Form 10-K
period 1994-12-31
DIEBOLD INC
filed 1995-03-09
CIK 28823

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
         ------------------------------------------------------------

                                   FORM 10-K

         [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1994

                                       OR

         [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ............. to ............
         ------------------------------------------------------------

         Commission file number 1-4879

                            DIEBOLD, INCORPORATED
            (Exact name of Registrant as specified in its charter)

                Ohio                                    34-0183970
  ----------------------------------------  -----------------------------------
   (State or other jurisdiction of          (IRS Employer Identification Number)
   incorporation or organization)

        P. O. Box 8230, Canton, Ohio                      44711-8230
  ----------------------------------------  -----------------------------------
  (Address of principal executive offices)                (Zip Code)


    Registrant's telephone number, including area code:     (216) 489-4000
- --------------------------------------------------------------------------------
         Securities registered pursuant to Section 12(b) of the Act:

         Title of each class          Name of each exchange on which registered:

    Common Shares $1.25 Par Value                New York Stock Exchange
- ------------------------------------  --------------------------------------

      Securities registered pursuant to Section 12(g) of the Act:  None
- --------------------------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X     No
                                                  ---       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.  [   ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 28, 1995. The aggregate market value was computed by using the closing price on the New York Stock Exchange on February 28, 1995 of $35.375 per share.

     Common Shares, Par Value $1.25 Per Share                $1,059,349,054

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

               Class                       Outstanding at March 1, 1995
    Common Shares $1.25 Par Value                 30,496,763 Shares
- ------------------------------------  --------------------------------------

DOCUMENTS INCORPORATED BY REFERENCE


(1)   PROXY STATEMENT FOR 1995 ANNUAL MEETING
      ---------------------------------------
      OF SHAREHOLDERS TO BE HELD APRIL 5, 1995
      ----------------------------------------
                                                                                        PART OF 10-K
                                                                                         INTO WHICH
                CAPTION OR HEADING                                PAGE NO.              INCORPORATED                ITEM NO.
        -----------------------------------                       --------              ------------                --------
        Information about Nominees for
        Election as Directors                                         3-9                   III                        10

        Executive Compensation                                       9-20                   III                        11

        Annual Meeting of Shareholders;
        Security Ownership of Directors
        and Management                                                1-7                   III                        12

        Compensation Committee Interlocks
        and Insider Participation                                       9                   III                        13

PART I.


ITEM 1. BUSINESS.
- ------- ---------

(a) General Development
- -----------------------

      The Registrant was incorporated under the laws of the State of Ohio in August, 1876, succeeding a proprietorship established in 1859 and is engaged primarily in the sale, manufacture, installation and service of automated self-service transaction systems, security products and software.

      During 1994, no significant changes occurred in the manner of conducting the Registrant's business.

(b) Financial Information about Industry Segments
- -------------------------------------------------

      The Registrant operates predominantly in one industry segment: financial systems and equipment. This segment accounts for more than 90% of the consolidated net sales, operating profit and identifiable assets.

(c) Description of Business
- ---------------------------

      The Registrant develops, manufactures, sells and services automated teller machines (ATMs), electronic and physical security systems, various products used to equip bank facilities, software and systems for global financial and commercial markets. Sales of systems and equipment are made directly to customers by the Registrant's sales personnel and by manufacturer's representatives and distributors. The sales/support organization works closely with customers and their consultants to analyze and fulfill the customers' needs. Products are sold under contract for future delivery at agreed upon prices. In 1994, 1993, and 1992 the Registrant's sales and services of financial systems and equipment accounted for more than 90% of consolidated net sales.

      The principal raw materials used by the Registrant are steel, copper, brass, lumber and plastics which are purchased from various major suppliers. Electronic parts and components are also procured from various suppliers. These materials and components are generally available in quantity at this time.

      No customer of the Registrant accounted for more than 10% of consolidated net sales in 1994, and no material part of the business is dependent upon a single customer or a few customers, the loss of any one or more of whom would have a material adverse effect on the business of the Registrant.

      Backlog as of December 31, 1994 was $152,511,000 a 5% decrease from December 31, 1993 backlog of $161,303,000. The Registrant believes, however, that with varying customer lead time requirements and other industry factors, order backlog information is not, by itself, a meaningful indicator of future revenue streams. There are numerous factors which influence the amount and timing of revenue in future periods.

- ------- ---------

      All phases of the Registrant's business are highly competitive; some products being in competition directly with similar products and others competing with alternative products having similar uses or producing similar results. Registrant believes, based upon outside independent industry surveys, that it is the leading manufacturer of automated teller machines in the United States and is also a market leader internationally. In the area of automated transaction systems, the Registrant competes primarily with AT&T Global Information Systems (formerly NCR Corporation) and Fujitsu - ICL Systems, Inc. In serving the security products market for the financial services industry, the Registrant meets numerous large competitors in the security equipment and systems field. Of these, some compete in only one or two product lines, while others sell a broader spectrum of products competing with the Registrant. However, the unavailability of comparative sales information and the large variety of individual products makes it impossible to give reasonable estimates of the Registrant's competitive ranking in or share of the market in its security product fields of activity. Many smaller manufacturers of safes, surveillance cameras, alarm systems and remote drive-up equipment are found in the market.

      The Registrant charged to expense approximately $34.5 million in 1994, $25.5 million in 1993 and $24.5 million in 1992 for research and development costs.

      Compliance by the Registrant with federal, state and local environmental protection laws during 1994 had no material effect upon capital expenditures, earnings or the competitive position of the Registrant and its subsidiaries.

      The total number of persons employed by the Registrant at December 31, 1994 was 4,731 compared to 4,202 at the end of the preceding year.

(d) Financial Information about Foreign and Domestic
- ----------------------------------------------------
     Operations and Export Sales
     ---------------------------

        Sales to customers in foreign countries approximated 19.8%, 17.6% and 18.2% of consolidated net sales for 1994, 1993 and 1992, respectively.

ITEM 2. PROPERTIES.
- ------- -----------

        The Registrant's corporate offices are located in Canton, Ohio. It owns facilities (approximately 1.6 million square feet) in Canton, Uniontown and Newark, Ohio; Lynchburg, Virginia; Sumter, South Carolina; and leases facilities (approximately .3 million square feet) in Akron, Canton, Canal Fulton, Massillon, Newark and Seville, Ohio; Mexico City, Mexico; and Shanghai, China. These facilities house manufacturing, production, associated engineering, warehousing, testing, administration and development and distribution for all product lines. The Registrant believes these facilities are both suitable and adequate for existing operations.


ITEM 3.  LEGAL PROCEEDINGS.
- -------  ------------------

        At December 31, 1994, the Registrant was a party to several lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate is considered material in relation to the Registrant's financial position or results of operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
- -------     ----------------------------------------------------

        No matters were submitted to a vote of security holders during the fourth quarter of 1994.


ITEM 4a.    EXECUTIVE OFFICERS OF THE REGISTRANT.
- --------    -------------------------------------

        Refer to pages 6 through 9.

EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                                Other Positions
                                                                             Year Elected       Held Last
           Name                   Age          Title                         Present Office     Five Years
- --------------------------        ---  ----------------------------          --------------     --------------
                                                                                                1989-93
                                                                                                -------
Robert W. Mahoney                  58    Chairman of the Board,                  1993           Chairman of the Board
                                          President and Chief                                   and Chief Executive
                                          Executive Officer                                     Officer and Director
                                           and Director

                                                                                                1989-93
                                                                                                -------
Robert P. Barone                   57    Vice Chairman                           1993           President and Chief
                                          and Director                                          Operating Officer and
                                         (until 8/26/94)                                        Director
                                                                                                1990-91
                                                                                                -------
                                                                                                Chief Executive
                                                                                                Officer - InterBold
                                                                                                and Director

                                                                                                1990-93
                                                                                                -------
Gerald F. Morris                   51    Executive Vice President                1993           Senior Vice President
                                          and Chief Financial Officer                           and Chief Financial Officer
                                                                                                1989-90
                                                                                                -------
                                                                                                Senior Vice President
                                                                                                Finance, Treasurer and
                                                                                                Chief Financial Officer
                                                                                                The Foxboro Company

                                                                                                1990-93
                                                                                                -------
William T. Blair                   61    Executive Vice President                1993           Vice President and
                                                                                                General Manager
                                                                                                North American
                                                                                                Sales and Service
                                                                                                1989-90
                                                                                                -------
                                                                                                Vice President,
                                                                                                Customer Services
                                                                                                1986-89
                                                                                                -------
                                                                                                Senior Vice President
                                                                                                Customer and Major
                                                                                                Account Marketing
                                                                                                Xerox Corporation

EXECUTIVE OFFICERS OF THE REGISTRANT - (continued)

                                                                                       Other Positions
                                                                      Year Elected     Held Last
     Name                      Age        Title                       Present Office   Five Years
- ----------------------         ---    -------------------------       --------------   ---------------
                                                                                        1991-93
                                                                                        -------
Gregg A. Searle                46     Executive Vice President            1993          Vice President -
                                                                                        Diebold
                                                                                        General Manager -
                                                                                        InterBold
                                                                                        1990-91
                                                                                        -------
                                                                                        Vice President,
                                                                                        U.S. Sales & Marketing -
                                                                                        InterBold
                                                                                        1987-90
                                                                                        -------
                                                                                        Regional Manager,
                                                                                        Eastern Ohio Region,
                                                                                        U.S.Marketing Group,
                                                                                        IBM Corporation

                                                                                        1993
                                                                                        ----
Alben W. Warf                  56     Group Vice President,               1994          Vice President, Diebold
                                      Self-Service Systems                              and General Manager,
                                      and General Manager,                              Interbold
                                      InterBold
                                                                                        1990-93
                                                                                        -------
                                                                                        Vice President
                                                                                        Development and
                                                                                        Manufacturing -
                                                                                        Diebold and InterBold

                                                                                        1989-90
                                                                                        -------
                                                                                        Vice President
                                                                                        Engineering and
                                                                                        Manufacturing

                                                                                        1987-89
                                                                                        -------
                                                                                        Vice President and
                                                                                        General Manager of
                                                                                        Engineering and
                                                                                        Manufacturing

                                       7

EXECUTIVE OFFICERS OF THE REGISTRANT - (continued)
                                                                                        Other Positions
                                                                    Year Elected           Held Last
     Name                      Age       Title                      Present Office        Five Years
- ----------------------         ---   -------------------------      --------------      ---------------
                                                                                        1991-93
                                                                                        -------
Frank G. D'Angelo              49     Vice President, Diebold           1993            Vice President,
                                      and General Manager                               Customer Service/Systems
                                      and Chief Executive                               Operations and Support
                                      Officer, Diebold Mexico,
                                      S.A. de C.V.                                      1990-91
                                                                                        -------
                                                                                        Vice President,
                                                                                        Software Development
                                                                                        and Support-InterBold

                                                                                        1989-90
                                                                                        -------
                                                                                        Vice President, Software
                                                                                        Development and
                                                                                        Information Systems

                                                                                        1988-89
                                                                                        -------
                                                                                        Vice President, Product
                                                                                        Management and
                                                                                        Application Systems

                                                                                        1987-89
                                                                                        -------
Warren W. Dettinger            41     Vice President,                   1989            Vice President and
                                      General Counsel and                               General Counsel
                                      Assistant Secretary

                                                                                        1990
                                                                                        ----
Donald E. Eagon, Jr.           52     Vice President                    1990            Vice President
                                      Corporate Communications                          Public Relations and
                                                                                        Advertising
                                                                                        1988-90
                                                                                        -------
                                                                                        Vice President
                                                                                        Public Affairs
                                                                                        Figgie International Inc.

                                                                                        1983-93
                                                                                        -------
Charee Francis-Vogelsang       48    Vice President and                 1993            Vice President
                                     Secretary, Diebold                                 and Secretary
                                     and Secretary, InterBold

                                                                                        1989-90
                                                                                        -------
Bartholomew J. Frazzitta       52    Vice President and                 1990            Vice President, Marketing
                                     General Manager,                                   and Product Management
                                     Security Products                                  1987-89
                                                                                        -------
                                                                                        Vice President, Sales and
                                                                                        Marketing - Western
                                                                                        Division




EXECUTIVE OFFICERS OF THE REGISTRANT - (continued)
                                                                                                Other Positions
                                                                                Year Elected    Held Last
     Name                          Age       Title                            Present Office    Five Years
- ----------------------             ---   -------------------------            --------------    ---------------
                                                                                                1990-92
                                                                                                -------
Michael J. Hillock                 43    Vice President and General               1993          Vice President,
                                          Manager, Sales and Service                            North American
                                          Europe, Middle East, and Africa                       Sales and Service -
                                                                                                Eastern Division
                                                                                                1988-90
                                                                                                -------
                                                                                                Managing Director,
                                                                                                Diebold Pacific Limited

                                                                                                1988-93
                                                                                                -------
Larry D. Ingram                    48    Vice President                           1993          Divisional Vice President -
                                          Procurement and Services                              Materials Management

                                                                                                1991-92
                                                                                                -------
Edgar N. Petersen                  56     Vice President and General              1993          Vice President and General
                                          Manager, Sales and Service                            Manager, International
                                          Canada, Asia Pacific, and                             Sales and Service
                                          Latin America                                         1990-91
                                                                                                -------
                                                                                                Vice President
                                                                                                International Sales
                                                                                                and Marketing - InterBold
                                                                                                1989-90
                                                                                                -------
                                                                                                Vice President
                                                                                                International Sales
                                                                                                1988-89
                                                                                                -------
                                                                                                Vice President
                                                                                                International Sales and
                                                                                                Marketing

                                                                                                1988-91
                                                                                                -------
Charles B. Scheurer                53    Vice President,                          1991          Vice President,
                                          Human Resources                                       Human Resources
                                                                                                and Corporate Services

                                                                                                1988-90
                                                                                                -------
Robert L. Stockamp                 51    Vice President and                       1990          Controller - Operations
                                          Corporate Controller

                                                                                                1988-90
                                                                                                -------
Robert J. Warren                   48    Vice President and                       1990          Controller, Corporate
                                          Treasurer                                             Financial Accounting and
                                                                                                Services and
                                                                                                Assistant Treasurer

There is no family relationship, either by blood, marriage or adoption, between any of the executive officers of the Registrant.

PART II.

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
- -------     ---------------------------------------------
            RELATED STOCKHOLDER MATTERS.
            ----------------------------

        On February 1, 1994 the Board of Directors of the Registrant declared a three-for-two stock split which was effected in the form of a stock dividend, distributed on February 22, 1994 to shareholders of record on February 10, 1994. Accordingly, all numbers of Common Shares, except authorized shares and treasury shares, and all per share data have been restated to reflect this stock split in addition to the three-for-two stock split declared on January 27, 1993, distributed on February 26, 1993, to shareholders of record on February 10, 1993.

        The Common Shares of the Registrant are listed on the New York Stock Exchange with a symbol of DBD. The price ranges of Common Shares for the Registrant are as follows:

                                             1994                           1993                        1992
                                        ---------------                ---------------            ---------------
                                         High      Low                  High     Low               High      Low
                                        ------    ------               ------   ------            ------    ------
        1st Quarter                     $42.75    $33.88               $31.50   $26.06            $26.88    $20.78
        2nd Quarter                      45.25     35.75                35.84    26.84             25.28     20.94
        3rd Quarter                      46.75     39.88                40.26    34.16             25.06     23.22
        4th Quarter                      45.13     39.38                41.08    36.66             27.56     23.40
                                        ------    ------               ------   ------            ------    ------

        Full Year                       $46.75    $33.88               $41.08   $26.06            $27.56    $20.78
                                        ======    ======               ======   ======            ======    ======


        There were approximately 3,400 registered shareholders of record at December 31, 1994.

        On the basis of amounts paid and declared the annualized quarterly dividends per share were $0.88 in 1994, $0.80 in 1993 and $0.75 in 1992.

ITEM 6.     SELECTED FINANCIAL DATA.
- -------     ------------------------

                                                              1994          1993         1992           1991         1990
                                                            --------      --------     --------       --------     --------
        Net Sales                                            $760,171      $623,277     $543,852       $506,217     $476,054
        Net Income *                                           63,511        48,374       23,205         35,745       27,111
        Net Income per share*                                    2.09          1.60         0.77           1.20         0.91
        Total Assets                                          661,883       609,019      558,914        535,593      519,932
        Long term debt, less current maturities                   --           --           --            2,000        3,250
        Cash dividends paid per Common Share                    $0.88         $0.80        $0.75          $0.71        $0.67

        *1992 amounts include a one-time charge of $17,932 ($0.60 per share) resulting from the adoption of SFAS 106, "Employers' Accounting for Postretirement Benefits Other than Pensions."

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- -------     -----------------------------------------------------------
            AND RESULTS OF OPERATIONS.
            --------------------------

MANAGEMENT'S ANALYSIS OF RESULTS OF OPERATIONS
The table below presents the changes in comparative financial data from 1992 to 1994. Comments on significant year-to-year changes follow the table.

                                                         1994                                1993
                                            ------------------------------    --------------------------------
                                                     Percent     Percent                Percent     Percent
                                                      of Net    Increase                 of Net     Increase
(Dollars in thousands)                     Amount      Sales   (Decrease)      Amount     Sales    (Decrease)
==============================================================================================================
Net sales
  Products  . . . . . . . . . . . . .      $479,314    63.1%      30.5%        $367,385     58.9%    23.3%
  Services  . . . . . . . . . . . . .       280,857    36.9        9.8          255,892     41.1      4.1
                                           -------------------------------------------------------------------

                                            760,171   100.0       22.0          623,277    100.0     14.6
Cost of sales
  Products  . . . . . . . . . . . . .       311,790    65.0       33.8          233,041     63.4     25.6
  Services  . . . . . . . . . . . . .       192,699    68.6        6.9          180,198     70.4      4.5
                                           -------------------------------------------------------------------

                                            504,489    66.4       22.1          413,239     66.3     15.4
                                           -------------------------------------------------------------------

Gross profit  . . . . . . . . . . . .       255,682    33.6       21.7          210,038     33.7     13.0
Selling and administrative expense  .       128,309    16.9       20.9          106,110     17.0     10.4
Research, development and
  engineering expense . . . . . . . .        36,599     4.8        5.1           34,838      5.6     (3.0)
                                           -------------------------------------------------------------------

                                            164,908    21.7       17.0          140,948     22.6      6.8
                                           -------------------------------------------------------------------

Operating profit  . . . . . . . . . .        90,774    11.9       31.4           69,090     11.1     28.4
Other income, net . . . . . . . . . .         5,152     0.7       (9.0)           5,664      0.9     61.0
Minority interest . . . . . . . . . .        (1,948)   (0.3)     (54.0)          (4,239)    (0.7)    70.7
                                           -------------------------------------------------------------------

Income before taxes and cumulative
  effect of change in accounting
  principles  . . . . . . . . . . . .        93,978    12.4       33.3           70,515     11.3     28.6
Taxes on income . . . . . . . . . . .        30,467     4.0       37.6           22,141      3.5     61.6
                                           -------------------------------------------------------------------

Income before cumulative effect of
  change in accounting principles . .        63,511     8.4       31.3           48,374      7.8     17.6
Cumulative effect of change in
 accounting principles  . . . . . . .           ---     ---        ---              ---    ---         ---
                                           -------------------------------------------------------------------

Net income  . . . . . . . . . . . . .      $ 63,511     8.4%      31.3%        $ 48,374      7.8%   108.5%
===========================================================================================================================


                                                  1992
                                            ------------------
                                                      Percent
                                                       of Net
(Dollars in thousands)                       Amount     Sales
==============================================================
Net sales
  Products  . . . . . . . . . . . . .        $298,039   54.8%
  Services  . . . . . . . . . . . . .         245,813   45.2
                                            ------------------
                                              543,852  100.0
Cost of sales
  Products  . . . . . . . . . . . . .         185,534   62.3
  Services  . . . . . . . . . . . . .         172,497   70.2
                                            ------------------
                                              358,031   65.8
                                            ------------------
Gross profit  . . . . . . . . . . . .         185,821   34.2
Selling and administrative expense  .          96,100   17.7
Research, development and
  engineering expense . . . . . . . .          35,920    6.6
                                            ------------------
                                              132,020   24.3
                                            ------------------
Operating profit  . . . . . . . . . .          53,801    9.9
Other income, net . . . . . . . . . .           3,519    0.6
Minority interest . . . . . . . . . .          (2,484)  (0.4)
                                            ------------------
Income before taxes and cumulative
  effect of change in accounting
  principles  . . . . . . . . . . . .          54,836   10.1
Taxes on income . . . . . . . . . . .          13,699    2.5
                                            ------------------
Income before cumulative effect of
  change in accounting principles . .          41,137    7.6
Cumulative effect of change in
 accounting principles  . . . . . . .         (17,932)  (3.3)
                                            ------------------
Net income  . . . . . . . . . . . . .        $ 23,205    4.3%
                                            ==================


NET SALES
Consolidated net sales for 1994 totaled $760,171, which represented growth of $136,894 or 22.0 percent from 1993, and $216,319 or 39.8 percent from 1992.
This was the Registrant's fifth consecutive year of record sales.

        Product sales of $479,314 grew $111,929 or 30.5 percent from 1993 and $181,275 or 60.8 percent from 1992. The Registrant continued to experience strong growth in domestic sales of ATMs, and also realized increases in domestic sales from all other major product lines during 1994. Total domestic product revenue was up 30.5 percent from 1993. Sales of products outside the U.S. increased 30.4 percent from 1993. The planned decline in fees received by InterBold for the sale of ATMs manufactured by IBM reduced the sales growth of Registrant's products abroad.

        Service net sales of $280,857 increased $24,965 or 9.8 percent from 1993 and were up $35,044 or 14.3 percent from 1992. The major factors contributing to the service revenue gain in 1994 were the continuing growth of the installed base of equipment resulting from new product installations, growth of new service offerings such as first-line maintenance and the acquisition of Mexico's largest ATM service business.

        Total product backlog of unfilled orders was $152,511 at December 31, 1994, compared to $161,303 at the end of 1993 and $106,122 at the end of 1992. In response to customer requirements for shorter manufacturing lead times, the Registrant has committed to reducing its production cycle time. The Registrant believes that due to varying customer lead time requirements and other industry factors, order backlog information is not, by itself, a meaningful indicator of future revenue streams. There are numerous factors which influence the amount and timing of revenue in future periods.

COST OF SALES AND EXPENSES
Consolidated cost of sales for 1994 was $504,489, compared to $413,239 in 1993 and $358,031 in 1992.

        Gross profits on product sales increased $33,180 and $55,019 from 1993 and 1992, respectively, to a level of $167,524 in 1994. Product gross margins in 1994 were 35.0 percent of product sales, compared to 36.6 percent in 1993 and 37.7 percent in 1992.

        The anticipated reduction in license fees received from IBM by InterBold reduced gross margin percentages. This trend has continued as these fees have become a smaller percentage of total ATM sales as a result of continuing international market acceptance of the InterBold i and ix Series ATMs. The Registrant believes the planned phase-out of the fees will have minimal effect on product gross margin percentages going forward. Excluding the effect of the fees, product gross margins continued to improve in 1994.

        Service gross profits of $88,158 in 1994 increased from $75,694 in 1993 and $73,316 in 1992. Service gross margins as a percentage of service sales also improved to 31.4 percent from 29.6 percent in 1993 and 29.8 percent in 1992. Even with the establishment of money-back guarantees for service performance, cost controls and improved reliability of products enabled service profitability to improve. The performance of Diebold Mexico's service business which was acquired at the beginning of 1994 also contributed favorably to service gross margins.

        Supporting the Registrant's volume growth and market expansion, operating expenses increased $23,960 or 17.0 percent from 1993 and were $32,888 or 24.9 percent above 1992. Total operating expenses of $164,908 in 1994 improved to 21.7 percent of net sales, from 22.6 percent in 1993 and 24.3 percent in 1992.

        Operating profit of $90,774 in 1994 represented an increase of $21,684 or 31.4 percent from 1993 and $36,973 or 68.7 percent from 1992. Operating profit again grew faster than net sales as manufacturing cost reductions and expense controls allowed the operating profit margin to widen from 11.1 percent and 9.9 percent in 1993 and 1992, respectively, to 11.9 percent in 1994.

OTHER INCOME, NET AND MINORITY INTEREST
Other income, net decreased $512 or 9.0 percent from 1993 but was $1,633 or
46.4 percent above 1992. Investment income increased slightly in 1994 due to rising interest rates and return on investment in lease receivables. The increase in investment income was offset, however, by increases in certain expenses related to Registrant-owned insurance contracts and amortization related to the purchase of certain assets.

        Minority interest of $1,948 decreased from $4,239 in 1993 and consisted primarily of income or losses allocated to the minority ownership of InterBold and Diebold Financial Equipment Company, Ltd. (China). Minority interests for both companies are calculated as a percentage of profits of the joint ventures based on formulas defined in the partnership agreements.

INCOME
Income before taxes and cumulative effect of change in accounting principles amounted to $93,978 in 1994. This was an increase of $23,463 or 33.3 percent from 1993 and $39,142 or 71.4 percent from 1992.
Income before taxes and cumulative effect of change in accounting principles also improved as a percentage of sales, representing 12.4 percent in 1994 compared to 11.3 percent in 1993 and 10.1 percent in 1992.

        The effective tax rate was 32.4 percent in 1994, compared to 31.4 percent in 1993 and 25.0 percent in 1992. The primary reason for the higher tax rate in 1994 was a reduction in tax-exempt interest as a percentage of pretax income. The 1992 rate was favorably affected by the settlement of a tax case involving accounting for rotatable spare parts. Details of the reconciliation between the U.S. statutory rate and the effective tax rate are included in Note 12 of the 1994 Consolidated Financial Statements.

        Income before cumulative effect of change in accounting principles increased to $63,511 or 8.4 percent of consolidated net sales, compared to income of $48,374 or 7.8 percent of net sales in 1993 and $41,137 or 7.6 percent of net sales in 1992.

MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITION
The Registrant continued to enhance its financial position during 1994. Total assets increased $52,864 or 8.7 percent to a 1994 year-end level of $661,883. Asset turnover (excluding cash, cash equivalents and short-term and long-term investment securities) increased to 1.89 in 1994 from 1.78 in 1993.

        Total current assets at December 31, 1994, of $326,089 represented an increase of $14,589 or 4.7 percent from the prior year-end. The increase in trade receivables and inventories comprises the majority of this increase and is a result of higher sales volumes and expansion of international operations in 1994. Trade receivables increased $23,851 or 18.5 percent to a December 31, 1994, level of $153,107. However, as a percentage of consolidated net sales, trade receivables continued to decline from 22.2 percent and 20.7 percent in 1992 and 1993, respectively, to a 1994 level of 20.1 percent. Inventories at year-end 1994 totaled $85,543 which represented an increase of $10,560 or 14.1 percent from 1993.

Long-term securities and other investments declined by $25,532 or 14.1 percent to a December 31, 1994, level of $155,800 largely due to maturities of tax-exempt municipal bonds, which were reinvested into certain other assets. The Registrant anticipates being able to meet both short- and long-term operational funding requirements without liquidating individual securities prior to maturity by varying the length and timing of maturities within the portfolio. However, since most of these securities are marketable, they could readily be converted into cash and cash equivalents if needed. The Registrant adopted the provisions of the Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective January 1, 1994.

        Total property, plant and equipment, net of accumulated depreciation, was $64,713 at the end of 1994, which results in an increase of $4,053 or 6.7 percent over prior year-end. Capital expenditures were $22,641 in 1994 compared with $18,343 in 1993. This increase resulted primarily from the need to meet higher manufacturing capacity requirements, capital investments in new foreign operations and expansion of facilities for research, development and administration. Other assets increased as a result of increases in net lease receivables and certain assets acquired in relation to new businesses.

        Total current liabilities at December 31, 1994, were $155,464, representing an increase of $16,893 or 12.2 percent from the prior year-end. The primary reason for the increase in current liabilities was an increase in accounts payable of $16,370 or 36.7 percent to a level of $60,962, reflecting increased purchasing activity to support higher sales volumes. The Registrant's current ratio was 2.1 at the end of 1994, compared to 2.3 at the end of 1993.

        At December 31, 1994, the Registrant had lines of credit totaling $40,000, all unrestricted as to use. Due to the strong liquidity position, the Registrant continued its practice of having no long-term debt. The Registrant's financial position provides it with sufficient resources to meet projected future capital expenditures, dividend and working capital requirements. However, if the need arises, the Registrant's financial position should ensure the availability of adequate additional financial resources.

        Minority interests of $15,028 represented the minority interest in InterBold owned by IBM and the minority interests in Diebold Financial Equipment Company, Ltd. (China) owned by the Shanghai FarEast Aero-Technology Import and Export Corporation and the Industrial and Commercial Bank of China, Shanghai Pudong Branch. Shareholders' equity increased $32,172 or 7.5 percent to $459,219 at December 31, 1994. Included within shareholders' equity are a translation adjustment related to the year-end revaluation of foreign net assets and the effects of adopting Statement of Financial Accounting Standards No. 115. Shareholders' equity per share was $15.08 at the end of 1994 compared to $14.11 in 1993. The Common Shares of the Registrant are listed on the New York Stock Exchange with a symbol of DBD. There were approximately 3,400 shareholders of record as of December 31, 1994.

        The Board of Directors declared a first-quarter 1995 cash dividend of $0.24 per share. This amount, which represents a 9.0 percent increase from the prior year's quarterly dividend rate, will be paid on March 10, 1995, to shareholders of record on February 17, 1995. Comparative quarterly cash dividends paid in 1994 and 1993 were $0.22 and $0.20, respectively.

MANAGEMENT'S ANALYSIS OF CASH FLOWS
During 1994, the Registrant generated $41,333 in cash from operating activities, compared to $94,577 in 1993 and $86,485 in 1992. In addition to net income of $63,511, adjusted for depreciation, amortization and other charges of $31,014, increases in accounts payables of $16,370 also aided cash provided by operations. Cash in operations was utilized to fund long-term lease receivables and increases in inventory levels and trade receivables as a result of additional sales volumes and formation of international operations. Expressed as a percentage of total assets employed, the Registrant's cash yield from operations was 6.2 percent in 1994 and 15.5 percent in 1993 and 1992.
        Cash generated from operating activities in 1994 was used to reinvest $40,615, net, in assets of the Registrant, compared with $63,303 in 1993 and $58,838 in 1992. The Registrant returned $26,682 to shareholders in the form of cash dividends paid during 1994, which was a 10.3 percent increase from 1993 and an 18.8 percent increase from 1992.

OTHER BUSINESS INFORMATION
In January 1994, the Registrant purchased 100 percent of the ATM distribution and certain related businesses of Hidromex, S.A. de C.V., to form Diebold Mexico, S.A. de C.V. This new subsidiary is responsible for the distribution and service of ATMs and certain other products in the Mexican market. In January 1994, the Registrant also acquired a 50 percent interest in OLTP ATM Systems, C.A. which distributes, installs and services ATMs and certain other products in Venezuela. Both of these actions were part of a continuing strategy to strengthen the Registrant's international competitiveness by actively seeking acquisitions, joint ventures and strategic alliances throughout the world. As operations are established in foreign locations, the Registrant recognizes that an increasing number of business transactions will involve foreign currencies. To minimize foreign currency exchange risk, the Registrant denominates transactions in U.S. dollars whenever feasible. However, when that is not possible, the Registrant utilizes a strategy of matching monetary assets and liabilities in each currency to the extent practicable.

        The Registrant also has a continuing strategy to leverage its technological expertise into new product applications and new markets for its products. At December 31, 1994, the Registrant owned 100 percent of MedSelect Systems, Inc., which was originally formed as a joint venture with Daily-Med, Inc. in 1993. MedSelect Systems, now a division of the Company, develops, manufactures and distributes medical supply, medication control and dispensing systems.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
- -------      --------------------------------------------
                                                    CONSOLIDATED BALANCE SHEETS
                                              DIEBOLD, INCORPORATED AND SUBSIDIARIES
                                                    DECEMBER 31, 1994 AND 1993
                                          (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                                                               1994                      1993

==================================================================================================================================
ASSETS
Current assets
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . .             $ 17,285                   $ 39,006
  Short-term investments (Note 3) . . . . . . . . . . . . . . . . . . . . . .               38,400                     32,907
  Trade receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              153,107                    129,256
  Inventories (Note 4)  . . . . . . . . . . . . . . . . . . . . . . . . . . .               85,543                     74,983
  Deferred income taxes (Note 12) . . . . . . . . . . . . . . . . . . . . . .               24,572                     18,125
  Prepaid expense and other current assets  . . . . . . . . . . . . . . . . .                7,182                     17,223

- -----------------------------------------------------------------------------------------------------------------------------------

     Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . .              326,089                    311,500

- -----------------------------------------------------------------------------------------------------------------------------------

Securities and other investments (Note 3) . . . . . . . . . . . . . . . . . .              155,800                    181,332
Property, plant and equipment, at cost (Note 5) . . . . . . . . . . . . . . .              152,314                    146,400
  Less accumulated depreciation and amortization  . . . . . . . . . . . . . .               87,601                     85,740

- -----------------------------------------------------------------------------------------------------------------------------------

                                                                                            64,713                     60,660
Deferred income taxes (Note 12) . . . . . . . . . . . . . . . . . . . . . . .                5,042                        ---
Other assets (Note 6) . . . . . . . . . . . . . . . . . . . . . . . . . . . .              110,239                     55,527

- -----------------------------------------------------------------------------------------------------------------------------------

                                                                                          $661,883                   $609,019

- -----------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             $ 60,962                   $ 44,592
  Estimated income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .                2,814                      3,899
  Accrued insurance . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               16,350                     15,149
  Accrued installation costs  . . . . . . . . . . . . . . . . . . . . . . . .                8,822                      7,611
  Deferred income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               46,470                     53,629
  Other current liabilities . . . . . . . . . . . . . . . . . . . . . . . . .               20,046                     13,691

- -----------------------------------------------------------------------------------------------------------------------------------

     Total current liabilities  . . . . . . . . . . . . . . . . . . . . . . .              155,464                    138,571

- -----------------------------------------------------------------------------------------------------------------------------------

Pensions (Note 10)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               10,545                      8,111
Postretirement benefits (Note 10) . . . . . . . . . . . . . . . . . . . . . .               21,627                     21,521
Deferred income taxes (Note 12) . . . . . . . . . . . . . . . . . . . . . . .                  ---                      2,194
Minority interest (Note 2)  . . . . . . . . . . . . . . . . . . . . . . . . .               15,028                     11,575
Commitments and contingencies (Note 13) . . . . . . . . . . . . . . . . . . .                  ---                        ---
Shareholders' equity (Note 8)
  Preferred Shares, no par value, authorized
    1,000,000 shares, none issued . . . . . . . . . . . . . . . . . . . . . .                  ---                        ---
  Common Shares, par value $1.25; authorized 50,000,000 shares;
     issued 30,515,146 and 30,288,734 shares, respectively;
     outstanding 30,460,046 and 30,259,566, respectively  . . . . . . . . . .               38,144                     37,861
  Additional capital  . . . . . . . . . . . . . . . . . . . . . . . . . . . .               68,320                     64,423
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              365,513                    328,684
  Treasury shares, at cost (55,100 and 29,168 shares, respectively) . . . . .               (3,186)                    (1,744)
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               (9,572)                    (2,177)

- -----------------------------------------------------------------------------------------------------------------------------------

    Total shareholders' equity  . . . . . . . . . . . . . . . . . . . . . . .              459,219                    427,047

- -----------------------------------------------------------------------------------------------------------------------------------

                                                                                          $661,883                   $609,019

==================================================================================================================================
See accompanying Notes to Consolidated Financial Statements.



                                                 CONSOLIDATED STATEMENTS OF INCOME
                                              DIEBOLD, INCORPORATED AND SUBSIDIARIES
                                           YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                              (In thousands except per share amounts)

                                                                                 1994              1993            1992
==================================================================================================================================
Net sales
  Products  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $479,314         $367,385          $298,039
  Services  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         280,857          255,892           245,813

- ----------------------------------------------------------------------------------------------------------------------------------

                                                                              760,171          623,277           543,852

- ----------------------------------------------------------------------------------------------------------------------------------

Cost of sales
  Products  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         311,790          233,041           185,534
  Services  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         192,699          180,198           172,497

- ----------------------------------------------------------------------------------------------------------------------------------

                                                                              504,489          413,239           358,031

- ----------------------------------------------------------------------------------------------------------------------------------

Gross profit  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         255,682          210,038           185,821

Selling and administrative expense  . . . . . . . . . . . . . . . . .         128,309          106,110            96,100
Research, development and engineering expense . . . . . . . . . . . .          36,599           34,838            35,920

- ----------------------------------------------------------------------------------------------------------------------------------

                                                                              164,908          140,948           132,020

- ----------------------------------------------------------------------------------------------------------------------------------

Operating profit  . . . . . . . . . . . . . . . . . . . . . . . . . .          90,774           69,090            53,801

Other income (expense)
  Investment income . . . . . . . . . . . . . . . . . . . . . . . . .          11,051           10,477             9,307
  Miscellaneous, net  . . . . . . . . . . . . . . . . . . . . . . . .          (5,899)          (4,813)           (5,788)
Minority interest (Note 2)  . . . . . . . . . . . . . . . . . . . . .          (1,948)          (4,239)           (2,484)

- ----------------------------------------------------------------------------------------------------------------------------------

Income before taxes and cumulative effect of change
  in accounting principles  . . . . . . . . . . . . . . . . . . . . .          93,978           70,515            54,836
Taxes on income (Note 12) . . . . . . . . . . . . . . . . . . . . . .          30,467           22,141            13,699

- ----------------------------------------------------------------------------------------------------------------------------------

Income before cumulative effect of change
  in accounting principles  . . . . . . . . . . . . . . . . . . . . .          63,511           48,374            41,137
Cumulative effect of change in accounting
  principles (Notes 1 and 10) . . . . . . . . . . . . . . . . . . . .            --               --             (17,932)

- ----------------------------------------------------------------------------------------------------------------------------------

Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 63,511         $ 48,374          $ 23,205

==================================================================================================================================

Average number of shares (Notes 8 and 9)  . . . . . . . . . . . . . .          30,330           30,231            30,075
Income per share (Notes 8 and 9)
  Before cumulative effect of change  . . . . . . . . . . . . . . . .        $   2.09         $   1.60          $   1.37
  Cumulative effect of change . . . . . . . . . . . . . . . . . . . .             --              --               (0.60)

- ----------------------------------------------------------------------------------------------------------------------------------

  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $   2.09         $   1.60          $   0.77

==================================================================================================================================
See accompanying Notes to Consolidated Financial Statements.


                                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                              DIEBOLD, INCORPORATED AND SUBSIDIARIES
                                           YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                                      (Dollars in thousands)

                                                  Common Shares
                                               --------------------
                                                               Par     Additional    Retained    Treasury
                                               Number*        Value     Capital      Earnings     Shares      Other*     Total
==================================================================================================================================
Balance,
 January 1, 1992  . . . . . . . . . . . . .   29,952,922     $16,649    $77,990     $303,759     $(636)      $(854)    $396,908

- ----------------------------------------------------------------------------------------------------------------------------------

Net income - 1992 . . . . . . . . . . . . .                                           23,205                             23,205
Stock options exercised . . . . . . . . . .      138,791          77      2,786                                           2,863
Unearned compensation . . . . . . . . . . .       45,450          25      1,108                               (450)         683
Dividends declared (Note 8) . . . . . . . .                                          (22,463)                           (22,463)
Pensions (Note 10)  . . . . . . . . . . . .                                                                   (626)        (626)
Translation adjustment  . . . . . . . . . .                                                                   (543)        (543)
Treasury shares . . . . . . . . . . . . . .      (12,441)                                         (571)                    (571)
Decrease in valuation allowance for
 noncurrent marketable equity securities  .                                                                    218          218
Three-for-two stock split (Note 8)  . . . .                    8,376     (8,376)                                            ---

- ----------------------------------------------------------------------------------------------------------------------------------

Balance,
  December 31, 1992 . . . . . . . . . . . .   30,124,722     $25,127    $73,508     $304,501   $(1,207)    $(2,255)    $399,674

- ----------------------------------------------------------------------------------------------------------------------------------

Net income - 1993 . . . . . . . . . . . . .                                           48,374                             48,374
Stock options exercised . . . . . . . . . .      102,717          86      1,498                                           1,584
Unearned compensation . . . . . . . . . . .        6,750           6        195                                280          481
Performance shares (Note 8) . . . . . . . .       48,888          50      1,829                                           1,879
Dividends declared (Note 8) . . . . . . . .                                          (24,191)                           (24,191)
Pensions (Note 10)  . . . . . . . . . . . .                                                                     (8)          (8)
Translation adjustment  . . . . . . . . . .                                                                   (194)        (194)
Treasury shares . . . . . . . . . . . . . .        5,657         (15)                             (537)                    (552)
Three-for-two stock split (Note 8)  . . . .                   12,607    (12,607)                                            ---

- ----------------------------------------------------------------------------------------------------------------------------------

Balance,
  December 31, 1993 . . . . . . . . . . . .   30,288,734     $37,861    $64,423     $328,684   $(1,744)    $(2,177)    $427,047

- ----------------------------------------------------------------------------------------------------------------------------------

Net income - 1994 . . . . . . . . . . . . .                                           63,511                             63,511
Stock options exercised . . . . . . . . . .       36,184          42        543                                             585
Unearned compensation . . . . . . . . . . .        9,000           8        338                                228          574
Performance shares (Note 8) . . . . . . . .       39,524          63      2,809                                           2,872
Dividends declared (Note 8) . . . . . . . .                                          (26,682)                           (26,682)
Translation adjustment  . . . . . . . . . .                                                                 (5,974)      (5,974)
Treasury shares . . . . . . . . . . . . . .       25,932                                        (1,442)                  (1,442)
Valuation allowance for
 marketable securities, net (Note 3)  . . .                                                                 (1,649)      (1,649)
Issuance of shares for acquisitions . . . .      115,772         170        207                                             377

- ----------------------------------------------------------------------------------------------------------------------------------

Balance,
  December 31, 1994 . . . . . . . . . . . .   30,515,146     $38,144    $68,320     $365,513   $(3,186)    $(9,572)    $459,219

- ----------------------------------------------------------------------------------------------------------------------------------

*See Note 8
See accompanying Notes to Consolidated Financial Statements.

                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              DIEBOLD, INCORPORATED AND SUBSIDIARIES
                                           YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                                      (Dollars in thousands)

                                                                        1994                 1993                  1992
==================================================================================================================================
Cash flow from operating activities:
  Net income  . . . . . . . . . . . . . . . . . . . . . . . .        $63,511               $48,374              $23,205
  Plus cumulative effect of change in accounting
    principles  . . . . . . . . . . . . . . . . . . . . . . .           --                    --                 17,932

- ----------------------------------------------------------------------------------------------------------------------------------

  Income before cumulative effect of change in
    accounting principles . . . . . . . . . . . . . . . . . .         63,511                48,374               41,137
  Adjustments to reconcile income before cumulative
    effect of change in accounting principles to cash
    provided by operating activities:
    Minority share of income  . . . . . . . . . . . . . . . .          1,948                 4,239                2,484
    Depreciation and amortization . . . . . . . . . . . . . .         14,240                13,606               12,502
    Other charges and amortization  . . . . . . . . . . . . .         16,774                11,181               12,539
    Deferred income taxes . . . . . . . . . . . . . . . . . .        (13,683)               (2,956)              (4,181)
    Loss on disposal of assets, net . . . . . . . . . . . . .          1,150                 2,622                1,766
    Cash provided (used) by changes in certain
      assets and liabilities:
      Trade receivables . . . . . . . . . . . . . . . . . . .        (23,851)               (8,565)              (2,453)
      Inventories . . . . . . . . . . . . . . . . . . . . . .        (10,560)                6,411               20,200
      Prepaid expenses and other current assets . . . . . . .          9,094                 1,174                6,395
      Accounts payable  . . . . . . . . . . . . . . . . . . .         16,370                14,109               (2,645)
      Other certain assets and liabilities  . . . . . . . . .        (33,660)                4,382               (1,259)

- ----------------------------------------------------------------------------------------------------------------------------------

  Total adjustments . . . . . . . . . . . . . . . . . . . . .        (22,178)               46,203               45,348

- ----------------------------------------------------------------------------------------------------------------------------------

  Net cash provided by operating activities . . . . . . . . .         41,333                94,577               86,485

Cash flow from investing activities:
  Proceeds from maturities of investments . . . . . . . . . .         72,460                88,403               68,188
  Proceeds from sales of investments  . . . . . . . . . . . .          8,635                11,677               10,092
  Payments for purchases of investments . . . . . . . . . . .        (73,290)             (140,032)            (121,023)
  Capital expenditures  . . . . . . . . . . . . . . . . . . .        (22,641)              (18,343)             (11,977)
  Increase in certain other assets  . . . . . . . . . . . . .        (28,477)               (5,070)              (4,165)
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,698                    62                   47

- ----------------------------------------------------------------------------------------------------------------------------------

  Net cash used by investing activities . . . . . . . . . . .        (40,615)              (63,303)             (58,838)

Cash flow from financing activities:
  Payments on long-term debt  . . . . . . . . . . . . . . . .           --                    --                 (3,000)
  Dividends paid  . . . . . . . . . . . . . . . . . . . . . .        (26,682)              (24,191)             (22,463)
  Distribution of affiliate's earnings to minority interest
    holder  . . . . . . . . . . . . . . . . . . . . . . . . .           --                  (3,569)                --
  Issuance of Common Shares . . . . . . . . . . . . . . . . .          2,291                 3,112                3,425
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,952                (2,051)              (1,133)

- ----------------------------------------------------------------------------------------------------------------------------------

  Net cash used by financing activities . . . . . . . . . . .        (22,439)              (26,699)             (23,171)

- ----------------------------------------------------------------------------------------------------------------------------------

(Decrease) increase in cash and cash equivalents  . . . . . .        (21,721)                4,575                4,476
Cash and cash equivalents at the beginning of the year  . . .         39,006                34,431               29,955

- ----------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at the end of the year  . . . . . .        $17,285               $39,006              $34,431
==================================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    DIEBOLD, INCORPORATED AND SUBSIDIARIES
               (Dollars in thousands except per share amounts)

NOTE 1:  SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Registrant and its subsidiaries. All significant inter-company accounts and transactions have been eliminated.

STATEMENTS OF CASH FLOWS

For the purposes of the Consolidated Statements of Cash Flows, the Registrant considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash paid during 1994, 1993 and 1992 for income taxes amounted to $37,488, $30,134 and $16,898, respectively.

FOREIGN OPERATIONS

The Registrant translates the assets and liabilities of its foreign subsidiaries at the exchange rates in effect at year-end and the results of operations at the average rate throughout the year. The translation adjustments are recorded directly as a separate component of shareholders' equity, while transaction gains (losses) are included in net income. The Registrant does not have any investment-type transactions or any unperformed forward exchange contracts.

   Sales to customers in foreign countries approximated 19.8 percent, 17.6 percent and 18.2 percent of net sales in 1994, 1993 and 1992, respectively. The investment used to generate this sales volume is considered immaterial by management.

TRADE RECEIVABLES AND SALES

Revenue, after provision for installation, is generally recognized based on the terms of the contracts which, for product sales, is usually when material to be installed for customer orders is shipped from the plants.

   The equipment that is sold is usually shipped and installed within one year. Installation that extends beyond one year is ordinarily attributable to causes not under the control of the Registrant.

   The concentration of credit risk in the Registrant's trade receivables with respect to the banking and financial services industries is substantially mitigated by the Registrant's credit evaluation process, reasonably short collection terms and the geographical dispersion of sales transactions from a large number of individual customers. The Registrant maintains allowances for potential credit losses, and such losses have been minimal and within management's expectations.

INVENTORIES

Inventories are valued principally at the lower of cost or market applied on a first-in, first-out basis. Cost is determined on the basis of actual cost.

SECURITIES AND OTHER INVESTMENTS

Effective January 1, 1994, the Registrant adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires that investments in debt and marketable equity securities be designated as held-to-maturity, trading or available-for-sale.

   Held-to-maturity securities are stated at cost and no adjustment is made in the financial statements for unrealized holding gains and losses.

   Trading securities are stated at fair value and unrealized holding gains and losses are included in income.

   Securities that are not classified as held-to-maturity or trading are classified as available-for-sale and are carried at fair value with the unrealized holding gains and losses, net of tax, reported as a separate component of shareholders' equity.

  There is no cumulative effect resulting from the adoption of Statement 115.

   Prior to 1994, the Registrant followed Statement of Financial Accounting Standards No. 12, "Accounting for Certain Marketable Securities."

DEPRECIATION AND AMORTIZATION

Depreciation of property, plant and equipment is computed using the straight-line method for financial statement purposes. Accelerated methods of depreciation are used for federal income tax purposes. Amortization of leasehold improvements is based upon the shorter of original terms of the lease or life of the improvement.

RESEARCH AND DEVELOPMENT

  Total research and development costs charged to expense were $34,476, $25,493 and $24,452 in 1994, 1993 and 1992, respectively.

OTHER ASSETS

Purchased contracts, deferred charges and certain other assets are stated at cost and are amortized ratably over a period of three to 25 years.

DEFERRED INCOME

Deferred income is recognized for customer billings in advance of the period in which the service will be performed and is recognized in income on a straight-line basis over the contract period.

TAXES ON INCOME

Effective January 1, 1992, the Registrant adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." There was no cumulative effect on the consolidated income statement resulting from the adoption of Statement 109.

RECLASSIFICATIONS

The Registrant has reclassified the presentation of certain prior-year information to conform with the current presentation format.

NOTE 2:  RELATED PARTY TRANSACTIONS

INTERBOLD JOINT VENTURE

The consolidated financial statements include the accounts of InterBold, a joint venture between the Registrant and IBM, of which the Registrant owns 70 percent. The joint venture provides ATMs and other financial self-service systems worldwide. IBM's ownership interest in InterBold is reflected in "minority interest" on the Registrant's Consolidated Balance Sheets. Net profits of InterBold are allocated based upon a formula as specified in the partnership agreement.

   InterBold provides ATM and other financial self-service systems marketing and sales support for IBM's international sales and marketing organization, and the Registrant's U.S. sales and marketing organization, both of which sell and distribute InterBold products.

   All research, development and engineering activities for the Registrant for self-service financial systems are the responsibility of the joint venture.

NOTE 3: FINANCIAL INSTRUMENTS

Effective January 1, 1994, the Registrant adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires certain investments in marketable debt and equity securities to be classified as either trading, held-to-maturity or available-for-sale. At December 31, 1993, the Registrant's investment portfolio was stated at the lower of cost or market. At December 31, 1994, the investment portfolio was classified as available-for-sale due to the potential needs for liquidity to fund future acquisitions, joint ventures and strategic alliances throughout the world as part of a continuing strategy to strengthen the Registrant's international competitiveness. At December 31, 1994, the marketable debt and equity securities are stated at fair value and net unrealized holding losses of $1,649, net of tax, are included as a separate component of shareholders' equity until realized. The fair value of securities and other investments is estimated based on quoted market prices.

The Registrant's financial instruments, excluding insurance contracts at December 31, are summarized as follows:

                                Amortized     Fair
                                Cost Basis    Value
- -----------------------------------------------------------------
1994:
============================================================
Short-term investments:
  Tax-exempt municipal bonds      $ 29,337   $ 29,426
  Certificates of deposit .          8,974      8,974

- -----------------------------------------------------------------
                                  $ 38,311   $ 38,400

- -----------------------------------------------------------------


Securities and other investments:
  Tax-exempt municipal bonds      $132,277   $129,743
  Equity securities . . .           22,670     22,670

- -----------------------------------------------------------------
                                  $154,947   $152,413

- -----------------------------------------------------------------


1993:
============================================================
Short-term investments:
  Tax-exempt municipal bonds      $ 23,655   $ 24,226
  Certificates of deposit .          9,252      9,252

- -----------------------------------------------------------------
                                  $ 32,907   $ 33,478

- -----------------------------------------------------------------

Securities and other investments:
  Tax-exempt municipal bonds      $156,715   $160,532
  Equity securities . . .           22,378     22,927

- -----------------------------------------------------------------
                                  $179,093   $183,459
- -----------------------------------------------------------------

The contractual maturities of the tax-exempt municipal bonds at December 31,
1994, are as follows:
                                Amortized     Fair
                                Cost Basis    Value
=================================================================
Due within one year . . . .       $ 29,337   $ 29,426
Due after one year
 through five years . . . .        124,462    122,394
Due after five years
 through 10 years . . . .            7,815      7,349

- -----------------------------------------------------------------
                                  $161,614   $159,169

- -----------------------------------------------------------------
NOTE 4:  INVENTORIES

Major classes of inventories at December 31 are summarized as follows:

                                     1994       1993
=================================================================
Finished goods and
  service parts . . . .            $20,786    $27,507
Work in process . . . .             64,617     47,284
Raw materials . . . . .                140        192

- -----------------------------------------------------------------
                                   $85,543    $74,983
- -----------------------------------------------------------------


NOTE 5:  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, together with annual depreciation and amortization rates, consisted of the following:
                                                        Annual
                                     1994      1993     Rates
=================================================================
Land and land
  improvements  . .               $  3,907   $  4,248    5-20%
Buildings . . . . .                 30,786     32,947    2-20%
Machinery, equipment
  and rotatable
  spares  . . . . .                109,203    101,824    5-40%
Leasehold
  improvements  . .                  2,013      1,815   Lease
Construction in . .                                     Term
  progress  . . . .                  6,405      5,566

- -----------------------------------------------------------------
                                  $152,314   $146,400
- -----------------------------------------------------------------

NOTE 6:  OTHER ASSETS

Included in other assets are net lease receivables and prepaid pension costs which are the excess of plan contributions over net periodic pension costs. Also, included in other assets were certain assets acquired in relation to new businesses.

NOTE 7:  SHORT-TERM FINANCING

At December 31, 1994, bank credit lines approximated $40,000 with various banks for short-term financing. There were no short-term borrowings under these agreements at any time during 1994 and 1993.

   The Registrant has informal understandings with certain of the banks to maintain compensating balances which are not legally restricted as to withdrawal. The lines of credit can be withdrawn at each bank's option.

NOTE 8:  SHAREHOLDERS' EQUITY

   On February 1, 1994, the Board of Directors declared a three-for-two stock split effected in the form of a stock dividend, distributed on February 22, 1994, to shareholders of record on February 10, 1994. Accordingly, all numbers of Common Shares, except authorized shares and treasury shares, and all per share data have been restated to reflect this stock split in addition to the three-for-two stock split declared on January 27, 1993, distributed on February 26, 1993, to shareholders of record on February 10, 1993.
   On the basis of amounts declared and paid, the annualized quarterly dividends per share were $0.88 in 1994, $0.80 in 1993 and $0.75 in 1992.
   Under the 1991 Equity and Performance Incentive Plan (1991 Plan), Common Shares are available for grant of options at a price not less than 85 percent of the fair market value of the Common Shares on the date of grant. Options are exercisable in cumulative annual installments over five years, beginning one year from the date of grant. The number of Common Shares that may be issued or delivered pursuant to the 1991 Plan is 1,451,250, of which 1,170,901 shares were available for issuance at December 31, 1994. The 1991 Plan will expire on April 2, 2002.
   The 1991 Plan replaced the Amended and Extended 1972 Stock Option Plan (1972
Plan), which expired by its terms on April 2, 1992. Awards already outstanding under the 1972 Plan are unaffected by the adoption of the 1991 Plan.

   The following is a summary with respect to options for both plans during
1994:
                             Shares       Option
                             Under       Price Per
                             Option       Share
=================================================================
Balance,
  January 1, 1994 .........  392,655     $14-34
Options granted ............  86,900      38-39
Options exercised .........  (36,184)     13-29
Options expired
  or terminated .............   (542)        14
- -----------------------------------------------------------------
Balance,
  December 31, 1994 ....     442,829     $13-39
- -----------------------------------------------------------------

At December 31, 1994, there were 82,506 and 79,057 shares subject to options issued under the 1991 Plan and the 1972 Plan, respectively, that were exercisable.
   The 1991 Plan also provides for the issuance of restricted shares without cost to certain employee associates. Outstanding awards granted at December 31, 1994, for both plans totaled 162,000 restricted shares. The shares are subject to forfeiture under certain circumstances. Unearned compensation representing the fair market value of the shares at the date of grant will be charged to income over the three-to-five-year vesting period.
   The 1991 Plan also provides for the issuance of Common Shares based on certain management objectives achieved within a specified performance period of at least one year as determined by the Board of Directors. The management objectives set in 1994 are based on a three-year performance period ending December 31, 1996. The management objectives for the period ended December 31, 1994, were set in April 1992. The objectives were exceeded and shares were issued in 1995.
   In February 1989, the Board of Directors declared a dividend distribution of one right for each outstanding Common Share of the Registrant. Pursuant to the Rights Agreement covering the Shareholder Rights Plan, each right entitles the registered holder to purchase one one-hundredth of a share of Cumulative Redeemable Serial Preferred Shares, without par value, at a price of $130. The rights become exercisable 20 days after a person or group acquires 20 percent or more of the Registrant's shares. At that time, rights certificates would be issued and could be traded independently from the Registrant's shares. If the Registrant is involved in certain mergers or other business combination transactions at any time after the rights become exercisable, then the rights will be modified so as to entitle the holder to buy a number of an acquiring company's shares having a market value of twice the exercise price of each right. In addition, if a holder of 20 percent or more acquires the Registrant by means of a reverse merger in which the Registrant and its shares survive, or engages in certain other self-dealing transactions with the Registrant, each right not owned by the acquirer will become exercisable for a number of Common Shares of the Registrant with a market value of two times the exercise price of the right. The rights are redeemable for $0.01 per right at any time before 20 percent or more of the Registrant's shares have been acquired, and will expire on February 10, 1999, unless redeemed earlier by the Registrant. As a result of the stock split effected on February 22, 1994, each Common Share is currently accompanied by four-ninths of a right.

NOTE 9:  INCOME PER SHARE

The income per share computations are based upon the weighted average number of Common Shares outstanding during each year. The inclusion in the computation of incremental shares applicable to outstanding stock options and performance shares would have no material effect.


NOTE 10:  PENSION PLANS AND
POSTRETIREMENT BENEFITS

The Registrant has several pension plans covering substantially all employee associates. Plans covering salaried employee associates provide pension benefits that are based on the employee associate's compensation during the 10 years before retirement. The Registrant's funding policy for those plans is to contribute annually at an actuarially determined rate. Plans covering hourly employee associates and union members generally provide benefits of stated amounts for each year of service. The Registrant's funding policy for those plans is to make at least the minimum annual contributions required by applicable regulations.
   Approximately 90 percent of the plan assets at December 31, 1994, were invested in listed stocks and investment grade bonds.

   A summary of the components of net periodic pension costs follows:

                            1994     1993      1992
=================================================================
Benefit earned
  during the year .       $5,384 $  4,731  $  4,326
Interest accrued on
  projected benefit
  obligation  . . .       10,327    9,783     9,247
Actual return on
  assets  . . . . .      (14,209) (16,970)  (12,761)
Net amortization and
  deferral  . . . .         (483)   3,030    (2,050)

- -----------------------------------------------------------------
Net periodic pension
  costs . . . . . .       $1,019 $    574  $ (1,238)
- -----------------------------------------------------------------


Assumptions used to measure the projected benefit obligation at December 31, and the expected long-term rate of return on assets are as follows:

                            1994     1993      1992
=================================================================
Discount rate . . .        7.25%     7.25%       8%
Expected long-term
  rate of return
  on assets . . . .          9%       9%         9%
Rate of increase
  in compensation
  levels  . . . . .         5.5%     5.5%        6%
- -----------------------------------------------------------------

   Minimum liabilities have been recorded in 1994, 1993 and 1992 for the plans whose total accumulated benefit obligation exceeded the fair value of the plan's assets.
   The Registrant offers an employee associate 401(k) Savings Plan (Savings
Plan) to encourage eligible employee associates to save on a regular basis, by payroll deductions, and to provide them with an opportunity to become shareholders of the Registrant. Under the Savings Plan in 1994, the Registrant matched 80 percent of a participating employee associate's first 4 percent of earnings and 40 percent of a participating employee associate's second 4 percent of earnings.

   The following table sets forth the funded status and amounts recognized in the Consolidated Balance Sheets at December 31, for the Registrant's defined benefit pension plans:

                                                                 1994                                   1993
==================================================================================================================================
                                                    Assets in         Accumulated           Assets in         Accumulated
                                                    excess of          benefits in          excess of          benefits in
                                                   accumulated         excess of           accumulated         excess of
                                                    benefits            assets              benefits            assets
==================================================================================================================================
Fair value of plan assets . . . . . . . . . . .       $154,068          $ 12,143             $163,346          $ 14,675
Less:
  Actuarial present value of projected
    benefit obligation:
    Vested employee associates  . . . . . . . .         93,851            23,691               87,722            20,463
    Nonvested employee associates . . . . . . .          5,919               637                5,351             1,750

- ----------------------------------------------------------------------------------------------------------------------------------

    Accumulated benefit obligation  . . . . . .         99,770            24,328               93,073            22,213
    Amounts related to future
      salary increases  . . . . . . . . . . . .         24,325             1,328               22,488               987

- ----------------------------------------------------------------------------------------------------------------------------------

Total projected benefit obligation  . . . . . .        124,095            25,656              115,561            23,200

- ----------------------------------------------------------------------------------------------------------------------------------

Plan assets less projected benefits . . . . . .         29,973           (13,513)              47,785            (8,525)
  Unrecognized prior service cost, net  . . . .          6,888             3,141                8,661             2,020
  Unamortized net transition (asset)
    obligation  . . . . . . . . . . . . . . . .        (15,951)              359              (17,495)              419
  Unrecognized net (gain) loss  . . . . . . . .            534             2,858              (18,240)              591
  Adjustment required to recognize
    minimum liability . . . . . . . . . . . . .            ---            (5,030)                 ---            (2,043)

- ----------------------------------------------------------------------------------------------------------------------------------

  Prepaid pension costs (accrued obligations) .       $ 21,444          $(12,185)           $  20,711          $ (7,538)
==================================================================================================================================

   In addition to providing pension benefits, the Registrant provides certain healthcare and life insurance benefits for retired employee associates. Eligible employee associates may be entitled to these benefits based upon years of service with the Registrant, age at retirement and collective bargaining agreements.

   Effective January 1, 1992, the Registrant adopted the provisions of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." Under Statement 106, the Registrant records such postretirement benefit costs during the periods in which employee associates provide services for such benefits. The Registrant elected immediate recognition of the transition charge associated with adopting Statement 106 by recording a one-time charge of $17,932, net of $10,990 in income taxes, as a cumulative effect of change in accounting principle.

   The transition obligation represented accumulated postretirement benefits associated with service rendered prior to January 1, 1992, by eligible current and former employee associates. Presently, the Registrant has made no commitments to increase these benefits for existing retirees or for employee associates who may become eligible for these benefits in the future. Currently there are no plan assets and the Registrant funds the benefits as the claims are paid.

   A summary of the components of net periodic postretirement benefit costs follows:

                            1994     1993     1992
==========================================================
Interest cost . . . . .    $1,925   $1,930   $1,767
Service cost  . . . . .        59       42       32
Amortization  . . . . .        93      ---      ---

- ----------------------------------------------------------
Net periodic postretirement
 benefit cost . . . . .    $2,077   $1,972   $1,799
- ----------------------------------------------------------

  The effect of a one percentage point annual increase in the assumed healthcare cost trend rate would increase the service and interest cost components of the healthcare benefits from $1,783 to $1,942, an 8.9 percent increase.

   Measurement of the accumulated postretirement benefit obligation at December 31, was based on a discount rate of 7.25 percent in 1994 and 1993.



   The following table sets forth the components of the accumulated postretirement benefit obligation at December 31:

                                  1994       1993
============================================================
Retirees  . . . . . . .         $26,056     $25,112
Fully eligible active
   plan participants  .             329         764
Other active
       plan participants          1,060         943

- -------------------------------------------------------------
Accumulated postretirement
   benefit obligation .          27,445      26,819
Unrecognized net loss .          (3,595)     (3,341)

- -------------------------------------------------------------
Accrued postretirement
   benefit obligation .         $23,850     $23,478
- -------------------------------------------------------------

   Under the provisions of Statement 106, the postretirement benefit obligation was determined by application of the terms of medical and life insurance plans together with relevant actuarial assumptions and healthcare cost trend rates projected at annual rates declining from 13.2 percent in 1994 to 5.3 percent through the year 2026. The effect of a one percentage point annual increase in these assumed healthcare cost trend rates would increase the healthcare accumulated postretirement benefit obligation from $25,121 to $27,426, a 9.2 percent increase.


NOTE 11: LEASES

The Registrant's future minimum lease payments due under operating leases for real and personal property in effect at December 31, 1994, were as follows:

                                       Vehicles
                            Real         and
Expiring         Total     Estate     Equipment
=================================================================
1995 ........... $15,044   $ 3,595      $11,449
1996 ...........  12,047     2,409        9,638
1997 ...........   8,880     1,911        6,969
1998 ...........   4,010     1,612        2,398
1999 ...........   1,231     1,177           54
Thereafter ....    1,847     1,847           --

- -----------------------------------------------------------------
                 $43,059   $12,551      $30,508
- -----------------------------------------------------------------

Rental expense for 1994, 1993 and 1992 under all lease agreements amounted to approximately $18,100, $16,500 and $15,900, respectively.

NOTE 12: TAXES ON INCOME

The provision for taxes on income consisted of the following:

                        1994       1993      1992
=================================================================
Federal and foreign
  Current . . . . .  $39,115    $24,024   $16,460
  Deferred  . . . .  (12,795)    (4,619)   (4,181)

- -----------------------------------------------------------------
                      26,320     19,405    12,279
State and local .      4,147      2,736     1,420

- -----------------------------------------------------------------
                     $30,467    $22,141   $13,699
- -----------------------------------------------------------------


Deferred income tax (benefit) expense resulted from the following:

                        1994       1993      1992
=================================================================
Depreciation  . . . $ (3,583)   $   187   $  (271)
Interest  . . . . .   (1,748)       ---    (1,698)
Inventory . . . . .   (2,855)    (2,216)   (1,753)
Accrued expense . .   (3,300)    (1,768)   (1,303)
Other . . . . . . .   (1,309)      (822)      844

- -----------------------------------------------------------------
                    $(12,795)   $(4,619)  $(4,181)
- -----------------------------------------------------------------


In addition to the 1994 income tax expense of $30,467, certain deferred income tax benefits of $888 were allocated directly to shareholders' equity.

A reconciliation of the difference between the U.S. statutory tax rate and the effective tax rate is shown below:

                            1994     1993   1992
================================================================
Statutory tax rate  . .      35.0%   35.0%   34.0%
State and local income
  taxes, net of federal tax
  benefit . . . . . . .       2.9     2.5     1.7
Exempt income . . . . .      (3.9)   (5.0)   (5.3)
Tax court settlement          ---     ---    (3.4)
Insurance contracts          (4.3)   (3.7)   (2.3)
Other . . . . . . .           2.7     2.6     0.3

- ----------------------------------------------------------------
Effective tax rate           32.4%   31.4%   25.0%
- ----------------------------------------------------------------




Significant components of the Registrant's deferred tax assets and liabilities are as follows:

                                1994       1993
================================================================
Accrued expense . . . . .     $ (6,677)  $ (3,519)
Pension plans . . . . . .        6,949      6,964
Depreciation  . . . . . .        1,383      4,953
Accrued insurance . . . .       (5,337)    (4,981)
Other amortization  . . .        2,579      1,787
Interest  . . . . . . . .          ---      1,748
Inventory . . . . . . . .       (5,190)    (2,335)
Deferred income . . . . .       (7,490)    (8,182)
Postretirement benefits .       (9,908)    (9,781)
Partnership income  . . .       (2,464)    (1,631)
Other . . . . . . . . . .       (3,459)      (954)

- ----------------------------------------------------------------
                              $(29,614)  $(15,931)
- ----------------------------------------------------------------

Deferred tax assets amounted to $46,308 and $37,706 and deferred tax liabilities amounted to $16,694 and $21,775 at December 31, 1994, and 1993, respectively. No valuation allowance was required for the deferred tax assets.

In 1990, the Registrant filed petitions with the United States Tax Court to protest the Internal Revenue Service's (IRS) proposed deficiencies for the years 1978 through 1982. The IRS disagreed with the Registrant's position that rotatable spare parts (used in the servicing of customer equipment) were fixed assets subject to depreciation and eligible for the Investment Tax Credit
(ITC). It is the IRS's position that rotatable spare parts are not entitled to depreciation or ITC and should be accounted for as inventory, for tax purposes, and deducted only when sold or abandoned.

On December 11, 1992, the United States Tax Court entered its decision based on a resolution agreed upon by the IRS and the Registrant regarding the petitions the Registrant had filed to contest the proposed deficiencies for the years 1978 through 1982. In addition, on January 11, 1993, the Registrant and the IRS signed a closing agreement under Section 7121 of the Internal Revenue Code. This agreement applies to the years 1983 through 1990.

As a result of the Tax Court decision and the settlement reached with the IRS, the Registrant will account for its rotatable spare parts as inventory for tax purposes. Under this method of accounting, for tax purposes the value of the rotatable spare parts used to service customer equipment will be deducted as sold or abandoned.

The amounts the Registrant had reserved for the years in question exceeded the total tax and related accrued interest payable to the IRS for the years noted above. The resolution of this tax case did not have a material impact upon the financial position of the Registrant.

NOTE 13: COMMITMENTS AND
CONTINGENCIES

At December 31, 1994, the Registrant was a party to several lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate is considered material in relation to the Registrant's financial position or results of operations.

NOTE 14: SEGMENT INFORMATION

The Registrant operates predominantly in one industry segment, financial systems and equipment. This industry segment accounts for more than 90 percent of the consolidated revenues, operating profit and identifiable assets.


NOTE 15: QUARTERLY FINANCIAL
INFORMATION (UNAUDITED)

See "Comparison of Selected Quarterly Financial Data (Unaudited)" on page 28 of this Annual Report on Form 10-K.


                 COMPARISON OF SELECTED QUARTERLY FINANCIAL DATA
                 (UNAUDITED)
                                  1ST QUARTER               2ND QUARTER              3RD QUARTER              4TH QUARTER
    (Dollars in thousands      1994       1993           1994       1993           1994       1993          1994       1993
 except per share amounts)
==================================================================================================================================
Net sales ...............    $176,764    $134,463      $188,081    $150,147      $188,199    $162,280     $207,127    $176,387
Gross profit ...........       57,485      43,843        63,350      49,407        63,941      54,156       70,906      62,632
Net income   ..........        12,711       8,624        16,168      11,798        16,711      12,711       17,921      15,241
Net income
  per share  ..........          0.42        0.29          0.53        0.39          0.55        0.42         0.59        0.50
==================================================================================================================================

See Notes to Consolidated Financial Statements and 11-Year Summary 1994-1984.

                 REPORT OF MANAGEMENT


                 The management of Registrant is responsible for the contents of the consolidated financial statements, which are prepared in conformity with generally accepted accounting principles. The consolidated financial statements necessarily include amounts based on judgments and estimates. Financial information elsewhere in the Form 10-K is consistent with that in the consolidated financial statements.
                    The Registrant maintains a comprehensive
                 accounting system which includes controls designed to provide reasonable assurance as to the integrity and reliability of the financial records and the protection of assets. An internal audit staff is employed to regularly test and evaluate both internal accounting controls and operating procedures, including compliance with the Registrant's statement of policy regarding ethical and lawful conduct. The role of KPMG Peat Marwick LLP, the independent auditors, is to provide an objective review of the consolidated financial statements and the underlying transactions in accordance with generally accepted auditing standards. The report of KPMG Peat Marwick LLP accompanies the consolidated financial statements.
                    The Audit Committee of the Board of Directors,
                 composed of directors who are not members of management, meets regularly and separately with management, the independent auditors and the internal auditors to ensure that their respective responsibilities are properly discharged. KPMG Peat Marwick LLP and the Director of Internal Audit have full and free access to the Audit Committee.





                 Gerald F. Morris
                 Executive Vice President and Chief Financial
                 Officer

                                         5-YEAR SUMMARY 1994-1990
                                         DIEBOLD, INCORPORATED AND SUBSIDIARIES
                                         SELECTED FINANCIAL DATA
                                        (In thousands except per share amounts and ratios)

                                                                   1994           1993           1992          1991           1990
==================================================================================================================================
OPERATING RESULTS
Net sales .........................................................$760,171       $623,277      $543,852      $506,217     $476,054
Cost of sales ......................................................504,489        413,239       358,031       331,576      333,612
Gross profit .......................................................255,682        210,038       185,821       174,641      142,442
Selling and administrative expense .........................        128,309        106,110        96,100        95,353       89,966
Research, development and engineering expense ......                 36,599         34,838        35,920        34,988       20,289
Operating profit ....................................................90,774         69,090        53,801        44,300       32,187
Other income, net ................................................    5,152          5,664         3,519         7,209        7,626
Minority interest ...................................................(1,948)        (4,239)       (2,484)       (2,343)      (2,335)
Income before taxes and cumulative effect ..............             93,978         70,515        54,836        49,166       37,478
Taxes on income ..................................................   30,467         22,141        13,699        13,421       10,367
Net income (Note A) .............................................    63,511         48,374        23,205        35,745       27,111
Income per share before cumulative effect (Note B) ..                  2.09           1.60          1.37          1.20         0.91
Net income per share (Note A and Note B) ...............               2.09           1.60          0.77          1.20         0.91

- -----------------------------------------------------------------------------------------------------------------------------------

DIVIDEND AND COMMON SHARE DATA
Average shares outstanding (Note B) ......................           30,330         30,231        30,075        29,839       29,756
Common dividends paid ........................................     $ 26,682       $ 24,191      $ 22,463      $ 21,221     $ 19,837
Common dividends paid per share (Note B) ..............                0.88           0.80          0.75          0.71         0.67

- -----------------------------------------------------------------------------------------------------------------------------------

YEAR-END FINANCIAL POSITION
Current assets ....................................................$326,089       $311,500      $290,729      $319,984     $312,036
Current liabilities ................................................155,464        138,571       117,612       115,779      116,022
Net working capital ..............................................  170,625        172,929       173,117       204,205      196,014
Property, plant and equipment, net .........................         64,713         60,660        60,601        58,449       64,613
Total assets .......................................................661,883        609,019       558,914       535,593      519,932
Long-term debt, less current maturities ...................             ---            ---           ---         2,000        3,250
Shareholders' equity .............................................  459,219        427,047       399,674       396,908      378,128
Shareholders' equity per share (Note C) ..................            15.08          14.11         13.28         13.25        12.70

- -----------------------------------------------------------------------------------------------------------------------------------

RATIOS
Pretax profit on sales (%) ......................................      12.4%          11.3%         10.1%          9.7%         7.9%
Current ratio .....................................................2.1 to 1       2.3 to 1      2.5 to 1      2.8 to 1     2.7 to 1

- -----------------------------------------------------------------------------------------------------------------------------------

OTHER DATA
Capital expenditures ............................................. $ 22,641       $ 18,343      $ 11,977      $  9,100     $ 22,209
Depreciation and amortization ................................       14,240         13,606        12,502        12,808       12,564
===================================================================================================================================

Note A -- 1992 amounts include a one-time charge of $17,932 ($0.60 per share) resulting from the adoption of Statement 106,
          "Employers' Accounting for Postretirement Benefits Other than Pensions."
Note B -- After adjustment for stock splits.
Note C -- Based on shares outstanding at year-end adjusted for stock splits.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
- -------      -----------------------------------------------------------
             AND FINANCIAL DISCLOSURE.
             -------------------------

    There have been no changes in accountants or disagreements with accountants on accounting and financial disclosures.

PART III.

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
- --------     ---------------------------------------------------

    Information with respect to directors of the Registrant is included on pages 3 through 9 of the Registrant's proxy statement for the 1995 Annual Meeting of Shareholders ("1995 Annual Meeting") and is incorporated herein by reference. Refer to pages 6 through 9 of this Form 10-K for information with respect to executive officers.

ITEM 11.     EXECUTIVE COMPENSATION.
- --------     -----------------------

    Information with respect to executive compensation is included on pages 9 through 20 of the Registrant's proxy statement for the 1995 Annual Meeting and is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
- --------     ---------------------------------------------------------------

    Information with respect to security ownership of certain beneficial owners and management is included on pages 1 through 7 of the Registrant's proxy statement for the 1995 Annual Meeting and is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
- --------     -----------------------------------------------

    The information with respect to certain relationships and related transactions set forth under the caption "Compensation Committee Interlocks and Insider Participation" on page 9 of the Registrant's proxy statement for the 1995 Annual Meeting is incorporated herein by reference.


PART IV.

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.
- --------     ---------------------------------------------------------------

(a)     Documents filed as a part of this report.

        1. The following additional information for the years 1994, 1993 and 1992 is submitted herewith:

           Independent Auditors' Report on Financial Statements and Financial Statement Schedule

           SCHEDULE VIII.             Valuation and Qualifying Accounts


           All other schedules are omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.
- --------   ---------------------------------------------------------------
(continued)

        2.         Exhibits

            3.1 (i) Amended and Restated Articles of Incorporation of Diebold, Incorporated.

            3.1 (ii)  Code of Regulations -- incorporated by reference to
                      Exhibit 4(c) to Registrant's Post-Effective Amendment No. 1 to Form S-8 Registration Statement No. 33-32960.

            3.2 Certificate of Amendment by Shareholders to Amended Articles of Incorporation of Diebold, Incorporated -- incorporated by reference to Exhibit 3.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

            4. Rights Agreement dated as of February 10, 1989 between Diebold, Incorporated and Ameritrust Company National Association -- incorporated by reference to Exhibit 2.1 to Registrant's Registration Statement on Form 8-A dated February 10, 1989.

        *   10.1      Form of Employment Agreement as amended and restated as
                      of September 13, 1990 -- incorporated by reference to
                      Exhibit 10.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.

        *   10.2      Schedule of Certain Officers who are Parties to
                      Employment Agreements in the form of Exhibit 10.1. -- incorporated by reference to Exhibit 10.2 to Registrant's
                      Annual Report on Form 10-K for the year ended December
                      31, 1992.

        *   10.3      Supplemental Pension Agreement with Raymond Koontz.

        *   10.4      Supplemental Retirement Benefit Agreement with Robert W.
                      Mahoney.

        *   10.5      Supplemental Employee Retirement Plan (as amended January
                      1, 1994).

            10.6 Amended and Restated Partnership Agreement dated as of September 12, 1990 -- incorporated by reference to
                      Exhibit 10 to Registrant's Form 8-K dated September 26, 1990.

        *   10.7      1985 Deferred Compensation Plan for Directors of Diebold,
                      Incorporated -- incorporated by reference to Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

        *   10.8      1991 Equity and Performance Incentive Plan --
                      incorporated by reference to Exhibit 4(a) to Registrant's
                      Form S-8 Registration Statement No. 33-39988.

        * Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 14(c) of this report.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.
- -------- ---------------------------------------------------------------
(continued)


        *  10.9    Long-Term Executive Incentive Plan -- incorporated by
                   reference to Exhibit 10.9 of Registrant's Annual Report on
                   Form 10-K for the year ended December 31, 1993.

        *  10.10   1992 Deferred Incentive Compensation Plan (as amended and
                   restated as of July 1, 1993) -- incorporated by reference to
                   Exhibit 10.10 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

        *  10.11   Annual Incentive Plan -- incorporated by reference to
                   Exhibit 10.11 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

        *  10.12   Employment Agreement with Robert P. Barone -- incorporated by reference to Exhibit 10.12 to Registrant's Form 10-Q for the quarter ended September 30, 1994.

           21.     Subsidiaries of the Registrant.

           23.     Consent of Independent Auditors.

           24.     Power of Attorney.

           27.     Financial Data Schedule.


        * Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 14(c) of this report.

(b)     Reports on Form 8-K.

        No reports on Form 8-K were filed during the fourth quarter of 1994.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        DIEBOLD, INCORPORATED


March 9, 1995                           By:     /s/Robert W. Mahoney
- -------------                                   -----------------------
     Date                                       Robert W. Mahoney
                                                Chairman, President and
                                                Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



      Signature                                 Title                               Date
      ---------                                 -----                               ----
/s/Robert W. Mahoney                    Chairman, President and                 March 9, 1995
- --------------------                     Chief Executive Officer               ---------------
  Robert W. Mahoney                      and Director
                                         (Principal Executive Officer)

/s/Gerald F. Morris                     Executive Vice President                March 9, 1995
- --------------------                     and Chief Financial Officer           ---------------
  Gerald F. Morris                       (Principal Accounting and
                                         Financial Officer)


/s/Louis V. Bockius III                 Director                                March 9, 1995
- --------------------                                                           ---------------
Louis V. Bockius III

/s/Daniel T. Carroll                    Director                                March 9, 1995
- --------------------                                                           ---------------
Daniel T. Carroll

/s/Donald R. Gant*                      Director                                March 9, 1995
- --------------------                                                           ---------------
Donald R. Gant

/s/L. Lindsey Halstead                  Director                                March 9, 1995
- --------------------                                                           ---------------
L. Lindsey Halstead

/s/Raymond Koontz*                      Director                                March 9, 1995
- --------------------                                                           ---------------
Raymond Koontz






      Signature                     Title                  Date
      ---------                     -----                  ----

/s/John N. Lauer*                  Director             March 9, 1995
- -----------------
 John N. Lauer

/s/William F. Massy*               Director             March 9, 1995
- --------------------
 William F. Massy

/s/W. R. Timken, Jr.               Director             March 9, 1995
- --------------------
 W. R. Timken, Jr.


Dated:  March 9, 1995                *By:   /s/Gerald F. Morris
       ---------------                      -----------------------------------
                                            Gerald F. Morris, for himself and
                                            as attorney-in-fact for each of the
                                            other persons indicated.




                       INDEPENDENT AUDITORS' REPORT ON
                       -------------------------------
            FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
            -----------------------------------------------------


The Board of Directors
Diebold, Incorporated


We have audited the accompanying consolidated balance sheets of Diebold, Incorporated and Subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1994. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in Item 14 (a)(1) of Form 10-K of Diebold, Incorporated for each of the years in the three-year period ended December 31, 1994. These consolidated financial statements and financial statement schedule are the responsibility of the Registrant's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diebold, Incorporated and Subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 10 to the consolidated financial statements, the Registrant adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," and Statement of Financial Accounting Standards No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions," in 1992.


/s/KPMG Peat Marwick LLP

KPMG PEAT MARWICK LLP
Cleveland, Ohio
January 18, 1995



                                              DIEBOLD, INCORPORATED AND SUBSIDIARIES

                                         SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                                           YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992



                                              Balance at                                                  Balance
                                              beginning                                                   at end
                                              of period         Additions            Deductions           of period
                                              ----------       -----------           ----------        --------------
Year ended December 31, 1994
- ----------------------------

Allowance for doubtful accounts               $1,082,506        $3,000,000             $28,642            $4,053,864




Year ended December 31, 1993
- ----------------------------

Allowance for doubtful accounts               $1,032,322          $300,000            $249,816            $1,082,506




Year ended December 31, 1992
- ----------------------------

Allowance for doubtful accounts               $1,967,456          $250,000          $1,185,134            $1,032,322


                                                  EXHIBIT INDEX
                                                  -------------


   EXHIBIT NO.                    DOCUMENT DESCRIPTION                                                    PAGE NO.
   -----------                    --------------------                                                    --------
       3.1 (i)                    Amended and Restated Articles of                                          39
                                  Incorporation of Diebold, Incorporated

       10.3                       Supplemental Pension Agreement                                            40
                                  with Raymond Koontz

       10.4                       Supplemental Retirement Benefit Agreement                                 41
                                  with Robert W. Mahoney

       10.5                       Supplemental Employee Retirement Plan                                     42
                                  (as amended January 1, 1994)

         21                       Subsidiaries of the Registrant                                            43


         23                       Consent of Independent Auditors                                           44


         24                       Power of Attorney                                                         45


         27                       Financial Data Schedule                                                   46