Form 10-Q
period 1995-03-31
DIEBOLD INC
filed 1995-04-27
CIK 28823

  ____________________________________________________________________________
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549
      _________________________________________________________________

                                   FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended March 31, 1995

                                       OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from .......... to ..........

             Commission file number 1-4879
                                    ------

                            DIEBOLD, INCORPORATED
      ------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Ohio                                        34-0183970
- -----------------------------------         -----------------------------------
  (State or other jurisdiction of           (IRS Employer Identification Number)
   incorporation or organization)


   P. O. Box 8230, Canton, Ohio                         44711-8230
- -----------------------------------         -----------------------------------
      (Address of principal                             (Zip Code)
        executive offices)



 Registrant's telephone number, including area code:          (216)  489-4000
- -------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                            Yes  X    No
                                                                ---      ---
Indicate the number of shares outstanding of each of the issuer's classes of Common Shares, as of the latest practicable date.

            Class                         Outstanding at April 24, 1995
            -----                         -----------------------------
Common Shares  $1.25 Par Value                   30,499,931 Shares
- ------------------------------

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES

                                   FORM 10-Q

                                     INDEX



                                                                     Page No.
                                                                     --------
PART I.     FINANCIAL INFORMATION

     ITEM 1.     Financial Statements

                 Condensed Consolidated Balance Sheets -
                 March 31, 1995 and December 31, 1994                   3

                 Condensed Consolidated Statements of Income -
                 Three Months Ended March 31, 1995 and 1994             4

                 Condensed Consolidated Statements of Cash Flows -
                 Three Months Ended March 31, 1995 and 1994             5

                 Notes to Condensed Consolidated Financial Statements   6


     ITEM 2.     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations          7


PART II.  OTHER INFORMATION

     ITEM 4.     Submission of Matters to a Vote of Security Holders    8

     ITEM 6.     Exhibits and Reports on Form 8-K                       9


SIGNATURES                                                             11


INDEX TO EXHIBITS                                                      12

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES
                                   FORM 10-Q
                         PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS
                                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                      -------------------------------------
                                                 (Dollars in thousands except per share amounts)
                                                                                        (Unaudited)
                                                                                         March 31,            December 31,
                                                                                           1995                  1994
                                                                                        ------------         ---------------
 ASSETS
- -------
Current assets
    Cash and cash equivalents                                                             $  66,516              $  17,285
    Short-term investments                                                                   33,440                 38,400
    Trade receivables                                                                       178,940                153,107
    Inventories                                                                              80,243                 85,543
    Prepaid expenses and other current assets                                                30,841                 31,754
                                                                                          ---------              ---------
       Total current assets                                                                 389,980                326,089

Securities and other investments                                                            139,952                155,800

Property, plant and equipment, at cost                                                      156,993                152,314
Less accumulated depreciation and amortization                                               88,899                 87,601
                                                                                         ----------             ----------
                                                                                             68,094                 64,713
Deferred income taxes                                                                         5,063                  5,042
Other assets                                                                                114,613                110,239
                                                                                         ----------             ----------
                                                                                          $ 717,702              $ 661,883
                                                                                          =========              =========
LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Current liabilities
    Accounts payable and other current liabilities                                       $  110,513             $  108,994
    Deferred income                                                                          92,096                 46,470
                                                                                         ----------             ----------
      Total current liabilities                                                             202,609                155,464

Pensions                                                                                     14,251                 10,545
Postretirement benefits                                                                      21,653                 21,627
Minority interest                                                                            13,874                 15,028
Shareholders' equity
  Preferred Shares, no par value, authorized
    1,000,000 shares, none issued
  Common Shares, par value $1.25, authorized
    50,000,000 shares, issued 30,581,221 and
    30,515,146 shares, respectively                                                          38,227                 38,144
  Additional capital                                                                         69,081                 68,320
  Retained earnings                                                                         373,384                365,513
  Treasury shares, at cost (66,728 and 55,100 shares, respectively)                          (3,132)                (3,186)
  Other                                                                                     (12,245)                (9,572)
                                                                                         -----------            -----------
       Total shareholders' equity                                                           465,315                459,219
                                                                                          ---------              ---------
                                                                                          $ 717,702              $ 661,883
                                                                                          =========              =========

See accompanying notes to condensed consolidated financial statements.

                                              DIEBOLD, INCORPORATED AND SUBSIDIARIES

                                                             FORM 10-Q

                                            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                            -------------------------------------------
                                                            (Unaudited)
                                              (In thousands except per share amounts)

                                                                                        Three Months Ended
                                                                                               March 31,
      Net sales                                                                         1995              1994
                                                                                     ----------        -----------
        Products                                                                       $  123,089        $  110,916
        Services                                                                           73,958            65,848
                                                                                       ----------        ----------
                                                                                          197,047           176,764
      Cost of sales
        Products                                                                           79,121            71,823
        Services                                                                           53,417            47,456
                                                                                       ----------        ----------
                                                                                          132,538           119,279
                                                                                       ----------        ----------

      Gross profit                                                                         64,509            57,485

      Selling and administrative expense                                                   33,274            30,533
      Research, development and engineering expense                                        10,106             8,000
                                                                                      -----------       -----------
                                                                                           43,380            38,533
                                                                                      -----------       -----------
      Operating profit                                                                     21,129            18,952

      Investment income                                                                     3,645             2,140
      Miscellaneous, net                                                                   (1,893)           (1,783)
      Minority interest                                                                      (392)             (620)
                                                                                      ------------      ------------
      Income before taxes                                                                  22,489            18,689

      Taxes on income                                                                       7,300             5,978
                                                                                      -----------       -----------
      Net income                                                                       $   15,189        $   12,711
                                                                                       ==========        ==========
      Weighted average number of Common Shares outstanding                                 30,485            30,297
                                                                                       ==========       ===========
      Net income per Common Share                                                      $     0.50        $     0.42
                                                                                      ===========       ===========
      Cash dividends paid per Common Share                                             $     0.24        $     0.22
                                                                                      ===========       ===========

      See accompanying notes to condensed consolidated financial statements.


                                              DIEBOLD, INCORPORATED AND SUBSIDIARIES

                                                             FORM 10-Q

                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          -----------------------------------------------
                                                            (Unaudited)
                                                      (Dollars in thousands)

                                                                                         Three Months Ended
                                                                                               March 31,
                                                                                          1995            1994
                                                                                        --------        --------
Cash flow from operating activities:
      Net income                                                                        $ 15,189        $ 12,711
      Adjustments to reconcile net income to cash
        provided by operating activities:
       Minority share of income                                                              392             620
       Depreciation and amortization                                                       3,095           3,190
       Other charges and amortization                                                      3,351           2,809
       Cash used by changes in certain current assets
        and liabilities                                                                  (22,683)         (2,088)
       Changes in deferred income                                                         45,626          26,013
       Other                                                                                 479          (6,072)
                                                                                       ---------        ---------
      Total adjustments                                                                   30,260          24,472
                                                                                        --------        --------
      Net cash provided by operating activities                                           45,449          37,183

Cash flow from investing activities:
      Proceeds from maturities of investments                                             25,345          11,599
      Payments for purchases of investments                                               (4,114)        (18,945)
      Capital expenditures                                                                (6,686)         (3,975)
      Increase in certain other assets                                                    (2,875)        (18,341)
      Other                                                                                   78              15
                                                                                      ----------      ----------
      Net cash provided (used) by investing activities                                    11,748         (29,647)

Cash flow from financing activities:
      Dividends paid                                                                      (7,318)         (6,669)
      Proceeds from issuance of Common Shares                                                898           2,097
      Other                                                                               (1,546)            --
                                                                                        ---------     ----------
      Net cash used in financing activities                                               (7,966)         (4,572)
                                                                                        ---------       ---------

Increase in cash and cash equivalents                                                     49,231           2,964
Cash and cash equivalents at the beginning of the period                                  17,285          39,006
                                                                                        --------        --------
Cash and cash equivalents at the end of the period                                      $ 66,516        $ 41,970
                                                                                        ========        ========

See accompanying notes to condensed consolidated financial statements.

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES

                                   FORM 10-Q

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                  (Unaudited)
                             (Dollars in thousands)

1. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of Management, necessary for a fair statement of the results for the interim periods.

2. The results of operations for the three month period ended March 31, 1995 are not necessarily indicative of results to be expected for the full year.

3. The Earnings per Common Share computations in the condensed consolidated statements of income are based on the weighted average number of shares outstanding during each period reported.

4.    Inventory detail at:                               March 31, 1995           December 31, 1994
                                                         --------------           -----------------
             Finished goods and
               service parts                                  $  20,480                   $  20,786
            Work in process                                      59,618                      64,617
            Raw materials                                           145                         140
                                                              ---------                   ---------
            Total inventory                                   $  80,243                   $  85,543
                                                              =========                   =========


5. In accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company classified the majority of the securities and other investments as available-for-sale at March 31, 1995 and December 31, 1994.

6. The Company has reclassified the presentation of certain prior-year information to conform with the current presentation format.

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES

                                   FORM 1O-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              As of March 31, 1995
                                  (Unaudited)
                (Dollars in thousands except for per share data)

Changes in Financial Condition
- ------------------------------
The balance sheet of the Company continued to reflect a strong financial position at March 31, 1995. Cash, cash equivalents and short-term investments increased to $99,956 at March 31, 1995 compared to $55,685 at December 31, 1994. These assets along with securities and other investments accounted for 33% and 32% of total assets at March 31, 1995 and December 31, 1994, respectively. Securities and other investments consist principally of tax-free municipal bonds, preferred stock, and other investments.

Future capital expenditures and increases in working capital are expected to be financed through internally generated funds. The Company's investment portfolio is available for any funding needs if required. External financing is also available if needed through the Company's lines of credit. At March 31, 1995, the Company had unused lines of credit approximating $40,000 and the Company is not restricted as to the use of funds borrowed under these credit agreements. Therefore, such commitments represent an additional and immediate source of liquidity. The Company's strong financial position enhances its ability to obtain additional funds if required.

Shareholders' equity per Common Share at March 31, 1995 improved to $15.25 from $15.08 at December 31, 1994. The first quarter cash dividend of $.24 per share was paid on March 10, 1995 to shareholders of record on February 17, 1995. On April 5, 1995 the second quarter cash dividend of $.24 per share was declared payable on June 9, 1995 to shareholders of record on May 19, 1995. Diebold, Incorporated shares are listed on the New York Stock Exchange under the symbol of DBD. The market price during the first three months of 1995 fluctuated within the range of $33.00 and $41.13.

Results of Operations
- ---------------------
First Quarter 1995 Comparison to First Quarter 1994
- ---------------------------------------------------
Consolidated net sales for the first quarter of 1995 increased from the same period in 1994 by $20,283 or 11%. Total gross profit increased $7,024 or 12% over the first quarter's performance in 1994. Product gross profit accounted for the majority of this increase as the result of increased sales volume of ATM's and continuing cost containment efforts. Operating expenses increased $4,847 or 13% over the same period in 1994 largely due to higher selling expenses resulting from the increases in sales volumes and expenditures related to research and development of new products. Operating profit increased $2,177 or 11% over first quarter 1994's performance.

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES

                                   FORM 1O-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

                             As of March 31, 1995
         (Unaudited / Dollars in thousands except for per share data)

The Company's backlog of unfilled orders was $145,906 at March 31, 1995, essentially unchanged from the March 31, 1994 level of $146,344. The Company believes, however, that order backlog information is not, by itself, a meaningful indicator of future revenue streams. There are numerous factors which influence the amount and timing of revenue recognized in future periods.

                          PART II.   OTHER INFORMATION

ITEM 4.     Submission of Matters to a Vote of Security Holders

            The Registrant's annual meeting of shareholders was held on April 5, 1995. Each matter voted upon at such meeting and the number of shares cast for, against or withheld, and abstained are as follows:

            1.  Election of Directors
                ---------------------
                                                        For           Withheld
                                                    ----------        --------
                Louis V. Bockius III                27,735,334          40,931
                Daniel T. Carroll                   27,713,744          62,521
                Donald R. Gant                      27,726,099          50,166
                L. Lindsey Halstead                 27,727,696          48,569
                Phillip B. Lassiter                 27,725,362          50,903
                John N. Lauer                       27,729,935          46,330
                Robert W. Mahoney                   27,729,801          46,464
                William F. Massy                    27,728,987          47,278
                W. R. Timken, Jr.                   27,729,473          46,792

            2.  Ratification of Appointment of KPMG Peat Marwick LLP as
                -------------------------------------------------------
                Independent Auditors for 1995
                -----------------------------

                   For: 27,648,050        Against: 78,181      Abstain: 50,034

                There were no broker non-votes.

ITEM 6.     Exhibits and Reports on Form 8-K

    (a)     Exhibits

    3.1(i) Amended and Restated Articles of Incorporation of Diebold, Incorporated -- incorporated by reference to Exhibit 3.1(i) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

    3.1(ii) Code of Regulations -- incorporated by reference to Exhibit 4(c) to Registrant's Post-Effective Amendment No. 1 to Form S-8 Registration Statement No. 33-32960.

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

 * 10.3 Supplemental Pension Agreement with Raymond Koontz -- incorporated by reference to Exhibit 10.3 of Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

 * 10.4 Supplemental Retirement Benefit Agreement with Robert W. Mahoney -- incorporated by reference to Exhibit 10.4 of Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

 * 10.5 Supplemental Employee Retirement Plan (as amended January 1, 1994) -- incorporated by reference to Exhibit 10.5 of Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

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

*      Reflects management contract or other compensatory arrangement.

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

  27.       Financial Data Schedule.

     (b)    Reports on Form 8-K.

            No reports have been filed by the Registrant on Form 8-K during the period covered by this report.





* Reflects management contract or other compensatory arrangement.

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES

                                   FORM 10-Q

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        DIEBOLD, INCORPORATED
                                        ---------------------
                                            (Registrant)





Date: April 27, 1995                    By: /s/ Robert W. Mahoney
      --------------                        ---------------------------
                                            Robert W. Mahoney
                                            Chairman of the Board, President
                                            and Chief Executive Officer





Date: April 27, 1995                    By: /s/ Gerald F. Morris
      --------------                        ---------------------------
                                            Gerald F. Morris
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Accounting and
                                            Financial Officer)

                             DIEBOLD, INCORPORATED

                                   FORM 10-Q

                               INDEX TO EXHIBITS

EXHIBIT NO.                                                            PAGE NO.
- -----------                                                            --------

  3.1   (i)    Amended and Restated Articles of Incorporation of
               Diebold, Incorporated -- incorporated by reference
               to Exhibit 3.1(i) of Registrant's Annual Report on
               Form 10-K for the year ended December 31, 1994.             --

  3.1   (ii)   Code of Regulations -- incorporated by reference to
               Exhibit 4(c) to Registrant's Post-Effective Amendment
               No. 1 to Form S-8 Registration Statement No. 33-32960.      --

  3.2          Certificate of Amendment by Shareholders to Amended
               Articles of Incorporation of Diebold, Incorporated -- incorporated by reference to Exhibit 3.1 to
               Registrant's Annual Report on Form 10-K for the year
               ended December 31, 1992.                                    --

  4.           Rights Agreement dated as of February 10, 1989
               between Diebold, Incorporated and Ameritrust
               Company National Association -- incorporated by
               reference to Exhibit 2.1 to Registrant's Registration
               Statement on Form 8-A dated February 10, 1989.              --

 10.1          Form of Employment Agreement as amended and restated
               as of September 13, 1990 -- incorporated by reference
               to Exhibit 10.1 to Registrant's Annual Report on Form
               10-K for the year ended December 31, 1990.                  --

 10.2          Schedule of Certain Officers who are Parties to
               Employment Agreements in the form of Exhibit 10.1. -- incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1992.                                          --

 10.3 Supplemental Pension Agreement with Raymond Koontz -- incorporated by reference to Exhibit 10.3 of
               Registrant's Annual Report on Form 10-K for the year
               ended December 31, 1994.                                    --

 10.4          Supplemental Retirement Benefit Agreement with
               Robert W. Mahoney -- incorporated by reference to
               Exhibit 10.4 of Registrant's Annual Report on Form
               10-K for the year ended December 31, 1994.                  --

EXHIBIT NO.                                                            PAGE NO.
- -----------                                                            --------
 10.5        Supplemental Employee Retirement Plan (as amended
             January 1, 1994) -- incorporated by reference to
             Exhibit 10.5 of Registrant's Annual Report on Form 10-K
             for the year ended December 31, 1994.                         --

 10.6        Amended and Restated Partnership Agreement dated as of
             September 12, 1990 -- incorporated by reference to
             Exhibit 10 to Registrant's Form 8-K dated
             September 26, 1990.                                           --

 10.7 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated -- incorporated by reference to Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the year
             ended December 31, 1992.                                      --

 10.8        1991 Equity and Performance Incentive Plan -- incorporated by reference to Exhibit 4(a) to Registrant's Form S-8
             Registration Statement No. 33-39988.                          --

 10.9        Long-Term Executive Incentive Plan -- incorporated by
             reference to Exhibit 10.9 of Registrant's Annual Report
             on Form 10-K for the year ended December 31, 1993.            --

 10.10 1992 Deferred Incentive Compensation Plan (as amended and restated as of July 1, 1993) -- incorporated by reference to Exhibit 10.10 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

 10.11       Annual Incentive Plan -- incorporated by reference to
             Exhibit 10.11 to Registrant's Annual Report on Form
             10-K for the year ended December 31, 1992.                    --

 10.12       Employment Agreement with Robert P. Barone -- incorporated by reference to Exhibit 10.12 to Registrant's Form 10-Q
             for the quarter ended September 30, 1994.                     --

 27.         Financial Data Schedule.                                      14