Form 10-Q
period 1995-06-30
DIEBOLD INC
filed 1995-07-31
CIK 28823

- -------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549
- -------------------------------------------------------------------------------

                                   FORM 10-Q

           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended June 30, 1995

                                       OR

           / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from .......... to ..........

           Commission file number 1-4879


                             DIEBOLD, INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Ohio                                          34-0183970
 ---------------------------------                       ----------------------
   (State or other jurisdiction                              (IRS Employer
 of incorporation or organization)                       Identification Number)




P. O. Box 8230, Canton, Ohio                                   44711-8230
- ----------------------------------------                 ----------------------
(Address of principal executive offices)                       (Zip Code)



    Registrant's telephone number, including area code:     (216)  489-4000
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

                                                              Yes  X    No
                                                                 -----    -----


Indicate the number of shares outstanding of each of the issuer's classes of Common Shares, as of the latest practicable date.

         Class                                  Outstanding at July 26, 1995
         -----                                  ----------------------------
Common Shares  $1.25 Par Value                       30,519,676 Shares
- ------------------------------                       -----------------

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES

                                   FORM 10-Q

                                     INDEX



                                                                                                  Page No.
                                                                                                  --------
PART I.     FINANCIAL INFORMATION

     ITEM 1.     Financial Statements

                 Condensed Consolidated Balance Sheets -
                 June 30, 1995 and December 31, 1994                                                   3

                 Condensed Consolidated Statements of Income -
                 Three Months and Six Months Ended
                 June 30, 1995 and 1994                                                                4

                 Condensed Consolidated Statements of Cash Flows -
                 Six Months Ended June 30, 1995 and 1994                                               5

                 Notes to Condensed Consolidated Financial Statements                                  6


     ITEM 2.     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                                         7


PART II.  OTHER INFORMATION


     ITEM 6.     Exhibits and Reports on Form 8-K                                                      8


SIGNATURES                                                                                            10


INDEX TO EXHIBITS                                                                                     11

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES
                                   FORM 10-Q
                         PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands except per share amounts)

                                                                                        (Unaudited)
                                                                                          June 30,            December 31,
                                                                                            1995                  1994
                                                                                        -----------           ------------
ASSETS
Current assets
    Cash and cash equivalents                                                             $ 58,967              $ 17,285
    Short-term investments                                                                  29,375                38,400
    Trade receivables                                                                      158,458               153,107
    Inventories                                                                             81,329                85,543
    Prepaid expenses and other current assets                                               32,740                31,754
                                                                                          --------              --------
       Total current assets                                                                360,869               326,089

Securities and other investments                                                           148,113               155,800

Property, plant and equipment, at cost                                                     165,246               152,314
Less accumulated depreciation and amortization                                              91,551                87,601
                                                                                          --------              --------
                                                                                            73,695                64,713
Deferred income taxes                                                                        4,644                 5,042
Other assets                                                                               116,840               110,239
                                                                                          --------              --------
                                                                                          $704,161              $661,883
                                                                                          ========              ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Accounts payable and other current liabilities                                        $104,913              $108,994
    Deferred income                                                                         68,626                46,470
                                                                                          --------              --------
      Total current liabilities                                                            173,539               155,464

Pensions                                                                                    14,956                10,545
Postretirement benefits                                                                     21,680                21,627
Minority interest                                                                           14,887                15,028
Shareholders' equity
  Preferred Shares, no par value, authorized
    1,000,000 shares, none issued
  Common Shares, par value $1.25, authorized 50,000,000,
    issued 30,594,214 and 30,515,146 shares, respectively                                   38,243                38,144
  Additional capital                                                                        70,049                68,320
  Retained earnings                                                                        385,008               365,513
  Treasury shares, at cost (83,203 and 55,100 shares, respectively)                         (3,724)               (3,186)
  Other                                                                                    (10,477)               (9,572)
                                                                                          --------              --------
       Total shareholders' equity                                                          479,099               459,219
                                                                                          --------              --------
                                                                                          $704,161              $661,883
                                                                                          ========              ========


See accompanying notes to condensed consolidated financial statements.

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES

                                   FORM 10-Q

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                    (In thousands except per share amounts)

                                                                   Three Months Ended                Six Months Ended
                                                                        June 30                          June 30
                                                                 ----------------------           -----------------------
                                                                   1995          1994               1995           1994
                                                                 --------      --------           --------       --------
Net sales
  Products                                                       $130,254      $118,463           $253,343       $229,379
  Services                                                         76,646        69,618            150,604        135,466
                                                                 --------      --------           --------       --------
                                                                  206,900       188,081            403,947        364,845
Cost of sales
  Products                                                         79,920        77,231            159,041        149,054
  Services                                                         53,997        47,500            107,414         94,956
                                                                 --------      --------           --------       --------
                                                                  133,917       124,731            266,455        244,010
                                                                 --------      --------           --------       --------
Gross profit                                                       72,983        63,350            137,492        120,835

Selling and administrative expense                                 35,155        30,278             68,429         60,811
Research, development and engineering expense                      10,040         8,997             20,146         16,997
                                                                 --------      --------           --------       --------
                                                                   45,195        39,275             88,575         77,808
                                                                 --------      --------           --------       --------

Operating profit                                                   27,788        24,075             48,917         43,027

Investment income                                                   2,666         2,727              6,311          4,867
Miscellaneous, net                                                 (1,749)       (1,914)            (3,642)        (3,697)
Minority interest                                                    (246)         (788)              (638)        (1,408)
                                                                 --------      --------           --------       --------

Income before taxes                                                28,459        24,100             50,948         42,789

Taxes on income                                                     9,515         7,932             16,815         13,910
                                                                 --------      --------           --------       --------

Net income                                                       $ 18,944      $ 16,168           $ 34,133       $ 28,879
                                                                 ========      ========           ========       ========

Weighted average number of Common Shares
 outstanding                                                       30,503        30,313             30,494         30,305

Net income per Common Share                                      $   0.62      $   0.53           $   1.12       $   0.95
                                                                 ========      ========           ========       ========

Cash dividends paid per Common Share                             $   0.24      $   0.22           $   0.48       $   0.44
                                                                 ========      ========           ========       ========

      See accompanying notes to condensed consolidated financial statements.

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES

                                   FORM 10-Q

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in thousands)


                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                        ------------------------
                                                                                          1995            1994
                                                                                        --------        --------
Cash flow from operating activities:
      Net income                                                                        $ 34,133        $ 28,879
      Adjustments to reconcile net income to cash
       provided by operating activities:
       Minority share of income                                                              638           1,408
       Depreciation and amortization                                                       6,674           6,433
       Other charges and amortization                                                      8,531           8,395
       Cash used by changes in certain current assets
        and liabilities                                                                   (3,169)        (12,491)
       Changes in deferred income                                                         22,156          12,072
       Other                                                                              (8,967)         (5,407)
                                                                                        ---------       --------
      Total adjustments                                                                   25,863          10,410
                                                                                        --------        --------
      Net cash provided by operating activities                                           59,996          39,289

Cash flow from investing activities:
      Proceeds from maturities of investments                                             53,023          40,366
      Payments for purchases of investments                                              (36,348)        (47,466)
      Capital expenditures                                                               (16,177)        (11,484)
      Increase in certain other assets                                                    (4,766)        (25,069)
      Other                                                                                   82             505
                                                                                        --------        --------
      Net cash used in investing activities                                               (4,186)        (43,148)

Cash flow from financing activities:
      Dividends paid                                                                     (14,638)        (13,337)
      Proceeds from issuance of Common Shares                                              1,290           3,404
      Other                                                                                 (780)         (1,889)
                                                                                        --------        --------
      Net cash used in financing activities                                              (14,128)        (11,822)

                                                                                        --------        --------
Increase/(Decrease) in cash and cash equivalents                                          41,682         (15,681)
Cash and cash equivalents at the beginning of the period                                  17,285          39,006
                                                                                        --------        --------
Cash and cash equivalents at the end of the period                                      $ 58,967        $ 23,325
                                                                                        ========        ========


See accompanying notes to condensed consolidated financial statements.

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES

                                   FORM 10-Q

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                             (Dollars in thousands)


1. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of Management, necessary for a fair statement of the results for the interim periods.

2. The results of operations for the three month and six month periods ended June 30, 1995 are not necessarily indicative of results to be expected for the full year.

3. The Earnings per Common Share computations in the condensed consolidated statements of income are based on the weighted average number of shares outstanding during each period reported.

4.    Inventory detail at:                               June 30, 1995              December 31, 1994
                                                          -------------              -----------------
            Finished goods and
               service parts                                 $18,579                      $20,786
            Work in process                                   62,619                       64,617
            Raw materials                                        131                          140
                                                             -------                      -------
            Total inventory                                  $81,329                      $85,543
                                                             =======                      =======

5. In accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Registrant classified the majority of the securities and other investments as available-for-sale at June 30, 1995 and December
      31, 1994.

6. The Registrant has reclassified the presentation of certain prior-year information to conform with the current presentation format.

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES

                                   FORM 1O-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              As of June 30, 1995
                                  (Unaudited)
                (Dollars in thousands except for per share data)

Changes in Financial Condition

The balance sheet of the Registrant continued to reflect a strong financial position at June 30, 1995. Cash, cash equivalents and short-term investments increased to $88,342 at June 30, 1995 compared to $55,685 at December 31, 1994. These assets along with securities and other investments accounted for 34% and 32% of total assets at June 30, 1995 and December 31, 1994, respectively. Securities and other investments consist principally of tax-free municipal bonds, preferred stock, and other investments.

Future capital expenditures and increases in working capital are expected to be financed through internally generated funds. The Registrant's investment portfolio is also available for funding needs if required. External financing is also available if needed through the Registrant's lines of credit. At June 30, 1995, the Registrant had unused lines of credit approximating $40,000 and the Registrant is not restricted as to the use of funds borrowed under these credit agreements. Therefore, such commitments represent an additional and immediate source of liquidity. The Registrant's strong financial position enhances its ability to obtain additional funds if required.

Shareholders' equity per Common Share at June 30, 1995 improved to $15.70 from $15.08 at December 31, 1994. The second quarter cash dividend of $.24 per share was paid on June 9, 1995 to shareholders of record on May 19, 1995. On July 18, 1995 the third quarter cash dividend of $.24 per share was declared payable on September 8, 1995 to shareholders of record on August 18, 1995. Diebold, Incorporated shares are listed on the New York Stock Exchange under the symbol of DBD. The market price during the first six months of 1995 fluctuated within the range of $33.00 and $44.25.

Results of Operations

Second Quarter 1995 Comparison to Second Quarter 1994

Consolidated net sales for the second quarter of 1995 increased from the same period in 1994 by $18,819 or 10%. Total gross profit increased $9,633 or 15% over second quarter's performance for 1994. Product gross profit accounted for the majority of this increase resulting from increased sales volume of self-service systems and continuing cost containment efforts. Operating expenses increased $5,920 or 15% over the same period in 1994 largely due to higher selling and administrative expenses associated with the increase in sales activity and expenditures related to research and development of new products. Operating profit increased $3,713 or 15% over second quarter 1994's performance.

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES

                                   FORM 1O-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                              As of June 30, 1995
                                  (Unaudited)
                             (Dollars in thousands)


First Half 1995 Comparison to First Half 1994

Consolidated net sales for the first half of 1995 exceeded the same period in 1994 by $39,102 or 11%. Total gross profit increased $16,657 or 14% over 1994's first half performance. Product gross profit continued to account for the majority of this increase in total gross profit resulting from the increased sales volume and reduction of costs resulting from manufacturing improvements. Operating expenses increased $10,767 or 14% over the same period in 1994 due to the higher selling and administrative expenses associated with the increase in sales activity and expenditures related to the research and development of new products. Operating profit for the first half 1995 exceeded the first half 1994 by $5,890 or 14%.

The Registrant's backlog of unfilled orders was $155,967 at June 30, 1995 compared to $152,707 at June 30, 1994, a $3,260 or 2% increase. The Registrant believes, however, that order backlog information is not, by itself, a meaningful indicator of future revenue streams. There are numerous factors which influence the amount and timing of revenue recognized in future periods.


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

ITEM 6.        Exhibits and Reports on Form 8-K (continued)

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




                                           DIEBOLD, INCORPORATED
                                          --------------------------------------
                                                 (Registrant)





Date: July 27, 1995                       By: /s/Robert W. Mahoney
      --------------                      --------------------------------------
                                               Robert W. Mahoney
                                               Chairman of the Board, President
                                               and Chief Executive Officer





Date: July 27, 1995                       By: /s/Gerald F. Morris
      --------------                      --------------------------------------
                                               Gerald F. Morris
                                               Executive Vice President and
                                               Chief Financial Officer
                                               (Principal Accounting and
                                               Financial Officer)

                             DIEBOLD, INCORPORATED

                                   FORM 10-Q

                               INDEX TO EXHIBITS

EXHIBIT NO.                                                                                            PAGE NO.
- -----------                                                                                            --------
    3.1   (i)    Amended and Restated Articles of Incorporation of Diebold,
                 Incorporated -- incorporated by reference to Exhibit 3.1(i)
                 of Registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1994.                                                                      --

    3.1   (ii)   Code of Regulations -- incorporated by reference to Exhibit 4(c) to
                 Registrant's Post-Effective Amendment No. 1 to Form S-8 Registration
                 Statement No. 33-32960.                                                                 --

    3.2          Certificate of Amendment by Shareholders to Amended Articles of
                 Incorporation of Diebold, Incorporated -- incorporated by reference to
                 Exhibit 3.1 to Registrant's Annual Report on Form 10-K for the year
                 ended December 31, 1992.                                                                --

   4.            Rights Agreement dated as of February 10, 1989 between Diebold,
                 Incorporated and Ameritrust Company National Association --
                 incorporated by reference to Exhibit 2.1 to Registrant's
                 Registration Statement on Form 8-A dated February 10, 1989.                             --

   10.1          Form of Employment Agreement as amended and restated as of
                 September 13, 1990 -- incorporated by reference to Exhibit 10.1 to Registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1990.                                                                      --

   10.2         Schedule of Certain Officers who are Parties to Employment Agreements
                in the form of Exhibit 10.1. -- incorporated by reference to Exhibit
                10.2 to Registrant's Annual Report on Form 10-K for the year ended
                December 31, 1992.                                                                       --

   10.3         Supplemental Pension Agreement with Raymond Koontz -- incorporated by reference to Exhibit 10.3 of Registrant's Annual Report on
                Form 10-K for the year ended December 31, 1994.                                          --

   10.4         Supplemental Retirement Benefit Agreement with Robert W. Mahoney --
                incorporated by reference to Exhibit 10.4 of Registrant's Annual
                Report on Form 10-K for the year ended December 31, 1994.                                --

EXHIBIT NO.                                                                                            PAGE NO.
- -----------                                                                                            --------
   10.5          Supplemental Employee Retirement Plan (as amended January 1,
                 1994) -- incorporated by reference to Exhibit 10.5 of
                 Registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1994.                                                                      --

   10.6          Amended and Restated Partnership Agreement dated as of September 12,
                 1990 -- incorporated by reference to Exhibit 10 to Registrant's Form 8-K
                 dated September 26, 1990.                                                               --

   10.7          1985 Deferred Compensation Plan for Directors of Diebold,
                 Incorporated -- incorporated by reference to Exhibit 10.7
                 to Registrant's Annual Report on Form 10-K for the year
                 ended December 31, 1992.                                                                --

   10.8          1991 Equity and Performance Incentive Plan -- incorporated by reference to Exhibit 4(a) to Registrant's Form S-8 Registration
                 Statement No. 33-39988.                                                                 --

   10.9          Long-Term Executive Incentive Plan -- incorporated by reference to
                 Exhibit 10.9 of Registrant's Annual Report on Form 10-K for the
                 year ended December 31, 1993.                                                           --

   10.10        1992 Deferred Incentive Compensation Plan (as amended and restated
                as of July 1, 1993) -- incorporated by reference to Exhibit 10.10 to Registrant's Annual Report on Form 10-K for the year ended
                December 31, 1993.                                                                       --

   10.11        Annual Incentive Plan -- incorporated by reference to Exhibit 10.11 to Registrant's Annual Report on Form 10-K for the year ended
                December 31, 1992.                                                                       --

   10.12        Employment Agreement with Robert P. Barone -- incorporated by reference to Exhibit 10.12 to Registrant's Form 10-Q for the
                quarter ended September 30, 1994.                                                        --

   27.          Financial Data Schedule.                                                                 13