Form 10-Q
period 1995-09-30
DIEBOLD INC
filed 1995-10-25
CIK 28823

--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549
    ----------------------------------------------------------------------

                                  FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended September 30, 1995

                                      OR

           ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from .......... to ..........

             Commission file number 1-4879
                                    ------

                            DIEBOLD, INCORPORATED
    ----------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Ohio                                      34-0183970
--------------------------------        ------------------------------------
(State or other jurisdiction of         (IRS Employer Identification Number)
incorporation or organization)


     P. O. Box 8230, Canton, Ohio                     44711-8230
----------------------------------------          ------------------
(Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code:          (216)  489-4000
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
                                                              Yes  X    No
                                                                  ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Shares, as of the latest practicable date.

         Class                                  Outstanding at October 20, 1995
         -----                                  -------------------------------

Common Shares  $1.25 Par Value                        30,528,472  Shares
------------------------------                        ------------------


                                    DIEBOLD, INCORPORATED AND SUBSIDIARIES

                                                   FORM 10-Q

                                                     INDEX



                                                                                                               Page No.
                                                                                                               --------
PART I.     FINANCIAL INFORMATION

     ITEM 1.     Financial Statements

                 Condensed Consolidated Balance Sheets -
                 September 30, 1995 and December 31, 1994                                                          3

                 Condensed Consolidated Statements of Income -
                 Three Months and Nine Months Ended
                 September 30, 1995 and 1994                                                                       4

                 Condensed Consolidated Statements of Cash Flows -
                 Nine Months Ended September 30, 1995 and 1994                                                     5

                 Notes to Condensed Consolidated Financial Statements                                              6


     ITEM 2.     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                                                     7


PART II.  OTHER INFORMATION


     ITEM 6.     Exhibits and Reports on Form 8-K                                                                  8


SIGNATURES                                                                                                         10


INDEX TO EXHIBITS                                                                                                  11

                                              DIEBOLD, INCORPORATED AND SUBSIDIARIES
                                                             FORM 10-Q
                                                  PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                               -------------------------------------
                                          (Dollars in thousands except per share amounts)

                                                                                         (Unaudited)
                                                                                        September 30,          December 31,
ASSETS                                                                                      1995                   1994
------                                                                                  ------------         ----------------
Current assets
    Cash and cash equivalents                                                             $  42,730              $  17,285
    Short-term investments                                                                   29,262                 38,400
    Trade receivables                                                                       178,115                153,107
    Inventories                                                                              85,071                 85,543
    Prepaid expenses and other current assets                                                31,746                 31,754
                                                                                          ---------              ---------
       Total current assets                                                                 366,924                326,089

Securities and other investments                                                            150,585                155,800

Property, plant and equipment, at cost                                                      173,113                152,314
Less accumulated depreciation and amortization                                               94,047                 87,601
                                                                                         ----------             ----------
                                                                                             79,066                 64,713
Deferred income taxes                                                                         4,433                  5,042
Other assets                                                                                118,254                110,239
                                                                                         ----------             ----------
                                                                                         $  719,262              $ 661,883
                                                                                         ==========              =========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities
    Accounts payable and other current liabilities                                       $  119,401              $ 108,994
    Deferred income                                                                          55,311                 46,470
                                                                                         ----------               --------
      Total current liabilities                                                             174,712                155,464

Pensions                                                                                     15,333                 10,545
Postretirement benefits                                                                      21,707                 21,627
Minority interest                                                                            14,290                 15,028
Shareholders' equity
  Preferred Shares, no par value, authorized
    1,000,000 shares, none issued
  Common Shares, par value $1.25, authorized 50,000,000,
    issued 30,609,638 and 30,515,146 shares, respectively                                    38,262                 38,144
  Additional capital                                                                         70,319                 68,320
  Retained earnings                                                                         398,226                365,513
  Treasury shares, at cost (83,731 and 55,100 shares, respectively)                          (3,749)                (3,186)
  Other                                                                                      (9,838)                (9,572)
                                                                                         ----------              ---------
       Total shareholders' equity                                                           493,220                459,219
                                                                                         ----------              ---------
                                                                                          $ 719,262              $ 661,883
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

                                              DIEBOLD, INCORPORATED AND SUBSIDIARIES

                                                             FORM 10-Q

                                            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                            -------------------------------------------
                                                            (Unaudited)
                                              (In thousands except per share amounts)

                                                                            Three Months Ended               Nine Months Ended
                                                                                September 30                     September 30
                                                                           ----------------------          ----------------------
      Net sales                                                              1995          1994              1995          1994
                                                                           --------     ---------          --------      --------
        Products                                                           $138,720     $ 117,711          $392,063      $347,090
        Services                                                             77,280        70,488           227,884       205,954
                                                                           --------     ---------          --------      --------
                                                                            216,000       188,199           619,947       553,044
      Cost of sales
        Products                                                             85,972        76,438           245,013       225,492
        Services                                                             55,738        47,820           163,152       142,776
                                                                           --------      --------          --------      --------
                                                                            141,710       124,258           408,165       368,268
                                                                           --------      --------          --------      --------
      Gross profit                                                           74,290        63,941           211,782       184,776

      Selling and administrative expense                                     34,535        31,732           102,964        92,543
      Research, development and engineering expense                          11,170         9,339            31,316        26,336
                                                                           --------      --------          --------      --------
                                                                             45,705        41,071           134,280       118,879
                                                                           --------      --------          --------      --------

      Operating profit                                                       28,585        22,870            77,502        65,897

      Investment income                                                       5,101         3,323            11,412         8,190
      Miscellaneous, net                                                     (2,951)       (1,281)           (6,593)       (4,978)
      Minority interest                                                         (77)           81              (715)       (1,327)
                                                                            --------     --------         ----------    ----------

      Income before taxes                                                    30,658        24,993            81,606        67,782

      Taxes on income                                                        10,115         8,282            26,930        22,192
                                                                           --------      --------         ---------     ---------

      Net income                                                           $ 20,543      $ 16,711         $  54,676      $ 45,590
                                                                           ========      ========         =========      ========

      Weighted average number of Common Shares
       outstanding                                                           30,521        30,321            30,503        30,310

      Net income per Common Share                                          $   0.67      $   0.55         $    1.79      $   1.50
                                                                           ========      ========         =========      ========

      Cash dividends paid per Common Share                                 $   0.24      $   0.22          $   0.72      $   0.66
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


                                              DIEBOLD, INCORPORATED AND SUBSIDIARIES

                                                             FORM 10-Q

                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          -----------------------------------------------
                                                            (Unaudited)
                                                      (Dollars in thousands)


                                                                                           Nine Months Ended
                                                                                              September 30,
                                                                                        -------------------------
                                                                                          1995            1994
                                                                                        ---------       ---------
Cash flow from operating activities:
      Net income                                                                         $54,676        $ 45,590
      Adjustments to reconcile net income to cash
       provided by operating activities:
       Minority share of income                                                              715           1,327
       Depreciation and amortization                                                      10,289           9,795
       Other charges and amortization                                                     12,305          12,275
       Cash used by changes in certain
        current assets and liabilities                                                   (17,077)        (16,822)
       Changes in deferred income                                                          8,841            (252)
       Other                                                                              (3,517)         (8,525)
                                                                                        ---------       ---------
      Total adjustments                                                                   11,556          (2,202)
                                                                                        --------         --------
      Net cash provided by operating activities                                           66,232          43,388

Cash flow from investing activities:
      Proceeds from maturities of investments                                             62,857          50,220
      Payments for purchases of investments                                              (49,670)        (47,477)
      Capital expenditures                                                               (25,419)        (15,199)
      Increase in certain other assets                                                    (6,808)        (30,396)
      Other                                                                                  116             593
                                                                                        --------        --------
      Net cash used in investing activities                                              (18,924)        (42,259)

Cash flow from financing activities:
      Dividends paid                                                                     (21,963)        (20,007)
      Proceeds from issuance of Common Shares                                              1,554           3,597
      Other                                                                               (1,454)           (897)
                                                                                        ---------      ----------
      Net cash used in financing activities                                              (21,863)        (17,307)

                                                                                      ----------     -----------
Increase/(Decrease) in cash and cash equivalents                                          25,445         (16,178)
Cash and cash equivalents at the beginning of the period                                  17,285          39,006
                                                                                        --------       ---------
Cash and cash equivalents at the end of the period                                      $ 42,730       $  22,828
                                                                                        ========       =========

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

2. The results of operations for the three month and nine month periods ended September 30, 1995 are not necessarily indicative of results to be expected for the full year.

3. The Net income per Common Share computations in the condensed consolidated statements of income are based on the weighted average number of shares outstanding during each period reported.

4.    Inventory detail at:                             September 30, 1995         December 31, 1994
                                                       ------------------         -----------------
             Finished goods and
               service parts                                 $ 18,466                    $ 20,786
             Work in process                                   66,449                      64,617
             Raw materials                                        156                         140
                                                            ---------                   ---------
             Total inventory                                 $ 85,071                    $ 85,543
                                                             ========                    ========


5. The Registrant has reclassified the presentation of certain prior-year information to conform with the current presentation format.

6. On October 20, 1995, the Registrant entered into a merger agreement to purchase the stock of Griffin Technology Incorporated (Griffin) based in Farmington, New York. Griffin shares are traded on the NASDAQ National Market under the symbol of GRIF. Pursuant to the merger agreement, the Registrant will commence a tender offer for all issued and outstanding shares of Griffin for $7.75 per share in cash.

                    DIEBOLD, INCORPORATED AND SUBSIDIARIES

                                  FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           As of September 30, 1995
                                 (Unaudited)
               (Dollars in thousands except for per share data)

Changes in Financial Condition
------------------------------

The balance sheet of the Registrant continued to reflect a strong financial position at September 30, 1995. Cash, cash equivalents and short-term investments increased to $71,992 at September 30, 1995 compared to $55,685 at December 31, 1994. These assets along with securities and other investments accounted for 31% and 32% of total assets at September 30, 1995 and December 31, 1994, respectively. Securities and other investments consist principally of tax-free municipal bonds, preferred stock, and other investments.

Trade receivables have increased consistent with the increase in volumes. As a percentage of consolidated net sales for the prior 12 months, trade receivables are at 21 percent at September 30, 1995 compared to 20 percent at December 31, 1994.

Increase in property plant and equipment, at cost is primarily due to new construction and remodeling of facilities and the purchase of equipment to support increased engineering efforts.

Future capital expenditures and increases in working capital are expected to be financed through internally generated funds. The Registrant's investment portfolio is available for funding needs if required. External financing is also available if needed through the Registrant's lines of credit. At September 30, 1995, the Registrant had unused lines of credit approximating $40,000 and the Registrant is not restricted as to the use of funds borrowed under these credit agreements. Therefore, such commitments represent an additional and immediate source of liquidity. The Registrant's strong financial position enhances its ability to obtain additional funds if required.

Shareholders' equity per Common Share at September 30, 1995 improved to $16.16 from $15.08 at December 31, 1994. The third quarter cash dividend of $.24 per share was paid on September 8, 1995 to shareholders of record on August 18, 1995. On October 17, 1995 the fourth quarter cash dividend of $.24 per share was declared payable on December 8, 1995 to shareholders of record on November 17, 1995. Diebold, Incorporated shares are listed on the New York Stock Exchange under the symbol of DBD. The market price during the first nine months of 1995 fluctuated within the range of $33.00 and $49.38.

Results of Operations
---------------------

Third Quarter 1995 Comparison to Third Quarter 1994
---------------------------------------------------

Consolidated net sales for the third quarter of 1995 increased from the same period in 1994 by $27,801 or 15%. Total gross profit increased $10,349 or 16% over third quarter's performance for 1994. Product gross profit accounted for this increase resulting from the increased sales volume of self service systems and continuing cost containment efforts. Operating expenses increased $4,634 or 11% over the same period in 1994 largely due to an increase of 20% in expenditures related to research and development of new products. There was also higher selling and administrative expenses associated with the increase in sales activity. Operating profit increased $5,715 or 25% over third quarter 1994's performance.

                    DIEBOLD, INCORPORATED AND SUBSIDIARIES

                                  FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                           As of September 30, 1995
                                 (Unaudited)
                            (Dollars in thousands)


Nine-Month 1995 Comparison to Nine-Month 1994
---------------------------------------------

Consolidated net sales for the nine months ended 1995 exceeded the same period in 1994 by $66,903 or 12%. Total gross profit increased $27,006 or 15% over 1994's performance. Product gross profit continued to account for the majority of this increase in total gross profit due to the increased sales volume and reduction of costs resulting from manufacturing improvements. Operating expenses increased $15,401 or 13% over the same period in 1994 due to a 19% increase in expenditures related to the research and development of new products. There was also higher selling and administrative expenses associated with the increase in sales activity. Operating profit for the nine months ended September 30, 1995 exceeded the same period in 1994 by $11,605 or 18%.

The Registrant's backlog of unfilled orders was $169,308 at September 30, 1995 compared to $147,268 at September 30, 1994, a $22,040 or 15% increase. The Registrant believes, however, that order backlog information is not, by itself, a meaningful indicator of future revenue streams. There are numerous factors which influence the amount and timing of revenue recognized in future periods.


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




                                         DIEBOLD, INCORPORATED
                                        ------------------------
                                               (Registrant)





Date: October 24, 1995                  By: /s/Robert W. Mahoney
      -----------------                     -----------------------------------
                                            Robert W. Mahoney
                                            Chairman of the Board, President
                                            and Chief Executive Officer





Date: October 24, 1995                  By: /s/Gerald F. Morris
      -----------------                     -----------------------------------
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