Form 10-K405
period 1995-12-31
DIEBOLD INC
filed 1996-03-08
CIK 28823

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------


                                    FORM 10-K

         /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1995

                                       OR

         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from.........to.........

--------------------------------------------------------------------------------


         Commission file number 1-4879

                              DIEBOLD, INCORPORATED
             (Exact name of Registrant as specified in its charter)

            Ohio                                          34-0183970
-------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)


   5995 Mayfair Road, P. O. Box 3077,
          North Canton, Ohio                                  44720-8077
-------------------------------             ------------------------------------
(Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (330) 489-4000
--------------------------------------------------------------------------------
          Securities registered pursuant to Section 12(b) of the Act:

     Title of each class              Name of each exchange on which registered:
Common Shares $1.25 Par Value                    New York Stock Exchange
-----------------------------         -----------------------------------------

        Securities registered pursuant to Section 12(g) of the Act: None

--------------------------------------------------------------------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes    x      No ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 1, 1996. The aggregate market value was computed by using the closing price on the New York Stock Exchange on March 1, 1996 of $ 37.625 per share.

           Common Shares, Par Value $1.25 Per Share     $ 1,698,050,150

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

            Class                                 Outstanding at March 1, 1996
Common Shares $1.25 Par Value                           45,869,037 Shares

DOCUMENTS INCORPORATED BY REFERENCE

(1)    PROXY STATEMENT FOR 1996 ANNUAL MEETING
       OF SHAREHOLDERS TO BE HELD APRIL 3, 1996

                                                               PART OF 10-K
                                                                 INTO WHICH
        CAPTION OR HEADING                  PAGE NO.            INCORPORATED      ITEM NO.
        ------------------                  --------           -------------      --------
Information about Nominees for
Election as Directors                          3-7                   III             10

Executive Compensation                        9-20                   III             11

Annual Meeting of Shareholders;
Security Ownership of Directors
and Management                                 1-7                   III             12

Compensation Committee Interlocks
and Insider Participation                        9                   III             13

PART I.

ITEM 1. BUSINESS.

(a) General Development

       The Registrant was incorporated under the laws of the State of Ohio in August, 1876, succeeding a proprietorship established in 1859 and is engaged primarily in the sale, manufacture, installation and service of automated self-service transaction systems, security products and software.

       During 1995, no significant changes occurred in the manner of conducting the Registrant's business.

(b) Financial Information about Industry Segments

       The Registrant operates predominantly in one industry segment: financial systems and equipment. This segment accounts for more than 90% of the consolidated net sales, operating profit and identifiable assets.

(c) Description of Business

       The Registrant develops, manufactures, sells and services automated teller machines (ATMs), electronic and physical security systems, various products used to equip bank facilities, software and integrated systems for global financial and commercial markets. Sales of systems and equipment are made directly to customers by the Registrant's sales personnel and by manufacturer's representatives and distributors. The sales/support organization works closely with customers and their consultants to analyze and fulfill the customers' needs. Products are sold under contract for future delivery at agreed upon prices. In 1995, 1994, and 1993 the Registrant's sales and services of financial systems and equipment accounted for more than 90% of consolidated net sales.

       The principal raw materials used by the Registrant are steel, copper, brass, lumber and plastics which are purchased from various major suppliers. Electronic parts and components are also procured from various suppliers. These materials and components are generally available in quantity at this time.

       In 1995, the Registrant had one customer, International Business Machines (IBM), who is its partner in the InterBold joint venture, that accounted for $101,363,000 of the total consolidated net sales of $863,409,000.

       Backlog as of December 31, 1995 was $168,754,000 which was an 11% increase from December 31, 1994 backlog of $152,511,000. The Registrant has in recent years experienced shrinking customer lead time requirements and other industry factors. Order backlog is not, by itself, a meaningful indicator of future revenue streams. There are numerous factors which influence the amount and timing of revenue in future periods.

       All phases of the Registrant's business are highly competitive; some products being in competition directly with similar products and others competing with alternative products having similar uses or producing similar results. Registrant believes, based upon outside independent industry surveys, that it is the leading manufacturer of automated teller machines in the United States and is also a market leader internationally. In the area of automated transaction systems, the Registrant competes primarily with NCR Corporation, formerly AT&T Global Information Solutions. Other competitors, which include Omron, Olivetti and Fujitsu, comprise a smaller share of the market. In serving the security products market for the financial services industry, the Registrant meets numerous large competitors in the security equipment and systems field. Of these, some compete in only one or two product lines, while others sell a broader spectrum of products competing with the Registrant. However, the unavailability of comparative sales information and the large variety of individual products makes it impossible to give reasonable estimates of the Registrant's competitive ranking in or share of the market in its security product fields of activity. Many smaller manufacturers of safes, surveillance cameras, alarm systems and remote drive-up equipment are found in the market.

       The Registrant charged to expense approximately $35.5 million in 1995, $28.0 million in 1994 and $21.9 million in 1993 for research and development costs.

       Compliance by the Registrant with federal, state and local environmental protection laws during 1995 had no material effect upon capital expenditures, earnings or the competitive position of the Registrant and its subsidiaries.

       The total number of employees employed by the Registrant at December 31, 1995 was 5,178 compared with 4,731 at the end of the preceding year.

(d) Financial Information about Foreign and Domestic
    Operations and Export Sales

        Sales to customers in foreign countries as a percent of total consolidated net sales approximated 19.8 percent in 1995 and 1994 and 17.6 percent in 1993.

ITEM 2. PROPERTIES.

        The Registrant's corporate offices are located in North Canton, Ohio. It owns facilities (approximately 1.6 million square feet) in Canton, Uniontown and Newark, Ohio; Lynchburg, Virginia; Sumter, South Carolina; and leases facilities (approximately .3 million square feet) in Akron, Canton, Canal Fulton, Massillon, Newark and Seville, Ohio; Mexico City, Mexico; and Shanghai, China. These facilities house manufacturing, production, associated engineering, warehousing, testing, administration and development and distribution for all product lines. The Registrant believes these facilities are both suitable and adequate for existing operations.

ITEM 3.  LEGAL PROCEEDINGS.

        At December 31, 1995, the Registrant was a party to several lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate is considered material in relation to the Registrant's financial position or results of operations.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of security holders during the fourth quarter of 1995.

ITEM 4a.     EXECUTIVE OFFICERS OF THE REGISTRANT.

        Refer to pages 6 through 9.

EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                       Other Positions
                                                                    Year Elected       Held Last
       Name             Age          Title                         Present Office      Five Years
       ----             ---          -----                         --------------      ----------------
                                                                                        1989-93
Robert W. Mahoney        59    Chairman of the Board,                   1993            Chairman of the Board
                                President and Chief                                     and Chief Executive
                                Executive Officer                                       Officer and Director
                                 and Director                                           - Diebold

                                                                                        1990-93
William T. Blair         62    Executive Vice President                 1993            Vice President and
                                                                                        General Manager,
                                                                                        North American
                                                                                        Sales and Service - Diebold
                                                                                        1989-90
                                                                                        Vice President,
                                                                                        Customer Services
                                                                                        - Diebold

                                                                                        1990-93
Gerald F. Morris         52    Executive Vice President                 1993            Senior Vice President
                                and Chief Financial Officer                             and Chief Financial
                                                                                        Officer - Diebold
                                                                                        1989-90
                                                                                        Senior Vice President,
                                                                                        Finance, Treasurer and
                                                                                        Chief Financial Officer -
                                                                                        The Foxboro Company

                                                                                        1991-93
Gregg A. Searle          47    Executive Vice President                 1993            Vice President -
                                                                                        Diebold
                                                                                        General Manager -
                                                                                        InterBold
                                                                                        1990-91
                                                                                        Vice President,
                                                                                        U.S. Sales & Marketing -
                                                                                        InterBold
                                                                                        1987-90
                                                                                        Regional Manager,
                                                                                        Eastern Ohio Region,
                                                                                        U.S.Marketing Group -
                                                                                        IBM Corporation

                                                                                                    Other Positions
                                                                               Year Elected         Held Last
     Name                            Age       Title                           Present Office       Five Years
     ----                            ---       -----                           --------------       ----------------

Alben W. Warf                        57    Senior Vice President,                  1996             1994-96
                                            Electronic Systems                                      Group Vice President,
                                            Development and                                         Self-Services Systems -
                                            Manufacturing                                           Diebold
                                                                                                    1993
                                                                                                    Vice President - Diebold
                                                                                                    and General Manager -
                                                                                                    InterBold
                                                                                                    1990-93
                                                                                                    Vice President
                                                                                                    Development and
                                                                                                    Manufacturing -
                                                                                                    Diebold and InterBold
                                                                                                    1989-90
                                                                                                    Vice President
                                                                                                    Engineering and
                                                                                                    Manufacturing - Diebold

Frank G. D'Angelo                    50    Vice President,                         1995             1993-95
                                            Information Systems                                     Vice President - Diebold
                                                                                                    and General Manager
                                                                                                    and Chief Executive
                                                                                                    Officer - Diebold Mexico
                                                                                                    S.A. de C.V.
                                                                                                    1991-93
                                                                                                    Vice President,
                                                                                                    Customer Service/Systems
                                                                                                    Operations and Support
                                                                                                    - Diebold
                                                                                                    1990-91
                                                                                                    Vice President,
                                                                                                    Software Development
                                                                                                    and Support-InterBold
                                                                                                    1989-90
                                                                                                    Vice President, Software
                                                                                                    Development and
                                                                                                    Information Systems
                                                                                                    - Diebold

Warren W. Dettinger                  42    Vice President,                         1989              --
                                            General Counsel and
                                            Assistant Secretary


                                                                                                    Other Positions
                                                                                   Year Elected     Held Last
     Name                            Age       Title                               Present Office   Five Years
     ----                            ---       -----                               --------------   ---------------
                                                                                                    1987-96
Reinoud G. J. Drenth                 32    Vice President,                               1996       NCR Corporation (formerly
                                            Worldwide Marketing                                     known as AT&T  Global
                                                                                                    Information Solutions):
                                                                                                    1995 - Marketing Vice
                                                                                                    President, Financial
                                                                                                    Services Industry
                                                                                                    1994 - Executive
                                                                                                    Assistant, Worldwide
                                                                                                    Industry Marketing
                                                                                                    1993 - Marketing
                                                                                                    Director, Northern
                                                                                                    Europe
                                                                                                    1991-93 - District
                                                                                                    Manager, Financial and
                                                                                                    Retail Systems Division

                                                                                                    1990
Donald E. Eagon, Jr.                 53    Vice President,                               1990       Vice President,
                                            Corporate Communications                                Public Relations and
                                                                                                    Advertising - Diebold
                                                                                                    1988-90
                                                                                                    Vice President,
                                                                                                    Public Affairs -
                                                                                                    Figgie
                                                                                                    International
                                                                                                    Inc.

                                                                                                    1983-93
Charee Francis-Vogelsang             49    Vice President and                            1993       Vice President
                                            Secretary - Diebold                                     and Secretary - Diebold
                                            and Secretary - InterBold

                                                                                                    1989-90
Bartholomew J. Frazzitta             53    Vice President and                            1990       Vice President, Marketing
                                            General Manager,                                        and Product Management -
                                            Security Products                                       Diebold

                                                                                                    1990-92
Michael J. Hillock                   44    Vice President and General                    1993       Vice President,
                                            Manager, Sales and Service                              North American
                                            Europe, Middle East, and Africa                         Sales and Service,
                                                                                                    Eastern Division - Diebold
                                                                                                    1988-90
                                                                                                    Managing Director -
                                                                                                    Diebold Pacific Limited

                                                                                                    Other Positions
                                                                                  Year Elected      Held Last
     Name                            Age       Title                              Present Office    Five Years
     ----                            ---       -----                              --------------    ---------------
                                                                                                    1988-93
Larry D. Ingram                      49    Vice President,                             1993         Divisional Vice President,
                                            Procurement and Services                                Materials Management
                                                                                                    - Diebold

                                                                                                    1991-92
Edgar N. Petersen                    57     Vice President and General                 1993         Vice President and General
                                             Manager, Sales and Service                             Manager, International
                                             Canada, Asia-Pacific, and                              Sales and Service - Diebold
                                             Latin America                                          1990-91
                                                                                                    Vice President,
                                                                                                    International Sales
                                                                                                    and Marketing - InterBold
                                                                                                    1989-90
                                                                                                    Vice President,
                                                                                                    International Sales - Diebold

                                                                                                    1988-91
Charles B. Scheurer                  54    Vice President,                             1991         Vice President,
                                            Human Resources                                         Human Resources
                                                                                                    and Corporate Services
                                                                                                    - Diebold

                                                                                                    1988-90
Robert L. Stockamp                   52    Vice President and                          1990         Controller, Operations
                                            Corporate Controller                                    - Diebold


                                                                                                    1988-90
Robert J. Warren                     49    Vice President and                          1990         Controller, Corporate
                                            Treasurer                                               Financial Accounting and
                                                                                                    Services and
                                                                                                    Assistant Treasurer
                                                                                                    - Diebold


There is no family relationship, either by blood, marriage or adoption, between any of the executive officers of the Registrant.

PART II.

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
            RELATED STOCKHOLDER MATTERS.

        On January 26, 1996, the Board of Directors of the Registrant declared a three-for-two stock split which was effected in the form of a stock dividend, distributed on February 23, 1996, to shareholders of record on February 9, 1996. Accordingly, all numbers of Common Shares, except authorized shares and treasury shares, and all per share data have been restated to reflect this stock split in addition to the three-for-two stock split declared on February 1, 1994, distributed on February 22, 1994, to shareholders of record on February 10, 1994, and the three-for-two stock split declared on January 27, 1993, distributed on February 26, 1993, to shareholders of record on February 10, 1993.

        The Common Shares of the Registrant are listed on the New York Stock Exchange with a symbol of DBD. The price ranges of Common Shares for the Registrant are as follows:

                                              1995                           1994
                                         --------------                 --------------
                                          High      Low                  High      Low
                                          ----      ---                  ----      ---
         1st Quarter                      $27.42    $22.00                $28.50   $22.59
         2nd Quarter                       29.50     23.17                 30.17    23.83
         3rd Quarter                       32.92     28.83                 31.17    26.59
         4th Quarter                       41.42     30.00                 30.09    26.25
                                          ------    ------                ------   ------

         Full Year                        $41.42    $22.00                $31.17   $22.59
                                          ======    ======                ======   ======

         There were approximately 4,100 registered shareholders of record at December 31, 1995.

         On the basis of amounts paid and declared the annualized quarterly dividends per share were $0.64 in 1995 and $0.59 in 1994.

ITEM 6.     SELECTED FINANCIAL DATA.

                                                                 1995          1994          1993           1992          1991
                                                               --------      --------      --------       --------      ------
         Net Sales                                              $863,409      $760,171      $623,277       $543,852      $506,217
         Net Income *                                             76,209        63,511        48,374         23,205        35,745
         Net Income per share*                                      1.67          1.40          1.07           0.51          0.80
         Total Assets                                            745,198       666,174       609,019        558,914       535,593
         Cash dividends paid per Common Share                       0.64          0.59          0.53           0.50          0.47


         *1992 amounts include a one-time charge of $17,932 ($0.40 per share) resulting from the adoption of SFAS 106, "Employers' Accounting for Postretirement Benefits Other than Pensions."

  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

MANAGEMENT'S ANALYSIS OF RESULTS OF OPERATIONS

The table below presents the changes in comparative financial data from 1993 to 1995. Comments on significant year-to-year fluctuations follow the table.

                                                           1995                             1994                         1993
                                              ------------------------------   -------------------------------    -----------------
                                                       Percent     Percent               Percent     Percent                Percent
                                                        of Net    Increase                of Net     Increase                of Net
(Dollars in thousands)                       Amount      Sales   (Decrease)    Amount      Sales    (Decrease)    Amount      Sales
===================================================================================================================================
Net sales
  Products.............................      $553,622    64.1%       15.5%      $479,314    63.1%     30.5%        $367,385   58.9%
  Services.............................       309,787    35.9        10.3        280,857    36.9       9.8          255,892   41.1
                                             --------------------------------------------------------------------------------------
                                              863,409   100.0        13.6        760,171   100.0      22.0          623,277  100.0
Cost of sales
  Products.............................       348,560    63.0        11.8        311,790    65.0      33.8          233,041   63.4
  Services.............................       220,418    71.2        14.4        192,699    68.6       6.9          180,198   70.4
                                             --------------------------------------------------------------------------------------
                                              568,978    65.9        12.8        504,489    66.4      22.1          413,239   66.3
                                             --------------------------------------------------------------------------------------
Gross profit..........................        294,431    34.1        15.2        255,682    33.6      21.7          210,038   33.7
Selling and administrative expense....        144,490    16.7        12.6        128,309    16.9      20.9          106,110   17.0
Research, development and
  engineering expense.................         43,130     5.0        17.8         36,599     4.8       5.1           34,838    5.6
                                             --------------------------------------------------------------------------------------
                                              187,620    21.7        13.8        164,908    21.7      17.0          140,948   22.6
                                             --------------------------------------------------------------------------------------
Operating profit.......................       106,811    12.4        17.7         90,774    11.9      31.4           69,090   11.1
Other income, net......................         6,612     0.8        28.3          5,152     0.7      (9.0)           5,664    0.9
Minority interest......................          (200)    0.0       (89.7)        (1,948)   (0.3)    (54.0)          (4,239)  (0.7)
                                             --------------------------------------------------------------------------------------
Income before taxes....................       113,223    13.1        20.5         93,978    12.4      33.3           70,515   11.3
Taxes on income........................        37,014     4.3        21.5         30,467     4.0      37.6           22,141    3.5
                                             --------------------------------------------------------------------------------------
Net income.............................      $ 76,209     8.8%       20.0%      $ 63,511     8.4%     31.3%        $ 48,374    7.8%
===================================================================================================================================

NET SALES

Net sales for 1995 totaled $863,409, which represented growth of $103,238 or
13.6 percent from 1994 and $240,132 or 38.5 percent from 1993. This was the Registrant's sixth consecutive year of record sales.

        Product net sales of $553,622 grew $74,308 or 15.5 percent from 1994 and $186,237 or 50.7 percent from 1993. The Registrant continued to experience strong growth in domestic sales of ATMs, and also continued to realize increases in sales from all other major product lines during 1995. Total domestic product revenue was up 15.5 percent from 1994. Sales of products outside the United States increased 16.2 percent from 1994.

        Service net sales of $309,787 increased $28,930 or 10.3 percent from 1994 and were up $53,895 or 21.1 percent from 1993. The major factors contributing to the service revenue gain in 1995 were the growth of the installed base of equipment resulting from new product installations and growth of new service offerings such as first-line maintenance.

        Total product backlog of unfilled orders was $168,754 at December 31, 1995, compared with $152,511 at the end of 1994 and $161,303 at the end of 1993. The Registrant has continued its commitment to reducing its production cycle time because the Registrant has in recent years experienced shrinking customer lead time requirements and other industry factors. Order backlog is not, by itself, a meaningful indicator of future revenue streams. There are numerous factors which influence the amount and timing of revenue in future periods.

COST OF SALES AND EXPENSES

Cost of sales for 1995 was $568,978, compared with $504,489 in 1994 and $413,239 in 1993.

        Gross profits on product sales increased $37,538 and $70,718 from 1994 and 1993, respectively, to a level of $205,062 in 1995. Product gross margins in 1995 were 37.0 percent of product sales, compared with 35.0 percent in 1994 and
36.6 percent in 1993.

        Service gross profits of $89,369 in 1995 increased from $88,158 in 1994 and $75,694 in 1993. Service gross margins as a percentage of service sales were
31.4 percent in 1994 and 29.6 percent in 1993, as compared with 28.8 percent in 1995. The reduction in the service gross margin in 1995 was mainly due to the decline of service margins in Mexico caused by the devaluation of the Mexican peso and lower than normal margins experienced by the Registrant while in the start-up phase of various new service business opportunities.

        Supporting the Registrant's volume growth and market expansion, operating expenses increased $22,712 or 13.8 percent from 1994 and were $46,672 or 33.1 percent above 1993. Total operating expenses of $187,620 in 1995 remained at the 1994 level of 21.7 percent of net sales, as compared with 22.6 percent in 1993.

        Operating profit of $106,811 in 1995 represented an increase of $16,037 or 17.7 percent from 1994 and $37,721 or 54.6 percent from 1993. Operating profit again grew faster than net sales as manufacturing cost reductions and expense controls caused the operating profit margin to widen from 11.9 percent and 11.1 percent in 1994 and 1993, respectively, to 12.4 percent in 1995.

OTHER INCOME, NET AND MINORITY INTEREST

Other income, net increased $1,460 or 28.3 percent from 1994 and $948 or 16.7 percent from 1993. Investment income increased in 1995 due to rising interest rates and return on investment in lease receivables. The increase in investment income was offset, however, by increases in certain expenses related to Registrant-owned insurance contracts and amortization related to certain assets.

        Minority interest of $200 decreased from $1,948 in 1994 and $4,239 in 1993. Minority interest consisted primarily of income or losses allocated to the minority ownership of InterBold and Diebold Financial Equipment Company, Ltd. (China). Minority interests for both companies are calculated as a percentage of profits of the joint ventures based on formulas defined in the relevant agreements establishing each venture.

INCOME

Income before taxes amounted to $113,223 in 1995. This was an increase of $19,245 or 20.5 percent from 1994 and $42,708 or 60.6 percent from 1993. Income before taxes also improved as a percentage of net sales, representing 13.1 percent in 1995, compared with 12.4 percent in 1994 and 11.3 percent in 1993.

        The effective tax rate was 32.7 percent in 1995, compared with 32.4 percent in 1994 and 31.4 percent in 1993. The primary reason for the slightly higher tax rate in 1995 was a reduction in tax-exempt interest as a percentage of pretax income. Details of the reconciliation between the U.S. statutory rate and the effective tax rate are included in Note 12 of the 1995 Consolidated Financial Statements.

        Net income increased to $76,209 or 8.8
percent of net sales, compared with income of $63,511 or 8.4 percent of net sales in 1994 and $48,374 or 7.8 percent of net sales in 1993.

MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITION

The Registrant continued to enhance its financial position during 1995. Total assets increased $79,024 or 11.9 percent to a 1995 year-end level of $745,198. Asset turnover (excluding cash, cash equivalents and short-term and long-term investment securities) decreased to 1.72 in 1995 from 1.88 in 1994.

        Total current assets at December 31, 1995, of $376,212 represented an increase of $46,554 or 14.1 percent from the prior year-end. The increase in trade receivables and inventories comprises the majority of this increase and is a result of higher sales volumes and expansion of international operations in 1995. Trade receivables increased $44,038 or 28.8 percent to a December 31, 1995, level of $197,145. As a percentage of net sales, trade receivables were
20.7 percent and 20.1 percent in 1993 and 1994, respectively, as compared with
22.8 percent in 1995. Inventories at year-end 1995 totaled $91,002, which represented an increase of only $5,459 or 6.4 percent from 1994. This increase in inventory was accomplished in spite of the growth of product sales of 15.5 percent in 1995.

        Long-term securities and other investments declined by $9,059 or 5.8 percent to a December 31, 1995, level of $146,741 largely due to maturities of tax-exempt municipal bonds, which were reinvested into certain other assets. The Registrant anticipates being able to meet both short- and long-term operational funding requirements without liquidating individual securities prior to maturity by varying the timing of maturities within the portfolio. However, since most of these securities are marketable, they could readily be converted into cash and cash equivalents if needed.

        Total property, plant and equipment, net of accumulated depreciation, was $84,072 at the end of 1995, which resulted in an increase of $19,359 or
29.9 percent over prior year-end. Capital expenditures were $35,308 in 1995, compared with $22,641 in 1994. This increase resulted primarily from the need to meet higher manufacturing capacity requirements; expansion of facilities for research, software development, management development and support services; and investment in internal applications hardware and software. With the increase in off-premises placement of ATMs, the Registrant is experiencing more requests for lease financing. As such, lease receivables increased from $31,178 in 1994 to $40,017 in 1995 due to shipment of additional equipment under capital lease agreements. Other assets increased as a result of increases in pension assets and certain assets acquired in relation to new businesses.

        Total current liabilities at December 31, 1995, were $185,964, representing an increase of $26,209 or 16.4 percent from the prior year-end. The primary cause for the increase in current liabilities was an increase in deferred income of $11,620 or 25.0 percent to a level of $58,090 as well as an increase in other current liabilities of $6,917 or 34.5 percent from the prior year-end. The increase in other current liabilities is mainly due to a difference in the timing of payment of certain compensation and compensation-related tax liabilities in 1995 as compared with 1994. The Registrant's current ratio was 2.0 at the end of 1995, compared with 2.1 at the end of 1994.

        At December 31, 1995, the Registrant had lines of credit totaling $40,000, all unrestricted as to use. Due to the strong liquidity position, the Registrant continued its practice of having no long-term debt. The Registrant's financial position provides it with sufficient resources to meet projected future capital expenditures, dividend and working capital requirements. However, if the need arises, the Registrant's strong financial position should ensure the availability of adequate additional financial resources.

        Pension liabilities were $17,523 at December 31, 1995, representing an increase of $6,978 or 66.2 percent over prior year-end. The primary causes for the increase in pension liabilities were due to the additional minimum liability of $4,034, net of deferred taxes, recorded in 1995 as well as net periodic pension costs of $3,528 less contributions made to the plans in 1995. The net periodic pension costs of $3,528 charged to income in 1995 represent an increase of $2,509 from the prior year, primarily due to use of the new 1983 Group Annuity Mortality Table.

        Minority interests of $13,775 represented the minority interest in InterBold owned by IBM and the minority interests in Diebold Financial Equipment Company, Ltd. (China) owned by the Shanghai FarEast Aero-Technology Import and Export Corporation and the Industrial and Commercial Bank of China, Shanghai Pudong Branch. Shareholders' equity increased $46,978 or 10.2 percent to $506,197 at December 31, 1995. Included within shareholders' equity is a translation adjustment related to the year-end revaluation of foreign net assets. Shareholders' equity per share was $11.05 at the end of 1995, compared with $10.05 in 1994. The Common Shares of the Registrant are listed on the New York Stock Exchange with a symbol of DBD. There were approximately 4,100 registered shareholders of record as of December 31, 1995.

        On January 26, 1996, the Board of Directors declared a three-for-two stock split effected in the form of a stock dividend, distributed on February 23, 1996, to shareholders of record on February 9, 1996. Accordingly, all numbers of Common Shares, except authorized shares and treasury shares, and all per share data have been restated to reflect this stock split. In addition to the stock split, the Board of Directors declared a first-quarter 1996 cash dividend of $0.17 per share. This amount, which represents a 6.3 percent increase from the prior year's quarterly dividend rate, will be paid on March 29, 1996, to shareholders of record on March 8, 1996. Comparative quarterly cash dividends paid in 1995 and 1994 were $0.16 and $0.15, respectively.

MANAGEMENT'S ANALYSIS OF CASH FLOWS

During 1995, the Registrant generated $71,152 in cash from operating activities, compared with $39,017 in 1994 and $93,977 in 1993. In addition to net income of $76,209, adjusted for depreciation, amortization and other charges of $29,458, increases in accounts payables and other certain assets and liabilities of $20,783 also increased cash provided by operations. Cash was utilized in operations to fund long-term lease receivables and increases in inventory levels and trade receivables as a result of additional sales volumes and growth of international operations. Expressed as a percentage of total assets employed, the Registrant's cash yield from operations was 9.5 percent in 1995, compared with 5.9 percent in 1994 and 15.4 percent in 1993.

        Net cash generated from operating activities in 1995 was used to reinvest $43,173, in assets of the Registrant, compared with $38,299 in 1994 and $62,703 in 1993. The Registrant returned $29,290 to shareholders in the form of cash dividends paid during 1995, which was a 9.8 percent increase from 1994 and a 21.1 percent increase from 1993.

OTHER BUSINESS INFORMATION

In April 1995, the Registrant acquired Applied Network Technologies, Incorporated based in Waco, Texas. The acquisition strengthens the Registrant's capability to provide comprehensive software and systems integration expertise, particularly as the Registrant expands into new markets such as education and healthcare. Also in April 1995, the Registrant and Optical Data Systems, Inc. formed a strategic alliance to provide total networking solutions, including local and wide area networking hardware, software and support to the financial, healthcare and education industries. The agreement further enhances the Registrant's position as a systems integrator and strengthens its professional services business. In September 1995, the Registrant exercised an option to increase its ownership in Diebold HMA Private Ltd. in India to 50 percent from its original 24 percent stake. The joint venture was created in 1991 to assemble, market and service ATMs in India. This additional investment reflects the Registrant's heightened interest in an area of the world that is entering a period of significant growth potential. In October 1995, Diebold entered into a merger agreement to purchase the stock of Griffin Technology Incorporated based in Farmington, New York. Griffin is a provider of computerized campus-wide, card-based systems for colleges and universities in the United States. The purchase of Griffin, which was finalized in December 1995, accelerates the strategic initiative the Registrant undertook to expand its presence in the elementary, secondary and university education marketplace, as well as in other campus-type environments.

  ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                           CONSOLIDATED BALANCE SHEETS
                     DIEBOLD, INCORPORATED AND SUBSIDIARIES
                           DECEMBER 31, 1995 AND 1994
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                    1995            1994
==========================================================================================================
ASSETS
Current assets
  Cash and cash equivalents.....................................................  $ 15,698        $ 17,285
  Short-term investments (Note 3)...............................................    30,989          38,400
  Trade receivables.............................................................   197,145         153,107
  Inventories (Note 4)..........................................................    91,002          85,543
  Deferred income taxes (Note 12)...............................................    31,746          28,141
  Prepaid expense and other current assets......................................     9,632           7,182
----------------------------------------------------------------------------------------------------------
     Total current assets.......................................................   376,212         329,658
----------------------------------------------------------------------------------------------------------
Securities and other investments (Note 3).......................................   146,741         155,800
Property, plant and equipment, at cost (Note 5).................................   177,573         152,314
  Less accumulated depreciation and amortization................................    93,501          87,601
----------------------------------------------------------------------------------------------------------
                                                                                    84,072          64,713
Deferred income taxes (Note 12).................................................     5,096           5,764
Lease receivables (Note 6)......................................................    40,017          31,178
Other assets ...................................................................    93,060          79,061
----------------------------------------------------------------------------------------------------------
                                                                                  $745,198        $666,174
==========================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities

  Accounts payable..............................................................  $ 66,904        $ 60,962
  Estimated income taxes........................................................     7,910           7,105
  Accrued insurance.............................................................    16,844          16,350
  Accrued installation costs....................................................     9,253           8,822
  Deferred income...............................................................    58,090          46,470
  Other current liabilities.....................................................    26,963          20,046
----------------------------------------------------------------------------------------------------------
     Total current liabilities..................................................   185,964         159,755
----------------------------------------------------------------------------------------------------------
Pensions (Note 10)..............................................................    17,523          10,545
Postretirement benefits (Note 10)...............................................    21,739          21,627
Minority interest (Note 2)......................................................    13,775          15,028
Commitments and contingencies (Note 13).........................................       ---             ---
Shareholders' equity (Note 8)
  Preferred Shares, no par value, authorized
    1,000,000 shares, none issued...............................................       ---             ---
  Common Shares, par value $1.25; authorized 50,000,000 shares;
     issued 45,893,678 and 30,515,146 shares, respectively;
     outstanding 45,808,227 and 30,460,046, respectively........................    57,367          38,144
  Additional capital............................................................    50,937          68,320
  Retained earnings.............................................................   412,432         365,513
  Treasury shares, at cost (85,451 and 55,100 shares, respectively).............    (3,849)         (3,186)
  Other.........................................................................   (10,690)         (9,572)
----------------------------------------------------------------------------------------------------------
    Total shareholders' equity..................................................   506,197         459,219
----------------------------------------------------------------------------------------------------------
                                                                                  $745,198        $666,174
==========================================================================================================


See accompanying Notes to Consolidated Financial Statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                     DIEBOLD, INCORPORATED AND SUBSIDIARIES
                         YEARS ENDED DECEMBER 31, 1995,
                           1994 AND 1993 (In thousands
                            except per share amounts)

                                                                                    1995              1994              1993
============================================================================================================================
Net sales
  Products...............................................................        $553,622         $479,314          $367,385
  Services...............................................................         309,787          280,857           255,892
----------------------------------------------------------------------------------------------------------------------------
                                                                                  863,409          760,171           623,277
----------------------------------------------------------------------------------------------------------------------------
Cost of sales
  Products...............................................................         348,560          311,790           233,041
  Services...............................................................         220,418          192,699           180,198
----------------------------------------------------------------------------------------------------------------------------
                                                                                  568,978          504,489           413,239
----------------------------------------------------------------------------------------------------------------------------
Gross profit.............................................................         294,431          255,682           210,038
Selling and administrative expense.......................................         144,490          128,309           106,110
Research, development and engineering expense............................          43,130           36,599            34,838
----------------------------------------------------------------------------------------------------------------------------
                                                                                  187,620          164,908           140,948
----------------------------------------------------------------------------------------------------------------------------
Operating profit.........................................................         106,811           90,774            69,090
Other income (expense)
  Investment income......................................................          16,111           11,051            10,477
  Miscellaneous, net.....................................................          (9,499)          (5,899)           (4,813)
Minority interest (Note 2)...............................................            (200)          (1,948)           (4,239)
----------------------------------------------------------------------------------------------------------------------------
Income before taxes......................................................         113,223           93,978            70,515
Taxes on income (Note 12)................................................          37,014           30,467            22,141
----------------------------------------------------------------------------------------------------------------------------
Net income...............................................................        $ 76,209         $ 63,511          $ 48,374
============================================================================================================================
Average number of shares (Notes 8 and 9).................................          45,766           45,495            45,374
Net income per share (Notes 8 and 9).....................................        $   1.67         $   1.40          $   1.07
----------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     DIEBOLD, INCORPORATED AND SUBSIDIARIES
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                             (Dollars in thousands)

                                             Common Shares
                                           --------------------
                                                           Par      Additional    Retained     Treasury
                                           Number*        Value      Capital      Earnings      Shares      Other*     Total
==============================================================================================================================
Balance,
 January 1, 1993.......................... 20,101,471    $25,127     $73,508      $304,501     $(1,207)    $(2,255)   $399,674
------------------------------------------------------------------------------------------------------------------------------
Net income - 1993.........................                                          48,374                              48,374
Stock options exercised...................     68,406         86       1,498                                             1,584
Unearned compensation.....................      4,500          6         195                                   280         481
Performance shares (Note 8)...............     28,911         35       1,829                                             1,864
Dividends declared (Note 8)...............                                         (24,191)                            (24,191)
Pensions (Note 10)........................                                                                      (8)         (8)
Translation adjustment....................                                                                    (194)       (194)
Treasury shares...........................                                                        (537)                   (537)
Three-for-two stock split................. 10,085,446     12,607     (12,607)                                              ---
------------------------------------------------------------------------------------------------------------------------------
Balance,
  December 31, 1993....................... 30,288,734    $37,861     $64,423      $328,684     $(1,744)    $(2,177)   $427,047
------------------------------------------------------------------------------------------------------------------------------
Net income - 1994.........................                                          63,511                              63,511
Stock options exercised...................     36,184         46         543                                               589
Unearned compensation.....................      9,000         11         338                                   228         577
Performance shares (Note 8)...............     50,553         63       2,809                                             2,872
Dividends declared (Note 8)...............                                         (26,682)                            (26,682)
Translation adjustment....................                                                                  (5,974)     (5,974)
Treasury shares...........................                                                      (1,442)                 (1,442)
Unrealized loss on investment
 securities (Note 3)......................                                                                  (1,649)     (1,649)
Issuance of shares for acquisitions.......    130,675        163         207                                               370
------------------------------------------------------------------------------------------------------------------------------
Balance,
  December 31, 1994....................... 30,515,146    $38,144     $68,320      $365,513     $(3,186)    $(9,572)   $459,219
------------------------------------------------------------------------------------------------------------------------------
Net income - 1995.........................                                          76,209                              76,209
Stock options exercised...................     46,149         58          98                                               156
Unearned compensation.....................      9,000         11         294                                   344         649
Performance shares (Note 8)...............     55,050         69       1,755                                             1,824
Dividends declared (Note 8)...............                                         (29,290)                            (29,290)
Pensions (Note 10)........................                                                                  (1,087)     (1,087)
Translation adjustment....................                                                                  (2,982)     (2,982)
Treasury shares...........................                              (445)                     (663)                 (1,108)
Unrealized gain on investment
 securities (Note 3)......................                                                                   2,607       2,607
Three-for-two stock split................. 15,268,333     19,085     (19,085)                                              ---
------------------------------------------------------------------------------------------------------------------------------
Balance,
  December 31, 1995....................... 45,893,678    $57,367     $50,937      $412,432     $(3,849)   $(10,690)   $506,197
------------------------------------------------------------------------------------------------------------------------------


*See Note 8

See accompanying Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     DIEBOLD, INCORPORATED AND SUBSIDIARIES
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                             (Dollars in thousands)

                                                                           1995                  1994                   1993
============================================================================================================================
Cash flow from operating activities:
  Net income.....................................................       $76,209               $63,511                $48,374
----------------------------------------------------------------------------------------------------------------------------
  Adjustments to reconcile net income to cash
    provided by operating activities:
    Minority share of income.....................................           200                 1,948                  4,239
    Depreciation and amortization................................        14,174                13,240                 12,231
    Other charges and amortization...............................        15,284                16,774                 11,181
    Deferred income taxes........................................        (4,527)              (17,974)                (2,956)
    Loss on disposal of assets, net..............................         1,786                 1,150                  2,622
    Gain on sale of investments, net.............................          (810)               (2,316)                  (600)
    Cash provided (used) by changes in certain
      assets and liabilities:
      Trade receivables..........................................       (44,038)              (23,851)                (8,565)
      Inventories................................................        (5,459)              (10,560)                 6,411
      Prepaid expenses and other current assets..................        (2,450)                9,094                  1,174
      Accounts payable...........................................         5,942                16,370                 14,109
      Other certain assets and liabilities.......................        14,841               (28,369)                 5,757
----------------------------------------------------------------------------------------------------------------------------
  Total adjustments..............................................        (5,057)              (24,494)                45,603
----------------------------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities......................        71,152                39,017                 93,977

Cash flow from investing activities:
  Proceeds from maturities of investments........................        64,008                72,460                 88,403
  Proceeds from sales of investments.............................        16,184                10,951                 12,277
  Payments for purchases of investments..........................       (66,052)              (73,290)              (140,032)
  Capital expenditures...........................................       (35,308)              (22,641)               (18,343)
  Increase in certain other assets...............................       (22,131)              (28,477)                (5,070)
  Other..........................................................           126                 2,698                     62
----------------------------------------------------------------------------------------------------------------------------
  Net cash used by investing activities..........................       (43,173)              (38,299)               (62,703)
----------------------------------------------------------------------------------------------------------------------------
Cash flow from financing activities:
  Dividends paid.................................................       (29,290)              (26,682)               (24,191)
  Distribution of affiliate's earnings to minority interest
    holder.......................................................        (2,527)                 --                   (3,569)
  Proceeds from issuance of Common Shares........................         1,177                 2,291                  3,112
  Other..........................................................         1,074                 1,952                 (2,051)
----------------------------------------------------------------------------------------------------------------------------
  Net cash used by financing activities..........................       (29,566)              (22,439)               (26,699)
----------------------------------------------------------------------------------------------------------------------------
(Decrease) increase in cash and cash equivalents.................        (1,587)              (21,721)                 4,575
Cash and cash equivalents at the beginning of the year...........        17,285                39,006                 34,431
----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at the end of the year.................       $15,698               $17,285                $39,006
============================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES
                 (Dollars in thousands except per share amounts)

NOTE 1:  SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The Consolidated Financial Statements include the accounts of the Registrant and its wholly- and majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

STATEMENTS OF CASH FLOWS

For the purposes of the Consolidated Statements of Cash Flows, the Registrant considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash paid during 1995, 1994 and 1993 for income taxes amounted to $40,487, $37,488 and $30,134, respectively.

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

    Sales to customers in foreign countries as a percent of net sales approximated 19.8 percent in 1995 and 1994 and 17.6 percent in 1993. The investment used to generate this sales volume is considered minimal by management.

FINANCIAL INSTRUMENTS

The carrying amount of financial instruments including cash and cash equivalents, trade receivables and accounts payable approximated fair value as of December 31, 1995 and 1994, because of the relatively short maturity of these instruments.

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

INVENTORIES

Inventories are valued at the lower of cost or market applied on a first-in, first-out basis. Cost is determined on the basis of actual cost.

INVESTMENT SECURITIES

Effective January 1, 1994, the Registrant adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." There was no cumulative effect on the Consolidated Income Statement resulting from the adoption of Statement 115.

DEPRECIATION AND AMORTIZATION

Depreciation of property, plant and equipment is computed using the straight-line method for financial statement purposes. Accelerated methods of depreciation are used for federal income tax purposes. Amortization of leasehold improvements is based upon the shorter of original terms of the lease or life of the improvement.

RESEARCH AND DEVELOPMENT

Total research and development costs charged to expense were $35,470, $28,029 and $21,911 in 1995, 1994 and 1993, respectively.

OTHER ASSETS

Other assets include mainly pension assets and certain other assets acquired in relation to new businesses. These assets are stated at cost and, if applicable, are amortized ratably over a period of three to 25 years.

DEFERRED INCOME

Deferred income is recognized for customer billings in advance of the period in which the service will be performed and is recognized in income on a straight-line basis over the contract period.

TAXES ON INCOME

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

USE OF ESTIMATES IN PREPARATION OF CONSOLIDATED
FINANCIAL STATEMENTS

The preparation of the Consolidated Financial Statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENTS

During 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which provides guidance for recognition of impairment losses to long-lived assets. The statement is effective for fiscal years beginning after December 15, 1995. The Registrant does not anticipate the adoption of this statement to have a material effect on the Registrant's financial position or results of operations.

RECLASSIFICATIONS

The Registrant has reclassified the presentation of certain prior-year information to conform with the current presentation format.

NOTE 2:  RELATED PARTY TRANSACTIONS

INTERBOLD JOINT VENTURE

The Consolidated Financial Statements include the accounts of InterBold, a joint venture between the Registrant and IBM, of which the Registrant owns 70 percent. The joint venture provides ATMs and other financial self-service systems worldwide. IBM's ownership interest in InterBold is reflected as minority interest on the Registrant's Consolidated Balance Sheets. Net profits of InterBold are allocated based upon a formula as specified in the partnership agreement.

NOTE 3: INVESTMENT SECURITIES

At December 31, 1995 and 1994, the investment portfolio was classified as available-for-sale due to the potential needs for liquidity to fund future acquisitions, joint ventures and strategic alliances throughout the world as part of a continuing strategy to strengthen the Registrant's international competitiveness. The marketable debt and equity securities are stated at fair value, and the Registrant includes as a separate component of shareholders' equity until realized net unrealized holding gains of $958 (net of taxes of $516) and net unrealized holding losses of $1,649 (net of taxes of $888) at December 31, 1995 and 1994, respectively. The fair value of securities and other investments is estimated based on quoted market prices.

The Registrant's investment securities, excluding insurance contracts, at December 31, are summarized as follows:

                               Amortized      Fair
                               Cost Basis    Value
-----------------------------------------------------
1995:
=====================================================
Short-term investments:
  Tax-exempt municipal bonds      $ 25,609   $ 25,856
  Certificates of deposit.....       5,133      5,133
-----------------------------------------------------
                                  $ 30,742   $ 30,989
-----------------------------------------------------

Securities and other investments:
  Tax-exempt municipal bonds      $115,634   $117,285
  Equity securities..........       24,997     24,573
-----------------------------------------------------
                                  $140,631   $141,858
-----------------------------------------------------
                               Amortized      Fair
                               Cost Basis    Value
-----------------------------------------------------
1994:
=====================================================
Short-term investments:
  Tax-exempt municipal bonds      $ 29,337   $ 29,426
  Certificates of deposit.....       8,974      8,974
-----------------------------------------------------
                                  $ 38,311   $ 38,400
-----------------------------------------------------

Securities and other investments:
  Tax-exempt municipal bonds      $132,277   $129,743
  Equity securities..........       22,670     22,670
-----------------------------------------------------
                                  $154,947   $152,413
-----------------------------------------------------

The contractual maturities of tax-exempt municipal bonds at December 31, 1995, are as follows:

                               Amortized      Fair
                               Cost Basis    Value
====================================================
Due within one year...........   $ 25,609   $ 25,856
Due after one year
 through five years...........    114,839    116,456
Due after five years
 through 10 years............         795        829
----------------------------------------------------
                                 $141,243   $143,141
----------------------------------------------------

NOTE 4:  INVENTORIES

Major classes of inventories at December 31 are summarized as follows:

                                 1995        1994
===================================================
Finished goods and
  service parts...........      $22,683     $20,786
Work in process...........       68,209      64,617
Raw materials.............          110         140
---------------------------------------------------
                                $91,002     $85,543
---------------------------------------------------

NOTE 5:  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, together with annual depreciation and amortization rates, consisted of the following:

                                                  Annual
                              1995       1994      Rates
========================================================
Land and land
  improvements.........    $  4,337    $  3,907    5-20%
Buildings..............      34,856      30,786    2-20%
Machinery, equipment
  and rotatable
  spares...............     125,404     109,203    5-40%
Leasehold
  improvements.........       2,198       2,013    Lease
Construction in                                    Term
  progress.............      10,778       6,405    ---
--------------------------------------------------------
                           $177,573    $152,314
--------------------------------------------------------

NOTE 6:  LEASE RECEIVABLES

The components of lease receivables for the net investment in sales-type leases are as follows:

                                         1995       1994
===========================================================
  Expected minimum
    lease payments.................   $ 63,716    $ 52,340
  Less: Unearned
   interest income.................    (23,699)    (21,162)
-----------------------------------------------------------
                                      $ 40,017    $ 31,178
-----------------------------------------------------------


Future expected minimum lease receivables due from customers under sales-type leases as of December 31, 1995, are as follows:

===========================================
1996                                 $5,537
1997                                  7,860
1998                                  8,649
1999                                  8,916
2000                                  9,079
Thereafter                           23,675
-------------------------------------------
                                   $ 63,716
-------------------------------------------


NOTE 7:  SHORT-TERM FINANCING

At December 31, 1995, bank credit lines approximated $40,000 with various banks for short-term financing. There were no short-term borrowings under these agreements at any time during 1995 and 1994.

    The Registrant has informal understandings with certain of the banks to maintain compensating balances which are not legally restricted as to withdrawal. The lines of credit can be withdrawn at each bank's option.

NOTE 8:  SHAREHOLDERS' EQUITY

    On January 26, 1996, the Board of Directors declared a three-for-two stock split effected in the form of a stock dividend, distributed on February 23, 1996, to shareholders of record on February 9, 1996. Accordingly, all numbers of Common Shares, except authorized shares and treasury shares, and all per share data have been restated to reflect this stock split in addition to the three-for-two stock split declared on February 1, 1994, distributed on February 22, 1994, to shareholders of record on February 10, 1994.

    On the basis of amounts declared and paid, the annualized quarterly dividends per share were $0.64 in 1995, $0.59 in 1994 and $0.53 in 1993.

    Under the 1991 Equity and Performance Incentive Plan (1991 Plan), Common Shares are available for grant of options at a price not less than 85 percent of the fair market value of the Common Shares on the date of grant. In general, options are exercisable in cumulative annual installments over five years, beginning one year from the date of grant. The number of Common Shares that may be issued or delivered pursuant to the 1991 Plan is 2,176,875, of which 1,638,228 shares were available for issuance at December 31, 1995. The 1991 Plan will expire on April 2, 2002.

    The 1991 Plan replaced the Amended and Extended 1972 Stock Option Plan (1972
Plan), which expired by its terms on April 2, 1992. Awards already outstanding under the 1972 Plan are unaffected by the adoption of the 1991 Plan.

    The following is a summary with respect to options for both plans during 1995:

                              Shares        Option
                              Under        Price Per
                              Option        Share
====================================================
Balance,
  January 1, 1995 .........   664,244       $ 9-26
Options granted ............  205,650        23-29
Options exercised .........   (69,224)        9-27
Options expired
  or terminated ............. (13,815)       13-27
----------------------------------------------------
Balance,
  December 31, 1995 ....      786,855       $ 9-29
----------------------------------------------------

At December 31, 1995, there were 200,553 and 114,588 shares subject to options issued under the 1991 Plan and the 1972 Plan, respectively, that were exercisable.

    The 1991 Plan also provides for the issuance of restricted shares without cost to certain employees. Outstanding awards granted at December 31, 1995, totaled 173,475 restricted shares. The shares are subject to forfeiture under certain circumstances. Unearned compensation representing the fair market value of the shares at the date of grant will be charged to income over the three-to-five-year vesting period.

    The 1991 Plan also provides for the issuance of Common Shares based on certain management objectives achieved within a specified performance period of at least one year as determined by the Board of Directors. The management objectives set in 1995 are based on a three-year performance period ending December 31, 1997. The management objectives for the period ended December 31, 1995, were set in April 1993. The objectives were exceeded and a payout was made in the form of a combination of cash and Common Shares in 1996.

    In February 1989, the Board of Directors declared a dividend distribution of one right for each outstanding Common Share of the Registrant. Pursuant to the Rights Agreement covering the Shareholder Rights Plan, each right entitles the registered holder to purchase one one-hundredth of a share of Cumulative Redeemable Serial Preferred Shares, without par value, at a price of $130. The rights become exercisable 20 days after a person or group acquires 20 percent or more of the Registrant's shares. At that time, rights certificates would be issued and could be traded independently from the Registrant's shares. If the Registrant is involved in certain mergers or other business combination transactions at any time after the rights become exercisable, then the rights will be modified so as to entitle the holder to buy a number of an acquiring company's shares having a market value of twice the exercise price of each right. In addition, if a holder of 20 percent or more acquires the Registrant by means of a reverse merger in which the Registrant and its shares survive, or engages in certain other self-dealing transactions with the Registrant, each right not owned by the acquirer will become exercisable for a number of Common Shares of the Registrant with a market value of two times the exercise price of the right. The rights are redeemable for $0.01 per right at any time before 20 percent or more of the Registrant's shares have been acquired, and will expire on February 10, 1999, unless redeemed earlier by the Registrant. As a result of the stock split effected on February 23, 1996, each Common Share is currently accompanied by one-third of a right.

NOTE 9:  INCOME PER SHARE

The income per share computations are based upon the weighted average number of Common Shares outstanding during each year. The inclusion in the computation of incremental shares applicable to outstanding stock options and performance shares would have no material effect.

NOTE 10:  PENSION PLANS AND
POSTRETIREMENT BENEFITS

The Registrant has several pension plans covering substantially all employees. Plans covering salaried employees provide pension benefits that are based on the employee's compensation during the 10 years before retirement. The Registrant's funding policy for those plans is to contribute annually at an actuarially determined rate. Plans covering hourly employees and union members generally provide benefits of stated amounts for each year of service. The Registrant's funding policy for those plans is to make at least the minimum annual contributions required by applicable regulations.

    The plan assets at December 31, 1995, were invested in listed stocks and investment grade bonds.

    A summary of the components of net periodic pension costs follows:

                             1995      1994      1993
=====================================================
Benefit earned
  during the year.....     $6,360  $  5,384  $  4,731
Interest accrued on
  projected benefit
  obligation..........     12,268    10,327     9,783
Actual return on
  plan assets.........    (42,503)  (14,209)  (16,970)
Net amortization and
  deferral............     27,403      (483)    3,030
-----------------------------------------------------
Net periodic pension
  costs...............     $3,528  $  1,019  $    574
-----------------------------------------------------

Assumptions used to measure the projected benefit obligation at December 31, and the expected long-term rate of return on plan assets are as follows:

                             1995      1994     1993
=====================================================
Discount rate............    7.25%     7.25%    7.25%
Expected long-term rate
 of return on plan assets    9.00%     9.00%    9.00%
Rate of increase in
 compensation levels ....    5.00%     5.50%    5.50%
-----------------------------------------------------

Minimum liabilities have been recorded in 1995, 1994 and 1993 for the plans whose total accumulated benefit obligation exceeded the fair value of the plan's assets.

    The Registrant offers an employee 401(k) Savings Plan (Savings Plan) to encourage eligible employees to save on a regular basis by payroll deductions, and to provide them with an opportunity to become shareholders of the Registrant. Under the Savings Plan in 1995, the Registrant matched 80 percent of a participating employee's first 4 percent of earnings and 40 percent of a participating employee's second 4 percent of earnings.

The following table sets forth the funded status and amounts recognized in the Consolidated Balance Sheets at December 31, for the Registrant's defined benefit pension plans:

                                                                   1995                                        1994
==================================================================================================================================
                                                      Plan assets         Accumulated           Plan assets       Accumulated
                                                      in excess of         benefits in          in excess of        benefits in
                                                      accumulated           excess of           accumulated          excess of
                                                        benefits           plan assets            benefits          plan assets
==================================================================================================================================
Fair value of plan assets.........................      $188,872           $ 12,617              $154,068           $ 12,143
Less:
  Actuarial present value of projected
    benefit obligation:
    Vested employees..............................       111,082             23,717                93,851             23,691
    Nonvested employees...........................         6,732              4,318                 5,919                637
---------------------------------------------------------------------------------------------------------------------------------
    Accumulated benefit obligation................       117,814             28,035                99,770             24,328
    Amounts related to future
      salary increases............................        17,815              1,574                24,325              1,328
---------------------------------------------------------------------------------------------------------------------------------
Total projected benefit obligation................       135,629             29,609               124,095             25,656
---------------------------------------------------------------------------------------------------------------------------------
Plan assets less projected benefits...............        53,243            (16,992)               29,973            (13,513)
  Unrecognized prior service costs, net...........         6,302              3,144                 6,888              3,141
  Unamortized net transition (asset)
    obligation....................................       (14,407)               299               (15,951)               359
  Unrecognized net (gain) loss....................       (24,620)             4,207                   534              2,858
  Adjustment required to recognize
    minimum liability.............................           ---             (6,076)                  ---             (5,030)
---------------------------------------------------------------------------------------------------------------------------------
  Prepaid pension costs (accrued obligations).....       $20,518           $(15,418)             $ 21,444           $(12,185)
=================================================================================================================================

    In addition to providing pension benefits, the Registrant provides healthcare and life insurance benefits for certain retired employees. Eligible employees may be entitled to these benefits based upon years of service with the Registrant, age at retirement and collective bargaining agreements. Presently, the Registrant has made no commitments to increase these benefits for existing retirees or for employees who may become eligible for these benefits in the future. Currently there are no plan assets, and the Registrant funds the benefits as the claims are paid.

    A summary of the components of net periodic postretirement (life and health) benefit costs follows:

                              1995      1994      1993
=======================================================
Interest cost.............   $2,104    $1,925    $1,930
Service cost .............       61        59        42
Amortization .............      207        93        --
-------------------------------------------------------
Net periodic postretirement
 benefit cost.............   $2,372    $2,077    $1,972
-------------------------------------------------------

  The effect of a one percentage point annual increase in the assumed healthcare cost trend rate would increase the service and interest cost components of the healthcare benefits from $1,965 to $2,145, a 9.2 percent increase.

    Measurement of the accumulated postretirement benefit obligation at December 31, was based on a discount rate of 7.25 percent in 1995 and 1994. The following table sets forth the components of the accumulated postretirement benefit obligation at December 31:

                                           1995       1994
============================================================
Retirees............................       $24,857  $26,056
Fully eligible active
    plan participants...............           447      329
Other active plan participants......           768    1,060
------------------------------------------------------------
Accumulated postretirement
    benefit obligation..............        26,072   27,445
Unrecognized net gain (loss)........        (1,373)  (3,595)
------------------------------------------------------------
Accrued postretirement
    benefit obligation..............       $24,699  $23,850
------------------------------------------------------------

    The postretirement benefit obligation was determined by application of the terms of medical and life insurance plans together with relevant actuarial assumptions and healthcare cost trend rates projected at annual rates declining from 12.75 percent in 1995 to 4.5 percent through the year 2005 as well as the following years. The effect of a one percentage point annual increase in these assumed healthcare cost trend rates would increase the healthcare accumulated postretirement benefit obligation from $23,815 to $25,118, a 5.5 percent increase.

NOTE 11: LEASES

The Registrant's future minimum lease payments due under operating leases for real and personal property in effect at December 31, 1995, were as follows:

                                         Vehicles
                              Real         and
Expiring          Total      Estate     Equipment
=================================================
1996 ...........  $21,002    $ 5,760      $15,242
1997 ...........   18,716      4,990       13,726
1998 ...........   13,404      4,127        9,277
1999 ...........    5,246      2,945        2,301
2000 ...........    2,103      2,042           61
Thereafter ....     2,718      2,718          ---
-------------------------------------------------
                  $63,189    $22,582      $40,607
-------------------------------------------------

Rental expense for 1995, 1994 and 1993 under all lease agreements amounted to approximately $22,000, $18,100 and $16,500, respectively.

NOTE 12: INCOME TAXES

Income tax expense attributable to income from continuing operations consists of:

                           1995       1994      1993
========================================================
Federal and foreign
  Current............     $33,127    $39,115    $24,024
  Deferred...........      (1,113)   (12,795)    (4,619)
--------------------------------------------------------
                           32,014     26,320     19,405
State and local
  Current..........         5,339      5,211      3,347
  Deferred.........          (339)    (1,064)      (611)
--------------------------------------------------------
                            5,000      4,147      2,736
--------------------------------------------------------
                          $37,014    $30,467    $22,141
--------------------------------------------------------

In addition to the 1995 income tax expense of $37,014, certain deferred income tax expenses of $818 were allocated directly to shareholders' equity.

A reconciliation of the difference between the U.S. statutory tax rate and the effective tax rate is as follows:

                              1995    1994    1993
====================================================
Statutory tax rate.........   35.0%   35.0%    35.0%
State and local income
  taxes, net of federal tax
  benefit..................    2.9     2.9      2.5
Exempt income..............   (3.2)   (3.9)    (5.0)
Insurance contracts.......    (3.9)   (4.3)    (3.7)
Other.....................     1.9     2.7      2.6
----------------------------------------------------
Effective tax rate........    32.7%   32.4%    31.4%
----------------------------------------------------

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Registrant's deferred tax assets and liabilities are as follows:

                                    1995       1994
===================================================
DEFERRED TAX ASSETS:
 Postretirement benefits.....    $12,486    $11,329
 Accrued expenses............     14,661     12,014
 Inventory...................      5,822      6,502
 Partnership income..........      2,664      2,464
 Deferred revenue............      7,757      7,490
 Net operating
  loss carryforwards.........      2,405        ---
 Other.......................     12,651      9,912
---------------------------------------------------
                                  58,446     49,711
Valuation allowance               (2,457)       ---
---------------------------------------------------
Net deferred tax assets           55,989     49,711
---------------------------------------------------
DEFERRED TAX LIABILITIES:
 Pension.....................      7,591      7,965
 Amortization................      3,820      2,996
 Depreciation................      2,251      1,464
 Other.......................      5,485      3,381
---------------------------------------------------
Net deferred tax liabilities.     19,147     15,806
---------------------------------------------------
Net deferred tax asset.......    $36,842    $33,905
===================================================

At December 31, 1995, the Registrant's foreign subsidiaries had deferred assets relating to net operating loss carryforwards of $2,405, that expire in years 1997 through 2005. For financial reporting purposes, a valuation allowance of $2,405 has been recognized to offset the deferred tax assets relating to the net operating loss carryforwards.

NOTE 13: COMMITMENTS AND CONTINGENCIES

At December 31, 1995, the Registrant was a party to several lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the Registrant's financial position or results of operations.

NOTE 14: SEGMENT INFORMATION

The Registrant operates predominantly in one industry segment, financial systems and equipment. This industry segment accounts for more than 90 percent of the consolidated revenues, operating profit and identifiable assets.

    In 1995, the Registrant had one customer, IBM, who is its partner in the InterBold joint venture, that accounted for $101,363 of the total net sales of $863,409.

NOTE 15: QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

See "Comparison of Selected Quarterly Financial Data (Unaudited)" on page 28 of this Annual Report on Form 10-K.

REGARDING "FORWARD-LOOKING" STATEMENTS

The statements in the Form 10-K that are not historical in nature are forward-looking statements. Although the Registrant believes that its expectations are based upon reasonable assumptions within the bounds of its knowledge of its business, there can be no assurance that the Registrant's financial goals will be realized. Numerous factors may affect the Registrant's actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of the Registrant.

COMPARISON OF SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                   1ST QUARTER            2ND QUARTER           3RD QUARTER               4TH QUARTER
    (Dollars in thousands        1995       1994        1995       1994       1995        1994           1995       1994
 except per share amounts)
============================================================================================================================
Net sales ...............      $197,047    $176,764   $206,900    $188,081   $216,000    $188,199      $243,462    $207,127
Gross profit ...........         64,509      57,485     72,983      63,350     74,290      63,941        82,649      70,906
Net income   ..........          15,189      12,711     18,944      16,168     20,543      16,711        21,533      17,921
Net income
  per share  ..........            0.34        0.28       0.41        0.36       0.45        0.37          0.47        0.39
============================================================================================================================

See Note 15 to Consolidated Financial Statements and 5-Year Summary 1995-1991.

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

   The Registrant maintains a comprehensive accounting system which includes controls designed to provide reasonable assurance as to the integrity and reliability of the financial records and the protection of assets. An internal audit staff is employed to regularly test and evaluate both internal accounting controls and operating procedures, including compliance with the Registrant's statement of policy regarding ethical and lawful conduct. The role of KPMG Peat Marwick LLP, the independent auditors, is to provide an objective examination of the consolidated financial statements and the underlying transactions in accordance with generally accepted auditing standards. The report of KPMG Peat Marwick LLP accompanies the consolidated financial statements.

   The Audit Committee of the Board of Directors, composed of directors who are not members of management, meets regularly with management, the independent auditors and the internal auditors to ensure that their respective responsibilities are properly discharged. KPMG Peat Marwick LLP and the Director of Internal Audit have full and independent access to the Audit Committee.

Gerald F. Morris
Executive Vice President and Chief Financial Officer

                          5-YEAR SUMMARY 1995-1991
                          DIEBOLD, INCORPORATED AND SUBSIDIARIES
                          SELECTED FINANCIAL DATA
                          (IN THOUSANDS EXCEPT PER SHARE AMOUNTS AND RATIOS)

                                                         1995            1994          1993           1992           1991
=============================================================================================================================
OPERATING RESULTS
Net sales ...........................................    $863,409       $760,171       $623,277       $543,852       $506,217
Cost of sales .......................................     568,978        504,489        413,239        358,031        331,576
Gross profit ........................................     294,431        255,682        210,038        185,821        174,641
Selling and administrative expense ..................     144,490        128,309        106,110         96,100         95,353
Research, development and engineering expense .......      43,130         36,599         34,838         35,920         34,988
Operating profit ....................................     106,811         90,774         69,090         53,801         44,300
Other income, net ...................................       6,612          5,152          5,664          3,519          7,209
Minority interest ...................................        (200)        (1,948)        (4,239)        (2,484)        (2,343)
Income before taxes and cumulative effect ...........     113,223         93,978         70,515         54,836         49,166
Taxes on income .....................................      37,014         30,467         22,141         13,699         13,421
Net income (Note A) .................................      76,209         63,511         48,374         23,205         35,745
Income per share before cumulative effect (Note B) ..        1.67           1.40           1.07           0.91           0.80
Net income per share (Note A and Note B) ............        1.67           1.40           1.07           0.51           0.80
------------------------------------------------------------------------------------------------------------------------------
DIVIDEND AND COMMON SHARE DATA
Average shares outstanding (Note B) .................      45,766         45,495         45,347         45,113         44,758
Common dividends paid ...............................    $ 29,290       $ 26,682       $ 24,191       $ 22,463       $ 21,221
Common dividends paid per share (Note B) ............        0.64           0.59           0.53           0.50           0.47
------------------------------------------------------------------------------------------------------------------------------
YEAR-END FINANCIAL POSITION
Current assets ......................................    $376,212       $329,658       $311,500       $290,729       $319,984
Current liabilities .................................     185,964        159,755        138,571        117,612        115,779
Net working capital .................................     190,248        169,903        172,929        173,117        204,205
Property, plant and equipment, net ..................      84,072         64,713         60,660         60,601         58,449
Total assets ........................................     745,198        666,174        609,019        558,914        535,593
Long-term debt, less current maturities .............         ---            ---            ---            ---          2,000
Shareholders' equity ................................     506,197        459,219        427,047        399,674        396,908
Shareholders' equity per share (Note C) .............       11.05          10.05           9.41           8.85           8.84
------------------------------------------------------------------------------------------------------------------------------
RATIOS
Pretax profit on net sales (%) ......................        13.1%          12.4%          11.3%          10.1%           9.7%
Current ratio .......................................    2.0 to 1       2.1 to 1       2.3 to 1       2.5 to 1       2.8 to 1
------------------------------------------------------------------------------------------------------------------------------
OTHER DATA
Capital expenditures ................................    $ 35,308       $ 22,641       $ 18,343       $ 11,977       $  9,100
Depreciation and amortization .......................      14,174         13,240         12,231         12,502         12,808
==============================================================================================================================

Note A -- 1992 amounts include a one-time charge of $17,932 ($0.40 per share) resulting from the adoption of Statement 106, "Employers' Accounting for Postretirement Benefits Other than Pensions."

Note B -- After adjustment for stock splits.

Note C -- Based on shares outstanding at year-end adjusted for stock splits.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no changes in accountants or disagreements with accountants on accounting and financial disclosures.

PART III.

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information with respect to directors of the Registrant is included on pages 3 through 7 of the Registrant's proxy statement for the 1996 Annual Meeting of Shareholders ("1996 Annual Meeting") and is incorporated herein by reference. Refer to pages 6 through 9 of this Form 10-K for information with respect to executive officers.

ITEM 11.      EXECUTIVE COMPENSATION.

     Information with respect to executive compensation is included on pages 9 through 20 of the Registrant's proxy statement for the 1996 Annual Meeting and is incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information with respect to security ownership of certain beneficial owners and management is included on pages 1 through 7 of the Registrant's proxy statement for the 1996 Annual Meeting and is incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information with respect to certain relationships and related transactions set forth under the caption "Compensation Committee Interlocks and Insider Participation" on page 9 of the Registrant's proxy statement for the 1996 Annual Meeting is incorporated herein by reference.

PART IV.

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.

(a)     Documents filed as a part of this report.

        1. The following additional information for the years 1995, 1994 and 1993 is submitted herewith:

            Independent Auditors' Report on Financial Statements and Financial Statement Schedule

            SCHEDULE VIII.             Valuation and Qualifying Accounts

            All other schedules are omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K. (continued)

        2. Exhibits

             3.1(i) Amended and Restated Articles of Incorporation of Diebold, Incorporated -- incorporated by reference to
                       Exhibit 3.1 (i) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

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

             *10.1 Form of Employment Agreement as amended and restated as of September 13, 1990 -- incorporated by reference to
                       Exhibit 10.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.

             *10.2 Schedule of Certain Officers who are Parties to Employment Agreements in the form of Exhibit 10.1.

             *10.3 Supplemental Retirement Benefit Agreement with William T. Blair.

             *10.5 Supplemental Employee Retirement Plan (as amended January 1, 1994) -- incorporated by reference to Exhibit 10.5 of Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

              10.6 Amended and Restated Partnership Agreement dated as of September 12, 1990 -- incorporated by reference to
                       Exhibit 10 to Registrant's Form 8-K dated September 26, 1990.

             *10.7 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated -- incorporated by reference to Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

             *10.8 1991 Equity and Performance Incentive Plan -- incorporated by reference to Exhibit 4(a) to Registrant's Form S-8 Registration Statement No. 33-39988.

             * Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 14(c) of this report.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K. (continued)

             *10.9 Long-Term Executive Incentive Plan -- incorporated by reference to Exhibit 10.9 of Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

             *10.10 1992 Deferred Incentive Compensation Plan (as amended and restated as of July 1, 1993) -incorporated by reference to Exhibit 10.10 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

             *10.11    Annual Incentive Plan -- incorporated by reference to
                       Exhibit 10.11 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

             *10.12 Employment Agreement with Robert P. Barone -- incorporated by reference to Exhibit 10.12 to Registrant's Form 10-Q for the quarter ended September 30, 1994.

             21.       Subsidiaries of the Registrant.

             23.       Consent of Independent Auditors.

             24.       Power of Attorney.

             27.       Financial Data Schedule.

             * Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 14(c) of this report.

(b)     Reports on Form 8-K.

        No reports on Form 8-K were filed during the fourth quarter of 1995.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       DIEBOLD, INCORPORATED

 March 7, 1996                         By: /s/Robert W. Mahoney
--------------                            ---------------------------
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

       Signature                                      Title                            Date
       ---------                                      -----                            ----
/s/Robert W. Mahoney                      Chairman, President and                March 7, 1996
---------------------------                Chief Executive Officer              --------------
  Robert W. Mahoney                        and Director
                                           (Principal Executive Officer)


/s/Gerald F. Morris                       Executive Vice President               March 7, 1996
---------------------------                and Chief Financial Officer          --------------
  Gerald F. Morris                         (Principal Accounting and
                                           Financial Officer)


             *                            Director                               March 7, 1996
---------------------------                                                     --------------
  Louis V. Bockius III

/s/Daniel T. Carroll                      Director                               March 7, 1996
---------------------------                                                     --------------
  Daniel T. Carroll

             *                            Director                               March 7, 1996
---------------------------                                                     --------------
  Donald R. Gant

/s/L. Lindsey Halstead                    Director                               March 7, 1996
---------------------------                                                     --------------
  L. Lindsey Halstead

            *                             Director                               March 7, 1996
---------------------------                                                     --------------
  Phillip B. Lassiter

       Signature                                      Title                            Date
       ---------                                      -----                            ----
           *                              Director                               March 7, 1996
---------------------------                                                     --------------
  John N. Lauer

           *                              Director                               March 7, 1996
---------------------------                                                     --------------
  William F. Massy

/s/W. R. Timken, Jr.                      Director                               March 7, 1996
---------------------------                                                     --------------
  W. R. Timken, Jr.

* The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and directors of the Registrant and filed with the Securities and Exchange Commissions on behalf of such officers and directors.

Dated:  March 7, 1996                  *By: /s/Gerald F. Morris
       ---------------                      -------------------
                                            Gerald F. Morris, Attorney-in-Fact

                         INDEPENDENT AUDITORS' REPORT ON
              FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Shareholders
Diebold, Incorporated

We have audited the accompanying consolidated balance sheets of Diebold, Incorporated and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in Item 14 (a)(1) of Form 10-K of Diebold, Incorporated for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements and financial statement schedule are the responsibility of the Registrant's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diebold, Incorporated and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/KPMG Peat Marwick LLP
-----------------------------
KPMG PEAT MARWICK LLP
Cleveland, Ohio
January 16, 1996, except for the first paragraph of Note 8 which is as of January 26, 1996

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES

                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                      Balance at                                         Balance
                                      beginning                                          at end
                                      of period          Additions       Deductions      of period
                                      ---------          ---------       ----------      ---------
Year ended December 31, 1995
----------------------------
Allowance for doubtful accounts        $4,053,864        $1,733,449        $245,359      $5,541,954

Year ended December 31, 1994
----------------------------
Allowance for doubtful accounts        $1,082,506        $3,000,000         $28,642      $4,053,864

Year ended December 31, 1993
----------------------------
Allowance for doubtful accounts        $1,032,322          $300,000        $249,816      $1,082,506

                                  EXHIBIT INDEX

    EXHIBIT NO.       DOCUMENT DESCRIPTION                        PAGE NO.
    -----------       --------------------                        --------
       10.2           Schedule of Certain Officers                      39
                      who are Parties to
                      Employment Ageements

       10.3           Supplemental Retirement Benefit                   40
                      Agreement with William T. Blair

         21           Subsidiaries of the Registrant                    41


         23           Consent of Independent Auditors                   42


         24           Power of Attorney                                 43


         27           Financial Data Schedule                           44