Form 10-K/A
period 1995-12-31
DIEBOLD INC
filed 1996-03-14
CIK 28823

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------


                                    FORM 10-K/A

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

Dated:  March 7, 1996                  *By: /s/Gerald F. Morris
       ---------------                      -------------------
                                            Gerald F. Morris, Attorney-in-Fact

                                  EXHIBIT INDEX

    EXHIBIT NO.       DOCUMENT DESCRIPTION                        PAGE NO.
    -----------       --------------------                        --------
24                    Power of Attorney                             43


