Form 10-Q
period 1996-03-31
DIEBOLD INC
filed 1996-04-30
CIK 28823

- -------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549
- -------------------------------------------------------------------------------

                                   FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended March 31, 1996

                                       OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from .......... to ..........

             Commission file number 1-4879
                                    ------


                             DIEBOLD, INCORPORATED
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                      Ohio                                                               34-0183970
- ------------------------------------------------------------                 ----------------------------------------
(State or other jurisdiction of incorporation or organization)                 (IRS Employer Identification Number)

5995 Mayfair Road - P. O. Box 3077, North Canton, Ohio                                   44720-8077
- -------------------------------------------------------------                -----------------------------------------
(Address of principal executive offices)                                                 (Zip Code)


 Registrant's telephone number, including area code:                                  (330)  489-4000
- ----------------------------------------------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                           Yes  X    No
                                                              -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of Common Shares, as of the latest practicable date.

         Class                                                                             Outstanding at April 26, 1996
         -----                                                                             -----------------------------
    Common Shares  $1.25 Par Value                                                             45,844,674  Shares
    ----------------------------------                                                         ------------

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES

                                   FORM 10-Q

                                     INDEX



                                                                                                               Page No.
                                                                                                               --------
PART I.     FINANCIAL INFORMATION

     ITEM 1.     Financial Statements

                 Condensed Consolidated Balance Sheets -
                 March 31, 1996 and December 31, 1995                                                               3

                 Condensed Consolidated Statements of Income -
                 Three Months Ended March 31, 1996 and 1995                                                         4

                 Condensed Consolidated Statements of Cash Flows -
                 Three Months Ended March 31, 1996 and 1995                                                         5

                 Notes to Condensed Consolidated Financial Statements                                               6


     ITEM 2.     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                                                      7


PART II.  OTHER INFORMATION

     ITEM 4.     Submission of Matters to a Vote of Security Holders                                                8

     ITEM 6.     Exhibits and Reports on Form 8-K                                                                   9


SIGNATURES                                                                                                          11

INDEX TO EXHIBITS                                                                                                   12

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES
                                   FORM 10-Q
                         PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                -----------------------------------------------
                (Dollars in thousands except per share amounts)

                                                                                        (Unaudited)
                                                                                         March 31,            December 31,
                                                                                           1996                  1995
                                                                                        ------------         ---------------
 ASSETS
- -------
Current assets
    Cash and cash equivalents                                                             $  35,715              $  15,698
    Short-term investments                                                                   36,575                 30,989
    Trade receivables                                                                       218,873                197,145
    Inventories                                                                              84,591                 91,002
    Prepaid expenses and other current assets                                                54,448                 41,378
                                                                                          ---------              ---------
       Total current assets                                                                 430,202                376,212

Securities and other investments                                                            147,198                146,741

Property, plant and equipment, at cost                                                      181,108                177,573
Less accumulated depreciation and amortization                                               96,014                 93,501
                                                                                         ----------             ----------
                                                                                             85,094                 84,072
Lease receivables                                                                            48,346                 44,614
Other assets                                                                                 96,941                 98,156
                                                                                         ----------             ----------
                                                                                         $  807,781             $  749,795
                                                                                         ==========             ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Current liabilities
    Accounts payable and other current liabilities                                       $  127,880             $  127,874
    Deferred income                                                                         106,540                 62,687
                                                                                         ----------             ----------
      Total current liabilities                                                             234,420                190,561

Pensions                                                                                     18,433                 17,523
Postretirement benefits                                                                      21,765                 21,739
Minority interest                                                                            13,850                 13,775
Shareholders' equity
  Preferred Shares, no par value, authorized
    1,000,000 shares, none issued
  Common Shares, par value $1.25, authorized
    125,000,000 shares, issued 45,993,461 and
    45,893,678 shares, respectively; outstanding 45,874,319
    and 45,808,227, respectively                                                             57,492                 57,367
  Additional capital                                                                         55,944                 50,937
  Retained earnings                                                                         422,673                412,432
  Treasury shares, at cost (119,142 and 85,451 shares, respectively)                         (5,694)                (3,849)
  Other                                                                                     (11,102)               (10,690)
                                                                                          ---------              ---------
       Total shareholders' equity                                                           519,313                506,197
                                                                                          ---------              ---------
                                                                                          $ 807,781              $ 749,795
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

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES

                                   FORM 10-Q

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  -------------------------------------------
                                  (Unaudited)
                    (In thousands except per share amounts)

                                                                                             Three Months Ended
                                                                                                  March 31,
        Net sales                                                                           1996              1995
                                                                                       ----------        ----------
        Products                                                                       $  135,255        $  123,089
        Services                                                                           80,631            73,958
                                                                                       ----------        ----------
                                                                                          215,886           197,047
        Cost of sales
        Products                                                                           82,388            79,121
        Services                                                                           59,576            53,417
                                                                                       ----------        ----------
                                                                                          141,964           132,538
                                                                                       ----------        ----------

      Gross profit                                                                         73,922            64,509

      Selling and administrative expense                                                   37,216            33,274
      Research, development and engineering expense                                        12,046            10,106
                                                                                       ----------        ----------
                                                                                           49,262            43,380
                                                                                       ----------        ----------

      Operating profit                                                                     24,660            21,129

      Investment income                                                                     4,035             3,645
      Miscellaneous, net                                                                   (1,494)           (1,893)
      Minority interest                                                                       (74)             (392)
                                                                                       -----------       -----------

      Income before taxes                                                                  27,127            22,489

      Taxes on income                                                                       9,088             7,300
                                                                                       ----------        ----------

      Net income                                                                       $   18,039        $   15,189
                                                                                       ==========        ==========

      Weighted average number of Common Shares outstanding                                 45,849            45,725
                                                                                       ==========        ==========

      Net income per Common Share                                                      $     0.39        $     0.33
                                                                                       ==========        ==========

      Cash dividends paid per Common Share                                             $     0.17        $     0.16
                                                                                       ==========        ==========





      See accompanying notes to condensed consolidated financial statements.

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES

                                   FORM 10-Q

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (Unaudited)
                             (Dollars in thousands)


                                                                                         Three Months Ended
                                                                                               March 31,
                                                                                         1996           1995
                                                                                        --------       --------
Cash flow from operating activities:
      Net income                                                                        $ 18,039        $ 15,189
      Adjustments to reconcile net income to cash
        provided by operating activities:
       Minority share of income                                                               74             392
       Depreciation and amortization                                                       3,655           3,095
       Other charges and amortization                                                      2,597           3,620
       Cash used by changes in certain
        current assets and liabilities                                                   (34,507)        (22,683)
       Changes in deferred income                                                         43,853          46,095
       Other                                                                               5,883            (219)
                                                                                        --------        --------
      Total adjustments                                                                   21,555          30,300
                                                                                        --------        --------
      Net cash provided by operating activities                                           39,594          45,489

Cash flow from investing activities:
      Proceeds from maturities of investments                                              8,510          25,306
      Payments for purchases of investments                                              (16,067)         (4,115)
      Capital expenditures                                                                (4,828)         (6,686)
      Increase in certain other assets                                                    (1,166)         (2,875)
      Other                                                                                   89              78
                                                                                        --------        --------
      Net cash (used) provided by investing activities                                   (13,462)         11,708

Cash flow from financing activities:
      Dividends paid                                                                      (7,798)         (7,318)
      Proceeds from issuance of Common Shares                                              1,683             898
      Other                                                                                 --            (1,546)
                                                                                        --------        --------
      Net cash used in financing activities                                               (6,115)         (7,966)
                                                                                        ---------       --------

Increase in cash and cash equivalents                                                     20,017          49,231
Cash and cash equivalents at the beginning of the period                                  15,698          17,285
                                                                                        --------        --------
Cash and cash equivalents at the end of the period                                      $ 35,715        $ 66,516
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

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES

                                   FORM 10-Q

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                  (Unaudited)
                             (Dollars in thousands)

1. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of Management, necessary for a fair statement of the results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of results to be expected for the full year.

2. The Net income per Common Share computations in the condensed consolidated statements of income are based on the weighted average number of shares outstanding during each period reported. On January 26, 1996, the Board of Directors declared a three-for-two stock split effected in the form of a stock dividend, distributed on February 23, 1996, to shareholders of record on February 9, 1996. Accordingly, all numbers of Common Shares, except authorized shares and treasury shares, and all per share data have been restated to reflect this stock split.

3.    Inventory detail at:                                  March 31, 1996           December 31, 1995
                                                            --------------           -----------------
             Finished goods and
               service parts                                   $ 23,738                    $ 22,683
            Work in process                                      60,710                      68,209
            Raw materials                                           143                         110
                                                               --------                    --------
            Total inventory                                    $ 84,591                    $ 91,002
                                                               ========                    ========


4. The Company follows the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" (Opinion 25), in accounting for stock-based compensation arrangements. Under the guidelines of Opinion 25, compensation cost for fixed and variable stock-based awards is measured by the excess, if any, of the market price of the underlying stock over the amount the employee is required to pay. The Company plans to implement the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," in fiscal year 1996 and retain its current accounting method for stock-based employee compensation. The Company does not anticipate the adoption of this Statement to have a material effect on the Company's financial position or results of operations.

5. The Company has reclassified the presentation of certain prior-year information to conform with the current presentation format.

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES

                                   FORM 1O-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             As of March 31, 1996
                                  (Unaudited)
               (Dollars in thousands except for per share data)

Changes in Financial Condition
- ------------------------------

The balance sheet of the Company continued to reflect a strong financial position at March 31, 1996. Cash, cash equivalents and short-term investments increased to $72,290 at March 31, 1996 compared to $46,687 at December 31, 1995. These assets along with securities and other investments accounted for 27% and 26% of total assets at March 31, 1996 and December 31, 1995, respectively. Securities and other investments consist principally of tax-free municipal bonds, preferred stock, and other investments.

Future capital expenditures and increases in working capital are expected to be financed through internally generated funds. The Company's investment portfolio is available for any funding needs if required. External financing is also available if needed through the Company's lines of credit. At March 31, 1996, the Company had unused lines of credit approximating $40,000 and the Company is not restricted as to the use of funds borrowed under these credit agreements. Therefore, such commitments represent an additional and immediate source of liquidity. The Company's strong financial position enhances its ability to obtain additional funds if required.

Shareholders' equity per Common Share at March 31, 1996 improved to $11.32 from $11.05 at December 31, 1995. The first quarter cash dividend of $0.17 per share was paid on March 29, 1996 to shareholders of record on March 8, 1996.
On April 3, 1996 the second quarter cash dividend of $0.17 per share was declared payable on June 7, 1996 to shareholders of record on May 17, 1996. Diebold, Incorporated shares are listed on the New York Stock Exchange under the symbol of DBD. The market price during the first three months of 1996 fluctuated within the range of $34.16 and $40.63.

Results of Operations
- ---------------------

First Quarter 1996 Comparison to First Quarter 1995
- ---------------------------------------------------

Net sales for the first quarter of 1996 increased from the same period in 1995 by $18,839 or 10%. Total gross profit increased $9,413 or 15% over the first quarter's performance in 1995. Product gross profit accounted for the majority of this increase as the result of increased sales volume of ATMs and continuing cost containment efforts. Operating expenses increased $5,882 or 14% over the same period in 1995 largely due to higher selling expenses resulting from the increases in sales volumes and expenditures related to the continuing research and development of new products. Operating profit increased $3,531 or 17% over first quarter 1995's performance.

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES

                                   FORM 1O-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                              As of March 31, 1996
          (Unaudited / Dollars in thousands except for per share data)

The Company's backlog of unfilled orders was $182,680 at March 31, 1996, compared to $145,906 at March 31, 1995, a $36,774 or 25% increase. The Company believes, however, that order backlog information is not, by itself, a meaningful indicator of future revenue streams. There are numerous factors which influence the amount and timing of revenue recognized in future periods.

                          PART II.   OTHER INFORMATION

ITEM 4.     Submission of Matters to a Vote of Security Holders

            The Registrant's annual meeting of shareholders was held on April 3, 1996. Each matter voted upon at such meeting and the number of shares cast for, against or withheld, and abstained are as follows:

            1.  Election of Directors
                ---------------------

                                                             For            Withheld
                                                        ------------        --------
                Louis V. Bockius III                      39,029,952         206,363
                Daniel T. Carroll                         39,019,326         216,989
                Donald R. Gant                            38,588,441         647,874
                L. Lindsey Halstead                       39,039,454         196,861
                Phillip B. Lassiter                       39,038,872         197,443
                John N. Lauer                             39,042,281         194,034
                Robert W. Mahoney                         39,033,588         202,727
                William F. Massy                          39,040,165         196,150
                W. R. Timken, Jr.                         39,022,631         213,684

            2.  Amendment to Articles of Incorporation to increase the number
                -------------------------------------------------------------
                of authorized Common Shares from 50,000,000 to 125,000,000
                ----------------------------------------------------------

                 For:  33,368,361        Against:  5,659,545   Abstain:  208,409

            3.  Ratification of Appointment of KPMG Peat Marwick LLP as
                -------------------------------------------------------
                Independent Auditors for 1996
                -----------------------------

                   For: 38,988,395   Against: 111,198   Abstain: 136,722

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

    3.2 Certificate of Amendment by Shareholders to Amended Articles of Incorporation of Diebold, Incorporated.

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

 * 10.2 Schedule of Certain Officers who are Parties to Employment Agreements in the form of Exhibit 10.1 -- incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

 * 10.3 Supplemental Retirement Benefit Agreement with William T. Blair -- incorporated by reference to Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

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

*      Reflects management contract or other compensatory arrangement.

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



                                      DIEBOLD, INCORPORATED
                                      --------------------------
                                            (Registrant)





Date: April 29, 1996                By:     /s/Robert W. Mahoney
      ---------------                       --------------------
                                            Robert W. Mahoney
                                            Chairman of the Board, President
                                            and Chief Executive Officer



Date: April 29, 1996                By:     /s/Gerald F. Morris
      ---------------                       -------------------
                                            Gerald F. Morris
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Accounting and
                                            Financial Officer)

                             DIEBOLD, INCORPORATED

                                   FORM 10-Q

                               INDEX TO EXHIBITS

EXHIBIT NO.                                                                                            PAGE NO.
- -----------                                                                                            --------
    3.1   (i)    Amended and Restated Articles of Incorporation of Diebold,
                 Incorporated -- incorporated by reference to Exhibit 3.1(i)
                 of Registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1994.                                                                         --

    3.1   (ii)   Code of Regulations -- incorporated by reference to Exhibit 4(c) to
                 Registrant's Post-Effective Amendment No. 1 to Form S-8 Registration
                 Statement No. 33-32960.                                                                    --

    3.2          Certificate of Amendment by Shareholders to Amended Articles of
                 Incorporation of Diebold, Incorporated.                                                    14

    4.           Rights Agreement dated as of February 10, 1989 between Diebold,
                 Incorporated and Ameritrust Company National Association --
                 incorporated by reference to Exhibit 2.1 to Registrant's
                 Registration Statement on Form 8-A dated February 10, 1989.                                --

   10.1          Form of Employment Agreement as amended and restated as of
                 September 13, 1990 -- incorporated by reference to Exhibit 10.1 to Registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1990.                                                                         --

   10.2          Schedule of Certain Officers who are Parties to Employment
                 Agreements in the form of Exhibit 10.1 -- incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-K for
                 the year ended December 31, 1995.                                                          --

   10.3          Supplemental Retirement Benefit Agreement with William T. Blair --
                 incorporated by reference to Exhibit 10.3 to Registrant's Annual
                 Report on Form 10-K for the year ended December 31, 1995.                                  --

EXHIBIT NO.                                                                                                 PAGE NO.
- -----------                                                                                                 --------
   10.5          Supplemental Employee Retirement Plan (as amended January 1,
                 1994) -- incorporated by reference to Exhibit 10.5 of
                 Registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1994.                                                                             --

   10.6          Amended and Restated Partnership Agreement dated as of September 12,
                 1990 -- incorporated by reference to Exhibit 10 to Registrant's Form 8-K
                 dated September 26, 1990.                                                                      --

   10.7          1985 Deferred Compensation Plan for Directors of Diebold,
                 Incorporated -- incorporated by reference to Exhibit 10.7
                 to Registrant's Annual Report on Form 10-K for the year
                 ended December 31, 1992.                                                                       --

   10.8          1991 Equity and Performance Incentive Plan -- incorporated by reference to Exhibit 4(a) to Registrant's Form S-8 Registration
                 Statement No. 33-39988.                                                                        --

   10.9          Long-Term Executive Incentive Plan -- incorporated by reference to
                 Exhibit 10.9 of Registrant's Annual Report on Form 10-K for the
                 year ended December 31, 1993.                                                                  --

  10.10          1992 Deferred Incentive Compensation Plan (as amended and restated
                 as of July 1, 1993) -- incorporated by reference to Exhibit 10.10 to Registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1993.                                                                             --

  10.11          Annual Incentive Plan -- incorporated by reference to Exhibit 10.11 to Registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1992.                                                                             --

  10.12          Employment Agreement with Robert P. Barone -- incorporated by reference to Exhibit 10.12 to Registrant's Form 10-Q for the
                 quarter ended September 30, 1994.                                                              --

    27.          Financial Data Schedule.                                                                       15