Form 10-Q
period 1996-06-30
DIEBOLD INC
filed 1996-07-29
CIK 28823

  ----------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549
  ----------------------------------------------------------------------------

                                   FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended June 30, 1996

                                       OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from .......... to ..........

             Commission file number 1-4879
                                    ------

                             DIEBOLD, INCORPORATED
  ----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                         Ohio                                                           34-0183970
- --------------------------------------------------------------             ----------------------------------------
(State or other jurisdiction of incorporation or organization)               (IRS Employer Identification Number)


  5995 Mayfair Road, P.O. Box 3077, North Canton, Ohio                                   44720-8077
- -------------------------------------------------------------                ---------------------------------
(Address of principal executive offices)                                                 (Zip Code)


 Registrant's telephone number, including area code:          (330)  489-4000
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
                                                                Yes  X    No
                                                                    ---      ---
Indicate the number of shares outstanding of each of the issuer's classes of Common Shares, as of the latest practicable date.

         Class                                                                             Outstanding at July 25, 1996
         -----                                                                             ----------------------------
    Common Shares  $1.25 Par Value                                                         45,870,166 Shares
- ----------------------------------                                                         ----------

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES

                                   FORM 10-Q

                                     INDEX



                                                                                                               Page No.
                                                                                                               --------
PART I.     FINANCIAL INFORMATION

     ITEM 1.     Financial Statements

                 Condensed Consolidated Balance Sheets -
                 June 30, 1996 and December 31, 1995                                                                3

                 Condensed Consolidated Statements of Income -
                 Three Months and Six Months Ended June 30, 1996 and 1995                                           4

                 Condensed Consolidated Statements of Cash Flows -
                 Six Months Ended June 30, 1996 and 1995                                                            5

                 Notes to Condensed Consolidated Financial Statements                                               6


     ITEM 2.     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                                                      7


PART II.  OTHER INFORMATION

     ITEM 6.     Exhibits and Reports on Form 8-K                                                                   8


SIGNATURES                                                                                                         10


INDEX TO EXHIBITS                                                                                                  11

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES
                                   FORM 10-Q
                         PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                (Dollars in thousands except per share amounts)

                                                                                        (Unaudited)
                                                                                         June 30,             December 31,
                                                                                           1996                  1995
                                                                                        ------------         ---------------
 ASSETS
- -------
Current assets
    Cash and cash equivalents                                                             $  26,944              $  15,698
    Short-term investments                                                                   40,410                 30,989
    Trade receivables                                                                       226,130                197,145
    Inventories                                                                              91,988                 91,002
    Prepaid expenses and other current assets                                                54,522                 41,378
                                                                                          ---------              ---------
       Total current assets                                                                 439,994                376,212

Securities and other investments                                                            149,079                146,741

Property, plant and equipment, at cost                                                      185,491                177,573
Less accumulated depreciation and amortization                                               99,744                 93,501
                                                                                         ----------             ----------
                                                                                             85,747                 84,072
Lease receivables                                                                            48,029                 44,614
Other assets                                                                                 96,664                 98,156
                                                                                         ----------             ----------
                                                                                         $  819,513              $ 749,795
                                                                                         ==========              =========
LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Current liabilities
    Accounts payable and other current liabilities                                       $  150,564             $  127,874
    Deferred income                                                                          78,533                 62,687
                                                                                         ----------             ----------
      Total current liabilities                                                             229,097                190,561

Pensions                                                                                     19,345                 17,523
Postretirement benefits                                                                      21,791                 21,739
Minority interest                                                                            14,685                 13,775
Shareholders' equity
  Preferred Shares, no par value, authorized
    1,000,000 shares, none issued
  Common Shares, par value $1.25, authorized
    125,000,000 shares, issued 46,013,861 and
    45,893,678 shares, respectively; outstanding 45,857,176
    and 45,808,227, respectively                                                             57,517                 57,367
  Additional capital                                                                         56,242                 50,937
  Retained earnings                                                                         439,304                412,432
  Treasury shares, at cost (156,685 and 85,451 shares, respectively)                         (7,170)                (3,849)
  Other                                                                                     (11,298)               (10,690)
                                                                                         -----------            -----------
       Total shareholders' equity                                                           534,595                506,197
                                                                                         ----------             ----------
                                                                                         $  819,513             $  749,795
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

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES

                                   FORM 10-Q

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  -------------------------------------------
                                  (Unaudited)
                    (In thousands except per share amounts)

                                                                       Three Months Ended                 Six Months Ended
                                                                     ------------------------          ------------------------
                                                                              June 30,                        June 30,
                                                                     ------------------------          ------------------------
                                                                       1996            1995              1996            1995
                                                                     --------        --------          --------        --------
      Net sales
        Products                                                      $ 164,325     $ 130,254          $ 299,580       $253,343
        Services                                                         84,012        76,646            164,643        150,604
                                                                       --------     ---------           --------       --------
                                                                        248,337       206,900            464,223        403,947
      Cost of sales
        Products                                                        100,473        79,920            182,861        159,041
        Services                                                         60,229        53,997            119,805        107,414
                                                                       --------      --------           --------       --------
                                                                        160,702       133,917            302,666        266,455
                                                                       --------      --------           --------       --------
      Gross profit                                                       87,635        72,983            161,557        137,492

      Selling and administrative expense                                 39,931        35,155             77,147         68,429
      Research, development and engineering expense                      12,925        10,040             24,971         20,146
                                                                       --------      --------           --------       --------
                                                                         52,856        45,195            102,118         88,575
                                                                       --------      --------           --------       --------

      Operating profit                                                   34,779        27,788             59,439         48,917

      Investment income                                                   5,126         2,666              9,161          6,311
      Miscellaneous, net                                                 (2,342)       (1,749)            (3,836)        (3,642)
      Minority interest                                                    (836)         (246)              (910)          (638)
                                                                       ---------     ---------         ----------     ----------

      Income before taxes                                                36,727        28,459             63,854         50,948

      Taxes on income                                                    12,300         9,515             21,388         16,815
                                                                       --------      --------          ---------      ---------

      Net income                                                       $ 24,427      $ 18,944          $  42,466       $ 34,133
                                                                       ========      ========          =========       ========

      Weighted average number of Common Shares
       outstanding                                                       45,848        45,753             45,849         45,739

      Net income per Common Share                                      $   0.53      $   0.41          $    0.93       $   0.75
                                                                       ========      ========          =========       ========

      Cash dividends paid per Common Share                             $   0.17      $   0.16           $   0.34       $   0.32
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

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES

                                   FORM 10-Q

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (Unaudited)
                             (Dollars in thousands)


                                                                                           Six Months Ended
                                                                                                June 30,
                                                                                         1996           1995
                                                                                       --------       --------
Cash flow from operating activities:
      Net income                                                                        $ 42,466        $ 34,133
      Adjustments to reconcile net income to cash
        provided by operating activities:
       Minority share of income                                                              910             638
       Depreciation and amortization                                                       8,135           6,674
       Other charges and amortization                                                      5,366           8,531
       Cash used by changes in certain
        current assets and liabilities                                                   (25,656)         (3,169)
       Changes in deferred income                                                         15,846          22,813
       Other                                                                               6,353          (9,584)
                                                                                       ---------        ---------
      Total adjustments                                                                   10,954          25,903
                                                                                       ---------        --------
      Net cash provided by operating activities                                           53,420          60,036

Cash flow from investing activities:
      Proceeds from maturities of investments                                             35,344          55,890
      Payments for purchases of investments                                              (50,105)        (39,255)
      Capital expenditures                                                               (10,094)        (16,177)
      Increase in certain other assets                                                    (2,255)         (4,684)
                                                                                       ----------       ---------
      Net cash used by investing activities                                              (27,110)         (4,226)

Cash flow from financing activities:
      Dividends paid                                                                     (15,594)        (14,638)
      Proceeds from issuance of Common Shares                                                530           1,290
      Other                                                                                 --              (780)
                                                                                       ---------        ---------
      Net cash used by financing activities                                              (15,064)        (14,128)
                                                                                       ----------       ---------

Increase in cash and cash equivalents                                                     11,246          41,682
Cash and cash equivalents at the beginning of the period                                  15,698          17,285
                                                                                       ---------        --------
Cash and cash equivalents at the end of the period                                     $  26,944        $ 58,967
                                                                                       =========        ========

See accompanying notes to condensed consolidated financial statements.

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES

                                   FORM 10-Q

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                  (Unaudited)
                             (Dollars in thousands)

1. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of Management, necessary for a fair statement of the results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the six month period ended June 30, 1996 are not necessarily indicative of results to be expected for the full year.

2. The Net income per Common Share computations in the condensed consolidated statements of income are based on the weighted average number of shares outstanding during each period reported.

3.    Inventory detail at:                                 June 30, 1996          December 31, 1995
                                                           -------------          -----------------
             Finished goods and
                service parts                                  $ 26,623                    $ 22,683
             Work in process                                     65,197                      68,209
             Raw materials                                          168                         110
                                                               --------                    --------
             Total inventory                                   $ 91,988                    $ 91,002
                                                               ========                    ========


4. The Company has reclassified the presentation of certain prior-year information to conform with the current presentation format.

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES

                                   FORM 1O-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              As of June 30, 1996
                                  (Unaudited)
                (Dollars in thousands except for per share data)

Changes in Financial Condition
- ------------------------------

The balance sheet of the Company continued to reflect a strong financial position at June 30, 1996. Cash, cash equivalents and short-term investments increased to $67,354 at June 30, 1996 compared to $46,687 at December 31, 1995. These assets along with securities and other investments accounted for 26% of total assets at June 30, 1996 and December 31, 1995. Securities and other investments consist principally of tax-free municipal bonds, preferred stock, and other investments.

Future capital expenditures and increases in working capital are expected to be financed through internally generated funds. The Company's investment portfolio is available for any funding needs if required. External financing is also available if needed through the Company's lines of credit. At June 30, 1996, the Company had unused lines of credit approximating $40,000 and the Company is not restricted as to the use of funds borrowed under these credit agreements. Therefore, such commitments represent an additional and immediate source of liquidity. The Company's strong financial position enhances its ability to obtain additional funds if required.

Shareholders' equity per Common Share at June 30, 1996 improved to $11.66 from $11.05 at December 31, 1995. The second quarter cash dividend of $0.17 per share was paid on June 7, 1996 to shareholders of record on May 17, 1996. Diebold, Incorporated shares are listed on the New York Stock Exchange under the symbol of DBD. The market price during the first six months of 1996 fluctuated within the range of $33.67 and $48.25.

Results of Operations
- ---------------------

Second Quarter 1996 Comparison to Second Quarter 1995
- -----------------------------------------------------

Net sales for the second quarter of 1996 increased from the same period in 1995 by $41,437 or 20%. Total gross profit increased $14,652 or 20% over the second quarter's performance in 1995. Product gross profit accounted for the majority of this increase as the result of increased sales volume of ATMs both domestically and internationally and continuing cost containment efforts. Operating expenses increased $7,661 or 17% over the same period in 1995 largely due to higher selling expenses resulting from the increases in sales volumes and expenditures related to the continuing research and development of new products. Operating profit increased $6,991 or 25% over second quarter 1995's performance.

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES

                                   FORM 1O-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

                              As of June 30, 1996
          (Unaudited / Dollars in thousands except for per share data)


First Half 1996 Comparison to First Half 1995
- ---------------------------------------------

Consolidated net sales for the first half of 1996 exceeded the same period in 1995 by $60,276 or 15%. Total gross profit increased $24,065 or 18% over 1995's first half performance. Product gross profit continued to account for the majority of this increase in total gross profit resulting from increased domestic and international sales volumes and reduction of costs. Operating expenses increased $13,543 or 15% over the same period in 1995 due to the higher selling and administrative expenses associated with the increase in sales activity and expenditures related to the research and development of new products. Operating profit for the first half 1996 exceeded the first half 1995 by $10,522 or 22%.

The Company's backlog of unfilled orders was $214,172 at June 30, 1996, compared to $155,967 at June 30, 1995, a $58,205 or 37% increase. The Company believes, however, that order backlog information is not, by itself, a meaningful indicator of future revenue streams. There are numerous factors which influence the amount and timing of revenue recognized in future periods.

                          PART II.   OTHER INFORMATION

ITEM 6.     Exhibits and Reports on Form 8-K

    (a)     Exhibits

    3.1(i) Amended and Restated Articles of Incorporation of Diebold, Incorporated -- incorporated by reference to Exhibit 3.1(i) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

    3.(ii) Code of Regulations -- incorporated by reference to Exhibit 4(c) to Registrant's Post-Effective Amendment No. 1 to Form S-8 Registration Statement No. 33-32960.

    3.2 Certificate of Amendment by Shareholders to Amended Articles of Incorporation of Diebold, Incorporated -- incorporated by reference to Exhibit 3.2 to Registrant's Form 10-Q for the quarter ended March 31, 1996.

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

*      Reflects management contract or other compensatory arrangement.

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




                                       DIEBOLD, INCORPORATED
                                     --------------------------
                                                  (Registrant)





Date: July 29, 1996                  By:     /s/Robert W. Mahoney
      --------------                         --------------------------------
                                             Robert W. Mahoney
                                             Chairman of the Board, President
                                             and Chief Executive Officer





Date: July 29, 1996                  By:     /s/Gerald F. Morris
      --------------                         --------------------------------
                                             Gerald F. Morris
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (Principal Accounting and
                                             Financial Officer)

                             DIEBOLD, INCORPORATED

                                   FORM 10-Q

                               INDEX TO EXHIBITS

EXHIBIT NO.                                                                                               PAGE NO.
- -----------                                                                                               --------
    3.1   (i)    Amended and Restated Articles of Incorporation of Diebold,
                 Incorporated -- incorporated by reference to Exhibit 3.1(i)
                 of Registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1994.                                                                         --

    3.1   (ii)   Code of Regulations -- incorporated by reference to Exhibit 4(c) to
                 Registrant's Post-Effective Amendment No. 1 to Form S-8 Registration
                 Statement No. 33-32960.                                                                    --

    3.2          Certificate of Amendment by Shareholders to Amended Articles of
                 Incorporation of Diebold, Incorporated -- incorporated by reference to Exhibit 3.2 to Registrant's Form 10-Q for the quarter ended
                 March 31, 1996.                                                                            --

    4.           Rights Agreement dated as of February 10, 1989 between Diebold,
                 Incorporated and Ameritrust Company National Association --
                 incorporated by reference to Exhibit 2.1 to Registrant's
                 Registration Statement on Form 8-A dated February 10, 1989.                                --

   10.1          Form of Employment Agreement as amended and restated as of
                 September 13, 1990 -- incorporated by reference to Exhibit 10.1 to Registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1990.                                                                         --

   10.2          Schedule of Certain Officers who are Parties to Employment
                 Agreements in the form of Exhibit 10.1 -- incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-K for
                 the year ended December 31, 1995.                                                          --

   10.3          Supplemental Retirement Benefit Agreement with William T. Blair --
                 incorporated by reference to Exhibit 10.3 to Registrant's Annual
                 Report on Form 10-K for the year ended December 31, 1995.                                  --

EXHIBIT NO.                                                                                                   PAGE NO.
- -----------                                                                                                   --------
   10.5          Supplemental Employee Retirement Plan (as amended January 1,
                 1994) -- incorporated by reference to Exhibit 10.5 of
                 Registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1994.                                                                             --

   10.6          Amended and Restated Partnership Agreement dated as of September 12,
                 1990 -- incorporated by reference to Exhibit 10 to Registrant's Form 8-K
                 dated September 26, 1990.                                                                      --

   10.7          1985 Deferred Compensation Plan for Directors of Diebold,
                 Incorporated -- incorporated by reference to Exhibit 10.7
                 to Registrant's Annual Report on Form 10-K for the year
                 ended December 31, 1992.                                                                       --

   10.8          1991 Equity and Performance Incentive Plan -- incorporated by reference to Exhibit 4(a) to Registrant's Form S-8 Registration
                 Statement No. 33-39988.                                                                        --

   10.9          Long-Term Executive Incentive Plan -- incorporated by reference to
                 Exhibit 10.9 of Registrant's Annual Report on Form 10-K for the
                 year ended December 31, 1993.                                                                  --

   10.10         1992 Deferred Incentive Compensation Plan (as amended and restated
                 as of July 1, 1993) -- incorporated by reference to Exhibit 10.10 to Registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1993.                                                                             --

   10.11         Annual Incentive Plan -- incorporated by reference to Exhibit 10.11 to Registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1992.                                                                             --

   10.12         Employment Agreement with Robert P. Barone -- incorporated by reference to Exhibit 10.12 to Registrant's Form 10-Q for the
                 quarter ended September 30, 1994.                                                              --

   27.           Financial Data Schedule.                                                                       13