Form 10-Q
period 1996-09-30
DIEBOLD INC
filed 1996-10-29
CIK 28823

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended September 30, 1996

                                       OR

            ( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from .......... to ..........

             Commission file number 1-4879


                              DIEBOLD, INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                       Ohio                                                       34-0183970
--------------------------------------------------------------      ------------------------------------
(State or other jurisdiction of incorporation or organization)      (IRS Employer Identification Number)


  5995 Mayfair Road, P.O. Box 3077, North Canton, Ohio                            44720-8077
--------------------------------------------------------------      ------------------------------------
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
                                            Yes  X    No
                                                ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Shares, as of the latest practicable date.

           Class                                         Outstanding at October 25, 1996
           -----                                        ---------------------------------
Common Shares  $1.25 Par Value                                45,888,703 Shares
------------------------------                                ----------

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX



                                                                                                                   Page No.
                                                                                                                   --------
PART I.      FINANCIAL INFORMATION

      ITEM 1.     Financial Statements

                  Condensed Consolidated Balance Sheets -
                  September 30, 1996 and December 31, 1995                                                              3

                  Condensed Consolidated Statements of Income -
                  Three Months and Nine Months Ended September 30, 1996 and 1995                                        4

                  Condensed Consolidated Statements of Cash Flows -
                  Nine Months Ended September 30, 1996 and 1995                                                         5

                  Notes to Condensed Consolidated Financial Statements                                                  6


      ITEM 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                                         7


PART II.  OTHER INFORMATION

      ITEM 6.     Exhibits and Reports on Form 8-K                                                                      8


SIGNATURES                                                                                                              10


INDEX TO EXHIBITS                                                                                                       11

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES
                                    FORM 10-Q
                         PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                 (Dollars in thousands except per share amounts)

                                                                      (Unaudited)
                                                                      September 30,  December 31,
                                                                         1996           1995
                                                                      -------------  ------------
ASSETS
 ------
Current assets
    Cash and cash equivalents                                          $  26,160      $  15,698
    Short-term investments                                                45,600         30,989
    Trade receivables                                                    242,088        197,145
    Inventories                                                           99,295         91,002
    Prepaid expenses and other current assets                             50,333         41,378
                                                                       ---------      ---------
       Total current assets                                              463,476        376,212

Securities and other investments                                         137,226        146,741

Property, plant and equipment, at cost                                   193,980        177,573
Less accumulated depreciation and amortization                           103,345         93,501
                                                                       ---------      ---------
                                                                          90,635         84,072
Lease receivables                                                         50,620         44,614
Other assets                                                              94,472         98,156
                                                                       ---------      ---------
                                                                       $ 836,429      $ 749,795
                                                                       =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities
    Accounts payable and other current liabilities                     $ 153,749      $ 127,874
    Deferred income                                                       69,594         62,687
                                                                       ---------      ---------
      Total current liabilities                                          223,343        190,561

Pensions                                                                  19,913         17,523
Postretirement benefits                                                   21,818         21,739
Minority interest                                                         17,499         13,775
Shareholders' equity
  Preferred Shares, no par value, authorized
    1,000,000 shares, none issued
  Common Shares, par value $1.25, authorized
    125,000,000 shares, issued 46,038,294 and
    45,893,678 shares, respectively; outstanding 45,881,609
    and 45,808,227, respectively                                          57,548         57,367
  Additional capital                                                      56,596         50,937
  Retained earnings                                                      458,181        412,432
  Treasury shares, at cost (156,685 and 85,451 shares, respectively)      (7,170)        (3,849)
  Other                                                                  (11,299)       (10,690)
                                                                       ---------      ---------
       Total shareholders' equity                                        553,856        506,197
                                                                       ---------      ---------
                                                                       $ 836,429      $ 749,795
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

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES

                                    FORM 10-Q

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   -------------------------------------------
                                   (Unaudited)
                     (In thousands except per share amounts)

                                                 Three Months Ended         Nine Months Ended
                                                ----------------------    ----------------------
                                                    September 30,             September 30,
                                                ----------------------    ----------------------
                                                  1996         1995         1996         1995
                                                ---------    ---------    ---------    ---------
Net sales
  Products                                      $ 184,220    $ 138,720    $ 483,800    $ 392,063
  Services                                         87,576       77,280      252,219      227,884
                                                ---------    ---------    ---------    ---------
                                                  271,796      216,000      736,019      619,947
Cost of sales
  Products                                        114,846       85,972      297,707      245,013
  Services                                         62,564       55,738      182,369      163,152
                                                ---------    ---------    ---------    ---------
                                                  177,410      141,710      480,076      408,165
                                                ---------    ---------    ---------    ---------
Gross profit                                       94,386       74,290      255,943      211,782

Selling and administrative expense                 41,254       34,535      118,401      102,964
Research, development and engineering expense      11,781       11,170       36,752       31,316
                                                ---------    ---------    ---------    ---------
                                                   53,035       45,705      155,153      134,280
                                                ---------    ---------    ---------    ---------

Operating profit                                   41,351       28,585      100,790       77,502

Investment income                                   4,274        5,101       13,435       11,412
Miscellaneous, net                                 (3,461)      (2,951)      (7,296)      (6,593)
Minority interest                                  (2,056)         (77)      (2,966)        (715)
                                                ---------    ---------    ---------    ---------

Income before taxes                                40,108       30,658      103,963       81,606

Taxes on income                                    13,435       10,115       34,823       26,930
                                                ---------    ---------    ---------    ---------

Net income                                      $  26,673    $  20,543    $  69,140    $  54,676
                                                =========    =========    =========    =========

Weighted average number of Common Shares
 outstanding                                       45,870       45,780       45,856       45,753

Net income per Common Share                     $    0.58    $    0.45    $    1.51         1.20
                                                =========    =========    =========    =========

Cash dividends paid per Common Share            $    0.17    $    0.16    $    0.51    $    0.48
                                                =========    =========    =========    =========




See accompanying notes to condensed consolidated financial statements.

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES

                                    FORM 10-Q

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (Unaudited)
                             (Dollars in thousands)


                                                            Nine Months Ended
                                                               September 30,
                                                             1996        1995
                                                           --------    --------
Cash flow from operating activities:
      Net income                                           $ 69,140    $ 54,676
      Adjustments to reconcile net income to cash
        provided by operating activities:
        Minority share of income                              2,966         715
        Depreciation and amortization                        13,051      10,289
        Other charges and amortization                       10,448      12,305
        Cash used by changes in certain
         current assets and liabilities                     (44,091)    (17,077)
        Changes in deferred income                            6,907       9,681
        Other                                                 7,734      (4,996)
                                                           --------    --------
      Total adjustments                                      (2,985)     10,917
                                                           --------    --------
      Net cash provided by operating activities              66,155      65,593

Cash flow from investing activities:
      Proceeds from maturities of investments                43,274      67,019
      Payments for purchases of investments                 (54,040)    (53,193)
      Capital expenditures                                  (20,104)    (25,419)
      Increase in certain other assets                       (3,226)     (6,692)
                                                           --------    --------
      Net cash used by investing activities                 (34,096)    (18,285)

Cash flow from financing activities:
      Dividends paid                                        (23,391)    (21,963)
      Proceeds from issuance of Common Shares                 1,036       1,554
      Other                                                     758      (1,454)
                                                           --------    --------
      Net cash used by financing activities                 (21,597)    (21,863)
                                                           --------    --------

Increase in cash and cash equivalents                        10,462      25,445
Cash and cash equivalents at the beginning of the period     15,698      17,285
                                                           --------    --------
Cash and cash equivalents at the end of the period         $ 26,160    $ 42,730
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

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES

                                    FORM 10-Q

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (Unaudited)
                             (Dollars in thousands)

1. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of Management, necessary for a fair statement of the results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the nine month period ended September 30, 1996 are not necessarily indicative of results to be expected for the full year.

2. The Net income per Common Share computations in the condensed consolidated statements of income are based on the weighted average number of shares outstanding during each period reported.

3.     Inventory detail at:                              September 30, 1996    December 31, 1995
                                                         ------------------    -----------------
              Finished goods and
                 service parts                                 $ 34,785                $ 22,683
              Work in process                                    64,364                  68,209
              Raw materials                                         146                     110
                                                               --------                --------
              Total inventory                                  $ 99,295                $ 91,002
                                                               ========                ========


4. The Company has reclassified the presentation of certain prior-year information to conform with the current presentation format.

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES

                                    FORM 1O-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            As of September 30, 1996
          (Unaudited/Dollars in thousands except for per share data)

Changes in Financial Condition
------------------------------

The balance sheet of the Company continued to reflect a strong financial position at September 30, 1996. Cash, cash equivalents and short-term investments increased to $71,760 at September 30, 1996 compared to $46,687 at December 31, 1995. These assets along with securities and other investments accounted for 25% and 26% of total assets at September 30, 1996 and December 31, 1995, respectively. Securities and other investments consist principally of tax-free municipal bonds, preferred stock, and other investments.

Future capital expenditures and increases in working capital are expected to be financed through internally generated funds. The Company's investment portfolio is available for any funding needs if required. External financing is also available if needed through the Company's lines of credit. At September 30, 1996, the Company had unused lines of credit approximating $40,000 and the Company is not restricted as to the use of funds borrowed under these credit agreements. Therefore, such commitments represent an additional and immediate source of liquidity. The Company's strong financial position enhances its ability to obtain additional funds if required.

Shareholders' equity per Common Share at September 30, 1996 improved to $12.07 from $11.05 at December 31, 1995. The third quarter cash dividend of $0.17 per share was paid on September 6, 1996 to shareholders of record on August 16, 1996. On October 15, 1996, the fourth quarter cash dividend of $0.17 per share was declared payable on December 6, 1996 to shareholders of record on November 15, 1996. Diebold, Incorporated shares are listed on the New York Stock Exchange under the symbol of DBD. The market price during the first nine months of 1996 fluctuated within the range of $33.67 and $58.63.

Results of Operations
---------------------

Third Quarter 1996 Comparison to Third Quarter 1995
---------------------------------------------------

Net sales for the third quarter of 1996 increased from the same period in 1995 by $55,796 or 26%. Total gross profit increased $20,096 or 27% over the third quarter's performance in 1995. Product gross profit accounted for the majority of this increase as the result of increased sales volume of self-service terminals both domestically and internationally and continuing cost containment efforts. Operating expenses increased $7,330 or 16% over the same period in 1995 largely due to higher selling expenses resulting from the increases in sales volumes and from expenditures in various new marketing programs. Operating profit increased $12,766 or 45% over third quarter 1995's performance.

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES

                                    FORM 1O-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

                            As of September 30, 1996
          (Unaudited/Dollars in thousands except for per share data)

Nine-Month 1996 Comparison to Nine-Month 1995
---------------------------------------------

Consolidated net sales for the nine months ended 1996 exceeded the same period in 1995 by $116,072 or 19%. Total gross profit increased $44,161 or 21% over 1995's performance. Product gross profit continued to account for the majority of this increase in total gross profit resulting from increased domestic and international sales volumes, reduction of costs and economies of scale in the manufacturing process. Operating expenses increased $20,873 or 16% over the same period in 1995 due to the higher selling and administrative expenses associated with the increase in sales activity, expenditures related to the research and development of new products and expenditures in various new marketing programs. Operating profit for the nine months ended 1996 exceeded the same period in 1995 by $23,288 or 30%.

The Company's backlog of unfilled orders was $238,158 at September 30, 1996, compared to $169,308 at September 30, 1995, a $68,850 or 41% increase. The Company believes, however, that order backlog information is not, by itself, a meaningful indicator of future revenue streams. There are numerous factors which influence the amount and timing of revenue recognized in future periods.

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

    3.2 Certificate of Amendment by Shareholders to Amended Articles of Incorporation of Diebold, Incorporated --incorporated by reference to Exhibit 3.2 to Registrant's Form 10-Q for the quarter ended March 31, 1996.

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

   *10.2 Schedule of Certain Officers who are Parties to Employment Agreements in the form of Exhibit 10.1 --incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

   *10.3 Supplemental Retirement Benefit Agreement with William T. Blair -- incorporated by reference to Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

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




                                       DIEBOLD, INCORPORATED
                                       ---------------------
                                             (Registrant)





Date: October 29, 1996               By:     /s/ Robert W. Mahoney
      -----------------                      ---------------------
                                             Robert W. Mahoney
                                             Chairman of the Board, President
                                             and Chief Executive Officer





Date: October 29, 1996               By:     /s/ Gerald F. Morris
      -----------------                      --------------------
                                             Gerald F. Morris
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (Principal Accounting and
                                             Financial Officer)

                              DIEBOLD, INCORPORATED

                                    FORM 10-Q

                                INDEX TO EXHIBITS

EXHIBIT NO.                                                                                                    PAGE NO.
-----------                                                                                                    --------
      3.1 (i)     Amended and Restated Articles of Incorporation of Diebold,
                  Incorporated -- incorporated by reference to Exhibit 3.1(i) of
                  Registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1994.                                                                             --

      3.1 (ii)    Code of Regulations -- incorporated by reference to Exhibit 4(c) to
                  Registrant's Post-Effective Amendment No. 1 to Form S-8 Registration
                  Statement No. 33-32960.                                                                        --

      3.2         Certificate of Amendment by Shareholders to Amended Articles
                  of Incorporation of Diebold, Incorporated -- incorporated by reference to Exhibit 3.2 to Registrant's Form 10-Q for the
                  quarter ended March 31, 1996.                                                                  --

      4.          Rights Agreement dated as of February 10, 1989 between Diebold,
                  Incorporated and Ameritrust Company National Association --
                  incorporated by reference to Exhibit 2.1 to Registrant's
                  Registration Statement on Form 8-A dated February 10, 1989.                                    --

     10.1         Form of Employment Agreement as amended and restated as of
                  September 13, 1990 -- incorporated by reference to Exhibit
                  10.1 to Registrant's Annual Report on Form 10-K for the year
                  ended December 31, 1990.                                                                       --

     10.2         Schedule of Certain Officers who are Parties to Employment
                  Agreements in the form of Exhibit 10.1 -- incorporated by
                  reference to Exhibit 10.2 to Registrant's Annual Report on
                  Form 10-K for the year ended December 31, 1995.                                                --

     10.3         Supplemental Retirement Benefit Agreement with William T. Blair --
                  incorporated by reference to Exhibit 10.3 to Registrant's Annual
                  Report on Form 10-K for the year ended December 31, 1995.                                      --

EXHIBIT NO.                                                                                                       PAGE NO.
-----------                                                                                                      ---------
     10.5         Supplemental Employee Retirement Plan (as amended January 1,
                  1994) -- incorporated by reference to Exhibit 10.5 of
                  Registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1994.                                                                                --

     10.6         Amended and Restated Partnership Agreement dated as of
                  September 12, 1990 -- incorporated by reference to Exhibit 10
                  to Registrant's Form 8-K dated September 26, 1990.                                                --

     10.7         1985 Deferred Compensation Plan for Directors of Diebold,
                  Incorporated -- incorporated by reference to Exhibit 10.7
                  to Registrant's Annual Report on Form 10-K for the year
                  ended December 31, 1992.                                                                          --

     10.8         1991 Equity and Performance Incentive Plan -- incorporated by reference to Exhibit 4(a) to Registrant's Form S-8 Registration
                  Statement No. 33-39988.                                                                           --

     10.9         Long-Term Executive Incentive Plan -- incorporated by reference to
                  Exhibit 10.9 of Registrant's Annual Report on Form 10-K for the
                  year ended December 31, 1993.                                                                     --

     10.10        1992 Deferred Incentive Compensation Plan (as amended and
                  restated as of July 1, 1993) -- incorporated by reference to
                  Exhibit 10.10 to Registrant's Annual Report on Form 10-K for
                  the year ended December 31, 1993.                                                                 --

     10.11        Annual Incentive Plan -- incorporated by reference to Exhibit 10.11 to Registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1992.                                                                                --

     10.12        Employment Agreement with Robert P. Barone -- incorporated by reference to Exhibit 10.12 to Registrant's Form 10-Q for the
                  quarter ended September 30, 1994.                                                                 --

     27.          Financial Data Schedule.                                                                          13