Form 10-K405
period 1996-12-31
DIEBOLD INC
filed 1997-03-07
CIK 28823

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
         ------------------------------------------------------------
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1996

                                       OR

         [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ..... to ......

         ------------------------------------------------------------

         Commission file number 1-4879

                              DIEBOLD, INCORPORATED
             (Exact name of Registrant as specified in its charter)

              Ohio                                     34-0183970
-------------------------------------      ------------------------------------
(State or other jurisdiction of           (IRS Employer Identification Number)
 incorporation or organization)


  5995 Mayfair Road, P.O. Box 3077,
        North Canton, Ohio                                44720-8077
-------------------------------------      ------------------------------------
(Address of principal executive offices)                  (Zip Code)

    Registrant's telephone number, including area code:     (330) 489-4000
--------------------------------------------------------------------------------
           Securities registered pursuant to Section 12(b) of the Act:

     Title of each class             Name of each exchange on which registered:

Common Shares  $1.25 Par Value                 New York Stock Exchange
-------------------------------------      ------------------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 3, 1997. The aggregate market value was computed by using the closing price on the New York Stock Exchange on March 3, 1997 of $42.625 per share.

   Common Shares, Par Value $1.25 Per Share             $2,886,604,300

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                  Class                       Outstanding at March 3, 1997
      Common Shares $1.25 Par Value                 68,912,472 Shares
      -----------------------------           ----------------------------

DOCUMENTS INCORPORATED BY REFERENCE

(1)    PROXY STATEMENT FOR 1997 ANNUAL MEETING
       ---------------------------------------
       OF SHAREHOLDERS TO BE HELD APRIL 16, 1997
       -----------------------------------------

                                                                 PART OF 10-K
                                                                  INTO WHICH
                CAPTION OR HEADING                  PAGE NO.     INCORPORATED        ITEM NO.
              ----------------------                --------     ------------        --------
        Information about Nominees for
        Election as Directors                         4-8             III               10

        Executive Compensation                        9-18            III               11

        Annual Meeting of Shareholders;
        Security Ownership of Directors
        and Management                                2-7             III               12

        Compensation Committee Interlocks
        and Insider Participation                       8             III               13

PART I.

ITEM 1. BUSINESS.
------- ---------

(a) General Development
-----------------------

       The Registrant was incorporated under the laws of the State of Ohio in August, 1876, succeeding a proprietorship established in 1859 and is engaged primarily in the sale, manufacture, installation and service of automated self-service transaction systems, electronic and physical security products, software and integrated systems.

       During 1996, no significant changes occurred in the manner of conducting the Registrant's business.

(b) Financial Information about Industry Segments
-------------------------------------------------

       The Registrant operates predominantly in one industry segment: financial systems and equipment. This segment accounts for more than 90% of the consolidated net sales, operating profit and identifiable assets.

(c) Description of Business
---------------------------

       The Registrant develops, manufactures, sells and services automated teller machines (ATMs), electronic and physical security systems, various products used to equip bank facilities, software and integrated systems for global financial and commercial markets. Sales of systems and equipment are made directly to customers by the Registrant's sales personnel and by manufacturer's representatives and distributors. The sales/support organization works closely with customers and their consultants to analyze and fulfill the customers' needs. Products are sold under contract for future delivery at agreed upon prices. In 1996, 1995, and 1994 the Registrant's sales and services of financial systems and equipment accounted for more than 90% of consolidated net sales.

       The principal raw materials used by the Registrant are steel, copper, brass, lumber and plastics which are purchased from various major suppliers. Electronic parts and components are also procured from various suppliers. These materials and components are generally available in quantity at this time.

       The Registrant had one customer, International Business Machines (IBM), who is its partner in the InterBold joint venture, that accounted for $157,639,000 of the total net sales of $1,030,191,000 in 1996 and $101,363,000 of the total net sales of $863,409,000 in 1995.

       Backlog as of December 31, 1996 was $233,586,000 which was a 38% increase from December 31, 1995 backlog of $168,754,000. While this increase in backlog can be considered positive, order backlog is not the sole indicator of future revenue streams. There are numerous other factors which influence the amount and timing of revenue in future periods.

------- ---------

       All phases of the Registrant's business are highly competitive; some products being in competition directly with similar products and others competing with alternative products having similar uses or producing similar results. Registrant believes, based upon outside independent industry surveys, that it is the leading manufacturer of automated teller machines in the United States and is also a market leader internationally. In the area of automated transaction systems, the Registrant competes primarily with NCR Corporation, Triton, Siemens-Nixdorf, Dassault, Bull, Olivetti and Fujitsu. In serving the security products market for the financial services industry, the Registrant competes primarily with Mosler and Lefebure in the security equipment and systems field. Of these, some compete in only one or two product lines, while others sell a broader spectrum of products competing with the Registrant. However, the unavailability of comparative sales information and the large variety of individual products makes it impossible to give reasonable estimates of the Registrant's competitive ranking in or share of the market in its security product fields of activity. Many smaller manufacturers of safes, surveillance cameras, alarm systems and remote drive-up equipment are found in the market.

       The Registrant charged to expense approximately $41.8 million in 1996, $35.5 million in 1995, and $28.0 million in 1994 for research and development costs.

       Compliance by the Registrant with federal, state and local environmental protection laws during 1996 had no material effect upon capital expenditures, earnings or the competitive position of the Registrant and its subsidiaries.

       The total number of employee associates employed by the Registrant at December 31, 1996 was 5,980 compared with 5,178 at the end of the preceding year.

(d) Financial Information about International and U.S.
------------------------------------------------------
     Operations and Export Sales
     ---------------------------

        Sales to customers outside the United States as a percent of total consolidated net sales approximated 22.3 percent in 1996, and 19.8 percent in 1995 and 1994.

ITEM 2. PROPERTIES.
------- -----------

        The Registrant's corporate offices are located in North Canton, Ohio. It owns facilities (approximately 1.6 million square feet) in Canton, Uniontown and Newark, Ohio; Lynchburg, Virginia; Sumter, South Carolina; and leases facilities (approximately .3 million square feet) in Akron, Canton, Canal Fulton, Massillon, Newark and Seville, Ohio; Mexico City, Mexico; Rancho Dominguez, California; and Shanghai, China. These facilities house manufacturing, production, associated engineering, warehousing, testing, administration and development and distribution for all product lines. To keep its facilities both suitable and adequate for operations, the Registrant has announced the addition of three new facilities in Staunton and Danville, Virginia and in Lexington, North Carolina. The Registrant is also expanding and upgrading its existing operations in Canton, Ohio and Sumter, South Carolina.

ITEM 3.  LEGAL PROCEEDINGS.
-------  ------------------

        At December 31, 1996, the Registrant was a party to several lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate is considered material in relation to the Registrant's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------- ----------------------------------------------------

        No matters were submitted to a vote of security holders during the fourth quarter of 1996.

ITEM 4a.     EXECUTIVE OFFICERS OF THE REGISTRANT.
--------     -------------------------------------

        Refer to pages 6 through 9.

EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                                    Other Positions
                                                                         Year Elected                  Held Last
     Name                   Age             Title                       Present Office                Five Years
-----------------           ---       ---------------------             --------------           ----------------------
                                                                                                 1993-96
                                                                                                 -------
Robert W. Mahoney           60        Chairman of the Board                  1996                Chairman of the Board,
                                       and Chief Executive                                       President and Chief
                                       Officer and Director                                      Executive Officer and
                                                                                                 Director - Diebold
                                                                                                 1989-93
                                                                                                 -------
                                                                                                 Chairman of the Board
                                                                                                 and Chief Executive
                                                                                                 Officer and Director
                                                                                                 - Diebold

                                                                                                 1993-96
                                                                                                 -------
Gregg A. Searle             48        President and Chief                    1996                Executive Vice
                                       Operating Officer                                         President - Diebold
                                       and Director                                              1991-93
                                                                                                 -------
                                                                                                 Vice President -
                                                                                                 Diebold
                                                                                                 General Manager -
                                                                                                 InterBold
                                                                                                 1990-91
                                                                                                 -------
                                                                                                 Vice President,
                                                                                                 U.S. Sales & Marketing -
                                                                                                 InterBold

                                                                                                 1990-93
                                                                                                 -------
William T. Blair            63        Executive Vice President               1993                Vice President and
                                                                                                 General Manager,
                                                                                                 North American
                                                                                                 Sales and Service - Diebold

                                                                                                 1990-93
                                                                                                 -------
Gerald F. Morris            53        Executive Vice President               1993                Senior Vice President
                                       and Chief Financial Officer                               and Chief Financial
                                                                                                 Officer - Diebold

                                                                                                    Other Positions
                                                                         Year Elected                  Held Last
     Name                   Age             Title                       Present Office                Five Years
-----------------           ---       ---------------------             --------------           ----------------------

                                                                                                    1994-96
                                                                                                    -------
Alben W. Warf               58        Senior Vice President,                  1996                  Group Vice President,
                                       Electronic Systems                                           Self-Service Systems -
                                       Development and                                              Diebold
                                       Manufacturing                                                1993
                                                                                                    ----
                                                                                                    Vice President - Diebold
                                                                                                    and General Manager -
                                                                                                    InterBold
                                                                                                    1990-93
                                                                                                    -------
                                                                                                    Vice President
                                                                                                    Development and
                                                                                                    Manufacturing -
                                                                                                    Diebold and InterBold

                                                                                                    1993-96
                                                                                                    -------
David Bucci                 45        Group Vice President                    1997                  Vice President, North
                                                                                                    American Sales and Service
                                                                                                    Eastern Division - Diebold
                                                                                                    1992-93
                                                                                                    -------
                                                                                                    Vice President, Major
                                                                                                    Accounts - Diebold
                                                                                                    1990-92
                                                                                                    -------
                                                                                                    Director, Marketing and
                                                                                                    Sales Support - InterBold

                                                                                                    1993-95
                                                                                                    -------
Frank G. D'Angelo           51        Vice President,                         1995                  Vice President - Diebold
                                       Information Systems                                          and General Manager
                                                                                                    and Chief Executive
                                                                                                    Officer - Diebold Mexico
                                                                                                    S.A. de C.V.
                                                                                                    1991-93
                                                                                                    -------
                                                                                                    Vice President,
                                                                                                    Customer Service/Systems
                                                                                                    Operations and Support
                                                                                                    - Diebold
                                                                                                    1990-91
                                                                                                    -------
                                                                                                    Vice President,
                                                                                                    Software Development
                                                                                                    and Support-InterBold

                                                                                                     Other Positions
                                                                              Year Elected              Held Last
     Name                       Age              Title                        Present Office            Five Years
-----------------               ---       ---------------------               --------------        ----------------------


Warren W. Dettinger             43          Vice President,                       1989              --
                                            General Counsel and
                                            Assistant Secretary

                                                                                                    1987-96
                                                                                                    -------
Reinoud G. J. Drenth            33          Vice President,                       1996              NCR Corporation:
                                            Worldwide Marketing                                     1995 - Marketing Vice
                                                                                                    President, Financial
                                                                                                    Services Industry
                                                                                                    1994 - Executive
                                                                                                    Assistant, Worldwide
                                                                                                    Industry Marketing
                                                                                                    1993 - Marketing
                                                                                                    Director, Northern
                                                                                                    Europe
                                                                                                    1991-93 - District
                                                                                                    Manager, Financial and
                                                                                                    Retail Systems Division

Donald E. Eagon, Jr.            54          Vice President,                       1990              --
                                            Corporate Communications
                                                                                                    1983-93
                                                                                                    -------
Charee Francis-Vogelsang        50          Vice President and                    1993              Vice President
                                            Secretary - Diebold                                     and Secretary - Diebold
                                            and Secretary - InterBold


Bartholomew J. Frazzitta        54          Vice President and                    1990              --
                                            General Manager,
                                            Security Products

                                                                                                    1990-92
                                                                                                    -------
Michael J. Hillock              45          Vice President and General            1993              Vice President,
                                            Manager, Sales and Service                              North American
                                            Europe, Middle East, and Africa                         Sales and Service,
                                                                                                    Eastern Division - Diebold

                                                                                                    Other Positions
                                                                               Year Elected            Held Last
     Name                   Age                Title                          Present Office           Five Years
-----------------           ---         ---------------------                 --------------      ----------------------

                                                                                                  1988-93
                                                                                                  -------
Larry D. Ingram             50          Vice President,                             1993          Divisional Vice President,
                                        Procurement and Services                                  Materials Management
                                                                                                  - Diebold

                                                                                                  1991-92
                                                                                                  -------
Edgar N. Petersen           58          Vice President and General                  1993          Vice President and General
                                        Manager, Sales and Service                                Manager, International
                                        Canada, Asia/Pacific, and                                 Sales and Service - Diebold
                                        Latin America
                                                                                                  1990-91
                                                                                                  -------
                                                                                                  Vice President,
                                                                                                  International Sales
                                                                                                  and Marketing - InterBold

                                                                                                  1988-91
                                                                                                  -------
Charles B. Scheurer         55          Vice President,                             1991          Vice President,
                                        Human Resources                                           Human Resources
                                                                                                  and Corporate Services
                                                                                                  - Diebold

Robert L. Stockamp          53          Vice President and                          1990          --
                                        Corporate Controller


Robert J. Warren            50          Vice President and                          1990          --
                                        Treasurer











There is no family relationship, either by blood, marriage or adoption, between any of the executive officers of the Registrant.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
------- ---------------------------------------------
        RELATED STOCKHOLDER MATTERS.
        ----------------------------

        On January 30, 1997, the Board of Directors of the Registrant declared a three-for-two stock split which was effected in the form of a stock dividend, distributed on February 19, 1997, to shareholders of record on February 7, 1997. Accordingly, all numbers of Common Shares, except authorized shares and treasury shares, and all per share data have been restated to reflect this stock split in addition to the three-for-two stock split declared on January 26, 1996, distributed on February 23, 1996, to shareholders of record on February 9, 1996.

        The Common Shares of the Registrant are listed on the New York Stock Exchange with a symbol of DBD. The price ranges of Common Shares for the Registrant are as follows:

                                       1996                 1995
                                 ----------------      ---------------
                                 High       Low         High      Low
                                 ------    ------      ------   ------
         1st Quarter             $27.08    $22.44      $18.28   $14.67
         2nd Quarter              32.17     24.17       19.67    15.45
         3rd Quarter              39.08     27.75       21.95    19.22
         4th Quarter              42.33     35.58       27.61    20.00
                                 ------    ------      ------   ------

         Full Year               $42.33    $22.44      $27.61   $14.67
                                 ======    ======      ======   ======


         There were approximately 58,251 shareholders at December 31, 1996, which includes an estimated number of shareholders who have shares held for their accounts by banks, brokers, trustees for benefit plans and the agent for the dividend reinvestment plan.

         On the basis of amounts paid and declared the annualized quarterly dividends per share were $0.45 in 1996 and $0.43 in 1995.

ITEM 6. SELECTED FINANCIAL DATA. (Dollars in thousands)
------- ------------------------

                                                          1996           1995          1994           1993          1992
                                                       ----------      --------      --------       --------      --------
         Net Sales                                     $1,030,191      $863,409      $760,171       $623,277      $543,852
         Net Income*                                       97,425        76,209        63,511         48,374        23,205
         Net Income per share*                               1.42          1.11          0.93           0.71          0.34
         Total Assets                                     859,101       749,795       666,174        609,019       558,914
         Cash dividends paid per Common Share                0.45          0.43          0.39           0.36          0.33

       * 1992 amounts include a one-time charge of $17,932 ($0.27 per share) resulting from the adoption of SFAS 106, "Employers' Accounting for Postretirement Benefits Other than Pensions."

  ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  -------      -----------------------------------------------------------
               AND RESULTS OF OPERATIONS.
               --------------------------

MANAGEMENT'S ANALYSIS OF RESULTS OF OPERATIONS

The table below presents the changes in comparative financial data from 1994 to 1996. Comments on significant year-to-year fluctuations follow the table.

                                                       1996                                 1995                        1994
                                         ----------------------------------    ------------------------------   -------------------
                                                      Percent     Percent                  Percent   Percent                Percent
                                                      of Net      Increase                 of Net   Increase                of Net
(Dollars in thousands)                     Amount      Sales     (Decrease)     Amount     Sales   (Decrease)    Amount     Sales
===================================================================================================================================
Net sales
  Products .......................     $   688,519      66.8%       24.4%    $ 553,622      64.1%      15.5%   $ 479,314     63.1%
  Services .......................         341,672      33.2        10.3       309,787      35.9       10.3      280,857     36.9
                                  -------------------------------------------------------------------------------------------------
                                         1,030,191     100.0        19.3       863,409     100.0       13.6      760,171    100.0
Cost of sales
  Products .......................         425,016      61.7        21.9       348,560      63.0       11.8      311,790     65.0
  Services .......................         247,237      72.4        12.2       220,418      71.2       14.4      192,699     68.6
                                  -------------------------------------------------------------------------------------------------
                                           672,253      65.3        18.2       568,978      65.9       12.8      504,489     66.4
                                  -------------------------------------------------------------------------------------------------
Gross profit .....................         357,938      34.7        21.6       294,431      34.1       15.2      255,682     33.6
Selling and administrative expense         166,998      16.2        15.6       144,490      16.7       12.6      128,309     16.9
Research, development and
  engineering expense ............          50,576       4.9        17.3        43,130       5.0       17.8       36,599      4.8
                                  -------------------------------------------------------------------------------------------------
                                           217,574      21.1        16.0       187,620      21.7       13.8      164,908     21.7
                                  -------------------------------------------------------------------------------------------------
Operating profit .................         140,364      13.6        31.4       106,811      12.4       17.7       90,774     11.9
Other income, net ................          10,533       1.0        59.3         6,612       0.8       28.3        5,152      0.7
Minority interest ................          (4,393)     (0.4)    2,096.5          (200)      0.0      (89.7)      (1,948)    (0.3)
                                  -------------------------------------------------------------------------------------------------
Income before taxes ..............         146,504      14.2        29.4       113,223      13.1       20.5       93,978     12.4
Taxes on income ..................          49,079       4.7        32.6        37,014       4.3       21.5       30,467      4.0
                                  -------------------------------------------------------------------------------------------------
Net income .......................     $    97,425       9.5%       27.8%    $  76,209       8.8%      20.0%   $  63,511      8.4%

===================================================================================================================================

NET SALES

Net sales for 1996 totaled $1,030,191, which represented growth of $166,782 or
19.3 percent from 1995 and $270,020 or 35.5 percent from 1994. This was the Registrant's seventh consecutive year of record sales as well as the first year in the Registrant's 138 - year history that sales have exceeded the $1 billion mark.

Product net sales of $688,519 grew $134,897 or 24.4 percent from 1995 and $209,205 or 43.6 percent from 1994. During 1996, the Registrant experienced a significant growth in global sales of ATMs. Sales increased from all other major product lines, except in the electronic security products group. Total U.S. product revenue was up 23.7 percent from 1995. Sales of products outside the United States increased 38.3 percent from 1995 as compared with a 16.2 percent increase in 1995 from 1994.

Service net sales of $341,672 increased $31,885 or 10.3 percent from 1995 and were up $60,815 or 21.7 percent from 1994. The major factors contributing to the service revenue gain in 1996 were the growth of the installed base of equipment resulting from new product installations and continued growth of service offerings such as first-line maintenance.

Total product backlog of unfilled orders was $233,586 at December 31, 1996, compared with $168,754 at the end of 1995 and $152,511 at the end of 1994. While this increase in backlog can be considered positive, order backlog is not the sole indicator of future revenue streams. There are numerous other factors which influence the amount and timing of revenue in future periods.

COST OF SALES AND EXPENSES

Cost of sales for 1996 was $672,253, compared with $568,978 in 1995 and $504,489 in 1994.

Gross profits on product sales increased $58,441 and $95,979 from 1995 and 1994, respectively, to a level of $263,503 in 1996. Product gross margins in 1996 were
38.3 percent of product sales, compared with 37.0 percent in 1995 and 35.0 percent in 1994. The continued increase in product gross profits was a result of increased sales volumes and cost reduction efforts.

Service gross profits of $94,435 in 1996 increased from $89,369 in 1995 and $88,158 in 1994. Service gross margins as a percentage of service sales were
28.8 percent in 1995 and 31.4 percent in 1994, as compared with 27.6 percent in 1996. The reduction in service gross margins is due to a continued growth of new service offerings which have generated lower margins than traditional service offerings.

Supporting the Registrant's volume growth and market expansion, operating expenses increased $29,954 or 16.0 percent from 1995 and were $52,666 or 31.9 percent above 1994. Total operating expenses of $217,574 or 21.1 percent of net sales in 1996 represented a decrease from the 1995 and 1994 level of 21.7 percent. However, research, development and engineering expense has increased proportionately to the growth in net sales reflecting the Company's commitment to ensure a continuing flow of new products in the future.

Operating profit of $140,364 in 1996 represented an increase of $33,553 or 31.4 percent from 1995 and $49,590 or 54.6 percent from 1994. Operating profit again grew faster than net sales as manufacturing cost reductions and operating expense controls continue to cause the operating profit margin to widen from
12.4 percent and 11.9 percent in 1995 and 1994, respectively, up to 13.6 percent in 1996.

OTHER INCOME, NET AND MINORITY INTEREST

Other income, net increased $3,921 or 59.3 percent from 1995 and $5,381 or 104.4 percent from 1994. This increase is primarily due to higher investment income in 1996 as compared with 1995 as a result of continuing growth in Diebold Credit Corporation. Additionally, during 1996, the Registrant realized favorable returns on maturing investments that were previously considered uncertain. The increase in investment income was offset, however, by increases in certain expenses related to Company-owned insurance contracts and amortization related to certain assets.

Minority interest of $4,393 increased from $200 in 1995 and $1,948 in 1994. Minority interest consisted primarily of income or losses allocated to the minority ownership of InterBold and Diebold Financial Equipment Company, Ltd. (China). Minority interests for both companies are calculated as a percentage of profits of the joint ventures based on formulas defined in the relevant agreements establishing each venture.

INCOME

Income before taxes amounted to $146,504 in 1996. This was an increase of $33,281 or 29.4 percent from 1995 and $52,526 or 55.9 percent from 1994. Income before taxes also improved as a percentage of net sales, representing 14.2 percent in 1996, compared with 13.1 percent in 1995 and 12.4 percent in 1994.

The effective tax rate was 33.5 percent in 1996, compared with 32.7 percent in 1995 and 32.4 percent in 1994. The primary reason for the higher tax rate in 1996 was a reduction in tax-exempt interest as a percentage of pretax income and tax law changes that affected insurance contracts. Details of the reconciliation between the U.S. statutory rate and the effective tax rate are included in Note 12 of the 1996 Consolidated Financial Statements.

Net income increased to $97,425 or 9.5 percent of net sales, compared with income of $76,209 or 8.8 percent of net sales in 1995 and $63,511 or 8.4 percent of net sales in 1994.

MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITION

The Registrant continued to enhance its financial position during 1996. Total assets increased $109,306 or 14.6 percent to a 1996 year-end level of $859,101. Asset turnover (excluding cash, cash equivalents and short-term and long-term investment securities) was 1.70 and 1.71 in 1996 and 1995, respectively.

Total current assets at December 31, 1996, of $479,592 represented an increase of $103,380 or 27.5 percent from the prior year-end. The increase in trade receivables and inventories comprised the majority of this increase and was a result of higher sales volumes and continued expansion of international operations and other new business operations in 1996. Trade receivables increased $59,427 or 30.1 percent to a level of $256,572 at December 31, 1996. As a percentage of net sales, trade receivables were 20.1 percent and 22.8 percent in 1994 and 1995, respectively, as compared with 24.9 percent in 1996. Inventories at year-end 1996 totaled $109,432 which represented an increase of $18,430 or 20.3 percent from 1995. This increase in inventory was caused by the growth of product sales of 24.4 percent in 1996.

Long-term securities and other investments declined by $8,338 or 5.7 percent to a level of $138,403 at December 31, 1996, largely due to maturities of tax-exempt municipal bonds, which were reinvested into short-term investments. The Registrant anticipates being able to meet both short- and long-term operational funding requirements without liquidating individual securities prior to maturity by varying the timing of maturities within the portfolio. However, since most of these securities are marketable, they could readily be converted into cash and cash equivalents if needed.

Total property, plant and equipment, net of accumulated depreciation, was $95,934 at the end of 1996, which represented a net increase of $11,862 or 14.1 percent over prior year-end. Capital expenditures were $33,581 in 1996, compared with $35,308 in 1995. The 1996 capital expenditures resulted primarily from the need to meet higher manufacturing capacity requirements; expansion of facilities for research, software development, management development and support services; and continued investment in internal applications hardware and software. In 1996, the Registrant announced the expansion of Diebold Credit Corporation to manage the growing business of financing to customers. Finance receivables increased from $44,614 in 1995 to $46,030 in 1996 due to shipment of additional equipment under lease agreements.

Total current liabilities at December 31, 1996, were $228,220, which represented an increase of $39,142 or 20.7 percent from the prior year-end. The primary cause for the increase in current liabilities was an increase in accounts payable of $27,805 or 41.6 percent to a level of $94,709 from $66,904 in the prior year-end. The Registrant's current ratio was 2.1 at the end of 1996, compared with 2.0 at the end of 1995.

At December 31, 1996, the Registrant had lines of credit totaling $40,000, all unrestricted as to use. Due to the strong liquidity position, the Registrant continued its practice of having no long-term debt. The Registrant's financial position provides it with sufficient resources to meet future capital expenditures, dividend and working capital requirements. However, if the need arises, the Registrant's strong financial position should ensure the availability of adequate additional financial resources.

Pension liabilities were $20,308 at December 31, 1996, representing an increase of $2,785 or 15.9 percent over prior year-end. The net periodic pension costs of $4,669 charged to income in 1996 represented an increase of $1,141 from the prior year, primarily due to a continual increase in the Registrant's employee associates over the past several years resulting in an increase in service cost.

Minority interests of $13,140 represented the minority interest in InterBold owned by IBM and the minority interests in Diebold Financial Equipment Company, Ltd. (China) owned by the Aircraft Industries of China and the Industrial and Commercial Bank of China, Shanghai Pudong Branch. Shareholders' equity increased $67,890 or 13.4 percent to $575,570 at December 31, 1996. Shareholders' equity per share was $8.36 at the end of 1996, compared with $7.39 in 1995. The Common Shares of the Registrant are listed on the New York Stock Exchange with a symbol of DBD. There were approximately 58,251 shareholders as of December 31, 1996.

On January 30, 1997, the Board of Directors declared a three-for-two stock split effected in the form of a stock dividend, distributed on February 19, 1997, to shareholders of record on February 7, 1997. Accordingly, all numbers of Common Shares, except authorized shares and treasury shares, and all per share data have been restated to reflect this stock split. In addition to the stock split, the Board of Directors declared a first-quarter 1997 cash dividend of $0.125 per share. This amount, which represents a 10.3 percent increase from the prior year's quarterly dividend rate, will be paid on March 28, 1997, to shareholders of record on March 7, 1997. Comparative quarterly cash dividends paid in 1996 and 1995 were $0.1133 and $0.1067, respectively.

MANAGEMENT'S ANALYSIS OF CASH FLOWS

During 1996, the Registrant generated $93,635 in cash from operating activities, compared with $71,152 in 1995 and $39,017 in 1994. In addition to net income of $97,425, adjusted for depreciation, amortization and other charges of $32,963, increases in accounts payable and other certain assets and liabilities of $45,291 also increased cash provided by operations. Cash was utilized in operations to fund long-term finance receivables and increases in inventory levels and trade receivables as a result of additional sales volumes and growth of international operations. Expressed as a percentage of total assets employed, the Registrant's cash yield from operations was 10.9 percent in 1996, compared with 9.5 percent in 1995 and 5.9 percent in 1994.

Net cash generated from operating activities in 1996 was used to reinvest $52,478 in assets of the Registrant, compared with $43,173 in 1995 and $38,299 in 1994. The Registrant returned $31,190 to shareholders in the form of cash dividends paid during 1996, which was a 6.5 percent increase from 1995 and a
16.9 percent increase from 1994.

OTHER BUSINESS INFORMATION

In order to meet continuing worldwide demand, the Registrant has three new manufacturing facilities under construction located in Staunton and Danville, Virginia and in Lexington, North Carolina. In addition, the Registrant plans to expand and upgrade its existing operations in Canton, Ohio and Sumter, South Carolina. The new plants are expected to begin operations by the second half of 1997.

  ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
  -------      --------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                     DIEBOLD, INCORPORATED AND SUBSIDIARIES
                           DECEMBER 31, 1996 AND 1995
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                            1996          1995
=================================================================================================
ASSETS
Current assets
  Cash and cash equivalents ........................................     $  21,885      $  15,698
  Short-term investments (Note 3) ..................................        43,249         30,989
  Trade receivables ................................................       256,572        197,145
  Inventories (Note 4) .............................................       109,432         91,002
  Deferred income taxes (Note 12) ..................................        34,801         31,746
  Prepaid expense and other current assets .........................        13,653          9,632
-------------------------------------------------------------------------------------------------
     Total current assets ..........................................       479,592        376,212

-------------------------------------------------------------------------------------------------
Securities and other investments (Note 3) ..........................       138,403        146,741
Property, plant and equipment, at cost (Note 5) ....................       203,103        177,573
  Less accumulated depreciation and amortization ...................       107,169         93,501
-------------------------------------------------------------------------------------------------
                                                                            95,934         84,072
Deferred income taxes (Note 12) ....................................         7,426          5,096
Finance receivables (Note 6) .......................................        46,030         44,614
Other assets .......................................................        91,716         93,060
-------------------------------------------------------------------------------------------------
                                                                          $859,101       $749,795

=================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable .................................................     $  94,709      $  66,904
  Estimated income taxes ...........................................        11,300          7,910
  Accrued insurance ................................................        17,274         16,844
  Accrued installation costs .......................................        10,066          9,253
  Deferred income ..................................................        69,094         62,687
  Other current liabilities ........................................        25,777         25,480
-------------------------------------------------------------------------------------------------
     Total current liabilities .....................................       228,220        189,078

-------------------------------------------------------------------------------------------------
Pensions (Note 10) .................................................        20,308         17,523
Postretirement benefits (Note 10) ..................................        21,863         21,739
Minority interest (Note 2) .........................................        13,140         13,775
Commitments and contingencies (Note 13) ............................          --             --
Shareholders' equity (Note 8)
  Preferred Shares, no par value, authorized
    1,000,000 shares, none issued ..................................          --             --
  Common Shares, par value $1.25; authorized 125,000,000
    and 50,000,000 shares, respectively;
     issued 68,997,276 and 45,893,678 shares, respectively;
     outstanding 68,840,591 and 45,808,227 shares, respectively ....        86,246         57,367
  Additional capital ...............................................        28,110         52,420
  Retained earnings ................................................       478,667        412,432
  Treasury shares, at cost (156,685 and 85,451 shares, respectively)        (7,170)        (3,849)
  Other ............................................................       (10,283)       (10,690)

-------------------------------------------------------------------------------------------------
    Total shareholders' equity .....................................       575,570        507,680

-------------------------------------------------------------------------------------------------
                                                                          $859,101       $749,795

=================================================================================================

See accompanying Notes to Consolidated Financial Statements.





                        CONSOLIDATED STATEMENTS OF INCOME
                     DIEBOLD, INCORPORATED AND SUBSIDIARIES
                         YEARS ENDED DECEMBER 31, 1996,
                                  1995 AND 1994
                    (In thousands except per share amounts)

                                                      1996           1995            1994

============================================================================================
Net sales
  Products ..................................      $  688,519       $553,622       $479,314
  Services ..................................         341,672        309,787        280,857
--------------------------------------------------------------------------------------------
                                                    1,030,191        863,409        760,171

--------------------------------------------------------------------------------------------
Cost of sales
  Products ..................................         425,016        348,560        311,790
  Services ..................................         247,237        220,418        192,699
--------------------------------------------------------------------------------------------
                                                      672,253        568,978        504,489

--------------------------------------------------------------------------------------------
Gross profit ................................         357,938        294,431        255,682

Selling and administrative expense ..........         166,998        144,490        128,309
Research, development and engineering expense          50,576         43,130         36,599
--------------------------------------------------------------------------------------------
                                                      217,574        187,620        164,908

--------------------------------------------------------------------------------------------
Operating profit ............................         140,364        106,811         90,774

Other income (expense)
  Investment income .........................          19,307         16,111         11,051
  Miscellaneous, net ........................          (8,774)        (9,499)        (5,899)
Minority interest (Note 2) ..................          (4,393)          (200)        (1,948)

--------------------------------------------------------------------------------------------
Income before taxes .........................         146,504        113,223         93,978
Taxes on income (Note 12) ...................          49,079         37,014         30,467

--------------------------------------------------------------------------------------------
Net income ..................................      $   97,425       $ 76,209       $ 63,511

============================================================================================
Average number of shares (Notes 8 and 9) ....          68,796         68,649         68,243
Net income per share (Notes 8 and 9) ........      $     1.42       $   1.11       $   0.93
--------------------------------------------------------------------------------------------


See accompanying Notes to Consolidated Financial Statements.





                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     DIEBOLD, INCORPORATED AND SUBSIDIARIES
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (Dollars in thousands)

                                                     Common Shares
                                                     -------------
                                                                 Par     Additional   Retained     Treasury
                                                 Number*        Value      Capital    Earnings      Shares      Other*     Total

====================================================================================================================================
Balance,
 January 1, 1994................................ 30,288,734    $37,861     $64,767      $328,684   $(1,744)    $(2,177)   $427,391

------------------------------------------------------------------------------------------------------------------------------------
Net income - 1994...............................                                          63,511                            63,511
Stock options exercised.........................     36,184         46         819                                             865
Unearned compensation...........................      9,000         11         338                                 228         577
Performance shares (Note 8).....................     50,553         63       2,809                                           2,872
Dividends declared (Note 8).....................                                         (26,682)                          (26,682)
Translation adjustment..........................                                                                (5,974)     (5,974)
Treasury shares.................................                                                    (1,442)                 (1,442)
Unrealized loss on
  investment securities (Note 3)................                                                                (1,649)     (1,649)
Issuance of shares for acquisitions.............    130,675        163         207                                             370

------------------------------------------------------------------------------------------------------------------------------------
Balance,
  December 31, 1994............................. 30,515,146    $38,144     $68,940      $365,513   $(3,186)   $ (9,572)   $459,839

------------------------------------------------------------------------------------------------------------------------------------
Net income - 1995...............................                                          76,209                            76,209
Stock options exercised.........................     46,149         58         961                                           1,019
Unearned compensation...........................      9,000         11         294                                 344         649
Performance shares (Note 8).....................     55,050         69       1,755                                           1,824
Dividends declared (Note 8).....................                                         (29,290)                          (29,290)
Pensions (Note 10)..............................                                                                (1,087)     (1,087)
Translation adjustment..........................                                                                (2,982)     (2,982)
Treasury shares.................................                              (445)                   (663)                 (1,108)
Unrealized gain on
  investment securities (Note 3)................                                                                 2,607       2,607
Three-for-two stock split....................... 15,268,333     19,085     (19,085)                                            ---

------------------------------------------------------------------------------------------------------------------------------------
Balance,
  December 31, 1995............................. 45,893,678    $57,367     $52,420      $412,432   $(3,849)   $(10,690)   $507,680

------------------------------------------------------------------------------------------------------------------------------------
Net income - 1996...............................                                          97,425                            97,425
Stock options exercised.........................     86,918        108       1,208                                           1,316
Unearned compensation...........................      3,000          4         104                                 414         522
Performance shares (Note 8).....................     67,892         85       3,060                                           3,145
Dividends declared (Note 8).....................                                         (31,190)                          (31,190)
Pensions (Note 10)..............................                                                                   185         185
Translation adjustment..........................                                                                   240         240
Treasury shares.................................                                                    (3,321)                 (3,321)
Unrealized loss on
  investment securities (Note 3)................                                                                  (432)       (432)
Three-for-two stock split....................... 22,945,788     28,682     (28,682)                                            ---

------------------------------------------------------------------------------------------------------------------------------------
Balance,
  December 31, 1996............................. 68,997,276    $86,246     $28,110      $478,667   $(7,170)   $(10,283)   $575,570
------------------------------------------------------------------------------------------------------------------------------------

*See Note 8

See accompanying Notes to Consolidated Financial Statements.



                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              DIEBOLD, INCORPORATED AND SUBSIDIARIES
                                           YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                      (Dollars in thousands)

                                                                          1996                  1995                  1994
==================================================================================================================================
Cash flow from operating activities:
  Net income.....................................................       $97,425               $76,209                $63,511

  Adjustments to reconcile net income to cash
    provided by operating activities:
    Minority share of income.....................................         4,393                   200                  1,948
    Depreciation and amortization................................        20,984                14,174                 13,240
    Other charges and amortization...............................        11,979                15,284                 16,774
    Deferred income taxes........................................        (5,252)               (4,527)               (17,974)
    Loss on disposal of assets, net..............................           610                 1,786                  1,150
    Loss (gain) on sale of investments, net......................            10                  (810)                (2,316)
    Cash provided (used) by changes in certain
     assets and liabilities:
      Trade receivables..........................................       (59,427)              (44,038)               (23,851)
      Inventories................................................       (18,430)               (5,459)               (10,560)
      Prepaid expenses and other current assets..................        (3,948)               (2,450)                 9,094
      Accounts payable...........................................        27,805                 5,942                 16,370
      Other certain assets and liabilities.......................        17,486                14,841                (28,369)
------------------------------------------------------------------------------------------------------------------------------------
  Total adjustments..............................................        (3,790)               (5,057)               (24,494)
------------------------------------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities......................        93,635                71,152                 39,017

Cash flow from investing activities:
  Proceeds from maturities of investments........................        55,023                64,008                 72,460
  Proceeds from sales of investments.............................         5,675                16,184                 10,951
  Payments for purchases of investments..........................       (69,498)              (66,052)               (73,290)
  Capital expenditures...........................................       (33,581)              (35,308)               (22,641)
  Increase in other certain assets...............................       (10,223)              (22,131)               (28,477)
  Other..........................................................           126                   126                  2,698
------------------------------------------------------------------------------------------------------------------------------------
  Net cash used by investing activities..........................       (52,478)              (43,173)               (38,299)

Cash flow from financing activities:
  Dividends paid.................................................       (31,190)              (29,290)               (26,682)
  Distribution of affiliate's earnings to minority interest
    holder.......................................................        (5,719)               (2,527)                 ---
  Proceeds from issuance of Common Shares........................         1,248                 1,177                  2,291
  Other..........................................................           691                 1,074                  1,952
------------------------------------------------------------------------------------------------------------------------------------
  Net cash used by financing activities..........................       (34,970)              (29,566)               (22,439)

------------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents.................         6,187                (1,587)               (21,721)
Cash and cash equivalents at the beginning of the year...........        15,698                17,285                 39,006
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at the end of the year.................       $21,885               $15,698                $17,285
------------------------------------------------------------------------------------------------------------------------------------


See accompanying Notes to Consolidated Financial Statements.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES
                 (Dollars in thousands except per share amounts)

NOTE 1:  SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The Consolidated Financial Statements include the accounts of the Registrant and its wholly and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

STATEMENTS OF CASH FLOWS

For the purposes of the Consolidated Statements of Cash Flows, the Registrant considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash paid during 1996, 1995 and 1994 for income taxes amounted to $47,293, $40,487 and $37,488, respectively.

INTERNATIONAL OPERATIONS

The Registrant translates the assets and liabilities of its non-U.S. subsidiaries at the exchange rates in effect at year-end and the results of operations at the average rate throughout the year. The translation adjustments are recorded directly as a separate component of shareholders' equity, while transaction gains (losses) are included in net income. The Registrant does not have any investment-type transactions or any unperformed forward exchange contracts.

Sales to customers outside the United States approximated 22.3 percent of net sales in 1996, and 19.8 percent of net sales in 1995 and 1994. The investment used to generate this sales volume is considered minimal by management, due to heavy reliance on outside distributors worldwide.

FINANCIAL INSTRUMENTS

The carrying amount of financial instruments including cash and cash equivalents, trade receivables and accounts payable approximated fair value as of December 31, 1996 and 1995, because of the relatively short maturity of these instruments.

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

RESEARCH AND DEVELOPMENT

Total research and development costs charged to expense were $41,797, $35,470 and $28,029 in 1996, 1995 and 1994, respectively.

OTHER ASSETS

Other assets primarily consist of the costs in excess of the net assets of acquired businesses (goodwill), pension assets and certain other assets. These assets are stated at cost and, if applicable, are amortized ratably over a period of three to 25 years. The Registrant periodically monitors the value of goodwill by assessing whether the asset can be recovered over its remaining useful life through undiscounted cash flows generated by the underlying businesses.

DEFERRED INCOME

Deferred income is recognized for customer billings in advance of the period in which the service will be performed and is recognized in income on a straight-line basis over the contract period.

STOCK-BASED COMPENSATION

Prior to January 1, 1996, the Registrant accounted for its stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Registrant adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, Statement 123 also allows entities to continue to apply the provisions of APB Opinion 25 and provide pro forma net income and pro forma net income per share disclosures for employee stock option grants made in 1995 and future years as if the fair value based method defined in Statement 123 had been applied. The Registrant has elected to continue to apply the provisions of APB Opinion 25 and provide the pro forma disclosure provisions of Statement 123.

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

NOTE 3:  INVESTMENT SECURITIES

At December 31, 1996 and 1995, the investment portfolio was classified as available-for-sale due to the potential needs for liquidity to fund future acquisitions, joint ventures and strategic alliances throughout the world as part of a continuing strategy to strengthen the Registrant's global competitiveness. The marketable debt and equity securities are stated at fair value, and the Registrant includes as a separate component of shareholders' equity until realized net unrealized holding gains of $526 (net of taxes of $283) and net unrealized holding gains of $958 (net of taxes of $516) at December 31, 1996 and 1995, respectively. The fair value of securities and other investments is estimated based on quoted market prices.

The Registrant's investment securities, excluding insurance contracts, at December 31, are summarized as follows:

                                                     Amortized     Fair
                                                     Cost Basis    Value
--------------------------------------------------------------------------------
1996:
================================================================================
Short-term investments:

  Tax-exempt municipal bonds.................        $ 39,944      $ 40,137
  Certificates of deposit....................           3,112         3,112
--------------------------------------------------------------------------------
                                                     $ 43,056      $ 43,249
--------------------------------------------------------------------------------

Securities and other investments:
  Tax-exempt municipal bonds................         $ 94,473      $ 95,280
  Equity securities.........................           26,787        26,596
--------------------------------------------------------------------------------
                                                     $121,260      $121,876
--------------------------------------------------------------------------------


                                                     Amortized     Fair
                                                     Cost Basis    Value
--------------------------------------------------------------------------------
1995:
--------------------------------------------------------------------------------
Short-term investments:

  Tax-exempt municipal bonds ................        $ 25,609      $ 25,856
  Certificates of deposit ...................           5,133         5,133
--------------------------------------------------------------------------------
                                                     $ 30,742      $ 30,989


--------------------------------------------------------------------------------
Securities and other investments:
  Tax-exempt municipal bonds ................         $115,634     $117,285
  Equity securities .........................           24,997       24,573
--------------------------------------------------------------------------------
                                                      $140,631     $141,858

--------------------------------------------------------------------------------



The contractual maturities of tax-exempt municipal bonds at December 31, 1996, are as follows:
                                                     Amortized      Fair
                                                     Cost Basis     Value
--------------------------------------------------------------------------------
Due within one year.........................          $ 39,944     $ 40,137
Due after one year
 through five years.........................            93,488       94,298
Due after five years
 through 10 years...........................               985          982
--------------------------------------------------------------------------------
                                                      $134,417     $135,417
--------------------------------------------------------------------------------



NOTE 4:  INVENTORIES

Major classes of inventories at December 31, are summarized as follows:
                                                          1996        1995
--------------------------------------------------------------------------------
Finished goods and
  service parts.............................           $  40,348    $ 22,683
Work in process.............................              68,967      68,209
Raw materials...............................                 117         110
--------------------------------------------------------------------------------
                                                        $109,432    $ 91,002
--------------------------------------------------------------------------------


NOTE 5:  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, together with annual depreciation and amortization rates, consisted of the following:

                                                                  Annual
                                                1996       1995    Rates
--------------------------------------------------------------------------------
Land and land
  improvements...........................    $   4,805 $   4,337    5-20%
Buildings................................       36,004    34,856    2-20%
Machinery, equipment
  and rotatable
  spares.................................      134,398   125,404    5-40%
Leasehold
  improvements...........................        2,278     2,198    Lease
                                                                    Term

Construction in
  progress...............................       25,618    10,778    ---
--------------------------------------------------------------------------------
                                              $203,103   $177,573
--------------------------------------------------------------------------------


NOTE 6:  FINANCE RECEIVABLES

The components of finance receivables for the net investment in sales-type leases are as follows:


                                  1996        1995
--------------------------------------------------------------------------------
Total minimum
  lease receivables....      $  65,403    $  68,313
Estimated unguaranteed
  residual values......            254          --
--------------------------------------------------------------------------------
                                65,657       68,313
Less:  Unearned interest
          income.......        (19,543)     (23,699)
       Unearned residuals          (84)         --
--------------------------------------------------------------------------------
                               (19,627)     (23,699)
--------------------------------------------------------------------------------
                              $ 46,030     $ 44,614


--------------------------------------------------------------------------------
Future minimum lease receivables due from customers under sales-type leases as of December 31, 1996, are as follows:

--------------------------------------------------------------------------------
1997...................                    $ 8,943
1998...................                      9,482
1999...................                      9,734
2000...................                      9,755
2001...................                      9,670
Thereafter.............                     17,819
--------------------------------------------------------------------------------
                                           $65,403

--------------------------------------------------------------------------------


NOTE 7:  SHORT-TERM FINANCING

At December 31, 1996, bank credit lines approximated $40,000 with various banks for short-term financing. The Registrant had no outstanding borrowings under these agreements at December 31, 1996 and 1995.

The Registrant has informal understandings with certain banks to maintain compensating balances which are not legally restricted as to withdrawal. The lines of credit can be withdrawn at each bank's option.

NOTE 8:  SHAREHOLDERS' EQUITY

On January 30, 1997, the Board of Directors declared a three-for-two stock split effected in the form of a stock dividend, distributed on February 19, 1997, to shareholders of record on February 7, 1997. Prior to the 1997 stock split, on January 26, 1996, the Board of Directors declared a three-for-two stock split effected in the form of a stock dividend, distributed on February 23, 1996, to shareholders of record on February 9, 1996. Accordingly, all numbers of Common Shares, except authorized shares and treasury shares, and all per share data have been restated to reflect these stock splits.

On the basis of amounts declared and paid, the annualized quarterly dividends per share were $0.45 in 1996, $0.43 in 1995 and $0.39 in 1994.

At December 31, 1996, the Registrant has three stock-based compensation plans, which are described below. The Registrant applies APB Opinion 25 and related interpretations in accounting for its plans. Under the guidelines of APB Opinion 25, compensation cost for fixed and variable stock-based awards is measured by the excess, if any, of the market price of the underlying stock over the exercise price of the option at the grant date.

In the following chart, the Registrant provides net income and net income per share reduced by the pro forma amounts calculating compensation cost for the Registrant's fixed stock option plan consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 1996 and 1995, respectively: risk-free interest rates of 5.5 and 6.5 percent; dividend yield of 2.2 and 3.0 percent; expected lives of seven, six and four years for options granted in both 1996 and 1995; and volatility of 21 and 20 percent.


                                          1996         1995
                                          ----         ----
Net income
  As reported............               $97,425       $76,209

  Pro forma...............              $97,030       $76,096

Net income per share

  As reported............                 $1.42         $1.11

  Pro forma...............                $1.41         $1.11


Pro forma net income reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under Statement 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of five years and compensation cost for options granted prior to January 1, 1995, is not considered.

FIXED STOCK OPTIONS

Under the 1991 Equity and Performance Incentive Plan (1991 Plan), Common Shares are available for grant of options at a price not less than 85 percent of the fair market value of the Common Shares on the date of grant. The exercise price of options granted in 1996 and 1995 was equal to the market price at the grant date, and accordingly, no compensation cost has been recognized. In general, options are exercisable in cumulative annual installments over five years, beginning one year from the date of grant. The number of Common Shares that may be issued or delivered pursuant to the 1991 Plan is 3,265,313, of which 2,365,052 shares were available for issuance at December 31, 1996. The 1991 Plan will expire on April 2, 2002.

The 1991 Plan replaced the Amended and Extended 1972 Stock Option Plan (1972
Plan), which expired by its terms on April 2, 1992. Awards already outstanding under the 1972 Plan are unaffected by the adoption of the 1991 Plan.

The following is a summary with respect to options outstanding at December 31, 1996, 1995 and 1994, and activity during the years ending on those dates:

                                                        1996                       1995                     1994
                                           -------------------------     -----------------------   ----------------------
                                                           Weighted-                  Weighted-                 Weighted-
                                                            Average                    Average                   Average
                                                           Exercise                   Exercise                  Exercise
                                               Shares       Price          Shares       Price        Shares       Price
                                               ------       -----          ------       -----        ------       -----

Outstanding at the beginning of year          1,180,283     $  12          996,366      $  11        883,475       $  9

Options granted                                 500,438        29          308,476         16        195,525         17

Options exercised                              (130,377)       10         (103,836)         8        (81,414)         8

Options expired or forfeited                    (20,799)       17          (20,723)        14         (1,220)         7

-----------------------------------------------------------------------------------------------------------------------------

Outstanding at the end of year                1,529,545     $  18        1,180,283      $  12        996,366      $  11

-----------------------------------------------------------------------------------------------------------------------------

Options exercisable at end of year              577,198                    472,712                   363,519

Weighted-average fair value
  of options granted during the year              $  29                      $  16                     $  17


The following table summarizes pertinent information regarding fixed stock options outstanding and options exercisable at December 31, 1996:

                                                  Options Outstanding                       Options Exercisable
                                         --------------------------------------          ---------------------------
                                                       Weighted-
                                                        Average
                                         Number         Remaining      Weighted-           Number           Weighted-
                                          of           Contractual      Average              of              Average
                                        options           Life         Exercise            options           Exercise
    Range of Exercise Prices          outstanding      (In years)        Price           exercisable          Price

-----------------------------------------------------------------------------------------------------------------------------

     $  9       -    9                    28,476           0.25          $  9                28,476           $  9
        6       -   15                    54,320           1.25            10                41,027              9
        6       -   18                    75,686           2.25            11                57,962              9
        7       -   16                   104,054           3.25            10                73,670              8
        6       -   38                   241,865           4.25            25                83,802              6
        9       -    9                   126,593           5.00             9                94,395              9
       13       -   13                   169,493           6.00            13                93,758             13
       17       -   18                   136,935           7.00            17                49,590             17
       15       -   19                   254,475           8.00            16                54,518             16
       24       -   38                   337,648           9.00            27                 --                --
                                       ---------                                         ----------
                                       1,529,545           6.08          18.03              577,198           10.44
                                       ---------                                         ----------

RESTRICTED SHARE GRANTS

The 1991 Plan also provides for the issuance of restricted shares without cost to certain employee associates. Outstanding shares granted at December 31, 1996, totaled 147,263 restricted shares. The shares are subject to forfeiture under certain circumstances. Unearned compensation representing the fair market value of the shares at the date of grant will be charged to income over the three-to-five-year vesting period.

PERFORMANCE SHARE GRANTS

The 1991 Plan also provides for the issuance of Common Shares based on certain management objectives achieved within a specified performance period of at least one year as determined by the Board of Directors. The management objectives set in 1996 are based on a three-year performance period ending December 31, 1998. The management objectives for the period ended December 31, 1996, were set in April 1994. The objectives were exceeded and a payout was made in the form of a combination of cash and Common Shares in 1997.

The compensation cost that has been charged against income for its performance-based share grant plan was $13,534, $7,201 and $5,169 in 1996, 1995 and 1994, respectively.

In February 1989, the Board of Directors declared a dividend distribution of one right for each outstanding Common Share of the Registrant. Pursuant to the Rights Agreement covering the Shareholder Rights Plan, each right entitles the registered holder to purchase one one-hundredth of a share of Cumulative Redeemable Serial Preferred Shares, without par value, at a price of $130. The rights become exercisable 20 days after a person or group acquires 20 percent or more of the Registrant's shares. At that time, rights certificates would be issued and could be traded independently from the Registrant's shares. If the Registrant is involved in certain mergers or other business combination transactions at any time after the rights become exercisable, then the rights will be modified so as to entitle the holder to buy a number of an acquiring Registrant's shares having a market value of twice the exercise price of each right. In addition, if a holder of 20 percent or more acquires the Registrant by means of a reverse merger in which the Registrant and its shares survive, or engages in certain other self-dealing transactions with the Registrant, each right not owned by the acquirer will become exercisable for a number of Common Shares of the Registrant with a market value of two times the exercise price of the right. The rights are redeemable for $0.01 per right at any time before 20 percent or more of the Registrant's shares have been acquired, and will expire on February 10, 1999, unless redeemed earlier by the Registrant. As a result of the stock split effected on February 19, 1997, each Common Share is currently accompanied by one-fifth of a right.

NOTE 9:  NET INCOME PER SHARE

The net income per share computations are based upon the weighted-average number of Common Shares outstanding during each year. The inclusion in the computation of incremental shares applicable to outstanding stock options and performance shares would have no material effect.

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

In 1996, the Registrant exercised its option to change the measurement date on which plan assets and obligations are determined from December 31 to September
30. The September 30 measurement date is intended to be used consistently from year to year.

Approximately 90 percent of the plan assets at September 30, 1996, and December 31, 1995, respectively, were invested in listed stocks and investment grade bonds.

A summary of the components of net periodic pension costs follows:

                                             1996      1995       1994
--------------------------------------------------------------------------------
Benefit earned
  during the year.....                   $   7,140  $  6,360    $  5,384
Interest accrued on
  projected benefit
  obligation..........                      13,405    12,268      10,327
Actual return on
  plan assets.........                     (21,546)  (42,503)    (14,209)
Net amortization and
  deferral............                       5,670    27,403        (483)
--------------------------------------------------------------------------------
Net periodic pension
  costs...............                   $   4,669  $  3,528    $  1,019
--------------------------------------------------------------------------------




Assumptions used to measure the projected benefit obligation and the expected long-term rate of return on plan assets at September 30, 1996, December 31, 1995 and 1994 are as follows:

                                                1996      1995     1994
--------------------------------------------------------------------------------
Discount rate............                      7.25%     7.25%     7.25%
Expected long-term
  rate of return on
  plan assets............                      9.00%     9.00%     9.00%
Rate of increase in
 compensation levels ....                      5.00%     5.00%     5.50%

--------------------------------------------------------------------------------


Minimum liabilities have been recorded in 1996, 1995 and 1994 for the plans whose total accumulated benefit obligation exceeded the fair value of the plan's assets.

The Registrant offers an employee associate 401(k) Savings Plan (Savings Plan) to encourage eligible employee associates to save on a regular basis by payroll deductions, and to provide them with an opportunity to become shareholders of the Registrant. Under the Savings Plan in 1996, the Registrant matched 80 percent of a participating employee associate's first 4 percent of contributions and 40 percent of a participating employee associate's second 4 percent of contributions.

The following table sets forth the funded status and amounts recognized in the Consolidated Balance Sheets at December 31, for the Registrant's defined benefit pension plans:

                                                                   1996                                    1995
--------------------------------------------------------------------------------------------------------------------------------
                                                      Plan assets       Accumulated            Plan assets       Accumulated
                                                      in excess of       benefits in           in excess of      benefits in
                                                      accumulated        excess of            accumulated        excess of
                                                       benefits          plan assets           benefits          plan assets
--------------------------------------------------------------------------------------------------------------------------------

Fair value of plan assets.........................      $205,962           $ 11,724              $188,872           $ 12,617
Less:
  Actuarial present value of projected
   benefit obligation:
    Vested employee associates....................       117,974             24,399               111,082             23,717
    Nonvested employee associates.................         6,405              4,843                 6,732              4,318
--------------------------------------------------------------------------------------------------------------------------------
    Accumulated benefit obligation................       124,379             29,242               117,814             28,035
    Amounts related to future
      salary increases............................        36,037              2,249                17,815              1,574
--------------------------------------------------------------------------------------------------------------------------------
Total projected benefit obligation................       160,416             31,491               135,629             29,609

--------------------------------------------------------------------------------------------------------------------------------
Plan assets less projected benefits...............        45,546            (19,767)               53,243            (16,992)
  Unrecognized prior service costs, net...........         5,718              2,667                 6,302              3,144
  Unamortized net transition (asset)
    obligation....................................       (12,863)               240               (14,407)               299
  Unrecognized net (gain) loss....................       (19,016)             4,597               (24,620)             4,207
  Adjustment required to recognize
    minimum liability.............................           ---             (5,255)                  ---             (6,076)
--------------------------------------------------------------------------------------------------------------------------------

  Prepaid pension costs (accrued obligations).....       $19,385           $(17,518)             $ 20,518           $(15,418)
--------------------------------------------------------------------------------------------------------------------------------

In addition to providing pension benefits, the Registrant provides healthcare and life insurance benefits for certain retired employee associates. Eligible employee associates may be entitled to these benefits based upon years of service with the Registrant, age at retirement and collective bargaining agreements. Presently, the Registrant has made no commitments to increase these benefits for existing retirees or for employee associates who may become eligible for these benefits in the future. Currently there are no plan assets, and the Registrant funds the benefits as the claims are paid.

A summary of the components of net periodic postretirement (life and healthcare) benefit costs follows:


                                            1996      1995      1994
=========================================================================
Interest cost......................       $1,806    $2,104   $1,925
Service cost ......................           57        61       59
Amortization ......................           --       207       93
--------------------------------------------------------------------------
Net periodic postretirement
 benefit cost......................       $1,863    $2,372    $2,077
--------------------------------------------------------------------------



The effect of a one percentage point annual increase in the assumed healthcare cost trend rate would increase the service and interest cost components of the healthcare benefits from $1,645 to $1,787, an 8.6 percent increase.

Measurement of the accumulated postretirement benefit obligation at September 30, 1996, and December 31, 1995, was based on a discount rate of 7.25 percent in 1996 and 1995. The following table sets forth the components of the accumulated postretirement benefit obligation at December 31:

                                                          1996       1995
--------------------------------------------------------------------------
Retirees                                               $24,545     $24,857
Fully eligible active
    plan participants...............                       209         447
Other active plan participants......                       841         768
--------------------------------------------------------------------------
Accumulated postretirement
    benefit obligation..............                    25,595      26,072
Unrecognized net loss...............                      (778)     (1,373)
--------------------------------------------------------------------------
Accrued postretirement
    benefit obligation..............                   $24,817     $24,699

--------------------------------------------------------------------------


The postretirement benefit obligation was determined by application of the terms of medical and life insurance plans together with relevant actuarial assumptions and healthcare cost trend rates projected at annual rates declining from 9.0 percent in 1996 to 4.5 percent through the year 2005 as well as the following years. The effect of a one percentage point annual increase in these assumed healthcare cost trend rates would increase the healthcare accumulated postretirement benefit obligation from $23,185 to $25,265, a 9.0 percent increase.

NOTE 11: LEASES

The Registrant's future minimum lease payments due under operating leases for real and personal property in effect at December 31, 1996, are as follows:


                                              Real      Vehicles and
Expiring                          Total      Estate       Equipment
--------------------------------------------------------------------------------
1997 ...................          $23,668    $ 7,179      $16,489
1998 ...................           20,199      6,160       14,039
1999 ...................           12,531      4,933        7,598
2000 ...................            6,346      4,108        2,238
2001 ...................            3,361      3,346           15
Thereafter .............            9,595      9,595         --
--------------------------------------------------------------------------------
                                  $75,700    $35,321      $40,379
--------------------------------------------------------------------------------


Rental expense for 1996, 1995 and 1994 under all lease agreements amounted to approximately $28,100, $22,000 and $18,100, respectively.

NOTE 12:  INCOME TAXES

Income tax expense attributable to income from continuing operations consists of:

                                  1996      1995       1994
--------------------------------------------------------------------------------
Federal and international
  Current............            $45,082     $33,127    $39,115
  Deferred...........             (2,696)     (1,113)   (12,795)
--------------------------------------------------------------------------------
                                  42,386      32,014     26,320
State and local
  Current..........                7,203       5,339      5,211
  Deferred.........                 (510)       (339)    (1,064)
--------------------------------------------------------------------------------
                                   6,693       5,000      4,147
--------------------------------------------------------------------------------
                                 $49,079     $37,014    $30,467

--------------------------------------------------------------------------------

In addition to the 1996 income tax expense of $49,079, certain deferred income tax expenses of $(133) were allocated directly to shareholders' equity.

A reconciliation of the difference between the U.S. statutory tax rate and the effective tax rate is as follows:

                         1996       1995       1994
--------------------------------------------------------------------------------
Statutory tax rate....   35.0%      35.0%      35.0%
State and local income
  taxes, net of federal
  tax benefit.........    3.0        2.9        2.9
Exempt income.........   (2.7)      (3.2)      (3.9)
Insurance contracts...   (2.3)      (3.9)      (4.3)
Other.................     .5        1.9        2.7
--------------------------------------------------------------------------------
Effective tax rate       33.5%      32.7%      32.4%
--------------------------------------------------------------------------------



Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Registrant's deferred tax assets and liabilities are as follows:

                                1996        1995
--------------------------------------------------------------------------------
DEFERRED TAX ASSETS:
Postretirement benefits....    $13,194     $12,486
Accrued expenses...........     16,686      14,661
Inventory..................      6,396       5,822
Partnership income.........      4,079       2,664
Deferred revenue...........      6,566       7,757
Net operating
   loss carryforwards......      1,362       2,405
State deferred taxes.......      6,316       5,155
Other......................      8,639       7,496
--------------------------------------------------------------------------------
                                63,238      58,446
Valuation allowance.......      (1,441)     (2,457)
--------------------------------------------------------------------------------
Net deferred tax assets...      61,797      55,989
--------------------------------------------------------------------------------


DEFERRED TAX LIABILITIES:

Pension...................       7,021      7,591
Amortization..............       3,973      3,820
Depreciation..............       2,483      2,251
Other.....................       6,093      5,485
--------------------------------------------------------------------------------
Net deferred tax
  liabilities.............      19,570     19,147
--------------------------------------------------------------------------------
Net deferred tax asset....     $42,227    $36,842
--------------------------------------------------------------------------------




At December 31, 1996, the Registrant's international subsidiaries had deferred tax assets relating to net operating loss carryforwards of $1,441, that expire in years 1997 through 2003. For financial reporting purposes, a valuation allowance of $1,441 has been recognized to offset the deferred tax assets relating to the net operating loss carryforwards.

NOTE 13: COMMITMENTS AND
CONTINGENCIES

At December 31, 1996, the Registrant was a party to several lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the Registrant's financial position or results of operations.

NOTE 14: SEGMENT INFORMATION

The Registrant operates predominantly in one industry segment, financial systems and equipment. This industry segment accounts for more than 90 percent of the consolidated revenues, operating profit and identifiable assets.

The Registrant had one customer, IBM, its partner in the InterBold joint venture, that accounted for $157,639 of the total net sales of $1,030,191 in 1996 and $101,363 of the total net sales of $863,409 in 1995.

NOTE 15: QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

See "Comparison of Selected Quarterly Financial Data (Unaudited)" on page 31 of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENT DISCLOSURE

In the Registrant's written or oral statements, the use of the words "believes", "anticipates", "expects" and similar expressions is intended to identify forward-looking statements which have been made and may in the future be made by or on behalf of the Registrant, including statements concerning future operating performance, the Registrant's share of new and existing markets, and the Registrant's short- and long-term revenue and earnings growth rates. Although the Registrant believes that its outlook is based upon reasonable assumptions regarding the economy, its knowledge of its business, and on key performance indicators which impact the Registrant, there can be no assurance that the Registrant's goals will be realized. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Registrant undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Numerous risks and uncertainties could cause actual results to differ materially from those anticipated in forward-looking statements. These include, but are not limited to:

-competitive pressures, including pricing pressures and technological developments;

-changes in the Registrant's relationships with customers, suppliers, distributors and/or partners in its business ventures;

-changes in political, economic or other factors such as currency exchange rates, inflation rates, recessionary or expansive trends, taxes and regulations and laws affecting the worldwide business in each of the Registrant's operations;

-acceptance of the Registrant's product and technology introductions in the marketplace; and

-unanticipated litigation, claims or assessments.


COMPARISON OF SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                   1ST QUARTER               2ND QUARTER               3RD QUARTER                4TH QUARTER
 (Dollars in thousands           1996       1995            1996       1995           1996        1995           1996       1995
 except per share amounts)
----------------------------------------------------------------------------------------------------------------------------------
Net sales ...............      $215,886    $197,047       $248,337    $206,900       $271,796    $216,000      $294,172    $243,462
Gross profit ...........         73,922      64,509         87,635      72,983         94,386      74,290       101,995      82,649
Net income ..........            18,039      15,189         24,427      18,944         26,673      20,543        28,286      21,533
Net income
  per share  ..........            0.26        0.22           0.36        0.28           0.39        0.30          0.41        0.31
------------------------------------------------------------------------------------------------------------------------------------

See Note 15 to Consolidated Financial Statements and 5-Year Summary 1996-1992.

                              REPORT OF MANAGEMENT

The management of the Registrant is responsible for the contents of the consolidated financial statements, which are prepared in conformity with generally accepted accounting principles. The consolidated financial statements necessarily include amounts based on judgments and estimates. Financial information elsewhere in the Form 10-K is consistent with that in the consolidated financial statements.

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

   The Audit Committee of the Board of Directors, composed of directors who are not members of management, meets regularly with management, the independent auditors and the internal auditors to ensure that their respective responsibilities are properly discharged. KPMG Peat Marwick LLP and the Internal Audit organization have full and independent access to the Audit Committee.

Gerald F. Morris

Executive Vice President and Chief Financial Officer



-----------------------------------------------------------------------------------------------------------------------------------
                                                          5-YEAR SUMMARY 1996-1992

-----------------------------------------------------------------------------------------------------------------------------------
                                                   DIEBOLD, INCORPORATED AND SUBSIDIARIES
                                                          SELECTED FINANCIAL DATA

                                             (IN THOUSANDS EXCEPT PER SHARE AMOUNTS AND RATIOS)

                                                                    1996         1995       1994          1993        1992
===============================================================================================================================
OPERATING RESULTS
Net sales ..................................................... $ 1,030,191   $ 863,409   $ 760,171     $ 623,277    $ 543,852
Cost of sales .................................................     672,253     568,978     504,489       413,239      358,031
Gross profit ..................................................     357,938     294,431     255,682       210,038      185,821
Selling and administrative expense ............................     166,998     144,490     128,309       106,110       96,100
Research, development and engineering expense .................      50,576      43,130      36,599        34,838       35,920
Operating profit ..............................................     140,364     106,811      90,774        69,090       53,801
Other income, net .............................................      10,533       6,612       5,152         5,664        3,519
Minority interest .............................................      (4,393)       (200)     (1,948)       (4,239)      (2,484)
Income before taxes and cumulative effect .....................     146,504     113,223      93,978        70,515       54,836
Taxes on income ...............................................      49,079      37,014      30,467        22,141       13,699
Net income (Note A) ...........................................      97,425      76,209      63,511        48,374       23,205
Income per share before cumulative effect (Note B) ............        1.42        1.11        0.93          0.71         0.61
Net income per share (Note A and Note B) ......................        1.42        1.11        0.93          0.71         0.34
--------------------------------------------------------------------------------------------------------------------------------
DIVIDEND AND COMMON SHARE DATA
Average shares outstanding (Note B) ...........................      68,796      68,649      68,243        68,020       67,669
Common dividends paid ......................................... $    31,190   $  29,290   $  26,682     $  24,191    $  22,463
Common dividends paid per share (Note B) ......................        0.45        0.43        0.39          0.36         0.33

--------------------------------------------------------------------------------------------------------------------------------
YEAR-END FINANCIAL POSITION
Current assets ................................................ $   479,592   $ 376,212   $ 329,658     $ 311,500    $ 290,729
Current liabilities ...........................................     228,220     189,078     159,755       138,571      117,612
Net working capital ...........................................     251,372     187,134     169,903       172,929      173,117
Property, plant and equipment, net ............................      95,934      84,072      64,713        60,660       60,601
Total assets ..................................................     859,101     749,795     666,174       609,019      558,914
Long-term debt, less current maturities .......................          --          --          --            --           --
Shareholders' equity ..........................................     575,570     507,680     459,839       427,391      399,674
Shareholders' equity per share (Note C) .......................        8.36        7.39        6.70          6.27         5.90
--------------------------------------------------------------------------------------------------------------------------------
RATIOS
Pretax profit on net sales (%) ................................        14.2%       13.1%       12.4%         11.3%        10.1%
Current ratio .................................................      2.1 to 1    2.0 to 1    2.1 to 1      2.3 to 1    2.5 to 1
--------------------------------------------------------------------------------------------------------------------------------
OTHER DATA
Capital expenditures .............................................$   33,581   $  35,308   $  22,641    $  18,343    $  11,977
Depreciation and amortization ....................................    20,984      14,174      13,240       12,231       12,502
-----------------------------------------------------------------------------------------------------------------------------------

Note A -- 1992 amounts include a one-time charge of $17,932 ($0.27 per share) resulting from the adoption of Statement 106, "Employers' Accounting for Postretirement Benefits Other than Pensions."
Note B -- After adjustment for stock splits.
Note C -- Based on shares outstanding at year-end adjusted for stock splits.


ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
-------       -----------------------------------------------------------
              AND FINANCIAL DISCLOSURE.
              -------------------------

     There have been no changes in accountants or disagreements with accountants on accounting and financial disclosures.

PART III.

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
--------      ---------------------------------------------------

     Information with respect to directors of the Registrant is included on pages 4 through 8 of the Registrant's proxy statement for the 1997 Annual Meeting of Shareholders ("1997 Annual Meeting") and is incorporated herein by reference. Refer to pages 6 through 9 of this Form 10-K for information with respect to executive officers.

ITEM 11.      EXECUTIVE COMPENSATION.
--------      -----------------------

     Information with respect to executive compensation is included on pages 9 through 18 of the Registrant's proxy statement for the 1997 Annual Meeting and is incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------      ---------------------------------------------------------------

     Information with respect to security ownership of certain beneficial owners and management is included on pages 2 through 7 of the Registrant's proxy statement for the 1997 Annual Meeting and is incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------      -----------------------------------------------

     The information with respect to certain relationships and related transactions set forth under the caption "Compensation Committee Interlocks and Insider Participation" on page 8 of the Registrant's proxy statement for the 1997 Annual Meeting is incorporated herein by reference.

PART IV.

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.
--------      ----------------------------------------------------------------

(a)     Documents filed as a part of this report.

        1. The following additional information for the years 1996, 1995 and 1994 is submitted herewith:

            Independent Auditors' Report on Financial Statements and Financial Statement Schedule

            SCHEDULE II.   Valuation and Qualifying Accounts

            All other schedules are omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

-------------------------------------------------------------------------------
ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.
--------    ----------------------------------------------------------------
            (continued)
            -----------

       2.     Exhibits

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

              3.2 Certificate of Amendment by Shareholders to Amended Articles of Incorporation of Diebold, Incorporated -incorporated by reference to Exhibit 3.2 to Registrant's Form 10-Q for the quarter ended March 31, 1996.

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

       *     10.3 (i)   Supplemental Retirement Benefit Agreement with William
                        T. Blair -- incorporated by reference to Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

       *     10.3 (ii)  Consulting Agreement with William T. Blair.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.
-------------------------------------------------------------------------
         (continued)
         -----------

        *   10.9        Long-Term Executive Incentive Plan -- incorporated by
                        reference to Exhibit 10.9 of Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

        *  10.10        1992 Deferred Incentive Compensation Plan (as
                        amended and restated as of July 1, 1993) -- incorporated by reference to Exhibit 10.10 to Registrant's Annual
                        Report on Form 10-K for the year ended December 31, 1993.

        *  10.11        Annual Incentive Plan -- incorporated by reference to
                        Exhibit 10.11 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

        *  10.12        Employment Agreement with Robert P. Barone --
                        incorporated by reference to Exhibit 10.12 to Registrant's Form 10-Q for the quarter ended September
                        30, 1994.

        *  10.13        Forms of Deferred Compensation Agreement and Amendment
                        No. 1 to Deferred Compensation Agreement.

           21.          Subsidiaries of the Registrant.

           23.          Consent of Independent Auditors.

           24.          Power of Attorney.

           27.          Financial Data Schedule.

        * Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 14(c) of this report.

(b)     Reports on Form 8-K.

        No reports on Form 8-K were filed during the fourth quarter of 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           DIEBOLD, INCORPORATED

 March 7, 1997                             By:   /s/Robert W. Mahoney
-----------------                              -------------------------------
    Date                                            Robert W. Mahoney
                                                    Chairman of the Board and
                                                    Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                           Title                        Date
       ---------                           -----                        ----

/s/Robert W. Mahoney           Chairman of the Board and          March 7, 1997
----------------------          Chief Executive Officer           --------------
  Robert W. Mahoney             (Principal Executive Officer)


/s/Gerald F. Morris            Executive Vice President           March 7, 1997
-------------------            and Chief Financial Officer        -------------
  Gerald F. Morris              (Principal Accounting and
                                Financial Officer)

/s/Louis V. Bockius III        Director                           March 7, 1997
-----------------------                                           -------------
  Louis V. Bockius III

/s/Daniel T. Carroll           Director                           March 7, 1997
-----------------------                                           -------------
  Daniel T. Carroll

          *                    Director                           March 7, 1997
-----------------------                                           -------------
  Richard L. Crandall

          *                    Director                           March 7, 1997
-----------------------                                           -------------
  Donald R. Gant

/s/L. Lindsey Halstead         Director                           March 7, 1997
-----------------------                                           -------------
  L. Lindsey Halstead

         *                     Director                           March 7, 1997
-----------------------                                           -------------
  Phillip B. Lassiter

       Signature                           Title                        Date
       ---------                           -----                        ----

        *                                Director                March 7, 1997
---------------------                                            -------------
  John N. Lauer

        *                                Director                March 7, 1997
---------------------                                            -------------
  William F. Massy

        *                                Director                March 7, 1997
--------------------                                             -------------
  Gregg A. Searle

/s/W. R. Timken, Jr.                     Director                March 7, 1997
-----------------------                                          -------------
  W. R. Timken, Jr.

* The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and directors of the Registrant and filed with the Securities and Exchange Commissions on behalf of such officers and directors.

Dated:  March 7, 1997                 *By:    /s/Gerald F. Morris
       ---------------                   ----------------------------------
                                         Gerald F. Morris, Attorney-in-Fact

                         INDEPENDENT AUDITORS' REPORT ON
              FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Shareholders
Diebold, Incorporated

We have audited the accompanying consolidated balance sheets of Diebold, Incorporated and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in Item 14 (a)(1) of Form 10-K of Diebold, Incorporated for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements and financial statement schedule are the responsibility of the Registrant's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diebold, Incorporated and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/KPMG Peat Marwick LLP

KPMG PEAT MARWICK LLP
Cleveland, Ohio
January 16, 1997, except for the first paragraph of Note 8, which is as of January 30, 1997





                                              DIEBOLD, INCORPORATED AND SUBSIDIARIES

                                          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                           YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                Balance at                                                    Balance
                                                beginning                                                     at end
                                                of period          Additions            Deductions            of period
                                                ---------          ---------            ----------            ---------
Year ended December 31, 1996
-----------------------------
Allowance for doubtful accounts                  $5,541,954        $2,273,553           $1,898,452            $5,917,055


Year ended December 31, 1995
-----------------------------
Allowance for doubtful accounts                  $4,053,864        $1,733,449             $245,359            $5,541,954


Year ended December 31, 1994
-----------------------------
Allowance for doubtful accounts                  $1,082,506        $3,000,000              $28,642            $4,053,864

                                                                40



                                  EXHIBIT INDEX
                                  -------------

EXHIBIT NO.        DOCUMENT DESCRIPTION                                                   PAGE NO.
-----------        --------------------                                                   --------

10.2               Schedule of Certain Officers who                                             42
                   are Parties to Employment Agreements


10.3 (ii)          Consulting Agreement with William T. Blair                                   43


10.13              Forms of Deferred Compensation Agreement and                                 44
                   Amendment No. 1 to Deferred Compensation Agreement


21                 Subsidiaries of the Registrant                                               45


23                 Consent of Independent Auditors                                              46


24                 Power of Attorney                                                            47


27                 Financial Data Schedule                                                      48