Form 10-Q
period 1997-03-31
DIEBOLD INC
filed 1997-04-30
CIK 28823

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended March 31, 1997

                                       OR

           ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from .......... to ..........

             Commission file number 1-4879
                                    ------

                              DIEBOLD, INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Ohio                                          34-0183970
--------------------------------                     ----------------------
  (State or other jurisdiction                          (IRS Employer
of incorporation or organization)                    Identification Number)

5995 Mayfair Road, P.O. Box 3077, North Canton, Ohio          44720-8077
----------------------------------------------------      -----------------
 (Address of principal executive offices)                     (Zip Code)

       Registrant's telephone number, including area code:   (330) 489-4000
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

                                                      Yes  X    No
                                                          ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Shares, as of the latest practicable date.

      Class                                 Outstanding at April 28, 1997
      -----                                 -----------------------------
Common Shares  $1.25 Par Value                 68,951,480      Shares
------------------------------                 ----------

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX

                                                                       Page No.
                                                                       --------

PART I.      FINANCIAL INFORMATION

      ITEM 1.     Financial Statements

                  Condensed Consolidated Balance Sheets -
                  March 31, 1997 and December 31, 1996                      3

                  Condensed Consolidated Statements of Income -
                  Three Months Ended March 31, 1997 and 1996                4

                  Condensed Consolidated Statements of Cash Flows -
                  Three Months Ended March 31, 1997 and 1996                5

                  Notes to Condensed Consolidated Financial Statements      6


      ITEM 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             7


PART II.  OTHER INFORMATION

      ITEM 4.     Submission of Matters to a Vote of Security Holders       8

      ITEM 6.     Exhibits and Reports on Form 8-K                          9


SIGNATURES                                                                  11

INDEX TO EXHIBITS                                                           12

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES
                                    FORM 10-Q
                         PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                 (Dollars in thousands except per share amounts)

                                                                                            (Unaudited)
                                                                                              March 31,              December 31,
                                                                                                1997                    1996
                                                                                             ----------              -----------
 ASSETS
 ------
Current assets
    Cash and cash equivalents                                                                 $  33,607               $  21,885
    Short-term investments                                                                       41,748                  43,249
    Trade receivables                                                                           279,907                 256,572
    Inventories                                                                                 119,812                 109,432
    Prepaid expenses and other current assets                                                    54,271                  56,385
                                                                                              ---------               ---------
       Total current assets                                                                     529,345                 487,523

Securities and other investments                                                                145,773                 138,403

Property, plant and equipment, at cost                                                          221,263                 203,103
Less accumulated depreciation and amortization                                                  109,863                 107,169
                                                                                              ---------               ---------
                                                                                                111,400                  95,934
Finance receivables                                                                              37,824                  38,099
Other assets                                                                                     96,829                  99,142
                                                                                              ---------               ---------
                                                                                              $ 921,171               $ 859,101
                                                                                              =========               =========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities
    Accounts payable and other current liabilities                                           $  153,946              $  159,126
    Deferred income                                                                             111,448                  69,094
                                                                                              ---------               ---------
      Total current liabilities                                                                 265,394                 228,220

Bonds payable                                                                                     5,800                      --
Pensions                                                                                         21,418                  20,308
Postretirement benefits                                                                          21,974                  21,863
Minority interest                                                                                15,923                  13,140
Shareholders' equity
  Preferred Shares, no par value, authorized
    1,000,000 shares, none issued
  Common Shares, par value $1.25, authorized
    125,000,000 shares, issued 69,152,346 and
    68,997,276 shares, respectively; outstanding 68,912,472
    and 68,840,591 shares, respectively                                                          86,440                  86,246
  Additional capital                                                                             33,045                  28,110
  Retained earnings                                                                             493,787                 478,667
  Treasury shares, at cost (239,874 and 156,685 shares, respectively)                           (11,849)                 (7,170)
  Other                                                                                         (10,761)                (10,283)
                                                                                              ---------               ---------
       Total shareholders' equity                                                               590,662                 575,570
                                                                                              ---------               ---------
                                                                                              $ 921,171               $ 859,101
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

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES

                                    FORM 10-Q

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   -------------------------------------------
                                   (Unaudited)
                     (In thousands except per share amounts)

                                                            Three Months Ended
                                                                 March 31,
Net sales                                                   1997          1996
                                                        ------------   ----------
  Products                                               $ 171,760      $ 132,890
  Services                                                  92,848         82,996
                                                         ---------      ---------
                                                           264,608        215,886
Cost of sales
  Products                                                 102,746         81,554
  Services                                                  69,503         60,516
                                                         ---------      ---------
                                                           172,249        142,070
                                                         ---------      ---------

Gross profit                                                92,359         73,816

Selling and administrative expense                          43,553         37,110
Research, development and engineering expense               12,901         12,046
                                                         ---------      ---------
                                                            56,454         49,156
                                                         ---------      ---------

Operating profit                                            35,905         24,660

Investment income                                            4,507          4,035
Miscellaneous, net                                          (1,670)        (1,494)
Minority interest                                           (2,783)           (74)
                                                         ---------      ---------

Income before taxes                                         35,959         27,127

Taxes on income                                             12,226          9,088
                                                         ---------      ---------

Net income                                               $  23,733      $  18,039
                                                         =========      =========

Weighted average number of Common Shares outstanding        68,881         68,774
                                                         =========      =========

Net income per Common Share                              $    0.34      $    0.26
                                                         =========      =========

Cash dividends paid per Common Share                     $  0.1250      $  0.1133
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

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES

                                    FORM 10-Q

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (Unaudited)
                             (Dollars in thousands)

                                                               Three Months Ended
                                                                   March 31,
                                                               1997          1996
                                                            ----------     ---------

Cash flow from operating activities:
      Net income                                             $ 23,733      $ 18,039
      Adjustments to reconcile net income to cash
        provided by operating activities:
        Minority share of income                                2,783            74
        Depreciation and amortization                           4,323         3,655
        Other charges and amortization                          3,362         2,597
        Cash used by changes in certain
           current assets and liabilities                     (41,729)      (34,507)
        Changes in deferred income                             42,354        43,853
        Other                                                   7,798         5,883
                                                             --------      --------
      Total adjustments                                        18,891        21,555
                                                             --------      --------
      Net cash provided by operating activities                42,624        39,594

Cash flow from investing activities:
      Proceeds from maturities of investments                  11,569         8,510
      Payments for purchases of investments                   (19,022)      (16,067)
      Capital expenditures                                    (19,907)       (4,828)
      Increase in certain other assets                         (1,178)       (1,166)
      Other                                                        (1)           89
                                                             --------      --------
      Net cash used by investing activities                   (28,539)      (13,462)

Cash flow from financing activities:
      Dividends paid                                           (8,613)       (7,798)
      Proceeds from issuance of Common Shares                     450         1,683
      Proceeds from long-term borrowings                        5,800          --
                                                             --------      --------
      Net cash used by financing activities                    (2,363)       (6,115)
                                                             --------      --------

Increase in cash and cash equivalents                          11,722        20,017
Cash and cash equivalents at the beginning of the period       21,885        15,698
                                                             --------      --------
Cash and cash equivalents at the end of the period           $ 33,607      $ 35,715
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

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES

                                    FORM 10-Q

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (Unaudited)
                             (Dollars in thousands)

1. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management's discussion and analysis of financial condition and results of operations contained in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996. In addition, the Registrant's statements in this Form 10-Q report may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. A discussion of these risks and uncertainties is contained in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of results to be expected for the full year.

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

3.            Inventory detail at:             March 31, 1997         December 31, 1996
                                               --------------         -----------------

              Finished goods and
                service parts                    $  45,778                 $  40,348
              Work in process                       73,874                    68,967
              Raw materials                            160                       117
                                                 ---------                 ---------
             Total inventory                     $ 119,812                 $ 109,432
                                                 =========                 =========


4. The Registrant has reclassified the presentation of certain prior-year information to conform with the current presentation format.

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES

                                    FORM 1O-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              As of March 31, 1997
                                   (Unaudited)
                (Dollars in thousands except for per share data)

Changes in Financial Condition
------------------------------

The balance sheet of the Registrant continued to reflect a strong financial position at March 31, 1997. Cash, cash equivalents and short-term investments increased to $75,355 at March 31, 1997 compared to $65,134 at December 31, 1996. These assets along with securities and other investments accounted for 24% of total assets at March 31, 1997 and December 31, 1996, respectively. Securities and other investments consist principally of tax-free municipal bonds, preferred stock, and other investments.

Future capital expenditures and increases in working capital are expected to be financed primarily through internally generated funds. The Registrant's investment portfolio is available for any funding needs if required. External financing is also available if needed through the Registrant's lines of credit. At March 31, 1997, the Registrant had unused lines of credit approximating $40,000 and the Registrant is not restricted as to the use of funds borrowed under these credit agreements. Therefore, such commitments represent an additional and immediate source of liquidity. During the first quarter of 1997, the Registrant issued Industrial Development Revenue Bonds to finance the construction of the Danville, Virginia manufacturing facility. The Company's strong financial position enhances its ability to obtain additional funds if required.

Shareholders' equity per Common Share at March 31, 1997 improved to $8.57 from $8.36 at December 31, 1996. The first quarter cash dividend of $0.125 per share was paid on March 28, 1997 to shareholders of record on March 7, 1997. On April 16, 1997 the second quarter cash dividend of $0.125 per share was declared payable on June 6, 1997 to shareholders of record on May 16, 1997. Diebold, Incorporated shares are listed on the New York Stock Exchange under the symbol of DBD. The market price during the first three months of 1997 fluctuated within the range of $36.375 and $44.875.

On April 24, 1997, the Registrant announced that its Board of Directors authorized the repurchase of up to two million common shares of the Registrant's stock in the open market. The timing and actual amount repurchased will depend on prevailing share market prices and trading volume. The shares that are acquired will be held as treasury shares and will be available for general corporate purposes.

Results of Operations
---------------------

First Quarter 1997 Comparison to First Quarter 1996
---------------------------------------------------

Net sales for the first quarter of 1997 increased from the same period in 1996 by $48,722 or 23%. Total gross profit increased $18,543 or 25% over the first quarter's performance in 1996. Product gross profit accounted for the majority of this increase as the result of increased sales volume of self-service terminals both domestically and internationally and continuing cost containment efforts. Operating expenses increased $7,298 or 15% over the same period in 1996 largely due to higher selling expenses resulting from the increases in sales volumes, expenditures from various new marketing programs and expenditures related to the continuing research and development of new products. Operating profit increased $11,245 or 46% over first quarter 1996's performance.

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES

                                    FORM 1O-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                              As of March 31, 1997

          (Unaudited / Dollars in thousands except for per share data)

The Registrant's backlog of unfilled orders was $232,558 at March 31, 1997, compared to $182,680 at March 31, 1996, a $49,878 or 27% increase. The Registrant believes, however, that order backlog information is not, by itself, a meaningful indicator of future revenue streams. There are numerous factors which influence the amount and timing of revenue recognized in future periods.

                           PART II. OTHER INFORMATION

ITEM 4.      Submission of Matters to a Vote of Security Holders

             The Registrant's annual meeting of shareholders was held on April 16, 1997. Each matter voted upon at such meeting and the number of shares cast for, against or withheld, and abstained are as follows:

             1.  Election of Directors
                 ---------------------

                                                                For                 Abstain
                                                             ----------             --------
                 Louis V. Bockius III                        61,815,692             270,979
                 Daniel T. Carroll                           61,764,978             321,692
                 Richard L. Crandall                         61,790,776             295,894
                 Donald R. Gant                              61,428,560             658,110
                 L. Lindsey Halstead                         61,810,872             275,799
                 Phillip B. Lassiter                         61,815,090             271,580
                 John N. Lauer                               61,817,124             269,546
                 Robert W. Mahoney                           61,811,900             274,770
                 William F. Massy                            61,816,019             270,651
                 Gregg A. Searle                             61,811,273             275,397
                 W. R. Timken, Jr.                           61,823,676             262,995

             2.  Amendment and Restatement of 1991 Equity and Performance
                 --------------------------------------------------------
                 Incentive Plan
                 --------------

                   For: 51,881,088    Against: 9,585,816      Abstain: 619,766

             3.  Ratification of Appointment of KPMG Peat Marwick LLP as
                 -------------------------------------------------------
                 Independent Auditors for 1997
                 -----------------------------

                   For: 61,510,873    Against:   295,790     Abstain:  280,007

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

    *10.2 Schedule of Certain Officers who are Parties to Employment Agreements in the form of Exhibit 10.1 -- incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

    *10.3(i) Supplemental Retirement Benefit Agreement with William T. Blair -- incorporated by reference to Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

    *10.3(ii) Consulting Agreement with William T. Blair -- incorporated by reference to Exhibit 10.3(ii) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

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

    *10.8     1991 Equity and Performance Incentive Plan as Amended and
              Restated.

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

    *10.13 Forms of Deferred Compensation Agreement and Amendment No. 1 to Deferred Compensation Agreement -- incorporated by reference to
             Exhibit 10.13 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

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

                                               DIEBOLD, INCORPORATED
                                     --------------------------------------
                                                  (Registrant)

Date: April 30, 1997                 By:     /s/  Robert W. Mahoney
      ---------------                        ------------------------------
                                             Robert W. Mahoney
                                             Chairman of the Board and
                                             Chief Executive Officer

Date: April 30, 1997                 By:     /s/ Gerald  F. Morris
      ---------------                        ------------------------------
                                             Gerald F. Morris
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (Principal Accounting and
                                             Financial Officer)

                              DIEBOLD, INCORPORATED

                                    FORM 10-Q

                                INDEX TO EXHIBITS

EXHIBIT NO.                                                                                                PAGE NO.
-----------                                                                                                --------

      3.1  (i)    Amended and Restated Articles of Incorporation of Diebold,
                  Incorporated -- incorporated by reference to Exhibit 3.1(i) of
                  Registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1994.                                                                          --

      3.1  (ii)   Code of Regulations -- incorporated by reference to Exhibit 4(c) to
                  Registrant's Post-Effective Amendment No. 1 to Form S-8 Registration
                  Statement No. 33-32960.                                                                     --

      3.2         Certificate of Amendment by Shareholders to Amended Articles of
                  Incorporation of Diebold, Incorporated -- incorporated by reference to
                  Exhibit 3.2 to Registrant's Form 10-Q for the quarter ended March 31, 1996.                 --

      4.          Rights Agreement dated as of February 10, 1989 between Diebold,
                  Incorporated and Ameritrust Company National Association --
                  incorporated by reference to Exhibit 2.1 to Registrant's
                  Registration Statement on Form 8-A dated February 10, 1989.                                 --

     10.1         Form of Employment Agreement as amended and restated as of
                  September 13, 1990 -- incorporated by reference to Exhibit
                  10.1 to Registrant's Annual Report on Form 10-K for the year
                  ended December 31, 1990.                                                                    --

     10.2         Schedule of Certain Officers who are Parties to Employment
                  Agreements in the form of Exhibit 10.1 -- incorporated by
                  reference to Exhibit 10.2 to Registrant's Annual Report on
                  Form 10-K for the year ended December 31, 1996.                                             --

     10.3 (i)     Supplemental Retirement Benefit Agreement with William T. Blair --
                  incorporated by reference to Exhibit 10.3 to Registrant's Annual
                  Report on Form 10-K for the year ended December 31, 1995.                                   --

     10.3 (ii)    Consulting Agreement with William T. Blair --
                  incorporated by reference to Exhibit 10.3(ii) to Registrant's Annual
                  Report on Form 10-K for the year ended December 31, 1996.                                   --

EXHIBIT NO.                                                                                                 PAGE NO.
-----------                                                                                                 --------

     10.5         Supplemental Employee Retirement Plan (as amended January 1,
                  1994) -- incorporated by reference to Exhibit 10.5 of
                  Registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1994.                                                                          --

     10.6         Amended and Restated Partnership Agreement dated as of
                  September 12, 1990 -- incorporated by reference to Exhibit 10
                  to Registrant's Form 8-K dated September 26, 1990.                                          --

     10.7         1985 Deferred Compensation Plan for Directors of Diebold,
                  Incorporated -- incorporated by reference to Exhibit 10.7
                  to Registrant's Annual Report on Form 10-K for the year
                  ended December 31, 1992.                                                                    --

     10.8         1991 Equity and Performance Incentive Plan as Amended and Restated.                         14

     10.9         Long-Term Executive Incentive Plan -- incorporated by reference to
                  Exhibit 10.9 of Registrant's Annual Report on Form 10-K for the
                  year ended December 31, 1993.                                                               --

     10.10        1992 Deferred Incentive Compensation Plan (as amended and
                  restated as of July 1, 1993) -- incorporated by reference to
                  Exhibit 10.10 to Registrant's Annual Report on Form 10-K for
                  the year ended December 31, 1993.                                                           --

     10.11        Annual Incentive Plan -- incorporated by reference to Exhibit 10.11 to Registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1992.                                                                          --

     10.12        Employment Agreement with Robert P. Barone -- incorporated by reference to Exhibit 10.12 to Registrant's Form 10-Q for the
                  quarter ended September 30, 1994.                                                           --

     10.13        Forms of Deferred Compensation Agreement and Amendment No. 1
                  to Deferred Compensation Agreement -- incorporated by reference to
                  Exhibit 10.13 to Registrant's Annual Report on Form 10-K for the year
                  ended December 31, 1996.                                                                    --

     27.          Financial Data Schedule.                                                                    15