Form 10-Q
period 1997-06-30
DIEBOLD INC
filed 1997-07-30
CIK 28823

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended June 30, 1997

                                       OR

           ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from .......... to ..........

             Commission file number 1-4879
                                    ------

                              DIEBOLD, INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Ohio                                      34-0183970
-----------------------------------         ------------------------------------
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                      Identification Number)

 5995 Mayfair Road, P.O. Box 3077, North Canton, Ohio         44720-8077
-----------------------------------------------------  -------------------------
      (Address of principal executive offices)                (Zip Code)

    Registrant's telephone number, including area code:    (330) 489-4000
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

                                                    Yes  X   No
                                                        ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Shares, as of the latest practicable date.

       Class                                  Outstanding at July 28, 1997
       -----                                  ----------------------------

Common Shares  $1.25 Par Value                    68,959,356   Shares
------------------------------                    ----------   ------

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX

                                                                                             Page No.
                                                                                             --------

PART I.      FINANCIAL INFORMATION

      ITEM 1.     Financial Statements

                  Condensed Consolidated Balance Sheets -
                  June 30, 1997 and December 31, 1996                                             3

                  Condensed Consolidated Statements of Income -
                  Three Months and Six Months Ended June 30, 1997 and 1996                        4

                  Condensed Consolidated Statements of Cash Flows -
                  Six Months Ended June 30, 1997 and 1996                                         5

                  Notes to Condensed Consolidated Financial Statements                            6


      ITEM 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                   7


PART II.  OTHER INFORMATION

      ITEM 6.     Exhibits and Reports on Form 8-K                                                8


SIGNATURES                                                                                       10

INDEX TO EXHIBITS                                                                                11

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES
                                    FORM 10-Q
                         PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 -----------------------------------------------
                 (Dollars in thousands except per share amounts)

                                                                            (Unaudited)
                                                                             June 30,              December 31,
                                                                               1997                    1996
                                                                            -----------            ------------


ASSETS
------
Current assets
    Cash and cash equivalents                                               $  23,925               $  21,885
    Short-term investments                                                     36,766                  43,249
    Trade receivables                                                         291,760                 256,572
    Inventories                                                               123,262                 109,432
    Prepaid expenses and other current assets                                  53,233                  56,385
                                                                            ---------               ---------
       Total current assets                                                   528,946                 487,523

Securities and other investments                                              151,992                 138,403

Property, plant and equipment, at cost                                        239,176                 203,103
Less accumulated depreciation and amortization                                111,551                 107,169
                                                                            ---------              ----------
                                                                              127,625                  95,934
Finance receivables                                                            41,546                  38,099
Other assets                                                                   96,886                  99,142
                                                                            ---------              ----------
                                                                            $ 946,995               $ 859,101
                                                                            =========               =========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities
    Accounts payable and other current liabilities                          $ 155,931               $ 159,126
    Deferred income                                                            93,397                  69,094
                                                                            ---------               ---------
      Total current liabilities                                               249,328                 228,220

Bonds payable                                                                  20,800                    --
Pensions                                                                       22,516                  20,308
Postretirement benefits                                                        22,060                  21,863
Minority interest                                                              18,397                  13,140
Shareholders' equity
  Preferred Shares, no par value, authorized
    1,000,000 shares, none issued
  Common Shares, par value $1.25, authorized
    125,000,000, issued 69,213,478 and
    68,997,276 shares, respectively; outstanding 68,942,602
    and 68,840,591 shares, respectively                                        86,516                  86,246
  Additional capital                                                           33,812                  28,110
  Retained earnings                                                           515,254                 478,667
  Treasury shares, at cost (270,876 and 156,685 shares, respectively)         (12,882)                 (7,170)
  Other                                                                        (8,806)                (10,283)
                                                                            ----------              ----------
       Total shareholders' equity                                             613,894                 575,570
                                                                            ---------               ---------
                                                                            $ 946,995               $ 859,101
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

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES

                                    FORM 10-Q

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   -------------------------------------------
                                   (Unaudited)
                     (In thousands except per share amounts)

                                                                       Three Months Ended                Six Months Ended
                                                                           June 30                            June 30
                                                                    -----------------------         ------------------------
      Net sales                                                      1997           1996               1997           1996
                                                                    --------       --------         ---------       --------
        Products                                                    $203,721      $ 161,744          $375,481       $294,634
        Services                                                      99,481         86,593           192,329        169,589
                                                                    --------      ---------          --------       --------
                                                                     303,202        248,337           567,810        464,223
      Cost of sales
        Products                                                     126,182         99,510           228,928        181,064
        Services                                                      70,817         61,298           140,320        121,814
                                                                    --------       --------          --------       --------
                                                                     196,999        160,808           369,248        302,878
                                                                    --------       --------          --------       --------
      Gross profit                                                   106,203         87,529           198,562        161,345

      Selling and administrative expense                              46,848         39,825            90,401         76,935
      Research, development and engineering expense                   13,072         12,925            25,973         24,971
                                                                    --------       --------          --------       --------
                                                                      59,920         52,750           116,374        101,906
                                                                    --------       --------          --------       --------

      Operating profit                                                46,283         34,779            82,188         59,439

      Investment income                                                5,054          5,126             9,561          9,161
      Miscellaneous, net                                              (2,334)        (2,342)           (4,004)        (3,836)
      Minority interest                                               (2,473)          (836)           (5,256)          (910)
                                                                    --------       --------         ---------       --------

      Income before taxes                                             46,530         36,727            82,489         63,854

      Taxes on income                                                 15,840         12,300            28,066         21,388
                                                                    --------       --------         ---------       --------

      Net income                                                    $ 30,690       $ 24,427         $  54,423       $ 42,466
                                                                    ========       ========         =========       ========

      Weighted average number of Common Shares
       outstanding                                                    68,935         68,770            68,908         68,772

      Net income per Common Share                                   $   0.45       $   0.36         $    0.79       $   0.62
                                                                    ========       ========         =========       ========

      Cash dividends paid per Common Share                          $ 0.1250       $ 0.1133         $  0.2500       $ 0.2267
                                                                    ========       ========         =========       ========


     See accompanying notes to condensed consolidated financial statements.

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES

                                    FORM 10-Q

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (Unaudited)
                             (Dollars in thousands)

                                                                  Six months Ended
                                                                      June 30,
                                                                 1997         1996
                                                              ---------     --------

Cash flow from operating activities:
      Net income                                              $ 54,423      $ 42,466
      Adjustments to reconcile net income to cash
        provided by operating activities:
        Minority share of income                                 5,256           910
        Depreciation and amortization                            8,076         8,135
        Other charges and amortization                           5,014         5,366
        Cash used by changes in certain
           current assets and liabilities                      (48,633)      (25,656)
        Changes in deferred income                              24,303        15,846
        Other                                                    3,468         6,353
                                                              --------      --------
      Total adjustments                                         (2,516)       10,954
                                                              --------      --------
      Net cash provided by operating activities                 51,907        53,420

Cash flow from investing activities:
      Proceeds from maturities of investments                   26,085        35,344
      Payments for purchases of investments                    (32,557)      (50,105)
      Capital expenditures                                     (40,015)      (10,094)
      Increase in certain other assets                          (7,209)       (2,255)
                                                              --------      --------
      Net cash used by investing activities                    (53,696)      (27,110)

Cash flow from financing activities:
      Dividends paid                                           (17,231)      (15,594)
      Proceeds from issuance of Common Shares                      260           530
      Proceeds from long-term borrowings                        20,800          --
                                                              --------      --------
      Net cash provided by (used by) financing activities        3,829       (15,064)
                                                              --------      --------

Increase in cash and cash equivalents                            2,040        11,246
Cash and cash equivalents at the beginning of the period        21,885        15,698
                                                              --------      --------
Cash and cash equivalents at the end of the period            $ 23,925      $ 26,944
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

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES

                                    FORM 10-Q

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (Unaudited)
                             (Dollars in thousands)

1. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management's discussion and analysis of financial condition and results of operations contained in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996. In addition, the Registrant's statements in this Form 10-Q report may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. A discussion of these risks and uncertainties is contained in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the six month period ended June 30, 1997 are not necessarily indicative of results to be expected for the full year.

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

3.         Inventory detail at:           June 30, 1997      December 31, 1996
                                          -------------      -----------------

           Finished goods and
             service parts                 $ 47,489              $ 40,348
           Work in process                   75,598                68,967
           Raw materials                        175                   117
                                           --------              --------
           Total inventory                 $123,262              $109,432
                                           ========              ========


4. The Registrant has reclassified the presentation of certain prior-year information to conform with the current presentation format.

5. The Registrant announced on June 27, 1997, that it would discontinue its international marketing and distribution agreement with IBM. On July 2, 1997, IBM informed the Registrant that it was exercising its option to sell its 30 percent minority ownership in InterBold to the Registrant. The Registrant and IBM have begun discussions to assess the value of the minority stake. Any financial impact has not yet been determined.

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES

                                    FORM 1O-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               As of June 30, 1997
                                   (Unaudited)
                (Dollars in thousands except for per share data)

Changes in Financial Condition
------------------------------

The balance sheet of the Registrant continued to reflect a strong financial position at June 30, 1997. Cash, cash equivalents and short-term investments decreased to $60,691 at June 30, 1997 compared to $65,134 at December 31, 1996. These assets along with securities and other investments accounted for 22% and 24% of total assets at June 30, 1997 and December 31, 1996, respectively. Securities and other investments consist principally of tax-free municipal bonds, preferred stock, and other investments.

Future capital expenditures and increases in working capital are expected to be financed primarily through internally generated funds. The Registrant's investment portfolio is available for any funding needs if required. External financing is also available if needed through the Registrant's lines of credit. At June 30, 1997, the Registrant had unused lines of credit approximating $60,000 and the Registrant is not restricted as to the use of funds borrowed under these credit agreements. Therefore, the lines of credit represent an additional and immediate source of liquidity. During the first and second quarters of 1997, the Registrant issued Industrial Development Revenue Bonds to finance the construction of its Danville and Staunton, Virginia and Lexington, North Carolina manufacturing facilities. The Company's strong financial position enhances its ability to obtain additional funds if required.

Shareholders' equity per Common Share at June 30, 1997 improved to $8.90 from $8.36 at December 31, 1996. The second quarter cash dividend of $0.125 per share was paid on June 6, 1997 to shareholders of record on May 16, 1997. Diebold, Incorporated shares are listed on the New York Stock Exchange under the symbol of DBD. The market price during the first six months of 1997 fluctuated within the range of $28.00 and $44.875.

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

Results of Operations
---------------------

Second Quarter 1997 Comparison to Second Quarter 1996
-----------------------------------------------------

Net sales for the second quarter of 1997 increased from the same period in 1996 by $54,865 or 22%. Total gross profit increased $18,674 or 21% over the second quarter's performance in 1996. Product gross profit accounted for the majority of this increase as the result of increased sales volume of self-service terminals both domestically and internationally and continuing cost containment efforts. Operating expenses increased $7,170 or 14% over the same period in 1996 largely due to higher selling expenses resulting from the increases in sales volumes and expenditures from various new marketing programs. Operating profit increased $11,504 or 33% over second quarter 1996's performance.

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES

                                    FORM 1O-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                               As of June 30, 1997
          (Unaudited/Dollars in thousands except for per share data)

First Half 1997 Comparison to First Half 1996
---------------------------------------------

Consolidated net sales for the first half of 1997 exceeded the same period in 1996 by $103,587 or 22%. Total gross profit increased $37,217 or 23% over 1996's first half performance. Product gross profit continued to account for the majority of this increase in total gross profit resulting from increased domestic and international sales volumes and reduction of costs. Operating expenses increased $14,468 or 14% over the same period in 1996 due to the higher selling and administrative expenses associated with the increase in sales activity. Operating profit for the first half 1997 exceeded the first half 1996 by $22,749 or 38%.

The Company's backlog of unfilled orders was $253,305 at June 30, 1997, compared to $214,172 at June 30, 1996, an increase of $39,133 or 18%. The Company believes, however, that order backlog information is not, by itself, a meaningful indicator of future revenue streams. There are numerous factors which influence the amount and timing of revenue recognized in future periods.

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

    4. Rights Agreement dated as of February 10, 1989 between Diebold, Incorporated and Bank of New York -- incorporated by reference to
              Exhibit 2.1 to Registrant's Registration Statement on Form 8-A dated February 10, 1989.

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

    *10.8 1991 Equity and Performance Incentive Plan as Amended and Restated -- incorporated by reference to Exhibit 10.8 to Registrant's Form 10-Q for the quarter ended March 31, 1997.

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

    27.       Financial Data Schedule.

    (b)       Reports on Form 8-K.

              A Form 8-K dated July 3, 1997 was filed with respect to the Company's decision to discontinue its international marketing and distribution agreement with IBM, and the announcement that IBM exercised its option to sell its 30 percent minority ownership in InterBold to Registrant.

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

                                               DIEBOLD, INCORPORATED
                                           ---------------------------------
                                                    (Registrant)

Date: July 29, 1997                        By:      /s/ Robert W. Mahoney
      --------------                               -----------------------------
                                                   Robert W. Mahoney
                                                   Chairman of the Board and
                                                   Chief Executive Officer



Date: July 29, 1997                        By:      /s/ Gerald F. Morris
      --------------                               -----------------------------
                                                   Gerald F. Morris
                                                   Executive Vice President and
                                                   Chief Financial Officer
                                                   (Principal Accounting and
                                                   Financial Officer)

                              DIEBOLD, INCORPORATED

                                    FORM 10-Q

                                INDEX TO EXHIBITS

EXHIBIT NO.                                                                               PAGE NO.
-----------                                                                               --------

      3.1  (i)    Amended and Restated Articles of Incorporation of Diebold,
                  Incorporated -- incorporated by reference to Exhibit 3.1(i) of
                  Registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1994.                                                            --

      3.1  (ii)   Code of Regulations -- incorporated by reference to Exhibit
                  4(c) to Registrant's Post-Effective Amendment No. 1 to Form
                  S-8 Registration Statement No. 33-32960.                                      --

      3.2         Certificate of Amendment by Shareholders to Amended Articles
                  of Incorporation of Diebold, Incorporated -- incorporated by reference to Exhibit 3.2 to Registrant's Form 10-Q for the
                  quarter ended March 31, 1996.                                                 --

      4.          Rights Agreement dated as of February 10, 1989 between Diebold,
                  Incorporated and Ameritrust Company National Association --
                  incorporated by reference to Exhibit 2.1 to Registrant's
                  Registration Statement on Form 8-A dated February 10, 1989.                   --

     10.1         Form of Employment Agreement as amended and restated as of
                  September 13, 1990 -- incorporated by reference to Exhibit
                  10.1 to Registrant's Annual Report on Form 10-K for the year
                  ended December 31, 1990.                                                      --

     10.2         Schedule of Certain Officers who are Parties to Employment
                  Agreements in the form of Exhibit 10.1.                                       13

     10.3 (i)     Supplemental Retirement Benefit Agreement with William T.
                  Blair -- incorporated by reference to Exhibit 10.3 to
                  Registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1995.                                                            --

     10.3 (ii)    Consulting Agreement with William T. Blair -- incorporated by reference to Exhibit 10.3(ii) to Registrant's Annual Report on
                  Form 10-K for the year ended December 31, 1996.                               --

EXHIBIT NO.                                                                               PAGE NO.
-----------                                                                               --------

     10.5         Supplemental Employee Retirement Plan (as amended January 1,
                  1994) -- incorporated by reference to Exhibit 10.5 of
                  Registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1994.                                                             --

     10.6         Amended and Restated Partnership Agreement dated as of
                  September 12, 1990 -- incorporated by reference to Exhibit 10
                  to Registrant's Form 8-K dated September 26, 1990.                             --

     10.7         1985 Deferred Compensation Plan for Directors of Diebold,
                  Incorporated -- incorporated by reference to Exhibit 10.7
                  to Registrant's Annual Report on Form 10-K for the year
                  ended December 31, 1992.                                                       --

     10.8         1991 Equity and Performance Incentive Plan as Amended and
                  Restated  -- incorporated by reference to Exhibit 10.8 to
                  Registrant's Form 10-Q for the quarter ended March 31, 1997.                   --

     10.9         Long-Term Executive Incentive Plan -- incorporated by
                  reference to Exhibit 10.9 of Registrant's Annual Report on
                  Form 10-K for the year ended December 31, 1993.                                --

     10.10        1992 Deferred Incentive Compensation Plan (as amended and
                  restated as of July 1, 1993) -- incorporated by reference to
                  Exhibit 10.10 to Registrant's Annual Report on Form 10-K for
                  the year ended December 31, 1993.                                              --

     10.11        Annual Incentive Plan -- incorporated by reference to Exhibit
                  10.11 to Registrant's Annual Report on Form 10-K for the year
                  ended December 31, 1992.                                                       --

     10.12        Employment Agreement with Robert P. Barone -- incorporated by reference to Exhibit 10.12 to Registrant's Form 10-Q for the
                  quarter ended September 30, 1994.                                              --

     10.13        Forms of Deferred Compensation Agreement and Amendment No. 1
                  to Deferred Compensation Agreement -- incorporated by
                  reference to Exhibit 10.13 to Registrant's Annual Report on
                  Form 10-K for the year ended December 31, 1996.                                --

     27.          Financial Data Schedule.                                                       14