Form 10-Q
period 1997-09-30
DIEBOLD INC
filed 1997-10-29
CIK 28823

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended September 30, 1997

                                       OR

            ( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from .......... to ..........

             Commission file number 1-4879
                                   --------

                              DIEBOLD, INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Ohio                                     34-0183970
------------------------------------           ----------------------
  (State or other jurisdiction                     (IRS Employer
of incorporation or organization)              Identification Number)


5995 Mayfair Road, P.O. Box 3077, North Canton, Ohio          44720-8077
----------------------------------------------------        ----------------
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
                                             Yes  X   No
                                                 ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Shares, as of the latest practicable date.

         Class                          Outstanding at October 27, 1997
         -----                          -------------------------------

    Common Shares  $1.25 Par Value              68,969,960 Shares
-----------------------------------             ----------

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX



                                                                                                                    Page No.
                                                                                                                    --------

PART I.      FINANCIAL INFORMATION

      ITEM 1.     Financial Statements

                  Condensed Consolidated Balance Sheets -
                  September 30, 1997 and December 31, 1996                                                              3

                  Condensed Consolidated Statements of Income -
                  Three Months and Nine Months Ended September 30, 1997 and 1996                                        4

                  Condensed Consolidated Statements of Cash Flows -
                  Nine Months Ended September 30, 1997 and 1996                                                         5

                  Notes to Condensed Consolidated Financial Statements                                                  6


      ITEM 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                                         7


PART II.  OTHER INFORMATION

      ITEM 6.     Exhibits and Reports on Form 8-K                                                                      8


SIGNATURES                                                                                                              10


INDEX TO EXHIBITS                                                                                                       11

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES
                                    FORM 10-Q
                         PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                 (Dollars in thousands except per share amounts)

                                                                                             (Unaudited)
                                                                                            September 30,           December 31,
                                                                                                1997                    1996
                                                                                            -------------           -------------
 ASSETS
 ------
Current assets
    Cash and cash equivalents                                                                 $  29,847             $    21,885
    Short-term investments                                                                       33,986                  43,249
    Trade receivables                                                                           302,683                 256,572
    Inventories                                                                                 126,851                 109,432
    Prepaid expenses and other current assets                                                    59,514                  56,385
                                                                                             ----------               ---------
       Total current assets                                                                     552,881                 487,523

Securities and other investments                                                                139,918                 138,403

Property, plant and equipment, at cost                                                          254,461                 203,103
Less accumulated depreciation and amortization                                                  115,249                 107,169
                                                                                             ----------               ---------
                                                                                                139,212                  95,934
Finance receivables                                                                              47,291                  38,099
Other assets                                                                                     97,825                  99,142
                                                                                             ----------               ---------
                                                                                             $  977,127               $ 859,101
                                                                                             ==========               =========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities
    Accounts payable and other current liabilities                                           $  173,199              $  159,126
    Deferred income                                                                              84,009                  69,094
                                                                                             ----------               ---------
      Total current liabilities                                                                 257,208                 228,220

Bonds Payable                                                                                    20,800                      --
Pensions                                                                                         20,463                  20,308
Postretirement benefits                                                                          22,026                  21,863
Minority interest                                                                                19,255                  13,140
Shareholders' equity
  Preferred Shares, no par value, authorized
    1,000,000 shares, none issued
  Common Shares, par value $1.25, authorized
    125,000,000 shares, issued 69,238,656 and
    68,997,276 shares, respectively; outstanding 68,967,780
    and 68,840,591, respectively                                                                 86,548                  86,246
  Additional capital                                                                             34,049                  28,110
  Retained earnings                                                                             539,690                 478,667
  Treasury shares, at cost (270,876 and 156,685 shares, respectively)                           (12,882)                 (7,170)
  Other                                                                                         (10,030)                (10,283)
                                                                                             ----------               ---------
       Total shareholders' equity                                                               637,375                 575,570
                                                                                             ----------               ---------
                                                                                             $  977,127               $ 859,101
                                                                                             ==========               =========

See accompanying notes to condensed consolidated financial statements.

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES

                                    FORM 10-Q

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   -------------------------------------------
                                   (Unaudited)
                     (In thousands except per share amounts)

                                                       Three Months Ended              Nine Months Ended
                                                       ------------------              -----------------
                                                         September 30,                   September 30,
                                                         -------------                   -------------
Net Sales                                             1997            1996            1997            1996
                                                    --------        --------        --------        --------
  Products                                         $ 213,162       $ 181,987       $ 588,643       $ 476,621
  Services                                           104,616          89,809         296,945         259,398
                                                   ---------       ---------       ---------       ---------
                                                     317,778         271,796         885,588         736,019
Cost of sales
  Products                                           135,110         113,856         364,038         294,920
  Services                                            74,146          63,661         214,466         185,475
                                                   ---------       ---------       ---------       ---------
                                                     209,256         177,517         578,504         480,395
                                                   ---------       ---------       ---------       ---------
Gross profit                                         108,522          94,279         307,084         255,624

Selling and administrative expense                    47,289          41,147         137,690         118,082
Research, development and engineering expense         12,783          11,781          38,756          36,752
                                                   ---------       ---------       ---------       ---------
                                                      60,072          52,928         176,446         154,834
                                                   ---------       ---------       ---------       ---------

Operating profit                                      48,450          41,351         130,638         100,790

Investment income                                      4,697           4,274          14,258          13,435
Miscellaneous, net                                    (2,205)         (3,461)         (6,209)         (7,296)
Minority interest                                       (859)         (2,056)         (6,115)         (2,966)
                                                   ---------       ---------       ---------       ---------

Income before taxes                                   50,083          40,108         132,572         103,963

Taxes on income                                       17,027          13,435          45,093          34,823
                                                   ---------       ---------       ---------       ---------

Net income                                         $  33,056       $  26,673       $  87,479       $  69,140
                                                   =========       =========       =========       =========

Weighted average number of Common Shares
 outstanding                                          68,957          68,803          68,925          68,782

Net income per Common Share                        $    0.48       $    0.39       $    1.27            1.01
                                                   =========       =========       =========       =========

Cash dividends paid per Common Share               $  0.1250       $  0.1133       $  0.3750       $  0.3399
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

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES

                                    FORM 10-Q

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (Unaudited)
                             (Dollars in thousands)


                                                                Nine Months Ended
                                                                  September 30,
                                                                1997           1996
                                                              --------       --------

Cash flow from operating activities:
      Net income                                              $ 87,479       $ 69,140
      Adjustments to reconcile net income to cash
        provided by operating activities:
        Minority share of income                                 6,115          2,966
        Depreciation and amortization                           13,164         13,051
        Other charges and amortization                           6,708         10,448
        Cash used by changes in certain
         current assets and liabilities                        (57,842)       (44,091)
        Changes in deferred income                              14,915          6,907
        Other                                                    2,536          7,734
                                                              --------       --------
      Total adjustments                                        (14,404)        (2,985)
                                                              --------       --------
      Net cash provided by operating activities                 73,075         66,155

Cash flow from investing activities:
      Proceeds from maturities of investments                   43,026         43,274
      Payments for purchases of investments                    (36,369)       (54,040)
      Capital expenditures                                     (56,822)       (20,104)
      Increase in certain other assets                         (10,426)        (3,226)
                                                              --------       --------
      Net cash used by investing activities                    (60,591)       (34,096)

Cash flow from financing activities:
      Dividends paid                                           (25,851)       (23,391)
      Proceeds from issuance of Common Shares                      529          1,036
      Proceeds from long-term borrowings                        20,800             --
      Other                                                         --            758
                                                              --------       --------
      Net cash used by financing activities                     (4,522)       (21,597)
                                                              --------       --------

Increase in cash and cash equivalents                            7,962         10,462
Cash and cash equivalents at the beginning of the period        21,885         15,698
                                                              --------       --------
Cash and cash equivalents at the end of the period            $ 29,847       $ 26,160
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

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES

                                    FORM 10-Q

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (Unaudited)
                             (Dollars in thousands)

1. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of Management, necessary for a fair statement of the results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. In addition, the Registrant's statements in this Form 10-Q report may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. A discussion of these risks and uncertainties is contained in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the nine month period ended September 30, 1997 are not necessarily indicative of results to be expected for the full year.

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

3.     Inventory detail at:          September 30, 1997    December 31, 1996
                                     ------------------    -----------------

              Finished goods and
                 service parts                $ 45,588             $ 40,348
              Work in process                   81,084               68,967
              Raw materials                        179                  117
                                              --------             --------
              Total inventory                 $126,851             $109,432
                                              ========             ========

4. The Registrant has reclassified the presentation of certain prior-year information to conform with the current presentation format.

5. The Registrant announced on June 27, 1997, that InterBold would discontinue its international marketing and distribution agreement with IBM. On July 2, 1997, IBM informed the Registrant that it was exercising its option pursuant to the InterBold contractual arrangements to sell its 30 percent minority ownership in InterBold to the Registrant. The Registrant and IBM have been in discussions and following a procedure established by the contractual arrangements to determine the purchase price of the minority stake. Until the discussions and procedure are completed, the Registrant cannot determine the impact, if any, on its financial statements.

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES

                                    FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            As of September 30, 1997
                                   (Unaudited)
                (Dollars in thousands except for per share data)

Changes in Financial Condition
------------------------------

The balance sheet of the Registrant continued to reflect a strong financial position at September 30, 1997. Cash, cash equivalents and short-term investments decreased slightly to $63,833 at September 30, 1997 compared to $65,134 at December 31, 1996. These assets along with securities and other investments accounted for 21% and 24% of total assets at September 30, 1997 and December 31, 1996, respectively. Securities and other investments consist principally of tax-free municipal bonds, preferred stock, and other investments.

Future capital expenditures and increases in working capital are expected to be financed primarily through internally generated funds. The Registrant's investment portfolio is available for any funding needs if required. External financing is also available if needed through the Registrant's lines of credit. At September 30, 1997, the Registrant had unused lines of credit approximating $130,000 and the Registrant is not restricted as to the use of funds borrowed under these credit agreements. Therefore, the lines of credit represent an additional and immediate source of liquidity. During the first three quarters of 1997, the Registrant issued Industrial Development Revenue Bonds to finance the construction of its Danville and Staunton, Virginia and Lexington, North Carolina manufacturing facilities. The Company's strong financial position enhances its ability to obtain additional funds if required.

Shareholders' equity per Common Share at September 30, 1997 improved to $9.24 from $8.36 at December 31, 1996. The third quarter cash dividend of $0.125 per share was paid on September 5, 1997 to shareholders of record on August 15, 1997. On October 14, 1997 the fourth quarter cash dividend of $0.125 per share was declared payable on December 5, 1997 to shareholders of record on November 14, 1997. Diebold, Incorporated shares are listed on the New York Stock Exchange under the symbol of DBD. The market price during the first nine months of 1997 fluctuated within the range of $28.00 and $50.625.

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

Results of Operations
---------------------

Third Quarter 1997 Comparison to Third Quarter 1996
---------------------------------------------------

Net sales for the third quarter of 1997 increased from the same period in 1996 by $45,982 or 17%. Total gross profit increased $14,243 or 15% over the third quarter's performance in 1996. Product gross profit accounted for the majority of this increase as the result of increased sales volume of self-service terminals both domestically and internationally. During the third quarter of 1997, the Registrant realized a higher percentage increase in international sales, which have slightly lower gross margins than domestic sales, resulting in a lower increase in gross profit as compared to the increase in net sales. Operating expenses increased $7,144 or 14% over the same period in 1996 largely due to higher selling expenses resulting from the increases in sales volumes and expenditures from various new marketing programs. Operating profit increased $7,099 or 17% over third quarter 1996's performance.

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES

                                    FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                            As of September 30, 1997
          (Unaudited / Dollars in thousands except for per share data)

Nine Month 1997 Comparison to Nine Month 1996
---------------------------------------------

Consolidated net sales for nine months ended 1997 exceeded the same period in 1996 by $149,569 or 20%. Total gross profit increased $51,460 or 20% over 1996's performance. Product gross profit continued to account for the majority of this increase in total gross profit. This was the result of increased domestic and international sales volumes. Operating expenses increased $21,612 or 14% over the same period in 1996 due to the higher selling and administrative expenses associated with the increase in sales activity. Operating profit for the nine months ended 1997 exceeded the same period 1996 by $29,848 or 30%.

The Company's backlog of unfilled orders was $281,446 at September 30, 1997, compared to $238,158 at September 30, 1996, an increase of $43,288 or 18%. The Company believes, however, that order backlog information is not, by itself, a meaningful indicator of future revenue streams. There are numerous factors which influence the amount and timing of revenue recognized in future periods.

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

   *10.2 Schedule of Certain Officers who are Parties to Employment Agreements in the form of Exhibit 10.1 -- incorporated by reference to Exhibit 10.2 to Registrant's Form 10-Q for the quarter ended June 30, 1997.

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

   *10.8     1991 Equity and Performance Incentive Plan as Amended and Restated
             - incorporated by reference to Exhibit 10.8 to Registrant's Form 10-Q for the quarter ended March 31, 1997.

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

   *10.13 Forms of Deferred Compensation Agreement and Amendment No. 1 to Deferred Compensation Agreement - incorporated by reference to
             Exhibit 10.13 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

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




                                          DIEBOLD, INCORPORATED
                                          ---------------------
                                                (Registrant)





Date: October 29, 1997                  By:     /s/Robert W. Mahoney
      -----------------                         --------------------
                                                Robert W. Mahoney
                                                Chairman of the Board, President
                                                and Chief Executive Officer





Date: October 29, 1997                  By:     /s/Gerald F. Morris
      -----------------                         -------------------
                                                Gerald F. Morris
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (Principal Accounting and
                                                Financial Officer)

                              DIEBOLD, INCORPORATED

                                    FORM 10-Q

                                INDEX TO EXHIBITS

EXHIBIT NO.                                                                                                   PAGE NO.
-----------                                                                                                   --------

      3.1(i)      Amended and Restated Articles of Incorporation of Diebold,
                  Incorporated -- incorporated by reference to Exhibit 3.1(i) of
                  Registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1994.                                                                             --

      3.1(ii)     Code of Regulations -- incorporated by reference to
                  Exhibit 4(c) to Registrant's Post-Effective Amendment No. 1 to
                  Form S-8 Registration Statement No. 33-32960.                                                  --

      3.2         Certificate of Amendment by Shareholders to Amended Articles
                  of Incorporation of Diebold, Incorporated -- incorporated by reference to Exhibit 3.2 to Registrant's Form 10-Q for the
                  quarter ended March 31, 1996.                                                                  --

      4.          Rights Agreement dated as of February 10, 1989 between
                  Diebold, Incorporated and Bank of New York - incorporated by reference to Exhibit 2.1 to Registrant's Registration
                  Statement on Form 8-A dated February 10, 1989.                                                 --

     10.1         Form of Employment Agreement as amended and restated as of
                  September 13, 1990 -- incorporated by reference to Exhibit
                  10.1 to Registrant's Annual Report on Form 10-K for the year
                  ended December 31, 1990.                                                                       --

     10.2         Schedule of Certain Officers who are Parties to Employment
                  Agreements in the form of Exhibit 10.1 -- incorporated by
                  reference to Exhibit 10.2 to Registrant's Form 10-Q for the
                  quarter ended June 30, 1997.                                                                   --

     10.3(i)      Supplemental Retirement Benefit Agreement with William T. Blair --
                  incorporated by reference to Exhibit 10.3 to Registrant's Annual
                  Report on Form 10-K for the year ended December 31, 1995.                                      --

     10.3(ii)     Consulting Agreement with William T. Blair --
                  incorporated by reference to Exhibit 10.3(ii) to Registrant's
                  Annual Report on Form 10-K for the year ended December 31, 1996.                               --

EXHIBIT NO.                                                                                                     PAGE NO.
-----------                                                                                                     --------

     10.5         Supplemental Employee Retirement Plan (as amended January 1,
                  1994) -- incorporated by reference to Exhibit 10.5 of
                  Registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1994.                                                                                --

     10.6         Amended and Restated Partnership Agreement dated as of
                  September 12, 1990 -- incorporated by reference to Exhibit 10
                  to Registrant's Form 8-K dated September 26, 1990.                                                --

     10.7         1985 Deferred Compensation Plan for Directors of Diebold,
                  Incorporated -- incorporated by reference to Exhibit 10.7 to
                  Registrant's Annual Report on Form 10-K for the year
                  ended December 31, 1992.                                                                          --

     10.8         1991 Equity and Performance Incentive Plan as Amended and
                  Restated - incorporated by reference to Exhibit 10.8 to Registrant's
                  Form 10-Q for the quarter ended March 31, 1997.                                                   --

     10.9         Long-Term Executive Incentive Plan -- incorporated by
                  reference to Exhibit 10.9 of Registrant's Annual Report on
                  Form 10-K for the year ended December 31, 1993.                                                   --

     10.10        1992 Deferred Incentive Compensation Plan (as amended and
                  restated as of July 1, 1993) -- incorporated by reference to
                  Exhibit 10.10 to Registrant's Annual Report on Form 10-K for
                  the year ended December 31, 1993.                                                                 --

     10.11        Annual Incentive Plan -- incorporated by reference to Exhibit
                  10.11 to Registrant's Annual Report on Form 10-K for the year
                  ended December 31, 1992.                                                                          --

     10.12        Employment Agreement with Robert P. Barone -- incorporated by reference to Exhibit 10.12 to Registrant's Form 10-Q for the
                  quarter ended September 30, 1994.                                                                 --

     10.13        Forms of Deferred Compensation Agreement and Amendment
                  No. 1 to Deferred Compensation Agreement - incorporated by reference to Exhibit 10.13 to Registrant's Annual Report on Form 10-K for
                  the year ended December 31, 1996.                                                                 --

     27.          Financial Data Schedule.                                                                          13