Form 10-K
period 1997-12-31
DIEBOLD INC
filed 1998-03-05
CIK 28823

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                       --------------------------------

                             WASHINGTON, D.C. 20549
                                    FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1997

                                      OR

         [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from .................... to ................

                       --------------------------------

         Commission file number 1-4879

                              DIEBOLD, INCORPORATED
             (Exact name of Registrant as specified in its charter)

                 Ohio                                 34-0183970
---------------------------------------   -------------------------------------
   (State or other jurisdiction of         (IRS Employer Identification Number)
    incorporation or organization)

    5995 Mayfair Road, P.O. Box 3077,
           North Canton, Ohio                         44720-8077
---------------------------------------   -------------------------------------
(Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code: (330) 490-4000
-------------------------------------------------------------------------------

           Securities registered pursuant to Section 12(b) of the Act:

      Title of each class            Name of each exchange on which registered:
 Common Shares  $1.25 Par Value              New York Stock Exchange
--------------------------------    --------------------------------------------

        Securities registered pursuant to Section 12(g) of the Act: None
-------------------------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   Yes   X     No
       -----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 2, 1998. The aggregate market value was computed by using the closing price on the New York Stock Exchange on March 2, 1998 of $50.813 per share.

     Common Shares, Par Value $1.25 Per Share             $3,474,306,517

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.
               Class                         Outstanding at March 2, 1998
   Common Shares $1.25 Par Value                    69,067,165 Shares
----------------------------------         -------------------------------------

DOCUMENTS INCORPORATED BY REFERENCE


(1)    PROXY STATEMENT FOR 1998 ANNUAL MEETING
       ---------------------------------------
       OF SHAREHOLDERS TO BE HELD APRIL 15, 1998
       -----------------------------------------

                                                                                 PART OF 10-K
                                                                                  INTO WHICH
                CAPTION OR HEADING                        PAGE NO.               INCORPORATED                  ITEM NO.
                ------------------                        --------               ------------                  --------

        Information about Nominees for
        Election as Directors                                4-8                      III                         10

        Executive Compensation                              9-17                      III                         11

        Annual Meeting of Shareholders;
        Security Ownership of Directors
        and Management                                       2-7                      III                         12

        Compensation Committee Interlocks
        and Insider Participation                              8                      III                         13

PART I.


ITEM 1. BUSINESS.
-----------------


(a) General Development
-----------------------

       The Registrant was incorporated under the laws of the State of Ohio in August, 1876, succeeding a proprietorship established in 1859 and is engaged primarily in the sale, manufacture, installation and service of automated self-service transaction systems, electronic and physical security products, software and integrated systems.

       During 1997, no significant changes occurred in the manner of conducting the Registrant's business.

(b) Financial Information about Industry Segments
-------------------------------------------------

       The Registrant operates predominantly in one industry segment: financial systems and equipment. This segment accounts for more than 90% of the consolidated net sales, operating profit and identifiable assets.

(c) Description of Business
---------------------------

       The Registrant develops, manufactures, sells and services automated teller machines (ATMs), electronic and physical security systems, various products used to equip bank facilities, software and integrated systems for global financial and commercial markets. Sales of systems and equipment are made directly to customers by the Registrant's sales personnel and by manufacturer's representatives and distributors. The sales/support organization works closely with customers and their consultants to analyze and fulfill the customers' needs. Products are sold under contract for future delivery at agreed upon prices. In 1997, 1996, and 1995 the Registrant's sales and services of financial systems and equipment accounted for more than 90% of consolidated net sales.

       The principal raw materials used by the Registrant are steel, copper, brass, lumber and plastics which are purchased from various major suppliers. Electronic parts and components are also procured from various suppliers. These materials and components are generally available in quantity at this time.

       The Registrant had one customer, International Business Machines (IBM), who was its partner in the InterBold joint venture, that accounted for $173,751,000 of the total net sales of $1,226,936,000 in 1997, $146,103,000 of the total net sales of $1,030,191,000 in 1996, and $106,392,000 of the total net sales of $863,409,000 in 1995. On January 27, 1998, the Registrant completed its purchase of IBM's 30 percent minority interest in InterBold for $16.1 million, the value of IBM's tax capital account in InterBold.

       Backlog as of December 31, 1997 was $276,986,000 which was a 19% increase from December 31, 1996 backlog of $233,586,000. While this increase in backlog can be considered positive, order backlog is not the sole indicator of future revenue streams. There are numerous other factors which influence the amount and timing of revenue in future periods.

-----------------

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

       The Registrant charged to expense approximately $45.1 million in 1997, $41.8 million in 1996, and $35.5 million in 1995 for research and development costs.

       Compliance by the Registrant with federal, state and local environmental protection laws during 1997 had no material effect upon capital expenditures, earnings or the competitive position of the Registrant and its subsidiaries.

       The total number of employee associates employed by the Registrant at December 31, 1997 was 6,714 compared with 5,980 at the end of the preceding year.

(d) Financial Information about International and U.S.
------------------------------------------------------
    Operations and Export Sales
    ---------------------------

        Sales to customers outside the United States as a percent of total consolidated net sales approximated 26.1 percent in 1997, 22.3 percent in 1996, and 19.8 percent in 1995.

ITEM 2. PROPERTIES.
-------------------

        The Registrant's corporate offices are located in North Canton, Ohio. It owns facilities (approximately 1.5 million square feet) in Canton, Green and Newark, Ohio; Lynchburg, Staunton and Danville, Virginia; Lexington, North Carolina; Sumter, South Carolina; Melbourne, Australia; Mexico City, Mexico; and leases facilities (approximately .5 million square feet) in Akron, Canton, Canal Fulton, Massillon, Newark and Seville, Ohio; Rancho Dominguez, California; Caracas Venezuela; London England; Sydney, Australia; and Shanghai, China. These facilities house manufacturing, production, associated engineering, warehousing, testing, administration and development and distribution for all product lines. To keep its facilities both suitable and adequate for operations, the Registrant has announced the expansion of its Green, Ohio facility.

ITEM 3. LEGAL PROCEEDINGS.
--------------------------

        At December 31, 1997, the Registrant was a party to several lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate is considered material in relation to the Registrant's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

        No matters were submitted to a vote of security holders during the fourth quarter of 1997.


ITEM 4a. EXECUTIVE OFFICERS OF THE REGISTRANT.
----------------------------------------------

        Refer to pages 6 through 9.

EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                                   Other Positions
                                                                         Year Elected                 Held Last
      Name                  Age               Title                     Present Office               Five Years
--------------------       ----       ----------------------            --------------          -------------------------
                                                                                                 1993-96
                                                                                                 -------
Robert W. Mahoney           61        Chairman of the Board                  1996                Chairman of the Board,
                                       and Chief Executive                                       President and Chief
                                       Officer and Director                                      Executive Officer and
                                                                                                 Director - Diebold
                                                                                                 1989-93
                                                                                                 -------
                                                                                                 Chairman of the Board
                                                                                                 and Chief Executive
                                                                                                 Officer and Director
                                                                                                 - Diebold

                                                                                                 1993-96
                                                                                                 -------
Gregg A. Searle             49        President and Chief                    1996                Executive Vice
                                       Operating Officer                                         President - Diebold
                                       and Director                                              1991-93
                                                                                                 -------
                                                                                                 Vice President -
                                                                                                 Diebold
                                                                                                 General Manager -
                                                                                                 InterBold

                                                                                                 1990-93
                                                                                                 -------
Gerald F. Morris            54        Executive Vice President               1993                Senior Vice President
                                       and Chief Financial Officer                               and Chief Financial
                                                                                                 Officer - Diebold

                                                                                                 1994-96
                                                                                                 -------
Alben W. Warf               59        Senior Vice President,                 1996                Group Vice President,
                                       Electronic Systems                                        Self-Service Systems -
                                       Development and                                           Diebold
                                       Manufacturing                                             1993
                                                                                                 ----
                                                                                                 Vice President - Diebold
                                                                                                 and General Manager -
                                                                                                 InterBold
                                                                                                 1990-93
                                                                                                 -------
                                                                                                 Vice President
                                                                                                 Development and
                                                                                                 Manufacturing -
                                                                                                 Diebold and InterBold

                                                                                                         Other Positions
                                                                            Year Elected                    Held Last
        Name               Age               Title                          Present Office                  Five Years
----------------------     ---        -------------------------           -----------------         ---------------------------
                                                                                                    1993-96
                                                                                                    -------
David Bucci                 46        Group Vice President,                   1997                  Vice President, North
                                        North American                                              American Sales and Service
                                        Sales and Service                                           Eastern Division - Diebold
                                                                                                    1992-93
                                                                                                    -------
                                                                                                    Vice President, Major
                                                                                                    Accounts - Diebold

Michael J. Hillock          46        Group Vice President,                   1997                  1993-97
                                        International Sales                                         -------
                                        and Service                                                 Vice President and
                                                                                                    General Manager,
                                                                                                    Sales and Service,
                                                                                                    Europe, Middle East
                                                                                                    and Africa

Charles J. Bechtel          52        Vice President,                         1997                  1990-97
                                       Information Systems                                          -------
                                                                                                    Vice President, Marketing and
                                                                                                    Sales Operations

Warren W. Dettinger         44        Vice President,                         1989                  --
                                       General Counsel and
                                       Assistant Secretary

                                                                                                   Other Positions
                                                                              Year Elected            Held Last
          Name                 Age                 Title                     Present Office           Five Years
-------------------------      ---          --------------------------       --------------        --------------------
                                                                                                    1996-97
                                                                                                    -------
Reinoud G. J. Drenth            34          Vice President and                    1997              Vice President
                                             Managing Director, Europe                              Worldwide Marketing
                                             Middle East, and Africa                                - Diebold

                                                                                                    1987-96
                                                                                                    -------
                                                                                                    NCR Corporation
                                                                                                    1995 -
                                                                                                    ----
                                                                                                    Marketing
                                                                                                    Vice President,
                                                                                                    Financial Services
                                                                                                    Industry
                                                                                                    1994 -
                                                                                                    ----
                                                                                                    Executive Assistant,
                                                                                                    Worldwide Industry
                                                                                                    Marketing
                                                                                                    1993 -
                                                                                                    ----
                                                                                                    Marketing Director,
                                                                                                    Northern Europe
                                                                                                    1991-93 -
                                                                                                    -------
                                                                                                    District Manager,
                                                                                                    Financial and Retail
                                                                                                    Systems Division

Donald E. Eagon, Jr.            55          Vice President,                       1990              --
                                             Corporate Communications


Charee Francis-Vogelsang        51          Vice President and                    1983              --
                                             Secretary


Bartholomew J. Frazzitta        55          Vice President and                    1990              --
                                             General Manager,
                                             Security Products

                                                                                                    Other Positions
                                                                            Year Elected               Held Last
         Name               Age              Title                          Present Office             Five Years
---------------------       ---       ----------------------------          --------------        ---------------------------
                                                                                                    1988-93
                                                                                                    -------
Larry D. Ingram             51        Vice President,                             1993             Divisional Vice President,
                                       Procurement and Services                                     Materials Management
                                                                                                    - Diebold


Charles B. Scheurer         56        Vice President,                             1991              --
                                       Human Resources


Robert L. Stockamp          54        Vice President and                          1990              --
                                       Corporate Controller


                                                                                                    1984-97
                                                                                                    -------
Ernesto R. Unanue           56        Vice President and                          1997              Vice President of Sales,
                                       Managing Director,                                           Carribbean and South
                                       Latin America                                                American Division


Robert J. Warren            51        Vice President and                          1990              --
                                       Treasurer






There is no family relationship, either by blood, marriage or adoption, between any of the executive officers of the Registrant.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
-----------------------------------------------------
            RELATED STOCKHOLDER MATTERS.
            ----------------------------

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

        The Common Shares of the Registrant are listed on the New York Stock Exchange with a symbol of DBD. The price ranges of Common Shares for the Registrant are as follows:

                                              1997                           1996                        1995
                                       ----------------                ---------------             ----------------
                                        High      Low                   High     Low                High      Low
                                       ------    ------                ------   ------             ------    ------
         1st Quarter                   $44.88    $36.38                $27.08   $22.44             $18.28    $14.67
         2nd Quarter                    43.63     28.00                 32.17    24.17              19.67     15.45
         3rd Quarter                    50.63     39.75                 39.08    27.75              21.95     19.22
         4th Quarter                    50.94     42.13                 42.33    35.58              27.61     20.00
                                        -----     -----                ------   ------             ------    ------

         Full Year                     $50.94    $28.00                $42.33   $22.44             $27.61    $14.67
                                       ======    ======                ======   ======             ======    ======


         There were approximately 80,024 shareholders at December 31, 1997, which includes an estimated number of shareholders who have shares held for their accounts by banks, brokers, trustees for benefit plans and the agent for the dividend reinvestment plan.

         On the basis of amounts paid and declared the annualized quarterly dividends per share were $0.50 in 1997, $0.45 in 1996, and $0.43 in 1995.

ITEM 6. SELECTED FINANCIAL DATA.
--------------------------------

            (Dollars in thousands)
                                                                1997          1996           1995           1994          1993
                                                            -------------  -----------   -----------     -----------   -----------
         Net Sales                                            $1,226,936    $1,030,191      $863,409       $760,171      $623,277
         Net Income                                              122,516        97,425        76,209         63,511        48,374
         Basic earnings per share                                   1.78          1.42          1.11           0.93          0.71
         Diluted earnings per share                                 1.76          1.40          1.10           0.93          0.71
         Total Assets                                            991,050       859,101       749,795        666,174       609,019
         Cash dividends paid per Common Share                       0.50          0.45          0.43           0.39          0.36

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------------------------------------------------------------------
            AND RESULTS OF OPERATIONS
            -------------------------


MANAGEMENT'S ANALYSIS OF RESULTS OF OPERATIONS

The table below presents the changes in comparative financial data from 1995 to 1997. Comments on significant year-to-year fluctuations follow the table.

                                                         1997                           1996                             1995
                                              ----------------------------      -------------------------        -------------------

                                                        Percent  Percent                 Percent                           Percent
                                                        of Net   Increase                of Net   Percent                   of Net
(Dollars in thousands)                       Amount      Sales  (Decrease)       Amount   Sales   Increase       Amount      Sales

====================================================================================================================================
Net sales
  Products.............................      $825,125     67.3%    21.5%        $679,053   65.9%    22.7%       $553,622      64.1%
  Services.............................       401,811     32.7     14.4          351,138   34.1     13.3         309,787      35.9

                                       ---------------------------------------------------------------------------------------------
                                            1,226,936    100.0     19.1        1,030,191  100.0     19.3         863,409     100.0
Cost of sales
  Products.............................       507,322     61.5     20.4          421,261   62.0     20.9         348,560      63.0
  Services.............................       289,514     72.1     15.2          251,418   71.6     14.1         220,418      71.2

                                       ---------------------------------------------------------------------------------------------
                                              796,836     64.9     18.5          672,679   65.3     18.2         568,978      65.9

                                       ---------------------------------------------------------------------------------------------
Gross profit..........................        430,100     35.1     20.3          357,512   34.7     21.4         294,431      34.1
Selling and administrative expense....        191,842     15.7     15.2          166,572   16.2     15.3         144,490      16.7
Research, development and
  engineering expense.................         54,397      4.4      7.6           50,576    4.9     17.3          43,130       5.0

                                       ---------------------------------------------------------------------------------------------
                                              246,239     20.1     13.4          217,148   21.1     15.7         187,620      21.7

                                       ---------------------------------------------------------------------------------------------
Operating profit.......................       183,861     15.0     31.0          140,364   13.6     31.4         106,811      12.4
Other income, net......................         6,894      0.5    (34.5)          10,533    1.0     59.3           6,612       0.8
Minority interest......................        (5,096)    (0.4)    16.0           (4,393)  (0.4) 2,096.5            (200)      0.0

                                       ---------------------------------------------------------------------------------------------

Income before taxes....................       185,659     15.1     26.7          146,504   14.2     29.4         113,223      13.1
Taxes on income........................        63,143      5.1     28.7           49,079    4.7     32.6          37,014       4.3

                                       ---------------------------------------------------------------------------------------------
Net income.............................      $122,516     10.0%    25.8%        $ 97,425    9.5%    27.8%       $ 76,209       8.8%
====================================================================================================================================

NET SALES
Net sales for 1997 totaled $1,226,936, which represented growth of $196,745 or
19.1 percent from 1996 and $363,527 or 42.1 percent from 1995. This was the Registrant's eighth consecutive year of record sales as well as the second year in the Registrant's 138-year history that sales have exceeded the $1 billion mark.

Product net sales of $825,125 grew $146,072 or 21.5 percent from 1996 and $271,503 or 49.0 percent from 1995. During 1997, the Registrant continued to experience a significant growth in global sales of ATMs. Sales also increased in most other major product categories. Total U.S. product revenue was up 14.5 percent from 1996. Sales of products outside the United States increased 38.3 percent in 1997 from 1996, as well as in 1996 from 1995.

Service net sales of $401,811 increased $50,673 or 14.4 percent from 1996 and were up $92,024 or 29.7 percent from 1995. The major factors contributing to the service revenue gain in 1997 were the growth of the installed base of equipment resulting from new product installations and continued growth of service offerings such as first-line maintenance.

Total product backlog of unfilled orders was $276,986 at December 31, 1997, compared with $233,586 at the end of 1996 and $168,754 at the end of 1995. While this increase in backlog can be considered positive, backlog is not the sole indicator of future revenue streams. There are numerous factors which influence the amount and timing of revenue in future periods.

COST OF SALES AND EXPENSES
Cost of sales for 1997 was $796,836, compared with $672,679 in 1996 and $568,978 in 1995.

Gross profits on product sales increased $60,011 in 1997 from 1996 and $112,741 in 1997 from 1995, to a 1997 level of $317,803. Product gross margins in 1997 were 38.5 percent of product sales, compared with 38.0 percent in 1996 and 37.0 percent in 1995. The continued increase in product gross profits was a result of increased sales volumes and cost reduction efforts.

Service gross profits of $112,297 in 1997 increased from $99,720 in 1996 and $89,369 in 1995. Service gross margins as a percentage of service sales were
27.9 percent in 1997, compared with 28.4 percent in 1996 and 28.8 percent in 1995. While U.S. service gross margins have remained steady, international service gross margins have declined due to an increase in service sales to IBM, which has contractually low margins.

Supporting the Registrant's volume growth and market expansion, operating expenses increased $29,091 or 13.4 percent from 1996 and were $58,619 or 31.2 percent above 1995. Total operating expenses of $246,239 or 20.1 percent of net sales in 1997 represented a decrease from the 1996 and 1995 levels of 21.1 and
21.7 percent, respectively.

Operating profit of $183,861 in 1997 represented an increase of $43,497 or 31.0 percent from 1996 and $77,050 or 72.1 percent from 1995. Operating profit again grew faster than net sales as manufacturing cost reductions and operating expense controls continue to cause the operating profit margin to widen from
13.6 percent and 12.4 percent in 1996 and 1995, respectively, to 15.0 percent in 1997.

OTHER INCOME, NET AND MINORITY INTEREST
Other income, net decreased $3,639 or 34.5 percent from 1996 and increased $282 or 4.3 percent from 1995. Investment income decreased in 1997 as compared with 1996 due to decreases in the investment asset base. This was offset by a continuing growth in interest income from finance receivables.

Minority interest of $5,096 increased from $4,393 in 1996 and $200 in 1995. Minority interest consisted primarily of income or losses allocated to the minority ownership of InterBold, Diebold Financial Equipment Company, Ltd. (China) and Diebold OLTP Systems C.A. (Venezuela). Minority interests for all companies are calculated as a percentage of profits of the joint ventures based on formulas defined in the relevant agreements establishing each venture.

INCOME
Income before taxes amounted to $185,659 in 1997. This was an increase of $39,155 or 26.7 percent from 1996 and $72,436 or 64.0 percent from 1995. Income before taxes also improved as a percentage of net sales, representing 15.1 percent in 1997, compared with 14.2 percent in 1996 and 13.1 percent in 1995.

The effective tax rate was 34.0 percent in 1997, compared with 33.5 percent in 1996 and 32.7 percent in 1995. The primary reason for the higher tax rate in 1997 was a reduction in tax-exempt interest as a percentage of pretax income and tax law changes that affected insurance contracts. Details of the reconciliation between the U.S. statutory rate and the effective tax rate are included in Note 13 of the 1997 Consolidated Financial Statements.

Net income increased to $122,516 or 10.0 percent of net sales, compared with income of $97,425 or 9.5 percent of net sales in 1996 and $76,209 or 8.8 percent of net sales in 1995.

MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITION
The Registrant continued to enhance its financial position during 1997. Total assets increased $131,949 or 15.4 percent to a 1997 year-end level of $991,050. Asset turnover (excluding cash, cash equivalents and short- and long-term investment securities) was 1.69 in 1997 and 1.70 in 1996.

Total current assets at December 31, 1997, of $549,837 represented an increase of $62,314 or 12.8 percent from the prior year-end. The increase in trade receivables and inventories comprised the majority of this increase and was a result of higher sales volumes and continued expansion of international operations and other new business operations in 1997. Trade receivables increased $46,313 or 18.1 percent to a level of $302,885 at December 31, 1997. As a percentage of net sales, trade receivables were 24.7 percent in 1997, 24.9 percent in 1996, and 22.8 percent in 1995. Inventories at year-end 1997 totaled $128,082 which represented an increase of $18,650 or 17.0 percent from 1996. This increase in inventory was caused primarily by the growth of product sales.

Short-term investments and long-term securities and other investments declined by $7,317 or 4.0 percent to a level of $174,335 at December 31, 1997, largely due to maturities being used to assist the funding of capital expenditures and Diebold Credit Corporation financing activities. The Registrant anticipates being able to meet both short- and long-term operational funding requirements without liquidating individual securities prior to maturity by varying the timing of maturities within the portfolio. However, since most of these securities are marketable, they could readily be converted into cash and cash equivalents if needed to fund future acquisitions, joint ventures and strategic alliances throughout the world as part of a continuing strategy to strengthen the Registrant's global competitiveness.

Total property, plant and equipment, net of accumulated depreciation, was $143,901 at the end of 1997, which represented a net increase of $47,967 or 50.0 percent over prior year-end. Capital expenditures were $67,722 in 1997, compared with $33,581 in 1996. The 1997 capital expenditures resulted primarily from the need to meet higher manufacturing capacity requirements; expansion of facilities for research, software development, management development and support services; and continued investment in internal applications hardware and software. The accounting for the Registrant's investment in projects related to internal applications hardware and software has been done in accordance with EITF Issue 97-13, "Accounting for Business Process Reengineering Costs." Accordingly, the Registrant has expensed as incurred, when applicable, business process reengineering costs as well as expenditures incurred for preliminary software project activities. The Registrant has capitalized external costs related to application development stage activities, post-implementation/operation stage activities and fixed asset acquisitions, such as new computer equipment, office furniture and work stations, related to these projects.

In 1996, the Registrant announced the expansion of Diebold Credit Corporation, to manage the growing business of financing to customers. Finance receivables increased from $46,030 in 1996 to $74,529 in 1997 due to shipment of additional equipment under finance agreements.

Total current liabilities at December 31, 1997, were $242,080, which represented an increase of $13,860 or 6.1 percent from the prior year-end. The primary cause for the increase in current liabilities was due to an increase in accounts payable of $9,334 or 9.9 percent to a level of $104,043 from $94,709 at the prior year-end. The Registrant's current ratio was 2.3 at the end of 1997, compared with 2.1 at the end of 1996.

At December 31, 1997, the Registrant had unused lines of credit totaling $150,000, all unrestricted as to use. In addition, the Registrant issued $20,800 of industrial development revenue bonds in 1997. The proceeds of these bonds were used to finance the Registrant's three new manufacturing facilities located in Staunton and Danville, Virginia, and in Lexington, North Carolina.

The Registrant's financial position provides it with sufficient resources to meet projected future capital expenditures, dividends and working capital requirements. However, if the need arises, the Registrant's strong financial position should ensure the availability of adequate additional financial resources.

Pension liabilities were $20,615 at December 31, 1997, representing an increase of $307 or 1.5 percent over prior year-end. The net periodic pension costs of $4,646 charged to income in 1997 represented a decrease of $23 from the prior year.

Minority interests of $16,941 represented the minority interest in InterBold owned by IBM, the minority interests in Diebold Financial Equipment Company, Ltd. (China) owned by the Aircraft Industries of China and the Industrial and Commercial Bank of China, Shanghai Pudong Branch and the minority interests in Diebold OLTP Systems C.A. (Venezuela), owned by five individual investors. On January 27, 1998, the Registrant completed its purchase of IBM's 30 percent interest in InterBold for $16.1 million, which represented the value of IBM's tax capital account in InterBold.

Shareholders' equity increased $93,011 or 16.2 percent to $668,581 at December 31, 1997. Shareholders' equity per share was $9.69 at the end of 1997, compared with $8.36 in 1996. The Common Shares of the Registrant are listed on the New York Stock Exchange with a symbol of DBD. There were approximately 7,594 registered shareholders of record as of December 31, 1997.

The Board of Directors declared a first-quarter 1998 cash dividend of $0.14 per share. This amount, which represents a 12 percent increase from the prior year's quarterly dividend rate, will be paid on March 27, 1998, to shareholders of record on March 6, 1998. Comparative quarterly cash dividends paid in 1997 and 1996 were $0.125 and $0.1133, respectively.

MANAGEMENT'S ANALYSIS OF CASH FLOWS
During 1997, the Registrant generated $111,330 in cash from operating activities, compared with $96,456 in 1996 and $79,991 in 1995. In addition to net income of $122,516 adjusted for depreciation, amortization and other charges of $28,450, increases in accounts payable and certain other assets and liabilities of $20,730 also increased cash provided by operations. Cash was utilized in operations for increases in inventory levels and trade receivables as a result of additional sales volumes and growth of international operations. Expressed as a percentage of total assets employed, the Registrant's cash yield from operations was 11.2 percent in 1997 and 1996, compared with 10.7 percent in 1995.

Net cash generated from operating activities in 1997 was used to reinvest $102,725 in assets of the Registrant, compared with $55,299 in 1996 and $52,012 in 1995. The Registrant returned $34,473 to shareholders in the form of cash dividends paid during 1997, which was a 10.5 percent increase from 1996 and a
17.7 percent increase from 1995.

OTHER BUSINESS INFORMATION - YEAR 2000 DISCLOSURE
The Registrant has begun to modify its information systems to enable proper processing of transactions relating to the year 2000 and beyond. Project completion is planned for the first quarter of 1999. The Registrant is expensing as incurred all costs associated with these system changes. These costs are not expected to have a material effect on the Registrant's financial position or results of operations.

                           CONSOLIDATED BALANCE SHEETS
                     DIEBOLD, INCORPORATED AND SUBSIDIARIES
                           DECEMBER 31, 1997 AND 1996
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                                 1997                       1996
===================================================================================================================================
ASSETS
Current assets
  Cash and cash equivalents........................................................           $ 20,296                    $ 21,885
  Short-term investments (Note 3)..................................................             36,473                      43,249
  Trade receivables................................................................            302,885                     256,572
  Inventories (Note 4).............................................................            128,082                     109,432
  Finance receivables (Note 6).....................................................             13,559                       7,931
  Deferred income taxes (Note 13)..................................................             32,159                      34,801
  Prepaid expense and other current assets.........................................             16,383                      13,653

-----------------------------------------------------------------------------------------------------------------------------------
     Total current assets..........................................................            549,837                     487,523

-----------------------------------------------------------------------------------------------------------------------------------
Securities and other investments (Note 3)..........................................            137,862                     138,403
Property, plant and equipment, at cost (Note 5)....................................            259,634                     203,103
  Less accumulated depreciation and amortization...................................            115,733                     107,169

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                               143,901                      95,934
Deferred income taxes (Note 13)...................................................               8,654                       7,426
Finance receivables (Note 6)......................................................              60,970                      38,099
Other assets......................................................................              89,826                      91,716

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                              $991,050                    $859,101

===================================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable.................................................................           $104,043                    $ 94,709
  Estimated income taxes...........................................................             12,721                      11,300
  Accrued insurance................................................................             18,972                      17,274
  Accrued installation costs.......................................................             12,909                      10,066
  Deferred income..................................................................             60,891                      69,094
  Other current liabilities........................................................             32,544                      25,777

-----------------------------------------------------------------------------------------------------------------------------------
     Total current liabilities.....................................................            242,080                     228,220

-----------------------------------------------------------------------------------------------------------------------------------
Bonds payable (Note 8).............................................................             20,800                         ---
Pensions (Note 11).................................................................             20,615                      20,308
Postretirement benefits (Note 11)..................................................             22,033                      21,863
Minority interest (Note 2).........................................................             16,941                      13,140
Commitments and contingencies (Note 14)............................................                ---                         ---
Shareholders' equity (Note 9)
  Preferred Shares, no par value, authorized
    1,000,000 shares, none issued..................................................                ---                         ---
  Common Shares, par value $1.25; authorized 125,000,000 shares;
     issued 69,275,714 and 68,997,276 shares, respectively;
     outstanding 69,004,838 and 68,840,591 shares, respectively....................             86,595                      86,246
  Additional capital...............................................................             38,247                      28,110
  Retained earnings................................................................            566,710                     478,667
  Treasury shares, at cost (270,876 and 156,685 shares, respectively)..............            (12,882)                     (7,170)
  Other............................................................................            (10,089)                    (10,283)

-----------------------------------------------------------------------------------------------------------------------------------
    Total shareholders' equity.....................................................            668,581                     575,570

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                              $991,050                    $859,101

===================================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                     DIEBOLD, INCORPORATED AND SUBSIDIARIES
                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                   (In thousands except per share amounts)

                                                                                    1997              1996              1995

=============================================================================================================================
Net sales
  Products...............................................................        $825,125         $679,053          $553,622
  Services...............................................................         401,811          351,138           309,787

-----------------------------------------------------------------------------------------------------------------------------
                                                                                1,226,936        1,030,191           863,409

-----------------------------------------------------------------------------------------------------------------------------
Cost of sales
  Products...............................................................         507,322          421,261           348,560
  Services...............................................................         289,514          251,418           220,418

-----------------------------------------------------------------------------------------------------------------------------
                                                                                  796,836          672,679           568,978

-----------------------------------------------------------------------------------------------------------------------------
Gross profit.............................................................         430,100          357,512           294,431

Selling and administrative expense.......................................         191,842          166,572           144,490
Research, development and engineering expense............................          54,397           50,576            43,130

-----------------------------------------------------------------------------------------------------------------------------
                                                                                  246,239          217,148           187,620

-----------------------------------------------------------------------------------------------------------------------------
Operating profit.........................................................         183,861          140,364           106,811

Other income (expense)
  Investment income......................................................          19,109           19,307            16,111
  Miscellaneous, net.....................................................         (12,215)          (8,774)           (9,499)
Minority interest (Note 2)...............................................          (5,096)          (4,393)             (200)

-----------------------------------------------------------------------------------------------------------------------------
Income before taxes......................................................         185,659          146,504           113,223
Taxes on income (Note 13)................................................          63,143           49,079            37,014

-----------------------------------------------------------------------------------------------------------------------------
Net income...............................................................        $122,516         $ 97,425          $ 76,209

=============================================================================================================================
Weighted-average number of shares outstanding: *
  Basic..................................................................          68,939           68,796            68,649
  Diluted................................................................          69,490           69,350            69,022
Basic earnings per share*................................................        $   1.78         $   1.42          $   1.11
Diluted earnings per share*..............................................        $   1.76         $   1.40          $   1.10

-----------------------------------------------------------------------------------------------------------------------------

*  See Notes 9 and 10

See accompanying Notes to Consolidated Financial Statements.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     DIEBOLD, INCORPORATED AND SUBSIDIARIES
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                             (Dollars in thousands)

                                                  Common Shares
                                              --------------------
                                                              Par     Additional   Retained       Treasury
                                              Number*        Value      Capital    Earnings        Shares      Other*     Total

===================================================================================================================================
Balance,
 January 1, 1995............................. 30,515,146    $38,144     $68,940      $365,513     $(3,186)    $(9,572)   $459,839

-----------------------------------------------------------------------------------------------------------------------------------
Net income - 1995............................                                          76,209                              76,209
Stock options exercised......................     46,149         58         961                                             1,019
Unearned compensation........................      9,000         11         294                                   344         649
Performance shares (Note 9)..................     55,050         69       1,755                                             1,824
Dividends declared (Note 9)..................                                         (29,290)                            (29,290)
Pensions (Note 11)...........................                                                                  (1,087)     (1,087)
Translation adjustment.......................                                                                  (2,982)     (2,982)
Treasury shares..............................                              (445)                     (663)                 (1,108)
Unrealized gain on
  investment securities (Note 3).............                                                                   2,607       2,607
Three-for-two stock split.................... 15,268,333     19,085     (19,085)                                              ---

-----------------------------------------------------------------------------------------------------------------------------------
Balance,
  December 31, 1995.......................... 45,893,678    $57,367     $52,420      $412,432     $(3,849)   $(10,690)   $507,680

-----------------------------------------------------------------------------------------------------------------------------------
Net income - 1996............................                                          97,425                              97,425
Stock options exercised......................     86,918        108       1,208                                             1,316
Unearned compensation........................      3,000          4         104                                   414         522
Performance shares (Note 9)..................     67,892         85       3,060                                             3,145
Dividends declared (Note 9)..................                                         (31,190)                            (31,190)
Pensions (Note 11)...........................                                                                     185         185
Translation adjustment.......................                                                                     240         240
Treasury shares..............................                                                      (3,321)                 (3,321)
Unrealized loss on
  investment securities (Note 3).............                                                                    (432)       (432)
Three-for-two stock split.................... 22,945,788     28,682     (28,682)                                              ---

-----------------------------------------------------------------------------------------------------------------------------------
Balance,
  December 31, 1996.......................... 68,997,276    $86,246     $28,110      $478,667     $(7,170)   $(10,283)   $575,570

-----------------------------------------------------------------------------------------------------------------------------------
Net income - 1997............................                                         122,516                             122,516
Stock options exercised......................    180,247        226       5,821                                             6,047
Unearned compensation........................     11,000         14         430                                  (171)        273
Performance shares (Note 9)..................     87,191        109       3,886                                             3,995
Dividends declared (Note 9)..................                                         (34,473)                            (34,473)
Pensions (Note 11)...........................                                                                     217         217
Translation adjustment.......................                                                                    (185)       (185)
Treasury shares..............................                                                      (5,712)                 (5,712)
Unrealized gain on
  investment securities (Note 3).............                                                                     333         333

-----------------------------------------------------------------------------------------------------------------------------------
Balance,
  December 31, 1997.......................... 69,275,714    $86,595     $38,247      $566,710    $(12,882)   $(10,089)   $668,581

-----------------------------------------------------------------------------------------------------------------------------------

*See Note 9
See accompanying Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     DIEBOLD, INCORPORATED AND SUBSIDIARIES
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                             (Dollars in thousands)

                                                                          1997                  1996                  1995

===================================================================================================================================
Cash flow from operating activities:
  Net income.....................................................      $122,516               $97,425                $76,209

-----------------------------------------------------------------------------------------------------------------------------------
  Adjustments to reconcile net income to cash
    provided by operating activities:
    Minority share of income.....................................         5,096                 4,393                    200
    Depreciation and amortization................................        18,701                20,984                 14,174
    Other charges and amortization...............................         9,749                11,979                 15,284
    Deferred income taxes........................................         1,118                (5,252)                (4,527)
    Loss on disposal of assets, net..............................         1,113                   610                  1,786
    Loss (gain) on sale of investments, net......................           ---                    10                   (810)
    Cash provided (used) by changes in certain
      assets and liabilities:
      Trade receivables..........................................       (46,313)              (59,427)               (44,038)
      Inventories................................................       (18,650)              (18,430)                (5,459)
      Prepaid expenses and other current assets..................        (2,730)               (3,948)                (2,450)
      Accounts payable...........................................         9,334                27,805                  5,942
      Other certain assets and liabilities.......................        11,396                20,307                 23,680

-----------------------------------------------------------------------------------------------------------------------------------
  Total adjustments..............................................       (11,186)                 (969)                 3,782

-----------------------------------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities......................       111,330                96,456                 79,991

Cash flow from investing activities:
  Proceeds from maturities of investments........................        52,109                55,023                 64,008
  Proceeds from sales of investments.............................           ---                 5,675                 16,184
  Payments for purchases of investments..........................       (44,486)              (69,498)               (66,052)
  Capital expenditures...........................................       (67,722)              (33,581)               (35,308)
  Increase in net finance receivables............................       (28,499)               (2,821)                (8,839)
  Increase in other certain assets...............................       (14,068)              (10,223)               (22,131)
  Other..........................................................           (59)                  126                    126

-----------------------------------------------------------------------------------------------------------------------------------
  Net cash used by investing activities..........................      (102,725)              (55,299)               (52,012)

Cash flow from financing activities:
  Dividends paid.................................................       (34,473)              (31,190)               (29,290)
  Distribution of affiliate's earnings to minority interest
    holder.......................................................        (1,295)               (5,719)                (2,527)
  Proceeds from issuance of Common Shares........................         4,774                 1,248                  1,177
  Proceeds from long-term borrowings.............................        20,800                   ---                    ---
  Other..........................................................           ---                   691                  1,074

-----------------------------------------------------------------------------------------------------------------------------------
  Net cash used by financing activities..........................       (10,194)              (34,970)               (29,566)

-----------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents.................        (1,589)                6,187                 (1,587)
Cash and cash equivalents at the beginning of the year...........        21,885                15,698                 17,285

-----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at the end of the year.................       $20,296               $21,885                $15,698
===================================================================================================================================


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

STATEMENTS OF CASH FLOWS

For the purposes of the Consolidated Statements of Cash Flows, the Registrant considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash paid during 1997, 1996 and 1995 for income taxes amounted to $60,738 $47,293 and $40,487, respectively.

INTERNATIONAL OPERATIONS

The Registrant translates the assets and liabilities of its non-U.S. subsidiaries at the exchange rates in effect at year-end and the results of operations at the average rate throughout the year. The translation adjustments are recorded directly as a separate component of shareholders' equity, while transaction gains (losses) are included in net income. Sales to customers outside the United States approximated 26.1 percent of net sales in 1997, 22.3 percent in 1996, and 19.8 percent in 1995.

FINANCIAL INSTRUMENTS

The carrying amount of financial instruments including cash and cash equivalents, trade receivables and accounts payable approximated fair value as of December 31, 1997 and 1996, because of the relatively short maturity of these instruments.

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

INVESTMENT SECURITIES

Investment in debt and equity securities with readily determinable fair values are accounted for at fair value due to the fact that the Registrant's investment portfolio is classified as available-for-sale.

DEPRECIATION AND AMORTIZATION

Depreciation of property, plant and equipment is computed using the straight-line method for financial statement purposes. Accelerated methods of depreciation are used for federal income tax purposes. Amortization of leasehold improvements is based upon the shorter of original terms of the lease or life of the improvement.

RESEARCH AND DEVELOPMENT

Total research and development costs charged to expense were $45,184, $41,797 and $35,470 in 1997, 1996 and 1995, respectively.

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

STOCK-BASED COMPENSATION

Prior to January 1, 1996, the Registrant accounted for its stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Registrant adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, FAS 123 also allows entities to continue to apply the provisions of APB Opinion 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair value based method defined in FAS 123 had been applied. The Registrant has elected to continue to apply the provisions of APB Opinion 25 and provide the pro forma disclosure provisions of FAS 123.

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

EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The Registrant adopted this standard, as required, for its December 31, 1997 Financial Statements. For the years presented, the Registrant presents both basic and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if common stock equivalents were exercised and then shared in the earnings of the Registrant.

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

On June 27, 1997, the Registrant announced that InterBold would discontinue its international marketing and distribution agreement with IBM.

On July 2, 1997, IBM informed the Registrant that it was exercising its option pursuant to the InterBold contractual arrangements to sell its 30 percent minority interest in InterBold to the Registrant. On January 27, 1998, the Registrant completed its purchase of IBM's 30 percent minority interest in InterBold for $16,100 which represented IBM's tax capital account on July 2, 1997. The Registrant financed the purchase with its cash reserves. This transaction did not have a material effect on the Registrant's financial position or results of operations. The Registrant will continue its discussions with IBM as well as other companies to ensure efficient international distribution for self-service products.

NOTE 3:  INVESTMENT SECURITIES

At December 31, 1997 and 1996, the investment portfolio was classified as available-for-sale. The marketable debt and equity securities are stated at fair value, and the Registrant includes as a separate component of shareholders' equity until realized net unrealized holding gains of $859 (net of taxes of $464) and net unrealized holding gains of $526 (net of taxes of $283) at December 31, 1997 and 1996, respectively. The fair value of securities and other investments is estimated based on quoted market prices.

The Registrant's investment securities, excluding insurance contracts, at December 31, are summarized as follows:

                                      Amortized            Fair
                                      Cost Basis           Value
-------------------------------------------------------------------
1997:
===================================================================
Short-term investments:
  Tax-exempt municipal bonds          $  36,331          $ 36,473

Securities and other investments:
  Tax-exempt municipal bonds          $  85,245          $ 86,247
  Equity securities..........            28,668            28,847
-------------------------------------------------------------------
                                      $ 113,913          $115,094

-------------------------------------------------------------------



                                      Amortized         Fair
                                     Cost Basis         Value
-------------------------------------------------------------------
1996:
===================================================================
Short-term investments:
  Tax-exempt municipal bonds          $  39,944        $ 40,137
  Certificates of deposit.........        3,112           3,112

-------------------------------------------------------------------
                                      $  43,056        $ 43,249

-------------------------------------------------------------------


Securities and other investments:
  Tax-exempt municipal bonds          $  94,473        $ 95,280
  Equity securities..........            26,787          26,596

-------------------------------------------------------------------
                                      $ 121,260        $121,876

-------------------------------------------------------------------



The contractual maturities of tax-exempt municipal bonds at December 31, 1997, are as follows:

                                       Amortized          Fair
                                      Cost Basis         Value
===============================================================
Due within one year...........        $  36,331        $ 36,473
Due after one year
 through five years...........           85,245          86,247

---------------------------------------------------------------
                                      $ 121,576        $122,720

---------------------------------------------------------------


NOTE 4:  INVENTORIES

Major classes of inventories at December 31 are summarized as follows:


                                   1997         1996
===============================================================
Finished goods and
  service parts...........      $  44,776    $  40,348
Work in process...........         82,985       68,967
Raw materials.............            321          117

---------------------------------------------------------------
                                 $128,082    $ 109,432

---------------------------------------------------------------

NOTE 5:  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, together with annual depreciation and amortization rates, consisted of the following:

                                                          Annual
                                  1997          1996      Rates
=================================================================
Land and land
  improvements.........       $    5,305     $   4,805    5-20%
Buildings..............           42,552        36,004    2-34%
Machinery, equipment
  and rotatable
  spares...............          150,972       134,398    5-40%
Leasehold
  improvements.........            2,981         2,278    Lease
                                                          Term
Construction in
  progress.............           57,824        25,618    ---

-----------------------------------------------------------------
                              $  259,634     $ 203,103

-----------------------------------------------------------------

NOTE 6:  FINANCE RECEIVABLES

The components of finance receivables for the net investment in sales-type leases are as follows:

                                       1997          1996
==============================================================
Total minimum
  finance receivables..              $93,043        $65,403
Estimated unguaranteed
  residual values......                3,051            254

--------------------------------------------------------------
                                      96,094         65,657
Less:  Unearned interest
          income.......              (20,469)       (19,543)
          Unearned residuals          (1,096)           (84)

--------------------------------------------------------------
                                     (21,565)       (19,627)

                                     $74,529        $46,030
--------------------------------------------------------------

Future minimum finance receivables due from customers under sales-type leases as of December 31, 1997, are as follows:

--------------------------------------------------------------
1998......................                             $16,391
1999......................                              16,883
2000......................                              17,187
2001......................                              17,316
2002......................                              15,549
Thereafter................                               9,717

--------------------------------------------------------------
                                                       $93,043
--------------------------------------------------------------


NOTE 7:  SHORT-TERM FINANCING

At December 31, 1997, bank credit lines approximated $150,000 with various banks for short-term financing. The Registrant had no outstanding borrowings under these agreements at December 31, 1997 and 1996.

The Registrant has informal understandings with certain banks to maintain compensating balances which are not legally restricted as to withdrawal. The lines of credit can be withdrawn at each bank's option.

NOTE 8:  BONDS PAYABLE

Bonds payable at December 31 consisted of the following:

                                             1997        1996
===============================================================
Industrial Development
   Revenue Bond due
   January 1, 2017...............          $ 5,800       $---
Industrial Development
   Revenue Bond due
   April 1, 2017..................           7,500        ---
Industrial Development
   Revenue Bond due
   June 1, 2017...................           7,500        ---
---------------------------------------------------------------
                                           $20,800       $---

---------------------------------------------------------------

In 1997, three industrial development revenue bonds were issued on behalf of the Registrant. The proceeds from the bond issuances were used to construct new manufacturing facilities in Danville and Staunton, Virginia, and Lexington, North Carolina. The Registrant guaranteed the payments of principal and interest on the bonds by obtaining letters of credit. Each industrial development revenue bond carries a variable interest rate which is reset weekly by the remarketing agents. The Registrant is in compliance with the covenants of its loan agreements and believes that the covenants will not restrict its future operations.

Interest paid on these bonds charged to expense was $176 in 1997.

NOTE 9:  SHAREHOLDERS' EQUITY

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

On the basis of amounts declared and paid, the annualized quarterly dividends per share were $0.50 in 1997, $0.45 in 1996 and $0.43 in 1995.

At December 31, 1997, the Registrant had three stock-based compensation plans. As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Registrant applies APB Opinion 25 and related interpretations in accounting for its plans. Under the guidelines of APB Opinion 25, compensation cost for fixed and variable stock-based awards is measured by the excess, if any, of the market price of the underlying stock over the exercise price of the option at the grant date.

In the following chart, the Registrant provides net income and basic earnings per share reduced by the pro forma amounts calculating compensation cost for the Registrant's fixed stock option plan consistent with FAS 123. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 1997, 1996 and 1995, respectively: risk-free interest rates of 5.7, 5.5 and 6.5 percent; dividend yield of 2.2 percent in 1997 and 1996, and 3.0 percent in 1995; expected lives of seven, six and four years for options granted in 1997, 1996 and 1995; and volatility of 19, 21 and 20 percent.

                                 1997        1996            1995
                              --------     ---------       --------
Net income
  As reported.............    $122,516     $ 97,425        $ 76,209

  Pro forma...............    $120,556     $ 97,030        $ 76,096

Basic earnings per share
  As reported.............    $   1.78     $   1.42        $   1.11

  Pro forma...............    $   1.75     $   1.41        $   1.11

Pro forma net income reflects only options granted since January 1, 1995. Therefore, the full impact of calculating compensation cost for stock options under FAS 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of five years and compensation cost for options granted prior to January 1, 1995, is not considered.

FIXED STOCK OPTIONS

Under the 1991 Equity and Performance Incentive Plan, as Amended and Restated (1991 Plan), Common Shares are available for grant of options at a price not less than 85 percent of the fair market value of the Common Shares at the time of grant. The exercise price of options granted since January 1, 1995, was equal to the market price at the grant date, and accordingly, no compensation cost has been recognized. In general, options are exercisable in cumulative annual installments over five years, beginning one year from the date of grant. The number of Common Shares that may be issued or delivered pursuant to the 1991 Plan is 6,265,313, of which 5,224,066 shares were available for issuance at December 31, 1997. The 1991 Plan will expire on April 2, 2002.

The 1991 Plan replaced the Amended and Extended 1972 Stock Option Plan (1972
Plan), which expired by its terms on April 2, 1992. Awards already outstanding under the 1972 Plan are unaffected by the adoption of the 1991 Plan.

In 1997, the Registrant announced the 1997 Milestone Stock Option Plan (Milestone Plan). The purpose of the Milestone Plan is to reward the Registrant's employee associates for their part in helping the Registrant reach $1 billion in revenues in 1996, and to foster the interest of the employee associates in the growth and development of the Registrant by encouraging stock ownership. The Milestone Plan granted options on March 3, 1997, for 100 Common Shares to all eligible salaried and hourly employee associates. The exercise price of the options granted under the Milestone Plan was equal to the market price at the grant date, and accordingly, no compensation cost has been recognized. In general all options are exercisable beginning two years from the date of grant. The number of Common Shares that may be issued or delivered pursuant to the Milestone Plan is 600,000 of which 559,900 shares were available for issuance at December 31, 1997. The Milestone Plan will expire on March 2, 2002.

The following is a summary with respect to options outstanding at December 31, 1997, 1996 and 1995, and activity during the years ending on those dates:

                                                       1997                       1996                     1995
                                              -----------------------   -----------------------     ----------------------
                                                           Weighted-                  Weighted-                 Weighted-
                                                            Average                    Average                   Average
                                                           Exercise                   Exercise                   Exercise
                                               Shares        Price         Shares       Price        Shares       Price
                                               ------        -----         ------       -----        ------       -----

Outstanding at the beginning of year          1,529,545     $  18        1,180,283      $  12        996,366      $  11

Options granted                                 829,500        41          500,438         29        308,476         16

Options exercised                              (203,260)       10         (130,377)        10       (103,836)         8

Options expired or forfeited                    (34,562)       40          (20,799)        17        (20,723)        14

---------------------------------------------------------------------------------------------------------------------------

Outstanding at the end of year                2,121,223     $  27        1,529,545      $  18      1,180,283      $  12

---------------------------------------------------------------------------------------------------------------------------

Options exercisable at the end of year          694,448                    577,198                   472,712

Weighted-average fair value
  of options granted during the year              $   7                      $   6                     $   4


The following table summarizes pertinent information regarding fixed stock options outstanding and options exercisable at December 31, 1997:



                                      ---------------------------------------------------------------------------------------
                                                  Options Outstanding                        Options Exercisable
                                      ------------------------------------------        -------------------------------------
                                                       Weighted-
                                                        Average
                                         Number        Remaining      Weighted-             Number         Weighted-
                                           of         Contractual      Average                of            Average
                                         Options         Life         Exercise              Options         Exercise
    Range of Exercise Prices           Outstanding    (In years)       Price              Exercisable         Price
-----------------------------------------------------------------------------------------------------------------------------

             $  11     -      15          22,780        0.33           $   12                22,780          $  12
                 6     -      18          46,371        1.00               11                37,509             10
                 7     -      16          80,469        2.00               10                60,213              8
                 6     -      36         103,144        3.00               15                68,971              9
                 9     -      42         748,975        4.00               37                98,425             10
                13     -      13         154,394        5.00               13               117,934             13
                17     -      18         126,410        6.00               17                70,070             17
                15     -      19         247,820        7.00               16               119,569             16
                24     -      38         333,960        8.00               27                76,477             24
                33     -      38         256,900        9.00               38                22,500             38
                                       ---------                                         ----------

                                       2,121,223        6.00            $27.17              694,448          $14.49
                                       ---------                                         ----------

RESTRICTED SHARE GRANTS

The 1991 Plan also provides for the issuance of restricted shares without cost to certain employee associates. Outstanding shares granted at December 31, 1997, totaled 35,748 restricted shares. The shares are subject to forfeiture under certain circumstances. Unearned compensation representing the fair market value of the shares at the date of grant will be charged to income over the three-to-five-year vesting period.

PERFORMANCE SHARE GRANTS

The 1991 Plan also provides for the issuance of Common Shares based on certain management objectives achieved within a specified performance period of at least one year as determined by the Board of Directors. The management objectives set in 1997 are based on a three-year performance period ending December 31, 1999. The management objectives for the period ended December 31, 1997, were set in April 1995. The objectives were exceeded and a payout was made in the form of cash in 1998.

The compensation cost that has been charged against income for its performance-based share grant plan was $10,400, $13,534 and $7,201 in 1997, 1996 and 1995, respectively.

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

NOTE 10:  EARNINGS PER SHARE
(In thousands except per share amounts)

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The Registrant adopted this standard, as required for its December 31, 1997 Financial Statements. For the years presented, the Registrant presents both basic and diluted earnings per share.

The following data show the amounts used in computing earnings per share and the effect on the weighted-average number of shares of dilutive potential common stock.

                                        1997          1996        1995
--------------------------------------------------------------------------
NUMERATOR:
Income available to
   common shareholders
   used in basic and diluted
   earnings per share               $122,516      $ 97,425      $ 76,209

DENOMINATOR:
Weighted-average
   number of Common
   Shares used in basic
   earnings per share                 68,939        68,796        68,649

Effect of dilutive securities:
   Fixed stock options                   551           486           323
   Performance share grants               --            68            50
                                    ------------------------------------

Weighted-average number
   of Common Shares
   and dilutive potential
   Common Shares used
   in diluted
   earnings per share                 69,490        69,350        69,022
                                    ------------------------------------

BASIC EARNINGS
   PER SHARE                        $   1.78      $   1.42      $   1.11
DILUTED EARNINGS
   PER SHARE                        $   1.76      $   1.40      $   1.10

Fixed stock options on 179 Common Shares were not included in computing diluted earnings per share in 1996, because their effects were antidilutive.

NOTE 11:  PENSION PLANS AND
POSTRETIREMENT BENEFITS

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

Approximately 90 percent of the plan assets at September 30, 1997 and 1996, were invested in listed stocks and investment grade bonds.

A summary of the components of net periodic pension costs follows:


                           1997      1996      1995
====================================================
Benefit earned
  during the year        $ 7,795  $ 7,140   $ 6,360
Interest accrued on
  projected benefit
  obligation              14,260   13,405    12,268
Actual return on plan
  assets                 (59,071) (21,546)  (42,503)
Net amortization and
  deferral                41,662    5,670    27,403

----------------------------------------------------
Net periodic pension
  costs                  $ 4,646  $ 4,669   $ 3,528

----------------------------------------------------


Assumptions used to measure the projected benefit obligation and the expected long-term rate of return on plan assets at September 30, 1997 and 1996, and December 31, 1995, include a discount rate of 7.25 percent, an expected long-term rate of return on assets of 9 percent, and a rate of increase in compensation levels of 5 percent.

Minimum liabilities have been recorded in 1997, 1996 and 1995 for the plans whose total accumulated benefit obligation exceeded the fair value of the plan's assets.

The Registrant offers an employee associate 401(k) Savings Plan (Savings Plan) to encourage eligible employee associates to save on a regular basis by payroll deductions, and to provide them with an opportunity to become shareholders of the Registrant. Under the Savings Plan from January 1, through March 31, 1997, the Registrant matched 80 percent of a participating employee associate's first 4 percent of contributions and 40 percent of a participating employee associate's second 4 percent of contributions. Under the Savings Plan from April 1 through December 31, 1997, the Registrant matched 100 percent of a participating employee associate's first 4 percent of contributions and 40 percent of a participating employee associate's second 4 percent of contributions.

The following table sets forth the funded status and amounts recognized in the Consolidated Balance Sheets at December 31, for the Registrant's defined benefit pension plans:


                                                                  1997                                     1996
===============================================================================================================================
                                                      Plan Assets        Accumulated           Plan Assets         Accumulated
                                                      in Excess of       Benefits in           in Excess of        Benefits in
                                                      Accumulated         Excess of            Accumulated          Excess of
                                                        Benefits         Plan Assets             Benefits          Plan Assets

===============================================================================================================================
Fair value of plan assets.........................      $256,426           $ 15,217              $205,962           $ 11,724
Less:
  Actuarial present value of projected
    benefit obligation:
    Vested employee associates....................       126,832             29,255               117,974             24,399
    Nonvested employee associates.................        11,827              2,730                 6,405              4,843

-------------------------------------------------------------------------------------------------------------------------------
    Accumulated benefit obligation................       138,659             31,985               124,379             29,242
    Amounts related to future
      salary increases............................        41,664              2,347                36,037              2,249

-------------------------------------------------------------------------------------------------------------------------------
Total projected benefit obligation................       180,323             34,332               160,416             31,491

-------------------------------------------------------------------------------------------------------------------------------
Plan assets less projected benefits...............        76,103            (19,115)               45,546            (19,767)
  Unrecognized prior service costs, net...........         5,133              2,191                 5,718              2,667
  Unamortized net transition (asset)
    obligation....................................       (11,319)               179               (12,863)               240
  Unrecognized net (gain) loss....................       (51,624)             4,258               (19,016)             4,597
  Adjustment required to recognize
    minimum liability.............................           ---             (4,281)                  ---             (5,255)

-------------------------------------------------------------------------------------------------------------------------------

  Prepaid pension costs (accrued obligations).....       $18,293           $(16,768)              $19,385           $(17,518)
===============================================================================================================================

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

A summary of the components of net periodic postretirement (life and healthcare) benefit costs follows:

                                                1997      1996      1995
========================================================================
Interest cost.............                    $1,788    $1,806    $2,104
Service cost..............                        62        57        61
Amortization .............                        --        --       207

------------------------------------------------------------------------
Net periodic postretirement
 benefit cost.............                    $1,850    $1,863    $2,372

------------------------------------------------------------------------


The effect of a one percentage point annual increase in the assumed healthcare cost trend rate would increase the service and interest cost components of the healthcare benefits from $1,620 to $1,750, an 8.0 percent increase.

Measurement of the accumulated postretirement benefit obligation at September 30, 1997 and 1996, was based on a discount rate of 7.25 percent in 1997 and 1996. The following table sets forth the components of the accumulated postretirement benefit obligation at December 31:

                                      1997          1996
=============================================================
Retirees .....................      $ 19,560      $ 24,545
Fully eligible active
    plan participants ........           288           209
Other active plan participants           930           841

-------------------------------------------------------------
Accumulated postretirement
    benefit obligation .......        20,778        25,595
Unrecognized net gain (loss) .         4,551          (778)

-------------------------------------------------------------
Accrued postretirement
    benefit obligation .......      $ 25,329      $ 24,817

-------------------------------------------------------------


The postretirement benefit obligation was determined by application of the terms of medical and life insurance plans together with relevant actuarial assumptions and healthcare cost trend rates projected at annual rates declining from 8.5 percent in 1997 to 4.5 percent through the year 2005 as well as the following years. The effect of a one percentage point annual increase in these assumed healthcare cost trend rates would increase the healthcare accumulated postretirement benefit obligation from $18,339 to $19,850, an 8.2 percent increase.

NOTE 12: LEASES

The Registrant's future minimum lease payments due under operating leases for real and personal property in effect at December 31, 1997, are as follows:

                              Real      Vehicles and
Expiring          Total      Estate       Equipment
===================================================
1998 ...........  $25,056    $ 7,941      $17,115
1999 ...........   18,246      6,103       12,143
2000 ...........   12,033      5,197        6,836
2001 ...........    6,720      4,402        2,318
2002 ...........    3,922      3,916            6
Thereafter .....    9,085      9,085         --

---------------------------------------------------
                  $75,062    $36,644      $38,418

---------------------------------------------------


Rental expense for 1997, 1996 and 1995 under all lease agreements amounted to approximately $30,900, $28,100 and $22,000, respectively.

NOTE 13:  INCOME TAXES

Income tax expense attributable to income from continuing operations consists of:

                         1997      1996     1995
====================================================
Federal and international
  Current............ $54,348    $45,082    $33,127
  Deferred...........    (265)    (2,696)    (1,113)

----------------------------------------------------
                       54,083     42,386     32,014
State and local
  Current..........     9,368      7,203      5,339
  Deferred.........      (308)      (510)      (339)

----------------------------------------------------
                        9,060      6,693      5,000

----------------------------------------------------
                      $63,143    $49,079    $37,014

----------------------------------------------------


In addition to the 1997 income tax expense of $63,143, certain deferred income tax expenses of $296 were allocated directly to shareholders' equity.

A reconciliation of the difference between the U.S. statutory tax rate and the effective tax rate is as follows:

                              1997       1996         1995
===========================================================
Statutory tax rate ....      35.0%       35.0%       35.0%
State and local income
  taxes, net of federal
  tax benefit .........       3.2         3.0         2.9
Exempt income .........      (2.5)       (2.7)       (3.2)
Insurance contracts ...      (2.1)       (2.3)       (3.9)
Other .................       0.4         0.5         1.9

-----------------------------------------------------------
Effective tax rate ....      34.0%       33.5%       32.7%

-----------------------------------------------------------


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Registrant's deferred tax assets and liabilities are as follows:

                                 1997        1996
==================================================
DEFERRED TAX ASSETS:
Postretirement benefits....    $13,882     $13,194
Accrued expenses...........     17,110      16,686
Inventory..................      6,712       6,396
Partnership income.........      4,860       4,079
Deferred revenue...........      4,694       6,566
Net operating
   loss carryforwards......      1,685       1,362
State deferred taxes.......      6,841       6,316
Other......................     10,619       8,639

--------------------------------------------------
                                66,403      63,238
Valuation allowance.......      (1,777)     (1,441)

--------------------------------------------------
Net deferred tax assets...      64,626      61,797

--------------------------------------------------


DEFERRED TAX LIABILITIES:
Pension...................       7,728      7,021
Amortization..............       4,093      3,973
Depreciation..............       2,569      2,483
Other.....................       9,423      6,093

--------------------------------------------------
Net deferred tax
  liabilities.............      23,813     19,570

--------------------------------------------------
Net deferred tax asset....     $40,813    $42,227

--------------------------------------------------


At December 31, 1997, the Registrant's international subsidiaries had deferred tax assets relating to net operating loss carryforwards of $1,685, $973 of which expires in years 1999 through 2004, and $712 of which has an indefinite carryforward period. For financial reporting purposes, a valuation allowance of $1,685 has been recognized to offset the deferred tax assets relating to the net operating loss carryforwards.

NOTE 14: COMMITMENTS AND
CONTINGENCIES

At December 31, 1997, the Registrant was a party to several lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the Registrant's financial position or results of operations.

NOTE 15: SEGMENT INFORMATION

The Registrant operates predominantly in one industry segment, financial systems and equipment. This industry segment accounts for more than 90 percent of the consolidated revenues, operating profit and identifiable assets.

The Registrant had one customer, IBM, its minority partner in the InterBold joint venture, that accounted for $173,751 of the total net sales of $1,226,936 in 1997, $146,103 of the total net sales of $1,030,191 in 1996, and $106,392 of the total net sales of $863,409 in 1995.

NOTE 16: QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

See "Comparison of Selected Quarterly Financial Data (Unaudited)" on page 31 of this Annual Report on Form 10-K.


FORWARD-LOOKING STATEMENT DISCLOSURE

In the Registrant's written or oral statements, the use of the words "believes," "anticipates," "expects" and similar expressions is intended to identify forward-looking statements which have been made and may in the future be made by or on behalf of the Registrant, including statements concerning future operating performance, the Registrant's share of new and existing markets, and the Registrant's short-and long-term revenue and earnings growth rates. Although the Registrant believes that its outlook is based upon reasonable assumptions regarding the economy, its knowledge of its business, and on key performance indicators which impact the Registrant, there can be no assurance that the Registrant's goals will be realized. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Registrant's uncertainties could cause actual results to differ materially from those anticipated in forward-looking statements. These include, but are not limited to:

- competitive pressures, including pricing pressures and technological developments;
- changes in the Registrant's relationships with customers, suppliers, distributors and/or partners in its business ventures;
- changes in political, economic or other factors such as currency exchange rates, inflation rates, recessionary or expansive trends, taxes and regulations and laws affecting the worldwide business in each of the Registrant's operations;
- acceptance of the Registrant's product and technology introductions in the marketplace; and
-    unanticipated litigation, claims or assessments.

COMPARISON OF SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


                          1ST QUARTER               2ND QUARTER               3RD QUARTER                4TH QUARTER
(Dollars in thousands   1997         1996        1997         1996         1997        1996          1997          1996
except per
share amounts)
========================================================================================================================
Net sales ......     $264,608     $215,886     $303,202     $248,337     $317,778     $271,796     $341,348     $294,172
Gross profit ...       92,359       73,816      106,203       87,529      108,522       94,279      123,016      101,888
Net income .....       23,733       18,039       30,690       24,427       33,056       26,673       35,037       28,286
Basic earnings
  per share ....         0.34         0.26         0.45         0.36         0.48         0.39         0.51         0.41
Diluted earnings
  per share * ..         0.34         0.26         0.44         0.35         0.47         0.38         0.50         0.41

========================================================================================================================


See Note 16 to Consolidated Financial Statements and 5-Year Summary 1997-1993.

* Annual earnings per share do not equal the sum of individual quarters due to differences in the weighted-average number of shares outstanding during the respective periods.

                              REPORT OF MANAGEMENT



The management of Diebold, Incorporated is responsible for the contents of the consolidated financial statements, which are prepared in conformity with generally accepted accounting principles. The consolidated financial statements necessarily include amounts based on judgments and estimates. Financial information elsewhere in the Form 10-K is consistent with that in the consolidated financial statements.
   The Registrant maintains a comprehensive accounting system which includes controls designed to provide reasonable assurance as to the integrity and reliability of the financial records and the protection of assets. An internal audit staff is employed to regularly test and evaluate both internal accounting controls and operating procedures, including compliance with the Registrant's statement of policy regarding ethical and lawful conduct. The role of KPMG Peat Marwick LLP, the independent auditors, is to provide an objective examination of the consolidated financial statements and the underlying transactions in accordance with generally accepted auditing standards. The report of KPMG Peat Marwick LLP accompanies the consolidated financial statements.
   The Audit Committee of the Board of Directors, composed of directors who are not members of management, meets regularly with management, the independent auditors and the internal auditors to ensure that their respective responsibilities are properly discharged. KPMG Peat Marwick LLP and the Internal Audit Organization have full and free independent access to the Audit Committee.







Gerald F. Morris
Executive Vice President and Chief Financial Officer

                            5-YEAR SUMMARY 1997-1993
                     DIEBOLD, INCORPORATED AND SUBSIDIARIES
                             SELECTED FINANCIAL DATA
               (IN THOUSANDS EXCEPT PER SHARE AMOUNTS AND RATIOS)

                                                              1997          1996           1995          1994             1993

=================================================================================================================================
OPERATING RESULTS
Net sales ...........................................     $ 1,226,936   $ 1,030,191    $   863,409    $   760,171     $   623,277
Cost of sales .......................................         796,836       672,679        568,978        504,489         413,239
Gross profit ........................................         430,100       357,512        294,431        255,682         210,038
Selling and administrative expense ..................         191,842       166,572        144,490        128,309         106,110
Research, development and engineering expense .......          54,397        50,576         43,130         36,599          34,838
Operating profit ....................................         183,861       140,364        106,811         90,774          69,090
Other income, net ...................................           6,894        10,533          6,612          5,152           5,664
Minority interest ...................................          (5,096)       (4,393)          (200)        (1,948)         (4,239)
Income before taxes .................................         185,659       146,504        113,223         93,978          70,515
Taxes on income .....................................          63,143        49,079         37,014         30,467          22,141
Net income ..........................................         122,516        97,425         76,209         63,511          48,374
Basic earnings per share (Note A) ...................            1.78          1.42           1.11           0.93            0.71
Diluted earnings per share (Note A) .................            1.76          1.40           1.10           0.93            0.71

---------------------------------------------------------------------------------------------------------------------------------
DIVIDEND AND COMMON SHARE DATA
Basic weighted-average shares outstanding (Note A) ..          68,939        68,796         68,649         68,243          68,020
Diluted weighted-average shares outstanding (Note A)           69,490        69,350         69,022         68,595          68,307
Common dividends paid ...............................     $    34,473   $    31,190    $    29,290    $    26,682     $    24,191
Common dividends paid per share (Note A) ............            0.50          0.45           0.43           0.39            0.36

---------------------------------------------------------------------------------------------------------------------------------
YEAR-END FINANCIAL POSITION
Current assets ......................................     $   549,837   $   487,523    $   376,212    $   329,658     $   311,500
Current liabilities .................................         242,080       228,220        189,078        159,755         138,571
Net working capital .................................         307,757       259,303        187,134        169,903         172,929
Property, plant and equipment, net ..................         143,901        95,934         84,072         64,713          60,660
Total assets ........................................         991,050       859,101        749,795        666,174         609,019
Long-term debt, less current maturities .............          20,800           ---            ---            ---             ---
Shareholders' equity ................................         668,581       575,570        507,680        459,839         427,391
Shareholders' equity per share (Note B) .............            9.69          8.36           7.39           6.70            6.27

---------------------------------------------------------------------------------------------------------------------------------
RATIOS
Pretax profit on net sales (%) ......................            15.1%         14.2%          13.1%          12.4%           11.3%
Current ratio .......................................        2.3 to 1      2.1 to 1       2.0 to 1       2.1 to 1        2.3 to 1

---------------------------------------------------------------------------------------------------------------------------------
OTHER DATA
Capital expenditures ................................     $    67,722   $    33,581    $    35,308    $    22,641     $    18,343
Depreciation and amortization .......................          18,701        20,984         14,174         13,240          12,231

=================================================================================================================================
Note A -- After adjustment for stock splits.
Note B -- Based on shares outstanding at year-end adjusted for stock splits.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
--------------------------------------------------------------------
         AND FINANCIAL DISCLOSURE.
         -------------------------

     There have been no changes in accountants or disagreements with accountants on accounting and financial disclosures.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
------------------------------------------------------------

     Information with respect to directors of the Registrant is included on pages 4 through 8 of the Registrant's proxy statement for the 1998 Annual Meeting of Shareholders ("1998 Annual Meeting") and is incorporated herein by reference. Refer to pages 6 through 9 of this Form 10-K for information with respect to executive officers.

ITEM 11. EXECUTIVE COMPENSATION.
--------------------------------

     Information with respect to executive compensation is included on pages 9 through 17 of the Registrant's proxy statement for the 1998 Annual Meeting and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

     Information with respect to security ownership of certain beneficial owners and management is included on pages 2 through 7 of the Registrant's proxy statement for the 1998 Annual Meeting and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

     The information with respect to certain relationships and related transactions set forth under the caption "Compensation Committee Interlocks and Insider Participation" on page 8 of the Registrant's proxy statement for the 1998 Annual Meeting is incorporated herein by reference.


PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.
-------------------------------------------------------------------------

(a)     Documents filed as a part of this report.

        1. The following additional information for the years 1997, 1996, and 1995 is submitted herewith:

            Independent Auditors' Report on Consolidated Financial Statements and Financial Statement Schedule

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

             4. Rights Agreement dated as of February 10, 1989 between Diebold, Incorporated and The Bank of New York -- incorporated by reference to Exhibit 2.1 to Registrant's Registration Statement on Form 8-A dated February 10, 1989.

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

        *    10.3 (ii) Consulting  Agreement with William T. Blair  --
                       incorporated by reference to Exhibit 10.3 (ii) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.
-------------------------------------------------------------------------
(continued)
-----------


          *  10.8      1991 Equity and Performance Incentive Plan as Amended and
                       Restated -- incorporated by reference to Exhibit 10.8 to Registrant's Form 10-Q for the quarter ended March 31,
                       1997.


          *  10.9      Long-Term Executive Incentive Plan -- incorporated by
                       reference to Exhibit 10.9 of Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

          *  10.10     1992 Deferred Incentive Compensation Plan (as amended and
                       restated as of July 1, 1993) -- incorporated by reference to Exhibit 10.10 to Registrant's Annual Report on Form
                       10-K for the year ended December 31, 1993.

         *   10.11     Annual Incentive Plan -- incorporated by reference to
                       Exhibit 10.11 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

        *    10.13     Forms of Deferred Compensation Agreement and Amendment
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

(b)     Reports on Form 8-K.

        No reports on Form 8-K were filed during the fourth quarter of 1997

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DIEBOLD, INCORPORATED


 March 5, 1998                  By:     /s/Robert W. Mahoney
--------------                          --------------------
    Date                                Robert W. Mahoney
                                        Chairman of the Board and
                                        Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        Signature                                         Title                                    Date
        ---------                                         -----                                    ----

/s/Robert W. Mahoney                      Chairman of the Board and                             March 5, 1998
------------------------                   Chief Executive Officer                              -------------
  Robert W. Mahoney                        (Principal Executive Officer)


/s/Gerald F. Morris                       Executive Vice President                              March 5, 1998
------------------------                   and Chief Financial Officer                          -------------
  Gerald F. Morris                         (Principal Accounting and
                                           Financial Officer)

/s/Louis V. Bockius III                   Director                                              March 5, 1998
------------------------                                                                        -------------
  Louis V. Bockius III

/s/Daniel T. Carroll                      Director                                              March 5, 1998
------------------------                                                                        -------------
  Daniel T. Carroll

/s/Richard L. Crandall                    Director                                              March 5, 1998
------------------------                                                                        -------------
  Richard L. Crandall

             *                            Director                                              March 5, 1998
------------------------                                                                        -------------
  Donald R. Gant

/s/L. Lindsey Halstead                    Director                                              March 5, 1998
------------------------                                                                        -------------
  L. Lindsey Halstead

            *                             Director                                              March 5, 1998
------------------------                                                                        -------------
  Phillip B. Lassiter

       Signature                                      Title                                           Date
       ---------                                      -----                                           ----

           *                                       Director                                     March 5, 1998
------------------------                                                                        -------------
  John N. Lauer

           *                                       Director                                     March 5, 1998
------------------------                                                                        -------------
  William F. Massy

           *                                       Director                                     March 5, 1998
------------------------                                                                        -------------
  Gregg A. Searle

/s/W. R. Timken, Jr.                               Director                                     March 5, 1998
------------------------                                                                        -------------
  W. R. Timken, Jr.


* The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and directors of the Registrant and filed with the Securities and Exchange Commissions on behalf of such officers and directors.


Dated:  March 5, 1998               *By:    /s/Gerald F. Morris
       ---------------                      -------------------
                                            Gerald F. Morris, Attorney-in-Fact

                         INDEPENDENT AUDITORS' REPORT ON
                         -------------------------------
              FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
              -----------------------------------------------------



The Board of Directors and Shareholders
Diebold, Incorporated


We have audited the accompanying consolidated balance sheets of Diebold, Incorporated and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in Item 14 (a)(1) of Form 10-K of Diebold, Incorporated for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements and financial statement schedule are the responsibility of the Registrant's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diebold, Incorporated and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




/s/KPMG Peat Marwick LLP

KPMG PEAT MARWICK LLP
Cleveland, Ohio
January 20, 1998, except for the second paragraph of Note 2, which is as of January 27, 1998

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                                  Balance at                                                      Balance
                                                  beginning                                                       at end
                                                  of period         Additions              Deductions            of period
                                                  ---------         ---------              ----------            ----------



Year ended December 31, 1997
----------------------------

Allowance for doubtful accounts                  $5,917,055        $1,727,130                $806,167            $6,838,018




Year ended December 31, 1996
----------------------------

Allowance for doubtful accounts                  $5,541,954        $2,273,553              $1,898,452            $5,917,055




Year ended December 31, 1995
----------------------------

Allowance for doubtful accounts                  $4,053,864        $1,733,449                $245,359            $5,541,954

                                  EXHIBIT INDEX
                                  -------------



    EXHIBIT NO.                    DOCUMENT DESCRIPTION                                   PAGE NO.
    -----------                    --------------------                                   --------

         10.2                      Schedule of Certain Officers who                           42
                                   are Parties to Employment Agreements


         21                        Subsidiaries of the Registrant                             43


         23                        Consent of Independent Auditors                            44


         24                        Power of Attorney                                          45


         27                        Financial Data Schedule                                    46