Form 10-Q
period 1998-03-31
DIEBOLD INC
filed 1998-04-30
CIK 28823

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
   --------------------------------------------------------------------------

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended March 31, 1998

                                       OR

          ( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from .......... to ..........

             Commission file number 1-4879
                                    ------

                              DIEBOLD, INCORPORATED
   --------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Ohio                                         34-0183970
----------------------------------          -----------------------------------
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                    Identification Number)



 5995 Mayfair Road, P.O. Box 3077, North Canton, Ohio              44720-8077
------------------------------------------------------------  -----------------
       (Address of principal executive offices)                    (Zip Code)

 Registrant's telephone number, including area code:     (330) 490-4000
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

                                             Yes  X    No
                                                 ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Shares, as of the latest practicable date.

              Class                            Outstanding   at  April 28, 1998
              -----                            --------------------------------

    Common Shares  $1.25 Par Value                69,078,543        Shares
   --------------------------------               ----------

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX

                                                                                   Page No.
                                                                                   --------
PART I.      FINANCIAL INFORMATION

      ITEM 1.     Financial Statements

                  Condensed Consolidated Balance Sheets -
                  March 31, 1998 and December 31, 1997                                  3

                  Condensed Consolidated Statements of Income -
                  Three Months Ended March 31, 1998 and 1997                            4

                  Condensed Consolidated Statements of Cash Flows -
                  Three Months Ended March 31, 1998 and 1997                            5

                  Notes to Condensed Consolidated Financial Statements                  6

      ITEM 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                         8


PART II.  OTHER INFORMATION

      ITEM 4.     Submission of Matters to a Vote of Security Holders                   9

      ITEM 6.     Exhibits and Reports on Form 8-K                                     10


SIGNATURES                                                                             12

INDEX TO EXHIBITS                                                                      13

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES
                                    FORM 10-Q
                         PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                 (Dollars in thousands except per share amounts)

                                                                           (Unaudited)
                                                                             March 31,       December 31,
                                                                               1998              1997
                                                                           -----------       ------------
ASSETS
------
Current assets
    Cash and cash equivalents                                              $    30,607       $    20,296
    Short-term investments                                                      29,169            36,473
    Trade receivables                                                          291,136           302,885
    Inventories                                                                141,533           128,082
    Prepaid expenses and other current assets                                   68,272            62,101
                                                                           -----------       -----------
       Total current assets                                                    560,717           549,837

Securities and other investments                                               145,804           137,862

Property, plant and equipment, at cost                                         269,317           259,634
Less accumulated depreciation and amortization                                 118,597           115,733
                                                                           -----------       -----------
                                                                               150,720           143,901
Finance receivables                                                             65,799            60,970
Other assets                                                                    96,885            98,480
                                                                           -----------       -----------
                                                                           $ 1,019,925       $   991,050
                                                                           ===========       ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities
    Accounts payable and other current liabilities                         $   170,050       $   181,189
    Deferred income                                                             97,667            60,891
                                                                           -----------       -----------
      Total current liabilities                                                267,717           242,080

Bonds payable                                                                   20,800            20,800
Pensions                                                                        21,078            20,615
Postretirement benefits                                                         22,141            22,033
Minority interest                                                                2,131            16,941
Shareholders' equity
  Preferred Shares, no par value, authorized
    1,000,000 shares, none issued
  Common Shares, par value $1.25, authorized
    125,000,000 shares, issued 69,368,815 and
    69,275,714 shares, respectively; outstanding 69,075,061
    and 69,004,838 shares, respectively                                         86,711            86,595
  Additional capital                                                            39,774            38,247
  Retained earnings                                                            583,890           566,710
  Treasury shares, at cost (293,754 and 270,876 shares, respectively)          (14,047)          (12,882)
  Accumulated other comprehensive income                                        (9,454)           (9,706)
  Other                                                                           (816)             (383)
                                                                           -----------       -----------
       Total shareholders' equity                                              686,058           668,581
                                                                           -----------       -----------
                                                                           $ 1,019,925       $   991,050
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

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES

                                    FORM 10-Q

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   -------------------------------------------
                                   (Unaudited)
                     (In thousands except per share amounts)

                                                              Three Months Ended
                                                                  March 31,
Net sales                                                     1998            1997
                                                           ---------       ---------
  Products                                                 $ 193,130       $ 171,760
  Services                                                   102,609          92,848
                                                           ---------       ---------
                                                             295,739         264,608
Cost of sales
  Products                                                   118,063         102,746
  Services                                                    75,541          69,503
                                                           ---------       ---------
                                                             193,604         172,249
                                                           ---------       ---------
Gross profit                                                 102,135          92,359
Selling and administrative expense                            49,746          43,553
Research, development and engineering expense                 14,930          12,901
                                                           ---------       ---------
                                                              64,676          56,454
                                                           ---------       ---------
Operating profit                                              37,459          35,905

Investment income                                              4,713           4,507
Miscellaneous, net                                              (946)         (1,670)
Minority interest                                               (233)         (2,783)
                                                           ---------       ---------
Income before taxes                                           40,993          35,959

Taxes on income                                               14,143          12,226
                                                           ---------       ---------
Net income                                                 $  26,850       $  23,733
                                                           =========       =========
Weighted average number of Common Shares outstanding:
     Basic Shares                                             69,045          68,881
     Diluted Shares                                           69,647          69,436

     Basic earnings per share                              $    0.39       $    0.34
     Diluted earnings per share                            $    0.39       $    0.34

Cash dividends paid per Common Share                       $  0.1400       $  0.1250
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

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES

                                    FORM 10-Q

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (Unaudited)
                             (Dollars in thousands)

                                                                Three Months Ended
                                                                     March 31,
                                                                1998           1997
                                                              --------       --------
Cash flow from operating activities:
      Net income                                              $ 26,850       $ 23,733
      Adjustments to reconcile net income to cash
        provided by operating activities:
        Minority share of income                                   233          2,783
        Depreciation and amortization                            4,507          4,323
        Other charges and amortization                           2,961          3,362
        Cash used by changes in certain
           current assets and liabilities                      (18,564)       (41,729)
        Changes in deferred income                              36,776         42,354
        Other                                                    3,990          7,798
                                                              --------       --------
      Total adjustments                                         29,903         18,891
                                                              --------       --------
      Net cash provided by operating activities                 56,753         42,624

Cash flow from investing activities:
      Proceeds from maturities and sales of investments         16,450         11,697
      Payments for purchases of investments                    (16,338)       (19,022)
      Capital expenditures                                     (11,361)       (19,907)
      Increase in certain other assets                          (1,989)        (1,178)
      Investment in customer financing                          (7,809)          (128)
      Other                                                        (63)            (1)
                                                              --------       --------
      Net cash used by investing activities                    (21,110)       (28,539)

Cash flow from financing activities:
      Dividends paid                                            (9,669)        (8,613)
      Proceeds from issuance of Common Shares                      478            450
      Distribution for purchase of IBM's share of
           minority interest in InterBold                      (16,141)          --
      Proceeds from long-term borrowings                          --            5,800
                                                              --------       --------
      Net cash used by financing activities                    (25,332)        (2,363)
                                                              --------       --------

Increase in cash and cash equivalents                           10,311         11,722
Cash and cash equivalents at the beginning of the period        20,296         21,885
                                                              --------       --------
Cash and cash equivalents at the end of the period            $ 30,607       $ 33,607
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

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES

                                    FORM 10-Q

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (Unaudited)
                             (Dollars in thousands)

1. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management's discussion and analysis of financial condition and results of operations contained in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997. In addition, the Registrant's statements in this Form 10-Q report may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. A discussion of these risks and uncertainties is contained in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of results to be expected for the full year.

2. The basic and diluted earnings per share computations in the condensed consolidated statements of income are based on the weighted-average number of shares outstanding during each period reported. The following data show the amounts used in computing earnings per share and the effect on the weighted-average number of shares of dilutive potential common stock.

                                                    Three Months Ended
                                                          March 31,
                                                      1998        1997
                                                    -------      ------
        Numerator:
        Income used in basic and
          diluted earnings per share                $26,850      $23,733

        Denominator:
        Basic weighted-average shares                69,045       68,881
        Effect of dilutive fixed stock options          602          555
                                                    -------      -------
        Diluted weighted-average shares              69,647       69,436
                                                    -------      -------
        Basic earnings per share                    $  0.39      $  0.34
        Diluted earnings per share                  $  0.39      $  0.34

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES

                                    FORM 10-Q

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
        ----------------------------------------------------------------
                                   (Unaudited)
                             (Dollars in thousands)

3.     Inventory detail at:            March 31, 1998       December 31, 1997
                                       --------------       -----------------
       Finished goods and
          service parts                $  56,045                $  44,776
       Work in process                    85,283                   82,985
       Raw materials                         205                      321
                                       ---------                ---------
       Total inventory                 $ 141,533                $ 128,082
                                       =========                =========

4. The Registrant has reclassified the presentation of certain prior-year information to conform with the current presentation format.

5. The Registrant adopted Financial Accounting Standards No. 130, "Reporting Comprehensive Income," on January 1, 1998. As required by the Statement, the Registrant displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the Balance Sheet. Items considered to be other comprehensive income include adjustments made for foreign currency translation (under Statement 52), pensions (under Statement 87) and unrealized holding gains and losses on available-for-sale securities (under Statement 115). Comprehensive income for the three months ended March 31, 1998 and 1997 was $27,102 and $23,467, respectively.

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES

                                    FORM 1O-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              As of March 31, 1998
                                   (Unaudited)
                (Dollars in thousands except for per share data)

Changes in Financial Condition
------------------------------

The balance sheet of the Registrant continued to reflect a strong financial position at March 31, 1998. Cash, cash equivalents and short-term investments increased to $59,776 at March 31, 1998 compared to $56,769 at December 31, 1997. These assets along with securities and other investments accounted for 20% of total assets at March 31, 1998 and December 31, 1997, respectively. Securities and other investments consist principally of tax-free municipal bonds, preferred stock, and other investments.

Future capital expenditures and increases in working capital are expected to be financed primarily through internally generated funds. The Registrant's investment portfolio is available for any funding needs if required. External financing is also available if needed through the Registrant's lines of credit. At March 31, 1998, the Registrant had unused lines of credit approximating $140,000 and the Registrant is not restricted as to the use of funds borrowed under these credit agreements. Therefore, such commitments represent an additional and immediate source of liquidity. During the first quarter of 1998, the Registrant had outstanding $20,800 in Industrial Development Revenue Bonds used to finance the construction of new manufacturing facilities. The Company's strong financial position enhances its ability to obtain additional funds if required.

Shareholders' equity per Common Share at March 31, 1998 improved to $9.93 from $9.69 at December 31, 1997. The first quarter cash dividend of $0.14 per share was paid on March 27, 1998 to shareholders of record on March 6, 1998. On April 15, 1998 the second quarter cash dividend of $0.14 per share was declared payable on June 5, 1998 to shareholders of record on May 15, 1998. Diebold, Incorporated shares are listed on the New York Stock Exchange under the symbol of DBD. The market price during the first three months of 1998 fluctuated within the range of $41.688 and $55.313.

Results of Operations
---------------------

First Quarter 1998 Comparison to First Quarter 1997
---------------------------------------------------

Net sales for the first quarter of 1998 increased from the same period in 1997 by $31,131 or 12%. Total gross profit increased $9,776 or 11% over the first quarter's performance in 1997. Product gross profit accounted for the majority of this increase as the result of increased sales volume of self-service terminals both domestically and internationally. Operating expenses increased $8,222 or 15% over the same period in 1997 largely due to higher selling expenses resulting from the increases in sales volumes, expanding global operations, expenditures from various new marketing programs and expenditures related to the continuing research and development of new products. Operating profit increased $1,554 or 4% over first quarter 1997's performance.

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES

                                    FORM 1O-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                              As of March 31, 1998
          (Unaudited / Dollars in thousands except for per share data)

The Registrant's backlog of unfilled orders was $250,133 at March 31, 1998, compared to $232,558 at March 31, 1997, a $17,575 or 8% increase. The Registrant believes, however, that order backlog information is not, by itself, a meaningful indicator of future revenue streams. There are numerous factors which influence the amount and timing of revenue recognized in future periods.

                           PART II. OTHER INFORMATION

ITEM 4.      Submission of Matters to a Vote of Security Holders

             The Registrant's annual meeting of shareholders was held on April 15, 1998. Each matter voted upon at such meeting and the number of shares cast for, against or withheld, and abstained are as follows:

             1.  Election of Directors
                 ---------------------

                                                                For                 Withheld
                                                             ----------             -------
                 Louis V. Bockius III                        61,861,000             304,524
                 Daniel T. Carroll                           61,789,438             376,086
                 Richard L. Crandall                         61,840,195             325,329
                 Donald R. Gant                              61,810,646             354,878
                 L. Lindsey Halstead                         61,846,214             319,310
                 Phillip B. Lassiter                         61,857,438             308,086
                 John N. Lauer                               61,860,181             305,343
                 Robert W. Mahoney                           61,863,950             301,574
                 William F. Massy                            61,858,572             306,952
                 Gregg A. Searle                             61,833,763             331,761
                 W. R. Timken, Jr                            61,840,590             324,934

             2. Ratification of Appointment of KPMG Peat Marwick LLP as
                -------------------------------------------------------
                Independent Auditors for 1998
                -----------------------------

                          For:  61,774,191        Against:  170,000             Abstain:  221,333

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

   4. Rights Agreement dated as of February 10, 1989 between Diebold, Incorporated and The Bank of New York as successor Rights Agent to Key Bank, N.A. -- incorporated by reference to Exhibit 2.1 to Registrant's Registration Statement of Form 8-A dated February 10, 1989.

* 10.1 Form of Employment Agreement as amended and restated as of September 13, 1990 -- incorporated by reference to Exhibit 10.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.

* 10.2 Schedule of Certain Officers who are Parties to Employment Agreements in the form of Exhibit 10.1 -incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

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

* 10.5 (i)   Supplemental Employee Retirement Plan (as amended January
             1, 1994) -- incorporated by reference to Exhibit 10.5 of Registrant's Annual Report on Form 10-K for the year ended December
             31, 1994.

* 10.5 (ii)  Amendment No. 1 to the Amended and Restated Supplemental Retirement
             Plan.

  10.6 Amended and Restated Partnership Agreement dated as of September 12, 1990 -- incorporated by reference to
             Exhibit 10 to Registrant's Form 8-K dated September 26, 1990.

* 10.7 (i)   1985 Deferred Compensation Plan for Directors of Diebold,
             Incorporated -- incorporated by reference to Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the year ended December
             31, 1992.

* 10.7 (ii)  Amendment  No. 1 to the Amended  and  Restated  1985  Deferred
             Compensation  Plan for  Directors  of Diebold, Incorporated.


*    Reflects management contract or other compensatory arrangement.

* 10.8 1991 Equity and Performance Incentive Plan as Amended and Restated -- incorporated by reference to Exhibit 10.8 to Registrant's Form 10-Q for the quarter ended March 31, 1997.

* 10.9        Long-Term Executive Incentive Plan -- incorporated by reference to
              Exhibit 10.9 of Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

* 10.10 (i)   1992 Deferred Incentive Compensation Plan (as amended and
              restated as of July 1, 1993) -- incorporated by reference to
              Exhibit 10.10 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

* 10.10 (ii)  Amendment No. 1 to the Amended and Restated 1992 Deferred
              Incentive Compensation Plan.

* 10.11       Annual  Incentive Plan --  incorporated  by reference to
              Exhibit 10.11 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

* 10.13 (i)   Forms of Deferred Compensation Agreement and Amendment
              No. 1 to Deferred Compensation Agreement -- incorporated by reference to Exhibit 10.13 to Registrant's Annual Report on Form
              10-K for the year ended December 31, 1996.

*10.13 (ii)   Section 162(m) Deferred Compensation Agreement
              (as amended and restated January 29, 1998).

  27.         Financial Data Schedule.

*      Reflects management contract or other compensatory arrangement.

(b) Reports on Form 8-K.

       No reports on Form 8-K were filed during the first quarter of 1998.

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES

                                    FORM 10-Q

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      DIEBOLD, INCORPORATED
                            ----------------------------------------------
                                            (Registrant)

Date: April 30, 1998        By:     /s/       Robert W. Mahoney
      ---------------               --------------------------------------
                                    Robert W. Mahoney
                                    Chairman of the Board and
                                    Chief Executive Officer

Date: April 30, 1998        By:     /s/        Gerald F. Morris
      ---------------               --------------------------------------
                                    Gerald F. Morris
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Accounting and
                                    Financial Officer)

                              DIEBOLD, INCORPORATED

                                    FORM 10-Q

                                INDEX TO EXHIBITS

EXHIBIT NO.                                                                                                   PAGE NO.
-----------                                                                                                   --------
      3.1 (i)     Amended and Restated Articles of Incorporation of Diebold,
                  Incorporated -- incorporated by reference to Exhibit 3.1(i) of
                  Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.                  --

      3.1 (ii)    Code of Regulations -- incorporated by reference to Exhibit
                  4(c) to Registrant's Post-Effective Amendment No. 1 to
                  Form S-8 Registration Statement No. 33-32960.                                                  --

      3.2         Certificate of Amendment by Shareholders to Amended Articles of
                  Incorporation of Diebold, Incorporated -- incorporated by reference to
                  Exhibit 3.2 to Registrant's Form 10-Q for the quarter ended March 31, 1996.                    --

      4.          Rights Agreement dated as of February 10, 1989 between Diebold,
                  Incorporated and The Bank of New York as successor Rights
                  Agent to Key Bank, N.A. -- incorporated by reference to Exhibit 2.1 to
                  Registrant's Registration Statement on Form 8-A dated February 10, 1989.                       --

     10.1         Form of Employment Agreement as amended and restated as of
                  September 13, 1990 -- incorporated by reference to Exhibit
                  10.1 to Registrant's Annual Report on Form 10-K for the year
                  ended December 31, 1990.                                                                       --

     10.2         Schedule of Certain Officers who are Parties to Employment
                  Agreements in the form of Exhibit 10.1 -- incorporated by
                  reference to Exhibit 10.2 to Registrant's Annual Report on
                  Form 10-K for the year ended December 31, 1997.                                                --

     10.3 (i)     Supplemental Retirement Benefit Agreement with William T. Blair --
                  incorporated by reference to Exhibit 10.3 to Registrant's Annual
                  Report on Form 10-K for the year ended December 31, 1995.                                      --

     10.3 (ii)    Consulting Agreement with William T. Blair --
                  incorporated by reference to Exhibit 10.3(ii) to Registrant's Annual
                  Report on Form 10-K for the year ended December 31, 1996.                                      --

EXHIBIT NO.                                                                                                       PAGE NO.
-----------                                                                                                     --------
     10.5(i)      Supplemental Employee Retirement Plan (as amended January 1,
                  1994) -- incorporated by reference to Exhibit 10.5 of
                  Registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1994.                                                                                --

     10.5(ii)     Amendment No. 1 to the Amended and Restated Supplemental
                  Retirement Plan.                                                                                  15

     10.6         Amended and Restated Partnership Agreement dated as of
                  September 12, 1990 -- incorporated by reference to Exhibit 10
                  to Registrant's Form 8-K dated September 26, 1990.                                                --

     10.7(i)      1985 Deferred Compensation Plan for Directors of Diebold,
                  Incorporated -- incorporated by reference to Exhibit 10.7 to
                  Registrant's Annual Report on Form 10-K for the year
                  ended December 31, 1992.                                                                          --

     10.7(ii)     Amendment No. 1 to the Amended and Restated 1985 Deferred
                  Compensation Plan for Directors of Diebold, Incorporated.                                         16

     10.8         1991 Equity and Performance Incentive Plan as Amended and Restated.                               --

     10.9         Long-Term Executive Incentive Plan -- incorporated by
                  reference to Exhibit 10.9 of Registrant's Annual Report on
                  Form 10-K for the year ended December 31, 1993.                                                   --

     10.10 (i)    1992 Deferred Incentive Compensation Plan (as amended and
                  restated as of July 1, 1993) -- incorporated by reference to
                  Exhibit 10.10 to Registrant's Annual Report on Form 10-K for
                  the year ended December 31, 1993.                                                                 --

     10.10(ii)    Amendment No. 1 to the Amended and Restated 1992 Deferred
                  Incentive Compensation Plan.                                                                      17

     10.11        Annual Incentive Plan -- incorporated by reference to Exhibit
                  10.11 to Registrant's Annual Report on Form 10-K for the year
                  ended December 31, 1992.                                                                          --

     10.13(i)     Forms of Deferred Compensation Agreement and Amendment No. 1
                  to Deferred Compensation Agreement -- incorporated by reference to
                  Exhibit 10.13 to Registrant's Annual Report on Form 10-K for the year
                  ended December 31, 1996.                                                                          --

     10.13(ii)    Section 162(m) Deferred Compensation Agreement (as amended and
                  restated January 29, 1998).                                                                       18

     27.          Financial Data Schedule.                                                                          19