Form 10-Q
period 1998-06-30
DIEBOLD INC
filed 1998-07-29
CIK 28823

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
       ------------------------------------------------------------------
                                    FORM 10-Q

    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 1998

                                       OR

    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from .......... to ..........

     Commission file number 1-4879
                            ------

                              DIEBOLD, INCORPORATED
     ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Ohio                                       34-0183970
------------------------------------------  ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)



 5995 Mayfair Road, P.O. Box 3077, North Canton, Ohio            44720-8077
-----------------------------------------------------  -------------------------
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

         Class                                  Outstanding  at July 27, 1998

Common Shares  $1.25 Par Value                       68,954,226      Shares
------------------------------                       ----------

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX



                                                                        Page No.
                                                                        --------

PART I.      FINANCIAL INFORMATION

      ITEM 1.     Financial Statements

                  Condensed Consolidated Balance Sheets -
                  June 30, 1998 and December 31, 1997                        3

                  Condensed Consolidated Statements of Income -
                  Three Months and Six Months Ended June 30, 1998 and 1997   4

                  Condensed Consolidated Statements of Cash Flows -
                  Six Months Ended June 30, 1998 and 1997                    5

                  Notes to Condensed Consolidated Financial Statements       6


      ITEM 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations              7


PART II.  OTHER INFORMATION

      ITEM 6.     Exhibits and Reports on Form 8-K                          10


SIGNATURES                                                                  12


INDEX TO EXHIBITS                                                           13

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES
                                    FORM 10-Q
                         PART I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                 (Dollars in thousands except per share amounts)

                                                                                             (Unaudited)
                                                                                                June 30,              December 31,
                                                                                                 1998                    1997
                                                                                              ---------               ---------
ASSETS
-------
Current assets
    Cash and cash equivalents                                                                 $  24,098               $  20,296
    Short-term investments                                                                       34,775                  36,473
    Trade receivables                                                                           268,324                 302,885
    Inventories                                                                                 143,416                 128,082
    Prepaid expenses and other current assets                                                    76,017                  62,101
                                                                                              ---------               ---------
       Total current assets                                                                     546,630                 549,837

Securities and other investments                                                                139,753                 137,862

Property, plant and equipment, at cost                                                          273,072                 259,634
Less accumulated depreciation and amortization                                                  121,725                 115,733
                                                                                              ---------               ---------
                                                                                                151,347                 143,901
Finance receivables                                                                              66,280                  60,970
Other assets                                                                                     84,444                  98,480
                                                                                              ---------               ---------
                                                                                              $ 988,454               $ 991,050
                                                                                              =========               =========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities
    Accounts payable and other current liabilities                                            $ 147,091               $ 181,189
    Deferred income                                                                              79,685                  60,891
    Accrued realignment liabilities                                                              35,608                      --
                                                                                              ---------               ---------
      Total current liabilities                                                                 262,384                 242,080

Bonds payable                                                                                    20,800                  20,800
Pensions                                                                                         22,134                  20,615
Postretirement benefits                                                                          22,173                  22,033
Minority interest                                                                                 2,291                  16,941
Shareholders' equity
  Preferred Shares, no par value, authorized
    1,000,000 shares, none issued
  Common Shares, par value $1.25, authorized
    125,000,000,  issued 69,416,457 and
    69,275,714 shares, respectively; outstanding 68,969,226
    and 69,004,838 shares, respectively                                                          86,771                  86,595
  Additional capital                                                                             40,370                  38,247
  Retained earnings                                                                             559,773                 566,710
  Treasury shares, at cost (447,231 and 270,876 shares, respectively)                           (18,052)                (12,882)
Accumulated other comprehensive income                                                           (9,465)                 (9,706)
  Other                                                                                            (725)                   (383)
                                                                                              ---------               ---------
       Total shareholders' equity                                                               658,672                 668,581
                                                                                              ---------               ---------
                                                                                              $ 988,454               $ 991,050
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

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES
                                    FORM 10-Q
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   -------------------------------------------
                                   (Unaudited)
                     (In thousands except per share amounts)

                                                                         Three Months Ended                Six Months Ended
                                                                              June 30                          June 30
                                                                       ----------------------           ----------------------
      Net sales                                                          1998          1997              1998           1997
                                                                       -------       --------           -------      ---------
        Products                                                      $173,901       $203,721          $367,031       $375,481
        Services                                                       106,691         99,481           209,300        192,329
                                                                       -------       --------           -------      ---------
                                                                       280,592        303,202           576,331        567,810
      Cost of sales
        Products                                                       106,209        126,182           224,272        228,928
        Services                                                        74,498         70,817           150,039        140,320
                                                                       -------       --------           -------      ---------
                                                                       180,707        196,999           374,311        369,248

        Special charges                                                  9,864             --             9,864             --

      Gross profit                                                      90,021        106,203           192,156        198,562

      Selling and administrative expense                                49,006         46,848            98,752         90,401
      Research, development and engineering expense                     14,043         13,072            28,973         25,973
                                                                       -------       --------           -------      ---------
                                                                        63,049         59,920           127,725        116,374

      Realignment charges                                               51,253             --            51,253             --

      Operating profit                                                 (24,281)        46,283            13,178         82,188

      Investment income                                                  4,618          5,054             9,331          9,561
      Miscellaneous, net                                                (1,067)        (2,334)           (2,013)        (4,004)
      Minority interest                                                   (159)        (2,473)             (392)        (5,256)
                                                                       -------       --------           -------      ---------

      Income /(loss) before taxes                                      (20,889)        46,530            20,104         82,489

      (Taxes)/benefit on income                                          6,445        (15,840)           (7,697)       (28,066)
                                                                       -------       --------           -------      ---------

      Net income/(loss)                                               $(14,444)      $ 30,690           $12,407      $  54,423
                                                                      =========      ========           =======      =========

      Basic weighted - average shares outstanding                       69,079         68,935            69,062         68,908
      Diluted weighted - average shares outstanding                     69,448         69,406            69,526         69,421

      Basic earnings per share                                          ($0.21)      $   0.45           $  0.18      $    0.79
      Diluted earnings per share                                        ($0.21)      $   0.44           $  0.18      $    0.78

      Cash dividends paid per Common Share                             $ 0.140       $  0.125           $ 0.280      $   0.250
                                                                       =======       ========           =======      =========

     See accompanying notes to condensed consolidated financial statements.

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES

                                    FORM 10-Q

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (Unaudited)
                             (Dollars in thousands)



                                                                                       Six months Ended
                                                                                           June 30,
                                                                                   1998               1997
                                                                                 --------           --------

Cash flow from operating activities:
      Net income                                                                 $ 12,407           $ 54,423
      Adjustments to reconcile net income to cash
        provided by operating activities:
        Realignment and special charges                                            61,117               --
        Minority share of income                                                      392              5,256
        Depreciation and amortization                                               9,136              8,076
        Other charges and amortization                                              5,905              5,014
        Cash used by changes in certain
           current assets and liabilities                                         (14,244)           (48,633)
        Changes in deferred income                                                 18,794             24,303
        Other                                                                     (14,025)             3,468
                                                                                 --------           --------
      Total adjustments                                                            67,075             (2,516)
                                                                                 --------           --------
      Net cash provided by operating activities                                    79,482             51,907

Cash flow from investing activities:
      Proceeds from maturities and sales of investments                            21,113             30,599
      Payments for purchases of investments                                       (23,180)           (32,557)
      Capital expenditures                                                        (18,586)           (40,015)
      Increase in certain other assets                                             (6,779)            (7,208)
      Investment in customer financing                                             (9,829)            (4,514)
      Other                                                                           (63)                (1)
                                                                                 --------           --------
      Net cash used by investing activities                                       (37,324)           (53,696)

Cash flow from financing activities:
      Dividends paid                                                              (19,344)           (17,231)
      Issuance and repurchase of Common Shares                                     (2,871)               260
      Distribution for purchase of IBM's minority interest in InterBold           (16,141)              --
      Proceeds from long-term borrowings                                             --               20,800
                                                                                 --------           --------
      Net cash provided by (used by) financing activities                         (38,356)             3,829
                                                                                 --------           --------

Increase in cash and cash equivalents                                               3,802              2,040
Cash and cash equivalents at the beginning of the period                           20,296             21,885
                                                                                 --------           --------
Cash and cash equivalents at the end of the period                               $ 24,098           $ 23,925
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

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES

                                    FORM 10-Q

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (Unaudited)
                             (Dollars in thousands)

1. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management's discussion and analysis of financial condition and results of operations contained in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997. In addition, the Registrant's statements in this Form 10-Q report may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. A discussion of these risks and uncertainties is contained in the management's discussion and analysis of financial condition and results of operations in this Form 10-Q. The results of operations for the six month period ended June 30, 1998 are not necessarily indicative of results to be expected for the full year.

2. The basic and diluted earnings per share computations in the condensed consolidated statements of income are based on the weighted-average number of shares outstanding during each period reported. The following data show the amounts used in computing earnings per share and the effect on the weighted-average number of shares of dilutive potential common stock.


                                                           Three Months Ended                      Six Months Ended
                                                                 June 30,                              June 30,
                                                      -----------------------------          -----------------------------
                                                         1998               1997                1998               1997
                                                      ---------           ---------          ---------          ----------

     Numerator:
     Income used in basic and diluted
          earnings per share                          $ (14,444)          $  30,690          $  12,407        $     54,423

     Denominator:
     Basic weighted-average shares                       69,079              68,935             69,062              68,908

     Effect of dilutive fixed stock options                 369                 471                464                 513
                                                      ---------           ---------          ---------          ----------
     Diluted weighted-average shares                     69,448              69,406             69,526              69,421
                                                      ---------           ---------          ---------          ----------

     Basic earnings per share                         $   (0.21)          $    0.45          $    0.18          $     0.79
     Diluted earnings per share                       $   (0.21)          $    0.44          $    0.18          $     0.78

     Anti-dilutive shares not used in
        calculating diluted weighted-average
        shares                                            1,221                 990                208                 362


3.   Inventory detail at:

                                                  June 30, 1998                 December 31, 1997
                                                  -------------                 ------------------
              Finished goods and
                service parts                         $  54,756                     $  44,776
              Work in process                            88,485                        82,985
              Raw materials                                 175                           321

                                                      ---------                     ---------
             Total inventory                          $ 143,416                     $ 128,082
                                                      =========                     =========

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

5. The Registrant adopted Financial Accounting Standards No. 130, "Reporting Comprehensive Income," on January 1, 1998. As required by the Statement, the Registrant displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the Balance Sheet. Items considered to be other comprehensive income include adjustments made for foreign currency translation (under Statement 52), pensions (under Statement 87) and unrealized holding gains and losses on available-for-sale securities (under Statement 115). Comprehensive income/(loss) for the three months ended June 30, 1998 and 1997 was ($14,455) and $32,638, respectively. Comprehensive income for the six months ended June 30, 1998 and 1997 was $12,647 and $56,105, respectively.

6. In the second quarter of 1998, the Registrant recognized a $41,850 after-tax charge in connection with a corporate-wide realignment program. The major components of the realignment charge are as follows: A special charge of $9,864 for items relating to cost of sales, and a realignment charge of $51,253 relating to write off of impaired assets, exiting of product lines, staffing reductions, and other major components. A reserve accrual of $36,260 was established for the realignment costs associated with the program that were not paid in the second quarter. As of June 30, 1998, 369 jobs have been eliminated and costs totaling $652 representing staffing reductions have been paid from the accrual. Savings from the realignment program are estimated to be $22,000 annually.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               As of June 30, 1998
                                   (Unaudited)
                (Dollars in thousands except for per share data)

Changes in Financial Condition
------------------------------

The Registrant continued to show a strong balance sheet at June 30, 1998. Cash, cash equivalents and short-term investments increased to $58,873 at June 30, 1998 from $56,769 at December 31, 1997. These assets along with securities and other investments accounted for 20% of total assets at June 30, 1998 and December 31, 1997. Securities and other investments consist principally of tax-free municipal bonds, preferred stock, and other investments.

Future capital expenditures and increases in working capital are expected to be financed primarily through internally generated funds. The Registrant's investment portfolio is available for any funding needs if required. External financing is also available if needed through the Registrant's lines of credit. At June 30, 1998, the Registrant had unused lines of credit approximating $150,000, all unrestricted as to use. These lines of credit represent an additional and immediate source of liquidity.

Shareholders' equity per Common Share at June 30, 1998 decreased to $9.55 from $9.69 at December 31, 1997 following the Registrant's posting a second quarter loss of ($14,444) after realignment charges. The second quarter cash dividend of $0.14 per share was paid on June 5, 1998 to shareholders of record on May 15, 1998. Diebold, Incorporated shares are listed on the New York Stock Exchange under the symbol of DBD. The market price during the first six months of 1998 fluctuated within the range of $23.625 and $55.313.

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES

                                    FORM 1O-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

                               As of June 30, 1998
                                   (Unaudited)
                (Dollars in thousands except for per share data)

Results of Operations
---------------------

Second Quarter of 1998 Comparison to Second Quarter of 1997
-----------------------------------------------------------

Net sales for the second quarter of 1998 decreased from the same period in 1997 by $22,610 or 7%, due mainly to decreased shipments of self-service terminals. Total gross profit before special charges decreased $6,318 or 6% from the second quarter's results in 1997. Total gross profit including special charges decreased $16,182 or 15% from the second quarter's results in 1997. Operating expenses increased $3,129 or 5% over the same period in 1997, largely due to increased spending for Year 2000 remediation efforts. Operating profit before realignment and special charges decreased $9,694 from second quarter 1997's performance and decreased $70,564 after realignment and special charges from the same period in 1997.

First Half 1998 Comparison to First Half 1997
---------------------------------------------

Consolidated net sales for the first half of 1998 exceeded the same period in 1997 by $8,521 or 2%. Total gross profit before special charges associated with the Registrant's realignment program held steady to prior year's gross profit, by posting a $5,063 or 1% increase over the same period in 1997. Operating expenses increased $11,351 or 10% over the same period in 1997 largely due to higher selling expenses in the first quarter of 1998 relating to the increase in sales volume for that period. Operating profit for the first half of 1998, exclusive of the realignment and special charge, was $74,295 versus $82,188 for the same period in 1997.

The Registrant's backlog of unfilled orders was $240,963 at June 30, 1998, compared to $253,305 at June 30, 1997, a decrease of $12,342 or 5%. The Registrant believes that order backlog information is not, by itself, a meaningful indicator of future revenue streams. Numerous factors influence the amount and timing of revenue recognized in future periods.

Corporate Realignment Charge
----------------------------

On July 9, 1998, the Registrant announced the details of a corporate-wide realignment program to enhance its competitive position and streamline its operations for lower sales volumes. Industry-wide banking trends such as bank mega-mergers, as well as the transition from IBM to the Registrant's own international distribution channels prompted the re-evaluation of the Registrant's business plans and organizational structure. The realignment resulted in a one-time, after-tax charge of $41,850, or $0.60 per share, against second quarter earnings.

Elements of the realignment and special charge include: Write-down of certain impaired intangible assets, streamlining of product development and manufacturing operations, elimination of non-core product lines, write-down of certain impaired assets of discontinued product lines, consolidation of some North American facilities, restructuring of specific international functions related to ending the role of IBM as the Registrant's primary international distributor, and the elimination of more than 600 jobs corporate-wide. The Registrant estimates savings of $22,000 annually from the realignment program.

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES

                                    FORM 1O-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

                               As of June 30, 1998
          (Unaudited / Dollars in thousands except for per share data)


Year 2000 Disclosure
--------------------

The Company has begun to modify its information systems to enable proper processing of transactions relating to the year 2000 and beyond. Project completion is planned for the first quarter of 1999. The Company is expensing as incurred all costs associated with these system changes. These costs are not expected to have a material effect on the Company's financial position or results of operations.

Forward-Looking Statement Disclosure
------------------------------------

In the Registrant's written or oral statements, the use of the words "believes," "anticipates," "expects" and similar expressions is intended to identify forward-looking statements which have been made and may in the future be made by or on behalf of the Registrant, including statements concerning future operating performance, the Registrant's share of new and existing markets, and the Registrant's short- and long-term revenue and earnings growth rates. Although the Registrant believes that its outlook is based upon reasonable assumptions regarding the economy, its knowledge of its business, and on key performance indicators which impact the Registrant, there can be no assurance that the Registrant's goals will be realized. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Registrant's uncertainties could cause actual results to differ materially from those anticipated in forward-looking statements. These include, but are not limited to:


- competitive pressures, including pricing pressures and technological developments;
- changes in the Registrant's relationships with customers, suppliers, distributors and/or partners in its business ventures;
- changes in political, economic or other factors such as currency exchange rates, inflation rates, recessionary or expansive trends, taxes and regulations and laws affecting the worldwide business in each of the Registrant's operations;
- acceptance of the Registrant's product and technology introductions in the marketplace;
-     unanticipated litigation, claims or assessments; and
-     the ability to implement the steps of the corporate realignment program.

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES

                                    FORM 1O-Q


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

*10.2 Schedule of Certain Officers who are Parties to Employment Agreements in the form of Exhibit 10.1.

*10.3 (i)    Supplemental Retirement Benefit Agreement with William T.
             Blair -- incorporated by reference to Exhibit 10.3 to Registrant's
             Annual Report on Form 10-K for the year ended December 31, 1995.

*10.3(ii)    Consulting Agreement with William T. Blair -- incorporated by reference to Exhibit 10.3(ii) to Registrant's Annual Report on
             Form 10-K for the year ended December 31, 1996.

*10.5(i)     Supplemental Employee Retirement Plan (as amended January
             1, 1994) -- incorporated by reference to Exhibit 10.5 of Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

*10.5(ii)    Amendment No. 1 to the Amended and Restated Supplemental
             Retirement Plan -- incorporated by reference to Exhibit 10.5 (ii) to Registrant's Form 10-Q for the quarter ended March 31, 1998.

 10.6 Amended and Restated Partnership Agreement dated as of September 12, 1990 -- incorporated by reference to Exhibit 10 to Registrant's Form 8-K dated September 26, 1990.

*10.7(i) 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated -- incorporated by reference to Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

*10.7(ii)    Amendment No. 1 to the Amended and Restated 1985 Deferred
             Compensation Plan for Directors of Diebold, Incorporated -- incorporated by reference to Exhibit 10.7 (ii) to Registrant's Form
             10-Q for the quarter ended March 31, 1998.

*10.8 1991 Equity and Performance Incentive Plan as Amended and Restated -- incorporated by reference to Exhibit 10.8 to Registrant's Form 10-Q for the quarter ended March 31, 1997.

*10.9 Long-Term Executive Incentive Plan -- incorporated by reference to Exhibit 10.9 of Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

*10.10(i)    1992 Deferred Incentive Compensation Plan (as amended and
             restated as of July 1, 1993) -- incorporated by reference to
             Exhibit 10.10 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

*10.10(ii)   Amendment No. 1 to the Amended and Restated 1992 Deferred
             Incentive Compensation Plan -- incorporated by reference to Exhibit
             10.10 (ii) to Registrant's Form 10-Q for the quarter ended March
             31, 1998.

*10.11       Annual Incentive Plan -- incorporated by reference to Exhibit
             10.11 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

*10.13(i)    Forms of Deferred Compensation Agreement and Amendment
             No. 1 to Deferred Compensation Agreement -- incorporated by reference to Exhibit 10.13 to Registrant's Annual Report on Form
             10-K for the year ended December 31, 1996.

*10.13(ii)   Section 162(m) Deferred Compensation Agreement (as amended and restated January 29, 1998) -- incorporated by reference to Exhibit
             10.13 (ii) to Registrant's Form 10-Q for the quarter ended March
             31, 1998.

*            Reflects management contract or other compensatory arrangement.

27.          Financial Data Schedule.

99.          Letter to Shareholders dated July 20, 1998 with News Release.

(b)          Reports on Form 8-K.

             A Form 8-K dated April 30, 1998 was filed for the Registrant's restatement of its Financial Data Schedules for the fiscal years ended December 31, 1995 and 1996 and for the quarterly periods ended June 30, 1997 and September 30, 1997 in accordance with SFAS 128, "Earnings Per Share."

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES

                                    FORM 10-Q

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  DIEBOLD, INCORPORATED
                                           ------------------------------------
                                                       (Registrant)





Date: July 29, 1998                         By: /s/ Robert W. Mahoney
      --------------                            -------------------------------
                                                Robert W. Mahoney
                                                Chairman of the Board and
                                                Chief Executive Officer





Date: July 29, 1998                         By: /s/ Gerald F. Morris
      --------------                            -------------------------------
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
                                                                                                --

    3.2           Certificate of Amendment by Shareholders to Amended Articles of
                  Incorporation of Diebold, Incorporated -- incorporated by reference to
                  Exhibit 3.2 to Registrant's Form 10-Q for the quarter ended March 31, 1996.   --

    4.            Rights Agreement dated as of February 10, 1989 between
                  Diebold, Incorporated and The Bank of New York as successor
                  Rights Agent to Key Bank, N.A.-- incorporated by reference to
                  Exhibit 2.1 to Registrant's Registration Statement on Form 8-A
                  dated February 10, 1989.                                                      --

   10.1           Form of Employment Agreement as amended and restated as of
                  September 13, 1990 -- incorporated by reference to Exhibit 10.1 to Registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1990.                                                            --

   10.2           Schedule of Certain Officers who are Parties to Employment
                  Agreements in the form of Exhibit 10.1.                                       15

   10.3(i)        Supplemental Retirement Benefit Agreement with William T.
                  Blair -- incorporated by reference to Exhibit 10.3 to Registrant's Annual
                  Report on Form 10-K for the year ended December 31, 1995.                     --

   10.3(ii)       Consulting Agreement with William T. Blair -- incorporated by reference to Exhibit 10.3(ii) to Registrant's Annual Report on Form 10-K for the
                  year ended December 31, 1996.                                                 --



EXHIBIT NO.                                                                                               PAGE NO.
-----------                                                                                               --------

10.5(i)           Supplemental Employee Retirement Plan (as amended January
                  1, 1994) -- incorporated by reference to Exhibit 10.5 of
                  Registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1994.                                                                          --

10.5(ii)          Amendment No. 1 to the Amended and Restated Supplemental
                  Retirement Plan -- incorporated by reference to Exhibit 10.5
                  (ii) to Registrant's Form 10-Q for the quarter ended March
                  31, 1998.                                                                                   --

10.6              Amended and Restated Partnership Agreement dated as of
                  September 12, 1990 -- incorporated by reference to Exhibit 10
                  to Registrant's Form 8-K dated September 26, 1990.                                          --


10.7(i)           1985 Deferred Compensation Plan for Directors of Diebold,
                  Incorporated -- incorporated by reference to Exhibit 10.7 to
                  Registrant's Annual Report on Form 10-K for the year
                  ended December 31, 1992.                                                                    --

10.7(ii)          Amendment No. 1 to the Amended and Restated 1985 Deferred
                  Compensation Plan for Directors of Diebold, Incorporated --
                  incorporated by reference to Exhibit 10.7 (ii) to Registrant's
                  Form 10-Q for the quarter ended March 31, 1998.                                             --

10.8              1991 Equity and Performance Incentive Plan as Amended and
                  Restated -- incorporated by reference to Exhibit 10.8 to
                  Registrant's Form 10-Q for the quarter ended March 31, 1997.                                --

10.9              Long-Term Executive Incentive Plan -- incorporated by
                  reference to Exhibit 10.9 of Registrant's Annual Report on
                  Form 10-K for the year ended December 31, 1993.                                             --

10.10(i)          1992 Deferred Incentive Compensation Plan (as amended and
                  restated as of July 1, 1993) -- incorporated by reference to
                  Exhibit 10.10 to Registrant's Annual Report on Form 10-K for
                  the year ended December 31, 1993.                                                           --


10.10(ii)         Amendment No. 1 to the Amended and Restated 1992 Deferred
                  Incentive Compensation Plan -- incorporated by reference to
                  Exhibit 10.10 (ii) to Registrant's Form 10-Q for the quarter
                  ended March 31, 1998.                                                                       --

10.11             Annual Incentive Plan -- incorporated by reference to Exhibit 10.11 to Registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1992.                                                                          --

10.13(i)          Forms of Deferred Compensation Agreement and Amendment No.
                  1 to Deferred Compensation Agreement -- incorporated by
                  reference to Exhibit 10.13 to Registrant's Annual Report on
                  Form 10-K for the year ended December 31, 1996.                                             --


10.13 (ii)        Section 162 (m) Deferred Compensation Agreement (as amended and restated January 29, 1998) -- incorporated by reference to Exhibit 10.13(ii)
                  to Registrant's Form 10-Q for the quarter ended March 31, 1998.                             --

27.               Financial Data Schedule.                                                                    16

99.               Letter to Shareholders dated July 20, 1998 with News Release.                               17