Form 10-Q
period 1998-09-30
DIEBOLD INC
filed 1998-10-30
CIK 28823

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1998

                                       OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from .............. to ..............

             Commission file number 1-4879
                                    ------


                             DIEBOLD, INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Ohio                                     34-0183970
----------------------------------------    ------------------------------------
    (State or other jurisdiction of         (IRS Employer Identification Number)
    incorporation or organization)


   5995 Mayfair Road, P.O. Box 3077,
         North Canton, Ohio                              44720-8077
----------------------------------------    ------------------------------------
(Address of principal executive offices)                 (Zip Code)


       Registrant's telephone number, including area code:  (330) 490-4000
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

                                    Yes X   No
                                       ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Shares, as of the latest practicable date.

                  Class                     Outstanding at October 29, 1998
                  -----                     -------------------------------

     Common Shares  $1.25 Par Value                 68,791,944 Shares
     ------------------------------                 ----------

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I. FINANCIAL INFORMATION

  ITEM 1. Financial Statements

          Condensed Consolidated Balance Sheets -
          September 30, 1998 and December 31, 1997                          3

          Condensed Consolidated Statements of Income -
          Three Months and Nine Months Ended September 30, 1998 and 1997    4

          Condensed Consolidated Statements of Cash Flows -
          Nine Months Ended September 30, 1998 and 1997                     5

          Notes to Condensed Consolidated Financial Statements              6


  ITEM 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations                     7


 PART II. OTHER INFORMATION

  ITEM 5. Other Information                                                 11

  ITEM 6. Exhibits and Reports on Form 8-K                                  11


SIGNATURES                                                                  13


INDEX TO EXHIBITS                                                           14

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES
                                   FORM 10-Q

                         PART I - FINANCIAL INFORMATION


ITEM 1. - FINANCIAL STATEMENTS

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                (Dollars in thousands except per share amounts)


                                                                                 (Unaudited)
                                                                                September 30,    December 31,
                                                                                    1998             1997
                                                                                -------------    ------------
ASSETS
------
Current assets
    Cash and cash equivalents                                                    $   35,321         $ 20,296
    Short-term investments                                                           38,727           36,473
    Trade receivables                                                               276,438          302,885
    Inventories                                                                     136,971          128,082
    Prepaid expenses and other current assets                                        78,723           62,101
                                                                                  ---------         --------
       Total current assets                                                         566,180          549,837
Securities and other investments                                                    138,911          137,862
Property, plant and equipment, at cost                                              281,045          259,634
Less accumulated depreciation and amortization                                      127,619          115,733
                                                                                  ---------         --------
                                                                                    153,426          143,901
Finance receivables                                                                  65,718           60,970
Other assets                                                                         90,020           98,480
                                                                                 ----------         --------
                                                                                 $1,014,255         $991,050
                                                                                 ==========         ========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities
    Accounts payable and other current liabilities                               $  163,870         $181,189
    Deferred income                                                                  78,072           60,891
    Accrued realignment liabilities                                                  30,987               --
                                                                                 ----------         --------
       Total current liabilities                                                    272,929          242,080

Bonds payable                                                                        20,800           20,800
Pensions                                                                             22,207           20,615
Postretirement benefits                                                              22,303           22,033
Minority interest                                                                     2,715           16,941
Shareholders' equity
  Preferred Shares, no par value, authorized
    1,000,000 shares, none issued
  Common Shares, par value $1.25, authorized
    125,000,000,  issued 69,418,565 and
    69,275,714 shares, respectively; outstanding 68,791,134
    and 69,004,838 shares, respectively                                              86,773           86,595
  Additional capital                                                                 40,392           38,247
  Retained earnings                                                                 579,503          566,710
  Treasury shares, at cost (627,431 and 270,876 shares, respectively)               (22,393)         (12,882)
  Accumulated other comprehensive income                                            (10,338)          (9,706)
  Other                                                                                (636)            (383)
                                                                                 ----------         --------
       Total shareholders' equity                                                   673,301          668,581
                                                                                 ----------         --------
                                                                                 $1,014,255         $991,050
                                                                                 ==========         ========

See accompanying notes to condensed consolidated financial statements.

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES

                                   FORM 10-Q

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  -------------------------------------------
                                  (Unaudited)
                    (In thousands except per share amounts)


                                                                   Three Months Ended             Nine Months Ended
                                                                      September 30                   September 30
                                                                ------------------------        ----------------------
Net sales                                                          1998          1997               1998        1997
                                                                ----------    ----------        ----------  ----------

  Products                                                       $175,308      $213,162          $542,339    $588,643
  Services                                                        111,983       104,616           321,283     296,945
                                                                 --------      --------          --------    --------
                                                                  287,291       317,778           863,622     885,588
Cost of sales
  Products                                                        109,747       135,110           334,019     364,038
  Services                                                         77,505        74,146           227,544     214,466
                                                                 --------      --------          --------    --------
                                                                  187,252       209,256           561,563     578,504

  Special charges                                                      --            --             9,864          --

Gross profit                                                      100,039       108,522           292,195     307,084

Selling and administrative expense                                 45,243        47,289           143,995     137,690
Research, development and engineering expense                      12,356        12,783            41,329      38,756
                                                                 --------      --------          --------    --------
                                                                   57,599        60,072           185,324     176,446

Realignment charges                                                    --            --            51,253          --

Operating profit                                                   42,440        48,450            55,618     130,638

Investment income                                                   4,565         4,697            13,896      14,258
Miscellaneous, net                                                   (133)       (2,205)           (2,146)     (6,209)
Minority interest                                                    (425)         (859)             (817)     (6,115)
                                                                 --------      --------          --------    --------

Income before taxes                                                46,447        50,083            66,551     132,572

Taxes on income                                                    17,056        17,027            24,753      45,093
                                                                 --------      --------          --------    --------

Net income                                                       $ 29,391      $ 33,056          $ 41,798    $ 87,479
                                                                 ========      ========          ========    ========

Basic weighted - average shares outstanding                        68,905        68,957            69,009      68,925
Diluted weighted - average shares outstanding                      69,137        69,691            69,382      69,462

Basic earnings per share                                         $   0.43      $   0.48          $   0.61    $   1.27
Diluted earnings per share                                       $   0.43      $   0.47          $   0.60    $   1.26

Cash dividends paid per Common Share                             $   0.140     $   0.125         $   0.420   $   0.375
                                                                 =========     =========          ========   =========

See accompanying notes to condensed consolidated financial statements.

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES

                                   FORM 10-Q

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------

                                  (Unaudited)
                             (Dollars in thousands)


                                                                                      Nine months Ended
                                                                                         September 30

                                                                                      1998          1997
                                                                                    --------      --------
Cash flow from operating activities:
      Net income                                                                     $41,798       $87,479
      Adjustments to reconcile net income to cash
        provided by operating activities:
        Realignment and special charges                                               61,117            --
        Minority share of income                                                         817         6,115
        Depreciation and amortization                                                 15,570        13,164
        Other charges and amortization                                                (8,775)        6,708
        Cash used by changes in certain
           current assets and liabilities                                             (4,410)      (57,842)
        Changes in deferred income                                                    17,181        14,915
        Other                                                                          4,613         2,536
                                                                                     -------       -------
      Total adjustments                                                               86,113       (14,404)
                                                                                     -------       -------
      Net cash provided by operating activities                                      127,911        73,075

Cash flow from investing activities:
      Proceeds from maturities and sales of investments                               30,476        55,412
      Payments for purchases of investments                                          (37,529)      (36,369)
      Capital expenditures                                                           (27,818)      (56,822)
      Increase in certain other assets                                               (15,722)      (10,426)
      Investment in customer financing                                                (9,959)      (12,386)
                                                                                     -------       -------
      Net cash used by investing activities                                          (60,552)      (60,591)

Cash flow from financing activities:
      Dividends paid                                                                 (29,005)      (25,851)
      Issuance and repurchase of Common Shares                                        (7,188)          529
      Distribution for purchase of IBM's minority interest in InterBold              (16,141)           --
      Proceeds from long-term borrowings                                                  --        20,800
                                                                                     -------       -------
      Net cash used by financing activities                                          (52,334)       (4,522)
                                                                                     -------       -------

Increase in cash and cash equivalents                                                 15,025         7,962
Cash and cash equivalents at the beginning of the period                              20,296        21,885
                                                                                     -------       -------
Cash and cash equivalents at the end of the period                                   $35,321       $29,847
                                                                                     =======       =======

See accompanying notes to condensed consolidated financial statements.

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES

                                    FORM 10-Q

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (Unaudited)
                             (Dollars in thousands)

1. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management's discussion and analysis of financial condition and results of operations contained in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997. In addition, the Registrant's statements in this Form 10-Q report may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. A discussion of these risks and uncertainties is contained in the management's discussion and analysis of financial condition and results of operations in this Form 10-Q. The results of operations for the nine month period ended September 30, 1998 are not necessarily indicative of results to be expected for the full year.

2. The basic and diluted earnings per share computations in the condensed consolidated statements of income are based on the weighted-average number of shares outstanding during each period reported. The following data show the amounts used in computing earnings per share and the effect on the weighted-average number of shares of dilutive potential common stock.


                                                               Three Months Ended             Nine Months Ended
                                                                 September 30,                  September 30,
                                                             ----------------------         ----------------------
                                                               1998          1997             1998          1997
                                                             --------      --------         --------      --------
   Numerator:
   Income used in basic and diluted
        Earnings per share                                   $ 29,391      $ 33,056         $ 41,798      $ 87,479

   Denominator:
   Basic weighted-average shares                               68,905        68,957           69,009        68,925
   Effect of dilutive potential common stock                      232           734              373           537
                                                             --------      --------         --------      --------
   Diluted weighted-average shares                             69,137        69,691           69,382        69,462
                                                             --------      --------         --------      --------

   Basic earnings per share                                  $   0.43      $   0.48         $   0.61      $   1.27
   Diluted earnings per share                                $   0.43      $   0.47         $   0.60      $   1.26

   Anti-dilutive shares not used in
      Calculating diluted weighted-average Shares               1,248             0            1,183           419


3. Inventory detail at:                                        September 30, 1998              December 31, 1997
                                                               ------------------              -----------------
         Finished goods and service parts                           $ 57,456                       $ 44,776
         Work in process                                              79,351                         82,985
         Raw materials                                                   164                            321
                                                                    --------                       --------
         Total inventory                                            $136,971                       $128,082
                                                                    ========                       ========

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

5. The Registrant adopted Financial Accounting Standards No. 130, "Reporting Comprehensive Income," on January 1, 1998. As required by the Statement, the Registrant displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the Balance Sheet. Items considered to be other comprehensive income include adjustments made for foreign currency translation (under Statement 52), pensions (under Statement 87) and unrealized holding gains and losses on available-for-sale securities (under Statement 115). Comprehensive income/(loss) for the three months ended September 30, 1998 and 1997 was $28,518 and $31,768, respectively. Comprehensive income for the nine months ended September 30, 1998 and 1997 was $41,165 and $87,873, respectively.

6. In the second quarter of 1998, the Registrant recognized a $41,850 after-tax charge in connection with a corporate-wide realignment program. The major components of the realignment charge were as follows: A special charge of $9,864 for items relating to cost of sales, and a realignment charge of $51,253 relating to write off of impaired assets, exiting of product lines, staffing reductions, and other components. A reserve accrual of $36,260 was established for the realignment costs associated with the program to be paid in the future. As of September 30, 1998, 489 jobs have been eliminated. Savings from the realignment program are estimated to be $22,000 annually. The following data shows the activity to date in the realignment accrual:


                                                  Facility Closing
                                                   and Write Down        Staffing
                                                     of Assets          Reductions     Other       Total
                                                  ----------------      ----------    --------    --------
     Realignment accrual at June 30, 1998             $ 15,453           $ 7,691      $ 12,464    $ 35,608

     3rd quarter activity                               (1,729)           (2,171)         (721)     (4,621)
                                                  --------------------------------------------------------

     Balance at September 30, 1998                    $ 13,724           $ 5,520      $ 11,743    $ 30,987
                                                  ========================================================


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            As of September 30, 1998
                                   (Unaudited)
                (Dollars in thousands except for per share data)

Changes in Financial Condition
------------------------------

The Registrant continued to show a strong balance sheet at September 30, 1998. Total assets increased to $1,014,255 at September 30, 1998 from $991,050 at December 31, 1997. Cash, cash equivalents and short-term investments increased to $74,048 at September 30, 1998 from $56,769 at December 31, 1997. These assets along with securities and other investments accounted for 21% of total assets at September 30, 1998 and 20% of total assets at December 31, 1997. Securities and other investments consist principally of tax-free municipal bonds, preferred stock, and other investments. The Registrant also continues to expand its portfolio of finance receivables through increased efforts by the Diebold Credit Corporation. Long term finance receivables increased to $65,718 at September 30, 1998 from $60,970 at December 31, 1997.

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES

                                    FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

                            As of September 30, 1998
                                   (Unaudited)
                (Dollars in thousands except for per share data)

Future capital expenditures and increases in working capital are expected to be financed primarily through internally generated funds. The Registrant's investment portfolio is available for any funding needs if required. External financing is also available if needed through the Registrant's lines of credit. At September 30, 1998, the Registrant had unused lines of credit approximating $150,000, all unrestricted as to use. These lines of credit represent an additional and immediate source of liquidity.

Shareholders' equity per Common Share at September 30, 1998 increased to $9.79 from $9.69 at December 31, 1997. Treasury shares increased to $22,393 at September 30, 1998 from $12,882 at December 31, 1997, due to the Registrant's repurchasing of common shares. The third quarter cash dividend of $0.14 per share was paid on September 4, 1998 to shareholders of record on August 14, 1998. On October 13, 1998, the fourth quarter cash dividend of $0.14 per share was declared payable on December 4, 1998 to shareholders of record on November 13, 1998. Diebold, Incorporated shares are listed on the New York Stock Exchange under the symbol of DBD. The market price during the first nine months of 1998 fluctuated within the range of $20.00 and $55.31.

Results of Operations
---------------------

Third Quarter of 1998 Comparison to Third Quarter of 1997
---------------------------------------------------------

Overall, net sales for the third quarter of 1998 decreased from the same period in 1997 by $30,487 or 10%, due mainly to decreased shipments of self-service terminals both in the domestic and international markets. As the Registrant continues to set up its own international sales channels due to the Registrant's purchase of IBM's 30% share in the InterBold joint venture in January 1998, fewer product sales to IBM have been recorded. The Registrant expects the downturn in sales to IBM to continue, but to be offset by increased sales through its new international sales channels over time. Net service sales for the quarter were up from the prior year by $7,367 or 7%. Total gross profit decreased $8,483 or 8% from the third quarter's results in 1997. Operating expenses decreased $2,473 or 4% from the same period in 1997, largely due to decreased spending under the Registrant's realignment program. Operating profit decreased $6,010 or 12% from third quarter 1997's performance, primarily due to volume shortfalls in self-service terminals.

Nine Month 1998 Comparison to Nine Month 1997
---------------------------------------------

Consolidated net sales for the nine months ended September 30, 1998 fell short of the same period in 1997 by $21,966 or 2%. Service sales continue to post strong results by increasing year-to-date by $24,338 or 8% over the prior year. Total gross profits for the first nine months of 1998 decreased by $14,889 or 5% from the prior year, due largely to the Registrant's special charge of $9,864 relating to its realignment in the second quarter of 1998. Operating expenses increased by $8,878 or 5% over the same period in 1997, due in part to higher expenses charged prior to the Registrant's implementation of its realignment program in the second quarter of 1998. Operating profit for the first nine months of 1998, exclusive of the realignment charge, was $116,735 versus $130,638 for the same period in 1997.

The Registrant's backlog of unfilled orders was $272,900 at September 30, 1998, compared to $281,446 at September 30, 1997, a decrease of $8,546 or 3%. The Registrant believes that order backlog information is not, by itself, a meaningful indicator of future revenue streams. Numerous factors influence the amount and timing of revenue recognized in future periods.

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES

                                    FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

                            As of September 30, 1998
                                   (Unaudited)
                (Dollars in thousands except for per share data)


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

Year 2000 Disclosure
--------------------

The Registrant is highly committed to providing products and systems that are ready to operate in the Year 2000 and beyond. Strategic initiatives have been under way to address the readiness of products delivered to our customers, corporate business systems, and the readiness of our suppliers. All of these initiatives are in place to assist in the continued delivery of products and services to our customers without interruption.

The Registrant is actively pursuing the Year 2000 readiness of its corporate systems. The project was initiated in 1996 within the corporate Information Systems department. Corporate applications have been inventoried and categorized as active, inactive, or Year 2000 ready. To assist in this process and verify the results, the Registrant is pursuing the evaluation and remediation, if necessary, of all of the active applications including Service Invoicing, Customer Information systems, Service systems, Dispatch systems, and Financial systems. A new Enterprise system, verified to be Year 2000 ready by the system provider, is being installed that addresses Manufacturing, Order Entry, and links to the other corporate applications.

The Registrant's corporate information systems project completion is scheduled for the first quarter of 1999. As required by standard accounting practice, the Registrant is expensing as incurred all costs associated with these systems changes. The costs are not expected to have a material effect on the Registrant's financial position or results of operations.

A project is also under way to contact suppliers to assess their level of readiness for operating in the Year 2000 and beyond. The Registrant will evaluate the readiness of the suppliers and take appropriate steps to develop a confidence that they will experience continued operation without interruption in business.

The Registrant has formed an Oversight Committee to continually review issues related to the Year 2000 requirements. This Committee, consisting of senior management members, remains focused on the completion of all Year 2000 related initiatives, and appropriation of sufficient resources to ensure timely completion of Year 2000 activities. Additional Year 2000 information on products and services can be found on the Registrant's Web site at www.diebold.com.

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES

                                    FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

                            As of September 30, 1998
                                   (Unaudited)
                (Dollars in thousands except for per share data)

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

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES

                                    FORM 1O-Q

                           PART II. OTHER INFORMATION

ITEM 5.     Other Information

            In the Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders, Registrant notified shareholders that proposals for its 1999 Annual Meeting of Shareholders must be received by the Secretary of Registrant no later than November 7, 1998 for consideration for inclusion in the Proxy Statement and form of Proxy for that meeting.

            Rule 14a-4(c)(1) was recently amended under the Securities Exchange Act of 1934, as amended. If a shareholder intends to submit a proposal for consideration at the 1999 Annual Meeting of Shareholders, such shareholder must notify the Secretary of Registrant of such proposal on or before January 20, 1999. If proper notification is not provided to Registrant, then management proxies will be permitted to use their discretionary voting authority to vote on the proposal in the event it is presented at the 1999 Annual Meeting of Shareholders.

ITEM 6.     Exhibits and Reports on Form 8-K

   (a)      Exhibits

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

*10.2 Schedule of Certain Officers who are Parties to Employment Agreements in the form of Exhibit 10.1 -- incorporated by reference to Exhibit 10.2 to Registrant's Form 10-Q for the quarter ended June 30, 1998.

*10.3 (i)   Supplemental Retirement Benefit Agreement with William T. Blair --
            incorporated by reference to Exhibit 10.3 to Registrant's Annual
            Report on Form 10-K for the year ended December 31, 1995.

*10.3 (ii)  Consulting Agreement with William T. Blair -- incorporated by reference to Exhibit 10.3(ii) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

*10.5 (i)   Supplemental Employee Retirement Plan (as amended January 1, 1994)
            -- incorporated by reference to Exhibit 10.5 of Registrant's Annual
            Report on Form 10-K for the year ended December 31, 1994.

*10.5 (ii)  Amendment No. 1 to the Amended and Restated Supplemental Retirement
            Plan -- incorporated by reference to Exhibit 10.5 (ii) to Registrant's Form 10-Q for the quarter ended March 31, 1998.

 10.6 Amended and Restated Partnership Agreement dated as of September 12, 1990 -- incorporated by reference to Exhibit 10 to Registrant's
            Form 8-K dated September 26, 1990.

*10.7 (i)   1985 Deferred Compensation Plan for Directors of Diebold,
            Incorporated -- incorporated by reference to Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the year ended
            December 31, 1992.

*10.7 (ii)  Amendment No. 1 to the Amended and Restated 1985 Deferred
            Compensation Plan for Directors of Diebold, Incorporated -- incorporated by reference to Exhibit 10.7 (ii) to Registrant's Form 10-Q for the quarter ended March 31, 1998.

*10.8 (i)   1991 Equity and Performance Incentive Plan as Amended and Restated
            -- incorporated by reference to Exhibit 10.8 to Registrant's
            Form 10-Q for the quarter ended March 31, 1997.

*10.8 (ii)  Amendment No. 1 to the 1991 Equity and Performance Incentive Plan as
            Amended and Restated.

*10.9       Long-Term Executive Incentive Plan -- incorporated by reference to
            Exhibit 10.9 of Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

*10.10 (i)  1992 Deferred Incentive Compensation Plan (as amended and restated
            as of July 1, 1993) -- incorporated by reference to Exhibit 10.10 to Registrant's Annual Report on Form 10-K for the year ended
            December 31, 1993.

*10.10 (ii) Amendment No. 1 to the Amended and Restated 1992 Deferred Incentive
            Compensation Plan -- incorporated by reference to Exhibit 10.10 (ii) to Registrant's Form 10-Q for the quarter ended March 31, 1998.

*10.10 (iii)Amendment No. 2 to the Amended and Restated 1992 Deferred Incentive
            Compensation Plan.

*10.11 Annual Incentive Plan -- incorporated by reference to Exhibit 10.11 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

*10.13 (i)  Forms of Deferred Compensation Agreement and Amendment No. 1 to
            Deferred Compensation Agreement -- incorporated by reference to
            Exhibit 10.13 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

*10.13 (ii) Section 162(m) Deferred Compensation Agreement (as amended and restated January 29, 1998) -- incorporated by reference to
            Exhibit 10.13 (ii) to Registrant's Form 10-Q for the quarter ended March 31, 1998.

*           Reflects management contract or other compensatory arrangement.

 27.        Financial Data Schedule.

 (b)        Reports on Form 8-K.

            No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1998.

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES

                                    FORM 10-Q

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          DIEBOLD, INCORPORATED
                                  ---------------------------------------
                                              (Registrant)




Date: October 30, 1998            By: /s/ Robert W. Mahoney
      ----------------                ------------------------------------
                                      Robert W. Mahoney
                                      Chairman of the Board, President and
                                      Chief Executive Officer





Date: October 30, 1998            By: /s/ Gerald F. Morris
      ----------------                ------------------------------------
                                      Gerald F. Morris
                                      Executive Vice President and
                                      Chief Financial Officer
                                      (Principal Accounting and
                                      Financial Officer)

                              DIEBOLD, INCORPORATED

                                    FORM 10-Q

                                INDEX TO EXHIBITS


EXHIBIT NO.                                                                         PAGE NO.
-----------                                                                         --------
 3.1 (i)    Amended and Restated Articles of Incorporation of Diebold,
            Incorporated -- incorporated by reference to Exhibit 3.1(i) of
            Registrant's Annual Report on Form 10-K for the year ended
            December 31, 1994.                                                          --

 3.1 (ii)   Code of Regulations -- incorporated by reference to Exhibit 4(c) to
            Registrant's Post-Effective Amendment No. 1 to Form S-8 Registration
            Statement No. 33-32960.                                                     --

 3.2        Certificate of Amendment by Shareholders to Amended Articles of
            Incorporation of Diebold, Incorporated -- incorporated by reference to Exhibit 3.2 to Registrant's Form 10-Q for the quarter ended
            March 31, 1996.                                                             --

 4.         Rights Agreement dated as of February 10, 1989 between Diebold,
            Incorporated and The Bank of New York as successor Rights Agent to
            Key Bank, N.A.-- incorporated by reference to Exhibit 2.1 to
            Registrant's Registration Statement on Form 8-A dated February 10,
            1989.                                                                       --

10.1        Form of Employment Agreement as amended and restated as of
            September 13, 1990 -- incorporated by reference to Exhibit 10.1 to
            Registrant's Annual Report on Form 10-K for the year ended
            December 31, 1990.                                                          --

10.2        Schedule of Certain Officers who are Parties to Employment
            Agreements in the form of Exhibit 10.1 -- incorporated by reference to Exhibit 10.2 to Registrant's Form 10-Q for the quarter ended
            June 30, 1998.                                                              --

10.3 (i)    Supplemental Retirement Benefit Agreement with William T. Blair --
            incorporated by reference to Exhibit 10.3 to Registrant's Annual
            Report on Form 10-K for the year ended December 31, 1995.                   --

10.3 (ii)   Consulting Agreement with William T. Blair -- incorporated by reference to Exhibit 10.3(ii) to Registrant's Annual Report on
            Form 10-K for the year ended December 31, 1996.                             --

10.5 (i)    Supplemental Employee Retirement Plan (as amended January 1, 1994)
            -- incorporated by reference to Exhibit 10.5 of Registrant's Annual
            Report on Form 10-K for the year ended December 31, 1994.                   --

10.5 (ii)   Amendment No. 1 to the Amended and Restated Supplemental
            Retirement Plan -- incorporated by reference to Exhibit 10.5 (ii) to
            Registrant's Form 10-Q for the quarter ended March 31, 1998.                --


EXHIBIT NO.                                                                         PAGE NO.
-----------                                                                         --------
10.6        Amended and Restated Partnership Agreement dated as of September 12,
            1990 -- incorporated by reference to Exhibit 10 to Registrant's
            Form 8-K dated September 26, 1990.                                          --

10.7 (i)    1985 Deferred Compensation Plan for Directors of Diebold,
            Incorporated -- incorporated by reference to Exhibit 10.7 to
            Registrant's Annual Report on Form 10-K for the year ended
            December 31, 1992.                                                          --

10.7 (ii)   Amendment No. 1 to the Amended and Restated 1985 Deferred
            Compensation Plan for Directors of Diebold, Incorporated --
            incorporated by reference to Exhibit 10.7 (ii) to Registrant's
            Form 10-Q for the quarter ended March 31, 1998.                             --

10.8 (i)    1991 Equity and Performance Incentive Plan as Amended and Restated
            incorporated by reference to Exhibit 10.8 to Registrant's Form 10-Q
            for the quarter ended March 31, 1997.                                       --

10.8 (ii)   Amendment No. 1 to the 1991 Equity and Performance Incentive Plan as
            Amended and Restated.                                                       16

10.9        Long-Term Executive Incentive Plan -- incorporated by reference to
            Exhibit 10.9 of Registrant's Annual Report on Form 10-K for the year
            ended December 31, 1993.                                                    --

10.10 (i)   1992 Deferred Incentive Compensation Plan (as amended and restated
            as of July 1, 1993) -- incorporated by reference to Exhibit 10.10 to
            Registrant's Annual Report on Form 10-K for the year ended
            December 31, 1993.                                                          --

10.10 (ii)  Amendment No. 1 to the Amended and Restated 1992 Deferred Incentive
            Compensation Plan -- incorporated by reference to Exhibit 10.10 (ii)
            to Registrant's Form 10-Q for the quarter ended March 31, 1998.             --

10.10 (iii) Amendment No. 2 to the Amended and Restated 1992 Deferred Incentive
            Compensation Plan.                                                          17

10.11       Annual Incentive Plan -- incorporated by reference to Exhibit 10.11 to Registrant's Annual Report on Form 10-K for the year ended
            December 31, 1992.                                                          --

10.13 (i)   Forms of Deferred Compensation Agreement and Amendment No. 1 to
            Deferred Compensation Agreement -- incorporated by reference to
            Exhibit 10.13 to Registrant's Annual Report on Form 10-K for the
            year ended December 31, 1996.                                               --

10.13 (ii)  Section 162 (m) Deferred Compensation Agreement (as amended and restated January 29, 1998) -- incorporated by reference to
            Exhibit 10.13 (ii) to Registrant's Form 10-Q for the quarter ended
            March 31, 1998.                                                             --

27.         Financial Data Schedule.                                                    18