Form 10-K405
period 1998-12-31
DIEBOLD INC
filed 1999-03-08
CIK 28823

                               ----------------
                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
--------------------------------------------------------------------------------
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

         [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1998

                                       OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from .................... to ................
--------------------------------------------------------------------------------


         Commission file number 1-4879

                              DIEBOLD, INCORPORATED
             (Exact name of Registrant as specified in its charter)

             Ohio                                      34-0183970
---------------------------------         -------------------------------------
State or other jurisdiction of            (IRS Employer Identification Number)
incorporation or organization)

5995 Mayfair Road, P.O. Box 3077,
      North Canton, Ohio                               44720-8077
---------------------------------         -------------------------------------
(Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code: (330) 490-4000
--------------------------------------------------------------------------------
        Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each
      Title of each class                     exchange on which registered:

  Common Shares  $1.25 Par Value                 New York Stock Exchange
---------------------------------         -------------------------------------

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes X      No
                                         ---        ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 2, 1999. The aggregate market value was computed by using the closing price on the New York Stock Exchange on March 2, 1999 of $29.563 per share.

             Common Shares, Par Value $1.25 Per Share       $2,016,878,297

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

              Class                            Outstanding at March 2, 1999
   Common Shares $1.25 Par Value                       68,949,664 Shares
---------------------------------         -------------------------------------

DOCUMENTS INCORPORATED BY REFERENCE


(1)    PROXY STATEMENT FOR 1999 ANNUAL MEETING
       OF SHAREHOLDERS TO BE HELD APRIL 21, 1999

                                                                                       PART OF 10-K
                                                                                        INTO WHICH
                CAPTION OR HEADING                                 PAGE NO.            INCORPORATED                  ITEM NO.
                ------------------                                 --------            ------------                  --------
        Information about Nominees for
        Election as Directors                                           3-7                    III                         10

        Executive Compensation                                          7-15                   III                         11

        Annual Meeting of Shareholders;
        Security Ownership of Directors
        and Management                                                  2-5                    III                         12

        Compensation Committee Interlocks
        and Insider Participation                                        7                     III                         13



PART I.
-------

ITEM 1. BUSINESS.
-----------------

(a) General Development
-----------------------

       The Registrant was incorporated under the laws of the State of Ohio in August, 1876, succeeding a proprietorship established in 1859 and is engaged primarily in the sale, manufacture, installation and service of automated self-service transaction systems, electronic and physical security products, software and integrated systems. During 1998, no significant changes occurred in the manner of conducting the Registrant's business.

(b) Financial Information about Operating Segments
--------------------------------------------------

       The Registrant defines its operating segments as follows: North American Sales and Service (NASS), International Sales and Service (ISS), Manufacturing and Development (M & D) and Corporate. The North American Sales and Service segment sells and services financial, retail, educational and medical systems in the United States and Canada. The International Sales and Service segment sells and services financial, retail, educational and medical systems over the remainder of the globe. The Manufacturing and Development segment manufactures the equipment sold to NASS and ISS and also sells to limited external customers, the largest of which is International Business Machines Corporation (IBM). The Corporate segment supports the other segments and eliminates all inter-segment revenues and costs. Detailed analysis of segment information can be found in
Note 16 to the Consolidated Financial Statements.

(c) Description of Business
---------------------------

       The Registrant develops, manufactures, sells and services automated teller machines (ATMs), electronic and physical security systems, various products used to equip bank facilities, software and integrated systems for global financial and commercial markets. Sales of systems and equipment are made directly to customers by the Registrant's sales personnel and by manufacturer's representatives and distributors. The sales/support organization works closely with customers and their consultants to analyze and fulfill the customers' needs. Products are sold under contract for future delivery at agreed upon prices. In 1998, 1997, and 1996 the Registrant's sales and services of financial systems and equipment accounted for more than 90% of consolidated net sales.

       The principal raw materials used by the Registrant are steel, copper, brass, lumber and plastics which are purchased from various major suppliers. Electronic parts and components are also procured from various suppliers. These materials and components are generally available in quantity at this time.

       The Registrant had one customer, IBM, who was its partner in the InterBold joint venture, that accounted for $148,755,000 of the total net sales of $1,185,707,000 in 1998, $173,751,000 of the total net sales of $1,226,936,000 in 1997, and $146,103,000 of the total net sales of $1,030,191,000 in 1996. On
January 27, 1998, the Registrant completed its purchase of IBM's 30 percent minority interest in InterBold for $16.1 million, IBM's tax capital account in InterBold.

       Backlog as of December 31, 1998 was $299,739,000 which was an 8.2% increase from December 31, 1997 backlog of $276,986,000. While this increase in backlog can be considered positive, order backlog is not the sole indicator of future revenue streams. There are numerous other factors which influence the amount and timing of revenue in future periods.

-----------------

       All phases of the Registrant's business are highly competitive; some products being in competition directly with similar products and others competing with alternative products having similar uses or producing similar results. Registrant believes, based upon outside independent industry surveys, that it is a leading manufacturer of automated teller machines in the United States and is also a market leader internationally. In the area of automated transaction systems, the Registrant competes primarily with NCR Corporation, Triton, Siemens-Nixdorf, Dassault, Bull, Olivetti and Fujitsu. In serving the security products market for the financial services industry, the Registrant competes primarily with Mosler and Lefebure in the security equipment and systems field. Of these, some compete in only one or two product lines, while others sell a broader spectrum of products competing with the Registrant. However, the unavailability of comparative sales information and the large variety of individual products makes it impossible to give reasonable estimates of the Registrant's competitive ranking in or share of the market in its security product fields of activity. Many smaller manufacturers of safes, surveillance cameras, alarm systems and remote drive-up equipment are found in the market.

       The Registrant charged to expense approximately $42.9 million in 1998, $45.1 million in 1997, and $41.8 million in 1996 for research and development costs.

       Compliance by the Registrant with federal, state and local environmental protection laws during 1998 had no material effect upon capital expenditures, earnings or the competitive position of the Registrant and its subsidiaries.

       The total number of employee associates employed by the Registrant at December 31, 1998 was 6,489 compared with 6,714 at the end of the preceding year.

(d) Financial Information about International and U.S.
------------------------------------------------------
    Operations and Export Sales
    ---------------------------

        Sales to customers outside the United States as a percent of total consolidated net sales approximated 25.1 percent in 1998, 26.1 percent in 1997, and 22.3 percent in 1996.

ITEM 2. PROPERTIES.
-------------------

        The Registrant's corporate offices are located in North Canton, Ohio. It owns facilities (approximately 1.5 million square feet) in Canton, Green and Newark, Ohio; Lynchburg, Staunton and Danville, Virginia; Lexington, North Carolina; Sumter, South Carolina; Melbourne, Australia; Mexico City, Mexico; and leases facilities (approximately .5 million square feet) in Akron, Canton, Canal Fulton, Massillon, Newark and Seville, Ohio; Rancho Dominguez, California; Caracas, Venezuela; London, England; Sydney, Australia; Buenos Aires, Argentina; Stuttgart, Germany; Paris, France and Shanghai, China. These facilities house manufacturing, production, associated engineering, warehousing, testing, administration and development and distribution for all product lines.

ITEM 3.  LEGAL PROCEEDINGS.
---------------------------

        At December 31, 1998, the Registrant was a party to several lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate is considered material in relation to the Registrant's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

        No matters were submitted to a vote of security holders during the fourth quarter of 1998.


ITEM 4a. EXECUTIVE OFFICERS OF THE REGISTRANT.
----------------------------------------------

        Refer to pages 6 through 8.


EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                                   Other Positions
                                                                          Year Elected                Held Last
     Name                  Age              Title                        Present Office              Five Years
-----------------          ---        ----------------------             --------------            ----------------

                                                                                                 1996-98
                                                                                                 -------
Robert W. Mahoney           62        Chairman of the Board,                 1998                Chairman of the Board
                                       President and Chief Executive                             and Chief Executive
                                       Officer and Director                                      Officer and Director
                                                                                                 1993-96
                                                                                                 -------
                                                                                                 Chairman of the Board,
                                                                                                 President and Chief
                                                                                                 Executive Officer and
                                                                                                 Director - Diebold


Gerald F. Morris            55        Executive Vice President               1993                --
                                       and Chief Financial Officer



                                                                                                 1994-96
                                                                                                 -------
Alben W. Warf               60        Senior Vice President,                 1996                Group Vice President,
                                       Electronic Systems                                        Self-Service Systems -
                                       Development and                                           Diebold
                                       Manufacturing



                                                                                                 1993-96
                                                                                                 -------
David Bucci                 47        Group Vice President,                  1997                Vice President, North
                                        North American                                           American Sales and Service
                                        Sales and Service                                        Eastern Division - Diebold


Michael J. Hillock          47        Group Vice President,                  1997                1993-97
                                       International Sales                                       -------
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



                                                                                                   Other Positions
                                                                          Year Elected                Held Last
     Name                  Age              Title                        Present Office              Five Years
-----------------          ---        ----------------------             --------------            ----------------
Charles J. Bechtel          53        Vice President,                         1998                  1997-98
                                        Global Support Services                                     -------
                                                                                                    Vice President,
                                                                                                    Information Systems
                                                                                                    1990-97
                                                                                                    -------
                                                                                                    Vice President, Marketing
                                                                                                    and Sales Operations


James L.M. Chen             38        Vice President and                      1998                  1996-98
                                       Managing Director,                                           -------
                                       Asia/Pacific                                                 Philips Electronics
                                                                                                    China B.V.
                                                                                                    General Manager,
                                                                                                    Business Electronics
                                                                                                    1994-96
                                                                                                    -------
                                                                                                    AT&T China Company
                                                                                                    Limited
                                                                                                    Managing Director,
                                                                                                    Global Information
                                                                                                    Solutions, China


Warren W. Dettinger         45        Vice President,                         1989                  --
                                       General Counsel and
                                       Assistant Secretary

                                                                                                    1996-97
                                                                                                    -------
Reinoud G. J. Drenth        35        Vice President and                      1997                  Vice President
                                       Managing Director, Europe                                    Worldwide Marketing
                                       Middle East, and Africa                                      - Diebold
                                                                                                    1987-96
                                                                                                    -------
                                                                                                    NCR Corporation
                                                                                                    1995 - Marketing Vice
                                                                                                    President, Financial
                                                                                                    Services Industry
                                                                                                    1994 - Executive
                                                                                                    Assistant, Worldwide
                                                                                                    Industry Marketing

Donald E. Eagon, Jr.        56        Vice President,                         1990                  --
                                       Corporate Communications


                                                                                                       Other Positions
                                                                             Year Elected                Held Last
     Name                      Age              Title                        Present Office              Five Years
-----------------              ---        ----------------------             --------------            ----------------


Charee Francis-Vogelsang        52          Vice President and                    1983                    --
                                             Secretary


Bartholomew J. Frazzitta        56          Vice President and                    1990                    --
                                             General Manager,
                                             Security Products

Larry D. Ingram                 52          Vice President,                       1993                   --
                                             Procurement and Services


Charles B. Scheurer             57          Vice President,                       1991                    --
                                             Human Resources


Robert L. Stockamp              55          Vice President and                    1990                    --
                                             Corporate Controller


                                                                                                          1984-97
                                                                                                          -------
Ernesto R. Unanue               57          Vice President and                    1997                    Vice President of Sales,
                                             Managing Director,                                           Carribbean and South
                                             Latin America                                                American Division


Robert J. Warren                52          Vice President and                    1990                    --
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

        The Common Shares of the Registrant are listed on the New York Stock Exchange with a symbol of DBD. The price ranges of Common Shares for the Registrant are as follows:

                                                 1998                           1997                          1996
                                         --------------------           --------------------         -----------------
                                           High      Low                   High      Low                High      Low
                                          ------    -----                 ------    -----              ------    -----
         1st Quarter                      $55.31    $41.69                $44.88   $36.38             $27.08    $22.44
         2nd Quarter                       44.44     23.63                 43.63    28.00              32.17     24.17
         3rd Quarter                       31.44     20.00                 50.63    39.75              39.08     27.75
         4th Quarter                       36.88     19.13                 50.94    42.13              42.33     35.58
                                                                           -----    -----             ------    ------

         Full Year                        $55.31    $19.13                $50.94   $28.00             $42.33    $22.44
                                          ======    ======                ======   ======             ======    ======


         There were approximately 109,511 shareholders at December 31, 1998, which includes an estimated number of shareholders who have shares held for their accounts by banks, brokers, trustees for benefit plans and the agent for the dividend reinvestment plan.

         On the basis of amounts paid and declared the annualized quarterly dividends per share were $0.56 in 1998, $0.50 in 1997, and $0.45 in 1996.

        On December 30, 1998, 30,060 Common Shares were issued from treasury to Gregg A. Searle, former President, who resigned on September 30, 1998. The shares represented the distribution of Mr. Searle's deferred compensation account which had been allocated in Common Shares, and accordingly, no purchase price was paid by Mr. Searle. The fair market value of the shares on the date of issue was $1,043,653; these shares are considered unregistered.

ITEM 6. SELECTED FINANCIAL DATA.
--------------------------------
     (Dollars in thousands)
                                                                1998          1997           1996           1995          1994
                                                            -------------  -----------   -----------     -----------  -----------
         Net Sales                                            $1,185,707    $1,226,936    $1,030,191       $863,409      $760,171
         Net Income                                               76,148       122,516        97,425         76,209        63,511
         Basic earnings per share                                   1.10          1.78          1.42           1.11          0.93
         Diluted earnings per share                                 1.10          1.76          1.40           1.10          0.93
         Total Assets                                          1,004,188       991,050       859,101        749,795       666,174
         Cash dividends paid per Common Share                       0.56          0.50          0.45           0.43          0.39


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------------------------------------------------------------------
        AND RESULTS OF OPERATIONS
        -------------------------

MANAGEMENT'S ANALYSIS OF RESULTS OF OPERATIONS

The table below presents the changes in comparative financial data from 1996 to 1998. Comments on significant year-to-year fluctuations follow the table.


                                                   1998                                  1997                             1996
                                     ---------------------------------   ----------------------------------    ---------------------
                                                    Percent    Percent                Percent     Percent                   Percent
                                                    of Net    Increase                 of Net     Increase                  of Net
(Dollars in thousands)                Amount         Sales   (Decrease)    Amount      Sales    (Decrease)       Amount      Sales
====================================================================================================================================
Net sales
  Products .......................   $750,161        63.3%      (9.1)%   $825,125        67.3%        21.5%    $679,053      65.9%
  Services .......................    435,546        36.7        8.4      401,811        32.7         14.4      351,138      34.1
                                    ------------------------------------------------------------------------------------------------
                                    1,185,707       100.0       (3.4)   1,226,936       100.0         19.1    1,030,191     100.0

Cost of sales
  Products .......................    462,788        61.7       (8.8)     507,322        61.5         20.4      421,261      62.0
  Special charges ................      9,864          --         --           --          --           --           --        --
  Services .......................    306,805        70.4        6.0      289,514        72.1         15.2      251,418      71.6
                                    ------------------------------------------------------------------------------------------------
                                      779,457        65.7       (2.2)     796,836        64.9         18.5      672,679      65.3
                                    ------------------------------------------------------------------------------------------------


Gross profit .....................    406,250        34.3       (5.5)     430,100        35.1         20.3      357,512      34.7
Selling and administrative expense    194,535        16.4        1.4      191,842        15.7         15.2      166,572      16.2
Research, development and
  engineering expense ............     54,215         4.6       (0.3)      54,397         4.4          7.6       50,576       4.9
Realignment charges ..............     51,253         4.3         --           --          --           --           --        --
                                    ------------------------------------------------------------------------------------------------
                                      300,003        25.3       21.8      246,239        20.1         13.4      217,148      21.1
                                    ------------------------------------------------------------------------------------------------


Operating profit .................    106,247         9.0      (42.2)     183,861        15.0         31.0      140,364      13.6
Other income, net ................     15,403         1.3      123.4        6,894         0.5        (34.5)      10,533       1.0
Minority interest ................     (1,843)       (0.2)     (63.8)      (5,096)       (0.4)        16.0       (4,393)     (0.4)

                                    ------------------------------------------------------------------------------------------------

Income before taxes ..............    119,807        10.1      (35.5)     185,659        15.1         26.7      146,504      14.2
Taxes on income ..................     43,659         3.7      (30.9)      63,143         5.1         28.7       49,079       4.7
                                    ------------------------------------------------------------------------------------------------
Net income .......................   $ 76,148         6.4%     (37.8)%   $122,516        10.0%        25.8%    $ 97,425       9.5%
                                    ================================================================================================


REALIGNMENT AND SPECIAL CHARGES

In the second quarter of 1998, the Registrant recorded realignment and special charges of $61,117 ($41,850 after-tax or $0.60 per diluted share). The majority of the realignment charge related to three areas: the ending of the InterBold joint venture with IBM, the exiting of the manufacturing and distribution channel for certain low-end self-service terminal products and the exiting of the proprietary electronic security business. The realignment charge was made up of two components: A special charge of $9,864 for the write-off of primarily inventory from exited lines of business and a realignment charge of $51,253 for all other realignment costs.

Industry-wide banking trends such as bank mega-mergers, as well as the transition from IBM to the Registrant's own international distribution channels, prompted the re-evaluation of the Registrant's business plans and organizational structure. North American facilities were consolidated and certain facilities were closed. More than 600 jobs were estimated to be eliminated. At December 31, 1998, 519 jobs had been terminated. The Registrant estimated savings of $22,000 annually from the realignment program. Details of the components and remaining realignment accrual can be found in Note 8 to the 1998 Consolidated Financial Statements.

OPERATING SEGMENTS

The Registrant adopted Statement of Financial Accounting Standards No. 131, "Operating Segments," for the 1998 Annual Report on Form 10-K. The Registrant reports the following operating segments: North American Sales and Service, International Sales and Service, Manufacturing and Development and Corporate.

North American Sales and Service operating profit in 1998, 1997 and 1996 was $149,231, $164,723 and $147,589, respectively. The decline in profit from 1997 to 1998 was due mainly to decreased shipments of ATMs. Operating profit for the International Sales and Service organization in 1998, 1997 and 1996 was $8,189, $18,170 and $7,936, respectively. The decline in 1998 operating profit internationally is attributed to expenses relating to the Registrant setting up its own international distribution systems. Details of revenue from customers, inter-segment revenues and operating profit contribution can be found in Note 16 to the 1998 Consolidated Financial Statements.

NET SALES

Net sales for 1998 totaled $1,185,707, which represented a decline of $41,229 or
3.4 percent from 1997 and growth of $155,516 or 15.1 percent from 1996. In 1998, sales exceed the $1 billion mark for the third consecutive year in the Registrant's 139 - year history.

Product net sales of $750,161 fell short of 1997 by $74,964 or 9.1 percent, while product net sales were up over 1996 by $71,108 or 10.5 percent. During 1998, the Registrant experienced a slow-down in global sales of ATMs. The decrease in sales volumes can be attributed to recent banking industry mega-mergers as well as banks channeling resources into remediating year 2000 issues, as opposed to making capital expenditures for ATMs. Sales to IBM dropped by 14.4 percent in 1998 versus 1997, when IBM was the Registrant's main international distribution channel. The Registrant is currently implementing plans for its own international sales and distribution channels. Total U.S. product revenue in 1998 fell 9.8 percent from 1997, and sales of products outside the United States fell 7.6 percent in 1998 from 1997.

1998 was a strong year for the Registrant's service business. Service net sales of $435,546 increased $33,735 or 8.4 percent from 1997 and were up $84,408 or
24.0 percent from 1996. The major factors contributing to the service revenue gain in 1998 were the growth of the installed base of equipment resulting from new product installations and continued growth of service offerings such as first-line maintenance.

Total product backlog of unfilled orders reached $299,739 at December 31, 1998, compared with $276,986 at the end of 1997 and $233,586 at the end of 1996. The December 31, 1998 backlog is the highest level attained in the Registrant's history. While this increase in backlog is considered favorable, backlog is not the sole indicator of future revenue streams. Production schedules, customer priorities and other such factors can affect the pace of converting backlog into revenue.

COST OF SALES AND EXPENSES

Cost of sales for 1998 was $779,457, compared with $796,836 in 1997 and $672,679 in 1996. The 1998 decline is mostly attributable to lower sales volumes on ATMs.

Gross profits on product sales decreased $30,430 from 1997 and increased $29,581 from 1996 to a level of $287,373 in 1998. Product gross margins in 1998 were
38.3 percent of product sales, compared with 38.5 percent in 1997 and 38.0 percent in 1996. The relative stability of product gross profits as a percentage of product sales is due to the Registrant's continued cost reduction efforts.

Service gross profits of $128,741 in 1998 increased from $112,297 in 1997 and $99,720 in 1996. Service gross margins as a percentage of service sales were
29.6 percent in 1998, 27.9 percent in 1997, and 28.4 percent in 1996. Gross margins on service sales improved in 1998 over previous years due mainly to increased profitability in North America.

Operating expenses in 1998 were $248,750 (excluding realignment charges) compared with $246,239 in 1997 and $217,148 in 1996. The stability of operating expenses in 1998 stems from the Registrant's efforts to contain operating costs on lower sales volumes. Operating expenses as a percentage of net sales were
21.0 percent in 1998 (excluding realignment charges), 20.1 percent in 1997 and
21.1 percent in 1996.

Operating profit of $167,364 in 1998 (excluding realignment charges) decreased
9.0 percent from $183,861 in 1997, and increased 19.2 percent over 1996 operating profits of $140,364. Operating profit margin of 14.1 percent in 1998 (excluding realignment charges) fell slightly over 1997 operating profit margin of 15.0 percent, but grew over the 13.6 margin in 1996.

OTHER INCOME, NET AND MINORITY INTEREST

Other income, net increased $8,509 from 1997 and $4,870 from 1996. The net increase is due in part to reduced amortization costs relating to intangible assets. Investment income decreased in 1998 as compared with 1997 due to lower interest rates achieved in the Registrant's municipal bond portfolio. The drop in municipal bond interest was partially offset by a continued growth in interest income from finance receivables.

Minority interest of $1,843 decreased from $5,096 in 1997 and $4,393 in 1996 due to the Registrant purchasing IBM's 30 percent minority share in the InterBold joint venture in January 1998. Minority interest consisted primarily of income or losses allocated to the minority ownership of Diebold Financial Equipment Company, Ltd. (China) and Diebold OLTP Systems C.A. (Venezuela). Minority interests for all companies are calculated as a percentage of profits of the joint ventures based on formulas defined in the relevant agreements establishing each venture.

INCOME

1998 income before taxes amounted to $180,924 (excluding realignment charges). Although 1998 income before taxes decreased from 1997 results of $185,659, 1998 income before taxes as a percentage of net sales was 15.3 percent, an improvement over 1997's 15.1 percent of net sales. 1996 income before taxes was $146,504, or 14.2 percent of net sales.

The effective tax rate was 36.4 percent in 1998 compared with 34.0 percent in 1997 and 33.5 percent in 1996. The primary reason for the higher tax rate in 1998 was the write-off of intangible assets in connection with the Registrant's realignment program, which are non-deductible for tax purposes. The Registrant expects the effective tax rate to trend higher in the future due to a reduction in tax-exempt interest as a percentage of pretax income and tax law changes that have affected insurance contracts. Details of the reconciliation between the U.S. statutory rate and the effective tax rate are included in Note 14 of the 1998 Consolidated Financial Statements.

1998 net income of $117,998 (excluding realignment charges) fell short of 1997 results of $122,516. For both 1998 (excluding realignment charges) and 1997, net income as a percentage of net sales was 10.0 percent. Net income in 1996 was $97,425, or 9.5 percent of net sales.

MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITION

The Registrant continued to enhance its financial position during 1998. Total assets increased $13,138 or 1.3 percent to a 1998 year-end level of $1,004,188. Asset turnover (excluding cash, cash equivalents and short-term and long-term investment securities) fell in 1998 to 1.53 versus 1.69 in 1997.

Total current assets at December 31, 1998, of $543,548 represented a decrease of $6,289 or 1.1 percent from the prior year-end. The decrease in trade receivables and inventories was offset by an increase in cash, finance receivables and deferred income taxes. Trade receivables decreased $35,994 or 11.9 percent to a level of $266,891 at December 31, 1998. As a percentage of net sales, trade receivables were 22.5 percent in 1998, 24.7 percent in 1997 and 24.9 percent in 1996. Inventories at year-end 1998 totaled $127,880 which represented a decrease of $202 or 0.2 percent from 1997. The decrease in trade receivables and inventory was due to decreased sales volumes as well as the write-off of certain accounts receivable and inventory under the Registrant's realignment program.

Short-term investments and long-term securities and other investments increased by $31,106, or 17.8 percent to a level of $ 205,441 at December 31, 1998, largely due to additional cash flow from operating activities. The Registrant anticipates being able to meet both short- and long-term operational funding requirements without liquidating individual securities prior to maturity by varying the timing of maturities within the portfolio. However, since most of these securities are marketable, they could readily be converted into cash and cash equivalents if needed to fund future acquisitions, joint ventures and strategic alliances throughout the world as part of a continuing strategy to strengthen the Registrant's global competitiveness.

Total property, plant and equipment, net of accumulated depreciation, was $147,131 at the end of 1998, which represented a net increase of $3,230, or 2.2 percent over prior year-end. Capital expenditures were $30,768 in 1998, compared with $67,722 in 1997. The drop in 1998 capital spending versus 1997 was expected in the light of the high level of capital expenditures in 1997 from the expansion of facilities for manufacturing, research, software development, management development, and support services. The accounting for the Registrant's investment in projects related to internal applications hardware and software has been done in accordance with EITF Issue 97-13, "Accounting for Business Process Reengineering Costs." Accordingly, the Registrant has expensed as incurred, when applicable, business process re-engineering costs as well as expenditures incurred for preliminary software project stage activities. The Registrant has capitalized costs related to application development stage activities, post-implementation/operation stage activities, as well as fixed asset acquisitions, such as new computer equipment, office furniture, and work stations related to these projects.

Total current liabilities at December 31, 1998, were $235,533, which represented a decrease of $6,547, or 2.7 percent from the prior year-end. The primary cause for the decrease in current liabilities was due to a 13.6 percent drop in accounts payable. The Registrant's current ratio was 2.3 at the end of 1998 as well as 1997.

At December 31, 1998, the Registrant had lines of credit totaling $150,000, all unrestricted as to use. In addition, the Registrant had outstanding $20,800 of Industrial Development Revenue Bonds. The proceeds of the bonds issued in 1997 were used to finance three manufacturing facilities located in Staunton and Danville, Virginia and in Lexington, North Carolina.

The Registrant's financial position provides it with sufficient resources to meet projected future capital expenditures, dividend and working capital requirements. However, if the need arises, the Registrant's strong financial position should ensure the availability of adequate additional financial resources.

Pension liabilities were $22,745 at December 31, 1998, representing an increase of $2,130 or 10.3 percent over prior year-end. The net periodic pension costs of $4,864 charged to income in 1998 represented an increase of $218 from the prior year.

Minority interests of $3,741 represented the minority interest in Diebold Financial Equipment Company, Ltd. (China) owned by the Aircraft Industries of China and the Industrial and Commercial Bank of China, Shanghai Pudong Branch and the minority interest in Diebold OLTP Systems, C.A (Venezuela), owned by five individual investors.

Shareholders' equity increased $30,542 or 4.6 percent to $699,123 at December 31, 1998. Shareholders' equity per share was $10.15 at the end of 1998, compared with $9.69 in 1997. The Common Shares of the Registrant are listed on the New York Stock Exchange with a symbol of DBD. There were approximately 7,782 registered shareholders of record as of December 31, 1998.

The Board of Directors declared a first-quarter 1999 cash dividend of $0.15 per share. This amount, which represents a 7.1 percent increase from the prior year's quarterly dividend rate, will be paid on March 12, 1999, to shareholders of record on February 19, 1999. Comparative quarterly cash dividends paid in 1998 and 1997 were $0.14 and $0.125 per share, respectively.


MANAGEMENT'S ANALYSIS OF CASH FLOWS

During 1998, the Registrant generated $177,238 in cash from operating activities, compared with $111,330 in 1997 and $96,456 in 1996. In addition to net income of $76,148 adjusted for depreciation, amortization and other charges of $39,540, decreases in accounts receivable also increased cash provided by operations. Cash was utilized in operations to reduce accounts payable and to maintain adequate inventory levels. Expressed as a percentage of total assets employed, the Registrant's cash yield from operations was 17.6 percent in 1998, and 11.2 percent in 1997 and 1996.

Net cash generated from operating activities in 1998 was used to reinvest $96,509 in assets of the Registrant, compared with $102,725 in 1997 and $55,299 in 1996. The Registrant returned $38,631 to shareholders in the form of cash dividends paid during 1998, which was a 12.1 percent increase from 1997 and a
23.9 percent increase from 1996.

OTHER BUSINESS INFORMATION

YEAR 2000 DISCLOSURE

The Registrant is firmly committed to providing products and systems that are ready to operate in the year 2000 and beyond. Strategic initiatives have been under way to address the readiness of products delivered to our customers, corporate business systems, and the readiness of our suppliers. All of these initiatives are in place to assist in the continued delivery of products and services to our customers without interruption.

The Registrant is actively pursuing the year 2000 readiness of its corporate systems. The project was initiated in 1996 within the Global Support organization. Corporate applications have been inventoried and categorized as active, inactive, or year 2000 ready. To assist in this process and verify the results, the Registrant is pursuing the evaluation and remediation, if necessary, of all of the active applications including service invoicing, customer information systems, service systems, dispatch systems, and financial systems. A new enterprise system, verified to be year 2000 ready by the system provider, is being installed that addresses manufacturing, order entry, and links to the other corporate applications.

The Registrant's corporate information systems project completion is scheduled for the first quarter of 1999. Although the Registrant plans to meet its projected completion date, it can provide no assurances that all of its year 2000 efforts will be successful. As required by standard accounting practice, the Registrant is expensing as incurred all costs associated with these systems changes. The costs are not expected to have a material effect on the Registrant's financial position or results of operation.

A project is also under way to contact all Diebold suppliers to assess their level of readiness for operating in the year 2000 and beyond. The Registrant will evaluate the readiness of the suppliers and take appropriate steps to develop a confidence that they will continue to operate without interruption in business.

The Registrant has formed an Oversight Committee to continually review issues related to the year 2000 requirements. This Committee, consisting of senior management members, remains focused on the completion of all year 2000 related initiatives, and appropriation of sufficient resources to ensure timely completion of year 2000 activities. Contingency plans are currently being developed by the Oversight Committee. These efforts are to minimize any potential year 2000 compliance impact; however, it is not possible to guarantee compliance. Failure of the Registrant or any third party with whom the Registrant has a material relationship to achieve year 2000 compliance could have a material adverse effect on the Registrant's business, financial condition or results of operations. Additional year 2000 information on products and services can be found on the Registrant's Web site at "www.diebold.com."

ITEM 7A.  QUANTITATIVE AND QUALITATIVE
------------------------------------------
          DISCLOSURES ABOUT MARKET RISK
          -----------------------------

The Registrant does not have material exposure to interest rate risk, foreign currency exchange rate risk or commodity price risk.


                           CONSOLIDATED BALANCE SHEETS
                     DIEBOLD, INCORPORATED AND SUBSIDIARIES
                           DECEMBER 31, 1998 AND 1997
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                                                                1998                        1997
====================================================================================================================================
ASSETS
Current assets
  Cash and cash equivalents........................................................        $    42,540                    $ 20,296
  Short-term investments...........................................................             37,433                      36,473
  Trade receivables................................................................            266,891                     302,885
  Inventories......................................................................            127,880                     128,082
  Finance receivables .............................................................             19,856                      13,559
  Deferred income taxes ...........................................................             34,038                      32,159
  Prepaid expense and other current assets.........................................             14,910                      16,383
------------------------------------------------------------------------------------------------------------------------------------
     Total current assets..........................................................            543,548                     549,837

------------------------------------------------------------------------------------------------------------------------------------
Securities and other investments...................................................            168,008                     137,862
Property, plant and equipment, at cost.............................................            278,435                     259,634
  Less accumulated depreciation and amortization...................................            131,304                     115,733
------------------------------------------------------------------------------------------------------------------------------------
                                                                                               147,131                     143,901
Deferred income taxes ............................................................              12,716                       8,654
Finance receivables...............................................................              65,573                      60,970
Other assets......................................................................              67,212                      89,826
------------------------------------------------------------------------------------------------------------------------------------
                                                                                           $ 1,004,188                    $991,050
====================================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable.................................................................        $    89,881                    $104,043
  Estimated income taxes...........................................................             13,582                      12,721
  Accrued insurance................................................................             16,386                      18,972
  Accrued installation costs.......................................................             17,455                      12,909
  Deferred income..................................................................             57,985                      60,891
  Other current liabilities........................................................             40,244                      32,544
------------------------------------------------------------------------------------------------------------------------------------
     Total current liabilities.....................................................            235,533                     242,080
------------------------------------------------------------------------------------------------------------------------------------
Bonds payable......................................................................             20,800                      20,800
Pensions...........................................................................             22,745                      20,615
Postretirement benefits............................................................             22,246                      22,033
Minority interest..................................................................              3,741                      16,941
Commitments and contingencies......................................................                ---                         ---
Shareholders' equity
  Preferred Shares, no par value, authorized
    1,000,000 shares, none issued..................................................                ---                         ---
  Common Shares, par value $1.25;
     Authorized 125,000,000 shares;
     issued 69,494,483 and 69,275,714 shares, respectively
     outstanding 68,880,761 and 69,004,838 shares, respectively....................             86,868                      86,595
  Additional capital...............................................................             43,281                      38,247
  Retained earnings................................................................            604,227                     566,710
  Treasury shares, at cost (613,722 and 270,876 shares, respectively)..............            (21,902)                    (12,882)
  Accumulated other comprehensive income...........................................            (12,802)                     (9,706)
  Other............................................................................               (549)                       (383)
------------------------------------------------------------------------------------------------------------------------------------
    Total shareholders' equity.....................................................            699,123                     668,581
------------------------------------------------------------------------------------------------------------------------------------
                                                                                           $ 1,004,188                    $991,050
====================================================================================================================================
See accompanying Notes to Consolidated Financial Statements.


                       CONSOLIDATED STATEMENTS OF INCOME
                    DIEBOLD, INCORPORATED AND SUBSIDIARIES
                        YEARS ENDED DECEMBER 31, 1998,
                                 1997 AND 1996
                    (In thousands except per share amounts)

                                                                                   1998              1997             1996
=============================================================================================================================
Net sales
  Products...............................................................        $750,161         $825,125          $679,053
  Services...............................................................         435,546          401,811           351,138
-----------------------------------------------------------------------------------------------------------------------------
                                                                                1,185,707        1,226,936         1,030,191

-----------------------------------------------------------------------------------------------------------------------------
Cost of sales
  Products...............................................................         462,788          507,322           421,261
  Special charges........................................................           9,864           --                --
  Services...............................................................         306,805          289,514           251,418
-----------------------------------------------------------------------------------------------------------------------------
                                                                                  779,457          796,836           672,679
-----------------------------------------------------------------------------------------------------------------------------
Gross profit.............................................................         406,250          430,100           357,512

Selling and administrative expense.......................................         194,535          191,842           166,572
Research, development and engineering expense............................          54,215           54,397            50,576
Realignment charges......................................................          51,253           --                --
-----------------------------------------------------------------------------------------------------------------------------
                                                                                  300,003          246,239           217,148
-----------------------------------------------------------------------------------------------------------------------------
Operating profit.........................................................         106,247          183,861           140,364

Other income (expense)
  Investment income......................................................          18,587           19,109            19,307
  Miscellaneous, net.....................................................          (3,184)         (12,215)           (8,774)
Minority interest........................................................          (1,843)          (5,096)           (4,393)
-----------------------------------------------------------------------------------------------------------------------------
Income before taxes......................................................         119,807          185,659           146,504
Taxes on income..........................................................          43,659           63,143            49,079
-----------------------------------------------------------------------------------------------------------------------------
Net income...............................................................         $76,148         $122,516          $ 97,425

=============================================================================================================================
Basic weighted-average number of shares..................................          68,960           68,939            68,796
Diluted weighted-average number of shares................................          69,310           69,490            69,350
Basic earnings per share.................................................        $   1.10         $   1.78          $   1.42
Diluted earnings per share...............................................        $   1.10         $   1.76          $   1.40
-----------------------------------------------------------------------------------------------------------------------------


See accompanying Notes to Consolidated Financial Statements.


                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     DIEBOLD, INCORPORATED AND SUBSIDIARIES
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                             (Dollars in thousands)

                                     Common Shares
                                     -------------
                                                                                                    Accumulated
                                                                                          Compre-      Other
                                                  Par   Additional  Retained   Treasury   hensive  Comprehensive
                                    Number       Value   Capital    Earnings   Shares     Income       Income      Other      Total
===================================================================================================================================
Balance,
  December 31, 1995               45,893,678    $57,367    $52,420    $412,432   $(3,849)            $(10,061)    $(629)   $507,680
-----------------------------------------------------------------------------------------------------------------------------------
Net income - 1996................                                       97,425           $   97,425                          97,425
                                                                                         ----------
Translation adjustment...........                                                               240                             240
Pensions.........................                                                               185                             185
Unrealized loss on
  investment securities..........                                                              (432)                           (432)
                                                                                        -----------
Other comprehensive income.......                                                                (7)       (7)
                                                                                        -----------
Comprehensive income.............                                                        $   97,418
                                                                                         ==========
Stock options exercised..........     86,918        108      1,208                                                            1,316
Unearned compensation............      3,000          4        104                                                  414         522
Performance shares...............     67,892         85      3,060                                                            3,145
Dividends declared...............                                      (31,190)                                             (31,190)
Treasury shares..................                                                 (3,321)                                    (3,321)
Three-for-two stock split........ 22,945,788     28,682    (28,682)                                                              --
------------------------------------------------------------------------------------------------------------------------------------
Balance,
  December 31, 1996               68,997,276    $86,246    $28,110    $478,667   $(7,170)            $(10,068)    $(215)   $575,570
------------------------------------------------------------------------------------------------------------------------------------
Net income - 1997................                                      122,516            $ 122,516                         122,516
                                                                                          ---------
Translation adjustment...........                                                              (185)                           (185)
Pensions.........................                                                               217                             217
Unrealized gain on
  investment securities..........                                                               333                             333
                                                                                          ---------
Other comprehensive income.......                                                               365       365
                                                                                          ---------
Comprehensive income.............                                                         $ 122,881
                                                                                          =========
Stock options exercised..........    180,247        226      5,821                                                            6,047
Unearned compensation............     11,000         14        430                                                 (171)        273
Performance shares...............     87,191        109      3,886                                                            3,995
Dividends declared...............                                      (34,473)                                             (34,473)
Treasury shares..................                                                 (5,712)                                    (5,712)
------------------------------------------------------------------------------------------------------------------------------------
Balance,
  December 31, 1997               69,275,714    $86,595    $38,247    $566,710  $(12,882)             $(9,703)    $(386)   $668,581
------------------------------------------------------------------------------------------------------------------------------------
Net income - 1998................                                       76,148             $ 76,148                          76,148
                                                                                          ---------
Translation adjustment...........                                                               150                             150
Pensions.........................                                                            (2,797)                         (2,797)
Unrealized loss on
  investment securities..........                                                              (452)                           (452)
                                                                                          ----------
Other comprehensive income.......                                                            (3,099)   (3,099)
                                                                                          ---------
Comprehensive income.............                                                         $  73,049
                                                                                          =========
Stock options exercised..........    208,031        260      4,538                                                            4,798
Unearned compensation............     10,738         13        511                                                 (163)        361
Dividends declared...............                                      (38,631)                                             (38,631)
Treasury shares..................                              (15)               (9,020)                                    (9,035)
------------------------------------------------------------------------------------------------------------------------------------
Balance,
  December 31, 1998               69,494,483    $86,868    $43,281    $604,227  $(21,902)            $(12,802)    $(549)   $699,123
------------------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.



                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     DIEBOLD, INCORPORATED AND SUBSIDIARIES
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                             (Dollars in thousands)

                                                                          1998                  1997                  1996
----------------------------------------------------------------------------------------------------------------------------
Cash flow from operating activities:
  Net income.....................................................       $76,148              $122,516                $97,425
Adjustments to reconcile net income to cash
    provided by operating activities:
    Minority share of income.....................................         1,843                 5,096                  4,393
    Depreciation and amortization................................        25,649                18,701                 20,984
    Other charges and amortization...............................        13,891                 9,749                 11,979
    Goodwill written off under realignment plan..................        23,001                    --                     --
    Deferred income taxes........................................        (4,192)                1,118                 (5,252)
    (Gain) loss on disposal of assets, net.......................         1,963                 1,113                    610
    Loss (gain) on sale of investments, net......................          (232)                   --                     10
    Cash provided (used) by changes in certain
      assets and liabilities:
      Trade receivables..........................................        35,994               (46,313)               (59,427)
      Inventories................................................           202               (18,650)               (18,430)
      Prepaid expenses and other current assets..................         1,477                (2,730)                (3,948)
      Accounts payable...........................................       (14,162)                9,334                 27,805
    Other certain assets and liabilities.........................        15,656                11,396                 20,307
-----------------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities........................       177,238               111,330                 96,456

Cash flow from investing activities:
  Proceeds from maturities of investments........................        41,438                52,109                 55,023
  Proceeds from sales of investments.............................           599                    --                  5,675
  Payments for purchases of investments..........................       (78,348)              (44,486)               (69,498)
  Capital expenditures...........................................       (30,768)              (67,722)               (33,581)
  Increase in net finance receivables............................       (10,900)              (28,499)                (2,821)
  Increase in other certain assets...............................       (18,456)              (14,068)               (10,223)
  Other..........................................................           (74)                  (59)                   126
-----------------------------------------------------------------------------------------------------------------------------
  Net cash used by investing activities..........................       (96,509)             (102,725)               (55,299)

Cash flow from financing activities:
  Dividends paid.................................................       (38,631)              (34,473)               (31,190)
  Distribution for purchase if IBM's share of minority
          interest in InterBold..................................       (16,141)                   --                     --
  Distribution of affiliate's earnings to minority
          interest holder........................................            --                (1,295)                (5,719)
  Issuance of Common Shares......................................         4,612                 5,572                  1,248
  Repurchase of  Common Shares...................................        (8,325)                 (798)                    --
  Proceeds from long-term borrowings.............................            --                20,800                     --
  Other..........................................................            --                    --                    691
-----------------------------------------------------------------------------------------------------------------------------
  Net cash used by financing activities..........................       (58,485)              (10,194)               (34,970)
-----------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents.................        22,244                (1,589)                 6,187
Cash and cash equivalents at the beginning of the year...........        20,296                21,885                 15,698
-----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at the end of the year.................       $42,540              $ 20,296                $21,885
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

STATEMENTS OF CASH FLOWS

For the purposes of the Consolidated Statements of Cash Flows, the Registrant considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash paid during 1998, 1997 and 1996 for income taxes amounted to $37,994, $60,738 and $47,293 respectively.

INTERNATIONAL OPERATIONS

The Registrant translates the assets and liabilities of its non-U.S. subsidiaries at the exchange rates in effect at year-end and the results of operations at the average rate throughout the year. The translation adjustments are recorded directly as a separate component of shareholders' equity, while transaction gains (losses) are included in net income. Sales to customers outside the United States approximated 25.1 percent of net sales in 1998, 26.1 percent in 1997, and 22.3 percent in 1996.

FINANCIAL INSTRUMENTS

The carrying amount of financial instruments including cash and cash equivalents, trade receivables and accounts payable approximated fair value as of December 31, 1998 and 1997, because of the relatively short maturity of these instruments.

TRADE RECEIVABLES AND SALES

Revenue, after provision for installation, is generally recognized based on the terms of the sales contracts. The majority of sales contracts for product are written with selling terms "F.O.B. factory." However, certain sales contracts may have other terms such as "F.O.B. destination" or "upon installation." The Registrant recognizes revenue on these contracts when the appropriate event has occurred. The equipment that is sold is usually shipped and installed within one year. Installation that extends beyond one year is ordinarily attributable to causes not under the control of the Registrant. Service revenue is recognized in the period service is performed and subject to the individual terms of the service contracts.

The concentration of credit risk in the Registrant's trade receivables with respect to the banking and financial services industries is substantially mitigated by the Registrant's credit evaluation process, reasonably short collection terms and the geographical dispersion of sales transactions from a large number of individual customers. The Registrant maintains allowances for potential credit losses, and such losses have been within management's expectations.

INVENTORIES

Inventories are valued at the lower of cost or market applied on a first-in, first-out basis. Cost is determined on the basis of actual cost.

INVESTMENT SECURITIES

Investments in debt and equity securities with readily determinable fair values are accounted for at fair value. The Registrant's investment portfolio is classified as available-for-sale.

DEPRECIATION AND AMORTIZATION

Depreciation of property, plant and equipment is computed using the straight-line method for financial statement purposes. Accelerated methods of depreciation are used for federal income tax purposes. Amortization of leasehold improvements is based upon the shorter of original terms of the lease or life of the improvement.

RESEARCH AND DEVELOPMENT

Total research and development costs charged to expense were $42,946, $45,184, and $41,797 in 1998, 1997 and 1996, respectively.

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

STOCK-BASED COMPENSATION

Compensation cost is measured on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The Registrant provides pro forma net income and pro forma net earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair value based method had been applied.

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

EARNINGS PER SHARE

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if common stock equivalents were exercised and then shared in the earnings of the Registrant.

COMPREHENSIVE INCOME

The Registrant adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," on January 1, 1998. As permitted by the Statement, the Registrant displays comprehensive income in the Consolidated Statements of Shareholders' Equity and accumulated other comprehensive income separately from retained earnings and additional paid-in-capital in the Consolidated Balance Sheets and Statements of Shareholders' Equity. Items considered to be other comprehensive income include adjustments made for foreign currency translation (under Statement 52), pensions (under Statement 87) and unrealized holding gains and losses on available-for-sale securities (under Statement 115).

Accumulated other comprehensive income (loss) balances for 1998, 1997 and 1996 for foreign currency translations were ($9,094), ($9,244) and ($9,059), for pensions were ($4,116), ($1,319) and ($1,536), and for unrealized holding gains on investment securities were $408, $859 and $526, respectively. The related tax (expense) or benefit for adjustments to accumulated other comprehensive income for 1998, 1997 and 1996 for pensions were $1,506, ($117) and ($100) and for unrealized holding gains/(losses) on investment securities were $243, ($179) and $232, respectively. Translation adjustments are not booked net of tax. Those adjustments are accounted for under the indefinite reversal criterion of APB Opinion 23, "Accounting for Income Taxes--Special Areas."

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

NOTE 2:  RELATED PARTY TRANSACTIONS
INTERBOLD JOINT VENTURE

The Consolidated Financial Statements for the periods of January 1 through January 27, 1998, and the years of 1997 and 1996 include the accounts of InterBold, a joint venture between the Registrant and IBM. The joint venture provided ATMs and other financial self-service systems worldwide. IBM's ownership interest in InterBold is reflected in "minority interest" on the Registrant's Consolidated Balance Sheets for the periods IBM was a partner in the joint venture.

On June 27, 1997, Diebold announced that InterBold would discontinue its international marketing and distribution agreement with IBM. On July 2, 1997,

IBM informed Diebold that it was exercising its option pursuant to the InterBold contractual arrangements to sell its 30 percent minority interest in InterBold to the Registrant. On January 27, 1998, Diebold completed its purchase of IBM's 30 percent minority interest in InterBold for $16,141 which represented IBM's tax capital account on July 2, 1997. The Registrant financed the purchase with its cash reserves.

NOTE 3:  INVESTMENT SECURITIES

At December 31, 1998 and 1997, the investment portfolio was classified as available-for-sale. The marketable debt and equity securities are stated at fair value, and the Registrant includes as a separate component of shareholders' equity net unrealized holding gains of $408 (net of taxes of $219) and $859 (net of taxes of $464) at December 31, 1998 and 1997, respectively. The fair value of securities and other investments is estimated based on quoted market prices.

The Registrant's investment securities, excluding insurance contracts, at December 31, are summarized as follows:

                                           Amortized     Fair
                                          Cost Basis    Value
----------------------------------------------------------------
1998
================================================================
Short-term investments:
  Tax-exempt municipal bonds ...........   $ 37,151   $ 37,433
----------------------------------------------------------------
Securities and other investments:
  Tax-exempt municipal bonds ...........   $108,256   $109,234
  Equity securities ....................     29,845     29,212
----------------------------------------------------------------
                                           $138,101   $138,446
----------------------------------------------------------------


                                           Amortized      Fair
                                           Cost Basis    Value
----------------------------------------------------------------
1997
================================================================
Short-term investments:
  Tax-exempt municipal bonds ...........   $ 36,331   $ 36,473
----------------------------------------------------------------
Securities and other investments:
  Tax-exempt municipal bonds ...........   $ 85,245   $ 86,247
  Equity securities ....................     28,668     28,847
----------------------------------------------------------------
                                           $113,913   $115,094
----------------------------------------------------------------



The contractual maturities of tax-exempt municipal bonds at December 31, 1998 are as follows:

                                          Amortized      Fair
                                          Cost Basis    Value
================================================================
Due within one year ....................   $ 37,151   $ 37,433
Due after one year
 through five years ....................    108,256    109,234
----------------------------------------------------------------
                                           $145,407   $146,667
----------------------------------------------------------------

NOTE 4:  INVENTORIES

Major classes of inventories at December 31, are summarized as follows:

                                             1998        1997
================================================================
Finished goods and
  service parts ........................   $ 43,835   $ 44,776
Work in process ........................     83,873     82,985
Raw materials ..........................        172        321
----------------------------------------------------------------
                                           $127,880   $128,082
----------------------------------------------------------------

NOTE 5:  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, together with annual depreciation and amortization rates, consisted of the following:

                                                                    Annual
                                              1998       1997       Rates
==========================================================================
Land and land
  improvements .........................   $  8,028   $  5,305      5-20%
Buildings ..............................     64,216     42,552      2-34%
Machinery, equipment
  and rotatable
  spares ...............................    187,362    150,972      5-40%
Leasehold
  improvements .........................      4,297      2,981      Lease
                                                                    Term
Construction in
  progress .............................     14,532     57,824         --
-------------------------------------------------------------------------
                                           $278,435   $259,634
-------------------------------------------------------------------------

NOTE 6:  FINANCE RECEIVABLES

The components of finance receivables for the net investment in sales-type leases are as follows:

                                     1998          1997
=========================================================
Total minimum
  lease receivables ...........   $ 103,929    $  93,043
Estimated unguaranteed
  residual values .............       5,762        3,051
---------------------------------------------------------
                                    109,691       96,094
Less:  Unearned interest
             income ...........     (22,411)     (20,469)
       Unearned residuals......      (1,851)      (1,096)
---------------------------------------------------------
                                    (24,262)     (21,565)
---------------------------------------------------------
                                  $  85,429    $  74,529
---------------------------------------------------------


Future minimum lease receivables due from customers under sales-type leases as of December 31, 1998, are as follows:


-------------------------------------------
1999 ..........................   $  21,126
2000 ..........................      21,731
2001 ..........................      21,513
2002 ..........................      19,330
2003 ..........................      11,815
Thereafter ....................       8,414
-------------------------------------------
                                  $ 103,929
-------------------------------------------


NOTE 7:  SHORT-TERM FINANCING

At December 31, 1998, bank credit lines approximated $150,000 with various banks for short-term financing. The Registrant had no outstanding borrowings under these agreements at December 31, 1998 and 1997.

The Registrant has informal understandings with certain banks to maintain compensating balances which are not legally restricted as to withdrawal. The lines of credit can be withdrawn at each bank's option.

NOTE 8:  REALIGNMENT AND SPECIAL CHARGES

In the second quarter of 1998, the Registrant recognized realignment and special charges of $61,117 ($41,850 after-tax or $0.60 per diluted share) in connection with a corporate-wide realignment program. Exit costs were accounted for under EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." Long-lived asset impairments were accounted for under Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to Be Disposed of." Inventory related charges were taken when it was determined that the utility, as a result of the realignment decisions, was less than the cost for the affected inventory. Special charges of $9,864 mainly represent the write-off of inventory for exited businesses and all other realignment charges of $51,253 were recognized as a separate operating expense in the Consolidated Statements of Income.

Elements of the realignment and special charges were divided into three categories: facility closing and write down of assets, employee associate costs and other exit costs. Facility closing and write down of assets costs were estimated to be $40,343. Items included in this category were certain impaired intangible assets, mainly relating to the separation from IBM in the InterBold joint venture in 1998, manufacturing assets relating to exited businesses, redundant inventory of exited businesses and contractual costs to exit leased facilities. North American facilities were consolidated and several facilities were closed under the realignment program.

Termination pay and separation costs were estimated to be $8,269. More than 600 employee associates were estimated to be terminated, and at 12/31/1998, 519 jobs have been eliminated. The estimated costs in this category included the termination pay, job outplacement and fringe benefit costs for each eliminated job. Terminations came from all areas of the corporation .

Other exit costs under the realignment program were estimated to be $12,505. These costs included legal, insurance and communications costs and the write-off of accounts receivable relating to exited businesses.

Assets relating to the realignment were written down or scrapped. Costs from the realignment will be paid from operating funds over the term of the realignment plan. The anticipated completion date for the majority of costs relating to the plan is expected to be by the end of 1999.

The following table shows the realignment charge and accrual and all activity through December 31, 1998:




                                                 FACILITY
                                               CLOSING AND         EMPLOYEE            OTHER
                                                WRITE DOWN         ASSOCIATE           EXIT
                                                OF ASSETS            COSTS             COSTS           TOTAL
                                              ---------------    --------------     ------------    ------------
Original realignment charge at
 commencement of plan                        $     40,343             $8,269      $     12,505      $     61,117

Write off of intangibles and long-lived
 assets under Statement 121                       (24,857)                --                --           (24,857)
                                             ------------       ------------      ------------      ------------
Beginning accrual at commencement of
   plan                                            15,486              8,269            12,505            36,260
1998 activity                                     (13,409)            (3,693)           (7,910)          (25,012)
                                             ------------       ------------      ------------      ------------

Balance at December 31, 1998                 $      2,077       $      4,576      $      4,595      $     11,248
                                             ============       ============      ============      ============
================================================================================================================



NOTE 9:  BONDS PAYABLE

Bonds payable at December 31 consisted of the following:

                                     1998       1997
-----------------------------------------------------
Industrial Development Revenue
   Bond due January 1, 2017...     $ 5,800     $5,800
Industrial Development Revenue
   Bond due April 1, 2017......      7,500      7,500
Industrial Development Revenue
   Bond due June 1, 2017.......      7,500      7,500
-----------------------------------------------------
                                   $20,800    $20,800
-----------------------------------------------------


In 1997, three Industrial Development Revenue Bonds were issued on behalf of the Registrant. The proceeds from the bond issuances were used to construct new manufacturing facilities in Danville and Staunton, Virginia and Lexington, North Carolina. The Registrant guaranteed the payments of principal and interest on the bonds by obtaining letters of credit. Each Industrial Development Revenue Bond carries a variable interest rate which is reset weekly by the remarketing agents. The bonds can be called at anytime. The Registrant is in compliance with the covenants of its loan agreements and believes that the covenants will not restrict its future operations.

Interest paid on these bonds charged to expense was $743 in 1998 and $176 in 1997.

NOTE 10:  SHAREHOLDERS' EQUITY

On January 30, 1997, the Board of Directors declared a three-for-two stock split effected in the form of a stock dividend, distributed on February 19, 1997, to shareholders of record on February 7, 1997. Accordingly, all numbers of Common Shares, except authorized shares and treasury shares, and all per share data have been restated to reflect this stock split.

On the basis of amounts declared and paid, the annualized quarterly dividends per share were $0.56 in 1998, $0.50 in 1997, and $0.45 in 1996.

In the following chart, the Registrant provides net income and earnings per share reduced by the pro forma amounts calculating compensation cost for the Registrant's fixed stock option plan under the fair value method. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following average assumptions for 1998, 1997 and 1996, respectively: risk-free interest rates of 4.7, 5.7 and 5.5 percent; dividend yield of 1.8 percent in 1998 and 2.2 percent in 1997 and 1996, volatility of 24, 19 and 21 percent; and average expected lives of six years for management and four years for executive management and non-employee directors. Pro forma net income reflects only options granted since January 1, 1995.

                                    1998           1997            1996
                                 ----------     ---------       ---------
Net income
  As reported..........           $76,148        $122,516        $97,425

  Pro forma...............        $73,822        $120,556        $97,030

Earnings per share
  As reported
    Basic                         $  1.10        $   1.78        $  1.42
    Diluted                       $  1.10        $   1.76        $  1.40

  Pro forma
    Basic                         $  1.07        $   1.75        $  1.41
    Diluted                       $  1.07        $   1.74        $  1.40

FIXED STOCK OPTIONS

Under the 1991 Equity and Performance Incentive Plan (1991 Plan), Common Shares are available for grant of options at a price not less than 85 percent of the fair market value of the Common Shares on the date of grant. The exercise price of options granted since January 1, 1995, was equal to the market price at the grant date, and accordingly, no compensation cost has been recognized. In general, options are exercisable in cumulative annual installments over five years, beginning one year from the date of grant. The number of Common Shares that may be issued or delivered pursuant to the 1991 Plan is 6,265,313, of which 5,067,804 shares were available for issuance at December 31, 1998. The 1991 Plan will expire on April 2, 2002.

The 1991 Plan replaced the Amended and Extended 1972 Stock Option Plan (1972
Plan), which expired by its terms on April 2, 1992. Awards already outstanding under the 1972 Plan are unaffected by the adoption of the 1991 Plan.

Under the 1997 Milestone Stock Option Plan (Milestone Plan), options for 100 Common Shares were granted to all eligible salaried and hourly employee associates. The exercise price of the options granted under the Milestone Plan was equal to the market price at the grant date, and accordingly, no compensation cost has been recognized. In general, all options are exercisable beginning two years from the date of grant. The number of Common Shares that may be issued or delivered pursuant to the Milestone Plan is 600,000, of which 559,800 shares were available for issuance at December 31, 1998. The Milestone Plan will expire on March 2, 2002.

The following is a summary with respect to options outstanding at December 31, 1998, 1997 and 1996, and activity during the years ending on those dates:

                                                       1998                       1997                       1996
                                              ----------------------     ----------------------    -----------------------
                                                           Weighted-                  Weighted-                 Weighted-
                                                            Average                   Average                    Average
                                                           Exercise                   Exercise                   Exercise
                                               Shares       Price         Shares        Price        Shares        Price
                                              ---------    ---------     ---------    ---------    ---------     ---------
Outstanding at the beginning of year          2,121,223     $  27        1,529,545      $  18      1,180,283      $  12

Options granted                                 271,150        47          829,500         41        500,438         29

Options exercised                              (208,031)       13         (203,260)        10       (130,377)        10

Options expired or forfeited                   (195,310)       39          (34,562)        40        (20,799)        17

-----------------------------------------------------------------------------------------------------------------------------

Outstanding at the end of year                1,989,032     $  30        2,121,223      $  27      1,529,545      $  18

-----------------------------------------------------------------------------------------------------------------------------

Options exercisable at end of year              780,967                    694,448                   577,198

Weighted-average fair value
  of options granted during the year              $  12                       $  7                      $  6



The following table summarizes pertinent information regarding fixed stock options outstanding and options exercisable at December 31, 1998:


                                    -----------------------------------------------------------------------------------
                                                 Options Outstanding                           Options Exercisable
                                    -----------------------------------------------------------------------------------
                                                       Weighted-
                                                        Average
                                       Number          Remaining        Weighted-          Number           Weighted-
                                            of         Contractual       Average                of           Average
                                        options             Life        Exercise           options          Exercise
    Range of Exercise Prices         outstanding       (In Years)          Price         exercisable           Price
-----------------------------------------------------------------------------------------------------------------------

              $  7     -      42           9,763           0.22        $   16                 9,763          $  16
                 7     -      16          59,151           1.00            10                49,023              9
                 6     -      36          88,515           2.00            16                65,727             12
                 9     -      42         686,384           3.00            37               125,692             20
                13     -      40         138,869           4.00            17               116,369             13
                17     -      18         111,695           5.00            17                83,930             17
                15     -      19         215,600           6.00            16               146,547             16
                24     -      34         244,575           7.00            24               116,774             24
                33     -      38         222,130           8.00            38                66,342             38
                29     -      48         212,350           9.00            47                   800             48
                                       ---------                                         ----------
                                       1,989,032           5.00         $30.16              780,967          $18.66
                                       ---------                                         ----------



RESTRICTED SHARE GRANTS

The 1991 Plan also provides for the issuance of restricted shares to certain employee associates. Outstanding shares granted at December 31, 1998, totaled 26,238 restricted shares. The shares are subject to forfeiture under certain circumstances. Unearned compensation representing the fair market value of the shares at the date of grant will be charged to income over the three-to-five-year vesting period.

PERFORMANCE SHARE GRANTS

The 1991 Plan also provides for the issuance of Common Shares based on certain management objectives achieved within a specified performance period of at least one year as determined by the Board of Directors. The management objectives set in 1998 are based on a three-year performance period ending December 31, 2000. The management objectives for the period ended December 31, 1998, were set in April 1996. The objectives were exceeded and a payout was made in the form of cash and/or Common Shares in 1999.

The compensation cost that has been charged against income for its performance-based share grant plan was $2,280, $10,400, and $13,534 in 1998, 1997 and 1996, respectively.

On January 28, 1999 the Board of Directors announced the adoption of a new Rights Agreement that provides for Rights to be issued to shareholders of record on February 11, 1999. The new Rights Agreement replaces the existing Rights Agreement that expired on February 10, 1999. The description and terms of the Rights are set forth in the Rights Agreement, dated as of February 11, 1999, between the Registrant and the Bank of New York, as Agent. Under the Rights Agreement, the Rights will initially trade together with the Common Shares and will not be exercisable. In the absence of further Board action, the Rights generally will become exercisable and allow the holder to acquire Common Shares at a discounted price if a person or group acquires twenty percent or more of the outstanding Common Shares. Rights held by persons who exceed the applicable threshold will be void. Under certain circumstances, the Rights will entitle the holder to buy shares in an acquiring entity at a discounted price. The Rights Agreement also includes an exchange option. In general, after the Rights become exercisable, the Board of Directors may, at its option, effect an exchange of part or all of the Rights (other than Rights that have become void) for Common Shares. Under this Option, the Registrant would issue one Common Share for each Right, subject to adjustment in certain circumstances. The Rights are redeemable at any time prior to the Rights becoming exercisable and will expire on February 11, 2009, unless redeemed or exchanged earlier by the Registrant.

NOTE 11:  EARNINGS PER SHARE
(In thousands except per share amounts)

The following data show the amounts used in computing earnings per share and the effect on the weighted-average number of shares of dilutive potential common stock.

                                          1998       1997        1996
----------------------------------------------------------------------
NUMERATOR
Income available to
   Common shareholders
   used in basic and diluted
   earnings per share                    $76,148   $122,516   $97,425

DENOMINATOR
Weighted-average
   number of Common
   Shares used in basic
   earnings per share                     68,960     68,939    68,796

Effect of dilutive fixed
  stock options and
  performance shares                         350        551       554
                                     ---------------------------------

Weighted-average
   number of Common
   Shares and dilutive
   potential Common
   Shares used in dil-
   uted earnings per share                69,310     69,490    69,350
                                     ---------------------------------

BASIC EARNINGS
   PER SHARE                            $   1.10  $    1.78  $   1.42
DILUTED EARNINGS
   PER SHARE                            $   1.10  $    1.76  $   1.40

Fixed stock options on 1,161 Common Shares in 1998 and 179 Common Shares in 1996 were not included in computing diluted earnings per share, because their effects were antidilutive.

NOTE 12:  PENSION PLANS AND
POSTRETIREMENT BENEFITS

The Registrant adopted Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" on January 1, 1998. Accordingly, all historical disclosures have been restated to comply with current reporting formats.

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

Approximately 90 percent of the plan assets at the valuation dates of September 30, 1998 and 1997 were invested in listed stocks and investment grade bonds.

Minimum liabilities have been recorded in 1998 and 1997 for the plans whose total accumulated benefit obligation exceeded the fair value of the plan's assets.

In addition to providing pension benefits, the Registrant provides healthcare and life insurance benefits for certain retired employee associates. Eligible associates may be entitled to these benefits based upon years of service with the Registrant, age at retirement and collective bargaining agreements. Presently, the Registrant has made no commitments to increase these benefits for existing retirees or for employee associates who may become eligible for these benefits in the future. Currently there are no plan assets, and the Registrant funds the benefits as the claims are paid.

The effect of a one percentage point annual increase in the assumed healthcare cost trend rate would increase the service and interest cost components of the healthcare benefits by $111, while a one percentage point decrease in the trend rate would decrease the service and interest components of the healthcare benefits by $98.

The postretirement benefit obligation was determined by application of the terms of medical and life insurance plans together with relevant actuarial assumptions and healthcare cost trend rates projected at annual rates declining from 8.0 percent in 1998 to 4.5 percent through the year of 2005 as well as the following years. The effect of a one percentage point annual increase in these assumed healthcare cost trend rates would increase the healthcare accumulated postretirement benefit obligation by $1,566, while a one percentage point decrease in the trend rate would decrease the accumulated postretirement benefit obligation by $1,388.

The following table sets forth the change in benefit obligation, change in plan assets, funded status, Consolidated Balance Sheets presentation, net periodic pension benefit cost and the relevant assumptions for the Registrant's defined benefit pension plans and health and life insurance post-retirement benefits at December 31:






                                                                   ------------------------------------------------------
                                                                        PENSION BENEFITS         HEALTH AND LIFE BENEFITS
                                                                   ------------------------------------------------------
                                                                      1998           1997           1998           1997
                                                                   ------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION
----------------------------
Benefit obligation at beginning of year                            $ 214,655      $ 193,596      $  20,778      $  25,595
Service cost                                                           8,674          6,680             53             46
Interest cost                                                         15,818         14,260          1,442          1,342
Assumption change                                                      8,884          7,123            430         (4,693)
Liability (gain)/loss                                                  5,233             --          1,178             --
Benefits paid                                                         (7,962)        (7,241)        (2,037)        (1,338)
Other                                                                     --            237             --           (174)
                                                                   ---------      ---------      ---------      ---------
Benefit obligation at end of year                                  $ 245,302      $ 214,655      $  21,844      $  20,778


CHANGE IN PLAN ASSETS
---------------------
Fair value of plan assets at beginning of year                     $ 271,643      $ 217,686      $      --      $      --
Employer contributions                                                 1,949          3,333          2,037          1,338
Benefits paid                                                         (7,962)        (7,241)        (2,037)        (1,338)
Investment  return                                                    (4,422)        57,865             --             --
                                                                   ---------      ---------      ---------      ---------
Fair value of plan assets at end of year                           $ 261,208      $ 271,643      $      --      $      --


FUNDED STATUS
-------------
Funded status                                                      $  15,906      $  56,988      $ (21,844)     $ (20,778)
Unrecognized net loss/(gain)                                          (9,621)       (47,366)        (2,750)        (4,551)
Prior service costs not yet recognized                                 6,263          7,324             --             --
Unrecognized net transition obligation                                (9,656)       (11,139)            --             --
                                                                   ---------      ---------      ---------      ---------
Prepaid/(accrued) pension cost                                     $   2,892      $   5,807      $ (24,594)     $ (25,329)


AMOUNTS RECOGNIZED IN CONSOLIDATED BALANCE SHEETS
-------------------------------------------------
Prepaid benefit cost                                               $  17,484      $  22,140      $      --      $      --
Accrued benefit liability                                            (22,745)       (20,615)       (24,594)       (25,329)
Intangible asset                                                       1,835          2,267             --             --
Accumulated other comprehensive income                                 6,318          2,015             --             --
                                                                   ---------      ---------      ---------      ---------
Net amount recognized                                              $   2,892      $   5,807      $ (24,594)     $ (25,329)


                                                     PENSION BENEFITS                     HEALTH AND LIFE BENEFITS
                                            ---------------------------------------  --------------------------------------
                                                1998          1997         1996        1998         1997         1996
                                            ---------------------------------------  --------------------------------------
NET PERIODIC PENSION BENEFIT COST
---------------------------------
Service cost                                  $  8,673       $  7,795     $  7,140    $     53           62            57
Interest cost                                   15,818         14,260       13,405       1,442     $  1,788      $  1,806

Expected return on assets                      (19,531)       (17,295)     (15,858)         --           --            --
Transition (asset)/obligation recognition       (1,484)        (1,484)      (1,484)         --           --            --
Prior service cost amortization                  1,062          1,061        1,061          --           --            --
Net (gain)/loss recognition                        326            309          405        (192)          --            --
                                              --------       --------     --------    --------     --------      --------
Net periodic pension cost/(income)            $  4,864       $  4,646     $  4,669    $  1,303     $  1,850      $  1,863

WEIGHTED-AVERAGE ASSUMPTIONS AS OF
----------------------------------
SEPTEMBER 30 VALUATION DATE
---------------------------
Discount rate                                     7.00%          7.25%        7.25%       7.00%        7.25%         7.25%
Long term rate of return on plan assets           9.25%          9.00%        9.00%         --           --            --
Rate of increase in compensation level            5.00%          5.00%        5.00%         --           --            --

The aggregate benefit obligation for plans with benefit obligations in excess of plan assets was $39,051 in 1998 and $34,332 in 1997. The fair value of plan assets for plans with benefit obligations in excess of plan assets was $13,779 in 1998 and $15,217 in 1997. The amounts included within other comprehensive income arising from a change in the additional minimum pension liability, net of tax were ($2,797) and $217 in 1998 and 1997 respectively.

The Registrant offers an employee associate 401(k) Savings Plan (Savings Plan) to encourage eligible employee associates to save on a regular basis by payroll deductions, and to provide them with an opportunity to become shareholders of the Registrant. Under the Savings Plan from January 1 through March 31, 1998, the Registrant matched 100 percent of a participating employee associate's first 4 percent of contributions and 40 percent of a participating employee associate's second 4 percent of contributions. Under the Savings Plan from April 1 through December 31, 1998, the Registrant matched 80 percent of a participating employee associate's first 4 percent of contributions and 40 percent of a participating employee associate's second 4 percent of contributions. Total Registrant match in 1998, 1997 and 1996 was $9,338, $9,217 and $7,028, respectively.

NOTE 13: LEASES

The Registrant's future minimum lease payments due under operating leases for real and personal property in effect at December 31, 1998, are as follows:

                              Real      Vehicles and
Expiring          Total      Estate       Equipment
===================================================
1999 ...........  $27,266   $  9,066      $18,200
2000 ...........   21,692      7,433       14,259
2001 ...........   15,090      5,835        9,255
2002 ...........    7,954      4,664        3,290
2003 ...........    3,714      3,713            1
Thereafter......    7,022      7,022           --
---------------------------------------------------
                  $82,738    $37,733      $45,005
---------------------------------------------------


Rental expense for 1998, 1997 and 1996 under all lease agreements amounted to approximately $34,158, $30,900, and $28,100, respectively.








NOTE 14:  INCOME TAXES

Income tax expense attributable to income from continuing operations consists of:

                         1998      1997       1996
====================================================
Federal and international
  Current..........    $39,656   $54,348    $45,082
  Deferred.........       (272)     (265)    (2,696)
----------------------------------------------------
                        39,384    54,083     42,386
State and local
  Current..........      5,132     9,368      7,203
  Deferred.........       (857)     (308)      (510)
----------------------------------------------------
                         4,275     9,060      6,693

Total income tax
   expense             $43,659   $63,143    $49,079
----------------------------------------------------



In addition to the 1998 income tax expense of $43,659, certain deferred income tax benefits of $1,749 were allocated directly to shareholders' equity.

A reconciliation of the difference between the U.S. statutory tax rate and the effective tax rate is as follows:

                         1998       1997       1996
=====================================================
Statutory tax rate....   35.0%      35.0%      35.0%
State and local income
  taxes, net of federal
  tax benefit.........    2.3        3.2        3.0
Realignment charges...    3.3        0.0        0.0
Exempt income.........   (4.2)      (2.5)      (2.7)
Insurance contracts...   (2.4)      (2.1)      (2.3)
Other.................    2.4        0.4        0.5
----------------------------------------------------
Effective tax rate       36.4%      34.0%      33.5%
----------------------------------------------------


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Registrant's deferred tax assets and liabilities are as follows:


                                 1998        1997
==================================================
DEFERRED TAX ASSETS
Postretirement benefits....   $ 16,655     $13,882
Accrued expenses...........     18,053      18,852
Inventory..................      7,084       6,711
Partnership income.........      2,131       4,861
Realignment charges........      6,408         --
Deferred revenue...........      5,951       3,353
Net operating
   loss carryforwards......      1,692       1,685
State deferred taxes.......      9,197       6,841
Other......................      7,753      10,218
--------------------------------------------------
                                74,924      66,403
Valuation allowance.......      (1,579)     (1,777)
--------------------------------------------------

Net deferred tax assets...    $ 73,345    $ 64,626
--------------------------------------------------

DEFERRED TAX LIABILITIES
Pension...................    $  7,645    $  7,728
Amortization..............         441       4,093
Depreciation..............       3,800       3,186
Finance receivables.......       7,520       1,693
Other.....................       7,185       7,113
--------------------------------------------------

Net deferred tax
  liabilities.............      26,591      23,813
--------------------------------------------------

Net deferred tax asset....     $46,754    $ 40,813
--------------------------------------------------


At December 31, 1998, the Registrant's international subsidiaries had deferred tax assets relating to net operating loss carryforwards of $1,692, $599 of which expires in years 1999 through 2003, and $1,093 of which has an indefinite carryforward period. The Registrant recorded a valuation allowance to reflect the estimated amount of deferred tax assets, which, more likely than not, will not be realized. The valuation allowance relates to certain international net operating losses and other international deferred tax assets.

NOTE 15: COMMITMENTS AND
CONTINGENCIES

At December 31, 1998, the Registrant was a party to several lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the Registrant's financial position or results of operations.

NOTE 16: SEGMENT INFORMATION

The Registrant adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", as required for this Annual Report on Form 10-K. Statement 131 requires companies to report information about the revenues derived from the enterprise's segments, about the geographical divisions in which the enterprise earns revenues and holds assets, and about major customers.

The Registrant has defined its segments into four main areas: North American Sales and Service (NASS), International Sales and Service (ISS), Manufacturing and Development (M & D) and Corporate. These segments are organized under the supervision of the Diebold Executive Management Team and are evaluated based on the following information presented: revenues from customers, revenues from inter-segment transactions, and operating profit contribution to the total corporation. All inter-segment transactions are eliminated to arrive at the total corporation revenue and operating profit. All income and expense items below operating profit are not allocated to the segments and are not disclosed. Also, the realignment and special charges taken by the Registrant in the second quarter of 1998 are not allocated to the segments and are presented separately.

The North American Sales and Service segment sells and services financial, retail, educational and medical systems in the United States and Canada. The International Sales and Service segment sells and services financial, retail, educational and medical systems over the remainder of the globe. The Manufacturing and Development segment manufactures the equipment sold to NASS and ISS and also sells to limited external customers, the largest of which is IBM. The Corporate segment supports the other segments and eliminates all inter-segment revenues and costs. As permitted under Statement 131, certain information not used routinely in the management of these segments, information not allocated back to the segments or information that is impractical to report is not shown. Items not disclosed are as follows: interest revenue, interest expense, depreciation, amortization expense, equity in the net income of investees accounted for by the equity method, income tax expense or benefit, extraordinary items, significant noncash items and long-lived assets.

More than 90 percent of the Registrant's customer revenues are derived from the sales and service of financial systems and equipment. The Registrant had one customer, IBM, its former partner in the InterBold joint venture, that accounted for $148,755 of the total net sales of $1,185,707 in 1998, $173,751 of the total net sales of $1,226,936 in 1997, and $146,103 of the total net sales of $1,030,191 in 1996. Sales to IBM are made from both the ISS and M & D segments.

Domestic revenues were $888,500, $906,491 and $800,150 in 1998, 1997 and 1996 respectively. International revenues were $297,207, $320,448 and $230,039 in 1998, 1997, and 1996, respectively.


Financial information by segment for the years ended December 31, 1998, 1997 and 1996 is as follows:



------------------------------------------------------------------------------------------------------------------------------------
                                                         INTERNATIONAL                                    REALIGNMENT
                                       NORTH AMERICAN      SALES &      MANUFACTURING    CORPORATE/       AND SPECIAL
                                      SALES & SERVICE      SERVICE      & DEVELOPMENT   ELIMINATIONS        CHARGES        TOTAL
------------------------------------------------------------------------------------------------------------------------------------
1998 SEGMENT INFORMATION BY GROUP
Customer revenues                     $   887,548     $   121,509      $   173,286     $     3,364      $        --      $ 1,185,707
Inter-segment revenues                          6             278          582,843        (583,127)              --               --
Operating profit                          149,231           8,189           53,325         (43,381)         (61,117)         106,247

1997 SEGMENT INFORMATION BY GROUP

Customer revenues                         904,188         131,775          197,970          (6,997)              --        1,226,936
Inter-segment revenues                         --              --          687,296        (687,296)              --               --
Operating profit                          164,723          18,170           45,893         (44,925)              --          183,861

1996 SEGMENT INFORMATION BY GROUP

Customer revenues                         818,443          81,586          145,962         (15,800)              --        1,030,191
Inter-segment revenues                         --              --          591,931        (591,931)              --               --
Operating profit                          147,589           7,936           43,035         (58,196)              --          140,364



NOTE 17: QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

See "Comparison of Selected Quarterly Financial Data (Unaudited)" on page 33 of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENT DISCLOSURE

In the Registrant's written or oral statements, the use of the words "believes," "anticipates," "expects" and similar verbs is intended to identify forward-looking statements that have been made and may in the future be made by or on behalf of the Registrant, including statements concerning future operating performance, the Registrant's share of new and existing markets, and the Registrant's short- and long-term revenue and earnings growth rates. The Registrant gives no assurance that its goals will be realized, and it is under no obligation to report changes to its outlook. Readers are cautioned not to place undue reliance on these forward-looking statements. The Registrant's uncertainties could cause actual results to differ materially from those anticipated in forward-looking statements. These include, but are not limited to:

- competitiveness pressures, including pricing pressures and technological developments;

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

- the ability to replace revenues generated by IBM as its primary international distributor; and

-    the ability to implement the steps of the corporate realignment program.





COMPARISON OF SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


                                   1ST QUARTER               2ND QUARTER               3RD QUARTER                4TH QUARTER
    (Dollars in thousands        1998       1997            1998       1997           1998        1997           1998       1997
except per share amounts)
====================================================================================================================================
Net sales................      $295,739    $264,608       $280,592    $303,202       $287,291    $317,778      $322,085    $341,348
Gross profit.............       102,135      92,359         90,021     106,203        100,039     108,522       114,055     123,016
Net income*..............        26,850      23,733        (14,444)     30,690         29,391      33,056        34,350      35,037
Basic earnings
  per share*.............          0.39        0.34          (0.21)       0.45           0.43        0.48          0.50        0.51
Diluted earnings
  per share*.............          0.39        0.34          (0.21)       0.44           0.43        0.47          0.50        0.50
====================================================================================================================================


See Note 17 to Consolidated Financial Statements and 5-Year Summary 1998-1994.

* The sum of quarterly figures does not equal annual figures due to rounding or differences in the weighted-average number of shares outstanding during the respective periods.

                              REPORT OF MANAGEMENT


The management of Diebold, Incorporated is responsible for the contents of the consolidated financial statements, which are prepared in conformity with generally accepted accounting principles. The consolidated financial statements necessarily include amounts based on judgments and estimates. Financial information elsewhere in the Annual Report on Form 10-K is consistent with that in the consolidated financial statements.

   The Registrant maintains a comprehensive accounting system which includes controls designed to provide reasonable assurance as to the integrity and reliability of the financial records and the protection of assets. An internal audit staff is employed to regularly test and evaluate both internal accounting controls and operating procedures, including compliance with the Registrant's statement of policy regarding ethical and lawful conduct. The role of KPMG LLP, the independent auditors, is to provide an objective examination of the consolidated financial statements and the underlying transactions in accordance with generally accepted auditing standards. The report of KPMG LLP accompanies the consolidated financial statements.

   The Audit Committee of the Board of Directors, composed of directors who are not members of management, meets regularly with management, the independent auditors and the internal auditors to ensure that their respective responsibilities are properly discharged. KPMG LLP and the Managing Director of Internal Audit have full and free access to the Audit Committee.






/s/Gerald F. Morris
Gerald F. Morris
Executive Vice President and Chief Financial Officer



                            5-YEAR SUMMARY 1998-1994
                     DIEBOLD, INCORPORATED AND SUBSIDIARIES
                             SELECTED FINANCIAL DATA
               (IN THOUSANDS EXCEPT PER SHARE AMOUNTS AND RATIOS)

                                                            1998              1997            1996           1995           1994
====================================================================================================================================
OPERATING RESULTS
Net sales ...........................................   $1,185,707        $1,226,936      $1,030,191       $863,409       $760,171
Cost of sales........................................      779,457           796,836         672,679        568,978        504,489
Gross profit.........................................      406,250           430,100         357,512        294,431        255,682
Selling and administrative expense...................      194,535           191,842         166,572        144,490        128,309
Research, development and engineering expense........       54,215            54,397          50,576         43,130         36,599
Operating profit.....................................      106,247           183,861         140,364        106,811         90,774
Other income, net....................................       15,403             6,894          10,533          6,612          5,152
Minority interest ...................................       (1,843)           (5,096)         (4,393)          (200)        (1,948)
Income before taxes..................................      119,807           185,659         146,504        113,223         93,978
Taxes on income......................................       43,659            63,143          49,079         37,014         30,467
Net income ..........................................       76,148           122,516          97,425         76,209         63,511
Realignment and special charges (Note A).............       61,117                --              --             --             --
Basic earnings per share (Note B)....................         1.10              1.78            1.42           1.11           0.93
Diluted earnings per share (Note B)..................         1.10              1.76            1.40           1.10           0.93

------------------------------------------------------------------------------------------------------------------------------------
DIVIDEND AND COMMON SHARE DATA
Basic weighted-average shares outstanding (Note B)...       68,960            68,939          68,796         68,649         68,243
Diluted weighted-average shares outstanding (Note B).       69,310            69,490          69,350         69,022         68,595
Common dividends paid................................  $    38,631       $    34,473     $    31,190      $  29,290      $  26,682
Common dividends paid per share (Note B).............         0.56              0.50            0.45           0.43           0.39

------------------------------------------------------------------------------------------------------------------------------------
YEAR-END FINANCIAL POSITION
Current assets.......................................   $  543,548        $  549,837      $  487,523       $376,212       $329,658
Current liabilities..................................      235,533           242,080         228,220        189,078        159,755
Net working capital..................................      308,015           307,757         259,303        187,134        169,903
Property, plant and equipment, net...................      147,131           143,901          95,934         84,072         64,713
Total assets.........................................    1,004,188           991,050         859,101        749,795        666,174
Long-term debt, less current maturities..............       20,800            20,800             ---            ---            ---
Shareholders' equity.................................      699,123           668,581         575,570        507,680        459,839
Shareholders' equity per share (Note C)..............        10.15              9.69            8.36           7.39           6.70

------------------------------------------------------------------------------------------------------------------------------------
RATIOS
Pretax profit on net sales (%).......................         10.1%             15.1%           14.2%          13.1%          12.4%
Current ratio........................................     2.3 to 1          2.3 to 1        2.1 to 1       2.0 to 1       2.1 to 1

------------------------------------------------------------------------------------------------------------------------------------
OTHER DATA
Capital expenditures.................................  $    30,768        $   67,722     $    33,581     $   35,308     $   22,641
Depreciation and amortization........................       25,649            18,701          20,984         14,174         13,240
====================================================================================================================================

Note A -- In the second quarter of 1998, the Registrant recorded realignment and special charges of $61,117 ($41,850 after-tax or $0.60 per diluted share).
Note B -- After adjustment for stock splits.
Note C -- Based on shares outstanding at year-end adjusted for stock splits.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
-------       -----------------------------------------------------------
              AND FINANCIAL DISCLOSURE.
              -------------------------

     There have been no changes in accountants or disagreements with accountants on accounting and financial disclosures.

PART III.

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
--------      ---------------------------------------------------

     Information with respect to directors of the Registrant is included on pages 3 through 7 of the Registrant's proxy statement for the 1999 Annual Meeting of Shareholders ("1999 Annual Meeting") and is incorporated herein by reference. Refer to pages 6 through 8 of this Form 10-K for information with respect to executive officers.

ITEM 11.      EXECUTIVE COMPENSATION.
--------      -----------------------

     Information with respect to executive compensation is included on pages 7 through 15 of the Registrant's proxy statement for the 1999 Annual Meeting and is incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------      ---------------------------------------------------------------

     Information with respect to security ownership of certain beneficial owners and management is included on pages 2 through 5 of the Registrant's proxy statement for the 1999 Annual Meeting and is incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------      -----------------------------------------------

     The information with respect to certain relationships and related transactions set forth under the caption "Compensation Committee Interlocks and Insider Participation" on page 7 of the Registrant's proxy statement for the 1999 Annual Meeting is incorporated herein by reference.


PART IV.

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.
--------      ----------------------------------------------------------------

(a)     Documents filed as a part of this report.

        1. The following additional information for the years 1998, 1997, and 1996 is submitted herewith:

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

          3.3 Certificate of Amendment to Amended Articles of Incorporation of Diebold, Incorporated.

          4. Rights Agreement dated as of February 11, 1999 between Diebold, Incorporated and The Bank of New York -- incorporated by reference to Exhibit 4.1 to Registrant's Registration Statement on Form 8-A dated February 11, 1999.

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

        *10.5(ii)   Amendment No. 1 to the Amended and Restated Supplemental
                    Retirement Plan - incorporated by reference to Exhibit 10.5
                    (ii) of Registrant's Form 10-Q for the quarter ended March
                    31, 1998.

        *10.7(i) 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated -- incorporated by reference to Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

        *10.7(ii)   Amendment No. 1 to the Amended and Restated 1985 Deferred
                    Compensation Plan for Directors of Diebold, Incorporated - incorporated by reference to Exhibit 10.7 (ii) to Registrant's Form 10-Q for the quarter ended March 31, 1998.

        *10.8(i) 1991 Equity and Performance Incentive Plan as Amended and Restated -- incorporated by reference to Exhibit 10.8 to Registrant's Form 10-Q for the quarter ended March 31, 1997.


        * Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 14(c) of this report.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K. (continued)

        *10.8(ii)   Amendment No. 1 to the Equity and Performance Incentive Plan
                    as Amended and Restated -- incorporated by reference to
                    Exhibit 10.8 (ii) to Registrant's Form 10-Q for the quarter ended September 30, 1998.

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

        *10.10(iii) Amendment No. 2 to the Amended and Restated 1992 Deferred
                    Incentive Compensation Plan -- incorporated by reference to
                    Exhibit 10.10 (iii) to Registrant's Form 10-Q for the quarter ended September 30, 1998.

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

        *10.13(ii)  Section 162 (m) Deferred Compensation Agreement (as amended and restated January 29, 1998) -- incorporated by reference to Exhibit 10.13 (ii) to Registrant's Form 10-Q for the quarter ended March 31, 1998.

        10.14       Deferral of Stock Option Gains Plan.

        21.         Subsidiaries of the Registrant.

        23.         Consent of Independent Auditors.

        24.         Power of Attorney.

        27.         Financial Data Schedule.

   * Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 14(c) of this report.

(b)     Reports on Form 8-K.

        No reports on Form 8-K were filed during the fourth quarter of 1998.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           DIEBOLD, INCORPORATED


 March 4, 1999                 By:         /s/Robert W. Mahoney
--------------                             --------------------
    Date                                   Robert W. Mahoney
                                           Chairman of the Board, President and
                                           Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        Signature                                         Title                                     Date
        ---------                                         -----                                     ----

/s/Robert W. Mahoney                      Chairman of the Board, President and                  March 4, 1999
----------------------                     Chief Executive Officer                              -------------
  Robert W. Mahoney                        (Principal Executive Officer)



/s/Gerald F. Morris                       Executive Vice President                              March 4, 1999
-------------------                        and Chief Financial Officer                          -------------
  Gerald F. Morris                         (Principal Accounting and
                                           Financial Officer


/s/Louis V. Bockius III                   Director                                              March 4, 1999
-----------------------                                                                         -------------
  Louis V. Bockius III

/s/Daniel T. Carroll                      Director                                              March 4, 1999
-----------------------                                                                         -------------
  Daniel T. Carroll

/s/Richard L. Crandall                    Director                                              March 4, 1999
-----------------------                                                                         -------------
  Richard L. Crandall

             *                            Director                                              March 4, 1999
-----------------------                                                                         -------------
  Donald R. Gant

/s/L. Lindsey Halstead                    Director                                              March 4, 1999
-----------------------                                                                         -------------
  L. Lindsey Halstead

            *                             Director                                              March 4, 1999
-----------------------                                                                         -------------
  Phillip B. Lassiter




       Signature                                      Title                                           Date
       ---------                                      -----                                           ----

           *                                       Director                                     March 4, 1999
-----------------------                                                                         -------------
  John N. Lauer

           *                                       Director                                     March 4, 1999
-----------------------                                                                         -------------
  William F. Massy


/s/W.R. Timken, Jr.                                Director                                     March 4, 1999
-----------------------                                                                         -------------
  W. R. Timken, Jr.



* The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and directors of the Registrant and filed with the Securities and Exchange Commissions on behalf of such officers and directors.


Dated:  March 4, 1999           *By:    /s/Gerald F. Morris
       ---------------                  ----------------------------------
                                        Gerald F. Morris, Attorney-in-Fact

                         INDEPENDENT AUDITORS' REPORT ON
                         -------------------------------
              FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
              -----------------------------------------------------



The Board of Directors and Shareholders
Diebold, Incorporated


We have audited the accompanying consolidated balance sheets of Diebold, Incorporated and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in Item 14 (a)(1) of Form 10-K of Diebold, Incorporated for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements and financial statement schedule are the responsibility of the Registrant's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diebold, Incorporated and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




/s/KPMG LLP

KPMG LLP
Cleveland, Ohio
January 19, 1999



                                              DIEBOLD, INCORPORATED AND SUBSIDIARIES

                                          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                           YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                                Balance at                                                    Balance
                                                 beginning                                                    at end
                                                  of year          Additions            Deductions            of year
                                                ----------         ---------            ----------            -------


Year ended December 31, 1998
----------------------------
Allowance for doubtful accounts                  $6,838,018        $5,438,303           $3,902,649            $8,373,672




Year ended December 31, 1997
----------------------------
Allowance for doubtful accounts                  $5,917,055        $1,727,130             $806,167            $6,838,018




Year ended December 31, 1996
----------------------------
Allowance for doubtful accounts                  $5,541,954        $2,273,553           $1,898,452            $5,917,055






                                  EXHIBIT INDEX
                                  -------------



    EXHIBIT NO.          DOCUMENT DESCRIPTION                         PAGE NO.
    -----------          --------------------                         --------

          3.3            Certificate of Amendment to Amended
                         Articles of Incorporation                       44


         10.14           Deferral of Stock Option Gains Plan             45


         21              Subsidiaries of the Registrant                  46


         23              Consent of Independent Auditors                 47


         24              Power of Attorney                               48


         27              Financial Data Schedule                         49