Form 10-Q
period 1999-03-31
DIEBOLD INC
filed 1999-04-30
CIK 28823

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
         --------------------------------------------------------------


                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 1999

                                       OR

           ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from .......... to ..........

             Commission file number 1-4879
                                    ------


                              DIEBOLD, INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Ohio                                   34-0183970
---------------------------------          ------------------------------------
  (State or other jurisdiction             (IRS Employer Identification Number)
of incorporation or organization)


 5995 Mayfair Road, P.O. Box 3077, North Canton, Ohio           44720-8077
-----------------------------------------------------      ---------------------
     (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:  (330) 490-4000
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
                                             Yes  X    No
                                                 ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Shares, as of the latest practicable date.

           Class                               Outstanding at April 28, 1999
           -----                               -----------------------------

   Common Shares  $1.25 Par Value                      68,950,964 Shares
----------------------------------                    -----------

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX



                                                                                                                    Page No.
                                                                                                                    --------

PART I.      FINANCIAL INFORMATION

      ITEM 1.     Financial Statements

                  Condensed Consolidated Balance Sheets -
                  March 31, 1999 and December 31, 1998                                                                  3

                  Condensed Consolidated Statements of Income -
                  Three Months Ended March 31, 1999 and 1998                                                            4

                  Condensed Consolidated Statements of Cash Flows -
                  Three Months Ended March 31, 1999 and 1998                                                            5

                  Notes to Condensed Consolidated Financial Statements                                                  6


      ITEM 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                                         9


PART II.  OTHER INFORMATION

      ITEM 4.     Submission of Matters to a Vote of Security Holders                                                  12

      ITEM 6.     Exhibits and Reports on Form 8-K                                                                     13


SIGNATURES                                                                                                             14


INDEX TO EXHIBITS                                                                                                      15

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES
                                    FORM 10-Q
                         PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                 (Dollars in thousands except per share amounts)

                                                                            (Unaudited)
                                                                              March 31,          December 31,
                                                                                1999                 1998
                                                                             -----------         -----------
ASSETS
------
Current assets
    Cash and cash equivalents                                                $    45,152         $    42,540
    Short-term investments                                                        36,017              37,433
    Trade and notes receivable                                                   286,137             266,891
    Inventories                                                                  132,854             127,880
    Prepaid expenses and other current assets                                     69,529              68,804
                                                                             -----------         -----------
       Total current assets                                                      569,689             543,548

Securities and other investments                                                 215,093             168,008

Property, plant and equipment, at cost                                           281,644             278,435
Less accumulated depreciation and amortization                                   136,155             131,304
                                                                             -----------         -----------
                                                                                 145,489             147,131
Finance receivables                                                               60,384              65,573
Other assets                                                                      78,863              79,928
                                                                             -----------         -----------
                                                                             $ 1,069,518         $ 1,004,188
                                                                             ===========         ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities
    Accounts payable and other current liabilities                           $   180,983         $   177,548
    Deferred income                                                              100,332              57,985
                                                                             -----------         -----------
      Total current liabilities                                                  281,315             235,533

Bonds payable                                                                     20,800              20,800
Pensions                                                                          23,606              22,745
Postretirement benefits                                                           22,283              22,246
Minority interest                                                                  3,379               3,741
Shareholders' equity
  Preferred Shares, no par value, authorized
    1,000,000 shares, none issued
  Common Shares, par value $1.25, authorized
    125,000,000,  issued 69,584,635 and
    69,494,483 shares, respectively; outstanding 68,949,164
    and 68,880,761 shares, respectively                                           86,982              86,868
  Additional capital                                                              45,187              43,281
  Retained earnings                                                              623,010             604,227
  Treasury shares, at cost (635,471 and 613,722 shares, respectively)            (22,646)            (21,902)
  Accumulated other comprehensive income                                         (13,282)            (12,802)
  Other                                                                           (1,116)               (549)
                                                                             -----------         -----------
       Total shareholders' equity                                                718,135             699,123
                                                                             -----------         -----------
                                                                             $ 1,069,518         $ 1,004,188
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

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES
                                    FORM 10-Q
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   -------------------------------------------
                                   (Unaudited)
                     (In thousands except per share amounts)

                                                         Three Months Ended
                                                              March 31,
                                                       1999               1998
                                                     ---------         ---------
Net Sales
  Products                                           $ 169,113         $ 193,130
  Services                                             114,370           102,609
                                                     ---------         ---------
                                                       283,483           295,739
Cost of sales
  Products                                             101,344           118,063
  Services                                              81,051            75,541
                                                     ---------         ---------
                                                       182,395           193,604


Gross profit                                           101,088           102,135

Selling and administrative expense                      47,457            49,746
Research, development and engineering expense           11,951            14,930
                                                     ---------         ---------
                                                        59,408            64,676


Operating profit                                        41,680            37,459

Investment income                                        4,793             4,713
Miscellaneous, net                                        (971)             (946)
Minority interest                                          362              (233)
                                                     ---------         ---------

Income before taxes                                     45,864            40,993

Taxes on income                                         16,740            14,143
                                                     ---------         ---------

Net income                                           $  29,124         $  26,850
                                                     =========         =========

Basic weighted - average shares outstanding             68,927            69,045
Diluted weighted - average shares outstanding           69,177            69,647

Basic earnings per share                             $    0.42         $    0.39
Diluted earnings per share                           $    0.42         $    0.39

Cash dividends paid per Common Share                 $    0.15         $    0.14
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

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES

                                    FORM 10-Q

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (Unaudited)
                             (Dollars in thousands)

                                                                  Three  Months Ended
                                                                       March 31,
                                                                  1999            1998
                                                               ----------       ---------

Cash flow from operating activities:
      Net income                                                $ 29,124         $ 26,850
      Adjustments to reconcile net income to cash
        provided by operating activities:
        Minority share of income                                    (362)             233
        Depreciation                                               5,801            4,507
        Other charges and amortization                             3,636            2,815
        Cash used by changes in certain
           current assets and liabilities                        (36,940)         (18,564)
        Changes in deferred income                                42,347           36,776
        Other                                                     16,870            4,136
                                                                --------         --------
      Net cash provided by operating activities                   60,476           56,753

Cash flow from investing activities:
      Proceeds from maturities and sales of investments            6,507           16,450
      Payments for purchases of investments                      (53,995)         (16,338)
      Capital expenditures                                        (4,204)         (11,361)
      Increase in certain other assets                            (2,592)          (1,989)
      Investment in customer financing                             5,485           (7,809)
      Other                                                           --              (63)
                                                                --------         --------
      Net cash used by investing activities                      (48,799)         (21,110)

Cash flow from financing activities:
      Dividends paid                                             (10,341)          (9,669)
      Issuance and repurchase of Common Shares                     1,276              478
      Distribution for purchase of IBM's share of
         minority interest in InterBold                               --          (16,141)
                                                                --------         --------
      Net cash used by financing activities                       (9,065)         (25,332)
                                                                --------         --------


Increase in cash and cash equivalents                              2,612           10,311
Cash and cash equivalents at the beginning of the period          42,540           20,296
                                                                --------         --------
Cash and cash equivalents at the end of the period              $ 45,152         $ 30,607
                                                                ========         ========


See accompanying notes to condensed consolidated financial statements.

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES

                                    FORM 10-Q

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (Unaudited)
                     (In thousands except per share amounts)



1. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management's discussion and analysis of financial condition and results of operations contained in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998. In addition, the Registrant's statements in this Form 10-Q report may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. A discussion of these risks and uncertainties is contained in the management's discussion and analysis of financial condition and results of operations in this Form 10-Q. The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of results to be expected for the full year.

2. The basic and diluted earnings per share computations in the condensed consolidated statements of income are based on the weighted-average number of shares outstanding during each period reported. The following data show the amounts used in computing earnings per share and the effect on the weighted-average number of shares of dilutive potential common stock.



                                                                                  Three Months Ended
                                                                                      March 31,
                                                                               1999              1998
                                                                           ------------      ------------

     Numerator:
     Income used in basic and diluted
          earnings per share                                                  $ 29,124       $     26,850

     Denominator:
     Basic weighted-average shares                                              68,927             69,045
     Effect of dilutive potential common stock
                                                                                   250                602
                                                                           ------------      ------------
     Diluted weighted-average shares                                            69,177             69,647
                                                                           ------------      ------------


     Basic earnings per share                                                 $   0.42       $       0.39
     Diluted earnings per share                                               $   0.42       $       0.39

     Anti-dilutive shares not used in
        calculating diluted weighted-average
        shares                                                                   1,325                169

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES

                                    FORM 10-Q

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
        ----------------------------------------------------------------
                                   (Unaudited)
                             (Dollars in thousands)


3.    Inventory detail at:                             March 31, 1999              December 31, 1998
                                                       --------------              -----------------
                  Finished goods and
                     service parts                        $ 53,419                       $ 43,835
                  Work in process                           79,244                         83,873
                  Raw materials                                191                            172
                                                          --------                       --------
                  Total inventory                         $132,854                       $127,880
                                                          ========                       ========

4. The Registrant has reclassified the presentation of certain prior-year information to conform with the current presentation format.

5. The Registrant displays the accumulated balance of other comprehensive income separately from retained earnings and additional capital in the equity section of the Balance Sheet. Items considered to be other comprehensive income include adjustments made for foreign currency translation (under Statement 52), pensions (under Statement 87) and unrealized holding gains and losses on available-for-sale securities (under Statement 115). Comprehensive income for the three months ended March 31, 1999 and 1998 was $28,644 and $27,102, respectively.

6. In the second quarter of 1998, the Registrant recognized realignment and special charges of $61,117 ($41,850 after-tax or $0.60 per diluted share) in connection with a corporate-wide realignment program. Exit costs were accounted for under EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." Long-lived asset impairments were accounted for under Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." Inventory related charges were taken when it was determined that the utility, as a result of the realignment decisions, was less than the cost for the affected inventory.

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

       Termination pay and separation costs were estimated to be $8,269. More than 600 employee associates were estimated to be terminated. At March 31, 1999, 560 jobs had been terminated. The estimated costs in this category included the termination pay, job outplacement and fringe benefit costs for each eliminated job. Terminations came from all areas of the corporation.

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



                                                  Facility Closing       Employee           Other
                                                   and Write Down       Associate            Exit
                                                     of Assets            Costs             Costs              Total
                                                  -----------------   ---------------   ---------------     -------------


           Realignment accrual at December 31, 1998       $ 2,077            $ 4,576           $ 4,595           $11,248

           1st quarter  activity                             (307)              (490)           (1,100)           (1,897)
                                                  -----------------------------------------------------------------------

           Balance at March 31, 1999                      $ 1,770            $ 4,086           $ 3,495           $ 9,351
                                                  =======================================================================


7.     The Registrant has defined its operating segments into four main areas:
       North American Sales and Service (NASS), International Sales and Service
       (ISS), Manufacturing and Development (M&D) and Corporate. These segments are organized under the supervision of the Diebold Executive Management Team and are evaluated based on the following information presented: revenues from customers, revenues from inter-segment transactions, and operating profit contribution to the total corporation. All inter-segment transactions are eliminated to arrive at the total corporation revenue and operating profit. All income and expense items below operating profit are not allocated to the segments and are not disclosed.

       NASS sells and services financial and retail systems in the United States and Canada. NASS also has customer revenues on the servicing of medical systems in the United States and Canada. ISS sells and services financial, retail, educational and medical systems over the remainder of the globe. M&D designs, develops and manufactures the equipment sold to NASS and ISS and also sells medical and educational systems to external North American customers. 1998 financial information has been restated to show all revenues from IBM reclassified to the ISS segment from the M&D segment. As permitted under Statement 131, certain information not routinely used in the management of these segments, information not allocated back to the segments or information that is impractical to report is not shown. Items not disclosed are as follows: interest revenue, interest expense, depreciation, amortization expense, equity in the net income of investees accounted for by the equity method, income tax expense or benefit, extraordinary items, significant non-cash items and long-lived assets.

                                                        NORTH
                                                      AMERICAN   INTERNATIONAL MANUFACTURING
                                                      SALES AND    SALES AND   & DEVELOPMENT  CORPORATE/
                                                      SERVICES     SERVICES                   ELIMINATION     TOTAL
       1ST QUARTER 1999 SEGMENT INFORMATION BY GROUP
       Customer revenues                                $224,602      $ 51,864     $    6,634    $    383      $283,483
       Inter-segment revenues                                716           166        151,189   (152,071)            --
       Operating profit                                   38,076            45         14,685    (11,126)        41,680


       1ST QUARTER 1998 SEGMENT INFORMATION BY GROUP
       Customer revenues                                 221,792        66,817          6,452         678       295,739
       Inter-segment revenues                              6,856            --        161,438   (168,294)            --
       Operating profit                                   30,205        10,784          8,366    (11,896)        37,459

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES

                                    FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              As of March 31, 1999
                                   (Unaudited)
                (Dollars in thousands except for per share data)



Changes in Financial Condition
------------------------------

The Registrant continued to show a strong balance sheet at March 31, 1999. Total assets increased to $1,069,518 at March 31, 1999 from $1,004,188 at December 31, 1998. Cash, cash equivalents and short-term investments increased to $81,169 at March 31, 1999 from $79,973 at December 31, 1998. These assets along with securities and other investments accounted for 28% of total assets at March 31, 1999 and 25% of total assets at December 31, 1998. Securities and other investments consist principally of tax-free municipal bonds, preferred stock, and other investments.

Future capital expenditures and increases in working capital are expected to be financed primarily through internally generated funds. The Registrant's investment portfolio is available for any funding needs if required. External financing is also available if needed through the Registrant's lines of credit. At March 31, 1999, the Registrant had unused lines of credit approximating $150,000, all unrestricted as to use. These lines of credit represent an additional and immediate source of liquidity.

Shareholders' equity per Common Share at March 31, 1999 increased to $10.42 from $10.15 at December 31, 1998. The first quarter cash dividend of $0.15 per share was paid on March 12, 1999 to shareholders of record on February 19, 1999. On April 21, 1999 the second quarter cash dividend of $0.15 per share was declared payable on June 4, 1999 to shareholders of record on May 14, 1999. Diebold, Incorporated shares are listed on the New York Stock Exchange under the symbol of DBD. The market price during the first three months of 1999 fluctuated within the range of $22.06 and $39.88.


Results of Operations
---------------------

First Quarter of 1999 Comparison to First Quarter of 1998
---------------------------------------------------------

Overall, net sales for the first quarter of 1999 decreased from the same period in 1998 by $12,256 or 4 percent due mainly to decreased shipments of self-service terminals in the international market. As the Registrant continues to set up its own international sales channels due to the Registrant replacing IBM as its primary international distribution channel, fewer product sales to IBM have been recorded. The Registrant expects the downturn in sales to IBM to continue, but to be offset by increased sales through its new international sales channels over time. Net service sales for the quarter were up from the prior year by $11,761 or 11.5 percent. Total gross profit decreased $1,047 or 1 percent from the first quarter's results in 1998, while gross margins of 35.7 percent increased over the prior year's gross margin of 34.5 percent. Operating expenses decreased $5,268 or 8 percent from the same period in 1998, largely due to the Registrant's cost containment efforts.

The Registrant's operating results and the amount and timing of revenue are affected by numerous factors including production schedules, customer priorities, sales volume, and sales mix. During the past several years, the Registrant has dramatically changed the focus of its self-service business to that of a total solutions approach. The value of unfilled orders is not a meaningful indicator of future revenues due to the significant portion of revenues derived from the Registrant's growing service-based business, for which order information is not recorded. Therefore, the Registrant believes that backlog information is not material to an understanding of its business and does not disclose backlog information.

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES

                                    FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

                              As of March 31, 1999
                                   (Unaudited)
                (Dollars in thousands except for per share data)



Corporate Realignment Charge
----------------------------

In the second quarter of 1998, the Registrant recorded realignment and special charges of $61,117 ($41,850 after tax or $0.60 per diluted share). The majority of the realignment charge related to three areas: the ending of the InterBold joint venture with IBM, the exiting of the manufacturing and distribution channel for certain low-end self-service terminal products and the exiting of the proprietary electronic security business. The realignment charge was made up of two components: A special charge of $9,864 for the write-off of primarily inventory from exited lines of business and a realignment charge of $51,253 for all other realignment costs.

Industry-wide banking trends such as bank mega-mergers, as well as the transition from IBM to the Registrant's own international distribution channels, prompted the re-evaluation of the Registrant's business plans and organizational structure. North American facilities were consolidated and certain facilities were closed. More than 600 jobs were estimated to be eliminated. At March 31, 560 jobs had been terminated. The Registrant estimated savings of $22,000 annually from the realignment program.

Segment Information
-------------------

NASS customer revenues increased in the first quarter 1999 to $224,602 from $221,792 in the first quarter of 1998. The increase was primarily attributable to increased domestic service sales. NASS also showed increased operating profitability in the first quarter of 1999 by increasing operating profit as a percentage of customer revenue from 13.6 percent in 1998 to 17.0 percent in 1999.

The Registrant continued in the first quarter to aggressively expand its international distribution channels to replace IBM. New subsidiaries have been established in Argentina, Colombia, Poland and Thailand. In addition, the Registrant is rapidly expanding its presence in Europe. ISS customer revenues were down in comparison to the prior year by $14,953 or 22 percent due mainly to decreased sales to IBM. ISS operating profits were eroded in the first quarter due to international set up costs, lower volumes and tough comparisons to the prior year in the Latin America region.

M&D operating profit was up by $6,319, or 78 percent over 1998 primarily due to increased inter-company software sales to NASS, and cost reduction efforts by the ATM manufacturing unit.


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

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES

                                    FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

                              As of March 31, 1999
                                   (Unaudited)
                (Dollars in thousands except for per share data)

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

The Registrant's corporate information systems project program changes were completed in the first quarter of 1999, while testing will continue throughout 1999. As required by standard accounting practice, the Registrant is expensing as incurred all costs associated with these systems changes. The costs are not expected to have a material effect on the Registrant's financial position or results of operations.

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

Forward-Looking Statement Disclosure
------------------------------------

In the Registrant's written or oral statements, the use of the words "believes," "anticipates," "expects" and similar verbs is intended to identify forward-looking statements which have been made and may in the future be made by or on behalf of the Registrant, including statements concerning future operating performance, the Registrant's share of new and existing markets, and the Registrant's short- and long-term revenue and earnings growth rates. The Registrant gives no assurance that its goals will be realized, and it is under no obligation to report changes to its outlook. Readers are cautioned not to place undue reliance on these forward-looking statements. The Registrant's uncertainties could cause actual results to differ materially from those anticipated in forward-looking statements. These include, but are not limited to:

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

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES

                                    FORM 1O-Q

                           PART II. OTHER INFORMATION

ITEM 4.      Submission of Matters to a Vote of Security Holders

             The Registrant's annual meeting of shareholders was held on April 21, 1999. Each matter voted upon at such meeting and the number of shares cast for, against or withheld, and abstained are as follows:

               1.   Election of Directors
                    -----------------------------
                                                                  For                        Withheld
                                                         ----------------------        ----------------------
                    Louis V. Bockius III                      60,106,347                      829,286
                    Richard L. Crandall                       60,107,935                      827,698
                    Donald R. Gant                            60,053,194                      882,439
                    L. Lindsey Halstead                       60,083,636                      851,997
                    Phillip B. Lassiter                       60,126,491                      809,142
                    John N. Lauer                             60,104,524                      831,109
                    Robert W. Mahoney                         60,057,716                      877,917
                    William F. Massy                          60,102,742                      832,891
                    W. R. Timken, Jr.                         60,100,502                      835,131

               2.   Ratification of Appointment of KPMG LLP as Independent Auditors for 1999.

                      For:     60,254,876           Against:     344,607          Abstain:     336,150

                    There were no broker non-votes.

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

    3.3 Certificate of Amendment to Amended Articles of Incorporation of Diebold, Incorporated -- incorporated by reference to Exhibit 3.3 of Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

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

  *10.8 (ii) Amendment No. 1 to the 1991 Equity and Performance Incentive Plan
             as Amended and Restated -- incorporated by reference to Exhibit
             10.8 (ii) to the Registrant's Form 10-Q for the quarter ended September 30, 1998.

  *          Reflects management contract or other compensatory arrangement.

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES

                                    FORM 1O-Q

                           PART II. OTHER INFORMATION

ITEM 6.       Exhibits and Reports on Form 8-K (continued)

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

 *10.10 (iii) Amendment No. 2 to the Amended and Restated 1992 Deferred
              Incentive Compensation Plan -- incorporated by reference to
              Exhibit 10.10 (iii) to Registrant's Form 10-Q for the quarter ended September 30, 1998.

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

 *10.14 Deferral of Stock Option Gains Plan -- incorporated by reference to Exhibit 10.14 of Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

  27.         Financial Data Schedule.

  *           Reflects management contract or other compensatory arrangement.

 (b)          Reports on Form 8-K.

              Registrant filed a Form 8-K on February 2, 1999 reporting the adoption of a new Rights Agreement effective as of February 11, 1999.

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES

                                    FORM 10-Q

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 DIEBOLD, INCORPORATED
                                      ------------------------------------------
                                                     (Registrant)





Date: April 30, 1999                  By:   /s/ Robert W. Mahoney
      ---------------                      ----------------------------------
                                           Robert W. Mahoney
                                           Chairman of the Board, President and
                                           Chief Executive Officer





Date: April 30, 1999                  By:   /s/ Gerald F. Morris
      ---------------                      ----------------------------------
                                           Gerald F. Morris
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Accounting and
                                           Financial Officer)

                              DIEBOLD, INCORPORATED

                                    FORM 10-Q

                                INDEX TO EXHIBITS

EXHIBIT NO.                                                                                                   PAGE NO.
-----------                                                                                                   --------

      3.1 (i)     Amended and Restated Articles of Incorporation of Diebold,
                  Incorporated -- incorporated by reference to Exhibit 3.1(i) of
                  Registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1994.                                                                             --

      3.1 (ii)    Code of Regulations -- incorporated by reference to
                  Exhibit 4(c) to Registrant's Post-Effective Amendment No. 1 to
                  Form S-8 Registration Statement No. 33-32960.                                                  --

      3.2         Certificate of Amendment by Shareholders to Amended Articles of
                  Incorporation of Diebold, Incorporated -- incorporated by
                  reference to Exhibit 3.2 to Registrant's Form 10-Q for the
                  quarter ended March 31, 1996.                                                                  --

      3.3         Certificate of Amendment to Amended Articles of Incorporation of
                  Diebold, Incorporated -- incorporated by reference to Exhibit 3.3 of Registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1998.                                                                             --

      4.          Rights Agreement dated as of February 11, 1999 between
                  Diebold, Incorporated and The Bank of New York -- incorporated by reference to Exhibit 4.1 to Registrant's Registration
                  Statement on Form 8-A dated February 11, 1999.                                                 --

     10.1         Form of Employment Agreement as amended and restated as of
                  September 13, 1990 -- incorporated by reference to Exhibit
                  10.1 to Registrant's Annual Report on Form 10-K for the year
                  ended December 31, 1990.                                                                       --

     10.2         Schedule of Certain Officers who are Parties to Employment
                  Agreements in the form of Exhibit 10.1 -- incorporated by
                  reference to Exhibit 10.2 to Registrant's Form 10-Q for the
                  quarter ended June 30, 1998.                                                                   --

     10.5 (i)     Supplemental Employee Retirement Plan (as amended January
                  1, 1994) -- incorporated by reference to Exhibit 10.5 of
                  Registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1994.                                                                             --

     10.5 (ii)    Amendment No. 1 to the Amended and Restated Supplemental
                  Retirement Plan -- incorporated by reference to Exhibit 10.5
                  (ii) to Registrant's Form 10-Q for the quarter ended March 31, 1998.                           --

     10.7         (i) 1985 Deferred Compensation Plan for Directors of Diebold,
                  Incorporated -- incorporated by reference to Exhibit 10.7 to
                  Registrant's Annual Report on Form 10-K for the year
                  ended December 31, 1992.                                                                       --

                              DIEBOLD, INCORPORATED

                                    FORM 10-Q

                          INDEX TO EXHIBITS (continued)

EXHIBIT NO.                                                                                                      PAGE NO.
-----------                                                                                                      --------

     10.7 (ii)    Amendment No. 1 to the Amended and Restated 1985 Deferred
                  Compensation Plan for Directors of Diebold, Incorporated --
                  incorporated by reference to Exhibit 10.7 (ii) to Registrant's
                  Form 10-Q for the quarter ended March 31, 1998.                                                   --

     10.8         (i) 1991 Equity and Performance Incentive Plan as Amended and
                  Restated -- incorporated by reference to Exhibit 10.8 to
                  Registrant's Form 10-Q for the quarter ended March 31, 1997.                                      --

     10.8 (ii)    Amendment No. 1 to the 1991 Equity and Performance Incentive
                  Plan as Amended and Restated -- incorporated by reference to
                  Exhibit 10.8 (ii) to the Registrant's form 10-Q for the quarter
                  ended September 30, 1998.                                                                         --

     10.9         Long-Term Executive Incentive Plan -- incorporated by
                  reference to Exhibit 10.9 of Registrant's Annual Report on
                  Form 10-K for the
                  year ended December 31, 1993.                                                                     --

     10.10        (i) 1992 Deferred Incentive Compensation Plan (as amended and restated as of July 1, 1993) -- incorporated by reference to
                  Exhibit 10.10 to Registrant's Annual Report on Form 10-K for
                  the year ended
                  December 31, 1993.                                                                                --

     10.10 (ii)   Amendment No. 1 to the Amended and Restated 1992 Deferred
                  Incentive Compensation Plan -- incorporated by reference to
                  Exhibit 10.10 (ii) to Registrant's Form 10-Q for the quarter
                  ended March 31, 1998.                                                                             --

     10.10 (iii)  Amendment No. 2 to the Amended and Restated 1992 Deferred
                  Incentive Compensation Plan -- incorporated by reference to exhibit 10.10 (iii) to the Registrant's Form 10-Q for the quarter
                  ended September 30, 1998.                                                                         --

     10.11        Annual Incentive Plan -- incorporated by reference to Exhibit
                  10.11 to Registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1992.                                                                                --

     10.13        (i) Forms of Deferred Compensation Agreement and Amendment No.
                  1 to Deferred Compensation Agreement -- incorporated by
                  reference to Exhibit 10.13 to Registrant's Annual Report on
                  Form 10-K for the year
                  ended December 31, 1996.                                                                          --

     10.13 (ii)   Section 162 (m) Deferred Compensation Agreement (as amended and restated January 29, 1998)  -- incorporated by reference to
                  Exhibit 10.13 (ii) to Registrant's Form 10-Q for the quarter
                  ended March 31, 1998.                                                                             --

     10.14        Deferral of Stock Option Gains Plan -- incorporated by
                  reference to Exhibit 10.14 of Registrant's Annual Report on
                  Form 10-K for the year ended December 31, 1998.                                                   --

     27.          Financial Data Schedule.                                                                          18