Form 10-Q
period 1999-06-30
DIEBOLD INC
filed 1999-07-30
CIK 28823

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
          ------------------------------------------------------------

                                    FORM 10-Q

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1999

                                       OR

          (  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the transition period from  .........to .........

                            Commission file number 1-4879
                                                  -------

                              DIEBOLD, INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Ohio                                        34-0183970
----------------------------------          ------------------------------------
  (State or other jurisdiction of           (IRS Employer Identification Number)
   incorporation or organization)


 5995 Mayfair Road, PO Box 3077,
     North Canton, Ohio                                  44720-8077
----------------------------------------    ------------------------------------
(Address of principal executive offices)                 (Zip Code)

 Registrant's telephone number, including area code:    (330) 490-4000
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

                                                        Yes   X        No
                                                            -----         ------

Indicate the number of shares outstanding of each of the issuer's classes of Common Shares, as of the latest practicable date.

                  Class                           Outstanding at July 27, 1999
      -----------------------------               ----------------------------
      Common Shares $1.25 Par Value                      68,952,985 Shares
----------------------------------------       ---------------------------------

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX
                                                                        Page No.
                                                                       --------

PART I.      FINANCIAL INFORMATION
     ITEM 1.    Financial Statements

                Condensed Consolidated Balance Sheets -
                June 30, 1999 and December 31, 1998                           3

                Condensed Consolidated Statements of Income -
                Three Months and Six Months Ended June 30, 1999 and 1998      4

                Condensed Consolidated Statements of Cash Flows -
                Six Months Ended June 30, 1999 and 1998                       5

                Notes to Condensed Consolidated Financial Statements          6


     ITEM 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations                 9


PART II.     OTHER INFORMATION

     ITEM 6.    Exhibits and Reports on Form 8-K                              14


SIGNATURES                                                                    16


INDEX TO EXHIBITS                                                             17




                                               DIEBOLD, INCORPORATED AND SUBSIDIARIES
                                                              FORM 10-Q
                                                   PART I - FINANCIAL INFORMATION
ITEM 1.             FINANCIAL STATEMENTS
                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                -------------------------------------
                                         (Dollars in thousands except for per share amounts)

                                                                                (Unaudited)              December 31,
                                                                               June 30, 1999                 1998
                                                                             -------------------        ----------------
ASSETS
------
Current assets
      Cash and cash equivalents                                                     $    21,796          $    42,540
      Short-term investments                                                             40,670               37,433
      Trade and notes receivable                                                        301,723              266,891
      Inventories                                                                       127,635              127,880
      Prepaid expenses and other current assets                                          72,943               68,804
                                                                                    -----------          -----------
         Total current assets                                                           564,767              543,548

Securities and other investments                                                        228,097              168,008

Property, plant and equipment, at cost                                                  285,219              278,435
Less accumulated depreciation and amortization                                          142,193              131,304
                                                                                    -----------          -----------
                                                                                        143,026              147,131
Finance receivables                                                                      61,399               65,573
Other assets                                                                             82,717               79,928
                                                                                    -----------          -----------
                                                                                    $ 1,080,006          $ 1,004,188
                                                                                    ===========          ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities
      Accounts payable and other current liabilities                                $   181,657          $   177,548
      Deferred income                                                                    88,253               57,985
                                                                                    -----------          -----------
         Total current liabilities                                                      269,910              235,533

Bonds payable                                                                            20,800               20,800
Pensions                                                                                 24,466               22,745
Postretirement benefits                                                                  22,338               22,246
Minority interest                                                                         3,357                3,741
Shareholders' equity
      Preferred Shares, no par value, authorized
         1,000,000 shares, none issued
      Common shares, par value $1.25, authorized
         125,000,000, issued 69,599,435 and
         69,494,483 shares, respectively; outstanding
         68,949,455 and 68,880,761 shares, respectively                                  86,999               86,868
      Additional capital                                                                 45,634               43,281
      Retained earnings                                                                 644,230              604,227
      Treasury shares, at cost (649,980 and 613,722 shares, respectively)               (23,007)             (21,902)
      Accumulated other comprehensive income                                            (13,742)             (12,802)
      Other                                                                                (979)                (549)
                                                                                    -----------          -----------
         Total shareholders' equity                                                     739,135              699,123
                                                                                    -----------          -----------
                                                                                    $ 1,080,006          $ 1,004,188
                                                                                    ===========          ===========

See accompanying notes to condensed consolidated financial statements.


                                              DIEBOLD, INCORPORATED AND SUBSIDIARIES
                                                             FORM 10-Q
                                            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                            -------------------------------------------
                                                            (Unaudited)
                                        (Dollars in thousands except for per share amounts)

                                                          Three Months Ended                   Six Months Ended
                                                               June 30                              June 30
                                                   ----------------------------------  ----------------------------------
                                                        1999              1998               1999              1998
                                                   ----------------  ----------------  -----------------  ---------------
Net Sales
     Products                                         $ 176,511         $ 173,901         $ 345,624         $ 367,031
     Services                                           120,485           106,691           234,855           209,300
                                                      ---------         ---------         ---------         ---------
                                                        296,996           280,592           580,479           576,331

Cost of sales
     Products                                           100,708           106,209           202,052           224,272
     Special charges                                       --               9,864              --               9,864
     Services                                            85,282            74,498           166,333           150,039
                                                      ---------         ---------         ---------         ---------
                                                        185,990           190,571           368,385           384,175


Gross Profit                                            111,006            90,021           212,094           192,156

Selling and administrative expense                       50,711            49,006            98,168            98,752
Research, development and engineering expense            13,285            14,043            25,236            28,973
Realignment charges                                        --              51,253              --              51,253
                                                      ---------         ---------         ---------         ---------
                                                         63,996           114,302           123,404           178,978


Operating Profit                                         47,010           (24,281)           88,690            13,178

Investment income                                         5,373             4,618            10,166             9,331
Miscellaneous, net                                       (2,175)           (1,067)           (3,146)           (2,013)
Minority interest                                          (505)             (159)             (143)             (392)
                                                      ---------         ---------         ---------         ---------

Income/(loss) before taxes                               49,703           (20,889)           95,567            20,104

(Taxes)/benefit on income                               (18,142)            6,445           (34,882)           (7,697)

                                                      ---------         ---------         ---------         ---------
Net income/(loss)                                     $  31,561         $ (14,444)        $  60,685         $  12,407
                                                      =========         =========         =========         =========

Basic weighted-average shares outstanding                68,949            69,079            68,938            69,062
Diluted weighted-average shares outstanding              69,147            69,448            69,161            69,526

Basic earnings/(loss) per share                       $    0.46         $   (0.21)        $    0.88         $    0.18
Diluted earnings/(loss) per share                     $    0.46         $   (0.21)        $    0.88         $    0.18

Cash dividends paid per Common Share                  $    0.15         $    0.14         $    0.30         $    0.28
                                                      =========         =========         =========         =========

See accompanying notes to condensed consolidated financial statements.



                                              DIEBOLD, INCORPORATED AND SUBSIDIARIES
                                                             FORM 10-Q
                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          -----------------------------------------------
                                                            (Unaudited)
                                                      (Dollars in thousands)
                                                                                            Six Months Ended June 30,
                                                                                             1999              1998
                                                                                        --------------     ------------
Cash flow from operating activities:
      Net income                                                                          $ 60,685          $ 12,407
      Adjustments to reconcile net income to cash
         provided by operating activities
         Minority share of income                                                              143               392
         Depreciation                                                                       12,377             9,136
         Other charges and amortization                                                      7,598           (13,330)
         Goodwill written off under realignment plan                                          --              23,001
         Cash provided (used) by changes in certain assets and liabilities                 (49,060)          (14,244)
         Changes in deferred income                                                         30,268            18,794
         Other                                                                              16,681            41,470
                                                                                          --------          --------
     Net cash provided by operating activities
                                                                                            78,692            77,626

Cash flow from investing activities:
      Proceeds from maturities and sale of investments                                      24,541            21,113
      Payments for purchases of investments                                                (91,135)          (23,180)
      Capital expenditures                                                                  (8,091)          (16,730)
      Decrease/(increase) in net finance receivables                                         3,844            (9,829)
      Increase in certain other assets                                                      (8,765)           (6,779)
      Other                                                                                   --                 (63)
                                                                                          --------          --------
      Net cash used by investing activities                                                (79,606)          (35,468)

Cash flow from financing activities:
      Dividends paid                                                                       (20,682)          (19,344)
      Distribution for purchase of IBM's share of minority interest in InterBold              --             (16,141)
      Distribution of affiliate's earnings to minority interest holder                      (1,000)             --
      Issuance and repurchase of Common shares                                               1,379            (2,871)
      Other                                                                                    473              --
                                                                                          --------          --------
      Net cash used by financing activities                                                (19,830)          (38,356)
                                                                                          --------          --------

      Increase in cash and cash equivalents                                                (20,744)            3,802
      Cash and cash equivalents at the beginning of the period                              42,540            20,296
                                                                                          --------          --------
       Cash and cash equivalents at the end of the period                                 $ 21,796          $ 24,098
                                                                                          ========          ========


See accompanying notes to condensed consolidated financial statements.

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES
                                    FORM 10-Q
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (Unaudited)
                   (In thousands except for per share amounts)


1. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management's discussion and analysis of financial condition and results of operations contained in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998. In addition, the Registrant's statements in this Form 10-Q report may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. A discussion of these risks and uncertainties is contained in the management's discussion and analysis of financial condition and results of operations in this Form 10-Q. The results of operations for the six-month period ended June 30, 1999 are not necessarily indicative of results to be expected for the full year.


2. The basic and diluted earnings per share computations in the condensed consolidated statements of income are based on the weighted-average number of shares outstanding during each period reported. The following data show the amounts used in computing earnings per share and the effect on the weighted-average number of shares of dilutive potential common stock.



                                                           Three Months Ended                Six Months Ended
                                                                June 30,                           June 30,
                                                     ----------------------------        -------------------------
                                                         1999              1998             1999           1998
                                                     -----------       ----------        ----------     -----------

Numerator:
Income used in basic and diluted
   earnings per share                                  $ 31,561         $(14,444)         $ 60,685         $ 12,407

Denominator:
Basic weighted-average shares                            68,949           69,079            68,938           69,062
Effect of dilutive fixed stock options                      198              369               223              464
                                                       --------         --------          --------         --------
Diluted weighted-average shares                          69,147           69,448            69,161           69,526
                                                       --------         --------          --------         --------


Basic earnings/(loss) per share                        $   0.46         $  (0.21)         $   0.88         $   0.18
Diluted earnings/(loss) per share                      $   0.46         $  (0.21)         $   0.88         $   0.18

Anti-dilutive shares not used in
   calculating diluted weighted-average shares            1,408            1,221             1,356              208


3.      Inventory detail at:                                        June 30, 1999         December 31, 1998
                                                                   ---------------       ------------------
          Finished goods and service parts                             $ 35,808               $ 43,835
          Work in process                                                91,600                 83,873
          Raw materials                                                     227                    172
                                                                       --------               --------
          Total Inventory                                              $127,635               $127,880
                                                                       ========               ========

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES
                                    FORM 10-Q
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
        ----------------------------------------------------------------
                                   (Unaudited)
                   (In thousands except for per share amounts)


4. The Registrant has reclassified the presentation of certain prior-year information to conform with the current presentation format.

5. The Registrant displays the accumulated balance of other comprehensive income separately from retained earnings and additional capital in the equity section of the Balance Sheet. Items considered to be other comprehensive income include adjustments made for foreign currency translation (under Statement 52), pensions (under Statement 87) and unrealized holding gains and losses on available-for-sale securities (under Statement 115). Comprehensive income for the three months ended June 30, 1999 and 1998 was $31,101 and ($14,455), respectively.
        Comprehensive income for the six months ended June 30, 1999 and 1998 was $59,745 and $ 12,647, respectively.

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

        Termination pay and separation costs were estimated to be $8,269. More than 600 employee associates were estimated to be terminated. At June 30, 1999, 560 jobs had been terminated. The estimated costs in this category included the termination pay, job outplacement and fringe benefit costs for each eliminated job. Terminations came from all areas of the corporation.

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




                                              DIEBOLD, INCORPORATED AND SUBSIDIARIES
                                                             FORM 10-Q
                                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 ----------------------------------------------------------------
                                                            (Unaudited)
                                            (In thousands except for per share amounts)

                                                        Facility Closing      Employee
                                                       and Write Down of     Associate          Other Exit
                                                             Assets            Costs               Costs             Total
                                                       -----------------    -------------      ------------       ----------
Realignment accrual at December  31, 1998                    $  2,077          $  4,576          $  4,595          $ 11,248
1st quarter activity                                             (307)             (490)           (1,100)           (1,897)
2nd quarter activity                                             (242)             (217)           (1,141)           (1,600)
                                                             --------          --------          --------          --------
Balance at June 30, 1999                                     $  1,528          $  3,869          $  2,354          $  7,751
                                                             ========          ========          ========          ========

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

------------------------------------------------------------------------------------------------------------------------------------
                                 NORTH AMERICAN     INTERNATIONAL    MANUFACTURING &     CORPORATE/   REALIGNMENT AND      TOTAL
                                SALES AND SERVICE     SALES AND        DEVELOPMENT      ELIMINATION   SPECIAL CHARGES
                                                       SERVICE
2ND QUARTER 1999 SEGMENT
INFORMATION BY GROUP
Customer revenues                 $  232,230        $  55,499         $    9,421       $     (154)      $      --      $   296,996
Inter-segment revenues                 4,757               67            166,218         (171,042)             --               --
Operating profit                      36,209            5,472             16,446          (11,117)             --           47,010

------------------------------------------------------------------------------------------------------------------------------------
2ND QUARTER 1998 SEGMENT
INFORMATION BY GROUP
Customer revenues                 $  217,914        $  51,818         $   11,977       $   (1,117)      $      --      $   280,592
Inter-segment revenues                 7,046              176            124,614         (131,836)             --               --
Operating profit                      37,607            7,345              1,853           (9,969)        (61,117)         (24,281)

------------------------------------------------------------------------------------------------------------------------------------



                                              DIEBOLD, INCORPORATED AND SUBSIDIARIES
                                                             FORM 10-Q
                                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 ----------------------------------------------------------------
                                                            (Unaudited)
                                            (In thousands except for per share amounts)


------------------------------------------------------------------------------------------------------------------------------------
                                 NORTH AMERICAN     INTERNATIONAL    MANUFACTURING &     CORPORATE/   REALIGNMENT AND      TOTAL
                                SALES AND SERVICE     SALES AND        DEVELOPMENT      ELIMINATION   SPECIAL CHARGES
                                                       SERVICE
2ND QUARTER 1999 YTD SEGMENT
INFORMATION BY GROUP
Customer revenues                  $  456,832       $  107,363        $    16,055      $       229      $      --     $  580,479
Inter-segment revenues                  5,473              233            317,407         (323,113)            --             --
Operating profit                       74,285            5,517             31,131          (22,243)            --         88,690

-----------------------------------------------------------------------------------------------------------------------------------
2ND QUARTER 1998 YTD SEGMENT
INFORMATION BY GROUP
Customer revenues                  $  439,706       $  118,635        $    18,429      $      (439)     $      --     $  576,331
Inter-segment revenues                 13,902              176            286,052         (300,130)                           --
Operating profit                       67,812           18,129             10,219          (21,865)       (61,117)        13,178

-----------------------------------------------------------------------------------------------------------------------------------



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               As of June 30, 1999
                                   (Unaudited)
               (Dollars in thousands except for per share amounts)

Changes in Financial Condition
------------------------------

The Registrant continued to show a strong balance sheet at June 30, 1999. Total assets for the second quarter ended June 30, 1999 were $1,080,006, up $75,818, or 7.6 percent from December 31, 1998. Total current assets are up $21,219: notes receivable are up $12,732, trade receivables are up $22,100, and short-term investments are up $3,237 while inventories are down by $245. Marketable securities and other investments are up $60,089. Net property, plant and equipment is down $4,105 and other assets are up $2,789.

Total liabilities of $340,871 are up $35,806 from December 31, 1998. Current liabilities are up $34,377, deferred income up $30,268, while accounts payable is down $10,767 and accrued realignment liability decreased $3,497. The current asset to current liability ratio is at 2.1.

Future capital expenditures and increases in working capital are expected to be financed primarily through internally generated funds. The Registrant's investment portfolio is available for any funding needs if required. External financing is also available if needed through the Registrant's lines of credit. At June 30, 1999, the Registrant had unused lines of credit approximating $150,000, all unrestricted as to use. These lines of credit represent an additional and immediate source of liquidity.

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES
                                    FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

                               As of June 30, 1999
                                   (Unaudited)
               (Dollars in thousands except for per share amounts)

Changes in Financial Condition (continued)
------------------------------------------

Shareholders' equity is up $40,012 over December 31, 1998, with retained earnings up $40,003, and net stock related activity was an increase to equity of $1,379, and accumulated other comprehensive income decreased by $940. Shareholders' equity per Common Share at June 30, 1999 increased to $10.72 from $10.15 at December 31, 1998. The second quarter cash dividend of $0.15 per share was paid on June 4, 1999 to shareholders of record on May 14, 1999. Diebold, Incorporated shares are listed on the New York Stock Exchange under the symbol of DBD. The market price during the first six months of 1999 fluctuated within the range of $20.75 and $39.88.


Results of Operation
--------------------

Second Quarter 1999 Comparison to Second Quarter 1998
-----------------------------------------------------

Overall, net sales for the second quarter of 1999 increased from the same period in 1998 by $16,404 or 5.8 percent due in part to substantial increases in Software and Professional Services sales, which includes year 2000 remediation sales to the Registrant's customers. Net service sales for the quarter were up from the prior year by $13,794 or 12.9 percent, driven by higher contract sales due to prior installations exiting warranty, and due to installation of year 2000 upgrades for the Registrant's customers. Gross profit margin, excluding realignment and special charges, increased by 1.7% due to higher revenue combined with the improved gross margin percent (37.4 in 1999 versus 35.7 in the same quarter of 1998). Product gross margin of 42.9 percent was favorable to 1998 gross margin of 38.9 percent reflecting the increase in software and professional services (including year 2000), and less wholesale revenue in the Registrant's international operations. Total operating expenses (excluding realignment charges) of $63,996 are greater than 1998 by $947, or 1.5 percent, but are lower as a percent of revenue versus 1998 (21.5 in 1999 versus 22.5 in the same quarter 1998.) Net income was up by 15 percent over second quarter 1998 net income (excluding realignment), resulting in record second quarter diluted earnings per share of $0.46, 4.5 percent higher than the prior record of $0.44 set in the second quarter of 1997.

First Half 1999 Comparison to First Half 1998
---------------------------------------------

Consolidated net sales of $580,479 for the first half of 1999 was up by $4,148, or 0.7 percent from the same period in 1998. Product sales were down $21,407, or
5.8 percent, while service sales for the half were up from the prior year by $25,555 or 12.2 percent. Total gross profit margin, excluding realignment charges, increased by 3.2%. Product gross margin of 41.5 percent was an increase over first half 1998 gross margin of 38.9 percent, due in large part to increases in software and professional services, including year 2000, and less wholesale sales in the international operations. Service gross margin was 29.2 percent, up 0.9 percent from 1998, reflecting the improvements from the cost reductions implemented in the second half of 1998. Total operating expenses (excluding realignment charges) of $123,404 are less than 1998 by $4,321, or 3.4 percent, and are lower as a percent of revenue versus 1998 (21.3 in 1999 versus
22.2 in the same period 1998.) Net income of $60,685 was favorable by 12 percent over first half 1998 net income (excluding realignment), resulting in first half diluted earnings per share of $0.88, an increase of 11 percent over $0.79 in 1998.

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES
                                    FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

                               As of June 30, 1999
                                   (Unaudited)
               (Dollars in thousands except for per share amounts)

Results of Operation (continued)
--------------------------------

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

Industry-wide banking trends such as bank mega-mergers, as well as the transition from IBM to the Registrant's own international distribution channels, prompted the re-evaluation of the Registrant's business plans and organizational structure. North American facilities were consolidated and certain facilities were closed. More than 600 jobs were estimated to be eliminated. At June 30, 1999, 560 jobs had been terminated. The Registrant estimated savings of $22,000 annually from the realignment program.

Segment Information
-------------------

NASS customer revenues increased by $14,316, or 6.5 percent from the second quarter 1998 of $217,914 to $232,230 in the second quarter of 1999. For the first half of 1999 customer revenues were up by $17,126 or 3.8 percent overall. Operating profit for the first half was up by $6,473, or 9.5 percent.

The Registrant continued in the first half to aggressively expand its international distribution channels to replace IBM. New subsidiaries for the first half of 1999 have been established in Argentina, Colombia, Poland, Thailand, France, Spain and Hungary. In addition sales support offices in Hong Kong and the United Kingdom have become full function direct sale channels in the first half of 1999. Sales through Diebold direct international channels increased substantially over the second quarter of 1998 by 67 percent. Overall, international revenue was slightly down. Europe, the Middle East, and Africa revenue was down by 8 percent, Latin America by 15 percent, however Asia/Pacific was up by 26 percent, reflecting an improvement in the economic conditions in Asia. ISS operating profits were down in the first half due to international set up costs and lower volumes.

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES
                                    FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

                               As of June 30, 1999
                                   (Unaudited)
               (Dollars in thousands except for per share amounts)


Segment Information (continued)
-------------------------------

M&D operating profit was up by $20,912, or 204.6 percent, for the first half over 1998 primarily due to increased inter-company software sales to NASS, cost reduction efforts by the ATM manufacturing unit, and changes in inter-company pricing.

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

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES
                                    FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

                               As of June 30, 1999
                                   (Unaudited)
               (Dollars in thousands except for per share amounts)


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

- changes in the Registrant's relationships with customers, suppliers, distributors, and/or partners in its business ventures;

- changes in political, economic, or other factors such as currency exchange rates, inflation rates, recessionary or expansive trends, taxes and regulations and laws affecting the worldwide business in each of Registrant's operations;

- acceptance of the Registrant's product and technology introductions in the marketplace;

-    unanticipated litigation, claims or assessments;

- the ability to replace revenues generated by IBM as its primary international distributor; and

-    the ability to implement the steps of the corporate realignment program.

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES
                                    FORM 10-Q
                           PART II. OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)                Exhibits

   3.1      (i)    Amended and Restated Articles of Incorporation of
                   Diebold, Incorporated -- incorporated by reference to
                   Exhibit 3.1(i) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1994

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

   4. Rights Agreement dated as of February 11, 1999 between Diebold, Incorporated and the Bank of New York --incorporated by reference to Exhibit 4.1 to Registrant's Registration Statement on Form 8-A dated February 11, 1999.

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

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES
                                    FORM 10-Q
                           PART II. OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)               Exhibits (Continued)

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

*10.8     (iii)   Amendment No. 2 to the 1991 Equity and Performance Incentive
                  Plan as Amended and Restated.

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

(b)               Reports on Form 8-K.

                  No reports on Form 8-K were filed during the second quarter of 1999.

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES
                                    FORM 10-Q
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                              DIEBOLD, INCORPORATED
                                      --------------------------------------
                                                   (Registrant)






Date :  July 29, 1999            By:  /s/ Robert W. Mahoney
        -------------                -------------------------------------------
                                      Robert W. Mahoney
                                      Chairman of the Board, President and Chief
                                      Executive Officer





Date :  July 29, 1999            By:  /s/ Gerald F. Morris
        -------------                -------------------------------------------
                                      Gerald F. Morris
                                      Executive Vice President and
                                      Chief Financial Officer
                                      (Principal Accounting and Financial
                                      Officer)

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES
                                    FORM 10-Q
                                INDEX TO EXHIBITS

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT NO.                                                             PAGE NO.

   3.1    (i)   Amended and Restated Articles of Incorporation of
                Diebold, Incorporated -- incorporated by                   --
                reference to Exhibit 3.1(i) of Registrant's
                Annual Report on Form 10-K for the year ended
                December 31, 1994                                          --

   3.1    (ii)  Code of Regulations -- incorporated by reference to
                Exhibit 4(c) to Registrant's Post-Effective
                Amendment No. 1 to Form S-8 Registration Statement
                No. 33-32960.                                              --

   3.2          Certificate of Amendment by Shareholders to
                Amended Articles of Incorporation of Diebold,
                Incorporated -- incorporated by reference to
                Exhibit 3.2 to Registrant's Form 10-Q for the
                quarter ended March 31, 1996.                              --

   3.3          Certificate of Amendment to Amended Articles of
                Incorporation of Diebold, Incorporated --
                incorporated by reference to Exhibit 3.3 of
                Registrant's Annual Report on Form 10-K for the
                year ended December 31, 1998.                              --

   4.           Rights Agreement dated as of February 11, 1999
                between Diebold, Incorporated and the Bank of
                New York -- incorporated by reference to Exhibit
                4.1 to Registrant's Registration Statement on
                Form 8-A dated February 11, 1999.                          --

 *10.1          Form of Employment Agreement as amended and
                restated as of September 13, 1990 --
                incorporated by reference to Exhibit 10.1 to
                Registrant's Annual Report on Form 10-K for the
                year ended December 31, 1990.                              --

 *10.2          Schedule of Certain Officers who are Parties to
                Employment Agreements in the form of Exhibit 10.1.         19

 *10.5    (i)   Supplemental Employee Retirement Plan (as amended
                January 1, 1994) -- incorporated by  reference
                to Exhibit 10.5 of Registrant's Annual Report on
                Form 10-K for the year ended December 31, 1994.            --

 *10.5    (ii)  Amendment No. 1 to the Amended and Restated
                Supplemental Retirement Plan -- incorporated by
                reference to Exhibit 10.5 (ii) to Registrant's
                Form 10-Q for the quarter ended March 31, 1998.            --

 *10.7    (i)   1985 Deferred Compensation Plan for Directors of
                Diebold, Incorporated -- incorporated by
                reference to Exhibit 10.7 to Registrant's Annual
                Report on Form 10-K for the year ended December
                31, 1992.                                                  --

 *10.7    (ii)  Amendment No. 1 to the Amended and Restated 1985
                Deferred Compensation Plan for Directors of
                Diebold, Incorporated -- incorporated by
                reference to Exhibit 10.7 (ii) to Registrant's
                Form 10-Q for the quarter ended March 31, 1998.            --

                     DIEBOLD, INCORPORATED AND SUBSIDIARIES
                                    FORM 10-Q
                           PART II. OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

 EXHIBIT NO.    Exhibits (Continued)                                    PAGE NO.
------------                                                          ----------

*10.8   (i)     1991 Equity and Performance Incentive Plan as Amended
                and Restated -- incorporated by reference to
                Exhibit 10.8 to Registrant's Form 10-Q for the quarter
                ended March 31, 1997.                                      --

*10.8   (ii)    Amendment No. 1 to the 1991 Equity and Performance
                Incentive Plan as Amended and Restated -- incorporated
                by reference to Exhibit 10.8 (ii) to the Registrant's
                Form 10-Q for the quarter ended September 30, 1998.        --


*10.8   (iii)   Amendment No. 2 to the 1991 Equity and Performance
                Incentive Plan as Amended and Restated.                    20

*10.9 Long-Term Executive Incentive Plan -- incorporated by reference to Exhibit 10.9 of Registrant's Annual
                Report on Form 10-K for the year ended December 31,
                1993.                                                      --

*10.10  (i)     1992 Deferred Incentive Compensation Plan (as amended
                and restated as of July 1, 1993) -- incorporated by
                reference to Exhibit 10.10 to Registrant's Annual
                Report on Form 10-K for the year ended December 31,
                1993.                                                      --

*10.10  (ii)    Amendment No. 1 to the Amended and Restated 1992
                Deferred Incentive Compensation Plan --
                incorporated by reference to Exhibit 10.10 (ii) to
                Registrant's Form 10-Q for the quarter ended March 31,
                1998.                                                      --

*10.10  (iii)   Amendment No. 2 to the Amended and Restated 1992
                Deferred Incentive Compensation Plan --
                incorporated by reference to Exhibit 10.10 (iii) to
                Registrant's Form 10-Q for the quarter ended September
                30, 1998.                                                  --

*10.11          Annual Incentive Plan -- incorporated by reference to
                Exhibit 10.11 to Registrant's Annual Report on Form
                10-K for the year ended December 31, 1992.                 --

*10.13  (i)     Forms of Deferred Compensation Agreement and Amendment
                No. 1 to Deferred Compensation Agreement --
                incorporated by reference to Exhibit 10.13 to
                Registrant's Annual Report on Form 10-K for the year
                ended December 31, 1996.                                   --

*10.13  (ii)    Section 162(m) Deferred Compensation Agreement
                (as amended and restated January 29, 1998) --
                incorporated by reference to Exhibit 10.13 (ii) to
                Registrant's Form 10-Q for the quarter ended March 31,
                1998.                                                      --

*10.14 Deferral of Stock Option Gains Plan -- incorporated by reference to Exhibit 10.14 of Registrant's Annual
                Report on Form 10-K for the year ended December 31,
                1998.                                                      --

 27.            Financial Data Schedule.                                   21