Form 10-Q
period 1999-09-30
DIEBOLD INC
filed 1999-10-29
CIK 28823

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1999

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from .........to .........

Commission file number 1-4879

DIEBOLD, INCORPORATED
(Exact name of registrant as specified in its charter)

Ohio	34-0183970

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

5995 Mayfair Road, PO Box 3077, North Canton, Ohio	44720-8077

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (330) 490-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of Common Shares, as of the latest practicable date.

Class	Outstanding at October 27, 1999
Common Shares $1.25 Par Value	70,936,608 Shares

DIEBOLD, INCORPORATED AND SUBSIDIARIES

FORM 10-Q

DIEBOLD, INCORPORATED AND SUBSIDIARIES

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except for per share amounts)

	(Unaudited )
	September 30, 1999	December 31, 1998

ASSETS

Current assets
Cash and cash equivalents	$16,805	$42,540

Short-term investments	43,438	37,433

Trade and notes receivable	319,821	266,891

Inventories	127,818	127,880

Prepaid expenses and other current assets	72,817	68,804

Total current assets	580,699	543,548

Securities and other investments	215,337	168,008

Property, plant and equipment, at cost	292,380	278,435

Less accumulated depreciation and amortization	147,631	131,304

	144,749	147,131

Finance receivables	71,342	65,573

Other assets	87,329	79,928

	$1,099,456	$1,004,188

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable and other current liabilities	$190,783	$177,548

Deferred income	76,125	57,985

Total current liabilities	266,908	235,533

Bonds payable	20,800	20,800

Pensions	25,245	22,745

Postretirement benefits	22,395	22,246

Minority interest	3,928	3,741

Shareholders’ equity
Preferred Shares, no par value, authorized 1,000,000 shares, none issued
Common shares, par value $1.25, authorized 125,000,000, issued 69,609,223 and 69,494,483 shares, respectively; outstanding 68,957,155 and 68,880,761 shares, respectively	87,012	86,868

Additional capital	45,795	43,281

Retained earnings	666,538	604,227

Treasury shares, at cost (652,068 and 613,722 shares, respectively)	(23,067)	(21,902)

Accumulated other comprehensive income	(15,257)	(12,802)

Other	(841)	(549)

Total shareholders’ equity	760,180	699,123

	$1,099,456	$1,004,188

      See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands except for per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	1999	1998	1999	1998

Net Sales
Products	$188,871	$175,308	$534,495	$542,339

Services	123,907	111,983	358,762	321,283

	312,778	287,291	893,257	863,622

Cost of sales
Products	109,951	109,747	312,003	334,019

Special charges	—	—	—	9,864

Services	89,010	77,505	255,343	227,544

	198,961	187,252	567,346	571,427

Gross Profit	113,817	100,039	325,911	292,195

Selling and administrative expense	55,484	45,243	153,653	143,995

Research, development and engineering expense	10,296	12,356	35,532	41,329

Realignment charges	—	—	—	51,253

	65,780	57,599	189,185	236,577

Operating Profit	48,037	42,440	136,726	55,618

Investment income	5,413	4,565	15,579	13,896

Miscellaneous, net	(2,643)	(133)	(5,789)	(2,146)

Minority interest	(531)	(425)	(674)	(817)

Income before taxes	50,276	46,447	145,842	66,551

Taxes on income	17,622	17,056	52,503	24,753

Net income	$32,654	$29,391	$93,339	$41,798

Basic weighted-average shares outstanding	68,954	68,905	68,943	69,009

Diluted weighted-average shares outstanding	69,157	69,137	69,160	69,382

Basic earnings per share	$0.47	$0.43	$1.35	$0.61

Diluted earnings per share	$0.47	$0.43	$1.35	$0.60

Cash dividends paid per Common Share	$0.15	$0.14	$0.45	$0.42

      See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,

	1999	1998

Cash flow from operating activities:

Net income	$93,339	$41,798

Adjustments to reconcile net income to cash provided by operating activities Minority share of income	674	817

Depreciation	19,872	15,570

Other charges and amortization	14,759	(8,775)

Goodwill written off under realignment plan	—	23,001

Cash used by changes in certain assets and liabilities	(65,636)	(4,410)

Changes in deferred income	18,140	17,181

Other	25,184	40,873

Net cash provided by operating activities	106,332	126,055

Cash flow from investing activities:

Proceeds from maturities and sale of investments	37,026	30,476

Payments for purchases of investments	(96,277)	(37,529)

Capital expenditures	(21,003)	(25,962)

Increase in net finance receivables	(6,397)	(9,959)

Increase in certain other assets	(15,397)	(15,651)

Other	—	(71)

Net cash used by investing activities	(102,048)	(58,696)

Cash flow from financing activities:

Dividends paid	(31,025)	(29,005)

Distribution for purchase of IBM’s share of minority interest in InterBold	—	(16,141)

Distribution of affiliate’s earnings to minority interest holder	(1,000)	—

Issuance and repurchase of Common shares	1,493	(7,188)

Other	513	—

Net cash used by financing activities	(30,019)	(52,334)

Increase/(decrease) in cash and cash equivalents	(25,735)	15,025

Cash and cash equivalents at the beginning of the period	42,540	20,296

Cash and cash equivalents at the end of the period	$16,805	$35,321

      See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except for per share amounts)

1.	The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998. In addition, the Registrant’s statements in this Form 10-Q report may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. A discussion of these risks and uncertainties is contained in the management’s discussion and analysis of financial condition and results of operations in this Form 10-Q. The results of operations for the nine-month period ended September 30, 1999 are not necessarily indicative of results to be expected for the full year.

2.	The basic and diluted earnings per share computations in the condensed consolidated statements of income are based on the weighted-average number of shares outstanding during each period reported. The following data show the amounts used in computing earnings per share and the effect on the weighted-average number of shares of dilutive potential common stock.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	1999	1998	1999	1998

Numerator:

Income used in basic and diluted earnings per share	$32,654	$29,391	$93,339	$41,798

Denominator:

Basic weighted-average shares	68,954	68,905	68,943	69,009

Effect of dilutive fixed stock options	203	232	217	373

Diluted weighted-average shares	69,157	69,137	69,160	69,382

Basic earnings per share	$0.47	$0.43	$1.35	$0.61

Diluted earnings per share	$0.47	$0.43	$1.35	$0.60

Anti-dilutive shares not used in calculating diluted weighted-average shares	1,402	1,248	1,372	1,183

3.	Inventory detail at:	September 30, 1999	December 31, 1998
	Finished goods and service parts	$16,663	$43,835

	Work in process	110,928	83,873

	Raw materials	227	172

	Total inventory	$127,818	$127,880

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands except for per share amounts)

4.	The Registrant has reclassified the presentation of certain prior-year information to conform with the current presentation format.

5.	The Registrant displays the accumulated balance of other comprehensive income separately from retained earnings and additional capital in the equity section of the Balance Sheet. Items considered to be other comprehensive income include adjustments made for foreign currency translation (under SFAS No. 52), pensions (under SFAS No. 87) and unrealized holding gains and losses on available-for-sale securities (under SFAS No. 115). Comprehensive income for the three months ended September 30, 1999 and 1998 was $31,139 and $28,518, respectively. Comprehensive income for the nine months ended September 30, 1999 and 1998 was $90,884 and $41,165, respectively.

6.	In the second quarter of 1998, the Registrant recognized realignment and special charges of $61,117 ($41,850 after-tax or $0.60 per diluted share) in connection with a corporate-wide realignment program. Exit costs were accounted for under EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” Long-lived asset impairments were accounted for under SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of.” Inventory related charges were taken when it was determined that the utility, as a result of the realignment decisions, was less than the cost for the affected inventory.

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

Termination pay and separation costs were estimated to be $8,269. More than 600 employee associates were estimated to be terminated. At September 30, 1999, 560 jobs had been terminated. The estimated costs in this category included the termination pay, job outplacement and fringe benefit costs for each eliminated job. Terminations came from all areas of the corporation.

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

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
(In thousands except for per share amounts)

	Facility Closing	Employee
	and Write Down of	Associate	Other Exit
	Assets	Costs	Costs	Total

Realignment accrual at December 31, 1998	$2,077	$4,576	$4,595	$11,248

1st quarter activity	(307)	(490)	(1,100)	(1,897)

2nd quarter activity	(242)	(217)	(1,141)	(1,600)

3rd quarter activity	(287)	(122)	(974)	(1,383)

Balance at September 30, 1999	$1,241	$3,747	$1,380	$6,368

7.	The Registrant has defined its operating segments into four main areas: North American Sales and Service (NASS), International Sales and Service (ISS), Manufacturing and Development (M&D) and Corporate. These segments are organized under the supervision of the Diebold Executive Management Team and are evaluated based on the following information presented: revenues from customers, revenues from inter-segment transactions, and operating profit contribution to the total corporation. All inter-segment transactions are eliminated to arrive at the total corporation revenue and operating profit. All income and expense items below operating profit are not allocated to the segments and are not disclosed.

NASS sells and services financial and retail systems in the United States and Canada. NASS also has customer revenues on the servicing of medical systems in the United States and Canada. ISS sells and services financial, retail, educational and medical systems over the remainder of the globe. M&D designs, develops and manufactures the equipment sold to NASS and ISS and also sells medical and educational systems to external North American customers. 1998 financial information has been restated to show all revenues from IBM reclassified to the ISS segment from the M&D segment. As permitted under SFAS No. 131, certain information not routinely used in the management of these segments, information not allocated back to the segments or information that is impractical to report is not shown. Items not disclosed are as follows: interest revenue, interest expense, depreciation, amortization expense, equity in the net income of investees accounted for by the equity method, income tax expense or benefit, extraordinary items, significant non-cash items and long-lived assets.

	NORTH AMERICAN	INTERNATIONAL	MANUFACTURING &	CORPORATE/
	SALES AND SERVICE	SALES AND SERVICE	DEVELOPMENT	ELIMINATION	TOTAL

3RD QUARTER 1999 SEGMENT

INFORMATION BY GROUP

Customer revenues	$233,281	$67,278	$11,929	$290	$312,778

Inter-segment revenues	4,356	551	134,143	(139,050)	—

Operating profit	41,235	3,586	11,910	(8,694)	48,037

3RD QUARTER 1998 SEGMENT

INFORMATION BY GROUP

Customer revenues	$220,974	$55,282	$10,537	$498	$287,291

Inter-segment revenues	6,750	51	112,468	(119,269)	—

Operating profit	41,163	8,845	5,808	(13,376)	42,440

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands except for per share amounts)

	NORTH	INTERNA-
	AMERICAN	TIONAL	MANUFACTURING		REALIGNMENT
	SALES AND	SALES AND	&	CORPORATE/	AND SPECIAL	TOTAL
	SERVICE	SERVICE	DEVELOPMENT	ELIMINATION	CHARGES

3RD QUARTER 1999 YTD
SEGMENT INFORMATION
BY GROUP

Customer revenues	$690,113	$174,641	$27,984	$519	$—	$893,257

Inter-segment revenues	9,829	784	451,550	(462,163)	—	—

Operating profit	115,520	9,103	43,041	(30,938)	—	136,726

3RD QUARTER 1998 YTD
SEGMENT INFORMATION
BY GROUP

Customer revenues	$660,680	$173,917	$28,966	$59	$—	$863,622

Inter-segment revenues	20,652	227	398,520	(419,399)	—	—

Operating profit	108,975	26,974	16,027	(35,241)	(61,117)	55,618

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

As of September 30, 1999
(Unaudited)
(Dollars in thousands except for per share amounts)

Changes in Financial Condition

The Registrant continued to show a strong balance sheet at September 30, 1999. Total assets for the third quarter ended September 30, 1999 were $1,099,456, up $95,268, or 9.5 percent from December 31, 1998. Total current assets are up $37,151: notes receivable are up $13,043, trade receivables are up $39,887, and short-term investments are up $6,005 while inventories are down by $62. Marketable securities and other investments are up $47,329. Net property, plant and equipment is down $2,382 and other assets are up $7,401.

Total liabilities of $339,276 are up $34,211 from December 31, 1998. Current liabilities are up $31,375, deferred income is up $18,140, while accounts payable are down $9,727 and accrued realignment liability decreased $4,880. The current asset to current liability ratio is at 2.2.

Future capital expenditures and increases in working capital are expected to be financed primarily through internally generated funds. The Registrant’s investment portfolio is available for any funding needs if required. External financing is also available if needed through the Registrant’s lines of credit. At September 30, 1999, the Registrant had unused lines of credit approximating $165,000, all unrestricted as to use. These lines of credit represent an additional and immediate source of liquidity.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

As of September 30, 1999
(Unaudited)
(Dollars in thousands except for per share amounts)

Changes in Financial Condition (continued)

Shareholders’ equity is up $61,057 over December 31, 1998; with retained earnings up $62,311, net stock related activity was an increase to equity of $1,493, and accumulated other comprehensive income decreased by $2,455. Shareholders’ equity per Common Share at September 30, 1999 increased to $11.03 from $10.15 at December 31, 1998. The third quarter cash dividend of $0.15 per share was paid on September 3, 1999 to shareholders of record on August 13, 1999. On October 12, 1999, the fourth quarter cash dividend of $0.15 per share was declared payable on December 3, 1999 to shareholders of record on November 12, 1999. Diebold, Incorporated shares are listed on the New York Stock Exchange under the symbol of DBD. The market price during the first nine months of 1999 fluctuated within the range of $20.75 and $39.88.

Results of Operation

Third Quarter 1999 Comparison to Third Quarter 1998

Overall, net sales for the third quarter of 1999 increased from the same period in 1998 by $25,487 or 8.9 percent. Product revenue showed an increase of $13,563, or 7.7 percent over the third quarter of 1998, despite the reduction in IBM business. Net service sales for the quarter were up from the prior year by $11,924 or 10.6 percent, reflecting the Registrant’s strategic emphasis on providing a greater mix of value-added services to its customers. Gross profit of $113,817 was $13,778, or 13.8 percent higher than the same quarter last year. Product gross profit margin of 41.8 percent was up significantly over 1998 product gross profit margin of 37.4 percent, confirming the higher gross margins associated with a direct international sales channel. In addition, the higher mix of software revenue in spite of the sharp drop off of year 2000 remediation sales to the Registrant’s customers is also reflected in the increase in product gross profit margin. Total operating expenses of $65,780 are greater than 1998 by $8,181, or 14.2 percent, and are higher as a percent of revenue versus 1998 (21.0 in 1999 versus 20.0 in the same quarter 1998.) As expected, the increase is due in large part from the costs of developing and maintaining the direct international sales channel. This increase is offset by the higher product margin percentage verses the prior year margin which included the wholesale IBM business. Third quarter 1998 operating expense also included the full impact of the realignment cost reductions implemented at the end of the second quarter 1998. Net income was up by 11.1 percent over third quarter 1998 net income resulting in third quarter diluted earnings per share of $0.47.

Nine Month 1999 Comparison to Nine Month 1998

Consolidated net sales of $893,257 for the nine-month period ended September 30, 1999 were up by $29,635, or 3.4 percent from the same period in 1998. Product sales were down $7,844, or 1.4 percent, while service sales for the nine-month period were up from the prior year by $37,479 or 11.7 percent. Total gross profit margin, excluding realignment charges, increased by 1.5%. Product gross margin of 41.6 percent was an increase over the same period 1998 gross margin of 38.4 percent, while service gross margin was 28.8 percent, down 0.4 percent from 1998 service gross margin of 29.2. Total operating expenses (excluding realignment charges) for the nine-month period ended September 30, 1999 of $189,185 are higher than the same period 1998 by $3,861, or 2.1 percent, but are lower as a percent of revenue versus 1998 (21.2 in 1999 versus 21.5 in

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

As of September 30, 1999
(Unaudited)
(Dollars in thousands except for per share amounts)

Results of Operation (continued)

Nine Month 1999 Comparison to Nine Month 1998 (continued)

1998.) Net income of $93,339 for the nine month period ended September 30, 1999 was favorable by 11.6 percent over the same period 1998 net income of $83,648 (excluding realignment and special charges of $41,850 after taxes), resulting in diluted earnings per share of $1.35, an increase of 11.6 percent over 1998.

The Registrant’s operating results and the amount and timing of revenue are affected by numerous factors including production schedules, customer priorities, sales volume, and sales mix. During the past several years, the Registrant has dramatically changed the focus of its self-service business to that of a total solutions approach. The value of unfilled orders is not a meaningful indicator of future revenues due to the significant portion of revenues derived from the Registrant’s growing service-based business, for which order information is not recorded. Therefore, the Registrant believes that backlog information is not material to an understanding of its business and does not disclose backlog information.

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

Industry-wide banking trends such as bank mega-mergers, as well as the transition from IBM to the Registrant’s own international distribution channels, prompted the re-evaluation of the Registrant’s business plans and organizational structure. North American facilities were consolidated and certain facilities were closed. More than 600 jobs were estimated to be eliminated. At September 30, 1999, 560 jobs had been terminated. The Registrant estimated savings of $22,000 annually from the realignment program.

Segment Information

NASS customer revenues increased by $12,307, or 5.6 percent from the third quarter 1998 of $220,974 to $233,281 in the third quarter of 1999. For the nine-month period ending September 30, 1999 customer revenues were up by $29,433 or 4.5 percent overall. Operating profits for the same period were up by $6,545, or 6.0 percent.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

As of September 30, 1999
(Unaudited)
(Dollars in thousands except for per share amounts)

Segment Information (continued)

International Sales and Service customer revenues were up for the third quarter of 1999 over the same quarter of 1998 by $11,996, or 21.7 percent. The Registrant has aggressively expanded its international distribution channels to replace IBM in the first three quarters of 1999. New subsidiaries for the nine-month period ending September 30, 1999 have been established in Argentina, Colombia, Poland, Thailand, France, Spain, Hungary and Austria. In addition sales support offices in Hong Kong, the United Kingdom and Germany have become full function direct sale channels in 1999. Total international product sales were up by 12 percent for the third quarter of 1999, despite the sharp fall off of IBM business. Sales through Diebold direct international sales channels increased 82 percent in the third quarter 1999 over the same period 1998, reflecting the progress the Registrant has made in growing its direct distribution channels. Europe, the Middle East, and Africa revenue increased by 24 percent, Asia/Pacific was up by 64 percent, however Latin America revenue was down by 13 percent.

M&D operating profit was up by $27,014 for the nine-month period ended September 30, 1999 over 1998, although customer revenues for the same period were down by $982, or 3.4 percent. Customer revenue for the third quarter 1999 of $11,929 was an increase by $1,392 or 13.2 percent of third quarter 1998 customer revenue of $10,537.

Year 2000 Disclosure

The Registrant is highly committed to provide products and systems that are ready to operate in the year 2000 and beyond. Strategic initiatives have been under way to address the readiness of products delivered to our customers, corporate business systems, and the readiness of the Registrant’s suppliers. All of these initiatives are in place to assist in the continued delivery of products and services to our customers without interruption.

The Registrant is actively pursuing the Year 2000 Readiness of its corporate systems. The project was initiated in 1996 within the corporate Information Systems department. By late 1997, all corporate applications were inventoried and categorized as active, inactive, or Year 2000 Ready. By April 1999, we completed the evaluation and remediation, if necessary, of all of the active applications including Service Invoicing, Customer Information systems, Service systems, Dispatch systems, and Financial systems. We also installed a new Enterprise system, verified to be Year 2000 Ready by the system provider that addresses Manufacturing, Order Entry, and links to the other corporate applications.

During the months of May through June 1999, validation testing was completed on our corporate systems. These systems will be continually monitored through the year 2000 rollover. As required by standard accounting practice, the Registrant is expensing as incurred all costs associated with these remediation initiatives. The costs are not expected to have a material effect on the Registrant’s financial position or results of operation.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

As of September 30, 1999
(Unaudited)
(Dollars in thousands except for per share amounts)

Year 2000 Disclosure (continued)

The Registrant has also contacted suppliers to assess their level of readiness for operating in the year 2000 and beyond. Additional questionnaires were forwarded and received from Suppliers identified as Mission Critical. The questionnaires have been audited by the corporate Information Systems department and Commodity Managers. The few Suppliers whose responses do not meet our Information Systems group’s audit criteria will be contacted for additional information and potentially visited on-site to ensure Y2K Readiness before November 1999.

The Registrant has formed an Oversight Committee to continually review issues related to the Year 2000 requirements. This Committee, consisting of senior management members, remains focused on the completion of all year 2000 related initiatives, and appropriation of sufficient resources to ensure timely completion of year 2000 activities. Additional Year 2000 information on products and services can be found on the Registrant’s Web site at “www.diebold.com”.

It is important to recognize that although the Registrant’s systems may be ready, it is equally important for all to remember that each party must check the interaction of their systems with external systems.

Forward-Looking Statement Disclosure

In the Registrant’s written or oral statements, the use of the words “believes,” “anticipates,” “expects” and similar verbs is intended to identify forward-looking statements which have been made and may in the future be made by or on behalf of the Registrant, including statements concerning future operating performance, the Registrant’s share of new and existing markets, and the Registrant’s short- and long-term revenue and earnings growth rates. The Registrant gives no assurance that its goals will be realized, and it is under no obligation to report changes to its outlook. Readers are cautioned not to place undue reliance on these forward-looking statements. The Registrant’s uncertainties could cause actual results to differ materially from those anticipated in forward-looking statements. These include, but are not limited to:

•	competitive pressures, including pricing pressures and technological developments;

•	changes in the Registrant’s relationships with customers, suppliers, distributors, and/or partners in its business ventures;

•	changes in political, economic, or other factors such as currency exchange rates, inflation rates, recessionary or expansive trends, taxes and regulations and laws affecting the worldwide business in each of Registrant’s operations;

•	acceptance of the Registrant’s product and technology introductions in the marketplace;

•	unanticipated litigation, claimsor assessments; and

•	the ability to replace revenues generated by IBM as its primary international distributor.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Registrant does not have material exposure to interest rate risk, foreign currency exchange rate risk or commodity price risk.

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Subsequent Events

Effective October 21, 1999, the Registrant purchased all of the outstanding stock of Procomp Amazonia Industria Eletronica, S.A., a Brazilian manufacturer of innovative technological solutions including personal computers, servers, software, professional services, and retail and banking automation equipment. The purchase price was $225 million, which was paid in a combination of cash and stock. The Registrant issued 1,710,214 Common Shares on October 21, 1999 as part of the acquisition. The purchase price was arrived at after careful analysis of Procomp’s historical performance, current financial status and projected future growth. The cash portion of the purchase price was funded by the use of operating funds, liquidation of investments and drawing on short term lines of credit.

As part of the acquisition, the Registrant acquired property, plant and equipment used in the manufacture and distribution of Procomp’s products. The Registrant intends to leave existing operations in place as each product line will be evaluated over the next year for continued feasibility

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)		Exhibits

3.1	(i)	Amended and Restated Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.1(i) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994

3.1	(ii)	Code of Regulations — incorporated by reference to Exhibit 4(c) to Registrant’s Post-Effective Amendment No. 1 to Form S-8 Registration Statement No. 33-32960.

3.2		Certificate of Amendment by Shareholders to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.2 to Registrant’s Form 10-Q for the quarter ended March 31, 1996.

3.3		Certificate of Amendment to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.3 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.

4.		Rights Agreement dated as of February 11, 1999 between Diebold, Incorporated and the Bank of New York — incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form 8-A dated February 11, 1999.

*10.1		Form of Employment Agreement as amended and restated as of September 13, 1990 — incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990.

*10.2		Schedule of Certain Officers who are Parties to Employment Agreements in the form of Exhibit 10.1 — incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended June30, 1999.

*10.5	(i)	Supplemental Employee Retirement Plan (as amended

January 1, 1994) — incorporated by reference to Exhibit 10.5 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.

*10.5	(ii)	Amendment No. 1 to the Amended and Restated Supplemental Retirement Plan — incorporated by reference to Exhibit 10.5 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998.

*10.7	(i)	1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992.

*10.7	(ii)	Amendment No. 1 to the Amended and Restated 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998.

*10.8	(i)	1991 Equity and Performance Incentive Plan as Amended and Restated — incorporated by reference to Exhibit 10.8 to Registrant’s Form 10-Q for the quarter ended March 31, 1997.

*		Reflects management contract or other compensatory arrangement.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)		Exhibits (Continued)

*10.8	(ii)	Amendment No. 1 to the 1991 Equity and Performance Incentive Plan as Amended and Restated — incorporated by reference to Exhibit 10.8 (ii) to the Registrant’s Form 10-Q for the quarter ended September 30, 1998.

*10.8	(iii)	Amendment No. 2 to the 1991 Equity and Performance Incentive Plan as Amended and Restated — incorporated by reference to Exhibit 10.8 (iii) to the Registrant’s Form 10-Q for the quarter ended June 30, 1999.

*10.9		Long-Term Executive Incentive Plan — incorporated by reference to Exhibit 10.9 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.

*10.10	(i)	1992 Deferred Incentive Compensation Plan (as amended and restated as of July 1, 1993) — incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.

*10.10	(ii)	Amendment No. 1 to the Amended and Restated 1992 Deferred Incentive Compensation Plan — incorporated by reference to Exhibit 10.10 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998.

*10.10	(iii)	Amendment No. 2 to the Amended and Restated 1992 Deferred Incentive Compensation Plan — incorporated by reference to Exhibit 10.10 (iii) to Registrant’s Form 10-Q for the quarter ended September 30, 1998.

*10.11		Annual Incentive Plan — incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992.

*10.13	(i)	Forms of Deferred Compensation Agreement and Amendment No. 1 to Deferred Compensation Agreement — incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.

*10.13	(ii)	Section 162(m) Deferred Compensation Agreement (as amended and restated January 29, 1998) — incorporated by reference to Exhibit 10.13 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998.

*10.14		Deferral of Stock Option Gains Plan — incorporated by reference to Exhibit 10.14 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.

27.		Financial Data Schedule.

*		Reflects management contract or other compensatory arrangement.

(b)		Reports on Form 8-K.

No reports on Form 8-K were filed during the third quarter of 1999.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIEBOLD, INCORPORATED (Registrant)

Date:	October 27, 1999	By:	/s/ Robert W. Mahoney Robert W. Mahoney Chairman of the Board, President and Chief Executive Officer

Date:	October 27, 1999	By:	/s/ Robert L. Stockamp Robert L. Stockamp Vice President and Controller (Interim Principal Accounting and Financial Officer)

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
INDEX TO EXHIBITS

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT NO.			PAGE NO.

3.1	(i)	Amended and Restated Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.1(i) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994	—

3.1	(ii)	Code of Regulations — incorporated by reference to Exhibit 4(c) to Registrant’s Post-Effective Amendment No. 1 to Form S-8 Registration Statement No. 33-32960.	—

3.2		Certificate of Amendment by Shareholders to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.2 to Registrant’s Form 10-Q for the quarter ended March 31, 1996.	—

3.3		Certificate of Amendment to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.3 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.	—

4.		Rights Agreement dated as of February 11, 1999 between Diebold, Incorporated and the Bank of New York — incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form 8-A dated February 11, 1999.	—

*10.1		Form of Employment Agreement as amended and restated as of September 13, 1990 — incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990.	—

*10.2		Schedule of Certain Officers who are Parties to Employment Agreements in the form of Exhibit 10.1— incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended June 30, 1999.	—

*10.5	(i)	Supplemental Employee Retirement Plan (as amended January 1, 1994) — incorporated by reference to Exhibit 10.5 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.	—

*10.5	(ii)	Amendment No. 1 to the Amended and Restated Supplemental Retirement Plan — incorporated by reference to Exhibit 10.5 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998.	—

*10.7	(i)	1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992.	—

*10.7	(ii)	Amendment No. 1 to the Amended and Restated 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998.	—

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT NO.		Exhibits (Continued)	PAGE NO.
*10.8	(i)	1991 Equity and Performance Incentive Plan as Amended and Restated — incorporated by reference to Exhibit10.8 to Registrant’s Form 10-Q for the quarter ended March 31, 1997.	—

*10.8	(ii)	Amendment No. 1 to the 1991 Equity and Performance Incentive Plan as Amended and Restated — incorporated by reference to Exhibit 10.8 (ii) to the Registrant’s Form 10-Q for the quarter ended September 30, 1998.	—

*10.8	(iii)	Amendment No. 2 to the 1991 Equity and Performance Incentive Plan as Amended and Restated — incorporated by reference to Exhibit 10.8 (iii) to Registrant’s Form 10-Q for the quarter ended June 30, 1999.	—

*10.9		Long-Term Executive Incentive Plan — incorporated by reference to Exhibit 10.9 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.	—

*10.10	(i)	1992 Deferred Incentive Compensation Plan (as amended and restated as of July 1, 1993) — incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.	—

*10.10	(ii)	Amendment No. 1 to the Amended and Restated 1992 Deferred Incentive Compensation Plan — incorporated by reference to Exhibit 10.10 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998.	—

*10.10	(iii)	Amendment No. 2 to the Amended and Restated 1992 Deferred Incentive Compensation Plan — incorporated by reference to Exhibit 10.10 (iii) to Registrant’s Form 10-Q for the quarter ended September 30, 1998.	—

*10.11		Annual Incentive Plan — incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992.	—

*10.13	(i)	Forms of Deferred Compensation Agreement and Amendment No. 1 to Deferred Compensation Agreement — incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.	—

*10.13	(ii)	Section 162(m) Deferred Compensation Agreement (as amended and restated January 29, 1998) — incorporated by reference to Exhibit 10.13 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998.	—

*10.14		Deferral of Stock Option Gains Plan — incorporated by reference to Exhibit 10.14 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.	—

27.		Financial Data Schedule.	20