Form 10-K
period 1999-12-31
DIEBOLD INC
filed 2000-03-06
CIK 28823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from .................... to....................

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
Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 1, 2000. The aggregate market value was computed by using the closing price on the New York Stock Exchange on March 1, 2000 of $24.75 per share.

Common Shares, Par Value $1.25 Per Share	$1,740,394,904

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class Common Shares $1.25 Par Value	Outstanding at March 1, 2000 71,158,405 Shares

DOCUMENTS INCORPORATED BY REFERENCE

(1)	PROXY STATEMENT FOR 2000 ANNUAL MEETING OF SHAREHOLDERS TO BE HELD APRIL 19, 2000

		PART OF 10-K
		INTO WHICH
CAPTION OR HEADING	PAGE NO.	INCORPORATED	ITEM NO.

Information about Nominees for Election as Directors	3-8	III	10

Executive Compensation	8-18	III	11

Annual Meeting of Shareholders; Security Ownership of Directors and Management	2-6	III	12

Compensation Committee Interlocks and Insider Participation	8	III	13

PART I.

ITEM 1. BUSINESS.

(a) General Development

      The Registrant was incorporated under the laws of the State of Ohio in August, 1876, succeeding a proprietorship established in 1859 and is engaged primarily in the sale, manufacture, installation and service of automated self-service transaction systems, electronic and physical security products, software and integrated systems. During 1999, no significant changes occurred in the manner of conducting the Registrant’s business, except for the acquisition of Procomp Amazonia Industria Eletronica S.A. On October 21, 1999, the Registrant acquired Procomp Amazonia Industria Eletronica, S.A. (Procomp), a Brazilian manufacturer and marketer of innovative technical solutions, including personal computers, servers, software, professional services and retail and banking automation equipment. The acquisition was effected in a combination of cash and stock for $222 million. Prior to the acquisition, Procomp was a major distributor for the Registrant in Latin America. Procomp results following the acquisition are consolidated with the results of the Registrant.

(b) Financial Information about Operating Segments

      In 1999, the Registrant redefined its operating segments to the following sales channels: North American Sales and Service (NASS), International Sales and Service (ISS) and a group of smaller sales channels which are combined in a category called Other. The NASS segment sells financial and retail systems, and also services financial, retail and medical systems in the United States and Canada. The ISS segment sells and services financial and retail systems over the remainder of the globe, including sales to IBM which was the Registrant’s former partner in the InterBold joint venture. The segment called Other, sells educational, medical, and other products and also services educational products in the United States. A reconciliation of segment customer revenues to Consolidated Net Sales and of segment operating contribution to Consolidated Operating Profit is contained in Note 16 to the Consolidated Financial Statements.

(c) Description of Business

      The Registrant develops, manufactures, sells and services automated teller machines (ATMs), electronic and physical security systems, various products used to equip bank facilities, software and integrated systems for global financial and commercial markets. Sales of systems and equipment are made directly to customers by the Registrant’s sales personnel and by manufacturer’s representatives and distributors. The sales/support organization works closely with customers and their consultants to analyze and fulfill the customers’ needs. Products are sold under contract for future delivery at agreed upon prices. In 1999, 1998, and 1997 the Registrant’s sales and services of financial systems and equipment accounted for more than 90% of consolidated net sales.

      The principal raw materials used by the Registrant are steel, copper, brass, lumber and plastics which are purchased from various major suppliers. Electronic parts and components are also procured from various suppliers. These materials and components are generally available in quantity at this time.

      The Registrant had no customers in 1999 that accounted for more than 10 percent of total net sales, while IBM, which was its partner in the InterBold joint venture, accounted for $51.6 million of the total net sales of $1.3 billion in 1999, $148.8 million of the total net sales of $1.2 billion in 1998, and $173.8 million of the total net sales of $1.2 billion in 1997.

ITEM 1. BUSINESS. — (continued)

      The Registrant’s operating results and the amount and timing of revenue are affected by numerous factors including production schedules, customer priorities, sales volume, and sales mix. During the past several years, the Registrant has dramatically changed the focus of its self-service business to that of a total solutions approach. The value of unfilled orders is not as meaningful an indicator of future revenues due to the significant portion of revenues derived from the Registrant’s growing service-based business, for which order information is not available. Therefore, the Registrant believes that backlog information is not material to an understanding of its business and does not disclose backlog information.

      All phases of the Registrant’s business are highly competitive; some products being in competition directly with similar products and others competing with alternative products having similar uses or producing similar results. The Registrant believes, based upon outside independent industry surveys, that it is a leading manufacturer of automated teller machines in the United States and is also a market leader internationally. In the area of automated transaction systems, the Registrant competes primarily with NCR Corporation, Triton, Siemens-Nixdorf, Dassault, Fujitsu, Itautec and Tidel. In serving the security products market for the financial services industry, the Registrant competes primarily with Mosler. Of these, some compete in only one or two product lines, while others sell a broader spectrum of products competing with the Registrant. However, the unavailability of comparative sales information and the large variety of individual products make it impossible to give reasonable estimates of the Registrant’s competitive ranking in or share of the market in its security product fields of activity. Many smaller manufacturers of safes, surveillance cameras, alarm systems and remote drive-up equipment are found in the market.

      The Registrant charged to expense approximately $43.0 million in 1999, $42.9 million in 1998, and $45.1 million in 1997 for research and development costs.

      Compliance by the Registrant with federal, state and local environmental protection laws during 1999 had no material effect upon capital expenditures, earnings or the competitive position of the Registrant and its subsidiaries.

      The total number of employees employed by the Registrant at December 31, 1999 was 9,935 compared with 6,489 at the end of the preceding year. The increase in 1999 is primarily due to the acquisition of Procomp Amazonia Industria Eletronica, S.A.

(d) Financial Information about International and U.S. Operations and Export Sales

      Sales to customers outside the United States as a percent of total consolidated net sales approximated 25.4 percent in 1999, 25.1 percent in 1998, and 26.1 percent in 1997.

ITEM 2. PROPERTIES.

      The Registrant’s corporate offices are located in North Canton, Ohio. It owns manufacturing facilities in Canton and Newark, Ohio; Lynchburg, Staunton and Danville, Virginia; and Sumter, South Carolina, and leases a manufacturing facility in Rancho Dominguez, California. The Registrant also has manufacturing facilities in Brazil and China. The Registrant has selling, service and administrative offices in the following locations: throughout the United States, and in Argentina, Australia, Austria, Brazil, China, Colombia, France, Germany, Hong Kong, Hungary, Poland, Russia, Singapore, South Africa, Spain, Taiwan, Thailand, the United Arab

Emirates, and the United Kingdom.The Registrant considers that its properties are generally in good condition, are well maintained, and are generally suitable and adequate to carry on the Registrant’s business.

ITEM 3. LEGAL PROCEEDINGS.

      At December 31, 1999, the Registrant was a party to several lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the Registrant’s financial position or results of operations. While in management’s opinion the financial statements would not be materially affected by the outcome of any present legal proceedings, commitments, or asserted claims, management is aware of a potential claim by the Internal Revenue Service concerning the Registrant’s corporate-owned life insurance programs. Management believes that it has complied with all applicable tax laws and regulations with respect to such programs and will vigorously contest any claim.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of security holders during the fourth quarter of 1999.

ITEM 4a. EXECUTIVE OFFICERS OF THE REGISTRANT.

      Refer to pages 6 through 8.

EXECUTIVE OFFICERS OF THE REGISTRANT

				Other Positions
			Year Elected	Held Last
Name	Age	Title	Present Office	Five Years

				1999

Robert W. Mahoney	63	Chairman of the Board	1999	Chairman of the Board President and Chief Executive Officer and Director

				1996-98

				Chairman of the Board and Chief Executive Officer and Director

				1993-96

				Chairman of the Board, President and Chief Executive Officer and Director

				1999

Walden W. O’Dell	54	President and Chief Executive Officer and Director	1999	Group Vice President, Tool Group and President of Ridge Tool Division — Emerson Electric Co.

				1991-99

				President — Liebert Corporation, a subsidiary of Emerson Electric Co.

				1997-99

David Bucci	48	Senior Vice President, North American Sales and Service (NASS)	1999	Group Vice President, NASS 1993-96 Vice President, NASS

EXECUTIVE OFFICERS OF THE REGISTRANT (continued)

				Other Positions
			Year Elected	Held Last
Name	Age	Title	Present Office	Five Years

				1997-99

Michael J. Hillock	48	Senior Vice President, ISS (International Sales and Service)	1999	Group Vice President, ISS 1993-97

				Vice President and General Manager, Sales and Service, Europe, Middle East and Africa

				1994-96

Alben W. Warf	61	Senior Vice President, Electronic Systems Development and Manufacturing	1996	Group Vice President, Self-Service Systems - Diebold

				1998-99

Charles J. Bechtel	54	Group Vice President, Global Services	1999	Vice President, Global Support Services
				1997-98

				Vice President, Information Systems

				1990-97

				Vice President, Marketing and Sales Operations

				1996-98

James L.M. Chen	39	Vice President and Managing Director, Asia-Pacific	1998	Philips Electronics China B.V. General Manager, Business Electronics

				1994-96

				AT&T China Company Limited, Managing Director, Global Information Solutions, China

EXECUTIVE OFFICERS OF THE REGISTRANT — (continued)

				Other Positions
			Year Elected	Held Last
Name	Age	Title	Present Office	Five Years

Warren W. Dettinger	46	Vice President, General Counsel and Assistant Secretary	1989	—

				1996-97

Reinoud G. J. Drenth	36	Vice President and Managing Director, Europe Middle East, and Africa	1997	Vice President Worldwide Marketing - Diebold
				1987-96

				NCR Corporation

				1995 — Marketing Vice President, Financial Services Industry

				1990-1999

Donald E. Eagon, Jr.	57	Vice President, Global Communications and Investor Relations	1999	Vice President Corporate Communications

				1995-99

Jack E. Finefrock	48	Vice President, NASS, Central Division	1999	Division Vice President, NASS, Central Division

				1989-95

				Regional Sales Manager

Charee Francis-Vogelsang	53	Vice President and Secretary	1983	—

Bartholomew J. Frazzitta	57	Vice President and General Manager, Physical Security Division	1990	—

Larry D. Ingram	53	Vice President, Procurement and Services	1993	—

EXECUTIVE OFFICERS OF THE REGISTRANT — (continued)

				Other Positions
			Year Elected	Held Last
Name	Age	Title	Present Office	Five Years

				1996-99

Dennis M. Moriarty	47	Vice President, NASS, Eastern Division	1999	Division Vice President, NASS, Eastern Division

				1993-96

				Area General Manager - Pitney Bowes Mailing Systems

				1994-99

Toni J. Portmann	44	Vice President, NASS, Western Division	1999	Division Vice President, NASS, Western Division

				1993-99

Anthony J. Rusciano	59	Vice President, NASS, Major Accounts Division	1999	Division Vice President, NASS, Major Accounts Division

Charles B. Scheurer	58	Vice President, Human Resources	1991	—

				1990-99

Robert L. Stockamp	56	Vice President and Corporate Controller and Interim Chief Financial Officer	1999	Vice President and Corporate Controller

				1984-97

Ernesto R. Unanue	58	Vice President and Managing Director, Latin America	1997	Vice President of Sales, Caribbean and South American Division

Robert J. Warren	53	Vice President and Treasurer	1990	—

There is no family relationship, either by blood, marriage or adoption, between any of the executive officers of the Registrant.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

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

      The Common Shares of the Registrant are listed on the New York Stock Exchange with a symbol of DBD. The price ranges of Common Shares for the Registrant are as follows:

	1999		1998		1997

	High	Low	High	Low	High	Low

1st Quarter	$39.88	$22.06	$55.31	$41.69	$44.88	$36.38

2nd Quarter	30.69	20.75	44.44	23.63	43.63	28.00

3rd Quarter	30.38	22.69	31.44	20.00	50.63	39.75

4th Quarter	27.63	19.69	36.88	19.13	50.94	42.13

Full Year	$39.88	$19.69	$55.31	$19.13	$50.94	$28.00

      There were approximately 98,462 shareholders at December 31, 1999, which includes an estimated number of shareholders who have shares held for their accounts by banks, brokers, trustees for benefit plans and the agent for the dividend reinvestment plan.

      On the basis of amounts paid and declared the annualized quarterly dividends per share were $0.60 in 1999 $0.56 in 1998, and $0.50 in 1997.

      On October 15, 1999, 230,015 Common Shares were issued from treasury for the acquisition of Nexus Software, Inc. The fair market value of the shares on the date of issue was $7,023,072; these shares are considered unregistered.

      On December 30, 1998, 30,060 Common Shares were issued from treasury to Gregg A. Searle, former President, who resigned on September 30, 1998. The shares represented the distribution of Mr. Searle’s deferred compensation account which had been allocated in Common Shares, and accordingly, no purchase price was paid by Mr. Searle. The fair market value of the shares on the date of issue was $1,043,653; these shares were considered unregistered.

ITEM 6. SELECTED FINANCIAL DATA.

      (Dollars in thousands except per share amounts)

	1999	1998	1997	1996	1995

Net Sales	$1,259,177	$1,185,707	$1,226,936	$1,030,191	$863,409

Net Income	128,856	76,148	122,516	97,425	76,209

Basic earnings per share	1.86	1.10	1.78	1.42	1.11

Diluted earnings per share	1.85	1.10	1.76	1.40	1.10

Total Assets	1,298,831	1,004,188	991,050	859,101	749,795

Cash dividends paid per Common Share	0.60	0.56	0.50	0.45	0.43

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Management’s Analysis of Results of Operations

      The table below presents the changes in comparative financial data from 1997 to 1999. Comments on significant year-to-year fluctuations follow the table.

	1999			1998			1997

		Percent	Percent		Percent	Percent		Percent
(Dollars in thousands except		of Net	Increase		of Net	Increase		of Net
per share amounts)	Amount	Sales	(Decrease)	Amount	Sales	(Decrease)	Amount	Sales

Net sales Products	$757,246	60.1%	0.9%	$750,161	63.3%	(9.1)%	$825,125	67.3%

Services	501,931	39.9	15.2	435,546	36.7	8.4	401,811	32.7

	1,259,177	100.0	6.2	1,185,707	100.0	(3.4)	1,226,936	100.0

Cost of sales Products	444,732	58.7	(3.9)	462,788	61.7	(8.8)	507,322	61.5

Special charges	—	—	—	9,864	—	—	—	—

Services	357,633	71.3	16.6	306,805	70.4	6.0	289,514	72.1

	802,365	63.7	2.9	779,457	65.7	(2.2)	796,836	64.9

Gross profit	456,812	36.3	12.4	406,250	34.3	(5.5)	430,100	35.1

Selling and administrative expense	221,393	17.6	13.8	194,535	16.4	1.4	191,842	15.7

Research, development and engineering expense	50,507	4.0	(6.8)	54,215	4.6	(0.3)	54,397	4.4

In-process research and development	2,050	0.2	—	—	—	—	—	—

Realignment charges	(3,261)	(0.3)	(106.4)	51,253	4.3	—	—	—

	270,689	21.5	(9.8)	300,003	25.3	21.8	246,239	20.1

Operating profit	186,123	14.8	75.2	106,247	9.0	(42.2)	183,861	15.0

Other income, net	16,384	1.3	6.4	15,403	1.3	123.4	6,894	0.5

Minority interest	(1,169)	(0.1)	(36.6)	(1,843)	(0.2)	(63.8)	(5,096)	(0.4)

Income before taxes	201,338	16.0	68.1	119,807	10.1	(35.5)	185,659	15.1

Taxes on income	72,482	5.8	66.0	43,659	3.7	(30.9)	63,143	5.1

Net income	$128,856	10.2%	69.2%	$76,148	6.4%	(37.8)%	$122,516	10.0%

Acquisitions

In 1999, the Registrant made several strategic acquisitions to enhance its globalization strategy. On October 21, 1999, the Registrant acquired Procomp Amazonia Industria Eletronica, S.A. (Procomp), a Brazilian manufacturer and marketer of innovative technical solutions, including personal computers, servers, software, professional services and retail and banking automation equipment. The acquisition was effected in a combination of cash and stock for $222,310. Prior to the acquisition, Procomp was a major distributor for the Registrant in Latin America. Procomp results following the acquisition are consolidated with the results of the Registrant. Procomp reported revenue of $41,615 for the period of October 22, 1999 through December 31, 1999. The acquisition was neutral on earnings per share, but dilutive at the operating profit level. While the Registrant expects Procomp to be slightly accretive in 2000, given the seasonal nature of its business, it will likely be dilutive in the first quarter of 2000.

On October 15, 1999, the Registrant acquired Nexus Software, Inc. (Nexus) of Raleigh, North Carolina. Nexus is a technology development and retail bank branch connectivity company that markets its suite of products to financial institutions around the world. The acquisition was effected in a combination of cash and stock for $13,900.

Both acquisitions have been accounted for as purchase business combinations and, accordingly, the purchase prices have been allocated to identifiable tangible and intangible assets acquired and liabilities assumed, based upon their respective fair values, with the excess allocated to goodwill to be amortized over the estimated economic lives from the respective dates of acquisition. The amounts of goodwill and periods of amortization for Procomp and Nexus are $132,826 over 17 years and $9,101 over 10 years, respectively. In connection with the Nexus acquisition, the Registrant immediately wrote off $2,050 of in-process research and development activities. The calculations of the write-off for the in-process research and development activities were made using the approaches outlined by the Securities and Exchange Commission.

Realignment and Special Charges

As of December 31, 1999, the Registrant completed its realignment plan originally announced in the second quarter of 1998. Under the realignment plan in 1998, the Registrant recorded realignment and special charges of $61,117 ($41,850 after-tax or $0.60 per diluted share). The majority of the realignment charge related to three areas: the ending of the InterBold joint venture with IBM, the exiting of the manufacturing and distribution channel for certain low-end self-service terminal products and the exiting of the proprietary electronic security business. The realignment charge was made up of two components: A special charge of $9,864 primarily for the write-off of inventory from exited lines of business and a realignment charge of $51,253 for all other realignment costs. In December 1999, the realignment plan concluded and the remaining accrual of $3,261, representing primarily employee costs that were not utilized, was brought back through income.

Net Sales

1999 net sales of $1,259,177 (including Procomp net sales of $41,615) represented an increase of $73,470 or 6.2 percent from 1998 and $32,241 or 2.6 percent from 1997. Product sales growth was less than experienced in prior years primarily due to a slowdown in bank spending and the Registrant’s ongoing efforts to replace IBM as its primary international distributor. IBM accounted for more than 10 percent of net sales in both 1998 and 1997. 1999 sales to IBM were $51,552 or 4.1 percent of net sales. 1999 service sales increased over 1998 by 15.2 percent and over 1997 by 24.9 percent. This increase is due to the Registrant’s efforts to position itself as a total solutions provider as opposed to strictly a self-service equipment supplier. The Registrant will continue to expand as a solutions provider through global acquisitions while gaining market share both domestically and around the world.

The Registrant’s operating results and the amount and timing of revenue are affected by numerous factors including production schedules, customer priorities, sales volume and sales mix. During the past several years, the Registrant has changed the focus of its self-service business to that of a total solutions approach. The value of unfilled orders is not as meaningful an indicator of future revenues due to the significant portion of revenues derived from the Registrant’s growing service-based business, for which order information is not recorded. Therefore, the Registrant believes that backlog information is not material to an understanding of its business and does not disclose backlog information.

	Product Revenue by Geography

	1999	1998	1997

United States	$515,620	$495,432	$549,387

Canada	23,440	32,083	24,725

Asia-Pacific	54,317	47,373	73,985

EMEA*	61,321	61,126	74,655

Latin America	102,548	114,147	102,373

Total	$757,246	$750,161	$825,125

*	Europe, Middle East and Africa

Product net sales of $757,246 improved over 1998 by $7,085, but fell short of 1997 results by $67,879 or 8.2 percent. During 1999 and 1998, the Registrant experienced slowdowns in global sales of ATMs. On a geographic basis, product sales increased in 1999 over 1998 in every region of the globe with the exception of Canada and Latin America. The decline in Canada was due to the replacement of IBM as the Registrant’s primary Canadian distributor, which did not take place as quickly as anticipated. The decline in Latin America was due to abnormally high sales in Venezuela in 1998 and the generally weak economic conditions in the region in 1999. Geographic comparisons to 1997 are all unfavorable with the exception of Latin America.

	Service Revenue

	1999	1998	1997

Domestic	$423,397	$393,068	$357,101

International	78,534	42,478	44,710

Total	$501,931	$435,546	$401,811

Total service revenues in 1999 increased $66,385 or 15.2 percent over 1998 and $100,120 or 24.9 percent over 1997. Domestically, the Registrant’s service business has continued to show strong growth. Domestic service revenues have grown in 1999 by 7.7 percent over 1998 and 18.6 percent over 1997. This increase was due to a growing installed base of self-service terminals as well as the Registrant’s initiatives to further provide service offerings, such as first and second line service. Internationally, the Registrant has expanded operations and its service technicians are providing service to customers around the world. International service revenue in 1999 is up $36,056 or 84.9 percent over 1998, and $33,824 or 75.7 percent over 1997. Procomp accounted for $14,333 of 1999 service revenues. The Registrant expects to further grow its service business in 2000 and beyond by expanding service operations in more countries and enhancing its competitive market share of installed self-service terminals.

	Total Revenue by Product/Service Solution

	1999	1998	1997

Self-service solutions	$536,166	$549,942	$657,642

Security solutions	179,957	178,095	151,966

Professional and special services	41,123	22,124	15,517

Custom maintenance services	501,931	435,546	401,811

Total	$1,259,177	$1,185,707	$1,226,936

Total revenue by product and service solution illustrate the Registrant’s growth in the professional/special services and custom maintenance service areas. Professional and special services increased in 1999, $18,999 or 85.9 percent over 1998, and are up $25,606 or 165.0 percent over 1997. Security solutions were basically flat in 1999 as compared with 1998, but have grown $27,991 or 18.4 percent over 1997. Self-service hardware sales, which have consistently decreased as a percentage of revenue, were down due in large part to the global slowdown in bank spending over the last two years.

Operating Segment Revenue and Operating Profit

	Customer Revenues by Segment

	1999	1998	1997

NASS	$926,975	$891,288	$905,631

ISS	293,316	263,428	292,591

Other	37,131	34,180	27,360

Total	$1,257,422	$1,188,896	$1,225,582

	Operating Profit by Segment

	1999	1998	1997

NASS	$153,799	$144,886	$155,889

ISS	17,801	7,470	20,904

Other	(9,997)	(9,106)	(7,883)

Total	$161,603	$143,250	$168,910

In 1999, the Registrant redefined its operating segments to the following sales channels: North American Sales and Service (NASS), International Sales and Service (ISS) and a group of smaller sales channels which are combined in a category called Other. The NASS segment sells financial and retail systems, and also services financial, retail and medical systems in the United States and Canada. The ISS segment sells and services financial and retail systems over the remainder of the globe, including product sales to IBM, which was the Registrant’s former partner in the InterBold joint venture. The segment called Other sells products to educational and medical institutions and other customers. This segment also services educational customers in the United States. A reconciliation of segment customer revenues to Consolidated Net Sales and of segment operating profit to Consolidated Operating Profit is contained in Note 16 to the Consolidated Financial Statements.

NASS customer revenues for 1999 were $926,975, an increase of $35,687 or 4.0 percent over 1998 and $21,344 or 2.4 percent over 1997. Growth in the NASS channel has come from increased service revenues. NASS posted an increase in operating profit in 1999 of $8,913 or 6.2 percent. Operating profits in 1999 compare unfavorably to 1997 predominately due to the impact of global slowdowns in bank spending.

ISS customer revenues of $293,316 are up over 1998 by $29,888 or 11.3 percent and are flat to 1997. All IBM sales have been reclassified to be included this year in the ISS channel. As IBM sales have diminished, ISS has successfully begun to replace those revenues. Procomp revenues of $41,615 are included in the ISS customer revenue line. Operating profits improved in 1999 to $17,801 from a low in 1998 of $7,470 and are unfavorable to 1997 operating contribution of $20,904. ISS continues to invest in international infrastructure and will strive for further operating efficiencies in 2000.

Sales channels in the Other category include educational and medical products. Revenues for other sales have increased to $37,131 in 1999, up $2,951 or 8.6 percent over 1998 and $9,771 or 35.7 percent over 1997. These channels are dilutive on the operating profit line, and their continued feasibility is being evaluated.

Cost of Sales and Expenses

Cost of sales for 1999 was $802,365, compared with $779,457 in 1998 and $796,836 in 1997. Product cost of sales as a percentage of product revenue was 58.7 percent in 1999, 61.7 percent in 1998 and 61.5 percent in 1997. Service cost of sales as a percentage of revenue was 71.3 percent in 1999, 70.4 percent in 1998 and 72.1 percent in 1997. The Registrant continues to aggressively work for further cost containment and for more efficient manufacturing and sourcing of the products it sells and services. Efficient and strategically placed manufacturing facilities will be key in the Registrant’s international growth. The Registrant acquired manufacturing facilities in Brazil through its acquisition of Procomp that will support sales in the Latin American region in the future.

Product gross profits continued to improve in 1999 to 41.3 percent, up from 38.3 percent in 1998 and 38.5 percent in 1997. Product margins have benefited greatly from the Registrant’s transition to its own international distribution channels and the ending of the InterBold joint venture with IBM. Sales to IBM through the InterBold joint venture had contractually lower margins. Service gross profits declined slightly to 28.7 percent in 1999 from a high in 1998 of 29.6 percent and 27.9 percent in 1997. Some of the drop in service margins can be attributed to the setup of new service branches worldwide and competitive bidding for international contracts.

Operating expenses in 1999 were $271,900 (excluding realignment charges and in-process research and development) compared with $248,750 (excluding realignment charges) in 1998 and $246,239 in 1997. The growth in operating spending in 1999 versus 1998 is due primarily to the setup of international facilities worldwide. The stability of operating expenses in 1998 versus 1997 stems from the Registrant’s efforts to contain operating costs on lower sales volumes and the initial benefits of the 1998 realignment. Research, development and engineering spending in 1999 was down $3,708 or 6.8 percent from 1998 and down $3,890 or 7.2 percent from 1997. The decrease in research, development and engineering spending is due primarily to effects of the 1998 realignment. The Registrant is committed to bringing new and innovative products to market and has focused on its product development efforts for the year 2000 and beyond.

Operating profit as a percent of sales excluding all realignment and special charges and in-process research and development costs was 14.7 percent in 1999, 14.1 percent in 1998 and 15.0 percent in 1997. Gains in this area in 1999 versus 1998 are due primarily to favorable product gross margins. 1999 compares unfavorably with 1997 due mostly to increases in selling and administrative spending.

Other Income, Net and Minority Interest Expense

Other income, net increased over 1998 by $981 and over 1997 by $9,490. Investment income was up due to favorable returns on the Registrant’s preferred stock portfolio as well as income from the Registrant’s investment in subsidiaries accounted for under the equity method. Finance receivables were again a large part of the Registrant’s investment strategy worldwide, and Procomp also provided financing to its customers in Brazil. As the Registrant uses its short-and long-term securities for worldwide acquisitions, it is expected that investment income will decline in the future. Miscellaneous, net expense of $6,577 in 1999 was up from $3,184 in 1998 and down from 1997 results of $12,215. Miscellaneous, net expense grew in 1999 over 1998 due in part to amortization of goodwill from newly acquired subsidiaries. 1999 compared favorably to 1997 because of goodwill write-offs under the Registrant’s 1998 realignment plan.

Minority interest expense of $1,169 was basically flat to 1998 levels of $1,843 and decreased from $5,096 in 1997 due to the Registrant purchasing IBM’s 30 percent minority share in the InterBold joint venture in January 1998. Minority interest expense consisted primarily of income or losses allocated to the minority ownership of Diebold Argentina, Diebold Colombia, Diebold Financial Equipment Company, Ltd. (China) and Diebold OLTP Systems C.A. (Venezuela). Minority interests for all companies are calculated as a percentage of profits of the joint ventures based on formulas defined in the relevant agreements establishing each venture.

Income

1999 income before taxes amounted to $200,127 (excluding realignment charges and in-process research and development) or 15.9 percent of net sales. 1999 results improved on 1998 pretax income (excluding realignment and special charges) of $180,924 (15.3 percent of net sales) and 1997 pretax income of $185,659 (15.1 percent of net sales).

The effective tax rate was 36.0 percent in 1999 compared with 36.4 percent in 1998 and 34.0 percent in 1997. The primary reason for the unusually high tax rate in 1998 was the write-off of intangible assets in connection with the Registrant’s realignment program, which is non-deductible for tax purposes. The tax rate in 1999 is up in comparison with 1997 due to the reduction in tax-exempt interest as a percentage of pretax income and tax law changes that have affected insurance contracts. Details of the reconciliation between the U.S. statutory rate and the effective tax rate are included in Note 14 of the 1999 Consolidated Financial Statements.

1999 net income of $128,856 grew over 1998 results of $117,998 (excluding realignment and special charges) and also grew over 1997 results of $122,516. 1999 net income as a percentage of sales was 10.2 percent, and 10.0 percent in both 1998 (excluding realignment and special charges) and 1997.

Management’s Analysis of Financial Condition

The Registrant continued to enhance its financial position during 1999 through its strategic acquisitions. Total assets increased $294,643 or 29.3 percent to a 1999 year-end level of $1,298,831. Procomp accounted for $141,906 of the increase in assets in 1999, excluding goodwill acquired in the purchase. Asset turnover (excluding cash, cash equivalents and short-term and long-term investment securities) fell in 1999 to 1.51 (measured quarterly) versus 1.53 in 1998.

Total current assets at December 31, 1999, of $647,936 represented an increase of $104,388 or 19.2 percent from the prior year-end. Trade receivables increased $30,619 over 1998 excluding the effects of Procomp trade receivables of $14,996. Inventories increased $5,591 excluding Procomp’s December 31, 1999 inventory of $36,314. Short-term notes receivable are primarily from Procomp’s financing to Brazilian customers.

Short-term investments and long-term securities and other investments increased by $27,139, or 13.2 percent to a level of $232,580 at December 31, 1999. The increase was due to the Procomp acquisition (Procomp had $36,489 in short-term investments at December 31, 1999) as well as additional cash flow from operating activities and the Registrant’s ability to keep its funds fully invested. The Registrant anticipates being able to meet both short- and long-term operational funding requirements through the use of its investment securities or drawing on its lines of credit. Certain securities may have to be liquidated in the future for strategic acquisitions. Since most of the Registrant’s securities are marketable, these securities could readily be converted into cash and cash equivalents if needed.

Total property, plant and equipment, net of accumulated depreciation, was $160,724 at the end of 1999. Procomp accounted for $15,135 of the total. Capital expenditures were $40,341 in 1999, compared with $30,768 in 1998. The increase in 1999 capital spending versus 1998 was primarily due to setting up sales and service operations internationally. Capital expenditures are expected to grow as international expansion continues and as the Registrant invests in capital items to support the future growth of its business.

Total current liabilities at December 31, 1999, were $382,407, which represented an increase of $146,874 over the prior year-end. The primary cause for the increase is due to short-term notes payable of $117,450 that were used to fund the Registrant’s acquisition of Procomp. Procomp also accounts for $24,030 of the rise in current liabilities. The Registrant’s current ratio dropped to 1.7 at December 31, 1999 versus 2.3 at the end of 1998, due primarily to the short-term notes payable on the Consolidated Balance Sheets.

At December 31, 1999, the Registrant had bank credit lines approximating $245,500 and EUR 100,000 (translation $99,315), with $117,450 of outstanding borrowings under these agreements. In addition, the Registrant had outstanding $20,800 of Industrial Development Revenue Bonds. The proceeds of the bonds issued in 1997 were used to finance three manufacturing facilities located in Staunton and Danville, Virginia and in Lexington, North Carolina.

The Registrant’s financial position provides it with sufficient resources to meet projected future capital expenditures, dividend and working capital requirements. However, if the need arises, the Registrant’s strong financial position should ensure the availability of adequate additional financial resources.

Pension liabilities were $24,309 at December 31, 1999, representing an increase of $1,564 or 6.9 percent over the prior year-end. The net periodic pension costs of $5,673 charged to income in 1999 represented an increase of $809 from the prior year. Postretirement liabilities at December 31, 1999, were $22,497, an increase of $251 over the prior year end. Net periodic health and life benefit expense charged to income in 1999 of $1,477 increased slightly over the prior year’s expense of $1,303. In addition, the Registrant matches employee contributions to its defined contribution 401(k) savings plan. The Registrant matched 80 percent of each employee’s first 4 percent of savings and 40 percent of each employee’s second 4 percent of savings. Net expense for the 401(k) match was $9,012 in 1999, which was down from the prior year by $326.

Minority interests of $4,423 represented the minority interest in Diebold Financial Equipment Company, Ltd. (China) owned by the Aviation Industries of China and the Industrial and Commercial Bank of China, Shanghai Pudong Branch; in Diebold OLTP Systems, C.A (Venezuela), owned by five individual investors; in Diebold Argentina, owned by Ciccone Calcografica S.A.; and in Diebold Colombia, owned by Richardson and Company Ltd.

Shareholders’ equity increased $145,272 or 20.8 percent to $844,395 at December 31, 1999. Equity increased primarily due to current year earnings and share issuance for acquisitions. Shareholders’ equity per share was $11.88 at the end of 1999, compared with $10.15 in 1998. The Common Shares of the Registrant are listed on the New York Stock Exchange with a symbol of DBD. There were approximately 8,573 registered shareholders of record as of December 31, 1999.

The Board of Directors declared a first-quarter 2000 cash dividend of $0.155 per share. This amount, which represents a 3.3 percent increase from the prior year’s quarterly dividend rate, will be paid on March 10, 2000, to shareholders of record on February 18, 2000. Comparative quarterly cash dividends paid in 1999 and 1998 were $0.15 and $0.14 per share, respectively.

Management’s Analysis of Cash Flows

During 1999, the Registrant generated $188,585 in cash from operating activities, compared with $177,238 in 1998 and $111,330 in 1997. In addition to net income of $128,856 adjusted for depreciation, amortization and other charges of $53,435, decreases in prepaid expenses and other current assets and changes in other certain assets and liabilities increased cash provided by operations. Cash was utilized in operations to reduce accounts payable and to maintain adequate inventory levels. Expressed as a percentage of total assets employed, the Registrant’s cash yield from operations was 14.5 percent in 1999, 17.6 percent in 1998 and 11.2 percent in 1997.

Net cash generated from operating and financing activities in 1999 was used to reinvest $281,800 in assets of the Registrant, compared with $96,509 in 1998 and $102,725 in 1997. The Registrant returned $41,668 to shareholders in the form of cash dividends paid during 1999, which was a 7.9 percent increase from 1998 and a 20.9 percent increase from 1997.

Other Business Information

Year 2000 Disclosure

The Registrant was well prepared for the year 2000 and experienced no major problems with its internal systems or in products purchased from suppliers used in manufacturing and service of its customers. Registrant's web page (www.Diebold.com) gave information to customers on the year 2000 compliance of products and was a frequently used resource. As required, the Registrant expensed as incurred all costs associated with year 2000 issues. The costs did not have a material effect on the Registrant’s financial position or results of operations.

New Accounting Pronouncements For 2001

In June 1998, the FASB issued Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Registrant will adopt Statement No. 133 as required for its first quarterly filing of fiscal year 2001.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Registrant does not have material exposure to interest rate risk, foreign currency exchange rate risk or commodity price risk. As the Registrant continues to expand internationally it expects market risks to have a greater impact on its financial position and results of operation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Refer to pages 18 through 40.

Consolidated Balance Sheets
Diebold, Incorporated and Subsidiaries
December 31, 1999 and 1998
(Dollars in thousands except per share amounts)

	1999	1998

ASSETS

Current assets

Cash and cash equivalents	$27,299	$42,540

Short-term investments	57,348	37,433

Trade receivables	312,506	266,891

Notes receivable	13,287	—

Inventories	169,785	127,880

Finance receivables	19,592	19,856

Deferred income taxes	27,022	34,038

Prepaid expense and other current assets	21,097	14,910

Total current assets	647,936	543,548

Securities and other investments	175,232	168,008

Property, plant and equipment, at cost	320,640	278,435

Less accumulated depreciation and amortization	159,916	131,304

	160,724	147,131

Deferred income taxes	12,638	12,716

Finance receivables	83,804	65,573

Goodwill	160,073	19,430

Other assets	58,424	47,782

	$1,298,831	$1,004,188

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities

Accounts payable	$96,351	$89,881

Notes payable	117,450	—

Estimated income taxes	13,558	13,582

Accrued insurance	16,299	16,386

Accrued installation costs	17,420	17,455

Deferred income	70,899	57,985

Other current liabilities	50,430	40,244

Total current liabilities	382,407	235,533

Bonds payable	20,800	20,800

Pensions	24,309	22,745

Postretirement benefits	22,497	22,246

Minority interest	4,423	3,741

Commitments and contingencies	—	—

Shareholders’ equity
Preferred Shares, no par value, authorized 1,000,000 shares, none issued	—	—

Common Shares, par value $1.25;
Authorized 125,000,000 shares;
issued 71,482,997 and 69,494,483 shares, respectively
outstanding 71,096,290 and 68,880,761 shares, respectively	89,354	86,868

Additional capital	87,169	43,281

Retained earnings	691,415	604,227

Treasury shares, at cost (386,707 and 613,722 shares, respectively)	(13,644)	(21,902)

Accumulated other comprehensive income	(5,865)	(12,802)

Other	(4,034)	(549)

Total shareholders’ equity	844,395	699,123

	$1,298,831	$1,004,188

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Income
Diebold, Incorporated and Subsidiaries
Years Ended December 31, 1999, 1998 and 1997
(Dollars in thousands except per share amounts)

	1999	1998	1997

Net sales

Products	$757,246	$750,161	$825,125

Services	501,931	435,546	401,811

	1,259,177	1,185,707	1,226,936

Cost of sales

Products	444,732	462,788	507,322

Special charges	—	9,864	—

Services	357,633	306,805	289,514

	802,365	779,457	796,836

Gross profit	456,812	406,250	430,100

Selling and administrative expense	221,393	194,535	191,842

Research, development and engineering expense	50,507	54,215	54,397

In-process research and development	2,050	—	—

Realignment charges	(3,261)	51,253	—

	270,689	300,003	246,239

Operating profit	186,123	106,247	183,861
Other income (expense)

Investment income	22,961	18,587	19,109

Miscellaneous, net	(6,577)	(3,184)	(12,215)

Minority interest	(1,169)	(1,843)	(5,096)

Income before taxes	201,338	119,807	185,659

Taxes on income	72,482	43,659	63,143

Net income	$128,856	$76,148	$122,516

Basic weighted-average number of shares	69,359	68,960	68,939

Diluted weighted-average number of shares	69,562	69,310	69,490

Basic earnings per share	$1.86	$1.10	$1.78

Diluted earnings per share	$1.85	$1.10	$1.76

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity
Diebold, Incorporated and Subsidiaries
Years Ended December 31, 1999, 1998 and 1997
(Dollars in thousands)

	Common Shares						Accumulated
						Compre-	Other
		Par	Additional	Retained	Treasury	hensive	Comprehensive
	Number	Value	Capital	Earnings	Shares	Income	Income	Other	Total

Balance,

December 31, 1996	68,997,276	$86,246	$28,110	$478,667	$(7,170)		$(10,068)	$(215)	$575,570

Net income - 1997				122,516		$122,516			122,516

Translation adjustment						(185)			(185)

Pensions						217			217

Unrealized gain on investment securities						333			333

Other comprehensive income						365	365

Comprehensive income						$122,881

Stock options exercised	180,247	226	5,821						6,047

Unearned compensation	11,000	14	430					(171)	273

Performance shares	87,191	109	3,886						3,995

Dividends declared and paid				(34,473)					(34,473)

Treasury shares					(5,712)				(5,712)

Balance,

December 31, 1997	69,275,714	$86,595	$38,247	$566,710	$(12,882)		$(9,703)	$(386)	$668,581

Net income - 1998				76,148		$76,148			76,148

Translation adjustment						150			150

Pensions						(2,797)			(2,797)

Unrealized loss on investment securities						(452)			(452)

Other comprehensive income						(3,099)	(3,099)

Comprehensive income						$73,049

Stock options exercised	208,031	260	4,538						4,798

Unearned compensation	10,738	13	511					(163)	361

Dividends declared and paid				(38,631)					(38,631)

Treasury shares			(15)		(9,020)				(9,035)

Balance,

December 31, 1998	69,494,483	$86,868	$43,281	$604,227	$(21,902)		$(12,802)	$(549)	$699,123

Net income - 1999				128,856		$128,856			128,856

Translation adjustment						9,558			9,558

Pensions						614			614

Unrealized loss on investment securities						(3,235)			(3,235)

Other comprehensive income						6,937	6,937

Comprehensive income						$135,793

Stock options exercised	108,104	134	1,918						2,052

Unearned compensation	149,799	188	3,933					(3,485)	636

Performance shares	20,397	26	686						712

Procomp and Nexus acquisitions	1,710,214	2,138	37,351		9,487				48,976

Dividends declared and paid				(41,668)					(41,668)

Treasury shares					(1,229)				(1,229)

Balance,

December 31, 1999	71,482,997	$89,354	$87,169	$691,415	$(13,644)		$(5,865)	$(4,034)	$844,395

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
Diebold, Incorporated and Subsidiaries
Years ended December 31, 1999, 1998 and 1997
(Dollars in thousands)

	1999	1998	1997

Cash flow from operating activities:

Net income	$128,856	$76,148	$122,516

Adjustments to reconcile net income to cash provided by operating activities:

Minority share of income	1,169	1,843	5,096

Depreciation	34,709	25,649	18,701

Other charges and amortization	17,557	13,891	9,749

Goodwill written off under realignment plan	—	23,001	—

Deferred income taxes	8,505	(4,192)	1,118

Loss on disposal of assets, net	5,188	1,963	1,113

Loss (gain) on sale of investments, net	257	(232)	—

Cash provided (used) by changes in certain assets and liabilities:

Trade receivables	(16,077)	35,994	(46,313)

Inventories	(4,634)	202	(18,650)

Prepaid expenses and other current assets	19,821	1,477	(2,730)

Accounts payable	(31,048)	(14,162)	9,334

Other certain assets and liabilities	24,282	15,656	11,396

Net cash provided by operating activities	188,585	177,238	111,330

Cash flow from investing activities:

Payments for acquisitions, net of cash acquired	(159,026)	—	—

Proceeds from maturities of investments	45,521	41,438	52,109

Proceeds from sales of investments	60,427	599	—

Payments for purchases of investments	(142,169)	(78,348)	(44,486)

Capital expenditures	(40,341)	(30,768)	(67,722)

Increase in net finance receivables	(17,967)	(10,900)	(28,499)

Increase in other certain assets	(28,264)	(18,456)	(14,068)

Other	19	(74)	(59)

Net cash used by investing activities	(281,800)	(96,509)	(102,725)

Cash flow from financing activities:

Dividends paid	(41,668)	(38,631)	(34,473)

Increase in short-term notes payable	117,450	—	—

Distribution for purchase of IBM’s share of minority interest in InterBold	—	(16,141)	—

Distribution of affiliate’s earnings to minority interest holder	(1,000)	—	(1,295)

Issuance of Common Shares	3,908	4,612	5,572

Repurchase of Common Shares	(1,229)	(8,325)	(798)

Proceeds from long-term borrowings	—	—	20,800

Other	513	—	—

Net cash provided (used) by financing activities	77,974	(58,485)	(10,194)

(Decrease) increase in cash and cash equivalents	(15,241)	22,244	(1,589)

Cash and cash equivalents at the beginning of the year	42,540	20,296	21,885

Cash and cash equivalents at the end of the year	$27,299	$42,540	$20,296

Cash paid for:

Income taxes	$55,307	$38,997	$60,738

Short-term interest	1,427	—	—

Long-term interest	682	743	176

Significant non-cash items:

Share issuance for acquisition of Procomp	$41,953	$—	$—

Share issuance for acquisition of Nexus	7,023	—	—

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

International operations

The Registrant translates the assets and liabilities of its non-U.S. subsidiaries at the exchange rates in effect at year-end and the results of operations at the average rate throughout the year. The translation adjustments are recorded directly as a separate component of shareholders’ equity, while transaction gains (losses) are included in net income. Sales to customers outside the United States approximated 25.4 percent of net sales in 1999, 25.1 percent in 1998, and 26.1 percent in 1997.

Financial instruments

The carrying amount of financial instruments including cash and cash equivalents, trade receivables and accounts payable approximated fair value as of December 31, 1999 and 1998, because of the relatively short maturity of these instruments.

Trade receivables and sales

Revenue, after provision for installation, is generally recognized based on the terms of the sales contracts. The majority of sales contracts for products are written with selling terms “F.O.B. factory.” However, certain sales contracts may have other terms such as “F.O.B. destination” or “upon installation.” The Registrant recognizes revenue on these contracts when the appropriate event has occurred. The equipment that is sold is usually shipped and installed within one year. Installation that extends beyond one year is ordinarily attributable to causes not under the control of the Registrant. Service revenue is recognized in the period service is performed and subject to the individual terms of the service contract.

The concentration of credit risk in the Registrant’s trade receivables with respect to the banking and financial services industries is substantially mitigated by the Registrant’s credit evaluation process, reasonably short collection terms and the geographical dispersion of sales transactions from a large number of individual customers. The Registrant maintains allowances for potential credit losses, and such losses have been within management’s expectations.

Inventories

Inventories are valued at the lower of cost or market applied on a first-in, first-out basis. Cost is determined on the basis of actual cost.

Investment securities

Investment in debt and equity securities with readily determinable fair values are accounted for at fair value. The Registrant’s investment portfolio is classified as available-for-sale.

Depreciation and amortization

Depreciation of property, plant and equipment is computed using the straight-line method for financial statement purposes. Accelerated methods of depreciation are used for federal income tax purposes. Amortization of leasehold improvements is based upon the shorter of original terms of the lease or life of the improvement.

Research and development

Total research and development costs charged to expense were $42,975, $42,946, and $45,184 in 1999, 1998 and 1997, respectively.

In-process research and development

Associated with the acquisition of Nexus Software, Inc. in the last quarter of 1999, the Registrant wrote off $2,050 of in-process research and development.

Goodwill

Goodwill is the costs in excess of the net assets of acquired businesses. These assets are stated at cost and are amortized ratably over a period not exceeding 20 years. The Registrant periodically monitors the value of goodwill by assessing whether the asset can be recovered over its remaining useful life through undiscounted cash flows generated by the underlying businesses.

Other assets

Other assets consist primarily of pension assets, computer software, customer demonstration equipment, deferred tooling and certain other assets. These assets are stated at cost and, if applicable, are amortized ratably over a period of three to five years.

Deferred income

Deferred income is recognized for customer billings in advance of the period in which the service will be performed and is recognized in income on a straight-line basis over the contract period.

Stock-based compensation

Compensation cost is measured on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The Registrant provides pro forma net income and pro forma net earnings per share disclosures for employee stock option grants made in 1995 and subsequent years as if the fair value based method had been applied.

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

Comprehensive income

The Registrant displays comprehensive income in the Consolidated Statements of Shareholders’ Equity and accumulated other comprehensive income separately from retained earnings and additional paid-in-capital in the Consolidated Balance Sheets and Statements of Shareholders’ Equity. Items considered to be other comprehensive income include adjustments made for foreign currency translation (under Statement 52), pensions (under Statement 87) and unrealized holding gains and losses on available-for-sale securities (under Statement 115).

Accumulated other comprehensive income (loss) balances for 1999, 1998 and 1997 for foreign currency translations were $464, ($9,094) and ($9,244), for pensions were ($3,502), ($4,116) and ($1,319), and for unrealized holding gains/(losses) on investment securities were ($2,827), $408 and $859, respectively. The related tax (expense) or benefit for adjustments to accumulated other comprehensive income for 1999, 1998 and 1997 for pensions were ($331), $1,506, and ($117) and for unrealized holding gains/(losses) on investment securities were $1,742, $243, and ($179), respectively. Translation adjustments are not booked net of tax. Those adjustments are accounted for under the indefinite reversal criterion of APB Opinion 23, “Accounting for Income Taxes—Special Areas.”

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

Note 2: Related Party Transactions
InterBold joint venture

The Consolidated Financial Statements for the periods of January 1 through January 27, 1998, and the entire year of 1997, include the accounts of InterBold, a joint venture between the Registrant and IBM. The joint venture provided ATMs and other financial self-service systems worldwide.

On January 27, 1998, Registrant completed its purchase of IBM’s 30 percent minority interest in InterBold for $16,141. The purchase price represented IBM’s tax capital account on July 2, 1997, the date IBM informed Registrant that it was exercising its option to sell its 30 percent minority interest in InterBold to the Registrant. The Registrant financed the purchase with its cash reserves.

Note 3: Investment Securities

At December 31, 1999 and 1998, the investment portfolio was classified as available-for-sale. Marketable debt and equity securities are stated at fair value. The fair value of securities and other investments is estimated based on quoted market prices.

The Registrant’s investment securities, excluding insurance contracts, at December 31, are summarized as follows:

	Amortized	Fair
	Cost Basis	Value

1999

Short-term investments:

Tax-exempt municipal bonds	$20,897	$20,859

Certificates of deposit and other investments	36,489	36,489

	$57,386	$57,348

Securities and other investments:

Tax-exempt municipal bonds	$107,808	$106,340

Equity securities	32,236	29,392

	$140,044	$135,732

	Amortized	Fair
	Cost Basis	Value

1998

Short-term investments:

Tax-exempt municipal bonds	$37,151	$37,433

Securities and other investments:

Tax-exempt municipal bonds	$108,256	$109,234

Equity securities	29,845	29,212

	$138,101	$138,446

The contractual maturities of tax-exempt municipal bonds at December 31, 1999 are as follows:

	Amortized	Fair
	Cost Basis	Value

Due within one year	$20,897	$20,859

Due after one year through five years	107,808	106,340

	$128,705	$127,199

Note 4: Inventories

Major classes of inventories at December 31, are summarized as follows:

	1999	1998

Finished goods and service parts	$55,433	$43,835

Work in process	114,300	83,873

Raw materials	52	172

	$169,785	$127,880

Note 5: Property, Plant and Equipment

Property, plant and equipment at December 31, together with annual depreciation and amortization rates, consisted of the following:

			Annual
	1999	1998	Rates

Land and land

improvements	$7,275	$8,028	5-20%

Buildings	64,181	64,216	2-34%

Machinery, equipment and rotatable spares	236,531	187,362	5-40%

Leasehold			Lease

improvements	4,506	4,297	Term

Construction in progress	8,147	14,532	—

	$320,640	$278,435

Note 6: Finance Receivables

The components of finance receivables for the net investment in sales-type leases are as follows:

	1999	1998

Total minimum

lease receivable	$121,266	$103,929

Estimated unguaranteed residual values	5,587	5,762

	126,853	109,691

Less:

Unearned interest income	(21,750)	(22,411)

Unearned residuals	(1,707)	(1,851)

	(23,457)	(24,262)

	$103,396	$85,429

Future minimum lease receivables due from customers under sales-type leases as of December 31, 1999, are as follows:

2000	$31,370

2001	27,637

2002	25,184

2003	19,578

2004	17,219

Thereafter	278

$121,266

Note 7: Short-Term Financing

At December 31, 1999, bank credit lines approximated $245,500 and EUR 100,000 (translation $99,315) with various institutions for short-term financing. The Registrant had $117,450 outstanding borrowings under these agreements at December 31, 1999 and no outstanding borrowings at December 31, 1998. $450 of the $117,450 outstanding is interest free, while the remaining $117,000 is at an average short-term rate of 6.69 percent. The Registrant had $128,000 and EUR 100,000 (translation $99,315) credit lines remaining at December 31, 1999.

The Registrant has informal understandings with certain banks to maintain compensating balances, which are not legally restricted as to withdrawal.

Note 8: Realignment and Special Charges

In the second quarter of 1998, the Registrant recognized realignment and special charges of $61,117 ($41,850 after-tax or $0.60 per diluted share) in connection with a corporate-wide realignment program. As expected, the realignment plan concluded as of December 31, 1999. At the conclusion of the plan, $3,261 of the original realignment accrual was brought back through income due to less than expected costs for lower-than-expected contractual lease obligations and for lower-than-expected job eliminations.

Realignment exit costs were accounted for under EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring.)” Long-lived asset impairments were accounted for under Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of.” Inventory charges were taken when it was determined that the utility, as a result of the realignment decisions, was less than the costs for the affected inventory. Special charges of $9,864 mainly represent the write off of inventory for exited businesses and all other realignment charges of $51,253 were recognized as a separate operating expense in the Consolidated Statements of Income.

Elements of the realignment and special charges were divided into three categories: Facility closing and write down of assets, employee costs and other exit costs. Facility closing and write down of assets costs were estimated to be $40,343. Items included in this category were certain impaired intangible assets, mainly relating to the separation from IBM in the InterBold joint venture in 1998, manufacturing assets relating to exited businesses, redundant inventory of exited businesses and contractual costs to exit leased facilities. North American facilities were consolidated and several facilities were closed under the realignment program.

Termination pay and separation costs were estimated to be $8,269. More than 600 employees were estimated to be terminated, and at the conclusion of the realignment plan as of December 31, 1999, 560 jobs had been eliminated. The estimated costs in this category included the termination pay, job outplacement and fringe benefit costs for each eliminated job. Terminations came from all areas of the Registrant.

Other exit costs under the realignment program were estimated to be $12,505. These costs included legal, insurance and communications costs and the write-off of accounts receivable relating to exited businesses.

Assets relating to the realignment were written down or scrapped. Costs from the realignment were paid from operating funds over the term of the realignment plan. The entire realignment plan was completed as of December 31, 1999.

The following table shows the realignment charge and accrual and all activity through December 31, 1999:

	Facility
	Closing and			Other
	Write-Down	Employee		Exit
	of Assets	Costs	Costs	Total

Original realignment charge at

commencement of plan	$40,343	$8,269	$12,505	$61,117

Write-off of intangibles and long-lived assets under Statement 121	(24,857)	—	—	(24,857)

Beginning accrual at commencement of Plan	15,486	8,269	12,505	36,260

1998 activity	(13,409)	(3,693)	(7,910)	(25,012)

Balance at December 31, 1998	2,077	4,576	4,595	11,248

1999 activity	(1,849)	(1,543)	(4,595)	(7,987)

Remaining realignment accrual taken back into income	(228)	(3,033)	—	(3,261)

Balance at December 31, 1999	$—	$—	$—	$—

Note 9: Bonds Payable

      Bonds payable at December 31 consisted of the following:

	1999	1998

Industrial Development Revenue Bond due January 1, 2017	$5,800	$5,800

Industrial Development Revenue Bond due April 1, 2017	7,500	7,500

Industrial Development Revenue Bond due June 1, 2017	7,500	7,500

	$20,800	$20,800

In 1997, three industrial development revenue bonds were issued on behalf of the Registrant. The proceeds from the bond issuances were used to construct new manufacturing facilities in Danville and Staunton, Virginia and Lexington, North Carolina. The Registrant guaranteed the payments of principal and interest on the bonds by obtaining letters of credit. Each industrial development revenue bond carries a variable interest rate, which is reset weekly by the remarketing agents. The bonds can be called at anytime. The Registrant is in compliance with the covenants of its loan agreements and believes that the covenants will not restrict its future operations.

Note 10: Shareholders’ Equity

      On the basis of amounts declared and paid, the annualized quarterly dividends per share were $0.60 in 1999, $0.56 in 1998, and $0.50 in 1997.

      In the following chart, the Registrant provides net income and basic and diluted earnings per share reduced by the pro forma amounts calculating compensation cost for the Registrant’s fixed stock option plan under the fair value method. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following average assumptions for 1999, 1998 and 1997, respectively: risk-free interest rates of 5.1, 4.7, and 5.7 percent; dividend yield of 1.4, 1.8, and 2.2 percent, volatility of 33, 24, and 19 percent; and average expected lives of six years for management and four years for executive management and non-employee directors. Pro forma net income reflects only options granted since January 1, 1995.

	1999	1998	1997

Net income

As reported	$128,856	$76,148	$122,516

Pro forma	$127,498	$73,822	$120,556

Earnings per share

As reported

Basic	$1.86	$1.10	$1.78

Diluted	$1.85	$1.10	$1.76

Pro forma

Basic	$1.84	$1.07	$1.75

Diluted	$1.83	$1.07	$1.74

Fixed stock options

Under the 1991 Equity and Performance Incentive Plan (1991 Plan), Common Shares are available for grant of options at a price not less than 85 percent of the fair market value of the Common Shares on the date of grant. The exercise price of options granted since January 1, 1995, was equal to the market price at the grant date, and accordingly, no compensation cost has been recognized. In general, options are exercisable in cumulative annual installments over five years, beginning one year from the date of grant. The number of Common Shares that may be issued or delivered pursuant to the 1991 Plan is 6,265,313, of which 4,853,333 shares were available for issuance at December 31, 1999. The 1991 Plan will expire on April 2, 2002.

The 1991 Plan replaced the Amended and Extended 1972 Stock Option Plan (1972 Plan), which expired by its terms on April 2, 1992. Awards already outstanding under the 1972 Plan are unaffected by the adoption of the 1991 Plan.

Under the 1997 Milestone Stock Option Plan (Milestone Plan), options for 100 Common Shares were granted to all eligible salaried and hourly employees. The exercise price of the options granted under the Milestone Plan was equal to the market price at the grant date, and accordingly, no compensation cost has been recognized. In general, all options are exercisable beginning two years from the date of grant. The number of Common Shares that may be issued or delivered pursuant to the Milestone Plan is 600,000 of which 559,800 shares were available for issuance at December 31, 1999. The Milestone Plan will expire on March 2, 2002.

The following is a summary with respect to options outstanding at December 31, 1999, 1998 and 1997, and activity during the years ending on those dates:

	1999		1998		1997

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at the beginning of year	1,989,032	$30	2,121,223	$27	1,529,545	$18

Options granted	412,197	34	271,150	47	829,500	41

Options exercised	(112,698)	12	(208,031)	13	(203,260)	10

Options expired or forfeited	(72,360)	40	(195,310)	39	(34,562)	40

Outstanding at the end of year	2,216,171	$31	1,989,032	$30	2,121,223	$27

Options exercisable at end of year	1,378,795		780,967		694,448

Weighted-average fair value

of options granted during the year	$10		$12		$7

The following table summarizes pertinent information regarding fixed stock options outstanding and options exercisable at December 31, 1999:

	Options Outstanding			Options Exercisable

		Weighted-
		Average
	Number	Remaining	Weighted-	Number	Weighted-
	Of	Contractual	Average	Of	Average
	Options	Life	Exercise	Options	Exercise
Range of Exercise Prices	Outstanding	(in Years)	Price	Exercisable	Price

$7 - 29	15,911	0.27	$19	13,823	$17

6 - 36	74,595	1.00	17	64,467	13

9 - 42	626,170	2.00	37	579,662	37

13 - 40	125,779	3.00	18	110,779	15

17 - 27	134,566	4.00	19	103,066	17

15 - 19	207,655	5.00	16	186,190	16

24 - 34	235,665	6.00	24	162,112	24

33 - 38	215,080	7.00	38	109,314	38

29 - 48	207,550	8.00	47	48,782	47

29 - 35	373,200	9.00	35	600	35

	2,216,171	5.17	$31.45	1,378,795	$28.72

Restricted share grants

The 1991 Plan also provides for the issuance of restricted shares to certain employees. Outstanding shares granted at December 31, 1999, totaled 171,537 restricted shares. The shares are subject to forfeiture under certain circumstances. Unearned compensation representing the fair market value of the shares at the date of grant will be charged to income over the three-to-seven-year vesting period.

Performance share grants

The 1991 Plan also provides for the issuance of Common Shares based on certain management objectives achieved within a specified performance period of at least one year as determined by the Board of Directors. The management objectives set in 1999 are based on a three-year performance period ending December 31, 2001. The management objectives for the period ended December 31, 1999, were set in April 1997. Based on performance, a partial payout was made in Common Shares in 2000.

The compensation cost that has been charged against income for its performance-based share grant plan was $(1,712), $2,280, and $10,400, in 1999, 1998 and 1997, respectively.

On January 28, 1999 the Board of Directors announced the adoption of a new Rights Agreement that provided for Rights to be issued to shareholders of record on February 11, 1999. The description and terms of the Rights were set forth in the Rights Agreement, dated as of February 11, 1999, between the Registrant and the Bank of New York, as Agent. Under the Rights Agreement, the Rights trade together with the Common Shares and are not exercisable. In the absence of further Board action, the Rights generally will become exercisable and allow the holder to acquire Common Shares at a discounted price if a person or group acquires twenty percent or more of the outstanding Common Shares. Rights held by persons who exceed the applicable threshold will be void. Under certain circumstances, the Rights will entitle the holder to buy shares in an acquiring entity at a discounted price. The Rights Agreement also includes an exchange option. In general, after the Rights become exercisable, the Board of Directors may, at its option, effect an exchange of part or all of the Rights (other than Rights that have become void) for Common Shares. Under this Option, the Registrant would issue one Common Share for each Right, subject to adjustment in certain circumstances. The Rights are redeemable at any time prior to the Rights becoming exercisable and will expire on February 11, 2009, unless redeemed or exchanged earlier by the Registrant.

Note 11: Earnings Per Share
(In thousands except per share amounts)

      The following data show the amounts used in computing earnings per share and the effect on the weighted-average number of shares of dilutive potential common stock.

	1999	1998	1997

Numerator:

Income available to

Common shareholders used in basic and diluted

earnings per share	$128,856	$76,148	$122,516

Denominator:

Weighted-average

number of Common Shares used in basic earnings per share	69,359	68,960	68,939

Effect of dilutive fixed

stock options and performance shares	203	350	551

Weighted-average

number of Common Shares and dilutive potential Common Shares used in diluted earnings per share	69,562	69,310	69,490

Basic earnings per

share	$1.86	$1.10	$1.78

Diluted earnings per

per share	$1.85	$1.10	$1.76

Fixed stock options on 1,377 Common Shares in 1999 and 1,161 Common Shares in 1998 were not included in computing diluted earnings per share, because their effects were antidilutive.

Note 12: Pension Plans and
Postretirement Benefits

The Registrant has several pension plans covering substantially all domestic employees. Plans covering salaried employees provide pension benefits that are based on the employee’s compensation during the 10 years before retirement. The Registrant’s funding policy for those plans is to contribute annually at an actuarially determined rate. Plans covering hourly employees and union members generally provide benefits of stated amounts for each year of service. The Registrant’s funding policy for those plans is to make at least the minimum annual contributions required by applicable regulations.

Approximately 90 percent of the plan assets at September 30, 1999 and 1998 were invested in listed stocks and investment grade bonds.

Minimum liabilities have been recorded in 1999 and 1998 for those plans whose total accumulated benefit obligation exceeded the fair value of the plan’s assets.

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

The effect of a one percentage point annual increase in the assumed healthcare cost trend rate would increase the service and interest cost components of the healthcare benefits by $113, a one percentage point decrease in the trend rate would decrease the service and interest components of the healthcare benefits by $100.

The postretirement benefit obligation was determined by application of the terms of medical and life insurance plans together with relevant actuarial assumptions and healthcare cost trend rates projected at annual rates declining from 7.5 percent in 1999 to 4.5 percent through the year of 2005 as well as the following years. The effect of a one percentage point annual increase in these assumed healthcare cost trend rates would increase the healthcare accumulated postretirement benefit obligation by $1,537, while a one percent decrease in the trend rate would decrease the accumulated postretirement benefit obligation by $1,323.

The following table sets forth the change in benefit obligation, change in plan assets, the funded status, the Consolidated Balance Sheet presentation, and the relevant assumptions for the Registrant’s defined benefit pension plans and health and life insurance post-retirement benefits at December 31:

	Pension Benefits		Health and Life Benefits

	1999	1998	1999	1998

Change in benefit obligation

Benefit obligation at beginning of year	$245,302	$214,655	$21,844	$20,778

Service cost	9,797	8,674	65	53

Interest cost	16,883	15,818	1,459	1,442

Assumption change	(18,011)	8,884	(809)	430

Liability (gain)/loss	(5,306)	5,233	(171)	1,178

Benefits paid	(8,077)	(7,700)	(1,834)	(2,037)

Expenses paid	(359)	(262)	—	—

Benefit obligation at end of year	$240,229	$245,302	$20,554	$21,844

Change in plan assets

Fair value of plan assets at beginning of year	$261,208	$271,643	$—	$—

Employer contributions	503	1,949	1,834	2,037

Benefits paid	(8,077)	(7,700)	(1,834)	(2,037)

Expenses paid	(359)	(262)	—	—

Investment return	57,038	(4,422)	—	—

Fair value of plan assets at end of year	$310,313	$261,208	$—	$—

Funded status

Funded status	$70,085	$15,906	$(20,554)	$(21,844)

Unrecognized net gain	(68,784)	(9,621)	(3,683)	(2,750)

Prior service costs not yet recognized	5,201	6,263	—	—

Unrecognized net transition obligation	(8,172)	(9,656)	—	—

Prepaid/(accrued) pension cost	$(1,670)	$2,892	$(24,237)	$(24,594)

Amounts recognized in Balance Sheet

Prepaid benefit cost	$16,331	$17,484	$—	$—

Accrued benefit liability	(24,409)	(22,745)	(24,237)	(24,594)

Intangible asset	1,036	1,835	—	—

Accumulated other comprehensive income	5,372	6,318	—	—

Net amount recognized	$(1,670)	$2,892	$(24,237)	$(24,594)

	Pension Benefits			Health and Life Benefits

	1999	1998	1997	1999	1998	1997

Net periodic pension benefit cost

Service cost	$9,797	$8,673	$7,795	$65	$53	$62

Interest cost	16,882	15,818	14,260	1,459	1,442	1,788

Expected return on assets	(21,799)	(19,531)	(17,295)	—	—	—

Transition (asset)/obligation recognition	(876)	(1,484)	(1,484)	—	—	—

Prior service cost amortization	1,062	1,062	1,061	—	—	—

Net (gain)/loss recognition	607	326	309	(47)	(192)	—

Net periodic pension cost	$5,673	$4,864	$4,646	$1,477	$1,303	$1,850

Weighted-average assumptions as of

September 30 valuation date

Discount rate	7.50%	7.00%	7.25%	7.50%	7.00%	7.25%

Long-term rate of return on plan assets	9.25%	9.25%	9.00%	—	—	—

Rate of increase in compensation level	5.00%	5.00%	5.00%	—	—	—

Accrued benefit liabilities of $24,409 do not agree to what is reported on the Consolidated Balance Sheets due to an employer contribution payment of $100 made in December 1999, after the September 30, 1999 valuation date.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $(39,398), $(37,087), and $14,866, respectively as of December 31, 1999 and $(39,051), $(36,573) and $13,779, respectively as of December 31, 1998. The amounts included within other comprehensive income arising from a change in the additional minimum pension liability, net of tax were $614, and $(2,797) in 1999 and 1998, respectively.

The Registrant offers an employee 401(k) Savings Plan (Savings Plan) to encourage eligible employees to save on a regular basis by payroll deductions, and to provide them with an opportunity to become shareholders of the Registrant. Under the Savings Plan for the year ended December 31, 1999, the Registrant matched 80 percent of a participating employee’s first 4 percent of contributions and 40 percent of a participating employee’s second 4 percent of contributions. Total Registrant match in 1999, 1998 and 1997 was $9,012, $9,338, and $9,217, respectively.

Note 13: Leases

The Registrant’s future minimum lease payments due under operating leases for real and personal property in effect at December 31, 1999 are as follows:

		Real	Vehicles and
Expiring	Total	Estate	Equipment

2000	$28,817	$10,920	$17,897

2001	22,015	7,792	14,223

2002	15,195	6,549	8,646

2003	8,396	5,515	2,881

2004	4,710	4,601	109

Thereafter	4,201	4,201	—

	$83,334	$39,578	$43,756

Rental expense for 1999, 1998 and 1997 under all lease agreements amounted to approximately $32,281, $34,158, and $30,900, respectively.

Note 14: Income Taxes

Income tax expense attributable to income from continuing operations consists of:

	1999	1998	1997

Federal and international

Current	$55,317	$39,656	$54,348

Deferred	10,840	(272)	(265)

	$66,157	$39,384	$54,083

State and local

Current	$4,176	$5,132	$9,368

Deferred	2,149	(857)	(308)

	6,325	4,275	9,060

Total income tax

expense	$72,482	$43,659	$63,143

In addition to the 1999 income tax expense of $72,482, certain deferred income tax benefits of $1,925 were allocated directly to shareholders’ equity.

A reconciliation of the difference between the U.S. statutory tax rate and the effective tax rate is as follows:

	1999	1998	1997

Statutory tax rate	35.0%	35.0%	35.0%

State and local income taxes, net of federal tax benefit	2.0	2.3	3.2

Realignment charges	—	3.3	—

Exempt income	(3.3)	(4.2)	(2.5)

Insurance contracts	(0.2)	(2.4)	(2.1)

Other	2.5	2.4	0.4

Effective tax rate	36.0%	36.4%	34.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Registrant’s deferred tax assets and liabilities are as follows:

	1999	1998

Deferred Tax Assets:

Postretirement benefits	$17,246	$16,655

Accrued expenses	19,232	18,053

Inventory	3,630	7,084

Partnership income	1,496	2,131

Realignment charges	(91)	6,408

Deferred revenue	4,976	5,951

Net operating loss carryforwards	3,508	1,692

State deferred taxes	5,906	9,197

Other	10,921	7,753

	66,824	74,924

Valuation allowance	(2,646)	(1,579)

Net deferred tax assets	$64,178	$73,345

Deferred Tax Liabilities:

Pension	$7,075	$7,645

Amortization	716	441

Depreciation	4,009	3,800

Finance receivables	7,277	7,520

Other	5,441	7,185

Net deferred tax

liabilities	24,518	26,591

Net deferred tax asset	$39,660	$46,754

At December 31, 1999, the Registrant’s international subsidiaries had deferred tax assets relating to net operating loss carryforwards of $3,508, $1,320 of which expires in years 2000 through 2006, and $2,188 of which has an indefinite carryforward period. The Registrant recorded a valuation allowance to reflect the estimated amount of deferred tax assets, which more likely than not, will not be realized. The valuation allowance relates to certain international net operating losses and other international deferred tax assets.

Note 15: Commitments and Contingencies

At December 31, 1999, the Registrant was a party to several lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the Registrant’s financial position or results of operations. While in management’s opinion the financial statements would not be materially affected by the outcome of any present legal proceedings, commitments, or asserted claims, management is aware of a potential claim by the Internal Revenue Service concerning the Registrant’s corporate-owned life insurance programs. Management believes that it has complied with all applicable tax laws and regulations with respect to such programs and will vigorously contest any claim.

Note 16: Segment Information

The Registrant redefined its operating segments during 1999, and all historical information has been restated for consistency. The Registrant has defined its segments into its three main sales channels: North American Sales and Service (NASS), International Sales and Service (ISS) and Other which combines several of the Registrant’s smaller sales channels. These sales channels are evaluated based on the following information presented: revenues from customers, revenues from inter-segment transactions, and operating profit contribution to the total corporation. A reconciliation between segment information and the Consolidated Financial Statements is also disclosed. All income and expense items below operating profit are not allocated to the segments and are not disclosed. Revenue by geography and revenue by product and service solution are also disclosed.

The NASS segment sells financial and retail systems and also services financial, retail and medical systems in the United States and Canada. The ISS segment sells and services financial and retail systems over the remainder of the globe, including sales to IBM which was the Registrant’s former partner in the InterBold joint venture that terminated in January 1998. The segment called Other, sells products to educational and medical institutions and other customers. This segment also services educational customers in the United States. Each of the sales channels buys the goods it sells from the Registrant’s manufacturing plants through inter-company sales that are eliminated on consolidation. Each year, inter-company pricing is agreed upon which drives sales channel operating profit contribution. As permitted under Statement 131, certain information not routinely used in the management of these segments, information not allocated back to the segments or information that is impractical to report is not shown. Items not disclosed are as follows: interest revenue, interest expense, depreciation, amortization, equity in the net income of investees accounted for by the equity method, income tax expense or benefit, extraordinary items, significant noncash items and long-lived assets.

More than 90 percent of the Registrant’s customer revenues are derived from the sales and service of financial systems and equipment. The Registrant had no customers in 1999 that accounted for more than 10% of total net sales. The Registrant had one customer, IBM, its former partner in the InterBold joint venture that accounted for $148,755 of the total net sales of $1,185,707 in 1998, and $173,751 of the total net sales of $1,226,936 in 1997. 1999 sales to IBM were $51,552.

	NASS	ISS	Other	Total

1999 Segment Information by Channel

Customer revenues	$926,975	$293,316	$37,131	$1,257,422

Intersegment revenues	15,262	(284)	11,502	26,480

Operating profit	153,799	17,801	(9,997)	161,603

1998 Segment Information by Channel

Customer revenues	891,288	263,428	34,180	1,188,896

Intersegment revenues	26,176	278	9,509	35,963

Operating profit	144,886	7,470	(9,106)	143,250

1997 Segment Information by Channel

Customer revenues	905,631	292,591	27,360	1,225,582

Intersegment revenues	27,456	38,875	13,166	79,497

Operating profit	155,889	20,904	(7,883)	168,910

Reconciliation of Segment Information to Consolidated Statements of Income

	1999			1998			1997

		Inter-			Inter-			Inter-
	Customer	segment	Operating	Customer	segment	Operating	Customer	segment	Operating
	Revenues	Revenues	Profit	Revenues	Revenues	Profit	Revenues	Revenues	Profit

Total segment information	$1,257,422	$26,480	$161,603	$1,188,896	$35,963	$143,250	$1,225,582	$79,497	$168,910

Adjustments:

Manufacturing	1,111	600,003	58,508	1,368	715,793	72,182	—	840,523	63,879

Corporate	644	3,438	(35,199)	(4,557)	—	(48,068)	1,354	(6,543)	(48,928)

Realignment and special charges	—	—	3,261	—	—	(61,117)	—	—	—

In-process research and development costs	—	—	(2,050)	—	—	—	—	—	—

Eliminations	—	(629,921)	—	—	(751,756)	—	—	(913,477)	—

Total adjustments	1,755	(26,480)	24,520	(3,189)	(35,963)	(37,003)	1,354	(79,497)	14,951

Consolidated Statements of Income	$1,259,177	$—	$186,123	$1,185,707	$—	$106,247	$1,226,936	$—	$183,861

Product Revenue by Geography

	1999	1998	1997

United States	$515,620	$495,432	$549,387

Canada	23,440	32,083	24,725

Asia-Pacific	54,317	47,373	73,985

Europe, Middle East and Africa	61,321	61,126	74,655

Latin America	102,548	114,147	102,373

Total product revenue	$757,246	$750,161	$825,125

Total Revenue Domestic vs. International

	1999	1998	1997

Domestic	$939,017	$888,500	$906,488

Percentage of total revenue	74.6%	74.9%	73.9%

	1999	1998	1997

International	320,160	297,207	320,448

Percentage of total revenue	25.4%	25.1%	26.1%

Total revenue	$1,259,177	$1,185,707	$1,226,936

Total Revenue by Product /Service Solution

	1999	1998	1997

Self-service solutions	$536,166	$549,942	$657,642

Security solutions	179,957	178,095	151,966

Professional and special services	41,123	22,124	15,517

Custom maintenance services	501,931	435,546	401,811

Total revenue	$1,259,177	$1,185,707	$1,226,936

Note 17: Acquisitions

On October 21, 1999, the Registrant acquired Procomp Amazonia Industria Eletronica, S.A. (Procomp), a Brazilian manufacturer and marketer of innovative technical solutions, including personal computers, servers, software, professional services and retail and banking automation equipment. The acquisition was effected in a combination of cash and stock for $222,310. The value of the shares issued was $41,953. Procomp results following the acquisition are consolidated with the results of the Registrant.

On October 15, 1999, the Registrant acquired Nexus Software, Inc. (Nexus) of Raleigh, North Carolina. Nexus is a technology development and retail bank branch connectivity company that markets its suite of products to financial institutions around the world. The acquisition was effected in a combination of cash and stock for $13,900. The value of the shares issued was $7,023. Nexus results following the acquisition are consolidated with the results of the Registrant.

Both acquisitions have been accounted for as purchase business combinations and, accordingly, the purchase prices have been allocated to identifiable tangible and intangible assets acquired and liabilities assumed, based upon their respective fair values, with the excess allocated to goodwill to be amortized over the estimated economic lives from the respective dates of acquisition. The amounts of goodwill and periods of amortization for Procomp and Nexus are $132,826 over 17 years and $9,101 over 10 years, respectively. In connection with the Nexus acquisition, the Registrant immediately wrote off $2,050 of in-process research and development activities. The calculations of the write-off for the in-process research and development activities were made using the approaches outlined by the Securities and Exchange Commission.

Yearly unaudited pro forma financial information assuming the acquisition of Procomp was effected on January 1, 1999 and 1998, respectively, is as follows: revenue $1,502,505 and $1,518,977, net income $118,346 and $79,434, and diluted earnings per share $1.67 and $1.12. In 1999, unaudited pro forma results were severely impacted by the devaluation of the Brazilian real beginning in January 1999.

Yearly unaudited pro forma financial information assuming the acquisition of Nexus was effected on January 1, 1999 and 1998, respectively, is as follows: revenue $1,267,953 and $1,196,804, net income $129,433 and $76,867, and diluted earnings per share $1.85 and $1.10.

No contingent payments, options or commitments are specified in the acquisition agreements for either Procomp or Nexus.

Note 18: Subsequent Event (Unaudited)

On February 9, 2000, the Registrant announced its plans to acquire the financial self-service assets and related development activities of European-based Groupe Bull and Getronics NV. The businesses to be acquired include ATMs, cash dispensers, other self-service terminals and related services primarily for the global banking industry. The acquisition is expected to be completed in early 2000 for approximately $160,000 to be paid in cash. As part of the proposed transaction, the Registrant would acquire approximately 1,300 new employees in the areas of sales, service, management and manufacturing.

Note 19: Quarterly Financial Information (Unaudited)

See “Comparison of Selected Quarterly Financial Data (Unaudited)” on page 38 of this Annual Report on Form 10-K.

Forward-Looking Statement Disclosure

In the Registrant’s written or oral statements, the use of the words “believes,” “anticipates,” “expects” and similar expressions is intended to identify forward-looking statements that have been made and may in the future be made by or on behalf of the Registrant, including statements concerning future operating performance, the Registrant’s share of new and existing markets, and the Registrant’s short- and long-term revenue and earnings growth rates. Although the Registrant believes that its outlook is based upon reasonable assumptions regarding the economy, its knowledge of its business, and on key performance indicators which impact the Registrant, there can be no assurance that the Registrant’s goals will be realized. The Registrant is not obligated to report changes to its outlook. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Registrant’s uncertainties could cause actual results to differ materially from those anticipated in forward-looking statements. These include, but are not limited to:

•	competitiveness pressures, including pricing pressures and technological developments;

•	changes in the Registrant’s relationships with customers, suppliers, distributors and/or partners in its business ventures;

•	changes in political, economic or other factors such as currency exchange rates, inflation rates, recessionary or expansive trends, taxes and regulations and laws affecting the worldwide business in each of the Registrant’s operations, including Brazil, where a significant portion of the Registrant’s revenue is derived;

•	acceptance of the Registrant’s product and technology introductions in the marketplace;

•	unanticipated litigation, claims or assessments; and

•	the ability to replace revenue generated by IBM as its primary international distributor.

Comparison of Selected Quarterly Financial Data (Unaudited)

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
(Dollars in thousands except per share amounts)	1999	1998	1999	1998	1999	1998	1999	1998

Net sales	$283,483	$295,739	$296,996	$280,592	$312,778	$287,291	$365,920	$322,085

Gross profit	101,088	102,135	111,006	90,021	113,817	100,039	130,901	114,055

Net income*	29,124	26,850	31,561	(14,444)	32,654	29,391	35,516	34,350

Basic earnings per share*	0.42	0.39	0.46	(0.21)	0.47	0.43	0.50	0.50

Diluted earnings per share*	0.42	0.39	0.46	(0.21)	0.47	0.43	0.50	0.50

See Note 19 to Consolidated Financial Statements and 5-Year Summary 1999-1995.

*The sum of quarterly figures does not equal annual figures due to rounding or differences in the weighted-average number of shares outstanding during the respective periods.

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

The Registrant maintains a comprehensive accounting system which includes controls designed to provide reasonable assurance as to the integrity and reliability of the financial records and the protection of assets. An internal audit staff is employed to regularly test and evaluate both internal accounting controls and operating procedures, including compliance with the Registrant’s statement of policy regarding ethical and lawful conduct. The role of KPMG LLP, the independent auditors, is to provide an objective examination of the consolidated financial statements and the underlying transactions in accordance with generally accepted auditing standards. The report of KPMG LLP accompanies the consolidated financial statements.

The Audit Committee of the Board of Directors, composed of directors who are not members of management, meets regularly with management, the independent auditors and the internal auditors to ensure that their respective responsibilities are properly discharged. KPMG LLP and the Managing Director of Internal Audit have full and free access to the Audit Committee.

/s/Robert L. Stockamp

Robert L. Stockamp
Vice President and Corporate Controller
Interim Chief Financial Officer

5-Year Summary 1999-1995
Diebold, Incorporated and Subsidiaries
Selected Financial Data
(In thousands except per share amounts and ratios)

	1999	1998	1997	1996	1995

Operating Results

Net sales	$1,259,177	$1,185,707	$1,226,936	$1,030,191	$863,409

Cost of sales	802,365	779,457	796,836	672,679	568,978

Gross profit	456,812	406,250	430,100	357,512	294,431

Selling and administrative expense	221,393	194,535	191,842	166,572	144,490

Research, development and engineering expense	50,507	54,215	54,397	50,576	43,130

In-process research and development	2,050	—	—	—	—

Operating profit	186,123	106,247	183,861	140,364	106,811

Other income, net	16,384	15,403	6,894	10,533	6,612

Minority interest	(1,169)	(1,843)	(5,096)	(4,393)	(200)

Income before taxes	201,338	119,807	185,659	146,504	113,223

Taxes on income	72,482	43,659	63,143	49,079	37,014

Net income	128,856	76,148	122,516	97,425	76,209

Realignment and special charges (Note A)	(3,261)	61,117	—	—	—

Basic earnings per share (Note B)	1.86	1.10	1.78	1.42	1.11

Diluted earnings per share (Note B)	1.85	1.10	1.76	1.40	1.10

Dividend and Common Share Data

Basic weighted-average shares outstanding (Note B)	69,359	68,960	68,939	68,796	68,649

Diluted weighted-average shares outstanding (Note B)	69,562	69,310	69,490	69,350	69,022

Common dividends paid	$41,668	$38,631	$34,473	$31,190	$29,290

Common dividends paid per share (Note B)	0.60	0.56	0.50	0.45	0.43

Year-End Financial Position

Current assets	$647,936	$543,548	$549,837	$487,523	$376,212

Current liabilities	382,407	235,533	242,080	228,220	189,078

Net working capital	265,529	308,015	307,757	259,303	187,134

Property, plant and equipment, net	160,724	147,131	143,901	95,934	84,072

Total assets	1,298,831	1,004,188	991,050	859,101	749,795

Long-term debt, less current maturities	20,800	20,800	20,800	—	—

Shareholders’ equity	844,395	699,123	668,581	575,570	507,680

Shareholders’ equity per share (Note C)	11.88	10.15	9.69	8.36	7.39

Ratios

Pretax profit on net sales (%)	16.0%	10.1%	15.1%	14.2%	13.1%

Current ratio	1.7 to 1	2.3 to 1	2.3 to 1	2.1 to 1	2.0 to 1

Other Data

Capital expenditures	$40,341	$30,768	$67,722	$33,581	$35,308

Depreciation	34,709	25,649	18,701	20,984	14,174

Note A — In the second quarter of 1998, the Registrant recorded realignment and special charges of $61,117 ($41,850 after-tax or $0.60 per diluted share). The realignment concluded as of December 31, 1999 with $3,261 of the original realignment accrual being brought back through income.

Note B — After adjustment for stock splits.

Note C — Based on shares outstanding at year-end adjusted for stock splits.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE.

      There have been no changes in accountants or disagreements with accountants on accounting and financial disclosures.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      Information with respect to directors of the Registrant is included on pages 3 through 8 of the Registrant’s proxy statement for the 2000 Annual Meeting of Shareholders (“2000 Annual Meeting”) and is incorporated herein by reference. Refer to pages 6 through 8 of this Form 10-K for information with respect to executive officers. Information with respect to "Section 16(a) Beneficial Ownership Reporting Compliance" is included on page 6 of the Registrant's proxy statement for the 2000 Annual Meeting and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

      Information with respect to executive compensation is included on pages 8 through 18 of the Registrant’s proxy statement for the 2000 Annual Meeting and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      Information with respect to security ownership of certain beneficial owners and management is included on pages 2 through 6 of the Registrant’s proxy statement for the 2000 Annual Meeting and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information with respect to certain relationships and related transactions set forth under the caption “Compensation Committee Interlocks and Insider Participation” on page 8 of the Registrant’s proxy statement for the 2000 Annual Meeting is incorporated herein by reference.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.

(a) Documents filed as a part of this report.

1. The following additional information for the years 1999, 1998, and 1997 is submitted herewith:

Independent Auditors’ Report on Consolidated Financial Statements and Financial Statement Schedule

SCHEDULE II. Valuation and Qualifying Accounts

All other schedules are omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K. (continued)

2. Exhibits

	3.1 (i)	Amended and Restated Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.1 (i) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.

	3.1 (ii)	Code of Regulations — incorporated by reference to Exhibit 4(c) to Registrant’s Post-Effective Amendment No. 1 to Form S-8 Registration Statement No. 33-32960.

	3.2	Certificate of Amendment by Shareholders to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.2 to Registrant’s Form 10-Q for the quarter ended March 31, 1996.

	3.3	Certificate of Amendment to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.3 to Registrant’s Form 10-K for the year ended December 31, 1998.

	4.	Rights Agreement dated as of February 11, 1999 between Diebold, Incorporated and The Bank of New York — incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form 8-A dated February 11, 1999.

*	10.1	Form of Employment Agreement as amended and restated as of September 13, 1990— incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990.

*	10.2	Schedule of Certain Officers who are Parties to Employment Agreements in the form of Exhibit 10.1.

*	10.5 (i)	Supplemental Employee Retirement Plan (as amended January 1, 1994) — incorporated by reference to Exhibit 10.5 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.

*	10.5 (ii)	Amendment No. 1 to the Amended and Restated Supplemental Retirement Plan – incorporated by reference to Exhibit 10.5 (ii) of Registrant’s Form 10-Q for the quarter ended March 31, 1998.

*	10.7 (i)	1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992.

*	10.7 (ii)	Amendment No. 1 to the Amended and Restated 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated – incorporated by reference to Exhibit 10.7 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998.

*	10.8 (i)	1991 Equity and Performance Incentive Plan as Amended and Restated — incorporated by reference to Exhibit 10.8 to Registrant’s Form 10-Q for the quarter ended March 31, 1997.

*	10.8 (ii)	Amendment No. 1 to the 1991 Equity and Performance Incentive Plan as Amended and Restated — incorporated by reference to Exhibit 10.8 (ii) to Registrant’s Form 10-Q for the quarter ended September 30, 1998.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.
(continued)

*	10.8 (iii)	Amendment No. 2 to the 1991 Equity and Performance Incentive Plan as Amended and Restated — incorporated by reference to Exhibit 10.8 (iii) to Registrant’s Form 10-Q for the quarter ended June 30, 1999.

*	10.9	Long-Term Executive Incentive Plan — incorporated by reference to Exhibit 10.9 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.

*	10.10 (i)	1992 Deferred Incentive Compensation Plan (as amended and restated as of July 1, 1993) -- incorporated by reference to Exhibit 10.10 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

*	10.10 (ii)	Amendment No. 1 to the Amended and Restated 1992 Deferred Incentive Compensation Plan — incorporated by reference to Exhibit 10.10 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998.

*	10.10 (iii)	Amendment No. 2 to the Amended and Restated 1992 Deferred Incentive Compensation Plan — incorporated by reference to Exhibit 10.10 (iii) to Registrant’s Form 10-Q for the quarter ended September 30, 1998.

*	10.11	Annual Incentive Plan — incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992.

*	10.13 (i)	Forms of Deferred Compensation Agreement and Amendment No. 1 to Deferred Compensation Agreement — incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.

*	10.13 (ii)	Section 162 (m) Deferred Compensation Agreement (as amended and restated January 29, 1998) — incorporated by reference to Exhibit 10.13 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998.

*	10.14	Deferral of Stock Option Gains Plan — incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.

*	10.15	Employment Agreement with Walden W. O’Dell.

*	10.16	Separation Agreement with Gerald F. Morris.

	10.17	Loan Agreement dated as of December 1, 1999 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, Michigan as Agent.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.
(continued)

21. Subsidiaries of the Registrant.

23. Consent of Independent Auditors.

24. Power of Attorney.

27. Financial Data Schedule.

* Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 14(c) of this report.

(b) Reports on Form 8-K.

Registrant filed a Form 8-K on October 21, 1999 and a Form 8-K/A on January 4, 2000 reporting the Stock Purchase Agreement between the Registrant and Procomp Amazonia Industria Eletronica S.A, effective as of October 21, 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIEBOLD, INCORPORATED

March 4, 2000 Date	By: /s/Walden W. O’Dell Walden W. O’Dell President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Walden W. O’Dell	President and Chief Executive Officer	March 4, 2000
(Principal Executive Officer)
Walden W. O’Dell

/s/Robert L. Stockamp	Vice President and Controller	March 4, 2000
(Interim Principal Accounting and Financial Officer)
Robert L. Stockamp

/s/Robert W. Mahoney	Chairman of Board and Director	March 4, 2000

Robert W. Mahoney

/s/Louis V. Bockius III	Director	March 4, 2000

Louis V. Bockius III

/s/Richard L. Crandall	Director	March 4, 2000

Richard L. Crandall

/s/Gale S. Fitzgerald	Director	March 4, 2000

Gale S. Fitzgerald

*	Director	March 4, 2000

Donald R. Gant

/s/L. Lindsey Halstead	Director	March 4, 2000

L. Lindsey Halstead

Signature	Title	Date

*	Director	March 4, 2000
————————————————

Phillip B. Lassiter

*	Director	March 4, 2000
————————————————
John N. Lauer

*	Director	March 4, 2000
————————————————
William F. Massy

/s/ W.R. Timken, Jr.	Director	March 4, 2000
————————————————
W. R. Timken, Jr.

*	The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and directors of the Registrant and filed with the Securities and Exchange Commissions on behalf of such officers and directors.

Dated: March 4, 2000	*By: /s/Robert L. Stockamp
——————————	—————————————————
Robert L. Stockamp, Attorney-in-Fact

INDEPENDENT AUDITORS’ REPORT ON
FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Shareholders
Diebold, Incorporated

      We have audited the accompanying consolidated balance sheets of Diebold, Incorporated and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 1999. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in Item 14 (a)(1) of Form 10-K of Diebold, Incorporated for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements and financial statement schedule are the responsibility of the Registrant’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diebold, Incorporated and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/KPMG LLP

KPMG LLP
Cleveland, Ohio
January 18, 2000

DIEBOLD, INCORPORATED AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

	Balance at			Balance
	beginning			at end
	of year	Additions	Deductions	of year

Year ended December 31, 1999

Allowance for doubtful accounts	$8,373,672	$9,744,245	$8,897,164	$9,220,753

Year ended December 31, 1998

Allowance for doubtful accounts	$6,838,018	$7,949,869	$6,414,215	$8,373,672

Year ended December 31, 1997

Allowance for doubtful accounts	$5,917,055	$6,292,284	$5,371,321	$6,838,018

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT DESCRIPTION	PAGE NO.

10.2	Schedule of Certain Officers who are Parties to

	Employment Agreements in the form of Exhibit 10.1 and 10.15	50

10.15	Employment Agreement with Walden W. O’Dell	51

10.16	Separation Agreement with Gerald F. Morris	52

10.17	Loan Agreement dated as of December 1, 1999 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, Michigan as Agent.	53

21	Subsidiaries of the Registrant	54

23	Consent of Independent Auditors	55

24	Power of Attorney	56

27	Financial Data Schedule	57