Form 10-Q
period 2000-03-31
DIEBOLD INC
filed 2000-04-27
CIK 28823

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

Yes	X	No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Shares, as of the latest practicable date.

Class	Outstanding at April 25, 2000
Common Shares $1.25 Par Value	71,171,783 Shares

DIEBOLD, INCORPORATED AND SUBSIDIARIES

FORM 10-Q

INDEX

Page No.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets -

March 31, 2000 and December 31, 1999	3

Condensed Consolidated Statements of Income -

Three Months Ended March 31, 2000 and 1999	4

Condensed Consolidated Statements of Cash Flows -

Three Months Ended March 31, 2000 and 1999	5

Notes to Condensed Consolidated Financial Statements	6

ITEM 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations	10

ITEM 3. Quantitative And Qualitative Disclosures About Market Risk	13

PART II. OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders	13

ITEM 5. Other Information	13

ITEM 6. Exhibits and Reports on Form 8-K	14

SIGNATURES	17

INDEX TO EXHIBITS	18

DIEBOLD, INCORPORATED AND SUBSIDIARIES FORM 10-Q PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS (Dollars in thousands)

	(Unaudited)
	March 31,	December 31,
	2000	1999

ASSETS

Current assets

Cash and cash equivalents	$15,882	$27,299

Short-term investments	42,097	57,348

Trade and notes receivable	386,464	325,793

Inventories	192,759	169,785

Prepaid expenses and other current assets	79,685	67,711

Total current assets	716,887	647,936

Securities and other investments	171,976	175,232

Property, plant and equipment, at cost	326,355	320,640

Less accumulated depreciation and amortization	166,146	159,916

	160,209	160,724

Finance receivables	73,215	83,804

Goodwill	157,991	160,073

Other assets	80,708	71,062

	$1,360,986	$1,298,831

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities

Accounts payable and other current liabilities	$297,975	$311,508

Deferred income	118,316	70,899

Total current liabilities	416,291	382,407

Bonds payable	20,800	20,800

Pensions	27,618	24,309

Postretirement benefits	22,434	22,497

Minority interest	4,643	4,423

Shareholders’ equity

Preferred Shares, no par value, authorized 1,000,000 shares, none issued	—	—

Common shares, par value $1.25, authorized 125,000,000, issued 71,596,665 and 71,482,997 shares, respectively; outstanding 71,164,462 and 71,096,290 shares, respectively	89,496	89,354

Additional capital	88,782	87,169

Retained earnings	711,633	691,415

Treasury shares, at cost (432,203 and 386,707 shares, respectively)	(14,719)	(13,644)

Accumulated other comprehensive income	(1,939)	(5,865)

Other	(4,053)	(4,034)

Total shareholders’ equity	869,200	844,395

	$1,360,986	$1,298,831

See accompanying notes to condensed consolidated financial statements

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Dollars in thousands except for per share amounts)

	Three Months Ended
	March 31,

	2000	1999

Net Sales

Products	$203,023	$169,113
Services	141,569	114,370

	344,592	283,483

Cost of sales

Products	125,708	101,344
Services	102,061	81,051

	227,769	182,395

Gross Profit	116,823	101,088

Selling and administrative expense	56,756	47,457

Research, development and engineering expense	10,870	11,951

	67,626	59,408

Operating Profit	49,197	41,680

Investment income	5,901	4,793

Miscellaneous, net	(8,071)	(971)

Minority interest	(370)	362

Income before taxes	46,657	45,864

Taxes on income	15,397	16,740

Net income	$31,260	$29,124

Basic weighted-average shares outstanding	71,130	68,927

Diluted weighted-average shares outstanding	71,444	69,177

Basic earnings per share	$0.44	$0.42

Diluted earnings per share	$0.44	$0.42

Cash dividends paid per Common Share	$0.155	$0.150

See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,

	2000	1999

Cash flow from operating activities:

Net income	$31,260	$29,124

Adjustments to reconcile net income to cash
provided by operating activities
Minority share of income	370	(362)

Depreciation	5,707	5,801

Other charges and amortization	5,162	3,636

Loss on sale of investments	113	—

Cash used by changes in certain assets and liabilities	(95,027)	(36,940)

Changes in deferred income	47,417	42,347

Other	19,812	16,870

Net cash provided by operating activities	14,814	60,476

Cash flow from investing activities:

Proceeds from maturities and sale of investments	25,579	6,507

Payments for purchases of investments	(6,825)	(53,995)

Capital expenditures	(7,120)	(4,204)

Increase in net finance receivables	(413)	5,485

Increase in certain other assets	(9,940)	(2,592)

Net cash provided (used) by investing activities	1,281	(48,799)

Cash flow from financing activities:

Dividends paid	(11,042)	(10,341)

Repayments on short-term borrowings	(17,000)	—

Issuance and repurchase of Common shares	680	1,276

Distribution of affiliate’s earnings to minority interest holder	(150)	—

Net cash used by financing activities	(27,512)	(9,065)

(Decrease)/increase in cash and cash equivalents	(11,417)	2,612

Cash and cash equivalents at the beginning of the period	27,299	42,540

Cash and cash equivalents at the end of the period	$15,882	$45,152

See accompanying notes to condensed consolidated financial statements

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(In thousands except for per share amounts)

1.	The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999. In addition, the Registrant’s statements in this Form 10-Q report may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. A discussion of these risks and uncertainties is contained in the management’s discussion and analysis of financial condition and results of operations in this Form 10-Q. The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of results to be expected for the full year.

2.	The basic and diluted earnings per share computations in the condensed consolidated statements of income are based on the weighted-average number of shares outstanding during each period reported. The following data show the amounts used in computing earnings per share and the effect on the weighted-average number of shares of dilutive potential common stock.

		Three Months Ended March 31,

		2000	1999

	Numerator:

	Income used in basic and diluted earnings per share	$31,260	$29,124

	Denominator:

	Basic weighted-average shares	71,130	68,927

	Effect of dilutive fixed stock options	314	250

	Diluted weighted-average shares	71,444	69,177

	Basic earnings per share	$0.44	$0.42

	Diluted earnings per share	$0.44	$0.42

	Anti-dilutive shares not used in calculating diluted weighted-average shares	1,450	1,325

3.	Inventory detail at:	March 31, 2000	December 31, 1999

	Finished goods and service parts	$90,261	$55,433

	Work in process	102,446	114,300

	Raw materials	52	52

	Total inventory	$192,759	$169,785

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(In thousands except for per share amounts)

4.	The Registrant has reclassified the presentation of certain prior-year information to conform with the current presentation format.

5.	The Registrant displays the accumulated balance of other comprehensive income separately from retained earnings and additional capital in the equity section of the Balance Sheet. Items considered to be other comprehensive income include adjustments made for foreign currency translation (under SFAS No. 52), pensions (under SFAS No. 87) and unrealized holding gains and losses on available-for-sale securities (under SFAS No. 115). Comprehensive income for the three months ended March 31, 2000 and 1999 was $35,186 and $28,644, respectively.

6.	The Registrant has defined its segments into its three main sales channels: North American Sales and Service (NASS), International Sales and Service (ISS) and Other, which combines several of the Registrant’s smaller sales channels. These sales channels are evaluated based on the following information presented: revenues from customers, revenues from inter-segment transactions, and operating profit contribution to the total corporation. A reconciliation between segment information and the Condensed Consolidated Financial Statements is also disclosed. All income and expense items below operating profit are not allocated to the segments and are not disclosed. Revenue by geography and revenue by product and service solution are also disclosed.

The NASS segment sells financial and retail systems and also services financial, retail and medical systems in the United States and Canada. The ISS segment sells and services financial and retail systems over the remainder of the globe, including sales to IBM, which was the Registrant’s former partner in the InterBold joint venture that terminated in January 1998. The segment called Other sells products to educational and medical institutions and other customers. This segment also services educational customers in the United States. Each of the sales channels buys the goods it sells from the Registrant’s manufacturing plants through inter-company sales that are eliminated on consolidation. Each year, inter-company pricing is agreed upon which drives sales channel operating profit contribution. As permitted under Statement 131, certain information not routinely used in the management of these segments, information not allocated back to the segments or information that is impractical to report is not shown. Items not disclosed are as follows: interest revenue, interest expense, depreciation, amortization, equity in the net income of investees accounted for by the equity method, income tax expense or benefit, extraordinary items, significant noncash items and long-lived assets.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(In thousands except for per share amounts)

	NASS	ISS	Other	Total

1st Quarter 2000 Segment Information by Channel

Customer revenues	$234,738	$99,264	$10,301	$344,303

Intersegment revenues	5,036	—	1,468	6,504

Operating profit/(loss)	33,529	1,379	(423)	34,485

1st Quarter 1999 Segment Information by Channel

Customer revenues	$224,601	$51,864	$6,127	$282,592

Intersegment revenues	716	(190)	1,770	2,296

Operating profit/(loss)	38,075	41	(2,526)	35,590

Reconciliation of Segment Information to Condensed Consolidated Statements of Income

	For the period ending March 31:

		2000			1999
		Inter-			Inter-
	Customer	segment	Operating	Customer	segment	Operating
	Revenues	Revenues	Profit	Revenues	Revenues	Profit

Total segment information	$344,303	$6,504	$34,485	$282,592	$2,296	$35,590

Adjustments:

Manufacturing	113	162,477	19,928	506	149,420	17,211

Corporate	176	214	(5,216)	385	1,498	(11,121)

Eliminations	—	(169,195)	—	—	(153,214)	—

Total adjustments	289	(6,504)	14,712	891	(2,296)	6,090

Consolidated Statements of Income	$344,592	$—	$49,197	$283,483	$—	$41,680

Product Revenue by Geography

For the period ending March 31:

	2000	1999

United States	$138,795	122,933

Canada	919	7,559

Asia-Pacific	10,635	4,741

Europe, Middle East and Africa	17,683	8,991

Latin America	34,991	24,889

Total product revenue	$203,023	$169,113

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(In thousands except for per share amounts)

Total Revenue Domestic vs. International

For the period ending March 31:

	2000	1999

Domestic	$243,770	$223,154

Percentage of total revenue	70.7%	78.7%

International	100,822	60,329

Percentage of total revenue	29.3%	21.3%

Total revenue	$344,592	$283,483

Total Revenue by Product /Service Solution

For the period ending March 31:

	2000	1999

Self-service solutions	$135,518	$121,299

Security solutions	42,595	40,087

Professional and special services	24,910	7,727

Custom maintenance services	141,569	114,370

Total revenue	$344,592	$283,483

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of March 31, 2000
(Unaudited)

(Dollars in thousands except for per share amounts)

Changes in Financial Condition

The Registrant continued to show a strong balance sheet at March 31, 2000. Total assets for the first quarter ended March 31, 2000 were $1,360,986, up $62,155, or 4.8 percent from December 31, 1999. Total current assets are up $68,951: notes receivable are up $1,377, trade receivables are up $59,294, short-term investments are down $15,251 and inventories are up $22,974. Marketable securities and other investments are down by $3,256 and net property, plant and equipment is also down by $515, while other assets are up $9,646.

Total liabilities of $491,786 are up $37,350 from December 31, 1999. Current liabilities in total are up $33,884: deferred income is up $47,417, while accounts payable are down $9,999 and current notes payable decreased $17,000. The current asset to current liability ratio is 1.7.

Future capital expenditures, acquisitions and increases in working capital are expected to be financed through internally generated funds and external financing. The Registrant’s investment portfolio is available for any funding needs if required. External financing is also available if needed through the Registrant’s lines of credit. At March 31, 2000, the Registrant’s bank credit lines approximated $245,000, and EUR 100,000 (translation $96,510) with various institutions. The Registrant had $100,000 outstanding borrowings under these agreements, with an average short-term rate of 6.24 percent. These lines of credit represent an additional and immediate source of liquidity.

Shareholders’ equity is up $24,805 over December 31, 1999; with retained earnings up $20,218, net stock related activity increased equity by $680 and accumulated other comprehensive income increased by $3,926. Shareholders’ equity per Common Share at March 31, 2000 increased to $12.21 from $11.88 at December 31, 1999. The first quarter cash dividend of $0.155 per share was paid on March 10, 2000 to shareholders of record on February 18, 2000. On April 19, 2000, the second quarter cash dividend of $0.155 per share was declared payable on June 2, 2000 to shareholders of record on May 12, 2000. Diebold, Incorporated shares are listed on the New York Stock Exchange under the symbol of DBD. The market price during the first three months of 2000 fluctuated within the range of $21.50 and $28.50.

Results of Operations

Overall, net sales for the first quarter of 2000 increased from the same period in 1999 by $61,109 or 21.6 percent. Product revenue showed an increase of $33,910, or 20.1 percent over the first quarter of 1999. International product revenue showed dramatic growth, evidenced by a 106.2 percent increase generated in Asia-Pacific, Europe, the Middle East and Africa. Net service sales for the quarter were up from the prior year by $27,199 or 23.8 percent. Excluding the effects of Procomp, total revenue for the first quarter was up 11.2 percent, and service revenue showed an increase of 8.6 percent. Gross profit of $116,823 was $15,735, or 15.6 percent higher than the same quarter last year. Product gross margin, excluding Procomp, of 41.3 percent was

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

As of March 31, 2000
(Unaudited)

(Dollars in thousands except for per share amounts)

Results of Operation (continued)

up from 1999 first quarter gross margin of 40.1 percent, reflecting the higher margins associated with direct international channels. Service gross margin of 29.2 percent, excluding Procomp, was up from 29.1 percent a year ago. Total operating expenses of $67,626 were 19.6 percent of revenue. Excluding Procomp, expenses were 20.4 percent, which was an improvement from 21.0 percent of revenue in 1999. First quarter 2000 miscellaneous, net was down from the same quarter in the prior year by $7,100, primarily due to the amortization of goodwill from Procomp, and an increase in interest on short-term debt. Net income was up by 7.3 percent over first quarter 1999 net income resulting in first quarter diluted earnings per share of $0.44. Excluding the anticipated dilutive effect of Procomp, earnings per share were $0.46.

Segment Information

NASS customer revenues of $234,738 increased by $10,137, or 4.5 percent from the first quarter 1999 of $224,601. U.S. product revenue increased 12.9 percent, while Canada decreased 87.8 percent. The decrease in Canada is a result of nonrecurring revenue from first quarter 1999 and continued challenges in replacing the IBM sales channel. Operating profits for the same period were down by $4,546, or 11.9 percent. Service performance, specifically a shortfall in NASS service revenue negatively impacted profit for the quarter.

ISS customer revenue was up for the first quarter of 2000 over the same quarter of 1999 by $47,400, or 91.4 percent. ISS product revenue showed dramatic improvement, evidenced by 124.3 percent product revenue growth generated in Asia-Pacific. Europe, the Middle East and Africa showed an increase of 96.7 percent in product revenue over the same quarter 1999. Latin America decreased 23.3 percent, excluding Procomp, due to a comparison with the 1999 first quarter shipment of a very large order in Venezuela.

The segment called Other showed an increase in customer revenues of $4,174, or 68.1 percent for the first quarter 2000 over the same quarter 1999. The segment showed an operating loss of $423 for the first quarter of 2000.

Year 2000 Disclosure

The Registrant was well prepared for year 2000 and experienced no major problems with its internal systems or in products purchased from suppliers used in manufacturing and service of its customers. Registrant’s web page (www.diebold.com) gave information to customers on year 2000 compliance of products and was a frequently used resource. As required, the Registrant expensed as incurred all costs associated with year 2000 issues. The costs did not have a material effect on the Registrant’s financial position or results of operations.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

As of March 31, 2000
(Unaudited)

(Dollars in thousands except for per share amounts)

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

Forward-Looking Statement Disclosure

In the Registrant’s written or oral statements, the use of the words “believes,” “anticipates,” “expects” and similar verbs is intended to identify forward-looking statements which have been made and may in the future be made by or on behalf of the Registrant, including statements concerning future operating performance, the Registrant’s share of new and existing markets, and the Registrant’s short- and long-term revenue and earnings growth rates. The Registrant gives no assurance that its goals will be realized, and it is under no obligation to report changes to its outlook. Readers are cautioned not to place undue reliance on these forward-looking statements. The Registrant’s uncertainties could cause actual results to differ materially from those anticipated in forward-looking statements. These include, but are not limited to:

•	competitive pressures, including pricing pressures and technological developments;

•	changes in the Registrant’s relationships with customers, suppliers, distributors, and/or partners in its business ventures;

•	changes in political, economic, or other factors such as currency exchange rates, inflation rates, recessionary or expansive trends, taxes and regulations and laws affecting the worldwide business in each of Registrant’s operations, including Brazil, where a significant portion of the Registrant’s revenue is derived;

•	acceptance of the Registrant’s product and technology introductions in the marketplace;

•	unanticipated litigation, claims or assessments; and

•	successfully and quickly integrating the Procomp, Bull and Getronics acquisitions into the Registrant’s operations.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Registrant does not have material exposure to interest rate risk, foreign currency exchange rate risk or commodity price risk. As the Registrant continues to expand internationally, it expects market risks to have a greater impact on its financial position and results of operation.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Registrant’s annual meeting of shareholders was held on April 19, 2000. Each matter voted upon at such meeting and the number of shares cast for, against or withheld, and abstained are as follows:

1. Election of Directors

	For	Withheld

Louis V. Bockius III	60,830,944	2,161,594

Richard L. Crandall	60,829,393	2,163,145

Gale S. Fitzgerald	61,160,110	1,832,428

Donald R. Gant	60,734,816	2,257,722

L. Lindsey Halstead	61,159,014	1,833,524

Phillip B. Lassiter	61,198,272	1,794,266

John N. Lauer	61,193,047	1,799,491

William F. Massy	61,167,526	1,825,012

Walden W. O’Dell	61,212,110	1,780,428

W. R. Timken, Jr.	61,187,421	1,805,117

Patrick J. Lysobey	12,100	—

2. Ratification of Appointment of KPMG LLP as Independent Auditors for 2000

For	Against	Abstained

62,516,416	222,216	253,906

There were no broker non-votes.

ITEM 5. OTHER INFORMATION

Subsequent Events (Dollars in thousands)

On April 17, 2000, the Registrant announced the successful completion of its acquisition of the financial self-service assets and related development activities of European-based Groupe Bull and Getronics NV. The businesses acquired include ATMs, cash dispensers, other self-service terminals and related services primarily for the global banking industry. The acquisition was completed for approximately $160,000. As part of the transaction, the Registrant acquired approximately 1,300 new employees in the areas of sales, service, management and manufacturing.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)		Exhibits

3.1	(i)	Amended and Restated Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.1(i) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994

3.1	(ii)	Code of Regulations — incorporated by reference to Exhibit 4(c) to Registrant’s Post-Effective Amendment No. 1 to Form S-8 Registration Statement No. 33-32960.

3.2		Certificate of Amendment by Shareholders to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.2 to Registrant’s Form 10-Q for the quarter ended March 31, 1996.

3.3		Certificate of Amendment to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.3 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.

4.		Rights Agreement dated as of February 11, 1999 between Diebold, Incorporated and the Bank of New York — incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form 8-A dated February 11, 1999.

*10.1		Form of Employment Agreement as amended and restated as of September 13, 1990 — incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990.

*10.2		Schedule of Certain Officers who are Parties to Employment Agreements in the form of Exhibit 10.1 — incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-K for the year ended December 31, 1999.

*10.5	(i)	Supplemental Employee Retirement Plan (as amended January 1, 1994) — incorporated by reference to Exhibit 10.5 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.

*10.5	(ii)	Amendment No. 1 to the Amended and Restated Supplemental Retirement Plan — incorporated by reference to Exhibit 10.5 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998.

*10.7	(i)	1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992.

*10.7	(ii)	Amendment No. 1 to the Amended and Restated 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998.

*10.8	(i)	1991 Equity and Performance Incentive Plan as Amended and Restated — incorporated by reference to Exhibit 10.8 to Registrant’s Form 10-Q for the quarter ended March 31, 1997.

*		Reflects management contract or other compensatory arrangement.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)		Exhibits (Continued)

*10.8	(ii)	Amendment No. 1 to the 1991 Equity and Performance Incentive Plan as Amended and Restated — incorporated by reference to Exhibit 10.8 (ii) to the Registrant’s Form 10-Q for the quarter ended September 30, 1998.

*10.8	(iii)	Amendment No. 2 to the 1991 Equity and Performance Incentive Plan as Amended and Restated — incorporated by reference to Exhibit 10.8 (iii) to the Registrant’s Form 10-Q for the quarter ended June 30, 1999.

*10.9		Long-Term Executive Incentive Plan — incorporated by reference to Exhibit 10.9 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.

*10.10	(i)	1992 Deferred Incentive Compensation Plan (as amended and restated as of July 1, 1993) — incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.

*10.10	(ii)	Amendment No. 1 to the Amended and Restated 1992 Deferred Incentive Compensation Plan — incorporated by reference to Exhibit 10.10 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998.

*10.10	(iii)	Amendment No. 2 to the Amended and Restated 1992 Deferred Incentive Compensation Plan — incorporated by reference to Exhibit 10.10 (iii) to Registrant’s Form 10-Q for the quarter ended September 30, 1998.

*10.11		Annual Incentive Plan — incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992.

*10.13	(i)	Forms of Deferred Compensation Agreement and Amendment No. 1 to Deferred Compensation Agreement — incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.

*10.13	(ii)	Section 162(m) Deferred Compensation Agreement (as amended and restated January 29, 1998) — incorporated by reference to Exhibit 10.13 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998.

*10.14		Deferral of Stock Option Gains Plan — incorporated by reference to Exhibit 10.14 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.

*10.15		Employment Agreement with Walden W. O’Dell – incorporated by reference to Exhibit 10.15 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999

*10.16		Separation Agreement with Gerald F. Morris — incorporated by reference to Exhibit 10.16 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

*		Reflects management contract or other compensatory arrangement.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits (Continued)

10.17	Loan Agreement dated as of December 1, 1999 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, Michigan as Agent — incorporated by reference to Exhibit 10.17 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

27.	Financial Data Schedule.

(b)	Reports on Form 8-K.

Registrant filed a Form 8-K/A on January 4, 2000 reporting the Stock Purchase Agreement between the Registrant and Procomp Amazonia Industria Eletronica S.A., effective as of October 21, 1999

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIEBOLD, INCORPORATED

(Registrant)

Date :	April 27, 2000	By:	/s/ Walden W. O’Dell

Walden W. O’Dell

Chairman of the Board, President and Chief Executive Officer

Date :	April 27, 2000	By:	/s/ Gregory T. Geswein

Gregory T. Geswein

Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
INDEX TO EXHIBITS

EXHIBIT NO.			PAGE NO.

3.1	(i)	Amended and Restated Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.1(i) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994	—

3.1	(ii)	Code of Regulations — incorporated by reference to Exhibit 4(c) to Registrant’s Post-Effective Amendment No. 1 to Form S-8 Registration Statement No. 33-32960.	—

3.2		Certificate of Amendment by Shareholders to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.2 to Registrant’s Form 10-Q for the quarter ended March 31, 1996.	—

3.3		Certificate of Amendment to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.3 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.	—

4.		Rights Agreement dated as of February 11, 1999 between Diebold, Incorporated and the Bank of New York — incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form 8-A dated February 11, 1999.	—

*10.1		Form of Employment Agreement as amended and restated as of September 13, 1990 — incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990.	—

*10.2		Schedule of Certain Officers who are Parties to Employment Agreements in the form of Exhibit 10.1 — incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-K for the year ended December 31, 1999.	—

*10.5	(i)	Supplemental Employee Retirement Plan (as amended January 1, 1994) — incorporated by reference to Exhibit 10.5 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.	—

*10.5	(ii)	Amendment No. 1 to the Amended and Restated Supplemental Retirement Plan — incorporated by reference to Exhibit 10.5 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998.	—

*10.7	(i)	1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992.	—

*10.7	(ii)	Amendment No. 1 to the Amended and Restated 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998.	—

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
INDEX TO EXHIBITS (continued)

EXHIBIT NO.			PAGE NO.

*10.8	(i)	1991 Equity and Performance Incentive Plan as Amended and Restated — incorporated by reference to Exhibit 10.8 to Registrant’s Form 10-Q for the quarter ended March 31, 1997.	—

*10.8	(ii)	Amendment No. 1 to the 1991 Equity and Performance Incentive Plan as Amended and Restated — incorporated by reference to Exhibit 10.8 (ii) to the Registrant’s Form 10-Q for the quarter ended September 30, 1998.	—

*10.8	(iii)	Amendment No. 2 to the 1991 Equity and Performance Incentive Plan as Amended and Restated — incorporated by reference to Exhibit 10.8 (iii) to Registrant’s Form 10-Q for the quarter ended June 30, 1999.	—

*10.9		Long-Term Executive Incentive Plan — incorporated by reference to Exhibit 10.9 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.	—

*10.10	(i)	1992 Deferred Incentive Compensation Plan (as amended and restated as of July 1, 1993) — incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.	—

*10.10	(ii)	Amendment No. 1 to the Amended and Restated 1992 Deferred Incentive Compensation Plan — incorporated by reference to Exhibit 10.10 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998.	—

*10.10	(iii)	Amendment No. 2 to the Amended and Restated 1992 Deferred Incentive Compensation Plan — incorporated by reference to Exhibit 10.10 (iii) to Registrant’s Form 10-Q for the quarter ended September 30, 1998.	—

*10.11		Annual Incentive Plan — incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992.	—

*10.13	(i)	Forms of Deferred Compensation Agreement and Amendment No. 1 to Deferred Compensation Agreement — incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.	—

*10.13	(ii)	Section 162(m) Deferred Compensation Agreement (as amended and restated January 29, 1998) — incorporated by reference to Exhibit 10.13 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998.	—

*10.14		Deferral of Stock Option Gains Plan — incorporated by reference to Exhibit 10.14 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.	—

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
INDEX TO EXHIBITS (continued)

EXHIBIT NO.		PAGE NO.

*10.15	Employment Agreement with Walden W. O’Dell — incorporated by reference to Exhibit 10.15 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.	—

*10.16	Separation Agreement with Gerald. F. Morris — incorporated by reference to Exhibit 10.16 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.	—

10.17	Loan Agreement dated as of December 1, 1999 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, Michigan as Agent — incorporated by reference to Exhibit 10.17 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.	—

27.	Financial Data Schedule.	21