Form 10-Q
period 2000-06-30
DIEBOLD INC
filed 2000-08-14
CIK 28823

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ..........to...........

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

Yes X No ____

Indicate the number of shares outstanding of each of the issuer’s classes of Common Shares, as of the latest practicable date.

Class	Outstanding at August 10, 2000

Common Shares $1.25 Par Value	71,261,973 Shares

DIEBOLD, INCORPORATED AND SUBSIDIARIES

FORM 10-Q

INDEX

Page No.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets -

June 30, 2000 and December 31, 1999	3

Condensed Consolidated Statements of Income -

Three Months and Six Months Ended June 30, 2000 and 1999	4

Condensed Consolidated Statements of Cash Flows -

Six Months Ended June 30, 2000 and 1999	5

Notes to Condensed Consolidated Financial Statements	6

ITEM 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations	10

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	14

PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K	14

SIGNATURES	17

INDEX TO EXHIBITS	18

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	(Unaudited)	December 31,
	June 30, 2000	1999

ASSETS

Current assets

Cash and cash equivalents	$38,027	$27,299

Short-term investments	24,330	57,348

Trade and notes receivable	447,507	325,793

Inventories	235,258	169,785

Prepaid expenses and other current assets	91,160	67,711

Total current assets	836,282	647,936

Securities and other investments	161,210	175,232

Property, plant and equipment, at cost	344,819	320,640

Less accumulated depreciation and amortization	173,931	159,916

	170,888	160,724

Finance receivables	72,590	83,804

Goodwill	297,897	160,073
Other assets	84,842	71,062

	$1,623,709	$1,298,831

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities

Accounts payable	$127,280	$96,351

Notes payable	258,563	117,450

Estimated income taxes	30,982	13,558

Accrued installation costs	22,320	17,420

Deferred income	109,739	70,899

Other current liabilities	101,748	66,729

Total current liabilities	650,632	382,407

Bonds payable	20,800	20,800

Pensions	31,886	24,309

Postretirement benefits	22,498	22,497

Minority interest	5,394	4,423

Shareholders’ equity

Preferred Shares, no par value, authorized 1,000,000 shares, none issued	—	—

Common shares, par value $1.25, authorized 125,000,000, issued 71,682,057 and 71,482,997 shares, respectively; outstanding 71,251,779 and 71,096,290 shares, respectively	89,603	89,354

Additional capital	90,019	87,169

Retained earnings	736,395	691,415

Treasury shares, at cost (430,278 and 386,707 shares, respectively)	(14,635)	(13,644)

Accumulated other comprehensive income	(4,987)	(5,865)

Other	(3,896)	(4,034)

Total shareholders’ equity	892,499	844,395

	$1,623,709	$1,298,831

See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands except for per share amounts)

	Three Months Ended		Six Months Ended
	June 30		June 30

	2000	1999	2000	1999

Net Sales

Products	$269,915	$176,511	$472,938	$345,624

Services	172,187	120,485	313,756	234,855

	442,102	296,996	786,694	580,479

Cost of sales

Products	179,483	100,708	305,191	202,052

Services	122,684	85,282	224,745	166,333

	302,167	185,990	529,936	368,385

Gross Profit	139,935	111,006	256,758	212,094

Selling and administrative expense	65,394	50,711	122,150	98,168

Research, development and engineering expense	12,853	13,285	23,723	25,236

	78,247	63,996	145,873	123,404

Operating Profit	61,688	47,010	110,885	88,690

Investment income	4,596	5,373	10,497	10,166

Interest expense	(3,929)	(526)	(7,221)	(989)

Miscellaneous, net	(7,181)	(1,649)	(11,960)	(2,157)

Minority interest	(882)	(505)	(1,252)	(143)

Income before taxes	54,292	49,703	100,949	95,567

Taxes on income	(18,459)	(18,142)	(33,856)	(34,882)

Net income	$35,833	$31,561	$67,093	$60,685

Basic weighted-average shares outstanding	71,223	68,949	71,176	68,938

Diluted weighted-average shares outstanding	71,449	69,147	71,360	69,161

Basic earnings per share	$0.50	$0.46	$0.94	$0.88

Diluted earnings per share	$0.50	$0.46	$0.94	$0.88

Cash dividends paid per Common Share	$0.155	$0.150	$0.310	$0.300

See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,

	2000	1999

Cash flow from operating activities:

Net income	$67,093	$60,685

Adjustments to reconcile net income to cash provided by operating activities

Minority share of income	1,252	143

Depreciation	15,584	12,377

Other charges and amortization	17,535	7,469

Cash used by changes in certain assets and liabilities

Trade and notes receivable	(76,424)	(34,729)

Inventories	(36,694)	245

Prepaid expenses and other current assets	(9,888)	(3,809)

Accounts payable	(6,010)	(10,767)

Deferred income	24,087	30,268

Other	19,912	16,810

Net cash provided by operating activities	16,447	78,692
Cash flow from investing activities:

Payments for acquisitions, net of cash acquired	(143,137)	—

Proceeds from maturities and sale of investments	61,265	24,541

Payments for purchases of investments	(14,258)	(91,135)

Capital expenditures	(16,590)	(8,091)

Decrease in net finance receivables	46	3,844

Increase in certain other assets	(14,498)	(8,765)

Other	176	—

Net cash used by investing activities	(126,996)	(79,606)
Cash flow from financing activities:

Dividends paid	(22,113)	(20,682)

Distribution of affiliate’s earnings to minority interest holder	(281)	(1,000)

Proceeds from short-term borrowings	141,563	—

Issuance and repurchase of Common shares	2,108	1,379

Other	—	473

Net cash provided/(used) by financing activities	121,277	(19,830)

Increase/(decrease) in cash and cash equivalents	10,728	(20,744)

Cash and cash equivalents at the beginning of the period	27,299	42,540

Cash and cash equivalents at the end of the period	$38,027	$21,796

See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except for per share amounts)

1.	The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999. In addition, the Registrant’s statements in this Form 10-Q report may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. A discussion of these risks and uncertainties is contained in the management’s discussion and analysis of financial condition and results of operations in this Form 10-Q. The results of operations for the six-month period ended June 30, 2000 are not necessarily indicative of results to be expected for the full year.

2.	The basic and diluted earnings per share computations in the condensed consolidated statements of income are based on the weighted-average number of shares outstanding during each period reported. The following data show the amounts used in computing earnings per share and the effect on the weighted-average number of shares of dilutive potential common stock.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	1999	2000	1999

Numerator:

Income used in basic and diluted earnings per share	$35,833	$31,561	$67,093	$60,685

Denominator:

Basic weighted-average shares	71,223	68,949	71,176	68,938

Effect of dilutive fixed stock options	226	198	184	223

Diluted weighted-average shares	71,449	69,147	71,360	69,161

Basic earnings per share	$0.50	$0.46	$0.94	$0.88

Diluted earnings per share	$0.50	$0.46	$0.94	$0.88

Anti-dilutive shares not used in calculating diluted weighted-average shares	1,358	1,408	1,387	1,356

3. Inventory detail at:	June 30, 2000	December 31, 1999

Finished goods and service parts	$82,680	$55,433

Work in process	152,519	114,300

Raw materials	59	52

Total Inventory	$235,258	$169,785

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands)

4.	The Registrant has reclassified the presentation of certain prior-year information to conform with the current presentation format.

5.	The Registrant displays the accumulated balance of other comprehensive income separately from retained earnings and additional capital in the equity section of the Balance Sheet. Items considered to be other comprehensive income include adjustments made for foreign currency translation (under Statement 52), pensions (under Statement 87) and unrealized holding gains and losses on available-for-sale securities (under Statement 115). Comprehensive income for the three months ended June 30, 2000 and 1999 was $32,785 and $31,101, respectively. Comprehensive income for the six months ended June 30, 2000 and 1999 was $67,971 and $59,745, respectively.

6.	The Registrant has defined its segments into its three main sales channels: North American Sales and Service (NASS), International Sales and Service (ISS) and Other, which combines several of the Registrant’s smaller sales channels. These sales channels are evaluated based on the following information presented: revenues from customers, revenues from inter-segment transactions, and operating profit contribution to the total corporation. A reconciliation between segment information and the Condensed Consolidated Financial Statements is also disclosed. All income and expense items below operating profit are not allocated to the segments and are not disclosed. Revenue by geography and revenue by product and service solution are also disclosed.

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

7.	On April 17, 2000, the Registrant announced the successful completion of its acquisition of the financial self-service assets and related development activities of European-based Groupe Bull and Getronics NV. The businesses acquired include ATMs, cash dispensers, other self-service terminals and related services primarily for the global banking industry. The acquisition was completed for approximately $90,000 and 400,000 French Francs (translation $58,080). The majority of subsidiaries of Groupe Bull and Getronics NV have been acquired and consolidated. The remaining subsidiaries will be consolidated upon completion of the legal closing.

The acquisition has been accounted for as a purchase business combination and, accordingly, the purchase price has been allocated to identifiable tangible and intangible assets acquired and liabilities assumed, based upon their respective fair values, with the excess allocated to goodwill to be amortized over the estimated economic life from the date of acquisition.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands)

	NASS	ISS	Other	Total

Segment Information by Channel for the three month period ending June 30, 2000:

Customer revenues	$239,983	$190,385	$11,745	$442,113

Intersegment revenues	5,238	—	1,777	7,015

Operating profit	38,832	13,593	557	52,982

Segment Information by Channel for the three month period ending June 30, 1999:

Customer revenues	$232,230	$55,498	$9,718	$297,446

Intersegment revenues	4,757	(94)	3,959	8,622

Operating profit/(loss)	36,208	5,470	(915)	40,763

	NASS	ISS	Other	Total

Segment Information by Channel for the six month period ending June 30, 2000:

Customer revenues	$474,721	$289,649	$22,046	$786,416

Intersegment revenues	10,274	—	3,245	13,519

Operating profit	72,361	14,972	134	87,467

Segment Information by Channel for the six month period ending June 30, 1999:

Customer revenues	$456,831	$107,362	$15,845	$580,038

Intersegment revenues	5,473	(284)	5,729	10,918

Operating profit/(loss)	74,283	5,511	(3,441)	76,353

Reconciliation of Segment Information to Condensed Consolidated Statements of Income

	For the three month period ending June 30:

		2000			1999
		Inter-			Inter-
	Customer	segment	Operating	Customer	segment	Operating
	Revenues	Revenues	Profit	Revenues	Revenues	Profit

Total segment information	$442,113	$7,015	$52,982	$297,446	$8,622	$40,763

Adjustments:

Manufacturing	169	146,263	14,001	(298)	162,257	17,361

Corporate	(180)	526	(5,295)	(152)	305	(11,114)

Eliminations	—	(153,804)	—	—	(171,184)	—

Total adjustments	(11)	(7,015)	8,706	(450)	(8,622)	6,247

Consolidated Statements of Income	$442,102	$—	$61,688	$296,996	$—	$47,010

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands)

Reconciliation of Segment Information to Condensed Consolidated Statements of Income (continued)

	For the six month period ending June 30:

		2000			1999
		Inter-			Inter-
	Customer	segment	Operating	Customer	segment	Operating
	Revenues	Revenues	Profit	Revenues	Revenues	Profit

Total segment information	$786,416	$13,519	$87,467	$580,038	$10,918	$76,353

Adjustments:

Manufacturing	282	308,740	33,929	208	311,677	34,572

Corporate	(4)	740	(10,511)	233	1,803	(22,235)

Eliminations	—	(322,999)	—	—	(324,398)	—

Total adjustments	278	(13,519)	23,418	441	(10,918)	12,337

Consolidated Statements of Income	$786,694	$—	$110,885	$580,479	$—	$88,690

Product Revenue by Geography

For the three month period ending June 30:			For the six month period ending June 30:

	2000	1999	2000	1999

United States	$139,290	$128,096	$278,085	$251,029

Canada	786	7,454	1,705	15,013

Asia-Pacific	14,761	12,102	25,396	16,843

Europe, Middle East and Africa	42,995	13,341	60,678	22,332

Latin America	72,083	15,518	107,074	40,407

Total product revenue	$269,915	$176,511	$472,938	$345,624

      Total Revenue Domestic vs. International

For the three month period ending June 30:			For the six month period ending June 30:

	2000	1999	2000	1999

Domestic	$250,363	$233,091	$494,133	$456,245

Percentage of total revenue	56.6%	78.5%	62.8%	78.6%

International	191,739	63,905	292,561	124,234

Percentage of total revenue	43.4%	21.5%	37.2%	21.4%

Total revenue	$442,102	$296,996	$786,694	$580,479

Total Revenue by Product /Service Solution

For the three month period ending June 30:			For the six month period ending June 30:

	2000	1999	2000	1999

Self-service solutions	$159,660	$123,582	$295,178	$244,881

Security solutions	49,025	44,573	91,620	84,660

Other hardware solutions	48,829	—	65,299	—

Professional and special services	12,401	8,356	20,841	16,083

Custom maintenance services	172,187	120,485	313,756	234,855

Total revenue	$442,102	$296,996	$786,694	$580,479

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of June 30, 2000
(Unaudited)
(Dollars in thousands except for per share amounts)

Acquisition

On April 17, 2000, the Registrant announced the successful completion of its acquisition of the financial self-service assets and related development activities of European-based Groupe Bull and Getronics NV. The businesses acquired include ATMs, cash dispensers, other self-service terminals and related services primarily for the global banking industry. The acquisition was completed for approximately $90,000 and 400,000 French Francs (translation $58,080). The majority of subsidiaries of Groupe Bull and Getronics NV have been acquired and consolidated. The remaining subsidiaries will be consolidated upon completion of the legal closing.

The acquisition has been accounted for as a purchase business combination and, accordingly, the purchase price has been allocated to identifiable tangible and intangible assets acquired and liabilities assumed, based upon their respective fair values, with the excess allocated to goodwill to be amortized over the estimated economic life from the date of acquisition.

Changes in Financial Condition

Total assets for the second quarter ended June 30, 2000 were $1,623,709, up $324,878, or 25.0 percent from December 31, 1999. Of the $324,878 increase in total assets, $236,814 are assets related to the European acquisition. Total current assets are up $188,346: trade and notes receivable are up $121,714, inventories are up by $65,473, and prepaid expenses and other current assets are up $23,449, while short-term investments are down $33,018. The European acquisition accounts for $80,696 of the increase in total current assets: 55.5 percent of the $80,696 is trade receivables, 35.7 percent is inventory, and the other 8.8 percent is made up of cash, cash equivalents and other current assets. Net property, plant and equipment is up $10,164 and other assets are up $13,780. Marketable securities and other investments are down $14,022.

Total liabilities of $731,210 are up $276,774 from December 31, 1999. The European acquisition accounts for 33.0 percent, or $91,222 of this increase. Current liabilities in total are up $268,225: deferred income is up $38,840, accounts payable are up $30,929, and current notes payable increased $141,113. $128,868 of the increase in current notes payable is attributable to borrowings that were used to fund the Registrant’s European acquisition. The European acquisition accounted for $14,753 and $35,189 of the increase in deferred income and accounts payable, respectively. The Registrant’s current asset to current liability ratio dropped to 1.3 at June 30, 2000 versus 1.7 at December 31, 1999.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of June 30, 2000
(Unaudited)
(Dollars in thousands except for per share amounts)

Changes in Financial Condition (continued)

Future capital expenditures, acquisitions and increases in working capital are expected to be financed through internally generated funds and external financing. The Registrant’s investment portfolio is available for any funding needs if required. External financing is also available if needed through the Registrant’s lines of credit. At June 30, 2000, the Registrant’s bank credit lines approximated $255,000, and EUR 100,000 (translation $95,480) with various institutions. The Registrant had $197,048 and EUR 64,427 (translation $61,515) outstanding borrowings at June 30, 2000 under these agreements, with an average short-term rate of 6.97 percent US dollar, and 4.76 percent EUR. The balance in these lines of credit represents an additional and immediate source of liquidity.

Shareholders’ equity is up $48,104 over December 31, 1999, with retained earnings up $44,980, and net stock related activity was an increase to equity of $2,108, and accumulated other comprehensive income decreased by $878. Shareholders’ equity per Common Share at June 30, 2000 increased to $12.53 from $11.88 at December 31, 1999. The second quarter cash dividend of $0.155 per share was paid on June 2, 2000 to shareholders of record on May 12, 2000. Diebold, Incorporated shares are listed on the New York Stock Exchange under the symbol of DBD. The market price during the first six months of 2000 fluctuated within the range of $21.50 and $32.88.

Results of Operation

Second Quarter 2000 Comparison to Second Quarter 1999

Overall, net sales for the second quarter of 2000 increased from the same period in 1999 by $145,106 or 48.9 percent. Excluding the acquisitions in Europe (April 2000) and Brazil (November 1999) and prior year trade sales to Procomp, net sales increased 7.8 percent. Total product revenue showed an increase of $93,404, or 52.9 percent over the second quarter of 1999. Service revenue, excluding acquisitions, increased by $11,994, or 10.0 percent, reflecting the Registrant’s strategic emphasis on providing a greater mix of value-added services to its customers. The Registrant’s security business increased by $4,452, or 10.0 percent largely due to growing opportunities in emerging markets, such as retail, and increased share in established markets. Gross profit of $139,935 was $28,929, or 26.1 percent higher than the same quarter last year. Product gross margin, excluding the acquisitions, of 40.1 percent was down from 1999 second quarter gross margin of 42.9 percent, reflecting the current revenue mix. However, service gross margin of 32.8 percent, excluding the acquisitions, was up from 29.2 percent a year ago, offsetting the lower product gross margin. Total operating expenses were 17.7 percent of revenue. Excluding the acquisitions, expenses were 20.1 percent, which was an improvement from 21.5 percent of revenue in 1999. Operating profit was 14.0 percent of revenue. Excluding the acquisitions, operating profit was 16.9 percent of revenue, up from 15.8 percent from 1999. Second quarter 2000 miscellaneous, net expense was up from the same quarter in the prior year by $5,532, primarily due to the amortization of goodwill from acquisitions. Interest expense is largely related to interest on borrowings to fund acquisitions and has increased $3,403 over the second quarter of 1999. Net income of $35,833 was up by 13.5 percent over second quarter 1999 net income of $31,561 resulting in second quarter diluted earnings per share of $0.50. Excluding the effect of acquisitions, earnings per share for the second quarter of 2000 was $0.51.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

As of June 30, 2000
(Unaudited)
(Dollars in thousands except for per share amounts)

Results of Operation (continued)

First Half 2000 Comparison to First Half 1999

Consolidated net sales of $786,694 for the first half of 2000 were up by $206,215, or 35.5 percent from the same period in 1999. The acquisitions in Brazil and Europe increased net sales by $165,693, of which 65.6 percent was product. Consolidated product sales were up $127,314, or 36.8 percent, while service sales for the half were up from the prior year by $78,901 or 33.6 percent. Total consolidated gross profit for the six months ended June 30, 2000 increased $44,664, or 21.1% year over year. Gross margin percentage excluding acquisitions increased slightly from 36.5% in 1999 to 36.7% in 2000. Product gross margin of 35.5 percent was a decrease from the first half of 1999 gross margin of 41.5 percent. Service gross margin of 28.4 percent was also down from 29.2 percent for the first half of 1999. Total operating expenses of $145,873 are lower as a percent of revenue versus 1999 (18.5 percent in 2000 versus 21.3 percent in the same period 1999.) Excluding the acquisitions, operating profit was 16.5 percent of revenue, while in total the Registrant’s consolidated operating profit was 14.1 percent for the first half of 2000. This compares to operating profit for the first half of 1999 of 15.3 percent of revenue. Consolidated net income of $67,093 was favorable by 10.6 percent over first half 1999 net income, resulting in first half diluted earnings per share of $0.94, an increase of 6.8 percent over $0.88 in 1999.

Segment Information

NASS customer revenues of $239,983 for the three month period ending June 30, 2000 increased by $7,753, or 3.3 percent from the same period of 1999. U.S. product revenue increased 8.7 percent, while Canada decreased 89.5 percent. The decrease in Canada is a result of continued challenges in replacing the IBM sales channel. NASS operating profits for the same period were up by $2,624, or 7.2 percent.

ISS customer revenue was up for the second quarter of 2000 over the same quarter of 1999 by $134,887, or 243.0 percent. Asia-Pacific product revenue increased $ 2,659, or 22.0 percent; while Europe, the Middle East and Africa product revenue increased $29,654, or 222.3 percent, reflecting positive results generated by recently formed direct sales channels as a result of the acquisition in Europe. Latin America increased by $56,565, or 364.5 percent, largely due to an increase in revenue resulting from the Brazilian acquisition.

The Other segment showed an increase in customer revenues of $2,027, or 20.9 percent for the second quarter 2000 over the same quarter 1999. The segment showed operating profit of $557, an increase over the $915 loss for the same period in 1999.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

As of June 30, 2000
(Unaudited)

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

New Accounting Pronouncements

In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition.” SAB 101 does not change existing accounting literature on revenue recognition, but rather explains the SEC staff’s general framework for revenue recognition. SAB 101 states that changes in accounting to apply the guidance in SAB 101 may be accounted for as a change in accounting principle. Through issuance of SAB 101B, the change in accounting principle must be recorded by the fourth quarter 2000. The Registrant is currently recognizing revenue consistent with its contract terms and policies and is currently reviewing its recognition practices to determine the impact, if any, on the Registrant’s results of operations. In June 1998, the FASB issued Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Registrant will adopt Statement No. 133 as required for its first quarterly filing of fiscal year 2001.

Forward-Looking Statement Disclosure

In the Registrant’s written or oral statements, the use of the words “believes,” “anticipates,” “expects” and similar verbs is intended to identify forward-looking statements which have been made and may in the future be made by or on behalf of the Registrant, including statements concerning future operating performance, the Registrant’s share of new and existing markets, and the Registrant’s short- and long-term revenue and earnings growth rates. The Registrant gives no assurance that its goals will be realized, and it is under no obligation to report changes to its outlook. Readers are cautioned not to place undue reliance on these forward-looking statements. The Registrant’s uncertainties could cause actual results to differ materially from those anticipated in forward-looking statements. These include, but are not limited to:

•	competitiveness pressures, including pricing pressures and technological developments;
•	changes in the Registrant’s relationships with customers, suppliers, distributors, and/or partners in its business ventures;
•	changes in political, economic, or other factors such as currency exchange rates, inflation rates, recessionary or expansive trends, taxes and regulations and laws affecting the worldwide business in each of the Registrant’s operations, including Brazil, where a significant portion of the Registrant’s revenue is derived;
•	acceptance of the Registrant’s product and technology introductions in the marketplace;
•	unanticipated litigation, claims or assessments; and
•	successfully and quickly integrating the Bull and Getronics acquisitions into the Registrant’s operations.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2000
(Unaudited)

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

No reports on Form 8-K were filed during the second quarter of 2000.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIEBOLD, INCORPORATED

(Registrant)

Date: August 10, 2000	By:	/s/ Walden W. O’Dell

Walden W. O’Dell

Chairman of the Board, President and

Chief Executive Officer

Date: August 10, 2000	By:	/s/ Gregory T. Geswein

Gregory T. Geswein

Senior Vice President and

Chief Financial Officer

(Principal Accounting and Financial

Officer)

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
INDEX TO EXHIBITS

EXHIBIT NO.			PAGE NO.
3.1	(i)	Amended and Restated Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.1(i) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994	—

3.1	(ii)	Code of Regulations — incorporated by reference to Exhibit 4(c) to Registrant’s Post-Effective Amendment No. 1 to Form S-8 Registration Statement No. 33-32960.	—

3.2		Certificate of Amendment by Shareholders to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.2 to Registrant’s Form 10-Q for the quarter ended March 31, 1996.	—

3.3		Certificate of Amendment to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.3 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.	—

4.		Rights Agreement dated as of February 11, 1999 between Diebold, Incorporated and the Bank of New York — incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form 8-A dated February 11, 1999.	—

*10.1		Form of Employment Agreement as amended and restated as of September 13, 1990 — incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990.	—

*10.2		Schedule of Certain Officers who are Parties to Employment Agreements in the form of Exhibit 10.1— incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-K for the year ended December 31, 1999.	—

*10.5	(i)	Supplemental Employee Retirement Plan (as amended January 1, 1994) — incorporated by reference to Exhibit 10.5 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.	—

*10.5	(ii)	Amendment No. 1 to the Amended and Restated Supplemental Retirement Plan — incorporated by reference to Exhibit 10.5 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998.	—

*10.7	(i)	1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992.	—

*10.7	(ii)	Amendment No. 1 to the Amended and Restated 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998.	—

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
INDEX TO EXHIBITS (continued)

EXHIBIT NO.			PAGE NO.

*10.8	(i)	1991 Equity and Performance Incentive Plan as Amended and Restated — incorporated by reference to Exhibit10.8 to Registrant’s Form 10-Q for the quarter ended March 31, 1997.	—

*10.8	(ii)	Amendment No. 1 to the 1991 Equity and Performance Incentive Plan as Amended and Restated — incorporated by reference to Exhibit 10.8 (ii) to the Registrant’s Form 10-Q for the quarter ended September 30, 1998.	—

*10.8	(iii)	Amendment No. 2 to the 1991 Equity and Performance Incentive Plan as Amended and Restated — incorporated by reference to Exhibit 10.8 (iii) to Registrant’s Form 10-Q for the quarter ended June 30, 1999.	—

*10.9		Long-Term Executive Incentive Plan — incorporated by reference to Exhibit 10.9 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.	—

*10.10	(i)	1992 Deferred Incentive Compensation Plan (as amended and restated as of July 1, 1993) — incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.	—

*10.10	(ii)	Amendment No. 1 to the Amended and Restated 1992 Deferred Incentive Compensation Plan — incorporated by reference to Exhibit 10.10 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998.	—

*10.10	(iii)	Amendment No. 2 to the Amended and Restated 1992 Deferred Incentive Compensation Plan — incorporated by reference to Exhibit 10.10 (iii) to Registrant’s Form 10-Q for the quarter ended September 30, 1998.	—

*10.11		Annual Incentive Plan — incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992.	—

*10.13	(i)	Forms of Deferred Compensation Agreement and Amendment No. 1 to Deferred Compensation Agreement — incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.	—

*10.13	(ii)	Section 162(m) Deferred Compensation Agreement (as amended and restated January 29, 1998) — incorporated by reference to Exhibit 10.13 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998.	—

*10.14		Deferral of Stock Option Gains Plan — incorporated by reference to Exhibit 10.14 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.	—

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
INDEX TO EXHIBITS (continued)

EXHIBIT NO.		PAGE NO.

*10.15	Employment Agreement with Walden W. O’Dell — incorporated by reference to Exhibit 10.15 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.	—

*10.16	Separation Agreement with Gerald. F. Morris — incorporated by reference to Exhibit 10.16 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.	—

10.17	Loan Agreement dated as of December 1, 1999 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, Michigan as Agent — incorporated by reference to Exhibit 10.17 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.	—

27.	Financial Data Schedule.	21