Form 10-Q
period 2000-09-30
DIEBOLD INC
filed 2000-11-13
CIK 28823

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2000

      OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                 to

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

Yes  X                  No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Shares, as of the latest practicable date.

Class	Outstanding at November 8, 2000

Common Shares $1.25 Par Value	71,499,782 Shares

DIEBOLD, INCORPORATED AND SUBSIDIARIES

FORM 10-Q

INDEX

Page No.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Condensed Consolidated Balance Sheets — September 30, 2000 and December 31, 1999	3
Condensed Consolidated Statements of Income — Three Months and Nine Months Ended September 30, 2000 and 1999	4
Condensed Consolidated Statements of Cash Flows — Nine Months Ended September 30, 2000 and 1999	5
Notes to Condensed Consolidated Financial Statements	6

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	15

PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K	16

SIGNATURES	18

INDEX TO EXHIBITS	19

DIEBOLD, INCORPORATED AND SUBSIDIARIES

FORM 10-Q
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	(Unaudited)
	September 30,	December 31,
	2000	1999

ASSETS
Current assets

Cash and cash equivalents	$56,253	$27,299

Short-term investments	28,809	57,348

Trade receivables	427,168	312,506

Notes receivable	16,480	13,287

Inventories	224,081	169,785

Prepaid expenses and other current assets	100,806	67,711

Total current assets	853,597	647,936

Securities and other investments	144,489	175,232

Property, plant and equipment, at cost	358,079	320,640

Less accumulated depreciation and amortization	186,364	159,916

	171,715	160,724

Finance receivables	88,296	83,804

Goodwill	293,185	160,073

Other assets	92,297	71,062

	$1,643,579	$1,298,831

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities

Accounts payable	$117,187	$96,351

Notes payable	294,274	117,450

Estimated income taxes	24,855	13,558

Accrued installation costs	23,535	17,420

Deferred income	76,496	70,899

Other current liabilities	110,229	66,729

Total current liabilities	646,576	382,407

Bonds payable	20,800	20,800

Pensions	31,770	24,309

Postretirement benefits	27,561	22,497

Minority interest	6,097	4,423
Shareholders’ equity

Preferred Shares, no par value, authorized 1,000,000 shares, none issued	—	—

Common shares, par value $1.25, authorized 125,000,000, issued 71,908,486 and 71,482,997 shares, respectively; outstanding

71,465,855 and 71,096,290 shares, respectively	89,886	89,354
Additional capital	94,811	87,169

Retained earnings	760,220	691,415

Treasury shares, at cost (442,631 and 386,707 shares, respectively)	(14,995)	(13,644)

Accumulated other comprehensive income	(11,384)	(5,865)

Other	(7,763)	(4,034)

Total shareholders’ equity	910,775	844,395

	$1,643,579	$1,298,831

See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES

FORM 10-Q
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands except for per share amounts)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2000	1999	2000	1999

Net Sales

Products	$304,611	$188,871	$777,549	$534,495

Services	175,339	123,907	489,095	358,762

	479,950	312,778	1,266,644	893,257
Cost of sales

Products	201,217	109,951	506,408	312,003

Services	129,693	89,010	354,438	255,343

	330,910	198,961	860,846	567,346

Gross Profit	149,040	113,817	405,798	325,911

Selling and administrative expense	73,878	55,484	196,028	153,653

Research, development and engineering expense	14,713	10,296	38,436	35,532

	88,591	65,780	234,464	189,185

Operating Profit	60,449	48,037	171,334	136,726

Investment income	3,486	5,413	13,983	15,579

Interest expense	(5,364)	(499)	(12,585)	(1,488)

Miscellaneous, net	(5,284)	(2,144)	(17,244)	(4,301)

Minority interest	(862)	(531)	(2,114)	(674)

Income before taxes	52,425	50,276	153,374	145,842

Taxes on income	(17,524)	(17,622)	(51,380)	(52,503)

Net income	$34,901	$32,654	$101,994	$93,339

Basic weighted-average shares outstanding	71,325	68,954	71,226	68,943

Diluted weighted-average shares outstanding	71,510	69,157	71,411	69,160

Basic earnings per share	$0.49	$0.47	$1.43	$1.35

Diluted earnings per share	$0.49	$0.47	$1.43	$1.35

Cash dividends paid per Common Share	$0.155	$0.150	$0.465	$0.45

See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES

FORM 10-Q
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30,

	2000	1999

Cash flow from operating activities:

Net income	$101,994	$93,339
Adjustments to reconcile net income to cash provided by operating activities

Minority share of income	2,114	674

Depreciation	24,649	19,872

Other charges and amortization	22,679	14,759

Cash used by changes in certain assets and liabilities

Trade receivables	(69,878)	(39,887)

Notes receivable	(2,428)	(12,699)

Inventories	(25,517)	62

Prepaid expenses and other current assets	(18,715)	(3,385)

Accounts payable	(14,353)	(9,727)

Deferred income	(9,156)	18,140

Other	29,081	25,184

Net cash provided by operating activities	40,470	106,332

Cash flow from investing activities:

Payments for acquisitions, net of cash acquired	(143,137)	—

Proceeds from maturities and sale of investments	70,429	37,026

Payments for purchases of investments	(15,337)	(96,277)

Capital expenditures	(26,338)	(21,003)

Increase in net finance receivables	(16,185)	(6,397)

Increase in certain other assets	(29,616)	(15,397)

Net cash used by investing activities	(160,184)	(102,048)

Cash flow from financing activities:

Dividends paid	(33,189)	(31,025)

Distribution of affiliate’s earnings to minority interest holder	(440)	(1,000)

Proceeds from short-term borrowings	175,474	—

Issuance and repurchase of Common shares	6,823	1,493

Other	—	513

Net cash provided/(used) by financing activities	148,668	(30,019)

Increase/(decrease) in cash and cash equivalents	28,954	(25,735)

Cash and cash equivalents at the beginning of the period	27,299	42,540

Cash and cash equivalents at the end of the period	$56,253	$16,805

See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES

FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except for per share amounts)

1.	The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999. In addition, the Registrant’s statements in this Form 10-Q report may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. A discussion of these risks and uncertainties is contained in the management’s discussion and analysis of financial condition and results of operations in this Form 10-Q. The results of operations for the nine-month period ended September 30, 2000 are not necessarily indicative of results to be expected for the full year.

2.	The basic and diluted earnings per share computations in the condensed consolidated statements of income are based on the weighted-average number of shares outstanding during each period reported. The following data show the amounts used in computing earnings per share and the effect on the weighted-average number of shares of dilutive potential common stock.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	1999	2000	1999

Numerator:

Income used in basic and diluted earnings per share	$34,901	$32,654	$101,994	$93,339

Denominator:

Basic weighted-average shares	71,325	68,954	71,226	68,943

Effect of dilutive fixed stock options	185	203	185	217

Diluted weighted-average shares	71,510	69,157	71,411	69,160

Basic earnings per share	$0.49	$0.47	$1.43	$1.35

Diluted earnings per share	$0.49	$0.47	$1.43	$1.35

Anti-dilutive shares not used in calculating diluted weighted-average shares	1,388	1,402	1,385	1,372

3.  Inventory detail at:

	September 30, 2000	December 31, 1999

Finished goods and service parts	$61,888	$55,433

Work in process	162,141	114,300

Raw materials	52	52

Total Inventory	$224,081	$169,785

DIEBOLD, INCORPORATED AND SUBSIDIARIES

FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands)

4.	The Registrant has reclassified the presentation of certain prior-year information to conform to the current presentation format.

5.	The Registrant displays the accumulated balance of other comprehensive income separately from retained earnings and additional capital in the equity section of the Balance Sheet. Items considered to be other comprehensive income include adjustments made for foreign currency translation (under Statement 52), pensions (under Statement 87) and unrealized holding gains and losses on available-for-sale securities (under Statement 115). Comprehensive income for the three months ended September 30, 2000 and 1999 was $28,504 and $31,139, respectively. Comprehensive income for the nine months ended September 30, 2000 and 1999 was $96,475 and $90,884, respectively.

6.	The Registrant has defined its segments into its three main sales channels: North American Sales and Service (NASS), International Sales and Service (ISS) and Other, which combines several of the Registrant’s smaller sales channels. These sales channels are evaluated based on the following information presented: revenues from customers, revenues from inter-segment transactions, and operating profit contribution to the total corporation. A reconciliation between segment information and the Condensed Consolidated Financial Statements is also disclosed. All income and expense items below operating profit are not allocated to the segments and are not disclosed. Revenue by geography and revenue by product and service solution are also disclosed.

The NASS segment sells financial and retail systems and also services financial, retail and medical systems in the United States and Canada. The ISS segment sells and services financial and retail systems over the remainder of the globe, including sales to IBM, which was the Registrant’s former partner in the InterBold joint venture that terminated in January 1998. The segment called Other sells products to educational and medical institutions and other customers. This segment also services educational customers in the United States. Each of the segments buys the goods it sells from the Registrant’s manufacturing plants through inter-company sales. Each year, inter-company pricing is agreed upon which drives segment operating profit contribution. These inter-company sales are eliminated in consolidation and largely constitute Adjustments on the Reconciliation of Segment Information to Condensed Consolidated Statements of Income. Certain other Corporate adjustments are not allocated to segments and are also a part of Adjustments in the above noted Reconciliation.

As permitted under Statement 131, certain information not routinely used in the management of these segments, information not allocated back to the segments or information that is impractical to report is not shown. Items not disclosed are as follows: interest revenue, interest expense, amortization, equity in the net income of investees accounted for by the equity method, income tax expense or benefit, extraordinary items, significant noncash items and long-lived assets.

DIEBOLD, INCORPORATED AND SUBSIDIARIES

FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands)

	NASS	ISS	Other	Total

Segment Information by Channel for the three month period ending September 30, 2000:
Customer revenues	$251,859	$213,013	$13,416	$478,288
Intersegment revenues	6,407	25	2,266	8,698
Operating profit	40,122	9,175	756	50,053

Segment Information by Channel for the three month period ending September 30, 1999:
Customer revenues	$233,281	$67,283	$11,371	$311,935
Intersegment revenues	4,356	—	3,959	8,315
Operating profit/(loss)	41,235	3,583	298	45,116

	NASS	ISS	Other	Total

Segment Information by Channel for the nine month period ending September 30, 2000:
Customer revenues	$726,580	$502,662	$35,462	$1,264,704
Intersegment revenues	16,681	25	5,511	22,217
Operating profit	112,483	24,147	890	137,520

Segment Information by Channel for the nine month period ending September 30, 1999:
Customer revenues	$690,112	$174,645	$27,216	$891,973
Intersegment revenues	9,829	(284)	9,688	19,233
Operating profit/(loss)	115,518	9,094	(3,143)	121,469

Reconciliation of Segment Information to Condensed Consolidated Statements of Income

For the three month period ending September 30:

		2000			1999
		Inter-			Inter-
	Customer	segment	Operating	Customer	segment	Operating
	Revenues	Revenues	Profit	Revenues	Revenues	Profit

Total segment information	$478,288	$8,698	$50,053	$311,935	$8,315	$45,116

Adjustments	1,662	(8,698)	10,396	843	(8,315)	2,921

Consolidated Statements of Income	$479,950	$—	$60,449	$312,778	$—	$48,037

For the nine month period ending September 30:

		2000			1999
		Inter-			Inter-
	Customer	segment	Operating	Customer	segment	Operating
	Revenues	Revenues	Profit	Revenues	Revenues	Profit

Total segment information	$1,264,704	$22,217	$137,520	$891,973	$19,233	$121,469

Adjustments	1,940	(22,217)	33,814	1,284	(19,233)	15,257

Consolidated Statements of Income	$1,266,644	$—	$171,334	$893,257	$—	$136,726

DIEBOLD, INCORPORATED AND SUBSIDIARIES

FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands)

Product Revenue by Geography

	For the three month period ending		For the nine month period ending
	September 30:		September 30:

	2000	1999	2000	1999

United States	$146,704	$134,783	$424,789	$385,812

Canada	4,884	2,839	6,589	17,852

Asia-Pacific	17,952	14,030	43,348	30,873

Europe, Middle East and Africa	33,600	16,251	94,278	38,583

Latin America	101,471	20,968	208,545	61,375

Total product revenue	$304,611	$188,871	$777,549	$534,495

Total Revenue Domestic vs. International

	For the three month period ending		For the nine month period ending
	September 30:		September 30:

	2000	1999	2000	1999

Domestic	$260,121	$241,917	$754,254	$698,162

Percentage of total revenue	54.2%	77.3%	59.5%	78.2%

International	219,829	70,861	512,390	195,095

Percentage of total revenue	45.8%	22.7%	40.5%	21.8%

Total revenue	$479,950	$312,778	$1,266,644	$893,257

Total Revenue by Product/Service Solution

	For the three month period ending		For the nine month period ending
	September 30:		September 30:

	2000	1999	2000	1999

Self-service solutions	$167,242	$128,952	$462,420	$373,833

Security solutions	57,191	50,897	148,811	135,557

Other hardware solutions	69,884	—	135,183	—

Professional and special services	10,294	9,022	31,135	25,105

Custom maintenance services	175,339	123,907	489,095	358,762

Total revenue	$479,950	$312,778	$1,266,644	$893,257

DIEBOLD, INCORPORATED AND SUBSIDIARIES

FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands)

7.	On April 17, 2000, the Registrant announced the successful completion of its acquisition of the financial self-service assets and related development activities of European-based Groupe Bull and Getronics NV (European acquisition.) The businesses acquired include ATMs, cash dispensers, other self-service terminals and related services primarily for the global banking industry. The acquisition was completed for approximately $148,080. The majority of subsidiaries of the European acquisition have been acquired and consolidated. The remaining subsidiaries will be consolidated upon completion of the legal closing.

The acquisition has been accounted for as a purchase business combination and, accordingly, the purchase price has been allocated to identifiable tangible and intangible assets acquired and liabilities assumed, based upon their respective fair values, with the excess allocated to goodwill to be amortized over the estimated economic life from the date of acquisition.

8.	As discussed in Note 15 of the Registrant’s Notes to Consolidated Financial Statements in the 1999 Annual Report, the Internal Revenue Service (IRS) has asserted a claim concerning the deductibility of interest related to loans from the Registrant’s corporate owned life insurance (COLI) programs.

This claim represents an exposure for additional taxes of approximately $17.6 million, excluding interest. Management is aware that both the U.S. Tax Court and the United States District Court for the District of Delaware have recently reached decisions disallowing the deduction of interest on COLI loans of two similarly situated companies.

Notwithstanding these adverse court decisions, management believes that the Registrant’s facts and circumstances are different from the above cited court cases. The Registrant has made no provision for any possible earnings impact from this matter because it believes it has a meritorious position and will vigorously contest the IRS’ claim. In the event the resolution of this matter is unfavorable, it may have a material adverse effect on the Registrant’s results of operations for the period in which such unfavorable resolution occurs.

DIEBOLD, INCORPORATED AND SUBSIDIARIES

FORM 10-Q

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of September 30, 2000

(Unaudited)
(Dollars in thousands except for per share amounts)

Acquisition

On April 17, 2000, the Registrant announced the successful completion of its acquisition of the financial self-service assets and related development activities of European-based Groupe Bull and Getronics NV (European acquisition.) The businesses acquired include ATMs, cash dispensers, other self-service terminals and related services primarily for the global banking industry. The acquisition was completed for approximately $148,080. The majority of subsidiaries of the European acquisition have been acquired and consolidated. The remaining subsidiaries will be consolidated upon completion of the legal closing.

The acquisition has been accounted for as a purchase business combination and, accordingly, the purchase price has been allocated to identifiable tangible and intangible assets acquired and liabilities assumed, based upon their respective fair values, with the excess allocated to goodwill to be amortized over the estimated economic life from the date of acquisition.

Changes in Financial Condition

Total assets for the third quarter ended September 30, 2000 were $1,643,579, up $344,748, or 26.5 percent from December 31, 1999. The increase in total assets is largely related to the assets acquired through the European acquisition (April, 2000) and related goodwill recorded as a result of this acquisition.

Trade receivables, inventories and goodwill have increased by $114,662, $54,296 and $133,112, respectively, of which $43,842, $31,585 and $140,245 are balances related to the European acquisition, respectively. An increase of $26,289 in the Brazil trade receivables has also attributed to the increase in total trade receivables.

Total liabilities of as of September 30, 2000 of $732,804 are up $278,368 or 61.3 percent from December 31, 1999. This increase is largely related to liabilities assumed and debt incurred in relation to the European acquisition.

Accounts payable, notes payable, and other current liabilities have increased by $20,836, $176,824 and $43,500, respectively of which $33,245, $157,760 and $34,198, respectively are balances related to the European acquisition.

The Registrant’s current asset to current liability ratio dropped to 1.3 at September 30, 2000 versus 1.7 at December 31, 1999.

DIEBOLD, INCORPORATED AND SUBSIDIARIES

FORM 10-Q

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

As of September 30, 2000

(Unaudited)
(Dollars in thousands except for per share amounts)

Changes in Financial Condition (continued)

Future capital expenditures, acquisitions and increases in working capital are expected to be financed through internally generated funds and external financing. The Registrant’s investment portfolio is available for any funding needs if required. External financing is also available if needed through the Registrant’s lines of credit. At September 30, 2000, the Registrant’s bank credit lines approximated $235,000, and EUR 100,000 (translation $88,180) with various institutions. The Registrant had $224,793 and EUR 78,794 (translation $69,481) outstanding borrowings under these agreements, with an average short-term rate of 7.07 percent US dollar, and 5.16 percent EUR. The balance in these lines of credit represents an additional and immediate source of liquidity.

Shareholders’ equity is up $66,380 over December 31, 1999, with retained earnings up $68,805, and net stock related activity was an increase to equity of $6,823, and accumulated other comprehensive income increased by $5,519. Shareholders’ equity per Common Share at September 30, 2000 increased to $12.74 from $11.88 at December 31, 1999. The third quarter cash dividend of $0.155 per share was paid on September 8, 2000 to shareholders of record on August 18, 2000. On October 11, 2000 the fourth quarter cash dividend of $0.155 per share was declared payable on December 8, 2000 to shareholders of record on November 17, 2000. Diebold, Incorporated shares are listed on the New York Stock Exchange under the symbol of DBD. The market price during the first nine months of 2000 fluctuated within the range of $21.50 and $32.88.

Results of Operation

Third Quarter 2000 Comparison to Third Quarter 1999

Overall, net sales for the third quarter of 2000 increased from the same period in 1999 by $167,172 or 53.4 percent. Excluding the acquisitions in Europe (April 2000) and Brazil (November 1999) and prior year trade sales to Brazil, net sales increased $21,365 or 6.9 percent. Total product revenue showed an increase of $115,740, or 61.3 percent over the third quarter of 1999 of which $108,823 is related to the acquisitions. Total service revenue increased by $51,432 or 41.5% of which $40,611 is the combined impact of the acquisitions.

Gross profit of $149,040 was $35,223, or 30.9 percent higher than the same quarter last year. Excluding the effect of acquisitions, total gross profit was $7,108 or 6.2% higher than third quarter of 1999. Product gross margin, excluding the acquisitions, of 42.7 percent was up from 1999 third quarter gross margin of 41.8 percent, reflecting the current revenue mix. However, service gross margin of 27.7 percent, excluding the acquisitions, was down from 28.2 percent a year ago, offsetting the higher product gross margin.

Total operating expenses were 18.5 percent of revenue for the third quarter 2000. This was an improvement over the same period of 1999 when expenses were 21.0 percent of revenue. Excluding the acquisitions, expenses were 20.4 percent of revenue, which was a slight improvement over the same period in 1999.

Operating profit was 12.6 percent of revenue compared to 15.4 percent for the same period of 1999. Excluding the acquisitions, operating profit was 16.1 percent of revenue which was an improvement over the 15.4 percent in 1999.

Third quarter 2000 miscellaneous, net expense was up from the same quarter in the prior year by $3,140, primarily due to the amortization of goodwill from acquisitions. Interest expense is largely related to interest on borrowings to fund acquisitions and has increased $4,865 over the third quarter of 1999.

Net income of $34,901 was up by 6.9 percent over third quarter 2000 net income of $32,654 resulting in third quarter diluted earnings per share of $0.49. Excluding the effect of acquisitions, earnings per share for the third quarter of 2000 was $0.50.

DIEBOLD, INCORPORATED AND SUBSIDIARIES

FORM 10-Q

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

As of September 30, 2000

(Unaudited)
(Dollars in thousands except for per share amounts)

Results of Operation (continued)

Nine Month 2000 Comparison to Nine Month 1999

Consolidated net sales of $1,266,644 for the nine-month period ending September 30, 2000 were up by $373,387, or 41.8 percent from the same period in 1999. The acquisitions in Brazil and Europe accounted for $315,127 of the increase in net sales. Consolidated product sales were up $243,054 or 45.5 percent of which $217,485 is related to the acquisitions. Total service sales for the nine-month period were up from the prior year by $130,333 or 36.3 percent of which $97,642 is related to the acquisitions.

Total consolidated gross profit for the nine months ended September 30, 2000 increased $79,887 year over year. Total gross margin was 32.0 percent compared to 36.5 percent for the same period in 1999. Total gross margins excluding acquisitions increased slightly to 36.7 percent in 2000 from 36.5 percent in 1999.

Total product gross margin was 34.9 percent or 41.4 percent excluding acquisitions, which compared to 41.6 percent for the same period of 1999. Total service gross margin is 27.5 percent or 29.9 percent excluding acquisitions, which compared to 28.8 percent for year to date 1999.

Year to date total operating expenses as a percent to revenue were 18.5 percent. Excluding acquisitions operating expenses were 20.3 percent. Both, including and excluding acquisitions year to date operating expenses were an improvement over prior year to date of 21.2 percent.

Year to date operating profit was 13.5 percent of revenue; excluding the acquisitions, operating profit was 16.3 percent of revenue; compared to 15.3 percent for the nine month period ending September 30, 1999.

Consolidated net income of $101,994 increased by $8,655 or 9.3 percent over 1999 net income, resulting in nine month period ending September 30, 2000 diluted earnings per share of $1.43, an increase of 5.9 percent over $1.35 for the same period in 1999.

Segment Information

NASS customer revenues of $251,859 for the three month period ending September 30, 2000 increased by $18,578, or 8.0 percent from the same period of 1999. U.S. product revenue increased 8.8 percent, and Canada increased by 72.0 percent. NASS operating profits for the same period were down by $1,113, or 2.7 percent.

ISS customer revenue was up for the third quarter of 2000 over the same quarter of 1999 by $145,730 or 216.6 percent. Asia-Pacific product revenue increased $3,922, or 27.9 percent; while Europe, the Middle East and Africa product revenue increased $17,349, or 106.7 percent, reflecting positive results generated by recently formed direct sales channels as a result of the European acquisition. Latin America increased by $80,503, or 383.9 percent, largely due to revenues resulting from the acquisitions.

The Other segment showed an increase in customer revenues of $2,045, or 18.0 percent for the third quarter 2000 over the same quarter 1999.

DIEBOLD, INCORPORATED AND SUBSIDIARIES

FORM 10-Q

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

As of September 30, 2000

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

Outlook

The following statements are based on current expectations. These statements are forward-looking and actual results may differ materially. These statements do not include the potential impact of any mergers, acquisitions or other business combinations that may be completed after September 30, 2000.

•	The Registrant expects revenue growth rate for the fourth quarter of 2000 to be approximately in line with the third quarter 2000.

•	Product and service gross margin percentage for the fourth quarter of 2000 is expected to be in line with the third quarter 2000.

•	Depreciation, amortization and other acquisition-related intangibles and costs for the fourth quarter 2000 is expected to be in line with the third quarter 2000.

•	The Registrant expects fourth quarter 2000 EPS to be in the range of $.52 to $.56.

Looking toward 2001, while forecasts have yet to be finalized, management is confident that through continued focus on speed, global efficiencies and creative solutions to customer needs, the Registrant will continue to gain market share on a revenue basis. Management expectations include:

•	Core revenue growth of 8 to 10 percent, excluding currency and the effect of the non-recurring Brazil voting machine business.

•	Depreciation, amortization and goodwill in the range of $67 to $70 million.

•	Effective tax rate of 33 to 35 percent.

•	Earnings per share in the range of $2.15 to $2.20, including a 15 percent increase in core business, partially offset by the effect of currency, non-recurring voting machine business in Brazil and first quarter 2001 dilution from the European acquisition.

DIEBOLD, INCORPORATED AND SUBSIDIARIES

FORM 10-Q

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

As of September 30, 2000

(Unaudited)

Forward-Looking Statement Disclosure

In the Registrant’s statements, the use of the words “believes,” “anticipates,” “expects” and similar verbs is intended to identify forward-looking statements which have been made and may in the future be made by or on behalf of the Registrant, including statements concerning future operating performance, the Registrant’s share of new and existing markets, and the Registrant’s short- and long-term revenue and earnings growth rates. The Registrant gives no assurance that its goals will be realized, and it is under no obligation to report changes to its outlook. Readers are cautioned not to place undue reliance on these forward-looking statements. The Registrant’s uncertainties could cause actual results to differ materially from those anticipated in forward-looking statements. These include, but are not limited to:

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2000

(Unaudited)

The Registrant is exposed to market risk from changes in interest rates, foreign currency exchange rates, and commodity prices. To manage the market risk exposures, the Registrant uses a combination of natural hedging techniques and various hedging transactions governed by corporate policies and procedures. The Registrant does not utilize financial instruments for trading purposes.

The Registrant’s market risk exposure relative to changes in interest and foreign currency exchange rates has changed recently due to increased debt to fund recent acquisitions and increased exposure to international markets as a result of these acquisitions.

The exposure to interest rate and foreign currency exchange rate risk has not been significant and is not expected to be in the short term.

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

DIEBOLD, INCORPORATED AND SUBSIDIARIES

FORM 10-Q
PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)			Exhibits (Continued)
*10.9			Long-Term Executive Incentive Plan — incorporated by reference to Exhibit 10.9 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.
*10.1	0	(i)	1992 Deferred Incentive Compensation Plan (as amended and restated as of July 1, 1993) — incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.
*10.1	0	(ii)	Amendment No. 1 to the Amended and Restated 1992 Deferred Incentive Compensation Plan — incorporated by reference to Exhibit 10.10 (ii) to Registrant’s Form 10-Q for the quarter ended March 31,1998.
*10.1	0	(iii)	Amendment No. 2 to the Amended and Restated 1992 Deferred Incentive Compensation Plan — incorporated by reference to Exhibit 10.10 (iii) to Registrant’s Form 10-Q for the quarter ended September 30, 1998.
*10.1	1		Annual Incentive Plan — incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992.
*10.1	3	(i)	Forms of Deferred Compensation Agreement and Amendment No. 1 to Deferred Compensation Agreement — incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.
*10.1	3	(ii)	Section 162(m) Deferred Compensation Agreement (as amended and restated January 29, 1998) — incorporated by reference to Exhibit 10.13 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998.
*10.1	4		Deferral of Stock Option Gains Plan — incorporated by reference to Exhibit 10.14 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.
*10.1	5		Employment Agreement with Walden W. O’Dell — incorporated by reference to Exhibit 10.15 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999
*10.1	6		Separation Agreement with Gerald F. Morris — incorporated by reference to Exhibit 10.16 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.
10.1	7		Loan Agreement dated as of December 1, 1999 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, Michigan as Agent — incorporated by reference to Exhibit 10.17 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.
*			Reflects management contract or other compensatory arrangement.
27.			Financial Data Schedule.
(b)			Reports on Form 8-K.
			No reports on Form 8-K were filed during the third quarter of 2000.

DIEBOLD, INCORPORATED AND SUBSIDIARIES

FORM 10-Q
SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIEBOLD, INCORPORATED (Registrant)

Date: November 8, 2000	By: /s/ Walden W. O’Dell Walden W. O’Dell Chairman of the Board, President and Chief Executive Officer

Date: November 8, 2000	By: /s/ Gregory T. Geswein Gregory T. Geswein Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

DIEBOLD, INCORPORATED AND SUBSIDIARIES

FORM 10-Q
INDEX TO EXHIBITS

EXHIBIT
NO.			PAGE NO.

3.1	(i)	Amended and Restated Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.1(i) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994	—
3.1	(ii)	Code of Regulations — incorporated by reference to Exhibit 4(c) to Registrant’s Post-Effective Amendment No. 1 to Form S-8 Registration Statement No. 33-32960.	—
3.2		Certificate of Amendment by Shareholders to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.2 to Registrant’s Form 10-Q for the quarter ended March 31, 1996.	—
3.3		Certificate of Amendment to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.3 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.	—
4.		Rights Agreement dated as of February 11, 1999 between Diebold, Incorporated and the Bank of New York — incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form 8-A dated February 11, 1999.	—
*10.1		Form of Employment Agreement as amended and restated as of September 13, 1990 — incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990.	—
*10.2		Schedule of Certain Officers who are Parties to Employment Agreements in the form of Exhibit 10.1 — incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-K for the year ended December 31, 1999.	—
*10.5	(i)	Supplemental Employee Retirement Plan (as amended January 1, 1994) — incorporated by reference to Exhibit 10.5 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.	—
*10.5	(ii)	Amendment No. 1 to the Amended and Restated Supplemental Retirement Plan — incorporated by reference to Exhibit 10.5 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998.	—
*10.7	(i)	1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992.	—
*10.7	(ii)	Amendment No. 1 to the Amended and Restated 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998.	—

*		Reflects management contract or other conpensatory arrangement.

DIEBOLD, INCORPORATED AND SUBSIDIARIES

FORM 10-Q
INDEX TO EXHIBITS (continued)

EXHIBIT
NO.				PAGE NO.

*10.8		(i)	1991 Equity and Performance Incentive Plan as Amended and Restated — incorporated by reference to Exhibit 10.8 to Registrant’s Form 10-Q for the quarter ended March 31, 1997.	—
*10.8		(ii)	Amendment No. 1 to the 1991 Equity and Performance Incentive Plan as Amended and Restated — incorporated by reference to Exhibit 10.8 (ii) to the Registrant’s Form 10-Q for the quarter ended September 30, 1998.	—
*10.8		(iii)	Amendment No. 2 to the 1991 Equity and Performance Incentive Plan as Amended and Restated — incorporated by reference to Exhibit 10.8 (iii) to Registrant’s Form 10-Q for the quarter ended June 30, 1999.	—
*10.9			Long-Term Executive Incentive Plan — incorporated by reference to Exhibit 10.9 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.	—
*10.1	0	(i)	1992 Deferred Incentive Compensation Plan (as amended and restated as of July 1, 1993) — incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.	—
*10.1	0	(ii)	Amendment No. 1 to the Amended and Restated 1992 Deferred Incentive Compensation Plan — incorporated by reference to Exhibit 10.10 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998.	—
*10.1	0	(iii)	Amendment No. 2 to the Amended and Restated 1992 Deferred Incentive Compensation Plan — incorporated by reference to Exhibit 10.10 (iii) to Registrant’s Form 10-Q for the quarter ended September 30, 1998.	—
*10.1	1		Annual Incentive Plan — incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992.	—
*10.1	3	(i)	Forms of Deferred Compensation Agreement and Amendment No. 1 to Deferred Compensation Agreement — incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.	—
*10.1	3	(ii)	Section 162(m) Deferred Compensation Agreement (as amended and restated January 29, 1998) — incorporated by reference to Exhibit 10.13 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998.	—
*10.1	4		Deferral of Stock Option Gains Plan — incorporated by reference to Exhibit 10.14 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.	—

*			Reflects management contract or other conpensatory arrangement.

DIEBOLD, INCORPORATED AND SUBSIDIARIES

FORM 10-Q
INDEX TO EXHIBITS (continued)

EXHIBIT
NO.			PAGE NO.

*10.1	5	Employment Agreement with Walden W. O’Dell — incorporated by reference to Exhibit 10.15 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.	—
*10.1	6	Separation Agreement with Gerald F. Morris — incorporated by reference to Exhibit 10.16 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.	—
10.1	7	Loan Agreement dated as of December 1, 1999 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, Michigan as Agent — incorporated by reference to Exhibit 10.17 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.	—
*		Reflects management contract or other conpensatory arrangement.
27.		*Financial Data Schedule.	22