Form 10-K
period 2000-12-31
DIEBOLD INC
filed 2001-03-13
CIK 28823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

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

    Yes   X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 5, 2001. The aggregate market value was computed by using the closing price on the New York Stock Exchange on March 5, 2001 of $30.08 per share.

Common Shares, Par Value $1.25 Per Share	$2,123,003,987

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class Common Shares $1.25 Par Value	Outstanding at March 5, 2001 71,557,128 Shares

DOCUMENTS INCORPORATED BY REFERENCE

(1) PROXY STATEMENT FOR 2001 ANNUAL MEETING OF SHAREHOLDERS TO BE HELD APRIL 26, 2001

		PART OF 10-K
		INTO WHICH
CAPTION OR HEADING	PAGE NO.	INCORPORATED	ITEM NO.

Information about Nominees for Election as Directors	3-8	III	10

Executive Compensation	8-17	III	11

Annual Meeting of Shareholders; Security Ownership of Directors and Management	2-6	III	12

Compensation Committee Interlocks and Insider Participation	8	III	13

PART I.

ITEM 1. BUSINESS.

(a) General Development

      The Registrant was incorporated under the laws of the State of Ohio in August, 1876, succeeding a proprietorship established in 1859 and is engaged primarily in the sale, manufacture, installation and service of automated self-service transaction systems, electronic and physical security products, software and integrated systems. On April 17, 2000, the Registrant announced the successful completion of its acquisition of the financial self-service assets and related development activities of European-based Groupe Bull and Getronics NV (European acquisition). The businesses acquired include self-service transaction systems, other self-service terminals and related services primarily for the global banking industry. The acquisition was completed for approximately $90 million and 400,000 French francs (translation $58 million). The majority of subsidiaries of the European acquisition have been acquired and consolidated. The remaining subsidiaries, which are immaterial to the Registrant’s operations, will be consolidated upon completion of the legal closing.

(b) Financial Information about Operating Segments

      The Registrant has defined its operating segments into its three main sales channels: North American Sales and Service (NASS), International Sales and Service (ISS) and a group of smaller sales channels which are combined in a category called Other. The NASS segment sells financial and retail systems, and also services financial, retail and medical systems in the United States and Canada. The ISS segment sells and services financial and retail systems over the remainder of the globe. The segment called Other, sells educational, medical, and other products and also services educational products in the United States. A reconciliation of segment customer revenues to Consolidated Net Sales and of segment operating contribution to Consolidated Operating Profit is contained in Note 16 to the Consolidated Financial Statements.

(c) Description of Business

      The Registrant develops, manufactures, sells and services self-service transaction systems, electronic and physical security systems, various products used to equip bank facilities, software and integrated systems for global financial and commercial markets. Sales of systems and equipment are made directly to customers by the Registrant’s sales personnel and by manufacturer’s representatives and distributors. The sales/support organization works closely with customers and their consultants to analyze and fulfill the customers’ needs. Products are sold under contract for future delivery at agreed upon prices. In 2000, 1999, and 1998 the Registrant’s sales and services of financial systems and equipment accounted for more than 90 percent of consolidated net sales.

      The principal raw materials used by the Registrant are steel, copper, brass, lumber and plastics which are purchased from various major suppliers. Electronic parts and components are also procured from various suppliers. These materials and components are generally available in quantity at this time.

      The Registrant had no customers in 2000 and 1999 that accounted for more than 10 percent of total net sales. The Registrant had one customer, IBM, its former partner in the InterBold joint venture that accounted for $148.8 million of the total net sales of $1.2 billion in 1998. 2000 and 1999 sales to IBM were $12.8 and $51.6 million, respectively.

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

      All phases of the Registrant’s business are highly competitive; some products being in competition directly with similar products and others competing with alternative products having similar uses or producing similar results. The Registrant believes, based upon outside independent industry surveys, that it is a leading manufacturer of self service systems in the United States and is also a market leader internationally. In the area of automated transaction systems, the Registrant competes primarily with NCR Corporation, Triton, Wincor-Nixdorf, Dassault, Fujitsu, Itautec and Tidel. In serving the security products market for the financial services industry, the Registrant competes primarily with Mosler. Of these, some compete in only one or two product lines, while others sell a broader spectrum of products competing with the Registrant. However, the unavailability of comparative sales information and the large variety of individual products make it impossible to give reasonable estimates of the Registrant’s competitive ranking in or share of the market in its security product fields of activity. Many smaller manufacturers of safes, surveillance cameras, alarm systems and remote drive-up equipment are found in the market.

      The Registrant charged to expense approximately $52.0 million in 2000, $43.0 million in 1999, and $42.9 million in 1998 for research and development costs.

      Compliance by the Registrant with federal, state and local environmental protection laws during 2000 had no material effect upon capital expenditures, earnings or the competitive position of the Registrant and its subsidiaries.

      The total number of employees employed by the Registrant at December 31, 2000 was 12,544 compared with 9,935 at the end of the preceding year. The increase in 2000 is primarily due to the acquisition of the financial self-service assets and related development activities of European-based Groupe Bull and Getronics NV.

(d) Financial Information about International and U.S. Operations and Export Sales

      Sales to customers outside the United States as a percent of total consolidated net sales approximated 42.8 percent in 2000, 25.4 percent in 1999, and 25.1 percent in 1998.

ITEM 2. PROPERTIES.

      The Registrant’s corporate offices are located in North Canton, Ohio. It owns manufacturing facilities in Canton and Newark, Ohio; Lynchburg, Staunton and Danville, Virginia; and Sumter, South Carolina, and leases a manufacturing facility in Rancho Dominguez, California. On January 5, 2001, the Registrant announced the closing of the Staunton, Virginia manufacturing facility. The Registrant also has manufacturing facilities in Argentina, Belgium, Brazil, China, France, India, and Mexico. The Registrant has selling, service and administrative offices in the following locations: throughout the United States, and in Argentina, Australia, Austria, Belgium, Brazil, China, Colombia, Denmark, Estonia, France, Germany, Hong Kong, Hungary, Indonesia, Paraguay, Portugal, Poland, Romania, Russia, Singapore, South Africa, Spain, Taiwan, Thailand, Turkey, the United Arab Emirates, the United Kingdom, and

ITEM 2. PROPERTIES. – (continued)

Uruguay. The Registrant considers that its properties are generally in good condition, are well maintained, and are generally suitable and adequate to carry on the Registrant’s business.

ITEM 3. LEGAL PROCEEDINGS.

      At December 31, 2000, the Registrant was a party to several lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the Registrant’s financial position or results of operations. While in management’s opinion the financial statements would not be materially affected by the outcome of any present legal proceedings, commitments, or asserted claims, management is aware of a potential claim by the Internal Revenue Service concerning the deductibility of interest related to loans from the Registrant’s corporate-owned life insurance (COLI) programs.

      This claim represents an exposure for additional taxes of approximately $17.6 million, excluding interest. Management is aware that both the U.S. Tax Court and the United States District Court for the District of Delaware have recently reached decisions disallowing the deduction of interest on COLI loans of two similarly situated companies.

      Notwithstanding these adverse court decisions, management believes that the Registrant’s facts and circumstances are different from the above cited court cases. The Registrant has made no provision for any possible earnings impact from this matter because it believes it has a meritorious position and will vigorously contest the IRS’ claim. In the event the resolution of this matter is unfavorable, it may have a material adverse effect on the Registrant’s result of operations for the period in which such unfavorable resolution occurs.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of security holders during the fourth quarter of 2000.

ITEM 4a. EXECUTIVE OFFICERS OF THE REGISTRANT.

      Refer to pages 6 through 9.

EXECUTIVE OFFICERS OF THE REGISTRANT

				Other Positions
			Year Elected	Held Last
Name	Age	Title	Present Office	Five Years

				1999-2000

Walden W. O’Dell	55	Chairman of the Board, President and Chief Executive Officer	2000	President and Chief Executive Officer and Director 1999 Group Vice President, Tool Group and President of Ridge Tool Division — Emerson 1991-1999 President — Liebert Corporation, a subsidiary of Emerson

				1999-2000
Wesley B. Vance	43	President, North America	2000	Senior Vice President, ArvinMeritor and President – Worldwide Exhaust Group, ArvinMeritor

				1997-1999

				Managing Director – Arvin Exhaust, Europe and Asia, Arvin Industries, Inc.

				1995-1997

				Vice President, Business Development and General Manager – Arvin Ride Control Emerging Markets, Arvin Industries, Inc.

				1999-2000
Gregory T. Geswein	45	Senior Vice President and Chief Financial Officer	2000	Senior Vice President and Chief Financial Officer – Pioneer-Standard Electronics, Incorporated 1985-1999 Vice President and Corporate Controller – Mead Corporation

EXECUTIVE OFFICERS OF THE REGISTRANT (continued)

				Other Positions
			Year Elected	Held Last
Name	Age	Title	Present Office	Five Years

				1997-99

David Bucci	49	Senior Vice President, North America	1999	Group Vice President, NASS 1993-96 Vice President, NASS

				1997-99

Michael J. Hillock	49	Senior Vice President, ISS (International Sales and Service)	1999	Group Vice President, ISS 1993-97 Vice President and General Manager, Sales and Service, Europe, Middle East and Africa

				1998-99

Charles J. Bechtel	55	Group Vice President, Global Services	1999	Vice President, Global Support Services 1997-98 Vice President, Information Systems

				1990-97

				Vice President, Marketing and Sales Operations

				1996-98

James L.M. Chen	40	Vice President and Managing Director, Asia-Pacific	1998	Philips Electronics China B.V. General Manager, Business Electronics 1994-96 AT&T China Company Limited, Managing Director, Global Information Solutions, China

EXECUTIVE OFFICERS OF THE REGISTRANT — (continued)

				Other Positions
			Year Elected	Held Last
Name	Age	Title	Present Office	Five Years

Warren W. Dettinger	47	Vice President, General Counsel and Assistant Secretary	1989	—

				1996-97

Reinoud G. J. Drenth	37	Vice President and Managing Director, Europe Middle East, and Africa	1997	Vice President Worldwide Marketing - Diebold

				1987-96

				NCR Corporation 1995 — Marketing Vice President, Financial Services Industry

				1999-2000

Charles E. Ducey, Jr.	45	Vice President, Corporate Controller	2000	Vice President, NASS Services

				1993-1999

				Controller, NASS

				1990-1999

Donald E. Eagon, Jr.	58	Vice President, Global Communications and Investor Relations	1999	Vice President Corporate Communications

				1995-99

Jack E. Finefrock	49	Vice President, North America	1999	Division Vice President, NASS, Central Division

				1989-95

				Regional Sales Manager

Charee Francis-Vogelsang	54	Vice President and Secretary	1983	—

				1990-2000

Bartholomew J. Frazzitta	58	Vice President, Retail and Physical Security Group	2000	Vice President and General Manager, Physical Security Division

EXECUTIVE OFFICERS OF THE REGISTRANT — (continued)

				Other Positions
			Year Elected	Held Last
Name	Age	Title	Present Office	Five Years

Larry D. Ingram	54	Vice President, Procurement and Services	1993	—

				1996-99
Dennis M. Moriarty	48	Vice President, North America	1999	Division Vice President, NASS, Eastern Division 1993-96 Area General Manager - Pitney Bowes Mailing Systems

				1993-99

Anthony J. Rusciano	60	Vice President, North America	1999	Division Vice President, NASS, Major Accounts Division

Charles B. Scheurer	59	Vice President, Human Resources	1991	—

				1984-97
Ernesto R. Unanue	59	Vice President and Managing Director, Latin America	1997	Vice President of Sales, Caribbean and South American Division

Robert J. Warren	54	Vice President and Treasurer	1990	—

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

PART II.

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      The Common Shares of the Registrant are listed on the New York Stock Exchange with a symbol of DBD. The price ranges of Common Shares for the Registrant are as follows:

	2000		1999		1998

	High	Low	High	Low	High	Low

1st Quarter	$28.50	$21.50	$39.88	$22.06	$55.31	$41.69

2nd Quarter	32.87	25.37	30.69	20.75	44.44	23.63

3rd Quarter	31.94	24.00	30.38	22.69	31.44	20.00

4th Quarter	34.75	22.94	27.63	19.69	36.88	19.13

Full Year	$34.75	$21.50	$39.88	$19.69	$55.31	$19.13

      There were approximately 87,684 shareholders at December 31, 2000, which includes an estimated number of shareholders who have shares held for their accounts by banks, brokers, trustees for benefit plans and the agent for the dividend reinvestment plan.

      On the basis of amounts paid and declared the annualized quarterly dividends per share were $0.62 in 2000, $0.60 in 1999, and $0.56 in 1998.

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

ITEM 6. SELECTED FINANCIAL DATA.

(Dollars in thousands except per share amounts)

	2000	1999	1998	1997	1996

Net Sales	$1,743,608	$1,259,177	$1,185,707	$1,226,936	$1,030,191

Net Income	136,919	128,856	76,148	122,516	97,425

Basic earnings per share	1.92	1.86	1.10	1.78	1.42

Diluted earnings per share	1.92	1.85	1.10	1.76	1.40

Total Assets	1,585,427	1,298,831	1,004,188	991,050	859,101

Cash dividends paid per Common Share	0.62	0.60	0.56	0.50	0.45

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Analysis of Results of Operations

The table below presents the changes in comparative financial data from 1998 to 2000. Comments on significant year-to-year fluctuations follow the table.

	2000			1999			1998

		Percentage	Percentage		Percentage	Percentage		Percentage
		of Net	Increase		of Net	Increase		of Net
(Dollars in thousands)	Amount	Sales	(Decrease)	Amount	Sales	(Decrease)	Amount	Sales

Net sales

Products	$1,069,405	61.3%	41.2%	$757,246	60.1%	0.9%	$750,161	63.3%

Services	674,203	38.7	34.3	501,931	39.9	15.2	435,546	36.7

	1,743,608	100.0	38.5	1,259,177	100.0	6.2	1,185,707	100.0

Cost of sales

Products	697,562	65.2	56.8	444,732	58.7	(3.9)	462,788	61.7

Special charges	—	—	—	—	—	(100.0)	9,864	—

Services	486,891	72.2	36.1	357,633	71.3	16.6	306,805	70.4

	1,184,453	67.9	47.6	802,365	63.7	2.9	779,457	65.7

Gross profit	559,155	32.1	22.4	456,812	36.3	12.4	406,250	34.3

Selling and administrative expense	274,507	15.7	24.0	221,393	17.6	13.8	194,535	16.4

Research, development and engineering expense	55,693	3.2	10.3	50,507	4.0	(6.8)	54,215	4.6

In-process research and development	—	—	(100.0)	2,050	0.2	100.0	—	—

Realignment charges	—	—	(100.0)	(3,261)	(0.3)	(106.4)	51,253	4.3

	330,200	18.9	22.0	270,689	21.5	(9.8)	300,003	25.3

Operating profit	228,955	13.1	23.0	186,123	14.8	75.2	106,247	9.0

Other income (expense), net	(21,558)	(1.2)	(231.6)	16,384	1.3	6.4	15,403	1.3

Minority interest	(3,040)	(0.2)	160.1	(1,169)	(0.1)	(36.6)	(1,843)	(0.2)

Income before taxes	204,357	11.7	1.5	201,338	16.0	68.1	119,807	10.1

Taxes on income	67,438	3.9	(7.0)	72,482	5.8	66.0	43,659	3.7

Net income	$136,919	7.9%	6.3%	$128,856	10.2%	69.2%	$76,148	6.4%

Acquisitions

On April 17, 2000, the Registrant announced the successful completion of its acquisition of the financial self-service assets and related development activities of European-based Groupe Bull and Getronics NV (European acquisition). The businesses acquired include ATMs, cash dispensers, other self-service terminals and related services primarily for the global banking industry. The acquisition was completed for approximately $90,000 and 400,000 French francs (translation $58,080). The majority of subsidiaries of the European acquisition have been acquired and consolidated. The remaining subsidiaries, which are immaterial to the Registrant’s operations, will be consolidated upon completion of the legal closing. The reported revenue from the European acquisition was $148,785 for the period of April 17, 2000 through December 31, 2000. The acquisition was accretive at the operating profit level and slightly dilutive on earnings per share. While the Registrant expects the European acquisition to be slightly accretive in 2001, given the seasonal nature of its business, it will likely be dilutive in the first quarter of 2001.

On October 21, 1999, the Registrant acquired Procomp Amazonia Industria Eletronica, S.A. (Procomp), a Brazilian manufacturer and marketer of innovative technical solutions, including personal computers, servers, software, professional services, retail and banking automation equipment and voting machines. The acquisition was effected in a combination of cash and stock for $222,310. Prior to the acquisition, Procomp was a major distributor for the Registrant in Latin America. Procomp results following the acquisition are consolidated with the results of the Registrant. Procomp reported revenue of $309,167 and $41,615 for the year ended December 31, 2000 and the period of October 22, 1999 through December 31, 1999, respectively. The acquisition was accretive on earnings per share and at the operating profit level.

The acquisitions have been accounted for as purchase business combinations and, accordingly, the purchase prices have been allocated to identifiable tangible and intangible assets acquired and liabilities assumed, based upon their respective fair values, with the excess allocated to goodwill to be amortized over the estimated economic lives from the respective dates of acquisition. The amounts of goodwill and periods of amortization for the European acquisition and Procomp are $146,080 over 20 years and $135,219 over 17 years, respectively.

Net Sales

Net sales for 2000, which totaled $1,743,608 (including net sales from acquisitions of $457,952) grew $484,431 or 38.5 percent over 1999 and $557,901 or a 47.1 percent increase over 1998. While a slowing domestic market continues to affect U.S. product sales, the Registrant’s investment in global distribution channels and recent acquisitions continue to fuel substantial growth and increased market share. The Registrant’s 2000 sales were particularly enhanced by a single order received by Procomp (Brazil) of $106,000 for electronic voting machines for the Brazilian market. Recent U.S. election events could provide opportunities in the U.S. market for the Registrant’s technology.

Product sales for 2000 increased 41.2 percent over 1999 and 42.6 percent over 1998 sales. Excluding the acquisitions, product sales grew 6.3 percent over 1999 and remained flat from 1998 due to a slowing demand for self-service products. Service revenues for 2000 grew 34.3 percent and 54.8 percent over 1999 and 1998 respectively. Excluding acquisitions, service revenues grew 8.1 percent and 21.1 percent over 1999 and 1998, respectively. The Registrant’s global service revenue is supported by comprehensive service solutions in the self-service, security and firstline businesses in support of our customers.

Customer solutions continue to be the Registrant’s focus. The recent alignment of Diebold North America’s core operations to a single business unit positions the Registrant’s production and distribution organizations to focus on its customer requirements. From a global perspective, the recent European acquisition, which includes manufacturing and service capabilities, will significantly improve the Registrant’s ability to respond to customer demands.

Product Revenue by Geography

	2000	1999	1998

United States	$550,215	$515,620	$495,432

Canada	17,188	23,440	32,083

Asia Pacific	78,524	54,317	47,373

EMEA*	157,283	61,321	61,126

Latin America	266,195	102,548	114,147

Total	$1,069,405	$757,246	$750,161

* Europe, Middle East and Africa

Product sales of $1,069,405 (including sales of $311,035 from acquisitions) grew 41.2 percent over 1999 and 42.6 percent over 1998 volumes. Product sales in the United States increased $34,595 or 6.7 percent over 1999 and $54,783 or 11.1 percent over 1998. Growth in security solutions, Nexus and self-service solutions to original equipment manufacturers (OEM) accounted for the majority of the growth in 2000. Product sales in Asia Pacific (including sales from acquisitions of $9,301) grew 44.6 percent over 1999 and 65.8 percent over 1998 volumes. Excluding acquisitions, Asia Pacific experienced growth rates of 27.4 percent over 1999 and 46.1 percent over 1998. Also, product sales in EMEA (including sales from acquisitions of $81,915) grew 156.5 percent and 157.3 percent over 1999 and 1998 respectively. Excluding acquisitions, growth in EMEA was 22.9 percent and 23.3 percent above 1999 and 1998 volumes. Latin America product sales (including acquisitions of $219,817) grew 159.6 percent over 1999 and 133.2 percent over 1998 volumes. Excluding acquisitions, Latin America declined between 1999 and 1998 due to poor economic conditions. Also, product sales in Canada declined 26.7 percent and 46.4 percent as compared to 1999 and 1998, respectively due to establishing distribution operations to replace IBM as the Registrant’s primary distributor.

Service Revenue

	2000	1999	1998

Domestic	$447,446	$423,397	$393,068

International	226,757	78,534	42,478

Total	$674,203	$501,931	$435,546

Total service revenues for 2000 of $674,203 increased over 1999 and 1998 by $172,272 or 34.3 percent and $238,657 or 54.8 percent, respectively. Domestic revenues are up $24,049 or 5.7 percent over 1999 and up $54,378 or 13.8 percent over 1998. Domestic service revenues have maintained strong growth in the highly competitive service market. The Registrant expects its enhanced service offerings will continue to sustain solid growth. Including acquisitions, international service revenue was up $148,223 or 188.7 percent over 1999 and up $184,279 or 433.8 percent over 1998. Excluding acquisitions, international service revenue was up 24.6 percent over 1999 and 88.7 percent over 1998. International service revenue increased substantially in all geographies as the Registrant continues to establish a worldwide service support infrastructure to enhance total solutions capability.

Total Revenue by Product/Service Solution

	2000	1999	1998

Self-service solutions	$672,501	$536,166	$549,942

Security solutions	194,194	179,957	178,095

Professional and special services	202,710	41,123	22,124

Custom maintenance	674,203	501,931	435,546

Total	$1,743,608	$1,259,177	$1,185,707

Self-service solutions revenue (including acquisitions of $149,945) grew 25.4 percent and 22.3 percent as compared to the periods of 1999 and 1998, respectively. This growth is a result of the Registrant’s global acquisition strategy, which was executed in 2000 and 1999. Along with the acquisition strategy, the Registrant is focused on professional and special services to integrate a broad array of solutions to its customer base worldwide. The Registrant has experienced significant growth in professional service offerings over prior periods. Excluding the voting machine order in Brazil, these services increased 135.2 percent and 337.1 percent over 1999 and 1998, respectively.

Operating Segment Revenue and Operating Profit

Customer Revenues by Segment

	2000	1999	1998

NASS	$965,859	$926,975	$891,288

ISS	728,828	293,316	263,428

Other	48,921	38,886	30,991

Total	$1,743,608	$1,259,177	$1,185,707

Operating Profit by Segment

	2000	1999	1998

NASS	$145,131	$153,799	$144,886

ISS	36,891	17,801	7,470

Other	35	(9,997)	(9,106)

Total	$182,057	$161,603	$143,250

North American Sales and Service (NASS) revenues for 2000 of $965,859 increased $38,884 or 4.2 percent over 1999 and 8.4 percent over 1998. NASS product revenues were flat year over year reflecting the current market pressures while service revenues were up $24,477 or 5.9 percent. Revenues from annual service contracts remain strong domestically. International Sales and Service (ISS) revenues of $728,828 (including revenues from acquisitions of $457,952) increased 148.5 percent over 1999 and 176.7 percent over 1998 volumes. ISS revenues excluding acquisitions were $270,876, up from 1999 by 15.2 percent and 2.8 percent over 1998. ISS product revenues, excluding acquisitions, were up slightly year over year, while service operations yielded increased service revenues of 31.0 percent. Other revenue of $48,921, which includes Nexus, OEM sales, MedSelect and sales to Campus Card, was an increase from 1999 of $10,035 or 25.8 percent.

Total 2000 operating profits (including acquisitions) of $182,057 grew 12.7 percent over 1999 and 27.1 percent above 1998 profits. NASS operating profit decreased 5.6 percent as compared to 1999 and increased 0.2 percent over 1998. NASS operating profits were affected by flat product revenues caused by a slowing demand for self-service terminals. ISS operating profits including acquisitions grew 107.2 percent and 393.9 percent over 1999 and 1998, respectively.

Cost of Sales and Expenses

Cost of sales for 2000 including acquisitions was 67.9 percent of sales compared to 63.7 percent of sales in 1999 and 65.7 percent of sales in 1998. Cost of sales as a percentage of sales increased year over year due mainly to a competitive self-service market globally, which includes acquisitions carrying a higher cost of sales, offset with lower operating expenses. Excluding acquisitions, product cost of sales as a percentage of revenue was up 1.6 percent over 1999 due mainly to pricing pressures in the domestic and international markets and was favorable to 1998. Service cost of sales including acquisitions as a percent of sales increased in 2000 to 72.2 percent up from 71.3 percent and 70.4 percent from 1999 and 1998, respectively. The 2000 increases are due primarily to lower realized gross profits on acquisitions. Excluding acquisitions, service cost of sales percentage improved from 70.9 percent of revenue in 1999 to 70.1 percent in 2000.

Product gross profits in 2000 including acquisitions declined to 34.8 percent from 41.3 percent in 1999 and from 38.3 percent in 1998 mainly due to the lower gross margins experienced in the acquisitions and the impact of foreign currency fluctuations. Excluding acquisitions, product gross profits were 40.6 percent compared to 42.2 percent in 1999. Service gross profits were 27.8 percent compared to 28.7 percent in 1999 and 29.6 percent in 1998. Service gross profits excluding acquisitions improved to 29.9 percent from 29.1 percent in 1999.

Operating expenses expressed as a percent of sales (including acquisitions) decreased by 2.6 percentage points over 1999 and 6.4 percentage points over 1998 expenses. The Registrant is leveraging its worldwide administrative infrastructure and improving productivity by investing in E-initiatives and other automation to improve customer support on a worldwide basis.

Excluding realignment and special charges, operating profit as a percentage of revenue, was 13.1 percent as compared to 1999 of 14.5 percent and 14.1 percent in 1998. Operating profit as a percent to sales excluding acquisitions improved over 1999 and 1998, respectively.

Other Income, Net and Minority Interest

Investment income declined in 2000 compared to 1999, as expected, by $4,719 and remained relatively flat compared to 1998’s results. The decline compared to 1999 was largely attributable to unfavorable performance in the Registrant’s preferred stock portfolio and use of both short- and long-term investments to purchase Procomp and the European acquisition. The Registrant continues to use finance receivables as an investment strategy, which yielded an improved return over 1999 and 1998, offsetting some of the decline in the above investments.

Interest expense is largely related to interest on borrowings obtained as additional funding for the Procomp and European acquisitions and has increased over 1999 and 1998 by $14,070 and $16,938, respectively. Interest expense is expected to decline as the Registrant continues to pay down the borrowings from investments. Miscellaneous expense, net, excluding interest expense, increased from 1999 by $19,153 and from 1998 by $19,678. These increases were in part related to additional goodwill amortization expense recognized in relation to both the Procomp and European acquisitions. Additional goodwill amortization accounted for $11,793 and $13,370 of the increases compared to 1999 and 1998, respectively.

The Registrant also incurred foreign exchange losses in 2000. Foreign exchange losses in total increased $9,442 over 1999 and $9,049 over 1998. The majority of the exchange losses were related to the Procomp operation in Latin America.

Minority interest of $3,040 increased over 1999 by $1,871 and 1998 by $1,197, due to improved results of joint venture operations and an additional joint venture added in 2000 related to the European acquisition. Minority interests for all companies are calculated as a percentage of profits of the joint ventures based on formulas defined in the relevant agreements establishing each venture.

Income

Income before taxes in 2000 was $204,357 or 11.7 percent of revenue compared to $200,127 (excluding realignment charges and in-process research and development) or 15.9 percent of revenue from 1999 and $180,924, 15.3 percent (excluding realignment and special charges) in 1998. Income excluding acquisitions as a percent to sales remained constant as compared to 1999 and improved over 1998 (excluding realignment and special charges).

The effective tax rate was 33.0 percent in 2000 compared with 36.0 percent in 1999 and 36.4 percent in 1998. The lower tax rate in 2000 was favorably impacted by the Registrant's receipt of tax refunds associated with the Registrant’s export sales. The details of the reconciliation between the U.S. statutory rate and Registrant’s effective tax rate are included in Note 14 of the 2000 Consolidated Financial Statements.

Excluding realignment, special charges and in-process research and development, net income including acquisitions increased 7.3 percent from 1999 and remained flat as compared to 1998, respectively. Excluding acquisitions, net income increased 4.0 percent from 1999 and decreased 3.2 percent over 1998 (excluding realignment, special charges and in-process research and development).

Management’s Analysis of Financial Condition

The Registrant continued to enhance its financial position during 2000 through its strategic acquisitions and improved asset management strategies. Total assets increased $286,596 or 22.1 percent to a 2000 year-end level of $1,585,427. The European acquisition and Procomp accounted for $253,895 of the gain in assets in 2000. Inventory turnover has improved to 6.3 at December 31, 2000 as compared to 5.5 at December 31, 1999. Days sales outstanding has decreased from 77 days at December 31, 1999 to 69 days at December 31, 2000.

Total current assets at December 31, 2000, of $804,363 represented an increase of $156,427 or 24.1 percent from the prior year-end. Trade receivables decreased $35,327 from 1999 excluding the effects of the European acquisition and Procomp trade receivables of $65,169 and $36,219, respectively. Inventories increased $18,110 excluding the European acquisition and Procomp’s December 31, 2000 inventory of $24,268 and $29,718, respectively. Short-term notes receivable are primarily from Procomp’s financing to Brazilian customers.

Short-term investments and long-term securities and other investments decreased by $48,028, or 20.7 percent to a level of $184,552 at December 31, 2000. The decrease was due to the liquidation of certain securities for the European acquisition. The Registrant anticipates being able to meet both short- and long-term operational funding requirements through the use of cash generated from operations. Certain securities may be liquidated in the future for strategic acquisitions or to pay down debt. The Registrant’s securities can be readily converted into cash and cash equivalents if needed.

Total property, plant and equipment, net of accumulated depreciation, was $174,946 at the end of 2000. The European acquisition and Procomp accounted for $9,447 and $17,210 of total property, plant and equipment, respectively. Capital expenditures were $42,694 in 2000, compared with $40,341 in 1999. The increase in 2000 capital spending versus 1999 was primarily due to setting up sales and service operations internationally. Capital expenditures are expected to increase as international expansion continues and as the Registrant invests in capital items, especially information technology, to support the future growth of its business.

Total current liabilities at December 31, 2000, were $566,792, which represented an increase of $184,385 over the prior year-end. The primary cause for the increase is due to an increase in short-term notes payable of $146,159 that were largely used to fund the European acquisition. The Registrant’s current ratio dropped to 1.4 at December 31, 2000 versus 1.7 at the end of 1999, due primarily to the short-term borrowings to fund the acquisitions.

At December 31, 2000, the Registrant had bank credit lines approximating $225,000 U.S. dollars, EUR 100,000 (translation $94,413) and $17,000 AUD (Australian dollars) (translation $9,504), with $263,609 of outstanding borrowings under these agreements. In addition, the Registrant had outstanding $20,800 of Industrial Development Revenue Bonds. The proceeds of the bonds issued in 1997 were used to finance three manufacturing facilities located in Staunton and Danville, Virginia and in Lexington, North Carolina.

The Registrant’s financial position provides it with sufficient resources to meet projected future capital expenditures, dividend and working capital requirements. However, if the need arises, the

Registrant’s strong financial position should provide adequate access to capital markets.

Pension liabilities decreased by $2,054 from 1999 or 8.4 percent, excluding the effects of the European acquisition of $6,131. The net periodic pension income of $5,719, included in income in 2000, represented an increase of $10,785 from the prior year. Postretirement liabilities at December 31, 2000, were $28,123, an increase of $5,626 over the prior year end, with the European acquisition representing $5,357 of the increase. Net periodic health and life benefit expense charged to income in 2000 of $1,498 increased slightly over the prior year’s expense of $1,477. In addition, the Registrant matches employee contributions to its defined contribution 401(k) savings plan. The Registrant matched 60 percent of each employee’s first three percent on savings and 30 percent of each employee’s second three percent on savings. Net expense for 401(k) match was $7,155 in 2000, which was down from the prior year by $1,857.

Minority interests of $5,260 represented the minority interest in Diebold Financial Equipment Company, Ltd. (China) owned by the Aviation Industries of China and the Industrial and Commercial Bank of China, Shanghai Pudong Branch; in Diebold OLTP Systems, C.A. (Venezuela), owned by five individual investors; in Diebold Argentina, owned by Ciccone Calcografica S.A., in Diebold Colombia, owned by Richardson and Company Ltd and in Agences Bancaires Services & Securite, S.A., owned by Serse S.A. and Solymatic S.A.. On December 31, 2000, the Registrant purchased the remaining ownership interest in Diebold Argentina from Ciccone Calcografica S.A. for $4,875.

Shareholders’ equity increased $91,671 or 10.9 percent to $936,066 at December 31, 2000. Equity increased primarily due to current year earnings. Shareholders’ equity per share was $13.08 at the end of 2000, compared with $11.88 in 1999. The Common Shares of the Registrant are listed on the New York Stock Exchange with a symbol of DBD. There were approximately 4,278 registered shareholders of record as of December 31, 2000.

The Board of Directors declared a first quarter 2001 cash dividend of $0.16 per share. This amount, which represents a 3.2 percent increase from the prior year’s quarterly dividend rate, will be paid on March 9, 2001, to shareholders of record on February 16, 2001. Comparative quarterly cash dividends paid in 2000 and 1999 were $0.155 and $0.15 per share, respectively.

Management’s Analysis of Cash Flows

During 2000, the Registrant generated $146,195 in cash from operating activities, compared with $188,585 in 1999 and $177,238 in 1998. In addition to net income of $136,919 adjusted for depreciation, amortization and minority interest of $71,720, decreases in deferred income taxes, accounts payable (net of the European acquisition), deferred income and increases in other certain assets and liabilities decreased cash provided by operations. Cash was utilized in operations to reduce accounts payable, maintain adequate inventory levels and to organize the operations of the European acquisition. Expressed as a percentage of total assets employed, the Registrant’s cash yield from operations was 9.2 percent in 2000, 14.5 percent in 1999 and 17.6 percent in 1998.

Net cash generated from operating and financing activities in 2000 was used to reinvest $215,357 in assets of the Registrant, compared with $281,800 in 1999 and $96,509 in 1998. The Registrant returned $44,271 to shareholders in the form of cash dividends paid during 2000, which was a 6.2 percent increase from 1999 and a 14.6 percent increase from 1998.

Other Business Information

Subsequent Events

On January 5, 2001, the Registrant announced the closing of the Staunton, Virginia manufacturing facility. The closing is estimated to be completed by the end of the first quarter of 2001. The decision to close the facility coincides with the streamlining of the Registrant’s manufacturing operations in North America in order to balance capacity among global facilities. The facility was opened in 1997 for precision sheet metal processing for ATM components. The Lynchburg, Virginia facility will continue to perform this process for the Registrant. Some of the equipment used at the Staunton facility will replace older equipment at facilities in Lynchburg and Sumter, South Carolina.

Closing costs to be incurred during the first quarter of 2001 are estimated at $2,500 to $3,000 and include closure of the facility, transfer of equipment as well as separation packages and outplacement services offered to employees.

New Accounting Pronouncement

In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition.” SAB 101 does not change existing accounting literature on revenue recognition, but rather explains the SEC staff’s general framework for revenue recognition. SAB 101 states that changes in accounting to apply the guidance in SAB 101 may be accounted for as a change in accounting principle. Through issuance of SAB 101B, the change in accounting principle must be recorded by the fourth quarter 2000. The Registrant has reviewed its revenue recognition practices in conjunction with SAB 101 and 101B requirements. The Registrant has adopted this bulletin in 2000, which has had no material effect on the Registrant’s results of operations or statement of financial position.

In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Registrant will adopt SFAS No. 133 as required for its first quarterly filing of fiscal year 2001. It is expected that the adoption will not have a material effect on the Registrant’s results of operation or statement of financial position.

Realignment and Special Charges

As of December 31, 1999, the Registrant completed its realignment plan originally announced in the second quarter of 1998. Under the realignment plan in 1998, the Registrant recorded realignment and special charges of $61,117 ($41,850 after-tax or $0.60 per diluted share). The majority of the realignment charge related to three areas: the ending of the InterBold joint venture with IBM, the exiting of the manufacturing and distribution channel for certain low-end self-service terminal products and the exiting of the proprietary electronic security business. The realignment charge was made up of two components: a special charge of $9,864 primarily for the write-off of inventory from exited lines of business and a realignment charge of $51,253 for all other realignment costs. In December 1999, the realignment plan concluded and the remaining accrual of $3,261, which primarily represented employee costs that were not utilized, was brought back through income.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Refer to pages 18 through 41.

Consolidated Balance Sheets
Diebold, Incorporated and Subsidiaries
December 31, 2000 and 1999
(Dollars in thousands, except per share amounts)

	2000	1999

ASSETS

Current assets

Cash and cash equivalents	$65,184	$27,299

Short-term investments	61,328	57,348

Trade receivables less allowances of $12,093 for 2000 and $9,221 for 1999	363,571	312,506

Notes receivable	13,663	13,287

Inventories	205,567	169,785

Finance receivables	35,101	19,592

Deferred income taxes	17,232	27,022

Prepaid expense and other current assets	42,717	21,097

Total current assets	804,363	647,936

Securities and other investments	123,224	175,232

Property, plant and equipment, at cost	363,493	320,640

Less accumulated depreciation and amortization	188,547	159,916

	174,946	160,724

Deferred income taxes	6,044	12,638

Finance receivables	94,364	83,804

Goodwill	296,101	160,073

Other assets	86,385	58,424

	$1,585,427	$1,298,831

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities

Notes payable	$263,609	$117,450

Accounts payable	111,055	96,351

Estimated income taxes	5,594	13,558

Accrued insurance	13,365	16,299

Deferred income	59,242	88,319

Other current liabilities	113,927	50,430

Total current liabilities	566,792	382,407

Bonds payable	20,800	20,800

Pensions and other benefits	28,386	24,309

Postretirement benefits and other benefits	28,123	22,497

Minority interest	5,260	4,423

Commitments and contingencies	—	—

Shareholders’ equity

Preferred Shares, no par value, authorized 1,000,000 shares, none issued	—	—

Common Shares, par value $1.25; Authorized 125,000,000 shares; issued 72,019,205 and 71,482,997 shares, respectively; outstanding 71,547,232 and 71,096,290 shares respectively	90,024	89,354

Additional capital	98,530	87,169

Retained earnings	784,063	691,415

Treasury shares, at cost (471,973 and 386,707 shares, respectively)	(15,944)	(13,644)

Accumulated other comprehensive income	(12,658)	(5,865)

Other	(7,949)	(4,034)

Total shareholders’ equity	936,066	844,395

	$1,585,427	$1,298,831

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Income
Diebold, Incorporated and Subsidiaries
Years Ended December 31, 2000, 1999 and 1998
(Dollars in thousands, except per share amounts)

	2000	1999	1998

Net sales

Products	$1,069,405	$757,246	$750,161

Services	674,203	501,931	435,546

	1,743,608	1,259,177	1,185,707

Cost of sales

Products	697,562	444,732	462,788

Special charges	—	—	9,864

Services	486,891	357,633	306,805

	1,184,453	802,365	779,457

Gross profit	559,155	456,812	406,250

Selling and administrative expense	274,507	221,393	194,535

Research, development and engineering expense	55,693	50,507	54,215

In-process research and development	—	2,050	—

Realignment charges	—	(3,261)	51,253

	330,200	270,689	300,003

Operating profit	228,955	186,123	106,247

Other income (expense)

Investment income	18,242	22,961	18,587

Interest expense	(17,681)	(3,611)	(743)

Miscellaneous, net	(22,119)	(2,966)	(2,441)

Minority interest	(3,040)	(1,169)	(1,843)

Income before taxes	204,357	201,338	119,807

Taxes on income	67,438	72,482	43,659

Net income	$136,919	$128,856	$76,148

Basic weighted-average number of shares	71,296	69,359	68,960

Diluted weighted-average number of shares	71,479	69,562	69,310

Basic earnings per share	$1.92	$1.86	$1.10

Diluted earnings per share	$1.92	$1.85	$1.10

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity
Diebold, Incorporated and Subsidiaries
Years Ended December 31, 2000, 1999 and 1998
(Dollars in thousands)

	Common Shares
							Accumulated
						Compre-	Other
		Par	Additional	Retained	Treasury	hensive	Comprehensive
	Number	Value	Capital	Earnings	Shares	Income	Income	Other	Total

Balance, January 1, 1998	69,275,714	$86,595	$38,247	$566,710	$(12,882)		$(9,703)	$(386)	$668,581

Net income				76,148		$76,148			76,148

Translation adjustment						150			150

Pensions						(2,797)			(2,797)

Unrealized loss on investment securities						(452)			(452)

Other comprehensive income						(3,099)	(3,099)

Comprehensive income						$73,049

Stock options exercised	208,031	260	4,538						4,798

Unearned compensation	10,738	13	511					(163)	361

Dividends declared and paid				(38,631)					(38,631)

Treasury shares			(15)		(9,020)				(9,035)

Balance, December 31, 1998	69,494,483	$86,868	$43,281	$604,227	$(21,902)		$(12,802)	$(549)	$699,123

Net income				128,856		$128,856			128,856

Translation adjustment						9,558			9,558

Pensions						614			614

Unrealized loss on investment securities						(3,235)			(3,235)

Other comprehensive income						6,937	6,937

Comprehensive income						$135,793

Stock options exercised	108,104	134	1,918						2,052
Unearned compensation	149,799	188	3,933					(3,485)	636

Performance shares	20,397	26	686						712

Procomp and Nexus acquisitions	1,710,214	2,138	37,351		9,487				48,976

Dividends declared and paid				(41,668)					(41,668)

Treasury shares					(1,229)				(1,229)

Balance, December 31, 1999	71,482,997	$89,354	$87,169	$691,415	$(13,644)		$(5,865)	$(4,034)	$844,395

Net income				136,919		$136,919			136,919

Translation adjustment						(7,904)			(7,904)

Pensions						1,507			1,507

Unrealized loss on investment securities						(396)			(396)

Other comprehensive income						(6,793)	(6,793)

Comprehensive income						$130,126

Stock options exercised	273,238	343	5,444						5,787

Unearned compensation	247,635	308	5,583					(3,915)	1,976

Performance shares	15,335	19	334						353

Dividends declared and paid				(44,271)					(44,271)

Treasury shares					(2,300)				(2,300)

Balance, December 31, 2000	72,019,205	$90,024	$98,530	$784,063	$(15,944)		$(12,658)	$(7,949)	$936,066

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
Diebold, Incorporated and Subsidiaries
Years ended December 31, 2000, 1999 and 1998
(Dollars in thousands)

	2000	1999	1998

Cash flow from operating activities:

Net income	$136,919	$128,856	$76,148

Adjustments to reconcile net income to cash provided by operating activities:

Minority share of income	3,040	1,169	1,843

Depreciation	35,901	34,709	25,649

Other charges and amortization	32,779	17,557	13,891

Goodwill written off under realignment plan	—	—	23,001

Deferred income taxes	15,305	8,505	(4,192)

Loss on disposal of assets, net	3,971	5,188	1,963

Loss (gain) on sale of investments, net	127	257	(232)

Cash provided (used) by changes in certain assets and liabilities:

Trade receivables	(5,628)	(16,077)	35,994

Inventories	(7,003)	(4,634)	202

Prepaid expenses and other current assets	(18,933)	19,821	1,477

Accounts payable	(20,485)	(31,048)	(14,162)

Other certain assets and liabilities	(29,798)	24,282	15,656

Net cash provided by operating activities	146,195	188,585	177,238

Cash flow from investing activities:

Payments for acquisitions, net of cash acquired	(143,332)	(159,026)	—

Proceeds from maturities of investments	67,617	45,521	41,438

Proceeds from sales of investments	11,446	60,427	599

Payments for purchases of investments	(35,642)	(142,169)	(78,348)

Capital expenditures	(42,694)	(40,341)	(30,768)

Increase in net finance receivables	(26,069)	(17,967)	(10,900)

Increase in other certain assets	(46,683)	(28,245)	(18,530)

Net cash used by investing activities	(215,357)	(281,800)	(96,509)

Cash flow from financing activities:

Dividends paid	(44,271)	(41,668)	(38,631)

Notes payable borrowings	301,130	117,450	—

Notes payable repayments	(156,321)	—	—

Distribution for purchase of IBM’s share of minority interest in InterBold	—	—	(16,141)

Distribution of affiliate’s earnings to minority interest holder	(590)	(1,000)	—

Issuance of Common Shares	9,399	3,908	4,612

Repurchase of Common Shares	(2,300)	(1,229)	(8,325)

Other	—	513	—

Net cash provided (used) by financing activities	107,047	77,974	(58,485)

Increase (decrease) in cash and cash equivalents	37,885	(15,241)	22,244

Cash and cash equivalents at the beginning of the year	27,299	42,540	20,296

Cash and cash equivalents at the end of the year	$65,184	$27,299	$42,540

Cash paid for:

Income taxes	$57,862	$55,307	$38,997

Short-term interest	14,199	1,427	—

Long-term interest	877	682	743

Significant noncash items:

Share issuance for acquisition of Procomp	$—	$41,953	$—

Share issuance for acquisition of Nexus	—	7,023	—

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Diebold, Incorporated and Subsidiaries
(Dollars in thousands, except per share amounts)

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

International operations

The Registrant translates the assets and liabilities of its non-U.S. subsidiaries at the exchange rates in effect at year-end and the results of operations at the average rate throughout the year. The translation adjustments are recorded directly as a separate component of shareholders’ equity, while transaction gains (losses) are included in net income. Sales to customers outside the United States approximated 42.8 percent of net sales in 2000, 25.4 percent in 1999, and 25.1 percent in 1998.

Financial instruments

The carrying amount of financial instruments including cash and cash equivalents, trade receivables and accounts payable approximated fair value as of December 31, 2000 and 1999, because of the relatively short maturity of these instruments.

Trade receivables and revenue recognition

Revenue is generally recognized based on the terms of the sales contracts. The majority of sales contracts for products are written with selling terms “F.O.B. factory.” However, certain sales contracts may have other terms such as “F.O.B. destination” or “upon installation.” The Registrant recognizes revenue on these contracts when the appropriate event has occurred. The equipment that is sold is usually shipped and installed within one year. Installation that extends beyond one year is ordinarily attributable to causes not under the control of the Registrant. Service revenue is recognized in the period service is performed and subject to the individual terms of the service contract.

The concentration of credit risk in the Registrant’s trade receivables with respect to the banking and financial services industries is substantially mitigated by the Registrant’s credit evaluation process, reasonably short collection terms and the geographical dispersion of sales transactions from a large number of individual customers. The Registrant maintains allowances for potential credit losses, and such losses have been minimal and within management’s expectations.

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

Research and development

Total research and development costs charged to expense were $52,028, $42,975, and $42,946 in 2000, 1999 and 1998, respectively.

In-process research and development

Associated with the acquisition of Nexus Software, Inc. in the last quarter of 1999, the Registrant wrote off $2,050 of in-process research and development.

Advertising costs

Advertising costs are expensed as incurred. Total advertising costs charged to expense was $13,913, $13,747 and $11,806 in 2000, 1999 and 1998, respectively.

Other assets

Other assets consist primarily of pension assets, computer software, customer demonstration equipment, deferred tooling and certain other assets. These assets are stated at cost and, if applicable, are amortized ratably over a period of three to five years.

Goodwill

Goodwill is the costs in excess of the net assets of acquired businesses. These assets are stated at cost and are amortized ratably over a period not exceeding 20 years. The Registrant periodically monitors the value of goodwill by assessing whether the asset can be recovered over its remaining useful life through undiscounted cash flows generated by the underlying businesses. If it is determined that the carrying value of goodwill will not be recovered from the undiscounted future cash flows of the acquired business, the carrying value would be considered impaired and reduced by a charge to operations in the amount of the impairment. An impairment charge is measured as any deficiency in the amount of estimated undiscounted future cash flows of the acquired business available to recover the carrying value related to goodwill.

Deferred income

Deferred income is largely related to service contracts and is recognized for customer service billings in advance of the period in which the service will be performed and is recognized in income on a straight-line basis over the contract period.

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

Comprehensive income

The Registrant displays comprehensive income in the Consolidated Statements of Shareholders’ Equity and accumulated other comprehensive income separately from retained earnings and additional paid-in-capital in the Consolidated Balance Sheets and Statements of Shareholders’ Equity. Items considered to be other comprehensive income include adjustments made for foreign currency translation (under SFAS 52), pensions (under SFAS 87) and unrealized holding gains and losses on available-for-sale securities (under SFAS 115).

Accumulated other comprehensive income (loss) balances for 2000, 1999 and 1998 for foreign currency translations were ($7,440), $464 and ($9,094), for pensions were ($1,995), ($3,502) and ($4,116), and for unrealized holding gains/(losses) on investment securities were ($3,223), ($2,827) and $408, respectively. The related tax (expense) or benefit for adjustments to accumulated other comprehensive income for 2000, 1999 and 1998 for pensions were ($330), ($331), and $1,506 and for unrealized holding gains/(losses) on investment securities were ($269), $1,742, and $243, respectively. Translation adjustments are not booked net of tax. Those adjustments are accounted for under the indefinite reversal criterion of APB Opinion 23, “Accounting for Income Taxes—Special Areas.”

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

Note 2: Related Party Transactions

InterBold joint venture

The Consolidated Financial Statements for the period of January 1 through January 27, 1998, include the accounts of InterBold, a joint venture between the Registrant and IBM. The joint venture provided ATMs and other financial self-service systems worldwide.

On January 27, 1998, the Registrant completed its purchase of IBM’s 30 percent minority interest in InterBold for $16,141.

Note 3: Investment Securities

At December 31, 2000 and 1999, the investment portfolio was classified as available-for-sale. The marketable debt and equity securities are stated at fair value. The fair value of securities and other investments is estimated based on quoted market prices.

The Registrant’s investment securities, excluding insurance contracts, at December 31, are summarized as follows:

	Amortized	Unrealized	Fair
	Cost Basis	Gain(Loss)	Value

As of December 31, 2000

Short-term investments due within one year:

Tax-exempt municipal bonds	$43,360	$(410)	$42,950

Certificates of deposit and other investments	18,378	—	18,378

	$61,738	$(410)	$61,328

Securities and other investments due after one through five years:

Tax-exempt municipal bonds	$54,611	$84	$54,695

Equity securities	24,898	(3,256)	21,642

	$79,509	$(3,172)	$76,337

	Amortized	Unrealized	Fair
	Cost Basis	Gain(Loss)	Value

As of December 31, 1999

Short-term investments due within one year:

Tax-exempt municipal bonds	$20,897	$(38)	$20,859

Certificates of deposit and other investments	36,489	—	36,489

	$57,386	$(38)	$57,348

Securities and other investments due after one through five years:

Tax-exempt municipal bonds	$107,808	$(1,468)	$106,340

Equity securities	32,236	(2,844)	29,392

	$140,044	$(4,312)	$135,732

Realized gains (losses) from sale of securities were ($3,183), $1,451 and $289 in 2000, 1999 and 1998, respectively. Proceeds from the sales of available-for-sale securities were $11,446, $60,427 and $599 in 2000, 1999 and 1998, respectively. Gains and losses are determined using the specific identification method.

Note 4: Inventories

Major classes of inventories at December 31, are summarized as follows:

	2000	1999

Finished goods and service parts	$63,855	$55,433

Work in process	130,578	114,300

Raw materials	11,134	52

	$205,567	$169,785

Note 5: Property, Plant and Equipment

Property, plant and equipment at December 31, together with annual depreciation and amortization rates, consisted of the following:

			Annual
	2000	1999	Rates

Land and land improvements	$7,554	$7,275	5-20%

Buildings	73,077	64,181	2-34%

Machinery, equipment and rotatable

spares	261,583	236,531	15-40%

Leasehold			Lease

improvements	5,183	4,506	Term

Construction in progress	16,096	8,147	—

	$363,493	$320,640

Note 6: Finance Receivables

The components of finance receivables for the net investment in sales-type leases are as follows:

	2000	1999

Total minimum lease receivable	$153,298	$121,266

Estimated unguaranteed residual values	7,131	5,587

	160,429	126,853

Less:

Unearned interest income	(28,632)	(21,750)

Unearned residuals	(2,332)	(1,707)

	(30,964)	(23,457)

	$129,465	$103,396

Future minimum lease receivables due from customers under sales-type leases as of December 31, 2000, are as follows:

2001	$40,211

2002	37,483

2003	31,909

2004	23,890

2005	15,464

Thereafter	4,341

$153,298

Note 7: Short-Term Financing

The Registrant’s short-term financing is as follows:

	2000	1999

Revolving US$ loans	$185,592	$117,450

Revolving EURO loans[1]	70,813	—

Revolving Australian dollar loans [2]	7,204	—

	$263,609	$117,450

1 75,000 Euro (EUR) borrowing translated at the applicable 12/31/2000 spot rate.

2 12,900 Australian (AUD) dollar borrowing translated at the applicable 12/31/2000 spot rate.

The Registrant has available credit facilities with domestic and foreign banks for various purposes. The amount of available committed loans at December 31, 2000 was $14,400 and EUR 25,000 ($23,600 translated).

In addition, an uncommitted AUD 4,100 ($2,300 translated) line of credit remains available as well as an unused $25,000 line of credit.

The average short-term rate on the bank credit lines was 6.72 percent and 6.69 percent at December 31, 2000 and 1999, respectively. Interest on short-term financing charged to expense for the year ended December 31, 2000 was $12,530, EUR 2,683 (translation $2,533) and AUD 573 (translation $320) and for 1999 was $2,112.

The Registrant’s short-term financing agreements contain various restrictive covenants, including debt to capitalization and interest coverage ratios. As of December 31, 2000, the Registrant is in compliance with all restrictive covenants.

Note 8: Realignment and Special Charges

In the second quarter of 1998, the Registrant recognized realignment and special charges of

$61,117 ($41,850 after-tax or $0.60 per diluted share) in connection with a corporate-wide realignment program. As expected, the realignment plan concluded as of December 31, 1999. At the conclusion of the plan, $3,261 of the original realignment accrual was brought back through income due to less than expected costs for lower than expected contractual lease obligations, and for lower than expected job eliminations.

Realignment exit costs were accounted for under EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring.)” Long-lived asset impairments were accounted for under Statement of Financial Accounting Standards (SFAS) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of.” Inventory charges were taken when it was determined that the utility, as a result of the realignment decisions, was less than the costs for the affected inventory. Special charges of $9,864 mainly represent the write-off of inventory for exited businesses and all other realignment charges of $51,253 were recognized as a separate operating expense in the Consolidated Statements of Income.

Elements of the realignment and special charges were divided into three categories: Facility closing and write down of assets, employee costs and other exit costs. Facility closing and write-down of assets costs were estimated to be $40,343. Items included in this category were certain impaired intangible assets, mainly relating to the separation from IBM in the InterBold joint venture in 1998, manufacturing assets relating to exited businesses, redundant inventory of exited businesses and contractual costs to exit leased facilities. North American facilities were consolidated and several facilities were closed under the realignment program.

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

The following table shows the realignment charge and accrual and all activity through December 31, 2000:

	Facility
	Closing and		Other
	Write-Down	Employee	Exit
	of Assets	Costs	Costs	Total

Original realignment charge at commencement of plan	$40,343	$8,269	$12,505	$61,117

Write-off of intangibles and long-lived assets under SFAS 121	(24,857)	—	—	(24,857)

Beginning accrual at commencement of Plan	15,486	8,269	12,505	36,260

1998 activity	(13,409)	(3,693)	(7,910)	(25,012)

Balance at December 31, 1998	$2,077	$4,576	$4,595	$11,248

1999 activity	(1,849)	(1,543)	(4,595)	(7,987)

Remaining realignment accrual taken back into income	(228)	(3,033)	—	(3,261)

Balance at December 31, 1999	$—	$—	$—	$—

Note 9: Bonds Payable

Bonds payable at December 31 consisted of the following:

	2000	1999

Industrial Development Revenue Bond due January 1, 2017	$5,800	$5,800

Industrial Development Revenue Bond due April 1, 2017	7,500	7,500

Industrial Development Revenue Bond due June 1, 2017	7,500	7,500

	$20,800	$20,800

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

Interest paid on these bonds charged to expense was $877 in 2000, $682 in 1999 and $743 in 1998.

Note 10: Shareholders’ Equity

On the basis of amounts declared and paid, the annualized quarterly dividends per share were $0.62 in 2000, $0.60 in 1999 and $0.56 in 1998.

In the following chart, the Registrant provides net income and basic earnings per share reduced by the pro forma amounts calculating compensation cost for the Registrant’s fixed stock option plan under the fair value method. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 2000, 1999 and 1998, respectively: risk-free interest rates of 6.4, 5.1 and 4.7 percent; dividend yield of 1.6, 1.4 and 1.8 percent; volatility of 31, 33 and 24 percent; and average expected lives of six years for management and four years for executive management and non-employee directors. Pro forma net income reflects only options granted since January 1, 1995.

	2000	1999	1998

Net income

As reported	$136,919	$128,856	$76,148

Pro forma	$135,048	$127,498	$73,822

Earnings per share

As reported

Basic	$1.92	$1.86	$1.10

Diluted	$1.92	$1.85	$1.10

Pro forma

Basic	$1.89	$1.84	$1.07

Diluted	$1.89	$1.83	$1.07

Fixed stock options

Under the 1991 Equity and Performance Incentive Plan (1991 Plan), Common Shares are available for grant of options at a price not less than 85 percent of the fair market value of the Common Shares on the date of grant. The exercise price of options granted since January 1, 1995, was equal to the market price at the grant date, and accordingly, no compensation cost has been recognized. In general, options are exercisable in cumulative annual installments over five years, beginning one year from the date of grant. The number of Common Shares that may be issued or delivered pursuant to the 1991 Plan is 6,265,313, of which 4,406,839 shares were available for issuance at December 31, 2000. The 1991 Plan will expire on April 2, 2001. The 1991 Plan replaced the Amended and Extended 1972 Stock Option Plan (1972 Plan), which expired by its terms on April 2, 1992. All final options under the 1972 Plan were exercised in 2000 and the 1972 Plan was deregistered.

Under the 1997 Milestone Stock Option Plan (Milestone Plan), options for 100 Common Shares were granted to all eligible salaried and hourly employees. The exercise price of the options granted under the Milestone Plan was equal to the market price at the grant date, and accordingly, no compensation cost has been recognized. In general, all options are exercisable beginning two years from the date of grant. The number of Common Shares that may be issued or delivered pursuant to the Milestone Plan is 600,000 of which 533,300 shares were available for issuance at December 31, 2000. The Milestone Plan will expire on March 2, 2002.

The following is a summary with respect to options outstanding at December 31, 2000, 1999 and 1998, and activity during the years ending on those dates:

	2000		1999		1998

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at the beginning of year	2,216,171	$31	1,989,032	$30	2,121,223	$27

Options granted	500,294	24	412,197	34	271,150	47

Options exercised	(234,116)	14	(112,698)	12	(208,031)	13

Options expired or forfeited	(77,244)	35	(72,360)	40	(195,310)	39

Outstanding at the end of year	2,405,105	$31	2,216,171	$31	1,989,032	$30

Options exercisable at end of year	1,577,672		1,378,795		780,967

Weighted-average fair value of options granted during the year	$8		$10		$12

The following table summarizes pertinent information regarding fixed stock options outstanding and options exercisable at December 31, 2000:

	Options Outstanding			Options Exercisable

		Weighted-
		Average
	Number	Remaining	Weighted-	Number	Weighted-
	Of	Contractual	Average	Of	Average
	Options	Life	Exercise	Options	Exercise
Range of Exercise Prices	Outstanding	(in Years)	Price	Exercisable	Price

$6 - 26	36,701	0.25	$19	36,701	$19

9 - 42	574,991	1.23	39	570,487	39

13 - 40	94,548	2.12	20	84,548	17

17 - 32	102,675	3.14	19	81,606	18

15 - 29	148,785	4.18	19	114,660	16

24 - 25	223,275	5.07	24	200,805	24

34 - 38	209,280	6.08	38	168,075	38

29 - 48	201,450	7.08	47	129,300	47

29 - 35	362,800	8.07	35	154,490	35

23 - 32	450,600	9.15	24	37,000	23

	2,405,105	5.30	$31.44	1,577,672	$32.31

Restricted share grants

The 1991 Plan also provides for the issuance of restricted shares to certain employees. Outstanding shares granted at December 31, 2000, totaled 389,182 restricted shares. The shares are subject to forfeiture under certain circumstances. Unearned compensation representing the fair market value of the shares at the date of grant will be charged to income over the three-to-seven-year vesting period.

Performance share grants

The 1991 Plan also provides for the issuance of Common Shares based on certain management objectives achieved within a specified performance period of at least one year as determined by the Board of Directors. The management objectives for the period ended December 31, 2000, were set in January 1998. Based on performance, no payout was made in 2001. No performance share grants were made in 2000 because the executive compensation program was reevaluated. Interim awards of restricted shares with performance measures were made.

The compensation cost that has been charged against income for its performance-based share grant plan was $116, ($1,712) and $2,280 in 2000, 1999 and 1998, respectively.

Rights Agreement

On January 28, 1999 the Board of Directors announced the adoption of a new Rights Agreement that provided for Rights to be issued to shareholders of record on February 11, 1999. The description and terms of the Rights were set forth in the Rights Agreement, dated as of February 11, 1999, between the Registrant and the Bank of New York, as Agent. Under the Rights Agreement, the Rights trade together with the Common Shares and are not exercisable. In the absence of further Board action, the Rights generally will become exercisable and allow the holder to acquire Common Shares at a discounted price if a person or group acquires 20 percent or more of the outstanding Common Shares. Rights held by persons who exceed the applicable threshold will be void. Under certain circumstances, the Rights will entitle the holder to buy shares in an acquiring entity at a discounted price. The Rights Agreement also includes an exchange option. In general, after the Rights become exercisable, the Board of Directors may, at its option, effect an exchange of part or all of the Rights (other than Rights that have become void) for Common Shares. Under this Option, the Registrant would issue one Common Share for each Right, subject to adjustment in certain circumstances. The Rights are redeemable at any time prior to the Rights becoming exercisable and will expire on February 11, 2009, unless redeemed or exchanged earlier by the Registrant.

Note 11: Earnings Per Share
(In thousands except per share amounts)

The following data show the amounts used in computing earnings per share and the effect on the weighted-averaged number of shares of dilutive potential common stock.

	2000	1999	1998

Numerator:

Income available to Common shareholders used in basic and diluted earnings per share	$136,919	$128,856	$76,148

Denominator:

Weighted-average number of Common Shares used in basic earnings per share	71,296	69,359	68,960

Effect of dilutive fixed stock options and performance shares	183	203	350

Weighted-average number of Common Shares and dilutive potential Common Shares used in diluted earnings per share	71,479	69,562	69,310

Basic earnings per share	$1.92	$1.86	$1.10

Diluted earnings per share	$1.92	$1.85	$1.10

Fixed stock options on 1,383 Common Shares in 2000 and 1,377 Common Shares in 1999 were not included in computing diluted earnings per share, because their effects were antidilutive.

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

Employees of the Registrant’s operations in foreign countries participate to varying degrees in local pension plans, which in the aggregate are not significant.

Approximately 90 percent of the plan assets at September 30, 2000 and 1999 were invested in listed stocks and investment grade bonds.

Minimum liabilities have been recorded in 2000 and 1999 for the plans whose total accumulated benefit obligation exceeded the fair value of the plan’s assets.

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

The effect of a one-percentage-point annual increase in the assumed healthcare cost trend rate would increase the service and interest cost components of the healthcare benefits by $108, while a one-percentage-point decrease in the trend rate would decrease the service and interest components of the healthcare benefits by $96.

The postretirement benefit obligation was determined by application of the terms of medical and life insurance plans together with relevant actuarial assumptions and healthcare cost trend rates projected at annual rates declining from 7.0 percent in 2000 to 4.5 percent through the year of 2005 and remain at that level thereafter. The effect of a one- percentage-point annual increase in these assumed healthcare cost trend rates would increase the healthcare accumulated postretirement benefit obligation by $1,994, while a one-percent decrease in the trend rate would decrease the accumulated postretirement benefit obligation by $1,768.

The following table sets forth the change in benefit obligation, change in plan assets, the funded status, the Consolidated Balance Sheet presentation and the relevant assumptions for the Registrant’s defined benefit pension plans and health and life insurance post-retirement benefits at December 31:

	Pension Benefits		Health and Life Benefits

	2000	1999	2000	1999

Change in benefit obligation

Benefit obligation at beginning of year	$240,229	$245,302	$20,554	$21,844

Service Cost	7,510	9,797	42	65

Interest Cost	17,081	16,883	1,589	1,459

Assumption change	(16,991)	(18,011)	5,550	(809)

Liability (gain)/loss	496	(5,306)	570	(171)

Benefits paid	(8,584)	(8,077)	(2,207)	(1,834)

Expenses paid	(297)	(359)	—	—

Other	928	—

Benefit obligation at end of year	$240,372	$240,229	$26,098	$20,554

Change in plan assets

Fair value of plan assets at beginning of year	$310,313	$261,208	$—	$—

Employer contributions	1,381	503	2,207	1,834

Benefits paid	(8,584)	(8,077)	(2,207)	(1,834)

Expenses paid	(297)	(359)

Investment return	55,596	57,038	—	—

Fair value of plan assets at end of year	$358,409	$310,313	$—	$—

Funded status

Funded status	$118,037	$70,085	$(26,098)	$(20,554)

Unrecognized net loss/(gain)	(112,614)	(68,784)	2,570	(3,683)

Prior service costs not yet recognized	5,764	5,201	—	—

Unrecognized net transition obligation	(6,687)	(8,172)	—	—

Prepaid(accrued) pension cost	$4,500	$(1,670)	$(23,528)	$(24,237)

Amounts recognized in Balance Sheet

Prepaid benefit cost	$23,492	$14,823	$—	$—

Accrued benefit liability	(23,258)	(21,863)	(23,528)	(24,237)

Intangible asset	2,265	1,036	—	—

Accumulated other comprehensive income	2,001	4,334	—	—

Net amount recognized	$4,500	$(1,670)	$(23,528)	$(24,237)

	Pension Benefits			Health and Life Benefits

	2000	1999	1998	2000	1999	1998

Net periodic pension benefit cost

Service Cost	$7,510	$9,797	$8,673	$42	$65	$53

Interest Cost	17,081	16,883	15,818	1,589	1,459	1,442

Expected return on assets	(26,986)	(21,800)	(19,531)	—	—	—

Transition (asset)/obligation recognition	(1,485)	(1,484)	(1,484)	—	—	—

Prior service cost amortization	965	1,062	1,062	—	—	—

Net (gain)/loss recognition	(2,804)	608	326	(133)	(47)	(192)

Net periodic pension (benefit) cost	$(5,719)	$5,066	$4,864	$1,498	$1,477	$1,303

Weighted-average assumptions as of

September 30 valuation date

Discount rate	7.75%	7.50%	7.00%	7.75%	7.50%	7.00%

Long-term rate of return on plan assets	10.00%	9.25%	9.25%	—	—	—

Rate of increase in compensation level	5.00%	5.00%	5.00%	—	—	—

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were ($46,018), ($42,934), and $0, respectively, as of December 31, 2000, and ($39,398), ($37,087) and $14,866, respectively, as of December 31, 1999. The amounts included within other comprehensive income arising from a change in the additional minimum pension liability, net of tax were $1,507 and $614 in 2000 and 1999, respectively.

The Registrant offers an employee 401(k) Savings Plan (Savings Plan) to encourage eligible employees to save on a regular basis by payroll deductions, and to provide them with an opportunity to become shareholders of the Registrant. Under the Savings Plan for the year ended December 31, 2000 the Registrant matched 60 percent of a participating employee’s first three percent of contributions and 30 percent of a participating employee’s second three percent of contributions. Total Registrant match in 2000, 1999 and 1998 was $7,155, $9,012, and $9,338, respectively.

Note 13: Leases

The Registrant’s future minimum lease payments due under operating leases for real and personal property in effect at December 31, 2000 are as follows:

		Real	Vehicles and
Expiring	Total	Estate	Equipment

2001	$33,436	$13,523	$19,913

2002	26,373	10,630	15,743

2003	19,618	9,478	10,140

2004	12,282	8,562	3,720

2005	7,993	7,754	239

Thereafter	7,585	7,584	1

	$107,287	$57,531	$49,756

Rental expense for 2000, 1999 and 1998 under all lease agreements amounted to approximately $36,361, $32,281, and $34,158, respectively.

Note 14: Income Taxes

Income tax expense attributable to income from continuing operations consists of:

	2000	1999	1998

Federal and international

Current	$48,584	$55,317	$39,656

Deferred	13,266	10,840	(272)

	$61,850	$66,157	$39,384

State and local

Current	$3,373	$4,176	$5,132

Deferred	2,215	2,149	(857)

	5,588	6,325	4,275

Total income tax expense	$67,438	$72,482	$43,659

In addition to the 2000 income tax expense of $67,438, certain deferred income tax benefits of ($60) were allocated directly to shareholders’ equity.

A reconciliation of the difference between the U.S. statutory tax rate and the effective tax rate is as follows:

	2000	1999	1998

Statutory tax rate	35.0%	35.0%	35.0%

State and local income taxes, net of federal tax benefit	1.8	2.0	2.3

Realignment charges	—	—	3.3

Exempt income	(2.6)	(3.3)	(4.2)

Insurance contracts	(0.6)	(0.2)	(2.4)

Other	(0.6)	2.5	2.4

Effective tax rate	33.0%	36.0%	36.4%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Registrant’s deferred tax assets and liabilities are as follows:

	2000	1999

Deferred Tax Assets:

Postretirement benefits	$17,017	$17,246

Accrued expenses	8,445	19,232

Inventory	1,417	3,630

Partnership income	2,790	1,496

Deferred revenue	3,372	4,976

Net operating loss carryforwards	3,305	3,508

State deferred taxes	3,692	5,906

Other	15,492	10,830

	55,530	66,824

Valuation allowance	(2,602)	(2,646)

Net deferred tax assets	$52,928	$64,178

Deferred Tax Liabilities:

Pension	$10,451	$7,075

Amortization	987	716

Depreciation	6,957	4,009

Finance receivables	7,231	7,277

Other	4,026	5,441

Net deferred tax liabilities	29,652	24,518

Net deferred tax asset	$23,276	$39,660

At December 31, 2000, the Registrant’s international subsidiaries had deferred tax assets relating to net operating loss carryforwards of $3,305, $1,974 of which expires in years 2001 through 2010, and $1,331 of which has an indefinite carryforward period. The Registrant recorded a valuation allowance to reflect the estimated amount of deferred tax assets, which, more likely than not, will not be realized. The valuation allowance relates to certain international net operating losses and other international deferred tax assets.

Note 15: Commitments and Contingencies

At December 31, 2000, the Registrant was a party to several lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the Registrant’s financial position or results of operations. While in management’s opinion the financial statements would not be materially affected by the outcome of any present legal proceedings, commitments, or asserted claims, management is aware of a claim by the Internal Revenue Service concerning the deductibility of interest related to loans from the Registrant’s corporate owned life insurance (COLI) programs.

This claim represents an exposure for additional taxes of approximately $17,600, excluding interest. Management is aware that both the U.S. Tax Court and the United States District Court for the District of Delaware have recently reached decisions disallowing the deduction of interest on COLI loans of two similarly situated companies.

Notwithstanding these adverse court decisions, management believes that the Registrant’s facts and circumstances are different from the above cited court cases. The Registrant has made no provision for any possible earnings impact from this matter because it believes it has a meritorious position and will vigorously contest the IRS’ claim. In the event the resolution of this matter is unfavorable, it may have a material adverse effect on the Registrant’s result of operations for the period in which such unfavorable resolution occurs.

Note 16: Segment Information

The Registrant has defined its segments into its three main sales channels: North American Sales and Service (NASS), International Sales and Service (ISS) and Other, which combines several of the Registrant’s smaller sales channels. These sales channels are evaluated based on the following information presented: revenues from customers, revenues from intersegment transactions, and operating profit contribution to the total corporation. A reconciliation between segment information and the Consolidated Financial Statements is also disclosed. All income and expense items below operating profit are not allocated to the segments and are not disclosed. Revenue by geography and revenue by product and service solution are also disclosed.

The NASS segment sells financial and retail systems and also services financial, retail and medical systems in the United States and Canada. The ISS segment sells and services financial and retail systems over the remainder of the globe. The segment called Other, sells products to educational and medical institutions and other customers. This segment also services educational customers in the United States. Each of the sales channels buys the goods it sells from the Registrant’s manufacturing plants through intercompany sales that are eliminated on consolidation. Each year, inter-company pricing is agreed upon, which drives sales channel operating profit contribution. As permitted under SFAS 131, certain information not routinely used in the management of these segments, information not allocated back to the segments or information that is impractical to report is not shown. Items not disclosed are as follows: Interest revenue, interest expense, depreciation, amortization, equity in the net income of investees accounted for by the equity method, income tax expense or benefit, extraordinary items, significant noncash items and long-lived assets.

More than 90 percent of the Registrant’s customer revenues are derived from the sales and service of financial systems and equipment. The Registrant had no customers in 2000 and 1999 that accounted for more than 10 percent of total net sales. The Registrant had one customer, IBM, its former partner in the InterBold joint venture that accounted for $148,755 of the total net sales of $1,185,707 in 1998. 2000 and 1999 sales to IBM were $12,799 and $51,552, respectively.

	NASS	ISS	OTHER	TOTAL

2000 Segment Information by Channel

Customer Revenues	$965,859	$728,828	$48,921	$1,743,608

Intersegment Revenues	22,408	25	6,990	29,423

Operating Profit	145,131	36,891	35	182,057

1999 Segment Information by Channel

Customer Revenues	$926,975	$293,316	$38,886	$1,259,177

Intersegment Revenues	15,262	(284)	11,502	26,480

Operating Profit	153,799	17,801	(9,997)	161,603

1998 Segment Information by Channel

Customer Revenues	$891,288	$263,428	$30,991	$1,185,707

Intersegment Revenues	26,176	278	9,509	35,963

Operating Profit	144,886	7,470	(9,106)	143,250

Reconciliation of Segment Information to Consolidated Statements of Income

	2000			1999			1998

		Inter-			Inter-			Inter-
	Customer	segment	Operating	Customer	segment	Operating	Customer	segment	Operating
	Revenues	Revenues	Profit	Revenues	Revenues	Profit	Revenues	Revenues	Profit

Total segment information	$1,743,608	$29,423	$182,057	$1,259,177	$26,480	$161,603	$1,185,707	$35,963	$143,250

Adjustments:

Manufacturing	—	645,899	69,979	—	600,003	58,508	—	715,793	72,182

Corporate	—	3,270	(23,081)	—	3,438	(35,199)	—	—	(48,068)

Realignment
and special
charges	—	—	—	—	—	3,261	—	—	(61,117)

In-process
research and
development
costs	—	—	—	—	—	(2,050)	—	—	—

Eliminations	—	(678,592)	—	—	(629,921)	—	—	(751,756)	—

Total
adjustments	—	(29,423)	46,898	—	(26,480)	24,520	—	(35,963)	(37,003)

Consolidated Statement of income	$1,743,608	$—	$228,955	$1,259,177	$—	$186,123	$1,185,707	$—	$106,247

Product Revenue by Geography

	Total Revenue
	2000	1999	1998

United States	$550,215	$515,620	$495,432

Canada	17,188	23,440	32,083

Asia Pacific	78,524	54,317	47,373

Europe, Middle East And Africa	157,283	61,321	61,126

Latin America	266,195	102,548	114,147

Total Product Revenue	$1,069,405	$757,246	$750,161

Total Revenue Domestic vs. International

	Total Revenue
	2000	1999	1998

Domestic	$997,661	$939,017	$888,500

Percentage of total revenue	57.2%	74.6%	74.9%

International	745,947	320,160	297,207

Percentage of total revenue	42.8%	25.4%	25.1%

Total Product Revenue	$1,743,608	$1,259,177	$1,185,707

Total Revenue by Product /Service Solution

	Total Revenue
	2000	1999	1998

Self-service solutions	$672,501	$536,166	$549,942

Security solutions	194,194	179,957	178,095

Professional and special services	202,710	41,123	22,124

Custom maintenance services	674,203	501,931	435,546

Total	$1,743,608	$1,259,177	$1,185,707

Note 17: Acquisitions

On April 17, 2000, the Registrant acquired the financial self-service assets and related development activities of European-based Groupe Bull and Getronics NV (European acquisition). The businesses acquired include ATMs, cash dispensers, other self-service terminals and related services primarily for the global banking industry. The acquisition was completed for approximately $90,000 and 400,000 French francs (translation $58,080), including professional and legal fees. The majority of subsidiaries of the European acquisition have been acquired and the results of operations, which are not material to the Registrant, consolidated. The remaining subsidiaries will be consolidated upon completion of the legal closing. The acquisition has been accounted for under the purchase method of accounting. Accordingly, the purchase price has been allocated to identifiable tangible and intangible assets acquired and liabilities assumed, based upon their respective fair values, with an estimated $146,080 allocated to goodwill, subject to change once all subsidiaries have been consolidated, which is being amortized over a 20 year economic life from the date of acquisition.

Unaudited pro forma financial information assuming the European acquisition was effected on January 1, 2000 is as follows: revenues $1,818,292, net income $136,153 and diluted earnings per share $1.90.

On December 31, 2000, the Registrant purchased the remaining ownership interest in Diebold Agrentina from Ciccone Calcografica S.A. for $4,875.

During 1999, the following acquisition occurred and was accounted for under the purchase method of accounting. The results have been included in the Consolidated Financial Statements since the date of acquisition.

On October 21, 1999, the Registrant acquired Procomp Amazonia Industria Eletronica, S.A. (Procomp), a Brazilian manufacturer and marketer of innovative technical solutions, including personal computers, servers, software, professional services and retail and banking automation equipment. The acquisition was effected in a combination of cash and stock for $222,310, which included goodwill of $135,219 to be amortized over 17 years. The value of shares issued was $41,953.

Yearly unaudited pro forma financial information assuming the acquisition of Procomp was effected on January 1, 1999 and 1998, respectively, is as follows: revenue $1,502,505 and $1,518,977, net income $118,346 and $79,434, and diluted earnings per share $1.67 and $1.12. In 1999, unaudited pro forma results were severely impacted by the devaluation of the Brazilian real.

Note 18: Subsequent Events (Unaudited)

On January 5, 2001, the Registrant announced the closing of the Staunton, Virginia manufacturing facility. The closing is estimated to be completed by the end of the first quarter of 2001. The facility was opened in 1997 for precision sheet metal processing for ATM components. Some of the equipment used at the Staunton facility will replace older equipment at facilities in Lynchburg, Virginia and Sumter, South Carolina.

Closing costs to be incurred during the first quarter of 2001 are estimated at $2,500 to $3,000 and include closure of the facility, transfer of equipment as well as separation packages and outplacement services offered to employees.

Note 19: Quarterly Financial Information (Unaudited)

See “Comparison of Selected Quarterly Financial Data (Unaudited)” on page 39 of this Annual Report on
Form 10-K.

Forward-Looking Statement Disclosure

In the Registrant’s written or oral statements, the use of the words “believes,” “anticipates,” “expects” and similar expressions is intended to identify forward-looking statements that have been made and may in the future be made by or on behalf of the Registrant, including statements concerning future operating performance, the Registrant’s share of new and existing markets, and the Registrant’s short- and long-term revenue and earnings growth rates. Although the Registrant believes that its outlook is based upon reasonable assumptions regarding the economy, its knowledge of its business, and on key performance indicators which impact the Registrant, there can be no assurance that the Registrant’s goals will be realized. The Registrant is not obligated to report changes to its outlook. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Registrant’s uncertainties could cause actual results to differ materially from those anticipated in forward-looking statements. These include, but are not limited to:

•	competitiveness pressures, including pricing pressures and technological developments;

•	changes in the Registrant’s relationships with customers, suppliers, distributors and/or partners in its business ventures;

•	changes in political economic or other factors such as currency exchange rates, inflation rates, recessionary or expansive trends, taxes and regulations and laws affecting the worldwide business in each of the Registrant’s operations, including Brazil, where a significant portion of the Registrant’s revenue is derived;

•	acceptance of the Registrant’s product and technology introductions in the marketplace;

•	unanticipated litigation, claims or assessments;

•	the ability to replace revenue generated by IBM as its primary international distributor;

•	ability to continue to generate revenue growth in both domestic and international markets;

•	ability to reduce costs and expenses and improve internal operating efficiencies; and

•	variation in consumer demand for biometrics and self-service technologies, products and services.

Comparison of Selected Quarterly Financial Data (Unaudited)
(Dollars in thousands, except per share amounts)

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter

	2000	1999	2000	1999	2000	1999	2000	1999

Net sales	$344,592	$283,483	$442,102	$296,996	$479,950	$312,778	$476,964	$365,920

Gross profit	116,823	101,088	139,935	111,006	149,040	113,817	153,357	130,901

Net income*	31,260	29,124	35,833	31,561	34,901	32,654	34,925	35,516

Basic earnings per share*	0.44	0.42	0.50	0.46	0.49	0.47	0.49	0.50

Diluted earnings per share*	0.44	0.42	0.50	0.46	0.49	0.47	0.49	0.50

*	The sums of the quarterly figures does not equal annual figures due to rounding or differences in the weighted-average number of shares outstanding during the respective periods.

See Note 19 to Consolidated Financial Statements and 5-Year Summary 2000-1996

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

/s/Gregory T. Geswein
Gregory T. Geswein
Senior Vice President and Chief
Financial Officer

5-Year Summary 2000-1996
Diebold, Incorporated and Subsidiaries
Selected Financial Data
(In thousands, except per share amounts and ratios)

	2000	1999	1998	1997	1996

Operating Results

Net sales	$1,743,608	$1,259,177	$1,185,707	$1,226,936	$1,030,191

Cost of sales	1,184,453	802,365	779,457	796,836	672,679

Gross profit	559,155	456,812	406,250	430,100	357,512

Selling and administrative expense	274,507	221,393	194,535	191,842	166,572

Research, development and engineering expense	55,693	50,507	54,215	54,397	50,576

In-process research and development	—	2,050	—	—	—

Operating profit	228,955	186,123	106,247	183,861	140,364

Other income (expense), net	(21,558)	16,384	15,403	6,894	10,533

Minority interest	(3,040)	(1,169)	(1,843)	(5,096)	(4,393)

Income before taxes	204,357	201,338	119,807	185,659	146,504

Taxes on income	67,438	72,482	43,659	63,143	49,079

Net income	136,919	128,856	76,148	122,516	97,425

Realignment and special charges (Note A)	—	(3,261)	61,117	—	—

Basic earnings per share (Note B)	1.92	1.86	1.10	1.78	1.42

Diluted earnings per share (Note B)	1.92	1.85	1.10	1.76	1.40

Dividend and Common Share Data

Basic weighted-average shares outstanding (Note B)	71,296	69,359	68,960	68,939	68,796

Diluted weighted-average shares outstanding (Note B)	71,479	69,562	69,310	69,490	69,350

Common dividends paid	$44,271	$41,668	$38,631	$34,473	$31,190

Common dividends paid per share (Note B)	0.62	0.60	0.56	0.50	0.45

Year-End Financial Position

Current assets	$804,363	$647,936	$543,548	$549,837	$487,523

Current liabilities	566,792	382,407	235,533	242,080	228,220

Net working capital	237,571	265,529	308,015	307,757	259,303

Property, plant and equipment, net	174,946	160,724	147,131	143,901	95,934

Total assets	1,585,427	1,298,831	1,004,188	991,050	859,101

Long-term debt, less current maturities	20,800	20,800	20,800	20,800	—

Shareholders’ equity	936,066	844,395	699,123	668,581	575,570

Shareholders’ equity per share (Note C)	13.08	11.88	10.15	9.69	8.36

Ratios

Pretax profit on net sales (%)	11.7%	16.0%	10.1%	15.1%	14.2%

Current ratio	1.4 to 1	1.7 to 1	2.3 to 1	2.3 to 1	2.1 to 1

Other Data

Capital expenditures	$42,694	$40,341	$30,768	$67,722	$33,581

Depreciation	35,901	34,709	25,649	18,701	20,984

Note A —	In the second quarter of 1998, the Registrant recorded realignment and special charges of $61,117 ($41,850 after-tax or $0.60 per diluted share). The realignment concluded as of December 31, 1999 with $3,261 of the original realignment accrual being brought back through income.

Note B —	After adjustment for stock splits.

Note C —	Based on shares outstanding at year-end adjusted for stock splits.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      There have been no changes in accountants or disagreements with accountants on accounting and financial disclosures.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      Information with respect to directors of the Registrant is included on pages 3 through 8 of the Registrant’s proxy statement for the 2001 Annual Meeting of Shareholders (“2001 Annual Meeting”) and is incorporated herein by reference. Refer to pages 6 through 9 of this Form 10-K for information with respect to executive officers. Information with respect to Section 16(a) Beneficial Ownership Reporting Compliance” is included on page 6 of the Registrant’s proxy statement for the 2001 Annual Meeting and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

      Information with respect to executive compensation is included on pages 8 through 17 of the Registrant’s proxy statement for the 2001 Annual Meeting and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      Information with respect to security ownership of certain beneficial owners and management is included on pages 2 through 6 of the Registrant’s proxy statement for the 2001 Annual Meeting and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information with respect to certain relationships and related transactions set forth under the caption “Compensation Committee Interlocks and Insider Participation” on page 8 of the Registrant’s proxy statement for the 2001 Annual Meeting is incorporated herein by reference.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.

(a)	Documents filed as a part of this report.

	1.	The following additional information for the years 2000, 1999, and 1998 is submitted herewith:

Independent Auditors’ Report on Consolidated Financial Statements and Financial Statement Schedule

SCHEDULE II. Valuation and Qualifying Accounts

All other schedules are omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K. (continued)

2.   Exhibits

	3.1 (i)	Amended and Restated Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.1 (i) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.

	3.1 (ii)	Code of Regulations — incorporated by reference to Exhibit 4(c) to Registrant’s Post-Effective Amendment No. 1 to Form S-8 Registration Statement No. 33-32960.

	3.2	Certificate of Amendment by Shareholders to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.2 to Registrant’s Form 10-Q for the quarter ended March 31, 1996.

	3.3	Certificate of Amendment to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.3 to Registrant’s Form 10-K for the year ended December 31, 1998.

	4.	Rights Agreement dated as of February 11, 1999 between Diebold, Incorporated and The Bank of New York — incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form 8-A dated February 11, 1999.

*	10.1	Form of Employment Agreement as amended and restated as of September 13, 1990— incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990.

*	10.2	Schedule of Certain Officers who are Parties to Employment Agreements in the form of Exhibit 10.1.

*	10.5(i)	Supplemental Employee Retirement Plan (as amended January 1, 1994) — incorporated by reference to Exhibit 10.5 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.

*	10.5 (ii)	Amendment No. 1 to the Amended and Restated Supplemental Retirement Plan — incorporated by reference to Exhibit 10.5 (ii) of Registrant’s Form 10-Q for the quarter ended March 31, 1998.

*	10.7 (i)	1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992.

*	10.7 (ii)	Amendment No. 1 to the Amended and Restated 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998.

*	10.8 (i)	1991 Equity and Performance Incentive Plan as Amended and Restated — incorporated by reference to Exhibit 10.8 to Registrant’s Form 10-Q for the quarter ended March 31, 1997.

*	10.8 (ii)	Amendment No. 1 to the 1991 Equity and Performance Incentive Plan as Amended and Restated — incorporated by reference to Exhibit 10.8 (ii) to Registrant’s Form 10-Q for the quarter ended September 30, 1998.

*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 14(c) of this report.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K. (continued)

*	10.8 (iii)	Amendment No. 2 to the 1991 Equity and Performance Incentive Plan as Amended and Restated — incorporated by reference to Exhibit 10.8 (iii) to Registrant’s Form 10-Q for the quarter ended June 30, 1999.

*	10.9	Long-Term Executive Incentive Plan — incorporated by reference to Exhibit 10.9 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.

*	10.10 (i)	1992 Deferred Incentive Compensation Plan (as amended and restated as of July 1, 1993) — incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.

*	10.10 (ii)	Amendment No. 1 to the Amended and Restated 1992 Deferred Incentive Compensation Plan — incorporated by reference to Exhibit 10.10 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998.

*	10.10 (iii)	Amendment No. 2 to the Amended and Restated 1992 Deferred Incentive Compensation Plan — incorporated by reference to Exhibit 10.10 (iii) to Registrant’s Form 10-Q for the quarter ended September 30, 1998.

*	10.11	Annual Incentive Plan.

*	10.13 (i)	Forms of Deferred Compensation Agreement and Amendment No. 1 to Deferred Compensation Agreement — incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.

*	10.13 (ii)	Section 162 (m) Deferred Compensation Agreement (as amended and restated January 29, 1998) — incorporated by reference to Exhibit 10.13 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998.

*	10.14	Deferral of Stock Option Gains Plan — incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.

*	10.15	Employment Agreement with Walden W O’Dell — incorporated by reference to Exhibit 10.15 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

*	10.16	Separation Agreement with Gerald F. Morris — incorporated by reference to Exhibit 10.16 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

*	10.17(i)	Loan Agreement dated as of December 1, 1999 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, Michigan as Agent incorporated by reference to Exhibit 10.17 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

*	10.17 (ii)	First Amendment to Loan Agreement dated as of December 1, 1999 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, Michigan as Agent.

*	10.17 (iii)	Second Amendment to Loan Agreement dated as of December 1, 1999 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, Michigan as Agent.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K. (continued)

*	10.18	Retirement and Consulting Agreement with Robert W. Mahoney.

*	10.19	Employment Agreement with Wesley B. Vance.

	21.	Subsidiaries of the Registrant.

	23.	Consent of Independent Auditors.

	24.	Power of Attorney.

*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 14(c) of this report.

(b) Reports on Form 8-K.

      No reports on Form 8-K were filed by Registrant during the fourth quarter of 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIEBOLD, INCORPORATED

March 13, 2001	By:	/s/Walden W. O’Dell

Date		Walden W. O’Dell Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Walden W. O’Dell	Chairman of the Board, President,	March 13, 2001
Chief Executive Officer and
Director (Principal Executive
Officer)

/s/Gregory T. Geswein	Senior Vice President and Chief	March 13, 2001
Financial Officer (Principal
Accounting and Financial
Officer)

/s/Louis V. Bockius III	Director	March 13, 2001

Louis V. Bockius III

/s/Richard L. Crandall	Director	March 13, 2001

Richard L. Crandall

/s/Gale S. Fitzgerald	Director	March 13, 2001

Gale S. Fitzgerald

*	Director	March 13, 2001

Donald R. Gant

/s/L. Lindsey Halstead	Director	March 13, 2001

L. Lindsey Halstead

Signature	Title	Date

*	Director	March 13, 2001

Phillip B. Lassiter

*	Director	March 13, 2001

John N. Lauer

*	Director	March 13, 2001

William F. Massy

/s/W.R. Timken, Jr.	Director	March 13, 2001

W. R. Timken, Jr.

*	The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and directors of the Registrant and filed with the Securities and Exchange Commission on behalf of such officers and directors.

Dated: March 13, 2001	*By:	/s/Gregory T. Geswein

Gregory T. Geswein, Attorney-in-Fact

INDEPENDENT AUDITORS’ REPORT ON
FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Shareholders
Diebold, Incorporated

We have audited the accompanying consolidated balance sheets of Diebold, Incorporated and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2000. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in Item 14 (a)(1) of Form 10-K of Diebold, Incorporated for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements and financial statement schedule are the responsibility of the Registrant’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diebold, Incorporated and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/KPMG LLP

KPMG LLP
Cleveland, Ohio
January 23, 2001

DIEBOLD, INCORPORATED AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

	Balance at			Balance
	beginning			at end
	of year	Additions	Deductions	of year

Year ended December 31, 2000

Allowance for doubtful accounts	$9,220,753	$9,662,685	$6,790,726	$12,092,712

Year ended December 31, 1999

Allowance for doubtful accounts	$8,373,672	$9,744,245	$8,897,164	$9,220,753

Year ended December 31, 1998

Allowance for doubtful accounts	$6,838,018	$7,949,869	$6,414,215	$8,373,672

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT DESCRIPTION	PAGE NO.

10.2	Schedule of Certain Officers who are Parties to Employment Agreements in the form of Exhibit 10.1 and 10.15	51

10.11	Annual Incentive Plan	52

10.17(ii)	First Amendment to Loan Agreement dated as of December 1, 1999 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, Michigan as Agent.	53

10.17(iii)	Second Amendment to Loan Agreement dated as of December 1, 1999 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, Michigan as Agent.	54

10.18	Retirement and Consulting Agreement with Robert W. Mahoney	55

10.19	Employment Agreement with Wesley B. Vance	56

21	Subsidiaries of the Registrant	57

23	Consent of Independent Auditors	58

24	Power of Attorney	59