Form 10-Q
period 2001-03-31
DIEBOLD INC
filed 2001-05-15
CIK 28823

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

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

Yes   X    No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Shares, as of the latest practicable date.

Class	Outstanding at May 14, 2001

Common Shares $1.25 Par Value	71,591,251 Shares

DIEBOLD, INCORPORATED AND SUBSIDIARIES

FORM 10-Q

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	(Unaudited)	December 31,
	March 31, 2001	2000

ASSETS

Current assets

Cash and cash equivalents	$50,865	$65,184

Short-term investments	54,981	61,328

Trade receivables less allowances of $13,024 and $12,093, respectively	373,446	363,571

Notes receivable	1,219	13,663

Inventories	221,752	205,567

Finance receivables	42,287	35,101

Deferred income taxes	19,975	17,232

Prepaid expenses and other current assets	76,243	42,717

Total current assets	840,768	804,363

Securities and other investments	124,426	123,224

Property, plant and equipment, at cost	375,105	363,493

Less accumulated depreciation and amortization	195,680	188,547

	179,425	174,946

Deferred income taxes	984	6,044

Finance receivables	27,912	94,364

Goodwill	280,800	296,101

Other assets	96,502	86,385

	$1,550,817	$1,585,427

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities

Notes payable	$142,585	$263,609

Accounts payable	114,742	111,055

Estimated income taxes	7,966	5,594

Accrued insurance	12,699	13,365

Deferred income	112,538	59,242

Other current liabilities	161,836	113,927

Total current liabilities	552,366	566,792

Bonds payable	20,800	20,800

Pensions and other benefits	28,898	28,386

Postretirement and other benefits	28,792	28,123

Other liabilities	4,097	—

Minority interest	5,895	5,260

Shareholders’ equity

Preferred Shares, no par value, authorized 1,000,000 shares,

none issued	—	—

Common shares, par value $1.25, authorized 125,000,000 shares;

issued 72,054,031 and 72,019,205 shares, respectively

outstanding 71,563,812 and 71,547,232 shares, respectively	90,067	90,024

Additional capital	98,874	98,530

Retained earnings	780,171	784,063

Treasury shares, at cost (490,219 and 471,973 shares, respectively)	(16,455)	(15,944)

Accumulated other comprehensive income	(35,119)	(12,658)

Other	(7,569)	(7,949)

Total shareholders’ equity	909,969	936,066

	$1,550,817	$1,585,427

See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands except for per share amounts)

	Three Months Ended
	March 31,

	2001	2000

Net Sales

Products	$188,458	$180,384

Services	195,396	164,208

	383,854	344,592

Cost of sales

Products	113,337	104,293

Special charges	4,000	—

Services	149,360	123,476

	266,697	227,769

Gross Profit	117,157	116,823

Selling and administrative expense	67,750	56,756

Research, development and engineering expense	14,754	10,870

Realignment charges	21,124	—

	103,628	67,626

Operating Profit	13,529	49,197

Other income (expense)

Investment income	4,874	5,901

Interest expense	(4,143)	(3,291)

Miscellaneous, net	(2,150)	(4,780)

Minority interest	(831)	(370)

Income before taxes	11,279	46,657

Taxes on income	3,722	15,397

Net income	$7,557	$31,260

Basic weighted-average shares outstanding	71,554	71,130

Diluted weighted-average shares outstanding	71,741	71,444

Basic earnings per share	$0.11	$0.44

Diluted earnings per share	$0.11	$0.44

Cash dividends paid per Common Share	$0.160	$0.155

See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,

	2001	2000

Cash flow from operating activities:

Net income	$7,557	$31,260

Adjustments to reconcile net income to cash provided by operating activities:

Minority share of income	831	370

Depreciation	8,766	5,707

Other charges and amortization	10,276	7,097

Deferred income taxes	2,801	(3,863)

Loss on disposal of assets, net	479	1,928

Loss on sale of investments, net	—	113

Cash provided (used) by changes in certain assets and liabilities:

Trade receivables	(1,738)	(60,420)

Inventories	(19,627)	(22,974)

Prepaid expenses and other current assets	(35,387)	(1,634)

Accounts payable	6,148	(9,999)

Certain other assets and liabilities	128,671	67,229

Net cash provided by operating activities	108,777	14,814

Cash flow from investing activities:

Proceeds from maturities of investments	15,669	15,571

Proceeds from sales of investments	—	10,008

Payments for purchases of investments	(11,284)	(6,825)

Capital expenditures	(16,706)	(7,120)

Decrease (increase) in net finance receivables	59,240	(413)

Increase in certain other assets	(40,340)	(9,940)

Net cash provided by investing activities	6,579	1,281

Cash flow from financing activities:

Dividends paid	(11,449)	(11,042)

Notes payable borrowings	40,490	10,000

Notes payable repayments	(155,836)	(27,000)

Distribution of affiliate’s earnings to minority interest holder	(125)	(150)

Issuance of Common Shares	194	1,755

Repurchase of Common Shares	(511)	(1,075)

Net cash used by financing activities	(127,237)	(27,512)

Effect of exchange rate changes on cash	(2,438)	—

Decrease in cash and cash equivalents	(14,319)	(11,417)

Cash and cash equivalents at the beginning of the period	65,184	27,299

Cash and cash equivalents at the end of the period	$50,865	$15,882

See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except for per share amounts)

1.	The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000. In addition, the Registrant’s statements in this Form 10-Q report may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. A discussion of these risks and uncertainties is contained in the management’s discussion and analysis of financial condition and results of operations in this Form 10-Q. The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of results to be expected for the full year.

2.	The basic and diluted earnings per share computations in the condensed consolidated statements of income are based on the weighted-average number of shares outstanding during each period reported. The following data show the amounts used in computing earnings per share and the effect on the weighted-average number of shares of dilutive potential common stock.

	Three Months Ended March 31,

	2001	2000

Numerator:

Income used in basic and diluted earnings per share	$7,557	$31,260

Denominator:

Basic weighted-average shares	71,554	71,130

Effect of dilutive fixed stock options	187	314

Diluted weighted-average shares	71,741	71,444

Basic earnings per share	$0.11	$0.44

Diluted earnings per share	$0.11	$0.44

Anti-dilutive shares not used in calculating diluted weighted-average shares	1,332	1,450

3.	Inventory detail at:	March 31, 2001	December 31, 2000

	Finished goods and service parts	$68,537	$63,855

	Work in process	142,757	130,578

	Raw materials	10,458	11,134

	Total inventory	$221,752	$205,567

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
(In thousands except for per share amounts)

4.	The Registrant has reclassified the presentation of certain prior-year information to conform with the current presentation format.

5.	The Registrant displays the balance of accumulated other comprehensive income separately from retained earnings and additional capital in the equity section of the Balance Sheet. Items considered to be other comprehensive income include adjustments made for foreign currency translation (under SFAS No. 52), pensions (under SFAS No. 87) and unrealized holding gains and losses on available-for-sale securities (under SFAS No. 115). Comprehensive income for the three months ended March 31, 2001 and 2000 was $(14,904) and $35,186, respectively.

6.	The Registrant recognized a pre-tax charge of $27,124 ($0.25 per diluted share, after-tax) in connection with a corporate-wide realignment program. The major components of the restructuring charge are as follows: a special charge of $4,000 primarily for the write-off of inventory from exited lines of business and a realignment charge of $21,124 for staffing reductions, closing of the Staunton, Virginia facility, sale of MedSelect and the $2,000 write-down of accounts receivable. An accrual of $21,124 was established for the realignment costs associated with the program that were incurred during the first quarter but not paid. As of March 31, 2001, approximately 470 jobs have been eliminated. Costs incurred for the closing of the Staunton, Virginia facility and staffing reductions totaling $2,212 have been paid from the accrual with the remaining balance of $18,912 as of March 31, 2001. The Registrant also expects to incur additional charges in the range of $30 to $40 million through the balance of 2001. Savings from the realignment program are estimated to be $25 million annually.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands except for per share amounts)

7.	In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, which for the Registrant, was effective January 1, 2001. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recognized on the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative instrument’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument’s gains and losses to partially or wholly offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The cumulative effect of adopting SFAS 133 as of January 1, 2001 was not material to the Registrant’s consolidated financial statements.

Since a substantial portion of the Registrant’s operations and revenue arise outside of the United States, financial results can be significantly affected by changes in foreign exchange rate movements. The Registrant’s risk management strategy uses forward contracts to hedge certain foreign currency exposures. Such contracts are designated at inception to the related foreign currency exposures being hedged. The Registrant’s intent is to offset gains and losses that occur on the underlying exposures, with gains and losses on the derivative contracts hedging these exposures. The Registrant does not enter into any speculative positions with regard to derivative instruments. The Registrant’s foreign currency hedges generally mature within six months.

The Registrant records all derivatives on the balance sheet at fair value. For derivative instruments not designated as hedging instruments, changes in their fair values are recognized in earnings in the current period. The Registrant’s foreign currency hedges are designated as fair value hedges and the resulting changes in fair values are recognized in earnings in the current period in other income or expense. Results from the Registrant’s foreign currency hedges were not material to the financial statements for first quarter 2001. At March 31, 2001, the net fair value of derivatives designated as fair value hedges was not material to the financial statements.

8.	In September 2000, the FASB issued SFAS No. 140, Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities – a Replacement of FASB Statement No. 125.

On March 30, 2001, the Registrant entered into an agreement to sell, on an ongoing basis, a pool of its lease receivables to a wholly owned, unconsolidated, qualified, special purpose subsidiary, DCC Funding LLC (DCCF). The Registrant sold $95.3 million of lease receivables on March 30, 2001 to DCCF. Under a 364 day facility agreement, DCCF sold and, subject to certain conditions, may from time to time sell an undivided fractional ownership interest in the pool of receivables to a multi-seller receivables securitization company (Conduit). Upon sale of the receivables to the Conduit, DCCF holds a subordinated interest in the receivables and services, administers and collects the receivables. DCCF and the Conduit have no recourse to the Registrant’s other assets for failure of debtors to pay when due. Costs associated with the sale of the receivables were $457 as of March 31, 2001.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands except for per share amounts)

The Registrant has a retained interest in the transferred receivables in the form of a note receivable from DCCF to the extent that they exceed advances to DCCF by the Conduit. The Registrant initially and subsequently measures the fair value of the retained interest at management’s best estimate of the undiscounted expected future cash collections on the transferred receivables. Actual cash collections may differ from these estimates and would directly affect the fair value of the retained interests. As of March 31, 2001, the Registrant received proceeds from the new securitization of $71.4 million. The Registrant recorded an after-tax gain of $2.3 million on the sale of the receivables to DCCF.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands except for per share amounts)

9.	In determining reportable segments, the Registrant considers its operating and management structure and the types of information subject to regular review by its executive management team. During 2001, the Registrant reassessed the appropriate reporting structure given acquisitions and divestitures completed over the prior two years. The objective is to create the most advantageous structure to achieve operating, marketing and cost synergies among its operating units. As a result of that review and assessment, information subject to regular review by its executive management team has changed and is now aggregated in three reporting segments consisting of its three main sales channels: Diebold North America (DNA), Diebold International (DI) and Other, which combines several of the Registrant’s smaller sales channels. These sales channels are evaluated based on revenues from customers and operating profit contribution to the total corporation. A reconciliation between segment information and the Condensed Consolidated Financial Statements is also disclosed. All income and expense items below operating profit are not allocated to the segments and are not disclosed. Revenue by geography and revenue by product and service solution are also disclosed. Information for previous years has been restated to reflect the change.

The DNA segment sells financial and retail systems and also services financial, retail, medical systems and educational customers in the United States and Canada. The DI segment sells and services financial and retail systems over the remainder of the globe. The segment called Other sells miscellaneous parts and products to other customers. Each of the sales channels buys the goods it sells from the Registrant’s manufacturing plants through inter-company sales that are eliminated on consolidation. Each year, inter-company pricing is agreed upon which drives sales channel operating profit contribution. As permitted under Statement 131, certain information not routinely used in the management of these segments, information not allocated back to the segments or information that is impractical to report is not shown. Items not disclosed are as follows: interest revenue, interest expense, depreciation, amortization, equity in the net income of investees accounted for by the equity method, income tax expense or benefit, extraordinary items, significant noncash items and long-lived assets.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands except for per share amounts)

	DNA	DI	Other	Total

1st Quarter 2001 Segment Information by Channel

Customer revenues	$229,327	$151,080	$3,447	$383,854

Realignment and special charges	(10,998)	(7,126)	(9,000)	(27,124)

Operating profit/(loss)	17,875	7,104	(11,450)	13,529

1st Quarter 2000 Segment Information by Channel

Customer revenues	$242,543	$99,264	$2,785	$344,592

Realignment and special charges	—	—	—	—

Operating profit/(loss)	47,233	7,821	(5,857)	49,197

Total Revenue by Geography

      For the period ending March 31:

	2001	2000

The Americas:

Financial self-service solutions	$230,222	$232,183

Security solutions	69,996	71,342

Other (voting machines/MedSelect)	1,441	3,555

Total Americas	301,659	307,080

Asia-Pacific:

Financial self-service solutions	20,947	14,023

Security solutions	255	427

Total Asia-Pacific	21,202	14,450

Europe, Middle East and Africa:

Financial self-service solutions	60,864	22,994

Security solutions	129	68

Total Europe, Middle East and Africa	60,993	23,062

Total Revenue	$383,854	$344,592

Total Revenue by Product and Service Solutions

      For the period ending March 31:

	2001	2000

Self-service solutions hardware	$138,182	$126,786

Professional and special services	18,001	17,291

Total product financial self services	156,183	144,077

Maintenance services	155,850	125,123

Total financial self-service solutions	312,033	269,200

Security solutions hardware	30,834	32,751

Maintenance services	39,546	39,086

Total security solutions	70,380	71,837

Total excluding voting machines and MedSelect	382,413	341,037

Voting machines	—	614

MedSelect	1,441	2,941

Total Revenue	$383,854	$344,592

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of March 31, 2001
(Unaudited)
(Dollars in thousands except for per share amounts)

Material Changes in Financial Condition

Total assets for the first quarter ended March 31, 2001 were $1,550,817, down $34,610, or 2.2 percent from December 31, 2000, primarily due to the securitization of finance receivables, increasing net cash provided by operating activities. Inventories increased $16,185 primarily due to the Registrant’s shift of manufacturing processes overseas in order to meet international demand more efficiently. The increase in prepaid expenses and other current assets of $33,526 is primarily due to timing of payments for value added tax, insurance and other premiums.

Total liabilities of $640,848 are down $8,513 from December 31, 2000. The net decrease is primarily due to the paydown of notes payable through the use of cash provided from operating activities and securitization proceeds and offset by an increase in deferred revenue due to an increase in the customer service base.

Future capital expenditures, acquisitions and increases in working capital are expected to be financed through internally generated funds and external financing. If necessary, the Registrant’s investment portfolio is available for any funding needs. External financing is also available if needed through the Registrant’s lines of credit. At March 31, 2001, the Registrant’s bank credit lines approximated $250,000, and EUR 125,000 (translation $109,750) with various institutions. The Registrant had $142,445 outstanding borrowings under these agreements, with an average short-term rate of 5.54 percent. These lines of credit represent an additional and immediate source of liquidity.

Shareholders’ equity decreased $26,097 over December 31, 2000. Accumulated other comprehensive income decreased by $22,461 due to foreign currency translation adjustments. Shareholders’ equity per Common Share at March 31, 2001 decreased to $12.72 from $13.08 at December 31, 2000. The first quarter cash dividend of $0.16 per share was paid on March 9, 2001 to shareholders of record on February 16, 2001. On April 26, 2001, the second quarter cash dividend of $0.16 per share was declared payable on June 8, 2001 to shareholders of record on May 18, 2001. Diebold, Incorporated shares are listed on the New York Stock Exchange under the symbol of DBD. The market price during the first three months of 2001 fluctuated within the range of $25.75 and $36.38.

Results of Operations

Overall, net sales for the first quarter of 2001 increased from the same period in 2000 by $39,262 or 11.4 percent, primarily due to an increased customer base as a result of the acquisitions that occurred in the past two years. Total product revenue showed an increase of $8,074, or 4.5 percent over the first quarter of 2000. Total service revenue for the quarter was up from the prior year by $31,188 or 19.0 percent.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

As of March 31, 2001
(Unaudited)
(Dollars in thousands except for per share amounts)

Results of Operation (continued)

Gross profit of $117,157 was $334, or 0.3 percent higher than the same quarter last year. Product gross margin of 39.9 percent was down from 2000 first quarter gross margin of 42.2 percent. Service gross margin of 23.6 percent was down from 24.8 percent a year ago due to a very competitive service market. The margins were negatively affected due to the increase in the international revenue mix that is accompanied by lower margins due to a competitive international environment.

Total operating expenses of $103,628 were 27.0 percent of revenue, which was an increase from 19.6 percent of revenue in 2000, primarily due to realignment costs incurred during the first quarter of 2001. Excluding realignment charges, total operating expenses remained flat as a percentage of revenue.

Net income of $7,557 was down by 75.8 percent over first quarter 2000 net income of $31,260, resulting in first quarter diluted earnings per share of $0.11. The decrease is primarily due to first quarter realignment and special charges of $18,173 (after-tax).

Segment Information

DNA customer revenues of $229,327 for the first quarter ended March 31, 2001 decreased by $13,216, or 5.4 percent from the same period in 2000, due to the weakness of the U.S. market. DNA operating profits for the same period were down by $29,358, or 62.2 percent, primarily due to realignment and special charges.

DI customer revenues were up for the first quarter of 2001 over the same quarter of 2000 by $51,816, or 52.2 percent. Europe, the Middle East and Africa revenue increased $37,931, or 164.5 percent. Again, the increase in international revenues is primarily due to an increased customer base resulting from the acquisitions that occurred during the past two years. Asia-Pacific revenue increased $6,752, or 46.7 percent from the same period in 2000 due to growing demands in the Asia-Pacific market.

The segment called Other showed an operating loss of $11,450 for the first quarter of 2001, primarily due to the realignment expense.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

As of March 31, 2001
(Unaudited)
(Dollars in thousands except for per share amounts)

Outlook

The following statements are based on current expectations. These statements are forward-looking and actual results may differ materially. These statements do not include the potential impact of any mergers, acquisitions or other business combinations that may be completed after March 31, 2001. Registrant’s expectations include:

•	Second quarter earnings per share in the range of $.43 to $.49, excluding realignment and special charges. Full year 2001 earnings per share in the range of $1.95 to $2.00, excluding realignment and special charges.
•	Additional realignment and special charges are estimated in the range of $30 million to $40 million during the remainder of 2001, of which approximately $5 million to $10 million will be in the second quarter.
•	Depreciation, amortization and goodwill in the range of $70 million to $75 million for the year 2001.
•	Capital expenditures of approximately $50 million for 2001.
•	Effective tax rate of approximately 33 percent.

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

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Registrant is exposed to foreign currency exchange rate risk inherent in our international operations denominated in currencies other than the U.S. dollar. The Registrant’s risk management strategy uses derivative financial instruments such as forwards to hedge certain foreign currency exposures. The intent is to offset gains and losses that occur on the underlying exposures, with gains and losses on the derivative contracts hedging these exposures. The Registrant does not enter into derivatives for trading purposes.

The Registrant performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates applied to the hedging contracts and underlying exposures describe above. As of March 31, 2001, the analysis indicated that these hypothetical market movements would not materially affect the results of operations. Actual gains and losses in the future may differ materially from that analysis based on changes in the timing and amount of foreign currency exchange rate movements and our actual exposures and hedges.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Registrant’s annual meeting of shareholders was held on April 26, 2001. Each matter voted upon at such meeting and the number of shares cast for, against or withheld, and abstained are as follows:

1. Election of Directors

	For	Withheld

Louis V. Bockius III	61,578,484	1,612,316

Richard L. Crandall	61,584,546	1,606,254

Gale S. Fitzgerald	61,564,387	1,626,413

Donald R. Gant	58,795,072	4,395,728

L. Lindsey Halstead	61,527,183	1,663,617

Phillip B. Lassiter	61,591,052	1,599,748

John N. Lauer	61,589,340	1,601,460

William F. Massy	61,559,546	1,631,254

Walden W. O’Dell	61,569,635	1,621,165

W. R. Timken, Jr.	61,587,862	1,602,938

2. Proposal to Amend and Restate the 1991 Equity and Performance Incentive Plan

For	Against	Abstained

34,326,252	17,626,794	689,895

      There were 10,559,959 broker non-votes.

3. Ratification of Appointment of KPMG LLP as Independent Auditors for 2001

For	Against	Abstained

57,707,321	3,445,052	2,038,427

      There were no broker non-votes.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)		Exhibits
3.1	(i)	Amended and Restated Articles of Incorporation of Diebold, Incorporated – incorporated by reference to Exhibit 3.1(i) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.

3.1	(ii)	Code of Regulations – incorporated by reference to Exhibit 4(c) to Registrant’s Post-Effective Amendment No. 1 to Form S-8 Registration Statement No. 33-32960.

3.2		Certificate of Amendment by Shareholders to Amended Articles of Incorporation of Diebold, Incorporated – incorporated by reference to Exhibit 3.2 to Registrant’s Form 10-Q for the quarter ended March 31, 1996.

3.3		Certificate of Amendment to Amended Articles of Incorporation of Diebold, Incorporated – incorporated by reference to Exhibit 3.3 to Registrant’s Form 10-K for the year ended December 31, 1998.

4.		Rights Agreement dated as of February 11, 1999 between Diebold, Incorporated and The Bank of New York – incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form 8-A dated February 11, 1999.

*10.1		Form of Employment Agreement as amended and restated as of September 13, 1990 – incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990.

*10.2		Schedule of Certain Officers who are Parties to Employment Agreements in the form of Exhibit 10.1 – incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-K for the year ended December 31, 2000.

*10.5	(i)	Supplemental Employee Retirement Plan (as amended January 1, 1994) – incorporated by reference to Exhibit 10.5 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.

*10.5	(ii)	Amendment No. 1 to the Amended and Restated Supplemental Retirement Plan – incorporated by reference to Exhibit 10.5 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998.

*10.7	(i)	1985 Deferred Compensation Plan for Directors of Diebold, Incorporated – incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992.

*10.7	(ii)	Amendment No. 1 to the Amended and Restated 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated – incorporated by reference to Exhibit 10.7 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998.

*10.8	(i)	1991 Equity and Performance Incentive Plan as Amended and Restated – incorporated by reference to Exhibit 10.8 to Registrant’s Form 10-Q for the quarter ended March 31, 1997.

	*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 14(c) of this report.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)		Exhibits (Continued)
*10.8	(ii)	Amendment No. 1 to the 1991 Equity and Performance Incentive Plan as Amended and Restated – incorporated by reference to Exhibit 10.8 (ii) to Registrant’s Form 10-Q for the quarter ended September 30, 1998.

*10.8	(iii)	Amendment No. 2 to the 1991 Equity and Performance Incentive Plan as Amended and Restated – incorporated by reference to Exhibit 10.8 (iii) to the Registrant’s Form 10-Q for the quarter ended June 30, 1999.

*10.9		Long-Term Executive Incentive Plan – incorporated by reference to Exhibit 10.9 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.

*10.10	(i)	1992 Deferred Incentive Compensation Plan (as amended and restated as of July 1, 1993) – incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.

*10.10	(ii)	Amendment No. 1 to the Amended and Restated 1992 Deferred Incentive Compensation Plan – incorporated by reference to Exhibit 10.10 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998.

*10.10	(iii)	Amendment No. 2 to the Amended and Restated 1992 Deferred Incentive Compensation Plan – incorporated by reference to Exhibit 10.10 (iii) to Registrant’s Form 10-Q for the quarter ended September 30, 1998.

*10.11		Annual Incentive Plan – incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

*10.13	(i)	Forms of Deferred Compensation Agreement and Amendment No. 1 to Deferred Compensation Agreement – incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.

*10.13	(ii)	Section 162(m) Deferred Compensation Agreement (as amended and restated January 29, 1998) – incorporated by reference to Exhibit 10.13 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998.

*10.14		Deferral of Stock Option Gains Plan – incorporated by reference to Exhibit 10.14 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.

*10.15		Employment Agreement with Walden W. O’Dell – incorporated by reference to Exhibit 10.15 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

*10.16		Separation Agreement with Gerald F. Morris – incorporated by reference to Exhibit 10.16 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

	*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 14(c) of this report.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)		Exhibits (Continued)
*10.17	(i)	Loan Agreement dated as of December 1, 1999 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, Michigan as Agent – incorporated by reference to Exhibit 10.17 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

*10.17	(ii)	First Amendment to Loan Agreement dated as of December 1, 1999 among Diebold,

Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, Michigan as Agent – incorporated by reference to Exhibit 10.17 (ii) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

*10.17	(iii)	Second Amendment to Loan Agreement dated as of December 1, 1999 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, Michigan as Agent – incorporated by reference to Exhibit 10.17 (iii) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

*10.18		Retirement and Consulting Agreement with Robert W. Mahoney – incorporated by reference to Exhibit 10.18 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

*10.19		Employment Agreement with Wesley B. Vance — incorporated by reference to Exhibit 10.19 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

*10.20	(i)	Transfer and Administration Agreement by and among DCC Funding LLC, Diebold Credit Corporation, Diebold, Incorporated, Receivables Capital Corporation and Bank of America, National Association.

*10.20	(ii)	Amendment No. 1 to the Transfer and Administration Agreement by and among DCC Funding LLC, Diebold Credit Corporation, Diebold, Incorporated, Receivables Capital Corporation and Bank of America, National Association.

	*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 14(c) of this report.

(b)		Reports on Form 8-K.

No reports on Form 8-K were filed by Registrant during the first quarter of 2001.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIEBOLD, INCORPORATED

(Registrant)

Date:	May 15, 2001	By:	/s/ Walden W. O’Dell

Walden W. O’Dell Chairman of the Board, President and Chief Executive Officer

Date:	May 15, 2001	By:	/s/ Gregory T. Geswein

Gregory T. Geswein Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
INDEX TO EXHIBITS

EXHIBIT NO.			PAGE NO.

3.1	(i)	Amended and Restated Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.1(i) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.	—

3.1	(ii)	Code of Regulations — incorporated by reference to Exhibit 4(c) to Registrant’s Post-Effective Amendment No. 1 to Form S-8 Registration Statement No. 33-32960.	—

3.2		Certificate of Amendment by Shareholders to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.2 to Registrant’s Form 10-Q for the quarter ended March 31, 1996.	—

3.3		Certificate of Amendment to Amended Articles of Incorporation of Diebold, Incorporated – incorporated by reference to Exhibit 3.3 to Registrant’s Form 10-K for the year ended December 31, 1998.	—

4.		Rights Agreement dated as of February 11, 1999 between Diebold, Incorporated and the Bank of New York — incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form 8-A dated February 11, 1999.	—

*10.1		Form of Employment Agreement as amended and restated as of September 13, 1990 — incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990.	—

*10.2		Schedule of Certain Officers who are Parties to Employment Agreements in the form of Exhibit 10.1 — incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-K for the year ended December 31, 2000.	—

*10.5	(i)	Supplemental Employee Retirement Plan (as amended January 1, 1994) — incorporated by reference to Exhibit 10.5 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.	—

*10.5	(ii)	Amendment No. 1 to the Amended and Restated Supplemental Retirement Plan — incorporated by reference to Exhibit 10.5 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998.	—

*10.7	(i)	1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992.	—

*10.7	(ii)	Amendment No. 1 to the Amended and Restated 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998.	—

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
INDEX TO EXHIBITS (continued)

EXHIBIT NO.			PAGE NO.

*10.8	(i)	1991 Equity and Performance Incentive Plan as Amended and Restated — incorporated by reference to Exhibit 10.8 to Registrant’s Form 10-Q for the quarter ended March 31, 1997.	—

*10.8	(ii)	Amendment No. 1 to the 1991 Equity and Performance Incentive Plan as Amended and Restated – incorporated by reference to Exhibit 10.8 (ii) to Registrant’s Form 10-Q for the quarter ended September 30, 1998.	—

*10.8	(iii)	Amendment No. 2 to the 1991 Equity and Performance Incentive Plan as Amended and Restated — incorporated by reference to Exhibit 10.8 (iii) to Registrant’s Form 10-Q for the quarter ended June 30, 1999.	—

*10.9		Long-Term Executive Incentive Plan — incorporated by reference to Exhibit 10.9 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.	—

*10.10	(i)	1992 Deferred Incentive Compensation Plan (as amended and restated as of July 1, 1993) — incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.	—

*10.10	(ii)	Amendment No. 1 to the Amended and Restated 1992 Deferred Incentive Compensation Plan — incorporated by reference to Exhibit 10.10 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998.	—

*10.10	(iii)	Amendment No. 2 to the Amended and Restated 1992 Deferred Incentive Compensation Plan — incorporated by reference to Exhibit 10.10 (iii) to Registrant’s Form 10-Q for the quarter ended September 30, 1998.	—

*10.11		Annual Incentive Plan – incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.	—

*10.13	(i)	Forms of Deferred Compensation Agreement and Amendment No. 1 to Deferred Compensation Agreement — incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.	—

*10.13	(ii)	Section 162(m) Deferred Compensation Agreement (as amended and restated January 29, 1998) — incorporated by reference to Exhibit 10.13 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998.	—

*10.14		Deferral of Stock Option Gains Plan — incorporated by reference to Exhibit 10.14 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.	—

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
INDEX TO EXHIBITS (continued)

EXHIBIT NO.			PAGE NO.

*10.15		Employment Agreement with Walden W. O’Dell — incorporated by reference to Exhibit 10.15 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.	—

*10.16		Separation Agreement with Gerald. F. Morris — incorporated by reference to Exhibit 10.16 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.	—

*10.17	(i)	Loan Agreement dated as of December 1, 1999 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, Michigan as Agent – incorporated by reference to Exhibit 10.17 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.	—

*10.17	(ii)	First Amendment to Loan Agreement dated as of December 1, 1999 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, Michigan as Agent – incorporated by reference to Exhibit 10.17 (ii) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.	—

*10.17	(iii)	Second Amendment to Loan Agreement dated as of December 1, 1999 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, Michigan as Agent – incorporated by reference to Exhibit 10.17 (iii) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.	—

*10.18		Retirement and Consulting Agreement with Robert W. Mahoney – incorporated by reference to Exhibit 10.18 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.	—

*10.19		Employment Agreement with Wesley B. Vance — incorporated by reference to Exhibit 10.19 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.	—

*10.20	(i)	Transfer and Administration Agreement by and among DCC Funding LLC, Diebold Credit Corporation, Diebold, Incorporated, Receivables Capital Corporation and Bank of America, National Association.	24

*10.20	(ii)	Amendment No. 1 to the Transfer and Administration Agreement by and among DCC Funding LLC, Diebold Credit Corporation, Diebold, Incorporated, Receivables Capital Corporation and Bank of America, National Association.	25

	*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 14(c) of this report.