Form 10-Q/A
period 2001-03-31
DIEBOLD INC
filed 2001-05-23
CIK 28823

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ...... to ......

Commission file number 1-4879

DIEBOLD®

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

Yes X No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Shares, as of the latest practicable date.

Class	Outstanding at May 18, 2001
Common Shares $1.25 Par Value	71,591,331 Shares

DIEBOLD, INCORPORATED AND SUBSIDIARIES

FORM 10-Q/A
AMENDMENT NO.1

INDEX

		Page No.

PART I.	FINANCIAL INFORMATION
ITEM 1.	Financial Statements

	Condensed Consolidated Balance Sheets -
	March 31, 2001 and December 31, 2000	3

	Condensed Consolidated Statements of Income -
	Three Months Ended March 31, 2001 and 2000	4

	Condensed Consolidated Statements of Cash Flows -
	Three Months Ended March 31, 2001 and 2000	5

	Notes to Condensed Consolidated Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	11

SIGNATURES		14

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q/A
AMENDMENT NO. 1
PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	(Unaudited )	December 31,
	March 31, 2001	2000

ASSETS

Current assets

Cash and cash equivalents	$50,865	$65,184

Short-term investments	54,981	61,328

Trade receivables less allowances of $13,024 and $12,093, respectively	373,446	363,571

Notes receivable	1,219	13,663

Inventories	221,752	205,567

Finance receivables	42,287	35,101

Deferred income taxes	19,975	17,232

Prepaid expenses and other current assets	76,243	42,717

Total current assets	840,768	804,363

Securities and other investments	124,426	123,224

Property, plant and equipment, at cost	375,105	363,493

Less accumulated depreciation and amortization	195,680	188,547

	179,425	174,946

Deferred income taxes	984	6,044

Finance receivables	27,912	94,364

Goodwill	280,800	296,101

Other assets	96,502	86,385

	$1,550,817	$1,585,427

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities

Notes payable	$142,585	$263,609

Accounts payable	114,742	111,055

Estimated income taxes	7,966	5,594

Accrued insurance	12,699	13,365

Deferred income	129,354	59,242

Other current liabilities	145,020	113,927

Total current liabilities	552,366	566,792

Bonds payable	20,800	20,800

Pensions and other benefits	28,898	28,386

Postretirement and other benefits	28,792	28,123

Other liabilities	4,097	—

Minority interest	5,895	5,260

Shareholders’ equity

Preferred Shares, no par value, authorized 1,000,000 shares, none issued	—	—

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
FORM 10-Q/A
AMENDMENT NO. 1
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
FORM 10-Q/A
AMENDMENT NO. 1
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
FORM 10-Q/A
AMENDMENT NO. 1
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
FORM 10-Q/A
AMENDMENT NO. 1
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

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q/A
AMENDMENT NO. 1
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

On March 30, 2001, the Registrant entered into an agreement to sell, on an ongoing basis, a pool of its lease receivables to a wholly owned, unconsolidated, qualified, special purpose subsidiary, DCC Funding LLC (DCCF). The Registrant sold $95.6 million of lease receivables on March 30, 2001 to DCCF. Under a 364 day facility agreement, DCCF sold and, subject to certain conditions, may from time to time sell an undivided fractional ownership interest in the pool of receivables to a multi-seller receivables securitization company (Conduit). Upon sale of the receivables to the Conduit, DCCF holds a subordinated interest in the receivables and services, administers and collects the receivables. DCCF and the Conduit have no recourse to the Registrant’s other assets for failure of debtors to pay when due. Costs associated with the sale of the receivables were $457 as of March 31, 2001.

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
FORM 10-Q/A
AMENDMENT NO. 1
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

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q/A
AMENDMENT NO. 1
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(In thousands except for per share amounts)

	DNA	DI	Other	Total

1st Quarter 2001 Segment Information by Channel

Customer revenues	$229,327	$151,080	$3,447	$383,854

Realignment and special charges	(16,998)	(7,126)	(3,000)	(27,124)

Operating profit/(loss)	17,063	381	(3,915)	13,529

1st Quarter 2000 Segment Information by Channel

Customer revenues	$242,543	$99,264	$2,785	$344,592

Realignment and special charges	—	—	—	—

Operating profit/(loss)	47,771	7,947	(6,521)	49,197

Total Revenue by Geography

For the period ending March 31:

	2001	2000

The Americas:

Financial self-service solutions	$230,222	$232,183

Security solutions	69,996	71,342

Other (voting machines/MedSelect)	1,441	3,555

Total Americas	301,659	307,080
Asia-Pacific:

Financial self-service solutions	20,947	14,023

Security solutions	255	427

Total Asia-Pacific	21,202	14,450
Europe, Middle East and Africa:

Financial self-service solutions	60,864	22,994

Security solutions	129	68

Total Europe, Middle East and Africa	60,993	23,062

Total Revenue	$383,854	$344,592

Total Revenue by Product and Service Solutions

For the period ending March 31:

	2001	2000

Self-service solutions hardware	$138,182	$126,786

Professional and special services	18,001	17,291

Total product financial self services	156,183	144,077

Maintenance services	155,850	125,123

Total financial self-service solutions	312,033	269,200

Security solutions hardware	30,834	32,751

Maintenance services	39,546	39,086

Total security solutions	70,380	71,837

Total excluding voting machines and MedSelect	382,413	341,037

Voting machines	—	614

MedSelect	1,441	2,941

Total Revenue	$383,854	$344,592

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q/A
AMENDMENT NO. 1

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
FORM 10-Q/A
AMENDMENT NO. 1

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (Continued)

As of March 31, 2001
(Unaudited)

(Dollars in thousands except for per share amounts)

Results of Operations (continued)

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

Segment Information

DNA customer revenues of $229,327 for the first quarter ended March 31, 2001 decreased by $13,216, or 5.4 percent from the same period in 2000, due to the weakness of the U.S. market. DNA operating profits for the same period were down by $30,708, or 64.3 percent, primarily due to realignment and special charges and a weaker U.S. market.

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

The segment called Other showed an operating loss of $3,915 for the first quarter of 2001, primarily due to the realignment expense.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q/A
AMENDMENT NO. 1

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
FORM 10-Q/A
AMENDMENT NO. 1
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIEBOLD, INCORPORATED

(Registrant)

Date:	May 18, 2001	By:	/s/Walden W. O’Dell

Walden W. O’Dell
Chairman of the Board, President and Chief
Executive Officer

Date:	May 18, 2001	By:	/s/Gregory T. Geswein

Gregory T. Geswein
Senior Vice President and
Chief Financial Officer
(Principal Accounting

and Financial Officer)