Form 10-Q
period 2001-06-30
DIEBOLD INC
filed 2001-08-14
CIK 28823

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to ___________

Commission file number 1-4879

[DIEBOLD LOGO]

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

Yes      X      No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Shares, as of the latest practicable date.

Class	Outstanding at August 9, 2001

Common Shares $1.25 Par Value	71,605,524 Shares

DIEBOLD, INCORPORATED AND SUBSIDIARIES

FORM 10-Q

INDEX

		Page No.

PART I	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Condensed Consolidated Balance Sheets - June 30, 2001 and December 31, 2000	3

	Condensed Consolidated Statements of Income - Three Months and Six Months Ended June 30, 2001 and 2000	4

	Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2001 and 2000	5

	Notes to Condensed Consolidated Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

ITEM 3.	Quantitative And Qualitative Disclosures About Market Risk	18

PART II	OTHER INFORMATION

ITEM 6.	Exhibits and Reports on Form 8-K	19

SIGNATURES		22

INDEX TO EXHIBITS		23

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	(Unaudited )
	June 30, 2001	December 31, 2000

ASSETS

Current assets

Cash and cash equivalents	$34,927	$65,184

Short-term investments	53,184	61,328

Trade receivables less allowances of $12,011 and $12,093, respectively	372,143	363,571

Notes receivable	3,110	13,663

Inventories	230,655	205,567

Finance receivables	41,781	35,101

Deferred income taxes	19,975	17,232

Prepaid expenses and other current assets	76,663	42,717

Total current assets	832,438	804,363

Securities and other investments	122,798	123,224

Property, plant and equipment, at cost	384,677	363,493

Less accumulated depreciation and amortization	205,224	188,547

	179,453	174,946

Deferred income taxes	1,572	6,044

Finance receivables	27,378	94,364

Goodwill	249,961	296,101

Other assets	119,452	86,385

	$1,533,052	$1,585,427

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities

Notes payable	$159,675	$263,609

Accounts payable	135,912	111,055

Estimated income taxes	19,155	5,594

Accrued insurance	13,670	13,365

Deferred income	112,703	59,242

Other current liabilities	98,248	113,927

Total current liabilities	539,363	566,792

Bonds payable	20,800	20,800

Pensions and other benefits	24,614	28,386

Postretirement and other benefits	31,651	28,123

Other liabilities	5,342	—

Minority interest	7,211	5,260

Shareholders’ equity

Preferred Shares, no par value, authorized 1,000,000 shares, none issued	—	—

Common shares, par value $1.25, authorized 125,000,000 shares;

issued 72,085,330 and 72,019,205 shares, respectively

outstanding 71,595,111 and 71,547,232 shares, respectively	90,107	90,024

Additional capital	99,345	98,530

Retained earnings	796,508	784,063

Treasury shares, at cost (490,219 and 471,973 shares, respectively)	(16,455)	(15,944)

Accumulated other comprehensive income	(58,229)	(12,658)

Other	(7,205)	(7,949)

Total shareholders’ equity	904,071	936,066

	$1,533,052	$1,585,427

See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES

FORM 10-Q

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Dollars in thousands except for per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Net Sales
Products	$215,942	$242,834	$404,400	$423,218

Services	207,671	199,268	403,067	363,476

	423,613	442,102	807,467	786,694

Cost of Sales
Products	137,639	154,412	250,976	258,705

Special charges	513	—	4,513	—

Services	152,423	145,471	301,783	268,947

	290,575	299,883	557,272	527,652

Gross Profit	133,038	142,219	250,195	259,042

Selling and administrative expense	64,668	67,792	132,418	124,548

Research, development and engineering expense	13,453	12,739	28,207	23,609

Realignment charges	8,677	—	29,801	—

	86,798	80,531	190,426	148,157

Operating Profit	46,240	61,688	59,769	110,885

Other income (expense)
Investment income	2,040	4,596	6,914	10,497

Interest expense	(2,763)	(3,930)	(6,906)	(7,221)

Miscellaneous, net	(2,509)	(7,180)	(4,659)	(11,960)

Minority interest	(1,531)	(882)	(2,362)	(1,252)

Income before taxes	41,477	54,292	52,756	100,949

Taxes on income	13,687	18,459	17,409	33,856

Net income	$27,790	$35,833	$35,347	$67,093

Basic weighted-average shares outstanding	71,586	71,223	71,570	71,176

Diluted weighted-average shares outstanding	71,795	71,449	71,769	71,360

Basic earnings per share	$0.39	$0.50	$0.49	$0.94

Diluted earnings per share	$0.39	$0.50	$0.49	$0.94

Cash dividends paid per Common Share	$0.160	$0.155	$0.320	$0.310

See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,

	2001	2000

Cash flow from operating activities:

Net income	$35,347	$67,093

Adjustments to reconcile net income to cash provided by operating activities:

Minority share of income	2,362	1,252

Depreciation	20,539	15,584

Other charges and amortization	17,224	15,537

Deferred income taxes	2,448	(4,290)

Loss on disposal of assets, net	1,763	1,871

Loss on sale of investments, net	—	127

Cash provided (used) by changes in certain assets and liabilities:

Trade receivables	(9,863)	(76,424)

Inventories	(35,623)	(36,694)

Prepaid expenses and other current assets	(39,465)	(9,888)

Accounts payable	29,073	(6,010)

Certain other assets and liabilities	76,257	48,289

Net cash provided by operating activities	100,062	16,447

Cash flow from investing activities:

Payments for acquisitions, net of cash acquired	—	(143,137)

Proceeds from maturities of investments	35,570	53,448

Proceeds from sales of investments	—	7,817

Payments for purchases of investments	(28,912)	(14,258)

Capital expenditures	(31,208)	(16,590)

Decrease in net finance receivables through securitization	60,186	46

Increase in certain other assets	(40,355)	(14,322)

Net cash used by investing activities	(4,719)	(126,996)

Cash flow from financing activities:

Dividends paid	(22,898)	(22,113)

Notes payable borrowings	66,815	193,650

Notes payable repayments	(169,920)	(52,087)

Distribution of affiliate’s earnings to minority interest holder	(170)	(281)

Issuance of Common Shares	898	3,099

Repurchase of Common Shares	(511)	(991)

Net cash provided (used) by financing activities	(125,786)	121,277

Effect of exchange rate changes on cash	186	—

Increase/(decrease) in cash and cash equivalents	(30,257)	10,728

Cash and cash equivalents at the beginning of the period	65,184	27,299

Cash and cash equivalents at the end of the period	$34,927	$38,027

      See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(In thousands except for per share amounts)

1.	The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. In addition, the Company’s statements in this Form 10-Q report may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. A discussion of these risks and uncertainties is contained in the management’s discussion and analysis of financial condition and results of operations in this Form 10-Q. The results of operations for the six-month period ended June 30, 2001 are not necessarily indicative of results to be expected for the full year.

2.	The basic and diluted earnings per share computations in the condensed consolidated statements of income are based on the weighted-average number of shares outstanding during each period reported. The following data show the amounts used in computing earnings per share and the effect on the weighted-average number of shares of dilutive potential common stock.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Numerator:

Income used in basic and diluted earnings per share	$27,790	$35,833	$35,347	$67,093

Denominator:

Basic weighted-average shares	71,586	71,223	71,570	71,176

Effect of dilutive fixed stock options	209	226	199	184

Diluted weighted-average shares	71,795	71,449	71,769	71,360

Basic earnings per share	$0.39	$0.50	$0.49	$0.94

Diluted earnings per share	$0.39	$0.50	$0.49	$0.94

Anti-dilutive shares not used in calculating diluted weighted-average shares	1,342	1,358	1,336	1,387

3.	Inventory detail at:	June 30, 2001	December 31, 2000

	Finished goods and service parts	$84,858	$63,855

	Work in process	129,420	130,578

	Raw materials	16,377	11,134

	Total inventory	$230,655	$205,567

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(In thousands except for per share amounts)

4.	The Company has reclassified the presentation of certain prior-year information to conform with the current presentation format.

5.	The Company displays the balance of accumulated other comprehensive income separately from retained earnings and additional capital in the equity section of the Balance Sheet. Items considered to be other comprehensive income include adjustments made for foreign currency translation (under SFAS No. 52), pensions (under SFAS No. 87) and unrealized holding gains and losses on available-for-sale securities (under SFAS No. 115). Comprehensive income for the three months ended June 30, 2001 and 2000 was $4,680 and $32,785, respectively. Comprehensive income for the six months ended June 30, 2001 and 2000 was ($10,224) and $67,971, respectively. The decrease in comprehensive income is primarily due to the weakening Brazilian Real.

6.	In the first quarter of 2001, the Company recognized a pre-tax charge of $27,124 ($0.25 per diluted share, after-tax) in connection with a corporate-wide realignment program. The major components of the restructuring charge are as follows: a special charge of $4,000 for the write-off of inventory resulting from the product rationalization process and a realignment charge of $21,124 for staffing reductions, closing of the Staunton, Virginia facility, sale of MedSelect and a $2,000 write-down of certain accounts receivable. An accrual of $21,124 was established for the realignment costs associated with the program that were incurred during the first quarter but not paid. As of June 30, 2001, approximately 470 jobs have been eliminated. Costs incurred for the closing of the Staunton, Virginia facility and staffing reductions totaling $6,080 have been paid from the accrual with the remaining balance of $15,044 as of June 30, 2001. During the second quarter ended June 30, 2001, the Company also expensed costs totaling $9,190 as incurred relative to the realignment plan. Costs incurred represented retirement costs associated with the Company’s voluntary early retirement plan of $7,369 representing 153 participants, employee costs of $1,068, and inventory and miscellaneous costs of $753. The Company also expects to incur additional charges in the range of $20 to $30 million through the balance of 2001. Savings from the realignment program are estimated to be approximately $25 million annually.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(In thousands except for per share amounts)

7.	In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, which for the Company, was effective January 1, 2001. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recognized on the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative instrument’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument’s gains and losses to partially or wholly offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The cumulative effect of adopting SFAS 133 as of January 1, 2001 was not material to the Company’s consolidated financial statements.

Since a substantial portion of the Company’s operations and revenue arise outside of the United States, financial results can be significantly affected by changes in foreign exchange rate movements. The Company’s financial risk management strategy uses forward contracts to hedge certain foreign currency exposures. Such contracts are designated at inception to the related foreign currency exposures being hedged. The Company’s intent is to offset gains and losses that occur on the underlying exposures, with gains and losses on the derivative contracts hedging these exposures. The Company does not enter into any speculative positions with regard to derivative instruments. The Company’s forward contracts generally mature within six months.

The Company records all derivatives on the balance sheet at fair value. For derivative instruments not designated as hedging instruments, changes in their fair values are recognized in earnings in the current period. Results from settling the Company’s forward contracts were not material to the financial statements for the six months ended June 30, 2001.

8.	In September 2000, the FASB issued SFAS No. 140, Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities — a Replacement of FASB Statement No. 125.

On March 30, 2001, the Company entered into an agreement to sell, on an ongoing basis, a pool of its lease receivables to a wholly owned, unconsolidated, qualified, special purpose subsidiary, DCC Funding LLC (DCCF). The Company sold $95.6 million of lease receivables on March 30, 2001 to DCCF. Under a 364 day facility agreement, DCCF sold and, subject to certain conditions, may from time to time sell an undivided fractional ownership interest in the pool of receivables to a multi-seller receivables securitization company (Conduit). Upon sale of the receivables to the Conduit, DCCF holds a subordinated interest in the receivables and services, administers and collects the receivables. DCCF and the Conduit have no recourse to the Company’s other assets for failure of debtors to pay when due. Costs associated with the sale of the receivables were $457 as of March 31, 2001.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(In thousands except for per share amounts)

The Company has a retained interest in the transferred receivables in the form of a note receivable from DCCF to the extent that they exceed advances to DCCF by the Conduit. The Company initially and subsequently measures the fair value of the retained interest at management’s best estimate of the undiscounted expected future cash collections on the transferred receivables. Actual cash collections may differ from these estimates and would directly affect the fair value of the retained interests. As of March 31, 2001, the Company received proceeds from the new securitization of $71.4 million. The Company recorded an after-tax gain of $2.3 million on the sale of the receivables to DCCF.

9.	In determining reportable segments, the Company considers its operating and management structure and the types of information subject to regular review by its executive management team. During 2001, the Company reassessed the appropriate reporting structure given acquisitions and divestitures completed over the prior two years. The objective is to create the most advantageous structure to achieve operating, marketing and cost synergies among its operating units. As a result of that review and assessment, information subject to regular review by its executive management team has changed and is now aggregated in three reporting segments consisting of its three main sales channels: Diebold North America (DNA), Diebold International (DI) and Other, which combines several of the Company’s smaller sales channels. These sales channels are evaluated based on revenues from customers and operating profit contribution to the total corporation. A reconciliation between segment information and the Condensed Consolidated Financial Statements is also disclosed. All income and expense items below operating profit are not allocated to the segments and are not disclosed. Revenue by geography and revenue by product and service solution are also disclosed. Information for previous years has been restated to reflect the change.

The DNA segment sells financial and retail systems and also services financial, retail, medical systems and educational customers in the United States and Canada. The DI segment sells and services financial and retail systems over the remainder of the globe. The segment called Other sells miscellaneous parts and products to other customers. Each of the sales channels buys the goods it sells from the Company’s manufacturing plants through inter-company sales that are eliminated on consolidation. Each year, inter-company pricing is agreed upon which drives sales channel operating profit contribution. As permitted under Statement 131, certain information not routinely used in the management of these segments, information not allocated back to the segments or information that is impractical to report is not shown. Items not disclosed are as follows: interest income, interest expense, depreciation, amortization, equity in the net income of investees accounted for by the equity method, income tax expense or benefit, extraordinary items, significant noncash items and long-lived assets.

10.	In July 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. The Company is required to adopt the provisions of Statement 141 immediately, and Statement 142 effective January 1, 2002.

As of the date of adoption, the Company expects to have unamortized goodwill in the amount of approximately $205,390 and unamortized identifiable assets in the amount of approximately $2,093, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was approximately $8,135 and $7,442 for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting the new rules, it is not practicable to reasonably estimate the impact of adopting these statements on the Company’s financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(In thousands except for per share amounts)

	DNA	DI	Other	Total

Segment Information by Channel for the three month period ending June 30, 2001

Customer revenues	$248,639	$168,823	$6,151	$423,613

Realignment and special charges	(7,200)	(1,783)	(207)	(9,190)

Operating profit/(loss)	35,299	16,401	(5,460)	46,240

Segment Information by Channel for the three month period ending June 30, 2000

Customer revenues	$249,721	$190,384	$1,997	$442,102

Realignment and special charges	—	—	—	--

Operating profit/(loss)	48,700	20,147	(7,159)	61,688

	DNA	DI	Other	Total

Segment Information by Channel for the six month period ending June 30, 2001

Customer revenues	$477,966	$319,903	$9,598	$807,467

Realignment and special charges	(24,198)	(8,909)	(3,207)	(36,314)

Operating profit/(loss)	52,362	16,782	(9,375)	59,769

Segment Information by Channel for the six month period ending June 30, 2000

Customer revenues	$492,264	$289,648	$4,782	$786,694

Realignment and special charges	—	—	—	--

Operating profit/(loss)	96,471	28,094	(13,680)	110,885

Total Revenue by Geography

	For the three month period ending June 30:		For the six month period ending June 30:

	2001	2000	2001	2000

The Americas:

Financial self-service solutions	$243,874	$231,534	$474,096	$463,717

Security solutions	78,114	77,735	148,110	149,077

Other (voting machines/MedSelect	1,007	43,323	2,448	46,878

Total Americas	322,995	352,592	624,654	659,672

Asia-Pacific:

Financial self-service solutions	21,058	20,145	42,005	34,168

Security solutions	942	856	1,197	1,283

Total Asia-Pacific	22,000	21,001	43,202	35,451

Europe, Middle East and Africa:

Financial self-service solutions	78,614	68,435	139,478	91,429

Security solutions	4	74	133	142

Total Europe, Middle East and Africa	78,618	68,509	139,611	91,571

Total Revenue	$423,613	$442,102	$807,467	$786,694

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands except for per share amounts)

Total Revenue by Product and Service Solutions

	For the three month period ending June 30:		For the six month period ending June 30:

	2001	2000	2001	2000

Self-service solutions hardware	$163,908	$154,569	$302,090	$281,355

Professional and special services	13,669	9,162	31,670	26,453

Total product financial self-services	177,577	163,731	333,760	307,808

Maintenance services	165,969	156,383	321,819	281,506

Total financial self-service solutions	343,546	320,114	655,579	589,314

Security solutions hardware	37,357	35,780	68,191	68,531

Maintenance services	41,703	42,885	81,249	81,971

Total security solutions	79,060	78,665	149,440	150,502

Total excluding voting machines and MedSelect	422,606	398,779	805,019	739,816

Voting machines	—	41,507	—	42,121

MedSelect	1,007	1,816	2,448	4,757

Total Revenue	$423,613	$442,102	$807,467	$786,694

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of June 30, 2001
(Unaudited)

(Dollars in thousands except for per share amounts)

Material Changes in Financial Condition

Total assets for the second quarter ended June 30, 2001 were $1,533,052, down $52,375, or 3.3 percent from December 31, 2000. The net decrease is primarily due to the securitization of finance receivables and foreign currency impact on goodwill. Inventories increased by $25,088 or 12.2 percent, primarily due to a significant increase in international orders, which has resulted in a shift of manufacturing processes overseas in order to meet international demand more efficiently. The increase in prepaid expenses and other current assets of $33,946 or 79.5 percent, is primarily due to timing of payments for insurance, and other premiums and services. The increase in other assets of $33,067 or 38.3 percent, is primarily due to a retained interest in the Company’s wholly owned non-consolidating subsidiary DCC Funding Corp. that was created as a part of the securitization that took place during the first quarter of 2001.

Total liabilities of $628,981 are down $20,380, or 3.1 percent from December 31, 2000. The net decrease is primarily due to the paydown of notes payable through the use of cash provided from operating activities and securitization proceeds and offset by an increase in deferred revenue due to an increase in the customer service base.

Future capital expenditures, acquisitions and increases in working capital are expected to be financed through internally generated funds and external financing. If necessary, the Company’s investment portfolio is available for any funding needs. External financing is also available if needed through the Company’s lines of credit. At June 30, 2001, the Company’s bank credit lines approximated $250,000, EUR 125,000 (translation $106,288), and Brazilian Real (BRL) 7,500 (translation $3,254) with various institutions. The Company had $159,675 outstanding borrowings under these agreements, with an average short-term rate of 4.85 percent. These lines of credit represent an additional and immediate source of liquidity.

Shareholders’ equity decreased $31,995, or 3.4 percent from December 31, 2000. Accumulated other comprehensive income decreased by $45,571 or 360.0 percent, due to foreign currency translation adjustments, primarily the BRL, which also caused shareholders’ equity per Common Share to decrease from $13.08 at December 31, 2000 to $12.63 at June 30, 2001. The first quarter cash dividend of $0.16 per share was paid on March 9, 2001 to shareholders of record on February 16, 2001. The second quarter cash dividend of $0.16 per share was paid on June 8, 2001 to shareholders of record on May 18, 2001. On August 7, 2001, the third quarter cash dividend of $0.16 per share was declared payable on September 7, 2001 to shareholders of record on August 17, 2001. Diebold, Incorporated shares are listed on the New York Stock Exchange under the symbol of DBD. The market price during the first six months of 2001 fluctuated within the range of $25.75 and $36.38.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

As of June 30, 2001
(Unaudited)

(Dollars in thousands except for per share amounts)

Results of Operations

Second Quarter 2001 Comparison to Second Quarter 2000

Overall, net sales for the second quarter of 2001 decreased from the same period in 2000 by $18,489 or 4.2 percent, primarily due to the non-recurring voting machine revenue of $41,507, which was realized during second quarter 2000. Comparing net sales quarter to quarter, excluding the voting machine revenue in 2000, increased by $23,018 or 5.7 percent, primarily due to an increased international customer base.

Total product revenue showed a decrease of $26,892 or 11.1 percent as compared to the second quarter of 2000, again primarily due to the non-recurring voting machine revenue that was realized during second quarter 2000. Total product revenue, excluding the voting machine revenue, increased by $14,615, or 7.3 percent quarter to quarter primarily due to increased market share internationally. Total service revenue for the quarter was up from the same period in the prior year by $8,403 or 4.2 percent.

Gross profit of $133,038 decreased by $9,181, or 6.5 percent for the second quarter 2001 as compared to the same quarter last year. Product gross margin of 36.3 percent remained flat as compared to 2000 second quarter gross margin of 36.4 percent, primarily due to product mix change offset by a strong U.S. Dollar. Service gross margin of 26.6 percent also remained flat quarter to quarter due to a very competitive service market.

Total operating expenses of $86,798 were 20.5 percent of revenue, which was an increase from 18.2 percent of revenue for the same quarter in 2000, primarily due to realignment costs of $8,677 incurred during the second quarter of 2001. Excluding realignment charges, total operating expenses remained flat as a percentage of revenue due to cost savings achieved through restructuring efforts and managing controllable costs.

Net income of $27,790 was down by 22.4 percent as compared to the second quarter 2000 net income of $35,833, resulting in second quarter diluted earnings per share of $0.39. The decrease is primarily due to second quarter realignment and special charges of $6,157 (after-tax).

First Half 2001 Comparison to First Half 2000

Overall, net sales for the first half of 2001 increased from the same period in 2000 by $20,773 or 2.6 percent. Excluding the non-recurring voting machine revenue of $42,121 realized in the first half of 2000, net sales increased by $62,894 or 8.4 percent, primarily due to an increased international customer base. Total product revenue, excluding the voting machine revenue, increased by $23,303 or 6.1 percent as compared to the first half of 2000. Total service revenue for the first half of 2001 was up from the same period in the prior year by $39,591 or 10.9 percent.

Gross profit of $250,195 decreased by $8,847, or 3.4 percent for the first half of 2001 as compared to the same period last year due to special charges of $4,513, product mix change and the non-recurring voting machine revenue. Product gross margin of 37.9 percent remained relatively flat as compared to the first half of 2000 gross margin of 38.9 percent, primarily due to product mix change offset by a strong U.S. Dollar. Service gross margin of 25.1 percent also remained flat year to year due to a very competitive service market.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

As of June 30, 2001
(Unaudited)

(Dollars in thousands except for per share amounts)

Results of Operations (continued)

Total operating expenses of $190,426 million were 23.6 percent of revenue, as compared to 18.8 percent of revenue for the same period in 2000. This increase is primarily due to realignment costs of $29,801 and increased research and development expenditures in order to remain competitive and acquire market share.

Net income of $35,347 was down by 47.3 percent as compared to the prior year net income of $67,093, resulting in year to date diluted earnings per share of $0.49. The decrease is primarily due to realignment and special charges of $24,330 (after-tax) $0.34 per share.

Segment Information

DNA customer revenues of $248,639 for the second quarter ended June 30, 2001 decreased by $1,082, or 0.4 percent from the same period in 2000. DNA customer revenues of $477,966 year to date June 30, 2001 decreased by $14,298 or 2.9 percent from the same period in 2000. The decrease is primarily due to the weakness of the U.S. market. DNA operating profits for the second quarter ended June 30, 2001 as compared to the same period in 2000 were down by $13,401, or 27.5 percent. DNA operating profits year to date June 30, 2001 decreased by $44,109 or 45.7 percent as compared to the same period in 2000. The decrease is primarily due to realignment and special charges.

Comparing second quarter ended June 30, 2001 to the same period ended in 2000: DI customer revenues of $168,823 decreased by $21,561, or 11.3 percent, primarily due to the non-recurring voting machine revenue that was realized during second quarter 2000. Excluding the voting machine revenue, DI customer revenues increased by $19,946, or 13.4 percent. Europe, the Middle East and Africa revenue increased $10,109, or 14.8 percent. The increase in international revenues is primarily due to an increased customer base resulting from the acquisitions that occurred during the past two years. DI operating profits decreased by $3,746 or 18.6 percent, due to a combination of realignment and special charges of $1,783 and a competitive international market.

Comparing the six month period ended June 30, 2001 to the same period in 2000: DI customer revenues of $319,903 increased by $30,255 or 10.4 percent. Excluding voting machine revenue recognized in the first half of 2000, DI customer revenue increased by $72,376, or 29.2 percent. Europe, the Middle East and Africa revenue increased by $48,040, or 52.5 percent. Asia-Pacific revenues increased by $7,751, or 21.9 percent. Latin-America revenues decreased by $25,536 or 15.5 percent, due to the non-recurring voting machine revenue recognized in 2000. Excluding the voting machine revenue, Latin-America revenues increased by $16,901, or 14.0 percent. The overall net increase in international revenues is due to increased market share resulting from the acquisitions that occurred during the last two years. DI operating profits decreased by $11,312 or 40.3 percent, primarily due to realignment and special charges of $8,909.

The segment called Other showed an operating loss of $5,460 and $9,375, for the second quarter of 2001 and the six months ended June 30, 2001, respectively, primarily due to realignment and special charges.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

As of June 30, 2001
(Unaudited)

(Dollars in thousands except for per share amounts)

New Accounting Pronouncements for 2001 and 2002

In July 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. The Company is required to adopt the provisions of Statement 141 immediately, and Statement 142 effective January 1, 2002.

As of the date of adoption, the Company expects to have unamortized goodwill in the amount of approximately $205,390 and unamortized identifiable assets in the amount of approximately $2,093, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was approximately $8,135 and $7,442 for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting the new rules, it is not practicable to reasonably estimate the impact of adopting these statements on the Company’s financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

As of June 30, 2001
(Unaudited)

(Dollars in thousands except for per share amounts)

Outlook

The following statements are based on current expectations. These statements are forward-looking and actual results may differ materially. These statements do not include the potential impact of any mergers, acquisitions, disposals (with the exception of MedSelect) or other business combinations that may be completed after June 30, 2001.

Given current backlog and cost actions already taken, the Company anticipates stronger second-half results. The realignment of the Company’s North American organization is beginning to have a positive impact on earnings that should continue through the rest of 2001 and beyond. Diebold’s expanded global infrastructure, particularly in Europe, will also continue to be beneficial through the balance of the year.

Taking these factors into consideration, Company’s expectations include:

•	Third quarter earnings per share in the range of $.46 to $.51, excluding realignment and special charges.

•	Full year 2001 earnings per share in the range of $1.95 to $2.00, excluding realignment, special charges and MedSelect operating losses.

•	Depreciation, amortization and goodwill amortization to be in the range of $70 million to $75 million for the year 2001.

•	Given current exchange rates, goodwill amortization to be approximately $3 million per quarter.

•	Realignment and special charges are estimated to be in the range of $20 million to $30 million during the remainder of 2001, of which approximately $5 million to $10 million will be in the third quarter.

•	Effective tax rate of approximately 33 percent.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

As of June 30, 2001
(Unaudited)

(Dollars in thousands except for per share amounts)

Forward-Looking Statement Disclosure

In the Company’s written or oral statements, the use of the words “believes,” “anticipates,” “expects” and similar expressions is intended to identify forward-looking statements that have been made and may in the future be made by or on behalf of the Company, including statements concerning future operating performance, the Company’s share of new and existing markets, and the Company’s short- and long-term revenue and earnings growth rates. Although the Company believes that its outlook is based upon reasonable assumptions regarding the economy, its knowledge of its business, and on key performance indicators which impact the Company, there can be no assurance that the Company’s goals will be realized. The Company is not obligated to report changes to its outlook. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company’s uncertainties could cause actual results to differ materially from those anticipated in forward-looking statements. These include, but are not limited to:

•	competitiveness pressures, including pricing pressures and technological developments;

•	changes in the Company’s relationships with customers, suppliers, distributors and/or partners in its business ventures;

•	changes in political, economic or other factors such as currency exchange rates, inflation rates, recessionary or expansive trends, taxes and regulations and laws affecting the worldwide business in each of the Company’s operations, including Brazil, where a significant portion of the Company’s revenue is derived;

•	acceptance of the Company’s product and technology introductions in the marketplace;

•	unanticipated litigation, claims or assessments;

•	ability to continue to generate revenue growth in both domestic and international markets;

•	ability to reduce costs and expenses and improve internal operating efficiencies; and

•	variation in consumer demand for biometrics and self-service technologies, products and services.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

As of June 30, 2001
(Unaudited)

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to foreign currency exchange rate risk inherent in its international operations denominated in currencies other than the U.S. dollar. The Company’s risk management strategy uses derivative financial instruments such as forwards to hedge certain foreign currency exposures. The intent is to offset gains and losses that occur on the underlying exposures, with gains and losses on the derivative contracts hedging these exposures. The Company does not enter into derivatives for trading purposes.

The Company’s foreign operations are also subject to other customary risks of operating in a global environment, such as unstable political situations, the effect of local laws and taxes, tariff increases and regulations and requirements for export licenses, the potential imposition of trade or foreign exchange restrictions and transportation delays.

The Company performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates applied to the foreign currency forward contracts and underlying exposures described above. As of June 30, 2001, the analysis indicated that these hypothetical market movements would not materially affect the results of operations. Actual gains and losses in the future may differ materially from that analysis based on changes in the timing and amount of foreign currency exchange rate movements and actual exposures and hedges.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)		Exhibits
3.1	(i)	Amended and Restated Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.1(i) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.

3.1	(ii)	Code of Regulations — incorporated by reference to Exhibit 4(c) to Registrant’s Post-Effective Amendment No. 1 to Form S-8 Registration Statement No. 33-32960.

3.2		Certificate of Amendment by Shareholders to Amended Articles of Incorporation of Diebold, Incorporated - incorporated by reference to Exhibit 3.2 to Registrant’s Form 10-Q for the quarter ended March 31, 1996.

3.3		Certificate of Amendment to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.3 to Registrant’s Form 10-K for the year ended December 31, 1998.

4.		Rights Agreement dated as of February 11, 1999 between Diebold, Incorporated and The Bank of New York — incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form 8-A dated February 11, 1999.

*10.1		Form of Employment Agreement as amended and restated as of September 13, 1990 — incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990.

*10.2		Schedule of Certain Officers who are Parties to Employment Agreements in the form of Exhibit 10.1 — incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-K for the year ended December 31, 2000.

*10.5	(i)	Supplemental Employee Retirement Plan (as amended January 1, 1994) — incorporated by reference to Exhibit 10.5 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.

*10.5	(ii)	Amendment No. 1 to the Amended and Restated Supplemental Retirement Plan — incorporated by reference to Exhibit 10.5 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998.

*10.7	(i)	1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992.

*10.7	(ii)	Amendment No. 1 to the Amended and Restated 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998.

*10.8		1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 — incorporated by reference to Exhibit 4(a) to Form S-8 Registration Statement No. 333-60578.

	*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 14(c) of this report.

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

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)		Exhibits (Continued)

10.17	(i)	Loan Agreement dated as of December 1, 1999 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, Michigan as Agent — incorporated by reference to Exhibit 10.17 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.17	(ii)	First Amendment to Loan Agreement dated as of December 1, 1999 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, Michigan as Agent — incorporated by reference to Exhibit 10.17 (ii) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.17	(iii)	Second Amendment to Loan Agreement dated as of December 1, 1999 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, Michigan as Agent — incorporated by reference to Exhibit 10.17 (iii) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.17	(iv)	Third Amendment to Loan Agreement dated as of March 30, 2001 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, Michigan as Agent.

*10.18		Retirement and Consulting Agreement with Robert W. Mahoney — incorporated by reference to Exhibit 10.18 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

*10.19		Employment Agreement with Wesley B. Vance — incorporated by reference to Exhibit 10.19 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.20	(i)	Transfer and Administration Agreement by and among DCC Funding LLC, Diebold Credit Corporation, Diebold, Incorporated, Receivables Capital Corporation and Bank of America, National Association — incorporated by reference to Exhibit 10.20(i) of Registrant’s Form 10-Q for the quarter ended March 31, 2001.

10.20	(ii)	Amendment No. 1 to the Transfer and Administration Agreement by and among DCC Funding LLC, Diebold Credit Corporation, Diebold, Incorporated, Receivables Capital Corporation and Bank of America, National Association — incorporated by reference to Exhibit 10.20(ii) of Registrant’s Form 10-Q for the quarter ended March 31, 2001.

	*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 14(c) of this report.

(b)		Reports on Form 8-K.

No reports on Form 8-K were filed by Registrant during the second quarter of 2001.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIEBOLD, INCORPORATED

(Registrant)

Date:	August 13, 2001	By:	/s/ Walden W. O’Dell

Walden W. O’Dell Chairman of the Board, President and Chief Executive Officer

Date:	August 13, 2001	By:	/s/ Gregory T. Geswein

Gregory T. Geswein Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

INDEX TO EXHIBITS

EXHIBIT NO.			PAGE NO.

3.1	(i)	Amended and Restated Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.1(i) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.	—

3.1	(ii)	Code of Regulations — incorporated by reference to Exhibit 4(c) to Registrant’s Post-Effective Amendment No. 1 to Form S-8 Registration Statement No. 33-32960.	—

3.2		Certificate of Amendment by Shareholders to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.2 to Registrant’s Form 10-Q for the quarter ended March 31, 1996.	—

3.3		Certificate of Amendment to Amended Articles of Incorporation of Diebold, Incorporated - incorporated by reference to Exhibit 3.3 to Registrant’s Form 10-K for the year ended December 31, 1998.	—

4.		Rights Agreement dated as of February 11, 1999 between Diebold, Incorporated and the Bank of New York — incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form 8-A dated February 11, 1999.	—

*10.1		Form of Employment Agreement as amended and restated as of September 13, 1990 — incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990.	—

*10.2		Schedule of Certain Officers who are Parties to Employment Agreements in the form of Exhibit 10.1 — incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-K for the year ended December 31, 2000.	—

*10.5	(i)	Supplemental Employee Retirement Plan (as amended January 1, 1994) — incorporated by reference to Exhibit 10.5 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.	—

*10.5	(ii)	Amendment No. 1 to the Amended and Restated Supplemental Retirement Plan — incorporated by reference to Exhibit 10.5 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998.	—

*10.7	(i)	1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992.	—

*10.7	(ii)	Amendment No. 1 to the Amended and Restated 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998.	—

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
INDEX TO EXHIBITS (continued)

EXHIBIT NO.			PAGE NO.

*10.8		1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 — incorporated by reference to Exhibit 4(a) to Form S-8 Registration Statement No. 333-60578.		—

*10.9		Long-Term Executive Incentive Plan — incorporated by reference to Exhibit 10.9 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.		—

*10.10	(i)	1992 Deferred Incentive Compensation Plan (as amended and restated as of July 1, 1993) — incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.		—

*10.10	(ii)	Amendment No. 1 to the Amended and Restated 1992 Deferred Incentive Compensation Plan — incorporated by reference to Exhibit 10.10 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998.		—

*10.10	(iii)	Amendment No. 2 to the Amended and Restated 1992 Deferred Incentive Compensation Plan — incorporated by reference to Exhibit 10.10 (iii) to Registrant’s Form 10-Q for the quarter ended September 30, 1998.		—

*10.11		Annual Incentive Plan — incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.		—

*10.13	(i)	Forms of Deferred Compensation Agreement and Amendment No. 1 to Deferred Compensation

		Agreement — incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.		—

*10.13	(ii)	Section 162(m) Deferred Compensation Agreement (as amended and restated January 29, 1998) — incorporated by reference to Exhibit 10.13 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998.		—

*10.14		Deferral of Stock Option Gains Plan — incorporated by reference to Exhibit 10.14 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.		—

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
INDEX TO EXHIBITS (continued)

EXHIBIT NO.			PAGE NO.

*10.15		Employment Agreement with Walden W. O’Dell — incorporated by reference to Exhibit 10.15 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.	—

*10.16		Separation Agreement with Gerald. F. Morris — incorporated by reference to Exhibit 10.16 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.	—

10.17	(i)	Loan Agreement dated as of December 1, 1999 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, Michigan as Agent — incorporated by reference to Exhibit 10.17 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.	—

10.17	(ii)	First Amendment to Loan Agreement dated as of December 1, 1999 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, Michigan as Agent — incorporated by reference to Exhibit 10.17 (ii) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.	—

10.17	(iii)	Second Amendment to Loan Agreement dated as of December 1, 1999 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, Michigan as Agent — incorporated by reference to Exhibit 10.17 (iii) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.	—

10.17	(iv)	Third Amendment to Loan Agreement dated as of March 30, 2001 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, Michigan as Agent.	26

*10.18		Retirement and Consulting Agreement with Robert W. Mahoney — incorporated by reference to Exhibit 10.18 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.	—

*10.19		Employment Agreement with Wesley B. Vance — incorporated by reference to Exhibit 10.19 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.	—

10.20	(i)	Transfer and Administration Agreement by and among DCC Funding LLC, Diebold Credit Corporation, Diebold, Incorporated, Receivables Capital Corporation and Bank of America, National Association — incorporated by reference to Exhibit 10.20(i) of Registrant’s Form 10-Q for the quarter ended March 31, 2001.	—

10.20	(ii)	Amendment No. 1 to the Transfer and Administration Agreement by and among DCC Funding LLC, Diebold Credit Corporation, Diebold, Incorporated, Receivables Capital Corporation and Bank of America, National Association — incorporated by reference to Exhibit 10.20(ii) of Registrant’s Form 10-Q for the quarter ended March 31, 2001.	—

	*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 14(c) of this report.