Form 10-Q
period 2001-09-30
DIEBOLD INC
filed 2001-11-13
CIK 28823

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Yes       X       No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Shares, as of the latest practicable date.

Class	Outstanding at November 7, 2001

Common Shares $1.25 Par Value	71,396,306 Shares

DIEBOLD, INCORPORATED AND SUBSIDIARIES

FORM 10-Q

INDEX

		Page No.

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Condensed Consolidated Balance Sheets - September 30, 2001 and December 31, 2000	3

	Condensed Consolidated Statements of Income - Three Months and Nine Months Ended September 30, 2001 and 2000	4

	Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2001 and 2000	5

	Notes to Condensed Consolidated Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

ITEM 3.	Quantitative And Qualitative Disclosures About Market Risk	21

PART II.	OTHER INFORMATION

ITEM 6.	Exhibits and Reports on Form 8-K	22

SIGNATURES		25

INDEX TO EXHIBITS		26

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
 (Dollars in thousands)

	(Unaudited )
	September 30, 2001	December 31, 2000

ASSETS
Current assets
Cash and cash equivalents	$35,294	$65,184
Short-term investments	59,162	61,328
Trade receivables, less allowances of $8,304 and $12,093, respectively	391,227	363,571
Notes receivable	4,044	13,663
Inventories	259,424	205,567
Finance receivables	42,233	35,101
Deferred income taxes	19,975	17,232
Prepaid expenses and other current assets	68,740	42,717

Total current assets	880,099	804,363
Securities and other investments	72,187	123,224
Property, plant and equipment, at cost	397,516	363,493
Less accumulated depreciation and amortization	213,501	188,547

	184,015	174,946
Deferred income taxes	902	6,044
Finance receivables	27,451	94,364
Goodwill	256,056	296,101
Other assets	124,357	86,385

	$1,545,067	$1,585,427

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$206,808	$263,609
Accounts payable	138,957	111,055
Estimated income taxes	23,901	5,594
Accrued insurance	14,418	13,365
Deferred income	96,468	59,242
Other current liabilities	95,225	113,927

Total current liabilities	575,777	566,792
Bonds payable	20,800	20,800
Pensions and other benefits	23,753	28,386
Postretirement and other benefits	33,051	28,123
Other liabilities	5,207	—
Minority interest	7,764	5,260
Shareholders’ equity
Preferred Shares, no par value, authorized 1,000,000 shares, none issued	—	—
Common shares, par value $1.25, authorized 125,000,000 shares; issued 72,168,059 and 72,019,205 shares, respectively outstanding 71,422,240 and 71,547,232 shares, respectively	90,210	90,024
Additional capital	102,714	98,530
Retained earnings	799,316	784,063
Treasury shares, at cost (745,819 and 471,973 shares, respectively)	(25,126)	(15,944)
Accumulated other comprehensive income	(81,559)	(12,658)
Other	(6,840)	(7,949)

Total shareholders’ equity	878,715	936,066

	$1,545,067	$1,585,427

See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (Unaudited)
 (Dollars in thousands except for per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Net Sales
Products	$236,003	$278,564	$640,403	$701,782
Services	208,624	201,386	611,691	564,862

	444,627	479,950	1,252,094	1,266,644
Cost of sales
Products	153,503	180,332	404,479	439,037
Special charges	113	—	4,626	—
Services	150,585	149,231	452,368	418,178

	304,201	329,563	861,473	857,215
Gross Profit	140,426	150,387	390,621	409,429
Selling and administrative expense	75,274	75,339	207,692	199,887
Research, development and engineering expense	15,840	14,599	44,047	38,208
Realignment charges	1,516	—	31,317	—

	92,630	89,938	283,056	238,095
Operating Profit	47,796	60,449	107,565	171,334
Other income (expense)
Investment income (expense)	(17,031)	3,486	(10,117)	13,983
Interest expense	(2,795)	(5,364)	(9,701)	(12,585)
Miscellaneous, net	(5,853)	(5,284)	(10,512)	(17,244)
Minority interest	(826)	(862)	(3,188)	(2,114)

Income before taxes	21,291	52,425	74,047	153,374
Taxes on income	7,026	17,524	24,435	51,380
Net income	$14,265	$34,901	$49,612	$101,994
Basic weighted-average shares outstanding	71,595	71,325	71,578	71,226
Diluted weighted-average shares outstanding	71,868	71,510	71,802	71,411
Basic earnings per share	$0.20	$0.49	$0.69	$1.43
Diluted earnings per share	$0.20	$0.49	$0.69	$1.43
Cash dividends paid per Common Share	$0.160	$0.155	$0.480	$0.465

See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,

	2001	2000

Cash flow from operating activities:
Net income	$49,612	$101,994
Adjustments to reconcile net income to cash provided by operating activities:
Minority share of income	3,188	2,114
Depreciation	32,739	24,649
Other charges and amortization	27,775	24,654
Deferred income taxes	3,626	(3,878)
Loss on disposal of assets, net	3,587	1,903
Loss on sale of investments, net	813	127
Loss on disposal of investments, net	20,000	—
Cash provided (used) by changes in certain assets and liabilities:
Trade receivables	(32,906)	(72,306)
Inventories	(66,177)	(25,517)
Prepaid expenses and other current assets	(32,780)	(18,715)
Accounts payable	29,519	(14,353)
Certain other assets and liabilities	55,185	20,518

Net cash provided by operating activities	94,181	41,190
Cash flow from investing activities:
Payments for acquisitions, net of cash acquired	(5,000)	(143,137)
Proceeds from maturities of investments	78,073	58,983
Proceeds from sales of investments	9,636	11,446
Payments for purchases of investments	(55,817)	(15,337)
Capital expenditures	(53,893)	(26,338)
Decrease (increase) in net finance receivables through securitization	59,508	(16,185)
Increase in certain other assets	(58,215)	(30,336)

Net cash used by investing activities	(25,708)	(160,904)
Cash flow from financing activities:
Dividends paid	(34,361)	(33,189)
Notes payable borrowings	201,390	251,288
Notes payable repayments	(255,146)	(75,814)
Distribution of affiliate’s earnings to minority interest holder	(250)	(440)
Issuance of Common Shares	2,084	7,187
Repurchase of Common Shares	(8,811)	(364)

Net cash provided (used) by financing activities	(95,094)	148,668
Effect of exchange rate changes on cash	(3,269)	—

Increase/(decrease) in cash and cash equivalents	(29,890)	28,954
Cash and cash equivalents at the beginning of the period	65,184	27,299

Cash and cash equivalents at the end of the period	$35,294	$56,253

See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)
 (In thousands except for per share amounts)

1.	The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. In addition, the Company’s statements in this Form 10-Q report may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. A discussion of these risks and uncertainties is contained in the management’s discussion and analysis of financial condition and results of operations in this Form 10-Q. The results of operations for the nine-month period ended September 30, 2001 are not necessarily indicative of results to be expected for the full year.

2.	The basic and diluted earnings per share computations in the condensed consolidated statements of income are based on the weighted-average number of shares outstanding during each period reported. The following data show the amounts used in computing earnings per share and the effect on the weighted-average number of shares of dilutive potential common stock.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Numerator:
Income used in basic and diluted earnings per share	$14,265	$34,901	$49,612	$101,994
Denominator:
Basic weighted-average shares	71,595	71,325	71,578	71,226
Effect of dilutive fixed stock options	273	185	224	185

Diluted weighted-average shares	71,868	71,510	71,802	71,411

Basic earnings per share	$0.20	$0.49	$0.69	$1.43
Diluted earnings per share	$0.20	$0.49	$0.69	$1.43
Anti-dilutive shares not used in calculating diluted weighted-average shares	1,288	1,388	1,313	1,385

3.	Inventory detail at:

	September 30, 2001	December 31, 2000

Finished goods and service parts	$61,205	$63,855
Work in process	146,328	130,578
Raw materials	51,891	11,134

Total inventory	$259,424	$205,567

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
 (In thousands except for per share amounts)

4.	The Company has reclassified the presentation of certain prior-year information to conform with the current presentation format.

5.	The Company displays the balance of accumulated other comprehensive income separately from retained earnings and additional capital in the equity section of the Balance Sheet. Items considered to be other comprehensive income include adjustments made for foreign currency translation (under SFAS No. 52), pensions (under SFAS No. 87) and unrealized holding gains and losses on available-for-sale securities (under SFAS No. 115). Comprehensive income (loss) for the three months ended September 30, 2001 and 2000 was ($9,065) and $28,504, respectively. Comprehensive income (loss) for the nine months ended September 30, 2001 and 2000 was ($19,289) and $96,475, respectively. The decrease in comprehensive income is primarily due to the weakening Brazilian Real.

6.	In the first quarter of 2001, the Company recognized a pre-tax charge of $27,124 ($0.25 per diluted share, after-tax) in connection with a corporate-wide realignment program. The major components of the restructuring charge are as follows: a special charge of $4,000 for the write-off of inventory resulting from the product rationalization process and a realignment charge of $21,124 for staffing reductions, closing of the Staunton, Virginia facility, sale of MedSelect and a $2,000 write-down of certain accounts receivable. An accrual of $21,124 was established for the realignment costs associated with the program that were incurred during the first quarter but not paid. As of September 30, 2001, approximately 470 jobs have been eliminated. Costs incurred for the closing of the Staunton, Virginia facility and staffing reductions totaling $10,066 have been paid from the accrual with the remaining balance of $11,058 as of September 30, 2001. During the third quarter ended September 30, 2001, the Company also expensed additional costs totaling $1,764 (including $135 from the write-off of certain receivables) as incurred relative to the realignment plan and $10,954 year to date. Costs incurred represented retirement costs associated with the Company’s voluntary early retirement plan of $7,369 representing 153 participants, employee costs of $1,268, and inventory and miscellaneous costs of $2,317. The Company also expects to incur additional charges in the range of $25 to $30 million through the balance of 2001. Savings from the realignment program are estimated to be approximately $25 million annually.

In the third quarter of 2001, the Company took a pretax charge of $29,861 related to the closure of InnoVentry Corporation. InnoVentry was a provider of automated financial kiosks, which allowed consumers to cash checks, withdraw funds and perform other financial functions. The Company had been named the exclusive supplier of InnoVentry’s RPM™ branded automated financial service kiosks. The charge included $20,000 representing the Company’s equity investment, $9,634 in receivables from InnoVentry and $227 in other miscellaneous items.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
 (In thousands except for per share amounts)

7.	On October 29, 2001, the Company announced that the shareholders of Global Election Systems Inc. (Global) voted in favor of an acquisition Plan of Arrangement with the Company. Global shareholders voted 96.84 percent in favor of the issuance to the Company of up to 16,306,922 Global common shares in connection with the conversion of the Company’s $5.0 million convertible bridge loan to Global, the Company’s exercise of a warrant to purchase up to 250,000 Global common shares; and the Company’s exercise of an option to purchase up to 4,500,000 Global common shares pursuant to a contract manufacturing agreement between the Company and Global. The Company will acquire all of the outstanding Global shares at a per share price equal to $1.135, with 80 percent of the consideration payable in stock and 20 percent payable in cash. Every shareholder of Global of record on the closing date will receive, in exchange for each Global share held by such shareholder cash consideration of $0.227 and shares of the Company’s common stock equal to an exchange ratio. The stock portion of the consideration is subject to a maximum of .03027 Company shares and a minimum of .02421 Company shares for each Global share. The arrangement will result in Global becoming a wholly-owned subsidiary of the Company. The closing of the transaction is expected to occur in the fourth quarter of 2001.

The Company announced on October 31, 2001 that it has finalized a deal to purchase select properties and operations of Mosler, Inc. (Mosler) in the United States and Canada, including physical and electronic security assets, currency processing equipment, certain service and support activities, and related properties of Mosler for approximately $28 million. The agreement includes the purchase of all intellectual property, the central monitoring station in Cedar Rapids, Iowa, security product design and tooling, existing service inventory and certain real estate. Mosler was a leading integrator of physical and electronic security systems, monitoring services, support and maintenance, offering a comprehensive line of electronic and physical security systems to secure physical premises, manage access, monitor events and process currency. Mosler tailored its solutions to financial institutions, government facilities and a wide range of commercial and industrial market segments. On August 3, 2001, Mosler ceased operations and filed for Chapter 11 bankruptcy.

8.	In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, which for the Company, was effective January 1, 2001. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recognized on the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative instrument’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument’s gains and losses to partially or wholly offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The cumulative effect of adopting SFAS 133 as of January 1, 2001 was not material to the Company’s consolidated financial statements.

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

The Company records all derivatives on the balance sheet at fair value. For derivative instruments not designated as hedging instruments, changes in their fair values are recognized in earnings in the current period. Results from settling the Company’s forward contracts were not material to the financial statements for the nine months ended September 30, 2001.

9.	In September 2000, the FASB issued SFAS No. 140, Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities — a Replacement of FASB Statement No. 125.

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

The Company has a retained interest in the transferred receivables in the form of a note receivable from DCCF to the extent that they exceed advances to DCCF by the Conduit. The Company initially and subsequently measures the fair value of the retained interest at management’s best estimate of the undiscounted expected future cash collections on the transferred receivables. Actual cash collections may differ from these estimates and would directly affect the fair value of the retained interests. As of September 30, 2001, the Company received proceeds from the new securitization of $71.4 million. The Company recorded an after-tax gain of $2.3 million on the sale of the receivables.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands except for per share amounts)

10.	In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. The Company is required to adopt the provisions of Statement 141 immediately, and Statement 142 effective January 1, 2002.

As of the date of adoption, the Company expects to have an estimated unamortized goodwill in the amount of approximately $205,390 and unamortized identifiable assets in the amount of approximately $2,093, all of which will be subject to the transition provisions of Statements 141 and 142. This estimate does not reflect any impact to goodwill that may occur as a result of the Company’s recently announced acquisitions of Global Election Systems, Inc. and the assets of Mosler, Inc. Amortization expense related to goodwill was approximately $8,135 and $11,231 for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting the new rules, it is not practicable to reasonably estimate the impact of adopting these statements on the Company’s financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment of Long-Lived Assets. This Statement, which supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of Statement No. 121, the Statement significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets held-for-sale are stated at lower of their fair values or carrying amounts and depreciation is no longer recognized. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has not yet determined the impact that this Statement will have on its consolidated financial position, results of operations or cash flows.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
 (In thousands except for per share amounts)

11.	In determining reportable segments, the Company considers its operating and management structure and the types of information subject to regular review by its executive management team. During 2001, the Company reassessed the appropriate reporting structure given acquisitions and divestitures completed over the prior two years. The objective is to create the most advantageous structure to achieve operating, marketing and cost synergies among its operating units. As a result of that review and assessment, information subject to regular review by its executive management team has changed and is now aggregated in three reporting segments consisting of its three main sales channels: Diebold North America (DNA), Diebold International (DI) and Other, which combines several of the Company’s smaller sales channels as well as the unallocated portion of corporate expenses. These sales channels are evaluated based on revenues from customers and operating profit contribution to the total corporation. A reconciliation between segment information and the Condensed Consolidated Financial Statements is also disclosed. All income and expense items below operating profit are not allocated to the segments and are not disclosed. Revenue by geography and revenue by product and service solution are also disclosed. Information for previous years has been restated to reflect the change.

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

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
 (In thousands except for per share amounts)

	DNA	DI	Other	Total

Segment Information by Channel for the three month period ending September 30, 2001

Customer revenues	$254,384	$191,012	($769)	$444,627
Operating profit/(loss)	45,142	19,475	(16,821)	47,796

Segment Information by Channel for the three month period ending September 30, 2000

Customer revenues	$261,470	$213,007	$5,473	$479,950
Operating profit/(loss)	50,618	15,002	(5,171)	60,449

	DNA	DI	Other	Total

Segment Information by Channel for the nine month period ending September 30, 2001

Customer revenues	$732,350	$510,915	$8,829	$1,252,094
Operating profit/(loss)	97,504	36,257	(26,196)	107,565

Segment Information by Channel for the nine month period ending September 30, 2000

Customer revenues	$753,734	$502,655	$10,255	$1,266,644
Operating profit/(loss)	147,089	43,096	(18,851)	171,334

Total Revenue by Geography

	For the three month period		For the nine month period
	ending September 30:		ending September 30:

	2001	2000	2001	2000

The Americas:
Financial self-service solutions	$253,964	$257,595	$728,060	$721,312
Security solutions	90,621	88,874	238,731	237,951
Other (voting machines/MedSelect)	220	53,698	2,668	100,576

Total Americas	344,805	400,167	969,459	1,059,839
Asia-Pacific:
Financial self-service solutions	27,335	24,589	69,340	58,757
Security solutions	663	828	1,860	2,111

Total Asia-Pacific	27,998	25,417	71,200	60,868
Europe, Middle East and Africa:
Financial self-service solutions	71,802	54,296	211,280	145,725
Security solutions	22	70	155	212

Total Europe, Middle East and Africa	71,824	54,366	211,435	145,937

Total Revenue	$444,627	$479,950	$1,252,094	$1,266,644

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands except for per share amounts)

Total Revenue by Product and Service Solutions

	For the three month period		For the nine month period
	ending September 30:		ending September 30:

	2001	2000	2001	2000

Self-service solutions hardware	$165,646	$157,799	$467,736	$439,154
Professional and special services	29,822	22,874	61,492	49,327

Total product financial self-services	195,468	180,673	529,228	488,481
Maintenance services	157,633	155,807	479,452	437,313

Total financial self-service solutions	353,101	336,480	1,008,680	925,794
Security solutions hardware	40,314	44,194	108,505	112,725
Maintenance services	50,992	45,578	132,241	127,549

Total security solutions	91,306	89,772	240,746	240,274

Total excluding voting machines and MedSelect	444,407	426,252	1,249,426	1,166,068
Voting machines	—	49,980	—	92,101
MedSelect	220	3,718	2,668	8,475

Total Revenue	$444,627	$479,950	$1,252,094	$1,266,644

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of September 30, 2001
(Unaudited)
(Dollars in thousands except for per share amounts)

Material Changes in Financial Condition

Total assets for the third quarter ended September 30, 2001 were $1,545,067, down $40,360, or 2.5 percent from December 31, 2000. The net decrease was primarily due to the securitization of finance receivables and foreign currency impact on goodwill. Trade receivables increased by $27,656 or 7.6 percent, primarily due to the increase in international sales. Inventories increased by $53,857 or 26.2 percent, primarily due to a significant increase in international orders, which has resulted in a shift of manufacturing processes overseas in order to meet international demand more efficiently. The increase in prepaid expenses and other current assets of $26,023 or 60.9 percent, was primarily the result of the timing of payments for insurance, and other premiums and services. Securities and other investments decreased by $51,037 or 41.4 percent due to a combination of the disposal of the Company’s investment in InnoVentry of $20,000 and maturing bonds. The increase in other assets of $37,972 or 44.0 percent, was primarily due to a retained interest in the Company’s wholly owned non-consolidating subsidiary DCC Funding Corp. that was created as a part of the securitization that took place during the first quarter of 2001.

Total liabilities of $666,352 increased $16,991, or 2.6 percent from December 31, 2000. The increase was primarily due to an increase in deferred revenue resulting from an increase in the customer service base.

Future capital expenditures, acquisitions and increases in working capital are expected to be financed through internally generated funds and external financing. If necessary, the Company’s investment portfolio is available for any funding needs. External financing is also available if needed through the Company’s lines of credit. At September 30, 2001, the Company’s bank credit lines approximated $250,000, EUR 125,000 (translation $113,938), and Brazilian Real (BRL) 45,500 (translation $17,033) with various institutions. The Company had $206,808 outstanding borrowings under these agreements, with an average short-term rate of 4.84 percent. These lines of credit represent an additional and immediate source of liquidity.

Shareholders’ equity decreased $57,351, or 6.1 percent from December 31, 2000. Accumulated other comprehensive income decreased by $68,901 or 544.3 percent, due to foreign currency translation adjustments, arising primarily from the BRL, which also caused shareholders’ equity per Common Share to decrease from $13.08 at December 31, 2000 to $12.30 at September 30, 2001. During the third quarter of 2001, the Company repurchased approximately 255,000 shares of Diebold stock on the open market for $8,671. The first quarter cash dividend of $0.16 per share was paid on March 9, 2001 to shareholders of record on February 16, 2001. The second quarter cash dividend of $0.16 per share was paid on June 8, 2001 to shareholders of record on May 18, 2001. The third quarter cash dividend of $0.16 per share was paid on September 7, 2001. On October 9, 2001, the fourth quarter cash dividend of $0.16 per share was declared payable on December 7, 2001 to shareholders of record on November 16, 2001. Diebold, Incorporated shares are listed on the New York Stock Exchange under the symbol of DBD. The market price during the nine month period ended September 30, 2001 fluctuated within the range of $25.75 and $40.50.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

As of September 30, 2001
(Unaudited)
(Dollars in thousands except for per share amounts)

Results of Operations

Third Quarter 2001 Comparison to Third Quarter 2000

Net sales in the current quarter were $444,627, $35,323 lower than the net sales in the prior quarter. Included in the prior quarter 2000 net sales, however, was $53,698 in non-recurring revenue from voting machine and the recently divested MedSelect operations. After excluding these non-recurring items from the third quarter, current quarter net sales would have been $18,155 or 4.3% higher than the prior quarter. Increased sales of financial self-service products to international customers in the EMEA segment accounted for the majority of the increase in the current versus the prior quarter.

Total product revenue in the current quarter was $236,003, $42,561 lower than product revenue in the prior quarter. After excluding non-recurring voting machine and MedSelect revenue, total product revenue in the current quarter increased by $10,197 or 4.9%. Gains in international market share were primarily responsible for the increase in product revenue. Total service revenue in the current quarter was $7,238 or 3.6% higher than the prior quarter.

Gross profits in the current quarter were $140,426, $9,961 less than the prior quarter. After excluding the net impact of $305 in realignment, special charges, and the exclusion of gross profits from MedSelect, total gross margins in the current quarter were 31.6 percent versus 31.3 percent in the prior quarter. Product gross margins over that period decreased from 35.3 percent to 35.0 percent in the current quarter. Service gross margins improved from 25.9 percent to 27.8 percent in the current quarter due to improved performance by the North America operations.

Operating expenses in the current quarter were $92,630, $2,692 higher than the prior quarter. Excluding the write-off of $9,634 of accounts receivable associated with InnoVentry and expenses of $2,237 related to realignment, special charges, and expenses of MedSelect, total operating expenses as a percent to net sales decreased from 18.7 to 18.1 percent in the current quarter. This decrease was the result of the successful initiatives to streamline operations, which produced over $9,000 of savings in the current quarter versus the same period of the prior year.

Net income in the current quarter was $14,265, $20,636 less than the prior quarter. After excluding after-tax charges of $20,007 related to the company’s investment in InnoVentry and expenses of $1,553 related to realignment, special charges, and the operating loss from MedSelect, net income as a percentage of net sales in the current quarter was 8.0 percent compared to 7.3 for the prior quarter.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

As of September 30, 2001
(Unaudited)
(Dollars in thousands except for per share amounts)

Results of Operations (continued)

Nine Month 2001 Comparison to Nine Month 2000

Net sales in the current period were $1,252,094, $14,550 lower than net sales for the prior period. Included in prior period net sales, however, was $100,576 in non-recurring revenue from voting machine and MedSelect. After excluding these non-recurring items from the prior period, net sales for the current period would have been $83,358 or 7.1 percent higher than the prior period. As with the third quarter, the increase in net sales resulted from higher financial self-service products sold to international customers, primarily in the EMEA segment.

Total product revenue was $640,403, $61,379 lower than product revenue for the prior period. Excluding voting machine and MedSelect revenues, total product revenue in the current period increased by $36,529 or 6.1 percent compared to the prior period. Total service revenue in the current period increased by $46,829 or 8.3 percent versus the prior period.

Gross profits in the current period were $390,621, $18,808 less than the prior period. After excluding the net impact of $4,137 in special charges, InnoVentry, and the exclusion of gross profits of MedSelect, total gross profits were $14,671 or 3.6 percent lower than the prior period. Current period product gross margins were 36.8 percent compared to 37.4 percent in the prior period. This decrease was due to a product mix change and a strong U.S. dollar. Service gross margin in the current period was 26.0 percent and remained flat versus the prior period due to a very competitive service market.

Operating expenses in the current period were $283,056, $44,961 higher than the prior period. After excluding $46,027 in operating expenses related to realignment, InnoVentry, and MedSelect, total operating expenses in the current period were $237,029 or 19.0 percent of net sales compared to $238,095 or 18.8 percent for the prior period. The net decrease in operating expense in the current period was the result of savings realized from the realignment plan and other initiatives implemented during 2001.

Net income in the current period was $49,612 or 51.4% lower than the prior period. After excluding after-tax charges of $20,007 related to the company’s investment in InnoVentry and expenses of $27,003 related to realignment, special charges, and the operating loss from MedSelect, net income as a percentage of net sales in the current quarter was 7.7 percent compared to 8.1 percent for the prior period.

Segment Information

DNA customer revenues were $254,384 in the third quarter of 2001, $7,086 or 2.7 percent less than the third quarter of 2000. DNA customer revenues were $732,350 in the nine-month period ended September 30, 2001, $21,384 or 2.8 percent less than the same period in 2000. The decrease was primarily due to the weakness of the U.S. market. DNA operating profits for the current quarter were $5,476 or 10.8% less than the prior year’s third quarter. DNA operating profits for the nine-month period ended September 30, 2001 were $49,585 or 33.7 percent less than the same period in 2000. The decrease in operating profit was primarily due to realignment and special charges.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

As of September 30, 2001
(Unaudited)
(Dollars in thousands except for per share amounts)

Segment Information (continued)

DI customer revenues were $191,012 in the third quarter of 2001, $21,995 or 10.3 percent less than the third quarter of 2000. Included in the third quarter of 2000 was non-recurring voting machine revenue of $49,980. After excluding this non-recurring revenue, DI customer revenues in the current quarter would have increased by $27,985 or 17.2 percent compared to the third quarter of 2000. Much of this increase was attributable to increased revenue in EMEA, which increased by $17,458 or 32.1 percent. The increase in international revenue was attributable to an increased customer base that has resulted from international acquisitions made over the past two years. DI operating profits increased by $4,473 or 29.8 percent, primarily due to efficiencies gained by shifting manufacturing facilities overseas.

DI customer revenues were $510,915 in the nine-month period ended September 30, 2001, $8,260 or 1.6 percent higher than the same period in 2000. Excluding non-recurring voting machine revenue of $92,101 from the nine-month period in 2000, and DI revenues would have increased by $100,361 or 24.4 percent in the current nine-month period. This increase in revenue was principally attributable to a $65,498 or 44.9 percent increase in EMEA and a $10,332 or 17.0 percent increase in Asia Pacific. The increase in international revenue was attributable to an increased customer base that has resulted from the international acquisitions made over the past two years. DI operating profits decreased by $6,839 or 15.9 percent in the current versus the prior nine-month period. This decrease was primarily the result of realignment and special charges, which totaled $9,904 over the nine-month period.

The Other segment had an operating loss of $16,821 and $26,196 for the third quarter of 2001 and the nine-month period ended September 30, 2001, respectively. The operating loss in both periods was primarily attributable to the unallocated portion of corporate expenses.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

As of September 30, 2001
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

As of the date of adoption, the Company expects to have an estimated unamortized goodwill in the amount of approximately $205,390 and unamortized identifiable assets in the amount of approximately $2,093, all of which will be subject to the transition provisions of Statements 141 and 142. This estimate does not reflect any impact to goodwill that may occur as a result of the Company’s recently announced acquisitions of Global Election Systems, Inc. and the assets of Mosler, Inc. Amortization expense related to goodwill was approximately $8,135 and $11,231 for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting the new rules, it is not practicable to reasonably estimate the impact of adopting these statements on the Company’s financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment of Long-Lived Assets. This Statement, which supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of Statement No. 121, the Statement significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets held-for-sale are stated at lower of their fair values or carrying amounts and depreciation is no longer recognized. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has not yet determined the impact that this statement will have on its consolidated financial position, results of operations or cash flows.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

As of September 30, 2001
(Unaudited)
(Dollars in thousands except for per share amounts)

Outlook

The following statements are based on current expectations. These statements are forward-looking and actual results may differ materially. These statements do not include the potential impact of any mergers, acquisitions, disposals (with the exception of MedSelect) or other business combinations that may be completed after September 30, 2001.

The Company’s expanded global infrastructure, particularly in Europe, will continue to be beneficial through the balance of the year. Fixed-rate sales growth for the fourth quarter, excluding the impact of voting machines and MedSelect, will be in the high single-digit range.

Taking these factors into consideration, management expectations include:

•	Fourth quarter EPS to be in the range of $.59 to $.63, excluding realignment and special charges.

•	Given current exchange rates, goodwill amortization is estimated to be approximately $3.5 million in the fourth quarter.

•	Realignment and special charges are estimated to be in the range of $25 million to $30 million in the fourth quarter.

•	Depreciation and amortization to be approximately $19 million for the fourth quarter.

•	Effective tax rate to be approximately 33 percent.

•	Full year 2001 EPS to be in the range of $1.94 to $1.98, excluding realignment, special charges, MedSelect and InnoVentry.

Looking toward 2002, while forecasts have yet to be finalized and visibility is difficult due to recent events, management believes that through continued focus on speed, global efficiencies and creative solutions to customer needs, the Company will continue to gain market share. In addition, management expectations include a weak U.S. economy with minimal global growth. The Company will also be integrating the recently announced acquisitions of the assets of Mosler Inc., Global Election Systems Inc. and the service outsourcing business of Bank of America which will positively impact 2002 expected results. Given these factors, management has the following expectations:

•	Revenue growth excluding acquisitions of 6 to 8 percent, on a fixed exchange rate basis.

•	Revenue growth including previously announced acquisitions of 12 to 14 percent, on a fixed exchange rate basis.

•	Depreciation and amortization in the range of $68 to $72 million.

•	Discontinuance of goodwill amortization will favorably impact earnings per share by $.13.

•	Nonrecurring 2001 InnoVentry revenue will negatively impact earnings per share by $.07.

•	Reduced pension income will negatively impact earnings per share by approximately $.05.

•	Effective tax rate of 33 percent.

Given the expectations above, 2002 earnings per share is expected to be in the range of $2.15 to $2.25, which represents 10-16 percent EPS growth over 2001.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

As of September 30, 2001
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
As of September 30, 2001
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

The Company performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates applied to the foreign currency forward contracts and underlying exposures described above. As of September 30, 2001, the analysis indicated that these hypothetical market movements would not materially affect the results of operations. Actual gains and losses in the future may differ materially from that analysis based on changes in the timing and amount of foreign currency exchange rate movements and actual exposures and hedges.

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

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)		Exhibits (Continued)

10.17	(i)	Loan Agreement dated as of December 1, 1999 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, Michigan as Agent — incorporated by reference to Exhibit 10.17 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.17	(ii)	First Amendment to Loan Agreement dated as of December 1, 1999 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, Michigan as Agent — incorporated by reference to Exhibit 10.17 (ii) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.17	(iii)	Second Amendment to Loan Agreement dated as of December 1, 1999 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, Michigan as Agent — incorporated by reference to Exhibit 10.17 (iii) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.17	(iv)	Third Amendment to Loan Agreement dated as of March 30, 2001 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, Michigan as Agent — incorporated by reference to Exhibit 10.17 (iv) of Registrant’s Form 10-Q for the quarter ended June 30, 2001.

*10.18		Retirement and Consulting Agreement with Robert W. Mahoney — incorporated by reference to Exhibit 10.18 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

*10.19		Employment Agreement with Wesley B. Vance — incorporated by reference to Exhibit 10.19 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.20	(i)	Transfer and Administration Agreement by and among DCC Funding LLC, Diebold Credit Corporation, Diebold, Incorporated, Receivables Capital Corporation and Bank of America, National Association — incorporated by reference to Exhibit 10.20 (i) on Registrant’s Form 10-Q for the quarter ended March 31, 2001.

10.20	(ii)	Amendment No. 1 to the Transfer and Administration Agreement by and among DCC Funding LLC, Diebold Credit Corporation, Diebold, Incorporated, Receivables Capital Corporation and Bank of America, National Association - incorporated by reference to Exhibit 10.20 (ii) on Registrant’s Form 10-Q for the quarter ended March 31, 2001.

	*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 14(c) of this report.

(b)		Reports on Form 8-K

No reports on Form 8-K were filed by Registrant during the third quarter of 2001.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIEBOLD, INCORPORATED (Registrant)

Date :	November 9, 2001	By:	/s/ Walden W. O’Dell Walden W. O’Dell Chairman of the Board, President and Chief Executive Officer

Date :	November 9, 2001	By:	/s/ Gregory T. Geswein Gregory T. Geswein Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

INDEX TO EXHIBITS

EXHIBIT NO.			PAGE NO.

3.1	(i)	Amended and Restated Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.1(i) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.	—

3.1	(ii)	Code of Regulations — incorporated by reference to Exhibit 4(c) to Registrant’s Post-Effective Amendment No. 1 to Form S-8 Registration Statement No. 33-32960.	—

3.2		Certificate of Amendment by Shareholders to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.2 to Registrant’s Form 10-Q for the quarter ended March 31, 1996.	—

3.3		Certificate of Amendment to Amended Articles of Incorporation of Diebold, Incorporated - incorporated by reference to Exhibit 3.3 to Registrant’s Form 10-K for the year ended December 31, 1998.	—

4.		Rights Agreement dated as of February 11, 1999 between Diebold, Incorporated and the Bank of New York — incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form 8-A dated February 11, 1999.	—

*10.1		Form of Employment Agreement as amended and restated as of September 13, 1990 — incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990.	—

*10.2		Schedule of Certain Officers who are Parties to Employment Agreements in the form of Exhibit 10.1 — incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-K for the year ended December 31, 2000.	—

*10.5	(i)	Supplemental Employee Retirement Plan (as amended January 1, 1994) — incorporated by reference to Exhibit 10.5 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.	—

*10.5	(ii)	Amendment No. 1 to the Amended and Restated Supplemental Retirement Plan — incorporated by reference to Exhibit 10.5 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998.	—

*10.7	(i)	1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992.	—

*10.7	(ii)	Amendment No. 1 to the Amended and Restated 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998.	—

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
INDEX TO EXHIBITS (continued)

EXHIBIT NO.			PAGE NO.

*10.8		1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 — incorporated by reference to Exhibit 4(a) to Form S-8 Registration Statement No. 333-60578.	—

*10.9		Long-Term Executive Incentive Plan — incorporated by reference to Exhibit 10.9 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.	—

*10.10	(i)	1992 Deferred Incentive Compensation Plan (as amended and restated as of July 1, 1993) — incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.	—

*10.10	(ii)	Amendment No. 1 to the Amended and Restated 1992 Deferred Incentive Compensation Plan — incorporated by reference to Exhibit 10.10 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998.	—

*10.10	(iii)	Amendment No. 2 to the Amended and Restated 1992 Deferred Incentive Compensation Plan — incorporated by reference to Exhibit 10.10 (iii) to Registrant’s Form 10-Q for the quarter ended September 30, 1998.	—

*10.11		Annual Incentive Plan — incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.	—

*10.13	(i)	Forms of Deferred Compensation Agreement and Amendment No. 1 to Deferred Compensation Agreement — incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.	—

*10.13	(ii)	Section 162(m) Deferred Compensation Agreement (as amended and restated January 29, 1998) — incorporated by reference to Exhibit 10.13 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998.	—

*10.14		Deferral of Stock Option Gains Plan — incorporated by reference to Exhibit 10.14 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.	—

*10.15		Employment Agreement with Walden W. O’Dell — incorporated by reference to Exhibit 10.15 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.	—

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
INDEX TO EXHIBITS (continued)

EXHIBIT NO.			PAGE NO.

*10.16		Separation Agreement with Gerald. F. Morris — incorporated by reference to Exhibit 10.16 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.	—

10.17	(i)	Loan Agreement dated as of December 1, 1999 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, Michigan as Agent — incorporated by reference to Exhibit 10.17 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.	—

10.17	(ii)	First Amendment to Loan Agreement dated as of December 1, 1999 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, Michigan as Agent — incorporated by reference to Exhibit 10.17 (ii) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.	—

10.17	(iii)	Second Amendment to Loan Agreement dated as of December 1, 1999 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, Michigan as Agent — incorporated by reference to Exhibit 10.17 (iii) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.	—

10.17	(iv)	Third Amendment to Loan Agreement dated as of March 30, 2001 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, Michigan as Agent — incorporated by reference to Exhibit 10.17 (iv) on Registrant’s Form 10-Q for the quarter ended June 30, 2001.	—

*10.18		Retirement and Consulting Agreement with Robert W. Mahoney — incorporated by reference to Exhibit 10.18 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.	—

*10.19		Employment Agreement with Wesley B. Vance — incorporated by reference to Exhibit 10.19 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.	—

10.20	(i)	Transfer and Administration Agreement by and among DCC Funding LLC, Diebold Credit Corporation, Diebold, Incorporated, Receivables Capital Corporation and Bank of America, National Association — incorporated by reference to Exhibit 10.20 (i) on Registrant’s Form 10-Q for the quarter ended March 31, 2001.	—

10.20	(ii)	Amendment No. 1 to the Transfer and Administration Agreement by and among DCC Funding LLC, Diebold Credit Corporation, Diebold, Incorporated, Receivables Capital Corporation and Bank of America, National Association — incorporated by reference to Exhibit 10.20 (ii) on Registrant’s Form 10-Q for the quarter ended March, 31, 2001.	—

	*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 14(c) of this report.