Form 10-K405
period 2001-12-31
DIEBOLD INC
filed 2002-03-18
CIK 28823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from .................... to ....................

            Commission file number 1-4879

DIEBOLD, INCORPORATED
(Exact name of Registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	34-0183970 (IRS Employer Identification Number)

5995 Mayfair Road, P.O. Box 3077,
North Canton, Ohio	44720-8077
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (330) 490-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered:

Common Shares $1.25 Par Value	New York Stock Exchange

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
     Yes ✓ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [✓]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 11, 2002. The aggregate market value was computed by using the closing price on the New York Stock Exchange on March 11, 2002 of $38.94 per share.

Common Shares, Par Value $1.25 Per Share	$2,751,676,954

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 11, 2002
Common Shares $1.25 Par Value	71,967,126 Shares

DOCUMENTS INCORPORATED BY REFERENCE

(1)	PROXY STATEMENT FOR 2002 ANNUAL MEETING OF SHAREHOLDERS TO BE HELD APRIL 25, 2002

		PART OF 10-K
		INTO WHICH
CAPTION OR HEADING	PAGE NO.	INCORPORATED	ITEM NO.

Information about Nominees for Election as Directors	3-8	III	10

Executive Compensation	9-17	III	11

Annual Meeting of Shareholders;
Security Ownership of Directors and Management	2-7	III	12

Compensation Committee Interlocks and Insider Participation	8	III	13

PART I.

ITEM 1. BUSINESS.
     (Dollars in thousands)

(a)  General Development

     The Company was incorporated under the laws of the State of Ohio in August, 1876, succeeding a proprietorship established in 1859 and is engaged primarily in the sale, manufacture, installation and service of automated self-service transaction systems, electronic and physical security products, software and integrated systems. On October 25, 2001, the Company acquired select properties and operations of Mosler Inc. in the United States and Canada, including the physical and electronic security assets, currency processing equipment, certain service and support activities, and related properties. The acquisition was completed for approximately $33,382 including legal and professional fees. Goodwill acquired in the transaction amounted to $14,151, which will not be amortized. However, it will be analyzed periodically for impairment due to the adoption of Statement of Financial Accounting Standards (SFAS) No. 142. The results of the acquisition, which were included in the 2001 year-end Consolidated Financial Statements were not material.

(b)  Financial Information about Operating Segments

     The Company has defined its operating segments into its three main sales channels: Diebold North America (DNA), Diebold International (DI) and a group of smaller sales channels which are combined in a category called Other. The DNA segment sells financial and retail systems, and also services financial, retail and medical systems in the United States and Canada. The DI segment sells and services financial and retail systems over the remainder of the globe. The segment called Other, sells miscellaneous parts and products to other customers. A reconciliation of segment customer revenues to Consolidated Net Sales and of segment operating contribution to Consolidated Operating Profit is contained in Note 16 to the Consolidated Financial Statements.

(c)  Description of Business

     The Company develops, manufactures, sells and services self-service transaction systems, electronic and physical security systems, various products used to equip bank facilities, software and integrated systems for global financial and commercial markets. Sales of systems and equipment are made directly to customers by the Company’s sales personnel and by manufacturer’s representatives and distributors. The sales/support organization works closely with customers and their consultants to analyze and fulfill the customers’ needs. Products are sold under contract for future delivery at agreed upon prices. In 2001, 2000, and 1999 the Company’s sales and services of financial systems and equipment, and security solutions accounted for more than 90 percent of consolidated net sales.

     The principal raw materials used by the Company are steel, copper, brass, lumber and plastics which are purchased from various major suppliers. Electronic parts and components are also procured from various suppliers. These materials and components are generally available in quantity at this time.

     The Company had no customers in 2001, 2000 and 1999 that accounted for more than 10 percent of total net sales.

ITEM 1. BUSINESS. — (continued)

     The Company’s operating results and the amount and timing of revenue are affected by numerous factors including production schedules, customer priorities, sales volume, and sales mix. During the past several years, the Company has dramatically changed the focus of its self-service business to that of a total solutions approach. The value of unfilled orders is not as meaningful an indicator of future revenues due to the significant portion of revenues derived from the Company’s growing service-based business, for which order information is not available. Therefore, the Company believes that backlog information is not material to an understanding of its business and does not disclose backlog information.

     All phases of the Company’s business are highly competitive; some products being in competition directly with similar products and others competing with alternative products having similar uses or producing similar results. The Company believes, based upon outside independent industry surveys, that it is a leading manufacturer of self service systems in the United States and is also a market leader internationally. In the area of automated transaction systems, the Company competes primarily with NCR Corporation, Triton, Wincor-Nixdorf, Dassault, Fujitsu, Itautec and Tidel. In serving the security products market for the financial services industry, the Company competes primarily with ADP. Of these, some compete in only one or two product lines, while others sell a broader spectrum of products competing with the Company. However, the unavailability of comparative sales information and the large variety of individual products make it impossible to give reasonable estimates of the Company’s competitive ranking in or share of the market in its security product fields of activity. Many smaller manufacturers of safes, surveillance cameras, alarm systems and remote drive-up equipment are found in the market.

     The Company owns both United States and foreign patents, trademarks and licenses relating to certain of its products. While the Company regards these as items of importance, it does not deem its business as a whole, or any industry segment, to be materially dependent upon any one item or group of items.

     The Company charged to expense $59,612 in 2001, $55,351 in 2000, and $50,507 in 1999 for research, development and engineering costs.

     Compliance by the Company with federal, state and local environmental protection laws during 2001 had no material effect upon capital expenditures, earnings or the competitive position of the Company and its subsidiaries.

     The total number of employees employed by the Company at December 31, 2001 was 12,674 compared with 12,544 at the end of the preceding year.

(d)  Financial Information about International and U.S.
     Operations and Export Sales

     Sales to customers outside the United States as a percent of total consolidated net sales was $761,352 or 43.3 percent in 2001, $750,970 or 43.1 percent in 2000, and $320,161 or 25.4 percent in 1999.

     The Company’s non-U.S. operations are subject to normal international business risks not generally applicable to domestic business. These risks include currency fluctuation, new and different legal and regulatory requirements in local jurisdictions, political and economic changes and disruptions, tariffs or other barriers, potentially adverse tax consequences and difficulties in staffing and managing foreign operations.

ITEM 2. PROPERTIES.

     The Company’s corporate offices are located in North Canton, Ohio. It owns manufacturing facilities in Canton and Newark, Ohio; Lynchburg and Danville, Virginia; and Sumter, South Carolina, and leases a manufacturing facility in Rancho Dominguez, California. The Company also has manufacturing facilities in Argentina, Belgium, Brazil, China, France, India, and Mexico. The Company has selling, service and administrative offices in the following locations: throughout the United States, and in Argentina, Australia, Austria, Belgium, Brazil, China, Colombia, Denmark, Estonia, France, Germany, Hong Kong, Hungary, Indonesia, Paraguay, Portugal, Poland, Romania, Russia, Singapore, South Africa, Spain, Taiwan, Thailand, Turkey, the United Arab Emirates, the United Kingdom, and Uruguay. A majority of the selling, service and administrative offices are operating leases. The Company owns an office facility in Hamilton, Ohio. The Company considers that its properties are generally in good condition, are well maintained, and are generally suitable and adequate to carry on the Company’s business.

ITEM 3. LEGAL PROCEEDINGS.
     (Dollars in thousands)

     At December 31, 2001, the Company was a party to several lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the Company’s financial position or results of operations. While in management’s opinion the financial statements would not be materially affected by the outcome of any present legal proceedings, commitments, or asserted claims, management is aware of a potential claim by the Internal Revenue Service concerning the deductibility of interest related to loans from the Company’s corporate-owned life insurance (COLI) programs.

This claim represents an exposure for additional taxes of approximately $17,600, excluding interest. Management is aware that both the U.S. Tax Court and the United States District Court for the District of Delaware have recently reached decisions disallowing the deduction of interest on COLI loans of two similarly situated companies.

Notwithstanding these adverse court decisions, management believes that the Company’s facts and circumstances are different from the above referenced court cases. The Company has made no provision for any possible earnings impact from this matter because it believes it has a meritorious position and will vigorously contest the IRS’ claim. In the event the resolution of this matter is unfavorable, it may have a material adverse effect on the Company’s result of operations for the period in which such unfavorable resolution occurs.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of 2001.

ITEM 4a. EXECUTIVE OFFICERS OF THE REGISTRANT.

     Refer to pages 6 through 9.

EXECUTIVE OFFICERS OF THE REGISTRANT

				Other Positions
			Year Elected	Held Last
Name	Age	Title	Present Office	Five Years

				1999-2000
Walden W. O’Dell	56	Chairman of the Board, President and Chief Executive Officer	2000	President and Chief Executive Officer and Director
				1999
				Group Vice President, Tool Group and President of Ridge Tool Division — Emerson
				1991-1999
				President — Liebert Corporation, a subsidiary of Emerson

Wesley B. Vance	44	Chief Operating Officer	2001	2000 -2001
				President, North America
				1999-2000
				Senior Vice President, ArvinMeritor and President – Worldwide Exhaust Group, ArvinMeritor
				1997-1999
				Managing Director – Arvin Exhaust, Europe and Asia, Arvin Industries, Inc.
				1995-1997
				Vice President, Business Development and General Manager – Arvin Ride Control Emerging Markets, Arvin Industries, Inc.

				1999-2000
Gregory T. Geswein	46	Senior Vice President and Chief Financial Officer	2000	Senior Vice President and Chief Financial Officer – Pioneer-Standard Electronics, Incorporated
				1985-1999
				Vice President and Corporate Controller – Mead Corporation

EXECUTIVE OFFICERS OF THE REGISTRANT — (continued)

				Other Positions
			Year Elected	Held Last
Name	Age	Title	Present Office	Five Years

Thomas W. Swidarski	42	Vice President, Strategic Development & Global Marketing	2001	1999-2001 Vice President-Global Marketing
				1998-1999
				Senior Director-World Wide Marketing
				1996-1998
				Director-Industry Marketing

Michael J. Hillock	50	President, International	2001	1999-2001
				Senior Vice President, ISS
				1997-1999
				Group Vice President, ISS
				1993-1997
				Vice President and General Manager, Sales and Service, Europe, Middle East and Africa

				1999-2001
David Bucci	50	Senior Vice President, Customer Solutions	2001	Senior Vice President, North America
				1997-1999
				Group Vice President, NASS
				1993-1996
				Vice President, NASS

				1999-2001
Charles J. Bechtel	56	Group Vice President and Chief Information Officer	2001	Group Vice President, Global Services 1998-1999
				Vice President, Global Support Services
				1997-1998
				Vice President, Information Systems
				1990-1997
				Vice President, Marketing and Sales Operations

EXECUTIVE OFFICERS OF THE REGISTRANT — (continued)

				Other Positions
			Year Elected	Held Last
Name	Age	Title	Present Office	Five Years

				1996-98
James L.M. Chen	41	Vice President and Managing Director, Asia-Pacific	1998	Philips Electronics China B.V. General Manager, Business Electronics
				1994-96
				AT&T China Company Limited, Managing Director, Global Information Solutions, China

Warren W. Dettinger	48	Vice President, General Counsel and Assistant Secretary	1989	—

				1996-97
Reinoud G. J. Drenth	38	Vice President and Managing Director, Europe Middle East, and Africa	1997	Vice President Worldwide Marketing - Diebold
				1987-96
				NCR Corporation

				1990-1999
Donald E. Eagon, Jr.	59	Vice President, Global Communications and Investor Relations	1999	Vice President Corporate Communications

Charee Francis-Vogelsang	55	Vice President and Secretary	1983	—

				1993-2001
Larry D. Ingram	55	Vice President, Global Procurement	2001	Vice President, Procurement and Services

EXECUTIVE OFFICERS OF THE REGISTRANT — (continued)

				Other Positions
			Year Elected	Held Last
Name	Age	Title	Present Office	Five Years

				1999-2001
Dennis M. Moriarty	49	Vice President, Customer Satisfaction	2001	Vice President North America
				1996-1999
				Division Vice President,
				NASS, Eastern Division
				1993-1996
				Area General Manager -Pitney Bowes Mailing Systems

				1999-2001
Anthony J. Rusciano	61	Vice President, National Accounts	2001	Vice President, North America
				1993-1999
				Division Vice President, NASS, Major Accounts Division

Charles B. Scheurer	60	Vice President, Human Resources	1991	—

				1984-97
Ernesto R. Unanue	60	Vice President and Managing Director, Latin America	1997	Vice President of Sales, Caribbean and South American Division

Robert J. Warren	55	Vice President and Treasurer	1990	—

There is no family relationship, either by blood, marriage or adoption, between any of the executive officers of the Registrant.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND
               RELATED STOCKHOLDER MATTERS.
                (Dollars in thousands, except per share amounts)

     The Common Shares of the Company are listed on the New York Stock Exchange with a symbol of DBD. The price ranges of Common Shares for the Company are as follows:

	2001		2000		1999

	High	Low	High	Low	High	Low

1st Quarter	$36.37	$25.75	$28.50	$21.50	$39.88	$22.06
2nd Quarter	33.20	25.91	32.87	25.37	30.69	20.75
3rd Quarter	40.50	29.00	31.94	24.00	30.38	22.69
4th Quarter	41.50	34.52	34.75	22.94	27.63	19.69

Full Year	$41.50	$25.75	$34.75	$21.50	$39.88	$19.69

     There were 82,001 shareholders at December 31, 2001, which includes an estimated number of shareholders who have shares held for their accounts by banks, brokers, trustees for benefit plans and the agent for the dividend reinvestment plan.

     On the basis of amounts paid and declared the annualized quarterly dividends per share were $0.64 in 2001, $0.62 in 2000, and $0.60 in 1999.

     In September of 2001, the Company repurchased 255,600 shares of stock on the open market for $8,671.

     On October 15, 1999, 230,015 Common Shares were issued from treasury for the acquisition of Nexus Software, Inc. The fair market value of the shares on the date of issue was $7,023; these shares are considered unregistered.

ITEM 6. SELECTED FINANCIAL DATA.
                (Dollars in thousands, except per share amounts)

	2001	2000	1999	1998	1997

Net Sales	$1,760,297	$1,743,608	$1,259,177	$1,185,707	$1,226,936
Net Income	66,893	136,919	128,856	76,148	122,516
Basic earnings per share	0.94	1.92	1.86	1.10	1.78
Diluted earnings per share	0.93	1.92	1.85	1.10	1.76
Total Assets	1,651,913	1,585,427	1,298,831	1,004,188	991,050
Cash dividends paid per Common Share	0.64	0.62	0.60	0.56	0.50

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS
                (Dollars in thousands)

MANAGEMENT’S ANALYSIS OF RESULTS OF OPERATIONS
The table below presents the changes in comparative financial data from 1999 to 2001. Comments on significant year-to-year fluctuations follow the table.

	2001			2000				1999

		Percentage	Percentage		Percentage	Percentage		Percentage
		of Net	Increase		of Net	Increase		of Net
	Amount	Sales	(Decrease)	Amount	Sales	(Decrease)	Amount	Sales

Net sales
Products	$924,623	52.5	(4.7)	$969,899	55.6	43.9	$673,836	53.5
Services	835,674	47.5	8.0	773,709	44.4	32.2	585,341	46.5

	1,760,297	100.0	1.0	1,743,608	100.0	38.5	1,259,177	100.0
Cost of sales
Products	590,248	63.8	(3.1)	609,256	62.8	62.8	374,252	55.5
Special charges	31,403	—	—	—	—	—	—	—
Services	614,581	73.5	7.8	570,213	73.7	33.2	428,113	73.1

	1,236,232	70.2	4.8	1,179,469	67.6	47.0	802,365	63.7

Gross profit	524,065	29.8	(7.1)	564,139	32.4	23.5	456,812	36.3
Selling and administrative expense	283,275	16.1	1.2	279,833	16.0	26.4	221,393	17.6
Research, development and engineering expense	59,612	3.4	7.7	55,351	3.2	9.6	50,507	4.0
In-process research and development	—	—	—	—	—	(100.0)	2,050	0.2
Realignment charges	42,269	2.4	—	—	—	—	(3,261)	(0.3)

	385,156	21.9	14.9	335,184	19.2	23.8	270,689	21.5

Operating profit	138,909	7.9	(39.3)	228,955	13.1	23.0	186,123	14.8
Other income (expense) net	(34,173)	(1.9)	58.5	(21,558)	(1.2)	(231.6)	16,384	1.3
Minority interest	(4,897)	(0.3)	61.1	(3,040)	(0.2)	160.1	(1,169)	(0.1)

Income before taxes	99,839	5.7	(51.1)	204,357	11.7	1.5	201,338	16.0
Taxes on income	32,946	1.9	(51.1)	67,438	3.9	(7.0)	72,482	5.8

Net income	$66,893	3.8	(51.1)	$136,919	7.9	6.3	$128,856	10.2

ACQUISITIONS

On October 25, 2001, the Company acquired select properties and operations of Mosler, Inc. (Mosler) in the United States and Canada, including the physical and electronic security assets, currency processing equipment, certain service and support activities, and related properties. The acquisition was completed for approximately $33,382 including legal and professional fees. Goodwill acquired in the transaction amounted to $14,151, which will not be amortized. However, it will be analyzed periodically for impairment due to the adoption of Statement of Financial Accounting Standards (SFAS) No. 142. The results of the acquisition, which were included in the 2001 year-end Consolidated Financial Statements, were not material.

On April 17, 2000, the Company announced the completion of its acquisition of the financial self-service assets and related development activities of European-based Groupe Bull and Getronics NV. The businesses acquired include ATMs, cash dispensers, other self-service terminals and related services primarily for the global banking industry. The acquisition was completed for approximately $147,600. Goodwill that was acquired in the transaction amounted to $141,641and was being amortized over a 20-year life. It will no longer be amortized effective January 1, 2002 due to the adoption of SFAS No. 142. The reported revenue from the acquisition was $148,785 for the period of April 17, 2000 through December 31, 2000.

In 1999, the Company made several strategic acquisitions to enhance its globalization strategy. On October 21, 1999, the Company acquired Procomp Amazônia Indústria Eletronica, S.A. (Procomp), a Brazilian manufacturer and marketer of innovative technical solutions, including ATMs, personal computers, servers, software, professional services and retail and banking automation equipment. The acquisition was purchased with a combination of cash and stock for $222,310. The value of the shares issued was $41,953. Prior to the acquisition, Procomp was a major distributor for the Company in Latin America. Goodwill acquired in the transaction amounted to $135,219, which was being amortized over 17 years. Again, due to the adoption of SFAS No. 142, amortization will no longer be recognized effective January 1, 2002. Procomp reported revenue of $309,167 and $41,615 for the year ended December 31, 2000 and the period of October 22, 1999 through December 31, 1999, respectively.

All of the acquisitions mentioned above have been accounted for as purchase business combinations. This means the purchase prices have been allocated to assets acquired and liabilities assumed and they are based upon their respective fair values and the excesses have been allocated to goodwill.

REALIGNMENT, SPECIAL AND OTHER CHARGES

During 2001, the Company recognized a pretax charge of $109,893 ($73,628 after tax or $1.03 per diluted shares) for expenses related to a corporate-wide realignment program as well as other charges. Components of the charge were as follows: a special charge of $31,403 for the valuation of inventory resulting from a product rationalization process and rebalancing of the Company’s global manufacturing strategy; realignment charges of $42,269 resulting from staffing reductions, the closing of various facilities, the exit of certain product lines, including the sale of MedSelect and actions taken to further integrate the Company’s European operations; $29,861 in losses incurred in the write-off of the InnoVentry equity investment and related receivables; and $6,360 in other charges, which are included in selling and administrative expense.

The following are explanations of the realignment, special and other charges above:

The staffing reductions resulted in 856 involuntary employee terminations and a voluntary early retirement program involving 153 participants. Severance and other employee costs charged to expense in connection with the program amounted to $13,987 with an additional $7,546 of expense being recognized for the enhanced early retirement benefits. As of December 31, 2001, 837 positions had been eliminated with the majority of the remaining staff reductions to take place in the first quarter of 2002.

The loss incurred in connection with the closing of facilities amounted to $5,346, while the costs associated with the exit of certain product lines including the sale of MedSelect amounted to $10,354. MedSelect, a wholly owned subsidiary, was a supplier of inventory control solutions to the medical industry. The assets of the subsidiary were sold in July 2001 and ancillary product lines were sold in September 2001 to Medecorx, Inc.

Losses incurred due to the write-off of the InnoVentry equity investment amounted to $20,000, which is reflected in investment expense. InnoVentry engaged in the development and deployment of self-service check cashing technology. Due to a depletion of its capital resources, InnoVentry ceased operations in the third quarter of 2001. This prompted the Company to write off its equity investment as well as certain receivables amounting to $9,861 which were included in selling and administrative expense. The remainder of the other charges, totaling $6,360, were principally related to costs associated with bad debt write-offs, loss contingencies and other miscellaneous charges and were included in selling and administrative expenses.

Approximately $82,695 of the $109,893 realignment, special and other charges were of a noncash nature. As of December 31, 2001, $5,450 of accrued expenses remain outstanding with the majority of those expenses expected to be paid in the first quarter of 2002.

In December 1999, the 1998 realignment plan concluded and the remaining accrual of $3,261, which primarily represented employee costs that were not utilized, was brought back through income.

Net Sales

Total Revenue by Product/Service Solution

	2001	2000	1999

Self-service solutions hardware	$697,496	$642,018	$504,153
Professional and special services	74,475	78,377	13,328
Maintenance services	652,380	588,911	441,821

Total financial self-service	1,424,351	1,309,306	959,302
Security solutions hardware	150,694	146,766	146,420
Maintenance services	183,294	169,871	143,519

Total security solutions	333,988	316,637	289,939

Total revenue before voting, MedSelect and other	1,758,339	1,625,943	1,249,241
Voting	—	106,535	—
MedSelect and other	1,958	11,130	9,936

Total Revenue	$1,760,297	$1,743,608	$1,259,177

Net sales for 2001 totaled $1,760,297 and were $16,689 higher than net sales for the prior year. Included in the prior year’s net sales, however, was $117,665 in nonrecurring revenue from a Brazilian voting machine order and the MedSelect business (sold in July 2001). After excluding these nonrecurring items from the prior year, net sales for the current year excluding MedSelect would have been higher by $132,397 or 8.1 percent versus the prior year. The increase in net sales resulted from higher financial self-service products sold to international customers, primarily in the Europe, Middle East and Africa (EMEA) segment.

Total product revenue was $924,623, and was $45,276 lower than product revenue for the prior year. Excluding the non-recurring Brazilian voting machine order and MedSelect revenues from the prior year, total product revenue in the current year would have increased by $72,389 or 8.5 percent compared to the prior year. Total service revenue in the current year increased by $61,965 or 8.0 percent versus the prior year. This increase was attributable evenly between strong growth domestically and internationally. The growth internationally was principally in the EMEA market.

Gross profit in the current year was $524,065 and was $40,074 less than the prior year. After excluding the net impact of $31,403 in special charges, total gross profit was lower by $8,671 or 1.5 percent versus the prior year. Current year product gross margin was 36.2 percent compared to 37.2 percent in the prior year. This decrease in gross margin was due to a product mix change and a strong U.S. dollar. Service gross margin in the current year was 26.5 percent and remained flat versus the prior year due to a very competitive global service market.

Total financial self-service revenue in 2001 grew by $115,045 and $465,049 or 8.8 percent and 48.5 percent, respectively, when compared to 2000 and 1999. This growth was a result of the Company’s global acquisition strategy, which was executed in 2000 and 1999.

Revenue Summary by Geographic Segment

	2001	2000	1999

The Americas	$1,337,694	$1,407,210	$1,112,379
Asia-Pacific	110,682	96,666	68,023
Europe, Middle East and Africa	311,921	239,732	78,775

Total Revenue	$1,760,297	$1,743,608	$1,259,177

Revenue for the Americas in 2001 decreased by $69,516 or 4.9 percent compared to 2000 but grew by $225,315 or 20.3 percent when compared to 1999. The majority of the decrease versus 2000 pertains to the nonrecurring voting machine revenue of $106,535 that occurred in 2000 in Brazil. After excluding the nonrecurring voting machine revenue from 2000 revenue for the Americas, revenue would have increased by $37,019 or 2.8 percent in 2001. In 2001, revenue for Asia-Pacific increased by $14,016 and $42,659 or 14.5 percent and 62.7 percent as compared to 2000 and 1999, respectively. Revenue for Europe, Middle East and Africa increased by $72,189 and $233,146 or 30.1 percent and 296.0 percent as compared to 2000 and 1999, respectively. The majority of the increase was due to increased global market share, which was attained in part through the strategic global acquisitions made during 2000 and 1999.

OPERATING SEGMENT REVENUE AND OPERATING PROFIT

	DNA	DI	Other	Total

2001 Information by Segment
Customer revenues	$1,008,500	$740,699	$11,128	$1,760,297
Realignment, special and other charges	19,687	21,847	48,359	89,893
Operating profit	156,377	68,217	(85,685)	138,909

2000 Information by Segment
Customer revenues	$1,000,748	$729,878	$12,982	$1,743,608
Operating profit	185,754	67,150	(23,949)	228,955

1999 Information by Segment
Customer revenues	$955,622	$293,316	$10,239	$1,259,177
Realignment charges	—	—	(3,261)	(3,261)
Operating profit	173,228	54,922	(42,027)	186,123

Diebold North America (DNA) revenue in 2001 increased $7,752 and $52,878 or 0.8 percent and 5.5 percent over 2000 and 1999, respectively. The increase in service revenue was due primarily to increased market share in a generally weakened U.S. market. Revenue from annual service contracts remained strong domestically. Diebold International (DI) revenue in 2001 increased by $10,791 and $447,353 or 1.5 percent and 152.5 percent over 2000 and 1999, respectively. After excluding the nonrecurring Brazilian voting machine revenue of $106,535 recognized in 2000, DI revenue would have increased $117,326 or 18.8 percent over 2000. The increase was primarily due to increased market share gained through global acquisitions that occurred during 2000 and 1999.

Total operating profits in 2001 decreased by $90,046 and $47,214 or 39.3 percent and 25.4 percent over 2000 and 1999, respectively. After excluding realignment, MedSelect and other charges of $89,893 (the majority of the other charges are reflected in the “Other” segment above), operating profit remained flat when compared to 2000 and increased by $42,679 or 22.9 percent versus 1999. The improvement in operating margins versus 1999 was primarily due to cost structure improvements and efficiencies gained by shifting manufacturing facilities overseas.

Operating Expenses Operating expenses in 2001 expressed as a percentage of sales increased by 2.7 percentage points over 2000 and remained relatively flat over 1999 expenses. Excluding the effect of realignment, MedSelect and other charges of $58,490, operating expenses as a percentage of revenue would have decreased by 0.6 percent and 2.9 percent as compared to 2000 and 1999, respectively. The net decrease in operating expense in the current year was the result of savings realized from the realignment plan and other cost reduction initiatives implemented during 2001.

Other Income, Net and Minority Interest Investment income in 2001 declined by $25,941 and $30,660 or 142.2 percent and 133.5 percent over 2000 and 1999, respectively. The decrease was primarily the result of the write-off of the Company’s investment in InnoVentry in the amount of $20,000 in addition to lower interest rates in 2001.

Interest expense is largely related to interest on borrowings incurred as a result of the acquisitions that were made in 2000 and 1999. Interest expense in 2001 decreased by $5,013 or 28.4 percent over 2000 and increased by $9,057 or 250.8 percent over 1999. The decrease versus 2000 was due to lower rates and the Company paying down net borrowings by $30,186 from a combination of liquidating some investments and free cash flow generated by the operation. Current year miscellaneous expense, net, decreased from 2000 by $8,313 or 37.6 percent and increased by $10,840 or 365.5 percent over 1999. The decrease versus 2000 was primarily the result of a decrease in foreign exchange losses. The increase over 1999 was primarily the result of additional goodwill amortization expense recognized in 2001 pertaining to the acquisitions that occurred during late 1999 and 2000.

Minority interest in 2001 increased by $1,857 and $3,728 or 61.1 percent and 318.9 percent versus 2000 and 1999, respectively. The increases were due to improved results of joint venture operations and an additional joint venture added in 2000 related to the acquisitions occurring during that time. Minority interests for all companies were calculated as a percentage of profits of the joint ventures based on formulas defined in the relevant agreements establishing each venture.

Net Income Net income in the current year was $66,893, which was lower than 2000 by $70,026 or 51.1 percent and 1999 by $61,963 or 48.1 percent. After excluding after-tax charges of $13,400 related to the Company’s investment in InnoVentry and expenses of $60,228 related to realignment, other charges, and the operating loss from MedSelect, net income increased by $3,602 and $11,665 or 2.6 percent and 9.1 percent versus 2000 and 1999, respectively.

The effective tax rate was 33.0 percent in 2001 and 2000 as compared with 36.0 percent in 1999. The lower tax rate in 2001 and 2000 was a result of tax efficiencies gained through international operations and tax-exempt income. The details of the reconciliation between the U.S. statutory rate and Company’s effective tax rate are included in Note 14 of the 2001 Consolidated Financial Statements.

MANAGEMENT’S ANALYSIS OF FINANCIAL CONDITION

Total assets were $1,651,913, representing an increase of $66,486 or 4.2 percent over 2000. Trade receivables less allowances increased by $23,630 or 6.5 percent due to increased international sales and the acquisition of the Mosler receivables. The decrease in the trade receivable allowance by $5,039, from $12,093 in 2000 to $7,054 in 2001, was mainly attributable to the reallocation of purchase accounting reserves to other current liabilities. Inventories increased by $30,356 or 14.8 percent, which was driven by higher inventory levels temporarily created with the shift of manufacturing processes overseas in order to meet international demand more efficiently and the acquisition of the Mosler inventory. Inventory turnover has decreased to 5.9 turns at December 31, 2001 from 6.3 turns at December 31, 2000.

Short-term investments and long-term securities and other investments decreased by $67,221 or 36.4 percent over 2000. The decrease was due to the liquidation of certain securities in order to pay down the Company’s debt in addition to the write-off of the Company’s investment in InnoVentry. The Company anticipates being able to meet both short- and long-term operational funding requirements through the use of cash generated from operations. However, certain securities may have to be liquidated in the future for strategic acquisitions. The Company’s securities can be readily converted into cash and cash equivalents if needed.

Prepaid expenses and other current assets increased by $85,905 or 201.1 percent over 2000. The increase was primarily due to an increase in cash inventory maintained in owner-operated retail ATMs of $23,328, value-added tax recoverable of $34,498 and prepaid pension assets of $9,718.

Total property, plant and equipment, net of accumulated depreciation, was $190,198 as of December 31, 2001. Capital expenditures were $68,656 in 2001, compared with $42,694 in 2000. The increase in 2001 capital spending versus 2000 was primarily due to expenditures required to set up sales, service and manufacturing operations internationally.

Net short-term and long-term finance receivables decreased by $77,481 or 59.8 percent over 2000. The decrease was primarily the result of the securitization of certain finance lease receivables that occurred during the first quarter of 2001.

Goodwill decreased by $20,416 or 6.9 percent over 2000 primarily due to unfavorable foreign currency impact, most notably in Brazil with the devaluation of the real.

Other assets increased by $48,266 or 55.9 percent over 2000 due in part to the retained interest in the securitized lease receivables mentioned above and $9,476 in costs incurred to secure service agreements.

Total current liabilities at December 31, 2001 were $658,018, representing an increase of $91,226 or 16.1 percent over the prior year. Accounts payable increased by $32,366 or 29.1 percent due in part to the increase in inventory. Deferred income increased by $21,769 or 36.7 percent due to an increase in deferred revenue resulting from an increase in the customer service base.

At December 31, 2001, the Company had outstanding bank credit lines approximating $118,000, €118,600 (translation $105,109) and 12,900 Australian dollars (translation $6,594), with an additional $131,094 available under these agreements. Also, the Company has an outstanding revolving facility with a bank in place to fund the cash maintained in the Company’s owner-operated retail ATMs in the amount of $23,328, which is included in other current liabilities.

The Company has outstanding $20,800 of Industrial Development Revenue Bonds. The proceeds of the bonds issued in 1997 were used to finance the construction of three manufacturing facilities located in the United States.

The Company’s financial position provides it with sufficient resources to meet projected future capital expenditures, dividend and working capital requirements. However, if the need arises, the Company’s strong financial position should ensure the availability of adequate additional financial resources.

Minority interests of $9,382 represented the minority interest in Diebold Financial Equipment Company, Ltd (China), owned by the Aviation Industries of China and the Industrial and Commercial Bank of China, Shanghai Pudong Branch; in Diebold OLTP Systems, C.A (Venezuela), owned by five individual investors; in Diebold Colombia, owned by Richardson and Company Ltd; and in Diebold Services, S.A. (France), owned by Serse S.A. and Solymatic S.A.

Shareholders’ equity decreased $32,956 or 3.5 percent to $903,110 at December 31, 2001 primarily due to the increase in accumulated other comprehensive loss primarily driven by the devaluation of the Brazilian real. Shareholders’ equity per share was $12.66 at the end of 2001, compared with $13.08 in 2000. The Common Shares of the Company are listed on the New York Stock Exchange with a symbol of DBD. There were approximately 4,024 registered shareholders of record as of December 31, 2001.

The Board of Directors declared a first-quarter 2002 cash dividend of $0.165 per share on all common shares payable Friday, March 8, to shareholders of record at the close of business on Friday, February 15. The cash dividend, which represents $0.66 per share on an annual basis, is an increase of 3.1 percent over the cash dividend paid in 2001, representing the 49th consecutive year that the Company has increased its cash dividend. Comparative quarterly cash dividends paid in 2001, 2000 and 1999 were $0.16, $0.155 and $0.15 per share, respectively.

MANAGEMENT’S ANALYSIS OF CASH FLOWS

During 2001, the Company generated $154,356 in cash from operating activities, compared with $146,195 in 2000 and $188,585 in 1999. In addition to net income of $66,893 adjusted for depreciation, amortization and minority interest of $87,210, net cash provided by operating activities in 2001 was positively impacted by the non-cash write-off of the Company’s investment in InnoVentry, the increase in accounts payable, and the increase in certain other assets and liabilities. The major components of the $113,888 increase in other assets and liabilities were as follows: a $26,990 increase in estimated income taxes resulting primarily from timing differences pertaining to realignment, special and other charges; a $21,769 increase in deferred income due to increased market share from the service business; a $23,328 increase in cash inventory maintained in owner-operated retail ATMs; and a $14,152 increase in VAT payable. Expressed as a percentage of total assets employed, the Company’s cash yield from operations was 9.3 percent in 2001, 9.2 percent in 2000 and 14.5 percent in 1999.

The Company returned $45,774 to shareholders in the form of cash dividends paid during 2001, which was a 3.4 percent increase from 2000 and a 9.9 percent increase from 1999. Included in the cash payment of $12,780 for repurchased shares were approximately 255,000 shares of Diebold stock purchased on the open market for $8,671 in September 2001.

OTHER BUSINESS INFORMATION

Subsequent Events On January 22, 2002, the Company announced the acquisition of Global Election Systems, Inc. (GES) a manufacturer of electronic voting terminals. The acquisition was effected in a combination of cash and stock for a total purchase price of $24,225. A cash payment of $4,845 was made in January 2002 with the remaining purchase price consisting of a stock purchase of $19,380. During 2001, the Company entered into a $6,000 convertible bridge loan with GES, which will be converted to an intercompany loan subsequent to the acquisition. Following the acquisition, GES will be a wholly owned subsidiary of the Company and will be known as Diebold Election Systems, Inc.

New Accounting Pronouncements In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, Business Combinations, and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provision of SFAS No. 142. The Company was required to adopt the provisions of SFAS No. 141 immediately, and SFAS No. 142 effective January 1, 2002.

As of the date of adoption, the Company’s unamortized goodwill was $275,685, all of which will be subject to the transition provision of SFAS No. 142. The goodwill does not include the results of the acquisition of Global Election Systems, Inc. Amortization expense related to goodwill was $15,906, $8,135 and $3,334 for the years ended December 31, 2001, 2000 and 1999, respectively. The Company is currently in the process of determining the impact of adopting these statements on the Company’s financial statements, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle. Because of the extensive effort needed to comply with adopting the new rules, it is not practicable to reasonably estimate the impact of adopting these statements on the Company’s financial statements at the date of this report.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets.” This Statement, which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the Statement significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets held-for-sale are stated at lower of their fair values or carrying amounts and depreciation is no longer recognized. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not expect this statement to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Securitization On March 30, 2001, Diebold Credit Corp (DCC), a wholly owned consolidated subsidiary, entered into an agreement to sell, on an ongoing basis, a pool of its lease receivables to a wholly owned, unconsolidated, qualified, special purpose subsidiary, DCC Funding LLC (DCCF). DCC sold $95,610 of lease receivables on March 30, 2001 to DCCF. Under a 364-day facility agreement, DCCF sold and, subject to certain conditions, may from time to time sell an undivided fractional ownership interest in the pool of receivables to a multi-seller receivables securitization company (Conduit). Upon sale of the receivables to the Conduit, DCCF holds a subordinated interest in the receivables and services, administers and collects the receivables. DCCF and the Conduit have no recourse to DCC’s other assets for failure of debtors to pay when due. Costs associated with the sale of the receivables were $457 as of December 31, 2001.

DCC has a retained interest in the transferred receivables in the form of a note receivable from DCCF to the extent that they exceed advances to DCCF by the Conduit. DCC initially and subsequently measures the fair value of the retained interest at management’s best estimate of the expected future cash collections on the transferred receivables. Actual cash collections may differ from these estimates and would directly affect the fair value of the retained interests. The initial transaction on March 31, 2001, resulted in DCC receiving proceeds from the securitization of $71,400. DCC recorded an after-tax gain of $2,300 on the sale of the receivables. Subsequent sales of lease receivables totaling $10,689 have resulted in additional cash proceeds of $8,500 and gains of $869. As of December 31, 2001, the fair value of the retained interest of $21,425 is included in other assets in the consolidated balance sheet.

Derivative instruments and hedging activities In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which for the Company was effective January 1, 2001. SFAS No. 133 established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recognized on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative instrument’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument’s gains and losses to partially or wholly offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The cumulative effect of adopting SFAS No. 133 as of January 1, 2001 was not material to the Company’s consolidated financial statements.

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

The Company records all derivatives on the balance sheet at fair value. For derivative instruments not designated as hedging instruments, changes in their fair values are recognized in earnings in the current period. Results from settling the Company’s forward contracts were not material to the financial statements as of December 31, 2001.

Diebold manages its debt portfolio by using interest rate swaps to achieve an overall desired position of fixed and variable rates. In 2001, the Company entered into the following interest rate swap contracts that remained outstanding at December 31, 2001:

Interest rate swaps relating to debt held by the Company. The swaps convert $50 million notional amount from variable rates to fixed rates. The variable rates for these contacts at December 31, 2001, based on three month LIBOR rates, ranged from 2.01 percent to 2.03 percent versus fixed rates of 4.36 percent and 4.72 percent. These contracts mature throughout 2003.

Based on current interest rates for similar transactions, the fair value of all interest rate swap agreements is not material.

Credit and market risk exposures are limited to the net interest differentials. The net payments or receipts from interest rate swaps are recorded as part of interest expense and are not material.

The company is exposed to credit loss in the event of nonperformance by counterparties on the above instruments, but does not anticipate nonperformance by any of the counterparties.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to foreign currency exchange rate risk inherent in its international operations denominated in currencies other than the U.S. Dollar. The Company's risk management strategy uses derivative financial instruments such as forwards to hedge certain foreign currency exposures. The intent is to offset gains and losses that occur on the underlying exposures, with gains and losses on the derivative contracts hedging these exposures. The Company does not enter into derivatives for trading purposes.

The Company's foreign operations are also subject to other customary risks of operating in a global environment, such as unstable political situations, the effect of local laws and taxes, tariff increases and regulations and requirements for export licenses, the potential imposition of trade or foreign exchange restrictions and transportation delays.

The Company performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates applied to the foreign currency forward contracts and underlying exposures described above. As of December 31, 2001, the analysis indicated that these hypothetical market movements would not materially affect the results of operations. Actual gains and losses in the future may differ materially from that analysis based on changes in the timing and amount of foreign currency exchange rate movements and actual exposures and hedges.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Refer to pages 18 through 42.

Consolidated Balance Sheets
[dollars in thousands, except per share amounts]

Year ended December 31,	2001	2000
ASSETS
Current assets
Cash and cash equivalents	$73,768	$65,184
Short-term investments	51,901	61,328
Trade receivables less allowances of $7,054 for 2001 and $12,093 for 2000	387,201	363,571
Notes receivable	5,870	13,663
Inventories	235,923	205,567
Finance receivables	20,602	35,101
Deferred income taxes	48,539	17,232
Prepaid expense and other current assets	128,622	42,717

Total current assets	952,426	804,363

Securities and other investments	65,430	123,224
Property, plant and equipment, at cost	413,053	363,493
Less accumulated depreciation and amortization	222,855	188,547

	190,198	174,946
Deferred income taxes	2,141	6,044
Finance receivables	31,382	94,364
Goodwill	275,685	296,101
Other assets	134,651	86,385

	$1,651,913	$1,585,427

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$229,703	$263,609
Accounts payable	143,421	111,055
Estimated income taxes	32,584	5,594
Accrued insurance	14,439	13,365
Deferred income	81,011	59,242
Other current liabilities	156,860	113,927

Total current liabilities	658,018	566,792

Bonds payable	20,800	20,800
Pensions and other benefits	28,425	28,386
Postretirement and other benefits	32,178	28,123
Minority interest	9,382	5,260
Commitments and contingencies	—	—
Shareholders’ equity
Preferred Shares, no par value, authorized 1,000,000 shares, none issued	—	—
Common Shares, par value $1.25,
Authorized 125,000,000 shares, issued 72,195,600 and 72,019,205 shares, respectively
Outstanding 71,356,670 and 71,547,232 shares, respectively	90,245	90,024
Additional capital	103,390	98,530
Retained earnings	805,182	784,063
Treasury shares, at cost (838,930 and 471,973 shares, respectively)	(28,724)	(15,944)
Accumulated other comprehensive loss	(60,446)	(12,658)
Other	(6,537)	(7,949)

Total shareholders’ equity	903,110	936,066

	$1,651,913	$1,585,427

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Income
[dollars in thousands, except per share amounts]

Year ended December 31,	2001	2000	1999

Net sales
Products	$924,623	$969,899	$673,836
Services	835,674	773,709	585,341

	1,760,297	1,743,608	1,259,177

Cost of sales
Products	590,248	609,256	374,252
Special charges	31,403	—	—
Services	614,581	570,213	428,113

	1,236,232	1,179,469	802,365

Gross profit	524,065	564,139	456,812
Selling and administrative expense	283,275	279,833	221,393
Research, development and engineering expense	59,612	55,351	50,507
In-process research and development	—	—	2,050
Realignment charges	42,269	—	(3,261)

	385,156	335,184	270,689

Operating profit	138,909	228,955	186,123
Other income (expense)
Investment income (expense)	(7,699)	18,242	22,961
Interest expense	(12,668)	(17,681)	(3,611)
Miscellaneous, net	(13,806)	(22,119)	(2,966)
Minority interest	(4,897)	(3,040)	(1,169)

Income before taxes	99,839	204,357	201,338
Taxes on income	32,946	67,438	72,482

Net income	$66,893	$136,919	$128,856

Basic weighted-average number of shares	71,524	71,296	69,359
Diluted weighted-average number of shares	71,783	71,479	69,562
Basic earnings per share	$0.94	$1.92	$1.86
Diluted earnings per share	$0.93	$1.92	$1.85

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity
[dollars in thousands]

							Accumulated
	Common Shares						Other
						Compre-	Compre-
						hensive	hensive
			Additional	Retained	Treasury	Income	Income
	Number	Par Value	Capital	Earnings	Shares	(Loss)	(Loss)	Other	Total

Balance, January 1, 1999	69,494,483	$86,868	$43,281	$604,227	$(21,902)		$(12,802)	$(549)	$699,123

Net income				128,856		$128,856			128,856

Translation adjustment						9,558			9,558
Pensions						614			614
Unrealized loss on investment securities						(3,235)			(3,235)

Other comprehensive income						6,937	6,937

Comprehensive income						$135,793

Stock options exercised	108,104	134	1,918						2,052
Unearned compensation	149,799	188	3,933					(3,485)	636
Performance shares	20,397	26	686						712
Procomp and Nexus acquisitions	1,710,214	2,138	37,351		9,487				48,976
Dividends declared and paid				(41,668)					(41,668)
Treasury shares					(1,229)				(1,229)

Balance, December 31, 1999	71,482,997	$89,354	$87,169	$691,415	$(13,644)		$(5,865)	$(4,034)	$844,395

Net income				136,919		$136,919			136,919

Translation adjustment						(7,904)			(7,904)
Pensions						1,507			1,507
Unrealized loss on investment securities						(396)			(396)

Other comprehensive loss						(6,793)	(6,793)

Comprehensive income						$130,126

Stock options exercised	273,238	343	5,444						5,787
Unearned compensation	247,635	308	5,583					(3,915)	1,976
Performance shares	15,335	19	334						353
Dividends declared and paid				(44,271)					(44,271)
Treasury shares					(2,300)				(2,300)

Balance, December 31, 2000	72,019,205	$90,024	$98,530	$784,063	$(15,944)		$(12,658)	$(7,949)	$936,066

Net income				66,893		$66,893			66,893

Translation adjustment						(47,373)			(47,373)
Pensions						(1,628)			(1,628)
Unrealized gain on investment securities						1,213			1,213

Other comprehensive loss						(47,788)	(47,788)

Comprehensive income						$19,105

Stock options exercised	176,395	221	4,860						5,081
Unearned compensation								1,412	1,412
Dividends declared and paid				(45,774)					(45,774)
Treasury shares					(12,780)				(12,780)

Balance December 31, 2001	72,195,600	$90,245	$103,390	$805,182	$(28,724)		$(60,446)	$(6,537)	$903,110

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
[dollars in thousands]

Year ended December 31,	2001	2000	1999

Cash flow from operating activities:
Net income	$66,893	$136,919	$128,856
Adjustments to reconcile net income to cash
provided by operating activities:
Minority share of income	4,897	3,040	1,169
Depreciation	45,453	35,901	34,709
Other charges and amortization	37,385	32,779	17,557
Deferred income taxes	(27,451)	15,305	8,505
Loss on disposal of assets, net	4,031	3,971	5,188
Loss on sale of investments, net	972	127	257
Loss on write-off of investment in InnoVentry	20,000	—	—
Cash provided (used) by changes in certain
assets and liabilities:
Trade receivables	(18,029)	(5,628)	(16,077)
Inventories	(27,498)	(7,003)	(4,634)
Prepaid expenses and other current assets	(91,665)	(18,933)	19,821
Accounts payable	25,480	(20,485)	(31,048)
Certain other assets and liabilities	113,888	(29,798)	24,282

Net cash provided by operating activities	154,356	146,195	188,585
Cash flow from investing activities:
Payments for acquisitions, net of cash acquired	(36,767)	(143,332)	(159,026)
Proceeds from maturities of investments	96,917	67,617	45,521
Proceeds from sales of investments	13,457	11,446	60,427
Payments for purchases of investments	(65,711)	(35,642)	(142,169)
Capital expenditures	(68,656)	(42,694)	(40,341)
Increase in net finance receivables	(2,761)	(26,069)	(17,967)
Increase in certain other assets	(75,010)	(46,683)	(28,245)

Net cash used by investing activities	(138,531)	(215,357)	(281,800)
Cash flow from financing activities:
Dividends paid	(45,774)	(44,271)	(41,668)
Notes payable borrowings	329,080	301,130	117,450
Notes payable repayments	(359,266)	(156,321)	—
Proceeds from securitization	79,900	—	—
Distribution of affiliate’s earnings to minority interest holder	(249)	(590)	(1,000)
Issuance of Common Shares	5,081	7,483	3,908
Repurchase of Common Shares	(12,780)	(384)	(1,229)
Other	—	—	513

Net cash provided (used) by financing activities	(4,008)	107,047	77,974

Effect of exchange rate changes on cash	(3,233)	—	—
Increase (decrease) in cash and cash equivalents	8,584	37,885	(15,241)
Cash and cash equivalents at the beginning of the year	65,184	27,299	42,540

Cash and cash equivalents at the end of the year	$73,768	$65,184	$27,299

Cash paid for:
Income taxes	$29,918	$57,862	$55,307
Short-term interest	11,300	14,199	1,427
Long-term interest	676	877	682
Significant noncash items:
Share issuance for acquisition of Procomp	—	—	$41,953
Share issuance for acquisition of Nexus	—	—	7,023

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
[Dollars in thousands, except per share amounts]

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Statements of Cash Flows

For the purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

International operations

The Company translates the assets and liabilities of its non-U.S. subsidiaries at the exchange rates in effect at year-end and the results of operations at the average rate throughout the year. The translation adjustments are recorded directly as a separate component of shareholders’ equity, while transaction gains (losses) are included in net income. Sales to customers outside the United States approximated 43.3 percent of net sales in 2001, 43.1 percent in 2000, and 25.4 percent in 1999.

Financial instruments

The carrying amount of financial instruments including cash and cash equivalents, trade receivables and accounts payable approximated fair value as of December 31, 2001 and 2000, because of the relatively short maturity of these instruments.

Trade receivables and revenue recognition

Revenue is generally recognized based on the terms of the sales contract. The majority of sales contracts for products are written with selling terms “F.O.B. factory.” However, certain sales contracts may have other terms such as “F.O.B. destination” or “upon installation.” The Company recognizes revenue on these contracts when the appropriate event has occurred. The equipment that is sold is usually shipped and installed within one year. Installation that extends beyond one year is ordinarily attributable to causes not under the control of the Company. Service revenue is recognized in the period service is performed and subject to the individual terms of the service contract.

The concentration of credit risk in the Company’s trade receivables with respect to the banking and financial services industries is substantially mitigated by the Company’s credit evaluation process, reasonably short collection terms and the geographical dispersion of sales transactions from a large number of individual customers. The Company maintains allowances for potential credit losses, and such losses have been minimal and within management’s expectations.

Inventories

Inventories are valued at the lower of cost or market applied on a first-in, first-out basis. Cost is determined on the basis of actual cost. As the Company launches new products and rationalizes its product offerings, inventory related to discontinued product is written down to salvage value.

Investment securities

Investments in debt and equity securities with readily determinable fair values are accounted for at fair value. The Company’s investment portfolio is classified as available-for-sale.

Depreciation and amortization

Depreciation of property, plant and equipment is computed using the straight-line method for financial statement purposes. Accelerated methods of depreciation are used for federal income tax purposes. Amortization of leasehold improvements is based upon the shorter of original terms of the lease or life of the improvement.

Research development and engineering

Total research and development costs charged to expense were $59,612, $55,351 and $50,507 in 2001, 2000 and 1999, respectively.

In-process research and development

Associated with the acquisition of Nexus Software, Inc. in the last quarter of 1999, the Company wrote off $2,050 of in-process research and development.

Advertising costs

Advertising costs are expensed as incurred. Total advertising costs charged to expense was $12,930, $13,913 and $13,747 in 2001, 2000 and 1999, respectively.

Other assets

Other assets consist primarily of pension assets, computer software, customer demonstration equipment, deferred tooling, investment in service contracts, retained interest in DCCF and certain other assets. Where applicable, these assets are amortized ratably over a period of three to five years.

Goodwill

Goodwill is the costs in excess of the net assets of acquired businesses. These assets are stated at cost and are amortized ratably over a period not exceeding 20 years. The Company periodically monitors the value of goodwill by assessing whether the asset can be recovered over its remaining useful life through undiscounted cash flows generated by the underlying businesses. If it is determined that the carrying value of goodwill will not be recovered from the undiscounted future cash flows of the acquired business, the carrying value would be considered impaired and reduced to fair value by a charge to operations. The Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset.

Deferred income

Deferred income is largely related to service contracts and is recognized for customer service billings in advance of the period in which the service will be performed and is recognized in income on a straight-line basis over the contract period.

Stock-based compensation

Compensation cost is measured on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The Company provides pro forma net income and pro forma net earnings per share disclosures for employee stock option grants made in 1995 and subsequent years as if the fair value based method had been applied.

Taxes on income

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Earnings per share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if common stock equivalents were exercised and then shared in the earnings of the Company.

Comprehensive income (loss)

The Company displays comprehensive income in the Consolidated Statements of Shareholders’ Equity and accumulated other comprehensive income separately from retained earnings and additional paid-in-capital in the Consolidated Balance Sheets and Statements of Shareholders’ Equity. Items considered to be other comprehensive income include adjustments made for foreign currency translation (under SFAS No. 52), pensions (under SFAS No. 87) and unrealized holding gains and losses on available-for-sale securities (under SFAS No. 115).

Components of other accumulated comprehensive income (loss) consist of the following:

	2001	2000

Translation adjustment	$(54,813)	$(7,440)
Pensions less accumulated taxes of $(1,207) for 2001 and $(330) in 2000	(3,623)	(1,995)
Unrealized gains (losses) on investment securities less accumulated taxes of $384 for 2001 and $(269) in 2000	(2,010)	(3,223)

Ending balance	$(60,446)	$(12,658)

Translation adjustments are not booked net of tax. Those adjustments are accounted for under the indefinite reversal criterion of APB Opinion 23, “Accounting for Income Taxes—Special Areas.”

Use of estimates in preparation of Consolidated Financial Statements

The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

The Company has reclassified the presentation of certain prior-year information to conform with the current presentation format.

NOTE 2: SECURITIZATIONS

On March 30, 2001, Diebold Credit Corp. (DCC), a wholly owned consolidated subsidiary, entered into an agreement to sell, on an ongoing basis, a pool of its lease receivables to a wholly owned, unconsolidated, qualified, special purpose subsidiary, DCC Funding LLC (DCCF). DCC sold $95,610 of lease receivables on March 30, 2001 to DCCF. Under a 364-day facility agreement, DCCF sold and, subject to certain conditions, may from time to time sell an undivided fractional ownership interest in the pool of receivables to a multi-seller receivables securitization company (“Conduit”). Upon sale of the receivables to the Conduit, DCCF holds a subordinated interest in the receivables and services, administers and collects the receivables. DCCF and the Conduit have no recourse to DCC’s other assets for failure of debtors to pay when due. Costs associated with the sale of the receivables were $457 as of December 31, 2001.

DCC has a retained interest in the transferred receivables in the form of a note receivable from DCCF to the extent that they exceed advances to DCCF by the Conduit. DCC initially and subsequently measures the fair value of the retained interest at management’s best estimate of the expected future cash collections on the transferred receivables. Actual cash collections may differ from these estimates and would directly affect the fair value of the retained interests. The initial transaction on March 31, 2001, resulted in DCC receiving proceeds from the securitization of $71,400. DCC recorded an after-tax gain of $2,300 on the sale of the receivables. Subsequent sales of lease receivables totaling $10,689 have resulted in additional cash proceeds of $8,500 and gains of $869. As of December 31, 2001, the fair value of the retained interest of $21,425 is included in other assets in the consolidated balance sheet.

NOTE 3: INVESTMENT SECURITIES

At December 31, 2001 and 2000, the investment portfolio was classified as available-for-sale. The marketable debt and equity securities are stated at fair value. The fair value of securities and other investments is estimated based on quoted market prices.

The Company’s investment securities, excluding insurance contracts, at December 31, are summarized as follows:

	Amortized	Unrealized
	Cost Basis	Gain (Loss)	Fair Value

As of December 31, 2001
Short-term investments due within one year:
Tax-exempt municipal bonds	$50,832	$(195)	$50,637
Certificates of deposit and other investments	1,264	—	1,264

	$52,096	$(195)	$51,901
Securities and other investments
due after one through five years:
Tax-exempt municipal bonds	$2,497	$645	$3,142
Equity securities	23,743	(1,927)	21,816

	$26,240	$(1,282)	$24,958

As of December 31, 2000
Short-term investments due within one year:
Tax-exempt municipal bonds	$43,360	$(410)	$42,950
Certificates of deposit and other investments	18,378	—	18,378

	$61,738	$(410)	$61,328
Securities and other investments
due after one through five years:
Tax-exempt municipal bonds	$54,611	$84	$54,695
Equity securities	24,898	(3,256)	21,642

	$79,509	$(3,172)	$76,337

Realized gains (losses) from sale of securities were ($865), ($3,183) and $1,451 in 2001, 2000 and 1999, respectively. Proceeds from the sales of available-for-sale securities were $13,457, $11,446 and $60,427 in 2001, 2000 and 1999, respectively. Gains and losses are determined using the specific identification method.

NOTE 4: INVENTORIES

Major classes of inventories at December 31 are summarized as follows:

	2001	2000

Finished goods and service parts	$35,979	$63,855
Work in process	149,364	130,578
Raw materials	50,580	11,134

	$235,923	$205,567

NOTE 5: PROPERTY, PLANT AND EQUIPMENT

Investment in property, plant and equipment at December 31 is summarized as follows:

			Annual
	2001	2000	Rates

Land and land improvements	$7,340	$7,554	5–20%
Buildings	84,163	73,077	2–34%
Machinery, equipment and rotable spares	289,797	261,583	5–40%
Leasehold improvements	7,484	5,183	Lease Term
Construction in progress	24,269	16,096	—

	$413,053	$363,493
Less accumulated depreciation	(222,855)	(188,547)

	$190,198	$174,946

NOTE 6: FINANCE RECEIVABLES

The components of finance receivables for the net investment in sales-type leases are as follows:

	2001	2000

Total minimum lease receivable	$57,537	$153,298
Estimated unguaranteed residual values	373	7,131

	57,910	160,429
Less:
Unearned interest income	(5,855)	(28,632)
Unearned residuals	(71)	(2,332)

	(5,926)	(30,964)

	$51,984	$129,465

Future minimum lease receivables due from customers under sales-type leases, as of December 31, 2001, are as follows:

2002	$21,812
2003	12,154
2004	10,637
2005	7,402
2006	5,456
Thereafter	76

$57,537

NOTE 7: SHORT-TERM FINANCING

The Company’s short-term financing is as follows:

	2001	2000

Revolving US$ loans	$118,000	$185,592
Revolving euro loans(1)	105,109	70,813
Revolving Australian dollar loans(2)	6,594	7,204

	$229,703	$263,609

(1)	118,600 euro (€) borrowing translated at the applicable 12/31/2001 spot rate; €75,000 borrowing translated at the applicable 12/31/2000 spot rate.

(2)	12,900 Australian dollar (AUD) borrowing translated at the applicable 12/31/2001 and 12/31/2000 spot rates.

The Company has available credit facilities with domestic and foreign banks for various purposes. The amount of available committed loans at December 31, 2001 that remained available was $100,000, €6,421 ($5,688 translated) and AUD 6,662 ($3,406 translated). In addition to the committed lines of credit, $22,000 of an uncommitted $25,000 line of credit remained available as of December 31, 2001.

The average short-term rate on the bank credit lines was 4.90 percent, 6.72 percent and 6.69 percent at December 31, 2001, 2000, and 1999, respectively. Interest on short-term financing charged to expense for the year ended December 31, 2001 was $10,653, for 2000 was $15,383 and for 1999 was a $2,112.

The Company’s short-term financing agreements contain various restrictive covenants, including debt to capitalization and interest coverage ratios. As of December 31, 2001, the Company is in compliance with all restrictive covenants.

NOTE 8: REALIGNMENT, SPECIAL AND OTHER CHARGES

During 2001, the Company recognized a pretax charge of $109,893 ($73,628 after tax or $1.03 per diluted shares) for expenses related to a corporate-wide realignment program as well as other charges. The components of the charge were as follows: a special charge of $31,403 for the valuation of inventory resulting from a product rationalization process and rebalancing of the Company’s global manufacturing strategy; realignment charges of $42,269 resulting from staffing reductions, the closing of various facilities, the exit of certain product lines, including the sale of MedSelect and actions taken to further integrate the Company’s European operations; $29,861 in losses incurred in the write-off of the InnoVentry equity investment and related receivables; and $6,360 in other charges, which are included in selling and administrative expense.

The following are explanations of the realignment, special and other charges above:

The staffing reductions resulted in 856 involuntary employee terminations and a voluntary early retirement program involving 153 participants. Severance and other employee costs charged to expense in connection with the program amounted to $13,987 with an additional $7,546 of expense being recognized for the enhanced early retirement benefits. As of December 31, 2001, 837 positions had been eliminated with the majority of the remaining staff reductions to take place in the first quarter of 2002.

The loss incurred in connection with the closing of facilities amounted to $5,346, while the costs associated with the exit of certain product lines including the sale of MedSelect amounted to $10,354. MedSelect, a wholly owned subsidiary, was a supplier of inventory control solutions to the medical industry. The assets of the subsidiary were sold in July 2001 and ancillary product lines were sold in September 2001 to Medecorx, Inc.

Losses incurred due to the write-off of the InnoVentry equity investment amounted to $20,000, which is reflected in investment expense. InnoVentry engaged in the development and deployment of self-service check cashing technology. Due to a depletion of its capital resources, InnoVentry ceased operations in the third quarter of 2001. This prompted the Company to write off its equity investment as well as certain receivables amounting to $9,861 and is included in selling and administrative expense. The remainder of the other charges, totaling $6,360, were principally related to costs associated with bad debt write-offs, loss contingencies and other miscellaneous charges.

Approximately $82,695 of costs described above were of a noncash nature. As of December 31, 2001, $5,450 of accrued expenses remain outstanding with the majority of those expenses expected to be paid in the first quarter of 2002.

In December 1999, the 1998 realignment plan concluded and the remaining accrual of $3,261, which primarily represented employee costs that were not utilized, was brought back through income.

NOTE 9: BONDS PAYABLE

Bonds payable at December 31 consisted of the following:

	2001	2000

Industrial Development Revenue
Bond due January 1, 2017	$5,800	$5,800
Industrial Development Revenue
Bond due April 1, 2017	7,500	7,500
Industrial Development Revenue
Bond due June 1, 2017	7,500	7,500

	$20,800	$20,800

In 1997, three industrial development revenue bonds were issued on behalf of the Company. The proceeds from the bond issuances were used to construct new manufacturing facilities in the United States. The Company guaranteed the payments of principal and interest on the bonds by obtaining letters of credit. Each industrial development revenue bond carries a variable interest rate, which is reset weekly by the remarketing agents. The bonds can be called at anytime. The Company is in compliance with the covenants of its loan agreements and believes that the covenants will not restrict its future operations.

Interest paid on these bonds charged to expense was $676 in 2001, $877 in 2000 and $682 in 1999.

NOTE 10: SHAREHOLDERS’ EQUITY

On the basis of amounts declared and paid, the annualized quarterly dividends per share were $0.64 in 2001, $0.62 in 2000 and $0.60 in 1999.

In the following table, the Company provides net income and basic earnings per share reduced by the pro forma amounts calculating compensation cost for the Company’s fixed stock option plan under the fair value method. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 2001, 2000 and 1999, respectively: risk-free interest rates of 4.9, 6.4 and 5.1 percent; dividend yield of 1.7, 1.6 and 1.4 percent; volatility of 41, 31 and 33 percent; and average expected lives of six years for management and four years for executive management and non-employee directors. Pro forma net income reflects only options granted since January 1, 1995.

	2001	2000	1999

Net income
As reported	$66,893	$136,919	$128,856
Pro forma	$64,598	$135,048	$127,498
Earnings per share
As reported
Basic	$0.94	$1.92	$1.86
Diluted	$0.93	$1.92	$1.85
Pro forma
Basic	$0.90	$1.89	$1.84
Diluted	$0.90	$1.89	$1.83

Fixed stock options

Under the 1991 Equity and Performance Incentive Plan (1991 Plan) as amended and restated, Common Shares are available for grant of options at a price not less than 85 percent of the fair market value of the Common Shares on the date of grant. The exercise price of options granted since January 1, 1995 was equal to the market price at the grant date and, accordingly, no compensation cost has been recognized. In general, options are exercisable in cumulative annual installments over five years, beginning one year from the date of grant. In February 2001, the Plan was amended to extend the term of the Plan for ten years beginning April 2, 2001 and increase the number of shares available in the Plan by 3,000,000 in addition to other miscellaneous administrative matters. The number of Common Shares that may be issued or delivered pursuant to the 1991 Plan is 7,341,801, of which 4,415,204 shares were available for issuance at December 31, 2001. The 1991 Plan will expire on April 2, 2011.

Under the 1997 Milestone Stock Option Plan (Milestone Plan), options for 100 Common Shares were granted to all eligible salaried and hourly employees. The exercise price of the options granted under the Milestone Plan was equal to the market price at the grant date and, accordingly, no compensation cost has been recognized. In general, all options are exercisable beginning two years from the date of grant. The number of Common Shares that may be issued or delivered pursuant to the Milestone Plan is 600,000, of which 533,300 shares were available for issuance at December 31, 2001. The Milestone Plan will expire on March 2, 2002.

The following is a summary with respect to options outstanding at December 31, 2001, 2000 and 1999, and activity during the years ending on those dates:

	2001		2000		1999

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at the beginning of year	2,405,105	$31	2,216,171	$31	1,989,032	$30
Options granted	581,900	29	500,294	24	412,197	34
Options exercised	(176,625)	17	(234,116)	14	(112,698)	12
Options expired or forfeited	(72,110)	34	(77,244)	35	(72,360)	40

Outstanding at the end of year	2,738,270	$32	2,405,105	$31	2,216,171	$31

Options exercisable at end of year	1,626,220		1,577,672		1,378,795
Weighted-average fair value of options granted during the year	$11		$8		$10

The following table summarizes pertinent information regarding fixed stock options outstanding and options exercisable at December 31, 2001:

	Options Outstanding			Options Exercisable

		Weighted-
		Average
		Remaining	Weighted-		Weighted-
	Number	Contractual	Average	Number	Average
	of Options	Life	Exercise	of Options	Exercise
Range of Exercise Prices	Outstanding	(in years)	Price	Exercisable	Price

$9–42	513,045	0.24	$40	513,045	$40
13–40	80,756	1.13	21	75,756	19
17–32	87,074	2.18	20	73,074	19
15–29	111,920	3.19	19	88,295	17
24–34	225,885	4.11	25	189,885	24
37–38	205,080	5.08	38	188,940	38
29–48	198,050	6.08	47	155,965	47
29–35	348,000	7.07	35	212,140	35
23–27	379,500	8.09	23	115,520	23
26–40	588,960	9.09	29	13,600	27

	2,738,270	5.41	$31.80	1,626,220	$33.62

Restricted share grants

The 1991 Plan also provides for the issuance of restricted shares to certain employees. Restricted shares totaling 92,600 were issued during the current year and 242,511 restricted shares were outstanding as of December 31, 2001. The shares are subject to forfeiture under certain circumstances. Unearned compensation representing the fair market value of the shares at the date of grant will be charged to income over the three-to-seven-year vesting period. During 2001, 2000 and 1999, $1,412, $1,554 and $617 was charged to expense relating to the Plan.

Performance share grants

The 1991 Plan also provides for the issuance of Common Shares based on certain management objectives achieved within a specified performance period of at least one year as determined by the Board of Directors. The management objectives for the period ended December 31, 2001 were set in February 2001. Based on performance, a payout of 48,813 shares will be made in 2002 valued at $1,786, which was accrued as of December 31, 2001. During 2001, 135,804 performance share awards were granted to certain employees. The compensation cost that has been charged against income for its performance-based share grant plan was $(776), $116, and $(1,712) in 2001, 2000 and 1999, respectively.

Rights agreement

On January 28, 1999, the Board of Directors announced the adoption of a new Rights Agreement that provided for Rights to be issued to shareholders of record on February 11, 1999. The description and terms of the Rights are set forth in the Rights Agreement, dated as of February 11, 1999, between the Company and the Bank of New York, as Agent. Under the Rights Agreement, the Rights trade together with the Common Shares and are not exercisable. In the absence of further Board action, the Rights generally will become exercisable and allow the holder to acquire Common Shares at a discounted price if a person or group acquires 20 percent or more of the outstanding Common Shares. Rights held by persons who exceed the applicable threshold will be void. Under certain circumstances, the Rights will entitle the holder to buy shares in an acquiring entity at a discounted price. The Rights Agreement also includes an exchange option. In general, after the Rights become exercisable, the Board of Directors may, at its option, effect an exchange of part or all of the Rights (other than Rights that have become void) for Common Shares. Under this option, the Company would issue one Common Share for each Right, subject to adjustment in certain circumstances. The Rights are redeemable at any time prior to the Rights becoming exercisable and will expire on February 11, 2009, unless redeemed or exchanged earlier by the Company.

NOTE 11: EARNINGS PER SHARE

[in thousands except per share amounts]

The following data show the amounts used in computing earnings per share and the effect on the weighted-average number of shares of dilutive potential common stock.

	2001	2000	1999

Numerator:
Income available to Common shareholders used in basic and diluted earnings per share	$66,893	$136,919	$128,856
Denominator:
Weighted-average number of Common Shares used in basic earnings per share	71,524	71,296	69,359
Effect of dilutive fixed stock options	259	183	203

Weighted-average number of Common Shares and dilutive potential Common Shares used in diluted earnings per share	71,783	71,479	69,562

Basic earnings per share	$0.94	$1.92	$1.86
Diluted earnings per share	$0.93	$1.92	$1.85

Fixed stock options on 1,303 Common Shares in 2001, 1,383 Common Shares in 2000 and 1,377 Common Shares in 1999 were not included in computing diluted earnings per share, because their effects were antidilutive.

NOTE 12: PENSION PLANS AND POSTRETIREMENT BENEFITS

The Company has several pension plans covering substantially all United States employees. Plans covering salaried employees provide pension benefits that are based on the employee’s compensation during the 10 years before retirement. The Company’s funding policy for those plans is to contribute annually at an actuarially determined rate. Plans covering hourly employees and union members generally provide benefits of stated amounts for each year of service. The Company’s funding policy for those plans is to make at least the minimum annual contributions required by applicable regulations.

Employees of the Company’s operations in countries outside of the United States participate to varying degrees in local pension plans, which in the aggregate are not significant.

Approximately 90 percent of the plan assets at September 30, 2001 and 2000 were invested in listed stocks and investment grade bonds.

Minimum liabilities have been recorded in 2001 and 2000 for the plans whose total accumulated benefit obligation exceeded the fair value of the plan’s assets.

In addition to providing pension benefits, the Company provides healthcare and life insurance benefits for certain retired employees. Eligible employees may be entitled to these benefits based upon years of service with the Company, age at retirement and collective bargaining agreements. Presently, the Company has made no commitments to increase these benefits for existing retirees or for employees who may become eligible for these benefits in the future. Currently there are no plan assets and the Company funds the benefits as the claims are paid.

The effect of a one-percentage-point annual increase in the assumed healthcare cost trend rate would increase the service and interest cost components of the healthcare benefits by $155, while a one-percentage-point decrease in the trend rate would decrease the service and interest components of the healthcare benefits by $137.

The postretirement benefit obligation was determined by application of the terms of medical and life insurance plans together with relevant actuarial assumptions and healthcare cost trend rates projected at annual rates declining from 7.0 percent in 2000 to 4.75 percent through the year of 2013 and remain at that level thereafter. The effect of a one-percentage-point annual increase in these assumed healthcare cost trend rates would increase the healthcare accumulated postretirement benefit obligation by $2,910, while a one-percentage-point decrease in the trend rate would decrease the accumulated postretirement benefit obligation by $2,575.

The following table sets forth the change in benefit obligation, change in plan assets, the funded status, the Consolidated Balance Sheet presentation and the relevant assumptions for the Company’s defined benefit pension plans and health and life insurance postretirement benefits at December 31:

	Pension Benefits		Health and Life Benefits

	2001	2000	2001	2000

Change in benefit obligation
Benefit obligation at beginning of year	$240,372	$240,229	$26,098	$20,554
Service cost	7,868	7,510	44	42
Interest cost	18,303	17,081	1,979	1,589
Assumption change	20,656	(16,991)	1,326	5,550
Liability (gain) loss	(256)	496	6,712	570
Benefits paid	(10,185)	(8,584)	(2,721)	(2,207)
Expenses paid	(543)	(297)	—	—
Other	(63)	928	—	—
Special termination benefits	4,470	—	2,495	—

Benefit obligation at end of year	$280,622	$240,372	$35,933	$26,098
Change in plan assets
Fair value of plan assets at beginning of year	$358,409	$310,313	$—	$—
Employer contributions	1,353	1,381	2,721	2,207
Benefits paid	(10,185)	(8,584)	(2,721)	(2,207)
Expenses paid	(543)	(297)	—	—
Investment return	(62,726)	55,596	—	—

Fair value of plan assets at end of year	$286,308	$358,409	$—	$—
Funded status
Funded status	$5,686	$118,037	$(35,933)	$(26,098)
Unrecognized net loss (gain)	3,022	(112,614)	10,506	2,570
Prior service costs not yet recognized	7,165	5,764	—	—
Unrecognized net transition obligation	(5,143)	(6,687)	—	—

Prepaid (accrued) pension cost	$10,730	$4,500	$(25,427)	$(23,528)
Amounts recognized in Balance Sheet
Prepaid benefit cost	$31,353	$23,492	$—	$—
Accrued benefit liability	(29,486)	(23,258)	(25,427)	(23,528)
Intangible asset	4,404	2,265	—	—
Accumulated other comprehensive income	4,459	2,001	—	—

Net amount recognized	$10,730	$4,500	$(25,427)	$(23,528)

	Pension Benefits			Health and Life Benefits

	2001	2000	1999	2001	2000	1999

Net periodic pension benefit cost
Service cost	$7,867	$7,510	$9,797	$44	$42	$65
Interest cost	18,303	17,081	16,883	1,979	1,589	1,459
Expected return on assets	(31,117)	(26,986)	(21,800)	—	—	—
Transition (asset) obligation recognition	(1,545)	(1,485)	(1,484)	—	—	—
Prior service cost amortization	1,162	965	1,062	—	—	—
Net (gain) loss recognition	(3,992)	(2,804)	608	101	(133)	(47)

Net periodic pension (benefit) cost	$(9,322)	$(5,719)	$5,066	$2,124	$1,498	$1,477
One-time early retirement expense	4,507	—	—	2,495	—	—

Total, net of one-time early retirement expense	$(4,815)	$(5,719)	$5,066	$4,619	$1,498	$1,477

Weighted-average assumptions as of September 30 valuation date
Discount rate	7.25%	7.75%	7.50%	7.25%	7.75%	7.50%
Long-term rate of return on plan assets	9.50%	10.00%	9.25%	—	—	—
Rate of increase in compensation level	5.00%	5.00%	5.00%	—	—	—

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $(51,874), $(48,607) and $19,182, respectively, as of December 31, 2001, and $(23,731), $(20,647) and $0, respectively, as of December 31, 2000. The amounts included within other comprehensive income arising from a change in the additional minimum pension liability, net of tax, were $(1,628) and $1,507 in 2001 and 2000, respectively. In 2001, as a part of the corporate realignment plan, the Company offered a Voluntary Early Retirement Package (VERP) to qualifying employees, which resulted in a one-time additional charge of $4,507 in pension and $2,495 in health and life benefits expense.

The Company offers an employee 401(k) Savings Plan (Savings Plan) to encourage eligible employees to save on a regular basis by payroll deductions, and to provide them with an opportunity to become shareholders of the Company. Under the Savings Plan for the year ended December 31, 2001, the Company matched 60 percent of a participating employee’s first 3 percent of contributions and 30 percent of a participating employee’s second 3 percent of contributions. Total Company match in 2001, 2000 and 1999 was $6,100, $7,155 and $9,012, respectively.

NOTE 13: LEASES

The Company’s future minimum lease payments due under operating leases for real and personal property in effect at December 31, 2001 are as follows:

		Real	Vehicles and
Expiring	Total	Estate	Equipment

2002	$33,042	$13,073	$19,969
2003	27,407	11,128	16,279
2004	19,992	9,412	10,580
2005	12,442	7,955	4,487
2006	7,060	6,204	856
Thereafter	7,110	7,106	4

	$107,053	$54,878	$52,175

Rental expense for 2001, 2000 and 1999 under all lease agreements amounted to approximately $40,032, $36,361 and $32,281, respectively.

NOTE 14: INCOME TAXES

Income tax expense attributable to income from continuing operations consists of:

	2001	2000	1999

Federal and international
Current	$55,155	$48,584	$55,317
Deferred	(25,465)	13,266	10,840

	$29,690	$61,850	$66,157
State and local
Current	$5,027	$3,373	$4,176
Deferred	(1,771)	2,215	2,149

	3,256	5,588	6,325

Total income tax expense	$32,946	$67,438	$72,482

In addition to the 2001 income tax expense of $32,946, certain deferred income tax benefits of $2,241 were allocated directly to shareholders’ equity.

A reconciliation of the difference between the U.S. statutory tax rate and the effective tax rate is as follows:

	2001	2000	1999

Statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	2.1	1.8	2.0
Exempt income	(4.3)	(2.6)	(3.3)
Insurance contracts	(1.0)	(0.6)	(0.2)
Other	1.2	(0.6)	2.5

Effective tax rate	33.0%	33.0%	36.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	2001	2000
Deferred Tax Assets:
Postretirement benefits	$18,073	$17,017
Accrued expenses	20,260	8,445
Inventory	6,595	1,417
Partnership income	625	2,790
Realignment charges	8,099	—
Deferred revenue	867	3,372
Net operating loss carryforwards	13,286	3,305
State deferred taxes	5,462	3,692
Other	15,087	15,492

	88,354	55,530
Valuation allowance	(2,062)	(2,602)

Net deferred tax assets	$86,292	$52,928

Deferred Tax Liabilities:
Pension	$13,375	$10,451
Amortization	1,248	987
Depreciation	6,551	6,957
Finance receivables	5,481	7,231
Other	8,957	4,026

Net deferred tax liabilities	35,612	29,652

Net deferred tax asset	$50,680	$23,276

At December 31, 2001, the Company’s international subsidiaries had deferred tax assets relating to net operating loss carryforwards of $13,286, $5,791 of which expires in years 2002 through 2011, and $7,495 of which has an indefinite carryforward period. The Company recorded a valuation allowance to reflect the estimated amount of deferred tax assets, which, more likely than not, will not be realized. The valuation allowance relates to certain international net operating losses and other international deferred tax assets.

NOTE 15: COMMITMENTS AND CONTINGENCIES

At December 31, 2001, the Company was a party to several lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the Company’s financial position or results of operations. While in management’s opinion the financial statements would not be materially affected by the outcome of any present legal proceedings, commitments, or asserted claims, management is aware of a claim by the Internal Revenue Service concerning the deductibility of interest related to loans from the Company’s corporate owned life insurance (“COLI”) programs.

This claim represents an exposure for additional taxes of approximately $17,600, excluding interest. Management is aware that both the U.S. Tax Court and the United States District Court for the District of Delaware have reached decisions disallowing the deduction of interest on COLI loans of two similarly situated companies.

Notwithstanding these adverse court decisions, management believes that the Company’s facts and circumstances are different from the above referenced court cases. The Company has made no provision for any possible earnings impact from this matter because it believes it has a meritorious position and will vigorously contest the IRS’ claim. In the event the resolution of this matter is unfavorable, it may have a material adverse effect on the Company’s result of operations for the period in which such unfavorable resolution occurs.

NOTE 16: SEGMENT INFORMATION

The Company has defined its segments into its three main sales channels: Diebold North America (DNA), Diebold International (DI) and Other, which combines several of the Company’s smaller sales channels. These sales channels are evaluated based on revenues from customers and operating profit contribution to the total corporation. A reconciliation between segment information and the Consolidated Financial Statements is also disclosed. All income and expense items below operating profit are not allocated to the segments and are not disclosed. Revenue by geography and revenue by product and service solution are also disclosed. Information for previous years has been restated to reflect the change.

The DNA segment sells financial and retail systems and also services financial, retail and medical systems in the United States and Canada. The DI segment sells and services financial and retail systems over the remainder of the globe. The segment called Other sells miscellaneous parts and products to other customers. Included in this segment are the results of the MedSelect business, which was sold in July 2001 as a part of the Company’s restructuring plan. See Note 8 for additional information pertaining to the realignment plan. Each of the sales channels buys the goods it sells from the Company’s manufacturing plants through intercompany sales that are eliminated on consolidation, and intersegment revenues are not significant. Each year, intercompany pricing is agreed upon, which drives the sales channel operating profit contribution. Assets includes cash, accounts receivable, inventory, property, plant and equipment, deferred tax assets, prepaids, goodwill and other assets. As permitted under SFAS No. 131, certain information not routinely used in the management of these segments, information not allocated back to the segments, or information that is impractical to report, is not shown. Items not disclosed are as follows: interest revenue, interest expense, amortization, equity in the net income of investees accounted for by the equity method, income tax expense or benefit, extraordinary items, significant noncash items and total assets.

More than 90 percent of the Company’s customer revenues are derived from the sale and servicing of financial systems and equipment. The Company had no customers in 2001, 2000, and 1999 that accounted for more than 10 percent of total net sales.

	DNA	DI	Other	Total

2001 Segment Information by Channel
Customer revenues	$1,008,500	$740,669	$11,128	$1,760,297
Realignment, special and other charges	19,687	21,847	48,359	89,893
Operating profit	156,377	68,217	(85,685)	138,909
Capital expenditures	22,103	44,159	2,394	68,656
Depreciation	21,139	16,473	7,841	45,453
Long-lived assets	207,344	94,468	111,241	413,053

2000 Segment Information by Channel
Customer revenues	$1,000,748	$729,878	$12,982	$1,743,608
Operating profit	185,754	67,150	(23,949)	228,955
Capital expenditures	22,063	16,290	4,341	42,694
Depreciation	20,405	7,235	8,261	35,901
Long-lived assets	205,165	53,810	104,518	363,493

1999 Segment Information by Channel
Customer revenues	$955,622	$293,316	$10,239	$1,259,177
Realignment charges	—	—	(3,261)	(3,261)
Operating profit	173,228	54,922	(42,027)	186,123
Capital expenditures	14,192	11,381	14,768	40,341
Depreciation	17,845	8,966	7,898	34,709
Long-lived assets	198,914	30,326	91,400	320,640

	2001	2000	1999

Revenue by Geography
The Americas	$1,337,694	$1,407,210	$1,112,379
Asia-Pacific	110,682	96,666	68,023
Europe, Middle East and Africa	311,921	239,732	78,775

Total Revenue	$1,760,297	$1,743,608	$1,259,177

Total Revenue Domestic vs. International

Domestic	$998,945	$992,638	$939,016
Percentage of total revenue	56.7%	56.9%	74.6%
International	761,352	750,970	320,161
Percentage of total revenue	43.3%	43.1%	25.4%

Total Revenue	$1,760,297	$1,743,608	$1,259,177

Total Revenue by Product/Service Solution

Self-service solutions hardware	$697,496	$642,018	$504,153
Professional and special services	74,475	78,377	13,328
Maintenance services	652,380	588,911	441,821

Total Financial self-services	1,424,351	1,309,306	959,302

Security solutions
Hardware	150,694	146,766	146,420
Maintenance services	183,294	169,871	143,519

Total Security solutions	333,988	316,637	289,939

Voting	—	106,535	—
MedSelect and other	1,958	11,130	9,936

Total Revenue	$1,760,297	$1,743,608	$1,259,177

NOTE 17: ACQUISITIONS

On October 25, 2001, the Company acquired select properties and operations of Mosler, Inc. in the United States and Canada, including the physical and electronic security assets, currency processing equipment, certain service and support activities, and related properties. The acquisition was completed for approximately $33,382 including legal and professional fees. Goodwill acquired in the transaction amounted to $14,151, which will not be amortized. However, it will be analyzed periodically for impairment due to the adoption of SFAS No. 142. The results of the acquisition, which were included in the 2001 year-end Consolidated Financial Statements, were not material.

On April 17, 2000, the Company announced the completion of its acquisition of the financial self-service assets and related development activities of European-based Groupe Bull and Getronics NV. The businesses acquired include ATMs, cash dispensers, other self-service terminals and related services primarily for the global banking industry. The acquisition was completed for approximately $147,600. Goodwill that was acquired in the transaction amounted to $141,641, and was being amortized over a 20-year life. It will no longer be amortized effective January 1, 2002 due to the adoption of SFAS No. 142. The reported revenue from the acquisition was $148,785 for the period of April 17, 2000 through December 31, 2000.

In 1999, the Company made several strategic acquisitions to enhance its globalization strategy. On October 21, 1999, the Company acquired Procomp Amazônia Indústria Eletronica, S.A. (Procomp), a Brazilian manufacturer and marketer of innovative technical solutions, including ATMs, personal computers, servers, software, professional services and retail and banking automation equipment. The acquisition was purchased with a combination of cash and stock for $222,310. The value of the shares issued was $41,953. Prior to the acquisition, Procomp was a major distributor for the Company in Latin America. Goodwill acquired in the transaction amounted to $135,219, which was being amortized over 17 years. Again, due to the adoption of SFAS No. 142, amortization will no longer be recognized effective January 1, 2002. Procomp reported revenue of $309,167 and $41,615 for the year ended December 31, 2000 and the period of October 22, 1999 through December 31, 1999, respectively.

All of the acquisitions mentioned above have been accounted for as purchase business combinations and, accordingly, the purchase prices have been allocated to identifiable tangible and intangible assets acquired and liabilities assumed, based upon their respective fair values, with the excess allocated to goodwill.

NOTE 18: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, “Accounting For Derivative Instruments and Hedging Activities,” which for the Company was effective January 1, 2001. SFAS No. 133 established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recognized on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative instrument’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument’s gains and losses to partially or wholly offset related results on the hedged item in the income statement, and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The cumulative effect of adopting SFAS No. 133 as of January 1, 2001 was not material to the Company’s consolidated financial statements.

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

The Company records all derivatives on the balance sheet at fair value. For derivative instruments not designated as hedging instruments, changes in their fair values are recognized in earnings in the current period. Results from settling the Company’s forward contracts were not material to the financial statements as of December 31, 2001.

Diebold manages its debt portfolio by using interest rate swaps to achieve an overall desired position of fixed and variable rates. In 2001, the Company entered into the following interest rate swap contracts that remained outstanding at December 31, 2001:

Interest rate swaps relating to debt held by the Company. The swaps convert $50 million notional amount from variable rates to fixed rates. The variable rates for these contacts at December 31, 2001, based on three month LIBOR rates, ranged from 2.01 percent to 2.03 percent versus fixed rates of 4.36 percent and 4.72 percent. These contracts mature throughout 2003.

Based on current interest rates for similar transactions, the fair value of all interest rate swap agreements is not material.

Credit and market risk exposures are limited to the net interest differentials. The net payments or receipts from interest rate swaps are recorded as part of interest expense and are not material.

The company is exposed to credit loss in the event of nonperformance by counterparties on the above instruments, but does not anticipate nonperformance by any of the counterparties.

NOTE 19: SUBSEQUENT EVENTS

On January 22, 2002, the Company announced the acquisition of Global Election Systems, Inc. (GES), now known as Diebold Election Systems, a manufacturer of electronic voting terminals. The acquisition was effected in a combination of cash and stock for a total purchase price of $24,225. A cash payment of $4,845 was made in January 2002 with the remaining purchase price consisting of a stock purchase of $19,380. During 2001, the Company entered into a $6,000 convertible bridge loan with GES, which will be converted to an intercompany loan subsequent to the acquisition.

NOTE 20: QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

See “Comparison of Selected Quarterly Financial Data (Unaudited)” on page 39 of this Annual Report on Form 10-K.

Forward-Looking Statement Disclosure

In the Company’s written or oral statements, the use of the words “believes,” “anticipates,” “expects” and similar expressions is intended to identify forward-looking statements that have been made and may in the future be made by or on behalf of the Company, including statements concerning future operating performance, the Company’s share of new and existing markets, and the Company’s short- and long-term revenue and earnings growth rates. Although the Company believes that its outlook is based upon reasonable assumptions regarding the economy, its knowledge of its business, and on key performance indicators that impact the Company, there can be no assurance that the Company’s goals will be realized. The Company is not obligated to report changes to its outlook. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company’s uncertainties could cause actual results to differ materially from those anticipated in forward-looking statements. These include, but are not limited to:

•	competitive pressures, including pricing pressures and technological developments;

•	changes in the Company’s relationships with customers, suppliers, distributors and/or partners in its business ventures;

•	changes in political, economic or other factors such as currency exchange rates, inflation rates, recessionary or expansive trends, taxes and regulations and laws affecting the worldwide business in each of the Company’s operations, including Brazil, where a significant portion of the Company’s revenue is derived;

•	acceptance of the Company’s product and technology introductions in the marketplace;

•	unanticipated litigation, claims or assessments;

•	ability to reduce costs and expenses and improve internal operating efficiencies; and

•	variation in consumer demand for biometrics and self-service technologies, products and services.

Comparison of Selected Quarterly Financial Data (Unaudited)

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter

(Dollars in thousands	2001	2000	2001	2000	2001	2000	2001	2000
except per share amounts)

Net sales	$383,854	$344,592	$423,613	$442,102	$444,627	$479,950	$508,203	$476,964
Gross profit	117,157	116,823	133,038	142,219	140,426	150,387	133,444	154,710
Net income*	7,557	31,260	27,790	35,833	14,265	34,901	17,281	34,925
Basic earnings
per share*	0.11	0.44	0.39	0.50	0.20	0.49	0.24	0.49
Diluted earnings
per share*	0.11	0.44	0.39	0.50	0.20	0.49	0.24	0.49

•     The sum of the quarterly figures does not equal annual figures due to rounding or differences in the weighted-average number of shares outstanding during the respective periods.

See Note 20 to Consolidated Financial Statements and 5-Year Summary 2001-1997

INDEPENDENT AUDITORS’ REPORT ON
FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Shareholders
Diebold, Incorporated:

We have audited the accompanying consolidated balance sheets of Diebold, Incorporated and subsidiaries (Company) as of December 31, 2001 and 2000 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2001. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in Item 14 (a)(2) of Form 10-K of Diebold, Incorporated for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diebold, Incorporated and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/KPMG LLP

KPMG LLP Cleveland, Ohio January 23, 2002

Report of Management

The management of Diebold, Incorporated is responsible for the contents of the consolidated financial statements, which are prepared in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements necessarily include amounts based on judgments and estimates. Financial information elsewhere in the annual report is consistent with that in the consolidated financial statements.

The Company maintains a comprehensive accounting system that includes controls designed to provide reasonable assurance as to the integrity and reliability of the financial records and the protection of assets. An internal audit staff is employed to regularly test and evaluate both internal accounting controls and operating procedures, including compliance with the Company’s statement of policy regarding ethical and lawful conduct. The role of KPMG LLP, the independent auditors, is to provide an objective examination of the consolidated financial statements and the underlying transactions in accordance with auditing standards generally accepted in the United States of America. The report of KPMG LLP accompanies the consolidated financial statements.

The Audit Committee of the Board of Directors, composed of directors who are not members of management, meets regularly with management, the independent auditors and the internal auditors to ensure that their respective responsibilities are properly discharged. KPMG LLP and the Managing Director of Internal Audit have full and free independent access to the Audit Committee.

/s/Gregory T. Geswein Gregory T. Geswein Senior Vice President and Chief Financial Officer

5-Year Summary 2001-1997
Diebold, Incorporated and Subsidiaries
Selected Financial Data
(In thousands, except per share amounts and ratios)

	2001	2000	1999	1998	1997

Operating Results
Net sales	$1,760,297	$1,743,608	$1,259,177	$1,185,707	$1,226,936
Cost of sales	1,236,232	1,179,469	802,365	779,457	796,836
Gross profit	524,065	564,139	456,812	406,250	430,100
Selling and administrative expense	283,275	279,833	221,393	194,535	191,842
Research, development and engineering expense	59,612	55,351	50,507	54,215	54,397
In-process research and development	—	—	2,050	—	—
Operating profit	138,909	228,955	186,123	106,247	183,861
Other income (expense), net	(34,173)	(21,558)	16,384	15,403	6,894
Minority interest	(4,897)	(3,040)	(1,169)	(1,843)	(5,096)
Income before taxes	99,839	204,357	201,338	119,807	185,659
Taxes on income	32,946	67,438	72,482	43,659	63,143
Net income	66,893	136,919	128,856	76,148	122,516
Realignment, special and other charges (Note A)	109,893	—	(3,261)	61,117	—
Basic earnings per share (Note B)	0.94	1.92	1.86	1.10	1.78
Diluted earnings per share (Note B)	0.93	1.92	1.85	1.10	1.76

Dividend and Common Share Data
Basic weighted-average shares outstanding (Note B)	71,524	71,296	69,359	68,960	68,939
Diluted weighted-average shares outstanding (Note B)	71,783	71,479	69,562	69,310	69,490
Common dividends paid	$45,774	$44,271	$41,668	$38,631	$34,473
Common dividends paid per share (Note B)	0.64	0.62	0.60	0.56	0.50

Year-End Financial Position
Current assets	$952,426	$804,363	$647,936	$543,548	$549,837
Current liabilities	658,018	566,792	382,407	235,533	242,080
Net working capital	294,408	237,571	265,529	308,015	307,757
Property, plant and equipment, net	190,198	174,946	160,724	147,131	143,901
Total assets	1,651,913	1,585,427	1,298,831	1,004,188	991,050
Long-term debt, less current maturities	20,800	20,800	20,800	20,800	20,800
Shareholders’ equity	903,110	936,066	844,395	699,123	668,581
Shareholders’ equity per share (Note C)	12.66	13.08	11.88	10.15	9.69

Ratios
Pretax profit on sales (%)	5.7%	11.7%	16.0%	10.1%	15.1%
Current ratio	1.4 to 1	1.4 to 1	1.7 to 1	2.3 to 1	2.3 to 1

Other Data
Capital expenditures	$68,656	$42,694	$40,341	$30,768	$67,722
Depreciation	45,453	35,901	34,709	25,649	18,701

Note A —	In the second quarter of 1998, the Company recorded realignment and special charges of $61,117 ($41,850 after-tax or $0.60 per diluted share). The realignment concluded as of December 31, 1999 with $3,261 of the original realignment accrual being brought back through income. In 2001, the Company recorded realignment, special and other charges of $109,893 ($73,628 after tax or $1.03 per diluted share).

Note B —	After adjustment for stock splits.

Note C —	Based on shares outstanding at year-end adjusted for stock splits.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no changes in accountants or disagreements with accountants on accounting and financial disclosures.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information with respect to directors of the Company is included on pages 3 through 8 of the Company’s proxy statement for the 2002 Annual Meeting of Shareholders (“2002 Annual Meeting”) and is incorporated herein by reference. Refer to pages 6 through 9 of this Form 10-K for information with respect to executive officers. Information with respect to Section 16(a) Beneficial Ownership Reporting Compliance” is included on page 7 of the Company’s proxy statement for the 2002 Annual Meeting and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     Information with respect to executive compensation is included on pages 9 through 17 of the Company’s proxy statement for the 2002 Annual Meeting and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information with respect to security ownership of certain beneficial owners and management is included on pages 3 through 7 of the Company’s proxy statement for the 2002 Annual Meeting and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information with respect to certain relationships and related transactions set forth under the caption “Compensation Committee Interlocks and Insider Participation” on page 8 of the Company’s proxy statement for the 2002 Annual Meeting is incorporated herein by reference.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.

   (a)    Documents filed as a part of this report.

1.	The following Consolidated Financial Statements are set forth in Item 8 (“Financial Statements and Supplemental Data”) above:

•	Consolidated Balance Sheets

•	Consolidated Statements of Income

•	Consolidated Statements of Shareholders’ Equity

•	Consolidated Statements of Cash Flows

2.	The following additional information for the years 2001, 2000, and 1999 is submitted herewith:

Independent Auditors’ Report on Consolidated Financial Statements and Financial Statement Schedule

SCHEDULE II	Valuation and Qualifying Accounts

All other schedules are omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K. (continued)

3.		Exhibits

	3.1 (i)	Amended and Restated Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.1 (i) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.

	3.1 (ii)	Code of Regulations — incorporated by reference to Exhibit 4(c) to Registrant’s Post-Effective Amendment No. 1 to Form S-8 Registration Statement No. 33-32960.

	3.2	Certificate of Amendment by Shareholders to Amended Articles of Incorporation of Diebold, Incorporated —incorporated by reference to Exhibit 3.2 to Registrant’s Form 10-Q for the quarter ended March 31, 1996.

	3.3	Certificate of Amendment to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.3 to Registrant’s Form 10-K for the year ended December 31, 1998.

	4.	Rights Agreement dated as of February 11, 1999 between Diebold, Incorporated and The Bank of New York — incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form 8-A dated February 11, 1999.

*	10.1	Form of Employment Agreement as amended and restated as of September 13, 1990— incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990.

*	10.2	Schedule of Certain Officers who are Parties to Employment Agreements in the form of Exhibit 10.1- incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

*	10.5 (i)	Supplemental Employee Retirement Plan (as amended January 1, 1994) — incorporated by reference to Exhibit 10.5 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.

*	10.5 (ii)	Amendment No. 1 to the Amended and Restated Supplemental Retirement Plan – incorporated by reference to Exhibit 10.5 (ii) of Registrant’s Form 10-Q for the quarter ended March 31, 1998.

*	10.7 (i)	1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992.

*	10.7 (ii)	Amendment No. 1 to the Amended and Restated 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated – incorporated by reference to Exhibit 10.7 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998.

*	10.8	1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 – incorporated by reference to Exhibit 4(a) to Form S-8 Registration Statement No. 333-60578.

*	10.9	Long-Term Executive Incentive Plan — incorporated by reference to Exhibit 10.9 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.

*	10.10 (i)	1992 Deferred Incentive Compensation Plan (as amended and restated as of July 1, 1993) — incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.

*	10.10 (ii)	Amendment No. 1 to the Amended and Restated 1992 Deferred Incentive Compensation Plan— incorporated by reference to Exhibit the quarter ended 10.10 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998.

*	10.10 (iii)	Amendment No. 2 to the Amended and Restated 1992 Deferred Incentive Compensation Plan — incorporated by reference to Exhibit 10.10 (iii) to Registrant’s Form 10-Q for the quarter ended September 30, 1998.

*	10.11	Annual Incentive Plan — incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

*	10.13 (i)	Forms of Deferred Compensation Agreement and Amendment No. 1 to Deferred Compensation Agreement — incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.

*	10.13 (ii)	Section 162 (m) Deferred Compensation Agreement (as amended and restated January 29, 1998) — incorporated by reference to Exhibit 10.13 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998.

*	10.14	Deferral of Stock Option Gains Plan — incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.

*	10.15	Employment Agreement with Walden W. O’Dell —incorporated by reference to Exhibit 10.15 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

*	10.16	Separation Agreement with Gerald F. Morris —incorporated by reference to Exhibit 10.16 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

	10.17 (i)	Loan Agreement dated as of December 1, 1999 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, Michigan as Agent — incorporated by reference to Exhibit 10.17 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

	10.17 (ii)	First Amendment to Loan Agreement dated as of December 1, 1999 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, Michigan as Agent – incorporated by reference to Exhibit 10.17(ii) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

	10.17 (iii)	Second Amendment to Loan Agreement dated as of December 1, 1999 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, Michigan as Agent— incorporated by reference to Exhibit 10.17(iii) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

	10.17 (iv)	Third Amendment to Loan Agreement dated as of March 30, 2001 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, Michigan as Agent – incorporated by reference to Exhibit 10.17(iv) of Registrant’s Form 10-Q for the quarter ended June 30, 2001.

	10.17 (v)	Fourth Amendment to Loan Agreement dated as of February 13, 2002 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, Michigan as Agent.

*	10.18	Retirement and Consulting Agreement with Robert W. Mahoney – incorporated by reference to Exhibit 10.18 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

*	10.19	Employment Agreement with Wesley B. Vance – incorporated by reference to Exhibit 10.19 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

	21.	Subsidiaries of the Registrant.

	23.	Consent of Independent Auditors.

	24.	Power of Attorney.

*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 14(c) of this report.

(b)	Reports on Form 8-K.

No reports on Form 8-K were filed by Registrant during the fourth quarter of 2001.

(c)	Refer to page 49 of this Form 10-K for an index of exhibits to this Form 10-K.

(d)	Refer to page 40 of this Form 10-K for information concerning the Independent Auditors’ Report on Consolidated Financial Statements and Financial Statement Schedule and page 48 of this Form 10-K for Schedule II - Valuation and Qualifying Accounts.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIEBOLD, INCORPORATED

March 15, 2002 Date	By: /s/Walden W. O’Dell Walden W. O’Dell Chairman of the Board, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Walden W. O’Dell Walden W. O’Dell	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2002

/s/Gregory T. Geswein Gregory T. Geswein	Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	March 15, 2002

/s/Louis V. Bockius III Louis V. Bockius III	Director	March 15, 2002

/s/Richard L. Crandall Richard L. Crandall	Director	March 15, 2002

/s/Gale S. Fitzgerald Gale S. Fitzgerald	Director	March 15, 2002

* Donald R. Gant	Director	March 15, 2002

/s/L. Lindsey Halstead L. Lindsey Halstead	Director	March 15, 2002

* Phillip B. Lassiter	Director	March 15, 2002

* John N. Lauer	Director	March 15, 2002

Signature	Title	Date

* William F. Massy	Director	March 15, 2002

* Eric J. Roorda	Director	March 15, 2002

/s/W.R. Timken, Jr. W. R. Timken, Jr.	Director	March 15, 2002

•	The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and directors of the Registrant and filed with the Securities and Exchange Commission on behalf of such officers and directors.

Dated: March 15, 2002	*By:	/s/Gregory T. Geswein Gregory T. Geswein, Attorney-in-Fact

DIEBOLD, INCORPORATED AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

	Balance at			Balance
	beginning			at end
	of year	Additions	Deductions	of year

Year ended December 31, 2001

Allowance for doubtful accounts	$12,092,712	$10,425,245	$15,463,511	$7,054,446

Year ended December 31, 2000

Allowance for doubtful accounts	$9,220,753	$9,662,685	$6,790,726	$12,092,712

Year ended December 31, 1999

Allowance for doubtful accounts	$8,373,672	$9,744,245	$8,897,164	$9,220,753

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT DESCRIPTION	PAGE NO.

10.17(v)	Fourth Amendment to Loan Agreement dated as of February 13, 2002 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, Michigan as Agent	50

21	Subsidiaries of the Registrant	51

23	Consent of Independent Auditors	52

24	Power of Attorney	53