Form 10-Q
period 2002-03-31
DIEBOLD INC
filed 2002-05-14
CIK 28823

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Yes    X     No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Shares, as of the latest practicable date.

Class	Outstanding at May 9, 2002
Common Shares $1.25 Par Value	71,981,161 Shares

DIEBOLD, INCORPORATED AND SUBSIDIARIES

FORM 10-Q

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	(Unaudited)
	March 31, 2002	December 31, 2001

ASSETS
Current assets
Cash and cash equivalents	$65,354	$73,768
Short-term investments	43,018	51,901
Trade receivables less allowances of $7,207 and $7,054, respectively	396,721	387,201
Notes receivable	3,685	5,870
Inventories	257,087	235,923
Finance receivables	8,878	20,602
Deferred income taxes	48,539	48,539
Prepaid expenses and other current assets	111,404	97,792

Total current assets	934,686	921,596
Securities and other investments	61,614	65,430
Property, plant and equipment, at cost	422,595	413,053
Less accumulated depreciation and amortization	230,708	222,855

	191,887	190,198
Deferred income taxes	2,949	2,141
Finance receivables	20,068	31,382
Goodwill	311,085	275,685
Other assets	117,015	134,651

	$1,639,304	$1,621,083

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$215,763	$229,703
Accounts payable	119,057	143,421
Estimated income taxes	19,520	32,584
Accrued insurance	14,139	14,439
Deferred income	133,468	81,011
Other current liabilities	108,497	126,030

Total current liabilities	610,444	627,188
Bonds payable	20,800	20,800
Pensions and other benefits	29,105	28,425
Postretirement and other benefits	32,777	32,178
Minority interest	10,302	9,382
Commitments and contingencies	—	—
Shareholders’ equity
Preferred Shares, no par value, authorized 1,000,000 shares,	—	—
none issued
Common shares, par value $1.25, authorized 125,000,000 shares; issued 72,835,168 and 72,195,600 shares, respectively outstanding 71,968,406 and 71,356,670 shares, respectively	91,044	90,245
Additional capital	126,047	103,390
Retained earnings	819,811	805,182
Treasury shares, at cost (866,762 and 838,930 shares, respectively)	(29,759)	(28,724)
Accumulated other comprehensive loss	(64,212)	(60,446)
Other	(7,055)	(6,537)

Total shareholders’ equity	935,876	903,110

	$1,639,304	$1,621,083

See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (Unaudited)
 (Dollars in thousands except for per share amounts)

	Three Months Ended
	March 31,

	2002	2001

Net Sales
Products	$181,299	$188,458
Services	219,747	195,396

	401,046	383,854
Cost of sales
Products	116,973	113,629
Special charges	—	4,000
Services	163,002	147,006

	279,975	264,635
Gross Profit	121,071	119,219
Selling and administrative expense	65,946	69,033
Research, development and engineering expense	14,931	15,533
Realignment charges	—	21,124

	80,877	105,690
Operating Profit	40,194	13,529
Other income (expense)
Investment income	2,000	4,874
Interest expense	(2,723)	(4,143)
Miscellaneous, net	710	(2,150)
Minority interest	(920)	(831)

Income before taxes	39,261	11,279
Taxes on income	12,760	3,722

Net income	$26,501	$7,557

Basic weighted-average shares outstanding	71,807	71,554
Diluted weighted-average shares outstanding	72,170	71,741
Basic earnings per share	$0.37	$0.11
Diluted earnings per share	$0.37	$0.11
Cash dividends paid per Common Share	$0.165	$0.160

See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,

	2002	2001

Cash flow from operating activities:
Net income	$26,501	$7,557
Adjustments to reconcile net income to cash provided by operating activities:
Minority share of income	920	831
Depreciation and amortization	13,139	19,042
Deferred income taxes	(760)	2,801
(Gain) loss on disposal of assets, net	(473)	479
Loss on sale of investments, net	162	—
Cash provided (used) by changes in certain assets and liabilities:
Trade receivables	(4,928)	(1,738)
Inventories	(16,875)	(19,627)
Prepaid expenses and other current assets	(12,712)	(24,180)
Accounts payable	(26,307)	6,148
Certain other assets and liabilities	21,682	117,464

Net cash provided by operating activities	349	108,777
Cash flow from investing activities:
Payments for acquisitions, net of cash acquired	(3,682)	—
Proceeds from maturities of investments	15,292	15,669
Proceeds from sales of investments	2,991	—
Payments for purchases of investments	(6,463)	(11,284)
Capital expenditures	(8,426)	(16,706)
Decrease (increase) in net finance receivables	13,775	(11,920)
Increase in certain other assets	(2,571)	(40,340)

Net cash provided (used) by investing activities	10,916	(64,581)
Cash flow from financing activities:
Dividends paid	(11,872)	(11,449)
Notes payable borrowings	199,480	40,490
Notes payable repayments	(212,488)	(155,836)
Proceeds from securitization	9,200	71,160
Distribution of affiliate’s earnings to minority interest holder	—	(125)
Issuance of Common Shares	3,634	194
Repurchase of Common Shares	(1,035)	(511)

Net cash used by financing activities	(13,081)	(56,077)
Effect of exchange rate changes on cash	(6,598)	(2,438)

Decrease in cash and cash equivalents	(8,414)	(14,319)
Cash and cash equivalents at the beginning of the period	73,768	65,184

Cash and cash equivalents at the end of the period	65,354	50,865

See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except for per share amounts)

1.	The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. In addition, the Company’s statements in this Form 10-Q report may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. A discussion of these risks and uncertainties is contained in the management’s discussion and analysis of financial condition and results of operations in this Form 10-Q. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of results to be expected for the full year.

2.	The basic and diluted earnings per share computations in the condensed consolidated statements of income are based on the weighted-average number of shares outstanding during each period reported. The following data shows the amounts used in computing earnings per share and the effect on the weighted-average number of shares of dilutive potential common stock.

	Three Months Ended March 31,

	2002	2001

Numerator:
Income used in basic and diluted earnings per share	$26,501	$7,557
Denominator:
Basic weighted-average shares	71,807	71,554
Effect of dilutive fixed stock options	363	187

Diluted weighted-average shares	72,170	71,741

Basic earnings per share	$0.37	$0.11
Diluted earnings per share	$0.37	$0.11
Anti-dilutive shares not used in calculating diluted weighted-average shares	219	1,332

3. Inventory detail at:	March 31, 2002	December 31, 2001

Finished goods and service parts	$85,147	$58,551
Work in process	131,642	127,250
Raw materials	40,298	50,122

Total inventory	$257,087	$235,923

DIEBOLD, INCORPORATED AND SUBSIDIARIES

FORM 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands except for per share amounts)

4.	The Company has reclassified the presentation of certain prior-year information to conform with the current presentation format.

5.	The Company displays the balance of accumulated other comprehensive income separately from retained earnings and additional capital in the equity section of the Balance Sheet. Items considered to be other comprehensive income include adjustments made for foreign currency translation (under SFAS No. 52), pensions (under SFAS No. 87) and unrealized holding gains and losses on available-for-sale securities (under SFAS No. 115). Comprehensive income (loss) for the three months ended March 31, 2002 and 2001 was $22,735 and $(14,904), respectively.

6.	In June, 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 142 Goodwill and Other Intangible Assets, which for the Company, was effective January 1, 2002. SFAS 142 establishes accounting and reporting standards for acquired goodwill and other intangible assets in that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. Included in first quarter 2001 was goodwill amortization of $4,491, resulting in an earnings per share of $.11. Had SFAS 142 been in effect as of January 1, 2001 and goodwill was not amortized, earnings per share would have been $.15.

As required by SFAS 142, we are in the process of completing the transitional goodwill impairment test. While our testing is not final, we expect to record a non-cash impairment charge in the range of $0 to $50 million, as a cumulative effect of accounting change by the second quarter of 2002.

7.	In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting Results of Operations -Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the statement significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets held-for-sale are stated at lower of their fair values or carrying amounts and depreciation is no longer recognized. The Company has adopted the provisions of SFAS No. 144 as of January 1, 2002 and has determined that SFAS No. 144 has no impact on its financial position and results of operations.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands except for per share amounts)

8.	On January 22, 2002, the Company announced the acquisition of Global Election Systems Inc. (GES), now known as Diebold Election Systems, Inc., a manufacturer and supplier of electronic voting terminals and solutions. The acquisition was effected in a combination of cash and stock for a total purchase price of $24,667. A cash payment of $4,845 was made in January 2002 with the remaining purchase price being paid with Company stock valued at $19,822. The acquisition has been accounted for as a purchase business combination and, accordingly, the purchase price has been allocated to identifiable tangible and intangible assets acquired and liabilities assumed, based upon their respective fair values, with the excess allocated to goodwill. Goodwill and other intangibles acquired in the transaction amounted to $33,398.

Diebold Election Systems Inc. reported revenue of $14,422 for the period of January 22, 2002 through March 31, 2002.

9.	In determining reportable segments, the Company considers its operating and management structure and the types of information subject to regular review by its executive management team. Information subject to regular review by the Company’s management team is aggregated in three reporting segments consisting of its three main sales channels: Diebold North America (“DNA”), Diebold International (“DI”) and Other, which combines several of the Company’s smaller sales channels including Diebold Election Systems Inc. These sales channels are evaluated based on revenues from customers and operating profit contribution to the total corporation. A reconciliation between segment information and the Condensed Consolidated Financial Statements is also disclosed. All income and expense items below operating profit are not allocated to the segments and are not disclosed. Revenue by geography and revenue by product and service solution are also disclosed.

The DNA segment sells financial and retail systems and also services financial, retail, medical systems and educational customers in the United States and Canada. The DI segment sells and services financial and retail systems over the remainder of the globe. The segment called Other sells voting solutions and miscellaneous parts and products to other customers. Each of the sales channels buys the goods it sells from the Company’s manufacturing plants through inter-company sales that are eliminated on consolidation. Each year, inter-company pricing is agreed upon which drives sales channel operating profit contribution. As permitted under SFAS 131, certain information not routinely used in the management of these segments, information not allocated back to the segments or information that is impractical to report is not shown. Items not disclosed are as follows: interest revenue, interest expense, amortization, equity in the net income of investees accounted for by the equity method, income tax expense or benefit, extraordinary items, significant noncash items and total assets.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands except for per share amounts)

	DNA	DI	Other	Total

1st Quarter 2002 Segment Information by Channel
Customer revenues	$241,211	$144,880	$14,955	$401,046
Operating profit/(loss)	32,934	8,445	(1,185)	40,194
Capital expenditures	3,163	3,911	1,352	8,426
Depreciation	3,917	3,699	2,081	9,697
Long-lived assets	204,451	99,470	118,674	422,595
1st Quarter 2001 Segment Information by Channel
Customer revenues	$229,409	$151,083	$3,362	$383,854
Realignment and special charges	—	—	27,124	27,124
Operating profit/(loss)	32,008	7,571	(26,050)	13,529
Capital expenditures	9,891	6,799	16	16,706
Depreciation	5,366	1,555	1,845	8,766
Long-lived assets	204,044	61,926	109,135	375,105

Total Revenue by Geography

For the period ending March 31:

	2002	2001

The Americas	$322,218	$301,659
Asia-Pacific	23,982	21,202
Europe, Middle East and Africa	54,846	60,993

Total Revenue	$401,046	$383,854

Total Revenue by Product and Service Solutions

For the period ending March 31:

	2002	2001

Financial Self-Service
Products	$130,319	$146,842
Services	167,850	153,749

Total Financial Self-Service
Solutions	298,169	300,591
Security
Products	36,766	30,834
Services	51,689	39,546

Total Security Solutions	88,455	70,380
Voting Solutions	14,422	—

Total Excluding MedSelect and
InnoVentry	401,046	370,971
MedSelect	—	1,441
InnoVentry	—	11,442

Total Revenue	$401,046	$383,854

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of March 31, 2002
(Unaudited)
(Dollars in thousands except for per share amounts)

Material Changes in Financial Condition

Total assets for the first quarter ended March 31, 2002 were $1,639,304, representing an increase of $18,221, or 1.1 percent from December 31, 2001. Trade receivables less allowances increased by $9,520 or 2.5 percent due to increased international sales and the acquisition of Global Election Systems Inc. Inventories increased $21,164 or 9.0 percent, which was primarily driven by several large orders received at quarter end as well as including large orders associated with the recently acquired Global Election Systems Inc. The increase in prepaid expenses and other current assets of $13,612 or 13.9 percent was primarily due to the timing of payments for insurance and other premiums. Net short-term and long-term finance receivables decreased by $23,038 or 44.3 percent primarily due to additional securitizations of certain finance receivables during the first quarter of 2002, which resulted in gains on securitizations totaling $1,882 for the quarter. As a normal part of business, the Company expects to continue the practice of securitizing lease receivables. Goodwill increased by $35,400 or 12.8 percent primarily due to the January 2002 acquisition of the voting solutions provider, Global Election Systems Inc., now known as Diebold Election Systems Inc. Other assets decreased by $17,636 or 13.1 percent primarily due to a return of a portion of the Company’s investment in DCCF.

Total current liabilities were $610,444, representing a decrease of $16,744 or 2.7 percent from December 31, 2001. Notes payable decreased by $13,940 or 6.1 percent due to the paydown of the lines of credits through the use of cash generated from securitizations. Deferred income increased by $52,457 or 64.8 percent primarily due to an increase in the customer service base including the acquisition of the Bank of America service contract. Other current liabilities decreased by $17,533 or 13.9 percent primarily due to timing of payments.

At March 31, 2002, the Company had outstanding bank credit lines approximating $119,403, EUR 99,256 (translation $86,668), 8,887 Brazilian real (translation $3,825) and 11,000 Australian dollars (translation $5,867), with an additional $196,002 available under these agreements. Also, the Company has an outstanding revolving facility with a bank in place to fund the cash maintained in the Company’s owner-operated retail ATMs in the amount of $23,588, which is included in other current liabilities.

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

Minority interests of $10,302 represented the minority interest in Diebold Financial Equipment Company, Ltd (China), owned by the Aviation Industries of China and the Industrial and Commercial Bank of China, Shanghai Pudong Branch; in Diebold OLTP Systems, C.A (Venezuela), owned by five individual investors; in Diebold Colombia, owned by Richardson and Company Ltd; and in Diebold Services, S.A. (France), owned by Serse S.A and Solymatic S.A.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

As of March 31, 2002
(Unaudited)
(Dollars in thousands except for per share amounts)

Material Changes in Financial Condition (continued)

Shareholders’ equity was $935,876, representing an increase of $32,766 or 3.6 percent over December 31, 2001. Shareholders’ equity per Common Share at March 31, 2002 increased to $13.00 from $12.66 at December 31, 2001. The first quarter cash dividend of $0.165 per share was paid on March 8, 2002 to shareholders of record on February 15, 2002. On April 25, 2002, the second quarter cash dividend of $0.165 per share was declared payable on June 7, 2002 to shareholders of record on May 17, 2002. Diebold, Incorporated shares are listed on the New York Stock Exchange under the symbol of DBD. The market price during the first three months of 2002 fluctuated within the range of $35.49 and $43.55.

Management’s Analysis of Cash Flows

During the quarter ended 2002, the Company generated $349 in cash from operating activities, compared with $108,777 for the comparable period in 2001. In addition to net income of $26,501 adjusted for depreciation, amortization and minority interest of $14,059, net cash provided by operating activities for the quarter was negatively impacted by the increase in accounts receivable, inventories and prepaid expenses and other current assets and decrease in accounts payable. The increase in certain other assets and liabilities positively impacted cash provided by operating activities primarily due to the increase in deferred income.

The change in certain other assets and liabilities year over year was primarily the result of the increase in deferred income, the use of the realignment reserve, the increase in the estimated income tax liability, as well as the positive impact of foreign currency translation. The increase in deferred income was driven by a larger customer service base, which included the acquisition of the Bank of America service contract. The realignment program was completed in 2001, resulting in the use of the reserve established in the first quarter of 2001. Finally, the estimated income tax liability increased as a result of higher pre-tax income.

Results of Operations

Net sales for the first quarter of 2002 totaled $401,046 and was $17,192 higher than the comparable period in 2001. The increase in net sales occurred primarily in the Asia-Pacific region and in The Americas. Total product revenue decreased by $7,159 or 3.8 percent primarily due to tightened IT spending by customers early in the quarter. Service revenue increased by $24,351 or 12.5 percent due to an increase in our core service customer base and additional revenues as a result of the Bank of America service contract.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

As of March 31, 2002
(Unaudited)
(Dollars in thousands except for per share amounts)

Results of Operations (continued)

The total gross margin was 30.2 percent, down from 31.1 percent in the first quarter 2001. Excluding special charges, the first quarter 2001 total gross margin was 32.2 percent. Product gross margin decreased to 35.5 percent from 39.7 percent in the first quarter 2001 due to product mix, the loss of high-margin InnoVentry business and the strong dollar. The service gross margin was 25.8 percent, up from 24.8 percent from the first quarter 2001, due to improved performance in the North America service operations.

Total operating expenses were 20.2 percent, down from 27.5 percent from the first quarter 2001. Excluding realignment and MedSelect, first quarter 2001 operating expenses were 21.2 percent. This improvement was due to the streamlining of operations undertaken in 2001.

Net income was 6.6 percent of revenue compared to 2.0 percent in the first quarter 2001. Excluding realignment, special charges and MedSelect, first quarter 2001 net income was 6.9 percent of revenue.

Included in first quarter 2001 net income was goodwill amortization of $4,491. Had SFAS 142 been in effect as of January 1, 2001 and goodwill was not amortized, earnings per share in the first quarter of 2001 would have increased from the $.11 reported to $.15.

Segment Information

Diebold North America (“DNA”) customer revenues of $241,211 for the first quarter ended March 31, 2002 increased by $11,802, or 5.1 percent from the same period in 2001. The higher revenue levels were due to an increase in the service contract base as well as an increase in the security business which has benefited, in part, from the Mosler bankruptcy. DNA operating profits for the same period were largely unchanged year over year.

Diebold International (“DI”) customer revenues were $144,880 for the first quarter of 2002 representing a decrease of $6,203 or 4.1 percent from the same period in 2001. Asia-Pacific revenue increased by $2,780, or 13.1 percent from the same period in 2001 due to growing demands in the Asia-Pacific market. The offsetting decrease occurred in Europe, Middle East and Africa (“EMEA”) and Latin American (“LA”) markets. Despite lower current quarter revenues in EMEA and LA, total orders for product and service have increased in these areas versus the same period in 2001.

Other revenues were $14,955 for the first quarter of 2002 representing an increase of $11,593. This increase was primarily due to the acquisition of the voting solutions provider Global Election Systems Inc., now known as Diebold Election Systems Inc.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

As of March 31, 2002
(Unaudited)
(Dollars in thousands except for per share amounts)

Outlook

The following statements are based on current expectations. These statements are forward-looking and actual results may differ materially. These statements do not include the potential impact of any future mergers, acquisitions, disposals or other business combinations that may be completed after March 31, 2002.

The global efficiencies that the Company has experienced by balancing manufacturing, product rationalization, organizational alignment and process improvements will continue to benefit the Company into the second quarter and the remainder of 2002. In addition, non-recurring second quarter 2001 business from now defunct InnoVentry will negatively impact the year-over-year earnings per share comparison by $.01.

Taking these factors into consideration, expectations for the second quarter and year include:

•	Second quarter revenue up in the low double-digit range vs. prior year.

•	Second quarter earnings per share to be in the range of $.50 to $.55.

•	Depreciation and amortization to be approximately $15 million for the second quarter.

•	Full year revenue growth of 12-14 percent.

•	Full year earnings per share to be in the range of $2.15 to $2.25, which represents 10-15 percent earnings per share growth over 2001.

•	Full year effective tax rate to be between 32.0 to 32.5 percent.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

As of March 31, 2002
(Unaudited)
(Dollars in thousands except for per share amounts)

Forward-Looking Statement Disclosure

In the Company’s written or oral statements, the use of the words “believes,” “anticipates,” “expects” and similar expressions is intended to identify forward-looking statements that have been made and may in the future be made by or on behalf of the Company, including statements concerning future operating performance, the Company’s share of new and existing markets, and the Company’s short- and long-term revenue and earnings growth rates. Although the Company believes that its outlook is based upon reasonable assumptions regarding the economy, its knowledge of its business, and on key performance indicators, which impact the Company, there can be no assurance that the Company’s goals will be realized. The Company is not obligated to report changes to its outlook. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company’s uncertainties could cause actual results to differ materially from those anticipated in forward-looking statements. These include, but are not limited to:

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

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to foreign currency exchange rate risk inherent in our international operations denominated in currencies other than the U.S. Dollar. The Company’s risk management strategy uses derivative financial instruments such as forwards to hedge certain foreign currency exposures. The intent is to offset gains and losses that occur on the underlying exposures, with gains and losses on the derivative contracts hedging these exposures. The Company does not enter into derivatives for trading purposes.

The Company performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates applied to the hedging contracts and underlying exposures describe above. As of March 31, 2002, the analysis indicated that these hypothetical market movements would not materially affect the results of operations. Actual gains and losses in the future may differ materially from that analysis based on changes in the timing and amount of foreign currency exchange rate movements and our actual exposures and hedges.

FORM 10-Q
DIEBOLD, INCORPORATED AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Registrant’s annual meeting of shareholders was held on April 25, 2002. Each matter voted upon at such meeting and the number of shares cast for, against or withheld, and abstained are as follows:

1. Election of Directors

	For	Withheld

Louis V. Bockius III	61,557,638	1,593,825
Richard L. Crandall	61,569,009	1,582,454
Gale S. Fitzgerald	61,573,241	1,578,222
Donald R. Gant	61,503,854	1,647,609
L. Lindsey Halstead	61,517,478	1,633,985
Phillip B. Lassiter	61,969,964	1,181,499
John N. Lauer	61,864,080	1,287,383
William F. Massy	61,918,197	1,233,266
Walden W. O’Dell	61,951,687	1,199,776
Eric J. Roorda	61,975,180	1,176,283
W. R. Timken, Jr.	61,572,947	1,578,516
Patrick J. Lysobey	11,110	-0-

2. Ratification of Appointment of KPMG LLP as Independent Auditors for 2002

For	Against	Abstained

60,356,204	2,591,130	215,239

     There were no broker non-votes.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3.1	(i)	Amended and Restated Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.1 (i) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.

3.1	(ii)	Code of Regulations — incorporated by reference to Exhibit 4(c) to Registrant’s Post-Effective Amendment No. 1 to Form S-8 Registration Statement No. 33-32960.

3.2		Certificate of Amendment by Shareholders to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.2 to Registrant’s Form 10-Q for the quarter ended March 31, 1996.

3.3		Certificate of Amendment to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.3 to Registrant’s Form 10-K for the year ended December 31, 1998.

4.		Rights Agreement dated as of February 11, 1999 between Diebold, Incorporated and The Bank of New York — incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form 8-A dated February 11, 1999.

*10.1		Form of Employment Agreement as amended and restated as of September 13, 1990 — incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990.

*10.2		Schedule of Certain Officers who are Parties to Employment Agreements in the form of Exhibit 10.1 — incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

*10.5	(i)	Supplemental Employee Retirement Plan (as amended January 1, 1994) — incorporated by reference to Exhibit 10.5 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.

*10.5	(ii)	Amendment No. 1 to the Amended and Restated Supplemental Retirement Plan — incorporated by reference to Exhibit 10.5 (ii) of Registrant’s Form 10-Q for the quarter ended March 31, 1998.

*10.7	(i)	1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992.

*10.7	(ii)	Amendment No. 1 to the Amended and Restated 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998.

*10.8		1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 — incorporated by reference to Exhibit 4(a) to Form S-8 Registration Statement No. 333-60578.

	*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 14(c) of this report.

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

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)		Exhibits (Continued)

10.17	(iii)	Second Amendment to Loan Agreement dated as of December 1, 1999 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, Michigan as Agent — incorporated by reference to Exhibit 10.17 (iii) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.17	(iv)	Third Amendment to Loan Agreement dated as of March 30, 2001 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, Michigan as Agent — incorporated by reference to Exhibit 10.17 (iv) of Registrant’s Form 10-Q for the quarter ended June 30, 2001.

10.17	(v)	Fourth Amendment to Loan Agreement dated as of February 13, 2002 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, Michigan as Agent — incorporated by reference to Exhibit 10.17 (v) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

*10.18		Retirement and Consulting Agreement with Robert W. Mahoney - incorporated by reference to Exhibit 10.18 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

*10.19		Employment Agreement with Wesley B. Vance — incorporated by reference to Exhibit 10.19 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.20	(i)	Transfer and Administration Agreement by and among DCC Funding LLC, Diebold Credit Corporation, Diebold, Incorporated, Receivables Capital Corporation and Bank of America, National Association - incorporated by reference to Exhibit 10.20 (i) of Registrant’s Form 10-Q for the quarter ended March 31, 2001.

10.20	(ii)	Amendment No. 1 to the Transfer and Administration Agreement by and among DCC Funding LLC, Diebold Credit Corporation, Diebold, Incorporated, Receivables Capital Corporation and Bank of America, National Association — incorporated by reference to Exhibit 10.20 (ii) of Registrant’s Form 10-Q for the quarter ended March 31, 2001.

	*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 14(c) of this report.

(b)		Reports on Form 8-K

No reports on Form 8-K were filed by Registrant during the first quarter of 2002.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIEBOLD, INCORPORATED (Registrant)

Date: May 13, 2002	By:	/s/ Walden W. O’Dell Walden W. O’Dell Chairman of the Board, President and Chief Executive Officer

Date: May 13, 2002	By:	/s/ Gregory T. Geswein Gregory T. Geswein Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

INDEX TO EXHIBITS

EXHIBIT NO.			PAGE NO.
3.1	(i)	Amended and Restated Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.1(i) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.	—

3.1	(ii)	Code of Regulations — incorporated by reference to Exhibit 4(c) to Registrant’s Post-Effective Amendment No. 1 to Form S-8 Registration Statement No. 33-32960.	—

3.2		Certificate of Amendment by Shareholders to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.2 to Registrant’s Form 10-Q for the quarter ended March 31, 1996.	—

3.3		Certificate of Amendment to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.3 to Registrant’s Form 10-K for the year ended December 31, 1998.	—

4.		Rights Agreement dated as of February 11, 1999 between Diebold, Incorporated and the Bank of New York — incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form 8-A dated February 11, 1999.	—

*10.1		Form of Employment Agreement as amended and restated as of September 13, 1990 — incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990.	—

*10.2		Schedule of Certain Officers who are Parties to Employment Agreements in the form of Exhibit 10.1 — incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.	—

*10.5	(i)	Supplemental Employee Retirement Plan (as amended January 1, 1994) — incorporated by reference to Exhibit 10.5 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.	—

*10.5	(ii)	Amendment No. 1 to the Amended and Restated Supplemental Retirement Plan — incorporated by reference to Exhibit 10.5 (ii) of Registrant’s Form 10-Q for the quarter ended March 31, 1998.	—

*10.7	(i)	1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992.	—

*10.7	(ii)	Amendment No. 1 to the Amended and Restated 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998.	—

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
INDEX TO EXHIBITS (continued)

EXHIBIT NO.			PAGE NO.

*10.8		1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 — incorporated by reference to Exhibit 4(a) to Form S-8 Registration Statement No. 333-60578.	—

*10.9		Long-Term Executive Incentive Plan — incorporated by reference to Exhibit 10.9 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.	—

*10.10	(i)	1992 Deferred Incentive Compensation Plan (as amended and restated as of July 1, 1993) — incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.	—

*10.10	(ii)	Amendment No. 1 to the Amended and Restated 1992 Deferred Incentive Compensation Plan — incorporated by reference to Exhibit 10.10 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998.	—

*10.10	(iii)	Amendment No. 2 to the Amended and Restated 1992 Deferred Incentive Compensation Plan — incorporated by reference to Exhibit 10.10 (iii) to Registrant’s Form 10-Q for the quarter ended September 30, 1998.	—

*10.11		Annual Incentive Plan — incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.	—

*10.13	(i)	Forms of Deferred Compensation Agreement and Amendment No. 1 to Deferred Compensation Agreement — incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.	—

*10.13	(ii)	Section 162(m) Deferred Compensation Agreement (as amended and restated January 29, 1998) — incorporated by reference to Exhibit 10.13 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998.	—

*10.14		Deferral of Stock Option Gains Plan — incorporated by reference to Exhibit 10.14 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.	—

*10.15		Employment Agreement with Walden W. O’Dell — incorporated by reference to Exhibit 10.15 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.	—

*10.16		Separation Agreement with Gerald. F. Morris — incorporated by reference to Exhibit 10.16 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.	—

10.17	(i)	Loan Agreement dated as of December 1, 1999 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, Michigan as Agent — incorporated by reference to Exhibit 10.17 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.	—

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
INDEX TO EXHIBITS (continued)

EXHIBIT NO.			PAGE NO.

10.17	(ii)	First Amendment to Loan Agreement dated as of December 1, 1999 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, Michigan as Agent — incorporated by reference to Exhibit 10.17 (ii) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.	—

10.17	(iii)	Second Amendment to Loan Agreement dated as of December 1, 1999 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, Michigan as Agent — incorporated by reference to Exhibit 10.17 (iii) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.	—

10.17	(iv)	Third Amendment to Loan Agreement dated as of March 30, 2001 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, Michigan as Agent — incorporated by reference to Exhibit 10.17 (iv) of Registrant’s Form 10-Q for the quarter ended June 30, 2001.	—

10.17	(v)	Fourth Amendment to Loan Agreement dated as of February 13, 2002 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, Michigan as Agent — incorporated by reference to Exhibit 10.17 (v) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.	—

*10.18		Retirement and Consulting Agreement with Robert W. Mahoney - incorporated by reference to Exhibit 10.18 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.	—

*10.19		Employment Agreement with Wesley B. Vance — incorporated by reference to Exhibit 10.19 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.	—

10.20	(i)	Transfer and Administration Agreement by and among DCC Funding LLC, Diebold Credit Corporation, Diebold, Incorporated, Receivables Capital Corporation and Bank of America, National Association — incorporated by reference to Exhibit 10.20 (i) of Registrant’s Form 10-Q for the quarter ended March 31, 2001.	—

10.20	(ii)	Amendment No. 1 to the Transfer and Administration Agreement by and among DCC Funding LLC, Diebold Credit Corporation, Diebold, Incorporated, Receivables Capital Corporation and Bank of America, National Association - incorporated by reference to Exhibit 10.20 (ii) of Registrant’s Form 10-Q for the quarter ended March 31, 2001.	—

	*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 14(c) of this report.