Form 10-Q
period 2002-06-30
DIEBOLD INC
filed 2002-08-07
CIK 28823

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from .........to.........

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

Yes	No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Shares, as of the latest practicable date.

Class	Outstanding at August 7, 2002

Common Shares $1.25 Par Value	72,043,822 Shares

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
INDEX

		Page No.

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Condensed Consolidated Balance Sheets - June 30, 2002 and December 31, 2001	3

	Condensed Consolidated Statements of Income - Three Months and Six Months Ended June 30, 2002 and 2001	4

	Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2002 and 2001	5

	Notes to Condensed Consolidated Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

ITEM 3.	Quantitative And Qualitative Disclosures About Market Risk	22

PART II.	OTHER INFORMATION

ITEM 6.	Exhibits and Reports on Form 8-K	23

SIGNATURES		26

INDEX TO EXHIBITS		27

ITEM 1.	DIEBOLD, INCORPORATED AND SUBSIDIARIES FORM 10-Q PART I – FINANCIAL INFORMATION FINANCIAL STATEMENTS CONDENSED CONSOLIDATED BALANCE SHEETS (Dollars in thousands)

	(Unaudited )	December 31,
	June 30, 2002	2001

ASSETS

Current assets

Cash and cash equivalents	$67,430	$73,768

Short-term investments	27,333	51,901

Trade receivables less allowances of $7,550 and $7,054, respectively	459,133	387,201

Notes receivable	2,829	5,870

Inventories	267,362	235,923

Finance receivables	7,240	20,602

Deferred income taxes	48,539	48,539

Prepaid expenses and other current assets	105,758	97,792

Total current assets	985,624	921,596

Securities and other investments	64,048	65,430

Property, plant and equipment, at cost	432,028	413,053

Less accumulated depreciation and amortization	245,578	222,855

	186,450	190,198

Deferred income taxes	8,030	2,141

Finance receivables	17,068	31,382

Goodwill	270,836	275,685

Other assets	124,685	134,651

	$1,656,741	$1,621,083

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities

Notes payable	$218,488	$229,703

Accounts payable	127,221	143,421

Estimated income taxes	32,226	32,584

Accrued insurance	14,071	14,439

Deferred income	126,619	81,011

Other current liabilities	120,231	126,030

Total current liabilities	638,856	627,188

Bonds payable	20,800	20,800

Pensions and other benefits	29,870	28,425

Postretirement and other benefits	34,175	32,178

Minority interest	11,952	9,382

Shareholders’ equity

Preferred Shares, no par value, authorized 1,000,000 shares, none issued

Common shares, par value $1.25, authorized 125,000,000 shares; issued 72,911,203 and 72,195,600 shares, respectively outstanding 72,039,840 and 71,356,670 shares, respectively	91,139	90,245

Additional capital	128,643	103,390

Retained earnings	814,576	805,182

Treasury shares, at cost (871,363 and 838,930 shares, respectively)	(29,946)	(28,724)

Accumulated other comprehensive loss	(76,766)	(60,446)

Other	(6,558)	(6,537)

Total shareholders’ equity	921,088	903,110

	$1,656,741	$1,621,083

See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES

FORM 10-Q

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Dollars in thousands except for per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net Sales

Products	$247,351	$215,059	$428,650	$403,517

Services	236,138	208,555	455,885	403,951

	483,489	423,614	884,535	807,468

Cost of sales

Products	162,093	136,815	279,066	250,444

Special charges	—	513	—	4,513

Services	170,404	150,535	333,406	297,541

	332,497	287,863	612,472	552,498

Gross Profit	150,992	135,751	272,063	254,970

Selling and administrative expense	74,473	66,103	140,419	135,136

Research, development and engineering expense	16,754	14,731	31,685	30,264

Realignment charges	—	8,677	—	29,801

	91,227	89,511	172,104	195,201

Operating Profit	59,765	46,240	99,959	59,769

Other income (expense)

Investment income	2,114	2,040	4,114	6,914

Interest expense	(3,215)	(2,763)	(5,938)	(6,906)

Miscellaneous, net	933	(2,509)	1,643	(4,659)

Minority interest	(1,372)	(1,531)	(2,292)	(2,362)

Income before taxes	58,225	41,477	97,486	52,756

Taxes on income	18,436	13,687	31,196	17,409

Income before cumulative effect of a change in accounting principle	$39,789	$27,790	66,290	35,347

Cumulative effect of a change in accounting principle, net of taxes	—	—	33,147	—

Net income	$39,789	$27,790	$33,143	$35,347

Basic weighted-average shares outstanding	71,994	71,586	71,901	71,570

Diluted weighted-average shares outstanding	72,350	71,795	72,261	71,769

Basic earnings per share:

Income before cumulative effect of a change in accounting principle, net of taxes	$0.55	$0.39	$0.92	$0.49

Cumulative effect of a change in accounting principle, net of taxes	—	—	(0.46)	—

Net income	$0.55	$0.39	$0.46	$0.49

Diluted earnings per share:

Income before cumulative effect of a change in accounting principle, net of taxes	$0.55	$0.39	$0.92	$0.49

Cumulative effect of a change in accounting principle, net of taxes	—	—	(0.46)	—

Net income	$0.55	$0.39	$0.46	$0.49

Cash dividends paid per Common Share	$0.165	$0.160	$0.330	$0.320

See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,

	2002	2001

Cash flow from operating activities:

Net income	$33,143	$35,347

Adjustments to reconcile net income to cash provided by operating activities:

Minority share of income	2,292	2,362

Depreciation and amortization	29,838	37,763

Deferred income taxes	(3,510)	2,448

(Gain)/loss on disposal of assets, net	(868)	1,763

Loss on sale of investments, net	601	—

Cumulative effect of accounting change	38,859	—

Cash provided (used) by changes in certain assets and liabilities:

Trade receivables	(64,429)	(9,863)

Inventories	(24,568)	(35,623)

Prepaid expenses and other current assets	(6,164)	(23,324)

Accounts payable	(20,450)	29,073

Certain other assets and liabilities	32,549	60,116

Net cash provided by operating activities	17,293	100,062

Cash flow from investing activities:

Payments for acquisitions, net of cash acquired	(3,682)	—

Proceeds from maturities of investments	35,697	35,570

Proceeds from sales of investments	2,380	—

Payments for purchases of investments	(13,885)	(28,912)

Capital expenditures	(16,166)	(31,208)

Decrease (increase) in net finance receivables	22,893	(10,974)

Increase in certain other assets	(11,844)	(40,355)

Net cash provided (used) by investing activities	15,393	(75,879)

Cash flow from financing activities:

Dividends paid	(23,749)	(22,898)

Notes payable borrowings	308,860	66,815

Notes payable repayments	(334,157)	(169,920)

Net proceeds from securitization	3,620	71,160

Distribution of affiliate’s earnings to minority interest holder	(62)	(170)

Issuance of Common Shares	6,325	898

Repurchase of Common Shares	(1,222)	(511)

Net cash used by financing activities	(40,385)	(54,626)

Effect of exchange rate changes on cash	1,361	186

Decrease in cash and cash equivalents	(6,338)	(30,257)

Cash and cash equivalents at the beginning of the period	73,768	65,184

Cash and cash equivalents at the end of the period	$67,430	$34,927

See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except for per share amounts)

1. CONSOLIDATED FINANCIAL STATEMENTS

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2001. In addition, some of the company’s statements in this Form 10-Q report may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. A discussion of these risks and uncertainties is contained in the management’s discussion and analysis of financial condition and results of operations in this Form 10-Q. The results of operations for the six-month period ended June 30, 2002 are not necessarily indicative of results to be expected for the full year.

The company has reclassified the presentation of certain prior-year information to conform with the current presentation format.

2. EARNINGS PER SHARE

The basic and diluted earnings per share computations in the condensed consolidated statements of income are based on the weighted-average number of shares outstanding during each period reported. The following data show the amounts used in computing earnings per share and the effect on the weighted-average number of shares of potentially dilutive common stock.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Numerator:

Income used in basic and diluted earnings per share	$39,789	$27,790	$33,143	$35,347

Denominator:

Basic weighted-average shares	71,994	71,586	71,901	71,570

Effect of dilutive fixed stock options	356	209	360	199

Diluted weighted-average shares	72,350	71,795	72,261	71,769

Basic earnings per share:

Income before cumulative effect of a change in accounting principle, net of taxes	$0.55	$0.39	$0.92	$0.49

Cumulative effect of a change in accounting principle, net of taxes	—	—	(0.46)	—

Net Income	$0.55	$0.39	$0.46	$0.49

Diluted earnings per share:

Income before cumulative effect of a change in accounting principle, net of taxes	$0.55	$0.39	$0.92	$0.49

Cumulative effect of a change in accounting principle, net of taxes	—	—	(0.46)	—

Net Income	$0.55	$0.39	$0.46	$0.49

Anti-dilutive shares not used in calculating diluted weighted-average shares	218	1,342	219	1,336

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands except for per share amounts)

3. INVENTORIES

Inventories are valued at the lower of cost or market applied on a first-in, first-out basis. Cost is determined on the basis of actual cost.

	June 30, 2002	December 31, 2001

Inventory detail at:

Finished goods and service parts	$95,975	$58,551

Work in process	91,362	127,250

Raw materials	80,025	50,122

Total inventory	$267,362	$235,923

4. OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss is reported separately from retained earnings and additional paid-in-capital in the Consolidated Balance Sheets. Items considered to be other comprehensive loss include adjustments made for foreign currency translation (under SFAS No. 52), pensions (under SFAS No. 87) and unrealized holding gains and losses on available-for-sale securities (under SFAS No. 115).

Components of other accumulated comprehensive loss consist of the following:

	As of June 30,
	2002	2001

Translation adjustment	($71,072)	($52,977)

Pensions less accumulated taxes of ($1,207) for 2002 and ($658) in 2001	(3,623)	(1,995)

Unrealized losses on investment securities less accumulated taxes of $403 for 2002 and ($230) in 2001	(2,071)	(3,257)

Ending Balance	($76,766)	($58,229)

Components of comprehensive income (loss) consist of the following:

	As of June 30,
	2002	2001

Net income	$33,143	$35,347

Other comprehensive income (loss):

Translation adjustment	(16,261)	(45,537)

Unrealized losses on investment securities less accumulated taxes of $19 for 2002 and $17 in 2001	(59)	(34)

Total comprehensive income (loss)	$16,823	($10,224)

The majority of the translation adjustment losses incurred during 2002 and 2001, respectively, was due to the devaluation of the Brazilian Real.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands except for per share amounts)

5. NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 142 Goodwill and Other Intangible Assets, which for the company, was effective January 1, 2002. SFAS 142 establishes accounting and reporting standards for acquired goodwill and other intangible assets in that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. Included in the first half of 2001 earnings per share of $0.49, which included goodwill amortization of $7,937. Had SFAS 142 been in effect as of January 1, 2001 and goodwill was not amortized, earnings per share would have been $0.15 for the three month period ended March 31, 2001 and $0.57 for the six month period ended June 30, 2001.

Under SFAS 142, the company was required to test all existing goodwill for impairment as of January 1, 2002, on a “reporting unit” basis. A reporting unit is the operating segment. SFAS 142 requires that two or more component-level reporting units with similar economic characteristics be combined into a single reporting unit.

A fair value approach is used to test goodwill for impairment. An impairment charge is recognized for the amount, if any, by which the carrying amount of goodwill exceeds its implied fair value. Fair values of reporting units and the related implied fair values of their respective goodwill were established using discounted cash flows. When available and as appropriate, comparative market multiples were used to corroborate results of the discounted cash flows.

In June 2002, the company completed the transitional goodwill impairment test in accordance with SFAS 142, which resulted in a non-cash charge of $38,859 ($33,147 after tax, or $0.46 per share) and is reported in the caption “Cumulative effect of a change in accounting principle.” All of the charge related to the company’s Latin American division. The primary factors that resulted in the impairment charge was the difficult economic environment in the Latin American market. No impairment charge was appropriate under the FASB’s previous goodwill impairment standard, which was based on undiscounted cash flows.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses the accounting and financial reporting for legal obligations and costs associated with the retirement of tangible long-lived assets. The provisions of SFAS No. 143 will be effective for the company’s financial statement for the year beginning January 1, 2003. The company does not expect the adoption of this standard to have a significant impact on its financial position, earnings or cash flows.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands except for per share amounts)

SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include disposal transactions. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the statement significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets held-for-sale are stated at lower of their fair values or carrying amounts and depreciation is no longer recognized. The company has adopted the provisions of SFAS No. 144 as of January 1, 2002 and has determined that SFAS No. 144 has no impact on its financial position and results of operations.

6.     ACQUISITIONS

On January 22, 2002, the company announced the acquisition of Global Election Systems Inc. (GES), now known as Diebold Election Systems, Inc., a manufacturer and supplier of electronic voting terminals and solutions. GES was acquired in a combination of cash and stock for a total purchase price of $24,667. A cash payment of $4,845 was made in January 2002 with the remaining purchase price being paid with company stock valued at $19,822. The acquisition has been accounted for as a purchase business combination and, accordingly, the purchase price has been allocated to identifiable tangible and intangible assets acquired and liabilities assumed, based upon their respective fair values, with the excess allocated to goodwill. Goodwill and other intangibles acquired in the transaction amounted to $32,892.

Subsequent Event

On July 15, 2002, the company announced the acquisition of Sersi Italia, a company specializing in multi-vendor customer service and closed-circuit television monitoring of automated teller machines (ATMs) for banks and post offices throughout Italy. The purchase price was $2,000 and was paid in cash in July 2002. The acquisition will be accounted for as a purchase business combination and, accordingly, the purchase price will be allocated to identifiable tangible and intangible assets acquired and liabilities assumed, based upon their respective fair values, with any excess allocated to goodwill.

7.     CORPORATE OWNED LIFE INSURANCE (COLI) CLAIM

As previously disclosed in prior filings, the company continues to dispute a claim by the IRS concerning the deductibility of interest on corporate owned life insurance (COLI). Since management believes that the company’s facts and circumstances are meritorious and continues to vigorously contest the IRS’ claim, the company has made no provision for any possible earnings impact. However, if unsuccessful, a pre-tax charge of approximately $35,300 or $29,300 after-tax would result. This amount represents tax of approximately $17,700 and interest of approximately $17,600. The company expects the claim to be resolved in 2003. Now that the IRS has completed its audit for years 1990 through 1996, the company was required to pay the taxes from those years and then pursue a refund for this amount. Therefore, the company made payments totaling approximately $31,300 in cash of which approximately $19,400 was paid in July 2002 for taxes and interest related to these years. There are two years remaining (1997 and 1998) under audit, which could result in an additional cash payment of up to $4,000, including interest. No other years after 1998 are subject to this claim.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands except for per share amounts)

8. SEGMENTS

In determining reportable segments, the company considers its operating and management structure and the types of information subject to regular review by its executive management team. Information subject to regular review by the company’s management team is aggregated in three reporting segments consisting of its three main sales channels: Diebold North America (“DNA”), Diebold International (“DI”) and Other, which combines several of the company’s smaller sales channels including Diebold Election Systems Inc. These sales channels are evaluated based on Revenue from customers and operating profit contribution to the total corporation. A reconciliation between segment information and the Condensed Consolidated Financial Statements is also disclosed. All income and expense items below operating profit are not allocated to the segments and are not disclosed. Revenue by geography and revenue by product and service solution are also disclosed.

The DNA segment sells financial and retail systems and also services financial, retail and educational customers in the United States and Canada. The DI segment sells and services financial and retail systems over the remainder of the globe. The segment called Other sells voting solutions and miscellaneous parts and products to other customers. Each of the sales channels buys the goods it sells from the company’s manufacturing plants through inter-company sales that are eliminated on consolidation. Each year, inter-company pricing is agreed upon which drives sales channel operating profit contribution. As permitted under SFAS 131, certain information not routinely used in the management of these segments, information not allocated back to the segments or information that is impractical to report is not shown. Items not disclosed are as follows: interest revenue, interest expense, amortization, equity in the net income of investees accounted for by the equity method, income tax expense or benefit, extraordinary items, significant noncash items and total assets.

	DNA	DI	Other	Total

Segment Information by Channel for the three month period ending June 30, 2002

Customer Revenue	$279,494	$170,166	$33,829	$483,489

Operating profit/(loss)	47,860	15,246	(3,341)	59,765

Capital expenditures	4,943	2,233	564	7,740

Depreciation	5,988	3,107	2,462	11,557

Long-lived assets	211,419	101,835	118,774	432,028

Segment Information by Channel for the three month period ending June 30, 2001

Customer Revenue	$248,756	$169,084	$5,774	$423,614

Realignment and special charges	—	—	(9,178)	(9,178)

Operating profit/(loss)	41,303	18,149	(13,212)	46,240

Capital expenditures	4,419	10,083	—	14,502

Depreciation	5,621	4,267	1,885	11,773

Long-lived assets	203,995	70,334	110,348	384,677

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands except for per share amounts)

	DNA	DI	Other	Total

Segment Information by Channel for the six month period ending June 30, 2002

Customer Revenue	$520,705	$315,046	$48,784	$884,535

Operating profit/(loss)	80,794	23,691	(4,526)	99,959

Capital expenditures	8,106	6,144	1,916	16,166

Depreciation	9,905	6,806	4,543	21,254

Long-lived assets	211,419	101,835	118,774	432,028

Segment Information by Channel for the six month period ending June 30, 2001

Customer Revenue	$478,165	$320,167	$9,136	$807,468

Realignment and special charges	—	—	(36,302)	(36,302)

Operating profit/(loss)	72,759	25,711	(38,702)	59,769

Capital expenditures	14,310	16,882	16	31,208

Depreciation	10,987	5,822	3,730	20,539

Long-lived assets	203,995	70,334	110,348	384,677

Total Revenue by Geography

	For the three month period ending June 30:		For the six month period ending June 30:

	2002	2001	2002	2001

The Americas:

Financial self-service solutions	$254,983	$241,435	$474,691	$460,215

Security solutions	101,078	78,114	189,166	148,110

Other (voting machines/MedSelect)	33,778	3,447	48,200	16,330

Total Americas	389,839	322,996	712,057	624,655

Asia-Pacific:

Financial self-service solutions	27,140	21,058	50,874	42,005

Security solutions	805	942	1,053	1,197

Total Asia-Pacific	27,945	22,000	51,927	43,202

Europe, Middle East and Africa:

Financial self-service solutions	65,688	78,614	120,415	139,478

Security solutions	17	4	136	133

Total Europe, Middle East and Africa	65,705	78,618	120,551	139,611

Total Revenue	$483,489	$423,614	$884,535	$807,468

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands except for per share amounts)

         Total Revenue by Product and Service Solutions

	For the three month period ending June 30:		For the six month period ending June 30:

	2002	2001	2002	2001

Financial self-service:

Products	$168,949	$177,095	$299,268	$323,937

Services	178,862	164,012	346,712	317,761

Total financial self-service	347,811	341,107	645,980	641,698

Security:

Products	45,690	37,357	82,456	68,191

Services	56,210	41,703	107,899	81,249

Total security	101,900	79,060	190,355	149,440

Total financial self-service & security	449,711	420,167	836,335	791,138

Voting solutions	33,778	—	48,200	—

Total excluding MedSelect, & Innoventry	483,489	420,167	884,535	791,138

MedSelect (discontinued business)	—	1,007	—	2,448

InnoVentry	—	2,440	—	13,882

Total Revenue	$483,489	$423,614	$884,535	$807,468

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
As of June 30, 2002
(Unaudited)
(Dollars in thousands except for per share amounts)

Material Changes in Financial Condition

The company’s financial position provides it with sufficient resources to meet projected future capital expenditures, dividend and working capital requirements. However, if the need were to arise, the company’s strong financial position should ensure the availability of adequate additional financial resources.

Total Assets

Total assets for the second quarter ended June 30, 2002 were $1,656,741, representing an increase of $35,658 or 2.2 percent from December 31, 2001.

Short-term Investments

Short-term investments decreased by $24,568 or 47.3 percent due to certain municipal bonds maturing as of quarter end. The proceeds of the bonds were used to pay down notes payable during the quarter.

Trade Receivables

Trade receivables less allowances increased by $71,932 or 18.6 percent primarily due to increased voting solutions revenue and a combination of increased security sales and net service contract billings that occurred at the end of the quarter.

Inventories

Inventories increased $31,439 or 13.3 percent, as the company prepared to fulfill several large orders received near quarter end as well as the large orders associated with Diebold Election Systems Inc.

Finance Receivables

Net short-term and long-term finance receivables decreased by $27,676 or 53.2 percent primarily due to the securitizations of certain finance receivables that occurred during the first quarter of 2002.

Goodwill

Goodwill decreased by a net $4,849 or 1.76 percent. The change in goodwill was due principally to the net result of the January 2002 acquisition of the voting solutions provider, Global Election Systems Inc., now known as Diebold Election Systems Inc. and the impairment charge made in accordance with SFAS 142 of $38,859. The impairment charge was related to the goodwill recorded in the company’s Latin American division. The remaining change in goodwill was due to foreign currency translation.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)
As of June 30, 2002
(Unaudited)
(Dollars in thousands except for per share amounts)

Current Liabilities

Total current liabilities were $638,856, representing a decrease of $11,668 or 1.9 percent from December 31, 2001.

Notes Payable

Notes payable decreased by $11,215 or 4.9 percent due to the paydown of the lines of credits through the use of cash generated from the maturities of short-term investments mentioned previously under “Short-term Investments.”

At June 30, 2002, the company had outstanding bank credit lines approximating $127,228, EUR 83,604 (translation $82,858), 11,075 Brazilian Real (translation $3,894) and 8,000 Australian dollars (translation $4,508), with an additional $170,495 available under the credit line agreements.

Deferred Income

Deferred income is largely related to service contracts and is recognized for customer service billings in advance of the period in which the service will be performed and is recognized in income on a straight-line basis over the contract period. The company typically bills customers annually, semi-annually and quarterly, depending upon the terms of the contract. The majority of the billings occur on an annual basis with the next largest volume occurring on a semi-annual basis. As such, deferred income increased by $45,608 or 56.3 percent primarily due to the combination of semi-annual billings that occurred at the end of the second quarter and an increase in the customer service base.

Bonds Payable

The company has outstanding $20,800 of Industrial Development Revenue Bonds. The proceeds of the bonds issued in 1997 were used to finance the construction of three manufacturing facilities located in the United States.

Minority Interests

Minority interests of $11,952 represented the minority interest in the following entities:

•	Diebold Financial Equipment Company, Ltd (China), owned by the Aviation Industries of China;

•	Diebold OLTP Systems, C.A. (Venezuela), owned by OLTP ATM Systems, C.A.;

•	Diebold Colombia, owned by Richardson and Company Ltd;

•	Diebold Services, S.A. (France), owned by Serse S.A. and Solymatic S.A.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)
As of June 30, 2002
(Unaudited)
(Dollars in thousands except for per share amounts)

Shareholders’ Equity

Shareholders’ equity was $921,088, representing an increase of $17,978 or 2.0 percent over December 31, 2001. Shareholders’ equity per Common Share at June 30, 2002 increased to $12.79 from $12.66 at December 31, 2001. The second quarter cash dividend of $0.165 per share was paid on June 7, 2002 to shareholders of record on May 17, 2002. Diebold, Incorporated shares are listed on the New York Stock Exchange under the symbol of DBD. The market price during the first half of 2002 fluctuated within the range of $35.20 and $43.55.

Management’s Analysis of Cash Flows

Operating Activities

During the six month period ended June 30, 2002, the company generated $17,293 in cash from operating activities, compared with $100,062 for the comparable period in 2001. In addition to net income of $33,143 adjusted for $70,989 of non-cash charges related to depreciation, amortization, minority interest and the cumulative effect of an accounting change, net cash provided by operating activities for the quarter was negatively impacted primarily by the increase in trade receivable, inventories and decrease in accounts payable. The increase in certain other assets and liabilities positively impacted cash provided by operating activities primarily due to the increase in deferred income.

The increase in trade receivables was primarily due to increased voting solutions revenue and a combination of increased security sales and net service contract billings that occurred at the end of the quarter. The increase in inventories was primarily driven by several large orders received at quarter end including large orders associated with Diebold Election Systems Inc.

The change in certain other assets and liabilities year over year was primarily the result of the increase in deferred income, the use of the realignment reserve and the positive impact of foreign currency translation. The increase in deferred income was driven by a combination of semi-annual billings that occurred at the end of the second quarter and an increase in the customer service base. The realignment program was completed in 2001, resulting in the use of the reserve established in the first quarter of 2001.

Investing Activities

During the six month period ended June 30, 2002, the company generated $15,393 in cash from investing activities, compared with a use of cash of $75,879 for the comparable period in 2001. The change was primarily due to a decrease in the amount that the company invested in marketable securities during the period, a decrease in capital expenditures and a continuation of the securitization program.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)
As of June 30, 2002
(Unaudited)
(Dollars in thousands except for per share amounts)

Results of Operations

Second Quarter 2002 Comparison to Second Quarter 2001

Revenue

Net sales for the second quarter of 2002 totaled $483,489 and were $59,875 or 14.1 percent higher than the comparable period in 2001. The increase in net sales occurred primarily in the security and voting solutions markets within The Americas. Total product revenue increased by $32,292 or 15.0 percent primarily due to growth in the voting solution market. Service revenue increased by $27,583 or 13.2 percent primarily due to an increase in our core service customer base and additional revenue as a result of the Bank of America service contract.

Gross Margin

The total gross margin was 31.2 percent, down from 32.0 percent in the second quarter 2001. Excluding special charges, total gross margin was 32.1 percent in the second quarter 2001. Product gross margin decreased to 34.5 percent from 36.4 percent in the second quarter 2001 due to geographic and product mix changes, including higher sales of security and voting solutions, which carry a slightly lower gross margin. Service gross margin was 27.8 percent, which was consistent with the comparable period in 2001.

Operating Expenses

Total operating expenses were 18.9 percent, down from 21.1 percent from the second quarter 2001. Excluding realignment and MedSelect, second quarter 2001 operating expenses were 18.9 percent. MedSelect was sold to Medecorx in the third quarter of 2001.

Net Income

Net income was 8.2 percent of revenue compared to 6.6 percent in the second quarter 2001. Excluding realignment, special charges and MedSelect, second quarter 2001 net income was 8.0 percent of revenue.

Second quarter 2001 net income included goodwill amortization of $3,446. Had SFAS 142 been in effect as of January 1, 2001, goodwill would not have been amortized and earnings per share in the second quarter of 2001 would have increased from the $.39 reported to $.42.

First Half 2002 Comparison to First Half 2001

Revenue

Net sales for the first half of 2002 totaled $884,535 and were $77,067 or 9.5 percent higher than the comparable period in 2001. The increase in net sales occurred primarily in the security and voting solutions markets

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)
As of June 30, 2002
(Unaudited)
(Dollars in thousands except for per share amounts)

within The Americas. Total product revenue increased by $25,133 or 6.2 percent primarily due to growth in the voting business partially offset by lower financial self service product revenue. Service revenue increased by $51,934 or 12.9 percent primarily due to an increase in our core service customer base and additional revenue from the Bank of America service contract.

Gross Margin

The total gross margin was 30.8 percent, down from 31.6 percent in the second half of 2001. Excluding special charges, total gross margin was 32.1 percent in the second half of 2001. Product gross margin decreased to 34.9 percent from 37.9 percent in the second half of 2001 due to geographic and product mix changes, including higher sales of security and voting solutions, which carry a slightly lower gross margin, as well as the loss of the higher margin InnoVentry sales. Service gross margin increased to 26.9 percent from 26.3 percent for the comparable period in 2001.

Operating Expenses

Total operating expenses were 19.5 percent, down from 24.2 percent from the second half of 2001. Excluding realignment and MedSelect, second half 2001 operating expenses were 20.0 percent. This improvement was due to the streamlining of operations undertaken in 2001.

Net Income

Net income before cumulative effect of a change in accounting principle was 7.5 percent of revenue compared to 4.4 percent in the second half of 2001. Excluding realignment, special charges and MedSelect, second half 2001 net income was 7.6 percent of revenue. Net income was 3.7 percent of revenue in the second half of 2002, which includes a cumulative effect of a change in accounting principle of $33,147, net of taxes. The change in accounting principle was the result of adopting Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). The amortization of goodwill was discontinued effective January 1, 2002 and the transitional impairment test of goodwill was completed in June 2002 resulting in the impairment charge.

The second half 2001 net income included goodwill amortization of $7,937. Had SFAS 142 been in effect as of January 1, 2001, goodwill would not have been amortized and earnings per share in the second half of 2001 would have increased from the $.49 reported to $.56.

The company complies with Statement of Financial Accounting Standards No. 123 “Accounting for Stock Based Compensation” by providing disclosure in the annual filing of the proforma effects of issuing stock options to employees and directors. The company expects the proforma effect of issued stock options, will approximate $0.05 per share at December 31, 2002.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)
As of June 30, 2002
(Unaudited)
(Dollars in thousands except for per share amounts)

Segment Information

Second Quarter Results

Diebold North America (“DNA”) customer revenue of $279,494 for the second quarter ended June 30, 2002 increased by $30,738, or 12.4 percent from the same period in 2001. The higher revenue levels were due to an increase in the security solutions and service markets. DNA operating profits for the same period were $47,860, which represented an increase of $6,557 or 15.9 percent from the same period in 2001.

Diebold International (“DI”) customer revenue was $170,166 for the second quarter of 2002, which represented an increase of $1,082 or 0.6 percent from the same period in 2001. The increases in the Latin-American and Asia-Pacific markets were largely offset by the decrease in Europe, Middle East and Africa due to weaker IT spending after the prior year Euro conversion. DI operating profit for the same period was $15,246, a decrease of $2,903 or 16.0 percent from the same period in 2001 due to geographic and product mix changes, including higher sales of security solutions, which carry a slightly lower gross margin.

Other revenue was $33,829 for the second quarter of 2002, which represented an increase of $28,055. This increase was primarily due to the increase in the voting solutions market.

Six Month Period

Diebold North America (“DNA”) customer revenue of $520,705 for the six month period ended June 30, 2002 increased by $42,540, or 8.9 percent from the same period in 2001. The higher revenue levels were due to an increase in the security solutions and service markets. DNA operating profits for the same period were $80,794, which represented an increase of $8,035 or 11.0 percent from the same period in 2001.

Diebold International (“DI”) customer revenue was $315,046 for the six month period ended June 30, 2002 which represented a decrease of $5,121 or 1.6 percent from the same period in 2001. The increases in the Latin-American and Asia-Pacific markets were largely offset by the decrease in Europe, Middle East and Africa due to weaker IT spending after the prior year Euro conversion. DI operating profit for the same period was $23,691, a decrease of $2,020 or 7.9 percent from the same period in 2001 due to geographic and product mix changes, including higher sales of security solutions, which carry a slightly lower gross margin.

Other revenue was $48,784 for the six month period ended June 30, 2002, which represented an increase of $39,648. This increase was primarily due to the increase in the voting solutions market.

Significant Accounting Policies

The consolidated financial statements of the company are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Management of the company uses historical information and all available information to make these estimates and assumptions. Actual amounts could differ from these estimates and different amount could be reported using different assumptions and estimates.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)
As of June 30, 2002
(Unaudited)
(Dollars in thousands except for per share amounts)

The company’s significant accounting policies are described in the Notes to Consolidated Financial Statements. Management believes that of its significant accounting policies, its policies concerning trade receivables and revenue recognition, inventory and deferred income are the most critical. Additional information regarding these policies is included below.

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

The concentration of credit risk in the company’s trade receivables with respect to the banking and financial services industries is substantially mitigated by the company’s credit evaluation process, reasonably short collection terms and the geographical dispersion of sales transactions from a large number of individual customers. The company maintains allowances for potential credit losses, and such losses have been minimal and within management’s expectations. The allowance for doubtful accounts is estimated based on various factors including revenue, historical credit losses and current trends.

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
As of June 30, 2002
(Unaudited)
(Dollars in thousands except for per share amounts)

Outlook

The following statements are based on current expectations. These statements are forward-looking and actual results may differ materially. These statements do not include the potential impact of any future mergers, acquisitions, disposals or other business combinations.

The global efficiencies that Diebold has experienced by balancing manufacturing, product rationalization, organizational alignment and process improvements will continue to benefit the company into the third quarter and the remainder of 2002.

Taking these factors into consideration, expectations for the third quarter and year include:

•	Third quarter revenue will increase in the low double-digit range vs. prior year including voting. Excluding voting, third quarter revenue will increase in the high single digit range.

•	Third quarter EPS to be in the range of $.57 to $.61.

•	Depreciation and amortization to be approximately $16,000 for the third quarter.

•	Full year revenue growth of approximately 12 percent.

•	For 2002, operating profit margins, excluding pension income, for the self-service business will be approximately 14 percent, while the security and voting business operating profit margins will be approximately 8 percent.

•	Full year EPS to be in the range of $2.15 to $2.25, before the effect of the cumulative accounting change, which represents 10-15 percent EPS growth over 2001.

•	A full year effective tax rate of approximately 32.0 percent.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)
As of June 30, 2002
(Unaudited)
(Dollars in thousands except for per share amounts)

Forward-Looking Statement Disclosure

In the company’s written or oral statements, the use of the words “believes,” “anticipates,” “expects” and similar expressions is intended to identify forward-looking statements that have been made and may in the future be made by or on behalf of the company, including statements concerning future operating performance, the company’s share of new and existing markets, and the company’s short- and long-term revenue and earnings growth rates. Although the company believes that its outlook is based upon reasonable assumptions regarding the economy, its knowledge of its business, and on key performance indicators which impact the company, there can be no assurance that the company’s goals will be realized. The company is not obligated to report changes to its outlook. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The company’s uncertainties could cause actual results to differ materially from those anticipated in forward-looking statements. These include, but are not limited to:

•	competitive pressures, including pricing pressures and technological developments;

•	changes in the company’s relationships with customers, suppliers, distributors and/or partners in its business ventures;

•	changes in political, economic or other factors such as currency exchange rates, inflation rates, recessionary or expansive trends, taxes and regulations and laws affecting the worldwide business in each of the company’s operations, including Brazil, where a significant portion of the company’s revenue is derived;

•	acceptance of the company’s product and technology introductions in the marketplace;

•	unanticipated litigation, claims or assessments;

•	ability to reduce costs and expenses and improve internal operating efficiencies; and

•	variation in consumer demand for self-service technologies, products and services.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
As of June 30, 2002
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

The company performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates applied to the hedging contracts and underlying exposures described above. As of June 30, 2002, the analysis indicated that these hypothetical market movements would not materially affect the results of operations. Actual gains and losses in the future may differ materially from that analysis based on changes in the timing and amount of foreign currency exchange rate movements and our actual exposures and hedges.

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

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)		Exhibits (Continued)

10.17	(i)	Loan Agreement dated as of December 1, 1999 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, Michigan as Agent — incorporated by reference to Exhibit 10.17 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.17	(ii)	First Amendment to Loan Agreement dated as of December 1, 1999 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, Michigan as Agent – incorporated by reference to Exhibit 10.17 (ii) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.17	(iii)	Second Amendment to Loan Agreement dated as of December 1, 1999 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, Michigan as Agent – incorporated by reference to Exhibit 10.17 (iii) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.17	(iv)	Third Amendment to Loan Agreement dated as of March 30, 2001 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, Michigan as Agent.

10.17	(v)	Fourth Amendment to Loan Agreement dated as of February 13, 2002 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, Michigan as Agent—incorporated by reference to Exhibit 10.17(v) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.17	(vi)	Fifth Amendment to Loan Agreement dated as of May 24, 2002 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, Michigan as Agent.

*10.18		Retirement and Consulting Agreement with Robert W. Mahoney – incorporated by reference to Exhibit 10.18 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

*10.19		Employment Agreement with Wesley B. Vance — incorporated by reference to Exhibit 10.19 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.20	(i)	Transfer and Administration Agreement by and among DCC Funding LLC, Diebold Credit Corporation, Diebold, Incorporated, Receivables Capital Corporation and Bank of America, National Association – incorporated by reference to Exhibit 10.20 (i) on Registrant’s Form 10-Q for the quarter ended March 31, 2001.

10.20	(ii)	Amendment No. 1 to the Transfer and Administration Agreement by and among DCC Funding LLC, Diebold Credit Corporation, Diebold, Incorporated, Receivables Capital Corporation and Bank of America, National Association – incorporated by reference to Exhibit 10.20 (ii) on Registrant’s Form 10-Q for the quarter ended March 31, 2001.

	*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 14(c) of this report.

(b)		Reports on Form 8-K

No reports on Form 8-K were filed by Registrant during the second quarter of 2002.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIEBOLD, INCORPORATED (Registrant)

Date :	August 7, 2002	By:	/s/ Walden W. O’Dell Walden W. O’Dell Chairman of the Board, President and Chief Executive Officer

Date :	August 7, 2002	By:	/s/ Gregory T. Geswein Gregory T. Geswein Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
INDEX TO EXHIBITS

EXHIBIT NO.			PAGE NO.

3.1	(i)	Amended and Restated Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.1(i) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.	—

3.1	(ii)	Code of Regulations — incorporated by reference to Exhibit 4(c) to Registrant’s Post-Effective Amendment No. 1 to Form S-8 Registration Statement No. 33-32960.	—

3.2		Certificate of Amendment by Shareholders to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.2 to Registrant’s Form 10-Q for the quarter ended March 31, 1996.	—

3.3		Certificate of Amendment to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.3 to Registrant’s Form 10-K for the year ended December 31, 1998.	—

4.		Rights Agreement dated as of February 11, 1999 between Diebold, Incorporated and the Bank of New York — incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form 8-A dated February 11, 1999.	—

*10.1		Form of Employment Agreement as amended and restated as of September 13, 1990 — incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990.	—

*10.2		Schedule of Certain Officers who are Parties to Employment Agreements in the form of Exhibit 10.1 — incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-K for the year ended December 31, 2000.	—

*10.5	(i)	Supplemental Employee Retirement Plan (as amended January 1, 1994) — incorporated by reference to Exhibit 10.5 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.	—

*10.5	(ii)	Amendment No. 1 to the Amended and Restated Supplemental Retirement Plan — incorporated by reference to Exhibit 10.5 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998.	—

*10.7	(i)	1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992.	—

*10.7	(ii)	Amendment No. 1 to the Amended and Restated 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998.	—

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
INDEX TO EXHIBITS (continued)

EXHIBIT NO.			PAGE NO.

*10.8		1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 — incorporated by reference to Exhibit 4(a) to Form S-8 Registration Statement No. 333-60578.	—

*10.9		Long-Term Executive Incentive Plan — incorporated by reference to Exhibit 10.9 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.	—

*10.10	(i)	1992 Deferred Incentive Compensation Plan (as amended and restated as of July 1, 1993) — incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.	—

*10.10	(ii)	Amendment No. 1 to the Amended and Restated 1992 Deferred Incentive Compensation Plan — incorporated by reference to Exhibit 10.10 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998.	—

*10.10	(iii)	Amendment No. 2 to the Amended and Restated 1992 Deferred Incentive Compensation Plan — incorporated by reference to Exhibit 10.10 (iii) to Registrant’s Form 10-Q for the quarter ended September 30, 1998.	—

*10.11		Annual Incentive Plan – incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.	—

*10.13	(i)	Forms of Deferred Compensation Agreement and Amendment No. 1 to Deferred Compensation Agreement — incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.	—

*10.13	(ii)	Section 162(m) Deferred Compensation Agreement (as amended and restated January 29, 1998) —incorporated by reference to Exhibit 10.13 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998.	—

*10.14		Deferral of Stock Option Gains Plan — incorporated by reference to Exhibit 10.14 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.	—

*10.15		Employment Agreement with Walden W. O’Dell — incorporated by reference to Exhibit 10.15 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.	—

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
INDEX TO EXHIBITS (continued)

EXHIBIT NO.			PAGE NO.

*10.16		Separation Agreement with Gerald. F. Morris — incorporated by reference to Exhibit 10.16 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.	—

10.17	(i)	Loan Agreement dated as of December 1, 1999 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, Michigan as Agent – incorporated by reference to Exhibit 10.17 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.	—

10.17	(ii)	First Amendment to Loan Agreement dated as of December 1, 1999 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, Michigan as Agent – incorporated by reference to Exhibit 10.17 (ii) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.	—

10.17	(iii)	Second Amendment to Loan Agreement dated as of December 1, 1999 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, Michigan as Agent – incorporated by reference to Exhibit 10.17 (iii) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.	—

10.17	(iv)	Third Amendment to Loan Agreement dated as of March 30, 2001 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, Michigan as Agent.	—

10.17	(v)	Fourth Amendment to Loan Agreement dated as of February 13, 2002 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, Michigan as Agent—incorporated by reference to Exhibit 10.17(v) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.	—

10.17	(vi)	Fifth Amendment to Loan Agreement dated as of May 24, 2002 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, Michigan as Agent.	31

*10.18		Retirement and Consulting Agreement with Robert W. Mahoney – incorporated by reference to Exhibit 10.18 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.	—

*10.19		Employment Agreement with Wesley B. Vance — incorporated by reference to Exhibit 10.19 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.	—

10.20	(i)	Transfer and Administration Agreement by and among DCC Funding LLC, Diebold Credit Corporation, Diebold, Incorporated, Receivables Capital Corporation and Bank of America, National Association – incorporated by reference to Exhibit 10.20 (i) on Registrant’s Form 10-Q for the quarter ended March 31, 2001.	—

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
INDEX TO EXHIBITS (continued)

EXHIBIT NO.				PAGE NO.

10.20	(ii)		Amendment No. 1 to the Transfer and Administration Agreement by and among DCC Funding LLC, Diebold Credit Corporation, Diebold, Incorporated, Receivables Capital Corporation and Bank of America, National Association – incorporated by reference to Exhibit 10.20 (ii) on Registrant’s Form 10-Q for the quarter ended March 31, 2001.	—

		*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 14(c) of this report.