Form 10-Q
period 2002-09-30
DIEBOLD INC
filed 2002-11-12
CIK 28823

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from .........to .........

Commission file number 1-4879

Diebold, Incorporated

(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	34-0183970 (IRS Employer Identification Number)

5995 Mayfair Road, PO Box 3077, North Canton, Ohio (Address of principal executive offices)	44720-8077 (Zip Code)

Registrant’s telephone number, including area code:     (330) 490-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]    No  [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of Common Shares, as of the latest practicable date.

Class Common Shares $1.25 Par Value	Outstanding at November 11, 2002 72,074,380 Shares

DIEBOLD, INCORPORATED AND SUBSIDIARIES

FORM 10-Q

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	(Unaudited )
	September 30, 2002	December 31, 2001

ASSETS

Current assets

Cash and cash equivalents	$85,363	$73,768

Short-term investments	10,476	51,901

Trade receivables less allowances of $7,677 and $7,054, respectively	459,042	387,201

Notes receivable	1,550	5,870

Inventories	251,976	235,923

Finance receivables	7,076	20,602

Deferred income taxes	53,320	48,539

Prepaid expenses and other current assets	108,734	97,792

Total current assets	977,537	921,596

Securities and other investments	64,008	65,430

Property, plant and equipment, at cost	462,866	413,053

Less accumulated depreciation and amortization	253,942	222,855

	208,924	190,198

Deferred income taxes	8,179	2,141

Finance receivables	16,314	31,382

Goodwill	251,067	275,685

Other assets	116,996	134,651

	$1,643,025	$1,621,083

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities

Notes payable	$236,695	$229,703

Accounts payable	96,270	117,541

Estimated income taxes	32,545	32,584

Accrued insurance	15,670	14,439

Deferred income	116,059	81,011

Other current liabilities	124,759	151,910

Total current liabilities	621,998	627,188

Bonds payable	20,800	20,800

Pensions and other benefits	30,634	28,425

Postretirement and other benefits	33,915	32,178

Other long-term liabilities	16,488	—

Minority interest	12,587	9,382

Shareholders’ equity

Preferred Shares, no par value, authorized 1,000,000 shares, none issued Common shares, par value $1.25, authorized 125,000,000 shares; issued 72,936,272 and 72,195,600 shares, respectively; outstanding 72,064,909 and 71,356,670 shares, respectively	91,170	90,245

Additional capital	128,943	103,390

Retained earnings	846,770	805,182

Treasury shares, at cost (871,363 and 838,930 shares, respectively)	(29,946)	(28,724)

Accumulated other comprehensive loss	(124,213)	(60,446)

Other	(6,121)	(6,537)

Total shareholders’ equity	906,603	903,110

	$1,643,025	$1,621,083

See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands except for per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net Sales

Products	$288,653	$235,240	$717,303	$638,757

Services	241,146	209,387	697,031	613,338

	529,799	444,627	1,414,334	1,252,095

Cost of sales

Products	198,757	154,050	477,823	404,494

Special charges	—	113	—	4,626

Services	171,489	154,520	504,895	452,061

	370,246	308,683	982,718	861,181

Gross Profit	159,553	135,944	431,616	390,914

Selling and administrative expense	75,602	69,607	216,021	204,743

Research, development and engineering expense	16,892	17,025	48,577	47,289

Realignment charges	—	1,516	—	31,317

	92,494	88,148	264,598	283,349

Operating Profit	67,059	47,796	167,018	107,565

Other income (expense)

Investment income	1,970	(17,031)	6,084	(10,117)

Interest expense	(3,038)	(2,795)	(8,976)	(9,701)

Miscellaneous, net	(85)	(5,853)	1,558	(10,512)

Minority interest	(1,082)	(826)	(3,374)	(3,188)

Income before taxes	64,824	21,291	162,310	74,047

Taxes on income	20,744	7,026	51,940	24,435

Income before cumulative effect of a change in accounting principle	$44,080	$14,265	$110,370	$49,612

Cumulative effect of a change in accounting principle, net of taxes	—	—	33,147	—

Net income	$44,080	$14,265	$77,223	$49,612

Basic weighted-average shares outstanding	72,049	71,595	71,951	71,578

Diluted weighted-average shares outstanding	72,308	71,868	72,272	71,802

Basic earnings per share:

Income before cumulative effect of a change in accounting principle, net of taxes	$0.61	$0.20	$1.53	$0.69

Cumulative effect of a change in accounting principle, net of taxes	—	—	(0.46)	—

Net income	$0.61	$0.20	$1.07	$0.69

Diluted earnings per share:

Income before cumulative effect of a change in accounting principle, net of taxes	$0.61	$0.20	$1.53	$0.69

Cumulative effect of a change in accounting principle, net of taxes	—	—	(0.46)	—

Net income	$0.61	$0.20	$1.07	$0.69

Cash dividends paid per Common Share	$0.165	$0.160	$0.495	$0.480

See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,

	2002	2001

Cash flow from operating activities:

Net income	$77,223	$49,612

Adjustments to reconcile net income to cash provided by operating activities:

Minority share of income	3,374	3,188

Depreciation and amortization	46,346	58,190

Deferred income taxes	(6,958)	3,626

Loss on disposal of assets, net	123	3,587

Loss on disposal of investments, net	—	20,000

Loss on sale of investments, net	1,098	813

Cumulative effect of accounting change	38,859	—

Cash provided (used) by changes in certain assets and liabilities:

Trade receivables	(75,841)	(32,906)

Inventories	(17,422)	(67,025)

Prepaid expenses and other current assets	(14,142)	(15,404)

Accounts payable	(23,045)	30,597

Certain other assets and liabilities	(466)	36,731

Net cash provided by operating activities	29,149	91,009

Cash flow from investing activities:

Payments for acquisitions, net of cash acquired	(3,682)	(5,000)

Proceeds from maturities of investments	56,171	78,073

Proceeds from sales of investments	2,909	9,636

Payments for purchases of investments	(18,874)	(55,817)

Capital expenditures	(31,332)	(50,721)

Decrease (increase) in net finance receivables	27,546	(11,652)

Increase in certain other assets	(11,357)	(58,215)

Net cash provided (used) by investing activities	21,381	(93,696)

Cash flow from financing activities:

Dividends paid	(35,648)	(34,361)

Notes payable borrowings	507,262	201,390

Notes payable repayments	(516,166)	(255,146)

Net (payments) proceeds from securitization	(1,292)	71,160

Distribution of affiliate’s earnings to minority interest holder	(185)	(250)

Issuance of Common Shares	6,656	2,084

Repurchase of Common Shares	(1,222)	(8,811)

Net cash used by financing activities	(40,595)	(23,934)

Effect of exchange rate changes on cash	1,660	(3,269)

Increase (decrease) in cash and cash equivalents	11,595	(29,890)

Cash and cash equivalents at the beginning of the period	73,768	65,184

Cash and cash equivalents at the end of the period	$85,363	$35,294

See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except for per share amounts)

1.	CONSOLIDATED FINANCIAL STATEMENTS

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2001. In addition, some of the company’s statements in this Form 10-Q report may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. A discussion of these risks and uncertainties is contained in the management’s discussion and analysis of financial condition and results of operations in this Form 10-Q. The results of operations for the nine-month period ended September 30, 2002 are not necessarily indicative of results to be expected for the full year.

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

	Three Months Ended		Nine Months Ended
	Septemeber 30,		September 30,

	2002	2001	2002	2001

Numerator:

Income used in basic and diluted earnings per share	$44,080	$14,265	$77,223	$49,612

Denominator:

Basic weighted-average shares	72,049	71,595	71,951	71,578

Effect of dilutive fixed stock options	259	273	321	224

Diluted weighted-average shares	72,308	71,868	72,272	71,802

Basic earnings per share:

Income before cumulative effect of a change in accounting principle, net of taxes	$0.61	$0.20	$1.53	$0.69

Cumulative effect of a change in accounting principle, net of taxes	—	—	(0.46)	—

Net Income	$0.61	$0.20	$1.07	$0.69

Diluted earnings per share:

Income before cumulative effect of a change in accounting principle, net of taxes	$0.61	$0.20	$1.53	$0.69

Cumulative effect of a change in accounting principle, net of taxes	—	—	(0.46)	—

Net Income	$0.61	$0.20	$1.07	$0.69

Anti-dilutive shares not used in calculating diluted weighted-average shares	1,173	1,288	541	1,313

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands except for per share amounts)

3.	INVENTORIES

Inventories are valued at the lower of cost or market applied on a first-in, first-out basis. Cost is determined on the basis of actual cost.

	September 30, 2002	December 31, 2001

Inventory detail at:

Finished goods and service parts	$69,164	$58,551

Work in process	147,799	127,250

Raw materials	35,013	50,122

Total inventory	$251,976	$235,923

4.	OTHER COMPREHENSIVE LOSS

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

Components of other accumulated comprehensive loss consist of the following:

	As of September 30,

	2002	2001

Translation adjustment	($118,719)	($77,375)

Pensions less accumulated taxes of ($1,207) for 2002 and ($658) in 2001	(3,623)	(1,995)

Unrealized losses on investment securities less accumulated taxes of $511 for 2002 and $345 in 2001	(1,871)	(2,189)

Ending Balance	($124,213)	($81,559)

Components of comprehensive income (loss) consist of the following:

	As of September 30,

	2002	2001

Net income	$77,223	$49,612

Other comprehensive income (loss):

Translation adjustment	(63,908)	(69,935)

Unrealized gain on investment securities less accumulated taxes of $76 for 2002 and $613 in 2001	141	1,034

Total comprehensive income (loss)	$13,456	($19,289)

The majority of the translation adjustment losses incurred during 2002 and 2001, respectively, was due to the devaluation of the Brazilian Real. The Real has devalued by 67.9 percent from December 31, 2001 to September 30, 2002 and by 36.6 percent from December 31, 2000 to September 30, 2001.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands except for per share amounts)

5.	NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 142 Goodwill and Other Intangible Assets, which for the company, was effective January 1, 2002. SFAS 142 establishes accounting and reporting standards for acquired goodwill and other intangible assets in that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. The nine month period of 2001 earnings per share of $0.69 included goodwill amortization of $7,728, net of tax. Had SFAS 142 been in effect as of January 1, 2001 and goodwill was not amortized, earnings per share would have been $0.23 for the three month period ended September 30, 2001 and $0.80 for the nine month period ended September 30, 2001.

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

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long- Lived Assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.

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

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions for this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The company has elected early adoption as it pertains to the asset sale of the 1200 cash dispensers to Cardtronics. See footnote 6 for further information regarding the sale.

On October 4, 2002 the FASB issued an exposure draft, Accounting for Stock-Based Compensation – Transition and Disclosure, which would amend SFAS 123, Accounting for Stock-Based Compensation. As part of this proposed amendment, companies electing not to expense stock options would be required to provide the pro forma net income and earnings per share information not only annually but also on a quarterly basis. While continuing to review the matter, the company has no current plans to begin expensing stock options.

The company complies with Statement of Financial Accounting Standards No. 123 “Accounting for Stock Based Compensation” by providing disclosure in the annual filing of the proforma effects of issuing stock options to employees and directors. The company expects the proforma effect of issued stock options, will approximate $0.05 per share for December 31, 2002.

6.	ACQUISITIONS/DIVESTITURES

On January 22, 2002, the company announced the acquisition of Global Election Systems Inc. (GES), now known as Diebold Election Systems, Inc., a manufacturer and supplier of electronic voting terminals and solutions. GES was acquired in a combination of cash and stock for a total purchase price of $24,667. A cash payment of $4,845 was made in January 2002 with the remaining purchase price being paid with company stock valued at $19,822. The acquisition has been accounted for as a purchase business combination and, accordingly, the purchase price has been allocated to identifiable tangible and intangible assets acquired and liabilities assumed, based upon their respective fair values, with the excess allocated to goodwill. Goodwill and other intangibles acquired in the transaction amounted to $34,075.

On July 15, 2002, the company announced the acquisition of Sersi Italia, a company specializing in multi- vendor customer service and closed-circuit television monitoring of automated teller machines (ATMs) for banks and post offices throughout Italy. The purchase price was $2,000 and was paid in cash in July 2002. The acquisition has been accounted for as a purchase business combination and, accordingly, the purchase price has been allocated to identifiable tangible and intangible assets acquired and liabilities assumed, based

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands except for per share amounts)

upon their respective fair values, with any excess allocated to goodwill. Goodwill and other intangibles acquired in the transaction amounted to $2,049.

On September 30, 2002, the company finalized the asset sale of 1,200 cash dispensers that it owned and operated to Cardtronics. The agreement included the sale of hardware and related placement contracts. The sale resulted in a gain of $1,023, net of tax or approximately $0.01 per share.

7.	CORPORATE OWNED LIFE INSURANCE (COLI) CLAIM

As previously disclosed in prior filings, the company continues to dispute a claim by the IRS concerning the deductibility of interest on corporate owned life insurance (COLI). Since management believes that the company’s facts and circumstances are meritorious and continues to vigorously contest the IRS’ claim, the company has made no provision for any possible earnings impact. However, if unsuccessful, a pre-tax charge of approximately $35,300 and $29,300 after-tax would result. This amount represents tax of approximately $17,600 and interest of approximately $17,700. The company expects the claim to be resolved in 2003. Now that the IRS has completed its audit for years 1990 through 1996, the company was required to pay the taxes from those years and then pursue a refund for this amount. Therefore, the company has made payments totaling approximately $31,300 in cash of which approximately $19,400 was paid in July 2002 for taxes and interest related to these years. There are two years remaining (1997 and 1998) under audit, which could result in an additional cash payment of up to $4,000, including interest. No other years after 1998 are subject to this claim.

8.	OTHER LONG-TERM LIABILITIES

In July 2002, the company entered into a multi-year information technology outsourcing arrangement with Deloitte Consulting to transform specific business processes, administer application development, and provide related project management, maintenance and support. As part of this arrangement, the company purchased an Oracle global information technology platform, which was reflected in property, plant and equipment at a cost of $24,863. The financing arrangement is included in both other current liabilities and other long-term liabilities with a term of 5 years and an interest rate of 5.75 percent.

9.	SEGMENTS

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

	DNA	DI	Other	Total

Segment Information by Channel for the three month period ending September 30, 2002

Customer Revenue	$291,781	$183,250	$54,768	$529,799

Operating profit/(loss)	53,072	17,861	(3,874)	67,059

Capital expenditures	10,131	4,798	237	15,166

Depreciation	4,374	2,926	1,341	8,641

Long-lived assets	219,415	101,788	141,663	462,866

Segment Information by Channel for the three month period ending September 30, 2001

Customer Revenue	$255,272	$191,059	($1,704)	$444,627

Operating profit/(loss)	49,660	18,061	(19,925)	47,796

Realignment, special and other charges	—	—	(31,845)	(31,845)

Capital expenditures	8,234	11,045	234	19,513

Depreciation	5,756	2,239	1,881	9,876

Long-lived assets	206,350	80,047	111,119	397,516

Segment Information by Channel for the nine month period ending September 30, 2002

Customer Revenue	$812,486	$498,296	$103,552	$1,414,334

Operating profit/(loss)	133,866	41,552	(8,400)	167,018

Capital expenditures	18,237	10,942	2,153	31,332

Depreciation	14,279	9,732	5,884	29,895

Long-lived assets	219,415	101,788	141,663	462,866

Segment Information by Channel for the nine month period ending September 30, 2001

Customer Revenue	$733,437	$511,226	$7,432	$1,252,095

Operating profit/(loss)	122,419	43,772	(58,626)	107,565

Realignment, special and other charges	—	—	(70,163)	(70,163)

Capital expenditures	22,544	27,927	250	50,721

Depreciation	16,743	8,061	5,611	30,415

Long-lived assets	206,350	80,047	111,119	397,516

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands except for per share amounts)

Total Revenue by Geography

	For the three month period		For the nine month period
	ending September 30:		ending September 30:

	2002	2001	2002	2001

The Americas:

Financial self-service solutions	$242,858	$251,786	$717,549	$712,001

Security solutions	118,880	90,621	308,046	238,731

Other (voting machines/MedSelect)	55,200	2,398	103,400	18,728

Total Americas	416,938	344,805	1,128,995	969,460

Asia-Pacific:

Financial self-service solutions	36,013	27,335	86,887	69,340

Security solutions	1,215	663	2,268	1,860

Total Asia-Pacific	37,228	27,998	89,155	71,200

Europe, Middle East and Africa:

Financial self-service solutions	75,508	71,802	195,923	211,280

Security solutions	125	22	261	155

Total Europe, Middle East and Africa	75,633	71,824	196,184	211,435

Total Revenue	$529,799	$444,627	$1,414,334	$1,252,095

Total Revenue by Product and Service Solutions

	For the three month period		For the nine month period
	ending September 30:		ending September 30:

	2002	2001	2002	2001

Financial self-service:

Products	$176,736	$194,705	$476,004	$518,642

Services	177,643	156,218	524,355	473,979

Total financial self-service	354,379	350,923	1,000,359	992,621

Security:

Products	58,380	40,314	140,836	108,505

Services	61,840	50,992	169,739	132,241

Total security	120,220	91,306	310,575	240,746

Total financial self-service & security	474,599	442,229	1,310,934	1,233,367

Voting solutions	55,200	—	103,400	—

Total excluding MedSelect, & Innoventry	529,799	442,229	1,414,334	1,233,367

MedSelect (discontinued business)	—	220	—	2,668

InnoVentry	—	2,178	—	16,060

Total Revenue	$529,799	$444,627	$1,414,334	$1,252,095

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
As of September 30, 2002
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

Total Assets

Total assets for the third quarter ended September 30, 2002 were $1,643,025, representing an increase of $21,942 or 1.4 percent from December 31, 2001.

Short-term Investments

Short-term investments decreased by $41,425 or 79.8 percent due to certain municipal bonds maturing as of quarter end. The majority of the proceeds were used to pay down notes payable during the quarter.

Trade Receivables

Trade receivables less allowances increased by $71,841 or 18.6 percent primarily due to increased voting solutions revenue and a combination of increased security sales and net service contract billings that occurred at the end of the quarter.

Inventories

Inventories increased $16,053 or 6.8 percent, as the company prepared to fulfill large orders associated with Diebold Election Systems Inc. as well as positioning itself for fourth quarter business.

Finance Receivables

Net short-term and long-term finance receivables decreased by $28,594 or 55.0 percent primarily due to the securitizations of certain finance receivables that occurred during the first quarter of 2002.

Property, Plant and Equipment

Property, plant and equipment, net increased by $18,726 or 9.8 percent primarily due to the purchase of an Oracle global information technology platform during third quarter of 2002.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)
As of September 30, 2002
(Unaudited)
(Dollars in thousands except for per share amounts)

Goodwill

Goodwill decreased by a net $24,618 or 8.9 percent. The change in goodwill was due principally to the following: the January 2002 acquisition of the voting solutions provider, Global Election Systems Inc., now known as Diebold Election Systems Inc.; the impairment charge made in accordance with SFAS 142 of $38,859; and the impact of foreign currency translation. The impairment charge was related to the goodwill recorded in the company’s Latin America division.

Current Liabilities

Total current liabilities were $621,998, representing a decrease of $5,190 or 0.8 percent from December 31, 2001.

Notes Payable

Notes payable increased by $6,992 or 3.0 percent due to short-term cash requirements.

At September 30, 2002, the company had outstanding bank credit lines approximating $121,095, EUR 108,142 (translation $106,094) and 17,500 Australian dollars (translation $9,506), with an additional $152,425 available under the credit line agreements.

Deferred Income

Deferred income is largely related to service contracts and is affected by customer service billings in advance of the period in which the service will be performed. Deferred income is recognized in income on a straight-line basis over the contract period. The company typically bills customers annually, semi-annually and quarterly, depending upon the terms of the contract. The majority of the billings occur on an annual basis with the next largest volume occurring on a semi-annual basis. As such, deferred income increased by $35,048 or 43.3 percent primarily due to the combination of quarterly billings that occurred at the end of the third quarter and an increase in the customer service base.

Other Current Liabilities

Other current liabilities decreased by $27,151 or 17.9 percent, primarily due to the repayment of cash borrowed to fund the owner-operated retail ATMs. The majority of these units were sold to Cardtronics on September 30, 2002.

Bonds Payable

The company has outstanding $20,800 of Industrial Development Revenue Bonds. The proceeds of the bonds issued in 1997 were used to finance the construction of three manufacturing facilities located in the United States.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)
As of September 30, 2002
(Unaudited)
(Dollars in thousands except for per share amounts)

Other Long-term Liabilities

Other long-term liabilities increased by $16,488 or 100.0 percent due to the financing arrangement that was entered into during the third quarter related to the purchase of the Oracle global information technology platform.

Minority Interests

Minority interests of $12,587 represented the minority interest in the following entities:

•	Diebold Financial Equipment Company, Ltd (China), owned by the Aviation Industries of China;

•	Diebold OLTP Systems, C.A (Venezuela), owned by OLTP ATM Systems, C.A.;

•	Diebold Colombia, owned by Richardson and Company Ltd;

•	Diebold Services, S.A. (France), owned by Serse S.A and Solymatic S.A.

Shareholders’ Equity

Shareholders’ equity was $906,603, representing an increase of $3,493 or 0.4 percent over December 31, 2001. Shareholders’ equity per Common Share at September 30, 2002 decreased to $12.58 from $12.66 at December 31, 2001. Shareholders’ equity was negatively impacted by the increase in accumulated other comprehensive loss of $63,767 or 105.5 percent, which was due to translation adjustment losses arising principally from the devaluation of the Brazilian Real. Partially offsetting the decrease in shareholders’ equity was an increase in retained earnings, which is the combination of year to date net income less cash dividends paid out during the nine month period of 2002. The third quarter cash dividend of $0.165 per share was paid on September 6, 2002 to shareholders of record on August 16, 2002. On October 9, 2002, the fourth quarter cash dividend of $0.165 per share was declared payable on December 6, 2002 to shareholders on record as of November 15, 2002. Diebold, Incorporated shares are listed on the New York Stock Exchange under the symbol of DBD.

Management’s Analysis of Cash Flows

Operating Activities

During the nine month period ended September 30, 2002, the company generated $29,149 in cash from operating activities, compared with $91,009 for the comparable period in 2001. In addition to net income of $77,223 adjusted for $82,842 of non-cash items which includes depreciation, amortization, minority interest, and the cumulative effect of an accounting change, net cash provided by operating activities for the period was negatively impacted primarily by the increase in trade receivables, inventories, prepaid expenses and other current assets and decrease in accounts payable. The increase in certain other assets and liabilities negatively impacted cash provided by operating activities.

The increase in trade receivables was primarily due to increased voting solutions revenue and a combination of increased security sales and net service contract billings that occurred at the end of the quarter. The increase in inventories was primarily driven by several large orders associated with Diebold Election Systems Inc. as well as actions to position the company to service fourth quarter business.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)
As of September 30, 2002
(Unaudited)
(Dollars in thousands except for per share amounts)

The change in certain other assets and liabilities year over year was primarily the result of the increase in estimated income tax and the use of the realignment reserve. The increase in estimated income tax was driven by higher income during the period. The realignment program was completed in 2001, resulting in the use of the reserve established in the first quarter of 2001.

Investing Activities

During the nine month period ended September 30, 2002, the company generated $21,381 in cash from investing activities, compared with a use of cash of $93,696 for the comparable period in 2001. The change was primarily due to a decrease in the amount that the company invested in marketable securities during the period, a decrease in capital expenditures and a decline in the level of securitizations in the current year versus the prior year.

Results of Operations

Third Quarter 2002 Comparison to Third Quarter 2001

Revenue

Net sales for the third quarter of 2002 totaled $529,799 and were $85,172 or 19.2 percent higher than the comparable period in 2001. The increase in net sales occurred in the security and voting solutions markets within The Americas as well as within the Asia-Pacific region. Total product revenue increased by $53,413 or 22.7 percent primarily due to growth in the voting solution market. Service revenue increased by $31,759 or 15.2 percent primarily due to an increase in our core service customer base.

Gross Margin

The total gross margin was 30.1 percent, down from 30.6 percent in the third quarter 2001. Excluding special charges, total gross margin was 31.8 percent in the third quarter 2001.

Product gross margin was 31.1 percent, down from 34.5 percent in the third quarter 2001. Despite the decrease in total product gross margins, margins for the financial self service product increased during the quarter. The reason for the decrease in total product gross margins was a change in product mix, with higher security and voting sales in the current period, which carry lower gross margins.

Service gross margin was 28.9 percent compared to 26.2 percent in the third quarter 2001. Excluding special charges, service gross margin compared favorably to the 28.7 percent from the third quarter 2001.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)
As of September 30, 2002
(Unaudited)
(Dollars in thousands except for per share amounts)

Operating Expenses

Total operating expenses were 17.4 percent, down from 19.8 percent from the third quarter 2001. Excluding realignment and MedSelect, third quarter 2001 operating expenses were 18.4 percent. MedSelect was sold to Medecorx in the third quarter of 2001.

Net Income

Net income was 8.3 percent of revenue compared to 3.2 percent in the third quarter 2001. Excluding realignment, special charges and MedSelect, third quarter 2001 net income was 8.0 percent of revenue. Third quarter 2001 net income included goodwill amortization of $2,564, net of tax. Had SFAS 142 been in effect as of January 1, 2001, goodwill would not have been amortized and earnings per share in the third quarter of 2001 would have increased from the $0.20 reported to $0.23.

Nine Month 2002 Comparison to Nine Month 2001

Revenue

Net sales for the nine month period of 2002 totaled $1,414,334 and were $162,239 or 13.0 percent higher than the comparable period in 2001. The increase in net sales occurred primarily in the security and voting solutions markets within The Americas along with increased growth in the Asia Pacific market.

Total product revenue increased by $78,546 or 12.3 percent primarily due to growth in the voting business. Service revenue increased by $83,693 or 13.6 percent primarily due to an increase in the company’s core service customer base and approximately $36 million of additional revenue from the Bank of America service contract.

Gross Margin

The total gross margin was 30.5 percent, down from 31.2 percent in the nine month period of 2001. Excluding special charges, total gross margin was 32.0 percent in the nine month period of 2001. Product gross margin decreased to 33.4 percent from 36.7 percent in the nine month period of 2001 (excluding special charges) due to geographic and product mix changes, including higher sales of security and voting solutions, which carry a lower gross margin. Service gross margin increased to 27.6 percent from 26.3 percent for the comparable period in 2001.

Operating Expenses

Total operating expenses were 18.7 percent, down from 22.6 percent from the nine month period of 2001. Excluding realignment and MedSelect, the nine month period 2001 operating expenses were 19.4 percent. This improvement was due to the streamlining of operations undertaken in 2001.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)
As of September 30, 2002
(Unaudited)
(Dollars in thousands except for per share amounts)

Net Income

Net income before cumulative effect of a change in accounting principle was 7.8 percent of revenue compared to 4.0 percent in the nine month period of 2001. Excluding realignment, special charges and MedSelect, the nine month period of 2001 net income was 7.7 percent of revenue. Net income was 5.5 percent of revenue in the nine month period of 2002, which includes a cumulative effect of a change in accounting principle of $33,147, net of taxes. The change in accounting principle was the result of adopting Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). The amortization of goodwill was discontinued effective January 1, 2002 and the transitional impairment test of goodwill was completed in June 2002 resulting in the impairment charge.

The nine month period of 2001 net income included goodwill amortization of $7,728, net of tax. Had SFAS 142 been in effect as of January 1, 2001, goodwill would not have been amortized and earnings per share in the nine month period of 2001 would have increased from the $0.69 reported to $0.80.

Segment Information

Third Quarter Results

Diebold North America (“DNA”) customer revenue of $291,781 for the third quarter ended September 30, 2002 increased by $36,509, or 14.3 percent from the same period in 2001. The higher revenue levels were due to an increase in the security solutions and service markets. DNA operating profits for the same period were $53,072, which represented an increase of $3,412 or 6.9 percent from the same period in 2001.

Diebold International (“DI”) customer revenue was $183,250 for the third quarter of 2002, which represented a decrease of $7,809 or 4.1 percent from the same period in 2001. The decrease was due to lower spending in the Europe, Middle East and Africa and in the Latin America market. Revenue in the Asia Pacific region continued to increase from the prior period. While activity in the Europe, Middle East and Africa market was down, results did benefit in total from a strengthening in the Euro. Results in Latin America, on the other hand, were adversely impacted from a weakening in local currency, primarily in the Brazilian Real, which has devalued by 67.9 percent since December 31, 2001. DI operating profit for the period was $17,861, a decrease of $200 or 1.1 percent from the same period in 2001 due to geographic and product mix changes.

Other revenue was $54,768 for the third quarter of 2002, which represented an increase of $56,472. This increase was primarily due to the increase in the voting solutions market.

Nine Month Period

Diebold North America (“DNA”) customer revenue of $812,486 for the nine month period ended September 30, 2002 increased by $79,049, or 10.8 percent from the same period in 2001. The higher revenue levels were due to an increase in the security solutions and service. DNA operating profits for the same period were $133,866, which represented an increase of $11,447 or 9.4 percent from the same period in 2001.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)
As of September 30, 2002
(Unaudited)
(Dollars in thousands except for per share amounts)

Diebold International (“DI”) customer revenue was $498,296 for the nine month period ended September 30, 2002 which represented a decrease of $12,930 or 2.5 percent from the same period in 2001. The decrease was primarily attributable to the decrease in Europe, Middle East and Africa due to weaker IT spending after the prior year Euro conversion. DI operating profit for the same period was $41,552, a decrease of $2,220 or 5.1 percent from the same period in 2001 due to geographic and product mix changes.

Other revenue was $103,552 for the nine month period ended September 30, 2002, which represented an increase of $96,120. This increase was primarily due to the increase in the voting solutions market.

Significant Accounting Policies

The consolidated financial statements of the company are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Management of the company uses historical information and all available information to make these estimates and assumptions. Actual amounts could differ from these estimates and different amounts could be reported using different assumptions and estimates.

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

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)
As of September 30, 2002
(Unaudited)
(Dollars in thousands except for per share amounts)

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
As of September 30, 2002
(Unaudited)
(Dollars in thousands except for per share amounts)

Outlook

The following statements are based on current expectations. These statements are forward-looking and actual results may differ materially. These statements do not include the potential impact of any future mergers, acquisitions, disposals or other business combinations.

The global efficiencies that Diebold has experienced by balancing manufacturing, product rationalization, organizational alignment and process improvements will continue to benefit the company into the fourth quarter.

Taking these factors into consideration, expectations for the fourth quarter and year include:

•	Fourth quarter revenue will increase in the mid single digit range vs. prior year including voting. Voting is not expected to contribute materially to revenue in the fourth quarter.

•	Fourth quarter EPS to be in the range of $0.66 to $0.72.

•	Depreciation and amortization to be approximately $17 to $18 million for the fourth quarter.

•	Full year revenue growth of approximately 10 percent.

•	For 2002, operating profit margins, excluding pension income, for the self-service business will be approximately 14 percent, while the security and voting business operating profit margins will be approximately 8 percent.

•	Full year EPS to be in the range of $2.19 to $2.25, before the effect of the cumulative accounting change, which represents 12-15 percent EPS growth over 2001.

•	A full year effective tax rate of approximately 32.0 percent.

Looking forward to 2003, while business unit forecasts have yet to be finalized and visibility is difficult given uncertain global economic conditions, management believes that through continued focus on speed, global efficiencies, creative solutions to customer needs, the company will continue to gain market share. The company also expects positive gains in the global voting market as a result of our successful acquisition and integration of Diebold Elections Systems. The following expectations do not include the potential impact of any future mergers, acquisitions, disposals, other business combinations or any impact from an unfavorable ruling on the Company Owned Life Insurance claim by the IRS. Given these factors management has the following expectations:

•	2003 revenue growth of 8 to 10 percent, on a fixed rate basis.

•	Depreciation and amortization in the range of $70 to $75 million.

•	Pension expense will negatively impact earnings per share by approximately $0.08 to $0.09 versus 2002.

•	Effective tax rate of 32 percent.

•	2003 earnings per share is expected to be in the range of $2.32 to $2.45. This represents a 10 to 13 percent increase in EPS excluding pension impact.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)
As of September 30, 2002
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
As of September 30, 2002
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

The company performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates applied to the hedging contracts and underlying exposures describe above. As of September 30, 2002, the analysis indicated that these hypothetical market movements would not materially affect the results of operations. Actual gains and losses in the future may differ materially from that analysis based on changes in the timing and amount of foreign currency exchange rate movements and our actual exposures and hedges.

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

The company evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Exchange Act and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including the company’s principal executive officer and principal financial officer within the 90-day period prior to the filing of this Quarterly Report on Form 10-Q. The principal executive officer and principal financial officer have concluded, based on their review, that the company’s disclosure controls and procedures, as defined at Exchange Act Rules 13a-14(c) and 15d-14(c), are effective to ensure that information required to be disclosed by the company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. No significant changes were made to the company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)		Exhibits
3.1	(i)	Amended and Restated Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.1(i) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994. (Commission File No. 1-4879)

3.1	(ii)	Code of Regulations — incorporated by reference to Exhibit 4(c) to Registrant’s Post-Effective Amendment No. 1 to Form S-8 Registration Statement No. 33-32960.

3.2		Certificate of Amendment by Shareholders to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.2 to Registrant’s Form 10-Q for the quarter ended March 31, 1996. (Commission File No. 1-4879)

3.3		Certificate of Amendment to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.3 to Registrant’s Form 10-K for the year ended December 31, 1998. (Commission File No. 1-4879)

4.		Rights Agreement dated as of February 11, 1999 between Diebold, Incorporated and The Bank of New York — incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form 8-A dated February 11, 1999.

*10.1		Form of Employment Agreement as amended and restated as of September 13, 1990 — incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990. (Commission File No. 1-4879)

*10.2		Schedule of Certain Officers who are Parties to Employment Agreements in the form of Exhibit 10.1 — incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-K for the year ended December 31, 2000. (Commission File No. 1-4879)

*10.5	(i)	Supplemental Employee Retirement Plan I as amended and restated July 1, 2002.

*10.5	(ii)	Supplemental Employee Retirement Plan II as amended and restated July 1, 2002.

*10.7	(i)	1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992. (Commission File No. 1-4879)

*10.7	(ii)	Amendment No. 1 to the Amended and Restated 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998. (Commission File No. 1-4879)

*10.8		1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 — incorporated by reference to Exhibit 4(a) to Form S-8 Registration Statement No. 333-60578.

	*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 14(c) of this report.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)		Exhibits (Continued)
*10.9		Long-Term Executive Incentive Plan — incorporated by reference to Exhibit 10.9 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993. (Commission File No. 1-4879)

*10.10	(i)	1992 Deferred Incentive Compensation Plan (as amended and restated ).

*10.11		Annual Incentive Plan — incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000. (Commission File No. 1-4879)

*10.13	(i)	Forms of Deferred Compensation Agreement and Amendment No. 1 to Deferred Compensation Agreement — incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996. (Commission File No. 1-4879)

*10.13	(ii)	Section 162(m) Deferred Compensation Agreement (as amended and restated January 29, 1998) — incorporated by reference to Exhibit 10.13 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998. (Commission File No. 1-4879)

*10.14		Deferral of Stock Option Gains Plan — incorporated by reference to Exhibit 10.14 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998. (Commission File No. 1-4879)

*10.15		Employment Agreement with Walden W. O’Dell — incorporated by reference to Exhibit 10.15 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999. (Commission File No. 1-4879)

*10.16		Separation Agreement with Gerald F. Morris — incorporated by reference to Exhibit 10.16 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999. (Commission File No. 1-4879)

10.17	(i)	Loan Agreement dated as of December 1, 1999 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, Michigan as Agent — incorporated by reference to Exhibit 10.17 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000. (Commission File No. 1-4879)

10.17	(ii)	First Amendment to Loan Agreement dated as of December 1, 1999 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, Michigan as Agent — incorporated by reference to Exhibit 10.17 (ii) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000. (Commission File No. 1-4879)

10.17	(iii)	Second Amendment to Loan Agreement dated as of December 1, 1999 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, Michigan as Agent — incorporated by reference to Exhibit 10.17 (iii) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000. (Commission File No. 1-4879)

	*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 14(c) of this report.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)		Exhibits (Continued)
10.17	(iv)	Third Amendment to Loan Agreement dated as of March 30, 2001 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, Michigan as Agent — incorporated by reference to Exhibit 10.17 (iv) of Registrant’s Form 10-Q for the quarter ended June 30, 2001. (Commission File No. 1-4879)

10.17	(v)	Fourth Amendment to Loan Agreement dated as of February 13, 2002 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, Michigan as Agent — incorporated by reference to Exhibit 10.17 (v) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001. (Commission File No. 1-4879)

10.17	(vi)	Fifth Amendment to Loan Agreement dated as of May 24, 2002 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, Michigan as Agent — incorporated by reference to Exhibit 10.17 (vi) of Registrant’s Form 10-Q for the quarter ended June 30, 2002. (Commission File No. 1-4879)

*10.18	(i)	Retirement and Consulting Agreement with Robert W. Mahoney — incorporated by reference to Exhibit 10.18 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

*10.18	(ii)	Extension of Retirement and Consulting Agreement with Robert W. Mahoney.

*10.19		Employment Agreement with Wesley B. Vance — incorporated by reference to Exhibit 10.19 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000. (Commission File No. 1-4879)

10.20	(i)	Transfer and Administration Agreement by and among DCC Funding LLC, Diebold Credit Corporation, Diebold, Incorporated, Receivables Capital Corporation and Bank of America, National Association — incorporated by reference to Exhibit 10.20 (i) on Registrant’s Form 10-Q for the quarter ended March 31, 2001. (Commission File No. 1-4879)

10.20	(ii)	Amendment No. 1 to the Transfer and Administration Agreement by and among DCC Funding LLC, Diebold Credit Corporation, Diebold, Incorporated, Receivables Capital Corporation and Bank of America, National Association — incorporated by reference to Exhibit 10.20 (ii) on Registrant’s Form 10-Q for the quarter ended March 31, 2001. (Commission File No. 1-4879)

99.1		Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

99.2		Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

	*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 14(c) of this report.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(b)	Reports on Form 8-K.

Registrant filed a Form 8-K on August 7, 2002 which included sworn statements from the Registrant’s Chief Executive Officer and Chief Financial Officer as required by the Securities and Exchange Commission Order No. 4-460, dated June 27, 2002.

Registrant filed a Form 8-K on August 9, 2002 disclosing that the Registrant’s Chief Executive Officer and Chief Financial Officer each certified Form 10-Q for the period ended June 30, 2002, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIEBOLD, INCORPORATED

(Registrant)

Date : November 12, 2002	By:	/s/ Walden W. O’Dell

Walden W. O’Dell Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date : November 12, 2002	By:	/s/ Gregory T. Geswein

Gregory T. Geswein Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
CERTIFICATIONS

I, Walden W. O’Dell, Chairman of the Board, President and Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Diebold, Incorporated;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on the evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

DIEBOLD, INCORPORATED (Registrant)

	By:	/s/ Walden W. O’Dell

Walden W. O’Dell Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
CERTIFICATIONS (continued)

I, Gregory T. Geswein, Senior Vice President and Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Diebold, Incorporated;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on the evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

DIEBOLD, INCORPORATED (Registrant)

	By:	/s/ Gregory T. Geswein

Gregory T. Geswein Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
INDEX TO EXHIBITS

EXHIBIT NO.			PAGE NO.

3.1	(i)	Amended and Restated Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.1(i) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994. (Commission File No. 1-4879)	—

3.1	(ii)	Code of Regulations — incorporated by reference to Exhibit 4(c) to Registrant’s Post-Effective Amendment No. 1 to Form S-8 Registration Statement No. 33-32960.	—

3.2		Certificate of Amendment by Shareholders to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.2 to Registrant’s Form 10-Q for the quarter ended March 31, 1996. (Commission File No. 1-4879)	—

3.3		Certificate of Amendment to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.3 to Registrant’s Form 10-K for the year ended December 31, 1998. (Commission File No. 1-4879)	—

4.		Rights Agreement dated as of February 11, 1999 between Diebold, Incorporated and the Bank of New York — incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form 8-A dated February 11, 1999.	—

*10.1		Form of Employment Agreement as amended and restated as of September 13, 1990 — incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990. (Commission File No. 1-4879)	—

*10.2		Schedule of Certain Officers who are Parties to Employment Agreements in the form of Exhibit 10.1 — incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-K for the year ended December 31, 2000. (Commission File No. 1-4879)	—

*10.5	(i)	Supplemental Employee Retirement Plan I as amended and restated July 1, 2002.	35

*10.5	(ii)	Supplemental Employee Retirement Plan II as amended and restated July 1, 2002.	36

*10.7	(i)	1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992. (Commission File No. 1-4879)	—

*10.7	(ii)	Amendment No. 1 to the Amended and Restated 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998. (Commission File No. 1-4879)	—

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
INDEX TO EXHIBITS (continued)

EXHIBIT NO.			PAGE NO.

*10.8		1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 — incorporated by reference to Exhibit 4(a) to Form S-8 Registration Statement No. 333-60578.	—

*10.9		Long-Term Executive Incentive Plan — incorporated by reference to Exhibit 10.9 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993. (Commission File No. 1-4879)	—

*10.10	(i)	1992 Deferred Incentive Compensation Plan (as amended and restated)	37

*10.11		Annual Incentive Plan – incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000. (Commission File No. 1-4879)	—

*10.13	(i)	Forms of Deferred Compensation Agreement and Amendment No. 1 to Deferred Compensation Agreement — incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996. (Commission File No. 1-4879)	—

*10.13	(ii)	Section 162(m) Deferred Compensation Agreement (as amended and restated January 29, 1998) — incorporated by reference to Exhibit 10.13 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998. (Commission File No. 1-4879)	—

*10.14		Deferral of Stock Option Gains Plan — incorporated by reference to Exhibit 10.14 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998. (Commission File No. 1-4879)	—

*10.15		Employment Agreement with Walden W. O’Dell — incorporated by reference to Exhibit 10.15 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999. (Commission File No. 1-4879)	—

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
INDEX TO EXHIBITS (continued)

EXHIBIT NO.			PAGE NO.

*10.16		Separation Agreement with Gerald. F. Morris — incorporated by reference to Exhibit 10.16 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999. (Commission File No. 1-4879)	—

10.17	(i)	Loan Agreement dated as of December 1, 1999 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, Michigan as Agent — incorporated by reference to Exhibit 10.17 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000. (Commission File No. 1-4879)	—

10.17	(ii)	First Amendment to Loan Agreement dated as of December 1, 1999 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, Michigan as Agent — incorporated by reference to Exhibit 10.17 (ii) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000. (Commission File No. 1-4879)	—

10.17	(iii)	Second Amendment to Loan Agreement dated as of December 1, 1999 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, Michigan as Agent — incorporated by reference to Exhibit 10.17 (iii) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000. (Commission File No. 1-4879)	—

10.17	(iv)	Third Amendment to Loan Agreement dated as of March 30, 2001 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, Michigan as Agent — incorporated by reference to Exhibit 10.17 (iv) of Registrant’s Form 10-Q for the quarter ended June 30, 2001. (Commission File No. 1-4879)	—

10.17	(v)	Fourth Amendment to Loan Agreement dated as of February 13, 2002 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, Michigan as Agent — incorporated by reference to Exhibit 10.17 (v) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001. (Commission File No. 1-4879)	—

10.17	(vi)	Fifth Amendment to Loan Agreement dated as of May 24, 2002 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, Michigan as Agent — incorporated by reference to Exhibit 10.17 (vi) of Registrant’s Form 10-Q for the quarter ended June 30, 2002. (Commission File No. 1-4879)	—

*10.18	(i)	Retirement and Consulting Agreement with Robert W. Mahoney — incorporated by reference to Exhibit 10.18 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.	—

*10.18	(ii)	Extension of Retirement and Consulting Agreement with Robert W. Mahoney	38

*10.19		Employment Agreement with Wesley B. Vance — incorporated by reference to Exhibit 10.19 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000. (Commission File No. 1-4879)	—

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
INDEX TO EXHIBITS (continued)

EXHIBIT NO.				PAGE NO.

10.20	(i)		Transfer and Administration Agreement by and among DCC Funding LLC, Diebold Credit Corporation, Diebold, Incorporated, Receivables Capital Corporation and Bank of America, National Association – incorporated by reference to Exhibit 10.20 (i) on Registrant’s Form 10-Q for the quarter ended March 31, 2001. (Commission File No. 1-4879)	—

10.20	(ii)		Amendment No. 1 to the Transfer and Administration Agreement by and among DCC Funding LLC, Diebold Credit Corporation, Diebold, Incorporated, Receivables Capital Corporation and Bank of America, National Association – incorporated by reference to Exhibit 10.20 (ii) on Registrant’s Form 10-Q for the quarter ended March, 31, 2001. (Commission File No. 1-4879)	—

99.1			Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	39

99.2			Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	40

		*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 14(c) of this report.