Form 10-K
period 2002-12-31
DIEBOLD INC
filed 2003-02-28
CIK 28823

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

     Yes ✓ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [✓]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes [✓] No [ ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 24, 2003. The aggregate market value was computed by using the closing price on the New York Stock Exchange on February 24, 2003 of $36.27 per share.

Common Shares, Par Value $1.25 Per Share	$2,574,106,201

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class Common Shares $1.25 Par Value	Outstanding at February 24, 2003 72,266,719 Shares

DOCUMENTS INCORPORATED BY REFERENCE

(1) PROXY STATEMENT FOR 2003 ANNUAL MEETING OF SHAREHOLDERS TO BE HELD APRIL 24, 2003

		PART OF 10-K
		INTO WHICH
CAPTION OR HEADING	PAGE NO.	INCORPORATED	ITEM NO.

Information about Nominees for Election as Directors	3-8	III	10

Executive Compensation	9-16	III	11

Annual Meeting of Shareholders; Security Ownership of Directors and Management	3-7	III	12

Compensation Committee Interlocks and Insider Participation	8	III	13

PART I.

ITEM 1. BUSINESS.
 (Dollars in thousands)

(a) General Development

     The company was incorporated under the laws of the State of Ohio in August, 1876, succeeding a proprietorship established in 1859 and is engaged primarily in the sale, manufacture, installation and service of automated self-service transaction systems, electronic and physical security products, software and integrated systems. On September 30, 2002, the company finalized the asset sale of 1,200 cash dispensers that it owned and operated to Cardtronics. The agreement included the sale of hardware and related replacement contracts. The sale resulted in a gain of $1,023, net of tax or approximately $0.01 per share.

     On July 15, 2002, the company announced the acquisition of Sersi Italia, a company specializing in multivendor customer service and closed-circuit television monitoring of automated teller machines (ATMs) for banks and post offices throughout Italy. The purchase price was $2,000 and was paid in cash in July 2002. The results of the acquisition, which were included in the 2002 year-end Consolidated Financial Statements, were not material.

     On January 22, 2002, the company announced the acquisition of Global Election Systems, Inc. (GES), now known as Diebold Election Systems, Inc. (DESI), a manufacturer and supplier of electronic voting terminals and solutions. GES was acquired in a combination of cash and stock for a total purchase price of $24,667. A cash payment of $4,845 was made in January 2002 with the remaining purchase price being paid with company stock valued at $19,822. Diebold Election Systems, Inc. reported revenue of $111,004 for the year ended December 31, 2002. The acquisition was accretive to earnings per share and operating profit.

(b) Financial Information about Operating Segments

     The company has defined its operating segments into its three main sales channels: Diebold North America (DNA), Diebold International (DI) and a group of smaller sales channels which are combined in a category called Voting and Other. The DNA segment sells financial and retail systems, and also services financial, retail and medical systems in the United States and Canada. The DI segment sells and services financial and retail systems over the remainder of the globe. The segment called Voting and Other includes the operating results of DESI beginning in 2002, as well as corporate administrative costs. Also included in this segment are the results of the MedSelect business, which was sold in July 2001 as a part of the company’s realignment plan. A reconciliation of segment customer revenues to Consolidated Net Sales and of segment operating contribution to Consolidated Operating Profit is contained in Note 16 to the Consolidated Financial Statements.

(c) Description of Business

     The company develops, manufactures, sells and services self-service transaction systems, electronic and physical security systems, various products used to equip bank facilities, software and integrated systems for global financial and commercial markets and electronic voting terminals and solutions to the government. Sales of systems and equipment are made directly to customers by the company’s sales personnel and by manufacturer’s representatives and distributors. The sales/support organization works closely with customers and their consultants to analyze and fulfill the customers’ needs. Products are sold under contract for future delivery at agreed upon prices. In 2002, 2001 and 2000 the company’s sales and services of financial systems and equipment, and security solutions accounted for more than 90 percent of consolidated net sales.

     The principal raw materials used by the company are steel, copper, brass, lumber and plastics which are purchased from various major suppliers. Electronic parts and components are also procured from various suppliers. These materials and components are generally available in quantity at this time.

     The company had no customers in 2002, 2001 and 2000 that accounted for more than 10 percent of total net sales.

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

ITEM 1. BUSINESS. — (continued)

     All phases of the company’s business are highly competitive; some products being in competition directly with similar products and others competing with alternative products having similar uses or producing similar results. The company believes, based upon outside independent industry surveys, that it is a leading manufacturer of self-service systems in the United States and is also a market leader internationally. In the area of automated transaction systems, the company competes primarily with NCR Corporation, Triton, Wincor-Nixdorf, Dassault, Fujitsu, Itautec and Tidel. In serving the security products market for the financial services industry, the company competes primarily with ADT. Of these, some compete in only one or two product lines, while others sell a broader spectrum of products competing with the company. However, the unavailability of comparative sales information and the large variety of individual products make it difficult to give reasonable estimates of the company’s competitive ranking in or share of the market in its security product fields of activity. Many smaller manufacturers of safes, surveillance cameras, alarm systems and remote drive-up equipment are found in the market.

     The company owns both United States and international patents, trademarks and licenses relating to certain of its products. While the company regards these as items of importance, it does not deem its business as a whole, or any industry segment, to be materially dependent upon any one item or group of items.

     The company charged to expense $63,887 in 2002, $64,245 in 2001, and $60,677 in 2000, respectively, for research, development and engineering costs.

     Compliance by the company with federal, state and local environmental protection laws during 2002 had no material effect upon capital expenditures, earnings or the competitive position of the company and its subsidiaries.

     The total number of employees employed by the company at December 31, 2002 was 13,072 compared with 12,674 at the end of the preceding year.

     Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available, free of charge, on or through our website, www.diebold.com, as soon as practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Additionally, these reports can be furnished free of charge to shareholders upon written request to Diebold Global Communication at the corporate address, or call +1 330 490-3790 or [800] 766-5859.

(d)  Financial Information about International and U.S. Operations and Export Sales

     Sales to customers outside the United States as a percent of total consolidated net sales was $719,231 or 37.1 percent in 2002, $761,352 or 43.3 percent in 2001, and $750,970 or 43.1 percent in 2000.

     Long-lived assets located in the United States totaled $358,277, $317,832 and $309,030 as of December 31, 2002, 2001 and 2000, respectively, and long-lived assets located outside the United States totaled $103,856, $95,221 and $54,463 as of December 31, 2002, 2001 and 2000, respectively.

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

ITEM 2. PROPERTIES.

     The company’s corporate offices are located in North Canton, Ohio. It owns manufacturing facilities in Canton and Newark, Ohio; Lynchburg and Danville, Virginia; Lexington, North Carolina; and Sumter, South Carolina, and leases a manufacturing facility in Rancho Dominguez, California. The company also has manufacturing facilities in Argentina, Belgium, Brazil, China, France and India. The company has selling, service and administrative offices in the following locations: throughout the United States, and in Argentina, Australia, Austria, Belgium, Brazil, China, Colombia, France, Germany, Hong Kong, Hungary, Indonesia, Italy, Paraguay, Portugal, Poland, Romania, Russia, Singapore, South Africa, Spain, Taiwan, Thailand, Turkey, the United Arab Emirates, the United Kingdom, and Uruguay. The company leases a majority of the selling, service and administrative offices under operating lease agreements. The company owns an office facility in Hamilton, Ohio. The company considers that its properties are generally in good condition, are well maintained, and are generally suitable and adequate to carry on the company’s business.

ITEM 3. LEGAL PROCEEDINGS.
 (Dollars in thousands)

     At December 31, 2002, the company was a party to several lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the company’s financial position or results of operations. In management’s opinion, the financial statements would not be materially affected by the outcome of any present legal proceedings, commitments, or asserted claims.

     During 2002, the company accepted an offer by the IRS to settle its previously disclosed dispute on a claim concerning the deductibility of interest on COLI from 1990 to 1998. This resulted in an after-tax charge of $26,494, reducing earnings per share by $0.37. As of December 31, 2002, the company paid approximately $34,000 related to this claim and expects a refund of approximately $6,000. Of the $26,494, net of tax charge, $14,972 ($10,454, net of tax) was charged to interest expense and $16,040 was charged to taxes on income.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of 2002.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

     Refer to pages 6 through 8.

EXECUTIVE OFFICERS OF THE REGISTRANT

				Other Positions
			Year Elected	Held Last
Name	Age	Title	Present Office	Five Years

Walden W. O’Dell	57	Chairman of the Board, President and Chief Executive Officer	2000	1999-2000
 President and Chief Executive Officer and Director
1999
 Group Vice President, Tool Group and President of Ridge Tool Division — Emerson
1991-1999
				President — Liebert Corporation, a subsidiary of Emerson

Wesley B. Vance	45	Chief Operating Officer	2001	2000 -2001
 President, North America
1999-2000
 Senior Vice President, ArvinMeritor and President — Worldwide Exhaust Group, ArvinMeritor
1997-1999
 Managing Director — Arvin Exhaust, Europe and Asia, Arvin Industries, Inc.
1995-1997
 Vice President, Business Development and General Manager — Arvin Ride Control Emerging Markets, Arvin Industries, Inc.

Gregory T. Geswein	48	Senior Vice President and Chief Financial Officer	2000	1999-2000 Senior Vice President and Chief Financial Officer - Pioneer-Standard Electronics, Incorporated 1985-1999 Vice President and Corporate Controller — Mead Corporation

     EXECUTIVE OFFICERS OF THE REGISTRANT — (continued)

				Other Positions
			Year Elected	Held Last
Name	Age	Title	Present Office	Five Years

Michael J. Hillock	51	President, International	2001	1999-2001 Senior Vice President, ISS 1997-1999 Group Vice President, ISS 1993-1997 Vice President and General Manager, Sales and Service, Europe, Middle East and Africa

David Bucci	51	Senior Vice President, Customer Solutions	2001	1999-2001 Senior Vice President, North America 1997-1999 Group Vice President, NASS

Thomas W. Swidarski	43	Vice President, Strategic Development & Global Marketing	2001	1999-2001 Vice President-Global Marketing 1998-1999 Senior Director-World Wide Marketing 1996-1998 Director-Industry Marketing

James L.M. Chen	42	Vice President and Managing Director, Asia-Pacific	1998	1996-98 Philips Electronics China B.V. General Manager, Business Electronics

Warren W. Dettinger	49	Vice President, General Counsel and Assistant Secretary	1989	—

Donald E. Eagon, Jr.	60	Vice President, Global Communication and Investor Relations	1999	1990-1999 Vice President Corporate Communications

Charee Francis-Vogelsang	56	Vice President and Secretary	1983	—

Larry D. Ingram	56	Vice President, Global Procurement	2001	1993-2001 Vice President, Procurement and Services

EXECUTIVE OFFICERS OF THE REGISTRANT — (concluded)

				Other Positions
			Year Elected	Held Last
Name	Age	Title	Present Office	Five Years

Kevin J. Krakora	47	Vice President and Controller	2002	1999-2000 Chief Financial Officer- Teltek, Inc. 1997-1998 Vice President and Controller- Alumax, Inc.

Dennis M. Moriarty	50	Vice President, Customer Business Solutions	2001	1999-2001 Vice President North America 1996-1999 Division Vice President, NASS, Eastern Division

Anthony J. Rusciano	62	Vice President, National Accounts	2001	1999-2001 Vice President, North America 1993-1999 Division Vice President, NASS, Major Accounts Division

Charles B. Scheurer	61	Vice President, Corporate Human Resources	1991	—

Ernesto R. Unanue	61	Vice President and Managing Director, Latin America	1997	1984-97 Vice President of Sales, Caribbean and South American Division

Robert J. Warren	56	Vice President and Treasurer	1990	—

There is no family relationship, either by blood, marriage or adoption, between any of the executive officers of the Registrant.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The common shares of the company are listed on the New York Stock Exchange with a symbol of DBD. The price ranges of common shares for the company are as follows:

	2002		2001		2000

	High	Low	High	Low	High	Low

1st Quarter	$43.55	$35.49	$36.37	$25.75	$28.50	$21.50

2nd Quarter	41.90	35.20	33.20	25.91	32.87	25.37

3rd Quarter	37.99	30.30	40.50	29.00	31.94	24.00

4th Quarter	41.85	30.98	41.50	34.52	34.75	22.94

Full Year	$43.55	$30.30	$41.50	$25.75	$34.75	$21.50

     There were 72,309 shareholders at December 31, 2002, which includes an estimated number of shareholders who have shares held for their accounts by banks, brokers, trustees for benefit plans and the agent for the dividend reinvestment plan.

     On the basis of amounts paid and declared, the annualized quarterly dividends per share were $0.66, $0.64, and $0.62 in 2002, 2001 and 2000, respectively.

Equity Compensation Plan Information

	Number of securities to be	Weighted-average exercise price	Number of securities remaining
	issued upon exercise of	of outstanding options, warrants	available for future issuance
	outstanding options, warrants	and rights	under equity compensation
	and rights		plans (excluding securities
reflected in column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	3,435,731	$32.80	3,667,715

Equity compensation plans not approved by security holders	—	—	—

Total	3,435,731	$32.80	3,667,715

ITEM 6. SELECTED FINANCIAL DATA.
                (Dollars in thousands, except per share amounts)

	2002	2001	2000	1999	1998

Net sales	$1,940,163	$1,760,297	$1,743,608	$1,259,177	$1,185,707

Net income	99,154	66,893	136,919	128,856	76,148

Basic earnings per share	1.38	0.94	1.92	1.86	1.10

Diluted earnings per share	1.37	0.93	1.92	1.85	1.10

Total assets	1,625,081	1,621,083	1,585,427	1,298,831	1,004,188

Other long-term liabilities (Note A)	33,664	20,800	20,800	20,800	20,800

Cash dividends paid per common share	0.66	0.64	0.62	0.60	0.56

Note A	–	Included in other long-term liabilities are bonds payable. In addition to bonds payable, 2002 other long-term liabilities include a financing agreement to purchase an Oracle global information technology platform.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                (Dollars in thousands)

Management’s Analysis of Results of Operations

The table below presents the changes in comparative financial data from 2000 to 2002. Comments on significant year-to-year fluctuations follow the table.

	2002			2001			2000

		Percentage	Percentage		Percentage	Percentage		Percentage
		of Net	Increase		of Net	Increase		of Net
(Dollars in thousands)	Amount	Sales	(Decrease)	Amount	Sales	(Decrease)	Amount	Sales

Net sales

Products	$993,031	51.2	7.7	$922,346	52.4	(4.7)	$967,706	55.5

Services	947,132	48.8	13.0	837,951	47.6	8.0	775,902	44.5

	1,940,163	100.0	10.2	1,760,297	100.0	1.0	1,743,608	100.0

Cost of sales

Products	664,523	66.9	12.5	590,740	64.0	(2.9)	608,363	62.9

Special charges	—	—	—	31,404	—	—	—	—

Services	681,002	71.9	12.1	607,326	72.5	7.6	564,205	72.7

	1,345,525	69.4	9.4	1,229,470	69.8	4.9	1,172,568	67.2

Gross profit	594,638	30.6	12.0	530,827	30.2	(7.0)	571,040	32.8

Selling and administrative expense	289,582	14.9	1.5	285,404	16.2	1.4	281,408	16.1

Research, development and engineering expense	63,887	3.3	(0.6)	64,245	3.6	5.9	60,677	3.5

Realignment charges	—	—	—	42,269	2.4	—	—	—

	353,469	18.2	(9.8)	391,918	22.3	14.6	342,085	19.6

Operating profit	241,169	12.4	73.6	138,909	7.9	(39.3)	228,955	13.1

Other income (expense) net	(16,964)	(0.9)	(50.4)	(34,173)	(1.9)	58.5	(21,558)	(1.2)

Minority interest	(5,654)	(0.3)	15.5	(4,897)	(0.3)	61.1	(3,040)	(0.2)

Income before taxes	218,551	11.3	118.9	99,839	5.7	(51.1)	204,357	11.7

Taxes on income	86,250	4.4	161.8	32,946	1.9	(51.1)	67,438	3.9

Income before cumulative effect of a change in accounting principle	132,301	6.8	97.8	66,893	3.8	(51.1)	136,919	7.9

Cumulative effect of a change in accounting principle, net of tax	33,147	1.7	—	—	—	—	—	—

Net income	$99,154	5.1	48.2	$66,893	3.8	(51.1)	$136,919	7.9

NET SALES

Total Revenue by Product and Service Solutions

	2002	2001	2000

Financial self-service:

Products	$685,921	$757,827	$688,876

Services	706,964	647,622	591,944

Total financial self-service	1,392,885	1,405,449	1,280,820

Security:

Products	202,385	150,694	146,766

Services	233,889	183,295	169,871

Total security	436,274	333,989	316,637

Total financial self-service & security	1,829,159	1,739,438	1,597,457

Voting solutions	111,004	2,131	106,535

Total excluding MedSelect & InnoVentry	1,940,163	1,741,569	1,703,992

MedSelect and InnoVentry	—	18,728	39,616

Total Revenue	$1,940,163	$1,760,297	$1,743,608

Net sales for 2002 totaled $1,940,163 and were $179,866 or 10.2 percent higher than net sales for 2001 and $196,555 or 11.3 percent higher than net sales for 2000. The increase in net sales over 2001 resulted primarily from growth in the U.S. voting business resulting from the 2002 Global Election Systems, Inc., now known as Diebold Election Systems, Inc. (DESI), acquisition. The remaining increase was due to growth in the security business, which was partially offset by a negative foreign currency exchange impact primarily from the devaluation of the Brazilian real and 2001 non-recurring revenue related to the InnoVentry and MedSelect businesses. InnoVentry was engaged in the development and deployment of self-service check cashing technology. MedSelect, a wholly owned subsidiary, was a supplier of inventory control solutions to the medical industry.

Total financial self-service revenue decreased by $12,564 or 0.9 percent from 2001 and was $112,065 or 8.7 percent higher than 2000. Total security revenue in the current year increased by $102,285 or 30.6 percent versus the prior year and $119,637 or 37.8 percent versus 2000 primarily due to strategic growth in the financial market.

Geographic Revenue Summary

	2002	2001	2000

The Americas:

Financial self-service solutions	$973,370	$985,279	$945,058

Security solutions	433,000	331,557	316,001

Voting solutions	111,004	2,131	106,535

MedSelect and InnoVentry	—	18,728	39,616

	1,517,374	1,337,695	1,407,210

Asia-Pacific:

Financial self-service solutions	137,897	108,407	94,112

Security solutions	2,959	2,273	2,554

	140,856	110,680	96,666

Europe, Middle East and Africa:

Financial self-service solutions	281,618	311,763	239,458

Security solutions	315	159	274

	281,933	311,922	239,732

Total Revenue	$1,940,163	$1,760,297	$1,743,608

     Revenue for the Americas in 2002 increased by $179,679 or 13.4 percent and $110,164 or 7.8 percent compared to 2001 and 2000, respectively. The majority of the increase pertains to growth in the U.S. voting business resulting from the 2002 DESI acquisition and increased market share in the security segment. In 2002, revenue for Asia-Pacific increased by $30,176 or 27.3 percent and $44,190 or 45.7 percent compared to 2001 and 2000, respectively, primarily due to increased overall growth in the region as well as increased market share. Revenue for Europe, Middle East and Africa (EMEA) decreased by $29,989 or 9.6 percent compared to 2001 and increased $42,201 or 17.6 percent compared to 2000. Included in 2001 revenue for EMEA was non-recurring euro conversion revenue of $20,325. The overall decrease in EMEA revenue year over year is primarily due to a challenging economic environment and increased competitive pressures.

OPERATING SEGMENT REVENUE AND OPERATING PROFIT

	DNA	DI	Voting & Other*	Total

2002 Information by Segment

Customer revenues	$1,124,681	$704,277	$111,205	$1,940,163

Operating profit (loss)	192,519	65,911	(17,261)	241,169

2001 Information by Segment

Customer revenues	$1,008,500	$740,669	$11,128	$1,760,297

Realignment, special and other charges	—	—	89,893	89,893

Operating profit (loss)	156,377	68,217	(85,685)	138,909

2000 Information by Segment

Customer revenues	$1,000,748	$729,878	$12,982	$1,743,608

Operating profit (loss)	185,754	67,150	(23,949)	228,955

*	Voting revenue for 2000 of $106,535 was related to the Brazilian operations and was included in the results for DI.

Diebold North America (DNA) revenue in 2002 increased $116,181 or 11.5 percent and $123,933 or 12.4 percent over 2001 and 2000, respectively. The increase in revenue was due to increased service revenue from gains in market share. Diebold International (DI) revenue in 2002 decreased by $36,392 or 4.9 percent and $25,601 or 3.5 percent over 2001 and 2000, respectively. The decrease was primarily attributable to non-recurring 2001 euro conversion revenue in EMEA as well as the devaluation of the Brazilian real year over year, partially offset by an increase in strong Asia-Pacific revenue growth. Voting and Other revenue increased by $100,077 or 899.3 percent and $98,223 or 756.6 percent over 2001 and 2000, respectively. The increase was due to the growth in the U.S. voting business resulting from the 2002 acquisition of DESI. In addition to voting, the Voting and Other segment represents corporate administration costs during 2002. In 2001 and 2000, in addition to corporate administration, the Voting and Other segment represented several smaller sales channels such as MedSelect.

DNA operating profit in 2002 increased $36,142 or 23.1 percent and $6,765 or 3.6 percent over 2001 and 2000, respectively. The increase was primarily due to efficiencies gained from various internal initiatives. DI operating profit in 2002 decreased $2,306 or 3.4 percent and $1,239 or 1.8 percent over 2001 and 2000, respectively. The decrease was primarily due to the devaluation of the Brazilian real and the negative impact to EMEA from a weak economic environment and non-recurring euro conversion revenues in 2001.

The significant 2001 operating loss in the Voting and Other segment was due to special charges and realignment expense of $89,893.

Gross Profit

Gross profit for 2002 totaled $594,638 and was $63,811 or 12.0 percent higher than gross profit for 2001 and $23,598 or 4.1 percent higher than gross profit for 2000. Prior year gross profit of $530,827 was negatively impacted by special charges of $31,404.

Current year product gross margin was 33.1 percent compared to 36.0 percent in the prior year. The decrease in total product gross margin was due to a change in product mix, with higher security and voting sales in the current year, which carry lower gross margins. Service gross margin in the current year increased to 28.1 percent compared to 27.5 percent in the prior year. This improvement in service gross margin was realized on a global basis.

Operating Expenses

Total operating expenses were 18.2 percent, down from 22.3 percent and 19.6 percent in 2001 and 2000, respectively. Prior year operating expense was negatively impacted by the effect of realignment, MedSelect and other charges of $58,490. The net decrease in operating expense as a percentage of revenue was primarily due to efficiencies gained from various internal initiatives.

Other Income (Expense)

Investment income in 2002 increased $15,414 or 200.2 percent over 2001 and decreased $10,527 or 57.7 percent over 2000. Prior year investment expense included the effect of the InnoVentry write-off of $20,000. Year over year, investment income has been negatively affected by lower interest rates and a lower investment portfolio.

Interest expense in 2002 increased $14,011 or 110.6 percent and $8,998 or 50.9 percent over 2001 and 2000, respectively. The increase over 2001 was primarily the result of a $14,972 interest expense charge, which resulted from the settlement in 2002 of the dispute with the IRS regarding the deductibility of interest on debt related to the company-owned life insurance (COLI). See Note 14 for further details of the COLI settlement. The decrease in interest rates during 2002 and 2001 favorably affected interest expense year over year.

Miscellaneous, net changed by $15,806 or 114.5 percent and $24,119 or 109.0 percent over 2001 and 2000, respectively. The majority of the change was due to goodwill amortization. Goodwill amortization expense was zero for 2002 as the company adopted Statement of Financial Accounting Standards (SFAS) No. 142. Goodwill amortization expense was $15,354 and $15,978 in 2001 and 2000, respectively.

Net Income

Net income for 2002 was $99,154 and increased $32,261 or 48.2 percent over net income for 2001 and decreased $37,765 or 27.6 percent over net income for 2000. Included in net income for 2002 was the impact of the goodwill write-off of $33,147, net of tax, which was recorded as a cumulative effect of a change in accounting principle and the effect of the COLI settlement of $26,494, net of tax. Included in net income for 2001 was the impact of the corporate-wide realignment program including other charges of $73,628, net of tax.

The effective tax rate was 39.5 percent in 2002 as compared with 33.0 percent in 2001 and 2000. The increased tax rate in 2002 was a direct result of the COLI settlement, which represented 7.5 percent of the 2002 effective tax rate. The details of the reconciliation between the U.S. statutory rate and the company’s effective tax rate are included in Note 14 of the 2002 Consolidated Financial Statements.

ACQUISITIONS/DIVESTITURES

On September 30, 2002, the company finalized the asset sale of 1,200 cash dispensers that it owned and operated to Cardtronics. The agreement included the sale of hardware and related replacement contracts. The sale resulted in a gain of $1,023, net of tax or approximately $0.01 per share.

On July 15, 2002, the company announced the acquisition of Sersi Italia, a company specializing in multivendor customer service and closed-circuit television monitoring of automated teller machines (ATMs) for banks and post offices throughout Italy. The purchase price was $2,000 and was paid in cash in July 2002. Goodwill and other intangibles acquired in the transaction amounted to $2,092. The results of the acquisition, which were included in the 2002 year-end Consolidated Financial Statements, were not material.

On January 22, 2002, the company announced the acquisition of Global Election Systems, Inc. (GES), now known as Diebold Election Systems, Inc. (DESI), a manufacturer and supplier of electronic voting terminals and solutions. GES was acquired with a combination of cash and stock for a total purchase price of $24,667. A cash payment of $4,845 was made in January 2002 with the remaining purchase price being paid with company stock valued at $19,822. Goodwill and other intangibles acquired in the transaction amounted to $41,029. DESI reported revenue of $111,004 for the year ended December 31, 2002. The acquisition was accretive to earnings per share and operating profit.

On October 25, 2001, the company acquired select properties and operations of Mosler Inc. (Mosler) in the United States and Canada, including the physical and electronic security assets, currency processing equipment, certain service and support activities, and related properties. The acquisition was completed for approximately $33,382 including legal and professional fees. Goodwill acquired in the transaction amounted to $14,351. The results of the acquisition, which were included in the 2001 year-end Consolidated Financial Statements, were not material.

On April 17, 2000, the company announced the completion of its acquisition of the financial self-service assets and related development activities of European-based Groupe Bull and Getronics NV. The businesses acquired include ATMs, cash dispensers, other self-service terminals and related services primarily for the global banking industry. The acquisition was completed for approximately $147,600. Goodwill that was acquired in the transaction amounted to $141,641 and was being amortized over a 20-year life. The reported revenue from the acquisition was $148,785 for the period of April 17, 2000 through December 31, 2000.

All of the acquisitions mentioned above have been accounted for as purchase business combinations, which means the purchase prices have been allocated to assets acquired and liabilities assumed, and they are based upon their respective fair values, and the excesses have been allocated to goodwill. Effective January 1, 2002, the company no longer amortizes goodwill or other intangibles with indefinite lives due to the adoption of SFAS No. 142, which requires such assets to be analyzed periodically for impairment.

REALIGNMENT, SPECIAL AND OTHER CHARGES

During 2001, the company recognized a pretax charge of $109,893 ($73,628 after tax or $1.03 per diluted share) for expenses related to a corporate-wide realignment program, as well as other charges. Components of the charge were as follows: a special charge of $31,404 against inventory related to discontinued products that resulted from a rebalancing of the company’s global manufacturing strategy; realignment charges of $42,269 resulting from staff reductions, the closing of various facilities, the exiting of certain product lines, including the sale of MedSelect and actions taken to further integrate the company’s European operations; $29,861 in losses incurred in the write-off of the InnoVentry investment and related receivables; and $6,360 in other charges, which are included in selling and administrative expense.

The following are explanations of the realignment, special and other charges described above:

During 2001, staff reductions resulted in 856 involuntary employee terminations and a voluntary early retirement program involving 153 participants. Severance and other employee costs charged to expense in 2001 in connection with the program amounted to $13,987 with an additional $7,546 of expense being recognized for the enhanced early retirement benefits. As of December 31, 2002, 912 positions were eliminated with the remaining staff reductions to take place during 2003.

The loss incurred in connection with the closing of facilities amounted to $5,346, while the costs associated with the exit of certain product lines including the sale of MedSelect amounted to $10,354 in 2001. MedSelect, a wholly owned subsidiary, was a supplier of inventory control solutions to the medical industry. The assets of the subsidiary were sold in July 2001 and ancillary product lines were sold in September 2001 to Medecorx, Inc.

During 2001, losses incurred due to the write-off of the InnoVentry investment amounted to $20,000, which is reflected in investment expense. InnoVentry engaged in the development and deployment of self-service check cashing technology. Due to a depletion of its capital resources, InnoVentry ceased operations in the third quarter of 2001. This prompted the company to write off its investment as well as certain receivables amounting to $9,861, which were charged to selling and administrative expense. The remainder of the other charges totaling $6,360 were principally related to costs associated with bad debt write-offs, loss contingencies and other miscellaneous charges and were included in selling and administrative expense.

Approximately $82,769 of the $109,893 realignment, special and other charges incurred in 2001 were non-cash items. Realignment expense of $697 and $5,450 remained accrued as of December 31, 2002 and 2001, respectively. The remainder of the accrual will be used early in 2003.

The following table shows the realignment charge and accrual and related activity:

		Asset
		Write-Down
	Employee	and Facility
	Costs	Closing	Other	Total

Beginning accrual at commencement of plan	$13,052	$12,072	$2,000	$27,124

2001 Activity	(7,602)	(12,072)	(2,000)	(21,674)

Balance, December 31, 2001	5,450	—	—	5,450

2002 Activity	(4,753)	—	—	(4,753)

Balance, December 31, 2002	$697	—	—	$697

Noncash Realignment & Special Charges Charged to Expense

2001 Activity	$8,481	$40,067	$34,221	$82,679

Total Realignment & Special Charges

2001 Activity	$21,533	$52,139	$36,221	$109,893

MANAGEMENT’S ANALYSIS OF FINANCIAL CONDITION

The company’s financial position provides it with sufficient resources to meet projected future capital expenditures, dividend and working capital requirements. However, if the need were to arise, the company’s strong financial position should ensure the availability of adequate additional financial resources.

Cash and Cash Equivalents

Cash and cash equivalents increased by $81,678 or 110.7 percent due to an increase in net cash provided by operating activities, a reduction of capital expenditure levels, a reduction in payments for acquisitions (net of cash acquired), and a reduction of purchases of investments.

Short-term Investments

Short-term investments decreased by $43,992 or 84.8 percent primarily due to certain municipal bonds maturing during 2002. The majority of the proceeds were used to pay down notes payable.

Trade Receivables

Trade receivables less allowances increased by $16,297 or 4.2 percent primarily due to trade accounts receivable associated with DESI.

Inventories

While inventory levels remained relatively consistent at $236,614 and $235,923 as of December 31, 2002 and 2001, respectively, inventory turns improved to 5.7 in 2002 from 5.2 in 2001. Additionally, 2002 inventory levels included inventory related to DESI, which has longer lead times than the financial self-service and security solutions markets.

Other Current Assets

Other current assets decreased by $41,206 or 36.9 percent over 2001. The decrease was primarily due to a decrease in the cash inventory maintained for the 1,200 owner-operated retail ATM cash dispensers, which were sold to Cardtronics during 2002, and a decrease in short-term finance receivables. Short-term finance receivables decreased due to the securitization of certain finance receivables that occurred during the first quarter of 2002.

Property, Plant and Equipment

Total property, plant and equipment, net of accumulated depreciation, increased by $29,435 or 15.5 percent primarily due to the purchase of an Oracle global information technology platform during 2002.

Goodwill

Goodwill decreased by $7,079 or 2.6 percent over 2001. The net change in goodwill was due to the following: $42,809 in goodwill resulting from current year acquisitions; an impairment charge of $38,859 made in accordance with SFAS No. 142; and a net reduction in goodwill of $11,029 from the impact of foreign currency translation. The impairment charge was related to the goodwill recorded in the company’s businesses in Latin America.

Other Assets

Other assets decreased by $23,205 or 14.0 percent over 2001, primarily due to a decrease in retained interest in securitized lease receivables, which is a direct result of a decline in the level of securitizations in the current year versus the prior year, and a decrease in long-term finance receivables. Long-term finance receivables decreased due to the securitization of certain finance receivables that occurred during the first quarter of 2002.

Notes Payable

Notes payable decreased by $3,444 or 1.5 percent from December 31, 2001. The company had outstanding bank credit lines of $105,081, €106,200 (translation $111,297) and 17,500 Australian dollars (translation $9,881), with an additional $138,821 available under these agreements. In addition to the committed lines of credit, $25,000 of an uncommitted line of credit remained available as of December 31, 2002.

Estimated Income Taxes

Estimated income taxes decreased by $21,660 or 66.5 percent primarily due to an increase in the estimated income taxes paid in 2002, which was primarily driven by increased taxable income.

Other Current Liabilities

Other current liabilities decreased by $15,564 or 9.4 percent primarily due to the repayment of cash borrowed to fund the owner-operated retail ATMs, which were partially offset by the reclassification of an Industrial Development Revenue Bond (IRB) from other long-term liabilities to other current liabilities. The majority of the owner-operated retail ATMs were sold to Cardtronics on September 30, 2002. A manufacturing plant was disposed of in 2002. As a result, the related IRB will become due on April 1, 2003, which required the reclassification from a long-term liability to a short-term liability.

Other Long-term Liabilities

Other long-term liabilities increased by $12,864 or 61.8 percent primarily due to the financing agreement that was entered into during 2002 related to the purchase of an Oracle global information technology platform.

Minority Interests

Minority interests of $14,323 represented the minority interest in: Diebold Financial Equipment Company, Ltd (China) owned by the Aviation Industries of China; Diebold OLTP Systems, C.A (Venezuela), owned by five individual investors; Diebold Colombia, owned by Richardson and Company Ltd; and Diebold Services, S.A. (France), owned by Serse S.A. and Solymatic S.A. In December 2002, Diebold Services, S.A. was dissolved. Certain assets and service contracts reverted to the company and were consolidated within its wholly owned subsidiary in France.

Shareholders’ Equity

Shareholders’ equity was $940,823, an increase of $37,713 or 4.2 percent over December 31, 2001. Shareholders’ equity per share was $13.05 at the end of 2002, compared with $12.66 in 2001. Shareholders’ equity was negatively impacted by the increase in accumulated other comprehensive loss of $41,967, which was primarily due to foreign currency translation adjustment losses arising principally from the devaluation of the Brazilian real. Additional capital increased $27,605 or 26.7 percent primarily due to the issuance of stock with the acquisition of DESI early in 2002. The common shares of the company are listed on the New York Stock Exchange with a symbol of DBD. There were approximately 72,309 shareholders of record as of December 31, 2002.

The Board of Directors declared a first-quarter 2003 cash dividend of $0.17 per share on all common shares payable Friday, March 7, to shareholders of record at the close of business on Friday, February 14. The cash dividend, which represents $0.68 per share on an annual basis, is an increase of 3.0 percent over the cash dividend paid in 2002, which represents the 50th consecutive year that the company has increased its cash dividend. Comparative quarterly cash dividends paid in 2002, 2001 and 2000 were $0.165, $0.160 and $0.155 per share, respectively.

MANAGEMENT’S ANALYSIS OF CASH FLOWS

During 2002, the company generated $163,501 in cash from operating activities, compared with $151,184 in 2001 and $146,195 in 2000. Net cash provided by operating activities for the year was positively affected by the decrease in other current assets which was partially offset by decreases in certain other assets and liabilities and accounts payable. The decrease in other current assets was primarily due to a decrease in the cash inventory maintained for the 1,200 owner-operated retail ATM cash dispensers that were sold to Cardtronics during 2002. The change in certain other assets and liabilities year over year was attributable to a decrease in estimated income taxes and the payout of the realignment reserve.

Net cash used by investing activities decreased by $128,509 or 94.9 percent and net cash used by financing activities increased by $72,470 or 1,808.1 percent primarily due to a decrease in securitizations during 2002. As the level of securitization activity decreases, the pool of securitized lease receivables decreases, which results in less proceeds and retained interest and a payment requirement on the 364-day facility agreement.

The company returned $47,528 to shareholders in the form of cash dividends paid during 2002.

OTHER BUSINESS INFORMATION

COLI Charge

During 2002, the company accepted an offer by the IRS to settle its previously disclosed dispute on a claim concerning the deductibility of interest on corporate-owned life insurance from 1990 to 1998. This resulted in an after-tax charge of $26,494, reducing earnings per share by $0.37. As of December 31, 2002, the company paid approximately $34,000 related to this claim and expects a refund of approximately $6,000. No other years after 1998 are subject to this claim. Of the $26,494, net of tax charge, $14,972 ($10,454, net of tax) was charged to interest expense and $16,040 was charged to taxes on income.

Subsequent Event

On January 23, 2003, the company announced the acquisition of Data Information Management Systems, Inc. (DIMS), one of the largest voter registration systems companies in the United States. DIMS was purchased for $5,840 in company stock and will be integrated within DESI as a wholly owned subsidiary.

New Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses the accounting and financial reporting for legal obligations and costs associated with the retirement of tangible long-lived assets. The provisions of SFAS No. 143 will be effective for the company’s financial statements beginning January 1, 2003. The company does not expect the adoption of this standard to have a material impact on its financial position, operations or cash flows.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost as defined was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions for this statement are effective for exit and disposal activities that are initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which amended SFAS No. 123, Accounting for Stock-Based Compensation. The provisions of SFAS No. 148 have been adopted for the company’s financial statements for the year ended December 31, 2002. This statement requires companies electing not to expense stock options to provide the pro forma net income and earnings per share information not only annually, but also on a quarterly basis. While continuing to review the matter, the company has no current plans to begin expensing stock options.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, which addresses disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year end. The disclosure requirements are effective for financial statements for periods ending after December 15, 2002. The company does not anticipate adoption of this Interpretation to have a material impact on the company’s financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public companies with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation applies to that company no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The application of this Interpretation is not expected to have a material effect on the company’s consolidated financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

Securitization

On March 30, 2001, Diebold Credit Corporation (DCC), a wholly owned consolidated subsidiary, entered into an agreement to sell, on an ongoing basis, a pool of its lease receivables to a wholly owned, unconsolidated qualified special purpose subsidiary, DCC Funding LLC (DCCF). DCC sold $95,610 of lease receivables on March 30, 2001 to DCCF. Under a 364-day facility agreement, DCCF sold and, subject to certain conditions, may from time to time sell an undivided fractional ownership interest in the pool of receivables to a multi-seller receivables securitization company (Conduit). Upon sale of the receivables to the Conduit, DCCF holds a subordinated interest in the receivables and services, administers and collects the receivables. DCCF and the Conduit have no recourse to DCC’s other assets for failure of debtors to pay when due. Costs associated with the sale of the receivables were $457 as of December 31, 2001.

DCC has a retained interest in the transferred receivables in the form of a note receivable from DCCF to the extent that they exceed advances to DCCF by the Conduit. DCC initially and subsequently measures the fair value of the retained interest at management’s best estimate of the discounted expected future cash collections on the transferred receivables. Actual cash collections may differ from these estimates and would directly affect the fair value of the retained interests. The initial transaction on March 31, 2001, resulted in DCC receiving proceeds from securitization of $71,400. DCC recorded an after-tax gain of $2,300 on the sale of the receivables. Subsequent sales of lease receivables totaling $10,689 have resulted in additional cash proceeds of $8,500 and gains of $869. The fair value of the retained interest of $8,236 and $28,086 is included in other assets in the Consolidated Balance Sheets as of December 31, 2002 and 2001, respectively.

Derivative Instruments and Hedging Activities

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which for the company was effective January 1, 2001. SFAS No. 133 established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recognized on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 required that changes in the derivative instrument’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument’s gains and losses to partially or wholly offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. The cumulative effect of adopting SFAS No. 133 as of January 1, 2001 was not material to the company’s consolidated financial statements.

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

The company records all derivatives on the balance sheet at fair value. For derivative instruments not designated as hedging instruments, changes in their fair values are recognized in earnings in the current period. Results from settling the company’s forward contracts were not material to the financial statements as of December 31, 2002 and 2001, respectively.

The company manages its debt portfolio by using interest rate swaps to achieve an overall desired position of fixed and variable rates. In 2001, the company entered into the following interest rate swap contracts that remained outstanding at December 31, 2002:

Interest rate swaps that relate to debt held by the company convert $50,000 notional amount from variable rates to fixed rates. The variable rates for these contracts at December 31, 2002, based on three month LIBOR rates, ranged from 1.40 percent to 1.89 percent versus fixed rates of 4.36 percent and 4.72 percent. The variable rates for these contracts at December 31, 2001, ranged from 2.01 percent to 2.03 percent versus fixed rates of 4.36 percent and 4.72 percent. These contracts mature throughout 2003.

Based on current interest rates for similar transactions, the fair value of all interest rate swap agreements is not material to the financial statements as of December 31, 2002 and 2001.

Credit and market risk exposures are limited to the net interest differentials. The net payments or receipts from interest rate swaps are recorded as part of interest expense and are not material to the financial statements for the years ended December 31, 2002 and 2001.

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

The company’s significant accounting policies are described in the Notes to Consolidated Financial Statements. Management believes that of its significant accounting policies, its policies concerning trade receivables and revenue recognition, inventories, goodwill, and pensions and postretirement benefits are the most critical. Additional information regarding these policies is included below.

Trade Receivables and Revenue Recognition

Revenue is recognized based on the terms of the sales contract. The majority of sales contracts for products are written with selling terms “F.O.B. factory.” However, certain sales contracts may have other terms such as “F.O.B. destination” or “upon installation.” The company recognizes revenue on these contracts when the appropriate event has occurred. Service revenue is recognized in the period service is performed and subject to the individual terms of the service contract.

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

Inventories

Domestic inventories are valued at the lower of cost or market applied on a first-in, first-out basis, and foreign inventories are valued using the average cost method. As the company launches new products and rationalizes its product offerings, inventory related to discontinued product is written down to salvage value.

Goodwill

Goodwill is the cost in excess of the net assets of acquired businesses. These assets are stated at cost and, effective January 1, 2002, are no longer amortized, but evaluated at least annually for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 establishes accounting and reporting standards for acquired goodwill and other intangible assets in that goodwill and other intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives.

The company tests all existing goodwill for impairment on a “reporting unit” basis. The reporting units were determined on a geographical basis that combine two or more component-level reporting units with similar economic characteristics within a single reporting unit.

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

Pensions and Postretirement Benefits

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

Minimum liabilities are recorded for plans where the total accumulated benefit obligation exceeds the fair value of the plan’s assets.

In addition to providing pension benefits, the company provides healthcare and life insurance benefits for certain retired employees. Eligible employees may be entitled to these benefits based upon years of service with the company, age at retirement and collective bargaining agreements. Currently there are no plan assets and the company funds the benefits as the claims are paid.

The postretirement benefit obligation was determined by application of the terms of medical and life insurance plans together with relevant actuarial assumptions and healthcare cost trend rates. For 2003, medical cost trend rates were projected at 8.5 percent and prescription drug cost trend rates were projected at 14.0 percent, with both cost trend rate assumptions gradually declining to 4.75 percent by 2009 and remaining at that level thereafter.

Annually, the company analyzes its key assumptions related to its pension plans. Key assumptions include the long-term rate of return on plan assets, the discount rate and the compensation levels. Such factors as financial market performance and actual compensation levels are considered when analyzing the key assumptions.

BUSINESS DRIVERS AND RISKS

The business drivers to the company’s future performance include several factors which include, but are not limited to:

•	timing of a self-service upgrade and/or replacement cycle in mature markets such as the United States;

•	high levels of deployment growth for new self-service products in emerging markets such as Asia-Pacific;

•	demand for new service offerings including outsourcing or operating a network of ATMs;

•	demand beyond expectations for security products and services for the financial, retail and government sectors; and

•	implementation and timeline for new electronic voting solutions in the United States.

However, in addition to the business drivers above, as a global operation, the company is exposed to the following risks which include but are not limited to:

•	competitive pressures, including pricing pressures and technological developments;

•	changes in the company’s relationships with customers, suppliers, distributors and/or partners in its business ventures;

•	changes in political, economic or other factors such as currency exchange rates, inflation rates, recessionary or expansive trends, taxes and regulations and laws affecting the worldwide business in each of the company’s operations, including Brazil;

•	acceptance of the company’s product and technology introductions in the marketplace;

•	unanticipated litigation, claims or assessments;

•	ability to reduce costs and expenses and improve internal operating efficiencies; and

•	variation in consumer demand for self-service technologies, products and services.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company is exposed to foreign currency exchange rate risk inherent in our international operations denominated in currencies other than the U.S. dollar. A hypothetical 10 percent unfavorable movement in the applicable foreign exchange rates would have resulted in a decrease in 2002 year-to-date operating profit of approximately $6,300. The sensitivity model assumes an instantaneous, parallel shift in the foreign currency exchange rates. Exchange rates rarely move in the same direction. The assumption that exchange rates change in an instantaneous or parallel fashion may overstate the impact of changing exchange rates on amounts denominated in a foreign currency.

The company’s risk management strategy uses derivative financial instruments such as forwards to hedge certain foreign currency exposures. The intent is to offset gains and losses that occur on the underlying exposures, with gains and losses on the derivative contracts hedging these exposures. The company does not enter into derivatives for trading purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Refer to pages 21 through 45.

Consolidated Balance Sheets
Years Ended December 31,
(In thousands, except share and per share amounts)

	2002	2001

ASSETS

Current assets

Cash and cash equivalents	$155,446	$73,768

Short-term investments	7,909	51,901

Trade receivables less allowances of $7,950 for 2002 and $7,054 for 2001	403,498	387,201

Inventories	236,614	235,923

Deferred income taxes	34,725	48,539

Prepaid expenses	16,351	12,713

Other current assets	70,345	111,551

Total current assets	924,888	921,596

Securities and other investments	66,151	65,430

Property, plant and equipment, at cost	462,133	413,053

Less accumulated depreciation and amortization	242,500	222,855

	219,633	190,198

Deferred income taxes	2,975	2,141

Goodwill	268,606	275,685

Other assets	142,828	166,033

	$1,625,081	$1,621,083

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities

Notes payable	$226,259	$229,703

Accounts payable	90,713	117,541

Estimated income taxes	10,924	32,584

Deferred income	86,281	81,011

Other current liabilities	150,785	166,349

Total current liabilities	564,962	627,188

Pensions and other benefits	35,452	28,425

Postretirement and other benefits	35,857	32,178

Other long-term liabilities	33,664	20,800

Minority interest	14,323	9,382

Shareholders’ equity

Preferred shares, no par value, authorized 1,000,000 shares, none issued	—	—

Common shares, par value $1.25, Authorized 125,000,000 shares, issued 72,989,492 and 72,195,600 shares, respectively outstanding 72,111,368 and 71,356,670 shares, respectively	91,237	90,245

Additional capital	130,995	103,390

Retained earnings	856,808	805,182

Treasury shares, at cost (878,124 and 838,930 shares, respectively)	(30,191)	(28,724)

Accumulated other comprehensive loss	(102,413)	(60,446)

Other	(5,613)	(6,537)

Total shareholders’ equity	940,823	903,110

	$1,625,081	$1,621,083

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Income
Years Ended December 31,
(In thousands, except per share amounts)

	2002	2001	2000

Net sales

Products	$993,031	$922,346	$967,706

Services	947,132	837,951	775,902

	1,940,163	1,760,297	1,743,608

Cost of sales

Products	664,523	590,740	608,363

Special charges	—	31,404	—

Services	681,002	607,326	564,205

	1,345,525	1,229,470	1,172,568

Gross profit	594,638	530,827	571,040

Selling and administrative expense	289,582	285,404	281,408

Research, development and engineering expense	63,887	64,245	60,677

Realignment charges	—	42,269	—

	353,469	391,918	342,085

Operating profit	241,169	138,909	228,955

Other income (expense)

Investment income (expense)	7,715	(7,699)	18,242

Interest expense	(26,679)	(12,668)	(17,681)

Miscellaneous, net	2,000	(13,806)	(22,119)

Minority interest	(5,654)	(4,897)	(3,040)

Income before taxes	218,551	99,839	204,357

Taxes on income	86,250	32,946	67,438

Net income before cumulative effect of a change in accounting principle	132,301	66,893	136,919

Cumulative effect of a change in accounting principle, net of tax	33,147	—	—

Net income	$99,154	$66,893	$136,919

Basic weighted-average number of shares	71,984	71,524	71,296

Diluted weighted-average number of shares	72,297	71,783	71,479

Basic earnings per share:

Income before cumulative effect of a change in accounting principle, net of taxes	$1.84	$0.94	$1.92

Cumulative effect of a change in accounting principle, net of taxes	$(0.46)	—	—

Net income	$1.38	$0.94	$1.92

Diluted earnings per share:

Income before cumulative effect of a change in accounting principle, net of taxes	$1.83	$0.93	$1.92

Cumulative effect of a change in accounting principle, net of taxes	$(0.46)	—	—

Net income	$1.37	$0.93	$1.92

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity
(In thousands, except share amounts)

							Accumulated
	Common Shares					Compre-	Other
						hensive	Compre-
		Par	Additional	Retained	Treasury	Income	hensive
	Number	Value	Capital	Earnings	Shares	(Loss)	Loss	Other	Total

Balance, January 1, 2000	71,482,997	$89,354	$87,169	$691,415	$(13,644)		$(5,865)	$(4,034)	$844,395

Net income				136,919		$136,919			136,919

Translation adjustment						(7,904)			(7,904)

Pensions						1,507			1,507

Unrealized loss on investment securities						(396)			(396)

Other comprehensive loss						(6,793)	(6,793)

Comprehensive income						$130,126

Stock options exercised	273,238	343	5,444						5,787

Unearned compensation	247,635	308	5,583					(3,915)	1,976

Performance shares	15,335	19	334						353

Dividends declared and paid				(44,271)					(44,271)

Treasury shares					(2,300)				(2,300)

Balance, December 31, 2000	72,019,205	$90,024	$98,530	$784,063	$(15,944)		$(12,658)	$(7,949)	$936,066

Net income				66,893		$66,893			66,893

Translation adjustment						(47,373)			(47,373)

Pensions						(1,628)			(1,628)

Unrealized gain on investment securities						1,213			1,213

Other comprehensive loss						(47,788)	(47,788)

Comprehensive income						$19,105

Stock options exercised	176,395	221	4,860						5,081

Unearned compensation								1,412	1,412

Dividends declared and paid				(45,774)					(45,774)

Treasury shares					(12,780)				(12,780)

Balance December 31, 2001	72,195,600	$90,245	$103,390	$805,182	$(28,724)		$(60,446)	$(6,537)	$903,110

Net income				99,154		$99,154			99,154

Translation adjustment						(39,291)			(39,291)

Pensions						(3,012)			(3,012)

Unrealized gain on investment securities						336			336

Other comprehensive loss						(41,967)	(41,967)

Comprehensive income						$57,187

Stock options exercised	199,406	249	5,668						5,917

Unearned compensation	29,330	37	1,035					924	1,996

Performance shares	48,813	61	1,725						1,786

Global acquisition	516,343	645	19,177						19,822

Dividends declared and paid				(47,528)					(47,528)

Treasury shares					(1,467)				(1,467)

Balance, December 31, 2002	72,989,492	$91,237	$130,995	$856,808	$(30,191)		$(102,413)	$(5,613)	$940,823

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
Years ended December 31,
(Dollars in thousands)

	2002	2001	2000

Cash flow from operating activities:

Net income	$99,154	$66,893	$136,919

Adjustments to reconcile net income to cash provided by operating activities:

Minority share of income	5,654	4,897	3,040

Depreciation and amortization	61,296	80,514	68,680

Deferred income taxes	12,980	(27,451)	15,305

Loss on sale of assets, net	1,168	5,003	4,098

Loss on disposal of investments	—	20,000	—

Cumulative effect of accounting change	38,859	—	—

Cash provided (used) by changes in certain assets and liabilities:

Trade receivables	(8,596)	(18,029)	(5,628)

Inventories	4,688	(28,346)	(7,003)

Prepaid expenses	(3,638)	(8,191)	2,051

Other current assets	24,088	(59,612)	(20,984)

Accounts payable	(31,698)	12,623	(20,485)

Certain other assets and liabilities	(40,454)	102,883	(29,798)

Net cash provided by operating activities	163,501	151,184	146,195

Cash flow from investing activities:

Payments for acquisitions, net of cash acquired	(3,682)	(36,767)	(143,332)

Proceeds from maturities of investments	68,752	96,917	67,617

Proceeds from sales of investments	5,751	13,457	11,446

Payments for purchases of investments	(35,033)	(65,711)	(35,642)

Capital expenditures	(50,338)	(65,484)	(42,694)

Decrease (increase) in certain other assets	7,700	(77,771)	(72,752)

Net cash used by investing activities	(6,850)	(135,359)	(215,357)

Cash flow from financing activities:

Dividends paid	(47,528)	(45,774)	(44,271)

Notes payable borrowings	599,513	329,080	301,130

Notes payable repayments	(627,127)	(359,266)	(156,321)

Net (payments) proceeds from securitization	(7,421)	79,900	—

Distribution of affiliates’ earnings to minority interest holder	(151)	(249)	(590)

Issuance of common shares	7,703	5,081	9,399
Repurchase of common shares	(1,467)	(12,780)	(2,300)

Net cash (used) provided by financing activities	(76,478)	(4,008)	107,047

Effect of exchange rate changes on cash	1,505	(3,233)	—

Increase in cash and cash equivalents	81,678	8,584	37,885

Cash and cash equivalents at the beginning of the year	73,768	65,184	27,299

Cash and cash equivalents at the end of the year	$155,446	$73,768	$65,184

Cash paid for:

Income taxes	$50,083	$29,918	$57,862

Short-term interest	7,455	11,300	14,199

Long-term interest	356	676	877

Significant noncash items:

Issuance of common shares for GES acquisition	$19,822	$—	$—

Financing arrangement to purchase fixed assets	24,862	—	—

Realignment noncash items	—	82,769	—

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

International operations
The financial statements of the company’s international operations are measured using local currencies as their functional currencies, with the exception of Venezuela, Mexico and Argentina, which are measured using the U.S. dollar as their functional currency due to their hyperinflationary economies. The company translates the assets and liabilities of its non-U.S. subsidiaries at the exchange rates in effect at year-end and the results of operations at the average rate throughout the year. The translation adjustments are recorded directly as a separate component of shareholders’ equity, while transaction gains (losses) are included in net income. Sales to customers outside the United States approximated 37.1 percent of net sales in 2002, 43.3 percent of net sales in 2001 and 43.1 percent in 2000.

Financial instruments
The carrying amount of financial instruments including cash and cash equivalents, trade receivables and accounts payable approximated fair value as of December 31, 2002 and 2001 because of the relatively short maturity of these instruments.

Trade receivables and revenue recognition
Revenue is recognized based on the terms of the sales contract. The majority of sales contracts for products are written with selling terms “F.O.B. factory.” However, certain sales contracts may have other terms such as “F.O.B. destination” or “upon installation.” The company recognizes revenue on these contracts when the appropriate event has occurred. Service revenue is recognized in the period service is performed and subject to the individual terms of the service contract.

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

Inventories
Domestic inventories are valued at the lower of cost or market applied on a first-in, first-out basis, and foreign inventories are valued using the average cost method. As the company launches new products and rationalizes its product offerings, inventory related to discontinued product is written down to salvage value.

Depreciation and amortization
Depreciation of property, plant and equipment is computed using the straight-line method for financial statement purposes. Accelerated methods of depreciation are used for federal income tax purposes. Amortization of leasehold improvements is based upon the shorter of original terms of the lease or life of the improvement.

Research, development and engineering
Total research, development and engineering costs charged to expense were $63,887, $64,245 and $60,677 in 2002, 2001 and 2000, respectively.

Advertising costs
Advertising costs are expensed as incurred. Total advertising costs charged to expense were $12,227, $12,930 and $13,913 in 2002, 2001 and 2000, respectively.

Other assets
Other assets consist primarily of pension assets, computer software, customer demonstration equipment, deferred tooling, investment in service contracts, retained interest in DCCF, finance receivables and certain other assets. Where applicable, these assets are stated at cost and, if applicable, are amortized ratably over a period of three to five years.

Goodwill
Goodwill is the cost in excess of the net assets of acquired businesses. These assets are stated at cost and, effective January 1, 2002, are no longer amortized, but evaluated at least annually for impairment, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 establishes accounting and reporting standards for acquired goodwill and other intangible assets in that goodwill and other intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. The year ended 2001 earnings per share of $0.93 included goodwill amortization of $10,287, net of tax. Amortization expense related to goodwill was $15,354 and $15,978 for the years ended December 31, 2001 and 2000.

Under SFAS No. 142, the company was required to test all existing goodwill for impairment as of January 1, 2002, on a “reporting unit” basis. The reporting units were determined on a geographical basis that combine two or more component-level reporting units with similar economic characteristics within a single reporting unit.

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

In June 2002, the company completed the transitional goodwill impairment test in accordance with SFAS No. 142, which resulted in a non-cash charge of $38,859 ($33,147 after tax, or $0.46 per share) and is reported in the caption “Cumulative effect of a change in accounting principle.” All of the charge related to the company’s businesses in Latin America. The primary factor that resulted in the impairment charge was the difficult economic environment in the Latin America market. No impairment charge was appropriate under previous goodwill impairment standards, which were based on undiscounted cash flows.

The company performed the annual impairment test as of December 31, 2002 resulting in no impairment.

Had goodwill amortization not been recorded in the years ended December 31, 2001 and 2000, net income would have increased to $77,180 and $147,624; and net income per share to $1.08 and $2.07 on a diluted basis, respectively.

The changes in carrying amount of goodwill for the years ended December 31, 2001 and 2002 are as follows:

			Voting &
	DNA	DI	Other	Total

Balance at January 1, 2001	$11,981	$284,120		$296,101

Goodwill of acquired businesses	15,128	8,536		23,664

Amortization	(1,591)	(13,763)		(15,354)

Currency translation adjustment	(15)	(28,711)		(28,726)

Balance at December 31, 2001	25,503	250,182		275,685

Transitional impairment loss	—	(38,859)		(38,859)

Goodwill of acquired businesses	306	1,474	$41,029	42,809

Currency translation adjustment	11	(11,040)	—	(11,029)

Balance at Decebmer 31, 2002	$25,820	$201,757	$41,029	$268,606

Deferred income
Deferred income is largely related to service contracts and is recognized for customer service collections in advance of the period in which the service will be performed and is recognized in income on a straight-line basis over the contract period.

Stock-based compensation
Compensation cost is measured on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The company provides pro forma net income and pro forma net earnings per share disclosures for employee stock option grants made in 1995 and subsequent years as if the fair value based method had been applied in accordance with SFAS No. 123, Accounting for Stock Based Compensation.

Taxes on income
Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Earnings per share
Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if common stock equivalents were exercised and then shared in the earnings of the company.

Comprehensive loss
The company displays comprehensive loss in the Consolidated Statements of Shareholders’ Equity and accumulated other comprehensive loss separately from retained earnings and additional capital in the Consolidated Balance Sheets and Statements of Shareholders’ Equity. Items considered to be other comprehensive loss include adjustments made for foreign currency translation (under SFAS No. 52), pensions (under SFAS No. 87) and unrealized holding gains and losses on available-for-sale securities (under SFAS No. 115).

Components of other comprehensive loss consist of the following:

	2002	2001

Translation adjustment	$(94,104)	$(54,813)

Pensions less accumulated taxes of $(2,829) for 2002 and $(1,207) in 2001	(6,635)	(3,623)

Unrealized losses on investment securities less accumulated taxes of $550 for 2002 and $533 in 2001	(1,674)	(2,010)

	$(102,413)	$(60,446)

Translation adjustments are not booked net of tax. Those adjustments are accounted for under the indefinite reversal criterion of APB Opinion 23, Accounting for Income Taxes—Special Areas.

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

Reclassifications
The company has reclassified the presentation of certain prior-year information to conform to the current presentation.

NOTE 2: SECURITIZATIONS

On March 30, 2001, Diebold Credit Corporation (DCC), a wholly owned consolidated subsidiary, entered into an agreement to sell, on an ongoing basis, a pool of its lease receivables to a wholly owned, unconsolidated, qualified special purpose subsidiary, DCC Funding LLC (DCCF). DCC sold $95,610 of lease receivables on March 30, 2001 to DCCF. Under a 364-day facility agreement, DCCF sold and, subject to certain conditions, may from time to time sell an undivided fractional ownership interest in the pool of receivables to a multi-seller receivables securitization company (Conduit). Upon sale of the receivables to the Conduit, DCCF holds a subordinated interest in the receivables and services, administers and collects the receivables. DCCF and the Conduit have no recourse to DCC’s other assets for failure of debtors to pay when due. Costs associated with the sale of the receivables were $457 as of December 31, 2001.

DCC has a retained interest in the transferred receivables in the form of a note receivable from DCCF to the extent that they exceed advances to DCCF by the Conduit. DCC initially and subsequently measures the fair value of the retained interest at management’s best estimate of the discounted expected future cash collections on the transferred receivables. Actual cash collections may differ from these estimates and would directly affect the fair value of the retained interests. The initial transaction on March 31, 2001, resulted in DCC receiving proceeds from securitization of $71,400. DCC recorded an after-tax gain of $2,300 on the sale of the receivables. Subsequent sales of lease receivables totaling $10,689 have resulted in additional cash proceeds of $8,500 and gains of $869. The fair value of the retained interest of $8,236 and $28,086 is included in other assets in the Consolidated Balance Sheets as of December 31, 2002 and 2001.

NOTE 3: INVESTMENT SECURITIES

At December 31, 2002 and 2001, the investment portfolio was classified as available-for-sale. The marketable debt and equity securities are stated at fair value. The fair value of securities and other investments is estimated on quoted market prices.

The company’s investment securities, excluding insurance contracts, are summarized as follows:

	Amortized	Unrealized	Fair
	Cost Basis	Gain/(Loss)	Value

As of December 31, 2002

Short-term investments due within one year:

Tax-exempt municipal bonds	$3,146	$43	$3,189

Certificates of deposit and other investments	4,720	—	4,720

	$7,866	$43	$7,909

Securities and other investments due after one through five years:

Equity securities	$22,627	$(1,167)	$21,460

As of December 31, 2001

Short-term investments due within one year:

Tax-exempt municipal bonds	$50,832	$(195)	$50,637

Certificates of deposit and other investments	1,264	—	1,264

	$52,096	$(195)	$51,901

Securities and other investments due after one through five years:

Tax-exempt municipal bonds	$2,497	$645	$3,142

Equity securities	23,743	(1,927)	21,816

	$26,240	$(1,282)	$24,958

Realized losses from sale of securities were $1,033, $865 and $3,183 in 2002, 2001 and 2000, respectively. Proceeds from the sale of available-for-sale securities were $5,751, $13,457 and $11,446 in 2002, 2001 and 2000, respectively. Gains and losses are determined using the specific identification method.

NOTE 4: INVENTORIES

Major classes of inventories at December 31 are summarized as follows:

	2002	2001

Finished goods and service parts	$59,781	$58,551

Work in process	143,754	127,250

Raw materials	33,079	50,122

	$236,614	$235,923

NOTE 5: PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at December 31 is summarized as follows:

			Annual
	2002	2001	Rates

Land and land improvements	$7,328	$7,340	5-20%

Buildings	83,910	84,163	2-34%

Machinery, equipment and rotable spares	314,271	289,797	5-40%

Leasehold improvements	7,507	7,484	Lease Term

Construction in progress*	49,117	24,269	—

	$462,133	$413,053

Less accumulated depreciation	(242,500)	(222,855)

	$219,633	$190,198

* Included in construction in progress is the Oracle global information technology platform.

NOTE 6: FINANCE RECEIVABLES

The components of finance receivables for the net investment in sales-type leases are as follows:

	2002	2001

Total minimum lease receivable	$27,131	$57,537

Estimated unguaranteed residual values	176	373

	27,307	57,910

Less:

Unearned interest income	(2,761)	(5,855)

Unearned residuals	(33)	(71)

	(2,794)	(5,926)

	$24,513	$51,984

Future minimum lease receivables due from customers under sales-type leases as of December 31, 2002 are as follows:

2003	$12,972

2004	10,156

2005	2,181

2006	1,395

2007	389

Thereafter	38

$27,131

NOTE 7: SHORT-TERM FINANCING

The company’s short-term financing is as follows:

	2002	2001

Revolving US$ loans	$105,081	$118,000

Revolving euro loans[1]	111,297	105,109

Revolving Australian dollar loans[2]	9,881	6,594

	$226,259	$229,703

1 106,200 euro (€) borrowing translated at the applicable 12/31/2002 spot rate; €118,600 borrowing translated at the applicable 12/31/2001 spot rate.

2 17,500 Australian dollar (AUD) borrowing translated at the applicable 12/31/2002 spot rate; AUD 12,900 borrowing translated at the applicable 12/31/2001 spot rate.

The company has available credit facilities with domestic and foreign banks for various purposes. The amount of available committed loans at December 31, 2002 that remained available was $85,119, €43,811 ($45,919 translated) and 27,500 Brazilian real ($7,783 translated). In addition to the committed lines of credit, $25,000 of an uncommitted line of credit remained available as of December 31, 2002.

The average short-term rate on the bank credit lines was 3.01 percent, 4.90 percent and 6.72 percent at December 31, 2002, 2001 and 2000, respectively. Interest on short-term financing charged to expense for the year ended December 31 was $7,462, $10,653 and $15,383 for 2002, 2001 and 2000, respectively.

The company’s short-term financing agreements contain various restrictive covenants, including debt to capitalization and interest coverage ratios. As of December 31, 2002, the company is in compliance with all restrictive covenants.

NOTE 8: REALIGNMENT, SPECIAL AND OTHER CHARGES

During 2001, the company recognized a pretax charge of $109,893 ($73,628 after tax or $1.03 per diluted share) for expenses related to a corporate-wide realignment program as well as other charges. Components of the charge were as follows: a special charge of $31,404 against inventory related to discontinued products that resulted from a rebalancing of the company’s global manufacturing strategy; realignment charges of $42,269 resulting from staff reductions, the closing of various facilities, the exiting of certain product lines, including the sale of MedSelect and actions taken to further integrate the company’s European operations; $29,861 in losses incurred in the write-off of the InnoVentry investment and related receivables; and $6,360 in other charges, which are included in selling and administrative expense.

The following are explanations of the realignment, special and other charges described above:

During 2001, staff reductions resulted in 856 involuntary employee terminations and a voluntary early retirement program involving 153 participants. Severance and other employee costs charged to expense in 2001 in connection with the program amounted to $13,987 with an additional $7,546 of expense being recognized for the enhanced early retirement benefits. As of December 31, 2002, 912 positions were eliminated with the remaining staff reductions to take place during 2003.

The loss incurred in connection with the closing of facilities amounted to $5,346, while the costs associated with the exit of certain product lines including the sale of MedSelect amounted to $10,354 in 2001. MedSelect, a wholly owned subsidiary, was a supplier of inventory control solutions to the medical industry. The assets of the subsidiary were sold in July 2001 and ancillary product lines were sold in September 2001 to Medecorx, Inc.

During 2001, losses incurred due to the write-off of the InnoVentry investment amounted to $20,000, which is reflected in investment expense. InnoVentry engaged in the development and deployment of self-service check cashing technology. Due to a depletion of its capital resources, InnoVentry ceased operations in the third quarter of 2001. This prompted the company to write off its investment as well as certain receivables amounting to $9,861, which were charged to selling and administrative expense. The remainder of the other charges totaling $6,360 were principally related to costs associated with bad debt write-offs, loss contingencies and other miscellaneous charges and were included in selling and administrative expense.

Approximately $82,769 of the $109,893 realignment, special and other charges incurred in 2001 were noncash items. Realignment expense of $697 and $5,450 remained accrued as of December 31, 2002 and 2001, respectively. The remainder of the accrual will be paid out early in 2003.

The following table shows the realignment charge and accrual and related activity:

		Asset
		Write-Down
	Employee	and Facility
	Costs	Closing	Other	Total

Beginning accrual at commencement of plan	$13,052	$12,072	$2,000	$27,124

2001 Activity	(7,602)	(12,072)	(2,000)	(21,674)

Balance, December 31, 2001	5,450	—	—	5,450

2002 Activity	(4,753)	—	—	(4,753)

Balance, December 31, 2002	$697	—	—	$697

Noncash Realignment & Special Charges Charged to Expense

2001 Activity	$8,481	$40,067	$34,221	$82,679

Total Realignment & Special Charges

2001 Activity	$21,533	$52,139	$36,221	$109,893

NOTE 9: OTHER LONG-TERM LIABILITIES

Included in other long-term liabilities are bonds payable and a financing agreement. Bonds payable at December 31 consisted of the following:

	2002	2001

Industrial Development Revenue Bond due January 1, 2017	$5,800	$5,800

Industrial Development Revenue Bond due April 1, 2017	7,500	7,500

Industrial Development Revenue Bond due June 1, 2017	7,500	7,500

	20,800	20,800

Less: Current bonds payable	7,500	—

Long-term bonds payable	$13,300	$20,800

In 1997, three industrial development revenue bonds were issued on behalf of the company. The proceeds from the bond issuances were used to construct new manufacturing facilities in the United States. The company guaranteed the payments of principal and interest on the bonds by obtaining letters of credit. Each industrial development revenue bond carries a variable interest rate, which is reset weekly by the remarketing agents. The bonds can be called at any time. The company is in compliance with the covenants of its loan agreements and believes that the covenants will not restrict its future operations. One of the manufacturing facilities was disposed of in 2002, causing one of the bonds to become due April 1, 2003. As a result, this bond was reclassified to other current liabilities as of December 31, 2002.

The financing agreement was entered into in July 2002 with Fleet Business Credit, LLC in order to finance the purchase of an Oracle global information technology platform. The financing agreement of $24,862 is payable in quarterly installments of $2,128, which includes interest at 5.75 percent, through May 2007.

NOTE 10: SHAREHOLDERS’ EQUITY

On the basis of amounts declared and paid, the annualized quarterly dividends per share were $0.66, $0.64 and $0.62 in 2002, 2001 and 2000, respectively.

In the following chart, the company provides net income and basic earnings per share reduced by the pro forma amounts calculating compensation cost for the company’s fixed stock option plan under the fair value method. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 2002, 2001 and 2000, respectively: risk-free interest rates of 4.2, 4.9 and 6.4 percent; dividend yield of 1.9, 1.7 and 1.6 percent; volatility of 42, 41 and 31 percent; and average expected lives of six years for management and four years for executive management and nonemployee directors.

	2002	2001	2000

Net income

As reported	$99,154	$66,893	$136,919

Pro forma	$95,956	$64,598	$135,048

Earnings per share

As reported

Basic	$1.38	$0.94	$1.92

Diluted	$1.37	$0.93	$1.92

Pro forma

Basic	$1.33	$0.90	$1.89

Diluted	$1.33	$0.90	$1.89

Fixed stock options
Under the 1991 Equity and Performance Incentive Plan (1991 Plan) as amended and restated, common shares are available for grant of options at a price not less than 85 percent of the fair market value of the common shares on the date of grant. The exercise price of options granted since January 1, 1995, was equal to the market price at the grant date, and, accordingly, no compensation cost has been recognized. In general, options are exercisable in cumulative annual installments over five years, beginning one year from the date of grant. In February 2001, the Plan was amended to extend the term of the Plan for ten years beginning April 2, 2001 and increase the numbers of shares available in the Plan by 3,000,000 in addition to other miscellaneous administrative matters. The number of common shares that may be issued or delivered pursuant to the 1991 Plan is 7,103,446, of which 3,667,715 shares were available for issuance at December 31, 2002. The 1991 Plan will expire on April 2, 2011.

Under the 1997 Milestone Stock Option Plan (Milestone Plan), options for 100 common shares were granted to all eligible salaried and hourly employees. The exercise price of the options granted under the Milestone Plan was equal to the market price at the grant date, and, accordingly, no compensation cost has been recognized. In general, all options were exercisable beginning two years from the date of grant. The number of common shares that could be issued or delivered pursuant to the Milestone Plan was 600,000. The Milestone Plan expired on March 2, 2002.

The following is a summary with respect to options outstanding at December 31, 2002, 2001 and 2000, and activity during the years ending on those dates:

	2002		2001		2000

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at the beginning of year	2,738,270	$32	2,405,105	$31	2,216,171	$31

Options granted	747,600	37	581,900	29	500,294	24

Options exercised	(199,406)	24	(176,625)	17	(234,116)	14

Options expired or forfeited	(477,450)	41	(72,110)	34	(77,244)	35

Outstanding at the end of year	2,809,014	$32	2,738,270	$32	2,405,105	$31

Options exercisable at end of year	1,326,194		1,626,220		1,577,672

Weighted-average fair value of options granted during the year	$13		$11		$8

The following table summarizes pertinent information regarding fixed stock options outstanding and options exercisable at December 31, 2002:

	Options Outstanding			Options Exercisable

		Weighted-
		Average
	Number	Remaining	Weighted-	Number	Weighted-
	of	Contractual	Average	of	Average
	Options	Life	Exercise	Options	Exercise
Range of Exercise Prices	Outstanding	(in Years)	Price	Exercisable	Price

$13 - 19	111,245	1.61	$16.04	111,245	$16.04

23 - 32	1,177,679	6.58	26.28	534,609	25.26

34 - 48	1,520,090	7.09	37.90	680,340	39.35

	2,809,014	6.66	$32.16	1,326,194	$31.72

Restricted share grants
The 1991 Plan provides for the issuance of restricted shares to certain employees. Restricted shares totaling 29,330 were issued during the current year and 247,042 restricted shares were outstanding as of December 31, 2002. The shares are subject to forfeiture under certain circumstances. Unearned compensation representing the fair market value of the shares at the date of grant will be charged to income over the three to seven-year vesting period. During 2002, 2001 and 2000, $924, $1,412 and $1,554 was charged to expense relating to the Plan.

Performance share grants
The 1991 Plan provides for the issuance of common shares based on certain management objectives, as determined by the Board of Directors each year. Each performance share that is earned out entitles the holder to the then current value of one common share. All of the management objectives are calculated over a three-year period. No amount is payable unless the management objectives are met. During 2002, 207,900 performance share awards were granted to certain employees. The compensation cost that has been charged against income for the performance-based share grant plan was $1,786, $0 and $368 in 2002, 2001 and 2000, respectively.

In addition, the Board of Directors elected to issue a one-time award totaling 24,800 shares in 2002 that will be paid out after seven years of employment, or earlier, if targeted stock performance levels are achieved, or in the event of death, disability or retirement. Compensation expense charged against income for these awards during 2002 was not material to the financial statements.

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

NOTE 11: EARNINGS PER SHARE
(In thousands, except per share amounts)

The following data show the amounts used in computing earnings per share and the effect on the weighted-average number of shares of dilutive potential common stock.

	2002	2001	2000

Numerator:

Income available to common shareholders used in basic and diluted earnings per share	$99,154	$66,893	$136,919

Denominator:

Weighted-average number of common shares used in basic earnings per share	71,984	71,524	71,296

Effect of dilutive fixed stock options	313	259	183

Weighted-average number of common shares and dilutive potential common shares used in diluted earnings per share	72,297	71,783	71,479

Basic earnings per share	$1.38	$0.94	$1.92

Diluted earnings per share	$1.37	$0.93	$1.92

Fixed stock options of 530, 1,303 and 1,383 on common shares in 2002, 2001 and 2000, respectively, were not included in computing diluted earnings per share, because their effects were antidilutive.

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

Approximately 90 percent of the plan assets at September 30, 2002 and 2001 were invested in listed stocks and investment-grade bonds.

Minimum liabilities have been recorded in 2002 and 2001 for the plans whose total accumulated benefit obligation exceeded the fair value of the plan’s assets.

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

The effect of a one-percentage-point annual increase in the assumed healthcare cost trend rate would increase the service and interest cost components of the healthcare benefits by $122, while a one-percentage-point decrease in the trend rate would decrease the service and interest components of the healthcare benefits by $109.

The postretirement benefit obligation was determined by application of the terms of medical and life insurance plans together with relevant actuarial assumptions and healthcare cost trend rates. For 2003, medical cost trend rates were projected at 8.5 percent and prescription drug cost trend rates were projected at 14.0 percent, with both cost trend rate assumptions gradually declining to 4.75 percent by 2009 and remaining at that level thereafter. The effect of a one-percentage-point annual increase in these assumed healthcare cost trend rates would increase the healthcare accumulated postretirement benefit obligation by $1,856, while a one-percentage-point decrease in the trend rate would decrease the accumulated postretirement benefit obligation by $1,662.

The following table sets forth the change in benefit obligation, change in plan assets, funded status, Consolidated Balance Sheet presentation and relevant assumptions for the company’s defined benefit pension plans and health and life insurance postretirement benefits at December 31:

	Pension Benefits		Health and Life Benefits

	2002	2001	2002	2001

Change in benefit obligation

Benefit obligation at beginning of year	$280,622	$240,372	$35,933	$26,098

Service cost	9,118	7,868	48	44

Interest cost	19,918	18,303	2,038	1,979

Assumption change	(6,975)	20,656	(2,473)	1,326

Actuarial (gain) loss	8,065	(256)	(3,848)	6,712

Benefits paid	(11,393)	(10,185)	(3,624)	(2,721)

Expenses paid	(595)	(543)	—	—

Other	167	(63)	—	—

Special termination benefits	—	4,470	—	2,495

Benefit obligation at end of year	$298,927	$280,622	$28,074	$35,933

Change in plan assets

Fair value of plan assets at beginning of year	$286,308	$358,409	$—	$—

Employer contributions	1,319	1,353	3,624	2,721

Benefits paid	(11,393)	(10,185)	(3,624)	(2,721)

Expenses paid	(595)	(543)	—	—

Investment return	(25,902)	(62,726)	—	—

Fair value of plan assets at end of year	$249,737	$286,308	$—	$—

Funded status

Funded status	$(49,190)	$5,686	$(28,074)	$(35,933)

Unrecognized net loss	64,063	3,022	7,242	10,506

Prior service costs not yet recognized	5,909	7,165	(3,288)	—

Unrecognized net transition obligation	(3,648)	(5,143)	—	—

Prepaid (accrued) pension cost	$17,134	$10,730	$(24,120)	$(25,427)

Amounts recognized in Balance Sheets

Prepaid benefit cost	$40,884	$31,353	$—	$—

Accrued benefit liability	(36,738)	(29,857)	(24,120)	(25,427)

Intangible asset	3,524	4,404	—	—

Accumulated other comprehensive income	9,464	4,830	—	—

Net amount recognized	$17,134	$10,730	$(24,120)	$(25,427)

	Pension Benefits			Health and Life Benefits

	2002	2001	2000	2002	2001	2000

Net periodic pension (benefit) cost

Service cost	$9,118	$7,867	$7,510	$48	$44	$42

Interest cost	19,918	18,303	17,081	2,038	1,979	1,589

Expected return on assets	(31,923)	(31,117)	(26,986)	—	—	—

Transition (asset) obligation recognition	(1,495)	(1,545)	(1,485)	—	—	—

Prior service cost amortization	1,355	1,162	965	(196)	—	—

Net (gain) loss recognition	(2,188)	(3,992)	(2,804)	428	101	(133)

Net periodic pension (benefit) cost	(5,215)	(9,322)	(5,719)	2,318	2,124	1,498

One-time early retirement expense	—	4,507	—	—	2,495	—

Total, net of one-time early retirement (benefit) expense	$(5,215)	$(4,815)	$(5,719)	$2,318	$4,619	$1,498

Weighted-average assumptions as of September 30

Discount rate	6.75%	7.25%	7.75%	6.75%	7.25%	7.75%

Long-term rate of return on plan assets	8.50%	9.50%	10.00%	—	—	—

Rate of increase in compensation level	3.00%	5.00%	5.00%	—	—	—

The annual increases to the salary scale changed from 5.0 percent in 2001 and 2000 to 3.0 percent in 2002, based on the company’s estimated projections.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $(53,852), $(51,976) and $15,337, respectively, as of December 31, 2002, and $(51,874), $(48,607) and $19,182, respectively, as of December 31, 2001. The amounts included within other comprehensive loss arising from a change in the additional minimum pension liability, net of tax, were $(3,012) and $(1,628) in 2002 and 2001, respectively. In 2001, as a part of the corporate realignment plan, the company offered a Voluntary Early Retirement Program (VERP) to qualifying employees, which resulted in a one-time additional charge of $4,507 in pension and $2,495 in health and life benefits expense.

The company offers an employee 401(k) Savings Plan (Savings Plan) to encourage eligible employees to save on a regular basis by payroll deductions, and to provide them with an opportunity to become shareholders of the company. Under the Savings Plan for the year ended December 31, 2002, the company matched 60 percent of a participating employee’s first 3 percent of contributions and 30 percent of a participating employee’s second 3 percent of contributions. Total company match was $6,813, $6,100 and $7,155 in 2002, 2001 and 2000, respectively.

NOTE 13: LEASES

The company’s future minimum lease payments due under operating leases for real and personal property in effect at December 31, 2002 are as follows:

		Real	Vehicles and
Expiring	Total	Estate	Equipment

2003	$39,395	$16,287	$23,108

2004	33,116	13,121	19,995

2005	25,614	11,522	14,092

2006	16,842	9,620	7,222

2007	8,105	6,954	1,151

Thereafter	8,809	8,648	161

	$131,881	$66,152	$65,729

Rental expense under all lease agreements amounted to approximately $44,474, $40,032 and $36,361 for 2002, 2001 and 2000, respectively.

NOTE 14: INCOME TAXES

Income tax expense attributable to income from continuing operations consists of:

	2002	2001	2000

Federal and international

Current	$65,441	$55,155	$48,584

Deferred	11,796	(25,465)	13,266

	$77,237	$29,690	$61,850

State and local

Current	$6,389	$5,027	$3,373

Deferred	2,624	(1,771)	2,215

	9,013	3,256	5,588

Total income tax expense	$86,250	$32,946	$67,438

In addition to the 2002 income tax expense of $86,250, certain income tax benefits of $2,511 were allocated directly to shareholders’ equity and $5,712 to cumulative effect of a change in accounting principle.

A reconciliation of the difference between the U.S. statutory tax rate and the effective tax rate is as follows:

	2002	2001	2000

Statutory tax rate	35.0%	35.0%	35.0%

State and local income taxes, net of federal tax benefit	1.8	2.1	1.8

Exempt income	(1.7)	(4.3)	(2.6)

Insurance contracts	(1.9)	(1.0)	(0.6)

IRS COLI settlement	7.5	—	—

Other	(1.2)	1.2	(0.6)

Effective tax rate	39.5%	33.0%	33.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the company’s deferred tax assets and liabilities are as follows:

	2002	2001

Deferred Tax Assets:

Postretirement benefits	$21,272	$18,073

Accrued expenses	12,317	20,260

Inventory	6,834	6,595

Partnership income	—	625

Realignment charges	1,553	8,099

Deferred revenue	865	867

Net operating loss carryforwards	8,451	13,286

State deferred taxes	2,838	5,462

Amortization	6,640	—

Other	15,700	15,087

	76,470	88,354

Valuation allowance	(1,971)	(2,062)

Net deferred tax assets	$74,499	$86,292

	2002	2001

Deferred Tax Liabilities:

Pension	$16,723	$13,375

Amortization	—	1,248

Depreciation	7,467	6,551

Finance receivables	6,774	5,481

Partnership income	369	—

Other	5,466	8,957

Net deferred tax liabilities	36,799	35,612

Net deferred tax asset	$37,700	$50,680

At December 31, 2002, the company’s international subsidiaries had deferred tax assets relating to net operating loss carryforwards of $8,451, $2,247 which expires in years 2004 through 2012, and $6,204 which has an indefinite carryforward period. The company recorded a valuation allowance to reflect the estimated amount of deferred tax assets which, more likely than not, will not be realized. The valuation allowance relates to certain international net operating losses and other international deferred tax assets.

During 2002, the company accepted an offer by the IRS to settle its previously disclosed dispute on a claim concerning the deductibility of interest on corporate-owned life insurance from 1990 to 1998. This resulted in an after-tax charge of $26,494. As of December 31, 2002, the company paid approximately $34,000 related to this claim and expects a refund of approximately $6,000. No other years after 1998 are subject to this claim. Of the $26,494, net of tax charge, $14,972 ($10,454, net of tax) was charged to interest expense and $16,040 was charged to taxes on income.

NOTE 15: COMMITMENTS AND CONTINGENCIES

At December 31, 2002, the company was a party to several lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the company’s financial position or results of operations. In management’s opinion, the financial statements would not be materially affected by the outcome of any present legal proceedings, commitments, or asserted claims.

NOTE 16: SEGMENT INFORMATION

The company has defined its segments into its three main sales channels: Diebold North America (DNA), Diebold International (DI) and Voting and Other, which combines several of the company’s smaller sales channels. These sales channels are evaluated based on revenues from customers and operating profit contribution to the total corporation. A reconciliation between segment information and the Consolidated Financial Statements is also disclosed. All income and expense items below operating profit are not allocated to the segments and are not disclosed. Revenue by geography and revenue by product and service solution are also disclosed.

The DNA segment sells financial and retail systems and also services financial, retail and medical systems in the United States and Canada. The DI segment sells and services financial and retail systems over the remainder of the globe. The segment called Voting and Other includes the operating results of Diebold Election Systems, Inc. (DESI) beginning in 2002, as well as corporate administrative costs. Also included in this segment are the results of the MedSelect business, which was sold in July 2001 as a part of the company’s realignment plan. See Note 8 for additional information pertaining to the realignment plan. Each of the sales channels buys the goods it sells from the company’s manufacturing plants through intercompany sales that are eliminated on consolidation, and intersegment revenues are not significant. Each year, intercompany pricing is agreed upon, which drives sales channel operating profit contribution. As permitted under SFAS No. 131, certain information not routinely used in the management of these segments, information not allocated back to the segments, or information that is impractical to report, is not shown. Items not allocated are as follows: interest revenue, interest expense, equity in the net income of investees accounted for by the equity method, income tax expense or benefit, extraordinary items, significant noncash items and total assets.

More than 90 percent of the company’s customer revenues are derived from the sale and servicing of financial systems and equipment. The company had no customers in 2002, 2001 and 2000 that accounted for more than 10 percent of total net sales.

	DNA	DI	Voting & Other*	TOTAL

2002 Segment Information by Channel

Customer revenues	$1,124,681	$704,277	$111,205	$1,940,163

Operating profit (loss)	192,519	65,911	(17,261)	241,169

Capital expenditures	24,020	14,539	11,779	50,338

Depreciation	18,347	13,737	10,040	42,124

Long-lived assets	211,006	102,939	148,188	462,133

2001 Segment Information by Channel

Customer revenues	$1,008,500	$740,669	$11,128	$1,760,297

Realignment, special and other charges	—	—	89,893	89,893

Operating profit (loss)	156,377	68,217	(85,685)	138,909

Capital expenditures	22,103	40,987	2,394	65,484

Depreciation	21,139	16,473	7,841	45,453

Long-lived assets	207,344	94,468	111,241	413,053

2000 Segment Information by Channel

Customer revenues	$1,000,748	$729,878	$12,982	$1,743,608

Operating profit (loss)	185,754	67,150	(23,949)	228,955

Capital expenditures	22,063	16,290	4,341	42,694

Depreciation	20,405	7,235	8,261	35,901

Long-lived assets	205,165	53,810	104,518	363,493

* Voting revenue for 2000 of $106,535 was related to the Brazilian operations and was included in the results for DI.

	2002	2001	2000

Revenue by Geography

The Americas	$1,517,374	$1,337,695	$1,407,210

Asia-Pacific	140,856	110,680	96,666

Europe, Middle East and Africa	281,933	311,922	239,732

Total Revenue	$1,940,163	$1,760,297	$1,743,608

Total Revenue Domestic vs. International

Domestic	$1,220,932	$998,945	$992,638

Percentage of total revenue	62.9%	56.7%	56.9%

International	719,231	761,352	750,970

Percentage of total revenue	37.1%	43.3%	43.1%

Total Revenue	$1,940,163	$1,760,297	$1,743,608

Total Revenue by Product/Service Solution

	2002	2001	2000

Financial self-service:

Products	$685,921	$757,827	$688,876

Services	706,964	647,622	591,944

Total financial self-service	1,392,885	1,405,449	1,280,820

Security:

Products	202,385	150,694	146,766

Services	233,889	183,295	169,871

Total security	436,274	333,989	316,637

Total financial self-service & security	1,829,159	1,739,438	1,597,457

Voting solutions	111,004	2,131	106,535

Total excluding MedSelect & InnoVentry	1,940,163	1,741,569	1,703,992

MedSelect and InnoVentry	—	18,728	39,616

Total Revenue	$1,940,163	$1,760,297	$1,743,608

NOTE 17: ACQUISITIONS/DIVESTITURES

On September 30, 2002, the company finalized the asset sale of 1,200 cash dispensers that it owned and operated to Cardtronics. The agreement included the sale of hardware and related replacement contracts. The sale resulted in a gain of $1,023, net of tax or approximately $0.01 per share.

On July 15, 2002, the company announced the acquisition of Sersi Italia, a company specializing in multivendor customer service and closed-circuit television monitoring of automated teller machines (ATMs) for banks and post offices throughout Italy. The purchase price was $2,000 and was paid in cash in July 2002. Goodwill and other intangibles acquired in the transaction amounted to $2,092. The results of the acquisition, which were included in the 2002 year-end Consolidated Financial Statements, were not material.

On January 22, 2002, the company announced the acquisition of Global Election Systems, Inc. (GES), now known as Diebold Election Systems, Inc. (DESI), a manufacturer and supplier of electronic voting terminals and solutions. GES was acquired with a combination of cash and stock for a total purchase price of $24,667. A cash payment of $4,845 was made in January 2002 with the remaining purchase price being paid with company stock valued at $19,822. Goodwill and other intangibles acquired in the transaction amounted to $41,029. DESI reported revenue of $111,004 for the year ended December 31, 2002. The acquisition was accretive to earnings per share and operating profit.

On October 25, 2001, the company acquired select properties and operations of Mosler Inc. (Mosler) in the United States and Canada, including the physical and electronic security assets, currency processing equipment, certain service and support activities, and related properties. The acquisition was completed for approximately $33,382 including legal and professional fees. Goodwill acquired in the transaction amounted to $14,351. The results of the acquisition, which were included in the 2001 year-end Consolidated Financial Statements, were not material.

On April 17, 2000, the company announced the completion of its acquisition of the financial self-service assets and related development activities of European-based Groupe Bull and Getronics NV. The businesses acquired include ATMs, cash dispensers, other self-service terminals and related services primarily for the global banking industry. The acquisition was completed for approximately $147,600. Goodwill that was acquired in the transaction amounted to $141,641 and was being amortized over a 20-year life. The reported revenue from the acquisition was $148,785 for the period of April 17, 2000 through December 31, 2000.

All of the acquisitions mentioned above have been accounted for as purchase business combinations, which means the purchase prices have been allocated to assets acquired and liabilities assumed and they are based upon their respective fair values and the excesses have been allocated to goodwill. Effective January 1, 2002, the company no longer amortizes goodwill or other intangibles with indefinite lives due to the adoption of SFAS No. 142, which requires such assets to be analyzed periodically for impairment.

NOTE 18: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which for the company was effective January 1, 2001. SFAS No. 133 established accounting and reporting standards requiring that every derivative instrument

(including certain derivative instruments embedded in other contracts) be recognized on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 required that changes in the derivative instrument’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument’s gains and losses to partially or wholly offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. The cumulative effect of adopting SFAS No. 133 as of January 1, 2001 was not material to the company’s consolidated financial statements.

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

The company records all derivatives on the balance sheet at fair value. For derivative instruments not designated as hedging instruments, changes in their fair values are recognized in earnings in the current period. Results from settling the company’s forward contracts were not material to the financial statements as of December 31, 2002 and 2001, respectively.

The company manages its debt portfolio by using interest rate swaps to achieve an overall desired position of fixed and variable rates. In 2001, the company entered into the following interest rate swap contracts that remained outstanding at December 31, 2002:

Interest rate swaps that relate to debt held by the company convert $50,000 notional amount from variable rates to fixed rates. The variable rates for these contracts at December 31, 2002, based on three-month LIBOR rates, ranged from 1.40 percent to 1.89 percent versus fixed rates of 4.36 percent and 4.72 percent. The variable rates for these contracts at December 31, 2001, ranged from 2.01 percent to 2.03 percent versus fixed rates of 4.36 percent and 4.72 percent. These contracts mature throughout 2003.

Based on current interest rates for similar transactions, the fair value of all interest rate swap agreements is not material to the financial statements as of December 31, 2002 and 2001.

Credit and market risk exposures are limited to the net interest differentials. The net payments or receipts from interest rate swaps are recorded as part of interest expense and are not material to the financial statements for the years ended December 31, 2002 and 2001.

The company is exposed to credit loss in the event of nonperformance by counterparties on the above instruments, but does not anticipate nonperformance by any of the counterparties.

NOTE 19: SUBSEQUENT EVENT

On January 23, 2003, the company announced the acquisition of Data Information Management Systems, Inc. (DIMS), one of the largest voter registration systems companies in the United States. DIMS was purchased for $5,840 in company stock and will be integrated within DESI as a wholly owned subsidiary.

NOTE 20: QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

See “Comparison of Selected Quarterly Financial Data (Unaudited)” on page 42 of this Annual Report on Form 10-K.

Independent Auditors’ Report on Financial Statements and Financial Statement Schedule

The Board of Directors and Shareholders
Diebold, Incorporated

We have audited the accompanying consolidated balance sheets of Diebold, Incorporated and subsidiaries (Company) as of December 31, 2002 and 2001 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in Item 15(a)(2) of Form 10-K of Diebold, Incorporated for each of the years in the three-year peiod ended December 31, 2002. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diebold, Incorporated and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ KPMG LLP

KPMG LLP
Cleveland, Ohio
January 29, 2003

Comparison of Selected Quarterly Financial Data (Unaudited)
(In thousands, except per share amounts)

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter

	2002	2001	2002	2001	2002	2001	2002	2001

Net sales	$401,046	$383,854	$483,489	$423,613	$529,799	$444,627	$525,829	$508,203

Gross profit	121,071	119,219	150,992	135,751	159,553	135,944	163,022	139,913

Net income before cumulative effect of a change in accounting principle	26,501	7,557	39,789	27,790	44,080	14,265	21,931	17,281

Cumulative effect of a change in accounting principle	(33,147)	—	—	—	—	—	—	—

Net income*	(6,646)	7,557	39,789	27,790	44,080	14,265	21,931	17,281

Basic earnings per share:*

Income before cumulative effect of a change in accounting principle	0.37	0.11	0.55	0.39	0.61	0.20	0.30	0.24

Cummulative effect of a change in accounting principle	(0.46)	—	—	—	—	—	—	—

Net income	(0.09)	0.11	0.55	0.39	0.61	0.20	0.30	0.24

Diluted earnings per share:*

Income before cumulative effect of a change in accounting principle	0.37	0.11	0.55	0.39	0.61	0.20	0.30	0.24

Cummulative effect of a change in accounting principle	(0.46)	—	—	—	—	—	—	—

Net income	(0.09)	0.11	0.55	0.39	0.61	0.20	0.30	0.24

* The sums of the quarterly figures do not equal annual figures due to rounding or differences in the weighted-average number of shares outstanding during the respective periods. First quarter 2002 results have been restated to reflect the impact of the cumulative effect of change in accounting principle resulting from the adoption of SFAS No. 142.

See Note 20 to Consolidated Financial Statements and 5-Year Summary 2002-1998.

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

The Company maintains a comprehensive accounting system which includes controls designed to provide reasonable assurance as to the integrity and reliability of the financial records and the protection of assets. An internal audit staff is employed to regularly test and evaluate both internal accounting controls and operating procedures, including compliance with the Company’s statement of policy regarding ethical and lawful conduct. The role of KPMG LLP, the independent auditors, is to provide an objective examination of the consolidated financial statements and the underlying transactions in accordance with auditing standards generally accepted in the United States of America. The report of KPMG LLP accompanies the consolidated financial statements.

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

/s/ Gregory T. Geswein

Gregory T. Geswein
Senior Vice President and Chief Financial Officer

Forward-Looking Statement Disclosure

In the Company’s written or oral statements, the use of the words “believes,” “anticipates,” “expects” and similar expressions is intended to identify forward-looking statements that have been made and may in the future be made by or on behalf of the Company, including statements concerning future operating performance, the Company’s share of new and existing markets, and the Company’s short- and long-term revenue and earnings growth rates. Although the Company believes that its outlook is based upon reasonable assumptions regarding the economy, its knowledge of its business, and on key performance indicators which impact the Company, there can be no assurance that the Company’s goals will be realized. The Company is not obligated to report changes to its outlook. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The risks and uncertainties faced by the Company could cause actual results to differ materially from those anticipated in forward-looking statements. These include, but are not limited to:

•	competitive pressures, including pricing pressures and technological developments;

•	changes in the Company’s relationships with customers, suppliers, distributors and/or partners in its business ventures;

•	changes in political, economic or other factors such as currency exchange rates, inflation rates, recessionary or expansive trends, taxes and regulations and laws affecting the worldwide business in each of the Company’s operations, including Brazil;

•	acceptance of the Company’s product and technology introductions in the marketplace;

•	unanticipated litigation, claims or assessments;

•	ability to reduce costs and expenses and improve internal operating efficiencies; and

•	variation in consumer demand for biometrics and self-service technologies, products and services.

5-Year Summary 2002-1998
Diebold, Incorporated and Subsidiaries
Selected Financial Data
(In thousands, except per share amounts and ratios)

	2002	2001	2000	1999	1998

Operating Results

Net sales	$1,940,163	$1,760,297	$1,743,608	$1,259,177	$1,185,707

Cost of sales	1,345,525	1,229,470	1,172,568	802,365	779,457

Gross profit	594,638	530,827	571,040	456,812	406,250

Selling and administrative expense	289,582	285,404	281,408	221,393	194,535

Research, development and engineering expense	63,887	64,245	60,677	50,507	54,215

In-process research and development	—	—	—	2,050	—

Operating profit	241,169	138,909	228,955	186,123	106,247

Other income (expense), net	(16,964)	(34,173)	(21,558)	16,384	15,403

Minority interest	(5,654)	(4,897)	(3,040)	(1,169)	(1,843)

Income before taxes and cumulative effect	218,551	99,839	204,357	201,338	119,807

Taxes on income	86,250	32,946	67,438	72,482	43,659

Net income (GAAP)	99,154	66,893	136,919	128,856	76,148

COLI settlement charge, net of tax	26,494	—	—	—	—

Cumulative effect of a change in accounting principle, net of tax (Note A)	33,147	—	—	—	—

Realignment and other charges, net of tax (Note B)	—	73,628	—	(3,261)	61,117

Net income (non-GAAP)	158,795	140,521	136,919	125,595	137,265

Diluted earnings per share (GAAP)	1.37	0.93	1.92	1.85	1.10

COLI settlement charge, net of tax	0.37	—	—	—	—

Cumulative effect of a change in accounting principle, net of tax (Note A)	0.46	—	—	—	—

Realignment and other charges, net of tax (Note B)	—	1.03	—	(0.05)	0.60

Diluted earnings per share (non-GAAP)	2.20	1.96	1.92	1.80	1.70
Dividend and Common Share Data

Basic weighted-average shares outstanding	71,984	71,524	71,296	69,359	68,960

Diluted weighted-average shares outstanding	72,297	71,783	71,479	69,562	69,310

Common dividends paid	$47,528	$45,774	$44,271	$41,668	$38,631

Common dividends paid per share	0.66	0.64	0.62	0.60	0.56

Year-End Financial Position

Current assets	$924,888	$921,596	$804,363	$647,936	$543,548

Current liabilities	564,962	627,188	566,792	382,407	235,533

Net working capital	359,926	294,408	237,571	265,529	308,015

Property, plant and equipment, net	219,633	190,198	174,946	160,724	147,131

Total assets	1,625,081	1,621,083	1,585,427	1,298,831	1,004,188

Shareholders’ equity	940,823	903,110	936,066	844,395	699,123

Shareholders’ equity per share	13.05	12.66	13.08	11.88	10.15

Ratios

Pretax profit as a percentage of net sales (%)	11.3	5.7	11.7	16.0	10.1

Current ratio	1.6 to 1	1.5 to 1	1.4 to 1	1.7 to 1	2.3 to 1

Other Data

Capital expenditures	$50,338	$65,484	$42,694	$40,341	$30,768

Depreciation	42,124	45,453	35,901	34,709	25,649

Note A	–	2002 amounts include a one-time charge of $33,147 ($0.46 per share) resulting from the adoption of SFAS No. 142, Goodwill and Other Intangible Assets

Note B	–	In the second quarter of 1998, the company recorded realignment and special charges of $61,117 ($41,850 after tax or $0.60 per diluted share). The realignment concluded as of December 31, 1999 with $3,261 of the original realignment accrual being brought back through income. In 2001, the company recorded realignment and other charges of $109,893 ($73,628 after tax or $1.03 per diluted share).

Price Ranges of Common Shares

	2002		2001		2000

	High	Low	High	Low	High	Low

First Quarter	$43.55	$35.49	$36.37	$25.75	$28.50	$21.50

Second Quarter	41.90	35.20	33.20	25.91	32.87	25.37

Third Quarter	37.99	30.30	40.50	29.00	31.94	24.00

Fourth Quarter	41.85	30.98	41.50	34.52	34.75	22.94

Full Year	43.55	30.30	41.50	25.75	34.75	21.50

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no changes in accountants or disagreements with accountants on accounting and financial disclosures.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information with respect to directors of the company is included on pages 3 through 8 of the company’s proxy statement for the 2003 Annual Meeting of Shareholders (“2003 Annual Meeting”) and is incorporated herein by reference. Refer to pages 6 through 9 of this Form 10-K for information with respect to executive officers. Information with respect to Section 16(a) Beneficial Ownership Reporting Compliance is included on page 7 of the company’s proxy statement for the 2003 Annual Meeting and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     Information with respect to executive compensation is included on pages 9 through 16 of the company’s proxy statement for the 2003 Annual Meeting and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information with respect to security ownership of certain beneficial owners and management is included on pages 3 through 7 of the company’s proxy statement for the 2003 Annual Meeting and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information with respect to certain relationships and related transactions set forth under the caption “Compensation Committee Interlocks and Insider Participation” on page 8 of the company’s proxy statement for the 2003 Annual Meeting is incorporated herein by reference.

ITEM 14. DISCLOSURE CONTROLS AND PROCEDURES.

The company evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Exchange Act and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including the company’s principal executive officer and principal financial officer within the 90-day period prior to the filing of this Annual Report on Form 10-K. The principal executive officer and principal financial officer have concluded, based on their review, that the company’s disclosure controls and procedures, as defined at Exchange Act Rules 13a-14(c) and 15d-14(c), are effective to ensure that information required to be disclosed by the company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. No significant changes were made to the company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.

     (a)  Documents filed as a part of this report.

1.	The following Consolidated Financial Statements are set forth in Item 8 (“Financial Statements and Supplemental Data”) above:

•	Consolidated Balance Sheets

•	Consolidated Statements of Income

•	Consolidated Statements of Shareholders’ Equity

•	Consolidated Statements of Cash Flows

2.	The following additional information for the years 2002, 2001, and 2000 is submitted herewith:

Independent Auditors’ Report on Consolidated Financial Statements and Financial Statement Schedule

SCHEDULE II. Valuation and Qualifying Accounts

All other schedules are omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

     ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K. (continued)

3.	Exhibits

	3.1(i)	Amended and Restated Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.1 (i) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994. (Commission File No. 1-4879)

	3.1(ii)	Code of Regulations — incorporated by reference to Exhibit 4(c) to Registrant’s Post-Effective Amendment No. 1 to Form S-8 Registration Statement No. 33-32960.

	3.2	Certificate of Amendment by Shareholders to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.2 to Registrant’s Form 10-Q for the quarter ended March 31, 1996. (Commission File No. 1-4879)

	3.3	Certificate of Amendment to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.3 to Registrant’s Form 10-K for the year ended December 31, 1998. (Commission File No. 1-4879)

	4.	Rights Agreement dated as of February 11, 1999 between Diebold, Incorporated and The Bank of New York — incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form 8-A dated February 11, 1999.

*	10.1	Form of Employment Agreement as amended and restated as of September 13, 1990 — incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990. (Commission File No. 1-4879)

*	10.2	Schedule of Certain Officers who are Parties to Employment Agreements in the form of Exhibit 10.1 — incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000. (Commission File No. 1-4879)

*	10.5(i)	Supplemental Employee Retirement Plan I as amended and restated July 1, 2002 — incorporated by reference to Exhibit 10.5(i) of Registrant’s Form 10-Q for the quarter ended September 30, 2002. (Commission File No. 1-4879)

*	10.5 (ii)	Supplemental Employee Retirement Plan II as amended and restated July 1, 2002 — incorporated by reference to Exhibit 10.5(ii) of Registrant’s Form 10-Q for the quarter ended September 30, 2002. (Commission File No. 1-4879)

*	10.7(i)	1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992. (Commission File No. 1-4879)

*	10.7(ii)	Amendment No. 1 to the Amended and Restated 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated – incorporated by reference to Exhibit 10.7 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998. (Commission File No. 1-4879)

*	10.8	1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 – incorporated by reference to Exhibit 4(a) to Form S-8 Registration Statement No. 333-60578.

*	10.9	Long-Term Executive Incentive Plan — incorporated by reference to Exhibit 10.9 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993. (Commission File No. 1-4879)

*	10.10(i)	1992 Deferred Incentive Compensation Plan (as amended and restated) – incorporated by reference to Exhibit 10.10(i) of Registrant’s Form 10-Q for the quarter ended September 30, 2002. (Commission File No. 1-4879)

*	10.11	Annual Incentive Plan — incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000. (Commission File No. 1-4879)

*	10.13(i)	Forms of Deferred Compensation Agreement and Amendment No. 1 to Deferred Compensation Agreement — incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996. (Commission File No. 1-4879)

*	10.13(ii)	Section 162(m) Deferred Compensation Agreement (as amended and restated January 29, 1998) — incorporated by reference to Exhibit 10.13 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998. (Commission File No. 1- 4879)

     ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K. (continued)

*	10.14	Deferral of Stock Option Gains Plan — incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998. (Commission File No. 1-4879)

*	10.15	Employment Agreement with Walden W. O’Dell — incorporated by reference to Exhibit 10.15 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999. (Commission File No. 1-4879)

*	10.16	Separation Agreement with Gerald F. Morris — incorporated by reference to Exhibit 10.16 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999. (Commission File No. 1-4879)

	10.17(i)	Loan Agreement dated as of December 1, 1999 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, Michigan as Agent — incorporated by reference to Exhibit 10.17 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000. (Commission File No. 1-4879)

	10.17(ii)	First Amendment to Loan Agreement dated as of December 1, 1999 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, Michigan as Agent — incorporated by reference to Exhibit 10.17(ii) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000. (Commission File No. 1-4879)

	10.17(iii)	Second Amendment to Loan Agreement dated as of December 1, 1999 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, Michigan as Agent — incorporated by reference to Exhibit 10.17(iii) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000. (Commission File No. 1-4879)

	10.17(iv)	Third Amendment to Loan Agreement dated as of March 30, 2001 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, Michigan as Agent — incorporated by reference to Exhibit 10.17(iv) of Registrant’s Form 10-Q for the quarter ended June 30, 2001. (Commission File No. 1-4879)

	10.17(v)	Fourth Amendment to Loan Agreement dated as of February 13, 2002 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, Michigan as Agent — incorporated by reference to Exhibit 10.17 (v) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001. (Commission File No. 1-4879)

	10.17(vi)	Fifth Amendment to Loan Agreement dated as of May 24, 2002 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, Michigan as Agent — incorporated by reference to Exhibit 10.17 (vi) of the Registrant’s Form 10-Q for the quarter ended June 30, 2002. (Commission File No. 1-4879)

*	10.18(i)	Retirement and Consulting Agreement with Robert W. Mahoney — incorporated by reference to Exhibit 10.18 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000. (Commission File No. 1-4879)

*	10.18(ii)	Extention of Retirement and Consulting Agreement with Robert W. Mahoney — incorporated by reference to Exhibit 10.18(ii) of Registrant’s Form 10-Q for the quarter ended September 30, 2002. (Commission File No. 1-4879)

*	10.19	Employment Agreement with Wesley B. Vance — incorporated by reference to Exhibit 10.19 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000. (Commission File No. 1-4879)

	10.20(i)	Transfer and Administration Agreement by and among DCC Funding LLC, Diebold Credit Corporation, Diebold, Incorporated, Receivables Capital Corporation and Bank of America, National Association — incorporated by reference to Exhibit 10.20 (i) on Registrant’s Form 10-Q for the quarter ended March 31, 2001. (Commission File No. 1-4879)

	10.20(ii)	Amendment No. 1 to the Transfer and Administration Agreement by and among DCC Funding LLC, Diebold Credit Corporation, Diebold, Incorporated, Receivables Capital Corporation and Bank of America, National Association — incorporated by reference to Exhibit 10.20 (ii) on Registrant’s Form 10-Q for the quarter ended March, 31, 2001. (Commission File No. 1-4879)

	21.	Subsidiaries of the Registrant.

	23.	Consent of Independent Auditors.

	24.	Power of Attorney.

	99.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

	99.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 15(c) of this report.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K. (concluded)

(b)	Reports on Form 8-K.

Registrant filed a Form 8-K on December 6, 2002 regarding its intent to settle a dispute with the IRS concerning the deductibility of interest on corporate owned life insurance.

(c)	Refer to page 55 of this Form 10-K for an index of exhibits to this Form 10-K.

(d)	Refer to page 41 of this Form 10-K for information concerning the Independent Auditors’ Report on Consolidated Financial Statements and Financial Statement Schedule and page 54 of this Form 10-K for Schedule II — Valuation and Qualifying Accounts.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIEBOLD, INCORPORATED

February 28, 2003 Date	By: /s/ Walden W. O’Dell Walden W. O’Dell Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Walden W. O’Dell Walden W. O’Dell	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2003

/s/ Gregory T. Geswein Gregory T. Geswein	Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	February 28, 2003

/s/ Louis V. Bockius III Louis V. Bockius III	Director	February 28, 2003

* Christopher M. Connor	Director	February 28, 2003

/s/ Richard L. Crandall Richard L. Crandall	Director	February 28, 2003

/s/ Gale S. Fitzgerald Gale S. Fitzgerald	Director	February 28, 2003

* Donald R. Gant	Director	February 28, 2003

/s/ L. Lindsey Halstead L. Lindsey Halstead	Director	February 28, 2003

* Phillip B. Lassiter	Director	February 28, 2003

* John N. Lauer	Director	February 28, 2003

Signature	Title	Date

* William F. Massy	Director	February 28, 2003

* Eric J. Roorda	Director	February 28, 2003

/s/ W.R. Timken, Jr, W. R. Timken, Jr.	Director	February 28, 2003

*	The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and directors of the Registrant and filed with the Securities and Exchange Commission on behalf of such officers and directors.

Dated: February 28, 2003	*By:	/s/ Gregory T. Geswein Gregory T. Geswein, Attorney-in-Fact

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-K
CERTIFICATIONS

     I, Walden W. O’Dell, Chairman of the Board, President and Chief Executive Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of Diebold, Incorporated;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on the evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-K
CERTIFICATIONS (continued)

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	The Registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 28, 2003

DIEBOLD, INCORPORATED (Registrant) By: /s/ Walden W. O’Dell Walden W. O’Dell Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

     I, Gregory T. Geswein, Senior Vice President and Chief Financial Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of Diebold, Incorporated;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

d)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

e)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

f)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on the evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

c)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-K
CERTIFICATIONS (concluded)

d)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	The Registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 28, 2003

DIEBOLD, INCORPORATED (Registrant) By: /s/ Gregory T. Geswein Gregory T. Geswein Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

DIEBOLD, INCORPORATED AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	Balance at			Balance
	beginning			at end
	of year	Additions	Deductions	of year

Year ended December 31, 2002

Allowance for doubtful accounts	$7,054,446	$7,978,409	$7,082,560	$7,950,295

Year ended December 31, 2001

Allowance for doubtful accounts	$12,092,712	$10,425,245	$15,463,511	$7,054,446

Year ended December 31, 2000

Allowance for doubtful accounts	$9,220,753	$9,662,685	$6,790,726	$12,092,712

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT DESCRIPTION	PAGE NO.

21	Significant Subsidiaries of the Registrant	56-59

23	Consent of Independent Auditors	60

24	Power of Attorney	61

99.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	62

99.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	63