Form 10-Q
period 2003-03-31
DIEBOLD INC
filed 2003-05-09
CIK 28823

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes      X        No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934).
Yes      X        No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Shares, as of the latest practicable date.

Class	Outstanding at May 5, 2003

Common Shares $1.25 Par Value	72,238,448 Shares

DIEBOLD, INCORPORATED AND SUBSIDIARIES

FORM 10-Q

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	(Unaudited )	December 31,
	March 31, 2003	2002

ASSETS

Current assets

Cash and cash equivalents	$138,750	$155,446

Short-term investments	6,785	7,909

Trade receivables less allowances of $8,133 and $7,950, respectively	413,540	403,498

Inventories	247,541	236,614

Other current assets	113,682	121,421

Total current assets	920,298	924,888

Securities and other investments	66,232	66,151

Property, plant and equipment, at cost	488,291	462,133

Less accumulated depreciation and amortization	255,328	242,500

	232,963	219,633

Goodwill	283,182	268,606

Other assets	146,418	145,803

	$1,649,093	$1,625,081

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities

Notes payable	$159,333	$226,259

Accounts payable	87,008	90,713

Deferred income	163,060	86,281

Other current liabilities	147,468	158,898

Total current liabilities	556,869	562,151

Long-term liabilities	127,779	122,107

Shareholders’ equity

Preferred Shares, no par value, authorized 1,000,000 shares, none issued	—	—

Common shares, par value $1.25, authorized 125,000,000 shares; issued 73,161,229 and 72,989,492 shares, respectively outstanding 72,219,139 and 72,111,368 shares, respectively	91,452	91,237

Additional capital	136,190	130,995

Retained earnings	870,423	856,808

Treasury shares, at cost (942,090 and 878,124 shares, respectively)	(32,505)	(30,191)

Accumulated other comprehensive loss	(96,006)	(102,413)

Other	(5,109)	(5,613)

Total shareholders’ equity	964,445	940,823

	$1,649,093	$1,625,081

See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,

	2003	2002

Net Sales

Products	$179,109	$181,046

Services	231,045	220,000

	410,154	401,046

Cost of sales

Products	115,933	120,351

Services	170,028	162,848

	285,961	283,199

Gross Profit	124,193	117,847

Selling and administrative expense	68,070	63,712

Research, development and engineering expense	14,367	13,941

	82,437	77,653

Operating Profit	41,756	40,194

Other income (expense)

Investment income	2,522	2,000

Interest expense	(2,820)	(2,723)

Miscellaneous, net	(1,671)	710

Minority interest	(1,699)	(920)

Income before taxes	38,088	39,261

Taxes on income	12,188	12,760

Net income before cumulative effect of a change in accounting principle	25,900	26,501

Cumulative effect of a change in accounting principle $38,859, net of taxes of $5,712	—	(33,147)

Net income (loss)	$25,900	$(6,646)

Basic weighted-average shares outstanding	72,199	71,807

Diluted weighted-average shares outstanding	72,475	72,170

Basic earnings per share:

Income before cumulative effect of a change in accounting principle	$0.36	$0.37

Cumulative effect of a change in accounting principle, net of tax	—	(0.46)

Net income (loss)	$0.36	$(0.09)

Diluted earnings per share:

Income before cumulative effect of a change in accounting principle	$0.36	$0.37

Cumulative effect of a change in accounting principle, net of tax	—	(0.46)

Net income (loss)	$0.36	$(0.09)

Cash dividends paid per common share	$0.170	$0.165

See accompanying notes to condensed consolidated financial statements

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,

	2003	2002

Cash flow from operating activities:

Net income (loss)	$25,900	$(6,646)

Adjustments to reconcile net income to cash provided by operating activities:

Minority share of income	1,699	920

Depreciation and amortization	15,425	13,139

Deferred income taxes	100	(760)

Loss (gain) on sale of assets, net	883	(311)

Cumulative effect of accounting change	—	38,859

Cash (used) provided by changes in certain assets and liabilities:

Trade receivables	(3,411)	(4,928)

Inventories	(7,192)	(16,875)

Prepaid expenses	(2,168)	(12,189)

Other current assets	11,425	(523)

Accounts payable	(6,502)	(25,906)

Certain other assets and liabilities	62,320	15,569

Net cash provided by operating activities	98,479	349

Cash flow from investing activities:

Payments for acquisitions, net of cash acquired	—	(3,682)

Proceeds from maturities of investments	10,879	15,292

Proceeds from sales of investments	681	2,991

Payments for purchases of investments	(10,163)	(6,463)

Capital expenditures	(14,022)	(6,974)

Rotable spares expenditures	(10,092)	(1,452)

(Increase) decrease in certain other assets	(5,903)	11,204

Net cash (used) provided by investing activities	(28,620)	10,916

Cash flow from financing activities:

Dividends paid	(12,285)	(11,872)

Notes payable borrowings	11,398	199,480

Notes payable repayments	(82,023)	(212,488)

Net (payments) proceeds from securitization	(3,705)	9,200

Distribution of affiliate’s earnings to minority interest holder	(213)	—

Issuance of common shares	1,351	3,634

Repurchase of common shares	(2,314)	(1,035)

Net cash used by financing activities	(87,791)	(13,081)

Effect of exchange rate changes on cash	1,236	(6,598)

Decrease in cash and cash equivalents	(16,696)	(8,414)

Cash and cash equivalents at the beginning of the period	155,446	73,768

Cash and cash equivalents at the end of the period	$138,750	$65,354

See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)

1.     CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2002.

In addition, some of the company’s statements in this Form 10-Q report may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. A discussion of these risks and uncertainties is contained in the management’s discussion and analysis of financial condition and results of operations in this Form 10-Q. The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of results to be expected for the full year.

The company has reclassified the presentation of certain prior-year information to conform to the current presentation.

2.     STOCK OPTION PLANS

Under the 1991 Equity and Performance Incentive Plan, as amended and restated (1991 Plan), the company has granted stock options which are outstanding as of March 31, 2003. The company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for stock options granted under the 1991 Plan. No stock-based compensation cost is reflected in net income, as all options granted under the 1991 Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The fair value of each option grant was estimated on the date of grant using the Black Scholes option pricing model with the following assumptions for 2003 and 2002: risk-free interest rate of 2.8 and 4.2 percent; dividend yield of 1.8 percent; volatility of 41 and 42 percent; and average expected lives of six years for management and four years for executive management and nonemployee directors.

	Three Months Ended
	March 31,

	2003	2002

Net income (loss), as reported	$25,900	$(6,646)

Deduct: Total stock-based employee compensation expense determined under fair value method, net of tax	(1,007)	(709)

Net income (loss), pro forma	$24,893	$(7,355)

Earnings per share:

Basic – as reported	$0.36	$(0.09)

Basic – pro forma	$0.34	$(0.10)

Diluted – as reported	$0.36	$(0.09)

Diluted – pro forma	$0.34	$(0.10)

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)

3.     EARNINGS PER SHARE

The basic and diluted earnings per share computations in the condensed consolidated statements of income are based on the weighted-average number of shares outstanding during each period reported. The following data show the amounts used in computing earnings per share and the effect on the weighted-average number of shares of potentially dilutive common stock.

	Three Months Ended
	March 31,

	2003	2002

Numerator:

Income (loss) used in basic and diluted earnings per share	$25,900	$(6,646)

Denominator:

Basic weighted-average shares	72,199	71,807

Effect of dilutive fixed stock options	276	363

Diluted weighted-average shares	72,475	72,170

Basic earnings per share:

Income before cumulative effect of a change in accounting principle	$0.36	$0.37

Cumulative effect of a change in accounting principle, net of tax	—	(0.46)

Net Income	$0.36	$(0.09)

Diluted earnings per share:

Income before cumulative effect of a change in accounting principle	$0.36	$0.37

Cumulative effect of a change in accounting principle, net of tax	—	(0.46)

	$0.36	$(0.09)

Anti-dilutive shares not used in calculating diluted weighted-average shares	485	219

4.     INVENTORIES

Domestic inventories are valued at the lower of cost or market applied on a first-in, first-out basis, and foreign inventories are valued using the average cost method. As the company launches new products and rationalizes its product offerings, inventory related to discontinued product is written down to salvage value.

Major classes of inventories are summarized as follows:

	March 31, 2003	December 31, 2002

Finished goods and service parts	$61,997	$59,781

Work in process	150,972	143,754

Raw materials	34,572	33,079

Total inventory	$247,541	$236,614

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)

5.     OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive loss is reported separately from retained earnings and additional capital in the condensed consolidated balance sheets. Items considered to be other comprehensive loss include adjustments made for foreign currency translation (under Statement of Financial Accounting Standards (SFAS) No. 52), pensions (under SFAS No. 87) and unrealized holding gains and losses on available-for-sale securities (under SFAS No. 115).

Components of other accumulated comprehensive loss consist of the following:

	March 31,	December 31,
	2003	2002

Translation adjustment	$(87,961)	$(94,104)

Pensions less accumulated taxes of $(2,829) for 2003 and 2002	(6,635)	(6,635)

Unrealized losses on investment securities less accumulated taxes of $673 for 2003 and $531 in 2002	(1,410)	(1,674)

	$(96,006)	$(102,413)

Components of comprehensive income (loss) consist of the following for the three months ended March 31:

	2003	2002

Net income (loss)	$25,900	$(6,646)

Other comprehensive income (loss):

Translation adjustment	6,143	(3,478)

Unrealized gain (loss) on investment securities less accumulated taxes of $142 for 2003 and ($155) in 2002	264	(288)

Comprehensive income (loss)	$32,307	$(10,412)

6.     NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses the accounting and financial reporting for legal obligations and costs associated with the retirement of tangible long-lived assets. The company has adopted the provisions of SFAS No. 143 as of January 1, 2003 and has determined that SFAS No. 143 has no impact on its financial position, operations or cash flows.

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

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)

6.     NEW ACCOUNTING STANDARDS (Continued)

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, which addresses disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year end. The disclosure requirements are effective for financial statements for periods ending after December 15, 2002. Refer to Note 9 for discussion of the company’s guarantees.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which amended SFAS No. 123, Accounting for Stock-Based Compensation. The company adopted the provisions of SFAS No. 148 as of December 31, 2002. This statement requires companies electing not to expense stock options to provide the pro forma net income and earnings per share information not only annually, but also on a quarterly basis. Refer to Note 2 for the pro forma disclosures required by SFAS No. 148 relating to the company’s stock-based compensation plans. While continuing to review the matter, the company has no current plans to begin expensing stock options.

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

7.     ACQUISITIONS/DIVESTITURES

On January 23, 2003, the company announced the acquisition of Data Information Management Systems, Inc. (DIMS), one of the largest voter registration systems companies in the United States. DIMS was purchased for $5,840 in company stock. The acquisition has been accounted for as a purchase business combination and, accordingly, the purchase price has been allocated to identifiable tangible and intangible assets acquired and liabilities assumed, based upon their respective fair values, with the excess allocated to goodwill. The initial estimation of goodwill and other intangibles acquired in the transaction amounted to $4,407.

8.     SEGMENTS

The company has defined its segments as its three main sales channels: Diebold North America (DNA), Diebold International (DI) and Voting and Other. These sales channels are evaluated based on revenues from customers and operating profit contribution to the total corporation. A reconciliation between segment information and the condensed consolidated financial statements is also disclosed. All income and expense items below operating profit are not allocated to the segments and are not disclosed. Revenue by geography and revenue by product and service solutions are also disclosed.

The DNA segment sells financial and retail systems and also services financial, retail and medical systems in the United States and Canada. The DI segment sells and services financial and retail systems over the remainder of the globe. The segment called Voting and Other includes

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)

8.     SEGMENTS (Continued)

the operating results of Diebold Election Systems, Inc. as well as corporate administrative costs. Each of the sales channels buys the goods it sells from the company’s manufacturing plants through intercompany sales that are eliminated on consolidation, and intersegment revenues are not significant. Each year, inter-company pricing is agreed upon which drives sales channel operating profit contribution. As permitted under SFAS 131, certain information not routinely used in the management of these segments, information not allocated back to the segments or information that is impractical to report is not shown. Items not allocated are as follows: interest revenue, interest expense, equity in the net income of investees accounted for by the equity method, income tax expense or benefit, extraordinary items, significant noncash items and total assets.

	DNA	DI	Voting & Other	Total

Segment Information by Channel for the quarter ended March 31, 2003

Customer revenues	$261,815	$141,207	$7,132	$410,154

Operating profit (loss)	35,384	12,290	(5,918)	41,756

Capital & rotable expenditures	6,105	9,839	8,170	24,114

Depreciation	3,353	4,324	4,660	12,337

Long-lived assets	214,977	119,915	153,399	488,291

Segment Information by Channel for the quarter ended March 31, 2002

Customer revenues	$241,211	$144,880	$14,955	$401,046

Operating profit (loss)	33,274	8,637	(1,717)	40,194

Capital & rotable expenditures	3,163	3,911	1,352	8,426

Depreciation	3,917	3,699	2,081	9,697

Long-lived assets	204,451	99,470	118,674	422,595

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)

	For the quarter ended
	March 31:

	2003	2002

The Americas:

Financial self-service solutions	$208,087	$221,024

Security solutions	106,805	86,772

Voting solutions	7,032	14,422

	321,924	322,218

Asia-Pacific:

Financial self-service solutions	31,481	23,734

Security solutions	176	248

	31,657	23,982

Europe, Middle East and Africa:

Financial self-service solutions	56,549	54,727

Security solutions	24	119

	56,573	54,846

Total Revenue	$410,154	$401,046

	For the quarter ended
	March 31:

	2003	2002

Financial self-service:

Products	$126,028	$131,381

Services	170,089	168,104

Total financial self-service	296,117	299,485

Security:

Products	48,411	35,450

Services	58,594	51,689

Total security	107,005	87,139

Total financial self-service & security	403,122	386,624

Voting solutions	7,032	14,422

Total Revenue	$410,154	$401,046

9.     GUARANTEES AND PRODUCT WARRANTIES

The company has applied the disclosure provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, to its agreements that contain guarantees or indemnification clauses. These disclosure requirements expand those required by FASB Statement No. 5, Accounting for Contingencies, by requiring a guarantor to disclose certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote. The following is a description of arrangements in effect as of March 31, 2003 in which the company is the guarantor.

In connection with the construction of three of its manufacturing facilities, the company has guaranteed repayment of principal and interest on a total of $20,800 variable rate industrial development revenue bonds by obtaining letters of credit. The bonds were issued with a 20-year original term and are scheduled to mature in 2017. However, one of the manufacturing facilities was disposed of in 2002, causing $7,500 of the bonds to become due April 1, 2003. Any default, as defined in the agreements, would obligate the company for the full amount of the outstanding bonds through maturity. At March 31, 2003, the carrying value of the liability was $20,800.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)

9.     GUARANTEES AND PRODUCT WARRANTIES (Continued)

The company provides its global operations guarantees and standby letters of credit through various financial institutions to suppliers, regulatory agencies and insurance providers. If the company is not able to make payment, the suppliers, regulatory agencies and insurance providers may draw on the pertinent bank. As of March 31, 2003, the maximum future payment obligations relative to these various guarantees were $21,325, of which $12,990 represented standby letters of credit to insurance providers and no associated liability was recorded.

The company provides its customers a standard manufacturer’s warranty and records, at the time of the sale, a corresponding estimated liability for potential warranty costs. Estimated future obligations due to warranty claims are based upon historical factors such as labor rates, average repair time, travel time, number of service calls per machine and cost of replacement parts. Changes in the company’s warranty liability balance are illustrated in the following table:

2003

Balance at January 1	$11,035

Current period accruals	3,596

Accrual adjustments to reflect actual experience	—

Current period settlements	(4,491)

Balance at March 31	$10,140

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As of March 31, 2003
(Unaudited)
(Dollars in thousands, except per share amounts)

Material Changes in Financial Condition

The company’s financial position provides it with sufficient resources to meet projected future capital expenditures, dividend and working capital requirements. However, if the need were to arise, the company’s strong financial position should ensure the availability of adequate additional financial resources.

Total Assets

Total assets as of March 31, 2002 were $1,649,093, representing an increase of $24,012 or 1.5 percent from December 31, 2002.

Trade Receivables

Trade receivables less allowances increased by $10,042 or 2.5 percent primarily due to a combination of increased security sales and net service contract billings that occurred at the end of the quarter.

Inventories

Inventories increased $10,927 or 4.6 percent, as the company prepared to fulfill large orders associated with Diebold Election Systems Inc. as well as positioned itself for second quarter business.

Property, Plant and Equipment

Property, plant and equipment, net increased by $13,330 or 6.1 percent primarily due to expenditures on rotable spares for service parts and expenditures associated with the implementation of an Oracle global information technology platform.

Goodwill

Goodwill increased by a net $14,576 or 5.4 percent from December 31, 2002. The increase in goodwill was due principally to the foreign currency translation adjustment impact on the goodwill recorded in local currencies coupled with goodwill arising from the first quarter acquisition of DIMS.

Current Liabilities

Total current liabilities were $556,869, representing a decrease of $5,282 or 0.9 percent from December 31, 2002.

Notes Payable

Notes payable decreased by $66,926 or 29.6 percent as a result of significantly improved cashflow, which was used to repay debt during the first quarter.

At March 31, 2003, the company had U.S. dollar denominated outstanding bank credit lines approximating $50,685, euro denominated outstanding bank credit lines approximating 91,476 (translated at $98,743) and Australian dollar denominated outstanding bank credit lines approximating 16,500 (translated at $9,905). An additional $211,470 was available under credit line agreements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)
As of March 31, 2003
(Unaudited)
(Dollars in thousands, except per share amounts)

Deferred Income

Deferred income is largely related to service contracts and is affected by customer service billings in advance of the period in which the service will be performed. Deferred income is recognized in income on a straight-line basis over the contract period. The company typically bills customers annually, semi-annually and quarterly, depending upon the terms of the contract. The majority of the billings occur on an annual basis with the next largest volume occurring on a semi-annual basis. As such, deferred income increased by $76,779 or 89.0 percent from year end primarily due to the combination of annual and quarterly billings that occurred in the first quarter as well as an increase in the customer service base.

Other Current Liabilities

Other current liabilities decreased by $11,430 or 7.2 percent, primarily due to the repayment of cash borrowed to fund owner-operated ATM’s.

Long-term Liabilities

Long-term liabilities increased by $5,672 or 4.6 percent due to the financing arrangement that was entered into during 2002 related to the purchase and implementation of the Oracle global information technology platform. Included in long-term liabilities was $13,300 of Industrial Development Revenue Bonds. The proceeds of the bonds issued in 1997 were used to finance the construction of manufacturing facilities located in the United States.

Shareholders’ Equity

Shareholders’ equity was $964,445, representing an increase of $23,622 or 2.5 percent over December 31, 2002. Shareholders’ equity per common share at March 31, 2003 increased to $13.35 from $13.05 at December 31, 2002. The first quarter cash dividend of $0.17 per share was paid on March 7, 2003 to shareholders of record on February 14, 2003. On April 24, 2003, the second quarter cash dividend of $0.17 per share was declared payable on June 6, 2003 to shareholders on record as of May 16, 2003. Diebold, Incorporated shares are listed on the New York Stock Exchange under the symbol of DBD.

Management’s Analysis of Cash Flows

Operating Activities

During the quarter ended March 31, 2003, the company generated $98,479 in cash from operating activities, compared with $349 for the comparable period in 2002. The increase in cash from operating activities was primarily the result of increased collection of receivables related to deferred revenue and better management of working capital.

The change in certain other assets and liabilities year over year was primarily the result of the increase in deferred revenue due to the combination of annual and quarterly billings that occurred in the first quarter and an increase in the customer service base.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)
As of March 31, 2003
(Unaudited)
(Dollars in thousands, except per share amounts)

Investing Activities

During the quarter ended March 31, 2003, the company used $28,620 in cash from investing activities, compared with $10,916 of cash provided by investing activities for the comparable period in 2002. The change was due to a combination of an increase in capital and rotable spare expenditures and an increase in certain other assets. The increase in capital expenditures was primarily due to expenditures related to the implementation of an Oracle global information technology platform. The increase in rotable expenditures was primarily due to the company’s increasing service market share internationally. The increase in certain other assets versus the first quarter 2002 was a result of a drop in finance receivables occurring with the securitzation of lease receivables in the first quarter of 2002 which did not repeat in 2003.

Financing Activities

During the quarter ended March 31, 2003, net cash used by financing activities was $87,791 compared with $13,081 for the comparable period in 2002. The increase was primarily due to the combination of a decrease in notes payable borrowings and an increase in net repayments during the quarter.

Results of Operations

First Quarter 2003 Comparisons to First Quarter 2002

Revenue

Net sales for the first quarter of 2003 totaled $410,154 and were $9,108 or 2.3 percent higher than the comparable period in 2002. The increase in net sales from the Americas occurred in the security solutions markets as a result of revenue growth in the financial industry, government and retail markets which was partially offset by lower sales in financial self-service solutions and a weakening in the Brazilian real. Total product revenue decreased by $1,937 or 1.1 percent primarily due to decreased voting solutions revenue resulting from the timing of product shipments. Service revenue increased by $11,045 or 5.0 percent, primarily due to an increase in our core service customer base.

Gross Margin

The total gross margin for the first quarter was 30.3 percent, up from 29.4 percent in the first quarter 2002. Product gross margin increased to 35.3 percent, up from 33.5 percent in the first quarter 2002 with higher margins in each of our three business units and a lower mix of voting business. Service gross margin increased to 26.4 percent from 26.0 percent in the first quarter 2002, continuing a trend of improvement.

Operating Expenses

Total operating expenses for the quarter were 20.1 percent, up from 19.4 percent from the first quarter 2002. The increase in operating expenses was primarily the result of the change in pension expense, inclusion of the voting business for a full quarter, and an increase in research and development costs. Lower pension assumptions and the market downturn resulted in a net pension expense in the first quarter of 2003 compared to pension income in the first quarter of 2002. In addition, research and development expense increased slightly during the quarter due to the launch of the company’s new Opteva ATM product line.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)
As of March 31, 2003
(Unaudited)
(Dollars in thousands, except for per share amounts)

Other Income (Expense)

Included in other income (expense) for the current quarter was miscellaneous, net expense of $1,671, which compares to miscellaneous, net income of $710 in the first quarter of 2002. The primary reason for the change in miscellaneous, net expense versus 2002 miscellaneous, net income was a $1,882 gain on the securitization of certain finance receivables recognized in the first quarter of 2002 but did not repeat in the current quarter.

Net Income (Loss)

Net income (loss) was 6.3 percent of revenue compared to (1.7) percent in the first quarter 2002. The first quarter 2002 net loss included a charge of $33,147, net of tax, related to a change in accounting principle resulting from the adoption of Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. First quarter 2002 income before the cumulative effect of a change in accounting principle was 6.6 percent of revenue.

Segment Information

First Quarter Results

Diebold North America (“DNA”) customer revenue was $261,815 for the first quarter ended March 31, 2003, an increase of $20,604, or 8.5 percent from the same period in 2002. The higher revenue levels were due to increased net sales in the security solutions and service markets. DNA operating profits for the same period were $35,384, which represented an increase of $2,110 or 6.3 percent from the same period in 2002.

Diebold International (“DI”) customer revenue was $141,207 for the first quarter of 2003, which represented a decrease of $3,673 or 2.5 percent from the same period in 2002. The decrease was the result of lower revenue in Latin America, which was adversely impacted from a weakening in local currency, principally the Brazilian real. This was partially offset by higher revenue in the Asia Pacific region, which continued to increase from the prior period. Activity in the Europe, Middle East and Africa markets was down, however, results did benefit in total because of a strengthening in the euro. DI operating profit for the period was $12,290, an increase of $3,653 or 42.3 percent from the same period in 2002 due to geographic and product mix changes.

Voting and other revenue was $7,132 for the first quarter of 2003, which represented a decrease of $7,823 or 52.3 percent from the same period in 2002. This decrease was due primarily to a decrease in the voting solutions market as a result of timing of product shipments.

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

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)
As of March 31, 2003
(Unaudited)
(Dollars in thousands, except for per share amounts)

Management believes that of its significant accounting policies, its policies concerning trade receivables and revenue recognition, inventories, goodwill and pension and postretirement benefits are the most critical. Additional information regarding these policies is included below.

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

Inventories

Domestic inventories are valued at the lower of cost or market applied on a first-in, first-out basis and foreign inventories are valued using the average cost method. As the company launches new products and rationalizes its product offerings, inventory related to discontinued product is written down to salvage value.

Goodwill

Goodwill is the cost in excess of the net assets of acquired businesses. These assets are stated at cost and, effective January 1, 2002, are no longer amortized, but evaluated at least annually for impairment, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 establishes accounting and reporting standards for acquired goodwill and other intangible assets in that goodwill and other intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives continue to be amortized over their useful lives.

The company tests all existing goodwill for impairment on a “reporting unit” basis. The reporting units were determined on a geographical basis that combines two or more component-level reporting units with similar economic characteristics within a single reporting unit.

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

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)
As of March 31, 2003
(Unaudited)
(Dollars in thousands, except per share amounts)

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

Taking these factors into consideration, expectations for the second quarter and year 2003 include:

•	Second quarter revenue will increase in the mid single-digit range vs. prior year.

•	Depreciation and amortization will be approximately $16 million for the second quarter.

•	Pension expense of approximately $.01 per share in the second quarter of 2003 compared to pension income of approximately $.01 per share in the second quarter of 2002.

•	Second quarter EPS to be in the range of $.54 to $.59.

•	Full year fixed exchange rate revenue growth of 5-8 percent.

–	Financial self-service revenue growth of 2-4 percent.

–	Security growth of approximately 10-20 percent.

–	Voting business growth of approximately 15-25 percent.

•	A full year effective tax rate of approximately 32.0 percent.

•	Full year earnings per share guidance of $2.32 to $2.42.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)
As of March 31, 2003
(Unaudited)
(Dollars in thousands, except per share amounts)

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
As of March 31, 2003
(Unaudited)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company is exposed to foreign currency exchange rate risk inherent in our international operations denominated in currencies other than the U.S. dollar. A hypothetical 10 percent unfavorable movement in the applicable foreign exchange rates would have resulted in a decrease in 2003 quarter-to-date operating profit of approximately $1,467. The sensitivity model assumes an instantaneous, parallel shift in the foreign currency exchange rates. Exchange rates rarely move in the same direction. The assumption that exchange rates change in an instantaneous or parallel fashion may overstate the impact of changing exchange rates on amounts denominated in a foreign currency.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

At March 31, 2003, the company was a party to several lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the company’s financial position or results of operations. In management’s opinion, the condensed consolidated financial statements would not be materially affected by the outcome of any present legal proceedings, commitments, or asserted claims.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
PART II. OTHER INFORMATION (Continued)

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Registrant’s annual meeting of shareholders was held on April 24, 2003. Each matter voted upon at such meeting and the number of shares cast for, against or withheld, and abstained are as follows:

1.	Election of Directors

	For	Withheld

Louis V. Bockius III	65,176,769	1,119,078

Christopher M. Connor	65,351,568	944,279

Richard L. Crandall	65,199,950	1,095,897

Gale S. Fitzgerald	65,124,275	1,171,572

Phillip B. Lassiter	65,448,970	846,877

John N. Lauer	65,445,301	850,546

William F. Massy	65,409,823	886,024

Walden W. O’Dell	65,155,511	1,140,336

Eric J. Roorda	65,450,310	845,537

W. R. Timken, Jr.	63,006,170	3,289,677

Henry D.G. Wallace	65,416,204	879,643

Patrick Lysobey	13,310	—

2.	Ratification of Appointment of KPMG LLP as Independent Auditors for 2003

For	Against	Abstained

63,776,183	2,243,902	289,072

     There were no broker non-votes.

ITEM 5. OTHER INFORMATION

On April 28, 2003, the company issued a news release disclosing the death on April 26, 2003 of its chief operating officer, Wesley B. Vance.

Vance joined the company in October 2000 as president of its North America business unit and was named chief operating officer in 2001. He was responsible for managing the company’s global operations including research, development, manufacturing, purchasing, human resources, sales and service.

Walden W. O’Dell, chairman, president and chief executive officer, will assume the company’s day-to-day operational responsibilities until a successor is named.

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

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
PART II. OTHER INFORMATION (Continued)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)		Exhibits (Continued)

3.2		Certificate of Amendment by Shareholders to Amended Articles of Incorporation of Diebold, Incorporated – incorporated by reference to Exhibit 3.2 to Registrant’s Form 10-Q for the quarter ended March 31, 1996. (Commission File No. 1-4879)

3.3		Certificate of Amendment to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.3 to Registrant’s Form 10-K for the year ended December 31, 1998. (Commission File No. 1-4879)

4.		Rights Agreement dated as of February 11, 1999 between Diebold, Incorporated and The Bank of New York — incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form 8-A dated February 11, 1999.

*10.1	Form of Employment Agreement as amended and restated as of September 13, 1990 — incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990. (Commission File
No. 1-4879)

*10.2		Schedule of Certain Officers who are Parties to Employment Agreements in the form of Exhibit 10.1 — incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-K for the year ended December 31, 2000. (Commission File No. 1-4879)

*10.5	(i)	Supplemental Employee Retirement Plan I as amended and restated July 1, 2002 – incorporated by reference to Exhibit 10.5 (i) of Registrant’s Form 10-Q for the quarter ended September 30, 2002. (Commission File No. 1-4879).

*10.5	(ii)	Supplemental Employee Retirement Plan II as amended and restated July 1, 2002 – incorporated by reference to Exhibit 10.5 (ii) of Registrant’s Form 10-Q for the quarter ended September 30, 2002. (Commission File No. 1-4879).

*10.7	(i)	1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992. (Commission File No. 1-4879)

*10.7	(ii)	Amendment No. 1 to the Amended and Restated 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998. (Commission File No. 1-4879)

*10.7	(iii)	Amendment No. 2 to the Amended and Restated 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated.

	*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 6 (c) of this report.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
PART II. OTHER INFORMATION (Continued)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits (Continued)

*10.8		1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 — incorporated by reference to Exhibit 4 (a) to Form S-8 Registration Statement No. 333-60578.

*10.9		Long-Term Executive Incentive Plan – incorporated by reference to Exhibit 10.9 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993. (Commission File No. 1-4879)

*10.10	(i)	1992 Deferred Incentive Compensation Plan (as amended and restated ) – incorporated by reference to Exhibit 10.10 (i) of Registrant’s Form 10-Q for the quarter ended September 30, 2002. (Commission File No. 1-4879)

*10.11		Annual Incentive Plan — incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000. (Commission File No. 1-4879)

*10.13	(i)	Forms of Deferred Compensation Agreement and Amendment No. 1 to Deferred Compensation Agreement — incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996. (Commission File No. 1-4879)

*10.13	(ii)	Section 162(m) Deferred Compensation Agreement (as amended and restated January 29, 1998) — incorporated by reference to Exhibit 10.13 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998. (Commission File No. 1-4879)

*10.14		Deferral of Stock Option Gains Plan — incorporated by reference to Exhibit 10.14 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998. (Commission File No. 1-4879)

*10.15		Employment Agreement with Walden W. O’Dell – incorporated by reference to Exhibit 10.15 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999. (Commission File No. 1-4879)

*10.16		Separation Agreement with Gerald F. Morris — incorporated by reference to Exhibit 10.16 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999. (Commission File No. 1-4879)

10.17	(i)	Loan Agreement dated as of December 1, 1999 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, Michigan as Agent — incorporated by reference to Exhibit 10.17 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000. (Commission File No. 1-4879)

10.17	(ii)	First Amendment to Loan Agreement dated as of December 1, 1999 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, Michigan as Agent – incorporated by reference to Exhibit 10.17 (ii) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000. (Commission File No. 1-4879)

	*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 6 (c) of this report.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
PART II. OTHER INFORMATION (Continued)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits (Continued)

10.17		(iii)	Second Amendment to Loan Agreement dated as of December 1, 1999 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, Michigan as Agent – incorporated by reference to Exhibit 10.17 (iii) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000. (Commission File No. 1-4879)

10.17		(iv)	Third Amendment to Loan Agreement dated as of March 30, 2001 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, Michigan as Agent – incorporated by reference to Exhibit 10.17 (iv) of Registrant’s Form 10-Q for the quarter ended June 30, 2001. (Commission File No. 1-4879)

10.17		(v)	Fourth Amendment to Loan Agreement dated as of February 13, 2002 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, Michigan as Agent – incorporated by reference to Exhibit 10.17 (v) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001. (Commission File No. 1-4879)

10.17		(vi)	Fifth Amendment to Loan Agreement dated as of May 24, 2002 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, Michigan as Agent – incorporated by reference to Exhibit 10.17 (vi) of Registrant’s Form 10-Q for the quarter ended June 30, 2002. (Commission File No. 1-4879)

*10.18		(i)	Retirement and Consulting Agreement with Robert W. Mahoney – incorporated by reference to Exhibit 10.18 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

*10.18		(ii)	Extension of Retirement and Consulting Agreement with Robert W. Mahoney – incorporated by reference to Exhibit 10.18 (ii) of Registrant’s Form 10-Q for the quarter ended September 30, 2002. (Commission File No. 1-4879)

*10.19			Employment Agreement with Wesley B. Vance — incorporated by reference to Exhibit 10.19 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000. (Commission File No. 1-4879)

10.20		(i)	Transfer and Administration Agreement by and among DCC Funding LLC, Diebold Credit Corporation, Diebold, Incorporated, Receivables Capital Corporation and Bank of America, National Association – incorporated by reference to Exhibit 10.20 (i) on Registrant’s Form 10-Q for the quarter ended March 31, 2001. (Commission File No. 1-4879)

10.20		(ii)	Amendment No. 1 to the Transfer and Administration Agreement by and among DCC Funding LLC, Diebold Credit Corporation, Diebold, Incorporated, Receivables Capital Corporation and Bank of America, National Association – incorporated by reference to Exhibit 10.20 (ii) on Registrant’s Form 10-Q for the quarter ended March 31, 2001. (Commission File No. 1-4879)

99.1			Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

99.2			Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

	*		Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 6 (c) of this report.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
PART II. OTHER INFORMATION (Continued

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K (Continued)

(b)	Reports on Form 8-K.

No reports on Form 8-K were filed by Registrant during the first quarter of 2003.

(c)	Refer to page 29 of this Form 10-Q for an index of exhibits to this Form 10-Q.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIEBOLD, INCORPORATED (Registrant)

Date :	May 9, 2003	By:	/s/ Walden W. O’Dell Walden W. O’Dell Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date :	May 9, 2003	By:	/s/ Gregory T. Geswein Gregory T. Geswein Senior Vice President and Chief Financial Officer (Principal Financial Officer)

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

6.	The Registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

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

6.	The Registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

DIEBOLD, INCORPORATED (Registrant) By: /s/ Gregory T. Geswein Gregory T. Geswein Senior Vice President and Chief Financial Officer (Principal Financial Officer)

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
INDEX TO EXHIBITS

EXHIBIT NO.			PAGE NO.
10.7	(iii)	Amendment No. 2 to the Amended and Restated 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated.	30

99.1		Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	31

99.2		Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	32