Form 10-Q
period 2003-06-30
DIEBOLD INC
filed 2003-08-08
CIK 28823

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	. . . . .	to . . . . .

Commission file number 1-4879

Diebold, Incorporated

(Exact name of registrant as specified in its charter)

Ohio	34-0183970

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

5995 Mayfair Road, PO Box 3077, North Canton, Ohio	44720-8077

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(330) 490-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	✓	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934).

Yes	✓	No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Shares, as of the latest practicable date.

Class	Outstanding at August 4, 2003

Common Shares $1.25 Par Value	72,508,686 Shares

DIEBOLD, INCORPORATED AND SUBSIDIARIES

FORM 10-Q

INDEX

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	(Unaudited)	December 31,
	June 30, 2003	2002

ASSETS
Current assets
Cash and cash equivalents	$120,504	$155,446
Short-term investments	18,171	7,909
Trade receivables less allowances of $7,986 and $7,950, respectively	422,754	403,498
Inventories	269,847	236,614
Prepaid expenses	21,268	16,351
Other current assets	85,097	105,070

Total current assets	937,641	924,888
Securities and other investments	69,244	66,151
Property, plant and equipment, at cost	522,092	462,133
Less accumulated depreciation and amortization	270,208	242,500

	251,884	219,633
Goodwill	302,593	268,606
Other assets	149,603	145,803

	$1,710,965	$1,625,081

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$134,972	$226,259
Accounts payable	105,478	90,713
Deferred income	144,589	86,281
Other current liabilities	157,369	158,898

Total current liabilities	542,408	562,151
Long-term liabilities	133,278	122,107
Shareholders’ equity
Preferred Shares, no par value, authorized 1,000,000 shares, none issued	—	—
Common shares, par value $1.25, authorized 125,000,000 shares; issued 73,409,799 and 72,989,492 shares, respectively outstanding 72,441,021 and 72,111,368 shares, respectively	91,762	91,237
Additional capital	144,204	130,995
Retained earnings	899,484	856,808
Treasury shares, at cost (968,778 and 878,124 shares, respectively)	(33,430)	(30,191)
Accumulated other comprehensive loss	(62,359)	(102,413)
Other	(4,382)	(5,613)

Total shareholders’ equity	1,035,279	940,823

	$1,710,965	$1,625,081

See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES

FORM 10-Q

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net Sales
Products	$231,211	$247,085	$410,320	$428,131
Services	249,659	236,404	480,704	456,404

	480,870	483,489	891,024	884,535
Cost of sales
Products	154,723	165,457	270,656	285,808
Services	183,667	170,590	353,695	333,438

	338,390	336,047	624,351	619,246
Gross Profit	142,480	147,442	266,673	265,289
Selling and administrative expense	70,530	72,506	138,600	136,218
Research, development and engineering expense	14,835	15,171	29,202	29,112

	85,365	87,677	167,802	165,330
Operating Profit	57,115	59,765	98,871	99,959
Other income (expense)
Investment income	2,375	2,114	4,897	4,114
Interest expense	(1,839)	(3,215)	(4,659)	(5,938)
Miscellaneous, net	4,505	933	2,834	1,643
Minority interest	(1,355)	(1,372)	(3,054)	(2,292)

Income before taxes	60,801	58,225	98,889	97,486
Taxes on income	19,457	18,436	31,645	31,196

Net income before cumulative effect of a change in accounting principle	41,344	39,789	67,244	66,290
Cumulative effect of a change in accounting principle $38,859, net of tax of $5,712	—	—	—	33,147

Net income	$41,344	$39,789	$67,244	$33,143

Basic weighted-average shares outstanding	72,294	71,994	72,247	71,901
Diluted weighted-average shares outstanding	72,679	72,350	72,576	72,261
Basic earnings per share:
Income before cumulative effect of a change in accounting principle, net of tax	$0.57	$0.55	$0.93	$0.92
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(0.46)

Net income	$0.57	$0.55	$0.93	$0.46

Diluted earnings per share:
Income before cumulative effect of a change in accounting principle, net of tax	$0.57	$0.55	$0.93	$0.92
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(0.46)

Net income	$0.57	$0.55	$0.93	$0.46

Cash dividends paid per common share	$0.170	$0.165	$0.340	$0.330

See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,

	2003	2002

Cash flow from operating activities:
Net income	$67,244	$33,143
Adjustments to reconcile net income to cash provided by operating activities:
Minority share of income	3,054	2,292
Depreciation and amortization	31,132	29,838
Deferred income taxes	25	(3,510)
Loss (gain) on sale of assets, net	758	(267)
Cumulative effect of accounting change	—	38,859
Cash provided (used) by changes in certain assets and liabilities:
Trade receivables	(1,630)	(64,429)
Inventories	(22,413)	(24,568)
Prepaid expenses	(4,216)	(12,049)
Other current assets	23,485	5,885
Accounts payable	9,170	(22,043)
Certain other assets and liabilities	55,994	34,142

Net cash provided by operating activities	162,603	17,293
Cash flow from investing activities:
Payments for acquisitions, net of cash acquired	(6,090)	(3,682)
Proceeds from maturities of investments	21,490	35,697
Proceeds from sales of investments	5,566	2,380
Payments for purchases of investments	(34,656)	(13,885)
Capital expenditures	(32,478)	(10,247)
Rotable spares expenditures	(18,584)	(5,919)
(Increase) decrease in certain other assets	(8,097)	11,049

Net cash (used) provided by investing activities	(72,849)	15,393
Cash flow from financing activities:
Dividends paid	(24,568)	(23,749)
Notes payable borrowings	33,187	308,860
Notes payable repayments	(134,781)	(334,157)
Net (payments) proceeds from securitization	(7,815)	3,620
Distribution of affiliate’s earnings to minority interest holder	(359)	(62)
Issuance of common shares	8,894	6,325
Repurchase of common shares	(3,239)	(1,222)

Net cash used by financing activities	(128,681)	(40,385)
Effect of exchange rate changes on cash	3,985	1,361

Decrease in cash and cash equivalents	(34,942)	(6,338)
Cash and cash equivalents at the beginning of the period	155,446	73,768

Cash and cash equivalents at the end of the period	$120,504	$67,430

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

In addition, some of the company’s statements in this Form 10-Q report may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. A discussion of these risks and uncertainties is contained in the management’s discussion and analysis of financial condition and results of operations in this Form 10-Q. The results of operations for the six-month period ended June 30, 2003 are not necessarily indicative of results to be expected for the full year.

The company has reclassified the presentation of certain prior-year information to conform to the current-year presentation.

2.     STOCK OPTION PLANS

Under the 1991 Equity and Performance Incentive Plan, as amended and restated (1991 Plan), the company has granted stock options which are outstanding as of June 30, 2003. The company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for stock options granted under the 1991 Plan. No stock-based compensation cost is reflected in net income, as all options granted under the 1991 Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The fair value of each option grant was estimated on the date of grant using the Black Scholes option pricing model with the following assumptions for 2003 and 2002: risk-free interest rate of 2.8 and 4.2 percent; dividend yield of 1.8 and 1.9 percent; volatility of 41 and 42 percent; and average expected lives of six years for options granted to management and four years for options granted to executive management and nonemployee directors.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income, as reported	$41,344	$39,789	$67,244	$33,143
Deduct: Total stock-based employee compensation expense determined under fair value method, net of tax	(1,011)	(819)	(2,018)	(1,528)

Net income, pro forma	$40,333	$38,970	$65,226	$31,615

Earnings per share:
Basic – as reported	$0.57	$0.55	$0.93	$0.46
Basic – pro forma	$0.56	$0.54	$0.90	$0.44
Diluted – as reported	$0.57	$0.55	$0.93	$0.46
Diluted – pro forma	$0.56	$0.54	$0.90	$0.44

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Numerator:
Income used in basic and diluted earnings per share	$41,344	$39,789	$67,244	$33,143
Denominator:
Basic weighted-average shares	72,294	71,994	72,247	71,901
Effect of dilutive fixed stock options	385	356	329	360

Diluted weighted-average shares	72,679	72,350	72,576	72,261

Basic earnings per share:
Income before cumulative effect of a change in accounting principle, net of tax	$0.57	$0.55	$0.93	$0.92
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(0.46)

Net income	$0.57	$0.55	$0.93	$0.46

Diluted earnings per share:
Income before cumulative effect of a change in accounting principle, net of taxes	$0.57	$0.55	$0.93	$0.92
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(0.46)

Net income	$0.57	$0.55	$0.93	$0.46

Anti-dilutive shares not used in calculating diluted weighted-average shares	201	218	253	219

4.     INVENTORIES

Domestic inventories are valued at the lower of cost or market applied on a first-in, first-out basis, and foreign inventories are valued using the average cost method. As the company launches new products and rationalizes its product offerings, inventory related to discontinued product is written down to salvage value.

Major classes of inventories are summarized as follows:

	June 30, 2003	December 31, 2002

Finished goods and service parts	$79,200	$59,781
Work in process	155,339	143,754
Raw materials	35,308	33,079

Total inventory	$269,847	$236,614

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

Components of other accumulated comprehensive loss consist of the following:

	June 30,	December 31,
	2003	2002

Translation adjustment	$(54,627)	$(94,104)
Pensions less accumulated taxes of $(2,829) for 2003 and 2002	(6,635)	(6,635)
Unrealized losses on investment securities less accumulated taxes of $841 for 2003 and $531 in 2002	(1,097)	(1,674)

	$(62,359)	$(102,413)

Components of comprehensive income consist of the following for the six months ended June 30:

	2003	2002

Net income	$67,244	$33,143
Other comprehensive income:
Translation adjustment	39,477	(16,261)
Unrealized gain (loss) on investment securities less accumulated taxes of $310 for 2003 and ($32) in 2002	577	(59)

Comprehensive income	$107,298	$16,823

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

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost as defined was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions for this statement are effective for exit and disposal activities that are initiated after December 31, 2002. The company has adopted this statement effective January 1, 2003.

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

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public companies with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation applies to that company no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. The application of this Interpretation does not have an effect on the company’s consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies accounting for derivative instruments and hedging activities under SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 provides guidance relating to decisions made (a) as part of the Derivatives Implementation Group process, (b) in connection with other FASB projects dealing with financial instruments and (c) regarding implementation issues raised in the application of the definition of a derivative and the characteristics of a derivative that contains financing components. SFAS No. 149 is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. The application of this Statement is not expected to have a material impact on the company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments and Characteristics of both Liabilities and Equity which requires freestanding financial instruments such as mandatorily redeemable shares, forward purchase contracts, written put options to be reported as liabilities by their issuers as well as related new disclosure requirements. The provisions of SFAS No. 150 are effective for instruments entered into or modified after May 31, 2003 and pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003. The application of this Statement is not expected to have an effect on the company’s consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)

7.     ACQUISITIONS

On January 23, 2003, the company announced the acquisition of Data Information Management Systems, Inc. (DIMS), one of the largest voter registration systems companies in the United States. DIMS was purchased for $5,840 in company stock. The acquisition has been accounted for as a purchase business combination and, accordingly, the purchase price has been allocated to identifiable tangible and intangible assets acquired and liabilities assumed, based upon their respective fair values, with the excess allocated to goodwill. DIMS was integrated within Diebold Election Systems, Inc. (DESI). Estimated goodwill and other intangibles acquired in the transaction amounted to $5,121.

On May 7, 2003, the company announced the acquisition of the remaining 50 percent equity of Diebold HMA Private Ltd., held by HMA Data Systems Private Ltd., headquartered in Chennai, India. After the acquisition, this joint-venture sales and service organization became a wholly-owned subsidiary of the company and the headquarters were moved to Mumbai, India. The remaining equity was purchased for $5,000. The company is currently in the process of valuing goodwill and other intangible assets acquired in the transaction. Upon completion of the valuation, the transaction will be accounted for as a purchase business combination. Accordingly, the purchase price will be allocated to identifiable tangible and intangible assets acquired and liabilities assumed, based upon their respective fair values, with the excess allocated to goodwill.

On June 2, 2003, the company announced the acquisition of QSI Security, Inc., a specialized integrator and installer of security equipment to customers based in the Northeast region of the United States. This acquisition has been integrated into the company’s Diebold North America security solutions group. The acquisition has been accounted for as a purchase business combination and, accordingly, the purchase price has been allocated to identifiable tangible and intangible assets acquired and liabilities assumed, based upon their respective fair values, with the excess allocated to goodwill. Goodwill acquired in the transaction amounted to $844.

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

The DNA segment sells financial and retail systems and also services financial, retail and medical systems in the United States and Canada. The DI segment sells and services financial and retail systems over the remainder of the globe. The segment called Voting and Other includes the operating results of DESI as well as corporate administrative costs. Each of the sales channels buys the goods it sells from the company’s manufacturing plants through intercompany sales that are eliminated on consolidation, and intersegment revenues are not significant. Each year, intercompany pricing is agreed upon which drives sales channel operating profit contribution. As permitted under SFAS 131, certain information not routinely used in the management of these segments, information not allocated back to the segments or information that is impractical to report is not shown. Items not allocated are as follows: interest income, interest expense, equity in the net income of investees accounted for by the equity method, income tax expense or benefit, extraordinary items, significant noncash items and total assets.

	DNA	DI	Voting & Other	Total

Segment Information by Channel as of and for the quarter ended June 30, 2003

Customer Revenue	$297,346	$175,906	$7,618	$480,870
Operating profit/(loss)	50,322	16,782	(9,989)	57,115
Capital and rotable expenditures	5,483	9,168	12,297	26,948
Depreciation	4,146	5,779	3,190	13,115
Long-lived assets	217,351	138,337	166,404	522,092

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)

8.     SEGMENTS (Continued)

	DNA	DI	Voting & Other	Total

Segment Information by Channel as of and for the quarter ended June 30, 2002

Customer Revenue	$279,492	$170,167	$33,830	$483,489
Operating profit/(loss)	47,923	15,438	(3,596)	59,765
Capital and rotable expenditures	4,943	2,233	564	7,740
Depreciation	5,988	3,107	2,462	11,557
Long-lived assets	211,419	101,835	118,774	432,028

Segment Information by Channel as of and for the six months ended June 30, 2003

Customer Revenue	$559,161	$317,113	$14,750	$891,024
Operating profit/(loss)	85,706	29,072	(15,907)	98,871
Capital and rotable expenditures	11,588	19,007	20,467	51,062
Depreciation	7,499	10,103	7,850	25,452
Long-lived assets	217,351	138,337	166,404	522,092

Segment Information by Channel as of and for the six months ended June 30, 2002

Customer Revenue	$520,703	$315,047	$48,785	$884,535
Operating profit/(loss)	81,197	24,075	(5,313)	99,959
Capital and rotable expenditures	8,106	6,144	1,916	16,166
Depreciation	9,905	6,806	4,543	21,254
Long-lived assets	211,419	101,835	118,774	432,028

Geographic Revenue Summary

	For the quarter ended June 30:		For the six months ended June 30:

	2003	2002	2003	2002

The Americas:
Financial self-service solutions	$233,395	$255,948	$441,482	$476,972
Security solutions	122,506	100,113	229,311	186,885
Voting solutions	7,695	33,778	14,727	48,200

	363,596	389,839	685,520	712,057
Asia-Pacific:
Financial self-service solutions	34,540	27,140	66,021	50,874
Security solutions	508	805	684	1,053

	35,048	27,945	66,705	51,927
Europe, Middle East and Africa:
Financial self-service solutions	82,190	65,688	138,739	120,415
Security solutions	36	17	60	136

	82,226	65,705	138,799	120,551

Total revenue	$480,870	$483,489	$891,024	$884,535

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)

8.     SEGMENTS (Continued)

Revenue by Product/Service Solution

	For the quarter ended June 30:		For the six months ended June 30:

	2003	2002	2003	2002

Financial self-service:
Products	$165,924	$169,649	$291,952	$301,030
Services	184,201	179,127	354,290	347,231

Total financial self-service	350,125	348,776	646,242	648,261
Security:
Products	59,484	44,725	107,895	80,175
Services	63,566	56,210	122,160	107,899

Total security	123,050	100,935	230,055	188,074

Total financial self-service & security	473,175	449,711	876,297	836,335
Voting solutions	7,695	33,778	14,727	48,200

Total revenue	$480,870	$483,489	$891,024	$884,535

9.     GUARANTEES AND PRODUCT WARRANTIES

The company has applied the disclosure provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, to its agreements that contain guarantees or indemnification clauses. These disclosure requirements expand those required by FASB Statement No. 5, Accounting for Contingencies, by requiring a guarantor to disclose certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote. The following is a description of arrangements in effect as of June 30, 2003 in which the company is the guarantor.

In connection with the construction of three of its manufacturing facilities, the company guaranteed repayment of principal and interest on a total of $20,800 variable rate industrial development revenue bonds by obtaining letters of credit. The bonds were issued with a 20-year original term and are scheduled to mature in 2017. However, one of the manufacturing facilities was sold in 2002, which caused the company to repay $7,500 of bonds outstanding on April 1, 2003. Any default, as defined in the agreements, would obligate the company for the full amount of the outstanding bonds through maturity. At June 30, 2003, the carrying value of the liability was $13,300.

The company provides its global operations guarantees and standby letters of credit through various financial institutions to suppliers, regulatory agencies and insurance providers. If the company is not able to make payment, the suppliers, regulatory agencies and insurance providers may draw on the pertinent bank. As of June 30, 2003, the maximum future payment obligations relative to these various guarantees totaled $21,562, of which $12,990 represented standby letters of credit to insurance providers and no associated liability was recorded.

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

Balance at January 1, 2003	$11,035
Current period accruals	5,388
Accrual adjustments to reflect actual experience	—
Current period settlements	(6,149)

Balance at June 30, 2003	$10,274

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As of June 30, 2003
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

Total Assets

Total assets as of June 30, 2003 were $1,710,965, representing an increase of $85,884 or 5.3 percent from December 31, 2002.

Short-term Investments

Short-term investments increased by $10,262 or 129.8 percent due to the combination of purchases of investments and reclassifications of long-term investments that will mature within the next year.

Trade Receivables

Trade receivables less allowances increased by $19,256 or 4.8 percent primarily due to increased security solutions revenue and increased service contract billings that occurred at the end of the quarter.

Inventories

Inventories increased $33,233 or 14.0 percent, as the company prepared to fulfill a large voting order with the state of Maryland, as well as positioned itself for third quarter business.

Goodwill

Goodwill increased by $33,987 or 12.7 percent. The increase in goodwill was due principally to the foreign currency translation impact on goodwill recorded in foreign currencies.

Current Liabilities

Total current liabilities were $542,408, representing a decrease of $19,743 or 3.5 percent from December 31, 2002.

Notes Payable

Notes payable decreased by $91,287 or 40.3 percent due to the net repayment of lines of credit through the use of cash generated from operations.

At June 30, 2003, the company had U.S. dollar denominated outstanding bank credit lines approximating $25,094, euro denominated outstanding bank credit lines approximating 87,643 (translated at $100,209) and Australian dollar denominated outstanding bank credit lines approximating 14,500 (translated at $9,669). An additional $246,204 was available under committed credit line agreements and $50,000 was available under uncommitted lines of credit.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
As of June 30, 2003
(Unaudited)
(Dollars in thousands, except per share amounts)

Deferred Income

Deferred income is largely related to service contracts and is created when customer service billings are made in advance of the period in which the service will be performed. Deferred income is recognized to income on a straight-line basis over the contract period. The company typically bills customers either annually, semi-annually or quarterly, depending upon the terms of the contract. The majority of the billings occur on an annual basis with the next largest volume occurring on a semi-annual basis. As such, deferred income increased by $58,308 or 67.6 percent primarily due to the combination of semi-annual billings that occurred at the end of the second quarter and an increase in the customer service base.

Long-term Liabilities

Long-term liabilities increased by $11,171 or 9.1 percent due to the financing arrangement that was entered into during 2002 related to the purchase and implementation of the Oracle global information technology platform and an increase in minority interest.

Shareholders’ Equity

Shareholders’ equity was $1,035,279, representing an increase of $94,456 or 10.0 percent over December 31, 2002. Shareholders’ equity per common share at June 30, 2003 increased to $14.29 from $13.05 at December 31, 2002. The second quarter cash dividend of $0.17 per share was paid on June 6, 2003 to shareholders of record on May 17, 2003. On August 7, 2003, the third quarter cash dividend of $0.17 per share was declared payable on September 5, 2003 to shareholders on record as of August 15, 2003. Diebold, Incorporated shares are listed on the New York Stock Exchange under the symbol of DBD.

Management’s Analysis of Cash Flows

Operating Activities

During the six months ended June 30, 2003, the company generated $162,603 in cash from operating activities, compared with $17,293 for the comparable period in 2002. The increase in cash from operating activities was primarily the result of better management of working capital. Days sales outstanding improved by 9 days, moving from 83 days at June 30, 2002 to 74 days at June 30, 2003. Inventory turns improved to 5.1 turns at June 30, 2003 versus 4.9 turns at June 30, 2002.

The change in certain other assets and liabilities was primarily the result of the increase in deferred revenue and estimated income taxes payable, as well as a decrease in the retail ATM program cash in the six months ended June 30, 2003 versus the comparable period in 2002. The increase in deferred revenue was driven by a combination of semi-annual billings that occurred at the end of the second quarter and an increase in the customer service base. The increase in estimated income tax was driven by the timing of payments for the comparable periods. The decrease in the retail ATM program cash was primarily the result of the asset sale of 1,200 cash dispensers that the company owned and operated in September 2002.

Investing Activities

During the six months ended June 30, 2003, the company used $72,849 for investing activities, compared with $15,393 provided by investing activities for the comparable period in 2002. The change was due to a combination of an increase in capital and rotable spares expenditures, a change in certain other assets and an increase in net investment purchases. The increase in capital expenditures was primarily due to expenditures related to the implementation of an Oracle global information technology platform. The increase in rotable expenditures was primarily due to the company’s increasing

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
As of June 30, 2003
(Unaudited)
(Dollars in thousands, except per share amounts)

Investing Activities (Continued)

service market share internationally. The year over year change in certain other assets was primarily a result of securitization activity in 2002 which did not recur in 2003.

Financing Activities

During the six months ended June 30, 2003, net cash used by financing activities was $128,681 compared with $40,385 for the comparable period in 2002. The increase was primarily due to the increase in net repayments on short term borrowings. In addition, there was a decrease in securitization of finance receivables in 2003 compared to 2002. As the level of securitization activity decreases, the pool of securitized lease receivables decreases, which results in less proceeds and retained interest and a payment requirement on the 364-day facility agreement.

Results of Operations

Quarter Ended June 30, 2003 and 2002

Revenue

Net sales for the second quarter of 2003 totaled $480,870 and were $2,619 or 0.5 percent less than the comparable period in 2002. The decrease was a result of a $26,083 decline in voting solutions revenue, which was adversely affected by the delay of a single large order with the state of Maryland. The order was signed in July and will be recognized as revenue in the third quarter. Also, voting solutions revenue in the prior year included a large order with the state of Georgia. The voting solutions revenue decrease was nearly offset by increases in the security solutions revenue, particularly in the Americas, as well as an increase in financial self-service solutions revenue in Asia Pacific and Europe, Middle East, Africa regions. The increase in European, Middle Eastern and African region revenue was positively impacted by a strengthening of the euro. Total product revenue decreased by $15,874 or 6.4 percent primarily due to decreased voting solutions revenue. Service revenue increased $13,255 or 5.6 percent primarily due to an increase in the core service customer base.

Gross Margin

The total gross margin was 29.6 percent, down from 30.5 percent in the second quarter 2002. Product gross margin increased slightly to 33.1 percent from 33.0 percent in the second quarter 2002. Service gross margin decreased to 26.4 percent from 27.8 percent in the second quarter 2002 largely due to higher service gross margins in the prior year quarter, primarily in Europe.

Operating Expenses

Total operating expenses were 17.8 percent, down from 18.1 percent from the second quarter 2002 as a result of tighter cost controls. This decrease was partially offset by an increase in pension expense due to changes in the pension assumptions and market downturn.

Other Income (Expense)

Other income (expense) in the second quarter 2003 included miscellaneous, net income of $4,505, compared to $933 in the comparable period in 2002. The increase was primarily attributed to a gain of $3,314 in the second quarter 2003 from the early buy-out of leased ATM equipment by a major customer. Interest expense at the end of the current quarter was

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
As of June 30, 2003
(Unaudited)
(Dollars in thousands, except per share amounts)

$1,839, a reduction of $1,376 or 42.8 percent from the comparable period in 2002. This decrease was due primarily to lower debt levels resulting from the net repayment of borrowings in 2003 and reduced interest rates.

Net Income

Net income was 8.6 percent of revenue compared to 8.2 percent in the second quarter 2003. The improvement in net income was a result of lower operating expenses and the positive impact in other income (expense), net.

Six Months Ended June 30, 2003 and 2002

Revenue

Net sales for the six months ended June 30, 2003 totaled $891,024 and were $6,489 or 0.7 percent higher than the comparable period in 2002. The increase in net sales occurred primarily in the security solutions market in the Americas, which increased $42,456 or 22.7 percent, as well as increases in the financial self-service solutions markets within Asia Pacific and Europe, Middle East and Africa. These increases were partially offset by a $33,473 or 69.4 percent decline in voting solutions net sales. Total product revenue decreased by $17,811 or 4.2 percent primarily due to the decreases in voting business and financial self-service revenue, which were partially offset by higher security product revenue. Service revenue increased $24,300 or 5.3 percent primarily due to an increase in the core service customer base.

Gross Margin

The total gross margin for the six months ended June 30, 2003 was 29.9 percent, versus 30.0 percent in the comparable period in 2002. Product gross margin increased to 34.0 percent from 33.2 percent in the second half of 2002 driven by improved margins in financial self service solutions and a lower mix of voting business. Service gross margin decreased slightly to 26.4 percent from 26.9 percent for the comparable period in 2002.

Operating Expenses

Total operating expenses increased slightly to 18.8 percent for the six months ended June 30, 2003 compared with 18.7 percent for the comparable period in 2002. The increase in operating expenses was primarily the result of the change in pension expense. Lower pension assumptions and the market downturn resulted in a net pension expense in 2003 compared to pension income in 2002.

Other Income (Expense)

Included in other income (expense) for the six months ended June 30, 2003 was miscellaneous, net income of $2,834, compared to $1,643 for the comparable period in 2002. The increase is primarily attributed to a gain of $3,314 in the second quarter 2003 from the early buy-out of leased ATM equipment by a major customer. Miscellaneous, net income of $1,643 included first half of 2002 gains of $2,284 on the securitization of certain finance receivables, which did not repeat in 2003. Interest expense for the six months ended June 30, 2003 decreased by $1,279 or 21.5 percent due to lower debt levels and lower interest rates.

Net Income

Net income was 7.5 percent of revenue for the six months ended June 30, 2003 compared to 3.7 percent for the comparable period in 2002. The 2002 net income included a charge of $33,147, net of tax, related to a change in accounting principle resulting from the adoption of SFAS No. 142, Goodwill and Other Intangible Assets. Net income

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
As of June 30, 2003
(Unaudited)
(Dollars in thousands, except per share amounts)

before the cumulative effect of a change in accounting principle for the six months ended June 30, 2002 was 7.5 percent of revenue.

Segment Information

Second Quarter Results

Diebold North America (“DNA”) customer revenue of $297,346 for the second quarter ended June 30, 2003 increased by $17,854, or 6.4 percent from the same period in 2002. The higher revenue levels were due to an increase in the security solutions and service markets. DNA operating profits for the same period were $50,322, which represented an increase of $2,399 or 5.0 percent over the second quarter of 2002.

Diebold International (“DI”) customer revenue was $175,906 for the second quarter of 2003, which represented an increase of $5,739 or 3.4 percent from the same period in 2002. The increase was the result of higher revenue in the Asia Pacific and Europe, Middle East and Africa markets, and was partially offset by lower revenues in Latin America. The results in the Middle East and Africa were favorably impacted by a strengthening euro, while the results in Latin America were adversely impacted from a weakening Brazilian real. DI operating profit for the period was $16,782, an increase of $1,344 or 8.7 percent from the same period in 2002 due to geographic and product mix changes.

Voting and other revenue was $7,618 for the second quarter of 2003, which represented a decrease of $26,212 or 77.5 percent from the same period in 2002. This decrease was due primarily to the delay of a large voting contract, which closed in the third quarter 2003.

Six-Month Period

Diebold North America (“DNA”) customer revenue of $559,161 for the six months ended June 30, 2003 increased by $38,458, or 7.4 percent from the same period in 2002. The higher revenue levels were due to an increase in the security solutions and service revenues. DNA operating profits for the same period were $85,706, which represented an increase of $4,509 or 5.6 percent from the same period in 2002.

Diebold International (“DI”) customer revenue was $317,113 for the six months ended June 30, 2003, which represented an increase of $2,066 or 0.7 percent from the same period in 2002. The increase was the result of higher revenue in the Asia Pacific and Europe, Middle East and Africa markets, and was partially offset by lower revenues in Latin America. The results in the Middle East and Africa were favorably impacted by a strengthening euro, while the results in Latin America were adversely impacted from a weakening Brazilian real. DI operating profit for the period was $29,072, an increase of $4,997 or 20.8 percent from the same period in 2002 due to geographic and product mix changes.

Voting and other revenue was $14,750 for the six months ended June 30, 2003, which represented a decrease of $34,035, or 69.8 percent. This decrease was due primarily to a decrease in the voting solutions market as a result of timing of product shipments.

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
As of June 30, 2003
(Unaudited)
(Dollars in thousands, except per share amounts)

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

The company tests all existing goodwill for impairment on a “reporting unit” basis annually in the fourth quarter. The reporting units were determined on a geographical basis that combines two or more component-level reporting units with similar economic characteristics within a single reporting unit.

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
As of June 30, 2003
(Unaudited)
(Dollars in thousands, except per share amounts)

Pensions and Postretirement Benefits (Continued)

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

Taking these factors into consideration, expectations for the third quarter and the year 2003 include:

•	Third quarter revenue is expected to grow 2-5 percent vs. prior year.

•	Depreciation and amortization will be approximately $16 million for the third quarter.

•	Pension expense of approximately $.01 per share in the third quarter of 2003 compared to pension income of $.01 per share in the third quarter of 2002.

•	Third quarter EPS to be in the range of $0.62 to $0.67.

•	Full year revenue growth of 5-8 percent.

—	Financial self-service revenue growth of 1-4 percent.

—	Security revenue growth of approximately 15-20 percent.

—	Voting business growth of approximately 15-25 percent.

•	A full year effective tax rate of approximately 32.0 percent.

•	Full year earnings per share guidance of $2.35 to $2.45.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
As of June 30, 2003
(Unaudited)

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

The company is exposed to foreign currency exchange rate risk inherent in our international operations denominated in currencies other than the U.S. dollar. A hypothetical 10 percent unfavorable movement in the applicable foreign exchange rates would have resulted in a decrease in 2003 year-to-date operating profit of approximately $1.6 million. The sensitivity model assumes an instantaneous, parallel shift in the foreign currency exchange rates. Exchange rates rarely move in the same direction. The assumption that exchange rates change in an instantaneous or parallel fashion may overstate the impact of changing exchange rates on amounts denominated in a foreign currency.

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

The company evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Exchange Act and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including the company’s principal executive officer and principal financial officer for the quarter ended June 30, 2003. The principal executive officer and principal financial officer have concluded, based on their review, that the company’s disclosure controls and procedures, as defined at Exchange Act Rules 13a-15(e) and 15d-15(e), are effective to ensure that information required to be disclosed by the company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. No significant changes were made to the company’s internal controls over financial reporting or other factors that could significantly affect these controls.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

     At June 30, 2003, the company was a party to several lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the company’s financial position or results of operations. In management’s opinion, the condensed consolidated financial statements would not be materially affected by the outcome of any present legal proceedings, commitments, or asserted claims.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)		Exhibits
3.1	(i)	Amended and Restated Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.1(i) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994. (Commission File No. 1-4879)

3.1	(ii)	Code of Regulations — incorporated by reference to Exhibit 4(c) to Registrant’s Post-Effective Amendment No. 1 to Form S-8 Registration Statement No. 33-32960.

3.2		Certificate of Amendment by Shareholders to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.2 to Registrant’s Form 10-Q for the quarter ended March 31, 1996. (Commission File No. 1-4879)

3.3		Certificate of Amendment to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.3 to Registrant’s Form 10-K for the year ended December 31, 1998. (Commission File No. 1-4879)

4.		Rights Agreement dated as of February 11, 1999 between Diebold, Incorporated and The Bank of New York — incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form 8-A dated February 11, 1999.

*10.1		Form of Employment Agreement as amended and restated as of September 13, 1990 — incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990. (Commission File No. 1-4879)

*10.2		Schedule of Certain Officers who are Parties to Employment Agreements in the form of Exhibit 10.1 — incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-K for the year ended December 31, 2000. (Commission File No. 1-4879)

*10.5	(i)	Supplemental Employee Retirement Plan I as amended and restated July 1, 2002 — incorporated by reference to Exhibit 10.5 (i) of Registrant’s Form 10-Q for the quarter ended September 30, 2002. (Commission File No. 1-4879).

*10.5	(ii)	Supplemental Employee Retirement Plan II as amended and restated July 1, 2002 — incorporated by reference to Exhibit 10.5 (ii) of Registrant’s Form 10-Q for the quarter ended September 30, 2002. (Commission File No. 1-4879).

*10.7	(i)	1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992. (Commission File No. 1-4879).

	*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 6 (c) of this report.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)		Exhibits (Continued)

*10.7	(ii)	Amendment No. 1 to the Amended and Restated 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated ˜ incorporated by reference to Exhibit 10.7 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998. (Commission File No. 1-4879).

*10.7	(iii)	Amendment No. 2 to the Amended and Restated 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 2003. (Commission File No. 1-4879).

*10.8		1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 — incorporated by reference to Exhibit 4 (a) to Form S-8 Registration Statement No. 333-60578.

*10.9		Long-Term Executive Incentive Plan — incorporated by reference to Exhibit 10.9 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993. (Commission File No. 1-4879)

*10.10	(i)	1992 Deferred Incentive Compensation Plan (as amended and restated ) — incorporated by reference to Exhibit 10.10 (i) of Registrant’s Form 10-Q for the quarter ended September 30, 2002. (Commission File No. 1-4879)

*10.11		Annual Incentive Plan — incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000. (Commission File No. 1-4879)

*10.13	(i)	Forms of Deferred Compensation Agreement and Amendment No. 1 to Deferred Compensation Agreement — incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996. (Commission File No. 1-4879)

*10.13	(ii)	Section 162(m) Deferred Compensation Agreement (as amended and restated January 29, 1998) — incorporated by reference to Exhibit 10.13 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998. (Commission File No. 1-4879)

*10.14		Deferral of Stock Option Gains Plan — incorporated by reference to Exhibit 10.14 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998. (Commission File No. 1-4879)

*10.15		Employment Agreement with Walden W. O’Dell — incorporated by reference to Exhibit 10.15 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999. (Commission File No. 1-4879)

*10.16		Separation Agreement with Gerald F. Morris — incorporated by reference to Exhibit 10.16 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999. (Commission File No. 1-4879)

10.17		Amended and Restated Loan Agreement dated as of April 30, 2003 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, N.A.

	*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 6 (c) of this report.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)		Exhibits (Continued)

*10.18	(i)	Retirement and Consulting Agreement with Robert W. Mahoney — incorporated by reference to Exhibit 10.18 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

*10.18	(ii)	Extension of Retirement and Consulting Agreement with Robert W. Mahoney — incorporated by reference to Exhibit 10.18 (ii) of Registrant’s Form 10-Q for the quarter ended September 30, 2002. (Commission File No. 1-4879)

*10.18	(iii)	Extension of Retirement and Consulting Agreement with Robert W. Mahoney.

*10.19		Employment Agreement with Wesley B. Vance — incorporated by reference to Exhibit 10.19 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000. (Commission File No. 1-4879)

10.20	(i)	Transfer and Administration Agreement by and among DCC Funding LLC, Diebold Credit Corporation, Diebold, Incorporated, Receivables Capital Corporation and Bank of America, National Association — incorporated by reference to Exhibit 10.20 (i) on Registrant’s Form 10-Q for the quarter ended March 31, 2001. (Commission File No. 1-4879)

10.20	(ii)	Amendment No. 1 to the Transfer and Administration Agreement by and among DCC Funding LLC, Diebold Credit Corporation, Diebold, Incorporated, Receivables Capital Corporation and Bank of America, National Association — incorporated by reference to Exhibit 10.20 (ii) on Registrant’s Form 10-Q for the quarter ended March 31, 2001. (Commission File No. 1-4879)

	*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 6 (c) of this report.

(b)		Reports on Form 8-K

Registrant filed a report on Form 8-K on April 22, 2003, containing its earnings release dated April 22, 2003.

Registrant filed a report on Form 8-K on April 28, 2003, regarding the death on April 26 of its chief operating officer, Wesley B. Vance, in a private plane crash.

(c)		Refer to page 25 of this Form 10-Q for an index of exhibits to this Form 10-Q.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIEBOLD, INCORPORATED

(Registrant)

Date:	August 8, 2003	By:	/s/ Walden W. O’Dell

Walden W. O’Dell Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date:	August 8, 2003	By:	/s/ Gregory T. Geswein

Gregory T. Geswein Senior Vice President and Chief Financial Officer (Principal Financial Officer)

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

INDEX TO EXHIBITS

EXHIBIT NO.			PAGE NO.

10.17		Amended and Restated Loan Agreement dated as of April 30, 2003 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, N.A.	26

10.18	(iii)	Extension of Retirement and Consulting Agreement with Robert W. Mahoney.	27

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	28

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	29

32.1		Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	30

32.2		Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	31