Form 10-Q
period 2003-09-30
DIEBOLD INC
filed 2003-11-07
CIK 28823

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes	✓	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934).

Yes	✓	No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Shares, as of the latest practicable date.

Class	Outstanding at November 3, 2003

Common Shares $1.25 Par Value	72,623,386 Shares

DIEBOLD, INCORPORATED AND SUBSIDIARIES

FORM 10-Q

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
PART I – FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	(Unaudited)	December 31,
	September 30, 2003	2002

ASSETS
Current assets
Cash and cash equivalents	$104,731	$155,446
Short-term investments	19,913	7,909
Trade receivables less allowances of $8,299 and $7,950, respectively	509,158	403,498
Inventories	268,331	236,614
Prepaid expenses	20,277	16,351
Other current assets	85,691	105,070

Total current assets	1,008,101	924,888
Securities and other investments	69,381	66,151
Property, plant and equipment, at cost	532,227	462,133
Less accumulated depreciation and amortization	281,824	242,500

	250,403	219,633
Goodwill	314,419	268,606
Other assets	156,509	145,803

	$1,798,813	$1,625,081

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$186,712	$226,259
Accounts payable	107,883	90,713
Deferred income	123,978	86,281
Other current liabilities	171,028	158,898

Total current liabilities	589,601	562,151
Long-term liabilities	112,095	107,784
Minority interest	18,806	14,323
Shareholders’ equity
Preferred shares, no par value, authorized 1,000,000 shares, none issued	—	—
Common shares, par value $1.25, authorized 125,000,000 shares; issued 73,671,696 and 72,989,492 shares, respectively outstanding 72,601,595 and 72,111,368 shares, respectively	92,090	91,237
Additional capital	151,218	130,995
Retained earnings	935,445	856,808
Treasury shares, at cost (1,070,101 and 878,124 shares, respectively)	(38,387)	(30,191)
Accumulated other comprehensive loss	(59,169)	(102,413)
Other	(2,886)	(5,613)

Total shareholders’ equity	1,078,311	940,823

	$1,798,813	$1,625,081

See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES

FORM 10-Q

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net sales
Products	$310,149	$288,421	$720,469	$716,552
Services	260,090	241,378	740,794	697,782

	570,239	529,799	1,461,263	1,414,334
Cost of sales
Products	210,147	201,642	480,803	487,450
Services	192,233	172,293	545,928	505,731

	402,380	373,935	1,026,731	993,181
Gross profit	167,859	155,864	434,532	421,153
Selling and administrative expense	80,081	73,779	218,681	209,997
Research, development and engineering expense	15,087	15,026	44,289	44,138

	95,168	88,805	262,970	254,135
Operating profit	72,691	67,059	171,562	167,018
Other income (expense)
Investment income	2,670	1,970	7,567	6,084
Interest expense	(2,043)	(3,038)	(6,702)	(8,976)
Miscellaneous, net	(277)	(85)	2,557	1,558
Minority interest	(2,028)	(1,082)	(5,082)	(3,374)

Income before taxes	71,013	64,824	169,902	162,310
Taxes on income	22,724	20,744	54,369	51,940

Net income before cumulative effect of a change in accounting principle, net of tax	48,289	44,080	115,533	110,370
Cumulative effect of a change in accounting principle $38,859, net of tax of $5,712	—	—	—	33,147

Net income	$48,289	$44,080	$115,533	$77,223

Basic weighted-average shares outstanding	72,533	72,049	72,343	71,951
Diluted weighted-average shares outstanding	73,097	72,308	72,766	72,272

Basic earnings per share:
Income before cumulative effect of a change in accounting principle, net of tax	$0.67	$0.61	$1.60	$1.53
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(0.46)

Net income	$0.67	$0.61	$1.60	$1.07

Diluted earnings per share:
Income before cumulative effect of a change in accounting principle, net of tax	$0.66	$0.61	$1.59	$1.53
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(0.46)

Net income	$0.66	$0.61	$1.59	$1.07

Cash dividends paid per common share	$0.170	$0.165	$0.510	$0.495

See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,

	2003	2002

Cash flow from operating activities:
Net income	$115,533	$77,223
Adjustments to reconcile net income to cash provided by operating activities:
Minority share of income	5,082	3,374
Depreciation and amortization	48,259	46,346
Deferred income taxes	412	(6,958)
Loss on sale of assets, net	1,071	1,221
Cumulative effect of accounting change	—	38,859
Cash provided (used) by changes in certain assets and liabilities:
Trade receivables	(88,111)	(75,841)
Inventories	(21,580)	(17,422)
Prepaid expenses	(3,169)	(35,049)
Other current assets	23,210	20,907
Accounts payable	11,419	(23,045)
Certain other assets and liabilities	45,486	(466)

Net cash provided by operating activities	137,612	29,149
Cash flow from investing activities:
Payments for acquisitions, net of cash acquired	(10,611)	(3,682)
Proceeds from maturities of investments	36,955	56,171
Proceeds from sales of investments	8,530	2,909
Payments for purchases of investments	(55,487)	(18,874)
Capital expenditures	(40,015)	(20,095)
Rotable spares expenditures	(21,676)	(11,237)
(Increase) decrease in certain other assets	(10,895)	16,189

Net cash (used) provided by investing activities	(93,199)	21,381
Cash flow from financing activities:
Dividends paid	(36,896)	(35,648)
Notes payable borrowings	331,737	507,262
Notes payable repayments	(382,567)	(516,166)
Net payments from securitization	(19,759)	(1,292)
Distribution of affiliate’s earnings to minority interest holder	(359)	(185)
Issuance of common shares	16,236	6,656
Repurchase of common shares	(8,196)	(1,222)

Net cash used by financing activities	(99,804)	(40,595)
Effect of exchange rate changes on cash	4,676	1,660

(Decrease) increase in cash and cash equivalents	(50,715)	11,595
Cash and cash equivalents at the beginning of the period	155,446	73,768

Cash and cash equivalents at the end of the period	$104,731	$85,363

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

In addition, some of the company’s statements in this Form 10-Q report may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. A discussion of these risks and uncertainties is contained in the management’s discussion and analysis of financial condition and results of operations in this Form 10-Q. The results of operations for the nine-month period ended September 30, 2003 are not necessarily indicative of results to be expected for the full year.

The company has reclassified the presentation of certain prior-year information to conform to the current-year presentation.

2.     STOCK OPTION PLANS

Under the 1991 Equity and Performance Incentive Plan, as amended and restated (1991 Plan), the company has granted stock options which are outstanding as of September 30, 2003. The company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for stock options granted under the 1991 Plan. No stock-based compensation cost is reflected in net income, as all options granted under the 1991 Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The fair value of each option grant was estimated on the date of grant using the Black Scholes option pricing model with the following assumptions for 2003 and 2002, respectively: risk-free interest rate of 2.8 and 4.2 percent; dividend yield of 1.8 and 1.9 percent; volatility of 41 and 42 percent; and average expected lives of six years for options granted to management and four years for options granted to executive management and nonemployee directors.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income, as reported	$48,289	$44,080	$115,533	$77,223
Deduct: Total stock-based employee compensation expense determined under fair value method, net of tax	(1,003)	(835)	(3,021)	(2,363)

Net income, pro forma	$47,286	$43,245	$112,512	$74,860

Earnings per share:
Basic – as reported	$0.67	$0.61	$1.60	$1.07
Basic – pro forma	$0.65	$0.60	$1.56	$1.04
Diluted – as reported	$0.66	$0.61	$1.59	$1.07
Diluted – pro forma	$0.65	$0.60	$1.55	$1.04

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Numerator:
Income used in basic and diluted earnings per share	$48,289	$44,080	$115,533	$77,223
Denominator:
Basic weighted-average shares	72,533	72,049	72,343	71,951
Effect of dilutive fixed stock options	564	259	423	321

Diluted weighted-average shares	73,097	72,308	72,766	72,272

Basic earnings per share:
Income before cumulative effect of a change in accounting principle	$0.67	$0.61	$1.60	$1.53
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(0.46)

Net income	$0.67	$0.61	$1.60	$1.07

Diluted earnings per share:
Income before cumulative effect of a change in accounting principle	$0.66	$0.61	$1.59	$1.53
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(0.46)

Net income	$0.66	$0.61	$1.59	$1.07

Anti-dilutive shares not used in calculating diluted weighted-average shares	194	1,173	195	541

4.     INVENTORIES

Domestic inventories are valued at the lower of cost or market applied on a first-in, first-out basis, and foreign inventories are valued using the average cost method. As the company launches new products and rationalizes its product offerings, inventory related to discontinued product is written down to salvage value.

Major classes of inventories are summarized as follows:

	September 30, 2003	December 31, 2002

Finished goods and service parts	$55,299	$59,781
Work in process	179,808	143,754
Raw materials	33,224	33,079

Total inventory	$268,331	$236,614

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

Components of other accumulated comprehensive loss consist of the following:

	September 30,	December 31,
	2003	2002

Translation adjustment	$(51,683)	$(94,104)
Pensions, less accumulated taxes of $(2,829) for 2003 and 2002	(6,635)	(6,635)
Unrealized losses on investment securities, less accumulated taxes of $974 for 2003 and $531 in 2002	(851)	(1,674)

	$(59,169)	$(102,413)

Components of comprehensive income consist of the following for the nine months ended September 30:

	2003	2002

Net income	$115,533	$77,223
Other comprehensive income:
Translation adjustment	42,421	(63,908)
Unrealized gain on investment securities, less accumulated taxes of $443 for 2003 and $76 in 2002	823	141

Comprehensive income	$158,777	$13,456

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

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies accounting for derivative instruments and hedging activities under SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 provides guidance relating to decisions made (a) as part of the Derivatives Implementation Group process, (b) in connection with other FASB projects dealing with financial instruments and (c) regarding implementation issues raised in the application of the definition of a derivative and the characteristics of a derivative that contains financing components. SFAS No. 149 is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. The application of this Statement does not have an impact on the company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments and Characteristics of both Liabilities and Equity which requires freestanding financial instruments such as mandatorily redeemable shares, forward purchase contracts, written put options to be reported as liabilities by their issuers as well as related new disclosure requirements. The provisions of SFAS No. 150 are effective for instruments entered into or modified after May 31, 2003 and pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003. The application of this Statement does not have an impact on the company’s consolidated financial statements.

In November 2002, the EITF issued a final consensus on EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, which addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. EITF Issue No. 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. Companies may also elect to apply the provisions of EITF Issue No. 00-21 to existing arrangements and record the income statement impact as the cumulative effect of a change in accounting principle. The company has adopted EITF Issue No. 00-21 prospectively for contracts beginning after June 30, 2003.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)

7.     ACQUISITIONS

All of the acquisitions are accounted for as purchase business combinations and, accordingly, the purchase price has been allocated to identifiable tangible and intangible assets acquired and liabilities assumed for each acquisition, based upon their respective fair values, with the excess allocated to goodwill.

On January 23, 2003, the company announced the acquisition of Data Information Management Systems, Inc. (DIMS), one of the largest voter registration systems companies in the United States. DIMS was purchased for $5,840 in company stock. DIMS was integrated within Diebold Election Systems, Inc. (DESI). Estimated goodwill and other intangibles acquired in the transaction amounted to $5,121.

On May 7, 2003, the company announced the acquisition of the remaining 50 percent equity of Diebold HMA Private Ltd., held by HMA Data Systems Private Ltd., headquartered in Chennai, India. After the acquisition, this joint-venture sales and service organization became a wholly-owned subsidiary of the company and the headquarters was moved to Mumbai, India. The remaining equity was purchased for $5,000. Estimated goodwill and other intangibles acquired in the transaction amounted to $10,448.

On June 2, 2003, the company announced the acquisition of QSI Security, Inc., a specialized integrator and installer of security equipment to customers based in the Northeast region of the United States. This acquisition has been integrated into the company’s Diebold North America security solutions group. Goodwill acquired in the transaction amounted to $844.

On September 11, 2003, the company announced the acquisition of Vangren Technology. Based in Melbourne, Australia, Vangren specializes in the sales, service and installation of electronic security solutions throughout Australia and New Zealand. Upon acquisition, Vangren became a wholly-owned subsidiary of Diebold Australia, Pty. Ltd. The company is currently in the process of valuing goodwill and other intangible assets acquired in the transaction.

In September 2003, the company acquired Cardinal Brothers Manufacturing & Operations, Pty. Ltd. Based in Victoria, Australia, Cardinal had been the company’s business partner since 1999, in manufacturing the rising screen technology for financial institutions and government authorities. Upon acquisition, Cardinal became a wholly-owned subsidiary of Diebold Australia Pty Ltd. The company is currently in the process of valuing goodwill and other intangible assets acquired in the transaction.

8.     SEGMENTS

The company has defined its segments as its three main sales channels: Diebold North America (DNA), Diebold International (DI) and Election Systems and Other (ES & Other). These sales channels are evaluated based on revenue from customers and operating profit contribution to the total corporation. A reconciliation between segment information and the condensed consolidated financial statements is disclosed. Revenue by geography and revenue by product and service solutions are also disclosed. All income and expense items below operating profit are not allocated to the segments and are not disclosed.

The DNA segment sells financial and retail systems and also services financial, retail and medical systems in the United States and Canada. The DI segment sells and services financial and retail systems over the remainder of the globe. The segment called ES & Other includes the operating results of DESI as well as corporate administrative costs. Each of the sales channels buys the goods it sells from the company’s manufacturing plants through intercompany sales that are eliminated in consolidation, and intersegment revenue is not significant. Each year, intercompany pricing is agreed upon which drives sales channel operating profit contribution. As permitted under SFAS 131, certain information not routinely used in the management of these segments, information not allocated back to the segments or information that is impractical to report is not shown. Items not allocated are as follows: interest income, interest expense, equity in the net income of investees accounted for by the equity method, income tax expense or benefit, extraordinary items, significant noncash items and other noncurrent assets.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)

8.     SEGMENTS (Continued)

	DNA	DI	ES & Other	Total

Segment Information by Channel as of and for the quarter ended September 30, 2003
Customer Revenue	$332,720	$189,275	$48,244	$570,239
Operating profit/(loss)	56,715	18,698	(2,722)	72,691
Capital and rotable expenditures	478	5,739	4,412	10,629
Depreciation	4,801	5,008	2,456	12,265

Segment Information by Channel as of and for the quarter ended September 30, 2002
Customer Revenue	$291,781	$183,250	$54,768	$529,799
Operating profit/(loss)	52,904	18,260	(4,105)	67,059
Capital and rotable expenditures	10,131	4,798	237	15,166
Depreciation	4,374	2,926	1,341	8,641

Segment Information by Channel as of and for the nine months ended September 30, 2003
Customer Revenue	$891,881	$506,388	$62,994	$1,461,263
Operating profit/(loss)	142,421	47,770	(18,629)	171,562
Capital and rotable expenditures	11,443	24,746	25,502	61,691
Depreciation	12,300	15,111	10,306	37,717
Long-lived assets	218,935	144,116	169,176	532,227

Segment Information by Channel as of and for the nine months ended September 30, 2002
Customer Revenue	$812,484	$498,297	$103,553	$1,414,334
Operating profit/(loss)	134,101	42,335	(9,418)	167,018
Capital and rotable expenditures	18,237	10,942	2,153	31,332
Depreciation	14,279	9,732	5,884	29,895
Long-lived assets	219,415	101,788	141,663	462,866

Geographic Revenue Summary

	For the quarter ended September 30:		For the nine months ended September 30:

	2003	2002	2003	2002

The Americas:
Financial self-service solutions	$258,674	$244,221	$700,156	$721,193
Security solutions	136,501	117,517	365,812	304,402
Election systems	47,870	55,200	62,597	103,400

	443,045	416,938	1,128,565	1,128,995
Asia-Pacific:
Financial self-service solutions	44,445	36,013	110,466	86,887
Security solutions	683	1,215	1,367	2,268

	45,128	37,228	111,833	89,155
Europe, Middle East and Africa:
Financial self-service solutions	82,057	75,508	220,796	195,923
Security solutions	9	125	69	261

	82,066	75,633	220,865	196,184

Total revenue	$570,239	$529,799	$1,461,263	$1,414,334

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)

8.     SEGMENTS (Continued)

Revenue by Product/Service Solution

	For the quarter ended September 30:		For the nine months ended September 30:

	2003	2002	2003	2002

Financial self-service:
Products	$195,108	$177,868	$487,060	$478,898
Services	190,068	177,874	544,358	525,105

Total financial self-service	385,176	355,742	1,031,418	1,004,003
Security:
Products	70,800	57,017	178,695	137,192
Services	66,393	61,840	188,553	169,739

Total security	137,193	118,857	367,248	306,931

Total financial self-service & security	522,369	474,599	1,398,666	1,310,934
Election systems	47,870	55,200	62,597	103,400

Total revenue	$570,239	$529,799	$1,461,263	$1,414,334

9.     GUARANTEES AND PRODUCT WARRANTIES

The company has applied the disclosure provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, to its agreements that contain guarantees or indemnification clauses. These disclosure requirements expand those required by FASB Statement No. 5, Accounting for Contingencies, by requiring a guarantor to disclose certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote. The following is a description of arrangements in effect as of September 30, 2003 in which the company is the guarantor.

In connection with the construction of three of its manufacturing facilities, the company guaranteed repayment of principal and interest on a total of $20,800 variable rate industrial development revenue bonds by obtaining letters of credit. The bonds were issued with a 20-year original term and are scheduled to mature in 2017. However, one of the manufacturing facilities was sold in 2002, which caused the company to repay $7,500 of bonds outstanding on April 1, 2003. Any default, as defined in the agreements, would obligate the company for the full amount of the outstanding bonds through maturity. At September 30, 2003, the carrying value of the liability was $13,300.

The company provides its global operations guarantees and standby letters of credit through various financial institutions to suppliers, regulatory agencies and insurance providers. If the company is not able to make payment, the suppliers, regulatory agencies and insurance providers may draw on the pertinent bank. As of September 30, 2003, the maximum future payment obligations relative to these various guarantees totaled $21,511, of which $12,990 represented standby letters of credit to insurance providers, and no associated liability was recorded.

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

Balance at January 1, 2003	$11,035
Current period accruals	11,943
Accrual adjustments to reflect actual experience	—
Current period settlements	(10,704)

Balance at September 30, 2003	$12,274

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As of September 30, 2003 (Unaudited) (Dollars in thousands, except per share amounts)

Material Changes in Financial Condition

The company’s financial position provides it with sufficient resources to meet projected future capital expenditures, dividends, and working capital requirements. However, if the need were to arise, the company’s strong financial position should ensure the availability of adequate additional financial resources.

Total Assets

Total assets as of September 30, 2003 were $1,798,813, representing an increase of $173,732 or 10.7 percent from December 31, 2002.

Short-term Investments

Short-term investments increased by $12,004 or 151.8 percent due to the combination of purchases of investments and reclassifications of long-term investments that will mature within the next year.

Trade Receivables

Trade receivables less allowances increased by $105,660 or 26.2 percent primarily due to a combination of increased product and service solutions revenue, recognition of a large election systems contract within the third quarter, and the year-over-year strengthening of the euro, Brazilian real and other currencies.

Inventories

Inventories increased $31,717 or 13.4 percent, as the company positioned for significant anticipated fourth quarter net sales growth.

Other Current Assets

Other current assets decreased by $19,379 or 18.4 percent. The decrease was primarily due to a net decrease in the value added tax due to timing of payments.

Goodwill

Goodwill increased by $45,813 or 17.1 percent. The increase in goodwill was principally due to the foreign currency translation impact on goodwill recorded in foreign currencies and new acquisitions in 2003.

Current Liabilities

Total current liabilities were $589,601, representing an increase of $27,450 or 4.9 percent from December 31, 2002.

Notes Payable

Notes payable decreased by $39,547 or 17.5 percent due to the net repayment of lines of credit through the use of cash generated from operations.

At September 30, 2003, the company had U.S. dollar denominated outstanding bank credit lines approximating $83,541, euro denominated outstanding bank credit lines approximating 83,728 (translated at $97,076) and Australian dollar denominated outstanding bank credit lines approximating 9,000 (translated at $6,095). An additional $199,149 was available under committed credit line agreements and $19,000 was available under uncommitted lines of credit.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
As of September 30, 2003
(Unaudited)
(Dollars in thousands, except per share amounts)

Deferred Income

Deferred income is largely related to service contracts and is the result of customer service billings collected in advance of the period in which the service will be performed. Deferred income is recognized to income on a straight-line basis over the contract period. The company typically bills customers either annually, semi-annually or quarterly, depending upon the terms of the contract. The majority of the billings occur on an annual basis with the next largest volume occurring on a semi-annual basis. Deferred income increased by $37,697 or 43.7 percent primarily due to the timing of billings and an increase in the customer service base.

Long-term Liabilities

Long-term liabilities increased by $4,311 or 4.0 percent due to the financing arrangement related to the purchase and implementation of the Oracle global information technology platform. This increase was partially offset by a decrease in the pension liability due to the company’s voluntary contributions to the pension plan.

Shareholders’ Equity

Shareholders’ equity was $1,078,311, representing an increase of $137,488 or 14.6 percent over December 31, 2002. Shareholders’ equity per common share at September 30, 2003 increased to $14.85 from $13.05 at December 31, 2002. The third quarter cash dividend of $0.17 per share was paid on September 5, 2003 to shareholders of record on August 15, 2003. On October 9, 2003, the fourth quarter cash dividend of $0.17 per share was declared payable on December 5, 2003 to shareholders on record as of November 14, 2003. Diebold, Incorporated shares are listed on the New York Stock Exchange under the symbol of DBD.

Management’s Analysis of Cash Flows

Operating Activities

During the nine months ended September 30, 2003, the company generated $137,612 in cash from operating activities, compared with $29,149 for the comparable period in 2002. The increase in cash from operating activities was primarily the result of an improved working capital position.

The change in prepaid expenses was primarily caused by the $35,049 increase in the nine-month period ended September 30, 2002. This change was the result of a $31,012 payment made to the IRS related to a then disputed claim regarding the deductibility of the interest on corporate owned life insurance. The change in certain other assets and liabilities was primarily the result of an increase in estimated taxes payable as well as an increase in deferred revenue. The increase in estimated taxes payable was driven by higher income and the timing of payments for the comparable periods. The increase in deferred revenue was driven primarily by an increase in the customer service base.

Investing Activities

During the nine months ended September 30, 2003, the company used $93,199 for investing activities, compared with $21,381 provided by investing activities for the comparable period in 2002. The change was due to a combination of an increase in capital and rotable spares expenditures, a change in certain other assets and an increase in net investment purchases. The increase in capital expenditures was primarily due to expenditures related to the implementation of an Oracle global information technology platform. The increase in rotable spares expenditures was primarily due to the company’s increased service market share internationally. The year over year change in certain other assets was primarily a result of securitization activity in 2002, which did not recur in 2003.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
As of September 30, 2003
(Unaudited)
(Dollars in thousands, except per share amounts)

Financing Activities

During the nine months ended September 30, 2003, net cash used by financing activities was $99,804 compared with $40,595 for the comparable period in 2002. The increase was primarily due to the increase in net repayments on short term borrowings. In addition, there was a decrease in the level of securitization of finance receivables in 2003 compared to 2002. As the level of securitization activity decreases, the pool of securitized lease receivables decreases, which results in less proceeds and retained interest and a payment requirement on the 364-day facility agreement.

Results of Operations

Quarter Ended September 30, 2003 and 2002

Revenue

Net sales for the third quarter of 2003 were $570,239; a $40,440 or 7.6 percent increase over the third quarter 2002. Total financial self-service revenue grew by $29,434 or 8.3 percent with positive growth in all regions. Total security revenue grew by $18,336 or 15.4 percent driven by continued growth in security solutions sales to the financial industry, government and retail markets in the Americas. Net sales were also positively impacted by approximately $14,000 resulting from the strengthening of the euro, Brazilian real and other currencies. These increases were partially offset by a decline of $7,330 or 13.3 percent in election systems revenue. Total product revenue increased by $21,728 or 7.5 percent primarily due to growth in orders for both financial self-service and security solutions. Service revenue increased $18,712 or 7.8 percent primarily due to an increase in the core service customer base for both financial self-service and security solutions.

Gross Margin

The total gross margin was 29.4 percent, matching the third quarter 2002. Product gross margin increased to 32.2 percent from 30.1 percent in the third quarter 2002. Improved international financial self-service and election systems gross margins resulted in the improved product gross margin. Service gross margin decreased to 26.1 percent from 28.6 percent in the third quarter 2002. Increased pricing pressure in North America and Europe as well as a higher mix of installation revenue, which carries lower margins, contributed to the decrease in service gross margin. Installation revenue increased as a result of higher product revenue.

Operating Expenses

Total operating expenses were 16.7 percent of revenue and remained unchanged from the third quarter 2002. Reduced operating expenses in the core businesses were offset by higher operating expenses in the election systems business, as well as increased pension cost, which adversely impacted the third quarter 2003 by approximately $2 million.

Other Income (Expense)

Other income (expense) in the third quarter 2003 improved by $1,503 or 130.4 percent compared to the third quarter 2002. This improvement was primarily the result of interest expense reduction of $995 or 32.8 percent due to lower debt levels and reduced interest rates and an increase in investment income of $700, or 35.5 percent.

Net Income

Net income was 8.5 percent of revenue compared to 8.3 percent in the third quarter 2002. The improvement in net income as a percent of revenue was a result of the positive impact of other income (expense).

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
As of September 30, 2003
(Unaudited)
(Dollars in thousands, except per share amounts)

Nine Months Ended September 30, 2003 and 2002

Revenue

Net sales for the nine months ended September 30, 2003 were $1,461,263; a $46,929 or 3.3 percent increase over the comparable period in 2002. The increase in net sales occurred primarily in the security solutions market in the Americas, which increased $61,410 or 20.2 percent, as well as increases in the financial self-service solutions markets within the Asia Pacific and Europe, Middle East and Africa regions. The increases in Europe, Middle East and Africa were positively impacted by a strengthening euro. These increases were partially offset by a $40,803 or 39.5 percent decline in election systems net sales. Total product revenue increased by $3,917 or 0.5 percent primarily due to the growth in security and self-service product revenue, which was partially offset by a decrease in election systems product revenue. Service revenue increased $43,012 or 6.2 percent primarily due to an increase in the core service customer base for both financial self-service and security solutions.

Gross Margin

The total gross margin for the nine months ended September 30, 2003 was 29.7 percent, versus 29.8 percent in the comparable period in 2002. Product gross margin increased to 33.3 percent from 32.0 percent in 2002 driven by improved margins in financial self service solutions and the election systems business. Service gross margin decreased to 26.3 percent from 27.5 percent for the comparable period in 2002 due to increased pricing pressure in North America and Europe as well as a higher mix of installation revenue, which carries lower margins. Installation revenue increased as a result of higher product revenue.

Operating Expenses

Total operating expenses as a percent of revenue remained unchanged at 18.0 percent for the nine months ended September 30, 2003 versus the comparable period in 2002. Reduced operating expenses in the core businesses were offset by higher operating expenses in the election systems business, as well as increased pension cost.

Other Income (Expense)

Other income (expense) for the nine months ended September 30, 2003 improved by $4,756 or 356.5 percent versus the comparable period in 2002. This improvement was primarily the result of interest expense reduction of $2,274 or 25.3 percent due to lower debt levels and reduced interest rates and an increase in investment income of $1,483, or 24.4 percent.

Net Income

Net income was 7.9 percent of revenue for the nine months ended September 30, 2003, an increase from 5.5 percent for the comparable period in 2002. The 2002 net income included a charge of $33,147, net of tax, related to a change in accounting principle resulting from the adoption of SFAS No. 142, Goodwill and Other Intangible Assets. Net income before the cumulative effect of a change in accounting principle for the nine months ended September 30, 2002 was 7.8 percent of revenue.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
As of September 30, 2003
(Unaudited)
(Dollars in thousands, except per share amounts)

Segment Information

Third Quarter Results

Diebold North America (“DNA”) customer revenue of $332,720 for the third quarter ended September 30, 2003 increased by $40,939, or 14.0 percent from the same period in 2002. The higher revenue levels were due to an increase in the security solutions and financial self-service markets. DNA operating profits for the same period were $56,715, which represented an increase of $3,811 or 7.2 percent over the third quarter of 2002.

Diebold International (“DI”) customer revenue was $189,275 for the third quarter of 2003, which represented an increase of $6,025 or 3.3 percent from the same period in 2002. The increase was the result of increased revenue in the Asia Pacific, and Europe, Middle East and Africa markets, partially offset by lower revenues in Latin America. International revenue was favorably impacted by a strengthening euro, Brazilian real and other currencies. DI operating profit for the period was $18,698, an increase of $438 or 2.4 percent from the same period in 2002 due to geographic and product mix changes.

Election systems and Other revenue was $48,244 for the third quarter of 2003, which represented a decrease of $6,524 or 11.9 percent from the same period in 2002. This decrease was due primarily to revenue from the state of Maryland contract in the third quarter 2003 as compared to revenue from the larger state of Georgia contract in the third quarter of 2002.

Nine-Month Period

Diebold North America (“DNA”) customer revenue of $891,881 for the nine months ended September 30, 2003 increased by $79,397, or 9.8 percent from the same period in 2002. The higher revenue levels were due to an increase in the security solutions and financial self-service revenue. DNA operating profits for the nine months ended September 30, 2003 were $142,421, which represented an increase of $8,320 or 6.2 percent from the same period in 2002.

Diebold International (“DI”) customer revenue was $506,388 for the nine months ended September 30, 2003, which represented an increase of $8,091 or 1.6 percent from the same period in 2002. The increase was the result of financial self-service revenue growth in the Asia Pacific and Europe, Middle East and Africa regions, which was partially offset by lower revenues in Latin America. International revenue was favorably impacted by a strengthening euro, Brazilian real and other currencies. DI operating profit for the period was $47,770, an increase of $5,435 or 12.8 percent from the same period in 2002 due to changes in geographic mix.

Election Systems and Other revenue was $62,994 for the nine months ended September 30, 2003, which represented a decrease of $40,559, or 39.2 percent. This decrease was due primarily to a larger state of Georgia contract in 2002 as compared to the state of Maryland contract in 2003.

Significant Accounting Policies

The consolidated financial statements of the company are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Management of the company uses historical information and all available information to make these estimates and assumptions. Actual amounts could differ from these estimates and different amounts could be reported using different assumptions and estimates. Management believes that of its significant accounting policies, its policies concerning trade receivables and revenue recognition, inventories,

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
As of September 30, 2003
(Unaudited)
(Dollars in thousands, except per share amounts)

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
As of September 30, 2003
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

Fourth quarter and full-year 2003 outlook

Strong gains in financial self-service orders, driven in part by growing acceptance of the new Opteva ATM line, have increased the company’s financial self-service revenue expectations for the fourth quarter. These gains will be offset in the election systems business, however, due to a delay caused by an independent security review of all the selected vendors’ products in Ohio. Therefore, Diebold has reduced its election systems revenue expectations in Ohio for the fourth quarter from $30 million to $10 million, with the balance moving to 2004. As a result, election systems revenue for the fourth quarter is now expected to be approximately $47 to $52 million, which would represent a substantial increase from fourth quarter 2002 election systems revenue of $7.6 million.

Given the additional revenue in the third quarter and the exceptionally strong financial self-service order growth, the company now anticipates full-year financial self-service revenue growth of 4-6 percent. The company had previously expected full-year financial self-service revenue growth of 1-4 percent. Year-over-year election systems revenue is expected to be essentially flat. Taking these factors into consideration, expectations for the fourth quarter and the full year include:

Fourth quarter

•	Fourth quarter revenue is expected to grow 15-20 percent versus the prior year

•	Depreciation and amortization will be approximately $17 million for the fourth quarter

•	Pension expense of approximately $.01 per share in the fourth quarter of 2003 compared to pension income of $.01 per share in the fourth quarter of 2002

•	Fourth quarter EPS to be in the range of $.78 to $.83

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
As of September 30, 2003
(Unaudited)

Outlook (continued)

Full year

•	Full year 2003 revenue growth of 6-8 percent

-	Financial self-service revenue growth of 4-6 percent

-	Security revenue growth of 15-18 percent

-	Election systems revenue will be approximately flat

•	Depreciation and amortization will be approximately $65 million for the year

•	Pension expense of approximately $.01 per share in 2003 compared to pension income of $.05 per share in 2002

•	A full year effective tax rate of approximately 32.0 percent

•	Full year earnings per share guidance of $2.37 to $2.42

2004 outlook

Looking forward to 2004, while business unit forecasts have yet to be finalized and visibility is difficult given uncertain global economic conditions, management believes that through continued focus on speed, global efficiencies and creative solutions to customer needs, the company will continue to gain market share. The following expectations do not include the potential impact of any future mergers, acquisitions, disposals or other business combinations, as well as the impact from any possible changes in the rules surrounding the accounting for stock options. Given these factors management has the following expectations:

•	2004 revenue growth of 8 to 10 percent

•	Depreciation and amortization in the range of $68 to $73 million

•	Pension expense will be approximately $.04 per share compared to $.01 expense per share in 2003

•	Effective tax rate of approximately 32.0 percent

•	2004 earnings per share are expected to be in the range of $2.58 to $2.70.

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

The company is exposed to foreign currency exchange rate risk inherent in its international operations denominated in currencies other than the U.S. dollar. A hypothetical 10 percent unfavorable movement in the applicable foreign exchange rates would have resulted in a decrease in 2003 year-to-date operating profit of approximately $2.4 million. The sensitivity model assumes an instantaneous, parallel shift in the foreign currency exchange rates. Exchange rates rarely move in the same direction. The assumption that exchange rates change in an instantaneous or parallel fashion may overstate the impact of changing exchange rates on amounts denominated in a foreign currency.

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

The company evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Exchange Act and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including the company’s principal executive officer and principal financial officer for the quarter ended September 30, 2003. The principal executive officer and principal financial officer have concluded, based on their review, that the company’s disclosure controls and procedures, as defined at Exchange Act Rules 13a-15(e) and 15d-15(e), are effective to ensure that information required to be disclosed by the company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. No significant changes were made to the company’s internal control over financial reporting that occurred during the company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

At September 30, 2003, the company was a party to several lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the company’s financial position or results of operations. In management’s opinion, the condensed consolidated financial statements would not be materially affected by the outcome of any present legal proceedings, commitments, or asserted claims.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)		Exhibits

3.1	(i)	Amended and Restated Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.1(i) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994. (Commission File No. 1-4879)

3.1	(ii)	Code of Regulations — incorporated by reference to Exhibit 4(c) to Registrant’s Post-Effective Amendment No. 1 to Form S-8 Registration Statement No. 33-32960.

3.2		Certificate of Amendment by Shareholders to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.2 to Registrant’s Form 10-Q for the quarter ended March 31, 1996. (Commission File No. 1-4879)

3.3		Certificate of Amendment to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.3 to Registrant’s Form 10-K for the year ended December 31, 1998. (Commission File No. 1-4879)

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)		Exhibits (Continued)

4.		Rights Agreement dated as of February 11, 1999 between Diebold, Incorporated and The Bank of New York – incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form 8-A dated February 11, 1999.

*10.1		Form of Employment Agreement as amended and restated as of September 13, 1990 — incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990. (Commission File No. 1-4879)

*10.2		Schedule of Certain Officers who are Parties to Employment Agreements in the form of Exhibit 10.1 — incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-K for the year ended December 31, 2000. (Commission File No. 1-4879)

*10.5	(i)	Supplemental Employee Retirement Plan I as amended and restated July 1, 2002 – incorporated by reference to Exhibit 10.5 (i) of Registrant’s Form 10-Q for the quarter ended September 30, 2002. (Commission File No. 1-4879).

*10.5	(ii)	Supplemental Employee Retirement Plan II as amended and restated July 1, 2002 – incorporated by reference to Exhibit 10.5 (ii) of Registrant’s Form 10-Q for the quarter ended September 30, 2002. (Commission File No. 1-4879).

*10.7	(i)	1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992. (Commission File No. 1-4879).

*10.7	(ii)	Amendment No. 1 to the Amended and Restated 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998. (Commission File No. 1-4879).

*10.7	(iii)	Amendment No. 2 to the Amended and Restated 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 2003. (Commission File No. 1-4879).

*10.8		1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 — incorporated by reference to Exhibit 4 (a) to Form S-8 Registration Statement No. 333-60578.

*10.9		Long-Term Executive Incentive Plan – incorporated by reference to Exhibit 10.9 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993. (Commission File No. 1-4879)

*10.10	(i)	1992 Deferred Incentive Compensation Plan (as amended and restated ) – incorporated by reference to Exhibit 10.10 (i) of Registrant’s Form 10-Q for the quarter ended September 30, 2002. (Commission File No. 1-4879)

	*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 6 (c) of this report.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)		Exhibits (Continued)

*10.11		Annual Incentive Plan — incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000. (Commission File No. 1-4879)

*10.13	(i)	Forms of Deferred Compensation Agreement and Amendment No. 1 to Deferred Compensation Agreement — incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996. (Commission File No. 1-4879)

*10.13	(ii)	Section 162(m) Deferred Compensation Agreement (as amended and restated January 29, 1998) – incorporated by reference to Exhibit 10.13 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998. (Commission File No. 1-4879)

*10.14		Deferral of Stock Option Gains Plan — incorporated by reference to Exhibit 10.14 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998. (Commission File No. 1-4879)

*10.15		Employment Agreement with Walden W. O’Dell – incorporated by reference to Exhibit 10.15 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999. (Commission File No. 1-4879)

*10.16		Separation Agreement with Gerald F. Morris — incorporated by reference to Exhibit 10.16 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999. (Commission File No. 1-4879)

10.17		Amended and Restated Loan Agreement dated as of April 30, 2003 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, N.A. — incorporated by reference to Exhibit 10.17 to Registrant’s Form 10-Q for the quarter ended June 30, 2003. (Commission File No. 1-4879).

*10.18	(i)	Retirement and Consulting Agreement with Robert W. Mahoney – incorporated by reference to Exhibit 10.18 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

*10.18	(ii)	Extension of Retirement and Consulting Agreement with Robert W. Mahoney – incorporated by reference to Exhibit 10.18 (ii) of Registrant’s Form 10-Q for the quarter ended September 30, 2002. (Commission File No. 1-4879)

*10.18	(iii)	Extension of Retirement and Consulting Agreement with Robert W. Mahoney — incorporated by reference to Exhibit 10.18 (iii) to Registrant’s Form 10-Q for the quarter ended June 30, 2003. (Commission File No. 1-4879).

*10.19		Employment Agreement with Wesley B. Vance — incorporated by reference to Exhibit 10.19 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000. (Commission File No. 1-4879)

	*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 6 (c) of this report.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)		Exhibits (Continued)

10.20	(i)	Transfer and Administration Agreement by and among DCC Funding LLC, Diebold Credit Corporation, Diebold, Incorporated, Receivables Capital Corporation and Bank of America, National Association – incorporated by reference to Exhibit 10.20 (i) on Registrant’s Form 10-Q for the quarter ended March 31, 2001. (Commission File No. 1-4879)

10.20	(ii)	Amendment No. 1 to the Transfer and Administration Agreement by and among DCC Funding LLC, Diebold Credit Corporation, Diebold, Incorporated, Receivables Capital Corporation and Bank of America, National Association – incorporated by reference to Exhibit 10.20 (ii) on Registrant’s Form 10-Q for the quarter ended March 31, 2001. (Commission File No. 1-4879)

(b)		Reports on Form 8-K

Registrant filed a report on Form 8-K on July 21, 2003, regarding the news releases of a voting equipment order awarded by the State of Maryland and expected results for the second quarter.

Registrant filed a report on Form 8-K on July 23, 2003, to furnish its earnings release dated July 23, 2003.

(c)		Refer to page 26 of this Form 10-Q for an index of exhibits to this Form 10-Q.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIEBOLD, INCORPORATED

(Registrant)

Date : November 7, 2003	By:	/s/ Walden W. O’Dell

Walden W. O’Dell
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Date : November 7, 2003	By:	/s/ Gregory T. Geswein

Gregory T. Geswein
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
INDEX TO EXHIBITS

EXHIBIT NO.		PAGE NO.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	27

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	28

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	29

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	30