Form 10-K
period 2003-12-31
DIEBOLD INC
filed 2004-03-02
CIK 28823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

     Yes  [✓] NO  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an endment to this Form 10-K. [✓]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [✓] No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2003, the last business day of the Registrant’s most recently completed second fiscal quarter. The aggregate market value was computed by using the closing price on the New York Stock Exchange on June 30, 2003 of $43.25 per share.

Common Shares, Par Value $1.25 per Share	$3,069,481,478

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class Common Shares $1.25 Par Value	Outstanding at February 23, 2004 72,907,088 Shares

DOCUMENTS INCORPORATED BY REFERENCE

(1)  PROXY STATEMENT FOR 2004 ANNUAL MEETING OF SHAREHOLDERS TO BE HELD APRIL 22, 2004

		PART OF 10-K
		INTO WHICH
CAPTION OR HEADING	PAGE NO.	INCORPORATED	ITEM NO.

Information about Nominees for Election as Directors	3-8	III	10

Beneficial Ownership Reporting Compliance	7	III	10

Executive Compensation	9-18	III	11

Security Ownership of Directors and Management	4-6	III	12

Compensation Committee Interlocks and Insider Participation	9	III	13

Ratification of Appointment of Independent Auditors	21	III	14

PART I.

ITEM 1. BUSINESS.
(Dollars in thousands)

(a) General Development

The company was incorporated under the laws of the State of Ohio in August, 1876, succeeding a proprietorship established in 1859 and is engaged primarily in the sale, manufacture, installation and service of automated self-service transaction systems, electronic and physical security products, election systems and software. The company specializes in technology that empowers people worldwide to access services when, where and how they may choose. In 2002, the company acquired Diebold Election Systems, Inc. (DESI), a manufacturer and supplier of elections systems and support, to mark its launch into the election systems market. In 2003, the company made several small but strategic acquisitions, mainly in the security systems and services market.

All of the acquisitions are accounted for as purchase business combinations and, accordingly, the purchase price has been allocated to identifiable tangible and intangible assets acquired and liabilities assumed for each acquisition, based upon their respective fair values, with the excess allocated to goodwill.

The company paid a combination of $4,840 in company stock and $10,611, net of cash acquired, in 2003 for the following:

•	In November 2003, the company acquired Licent Information Technology (LIT), its sales and service distributor in Taiwan since 1999. LIT was integrated within the operations of the company’s Diebold Pacific Limited branch office in Taiwan.

•	In September 2003, the company acquired Cardinal Brothers Manufacturing & Operations, Pty. Ltd. Based in Victoria, Australia, Cardinal had been the company’s business partner since 1999 in manufacturing the rising screen technology for financial institutions and government authorities. This acquisition was integrated into Diebold Australia, the company’s wholly owned subsidiary.

•	In September 2003, the company acquired Vangren Technology, Pty. Ltd. Based in Melbourne, Australia, Vangren specializes in the sales, service and installation of electronic security solutions throughout Australia and New Zealand. Upon acquisition, Vangren became a wholly owned subsidiary of Diebold Australia, Pty. Ltd.

•	In June 2003, the company acquired QSI Security, Inc., a specialized integrator and installer of security equipment to customers based in the northeastern region of the United States. This acquisition has been integrated into the company’s Diebold North America security solutions group.

•	In May 2003, the company acquired the remaining 50 percent equity of Diebold HMA Private Ltd., held by HMA Data Systems Private Ltd., headquartered in Chennai, India. After the acquisition, this joint-venture sales and service organization became a wholly owned subsidiary of the company and the headquarters was moved to Mumbai, India.

•	In January 2003, the company acquired Data Information Management Systems, Inc. (DIMS), one of the largest voter registration systems companies in the United States. DIMS was integrated within DESI.

The results of these acquisitions were included in the operating results of the company for the year ended December 31, 2003 and are not material.

(b)  Financial Information about Operating Segments

The company’s segments are comprised of its three main sales channels: Diebold North America (DNA), Diebold International (DI) and Election Systems and Other. The DNA segment sells financial and retail systems, and also services financial, retail and medical systems in the United States and Canada. The DI segment sells and services financial and retail systems over the remainder of the globe. The Election Systems and Other segment includes the operating results of DESI beginning in 2002, as well as corporate administrative costs. Also included in this segment are the results of the MedSelect business, which was sold in July 2001 as a part of the company’s realignment plan. A reconciliation of segment customer revenues to Consolidated Net Sales and of segment operating contribution to Consolidated Operating Profit is contained in Note 17 to the Consolidated Financial Statements.

(c) Description of Business

The company develops, manufactures, sells and services self-service transaction systems, electronic and physical security systems, software and various products used to equip bank facilities to global financial and commercial markets and electronic voting terminals and solutions to the government. The company’s primary customers include banks and financial institutions, as well as hospitals, colleges and universities, public libraries, government agencies, utilities and various retail outlets. Sales of systems and equipment are made directly to customers by the company’s sales personnel and by manufacturer’s representatives and distributors. The sales/support organization works closely with customers and their consultants to analyze and fulfill the customers’ needs. In 2003, 2002 and 2001, the

ITEM 1. BUSINESS. - (continued)

company’s sales and services of financial systems and equipment and security solutions accounted for more than 90 percent of consolidated net sales.

Product Groups

Self-Service Products

The company offers an integrated line of self-service banking products and Automated Teller Machines (ATMs). The company is a leading global supplier of ATMs, and holds the leading market position in many countries around the world.

Physical Security and Facility Products

The company’s Physical Security and Facility Products division designs and manufactures several of the company’s financial service solutions offerings, including the RemoteTeller System™ (RTS). The business unit also develops vaults, safe deposit boxes and safes, drive-up banking equipment and a host of other facilities products.

Election Systems

The company, through its wholly owned subsidiaries DESI and Diebold Procomp, is one of the largest electronic voting system providers in the world.

Integrated Security Solutions

Diebold Integrated Security Solutions provide global sales, service, installation, project management and monitoring of original equipment manufacturer (OEM) electronic security products to financial, retail and commercial customers. These solutions provide the company’s customers a single-source solution to their electronic security needs.

Campus Card Systems

The company’s multi-application campus ID system is a single card system that allows students to use their identification cards for a variety of activities, including purchases at the bookstore, cafeteria, etc.; vending, such as laundry and snack/beverage machines; and access to facilities, which could include dormitories, laboratories and admittance to sporting events. The system has also been installed in corporate campus environments, public libraries and sports stadiums.

Software Solutions and Services

Diebold offers software solutions consisting of multiple applications that process events and transactions. These solutions are delivered on the appropriate platform allowing the company to meet customer requirements while adding new functionality in a cost-effective manner.

The company also provides professional services to assist in the implementation of software solutions. These services include communication network review, systems integration, custom software and project management that encompass all facets of a successful implementation.

The principal raw materials used by the company are steel, copper, brass, lumber and plastics, which are purchased from various major suppliers. Electronic parts and components are also procured from various suppliers. These materials and components are generally available in quantity at this time.

The company had no customers that accounted for more than 10 percent of total net sales in 2003, 2002 and 2001.

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

All phases of the company’s business are highly competitive; some products being in competition directly with similar products and others competing with alternative products having similar uses or producing similar results. The company believes, based upon outside independent industry surveys, that it is a leading manufacturer of self-service systems in the United States and is also a market leader internationally. In the area of automated transaction systems, the company competes primarily with NCR Corporation, Wincor-Nixdorf, Triton, Dassault, Fujitsu, Itautec and Tidel. In serving the security products market for the financial services industry, the company competes primarily with ADT. Of these, some compete in only one or two product lines, while others sell a broader spectrum of products competing with the company. However, the unavailability of comparative sales information and the large variety of individual products make it difficult to give reasonable estimates of the company’s competitive ranking in or share of the market in its security product fields of activity. Many smaller manufacturers of safes, surveillance cameras, alarm systems and remote drive-up equipment are found in the market.

ITEM 1. BUSINESS. - (continued)

In the rapidly growing election systems market, DESI is emerging as the leader in providing product solutions and support for the United States. Competition in this market is from smaller, privately held niche companies.

The company owns United States and international patents, trademarks and licenses relating to certain products. While the company regards these as items of importance, it does not deem its business as a whole, or any industry segment, to be materially dependent upon any one item or group of items.

The company charged to expense $60,451 in 2003, $56,693 in 2002, and $58,321 in 2001, respectively, for research, development and engineering costs.

Compliance by the company with federal, state and local environmental protection laws during 2003 had no material effect upon capital expenditures, earnings or the competitive position of the company and its subsidiaries. A number of individuals and groups have raised challenges recently in the media and elsewhere regarding the reliability and security of the automated election tabulation products and services provided by DESI. The parties making these challenges oppose the use of technology in the electoral process generally and, specifically, have taken actions to publicize what they view as significant flaws in DESI’s election management software and firmware. Among other efforts, these parties have established web sites and web logs devoted to disseminating information damaging to DESI’s reputation and its products. They have filed a number of open-records act requests in various states for copies of contracts with DESI and/or DESI’s software. They have also posted on the internet portions of DESI’s software source code and private communications among DESI’s programmers, which were originally obtained by a hacker from an internal FTP site maintained by DESI. These efforts have affected DESI’s customer relations. In 2003, two of DESI’s customers required technical reviews of DESI’s software by third-party consultants and required changes to DESI’s software to remedy issues revealed in the review, which DESI has implemented or is in the process of implementing. Recent changes in the laws under which election-related products must be certified by a number of states have lengthened the certification process and, in some cases, required changes to DESI’s products. In California, questions have been raised as to whether DESI products used in past elections were certified at the time of use. Although the Company cannot predict the ultimate impact the challenges on DESI’s products and services or changes in the law will have on DESI, they are likely to increase DESI’s costs of providing such products and services, which may adversely affect DESI’s sales. However, the company is expecting that election systems net sales will grow significantly in 2004 with a significant contract expected to close internationally as well as several contracts in the U.S. This industry continues to evolve. Funding is being provided by the government and utilized by the states; however, the guidelines and rules governing the tabulation software and hardware have not yet been established. As a result, various states and industry experts interpret the election process differently.

The total number of employees employed by the company at December 31, 2003 was 13,401 compared with 13,072 at the end of the preceding year. Diebold’s service staff is one of the financial industry’s largest, with more than 4,500 professionals in 600 locations worldwide.

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are available, free of charge, on or through our website, www.diebold.com, as soon as practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Additionally, these reports can be furnished free of charge to shareholders upon written request to Diebold Global Communication at the corporate address, or call +1 330 490-3790 or [800] 766-5859.

(d)  Financial Information about International and U.S. Operations and Export Sales

Sales to customers outside the United States in relation to total consolidated net sales was $778,608 or 36.9 percent in 2003, $719,231 or 37.1 percent in 2002 and $761,352 or 43.3 percent in 2001.

Property, plant and equipment, at cost, located in the United States totaled $391,104, $358,277 and $317,832 as of December 31, 2003, 2002 and 2001, respectively, and property, plant and equipment, at cost, located outside the United States totaled $156,754, 103,856 and $95,221 as of December 31, 2003, 2002 and 2001, respectively.

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

ITEM 2. PROPERTIES.

The company’s corporate offices are located in North Canton, Ohio. It owns manufacturing facilities in Canton and Newark, Ohio; Lynchburg and Danville, Virginia; Lexington, North Carolina; and Sumter, South Carolina, and leases a manufacturing facility in Cypress, California. The company also has manufacturing facilities in Argentina, Belgium, Brazil, China, France and India. The company has selling, service and administrative offices in the following locations: throughout the United States, and in Argentina, Australia, Austria, Barbados, Belgium, Brazil, China, Colombia, Ecuador, France, Germany, Hong Kong, Hungary, Indonesia, Italy, Mexico, Paraguay, Peru, Philippines, Portugal, Poland, Romania, Russia, Singapore, South Africa, Spain, Taiwan, Thailand, Turkey, the United Arab Emirates, the

ITEM 2. PROPERTIES. (concluded)

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

ITEM 3. LEGAL PROCEEDINGS. (Dollars in thousands)

At December 31, 2003, the company was a party to several lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the company’s financial position, results of operations or cash flow. In management’s opinion, the financial statements would not be materially affected by the outcome of any present legal proceedings, commitments, or asserted claims.

During 2002, the company accepted an offer by the IRS to settle its previously disclosed dispute on a claim concerning the deductibility of interest on corporate-owned life insurance from 1990 to 1998. This resulted in a 2002 after-tax charge of $26,494. As of December 31, 2002, the company paid approximately $34,000 related to this claim and received a refund of approximately $8,300 in 2003. No other years after 1998 are subject to this claim. Of the $26,494, net of tax charge, $14,972 ($10,454, net of tax) was charged to interest expense and $16,040 was charged to taxes on income.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The common shares of the company are listed on the New York Stock Exchange with a symbol of DBD. The price ranges of common shares for the company are as follows:

	2003		2002		2001

	High	Low	High	Low	High	Low

1st Quarter	$42.95	$33.50	$43.55	$35.49	$36.37	$25.75
2nd Quarter	43.60	33.75	41.90	35.20	33.20	25.91
3rd Quarter	52.30	41.85	37.99	30.30	40.50	29.00
4th Quarter	57.43	50.73	41.85	30.98	41.50	34.52
Full Year	$57.43	$33.50	$43.55	$30.30	$41.50	$25.75

There were 70,765 shareholders at December 31, 2003, which includes an estimated number of shareholders who have shares held for their accounts by banks, brokers, trustees for benefit plans and the agent for the dividend reinvestment plan.

On the basis of amounts paid and declared, the annualized quarterly dividends per share were $0.68, $0.66, and $0.64 in 2003, 2002 and 2001, respectively.

Equity Compensation Plan Information

Number of securities remaining
	Number of securities to be		available for future issuance
	issued upon exercise of	Weighted-average exercise price	under equity compensation
	outstanding options, warrants	of outstanding options,	plans (excluding securities
	and rights	warrants and rights	reflected in column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	3,691,333	$38.57	2,920,290

Equity compensation plans not approved by security holders	—	—	—

Total	3,691,333	$38.57	2,920,290

ITEM 6. SELECTED FINANCIAL DATA. (Dollars in thousands, except per share amounts)

	2003	2002	2001	2000	1999

Net sales	$2,109,673	$1,940,163	$1,760,297	$1,743,608	$1,259,177
Net income	174,776	99,154	66,893	136,919	128,856
Basic earnings per share	2.41	1.38	0.94	1.92	1.86
Diluted earnings per share	2.40	1.37	0.93	1.92	1.85
Total assets	1,900,502	1,625,081	1,621,083	1,585,427	1,298,831
Other long-term liabilities (Note A)	36,775	36,475	20,800	20,800	20,800
Cash dividends paid per common share	0.68	0.66	0.64	0.62	0.60

Note A –	Included in other long-term liabilities are bonds payable. In addition to bonds payable, 2003 and 2002 other long-term liabilities include a financing agreement to purchase an Oracle global information technology platform.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
(Dollars in thousands, except share and per share amounts)

OVERVIEW

The table below presents the changes in comparative financial data from 2001 to 2003. Comments on significant year-to-year fluctuations follow the table. The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this document.

	2003			2002			2001

		Percentage	Percentage		Percentage	Percentage		Percentage
		of Net	Increase		of Net	Increase		of Net
	Amount	Sales	(Decrease)	Amount	Sales	(Decrease)	Amount	Sales

Net sales
Products	$1,092,896	51.8	10.2	$992,004	51.1	7.7	$921,446	52.3
Services	1,016,777	48.2	7.2	948,159	48.9	13.0	838,851	47.7

	2,109,673	100.0	8.7	1,940,163	100.0	10.2	1,760,297	100.0
Cost of sales
Products	737,201	67.5	8.8	677,567	68.3	6.7	634,940	68.9
Services	745,331	73.3	9.1	682,976	72.0	12.5	607,063	72.4

	1,482,532	70.3	9.0	1,360,543	70.1	9.5	1,242,003	70.6

Gross profit	627,141	29.7	8.2	579,620	29.9	11.8	518,294	29.4
Selling and administrative expense	303,842	14.4	7.8	281,758	14.5	1.1	278,795	15.8
Research, development and engineering expense	60,451	2.9	6.6	56,693	2.9	(2.9)	58,321	3.3
Realignment charges	—	—	—	—	—	—	42,269	2.4

	364,293	17.3	7.6	338,451	17.4	(10.8)	379,385	21.6

Operating profit	262,848	12.5	9.0	241,169	12.4	73.6	138,909	7.9
Other income (expense) net	1,722	0.1	110.2	(16,964)	(0.9)	(50.4)	(34,173)	(1.9)
Minority interest	(7,547)	(0.4)	33.5	(5,654)	(0.3)	15.5	(4,897)	(0.3)

Income before taxes	257,023	12.2	17.6	218,551	11.3	118.9	99,839	5.7
Taxes on income	82,247	3.9	(4.6)	86,250	4.4	161.8	32,946	1.9

Income before cumulative effect of a change in accounting principle	174,776	8.3	32.1	132,301	6.8	97.8	66,893	3.8
Cumulative effect of a change in accounting principle, net of tax	—	—	—	33,147	1.7	—	—	—

Net income	$174,776	8.3	76.3	$99,154	5.1	48.2	$66,893	3.8

More than 140 years ago, Diebold went into the business of making strong, reliable safes. Today, Diebold, Incorporated is a global leader in providing integrated self-service delivery systems, security and services to customers within the financial, government, education and retail sectors. In 2003, the company introduced Opteva, a new product line within the financial self-service market that provides a higher level of security, convenience and reliability. The new line is powered by Agilis™, which is a software platform for financial self-service equipment that was developed by the company in 2002. The combination of Opteva and Agilis provides the ability for financial institutions to customize solutions to meet their consumers’ demands and positively affect equipment performance. The Agilis software platform gives customers the ability to run the same software across their entire network, which helps contain costs and improve financial self-service equipment availability. Significant growth in product revenues in 2003 and 2002 was attributable to favorable reaction by the financial sector to this new generation of financial self-service solutions.

The company faces a variety of challenges and opportunities in responding to customer needs, most notably within the election systems market. During 2003, challenges were raised about the reliability and security of the company’s election systems products and services. The company has responded to these challenges by upgrading its election products and services. Orders for election systems in 2003 were comparable with 2002.

The company intends the discussion of its financial condition and results of operations that follows to provide information that will assist in understanding the financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect the financial statements.

The business drivers of the company’s future performance include several factors that include, but are not limited to:

•	timing of a self-service upgrade and/or replacement cycle in mature markets such as the United States;

•	high levels of deployment growth for new self-service products in emerging markets such as Asia-Pacific;

•	demand for new service offerings including outsourcing or operating a network of ATMs;

•	demand beyond expectations for security products and services for the financial, retail and government sectors;

•	implementation and timeline for new election systems in the United States; and

•	the company’s strong financial position and its ability to successfully integrate acquisitions.

In addition to the business drivers above, as a global operation, the company is exposed to risks which include, but are not limited to:

•	competitive pressures, including pricing pressures and technological developments;

•	changes in the company’s relationships with customers, suppliers, distributors and/or partners in its business ventures;

•	changes in political, economic or other factors such as currency exchange rates, inflation rates, recessionary or expansive trends, taxes and regulations and laws affecting the worldwide business in each of the company’s operations, including Brazil;

•	acceptance of the company’s product and technology introductions in the marketplace;

•	unanticipated litigation, claims or assessments;

•	challenges raised about reliability and security of the company’s election systems products and services and changes in the laws regarding such products and services;

•	ability to reduce costs and expenses and improve internal operating efficiencies;

•	variation in consumer demand for self-service technologies, products and services; and

•	potential security violations to the company’s information technology systems.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

The company’s significant accounting policies are described in Note 1 to the Consolidated Financial Statements. Management believes that of its significant accounting policies, its policies concerning revenue recognition, allowance for bad debts, inventories, goodwill, and pensions and postretirement benefits are the most critical because they are affected significantly by judgments, assumptions and estimates. Additional information regarding these policies is included below.

Revenue Recognition

The company enters into contracts to sell its products and services. Revenue is recognized on financial self-service and security product sales in accordance with the terms of the contract, contingent upon customer acceptance and transferring risk of loss. Service revenue is recognized when earned, which is defined as when the work is completed or in the case of service contracts, ratably over the contract period. Election systems contracts contain multiple deliverable elements and custom terms and conditions. The company recognizes revenue for delivered elements only when the fair values of undelivered elements are known, uncertainties regarding customer acceptance are resolved and there are no customer-negotiated refund or return rights affecting the revenue recognized for delivered elements. Some contracts may contain discounts and, as such, revenue is recognized using the relative fair value method of allocation of revenue to the product and service components of contracts.

Allowance for Bad Debts and Credit Risk

The company evaluates the collectibility of accounts receivable based on a number of criteria. A percentage of sales is reserved for uncollectible accounts as sales occur throughout the year. This percentage is based on historical loss experience and current trends. This estimate is periodically adjusted for known events such as specific customer circumstances and changes in the aging of accounts receivable balances. Since the company’s receivable balance is concentrated primarily in the financial and government sectors, an economic downturn in these sectors could result in higher than expected credit losses.

Inventories

Inventories are valued at lower of cost or market. The company regularly reviews the inventory quantities on hand, identifies any slow-moving or obsolete inventories and writes inventory down to its net realizable value. Historically, inventory adjustments have not been material. However, in 2001, a special charge of $31,404 was recorded to reflect discontinued products written down as a result of a rebalancing of the company’s global manufacturing strategy. The company’s inventories are not highly susceptible to obsolescence given the current product mix; however, new technologies and competition in certain product markets could change future assumptions relating to excess and obsolete inventory.

Goodwill

Effective January 1, 2002, the company tests all existing goodwill at least annually for impairment using the fair value approach on a “reporting unit” basis in accordance with Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets. The company’s reporting units are defined as Domestic and Canada, Brazil, Latin America, Asia Pacific, and Europe, Middle East and Africa (EMEA). Fair values of reporting units and the related implied fair values of their respective goodwill were established using discounted cash flows. When available and as appropriate, comparative market multiples were used to corroborate results of the discounted cash flows. The company’s fair value model uses inputs such as estimated future segment performance and other significant estimates. The company uses the most current information available and performs the annual impairment analysis during the fourth quarter each year. However, actual circumstances could differ significantly from assumptions and estimates made and could result in future goodwill impairment.

Pensions and Postretirement Benefits

The postretirement benefit obligation was determined by application of the terms of medical and life insurance plans together with relevant actuarial assumptions and healthcare cost trend rates. For 2004, medical cost trend rates were projected at 7.85 percent and prescription drug cost trend rates were projected at 12.45 percent, with both cost trend rate assumptions gradually declining to 4.75 percent by 2009 and remaining at that level thereafter.

Annually, the company analyzes its key assumptions related to its pension plans. Key assumptions include the long-term rate of return on plan assets, the discount rate and the compensation levels. Such factors as financial market performance and actual compensation levels are considered when analyzing the key assumptions. The company’s key assumptions related to its pension plans for 2004 are as follows: long-term rate of return on plan assets of 8.50 percent; discount rate of 6.25 percent; and, compensation level increase of 3.00 percent.

Based on the above assumptions, the company expects pension expense to increase by approximately $4,000 in 2004, increasing from approximately $1,000 in 2003 to approximately $5,000 in 2004. Changes in any of the aforementioned assumptions could result in changes in the related retirement benefit cost and obligation.

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

	One-Percentage-Point	One-Percentage-Point
	Increase	Decrease

Effect on total of service and interest cost	$125	$(112)
Effect on postretirement benefit obligation	1,725	(1,543)

The company’s pension plans remain adequately funded and the company is not required to make any additional contributions in 2004. Pension expense excludes retiree medical expense, which is also included in operating expenses and was approximately $2,800 in 2003. Retiree medical expense is expected to be approximately $3,000 in 2004.

LIQUIDITY AND CAPITAL RESOURCES

Capital resources are obtained from income retained in the business, borrowings under the company’s committed and uncommitted credit facilities, long-term industrial revenue bonds, and operating and capital leasing arrangements. Refer to Notes 7 and 9 to the Consolidated Financial Statements regarding information on outstanding and available credit facilities and bonds. Refer to Note 13 for the company’s future commitments relating to operating lease agreements. Management expects that cash provided from operations, available credit, long-term debt and the use of operating leases will be sufficient to finance planned working capital needs, acquisitions, investments in facilities or equipment, and purchase of company stock.

During 2003, the company generated $209,899 in cash from operating activities, an increase of $46,398, or 28.4 percent from 2002. Cash flows from operating activities are generated primarily from operating income and controlling the components of working capital. Along with the increase in operating income, 2003 cash flows from operations were positively affected by the $15,402 increase in accounts payable compared with a decrease of $31,698 in 2002. This change was the result of the timing of purchases and payments with suppliers. In addition, the change in certain other assets and liabilities positively affected cash flows from operations and was primarily the result of an increase in estimated income taxes payable. The significant increase in accounts receivable of $128,929 in 2003 compared with prior year partially offset these increases in operating cash flow. An increase in product sales in December 2003 versus December 2002 of $68,278 and the delay in collecting the Maryland election systems contract of approximately $31,000 contributed to the increase in accounts receivable. Days sales outstanding (DSO) was 73 days at December 31, 2003 compared with 68 days at December 31, 2002. The increase in DSO was due to the Maryland election systems contract. Another negative effect on operating cash flows was a $10,541 increase in inventory in 2003 as the company prepared to meet orders in 2004 compared with a decrease in inventory of $4,688 in 2002.

The company used $82,075 for investing activities in 2003, an increase of $75,225 over 2002. The increase over the prior year was the result of higher capital and rotables expenditures, which increased by $22,482 and an increase in certain other assets. Certain other assets increased primarily due to a reduction in securitization activity versus 2002. The decrease in the level of securitization resulted in a higher lease receivable balance in 2003. In addition, the company paid $10,611 for acquisitions in Asia-Pacific and the United States. Finally, the sale of a long-term investment in 2003 resulted in a net reduction of cash used for investing activities.

The company used $119,934 for financing activities in 2003, an increase of $43,456 or 56.8 percent over 2002. The overall increase in 2003 was primarily due to the increased paydown of notes payable and the increase in required repayments on the securitization facility compared with 2002 activity. During 2003, the company returned $49,242 to shareholders in the form of cash dividends, paid down notes payable by $54,829 and repurchased $12,371 of treasury shares. In addition, the level of securitizations of lease receivables continued to decline in 2003, which resulted in a decrease in the pool of securitized lease receivables, as well as less proceeds and retained interest. The decline in securitizations resulted in net repayments of $23,252 on the related 364-day facility agreement in 2003. Partially offsetting the above were cash inflows of $20,119 for the issuance of common stock pursuant to the company’s equity incentive compensation programs. Stock option exercises were higher in 2003 due to the overall performance of the company’s stock as well as the payout of accelerated and vested shares related to the death of an executive in 2003. In an effort to more directly link associate rewards to corporate performance, the company plans to grant restricted stock units in 2004, which are expensed ratably over their vesting period, in lieu of stock options, which currently do not result in any expense, to a select group of key associates. Granting restricted stock units in 2004 is expected to negatively affect earnings per share by approximately $.01.

The following table summarizes the company’s approximate obligations and commitments to make future payments under contractual obligations as of December 31, 2003:

	Payment due by Period

		Less than 1			More than 5
	Total	year	1-3 years	3-5 years	years

Industrial development revenue bonds	$13,300				$13,300
Operating lease obligations	153,106	$45,277	$68,025	$28,119	11,685
Financing arrangement	15,496	4,115	8,972	2,409	—
Notes payable	190,172	190,172	—	—	—

	$372,074	$239,564	$76,997	$30,528	$24,985

In 2001, the company entered into a securitization agreement, which involved the sale of a pool of its lease receivables to a wholly owned, unconsolidated, qualified special purpose subsidiary, DCC Funding LLC (DCCF). The securitized pool of lease receivables was $40,619 and $71,076 at December 31, 2003 and 2002, which is not recorded on the company’s Consolidated Balance Sheets. The pool of receivables represents collateral for the 364-day facility agreement that funds the securitization. The balance of the 364-day facility agreement was $37,639 and $60,891 at December 31, 2003 and 2002, respectively.

RESULTS OF OPERATIONS

2003 Comparison with 2002

Net Sales

Net sales for 2003 totaled $2,109,673 and were $169,510 or 8.7 percent higher than net sales for 2002. The company realized increases in 2003 within both the financial self-service and security product and service categories compared to 2002 results. Financial self-service product revenue increased by $63,345 or 9.2 percent over 2002, primarily due to the introduction of the new Opteva financial self-service product line and the positive currency effects in EMEA and Brazil. Strong customer acceptance of the new Opteva product line during 2003 helped the company gain global market share during the year. Security product revenue increased by $55,478 or 28.1 percent over 2002, which was primarily attributed to increases in the retail, government and financial security markets as a result of growth in the market, increased market share and the addition of several strategic acquisitions during 2003. Total service revenue for financial self-service and security solutions increased $61,509 or 6.5 percent over 2002 as the company continued to expand its service customer base. For 2004, the company expects the net sales growth trends to continue for both financial self-service and security solutions as a result of continued customer acceptance of the Opteva product line and expansion of security product offerings and presence within the market.

Election systems net sales of $100,182 decreased by $10,822 or 9.7 percent over 2002 and partially offset the increases in financial self-service net sales noted above. Diebold Election Systems, Inc. (DESI) remains the leader in the election systems market despite the fact that 2003 orders were slower than anticipated. The election systems market continues to evolve. Funding is being provided by the federal government and utilized by the states; however, the guidelines and rules governing the election software and hardware have not yet been fully established. As a result, various states and industry experts are interpreting the election requirements differently. Although the company cannot predict what changes in the law could occur, any changes are likely to increase DESI’s costs of providing such products and services and may adversely affect DESI’s sales. However, the company is expecting that election systems net sales will grow significantly in 2004, with an approximately $37,000 contract expected to close in Brazil as well as several domestic contracts totaling approximately $105,000.

Gross Profit

Gross profit for 2003 totaled $627,141, and was $47,521 or 8.2 percent higher than gross profit in 2002. Product gross margin was 32.5 percent in 2003 compared with 31.7 percent in 2002. Improved international financial self-service and election systems gross margins helped drive the improvement in total product gross margins. Service gross margin in 2003 decreased to 26.7 percent compared with 28.0 percent in 2002. Increased pricing pressure in North America and Europe as well as a higher mix of installation revenue, which carries lower margins, has contributed to the decrease in service gross margin.

Operating Expenses

Total operating expenses were 17.3 percent of net sales, down slightly from 17.4 percent in 2002. The improved leveraging of operating expenses was achieved due to aggressive cost controls on personnel costs, despite the adverse impact of $5,324 from higher pension expense.

Other Income (Expense)

Investment income in 2003 increased $2,894 or 37.5 percent compared with 2002 investment income, due to net gains realized from sales and maturities of investments in 2003.

Interest expense in 2003 decreased $17,394 or 65.2 percent compared with 2002. The decrease in interest expense was primarily due to the $14,972 interest expense charge resulting from the 2002 settlement of the IRS dispute regarding the deductibility of interest on debt related to COLI. Refer to Note 14 to the Consolidated Financial Statements for further details of the COLI settlement. In addition, the decrease in overall borrowing levels and interest rates also favorably affected interest expense year over year.

Taxes on Income

The effective tax rate was 32.0 percent in 2003 as compared with 39.5 percent in 2002. The higher tax rate in 2002 was a direct result of the COLI settlement, which represented 7.5 percent of the 2002 effective tax rate. The details of the reconciliation between the U.S. statutory rate and the company’s effective tax rate are included in Note 14 to the Consolidated Financial Statements.

Net Income

Net income for 2003 was $174,776 and increased $75,622 or 76.3 percent over net income for 2002. Included in net income for 2002 were the impact of the goodwill write-off of $33,147, net of tax, which was recorded as a cumulative effect of a change in accounting principle, and the effect of the COLI settlement of $26,494, net of tax. Refer to Note 14 to the Consolidated Financial Statements for further details of the COLI settlement.

Segment Revenue and Operating Profit Summary

Diebold North America (DNA) 2003 net sales of $1,256,679 increased $131,998 or 11.7 percent over 2002 net sales of $1,124,681. The increase in DNA net sales was due to increased product and service revenue from gains in market share and the successful introduction of the Opteva financial self-service product line. Diebold International (DI) 2003 net sales of $752,592 increased by $48,315 or 6.9 percent compared with 2002 net sales of $704,277. The increase in DI net sales was primarily attributed to strong Asia-Pacific revenue growth of $37,262 or 26.5 percent, and higher revenue from EMEA of $37,873 or 13.4 percent (all of which was due to positive currency impact). These gains were partially offset by a decrease in Latin America. Election Systems (ES) & Other 2003 net sales of $100,402 decreased by $10,803 or 9.7 percent compared with 2002 net sales of $111,205 due to election systems orders that were slower than expected.

DNA operating profit in 2003 increased by $16,257 or 8.4 percent compared with 2002. The increase was primarily due to increased sales and efficiencies gained from various internal cost control initiatives. DI operating profit in 2003 increased by $10,264 or 14.6 percent compared with 2002. The increase was primarily due to gains in Asia-Pacific. The $4,842 or 22.3 percent increase in ES & Other operating loss was a result of higher pension expense in 2003. In addition to election systems, the ES & Other segment includes corporate administration costs.

Refer to Note 17 to the Consolidated Financial Statements for further details of segment revenue and operating profit.

2002 Comparison with 2001

Net Sales

Net sales for 2002 were $1,940,163, and were $179,866 or 10.2 percent higher than net sales for 2001 of $1,760,297. The increase resulted primarily from growth in the U.S. election systems business resulting from the 2002 DESI acquisition. The remaining increase was due to growth in the security business, which was partially offset by a negative foreign currency exchange impact primarily from the devaluation of the Brazilian real and 2001 nonrecurring revenue related to the InnoVentry and MedSelect businesses. InnoVentry was engaged in the development and deployment of self-service check cashing technology. MedSelect, a wholly owned subsidiary, was a supplier of inventory control solutions to the medical industry. Total financial self-service revenue decreased by $7,814 or 0.1 percent from 2001. Total security revenue increased by $97,535 or 29.2 percent versus 2001 primarily due to strategic growth in the financial market.

Gross Profit

Gross profit for 2002 totaled $579,620 and was $61,326 or 11.8 percent higher than gross profit for 2001. Gross profit in 2001 of $518,294, was negatively affected by special charges of $31,404. Product gross margin in 2002 was 31.7 percent compared to 31.1 percent in 2001, which included a $31,404 write-down of inventory. Higher security and election systems sales in 2002, which carry lower product gross margins, negatively affected product gross margin. The change in product mix was partially offset by the $31,404 write down of inventory in 2001, which did not recur in 2002. Service gross margin in 2002 increased to 28.0 percent compared with 27.6 percent in 2001. This improvement in service gross margin was realized on a global basis.

Operating Expenses

Total operating expenses were 17.4 percent of net sales, down from 21.6 percent in 2001. Operating expenses in 2001 were negatively affected by the realignment, MedSelect and other charges of $58,490. The net decrease in operating expenses as a percentage of net sales was primarily due to efficiencies gained from various internal initiatives.

Realignment, Special and Other Charges

During 2002, the company accepted an offer by the IRS to settle its previously disclosed dispute on a claim concerning the deductibility of interest on corporate-owned life insurance from 1990 to 1998. This resulted in a 2002 after-tax charge of $26,494. In 2002, the company paid approximately $34,000 related to this claim and received a refund of approximately $8,300 in 2003. No other years after 1998 are subject to this claim. Of the $26,494, net of tax charge, $14,972 ($10,454, net of tax) was charged to interest expense and $16,040 was charged to taxes on income in 2002.

During 2001, the company recognized a pretax charge of $109,893 ($73,628 after tax or $1.03 per diluted share) for expenses related to a corporate-wide realignment program, as well as other charges. Components of the charge were as follows: a special charge of $31,404 against cost of sales related to discontinued products that resulted from a rebalancing of the company’s global manufacturing strategy; realignment charges of $42,269 resulting from staff reductions, the closing of various facilities, the exiting of certain product lines, including the sale of MedSelect and actions taken to further integrate the company’s European operations; $29,861 in losses incurred in the write-off of the InnoVentry investment and related receivables; and $6,360 in other charges included in selling and administrative expense.

Other Income (Expense)

Investment income in 2002 increased by $15,414 or 200.2 percent compared with 2001. Investment income in 2001 included the effect of the InnoVentry write-off of $20,000. Year over year, investment income was negatively affected by lower interest rates and a lower investment portfolio.

Interest expense in 2002 increased by $14,011 or 110.6 percent compared with 2001. The increase over 2001 was primarily the result of a $14,972 interest expense charge, which resulted from the settlement in 2002 of the dispute with the IRS regarding the deductibility of interest on debt related to COLI. Refer to Note 14 to the Consolidated Financial Statement for further details of the COLI settlement. The decrease in interest rates during 2002 and 2001 favorably affected interest expense year over year.

Miscellaneous, net changed $15,806 or 114.5 percent compared with 2001. The majority of the change was due to goodwill amortization. Goodwill amortization expense was zero for 2002 as the company adopted SFAS No. 142. Goodwill amortization expense was $15,354 in 2001.

Taxes on Income

The effective tax rate was 39.5 percent in 2002 as compared with 33.0 percent in 2001. The increased tax rate in 2002 was a direct result of the COLI settlement, which represented 7.5 percent of the 2002 effective tax rate. The details of the reconciliation between the U.S. statutory rate and the company’s effective tax rate are included in Note 14 to the Consolidated Financial Statements.

Net Income

Net income for 2002 was $99,154 and increased $32,261 or 48.2 percent over net income for 2001. Included in net income for 2002 were the effect of the goodwill write-off of $33,147, net of tax, which was recorded as a cumulative effect of a change in accounting principle, and the effect of the COLI settlement of $26,494, net of tax. Included in net income for 2001 was the effect of the corporate-wide realignment program including other charges of $73,628, net of tax.

Segment Revenue and Operating Profit Summary

DNA 2002 net sales of $1,124,681 increased $116,181 or 11.5 percent over 2001 net sales of $1,008,500. The increase in DNA net sales was due to increased service revenue from gains in market share. DI 2002 net sales of $704,277 decreased by $36,392 or 4.9 percent compared with 2001 net sales of $740,669. The decrease in DI net sales was primarily attributable to nonrecurring 2001 euro conversion revenue of $20,325 in EMEA as well as the devaluation of the Brazilian real year over year, partially offset by strong Asia-Pacific revenue growth of $30,176 or 27.3 percent. ES & Other 2002 net sales of $111,205 increased by $100,077 or 899.3 percent compared wiht 2001 net sales of $11,128. The increase in ES & Other net sales was due to the growth in the U.S. election systems business resulting from the 2002 acquisition of DESI. In addition to election systems, the ES & Other segment includes corporate administration costs.

DNA operating profit in 2002 increased by $36,026 or 23.0 percent compared with 2001. The increase was primarily due to efficiencies gained from various internal initiatives. DI operating profit in 2002 increased by $2,278 or 3.3 percent compared with 2001. The increase was primarily attributable to gains in Asia-Pacific, partially offset due to the devaluation of the Brazilian real and the negative impact to EMEA from a weak economic environment and nonrecurring euro conversion revenues in 2001. The significant 2001 operating loss in the ES & Other segment was due to special charges and realignment expense of $89,893.

Refer to Note 17 to the Consolidated Financial Statements for further details of segment revenue and operating profit.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, which addresses consolidation by business enterprises of variable interest entities (VIEs) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (Revised Interpretations) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. The company has one VIE, which is a qualified special purpose subsidiary, DCC Funding LLC as discussed in Note 2 of the Consolidated Financial Statements. This VIE was created in March of 2001 and as a result, VIE’s created prior to February 1, 2003 may be accounted for under the original or revised interpretation’s provisions. The company is accounting for DCCF under the original interpretation. Therefore, FIN 46 and the Revised Interpretations do not have an effect on the company’s financial position, operations or cashflows.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies accounting for derivative instruments and hedging activities under SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 provides guidance relating to decisions made (a) as part of the Derivatives Implementation Group process, (b) in connection with other FASB projects dealing with financial instruments and (c) regarding implementation issues raised in the application of the definition of a derivative and the characteristics of a derivative that contains financing components. SFAS No. 149 is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. The application of this Statement does not have an effect on the company’s financial position, operations or cashflows.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments and Characteristics of both Liabilities and Equity, which requires freestanding financial instruments such as mandatorily redeemable shares, forward purchase contracts and written put options to be reported as liabilities by their issuers as well as related new disclosure requirements. The provisions of SFAS No. 150 are effective for instruments entered into or modified after May 31, 2003 and pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003. The application of this Statement does not have an effect on the company’s financial position, operations or cashflows.

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

In December 2003, the SEC issued Staff Accounting Bulletin No. 104, Revenue Recognition, which clarifies existing SEC guidance regarding revenues for contracts that contain multiple deliverables to make it consistent with EITF Issue No. 00-21. The adoption of SAB 104 did not have a material effect on the company’s company’s financial position, operations or cashflows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company is exposed to foreign currency exchange rate risk inherent in its international operations denominated in currencies other than the U.S. dollar. A hypothetical 10 percent unfavorable movement in the applicable foreign exchange rates would have resulted in a decrease in 2003 year-to-date operating profit of approximately $7,800. The sensitivity model assumes an instantaneous, parallel shift in the foreign currency exchange rates. Exchange rates rarely move in the same direction. The assumption that exchange rates change in an instantaneous or parallel fashion may overstate the impact of changing exchange rates on amounts denominated in a foreign currency.

The company’s risk management strategy uses derivative financial instruments such as forwards to hedge certain foreign currency exposures. The intent is to offset gains and losses that occur on the underlying exposures, with gains and losses on the derivative contracts hedging these exposures. The company does not enter into derivatives for trading purposes.

The company manages interest rate risk with the use of variable rate borrowings under its committed and uncommitted credit facilities and interest rate swaps. Variable rate borrowings under the credit facilities totaled $190,172 at December 31, 2003. A one percent increase or decrease in interest rates would have resulted in an increase or decrease in interest expense of approximately $1,900. The company had no derivative contracts hedging interest rate risk as of December 31, 2003.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Refer to pages 15 through 39.

Consolidated Balance Sheets
At December 31,
(In thousands, except share and per share amounts)

	2003	2002

ASSETS
Current assets
Cash and cash equivalents	$169,951	$155,446
Short-term investments	6,150	7,909
Trade receivables less allowances of $8,713 for 2003 and $7,950 for 2002	558,161	403,498
Inventories	262,039	236,614
Deferred income taxes	42,441	34,725
Prepaid expenses	15,780	16,351
Other current assets	50,637	70,345

Total current assets	1,105,159	924,888

Securities and other investments	47,386	66,151
Property, plant and equipment, at cost	547,858	462,133
Less accumulated depreciation and amortization	294,703	242,500

	253,155	219,633
Deferred income taxes	7,024	2,975
Goodwill	331,646	268,606
Other assets	156,132	142,828

	$1,900,502	$1,625,081

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$190,172	$226,259
Accounts payable	115,133	90,713
Estimated income taxes	48,299	10,924
Deferred income	87,881	86,281
Other current liabilities	177,168	147,974

Total current liabilities	618,653	562,151

Pensions and other benefits	37,815	35,452
Postretirement and other benefits	38,668	35,857
Other long-term liabilities	36,775	36,475
Minority interest	20,353	14,323
Shareholders’ equity
Preferred shares, no par value, authorized 1,000,000 shares, none issued	—	—
Common shares, par value $1.25,
Authorized 125,000,000 shares, issued 73,795,416 and 72,989,492 shares, respectively outstanding 72,649,795 and 72,111,368 shares, respectively	92,244	91,237
Additional capital	159,610	130,995
Retained earnings	982,342	856,808
Treasury shares, at cost (1,145,621 and 878,124 shares, respectively)	(42,562)	(30,191)
Accumulated other comprehensive loss	(43,055)	(102,413)
Other	(341)	(5,613)

Total shareholders’ equity	1,148,238	940,823

	$1,900,502	$1,625,081

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Income
Years Ended December 31,
(In thousands, except per share amounts)

	2003	2002	2001

Net sales
Products	$1,092,896	$992,004	$921,446
Services	1,016,777	948,159	838,851

	2,109,673	1,940,163	1,760,297

Cost of sales
Products	737,201	677,567	634,940
Services	745,331	682,976	607,063

	1,482,532	1,360,543	1,242,003

Gross profit	627,141	579,620	518,294

Selling and administrative expense	303,842	281,758	278,795
Research, development and engineering expense	60,451	56,693	58,321
Realignment charges	—	—	42,269

	364,293	338,451	379,385

Operating profit	262,848	241,169	138,909

Other income (expense)
Investment income (expense)	10,609	7,715	(7,699)
Interest expense	(9,285)	(26,679)	(12,668)
Miscellaneous, net	398	2,000	(13,806)
Minority interest	(7,547)	(5,654)	(4,897)

Income before taxes	257,023	218,551	99,839
Taxes on income	82,247	86,250	32,946

Net income before cumulative effect of a change in accounting principle	174,776	132,301	66,893
Cumulative effect of a change in accounting principle, net of tax	—	33,147	—

Net income	$174,776	$99,154	$66,893

Basic weighted-average number of shares	72,417	71,984	71,524
Diluted weighted-average number of shares	72,924	72,297	71,783
Basic earnings per share:
Income before cumulative effect of a change in accounting principle, net of taxes	$2.41	$1.84	$0.94
Cumulative effect of a change in accounting principle, net of taxes	$—	$(0.46)	—
Net income	$2.41	$1.38	$0.94
Diluted earnings per share:
Income before cumulative effect of a change in accounting principle, net of taxes	$2.40	$1.83	$0.93
Cumulative effect of a change in accounting principle, net of taxes	$—	$(0.46)	$—
Net income	$2.40	$1.37	$0.93

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity
(In thousands, except share amounts)

							Accumulated
	Common Shares					Compre-	Other
						hensive	Compre-
		Par	Additional	Retained	Treasury	Income	hensive
	Number	Value	Capital	Earnings	Shares	(Loss)	Loss	Other	Total

Balance, January 1, 2001	72,019,205	$90,024	$98,530	$784,063	$(15,944)		$(12,658)	$(7,949)	$936,066

Net income				66,893		$66,893			66,893

Translation adjustment						(47,373)			(47,373)
Pensions						(1,628)			(1,628)
Unrealized gain on investment securities						1,213			1,213

Other comprehensive loss						(47,788)	(47,788)

Comprehensive income						$19,105

Stock options exercised	176,395	221	4,860						5,081
Unearned compensation								1,412	1,412
Dividends declared and paid				(45,774)					(45,774)
Treasury shares					(12,780)				(12,780)

Balance December 31, 2001	72,195,600	$90,245	$103,390	$805,182	$(28,724)		$(60,446)	$(6,537)	$903,110

Net income				99,154		$99,154			99,154

Translation adjustment						(39,291)			(39,291)
Pensions						(3,012)			(3,012)
Unrealized gain on investment securities						336			336

Other comprehensive loss						(41,967)	(41,967)

Comprehensive income						$57,187

Stock options exercised	199,406	249	5,668						5,917
Unearned compensation	29,330	37	1,035					924	1,996
Performance shares	48,813	61	1,725						1,786
Global acquisition	516,343	645	19,177						19,822
Dividends declared and paid				(47,528)					(47,528)
Treasury shares					(1,467)				(1,467)

Balance, December 31, 2002	72,989,492	$91,237	$130,995	$856,808	$(30,191)		$(102,413)	$(5,613)	$940,823

Net income				174,776		$174,776			174,776

Translation adjustment						58,294			58,294
Pensions						(610)			(610)
Unrealized gain on investment securities						1,674			1,674

Other comprehensive income						59,358	59,358

Comprehensive income						$234,134

Stock options exercised	662,035	827	22,701						23,528
Unearned compensation	10,000	13	375					5,272	5,660
Performance shares	17,960	22	844						866
DIMS acquisition.....................	115,929	145	4,695						4,840
Dividends declared and paid				(49,242)					(49,242)
Treasury shares					(12,371)				(12,371)

Balance, December 31, 2003	73,795,416	$92,244	$159,610	$982,342	$(42,562)		$(43,055)	$(341)	$1,148,238

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
Years ended December 31,
(In thousands)

	2003	2002	2001

Cash flow from operating activities:
Net income	$174,776	$99,154	$66,893
Adjustments to reconcile net income to cash provided by operating activities:
Minority share of income	7,547	5,654	4,897
Depreciation and amortization	64,301	61,296	80,514
Deferred income taxes	(10,166)	12,980	(27,451)
Loss on sale of assets, net	540	1,168	5,003
Loss on disposal of investment	—	—	20,000
Cumulative effect of accounting change	—	38,859	—
Cash provided (used) by changes in certain assets and liabilities:
Trade receivables	(128,929)	(8,596)	(18,029)
Inventories	(10,541)	4,688	(28,346)
Prepaid expenses	1,585	(3,638)	(8,191)
Other current assets	30,423	24,088	(59,612)
Accounts payable	15,402	(31,698)	12,623
Certain other assets and liabilities	64,961	(40,454)	102,883

Net cash provided by operating activities	209,899	163,501	151,184
Cash flow from investing activities:
Payments for acquisitions, net of cash acquired	(10,611)	(3,682)	(36,767)
Proceeds from maturities of investments	51,134	68,752	96,917
Proceeds from sales of investments	31,505	5,751	13,457
Payments for purchases of investments	(56,974)	(35,033)	(65,711)
Capital expenditures	(48,262)	(37,593)	(59,277)
Rotable spares expenditures	(24,558)	(12,745)	(6,207)
(Increase) decrease in certain other assets	(24,309)	7,700	(77,771)

Net cash used by investing activities	(82,075)	(6,850)	(135,359)
Cash flow from financing activities:
Dividends paid	(49,242)	(47,528)	(45,774)
Notes payable borrowings	447,324	599,513	329,080
Notes payable repayments	(502,153)	(627,127)	(359,266)
Net (payments) proceeds from securitization	(23,252)	(7,421)	79,900
Distribution of affiliates’ earnings to minority interest holder	(359)	(151)	(249)
Issuance of common shares	20,119	7,703	5,081
Repurchase of common shares	(12,371)	(1,467)	(12,780)

Net cash used by financing activities	(119,934)	(76,478)	(4,008)

Effect of exchange rate changes on cash	6,615	1,505	(3,233)
Increase in cash and cash equivalents	14,505	81,678	8,584
Cash and cash equivalents at the beginning of the year	155,446	73,768	65,184

Cash and cash equivalents at the end of the year	$169,951	$155,446	$73,768

Cash paid for:
Income taxes	$40,944	$50,083	$29,918
Short-term interest	5,400	7,455	11,300
Long-term interest	188	356	676

Significant noncash items:
Issuance of common shares for DIMS acquisition	$4,840	—	—
Issuance of common shares for DESI acquisition	—	$19,822	—
Financing arrangement to purchase fixed assets	—	24,862	—
Realignment noncash items	—	—	$82,769

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts and as noted)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The Consolidated Financial Statements include the accounts of the company and its wholly and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Statements of cash flows

For the purpose of the Consolidated Statements of Cash Flows, the company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

International operations

The financial statements of the company’s international operations are measured using local currencies as their functional currencies, with the exception of Venezuela, Mexico, Argentina and Ecuador, which are measured using the U.S. dollar as their functional currency. The company translates the assets and liabilities of its non-U.S. subsidiaries at the exchange rates in effect at year-end and the results of operations at the average rate throughout the year. The translation adjustments are recorded directly as a separate component of shareholders’ equity, while transaction gains (losses) are included in net income. Sales to customers outside the United States approximated 36.9 percent of net sales in 2003, 37.1 percent of net sales in 2002 and 43.3 percent of net sales in 2001.

Financial instruments

The carrying amount of financial instruments, including cash and cash equivalents, trade receivables and accounts payable, approximated their fair value as of December 31, 2003 and 2002 because of the relatively short maturity of these instruments.

Revenue recognition

The company enters into contracts to sell its products and services.

Product Product revenue consists of financial self-service, security and election equipment sales. The majority of financial self-service and security product sales agreements contain standard terms and conditions. Sales agreements pertaining to election equipment sales contain multiple deliverables and custom terms and conditions. Financial self-service and security product revenue is recognized in accordance with the terms of the contract. If customer acceptance occurs at time of delivery to a customer designated warehouse and the customer has assumed risk of loss, product revenue is recognized at time of delivery. If customer acceptance does not occur until after delivery, product revenue is delayed until customer acceptance is obtained.

Service Service revenue primarily consists of billed work, service contract and product installation revenue related to either one-time or ongoing maintenance of financial self-service, security, and election equipment. Revenue related to billed work is recognized upon completion of the service provided. Revenue on service contracts is recognized ratably over the contract period. The financial self- service installation revenue relative to these contracts is recognized upon customer acceptance of the respective equipment.

Election systems Election systems revenue consists of election equipment, software, training, support, installation and maintenance. The election equipment and software components are included in product revenue. The training, support, installation and maintenance components are included in service revenue. The election systems contracts contain multiple deliverable elements and custom terms and conditions. As a result, significant analysis is required to determine the appropriate revenue recognition for each contract, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes and, if so, how the price should be allocated among the deliverable elements and when to recognize revenue for each element. The company recognizes revenue for delivered elements only when the fair values of undelivered elements are known, uncertainties regarding customer acceptance are resolved and there are no customer-negotiated refund or return rights affecting the revenue recognized for delivered elements. Some contracts may contain discounts and, as such, revenue is recognized using the relative fair value method of allocation of revenue to the product and service components of contracts.

Trade receivables

The concentration of credit risk in the company’s trade receivables with respect to financial and government sectors is substantially mitigated by the company’s credit evaluation process and the geographical dispersion of sales transactions from a large number of individual customers. The company maintains allowances for potential credit losses, and such losses have been minimal and within management’s expectations. The allowance for doubtful accounts is estimated based on various factors including revenue, historical credit losses and current trends.

Inventories

Domestic inventories are valued at the lower of cost or market applied on a first-in, first-out basis, and foreign inventories are valued using the average cost method. With the development of new products, the company also rationalizes its product offerings and will write down discontinued product to the lower of cost or net realizable value.

Depreciation and amortization

Depreciation of property, plant and equipment is computed using the straight-line method for financial statement purposes. Accelerated methods of depreciation are used for federal income tax purposes. Amortization of leasehold improvements is based upon the shorter of original terms of the lease or life of the improvement.

Research, development and engineering

Total research, development and engineering costs charged to expense were $60,451, $56,693 and $58,321 in 2003, 2002 and 2001, respectively.

Advertising costs

Advertising costs are expensed as incurred. Total advertising costs charged to expense were $12,086, $12,227 and $12,930 in 2003, 2002 and 2001, respectively.

Other assets

Other assets consist primarily of pension assets, computer software, customer demonstration equipment, deferred tooling, investment in service contracts, retained interest in DCCF, finance receivables and certain other assets. Where applicable, these assets are stated at cost and, if applicable, are amortized ratably over a period of three to five years.

Goodwill

Goodwill is the cost in excess of the net assets of acquired businesses. These assets are stated at cost and, effective January 1, 2002, are no longer amortized, but evaluated at least annually for impairment, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 establishes accounting and reporting standards for acquired goodwill and other intangible assets in that goodwill and other intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. The year ended 2001 earnings per share of $0.93 included goodwill amortization of $10,287, net of tax. Amortization expense related to goodwill was $15,354 for the year ended December 31, 2001. Had goodwill amortization not been recorded in the year ended December 31, 2001, net income would have increased to $77,180; and net income per share to $1.08 on a diluted basis.

Under SFAS No. 142, the company is required to test all existing goodwill for impairment on a “reporting unit” basis. The reporting units were determined on a geographical basis that combines two or more component-level reporting units with similar economic characteristics within a single reporting unit. A fair value approach is used to test goodwill for impairment. An impairment charge is recognized for the amount, if any, by which the carrying amount of goodwill exceeds its implied fair value. Fair values of reporting units and the related implied fair values of their respective goodwill were established using discounted cash flows. When available and as appropriate, comparative market multiples were used to corroborate results of the discounted cash flows.

In June 2002, the company completed the transitional goodwill impairment test in accordance with SFAS No. 142, which resulted in a noncash charge of $38,859 ($33,147 after tax, or $0.46 per share) and is reported in the caption “Cumulative effect of a change in accounting principle” for the year ended December 31, 2002. All of the charge related to the company’s businesses in Latin America and Brazil. The primary factor that resulted in the impairment charge was the difficult economic environment in those markets. No impairment charge was appropriate under previous goodwill impairment standards, which were based on undiscounted cash flows. The company performed annual impairment tests as of November 30, 2003 and 2002 resulting in no impairment.

The changes in carrying amount of goodwill for the years ended December 31, 2003 and 2002 are as follows:

			ES &
	DNA	DI	Other	Total

Balance at January 1, 2002	$25,503	$250,182	$—	$275,685
Transitional impairment loss	—	(38,859)	—	(38,859)
Goodwill of acquired businesses	306	1,474	41,029	42,809
Currency translation adjustment	11	(11,040)	—	(11,029)

Balance at December 31, 2002	$25,820	$201,757	$41,029	$268,606
Goodwill of acquired businesses	844	17,020	5,589	23,453
Currency translation adjustment	264	39,323	—	39,587

Balance at December 31, 2003	$26,928	$258,100	$46,618	$331,646

Deferred income

Deferred income is largely related to service contracts and deferred installation revenue. Service contract revenue is recognized for customer service collections in advance of the period in which the service will be performed and is recognized in income on a straight-line basis over the contract period.

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

In the following chart, the company provides net income and basic earnings per share reduced by the pro forma amounts calculating compensation cost for the company’s fixed stock option plan under the fair value method. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 2003, 2002 and 2001, respectively: risk-free interest rate of 2.8, 4.2 and 4.9 percent; dividend yield of 1.8, 1.9 and 1.7 percent; volatility of 41, 42 and 41 percent; and average expected lives of six years for management and four years for executive management and nonemployee directors. The company’s stock options are accounted for in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. As a result, no compensation expense has been recognized in the “as reported” amounts listed in the table below.

	2003	2002	2001

Net income
As reported	$174,776	$99,154	$66,893
Pro forma	$170,776	$95,956	$64,598
Earnings per share
As reported
Basic	$2.41	$1.38	$0.94
Diluted	$2.40	$1.37	$0.93
Pro forma
Basic	$2.36	$1.33	$0.90
Diluted	$2.34	$1.33	$0.90
Weighted-average fair value of options granted during the year	$12	$13	$11

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

Comprehensive income (loss)

The company displays comprehensive income (loss) in the Consolidated Statements of Shareholders’ Equity and accumulated other comprehensive loss separately from retained earnings and additional capital in the Consolidated Balance Sheets and Statements of Shareholders’ Equity. Items considered to be other comprehensive income (loss) include adjustments made for foreign currency translation (under SFAS No. 52), pensions (under SFAS No. 87) and unrealized holding gains and losses on available-for-sale securities (under SFAS No. 115). Accumulated other comprehensive loss consists of the following:

	2003	2002	2001

Translation adjustment	$(35,810)	$(94,104)	$(54,813)
Pensions less accumulated taxes of $(3,159), $(2,829) and $(1,207), respectively	(7,245)	(6,635)	(3,623)
Unrealized losses on investment securities less accumulated taxes of $0, $550 and $533, respectively	—	(1,674)	(2,010)

	$(43,055)	$(102,413)	$(60,446)

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

NOTE 2: SECURITIZATIONS

On March 30, 2001, Diebold Credit Corporation (DCC), a wholly owned consolidated subsidiary, entered into an agreement to sell, on an ongoing basis, a pool of its lease receivables to a wholly owned, unconsolidated, qualified special purpose subsidiary, DCC Funding LLC (DCCF). DCC sold $95,610 of lease receivables on March 30, 2001 to DCCF. Under a 364-day facility agreement, DCCF sold and, subject to certain conditions, may from time to time sell an undivided fractional ownership interest in the pool of receivables to a multi-seller receivables securitization company (Conduit). Upon sale of the receivables to the Conduit, DCCF holds a subordinated interest in the receivables and services as well as administers and collects the receivables. DCCF and the Conduit have no recourse to DCC’s other assets for failure of debtors to pay when due.

DCC has a retained interest in the transferred receivables in the form of a note receivable from DCCF to the extent that they exceed advances to DCCF by the Conduit. DCC initially and subsequently measures the fair value of the retained interest at management’s best estimate of the discounted expected future cash collections on the transferred receivables. Actual cash collections may differ from these estimates and would directly affect the fair value of the retained interests. The initial transaction on March 31, 2001 resulted in DCC receiving proceeds from securitization of $71,400. DCC recorded an after-tax gain of $2,300 on the sale of the receivables. Subsequent sales of lease receivables totaling $1,931 and $10,689 resulted in additional cash proceeds of $248 and $8,500 for the years ended December 31, 2003 and 2002, respectively. Gains incurred as a result of the sales were immaterial. The fair value of the retained interest of $2,096 and $8,236 were included in other assets in the Consolidated Balance Sheets as of December 31, 2003 and 2002.

NOTE 3: INVESTMENT SECURITIES

At December 31, 2003 and 2002, the investment portfolio was classified as available-for-sale. The marketable debt and equity securities are stated at fair value. The fair value of securities and other investments is estimated on quoted market prices. The company’s investment securities, excluding the cash surrender value of insurance contracts of $47,386 and $44,691 as of December 31, 2003 and 2002, respectively, are summarized as follows:

	Amortized	Unrealized	Fair
	Cost Basis	Gain/(Loss)	Value

As of December 31, 2003
Short-term investments due within one year:
Certificates of deposit	$6,150	$—	$6,150

Securities and other investments due after one through five years	$—	$—	$—

As of December 31, 2002
Short-term investments due within one year:
Tax-exempt municipal bonds	$3,146	$43	$3,189
Certificates of deposit and other investments	4,720	—	4,720

	$7,866	$43	$7,909

Securities and other investments due after one through five years:
Equity securities	$22,627	$(1,167)	$21,460

Realized gains (losses) from the sale of securities were $220, $(1,033) and $(865) in 2003, 2002 and 2001, respectively. Proceeds from the sale of available-for-sale securities were $31,505, $5,751 and $13,457 in 2003, 2002 and 2001, respectively. Gains and losses are determined using the specific identification method.

NOTE 4: INVENTORIES

Major classes of inventories at December 31 are summarized as follows:

	2003	2002

Finished goods	$41,163	$59,781
Work in process and service parts	191,320	143,754
Raw materials	29,556	33,079

	$262,039	$236,614

NOTE 5: PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment, at cost less accumulated depreciation, at December 31:

	2003	2002

Land and land improvements	$7,271	$7,328
Buildings	86,967	83,910
Machinery and equipment	269,626	247,716
Rotable spares	100,043	66,555
Leasehold improvements	7,777	7,507
Construction in progress	76,174	49,117

	$547,858	$462,133
Less accumulated depreciation	(294,703)	(242,500)

	$253,155	$219,633

The Oracle global information technology platform of $58,867 and $36,025 as of December 31, 2003 and 2002, respectively, was included in construction in progress. During 2003, 2002, and 2001, depreciation expense, computed on a straight-line basis over the estimated useful lives of the related assets, was $49,653, $42,124 and $45,453, respectively.

NOTE 6: FINANCE RECEIVABLES

The components of finance receivables for the net investment in sales-type leases are as follows:

	2003	2002

Total minimum lease receivable	$34,483	$27,131
Estimated unguaranteed residual values	224	176

	34,707	27,307
Less:
Unearned interest income	(3,505)	(2,761)
Unearned residuals	(44)	(33)

	(3,549)	(2,794)

	$31,158	$24,513

Future minimum lease receivables due from customers under sales-type leases as of December 31, 2003 are as follows:

2004	$17,602
2005	7,964
2006	3,804
2007	2,553
2008	2,294
Thereafter	266

$34,483

NOTE 7: SHORT-TERM FINANCING

The company’s short-term financing is as follows:

	2003	2002

Revolving euro loans[1]	$96,984	$111,297
Revolving US dollar loans	87,196	105,081
Revolving Australian dollar loans[2]	5,992	9,881

	$190,172	$226,259

1 77,267 euro (€) borrowing translated at the applicable 12/31/2003 spot rate; €106,200 borrowing translated at the applicable 12/31/2002 spot rate.

2 8,000 Australian dollar (AUD) borrowing translated at the applicable 12/31/2003 spot rate; AUD 17,500 borrowing translated at the applicable 12/31/2002 spot rate.

The company has available credit facilities with domestic and foreign banks for various purposes. The amount of committed loans at December 31, 2003 that remained available was $109,008, €72,733 ($91,293 translated) and 27,500 Brazilian real ($9,518 translated). In addition to the committed lines of credit, $50,000 in uncommitted lines of credit was available as of December 31, 2003.

The average short-term rate on the bank credit lines was 2.36 percent, 3.01 percent and 4.90 percent at December 31, 2003, 2002 and 2001, respectively. Interest on short-term financing charged to expense for the year ended December 31 was $6,710, $7,462 and $10,653 for 2003, 2002 and 2001, respectively.

The company’s short-term financing agreements contain various restrictive covenants, including net debt to capitalization and interest coverage ratios. As of December 31, 2003, the company is in compliance with all restrictive covenants.

NOTE 8: REALIGNMENT, SPECIAL AND OTHER CHARGES

During 2001, the company recognized a pretax charge of $109,893 ($73,628 after tax or $1.03 per diluted share) for expenses related to a corporate-wide realignment program as well as other charges. Components of the charge were as follows: a special charge of $31,404 against cost of sales related to discontinued products that resulted from a rebalancing of the company’s global manufacturing strategy; realignment charges of $42,269 resulting from staff reductions, the closing of various facilities, the exiting of certain product lines, including the sale of MedSelect and actions taken to further integrate the company’s European operations; $29,861 in losses incurred in the write-off of the InnoVentry investment and related receivables; and $6,360 in other charges, which are included in selling and administrative expense.

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

During 2001, losses incurred due to the write-off of the InnoVentry investment amounted to $20,000, which is reflected in investment expense. InnoVentry engaged in the development and deployment of self-service check cashing technology. Due to a depletion of its capital resources, InnoVentry ceased operations in the third quarter of 2001. This prompted the company to write off its investment as well as certain receivables amounting to $9,861, which were charged to selling and administrative expense. The remainder of the other charges, totaling $6,360, was principally related to costs associated with bad debt write-offs, loss contingencies and other miscellaneous charges and were included in selling and administrative expense.

Approximately $82,769 of the $109,893 realignment, special and other charges incurred in 2001 were noncash items. Realignment expense of $697 remained accrued as of December 31, 2002. The remainder of the realignment accrual was paid out in 2003.

The following table shows the realignment charge and accrual and related activity:

	Employee	Asset Write-Down
	Costs	& Facility Closing	Other	Total

Beginning accrual at commencement of plan	$13,052	$12,072	$2,000	$27,124
2001 Activity	(7,602)	(12,072)	(2,000)	(21,674)

Balance, December 31, 2001	5,450	—	—	5,450
2002 Activity	(4,753)	—	—	(4,753)

Balance, December 31, 2002	$697	—	—	$697
2003 Activity	(697)	—	—	(697)

Balance, December 31, 2003	$—	—	—	$—

Noncash Realignment and Special Charges Expensed
2001 Activity	$8,481	$40,067	$34,221	$82,769
Total Realignment and Special Charges
2001 Activity	$21,533	$52,139	$36,221	$109,893

NOTE 9: OTHER LONG-TERM LIABILITIES

Included in other long-term liabilities are bonds payable and a financing agreement. Bonds payable at December 31 consisted of the following:

	2003	2002

Industrial Development Revenue Bond due January 1, 2017	$5,800	$5,800
Industrial Development Revenue Bond due April 1, 2017	—	7,500
Industrial Development Revenue Bond due June 1, 2017	7,500	7,500

	13,300	20,800
Less: current bonds payable	—	7,500

Long-term bonds payable	$13,300	$13,300

In 1997, three industrial development revenue bonds were issued on behalf of the company. The proceeds from the bond issuances were used to construct new manufacturing facilities in the United States. The company guaranteed the payments of principal and interest on the bonds by obtaining letters of credit. Each industrial development revenue bond carries a variable interest rate, which is reset weekly by the remarketing agents. The company is in compliance with the covenants of its loan agreements and believes that the covenants will not restrict its future operations. One of the manufacturing facilities was disposed of in 2002, causing one of the bonds to become due April 1, 2003. As a result, this bond was classified as other current liabilities as of December 31, 2002.

A financing agreement was entered into in July 2002 with Fleet Business Credit, LLC in order to finance the purchase of an Oracle global information technology platform. The financing agreement was for $24,862, payable in quarterly installments of $2,128, which includes interest at 5.75 percent, through May 2007. The outstanding balance of the financing agreement was $15,496 and $21,157 as of December 31, 2003 and 2002, respectively. Interest paid was $1,043 and $550 in 2003 and 2002, respectively.

NOTE 10: SHAREHOLDERS’ EQUITY

On the basis of amounts declared and paid, the annualized quarterly dividends per share were $0.68, $0.66 and $0.64 in 2003, 2002 and 2001, respectively.

Fixed stock options

Under the 1991 Equity and Performance Incentive Plan (1991 Plan) as amended and restated, common shares are available for grant of options at a price not less than 85 percent of the fair market value of the common shares on the date of grant. The exercise prices of options granted since January 1, 1995 have been equal to the market price at the grant date, and, accordingly, no compensation cost has been recognized. In general, options are exercisable in cumulative annual installments over five years, beginning one year from the date of grant. In February 2001, the 1991 Plan was amended to extend the term of the 1991 Plan for ten years beginning April 2, 2001 and increase the numbers of shares available in the Plan by 3,000,000 in addition to other miscellaneous administrative matters. The number of common shares that may be issued or delivered pursuant to the 1991 Plan is 6,611,623, of which 2,920,290 shares were available for issuance at December 31, 2003. The 1991 Plan will expire on April 2, 2011.

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

The following is a summary with respect to options outstanding at December 31, 2003, 2002 and 2001, and activity during the years then ended:

	2003		2002		2001

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at the beginning of year	2,809,014	$32	2,738,270	$32	2,405,105	$31
Options granted	750,924	37	747,600	37	581,900	29
Options exercised	(662,453)	28	(199,406)	24	(176,625)	17
Options expired or forfeited	(75,860)	35	(477,450)	41	(72,110)	34

Outstanding at the end of year	2,821,625	$34	2,809,014	$32	2,738,270	$32

Options exercisable at end of year	1,255,820		1,326,194		1,626,220

The following table summarizes pertinent information regarding fixed stock options outstanding and options exercisable at December 31, 2003:

	Options Outstanding			Options Exercisable

		Weighted-
		Average
	Number	Remaining	Weighted-	Number	Weighted-
	of	Contractual	Average	of	Average
	Options	Life	Exercise	Options	Exercise
Range of Exercise Prices	Outstanding	(in Years)	Price	Exercisable	Price

$15 - 23	266,335	5.36	$21.86	179,175	$21.36
24 - 35	845,215	5.59	30.17	557,680	30.68
36 - 55	1,710,075	7.58	38.00	518,965	41.11

	2,821,625	6.78	$34.13	1,255,820	$33.66

Restricted share grants

The 1991 Plan provides for the issuance of restricted shares to certain employees. No restricted shares were issued during the year ended December 31, 2003 and 25,830 restricted shares were outstanding as of December 31, 2003. The shares are subject to forfeiture under certain circumstances. Unearned compensation representing the fair market value of the shares at the date of grant will be charged to income over the three- to seven-year vesting period. During 2003, 2002 and 2001, $5,031, $1,922 and $1,412 was charged to expense relating to the 1991 Plan.

Performance share grants

The 1991 Plan provides for the issuance of common shares to certain employees based on certain management objectives, as determined by the Board of Directors each year. Each performance share that is earned out entitles the holder to the then current value of one common share. All of the management objectives are calculated over a three-year period. No amount is payable unless the management objectives are met. During 2003 and 2002, 258,570 and 203,706 performance shares were granted, respectively, to certain employees. The compensation cost charged against income for the performance-based share plan was $8,677, $1,240 and $3,750 in 2003, 2002 and 2001, respectively.

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

	2003	2002	2001

Numerator:
Income available to common shareholders used in basic and diluted earnings per share	$174,776	$99,154	$66,893
Denominator:
Weighted average number of common shares used in basic earnings per share	72,417	71,984	71,524
Effect of dilutive fixed stock options	507	313	259

Weighted-average number of common shares and dilutive potential common shares used in diluted earnings per share	72,924	72,297	71,783

Basic earnings per share	$2.41	$1.38	$0.94
Diluted earnings per share	$2.40	$1.37	$0.93

Fixed stock options on 195, 530 and 1,303 common shares in 2003, 2002 and 2001, respectively, were not included in computing diluted earnings per share, because their effects were antidilutive.

NOTE 12: BENEFIT PLANS

The company has several pension plans covering substantially all United States employees. Plans covering salaried employees provide pension benefits that are based on the employee’s compensation during the 10 years before retirement. The company’s funding policy for salaried plans is to contribute annually if required at an actuarially determined rate. Plans covering hourly employees and union members generally provide benefits of stated amounts for each year of service. The company’s funding policy for hourly plans is to make at least the minimum annual contributions required by applicable regulations. Employees of the company’s operations in countries outside of the United States participate to varying degrees in local pension plans, which in the aggregate are not significant.

In addition to providing pension benefits, the company provides healthcare and life insurance benefits (referred to as Other Benefits) for certain retired employees. Eligible employees may be entitled to these benefits based upon years of service with the company, age at retirement and collective bargaining agreements. Currently, the company has made no commitments to increase these benefits for existing retirees or for employees who may become eligible for these benefits in the future. Currently there are no plan assets and the company funds the benefits as the claims are paid.

The postretirement benefit obligation was determined by application of the terms of medical and life insurance plans together with relevant actuarial assumptions and healthcare cost trend rates. The company uses a September 30 measurement date for its pension and other benefits.

The following table sets forth the change in benefit obligation, change in plan assets, funded status, Consolidated Balance Sheet presentation and relevant assumptions for the company’s defined benefit pension plans and other benefits at December 31:

	Pension Benefits		Other Benefits

	2003	2002	2003	2002

Change in benefit obligation
Benefit obligation at beginning of year	$298,927	$280,622	$28,074	$35,933
Service cost	10,255	9,118	59	48
Interest cost	19,765	19,918	1,791	2,038
Amendments	161	98	—	(3,485)
Actuarial loss (gain)	28,331	992	3,811	(2,836)
Benefits paid	(11,718)	(11,393)	(3,454)	(3,624)
Expenses paid	(340)	(595)	—	—
Curtailments	(13)	—	45	—
Settlements	(66)	—	(1,154)	—
Other	307	167	—	—

Benefit obligation at end of year	$345,609	$298,927	$29,172	$28,074

Change in plan assets
Fair value of plan assets at beginning of year	$249,737	$286,308	$—	$—
Actual return on plan assets	47,602	(25,902)	—	—
Employer contribution	8,497	1,319	3,454	3,624
Benefits paid	(11,718)	(11,393)	(3,454)	(3,624)
Expenses paid	(340)	(595)	—	—

Fair value of plan assets at end of year	$293,778	$249,737	$—	$—

Funded status
Funded status	$(51,831)	$(49,190)	$(29,172)	$(28,074)
Unrecognized net actuarial loss	73,357	64,063	9,296	7,242
Unrecognized prior service cost (benefit)	4,700	5,909	(2,954)	(3,288)
Unrecognized initial transition asset	(2,153)	(3,648)	—	—

Prepaid (accrued) pension cost	$24,073	$17,134	$(22,830)	$(24,120)

Amounts recognized in Balance Sheets
Prepaid benefit cost	$49,792	$40,884	$—	$—
Accrued benefit cost	(39,012)	(36,738)	(22,830)	(24,120)
Intangible asset	2,889	3,524	—	—
Accumulated other comprehensive income	10,404	9,464	—	—

Net amount recognized	$24,073	$17,134	$(22,830)	$(24,120)

	Pension Benefits			Other Benefits

	2003	2002	2001	2003	2002	2001

Components of Net Periodic Benefit Cost
Service cost	$10,255	$9,118	$7,867	$59	$48	$44
Interest cost	19,765	19,918	18,303	1,791	2,038	1,979
Expected return on plan assets	(28,154)	(31,923)	(31,117)	—	—	—
Amortization of prior service cost	1,224	1,355	1,162	(295)	(196)	—
Amortization of initial transition asset	(1,495)	(1,495)	(1,545)	—	—	—
Recognized net actuarial (gain) loss	(372)	(2,188)	(3,992)	497	428	101
Curtailment loss	156	—	—	6	—	—
Settlement (gain) loss	(72)	—	—	107	—	—

Net periodic pension benefit cost	1,307	(5,215)	(9,322)	2,165	2,318	2,124
One-time early retirement expense	—	—	4,507	—	—	2,495

Total, less one-time early retirement expense	$1,307	$(5,215)	$(4,815)	$2,165	$2,318	$4,619

In 2001, as a part of the corporate realignment plan, the company offered a Voluntary Early Retirement Program (VERP) to qualifying employees, which resulted in a one-time additional charge of $4,507 in pension and $2,495 in other benefits expense.

	December 31

Information for pension plans with an
accumulated benefit obligation in excess
of plan assets	2003	2002

Projected benefit obligation	58,739	53,852
Accumulated benefit obligation	56,034	51,976
Fair value of plan assets	17,004	15,337

Minimum liabilities have been recorded in 2003 and 2002 for the plans whose total accumulated benefit obligation exceeded the fair value of the plan’s assets. The accumulated benefit obligation for all defined benefit pension plans was $308,284 and $267,510 at December 31, 2003 and 2002, respectively.

Additional Information

	Pension Benefits		Other Benefits

	2003	2002	2003	2002

Increase in minimum liability included in other comprehensive income	$610	$3,012	N/A	N/A

Assumptions

Weighted-average assumptions used to
determine benefit obligations at December 31
Discount rate	6.25%	6.75%	6.25%	6.75%
Rate of compensation increase	3.00%	3.00%

Weighted-average assumptions used to
determine net periodic benefit cost for years
ended December 31
Discount rate	6.75%	7.25%	6.75%	7.25%
Expected long-term return on plan assets	8.50%	9.50%
Rate of compensation increase	3.00%	5.00%

The discount rate assumptions were determined based on current investment yields on AA-rated corporate long-term bonds. The expected long-term rate of return assumptions were determined, on a weighted basis, based on the expected return of the various asset classes held by the trust. The rate of compensation increase assumptions reflect the company’s long-term actual experience and future and near-term outlook

Assumed healthcare cost trend rates at
December 31	2003	2002

Healthcare cost trend rate assumed for next year	7.85%	8.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.75%	4.75%
Year that rate reaches ultimate trend rate	2009	2009

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

	One-Percentage-Point	One-Percentage-Point
	Increase	Decrease

Effect on total of service and interest cost	$125	$(112)
Effect on postretirement benefit obligation	1,725	(1,543)

Plan Assets

The company’s pension weighted-average asset allocations at December 31, 2003 and 2002, and target allocation for 2004, by asset category are as follows:

		Percentage of Pension
		Plan Assets at December 31

	Target
	Allocation
Asset Category	2004	2003	2002

Equity securities	60 – 80%	67%	63%
Debt securities	20 – 40%	33%	37%

Total		100%	100%

Cash Flows

The company expects to contribute $1,513 to its pension plans and $3,313 to its other postretirement benefit plan in 2004.

Retirement Savings Plan

The company offers an employee 401(k) Savings Plan (Savings Plan) to encourage eligible employees to save on a regular basis by payroll deductions, and to provide them with an opportunity to become shareholders of the company. Effective July 1, 2003, a new enhanced benefit to the Savings Plan became effective. All new salaried employees hired on or after July 1, 2003 are provided with an employer basic matching contribution in the amount of 100 percent of the first three percent of eligible pay and 50 percent of the next three percent of eligible pay. This new enhanced benefit is in lieu of participation in the pension plan for salaried employees. For employees hired prior to July 1, 2003, the company matched 60 percent of participating employees’ first 3 percent of contributions and 30 percent of participating employees’ second 3 percent of contributions. Total company match was $7,129, $6,813 and $6,100 in 2003, 2002 and 2001, respectively.

NOTE 13: LEASES

The company’s future minimum lease payments due under operating leases for real and personal property in effect at December 31, 2003 are as follows:

		Real	Vehicles and
Expiring	Total	Estate	Equipment

2004	$45,277	$19,192	$26,085
2005	38,551	15,789	22,762
2006	29,474	13,339	16,135
2007	17,430	10,517	6,913
2008	10,689	8,876	1,813
Thereafter	11,685	11,684	1

	$153,106	$79,397	$73,709

Rental expense under all lease agreements amounted to approximately $47,202, $44,474 and $40,032 for 2003, 2002 and 2001, respectively.

NOTE 14: INCOME TAXES

Income tax expense attributable to income from continuing operations consists of:

	2003	2002	2001

Federal and international
Current	$85,828	$65,441	$55,155
Deferred	(8,320)	11,796	(25,465)

	$77,508	$77,237	$29,690
State and local
Current	$8,202	$6,389	$5,027
Deferred	(3,463)	2,624	(1,771)

	4,739	9,013	3,256

Total income tax expense	$82,247	$86,250	$32,946

In addition to the 2003 income tax expense of $82,247, certain income tax benefits of $4,657 were allocated directly to shareholders’ equity.

A reconciliation of the difference between the U.S. statutory tax rate and the effective tax rate is as follows:

	2003	2002	2001

Statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	1.2	1.8	2.1
Non-US income taxes	(3.4)	—	—
Exempt income	—	(1.7)	(4.3)
Insurance contracts	(0.5)	(1.9)	(1.0)
IRS COLI settlement	—	7.5	—
Other	(0.3)	(1.2)	1.2

Effective tax rate	32.0%	39.5%	33.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the company’s deferred tax assets and liabilities are as follows:

	2003	2002

Deferred Tax Assets:
Postretirement benefits	$23,093	$21,272
Accrued expenses	20,000	12,317
Capital losses	9,496	9,496
Inventory	8,449	6,834
Realignment charges	—	1,553
Deferred revenue	9,403	865
Net operating loss carryforwards	5,634	8,451
State deferred taxes	6,301	2,838
Other assets	5,115	6,271
Other	9,495	6,204

	96,986	76,101
Valuation allowance	(4,029)	(1,971)

Net deferred tax assets	$92,957	$74,130

Deferred Tax Liabilities:
Pension	$20,356	$16,723
Property, plant and equipment	11,289	7,467
Finance receivables	4,250	6,774
Other	7,597	5,466

Net deferred tax liabilities	43,492	36,430

Net deferred tax asset	$49,465	$37,700

At December 31, 2003, the company’s international subsidiaries had deferred tax assets relating to net operating loss carryforwards of $5,634, which expire in years 2005 through 2013. The company recorded a valuation allowance to reflect the estimated amount of deferred tax assets that, more likely than not, will not be realized. The valuation allowance relates to certain international net operating losses and other international deferred tax assets.

During 2002, the company accepted an offer by the IRS to settle its previously disclosed dispute on a claim concerning the deductibility of interest on corporate-owned life insurance from 1990 to 1998. This resulted in an after-tax charge of $26,494. As of December 31, 2002, the company paid approximately $34,000 related to this claim and received a refund of approximately $8,300 in 2003. No other years after 1998 are subject to this claim. Of the $26,494, net of tax charge, $14,972 ($10,454, net of tax) was charged to interest expense and $16,040 was charged to taxes on income.

NOTE 15: COMMITMENTS AND CONTINGENCIES

At December 31, 2003, the company was a party to several lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the company’s financial position or results of operations. In management’s opinion, the financial statements would not be materially affected by the outcome of any present legal proceedings, commitments, or asserted claims.

NOTE 16: GUARANTEES AND PRODUCT WARRANTIES

The company has applied the provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, to its agreements that contain guarantees or indemnification clauses. These disclosure requirements expand those required by FASB Statement No. 5, Accounting for Contingencies, by requiring a guarantor to disclose certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote. The following is a description of arrangements in effect as of December 31, 2003 in which the company is the guarantor.

In connection with the construction of three of its manufacturing facilities, the company guaranteed repayment of principal and interest on a total of $20,800 variable rate industrial development revenue bonds by obtaining letters of credit. The bonds were issued with a 20-year original term and are scheduled to mature in 2017. However, one of the manufacturing facilities was sold in 2002, which caused the company to repay $7,500 of bonds outstanding on April 1, 2003. Any default, as defined in the agreements, would obligate the company for the full amount of the outstanding bonds through maturity. At December 31, 2003, the carrying value of the liability was $13,300.

The company provides its global operations guarantees and standby letters of credit through various financial institutions to suppliers, regulatory agencies and insurance providers. If the company is not able to make payment, the suppliers, regulatory agencies and insurance providers may draw on the pertinent bank. At December 31, 2003, the maximum future payment obligations relative to these various guarantees totaled $25,724, of which $15,141 represented standby letters of credit to insurance providers, and no associated liability was recorded.

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

Balance at January 1, 2003	$11,035
Current period accruals	17,871
Accrual adjustments to reflect actual experience	—
Current period settlements	(16,810)

Balance at December 31, 2003	$12,096

NOTE 17: SEGMENT INFORMATION

The company’s segments are comprised of its three main sales channels: Diebold North America (DNA), Diebold International (DI) and Election Systems and Other (ES & Other). These sales channels are evaluated based on revenue from customers and operating profit contribution to the total corporation. A reconciliation between segment information and the Consolidated Financial Statements is disclosed. Revenue by geography and revenue by product and service solutions are also disclosed. All income and expense items below operating profit are not allocated to the segments and are not disclosed.

The DNA segment sells financial and retail systems and also services financial, retail and medical systems in the United States and Canada. The DI segment sells and services financial and retail systems over the remainder of the globe. The segment called ES & Other includes the operating results of DESI as well as corporate administrative costs. Each of the sales channels buys the goods it sells from the company’s manufacturing plants through intercompany sales that are eliminated in consolidation, and intersegment revenue is not significant. Each year, intercompany pricing is agreed upon that drives sales channel operating profit contribution. As permitted under SFAS 131, certain information not routinely used in the management of these segments, information not allocated back to the segments or information that is impractical to report is not shown. Items not allocated are as follows: interest income, interest expense, equity in the net income of investees accounted for by the equity method, income tax expense or benefit, extraordinary items, significant noncash items and other noncurrent assets.

	DNA	DI	ES & Other	Total

2003 Segment Information by Channel
Customer revenues	$1,256,679	$752,592	$100,402	$2,109,673
Operating profit (loss)	208,660	80,759	(26,571)	262,848
Capital and rotable expenditures	19,067	28,096	25,657	72,820
Depreciation	17,570	18,570	13,513	49,653
Property, plant and equipment	225,452	155,730	166,676	547,858

	DNA	DI	ES & Other	Total

2002 Segment Information by Channel
Customer revenues	$1,124,681	$704,277	$111,205	$1,940,163
Operating profit (loss)	192,403	70,495	(21,729)	241,169
Capital and rotable expenditures	24,020	14,539	11,779	50,338
Depreciation	18,347	13,737	10,040	42,124
Property, plant and equipment	211,006	102,939	148,188	462,133

2001 Segment Information by Channel
Customer revenues	$1,008,500	$740,669	$11,128	$1,760,297
Realignment, special and other charges	—	—	(89,893)	(89,893)
Operating profit (loss)	156,377	68,217	(85,685)	138,909
Capital and rotable expenditures	22,103	40,987	2,394	65,484
Depreciation	21,139	16,473	7,841	45,453
Property, plant and equipment	207,344	94,468	111,241	413,053

	2003	2002	2001

Geographic Revenue Summary
The Americas	$1,611,749	$1,517,374	$1,337,695
Asia-Pacific	178,118	140,856	110,680
Europe, Middle East and Africa	319,806	281,933	311,922
Total Revenue	$2,109,673	$1,940,163	$1,760,297

Total Revenue Domestic versus International
Domestic	$1,331,065	$1,220,932	$998,945
Percentage of total revenue	63.1%	62.9%	56.7%
International	778,608	719,231	761,352
Percentage of total revenue	36.9%	37.1%	43.3%
Total Revenue	$2,109,673	$1,940,163	$1,760,297

Total Revenue by Product and Service Solutions
Financial self-service:
Products	$752,991	$689,646	$756,927
Services	748,023	707,989	648,522

Total financial self-service	1,501,014	1,397,635	1,405,449
Security:
Products	253,113	197,635	150,694
Services	255,364	233,889	183,295

Total security	508,477	431,524	333,989

Total financial self-service and security	2,009,491	1,829,159	1,739,438
Election systems	100,182	111,004	2,131

Total excluding MedSelect and InnoVentry	2,109,673	1,940,163	1,741,569
MedSelect and InnoVentry	—	—	18,728

Total Revenue	$2,109,673	$1,940,163	$1,760,297

The company had no customers that accounted for more than 10 percent of total net sales in 2003, 2002 and 2001.

NOTE 18: ACQUISITIONS

All of the acquisitions are accounted for as purchase business combinations and, accordingly, the purchase price has been allocated to identifiable tangible and intangible assets acquired and liabilities assumed for each acquisition, based upon their respective fair values, with the excess allocated to goodwill.

The company paid a combination of $4,840 of company stock and $10,611, net of cash acquired, in 2003 for the following:

•	In November 2003, the company acquired Licent Information Technology (LIT), its sales and service distributor in Taiwan since 1999. LIT was integrated within the operations of the company’s Diebold Pacific Limited branch office in Taiwan.

•	In September 2003, the company acquired Cardinal Brothers Manufacturing & Operations, Pty. Ltd. Based in Victoria, Australia, Cardinal had been the company’s business partner since 1999 in manufacturing the rising screen technology for financial institutions and government authorities. This acquisition was integrated into Diebold Australia, the company’s wholly owned subsidiary.

•	In September 2003, the company acquired Vangren Technology, Pty. Ltd. Based in Melbourne, Australia, Vangren specializes in the sales, service and installation of electronic security solutions throughout Australia and New Zealand. Upon acquisition, Vangren became a wholly owned subsidiary of Diebold Australia, Pty. Ltd.

•	In June 2003, the company acquired QSI Security, Inc., a specialized integrator and installer of security equipment to customers based in the northeastern region of the United States. This acquisition has been integrated into the company’s Diebold North America security solutions group.

•	In May 2003, the company acquired the remaining 50 percent equity of Diebold HMA Private Ltd., held by HMA Data Systems Private Ltd., headquartered in Chennai, India. After the acquisition, this joint-venture sales and service organization became a wholly owned subsidiary of the company and the headquarters was moved to Mumbai, India.

•	In January 2003, the company acquired Data Information Management Systems, Inc. (DIMS), one of the largest voter registration systems companies in the United States. DIMS was integrated within DESI.

The results of these acquisitions were included in the operating results of the company for the year ended December 31, 2003 and are not material.

In January 2002, the company announced the acquisition of Global Election Systems, Inc. (GES), now known as Diebold Election Systems, Inc. (DESI), a manufacturer and supplier of electronic voting terminals and solutions. GES was acquired with a combination of cash and stock for a total purchase price of $24,667. A cash payment of $4,845 was made in January 2002 with the remaining purchase price being paid with company stock valued at $19,822. Goodwill and other intangibles acquired in the transaction amounted to $41,029. DESI reported revenue of $111,004 for the year ended December 31, 2002. The acquisition was accretive to earnings per share and operating profit.

NOTE 19: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

The company records all derivatives on the balance sheet at fair value. For derivative instruments not designated as hedging instruments, changes in their fair values are recognized in earnings in the current period. Results from settling the company’s forward contracts were not material to the financial statements as of December 31, 2003 and 2002, respectively.

NOTE 20: QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

See “Comparison of Selected Quarterly Financial Data (Unaudited)” on page 37 of this Annual Report on form 10-K.

Independent Auditors’ Report

The Board of Directors and Shareholders
Diebold, Incorporated

We have audited the accompanying consolidated balance sheets of Diebold, Incorporated and subsidiaries (Company) as of December 31, 2003 and 2002 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diebold, Incorporated and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ KPMG LLP

KPMG LLP
Cleveland, Ohio
January 28, 2004

Comparison of Selected Quarterly Financial Data (Unaudited)
(In thousands, except per share amounts)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter

	2003	2002	2003	2002	2003	2002	2003	2002

Net sales	$410,154	$401,046	$480,870	$483,489	$570,239	$529,799	$648,410	$525,829
Gross profit	124,193	117,847	142,480	147,442	167,859	155,864	192,609	158,467
Net income before cumulative effect of a change in accounting principle	25,900	26,501	41,344	39,789	48,289	44,080	59,243	21,931
Cumulative effect of a change in accounting principle	—	(33,147)	—	—	—	—	—	—

Net income*	25,900	(6,646)	41,344	39,789	48,289	44,080	59,243	21,931

Basic earnings per share:*
Income before cumulative effect of a change in accounting principle	0.36	0.37	0.57	0.55	0.67	0.61	0.82	0.30
Cummulative effect of a change in accounting principle	—	(0.46)	—	—	—	—	—	—

Net income	0.36	(0.09)	0.57	0.55	0.67	0.61	0.82	0.30

Diluted earnings per share:*
Income before cumulative effect of a change in accounting principle	0.36	0.37	0.57	0.55	0.66	0.61	0.81	0.30
Cummulative effect of a change in accounting principle	—	(0.46)	—	—	—	—	—	—

Net income	0.36	(0.09)	0.57	0.55	0.66	0.61	0.81	0.30

*     The sums of the quarterly figures do not equal annual figures due to rounding or differences in the weighted-average number of shares outstanding during the respective periods.

See Note 20 to Consolidated Financial Statements and 5-Year Summary 2003-1999.

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

/s/ Gregory T. Geswein

Gregory T. Geswein
Senior Vice President and Chief Financial Officer

Forward-Looking Statement Disclosure

In the company’s written or oral statements, the use of the words “believes,” “anticipates,” “expects” and similar expressions is intended to identify forward-looking statements that have been made and may in the future be made by or on behalf of the company, including statements concerning future operating performance, the company’s share of new and existing markets, and the company’s short- and long-term revenue and earnings growth rates. Although the company believes that its outlook is based upon reasonable assumptions regarding the economy, its knowledge of its business, and on key performance indicators, which affect the company, there can be no assurance that the company’s goals will be realized. The company is not obligated to report changes to its outlook. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The uncertainties faced by the company could cause actual results to differ materially from those anticipated in forward-looking statements. These include, but are not limited to:

•	competitive pressures, including pricing pressures and technological developments;

•	changes in the company’s relationships with customers, suppliers, distributors and/or partners in its business ventures;

•	changes in political, economic or other factors such as currency exchange rates, inflation rates, recessionary or expansive trends, taxes and regulations and laws affecting the worldwide business in each of the company’s operations, including Brazil, where a significant portion of the company’s revenue is derived;

•	acceptance of the company’s product and technology introductions in the marketplace;

•	unanticipated litigation, claims or assessments;

•	challenges raised about reliability and security of the company’s election systems products and services and changes in the laws regarding such products and services;

•	ability to reduce costs and expenses and improve internal operating efficiencies;

•	variation in consumer demand for financial self-service technologies, products and services; and

•	potential security violations to the company’s information technology systems.

5-Year Summary 2003-1999
Diebold, Incorporated and Subsidiaries
Selected Financial Data
(In thousands, except per share amounts and ratios)

	2003	2002	2001	2000	1999

Operating Results
Net sales	$2,109,673	$1,940,163	$1,760,297	$1,743,608	$1,259,177
Cost of sales	1,482,532	1,360,543	1,242,003	1,172,568	802,365
Gross profit	627,141	579,620	518,294	571,040	456,812
Selling and administrative expense	303,842	281,758	278,795	281,408	221,393
Research, development and engineering expense	60,451	56,693	58,321	60,677	52,557
Operating profit	262,848	241,169	138,909	228,955	186,123
Other income (expense), net	1,722	(16,964)	(34,173)	(21,558)	16,384
Minority interest	(7,547)	(5,654)	(4,897)	(3,040)	(1,169)
Income before taxes and cumulative effect of accounting change	257,023	218,551	99,839	204,357	201,338
Taxes on income	82,247	86,250	32,946	67,438	72,482
Net income	174,776	99,154	66,893	136,919	128,856
Cumulative effect of a change in accounting principle, net of tax (Note A)	—	33,147	—	—	—

Net income before effect of change in accounting principle	174,776	132,301	66,893	136,919	128,856
Diluted earnings per share:
Net Income	2.40	1.37	0.93	1.92	1.85
Cumulative effect of a change in accounting principle, net of tax (Note A)	—	0.46	—	—	—

Net income before effect of change in accounting principle	2.40	1.83	0.93	1.92	1.85
Dividend and Common Share Data
Basic weighted-average shares outstanding	72,417	71,984	71,524	71,296	69,359
Diluted weighted-average shares outstanding	72,924	72,297	71,783	71,479	69,562
Common dividends paid	$49,242	$47,528	$45,774	$44,271	$41,668
Common dividends paid per share	0.68	0.66	0.64	0.62	0.60

Year-End Financial Position
Current assets	$1,105,159	$924,888	$921,596	$804,363	$647,936
Current liabilities	618,653	562,151	627,188	566,792	382,407
Net working capital	486,506	362,737	294,408	237,571	265,529
Property, plant and equipment, net	253,155	219,633	190,198	174,946	160,724
Total assets	1,900,502	1,625,081	1,621,083	1,585,427	1,298,831
Shareholders’ equity	1,148,238	940,823	903,110	936,066	844,395
Shareholders’ equity per share (Note B)	15.81	13.05	12.66	13.08	11.88

Ratios
Pretax profit as a percentage of net sales (%)	12.2	11.3	5.7	11.7	16.0
Current ratio	1.8 to 1	1.6 to 1	1.5 to 1	1.4 to 1	1.7 to 1

Other Data
Capital and rotable expenditures	$72,820	$50,338	$65,484	$42,694	$40,341
Depreciation	49,653	42,124	45,453	35,901	34,709

Note A -	2002 amounts include a one-time charge of $33,147 ($0.46 per share) resulting from the adoption of SFAS No. 142, Goodwill and Other Intangible Assets.

Note B -	Based on shares outstanding at year-end.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in accountants or disagreements with accountants on accounting and financial disclosures.

ITEM 9A. DISCLOSURE CONTROLS AND PROCEDURES.

Management, under the supervision and with the participation of the chief executive officer and the chief financial officer, has evaluated the company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the principal executive officer and the principal financial officer have concluded that the disclosure controls and procedures are effective in timely alerting them to material information about the company required to be included in its Exchange Act reports.

Management has not identified any change in internal control over financial reporting occurring during the fourth quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information with respect to directors, including the designated audit committee financial experts, of the company is included on pages 3 through 8 of the company’s proxy statement for the 2004 Annual Meeting of Shareholders (“2004 Annual Meeting”) and is incorporated herein by reference. The following table summarizes information regarding executive officers of the company:

Executive Officers of the Registrant

				Other Positions
			Year Elected	Held Last
Name	Age	Title	Present Office	Five Years

				2000-2004
Walden W. O’Dell	58	Chairman of the Board	2004	Chairman of the Board,
		and Chief Executive Officer		President and Chief Executive
				Officer - Diebold, Inc.
				1999-2000
				Director, President and Chief
				Executive Officer - Diebold, Inc.
				1999
				Group Vice President, Tool
				Group and President of Ridge
				Tool Division - Emerson
				1991-1999
				President – Liebert Corporation,
				a subsidiary of Emerson

				2003-2004
Eric C. Evans	51	Director, President	2004	Copeland Group Executive and
		and Chief Operations Officer		President – Air Conditioning
				1998-2003
				Group Vice President - Emerson
				Climate Technologies
				Air Conditioning

Execuitve Officers of the Registrant - (continued)

				Other Positions
			Year Elected	Held Last
Name	Age	Title	Present Office	Five Years

Gregory T. Geswein	49	Senior Vice President	2000	1999-2000
		and Chief Financial Officer		Senior Vice President and
				Chief Financial Officer –
				Pioneer-Standard Electronics,
				Incorporated
				1985-1999
				Vice President and Corporate
				Controller – Mead Corporation

Michael J. Hillock	52	President, International	2001	1999-2001
				Senior Vice President, ISS –
				Diebold, Inc.
				1997-1999
				Group Vice President, ISS –
				Diebold, Inc.

David Bucci	52	Senior Vice President,	2001	1999-2001
		Customer Solutions Group		Senior Vice President,
				North America
				1997-1999
				Group Vice President, NASS -
				Diebold, Inc.

Thomas W. Swidarski	44	Senior Vice President, Strategic	2001	1999-2001
		Development & Global		Vice President, Global
		Marketing		Marketing – Diebold, Inc.
				1998-1999
				Senior Director-World
				Wide Marketing

James L.M. Chen	43	Vice President and	1998	—
		Managing Director,
		Asia-Pacific

Warren W. Dettinger	50	Vice President, General Counsel and Assistant Secretary	1989	—

Charee Francis-Vogelsang	57	Vice President and Secretary	1983	—

Larry D. Ingram	57	Vice President,	2001	1993-2001
		Global Procurement		Vice President,
				Procurement and
				Services – Diebold, Inc.

Kevin J. Krakora	48	Vice President and Corporate Controller	2001	1999-2001 Chief Financial Officer- Teltek, Inc.

Execuitve Officers of the Registrant - (continued)

				Other Positions
			Year Elected	Held Last
Name	Age	Title	Present Office	Five Years

Dennis M. Moriarty	51	Vice President,	2001	1999-2001
		Customer Business		Vice President,
		Solutions		North America - Diebold, Inc.
				1996-1999
				Division Vice President,
				NASS, Eastern Division –
				Diebold, Inc.

Daniel J. O’Brien	54	Vice President,	2003	1997-2001
		Global Product Marketing,		Vice President,
		Product Management		Engineering, Operations
		and Engineering		and Manufacturing - NCR

Anthony J. Rusciano	63	Vice President,	2001	1999-2001
		Customer Solutions Group,		Vice President,
		Marketing and Sales Practices		North America - Diebold, Inc.
				1993-1999
				Division Vice President,
				NASS, Major Accounts
				Division – Diebold, Inc.

Charles B. Scheurer	62	Vice President,	1991	—
		Human Resources

Robert J. Warren	57	Vice President and	1990	—
		Treasurer

There is no family relationship, either by blood, marriage or adoption, between any of the executive officers of the Registrant.

Code of Ethics

The company has adopted a Business Ethics Policy that applies to its directors and officers (including its principal executive officer, principal financial officer and principal accounting officer) and employees. The Business Ethics Policy is available on the company’s website at www.diebold.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Information with respect to Section 16(a) Beneficial Ownership Reporting Compliance is included on page 7 of the company’s proxy statement for the 2004 Annual Meeting and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

Information with respect to executive compensation is included on pages 9 through 18 of the company’s proxy statement for the 2004 Annual Meeting and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information with respect to security ownership of certain beneficial owners and management is included on pages 4 through 6 of the company’s proxy statement for the 2004 Annual Meeting and is incorporated herein by reference. Information required by Item 201(d) can be found on page 6 under Item 5 of this Annual Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information with respect to certain relationships and related transactions is included under the caption “Compensation Committee Interlocks and Insider Participation” on page 9 of the company’s proxy statement for the 2004 Annual Meeting and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information with respect to principal accounting fees and services is included under “Ratification of Appointment of Auditors by the Board of Directors” on page 21 of the company’s proxy statement for the 2004 Annual Meeting and is incorporated herein by reference.

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

2. The following additional information for the years 2003, 2002, and 2001 is submitted herewith:

Independent Auditors’ Report on Consolidated Financial Statements and Financial Statement Schedule

     SCHEDULE II.                        Valuation and Qualifying Accounts

All other schedules are omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

     3.     (a) Exhibits

3.1 (i)	Amended and Restated Articles of Incorporation of Diebold, Incorporated – incorporated by reference to Exhibit 3.1 (i) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994. (Commission File No. 1-4879)

3.1 (ii)	Code of Regulations – incorporated by reference to Exhibit 4(c) to Registrant’s Post-Effective Amendment No. 1 to Form S-8 Registration Statement No. 33-32960.

3.2	Certificate of Amendment by Shareholders to Amended Articles of Incorporation of Diebold, Incorporated – incorporated by reference to Exhibit 3.2 to Registrant’s Form 10-Q for the quarter ended March 31, 1996. (Commission File No. 1-4879)

3.3	Certificate of Amendment to Amended Articles of Incorporation of Diebold, Incorporated – incorporated by reference to Exhibit 3.3 to Registrant’s Form 10-K for the year ended December 31, 1998. (Commission File No. 1-4879)

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K (continued)

	4.		Rights Agreement dated as of February 11, 1999 between Diebold, Incorporated and The Bank of New York – incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form 8-A dated February 11, 1999.

*	10.1		Form of Employment Agreement as amended and restated as of September 13, 1990 – incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990. (Commission File No. 1-4879)

*	10.2		Schedule of Certain Officers who are Parties to Employment Agreements in the form of Exhibit 10.1– incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000. (Commission File No. 1-4879)

*	10.5	(i)	Supplemental Employee Retirement Plan I as amended and restated July 1, 2002 – incorporated by reference to Exhibit 10.5(i) of Registrant’s Form 10-Q for the quarter ended September 30, 2002. (Commission File No. 1-4879).

*	10.5	(ii)	Supplemental Employee Retirement Plan II as amended and restated July 1, 2002 – incorporated by reference to Exhibit 10.5(ii) of Registrant’s Form 10-Q for the quarter ended September 30, 2002. (Commission File No. 1-4879).

*	10.7	(i)	1985 Deferred Compensation Plan for Directors of Diebold, Incorporated – incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992. (Commission File No. 1-4879)

*	10.7	(ii)	Amendment No. 1 to the Amended and Restated 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated – incorporated by reference to Exhibit 10.7 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998. (Commission File No. 1-4879)

*	10.7	(iii)	Amendment No. 2 to the Amended and Restated 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated – incorporated by reference to Exhibit 10.7 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 2003. (Commission File No. 1-4879)

*	10.8		1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 – incorporated by reference to Exhibit 4(a) to Form S-8 Registration Statement No. 333-60578.

*	10.9		Long-Term Executive Incentive Plan – incorporated by reference to Exhibit 10.9 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993. (Commission File No. 1-4879)

*	10.10	(i)	1992 Deferred Incentive Compensation Plan (as amended and restated) – incorporated by reference to Exhibit 10.10 (i) of Registrant’s Form 10-Q for the quarter ended September 30, 2002. (Commission File No. 1-4879).

*	10.11		Annual Incentive Plan – incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000. (Commission File No. 1-4879)

*	10.13	(i)	Forms of Deferred Compensation Agreement and Amendment No. 1 to Deferred Compensation Agreement – incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996. (Commission File No. 1-4879)

*	10.13	(ii)	Section 162(m) Deferred Compensation Agreement (as amended and restated January 29, 1998) – incorporated by reference to Exhibit 10.13 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998. (Commission File No. 1-4879)

*	10.14		Deferral of Stock Option Gains Plan – incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998. (Commission File No. 1-4879)

*	10.15		Employment Agreement with Walden W. O’Dell – incorporated by reference to Exhibit 10.15 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999. (Commission File No. 1-4879)

*	10.16		Separation Agreement with Gerald F. Morris – incorporated by reference to Exhibit 10.16 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999. (Commission File No. 1-4879)

*	10.17		Amended and Restated Loan Agreement dated as of April 30, 2003 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, N.A. – incorporated by reference to Exhibit 10.17 to Registrant’s Form 10-Q for the quarter ended June 30, 2003. (Commission File No. 1-4879)

*	10.18	(i)	Retirement and Consulting Agreement with Robert W. Mahoney – incorporated by reference to Exhibit 10.18 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000. (Commission File No. 1-4879)

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K (continued)

*	10.18 (ii)	Extension of Retirement and Consulting Agreement with Robert W. Mahoney – incorporated by reference to Exhibit 10.18(ii) of Registrant’s Form 10-Q for the quarter ended September 30, 2002. (Commission File No. 1-4879)

*	10.18 (iii)	Extension of Retirement and Consulting Agreement with Robert W. Mahoney – incorporated by reference to Exhibit 10.18(iii) of Registrant’s Form 10-Q for the quarter ended June 30, 2003. (Commission File No. 1-4879)

*	10.19	Employment Agreement with Wesley B. Vance – incorporated by reference to Exhibit 10.19 of Registrant’s Annual Report on Form 10- K for the year ended December 31, 2000. (Commission File No. 1-4879)

	10.20(i)	Transfer and Administration Agreement by and among DCC Funding LLC, Diebold Credit Corporation, Diebold, Incorporated, Receivables Capital Corporation and Bank of America, National Association – incorporated by reference to Exhibit 10.20 (i) on Registrant’s Form 10-Q for the quarter ended March 31, 2001. (Commission File No. 1-4879)

	10.20(ii)	Amendment No. 1 to the Transfer and Administration Agreement by and among DCC Funding LLC, Diebold Credit Corporation, Diebold, Incorporated, Receivables Capital Corporation and Bank of America, National Association - incorporated by reference to Exhibit 10.20 (ii) on Registrant’s Form 10-Q for the quarter ended March, 31, 2001. (Commission File No. 1-4879)

	21.	Subsidiaries of the Registrant.

	23.	Consent of Independent Auditors.

	24.	Power of Attorney.

	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

	32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*     Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 15(c) of this report.

(b)	Reports on Form 8-K.

Registrant filed a report on Form 8-K on October 22, 2003 under Item 12 to furnish its earnings release dated October 22, 2003.

(c)	Refer to page 49 of this Form 10-K for an index of exhibits to this Form 10-K.

(d)	Refer to page 36 of this Form 10-K for information concerning the Independent Auditors’ Report on Consolidated Financial Statements and Financial Statement Schedule and page 48 of this Form 10-K for Schedule II - Valuation and Qualifying Accounts.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIEBOLD, INCORPORATED

February 27, 2004	By:	/s/ Walden W. O’Dell

Date	Walden W. O’Dell
Chairman of the Board
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Walden W. O’Dell Walden W. O’Dell	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2004

/s/ Gregory T. Geswein Gregory T. Geswein	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2004

/s/ Kevin J. Krakora Kevin J. Krakora	Vice President and Corporate Controller (Principal Accounting Officer)	February 27, 2004

* Eric C. Evans	Director, President and Chief Operating Officer	February 27, 2004

/s/ Louis V. Bockius III Louis V. Bockius III	Director	February 27, 2004

* Christopher M. Connor	Director	February 27, 2004

/s/ Richard L. Crandall Richard L. Crandall	Director	February 27, 2004

/s/ Gale S. Fitzgerald Gale S. Fitzgerald	Director	February 27, 2004

* Phillip B. Lassiter	Director	February 27, 2004

* John N. Lauer	Director	February 27, 2004

/s/ William F. Massy William F. Massy	Director	February 27, 2004

* Eric J. Roorda	Director	February 27, 2004

SIGNATURES (continued)

Signature	Title	Date

* W. R. Timken, Jr.	Director	February 27, 2004

/s/ Henry D.G. Wallace Henry D.G. Wallace	Director	February 27, 2004

*	The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and directors of the Registrant and filed with the Securities and Exchange Commission on behalf of such officers and directors.

Dated: February 27, 2004	*By:	/s/ Gregory T. Geswein

Gregory T. Geswein, Attorney-in-Fact

DIEBOLD, INCORPORATED AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	Balance at			Balance
	beginning			at end
	of year	Additions	Deductions	of year

Year ended December 31, 2003
Allowance for doubtful accounts	$7,950,295	$8,725,113	$7,962,566	$8,712,842
Year ended December 31, 2002
Allowance for doubtful accounts	$7,054,446	$7,978,409	$7,082,560	$7,950,295
Year ended December 31, 2001
Allowance for doubtful accounts	$12,092,712	$10,425,245	$15,463,511	$7,054,446

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT DESCRIPTION	PAGE NO.

21	Significant Subsidiaries of the Registrant	50 - 53

23	Consent of Independent Auditors	54

24	Power of Attorney	55 - 56

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	57

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	58

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	59

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	60