Form 10-Q
period 2004-03-31
DIEBOLD INC
filed 2004-05-07
CIK 28823

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes (X)	No ( )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes (X)	No ( )

Indicate the number of shares outstanding of each of the issuer’s classes of common shares, as of the latest practicable date.

Class	Outstanding at May 3, 2004

Common Shares $1.25 Par Value	72,563,416 Shares

DIEBOLD, INCORPORATED AND SUBSIDIARIES

FORM 10-Q

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENT
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	(Unaudited)	December 31,
	March 31, 2004	2003
ASSETS
Current assets
Cash and cash equivalents	$146,614	$169,951
Short-term investments	7,262	6,150
Trade receivables less allowances of $9,021 and $8,713, respectively	558,699	558,161
Inventories	290,941	262,039
Prepaid expenses	19,255	15,780
Other current assets	99,076	93,078

Total current assets	1,121,847	1,105,159
Securities and other investments	49,078	47,386
Property, plant and equipment, at cost	563,216	547,858
Less accumulated depreciation and amortization	306,718	294,703

	256,498	253,155
Goodwill	331,946	331,646
Other assets	165,210	163,156

	$1,924,579	$1,900,502

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$200,409	$190,172
Accounts payable	96,372	115,133
Deferred income	155,574	87,881
Other current liabilities	189,303	225,467

Total current liabilities	641,658	618,653
Long-term liabilities	130,236	133,611
Shareholders’ equity
Preferred Shares, no par value, authorized 1,000,000 shares, none issued	—	—
Common shares, par value $1.25, authorized 125,000,000 shares; issued 74,024,355 and 73,795,416 shares, respectively outstanding 72,582,616 and 72,649,795 shares, respectively	92,530	92,244
Additional capital	170,146	159,610
Retained earnings	998,038	982,342
Treasury shares, at cost (1,441,739 and 1,145,621 shares, respectively)	(57,930)	(42,562)
Accumulated other comprehensive loss	(49,587)	(43,055)
Other	(512)	(341)

Total shareholders’ equity	1,152,685	1,148,238

	$1,924,579	$1,900,502

See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2004	2003
Net Sales
Products	$219,592	$164,668
Services	278,663	245,486

	498,255	410,154
Cost of sales
Products	148,296	104,009
Services	209,932	182,390

	358,228	286,399

Gross Profit	140,027	123,755

Selling and administrative expense	80,659	68,368
Research, development and engineering expense	15,538	14,354

	96,197	82,722

Operating Profit	43,830	41,033
Other income (expense)
Investment income	2,719	3,001
Interest expense	(2,001)	(2,836)
Miscellaneous, net	(100)	(1,411)
Minority interest	(1,552)	(1,699)

Income before taxes	42,896	38,088
Taxes on income	13,727	12,188

Net income	$29,169	$25,900

Basic weighted-average shares outstanding	72,777	72,199
Diluted weighted-average shares outstanding	73,371	72,475
Basic earnings per share	$0.40	$0.36
Diluted earnings per share	$0.40	$0.36

Cash dividends paid per common share	$0.185	$0.170

See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2004	2003
Cash flow from operating activities:
Net income	$29,169	$25,900
Adjustments to reconcile net income to cash provided by operating activities:
Minority share of income	1,552	1,699
Depreciation and amortization	18,903	16,292
Deferred income taxes	547	100
Loss on sale of assets, net	24	883
Cash (used) provided by changes in certain assets and liabilities:
Trade receivables	(1,208)	(3,411)
Inventories	(30,346)	(7,192)
Prepaid expenses	(3,473)	(2,168)
Other current assets	(10,371)	11,425
Accounts payable	(18,560)	(6,502)
Certain other assets and liabilities	23,010	61,453

Net cash provided by operating activities	9,247	98,479
Cash flow from investing activities:
Payments for acquisitions, net of cash acquired	(979)	—
Proceeds from maturities of investments	816	10,879
Proceeds from sales of investments	—	681
Payments for purchases of investments	(4,089)	(10,163)
Capital expenditures	(12,785)	(14,022)
Rotable spares expenditures	(4,506)	(10,092)
Increase in certain other assets	(177)	(5,903)

Net cash used by investing activities	(21,720)	(28,620)
Cash flow from financing activities:
Dividends paid	(13,473)	(12,285)
Notes payable borrowings	167,504	11,398
Notes payable repayments	(151,465)	(82,023)
Net payments from securitization	(3,650)	(3,705)
Distribution of affiliate’s earnings to minority interest holder	(498)	(213)
Issuance of common shares	9,382	1,351
Repurchase of common shares	(18,495)	(2,314)

Net cash used by financing activities	(10,695)	(87,791)
Effect of exchange rate changes on cash	(169)	1,236

Decrease in cash and cash equivalents	(23,337)	(16,696)
Cash and cash equivalents at the beginning of the period	169,951	155,446

Cash and cash equivalents at the end of the period	$146,614	$138,750

See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)

1.	CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2003.

In addition, some of the company’s statements in this Form 10-Q report may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. A discussion of these risks and uncertainties is contained in the management’s discussion and analysis of financial condition and results of operations in this Form 10-Q. The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of results to be expected for the full year.

The company has reclassified the presentation of certain prior-year information to conform to the current-year presentation.

2.	STOCK OPTION PLANS

Under the 1991 Equity and Performance Incentive Plan, as amended and restated (1991 Plan), the company has granted stock options which are outstanding as of March 31, 2004. The company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for stock options granted under the 1991 Plan. No stock-based compensation cost is reflected in net income, as all options granted under the 1991 Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The fair value of each option grant was estimated on the date of grant using the Black Scholes option pricing model with the following assumptions for 2004 and 2003, respectively: risk-free interest rate of 3.0 and 2.8 percent; dividend yield of 1.6 and 1.8 percent; volatility of 39 and 41 percent; and average expected lives of six years for options granted to management and four years for options granted to executive management and nonemployee directors.

	Three Months Ended
	March 31,
	2004	2003
Net income, as reported	$29,169	$25,900
Deduct: Total stock-based employee compensation expense determined under fair value method, net of tax	(1,110)	(1,007)

Net income, pro forma	$28,059	$24,893

Earnings per share:
Basic – as reported	$0.40	$0.36
Basic – pro forma	$0.39	$0.34
Diluted – as reported	$0.40	$0.36
Diluted – pro forma	$0.38	$0.34

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

	Three Months Ended
	March 31,
	2004	2003
Numerator:
Income used in basic and diluted earnings per share	$29,169	$25,900
Denominator:
Basic weighted-average shares	72,777	72,199
Effect of dilutive fixed stock options	594	276

Diluted weighted-average shares	73,371	72,475

Basic earnings per share	$0.40	$0.36

Diluted earnings per share	$0.40	$0.36

Anti-dilutive shares not used in calculating diluted weighted-average shares	229	485

4.	INVENTORIES

Domestic inventories are valued at the lower of cost or market. The company regularly reviews the inventory quantities on hand, identifies any slow-moving or obsolete inventories and writes inventory down to its net realizable value.

Major classes of inventories are summarized as follows:

	March 31, 2004	December 31, 2003
Finished goods and service parts	$71,153	$41,163
Work in process	192,086	191,320
Raw materials	27,702	29,556

Total inventory	$290,941	$262,039

5.	OTHER COMPREHENSIVE INCOME (LOSS)

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

	March 31,	December 31,
	2004	2003
Translation adjustment	$(42,342)	$(35,810)
Pensions, less accumulated taxes of $(3,159) for 2004 and 2003	(7,245)	(7,245)

	$(49,587)	$(43,055)

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)

5.	OTHER COMPREHENSIVE INCOME (LOSS) (continued)

Components of comprehensive income consist of the following for the three months ended March 31:

	2004	2003
Net income	$29,169	$25,900
Other comprehensive income:
Translation adjustment	(6,532)	6,143
Unrealized gain on investment securities, less accumulated taxes of $142 in 2003	—	264

	$22,637	$32,307

6.	BENEFIT PLANS

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

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Components of Net Periodic Benefit Cost
Service cost	$2,975	$2,564	$19	$15
Interest cost	5,299	4,941	389	448
Expected return on plan assets	(7,271)	(7,038)	—	—
Amortization of prior service cost	303	306	(73)	(74)
Amortization of initial transition asset	(374)	(374)	—	—
Recognized net actuarial loss (gain)	231	(93)	115	124
Curtailment loss	—	39	—	1
Settlement (gain) loss	—	(18)	—	27

Net periodic pension benefit cost	1,163	327	450	541

Interest cost and recognized net actuarial loss for 2004 Other Benefits of $389 and $115, respectively, include a savings of $41 and $53 attributable to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). This Act also has the effect of reducing the accumulated postretirement benefit obligation by $2,609 or 8.9%. Authoritative guidance is currently pending related to the accounting for federal subsidies resulting from the Act that may require retroactive adjustments to the financial statements. Refer to Note 7 for further information.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)

6.	BENEFIT PLANS (continued)

Employer Contributions

Previously, the company disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $1,513 to its pension plans and $3,313 to its other postretirement benefit plan in 2004. There have been no significant changes to the 2004 contribution amounts previously disclosed. As of March 31, 2004, no contributions have been made.

7.	RECENT ACCOUNTING PRONOUNCEMENTS

In January 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 to provide temporary guidance concerning the recently enacted Act. The Act introduces a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FSP FAS No. 106-1 permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer recognizing the effects of the Act (1) in accounting for its plan under SFAS No. 106, and (2) in providing the plan disclosures required by SFAS No. 132, until authoritative guidance on accounting for the federal subsidy is issued or a significant event occurs that would call for remeasurement of the plan’s assets and liabilities. Regardless of whether the sponsor elects that deferral, the FSP requires certain disclosures pending further consideration of the underlying accounting issues. The company has not elected to defer and has included the required disclosures in Note 6.

8.	ACQUISITION

In January 2004, a subsidiary of the company merged with Newell Communications, Inc. (NCI), based in Richmond, Virginia. NCI provides a full spectrum of security and communications solutions. The merger was effected in a combination of 80.5 percent stock and 19.5 percent cash with a total purchase price of $5,500. As a result of the merger, NCI became a wholly-owned subsidiary of the company. The merger was accounted for as a purchase business combination and, accordingly, the purchase price has been allocated to identifiable tangible and intangible assets acquired and liabilities assumed, based upon their respective fair values, with the excess allocated to goodwill.

9.	SEGMENT INFORMATION

The company’s segments are comprised of its three main sales channels: Diebold North America (DNA), Diebold International (DI) and Election Systems (ES). These sales channels are evaluated based on revenue from customers and operating profit contribution to the total corporation. The prior year segment data has been reformatted to show ES as a separate channel with corporate expense allocated to the sales channels. A reconciliation between segment information and the condensed consolidated financial statements is disclosed. Revenue summaries by geographic area and product and service solutions are also disclosed. All income and expense items below operating profit are not allocated to the segments and are not disclosed.

The DNA segment sells financial and retail systems and also services financial, retail and medical systems in the United States and Canada. The DI segment sells and services financial and retail systems over the remainder of the globe. The ES segment includes the operating results of Diebold Election Systems, Inc. Each of the sales channels buys the goods it sells from the company’s manufacturing plants through intercompany sales that are eliminated in consolidation, and intersegment revenue is not significant. Each year, intercompany pricing is agreed upon which drives sales channel operating profit contribution. As permitted under SFAS 131, certain information not routinely used in the management of these segments, information not allocated back to the segments or information that is impractical to report is not shown. Items not allocated are as follows: interest income, interest expense, equity in the net income of investees accounted for by the equity method, income tax expense or benefit, extraordinary items, significant non-cash items and other non-current assets.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)

9.	SEGMENT INFORMATION (continued)

	DNA	DI	ES	Total
Segment Information by Channel as of and for the quarter ended March 31, 2004
Customer Revenue	$305,327	$178,055	$14,873	$498,255
Operating profit/(loss)	39,603	8,355	(4,128)	43,830
Capital and rotable expenditures	12,110	5,049	132	17,291
Depreciation	7,642	5,545	202	13,389
Long-lived assets	399,937	159,455	3,824	563,216
Segment Information by Channel as of and for the quarter ended March 31, 2003
Customer Revenue	$261,915	$141,207	$7,032	$410,154
Operating profit (loss)	29,972	10,585	476	41,033
Capital and rotable expenditures	13,933	9,839	342	24,114
Depreciation	7,856	4,324	157	12,337
Long-lived assets	365,304	119,915	3,072	488,291

Revenue Summary by Geographic Area

	For the quarter ended March 31:
	2004	2003
The Americas:
Financial self-service solutions	$258,156	$208,087
Security solutions	115,685	106,805
Election systems	14,873	7,032

	388,714	321,924
Asia-Pacific:
Financial self-service solutions	35,839	31,481
Security solutions	5,940	176

	41,779	31,657
Europe, Middle East and Africa:
Financial self-service solutions	67,760	56,549
Security solutions	2	24

	67,762	56,573

Total Revenue	$498,255	$410,154

Revenue Summary by Product and Service Solutions

	For the quarter ended March 31:
	2004	2003
Financial self-service:
Products	$154,260	$111,588
Services	207,495	184,529

Total financial self-service	361,755	296,117
Security:
Products	57,417	48,411
Services	64,210	58,594

Total security	121,627	107,005

Total financial self-service & security	483,382	403,122
Election systems	14,873	7,032

Total Revenue	$498,255	$410,154

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)

10.	GUARANTEES AND PRODUCT WARRANTIES

The company has applied the provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, to its agreements that contain guarantees or indemnification clauses. These requirements expand those required by FASB Statement No. 5, Accounting for Contingencies, by requiring a guarantor to disclose certain types of guarantees and recognized liabilities in certain instances, even if the likelihood of requiring the guarantor’s performance is remote. The following is a description of arrangements in effect as of March 31, 2004 in which the company is the guarantor.

In connection with the construction of two of its manufacturing facilities, the company guaranteed repayment of principal and interest on a total of $13,300 variable rate industrial development revenue bonds by obtaining letters of credit. The bonds were issued with a 20-year original term and are scheduled to mature in 2017. Any default, as defined in the agreements, would obligate the company for the full amount of the outstanding bonds through maturity. At March 31, 2004, the carrying value of the liability was $13,300 and is included in long term liabilities.

The company provides its global operations guarantees and standby letters of credit through various financial institutions to suppliers, regulatory agencies and insurance providers. If the company is not able to make payment, the suppliers, regulatory agencies and insurance providers may draw on the pertinent bank. As of March 31, 2004, the maximum future payment obligations relative to these various guarantees totaled $23,403, of which $12,641 represented standby letters of credit to insurance providers, and no associated liability was recorded.

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

	2004	2003
Balance at January 1	$12,096	$11,035
Current period accruals	4,031	3,596
Accrual adjustments to reflect actual experience	—	—
Current period settlements	(5,583)	(4,491)

Balance at March 31	$10,544	$10,140

11.	SUBSEQUENT EVENTS

On April 30, 2004, the Secretary of State of California revoked the conditional certification of the AccuVote-TSX product, which was used in the March 2, 2004 primary elections in California, as well as the certifications of other electronic voting products. As part of the Secretary of State’s action, DESI will be permitted to seek recertification of its other electronic voting products for the upcoming November elections after making requested changes. Currently, DESI will not have the opportunity to seek recertification of the AccuVote-TSX product until it has been federally qualified and includes an Accessible Voter-Verified Paper Audit Trail complying with new standards the Secretary of State of California plans to have in place by May 30, 2004. Additionally, the Secretary of State has recommended that the California Attorney General pursue possible civil and criminal charges against DESI. Although the Company cannot predict the ultimate impact of the challenges to DESI’s products and any civil or criminal charges, they are likely to increase DESI’s costs of providing such products and services and may affect its relationships with its customers.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of March 31, 2004
(Unaudited)
(Dollars in thousands, except per share amounts)

OVERVIEW

More than 140 years ago, Diebold went into the business of making strong, reliable safes. Today, Diebold, Incorporated is a global leader in providing integrated self-service delivery systems, security and services to customers within the financial, government, education, and retail sectors. In 2003, the company introduced Opteva, a new product line within the financial self-service market that provides a higher level of security, convenience and reliability. The new line is powered by Agilis, which is a software platform for financial self-service equipment that was developed by the company in 2002. The combination of Opteva and Agilis provides the ability for financial institutions to customize solutions to meet their consumers’ demands and positively affect equipment performance. The Agilis software platform gives customers the ability to run the same software across their entire network, which helps contain costs and improve financial self-service equipment availability. Significant growth in 2003 and 2002 was attributable to favorable reaction by the financial sector to this new generation of financial self-service solutions, and this growth continued in the first quarter of 2004.

The company faces a variety of challenges and opportunities in responding to customer needs, most notably with the election systems market. Diebold Election Systems, Inc. (DESI) remains a leader in the election systems market. However, a number of individuals and groups have raised challenges recently in the media and elsewhere regarding the reliability and security of the automated election system tabulation products and services provided by DESI. The parties making these challenges oppose the use of technology in the electoral process generally and, specifically, have taken actions to publicize what they view as significant flaws in DESI’s election management software and firmware. Among other efforts, these parties have established web sites and web logs devoted to disseminating information damaging to DESI’s reputation and its products. They have filed a number of open-records act requests in various states for copies of contracts with DESI and/or for DESI’s software. They have also posted on the internet portions of DESI’s software source code and private communications among DESI’s programmers, which were originally obtained by a hacker from an internal File Transfer Protocol site maintained by DESI. These efforts have affected DESI’s customer relations. Also, the election systems market continues to evolve. Funding is being provided by the federal government and utilized by the states; however, the guidelines and rules governing the election software and hardware have not yet been fully established. As a result, various states and industry experts are interpreting the election requirements differently. Recent changes in the laws under which election-related products must be certified by a number of states have lengthened the certification process and, in some cases, required changes to DESI’s products. For example, there has been a delay in fully implementing electronic voting in Ohio, which has adversely impacted DESI’s sales. Although the Company cannot predict the ultimate impact of the challenges on DESI’s cost of providing such products and services or changes in the law will have on DESI, they are likely to increase DESI’s costs of providing such products and services and may affect its relationship with its customers, which may also adversely affect DESI’s sales. The company has responded to these challenges by upgrading its election products and services.

The company intends the discussion of its financial condition and results of operation that follows to provide information that will assist in understanding the financial statements, the changes in certain key items in those financial statements from the first quarter of 2004 as compared to the first quarter of 2003, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affected the financial statements.

The business drivers of the company’s future performance involve several factors that include, but are not limited to:

•	the timing of a self-service upgrade and/or replacement cycle in mature markets such as the United States;

•	the high levels of deployment growth for new self-service products in emerging markets such as Asia-Pacific;

•	the demand for new service offerings including outsourcing or operating a network of ATMs;

•	the demand beyond expectations for security products and services for the financial, retail and government sectors;

•	the implementation and the timeline for new election systems in the United States; and,

•	the company’s strong financial position and its ability to successfully integrate its acquisitions.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

As of March 31, 2004
(Unaudited)
(Dollars in thousands, except per share amounts)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of the condensed consolidated financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Management of the company uses historical information and all available information to make these estimates and assumptions. Actual amounts could differ from these estimates and different amounts could be reported using different assumptions and estimates.

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

Allowance for Bad Debts and Credit Risk

The company evaluates the collectibility of accounts receivable based on a number of criteria. A percentage of sales are reserved for uncollectible accounts as sales occur throughout the year. This percentage is based on historical loss experience and current trends. This estimate is periodically adjusted for known events such as specific customer circumstances and changes in the aging of accounts receivable balances. Since the company’s receivable balance is concentrated primarily in the financial and government sectors, an economic downturn in these sectors could result in higher than expected credit losses.

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

As of March 31, 2004
(Unaudited)
(Dollars in thousands, except per share amounts)

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

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

	One-Percentage-	One-Percentage-
	Point Increase	Point Decrease
Effect on total of service and interest cost	$125	$(112)
Effect on postretirement benefit obligation	1,725	(1,543)

The company’s pension plans remain adequately funded and the company is not required to make any additional contributions in 2004. Pension expense excludes retiree medical expense, which is also included in operating expenses and was approximately $2,800 in 2003. Retiree medical expense is expected to be approximately $3,000 in 2004.

LIQUIDITY AND CAPITAL RESOURCES

Capital resources are obtained from income retained in the business, borrowings under the company’s committed and uncommitted credit facilities, long-term industrial revenue bonds, and operating and capital leasing arrangements. At March 31, 2004, the company had U.S. dollar denominated outstanding bank credit lines approximating $102,926, euro denominated outstanding bank credit lines approximating 75,751 (translated at $92,210) and Australian dollar denominated outstanding bank credit lines approximating 7,000 (translated at $5,273). An additional $214,564 was available under committed credit line agreements and $29,000 was available under uncommitted lines of credit. Management expects that cash provided from operations, available credit, long-term debt and the use of operating leases will be sufficient to finance planned working capital needs, acquisitions, investments in facilities or equipment, and purchase of company stock.

During the first quarter 2004, the company generated $9,247 in cash from operating activities, a decrease of $89,232, or 90.6 percent compared to first quarter 2003. Cash flows from operating activities are generated primarily from operating income and changes in the components of working capital. First quarter 2004 cash flows from operations were negatively impacted by the increase in inventory levels as well as net changes in other components of working capital. Inventory increased by $30,346 in 2004 compared to $7,192 in 2003, primarily due to the growing demand of its Opteva and election systems products. Certain other assets and liabilities changed by $23,010 in 2004 compared to $61,453 in 2003. The primary component of this change from 2003 to 2004 pertained to a decrease in estimated income taxes due to the timing of federal tax payments for comparable periods. Other current assets increased by $10,371 in 2004 compared to a decrease of $11,425 in 2003 primarily due to the discontinuance of providing cash for the retail ATM program. The company began outsourcing the supply of cash for the retail ATM program late in 2003. Trade receivables increased by $1,208 in the first quarter of 2004 compared to $3,411 in 2003. Included in the March 31, 2004 trade receivables are amounts due from San Diego, Solano, and San Joaquin counties in California totaling approximately $38,000 related to election systems sales. While the company expects to collect these outstanding receivables, there is a risk of further delay or possible non-collection given the recent events surrounding the California Secretary of State’s action to revoke the conditional certification of AccuVote-TSX product used in the March 2, 2004 California primary election, as well as the certification of DESI’s other electronic voting products . If these receivables are ultimately determined to be uncollectible, they would then be written off. Accounts payable decreased by $18,560 in 2004 compared to $6,502 in the first quarter of 2003 due to timing of purchases and payments to suppliers. The increase in operating income partially offset some of the changes in working capital to positively affect cash flows for the first quarter 2004.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

As of March 31, 2004
(Unaudited)
(Dollars in thousands, except per share amounts)

The company used $21,720 for investing activities during the first quarter 2004, a decrease of $6,900, or 24.1 percent over first quarter 2003. The decrease over the prior year quarter was primarily the result of lower levels of capital and rotables expenditures, which decreased by $6,823.

The company used $10,695 for financing activities during the first quarter 2004, a decrease of $77,096 or 87.8 percent compared to first quarter 2003. The decrease was primarily due to the cash inflows from net borrowings of $16,039 in the first quarter 2004 compared with cash outflows from net debt repayments of $70,625 in the first quarter 2003. These changes were partially offset by a $16,181 increase quarter over quarter in cash payments for the repurchase of common shares. In lieu of granting stock options in 2004 to certain key associates, the company granted restricted stock units in an effort to more directly link associate rewards to corporate performance. Stock options currently do not result in any expense; however, restricted stock units granted are expensed ratably over their vesting period. Restricted share grants are expected to negatively affect earnings per share by approximately $.01 in 2004

Contractual cash obligations with initial and remaining terms in excess of one year and contingent liabilities remained generally unchanged at March 31, 2004 compared to December 31, 2003.

In 2001, the company entered into a securitization agreement, which involved the sale of a pool of its lease receivables to a wholly owned, unconsolidated, qualified special purpose subsidiary, DCC Funding LLC (DCCF). The securitized pool of lease receivables was $37,667 at March 31, 2004, which is not recorded on the company’s condensed consolidated financial statements. The pool of receivables represents collateral for the 364-day facility agreement that funds the securitization. The balance of the 364-day facility agreement was $33,239 at March 31, 2004.

RESULTS OF OPERATIONS

First Quarter 2004 Comparisons with First Quarter 2003

Net Sales

Net sales for first quarter of 2004 totaled $498,255 and were $88,101 or 21.5 percent higher than net sales for first quarter of 2003. Financial self-service product revenue increased by $42,672 or 38.2 percent over the comparable period in 2003, primarily due to market and market share growth, and the benefits from the positive currency effects in EMEA and Brazil. Strong customer acceptance of the new Opteva product line during 2004 helped the company continue to gain global market share. Security product revenue increased by $9,006 or 18.6 percent over the first quarter of 2003, due primarily to increases in the retail, government and financial security markets as a result of growth in the market, complimented by growth resulting from strategic acquisitions and increased market share. Total service revenue for financial self-service and security solutions increased $28,582 or 11.8 percent over first quarter of 2003, as the company continued to expand its service customer base.

Election systems net sales of $14,873 increased by $7,841 or 111.5 percent over the first quarter of 2003. Despite the increase in election systems net sales quarter over quarter, purchasing delays resulting from ongoing political debates regarding electronic voting adversely affected the election systems business in the first quarter of 2004.

Gross Profit

Gross profit for the first quarter of 2004 totaled $140,027 and was $16,272 or 13.1 percent higher than gross profit in the first quarter of 2003. Product gross margin was 32.5 percent in the first quarter of 2004 compared to 36.8 percent in the comparable period of 2003. The decline in product gross margin was due to lower product margins in election systems, as well as pricing pressure on non-Opteva financial self-service product offerings and U.S. security products. This decline in product gross margin was partially offset by higher profit margins from Opteva financial self-service products. Service gross margin in the first quarter of 2004 decreased to 24.7 percent compared with 25.7 percent in the first quarter of 2003. Increased pricing pressure in Europe and Latin America, as well as a higher mix of installation and election systems service revenue, which carries lower margins, contributed to the decrease in service gross margin. This decrease in service gross margin was partially offset by improved service margins achieved in North America.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

As of March 31, 2004
(Unaudited)
(Dollars in thousands, except per share amounts)

Operating Expenses

Total operating expenses were 19.3 percent of net sales, down from 20.2 percent in the first quarter of 2003. The improved leveraging of operating expenses as a percent of net sales was achieved due to aggressive cost controls on rapid sales growth.

Other Income (Expense)

Interest expense in the first quarter of 2004 decreased $835 or 29.4 percent compared with the first quarter of 2003 reflecting the decrease in interest rates quarter over quarter. First quarter 2004 miscellaneous, net decreased by $1,311 or 92.9 percent compared with the first quarter of 2003. The decrease was primarily due to improved foreign exchange results, mainly in Brazil and EMEA.

Net Income

Net income for the first quarter of 2004 was $29,169 and increased $3,269 or 12.6 percent over net income for the first quarter of 2003. The increase was primarily due to strong revenue performance and aggressive cost controls, partially offset by lower gross margins.

Segment Revenue and Operating Profit Summary

Diebold North America (DNA) first quarter 2004 net sales of $305,327 increased $43,412 or 16.6 percent over the first quarter 2003 net sales of $261,915. The increase in DNA net sales was due to increased product and service revenue from gains in market share and the continued favorable response to the Opteva financial self-service product line. Diebold International (DI) first quarter 2004 net sales of $178,055 increased by $36,848 or 26.1 percent compared with net sales in the comparable period of 2003 of $141,207. The increase in DI net sales was attributed to strong Asia-Pacific revenue growth of $10,122 or 32.0 percent, and higher revenue from Latin America and EMEA (the majority of the increase in revenue in Brazil and in EMEA was from positive currency impact). Election Systems (ES) first quarter 2004 net sales of $14,873 increased by $7,841 or 111.5 percent compared the first quarter of 2003 net sales of $7,032 due primarily to increased service revenue on existing contracts.

DNA operating profit in the first quarter of 2004 increased by $9,631 or 32.1 percent compared with the first quarter of 2003. The increase was primarily due to increased sales and efficiencies gained from various internal cost control initiatives. DI operating profit in the first quarter of 2004 decreased by $2,230 or 21.1 percent compared with the comparable period in 2003. The decrease was primarily due to lower gross margins. Operating profit in ES decreased by $4,604 or 967.2 percent, moving from an operating profit of $476 in the first quarter of 2003 to an operating loss of $4,128 in the first quarter of 2004. This decrease in ES operating income was a result of lower gross margins and higher operating expense levels in the election system’s business.

Refer to Note 9 to the condensed consolidated financial statements for further details of segment revenue and operating profit.

OUTLOOK

The following statements are based on current expectations. These statements are forward-looking and actual results may differ materially. These statements do not include the potential impact of any future mergers, acquisitions, disposals or other business combinations.

Expectations for the second quarter 2004 include:

•	Second quarter revenue is expected to increase 13 to 16 percent on a fixed exchange rate basis.

•	Financial self-service revenue growth of 8 to 11 percent, fixed rate.

•	Security growth of 9 to 12 percent, fixed rate.

•	Election systems revenue is expected to be $25 to $30 million for the second quarter.

•	Currency exchange is anticipated to be neutral to slightly favorable versus prior year.

•	Depreciation and amortization to be approximately $18 million.

•	An effective tax rate of approximately 32.0 percent.

•	An increase in pension expense of approximately $.01 per share in the second quarter of 2004 as compared to the second quarter of 2003.

•	EPS in the range of $.58 to $.62. This compares to $.57 in the second quarter of 2003, which included approximately $.03 per share gain from the early buy-out of leased ATM equipment by a major customer.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

As of March 31, 2004
(Unaudited)
(Dollars in thousands, except per share amounts)

Expectations for the full year 2004 include:

•	Revenue growth of 8 to 12 percent, on a fixed exchange rate basis.

•	Financial self-service revenue growth of 9 to 12 percent, fixed rate.

•	Security growth of 10 to 14 percent, fixed rate.

•	Election systems revenue is now anticipated to be in the range of $80 to $95 million. The company has reduced its revenue expectations as a result of delays in the implementation of electronic voting in Ohio. The total adjusted range includes $35.8 million for the voting contract in Brazil.

•	Positive currency impact of 1 to 2 percent versus prior year.

•	Depreciation and amortization of approximately $75 million.

•	An effective tax rate of approximately 32.0 percent.

•	Pension expense is expected to be $.04 per share higher in 2004, moving from $.01 per share in 2003 to $.05 per share in 2004.

•	EPS in the range of $2.58 to $2.66.

•	Research and development will be approximately 3.0 percent of revenue.

FORWARD-LOOKING STATEMENT DISCLOSURE

In the company’s written or oral statements, the use of the words “believes,” “anticipates,” “expects” and similar expressions is intended to identify forward-looking statements that have been made and may in the future be made by or on behalf of the company, including statements concerning future operating performance, the company’s share of new and existing markets, and the company’s short- and long-term revenue and earnings growth rates. Although the company believes that its outlook is based upon reasonable assumptions regarding the economy, its knowledge of its business, and on key performance indicators which impact the company, there can be no assurance that the company’s goals will be realized. The company is not obligated to report changes to its outlook. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The company’s uncertainties could cause actual results to differ materially from those anticipated in forward-looking statements. These include, but are not limited to:

•	competitive pressures, including pricing pressures and technological developments;

•	changes in the company’s relationships with customers, suppliers, distributors and/or partners in its business ventures;

•	changes in political, economic or other factors such as currency exchange rates, inflation rates, recessionary or expansive trends, taxes and regulations and laws affecting the worldwide business in each of the company’s operations, including Brazil, where a significant portion of the company’s revenue is derived;

•	acceptance of the company’s product and technology introductions in the marketplace;

•	unanticipated litigation, claims or assessments;

•	ability to reduce costs and expenses and improve internal operating efficiencies;

•	variations in consumer demand for self-service technologies, products and services;

•	challenges raised about the reliability and security of the company’s election systems products, including the risk that such products will not be certified for use or will be decertified; and,

•	changes in laws regarding the company’s election systems products and services.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
As of March 31, 2004
(Unaudited)

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Dollars in thousands)

The company is exposed to foreign currency exchange rate risk inherent in its international operations denominated in currencies other than the U.S. dollar. A hypothetical 10 percent unfavorable movement in the applicable foreign exchange rates would have resulted in a decrease in 2004 year-to-date operating profit of approximately $684. The sensitivity model assumes an instantaneous, parallel shift in the foreign currency exchange rates. Exchange rates rarely move in the same direction. The assumption that exchange rates change in an instantaneous or parallel fashion may overstate the impact of changing exchange rates on amounts denominated in a foreign currency.

The company’s risk management strategy uses derivative financial instruments such as forwards to hedge certain foreign currency exposures. The intent is to offset gains and losses that occur on the underlying exposures, with gains and losses on the derivative contracts hedging these exposures. The company does not enter into derivatives for trading purposes.

The company manages interest rate risk with the use of variable rate borrowings under its committed and uncommitted credit facilities and interest rate swaps. Variable rate borrowings under the credit facilities totaled $200,409 at March 31, 2004. A one percent increase or decrease in interest rates would have resulted in an increase or decrease in year-to-date interest expense of approximately $500. The company had no derivative contracts hedging interest rate risk as of March 31, 2004.

ITEM 4.	CONTROLS AND PROCEDURES

The company evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Exchange Act and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including the company’s principal executive officer and principal financial officer for the quarter ended March 31, 2004. The principal executive officer and principal financial officer have concluded, based on their review, that the company’s disclosure controls and procedures, as defined at Exchange Act Rules 13a-15(e) and 15d-15(e), are effective to ensure that information required to be disclosed by the company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. No significant changes were made to the company’s internal control over financial reporting that occurred during the company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

At March 31, 2004, the company was a party to several lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the company’s financial position or results of operations. In management’s opinion, the condensed consolidated financial statements would not be materially affected by the outcome of any present legal proceedings, commitments, or asserted claims.

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

ISSUER PURCHASES OF EQUITY SECURITIES

				(d). Maximum
			(c). Total Shares	Number of Shares
	(a). Total Number	(b). Average	Purchased as	that may yet be
	of Shares	Price Paid per	part of Publicly	Purchased under
Period	Purchased	Share	Announced Plan	the Plan
January 2004	0	N/A	694,400	1,305,600
February 2004	0	N/A	694,400	1,305,600
March 2004	342,181	$48.18	1,036,581	963,419

The Company Stock Repurchase Plan was approved by the Board of Directors of the Company on April 24, 1997 and has no expiration date.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
PART II. OTHER INFORMATION (Continued)

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Registrant’s annual meeting of shareholders was held on April 22, 2004. Each matter voted upon at such meeting and the number of shares cast for, against or withheld, and abstained are as follows:

1.	Election of Directors

	For	Withheld
Louis V. Bockius III	65,380,437	1,216,581
Christopher M. Connor	65,835,608	761,410
Richard L. Crandall	65,684,111	912,907
Eric C. Evans	65,662,043	934,975
Gale S. Fitzgerald	65,684,386	912,632
Phillip B. Lassiter	65,932,635	664,383
John N. Lauer	65,677,153	919,865
William F. Massy	65,401,069	1,195,949
Walden W. O’Dell	65,542,822	1,054,196
Eric J. Roorda	65,937,198	659,820
W. R. Timken, Jr.	65,651,415	945,603
Henry D.G. Wallace	65,283,939	1,313,079
Patrick Lysobey	14,520	—

2.	Ratification of Appointment of KPMG LLP as Independent Auditors for 2004

For	Against	Abstained
64,437,928	1,573,306	585,784

There were no broker non-votes.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)		Exhibits

3.1	(i)	Amended and Restated Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.1(i) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994. (Commission File No. 1-4879)

3.1	(ii)	Code of Regulations — incorporated by reference to Exhibit 4(c) to Registrant’s Post-Effective Amendment No. 1 to Form S-8 Registration Statement No. 33-32960.

3.2		Certificate of Amendment by Shareholders to Amended Articles of Incorporation of Diebold, Incorporated – incorporated by reference to Exhibit 3.2 to Registrant’s Form 10-Q for the quarter ended March 31, 1996. (Commission File No. 1-4879)

3.3		Certificate of Amendment to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.3 to Registrant’s Form 10-K for the year ended December 31, 1998. (Commission File No. 1-4879)

4.		Rights Agreement dated as of February 11, 1999 between Diebold, Incorporated and The Bank of New York — incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form 8-A dated February 11, 1999.

*10.1		Form of Employment Agreement as amended and restated as of September 13, 1990 — incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990. (Commission File No. 1-4879)

*10.2		Schedule of Certain Officers who are Parties to Employment Agreements in the form of Exhibit 10.1.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
PART II. OTHER INFORMATION (Continued)

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)		Exhibits (Continued)

*10.5	(i)	Supplemental Employee Retirement Plan I as amended and restated July 1, 2002 – incorporated by reference to Exhibit 10.5 (i) of Registrant’s Form 10-Q for the quarter ended September 30, 2002. (Commission File No. 1-4879).

*10.5	(ii)	Supplemental Employee Retirement Plan II as amended and restated July 1, 2002 – incorporated by reference to Exhibit 10.5 (ii) of Registrant’s Form 10-Q for the quarter ended September 30, 2002. (Commission File No. 1-4879).

*10.7	(i)	1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992. (Commission File No. 1-4879).

*10.7	(ii)	Amendment No. 1 to the Amended and Restated 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998. (Commission File No. 1-4879).

*10.7	(iii)	Amendment No. 2 to the Amended and Restated 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 2003. (Commission File No. 1-4879).

*10.8	(i)	1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 — incorporated by reference to Exhibit 4 (a) to Form S-8 Registration Statement No. 333-60578.

*10.8	(ii)	Amendment No. 1 to the 1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001.

*10.8	(iii)	Amendment No. 2 to the 1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001.

*10.9		Long-Term Executive Incentive Plan – incorporated by reference to Exhibit 10.9 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993. (Commission File No. 1-4879)

*10.10	(i)	1992 Deferred Incentive Compensation Plan (as amended and restated ) – incorporated by reference to Exhibit 10.10 (i) of Registrant’s Form 10-Q for the quarter ended September 30, 2002. (Commission File No. 1-4879)

*10.11		Annual Incentive Plan — incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000. (Commission File No. 1-4879)

*10.13	(i)	Forms of Deferred Compensation Agreement and Amendment No. 1 to Deferred Compensation Agreement — incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996. (Commission File No. 1-4879)

*10.13	(ii)	Section 162(m) Deferred Compensation Agreement (as amended and restated January 29, 1998) — incorporated by reference to Exhibit 10.13 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998. (Commission File No. 1-4879)

*10.14		Deferral of Stock Option Gains Plan — incorporated by reference to Exhibit 10.14 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998. (Commission File No. 1-4879)

*10.15		Employment Agreement with Walden W. O’Dell – incorporated by reference to Exhibit 10.15 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999. (Commission File No. 1-4879)

*10.17		Amended and Restated Loan Agreement dated as of April 30, 2003 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, N.A. — incorporated by reference to Exhibit 10.17 to Registrant’s Form 10-Q for the quarter ended June 30, 2003. (Commission File No. 1-4879).

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

PART II. OTHER INFORMATION (Continued)

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)		Exhibits (Continued)

*10.18	(i)	Retirement and Consulting Agreement with Robert W. Mahoney – incorporated by reference to Exhibit 10.18 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

*10.18	(ii)	Extension of Retirement and Consulting Agreement with Robert W. Mahoney – incorporated by reference to Exhibit 10.18 (ii) of Registrant’s Form 10-Q for the quarter ended September 30, 2002. (Commission File No. 1-4879)

*10.18	(iii)	Extension of Retirement and Consulting Agreement with Robert W. Mahoney — incorporated by reference to Exhibit 10.18 (iii) to Registrant’s Form 10-Q for the quarter ended June 30, 2003. (Commission File No. 1-4879).

*10.18	(iv)	Extension of Retirement and Consulting Agreement with Robert W. Mahoney.

10.20	(i)	Transfer and Administration Agreement by and among DCC Funding LLC, Diebold Credit Corporation, Diebold, Incorporated, Receivables Capital Corporation and Bank of America, National Association – incorporated by reference to Exhibit 10.20 (i) on Registrant’s Form 10-Q for the quarter ended March 31, 2001. (Commission File No. 1-4879)

10.20	(ii)	Amendment No. 1 to the Transfer and Administration Agreement by and among DCC Funding LLC, Diebold Credit Corporation, Diebold, Incorporated, Receivables Capital Corporation and Bank of America, National Association – incorporated by reference to Exhibit 10.20 (ii) on Registrant’s Form 10-Q for the quarter ended March 31, 2001. (Commission File No. 1-4879)

*10.21		Employment Agreement with Eric C. Evans.

	*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 6 (c) of this report.

31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)		Reports on Form 8-K

Registrant furnished a report on Form 8-K under Item 12 on January 28, 2004, in connection with its earnings release dated January 28, 2004.

(c)		Refer to page 23 of this Form 10-Q for an index of exhibits to this Form 10-Q.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIEBOLD, INCORPORATED

(Registrant)
Date : May 7, 2004	By:	/s/ Walden W. O’Dell

Walden W. O’Dell
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date : May 7, 2004	By:	/s/ Gregory T. Geswein

Gregory T. Geswein
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

INDEX TO EXHIBITS

EXHIBIT NO.		PAGE NO.
10.2	Schedule of Certain Officers who are Parties to Employment Agreements in the form of Exhibit 10.1.	24

10.8 (ii)	Amendment No. 1 to the 1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001.	25

10.8 (iii)	Amendment No. 2 to the 1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001.	26

10.18 (iv)	Extension of Retirement and Consulting Agreement with Robert W. Mahoney.	27

10.21	Employment Agreement with Eric C. Evans.	28

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	29

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	30

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	31

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	32