Form 10-Q
period 2004-06-30
DIEBOLD INC
filed 2004-08-04
CIK 28823

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes [X]    No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes [X]    No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common shares, as of the latest practicable date.

Class	Outstanding at July 29, 2004

Common Shares $1.25 Par Value	71,696,411 Shares

DIEBOLD, INCORPORATED AND SUBSIDIARIES

FORM 10-Q

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	(Unaudited )	December 31,
	June 30, 2004	2003
ASSETS
Current assets
Cash and cash equivalents	$123,305	$169,951
Short-term investments	274	6,150
Trade receivables less allowances of $11,828 and $8,713, respectively	578,939	558,161
Inventories	318,742	262,039
Prepaid expenses	25,852	15,780
Other current assets	103,331	93,078

Total current assets	1,150,443	1,105,159
Securities and other investments	49,229	47,386
Property, plant and equipment, at cost	570,510	547,858
Less accumulated depreciation and amortization	315,060	294,703

	255,450	253,155
Goodwill	360,338	331,646
Other assets	159,104	163,156

	$1,974,564	$1,900,502

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$277,164	$190,172
Accounts payable	102,404	115,133
Deferred income	133,032	87,881
Other current liabilities	213,201	225,467

Total current liabilities	725,801	618,653
Long-term liabilities	129,169	133,611
Shareholders’ equity
Preferred Shares, no par value, authorized 1,000,000 shares, none issued	—	—
Common shares, par value $1.25, authorized 125,000,000 shares; issued 74,051,370 and 73,795,416 shares, respectively outstanding 71,817,631 and 72,649,795 shares, respectively	92,564	92,244
Additional capital	170,996	159,610
Retained earnings	1,028,371	982,342
Treasury shares, at cost (2,233,739 and 1,145,621 shares, respectively)	(94,874)	(42,562)
Accumulated other comprehensive loss	(77,051)	(43,055)
Other	(412)	(341)

Total shareholders’ equity	1,119,594	1,148,238

	$1,974,564	$1,900,502

See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES

FORM 10-Q

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net Sales
Products	$266,772	$212,400	$486,364	$377,068
Services	285,271	268,470	563,934	513,956

	552,043	480,870	1,050,298	891,024
Cost of sales
Products	172,220	140,563	320,516	244,572
Services	214,566	198,275	424,498	380,665

	386,786	338,838	745,014	625,237
Gross Profit	165,257	142,032	305,284	265,787
Selling and administrative expense	84,186	70,757	164,845	139,125
Research, development and engineering expense	14,793	14,836	30,331	29,190

	98,979	85,593	195,176	168,315
Operating Profit	66,278	56,439	110,108	97,472
Other income (expense)
Investment income	2,242	2,993	4,961	5,994
Interest expense	(2,360)	(1,857)	(4,361)	(4,693)
Miscellaneous, net	(912)	4,581	(1,012)	3,170
Minority interest	(1,032)	(1,355)	(2,584)	(3,054)

Income before taxes	64,216	60,801	107,112	98,889
Taxes on income	20,549	19,457	34,276	31,645

Net income	$43,667	$41,344	$72,836	$67,244

Basic weighted-average shares outstanding	72,176	72,294	72,477	72,247
Diluted weighted-average shares outstanding	72,680	72,679	73,026	72,576
Basic earnings per share	$0.61	$0.57	$1.00	$0.93
Diluted earnings per share	$0.60	$0.57	$1.00	$0.93

Cash dividends paid per common share	$0.185	$0.170	$0.370	$0.340

See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2004	2003
Cash flow from operating activities:
Net income	$72,836	$67,244
Adjustments to reconcile net income to cash provided by operating activities:
Minority share of income	2,584	3,054
Depreciation and amortization	33,359	34,441
Deferred income taxes	(365)	25
Loss on sale of assets, net	46	758
Cash (used) provided by changes in certain assets and liabilities:
Trade receivables	(22,050)	(1,630)
Inventories	(60,360)	(22,413)
Prepaid expenses	(10,200)	(4,216)
Other current assets	(11,389)	23,485
Accounts payable	(12,952)	9,170
Certain other assets and liabilities	13,552	52,374

Net cash provided by operating activities	5,061	162,292
Cash flow from investing activities:
Payments for acquisitions, net of cash acquired	(35,429)	(6,090)
Proceeds from maturities of investments	8,021	21,490
Proceeds from sales of investments	—	5,566
Payments for purchases of investments	(5,212)	(34,656)
Capital expenditures	(23,295)	(32,478)
Rotable spares expenditures	(5,140)	(18,584)
Decrease (increase) in certain other assets	841	(8,097)

Net cash used by investing activities	(60,214)	(72,849)
Cash flow from financing activities:
Dividends paid	(26,807)	(24,568)
Notes payable borrowings	456,474	33,187
Notes payable repayments	(362,069)	(134,781)
Net payments from securitization	(7,555)	(7,815)
Distribution of affiliate’s earnings to minority interest holder	(498)	(359)
Issuance of common shares	4,242	7,674
Repurchase of common shares	(53,432)	(1,708)

Net cash provided (used) by financing activities	10,355	(128,370)
Effect of exchange rate changes on cash	(1,848)	3,985

Decrease in cash and cash equivalents	(46,646)	(34,942)
Cash and cash equivalents at the beginning of the period	169,951	155,446

Cash and cash equivalents at the end of the period	$123,305	$120,504

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

In addition, some of the company’s statements in this Form 10-Q report may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. A discussion of these risks and uncertainties is contained in the management’s discussion and analysis of financial condition and results of operations in this Form 10-Q. The results of operations for the six-month period ended June 30, 2004 are not necessarily indicative of results to be expected for the full year.

The company has reclassified the presentation of certain prior-year information to conform to the current-year presentation.

2. STOCK OPTION PLANS

Under the 1991 Equity and Performance Incentive Plan, as amended and restated (1991 Plan), the company has granted stock options which are outstanding as of June 30, 2004. The company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for stock options granted under the 1991 Plan. No stock-based compensation cost is reflected in net income, as all options granted under the 1991 Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The fair value of each option grant was estimated on the date of grant using the Black Scholes option pricing model with the following assumptions for the three months ended June 30, 2004 and 2003, respectively: risk-free interest rate of 3.0 and 2.8 percent; dividend yield of 1.6 and 1.8 percent; volatility of 38 and 41 percent; and average expected lives of six years for options granted to management and four years for options granted to executive management and nonemployee directors.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income, as reported	$43,667	$41,344	$72,836	$67,244
Deduct: Total stock-based employee compensation expense determined under fair value method, net of tax	(1,226)	(1,011)	(2,336)	(2,018)

Net income, pro forma	$42,441	$40,333	$70,500	$65,226

Earnings per share:
Basic – as reported	$0.61	$0.57	$1.00	$0.93
Basic – pro forma	$0.59	$0.56	$0.97	$0.90
Diluted – as reported	$0.60	$0.57	$1.00	$0.93
Diluted – pro forma	$0.58	$0.56	$0.97	$0.90

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Numerator:
Income used in basic and diluted earnings per share	$43,667	$41,344	$72,836	$67,244
Denominator:
Basic weighted-average shares	72,176	72,294	72,477	72,247
Effect of dilutive fixed stock options	504	385	549	329

Diluted weighted-average shares	72,680	72,679	73,026	72,576

Basic earnings per share	$0.61	$0.57	$1.00	$0.93

Diluted earnings per share	$0.60	$0.57	$1.00	$0.93

Anti-dilutive shares not used in calculating diluted weighted-average shares	480	201	353	253

4. INVENTORIES

Inventories are valued at the lower of cost or market. The company regularly reviews the inventory quantities on hand, identifies any slow-moving or obsolete inventories and writes inventory down to its net realizable value.

Major classes of inventories are summarized as follows:

	June 30, 2004	December 31, 2003
Finished goods and service parts	$100,276	$41,163
Work in process	188,474	191,320
Raw materials	29,992	29,556

Total inventory	$318,742	$262,039

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

	June 30,	December 31,
	2004	2003
Translation adjustment	$(69,806)	$(35,810)
Pensions, less accumulated taxes of $(3,159) for 2004 and 2003	(7,245)	(7,245)

	$(77,051)	$(43,055)

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)

5. OTHER COMPREHENSIVE INCOME (LOSS) (continued)

Components of comprehensive income consist of the following for the six months ended June 30:

	2004	2003
Net income	$72,836	$67,244
Other comprehensive income:
Translation adjustment	(33,996)	39,477
Unrealized gain on investment securities, less accumulated taxes of $310 in 2003	—	577

	$38,840	$107,298

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

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Components of Net Periodic Benefit Cost
Service cost	$2,975	$2,564	$19	$15
Interest cost	5,299	4,941	389	448
Expected return on plan assets	(7,271)	(7,038)	—	—
Amortization of prior service cost	303	306	(73)	(74)
Amortization of initial transition asset	(374)	(374)	—	—
Recognized net actuarial loss (gain)	231	(93)	115	124
Curtailment loss	—	39	—	1
Settlement (gain) loss	—	(18)	—	27

Net periodic pension benefit cost	$1,163	$327	$450	$541

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)

6. BENEFIT PLANS (continued)

	Pension Benefits		Other Benefits
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Components of Net Periodic Benefit Cost
Service cost	$5,949	$5,127	$37	$29
Interest cost	10,598	9,882	778	895
Expected return on plan assets	(14,542)	(14,077)	—	—
Amortization of prior service cost	606	612	(145)	(147)
Amortization of initial transition asset	(747)	(747)	—	—
Recognized net actuarial loss (gain)	462	(186)	230	249
Curtailment loss	—	78	—	3
Settlement (gain) loss	—	(36)	—	53

Net periodic pension benefit cost	$2,326	$653	$900	$1,082

Interest cost and recognized net actuarial loss for 2004 Other Benefits of $778 and $230, respectively, include a savings of $82 and $106 attributable to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). This Act also has the effect of reducing the accumulated postretirement benefit obligation by $2,609 or 8.9%. Authoritative guidance is currently pending related to the accounting for federal subsidies resulting from the Act that may require retroactive adjustments to the financial statements. Refer to Note 7 for further information.

Employer Contributions

Previously, the company disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $1,513 to its non-qualified pension plan and $3,313 to its other postretirement benefit plan in 2004. There have been no significant changes to the 2004 contribution amounts previously disclosed. As of June 30, 2004, no contributions have been made.

7. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2004, the FASB issued FSP FAS No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which supercedes FSP FAS No. 106-1, to provide guidance on accounting for the effects of the Act. The Act introduces a prescription drug benefit under Medicare Part D, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The FSP provides guidance on measuring the accumulated postretirement benefit obligation (APBO) and net periodic postretirement benefit cost, and the effects of the Act on the APBO. In addition, the FSP addresses accounting for plan amendments and requires certain disclosures about the Act and its effects on the financial statements. This FSP is effective for the first interim or annual period beginning after June 15, 2004 for public entities. However, the company has elected earlier application and has included the required measurements and disclosures in Note 6.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)

8. ACQUISITIONS

The following mergers and acquisitions were accounted for as purchase business combinations and, accordingly, the purchase price has been allocated to identifiable tangible and intangible assets acquired and liabilities assumed, based upon their respective fair values, with the excess allocated to goodwill.

In January 2004, a subsidiary of the company merged with Newell Communications, Inc. (NCI), based in Richmond, Virginia. NCI provides a full spectrum of security and communications solutions. The merger was effected in a combination of 80.5 percent stock and 19.5 percent cash with a total purchase price of $5,500. As a result of the merger, NCI became a wholly-owned subsidiary of the company. Estimated intangibles amounted to approximately $5,100.

In June 2004, the company acquired TFE Technology Holdings, LLC (TFE), a third-party maintenance provider of network and hardware service solutions to federal and state government agencies and commercial firms, with a total purchase price of $34,450, including the payoff of certain debt arrangements. TFE was integrated into the company’s domestic security service operation. Estimated intangibles amounted to approximately $30,000.

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

The DNA segment sells financial and retail systems and also services financial, retail and medical systems in the United States and Canada. The DI segment sells and services financial and retail systems over the remainder of the globe. The ES segment includes the operating results of Diebold Election Systems, Inc. and the voting related business in Brazil. Each of the sales channels buys the goods it sells from the company’s manufacturing plants through intercompany sales that are eliminated in consolidation, and intersegment revenue is not significant. Each year, intercompany pricing is agreed upon which drives sales channel operating profit contribution. As permitted under SFAS 131, certain information not routinely used in the management of these segments, information not allocated back to the segments or information that is impractical to report is not shown. Items not allocated are as follows: interest income, interest expense, equity in the net income of investees accounted for by the equity method, income tax expense or benefit, extraordinary items, significant non-cash items and other non-current assets.

	DNA	DI	ES	Total
Segment Information by Channel for the quarter ended June 30, 2004
Customer revenue	$341,747	$183,168	$27,128	$552,043
Operating profit	54,130	9,913	2,235	66,278
Capital and rotable expenditures	6,395	4,678	71	11,144
Depreciation	4,479	5,420	220	10,119
Segment Information by Channel for the quarter ended June 30, 2003
Customer revenue	$297,268	$175,907	$7,695	$480,870
Operating profit/(loss)	44,793	14,856	(3,210)	56,439
Capital and rotable expenditures	17,365	9,407	176	26,948
Depreciation	6,899	6,031	185	13,115

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)

9. SEGMENT INFORMATION (continued)

	DNA	DI	ES	Total
Segment Information by Channel as of and for the six months ended June 30, 2004
Customer revenue	$647,074	$361,223	$42,001	$1,050,298
Operating profit/(loss)	93,733	18,268	(1,893)	110,108
Capital and rotable expenditures	18,505	9,727	203	28,435
Depreciation	12,121	10,965	422	23,508
Property, plant and equipment, at cost	406,879	159,736	3,895	570,510
Segment Information by Channel as of and for the six months ended June 30, 2003
Customer Revenue	$559,183	$317,114	$14,727	$891,024
Operating profit/(loss)	74,765	25,441	(2,734)	97,472
Capital and rotable expenditures	31,298	19,246	518	51,062
Depreciation	14,755	10,355	342	25,452
Property, plant and equipment, at cost	380,503	138,337	3,252	522,092

     Revenue Summary by Geographic Area

	For the quarter ended June 30:		For the six months ended June 30:
	2004	2003	2004	2003
The Americas:
Financial self-service solutions	$275,411	$233,395	$533,567	$441,482
Security solutions	129,083	122,506	244,768	229,311
Election systems	27,128	7,695	42,001	14,727

	431,622	363,596	820,336	685,520
Asia-Pacific:
Financial self-service solutions	36,446	34,540	72,285	66,021
Security solutions	7,535	508	13,475	684

	43,981	35,048	85,760	66,705
Europe, Middle East and Africa:
Financial self-service solutions	76,418	82,190	144,178	138,739
Security solutions	22	36	24	60

	76,440	82,226	144,202	138,799

Total revenue	$552,043	$480,870	$1,050,298	$891,024

     Revenue Summary by Product and Service Solutions

	For the quarter ended June 30:		For the six months ended June 30:
	2004	2003	2004	2003
Financial self-service:
Products	$178,630	$147,113	$332,890	$258,701
Services	209,645	203,012	417,140	387,541

Total financial self-service	388,275	350,125	750,030	646,242
Security:
Products	65,186	59,484	122,603	107,895
Services	71,454	63,566	135,664	122,160

Total security	136,640	123,050	258,267	230,055

Total financial self-service & security	524,915	473,175	1,008,297	876,297
Election systems	27,128	7,695	42,001	14,727

Total revenue	$552,043	$480,870	$1,050,298	$891,024

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)

10. GUARANTEES AND PRODUCT WARRANTIES

The company has applied the provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, to its agreements that contain guarantees or indemnification clauses. These requirements expand those required by FASB Statement No. 5, Accounting for Contingencies, by requiring a guarantor to disclose certain types of guarantees and recognized liabilities in certain instances, even if the likelihood of requiring the guarantor’s performance is remote. The following is a description of arrangements in effect as of June 30, 2004 in which the company is the guarantor.

In connection with the construction of two of its manufacturing facilities, the company guaranteed repayment of principal and interest on a total of $13,300 variable rate industrial development revenue bonds by obtaining letters of credit. The bonds were issued with a 20-year original term and are scheduled to mature in 2017. Any default, as defined in the agreements, would obligate the company for the full amount of the outstanding bonds through maturity. At June 30, 2004, the carrying value of the liability was $13,300 and is included in long term liabilities.

The company provides its global operations guarantees and standby letters of credit through various financial institutions to suppliers, regulatory agencies and insurance providers. If the company is not able to make payment, the suppliers, regulatory agencies and insurance providers may draw on the pertinent bank. As of June 30, 2004, the maximum future payment obligations relative to these various guarantees totaled $29,042, of which $13,344 represented standby letters of credit to insurance providers, and no associated liability was recorded.

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

	2004	2003
Balance at January 1	$12,096	$11,035
Current period accruals	9,366	8,297
Current period settlements	(10,932)	(9,058)

Balance at June 30	$10,530	$10,274

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
As of June 30, 2004
(Unaudited)
(Dollars in thousands, except per share amounts)

OVERVIEW

More than 140 years ago, Diebold went into the business of making strong, reliable safes. Today, Diebold, Incorporated is a global leader in providing integrated self-service delivery systems, security and services to customers within the financial, government, education, and retail sectors. In 2003, the company introduced Opteva, a new product line within the financial self-service market that provides a higher level of security, convenience and reliability. The new line is powered by Agilis, which is a software platform for financial self-service equipment that was developed by the company in 2002. The combination of Opteva and Agilis provides the ability for financial institutions to customize solutions to meet their consumers’ demands and positively affect equipment performance. The Agilis software platform gives customers the ability to run the same software across their entire network, which helps contain costs and improve financial self-service equipment availability. Significant growth in 2003 and 2002 was attributable to favorable reaction by the financial sector to this new generation of financial self-service solutions, and this growth continued into 2004.

The company faces a variety of challenges and opportunities in responding to customer needs, most notably with the election systems market. Diebold Election Systems, Inc. (DESI) remains a leader in the election systems market. However, a number of individuals and groups have raised challenges recently in the media and elsewhere, including legal challenges, regarding the reliability and security of the automated election system tabulation products and services provided by DESI. The parties making these challenges oppose the use of technology in the electoral process generally and, specifically, have filed a lawsuit and taken other actions to publicize what they view as significant flaws in DESI’s election management software and firmware. In July 2004, the Superior Court of the State of California unsealed a lawsuit filed by two individuals on behalf of the State of California and the County of Alameda alleging, among other things, that the electronic voting products purchased by the County of Alameda did not comply with applicable law and certification requirements, and, accordingly, that DESI and Diebold violated the California False Claims Act by submitting and having false claims paid by the State of California and the County of Alameda. Among other efforts, these parties have established web sites and web logs devoted to disseminating information damaging to DESI’s reputation and its products. They have filed a number of open-records act requests in various states for copies of contracts with DESI and/or for DESI’s software. They have also posted on the internet portions of DESI’s software source code and private communications among DESI’s programmers, which were originally obtained by a hacker from an internal File Transfer Protocol site maintained by DESI. These efforts have negatively/adversely affected DESI’s customer relations. Also, the election systems market continues to evolve. Funding is being provided by the federal government and utilized by the states; however, the guidelines and rules governing the election software and hardware have not yet been fully established. As a result, various states and industry experts are interpreting the election requirements differently. Recent changes in the laws under which election-related products must be certified by a number of states have lengthened the certification process and, in some cases, required changes to DESI’s products. For example, the Ohio Secretary of State recently halted deployment of DESI’s electronic voting products for the November election. Accordingly, such products will not be used in Ohio until the Secretary of State is satisfied that certain perceived security issues are resolved, which will adversely impact DESI’s sales in Ohio and may impact its sales in other states. Additionally, in April 2004, the California Secretary of State revoked the conditional certification of the Accu-Vote-TSX product as well as the certifications of DESI’s other electronic voting products, and DESI will not be permitted to seek recertification of such other electronic voting products until requested changes are made. The California Secretary of State has also recommended that the California Attorney General pursue possible civil or criminal charges against DESI. Although the Company cannot predict the ultimate impact of the challenges on DESI’s cost of providing such products and services or the ultimate impact that changes in the law will have on DESI, they are likely to increase DESI’s costs of providing such products and services and may affect its relationship with its customers, which may also adversely affect DESI’s sales. The company has responded to these challenges by upgrading its election products and services.

The company intends the discussion of its financial condition and results of operation that follows to provide information that will assist in understanding the financial statements, the changes in certain key items in those financial statements from the second quarter of 2004 as compared to the second quarter of 2003, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affected the financial statements.

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
As of June 30, 2004
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
As of June 30, 2004
(Unaudited)
(Dollars in thousands, except per share amounts)

Annually, the company analyzes its key assumptions related to its pension plans. Key assumptions include the long-term rate of return on plan assets, the discount rate and the compensation levels. Such factors as financial market performance and actual compensation levels are considered when analyzing the key assumptions. The company’s key assumptions related to its pension plans for 2004 are as follows: long-term rate of return on plan assets of 8.50 percent; discount rate of 6.25 percent; and compensation level increase of 3.00 percent.

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

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

	One-Percentage-	One-Percentage-
	Point Increase	Point Decrease
Effect on total of service and interest cost	$94	$(84)
Effect on postretirement benefit obligation	1,590	(1,423)

The company’s pension plans remain adequately funded and the company is not required to make any additional contributions in 2004. Pension expense excludes retiree medical expense, which is also included in operating expenses and was approximately $2,800 in 2003. Retiree medical expense is expected to be approximately $3,000 in 2004.

LIQUIDITY AND CAPITAL RESOURCES

Capital resources are obtained from income retained in the business, borrowings under the company’s committed and uncommitted credit facilities, long-term industrial revenue bonds, and operating and capital leasing arrangements. At June 30, 2004, the company had U.S. dollar denominated outstanding bank credit lines approximating $185,958, euro denominated outstanding bank credit lines approximating 73,207 (translated at $88,447) and Australian dollar denominated outstanding bank credit lines approximating 4,000 (translated at $2,759). An additional $150,961 was available under committed credit line agreements and $16,000 was available under uncommitted lines of credit. Management expects that cash provided from operations, available credit, long-term debt and the use of operating leases will be sufficient to finance planned working capital needs, acquisitions, investments in facilities or equipment, and purchases of company stock.

During the six months ended June 30, 2004, the company generated $5,061 in cash from operating activities, a decrease of $157,231, or 96.9 percent versus the comparable period in 2003. Cash flows from operating activities are generated primarily from operating income and changes in the components of working capital. The six months ended June 30, 2004 cash flows from operations were negatively impacted by the increase in inventory levels as well as net changes in other components of working capital. Inventory increased by $60,360 in 2004 compared to $22,413 in 2003, primarily due to the impact of transitioning to the new Opteva product solution and the phase out of legacy products, as well as the build up for anticipated strong third quarter sales. Certain other assets and liabilities changed by $13,552 in 2004 compared to $52,374 in 2003. The primary component of this change from 2003 to 2004 pertained to a decrease in estimated income taxes payable due to the timing of federal tax payments for comparable periods. Other current assets increased by $11,389 in 2004 compared to a decrease of $23,485 in 2003 primarily due to the discontinuance of providing cash for the retail ATM program as well as the timing of value added tax settlements. The company began outsourcing the supply of cash for the retail ATM program late in 2003. Trade receivables increased by $22,050 in 2004 compared to $1,630 in 2003. Included in the June 30, 2004 trade receivables were amounts due from San Diego, Solano, and San Joaquin counties in California totaling approximately $38,000 related to election systems sales. While the company expects to collect these outstanding receivables, there is a risk of further delay or possible non-collection given the recent events surrounding the California Secretary of State’s action to revoke the conditional certification of AccuVote-TSX product used in the March 2, 2004 California primary election, as well as the certification of DESI’s other electronic voting products. If these receivables are ultimately determined to be uncollectible, they would then be written off. Also included in the June 30, 2004 trade receivables was approximately $15,000 due from the State of Maryland related to election systems sales that occurred in December 2003 which was collected in July 2004. Accounts payable decreased by $12,952 in 2004 compared to an increase of $9,170 in 2003 due to timing of purchases and payments to suppliers. The increase in operating income partially offset some of the changes in working capital to positively affect cash flows in 2004.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)
As of June 30, 2004
(Unaudited)
(Dollars in thousands, except per share amounts)

The company used $60,214 for investing activities during the six months ended June 30, 2004, a decrease of $12,635, or 17.3 percent over the comparable period in 2003. The decrease over the prior year was primarily the result of lower levels of capital and rotables expenditures, which decreased by $22,627, lower levels of net investment activity, which changed by $10,409, and the change in other current assets of $8,938 due primarily to a decrease in finance receivables. These decreases were partially offset by higher acquisition activity of $29,339 in 2004 versus 2003. Refer to Note 8 of the Condensed Consolidated Financial Statements for a description of 2004 acquisitions. In 2003, acquisitions primarily consisted of purchasing the remaining 50 percent interest of Diebold HMA Private Ltd. for $5,000 and QSI Security, Inc.

Net cash provided by financing activities for the six months ended June 30, 2004 was $10,355 compared to net cash used by financing activities of $128,370 for the six months ended June 30, 2003. The change in financing activities was $138,725 and was primarily due to the cash inflows from net borrowings of $94,405 in 2004 compared with cash outflows from net debt repayments of $101,594 in 2003. This change was partially offset by a $51,724 increase in cash payments for the repurchase of common shares.

In lieu of granting stock options in 2004 to certain key associates, the company granted restricted stock units in an effort to more directly link associate rewards to corporate performance. Stock options currently do not result in any expense; however, restricted stock units granted are expensed ratably over their vesting period. Restricted share grants are expected to negatively affect annual earnings per share by approximately $.01 in 2004.

Contractual cash obligations with initial and remaining terms in excess of one year and contingent liabilities remained generally unchanged at June 30, 2004 compared to December 31, 2003.

In 2001, the company entered into a securitization agreement, which involved the sale of a pool of its lease receivables to a wholly owned, unconsolidated, qualified special purpose subsidiary, DCC Funding LLC (DCCF). The securitized pool of lease receivables was $33,356 at June 30, 2004, which is not recorded on the company’s condensed consolidated financial statements. The pool of receivables represents collateral for the 364-day facility agreement that funds the securitization. The balance of the 364-day facility agreement was $28,974 at June 30, 2004.

RESULTS OF OPERATIONS

Second Quarter 2004 Comparisons with Second Quarter 2003

Net Sales

Net sales for the second quarter of 2004 totaled $522,043 and were $71,173 or 14.8 percent higher than net sales for the second quarter of 2003. Financial self-service product revenue increased by $31,517 or 21.4 percent over the comparable period in 2003, primarily due to market growth and increased market share and the benefits from the positive currency effects of the euro; which were partially offset by the weakening of the Brazilian real. Strong customer acceptance of the new Opteva product line during 2004 helped the company continue to gain global market share, particularly in North America. Security product revenue increased by $5,702 or 9.6 percent over the first quarter of 2003, due primarily to increases in the retail, government and financial security markets as a result of growth in the market, complimented by growth resulting from strategic acquisitions and increased market share. Total service revenue for financial self-service and security solutions increased $14,521 or 5.4 percent over second quarter 2003, as the company continued to expand its service customer base.

Election systems net sales were $27,128, an increase of $19,433 or 252.5 percent over second quarter 2003. This increase was primarily from election systems sales in the Brazilian market. Despite the increase in election systems net sales quarter over quarter, purchasing delays by county and state governments within the United States as a result from ongoing political debates over electronic voting adversely affected the overall election systems business in 2004.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)
As of June 30, 2004
(Unaudited)
(Dollars in thousands, except per share amounts)

Gross Profit

Gross profit for the second quarter of 2004 totaled $165,257 and was $23,225 or 16.4 percent higher than gross profit in the second quarter of 2003. Product gross margin was 35.4 percent in the second quarter of 2004 compared to 33.8 percent in the comparable period of 2003. The increase in product gross margin was due to higher profit margins from increased Opteva sales and higher elections systems profit margins, primarily in Brazil. The Opteva product line continued to generate higher margins than the legacy products while the election system increase was favorably impacted by Brazilian voting sales. These improvements were partially offset by lower security product margins, which decreased due to pricing pressure and higher material costs. Service gross margin in the second quarter 2004 decreased to 24.8 percent compared with 26.1 percent in the second quarter 2003. The service margin decline was due to continued pricing pressures and increased fuel costs, which more than offset higher service margins in Brazil and the election systems business.

Operating Expenses

Total operating expenses in the second quarter of 2004 were 17.9 percent of net sales, up slightly from 17.8 percent in the second quarter 2003. This increase was due to the addition of $2,000 to the company’s allowance for doubtful accounts for issues pertaining to the election systems business. Excluding this charge to allowance for doubtful accounts, total operating expenses as a percent of net sales was 17.6 percent.

Other Income (Expense)

Investment income for the second quarter 2004 was $2,242, and decreased $751 or 25.1 percent over investment income for the second quarter 2003. The decrease was due to a smaller investment portfolio in 2004. Interest expense for the second quarter 2004 was $2,360, and increased $503 or 27.1 percent compared to the second quarter 2004. The increase was due to higher borrowing levels quarter over quarter. Miscellaneous, net for the second quarter of 2004 decreased by $5,493 or 119.9 percent compared with second quarter 2003. The decline was primarily a result of a gain of approximately $3,400 from the early buy-out of leased ATM equipment as well as foreign exchange gains in the second quarter 2003.

Net Income

Net income for the second quarter of 2004 was $43,667 and increased $2,323 or 5.6 percent over net income for the second quarter of 2003. The increase was primarily due to strong revenue performance and improved gross margins.

Segment Revenue and Operating Profit Summary

Diebold North America (DNA) second quarter 2004 net sales of $341,747 increased $44,479 or 15.0 percent over the second quarter 2003 net sales of $297,268. The increase in DNA net sales was due to increased product and service revenue from growth in the market as well as gains in market share with the continued favorable response to the Opteva financial self-service product line. Diebold International (DI) second quarter 2004 net sales of $183,168 increased by $7,261 or 4.1 percent compared with net sales in the comparable period of 2003 of $175,907. The increase in DI net sales was attributed to strong Asia-Pacific revenue growth of $8,933 or 25.5 percent, and higher revenue from Brazil, partially offset by a decrease in EMEA of $5,786 or 7.0 percent, due to increased competition pressures. Election Systems (ES) second quarter 2004 net sales of $27,128 increased by $19,433 or 252.5 percent compared second quarter 2003 net sales of $7,695 due primarily to increases in Brazilian election systems sales.

DNA operating profit for second quarter 2004 increased by $9,337 or 20.8 percent compared with second quarter 2003. The increase was primarily due to increased sales and improvement in the profit margin quarter over quarter. DI operating profit for second quarter 2004 decreased by $4,943 or 33.3 percent compared with the comparable period in 2003. The decrease was primarily due to lower security gross margins, which decreased due to pricing pressure and higher material costs. Operating profit in ES increased by $5,445 or 169.6 percent, moving from an operating loss of $3,210 for second quarter 2003 to an operating income of $2,235 for second quarter 2004. This increase in ES operating profit was a result of higher revenue volumes, primarily attributed to Brazilian election system sales, which resulted in improved profit margins.

Refer to Note 9 to the condensed consolidated financial statements for further details of segment revenue and operating profit.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)
As of June 30, 2004
(Unaudited)
(Dollars in thousands, except per share amounts)

Six Months Ended June 30, 2004 Comparisons with Six Months Ended June 30, 2003

Net Sales

Net sales for the six months ended June 30, 2004 totaled $1,050,298 and were $159,274 or 17.9 percent higher than net sales for the comparable period in 2003. Financial self-service product revenue for the six months ended June 30, 2004 increased by $74,189 or 28.7 percent over the comparable period in 2003, primarily due to growth in the market as well as gains in market share, and the benefits from the positive foreign currency effects. Strong customer acceptance of the new Opteva product line during 2004 helped the company continue to gain global market share. Security product revenue increased by $14,708 or 13.6 percent the six months ended June 30, 2003, due primarily to increases in the retail, government and financial security markets as a result of growth in the market, complimented by growth resulting from strategic acquisitions and increased market share. Total service revenue for financial self-service and security solutions increased $43,103 or 8.5 percent over 2003, as the company continued to expand its service customer base.

Election systems net sales of $42,001 increased by $27,274 or 185.2 percent over the six months ended June 30, 2003. This increase in election systems sales was attributable, in part, to voting sales in the Brazilian market. Despite the increase in election systems net sales period over period, purchasing delays by county and state governments within the United States as a result of ongoing political debates over electronic voting have adversely affected the overall election systems business in 2004.

Gross Profit

Gross profit for the six months ended June 30, 2004 totaled $305,284 and was $39,497 or 14.9 percent higher than gross profit in the six months ended June 30, 2003. Product gross margin was 34.1 percent in the six month period ended June 30, 2004 compared to 35.1 percent in the comparable period in 2003. The decline in product gross margin was due to lower product margins in the domestic election systems market, as well as pricing pressure on non-Opteva financial self-service product offerings and U.S. security products. This decline in product gross margin was partially offset by higher profit margins from Opteva financial self-service products. Service gross margin in the six months ended June 30, 2004 decreased to 24.7 percent compared with 25.9 percent in the six months ended June 30, 2003. The service margin decline was due to continued pricing pressures and increased fuel costs.

Operating Expenses

Total operating expenses for the six months ended June 30, 2004 were 18.6 percent of net sales, down from 18.9 percent in the six months ended June 30, 2003. The improved leveraging of operating expenses as a percent of net sales was achieved due to aggressive cost controls on rapid sales growth and was partially offset by an addition of $2,000 to the company’s allowance for doubtful accounts for issues pertaining to the election systems business.

Other Income (Expense)

Investment income for the six months ended June 30, 2004 was $4,961, and decreased $1,033 or 17.2 percent over investment income for the six months ended June 30, 2003. The decrease was due to a smaller investment portfolio in 2004. Miscellaneous, net for the six months ended June 30, 2004 decreased by $4,182 or 131.9 percent versus the comparable period in 2003. The decline was primarily a result of a gain of approximately $3,400 from the early buy-out of leased ATM equipment, as well as improved foreign currency exchange results.

Net Income

Net income for the six months ended June 30, 2004 was $72,836 and increased $5,592 or 8.3 percent over net income for the six months ended June 30, 2003. The increase was primarily due to strong revenue performance and aggressive cost controls, partially offset by lower gross margins.

Segment Revenue and Operating Profit Summary

DNA net sales of $647,074 for the six months ended June 30, 2004 increased $87,891 or 15.7 percent over the comparable period 2003 net sales of $559,183. The increase in DNA net sales was due to increased product and service revenue from growth in the market and gains in market share with the continued favorable response to the Opteva financial self-service product line. DI net sales of $361,223 for the six months ended June 30, 2004 increased by $44,109 or 13.9 percent over the comparable period of 2003 net sales of $317,114. The increase in DI net sales was primarily attributed to strong Asia-Pacific revenue growth of $19,055 or 28.6 percent, higher revenue in Brazil and, positive currency impact in EMEA. ES net sales of $42,001 for the six months ended June 30, 2004 increased $27,274 or 185.2 percent over the six months ended June 30, 2003. This increase was attributable, in part, to election

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)
As of June 30, 2004
(Unaudited)

systems sales in the Brazilian market. Despite the increase in election systems net sales period over period, purchasing delays by county and state governments within the United States as a result of ongoing political debates over electronic voting, have adversely affected the overall election systems business in 2004.

DNA operating profit for the six months ended June 30, 2004 increased by $18,968 or 25.4 percent versus the comparable period in 2003. The increase was primarily due to increased sales, most notably within the Opteva product line and efficiencies gained from various internal cost control initiatives. DI operating profit for the six months ended June 30, 2004 decreased by $7,173 or 28.2 percent versus the comparable period in 2003. The decrease was primarily due to lower security gross margins, which decreased due to pricing pressure and higher material costs. The operating loss in ES decreased by $841 or 30.8 percent, moving from an operating loss of $2,734 in the six months ended June 30, 2003 to an operating loss of $1,893 in 2004. This decrease in ES operating loss was a result of improved margins, primarily attributed to Brazilian election system sales.

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

Expectations for the third quarter 2004 include:

•	Third quarter revenue is expected to increase 8 to 11 percent on a fixed exchange rate basis.

•	Financial self-service revenue growth of 12 to 14 percent on a fixed exchange rate basis.

•	Security growth of 16 to 20 percent on a fixed exchange rate basis.

•	Election systems revenue is expected to be $26 to $30 million for the third quarter.

•	Currency exchange is anticipated to be slightly favorable versus prior year.

•	Depreciation and amortization to be approximately $19 million.

•	An effective tax rate of approximately 32.0 percent.

•	An increase in pension expense of approximately $.01 per share in the third quarter of 2004 as compared to the third quarter of 2003.

•	EPS in the range of $.70 to $.74. This compares to $.66 in the third quarter of 2003. Election systems business is expected to be neutral to slightly dilutive to EPS in the third quarter 2004, versus being approximately $.06 accretive in the third quarter 2003.

Expectations for the full year 2004 include:

•	Revenue growth of 11 to 12 percent on a fixed exchange rate basis.

•	Financial self-service revenue growth of 12 to 13 percent on a fixed exchange rate basis.

•	Security growth of 14 to 16 percent on a fixed exchange rate basis

•	Election systems revenue is now anticipated to be in the range of $75 to $85 million.

•	Favorable currency impact of 1 to 2 percent versus prior year.

•	Depreciation and amortization of approximately $72 million.

•	An effective tax rate of approximately 32.0 percent.

•	Pension expense is expected to be $.04 per share higher in 2004, moving from $.01 per share in 2003 to $.05 per share in 2004.

•	Research and development will be approximately 3 percent of revenue.

•	EPS in the range of $2.59 to $2.66. This represents a 10 to 13 percent increase in EPS over 2003, excluding the impact of pension expense.

FORWARD-LOOKING STATEMENT DISCLOSURE

In the company’s written or oral statements, the use of the words “believes,” “anticipates,” “expects” and similar expressions is intended to identify forward-looking statements that have been made and may in the future be made by or on behalf of the company, including statements concerning future operating performance, the company’s share of new and existing markets, and the company’s short- and long-term revenue and earnings growth rates. Although the company believes that its outlook is based upon reasonable

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)
As of June 30, 2004
(Unaudited)

FORWARD-LOOKING STATEMENT DISCLOSURE (continued)

assumptions regarding the economy, its knowledge of its business, and on key performance indicators, which impact the company, there can be no assurance that the company’s goals will be realized. The company is not obligated to report changes to its outlook.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The company’s uncertainties could cause actual results to differ materially from those anticipated in forward-looking statements. These include, but are not limited to:

•	competitive pressures, including pricing pressures and technological developments;

•	changes in the company’s relationships with customers, suppliers, distributors and/or partners in its business ventures;

•	changes in political, economic or other factors such as currency exchange rates, inflation rates, recessionary or expansive trends, taxes and regulations and laws affecting the worldwide business in each of the company’s operations, including Brazil, where a significant portion of the company’s revenue is derived;

•	acceptance of the company’s product and technology introductions in the marketplace;

•	unanticipated litigation, claims or assessments;

•	ability to reduce costs and expenses and improve internal operating efficiencies;

•	variations in consumer demand for financial self-service technologies, products and services;

•	challenges raised about reliability and security of the company’s election systems products, including the risk that such products will not be certified for use or will be decertified;

•	changes in laws regarding the company’s election systems products and services; and

•	potential security violations to the company’s information technology systems.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     (Dollars in thousands)

The company is exposed to foreign currency exchange rate risk inherent in its international operations denominated in currencies other than the U.S. dollar. A hypothetical 10 percent unfavorable movement in the applicable foreign exchange rates would have resulted in a decrease in 2004 year-to-date operating profit of approximately $1,449. The sensitivity model assumes an instantaneous, parallel shift in the foreign currency exchange rates. Exchange rates rarely move in the same direction. The assumption that exchange rates change in an instantaneous or parallel fashion may overstate the impact of changing exchange rates on amounts denominated in a foreign currency.

The company’s risk management strategy uses derivative financial instruments such as forwards to hedge certain foreign currency exposures. The intent is to offset gains and losses that occur on the underlying exposures, with gains and losses on the derivative contracts hedging these exposures. The company does not enter into derivatives for trading purposes.

The company manages interest rate risk with the use of variable rate borrowings under its committed and uncommitted credit facilities and interest rate swaps. Variable rate borrowings under the credit facilities totaled $277,164 at June 30, 2004. A one percent increase or decrease in interest rates would have resulted in an increase or decrease in interest expense of approximately $2,800. The company had no derivative contracts hedging interest rate risk as of June 30, 2004.

ITEM 4. CONTROLS AND PROCEDURES

The company evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Exchange Act and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including the company’s principal executive officer and principal financial officer for the quarter ended June 30, 2004. The principal executive officer and principal financial officer have concluded, based on their review, that, as of June 30, 2004, the company’s disclosure controls and procedures, as defined at Exchange Act Rules 13a-15(e) and 15d-15(e), are effective to ensure that information required to be disclosed by the company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. No change in the company’s internal control over financial reporting occurred during the company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In July 2004, the Superior Court of the State of California unsealed a complaint filed in the Court on November 21, 2003 by two individuals on behalf of the State of California and the County of Alameda, California against Diebold Election Systems, Inc., Diebold and various known and unknown employees and agents of Diebold Elections Systems, Inc. and Diebold (State of California and County of Alameda, California ex rel. James March and Beverly Harris v. Diebold Election Systems, Inc. et al.). The complaint alleges, among other things, that the electronic voting products purchased by the County of Alameda did not comply with applicable law and certification requirements, and, accordingly, that the defendants violated the California False Claims Act by submitting and having false claims paid by the State of California and County of Alameda. The complaint had also alleged that the defendants violated the California Unfair Competition Law, but the qui tam plaintiffs voluntarily dismissed that cause of action in May 2004. Pursuant to their remaining causes of action, the qui tam plaintiffs are seeking treble damages, the costs of bringing the lawsuit, including attorney’s fees, and any other relief that the Court deems just. Although this lawsuit is subject to uncertainties inherent in the litigation process, based on the information presently available to Diebold, management does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on Diebold’s financial condition, results of operations or cash flows.

At June 30, 2004, the company was also a party to several lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the company’s financial position or results of operations. In management’s opinion, the condensed consolidated financial statements would not be materially affected by the outcome of any present legal proceedings, commitments, or asserted claims.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

ISSUER PURCHASES OF EQUITY SECURITIES

				(d). Maximum
			(c). Total Shares	Number of Shares
	(a). Total Number	(b). Average	Purchased as	that may yet be
	of Shares	Price Paid per	part of Publicly	Purchased under
Period	Purchased	Share	Announced Plan	the Plan
April 2004	0	N/A	1,036,581	963,419
May 2004	717,000	$46.39	1,753,581	246,419
June 2004	75,000	$49.08	1,828,581	2,171,419

(a)	Total number of shares repurchased represents the company’s repurchase of its stock as a result of the Company Stock Repurchase Plan which was approved by the Board of Directors in April 1997. The Repurchase Plan authorized the repurchase of up to two million shares and has no expiration date. In June 2004, the repurchase of an additional two million shares was authorized by the Board of Directors. There were no repurchases from stock option and/or restricted share recipients in lieu of cash payments.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The information required by this Item is incorporated by reference to Part II Item 4 of the company’s quarterly report on Form 10-Q for the quarter ended March 31, 2004.

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

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

PART II. OTHER INFORMATION (Continued)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)		Exhibits
3.3		Certificate of Amendment to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.3 to Registrant’s Form 10-K for the year ended December 31, 1998. (Commission File No. 1-4879)

4.		Rights Agreement dated as of February 11, 1999 between Diebold, Incorporated and The Bank of New York — incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form 8-A dated February 11, 1999.

*10.1		Form of Employment Agreement as amended and restated as of September 13, 1990 — incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990. (Commission File No. 1-4879)

*10.2		Schedule of Certain Officers who are Parties to Employment Agreements in the form of Exhibit 10.1 – incorporated by reference to Exhibit 10.2 on Registrant’s Form 10-Q for the quarter ended March 31, 2004. (Commission File No. 1-4879)

*10.5	(i)	Supplemental Employee Retirement Plan I as amended and restated July 1, 2002 – incorporated by reference to Exhibit 10.5 (i) of Registrant’s Form 10-Q for the quarter ended September 30, 2002. (Commission File No. 1-4879)

*10.5	(ii)	Supplemental Employee Retirement Plan II as amended and restated July 1, 2002 – incorporated by reference to Exhibit 10.5 (ii) of Registrant’s Form 10-Q for the quarter ended September 30, 2002. (Commission File No. 1-4879)

*10.7	(i)	1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992. (Commission File No. 1-4879)

*10.7	(ii)	Amendment No. 1 to the Amended and Restated 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998. (Commission File No. 1-4879)

*10.7	(iii)	Amendment No. 2 to the Amended and Restated 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 2003. (Commission File No. 1-4879)

*10.8	(i)	1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 — incorporated by reference to Exhibit 4 (a) to Form S-8 Registration Statement No. 333-60578.

*10.8	(ii)	Amendment No. 1 to the 1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 – incorporated by reference to Exhibit 10.8 (ii) on Registrant’s Form 10-Q for the quarter ended March 31, 2004. (Commission File No. 1-4879)

*10.8	(iii)	Amendment No. 2 to the 1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 – incorporated by reference to Exhibit 10.8 (iii) on Registrant’s Form 10-Q for the quarter ended March 31, 2004. (Commission File No. 1-4879)

*10.8	(iv)	Amendment No. 3 to the 1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 – incorporated by reference to Exhibit 10.8 (iv) on Registrant’s Form 10-Q for the quarter ended June 30, 2004.

*10.9		Long-Term Executive Incentive Plan – incorporated by reference to Exhibit 10.9 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993. (Commission File No. 1-4879)

	*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 6 (c) of this report.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

PART II. OTHER INFORMATION (Continued)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)		Exhibits
*10.10	(i)	1992 Deferred Incentive Compensation Plan (as amended and restated ) – incorporated by reference to Exhibit 10.10 (i) of Registrant’s Form 10-Q for the quarter ended September 30, 2002. (Commission File No. 1-4879)

*10.11		Annual Incentive Plan — incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000. (Commission File No. 1-4879)

*10.13	(i)	Forms of Deferred Compensation Agreement and Amendment No. 1 to Deferred Compensation Agreement — incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996. (Commission File No. 1-4879)

*10.13	(ii)	Section 162(m) Deferred Compensation Agreement (as amended and restated January 29, 1998) — incorporated by reference to Exhibit 10.13 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998. (Commission File No. 1-4879)

*10.14		Deferral of Stock Option Gains Plan — incorporated by reference to Exhibit 10.14 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998. (Commission File No. 1-4879)

*10.15		Employment Agreement with Walden W. O’Dell – incorporated by reference to Exhibit 10.15 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999. (Commission File No. 1-4879)

10.17	(i)	Amended and Restated Loan Agreement dated as of April 30, 2003 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, N.A. — incorporated by reference to Exhibit 10.17 to Registrant’s Form 10-Q for the quarter ended June 30, 2003. (Commission File No. 1-4879)

10.17	(ii)	Amendment No. 1 to the Amended and Restated Loan Agreement dated as of April 30, 2003 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, N.A. — incorporated by reference to Exhibit 10.17 (ii) to Registrant’s Form 10-Q for the quarter ended June 30, 2004.

*10.18	(i)	Retirement and Consulting Agreement with Robert W. Mahoney – incorporated by reference to Exhibit 10.18 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

*10.18	(ii)	Extension of Retirement and Consulting Agreement with Robert W. Mahoney – incorporated by reference to Exhibit 10.18 (ii) of Registrant’s Form 10-Q for the quarter ended September 30, 2002. (Commission File No. 1-4879)

*10.18	(iii)	Extension of Retirement and Consulting Agreement with Robert W. Mahoney — incorporated by reference to Exhibit 10.18 (iii) to Registrant’s Form 10-Q for the quarter ended June 30, 2003. (Commission File No. 1-4879)

*10.18	(iv)	Extension of Retirement and Consulting Agreement with Robert W. Mahoney – incorporated by reference to Exhibit 10.18 on Registrant’s Form 10-Q for the quarter ended March 31, 2004. (Commission File No. 1-4879)

10.20	(i)	Transfer and Administration Agreement by and among DCC Funding LLC, Diebold Credit Corporation, Diebold, Incorporated, Receivables Capital Corporation and Bank of America, National Association – incorporated by reference to Exhibit 10.20 (i) on Registrant’s Form 10-Q for the quarter ended March 31, 2001. (Commission File No. 1-4879)

10.20	(ii)	Amendment No. 1 to the Transfer and Administration Agreement by and among DCC Funding LLC, Diebold Credit Corporation, Diebold, Incorporated, Receivables Capital Corporation and Bank of America, National Association – incorporated by reference to Exhibit 10.20 (ii) on Registrant’s Form 10-Q for the quarter ended March 31, 2001. (Commission File No. 1-4879)

*10.21		Employment Agreement with Eric C. Evans – incorporated by reference to Exhibit 10.21 on Registrant’s Form 10-Q for the quarter ended March 31, 2004. (Commission File No. 1-4879)

	*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 6 (c) of this report.

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
Registrant furnished a report on Form 8-K under Item 12 on April 20, 2004, in connection with its earnings release dated April 20, 2004.

Registrant furnished a report on Form 8-K under Item 9 on April 23, 2004, in connection with its press release dated April 23, 2004 entitled “Diebold Disappointed in California Advisory Panel Recommendation.”

Registrant furnished a report on Form 8-K under Item 9 on April 30, 2004, in connection with its press release dated April 30, 2004 entitled “Diebold Election Systems Moving Forward After California Secretary of State Action.”

Registrant filed a report on Form 8-K under Item 10 on June 4, 2004, in connection with the amendment of its Business Ethics Policy related to prohibitions regarding political activities and contributions.

Registrant furnished a report on Form 8-K under Item 9 on June 25, 2004, in connection with its press release dated June 24, 2004 regarding its acquisition of TFE Technology Holdings, LLC.

(c)	Refer to page 26 of this Form 10-Q for an index of exhibits to this Form 10-Q.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIEBOLD, INCORPORATED

(Registrant)

Date: August 4, 2004	By:	/s/ Walden W. O’Dell
Walden W. O’Dell
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2004	By:	/s/ Gregory T. Geswein
Gregory T. Geswein
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

INDEX TO EXHIBITS

EXHIBIT NO.		PAGE NO.
10.8 (iv)	Amendment No. 3 to the 1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001.	27

10.17 (ii)	Amendment No. 1 to the Amended and Restated Loan Agreement dated as of April 30, 2003 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, N.A.	28

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	29

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	30

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	31

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	32