Form 10-Q
period 2004-09-30
DIEBOLD INC
filed 2004-11-02
CIK 28823

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes (X)  No (  )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes (X)  No (  )

Indicate the number of shares outstanding of each of the issuer’s classes of common shares, as of the latest practicable date.

Class	Outstanding at October 27, 2004

Common Shares $1.25 Par Value	71,431,363 Shares

DIEBOLD, INCORPORATED AND SUBSIDIARIES

FORM 10-Q

DIEBOLD, INCORPORATED AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	(Unaudited )	December 31,
	September 30, 2004	2003
ASSETS
Current assets
Cash and cash equivalents	$101,454	$169,951
Short-term investments	23,086	6,150
Trade receivables less allowances of $10,133 and $8,713, respectively	595,743	558,161
Inventories	336,089	262,039
Prepaid expenses	30,312	15,780
Other current assets	101,786	93,078

Total current assets	1,188,470	1,105,159
Securities and other investments	49,450	47,386
Property, plant and equipment, at cost	586,686	547,858
Less accumulated depreciation and amortization	328,132	294,703

	258,554	253,155
Goodwill	384,737	331,646
Other assets	190,181	163,156

	$2,071,392	$1,900,502

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$321,926	$190,172
Accounts payable	123,973	115,133
Deferred income	106,673	87,881
Other current liabilities	229,277	225,467

Total current liabilities	781,849	618,653
Long-term liabilities	127,466	133,611
Shareholders’ equity
Preferred Shares, no par value, authorized 1,000,000 shares, none issued	—	—
Common shares, par value $1.25, authorized 125,000,000 shares; issued 74,067,724 and 73,795,416 shares, respectively outstanding 71,427,703 and 72,649,795 shares, respectively	92,585	92,244
Additional capital	171,495	159,610
Retained earnings	1,063,478	982,342
Treasury shares, at cost (2,640,021 and 1,145,621 shares, respectively)	(113,630)	(42,562)
Accumulated other comprehensive loss	(51,540)	(43,055)
Other	(311)	(341)

Total shareholders’ equity	1,162,077	1,148,238

	$2,071,392	$1,900,502

See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES

FORM 10-Q

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net Sales
Products	$302,177	$292,203	$788,541	$669,271
Services	311,216	278,036	875,150	791,992

	613,393	570,239	1,663,691	1,461,263
Cost of sales
Products	208,177	195,607	528,693	440,179
Services	233,193	207,179	657,691	587,844

	441,370	402,786	1,186,384	1,028,023
Gross Profit	172,023	167,453	477,307	433,240
Selling and administrative expense	82,155	81,154	247,000	220,279
Research, development and engineering expense	14,733	15,035	45,064	44,225

	96,888	96,189	292,064	264,504
Operating Profit	75,135	71,264	185,243	168,736
Other income (expense)
Investment income	2,992	3,324	7,953	9,318
Interest expense	(2,977)	(2,060)	(7,338)	(6,753)
Miscellaneous, net	(2,764)	514	(3,776)	3,684
Minority interest	(1,328)	(2,029)	(3,912)	(5,083)

Income before taxes	71,058	71,013	178,170	169,902
Taxes on income	22,739	22,724	57,015	54,369

Net income	$48,319	$48,289	$121,155	$115,533

Basic weighted-average shares outstanding	71,571	72,533	72,172	72,343
Diluted weighted-average shares outstanding	72,056	73,097	72,700	72,766
Basic earnings per share	$0.68	$0.67	$1.68	$1.60
Diluted earnings per share	$0.67	$0.66	$1.67	$1.59

Cash dividends paid per common share	$0.185	$0.170	$0.555	$0.510

See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES

FORM 10-Q

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2004	2003
Cash flow from operating activities:
Net income	$121,155	$115,533
Adjustments to reconcile net income to cash provided by operating activities:
Minority share of income	3,912	5,083
Depreciation and amortization	53,110	51,598
Deferred income taxes	(2,018)	412
Loss on sale of assets, net	531	1,071
Cash (used) provided by changes in certain assets and liabilities:
Trade receivables	(22,408)	(88,111)
Inventories	(73,316)	(21,580)
Prepaid expenses	(14,381)	(3,169)
Other current assets	(6,264)	23,210
Accounts payable	4,679	11,419
Certain other assets and liabilities	6,958	37,541

Net cash provided by operating activities	71,958	133,007
Cash flow from investing activities:
Payments for acquisitions, net of cash acquired	(58,668)	(10,611)
Proceeds from maturities of investments	10,170	36,955
Proceeds from sales of investments	—	8,530
Payments for purchases of investments	(30,073)	(55,487)
Capital expenditures	(35,507)	(40,015)
Rotable spares expenditures	(7,307)	(21,676)
Increase in certain other assets	(2,790)	(10,895)

Net cash used by investing activities	(124,175)	(93,199)
Cash flow from financing activities:
Dividends paid	(40,019)	(36,896)
Notes payable borrowings	701,674	331,737
Notes payable repayments	(571,932)	(382,567)
Net payments from securitization	(37,639)	(19,759)
Distribution of affiliate’s earnings to minority interest holder	(540)	(359)
Issuance of common shares	4,508	14,353
Repurchase of common shares	(71,897)	(1,708)

Net cash used by financing activities	(15,845)	(95,199)
Effect of exchange rate changes on cash	(435)	4,676

Decrease in cash and cash equivalents	(68,497)	(50,715)
Cash and cash equivalents at the beginning of the period	169,951	155,446

Cash and cash equivalents at the end of the period	$101,454	$104,731

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

In addition, some of the company’s statements in this Form 10-Q report may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. A discussion of these risks and uncertainties is contained in the management’s discussion and analysis of financial condition and results of operations in this Form 10-Q. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of results to be expected for the full year.

The company has reclassified the presentation of certain prior-year information to conform to the current-year presentation.

2. STOCK OPTION PLANS

Under the 1991 Equity and Performance Incentive Plan, as amended and restated (1991 Plan), the company has granted stock options which are outstanding as of September 30, 2004. The company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for stock options granted under the 1991 Plan. No stock-based compensation cost is reflected in net income, as all options granted under the 1991 Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. The fair value of each option grant was estimated on the date of grant using the Black Scholes option pricing model with the following assumptions for the three and nine months ended September 30, 2004 and 2003, respectively: risk-free interest rate of 3.0 and 2.8 percent; dividend yield of 1.6 and 1.8 percent; volatility of 38 and 41 percent; and average expected lives of six years for options granted to management and four years for options granted to executive management and nonemployee directors.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income, as reported	$48,319	$48,289	$121,155	$115,533
Deduct: Total stock-based employee compensation expense determined under fair value method, net of tax	(1,052)	(1,003)	(3,388)	(3,021)

Net income, pro forma	$47,267	$47,286	$117,767	$112,512

Earnings per share:
Basic – as reported	$0.68	$0.67	$1.68	$1.60
Basic – pro forma	$0.66	$0.65	$1.63	$1.56
Diluted – as reported	$0.67	$0.66	$1.67	$1.59
Diluted – pro forma	$0.66	$0.65	$1.62	$1.55

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Numerator:
Income used in basic and diluted earnings per share	$48,319	$48,289	$121,155	$115,533
Denominator:
Basic weighted-average shares	71,571	72,533	72,172	72,343
Effect of dilutive fixed stock options	485	564	528	423

Diluted weighted-average shares	72,056	73,097	72,700	72,766

Basic earnings per share	$0.68	$0.67	$1.68	$1.60

Diluted earnings per share	$0.67	$0.66	$1.67	$1.59

Anti-dilutive shares not used in calculating diluted weighted-average shares	458	194	361	195

4. INVENTORIES

Inventories are valued at the lower of cost or market. The company regularly reviews the inventory quantities on hand, identifies any slow-moving or obsolete inventories and writes inventory down to its net realizable value.

Major classes of inventories are summarized as follows:

	September 30, 2004	December 31, 2003
Finished goods and service parts	$111,814	$41,163
Work in process	194,704	191,320
Raw materials	29,571	29,556

Total inventory	$336,089	$262,039

5. OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive loss is reported separately from retained earnings and additional capital in the condensed consolidated balance sheets. Items considered to be other comprehensive loss include adjustments made for foreign currency translation (under SFAS No. 52, Foreign Currency Translation), pensions (under SFAS No. 87, Employers ‘Accounting for Pensions) and unrealized holding gains and losses on available-for-sale securities (under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities). Components of other accumulated comprehensive loss consist of the following:

	September 30, 2004	December 31, 2003
Translation adjustment	$(44,295)	$(35,810)
Pensions, less accumulated taxes of $(3,159) for 2004 and 2003	(7,245)	(7,245)

	$(51,540)	$(43,055)

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)

5. OTHER COMPREHENSIVE INCOME (LOSS) (continued)

Components of comprehensive income consist of the following for the nine months ended September 30:

	2004	2003
Net income	$121,155	$115,533
Other comprehensive income:
Translation adjustment	(8,485)	42,421
Unrealized gain on investment securities, less accumulated taxes of $443 in 2003	—	823

	$112,670	$158,777

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

In addition to providing pension benefits, the company provides healthcare benefits (referred to as Other Benefits) for certain retired employees. As of September 30, 2004, the company eliminated life insurance coverage for its retirees. Eligible employees may be entitled to these benefits based upon years of service with the company, age at retirement and collective bargaining agreements. Currently, the company has made no commitments to increase these benefits for existing retirees or for employees who may become eligible for these benefits in the future. Currently, there are no plan assets and the company funds the benefits as the claims are paid.

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Components of Net Periodic Benefit Cost
Service cost	$2,975	$2,564	$2	$15
Interest cost	5,299	4,941	319	448
Expected return on plan assets	(7,271)	(7,038)	—	—
Amortization of prior service cost	303	306	(181)	(74)
Amortization of initial transition asset	(374)	(374)	—	—
Recognized net actuarial loss (gain)	231	(93)	125	124
Curtailment loss	—	39	—	1
Settlement (gain) loss	—	(18)	—	27

Net periodic pension benefit cost	$1,163	$327	$265	$541

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)

6. BENEFIT PLANS (continued)

	Pension Benefits		Other Benefits
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Components of Net Periodic Benefit Cost
Service cost	$8,924	$7,691	$39	$44
Interest cost	15,897	14,824	1,097	1,343
Expected return on plan assets	(21,813)	(21,116)	—	—
Amortization of prior service cost	909	918	(326)	(221)
Amortization of initial transition asset	(1,121)	(1,121)	—	—
Recognized net actuarial loss (gain)	693	(279)	355	373
Curtailment loss	—	117	—	4
Settlement (gain) loss	—	(54)	—	80

Net periodic pension benefit cost	$3,489	$980	$1,165	$1,623

Interest cost and recognized net actuarial loss for 2004 Other Benefits of $1,097 and $355, respectively, include a savings of $122 and $160 attributable to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). This Act also has the effect of reducing the accumulated postretirement benefit obligation by $2,609 or 8.9%. Refer to Note 7 for further information.

Employer Contributions

There have been no significant changes to the previously disclosed estimated 2004 contribution amounts of $1,513 to the non-qualified pension plan and $3,313 to the other postretirement benefit plan. To date, no 2004 contributions have been made; however, the company is able make contributions through September 2005 related to the 2004 plan year.

7. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position FAS No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which supercedes FSP FAS No. 106-1, to provide guidance on accounting for the effects of the Act. The Act introduces a prescription drug benefit under Medicare Part D, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The FSP provides guidance on measuring the accumulated postretirement benefit obligation (APBO) and net periodic postretirement benefit cost, and the effects of the Act on the APBO. In addition, the FSP addresses accounting for plan amendments and requires certain disclosures about the Act and its effects on the financial statements. This FSP is effective for the first interim or annual period beginning after June 15, 2004 for public entities. However, the company has elected earlier application and has included the required measurements and disclosures in Note 6.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)

8. ACQUISITIONS

The following mergers and acquisitions were accounted for as purchase business combinations and, accordingly, the purchase price has been allocated to identifiable tangible and intangible assets acquired and liabilities assumed, based upon their respective fair values, with the excess allocated to goodwill. Results of operations of the companies acquired from the date of acquisition are included in the condensed consolidated results of operations of the company.

In January 2004, a subsidiary of the company merged with Newell Communications, Inc. (NCI), based in Richmond, Virginia. NCI provides a full spectrum of security and communications solutions. The merger was effected in a combination of 80.5 percent stock and 19.5 percent cash for a total purchase price of $5,500. As a result of the merger, NCI became a wholly-owned subsidiary of the company. Estimated intangibles amounted to approximately $5,100.

In June 2004, the company acquired TFE Technology Holdings, LLC (TFE), a third-party maintenance provider of network and hardware service solutions to federal and state government agencies and commercial firms, for a total purchase price of $34,450, including the payoff of certain debt arrangements. TFE was integrated into the company’s domestic security service operation. The company is currently in the process of valuing goodwill and other intangible assets acquired in the transaction. Goodwill and other intangibles are estimated to amount to approximately $30,000.

In August 2004, the company acquired Antar-Com, Inc., an industry-leading electronic security systems integrator, for a total purchase price of $26,913, including holdback payments made in the fourth quarter 2004. Upon acquisition, Antar-Com, Inc. was named Diebold Enterprise Security Systems, Inc., a wholly-owned subsidiary, and was integrated into the company’s domestic security service operation. The company is currently in the process of valuing goodwill and other intangible assets acquired in the transaction. Goodwill and other intangibles are estimated to amount to approximately $18,000.

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

The DNA segment sells financial and retail systems and also services financial and retail systems in the United States and Canada. The DI segment sells and services financial and retail systems over the remainder of the globe. The ES segment includes the operating results of Diebold Election Systems, Inc. and the voting related business in Brazil. Each of the sales channels buys the goods it sells from the company’s manufacturing plants through intercompany sales that are eliminated in consolidation, and intersegment revenue is not significant. Each year, intercompany pricing is agreed upon which drives sales channel operating profit contribution. As permitted under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, certain information not routinely used in the management of these segments, information not allocated back to the segments or information that is impractical to report is not shown. Items not allocated are as follows: interest income, interest expense, equity in the net income of investees accounted for by the equity method, income tax expense or benefit, and other non-current assets.

	DNA	DI	ES	Total
Segment Information by Channel for the quarter ended September 30, 2004
Customer revenue	$367,526	$211,433	$34,434	$613,393
Operating profit/(loss)	63,690	12,203	(758)	75,135
Capital and rotable expenditures	11,021	3,238	120	14,379
Depreciation	9,948	4,818	243	15,009
Segment Information by Channel for the quarter ended September 30, 2003
Customer revenue	$333,095	$189,274	$47,870	$570,239
Operating profit	49,476	15,615	6,173	71,264
Capital and rotable expenditures	4,823	5,500	306	10,629
Depreciation	7,303	4,756	206	12,265

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)

9. SEGMENT INFORMATION (continued)

	DNA	DI	ES	Total
Segment Information by Channel as of and for the nine months ended September 30, 2004
Customer revenue	$1,014,600	$572,656	$76,435	$1,663,691
Operating profit/(loss)	157,423	30,471	(2,651)	185,243
Capital and rotable expenditures	29,526	12,965	323	42,814
Depreciation	22,069	15,783	665	38,517
Property, plant and equipment, at cost	415,167	167,532	3,987	586,686
Segment Information by Channel as of and for the nine months ended September 30, 2003
Customer Revenue	$892,278	$506,388	$62,597	$1,461,263
Operating profit	124,241	41,056	3,439	168,736
Capital and rotable expenditures	36,121	24,746	824	61,691
Depreciation	22,058	15,111	548	37,717
Property, plant and equipment, at cost	384,557	144,116	3,554	532,227

Revenue Summary by Product and Service Solutions

	For the quarter ended September 30:		For the nine months ended September 30:
	2004	2003	2004	2003
Financial self-service:
Products	$200,020	$177,162	$532,910	$435,863
Services	218,393	208,014	635,533	595,555

Total financial self-service	418,413	385,176	1,168,443	1,031,418
Security:
Products	73,438	70,800	196,041	178,695
Services	87,108	66,393	222,772	188,553

Total security	160,546	137,193	418,813	367,248

Total financial self-service & security	578,959	522,369	1,587,256	1,398,666
Election systems	34,434	47,870	76,435	62,597

Total revenue	$613,393	$570,239	$1,663,691	$1,461,263

Revenue Summary by Geographic Area

	For the quarter ended September 30:		For the nine months ended September 30:
	2004	2003	2004	2003
The Americas:
Financial self-service solutions	$278,457	$258,674	$812,024	$700,156
Security solutions	154,442	136,501	399,210	365,812
Election systems	34,434	47,870	76,435	62,597

	467,333	443,045	1,287,669	1,128,565
Asia-Pacific:
Financial self-service solutions	54,940	44,445	127,225	110,466
Security solutions	6,097	683	19,572	1,367

	61,037	45,128	146,797	111,833
Europe, Middle East and Africa:
Financial self-service solutions	85,016	82,057	229,194	220,796
Security solutions	7	9	31	69

	85,023	82,066	229,225	220,865

Total revenue	$613,393	$570,239	$1,663,691	$1,461,263

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)

10. GUARANTEES AND PRODUCT WARRANTIES

The company has applied the provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, to its agreements that contain guarantees or indemnification clauses. These requirements expand those required by FASB Statement No. 5, Accounting for Contingencies, by requiring a guarantor to disclose certain types of guarantees and recognized liabilities in certain instances, even if the likelihood of requiring the guarantor’s performance is remote. The following is a description of arrangements in effect as of September 30, 2004 in which the company is the guarantor.

In connection with the construction of two of its manufacturing facilities, the company guaranteed repayment of principal and interest on a total of $13,300 variable rate industrial development revenue bonds by obtaining letters of credit. The bonds were issued with a 20-year original term and are scheduled to mature in 2017. Any default, as defined in the agreements, would obligate the company for the full amount of the outstanding bonds through maturity. At September 30, 2004, the carrying value of the liability was $13,300 and is included in long term liabilities.

The company provides its global operations guarantees and standby letters of credit through various financial institutions to suppliers, regulatory agencies and insurance providers. If the company is not able to make payment, the suppliers, regulatory agencies and insurance providers may draw on the pertinent bank. As of September 30, 2004, the maximum future payment obligations relative to these various guarantees totaled $37,741, of which $19,244 represented standby letters of credit to insurance providers, and no associated liability was recorded.

The company provides its customers with a standard manufacturer’s warranty and records, at the time of the sale, a corresponding estimated liability for potential warranty costs. Estimated future obligations due to warranty claims are based upon historical factors such as labor rates, average repair time, travel time, number of service calls per machine and cost of replacement parts. Changes in the company’s warranty liability balance are illustrated in the following table:

	2004	2003
Balance at January 1	$12,096	$11,035
Current period accruals	17,309	14,852
Current period settlements	(17,059)	(13,613)

Balance at September 30	$12,346	$12,274

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS
September 30, 2004
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

The company faces a variety of challenges and opportunities in responding to customer needs, most notably with the election systems market. Diebold Election Systems, Inc. (DESI) remains a leader in the election systems market. However, a number of individuals and groups have raised challenges recently in the media and elsewhere, including legal challenges, regarding the reliability and security of the automated election system tabulation products and services provided by DESI. The parties making these challenges oppose the use of technology in the electoral process generally and, specifically, have filed a lawsuit and taken other actions to publicize what they view as significant flaws in DESI’s election management software and firmware. In July 2004, the Superior Court of the State of California unsealed a lawsuit filed by two individuals on behalf of the State of California and the County of Alameda alleging, among other things, that the electronic voting products purchased by the County of Alameda did not comply with applicable law and certification requirements, and, accordingly, that DESI and Diebold violated the California False Claims Act by submitting and having false claims paid by the State of California and the County of Alameda. Among other efforts, these parties have established web sites and web logs devoted to disseminating information damaging to DESI’s reputation and its products. They have filed a number of open-records act requests in various states for copies of contracts with DESI and/or for DESI’s software. They have also posted on the internet portions of DESI’s software source code and private communications among DESI’s programmers, which were originally obtained by a hacker from an internal File Transfer Protocol site maintained by DESI. These efforts have adversely affected DESI’s customer relations. Also, the election systems market continues to evolve. Funding is being provided by the federal government and utilized by the states; however, the guidelines and rules governing the election software and hardware have not yet been fully established. As a result, various states and industry experts are interpreting the election requirements differently. Recent changes in the laws under which election-related products must be certified by a number of states have lengthened the certification process and, in some cases, required changes to DESI’s products. For example, the Ohio Secretary of State halted deployment of DESI’s electronic voting products for the November election. Accordingly, such products will not be used in Ohio until the Secretary of State is satisfied that certain perceived security issues are resolved, which will adversely impact DESI’s sales in Ohio and may impact its sales in other states. Additionally, in April 2004, the California Secretary of State revoked the conditional certification of the Accu-Vote-TSX product as well as the certifications of DESI’s other electronic voting products, and, DESI only recently obtained recertification of some of these other electronic voting products. The California Secretary of State has also recommended that the California Attorney General pursue possible civil or criminal charges against DESI. Although the Company cannot predict the ultimate impact of the challenges on DESI’s cost of providing such products and services or the ultimate impact that changes in the law will have on DESI, they are likely to increase DESI’s costs of providing such products and services and may affect its relationship with its customers, which may also adversely affect DESI’s sales. The company has responded to these challenges by upgrading its election products and services.

The company intends the discussion of its financial condition and results of operation that follows to provide information that will assist in understanding the financial statements, the changes in certain key items in those financial statements from 2004 compared to 2003, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affected the financial statements.

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
September 30, 2004
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

Goodwill

The company tests all existing goodwill at least annually for impairment using the fair value approach on a “reporting unit” basis in accordance with Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets. The company’s reporting units are defined as Domestic and Canada, Brazil, Latin America, Asia Pacific, and Europe, Middle East and Africa (EMEA). Fair values of reporting units and the related implied fair values of their respective goodwill were established using discounted cash flows. When available and as appropriate, comparative market multiples were used to corroborate results of the discounted cash flows. The company’s fair value model uses inputs such as estimated future segment performance and other significant estimates. The company uses the most current information available and performs the annual impairment analysis during the fourth quarter of each year. However, actual circumstances could differ significantly from assumptions and estimates made and could result in future goodwill impairment.

Pensions and Postretirement Benefits

The postretirement benefit obligation was determined by application of the terms of medical plans together with relevant actuarial assumptions and healthcare cost trend rates. For 2004, medical cost trend rates were projected at 7.85 percent and prescription drug cost trend rates were projected at 12.45 percent, with both cost trend rate assumptions gradually declining to 4.75 percent by 2009 and remaining at that level thereafter. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)
September 30, 2004
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

LIQUIDITY AND CAPITAL RESOURCES

Capital resources are obtained from income retained in the business, borrowings under the company’s committed and uncommitted credit facilities, long-term industrial revenue bonds, and operating and capital leasing arrangements. At September 30, 2004, the company had U.S. dollar denominated outstanding bank credit lines approximating $206,346, euro denominated outstanding bank credit lines approximating 92,619 (translated at $114,147) and Australian dollar denominated outstanding bank credit lines approximating 2,000 (translated at $1,433). An additional $83,180 was available under committed credit line agreements and $44,000 was available under uncommitted lines of credit at September 30, 2004. Management expects that cash provided from operations, available credit, long-term debt and the use of operating leases will be sufficient to finance planned working capital needs, acquisitions, investments in facilities or equipment, and purchases of company stock.

During the nine months ended September 30, 2004, the company generated $71,958 in cash from operating activities, a decrease of $61,049, or 45.9 percent versus the comparable period in 2003. Cash flows from operating activities are generated primarily from net income and changes in the components of working capital. The nine months ended September 30, 2004 cash flows from operations were negatively impacted by an increase in inventory levels as well as net changes in other components of working capital. Inventories increased by $73,316 in 2004 compared to $21,580 in 2003, primarily due to the impact of transitioning to the new Opteva product solution and the phase out of legacy products, as well as the build up for anticipated strong fourth quarter sales and future elections systems business. Certain other assets and liabilities decreased by $6,958 in 2004 compared to a $37,542 decrease in 2003. The primary component of this change from 2003 to 2004 pertained to a decrease in estimated income taxes payable due to the timing of federal tax payments for comparable periods. Other current assets increased by $6,264 in 2004 compared to a decrease of $23,210 in 2003 primarily due to the discontinuance of providing cash for the retail ATM program as well as the timing of value added tax settlements. The company began outsourcing the supply of cash for the retail ATM program late in 2003. Accounts payable increased by $4,679 in 2004 compared to an increase of $11,419 in 2003 due to timing of purchases and payments to suppliers. An increase in net income partially offset some of the changes in working capital to positively affect cash flows in 2004. Cash flow was negatively affected by a $22,408 increase in trade receivables in 2004; however, as a result of improved collections in 2004, this increase was significantly less than the $88,111 increase in trade receivables in 2003. Included in the September 30, 2004 trade receivables were amounts due from San Diego and San Joaquin counties in California totaling approximately $32,000 related to election systems sales. While the company expects to collect these outstanding receivables, there is a risk of further delay or possible non-collection given the recent events surrounding the California Secretary of State’s action to revoke the conditional certification of the AccuVote-TSX product used in the March 2, 2004 California primary election, as well as the certification of DESI’s other electronic voting products. If these receivables are ultimately determined to be uncollectible, they would then be written off. In the third quarter, the company wrote-off the election systems receivable for Solano, California. This write-off had been provided for in the second quarter of 2004.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)
September 30, 2004
(Unaudited)
(Dollars in thousands, except per share amounts)

The company used $124,175 for investing activities during the nine months ended September 30, 2004, an increase of $30,976, or 33.2 percent over the comparable period in 2003. The increase over the prior year was primarily the result of higher acquisition activity of $58,668 in 2004 versus $10,611 in 2003. Refer to Note 8 of the condensed consolidated financial statements for a description of 2004 acquisitions. In 2003, acquisitions primarily consisted of purchasing QSI Security, Inc. domestically, and Vangren Technology and Cardinal Brothers Manufacturing & Operations, Pty. Ltd. in Australia as well as purchasing the remaining 50 percent interest of Diebold HMA Private Ltd. for $5,000. These increases were partially offset by lower levels of capital and rotables expenditures, which decreased by $18,877 and the change in certain other assets of $8,105 due primarily to a decrease in tooling purchases.

Net cash used by financing activities for the nine months ended September 30, 2004 was $15,845, a decrease of $79,354 or 83.4 percent over the comparable period in 2003. The decrease over prior year was primarily due to the cash inflows from net borrowings of $129,742 in 2004 compared with cash outflows from net debt repayments of $50,830 in 2003. This change was partially offset by a $70,189 increase in cash payments for the repurchase of common shares as well as a $17,880 increase in net payment from securitization. In the third quarter 2004, the securitization program was terminated.

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

Contractual cash obligations with initial and remaining terms in excess of one year and contingent liabilities remained generally unchanged at September 30, 2004 compared to December 31, 2003. In 2001, the company entered into a securitization agreement, which involved the sale of a pool of its lease receivables to a wholly owned, unconsolidated, qualified special purpose subsidiary, DCC Funding LLC (DCCF). The securitization was terminated in the third quarter of 2004. As a result of the termination, the balance of the securitized pool of lease receivables of $35,905 was recorded on the company’s condensed consolidated financial statements and the 364-day facility agreement balance of $28,973 that funded the securitization was repaid.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2004 and 2003

Net Sales

Net sales for the third quarter of 2004 totaled $613,393 and were $43,154 or 7.6 percent higher than net sales for the third quarter of 2003. Financial self-service product revenue increased by $22,858 or 12.9 percent over the comparable period in 2003, primarily due to market growth and increased market share and the benefits from the positive currency effects of the euro and certain other currencies. Strong customer acceptance of the new Opteva product line during 2004 helped the company continue to grow, particularly in North America and Asia Pacific. Security product revenue increased by $2,638 or 3.7 percent over the third quarter of 2003, due primarily to growth resulting from strategic acquisitions and increased market share. Total service revenue for financial self-service and security solutions increased $31,094 or 11.3 percent over third quarter 2003, as the company continued to expand its service customer base through increased market share as well as through acquisitions. Election systems net sales were $34,434, a decrease of $13,436 or 28.1 percent over third quarter 2003. This decrease was primarily from an expected slowing of orders in 2004 in advance of the U.S. presidential election as well as purchasing delays by county and state governments within the United States as a result of ongoing political debates over electronic voting.

Gross Profit

Gross profit for the third quarter of 2004 totaled $172,023 and was $4,570 or 2.7 percent higher than gross profit for the third quarter of 2003. Product gross margin was 31.1 percent for the third quarter of 2004 compared to 33.1 percent for the comparable period of 2003. The decline in product gross margin was primarily attributable to the election systems business, which was adversely impacted by lower overall revenue volume and California recertification costs. In addition, there was continued margin weakness in Europe. The decrease in product margin was partially offset by improved product margins in the U.S. which benefited from increased Opteva sales, which carry a higher margin. Service gross margin for the third quarter 2004 decreased slightly to 25.1 percent compared with 25.5 percent for the third quarter 2003. The service margin decline was due to continued pricing pressures and increased fuel costs. This negative impact was partially offset by improved service margins in the United States, where the company benefited from the continued rollout of productivity improvement initiatives.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)
September 30, 2004
(Unaudited)
(Dollars in thousands, except per share amounts)

Operating Expenses

Total operating expenses for the third quarter of 2004 were 15.8 percent of net sales, down from 16.9 percent for the third quarter 2003. This significant improvement was achieved despite absorbing higher legal and other expenses related to the pending civil action in the state of California.

Other Income (Expense)

Investment income for the third quarter 2004 was $2,992, and decreased $332 or 10.0 percent compared to investment income for the third quarter 2003. The decrease was due to a smaller investment portfolio in 2004. Interest expense for the third quarter 2004 was $2,977, and increased $917 or 44.5 percent compared to third quarter 2004. The increase was due to higher borrowing levels quarter over quarter. Miscellaneous, net for the third quarter 2004 decreased by $3,278 or 637.7 percent compared with third quarter 2003. The decline was primarily a result of the legal and other costs incurred in 2004 related to the pending civil action in the state of California.

Net Income

Net income for the third quarter of 2004 was $48,319, or 7.9 percent of net sales compared to 8.5 percent of net sales for third quarter 2003. The decrease in net income as a percent of net sales was mainly the result of lower operating profit in the election systems business and higher other income/(expense) and minority interest, partially offset by lower operating expenses as a percent of revenue.

Segment Revenue and Operating Profit Summary

Diebold North America (DNA) third quarter 2004 net sales of $367,526 increased $34,431 or 10.3 percent over the third quarter 2003 net sales of $333,095. The increase in DNA net sales was due to increased product and service revenue from growth in the market with the continued favorable response to the Opteva financial self-service product line. Diebold International (DI) third quarter 2004 net sales of $211,433 increased by $22,159 or 11.7 percent compared with net sales in the comparable period of 2003 of $189,274. The increase in DI net sales was attributed to strong Asia-Pacific revenue growth of $15,909 or 35.3 percent with the acceptance of the Opteva financial self-service product line, as well as the year over year strengthening of the euro and certain other currencies of approximately $6,100. Election Systems (ES) third quarter 2004 net sales of $34,434 decreased by $13,436 or 28.1 percent over third quarter 2003. This decrease was primarily from an expected slowing of orders in 2004 in advance of the U.S. presidential election as well as purchasing delays by county and state governments within the United States as a result of ongoing political debates over electronic voting.

DNA operating profit for third quarter 2004 increased by $14,214 or 28.7 percent compared with third quarter 2003. The increase was primarily due to increased sales and improvement in the profit margin quarter over quarter with the strong acceptance of Opteva, which carries higher margins. DI operating profit for third quarter 2004 decreased by $3,412 or 21.9 percent compared with the comparable period in 2003. The decrease was primarily due to pricing pressure and higher material costs. Operating profit in ES decreased by $6,931 or 112.3 percent, moving from an operating income of $6,173 for third quarter 2003 to an operating loss of $758 for third quarter 2004. ES operating profit for third quarter 2004 was adversely impacted by lower overall revenue volume and California recertification costs. Refer to Note 9 to the condensed consolidated financial statements for further details of segment revenue and operating profit.

Nine Months Ended September 30, 2004 and 2003

Net Sales

Net sales for the nine months ended September 30, 2004 totaled $1,663,691 and was $202,428 or 13.9 percent higher than net sales for the comparable period in 2003. Financial self-service product revenue for the nine months ended September 30, 2004 increased by $97,047 or 22.3 percent over the comparable period in 2003, primarily due to growth in the market as well as gains in market share, and the benefits from positive foreign currency effects. Strong customer acceptance of the new Opteva product line during 2004 helped the company continue to gain market share. Security product revenue increased by $17,346 or 9.7 percent compared with the nine months ended September 30, 2003, due primarily to increases in the retail, government and financial security markets as a result of growth in the market, complimented by growth resulting from strategic acquisitions and increased market share. Total service revenue for financial self-service and security solutions increased $74,197 or 9.5 percent over 2003, as the company continued to expand its service customer base through increased market share and acquisitions. Election systems net sales of $76,435 increased by $13,838 or 22.1 percent over the nine months ended September 30, 2003. This increase in election systems sales was primarily attributable to voting sales in the Brazilian market. Despite the increase in election systems net sales period over period, purchasing delays by county and state governments within the United States, as a result of ongoing political debates over electronic voting, have adversely affected the overall election systems business in 2004.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)
September 30, 2004
(Unaudited)
(Dollars in thousands, except per share amounts)

Gross Profit

Gross profit for the nine months ended September 30, 2004 totaled $477,307 and were $44,067 or 10.2 percent higher than gross profit for the nine months ended September 30, 2003. Product gross margin was 33.0 percent for the nine months ended September 30, 2004 compared to 34.2 percent for the comparable period in 2003. The decline in product gross margin was due to lower product margins in the domestic election systems market, as well as pricing pressure on non-Opteva financial self-service product offerings and U.S. security products. The decline in product gross margin was partially offset by higher profit margins from Opteva financial self-service products. Service gross margin for the nine months ended September 30, 2004 was 24.8 percent compared with 25.8 percent in the nine months ended September 30, 2003. The service margin decline was due to continued pricing pressures and increased fuel costs.

Operating Expenses

Total operating expenses for the nine months ended September 30, 2004 were 17.6 percent of net sales, down from 18.1 percent for the nine months ended September 30, 2003. The improved leveraging of operating expenses as a percent of net sales was achieved due to aggressive cost controls on rapid sales growth and was achieved despite absorbing higher legal and other expenses related to the pending civil action in the state of California.

Other Income (Expense)

Investment income for the nine months ended September 30, 2004 was $7,953, and decreased $1,365 or 14.6 percent over investment income for the nine months ended September 30, 2003. The decrease was due to a smaller investment portfolio in 2004. Interest expense for the nine months ended September 30, 2004 was $7,338, and increased $585 or 8.7 percent compared to 2003 due to higher borrowing levels in 2004. Miscellaneous, net for the nine months ended September 30, 2004 decreased by $7,460 or 202.5 percent versus the comparable period in 2003. The decline was primarily a result of the legal and other costs incurred in 2004 related to the pending civil action in the state of California as well as a 2003 gain of approximately $3,400 from the early buy-out of leased ATM equipment which did not reoccur in 2004.

Net Income

Net income for the nine months ended September 30, 2004 was $121,155 and increased $5,622 or 4.9 percent over net income for the nine months ended September 30, 2003. The increase was primarily due to strong revenue performance and aggressive cost controls, partially offset by lower gross margins and higher other expense levels.

Segment Revenue and Operating Profit Summary

DNA net sales of $1,014,600 for the nine months ended September 30, 2004 increased $122,322 or 13.7 percent over the comparable period 2003 net sales of $892,278. The increase in DNA net sales was due to increased product and service revenue from growth in the market and gains in market share, along with strategic acquisitions, with the continued favorable response to the Opteva financial self-service product line. DI net sales of $572,656 for the nine months ended September 30, 2004 increased by $66,268 or 13.1 percent over the comparable period of 2003 net sales of $506,388. The increase in DI net sales was primarily attributed to strong Asia-Pacific revenue growth of $34,964 or 31.3 percent, higher revenue in Brazil and, positive currency impact in EMEA. ES net sales of $76,435 for the nine months ended September 30, 2004 increased $13,838 or 22.1 percent over the nine months ended September 30, 2003. This increase was primarily attributable to election systems sales in the Brazilian market. Despite the increase in election systems net sales period over period, purchasing delays by county and state governments within the United States, as a result of ongoing political debates over electronic voting and in anticipation of the U.S. presidential election, have adversely affected the overall election systems business in 2004.

DNA operating profit for the nine months ended September 30, 2004 increased by $33,182 or 26.7 percent versus the comparable period in 2003. The increase was primarily due to increased sales, most notably within the Opteva product line, which carries higher margins, and efficiencies gained from various internal cost control initiatives. DI operating profit for the nine months ended September 30, 2004 decreased by $10,585 or 25.8 percent versus the comparable period in 2003. The decrease was primarily due to lower security gross margins, which decreased due to pricing pressure and higher material costs. The operating profit in ES decreased by $6,090 or 177.1 percent, moving from an operating profit of $3,439 in the nine months ended September 30, 2003 to an operating loss of $2,651 in 2004. ES operating profit for 2004 was adversely impacted by lower overall revenue volume and California recertification costs. Refer to Note 9 to the condensed consolidated financial statements for further details of segment revenue and operating profit.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)
September 30, 2004
(Unaudited)

OUTLOOK

The following statements are based on current expectations. These statements are forward-looking and actual results may differ materially. These statements do not include the potential impact of any future mergers, acquisitions, disposals or other business combinations.

Expectations for the fourth quarter 2004 include:

•	Fourth quarter revenue is expected to increase 9 to 11 percent on a fixed exchange rate basis.

•	Financial self-service revenue growth of 11 to 14 percent on a fixed exchange rate basis.

•	Security growth of 23 to 26 percent on a fixed exchange rate basis.

•	Election systems revenue is expected to be $7 to $10 million for the fourth quarter.

•	Currency exchange is anticipated to be slightly favorable versus prior year.

•	Depreciation and amortization to be approximately $19 million.

•	An effective tax rate of approximately 31 to 32 percent.

•	An increase in pension expense of approximately $.01 per share in the fourth quarter of 2004 as compared to the fourth quarter of 2003.

•	EPS in the range of $.87 to $.92. This compares to $.81 in the fourth quarter of 2003. Election systems business is expected to be $.03 dilutive in the fourth quarter 2004, including approximately $.01 of additional legal and other cost related to the pending civil action in California as previously disclosed. This compares to election systems being approximately $.03 accretive in the fourth quarter 2003.

Expectations for the full year 2004 include:

•	Revenue growth of 11 to 12 percent on a fixed exchange rate basis.

•	Financial self-service revenue growth of 11 to 12 percent on a fixed exchange rate basis.

•	Security growth of 16 to 18 percent on a fixed exchange rate basis.

•	Election systems revenue, which includes voting revenue from Brazil, is now anticipated to be in the range of $83 to $86 million.

•	Favorable currency impact of 1.5 to 1.8 percent versus prior year.

•	Depreciation and amortization of approximately $72 million.

•	An effective tax rate of approximately 31.5 to 32.0 percent.

•	Pension expense is expected to be $.04 per share higher in 2004, moving from $.01 per share in 2003 to $.05 per share in 2004.

•	Research and development will be approximately 3 percent of revenue.

•	EPS in the range of $2.54 to $2.59.

2005 outlook:

Looking forward to 2005, while business unit forecasts have yet to be finalized and visibility is difficult given uncertain global economic conditions, management believes that through continued focus on speed, global efficiencies, and creative solutions to customer needs, the company will continue to gain market share. The following expectations do not include the potential impact of any future mergers, acquisitions, disposals or other business combinations, restructurings or the expense of stock options. Given these factors, management has the following expectations:

•	2005 revenue growth of 10 to 12 percent.

•	Depreciation and amortization in the range of $75 to $80 million.

•	Pension expense will be approximately $.08 per share compared to $.05 per share in 2004.

•	2005 earnings per share are expected to increase 18 to 20 percent.

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
September 30, 2004
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

The company is exposed to foreign currency exchange rate risk inherent in its international operations denominated in currencies other than the U.S. dollar. A hypothetical 10 percent unfavorable movement in the applicable foreign exchange rates would have resulted in a decrease in 2004 year-to-date operating profit of approximately $3,521. The sensitivity model assumes an instantaneous, parallel shift in the foreign currency exchange rates. Exchange rates rarely move in the same direction. The assumption that exchange rates change in an instantaneous or parallel fashion may overstate the impact of changing exchange rates on amounts denominated in a foreign currency.

The company’s risk management strategy uses derivative financial instruments such as forwards to hedge certain foreign currency exposures. The intent is to offset gains and losses that occur on the underlying exposures, with gains and losses on the derivative contracts hedging these exposures. The company does not enter into derivatives for trading purposes.

The company manages interest rate risk with the use of variable rate borrowings under its committed and uncommitted credit facilities and interest rate swaps. Variable rate borrowings under the credit facilities totaled $321,926 at September 30, 2004. A one percent increase or decrease in interest rates would have resulted in an increase or decrease in annual interest expense of approximately $3,200. The company had no derivative contracts hedging interest rate risk as of September 30, 2004.

ITEM 4.	CONTROLS AND PROCEDURES

The company evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Securities Exchange Act of 1934 (Exchange Act) and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including the company’s principal executive officer and principal financial officer for the quarter ended September 30, 2004. The principal executive officer and principal financial officer have concluded, based on their review, that, as of September 30, 2004, the company’s disclosure controls and procedures, as defined at Exchange Act Rules 13a-15(e) and 15d-15(e), are effective to ensure that information required to be disclosed by the company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. No change in the company’s internal control over financial reporting occurred during the company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In July 2004, the Superior Court of the State of California unsealed a complaint filed in the Court on November 21, 2003 by two individuals on behalf of the State of California and the County of Alameda, California against Diebold Election Systems, Inc., Diebold and various known and unknown employees and agents of Diebold Elections Systems, Inc. and Diebold (State of California and County of Alameda, California ex rel. James March and Beverly Harris v. Diebold Election Systems, Inc. et al.). On September 7, 2004, the State of California and the County of Alameda intervened in this action. The complaint alleges, among other things, that the electronic voting products purchased by the County of Alameda did not comply with applicable law and certification requirements, and, accordingly, that the defendants violated the California False Claims Act by submitting and having false claims paid by the State of California and County of Alameda. The complaint had also alleged that the defendants violated the California Unfair Competition Law, but the qui tam plaintiffs voluntarily dismissed that cause of action in May 2004. Pursuant to their remaining causes of action, the qui tam plaintiffs are seeking treble damages, the costs of bringing the lawsuit, including attorney’s fees, and any other relief that the Court deems just. Although this lawsuit is subject to uncertainties inherent in the litigation process, based on the information presently available to Diebold, management does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on Diebold’s future financial condition, results of operations or cash flows.

On October 14, 2004, the Financial & Security Products Association, which is purportedly a non-profit association comprised of third-party maintenance providers and suppliers of financial and security equipment, filed a complaint against Diebold in the United States District Court for the Northern District of California. The complaint alleges, among other things, that Diebold has instituted policy changes relating to the maintenance of Diebold ATMs that would prevent third-party maintenance companies from servicing Diebold ATMs in violation of federal and state antitrust laws. The plaintiff is seeking injunctive relief, as well as recovery of the cost of bringing the lawsuit, including attorneys’ fees, disgorgement of profits earned by Diebold as a result of its allegedly illegal conduct and any other relief that the Court deems just and proper. Although this lawsuit is subject to the uncertainties inherent in the litigation process, based on the information presently available to Diebold, management does not expect that the ultimate resolution of this lawsuit will have a material adverse effect on Diebold’s future financial condition, results of operations or cash flows.

At September 30, 2004, the company was also a party to several lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the company’s financial position or results of operations. In management’s opinion, the condensed consolidated financial statements would not be materially affected by the outcome of any present legal proceedings, commitments, or asserted claims.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

				(d). Maximum
			(c). Total Shares	Number of Shares
	(a). Total Number	(b). Average	Purchased as	that may yet be
	of Shares	Price Paid per	part of Publicly	Purchased under
Period	Purchased	Share	Announced Plan	the Plan
July 2004	175,000	$46.47	2,003,581	1,996,419
August 2004	225,000	$45.93	2,228,581	1,771,419
September 2004	0	N/A	2,228,581	1,771,419

(a)	Total number of shares repurchased represents the company’s repurchase of its stock as a result of the Company Stock Repurchase Plan which was approved by the Board of Directors in April 1997. The Repurchase Plan authorized the repurchase of up to two million shares and has no expiration date. In June 2004, the repurchase of an additional two million shares was authorized by the Board of Directors. There were no repurchases from stock option and/or restricted share recipients in lieu of cash payments.

ITEM 6. EXHIBITS

3.1	(i)	Amended and Restated Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.1(i) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994. (Commission File No. 1-4879)

3.1	(ii)	Code of Regulations — incorporated by reference to Exhibit 4(c) to Registrant’s Post-Effective Amendment No. 1 to Form S-8 Registration Statement No. 33-32960.

3.2		Certificate of Amendment by Shareholders to Amended Articles of Incorporation of Diebold, Incorporated – incorporated by reference to Exhibit 3.2 to Registrant’s Form 10-Q for the quarter ended March 31, 1996. (Commission File No. 1-4879)

3.3		Certificate of Amendment to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.3 to Registrant’s Form 10-K for the year ended December 31, 1998. (Commission File No. 1-4879)

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

PART II. OTHER INFORMATION (Continued)

ITEM 6. EXHIBITS

4.		Rights Agreement dated as of February 11, 1999 between Diebold, Incorporated and The Bank of New York — incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form 8-A dated February 11, 1999.

*10.1		Form of Employment Agreement as amended and restated as of September 13, 1990 — incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990. (Commission File No. 1-4879)

*10.2		Schedule of Certain Officers who are Parties to Employment Agreements in the form of Exhibit 10.1.

*10.5	(i)	Supplemental Employee Retirement Plan I as amended and restated July 1, 2002 – incorporated by reference to Exhibit 10.5 (i) of Registrant’s Form 10-Q for the quarter ended September 30, 2002. (Commission File No. 1-4879)

*10.5	(ii)	Supplemental Employee Retirement Plan II as amended and restated July 1, 2002 – incorporated by reference to Exhibit 10.5 (ii) of Registrant’s Form 10-Q for the quarter ended September 30, 2002. (Commission File No. 1-4879)

*10.7	(i)	1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992. (Commission File No. 1-4879)

*10.7	(ii)	Amendment No. 1 to the Amended and Restated 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998. (Commission File No. 1-4879)

*10.7	(iii)	Amendment No. 2 to the Amended and Restated 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 2003. (Commission File No. 1-4879)

*10.8	(i)	1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 — incorporated by reference to Exhibit 4 (a) to Form S-8 Registration Statement No. 333-60578.

*10.8	(ii)	Amendment No. 1 to the 1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 – incorporated by reference to Exhibit 10.8 (ii) on Registrant’s Form 10-Q for the quarter ended March 31, 2004. (Commission File No. 1-4879)

*10.8	(iii)	Amendment No. 2 to the 1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 – incorporated by reference to Exhibit 10.8 (iii) on Registrant’s Form 10-Q for the quarter ended March 31, 2004. (Commission File No. 1-4879)

*10.8	(iv)	Amendment No. 3 to the 1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 – incorporated by reference to Exhibit 10.8 (iv) on Registrant’s Form 10-Q for the quarter ended June 30, 2004. (Commission File No. 1-4879)

*10.9		Long-Term Executive Incentive Plan – incorporated by reference to Exhibit 10.9 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993. (Commission File No. 1-4879)

*10.10	(i)	1992 Deferred Incentive Compensation Plan (as amended and restated ) – incorporated by reference to Exhibit 10.10 (i) of Registrant’s Form 10-Q for the quarter ended September 30, 2002. (Commission File No. 1-4879)

	*	Reflects management contract or other compensatory arrangement.

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

DIEBOLD, INCORPORATED

(Registrant)

Date : November 2, 2004	By:	/s/ Walden W. O’Dell

Walden W. O’Dell
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date : November 2, 2004	By:	/s/ Gregory T. Geswein

Gregory T. Geswein
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

INDEX TO EXHIBITS

EXHIBIT NO.		PAGE NO.
10.2	Schedule of Certain Officers who are Parties to Employment Agreements in the form of Exhibit 10.1.	27

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	28

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	29

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	30

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	31