Form 10-K
period 2004-12-31
DIEBOLD INC
filed 2005-03-08
CIK 28823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
     Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes ☑ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2004, the last business day of the Registrant’s most recently completed second fiscal quarter. The aggregate market value was computed by using the closing price on the New York Stock Exchange on June 30, 2004 of $52.87 per share.

Common Shares, Par Value $1.25 per Share	$3,736,909,757

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 25, 2005
Common Shares $1.25 Par Value	71,702,456

DOCUMENTS INCORPORATED BY REFERENCE

Listed hereunder are the documents, portions of which are incorporated by reference, and the parts of this Form 10-K into which such portions are incorporated:

(1)	Diebold, Incorporated Annual Report to shareholders for the year ended December 31, 2004, portions of which are incorporated by reference into Parts I, II and IV of the Form 10-K; and

(2)	Diebold, Incorporated Proxy Statement for 2005 Annual Meeting of Shareholders to be held April 28, 2005, portions of which are incorporated by reference into Part III of this Form 10-K.

PART I.

ITEM 1.     BUSINESS.
(Dollars in thousands)

(a) General Development of Business

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

Additional information regarding developments in the company’s business can be found in the 2004 Annual Report to shareholders under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 22 through 29, which is incorporated here by reference.

(b) Financial Information about Segments

The company’s segments comprise its three main sales channels: Diebold North America (DNA), Diebold International (DI) and Election Systems. The DNA segment sells financial and retail systems, and also services financial, retail and medical systems in the United States and Canada. The DI segment sells and services financial and retail systems over the remainder of the globe. The Election Systems segment includes the operating results of DESI beginning in 2002 and the voting related business in Brazil.

Segment financial information can be found in the 2004 Annual Report to shareholders in Note 16 to the Consolidated Financial Statements on pages 46 and 47, which is incorporated here by reference.

(c) Narrative Description of Business

The company develops, manufactures, sells and services self-service transaction systems, electronic and physical security systems, software and various products used to equip bank facilities and electronic voting terminals. The company’s primary customers include banks and financial institutions, as well as colleges and universities, public libraries, government agencies, utilities and various retail outlets. Sales of systems and equipment are made directly to customers by the company’s sales personnel and by manufacturer’s representatives and distributors globally. The sales/support organization works closely with customers and their consultants to analyze and fulfill the customers’ needs. In 2004, 2003 and 2002, the company’s sales and services of financial systems and equipment and security solutions accounted for more than 94 percent of consolidated net sales.

Product Groups

Self-Service Products

The company offers an integrated line of self-service banking products and Automated Teller Machines (ATMs). The company is a leading global supplier of ATMs, and holds a leading market position in many countries around the world.

Physical Security and Facility Products

The company’s Physical Security and Facility Products division designs and manufactures several of the company’s financial service solutions offerings, including the RemoteTeller System™ (RTS). The business unit also develops vaults, safe deposit boxes and safes, drive-up banking equipment and a host of other banking facilities products.

Election Systems

The company, through its wholly owned subsidiaries DESI and Diebold Procomp, is one of the largest electronic voting system providers in the world.

Integrated Security Solutions

Diebold Integrated Security Solutions provide global sales, service, installation, project management and monitoring of original equipment manufacturer (OEM) electronic security products to financial, government, retail and commercial customers. These solutions provide the company’s customers a single-source solution to their electronic security needs.

Software Solutions and Services

The company offers software solutions consisting of multiple applications that process events and transactions. These solutions are delivered on the appropriate platform allowing the company to meet customer requirements while adding new functionality in a cost-effective manner.

The company also provides professional services to assist in the implementation of software solutions. These services include communication network review, systems integration, custom software and project management that encompass all facets of a successful financial self-service implementation.

Operations

The principal raw materials used by the company are steel, copper, brass, lumber and plastics, which are purchased from various major suppliers. Electronic parts and components are also procured from various suppliers. These materials and components are generally available in quantity at this time.

The company had no customers that accounted for more than 10 percent of total net sales in 2004, 2003 and 2002.

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

The company carries working capital mainly related to accounts receivable and inventories. Inventories, generally, are only manufactured as orders are received from customers. The company’s normal and customary payment terms are net 30 days from date of invoice. The company generally does not offer extended payment terms. The company’s government customers represent a small portion of the company’s business. Typically, the company’s contracts with its government customers do not contain fiscal funding clauses. In the event that such a clause exists, revenue would not be recognizable until the funding clause was satisfied. The company recognizes revenue for delivered elements only when the fair values of undelivered elements are known, uncertainties regarding customer acceptance are resolved and there are no customer-negotiated refunds or return rights affecting the revenue recognized for the delivered elements. Historically, the company has not experienced any such contract uncertainties or contingencies.

Competition

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

In the rapidly growing election systems market, the company is emerging as the leader in providing product solutions and support for the United States and internationally. Competition in this market is from smaller, privately held niche companies.

Patents, Trademarks, Licenses

The company owns patents, trademarks and licenses relating to certain products in the United States and internationally. While the company regards these as items of importance, it does not deem its business as a whole, or any industry segment, to be materially dependent upon any one item or group of items.

Research, Development & Engineering

The company charged to expense $60,015 in 2004, $60,353 in 2003, and $57,490 in 2002, respectively, for research, development and engineering costs.

Legal

Compliance by the company with federal, state and local environmental protection laws during 2004 had no material effect upon capital expenditures, earnings or the competitive position of the company and its subsidiaries.

The election systems business continued to be a challenge for the company, as lower revenue and the settlement of the civil action in California with the State of California and Alameda County had a significant negative impact on margin and earnings per share. The company continues to face a variety of challenges and opportunities in responding to customer needs within the election systems market. A number of individuals and groups have raised challenges in the media and elsewhere, including legal challenges, about the reliability and security of the company’s election systems products and services. The parties making these challenges oppose the use of technology in the electoral process generally and, specifically, have filed lawsuits and taken other actions to publicize what they view as significant flaws in the company’s election management software and firmware. These efforts have adversely affected the company’s customer relations with its election systems customers. Also, the election systems market continues to evolve. Funding is being provided by the federal government and utilized by the states; however, the guidelines and rules governing the election software and hardware have not yet been fully established. As a result, various states and industry experts are interpreting the election requirements differently. Recent changes in the laws under which election-related products must be certified by a number of states have lengthened the certification process and, in some cases, required changes to the company’s products. For example, some states are requiring paper receipt printers, and the state of Ohio has decided to adopt mostly optical scan rather than touch screen technology.

As a result of these challenges, and because 2004 was a presidential election year, the company believes that prospective purchases of voting equipment and services by certain government entities were delayed in 2004 because they did not want to introduce a new voting solution in a presidential election year and also wanted to see how successful electronic voting was in states that had already implemented it. The delay in orders resulted in higher inventory levels of approximately $32 million and lower voting sales in the range of approximately $65 million to $75 million in 2004. As a result of the positive performance of the company’s voting equipment, as well as the performance of electronic voting systems in general, in the past presidential election and the Help America Vote Act (HAVA) requirement that jurisdictions must have HAVA-compliant equipment installed by January 1, 2006, the company expects to recover a significant portion of the delayed sales in 2005, as well as participate in new jurisdiction decisions to purchase voting equipment in 2005. Despite these expectations, future delays or increases in the costs of providing products and services may be encountered as a result of possible future challenges, changes in the laws and changes to product specifications, any of which may adversely affect the company’s election systems sales.

The total number of employees employed by the company at December 31, 2004 was 14,376 compared with 13,401 at the end of the preceding year. Diebold’s service staff is one of the financial industry’s largest, with professionals in more than 600 locations worldwide.

Additional information regarding the company’s sales, results of operations, liquidity and capital resources is discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2004 Annual Report to shareholders on pages 22 through 29.

The company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are available, free of charge, on or through its website, www.diebold.com, as soon as practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Additionally, these reports can be furnished free of charge to shareholders upon written request to Diebold Global Communications at the corporate address, or call +1 330 490-3790 or [800] 766-5859.

(d) Financial Information about Geographic Areas

Sales to customers outside the United States in relation to total consolidated net sales were $935,769 or 39.3 percent in 2004, $778,608 or 36.9 percent in 2003 and $719,231 or 37.1 percent in 2002.

Property, plant and equipment, at cost, located in the United States totaled $427,464, $392,128 and $355,681 as of December 31, 2004, 2003 and 2002, respectively, and property, plant and equipment, at cost, located outside the United States totaled $186,650, $155,730 and $106,452 as of December 31, 2004, 2003 and 2002, respectively.

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

Additional information regarding the company’s international operations is included in the 2004 Annual Report to shareholders in Note 16 to the Consolidated Financial Statements on pages 46 and 47, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 22 through 29 and in “Quantitative and Qualitative Disclosures about Market Risk” on page 29, and that information is incorporated here by reference.

ITEM 2.     PROPERTIES.

The company’s corporate offices are located in North Canton, Ohio. It owns manufacturing facilities in Canton and Newark, Ohio; Lynchburg and Danville, Virginia; Lexington, North Carolina; and Sumter, South Carolina, and leases a manufacturing facility in Cypress, California. The company also has manufacturing facilities in Argentina, Belgium, Brazil, China, France and India. The company has selling, service and administrative offices in the following locations: throughout the United States, and in Argentina, Australia, Austria, Barbados, Belgium, Brazil, Canada, Chile, China, Colombia, Ecuador, France, Germany, Greece, Hong Kong, Hungary, Indonesia, Italy, Malaysia, Vietnam, Mexico, Netherlands, New Zealand, Paraguay, Peru, Philippines, Portugal, Poland, Romania, Russia, Singapore, South Africa, Spain, Switzerland, Taiwan, Thailand, Turkey, the United Arab Emirates, the United Kingdom, Uruguay, and Venezuela. The company leases a majority of the selling, service and administrative offices under operating lease agreements.

The company owns an office facility in Hamilton, Ohio. The company considers that its properties are generally in good condition, are well maintained, and are generally suitable and adequate to carry on the company’s business.

ITEM 3.     LEGAL PROCEEDINGS. (Dollars in thousands)

At December 31, 2004, the company was a party to several lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the company’s financial position, results of operations or cash flow. In management’s opinion, the financial statements would not be materially affected by the outcome of any present legal proceedings, commitments, or asserted claims.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II.

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The common shares of the company are listed on the New York Stock Exchange with a symbol of DBD. The price ranges of common shares for the company are as follows:

	2004		2003		2002
	High	Low	High	Low	High	Low
1st Quarter	$54.82	$46.61	$42.95	$33.50	$43.55	$35.49
2nd Quarter	52.87	43.88	43.60	33.75	41.90	35.20
3rd Quarter	52.79	44.96	52.30	41.85	37.99	30.30
4th Quarter	56.45	44.67	57.43	50.73	41.85	30.98

Full Year	$56.45	$43.88	$57.43	$33.50	$43.55	$30.30

There were 69,613 shareholders at December 31, 2004, which includes an estimated number of shareholders who have shares held in their accounts by banks, brokers, trustees for benefit plans and the agent for the dividend reinvestment plan.

On the basis of amounts paid and declared, the annualized quarterly dividends per share were $0.74, $0.68, and $0.66 in 2004, 2003 and 2002, respectively.

ISSUER PURCHASES OF EQUITY SECURITIES
			(c). Total
			Shares	(d). Maximum
			Purchased as	Number of Shares
	(a). Total Number	(b). Average	part of Publicly	that may yet be
	of Shares	Price Paid per	Announced	Purchased under
Period	Purchased	Share	Plan	the Plan
October 2004	0	N/A	2,228,581	1,771,419
November 2004	0	N/A	2,228,581	1,771,419
December 2004	0	N/A	2,228,581	1,771,419

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

Equity Compensation Plan Information

	Number of securities to be	Weighted-average exercise price	Number of securities remaining
	issued upon exercise of	of outstanding options, warrants	available for future issuance
	outstanding options, warrants	and rights	under equity compensation
	and rights		plans (excluding securities
reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,899,622	$40.76	2,319,373
Equity compensation plans not approved by security holders	—	—	—
Total	3,899,622	$40.76	2,319,373

ITEM 6.      SELECTED FINANCIAL DATA.

The summary of selected financial data for the last eleven years is set forth in the 2004 Annual Report to shareholders in the table titled “11-Year Summary 2004 – 1994 Diebold, Incorporated and Subsidiaries Selected Financial Data” on pages 54 and 55 and is incorporated here by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” is set forth in the 2004 Annual Report to shareholders on pages 22 through 29 and is incorporated here by reference.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosures about market risk required by this item are set forth in the 2004 Annual Report to shareholders on page 29, which is Incorporated here by reference. For further information relating to borrowings and interest rates, see the “Liquidity and Capital Resources” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 25 and 26 and Notes 7 and 9 to the Consolidated Financial Statements on pages 39 through 41, which is incorporated here by reference.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data are included within the 2004 Annual Report to shareholders on pages 30 through 48 and pages 51 and 57, which are incorporated here by reference.

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

Management has not identified any change in internal controls over financial reporting occurring during the fourth quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART III.

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information with respect to directors of the company, including the designated audit committee financial experts, of the company is included on pages 5 through 8 of the company’s proxy statement for the 2005 Annual Meeting of Shareholders (“2005 Annual Meeting”) and is incorporated herein by reference. The following table summarizes information regarding executive officers of the company:

Executive Officers of the Registrant

				Other Positions
			Year Elected	Held Last
Name	Age	Title	Present Office	Five Years
				2000-2004
Walden W. O’Dell	59	Chairman of the Board	2004	Chairman of the Board,
		and Chief Executive Officer		President and Chief Executive Officer- Diebold, Inc. 1999-2000
				Director, President and Chief
				Executive Officer - Diebold, Inc.
				1999
				Group Vice President, Tool
				Group and President of Ridge
				Tool Division - Emerson
				1991-1999
				President - Liebert Corporation,
				a subsidiary of Emerson

				2003-2004
Eric C. Evans	52	Director, President	2004	Copeland Group Executive and
		and Chief Operations Officer		President — Air Conditioning
				1998-2003
				Group Vice President - Emerson
				Climate Technologies
				Air Conditioning

				1999-2000
Gregory T. Geswein	50	Senior Vice President	2000	Senior Vice President and
		and Chief Financial Officer		Chief Financial Officer -
				Pioneer-Standard Electronics,
				Incorporated
				1985-1999
				Vice President and Corporate
				Controller - Mead Corporation

Michael J. Hillock	53	President, International	2001	1999-2001
				Senior Vice President, ISS -
				Diebold, Inc.
				1997-1999
				Group Vice President, ISS -
				Diebold, Inc.

				1999-2001
David Bucci	53	Senior Vice President,	2001	Senior Vice President,
		Customer Solutions Group		North America
				1997-1999
				Group Vice President, NASS -
				Diebold, Inc.

Executive Officers of the Registrant (continued)

				Other Positions
			Year Elected	Held Last
Name	Age	Title	Present Office	Five Years
Thomas W. Swidarski	45	Senior Vice President, Strategic	2001	1999-2001
		Development & Global		Vice President, Global
		Marketing		Marketing-Diebold, Inc.
				1998-1999
				Senior Director-World
				Wide Marketing

James L.M. Chen	44	Vice President and	1998	—
		Managing Director, Asia-Pacific

John M. Crowther	48	Vice President and	2004	2002 -2004
		Chief Information Officer		Vice President and Chief Information
				Officer-Diebold, Inc. 1998 - 2002
				Vice President and Chief
				Information Officer- Cummins, Inc.
				1989-2004
Warren W. Dettinger	51	Vice President,	1989	Vice President and
		General Counsel and		General Counsel
		Secretary
				1993-2001
Larry D. Ingram	58	Vice President,	2001	Vice President,
		Global Procurement		Procurement and
				Services-Diebold, Inc.
				1999-2001
Kevin J. Krakora	49	Vice President and	2001	Chief Financial Officer
		Corporate Controller		Teltek, Inc.
				1999-2001
Dennis M. Moriarty	52	Vice President,	2001	Vice President,
		Customer Business		North America -Diebold, Inc.
		Solutions		1996-1999
				Division Vice President,
				NASS, Eastern Division -
				Diebold, Inc.
				1997-2001
Daniel J. O’Brien	55	Vice President,	2003	Vice President,
		Global Product Marketing,		Engineering, Operations
		Product Management		and Manufacturing-NCR
		and Engineering

William E. Rosenberg	54	Vice President,	2004	2002-2004
		Corporate Development		Vice President, Corporate
				Development-Diebold, Inc. 1999-2002
				Senior Vice President and Chief
				Financial Officer-Creative
				Management Services, LLC

Executive Officers of the Registrant (continued)

				Other Positions
			Year Elected	Held Last
Name	Age	Title	Present Office	Five Years
Robert J. Warren	58	Vice President and	1990	—
		Treasurer

There is no family relationship, either by blood, marriage or adoption, between any of the executive officers of the Registrant.

Code of Ethics
The company has adopted a Business Ethics Policy that applies to its directors and officers (including its principal executive officer, principal financial officer and principal accounting officer) and employees. This policy may be amended from time to time and such amended policy will be available on the company’s website at www.diebold.com.

Section 16(a) Beneficial Ownership Reporting Compliance
Information with respect to Section 16(a) Beneficial Ownership Reporting Compliance is included on page 5 of the company’s proxy statement for the 2005 Annual Meeting and is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION.

Information with respect to executive compensation is included on pages 8 through 16 of the company’s proxy statement for the 2005 Annual Meeting and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information with respect to security ownership of certain beneficial owners and management is included on pages 2 through 5 of the company’s proxy statement for the 2005 Annual Meeting and is incorporated herein by reference. Information required by Item 201(d) can be found on pages 6 and 7 under Item 5 of this Annual Report on Form 10-K.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information with respect to certain relationships and related transactions is included under the caption “Compensation Committee Interlocks and Insider Participation” on page 8 of the company’s proxy statement for the 2005 Annual Meeting and is incorporated herein by reference.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information with respect to principal accounting fees and services is included under “Ratification of Appointment of Independent Auditors” on page 19 of the company’s proxy statement for the 2005 Annual Meeting and is incorporated herein by reference.

PART IV.

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.

     (a) 1. Documents filed as a part of this report.

The following Consolidated Financial Statements, notes thereto, the report of independent registered public accounting firm, and supplemental data are included in the 2004 Annual Report to shareholders on pages 30 through 50 are incorporated by reference in Item 8 of this report.

•	Consolidated Balance Sheets at December 31, 2004 and 2003

•	Consolidated Statements of Income for the Years Ended December 31, 2004, 2003 and 2002

•	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002

•	Notes to Consolidated Financial Statements

•	Reports of Independent Registered Public Accounting Firm

     (a) 2. Financial statement schedule

The following report and schedule are included in this Part IV, and are found in this report at the pages indicated:

•	Report of Independent Registered Public Accounting Firm on page 16 of this Form 10-K, and

•	Valuation and Qualifying Accounts on page 17 of this Form 10-K.

All other schedules are omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

     (a) 3. Exhibits

	3.1	(i)	Amended and Restated Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.1 (i) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994. (Commission File No. 1-4879)

	3.1	(ii)	(ii) Code of Regulations — incorporated by reference to Exhibit 4(c) to Registrant’s Post-Effective Amendment No. 1 to Form S-8 Registration Statement No. 33-32960.

	3.2		Certificate of Amendment by Shareholders to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.2 to Registrant’s Form 10-Q for the quarter ended March 31, 1996. (Commission File No. 1-4879)

	3.3		Certificate of Amendment to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.3 to Registrant’s Form 10-K for the year ended December 31, 1998. (Commission File No. 1-4879)

	4.		Rights Agreement dated as of February 11, 1999 between Diebold, Incorporated and The Bank of New York — incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form 8-A dated February 11, 1999.

*	10.1		Form of Employment Agreement as amended and restated as of September 13, 1990 — incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990. (Commission File No. 1-4879).

*	10.2		Schedule of Certain Officers who are Parties to Employment Agreements in the form of Exhibit 10.1 — incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended September 30, 2004. (Commission File No. 1-4879).

*	10.5	(i)	Supplemental Employee Retirement Plan I as amended and restated July 1, 2002 — incorporated by reference to Exhibit 10.5(i) of Registrant’s Form 10-Q for the quarter ended September 30, 2002. (Commission File No. 1-4879).

*	10.5 (ii)		Supplemental Employee Retirement Plan II as amended and restated July 1, 2002— incorporated by reference to Exhibit 10.5(ii) of Registrant’s Form 10-Q for the quarter ended September 30, 2002. (Commission File No. 1-4879).

*	10.7	(i)	1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992. (Commission File No. 1-4879)

*	10.7(ii)		Amendment No. 1 to the Amended and Restated 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated – incorporated by reference to Exhibit 10.7 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998. (Commission File No. 1-4879).

*	10.7(iii)	Amendment No. 2 to the Amended and Restated 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated – incorporated by reference to Exhibit 10.7 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 2003. (Commission File No. 1-4879).

*	10.8(i)	1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 – incorporated by reference to Exhibit 4(a) to Form S-8 Registration Statement No. 333-60578.

*	10.8(ii)	Amendment No. 1 to the 1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 — incorporated by reference to Exhibit 10.8 (ii) on Registrant’s Form 10-Q for the quarter ended March 31, 2004. (Commission File No. 1-4879).

*	10.8(iii)	Amendment No. 2 to the 1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 – incorporated by reference to Exhibit 10.8 (iii) on Registrant’s Form 10-Q for the quarter ended March 31, 2004. (Commission File No. 1-4879).

*	10.8(iv)	Amendment No. 3 to the 1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 – incorporated by reference to Exhibit 10.8 (iv) on Registrant’s Form 10-Q for the quarter ended June 30, 2004. (Commission File No. 1-4879).

*	10.9	Long-Term Executive Incentive Plan — incorporated by reference to Exhibit 10.9 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993. (Commission File No. 1-4879).

*	10.10 (i)	1992 Deferred Incentive Compensation Plan (as amended and restated) – incorporated by reference to Exhibit10.10 (i) of Registrant’s Form 10-Q for the quarter ended September 30, 2002. (Commission File No. 1-4879).

*	10.11	Annual Incentive Plan — incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000. (Commission File No. 1-4879).

*	10.13(i)	Forms of Deferred Compensation Agreement and Amendment No. 1 to Deferred Compensation Agreement — incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996. (Commission File No. 1-4879).

*	10.13(ii)	Section 162(m) Deferred Compensation Agreement (as amended and restated January 29, 1998) — incorporated by reference to Exhibit 10.13 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998. (Commission File No. 1-4879).

*	10.14	Deferral of Stock Option Gains Plan — incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998. (Commission File No. 1-4879).

*	10.15	Employment Agreement with Walden W. O’Dell — incorporated by reference to Exhibit 10.15 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999. (Commission File No. 1-4879).

	10.17 (i)	Amended and Restated Loan Agreement dated as of April 30, 2003 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, N.A. — incorporated by reference to Exhibit 10.17 to Registrant’s Form 10-Q for the quarter ended June 30, 2003. (Commission File No. 1-4879).

	10.17(ii)	Amendment No. 1 to the Amended and Restated Loan Agreement dated as of April 30, 2003 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, N.A. — incorporated by reference to Exhibit 10.17 (ii) to Registrant’s Form 10-Q for the quarter ended June 30, 2004. (Commission File No. 1-4879).

*	10.18 (i)	Retirement and Consulting Agreement with Robert W. Mahoney – incorporated by reference to Exhibit 10.18 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000. (Commission File No. 1-4879).

*	10.18(ii)	Extension of Retirement and Consulting Agreement with Robert W. Mahoney – incorporated by reference to Exhibit 10.18 (ii) of Registrant’s Form 10-Q for the quarter ended September 30, 2002. (Commission File No. 1-4879).

*	10.18(iii)	Extension of Retirement and Consulting Agreement with Robert W. Mahoney – incorporated by reference to Exhibit 10.18 (iii) of Registrant’s Form 10-Q for the quarter ended June 30, 2003. (Commission File No. 1-4879).

*	10.18(iv)	Extension of Retirement and Consulting Agreement with Robert W. Mahoney – incorporated by reference to Exhibit 10.18 (iv) of Registrant’s Form 10-Q for the quarter ended March 31, 2004. (Commission File No. 1-4879).

	10.20 (i)	Transfer and Administration Agreement by and among DCC Funding LLC, Diebold Credit Corporation, Diebold, Incorporated, Receivables Capital Corporation and Bank of America, National Association – incorporated by reference to Exhibit 10.20 (i) on Registrant’s Form 10-Q for the quarter ended March 31, 2001. (Commission File No. 1-4879).

	10.20(ii)	Amendment No. 1 to the Transfer and Administration Agreement by and among DCC Funding LLC, Diebold Credit Corporation, Diebold, Incorporated, Receivables Capital Corporation and Bank of America, National Association – incorporated by reference to Exhibit 10.20 (ii) on Registrant’s Form 10-Q for the quarter ended March, 31, 2001. (Commission File No. 1-4879).

*	10.21	Employment Agreement with Eric C. Evans – incorporated by reference to Exhibit 10.21 on Registrant’s Form 10-Q for the quarter ended March 31, 2004. (Commission File No. 1-4879).

*	10.22	Form of Non-qualified Stock Option Agreement – incorporated by reference to Exhibit 10.1 on Registrant’s Form 8-K filed on February 16, 2005. (Commission File No. 1-4879).

*	10.23	Form of Restricted Share Agreement – incorporated by reference to Exhibit 10.2 on Registrant’s Form 8-K filed on February 16, 2005. (Commission File No. 1-4879).

*	10.24	Form of RSU Agreement – incorporated by reference to Exhibit 10.3 on Registrant’s Form 8-K filed on February 16, 2005. (Commission File No. 1-4879).

*	10.25 (i)	Form of 2003-2005 Performance Share Agreement – incorporated by reference to Exhibit 10.4 on Registrant’s Form 8-K filed on February 16, 2005. (Commission File No. 1-4879).

*	10.25 (ii)	Form of 2004-2006 Performance Share Agreement – incorporated by reference to Exhibit 10.5 on Registrant’s Form 8-K filed on February 16, 2005. (Commission File No. 1-4879).

	13.	Diebold, Incorporated 2004 Annual Report to shareholders (not deemed “filed” as part of this Form 10-K except for those portions that are expressly incorporated by reference).

	21.	Subsidiaries of the Registrant as of December 31, 2004.

	23.	Consent of Independent Registered Public Accounting Firm.

	24.	Power of Attorney.

	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

	32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 15(c) of this report.

(b) Reports on Form 8-K.

Registrant filed a report on Form 8-K on October 20, 2004 under Item 12 to furnish its earnings release dated October 20, 2004.

(c) Refer to page 18 of this Form 10-K for an index of exhibits to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIEBOLD, INCORPORATED

March 4, 2005	By:	/s/ Walden W. O’Dell

Date		Walden W. O’Dell
Chairman of the Board
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Walden W. O’Dell	Chairman of the Board,	March 4, 2005

Walden W. O’Dell	Chief Executive Officer and
Director (Principal Executive
Officer)

/s/ Gregory T. Geswein	Senior Vice President and Chief	March 4, 2005

Gregory T. Geswein	Financial Officer (Principal
Financial Officer)

/s/ Kevin J. Krakora	Vice President and Corporate Controller	March 4, 2005

Kevin J. Krakora	(Principal Accounting Officer)

*	Director,President and Chief	March 4, 2005

Eric C. Evans	Operating Officer

/s/ Louis V. Bockius III	Director	March 4, 2005

Louis V. Bockius III

*	Director	March 4, 2005

Christopher M. Connor

/s/ Richard L. Crandall	Director	March 4, 2005

Richard L. Crandall

/s/ Gale S. Fitzgerald	Director	March 4, 2005

Gale S. Fitzgerald

*	Director	March 4, 2005

Phillip B. Lassiter

*	Director	March 4, 2005

John N. Lauer

/s/ William F. Massy	Director	March 4, 2005

William F. Massy

*	Director	March 4, 2005

Eric J. Roorda

Signature	Title	Date
*	Director	March 4, 2005

W. R. Timken, Jr.

/s/ Henry D.G. Wallace	Director	March 4, 2005

Henry D.G. Wallace

*	The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and directors of the Registrant and filed with the Securities and Exchange Commission on behalf of such officers and directors.

Dated:	March 4, 2005	*By:	/s/ Gregory T. Geswein

Gregory T. Geswein, Attorney-in-Fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Diebold, Incorporated:

Under date of February 28, 2005, we reported on the consolidated balance sheets of Diebold, Incorporated and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the aforementioned consolidated financial statements, we also audited Schedule II “Valuation and Qualifying Accounts” incorporated in the Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Cleveland, Ohio
February 28, 2005

DIEBOLD, INCORPORATED AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	Balance at			Balance
	beginning			at end
	of year	Additions	Deductions	of year
Year ended December 31, 2004
Allowance for doubtful accounts	$8,712,842	$11,761,499	$10,297,975	$10,176,366

Year ended December 31, 2003
Allowance for doubtful accounts	$7,950,295	$8,725,113	$7,962,566	$8,712,842

Year ended December 31, 2002
Allowance for doubtful accounts	$7,054,446	$7,978,409	$7,082,560	$7,950,295

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT DESCRIPTION
13	Diebold, Incorporated Annual Report to shareholders (not deemed “filed” as part of this Form 10-K except for those portions that are expressly incorporated by reference).

21	Significant Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.