Form 10-K/A
period 2004-12-31
DIEBOLD INC
filed 2005-04-25
CIK 28823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K/A

(Amendment No. 1)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

Common Shares, Par Value $1.25 per Share	$3,736,909,757

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 25, 2005

Common Shares $1.25 Par Value	71,702,456 Shares

Explanatory Note

Diebold, Incorporated is filing this Amendment No. 1 (this “Amendment No. 1”) to its Annual Report on Form 10-K for the year ended December 31, 2004 (the “Original Report”) to amend and restate in its entirety Item 15 of Part IV to provide the updated certifications under Section 302 of the Sarbanes-Oxley Act of 2002 required pursuant to SEC Release No. 33-8238. This Amendment No. 1 continues to speak as of the date of the filing of the Original Report, and the company has not updated the disclosures contained herein to reflect any events that occurred at a later date.

PART IV.

ITEM 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)	1. Documents filed as a part of this report.

The following Consolidated Financial Statements, notes thereto, the report of independent registered public accounting firm, and supplemental data are included in the 2004 Annual Report to shareholders on pages 30 through 50 are incorporated by reference in Item 8 of this report.

•	Consolidated Balance Sheets at December 31, 2004 and 2003

•	Consolidated Statements of Income for the Years Ended December 31, 2004, 2003 and 2002

•	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002

•	Notes to Consolidated Financial Statements

•	Reports of Independent Registered Public Accounting Firm

(a)	2. Financial statement schedule.

The following report and schedule are included in this Part IV, and are found in this report at the pages indicated:

•	Report of Independent Registered Public Accounting Firm on page 16 of the Original Report, and

•	Valuation and Qualifying Accounts on page 17 of the Original Report.

All other schedules are omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(a)	3. Exhibits.

3.1(i)	Amended and Restated Articles of Incorporation of Diebold, Incorporated – incorporated by reference to Exhibit 3.1 (i) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994. (Commission File No. 1-4879)

3.1(ii)	Code of Regulations – incorporated by reference to Exhibit 4(c) to Registrant’s Post-Effective Amendment No. 1 to Form S-8 Registration Statement No. 33-32960.

3.2	Certificate of Amendment by Shareholders to Amended Articles of Incorporation of Diebold, Incorporated – incorporated by reference to Exhibit 3.2 to Registrant’s Form 10-Q for the quarter ended March 31, 1996. (Commission File No. 1-4879)

3.3	Certificate of Amendment to Amended Articles of Incorporation of Diebold, Incorporated – incorporated by reference to Exhibit 3.3 to Registrant’s Form 10-K for the year ended December 31, 1998. (Commission File No. 1-4879)

4.	Rights Agreement dated as of February 11, 1999 between Diebold, Incorporated and The Bank of New York – incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form 8-A dated February 11, 1999.

*	10.1	Form of Employment Agreement as amended and restated as of September 13, 1990 – incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990. (Commission File
No. 1-4879).

*	10.2	Schedule of Certain Officers who are Parties to Employment Agreements in the form of Exhibit 10.1 – incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended September 30, 2004. (Commission File
No. 1-4879).

*	10.5(i)	Supplemental Employee Retirement Plan I as amended and restated July 1, 2002 – incorporated by reference to Exhibit 10.5(i) of Registrant’s Form 10-Q for the quarter ended September 30, 2002. (Commission File No. 1-4879).

*	10.5(ii)	Supplemental Employee Retirement Plan II as amended and restated July 1, 2002 – incorporated by reference to Exhibit 10.5(ii) of Registrant’s Form 10-Q for the quarter ended September 30, 2002. (Commission File No. 1-4879).

*	10.7(i)	1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992. (Commission File No. 1-4879)

*	10.7(ii)	Amendment No. 1 to the Amended and Restated 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated – incorporated by reference to Exhibit 10.7 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998. (Commission File No. 1-4879).

*	10.7(iii)	Amendment No. 2 to the Amended and Restated 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated – incorporated by reference to Exhibit 10.7 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 2003. (Commission File No. 1-4879).

*	10.8(i)	1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 – incorporated by reference to Exhibit 4(a) to Form S-8 Registration Statement No. 333-60578.

*	10.8(ii)	Amendment No. 1 to the 1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 – incorporated by reference to Exhibit 10.8 (ii) on Registrant’s Form 10-Q for the quarter ended March 31, 2004. (Commission File No. 1-4879).

*	10.8(iii)	Amendment No. 2 to the 1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 – incorporated by reference to Exhibit 10.8 (iii) on Registrant’s Form 10-Q for the quarter ended March 31, 2004. (Commission File No. 1-4879).

*	10.8(iv)	Amendment No. 3 to the 1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 – incorporated by reference to Exhibit 10.8 (iv) on Registrant’s Form 10-Q for the quarter ended June 30, 2004. (Commission File No. 1-4879).

*	10.9	Long-Term Executive Incentive Plan – incorporated by reference to Exhibit 10.9 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993. (Commission File No. 1-4879).

*	10.10(i)	1992 Deferred Incentive Compensation Plan (as amended and restated) – incorporated by reference to Exhibit 10.10 (i) of Registrant’s Form 10-Q for the quarter ended September 30, 2002. (Commission File No. 1-4879).

*	10.11	Annual Incentive Plan – incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000. (Commission File No. 1-4879).

*	10.13(i)	Forms of Deferred Compensation Agreement and Amendment No. 1 to Deferred Compensation Agreement – incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996. (Commission File No. 1-4879).

*	10.13(ii)	Section 162(m) Deferred Compensation Agreement (as amended and restated January 29, 1998) – incorporated by reference to Exhibit 10.13 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998. (Commission File No. 1-4879).

*	10.14	Deferral of Stock Option Gains Plan – incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998. (Commission File No. 1-4879).

*	10.15	Employment Agreement with Walden W. O’Dell – incorporated by reference to Exhibit 10.15 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999. (Commission File No. 1-4879).

	10.17(i)	Amended and Restated Loan Agreement dated as of April 30, 2003 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, N.A. – incorporated by reference to Exhibit 10.17 to Registrant’s Form 10-Q for the quarter ended June 30, 2003. (Commission File No. 1-4879).

	10.17(ii)	Amendment No. 1 to the Amended and Restated Loan Agreement dated as of April 30, 2003 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, N.A. – incorporated by reference to Exhibit 10.17 (ii) to Registrant’s Form 10-Q for the quarter ended June 30, 2004. (Commission File No. 1-4879).

*	10.18(i)	Retirement and Consulting Agreement with Robert W. Mahoney – incorporated by reference to Exhibit 10.18 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000. (Commission File No. 1-4879).

*	10.18(ii)	Extension of Retirement and Consulting Agreement with Robert W. Mahoney – incorporated by reference to Exhibit 10.18 (ii) of Registrant’s Form 10-Q for the quarter ended September 30, 2002. (Commission File No. 1-4879).

*	10.18(iii)	Extension of Retirement and Consulting Agreement with Robert W. Mahoney – incorporated by reference to Exhibit 10.18 (iii) of Registrant’s Form 10-Q for the quarter ended June 30, 2003. (Commission File No. 1-4879).

*	10.18(iv)	Extension of Retirement and Consulting Agreement with Robert W. Mahoney – incorporated by reference to Exhibit 10.18 (iv) of Registrant’s Form 10-Q for the quarter ended March 31, 2004. (Commission File No. 1-4879).

	10.20(i)	Transfer and Administration Agreement by and among DCC Funding LLC, Diebold Credit Corporation, Diebold, Incorporated, Receivables Capital Corporation and Bank of America, National Association – incorporated by reference to Exhibit 10.20 (i) on Registrant’s Form 10-Q for the quarter ended March 31, 2001. (Commission File No. 1-4879).

	10.20(ii)	Amendment No. 1 to the Transfer and Administration Agreement by and among DCC Funding LLC, Diebold Credit Corporation, Diebold, Incorporated, Receivables Capital Corporation and Bank of America, National Association – incorporated by reference to Exhibit 10.20 (ii) on Registrant’s Form 10-Q for the quarter ended March, 31, 2001. (Commission File No. 1-4879).

*	10.21	Employment Agreement with Eric C. Evans – incorporated by reference to Exhibit 10.21 on Registrant’s Form 10-Q for the quarter ended March 31, 2004. (Commission File No. 1-4879).

*	10.22	Form of Non-qualified Stock Option Agreement – incorporated by reference to Exhibit 10.1 on Registrant’s Form 8-K filed on February 16, 2005. (Commission File No. 1-4879).

*	10.23	Form of Restricted Share Agreement – incorporated by reference to Exhibit 10.2 on Registrant’s Form 8-K filed on February 16, 2005. (Commission File No. 1-4879).

*	10.24	Form of RSU Agreement – incorporated by reference to Exhibit 10.3 on Registrant’s Form 8-K filed on February 16, 2005. (Commission File No. 1-4879).

*	10.25(i)	Form of 2003-2005 Performance Share Agreement – incorporated by reference to Exhibit 10.4 on Registrant’s Form 8-K filed on February 16, 2005. (Commission File No. 1-4879).

*	10.25(ii)	Form of 2004-2006 Performance Share Agreement – incorporated by reference to Exhibit 10.5 on Registrant’s Form 8-K filed on February 16, 2005. (Commission File No. 1-4879).

**	13.	Diebold, Incorporated 2004 Annual Report to shareholders (not deemed “filed” as part of this Form 10-K except for those portions that are expressly incorporated by reference).

**	21.	Subsidiaries of the Registrant as of December 31, 2004.

**	23.	Consent of Independent Registered Public Accounting Firm.

**	24.	Power of Attorney.

	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32.1	Certification of Principal Executive Officer Pursuant to Section 906 f the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

**	32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*		Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 15(b).

**		Previously filed as exhibits to the Original Report.

(b) Refer to page 18 of the Original Report for an index of exhibits to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIEBOLD, INCORPORATED

April 25, 2005	By: /s/ Kevin J. Krakora
Date	Kevin J. Krakora
Vice President and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT DESCRIPTION

13*	Diebold, Incorporated Annual Report to shareholders (not deemed “filed” as part of this Form 10-K except for those portions that are expressly incorporated by reference).

21*	Significant Subsidiaries of the Registrant

23*	Consent of Independent Registered Public Accounting Firm

24*	Power of Attorney

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*      Previously filed as exhibits to the Original Report.