Form 10-Q
period 2005-03-31
DIEBOLD INC
filed 2005-05-05
CIK 28823

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes (X) No (  )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes (X) No (  )

Indicate the number of shares outstanding of each of the issuer’s classes of common shares, as of the latest practicable date.

Class	Outstanding at April 29, 2005

Common Shares $1.25 Par Value	71,373,635 Shares

DIEBOLD, INCORPORATED AND SUBSIDIARIES

FORM 10-Q

DIEBOLD, INCORPORATED AND SUBSIDIARIES

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1. FINANICAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	(Unaudited)	December 31,
	March 31, 2005	2004
ASSETS
Current assets
Cash and cash equivalents	$153,396	$184,045
Short-term investments	26,605	31,654
Trade receivables, less allowances of $9,506 and $10,176, respectively	537,763	583,658
Inventories	341,236	322,293
Prepaid expenses	25,504	22,892
Other current assets	92,607	90,090

Total current assets	1,177,111	1,234,632
Securities and other investments	50,016	52,248
Property, plant and equipment, at cost	630,813	614,114
Less accumulated depreciation and amortization	354,675	346,024

	276,138	268,090
Goodwill	405,146	412,625
Other assets	173,489	167,957

	$2,081,900	$2,135,552

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$212,097	$289,510
Accounts payable	109,675	140,324
Deferred income	187,758	92,862
Other current liabilities	163,409	205,927

Total current liabilities	672,939	728,623
Long-term liabilities	148,546	146,454
Shareholders’ equity
Preferred Shares, no par value, authorized 1,000,000 shares, none issued	—	—
Common shares, par value $1.25, authorized 125,000,000 shares; issued 74,442,671 and 74,233,384 shares, respectively outstanding 71,725,081 and 71,592,293 shares, respectively	93,053	92,972
Additional capital	188,304	179,259
Retained earnings	1,125,037	1,113,059
Treasury shares, at cost (2,717,590 and 2,641,091 shares, respectively)	(117,397)	(113,687)
Accumulated other comprehensive loss	(28,159)	(10,738)
Other	(423)	(210)

Total shareholders’ equity	1,260,415	1,260,475

	$2,081,900	$2,135,552

See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES

FORM 10-Q

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2005	2004
Net Sales
Products	$238,756	$219,592
Services	301,478	278,663

	540,234	498,255
Cost of sales
Products	169,711	148,296
Services	230,122	209,932

	399,833	358,228
Gross Profit	140,401	140,027
Selling and administrative expense	84,830	80,659
Research, development and engineering expense	14,624	15,538

	99,454	96,197
Operating Profit	40,947	43,830
Other income (expense)
Investment income	2,715	2,719
Interest expense	(2,752)	(2,001)
Miscellaneous, net	(259)	(100)
Minority interest	(956)	(1,552)

Income before taxes	39,695	42,896
Taxes on income	13,020	13,727

Net income	$26,675	$29,169

Basic weighted-average shares outstanding	71,661	72,777
Diluted weighted-average shares outstanding	72,246	73,371
Basic earnings per share	$0.37	$0.40
Diluted earnings per share	$0.37	$0.40

Cash dividends paid per common share	$0.205	$0.185

See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES

FORM 10-Q

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2005	2004
Cash flow from operating activities:
Net income	$26,675	$29,169
Adjustments to reconcile net income to cash provided by operating activities:
Minority share of income	956	1,552
Depreciation and amortization	19,897	18,903
Deferred income taxes	6,289	547
Loss on sale of assets, net	175	24
Cash (used) provided by changes in certain assets and liabilities:
Trade receivables	43,182	(1,208)
Inventories	(20,846)	(30,346)
Prepaid expenses	(2,775)	(3,473)
Other current assets	(10,966)	(10,371)
Accounts payable	(29,659)	(18,560)
Certain other assets and liabilities	45,502	29,817

Net cash provided by operating activities	78,430	16,054
Cash flow from investing activities:
Payments for acquisitions, net of cash acquired	—	(979)
Proceeds from maturities of investments	12,717	816
Payments for purchases of investments	(6,229)	(4,089)
Capital expenditures	(13,712)	(12,785)
Rotable spares expenditures	(6,322)	(4,506)
Increase in certain other assets	(8,426)	(6,617)

Net cash used by investing activities	(21,972)	(28,160)
Cash flow from financing activities:
Dividends paid	(14,697)	(13,473)
Notes payable borrowings	257,027	167,504
Notes payable repayments	(328,823)	(151,465)
Distribution of affiliate’s earnings to minority interest holder	(251)	(498)
Issuance of common shares	2,209	3,358
Repurchase of common shares	—	(16,488)

Net cash used by financing activities	(84,535)	(11,062)
Effect of exchange rate changes on cash	(2,572)	(169)

Decrease in cash and cash equivalents	(30,649)	(23,337)
Cash and cash equivalents at the beginning of the period	184,045	169,951

Cash and cash equivalents at the end of the period	$153,396	$146,614

See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)

1. CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2004.

In addition, some of the company’s statements in this Form 10-Q report may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. A discussion of these risks and uncertainties is contained in management’s discussion and analysis of financial condition and results of operations in this Form 10-Q. The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of results to be expected for the full year.

The company has reclassified the presentation of the cash flow statement for the three months ended March 31, 2004 to conform to the current-year presentation.

2. STOCK OPTION PLANS

Under the 1991 Equity and Performance Incentive Plan, as amended and restated (1991 Plan), the company has granted stock options which are outstanding as of March 31, 2005. The company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for stock options granted under the 1991 Plan. No stock-based compensation cost is reflected in net income, as all options granted under the 1991 Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. The fair value of each option grant was estimated on the date of grant using the Black Scholes option pricing model with the following assumptions for 2005 and 2004, respectively: risk-free interest rate of 3.6 and 3.0 percent; dividend yield of 1.4 and 1.6 percent; volatility of 30 and 39 percent; and average expected lives of six years for options granted to management and four years for options granted to executive management and nonemployee directors.

	Three Months Ended
	March 31,
	2005	2004
Net income, as reported	$26,675	$29,169
Deduct: Total stock-based employee compensation expense determined under fair value method, net of tax	(1,186)	(1,110)

Net income, pro forma	$25,489	$28,059

Earnings per share:
Basic – as reported	$0.37	$0.40
Basic – pro forma	$0.36	$0.39
Diluted – as reported	$0.37	$0.40
Diluted – pro forma	$0.35	$0.38

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

	Three Months Ended
	March 31,
	2005	2004
Numerator:
Income used in basic and diluted earnings per share	$26,675	$29,169
Denominator:
Basic weighted-average shares	71,661	72,777
Effect of dilutive fixed stock options	585	594

Diluted weighted-average shares	72,246	73,371

Basic earnings per share	$0.37	$0.40

Diluted earnings per share	$0.37	$0.40

Anti-dilutive shares not used in calculating diluted weighted-average shares	208	229

4. INVENTORIES

Domestic inventories are valued at the lower of cost or market applied on a first-in, first-out basis, and international inventories are valued using the average cost method. At each reporting period, the company regularly identifies and writes down its excess or obsolete inventory to its net realizable value based on forecasted usage, orders and inventory aging. With the development of new products, the company also rationalizes its product offerings and will write down discontinued product to the lower of cost or net realizable value.

Major classes of inventories are summarized as follows:

	March 31, 2005	December 31, 2004
Finished goods	$115,744	$92,806
Spare parts	74,264	77,715
Work in process	119,763	123,156
Raw materials	31,465	28,616

Total inventory	$341,236	$322,293

5. OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive loss is reported separately from retained earnings and additional capital in the condensed consolidated balance sheets. Items considered to be other comprehensive loss include adjustments made for foreign currency translation (under SFAS No. 52) and pensions (under SFAS No. 87). Components of other accumulated comprehensive loss consist of the following:

	March 31,	December 31,
	2005	2004
Translation adjustment	$(20,204)	$(2,783)
Pensions, less accumulated taxes of $(3,541) for 2005 and 2004	(7,955)	(7,955)

Total accumulated other comprehensive loss	$(28,159)	$(10,738)

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)

5. OTHER COMPREHENSIVE INCOME (LOSS) (continued)

Components of comprehensive income consist of the following for the three months ended March 31:

	2005	2004
Net income	$26,675	$29,169
Other comprehensive income:
Translation adjustment	(17,421)	(6,532)

Comprehensive income	$9,254	$22,637

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

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Components of Net Periodic Benefit Cost
Three months ended March 31
Service cost	$3,099	$2,977	$1	$19
Interest cost	5,570	5,300	313	389
Expected return on plan assets	(7,239)	(7,271)	—	—
Amortization of prior service cost	280	303	(153)	(73)
Amortization of initial transition asset	(164)	(374)	—	—
Recognized net actuarial loss (gain)	584	231	132	115

Net periodic pension benefit cost	$2,130	$1,166	$293	$450

Employer Contributions

Previously, the company disclosed in its financial statements for the year ended December 31, 2004 that it expected to contribute $1,880 to its pension plans and $3,018 to its other postretirement benefit plan in 2005. There have been no significant changes to the 2005 contribution amounts previously disclosed. As of March 31, 2005, no contributions have been made.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)

7. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Also, SFAS No. 123(R) provides significant additional guidance regarding the valuation of employee stock options. While SFAS No. 123(R) does not require the use of a specific option-pricing model; it does indicate that lattice models usually will provide a better estimate of fair value of an employee stock option. The company currently prepares the pro forma disclosures required under SFAS No. 123 using the Black-Scholes option-pricing model. On April 14, 2005, the U.S. Securities and Exchange Commission announced a deferral of the effective date of FAS 123(R) for calendar year companies until the beginning of 2006, however, early adoption is permitted. The company has not decided whether it will implement this standard early or wait until January 1, 2006.

As permitted by SFAS No. 123, the company currently accounts for share-based payments to employees using the APB Opinion No. 25 intrinsic-value method and, as such, generally recognizes no compensation cost for employee stock options because options granted equal fair market value on date of grant. Accordingly, the adoption of the SFAS No. 123(R) fair value method will affect the company’s results of operations. The impact of adoption of SFAS No. 123(R) on future net income and earnings per share has not yet been determined. However, had the company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 2. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting guidance. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The company cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.

8. SEGMENT INFORMATION

The company’s segments are comprised of its three main sales channels: Diebold North America (DNA), Diebold International (DI) and Election Systems (ES). These sales channels are evaluated based on revenue from customers and operating profit contribution to the total corporation. The reconciliation between segment information and the Condensed Consolidated Financial Statements is disclosed. Revenue summaries by geographic area and product and service solutions are also disclosed. All income and expense items below operating profit are not allocated to the segments and are not disclosed.

The DNA segment sells and services financial and retail systems in the United States and Canada. The DI segment sells and services financial and retail systems over the remainder of the globe. The ES segment includes the operating results of Diebold Election Systems, Inc. and the voting-related business in Brazil. Each of the sales channels buys the goods it sells from the company’s manufacturing plants through intercompany sales that are eliminated in consolidation, and intersegment revenue is not significant. Each year, intercompany pricing is agreed upon, which drives sales channel operating profit contribution. As permitted under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, certain information not routinely used in the management of these segments, information not allocated back to the segments or information that is impractical to report is not shown. Items not allocated are as follows: interest income, interest expense, equity in the net income of investees accounted for by the equity method, income tax expense or benefit, and other non-current assets.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)

8. SEGMENT INFORMATION (continued)

	DNA	DI	ES	Total
Segment Information by Channel as of and for the quarter ended March 31, 2005
Customer Revenue	$341,577	$192,801	$5,856	$540,234
Operating profit/(loss)	46,676	(1,897)	(3,832)	40,947
Capital and rotable expenditures	11,122	8,523	389	20,034
Depreciation	7,936	4,902	348	13,186
Property, plant and equipment, at cost	435,842	190,893	4,078	630,813

Segment Information by Channel as of and for the quarter ended March 31, 2004
Customer Revenue	$305,327	$178,055	$14,873	$498,255
Operating profit/(loss)	39,603	8,355	(4,128)	43,830
Capital and rotable expenditures	12,110	5,049	132	17,291
Depreciation	7,642	5,545	202	13,389
Property, plant and equipment, at cost	399,937	159,455	3,824	563,216

Revenue Summary by Geographic Area

	For the quarter ended March 31:
	2005	2004
The Americas:
Financial self-service solutions	$286,065	$258,156
Security solutions	139,538	115,685
Election systems	5,856	14,873

	431,459	388,714
Asia-Pacific:
Financial self-service solutions	41,379	35,839
Security solutions	6,337	5,940

	47,716	41,779
Europe, Middle East and Africa:
Financial self-service solutions	61,059	67,762
Security solutions	—	—

	61,059	67,762

Total Revenue	$540,234	$498,255

Revenue Summary by Products and Services

	For the quarter ended March 31:
	2005	2004
Financial self-service:
Products	$173,347	$154,262
Services	215,156	207,495

Total financial self-service	388,503	361,757
Security:
Products	62,535	57,415
Services	83,340	64,210

Total security	145,875	121,625

Total financial self-service & security	534,378	483,382
Election systems	5,856	14,873

Total Revenue	$540,234	$498,255

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)

9. GUARANTEES AND PRODUCT WARRANTIES

The company has applied the provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, to its agreements that contain guarantees or indemnification clauses. These requirements expand those required by FASB Statement No. 5, Accounting for Contingencies, by requiring a guarantor to disclose certain types of guarantees and recognized liabilities in certain instances, even if the likelihood of requiring the guarantor’s performance is remote. The following is a description of arrangements in effect as of March 31, 2005 in which the company is the guarantor.

In connection with the construction of two of its manufacturing facilities, the company guaranteed repayment of principal and interest on a total of $13,300 variable rate industrial development revenue bonds by obtaining letters of credit. The bonds were issued with a 20-year original term and are scheduled to mature in 2017. Any default, as defined in the agreements, would obligate the company for the full amount of the outstanding bonds through maturity. At March 31, 2005, the carrying value of the liability was $13,300 and is included in long-term liabilities.

The company provides its global operations guarantees and standby letters of credit through various financial institutions to suppliers, regulatory agencies and insurance providers. If the company is not able to make payment, the suppliers, regulatory agencies and insurance providers may draw on the pertinent bank. As of March 31, 2005, the maximum future payment obligations relative to these various guarantees totaled $39,719, of which $18,541 represented standby letters of credit to insurance providers, and no associated liability was recorded.

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

	2005	2004
Balance at January 1	$14,410	$12,096
Current period accruals	2,831	1,565
Current period settlements	(3,364)	(3,117)

Balance at March 31	$13,877	$10,544

10. RESTRUCTURING CHARGES

During the first quarter of 2005, the company entered into a restructuring plan for its manufacturing and service operations, primarily in Western Europe, to remove its excess capacity. Total pretax costs to be incurred in the plan are anticipated to be in the range of $9,000 to $12,000, of which $7,300 ($4,906 after tax or $0.07 per diluted share) was expensed for the period ended March 31, 2005 resulting in an accrual of $5,400 as of March 31, 2005. The restructuring charges were incurred as follows: $6,800 against product cost of sales; $400 against service cost of sales and $100 against general and administrative costs. These restructuring charges were incurred in the following segments: $6,900 within DI and $400 within DNA.

The actions taken occurred during the first quarter of 2005 with the associated expenses expected to be incurred through December of 2005. The charge was comprised primarily of severance and other employee costs associated with staff reductions. Staff reductions resulted in 90 involuntary employee terminations.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)

11. SUBSEQUENT EVENTS

On April 27, 2005, the company amended its credit facility with JPMorgan Chase Bank, N.A. The credit facility borrowing limit remains the same at $200,000 and 150,000 euros ($193,088). However, the company was given the ability to add additional borrowing capacity to the facility of $150,000 if the company chooses to do so. The term of the amendment was increased from one year to five years expiring on April 27, 2010. All covenants remain the same.

On May 2, 2005, the company announced the acquisition of TASC Security. TASC Security is a global leader in electronic security solutions headquartered in London, England with regional offices in Amsterdam, Netherlands; Tokyo, Japan; San Francisco, USA; Dublin, Ireland; Leeds, England; and Melbourne and Sydney, Australia; along with a network of offices in Europe, the Middle East, Africa and Asia Pacific. TASC Security was purchased for approximately $21,800, including the payoff of certain debt arrangements, and will be integrated within the company’s Electronic Security and Currency Systems Group.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

March 31, 2005
(Unaudited)
(Dollars in thousands, except per share amounts)

OVERVIEW

Over 145 years ago, Diebold went into the business of making strong, reliable safes. Diebold, Incorporated has a long tradition of safeguarding assets and protecting investments. Today, the company is a global leader in providing integrated self-service delivery systems, security and services to customers within the financial, government, education and retail sectors. In 2003, the company introduced Opteva, a new ATM line within the financial self-service market that provides a higher level of security, convenience and reliability. The new line is powered by Agilis, which is a software platform for financial self-service equipment that was developed by the company in 2002. The combination of Opteva and Agilis provides the ability for financial institutions to customize solutions to meet their consumers’ demands and positively affect equipment performance, while providing a safer ATM. The Agilis software platform gives customers the ability to run the same software across their entire network, which helps contain costs and improve financial self-service equipment availability. The new award-winning generation of financial self-service solutions was developed to deter or discourage ATM fraud. Security features were engineered into the design, including consumer awareness mirrors to discourage shoulder surfing and provide consumers with increased security during ATM transactions. Opteva also includes PIN-pad positioning that helps maintain consumer security, a recessed fascia design, card reader technology with a jitter mechanism, an optional ink-dye system and an envelope depository that is designed to resist trapping. The company’s software includes the industry’s most advanced ATM protection against viruses, worms and other cyber security threats. Diebold is at the forefront in protecting ATMs from threats even before patches are developed and made available. The company established its own Global Security Task Force to collect, analyze, clarify and disseminate news and information about ATM fraud and security. The group includes associates from various departments around the world. These associates work to reduce fraud and to improve security for the industry.

As a result of the company’s continued focus to remain a leader in technology, service and security, significant growth in product revenue was attributable to favorable reaction by the financial sector to this new generation of financial self-service solutions. In addition to the advances in the company’s product line, the company also made a couple of strategic domestic acquisitions during 2004, which increased its presence in the security market.

The election systems business continues to be a challenge for the company, as lower revenue and the settlement of the civil action in California with the state of California and Alameda County in 2004 had a significant negative impact on margin and earnings per share. The company continues to face a variety of challenges and opportunities in responding to customer needs within the election systems market. A number of individuals and groups have raised challenges in the media and elsewhere, including legal challenges, about the reliability and security of the company’s election systems products and services. The parties making these challenges oppose the use of technology in the electoral process generally and, specifically, have filed lawsuits and taken other actions to publicize what they view as significant flaws in the company’s election management software and firmware. These efforts have adversely affected some of the company’s customer relations with its election systems customers. Also, the election systems market continues to evolve. Funding is being provided by the federal government and utilized by the states; however, the guidelines and rules governing the election software and hardware have not yet been fully established. As a result, various states and industry experts are interpreting the election requirements differently. Recent changes in the laws under which election-related products must be certified by a number of states have lengthened the certification process and, in some cases, required changes to the company’s products. For example, some states are requiring paper receipt printers.

As a result of these challenges, and because 2004 was a presidential election year, the company believes that prospective purchases of voting equipment and services by certain government entities were delayed in 2004. Those entities did not want to introduce a new voting solution in a presidential election year and also wanted to see how successful electronic voting was in states that had already implemented the technology. The delay in orders resulted in higher inventory levels of approximately $32 million and lower voting sales in the range of approximately $65 million to $75 million in 2004. As a result of the positive performance of the company’s voting equipment, the positive performance of electronic voting

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

March 31, 2005
(Unaudited)
(Dollars in thousands, except per share amounts)

systems, in the past presidential election, and the Help America Vote Act (HAVA) requirement that jurisdictions must have HAVA-compliant equipment installed by January 1, 2006, the company expects to recover a significant portion of the delayed sales in 2005, as well as participate in new jurisdiction decisions to purchase voting equipment in 2005, although the delay in orders continued in the first quarter of 2005. Despite these expectations for 2005, future delays or increases in the costs of providing products and services may be encountered as a result of possible future challenges, changes in the laws and changes to product specifications, any of which may adversely affect the company’s election systems sales.

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

The business drivers of the company’s future performance include several factors that include, but are not limited to:

•	timing of a self-service upgrade and/or replacement cycle in mature markets such as the United States;

•	high levels of deployment growth for new self-service products in emerging markets such as Asia-Pacific;

•	demand for new service offerings, including outsourcing or operating a network of ATMs;

•	demand beyond expectations for security products and services for the financial, retail and government sectors;

•	implementation and timeline for new election systems in the United States;

•	the company’s strong financial position; and

•	the company’s ability to successfully integrate acquisitions.

In addition to the business drivers above, as a global operation, the company is exposed to risks that include, but are not limited to:

•	competitive pressures, including pricing pressures and technological developments;

•	changes in the company’s relationships with customers, suppliers, distributors and/or partners in its business ventures;

•	changes in political, economic or other factors such as currency exchange rates, inflation rates, recessionary or expansive trends, taxes and regulations and laws affecting the worldwide business in each of the company’s operations;

•	acceptance of the company’s product and technology introductions in the marketplace;

•	unanticipated litigation, claims or assessments;

•	ability to reduce costs and expenses and improve internal operating efficiencies;

•	variations in consumer demand for financial self-service technologies, products and services;

•	challenges raised about reliability and security of the company’s election systems products, including the risk that such products will not be certified for use or will be decertified;

•	changes in laws regarding the company’s election systems products and services; and

•	potential security violations to the company’s information technology systems.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

March 31, 2005

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

Management believes that, of its significant accounting policies, its policies concerning revenue recognition, allowance for bad debts, goodwill, inventory and pensions and postretirement benefits are the most critical because they are affected significantly by judgments, assumptions and estimates. Additional information regarding these policies is included below.

Revenue Recognition

The company’s product revenue consists of sales of ATMs, networking software, servers, electronic security products and voting machines. Service revenue consists of sales of service contracts, installation revenue, maintenance revenue and consultation revenue of bank branch design and security system design. Revenue is recognized only after the earnings process is complete. For product sales, the company determines that the earnings process is complete when the customer has assumed risk of loss of the goods sold and all performance requirements are substantially complete. Election systems revenue is primarily generated through sales contracts consisting of multiple deliverable elements and custom terms and conditions. Each contract is analyzed based on the multiple elements included within the contract. The company determines fair value of deliverables within a multiple element arrangement based on the list price charged when each element is sold separately. Some contracts may contain discounts and, as such, revenue is recognized using the relative fair value method of allocation of revenue to the product and service components of contracts. For service sales, the earnings process is considered complete once the service has been performed or earned.

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

Inventories

Domestic inventories are valued at the lower of cost or market applied on a first-in, first-out basis, and international inventories are valued using the average cost method. At each reporting period, the company identifies and writes down its excess and obsolete inventory to its net realizable value based on forecasted usage, orders and inventory aging. With the development of new products, the company also rationalizes its product offerings and will write down discontinued product to the lower of cost or net realizable value.

Goodwill

The company tests all existing goodwill at least annually for impairment using the fair value approach on a “reporting unit” basis in accordance with Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets. The company’s reporting units are defined as Domestic and Canada, Brazil, Latin America, Asia Pacific, Europe, Middle East and Africa (EMEA) and Election Systems. The company uses the discounted cash flow method for determining the fair value of its reporting units. As required by SFAS 142, the determination of implied fair value of the goodwill for a particular reporting unit is the excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities in the same manner as the allocation in a business combination. Implied fair

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

March 31, 2005
(Unaudited)

value goodwill is determined as the excess of the fair value of the reporting unit over the fair value of its assets and liabilities. The company’s fair value model uses inputs such as estimated future segment performance. The company uses the most current information available and performs the annual impairment analysis during the fourth quarter each year. However, actual circumstances could differ significantly from assumptions and estimates made and could result in future goodwill impairment.

Pensions and Postretirement Benefits

Annual net periodic expense and benefit liabilities under the company’s defined benefit plans are determined on an actuarial basis. Assumptions used in the actuarial calculations have a significant impact on plan obligations and expense. Annually, management and the investment committee of the Board of Directors review the actual experience compared with the more significant assumptions used and makes adjustments to the assumptions, if warranted. The healthcare trend rates are reviewed with the actuaries based upon the results of their review of claims experience. The expected long-term rate of return on plan assets is determined using the plans’ current asset allocation and their expected rates of return based on a geometric averaging over 20 years. The discount rate is determined by analyzing the average return of high-quality (i.e., AA-rated) fixed-income investments and the year-over-year comparison of certain widely used benchmark indices as of the measurement date. The rate of compensation increase assumptions reflects the company’s long-term actual experience and future and near-term outlook. Pension benefits are funded through deposits with trustees. The market-related value of plan assets is calculated under an adjusted market value method. The value is determined by adjusting the fair value of assets to reflect the investment gains and losses (i.e., the difference between the actual investment return and the expected investment return on the market-related value of assets) during each of the last five years at the rate of 20 percent per year. Postretirement benefits are not funded and the company’s policy is to pay these benefits as they become due.

The following table highlights the sensitivity of our pension obligations and expense to changes in the healthcare cost trend rate:

	One-Percentage-	One-Percentage-
	Point Increase	Point Decrease
Effect on total of service and interest cost	$86	$(77)
Effect on postretirement benefit obligation	1,424	(1,273)

Amortization of unrecognized net gain or loss resulting from experience different from that assumed and from changes in assumptions (excluding asset gains and losses not yet reflected in market-related value) is included as a component of net periodic benefit cost for a year if, as of the beginning of the year, that unrecognized net gain or loss exceeds five percent of the greater of the projected benefit obligation or the market-related value of plan assets. If amortization is required, the amortization is that excess divided by the average remaining service period of participating employees expected to receive benefits under the plan.

Certain accounting guidance, including the guidance applicable to pensions, does not require immediate recognition of the effects of a deviation between actual and assumed experience or the revision of an estimate. This approach allows the favorable and unfavorable effects that fall within an acceptable range to be netted. Although this netting occurs outside the basic financial statements, the net amount is disclosed as an unrecognized gain or loss in Note 11 to the company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Based on the above assumptions, the company expects pension expense to increase by $3,836 in 2005, increasing from $4,664 in 2004 to approximately $8,500 in 2005. Changes in any of the aforementioned assumptions could result in changes in the related retirement benefit cost and obligation. The company’s qualified pension plans remain adequately funded, and the company is not required to make any additional contributions in 2005. Pension expense excludes retiree medical expense, which is also included in operating expenses and was $334 and $340 in the first quarter 2005 and 2004, respectively.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

March 31, 2005
(Unaudited)
(Dollars in thousands, except per share amounts)

LIQUIDITY AND CAPITAL RESOURCES

Capital resources are obtained from income retained in the business, borrowings under the company’s committed and uncommitted credit facilities, long-term industrial revenue bonds, and operating and capital leasing arrangements. At March 31, 2005, the company had U.S. dollar denominated outstanding bank credit lines approximating $79,730, euro denominated outstanding bank credit lines approximating 99,717 (translated at $129,258) and Indian rupee denominated outstanding bank credit lines approximating 136,000 (translated at $3,109). An additional $195,180 was available under committed credit line agreements and $57,655 was available under uncommitted lines of credit. Management expects that cash provided from operations, available credit, long-term debt and the use of operating leases will be sufficient to finance planned working capital needs, investments in facilities or equipment, and the purchase of company stock. Part of the company’s growth strategy is to pursue strategic acquisitions. The company has made acquisitions in the past and intends to make acquisitions in the future. The company intends to finance any future acquisitions with either cash provided from operations, borrowings under available credit facilities, proceeds from debt or equity offerings and/or the issuance of common shares.

During the first quarter 2005, the company generated $78,430 in cash from operating activities, an increase of $62,376 or 388.5 percent from the same period in 2004. Cash flows from operating activities are generated primarily from operating income and controlling the components of working capital. First quarter 2005 cash flows from operations were positively affected by the $43,182 decrease in accounts receivable compared with an increase of $1,208 in the first quarter 2004. Total sales increased by $41,979 in the first quarter 2005 versus first quarter 2004, while days sales outstanding (DSO) improved 13 days over the same time period. DSO was 83 days at March 31, 2005 compared with 96 days at March 31, 2004. The improvement in DSO was due to a new “order-to-cash” process implemented during 2004. Included in the March 31, 2005 trade receivables were amounts due from San Diego and San Joaquin counties in California totaling approximately $32,000 related to the election systems business. The company anticipates collection of these receivables beginning in the second quarter of 2005. The increase in inventories in the first quarter 2005 was $20,846 and was $9,500 less than the $30,346 increase in inventories during the first quarter 2004. The increase in inventories was due to the continued impact of transitioning to the new Opteva product solution, as well as anticipated strong future orders. In addition, the change in certain other assets and liabilities positively affected cash flows from operations for first quarter 2005 by $45,502 as compared with a positive impact of $29,817 in 2004. The change was primarily the result of an increase in deferred income due to increased volume of customer service contract billings.

The company used $21,972 for investing activities in the first quarter 2005, a decrease of $6,188 or 22.0 percent over first quarter 2004. The decrease over the prior quarter was the result of higher net investment proceeds in 2005 which increased by $9,761. Net investment proceeds equal the combination of “proceeds from maturity of investments” and “payments for purchases of investments”. The increase in net investment proceeds was partially offset by increased capital and rotable expenditures of $2,743 and slightly higher other asset purchases.

The company used $84,535 for financing activities in the first quarter 2005, an increase of $73,473 or 664.2 percent over 2004. The overall increase in the first quarter of 2005 was due to increased net repayments on notes payable of $71,796 as compared with net borrowings of $16,039 in the first quarter of 2004. The increased cash use from the change in borrowings was partially offset by a $16,488 decrease in stock repurchases as the company did not repurchase company stock in the first quarter 2005. In addition, the company paid cash dividends of $14,697 in the first quarter 2005, an increase of $1,224 or 9.1 percent versus the first quarter of 2004.

Contractual cash obligations with initial and remaining terms in excess of one year and contingent liabilities remained generally unchanged at March 31, 2005 compared to December 31, 2004.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

March 31, 2005
(Unaudited)
(Dollars in thousands, except per share amounts)

RESULTS OF OPERATIONS

First Quarter 2005 Comparisons with First Quarter 2004

Net Sales

Net sales for first quarter 2005 totaled $540,234 and were $41,979 or 8.4 percent higher than net sales for first quarter 2004. Financial self-service product revenue increased by $19,085, or 12.4 percent, over the comparable period in 2004 primarily due to market growth. Security product revenue increased by $5,120 or 8.9 percent over first quarter 2004, due to increases in the retail, government and financial security markets as a result of strategic acquisitions, growth in the market and increased market share. Total service revenue for financial self-service and security solutions increased $26,791 or 9.9 percent over first quarter 2004, as the company continued to expand its service customer base. Election systems net sales of $5,856 decreased by $9,017 or 60.6 percent over first quarter 2004 due to purchasing delays resulting from ongoing political debates regarding electronic voting that have adversely affected the election systems business. In addition to increased financial self-service and security sales, revenue was positively impacted by the year-over-year strengthening of the euro and certain other currencies. The positive currency impact in the first quarter 2005 was approximately $8,900 or 1.8 percent as compared to the first quarter 2004.

Gross Profit

Gross profit for first quarter 2005 totaled $140,401 and was $374 or 0.3 percent higher than gross profit in first quarter 2004. Product gross margin was 28.9 percent compared to 32.5 percent in the comparable period of 2004. Included in product cost of sales in the first quarter 2005 was approximately $6,800 in restructuring charges, related primarily to realignment actions taken in Western Europe, which adversely affected product gross margin by 2.9 percentage points. The remaining decrease in product gross margin was attributable to weaker international product gross margins, especially in Europe, and lower election system product margin on overall lower voting sales. Service gross margin was 23.7 percent compared to 24.7 percent in first quarter 2004. The decrease in service gross margin was the result of continued pricing pressures and increased fuel costs. Included in the service cost of sales in first quarter 2005 was approximately $400 in restructuring charges, which adversely affected service gross margin by 0.1 percentage points.

Operating Expenses

Total operating expenses were 18.4 percent of net sales, down from 19.3 percent in first quarter 2004. Reduced selling, general and administrative expenses as a percentage of net sales accounted for 0.5 percentage points of the overall improvement to operating expenses. The improved leveraging of selling, general and administrative expenses was achieved due to aggressive controls on personnel costs, including strictly limiting the rate of replacement and new hires, limited base compensation increases and implementing a corporate-wide efficiency program. Reduced research and development expenses resulting from the ongoing product rationalization created by the Opteva rollout accounted for the balance of the improvement in operating expenses.

Other Income (Expense)

Other income and expense and minority interest in the first quarter 2005 remained consistent with the first quarter 2004. The total of other income and expense was $1,252 compared to $934 in first quarter 2004. The increase in interest expense quarter over quarter of $751 was due mainly to higher interest rates.

Net Income

Net income for first quarter 2005 was $26,675 and decreased $2,494 or 8.6 percent over net income for the first quarter 2004. The decline in net income was mainly the result of $7,300 in total restructuring charges in 2005. In addition, the effective tax rate in first quarter 2005 was 32.8 percent compared to 32.0 percent in first quarter 2004. The higher effective tax rate in first quarter 2005 was due to the settlement of a prior-year U.S. state tax issue.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

March 31, 2005
(Unaudited)
(Dollars in thousands, except per share amounts)

Segment Revenue and Operating Profit Summary

Diebold North America (DNA) first quarter 2005 net sales of $341,577 increased $36,250 or 11.9 percent over first quarter 2004 net sales of $305,327. The increase in DNA net sales was due to increased product and service revenue from market growth as a result of the continued favorable response to the Opteva financial self-service product line. Diebold International (DI) first quarter 2005 net sales of $192,801 increased by $14,746 or 8.3 percent compared with net sales in the comparable period in 2004 of $178,055. The increase in DI net sales was attributed to strong Latin American and Brazilian revenue growth of $15,512 and Asia-Pacific revenue growth of $5,937, partially offset by approximately $6,703 decrease in Europe, Middle East and Africa net sales. Election Systems (ES) first quarter 2005 net sales of $5,856 decreased by $9,017 or 60.6 percent compared to first quarter 2004 net sales of $14,873 due to purchasing delays resulting from ongoing political debates regarding electronic voting that have adversely affected the election systems business.

DNA operating profit in the first quarter of 2005 increased by $7,073 or 17.9 percent compared with first quarter 2004. The increase was primarily due to increased sales and efficiencies gained from various internal cost control initiatives, which more than offset the adverse impact from higher material and fuel costs. DI operating profit for first quarter 2005 decreased by $10,252 or 122.7 percent compared with the comparable period in 2004, moving from an operating profit of $8,355 in first quarter 2004 to an operating loss of $1,897 in first quarter 2005. The decrease in DI operating profit was primarily due to $6,900 of restructuring charges recorded in Western Europe. In addition, DI experienced lower gross margins because of pricing pressure, higher material and fuel costs, and unfavorable geographic sales mix. Operating loss in ES decreased by $296 or 7.2 percent; moving from an operating loss of $4,128 in first quarter 2004 to a loss of $3,832 in first quarter 2005. This favorable movement in the ES operating loss was a result of lower operating expense levels in first quarter 2005 in the election systems business.

Refer to Note 8 to the condensed consolidated financial statements for further details of segment revenue and operating profit.

OUTLOOK

The following statements are based on current expectations. These statements are forward-looking and actual results may differ materially. These statements do not include the potential impact of any future mergers, acquisitions, disposals or other business combinations, or the effect of expensing stock options under the new accounting standard, SFAS No. 123(R), Share-Based Payment.

Expectations for the second quarter 2005 include:

•	Second quarter revenue is expected to increase 10 to 15 percent on a fixed exchange rate basis.

•	Financial self-service revenue growth of 11 to 14 percent, fixed rate.

•	Security revenue growth of 17 to 21 percent, fixed rate.

•	Election systems revenue is expected to be $20 to $40 million in the second quarter.

•	The company anticipates restructuring charges in the range of $.01 to $.02 per share related to the continued realignment of its operations in Western Europe.

•	Currency exchange is anticipated to be approximately 2 percent favorable versus prior year.

•	Depreciation and amortization to be approximately $20 million.

•	An effective tax rate of approximately 32 percent.

•	An increase in pension expense of approximately $.01 per share versus prior year.

•	EPS in the range of $.60 to $.66 per share, including the anticipated restructuring charge. This compares to $.60 in the second quarter of 2004.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

March 31, 2004
(Unaudited)
(Dollars in thousands, except per share amounts)

Expectations for the full year 2005 include:

•	Revenue growth of 10 to 13 percent, on a fixed exchange rate basis.

•	Financial self-service revenue growth of 7 to 10 percent, fixed rate.

•	Security revenue growth of 17 to 20 percent, fixed rate.

•	Election systems revenue is anticipated to be in the range of $85 to $95 million.

•	Favorable currency impact of approximately 1 percent versus prior year.

•	Depreciation and amortization in the range of $75 to $80 million.

•	An effective tax rate of approximately 32 percent.

•	Pension expense is expected to be $.03 per share higher in 2005, moving from $.05 per share in 2004 to $.08 per share in 2005.

•	Research and development expense will be approximately 2.5 percent of revenue, consistent with prior year.

•	EPS in the range of $2.80 to $2.93, including the anticipated full-year impact of restructuring charges in the range of $.09 to $.12.

FORWARD-LOOKING STATEMENT DISCLOSURE

In the company’s written or oral statements, the use of the words “believes,” “anticipates,” “expects” and similar expressions is intended to identify forward-looking statements that have been made and may in the future be made by or on behalf of the company, including statements concerning future operating performance, the company’s share of new and existing markets, and the company’s short- and long-term revenue and earnings growth rates. Although the company believes that its outlook is based upon reasonable assumptions regarding the economy, its knowledge of its business, and on key performance indicators which impact the company, there can be no assurance that the company’s goals will be realized. The company is not obligated to report changes to its outlook. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The company’s uncertainties could cause actual results to differ materially from those anticipated in forward-looking statements. These include, but are not limited to:

•	competitive pressures, including pricing pressures and technological developments;

•	changes in the company’s relationships with customers, suppliers, distributors and/or partners in its business ventures;

•	changes in political, economic or other factors such as currency exchange rates, inflation rates, recessionary or expansive trends, taxes and regulations and laws affecting the worldwide business in each of the company’s operations;

•	acceptance of the company’s product and technology introductions in the marketplace;

•	unanticipated litigation, claims or assessments;

•	ability to reduce costs and expenses and improve internal operating efficiencies;

•	variations in consumer demand for self-service technologies, products and services;

•	challenges raised about the reliability and security of the company’s election systems products, including the risk that such products will not be certified for use or will be decertified;

•	changes in laws regarding the company’s election systems products and services; and

•	potential security violations to the company’s information technology systems.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                (Dollars in thousands)

The company is exposed to foreign currency exchange rate risk inherent in its international operations denominated in currencies other than the U.S. dollar. A hypothetical 10 percent unfavorable movement in the applicable foreign exchange rates would have resulted in a decrease in 2005 and 2004 quarter-to-date operating profit of approximately $86 and $684, respectively. The sensitivity model assumes an instantaneous, parallel shift in the foreign currency exchange rates. Exchange rates rarely move in the same direction. The assumption that exchange rates change in an instantaneous or parallel fashion may overstate the impact of changing exchange rates on amounts denominated in a foreign currency.

The company’s risk-management strategy uses derivative financial instruments such as forwards to hedge certain foreign currency exposures. The intent is to offset gains and losses that occur on the underlying exposures, with gains and losses on the derivative contracts hedging these exposures. The company does not enter into derivatives for trading purposes. The company’s primary exposures to foreign exchange risk are movements in the dollar/euro and dollar/real rates. There were no significant changes in the company’s foreign exchange risks compared with the prior period.

The company manages interest rate risk with the use of variable rate borrowings under its committed and uncommitted credit facilities and interest rate swaps. Variable rate borrowings under the credit facilities totaled $212,097 and $289,510 at March 31, 2005 and December 31, 2004, respectively. A one percent increase or decrease in interest rates would have resulted in an increase or decrease in annual interest expense of approximately $2,100 and $2,800 for 2005 and 2004, respectively. The company’s primary exposure to interest rate risk is movements in the LIBOR rate, which is consistent with prior period. The company had no derivative contracts hedging interest rate risk as of March 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

Management, under the supervision and with the participation of the chief executive officer and the chief financial officer, has evaluated the effectiveness of the company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the principal executive officer and the principal financial officer have concluded that the company’s disclosure controls and procedures are effective in timely alerting them to material information about the company required to be included in its Exchange Act reports.

Management has not identified any change in internal controls over financial reporting occurring during the first quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

At March 31, 2005, the company was a party to several lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the company’s financial position or results of operations. In management’s opinion, the condensed consolidated financial statements would not be materially affected by the outcome of any present legal proceedings, commitments, or asserted claims.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
PART II. OTHER INFORMATION (Continued)

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information concerning the company’s stock repurchases made during the first quarter 2005:

ISSUER PURCHASES OF EQUITY SECURITIES

			(c)	(d)
			Total Number of	Maximum Number of
	(a)	(b)	Shares Purchased as	Shares that May Yet
	Total Number of Shares	Average Price	Part of Publicly	Be Purchased Under
	Purchased(#)	Paid Per Share	Announced Plans(#)(1)	the Plans(#)
January	2,439(2)	$53.62	—	1,771,419

February	48,020(2)	54.65	—	1,771,419

March	210(2)	54.70	—	1,771,419

(1)	The company did not repurchase any company stock in the first quarter 2005 pursuant to the Company Stock Repurchase Plan (the Plan). The total number of shares repurchased as part of a publicly announced plan was 2,228,581 as of March 31, 2005. The remaining number of shares that may be purchased under the Plan is 1,771,419. The Plan was approved by the Board of Directors in April 1997 and authorized the repurchase of up to two million shares and was amended in June 2004 to authorize the repurchase of an additional two million shares. The Plan has no expiration date.

(2)	Represents shares surrendered or deemed surrendered to the company in connection with stock option exercises and to satisfy tax withholding obligations in connection with the distribution of shares of stock under employee stock-based compensation plans.

ITEM 6. EXHIBITS

	3.1	(i)	Amended and Restated Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.1(i) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994. (Commission File No. 1-4879).

	3.1	(ii)	Code of Regulations — incorporated by reference to Exhibit 4(c) to Registrant’s Post-Effective Amendment No. 1 to Form S-8 Registration Statement No. 33-32960.

	3.2		Certificate of Amendment by Shareholders to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.2 to Registrant’s Form 10-Q for the quarter ended March 31, 1996. (Commission File No. 1-4879).

	3.3		Certificate of Amendment to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.3 to Registrant’s Form 10-K for the year ended December 31, 1998. (Commission File No. 1-4879).

	4.		Rights Agreement dated as of February 11, 1999 between Diebold, Incorporated and The Bank of New York — incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form 8-A dated February 11, 1999.

*	10.1		Form of Employment Agreement as amended and restated as of September 13, 1990 — incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990. (Commission File No. 1-4879).

*	10.2		Schedule of Certain Officers who are Parties to Employment Agreements in the form of Exhibit 10.1 - incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended September 30, 2004. (Commission File No. 1-4879).

*	10.5	(i)	Supplemental Employee Retirement Plan I as amended and restated July 1, 2002 — incorporated by reference to Exhibit 10.5 (i) of Registrant’s Form 10-Q for the quarter ended September 30, 2002. (Commission File No. 1-4879).

*	10.5	(ii)	Supplemental Employee Retirement Plan II as amended and restated July 1, 2002 — incorporated by reference to Exhibit 10.5 (ii) of Registrant’s Form 10-Q for the quarter ended September 30, 2002. (Commission File No. 1-4879).

*	10.7	(i)	1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992. (Commission File No. 1-4879).

*	10.7	(ii)	Amendment No. 1 to the Amended and Restated 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998. (Commission File No. 1-4879).

*	10.7	(iii)	Amendment No. 2 to the Amended and Restated 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 2003. (Commission File No. 1-4879).

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
PART II. OTHER INFORMATION (Continued)

ITEM 6. EXHIBITS (Continued)

*	10.8	(i)	1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 — incorporated by reference to Exhibit 4 (a) to Form S-8 Registration Statement No. 333-60578.

*	10.8	(ii)	Amendment No. 1 to the 1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 — incorporated by reference to Exhibit 10.8(ii) on Registrant’s Form 10-Q for the quarter ended March 31, 2004. (Commission File No. 1-4879).

*	10.8	(iii)	Amendment No. 2 to the 1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 — incorporated by reference to Exhibit 10.8(iii) on Registrant’s Form 10-Q for the quarter ended March 31, 2004. (Commission File No. 1-4879).

*	10.8	(iv)	Amendment No. 3 to the 1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 — incorporated by reference to Exhibit 10.8(iv) on Registrant’s Form 10-Q for the quarter ended June 30, 2004. (Commission File No. 1-4879).

*	10.9		Long-Term Executive Incentive Plan — incorporated by reference to Exhibit 10.9 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993. (Commission File No. 1-4879).

*	10.10	(i)	1992 Deferred Incentive Compensation Plan (as amended and restated ) — incorporated by reference to Exhibit 10.10 (i) of Registrant’s Form 10-Q for the quarter ended September 30, 2002. (Commission File No. 1-4879).

*	10.11		Annual Incentive Plan — incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000. (Commission File No. 1-4879).

*	10.13	(i)	Forms of Deferred Compensation Agreement and Amendment No. 1 to Deferred Compensation Agreement — incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996. (Commission File No. 1-4879).

*	10.13	(ii)	Section 162(m) Deferred Compensation Agreement (as amended and restated January 29, 1998) — incorporated by reference to Exhibit 10.13 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998. (Commission File No. 1-4879).

*	10.14		Deferral of Stock Option Gains Plan — incorporated by reference to Exhibit 10.14 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998. (Commission File No. 1-4879).

*	10.15		Employment Agreement with Walden W. O’Dell - incorporated by reference to Exhibit 10.15 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999. (Commission File No. 1-4879).

*	10.17	(i)	Amended and Restated Loan Agreement dated as of April 30, 2003 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, N.A. — incorporated by reference to Exhibit 10.17 to Registrant’s Form 10-Q for the quarter ended June 30, 2003. (Commission File No. 1-4879).

*	10.17	(ii)	Amendment No. 1 to the Amended and Restated Loan Agreement dated as of April 30, 2003 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, N.A. — incorporated by reference to Exhibit 10.17(ii) to Registrant’s Form 10-Q for the quarter ended June 30, 2004. (Commission File No. 1-4879).

*	10.18	(i)	Retirement and Consulting Agreement with Robert W. Mahoney — incorporated by reference to Exhibit 10.18 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000. (Commission File No. 1-4879).

*	10.18	(ii)	Extension of Retirement and Consulting Agreement with Robert W. Mahoney — incorporated by reference to Exhibit 10.18 (ii) of Registrant’s Form 10-Q for the quarter ended September 30, 2002. (Commission File No. 1-4879).

*	10.18	(iii)	Extension of Retirement and Consulting Agreement with Robert W. Mahoney — incorporated by reference to Exhibit 10.18 (iii) to Registrant’s Form 10-Q for the quarter ended June 30, 2003. (Commission File No. 1-4879).

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

PART II. OTHER INFORMATION (Continued)

ITEM 6. EXHIBITS (Continued)

*10.18	(iv)	Extension of Retirement and Consulting Agreement with Robert W. Mahoney — incorporated by reference to Exhibit 10.18 (iv) to Registrant’s Form 10-Q for the quarter ended March 31, 2004. (Commission File No. 1-4879).

*10.18	(v)	Extension of Retirement and Consulting Agreement with Robert W. Mahoney.

10.20	(ii)	Amendment No. 1 to the Transfer and Administration Agreement by and among DCC Funding LLC, Diebold Credit Corporation, Diebold, Incorporated, Receivables Capital Corporation and Bank of America, National Association — incorporated by reference to Exhibit 10.20 (ii) on Registrant’s Form 10-Q for the quarter ended March 31, 2001. (Commission File No. 1-4879).

*10.21		Employment Agreement with Eric C. Evans — incorporated by reference to Exhibit 10.21 on Registrant’s Form 10-Q for the quarter ended March 31, 2004. (Commission File No. 1-4879).

*10.22		Form of Non-qualified Stock Option Agreement — incorporated by reference to Exhibit 10.1 on Registrant’s Form 8-K filed on February 16, 2005. (Commission File No. 1-4879).

*10.23		Form of Restricted Share Agreement — incorporated by reference to Exhibit 10.2 on Registrant’s Form 8-K filed on February 16, 2005. (Commission File No. 1-4879).

*10.24		Form of RSU Agreement — incorporated by reference to Exhibit 10.3 on Registrant’s Form 8-K filed on February 16, 2005. (Commission File No. 1-4879).

*10.25	(i)	Form of 2003-2005 Performance Share Agreement — incorporated by reference to Exhibit 10.4 on Registrant’s Form or 8-K filed on February 16, 2005. (Commission File No. 1-4879).

*10.25	(ii)	Form of 2004-2006 Performance Share Agreement — incorporated by reference to Exhibit 10.5 on Registrant’s Form 8-K filed on February 16, 2005. (Commission File No. 1-4879).

31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	*	Reflects management contract or other compensatory arrangement.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIEBOLD, INCORPORATED (Registrant)
Date : May 5, 2005	By:	/s/ Walden W. O’Dell Walden W. O’Dell Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Date : May 5, 2005	By:	/s/ Gregory T. Geswein Gregory T. Geswein Senior Vice President and Chief Financial Officer (Principal Financial Officer)

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

INDEX TO EXHIBITS

EXHIBIT NO.
10.18 (v)	Extension of Retirement and Consulting Agreement with Robert W. Mahoney.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.