Form 10-K/A
period 2004-12-31
DIEBOLD INC
filed 2005-08-12
CIK 28823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K/A
(Amendment No. 2)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to

Commission file number 1-4879
DIEBOLD, INCORPORATED
(Exact name of Registrant as specified in its charter)

Ohio	34-0183970

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

5995 Mayfair Road, P.O. Box 3077, North Canton, Ohio	44720-8077

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (330) 490-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Shares $1.25 Par Value	Name of each exchange on which registered: New York Stock Exchange

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
     Yes  Ö No
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
     Yes [Ö] No [ ]
State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2004, the last business day of the Registrant’s most recently completed second fiscal quarter. The aggregate market value was computed by using the closing price on the New York Stock Exchange on June 30, 2004 of $52.87 per share.

Common Shares, Par Value $1.25 per Share	$3,736,909,757
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class Common Shares $1.25 Par Value	Outstanding at February 25, 2005 71,702,456 Shares

EXPLANATORY NOTE
(Dollars in thousands)
The Consolidated Financial Statements have been restated in order to reflect certain adjustments to the company’s financial statements previously reported on Form 10-K for the annual period ended December 31, 2004 to amend and restate financial statements and other financial information for the years 2004, 2003 and 2002 and financial information for the year 2001 and 2000, and for each of the quarters in the year 2004 and 2003 with respect to a reconciliation issue in its North America sales commission accrual account. All amounts are before tax unless otherwise noted. A detailed analysis of this reconciliation has been performed and the company has determined that the commission account was under-accrued by approximately $13,200 at December 31, 2004 and approximately $11,400 at March 31, 2005. First quarter 2005 commission expense was overstated by approximately $1,800. Commission expense was understated by approximately $300, $2,700 and $1,500 in 2004, 2003 and 2002, respectively. The remaining approximately $8,700 understatement of commission expense was related to periods prior to fiscal year 2002.
This amendment No. 2 to the Diebold, Incorporated Annual Report on Form 10-K for the year ended December 31, 2004 (the “Form 10-K/A”) includes restated Consolidated Financial Statements as of December 31, 2004 and for each year of the three year period then ended. The accompanying restated Consolidated Financial Statements, including the notes thereto, have been revised to reflect restatement adjustments.
The following table summarizes the restatement effects on the company’s Consolidated Balance Sheets and Consolidated Statements of Income as of December 31, 2004 and 2003 and the years ended 2004, 2003 and 2002, and for each of the quarters in the years 2004 and 2003.

	2004	2003
Effect on Consolidated Balance Sheets	Increase/(Decrease)	Increase/(Decrease)
Estimated income taxes	$(1,642)	$(1,548)
Other current liabilities	13,209	12,955
Total current liabilities	11,567	11,407
Retained earnings	(11,567)	(11,407)

	2004	2003	2002
Effect on Consolidated Statements of Income	Increase/(Decrease)	Increase/(Decrease)	Increase/(Decrease)
Service cost of sales	$643	$(177)	$1,236
Gross profit	(643)	177	(1,236)
Selling and administrative expense	(389)	2,860	263
Operating profit	(254)	(2,683)	(1,499)
Income before taxes	(254)	(2,683)	(1,499)
Taxes on income	(94)	(993)	(555)
Net income	(160)	(1,690)	(944)

Earnings per share:
Basic	$—	$(0.02)	$(0.02)
Diluted	(0.01)	(0.03)	(0.01)

	First quarter	Second Quarter	Third Quarter	Fourth Quarter
Effect on 2004 Quarterly Information	Increase/(Decrease)	Increase/(Decrease)	Increase/(Decrease)	Increase/(Decrease)
(Unaudited)
Balance Sheets
Other current liabilities	$11,454	$11,494	$11,535	$11,567
Retained earnings	(11,454)	(11,494)	(11,535)	(11,567)

Income Statements
Service cost of sales	$148	$152	$165	$178
Gross profit	(148)	(152)	(165)	(178)
Selling and administrative expense	(73)	(89)	(100)	(127)
Operating profit	(75)	(63)	(65)	(51)
Income before taxes	(75)	(63)	(65)	(51)
Taxes on income	(28)	(23)	(24)	(19)
Net income	(47)	(40)	(41)	(32)

Earnings per share:
Basic	$—	$(0.01)	$(0.01)	$—
Diluted	$—	$—	$—	$—

	First quarter	Second Quarter	Third Quarter	Fourth Quarter
Effect on 2003 Quarterly Information	Increase/(Decrease)	Increase/(Decrease)	Increase/(Decrease)	Increase/(Decrease)
(Unaudited)
Balance Sheets
Other current liabilities	$9,982	$10,329	$10,816	$11,407
Retained earnings	(9,982)	(10,329)	(10,816)	(11,407)

Income Statements
Service cost of sales	$(40)	$(44)	$(45)	$(48)
Gross profit	40	44	45	48
Selling and administrative expense	461	595	818	986
Operating profit	(421)	(551)	(773)	(938)
Income before taxes	(421)	(551)	(773)	(938)
Taxes on income	(156)	(204)	(286)	(347)
Net income	(265)	(347)	(487)	(591)

Earnings per share:
Basic	$—	$—	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)
The restatement had no effect on net cash provided by operating activities as the change in net income for the restated periods presented was offset entirely by the change in certain other assets and liabilities for the same periods.
Refer to Note 1(a), “Restatement”, to the Consolidated Financial Statements for further information on the restatement impact for each of the years ended December 31, 2004, 2003 and 2002 and the quarterly periods in 2004 and 2003, including discussion on the nature of the restatement adjustments. All referenced amounts in this Form 10-K/A for prior periods and prior period comparisons reflect the balances and amounts on a restated basis, as applicable.
This Form 10-K/A amends and restates in their entirety the “Documents Incorporated by Reference” section, Item 1 of Part I, Items 6, 7, 8 and 9A of Part II and Item 15 of Part IV of the original Form 10-K filed with the SEC on March 8, 2005, as amended by amendment No. 1 on Form 10-K/A filed with the SEC on April 25, 2005, and no other information included in the original 10-K, as amended, is amended hereby.
This Amendment No. 2 continues to speak as of the date of the filing of the original Form 10-K, as amended, and the company has not updated the disclosures contained herein to reflect any events that occurred at a later date.
DOCUMENTS INCORPORATED BY REFERENCE
Listed hereunder are the documents, portions of which are incorporated by reference, and the parts of this Form 10-K into which such portions are incorporated:

(1)	Diebold, Incorporated Proxy Statement for 2005 Annual Meeting of Shareholders held April 28, 2005, portions of which are incorporated by reference into Part III of this Form 10-K.
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
Additional information regarding developments in the company’s business can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this Form 10-K/A.

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
Segment financial information can be found in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Form 10-K/A.
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
As a result of these challenges, and because 2004 was a presidential election year, the company believes that prospective purchases of voting equipment and services by certain government entities were delayed in 2004 because they did not want to introduce a new voting solution in a presidential election year and also wanted to see how successful electronic voting was in states that had already implemented it. The delay in orders resulted in higher inventory levels of approximately $32 million and lower voting sales in the range of approximately $65 million to $75 million in 2004. As a result of the positive performance of the company’s voting equipment, as well as the performance of electronic voting systems in general, in the past presidential election and the Help America Vote Act (HAVA) requirement that jurisdictions must have HAVA-compliant equipment installed by January 1, 2006, the company expects to recover a significant portion of the delayed sales in 2005, as well as participate in new jurisdiction decisions to purchase voting equipment in 2005. Despite these expectations, future delays or increase in the costs of providing products and services may be encountered as a result of possible future challenges, changes in the laws and changes to product specifications, any of which may adversely affect the company’s election systems sales.
The total number of employees employed by the company at December 31, 2004 was 14,376 compared with 13,401 at the end of the preceding year. Diebold’s service staff is one of the financial industry’s largest, with professionals in more than 600 locations worldwide.
Additional information regarding the company’s sales, results of operations, liquidity and capital resources is discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this form 10-K/A.

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
Additional information regarding the company’s international operations is included in Note 16 to the Consolidated Financial Statements contained in Item 8 of Part II of this Form 10-K/A.
PART II.
ITEM 6.SELECTED FINANCIAL DATA.
(Dollars in thousands, except per share amounts)

	2004	2003	2002	2001	2000
Net sales	$2,380,910	$2,109,673	$1,940,163	$1,760,297	$1,743,608
Net income (restated)	183,797	173,086	98,210	67,448	137,035
Basic earnings per share (restated)	2.55	2.39	1.36	0.94	1.92
Diluted earnings per share (restated)	2.53	2.37	1.36	0.94	1.92
Total assets	2,135,552	1,900,502	1,625,081	1,621,083	1,585,427
Other long-term liabilities (Note A)	31,324	47,617	36,475	20,800	20,800
Cash dividends paid per common share	0.74	0.68	0.66	0.64	0.62

Note A —	Included in other long-term liabilities are bonds payable. In addition to bonds payable, 2004, 2003 and 2002 other long-term liabilities include a financing agreement to purchase an Oracle global information technology platform.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
(Dollars in thousands, except share and per share amounts)
Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in this Item 7 has been restated to reflect certain adjustments to the company’s Consolidated Financial Statements previously reported in the Annual Report on Form 10-K for the year ended December 31, 2004 . Refer to Note 1(a), “Restatement”, to the Consolidated Financial Statements for further information on the restatement.
OVERVIEW
The table below presents the changes in comparative financial data from 2002 to 2004. Comments on significant year-to-year fluctuations follow the table. The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this document.

	2004 (restated)			2003 (restated)			2002 (restated)
		Percentage	Percentage		Percentage	Percentage		Percentage
		of Net	Increase		of Net	Increase		of Net
	Amount	Sales	(Decrease)	Amount	Sales	(Decrease)	Amount	Sales
Net sales
Products	$1,170,492	49.2	14.6	$1,021,386	48.4	11.1	$919,127	47.4
Services	1,210,418	50.8	11.2	1,088,287	51.6	6.6	1,021,036	52.6

	2,380,910	100.0	12.9	2,109,673	100.0	8.7	1,940,163	100.0

Cost of sales
Products	796,721	68.1	17.2	679,864	66.6	9.8	618,999	67.4
Services	906,448	74.9	12.8	803,936	73.9	8.2	743,202	72.8

	1,703,169	71.5	14.8	1,483,800	70.3	8.9	1,362,201	70.2

Gross profit	677,741	28.5	8.3	625,873	29.7	8.3	577,962	29.8
Selling and administrative expense	341,006	14.3	9.7	310,846	14.7	10.0	282,648	14.6
Research, development and engineering expense	60,015	2.5	(0.6)	60,353	2.9	5.0	57,490	3.0

	401,021	16.8	8.0	371,199	17.6	9.1	340,138	17.5

Operating profit	276,720	11.6	8.7	254,674	12.1	7.1	237,824	12.3
Other income (expense) net	(313)	0.0	(104.3)	7,213	0.4	147.7	(15,118)	(0.8)
Minority interest	(7,718)	(0.3)	2.3	(7,547)	(0.4)	33.5	(5,654)	(0.3)

Income before taxes	268,689	11.3	5.6	254,340	12.1	17.2	217,052	11.2
Taxes on income	84,892	3.6	4.5	81,254	3.9	(5.2)	85,695	4.4

Income before cumulative effect of a change in accounting principle	183,797	7.7	6.2	173,086	8.2	31.8	131,357	6.8
Cumulative effect of a change in accounting principle, net of tax	—	—	—	—	—	—	33,147	1.7

Net income	$183,797	7.7	6.2	$173,086	8.2	76.2	$98,210	5.1

Over 145 years ago, Diebold went into the business of making strong, reliable safes. Diebold, Incorporated has a long tradition of safeguarding assets and protecting investments. Today, the company is a global leader in providing integrated self-service delivery systems, security and services to customers within the financial, government, education and retail sectors. In 2003, the company introduced Opteva, a new ATM line within the financial self-service market that provides a higher level of security, convenience and reliability. The new line is powered by Agilis, which is a software platform for financial self-service equipment that was developed by the company in 2002. The combination of Opteva and Agilis provides the ability for financial institutions to customize solutions to meet their consumers’ demands and positively affect equipment performance, while providing a safer ATM. The Agilis software platform gives customers the ability to run the same software across their entire network, which helps contain costs and improve financial self-service equipment availability. The new award-winning generation of financial self-service solutions was developed to deter or discourage ATM fraud. Security features were engineered into the design, including consumer awareness mirrors to discourage shoulder surfing and provide consumers with increased security during ATM transactions. Opteva also includes PIN-pad positioning that helps maintain consumer security, a recessed fascia design, card reader technology, with a jitter mechanism, an optional ink-dye system and an envelope depository that is designed to resist trapping. The company’s software includes the industry’s most advanced ATM protection against viruses, worms and other cyber security threats. Diebold is the only vendor to protect ATMs from threats even before patches are developed and made available. The company established its own Global Security Task Force to collect, analyze, clarify and disseminate news and information about ATM fraud and security. The group includes associates from various departments around the world. These associates work to reduce fraud and to improve security for the industry.
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
As a result of these challenges, and because 2004 was a presidential election year, the company believes that prospective purchases of voting equipment and services by certain government entities were delayed in 2004. Those entities did not want to introduce a new voting solution in a presidential election year and also wanted to see how successful electronic voting was in states that had already implemented the technology. The delay in orders resulted in higher inventory levels of approximately $32 million and lower voting sales in the range of approximately $65 million to $75 million in 2004. As a result of the positive performance of the company’s voting equipment, as well as the performance of electronic voting systems in general, in the past presidential election and the Help America Vote Act (HAVA) requirement that jurisdictions must have HAVA-compliant equipment installed by January 1, 2006, the company expects to recover a significant portion of the delayed sales in 2005, as well as participate in new jurisdiction decisions to purchase voting equipment in 2005. Despite these expectations, future delays or increase in the costs of providing products and services may be encountered as a result of possible future challenges, changes in the laws and changes to product specifications, any of which may adversely affect the company’s election systems sales.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The consolidated financial statements of the company are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Management of the company uses all available information, including historical, to make these estimates and assumptions. Actual amounts could differ from these estimates and different amounts could be reported using different assumptions and estimates.
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

Revenue Recognition
The company’s product revenue consists of sales of ATMs, networking software, servers, electronic security products and voting machines. Service revenue consists of sales of service contracts, installation revenue, maintenance revenue and consultation revenue of bank branch design and security system design. Revenue is recognized only after the earnings process is complete. For product sales, the company determines that the earnings process is complete when the customer has assumed risk of loss of the goods sold and all performance requirements are substantially complete. Election systems revenue is primarily generated through sales contracts consisting of multiple deliverable elements and custom terms and conditions. Each contract is analyzed based on the multiple elements included within the contract. The company determines fair value of deliverables within a multiple element arrangement based on the prices charged when each element is sold separately. Some contracts may contain discounts and, as such, revenue is recognized using the residual value method of allocation of revenue to the product and service components of contracts. For service sales, the earnings process is considered complete once the service has been performed or earned.
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
Inventories
Domestic inventories are valued at the lower of cost or market applied on a first-in, first-out (FIFO) basis, and international inventories are valued using the average cost method, which approximates FIFO. At each reporting period, the company identifies and writes down its excess and obsolete inventory to its net realizable value based on forecasted usage, orders and inventory aging. With the development of new products, the company also rationalizes its product offerings and will write down discontinued product to the lower of cost or net realizable value.
Goodwill
Effective January 1, 2002, the company tests all existing goodwill at least annually for impairment using the fair value approach on a “reporting unit” basis in accordance with Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets. The company’s reporting units are defined as Domestic and Canada, Brazil, Latin America, Asia Pacific, Europe, Middle East and Africa (EMEA) and Election Systems. The company uses the discounted cash flow method for determining the fair value of its reporting units. As required by SFAS 142, the determination of implied fair value of the goodwill for a particular reporting unit is the excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities in the same manner as the allocation in a business combination. Implied fair value goodwill is determined as the excess of the fair value of the reporting unit over the fair value of its assets and liabilities. The company’s fair value model uses inputs such as estimated future segment performance. The company uses the most current information available and performs the annual impairment analysis during the fourth quarter each year. However, actual circumstances could differ significantly from assumptions and estimates made and could result in future goodwill impairment.
Pensions and Postretirement Benefits
Annual net periodic expense and benefit liabilities under the company’s defined benefit plans are determined on an actuarial basis. Assumptions used in the actuarial calculations have a significant impact on plan obligations and expense. Annually, management and the investment committee of the Board of Directors review the actual experience compared with the more significant assumptions used and makes adjustments to the assumptions, if warranted. The healthcare trend rates are reviewed with the actuaries based upon the results of their review of claims experience. The expected long-term rate of return on plan assets is determined using the plans’ current asset allocation and their expected rates of return based on a geometric averaging over 20 years. The discount rate is determined by analyzing the average return of high-quality (i.e., AA-rated or better) fixed-income investments and the year-over-year comparison of certain widely used benchmark indices as of the measurement date. The rate of compensation increase assumptions reflects the company’s long-term actual experience and future and near-term outlook. Pension benefits are funded through deposits with trustees. The market-related value of plan assets is calculated under an adjusted market value method. The value is determined by adjusting the fair value of assets to reflect the investment gains and losses (i.e., the difference between the actual investment return and the expected investment return on the market-related value of assets) during each of the last five years at the rate of 20 percent per year. Postretirement benefits are not funded and the company’s policy is to pay these benefits as they become due.
The following table highlights the sensitivity of our pension obligations and expense to changes in the healthcare cost trend rate:

	One-Percentage-Point	One-Percentage-Point
	Increase	Decrease
Effect on total of service and interest cost	$86	$(77)
Effect on postretirement benefit obligation	1,424	(1,273)
Amortization of unrecognized net gain or loss resulting from experience different from that assumed and from changes in assumptions (excluding asset gains and losses not yet reflected in market-related value) is included as a component of net periodic benefit cost for a year if, as of the beginning of the year, that unrecognized net gain or loss exceeds 5 percent of the greater of the projected benefit obligation or the market-related value of plan assets. If amortization is required, the amortization is that excess divided by the average remaining service period of participating employees expected to receive benefits under the plan.

Certain accounting guidance, including the guidance applicable to pensions, does not require immediate recognition of the effects of a deviation between actual and assumed experience or the revision of an estimate. This approach allows the favorable and unfavorable effects that fall within an acceptable range to be netted. Although this netting occurs outside the basic financial statements, the net amount is disclosed as an unrecognized gain or loss in Note 11 to the Consolidated Financial Statements.
Based on the above assumptions, the company expects pension expense to increase by $3,836 in 2005, increasing from $4,664 in 2004 to approximately $8,500 in 2005. Changes in any of the aforementioned assumptions could result in changes in the related retirement benefit cost and obligation. The company’s qualified pension plans remain adequately funded, and the company is not required to make any additional contributions in 2005. Pension expense excludes retiree medical expense, which is also included in operating expenses and was approximately $1,400 and $1,800 in 2004 and 2003, respectively.
LIQUIDITY AND CAPITAL RESOURCES
Capital resources are obtained from income retained in the business, borrowings under the company’s committed and uncommitted credit facilities, long-term industrial revenue bonds, and operating and capital leasing arrangements. Refer to Notes 7 and 8 to the Consolidated Financial Statements regarding information on outstanding and available credit facilities and bonds. Refer to the table below for the company’s future commitments relating to operating lease agreements. Management expects that cash provided from operations, available credit, long-term debt and the use of operating leases will be sufficient to finance planned working capital needs, investments in facilities or equipment, and the purchase of company stock. Part of the company’s growth strategy is to pursue strategic acquisitions. The company has made acquisitions in the past and intends to make acquisitions in the future. The company intends to finance any future acquisitions with either cash provided from operations, borrowings under available credit facilities, proceeds from debt or equity offerings and/or the issuance of common shares.
During 2004, the company generated $232,648 in cash from operating activities, an increase of $29,137, or 14.3 percent from 2003. Cash flows from operating activities are generated primarily from operating income and controlling the components of working capital. Along with the increase in operating income, 2004 cash flows from operations were positively affected by the $2,293 decrease in accounts receivable compared with an increase of $128,929 in 2003. Total sales increased by $271,237 in 2004 versus 2003, while days sales outstanding (DSO) improved 10 days over the same time period. DSO was 63 days at December 31, 2004 compared with 73 days at December 31, 2003. The improvement in DSO was due to a new “order-to-cash” process implemented during 2004. This order-to-cash process enabled a faster turnaround time in the collection of payments, resulting in a reduction of past due receivables by 49.0 percent and a reduction of write-offs by 56.0 percent. Included in the December 31, 2004 trade receivables were amounts due from San Diego and San Joaquin counties in California totaling approximately $32,000 related to the election systems business. The company anticipates collection of these receivables in the fourth quarter of 2005. The increase in inventories negatively affected cash flows from operations by $52,430 in 2004 as compared to an increase of $10,541 in 2003. The increase in inventories was due to the impact of transitioning to the new Opteva product solution and the phaseout of legacy products, as well as anticipated strong first quarter 2005 orders. The increase in demand was due to the success of the Opteva product line. In addition, the change in certain other assets and liabilities negatively affected cash flows from operations by $23,123 (as restated) as compared with a positive impact of $55,866 (as restated) in 2003. The change was primarily the result of a decrease in estimated income taxes payable due to the timing of tax payments, which negatively impacted cash flow by $31,876 in 2004 compared to a positive impact of $37,375 in 2003.
The company used $184,312 for investing activities in 2004, an increase of $78,403 or 74.0 percent over 2003. The increase over the prior year was the result of higher acquisition investments, which increased by $51,613, moving from $10,611 in 2003 to $62,224 in 2004. The company’s acquisitions in 2004 were in operations in the security market within the United States. In addition to increased acquisition activity, the company had a net increase in investment purchases of $27,739 as compared with net cash proceeds of $25,665 in 2003.
The company used $37,571 for financing activities in 2004, a decrease of $52,141 or 58.1 percent over 2003. The overall decrease in 2004 was primarily due to increased net notes payable borrowings of $79,688 in 2004 as compared with net repayments of $54,829 in 2003. The positive impact of the change in notes payable borrowings was offset by an increase in stock repurchases of $71,897 in 2004 as compared with $2,739 in 2003. In addition, the company paid cash dividends of $53,240 in 2004, an increase of $3,998 or 8.1 percent versus 2003.
The following table summarizes the company’s approximate obligations and commitments to make future payments under contractual obligations as of December 31, 2004:

		Payment due by period
		Less than 1			More than 5
	Total	year	1-3 years	3-5 years	years
Operating lease obligations	$185,114	$53,046	$76,436	$39,287	$16,345
Industrial development revenue bonds	13,300	—	—	—	13,300
Financing arrangement	11,381	4,357	7,024	—	—
Notes payable	289,510	289,510	—	—	—

	$499,305	$346,913	$83,460	$39,287	$29,645

RESULTS OF OPERATIONS
2004 Comparison with 2003
Net Sales
Net sales for 2004 totaled $2,380,910 and were $271,237 or 12.9 percent higher than net sales for 2003. In 2004, the company achieved growth in all sales categories, except election systems. Financial self-service product revenue increased by $132,751 or 19.5 percent over 2003, due to the continued favorable customer response to the Opteva financial self-service product line in the Americas and Asia-Pacific and the positive currency effects in EMEA of $25,273 and Brazil of $9,556. Opteva orders increased $252,463 in 2004 as compared with 2003. Security product revenue increased by $35,780 or 14.1 percent over 2003, which was attributable to increases in the retail, government and financial security markets as a result of growth in the market, complemented by growth resulting from strategic acquisitions and increased market share. Total service revenue for financial self-service and security solutions increased $112,856 or 10.5 percent over 2003 as the company continued to expand its service customer base through increased market share and acquisitions. In 2005, the company expects the net sales growth trends to continue for both financial self-service and security solutions. Financial self-service revenue will benefit from continued customer acceptance of the Opteva product line. In order to sell Opteva products to banks in Western Europe, each bank must certify the product for use on its network. The company anticipates in 2005 increased certifications of Opteva from banks in Western Europe. Security solutions revenue will benefit from an expansion of security product offerings and a strong presence within the security markets.
Election systems net sales of $90,032 decreased by $10,150 or 10.1 percent over 2003 and partially offset the increases in financial self-service and security solutions net sales noted above. The decrease in election systems sales is due to the challenges discussed earlier and because 2004 was a presidential election year, the company believes that prospective purchases of voting equipment and services by certain government entities was delayed in 2004. Those entities did not want to introduce a new voting solution in a presidential election year and also wanted to see how successful electronic voting was in states that had already implemented the technology.
Gross Profit
Gross profit for 2004 totaled $677,741 (as restated), and was $51,868 or 8.3 percent higher than gross profit (as restated) in 2003. Product gross margin was 31.9 percent in 2004 compared with 33.4 percent in 2003. Product margins in the United States, excluding election systems, improved slightly while international product margins declined adversely affecting overall product margins by 1.5 percent. The decline in international product margins was due to significant margin weakness in Europe as a result of pricing pressure in that market. Some pricing pressures were also experienced in Latin America and Asia Pacific, but significantly less than in the European market. In order to compensate for margin weaknesses in Europe, the company plans in 2005 to realign production capacity and streamline its operations and infrastructure in Western Europe. The company anticipates restructuring charges in the range of $.08 to $.11 in 2005 as a result of these actions in Europe. Additionally, in 2005, the company expects increased demand for Opteva products, which carry a higher margin, will help offset the negative effects of pricing pressures to gross margin. The election systems business adversely affected product margins by 0.4 percentage points as a result of lower revenue on fixed costs. Service gross margin in 2004 decreased to 25.1 percent (as restated) compared with 26.1 percent (as restated) in 2003. This decline was a result of continued pricing pressures and increased fuel costs. In the United States, service margins improved slightly as the company was able to more than offset the increase in fuel costs with the efficiencies gained from field automation initiatives.
Operating Expenses
Total operating expenses as a percentage of net sales improved significantly, moving from 17.6 percent (as restated) in 2003 to 16.8 percent (as restated) in 2004. The improved leveraging of selling, general and administrative expenses was achieved due to aggressive cost controls on personnel costs, despite the adverse impact of approximately $3,000 in legal and other expenses related to concluding the civil action in the state of California. The aggressive controls on personnel costs included strictly limiting the rate of replacement and new hires, limiting base compensation increases and implementing a corporatewide efficiency program. In addition, the company was able to hold research and development costs flat because of the benefit from ongoing product rationalization created by the Opteva rollout.
Other Income (Expense)
Investment income in 2004 decreased $697 or 5.4 percent compared with 2003 investment income, due to a smaller investment portfolio in 2004. The average investment portfolio decreased by $15,260 compared with 2003. Interest expense in 2004 increased $1,306 or 14.0 percent compared with 2003 due to higher borrowing levels in 2004. Miscellaneous, net changed by $5,523 or 154.8 percent moving from an income position of $3,568 in 2003 to an expense position of $1,955 in 2004. The change in miscellaneous, net was a result of approximately $2,700 in legal and other expenses incurred in 2004 related to concluding the civil action in the state of California as well as a 2003 gain of approximately $3,400 from the early buyout of leased ATM equipment which did not reoccur in 2004.
Taxes on Income
The effective tax rate was 31.6 percent (as restated) in 2004 as compared with 32.0 percent (as restated) in 2003. The details of the reconciliation between the U.S. statutory rate and the company’s effective tax rate are included in Note 13 to the Consolidated Financial Statements.

Net Income
Net income for 2004 was $183,797 (as restated) and increased $10,711 or 6.2 percent over net income (as restated) for 2003. The increase in net income was due to strong revenue performance accompanied with aggressive operating cost controls and a lower effective tax rate; partially offset by lower gross margins and higher other expenses.
Segment Revenue and Operating Profit Summary
Diebold North America (DNA) 2004 net sales of $1,423,625 increased $166,726 or 13.3 percent over 2003 net sales of $1,256,899. The increase in DNA net sales was due to increased product and service revenue from gains in market share for both security and financial-self service and the successful introduction of the Opteva product line. Diebold International (DI) 2004 net sales of $867,253 increased by $114,661 or 15.2 percent compared with 2003 net sales of $752,592. The increase in DI net sales was primarily attributed to strong Asia-Pacific revenue growth of $54,744 or 30.7 percent, led by China and India. Also, DI growth was due to higher revenue in Brazil and positive currency impact in EMEA. The Opteva product was certified for use in Asia-Pacific during 2004, leading to increased customer orders. The Opteva product is expected to receive key customer certifications in Europe in early 2005. Election Systems (ES) 2004 net sales of $90,032 decreased by $10,150 or 10.1 percent compared with 2003 net sales of $100,182 due to challenges and opportunities in responding to customer needs within the election systems market discussed previously.
DNA operating profit (as restated) in 2004 increased by $44,755 or 25.0 percent compared with 2003 operating profit (as restated) due to increased sales and efficiencies gained from various internal cost control initiatives discussed previously. DI operating profit in 2004 decreased by $8,877 or 12.7 percent compared with 2003. This decrease was due to reduced profitability in EMEA, as a result of increased pricing pressure that resulted in lower operating profit margins. ES operating profits declined from $6,119 in 2003 to a loss of $7,713 in 2004. The $13,832 or 226.1 percent decrease in ES operating profit was a result of lower revenue as well as product recertification, legal and other expenses related to concluding the civil action in the state of California.
Refer to Note 16 to the Consolidated Financial Statements for further details of segment revenue and operating profit.
2003 Comparison with 2002
Net Sales
Net sales for 2003 totaled $2,109,673 and were $169,510 or 8.7 percent higher than net sales for 2002. The company realized increases in 2003 within both the financial self-service and security product and service categories compared with 2002 results. Financial self-service product revenue increased by $64,713 or 10.5 percent over 2002, primarily due to the introduction of the new Opteva financial self-service product line and the positive currency effects in EMEA and Brazil. Strong customer acceptance of the new Opteva product line during 2003 helped the company gain global market share during the year. Security product revenue increased by $55,478 or 28.1 percent over 2002, which was attributed to increases in the retail, government and financial security markets as a result of growth in the market, increased market share and the addition of several strategic acquisitions during 2003. Total service revenue for financial self-service and security solutions increased $60,141 or 5.9 percent over 2002 as the company continued to expand its service customer base.
Election systems net sales of $100,182 decreased by $10,822 or 9.7 percent over 2002 and partially offset the increases in financial self-service net sales noted above. Diebold Election Systems, Inc. (DESI) remained the leader in the election systems market despite the fact that 2003 orders were slower than anticipated. The election systems market continued to evolve. Funding is being provided by the federal government and utilized by the states; however, the guidelines and rules governing the election software and hardware had not yet been fully established. As a result, various states and industry experts were interpreting the election requirements differently.
Gross Profit
Gross profit for 2003 totaled $625,873 (as restated), and was $47,911 or 8.3 percent higher than gross profit (as restated) in 2002. Product gross margin was 33.4 percent in 2003 compared with 32.7 percent in 2002. Improved international financial self-service and election systems gross margins helped drive the improvement in total product gross margins. Service gross margin in 2003 decreased to 26.1 percent (as restated) compared with 27.2 percent (as restated) in 2002. Increased pricing pressure in North America and Europe as well as a higher mix of installation revenue, which carries lower margins, has contributed to the decrease in service gross margin.
Operating Expenses
Total operating expenses (as restated) were 17.6 percent of net sales, which was consistent with 2002 operating expenses (as restated). The improved leveraging of operating expenses was achieved due to aggressive cost controls on personnel costs, offset by the adverse impact of $5,324 from higher pension expense.
Other Income (Expense)
Investment income in 2003 increased $4,433 or 51.8 percent compared with 2002 investment income, due to net gains realized from sales and maturities of investments in 2003. Interest expense in 2003 decreased $17,328 or 65.0 percent compared with 2002. The decrease in interest expense was primarily due to the $14,972 interest expense charge resulting from the 2002 settlement of the IRS dispute regarding the deductibility of interest on debt related to COLI. Refer to Note 13 to the Consolidated Financial Statements for further details of the COLI settlement. In addition, the decrease in overall borrowing levels and interest rates also favorably affected interest expense year over year.

Taxes on Income
The effective tax rate was 32.0 percent (as restated) in 2003 as compared with 39.5 percent (as restated) in 2002. The higher tax rate in 2002 was a direct result of the COLI settlement, which represented 7.5 percent of the 2002 effective tax rate. The details of the reconciliation between the U.S. statutory rate and the company’s effective tax rate are included in Note 13 to the Consolidated Financial Statements.
Net Income
Net income for 2003 was $173,086 (as restated) and increased $74,876 or 76.2 percent over net income (as restated) for 2002. Included in net income for 2002 were the impact of the goodwill write-off of $33,147, net of tax, which was recorded as a cumulative effect of a change in accounting principle, and the effect of the COLI settlement of $26,494, net of tax. Refer to Note 13 to the Consolidated Financial Statements for further details of the COLI settlement.
Segment Revenue and Operating Profit Summary
DNA 2003 net sales of $1,256,899 increased $132,017 or 11.7 percent over 2002 net sales of $1,124,882. The increase in DNA net sales was due to increased product and service revenue from gains in market share and the successful introduction of the Opteva financial self-service product line. DI 2003 net sales of $752,592 increased by $48,315 or 6.9 percent compared with 2002 net sales of $704,277. The increase in DI net sales was primarily attributed to strong Asia-Pacific revenue growth of $37,262 or 26.5 percent, and higher revenue from EMEA of $37,873 or 13.4 percent (all of which was due to positive currency impact). These gains were partially offset by a decrease in Latin America. ES 2003 net sales of $100,182 decreased by $10,822 or 9.7 percent compared with 2002 net sales of $111,004 due to election systems orders that were slower than expected.
DNA operating profit (as restated) in 2003 increased by $8,870 or 5.2 percent compared with 2002 operating profit (as restated). The increase was primarily due to increased sales and efficiencies gained from various internal cost control initiatives, which was partially offset by higher pension costs in 2003. DI operating profit in 2003 increased by $9,654 or 16.1 percent compared with 2002. The increase was primarily due to gains in Asia-Pacific. The $1,674 or 21.5 percent decrease in ES operating profit was a result of lower sales to absorb fixed costs.
Refer to Note 16 to the Consolidated Financial Statements for further details of segment revenue and operating profit.
RECENT ACCOUNTING PRONOUNCEMENTS
In May 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position FAS No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act), which supercedes FSP FAS No. 106-1, to provide guidance on accounting for the effects of the Act. The Act introduces a prescription drug benefit under Medicare Part D, as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The FSP provides guidance on measuring the accumulated postretirement benefit obligation (APBO) and net periodic postretirement benefit cost, and the effects of the Act on the APBO. In addition, the FSP addresses accounting for plan amendments and requires certain disclosures about the Act and its effects on the financial statements. This FSP is effective for the first interim or annual period beginning after June 15, 2004 for public entities, however; the company elected earlier application. Refer to the required measurements and disclosures in Note 11 to the Consolidated Financial Statements.
In November 2004, the FASB issued SFAS No. 151, Inventory Costs, which is an amendment of Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing. This statement clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges. The provisions of this statement are effective for inventory costs incurred during the fiscal year beginning after June 15, 2005 and are applied on a prospective basis. The company, however, has elected to early adopt the statement as of January 1, 2005, because the company’s policies are already consistent with SFAS No. 151 related to such inventory costs. As such, adoption of the standard will not affect the Consolidated Financial Statements.
In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Also, SFAS No. 123(R) provides significant additional guidance regarding the valuation of employee stock options. While SFAS No. 123(R) does not require the use of a specific option-pricing model, it does indicate that lattice models usually will provide a better estimate of fair value of an employee stock option. The company currently prepares the pro forma disclosures required under SFAS No. 123 using the Black-Scholes option-pricing model.

SFAS No. 123(R) must be adopted effective January 1, 2006. Early adoption is permitted in periods in which financial statements have not yet been issued. The company intends to adopt SFAS No. 123(R) in the first quarter of 2006 using the modified-prospective method. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:
•	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

•	A “modified retrospective” method that includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures of either (a) all prior periods presented or (b) prior interim periods of the year of adoption.
As permitted by SFAS No. 123, the company currently accounts for share-based payments to employees using the APB Opinion No. 25 intrinsic-value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of the SFAS No. 123(R) fair value method will affect the company’s results of operations. The impact of adoption of SFAS No. 123(R) on 2005 net income and earnings per share has not yet been determined. However, had the company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to the Consolidated Financial Statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Consolidated Balance Sheets
At December 31,
(In thousands, except share and per share amounts)

	2004 (restated)	2003 (restated)
ASSETS
Current assets
Cash and cash equivalents	$184,045	$169,951
Short-term investments	31,654	6,150
Trade receivables less allowances of $10,176 for 2004 and $8,713 for 2003	583,658	558,161
Inventories	322,293	262,039
Deferred income taxes	32,101	42,441
Prepaid expenses	22,892	15,780
Other current assets	57,989	50,637

Total current assets	1,234,632	1,105,159

Securities and other investments	52,248	47,386
Property, plant and equipment, at cost	614,114	547,858
Less accumulated depreciation and amortization	346,024	294,703

	268,090	253,155

Deferred income taxes	—	7,024
Goodwill	412,625	331,646
Other assets	167,957	156,132

	$2,135,552	$1,900,502

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$289,510	$190,172
Accounts payable	140,324	115,133
Estimated income taxes	14,781	46,751
Deferred income	92,862	87,881
Other current liabilities	202,713	179,281

Total current liabilities	740,190	619,218

Pensions and other benefits	41,109	37,815
Postretirement and other benefits	36,910	38,668
Deferred income taxes	11,579	—
Other long-term liabilities	31,324	47,617
Minority interest	25,532	20,353
Shareholders’ equity
Preferred shares, no par value, authorized 1,000,000 shares, none issued	—	—
Common shares, par value $1.25,
Authorized 125,000,000 shares, issued 74,233,384 and 73,795,416 shares, respectively outstanding 71,592,293 and 72,649,795 shares, respectively	92,792	92,244
Additional capital	179,259	159,610
Retained earnings	1,101,492	970,935
Treasury shares, at cost (2,641,091 and 1,145,621 shares, respectively)	(113,687)	(42,562)
Accumulated other comprehensive loss	(10,738)	(43,055)
Other	(210)	(341)

Total shareholders’ equity	1,248,908	1,136,831

	$2,135,552	$1,900,502

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Income
Years Ended December 31,
(In thousands, except per share amounts)

	2004	2003	2002
	(restated)	(restated)	(restated)

Net sales
Products	$1,170,492	$1,021,386	$919,127
Services	1,210,418	1,088,287	1,021,036

	2,380,910	2,109,673	1,940,163

Cost of sales
Products	796,721	679,864	618,999
Services	906,448	803,936	743,202

	1,703,169	1,483,800	1,362,201

Gross profit	677,741	625,873	577,962

Selling and administrative expense	341,006	310,846	282,648
Research, development and engineering expense	60,015	60,353	57,490

	401,021	371,199	340,138

Operating profit	276,720	254,674	237,824

Other income (expense)
Investment income	12,299	12,996	8,563
Interest expense	(10,657)	(9,351)	(26,679)
Miscellaneous, net	(1,955)	3,568	2,998
Minority interest	(7,718)	(7,547)	(5,654)

Income before taxes	268,689	254,340	217,052
Taxes on income	84,892	81,254	85,695

Net income before cumulative effect of a change in accounting principle	183,797	173,086	131,357

Cumulative effect of a change in accounting principle, net of tax	—	—	33,147

Net income	$183,797	$173,086	$98,210

Basic weighted-average number of shares	72,000	72,417	71,984
Diluted weighted-average number of shares	72,534	72,924	72,297
Basic earnings per share:
Income before cumulative effect of a change in accounting principle, net of taxes	$2.55	$2.39	$1.82
Cumulative effect of a change in accounting principle, net of taxes	$—	$—	$(0.46)
Net income	$2.55	$2.39	$1.36
Diluted earnings per share:
Income before cumulative effect of a change in accounting principle, net of taxes	$2.53	$2.37	$1.82
Cumulative effect of a change in accounting principle, net of taxes	$—	$—	$(0.46)
Net income	$2.53	$2.37	$1.36

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity (Restated)
(In thousands, except share amounts)

							Accumulated
						Compre-	Other
	Common Shares					hensive	Compre-
		Par	Additional	Retained	Treasury	Income	hensive
	Number	Value	Capital	Earnings	Shares	(Loss)	Loss	Other	Total

Balance January 1, 2002	72,195,600	$90,245	$103,390	$796,409	$(28,724)		$(60,446)	$(6,537)	$894,337

Net income				98,210		$98,210			98,210

Translation adjustment						(39,291)			(39,291)
Pensions						(3,012)			(3,012)
Unrealized gain on investment securities						336			336

Other comprehensive loss						(41,967)	(41,967)

Comprehensive income						$56,243

Stock options exercised	199,406	249	5,668						5,917
Restricted shares	29,330	37	1,035					924	1,996
Performance shares	48,813	61	1,725						1,786
Global acquisition	516,343	645	19,177						19,822
Dividends declared and paid				(47,528)					(47,528)
Treasury shares					(1,467)				(1,467)

Balance, December 31, 2002	72,989,492	$91,237	$130,995	$847,091	$(30,191)		$(102,413)	$(5,613)	$931,106

Net income				173,086		$173,086			173,086

Translation adjustment						58,294			58,294
Pensions						(610)			(610)
Unrealized gain on investment securities						1,674			1,674

Other comprehensive income						59,358	59,358

Comprehensive income						$232,444

Stock options exercised	662,035	827	22,701						23,528
Restricted shares	10,000	13	375					5,272	5,660
Performance shares	17,960	22	844						866
DIMS acquisition	115,929	145	4,695						4,840
Dividends declared and paid				(49,242)					(49,242)
Treasury shares					(12,371)				(12,371)

Balance, December 31, 2003	73,795,416	$92,244	$159,610	$970,935	$(42,562)		$(43,055)	$(341)	$1,136,831

Net income				183,797		$183,797			183,797

Translation adjustment						33,027			33,027
Pensions						(710)			(710)

Other comprehensive income						32,317	32,317

Comprehensive income						$216,114

Stock options exercised	302,754	379	11,217						11,596
Restricted shares	5,000	6	259					131	396
Restricted stock units	200		10						10
Performance shares	130,014	163	6,723						6,886
NCI acquisition			1,440		3,127				4,567
Dividends declared and paid				(53,240)					(53,240)
Treasury shares					(74,252)				(74,252)

Balance, December 31, 2004	74,233,384	$92,792	$179,259	$1,101,492	$(113,687)		$(10,738)	$(210)	$1,248,908

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
Years ended December 31,
(In thousands)

	2004 (restated)	2003 (restated)	2002 (restated)
Cash flow from operating activities:
Net income	$183,797	$173,086	$98,210

Adjustments to reconcile net income to cash provided by operating activities:
Minority share of income	7,718	7,547	5,654
Depreciation and amortization	74,983	68,698	60,872
Deferred income taxes	28,486	(10,166)	12,980
Loss on sale of assets, net	412	540	1,168
Cumulative effect of accounting change	—	—	38,859
Cash provided (used) by changes in certain assets and liabilities:
Trade receivables	2,293	(128,929)	(8,596)
Inventories	(52,430)	(10,541)	4,688
Prepaid expenses	(6,402)	1,585	(3,638)
Other current assets	(407)	30,423	24,088
Accounts payable	17,321	15,402	(31,698)
Certain other assets and liabilities	(23,123)	55,866	7,726

Net cash provided by operating activities	232,648	203,511	210,313

Cash flow from investing activities:
Payments for acquisitions, net of cash acquired	(62,224)	(10,611)	(3,682)
Proceeds from maturities of investments	12,418	51,134	68,752
Proceeds from sales of investments	—	31,505	5,751
Payments for purchases of investments	(40,157)	(56,974)	(35,033)
Capital expenditures	(50,200)	(48,262)	(37,593)
Rotable spares expenditures	(11,038)	(24,558)	(12,745)
Increase in certain other assets	(33,111)	(48,143)	(44,659)

Net cash used by investing activities	(184,312)	(105,909)	(59,209)

Cash flow from financing activities:
Dividends paid	(53,240)	(49,242)	(47,528)
Notes payable borrowings	917,632	447,324	599,513
Notes payable repayments	(837,944)	(502,153)	(627,127)
Distribution of affiliates’ earnings to minority interest holder	(540)	(359)	(151)
Issuance of common shares	8,418	17,457	4,362
Repurchase of common shares	(71,897)	(2,739)	—

Net cash used by financing activities	(37,571)	(89,712)	(70,931)

Effect of exchange rate changes on cash	3,329	6,615	1,505

Increase in cash and cash equivalents	14,094	14,505	81,678

Cash and cash equivalents at the beginning of the year	169,951	155,446	73,768

Cash and cash equivalents at the end of the year	$184,045	$169,951	$155,446

Cash paid for:
Income taxes	$85,893	$40,944	$50,083
Short-term interest	8,776	5,400	7,455
Long-term interest	176	188	356

Significant noncash items:
Issuance of treasury shares for NCI acquisition	$4,567	$—	$—
Issuance of common shares for DIMS acquisition	—	4,840	—
Issuance of common shares for DESI acquisition	—	—	19,822
Financing arrangement to purchase fixed assets	—	—	24,862
See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts and as noted)
NOTE 1(a): RESTATEMENT
The Consolidated Financial Statements have been restated in order to reflect certain adjustments to the company’s financial statements previously reported on Form 10-K for the annual period ended December 31, 2004 to amend and restate financial statements and other financial information for the years 2004, 2003 and 2002 and financial information for the year 2001 and 2000, and for each of the quarters in the year 2004 and 2003 with respect to a reconciliation issue in its North America sales commission accrual account. All amounts are before tax unless otherwise noted. A detailed analysis of this reconciliation has been performed and the company has determined that the commission account was under-accrued by approximately $13,200 at December 31, 2004 and approximately $11,400 at March 31, 2005. First quarter 2005 commission expense was overstated by approximately $1,800. Commission expense was understated by approximately $300, $2,700 and $1,500 in 2004, 2003 and 2002, respectively. The remaining approximately $8,700 understatement of commission expense was related to periods prior to fiscal year 2002.
The effects of restatement on the company’s Consolidated Balance Sheets and Consolidated Statements of Income as of December 31, 2004 and 2003 and the years ended 2004, 2003, and 2002, and for each of the quarters in the years 2004 and 2003 follow:

	2004		2003
	As		As
	previously	As	previously	As
Consolidated Balance Sheets	reported	restated	reported	restated

Estimated income taxes	$16,423	$14,781	$48,299	$46,751
Other current liabilities	189,504	202,713	166,326	179,281
Total current liabilities	728,623	740,190	607,811	619,218
Retained earnings	1,113,059	1,101,492	982,342	970,935
Total shareholders’ equity	1,260,475	1,248,908	1,148,238	1,136,831

	2004		2003		2002
	As		As		As
	previously	As	previously	As	previously	As
Consolidated Income Statements	reported	restated	reported	restated	reported	restated
Cost of sales — service	$905,805	$906,448	$804,113	$803,936	$741,966	$743,202
Total cost of sales	1,702,526	1,703,169	1,483,977	1,483,800	1,360,965	1,362,201
Gross profit	678,384	677,741	625,696	625,873	579,198	577,962
Selling and administrative expense	341,395	341,006	307,986	310,846	282,385	282,648
Total operating expenses	401,410	401,021	368,339	371,199	339,875	340,138
Operating profit	276,974	276,720	257,357	254,674	239,323	237,824
Income before taxes	268,943	268,689	257,023	254,340	218,551	217,052
Taxes on income	84,986	84,892	82,247	81,254	86,250	85,695
Net income before cumulative effect of a change in accounting principle, net of tax	183,957	183,797	174,776	173,086	132,301	131,357
Net income	183,957	183,797	174,776	173,086	99,154	98,210

Basic earnings per share	$2.55	$2.55	$2.41	$2.39	$1.38	$1.36
Diluted earnings per share	$2.54	$2.53	$2.40	$2.37	$1.37	$1.36

	First quarter 2004		Second quarter 2004		Third quarter 2004
	As		As		As
Condensed Consolidated	previously	As	previously	As	previously	As
Balance Sheets (Unaudited)	reported	restated	reported	restated	reported	restated
Other current liabilities	$189,303	$200,757	$213,201	$224,695	$229,277	$240,812
Total current liabilities	641,658	653,112	725,801	737,295	781,849	793,384
Retained earnings	998,038	986,584	1,028,371	1,016,877	1,063,478	1,051,943
Total shareholders’ equity	1,152,685	1,141,231	1,119,594	1,108,100	1,162,077	1,150,542

	First quarter 2004		Second quarter 2004		Third quarter 2004		Fourth quarter 2004
	As		As		As		As
Condensed Consolidated	previously	As	previously	As	previously	As	previously	As
Income Statements (Unaudited)	reported	restated	reported	restated	reported	restated	reported	restated

Cost of sales — service	$209,932	$210,080	$214,566	$214,718	$233,193	$233,358	$248,114	$248,292
Total cost of sales	358,228	358,376	386,786	386,938	441,370	441,535	516,142	516,320
Gross profit	140,027	139,879	165,257	165,105	172,023	171,858	201,077	200,899
Selling and administrative expense	80,659	80,586	84,186	84,097	82,155	82,055	94,395	94,268
Total operating expenses	96,197	96,124	98,979	98,890	96,888	96,788	109,346	109,219
Operating profit	43,830	43,755	66,278	66,215	75,135	75,070	91,731	91,680
Income before taxes	42,896	42,821	64,216	64,153	71,058	70,993	90,773	90,722
Taxes on income	13,727	13,699	20,549	20,526	22,739	22,715	27,971	27,952
Net income	29,169	29,122	43,667	43,627	48,319	48,278	62,802	62,770

Basic earnings per share	$0.40	$0.40	$0.61	$0.60	$0.68	$0.67	$0.88	$0.88
Diluted earnings per share	$0.40	$0.40	$0.60	$0.60	$0.67	$0.67	$0.87	$0.87

	First quarter 2003		Second quarter 2003		Third quarter 2003
	As		As		As
Condensed Consolidated	previously	As	previously	As	previously	As
Balance Sheets (Unaudited)	reported	restated	reported	restated	reported	restated
Other current liabilities	$147,468	$157,450	$157,369	$167,698	$171,028	$181,844
Total current liabilities	556,869	566,851	542,408	552,737	589,601	600,417
Retained earnings	870,423	860,441	899,484	889,155	935,445	924,629
Total shareholders’ equity	964,445	954,463	1,035,279	1,024,950	1,078,311	1,067,495

	First quarter 2003		Second quarter 2003		Third quarter 2003		Fourth quarter 2003
	As		As		As
Condensed Consolidated	previously	As	previously	As	previously	As	As previously	As
Income Statements	reported	restated	reported	restated	reported	restated	reported	restated

Cost of sales — service	$182,390	$182,350	$198,275	$198,231	$207,179	$207,134	$216,269	$216,221
Total cost of sales	286,399	286,359	338,838	338,794	402,786	402,741	455,954	455,906
Gross profit	123,755	123,795	142,032	142,076	167,453	167,498	192,456	192,504
Selling and administrative expense	68,368	68,829	70,757	71,352	81,154	81,972	87,707	88,693
Total operating expenses	82,722	83,183	85,593	86,188	96,189	97,007	103,835	104,821
Operating profit	41,033	40,612	56,439	55,888	71,264	70,491	88,621	87,683
Income before taxes	38,088	37,667	60,801	60,250	71,013	70,240	87,121	86,183
Taxes on income	12,188	12,032	19,457	19,253	22,724	22,438	27,878	27,531
Net income	25,900	25,635	41,344	40,997	48,289	47,802	59,243	58,652

Basic earnings per share	$0.36	$0.36	$0.57	$0.57	$0.67	$0.66	$0.82	$0.81
Diluted earnings per share	$0.36	$0.35	$0.57	$0.56	$0.66	$0.65	$0.81	$0.80

The restatement had no effect on net cash provided by operating activities as the change in net income for the restated periods presented was offset entirely by the change in certain other assets and liabilities for the same periods.
Management has determined that a control deficiency related to the reconciliation of the North America sales commission accrual account giving rise to the restatement constituted a material weakness in our internal control over financial reporting. The company has taken steps to fully remediate that weakness as of the date of this report. See “Item 9A — Controls and Procedures.”
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
Reclassifications
The company has reclassified the presentation of certain prior-year information to conform to the current presentation. In December 2004, the staff of the SEC raised concerns about the proper presentation of the statement of cash flows for companies who have captive financing subsidiaries. Prior to December 2004, the company reflected activity pertaining to DCC, its financing subsidiary, and its securitization program in the “investing” and “financing” sections of the statement of cash flows. As a result of the concerns raised by the SEC, that include requirements that companies report cash receipts from the sale of inventory through their leasing companies within the operating activities section of the statement of cash flows, the company has reclassified prior periods of the statement of cash flows in order to properly address these concerns. A reconciliation is provided below:

	2003	2002

Cash flows from operating activities:
Net cash provided by operating activities as previously reported	$209,899	$163,501
Reclass from investing activities	23,834	52,359
Reclass from financing activities	(30,222)	(5,547)

Net cash provided by operating activities as reclassified	$203,511	$210,313

Cash flows from investing activities:
Net cash used by investing activities as previously reported	$(82,075)	$(6,850)
Reclass:
Net decrease (increase) in finance receivables	5,558	(25,088)
Cash received from DCCF	(29,392)	(27,271)

Total reclass	(23,834)	(52,359)

Net cash used by investing activities as reclassified	$(105,909)	$(59,209)

Cash flows from financing activities:
Net cash used by financing activities as previously reported	$(119,934)	$(76,478)
Reclass:
Payments on securitization	23,252	7,421
Other reclassifications to conform to current presentation	6,970	(1,874)

Subtotal	30,222	5,547

Net cash used by financing activities as reclassified	$(89,712)	$(70,931)

Statements of cash flows
For the purpose of the Consolidated Statements of Cash Flows, the company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

International operations
The financial statements of the company’s international operations are measured using local currencies as their functional currencies, with the exception of Venezuela, Mexico, Argentina and Ecuador, which are measured using the U.S. dollar as their functional currency. The company translates the assets and liabilities of its non-U.S. subsidiaries at the exchange rates in effect at year-end and the results of operations at the average rate throughout the year. The translation adjustments are recorded directly as a separate component of shareholders’ equity, while transaction gains (losses) are included in net income. Sales to customers outside the United States approximated 39.3 percent of net sales in 2004, 36.9 percent of net sales in 2003 and 37.1 percent of net sales in 2002.
Financial instruments
The carrying amount of financial instruments, including cash and cash equivalents, trade receivables and accounts payable, approximated their fair value as of December 31, 2004 and 2003 because of the relatively short maturity of these instruments.
Revenue recognition
The company’s revenue recognition policy is consistent with the requirements of Statement of Position (SOP) 97-2, Software Revenue Recognition and Staff Accounting Bulletin 104 (SAB 104). In general, the company records revenue when it is realized, or realizable and earned. The company considers revenue to be realized or realizable and earned when the following revenue recognition requirements are met: persuasive evidence of an arrangement exists, which is a customer contract; the products or services have been provided to the customer; the sales price is fixed or determinable within the contract; and collectibility is probable. The sales of the company’s products do not require significant production, modification or customization of the hardware or software after it is shipped.
The company offers the following product groups and related services to its customers:
Self-Service Products
Self-service products pertain to Automated Teller Machines (ATMs). Included within the ATM is software, which operates the ATM. As such, the related software is considered an integral part of the equipment since without it, the equipment can not function. Revenue is recognized in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition. The company also provides service contracts on ATMs.
Service contracts typically cover a 12-month period and can begin at any given month during the year after the standard 90-day warranty period expires. The service provided under warranty is significantly limited as compared to those offered under service contracts. Further, warranty is not considered a separate element of the sale. The company’s warranties cover only replacement of parts inclusive of labor. Service contracts are tailored to meet the individual needs of each customer. Service contracts provide additional services beyond those covered under the warranty, and usually include preventative maintenance service, cleaning, supplies stocking and cash handling all of which are not essential to the functionality of the equipment. For sales of service contracts, where the service contract is the only element of the sale, revenue is recognized ratably over the life of the contract period. In contracts that involve multiple-element arrangements, amounts deferred for services are determined based upon vendor specific objective evidence of the fair value of the elements as prescribed in SOP 97-2. The company determines fair value of deliverables within a multiple element arrangement based on the prices charged when each element is sold separately.
Physical Security and Facility Products
The company’s Physical Security and Facility Products division designs and manufactures several of the company’s financial service solutions offerings, including the RemoteTeller System™ (RTS). The business unit also develops vaults, safe deposit boxes and safes, drive-up banking equipment and a host of other banking facilities products. Revenue on sales of the products described above is recognized when the four revenue recognition requirements of SAB 104 have been met.
Election Systems
The company, through its wholly owned subsidiaries DESI and Diebold Procomp, offers electronic voting systems. Election systems revenue consists of election equipment, software, training, support, installation and maintenance. The election equipment and software components are included in product revenue. The training, support, installation and maintenance components are included in service revenue. The election systems contracts contain multiple deliverable elements and custom terms and conditions. The company recognizes revenue for delivered elements only when the fair values of undelivered elements are known, uncertainties regarding customer acceptance are resolved and there are no customer-negotiated refund or return rights affecting the revenue recognized for delivered elements. The company determines fair value of deliverables within a multiple element arrangement based on the prices charged when each element is sold separately. Some contracts may contain discounts and, as such, revenue is recognized using the residual value method of allocation of revenue to the product and service components of contracts. Revenue on election systems contracts is recognized in accordance with SOP 97-2.
Integrated Security Solutions
Diebold Integrated Security Solutions provide global sales, service, installation, project management and monitoring of original equipment manufacturer (OEM) electronic security products to financial, government, retail and commercial customers. These solutions provide the company’s customers a single-source solution to their electronic security needs. Revenue is recognized in accordance with SAB 104. Revenue on sales of the products described above is recognized upon shipment, installation or customer acceptance of the product as defined in the customer contract. In contracts that involve multiple-element arrangements, amounts deferred for services are determined based upon vendor specific objective evidence of the fair value of the elements as prescribed in EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables.
Software Solutions and Services
The company offers software solutions consisting of multiple applications that process events and transactions (networking software) along with the related server. Sales of networking software represent software solutions to customers that allow them to network various different vendors’ ATMs onto one network and revenue is recognized in accordance with SOP 97-2.
Included within service revenue is revenue from software support agreements, which are typically 12 months in duration and pertain to networking software. For sales of software support agreements, where the agreement is the only element of the sale, revenue is recognized ratably over the life of the contract period. In contracts that involve multiple-element arrangements, amounts deferred for support are determined based upon vendor specific objective evidence of the fair value of the elements as prescribed in SOP 97-2.
Depreciation and amortization
Depreciation of property, plant and equipment is computed using the straight-line method for financial statement purposes. Accelerated methods of depreciation are used for federal income tax purposes. Amortization of leasehold improvements is based upon the shorter of original terms of the lease or life of the improvement.
Shipping and handling costs
The company recognizes shipping and handling fees billed when products are shipped or delivered to a customer, and includes such amounts in net sales. Third party freight payments are recorded in cost of sales.
Research, development and engineering
Total research, development and engineering costs charged to expense were $60,015, $60,353 and $57,490 in 2004, 2003 and 2002, respectively.
Advertising costs
Advertising costs are expensed as incurred. Total advertising costs charged to expense were $12,557, $12,086 and $12,227 in 2004, 2003 and 2002, respectively.
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
In the following chart, the company provides net income and basic earnings per share reduced by the pro forma amounts calculating compensation cost for the company’s fixed stock option plan under the fair-value method. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 2004, 2003 and 2002, respectively: risk-free interest rate of 2.8, 2.8 and 4.2 percent; dividend yield of 1.5, 1.8 and 1.9 percent; volatility of 38, 41 and 42 percent; and average expected lives of six years for management and four years for executive management and nonemployee directors.

	Restated	Restated	Restated
	2004	2003	2002

Net income
As reported	$183,797	$173,086	$98,210
Pro forma	$179,293	$169,086	$95,012
Earnings per share
As reported
Basic	$2.55	$2.39	$1.36
Diluted	$2.53	$2.37	$1.36
Pro forma
Basic	$2.49	$2.33	$1.32
Diluted	$2.47	$2.32	$1.31
Weighted-average fair value of options granted during the year	$16	$12	$13

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
Inventories
Domestic inventories are valued at the lower of cost or market applied on a first-in, first-out (FIFO) basis, and international inventories are valued using the average cost method, which approximates FIFO. At each reporting period, the company identifies and writes down its excess and obsolete inventory to its net realizable value based on forecasted usage, orders and inventory aging. With the development of new products, the company also rationalizes its product offerings and will write down discontinued product to the lower of cost or net realizable value.
Other assets
Included in other assets are capitalized computer software development costs of $29,518 and $26,644 as of December 31, 2004 and 2003, respectively. Amortization expense on capitalized software was $10,039 and $9,152 for 2004 and 2003, respectively. Other long-term assets also consist of pension assets, finance receivables, tooling, investments in service contracts and customer demonstration equipment. Where applicable, other assets are stated at cost and, if applicable, are amortized ratably over the relevant contract period or the estimated life of the assets of three to five years.
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
Under SFAS No. 142, the company is required to test all existing goodwill for impairment on a “reporting unit” basis. The reporting units were determined on a geographical basis that combines two or more component-level reporting units with similar economic characteristics within a single reporting unit. A fair-value approach is used to test goodwill for impairment. The company uses the discounted cash flow method for determining the fair value of its reporting units. As required by SFAS No. 142, the determination of implied fair value of the goodwill for a particular reporting unit is the excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities in the same manner as the allocation in a business combination. Implied fair value goodwill is determined as the excess of the fair value of the reporting unit over the assets and liabilities. When available and as appropriate, comparative market multiples were used to corroborate results of the discounted cash flows. An impairment charge is recognized for the amount, if any, by which the carrying amount of goodwill exceeds its implied fair value.
In June 2002, the company completed the transitional goodwill impairment test in accordance with SFAS No. 142, which resulted in a noncash charge of $38,859 ($33,147 after tax, or $0.46 per share) and is reported in the caption “Cumulative effect of a change in accounting principle” for the year ended December 31, 2002. All of the charge related to the company’s businesses in Latin America and Brazil. The primary factor that resulted in the impairment charge was the difficult economic environment in those markets. No impairment charge was appropriate under previous goodwill impairment standards, which were based on undiscounted cash flows. The company performed annual impairment tests as of November 30, 2004, 2003 and 2002 resulting in no impairment.
The changes in carrying amount of goodwill for the years ended December 31, 2004 and 2003 are as follows:

			Election
	DNA	DI	Systems	Total

Balance at January 1, 2003	$25,820	$201,757	$41,029	$268,606
Goodwill of acquired businesses	844	17,020	5,589	23,453
Currency translation adjustment	264	39,323	—	39,587

Balance at December 31, 2003	$26,928	$258,100	$46,618	$331,646
Goodwill of acquired businesses	53,757	5,241	—	58,998
Currency translation adjustment	113	21,868	—	21,981

Balance at December 31, 2004	$80,798	$285,209	$46,618	$412,625

Taxes on income
Deferred taxes are provided on an asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.
Deferred income
Deferred income is largely related to service contracts and deferred installation revenue. Service contract revenue may be billed in advance of the service period. Service contract revenue is recognized as it is earned on a straight-line basis over the contract period.
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
Accumulated other comprehensive loss consists of the following:

	2004	2003	2002

Translation adjustment	$(2,783)	$(35,810)	$(94,104)
Pensions less accumulated taxes of $(3,541), $(3,159) and $(2,829), respectively	(7,955)	(7,245)	(6,635)
Unrealized losses on investment securities less accumulated taxes of $0, $0 and $550, respectively	—	—	(1,674)

	$(10,738)	$(43,055)	$(102,413)

Translation adjustments are not booked net of tax. Those adjustments are accounted for under the indefinite reversal criterion of APB Opinion 23, Accounting for Income Taxes—Special Areas.
NOTE 2: SECURITIZATIONS
In 2001, the company entered into a securitization agreement, which involved the sale of a pool of its lease receivables to a wholly owned, unconsolidated, qualified special purpose subsidiary, DCC Funding LLC (DCCF). One of the conditions set forth in the securitization agreement between DCCF and the conduit was that the composition of the pool of securitized lease receivables represent only customers with an AA credit rating or higher. The pool of lease receivables included within the securitized program consisted primarily of one large customer with such a credit rating. During the third quarter of 2004, this customer, with approval from the conduit, elected to transfer its leasing rights to another entity. This other entity had a credit rating of less than the required rating to remain securitized in accordance with the securitization agreement, which led to the termination of the securitization agreement. As a result of the termination, the balance of the securitized pool of lease receivables of $35,905 was recorded on the company’s Consolidated Financial Statements and the 364-day facility agreement balance of $28,973 that funded the securitization was repaid.
The company did not initiate any unilateral right to cause the termination of the securitization, nor did the company have the unilateral ability to cause DCCF to liquidate or change DCCF.
The following schedule represents the activity pertaining to the securitization for the years ended December 31, 2004, 2003 and 2002, respectively:

	2004	2003	2002

Proceeds:
Securitizations	$—	$248	$8,500
Payments to DCCF	(37,639)	(23,500)	(15,921)

Net securitization payments*	$(37,639)	$(23,252)	$(7,421)

Cash received from DCCF*	$10,726	$29,392	$27,271

*	Included as part of the change in certain other assets and liabilities within the operating activities section of the consolidated cash flows statement.

Subsequent sales of lease receivables totaling $0 and $1,931 resulted in additional cash proceeds of $0 and $248 for the years ended December 31, 2004 and 2003, respectively. Gains incurred as a result of the sales were immaterial. The fair value of the retained interest of $0 and $2,096 were included in other assets in the Consolidated Balance Sheets as of December 31, 2004 and 2003, respectively.
NOTE 3: INVESTMENT SECURITIES
At December 31, 2003 and 2002, the investment portfolio was classified as available-for-sale. The marketable debt and equity securities are stated at fair value. The fair value of securities and other investments is estimated on quoted market prices. The company’s investment securities, excluding the cash surrender value of insurance contracts of $52,248 and $47,386 as of December 31, 2004 and 2003, respectively, consisted entirely of certificates of deposit due within one year. The certificates of deposit of $31,654 and $6,150 at December 31, 2004 and 2003 are stated at cost basis, which equated the fair value of the investments due to their short-term nature.
Realized gains (losses) from the sale of securities were $0, $220 and $(1,033) in 2004, 2003 and 2002, respectively. Proceeds from the sale of available-for-sale securities were $0, $31,505 and $5,751 in 2004, 2003 and 2002, respectively. Gains and losses are determined using the specific identification method.
NOTE 4: INVENTORIES
Major classes of inventories at December 31 are summarized as follows:

	2004	2003

Finished goods	$92,806	$62,276
Service parts	77,715	70,135
Work in process	123,156	100,072
Raw materials	28,616	29,556

	$322,293	$262,039

NOTE 5: PROPERTY, PLANT AND EQUIPMENT
The following is a summary of property, plant and equipment, at cost less accumulated depreciation, at December 31:

	2004	2003

Land and land improvements	$7,295	$7,271
Buildings	91,674	86,967
Machinery and equipment	301,458	269,626
Rotable spares	111,374	100,043
Leasehold improvements	11,904	7,777
Construction in progress	90,409	76,174

	$614,114	$547,858
Less accumulated depreciation	(346,024)	(294,703)

	$268,090	$253,155

The Oracle global information technology platform of $79,960 and $58,867 as of December 31, 2004 and 2003, respectively, was included in construction in progress. During 2004, 2003, and 2002, depreciation expense, computed on a straight-line basis over the estimated useful lives of the related assets, was $53,439, $49,653 and $42,124, respectively.
NOTE 6: FINANCE RECEIVABLES
The components of finance receivables for the net investment in sales-type leases are as follows:

	2004	2003

Total minimum lease receivable	$36,131	$34,483
Estimated unguaranteed residual values	3,000	224

	39,131	34,707

Less:
Unearned interest income	(2,792)	(3,505)
Unearned residuals	(413)	(44)

	(3,205)	(3,549)

	$35,926	$31,158

Future minimum lease receivables due from customers under sales-type leases as of December 31, 2004 are as follows:

2005	$16,160
2006	8,939
2007	5,603
2008	4,161
2009	1,176
Thereafter	92

$36,131

NOTE 7: SHORT-TERM FINANCING
The company’s short-term financing is as follows:

	2004	2003

Revolving euro loans[1]	$119,405	$96,984
Revolving US dollar loans	170,105	87,196
Revolving Australian dollar loans[2]	—	5,992

	$289,510	$190,172

[1]	88,090 euro (Î) borrowing translated at the applicable 12/31/2004 spot rate; Î77,267 borrowing translated at the applicable 12/31/2003 spot rate.

[2]	8,000 Australian dollar borrowing translated at the applicable 12/31/2003 spot rate.
The company has available credit facilities with domestic and foreign banks for various purposes. The amount of committed loans at December 31, 2004 that remained available were $49,500 and Î61,910 ($83,918 translated). In addition to the committed lines of credit, $33,000 and 34,000 Brazilian real ($12,809 translated) in uncommitted lines of credit were available as of December 31, 2004.
The average short-term rate on the bank credit lines was 2.29 percent, 2.36 percent and 3.01 percent for the years ended December 31, 2004, 2003 and 2002, respectively. Interest on short-term financing charged to expense for the years ended December 31 was $9,000, $6,710 and $7,462 for 2004, 2003 and 2002, respectively.
The company’s short-term financing agreements contain various restrictive covenants, including net debt to capitalization and interest coverage ratios. As of December 31, 2004, the company was in compliance with all restrictive covenants.
NOTE 8: OTHER LONG-TERM LIABILITIES
Included in other long-term liabilities are bonds payable and a financing agreement. Bonds payable at December 31 consisted of the following:

	2004	2003

Industrial Development Revenue Bond due January 1, 2017	$5,800	$5,800
Industrial Development Revenue Bond due June 1, 2017	7,500	7,500

Long-term bonds payable	$13,300	$13,300

In 1997, industrial development revenue bonds were issued on behalf of the company. The proceeds from the bond issuances were used to construct new manufacturing facilities in the United States. The company guaranteed the payments of principal and interest on the bonds by obtaining letters of credit. Each industrial development revenue bond carries a variable interest rate, which is reset weekly by the remarketing agents. As of December 31, 2004, the company was in compliance with the covenants of its loan agreements and believes the covenants will not restrict its future operations.
A financing agreement was entered into in July 2002 with Fleet Business Credit, LLC in order to finance the purchase of an Oracle global information technology platform. The financing agreement was for $24,862, payable in quarterly installments of $2,128, which includes interest at 5.75 percent and service fees through May 2007. The outstanding balance of the financing agreement was $11,381 and $15,496 as of December 31, 2004 and 2003, respectively. Interest paid related to the financing agreement was $912, $1,043 and $550 in 2004, 2003 and 2002, respectively.
NOTE 9: SHAREHOLDERS’ EQUITY
On the basis of amounts declared and paid, the annualized quarterly dividends per share were $0.74, $0.68 and $0.66 in 2004, 2003 and 2002, respectively.
Fixed stock options
Under the 1991 Equity and Performance Incentive Plan (1991 Plan) as amended and restated, common shares are available for grant of options at a price not less than 85 percent of the fair market value of the common shares on the date of grant. The exercise prices of options granted since January 1, 1995 have been equal to the market price at the grant date, and, accordingly, no compensation cost has been recognized. In general, options are exercisable in cumulative annual installments over five years, beginning one year from the date of grant. In February 2001, the 1991 Plan was amended to extend the term of the 1991 Plan for 10 years beginning April 2, 2001 and increase the numbers of shares available in the Plan by 3,000,000 in addition to other miscellaneous administrative matters. The number of common shares that may be issued or delivered pursuant to the 1991 Plan is 6,218,995, of which 2,319,373 shares were available for issuance at December 31, 2004. The 1991 Plan will expire on April 2, 2011.
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
The following is a summary with respect to options outstanding at December 31, 2004, 2003 and 2002, and activity during the years then ended:

	2004		2003		2002
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at the beginning of year	2,821,625	$34	2,809,014	$32	2,738,270	$32
Options granted	494,509	52	750,924	37	747,600	37
Options exercised	(303,795)	31	(662,453)	28	(199,406)	24
Options expired or forfeited	(25,920)	35	(75,860)	35	(477,450)	41

Outstanding at the end of year	2,986,419	$37	2,821,625	$34	2,809,014	$32

Options exercisable at end of year	1,497,260		1,255,820		1,326,194
The following table summarizes pertinent information regarding fixed stock options outstanding and options exercisable at December 31, 2004:

	Options Outstanding			Options Exercisable
	Number	Weighted-Average	Weighted-	Number	Weighted-
	of	Remaining	Average	of	Average
	Options	Contractual	Exercise	Options	Exercise
Range of Exercise Prices	Outstanding	Life (in Years)	Price	Exercisable	Price

$15 - 27	298,940	4.20	$23.42	275,920	$23.45
28 - 36	1,215,385	6.50	33.63	619,535	32.65
37 - 55	1,472,094	6.80	43.48	601,805	40.59

	2,986,419	6.42	$37.46	1,497,260	$34.15

Restricted share grants
The 1991 Plan provides for the issuance of restricted shares to certain employees. Restricted shares totaling 5,000 were issued during 2004 and 30,830 restricted shares were outstanding as of December 31, 2004. The shares are subject to forfeiture under certain circumstances. Unearned compensation representing the fair market value of the shares at the date of grant will be charged to income over the three- to seven-year vesting period. During 2004, 2003 and 2002, $396, $5,031 and $1,922, respectively was charged to expense relating to the 1991 Plan restricted shares.
Performance share grants
The 1991 Plan provides for the issuance of common shares to certain employees based on certain management objectives, as determined by the Board of Directors each year. Each performance share that is earned out entitles the holder to the then current value of one common share. All of the management objectives are calculated over a three-year period. No amount is payable unless the management objectives are met. During 2004, 2003 and 2002, 258,000, 258,570 and 203,706 performance shares were granted, respectively, to certain employees. In addition, the Board of Directors elected to issue a one-time award totaling 24,800 shares in 2002 that will be paid out after seven years of employment, or earlier, if targeted stock performance levels are achieved, or in the event of death, disability or retirement. The compensation cost charged against income for the performance-based share plan was $8,557, $8,677 and $1,240 in 2004, 2003 and 2002, respectively.
Restricted stock units
In 2004, the company began providing for the issuance of restricted stock units (RSUs) to certain employees in lieu of stock options under the 1991 Plan. RSUs vest three years after the grant date with no partial vesting. During the vesting period, employees are paid the cash equivalent of dividends on RSUs. Employees receive one share of common stock for each vested RSU. In 2004, the company granted 58,955 RSUs. Expense on RSU grants is recognized ratably over the vesting period. The compensation cost charged against income for the RSUs was $1,064 in 2004 and the corresponding obligation is recorded in long-term liabilities at December 31, 2004.

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
NOTE 10: EARNINGS PER SHARE
(In thousands, except per share amounts)
The following data show the amounts used in computing earnings per share and the effect on the weighted-average number of shares of dilutive potential common stock.

	Restated	Restated	Restated
	2004	2003	2002

Numerator:
Income available to common shareholders used in basic and diluted earnings per share	$183,797	$173,086	$98,210
Denominator:
Weighted average number of common shares used in basic earnings per share	72,000	72,417	71,984
Effect of dilutive fixed stock options	534	507	313

Weighted-average number of common shares and dilutive potential common shares used in diluted earnings per share	72,534	72,924	72,297

Basic earnings per share	$2.55	$2.39	$1.36
Diluted earnings per share	$2.53	$2.37	$1.36
Fixed stock options on 375, 195 and 530 common shares in 2004, 2003 and 2002, respectively, were not included in computing diluted earnings per share, because their effects were antidilutive.
NOTE 11: BENEFIT PLANS
Qualified Pension Benefits
The company has several pension plans covering substantially all United States employees. Plans covering salaried employees provide pension benefits based on the employee’s compensation during the 10 years before retirement. The company’s funding policy for salaried plans is to contribute annually if required at an actuarially determined rate. Plans covering hourly employees and union members generally provide benefits of stated amounts for each year of service. The company’s funding policy for hourly plans is to make at least the minimum annual contributions required by applicable regulations. Employees of the company’s operations in countries outside of the United States participate to varying degrees in local pension plans, which in the aggregate are not significant. In addition to these plans, union employees in one of the company’s U.S. manufacturing facilities participate in the International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers-Communications Workers of America (IUE-CWA) multi-employer pension fund. Pension expense related to the multi-employer pension plan was $489, $424 and $373 for 2004, 2003 and 2002, respectively.
Supplemental Executive Retirement Benefits
The company has a non-qualified pension plan to provide supplemental retirement benefits to certain officers. Benefits are payable at retirement based upon a percentage of the participant’s compensation, as defined.
Other Benefits
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

	Pension Benefits		Other Benefits
	2004	2003	2004	2003

Change in benefit obligation
Benefit obligation at beginning of year	$345,609	$298,927	$29,172	$28,074
Service cost	11,906	10,255	39	59
Interest cost	21,201	19,765	1,434	1,791
Amendments	—	161	(3,756)	—
Actuarial loss (gain)	4,494	28,331	(1,252)	3,811
Benefits paid	(12,453)	(11,718)	(3,646)	(3,454)
Expenses paid	(286)	(340)	—	—
Curtailments	—	(13)	—	45
Settlements	—	(66)	—	(1,154)
Other	170	307	—	—

Benefit obligation at end of year	$370,641	$345,609	$21,991	$29,172

Change in plan assets
Fair value of plan assets at beginning of year	$293,778	$249,737	$—	$—
Actual return on plan assets	36,013	47,602	—	—
Employer contribution	1,472	8,497	3,646	3,454
Benefits paid	(12,453)	(11,718)	(3,646)	(3,454)
Expenses paid	(286)	(340)	—	—

Fair value of plan assets at end of year	$318,524	$293,778	$—	$—

Funded status
Funded status	$(52,117)	$(51,831)	$(21,991)	$(29,172)
Unrecognized net actuarial loss	69,993	73,357	7,571	9,296
Unrecognized prior service cost (benefit)	3,491	4,700	(6,233)	(2,954)
Unrecognized initial transition asset	(658)	(2,153)	—	—

Prepaid (accrued) pension cost	$20,709	$24,073	$(20,653)	$(22,830)

Amounts recognized in Balance Sheets
Prepaid benefit cost	$50,042	$49,792	$—	$—
Accrued benefit cost	(43,089)	(39,012)	(20,653)	(22,830)
Intangible asset	2,260	2,889	—	—
Accumulated other comprehensive income	11,496	10,404	—	—

Net amount recognized	$20,709	$24,073	$(20,653)	$(22,830)

	Pension Benefits			Other Benefits
	2004	2003	2002	2004	2003	2002

Components of net periodic benefit cost
Service cost	$11,906	$10,255	$9,118	$39	$59	$48
Interest cost	21,201	19,765	19,918	1,434	1,791	2,038
Expected return on plan assets	(29,085)	(28,154)	(31,923)	—	—	—
Amortization of prior service cost	1,213	1,224	1,355	(478)	(295)	(196)
Amortization of initial transition asset	(1,495)	(1,495)	(1,495)	—	—	—
Recognized net actuarial loss (gain)	924	(372)	(2,188)	473	497	428
Curtailment loss	—	156	—	—	6	—
Settlement (gain) loss	—	(72)	—	—	107	—

Net periodic pension benefit cost	$4,664	$1,307	$(5,215)	$1,468	$2,165	$2,318

Information for pension plans with an accumulated benefit obligation in excess of plan assets	December 31

	2004	2003

Projected benefit obligation	61,701	58,739
Accumulated benefit obligation	59,239	56,034
Fair value of plan assets	16,732	17,004

Minimum liabilities have been recorded in 2004 and 2003 for the plans whose total accumulated benefit obligation exceeded the fair value of the plan’s assets. The accumulated benefit obligation for all defined benefit pension plans was $336,771 and $308,284 at December 31, 2004 and 2003, respectively.
Additional Information

	Pension Benefits		Other Benefits
	2004	2003	2004	2003

Increase in minimum liability included in other comprehensive income (net of taxes)	$710	$610	N/A	N/A

Assumptions

Weighted-average assumptions used to determine benefit obligations at December 31
Discount rate	6.125%	6.250%	6.125%	6.250%
Rate of compensation increase	3.000%	3.000%

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31
Discount rate	6.250%	6.750%	6.250%	6.750%
Expected long-term return on plan assets	8.500%	8.500%
Rate of compensation increase	3.000%	3.000%
The healthcare trend rates are reviewed with the actuaries based upon the results of their review of claims experience. The expected long-term rate of return on plan assets is determined using the plans’ current asset allocation and their expected rates of return based on a geometric averaging over 20 years. The discount rate is determined by analyzing the average return of high-quality (i.e., AA-rated or better), fixed-income investments and the year-over-year comparison of certain widely used benchmark indices as of the measurement date. The rate of compensation increase assumptions reflects the company’s long-term actual experience and future and near-term outlook. Pension benefits are funded through deposits with trustees. The market-related value of plan assets is calculated under an adjusted market-value method. The value is determined by adjusting the fair value of assets to reflect the investment gains and losses (i.e., the difference between the actual investment return and the expected investment return on the market-related value of assets) during each of the last 5 years at the rate of 20 percent per year.

Assumed healthcare cost trend rates at
December 31	2004	2003

Healthcare cost trend rate assumed for next year	7.20%	7.85%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	4.75%
Year that rate reaches ultimate trend rate	2009	2009
Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

	One-Percentage-	One-Percentage-
	Point Increase	Point Decrease

Effect on total of service and interest cost	$86	$(77)
Effect on postretirement benefit obligation	1,424	(1,273)
Plan Assets
The company’s pension weighted-average asset allocations at December 31, 2004 and 2003, and target allocation for 2005, by asset category are as follows:

		Percentage of Pension
	Target	Plan Assets at December 31
	Allocation
Asset Category	2005	2004	2003

Equity securities	60 — 80%	70%	67%
Debt securities	20 — 40%	30%	33%

Total		100%	100%

Cash Flows
Contributions — The company contributed $1,472 to its pension plans and $3,646 to its other postretirement benefit plan in 2004. Also, the company expects to contribute $1,880 to its pension plans and $3,018 to its other postretirement benefit plan in 2005.
Benefit Payments

		Other Benefits
		Gross Before		Net Including
		Medicare	Expected Medicare	Medicare Part D
	Pension Benefits	Part D Subsidies	Part D Subsidies	Subsidies

2005	$13,155	$3,018	$0	$3,018
2006	13,763	2,835	275	2,560
2007	14,580	2,386	291	2,095
2008	16,518	2,336	297	2,039
2009	17,851	2,264	296	1,968
2010 - 2014	113,386	10,002	1,336	8,666
Retirement Savings Plan
The company offers an employee 401(k) Savings Plan (Savings Plan) to encourage eligible employees to save on a regular basis by payroll deductions, and to provide them with an opportunity to become shareholders of the company. Effective July 1, 2003, a new enhanced benefit to the Savings Plan became effective. All new salaried employees hired on or after July 1, 2003 are provided with an employer basic matching contribution in the amount of 100 percent of the first three percent of eligible pay and 50 percent of the next three percent of eligible pay. This new enhanced benefit is in lieu of participation in the pension plan for salaried employees. For employees hired prior to July 1, 2003, the company matched 60 percent of participating employees’ first 3 percent of contributions and 30 percent of participating employees’ second 3 percent of contributions. Total company match was $7,714, $7,129 and $6,813 in 2004, 2003 and 2002, respectively.
Deferred Compensation Plans
The company has deferred compensation plans that enable certain employees to defer receipt of a portion of their compensation and nonemployee directors to defer receipt of director fees at the participants’ discretion.
NOTE 12: LEASES
The company’s future minimum lease payments due under operating leases for real and personal property in effect at December 31, 2004 are as follows:

		Real	Vehicles and
Expiring	Total	Estate	Equipment

2005	$53,046	$22,829	$30,217
2006	43,360	17,911	25,449
2007	33,076	15,646	17,430
2008	22,892	13,783	9,109
2009	16,395	12,706	3,689
Thereafter	16,345	16,008	337

	$185,114	$98,883	$86,231

Rental expense under all lease agreements amounted to approximately $52,064, $47,202 and $44,474 for 2004, 2003 and 2002, respectively.
NOTE 13: INCOME TAXES
The components of income before income taxes were as follows:

	Restated	Restated	Restated
	2004	2003	2002

Domestic	$195,576	$177,064	$165,607
Foreign	73,113	77,276	51,445

	$268,689	$254,340	$217,052

Income tax expense (benefit) from continuing operations is comprised of the following components:

	Restated	Restated	Restated
	2004	2003	2002

Current:
U.S. Federal	$28,411	$72,787	$54,740
Foreign	18,360	12,102	10,176
State and local	8,797	8,148	6,359

	$55,568	$93,037	$71,275
Deferred:
U.S. Federal	$17,710	$(14,434)	$9,245
Foreign	9,467	6,114	2,551
State and local	2,147	(3,463)	2,624

	$29,324	$(11,783)	$14,420

Total income tax expense	$84,892	$81,254	$85,695

In addition to the 2004 income tax expense of $84,892, certain income tax benefits of $2,721 were allocated directly to shareholders’ equity.
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
A reconciliation of the U.S. statutory tax rate and the effective tax rate is as follows:

	2004	2003	2002

Statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	1.7	1.2	1.2
Foreign income taxes	0.8	(3.4)	(2.4)
Exempt income	—	—	(1.7)
Insurance contracts	(0.5)	(0.5)	(1.9)
IRS COLI settlement	—	—	7.5
Accrual adjustments	(4.5)	1.3	0.6
Other	(0.9)	(1.6)	1.2

Effective tax rate	31.6%	32.0%	39.5%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the company’s deferred tax assets and liabilities are as follows:

	2004	2003

Deferred Tax Assets:
Postretirement benefits	$22,206	$23,093
Accrued expenses	28,965	22,029
Capital losses	9,426	9,496
Inventory	1,640	9,096
Deferred revenue	11,830	9,409
Net operating loss carryforwards	23,915	18,812
State deferred taxes	4,143	6,301
Other	8,556	13,585

	110,681	111,812
Valuation allowance	(8,551)	(4,029)

Net deferred tax assets	$102,130	$107,792

Deferred Tax Liabilities:
Pension	$19,867	$20,356
Property, plant and equipment	23,263	10,834
Finance receivables	2,455	4,250
Goodwill	27,290	12,996
Other	8,733	9,891

Net deferred tax liabilities	81,608	58,327

Net deferred tax asset	$20,522	$49,465

At December 31, 2004, the company’s international subsidiaries had deferred tax assets relating to net operating loss carryforwards of $23,915. Of these carryforwards, $8,753 expire at various times between 2007 and 2018. The remaining carryforwards of approximately $15,162 do not expire. The company recorded a valuation allowance to reflect the estimated amount of deferred tax assets that, more likely than not, will not be realized. The valuation allowance relates to certain international net operating losses and other international deferred tax assets.
A determination of the unrecognized deferred tax liability on undistributed earnings of non-U.S. subsidiaries and investments in foreign unconsolidated affiliates that are essentially permanent in duration is not practicable. Consequently, there has been no provision for U.S. income taxes on such distributed earnings. Except as noted in the following paragraph, it is the company’s intention to reinvest these earnings indefinitely in operations outside the United States.
On October 2, 2004, The American Jobs Creation Act (AJCA) was signed into law. The AJCA allows for a deduction of 85 percent of certain foreign earnings that are repatriated, as defined in the AJCA. The company may elect to apply this provision to qualifying earnings repatriations in 2005. The company has started an evaluation of the effects of the repatriation provision; however, the company does not expect to be able to complete this evaluation until after Congress or the Treasury Department provide additional guidance on elements of the provision. The company expects to complete its evaluation of the effects of the repatriation provision within a reasonable period of time thereafter. The range of possible amounts considered for repatriation is between zero and $80,000. The potential range of income tax is between zero and $4,800.
NOTE 14: COMMITMENTS AND CONTINGENCIES
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
NOTE 15: GUARANTEES AND PRODUCT WARRANTIES
The company has applied the provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, to its agreements that contain guarantees or indemnification clauses. These disclosure requirements expand those required by FASB Statement No. 5, Accounting for Contingencies, by requiring a guarantor to disclose certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote. The following is a description of arrangements in effect as of December 31, 2004 in which the company is the guarantor.
In connection with the construction of three of its manufacturing facilities, the company guaranteed repayment of principal and interest on a total of $20,800 variable rate industrial development revenue bonds by obtaining letters of credit. The bonds were issued with a 20-year original term and are scheduled to mature in 2017. However, one of the manufacturing facilities was sold in 2002, which caused the company to repay $7,500 of bonds outstanding on April 1, 2003. Any default, as defined in the agreements, would obligate the company for the full amount of the outstanding bonds through maturity. At December 31, 2004, the carrying value of the liability was $13,300.
The company provides its global operations guarantees and standby letters of credit through various financial institutions to suppliers, regulatory agencies and insurance providers. If the company is not able to make payment, the suppliers, regulatory agencies and insurance providers may draw on the pertinent bank. At December 31, 2004, the maximum future payment obligations relative to these various guarantees totaled $38,583, of which $18,541 represented standby letters of credit to insurance providers, and no associated liability was recorded.
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

	2004	2003

Balance at January 1	$12,096	$11,035
Current period accruals	13,227	8,342
Current period settlements	(10,913)	(7,281)

Balance at December 31	$14,410	$12,096

NOTE 16: SEGMENT INFORMATION
The company’s segments are comprised of its three main sales channels: Diebold North America (DNA), Diebold International (DI) and Election Systems (ES). These sales channels are evaluated based on revenue from customers and operating profit contribution to the total corporation. The prior year segment data has been reformatted to show ES as a separate channel with corporate expense allocated to the sales channels. The reconciliation between segment information and the Consolidated Financial Statements is disclosed. Revenue summaries by geographic area and product and service solutions are also disclosed. All income and expense items below operating profit are not allocated to the segments and are not disclosed.
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
Segment Information by Channel

	DNA	DI	ES	Total

2004
Customer revenues	$1,423,625	$867,253	$90,032	$2,380,910
Operating profit (loss) – restated	223,558	60,875	(7,713)	276,720
Capital and rotable expenditures	42,223	18,663	352	61,238
Depreciation	30,865	21,666	908	53,439
Property, plant and equipment	423,420	186,650	4,044	614,114

2003
Customer revenues	$1,256,899	$752,592	$100,182	$2,109,673
Operating profit – restated	178,803	69,752	6,119	254,674
Capital and rotable expenditures	43,763	28,096	961	72,820
Depreciation	30,314	18,570	769	49,653
Property, plant and equipment	388,436	155,730	3,692	547,858

2002
Customer revenues	$1,124,882	$704,277	$111,004	$1,940,163
Operating profit – restated	169,933	60,098	7,793	237,824
Capital and rotable expenditures	34,849	14,539	950	50,338
Depreciation	27,903	13,737	484	42,124
Property, plant and equipment	352,951	106,452	2,730	462,133

Revenue Summary by Geographic Area	2004	2003	2002

The Americas	$1,815,487	$1,611,749	$1,517,374
Asia-Pacific	232,862	178,118	140,856
Europe, Middle East and Africa	332,561	319,806	281,933

Total revenue	$2,380,910	$2,109,673	$1,940,163

Total Revenue Domestic vs. International
Domestic	$1,445,141	$1,331,065	$1,220,932
Percentage of total revenue	60.7%	63.1%	62.9%
International	935,769	778,608	719,231
Percentage of total revenue	39.3%	36.9%	37.1%

Total revenue	$2,380,910	$2,109,673	$1,940,163

Revenue Summary by Product and Service Solutions
Financial self-service:
Products	$814,233	$681,482	$616,769
Services	882,969	819,532	780,866

Total financial self-service	1,697,202	1,501,014	1,397,635
Security:
Products	288,893	253,113	197,635
Services	304,783	255,364	233,889

Total security	593,676	508,477	431,524

Total financial self-service and security	2,290,878	2,009,491	1,829,159
Election systems	90,032	100,182	111,004

Total revenue	$2,380,910	$2,109,673	$1,940,163

The company had no customers that accounted for more than 10 percent of total net sales in 2004, 2003 and 2002.

NOTE 17: ACQUISITIONS
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
In August 2004, the company acquired Antar-Com, Inc., an industry-leading electronic security systems integrator, for a total purchase price of $26,913, including holdback payments made in the fourth quarter 2004. Upon acquisition, Antar-Com, Inc. was renamed Diebold Enterprise Security Systems, Inc., a wholly-owned subsidiary, and was integrated into the company’s domestic security service operation. The company is currently in the process of valuing goodwill and other intangible assets acquired in the transaction. Goodwill and other intangibles are estimated to amount to approximately $18,000.
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
In 2003, the company paid a combination of $4,840 of company stock and $10,611, net of cash acquired, for the following:
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
NOTE 18: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, established accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recognized on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative instrument’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument’s gains and losses to partially or wholly offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment.
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
The company records all derivatives on the balance sheet at fair value. For derivative instruments not designated as hedging instruments, changes in their fair values are recognized in earnings in the current period. The fair value of the company’s forward contracts was not material to the financial statements as of December 31, 2004 and 2003, respectively.
NOTE 19: SUBSEQUENT EVENT
In January 2005, the company announced that it plans to take actions in 2005 to better align global resources and cost structure, enabling the company to become much more competitive in Western Europe. As a result, the company anticipates restructuring charges in the range of $.08 to $.11 per share in 2005 related to realignment of production capacity as well as streamlining of operations and infrastructure in Western Europe.
NOTE 20: QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(In thousands, except per share amounts)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2004	2003	2004	2003	2004	2003	2004	2003

Net sales	$498,255	$410,154	$552,043	$480,870	$613,393	$570,239	$717,219	$648,410
Gross profit (restated)	139,879	123,795	165,105	142,076	171,858	167,498	200,899	192,504
Net income (restated)	29,122	25,635	43,627	40,997	48,278	47,802	62,770	58,652

Basic earnings per share*(restated)	0.40	0.36	0.60	0.57	0.67	0.66	0.88	0.81

Diluted earnings per share*(restated)	0.40	0.35	0.60	0.56	0.67	0.65	0.87	0.80

*	The sums of the quarterly figures may not equal annual figures due to rounding or differences in the weighted-average number of shares outstanding during the respective periods.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Diebold, Incorporated:
We have audited the accompanying consolidated balance sheets of Diebold, Incorporated and subsidiaries (Company) as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diebold, Incorporated and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
As discussed in note 1(a) to the consolidated financial statements, the consolidated financial statements have been restated.
As discussed in note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Diebold, Incorporated’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2005, except as to the third paragraph of Management’s Report on Internal Control over Financial Reporting (as restated), which is as of August 9, 2005, expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation, of internal control over financial reporting as of December 31, 2004.
/s/ KPMG LLP
Cleveland, Ohio
February 28, 2005, except as to the third paragraph of Management’s Report on
     Internal Control over Financial Reporting (as restated) and note 1(a), which is as of August 9, 2005

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Diebold, Incorporated:
We have audited Management’s Report on Internal Control over Financial Reporting (as restated) (Item 9a(b)), included in the accompanying Form 10-K/A, that Diebold, Incorporated and subsidiaries (Company) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weakness identified in management’s restated assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified and included in its restated assessment the following material weakness as of December 31, 2004: controls did not exist to provide for the proper reconciliation of its North American sales commission accrual account. This material weakness resulted in restatements of the Company’s previously issued consolidated financial statements as of December 31, 2004 and 2003, and for each of the years in the three-year period ended December 31, 2004, and the financial information for each of the quarters in 2004 and 2003.
As stated in the third paragraph of Management’s Report on Internal Control over Financial Reporting (as restated), management’s assessment of the effectiveness of the Company’s internal control over financial reporting has been restated.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of financial position of Diebold, Incorporated and subsidiaries as of December 31, 2004 and 2003, and the related statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004. The aforementioned material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements (as restated), and this report does not affect our report dated February 28, 2005, except as to the restatement discussed in note 1 to the consolidated financial statements, which is as of August 9, 2005, which expressed an unqualified opinion on those consolidated financial statements.
In our opinion, management’s restated assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company did not maintain effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by COSO.
/s/ KPMG LLP
Cleveland, Ohio
February 28, 2005, except as to the third paragraph of Management’s Report on
     Internal Control over Financial Reporting (as restated) (Item 9a (b)), which is as of August 9, 2005

Management’s Responsibility for Consolidated Financial Statements
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
The company maintains a comprehensive accounting system which includes controls designed to provide reasonable assurance as to the integrity and reliability of the financial records and the protection of assets. An internal audit staff is employed to regularly test and evaluate both internal accounting controls and operating procedures, including compliance with the company’s statement of policy regarding ethical and lawful conduct. The Audit Committee of the Board of Directors, composed of directors who are not members of management, meets regularly with management, the independent auditors and the internal auditors to ensure that their respective responsibilities are properly discharged. KPMG LLP and the Director of Internal Audit have full and free independent access to the Audit Committee. The role of KPMG LLP, an independent registered public accounting firm, is to provide an objective examination of the Consolidated Financial Statements and the underlying transactions in accordance with the standards of the Public Company Accounting Oversight Board. The report of KPMG LLP accompanies the Consolidated Financial Statements.
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
ITEM 9A. DISCLOSURE CONTROLS AND PROCEDURES.
(Dollars in thousands)
(a) Evaluation of Disclosure Controls and Procedures
Management, under the supervision and with the participation of the chief executive officer and the chief financial officer, has evaluated the company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report.
During the review of the North America sales commission accrual, it was noted that the reconciliation was not performed properly and the North America sales commission accrual appeared to be understated. A detailed analysis of this reconciliation has been performed and the company has determined that the sales commission accrual was under-accrued by approximately $13,200 at December 31, 2004 and approximately $11,400 at March 31, 2005. First quarter 2005 sales commission expense was overstated by approximately $1,800. Sales commission expense was understated by approximately $300, $2,700 and $1,500 in 2004, 2003 and 2002, respectively. The remaining approximately $8,700 understatement of sales commission expense was related to periods prior to fiscal year 2002.
The results of the analysis were reported to KPMG LLP and to the Audit Committee of the Board of Directors by management. During the discussions with the Audit Committee, management recommended to the Audit Committee that previously reported results for the company be restated to reflect the correction of the error. On July 26, 2005, the Audit Committee agreed with this recommendation. The Audit Committee of the Board of Directors has discussed the matter with KPMG LLP.
In connection with the restatement, under the direction of the chief executive officer and the chief financial officer, the company reevaluated its disclosure controls and procedures and identified the material weakness noted in Management’s Report on Internal Control over Financial Reporting (as restated) in its internal control over financial reporting. As a result of this material weakness, management has concluded that the company’s disclosure controls and procedures were not effective as of December 31, 2004.
As previously reported, management has not identified any change in internal controls over financial reporting occurring during the fourth quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting. However, subsequent to March 31, 2005, the company has taken the remedial actions described below.
(b) Management’s Report on Internal Control over Financial Reporting (as restated)
The management of Diebold, Incorporated is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the company conducted an evaluation of the effectiveness of the company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In the company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 8, 2005, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2004. Subsequently, management determined that its controls did not exist to provide for a proper reconciliation of its North American sales commission accrual account. As a result of this deficiency, the Company has determined that the sales commission accrual account and related commission expense were understated. This material weakness has caused the company to amend its Annual Report on Form 10-K for the year ended December 31, 2004 in order to restate the financial statements for the years ended December 31, 2004, 2003 and 2002 and to restate financial information for the year ended December 31, 2001 and 2000 and each of the quarters in 2003 and 2004.
As a result of this material weakness, management has revised its earlier assessment and has now concluded that the company’s internal control over financial reporting was not effective as of December 31, 2004.
Management’s revised assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which accompanies the Consolidated Financial Statements.
(c) Remediation of Material Weakness in Internal Controls
Management is confident that, as of the date of this filing, the company has taken appropriate measures to fully remediate the material weakness in the company’s internal control over financial reporting with respect to the North America sales commission accrual reconciliation. The remedial actions included:
•	revised the reconciliation procedures to focus on the balance sheet position of the accrual account for North America sales commissions as well as the sales commission expense reported each period, including more senior management review of the reconciliation; and

•	implemented corporate monitoring procedures to ensure timely completion of the reconciliation of accrual accounts.
In connection with this amended Form 10-K, under the direction of the chief executive officer and the chief financial officer, the company has evaluated its disclosure controls and procedures as currently in effect, including the remedial actions discussed above, and we have concluded that, as of this date, our disclosure controls and procedures are effective.

PART IV.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
     (a) 1. Documents filed as a part of this report.
The following Consolidated Financial Statements, notes thereto, the report of independent registered public accounting firm, and supplemental data are included in Item 8 of this Form 10-K/A.
•	Consolidated Balance Sheets at December 31, 2004 and 2003

•	Consolidated Statements of Income for the Years Ended December 31, 2004, 2003 and 2002

•	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002

•	Notes to Consolidated Financial Statements

•	Reports of Independent Registered Public Accounting Firm
     (a) 2. Financial statement schedule
The following report and schedule are included in this Part IV, and are found in this report at the pages indicated:
•	Report of Independent Registered Public Accounting Firm on page 38 of this Form 10-K/A, and

•	Valuation and Qualifying Accounts on page 17 of the original Report on Form 10-K, as amended.
All other schedules are omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.
     (a) 3. Exhibits.

	3.1	(i)	Amended and Restated Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.1 (i) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994. (Commission File No. 1-4879)

	3.1	(ii)	Code of Regulations — incorporated by reference to Exhibit 4(c) to Registrant’s Post-Effective Amendment No. 1 to Form S-8 Registration Statement No. 33-32960.

	3.2		Certificate of Amendment by Shareholders to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.2 to Registrant’s Form 10-Q for the quarter ended March 31, 1996. (Commission File No. 1-4879)

	3.3		Certificate of Amendment to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.3 to Registrant’s Form 10-K for the year ended December 31, 1998. (Commission File No. 1-4879)

	4.		Rights Agreement dated as of February 11, 1999 between Diebold, Incorporated and The Bank of New York — incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form 8-A dated February 11, 1999.

*	10.1		Form of Employment Agreement as amended and restated as of September 13, 1990 — incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990. (Commission File No. 1-4879).

*	10.2		Schedule of Certain Officers who are Parties to Employment Agreements in the form of Exhibit 10.1 — incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended September 30, 2004. (Commission File No. 1-4879).

*	10.5	(i)	Supplemental Employee Retirement Plan I as amended and restated July 1, 2002 – incorporated by reference to Exhibit 10.5(i) of Registrant’s Form 10-Q for the quarter ended September 30, 2002.
			(Commission File No. 1-4879).

*	10.5	(ii)	Supplemental Employee Retirement Plan II as amended and restated July 1, 2002– incorporated by reference to Exhibit 10.5(ii) of Registrant’s Form 10-Q for the quarter ended September 30, 2002. (Commission File No. 1-4879).

*	10.7	(i)	1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992. (Commission File No. 1-4879)

*	10.7	(ii)	Amendment No. 1 to the Amended and Restated 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated – incorporated by reference to Exhibit 10.7 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998. (Commission File No. 1-4879).

*	10.7	(iii)	Amendment No. 2 to the Amended and Restated 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated – incorporated by reference to Exhibit 10.7 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 2003. (Commission File No. 1-4879).

*	10.8	(i)	1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 – incorporated by reference to Exhibit 4(a) to Form S-8 Registration Statement No. 333-60578.

*	10.8	(ii)	Amendment No. 1 to the 1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 – incorporated by reference to Exhibit 10.8 (ii) on Registrant’s Form 10-Q for the quarter ended March 31, 2004. (Commission File No. 1-4879).

*	10.8	(iii)	Amendment No. 2 to the 1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 – incorporated by reference to Exhibit 10.8 (iii) on Registrant’s Form 10-Q for the quarter ended March 31, 2004. (Commission File No. 1-4879).

*	10.8	(iv)	Amendment No. 3 to the 1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 – incorporated by reference to Exhibit 10.8 (iv) on Registrant’s Form 10-Q for the quarter ended June 30, 2004. (Commission File No. 1-4879).

*	10.9		Long-Term Executive Incentive Plan — incorporated by reference to Exhibit 10.9 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993. (Commission File No. 1-4879).

*	10.10	(i)	1992 Deferred Incentive Compensation Plan (as amended and restated) – incorporated by reference to Exhibit 10.10 (i) of Registrant’s Form 10-Q for the quarter ended September 30, 2002. (Commission File No. 1-4879).

*	10.11		Annual Incentive Plan — incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000. (Commission File No. 1-4879).

*	10.13	(i)	Forms of Deferred Compensation Agreement and Amendment No. 1 to Deferred Compensation Agreement — incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996. (Commission File No. 1-4879).

*	10.13	(ii)	Section 162(m) Deferred Compensation Agreement (as amended and restated January 29, 1998) — incorporated by reference to Exhibit 10.13 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998. (Commission File No. 1-4879).

*	10.14		Deferral of Stock Option Gains Plan — incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998. (Commission File No. 1-4879).

*	10.15		Employment Agreement with Walden W. O’Dell — incorporated by reference to Exhibit 10.15 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999. (Commission File No. 1-4879).

	10.17	(i)	Amended and Restated Loan Agreement dated as of April 30, 2003 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, N.A. — incorporated by reference to Exhibit 10.17 to Registrant’s Form 10-Q for the quarter ended June 30, 2003. (Commission File No. 1-4879).

	10.17	(ii)	Amendment No. 1 to the Amended and Restated Loan Agreement dated as of April 30, 2003 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, N.A. — incorporated by reference to Exhibit 10.17 (ii) to Registrant’s Form 10-Q for the quarter ended June 30, 2004. (Commission File No. 1- 4879).

*	10.18	(i)	Retirement and Consulting Agreement with Robert W. Mahoney – incorporated by reference to Exhibit 10.18 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000. (Commission File No. 1-4879).

*	10.18	(ii)	Extension of Retirement and Consulting Agreement with Robert W. Mahoney – incorporated by reference to Exhibit 10.18 (ii) of Registrant’s Form 10-Q for the quarter ended September 30, 2002. (Commission File No. 1-4879).

*	10.18	(iii)	Extension of Retirement and Consulting Agreement with Robert W. Mahoney – incorporated by reference to Exhibit 10.18 (iii) of Registrant’s Form 10-Q for the quarter ended June 30, 2003. (Commission File No. 1-4879).

*	10.18	(iv)	Extension of Retirement and Consulting Agreement with Robert W. Mahoney – incorporated by reference to Exhibit 10.18 (iv) of Registrant’s Form 10-Q for the quarter ended March 31, 2004. (Commission File No. 1-4879).

	10.20	(i)	Transfer and Administration Agreement by and among DCC Funding LLC, Diebold Credit Corporation, Diebold, Incorporated, Receivables Capital Corporation and Bank of America, National Association – incorporated by reference to Exhibit 10.20 (i) on Registrant’s Form 10-Q for the quarter ended March 31, 2001. (Commission File No. 1-4879).

	10.20	(ii)	Amendment No. 1 to the Transfer and Administration Agreement by and among DCC Funding LLC, Diebold Credit Corporation, Diebold, Incorporated, Receivables Capital Corporation and Bank of America, National Association – incorporated by reference to Exhibit 10.20 (ii) on Registrant’s Form 10-Q for the quarter ended March, 31, 2001. (Commission File No. 1-4879).

*	10.21		Employment Agreement with Eric C. Evans – incorporated by reference to Exhibit 10.21 on Registrant’s Form 10-Q for the quarter ended March 31, 2004. (Commission File No. 1-4879).

*	10.22		Form of Non-qualified Stock Option Agreement – incorporated by reference to Exhibit 10.1 on Registrant’s Form 8-K filed on February 16, 2005. (Commission File No. 1-4879).

*	10.23		Form of Restricted Share Agreement – incorporated by reference to Exhibit 10.2 on Registrant’s Form 8-K filed on February 16, 2005. (Commission File No. 1-4879).

*	10.24		Form of RSU Agreement – incorporated by reference to Exhibit 10.3 on Registrant’s Form 8-K filed on February 16, 2005. (Commission File No. 1-4879).

*	10.25	(i)	Form of 2003-2005 Performance Share Agreement – incorporated by reference to Exhibit 10.4 on Registrant’s Form 8-K filed on February 16, 2005. (Commission File No. 1-4879).

*	10.25	(ii)	Form of 2004-2006 Performance Share Agreement – incorporated by reference to Exhibit 10.5 on Registrant’s Form 8-K filed on February 16, 2005. (Commission File No. 1-4879).

**	21.		Subsidiaries of the Registrant as of December 31, 2004.

	23.		Consent of Independent Registered Public Accounting Firm.

**	24.		Power of Attorney.

	31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1		Certification of Principal Executive Officer Pursuant to Section 906 f the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

	32.2		Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 15(b).

**	Previously filed as exhibits to the original 2004 Report on Form 10-K, as amended.

(b) Refer to page 47 of this Form 10-K/A for an index of exhibits.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIEBOLD, INCORPORATED
Date August 12, 2005	By:	/s/ Walden W. O’Dell
Walden W. O’Dell
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Walden W. O’Dell Walden W. O’Dell	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	August 12, 2005

/s/ Gregory T. Geswein Gregory T. Geswein	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	August 12, 2005

/s/ Kevin J. Krakora Kevin J. Krakora	Vice President and Corporate Controller (Principal Accounting Officer)	August 12, 2005

* Eric C. Evans	Director, President and Chief Operating Officer

*	Director
Louis V. Bockius III

*	Director
Christopher M. Connor

*	Director
Richard L. Crandall

*	Director
Gale S. Fitzgerald

*	Director
Phillip B. Lassiter

*	Director
John N. Lauer

*	Director
William F. Massy

*	Director
Eric J. Roorda

SIGNATURES (continued)

Signature	Title
*	Director
W. R. Timken, Jr.

*	Director
Henry D.G. Wallace
*	The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and directors of the Registrant and filed with the Securities and Exchange Commission on behalf of such officers and directors.

Dated: August 12, 2005	By:	*/s/ Gregory T. Geswein
Gregory T. Geswein, Attorney-in-Fact

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT DESCRIPTION
21*	Significant Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

24*	Power of Attorney

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
*	Previously filed as exhibits to the original 2004 Report on Form 10-K, as amended.