Form 10-Q/A
period 2005-03-31
DIEBOLD INC
filed 2005-08-12
CIK 28823

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)

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

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q/A

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q/A
EXPLANATORY NOTE
(Dollars in thousands)
This amendment No. 1 to the Diebold, Incorporated Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 (the “Form 10-Q/A”) includes unaudited restated condensed consolidated financial statements as of March 31, 2005 and for the three months ended March 31, 2005, and a restated condensed consolidated balance sheet as of December 31, 2004. The accompanying restated condensed consolidated financial statements, including the notes thereto, have been revised to reflect restatement adjustments.
The following table summarizes the restatement effects on the company’s condensed consolidated balance sheets and condensed consolidated statements of income as of and for the first quarter ended March 31, 2005 and 2004.

	March 31,	December 31,
	2005	2004
Effect on Consolidated Balance Sheets	Increase/(Decrease)	Increase/(Decrease)
Other current liabilities	$10,301	$11,567
Retained earnings	(10,301)	(11,567)

	March 31,	March 31,
	2005	2004
Effect on Consolidated Statements of Income	Increase/(Decrease)	Increase/(Decrease)
Service cost of sales	$(50)	$148
Gross profit	50	(148)
Selling and administrative expense	(1,739)	(73)
Operating profit	1,789	(75)
Income before taxes	1,789	(75)
Taxes on income	523	(28)
Net income	1,266	(47)

Earnings per share:
Basic	$0.02	$—
Diluted	$0.01	$—
The restatement had no effect on net cash provided by operating activities as the change in net income for the three months ended March 31, 2005 and 2004 was offset entirely by the change in certain other assets and liabilities for the same period.
Refer to Note 1(a), Restatement, to the Condensed Consolidated Financial Statements contained in this Form 10-Q/A for further information on the restatement impact for the three months ended March 31, 2005. Refer also to Note 1(a), Restatement, to the Consolidated Financial Statements contained in the company’s Form 10-K/A filed with the SEC on August 12, 2005 for additional discussion on the nature of the restatement adjustments.
This Form 10-Q/A amends and restates in their entirety Items 1, 2 and 4 of Part I of the original Form 10-Q filed with the SEC on May 5, 2005, and no other information included in the original 10-Q is amended hereby.
All referenced amounts in this Form 10-Q/A for prior periods and prior period comparisons reflect the balances and amounts on a restated basis, as applicable.
This Form 10-Q/A has not been updated for changes in events, estimates or other developments subsequent to May 5, 2005, the date of the original filing of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005. For a discussion of subsequent events and developments as well as revisions to prior estimates, please refer to the company’s current filings with the Securities and Exchange Commission subsequent to May 5, 2005.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q/A
PART I – FINANCIAL INFORMATION
ITEM 1. FINANICAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	Restated
	(Unaudited )	December 31,
	March 31, 2005	2004
ASSETS
Current assets
Cash and cash equivalents	$153,396	$184,045
Short-term investments	26,605	31,654
Trade receivables, less allowances of $9,506 and $10,176, respectively	537,763	583,658
Inventories	341,236	322,293
Prepaid expenses	25,504	22,892
Other current assets	92,607	90,090

Total current assets	1,177,111	1,234,632

Securities and other investments	50,016	52,248

Property, plant and equipment, at cost	630,813	614,114
Less accumulated depreciation and amortization	354,675	346,024

	276,138	268,090

Goodwill	405,146	412,625
Other assets	173,489	167,957

	$2,081,900	$2,135,552

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$212,097	$289,510
Accounts payable	109,675	140,324
Deferred income	187,758	92,862
Other current liabilities	173,710	217,494

Total current liabilities	683,240	740,190

Long-term liabilities	148,546	146,454
Shareholders’ equity
Preferred Shares, no par value, authorized 1,000,000 shares, none issued	—	—
Common shares, par value $1.25, authorized 125,000,000 shares; issued 74,442,671 and 74,233,384 shares, respectively outstanding 71,725,081 and 71,592,293 shares, respectively	93,053	92,792
Additional capital	188,304	179,259
Retained earnings	1,114,736	1,101,492
Treasury shares, at cost (2,717,590 and 2,641,091 shares, respectively)	(117,397)	(113,687)
Accumulated other comprehensive loss	(28,159)	(10,738)
Other	(423)	(210)

Total shareholders’ equity	1,250,114	1,248,908

	$2,081,900	$2,135,552

See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q/A
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Restated
	Three Months Ended
	March 31,
	2005	2004
Net Sales
Products	$238,756	$219,592
Services	301,478	278,663

	540,234	498,255

Cost of sales
Products	169,711	148,296
Services	230,072	210,080

	399,783	358,376

Gross Profit	140,451	139,879

Selling and administrative expense	83,091	80,586
Research, development and engineering expense	14,624	15,538

	97,715	96,124

Operating Profit	42,736	43,755

Other income (expense)
Investment income	2,715	2,719
Interest expense	(2,752)	(2,001)
Miscellaneous, net	(259)	(100)
Minority interest	(956)	(1,552)

Income before taxes	41,484	42,821

Taxes on income	13,543	13,699

Net income	$27,941	$29,122

Basic weighted-average shares outstanding	71,661	72,777
Diluted weighted-average shares outstanding	72,246	73,371

Basic earnings per share	$0.39	$0.40
Diluted earnings per share	$0.38	$0.40

Cash dividends paid per common share	$0.205	$0.185
See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q/A
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	(restated)
	2005	2004
Cash flow from operating activities:
Net income	$27,941	$29,122
Adjustments to reconcile net income to cash provided by operating activities:
Minority share of income	956	1,552
Depreciation and amortization	19,897	18,903
Deferred income taxes	6,289	547
Loss on sale of assets, net	175	24
Cash (used) provided by changes in certain assets and liabilities:
Trade receivables	43,182	(1,208)
Inventories	(20,846)	(30,346)
Prepaid expenses	(2,775)	(3,473)
Other current assets	(10,966)	(10,371)
Accounts payable	(29,659)	(18,560)
Certain other assets and liabilities	44,236	29,864

Net cash provided by operating activities	78,430	16,054

Cash flow from investing activities:
Payments for acquisitions, net of cash acquired	—	(979)
Proceeds from maturities of investments	12,717	816
Payments for purchases of investments	(6,229)	(4,089)
Capital expenditures	(13,712)	(12,785)
Rotable spares expenditures	(6,322)	(4,506)
Increase in certain other assets	(8,426)	(6,617)

Net cash used by investing activities	(21,972)	(28,160)

Cash flow from financing activities:
Dividends paid	(14,697)	(13,473)
Notes payable borrowings	257,027	167,504
Notes payable repayments	(328,823)	(151,465)
Distribution of affiliate’s earnings to minority interest holder	(251)	(498)
Issuance of common shares	2,209	3,358
Repurchase of common shares	—	(16,488)

Net cash used by financing activities	(84,535)	(11,062)

Effect of exchange rate changes on cash	(2,572)	(169)

Decrease in cash and cash equivalents	(30,649)	(23,337)
Cash and cash equivalents at the beginning of the period	184,045	169,951

Cash and cash equivalents at the end of the period	$153,396	$146,614

See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q/A
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)
1(a). RESTATEMENT
The condensed consolidated financial statements have been restated in order to reflect certain adjustments to the company’s financial statements previously reported on Form 10-Q for the quarterly period ended March 31, 2005 related to a reconciliation issue in its North America sales commission accrual account. Refer to Note 1(a) to the Consolidated Financial Statements contained in the company’s Annual Report on Form 10-K/A for the year ended December 31, 2004 filed with the SEC on August 12, 2005 for further discussion of this restatement including the adjustments recorded in annual and quarterly periods other than the first quarter of 2005.
The effects of restatement on the company’s Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Income as of and for the first quarter in the years 2005 and 2004 follow:

	(Unaudited)
	March 31, 2005		December 31, 2004
	As		As
Condensed Consolidated Balance	previously	As	previously	As
Sheets	reported	restated	reported	restated
Other current liabilities	163,409	173,710	$205,927	$217,494
Total current liabilities	672,939	683,240	728,623	740,190
Retained earnings	1,125,037	1,114,736	1,113,059	1,101,492
Total shareholders’ equity	1,260,415	1,250,114	1,260,475	1,248,908

	Three-month period ended March 31,
	2005		2004
	As		As
Condensed Consolidated Income	previously	As	previously	As
Statements (Unaudited)	reported	restated	reported	restated
Cost of sales — service	$230,122	$230,072	$209,932	$210,080
Total cost of sales	399,833	399,783	358,228	358,376
Gross profit	140,401	140,451	140,027	139,879
Selling and administrative expense	84,830	83,091	80,659	80,586
Total operating expenses	99,454	97,715	96,197	96,124
Operating profit	40,947	42,736	43,830	43,755
Income before taxes	39,695	41,484	42,896	42,821
Taxes on income	13,020	13,543	13,727	13,699
Net income	26,675	27,941	29,169	29,122

Basic earnings per share	$0.37	$0.39	$0.40	$0.40
Diluted earnings per share	$0.37	$0.38	$0.40	$0.40
The restatement had no effect on net cash provided by operating activities as the change in net income for the three months ended March 31, 2005 and 2004 was offset entirely by the change in certain other assets and liabilities for the same period.
Management has determined that a control deficiency related to the reconciliation of the North America sales commission accrual account giving rise to the restatement constituted a material weakness in our internal control over financial reporting. The company has taken steps to fully remediate that weakness as of the date of this report. See “Item 4 — Controls and Procedures.”

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q/A
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)
1. CONSOLIDATED FINANCIAL STATEMENTS
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the company’s Annual Report on Form 10-K/A for the year ended December 31, 2004 filed with the SEC on August 12, 2005.
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

	Restated
	Three Months Ended
	March 31,
	2005	2004

Net income, as reported	$27,941	$29,122
Deduct: Total stock-based employee compensation expense determined under fair value method, net of tax	(1,186)	(1,110)

Net income, pro forma	$26,755	$28,012

Earnings per share:
Basic – as reported	$0.39	$0.40
Basic – pro forma	$0.37	$0.38

Diluted – as reported	$0.38	$0.40
Diluted – pro forma	$0.37	$0.38

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q/A
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

	Restated
	Three Months Ended
	March 31,
	2005	2004

Numerator:
Income used in basic and diluted earnings per share	$27,941	$29,122

Denominator:
Basic weighted-average shares	71,661	72,777
Effect of dilutive fixed stock options	585	594

Diluted weighted-average shares	72,246	73,371

Basic earnings per share	$0.39	$0.40

Diluted earnings per share	$0.38	$0.40

Anti-dilutive shares not used in calculating diluted weighted-average shares	208	229
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
FORM 10-Q/A
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)
5. OTHER COMPREHENSIVE INCOME (LOSS) (continued)
     Components of comprehensive income consist of the following for the three months ended March 31:

	Restated	Restated
	2005	2004

Net income	$27,941	$29,122
Other comprehensive income:
Translation adjustment	(17,421)	(6,532)

Comprehensive income	$10,520	$22,520

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
FORM 10-Q/A
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
FORM 10-Q/A
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)
8. SEGMENT INFORMATION (continued)

	DNA	DI	ES	Total

Segment Information by Channel as of and for the quarter ended March 31, 2005

Customer Revenue	$341,577	$192,801	$5,856	$540,234
Operating profit/(loss) (restated)	48,465	(1,897)	(3,832)	42,736
Capital and rotable expenditures	11,122	8,523	389	20,034
Depreciation	7,936	4,902	348	13,186
Property, plant and equipment, at cost	435,842	190,893	4,078	630,813

Segment Information by Channel as of and for the quarter ended March 31, 2004

Customer Revenue	$305,327	$178,055	$14,873	$498,255
Operating profit/(loss) (restated)	39,528	8,355	(4,128)	43,755
Capital and rotable expenditures	12,110	5,049	132	17,291
Depreciation	7,642	5,545	202	13,389
Property, plant and equipment, at cost	399,937	159,455	3,824	563,216

Revenue Summary by Geographic Area

	For the quarter ended March 31:
	2005	2004

The Americas:
Financial self-service solutions	$286,065	$258,156
Security solutions	139,538	115,685
Election systems	5,856	14,873

	431,459	388,714

Asia-Pacific:
Financial self-service solutions	41,379	35,839
Security solutions	6,337	5,940

	47,716	41,779

Europe, Middle East and Africa:
Financial self-service solutions	61,059	67,762
Security solutions	—	—

	61,059	67,762

Total Revenue	$540,234	$498,255

Revenue Summary by Products and Services

	For the quarter ended March 31:
	2005	2004

Financial self-service:
Products	$173,347	$154,262
Services	215,156	207,495

Total financial self-service	388,503	361,757
Security:
Products	62,535	57,415
Services	83,340	64,210

Total security	145,875	121,625

Total financial self-service & security	534,378	483,382

Election systems	5,856	14,873

Total Revenue	$540,234	$498,255

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q/A
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)
9. GUARANTEES AND PRODUCT WARRANTIES
The company has applied the provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, to its agreements that contain guarantees or indemnification clauses. These requirements expand those required by FASB Statement No. 5, Accounting for Contingencies, by requiring a guarantor to disclose certain types of guarantees and recognize liabilities in certain instances, even if the likelihood of requiring the guarantor’s performance is remote. The following is a description of arrangements in effect as of March 31, 2005 in which the company is the guarantor.
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
FORM 10-Q/A
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
On May 2, 2005, the company announced the acquisition of TASC Security. TASC Security is a global leader in electronic security solutions headquartered in London, England with regional offices in Amsterdam, Netherlands; Tokyo, Japan; San Francisco, USA; Dublin, Ireland; Leeds, England; and Melbourne and Sydney, Australia; along with a network of offices in Europe, the Middle East, Africa and Asia Pacific. TASC Security was purchased for approximately $29,000, including the payoff of certain debt arrangements, and will be integrated within the company’s Electronic Security and Currency Systems Group.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q/A
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
FORM 10-Q/A
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
FORM 10-Q/A
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
Goodwill
The company tests all existing goodwill at least annually for impairment using the fair value approach on a “reporting unit” basis in accordance with Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets. The company’s reporting units are defined as Domestic and Canada, Brazil, Latin America, Asia Pacific, Europe, Middle East and Africa (EMEA) and Election Systems. The company uses the discounted cash flow method for determining the fair value of its reporting units. As required by SFAS 142, the determination of implied fair value of the goodwill for a particular reporting unit is the excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities in the same manner as the allocation in a business combination. Implied fair

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q/A
ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
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
Certain accounting guidance, including the guidance applicable to pensions, does not require immediate recognition of the effects of a deviation between actual and assumed experience or the revision of an estimate. This approach allows the favorable and unfavorable effects that fall within an acceptable range to be netted. Although this netting occurs outside the basic financial statements, the net amount is disclosed as an unrecognized gain or loss.
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
FORM 10-Q/A
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
During the first quarter 2005, the company generated $78,430 in cash from operating activities, an increase of $62,376 or 388.5 percent from the same period in 2004. Cash flows from operating activities are generated primarily from operating income and controlling the components of working capital. First quarter 2005 cash flows from operations were positively affected by the $43,182 decrease in accounts receivable compared with an increase of $1,208 in the first quarter 2004. Total sales increased by $41,979 in the first quarter 2005 versus first quarter 2004, while days sales outstanding (DSO) improved 13 days over the same time period. DSO was 83 days at March 31, 2005 compared with 96 days at March 31, 2004. The improvement in DSO was due to a new “order-to-cash” process implemented during 2004. Included in the March 31, 2005 trade receivables were amounts due from San Diego and San Joaquin counties in California totaling approximately $32,000 related to the election systems business. The company anticipates collection of these receivables beginning in the second quarter of 2005. The increase in inventories in the first quarter 2005 was $20,846 and was $9,500 less than the $30,346 increase in inventories during the first quarter 2004. The increase in inventories was due to the continued impact of transitioning to the new Opteva product solution, as well as anticipated strong future orders. In addition, the change in certain other assets and liabilities positively affected cash flows from operations for first quarter 2005 by $44,236 (as restated) as compared with a positive impact of $29,864 (as restated) in 2004. The change was primarily the result of an increase in deferred income due to increased volume of customer service contract billings.
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
FORM 10-Q/A
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
Gross Profit
Gross profit for first quarter 2005 totaled $140,451 (as restated) and was $572 or 0.4 percent higher than gross profit (as restated) in first quarter 2004. Product gross margin was 28.9 percent compared to 32.5 percent in the comparable period of 2004. Included in product cost of sales in the first quarter 2005 was approximately $6,800 in restructuring charges, related primarily to realignment actions taken in Western Europe, which adversely affected product gross margin by 2.9 percentage points. The remaining decrease in product gross margin was attributable to weaker international product gross margins, especially in Europe, and lower election system product margin on overall lower voting sales. Service gross margin was 23.7 percent (as restated) compared to 24.6 percent (as restated) in first quarter 2004. The decrease in service gross margin was the result of continued pricing pressures and increased fuel costs. Included in the service cost of sales in first quarter 2005 was approximately $400 in restructuring charges, which adversely affected service gross margin by 0.1 percentage points.
Operating Expenses
Total operating expenses (as restated) were 18.1 percent of net sales, down from 19.3 percent (as restated) in first quarter 2004. Reduced selling, general and administrative expenses as a percentage of net sales accounted for 0.5 percentage points of the overall improvement to operating expenses. The improved leveraging of selling, general and administrative expenses was achieved due to aggressive controls on personnel costs, including strictly limiting the rate of replacement and new hires, limited base compensation increases and implementing a corporate-wide efficiency program. Reduced research and development expenses resulting from the ongoing product rationalization created by the Opteva rollout accounted for the balance of the improvement in operating expenses.
Other Income (Expense)
Other income and expense and minority interest in the first quarter 2005 remained consistent with the first quarter 2004. The total of other income and expense was $1,252 compared to $934 in first quarter 2004. The increase in interest expense quarter over quarter of $751 was due mainly to higher interest rates.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q/A
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)
March 31, 2005
(Unaudited)
(Dollars in thousands, except per share amounts)
Net Income
Net income for first quarter 2005 was $27,941 (as restated) and decreased $1,181 or 4.1 percent over net income for the first quarter 2004. The decline in net income was mainly the result of $7,300 in total restructuring charges in 2005. In addition, the effective tax rate in first quarter 2005 was 32.6 percent (as restated) compared to 32.0 percent (as restated) in first quarter 2004. The higher effective tax rate in first quarter 2005 was due to the settlement of a prior-year U.S. state tax issue.
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
DNA operating profit (as restated) in the first quarter of 2005 increased by $8,937 or 22.6 percent compared with first quarter 2004 (as restated). The increase was primarily due to increased sales and efficiencies gained from various internal cost control initiatives, which more than offset the adverse impact from higher material and fuel costs. DI operating profit for first quarter 2005 decreased by $10,252 or 122.7 percent compared with the comparable period in 2004, moving from an operating profit of $8,355 in first quarter 2004 to an operating loss of $1,897 in first quarter 2005. The decrease in DI operating profit was primarily due to $6,900 of restructuring charges recorded in Western Europe. In addition, DI experienced lower gross margins because of pricing pressure, higher material and fuel costs, and unfavorable geographic sales mix. Operating loss in ES decreased by $296 or 7.2 percent; moving from an operating loss of $4,128 in first quarter 2004 to a loss of $3,832 in first quarter 2005. This favorable movement in the ES operating loss was a result of lower operating expense levels in first quarter 2005 in the election systems business.
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
Expectations for the second quarter 2005 include:
•	Second quarter revenue is expected to increase 10 to 15 percent on a fixed exchange rate basis.
o	Financial self-service revenue growth of 11 to 14 percent, fixed rate.

o	Security revenue growth of 17 to 21 percent, fixed rate.

o	Election systems revenue is expected to be $20 to $40 million in the second quarter.
•	The company anticipates restructuring charges in the range of $.01 to $.02 per share related to the continued realignment of its operations in Western Europe.

•	Currency exchange is anticipated to be approximately 2 percent favorable versus prior year.

•	Depreciation and amortization to be approximately $20 million.

•	An effective tax rate of approximately 32 percent.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q/A
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)
March 31, 2004
(Unaudited)
(Dollars in thousands, except per share amounts)
OUTLOOK (continued)
•	An increase in pension expense of approximately $.01 per share versus prior year.

•	EPS in the range of $.60 to $.66 per share, including the anticipated restructuring charge. This compares to $.60 in the second quarter of 2004.
Expectations for the full year 2005 include:
•	Revenue growth of 10 to 13 percent, on a fixed exchange rate basis.
o	Financial self-service revenue growth of 7 to 10 percent, fixed rate.

o	Security revenue growth of 17 to 20 percent, fixed rate.

o	Election systems revenue is anticipated to be in the range of $85 to $95 million.
•	Favorable currency impact of approximately 1 percent versus prior year.

•	Depreciation and amortization in the range of $75 to $80 million.

•	An effective tax rate of approximately 32 percent.

•	Pension expense is expected to be $.03 per share higher in 2005, moving from $.05 per share in 2004 to $.08 per share in 2005.

•	Research and development expense will be approximately 2.5 percent of revenue, consistent with prior year.

•	EPS in the range of $2.80 to $2.93, including the anticipated full-year impact of restructuring charges in the range of $.09 to $.12.
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
FORM 10-Q/A
ITEM 4. CONTROLS AND PROCEDURES
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
In connection with the restatement, under the direction of the chief executive officer and the chief financial officer, the company reevaluated its disclosure controls and procedures and identified the material weakness noted in Management’s Report on Internal Control over Financial Reporting (as restated) in its internal control over financial reporting. As a result of this material weakness, management has concluded that the company’s disclosure controls and procedures were not effective as of December 31, 2004 or March 31, 2005.
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
(b) Management’s Report on Internal Control over Financial Reporting (as restated)
The management of Diebold, Incorporated is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the company conducted an evaluation of the effectiveness of the company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In the company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 8, 2005, management concluded that our internal control over financial reporting was effective as of December 31, 2004. Subsequently, management determined that its controls did not exist to provide for a proper reconciliation of its North American sales commission accrual account. As a result of this deficiency, the Company has determined that the sales commission accrual account and related commission expense were understated. This material weakness has caused us to amend our Annual Report on Form 10-K for the year ended December 31, 2004, in order to restate the financial statements for the years ended December 31, 2004, 2003 and 2002 and to restate financial information for the years ended December 31, 2001 and 2000 and each of the quarters in 2003 and 2004.
As a result of this material weakness, our management has revised its earlier assessment and has now concluded that our internal control over financial reporting was not effective as of December 31, 2004.

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
In connection with this amended Form 10-Q, under the direction of the chief executive officer and the chief financial officer, the company has evaluated its disclosure controls and procedures as currently in effect, including the remedial actions discussed above, and we have concluded that, as of this date, our disclosure controls and procedures are effective.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q/A
PART II. OTHER INFORMATION
ITEM 6. EXHIBITS

3.1	(i)	Amended and Restated Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.1(i) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994. (Commission File No. 1-4879).

3.1	(ii)	Code of Regulations — incorporated by reference to Exhibit 4(c) to Registrant’s Post-Effective Amendment No. 1 to Form S-8 Registration Statement No. 33-32960.

3.2		Certificate of Amendment by Shareholders to Amended Articles of Incorporation of Diebold, Incorporated – incorporated by reference to Exhibit 3.2 to Registrant’s Form 10-Q for the quarter ended March 31, 1996. (Commission File No. 1-4879).

3.3		Certificate of Amendment to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.3 to Registrant’s Form 10-K for the year ended December 31, 1998. (Commission File No. 1-4879).

4.		Rights Agreement dated as of February 11, 1999 between Diebold, Incorporated and The Bank of New York — incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form 8-A dated February 11, 1999.

*10.1		Form of Employment Agreement as amended and restated as of September 13, 1990 — incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990. (Commission File No. 1-4879).

*10.2		Schedule of Certain Officers who are Parties to Employment Agreements in the form of Exhibit 10.1 – incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended September 30, 2004. (Commission File No. 1-4879).

*10.5	(i)	Supplemental Employee Retirement Plan I as amended and restated July 1, 2002 – incorporated by reference to Exhibit 10.5 (i) of Registrant’s Form 10-Q for the quarter ended September 30, 2002. (Commission File No. 1-4879).

*10.5	(ii)	Supplemental Employee Retirement Plan II as amended and restated July 1, 2002 – incorporated by reference to Exhibit 10.5 (ii) of Registrant’s Form 10-Q for the quarter ended September 30, 2002. (Commission File No. 1-4879).

*10.7	(i)	1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992. (Commission File No. 1-4879).

*10.7	(ii)	Amendment No. 1 to the Amended and Restated 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998. (Commission File No. 1-4879).

*10.7	(iii)	Amendment No. 2 to the Amended and Restated 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 2003. (Commission File No. 1-4879).

*10.8	(i)	1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 — incorporated by reference to Exhibit 4 (a) to Form S-8 Registration Statement No. 333-60578.

*10.8	(ii)	Amendment No. 1 to the 1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 – incorporated by reference to Exhibit 10.8(ii) on Registrant’s Form 10-Q for the quarter ended March 31, 2004. (Commission File No. 1-4879).

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q/A
PART II. OTHER INFORMATION (continued)
ITEM 6. EXHIBITS (continued)

*10.8	(iii)	Amendment No. 2 to the 1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 – incorporated by reference to Exhibit 10.8(iii) on Registrant’s Form 10-Q for the quarter ended March 31, 2004. (Commission File No. 1-4879).

*10.8	(iv)	Amendment No. 3 to the 1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 – incorporated by reference to Exhibit 10.8(iv) on Registrant’s Form 10-Q for the quarter ended June 30, 2004. (Commission File No. 1-4879).

*10.9		Long-Term Executive Incentive Plan – incorporated by reference to Exhibit 10.9 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993. (Commission File No. 1-4879).

*10.10	(i)	1992 Deferred Incentive Compensation Plan (as amended and restated ) – incorporated by reference to Exhibit 10.10 (i) of Registrant’s Form 10-Q for the quarter ended September 30, 2002. (Commission File No. 1-4879).

*10.11		Annual Incentive Plan — incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000. (Commission File No. 1-4879).

*10.13	(i)	Forms of Deferred Compensation Agreement and Amendment No. 1 to Deferred Compensation Agreement — incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996. (Commission File No. 1-4879).

*10.13	(ii)	Section 162(m) Deferred Compensation Agreement (as amended and restated January 29, 1998) — incorporated by reference to Exhibit 10.13 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998. (Commission File No. 1-4879).

*10.14		Deferral of Stock Option Gains Plan — incorporated by reference to Exhibit 10.14 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998. (Commission File No. 1-4879).

*10.15		Employment Agreement with Walden W. O’Dell – incorporated by reference to Exhibit 10.15 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999. (Commission File No. 1-4879).

*10.17	(i)	Amended and Restated Loan Agreement dated as of April 30, 2003 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, N.A. — incorporated by reference to Exhibit 10.17 to Registrant’s Form 10-Q for the quarter ended June 30, 2003. (Commission File No. 1-4879).

*10.17	(ii)	Amendment No. 1 to the Amended and Restated Loan Agreement dated as of April 30, 2003 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, N.A. — incorporated by reference to Exhibit 10.17(ii) to Registrant’s Form 10-Q for the quarter ended June 30, 2004. (Commission File No. 1-4879).

*10.18	(i)	Retirement and Consulting Agreement with Robert W. Mahoney – incorporated by reference to Exhibit 10.18 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000. (Commission File No. 1-4879).

*10.18	(ii)	Extension of Retirement and Consulting Agreement with Robert W. Mahoney – incorporated by reference to Exhibit 10.18 (ii) of Registrant’s Form 10-Q for the quarter ended September 30, 2002. (Commission File No. 1-4879).

*10.18	(iii)	Extension of Retirement and Consulting Agreement with Robert W. Mahoney — incorporated by reference to Exhibit 10.18 (iii) to Registrant’s Form 10-Q for the quarter ended June 30, 2003. (Commission File No. 1-4879).

*10.18	(iv)	Extension of Retirement and Consulting Agreement with Robert W. Mahoney — incorporated by reference to Exhibit 10.18 (iv) to Registrant’s Form 10-Q for the quarter ended March 31, 2004. (Commission File No. 1-4879).

*10.18	(v)	Extension of Retirement and Consulting Agreement with Robert W. Mahoney.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q/A
PART II. OTHER INFORMATION (Continued)
ITEM 6. EXHIBITS (continued)

10.20	(ii)	Amendment No. 1 to the Transfer and Administration Agreement by and among DCC Funding LLC, Diebold Credit Corporation, Diebold, Incorporated, Receivables Capital Corporation and Bank of America, National Association – incorporated by reference to Exhibit 10.20 (ii) on Registrant’s Form 10-Q for the quarter ended March 31, 2001. (Commission File No. 1-4879).

*10.21		Employment Agreement with Eric C. Evans — incorporated by reference to Exhibit 10.21 on Registrant’s Form 10-Q for the quarter ended March 31, 2004. (Commission File No. 1-4879).

*10.22		Form of Non-qualified Stock Option Agreement – incorporated by reference to Exhibit 10.1 on Registrant’s Form 8-K filed on February 16, 2005. (Commission File No. 1-4879).

*10.23		Form of Restricted Share Agreement – incorporated by reference to Exhibit 10.2 on Registrant’s Form 8-K filed on February 16, 2005. (Commission File No. 1-4879).

*10.24		Form of RSU Agreement – incorporated by reference to Exhibit 10.3 on Registrant’s Form 8-K filed on February 16, 2005. (Commission File No. 1-4879).

*10.25	(i)	Form of 2003-2005 Performance Share Agreement – incorporated by reference to Exhibit 10.4 on Registrant’s Form or 8-K filed on February 16, 2005. (Commission File No. 1-4879).

*10.25	(ii)	Form of 2004-2006 Performance Share Agreement – incorporated by reference to Exhibit 10.5 on Registrant’s Form 8-K filed on February 16, 2005. (Commission File No. 1-4879).

31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	*	Reflects management contract or other compensatory arrangement.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q/A
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIEBOLD, INCORPORATED

(Registrant)

Date : August 12, 2005	By:	/s/ Walden W. O’Dell

Walden W. O’Dell
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date : August 12, 2005	By:	/s/ Gregory T. Geswein

Gregory T. Geswein
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q/A
INDEX TO EXHIBITS
EXHIBIT NO.

** 10.18(v)	Extension of Retirement and Consulting Agreement with Robert W. Mahoney.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

**	Previously filed as an exhibit to the original Quarterly Report on Form 10-Q for the period ended March 31, 2005.