Form 10-Q
period 2005-06-30
DIEBOLD INC
filed 2005-08-15
CIK 28823

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes ☑ No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common shares, as of the latest practicable date.

Class	Outstanding at August 10, 2005
Common Shares $1.25 Par Value	70,361,122 Shares

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
PART I – FINANCIAL INFORMATION
ITEM 1. FINANICAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

		(Restated)
	(Unaudited)	December 31,
	June 30, 2005	2004
ASSETS
Current assets
Cash and cash equivalents	$143,172	$184,045
Short-term investments	35,186	31,654
Trade receivables, less allowances of $10,911 and $10,176, respectively	566,562	583,658
Inventories	351,695	322,293
Prepaid expenses	32,746	22,892
Other current assets	103,130	90,090

Total current assets	1,232,491	1,234,632

Securities and other investments	49,730	52,248

Property, plant and equipment, at cost	630,262	614,114
Less accumulated depreciation and amortization	(348,979)	(346,024)

	281,283	268,090
Goodwill	400,852	412,625
Other assets	193,738	167,957

	$2,158,094	$2,135,552

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$31,906	$289,510
Accounts payable	127,310	140,324
Deferred income	150,952	92,862
Other current liabilities	207,129	217,494

Total current liabilities	517,297	740,190

Notes Payable – Long-term	275,201	—
Other Long-term liabilities	150,606	146,454

Shareholders’ equity
Preferred shares, no par value, authorized 1,000,000 shares, none issued	—	—
Common shares, par value $1.25, authorized 125,000,000 shares; issued 74,488,861 and 74,233,384 shares, respectively outstanding 70,619,905 and 71,592,293 shares, respectively	93,111	92,792
Additional capital	189,725	179,259
Retained earnings	1,132,232	1,101,492
Treasury shares, at cost (3,868,956 and 2,641,091 shares, respectively)	(173,549)	(113,687)
Accumulated other comprehensive loss	(26,152)	(10,738)
Other	(377)	(210)

Total shareholders’ equity	1,214,990	1,248,908

	$2,158,094	$2,135,552

See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
		(Restated)		(Restated)
	2005	2004	2005	2004
Net Sales
Products	$297,701	$263,322	$533,973	$480,619
Services	321,249	282,407	620,127	558,739

	618,950	545,729	1,154,100	1,039,358

Cost of sales
Products	215,569	170,140	383,658	316,893
Services	246,041	212,912	474,234	421,267

	461,610	383,052	857,892	738,160

Gross Profit	157,340	162,677	296,208	301,198

Selling and administrative expense	89,936	83,013	171,944	162,450
Research, development and engineering expense	14,054	14,540	28,319	29,769

	103,990	97,553	200,263	192,219

Operating Profit	53,350	65,124	95,945	108,979

Other income (expense)
Investment income	2,612	2,242	5,327	4,961
Interest expense	(3,782)	(2,360)	(6,534)	(4,361)
Miscellaneous, net	(4,894)	(912)	(5,153)	(1,012)
Minority interest	(1,507)	(1,032)	(2,463)	(2,584)

Income before taxes	45,779	63,062	87,122	105,983

Taxes on income	14,629	20,125	28,120	33,821

Net income from continuing operations	$31,150	$42,937	$59,002	$72,162

Discontinued Operations
Income from discontinued operations	1,228	1,091	1,370	990
Income tax expense	(408)	(401)	(461)	(403)

Income from discontinued operations	820	690	909	587

Net Income	$31,970	$43,627	$59,911	$72,749

Basic weighted-average shares outstanding	71,031	72,176	71,344	72,477
Diluted weighted-average shares outstanding	71,511	72,680	71,874	73,026

Basic earnings per share
Income from continuing operations	$0.44	$0.59	$0.83	$0.99
Income from discontinued operations	$0.01	$0.01	$0.01	$0.01
Net income	$0.45	$0.60	$0.84	$1.00

Diluted earnings per share
Income from continuing operations	$0.44	$0.59	$0.82	$0.99
Income from discontinued operations	$0.01	$0.01	$0.01	$0.01
Net income	$0.45	$0.60	$0.83	$1.00

Cash dividends paid per common share	$0.205	$0.185	$0.410	$0.370
See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
		(Restated)
	2005	2004
Cash flow from operating activities:
Net income	$59,911	$72,749
Adjustments to reconcile net income to cash provided by operating activities:
Income from discontinued operations	(909)	(587)
Minority share of income	2,463	2,584
Depreciation and amortization	39,699	33,359
Deferred income taxes	3,907	(365)
Loss on sale of assets, net	378	46
Cash (used) provided by changes in certain assets and liabilities:
Trade receivables	21,596	(22,050)
Inventories	(31,692)	(60,360)
Prepaid expenses	(10,000)	(10,200)
Other current assets	(17,927)	(11,389)
Accounts payable	(14,948)	(12,952)
Certain other assets and liabilities	18,947	17,566

Net cash provided by operating activities	71,425	8,401

Cash flow from investing activities:
Payments for acquisitions, net of cash acquired	(18,241)	(35,429)
Proceeds from maturities of investments	22,835	8,021
Payments for purchases of investments	(18,179)	(5,212)
Capital expenditures	(29,824)	(23,295)
Rotable spares expenditures	(7,382)	(5,140)
Increase in certain other assets	(13,590)	(10,054)

Net cash used by investing activities	(64,381)	(71,109)

Cash flow from financing activities:
Dividends paid	(29,171)	(26,807)
Notes payable borrowings	581,109	456,474
Notes payable repayments	(544,313)	(362,069)
Distribution of affiliate’s earnings to minority interest holder	(629)	(498)
Issuance of common shares	3,555	4,242
Repurchase of common shares	(56,031)	(53,432)

Net cash (used) provided by financing activities	(45,480)	17,910

Effect of exchange rate changes on cash	(2,437)	(1,848)

Decrease in cash and cash equivalents	(40,873)	(46,646)
Cash and cash equivalents at the beginning of the period	184,045	169,951

Cash and cash equivalents at the end of the period	$143,172	$123,305

See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)
1. CONSOLIDATED FINANCIAL STATEMENTS
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the company’s Annual Report on Form 10-K/A for the year ended December 31, 2004 as filed with the Securities and Exchange Commission (SEC) on August 12, 2005. Refer to the restatement discussion below for further information regarding the nature of the amendment.
In addition, some of the company’s statements in this quarterly report on Form 10-Q report may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. A discussion of these risks and uncertainties is contained in management’s discussion and analysis of financial condition and results of operations in this Form 10-Q. The results of operations for the six-month period ended June 30, 2005 are not necessarily indicative of results to be expected for the full year.
Restatement
The company has filed amendments, on August 12, 2005, to its Annual Report on Form 10-K for the year ended December 31, 2004 and its quarterly report on Form 10-Q for the quarter ended March 31, 2005, to amend and restate financial statements and other financial information for the years 2004, 2003 and 2002 and financial information for the years 2001 and 2000, for the quarter ended March 31, 2005, and for each of the quarters in the year 2004 and 2003 with respect to a reconciliation issue in its North America sales commission accrual account. All amounts are before tax unless otherwise noted. A detailed analysis of this reconciliation has been performed and the company has determined that the commission account was under-accrued by approximately $13,200 at December 31, 2004 and approximately $11,400 at March 31, 2005. First quarter 2005 commission expense was overstated by approximately $1,800. Commission expense was understated by approximately $300, $2,700 and $1,500 in 2004, 2003 and 2002, respectively. The remaining approximately $8,700 understatement of commission expense was related to periods prior to fiscal year 2002.
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
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)
Restatement (Continued)
The effects of the restatement on certain line items of the balance sheet as of December 31, 2004, as well as the income statement for the three and six months ended June 30, 2004, are presented below. The restatement had no effect on net cash provided by operating activities as the decrease in net income from continuing operations for the six months ended June 30, 2004 was offset entirely by the change in certain other assets and liabilities for the same period.
Condensed Consolidated Balance Sheet

	December 31, 2004
	As
	previously	Restatement
	reported	Adjustment	As restated
Other current liabilities	$205,927	11,567	$217,494
Total current liabilities	728,623	11,567	740,190
Retained earnings	1,113,059	(11,567)	1,101,492
Total shareholders’ equity	1,260,475	(11,567)	1,248,908
Condensed Consolidated Income Statements (Unaudited)

	Three Months ended June 30, 2004
	As		Discontinued	Continuing
	previously	Restatement	operations	operations as
	reported	adjustment	adjustment (*)	restated (*)
Net sales	$552,043	$—	$(6,314)	$545,729
Cost of sales	386,786	152	(3,886)	383,052
Gross profit	165,257	(152)	(2,428)	162,677
Operating expenses	98,979	(89)	(1,337)	97,553
Operating profit	66,278	(63)	(1,091)	65,124
Income before taxes	64,216	(63)	(1,091)	63,062
Taxes	20,549	(23)	(401)	20,125
Net income (*)	43,667	(40)	(690)	42,937

Earnings per share: (*)
Basic	$0.60	$—	$(0.01)	$0.59
Diluted	$0.60	$—	$(0.01)	$0.59

	Six Months ended June 30, 2004
	As		Discontinued	Continuing
	previously	Restatement	operations	operations as
	reported	adjustment	adjustment (*)	restated (*)
Net sales	$1,050,298	$—	$(10,940)	$1,039,358
Cost of sales	745,014	300	(7,154)	738,160
Gross profit	305,284	(300)	(3,786)	301,198
Operating expenses	195,176	(162)	(2,796)	192,219
Operating profit	110,108	(138)	(990)	108,979
Income before taxes	107,112	(138)	(990)	105,983
Taxes	34,276	(51)	(403)	33,821
Net income (*)	72,836	(87)	(587)	72,162

Earnings per share: (*)
Basic	$1.00	$—	$(0.01)	$0.99
Diluted	$1.00	$—	$(0.01)	$0.99

(*)	Refer to Note 13 for further discussion of discontinued operations.
Reclassification
The company has reclassified the presentation of the cash flow statement for the six months ended June 30, 2004 to conform to the current-year presentation.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)
2. STOCK OPTION PLANS
Under the 1991 Equity and Performance Incentive Plan, as amended and restated (1991 Plan), the company has granted stock options that are outstanding as of June 30, 2005. The company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for stock options granted under the 1991 Plan. Generally, no stock-based compensation cost was reflected in net income, as all options granted under the 1991 Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. The fair value of each option grant was estimated on the date of grant using the Black Scholes option pricing model with the following assumptions for 2005 and 2004, respectively: risk-free interest rate of 3.6 and 3.0 percent; dividend yield of 1.4 and 1.6 percent; volatility of 30 and 38 percent; and average expected lives of six years for options granted to management and four years for options granted to executive management and nonemployee directors. There was no effect on income from discontinued operations or basic or diluted earnings per share from discontinued operations if the company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
		(Restated)		(Restated)
	2005	2004	2005	2004

Income from continuing operations, as reported	$31,150	$42,937	$59,002	$72,162
Deduct: Total stock-based employee compensation expense determined under fair value method, net of tax	(1,183)	(1,226)	(2,369)	(2,336)

Income from continuing operations, pro forma	$29,967	$41,711	$56,633	$69,826

Net income, as reported	$31,970	$43,627	$59,911	$72,749
Deduct: Total stock-based employee compensation expense determined under fair value method, net of tax	(1,183)	(1,226)	(2,369)	(2,336)

Net income, pro forma	$30,787	$42,401	$57,542	$70,413

Basic earnings per share:
Income from continuing operations – as reported	$0.44	$0.59	$0.83	$0.99
Income from continuing operations – pro forma	$0.42	$0.58	$0.79	$0.96

Net income – as reported	$0.45	$0.60	$0.84	$1.00
Net income – pro forma	$0.43	$0.59	$0.81	$0.97

Diluted earnings per share:
Income from continuing operations – as reported	$0.44	$0.59	$0.82	$0.99
Income from continuing operations – pro forma	$0.42	$0.57	$0.79	$0.96

Net income – as reported	$0.45	$0.60	$0.83	$1.00
Net income – pro forma	$0.43	$0.58	$0.80	$0.96

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
		(Restated)		(Restated)
	2005	2004	2005	2004
Numerators:
Income used in basic and diluted earnings per share:
Income from continuing operations	$31,150	$42,397	$59,002	$72,162
Income from discontinued operations	820	690	909	587

Net income	$31,970	$43,627	$59,911	$72,749
Denominator:
Basic weighted-average shares	71,031	72,176	71,344	72,477
Effect of dilutive fixed stock options	480	504	530	549

Diluted weighted-average shares	71,511	72,680	71,874	73,026

Basic earnings per share:
Income from continuing operations	$0.44	$0.59	$0.83	$0.99
Income from discontinued operations	$0.01	$0.01	$0.01	$0.01
Net income	$0.45	$0.60	$0.84	$1.00

Diluted earnings per share
Income from continuing operations	$0.44	$0.59	$0.82	$0.99
Income from discontinued operations	$0.01	$0.01	$0.01	$0.01
Net income	$0.45	$0.60	$0.83	$1.00

Anti-dilutive shares not used in calculating diluted weighted-average shares	791	480	668	353
4. INVENTORIES
Domestic inventories are valued at the lower of cost or market applied on a first-in, first out (FIFO) basis, and international inventories are valued using the average cost method, which approximates FIFO. At each reporting period, the company regularly identifies and writes down its excess or obsolete inventory to its net realizable value based on forecasted usage, orders and inventory aging. With the development of new products, the company also rationalizes its product offerings and will write down discontinued product to the lower of cost or net realizable value.
Major classes of inventories are summarized as follows:

	June 30, 2005	December 31, 2004
Finished goods	$107,510	$92,806
Spare parts	65,174	77,715
Work in process	140,577	123,156
Raw materials	38,434	28,616

Total inventory	$351,695	$322,293

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
(Unaudited)
(In thousands, except per share amounts)
5. OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive loss is reported separately from retained earnings and additional capital in the condensed consolidated balance sheets. Items considered to be other comprehensive loss include adjustments made for foreign currency translation (under SFAS No. 52) and pensions (under SFAS No. 87). Components of other accumulated comprehensive loss consist of the following:

	June 30,	December 31,
	2005	2004

Translation adjustment	$(18,197)	$(2,783)
Pensions, less accumulated taxes of $(3,541) for 2005 and 2004	(7,955)	(7,955)

	(26,152)	$(10,738)

Components of comprehensive income consist of the following for the six months ended June 30:

		(Restated)
	2005	2004

Net income	$59,911	$72,749
Other comprehensive income:
Translation adjustment	(15,414)	(33,996)

	$44,497	$38,753

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

	Pension Benefits		Other Benefits
	2005	2004	2005	2004

Components of Net Periodic Benefit Cost Three months ended June 30
Service cost	$3,099	$2,975	$1	$19
Interest cost	5,570	5,299	313	389
Expected return on plan assets	(7,239)	(7,271)	—	—
Amortization of prior service cost	280	303	(153)	(73)
Amortization of initial transition asset	(164)	(374)	—	—
Recognized net actuarial loss	584	231	132	115

Net periodic pension benefit cost	$2,130	$1,163	$293	$450

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)
6. BENEFIT PLANS (continued)

	Pension Benefits		Other Benefits
	2005	2004	2005	2004

Components of Net Periodic Benefit Cost Six months ended June 30
Service cost	$6,198	$5,949	$2	$37
Interest cost	11,140	10,598	626	778
Expected return on plan assets	(14,478)	(14,542)	—	—
Amortization of prior service cost	560	606	(306)	(145)
Amortization of initial transition asset	(328)	(747)	—	—
Recognized net actuarial loss	1,168	462	264	230

Net periodic pension benefit cost	$4,260	$2,326	$586	$900

Employer Contributions
The company expects to contribute $1,880 to its non-qualified pension plan and $3,018 to its other postretirement benefit plan in 2005. There have been no significant changes to the 2005 contribution amounts previously disclosed. As of June 30, 2005, no contributions have been made.
7. RECENT ACCOUNTING PRONOUNCEMENTS
In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Also, SFAS No. 123(R) provides significant additional guidance regarding the valuation of employee stock options. While SFAS No. 123(R) does not require the use of a specific option-pricing model, it does indicate that lattice models usually will provide a better estimate of fair value of an employee stock option. The company currently prepares the pro forma disclosures required under SFAS No. 123 using the Black-Scholes option-pricing model. On April 14, 2005, the U.S. Securities and Exchange Commission announced a deferral of the effective date of SFAS No. 123(R) for calendar year companies until the beginning of 2006; however, early adoption is permitted. The company intends to implement this standard in the first quarter of 2006.
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
In May 2005, the company announced the acquisition of TASC Security. TASC Security is a global leader in electronic security solutions headquartered in London, England with regional offices in Amsterdam, Netherlands; Tokyo, Japan; San Francisco, USA; Dublin, Ireland; Leeds, England; and Melbourne and Sydney, Australia; along with a network of offices in Europe, the Middle East, Africa and Asia Pacific. TASC Security was purchased for approximately $29,000, including the payoff of certain debt arrangements, and will be integrated within the company’s Electronic Security and Currency Systems Group. Estimated goodwill and intangibles amounted to approximately $21,300.
In June 2004, the company acquired TFE Technology Holdings, LLC, for a total purchase price of $34,450, including the payoff of certain debt arrangements. The company has completed the process of valuing other intangible assets apart from goodwill initially recorded at the time of the transaction. As a result, during the second quarter of 2005, the company reclassified $22,417 from goodwill to other intangible assets to reflect the value of the trade name, customer relationships and contracts, non-compete agreements and internally-developed software acquired. The amortization period related to these other intangible assets was initiated in the second quarter of 2005.
9. SEGMENT INFORMATION
The company’s segments are comprised of its three main sales channels: Diebold North America (DNA), Diebold International (DI) and Election Systems (ES). These sales channels are evaluated based on revenue from customers and operating profit contribution to the total corporation. The reconciliation between segment information and the Condensed Consolidated Financial Statements is disclosed below. Revenue summaries by geographic area and product and service solutions are also disclosed below. All income and expense items below operating profit are not allocated to the segments and are not disclosed.
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

	DNA	DI	ES	Total

Segment Information by Channel for the quarter ended June 30, 2005

Revenue from continuing operations	$346,192	$250,347	$22,411	$618,950
Operating profit	42,216	9,745	1,389	53,350
Capital and rotable expenditures	13,139	4,006	27	17,172
Depreciation	12,035	3,779	179	15,993

Segment Information by Channel for the quarter ended June 30, 2004

Revenue from continuing operations	$335,433	$183,168	$27,128	$545,729
Operating profit – (restated)	52,976	9,913	2,235	65,124
Capital and rotable expenditures	6,395	4,678	71	11,144
Depreciation	4,479	5,420	220	10,119

Segment Information by Channel as of and for the six months ended June 30, 2005

Revenue from continuing operations	$682,686	$443,148	$28,266	$1,154,100
Operating profit/(loss)	90,540	7,848	(2,443)	95,945
Capital and rotable expenditures	24,234	12,529	443	37,206
Depreciation	19,971	8,681	527	29,179
Property, plant and equipment, at cost	433,715	192,444	4,103	630,262

Segment Information by Channel as of and for the six months ended June 30, 2004

Revenue from continuing operations	$636,134	$361,223	$42,001	$1,039,358
Operating profit/(loss) – (restated)	92,604	18,268	(1,893)	108,979
Capital and rotable expenditures	18,505	9,727	203	28,435
Depreciation	12,121	10,965	422	23,508
Property, plant and equipment, at cost	406,879	159,736	3,895	570,510

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)
9. SEGMENT INFORMATION (continued)
Revenue Summary by Geographic Area

	For the quarter ended June 30:		For the six months ended June 30:
	2005	2004	2005	2004

The Americas:
Financial self-service solutions	$288,859	$275,411	$574,925	$533,567
Security solutions	150,356	122,769	284,810	233,828
Election systems	22,411	27,128	28,266	42,001

	461,626	425,308	888,001	809,396

Asia-Pacific:
Financial self-service solutions	57,539	36,446	98,918	72,285
Security solutions	8,371	7,535	14,708	13,475

	65,910	43,981	113,626	85,760

Europe, Middle East and Africa:
Financial self-service solutions	87,292	76,418	148,351	144,180
Security solutions	4,122	22	4,122	22

	91,414	76,440	152,473	144,202

Total revenue	$618,950	$545,729	$1,154,100	$1,039,358

Revenue Summary by Product and Service Solutions

	For the quarter ended June 30:		For the six months ended June 30:
	2005	2004	2005	2004

Financial self-service:
Products	$212,690	$178,630	$386,037	$332,892
Services	221,000	209,645	436,156	417,140

Total financial self-service	433,690	388,275	822,193	750,032

Security:
Products	66,807	61,736	126,858	116,856
Services	96,042	68,590	176,783	130,469

Total security	162,849	130,326	303,641	247,325

Total financial self-service & security	596,539	518,601	1,125,834	997,357

Election systems	22,411	27,128	28,266	42,001

Total revenue	$618,950	$545,729	$1,154,100	$1,039,358

10. GUARANTEES AND PRODUCT WARRANTIES
The company has applied the provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, to its agreements that contain guarantees or indemnification clauses. These requirements expand those required by FASB Statement No. 5, Accounting for Contingencies, by requiring a guarantor to disclose certain types of guarantees and recognize liabilities in certain instances, even if the likelihood of requiring the guarantor’s performance is remote. The following is a description of arrangements in effect as of June 30, 2005 in which the company is the guarantor.
In connection with the construction of two of its manufacturing facilities, the company guaranteed repayment of principal and interest on a total of $13,300 variable rate industrial development revenue bonds by obtaining letters of credit. The bonds were issued with a 20-year original term and are scheduled to mature in 2017. Any default, as defined in the agreements, would obligate the company for the full amount of the outstanding bonds through maturity. At June 30, 2005, the carrying value of the liability was $13,300 and is included in long-term liabilities.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)
10. GUARANTEES AND PRODUCT WARRANTIES (continued)
The company provides its global operations guarantees and standby letters of credit through various financial institutions to suppliers, regulatory agencies and insurance providers. If the company is not able to make payment, the suppliers, regulatory agencies and insurance providers may draw on the pertinent bank. As of June 30, 2005, the maximum future payment obligations relative to these various guarantees totaled $47,367, of which $17,889 represented standby letters of credit to insurance providers, and no associated liability was recorded.
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

	2005	2004

Balance at January 1	$14,410	$12,096
Current period accruals	8,551	3,809
Current period settlements	(5,936)	(5,375)

Balance at June 30	$17,025	$10,530

11. RESTRUCTURING CHARGES
During the first quarter of 2005, the company initiated a restructuring plan for its manufacturing and service operations, primarily in Western Europe, to remove its excess capacity. In the second quarter of 2005, the company initiated a separate restructuring plan for the announced closing of its Danville, Virginia manufacturing operations. Total pretax costs to be incurred in the plans are anticipated to be approximately $27,000, of which $3,450 and $10,753 were expensed for the second quarter 2005 and the six months ended June 30, 2005, respectively ($2,318 and $7,254 after tax or $0.03 and $0.10 per diluted share), resulting in an accrual of approximately $1,700 as of June 30, 2005. The restructuring charges for the three and six months ended June 30, 2005 were incurred as follows: $2,177 and $8,960 against product cost of sales; $500 and $844 against service cost of sales and $773 and $949 against general and administrative costs. The restructuring charges for the quarter ended June 30, 2005 were $2,804 in DNA and $646 in DI while for the six months ended June 30, 2004, the charges were $3,298 in DNA and $7,455 in DI.
The actions taken occurred during the first six months of 2005, with the associated expenses expected to be incurred through December of 2005. The charges were comprised primarily of severance and other employee costs associated with staff reductions. Staff reductions resulted in approximately 90 involuntary employee terminations.
12. CREDIT FACILITY AMENDMENT
In April, the company amended its credit facility with JPMorgan Chase Bank, N.A. The credit facility borrowing limit remains the same at $200,000 and 150,000 euros ($193,088). However, the amendment allows the company to add additional borrowing capacity of up to $150,000 under the facility if the company chooses to do so. The amendment also increased the existing one-year term of the credit facility to a five year term, expiring on April 27, 2010. All covenants have remained the same.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)
13. DISCONTINUED OPERATIONS / SUBSEQUENT EVENTS
In July 2005, the company announced the sale of its campus card systems business for approximately $38,000. Because the assets related to the campus card systems business were considered held-for-sale as of June 30, 2005, the company has disclosed these operations as discontinued in the condensed consolidated statements of income for all periods presented herein in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Separate disclosure of the specific assets held-for-sale, both current and non-current, is not presented as the amounts are not material to the consolidated balance sheets. The following summarizes discontinued operations reclassified from continuing operations in the condensed consolidated statements of income:

	Three Months ended June 30,		Six Months ended June 30
	2005	2004	2005	2004
Net sales	$6,549	$6,314	$11,633	$10,940
Cost of sales	3,865	3,886	7,365	7,154
Gross profit	2,684	2,428	4,268	3,786
Operating expenses	1,455	1,337	2,898	2,796
Operating profit	1,228	1,091	1,370	990
Income before taxes	1,228	1,091	1,370	990
Taxes	408	401	461	403
Net income	820	690	909	587

Earnings per share:
Basic	$0.01	$0.01	$0.01	$0.01
Diluted	$0.01	$0.01	$0.01	$0.01
On August 4, 2005, the Board of Directors of the company authorized the company to repurchase up to 2,000 additional shares of its common stock on the open market.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As of June 30, 2005
(Unaudited)
(Dollars in thousands, except per share amounts)
RESTATEMENT
The company has filed, on August 12, 2005, amendments to its Annual Report on Form 10-K for the year ended December 31, 2004, and to its quarterly Report on form 10-Q for the quarter ended March 31, 2005 to amend and restate financial statements and other financial information for the year 2004 and the quarter ended March 31, 2005 and for each of the quarters in 2004 with respect to a reconciliation issue in its North America sales commission accrual account.
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
(Continued)
As of June 30, 2005
(Unaudited)
(Dollars in thousands, except per share amounts)
systems in the past presidential election, and the Help America Vote Act (HAVA) requirement that jurisdictions must have HAVA-compliant equipment installed by January 1, 2006, the company expects to recover a significant portion of the delayed sales in 2005, as well as participate in new jurisdiction decisions to purchase voting equipment in 2005, although the delay in orders continued in the first quarter of 2005. Despite these expectations for 2005, future delays or increases in the costs of providing products and services may be encountered as a result of possible future challenges, changes in the laws and changes to product specifications, any of which may adversely affect the company’s election systems sales.
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
As of June 30, 2005
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
Goodwill
The company tests all existing goodwill at least annually for impairment using the fair value approach on a “reporting unit” basis in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The company’s reporting units are defined as Domestic and Canada, Brazil, Latin America, Asia Pacific, Europe, Middle East and Africa (EMEA) and Election Systems. The company uses the discounted cash flow method for determining the fair value of its reporting units. As required by SFAS 142, the determination of implied fair value of the goodwill for a particular reporting unit is the excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities in the same manner as the allocation in a business combination. Implied fair value goodwill is determined as the excess of

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As of June 30, 2005
(Unaudited)
(Dollars in thousands, except per share amounts)
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
Certain accounting guidance, including the guidance applicable to pensions, does not require immediate recognition of the effects of a deviation between actual and assumed experience or the revision of an estimate. This approach allows the favorable and unfavorable effects that fall within an acceptable range to be netted. Although this netting occurs outside the basic financial statements, the net amount is disclosed as an unrecognized gain or loss in Note 11 to the company’s Annual Report on Form 10-K/A for the year ended December 31, 2004.
Based on the above assumptions, the company expects pension expense to increase by $3,836 in 2005, increasing from $4,664 in 2004 to approximately $8,500 in 2005. Changes in any of the aforementioned assumptions could result in changes in the related retirement benefit cost and obligation. The company’s qualified pension plans remain adequately funded, and the company is not required to make any additional contributions in 2005. Pension expense excludes retiree medical expense, which is also included in operating expenses and was $667 and $680 for the six months ended June 30, 2005 and 2004, respectively.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
As of June 30, 2005
(Unaudited)
(Dollars in thousands, except per share amounts)
LIQUIDITY AND CAPITAL RESOURCES
Capital resources are obtained from income retained in the business, borrowings under the company’s committed and uncommitted credit facilities, long-term industrial revenue bonds, and operating and capital leasing arrangements. At June 30, 2005, the company had U.S. dollar denominated outstanding bank credit lines approximating $170,858, euro denominated outstanding bank credit lines approximating 107,586 (translated at $130,201) and Indian rupee denominated outstanding bank credit lines approximating 263,000 (translated at $6,048). An additional $106,329 was available under committed credit line agreements and $41,552 was available under uncommitted lines of credit. Management expects that cash provided from operations, available credit, long-term debt and the use of operating leases will be sufficient to finance planned working capital needs, investments in facilities or equipment, and the purchase of company stock. Part of the company’s growth strategy is to pursue strategic acquisitions. The company has made acquisitions in the past and intends to make acquisitions in the future. The company intends to finance any future acquisitions with either cash provided from operations, borrowings under available credit facilities, proceeds from debt or equity offerings and/or the issuance of common shares.
During the six months ended June 30, 2005, the company generated $71,425 in cash from operating activities, an increase of $63,024 or 750.2 percent from the same period in 2004. Cash flows from operating activities are generated primarily from operating income and controlling the components of working capital. The six months ended June 30, 2005, cash flows from operations were positively affected by the $21,596 decrease in accounts receivable compared with an increase of $22,050 in the six months ended June 30, 2004. Total sales increased by $114,742 during the six months ended June 30, 2005 versus the same period in 2004, while days sales outstanding (DSO) improved 16 days over the same time period. DSO was 76 days at June 30, 2005 compared with 92 days at June 30, 2004. The improvement in DSO was due to a new “order-to-cash” process implemented during the second half of 2004. Included in the June 30, 2005 trade receivables were amounts due from San Diego and San Joaquin counties in California totaling approximately $32,000 related to the election systems business. The company expects to collect these receivables in 2005. The increase in inventories during the six months ended June 30, 2005 was $31,692 and was $28,668 less than the $60,360 increase in inventories during the six months ended June 30, 2004. The increase in inventories was due to the continued impact of transitioning to the new Opteva product solution, as well as anticipated strong future orders. Inventory turns improved by 0.2 turns, moving from 5.0 turns at June 30, 2004 to 5.2 turns at June 30, 2005. In addition, the change in certain other assets and liabilities positively affected cash flows from operations during the first half of 2005 by $18,947 as compared with a positive impact of $17,566 in 2004. The change was primarily the result of an increase in deferred income due to increased volume of customer service contract billings.
The company used $64,381 for investing activities during the six months ended June 30, 2005, a decrease of $6,728 or 9.5 percent over the same period in 2004. The decrease over the prior year was primarily the result of lower acquisition investments, which decreased $17,188, moving from $35,429 for the six months ended June 30, 2004 to $18,241 for the same period of 2005. This decrease was partially offset by the $8,771 increase in capital and rotables spares expenditures in the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The increase in capital expenditures was due in part to the company’s continued investment in implementing a global Oracle ERP system. Rotable spares expenditures increased as a direct result of the increase in the company’s service solutions business.
The company used $45,480 for financing activities during the six months ended June 30, 2005, an increase of $63,390 or 353.9 percent compared to $17,910 cash provided by financing activities for the six months ended June 30, 2004. The overall increase in net cash used during the six months ended June 30, 2005 was due to lower net borrowings of $36,796 as compared with net borrowings of $94,405 in the same period in 2004. In addition to the $57,609 decrease in net borrowing, the company increased dividend payments by $2,364 or 8.8 percent and repurchased $2,599 or 4.9 percent more common shares in the first half of 2005 versus the same period in 2004.
Except for the amended credit facility discussed in Note 12 to the condensed consolidated financial statements, contractual

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
As of June 30, 2005
(Unaudited)
(Dollars in thousands, except per share amounts)
cash obligations with initial and remaining terms in excess of one year and contingent liabilities remained generally unchanged at June 30, 2005 compared to December 31, 2004.
RESULTS OF OPERATIONS
Second Quarter 2005 Comparisons with Second Quarter 2004
Net Sales
Net sales for the second quarter of 2005 totaled $618,950 and were $73,221 or 13.4 percent higher than net sales for the second quarter of 2004. Financial self-service product revenue increased by $34,060 or 19.1 percent over the comparable period in 2004, primarily due to continued increase in demand of the Opteva financial self service product line combined with the benefits from the positive currency effects of the real, euro, and other currencies. Security product revenue increased by $5,071 or 8.2 percent over the second quarter of 2004, due primarily to increases in the retail, government and financial security markets as a result of growth in the market, complimented by growth resulting from strategic acquisitions and increased market share. Total service revenue for financial self-service and security solutions increased $38,807 or 13.9 percent over second quarter 2004, as the company continued to expand its service customer base.
Election systems net sales were $22,411, a decrease of $4,717 or 17.4 percent over second quarter 2004. Purchasing delays by county and state governments within the United States as a result from ongoing political debates over electronic voting adversely affected the overall election systems business.
Gross Profit
Gross profit for the second quarter of 2005 totaled $157,340 and was $5,337 or 3.3 percent lower than gross profit in the second quarter of 2004. Product gross margin was 27.6 percent in the second quarter of 2005 compared to 35.4 percent in the comparable period of 2004. The decrease in product gross margin was due to restructuring charges of approximately $2,500 and $2,800 of charges primarily related to start up costs incurred for the Opteva product line in EMEA. Additionally, the decrease in product gross margins was attributable to a heavier mix of revenue derived from lower-margin businesses for the second quarter versus 2004. This includes a higher percentage of national account revenue in the United States, a greater mix of international revenue, particularly from India and Thailand, and increased revenue from the security and election systems businesses.
Service gross margin in the second quarter 2005 decreased to 23.4 percent compared with 24.6 percent in the second quarter 2004. Included in the service cost of sales in the second quarter of 2005 was approximately $600 in restructuring charges. The remaining decrease in service gross margin was due to continued pricing pressures and increased fuel costs.
Operating Expenses
Total operating expenses in the second quarter of 2005 were 16.8 percent of net sales, down from 17.9 percent in the second quarter 2004. Reduced selling and administrative expenses as a percent of revenue accounted for 0.7 percent of the overall 1.1 percent improvement to operating expenses. The improved leveraging of selling and administrative expenses was achieved due to aggressive controls on personnel costs, implementing a corporate-wide efficiency program and reductions to bonus and incentive compensation accruals due to lower performance expectations for the year. Reduced R&D expense resulting from ongoing product rationalization created by the Opteva rollout accounted for the balance of the improvement.
Other Income (Expense)
Investment income for the second quarter 2005 was $2,612, and increased $370 or 16.5 percent over investment income for the second quarter 2004. The increase was due to a larger investment portfolio in 2005. Interest expense for the second quarter 2005 was $3,782 and increased $1,422 or 60.3 percent compared to the second quarter 2004. The increase was due to higher borrowing rates, as well as slightly higher borrowing levels quarter over quarter. Miscellaneous, net for the second quarter of 2005 was $4,894 and increased by $3,982 compared with second quarter 2004. Included in the increase in miscellaneous, net was increased foreign exchange loss of $3,536. The increase in foreign exchange loss was primarily due to the weakening of the US dollar as compared to the euro and other currencies.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
As of June 30, 2005
(Unaudited)
(Dollars in thousands, except per share amounts)
Net Income
Net income for the second quarter of 2005 was $31,970 and decreased $11,657 or 26.7 percent over net income for the second quarter of 2004. The decrease was primarily due to lower gross margins, restructuring charges and increased foreign exchange losses for the second quarter of 2005.
Segment Revenue and Operating Profit Summary
Diebold North America (DNA) second quarter 2005 net sales of $346,192 increased $10,759 or 3.2 percent over the second quarter 2004 net sales of $335,433. The increase in DNA net sales was due to increased product and service revenue from growth in the market as well as gains in market share with the continued favorable response to the Opteva financial self-service product line. Diebold International (DI) second quarter 2005 net sales of $250,347 increased by $67,179 or 36.7 percent compared with net sales in the comparable period of 2004 of $183,168. The increase in DI net sales was attributed to strong revenue growth of $21,929 in Asia Pacific and higher revenue from Latin America of $30,276 and from EMEA of $14,974. During the second quarter of 2005, revenue was positively impacted by the year-over-year strengthening of the real, euro and certain other currencies. The positive currency impact in the second quarter of 2005 was approximately $14,100. Election Systems (ES) second quarter 2005 net sales of $22,411 decreased by $4,717 or 17.4 percent compared to second quarter 2004 net sales of $27,128. Purchasing delays by county and state governments within the United States as a result of ongoing political debates over electronic voting have adversely affected the overall election systems business in 2005.
DNA operating profit for second quarter 2005 decreased by $10,760 or 20.3 percent compared with second quarter 2004. The decrease was primarily attributable to restructuring charges of $2,804 and unfavorable revenue mix and pricing pressure for the second quarter of 2005. DI operating profit for second quarter 2005 decreased by $168 or 1.7 percent compared with the comparable period in 2004. The decrease was primarily due to lower security gross margins, which decreased due to pricing pressure and higher material costs. Operating profit in ES decreased by $846 or 37.9 percent for second quarter 2005 compared to the second quarter 2004.
Refer to Note 9 to the condensed consolidated financial statements for further details of segment revenue and operating profit.
Six Months Ended June 30, 2005 Comparisons with Six Months Ended June 30, 2004
Net Sales
Net sales for the six months ended June 30, 2005 totaled $1,154,100 and were $114,742 or 11.0 percent higher than net sales for the comparable period in 2004. Financial self-service product revenue for the six months ended June 30, 2005 increased by $53,145 or 16.0 percent over the comparable period in 2004, primarily due to growth in the market as well as gains in market share, and the benefits from the positive foreign currency effects. Security product revenue increased by $10,002 or 8.6 percent for the six months ended June 30, 2004, due primarily to increases in the retail, government and financial security markets as a result of growth in the market, complemented by growth resulting from strategic acquisitions and increased market share. Total service revenue for financial self-service and security solutions increased $65,330 or 11.9 percent over 2004, as the company continued to expand its service customer base.
Election systems net sales of $28,266 decreased by $13,735 or 32.7 percent compared to the six months ended June 30, 2004. Purchasing delays by county and state governments within the United States as a result of ongoing political debates over electronic voting have adversely affected the overall election systems business in 2005.
Gross Profit
Gross profit for the six months ended June 30, 2005 totaled $296,208 and was $4,990 or 1.7 percent lower than gross profit in the six months ended June 30, 2004. Product gross margin was 28.2 percent in the six month period ended June 30, 2005 compared to 34.1 percent in the comparable period in 2004. The decline in product gross margin was primarily due to restructuring charges of approximately $9,300, lower product margins in the domestic election systems market, as well as pricing pressure on non-Opteva financial self-service product offerings and U.S. security products. Service gross margin in the six months ended June 30, 2005 decreased to 23.5 percent compared with 24.6 percent in the six months ended June 30, 2004. The service margin decrease was due to continued pricing pressures, increased fuel costs and restructuring charges of approximately $1,000.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
As of June 30, 2005
(Unaudited)
(Dollars in thousands, except per share amounts)
Operating Expenses
Total operating expenses for the six months ended June 30, 2005 were 17.4 percent of net sales, down from 18.5 percent in the six months ended June 30, 2004. The improved leveraging of operating expenses as a percent of net sales was achieved due to aggressive cost controls on personnel costs, implementing a corporate-wide efficiency program and reductions to bonus and incentive compensation accruals due to lower performance expectations for the year. Reduced research and development expense resulting from ongoing product rationalization created by the Opteva rollout accounted for the balance of the improvement.
Other Income (Expense)
Investment income for the six months ended June 30, 2005 was $5,327 and increased $366 or 7.4 percent over investment income for the six months ended June 30, 2004. The increase was due to a larger investment portfolio in 2005. Interest expense for the six months ended June 30, 2005 was $6,534 and increased $2,173 or 49.8 percent compared to same period in 2004. The increase was due to higher borrowing rates and higher borrowing levels year over year. Miscellaneous, net for the six months ended June 30, 2005 was $5,153 and increased $4,141or 409.2 percent compared to the same period in 2004. Included in the increase in miscellaneous, net was foreign exchange losses of $3,699. The increase in foreign exchange loss was primarily due to the weakening of the US dollar as compared to the euro and other currencies.
Net Income
Net income for the six months ended June 30, 2005 was $59,911 and decreased $12,838 or 17.6 percent over net income for the six months ended June 30, 2004. The decrease was primarily due to lower gross margins, restructuring charges and increased foreign exchange losses for the six months ended June 30, 2005.
Segment Revenue and Operating Profit Summary

DNA net sales of $682,686 for the six months ended June 30, 2005 increased $46,552 or 7.3 percent over the comparable period 2004 net sales of $636,134. The increase in DNA net sales was due to increased product and service revenue from growth in the market and gains in market share with the continued favorable response to the Opteva financial self-service product line. DI net sales of $443,148 for the six months ended June 30, 2005 increased by $81,925 or 22.7 percent over the comparable period of 2004 net sales of $361,223. The increase in DI net sales was attributed to strong revenue growth of $27,866 in Asia Pacific and higher revenue from Latin America of $45,788 and from EMEA of $8,271. During the six months ended June 30, 2005, revenue was positively impacted by the year-over-year strengthening of the real, euro and certain other currencies. The positive currency impact in the first half of 2005 was approximately $23,000. ES net sales of $28,266 for the six months ended June 30, 2005 decreased $13,735 or 32.7 percent compared to the six months ended June 30, 2004. Purchasing delays by county and state governments within the United States as a result of ongoing political debates over electronic voting have adversely affected the overall election systems business in 2005. The operating loss in ES increased by $550 or 29.1 percent, moving from an operating loss of $1,893 in the six months ended June 30, 2004 to an operating loss of $2,443 in 2005. This increase in ES operating loss was result of lower margins.

DNA operating profit for the six months ended June 30, 2005 decreased by $2,064 or 2.2 percent versus the comparable period in 2004. The decrease was primarily due to restructuring charges of $3,298 for the six month period ended June 30, 2005. DI operating profit for the six months ended June 30, 2005 decreased by $10,420 or 57.0 percent versus the comparable period in 2004. The decrease was primarily due to restructuring charges of $7,455 for the six month period ended June 30, 2005. The operating loss in ES increased by $550 or 29.1 percent, moving from an operating loss of $1,893 in the six months ended June 30, 2004 to an operating loss of $2,443 in 2005. This increase in ES operating loss was a result of lower margins.
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
Expectations for the third quarter 2005 include:
•	Third quarter revenue is expected to increase 11 to 13 percent on a fixed exchange-rate basis.
o	Financial self-service revenue growth of 7 to 9 percent, fixed rate.

o	Security revenue growth of 10 to 12 percent, fixed rate.

o	Election systems revenue is expected to be $45,000 to $55,000.
•	The company anticipates manufacturing start-up and restructuring total charges in the range of $0.07 to $0.10 per share related to the continued realignment of its operations.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
As of June 30, 2005
(Unaudited)
(Dollars in thousands, except per share amounts)
•	Currency exchange is anticipated to impact revenue favorably by approximately 1.5 percent versus prior year.

•	Depreciation and amortization to be approximately $20,000.

•	An effective tax rate of approximately 32 percent.

•	An increase in pension expense of approximately $.01 per share versus prior year.

•	EPS in the range of $0.74 to $0.79 per share, including the anticipated manufacturing start-up costs and restructuring charges, and the one-time gain of approximately $0.18 per share on the sale of the campus card systems business.
Expectations for the full year 2005 include:
•	Revenue growth of 10 to 12 percent, on a fixed exchange-rate basis.
o	Financial self-service revenue growth of 6 to 8 percent, fixed rate.

o	Security revenue growth of 17 to 19 percent, fixed rate.

o	Election systems revenue is anticipated to be in the range of $115,000 to $125,000.

o	Brazilian lottery systems revenue of $10,000 to $20,000.
•	Currency expected to impact revenue favorably by approximately 1.2 percent versus prior year.

•	Depreciation and amortization in the range of $75,000 to $80,000.

•	An effective tax rate of approximately 32 percent.

•	Pension expense is expected to be $0.03 per share higher in 2005, moving from $0.05 per share in 2004 to $0.08 per share in 2005.

•	Research and development expense will be approximately 2.5 percent of revenue, consistent with prior year.

•	EPS to be $2.44 to $2.54. This range includes restructuring charges of approximately $0.30, manufacturing start-up costs and related issues of approximately $0.04 per share, and the one-time gain of approximately $0.18 per share on the sale of the campus card systems business.
FORWARD-LOOKING STATEMENT DISCLOSURE
In the company’s written or oral statements, the use of the words “believes,” “anticipates,” “expects” and similar expressions is intended to identify forward-looking statements that have been made and may in the future be made by or on behalf of the company, including statements concerning future operating performance, the company’s share of new and existing markets, and the company’s short- and long-term revenue and earnings growth rates. Although the company believes that its outlook is based upon reasonable assumptions regarding the economy, its knowledge of its business, and on key performance indicators which impact the company, there can be no assurance that the company’s goals will be realized. The company is not obligated to report changes to its outlook. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The company’s uncertainties could cause actual results to differ materially from those anticipated in forward-looking statements. These include, but are not limited to:
•	competitive pressures, including pricing pressures and technological developments;
•	changes in the company’s relationships with customers, suppliers, distributors and/or partners in its business ventures;
•	changes in political, economic or other factors such as currency exchange rates, inflation rates, recessionary or expansive trends, taxes and regulations and laws affecting the worldwide business in each of the company’s operations;
•	acceptance of the company’s product and technology introductions in the marketplace;
•	unanticipated litigation, claims or assessments;
•	ability to reduce costs and expenses and improve internal operating efficiencies;
•	variations in consumer demand for self-service technologies, products and services;
•	challenges raised about the reliability and security of the company’s election systems products, including the risk that such products will not be certified for use or will be decertified;
•	changes in laws regarding the company’s election systems products and services;
•	potential security violations to the company’s information technology systems; and
•	the company’s ability to achieve benefits from its cost reduction initiatives and other strategic changes.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(Dollars in thousands)
The company is exposed to foreign currency exchange rate risk inherent in its international operations denominated in currencies other than the U.S. dollar. A hypothetical 10 percent unfavorable movement in the applicable foreign exchange rates would have resulted in an increase in year-to-date 2005 operating profit of approximately $376 and a decrease in year-to-date 2004 operating profit of $1,449. The sensitivity model assumes an instantaneous, parallel shift in the foreign currency exchange rates. Exchange rates rarely move in the same direction. The assumption that exchange rates change in an instantaneous or parallel fashion may overstate the impact of changing exchange rates on amounts denominated in a foreign currency.
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
The company manages interest rate risk with the use of variable rate borrowings under its committed and uncommitted credit facilities and interest rate swaps. Variable rate borrowings under the credit facilities totaled $307,107 and $289,510 at June 30, 2005 and December 31, 2004, respectively. A one percentage point increase or decrease in interest rates would have resulted in an increase or decrease in annual interest expense of approximately $3,000 and $2,800 for 2005 and 2004, respectively. The company’s primary exposure to interest rate risk is movements in the LIBOR rate, which is consistent with prior period. The company had no derivative contracts hedging interest rate risk as of June 30, 2005.
ITEM 4. CONTROLS AND PROCEDURES
Management, under the supervision and with the participation of the chief executive officer and the chief financial officer, has evaluated the company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report.
As previously announced, during the review of the reconciliation over the North American sales commission accrual account, it was noted that the reconciliation was not performed properly and the North American sales commission accrual appeared to be understated. Accordingly, management determined that a control deficiency related to the reconciliation of the North American sales commission accrual account constituted a material weakness in the company’s internal control over financial reporting as of December 31, 2004 and March 31, 2005.
Management is confident that the company has taken appropriate measures to fully remediate the material weakness in the company’s internal control over financial reporting with respect to the North American sales commission accrual reconciliation. The remedial actions included:
•	revised the reconciliation procedures to focus on the balance sheet position of the accrual account for North American sales commissions as well as the sales commission expense reported each period, including more senior management review of the reconciliation; and

•	implemented corporate monitoring procedures to ensure timely completion of the reconciliation of accrual accounts.
Additionally, in preparing for the filing of the second quarter Form 10-Q, it was determined that revenues as previously announced as of June 30, 2005 for the Company’s voting subsidiary, Diebold Election Systems, Inc., were incorrectly recorded. Management has corrected the error, which resulted in a decrease in revenue by $10,273, decrease in cost of sales by $8,020 and a decrease in operating expense by $288. The effect of the correction on the balance sheet resulted in an increase in inventories by $7,264, and a decrease in accounts receivable by $10,273 and other current liabilities by $1,691, respectively. As a result of the error mentioned above and the fact that the error was not detected by management in a timely manner, management has determined that a control deficiency related to revenue recognition on contracts entered into with customers by DESI constituted a material weakness in the company’s internal control over financial reporting as of June 30, 2005. Management is in the process of initiating remediation efforts and is confident that the appropriate measures will be taken in order to ensure that the company appropriately and consistently records revenue.
Under the direction of the chief executive officer and the chief financial officer, the company has evaluated its disclosure controls and procedures as currently in effect, including the remedial actions discussed above, and we have concluded that, as of this date, our disclosure controls and procedures are not effective.
Unrelated to the material weaknesses noted above, the company has implemented the Oracle technology platform in several significant subsidiaries in Europe as well as in Mexico and Australia as of June 30, 2005. These system implementations constitute changes in internal control over financial reporting during the second quarter. Although the company is experiencing certain implementation issues related to these subsidiaries’ internal control over financial reporting, management is confident that there are sufficient compensating controls in place to mitigate the increase in risk caused by the implementations. Other than the remedial actions taken with respect to the material weakness described above and the Oracle technology platform implementations, management has not identified any change in internal control over financial reporting that occurred during the second quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
At June 30, 2005, the company was a party to several lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the company’s financial position or results of operations. In management’s opinion, the condensed consolidated financial statements would not be materially affected by the outcome of any present legal proceedings, commitments, or asserted claims.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Information concerning the company’s stock repurchases made during the second quarter 2005:
ISSUER PURCHASES OF EQUITY SECURITIES

			(c)	(d)
			Total Number of	Maximum Number of
	(a)	(b)	Shares Purchased as	Shares that May Yet
	Total Number of Shares	Average Price	Part of Publicly	Be Purchased Under
	Purchased(#)(2)	Paid Per Share	Announced Plans(#)(1)	the Plans(#)
April	376,766	$48.76	374,590	3,396,829
May	774,600	$48.77	774,600	2,622,229
June	—	—	—	2,622,229

(1)	The company purchased 1,149,190 shares of company stock in the second quarter 2005 pursuant to the Company Stock Repurchase Plan (the Plan). The total number of shares repurchased as part of a publicly announced plan was 3,377,771 as of June 30, 2005. The remaining number of shares that may be purchased under the Plan is 2,622,229. The Plan was approved by the Board of Directors in April 1997 and authorized the repurchase of up to two million shares. The Plan was amended in June 2004 to authorize the repurchase of an additional two million shares, and was further amended in August 2005 to authorize the repurchase of an additional two million shares. The Plan has no expiration date.

(2)	Represents shares surrendered or deemed surrendered to the company in connection with stock option exercises and to satisfy tax withholding obligations in connection with the distribution of shares of stock under employee stock-based compensation plans.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Registrant’s annual meeting of shareholders was held on April 28, 2005. Each matter voted upon at such meeting and the number of shares cast for, against or withheld, and abstained are as follows:
1.	Election of Directors

	For	Withheld
Louis V. Bockius III	63,284,632	1,313,655
Christopher M. Connor	63,688,616	909,671
Richard L. Crandall	63,667,320	930,967
Eric C. Evans	63,068,834	1,529,453
Gale S. Fitzgerald	63,673,360	924,927
Phillip B. Lassiter	63,433,857	1,164,430
John N. Lauer	63,459,743	1,138,544
William F. Massy	63,269,042	1,329,245
Walden W. O’Dell	63,450,726	1,147,561
Eric J. Roorda	63,847,957	750,330
W. R. Timken, Jr.	63,449,178	1,149,109
Henry D.G. Wallace	63,146,957	1,451,330
Patrick Lysobey	14,520	—
2.	Ratification of Appointment of KPMG LLP as Independent Auditors for 2005

For	Against	Abstained
62,599,497	1,741,950	221,432
3.	Approval of Annual Cash Bonus Plan

For	Against	Abstained
60,606,782	2,917,104	1,075,611
There were no broker non-votes.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
PART II. OTHER INFORMATION (Continued)
ITEM 6. EXHIBITS

Exhibits
3.1	(i)	Amended and Restated Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.1(i) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994. (Commission File No. 1-4879).

3.1	(ii)	Code of Regulations — incorporated by reference to Exhibit 4(c) to Registrant’s Post-Effective Amendment No. 1 to Form S-8 Registration Statement No. 33-32960.

3.2		Certificate of Amendment by Shareholders to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.2 to Registrant’s Form 10-Q for the quarter ended March 31, 1996. (Commission File No. 1-4879).

3.3		Certificate of Amendment to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.3 to Registrant’s Form 10-K for the year ended December 31, 1998. (Commission File No. 1-4879).

4.		Rights Agreement dated as of February 11, 1999 between Diebold, Incorporated and The Bank of New York — incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form 8-A dated February 2, 1999. (Commission File No. 1-4879).

*10.1		Form of Employment Agreement as amended and restated as of September 13, 1990 — incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990. (Commission File No. 1-4879).

*10.2		Schedule of Certain Officers who are Parties to Employment Agreements in the form of Exhibit 10.1 — incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended September 30, 2004. (Commission File No. 1-4879).

*10.5	(i)	Supplemental Employee Retirement Plan I as amended and restated July 1, 2002 — incorporated by reference to Exhibit 10.5 (i) of Registrant’s Form 10-Q for the quarter ended September 30, 2002. (Commission File No. 1-4879).

*10.5	(ii)	Supplemental Employee Retirement Plan II as amended and restated July 1, 2002 — incorporated by reference to Exhibit 10.5 (ii) of Registrant’s Form 10-Q for the quarter ended September 30, 2002. (Commission File No. 1-4879).

*10.7	(i)	1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992. (Commission File No. 1-4879).

*10.7	(ii)	Amendment No. 1 to the Amended and Restated 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998. (Commission File No. 1-4879).

*10.7	(iii)	Amendment No. 2 to the Amended and Restated 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 2003. (Commission File No. 1-4879).

*10.8	(i)	1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 — incorporated by reference to Exhibit 4 (a) to Form S-8 Registration Statement No. 333-60578.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
PART II. OTHER INFORMATION (Continued)
ITEM 6. EXHIBITS (Continued)

*10.8	(ii)	Amendment No. 1 to the 1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 - incorporated by reference to Exhibit 10.8(ii) on Registrant’s Form 10-Q for the quarter ended March 31, 2004. (Commission File No. 1-4879).

*10.8	(iii)	Amendment No. 2 to the 1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 - incorporated by reference to Exhibit 10.8(iii) on Registrant’s Form 10-Q for the quarter ended March 31, 2004. (Commission File No. 1-4879).

*10.8	(iv)	Amendment No. 3 to the 1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 - incorporated by reference to Exhibit 10.8(iv) on Registrant’s Form 10-Q for the quarter ended June 30, 2004. (Commission File No. 1-4879).

*10.9		Long-Term Executive Incentive Plan - incorporated by reference to Exhibit 10.9 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993. (Commission File No. 1-4879).

*10.10	(i)	1992 Deferred Incentive Compensation Plan (as amended and restated ) - incorporated by reference to Exhibit 10.10 (i) of Registrant’s Form 10-Q for the quarter ended September 30, 2002. (Commission File No. 1-4879).

*10.11		Annual Incentive Plan — incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000. (Commission File No. 1-4879).

*10.13	(i)	Forms of Deferred Compensation Agreement and Amendment No. 1 to Deferred Compensation Agreement — incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996. (Commission File No. 1-4879).

*10.13	(ii)	Section 162(m) Deferred Compensation Agreement (as amended and restated January 29, 1998) — incorporated by reference to Exhibit 10.13 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998. (Commission File No. 1-4879).

*10.14		Deferral of Stock Option Gains Plan — incorporated by reference to Exhibit 10.14 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998. (Commission File No. 1-4879).

*10.15		Employment Agreement with Walden W. O’Dell - incorporated by reference to Exhibit 10.15 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999. (Commission File No. 1-4879).

*10.17	(i)	Amended and Restated Loan Agreement dated as of April 30, 2003 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, N.A. — incorporated by reference to Exhibit 10.17 to Registrant’s Form 10-Q for the quarter ended June 30, 2003. (Commission File No. 1-4879).

*10.17	(ii)	Amendment No. 1 to the Amended and Restated Loan Agreement dated as of April 30, 2003 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, N.A. — incorporated by reference to Exhibit 10.17(ii) to Registrant’s Form 10-Q for the quarter ended June 30, 2004. (Commission File No. 1-4879).

*10.17	(iii)	Amendment No. 2 to the Amended and Restated Loan Agreement dated as of April 30, 2003 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, N.A. — incorporated by reference to Exhibit 10.1 on Registrant’s Form 8-K filed on May 3, 2005. (Commission File No. 1-4879).

Retirement and Consulting Agreement with Robert W. Mahoney — incorporated by reference to Exhibit 10.18
*10.18	(i)	of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000. (Commission File No. 1-4879).

*10.18	(ii)	Extension of Retirement and Consulting Agreement with Robert W. Mahoney - incorporated by reference to Exhibit 10.18 (ii) of Registrant’s Form 10-Q for the quarter ended September 30, 2002. (Commission File No. 1-4879).

*10.18	(iii)	Extension of Retirement and Consulting Agreement with Robert W. Mahoney — incorporated by reference to Exhibit 10.18 (iii) to Registrant’s Form 10-Q for the quarter ended June 30, 2003. (Commission File No. 1-4879).

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
PART II. OTHER INFORMATION (Continued)
ITEM 6. EXHIBITS (Continued)

*10.18	(iv)	Extension of Retirement and Consulting Agreement with Robert W. Mahoney — incorporated by reference to Exhibit 10.18 (iv) to Registrant’s Form 10-Q for the quarter ended March 31, 2004. (Commission File No. 1-4879).

*10.18	(v)	Extension of Retirement and Consulting Agreement with Robert W. Mahoney — incorporated by reference to Exhibit 10.18 (v) to Registrant’s Form 10-Q for the quarter ended March 31, 2005. (Commission File No. 1-4879).

10.20	(ii)	Amendment No. 1 to the Transfer and Administration Agreement by and among DCC Funding LLC, Diebold Credit Corporation, Diebold, Incorporated, Receivables Capital Corporation and Bank of America, National Association — incorporated by reference to Exhibit 10.20 (ii) on Registrant’s Form 10-Q for the quarter ended March 31, 2001. (Commission File No. 1-4879).

*10.21		Employment Agreement with Eric C. Evans — incorporated by reference to Exhibit 10.21 on Registrant’s Form 10-Q for the quarter ended March 31, 2004. (Commission File No. 1-4879).

*10.22		Form of Non-qualified Stock Option Agreement — incorporated by reference to Exhibit 10.1 on Registrant’s Form 8-K filed on February 16, 2005. (Commission File No. 1-4879).

*10.23		Form of Restricted Share Agreement — incorporated by reference to Exhibit 10.2 on Registrant’s Form 8-K filed on February 16, 2005. (Commission File No. 1-4879).

*10.24		Form of RSU Agreement — incorporated by reference to Exhibit 10.3 on Registrant’s Form 8-K filed on February 16, 2005. (Commission File No. 1-4879).

*10.25	(i)	Form of 2003-2005 Performance Share Agreement — incorporated by reference to Exhibit 10.4 on Registrant’s Form or 8-K filed on February 16, 2005. (Commission File No. 1-4879).

*10.25	(ii)	Form of 2004-2006 Performance Share Agreement — incorporated by reference to Exhibit 10.5 on Registrant’s Form 8-K filed on February 16, 2005. (Commission File No. 1-4879).

*10.26		Diebold, Incorporated Annual Cash Bonus Plan — incorporated by reference to Exhibit A to Registrants’ Proxy Statement on Schedule 14A filed on March 16, 2005 (Commission File No. 001-04879)

31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Reflects management contract or other compensatory arrangement.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIEBOLD, INCORPORATED

(Registrant)

Date : August 15, 2005	By:	/s/ Walden W. O’Dell

Walden W. O’Dell
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date : August 15, 2005	By:	/s/ Kevin J. Krakora

Kevin J. Krakora
Vice President, Corporate Controller and
Acting Chief Financial Officer
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