Form 10-Q
period 2005-09-30
DIEBOLD INC
filed 2005-11-07
CIK 28823

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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

Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common shares, as of the latest practicable date.

Class	Outstanding at November 7, 2005

Common Shares $1.25 Par Value	69,327,215 Shares

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

		(Restated)
	(Unaudited)	December 31,
	September 30, 2005	2004
ASSETS
Current assets
Cash and cash equivalents	$171,642	$184,045
Short-term investments	30,980	31,654
Trade receivables, less allowances of $10,451 and $10,176, respectively	583,447	583,658
Inventories	384,025	322,293
Prepaid expenses	29,896	22,892
Other current assets	126,058	90,090

Total current assets	1,326,048	1,234,632

Securities and other investments	50,638	52,248

Property, plant and equipment, at cost	628,362	614,114
Less accumulated depreciation and amortization	342,457	346,024

	285,905	268,090
Goodwill	399,592	412,625
Other assets	211,633	167,957

	$2,273,816	$2,135,552

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$44,214	$289,510
Accounts payable	149,855	140,324
Deferred income	120,632	92,862
Other current liabilities	224,437	217,494

Total current liabilities	539,138	740,190

Notes Payable — Long-term	366,798	—
Other Long-term liabilities	148,616	146,454

Shareholders’ equity
Preferred shares, no par value, authorized 1,000,000 shares, none issued	—	—
Common shares, par value $1.25, authorized 125,000,000 shares; issued 74,593,706 and 74,233,384 shares, respectively outstanding 70,126,866 and 71,592,293 shares, respectively	93,242	92,792
Additional paid in capital	193,453	179,259
Retained earnings	1,144,257	1,101,492
Treasury shares, at cost (4,466,840 and 2,641,091 shares, respectively)	(200,455)	(113,687)
Accumulated other comprehensive loss	(10,901)	(10,738)
Other	(332)	(210)

Total shareholders’ equity	1,219,264	1,248,908

	$2,273,816	$2,135,552

See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
		(Restated)		(Restated)
	2005	2004	2005	2004
Net Sales
Products	$301,346	$297,999	$835,319	$778,618
Services	320,987	308,195	941,114	866,934

	622,333	606,194	1,776,433	1,645,552

Cost of sales
Products	226,412	205,927	610,070	522,820
Services	252,254	231,276	726,488	652,543

	478,666	437,203	1,336,558	1,175,363

Gross Profit	143,667	168,991	439,875	470,189

Selling and administrative expense	101,762	80,895	273,706	243,345
Research, development and engineering expense	15,132	14,364	43,451	44,133

	116,894	95,259	317,157	287,478

Operating Profit	26,773	73,732	122,718	182,711

Other income (expense)
Investment income	2,872	2,992	8,199	7,953
Interest expense	(4,559)	(2,977)	(11,093)	(7,338)
Miscellaneous, net	(1,484)	(2,764)	(6,637)	(3,776)
Minority interest	(1,363)	(1,328)	(3,826)	(3,912)

Income before taxes	22,239	69,655	109,361	175,638

Taxes on income	8,740	22,232	36,860	56,053

Income from continuing operations	13,499	47,423	72,501	119,585

Discontinued Operations
Income from discontinued operations — net of tax	—	855	909	1,442
Gain on sale of discontinued operations — net of tax	12,933	—	12,933	—

Income from discontinued operations	12,933	855	13,842	1,442

Net Income	$26,432	$48,278	$86,343	$121,027

Basic weighted-average shares outstanding	70,447	71,571	71,042	72,172
Diluted weighted-average shares outstanding	70,812	72,056	71,517	72,700

Basic earnings per share
Income from continuing operations	$0.19	$0.66	$1.02	$1.66
Income from discontinued operations	$0.18	$0.01	$0.20	$0.02
Net income	$0.37	$0.67	$1.22	$1.68

Diluted earnings per share
Income from continuing operations	$0.19	$0.66	$1.02	$1.64
Income from discontinued operations	$0.18	$0.01	$0.19	$0.02
Net income	$0.37	$0.67	$1.21	$1.66

Cash dividends paid per common share	$0.205	$0.185	$0.615	$0.555
See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
		(Restated)
	2005	2004
Cash flow from operating activities:
Net income	$86,343	$121,027
Adjustments to reconcile net income to cash provided by operating activities:
Income from discontinued operations	(909)	(1,442)
Minority share of income	3,826	3,912
Depreciation and amortization	56,164	53,110
Deferred income taxes	3,072	(2,018)
Gain on sale of discontinued operations	(20,290)	—
Loss on sale of assets, net	561	531
Cash (used) provided by changes in certain assets and liabilities:
Trade receivables	2,926	(22,408)
Inventories	(62,928)	(73,316)
Prepaid expenses	(7,002)	(14,381)
Other current assets	(38,789)	(6,264)
Accounts payable	7,456	4,679
Certain other assets and liabilities	13,074	(16,992)

Net cash provided by operating activities	43,504	46,438

Cash flow from investing activities:
Proceeds from sale of discontinued operations	29,350	—
Payments for acquisitions, net of cash acquired	(27,701)	(58,668)
Proceeds from maturities of investments	36,778	10,170
Payments for purchases of investments	(30,762)	(30,073)
Capital expenditures	(39,967)	(35,507)
Rotable spares expenditures	(12,622)	(7,307)
Increase in certain other assets	(25,409)	(14,909)

Net cash used by investing activities	(70,333)	(136,294)

Cash flow from financing activities:
Dividends paid	(43,578)	(40,019)
Notes payable borrowings	863,514	701,674
Notes payable repayments	(729,231)	(571,932)
Distribution of affiliate’s earnings to minority interest holder	(793)	(540)
Issuance of common shares	5,524	4,508
Repurchase of common shares	(82,344)	(71,897)

Net cash provided by financing activities	13,092	21,794

Effect of exchange rate changes on cash	1,334	(435)

Decrease in cash and cash equivalents	(12,403)	(68,497)
Cash and cash equivalents at the beginning of the period	184,045	169,951

Cash and cash equivalents at the end of the period	$171,642	$101,454

See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
1. CONSOLIDATED FINANCIAL STATEMENTS
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form
10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the company’s Annual Report on Form 10-K/A for the year ended December 31, 2004, as filed with the Securities and Exchange Commission (SEC) on August 12, 2005. Refer to the restatement discussion below for further information regarding the nature of the amendment.
In addition, some of the company’s statements in this quarterly report on Form 10-Q report may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. A discussion of these risks and uncertainties is contained in management’s discussion and analysis of financial condition and results of operations in this Form 10-Q. The results of operations for the nine-month period ended September 30, 2005 are not necessarily indicative of results to be expected for the full year.
Reclassification
The company has reclassified the presentation of the cash flow statement for the nine months ended September 30, 2004 to conform to the current-year presentation.
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
The effects of the restatement on certain line items of the balance sheet as of December 31, 2004, as well as the income statement for the three and nine months ended September 30, 2004, are presented below. The restatement had no effect on net cash provided by operating activities as the decrease in net income from continuing operations for the nine months ended September 30, 2004 was offset entirely by the change in certain other assets and liabilities for the same period.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollars in thousands, except per share amounts)
Restatement (Continued)
Condensed Consolidated
Balance Sheet

	December 31, 2004
	As previously	Restatement
	reported	Adjustment	As restated

Other current liabilities	$205,927	11,567	$217,494
Total current liabilities	728,623	11,567	740,190
Retained earnings	1,113,059	(11,567)	1,101,492
Total shareholders’ equity	1,260,475	(11,567)	1,248,908
Condensed Consolidated
Income Statements
(Unaudited)

	Three Months ended September 30, 2004
			Discontinued	Continuing
	As previously	Restatement	operations	operations as
	reported	adjustment	adjustment (*)	restated (*)

Net sales	$613,393	$—	$(7,199)	$606,194
Cost of sales	441,370	165	(4,332)	437,203
Gross profit	172,023	(165)	(2,867)	168,991
Operating expenses	96,888	(100)	(1,529)	95,259
Operating profit	75,135	(65)	(1,338)	73,732
Income before taxes	71,058	(65)	(1,338)	69,655
Taxes	22,739	(24)	(483)	22,232
Net income (*)	$48,319	(41)	(855)	47,423

Earnings per share (*):
Basic	$0.67	$—	$(0.01)	$0.66
Diluted	$0.67	$—	$(0.01)	$0.66

	Nine Months ended September 30, 2004
			Discontinued	Continuing
	As previously	Restatement	operations	operations as
	reported	adjustment	adjustment (*)	restated (*)

Net sales	$1,663,691	$—	$(18,139)	$1,645,552
Cost of sales	1,186,384	465	(11,486)	1,175,363
Gross profit	477,307	(465)	(6,653)	470,189
Operating expenses	292,064	(262)	(4,324)	287,478
Operating profit	185,243	(203)	(2,329)	182,711
Income before taxes	178,170	(203)	(2,329)	175,638
Taxes	57,015	(75)	(887)	56,053
Net income (*)	$121,155	(128)	(1,442)	$119,585

Earnings per share (*):
Basic	$1.68	$—	$(0.02)	$1.66
Diluted	$1.66	$—	$(0.02)	$1.64

(*)	Refer to Note 12 for further discussion of discontinued operations.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollars in thousands, except per share amounts)
2. STOCK OPTION PLANS
Under the 1991 Equity and Performance Incentive Plan, as amended and restated (1991 Plan), the company has granted stock options that are outstanding as of September 30, 2005. The company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for stock options granted under the 1991 Plan. Generally, no stock-based compensation cost was reflected in net income, as all options granted under the 1991 Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. The fair value of each option grant was estimated on the date of grant using the Black Scholes option pricing model with the following assumptions for 2005 and 2004, respectively: risk-free interest rate of 3.6 and 3.0 percent; dividend yield of 1.4 and 1.6 percent; volatility of 30 and 38 percent; and average expected lives of six years for options granted to management and four years for options granted to executive management and nonemployee directors. There was no effect on income from discontinued operations or basic or diluted earnings per share from discontinued operations if the company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
		(Restated)		(Restated)
	2005	2004	2005	2004

Income from continuing operations, as reported	$13,499	$47,423	$72,501	$119,585
Deduct: Total stock-based employee compensation expense determined under fair value method, net of tax	(1,051)	(1,052)	(3,420)	(3,388)

Income from continuing operations, pro forma	$12,448	$46,371	$69,081	$116,197

Net income, as reported	$26,432	$48,278	$86,343	$121,027
Deduct: Total stock-based employee compensation expense determined under fair value method, net of tax	(1,051)	(1,052)	(3,420)	(3,388)

Net income, pro forma	$25,381	$47,226	$82,923	$117,639

Basic earnings per share:
Income from continuing operations — as reported	$0.19	$0.66	$1.02	$1.66
Income from continuing operations — pro forma	$0.18	$0.65	$0.97	$1.61

Net income — as reported	$0.37	$0.67	$1.22	$1.68
Net income — pro forma	$0.36	$0.66	$1.17	$1.63

Diluted earnings per share:
Income from continuing operations — as reported	$0.19	$0.66	$1.02	$1.64
Income from continuing operations — pro forma	$0.18	$0.64	$0.97	$1.60

Net income — as reported	$0.37	$0.67	$1.21	$1.66
Net income — pro forma	$0.36	$0.66	$1.16	$1.62

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollars in thousands, except per share amounts)
3. EARNINGS PER SHARE
The basic and diluted earnings per share computations in the condensed consolidated statements of income are based on the weighted-average number of shares outstanding during each period reported. The following data show the amounts used in computing earnings per share and the effect on the weighted-average number of shares of potentially dilutive common stock.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
		(Restated)		(Restated)
	2005	2004	2005	2004

Numerators:
Income used in basic and diluted earnings per share:
Income from continuing operations	$13,499	$47,423	$72,501	$119,585
Income from discontinued operations	12,933	855	13,842	1,442

Net income	$26,432	$48,278	$86,343	$121,027
Denominator:
Basic weighted-average shares	70,447	71,571	71,042	72,172
Effect of dilutive fixed stock options	365	485	475	528

Diluted weighted-average shares	70,812	72,056	71,517	72,700

Basic earnings per share:
Income from continuing operations	$0.19	$0.66	$1.02	$1.66
Income from discontinued operations	$0.18	$0.01	$0.20	$0.02
Net income	$0.37	$0.67	$1.22	$1.68

Diluted earnings per share
Income from continuing operations	$0.19	$0.66	$1.02	$1.64
Income from discontinued operations	$0.18	$0.01	$0.19	$0.02
Net income	$0.37	$0.67	$1.21	$1.66

Anti-dilutive shares not used in calculating diluted weighted-average shares	1,044	458	727	361
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
Major classes of inventories are summarized as follows:

	September 30, 2005	December 31, 2004
Finished goods	$103,685	$92,806
Spare parts	83,882	77,715
Work in process	148,906	123,156
Raw materials	47,552	28,616

Total inventory	$384,025	$322,293

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollars in thousands, except per share amounts)
5. OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive loss is reported separately from retained earnings and additional paid in capital in the condensed consolidated balance sheets. Items considered to be other comprehensive loss include adjustments made for foreign currency translation (under SFAS No. 52) and pensions (under SFAS No. 87). Components of other accumulated comprehensive loss consist of the following:

	September 30,	December 31,
	2005	2004

Translation adjustment	$(2,946)	$(2,783)
Pensions, less accumulated taxes of $(3,541) for 2005 and 2004, respectively	(7,955)	(7,955)

	(10,901)	$(10,738)

Components of comprehensive income consist of the following for the nine months ended September 30:

		(Restated)
	2005	2004

Net income	$86,343	$121,027
Other comprehensive income:
Translation adjustment	(163)	(8,485)

	$86,180	$112,542

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

	Pension Benefits		Other Benefits
	2005	2004	2005	2004

Components of Net Periodic Benefit Cost Three months ended September 30
Service cost	$3,099	$2,975	$1	$2
Interest cost	5,571	5,299	314	319
Expected return on plan assets	(7,239)	(7,271)	—	—
Amortization of prior service cost	281	303	(153)	(181)
Amortization of initial transition asset	(164)	(374)	—	—
Recognized net actuarial loss	584	231	132	125

Net periodic pension benefit cost	$2,132	$1,163	$294	$265

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollars in thousands, except per share amounts)
6. BENEFIT PLANS (continued)

	Pension Benefits		Other Benefits
	2005	2004	2005	2004

Components of Net Periodic Benefit Cost Nine months ended September 30
Service cost	$9,297	$8,924	$2	$39
Interest cost	16,712	15,897	941	1,097
Expected return on plan assets	(21,717)	(21,813)	—	—
Amortization of prior service cost	842	909	(459)	(326)
Amortization of initial transition asset	(493)	(1,121)	—	—
Recognized net actuarial loss	1,751	693	396	355

Net periodic pension benefit cost	$6,392	$3,489	$880	$1,165

Employer Contributions
Previously, the company disclosed that it expected to contribute $1,880 to its non-qualified pension plan and $3,018 to its other postretirement benefit plan in 2005. In the third quarter, the company changed its expectation for total contributions to the non-qualified pension plan to $16,500. The company’s expectation for contributions to the other postretirement benefit plans has not changed. As of September 30, 2005, voluntary contributions of approximately $13,500 have been made to the pension plan.
7. RECENT ACCOUNTING PRONOUNCEMENTS
In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. Also, SFAS No. 123(R) provides significant additional guidance regarding the valuation of employee stock options. While SFAS No. 123(R) does not require the use of a specific option-pricing model, it does indicate that lattice models usually will provide a better estimate of fair value of an employee stock option. The company currently prepares the pro forma disclosures required under SFAS No. 123 using the Black-Scholes option-pricing model. On April 14, 2005, the SEC announced a deferral of the effective date of SFAS No. 123(R) for calendar year companies until the beginning of 2006; however, early adoption is permitted. The company intends to implement this standard effective January 1, 2006.
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

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollars in thousands, except per share amounts)
8. ACQUISITIONS
The following mergers and acquisitions were accounted for as purchase business combinations and, accordingly, the purchase price has been allocated to identifiable tangible and intangible assets acquired and liabilities assumed, based upon their respective fair values, with the excess allocated to goodwill and intangible assets.
The Company is party to a joint venture partnership with Shanghai Xinsheng Aviation Industry Investment Co., Ltd. In September 2005, an additional 7% of ownership was purchased for approximately $9,500. With this purchase, the company increased its ownership interest from 78 percent to 85 percent in the joint venture.
In May 2005, the company acquired TASC Security. TASC Security is a global leader in electronic security solutions headquartered in London, England with regional offices in Amsterdam, Netherlands; Tokyo, Japan; San Francisco, USA; Dublin, Ireland; Leeds, England; and Melbourne and Sydney, Australia; along with a network of offices in Europe, the Middle East, Africa and Asia Pacific. TASC Security was purchased for approximately $29,000, including the payoff of certain debt arrangements, and will be integrated within the company’s Electronic Security and Currency Systems Group. Goodwill and intangible assets resulting from the acquisition were approximately $13,300 and $8,000, respectively. These amounts are based on the company’s preliminary valuation and could change at the time the final valuation is complete.
In August 2004, the company acquired Antar-Com, Inc., an industry-leading electronic security systems integrator, for a total purchase price of $26,900, including holdback payments made in the fourth quarter 2004. Upon acquisition, Antar-Com, Inc. was named Diebold Enterprise Security Systems, Inc., a wholly-owned subsidiary, and was integrated into the company’s domestic security service operation. Goodwill and other intangible assets resulting from the acquisition were approximately $10,600 and $7,400, respectively.
9. SEGMENT INFORMATION
The company’s segments are comprised of its three main sales channels: Diebold North America (DNA), Diebold International (DI) and Election Systems & Other (ES). These sales channels are evaluated based on revenue from customers and operating profit contribution to the total corporation. The reconciliation between segment information and the Condensed Consolidated Financial Statements is disclosed below. Revenue summaries by geographic area and product and service solutions are also disclosed below. All income and expense items below operating profit are not allocated to the segments and are not disclosed.
The DNA segment sells and services financial and retail systems in the United States and Canada. The DI segment sells and services financial and retail systems over the remainder of the globe. The ES segment includes the operating results of Diebold Election Systems, Inc. and the voting and lottery related business in Brazil. Each of the sales channels buys the goods it sells from the company’s manufacturing plants through intercompany sales that are eliminated in consolidation, and intersegment revenue is not significant. Each year, intercompany pricing is agreed upon, which drives sales channel operating profit contribution. As permitted under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, certain information not routinely used in the management of these segments, information not allocated back to the segments or information that is impractical to report is not shown. Items not allocated are as follows: interest income, interest expense, equity in the net income of investees accounted for by the equity method, income tax expense or benefit, and other non-current assets.

	DNA	DI	ES & Other	Total

Segment Information by Channel for the quarter ended September 30, 2005

Revenue from continuing operations	$338,608	$240,649	$43,076	$622,333
Operating profit	21,042	3,489	2,242	26,773
Capital and rotable expenditures	12,014	3,264	105	15,383
Depreciation	8,165	2,601	460	11,226

Segment Information by Channel for the quarter ended September 30, 2004

Revenue from continuing operations	$360,327	$211,433	$34,434	$606,194
Operating profit/(loss) — (restated)	62,287	12,203	(758)	73,732
Capital and rotable expenditures	11,021	3,238	120	14,379
Depreciation	9,948	4,818	243	15,009

Segment Information by Channel as of and for the nine months ended September 30, 2005

Revenue from continuing operations	$1,021,294	$683,797	$71,342	$1,776,433
Operating profit/(loss)	111,582	11,337	(201)	122,718
Capital and rotable expenditures	36,248	15,793	548	52,589
Depreciation	28,136	11,282	987	40,405
Property, plant and equipment, at cost	423,037	201,117	4,208	628,362

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollars in thousands, except per share amounts)
9. SEGMENT INFORMATION (continued)

	DNA	DI	ES & Other	Total

Segment Information by Channel as of and for the nine months ended September 30, 2004

Revenue from continuing operations	$996,461	$572,656	$76,435	$1,645,552
Operating profit/(loss) — (restated)	154,891	30,471	(2,651)	182,711
Capital and rotable expenditures	29,526	12,965	323	42,814
Depreciation	22,069	15,783	665	38,517
Property, plant and equipment, at cost	415,167	167,532	3,987	586,686
Revenue Summary by Geographic Area

	For the quarter ended September 30:		For the nine months ended September 30:
	2005	2004	2005	2004

The Americas:
Financial self-service solutions	$277,556	$278,457	$852,478	$812,024
Security solutions	152,064	147,242	436,875	381,070
Election systems	39,697	34,434	67,963	76,434
Brazilian lottery systems	3,379	—	3,379	—

	472,696	460,133	1,360,695	1,269,528

Asia-Pacific:
Financial self-service solutions	51,584	54,940	150,501	127,225
Security solutions	10,783	6,097	25,492	19,572

	62,367	61,037	175,993	146,797

Europe, Middle East and Africa:
Financial self-service solutions	82,379	85,017	230,733	229,197
Security solutions	4,891	7	9,012	30

	87,270	85,024	239,745	229,227

Total revenue	$622,333	$606,194	$1,766,433	$1,645,552

Revenue Summary by Product and Service Solutions

	For the quarter ended September 30:		For the nine months ended September 30:
	2005	2004	2005	2004

Financial self-service:
Products	$194,248	$200,022	$580,285	$532,914
Services	217,271	218,392	653,427	635,533

Total financial self-service	411,519	418,414	1,233,712	1,168,447

Security:
Products	67,870	69,260	194,728	186,116
Services	99,868	84,086	276,651	214,555

Total security	167,738	153,346	471,379	400,671

Total financial self-service & security	579,257	571,760	1,705,091	1,569,118

Election systems	39,697	34,434	67,963	76,434
Brazilian lottery systems	3,379	—	3,379	—

Total revenue	$622,333	$606,194	$1,776,433	$1,645,552

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollars in thousands, except per share amounts)
10. GUARANTEES AND PRODUCT WARRANTIES
The company has applied the provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, to its agreements that contain guarantees or indemnification clauses. These requirements expand those required by FASB Statement No. 5, Accounting for Contingencies, by requiring a guarantor to disclose certain types of guarantees and recognize liabilities in certain instances, even if the likelihood of requiring the guarantor’s performance is remote. The following is a description of arrangements in effect as of September 30, 2005 in which the company is the guarantor.
In connection with the construction of two of its manufacturing facilities, the company guaranteed repayment of principal and interest on a total of $13,300 variable rate industrial development revenue bonds by obtaining letters of credit. The bonds were issued with a 20-year original term and are scheduled to mature in 2017. Any default, as defined in the agreements, would obligate the company for the full amount of the outstanding bonds through maturity. At September 30, 2005, the carrying value of the liability was $13,300 and is included in long-term liabilities.
The company provides its global operations guarantees and standby letters of credit through various financial institutions to suppliers, regulatory agencies and insurance providers. If the company is not able to make payment, the suppliers, regulatory agencies and insurance providers may draw on the pertinent bank. As of September 30, 2005, the maximum future payment obligations relative to these various guarantees totaled $45,919, of which $17,889 represented standby letters of credit to insurance providers, and no associated liability was recorded.
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

	2005	2004

Balance at January 1	$14,410	$12,096
Current period accruals	13,525	8,293
Current period settlements	(9,583)	(8,043)

Balance at September 30	$18,352	$12,346

11. RESTRUCTURING CHARGES
During the first nine months of 2005, the company initiated a restructuring plan for its manufacturing and service operations, primarily in Western Europe, to remove its excess capacity, announced closing of its Danville, Virginia manufacturing operations, and other restructuring activity throughout its global operations. Total pre-tax costs to be incurred in the plans are anticipated to be approximately $30,000, of which $7,655 and $18,408 were expensed for the third quarter 2005 and the nine months ended September 30, 2005, respectively ($4,647 and $11,901 after tax), resulting in an accrual of $1,682 as of September 30, 2005. The restructuring charges for the three and nine months ended September 30, 2005 were incurred as follows: $2,168 and $11,128 against product cost of sales; $2,052 and $2,896 against service cost of sales and $3,435 and $4,384 against selling, general and administrative and other costs. The restructuring charges for the quarter ended September 30, 2005 were $2,296 in DNA and $5,359 in DI while for the nine months ended September 30, 2005, the charges were $5,594 in DNA and $12,814 in DI.
The actions taken occurred during the first nine months of 2005, with the associated expenses expected to be incurred through December of 2005. The charges were comprised primarily of severance and other employee costs associated with staff reductions. Staff reductions resulted in approximately 300 involuntary employee terminations.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollars in thousands, except per share amounts)
12. DISCONTINUED OPERATIONS
Because the assets related to the company’s campus card systems business were considered held-for-sale as of June 30, 2005, the company has disclosed these operations as discontinued in the condensed consolidated statements of income for all periods presented herein in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In July 2005, the company sold the card system business for $38,050, which consisted of $29,350 in cash and a promissory note of $8,700. The resulting gain on the sale was $20,290 million ($12,933 net of tax) in the third quarter of 2005. Furthermore, separate disclosure of the specific assets held-for-sale, both current and non-current, is not presented because the amounts are not material to the condensed consolidated balance sheets. See the restatement tables in Note 1 for the condensed income statement of the card systems business for the three and nine months ended September 30, 2004.
13. CREDIT FACILITY AMENDMENT
In April, the company amended its credit facility with JPMorgan Chase Bank, N.A. The credit facility borrowing limit remains the same at $200,000 and 150,000 euros. However, the amendment allows the company to add additional borrowing capacity of up to $150,000 under the facility if the company chooses to do so. The amendment also increased the existing one-year term of the credit facility to a five-year term, expiring on April 27, 2010. All covenants have remained the same.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As of September 30, 2005
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
As a result of the company’s continued focus to remain a leader in technology, service and security, growth in product revenue was attributable to favorable reaction by the financial sector to this new generation of financial self-service solutions. In addition to the advances in the company’s product line, the company also made strategic acquisitions during 2004 and 2005, which increased its presence in the security market.
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
As a result of these challenges, and because 2004 was a presidential election year, the company believes that prospective purchases of voting equipment and services by certain government entities were delayed in 2004. Those entities did not want to introduce a new voting solution in a presidential election year and also wanted to see how successful electronic voting was in states that had already implemented the technology. The delay in orders resulted in higher inventory levels of approximately $32 million and lower voting sales in the range of approximately $65 million to $75 million in 2004. As a result of the positive performance of the company’s voting equipment, the positive performance of electronic voting systems in the past presidential election, and the Help America Vote Act (HAVA) requirement that jurisdictions

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
As of September 30, 2005
(Unaudited)
(Dollars in thousands, except per share amounts)
must have HAVA-compliant equipment installed by January 1, 2006, the company expects to participate in new jurisdiction decisions to purchase voting equipment in 2005, although the delay in orders continued into 2005. Despite these expectations for 2005, future delays or increases in the costs of providing products and services may be encountered as a result of possible future challenges, changes in the laws and changes to product specifications, any of which may adversely affect the company’s election systems sales.
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
As of September 30, 2005
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
Management believes that, of its significant accounting policies, its policies concerning revenue recognition, allowance for bad debts and credit risk, inventories, goodwill, and pensions and postretirement benefits are the most critical because they are affected significantly by judgments, assumptions and estimates. Additional information regarding these policies is included below.
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
As of September 30, 2005
(Unaudited)
(Dollars in thousands, except per share amounts)
The company’s fair value model uses inputs such as estimated future segment performance. The company uses the most current information available and performs the annual impairment analysis during the fourth quarter each year. However, actual circumstances could differ significantly from assumptions and estimates made and could result in future goodwill impairment.
Pensions and Postretirement Benefits
Annual net periodic expense and benefit liabilities under the company’s defined benefit plans are determined on an actuarial basis. Assumptions used in the actuarial calculations have a significant impact on plan obligations and expense. Annually, management and the investment committee of the Board of Directors review the actual experience compared with the more significant assumptions used and make adjustments to the assumptions, if warranted. The healthcare trend rates are reviewed with the actuaries based upon the results of their review of claims experience. The expected long-term rate of return on plan assets is determined using the plans’ current asset allocation and their expected rates of return based on a geometric averaging over 20 years. The discount rate is determined by analyzing the average return of high-quality (i.e., AA-rated) fixed-income investments and the year-over-year comparison of certain widely used benchmark indices as of the measurement date. The rate of compensation increase assumptions reflects the company’s long-term actual experience and future and near-term outlook. Pension benefits are funded through deposits with trustees. The market-related value of plan assets is calculated under an adjusted market value method. The value is determined by adjusting the fair value of assets to reflect the investment gains and losses (i.e., the difference between the actual investment return and the expected investment return on the market-related value of assets) during each of the last five years at the rate of 20 percent per year. Postretirement benefits are not funded and the company’s policy is to pay these benefits as they become due.
The following table highlights the sensitivity of our pension obligations and expense to changes in the healthcare cost trend rate:

	One-Percentage-	One-Percentage-Point
	Point Increase	Decrease
Effect on total of service and interest cost	$86	$(77)
Effect on postretirement benefit obligation	1,424	(1,273)
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
Based on the above assumptions, the company expects pension expense to increase by $3,836 in 2005, increasing from $4,664 in 2004 to approximately $8,500 in 2005. Changes in any of the aforementioned assumptions could result in changes in the related retirement benefit cost and obligation. The company’s qualified pension plans remain adequately funded, and the company is not required to make any additional contributions in 2005. However, voluntary contributions were made in the amount of $13,500 in the third quarter of 2005. Pension expense excludes retiree medical expense, which is also included in operating expenses and was $1,001 and $1,021 for the nine months September 30, 2005 and 2004, respectively.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
As of September 30, 2005
(Unaudited)
(Dollars in thousands, except per share amounts)
LIQUIDITY AND CAPITAL RESOURCES
Capital resources are obtained from income retained in the business, borrowings under the company’s committed and uncommitted credit facilities, long-term industrial revenue bonds, and operating and capital leasing arrangements. At September 30, 2005, the company had U.S. dollar denominated outstanding bank credit lines approximating $233,883, euro denominated outstanding bank credit lines approximating 140,361 (translated at $168,798) and Indian rupee denominated outstanding bank credit lines approximating 382,000 (translated at $8,331). An additional $13,592 was available under committed credit line agreements and $37,586 was available under uncommitted lines of credit. Management expects that cash provided from operations, available credit, long-term debt and the use of operating leases will be sufficient to finance planned working capital needs, investments in facilities or equipment, and the purchase of company stock. Part of the company’s growth strategy is to pursue strategic acquisitions. The company has made acquisitions in the past and intends to make acquisitions in the future. The company intends to finance any future acquisitions with either cash provided from operations, borrowings under available credit facilities, proceeds from debt or equity offerings and/or the issuance of common shares.
During the nine months ended September 30, 2005, the company generated $43,504 in cash from operating activities, a decrease of $2,934 or 6.3 percent from the same period in 2004. Cash flows from operating activities are generated primarily from operating income and controlling the components of working capital. For the nine months ended September 30, 2005, cash flows from operations were positively affected by the $2,926 decrease in accounts receivable compared with an increase of $22,408 in the nine months ended September 30, 2004. Total sales increased by $130,881 during the nine months ended September 30, 2005 versus the same period in 2004, while days sales outstanding (DSO) improved 5 days over the same time period. DSO was 78 days at September 30, 2005 compared with 83 days at September 30, 2004. The improvement in DSO was due to a new “order-to-cash” process implemented during the second half of 2004. Included in the September 30, 2005 trade receivables were amounts due from San Diego and San Joaquin counties in California totaling approximately $32,000 related to the election systems business. The company expects to collect these receivables in 2005. The increase in inventories during the nine months ended September 30, 2005 was $62,928 and was $10,388 lower than the $73,316 increase in inventories during the nine months ended September 30, 2004. The increase in inventories was due to the continued impact of transitioning to the new Opteva product solution globally, as well as anticipated strong fourth quarter orders. Inventory turns decreased slightly to 4.8 from 4.9 turns at September 30, 2004. The decrease in inventory turns is primarily due to delayed deliveries in the Gulf region as well as customer installation delays. Other current assets increased by $38,789 for the nine months ended September 30, 2005, and negatively impacted cash flows from operations compared to a negative impact of $6,264 for the same period in 2004. The increase in other current assets was primarily attributable to an increase in value added tax (VAT) as of September 30, 2005 of approximately $27,600 as compared to the same period in 2004. The company is currently undergoing routine VAT audits in several countries, delaying the receipt of the VAT receivables in those countries. It is expected that the results of the audits will not materially affect operating income. In addition, the change in certain other assets and liabilities positively affected cash flows from operations during the nine months ended September 30, 2005 by $13,074 as compared with a negative impact of $16,992 in 2004. The net year-over-year change of $30,066 was primarily the result of an increase in finance receivables of approximately $25,200 due to the discontinuance of the securitization program in 2004.
The company used $70,333 for investing activities during the nine months ended September 30, 2005, a decrease of $65,961 or 48.4 percent over the same period in 2004. The decrease over the same period in the prior year was primarily the combined result of cash proceeds received in the third quarter of 2005 from the sale of the card system business in the amount of $29,350 and a decrease of $30,967 in payments for acquisitions compared to the same period in 2004. Certain other assets increased by $25,409 as of September 30, 2005, primarily as a result of $12,000 in contributions to fund the company’s salaried pension plans, which did not occur in the same period of 2004.
The company generated $13,092 by financing activities during the nine months ended September 30, 2005, a decrease of $8,702 or 39.9 percent compared to $21,794 of cash provided by financing activities for the nine months ended September 30, 2004. The overall decrease in net cash generated by financing activities was due to increased dividend payments of $3,559 or 8.9 percent and repurchases of company stock which increased by $10,447 or 14.5 percent, offset by a net increase in borrowings of $4,541 in the nine months ended September 30, 2005 versus the same period in 2004. Also, in April 2005, the company amended its credit facility with JPMorgan Chase Bank. The amendment allowed the company to increase its borrowing capacity and the term of the facility from one to five years.
Except for the amended credit facility discussed above, contractual cash obligations with initial and remaining terms in excess of one year and contingent liabilities remained generally unchanged at September 30, 2005 compared to December 31, 2004.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
As of September 30, 2005
(Unaudited)
(Dollars in thousands, except per share amounts)
RESULTS OF OPERATIONS
The company classified the operations of its former campus card system business as a discontinued operation for all periods presented as a result of the sale of this business on July 1, 2005. Income from discontinued operations net of tax in the third quarter was $12,933, which represented the gain on the sale of the business, and $13,842 for the nine months ended September 30, 2005, which represented the gain on the sale of the business and income from operations. The following discussion and analysis reflects the company’s continuing operations.
Third Quarter 2005 Comparisons with Third Quarter 2004
Net Sales
Net sales for the third quarter of 2005 totaled $622,333 and were $16,139 or 2.7 percent higher than net sales for the third quarter of 2004. Financial self-service revenue decreased by $6,895 or 1.6 percent over the comparable period in 2004, primarily due to lower demand and customer delayed installations in the North American market. Security solutions revenue increased by $14,392 or 9.4 percent over the third quarter of 2004, due primarily to increases in service security solutions revenue in the retail, government and financial security markets as a result of growth in the market resulting from strategic acquisitions and increased market share.
Election systems net sales totaled $39,697, and were $5,263 or 15.3 percent higher than election systems net sales for the third quarter 2004. In addition, the increase in election systems net sales was a result of increased U.S.-based revenue in the third quarter of 2005, which more than offset the strong election revenue realized in Brazil in 2004. Election systems net sales in 2004 were negatively impacted by delays in orders primarily due to the unwillingness to implement a new voting solution within a presidential election year.
Gross Profit
Gross profit for the third quarter of 2005 totaled $143,667 and was $25,324 or 15.0 percent lower than gross profit in the third quarter of 2004. Product gross margin was 24.9 percent in the third quarter of 2005 compared to 30.9 percent in the comparable period of 2004. The decrease in product gross margins was primarily attributable to a heavier mix of revenue derived from lower-margin businesses including a higher percentage of national account revenue in the United States, a greater mix of international revenue, particularly from India and Thailand, and increased revenue from the security and election systems businesses. Additionally, the decrease in product gross margin was due to restructuring charges of $2,168. Supply chain inefficiencies and increased energy costs also attributed to the decrease for the third quarter 2005 versus third quarter 2004.
Service gross margin in the third quarter 2005 decreased to 21.4 percent of service revenue compared with 25.0 percent in the third quarter 2004. Service cost of sales in the third quarter of 2005 was adversely affected by continued pricing pressures and increased fuel costs and approximately $2,052 in restructuring charges and $1,400 of charges primarily related to costs associated with the Oracle implementation and quality problems within EMEA for service parts.
Operating Expenses
Total operating expenses in the third quarter of 2005 were 18.8 percent of net sales, increased from 15.7 percent in the third quarter 2004. Included in the 2005 third quarter’s operating expense was approximately $3,435 in restructuring costs and $800 of other charges related to Oracle. These charges accounted for 0.7 percentage points of the overall increase, while higher IT expenses associated with the Company’s continued implementation of Oracle and professional fees accounted for 0.6 percentage points, and recent acquisitions, which carried a higher operating expense as a percentage of revenue, accounted for 0.5 percentage points of the increase in operating expenses as a percentage of sales.
Other Income (Expense)
Investment income for the third quarter 2005 was $2,872, and decreased $120 or 4.0 percent versus investment income for the third quarter 2004. The decrease was due to a smaller investment portfolio in 2005. Interest expense for the third quarter 2005 was $4,559 and increased $1,582 or 53.1 percent compared to the third quarter 2004. The increase was due to higher borrowing rates, as well as slightly higher borrowing levels quarter over quarter. Miscellaneous, net for the third quarter of 2005 was $1,484 and decreased by $1,280 compared with third quarter 2004. Included in miscellaneous, net in third quarter 2004 was a non-recurring charge of $2,600 related to the settlement of a civil action in the state of California.
Income from Continuing Operations
Income from continuing operations for the third quarter of 2005 was $13,499 and decreased $33,924 or 71.5 percent over income from continuing operations for the third quarter of 2004. The decrease was primarily due to lower gross margins, higher operating expenses and a higher effective tax rate in 2005.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
As of September 30, 2005
(Unaudited)
(Dollars in thousands, except per share amounts)
Net Income
Net income for the third quarter of 2005 was $26,432 and decreased $21,846 or 45.3 percent over net income for the third quarter of 2004. Included in the decrease in net income is the impact of the increase in the effective tax rate during 2005. The overall annual effective tax rate for 2005 is now expected to approximate 34 percent versus a previously anticipated effective tax rate of 32 percent. The increase in the anticipated effective tax rate in 2005 was due to a change in sales mix and restructuring charges. As a result of the increase in the effective tax rate for the year, the third quarter 2005 effective tax rate was 37.8 versus 31.9 percent in the third quarter 2004.
Segment Revenue and Operating Profit Summary
Diebold North America (DNA) third quarter 2005 net sales of $338,608 decreased $21,719 or 6.0 percent over the third quarter 2004 net sales of $360,327. The decrease in DNA net sales was primarily due to lower demand and delayed deliveries.
Diebold International (DI) third quarter 2005 net sales of $240,649 increased by $29,216 or 13.8 percent compared with net sales in the comparable period of 2004 of $211,433. The increase in DI net sales was primarily attributed to strong revenue growth of $25,640 in the Latin America region, which includes the strengthening of the Brazilian real by approximately $15,400. Election Systems & Other (ES) third quarter 2005 net sales of $43,076 increased by $8,642 or 25.1 percent compared to third quarter 2004 net sales of $34,434. The increase in election systems net sales was a result of increased U.S.-based revenue in the third quarter 2005 that more than offset the strong election revenue realized in Brazil in the third quarter 2004. Election systems net sales in 2004 were negatively impacted by delays in orders primarily due to the unwillingness to implement a new voting solution within a presidential election year.
DNA operating profit for third quarter 2005 decreased by $41,245 or 66.2 percent compared with third quarter 2004. The decrease was primarily attributable to unfavorable revenue mix and pricing pressure and restructuring charges of $1,100 for the third quarter of 2005. DI operating profit for third quarter 2005 decreased by $8,714 or 71.4 percent compared with the comparable period in 2004. The decrease was primarily due to lower security gross margins, which decreased due to pricing pressure and higher material costs. Operating profit in ES increased by $3,000 for third quarter 2005 compared to the third quarter 2004 as a result of higher margins on products sold in the third quarter 2005.
Refer to Note 9 to the condensed consolidated financial statements for further details of segment revenue and operating profit.
Nine Months Ended September 30, 2005 Comparisons with Nine Months Ended September 30, 2004
Net Sales
Net sales for the nine months ended September 30, 2005 totaled $1,776,433 and was $130,881 or 8.0 percent higher than net sales for the comparable period in 2004. Financial self-service revenue for the nine months ended September 30, 2005 increased by $65,265 or 5.6 percent over the comparable period in 2004, primarily due to strong growth in Asia Pacific, Brazil, and Latin America, partially offset by market weakness and customer delayed installation in the North American market. Security solutions revenue increased by $70,708 or 17.6 percent for the nine months ended September 30, 2004, due primarily to increases in the retail, government and financial security markets as a result of growth in the market, complemented by growth resulting from strategic acquisitions and increased market share.
Election systems net sales of $67,963 decreased by $8,471 or 11.1 percent compared to the nine months ended September 30, 2004. Purchasing delays by county and state governments within the United States primarily in 2005, as a result of ongoing political debates over electronic voting, adversely affected the overall election systems business in 2005.
Gross Profit
Gross profit for the nine months ended September 30, 2005 totaled $439,875 and was $30,314 or 6.5 percent lower than gross profit in the nine months ended September 30, 2004. Product gross margin was 27.0 percent in the nine month period ended September 30, 2005 compared to 32.9 percent in the comparable period in 2004. The decline in product gross margin was due to lower product margins in the domestic election systems market, as well as pricing pressure on non-Opteva financial self-service product offerings and U.S. security products and restructuring charges of approximately $11,500. Service gross margin in the nine months ended September 30, 2005 decreased to 22.8 percent compared with 24.7 percent in the nine months ended September 30, 2004. The service margin decrease was due to continued pricing pressures, increased fuel costs and restructuring charges of approximately $3,000.
Operating Expenses
Total operating expenses for the nine months ended September 30, 2005 were 17.9 percent of net sales, up from 17.5 percent in the nine months ended September 30, 2004. Higher IT expenses associated with the Company’s continued implementation of Oracle and

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
As of September 30, 2005
(Unaudited)
(Dollars in thousands, except per share amounts)
related professional fees, operating expenses relative to recent acquisitions, and restructuring charges all contributed to the increase in operating expenses as a percentage of sales.
Other Income (Expense)
Investment income for the nine months ended September 30, 2005 was $8,199 and increased $246 or 3.1 percent over investment income for the nine months ended September 30, 2004. The increase was due to a larger investment portfolio in 2005. Interest expense for the nine months ended September 30, 2005 was $11,093 and increased $3,755 or 51.2 percent compared to same period in 2004. The increase was due to higher borrowing rates and higher borrowing levels year over year. Miscellaneous, net for the nine months ended September 30, 2005 was $6,637 and increased $2,861 or 75.8 percent compared to the same period in 2004. Included in the increase in miscellaneous, net was foreign exchange losses of $6,379. The increase in foreign exchange loss was primarily due to the weakening of the US dollar as compared to the Brazilian real and other currencies.
Income from Continuing Operations
Income from continuing operations for the nine months ended September 30, 2005 was $72,501 and decreased $47,084 or 39.4 percent over income from continuing operations for the nine months ended September 30, 2004. The decrease was primarily due to lower gross margins, higher operating expense and increased foreign exchange losses and a higher effective tax rate for the nine months ended September 30, 2005.
Net Income
Net income for the nine months ended September 30, 2005 was $86,343 and decreased by $34,684 or 28.7 percent over net income for the nine months ended September 30, 2004. Included in the decrease in net income is the impact of the increase in the effective tax rate during 2005. The overall annual effective tax rate for 2005 is expected to approximate 34 percent versus 31.6 percent in 2004. The change in sales mix and restructuring charges adversely affected the overall tax rate for 2005.
Segment Revenue and Operating Profit Summary
DNA net sales of $1,021,294 for the nine months ended September 30, 2005 increased $24,833 or 2.5 percent over the comparable period 2004 net sales of $996,461. The increase in DNA net sales was due to increased revenue from the security solutions product and service offerings more than offsetting reduced financial self service product and service offerings. DI net sales of $683,797 for the nine months ended September 30, 2005 increased by $111,141 or 19.4 percent over the comparable period of 2004 net sales of $572,656. The increase in DI net sales was attributed to strong revenue growth of $29,196 in Asia Pacific and higher revenue from Latin America of $71,426 and from EMEA of $10,518. During the nine months ended September 30, 2005, revenue was positively impacted by the year-over-year strengthening of the real, euro and certain other currencies. ES net sales of $71,342 for the nine months ended September 30, 2005 decreased $5,093 or 6.7 percent compared to the nine months ended September 30, 2004. Ongoing political debates over electronic voting and purchasing delays during the beginning of the year by government entities adversely affected the overall election systems business in 2005.
DNA operating profit for the nine months ended September 30, 2005 decreased by $43,309 or 28.0 percent versus the comparable period in 2004. The decrease was primarily due to unfavorable revenue mix and pricing pressure as well as restructuring charges of $5,594 for the nine month period ended September 30, 2005. DI operating profit for the nine months ended September 30, 2005 decreased by $19,134 or 62.8 percent versus the comparable period in 2004. The decrease was primarily due to sales mix and restructuring charges of $12,813 for the nine month period ended September 30, 2005. The operating loss in ES decreased by $2,450 or 92.4 percent, moving from an operating loss of $2,651 in the nine months ended September 30, 2004 to an operating loss of $201 in the nine months ended September 30, 2005. This decrease in ES operating loss was a result of higher margins on products sold in the nine months ended September 30, 2005.
Refer to Note 9 to the condensed consolidated financial statements for further details of segment revenue and operating profit.
OUTLOOK
The following statements are based on current expectations. These statements are forward-looking and actual results may differ materially. These statements do not include the potential impact of any future mergers, acquisitions, disposals or other business combinations, or the effect of expensing stock options under the new accounting standard, SFAS Statement No. 123R “Share-Based Payment”.
Restructuring:
•	The company anticipates full-year 2005 restructuring charges of approximately $30,000, including the previously disclosed elimination of 300 full-time positions in North America and Western Europe, further global manufacturing realignment and

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
As of September 30, 2005
(Unaudited)
(Dollars in thousands, except per share amounts)
OUTLOOK (continued)
facility consolidation and the consolidation of research and development operations and service functions.
At the end of the third quarter, the company had reported year-to-date restructuring charges of approximately $.17 per share. These charges include realignment of the company’s operations in Western Europe and North America. These actions also included:
•	Global manufacturing realignment and facility consolidation to speed production and reduce costs;

•	Consolidation of research and development efforts to better serve key markets;

•	Merging software operations and combining various service functions to better leverage resources and expertise throughout the company;

•	Rationalization of international service operations, principally in Western Europe; and

•	Reduced management positions in North America and Europe.
Included in the anticipated fourth quarter restructuring actions is a voluntary early retirement program offered to select North America employees between October 21 and December 16, and further restructuring actions principally in Europe. As a result of these and other actions, we anticipate annual cost savings of approximately $20,000.
Expectations for the fourth quarter 2005 include:
•	The company anticipates restructuring charges of approximately $.13 per share

•	Currency exchange is anticipated to impact revenue favorably by approximately 1.3 percent versus prior year fourth quarter.

•	Depreciation and amortization to be approximately $18,000 to $20,000.

•	An effective tax rate of approximately 34 percent.

•	An increase in pension expense of approximately $.01 per share versus prior year fourth quarter.

•	EPS in the range of $.50 to $.60 per share, which includes anticipated restructuring charges of approximately $.13 per share.
Expectations for the full year 2005 include:
•	Currency expected to impact revenue favorably by approximately 2.0 percent versus prior year.

•	Depreciation and amortization in the range of $74,000 to $76,000.

•	An effective tax rate of approximately 34 percent.

•	Pension expense is expected to be $.03 per share higher in 2005, moving from $.05 per share in 2004 to $.08 per share in 2005.

•	Research and development expense will be approximately 2.5 percent of revenue, consistent with prior year.

•	EPS in the range of $1.70 to $1.80 per share, which includes restructuring charges of approximately $.30 per share, manufacturing start-up costs and related issues of approximately $.08 per share, and the one-time gain of approximately $.18 per share on the sale of the campus card systems business.
Expectations for the full year 2006:
Given recent top-level management changes, the company is not yet providing specific earnings guidance for the 2006 period. The company expects to provide 2006 guidance no later than its fourth quarter earnings release in January 2006.
FORWARD-LOOKING STATEMENT DISCLOSURE
In this quarterly report, the use of the words “believes,” “anticipates,” “expects” and similar expressions is intended to identify forward-looking statements that have been made and may in the future be made by or on behalf of the company, including statements concerning future operating performance, the company’s share of new and existing markets, the company’s short- and long-term revenue and earnings growth rates and the company’s implementation of cost-reduction initiatives. Although the company believes that its outlook is based upon reasonable assumptions regarding the economy, its knowledge of its business, and on key performance indicators which impact the company, there can be no assurance that the company’s goals will be realized. The company is not obligated to report changes to its outlook. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The company’s uncertainties could cause actual results to differ materially from those anticipated in forward-looking statements. These include, but are not limited to:
•	competitive pressures, including pricing pressures and technological developments;

•	changes in the company’s relationships with customers, suppliers, distributors and/or partners in its business ventures;

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
As of September 30, 2005
(Unaudited)
(Dollars in thousands, except per share amounts)
FORWARD-LOOKING STATEMENT DISCLOSURE (Continued)
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(Dollars in thousands)
The company is exposed to foreign currency exchange rate risk inherent in its international operations denominated in currencies other than the U.S. dollar. A hypothetical 10 percent unfavorable movement in the applicable foreign exchange rates would have resulted in a decrease in year-to-date 2005 and 2004 operating profit of approximately $155 and $1,449, respectively. The sensitivity model assumes an instantaneous, parallel shift in the foreign currency exchange rates. Exchange rates rarely move in the same direction. The assumption that exchange rates change in an instantaneous or parallel fashion may overstate the impact of changing exchange rates on amounts denominated in a foreign currency.
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
The company manages interest rate risk with the use of variable rate borrowings under its committed and uncommitted credit facilities and interest rate swaps. Variable rate borrowings under the credit facilities totaled $411,012 and $289,510 at September 30, 2005 and December 31, 2004, respectively. A one percentage point increase or decrease in interest rates would have resulted in an increase or decrease in annual interest expense of approximately $4,100 and $2,800 for 2005 and 2004, respectively. The company’s primary exposure to interest rate risk is movements in the LIBOR rate, which is consistent with prior period. The company had no derivative contracts hedging interest rate risk as of September 30, 2005.
ITEM 4. CONTROLS AND PROCEDURES
Management, under the supervision and with the participation of the chief executive officer and the chief financial officer, has evaluated the company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report.
As reported in the company’s quarterly report for the quarter ended June 30, 2005, it was determined that revenues as previously announced in the company’s earnings release for the quarter ended June 30, 2005 for the company’s voting subsidiary, Diebold Election Systems Incorporated (DESI), were incorrectly recorded. Management corrected the error in the company’s quarterly report for the quarter ended June 30, 2005, which resulted in a decrease in revenue by $10,273, a decrease in cost of sales by $8,020 and a decrease in operating expense by $288. The effect of the correction on the balance sheet at June 30, 2005 resulted in an increase in inventories by $7,264 and a decrease in accounts receivable by $10,273 and other current liabilities by $1,691, respectively. As a result of the aforementioned error and due to the fact that the error was not detected by management in a timely manner, management had determined that a control deficiency related to revenue recognition on contracts entered into with customers by DESI constituted a material weakness in the company’s internal control over financial reporting as of June 30, 2005.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
ITEM 4. CONTROLS AND PROCEDURES (Continued)
As of September 30, 2005
(Unaudited)
(Dollars in thousands, except per share amounts)
In response to the control weaknesses mentioned above, management designed and implemented the following remedial actions at DESI:
•	Realignment of the finance organization; which includes formal review procedures of new contracts as well as current financial statements.

•	Standardization of revenue recognition policies.

•	Training and implementation of revenue recognition policies and literature.
Management is confident that the company has designed internal controls to fully remediate the material weakness in the company’s internal control over financial reporting with respect to revenue recognition at DESI; however, in the opinion of management the above remedial actions were not in place for a sufficient amount of time in the current quarter to conclude that the new control procedures were operating effectively as of September 30, 2005. Management expects the new controls to be operating effectively by December 31, 2005.
Also reported in the company’s quarterly report for the quarter ended June 30, 2005, during the review of the reconciliation over the North American sales commission accrual account, it was noted that the reconciliation was not performed properly and the North American sales commission accrual appeared to be understated. Accordingly, management determined that a control deficiency related to the reconciliation of the North American sales commission accrual account constituted a material weakness in the company’s internal control over financial reporting as of December 31, 2004 and March 31, 2005, which was corrected in July and August. The remedial actions and additional internal controls remain in place and operating effectively as of September 30, 2005.
Under the direction of the chief executive officer and the chief financial officer, the company has evaluated its disclosure controls and procedures as currently in effect as of the end of the period covered by this report, including the remedial actions discussed above, and we have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are not effective.
Unrelated to the issues noted above, the company has implemented the Oracle technology platform in several significant subsidiaries in Europe as well as in Mexico and Australia as of September 30, 2005. Although the company is experiencing certain implementation challenges related to these subsidiaries’ internal control over financial reporting, management is confident that there are sufficient compensating controls in place to mitigate the increase in risk caused by the implementations.
Other than the remedial actions taken with respect to the material weakness described above and the Oracle technology platform implementations, management has not identified any change in internal control over financial reporting that occurred during the third quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
At September 30, 2005, the company was a party to several lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the company’s financial position or results of operations. In management’s opinion, the condensed consolidated financial statements would not be materially affected by the outcome of any present legal proceedings, commitments, or asserted claims.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Information concerning the company’s stock repurchases made during the third quarter 2005:
ISSUER PURCHASES OF EQUITY SECURITIES

			(c)
			Total Number of	(d)
	(a)		Shares Purchased as	Maximum Number of
	Total Number of	(b)	Part of Publicly	Shares that May Yet
	Shares	Average Price Paid	Announced	Be Purchased Under
	Purchased(#)	Per Share	Plans(#)(1)	the Plans(#)
July	6,330 (2)	$46.47	—	2,622,229
August	366,471	$49.53	360,300	2,261,929
September	225,083	$37.59	225,000	2,036,929

Total	597,884	$45.00	585,300	2,036,929

(1)	The company purchased 585,300 shares of company stock in the third quarter 2005 pursuant to the Company Stock Repurchase Plan (the Plan). The total number of shares repurchased as part of a publicly announced plan was 3,963,071 as of September 30, 2005. The remaining number of shares that may be purchased under the Plan is 2,036,929. The Plan was approved by the Board of Directors in April 1997 and authorized the repurchase of up to two million shares. The Plan was amended in June 2004 to authorize the repurchase of an additional two million shares, and was further amended in August 2005 to authorize the repurchase of an additional two million shares. The Plan has no expiration date.

(2)	Represents shares surrendered or deemed surrendered to the company in connection with stock option exercises and to satisfy tax withholding obligations in connection with the distribution of shares of stock under employee stock-based compensation plans.

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

Exhibits

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

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
PART II. OTHER INFORMATION (Continued)
ITEM 6. EXHIBITS (Continued)

*10.18	(iv)	Extension of Retirement and Consulting Agreement with Robert W. Mahoney — incorporated by reference to Exhibit 10.18 (iv) to Registrant’s Form 10-Q for the quarter ended March 31, 2004. (Commission File No. 1-4879).

*10.18	(v)	Extension of Retirement and Consulting Agreement with Robert W. Mahoney — incorporated by reference to Exhibit 10.18 (v) to Registrant’s Form 10-Q for the quarter ended March 31, 2005. (Commission File No. 1-4879).

10.20	(ii)	Amendment No. 1 to the Transfer and Administration Agreement by and among DCC Funding LLC, Diebold Credit Corporation, Diebold, Incorporated, Receivables Capital Corporation and Bank of America, National Association — incorporated by reference to Exhibit 10.20 (ii) on Registrant’s Form 10-Q for the quarter ended March 31, 2001. (Commission File No. 1-4879).

*10.21	(i)	Employment Agreement with Eric C. Evans — incorporated by reference to Exhibit 10.21 on Registrant’s Form 10-Q for the quarter ended March 31, 2004. (Commission File No. 1-4879).

*10.21	(ii)	Separation Agreement with Eric C. Evans — incorporated by reference to Exhibit 10.1 on Registrant’s Form 8-K filed on October 18, 2005. (Commission File No. 1-4879).

*10.22		Form of Non-qualified Stock Option Agreement — incorporated by reference to Exhibit 10.1 on Registrant’s Form 8-K filed on February 16, 2005. (Commission File No. 1-4879).

*10.23		Form of Restricted Share Agreement — incorporated by reference to Exhibit 10.2 on Registrant’s Form 8-K filed on February 16, 2005. (Commission File No. 1-4879).

*10.24		Form of RSU Agreement — incorporated by reference to Exhibit 10.3 on Registrant’s Form 8-K filed on February 16, 2005. (Commission File No. 1-4879).

*10.25	(i)	Form of 2003-2005 Performance Share Agreement — incorporated by reference to Exhibit 10.4 on Registrant’s Form or 8-K filed on February 16, 2005. (Commission File No. 1-4879).

*10.25	(ii)	Form of 2004-2006 Performance Share Agreement — incorporated by reference to Exhibit 10.5 on Registrant’s Form 8-K filed on February 16, 2005. (Commission File No. 1-4879).

*10.26		Diebold, Incorporated Annual Cash Bonus Plan — incorporated by reference to Exhibit A to Registrants’ Proxy Statement on Schedule 14A filed on March 16, 2005 (Commission File No. 001-04879)

31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Reflects management contract or other compensatory arrangement.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIEBOLD, INCORPORATED
(Registrant)

Date : November 4, 2005	By:	/s/ Walden W. O’Dell
Walden W. O’Dell
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date : November 4, 2005	By:	/s/ Kevin J. Krakora
Kevin J. Krakora
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