Form 10-K
period 2005-12-31
DIEBOLD INC
filed 2006-03-14
CIK 28823

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☑ No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes ☐ No ☑
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
☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated Filer ☑ Accelerated Filer ☐ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2005, the last business day of the Registrant’s most recently completed second fiscal quarter. The aggregate market value was computed by using the closing price on the New York Stock Exchange on June 30, 2005 of $45.11 per share.

Common Shares, Par Value $1.25 per Share	$3,130,979,949
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2006
Common Shares $1.25 Par Value	68,561,549 Shares

DOCUMENTS INCORPORATED BY REFERENCE
Listed hereunder are the documents, portions of which are incorporated by reference, and the parts of this Form 10-K into which such portions are incorporated:
(1)	Diebold, Incorporated Annual Report to shareholders for the year ended December 31, 2005, portions of which are incorporated by reference into Parts I and II of the Form 10-K; and

(2)	Diebold, Incorporated Proxy Statement for 2006 Annual Meeting of Shareholders to be held April 27, 2006, portions of which are incorporated by reference into Part III of this Form 10-K.

PART I.
ITEM 1. BUSINESS.
(Dollars in thousands)
(a) General Development of Business
The company was incorporated under the laws of the state of Ohio in August, 1876, succeeding a proprietorship established in 1859 and is engaged primarily in the sale, manufacture, installation and service of automated self-service transaction systems, electronic and physical security products, election systems and software. The company specializes in technology that empowers people worldwide to access services when, where and how they may choose. In 2002, the company acquired Global Election Systems Inc., subsequently renamed Diebold Election Systems, Inc. (DESI), a manufacturer and supplier of elections systems and support, to mark its launch into the election systems market.
Additional information regarding developments in the company’s business can be found in the 2005 Annual Report to shareholders under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 18 through 25, which is incorporated here by reference.
(b) Financial Information about Segments
The company’s segments comprise its three main sales channels: Diebold North America (DNA), Diebold International (DI) and Election Systems (ES) & Other. The DNA segment sells financial and retail systems, and also services financial and retail systems in the United States and Canada. The DI segment sells and services financial and retail systems over the remainder of the globe. The ES & Other segment includes the operating results of DESI beginning in 2002 and the voting and lottery related business in Brazil.
Segment financial information can be found in the 2005 Annual Report to shareholders in note 16 to the Consolidated Financial Statements on pages 42 and 43, which is incorporated here by reference.
(c) Narrative Description of Business
The company develops, manufactures, sells and services self-service transaction systems, electronic and physical security systems, software and various products used to equip bank facilities and electronic voting terminals. The company’s primary customers include banks and financial institutions, as well as public libraries, government agencies, utilities and various retail outlets. Sales of systems and equipment are made directly to customers by the company’s sales personnel and by manufacturers’ representatives and distributors globally. The sales/support organization works closely with customers and their consultants to analyze and fulfill the customers’ needs. In 2005, 2004, and 2003, the company’s sales and services of financial systems and equipment and security solutions accounted for more than 94 percent of consolidated net sales.
Product Groups
Self-Service Products
The company offers an integrated line of self-service banking products and Automated Teller Machines (ATMs). The company is a leading global supplier of ATMs, and holds the leading market position in many countries around the world.
Physical Security and Facility Products
The company’s Physical Security and Facility Products division designs and manufactures several of the company’s financial service solutions offerings, including the RemoteTeller™ System (RTS). The business unit also develops vaults, safe deposit boxes and safes, drive-up banking equipment and a host of other banking facilities products.
Election Systems
The company, through its wholly-owned subsidiaries DESI and Procomp Industria Eletronica S.A., is one of the largest electronic voting system providers in the world.
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
The company had no customers that accounted for more than 10 percent of total net sales in 2005, 2004 and 2003.
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
Competition
All phases of the company’s business are highly competitive; some products being in competition directly with similar products and others competing with alternative products having similar uses or producing similar results. The company believes, based upon outside independent industry surveys, that it is a leading manufacturer of self-service systems in the United States and is also a market leader internationally. In the area of automated transaction systems, the company competes primarily with NCR Corporation, Wincor-Nixdorf, Triton, Fujitsu and Itautec. In serving the security products market for the financial services industry, the company competes primarily with ADT. Of these competitors, some compete in only one or two product lines, while others sell a broader spectrum of products competing with the company. However, the unavailability of comparative sales information and the large variety of individual products make it difficult to give reasonable estimates of the company’s competitive ranking in or share of the market in its security product fields of activity. Many smaller manufacturers of safes, surveillance cameras, alarm systems and remote drive-up equipment are found in the market.
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
Research, Development & Engineering
The company charged to expense $60,409 in 2005, $58,759 in 2004, and $58,678 in 2003, respectively, for research, development and engineering costs.
Legal
Compliance by the company with federal, state and local environmental protection laws during 2005 had no material effect upon capital expenditures, earnings or the competitive position of the company and its subsidiaries.
The election systems business continues to be a challenge for the company. As a result of these challenges, and because 2004 was a presidential election year, the company believes that prospective purchases of voting equipment and services by certain government entities were delayed in 2004, which resulted in lower than expected revenue for 2004. Those entities did not want to introduce a new voting solution in a presidential election year and also wanted to see how successful electronic voting was in states that had already implemented the technology. Both the settlement of the civil action and the decrease in revenues resulted in a significant negative impact on margin and earnings per share. As a result of the positive performance of the company’s voting equipment, the positive performance of electronic voting systems in past elections and the Help America Vote Act (HAVA) requirement that jurisdictions must have HAVA-compliant equipment, the company expected to continue participating in new jurisdiction decisions to purchase voting equipment in 2005 and in future years. Election systems revenues for 2005 did increase by $77,040 from 2004, representing a combination of the recapture of delayed sales from 2004 as well as growth from sales generated within 2005. Despite the revenue growth in 2005, future delays or increases in the costs of providing products and services may be encountered as a result of possible future challenges, changes in the laws and changes to product specifications, any of which may adversely affect the company’s election systems sales.
Employees
The total number of employees at December 31, 2005 was 14,603 compared with 14,376 at the end of the preceding year. Diebold’s service staff is one of the financial industry’s largest, with professionals in more than 600 locations worldwide.
Additional information regarding the company’s sales, results of operations, liquidity and capital resources is discussed in “Managements Discussion and Analysis of Financial Condition and Results of Operations” in the 2005 Annual Report to shareholders on pages 18 through 25.
(d) Financial Information about Geographic Areas
Sales to customers outside the United States in relation to total consolidated net sales were $1,087,604 or 42.0 percent in 2005, $935,769 or 39.7 percent in 2004 and $778,608 or 37.3 percent in 2003.
Property, plant and equipment, at cost, located in the United States totaled $403,625, $427,464 and $392,128 as of December 31, 2005, 2004 and 2003, respectively, and property, plant and equipment, at cost, located outside the United States totaled $202,460, $186,650 and $155,730 as of December 31, 2005, 2004 and 2003, respectively.
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
Additional information regarding the company’s international operations is included in the 2005 Annual Report to shareholders in Note 16 to the Consolidated Financial Statements on pages 42 and 43, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 18 through 25 and in “Quantitative and Qualitative Disclosures about Market Risk” on page 25, and that information is incorporated here by reference.
(e) Additional Information
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
ITEM 1A. RISK FACTORS
The following are certain risk factors that could affect the business, financial condition, operating results and cash flows of the company. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K because these risk factors could cause the company’s actual results to differ materially from those expressed in any forward-looking statement. The risks the company has highlighted below are not the only ones the company faces. If any of these events actually occur, the company’s business, financial condition, operating results or cash flows could be negatively affected. The company cautions the reader to keep in mind these risk factors and to refrain from attributing undue certainty to any forward-looking statements, which speak only as of the date of this report.
Demand for and supply of the company’s products and services may be adversely affected by numerous factors, some of which the company cannot predict or control, which could adversely affect the company’s results of operations.
Numerous factors may affect the demand for and supply of the company’s products and services, including:
•	changes in the market acceptance of the company’s products and services;

•	customer and competitor consolidation;

•	changes in customer preferences;

•	declines in general economic conditions; and

•	changes in environmental regulations that would limit the company’s ability to sell products and services in specific markets.

If any of these factors occur, the demand for and supply of the company’s products and services could suffer, which would adversely affect the company’s results of operations.
Increased raw material and energy costs could reduce the company’s income.
The primary raw materials in the company’s financial self-service, security and election systems business segments are steel, plastics and electronic components. The majority of the company’s raw materials are purchased from various local, regional and global suppliers pursuant to long-term supply contracts. However, the price of these materials fluctuates under these contracts in tandem with the prices of raw materials that are used in the manufacture of the company’s products.
In addition, energy prices, particularly petroleum, are cost drivers for the company’s business. In recent months, the price of petroleum has risen significantly, particularly due to the unstable political conditions in the Persian Gulf. Any increase in the costs of energy would also increase the company’s transportation costs. Although the company attempts to pass on higher raw material and energy costs to the company’s customers, given the company’s competitive markets, it is often not possible to pass on all of these increased costs.
The company’s sales and operating results are sensitive to global economic conditions and cyclicality and could be adversely affected during economic downturns.
Demand for the company’s products is affected by general economic conditions and the business conditions of the industries in which the company sells our products and services. The business of most the company’s customers, particularly our financial institution and election systems customers, is, to varying degrees, cyclical and has historically experienced periodic downturns. Any future downturns in general economic conditions could adversely affect the demand for our products and services and our sales and operating results. In addition, downturns in our customers’ industries, even during periods of strong general economic conditions, could adversely affect our sales and our operating results. Additionally, the unstable political conditions in the Persian Gulf could lead to financial, economic and political instability, which could lead to a further deterioration in general economic conditions.
The company may be unable to achieve, or may be delayed in achieving, our cost-cutting initiatives, which may adversely affect our results of operations and cash flow.
The company has launched a number of cost-cutting initiatives, including the company’s restructuring initiatives, to improve operating efficiencies and reduce operating costs. Although the company is anticipating a substantial amount of annual cost savings associated with these cost-cutting initiatives, we may be unable to sustain the cost savings that the company has achieved. In addition, if the company is unable to achieve, or have any unexpected delays in achieving additional cost savings, the company’s results of operations and cash flow may be adversely affected. Even if the company meets the goals pursuant to these initiatives, the company may not receive the expected financial benefits of these initiatives.
The company faces competition that could adversely affect our sales and financial condition.
All phases of the company’s business are highly competitive; some products being in competition directly with similar products and others competing with alternative products having similar uses or producing similar results. The company encounters competition in price, delivery, service, performance, product innovation, product recognition and quality.
Because of the potential for consolidation in any market, the company’s competitors may become larger, which could make them more efficient and permit them to be more price-competitive. Increased size could also permit them to operate in wider geographic areas and enhance their abilities in other areas such as research and development and customer service, which could also reduce the company’s profitability.
The company’s competitors can be expected to continue to develop and introduce new and enhanced products, which could cause a decline in market acceptance of the company’s products. In addition, the company’s competitors could cause a reduction in the prices for some of the company’s products as a result of intensified price competition.
Competitive pressures can also result in the loss of major customers. An inability to compete successfully could have an adverse effect on our results of operations, financial condition and cash flows in any given period.
Because our operations are conducted worldwide, they are affected by risks of doing business abroad.
The company generates a significant percentage of our revenue from sales and service operations conducted outside the United States. Revenue from international operations amounted to approximately 42.0% in 2005 and 39.7% in 2004 of total revenue during these respective periods.
Accordingly, our international operations are subject to the risks of doing business abroad, including the following:
•	fluctuations in currency exchange rates;

•	transportation delays and interruptions;

•	political and economic instability and disruptions;

•	restrictions on the transfer of funds;

•	the imposition of duties and tariffs;

•	import and export controls;

•	changes in governmental policies and regulatory environments;

•	labor unrest and current and changing regulatory environments;

•	the uncertainty of product acceptance by different cultures;

•	the risks of divergent business expectations or cultural incompatibility inherent in establishing joint ventures with foreign partners;

•	difficulties in staffing and managing multi-national operations;

•	limitations on our ability to enforce legal rights and remedies;

•	reduced protection for intellectual property rights in some countries; and

•	potentially adverse tax consequences.
Any of these events could have an adverse effect on our international operations in the future by reducing the demand for our products, decreasing the prices at which the company can sell our products or otherwise having an adverse effect on our business, financial condition or results of operations. The company may not be able to continue to operate in compliance with applicable customs, currency exchange control regulations, transfer pricing regulations or any other laws or regulations to which the company may be subject. In addition, these laws or regulations may be modified in the future, and the company may not be able to operate in compliance with those modifications.
The failure of governments to certify election systems products may hinder our growth and harm our business.
The Help America Vote Act (HAVA) requires that jurisdictions must have HAVA-compliant equipment by January 1, 2006; however, despite this deadline, numerous jurisdiction have not yet become HAVA-compliant. Further, individual states and municipalities have the discretion as to how they will become compliant with HAVA. It is uncertain at this time the extent to which challenges raised about reliability and security of the company’s election systems products, including the risk that such products will not be certified for use or will be decertified.
The company could be subject to differing and inconsistent laws, regulations and certification requirements with respect to our election systems products. If that were to happen, the company may find it necessary to eliminate, modify or cancel components of our services that could result in additional development costs and the possible loss of revenue. Future legislative changes or other changes in the laws could have an adverse effect on our business, financial condition and results of operations.
Our election systems products might not achieve market acceptance, which could adversely affect our growth.
The rate at which state and local government bodies have accepted electronic voting products has varied significantly by locale. Despite the passing of the HAVA deadline, the company expects to continue to experience variations in the degree to which these programs are accepted. The company’s ability to grow will depend on the extent to which our potential customers accept our products. This acceptance may be limited by:
•	the failure of jurisdictions to certify our election systems products;

•	jurisdictions decertifying products that had previously been certified;

•	the failure of prospective customers to conclude that our products are valuable and should be used;

•	the reluctance of our prospective customers to replace their existing solutions with our products; and

•	marketing efforts of our competitors.
Concerns about security and negative publicity regarding our election systems segment could slow acceptance of our election systems products.
Because of the political nature of our election systems business, various individuals and advocacy groups may raise challenges in the media and elsewhere, including legal challenges, about the reliability and security of the company’s election systems products and services. Our election systems business is vulnerable to these types of challenges because the electronic elections systems industry is emerging. Furthermore, in the event of adverse publicity, whether directed at us or our competitors’ products, due to processing errors or other system failures, the electronic election systems industry could suffer as a whole, which would have a adverse effect on our business, financial condition and results of operations. In addition, these efforts may adversely affect the company’s relations with its election systems customers.
The company is currently subject to securities class action litigation, the unfavorable outcome of which might have a material adverse effect on our financial condition, results of operations and cash flows.

A number of shareholder action lawsuits have been filed against us and certain of our current and former officers and directors, alleging violations of the federal securities laws and breaches of fiduciary duties with respect to the company’s 401(k) savings plan. The company believes that these lawsuits are without merit and the company intends to defend ourselves vigorously. The company cannot, however, determine with certainty the outcome or resolution of these claims or any future related claims, or the timing for their resolution. In addition to the expense and burden incurred in defending this litigation and any damages that the company may suffer, our management’s efforts and attention may be diverted from the ordinary business operations in order to address these claims. If the final resolution of this litigation is unfavorable to us, our financial condition, results of operations and cash flows might be materially adversely affected.
Any failure by us to manage acquisitions, divestitures and other significant transactions successfully could harm our financial results, business and prospects.
As part of our business strategy, the company frequently engages in discussions with third parties regarding possible investments, acquisitions, strategic alliances, joint ventures, divestitures and outsourcing arrangements and enter into agreements relating to such extraordinary transactions in order to further our business objectives. In order to pursue this strategy successfully, the company must identify suitable candidates for and successfully complete extraordinary transactions, some of which may be large and complex, and manage post-closing issues such as the integration of acquired companies or employees. Integration and other risks of extraordinary transactions can be more pronounced for larger and more complicated transactions, or if multiple transactions are pursued simultaneously. If the company failed to identify and complete successfully extraordinary transactions that further our strategic objectives, the company may be required to expend resources to develop products and technology internally, the company may be at a competitive disadvantage or the company may be adversely affected by negative market perceptions, any of which may have a material adverse effect on our revenue, gross margin and profitability.
Integration issues are complex, time-consuming and expensive and, without proper planning and implementation, could significantly disrupt our business. The challenges involved in integration include:
•	combining product offerings and entering into new markets in which the company is not experienced;

•	convincing customers and distributors that the transaction will not diminish client service standards or business focus, preventing customers and distributors from deferring purchasing decisions or switching to other suppliers (which could result in our incurring additional obligations in order to address customer uncertainty), and coordinating sales, marketing and distribution efforts;

•	consolidating and rationalizing corporate information technology infrastructure, which may include multiple legacy systems from various acquisitions and integrating software code;

•	minimizing the diversion of management attention from ongoing business concerns;

•	persuading employees that business cultures are compatible, maintaining employee morale and retaining key employees, integrating employees into the company, correctly estimating employee benefit costs and implementing restructuring programs;

•	coordinating and combining administrative, manufacturing, research and development and other operations, subsidiaries, facilities and relationships with third parties in accordance with local laws and other obligations while maintaining adequate standards, controls and procedures; and

•	achieving savings from supply chain and administration integration.
The company evaluates and enters into extraordinary transactions on an ongoing basis. The company may not fully realize all of the anticipated benefits of any transaction, and the timeframe for achieving benefits of a transaction may depend partially upon the actions of employees, suppliers or other third parties. In addition, the pricing and other terms of our contracts for extraordinary transactions require us to make estimates and assumptions at the time the company enters into these contracts, and, during the course of our due diligence, the company may not identify all of the factors necessary to estimate our costs accurately. Any increased or unexpected costs, unanticipated delays or failure to achieve contractual obligations could make these agreements less profitable or unprofitable.
Managing extraordinary transactions requires varying levels of management resources, which may divert our attention from other business operations. These extraordinary transactions could result in significant costs and expenses and charges to earnings, including those related to severance pay, early retirement costs, employee benefit costs, asset impairment charges, charges from the elimination of duplicative facilities and contracts, in-process research and development charges, inventory adjustments, assumed litigation and other liabilities, legal, accounting and financial advisory fees, and required payments to executive officers and key employees under retention plans. Moreover, the company could incur additional depreciation and amortization expense over the useful lives of certain assets acquired in connection with extraordinary transactions, and, to the extent that the value of goodwill or intangible assets with indefinite lives acquired in connection with an extraordinary transaction becomes impaired, the company may be required to incur additional material charges relating to the impairment of those assets. In order to complete an acquisition, the company may issue common stock, potentially creating dilution for existing stockholders, or borrow, affecting our financial condition and potentially our credit ratings. Any prior or future downgrades in our credit rating associated with an acquisition could adversely affect our ability to borrow and result in more restrictive borrowing terms. In addition, our effective tax rate on an ongoing basis is uncertain, and extraordinary transactions could impact our effective tax rate. The company also may experience risks relating to the challenges and costs of closing an extraordinary transaction and the risk that an announced extraordinary transaction may not close. As a result, any completed, pending or future transactions may contribute to financial results that differ from the investment community’s expectations.
System security risks and systems integration issues could disrupt our internal operations or services provided to customers, and any such disruption could harm our revenue, increase our costs and expenses and harm our reputation and stock price.
Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate our confidential information or that of third parties, create system disruptions or cause shutdowns. As a result, the company could incur significant expenses in addressing problems created by security breaches of our network. Moreover, the company could lose existing or potential customers or incur significant expenses in connection with our customers’ system failures. In addition, sophisticated hardware and operating system software and applications that the company produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the system. The costs to us to eliminate or alleviate security problems, viruses and bugs could be significant, and the efforts to address these problems could result in interruptions, delays or cessation of service that could impede our sales, manufacturing, distribution or other critical functions.
Portions of our information technology infrastructure also may experience interruptions, delays or cessations of service or produce errors in connection with systems integration or migration work that takes place from time to time. The company may not be successful in implementing new systems, and transitioning data and other aspects of the process could be expensive, time consuming, disruptive and resource-intensive. Such disruptions could adversely impact our ability to fulfill orders and interrupt other processes. Delayed sales, lower margins or lost customers resulting from these disruptions could adversely affect our financial results, stock price and reputation.
In order to be successful, the company must attract, retain and motivate key employees, and failure to do so could seriously harm us.
In order to be successful, the company must attract, retain and motivate executives and other key employees, including those in managerial, administration, technical, sales, marketing and information technology support positions. The company also must keep employees focused on our strategies and goals. Hiring and retaining qualified executives, engineers and qualified sales representatives are critical to our future, and competition for experienced employees in these areas can be intense. The failure to hire or loss of key employees could have a significant impact on our operations.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES.
The company’s corporate offices are located in North Canton, Ohio. It owns manufacturing facilities in Canton and Newark, Ohio; Lynchburg and Danville, Virginia; Lexington, North Carolina; and Sumter, South Carolina. The company also has manufacturing facilities in Argentina, Belgium, Brazil, China, France and India. The company has selling, service and administrative offices in the following locations: throughout the United States, and in Argentina, Australia, Austria, Barbados, Belgium, Brazil, Canada, Chile, China, Colombia, Czech Republic, Ecuador, France, Germany, Greece, Hong Kong, Hungary, India, Indonesia, Italy, Malaysia, Mexico, Netherlands, New Zealand, Panama, Paraguay, Peru, Philippines, Portugal, Poland, Romania, Russia, Singapore, South Africa, Spain, Switzerland, Taiwan, Thailand, Turkey, the United Arab Emirates, the United Kingdom, Uruguay, Venezuela and Vietnam. The company leases a majority of the selling, service and administrative offices under operating lease agreements.
The company considers that its properties are generally in good condition, are well maintained, and are generally suitable and adequate to carry on the company’s business.
ITEM 3. LEGAL PROCEEDINGS.
At December 31, 2005, the company was a party to several lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the company’s financial position, results of operations or cash flow. In management’s opinion, the financial statements would not be materially affected by the outcome of any present legal proceedings, commitments, or asserted claims.
In addition to the routine legal proceedings noted above, the company has recently been served with various lawsuits, filed against it and certain named officers and directors, by shareholders and participants in the company’s 401(k) savings plan, alleging violations of the federal securities laws and breaches of fiduciary duties with respect to the 401(k) plan. These complaints seek compensatory damages in an unspecific amount, fees and expenses related to such lawsuit and the granting of extraordinary equitable and/or injunctive relief. For each of these lawsuits, the date each complaint was filed, the name of the plaintiff and the court in which such lawsuit is pending are as follows:

•	Konkol v. Diebold Inc., et al., No. 5:05CV2873 (N.D. Ohio filed December 13, 2005).
•	Ziolkowski v. Diebold Inc., et al., No. 5:05CV2912 (N.D. Ohio filed December 16, 2005).
•	New Jersey Carpenter’s Pension Fund v. Diebold, Inc., No. 5:06-CV-40 (N.D. Ohio filed January 6, 2006).
•	Rein v. Diebold, Inc., et al., No. 5:06-cv-00296-JG (N.D. Ohio filed February 9, 2006).
•	Graham v. Diebold, Inc., et al., No. 5:05CV2997 (N.D. Ohio, filed December 30, 2005).
•	McDermott v. Diebold, Inc., et al., No. 5:06-CV-170 (N.D. Ohio filed January 24, 2006).
•	Recht v. O’Dell et al., No. 5:06-CV-233 (N.D. Ohio filed January 31, 2006).
•	Barnett v. Diebold, Inc., et al., No. 5:06CV61 (N.D. Ohio, filed February 15, 2006).
•	Farrell v. Diebold, Inc., et al., No. 1:06-cv-00307-DDD (N.D. Ohio, Filed February 8, 2006).
•	Forbes v. Diebold, Inc., et al., No. 5:06-cv-00324-JG (N.D. Ohio, filed February 10, 2006).
•	Wietschner v. Diebold, Inc., et al., No. 5:06CV0418 (N.D. Ohio, filed February 23, 2006).
The company and the individual defendants deny the allegations made against them, regard them as without merit, and intend to defend themselves vigorously. Management is unable to determine the financial statement impact, if any, of these legal proceedings as of December 31, 2005.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
No matters were submitted to a vote of security holders during the fourth quarter of 2005.
PART II.
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
The common shares of the company are listed on the New York Stock Exchange with a symbol of DBD. The price ranges of common shares for the company are as follows:

	2005		2004		2003
	High	Low	High	Low	High	Low
1st Quarter	$57.75	$51.70	$54.82	$46.61	$42.95	$33.50
2nd Quarter	57.80	44.85	52.87	43.88	43.60	33.75
3rd Quarter	50.21	33.78	52.79	44.96	52.30	41.85
4th Quarter	41.00	33.10	56.45	44.67	57.43	50.73

Full Year	$57.80	$33.10	$56.45	$43.88	$57.43	$33.50
There were 87,011 shareholders at December 31, 2005, which includes an estimated number of shareholders who have shares held in their accounts by banks, brokers, trustees for benefit plans and the agent for the dividend reinvestment plan.
On the basis of amounts paid and declared, the annualized quarterly dividends per share were $0.82, $0.74 and $0.68 in 2005, 2004 and 2003, respectively.
ISSUER PURCHASES OF EQUITY SECURITIES

			(c). Total
			Shares	(d). Maximum
			Purchased as	Number of
		(b). Average	part of Publicly	Shares that may
	(a). Total Number of	Price Paid per	Announced	yet be Purchased
Period	Shares Purchased (2)	Share	Plan (1)	under the Plan (1)
October 2005	800,000	34.39	800,000	1,236,929
November 2005	500,176	38.37	500,000	736,929
December 2005	237,168	39.11	236,929	4,500,000

Total	1,537,344	36.41	1,536,929	4,500,000

(1)	- The company purchased 1,536,929 common shares in the fourth quarter 2005 pursuant to the Company Stock Repurchase Plan (the Plan). The total number of shares repurchased as part of a publicly announced plan was 5,500,000 as of December 31, 2005. The

Plan was approved by the Board of Directors in April 1997 and authorized the repurchase of up to two million shares. The Plan was amended in June 2004 to authorize the repurchase of an additional two million shares, and was further amended in August and December 2005 to authorize the repurchase of an additional six million shares. The Plan has no expiration date.

(2)	- Includes 176 and 239 shares in November and December, respectively, surrendered or deemed surrendered to the company in connection with stock option exercises and to satisfy tax withholding obligations in connection with the distribution of shares of stock under employee stock-based compensation plans.
ITEM 6. SELECTED FINANCIAL DATA.
The summary of selected financial data for the last six years is set forth in the 2005 Annual Report to shareholders in the table titled “2005 — 2000 Diebold, Incorporated and Subsidiaries Selected Financial Data” on pages 50 and 51 and is incorporated here by reference.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
“Management’s Discussion and Analysis of Financial Condition and Results of Operations” is set forth in the 2005 Annual Report to shareholders on pages 18 through 25 and is incorporated here by reference.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The disclosures about market risk required by this item are set forth in the 2005 Annual Report to shareholders on page 25, which is incorporated here by reference. For further information relating to borrowings and interest rates, see the “Liquidity and Capital Resources” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 21 and 22 and Notes 7 and 8 to the Consolidated Financial Statements on pages 34 and 35, which are incorporated here by reference.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data are included within the 2005 Annual Report to shareholders on pages 26 through 44 and pages 49 and 53, which are incorporated here by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
There have been no changes in accountants or disagreements with accountants on accounting and financial disclosures.
ITEM 9A. CONTROLS AND PROCEDURES
(a) Disclosure Controls and Procedures
Under the direction of the Company’s chief executive officer and chief financial officer, the Company has evaluated its disclosure controls and procedures as in effect as of the end of the period covered by this report, and has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are not effective due to the material weakness described below.
(b) Management’s Annual Report On Internal Control Over Financial Reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
This evaluation identified the following material weakness in the Company’s internal control over financial reporting as of December 31, 2005:

The Company did not have personnel with sufficient technical knowledge to analyze complex revenue contracts to ensure that such transactions were accounted for in accordance with generally accepted accounting principles at its voting subsidiary, Diebold Election Systems, Inc. (DESI). Specifically, the review of these contracts did not provide for effective identification of, and consideration of, terms of certain arrangements within the contracts that impact the accounting required for the related revenue for such arrangements. This material weakness resulted in material overstatements of revenue and material understatements of deferred revenue balances in the Company’s preliminary interim and annual financial statements for the year ended December 31, 2005. The revenue and deferred revenue balances were corrected by management prior to the issuance of the Company’s consolidated financial statements.
As a result of these deficiencies, the Company concluded that its internal control over financial reporting was not effective as of December 31, 2005.
KPMG LLP, the Company’s independent registered public accounting firm, has issued an auditors’ report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. This report is included at page 46 of this Annual Report on Form 10-K.
(c) Changes In Internal Control Over Financial Reporting
The Company had previously disclosed in its June 30, 2005 and September 30, 2005 quarterly filings, on-going remediation efforts related to DESI which included the following:
•	Realignment of the finance organization; which includes formal review procedures of new contracts as well as current financial statements

•	Standardization of revenue recognition policies

•	Training and implementation of revenue recognition policies and literature
Unrelated to the issue noted above, the Company has implemented an enterprise resource planning system in several significant subsidiaries in Europe, as well as in Mexico and Australia during 2005. Although the company is experiencing certain implementation challenges related to these subsidiaries’ internal control over financial reporting, management is confident that there are sufficient compensating controls in place to mitigate the increase in risk caused by the implementations.
Other than the remedial efforts taken with respect to the material weakness described above and the enterprise resource planning system implementation, in the fourth quarter ending December 31, 2005, there have been no significant changes in the company’s internal controls over financial reporting that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.
Subsequent to December 31, 2005, the Company is continuing implementation and enhancement of the above efforts, and, in addition, is increasing the level of accounting support at DESI in order to assist with effective management review of revenue recognition.
The Company anticipates that the remediation efforts will be fully implemented prior to the end of the second quarter ending June 30, 2006. This will allow the Company sufficient time to test the ongoing design and operating effectiveness of these controls.
ITEM 9B OTHER INFORMATION
None.

PART III.
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
Information with respect to directors of the company, including the designated audit committee financial experts, of the company is included on pages 3 through 10 of the company’s proxy statement for the 2006 Annual Meeting of Shareholders (“2006 Annual Meeting”) and is incorporated herein by reference. The following table summarizes information regarding executive officers of the company:
Executive Officers of the Registrant

				Other Positions
			Year Elected	Held Last
Name	Age	Title	Present Office	Five Years
Thomas W. Swidarski	47	President	2005	Oct-Dec 2005
		and Chief Executive Officer		President and Chief Operating Officer — Diebold, Inc.
				2001-2005
				Senior Vice President, Financial Self-Service Group — Diebold, Inc.
				1999 — 2001
				Vice President, Global Marketing — Diebold Inc.

Kevin J. Krakora	50	Vice President	2005	2001-2005
		and Chief Financial Officer		Vice President and Corporate Controller — Diebold, Inc.
				1999-2001
				Chief Financial Officer — Teltek, Inc. [Electronic Components]

Michael J. Hillock	54	President, International	2001	1999-2001
				Senior Vice President, Int’l Sales and Service — Diebold, Inc.

David Bucci	54	Senior Vice President, Customer Solutions Group	2001	1999-2001 Senior Vice President, North America — Diebold, Inc.

James L.M. Chen	45	Vice President and Managing Director, Asia-Pacific	1998	—

John M. Crowther	49	Vice President and	2004	2002 - 2004
		Chief Information Officer		Vice President and Chief Information Officer (non-executive) — Diebold, Inc.
				1998 - 2002
				Vice President and Chief Information Officer- Cummins, Inc. [Diversified Machinery]

Executive Officers of the Registrant (continued)

				Other Positions
			Year Elected	Held Last
Name	Age	Title	Present Office	Five Years
Warren W. Dettinger	52	Vice President, General Counsel	2004	1987 - 2004
		and Secretary		Vice President and General Counsel - Diebold, Inc.

Michael R. Moore	49	Vice President and Corporate	2005	2003-2005
		Controller		Vice President of Finance and Administration, Diebold Brazil
				1998-2003
				Vice President, Finance and Group Controller, Diebold International

Dennis M. Moriarty	53	Vice President, Global Security	2001	1999-2001
		Division		Vice President, Customer Business Solutions — Diebold, Inc.

William E. Rosenberg	55	Vice President, Corporate Development	2004	2002 - 2004 Vice President, Corporate Development (non executive)— Diebold, Inc.

				1999 - 2002
				Senior Vice President and Chief Financial Officer — Creative Management Services, LLC [Designer & Manufacturer of Custom Trade Show Exhibits]

Sheila M. Rutt	37	Vice President, Chief Human	2005	2002 - 2005
		Resources Officer		Vice President, Global Human Resources — Diebold, Inc.
				2000-2002
				Vice President, Human Resources, for Diebold North America

Robert J. Warren	59	Vice President and Treasurer	1990	—
There is no family relationship, either by blood, marriage or adoption, between any of the executive officers of the company.
Code of Ethics
The company has adopted a Business Ethics Policy that applies to its directors and officers (including its principal executive officer, principal financial officer and principal accounting officer) and employees. This policy is available on the company’s website at www.diebold.com.
Section 16(a) Beneficial Ownership Reporting Compliance
Information with respect to Section 16(a) Beneficial Ownership Reporting Compliance is included on pages 10 and 11 of the company’s proxy statement for the 2006 Annual Meeting and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION.
Information with respect to executive compensation is included on pages 11 through 23 of the company’s proxy statement for the 2006 Annual Meeting and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Information with respect to security ownership of certain beneficial owners and management is included on pages 9 and 10 of the company’s proxy statement for the 2006 Annual Meeting and is incorporated herein by reference.
Equity Compensation Plan Information

Number of securities remaining
	Number of securities to be		available for future issuance
	issued upon exercise of	Weighted-average exercise price	under equity compensation
	outstanding options, warrants	of outstanding options, warrants	plans (excluding securities
	and rights	and rights	reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,082,865	$39.37	1,734,847
Equity compensation plans not approved by security holders	—	—	—
Total	4,082,865	$39.37	1,734,847
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
Information with respect to certain relationships and related transactions is included under the caption “Compensation Committee Interlocks and Insider Participation” on page 7 of the company’s proxy statement for the 2006 Annual Meeting and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Information with respect to principal accountant fees and services is included under “Proposal No. 2: Ratification of Appointment of Independent Auditors” on page 26 of the company’s proxy statement for the 2006 Annual Meeting and is incorporated herein by reference.

PART IV.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a) 1. Documents filed as a part of this report.
The following Consolidated Financial Statements, notes thereto, the report of independent registered public accounting firm, and supplemental data are included in the 2005 Annual Report to shareholders on pages 26 through 46 are incorporated by reference in Item 8 of this report.
•	Consolidated Balance Sheets at December 31, 2005 and 2004

•	Consolidated Statements of Income for the Years Ended December 31, 2005, 2004 and 2003

•	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2005, 2004 and 2003

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003

•	Notes to Consolidated Financial Statements

•	Reports of Independent Registered Public Accounting Firm
     (a) 2. Financial statement schedule
The following report and schedule are included in this Part IV, and are found in this report at the pages indicated:
•	Report of Independent Registered Public Accounting Firm on page 21 of this Form 10-K, and

•	Valuation and Qualifying Accounts on page 22 of this Form 10-K.
All other schedules are omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.
     (a) 3. Exhibits

3.1 (i)	Amended and Restated Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.1 (i) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994. (Commission File No. 1-4879)

3.1 (ii)	Code of Regulations — incorporated by reference to Exhibit 4(c) to Registrant’s Post-Effective Amendment No. 1 to Form S-8 Registration Statement No. 33-32960.

3.2	Certificate of Amendment by Shareholders to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.2 to Registrant’s Form 10-Q for the quarter ended March 31, 1996. (Commission File No. 1-4879)

3.3	Certificate of Amendment to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.3 to Registrant’s Form 10-K for the year ended December 31, 1998. (Commission File No. 1-4879)

4.	Rights Agreement dated as of February 11, 1999 between Diebold, Incorporated and The Bank of New York — incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form 8-A, filed February 2, 1999. (Commission File No. 1-4879).

* 10.1	Form of Employment Agreement as amended and restated as of September 13, 1990 — incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990. (Commission File No. 1-4879).

* 10.2	Schedule of Certain Officers who are Parties to Employment Agreements.

* 10.5 (i)	Supplemental Employee Retirement Plan I as amended and restated July 1, 2002 — incorporated by reference to Exhibit 10.5(i) of Registrant’s Form 10-Q for the quarter ended September 30, 2002. (Commission File No. 1-4879).

* 10.5 (ii)	Supplemental Employee Retirement Plan II as amended and restated July 1, 2002— incorporated by reference to Exhibit 10.5(ii) of Registrant’s Form 10-Q for the quarter ended September 30, 2002. (Commission File No. 1-4879).

* 10.7 (i)	1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992. (Commission File No. 1-4879)

* 10.7 (ii)	Amendment No. 1 to the Amended and Restated 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998. (Commission File No. 1-4879).

* 10.7 (iii)	Amendment No. 2 to the Amended and Restated 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 (iii) to Registrant’s Form 10-Q for the quarter ended March 31, 2003. (Commission File No. 1-4879).

* 10.7 (iv)	2005 Deferred Compensation Plan for Directors of Diebold, Incorporated, effective as of January 1, 2005.

* 10.8 (i)	1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 — incorporated by reference to Exhibit 4(a) to Form S-8 Registration Statement No. 333-60578.

* 10.8 (ii)	Amendment No. 1 to the 1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 — incorporated by reference to Exhibit 10.8 (ii) on Registrant’s Form 10-Q for the quarter ended March 31, 2004. (Commission File No. 1-4879).

* 10.8 (iii)	Amendment No. 2 to the 1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 — incorporated by reference to Exhibit 10.8 (iii) on Registrant’s Form 10-Q for the quarter ended March 31, 2004. (Commission File No. 1-4879).

* 10.8 (iv)	Amendment No. 3 to the 1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 — incorporated by reference to Exhibit 10.8 (iv) on Registrant’s Form 10-Q for the quarter ended June 30, 2004. (Commission File No. 1-4879).

* 10.9	Long-Term Executive Incentive Plan — incorporated by reference to Exhibit 10.9 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993. (Commission File No. 1-4879).

* 10.10 (i)	Amended and Restated 1992 Deferred Incentive Compensation Plan — incorporated by reference to Exhibit 10.10 (i) of Registrant’s Form 10-Q for the quarter ended September 30, 2002. (Commission File No. 1-4879).

* 10.10 (ii)	2005 Deferred Incentive Compensation Plan, effective as of January 1, 2005.

* 10.11	Annual Incentive Plan — incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000. (Commission File No. 1-4879).

* 10.13 (i)	Forms of Deferred Compensation Agreement and Amendment No. 1 to Deferred Compensation Agreement — incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996. (Commission File No. 1-4879).

* 10.13 (ii)	Section 162(m) Deferred Compensation Agreement (as amended and restated January 29, 1998) — incorporated by reference to Exhibit 10.13 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998. (Commission File No. 1-4879).

* 10.14	Deferral of Stock Option Gains Plan — incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998. (Commission File No. 1-4879).

* 10.15	Employment Agreement with Walden W. O’Dell — incorporated by reference to Exhibit 10.15 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999. (Commission File No. 1-4879).

10.17 (i)	Amended and Restated Loan Agreement dated as of April 30, 2003 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, N.A. — incorporated by reference to Exhibit 10.17 to Registrant’s Form 10-Q for the quarter ended June 30, 2003. (Commission File No. 1-4879).

10.17 (ii)	First Amendment to Loan Agreement, dated as of April 28, 2004 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, N.A. — incorporated by reference to Exhibit 10.17 (ii) to Registrant’s Form 10-Q for the quarter ended June 30, 2004. (Commission File No. 1-4879).

10.17(iii)	Second Amendment to Loan Agreement, dated as of April 27, 2005 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and JPMorgan Chase Bank N.A. (successor by merger to Bank One, N.A.) — incorporated by reference to Exhibit 10.1 on Registrant’s Form 8-K filed on May 3, 2005. (Commission File No. 1-4879).

10.17(iv)	Third Amendment to Loan Agreement, dated as of November 16, 2005 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and JPMorgan Chase Bank N.A. (successor by merger to Bank One, N.A.) — incorporated by reference to Exhibit 10.1 on Registrant’s Form 8-K filed on November 22, 2005. (Commission File No. 1-4879).

* 10.18 (i)	Retirement and Consulting Agreement with Robert W. Mahoney — incorporated by reference to Exhibit 10.18 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000. (Commission File No. 1-4879).

* 10.18 (ii)	Extension of Retirement and Consulting Agreement with Robert W. Mahoney — incorporated by reference to Exhibit 10.18 (ii) of Registrant’s Form 10-Q for the quarter ended September 30, 2002. (Commission File No. 1-4879).

* 10.18 (iii)	Extension of Retirement and Consulting Agreement with Robert W. Mahoney — incorporated by reference to Exhibit 10.18 (iii) of Registrant’s Form 10-Q for the quarter ended June 30, 2003. (Commission File No. 1-4879).

* 10.18 (iv)	Extension of Retirement and Consulting Agreement with Robert W. Mahoney — incorporated by reference to Exhibit 10.18 (iv) of Registrant’s Form 10-Q for the quarter ended March 31, 2004. (Commission File No. 1-4879).

* 10.18 (v)	Extension of Retirement and Consulting Agreement with Robert W. Mahoney — incorporated by reference to Exhibit 10.18 (v) to Registrant’s Form 10-Q for the quarter ended March 31, 2005. (Commission File No. 1-4879).

* 10.18 (vi)	Extension of Retirement and Consulting Agreement with Robert W. Mahoney, dated March 7, 2006.

10.20(i)	Transfer and Administration Agreement, dated as of March 30, 2001 by and among DCC Funding LLC, Diebold Credit Corporation, Diebold, Incorporated, Receivables Capital Corporation and Bank of America, National Association and the financial institutions from time to time parties thereto — incorporated by reference to Exhibit 10.20 (i) on Registrant’s Form 10-Q for the quarter ended March 31, 2001. (Commission File No. 1-4879).

10.20(ii)	Amendment No. 1 to the Transfer and Administration Agreement, dated as of May 2001, by and among DCC Funding LLC,Diebold Credit Corporation, Diebold, Incorporated, Receivables Capital Corporation and Bank of America, National Association and the financial institutions from time to time parties thereto — incorporated by reference to Exhibit 10.20 (ii) on Registrant’s Form 10-Q for the quarter ended March, 31, 2001. (Commission File No. 1-4879).

* 10.21(i)	Employment Agreement with Eric C. Evans — incorporated by reference to Exhibit 10.21 on Registrant’s Form 10-Q for the quarter ended March 31, 2004. (Commission File No. 1-4879).

* 10.21(ii)	Separation Agreement with Eric C. Evans — incorporated by reference to Exhibit 10.1 on Registrant’s Form 8-K filed on October 18, 2005. (Commission File No. 1-4879).

* 10.22	Form of Non-qualified Stock Option Agreement — incorporated by reference to Exhibit 10.1 on Registrant’s Form 8-K filed on February 16, 2005. (Commission File No. 1-4879).

* 10.23	Form of Restricted Share Agreement — incorporated by reference to Exhibit 10.2 on Registrant’s Form 8-K filed on February 16, 2005. (Commission File No. 1-4879).

* 10.24	Form of RSU Agreement.

* 10.25	Form of Performance Share Agreement.

* 10.26	Diebold, Incorporated Annual Cash Bonus Plan — incorporated by reference to Exhibit A to Registrants’ Proxy Statement on Schedule 14A filed on March 16, 2005 (Commission File No. 1-04879).

10.27	Form of Note Purchase Agreement — incorporated by reference to Exhibit 10.1 on Registrant’s Form 8-K filed on March 8, 2006. (Commission File No. 1-4879).

13.1	Diebold, Incorporated 2005 Annual Report to shareholders (not deemed “filed” as part of this Form 10-K except for those portions that are expressly incorporated by reference).

21.1	Subsidiaries of the Registrant as of December 31, 2005.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
* Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 15(c) of this report.
(b) Refer to page 23 of this Form 10-K for an index of exhibits to this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIEBOLD, INCORPORATED

March 13, 2006	By:	/s/ Thomas W. Swidarski

Date	Thomas W. Swidarski
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Thomas W. Swidarski	President, Chief Executive	March 13, 2006
Thomas W. Swidarski	Officer and Director (Principal Executive Officer)

/s/ Kevin J. Krakora	Vice President and Chief	March 13, 2006
Kevin J. Krakora	Financial Officer (Principal Financial Officer)

/s/ Michael R. Moore	Vice President and Corporate Controller	March 13, 2006
Michael R. Moore	(Principal Accounting Officer)

*	Director	March 13, 2006
Phillip R. Cox

/s/ Louis V. Bockius III	Director	March 13, 2006
Louis V. Bockius III

*	Director	March 13, 2006
Christopher M. Connor

/s/ Richard L. Crandall	Director	March 13, 2006
Richard L. Crandall

*	Director	March 13, 2006
Gale S. Fitzgerald

*	Director	March 13, 2006
Phillip B. Lassiter

* John N. Lauer	Director	March 13, 2006

/s/ William F. Massy	Director	March 13, 2006
William F. Massy

/s/ Eric J. Roorda	Director	March 13, 2006
Eric J. Roorda

SIGNATURES (continued)

Signature	Title	Date
/s/ Alan J. Weber	Director	March 13, 2006
Alan J. Weber

/s/ Henry D.G. Wallace	Director	March 13, 2006
Henry D.G. Wallace

*	The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and directors of the Registrant and filed with the Securities and Exchange Commission on behalf of such officers and directors.

Dated: March 13, 2006	*By:	/s/ Kevin J. Krakora

Kevin J. Krakora, Attorney-in-Fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Diebold, Incorporated:
Under date of March 10, 2006, we reported on the consolidated balance sheets of Diebold, Incorporated and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the aforementioned consolidated financial statements, we also audited Schedule II “Valuation and Qualifying Accounts” incorporated in the Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.
In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
Our report on Internal Control over Financial Reporting expresses our opinion that Diebold, Incorporated did not maintain effective internal control over financial reporting as of December 31, 2005 because of the effect of a material weakness on the achievement of the objectives of the control criteria and contains an explanatory paragraph that states that management has identified and included in its assessment the following material weakness as of December 31, 2005:
The Company did not have personnel with sufficient technical knowledge to analyze complex revenue contracts to ensure that such transactions were accounted for in accordance with generally accepted accounting principles as its voting subsidiary, Diebold Election Systems, Inc. (DESI). Specifically, the review of these contracts did not provide for effective identification of, and consideration of, terms of certain arrangements within the contracts that impact the accounting required for the related revenue for such arrangements. This material weakness resulted in a material overstatement in the Company’s revenue and material understatement in deferred revenue balances in the Company’s preliminary interim and annual financial statements for the year ended December 31, 2005.
/s/ KPMG LLP
Cleveland, Ohio
March 10, 2006

DIEBOLD, INCORPORATED AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(DOLLARS IN THOUSANDS)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	Balance at			Balance
	beginning			at end
	of year	Additions	Deductions	of year
Year ended December 31, 2005

Allowance for doubtful accounts	$10,176	$37,501	$20,461	$27,216

Year ended December 31, 2004

Allowance for doubtful accounts	$8,713	$11,761	$10,298	$10,176

Year ended December 31, 2003

Allowance for doubtful accounts	$7,950	$8,725	$7,962	$8,713

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT DESCRIPTION
10.2	Schedule of Certain Officers who are Parties to Employment Agreements.

10.7 (iv)	2005 Deferred Compensation Plan for Directors of Diebold, Incorporated, effective as of January 1, 2005.

10.10 (ii)	2005 Deferred Incentive Compensation Plan, effective as of January 1, 2005.

10.18 (vi)	Extension of Retirement and Consulting Agreement with Robert W. Mahoney, dated March 7, 2006.

10.24	Form of RSU Agreement.

10.25	Form of Performance Share Agreement.

13.1	Diebold, Incorporated Annual Report to shareholders (not deemed “filed” as part of this Form 10-K except for those portions that are expressly incorporated by reference).

21.1	Significant Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.