Form 10-Q
period 2006-03-31
DIEBOLD INC
filed 2006-05-09
CIK 28823

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☑ Accelerated Filer ☐ Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common shares, as of the latest practicable date.
     Common Stock, $1.25 Par Value – 67,357,338 shares as of April 28, 2006

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	(Unaudited )	December 31,
	March 31, 2006	2005
ASSETS
Current assets
Cash and cash equivalents	$311,315	$207,900
Short-term investments	57,101	52,885
Trade receivables, less allowances of $27,502 and $27,216, respectively	648,627	676,361
Inventories	387,922	341,614
Prepaid expenses	28,166	20,816
Other current assets	132,143	128,304

Total current assets	1,565,274	1,427,880

Securities and other investments	67,570	54,154

Property, plant and equipment, at cost	597,903	606,085
Less accumulated depreciation and amortization	323,309	329,119

	274,594	276,966
Goodwill	401,815	389,134
Other assets	213,857	205,059

	$2,523,110	$2,353,193

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$14,137	$34,472
Accounts payable	154,146	180,725
Deferred income	215,209	136,135
Other current liabilities	210,515	228,699

Total current liabilities	594,007	580,031

Notes payable – long-term	628,331	454,722
Other long-term liabilities	167,969	165,591
Shareholders’ equity
Preferred shares, no par value, authorized 1,000,000 shares, none issued	—	—
Common shares, par value $1.25, authorized 125,000,000 shares; issued 74,766,581 and 74,726,031 shares, respectively outstanding 67,492,758 and 68,721,847 shares, respectively	93,458	93,408
Additional capital	209,665	199,033
Retained earnings	1,138,424	1,140,468
Treasury shares, at cost (7,273,823 and 6,004,184 shares, respectively)	(308,789)	(256,336)
Accumulated other comprehensive income (loss)	45	(23,437)
Other	—	(287)

Total shareholders’ equity	1,132,803	1,152,849

	$2,523,110	$2,353,193

See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2006	2005
Net sales
Products	$291,981	$236,272
Services	331,710	298,878

	623,691	535,150

Cost of sales
Products	207,847	168,089
Services	270,971	228,193

	478,818	396,282

Gross profit	144,873	138,868

Selling and administrative expense	102,244	82,008
Research, development and engineering expense	19,120	14,265

	121,364	96,273

Operating profit	23,509	42,595

Other income (expense)
Investment income	4,120	2,715
Interest expense	(7,829)	(2,752)
Miscellaneous, net	732	(259)
Minority interest	(992)	(956)

Income from continuing operations before taxes	19,540	41,343

Taxes on income	6,839	13,491

Income from continuing operations	12,701	27,852

Income from discontinued operations, net of tax	—	89

Net income	$12,701	$27,941

Basic weighted-average shares outstanding	68,534	71,661
Diluted weighted-average shares outstanding	68,840	72,246

Basic earnings per share:
Income from continuing operations	$0.19	$0.39
Income from discontinued operations	—	0.00

Net income	$0.19	$0.39

Diluted earnings per share:
Income from continuing operations	$0.18	$0.38
Income from discontinued operations	—	0.00

Net income	$0.18	$0.38

Cash dividends paid per common share	$0.215	$0.205
See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2006	2005
Cash flow from operating activities:
Net income	$12,701	$27,941
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	—	(89)
Minority share of income	992	956
Depreciation and amortization	23,479	19,897
Share-based compensation	3,642	426
Deferred income taxes	(192)	6,289
(Gain) loss on sale of assets, net	(945)	175
Cash provided (used) by changes in certain assets and liabilities:
Trade receivables	29,522	43,182
Inventories	(40,490)	(20,846)
Prepaid expenses	(7,010)	(2,775)
Other current assets	(5,022)	(10,966)
Accounts payable	(27,959)	(29,659)
Certain other assets and liabilities	61,804	43,899

Net cash provided by operating activities	50,522	78,430

Cash flow from investing activities:
Payments for acquisitions, net of cash acquired	(9,044)	—
Proceeds from maturities of investments	15,229	12,717
Payments for purchases of investments	(15,873)	(6,229)
Capital expenditures	(4,941)	(13,712)
Rotable spares expenditures	(3,104)	(6,322)
Increase in certain other assets	(14,899)	(8,426)

Net cash used by investing activities	(32,632)	(21,972)

Cash flow from financing activities:
Dividends paid	(14,745)	(14,697)
Notes payable borrowings	596,133	257,027
Notes payable repayments	(446,458)	(328,823)
Distribution of affiliate’s earnings to minority interest holder	(590)	(251)
Issuance of common shares	393	2,209
Repurchase of common shares	(51,921)	—

Net cash provided by (used in) financing activities	82,812	(84,535)

Effect of exchange rate changes on cash	2,713	(2,572)

Increase (decrease) in cash and cash equivalents	103,415	(30,649)
Cash and cash equivalents at the beginning of the period	207,900	184,045

Cash and cash equivalents at the end of the period	$311,315	$153,396

See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)
1. CONSOLIDATED FINANCIAL STATEMENTS
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2005.
In addition, some of the company’s statements in this Form 10-Q report may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of results to be expected for the full year.
The company has reclassified the presentation of the cash flow statement for the three months ended March 31, 2005 to conform to the current year presentation.
2. SHARE-BASED COMPENSATION
Stock options, restricted stock units (RSUs), restricted shares and performance shares have been issued to officers and other management employees under the company’s 1991 Equity and Performance Incentive Plan, as amended and restated (1991 Plan). The stock options generally vest over a four- or five-year period and have a maturity of ten years from the issuance date. Option exercise prices equal the fair market value of the common stock on the date of grant. RSUs provide for the issuance of a share of the company’s common stock at no cost to the holder and generally vest after three to seven years with no partial vesting. During the vesting period, employees are paid the cash equivalent of dividends on RSUs. Unvested RSUs are forfeited upon termination unless the Board of Directors determines otherwise. Restricted share grants are subject to forfeiture under certain conditions and have a three-year vesting period. Performance shares are granted based on certain management objectives, as determined by the Board of Directors each year. Each performance share earned entitles the holder to the then current value of one common share. The performance share objectives are generally calculated over a three-year period and no shares are granted unless certain threshold management objectives are met. To cover the exercise and/or vesting of its share-based payments, the company generally issues new shares from its authorized but unissued share pool. The number of common shares that may be issued pursuant to the 1991 Plan was 5,965, of which 1,278 shares were available for issuance at March 31, 2006.
Effective January 1, 2006, the company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R), which requires the company to recognize costs resulting from all share-based payment transactions in the financial statements, including stock options, RSUs, restricted shares and performance shares, based on the fair market value of the award as of the grant date. SFAS No. 123R supersedes SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123) and APB Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25). The company has adopted SFAS No. 123R using the modified prospective application method of adoption, which requires the company to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining requisite periods of those awards with no change in historical reported earnings. Awards granted after December 31, 2005 are valued at fair value in accordance with provisions of SFAS No. 123R and recognized on a straight line basis over the requisite periods of each award. The company estimated forfeiture rates for the first quarter of 2006 based on its historical experience.
As a result of adopting SFAS No. 123R, the company’s income from continuing operations before taxes, net income and basic and diluted earnings per share for the first quarter 2006 were $3,172, $2,062 and $.03 (basic and diluted) lower, respectively, than if the company had continued to account for share-based compensation under APB No. 25. The impact on cash flow from operating and financing activities for the first quarter 2006 was not material.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)
2. SHARE-BASED COMPENSATION (continued)
Prior to 2006, the company accounted for stock-based compensation in accordance with APB No. 25 using the intrinsic value method, which did not require that compensation cost be recognized for the company’s stock options provided the option exercise price was not below the common stock fair market value on the date of grant. Under APB No. 25, the company was required to record expense over the vesting period for the value of RSUs, restricted shares and performance shares granted. Prior to 2006, the company provided pro-forma disclosure amounts in accordance with SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, as if the fair value method defined by SFAS No. 123 was applied to its share-based compensation. The company’s net income and net income per share for the first quarter 2005 would have been reduced if compensation cost related to stock options had been recorded in the financial statements based on fair value at the grant dates.
The estimated fair value of the options granted during 2006 and prior years was calculated using a Black Scholes option pricing model. The following summarizes the assumptions used in the Black Scholes model for the three months ended March 31:

	2006	2005
Expected life (in years)	3-6	4-6
Weighted average volatility	33%	30%
Risk-free interest rate	4.55 - 4.69%	3.54 - 3.76%
Expected dividend yield	1.58 - 1.63%	1.41 - 1.52%
The Black Scholes model incorporates assumptions to value share-based awards. The risk-free rate of interest for periods within the contractual life of the option is based on a zero-coupon U.S. government instrument over the contractual term of the equity instrument. Expected volatility is based on historical volatility of the company’s stock. The company generally uses the midpoint of the life of the grant to estimate option exercise timing within the valuation model. This methodology is not materially different from the company’s historical data on exercise timing. Separate groups of employees that have similar historical exercise behavior with regard to option exercise timing and forfeiture rates are considered separately for valuation and attribution purposes.
Pro forma net income as if the fair value based method had been applied to all awards is as follows for the three months ended March 31, 2005:

Net income as reported	$27,941
Add: Share-based compensation programs recorded as expense, net of tax	287
Deduct: Total share-based employee compensation expense, net of tax	(1,731)

Pro forma net income	$26,497

Earnings per share:
Basic — as reported	$0.39
Basic — pro forma	$0.37
Diluted — as reported	$0.38
Diluted — pro forma	$0.37
As of March 31, 2006, $11,429, $7,562, $242 and $8,569 of unrecognized compensation cost related to stock options, RSUs, restricted shares and performance shares, respectively, is expected to be recognized over a weighted average period of approximately 2.6, 3.7, 1.3 and 1.8 years, respectively.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)
2. SHARE-BASED COMPENSATION (continued)
Share-based compensation was recognized as a component of selling, general and administrative expenses. Performance share compensation recognized in the first quarter 2006 and 2005 was offset by reductions in the performance share accrual because the company did not meet certain performance objectives. The following table summarizes the components of the company’s share-based compensation programs recorded as expense for the three months ended March 31:

	2006	2005
Stock Options:
Pre-tax compensation expense	$2,147	$—
Tax benefit	(751)	—

Stock option expense, net of tax	$1,396	$—

Restricted Share Units (RSUs):
Pre-tax compensation expense	$1,580	$509
Tax benefit	(553)	(166)

Restricted share unit expense, net of tax	$1,027	$343

Restricted Shares:
Pre-tax compensation expense	$45	$64
Tax benefit	(16)	(21)

Restricted share expense, net of tax	$29	$43

Performance Shares:
Pre-tax compensation expense	$(130)	$(147)
Tax expense	45	48

Performance share expense, net of tax	$(85)	$(99)

Total Share-Based Compensation
Pre-tax compensation expense	$3,642	$426
Tax benefit	(1,275)	(139)

Total share-based compensation, net of tax	$2,367	$287

Options outstanding and exercisable under the 1991 Plan as of March 31, 2006 and changes during the three months ended March 31, 2006 were as follows:

		Weighted
		Average	Weighted Average	Aggregate
		Exercise	Remaining Contractual	Intrinsic
	Shares	Price	Term (in years)	Value (1)
Outstanding at January 1, 2006	3,112	$40.20
Granted	218	39.43
Exercised	(32)	28.56
Expired or forfeited	(74)	50.61

Outstanding at March 31, 2006	3,224	$40.03	6	$14,013

Exercisable at March 31, 2006	2,237	$38.53	5	$12,040

(1)	The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the company’s closing stock price on the last trading day of the first quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2006. The amount of aggregate intrinsic value will change based on the fair market value of the company’s stock.
The aggregate intrinsic value of options exercised during the quarters ended March 31, 2006 and 2005 was $355 and $2,176, respectively. The weighted-average grant-date fair value of stock options granted during the first quarter 2006 and 2005 was $39.43 and $55.23, respectively. Total fair value of stock options vested for the quarters ended March 31, 2006 and 2005 was $26,332 and $21,168, respectively. Exercise of options during the first quarter of 2006 and 2005 resulted in cash receipts of $393 and $2,210, respectively. The tax benefit in the first quarter 2006 related to the exercise of employee stock options was not material.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)
2. SHARE-BASED COMPENSATION (continued)
The following tables summarize information on unvested restricted stock units and performance shares outstanding as of March 31, 2006:

	Number of	Weighted-Average
Restricted Stock Units (RSUs):	Shares	Grant-Date Fair Value
Unvested at start of quarter	130	$53.94
Exercised	(3)	52.77
Forfeited	(6)	53.95
Vested	—	—
Granted	189	39.43

Unvested at end of quarter	310	$45.09

	Number of	Weighted-Average
Performance Shares:	Shares	Grant-Date Fair Value
Unvested at start of quarter	363	$53.33
Exercised	(6)	36.55
Forfeited	—	—
Vested	—	—
Granted	196	39.43

Unvested at end of quarter	553	$48.59

Unvested performance shares are based on a maximum potential payout. Actual shares granted at the end of the performance period may be less than the maximum potential payout level depending on achievement of performance share objectives. The company had 10 unvested restricted shares as of March 31, 2006 and December 31, 2005 with a weighted-average grant-date fair value of $54.10.
3. EARNINGS PER SHARE
The basic and diluted earnings per share computations in the condensed consolidated statements of income are based on the weighted-average number of shares outstanding during each period reported. The following data shows the amounts used in computing earnings per share and the effect on the weighted-average number of shares of potentially dilutive common stock.

	Three Months Ended
	March 31,
	2006	2005
Numerator:
Income used in basic and diluted earnings per share:
Income from continuing operations	$12,701	$27,852
Income from discontinued operations	—	89
Net income	12,701	27,941

Denominator:
Basic weighted-average shares	68,534	71,661
Effect of dilutive share-based compensation	306	585
Diluted weighted-average shares	68,840	72,246

Basic earnings per share:
Income from continuing operations	$0.19	$0.39
Income from discontinued operations	—	0.00
Net income	$0.19	$0.39

Diluted earnings per share:
Income from continuing operations	$0.18	$0.38
Income from discontinued operations	—	0.00
Net income	$0.18	$0.38

Anti-dilutive shares not used in calculating diluted weighted-average shares	976	208

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)
4. INVENTORIES
Domestic inventories are valued at the lower of cost or market applied on a first-in, first-out (FIFO) basis, and international inventories are valued using the average cost method, which approximates FIFO. At each reporting period, the company identifies and writes down its excess or obsolete inventory to its net realizable value based on forecasted usage, orders and inventory aging. With the development of new products, the company also rationalizes its product offerings and will write down discontinued product to the lower of cost or net realizable value.
Major classes of inventories are summarized as follows:

	March 31, 2006	December 31, 2005
Finished goods	$119,791	$90,484
Service parts	93,826	84,264
Work in process	127,752	126,247
Raw materials	46,553	40,619

Total inventory	$387,922	$341,614

5. OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) is reported separately from retained earnings and additional capital in the condensed consolidated balance sheets. Items considered to be other comprehensive income (loss) include adjustments made for foreign currency translation (under SFAS No. 52) and pensions (under SFAS No. 87). Components of other accumulated comprehensive income (loss) consist of the following:

	March 31,	December 31,
	2006	2005
Translation adjustment	$4,647	$(18,835)
Pensions, less accumulated taxes of $(1,572) for 2006 and 2005	(4,602)	(4,602)

Total accumulated other comprehensive income (loss)	$45	$(23,437)

Components of comprehensive income (loss) consist of the following for the three months ended March 31:

	2006	2005
Net income	$12,701	$27,941
Other comprehensive income:
Translation adjustment	(23,482)	(17,421)

Comprehensive income (loss)	$(10,781)	$10,520

6. INCOME TAXES
The effective tax rate for first quarter 2006 was 35.0 percent versus 32.6 percent in the first quarter 2005. The increase in effective tax rate was the result of mix of income both domestically and internationally (i.e., income was earned in jurisdictions with higher tax rates) and continued losses in certain European countries requiring valuation allowances.
7. BENEFIT PLANS
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
7. BENEFIT PLANS (continued)
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

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Components of Net Periodic Benefit Cost Three months ended March 31
Service cost	$2,794	$3,093	$2	$1
Interest cost	5,761	5,566	312	313
Expected return on plan assets	(7,749)	(7,239)	—	—
Amortization of prior service cost	191	280	(153)	(153)
Amortization of initial transition asset	—	(164)	—	—
Recognized net actuarial loss	1,138	583	198	132
Curtailment gain	—	(41)	—	—

Net periodic benefit cost	$2,135	$2,078	$359	$293

Employer Contributions — Previously, the company disclosed expected contributions to the 2006 plan year of $14,089 to its non-qualified pension plan and $2,921 to its other postretirement benefit plan. There have been no significant changes to the 2006 plan year contribution amounts previously disclosed. During the first quarter 2006 and 2005, voluntary contributions of $3,000 and $0 were made to the non-qualified pension plan, respectively.
8. SEGMENT INFORMATION
The company’s segments are comprised of its three main sales channels: Diebold North America (DNA), Diebold International (DI) and Election Systems (ES) & Other. These sales channels are evaluated based on revenue from customers and operating profit contribution to the total corporation. The reconciliation between segment information and the condensed consolidated financial statements is disclosed. Revenue summaries by geographic area and product and services are also disclosed. All income and expense items below operating profit are not allocated to the segments and are not disclosed.
The DNA segment sells and services financial and retail systems in the United States and Canada. The DI segment sells and services financial and retail systems over the remainder of the globe. The ES & Other segment includes the operating results of Diebold Election Systems, Inc. and the voting and lottery related business in Brazil. Each of the sales channels buys the goods it sells from the company’s manufacturing plants through intercompany sales that are eliminated in consolidation, and intersegment revenue is not significant. Each year, intercompany pricing is agreed upon which drives sales channel operating profit contribution. As permitted under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, certain information not routinely used in the management of these segments, information not allocated back to the segments or information that is impractical to report is not shown. Items not allocated are as follows: interest income, interest expense, equity in the net income of investees accounted for by the equity method, income tax expense or benefit, and other non-current assets.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)
8. SEGMENT INFORMATION (continued)

	DNA	DI	ES & Other	Total

Segment Information by Channel as of and for the quarter ended March 31, 2006
Net sales	$332,809	$241,812	$49,070	$623,691
Operating profit (loss)	18,136	(1,641)	7,014	23,509
Capital and rotable expenditures	2,186	4,216	1,643	8,045
Depreciation	7,968	8,423	599	16,990
Property, plant and equipment, at cost	375,300	214,930	7,673	597,903

Segment Information by Channel as of and for the quarter ended March 31, 2005
Net sales	$336,493	$192,801	$5,856	$535,150
Operating profit (loss)	48,324	(1,897)	(3,832)	42,595
Capital and rotable expenditures	11,122	8,523	389	20,034
Depreciation	7,936	4,902	348	13,186
Property, plant and equipment, at cost	435,842	190,893	4,078	630,813
Revenue Summary by Geographic Area

	For the quarter ended March 31:
	2006	2005

The Americas:
Financial self-service solutions	$266,613	$286,065
Security solutions	158,249	134,454
Election systems	30,433	5,856
Lottery systems	18,637	—

	473,932	426,375

Asia-Pacific:
Financial self-service solutions	45,346	41,379
Security solutions	8,706	6,337

	54,052	47,716

Europe, Middle East and Africa:
Financial self-service solutions	91,596	61,059
Security solutions	4,111	—

	95,707	61,059

Total Revenue from Continuing Operations	$623,691	$535,150

Revenue Summary by Products and Services

	For the quarter ended March 31:
	2006	2005

Financial self-service:
Products	$179,757	$173,347
Services	223,798	215,156

Total financial self-service	403,555	388,503

Security:
Products	68,926	60,051
Services	102,140	80,740

Total security	171,066	140,791

Total financial self-service & security	574,621	529,294

Election systems:
Products	24,661	2,874
Services	5,772	2,982

Total election systems	30,433	5,856
Lottery systems	18,637	—

Total Revenue from Continuing Operations	$623,691	$535,150

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)
9. GUARANTEES AND PRODUCT WARRANTIES
The company has applied the provisions of Financial Accounting Standards Board Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, to its agreements that contain guarantees or indemnification clauses. These disclosure requirements expand those required by FASB Statement No. 5, Accounting for Contingencies, by requiring a guarantor to disclose certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote. The following is a description of arrangements in effect as of March 31, 2006 in which the company is the guarantor.
In connection with the construction of certain manufacturing facilities, the company guaranteed repayment of principal and interest on variable rate industrial development revenue bonds by obtaining letters of credit. The bonds were issued with a 20-year original term and are scheduled to mature in 2017. Any default, as defined in the agreements, would obligate the company for the full amount of the outstanding bonds through maturity. At March 31, 2006, the carrying value of the liability was $13,300. The company provides its global operations guarantees and standby letters of credit through various financial institutions to suppliers, regulatory agencies and insurance providers. If the company is not able to make payment, the suppliers, regulatory agencies and insurance providers may draw on the pertinent bank. At March 31, 2006, the maximum future payment obligations relative to these various guarantees totaled $40,625, of which $21,163 represented standby letters of credit to insurance providers, and no associated liability was recorded.
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

	2006	2005

Balance at January 1	$21,399	$14,410
Current period accruals	4,925	2,831
Accrual adjustments to reflect actual experience	(350)	—
Current period settlements	(4,345)	(3,364)

Balance at March 31	$21,629	$13,877

10. ACQUISITION
In February 2006, the company purchased a membership interest in Genpass Service Solutions, LLC (GSS) for approximately $10,000. GSS is an independent, third-party ATM maintenance and service provider for approximately 6,000 ATMs in 34 states and is being integrated within the company’s DNA service organization. This acquisition was accounted for as a purchase business combination and, accordingly, the purchase price has been allocated to identifiable tangible and intangible assets acquired and liabilities assumed, based upon their respective fair values, with the excess allocated to goodwill. Results of operations of GSS from the date of acquisition are included in the condensed consolidated results of operations of the company. The company is currently in the process of valuing goodwill and other intangible assets acquired in the transaction. Goodwill and other intangibles are estimated to amount to approximately $5,700.
11. PRIVATE PLACEMENT DEBT FINANCING
In March 2006, the company issued senior notes in an aggregate principal amount of $300,000 with a fixed interest rate of 5.50 percent. The maturity dates of the senior notes are staggered, with $75,000, $175,000 and $50,000 becoming due in 2013, 2016 and 2018, respectively. There are various covenants governing the senior notes, similar to those that govern the company’s existing revolving credit facility. Additionally, the company entered into a derivative transaction to hedge $200,000 of the senior notes, which is treated as a cash flow hedge. This reduced the effective interest rate by 14 basis points from 5.50 to 5.36 percent. The company used $160,000 of the net proceeds from the offering to reduce the outstanding balance under its revolving credit facility, which has a variable interest rate. Refer to management’s discussion and analysis related to “Liquidity and Capital Resources” for further information related to the company’s financing as of March 31, 2006.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)
12. RESTRUCTURING CHARGES
During the first quarter of 2005, the company initiated a restructuring plan for its manufacturing and service operations, primarily in Western Europe, to remove its excess capacity. Total pretax costs to be incurred in the plan were anticipated to be in the range of $9,000 to $12,000, of which $7,300 ($4,906 after tax or $0.07 per diluted share) was expensed for the quarter ended March 31, 2005. The restructuring charges were incurred as follows: $6,800 against product cost of sales; $400 against service cost of sales and $100 against general and administrative costs. These restructuring charges were incurred in the following segments: $6,900 within DI and $400 within DNA. These charges were comprised primarily of severance and other employee costs associated with staff reductions. Staff reductions resulted in 90 involuntary employee terminations during the first quarter 2005.
During the first quarter 2006, the company initiated an additional restructuring plan related to realignment of its global research and development efforts. Total pretax costs to be incurred related to research and development realignment was anticipated to be approximately $12,400. For the quarter ended March 31, 2006, total restructuring charges were approximately $4,000 ($2,400 after tax or $.04 per diluted share) primarily related to the realignment of global research and development as well as the sale of a U.S. manufacturing operation. Restructuring expenses were incurred as follows: $700 against product cost of sales; $200 against service cost of sales and $3,100 against operating expenses, primarily within research, development and engineering. These restructuring charges were incurred in the following segments: $3,300 within DI and $700 within DNA. These charges were comprised primarily of severance and other employee costs associated with staff reductions. Staff reductions resulted in 180 involuntary employee terminations during the first quarter 2006. As of March 31, 2006, the restructuring accrual balance was $4,500 related to the above activities.
Refer to Note 15 related to further restructuring actions identified by the company.
13. DISCONTINUED OPERATIONS
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

Three Months ended
March 31, 2005
Net sales	$5,084
Cost of sales	3,501
Gross profit	1,583
Operating expenses	1,442
Operating profit	141
Income before taxes	141
Taxes	52
Net income	89

Earnings per share:
Basic	$0.00
Diluted	$0.00

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)
14. RECENT ACCOUNTING PRONOUNCEMENTS
In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143 (FIN No. 47) which is effective for fiscal years ending after December 15, 2005. FIN No. 47 clarifies that the term conditional asset retirement obligation, as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Thus, the timing and/or method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The adoption of this standard has no material impact on the company’s financial statements.
In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140. SFAS No. 155 amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 resolves issues addressed in Statement 133, Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. The company believes that the adoption of this standard will have no material impact on its financial statements.
Effective January 1, 2006, the company adopted SFAS No. 123R which requires the company to recognize costs resulting from all share-based payment transactions in the financial statements. Refer to Note 2 for further discussion.
15. SUBSEQUENT EVENTS
On April 25, 2006, the company notified affected associates and the related Work Council, as required by French labor law, that it plans to close its existing production facility located in Cassis, France. The company is anticipating total restructuring charges of $.38 to $.43 per share, as a result of the planned closure of the Cassis production facility. These costs consist mainly of severance and other employee costs associated with staff reductions as well as asset impairment costs related to closing the manufacturing facility. Approximately $25,000 to $30,000 of the anticipated restructuring charges associated with Cassis is expected to be cash charges. While the company will work to complete these restructuring actions in 2006, there is a possibility that these actions and some or all of the related restructuring charges could extend into 2007.
The company also announced plans to establish a new manufacturing operation for financial self-service terminals and related components in the Eastern European region. The company has identified Budapest, Hungary, as the likely location for this facility. The company plans to have this new facility operating by the fourth quarter 2006.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As of March 31, 2006
(Unaudited)
(Dollars in thousands, except per share amounts)
OVERVIEW
Over 145 years ago, the company entered into the business of making strong, reliable safes. Diebold, Incorporated has a long tradition of safeguarding assets and protecting investments. Today, the company is a global leader in providing integrated self-service delivery systems, security and services to customers within the financial, government and retail sectors. Recently, the company introduced Opteva, a new ATM line within the financial self-service market that provides a higher level of security, convenience and reliability. Opteva is powered by Agilis, which is a software platform for financial self-service equipment developed by the company. The combination of Opteva and Agilis provides the ability for financial institutions to customize solutions to meet their consumers’ demands and positively affect equipment performance, while providing a safer ATM. The Agilis software platform gives customers the ability to run the same software across their entire network, which helps contain costs and improve financial self-service equipment availability. Security features were engineered into the design, including consumer awareness mirrors to discourage shoulder surfing and provide consumers with increased security during ATM transactions. Opteva also includes PIN-pad positioning that helps maintain consumer security, a recessed fascia design, card reader technology with a jitter mechanism, an optional ink-dye system and an envelope depository that is designed to resist trapping. The company’s software includes the industry’s most advanced ATM protection against viruses, worms and other cyber security threats. Diebold is at the forefront in protecting ATMs from threats even before patches are developed and made available. The company established its own Global Security Task Force to collect, analyze, clarify and disseminate news and information about ATM fraud and security. The group includes associates from various departments around the world. These associates work to reduce fraud and to improve security for the industry. In addition to these advances in the company’s product line, the company also continued to make strategic acquisitions which increased its presence in the security market and in 2005, the company entered into the business of lottery systems in Brazil.
The election systems business continues to be a challenge for the company. In 2004, the company settled the civil action in California with the state of California and Alameda County. The company continues to face a variety of challenges and opportunities in responding to customer needs within the election systems market. A number of individuals and groups have raised challenges in the media and elsewhere, including legal challenges, about the reliability and security of the company’s election systems products and services. The parties making these challenges oppose the use of technology in the electoral process generally and, specifically, have filed lawsuits and taken other actions to publicize what they view as significant flaws in the company’s election management software and firmware. These efforts have adversely affected some of the company’s customer relations with its election systems customers. As a result of the positive performance of the company’s voting equipment, the positive performance of electronic voting systems in past elections and the Help America Vote Act (HAVA) requirement that jurisdictions must have HAVA-compliant equipment, the company expected to continue participating in new jurisdiction decisions to purchase voting equipment in 2005 and in future years. Election systems revenues in first quarter 2006 and for the full-year 2005 increased, representing a combination of the recapture of delayed sales from 2004, a U.S. presidential election year, and growth from new sales. Despite the positive results, future delays or increases in the costs of providing products and services may be encountered as a result of possible future challenges, changes in the laws and changes to product specifications, any of which may adversely affect the company’s election systems sales.
The markets the company serves are dynamic and continue to grow. Financial institutions continue to place increasing strategic importance on their retail networks. Demand is increasing for integrated security solutions. The company’s brand is trusted by its customers. The company has a growing global footprint with a broad customer base. Besides world-class products and services that offer a competitive advantage, one of the key features of the company is the commitment, energy and knowledge of its employees. As the company focuses on the future, its long-term strategic plan includes focusing on the customer to increase loyalty, improve product and service quality, strengthen the supply chain, enhance communications through teamwork and rebuild profitability. The company announced restructuring activities in 2005 and 2006 that are in line with the long-term strategic plan including European and U.S. manufacturing capacity optimization and realignment of global research and development efforts.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    (Continued)
As of March 31, 2006
(Unaudited)
(Dollars in thousands, except per share amounts)
OVERVIEW (continued)
Also, the company has initiated its multi-year profit improvement plan that encompasses a $100,000 reduction in the company’s cost structure by 2008. These improvements are focused on a number of key areas including forecasting, order management, product staging, accounts receivable and other elements of supply chain management. The company anticipates achieving $35,000 of these savings in 2007 with the remaining $65,000 expected to be realized in 2008.
As part of the company’s effort to reorganize its global information technology (IT) and business transformation operation, the company is re-evaluating its IT outsourcing strategy. The current strategy, developed nearly four years ago, entails an outside consulting company providing various IT-related services to the company, including deploying and implementing a global enterprise resource planning (ERP) system across the company. Senior management has made significant progress in determining the proper course of action moving forward, and expects to finalize those plans during the second quarter 2006.
The company plans to continue to optimize its manufacturing capacity, including a restructuring of its production operations, in 2006. A major component of this initiative is to establish a new manufacturing operation for financial self-service terminals and related components in the Eastern European region. The company has identified Budapest, Hungary, as the likely location for this facility. The company plans to have this new facility operating by the fourth quarter 2006. Additionally, as a result of this planned restructuring, the company announced plans to close its existing production facility located in Cassis, France. In addition to $.12 per share restructuring charges related to the company’s realignment of global research and development efforts, the company is anticipating restructuring charges of $.38 to $.43 per share as a result of the planned closure of the Cassis production facility.
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
In addition to the business drivers above, the company, as a global operation, is exposed to risks described under the caption “Forward-Looking Statement Disclosure.”
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s discussion and analysis of the company’s financial condition and results of operations are based upon the company’s condensed consolidated financial statements. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. The company bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Management believes there have been no significant changes during the quarter ended March 31, 2006 to the items that the company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the company’s Annual Report on Form 10-K for the year ended December 31, 2005.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Continued)
As of March 31, 2006
(Unaudited)
(Dollars in thousands, except per share amounts)
RECENT ACCOUNTING PRONOUNCEMENTS
In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143 (FIN No. 47) which is effective for fiscal years ending after December 15, 2005. FIN No. 47 clarifies that the term conditional asset retirement obligation, as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Thus, the timing and/or method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The adoption of this standard has no material impact on the company’s financial statements.
In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140. SFAS No. 155 amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 resolves issues addressed in Statement 133, Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. The company believes that the adoption of this standard will have no material impact on its financial statements.
Effective January 1, 2006, the company adopted SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R), which requires the company to recognize costs resulting from all share-based payment transactions in the financial statements. See Note 2 to the condensed consolidated financial statements for further discussion.
LIQUIDITY AND CAPITAL RESOURCES
Capital resources are obtained from income retained in the business, senior notes, committed and uncommitted credit facilities, long-term industrial revenue bonds, and operating and capital leasing arrangements. Management expects that cash provided from operations, available credit, long-term debt and the use of operating leases will be sufficient to finance planned working capital needs, investments in facilities or equipment, and the purchase of company stock. Part of the company’s growth strategy is to pursue strategic acquisitions. The company has made acquisitions in the past and intends to make acquisitions in the future. The company intends to finance any future acquisitions with either cash provided from operations, borrowings under available credit facilities, proceeds from debt or equity offerings and/or the issuance of common shares.
During the first quarter 2006, the company generated $50,522 in cash from operating activities, a decrease of $27,908 or 35.6 percent over first quarter 2005. Cash flows from operating activities are generated primarily from net income and controlling the components of working capital. First quarter 2006 cash flows from operations were negatively affected by the $15,240 decrease in net income, a three-day increase in days sales outstanding (DSO) and increases in inventories, partially offset by the decrease in certain other assets and liabilities. The decrease in accounts receivable was $29,522 and was $13,660 less than the decrease of $43,182 in the first quarter 2005. This decrease was the result of DSO increasing to 86 days at March 31, 2006 from 83 days at March 31, 2005. The deterioration in DSO was primarily a result of slower collections in Asia Pacific. The increase in inventories in the first quarter 2006 was $40,490 and was $19,644 more than the $20,846 increase in inventories during the first quarter 2005. The increase in inventories was largely due to strong anticipated future orders. The change in certain other assets and liabilities positively affected cash flows from operations for first quarter 2006 by $61,804 as compared with a positive impact of $43,899 in first quarter 2005. The change was primarily the result of timing of tax payments, a lower decrease in other current liabilities and a decrease in finance receivables in first quarter 2006 compared to an increase in first quarter 2005. These positive impacts were partially offset by a smaller increase in deferred income quarter over quarter related to the service contract billings.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Continued)
As of March 31, 2006
(Unaudited)
(Dollars in thousands, except per share amounts)
LIQUIDITY AND CAPITAL RESOURCES (continued)
The company used $32,632 for investing activities in the first quarter 2006, an increase of $10,660 or 48.5 percent over first quarter 2005. The increase over the comparable quarter in 2005 was the result of the $9,044 used for the first quarter 2006 acquisitions, primarily GSS, net investment purchases of $644 during first quarter 2006 compared to net investment proceeds of $6,488 for first quarter 2005, and higher other asset purchases of $6,473. These increases were partially offset by an $11,989 decrease in capital and rotable expenditures.
Net cash provided by financing activities was $82,812 in the first quarter 2006, a change of $167,347 over cash used for financing activities of $84,535 in the first quarter 2005. The overall change was due to increased net borrowings on notes payable of $149,675 as compared with net repayments of $71,796 in the first quarter of 2005. The increased cash provided from borrowings was partially offset by $51,921 increase in stock repurchases during the first quarter 2006 as the company did not repurchase company stock in the first quarter 2005.
In March 2006, the company secured fixed-rate long-term financing of $300,000 in order to take advantage of attractive long-term interest rates. The maturity dates of the senior notes are staggered, with $75,000, $175,000 and $50,000 becoming due in 2013, 2016 and 2018, respectively. The company used $160,000 of the net proceeds from the offering to reduce the outstanding balance under its revolving credit facility. All other contractual cash obligations with initial and remaining terms in excess of one year and contingent liabilities remained generally unchanged at March 31, 2006 compared to December 31, 2005.
At March 31, 2006, the company had U.S. dollar denominated private placement debt outstanding of $300,000, U.S. dollar denominated outstanding bank credit lines approximating $187,118, euro denominated outstanding bank credit lines approximating 123,561 (translated at $149,731) and Indian rupee denominated outstanding bank credit lines approximating 250,715 (translated at $5,619). An additional $151,957 was available under committed credit line agreements and $90,295 was available under uncommitted lines of credit.
RESULTS OF OPERATIONS
First Quarter 2006 Comparisons with First Quarter 2005
Net Sales
Net sales for first quarter 2006 totaled $623,691 and were $88,541 or 16.5 percent higher than net sales for first quarter 2005. Security product and services revenue increased by $30,275 or 21.5 percent over first quarter 2005, due to increases in the retail, government and financial security markets as a result of strategic acquisitions, growth in the market and increased market share in DNA and DI. Financial self-service product and services revenue increased by $15,052 or 3.9 percent over the comparable period in 2005 with revenue from Europe, Middle East, and Africa (EMEA) increasing by 50.0 percent and Asia Pacific increasing by 9.6 percent partially offset by a decline of 6.8 percent in the Americas. Election systems product and services revenue of $30,433 increased by $24,577 or 419.7 percent over first quarter 2005 due to the resolution of some of the political debates over electronic voting that negatively impacted the overall election systems business in prior periods resulting in increased sales of election systems products. Revenue from lottery systems, which was a new market for the company during the third quarter 2005, was $18,637 in the first quarter 2006. Revenue for the first quarter 2006 was positively impacted by approximately $10,700 or 2.0 percent and mostly related to the quarter-over-quarter strengthening of the euro and the Brazilian real.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Continued)
As of March 31, 2006
(Unaudited)
(Dollars in thousands, except per share amounts)
RESULTS OF OPERATIONS (continued)
Gross Profit
Gross profit for first quarter 2006 totaled $144,873 and was $6,005 or 4.3 percent higher than gross profit in first quarter 2005. Product gross margin was 28.8 percent compared to 28.9 percent in the comparable period of 2005. Restructuring charges of approximately $700 and $6,800 were included in product costs of sales for the first quarter of 2006 and 2005, respectively. Restructuring in first quarter 2006 related primarily to the closure of a U.S. manufacturing operation and adversely affected product margins by 0.3 percentage points. Restructuring in first quarter 2005 related primarily to realignment actions taken in Western Europe and adversely affected product gross margin by 2.9 percentage points. The remaining decrease in product gross margin was attributable to a higher mix of revenue from the lower margin security and international financial self-service businesses, coupled with unfavorable financial self-service sales mix within North America. This was partially offset by cost improvements and pricing discipline. Service gross margin was 18.3 percent, compared to 23.7 percent in the first quarter of 2005. Restructuring charges of approximately $200 and $400 were included in service costs of sales for the first quarter of 2006 and 2005, respectively. The decrease in service gross margin was the result of margin declines in EMEA, service acquisitions that currently operate below expected gross margin levels and increased service costs, partially offset by an improvement in contract pricing. The increase in service costs includes investments in customer service engineers to further improve performance in targeted areas.
Operating Expenses
Total operating expenses were 19.5 percent of net sales, up from 18.0 percent in first quarter 2005. Restructuring charges of approximately $3,100 or 0.5 percent of net sales were included in operating expenses for the first quarter of 2006 and were primarily related to the realignment of research and development efforts globally. In addition, the increase in quarter-over-quarter operating expenses was attributable to a $3,200, or 0.5 percent of net sales, increase in share-based compensation expense primarily related to the impact of expensing stock options due to the adoption of SFAS No. 123R in first quarter 2006, as well as increases in information technology costs and intangible amortization expense related to acquisitions.
Other Income (Expense)
Other income and expense for first quarter 2006 totaled $3,969 of net expense and was $2,717 higher than first quarter 2005. This expense increase was primarily due to higher interest expense of $5,077 as a result of increases in both borrowing levels and interest rates during first quarter 2006 compared with first quarter 2005. The adverse impact of interest expense was partially offset by an increase in investment income of $1,405.
Income from Continuing Operations and Net Income
Income from continuing operations for first quarter 2006 was $12,701 and decreased $15,151 or 54.4 percent compared with first quarter 2005. Income from discontinued operations related to the campus card systems business in first quarter 2005 was $89. While total product gross margins were flat between quarters, the decline in income from continuing operations and net income was due primarily to lower service gross margins both domestically and internationally, higher operating costs and interest expense, as well as a higher effective tax rate. The effective tax rate for first quarter 2006 was 35.0 percent versus 32.6 percent in the first quarter 2005. The increase in effective tax rate was the result of mix of income both domestically and internationally (i.e., income was earned in jurisdictions with higher tax rates) and continued losses in certain European countries requiring valuation allowances.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Continued)
As of March 31, 2006
(Unaudited)
(Dollars in thousands, except per share amounts)
RESULTS OF OPERATIONS (continued)
Segment Analysis
DNA first quarter 2006 net sales of $332,809 decreased $3,684 or 1.1 percent over first quarter 2005 net sales of $336,493. The decrease in DNA net sales was due to decreased financial self-service product revenue related to lower demand in the financial market. DI first quarter 2006 net sales of $241,812 increased by $49,011 or 25.4 percent compared with net sales in the comparable period in 2005 of $192,801. The increase in DI net sales was attributed to strong EMEA revenue growth of $34,648 as well as growth in Asia-Pacific and Latin America. ES & Other first quarter 2006 net sales of $49,070 increased by $43,214 or 737.9 percent compared to first quarter 2005 net sales of $5,856. This increase was due to resolution of some of the political debates over electronic voting that negatively impacted the overall election systems business in prior periods resulting in increased sales of election systems products Also, the increase in ES & Other was due to the addition of lottery systems revenue of $18,637 in the first quarter 2006, a new market for the company in Brazil beginning with third quarter 2005.
DNA first quarter 2006 operating profit of $18,136 decreased $30,188 compared with first quarter 2005 and was 5.5 and 14.4 percent of DNA net sales for the first quarter 2006 and 2005, respectively. This decrease was primarily due to lower net sales, a higher mix of revenue from the lower margin security business and unfavorable financial self-service sales mix. DI operating loss for first quarter 2006 of $1,641 improved by $256 or 13.5 percent compared with the first quarter 2005. The favorable movement in DI operating loss was primarily due to increased international sales as well as a decrease in restructuring charges in first quarter 2006 compared to first quarter 2005. ES & Other first quarter 2006 operating profit was $7,014 and improved by $10,846 or 283.0 percent compared to an operating loss of $3,832 in first quarter 2005. This improvement was a result of increased margin and sales volume in election systems as well as the addition of lottery systems sales.
Refer to Note 8 to the condensed consolidated financial statements for details of segment revenue and operating profit.
OUTLOOK
The following statements are based on current expectations. These statements are forward-looking and actual results may differ materially. These statements do not include the potential impact of any future mergers, acquisitions, disposals or other business combinations. The company estimates the impact of expensing stock options in 2006 will be approximately $.06 per share, and has included this estimate in the outlook below. Expectations for the full-year 2006 include:
•	Revenue growth of 2 to 4 percent
o	Financial self-service revenue expected to be essentially flat.

o	Security revenue growth of 9 to 12 percent.

o	Election systems revenue is anticipated to be in the range of $125 to $140 million.

o	Brazilian lottery systems revenue of $30 to $35 million.
•	EPS in the range of $1.18 to $1.28, including the anticipated full-year impact of restructuring charges in the range of $.50 to $.55.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Continued)
As of March 31, 2006
(Unaudited)
(Dollars in thousands, except per share amounts)
FORWARD-LOOKING STATEMENT DISCLOSURE
In this quarterly report on Form 10-Q, statements that are not reported, financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1955. Forward-looking statements give current expectations or forecasts of future events and are not guarantees of future performance. These forward-looking statements relate to, among other things, the company’s future operating performance, the company’s share of new and existing markets, the company’s short- and long-term revenue and earnings growth rates, the company’s implementation of cost-reduction initiatives and measures to improve pricing, including the optimization of the company’s manufacturing capacity. The use of the words “believes,” “anticipates,” “expects” and similar expressions is intended to identify forward-looking statements that have been made and may in the future be made by or on behalf of the company. Although the company believes that these forward-looking statements are based upon reasonable assumptions regarding, among other things, the economy, its knowledge of its business, and on key performance indicators which impact the company, these forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ materially from those expressed in or implied by the forward-looking statements. The company is not obligated to update forward-looking statements, whether as a result of new information, future events or otherwise.
Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Some of the risks, uncertainties and other factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements include, but are not limited to:
•	competitive pressures, including pricing pressures and technological developments;

•	changes in the company’s relationships with customers, suppliers, distributors and/or partners in its business ventures;

•	changes in political, economic or other factors such as currency exchange rates, inflation rates, recessionary or expansive trends, taxes and regulations and laws affecting the worldwide business in each of the company’s operations, including Brazil, where a significant portion of the company’s revenue is derived;

•	acceptance of the company’s product and technology introductions in the marketplace;

•	unanticipated litigation, claims or assessments;

•	the timely completion of the company’s new manufacturing operation for financial self-service terminals and related components in the Eastern European region;

•	costs associated with the planned closure of the company’s Cassis production facility, including the timing of related restructuring charges;

•	the company’s ability to reduce costs and expenses and improve internal operating efficiencies, including the optimization of the company’s manufacturing capacity;

•	the company’s ability to successfully implement measures to improve pricing;

•	variations in consumer demand for self-service technologies, products and services;

•	challenges raised about the reliability and security of the company’s election systems products, including the risk that such products will not be certified for use or will be decertified;

•	changes in laws regarding the company’s election systems products and services;

•	potential security violations to the company’s information technology systems; and

•	the company’s ability to achieve benefits from its cost-reduction initiatives and other strategic changes.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                      (Dollars in thousands)
The company is exposed to foreign currency exchange rate risk inherent in its international operations denominated in currencies other than the U.S. dollar. A hypothetical 10 percent unfavorable movement in the applicable foreign exchange rates would have resulted in a decrease in 2006 quarter-to-date operating profit of approximately $1,033. The sensitivity model assumes an instantaneous, parallel shift in the foreign currency exchange rates. Exchange rates rarely move in the same direction. The assumption that exchange rates change in an instantaneous or parallel fashion may overstate the impact of changing exchange rates on amounts denominated in a foreign currency.
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
The company manages interest rate risk with the use of variable rate borrowings under its committed and uncommitted credit facilities, fixed rate borrowings under its private placement agreement and interest rate swaps. Variable rate borrowings totaled $335,731 at March 31, 2006, of which $50,000 was effectively converted to fixed rate using interest rate swaps. A one percentage point increase or decrease in interest rates would have resulted in an increase or decrease in interest expense of approximately $691 for first quarter 2006 on the variable debt, including the impact of the swap agreement. The company’s primary exposure to interest rate risk is movement in the three-month LIBOR rate. As discussed in Note 11, the company hedged $200,000 of the fixed rate borrowings under its private placement agreement, which was treated as a cash flow hedge. This reduced the effective interest rate by 14 basis points from 5.50 to 5.36 percent.
ITEM 4. CONTROLS AND PROCEDURES
Management, under the supervision and with the participation of the company’s chief executive officer and the chief financial officer, has evaluated the company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2006.
As reported in the company’s annual report on Form 10-K for the year ended December 31, 2005, it was determined that, as of December 31, 2005, the following material weakness existed:
The company did not have personnel with sufficient technical knowledge to analyze complex revenue contracts to ensure that such transactions were accounted for in accordance with generally accepted accounting principles at its voting subsidiary, Diebold Election Systems, Inc. (DESI). Specifically, the review of these contracts did not provide for effective identification of, and consideration of, terms of certain arrangements within the contracts that impact the accounting required for the related revenue for such arrangements. This material weakness resulted in a material overstatement of revenue and a material understatement of deferred revenue balances in the company’s preliminary interim and annual financial statements for the year ended December 31, 2005. The revenue and deferred revenue balances were corrected by management prior to the issuance of the company’s consolidated financial statements.
The company had previously disclosed in its prior SEC filings on-going remediation efforts related to DESI; which included the following:
•	realignment of the finance organization; which includes formal review procedures of new contracts as well as current financial statements;

•	standardization of revenue recognition policies; and

•	training and implementation of revenue recognition policies and literature.
In addition to the above remediation efforts, the company has invested in additional accounting management at DESI during the first quarter 2006. In the opinion of management, these remedial actions were not in place for a sufficient amount of time in the first quarter 2006 to conclude that the new control procedures were operating effectively as of March 31, 2006. The company anticipates that the remediation efforts will be fully implemented prior to the end of the second quarter ending June 30, 2006. This will allow the company sufficient time to test the ongoing design and operating effectiveness of these controls.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
ITEM 4. CONTROLS AND PROCEDURES (Continued)
Under the direction of the chief executive officer and the chief financial officer, the company has evaluated its disclosure controls and procedures as currently in effect as of March 31, 2006, including the remedial actions discussed above, and has concluded that, as of March 31, 2006, the company’s disclosure controls and procedures are not effective.
Unrelated to the issues noted above, the company has implemented the global enterprise resource planning system in several significant subsidiaries in Europe as well as in Mexico and Australia during 2005. Although the company is experiencing certain implementation challenges related to these subsidiaries’ internal control over financial reporting, management is confident that there are sufficient compensating controls in place to mitigate the increase in risk caused by the implementations. Also, during 2006, management is reorganizing its global information technology and business transformation operation, including re-evaluating its information technology outsourcing strategy.
Other than the remedial actions taken with respect to the material weakness described above and the information technology reorganization, management has not identified any change in internal control over financial reporting that occurred during the first quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
At March 31, 2006, the company was a party to several lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the company’s financial position or results of operations. In management’s opinion, the condensed consolidated financial statements would not be materially affected by the outcome of any present legal proceedings, commitments, or asserted claims.
In addition to the routine legal proceedings noted above, the company has been served with various lawsuits, filed against it and certain current and former officers and directors, by shareholders and participants in the company’s 401(k) savings plan, alleging violations of the federal securities laws and breaches of fiduciary duties with respect to the 401(k) plan. These complaints seek compensatory damages in an unspecific amount, fees and expenses related to such lawsuit and the granting of extraordinary equitable and/or injunctive relief. For each of these lawsuits, the date each complaint was filed, the name of the plaintiff and the federal court in which such lawsuit is pending are as follows:
•	Konkol v. Diebold Inc., et al., No. 5:05CV2873 (N.D. Ohio, filed December 13, 2005).

•	Ziolkowski v. Diebold Inc., et al., No. 5:05CV2912 (N.D. Ohio, filed December 16, 2005).

•	New Jersey Carpenter’s Pension Fund v. Diebold, Inc., No. 5:06CV40 (N.D. Ohio, filed January 6, 2006).

•	Rein v. Diebold, Inc., et al., No. 5:06CV296 (N.D. Ohio, filed February 9, 2006).

•	Graham v. Diebold, Inc., et al., No.5:05CV2997 (N.D. Ohio, filed December 30, 2005).

•	McDermott v. Diebold, Inc., et al., No. 5:06CV170 (N.D. Ohio, filed January 24, 2006).

•	Barnett v. Diebold, Inc., et al., No. 5:06CV361 (N.D. Ohio, filed February 15, 2006).

•	Farrell v. Diebold, Inc., et al., No. 5:06CV307 (N.D. Ohio, filed February 8, 2006).

•	Forbes v. Diebold, Inc., et al., No. 5:06CV324 (N.D. Ohio, filed February 10, 2006).

•	Gromek v. Diebold, Inc., et al., No. 5:06CV579 (N.D. Ohio, filed March 14, 2006).
The plaintiffs in the Konkol, Ziolkowski, New Jersey Carpenter’s Pension Fund, Rein and Graham cases, which allege violations of the federal securities laws, have filed motions to consolidate these actions into a single proceeding and for the court to name a lead plaintiff and lead plaintiffs’ counsel. Various of the plaintiffs in the McDermott, Barnett, Farrell, Forbes and Gromek cases, which allege breaches of fiduciary duties with respect to the 401(k) plan, have moved to consolidate these actions into a single proceeding. The company and the individual defendants deny the allegations made against them, regard them as without merit, and intend to defend themselves vigorously.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
PART II. OTHER INFORMATION (Continued)
ITEM 1. LEGAL PROCEEDINGS (Continued)
Additionally, certain current and former officers and directors have been named as defendants in two shareholder derivative actions filed in federal court, purportedly on behalf of the company (Recht v. O’Dell et al., No. 5:06CV233 (N.D. Ohio, filed January 31, 2006) and Wietschner v. Diebold, Inc., et al., No. 5:06CV418 (N.D. Ohio, filed February 23, 2006)). The complaints assert claims of breach of fiduciary duties against the defendants on behalf of the company in connection with alleged violations of the federal securities laws. The defendants have moved to consolidate the derivative cases into a single proceeding.
Management is unable to determine the financial statement impact, if any, of the federal securities actions, the 401(k) actions and the derivative actions as of March 31, 2006.
The company was recently informed that the staff of the SEC has begun an informal inquiry relating to the company’s revenue recognition policy. The SEC indicated in its letter to the company that the inquiry should not be construed as an indication by the SEC that there has been any violation of the federal securities laws. The Company is cooperating with the SEC in connection with the inquiry. The company cannot predict the length, scope or results of the informal inquiry, or the impact, if any, on its results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Information concerning the company’s stock repurchases made during the first quarter 2006:
ISSUER PURCHASES OF EQUITY SECURITIES

			(c)	(d)
			Total Number of	Maximum Number of
	(a)	(b)	Shares Purchased as	Shares that May Yet
	Total Number of Shares	Average Price	Part of Publicly	Be Purchased Under
	Purchased(1)	Paid Per Share	Announced Plans(2)	the Plans(2)
January	3,001	$38.23	–	4,500,000
February	190,847	39.35	180,000	4,320,000
March	1,078,820	41.67	1,076,000	3,244,000

Total	1,272,668	41.32	1,256,000	3,244,000

(1)	Includes 3,001, 10,847 and 2,820 shares in January, February and March, respectively, surrendered or deemed surrendered to the company in connection with stock exercises and to satisfy tax withholding obligations in connection with the distribution of shares of stock under employee stock-based compensation plans.

(2)	The company repurchased 1,256,000 common shares in the first quarter 2006 pursuant to the Company Stock Repurchase Plan (the Plan). The total number of shares repurchased as part of a publicly announced plan was 6,756,000 as of March 31, 2006. The Plan was approved by the Board of Directors in April 1997 and authorized the repurchase of up to two million shares. The Plan was amended in June 2004 to authorize the repurchase of an additional two million shares, and was further amended in August and December 2005 to authorize the repurchase of an additional six million shares. The Plan has no expiration date.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
PART II. OTHER INFORMATION (Continued)
ITEM 6. EXHIBITS

3.1	(i)	Amended and Restated Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.1(i) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994. (Commission File No. 1-4879).

3.1	(ii)	Code of Regulations — incorporated by reference to Exhibit 4(c) to Registrant’s Post-Effective Amendment No. 1 to Form S-8 Registration Statement No. 33-32960.

3.2		Certificate of Amendment by Shareholders to Amended Articles of Incorporation of Diebold, Incorporated – incorporated by reference to Exhibit 3.2 to Registrant’s Form 10-Q for the quarter ended March 31, 1996. (Commission File No. 1-4879).

3.3		Certificate of Amendment to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.3 to Registrant’s Form 10-K for the year ended December 31, 1998. (Commission File No. 1-4879).

4.		Rights Agreement dated as of February 11, 1999 between Diebold, Incorporated and The Bank of New York — incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form 8-A dated February 11, 1999. (Commission File No. 1-4879).

*10.1		Form of Employment Agreement as amended and restated as of September 13, 1990 — incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990. (Commission File No. 1-4879).

*10.2		Schedule of Certain Officers who are Parties to Employment Agreements – incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-K for the year ended December 31, 2005. (Commission File No. 1-4879).

*10.5	(i)	Supplemental Employee Retirement Plan I as amended and restated July 1, 2002 – incorporated by reference to Exhibit 10.5 (i) of Registrant’s Form 10-Q for the quarter ended September 30, 2002. (Commission File No. 1-4879).

*10.5	(ii)	Supplemental Employee Retirement Plan II as amended and restated July 1, 2002 – incorporated by reference to Exhibit 10.5 (ii) of Registrant’s Form 10-Q for the quarter ended September 30, 2002. (Commission File No. 1-4879).

*10.7	(i)	1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992. (Commission File No. 1-4879).

*10.7	(ii)	Amendment No. 1 to the Amended and Restated 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998. (Commission File No. 1-4879).

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
PART II. OTHER INFORMATION (Continued)
ITEM 6. EXHIBITS (Continued)

*10.7	(iii)	Amendment No. 2 to the Amended and Restated 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 2003. (Commission File No. 1-4879).

*10.7	(iv)	2005 Deferred Compensation Plan for Directors of Diebold, Incorporated, effective as of January 1, 2005 – incorporated by reference to Exhibit 10.7(iv) to Registrant’s Form 10-K for the year ended December 31, 2005. (Commission File No. 1-4879).

*10.8	(i)	1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 — incorporated by reference to Exhibit 4 (a) to Form S-8 Registration Statement No. 333-60578.

*10.8	(ii)	Amendment No. 1 to the 1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 – incorporated by reference to Exhibit 10.8(ii) on Registrant’s Form 10-Q for the quarter ended March 31, 2004. (Commission File No. 1-4879).

*10.8	(iii)	Amendment No. 2 to the 1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 – incorporated by reference to Exhibit 10.8(iii) on Registrant’s Form 10-Q for the quarter ended March 31, 2004. (Commission File No. 1-4879).

*10.8	(iv)	Amendment No. 3 to the 1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 – incorporated by reference to Exhibit 10.8(iv) on Registrant’s Form 10-Q for the quarter ended June 30, 2004. (Commission File No. 1-4879).

*10.9		Long-Term Executive Incentive Plan – incorporated by reference to Exhibit 10.9 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993. (Commission File No. 1-4879).

*10.10	(i)	1992 Deferred Incentive Compensation Plan (as amended and restated ) – incorporated by reference to Exhibit 10.10 (i) of Registrant’s Form 10-Q for the quarter ended September 30, 2002. (Commission File No. 1-4879).

*10.10	(ii)	2005 Deferred Incentive Compensation Plan, effective as of January 1, 2005 – incorporated by reference to Exhibit 10.10 (ii) of Registrant’s Form 10-K for the year ended December 31, 2005. (Commission File No. 1-4879).

*10.11		Annual Incentive Plan — incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000. (Commission File No. 1-4879).

*10.13	(i)	Forms of Deferred Compensation Agreement and Amendment No. 1 to Deferred Compensation Agreement — incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996. (Commission File No. 1-4879).

*10.13	(ii)	Section 162(m) Deferred Compensation Agreement (as amended and restated January 29, 1998) — incorporated by reference to Exhibit 10.13 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998. (Commission File No. 1-4879).

*10.14		Deferral of Stock Option Gains Plan — incorporated by reference to Exhibit 10.14 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998. (Commission File No. 1-4879).

*10.15		Employment Agreement with Walden W. O’Dell – incorporated by reference to Exhibit 10.15 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999. (Commission File No. 1-4879).

*10.17	(i)	Amended and Restated Loan Agreement dated as of April 30, 2003 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, N.A. — incorporated by reference to Exhibit 10.17 to Registrant’s Form 10-Q for the quarter ended June 30, 2003. (Commission File No. 1-4879).

*10.17	(ii)	First amendment to Loan Agreement dated as of April 28, 2004 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, N.A. — incorporated by reference to Exhibit 10.17(ii) to Registrant’s Form 10-Q for the quarter ended June 30, 2004. (Commission File No. 1-4879).

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
PART II. OTHER INFORMATION (Continued)
ITEM 6. EXHIBITS (Continued)

*10.17	(iii)	Second amendment to Loan Agreement dated as of April 27, 2005 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and JP Morgan Chase Bank, N.A. (successor by merger to Bank One, N.A.) — incorporated by reference to Exhibit 10.1 on Registrant’s Form 8-K filed on May 3, 2005. (Commission File No. 1-4879).

*10.17	(iv)	Third amendment to Loan Agreement dated as of November 16, 2005 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and JP Morgan Chase Bank, N.A. (successor by merger to Bank One, N.A.) — incorporated by reference to Exhibit 10.1 on Registrant’s Form 8-K filed on November 22, 2005. (Commission File No. 1-4879).

*10.18	(i)	Retirement and Consulting Agreement with Robert W. Mahoney – incorporated by reference to Exhibit 10.18 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000. (Commission File No. 1-4879).

*10.18	(ii)	Extension of Retirement and Consulting Agreement with Robert W. Mahoney – incorporated by reference to Exhibit 10.18 (ii) of Registrant’s Form 10-Q for the quarter ended September 30, 2002. (Commission File No. 1-4879).

*10.18	(iii)	Extension of Retirement and Consulting Agreement with Robert W. Mahoney — incorporated by reference to Exhibit 10.18 (iii) to Registrant’s Form 10-Q for the quarter ended June 30, 2003. (Commission File No. 1-4879).

*10.18	(iv)	Extension of Retirement and Consulting Agreement with Robert W. Mahoney — incorporated by reference to Exhibit 10.18 (iv) to Registrant’s Form 10-Q for the quarter ended March 31, 2004. (Commission File No. 1-4879).

*10.18	(v)	Extension of Retirement and Consulting Agreement with Robert W. Mahoney — incorporated by reference to Exhibit 10.18 (v) to Registrant’s Form 10-Q for the quarter ended March 31, 2005. (Commission File No. 1-4879).

*10.18	(vi)	Extension of Retirement and Consulting Agreement with Robert W. Mahoney dated March 7, 2006 — incorporated by reference to Exhibit 10.18 (vi) to Registrant’s Form 10-K for the year ended December 31, 2005. (Commission File No. 1-4879).

10.20	(i)	Transfer and Administration Agreement, dated as of March 31, 2001 by and among DCC Funding LLC, Diebold Global Finance Corporation (formerly Diebold Credit Corporation), Diebold, Incorporated, Receivables Capital Corporation and Bank of America, N. A. — incorporated by reference to Exhibit 10.20 (i) on Registrant’s Form 10-Q for the quarter ended March 31, 2001. (Commission File No. 1-4879).

10.20	(ii)	Amendment No. 1 to the Transfer and Administration Agreement by and among DCC Funding LLC, Diebold Credit Corporation, Diebold, Incorporated, Receivables Capital Corporation and Bank of America, National Association – incorporated by reference to Exhibit 10.20 (ii) on Registrant’s Form 10-Q for the quarter ended March 31, 2001. (Commission File No. 1-4879).

*10.21	(i)	Employment Agreement with Eric C. Evans — incorporated by reference to Exhibit 10.21 on Registrant’s Form 10-Q for the quarter ended March 31, 2004. (Commission File No. 1-4879).

*10.21	(ii)	Separation Agreement with Eric C. Evans — incorporated by reference to Exhibit 10.1 on Registrant’s Form 8-K filed on October 18, 2005. (Commission File No. 1-4879).

*10.22		Form of Non-qualified Stock Option Agreement – incorporated by reference to Exhibit 10.1 on Registrant’s Form 8-K filed on February 16, 2005. (Commission File No. 1-4879).

*10.23		Form of Restricted Share Agreement – incorporated by reference to Exhibit 10.2 on Registrant’s Form 8-K filed on February 16, 2005. (Commission File No. 1-4879).

*10.24		Form of RSU Agreement – incorporated by reference to Exhibit 10.24 on Registrant’s Form 10-K for the year ended December 31, 2005. (Commission File No. 1-4879).

*10.25		Form of Performance Share Agreement – incorporated by reference to Exhibit 10.25 on Registrant’s Form 10-K for the year ended December 31, 2005. (Commission File No. 1-4879).

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
PART II. OTHER INFORMATION (Continued)
ITEM 6. EXHIBITS (Continued)

*10.26		Diebold, Incorporated Annual Cash Bonus Plan – incorporated by reference to Exhibit A on Registrant’s Proxy Statement on Schedule 14A filed on March 16, 2005. (Commission File No. 1-4879).

*10.27		Form of Note Purchase Agreement – incorporated by reference to Exhibit 10.1 on Registrant’s Form 8-K filed on March 2, 2006. (Commission File No. 1-4879).

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C Section 1350.

32.2		Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C Section 1350.

	*	Reflects management contract or other compensatory arrangement.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIEBOLD, INCORPORATED
(Registrant)

Date : May 9, 2006	By:	/s/ Thomas W. Swidarski
Thomas W. Swidarski
President and Chief Executive Officer
(Principal Executive Officer)

Date : May 9, 2006	By:	/s/ Kevin J. Krakora
Kevin J. Krakora
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT DESCRIPTION

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.