Form 10-Q
period 2006-06-30
DIEBOLD INC
filed 2006-08-07
CIK 28823

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑. No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☑     Accelerated Filer ☐     Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐. No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
     Common Stock, $1.25 Par Value – 65,636,628 shares as of August 3, 2006

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
INDEX

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	(Unaudited)	December 31,
	June 30, 2006	2005
ASSETS
Current assets
Cash and cash equivalents	$159,366	$207,900
Short-term investments	53,397	52,885
Trade receivables, less allowances of $28,337 and $27,216, respectively	666,549	676,361
Inventories	406,213	341,614
Prepaid expenses	26,125	20,816
Other current assets	141,772	128,304

Total current assets	1,453,422	1,427,880

Securities and other investments	67,714	54,154

Property, plant and equipment, at cost	614,021	606,085
Less accumulated depreciation and amortization	336,443	329,119

	277,578	276,966
Goodwill	438,065	389,134
Other assets	216,796	205,059

	$2,453,575	$2,353,193

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$34,359	$34,472
Accounts payable	158,697	180,725
Deferred income	192,457	136,135
Other current liabilities	231,266	228,699

Total current liabilities	616,779	580,031

Notes payable – long-term	592,105	454,722
Other long-term liabilities	167,917	165,591

Shareholders’ equity
Preferred shares, no par value, authorized 1,000,000 shares, none issued	—	—
Common shares, par value $1.25, authorized 125,000,000 shares; issued 74,833,351 and 74,726,031 shares, respectively outstanding 65,632,286 and 68,721,847 shares, respectively	93,542	93,408
Additional capital	215,999	199,033
Retained earnings	1,141,181	1,140,468
Treasury shares, at cost (9,201,065 and 6,004,184 shares, respectively)	(388,222)	(256,336)
Accumulated other comprehensive income (loss)	14,274	(23,437)
Other	—	(287)

Total shareholders’ equity	1,076,774	1,152,849

	$2,453,575	$2,353,193

See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net Sales
Products	$375,007	$297,701	$666,988	$533,973
Services	351,389	321,249	683,099	620,127

	726,396	618,950	1,350,087	1,154,100

Cost of sales
Products	269,925	215,569	477,772	383,658
Services	282,045	246,041	553,016	474,234

	551,970	461,610	1,030,788	857,892

Gross Profit	174,426	157,340	319,299	296,208

Selling and administrative expense	119,488	89,936	221,732	171,944
Research, development and engineering expense	17,454	14,054	36,574	28,319

	136,942	103,990	258,306	200,263

Operating Profit	37,484	53,350	60,993	95,945

Other income (expense)
Investment income	4,767	2,612	8,887	5,327
Interest expense	(8,126)	(3,782)	(15,955)	(6,534)
Miscellaneous, net	(5,219)	(4,894)	(4,487)	(5,153)
Minority interest	(1,837)	(1,507)	(2,829)	(2,463)

Income from continuing operations before taxes	27,069	45,779	46,609	87,122

Taxes on income	(9,847)	(14,629)	(16,686)	(28,120)

Income from continuing operations	17,222	31,150	29,923	59,002

Income from discontinued operations, net of taxes	—	820	—	909

Net income	$17,222	$31,970	$29,923	$59,911

Basic weighted-average shares outstanding	67,035	71,031	67,780	71,344
Diluted weighted-average shares outstanding	67,439	71,511	67,992	71,874

Basic earnings per share:
Income from continuing operations	$0.26	$0.44	$0.44	$0.83
Income from discontinued operations	—	0.01	—	0.01

Net income	$0.26	$0.45	$0.44	$0.84

Diluted earnings per share:
Income from continuing operations	$0.26	$0.44	$0.44	$0.82
Income from discontinued operations	—	0.01	—	0.01

Net income	$0.26	$0.45	$0.44	$0.83

Cash dividends paid per common share	$0.215	$0.205	$0.430	$0.410
See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2006	2005
Cash flow from operating activities:
Net income	$29,923	$59,911
Adjustments to reconcile net income to cash provided by operating activities:
Income from discontinued operations	—	(909)
Minority share of income	2,829	2,463
Depreciation and amortization	45,443	39,699
Share-based compensation	7,750	(2,550)
Deferred income taxes	(515)	3,907
(Gain) loss on sale of assets, net	(898)	378
Cash provided (used) by changes in certain assets and liabilities:
Trade receivables	16,530	21,596
Inventories	(56,036)	(31,692)
Prepaid expenses	(4,898)	(10,000)
Other current assets	(3,806)	(17,927)
Accounts payable	(24,640)	(14,948)
Certain other assets and liabilities	63,082	21,497

Net cash provided by operating activities	74,764	71,425

Cash flow from investing activities:
Payments for acquisitions, net of cash acquired	(32,396)	(18,241)
Proceeds from maturities of investments	32,883	22,835
Payments for purchases of investments	(30,554)	(18,179)
Proceeds from sale of fixed assets	6,442	—
Capital expenditures	(23,101)	(29,824)
Rotable spares expenditures	(6,823)	(7,382)
Increase in certain other assets	(33,368)	(13,590)

Net cash used by investing activities	(86,917)	(64,381)

Cash flow from financing activities:
Dividends paid	(29,210)	(29,171)
Notes payable borrowings	861,125	581,109
Notes payable repayments	(736,102)	(544,313)
Distribution of affiliate’s earnings to minority interest holder	(718)	(629)
Issuance of common shares	1,792	3,555
Repurchase of common shares	(132,063)	(56,031)

Net cash used by financing activities	(35,176)	(45,480)

Effect of exchange rate changes on cash	(1,205)	(2,437)

Decrease in cash and cash equivalents	(48,534)	(40,873)
Cash and cash equivalents at the beginning of the period	207,900	184,045

Cash and cash equivalents at the end of the period	$159,366	$143,172

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
In addition, some of the company’s statements in this Quarterly Report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the six-month period ended June 30, 2006 are not necessarily indicative of results to be expected for the full year.
The company has reclassified the presentation of the cash flow statement for the six months ended June 30, 2005 to conform to the current year presentation.
2. SHARE-BASED COMPENSATION
Stock options, restricted stock units (RSUs), restricted shares and performance shares have been issued to officers and other management employees under the company’s 1991 Equity and Performance Incentive Plan, as amended and restated (1991 Plan). The stock options generally vest over a four- or five-year period and have a maturity of ten years from the issuance date. Option exercise prices equal the fair market value of the common stock on the date of grant. RSUs provide for the issuance of a share of the company’s common stock at no cost to the holder and generally vest after three to seven years with no partial vesting. During the vesting period, employees are paid the cash equivalent of dividends on RSUs. Unvested RSUs are forfeited upon termination unless the Board of Directors determines otherwise. Restricted share grants are subject to forfeiture under certain conditions and have a three-year vesting period. Performance shares are granted based on certain management objectives, as determined by the Board of Directors each year. Each performance share earned entitles the holder to the then current value of one common share. The performance share objectives are generally calculated over a three-year period and no shares are granted unless certain threshold management objectives are met. To cover the exercise and/or vesting of its share-based payments, the company generally issues new shares from its authorized, unissued share pool. The number of common shares that may be issued pursuant to the 1991 Plan was 5,629, of which 1,233 shares were available for issuance at June 30, 2006.
Effective January 1, 2006, the company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R), which requires the company to recognize costs resulting from all share-based payment transactions in the financial statements, including stock options, RSUs, restricted shares and performance shares, based on the fair market value of the award as of the grant date. SFAS No. 123R supersedes SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), and APB Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25). The company has adopted SFAS No. 123R using the modified prospective application method of adoption, which requires the company to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining requisite periods of those awards with no change in historical reported earnings. Awards granted after December 31, 2005 are valued at fair value in accordance with provisions of SFAS No. 123R and recognized on a straight-line basis over the requisite periods of each award. The company estimated forfeiture rates for the six months ended June 30, 2006 based on its historical experience.
As a result of adopting SFAS No. 123R, the company’s net income was lower for the three and six months ended June 30, 2006 by $1,764 and $3,817 (net of $1,010 and $2,129 tax benefit), respectively, than if the company had continued to account for share-based compensation under APB No. 25. The impact on both basic and diluted earnings per share for the three and six months ended June 30, 2006 was $0.03 and $0.06, respectively, per share. The impact on cash flow from operating and financing activities for the six months ended June 30, 2006 was not material.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)
2. SHARE-BASED COMPENSATION (continued)
Prior to 2006, the company accounted for stock-based compensation in accordance with APB No. 25 using the intrinsic value method, which did not require that compensation cost be recognized for the company’s stock options provided the option exercise price was not below the common stock fair market value on the date of grant. Under APB No. 25, the company was required to record expense over the vesting period for the value of RSUs, restricted shares and performance shares granted. Prior to 2006, the company provided pro forma disclosure amounts in accordance with SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, as if the fair value method defined by SFAS No. 123 was applied to its share-based compensation. The company’s net income and net income per share for the three and six months ended June 30, 2005 would have been reduced if compensation cost related to stock options had been recorded in the financial statements based on fair value at the grant dates.
The estimated fair value of the options granted during 2006 and prior years was calculated using a Black-Scholes option pricing model. The following summarizes the assumptions used in the Black-Scholes model for the six months ended June 30:

	2006	2005
Expected life (in years)	3-6	4-6
Weighted average volatility	33%	30%
Risk-free interest rate	4.55 - 4.96%	3.54 - 3.76%
Expected dividend yield	1.58 - 1.63%	1.41 - 1.52%
The Black-Scholes model incorporates assumptions to value share-based awards. The risk-free rate of interest for periods within the contractual life of the option is based on a zero-coupon U.S. government instrument over the contractual term of the equity instrument. Expected volatility is based on historical volatility of the price of the company’s common stock. The company generally uses the midpoint of the life of the grant to estimate option exercise timing within the valuation model. This methodology is not materially different from the company’s historical data on exercise timing. Separate groups of employees that have similar historical exercise behavior with regard to option exercise timing and forfeiture rates are considered separately for valuation and attribution purposes.
Pro forma net income as if the fair value based method had been applied to all awards is as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2005
Net income as reported	$31,970	$59,911

Add: Share-based compensation programs recorded as expense, net of tax	(2,013)	(1,726)

Deduct: Total share-based employee compensation expense determined under fair value based method for all awards, net of tax	645	(1,086)

Pro forma net income	$30,602	$57,099

Earnings per share:

Basic – as reported	$0.45	$0.84

Basic – pro forma	$0.43	$0.80

Diluted – as reported	$0.45	$0.83

Diluted – pro forma	$0.43	$0.79

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)
2. SHARE-BASED COMPENSATION (continued)
As of June 30, 2006, unrecognized compensation cost of $10,074 for stock options, $6,477 for RSUs, $146 for restricted shares and $7,342 for performance shares, is expected to be recognized over a weighted-average period of approximately 2.3, 3.4, 1.6 and 1.6 years, respectively.
Share-based compensation was recognized as a component of selling, general and administrative expenses. Performance share compensation recognized in the three and six months ended June 30, 2005 was offset by reductions in the performance share accrual because the company did not meet certain performance objectives. The following table summarizes the components of the company’s share-based compensation programs recorded as expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Stock Options:
Pre-tax compensation expense	$1,733	$—	$3,880	$—
Tax benefit	(638)	—	(1,389)	—

Stock option expense, net of tax	$1,095	$—	$2,491	$—

Restricted Stock Units (RSUs):
Pre-tax compensation expense	$881	$613	$2,461	$1,122
Tax benefit	(328)	(196)	(881)	(362)

Restricted stock unit expense, net of tax	$553	$417	$1,580	$760

Restricted Shares:
Pre-tax compensation expense	$97	$45	$142	$109
Tax benefit	(35)	(14)	(51)	(35)

Restricted share expense, net of tax	$62	$31	$91	$74

Performance Shares:
Pre-tax compensation expense	$1,397	$(3,634)	$1,267	$(3,781)
Tax (benefit) expense	(499)	1,173	(454)	1,221

Performance share expense, net of tax	$898	$(2,461)	$813	$(2,560)

Total Share-Based Compensation:
Pre-tax compensation expense	$4,108	$(2,976)	$7,750	$(2,550)
Tax (benefit) expense	(1,500)	963	(2,775)	824

Total share-based compensation, net of tax	$2,608	$(2,013)	$4,975	$(1,726)

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)
2. SHARE-BASED COMPENSATION (continued)
Options outstanding and exercisable under the 1991 Plan as of June 30, 2006 and changes during the six months ended June 30, 2006 were as follows:

		Weighted-
		Average	Weighted Average	Aggregate
		Exercise	Remaining Contractual	Intrinsic
	Shares	Price	Term (in years)	Value (1)
Outstanding at January 1, 2006	3,112	$40.20
Granted	269	39.94
Exercised	(98)	32.23
Expired or forfeited	(100)	49.73

Outstanding at June 30, 2006	3,183	$40.13	6	$12,458

Exercisable at June 30, 2006	2,213	$38.76	5	$10,867

(1)	The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the company’s closing stock price on the last trading day of the second quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2006. The amount of aggregate intrinsic value will change based on the fair market value of the company’s stock.
The aggregate intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $962 and $3,140, respectively. The weighted-average grant-date fair value of stock options granted during the six months ended June 30, 2006 and 2005 was $13.01 and $14.25, respectively. Total fair value of stock options vested for the six months ended June 30, 2006 and 2005 was $26,135 and $24,913, respectively. Exercise of options during the six months ended June 30, 2006 and 2005 resulted in cash receipts of $2,662 and $3,617, respectively. The tax benefit during the six months ended June 30, 2006 related to the exercise of employee stock options was not material.
The following tables summarize information on unvested restricted stock units and performance shares outstanding:

	Number of	Weighted-Average
Restricted Stock Units (RSUs):	Shares	Grant-Date Fair Value
Unvested at January 1, 2006	130	$53.94
Exercised	(3)	52.77
Forfeited	(8)	53.38
Vested	—	—
Granted	190	39.43

Unvested at June 30, 2006	309	$45.05

	Number of	Weighted-Average
Performance Shares:	Shares	Grant-Date Fair Value
Unvested at January 1, 2006	363	$53.33
Exercised	(6)	36.55
Forfeited	—	—
Vested	—	—
Granted	199	39.46

Unvested at June 30, 2006	556	$48.55

Unvested performance shares are based on a maximum potential payout. Actual shares granted at the end of the performance period may be less than the maximum potential payout level depending on achievement of performance share objectives. The company had 5 unvested restricted shares as of June 30, 2006 with a weighted-average grant-date fair value of $55.20, and 10 unvested restricted shares as of December 31, 2005 with a weighted-average grant-date fair value of $54.10.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Numerator:
Income used in basic and diluted earnings per share:
Income from continuing operations	$17,222	$31,150	$29,923	$59,002
Income from discontinued operations	—	820	—	909

Net income	17,222	31,970	29,923	59,911

Denominator:
Basic weighted-average shares	67,035	71,031	67,780	71,344
Effect of dilutive share-based compensation	404	480	212	530

Diluted weighted-average shares	67,439	71,511	67,992	71,874

Basic earnings per share:
Income from continuing operations	$0.26	$0.44	$0.44	$0.83
Income from discontinued operations	—	0.01	—	0.01

Net income	$0.26	$0.45	$0.44	$0.84

Diluted earnings per share:
Income from continuing operations	$0.26	$0.44	$0.44	$0.82
Income from discontinued operations	—	0.01	—	0.01

Net income	$0.26	$0.45	$0.44	$0.83

Anti-dilutive shares not used in calculating diluted weighted-average shares	967	791	973	668
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
Major classes of inventories are summarized as follows:

	June 30, 2006	December 31, 2005
Finished goods	$132,703	$90,484
Service parts	96,258	84,264
Work in process	132,050	126,247
Raw materials	45,202	40,619

Total inventory	$406,213	$341,614

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

	June 30,	December 31,
	2006	2005

Translation adjustment	$18,876	$(18,835)
Pensions, less accumulated taxes of $(1,572) for 2006 and 2005	(4,602)	(4,602)

Total accumulated other comprehensive income (loss)	$14,274	$(23,437)

Components of comprehensive income consist of the following for the six months ended June 30:
	2006	2005

Net income	$29,923	$59,911
Other comprehensive income:
Translation adjustment	37,711	(15,414)

Comprehensive income	$67,634	$44,497

6. INCOME TAXES
The effective tax rate for the six months ended June 30, 2006 was 35.8 percent versus 32.3 percent in the same period in 2005. The increase in effective tax rate was the result of income mix both domestically and internationally (i.e., income was earned in jurisdictions with higher tax rates) and continued losses in certain European countries requiring valuation allowances.
7. BENEFIT PLANS
The company has several pension plans covering substantially all United States employees. Plans covering salaried employees provide pension benefits that are based on the employee’s compensation during the 10 years before retirement. The company’s funding policy for salaried plans is to contribute annually, if required, at an actuarially determined rate. Plans covering hourly employees and union members generally provide benefits of stated amounts for each year of service. The company’s funding policy for hourly plans is to make at least the minimum annual contributions required by applicable regulations. Employees of the company’s operations in countries outside of the United States participate to varying degrees in local pension plans, which in the aggregate are not significant.
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

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)
7. BENEFIT PLANS (continued)

	Pension Benefits		Other Benefits
	2006	2005	2006	2005

Components of Net Periodic Benefit Cost Three months ended June 30
Service cost	$2,794	$3,093	$2	$1
Interest cost	5,761	5,567	327	313
Expected return on plan assets	(7,749)	(7,240)	—	—
Amortization of prior service cost	191	280	(126)	(153)
Amortization of initial transition asset	—	(164)	—	—
Recognized net actuarial loss	1,138	583	198	132
Special termination benefits	—	—	74	—
Curtailment gain	—	(41)	—	—

Net periodic pension benefit cost	$2,135	$2,078	$475	$293

	Pension Benefits		Other Benefits
	2006	2005	2006	2005

Components of Net Periodic Benefit Cost Six months ended June 30
Service cost	$5,587	$6,187	$4	$2
Interest cost	11,521	11,133	640	626
Expected return on plan assets	(15,497)	(14,478)	—	—
Amortization of prior service cost	382	560	(280)	(306)
Amortization of initial transition asset	—	(329)	—	—
Recognized net actuarial loss	2,276	1,165	396	264
Special termination benefits	—	—	74	—
Curtailment gain	—	(83)	—	—

Net periodic pension benefit cost	$4,269	$4,155	$834	$586

Cash Flows
Previously, the company disclosed expected payments related to the 2006 plan year of $14,089 to its qualified and non-qualified pension plans and $2,921 to its other postretirement benefit plan. There have been no significant changes to the 2006 plan year expected payments previously disclosed. During the first half of 2006 and 2005, the company paid $7,361 and $765 related to the pension plans, respectively.
8. SEGMENT INFORMATION
The company’s segments are comprised of its three main sales channels: Diebold North America (DNA), Diebold International (DI) and Election Systems (ES) & Other. These sales channels are evaluated based on revenue from customers and operating profit contribution to the total corporation. The reconciliation between segment information and the condensed consolidated financial statements is disclosed. Revenue summaries by geographic segment and product and service solutions are also disclosed. All income and expense items below operating profit are not allocated to the segments and are not disclosed.

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

	DNA	DI	ES & Other	Total

Segment Information by Channel for the quarter ended June 30, 2006

Revenue from continuing operations	$370,460	$291,500	$64,436	$726,396
Operating profit	21,346	6,061	10,077	37,484
Capital and rotable expenditures	13,881	7,863	135	21,879
Depreciation	7,844	5,819	401	14,064

Segment Information by Channel for the quarter ended June 30, 2005

Revenue from continuing operations	$346,192	$250,347	$22,411	$618,950
Operating profit	42,216	9,745	1,389	53,350
Capital and rotable expenditures	13,139	4,006	27	17,172
Depreciation	9,481	3,527	179	13,187

Segment Information by Channel as of and for the six months ended June 30, 2006

Revenue from continuing operations	$703,269	$533,312	$113,506	$1,350,087
Operating profit	39,482	4,420	17,091	60,993
Capital and rotable expenditures	16,067	12,079	1,778	29,924
Depreciation	15,812	14,242	1,000	31,054
Property, plant and equipment, at cost	382,889	223,330	7,802	614,021

Segment Information by Channel as of and for the six months ended June 30, 2005

Revenue from continuing operations	$682,686	$443,148	$28,266	$1,154,100
Operating profit/(loss)	90,540	7,848	(2,443)	95,945
Capital and rotable expenditures	24,234	12,529	443	37,206
Depreciation	17,417	8,429	527	26,373
Property, plant and equipment, at cost	433,715	192,444	4,103	630,262
Revenue Summary by Geographic Segment

	For the quarter ended		For the six months ended
	June 30,		June 30,
	2006	2005	2006	2005

The Americas:
Financial self-service solutions	$307,766	$288,859	$574,379	$574,924
Security solutions	168,597	150,356	326,846	284,810
Election systems	49,945	22,411	80,378	28,267
Lottery systems	14,491	—	33,128	—

Total Americas	540,799	461,626	1,014,731	888,001

Asia-Pacific:
Financial self-service solutions	58,177	57,539	103,523	98,918
Security solutions	12,063	8,371	20,769	14,708

Total Asia Pacific	70,240	65,910	124,292	113,626

EMEA:
Financial self-service solutions	108,566	87,292	200,162	148,351
Security solutions	6,791	4,122	10,902	4,122

Total EMEA	115,357	91,414	211,064	152,473

Total Revenue from Continuing Operations	$726,396	$618,950	$1,350,087	$1,154,100

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)
8. SEGMENT INFORMATION (Continued)
Revenue Summary by Product and Service Solutions

	For the quarter ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005

Financial self-service:
Products	$245,741	$212,690	$425,498	$386,037
Services	228,768	221,000	452,566	436,156

Total financial self-service	474,509	433,690	878,064	822,193

Security:
Products	75,195	66,807	144,121	126,858
Services	112,256	96,042	214,396	176,782

Total security	187,451	162,849	358,517	303,640

Total financial self-service & security	661,960	596,539	1,236,581	1,125,833

Election systems:
Products	39,780	18,204	64,441	21,078
Services	10,165	4,207	15,937	7,189

Total election systems	49,945	22,411	80,378	28,267

Lottery systems	14,491	—	33,128	—

Total revenue from continuing operations	$726,396	$618,950	$1,350,087	$1,154,100

9. GUARANTEES AND PRODUCT WARRANTIES
The company has applied the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, to its agreements that contain guarantees or indemnification clauses. These disclosure requirements expand those required by SFAS No. 5, Accounting for Contingencies, by requiring a guarantor to disclose certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote. The following is a description of arrangements in effect as of June 30, 2006 in which the company is the guarantor.
In connection with the construction of certain manufacturing facilities, the company guaranteed repayment of principal and interest on variable rate industrial development revenue bonds by obtaining letters of credit. The bonds were issued with a 20-year original term and are scheduled to mature in 2017. Any default, as defined in the agreements, would obligate the company for the full amount of the outstanding bonds through maturity. At June 30, 2006, the carrying value of the liability was $11,900. The company provides its global operations guarantees and standby letters of credit through various financial institutions to suppliers, regulatory agencies and insurance providers. If the company is not able to make payment, the suppliers, regulatory agencies and insurance providers may draw on the pertinent bank. At June 30, 2006, the maximum future payment obligations relative to these various guarantees totaled $40,946, of which $21,163 represented standby letters of credit to insurance providers, and no associated liability was recorded.
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

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)
9. GUARANTEES AND PRODUCT WARRANTIES (Continued)

	2006	2005

Balance at January 1	$21,399	$14,410
Current period accruals	10,735	8,551
Accrual adjustments to reflect actual experience	(750)	—
Current period settlements	(10,376)	(5,936)

Balance at June 30	$21,008	$17,025

10. ACQUISITIONS
The following mergers and acquisitions were accounted for as purchase business combinations and, accordingly, the purchase price has been or will be allocated to identifiable tangible and intangible assets acquired and liabilities assumed, based upon their respective fair values, with the excess allocated to goodwill. Results of operations from the date of acquisition of these companies are included in the condensed consolidated results of operations of the company.
In June 2006, the company acquired Actcom, Incorporated (Actcom), a privately held company based in Virginia Beach, Virginia for $11,000. Actcom is a leader in identification and enterprise security. Actcom’s primary customers include federal government agencies, such as the Department of Defense, as well as state and municipal government agencies. At June 30, 2006, the company was in the process of estimating goodwill and other intangible assets acquired in the transaction. Actcom will be included as part of the company’s DNA segment.
In May 2006, the company acquired ERAS Joint Venture, LLP (ERAS), for $13,500. ERAS is a processing and imaging provider of outsourced serviced and installed systems. Estimated goodwill and other intangibles amounted to approximately $12,200 at June 30, 2006. ERAS will be included as part of the company’s DNA segment.
In February 2006, the company purchased the membership interests of Genpass Service Solutions, LLC (GSS) for approximately $10,000. GSS is an independent, third-party ATM maintenance and service provider for approximately 6,000 ATMs in 34 states and is being integrated within the company’s DNA service organization. Estimated goodwill and other intangibles amounted to approximately $6,561 at June 30, 2006.
In May 2005, the company announced the acquisition of TASC Security (Holdings) Limited (TASC Security). TASC Security is a global leader in electronic security solutions headquartered in London, England with subsidiaries in Amsterdam, Netherlands; Tokyo, Japan; San Francisco, California; Dublin, Ireland; Leeds, England; and Melbourne and Sydney, Australia; with a network of offices in Europe, the Middle East, Africa and Asia Pacific. TASC Security was purchased for approximately $26,300, including the payoff of certain debt arrangements, and has been integrated within the company’s Electronic Security and Currency Systems Group. Goodwill and other intangibles amounted to $8,855 and $9,124, respectively, at June 30, 2006.
11. PRIVATE PLACEMENT DEBT FINANCING
In March 2006, the company issued senior notes in an aggregate principal amount of $300,000 with a fixed interest rate of 5.50 percent. The maturity dates of the senior notes are staggered, with $75,000, $175,000 and $50,000 becoming due in 2013, 2016 and 2018, respectively. There are various covenants governing the senior notes, less restrictive than those that govern the company’s existing revolving credit facility. Additionally, the company entered into a derivative transaction to hedge interest rate risk on $200,000 of the senior notes, which was treated as a cash flow hedge. This reduced the effective interest rate by 14 basis points from 5.50 to 5.36 percent.
The company used $270,000 of the net proceeds from the senior notes to reduce the outstanding balance under its revolving credit facility, which has a variable interest rate. The remaining $30,000 was used to fund normal operations. Refer to management’s discussion and analysis related to “Liquidity and Capital Resources” for further information related to the company’s financing as of June 30, 2006.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)
12. RESTRUCTURING CHARGES
During the first quarter of 2005, the company initiated a restructuring plan for its manufacturing and service operations, primarily in Western Europe, to remove its excess capacity. In the second quarter of 2005, the company initiated a separate restructuring plan for the announced closing of its Danville, Virginia manufacturing operations. Total pre-tax costs to be incurred in the plans were anticipated to be approximately $27,000, of which $3,450 and $10,750 were expensed for the second quarter of 2005 and the six months ended June 30, 2005, respectively ($2,318 and $7,254 after tax, or $0.03 and $0.10 per diluted share), resulting in an accrual of approximately $1,700 as of June 30, 2005. The restructuring charges for the three and six months ended June 30, 2005 were incurred as follows: $2,497 and $9,277, respectively, against product cost of sales; $634 and $1,017, respectively, against service cost of sales and $319 and $456, respectively, against operating expenses. The restructuring charges for the quarter ended June 30, 2005 were $2,804 related to DNA and $646 related to DI.
During the first quarter of 2006, the company initiated an additional restructuring plan related to realignment of its global research and development efforts. Total pre-tax costs to be incurred related to research and development realignment were anticipated to be approximately $12,400. In addition to this plan, during the second quarter of 2006, the company incurred restructuring charges related to the termination of an Information Technology (IT) outsourcing agreement and product development rationalization.
For the quarter ended June 30, 2006, total restructuring charges were approximately $11,161 ($.10 per diluted share after tax), primarily related to the termination of the company’s IT outsourcing agreement, product development rationalization and continued realignment of global research and development efforts of $7,000, $1,000 and $938, respectively. The accrual balance as of June 30, 2006 was immaterial. Restructuring expenses were incurred as follows: $1,130 related to product cost of sales, $8,263 related to selling and administrative expense, $1,206 related to research and development, and the remaining to service cost of sales and other income (expense). These restructuring charges were incurred in the following segments: $6,299 related to DNA, $4,201 related to DI and $661 related to ES & Other. These charges were primarily related to contract termination fees.
For the six months ended June 30, 2006, total restructuring charges were approximately $14,921, primarily related to the termination of the company’s IT outsourcing agreement, realignment of global research and development efforts and product development rationalization of $7,000, $3,483 and $1,000, respectively. Restructuring expenses were incurred as follows: $1,823 related to product cost of sales, $8,814 related to selling and administrative, $3,751 related to research and development, and the remaining to service cost of sales and other income (expense). These restructuring charges were incurred in the following segments: $6,764 related to DNA, $7,496 related to DI and $661 related to ES & Other.
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

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)
13. DISCONTINUED OPERATIONS (continued)

	Three Months ended June 30		Six Months ended June 30
	2006	2005	2006	2005

Net sales	$—	$6,549	$—	$11,633
Cost of sales	—	3,864	—	7,365
Gross profit	—	2,685	—	4,268
Operating expenses	—	1,456	—	2,898
Operating profit	—	1,229	—	1,370
Income before taxes	—	1,229	—	1,370
Taxes	—	409	—	461
Net income	$—	$820	$—	$909

Earnings per share:
Basic	$—	$0.01	$—	$0.01
Diluted	$—	$0.01	$—	$0.01
14. RECENT ACCOUNTING PRONOUNCEMENTS
In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 clarifies the recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The company is currently evaluating the impact of FIN 48 on the company’s financial statements.
In March 2005, the FASB issued FASB Interpretation No. 47 (FIN 47), Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143, which is effective for fiscal years ending after December 15, 2005. FIN 47 clarifies that the term conditional asset retirement obligation, as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Thus, the timing and/or method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The adoption of this standard did not have a material impact on the company’s financial statements.
In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140. SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 resolves issues addressed in SFAS No. 133, Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. The company believes that the adoption of this standard will have no material impact on its financial statements.
Effective January 1, 2006, the company adopted SFAS No. 123R, which requires the company to recognize costs resulting from all share-based payment transactions in the financial statements. Refer to Note 2 for further discussion.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)
15. SUBSEQUENT EVENTS
In July 2006, the company acquired 100% of the capital stock of Firstline, Inc. (Firstline) for $13,500. Firstline, located in Gold River, California, is a first and second line ATM maintenance service provider operating throughout the west coast and also provides limited cash handling services.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As of June 30, 2006
(Unaudited)
(Dollars in thousands, except per share amounts)
OVERVIEW
Over 145 years ago, the company entered into the business of making strong, reliable safes. Diebold, Incorporated has a long tradition of safeguarding assets and protecting investments. Today, the company is a global leader in providing integrated self-service delivery systems, security and services to customers within the financial, government and retail sectors. In 2003, the company introduced Opteva, a new ATM line within the financial self-service market that provides a higher level of security, convenience and reliability. Opteva is powered by Agilis, which is a software platform for financial self-service equipment developed by the company. The combination of Opteva and Agilis provides the ability for financial institutions to customize solutions to meet their consumers’ demands and positively affect equipment performance, while providing a safer ATM. The Agilis software platform gives customers the ability to run the same software across their entire network, which helps contain costs and improve financial self-service equipment availability. Security features were engineered into the design, including consumer awareness mirrors to discourage shoulder surfing and provide consumers with increased security during ATM transactions. Opteva also includes PIN-pad positioning that helps maintain consumer security, a recessed fascia design, card reader technology with a jitter mechanism, an optional ink-dye system and an envelope depository that is designed to resist trapping. The company’s software includes the industry’s most advanced ATM protection against viruses, worms and other cyber security threats. Diebold is at the forefront in protecting ATMs from threats even before patches are developed and made available. The company established its own Global Security Task Force to collect, analyze, clarify and disseminate news and information about ATM fraud and security. The group includes associates from various departments around the world. These associates work to reduce fraud and to improve security for the industry. In addition to these advances in the company’s product line, the company also continued to make strategic acquisitions, which increased its presence in the security market, and in 2005, the company was awarded a sales contract to produce lottery machines in Brazil.
The election systems business continues to be a challenge for the company. A number of individuals and groups have raised concerns about the reliability and security of the company’s election systems products and services. The individuals and groups making these challenges oppose the use of technology in the electoral process generally and, specifically, have filed lawsuits and taken other actions to publicize what they view as flaws in the company’s election management software and firmware. These efforts have adversely affected some of the company’s customer relations with its election systems customers. Despite all of these challenges, the company continues to participate in new jurisdiction decisions to purchase voting equipment. Election systems revenues in the second quarter 2006 and for the full-year 2005 continued to increase over prior years, representing a combination of the recapture of delayed sales from 2004, a U.S. presidential election year and growth from new sales due to demand generated by HAVA.
The markets the company serves are dynamic and continue to grow. Financial institutions continue to place increasing strategic importance on their retail networks. Demand is increasing for integrated security solutions. The company’s brand is trusted by its customers. The company has a growing global footprint with a broad customer base. Besides world-class products and services that offer a competitive advantage, one of the key features of the company is the commitment, energy and knowledge of its employees. As the company focuses on the future, its long-term strategic plan includes focusing on the customer to increase loyalty, improve product and service quality, strengthen the supply chain, enhance communications through teamwork and rebuild profitability. The company announced restructuring activities in 2005 and 2006 that are in line with the long-term strategic plan including European and U.S. manufacturing capacity optimization, realignment of global research and development efforts, and reorganization of its global information technology operation and rationalization of product development.
Also, the company has initiated its multi-year profit improvement plan that targets a $100,000 reduction in the company’s cost structure by 2008. These improvements are focused on a number of key areas including forecasting, order management, product staging, improved accounts receivable collections and other elements of supply chain management. The company anticipates achieving $35,000 of these savings in 2007 with the remaining $65,000 expected to be realized in 2008.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
As of June 30, 2006
(Unaudited)
(Dollars in thousands, except per share amounts)
OVERVIEW (continued)
On June 1, 2006, as part of the company’s effort to reorganize its global information technology (IT) and business transformation operation, the company reorganized its global IT operations, and assumed implementation and support responsibilities for its global enterprise resource planning (ERP) system as well as other IT- related functions. This decision ended the company’s previous IT outsourcing agreement with a third-party provider.
The company plans to continue to optimize its manufacturing capacity, including a restructuring of its production operations, in 2006. A major component of this initiative is to establish a new manufacturing operation for financial self-service terminals and related components in the Eastern European region. The company has identified Budapest, Hungary, as the planned location for this production facility. The company plans to have this new facility operating by the fourth quarter of 2006. Additionally, as a result of this planned restructuring, the company has engaged in the consultation process required in order to close its existing production facility located in Cassis, France. In addition to the second quarter 2006 restructuring charges of $.10 per share primarily related to the company’s reorganization of its global information technology operation and product development rationalization, the company is anticipating restructuring charges during the second half of 2006 of $.38 to $.43 per share as a result of the planned closure of the Cassis production facility. While management is fully engaged in completing this realignment as quickly as possible, the likelihood that it may not be completed until 2007 has increased.
The company intends the discussion of its financial condition and results of operations that follows to provide information that will assist in understanding the financial statements, the changes in certain key items in those financial statements from year to year and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect the financial statements.
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
In addition to the business drivers above, the company, as a global operation, is exposed to risks described under the caption entitled “Forward-Looking Statement Disclosure.”
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s discussion and analysis of the company’s financial condition and results of operations are based upon the company’s condensed consolidated financial statements. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. The company bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Management believes there have been no significant changes during the quarter ended June 30, 2006 to the items that the company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the company’s Annual Report on Form 10-K for the year ended December 31, 2005.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
As of June 30, 2006
(Unaudited)
(Dollars in thousands, except per share amounts)
RECENT ACCOUNTING PRONOUNCEMENTS
In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 clarifies the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The company is currently evaluating the impact of FIN 48 on the financial statements.
In March 2005, the FASB issued FASB Interpretation No. 47 (FIN 47), Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143, which is effective for fiscal years ending after December 15, 2005. FIN 47 clarifies that the term conditional asset retirement obligation, as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Thus, the timing and/or method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The adoption of this standard did not have a material impact on the company’s financial statements.
In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140. SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 resolves issues addressed in SFAS No. 133, Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. The company believes that the adoption of this standard will have no material impact on its financial statements.
Effective January 1, 2006, the company adopted SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R), which requires the company to recognize costs resulting from all share-based payment transactions in the financial statements. See Note 2 to the condensed consolidated financial statements for further discussion.
LIQUIDITY AND CAPITAL RESOURCES
Capital resources are obtained from income retained in the business, senior notes, committed and uncommitted credit facilities, long-term industrial revenue bonds, and operating and capital leasing arrangements. Management expects that cash provided from operations, available credit, long-term debt and the use of operating leases will be sufficient to finance planned working capital needs, investments in facilities or equipment, and the purchase of company common stock. Part of the company’s growth strategy is to pursue strategic acquisitions. The company has made acquisitions in the past and intends to make acquisitions in the future. The company intends to finance any future acquisitions with either cash provided from operations, borrowings under available credit facilities, proceeds from debt or equity offerings and/or the issuance of common shares.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
As of June 30, 2006
(Unaudited)
(Dollars in thousands, except per share amounts)
LIQUIDITY AND CAPITAL RESOURCES (continued)
During the six months ended June 30, 2006, the company generated $74,764 in cash from operating activities, an increase of $3,339 or 4.7 percent from the same period in 2005. Cash flows from operating activities are generated primarily from net income and controlling the components of working capital. Cash flows from operations during the six months ended June 30, 2006 were negatively affected by the $29,988 decrease in net income, a two-day increase in days sales outstanding (DSO) and increases in inventories, partially offset by the decrease in certain other assets and liabilities. The decrease in accounts receivable was $16,530, which was $5,066 less than the decrease of $21,596 in the six months ended June 30, 2005. This decrease was the result of DSO increasing to 76 days at June 30, 2006 compared to 74 days at June 30, 2005. The deterioration in DSO was primarily a result of slower collections in Asia Pacific partially offset by an improvement in North America. The increase in inventories in the six months ended June 30, 2006 was $56,036 and was $24,344 more than the $31,692 increase in inventories during the six months ended June 30, 2005. The increase in inventories was largely due to strong anticipated future orders as well as increases in inventory to accommodate Restriction of Hazardous Substances (RoHS) compliance in Europe. The change in certain other assets and liabilities positively affected cash flows from operations for six months ended June 30, 2006 by $63,082 as compared with $21,497 in the six months ended June 30, 2005. The change was primarily the result of timing of tax payments, a lower decrease in other current liabilities and a decrease in finance receivables in the six months ended June 30, 2006 compared to an increase in the six months ended June 30, 2005. These positive impacts were partially offset by a smaller increase in deferred income compared to the prior year period related to the service contract billings.
The company used $86,917 for investing activities in the six months ended June 30, 2006, an increase of $22,536 or 35.0 percent from the same period in 2005. The increase in the first six months of 2006 over the comparable period in 2005 was the result of the $32,396 used for 2006 acquisitions, primarily Actcom, Incorporated and ERAS Joint Venture, LLP, compared to $18,241 for the comparable period in 2005, and increases in certain other assets over the prior year period of $19,778. These increases were partially offset by a $7,282 decrease in capital and rotable expenditures.
Net cash used by financing activities was $35,176 in the six months ended June 30, 2006, a decrease of $10,304 or 22.7 percent over cash used for financing activities of $45,480 in the six months ended June 30, 2005. The decrease in 2006 compared to the same period in 2005 was offset by a $76,032 increase in stock repurchases.
In March 2006, the company secured fixed-rate long-term financing of $300,000 in senior notes in order to take advantage of attractive long-term interest rates. The maturity dates of the senior notes are staggered, with $75,000, $175,000 and $50,000 becoming due in 2013, 2016 and 2018, respectively. The company used $270,000 of the net proceeds from the offering to reduce the outstanding balance under its revolving credit facility. All other contractual cash obligations with initial and remaining terms in excess of one year and contingent liabilities remained generally unchanged at June 30, 2006 compared to December 31, 2005.
At June 30, 2006, the company had U.S. dollar denominated private placement debt outstanding of $300,000, U.S. dollar denominated outstanding bank credit lines approximating $197,523, euro denominated outstanding bank credit lines approximating 95,462 (translated at $122,105) and Indian rupee denominated outstanding bank credit lines approximating 315,000 (translated at $6,836). An additional $199,760 was available under committed credit line agreements, and $59,762 was available under uncommitted lines of credit.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
As of June 30, 2006
(Unaudited)
(Dollars in thousands, except per share amounts)
RESULTS OF OPERATIONS
Second Quarter 2006 Comparisons with Second Quarter 2005
Net Sales
Net sales for the second quarter of 2006 totaled $726,396 and were $107,446 or 17.4 percent higher than net sales for the second quarter of 2005. Security product and services revenue increased by $24,602 or 15.1 percent over second quarter 2005, due to increases in the retail, government and financial security markets as a result of strategic acquisitions, growth in the market and increased market share in DNA and DI. Financial self-service product and services revenue increased by $40,819 or 9.4 percent over the comparable period in 2005 with revenue from Europe, Middle East, and Africa (EMEA) increasing by 24.4 percent, revenue from the Americas increasing by 6.5 percent, and revenue from Asia Pacific increasing by 1.1 percent. Election systems product and services revenue of $49,945 increased by $27,534 or 122.9 percent over the second quarter of 2005 due to the resolution of some of the political debates over electronic voting that negatively impacted the overall election systems business in prior periods resulting in increased sales of election systems products. Revenue from lottery systems, which was a new market for the company during the third quarter 2005, was $14,491 in the second quarter of 2006. Revenue for the second quarter 2006 was positively impacted by approximately $10,500 or 1.7 percent related to the quarter-over-quarter strengthening of the Brazilian real.
Gross Profit
Gross profit for the second quarter of 2006 totaled $174,426 and was $17,086 or 10.9 percent higher than gross profit in the second of quarter 2005. Product gross margin was 28.0 percent compared to 27.6 percent in the comparable period of 2005. Restructuring charges of approximately $1,100 were included in product costs of sales for the second quarter of 2006 while restructuring charges of approximately $2,500 and other charges of approximately $2,800 were recorded in the second quarter of 2005. Restructuring charges in the second quarter of 2006 related primarily to product development rationalization and adversely affected product margins by 0.3 percentage points. Restructuring and other charges in the second quarter of 2005 related primarily to realignment actions taken in Western Europe and adversely affected product gross margin by 1.8 percentage points. The remaining decrease in product gross margin was attributable to a higher mix of revenue from the lower margin security and international financial self-service businesses, coupled with lower-than-expected production volume in Europe resulting in higher supply chain costs. This decrease in product gross margin was partially offset by cost improvements and pricing discipline. Service gross margin was 19.7 percent compared to 23.4 percent in the second quarter of 2005. Restructuring charges of approximately $400 were included in service costs of sales for the second quarter of 2006, while restructuring and other charges of approximately $600 were recorded in the second quarter of 2005. The year-over-year decline in service margin was a result of margin declines in EMEA, service acquisitions that currently operate below expected gross margin levels and increased service costs associated with investments in customer service engineers and associated resources to continue improving performance in targeted areas.
Operating Expenses
Total operating expenses were 18.9 percent of net sales, up from 16.8 percent in the second quarter of 2005. Restructuring charges of approximately $9,500, or 1.3 percent of net sales, were included in operating expenses for the second quarter of 2006 and were primarily related to the termination of the IT outsourcing agreement and product development rationalization. Only approximately $300 of restructuring charges were included in operating expenses for the second quarter of 2005. In addition, the increase in quarter-over-quarter operating expenses was attributable to a $7,084, or 1.1 percent of net sales, increase in share-based compensation expense primarily related to the impact of expensing stock options due to the adoption of SFAS No. 123R, as well as increases in information technology costs, intangible amortization expense related to acquisitions and higher legal expenses.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
As of June 30, 2006
(Unaudited)
(Dollars in thousands, except per share amounts)
RESULTS OF OPERATIONS (continued)
Other Income (Expense)
Other income and expense for the second quarter of 2006 totaled $10,415 of net expense and was $2,844 higher than the second quarter of 2005. This expense increase was due primarily to higher interest expense of $4,344 as a result of increases in both borrowing levels and interest rates during the second quarter of 2006 compared with second quarter of 2005. The adverse impact of increased interest expense was partially offset by an increase in investment income of $2,155 in the second quarter of 2006.
Income from Continuing Operations and Net Income
Income from continuing operations for the second quarter of 2006 was $17,222 and decreased $13,928 or 44.7 percent compared with the second quarter of 2005. Income from discontinued operations related to the campus card systems business in the second quarter of 2005 was $820. While total product gross margins were flat between quarters, the decline in income from continuing operations and net income was due primarily to lower service gross margins both domestically and internationally, and higher operating costs and interest expense, as well as a higher effective tax rate. The effective tax rate for the second quarter of 2006 was 36.4 percent versus 32.0 percent in the second quarter of 2005. The increase in effective tax rate was the result of income mix both domestically and internationally and continued losses in certain European countries requiring valuation allowances.
Segment Analysis
DNA second quarter 2006 net sales of $370,460 increased $24,268 or 7.0 percent over second quarter 2005 net sales of $346,192. The increase in DNA net sales was due to increased financial self-service product revenue related to incremental sales, especially to a Canadian-based customer. DI second quarter 2006 net sales of $291,500 increased by $41,153 or 16.4 percent compared with net sales in the comparable period in 2005 of $250,347. The increase in DI net sales was attributable to strong EMEA revenue growth of $23,943 as well as growth in Asia-Pacific and Latin America. ES & Other second quarter 2006 net sales of $64,436 increased by $42,025 or 187.5 percent compared to second quarter 2005 net sales of $22,411. This increase was due primarily to resolution of some of the political debates over electronic voting that negatively impacted the overall election systems business in prior periods, which resulted in increased sales of election systems products. Also, the increase in ES & Other net sales was due to the addition of lottery systems revenue of $14,491 in the second quarter 2006, a new market for the company in Brazil beginning with third quarter 2005.
DNA second quarter 2006 operating profit of $21,346 decreased $20,870 compared with second quarter 2005 operating profit of $42,216. This decrease was due primarily to a higher mix of revenue from the lower margin security business and unfavorable financial self-service sales mix. DI operating profit for the second quarter of 2006 was $6,061, a decrease of $3,684 or 37.8 percent compared with the second quarter of 2005. The unfavorable movement in DI operating profit was due primarily to lower-than-expected production volume which resulted in higher supply-chain costs and service margin declines in EMEA in the second quarter of 2006 compared to the second quarter of 2005. ES & Other second quarter of 2006 operating profit was $10,077 and improved by $8,688 or 625.5 percent compared to an operating profit of $1,389 in the second quarter of 2005. This improvement was a result of increased margin and sales volume in election systems as well as profits from the addition of lottery systems sales.
Refer to Note 8 to the condensed consolidated financial statements for details of segment revenue and operating profit.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
As of June 30, 2006
(Unaudited)
(Dollars in thousands, except per share amounts)
RESULTS OF OPERATIONS (continued)
Six Months Ended June 30, 2006 Comparisons with Six Months Ended June 30, 2005
Net Sales
Net sales for the six months ended June 30, 2006 totaled $1,350,087 and were $195,987 or 17.0 percent higher than net sales for the comparable period in 2005. Financial self-service product revenue for the six months ended June 30, 2006 increased by $39,461 or 10.2 percent over the comparable period in 2005, due primarily to gains in market share and market growth in EMEA and Latin America as well as the benefits from the positive foreign currency effects. Security product revenue increased by $17,263 or 13.6 percent for the six months ended June 30, 2006, due primarily to increases in the retail, government and financial security markets as a result of growth in the market, complemented by growth resulting from strategic acquisitions and increased market share. Total service revenue for financial self-service and security solutions increased $54,023 or 8.8 percent over the comparable period in 2005, as the company continued to expand its service customer base.
Election systems net sales of $64,441 increased by $43,363 or 205.7 percent compared to the six months ended June 30, 2005. In 2005, voting purchases were delayed by county and state governments within the United States as a result of ongoing political debates over electronic voting.
Gross Profit
Gross profit for the six months ended June 30, 2006 totaled $319,299 and was $23,091 or 7.8 percent higher than gross profit in the six months ended June 30, 2005. Product gross margin was 28.4 percent in the six-month period ended June 30, 2006 compared to 28.2 percent in the comparable period in 2005. Product gross margins were adversely affected by restructuring charges of approximately $1,800 in 2006 and $9,300 in 2005. Excluding restructuring charges, the decrease in product gross margins were attributable to a higher mix of revenue from lower margin security and international financial self service businesses, augmented by lower than expected production volume in Europe resulting in higher supply chain costs. Service gross margin in the six months ended June 30, 2006 decreased to 19.0 percent compared with 23.5 percent in the six months ended June 30, 2005. Service gross margins were adversely affected by restructuring charges of approximately $600 in 2006 and $1,000 in 2005. The decline in service margin was a result of margin declines in EMEA, service acquisitions that currently operate below expected gross margin levels and increased service costs associated with investments in customer service engineers and associated resources to continue improving performance in targeted areas.
Operating Expenses
Total operating expenses for the six months ended June 30, 2006 were 19.1 percent of net sales, up from 17.4 percent of net sales in the six months ended June 30, 2005. The increase in operating expenses as a percent of net sales was due to increased IT costs, increased intangible amortization expense related to acquisitions, the impact of expensing stock options and higher legal expenses. An increase in research and development expense was mainly due to increase in product development activities during the six months ended June 30, 2006 compared to the same period in 2005.
Other Income (Expense)
Investment income for the six months ended June 30, 2006 was $8,887 and increased $3,560 or 66.8 percent over investment income for the six months ended June 30, 2005. The increase was due to a larger investment portfolio in 2006. Interest expense for the six months ended June 30, 2006 was $15,955 and increased $9,421 or 144.2 percent compared to same period in 2005. The increase was primarily due to higher borrowing levels year-over-year.
Net Income
Net income for the six months ended June 30, 2006 was $29,923 and decreased $29,988 or 50.1 percent over net income for the six months ended June 30, 2005. The effective tax rate for the six months ended June 30, 2006 was 35.8 percent versus 32.3 percent for the six months ended June 30, 2005. The increase in effective tax rate was the result of income mix both domestically and internationally and continued losses in certain European countries requiring valuation allowances.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
As of June 30, 2006
(Unaudited)
(Dollars in thousands, except per share amounts)
RESULTS OF OPERATIONS (continued)
Segment Revenue and Operating Profit Summary
DNA net sales of $703,269 for the six months ended June 30, 2006 increased $20,583 or 3.0 percent over the comparable period 2005 net sales of $682,686. The increase in DNA net sales was due to increased product and service revenue from growth in the market and gains in market share with the continued favorable response to the Opteva financial self-service product line. DI net sales of $533,312 for the six months ended June 30, 2006 increased by $90,164 or 20.3 percent over the comparable period of 2005 net sales of $443,148. The increase in DI net sales was attributed to strong revenue growth of $58,592 in EMEA and higher revenue from Latin America and Asia Pacific of $17,791 and $10,666, respectively. During the six months ended June 30, 2006, revenue was positively impacted by the year-over-year strengthening of the Brazilian real, euro and certain other currencies. The positive currency impact in the first half of 2006 was approximately $21,200. ES net sales of $113,506 for the six months ended June 30, 2006 increased $85,240 or 301.6 percent compared to the six months ended June 30, 2005. Purchasing delays by county and state governments within the United States as a result of ongoing political debates over electronic voting adversely affected the overall election systems business in 2005.
DNA operating profit for the six months ended June 30, 2006 decreased by $51,058 or 56.4 percent versus the comparable period in 2005. The decrease was primarily due to product mix and increased service costs. DI operating profit for the six months ended June 30, 2006 decreased by $3,428 or 43.7 percent versus the comparable period in 2005. The decrease was due primarily to service pricing pressures in EMEA. The operating profit in ES increased by $19,534 or 799.6 percent, moving from an operating loss of $2,443 in the six months ended June 30, 2005 to an operating profit of $17,091 in the first six months of 2006. This increase in ES & Other operating profit was a result of higher revenue.
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
OUTLOOK
The following statements are based on current expectations. These statements are forward-looking and actual results may differ materially. These statements do not include the potential impact of any future mergers, acquisitions, disposals or other business combinations. The company estimates the impact of expensing stock options in 2006 will be approximately $.06 per share, and has included this estimate in the outlook below. Expectations for the full-year 2006 include:
•	Revenue growth of 4 to 7 percent
o	Financial self-service revenue growth of 0 to 3 percent.

o	Security revenue growth of 12 to 15 percent.

o	Election systems revenue is anticipated to be in the range of $145 to $150 million.

o	Brazilian lottery systems revenue of $35 to $40 million.
•	EPS in the range of $1.11 to $1.21, including the anticipated full-year impact of restructuring charges in the range of $ .57 to $ .62.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
As of June 30, 2006
(Unaudited)
(Dollars in thousands, except per share amounts)
FORWARD-LOOKING STATEMENT DISCLOSURE
In this Quarterly Report on Form 10-Q, statements that are not reported, financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give current expectations or forecasts of future events and are not guarantees of future performance. These forward-looking statements relate to, among other things, the company’s future operating performance, the company’s share of new and existing markets, the company’s short- and long-term revenue and earnings growth rates, and the company’s implementation of cost-reduction initiatives and measures to improve pricing, including the optimization of the company’s manufacturing capacity. The use of the words “believes,” “anticipates,” “expects” and similar expressions is intended to identify forward-looking statements that have been made and may in the future be made by or on behalf of the company. Although the company believes that these forward-looking statements are based upon reasonable assumptions regarding, among other things, the economy, its knowledge of its business, and on key performance indicators which impact the company, these forward-looking statements involve risks, uncertainties and other factors that otherwise may cause actual results to differ materially from those expressed in or implied by the forward-looking statements. The company is not obligated to update forward-looking statements, whether as a result of new information, future events or otherwise.
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
(Dollars in thousands)
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The company is exposed to foreign currency exchange rate risk inherent in its international operations denominated in currencies other than the U.S. dollar. A hypothetical 10 percent unfavorable movement in the applicable foreign exchange rates would have resulted in a decrease in 2006 year-to-date operating profit of approximately $3,831. The sensitivity model assumes an instantaneous, parallel shift in the foreign currency exchange rates. Exchange rates rarely move in the same direction. The assumption that exchange rates change in an instantaneous or parallel fashion may overstate the impact of changing exchange rates on amounts denominated in a foreign currency.
The company’s risk-management strategy uses derivative financial instruments such as forwards to hedge certain foreign currency exposures. The intent is to offset gains and losses that occur on the underlying exposures, with gains and losses on the derivative contracts hedging these exposures. The company does not enter into derivatives for trading purposes. The company’s primary exposures to foreign exchange risk are movements in the dollar/euro and dollar/Brazilian real rates. There were no significant changes in the company’s foreign exchange risks compared with the prior period.
The company manages interest rate risk with the use of variable rate borrowings under its committed and uncommitted credit facilities, fixed rate borrowings under its private placement agreement and interest rate swaps. Variable rate borrowings totaled $320,146 at June 30, 2006, of which $50,000 was effectively converted to fixed rate using interest rate swaps. A one percentage point increase or decrease in interest rates would have resulted in an increase or decrease in interest expense for the three and six months ended June 30, 2006 of approximately $646 and $1,337, respectively, on the variable debt including the impact of the swap agreement. The company’s primary exposure to interest rate risk is movement in the three-month LIBOR rate. As discussed in Note 11, the company hedged $200,000 of the fixed rate borrowings under its private placement agreement, which was treated as a cash flow hedge. This reduced the effective interest rate by 14 basis points from 5.50 to 5.36 percent.
ITEM 4. CONTROLS AND PROCEDURES
Management, under the supervision and with the participation of the company’s chief executive officer and the chief financial officer, has evaluated the company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2006.
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
The company had previously disclosed in its prior SEC filings on-going remediation efforts related to DESI, which included the following:
•	realignment of the finance organization; which includes formal review procedures of new contracts as well as current financial statements;

•	standardization of revenue recognition policies; and

•	training and implementation of revenue recognition policies and literature.
In addition to the above remediation efforts, the company had invested in additional accounting management at DESI during the first quarter of 2006. During the second quarter of 2006, the company was able to fully implement the above remediation efforts including testing of the additional internal controls related to analyzing and reviewing complex revenue contracts. The testing was performed by the company’s internal audit department.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
ITEM 4. CONTROLS AND PROCEDURES (Continued)
Under the direction of the chief executive officer and the chief financial officer, the company has evaluated its disclosure controls and procedures as of June 30, 2006, including the remedial actions discussed above, and has concluded that, as of June 30, 2006, the company’s disclosure controls and procedures are effective.
Unrelated to the issues noted above, the company implemented the global enterprise resource planning (ERP) system in several significant subsidiaries in Europe as well as in Mexico and Australia during 2005. Although the company is experiencing certain implementation challenges related to these subsidiaries’ internal control over financial reporting, management is confident that there are sufficient compensating controls in place to mitigate the increase in risk caused by the implementations. On June 1, 2006, the company reorganized its global IT operation and assumed implementation and support responsibilities for its global ERP system and other IT-related functions, which were previously outsourced. The company has made significant progress in stabilizing the ERP system to date and is on track to achieve system stabilization by the end of 2006.
Other than the remedial actions taken with respect to the material weakness described above and the information technology reorganization, management has not identified any change in internal control over financial reporting that occurred during the second quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
At June 30, 2006, the company was a party to several lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the company’s financial position or results of operations. In management’s opinion, the condensed consolidated financial statements would not be materially affected by the outcome of any present legal proceedings, commitments, or asserted claims.
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
The plaintiffs in the Konkol, Ziolkowski, New Jersey Carpenter’s Pension Fund, Rein and Graham cases, which allege violations of the federal securities laws, have filed motions to consolidate these actions into a single proceeding and for the court to name a lead plaintiff and lead plaintiffs’ counsel. Various plaintiffs in the McDermott, Barnett, Farrell, Forbes and Gromek cases, which allege breaches of fiduciary duties with respect to the 401(k) plan, have moved to consolidate these actions into a single proceeding. The company and the individual defendants deny the allegations made against them, regard them as without merit, and intend to defend themselves vigorously.

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
Management is unable to determine the financial statement impact, if any, of the federal securities actions, the 401(k) actions and the derivative actions as of June 30, 2006.
The company was previously informed that the staff of the SEC had begun an informal inquiry relating to the company’s revenue recognition policy. The SEC indicated in its letter to the company that the inquiry should not be construed as an indication by the SEC that there has been any violation of the federal securities laws. The company was recently informed that the SEC’s inquiry now has been converted to a formal, non-public investigation. The company is continuing to cooperate with the SEC in connection with the investigation. The company cannot predict the length, scope or results of the investigation, or the impact, if any, on its results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Information concerning the company’s stock repurchases made during the second quarter of 2006:
ISSUER PURCHASES OF EQUITY SECURITIES

			(c)	(d)
	(a)		Total Number of	Maximum Number of
	Total Number of	(b)	Shares Purchased as	Shares that May Yet
	Shares	Average Price Paid	Part of Publicly	Be Purchased Under
	Purchased(1)	Per Share	Announced Plans(2)	the Plans(2)
April	135,700	$40.33	135,700	3,108,300
May	492,225	42.98	490,700	2,617,600
June	1,317,600	40.67	1,317,600	1,300,000

Total	1,945,525	41.23	1,944,000	1,300,000

(1)	Includes 1,525 common shares in May surrendered or deemed surrendered to the company in connection with stock exercises and to satisfy tax withholding obligations in connection with the distribution of shares of stock under employee stock-based compensation plans.

(2)	The company repurchased 1,944,000 common shares in the second quarter of 2006 pursuant to the company stock repurchase plan (the Plan). The total number of shares repurchased as part of the publicly announced Plan was 8,700,000 as of June 30, 2006. The Plan was approved by the Board of Directors in April 1997 and authorized the repurchase of up to two million shares. The Plan was amended in June 2004 to authorize the repurchase of an additional two million shares, and was further amended in August and December 2005 to authorize the repurchase of an additional six million shares. The Plan has no expiration date.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
PART II. OTHER INFORMATION (Continued)
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Registrant’s annual meeting of shareholders was held on April 27, 2006. Each matter voted upon at such meeting and the number of shares cast for, against or withheld, and abstained are as follows:
1. Election of Directors

	For	Withheld
Louis V. Bockius III	53,385,141	5,001,404
Philip R. Cox	54,820,352	3,566,193
Richard L. Crandall	53,823,340	4,563,205
Gale S. Fitzgerald	54,873,790	3,512,755
Phillip B. Lassiter	53,560,957	4,825,588
John N. Lauer	53,875,692	4,510,853
William F. Massy	53,367,905	5,018,640
Eric J. Roorda	54,425,685	3,960,860
Thomas W. Swidarski	57,449,201	937,344
Henry D.G. Wallace	54,416,209	3,970,336
Alan J. Weber	57,837,692	548,853
2. Ratification of Appointment of KPMG LLP as Independent Auditors for 2006

For	Against	Abstained

56,873,727	1,349,935	162,883
3. Approval of the Amended and Restated Diebold, Incorporated 1991 Equity and Performance Incentive Plan

For	Against	Abstained

52,094,009	4,797,527	1,495,009
There were no broker non-votes.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
PART II. OTHER INFORMATION (Continued)
ITEM 6. EXHIBITS

3.1	(i)	Amended and Restated Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.1(i) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994. (Commission File No. 1-4879).

3.1	(ii)	Code of Regulations — incorporated by reference to Exhibit 4(c) to Registrant’s Post-Effective Amendment No. 1 to Form S-8 Registration Statement No. 33-32960.

3.2		Certificate of Amendment by Shareholders to Amended Articles of Incorporation of Diebold, Incorporated – incorporated by reference to Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996. (Commission File No. 1-4879).

3.3		Certificate of Amendment to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.3 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998. (Commission File No. 1-4879).

4.1		Rights Agreement dated as of February 11, 1999 between Diebold, Incorporated and The Bank of New York — incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form 8-A dated February 11, 1999. (Commission File No. 1-4879).

*10.1		Form of Employment Agreement as amended and restated as of September 13, 1990 — incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990. (Commission File No. 1-4879).

*10.2		Schedule of Certain Officers who are Parties to Employment Agreements – incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005. (Commission File No. 1-4879).

*10.5	(i)	Supplemental Employee Retirement Plan I as amended and restated July 1, 2002 – incorporated by reference to Exhibit 10.5 (i) of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002. (Commission File No. 1-4879).

*10.5	(ii)	Supplemental Employee Retirement Plan II as amended and restated July 1, 2002 – incorporated by reference to Exhibit 10.5 (ii) of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002. (Commission File No. 1-4879).

*10.7	(i)	1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992. (Commission File No. 1-4879).

*10.7	(ii)	Amendment No. 1 to the Amended and Restated 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 (ii) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998. (Commission File No. 1-4879).

*10.7	(iii)	Amendment No. 2 to the Amended and Restated 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 (ii) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003. (Commission File No. 1-4879).

*10.7	(iv)	2005 Deferred Compensation Plan for Directors of Diebold, Incorporated, effective as of January 1, 2005 – incorporated by reference to Exhibit 10.7(iv) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005. (Commission File No. 1-4879).

*10.8		Diebold, Incorporated 1991 Equity and Performance Incentive Plan (As Amended and Restated as of February 15, 2006) – incorporated by reference to Appendix A of Registrant’s Proxy Statement on Schedule 14A filed on March 17, 2006. (Commission File No. 1-4879).

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
PART II. OTHER INFORMATION (Continued)
ITEM 6. EXHIBITS (Continued)

*10.9		Long-Term Executive Incentive Plan – incorporated by reference to Exhibit 10.9 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993. (Commission File No. 1-4879).

*10.10	(i)	1992 Deferred Incentive Compensation Plan (as amended and restated) – incorporated by reference to Exhibit 10.10 (i) of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002. (Commission File No. 1-4879).

*10.10	(ii)	2005 Deferred Incentive Compensation Plan, effective as of January 1, 2005 – incorporated by reference to Exhibit 10.10 (ii) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005. (Commission File No. 1-4879).

*10.11		Annual Incentive Plan — incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000. (Commission File No. 1-4879).

*10.13	(i)	Forms of Deferred Compensation Agreement and Amendment No. 1 to Deferred Compensation Agreement — incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996. (Commission File No. 1-4879).

*10.13	(ii)	Section 162(m) Deferred Compensation Agreement (as amended and restated January 29, 1998) — incorporated by reference to Exhibit 10.13 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998. (Commission File No. 1-4879).

*10.14		Deferral of Stock Option Gains Plan — incorporated by reference to Exhibit 10.14 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998. (Commission File No. 1-4879).

*10.15		Employment Agreement with Walden W. O’Dell – incorporated by reference to Exhibit 10.15 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999. (Commission File No. 1-4879).

*10.17	(i)	Amended and Restated Loan Agreement dated as of April 30, 2003 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, N.A. — incorporated by reference to Exhibit 10.17 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003. (Commission File No. 1-4879).

*10.17	(ii)	First amendment to Loan Agreement dated as of April 28, 2004 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, N.A. — incorporated by reference to Exhibit 10.17(ii) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004. (Commission File No. 1-4879).

*10.17	(iii)	Second amendment to Loan Agreement dated as of April 27, 2005 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and JP Morgan Chase Bank, N.A. (successor by merger to Bank One, N.A.) — incorporated by reference to Exhibit 10.1 on Registrant’s Current Report on Form 8-K filed on May 3, 2005. (Commission File No. 1-4879).

*10.17	(iv)	Third amendment to Loan Agreement dated as of November 16, 2005 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and JP Morgan Chase Bank, N.A. (successor by merger to Bank One, N.A.) — incorporated by reference to Exhibit 10.1 on Registrant’s Current Report on Form 8-K filed on November 22, 2005. (Commission File No. 1-4879).

*10.18	(i)	Retirement and Consulting Agreement with Robert W. Mahoney – incorporated by reference to Exhibit 10.18 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000. (Commission File No. 1-4879).

*10.18	(ii)	Extension of Retirement and Consulting Agreement with Robert W. Mahoney – incorporated by reference to Exhibit 10.18 (ii) of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002. (Commission File No. 1-4879).

*10.18	(iii)	Extension of Retirement and Consulting Agreement with Robert W. Mahoney — incorporated by reference to Exhibit 10.18 (iii) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003. (Commission File No. 1-4879).

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
PART II. OTHER INFORMATION (Continued)
ITEM 6. EXHIBITS (Continued)

*10.18	(iv)	Extension of Retirement and Consulting Agreement with Robert W. Mahoney — incorporated by reference to Exhibit 10.18 (iv) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004. (Commission File No. 1-4879).

*10.18	(vi)	Extension of Retirement and Consulting Agreement with Robert W. Mahoney dated March 7, 2006 — incorporated by reference to Exhibit 10.18 (vi) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005. (Commission File No. 1-4879).

10.20	(i)	Transfer and Administration Agreement, dated as of March 31, 2001 by and among DCC Funding LLC, Diebold Global Finance Corporation (formerly Diebold Credit Corporation), Diebold, Incorporated, Receivables Capital Corporation and Bank of America, N. A. — incorporated by reference to Exhibit 10.20 (i) on Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001. (Commission File No. 1-4879).

10.20	(ii)	Amendment No. 1 to the Transfer and Administration Agreement by and among DCC Funding LLC, Diebold Credit Corporation, Diebold, Incorporated, Receivables Capital Corporation and Bank of America, National Association – incorporated by reference to Exhibit 10.20 (ii) on Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001. (Commission File No. 1-4879).

*10.21	(i)	Employment Agreement with Eric C. Evans — incorporated by reference to Exhibit 10.21 on Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004. (Commission File No. 1-4879).

*10.21	(ii)	Separation Agreement with Eric C. Evans — incorporated by reference to Exhibit 10.1 on Registrant’s Current Report on Form 8-K filed on October 18, 2005. (Commission File No. 1-4879).

*10.22		Form of Non-qualified Stock Option Agreement – incorporated by reference to Exhibit 10.1 on Registrant’s Current Report on Form 8-K filed on February 16, 2005. (Commission File No. 1-4879).

*10.23		Form of Restricted Share Agreement – incorporated by reference to Exhibit 10.2 on Registrant’s Current Report on Form 8-K filed on February 16, 2005. (Commission File No. 1-4879).

*10.24		Form of RSU Agreement – incorporated by reference to Exhibit 10.24 on Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005. (Commission File No. 1-4879).

*10.25		Form of Performance Share Agreement – incorporated by reference to Exhibit 10.25 on Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005. (Commission File No. 1-4879).

*10.26		Diebold, Incorporated Annual Cash Bonus Plan – incorporated by reference to Exhibit A of Registrant’s Proxy Statement on Schedule 14A filed on March 16, 2005. (Commission File No. 1-4879).

*10.27		Form of Note Purchase Agreement – incorporated by reference to Exhibit 10.1 on Registrant’s Current Report on Form 8-K filed on March 2, 2006. (Commission File No. 1-4879).

*10.28		Employment Agreement between Diebold, Incorporated and Thomas W. Swidarski – incorporated by reference to Exhibit 10.1 on Registrant’s Current Report on Form 8-K filed on May 1, 2006. (Commission File No. 1-4879).

*10.29		Employment [Change in Control] Agreement between Diebold, Incorporated and Thomas W. Swidarski – incorporated by reference to Exhibit 10.2 on Registrant’s Current Report on Form 8-K filed on May 1, 2006. (Commission File No. 1-4879)

*10.30		Compromise Agreement between Diebold International Limited, Diebold, Incorporated and Daniel J. O’Brien – incorporated by reference to Exhibit 10.3 on Registrant’s Current Report on Form 8-K filed on May 1, 2006. (Commission File No. 1-4879).

*10.31		Separation Agreement between Diebold, Incorporated and Michael J. Hillock, effective June 12, 2006 – incorporated by reference to Exhibit 10.1 on Registrant’s Current Report on Form 8-K filed on June 16, 2006. (Commission File No. 1-4879).

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
PART II. OTHER INFORMATION (Continued)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C Section 1350.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C Section 1350.

*	Reflects management contract or other compensatory arrangement.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIEBOLD, INCORPORATED
(Registrant)

Date : August 7, 2006	By:	/s/ Thomas W. Swidarski

Thomas W. Swidarski
President and Chief Executive Officer
(Principal Executive Officer)

Date : August 7, 2006	By:	/s/ Kevin J. Krakora

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