Form 10-Q
period 2006-09-30
DIEBOLD INC
filed 2006-11-06
CIK 28823

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
     Common Stock, $1.25 Par Value – 65,487,198 shares as of November 2, 2006

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	(Unaudited)	December 31,
	September 30, 2006	2005
ASSETS
Current assets
Cash and cash equivalents	$210,160	$207,900
Short-term investments	71,395	52,885
Trade receivables, less allowances of $30,699 and $27,216, respectively	589,403	676,361
Inventories	427,204	341,614
Prepaid expenses	27,235	20,816
Other current assets	132,360	128,304

Total current assets	1,457,757	1,427,880

Securities and other investments	69,293	54,154

Property, plant and equipment, at cost	630,778	606,085
Less accumulated depreciation and amortization	353,370	329,119

	277,408	276,966
Goodwill	448,578	389,134
Other assets	212,905	205,059

	$2,465,941	$2,353,193

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$48,462	$34,472
Accounts payable	151,448	180,725
Deferred income	158,143	136,135
Other current liabilities	239,540	228,699

Total current liabilities	597,593	580,031

Notes payable – long-term	622,507	454,722
Other long-term liabilities	167,626	165,591

Shareholders’ equity
Preferred shares, no par value, authorized 1,000,000 shares,
none issued	—	—
Common shares, par value $1.25, authorized 125,000,000 shares; issued 74,989,562 and 74,726,031 shares, respectively outstanding 65,510,198 and 68,721,847 shares, respectively	93,737	93,408
Additional capital	224,540	199,033
Retained earnings	1,156,611	1,140,468
Treasury shares, at cost (9,479,364 and 6,004,184 shares, respectively)	(399,923)	(256,336)
Accumulated other comprehensive income (loss)	3,250	(23,437)
Other	—	(287)

Total shareholders’ equity	1,078,215	1,152,849

	$2,465,941	$2,353,193

See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net sales
Products	$364,335	$301,346	$1,031,323	$835,319
Services	366,404	320,987	1,049,503	941,114

	730,739	622,333	2,080,826	1,776,433

Cost of sales
Products	257,525	226,412	735,297	610,070
Services	291,122	252,254	844,138	726,488

	548,647	478,666	1,579,435	1,336,558

Gross profit	182,092	143,667	501,391	439,875

Selling, general and administrative expense	116,403	101,762	338,135	273,706
Research, development and engineering expense	17,299	15,132	53,873	43,451

	133,702	116,894	392,008	317,157

Operating profit	48,390	26,773	109,383	122,718

Other income (expense)
Investment income	4,026	2,872	12,913	8,199
Interest expense	(9,643)	(4,559)	(25,598)	(11,093)
Miscellaneous, net	502	(1,484)	(3,985)	(6,637)
Minority interest	(1,564)	(1,363)	(4,393)	(3,826)

Income from continuing operations before taxes	41,711	22,239	88,320	109,361

Taxes on income	(12,169)	(8,740)	(28,855)	(36,860)

Income from continuing operations	29,542	13,499	59,465	72,501

Discontinued operations
Income from discontinued operations, net of taxes	—	—	—	909
Gain on sale of discontinued operations, net of taxes	—	12,933	—	12,933

Income from discontinued operations	—	12,933	—	13,842

Net income	$29,542	$26,432	$59,465	$86,343

Basic weighted-average shares outstanding	65,627	70,447	67,055	71,042
Diluted weighted-average shares outstanding	66,020	70,812	67,242	71,517

Basic earnings per share:
Income from continuing operations	$0.45	$0.19	$0.89	$1.02
Income from discontinued operations	—	0.18	—	0.20

Net income	$0.45	$0.37	$0.89	$1.22

Diluted earnings per share:
Income from continuing operations	$0.45	$0.19	$0.88	$1.02
Income from discontinued operations	—	0.18	—	0.19

Net income	$0.45	$0.37	$0.88	$1.21

Cash dividends paid per common share	$0.215	$0.205	$0.645	$0.615
See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2006	2005
Cash flow from operating activities:
Net income	$59,465	$86,343
Adjustments to reconcile net income to cash provided by operating activities:
Income from discontinued operations	—	(909)
Minority share of income	4,393	3,826
Depreciation and amortization	69,485	56,164
Share-based compensation	11,258	(1,127)
Deferred income taxes	(951)	3,072
Gain on sale of discontinued operations	—	(20,290)
(Gain) loss on sale of assets, net	(890)	561
Cash provided (used) by changes in certain assets and liabilities:
Trade receivables	101,338	2,926
Inventories	(74,738)	(62,928)
Prepaid expenses	(5,789)	(7,002)
Other current assets	1,402	(38,789)
Accounts payable	(34,971)	7,456
Certain other assets and liabilities	24,701	14,201

Net cash provided by operating activities	154,703	43,504

Cash flow from investing activities:
Proceeds from sale of discontinued operations	—	29,350
Payments for acquisitions, net of cash acquired	(53,389)	(27,701)
Proceeds from maturities of investments	46,504	36,778
Payments for purchases of investments	(63,599)	(30,762)
Proceeds from sale of fixed assets	6,442	—
Capital expenditures	(32,209)	(39,967)
Rotable spares expenditures	(12,351)	(12,622)
Increase in certain other assets	(30,564)	(25,409)

Net cash used by investing activities	(139,166)	(70,333)

Cash flow from financing activities:
Dividends paid	(43,322)	(43,578)
Notes payable borrowings	1,179,680	863,514
Notes payable repayments	(1,009,322)	(729,231)
Distribution of affiliates’ earnings to minority interest holder	(718)	(793)
Issuance of common shares	7,020	5,524
Repurchase of common shares	(143,744)	(82,344)

Net cash (used) provided by financing activities	(10,406)	13,092

Effect of exchange rate changes on cash	(2,871)	1,334

Increase (decrease) in cash and cash equivalents	2,260	(12,403)
Cash and cash equivalents at the beginning of the period	207,900	184,045

Cash and cash equivalents at the end of the period	$210,160	$171,642

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
In addition, some of the company’s statements in this Quarterly Report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the nine-month period ended September 30, 2006 are not necessarily indicative of results to be expected for the full year.
The company has reclassified the presentation of the cash flow statement for the nine months ended September 30, 2005 to conform to the current year presentation.
2. SHARE-BASED COMPENSATION
Stock options, restricted stock units (RSUs), restricted shares and performance shares have been issued to officers and other management employees under the company’s 1991 Equity and Performance Incentive Plan, as amended and restated (1991 Plan). The stock options generally vest over a four- or five-year period and have a maturity of ten years from the issuance date. Option exercise prices equal the fair market value of the common stock on the date of grant. RSUs provide for the issuance of a share of the company’s common stock at no cost to the holder and generally vest after three to seven years with no partial vesting. During the vesting period, employees are paid the cash equivalent of dividends on RSUs. Unvested RSUs are forfeited upon termination unless the Board of Directors determines otherwise. Restricted share grants are subject to forfeiture under certain conditions and have a three-year vesting period. Performance shares are granted based on certain management objectives, as determined by the Board of Directors each year. Each performance share earned entitles the holder to the then current value of one common share. The performance share objectives are generally calculated over a three-year period and no shares are granted unless certain threshold management objectives are met. To cover the exercise and/or vesting of its share-based payments, the company generally issues new shares from its authorized, unissued share pool. The number of common shares that may be issued pursuant to the 1991 Plan was 5,474 of which 1,208 shares were available for issuance at September 30, 2006.
Effective January 1, 2006, the company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R), which requires the company to recognize costs resulting from all share-based payment transactions in the financial statements, including stock options, RSUs, restricted shares and performance shares, based on the fair market value of the award as of the grant date. SFAS No. 123R supersedes SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), and APB Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25). The company has adopted SFAS No. 123R using the modified prospective application method of adoption, which requires the company to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining requisite periods of those awards with no change in historical reported earnings. Awards granted after December 31, 2005 are valued at fair value in accordance with provisions of SFAS No. 123R and recognized on a straight-line basis over the requisite periods of each award. The company estimated forfeiture rates for the nine months ended September 30, 2006 based on its historical experience.
As a result of adopting SFAS No. 123R, the company’s net income was lower for the three and nine months ended September 30, 2006 by $795 and $4,872 (net of $327 and $2,367 tax benefit), respectively, than if the company had continued to account for share-based compensation under APB No. 25. The impact on both basic and diluted earnings per share for the three and nine months ended September 30, 2006 was $0.01 and $0.07, respectively, per share. The impact on cash flow from financing activities for the nine months ended September 30, 2006 was not material.

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
The estimated fair value of the options granted during 2006 and prior years was calculated using a Black-Scholes option pricing model. The following summarizes the assumptions used in the Black-Scholes model for the nine months ended September 30:

	2006	2005
Expected life (in years)	3-6	4-6
Weighted average volatility	33%	30%
Risk-free interest rate	4.55 – 5.11%	3.54 – 3.76%
Expected dividend yield	1.58 – 1.63%	1.41 – 1.52%
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
Pro forma net income as if the fair value based method had been applied to all awards is as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
Net income as reported	$26,432	$86,343

Add: Share-based compensation programs recorded as expense, net of tax	979	(747)

Deduct: Total share-based employee compensation expense determined under fair value based method for all awards, net of tax	(1,920)	(3,006)

Pro forma net income	$25,491	$82,590

Earnings per share:

Basic – as reported	$0.37	$1.22

Basic – pro forma	$0.36	$1.16

Diluted – as reported	$0.37	$1.21

Diluted – pro forma	$0.36	$1.15

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)
2. SHARE-BASED COMPENSATION (continued)
As of September 30, 2006, unrecognized compensation cost of $8,798 for stock options, $5,683 for RSUs, $123 for restricted shares and $6,136 for performance shares, is expected to be recognized over a weighted-average period of approximately 2.1, 3.2, 1.3 and 1.3 years, respectively.
Share-based compensation was recognized as a component of selling, general and administrative expenses. Performance share compensation recognized in the three and nine months ended September 30, 2005 was offset by reductions in the performance share accrual because the company did not meet certain performance objectives. The following table summarizes the components of the company’s share-based compensation programs recorded as expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Stock Options:
Pre-tax compensation expense	$1,466	$—	$5,346	$—
Tax benefit	(357)	—	(1,746)	—

Stock option expense, net of tax	$1,109	$—	$3,600	$—

Restricted Stock Units (RSUs):
Pre-tax compensation expense	$813	$739	$3,274	$1,861
Tax benefit	(189)	(265)	(1,070)	(627)

Restricted stock unit expense, net of tax	$624	$474	$2,204	$1,234

Restricted Shares:
Pre-tax compensation expense	$23	$45	$165	$154
Tax benefit	(3)	(17)	(54)	(52)

Restricted share expense, net of tax	$20	$28	$111	$102

Performance Shares:
Pre-tax compensation expense	$1,206	$639	$2,473	$(3,142)
Tax (benefit) expense	(354)	(162)	(808)	1,059

Performance share expense, net of tax	$852	$477	$1,665	$(2,083)

Total Share-Based Compensation:
Pre-tax compensation expense	$3,508	$1,423	$11,258	$(1,127)
Tax (benefit) expense	(903)	(444)	(3,678)	380

Total share-based compensation, net of tax	$2,605	$979	$7,580	$(747)

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)
2. SHARE-BASED COMPENSATION (continued)
Options outstanding and exercisable under the 1991 Plan as of September 30, 2006 and changes during the nine months ended September 30, 2006 were as follows:

		Weighted-
		Average	Weighted Average	Aggregate
		Exercise	Remaining Contractual	Intrinsic
	Shares	Price	Term (in years)	Value (1)
Outstanding at January 1, 2006	3,112	$40.20
Granted	285	40.13
Exercised	(252)	33.20
Expired or forfeited	(119)	47.99

Outstanding at September 30, 2006	3,026	$40.47	6	$17,343

Exercisable at September 30, 2006	2,057	$39.15	5	$14,016

(1)	The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the company’s closing stock price on the last trading day of the third quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2006. The amount of aggregate intrinsic value will change based on the fair market value of the company’s common stock.
The aggregate intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $2,306 and $4,270, respectively. The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2006 and 2005 was $13.12 and $14.25, respectively. Total fair value of stock options vested for the nine months ended September 30, 2006 and 2005 was $25,040 and $24,448, respectively. Exercise of options during the nine months ended September 30, 2006 and 2005 resulted in cash receipts of $7,859 and $5,586, respectively. The tax benefit during the nine months ended September 30, 2006 related to the exercise of employee stock options was not material.
The following tables summarize information on unvested restricted stock units and performance shares outstanding:

	Number of	Weighted-Average
Restricted Stock Units (RSUs):	Shares	Grant-Date Fair Value
Unvested at January 1, 2006	130	$53.94
Exercised	(5)	52.84
Forfeited	(11)	52.62
Vested	—	—
Granted	190	39.43

Unvested at September 30, 2006	304	$44.82

	Number of	Weighted-Average
Performance Shares:	Shares	Grant-Date Fair Value
Unvested at January 1, 2006	363	$53.33
Exercised	(6)	36.55
Forfeited	—	—
Vested	—	—
Granted	199	39.46

Unvested at September 30, 2006	556	$48.55

Unvested performance shares are based on a maximum potential payout. Actual shares granted at the end of the performance period may be less than the maximum potential payout level depending on achievement of performance share objectives. The company had 5 unvested restricted shares as of September 30, 2006 with a weighted-average grant-date fair value of $55.20, and 10 unvested restricted shares as of December 31, 2005 with a weighted-average grant-date fair value of $54.10.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Numerator:
Income used in basic and diluted earnings per share:
Income from continuing operations	$29,542	$13,499	$59,465	$72,501
Income from discontinued operations	—	12,933	—	13,842

Net income	29,542	26,432	59,465	86,343
Denominator:
Basic weighted-average shares	65,627	70,447	67,055	71,042
Effect of dilutive share-based compensation	393	365	187	475

Diluted weighted-average shares	66,020	70,812	67,242	71,517

Basic earnings per share:
Income from continuing operations	$0.45	$0.19	$0.89	$1.02
Income from discontinued operations	—	0.18	—	0.20

Net income	$0.45	$0.37	$0.89	$1.22

Diluted earnings per share:
Income from continuing operations	$0.45	$0.19	$0.88	$1.02
Income from discontinued operations	—	0.18	—	0.19

Net income	$0.45	$0.37	$0.88	$1.21

Anti-dilutive shares not used in calculating diluted weighted-average shares	992	1,044	981	727
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
Major classes of inventories are summarized as follows:

	September 30, 2006	December 31, 2005
Finished goods	$135,399	$90,484
Service parts	101,988	84,264
Work in process	142,758	126,247
Raw materials	47,059	40,619

Total inventory	$427,204	$341,614

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

	September 30,	December 31,
	2006	2005

Translation adjustment	$7,852	$(18,835)
Pensions, less accumulated taxes of $(1,572) for 2006 and 2005	(4,602)	(4,602)

Total accumulated other comprehensive income (loss)	$3,250	$(23,437)

Components of comprehensive income consist of the following for the nine months ended September 30:

	2006	2005

Net income	$59,465	$86,343
Other comprehensive income:
Translation adjustment	26,687	(163)

Comprehensive income	$86,152	$86,180

6. INCOME TAXES
The effective tax rate for the three months ended September 30, 2006 was 29.2 percent versus 39.3 percent in the same period in 2005. The effective tax rate for the nine months ended September 30, 2006 was 32.7 percent versus 33.7 percent in the same period in 2005. The decrease in effective tax rate was the result of a $1.6 million tax refund, discrete to the third quarter of 2006, and a lower projected annual tax rate. The lower projected annual tax rate is attributable to income mix, which favors lower tax jurisdictions.
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

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)
7. BENEFIT PLANS (continued)

	Pension Benefits		Other Benefits
	2006	2005	2006	2005

Components of Net Periodic Benefit Cost Three months ended September 30
Service cost	$2,794	$3,093	$2	$1
Interest cost	5,761	5,566	327	314
Expected return on plan assets	(7,749)	(7,239)	—	—
Amortization of prior service cost	191	280	(126)	(153)
Amortization of initial transition asset	—	(164)	—	—
Recognized net actuarial loss	1,138	583	198	132
Special termination benefits	—	—	—	—
Curtailment gain	—	(41)	—	—

Net periodic pension benefit cost	$2,135	$2,078	$401	$294

	Pension Benefits		Other Benefits
	2006	2005	2006	2005

Components of Net Periodic Benefit Cost Nine months ended September 30
Service cost	$8,381	$9,280	$6	$2
Interest cost	17,282	16,700	967	941
Expected return on plan assets	(23,246)	(21,717)	—	—
Amortization of prior service cost	573	839	(406)	(459)
Amortization of initial transition asset	—	(493)	—	—
Recognized net actuarial loss	3,414	1,748	594	396
Special termination benefits	—	—	74	—
Curtailment gain	—	(124)	—	—

Net periodic pension benefit cost	$6,404	$6,233	$1,235	$880

Cash Flows
Previously, the company disclosed expected payments related to the 2006 plan year of $14,089 to its qualified and non-qualified pension plans and $2,921 to its other postretirement benefit plan. In the third quarter of 2006, the company changed its expectation for the total contributions to the qualified and non-qualified pension plans to $14,850. The company’s expectation for contributions to its other postretirement benefit plans has not changed. As of September 30, 2006 and 2005, voluntary contributions of $11,838 and $14,843 have been made to the pension plans, respectively.
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

	DNA	DI	ES & Other	Total

Segment Information by Channel for the quarter ended September 30, 2006

Revenue from continuing operations	$392,826	$274,474	$63,439	$730,739
Operating profit	31,568	5,244	11,578	48,390
Capital and rotable expenditures	8,007	6,280	349	14,636
Depreciation	7,339	8,457	137	15,933

Segment Information by Channel for the quarter ended September 30, 2005

Revenue from continuing operations	$338,608	$240,649	$43,076	$622,333
Operating profit	21,042	3,489	2,242	26,773
Capital and rotable expenditures	12,014	3,264	105	15,383
Depreciation	8,165	2,601	460	11,226

Segment Information by Channel for the nine months ended September 30, 2006

Revenue from continuing operations	$1,096,095	$807,786	$176,945	$2,080,826
Operating profit	71,050	9,664	28,669	109,383
Capital and rotable expenditures	24,074	18,359	2,127	44,560
Depreciation	23,151	22,699	1,137	46,987
Property, plant and equipment, at cost	395,579	229,387	5,812	630,778

Segment Information by Channel for the nine months ended September 30, 2005

Revenue from continuing operations	$1,021,294	$683,797	$71,342	$1,776,433
Operating profit	111,582	11,337	(201)	122,718
Capital and rotable expenditures	36,248	15,793	548	52,589
Depreciation	28,136	11,282	987	40,405
Property, plant and equipment, at cost	423,037	201,117	4,208	628,362
          Revenue Summary by Geographic Segment

	For the quarter ended		For the nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

The Americas:
Financial self-service solutions	$309,257	$277,556	$883,636	$852,478
Security solutions	178,488	152,064	505,334	436,875
Election systems	61,413	39,697	141,791	67,963
Lottery systems	2,026	3,379	35,154	3,379

Total Americas	551,184	472,696	1,565,915	1,360,695

Asia-Pacific:
Financial self-service solutions	60,508	51,584	164,031	150,501
Security solutions	11,571	10,783	32,340	25,492

Total Asia Pacific	72,079	62,367	196,371	175,993

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)
8. SEGMENT INFORMATION (Continued)

EMEA:
Financial self-service solutions	101,197	82,379	301,359	230,733
Security solutions	6,279	4,891	17,181	9,012

Total EMEA	107,476	87,270	318,540	239,745

Total Revenue from Continuing Operations	$730,739	$622,333	$2,080,826	$1,776,433

Revenue Summary by Product and Service Solutions

	For the quarter ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005

Financial self-service:
Products	$229,855	$194,248	$655,353	$580,285
Services	241,107	217,271	693,673	653,427

Total financial self-service	470,962	411,519	1,349,026	1,233,712

Security:
Products	81,180	67,870	225,301	194,728
Services	115,158	99,868	329,554	276,651

Total security	196,338	167,738	554,855	471,379

Total financial self-service & security	667,300	579,257	1,903,881	1,705,091

Election systems:
Products	52,295	35,849	116,736	56,927
Services	9,118	3,848	25,055	11,036

Total election systems	61,413	39,697	141,791	67,963

Lottery systems	2,026	3,379	35,154	3,379

Total revenue from continuing operations	$730,739	$622,333	$2,080,826	$1,776,433

9. GUARANTEES AND PRODUCT WARRANTIES
The company has applied the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, to its agreements that contain guarantees or indemnification clauses. These disclosure requirements expand those required by SFAS No. 5, Accounting for Contingencies, by requiring a guarantor to disclose certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote. The following is a description of arrangements in effect as of September 30, 2006 in which the company is the guarantor.
In connection with the construction of certain manufacturing facilities, the company guaranteed repayment of principal and interest on variable rate industrial development revenue bonds by obtaining letters of credit. The bonds were issued with a 20-year original term and are scheduled to mature in 2017. Any default, as defined in the agreements, would obligate the company for the full amount of the outstanding bonds through maturity. At September 30, 2006, the carrying value of the liability was $11,900. The company provides its global operations guarantees and standby letters of credit through various financial institutions to suppliers, regulatory agencies and insurance providers. If the company is not able to make payment, the suppliers, regulatory agencies and insurance providers may draw on the pertinent bank. At September 30, 2006, the maximum future payment obligations relative to these various guarantees totaled $41,470 of which $21,163 represented standby letters of credit to insurance providers for which no associated liability was recorded.
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

	2006	2005

Balance at January 1	$21,399	$14,410
Current period accruals	15,983	13,525
Accrual adjustments to reflect actual experience	(750)	—
Current period settlements	(17,163)	(9,583)

Balance at September 30	$19,469	$18,352

10. ACQUISITIONS
The following mergers and acquisitions were accounted for as purchase business combinations and, accordingly, the purchase price has been or will be allocated to identifiable tangible and intangible assets acquired and liabilities assumed, based upon their respective fair values, with the excess allocated to goodwill. Results of operations from the date of acquisition of these companies are included in the condensed consolidated statements of income of the company.
In August 2006, the company acquired Bitelco Telecommunications, Ltd. and Bitelco Services, Ltd. (Bitelco) based in Santiago, Chile for approximately $8,400. Bitelco is a leading security company specializing in product integration, installation, project management and service. Bitelco provides electronic security, fire detection and suppression, and telecommunications security solutions for the financial, commercial, government and retail markets. Preliminary estimate of goodwill and other intangibles net of amortization amounted to approximately $4,735 at September 30, 2006. Bitelco is included as part of the company’s DI segment.
In July 2006, the company acquired 100% of the capital stock of Firstline, Inc. (Firstline) for $12,500. Firstline, located in Gold River, California, is a first and second line ATM maintenance service provider operating throughout the west coast of the U.S. and also provides limited cash handling services. Preliminary estimate of goodwill and other intangibles net of amortization amounted to approximately $12,476 at September 30, 2006. Firstline is included as part of the company’s DNA segment.
In June 2006, the company acquired Actcom, Incorporated (Actcom), a privately held company based in Virginia Beach, Virginia for approximately $11,300. Actcom is a leader in identification and enterprise security. Actcom’s primary customers include U.S. federal government agencies, such as the Department of Defense, as well as state and municipal government agencies. Preliminary estimate of goodwill and other intangibles net of amortization amounted to approximately $8,700 at September 30, 2006. Actcom is included as part of the company’s DNA segment.
In May 2006, the company acquired ERAS Joint Venture, LLP (ERAS) for $14,000. ERAS is a processing and imaging provider of outsourced serviced and installed systems based in Miami, Florida. Preliminary estimate of goodwill and other intangibles net of amortization amounted to approximately $12,426 at September 30, 2006. ERAS is included as part of the company’s DNA segment.
In February 2006, the company purchased the membership interests of Genpass Service Solutions, LLC (GSS) for approximately $10,600. GSS is an independent, third-party ATM maintenance and service provider for approximately 6,000 ATMs in 34 states within the U.S. and has been integrated within the company’s DNA service organization. Preliminary estimate of goodwill and other intangibles net of amortization amounted to approximately $5,970 and $213, respectively, at September 30, 2006.
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
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)
10. ACQUISITIONS (Continued)
In May 2005, the company announced the acquisition of TASC Security (Holdings) Limited (TASC Security). TASC Security is a global leader in electronic security solutions headquartered in London, England with subsidiaries in Amsterdam, Netherlands; Tokyo, Japan; San Francisco, California; Dublin, Ireland; Leeds, England; and Melbourne and Sydney, Australia; with a network of offices in Europe, the Middle East, Africa and Asia Pacific. TASC Security was purchased for approximately $26,300, including the payoff of certain debt, and has been integrated within the company’s Electronic Security and Currency Systems Group. Goodwill and other intangibles net of amortization amounted to $8,855 and $8,118, respectively, at September 30, 2006.
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
The company used $270,000 of the net proceeds from the senior notes to reduce the outstanding balance under its revolving credit facility, which has a variable interest rate. The remaining $30,000 was used to fund normal operations. Refer to management’s discussion and analysis related to “Liquidity and Capital Resources” for further information related to the company’s financing as of September 30, 2006.
12. RESTRUCTURING CHARGES
During the first quarter of 2005, the company initiated a restructuring plan for its manufacturing and service operations, primarily in Western Europe, to remove its excess capacity. In the second quarter of 2005, the company initiated a separate restructuring plan for the announced closing of its Danville, Virginia manufacturing operations. Total pre-tax costs to be incurred in the plans were anticipated to be approximately $30,000, of which $7,655 and $18,408 were expensed for the third quarter of 2005 and the nine months ended September 30, 2005, respectively ($4,647 and $11,901 after tax), resulting in an accrual of approximately $1,682 as of September 30, 2005. The restructuring charges for the three and nine months ended September 30, 2005 were incurred as follows: $2,168 and $11,128, respectively, against product cost of sales; $2,052 and $3,069, respectively, against service cost of sales and $3,435 and $4,384, respectively, against operating expenses. The restructuring charges for the quarter ended September 30, 2005 were $2,296 related to DNA and $5,359 related to DI while for the nine months ended September 30, 2005, the charges were $5,594 in DNA and $12,814 in DI.
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
For the quarter ended September 30, 2006, total restructuring charges were approximately $2,442, primarily from costs associated with the realignment of the European service and research and development operations, as well as realignment of the company’s global manufacturing operations. The accrual balance as of September 30, 2006 was immaterial. Restructuring expenses were incurred as follows: $263 related to product cost of sales, $779 related to service cost of sales, $966 related to selling and administrative expense, $434 related to research and development. These restructuring charges were incurred in the following segments: $2,424 related to DI and the remaining to DNA.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)
12. RESTRUCTURING CHARGES (Continued)
For the nine months ended September 30, 2006, total restructuring charges were $17,363, primarily related to the termination of the company’s IT outsourcing agreement, realignment of global service and research and development efforts, realignment of global manufacturing, and product development rationalization of $7,000, $6,819, $2,082, and $1,000, respectively. Restructuring expenses were incurred as follows: $2,086 related to product cost of sales, $9,780 related to selling and administrative, $4,185 related to research and development, and the remaining primarily related to service cost of sales. These restructuring charges were incurred in the following segments: $6,782 related to DNA, $9,920 related to DI and $661 related to ES & Other.
13. DISCONTINUED OPERATIONS
In July 2005, the company announced the sale of its campus card systems business for approximately $38,000, and as such, the company has disclosed these operations as discontinued in the condensed consolidated statements of income for all periods presented herein in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Separate disclosure of the specific assets held-for-sale, both current and non-current, is not presented as the amounts are not material to the consolidated balance sheets. The following summarizes discontinued operations reclassified from continuing operations in the condensed consolidated statements of income:

	Nine Months ended September 30
	2006	2005

Net sales	$—	$11,633
Cost of sales	—	7,365
Gross profit	—	4,268
Operating expenses	—	2,898
Operating profit	—	1,370
Income before taxes	—	1,370
Taxes	—	461
Net income	$—	$909

Earnings per share:
Basic	$—	$0.01
Diluted	$—	$0.01

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
As of September 30, 2006
(Unaudited)
(Dollars in thousands, except per share amounts)
OVERVIEW
Over 145 years ago, the company entered into the business of making strong, reliable safes. Diebold, Incorporated has a long tradition of safeguarding assets and protecting investments. Today, the company is a global leader in providing integrated self-service delivery systems, security and services to customers within the financial, government and retail sectors. In 2003, the company introduced Opteva, a new ATM line within the financial self-service market that provides a higher level of security, convenience and reliability. Opteva is powered by Agilis, which is a software platform for financial self-service equipment developed by the company. The combination of Opteva and Agilis provides the ability for financial institutions to customize solutions to meet their consumers’ demands and positively affect equipment performance, while providing a safer ATM. The Agilis software platform gives customers the ability to run the same software across their entire network, which helps contain costs and improve financial self-service equipment availability. Security features were engineered into the design, including consumer awareness mirrors to discourage shoulder surfing and provide consumers with increased security during ATM transactions. Opteva also includes PIN-pad positioning that helps maintain consumer security, a recessed fascia design, card reader technology with a jitter mechanism, an optional ink-dye system and an envelope depository that is designed to resist trapping. The company’s software includes the industry’s most advanced ATM protection against viruses, worms and other cyber security threats. Diebold is at the forefront in protecting ATMs from threats even before patches are developed and made available. The company established its own Global Security Task Force to collect, analyze, clarify and disseminate news and information about ATM fraud and security. The group includes associates from various departments around the world. These associates work to reduce fraud and to improve security for the industry. In addition to these advances in the company’s product line, the company has also continued to make strategic acquisitions, which have increased its presence in the security market, and in 2005, the company was awarded a sales contract to produce lottery machines in Brazil.
The election systems business continues to be a challenge for the company. A number of individuals and groups have raised concerns about the reliability and security of the company’s election systems products and services. The individuals and groups making these challenges oppose the use of technology in the electoral process generally and, specifically, have filed lawsuits and taken other actions to publicize what they view as flaws in the company’s election management software and firmware. These efforts have adversely affected some of the company’s customer relations with its election systems customers. Despite all of these challenges, the company continues to participate in new jurisdiction decisions to purchase voting equipment. Election systems revenues in the three and nine months ended September 30, 2006 continued to increase over the comparable periods in 2005, representing a combination of the recapture of delayed sales from 2004, a U.S. presidential election year and growth from new sales due to demand generated by the Help America Vote Act (HAVA).
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
Also, the company has initiated its multi-year profit improvement plan that targets a $100,000 reduction in the company’s cost structure by 2008. These improvements are focused on a number of key areas including forecasting, order management, product staging, improved accounts receivable collections and other elements of supply chain management. The company anticipates achieving $35,000 of these savings in 2007 with the remaining $65,000 expected to be realized in 2008, as management works towards its three-year corporate operating margin target of 11 to 12 percent.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)
As of September 30, 2006
(Unaudited)
(Dollars in thousands, except per share amounts)
OVERVIEW (continued)
Since assuming implementation and support responsibilities for the global enterprise resource planning (ERP) system and other IT-related functions on June 1, 2006, the company has made some progress addressing stabilization of the ERP system. While the company remains committed to the new ERP platform, it has begun a thorough evaluation of its implementation plan, with the assistance of a third-party provider, including organization, processes, and software and hardware architecture. A substantial portion of this evaluation is expected to be completed in the fourth quarter.
The company plans to continue to optimize its manufacturing capacity, including a restructuring of its production operations, in 2006. A major component of this initiative is to establish a new manufacturing operation for financial self-service terminals and related components in the Eastern European region. The company identified Budapest, Hungary, as the location for this production facility and in the third quarter, the company completed a successful pilot production program. The company expects to produce more than 1,000 Opteva® automated teller machines from this facility in the fourth quarter of 2006. Additionally, as a result of this planned restructuring, the company has engaged in the consultation process required in order to close its existing production facility located in Cassis, France. The company incurred third quarter restructuring charges of $.02 per share. The majority of these charges were associated with the realignment of the European service and research and development operations. Full-year restructuring charges are anticipated to be in the range of $.62 to $.64 per share. This includes charges of $.12 per share primarily associated with the consolidation of global R&D facilities and other service consolidations, $.07 per share from the termination of the IT outsourcing agreement, $.02 of other restructuring charges related to the company’s relocation of its European headquarters and anticipated restructuring charges of $.41 to $.43 per share as a result of the planned closure of the Cassis production facility. While management is fully engaged in completing this restructuring in 2006, the possibility remains that it may not be completed until 2007.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s discussion and analysis of the company’s financial condition and results of operations are based upon the company’s condensed consolidated financial statements. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. The company bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)
As of September 30, 2006
(Unaudited)
(Dollars in thousands, except per share amounts)
CRITICAL ACCOUNTING POLICIES AND ESTIMATES (Continued)
judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Management believes there have been no significant changes during the quarter ended September 30, 2006 to the items that the company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the company’s Annual Report on Form 10-K for the year ended December 31, 2005.
RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 158 (SFAS No. 158), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88 ,106 and 132(R). SFAS No. 158 requires an entity to recognize the funded status of a defined benefit postretirement plan in its statement of financial position measured as the difference between the fair value of plan assets and the benefit obligation. For a pension plan, the benefit obligation would be the projected benefit obligation; for any other postretirement benefit plan, the benefit obligation would be the accumulated postretirement benefit obligation. The pronouncement also requires entities to recognize the actuarial gains and losses and the prior service costs and credits that arise during the period, but are not recognized as components of net periodic benefit cost as a component of other comprehensive income, and measure defined benefit plan assets and obligations as of the date of the employer's statement of financial position for fiscal years ending after December 15, 2008. The pronouncement also requires disclosure of additional information in the notes to financial statements about certain effects of net periodic benefit cost in the subsequent fiscal year that arise from delayed recognition of the actuarial gains and losses and the prior service costs and credits. Under SFAS No. 158, the Company will be required to recognize the funded status of its defined benefit postretirement plan and to provide the required disclosures commencing as of December 31, 2006. The company is currently evaluating the impact of the adoption of SFAS No. 158 on its financial position and related disclosures.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157), which is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. This statement defines fair value, establishes a fair value hierarchy, and requires separate disclosure of fair value measurements by level within the hierarchy. The company is currently evaluating the impact of SFAS No. 157 on its financial statements.
In June 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. FIN 48 clarifies the recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, however requires disclosure as of December 31, 2006. The company is currently evaluating the impact of FIN 48 on its financial statements.
In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. SAB 108 requires companies to quantify errors using both a balance sheet and an income statement approach. Prior to SAB 108, companies could use either the balance sheet approach or the income statement approach, which could result in misstatements that would be material under one approach and immaterial under the other. SAB 108 is effective for fiscal years ending after November 15, 2006. The company is currently evaluating the impact of SAB 108 on its financial statements.
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
As of September 30, 2006
(Unaudited)
(Dollars in thousands, except per share amounts)
RECENT ACCOUNTING PRONOUNCEMENTS (Continued)
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
During the nine months ended September 30, 2006, the company generated $154,703 in cash from operating activities, an increase of $111,199 from the same period in 2005. Cash flows from operating activities are generated primarily from net income and controlling the components of working capital. Cash flows from operations during the nine months ended September 30, 2006 were negatively affected by the $26,878 decrease in net income and a $42,427 decrease in accounts payable, offset by a $98,412 decrease in accounts receivable and a $40,191 decrease in other current assets. The large decrease in accounts receivable was $101,338, which was $98,412 greater than the decrease of $2,926 in the nine months ended September 30, 2005. This cash improvement from accounts receivable, which included approximately $11,000 of past due election receivables from counties in California, was the result of days sales outstanding decreasing to 67 days at September 30, 2006 compared to 78 days at September 30, 2005. The improvement in days sales outstanding was primarily a result of increased collections in all geographies except for Brazil. The change in other current assets for the nine months ended September 30, 2006 compared to the same period of 2005 positively affected cash flows from operations by $40,191. The change was primarily the result of the decrease in net value added tax receivable balances.
The company used $139,166 for investing activities in the nine months ended September 30, 2006, an increase of $68,833 from the same period in 2005. The increase in the first nine months of 2006 over the comparable period in 2005 was the result of the $53,389 used for 2006 acquisitions, primarily Actcom, Incorporated, ERAS Joint Venture, LLP, Genpass Service Solutions, LLC, Bitelco Telecommunications, Ltd., and Firstline, Inc. compared to $27,701 for the comparable period in 2005; increases in payments for purchases of investments over the prior year period of $32,837 and the non-reoccurrence of proceeds from the sale of discontinued operations of $29,350 which occurred during 2005. These increases were partially offset by proceeds from maturities of investments of $9,726 and a decrease in capital and rotable expenditures of $8,029.
Net cash used by financing activities was $10,406 in the nine months ended September 30, 2006; an increase of $23,498 over cash provided by financing activities of $13,092 in the nine months ended September 30, 2005. The increase in cash used by financing activities in 2006 compared to the same period in 2005 was largely attributable to the increase of $61,400 in stock repurchases period over period, partially offset by increased net note payable borrowings of $36,075.
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
As of September 30, 2006
(Unaudited)
(Dollars in thousands, except per share amounts)
LIQUIDITY AND CAPITAL RESOURCES (Continued)
reduce the outstanding balance under its revolving credit facility. All other contractual cash obligations with initial and remaining terms in excess of one year and contingent liabilities remained generally unchanged at September 30, 2006 compared to December 31, 2005.
At September 30, 2006, the company had U.S. dollar denominated private placement debt outstanding of $300,000, U.S. dollar denominated outstanding bank credit lines approximating $201,909, euro denominated outstanding bank credit lines approximating 128,216 (translated at $162,507) and Indian rupee denominated outstanding bank credit lines approximating 300,000 (translated at $6,553). An additional $167,610 was available under committed credit line agreements, and $45,063 was available under uncommitted lines of credit.
RESULTS OF OPERATIONS
Third Quarter 2006 Comparisons with Third Quarter 2005
Net Sales
Net sales for the third quarter of 2006 totaled $730,739 and were $108,406 or 17.4 percent higher than net sales for the third quarter of 2005. Security product and services revenue increased by $28,600 or 17.1 percent over third quarter 2005 due to increases in the financial segment, which has benefited from new branch construction and modernization, as well as continued growth in the retail, government and commercial markets augmented by strategic acquisitions. Financial self-service product and services revenue increased by $59,443 or 14.4 percent over the comparable period in 2005 with revenue from Europe, Middle East, and Africa (EMEA) increasing by 22.8 percent, revenue from the Americas increasing by 11.4 percent, and revenue from Asia Pacific increasing by 17.3 percent. Election systems product and services revenue of $61,413 increased by $21,716, or 54.7 percent, over the third quarter of 2005, which was largely due to increased election systems product and services within Brazil. Revenue for the third quarter of 2006 was positively impacted by approximately $9,934 or 1.6 percent related to the quarter-over-quarter strengthening of the Brazilian real and euro.
Gross Profit
Gross profit for the third quarter of 2006 totaled $182,092 and was $38,425 or 26.7 percent higher than gross profit in the third of quarter 2005.
Product gross margin was 29.3 percent compared to 24.9 percent in the comparable period of 2005. Restructuring charges of approximately $200 were included in product costs of sales for the third quarter of 2006 while restructuring charges of approximately $2,200 were recorded in the third quarter of 2005. Restructuring charges in the third quarter of 2006 related primarily to the process of realigning the company’s global manufacturing operations and adversely affected product gross margin by 0.1 percentage point. Restructuring charges in the third quarter of 2005 related primarily to realignment actions taken in Western Europe and adversely affected product gross margin by 0.7 percentage points. Improved pricing discipline resulting in further price stabilization in North America, a more favorable geographic mix within the Americas contributed to the improvement in product gross margin in the third quarter 2006.
Service gross margin was 20.5 percent compared to 21.4 percent in the third quarter of 2005. Restructuring charges of approximately $800 were included in service costs of sales for the third quarter of 2006, while restructuring charges of approximately $2,100 were recorded in the third quarter of 2005. The quarter-over-quarter decline in service gross

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)
As of September 30, 2006
(Unaudited)
(Dollars in thousands, except per share amounts)
RESULTS OF OPERATIONS (continued)
margin was primarily a result of lower profitability in DNA, service acquisitions that currently operate below expected gross margin levels and increased investments in customer service engineers and associated resources to continue improving performance in targeted areas.
Operating Expenses
Total operating expenses were 18.3 percent of net sales, down from 18.8 percent in the third quarter of 2005. Restructuring charges of approximately $1,400, or 0.2 percent of net sales, were included in operating expenses for the third quarter of 2006 and were primarily related to the realignment of European service and research and development operations. Restructuring charges included in operating expenses for the third quarter of 2005 of approximately $3,400 or 0.6 percent of sales.
Other Income (Expense)
Other income and expense for the third quarter of 2006 totaled $6,679 of net expense and was $2,145 higher than the third quarter of 2005. This expense increase was due primarily to higher interest expense of $5,084 as a result of increases in both borrowing levels and interest rates during the third quarter of 2006 compared with third quarter of 2005. The adverse impact of increased interest expense was partially offset by an increase in investment income of $1,154 and a decrease in miscellaneous net expense of $1,986 in the third quarter of 2006 compared with the third quarter of 2005.
Income from Continuing Operations and Net Income
Income from continuing operations for the third quarter of 2006 was $29,542 and increased $16,043 or 118.8 percent compared with the third quarter of 2005. Gain on sale of discontinued operations, which was related to the campus card systems business in the third quarter of 2005, was $12,933. Income from continuing operations was 4.0 percent of revenue compared to 2.2 percent in the third quarter of 2005. The increase in net income was due primarily to higher gross profit and lower operating expenses as a percentage of revenue. Also contributing to the improvement in income from continuing operations was a lower third quarter effective tax rate. The effective tax rate for the third quarter of 2006 was 29.2 percent versus 39.3 percent in the third quarter of 2005. The third quarter 2006 tax rate benefited from a net $1,600 tax refund, discrete to the third quarter, and a lower projected annual tax rate. The lower annual tax rate is attributable to a change of income mix, which favors lower tax jurisdictions.
Segment Analysis
DNA third quarter 2006 net sales of $392,826 increased $54,218 or 16.0 percent over third quarter 2005 net sales of $338,608. The increase in DNA net sales was primarily due to increased financial self-service product revenue related to incremental sales in Canada. DI third quarter 2006 net sales of $274,474 increased by $33,825 or 14.1 percent compared with net sales in the comparable period in 2005 of $240,649. The increase in DI net sales was attributable to strong EMEA revenue growth of $20,206 as well as growth in Asia-Pacific and Latin America. ES & Other third quarter 2006 net sales of $63,439 increased by $20,363 or 47.3 percent compared to third quarter 2005 net sales of $43,076. This increase was due primarily to increased net sales of electronic voting product and services in Brazil.
DNA third quarter 2006 operating profit of $31,568 increased $10,526 compared with third quarter 2005 operating profit of $21,042. This increase was due primarily to a higher mix of revenue from increased financial self service product revenue. DI operating profit for the third quarter of 2006 was $5,244, an increase of $1,755 or 50.3 percent compared with the third quarter of 2005. The favorable movement in DI operating profit was due primarily to improved performance in EMEA and Latin America.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)
As of September 30, 2006
(Unaudited)
(Dollars in thousands, except per share amounts)
RESULTS OF OPERATIONS (continued)
ES & Other third quarter of 2006 operating profit was $11,578 and improved by $9,336 compared to an operating profit of $2,242 in the third quarter of 2005. This improvement was a result of increased margin and sales volume in election systems as well as profits from the addition of lottery systems sales.
Refer to Note 8 to the condensed consolidated financial statements for details of segment revenue and operating profit.
Nine Months Ended September 30, 2006 Comparisons with Nine Months Ended September 30, 2005
Net Sales
Net sales for the nine months ended September 30, 2006 totaled $2,080,826 and were $304,393 or 17.1 percent higher than net sales for the comparable period in 2005. Financial self-service product revenue for the nine months ended September 30, 2006 increased by $75,068 or 12.9 percent over the comparable period in 2005, due primarily to gains in market share and market growth in EMEA and Latin America as well as the benefits from the positive foreign currency effects. Security product revenue increased by $30,573 or 15.7 percent for the nine months ended September 30, 2006, due primarily to increases in the retail, government and financial security markets as a result of growth in the market, complemented by growth resulting from strategic acquisitions and increased market share. Total service revenue for financial self-service and security solutions increased $93,149 or 10.0 percent over the comparable period in 2005, as the company continued to expand its service customer base.
Election systems net sales of $141,791 increased by $73,828 or 108.6 percent compared to the nine months ended September 30, 2005. 2006 results were helped by voting revenues from Brazil which did not occur in 2005. Further, in 2005, voting purchases were delayed by county and state governments within the United States as a result of ongoing political debates over electronic voting.
Revenue from lottery systems, which was a new market for the company during the third quarter of 2005, was $35,154 for the nine months ended September 30, 2006, an increase of $31,775 over the comparable period in 2005.
Gross Profit
Gross profit for the nine months ended September 30, 2006 totaled $501,391 and was $61,516 or 14.0 percent higher than gross profit in the nine months ended September 30, 2005. Product gross margin was 28.7 percent in the nine-month period ended September 30, 2006 compared to 27.0 percent in the comparable period in 2005. The increase in product gross margin percentages was attributable to improved pricing discipline resulting in further price stabilization in North America, and a more favorable geographic mix within the Americas, which helped to augment the lower than expected production volume in Europe resulting in higher supply chain costs. In addition, improved profitability on higher revenue in the election system business also contributed to the gross margin performance.
Service gross margin in the nine months ended September 30, 2006 decreased to 19.6 percent as a percentage of sales compared with 22.8 percent in the nine months ended September 30, 2005. Service gross margins were adversely affected by restructuring charges of approximately $1,400 and $3,100 for the nine month ended 2006 and 2005, respectively. The decline in service gross margin percentages was a result of margin declines in EMEA, service acquisitions that currently operate below expected gross margin levels and increased service costs associated with investments in customer service engineers and associated resources to continue improving performance in targeted areas.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)
As of September 30, 2006
(Unaudited)
(Dollars in thousands, except per share amounts)
RESULTS OF OPERATIONS (continued)
Operating Expenses
Total operating expenses for the nine months ended September 30, 2006 were 18.8 percent of net sales, up from 17.9 percent of net sales in the nine months ended September 30, 2005. The increase in operating expenses as a percent of net sales was due to increased product development activities, increased IT costs, increased intangible amortization expense related to acquisitions, the impact of expensing stock options and higher legal expenses.
Other Income (Expense)
Investment income for the nine months ended September 30, 2006 was $12,913 and increased $4,714 or 57.5 percent over investment income for the nine months ended September 30, 2005. The increase was due to a larger investment portfolio in 2006. Interest expense for the nine months ended September 30, 2006 was $25,598 and increased $14,505 or 130.8 percent compared to same period in 2005. The increase was primarily due to higher borrowing levels year-over-year.
Income from Continuing Operations and Net Income
Income from continuing operations for the nine months ended September 30, 2006 was $59,465 and decreased $13,036 or 18.0 percent compared with the nine months ended September 30, 2005. Income from discontinued operations for the nine months ended September 30, 2005, which was related to the campus card systems business, was $13,842. Net income for the nine months ended September 30, 2006 was $59,465 and decreased $26,878 or 31.1 percent over net income for the nine months ended September 30, 2005. The effective tax rate for the nine months ended September 30, 2006 was 32.7 percent versus 33.7 percent for the nine months ended September 30, 2005. The decrease in effective tax rate was the result of a $1.6 million tax refund, discrete to the third quarter of 2006, and a lower projected annual tax rate. The lower projected annual tax rate is attributable to a change of income mix, which favors lower tax jurisdictions.
Segment Analysis
DNA net sales of $1,096,095 for the nine months ended September 30, 2006 increased $74,801 or 7.3 percent over the comparable period 2005 net sales of $1,021,294. The increase in DNA net sales was due to increased product and service revenue from growth in both financial self service and security offerings. DI net sales of $807,786 for the nine months ended September 30, 2006 increased by $123,989 or 18.1 percent over the comparable period of 2005 net sales of $683,797. The increase in DI net sales was attributed to strong revenue growth of $78,795 in EMEA and higher revenue from Latin America and Asia Pacific of $31,596 and $20,378, respectively. During the nine months ended September 30, 2006, revenue was positively impacted by the year-over-year strengthening of the Brazilian real, euro and certain other currencies. The positive currency impact in the first nine months of 2006 was approximately $31,116. ES and Other net sales of $176,945 for the nine months ended September 30, 2006 increased $105,603 compared to the nine months ended September 30, 2005. Purchasing delays by county and state governments within the United States as a result of ongoing political debates over electronic voting adversely affected the overall election systems business in 2005. Further, 2006 contained revenues associated with sales of Brazilian voting terminals.
DNA operating profit for the nine months ended September 30, 2006 decreased by $40,532 or 36.3 percent versus the comparable period in 2005. The decrease was primarily due to product mix and increased service costs. DI operating profit for the nine months ended September 30, 2006 decreased by $1,673 or 14.8 percent versus the comparable period in 2005. The decrease was due primarily to service pricing pressures in EMEA. The operating profit in ES and Other increased by $28,870, moving from an operating loss of $201 in the nine months ended September 30, 2005 to an operating profit of $28,669 in the first nine months of 2006. This increase in ES & Other operating profit was a result of higher revenue associated with the sales of election systems products and services.
Refer to Note 8 in the condensed consolidated financial statements for further details of segment revenue and operating profit.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)
As of September 30, 2006
(Unaudited)
(Dollars in thousands, except per share amounts)
FORWARD-LOOKING STATEMENT DISCLOSURE
In this Quarterly Report on Form 10-Q, statements that are not reported, financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give current expectations or forecasts of future events and are not guarantees of future performance. These forward-looking statements relate to, among other things, the company’s future operating performance, the company’s share of new and existing markets, the company’s short- and long-term revenue and earnings growth rates, and the company’s implementation of cost-reduction initiatives and measures to improve pricing, including the optimization of the company’s manufacturing capacity. The use of the words “believes,” “anticipates,” “expects,” “intends” and similar expressions is intended to identify forward-looking statements that have been made and may in the future be made by or on behalf of the company. Although the company believes that these forward-looking statements are based upon reasonable assumptions regarding, among other things, the economy, its knowledge of its business, and on key performance indicators which impact the company, these forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ materially from those expressed in or implied by the forward-looking statements. The company is not obligated to update forward-looking statements, whether as a result of new information, future events or otherwise.
Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Some of the risks, uncertainties and other factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements include, but are not limited to:
•	competitive pressures, including pricing pressures and technological developments;

•	changes in the company’s relationships with customers, suppliers, distributors and/or partners in its business ventures;

•	changes in political, economic or other factors such as currency exchange rates, inflation rates, recessionary or expansive trends, taxes and regulations and laws affecting the worldwide business in each of the company’s operations, including Brazil, where a significant portion of the company’s revenue is derived;

•	acceptance of the company’s product and technology introductions in the marketplace;

•	unanticipated litigation, claims or assessments;

•	the timely completion of the company’s new manufacturing operation for financial self-service terminals and related components in the Eastern European region;

•	costs associated with the planned closure of the company’s Cassis production facility, including the timing of related restructuring charges;

•	the completion of the company’s implementation of its ERP system and other IT-related functions;

•	the company’s ability to reduce costs and expenses and improve internal operating efficiencies, including the optimization of the company’s manufacturing capacity;

•	the company’s ability to successfully implement measures to improve pricing;

•	variations in consumer demand for self-service technologies, products and services;

•	challenges raised about the reliability and security of the company’s election systems products, including the risk that such products will not be certified for use or will be decertified;

•	changes in laws regarding the company’s election systems products and services;

•	potential security violations to the company’s information technology systems; and

•	the company’s ability to achieve benefits from its cost-reduction initiatives and other strategic changes.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
(Dollars in thousands)
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The company is exposed to foreign currency exchange rate risk inherent in its international operations denominated in currencies other than the U.S. dollar. A hypothetical 10 percent unfavorable movement in the applicable foreign exchange rates would have resulted in a decrease in 2006 year-to-date operating profit of approximately $6,197. The sensitivity model assumes an instantaneous, parallel shift in the foreign currency exchange rates. Exchange rates rarely move in the same direction. The assumption that exchange rates change in an instantaneous or parallel fashion may overstate the impact of changing exchange rates on amounts denominated in a foreign currency.
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
The company manages interest rate risk with the use of variable rate borrowings under its committed and uncommitted credit facilities, fixed rate borrowings under its private placement agreement and interest rate swaps. Variable rate borrowings totaled $365,229 at September 30, 2006, of which $50,000 was effectively converted to fixed rate using interest rate swaps. A one percentage point increase or decrease in interest rates would have resulted in an increase or decrease in interest expense for the three and nine months ended September 30, 2006 of approximately $788 and $2,125, respectively, on the variable debt including the impact of the swap agreement. The company’s primary exposure to interest rate risk is movement in the three-month LIBOR rate. As discussed in Note 11, the company hedged $200,000 of the fixed rate borrowings under its private placement agreement, which was treated as a cash flow hedge. This reduced the effective interest rate by 14 basis points from 5.50 to 5.36 percent.
ITEM 4. CONTROLS AND PROCEDURES
Management, under the supervision and with the participation of the company’s chief executive officer and the chief financial officer, has evaluated the company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2006.
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
In addition to the above remediation efforts, the company had invested in additional accounting management at DESI during the first quarter of 2006. During the second quarter of 2006, the company was able to fully implement the above remediation efforts including testing of the additional internal controls related to analyzing and reviewing complex revenue contracts. During the third quarter of 2006, the company continued the above remediation efforts including testing of the additional internal controls by the company’s internal audit department.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
ITEM 4. CONTROLS AND PROCEDURES (Continued)
Under the direction of the chief executive officer and the chief financial officer, the company has evaluated its disclosure controls and procedures as of September 30, 2006, including the remedial actions discussed above, and has concluded that, as of September 30, 2006, the company’s disclosure controls and procedures are effective.
Unrelated to the issues noted above, the company implemented the global enterprise resource planning (ERP) system in several significant subsidiaries in Europe as well as in Mexico and Australia during 2005. Although the company is experiencing certain implementation challenges related to these subsidiaries’ internal control over financial reporting, management is confident that there are sufficient compensating controls in place to mitigate the increase in risk caused by the implementations. On June 1, 2006, the company reorganized its global IT operation and assumed implementation and support responsibilities for its global ERP system and other IT-related functions, which were previously outsourced. The company has made some progress in stabilizing the ERP system to date. While the company remains committed to the new ERP Platform, it has begun a thorough evaluation of its implementation plan, with the assistance of a third-party provider, including organization, processes, and software and hardware architecture. A substantial portion of this evaluation is expected to be completed in the fourth quarter.
Other than the remedial actions taken with respect to the material weakness described above and the information technology reorganization, management has not identified any change in internal control over financial reporting that occurred during the third quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
At September 30, 2006, the company was a party to several lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the company’s financial position or results of operations. In management’s opinion, the condensed consolidated financial statements would not be materially affected by the outcome of any present legal proceedings, commitments, or asserted claims.
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
Management is unable to determine the financial statement impact, if any, of the federal securities actions, the 401(k) actions and the derivative actions as of September 30, 2006.
The company was informed during the first quarter of 2006 that the staff of the SEC had begun an informal inquiry relating to the company’s revenue recognition policy. The SEC indicated in its letter to the company that the inquiry should not be construed as an indication by the SEC that there has been any violation of the federal securities laws. In the second quarter of 2006, the company was informed that the SEC’s inquiry had been converted to a formal, non-public investigation. The company is continuing to cooperate with the SEC in connection with the investigation. The company cannot predict the length, scope or results of the investigation, or the impact, if any, on its results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Information concerning the company’s stock repurchases made during the third quarter of 2006:
ISSUER PURCHASES OF EQUITY SECURITIES

			(c)	(d)
			Total Number of	Maximum Number of
	(a)	(b)	Shares Purchased as	Shares that May Yet
	Total Number of	Average Price Paid	Part of Publicly	Be Purchased Under
	Shares Purchased	Per Share	Announced Plans(2)	the Plans(1)
July	—	$—	—	1,300,000
August	3,500	39.98	3,500	1,296,500
September	274,300	42.07	274,300	1,022,200

Total	277,800	42.05	277,800	1,022,200

(1)	The company repurchased 277,800 common shares in the third quarter of 2006 pursuant to the company stock repurchase plan (the Plan). The total number of shares repurchased as part of the publicly announced Plan was 8,977,800 as of September 30, 2006. The Plan was approved by the Board of Directors in April 1997 and authorized the repurchase of up to two million shares. The Plan was amended in June 2004 to authorize the repurchase of an additional two million shares, and was further amended in August and December 2005 to authorize the repurchase of an additional six million shares. The Plan has no expiration date.

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

DIEBOLD, INCORPORATED
(Registrant)

Date : November 6, 2006	By:	/s/ Thomas W. Swidarski
Thomas W. Swidarski
President and Chief
Executive Officer
(Principal Executive Officer)

Date : November 6, 2006	By:	/s/ Kevin J. Krakora
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