Form 10-K
period 2006-12-31
DIEBOLD INC
filed 2007-03-01
CIK 28823

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2006, the last business day of the Registrant’s most recently completed second fiscal quarter. The aggregate market value was computed by using the closing price on the New York Stock Exchange on June 30, 2006 of $40.62 per share.

Common Shares, Par Value $1.25 per Share	$2,629,410,875
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 26, 2007
Common Shares $1.25 Par Value	65,706,215

DOCUMENTS INCORPORATED BY REFERENCE
Listed hereunder are the documents, portions of which are incorporated by reference, and the parts of this Form 10-K into which such portions are incorporated:
(1)	Diebold, Incorporated Annual Report to shareholders for the year ended December 31, 2006, portions of which are incorporated by reference into Parts I and II of this Form 10-K; and

(2)	Diebold, Incorporated Proxy Statement for 2007 Annual Meeting of Shareholders to be held April 26, 2007, portions of which are incorporated by reference into Part III of this Form 10-K.

PART I.
ITEM 1. BUSINESS.
(Dollars in thousands)
(a) General Development of Business
The company was incorporated under the laws of the state of Ohio in August 1876, succeeding a proprietorship established in 1859, and is engaged primarily in the sale, manufacture, installation and service of automated self-service transaction systems, electronic and physical security products, election systems and software. The company specializes in technology that empowers people worldwide to access services when, where and how they may choose. In 2002, the company acquired Global Election Systems Inc., subsequently renamed Diebold Election Systems, Inc. (DESI), a manufacturer and supplier of elections systems and support, to mark its launch into the election systems market.
Additional information regarding developments in the company’s business can be found in the 2006 Annual Report to shareholders under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 17 to the Consolidated Financial Statements, which are incorporated herein by reference.
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
Segment financial information can be found in the 2006 Annual Report to shareholders in Note 16 to the Consolidated Financial Statements, which is incorporated herein by reference.
(c) Narrative Description of Business
The company develops, manufactures, sells and services self-service transaction systems, electronic and physical security systems, software and various products used to equip bank facilities and electronic voting terminals. The company’s primary customers include banks and financial institutions, as well as public libraries, government agencies, utilities and various retail outlets. Sales of systems and equipment are made directly to customers by the company’s sales personnel and by manufacturers’ representatives and distributors globally. The sales/support organization works closely with customers and their consultants to analyze and fulfill the customers’ needs. In 2006, 2005 and 2004, the company’s sales and services of financial systems and equipment and security solutions accounted for more than 92 percent of consolidated net sales.
Product Groups
Self-Service Products
The company offers an integrated line of self-service banking products and Automated Teller Machines (ATMs). The company is a leading global supplier of ATMs and holds the leading market position in many countries around the world.
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
Software Solutions and Services
The company offers software solutions consisting of multiple applications that process events and transactions. These solutions are delivered on the appropriate platform, allowing the company to meet customer requirements while adding new functionality in a cost- effective manner.

The company also provides professional services to assist in the implementation of software solutions. These services include communication network review, systems integration, custom software and project management that encompass all facets of a successful financial self-service implementation.
Operations
The principal raw materials used by the company are steel, plastics, and electronic components, which are purchased from various major suppliers. Electronic parts and components are also procured from various suppliers. These materials and components are generally available in quantity at this time.
The company had no customers that accounted for more than 10 percent of total net sales in 2006, 2005 and 2004.
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
The company carries working capital mainly related to accounts receivable and inventories. Inventories, generally, are only manufactured as orders are received from customers. The company’s normal and customary payment terms are net 30 days from date of invoice. The company generally does not offer extended payment terms. The company’s government customers represent a small portion of the company’s business. Typically, the company’s contracts with its government customers do not contain fiscal funding clauses. In the event that such a clause exists, revenue would not be recognizable until the funding clause was satisfied. In general, the company recognizes revenue for delivered elements only when the fair values of undelivered elements are known, uncertainties regarding customer acceptance are resolved and there are no customer-negotiated refunds or return rights affecting the revenue recognized for the delivered elements.
Competition
All phases of the company’s business are highly competitive; some products being in competition directly with similar products and others competing with alternative products having similar uses or producing similar results. The company believes, based upon outside independent industry surveys, that it is a leading manufacturer of self-service systems in the United States and is also a market leader internationally. In the area of automated transaction systems, the company competes primarily with NCR Corporation, Wincor-Nixdorf, Triton, and Itautec. In serving the security products market for the financial services industry, the company competes with national, regional and local security companies. Of these competitors, some compete in only one or two product lines, while others sell a broader spectrum of products competing with the company. However, the unavailability of comparative sales information and the large variety of individual products make it difficult to give reasonable estimates of the company’s competitive ranking in or share of the market in its security product fields of activity. Many smaller manufacturers of safes, surveillance cameras, alarm systems and remote drive-up equipment are found in the market.
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
Research, Development & Engineering
The company charged to expense $70,995 in 2006, $60,409 in 2005 and $58,759 in 2004 for research, development and engineering costs.
Environmental
Compliance by the company with federal, state and local environmental protection laws during 2006 had no material effect upon capital expenditures, earnings or the competitive position of the company and its subsidiaries.
Employees
The total number of employees at December 31, 2006 was 15,451 compared with 14,603 at the end of the preceding year. Diebold’s service staff is one of the financial industry’s largest, with professionals in more than 600 locations worldwide.
Additional information regarding the company’s sales, results of operations, liquidity and capital resources is discussed in “Managements Discussion and Analysis of Financial Condition and Results of Operations” in the 2006 Annual Report to shareholders.

(d) Financial Information about Geographic Areas
Sales to customers outside the United States in relation to total consolidated net sales were $1,349,053 or 46.4 percent in 2006, $1,087,604 or 42.0 percent in 2005 and $935,769 or 39.7 percent in 2004.
Property, plant and equipment, at cost, located in the United States totaled $336,908, $368,806 and $391,209 as of December 31, 2006, 2005 and 2004, respectively, and property, plant and equipment, at cost, located outside the United States totaled $152,280, $121,591 and $111,531 as of December 31, 2006, 2005 and 2004, respectively.
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
Additional information regarding the company’s international operations is included in the 2006 Annual Report to shareholders in Note 16 to the Consolidated Financial Statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which is incorporated herein by reference.
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
ITEM 1A. RISK FACTORS.
The following are certain risk factors that could affect the business, financial condition, operating results and cash flows of the company. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this annual report on Form 10-K because these risk factors could cause the company’s actual results to differ materially from those expressed in any forward-looking statement. The risks the company has highlighted below are not the only ones the company faces. If any of these events actually occur, the company’s business, financial condition, operating results or cash flows could be negatively affected. The company cautions the reader to keep in mind these risk factors and to refrain from attributing undue certainty to any forward-looking statements, which speak only as of the date of this annual report.
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
In addition, energy prices, particularly petroleum, are cost drivers for the company’s business. In recent years, the price of petroleum has been highly volatile, particularly due to the unstable political conditions in the Persian Gulf. Any increase in the costs of energy would also increase the company’s transportation costs. Although the company attempts to pass on higher raw material and energy costs to the company’s customers, given the company’s competitive markets, it is often not possible to pass on all of these increased costs.
The company’s sales and operating results are sensitive to global economic conditions and cyclicality and could be adversely affected during economic downturns.

Demand for the company’s products is affected by general economic conditions and the business conditions of the industries in which the company sells our products and services. The business of most of the company’s customers, particularly our financial institution and election systems customers, is, to varying degrees, cyclical and has historically experienced periodic downturns. Any future downturns in general economic conditions could adversely affect the demand for our products and services and our sales and operating results. In addition, downturns in our customers’ industries, even during periods of strong general economic conditions, could adversely affect our sales and our operating results. Additionally, the unstable political conditions in the Persian Gulf could lead to financial, economic and political instability, which could lead to a further deterioration in general economic conditions.
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
The company’s competitors can be expected to continue to develop and introduce new and enhanced products, which could cause a decline in market acceptance of the company’s products. In addition, the company’s competitors could cause a reduction in the prices for some of the company’s products as a result of intensified price competition. Also, the company may be unable to effectively anticipate and react to new entrants in the marketplace for the company’s products.
Competitive pressures can also result in the loss of major customers. An inability to compete successfully could have an adverse effect on our results of operations, financial condition and cash flows in any given period.
Because our operations are conducted worldwide, they are affected by risks of doing business abroad.
The company generates a significant percentage of our revenue from sales and service operations conducted outside the United States. Revenue from international operations amounted to approximately 46.4% in 2006, 42.0% in 2005 and 39.7% in 2004 of total revenue during these respective periods.
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
The Help America Vote Act (HAVA) required that jurisdictions have HAVA-compliant equipment by January 1, 2006; however, despite that deadline, numerous jurisdiction have not yet become HAVA-compliant. Further, individual states and municipalities have the discretion as to how they will become compliant with HAVA. It is uncertain at this time the extent to which challenges raised about reliability and security of the company’s election systems products, including the risk that such products will not be certified for use or will be decertified, could adversely effect our business, financial condition and results of operation.
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
Because of the political nature of our election systems business, various individuals and advocacy groups may raise challenges in the media and elsewhere, including legal challenges, about the reliability and security of the company’s election systems products and services. Our election systems business is vulnerable to these types of challenges because the electronic elections systems industry is emerging. Furthermore, in the event of adverse publicity, whether directed at us or our competitors’ products, due to processing errors or other system failures, the electronic election systems industry could suffer as a whole, which would have an adverse effect on our business, financial condition and results of operations. In addition, these efforts may adversely affect the company’s relations with its election systems customers.
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
Managing extraordinary transactions requires varying levels of management resources, which may divert our attention from other business operations. These extraordinary transactions could result in significant costs and expenses and charges to earnings, including those related to severance pay, early retirement costs, employee benefit costs, asset impairment charges, charges from the elimination of duplicative facilities and contracts, in-process research and development charges, inventory adjustments, assumed litigation and other liabilities, legal, accounting and financial advisory fees, and required payments to executive officers and key employees under retention plans. Moreover, the company could incur additional depreciation and amortization expense over the useful lives of certain assets acquired in connection with extraordinary transactions, and, to the extent that the value of goodwill or intangible assets with indefinite lives acquired in connection with an extraordinary transaction becomes impaired, the company may be required to incur additional material charges relating to the impairment of those assets. In order to complete an acquisition, the company may issue common stock, potentially creating dilution for existing stockholders, or borrow funds, affecting our financial condition and potentially our credit ratings. Any prior or future downgrades in our credit rating associated with an acquisition could adversely affect our ability to borrow and result in more restrictive borrowing terms. In addition, our effective tax rate on an ongoing basis is uncertain, and extraordinary transactions could impact our effective tax rate. The company also may experience risks relating to the challenges and costs of closing an extraordinary transaction and the risk that an announced extraordinary transaction may not close. As a result, any completed, pending or future transactions may contribute to financial results that differ from the investment community’s expectations.
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
The company may not be able to generate sufficient cash flows to fund our operations and make adequate capital investments.
Our cash flows from operations depend primarily on sales and service margins. To develop new product and service technologies, support future growth, achieve operating efficiencies and maintain product quality, the company must make significant capital investments in manufacturing technology, facilities and capital equipment, research and development, and product and service technology. In addition to cash provided from operations, the company has from time to time utilized external sources of financing. Depending upon general market conditions or other factors, the company may not be able to generate sufficient cash flows to fund our operations and make adequate capital investments.
New product developments may be unsuccessful.
The company is constantly looking to develop new products and services that complement our traditional product and service offerings or leverage the underlying design or process technology of our traditional product and service offerings. The company makes significant investments in product and service technologies and anticipates expending significant resources for new product development over the next several years. There can be no assurance that our product development efforts will be successful, that we will be able to cost effectively manufacture these new products, that we will be able to successfully market these products or that margins generated from sales of these products will recover costs of development efforts.
An adverse determination that our products or manufacturing processes infringe the intellectual property rights of others could materially adversely affect the company’s business, results of operations or financial condition.
As is common in any high technology industry, from time to time, others have asserted, and may in the future assert, that our products or manufacturing processes infringe their intellectual property rights. A court determination that our products or manufacturing processes infringe the intellectual property rights of others could result in significant liability and/or require us to make material changes to our products and/or manufacturing processes. The company is unable to predict the outcome of assertions of infringement made against the company. Any of the foregoing could have a material adverse effect on our business, results of operations or financial condition.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
Not applicable.
ITEM 2. PROPERTIES.
The company’s corporate offices are located in North Canton, Ohio. It owns manufacturing facilities in Canton and Newark, Ohio; Lynchburg, Virginia, and Lexington, North Carolina. The company also has manufacturing facilities in Argentina, Belgium, Brazil, China, France, Hungary and India. The company has selling, service and administrative offices in the following locations: throughout the United States, and in Argentina, Australia, Austria, Barbados, Belgium, Brazil, Canada, Chile, China, Colombia, Czech Republic, Ecuador, France, Germany, Greece, Hong Kong, Hungary, India, Indonesia, Italy, Malaysia, Mexico, Namibia, Netherlands, New Zealand, Panama, Paraguay, Peru, Philippines, Portugal, Poland, Romania, Russia, Singapore, South Africa, Spain, Switzerland, Taiwan, Thailand, Turkey, the United Arab Emirates, the United Kingdom, Uruguay, Venezuela and Vietnam. The company leases a majority of the selling, service and administrative offices under operating lease agreements.
The company considers that its properties are generally in good condition, are well maintained, and are generally suitable and adequate to carry on the company’s business.

ITEM 3. LEGAL PROCEEDINGS.
At December 31, 2006, the company was a party to several lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the company’s financial position, results of operations or cash flow. In management’s opinion, the financial statements would not be materially affected by the outcome of any of these present legal proceedings, commitments or asserted claims.
In addition to the routine legal proceedings noted above, the company has been served with various lawsuits, filed against it and certain current and former officers and directors, by shareholders and by participants in the company’s 401(k) savings plan, alleging violations of the federal securities laws and breaches of fiduciary duties with respect to the 401(k) plan. These complaints seek compensatory damages in an unspecific amount, fees and expenses related to such lawsuit and the granting of extraordinary equitable and/or injunctive relief. For each of these lawsuits, the date each complaint was filed, the name of the plaintiff and the federal court in which such lawsuit is pending are as follows:
•	Konkol v. Diebold Inc., et al., No. 5:05CV2873 (N.D. Ohio filed December 13, 2005).

•	Ziolkowski v. Diebold Inc., et al., No. 5:05CV2912 (N.D. Ohio filed December 16, 2005).

•	New Jersey Carpenter’s Pension Fund v. Diebold, Inc., et al., No. 5:06CV40 (N.D. Ohio filed January 6, 2006).

•	Rein v. Diebold, Inc., et al., No. 5:06CV296 (N.D. Ohio filed February 9, 2006).

•	Graham v. Diebold, Inc., et al., No.5:05CV2997 (N.D. Ohio filed December 30, 2005).

•	McDermott v. Diebold, Inc., et al., No. 5:06CV170 (N.D. Ohio filed January 24, 2006).

•	Barnett v. Diebold, Inc., et al., No. 5:06CV361 (N.D. Ohio filed February 15, 2006).

•	Farrell v. Diebold, Inc., et al., No. 5:06CV307 (N.D. Ohio Filed February 8, 2006).

•	Forbes v. Diebold, Inc., et al., No. 5:06CV324 (N.D. Ohio filed February 10, 2006).

•	Gromek v. Diebold, Inc. et al., No. 5:06CV579 (N.D. Ohio filed March 14, 2006).
The Konkol, Ziolkowski, New Jersey Carpenter’s Pension Fund, Rein and Graham cases, which allege violations of the federal securities laws, have been consolidated into a single proceeding and the court has appointed lead plaintiffs and lead plaintiffs’ counsel. In addition, the McDermott, Barnett, Farrell, Forbes and Gromek cases, which allege breaches of fiduciary duties with respect to the 401(k) plan, have also been consolidated into a single proceeding, and lead plaintiffs and lead plaintiffs’ counsel have been appointed. The company and the individual defendants deny the allegations made against them in each of these groups of cases, regard them as without merit, and intend to defend themselves vigorously.
Finally, the cases of Recht v. O’Dell et al., No. 5:06CV233 (N.D. Ohio filed January 31, 2006) and Wietschner v. Diebold, Inc., et al., No. 5:06CV418 (N.D. Ohio filed February 23, 2006), which assert claims, purportedly on behalf of the company, for breach of fiduciary duties against certain current and former officers and directors in connection with alleged violations of the federal securities laws, have also been consolidated into a single proceeding, and the court has appointed lead plaintiffs and lead plaintiffs’ counsel.
Management is unable to determine the financial statement impact, if any, of the federal securities actions, the 401(k) actions and the derivative actions as of December 31, 2006.
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
No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II.

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
The common shares of the company are listed on the New York Stock Exchange with a symbol of DBD. The price ranges of common shares for the company for the periods indicated below are as follows:

	2006		2005		2004
	High	Low	High	Low	High	Low
1st Quarter	$43.84	$36.40	$57.75	$51.70	$54.82	$46.61
2nd Quarter	46.35	39.15	57.80	44.85	52.87	43.88
3rd Quarter	44.90	36.93	50.21	33.78	52.79	44.96
4th Quarter	47.13	41.41	41.00	33.10	56.45	44.67

Full Year	$47.13	$36.40	$57.80	$33.10	$56.45	$43.88
There were approximately 59,047 shareholders at December 31, 2006, which includes an estimated number of shareholders who have shares held in their accounts by banks, brokers, and trustees for benefit plans and the agent for the dividend reinvestment plan.
On the basis of amounts paid and declared, the annualized quarterly dividends per share were $0.86, $0.82 and $0.74 in 2006, 2005 and 2004, respectively.
In December 2006, in connection with the acquisition of the remaining interest of Diebold, Colombia, S.A., the company issued 56,348 treasury shares. The treasury shares issued in connection with the acquisition were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(2) thereof.
ISSUER PURCHASES OF EQUITY SECURITIES

			(c). Total
			Shares	(d). Maximum
			Purchased as	Number of Shares
		(b). Average	part of Publicly	that may yet be
	(a). Total Number of	Price Paid per	Announced	Purchased under
Period	Shares Purchased (2)	Share	Plan (1)	the Plan (1)
October 2006	25,700	$42.83	25,700	996,500
November 2006	10,000	45.50	10,000	986,500
December 2006	91,350	45.93	60,000	926,500

Total	127,050	$45.05	95,700	926,500

(1)	- The company purchased 95,700 common shares in the fourth quarter of 2006 pursuant to the company’s Stock Repurchase Plan (the
Plan). The total number of shares repurchased as part of the Plan was 9,073,500 as of December 31, 2006. The Plan was approved by the Board of Directors in April 1997 and authorized the repurchase of up to two million shares. The Plan was amended in June 2004 to authorize the repurchase of an additional two million shares, and was further amended in August and December 2005 to authorize the repurchase of an additional six million shares. The Plan has no expiration date. On February 14, 2007, the Board of Directors approved an increase in the company’s share repurchase program by authorizing the repurchase of up to an additional two million shares of the company’s outstanding stock.

(2)	- Includes 31,350 shares in December surrendered or deemed surrendered to the company in connection with stock-based compensation exercises and to satisfy tax withholding obligations in connection with the distribution of shares of stock under employee stock-based compensation plans.
ITEM 6. SELECTED FINANCIAL DATA.
The summary of selected financial data for the last six years is set forth in the 2006 Annual Report to shareholders in the table titled
“2006 – 2001 Diebold, Incorporated and Subsidiaries Selected Financial Data” and is incorporated herein by reference.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” is set forth in the 2006 Annual Report to shareholders and is incorporated herein by reference.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The disclosures about market risk required by this item are set forth in the 2006 Annual Report to shareholders within the “Quantitative and Qualitative Disclosures about Market Risk” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which is incorporated herein by reference. For further information relating to borrowings and interest rates, see the “Liquidity and Capital Resources” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 7 and 8 to the Consolidated Financial Statements, which are incorporated herein by reference.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The financial statements and supplementary data are included within the 2006 Annual Report to shareholders, and are incorporated herein by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
There have been no changes in accountants or disagreements with accountants on accounting and financial disclosures.
ITEM 9A. CONTROLS AND PROCEDURES.
(a) Disclosure Controls and Procedures
Under the direction of the Company’s chief executive officer and chief financial officer, management has evaluated the company’s disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(f), as in effect as of the end of the period covered by this annual report. Based on that evaluation, the chief executive officer and the chief financial officer have concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures are effective.
(b) Management’s Annual Report On Internal Control Over Financial Reporting
Management of the company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, under the supervision and with the participation of the company’s chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the company’s internal control over financial reporting as of December 31, 2006, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The company concluded that its internal control over financial reporting was effective as of December 31, 2006.
KPMG LLP, the Company’s independent registered public accounting firm, has issued an auditors’ report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. This report is included as part of this annual report on Form 10-K.
(c) Changes In Internal Control Over Financial Reporting
There have been no changes in the company’s internal control over financial reporting during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the company’s internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION.
None.

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information with respect to directors of the company, including the audit committee and the designated audit committee financial experts, is included in the company’s proxy statement for the 2007 Annual Meeting of Shareholders (“2007 Annual Meeting”) and is incorporated herein by reference. Information with respect to any material changes to the procedures by which security holders may recommend nominees to the company’s board of directors is included in the company’s proxy statement for the 2007 Annual Meeting and is incorporated herein by reference. The following table summarizes information regarding executive officers of the company:
Executive Officers of the Registrant

				Other Positions
			Year Elected	Held Last
Name	Age	Title	Present Office	Five Years
Thomas W. Swidarski	48	President	2005	Oct-Dec 2005
		and Chief Executive Officer		President and Chief Operating
				Officer - Diebold, Inc.
				2001-2005
				Senior Vice President,
				Financial Self-Service
				Group - Diebold, Inc.
				1999 - 2001
				Vice President, Global
				Marketing - Diebold Inc.

Kevin J. Krakora	51	Executive Vice President	2006	Aug 2005-2006
		and Chief Financial Officer		Vice President and Chief Financial
				Officer
				2001-2005
				Vice President and
				Corporate Controller -
				Diebold, Inc.
				1999-2001
				Chief Financial Officer
				Teltek, Inc. [Electronic Components]

David Bucci	55	Senior Vice President,	2001	1999-2001
		Customer Solutions Group		Senior Vice President,
				North America - Diebold, Inc.

James L.M. Chen	46	Senior Vice President,	2007	Apr 2006-Feb 2007
		EMEA/AP Divisions		Vice President, EMEA/AP Divisions
				1998-2006
				Vice President and Managing
				Director, Asia Pacific

Charles E. Ducey, Jr.	51	Senior Vice President,	2006	Jan-Apr 2006
		Global Development and Services		Vice President, Global Development
				and Services
				2001-2005
				Vice President, Customer Service
				Solutions Diebold North America

George S. Mayes, Jr.	48	Senior Vice President,	2006	2005-Apr 2006
		Global Manufacturing and		Vice President, Manufacturing
		Supply Chain

Executive Officers of the Registrant (continued)

				Other Positions
			Year Elected	Held Last
Name	Age	Title	Present Office	Five Years
Dennis M. Moriarty	54	Senior Vice President,	2006	2001-Apr 2006
		Global Security Division		Vice President, Global Security
				Division

John M. Crowther	50	Vice President and	2004	2002 - 2004
		Chief Information Officer		Vice President and Chief
				Information Officer (non-executive)
				- Diebold, Inc.
				1998 - 2002
				Vice President and Chief
				Information Officer- Cummins, Inc.
				[Diversified Machinery]

Warren W. Dettinger	53	Vice President,	2004	1987 - 2004
		General Counsel and		Vice President and General Counsel
		Secretary		- Diebold, Inc.

M. Scott Hunter	45	Vice President,	2006	Jan 2006-Apr 2006
		Chief Tax Officer		Vice President, Tax
				2004-Jan 2006
				Senior Tax Director
				2003-2004
				Director, Tax

John D. Kristoff	39	Vice President,	2006	2005-Apr 2006
		Chief Communications Officer		Vice President, Corporate
				Communications and Investor
				Relations
				2004-2005
				Vice President, Investor Relations
				2001-2004
				Director , Global Communications
				and Investor Relations

Michael R. Moore	50	Vice President and Corporate	2005	2003-2005
		Controller		Vice President of Finance and
				Administration, Diebold Brazil
				1998-2003
				Vice President, Finance and Group
				Controller, Diebold International

William E. Rosenberg	56	Vice President,	2004	2002 - 2004
		Corporate Development		Vice President, Corporate
				Development (non executive)-
				Diebold, Inc.
				1999 - 2002
				Senior Vice President and Chief
				Financial Officer - Creative
				Management Services, LLC
				[Designer & Manufacturer of
				Custom Trade Show Exhibits]

Executive Officers of the Registrant (continued)

				Other Positions
			Year Elected	Held Last
Name	Age	Title	Present Office	Five Years
Sheila M. Rutt	38	Vice President, Chief Human	2005	2002 - 2005
		Resources Officer		Vice President, Global Human
				Resources - Diebold, Inc.
				2000-2002
				Vice President, Human Resources,
				for Diebold North America

Robert J. Warren	60	Vice President and	1990	—
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
Section 16(a) Beneficial Ownership Reporting Compliance
Information with respect to Section 16(a) Beneficial Ownership Reporting Compliance is included in the company’s proxy statement for the 2007 Annual Meeting and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION.
Information with respect to executive officer and directors compensation is included in the company’s proxy statement for the 2007 Annual Meeting and is incorporated herein by reference. Information with respect to compensation committee interlocks and insider participation and the compensation committee report is included in the company’s proxy statement for the 2007 Annual Meeting and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Information with respect to security ownership of certain beneficial owners and management is included in the company’s proxy statement for the 2007 Annual Meeting and is incorporated herein by reference.
Equity Compensation Plan Information

Number of securities remaining
	Number of securities to be		available for future issuance
	issued upon exercise of	Weighted-average exercise	under equity compensation
	outstanding options, warrants	price of outstanding options,	plans (excluding securities
	and rights	warrants and rights	reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,191,223	$42.35	1,157,713
Equity compensation plans not approved by security holders	—	—	—

Total	4,191,223	$42.35	1,157,713

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information with respect to certain relationships and related transactions and director independence is included in the company’s proxy statement for the 2007 Annual Meeting and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Information with respect to principal accountant fees and services is included in the company’s proxy statement for the 2007 Annual Meeting and is incorporated herein by reference.

PART IV.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a) 1. Documents filed as a part of this annual report.
The following Consolidated Financial Statements, notes thereto, the reports of independent registered public accounting firm, and supplemental data are included in the 2006 Annual Report to shareholders and are incorporated by reference in Item 8 of this annual report.
•	Consolidated Balance Sheets at December 31, 2006 and 2005

•	Consolidated Statements of Income for the Years Ended December 31, 2006, 2005 and 2004

•	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004

•	Notes to Consolidated Financial Statements

•	Reports of Independent Registered Public Accounting Firm
(a) 2. Financial statement schedule
The following report and schedule are included in this Part IV, and are found in this annual report:
•	Report of Independent Registered Public Accounting Firm, and

•	Valuation and Qualifying Accounts.
All other schedules are omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.
(a) 3. Exhibits

	3.1	(i)	Amended and Restated Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.1 (i) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994. (Commission File No. 1-4879)

	3.1	(ii)	Code of Regulations — incorporated by reference to Exhibit 4(c) to Registrant’s Post-Effective Amendment No. 1 to Form S-8 Registration Statement No. 33-32960.

	3.2		Certificate of Amendment by Shareholders to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.2 to Registrant’s Form 10-Q for the quarter ended March 31, 1996. (Commission File No. 1-4879)

	3.3		Certificate of Amendment to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.3 to Registrant’s Form 10-K for the year ended December 31, 1998. (Commission File No. 1-4879)

	4.1		Rights Agreement dated as of February 11, 1999 between Diebold, Incorporated and The Bank of New York — incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form 8-A, filed February 2, 1999. (Commission File No. 1-4879).

*	10.1		Form of Employment Agreement as amended and restated as of September 13, 1990 — incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990. (Commission File No. 1-4879).

*	10.2		Schedule of Certain Officers who are Parties to Employment Agreements – incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-K for the year ended December 31, 2005 (Commission File No. 1-4879).

*	10.5	(i)	Supplemental Employee Retirement Plan I as amended and restated July 1, 2002 – incorporated by reference to Exhibit 10.5(i) to Registrant’s Form 10-Q for the quarter ended September 30, 2002. (Commission File No. 1-4879).

*	10.5	(ii)	Supplemental Employee Retirement Plan II as amended and restated July 1, 2002 – incorporated by reference to Exhibit 10.5(ii) to Registrant’s Form 10-Q for the quarter ended September 30, 2002. (Commission File No. 1-4879).

*	10.7	(i)	1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992. (Commission File No. 1-4879)

*	10.7	(ii)	Amendment No. 1 to the Amended and Restated 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated – incorporated by reference to Exhibit 10.7 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998. (Commission File No. 1-4879).

*	10.7(iii)	Amendment No. 2 to the Amended and Restated 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated – incorporated by reference to Exhibit 10.7 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 2003. (Commission File No. 1-4879).

*	10.7(iv)	2005 Deferred Compensation Plan for Directors of Diebold, Incorporated, effective as of January 1, 2005 – incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-K for the year ended December 31, 2005 (Commission File No. 1-4879).

*	10.8(i)	1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 – incorporated by reference to Exhibit 4(a) to Form S-8 Registration Statement No. 333-60578.

*	10.8(ii)	Amendment No. 1 to the 1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 – incorporated by reference to Exhibit 10.8 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 2004. (Commission File No. 1-4879).

*	10.8(iii)	Amendment No. 2 to the 1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 – incorporated by reference to Exhibit 10.8 (iii) to Registrant’s Form 10-Q for the quarter ended March 31, 2004. (Commission File No. 1-4879).

*	10.8(iv)	Amendment No. 3 to the 1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 – incorporated by reference to Exhibit 10.8 (iv) to Registrant’s Form 10-Q for the quarter ended June 30, 2004. (Commission File No. 1-4879).

*	10.9	Long-Term Executive Incentive Plan — incorporated by reference to Exhibit 10.9 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993. (Commission File No. 1-4879).

*	10.10(i)	Amended and Restated 1992 Deferred Incentive Compensation Plan – incorporated by reference to Exhibit 10.10 (i) to Registrant’s Form 10-Q for the quarter ended September 30, 2002. (Commission File No. 1-4879).

*	10.10(ii)	2005 Deferred Incentive Compensation Plan, effective as of January 1, 2005 – incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-K for the year ended December 31, 2005 (Commission File No. 1-4879).

*	10.11	Annual Incentive Plan — incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000. (Commission File No. 1-4879).

*	10.13 (i)	Forms of Deferred Compensation Agreement and Amendment No. 1 to Deferred Compensation Agreement — incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996. (Commission File No. 1-4879).

*	10.13 (ii)	Section 162(m) Deferred Compensation Agreement (as amended and restated January 29, 1998) — incorporated by reference to Exhibit 10.13 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998. (Commission File No. 1-4879).

*	10.14	Deferral of Stock Option Gains Plan — incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998. (Commission File No. 1-4879).

	10.17 (i)	Amended and Restated Loan Agreement dated as of April 30, 2003 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, N.A. — incorporated by reference to Exhibit 10.17 to Registrant’s Form 10-Q for the quarter ended June 30, 2003. (Commission File No. 1-4879).

	10.17 (ii)	First Amendment to Loan Agreement, dated as of April 28, 2004 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, N.A. — incorporated by reference to Exhibit 10.17 (ii) to Registrant’s Form 10-Q for the quarter ended June 30, 2004. (Commission File No. 1-4879).

	10.17 (iii)	Second Amendment to Loan Agreement, dated as of April 27, 2005 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and JPMorgan Chase Bank N.A. (successor by merger to Bank One, N.A.) — incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on May 3, 2005. (Commission File No. 1-4879).

	10.17 (iv)	Third Amendment to Loan Agreement, dated as of November 16, 2005 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and JPMorgan Chase Bank N.A. (successor by merger to Bank One, N.A.) — incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on November 22, 2005. (Commission File No. 1-4879).

	10.17 (v)	Fourth Amendment to Loan Agreement, dated November 27, 2006 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and JPMorgan Chase Bank N.A. (successor by merger to Bank One, N.A.).

*	10.18 (i)	Retirement and Consulting Agreement with Robert W. Mahoney – incorporated by reference to Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000. (Commission File No. 1-4879).

*	10.18(ii)	Extension of Retirement and Consulting Agreement with Robert W. Mahoney – incorporated by reference to Exhibit 10.18 (ii) to Registrant’s Form 10-Q for the quarter ended September 30, 2002. (Commission File No. 1-4879).

*	10.18(iii)	Extension of Retirement and Consulting Agreement with Robert W. Mahoney – incorporated by reference to Exhibit 10.18 (iii) to Registrant’s Form 10-Q for the quarter ended June 30, 2003. (Commission File No. 1-4879).

*	10.18(iv)	Extension of Retirement and Consulting Agreement with Robert W. Mahoney – incorporated by reference to Exhibit 10.18 (iv) to Registrant’s Form 10-Q for the quarter ended March 31, 2004. (Commission File No. 1-4879).

*	10.18 (v)	Extension of Retirement and Consulting Agreement with Robert W. Mahoney — incorporated by reference to Exhibit 10.18 (v) to Registrant’s Form 10-Q for the quarter ended March 31, 2005. (Commission File No. 1-4879).

*	10.18(vi)	Extension of Retirement and Consulting Agreement with Robert W. Mahoney, dated March 7, 2006 – incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-K for the year ended December 31, 2005 (Commission File No. 1-4879).

	10.20 (i)	Transfer and Administration Agreement, dated as of March 30, 2001 by and among DCC Funding LLC, Diebold Credit Corporation, Diebold, Incorporated, Receivables Capital Corporation and Bank of America, National Association and the financial institutions from time to time parties thereto– incorporated by reference to Exhibit 10.20 (i) to Registrant’s Form 10-Q for the quarter ended March 31, 2001. (Commission File No. 1-4879).

	10.20(ii)	Amendment No. 1 to the Transfer and Administration Agreement, dated as of May 2001, by and among DCC Funding LLC, Diebold Credit Corporation, Diebold, Incorporated, Receivables Capital Corporation and Bank of America, National Association and the financial institutions from time to time parties thereto – incorporated by reference to Exhibit 10.20 (ii) to Registrant’s Form 10-Q for the quarter ended March, 31, 2001. (Commission File No. 1-4879).

*	10.21	Separation Agreement with Eric C. Evans – incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on October 18, 2005. (Commission File No. 1-4879)

*	10.22	Form of Non-Qualified Stock Option Agreement – incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on February 16, 2005. (Commission File No. 1-4879).

*	10.23	Form of Restricted Share Agreement – incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on February 16, 2005. (Commission File No. 1-4879).

*	10.24	Form of RSU Agreement – incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-K for the year ended December 31, 2005 (Commission File No. 1-4879).

*	10.25	Form of Performance Share Agreement – incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-K for the year ended December 31, 2005 (Commission File No. 1-4879).

*	10.26	Diebold, Incorporated Annual Cash Bonus Plan – incorporated by reference to Exhibit A to Registrants’ Proxy Statement on Schedule 14A filed on March 16, 2005 (Commission File No. 1-4879).

	10.27	Form of Note Purchase Agreement – incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on March 8, 2006. (Commission File No. 1-4879).

*	10.28	Employment Agreement between Diebold, Incorporated and Thomas W. Swidarski– incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on May 1, 2006 (Commission File No. 1-4879).

*	10.29	Compromise Agreement between Diebold International Limited, Diebold, Incorporated and Daniel J. O’Brien– incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K filed on May 1, 2006 (Commission File No. 1-4879).

*	10.30	Separation Agreement between Diebold, Incorporated and Michael J. Hillock, effective June 12, 2006 – incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on June 16, 2006 (Commission File No. 1-4879).

	10.31	Letter Agreement (including Term Note) dated as of November 27, 2006, between Diebold, Incorporated and PNC Bank, N.A.

	13.1	Diebold, Incorporated 2006 Annual Report to shareholders (not deemed “filed” as part of this Form 10-K except for those portions that are expressly incorporated by reference).

21.1	Subsidiaries of the Registrant as of December 31, 2006.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 15(b) of this annual report.

(b) Refer to this Form 10-K for an index of exhibits.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIEBOLD, INCORPORATED

Date: March 1, 2007	By:	/s/ Thomas W. Swidarski
Thomas W. Swidarski
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas W. Swidarski	President, Chief Executive	March 1, 2007

Thomas W. Swidarski	Officer and Director (Principal Executive Officer)

/s/ Kevin J. Krakora	Executive Vice President and Chief	March 1, 2007

Kevin J. Krakora	Financial Officer (Principal Financial Officer)

/s/ Michael R. Moore	Vice President and Corporate Controller	March 1, 2007

Michael R. Moore	(Principal Accounting Officer)

*	Director	March 1, 2007

Phillip R. Cox

/s/ Louis V. Bockius III	Director	March 1, 2007

Louis V. Bockius III

/s/ Richard L. Crandall	Director	March 1, 2007

Richard L. Crandall

*	Director	March 1, 2007

Gale S. Fitzgerald

*	Director	March 1, 2007

Phillip B. Lassiter

*	Director	March 1, 2007

John N. Lauer

/s/ William F. Massy	Director	March 1, 2007

William F. Massy

/s/ Eric J. Roorda	Director	March 1, 2007

Eric J. Roorda

SIGNATURES (continued)

Signature	Title	Date

/s/ Henry D.G. Wallace	Director	March 1, 2007

Henry D.G. Wallace

/s/ Alan J. Weber	Director	March 1, 2007

Alan J. Weber

*	The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and directors of the Registrant and filed with the Securities and Exchange Commission on behalf of such officers and directors.

Dated: March 1, 2007	*By:	/s/ Kevin J. Krakora
Kevin J. Krakora, Attorney-in-Fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Diebold, Incorporated:
Under date of March 1, 2007, we reported on the consolidated balance sheets of Diebold, Incorporated and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the aforementioned consolidated financial statements, we also audited Schedule II “Valuation and Qualifying Accounts” incorporated in the Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.
In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ KPMG LLP
Cleveland, Ohio
March 1, 2007

DIEBOLD, INCORPORATED AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(DOLLARS IN THOUSANDS)
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	Balance at			Balance
	beginning			at end
	of year	Additions	Deductions	of year
Year ended December 31, 2006

Allowance for doubtful accounts	$27,216	$15,119	$12,584	$29,751

Year ended December 31, 2005

Allowance for doubtful accounts	$10,176	$37,501	$20,461	$27,216

Year ended December 31, 2004

Allowance for doubtful accounts	$8,713	$11,761	$10,298	$10,176

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT DESCRIPTION
10.17(v)	Fourth Amendment to Loan Agreement, dated November 27, 2006 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and JPMorgan Chase Bank N.A. (successor by merger to Bank One, N.A.)

10.31	Letter Agreement (including Term Note) dated as of November 27, 2006, between Diebold, Incorporated and PNC Bank, N.A.

13.1	Diebold, Incorporated 2006 Annual Report to shareholders (not deemed “filed” as part of this Form 10-K except for those portions that are expressly incorporated by reference).

21.1	Significant Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.