Form 10-Q
period 2007-03-31
DIEBOLD INC
filed 2007-05-10
CIK 28823

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ........ to .......
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
Indicate by check mark whether the registrant is a shell company ( as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock, $1.25 Par Value – 65,794,283 shares as of May 7, 2007

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	(Unaudited)
	March 31, 2007	December 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$94,295	$253,814
Short-term investments	95,407	99,571
Trade receivables, less allowances of $28,167 and $29,751, respectively	600,165	610,893
Inventories	470,178	442,804
Prepaid expenses	37,202	37,019
Other current assets	156,897	151,580

Total current assets	1,454,144	1,595,681

Securities and other investments	67,877	70,088

Property, plant and equipment, at cost	489,762	489,188
Less accumulated depreciation and amortization	287,755	286,653

	202,007	202,535
Goodwill	472,384	460,339
Other assets	209,668	185,636

	$2,406,080	$2,514,279

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$25,608	$11,324
Accounts payable	131,136	158,388
Deferred income	213,607	170,921
Other current liabilities	244,521	258,103

Total current liabilities	614,872	598,736

Notes payable – long-term	544,784	665,481
Other long-term liabilities	145,922	158,661

Commitments and contingencies	—	—

Shareholders’ equity
Preferred shares, no par value, authorized 1,000,000 shares, none issued	—	—
Common shares, par value $1.25, authorized 125,000,000 shares; issued 75,314,222 and 75,145,662 shares, respectively outstanding 65,722,363 and 65,595,596 shares, respectively	94,143	93,932
Additional capital	241,723	235,229
Retained earnings	1,148,283	1,169,607
Treasury shares, at cost (9,591,859 and 9,550,066 shares, respectively)	(405,052)	(403,098)
Accumulated other comprehensive income (loss)	21,405	(4,269)

Total shareholders’ equity	1,100,502	1,091,401

	$2,406,080	$2,514,279

See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2007	2006
Net sales
Products	$282,149	$291,981
Services	346,295	331,710

	628,444	623,691

Cost of sales
Products	229,672	207,847
Services	278,586	270,971

	508,258	478,818

Gross profit	120,186	144,873

Selling, general and administrative expense	102,432	102,244
Research, development and engineering expense	16,576	19,120

	119,008	121,364

Operating profit	1,178	23,509

Other income (expense)
Investment income	5,622	4,120
Interest expense	(9,426)	(7,829)
Miscellaneous, net	3,235	732
Minority interest	(769)	(992)

(Loss) income before taxes	(160)	19,540

Taxes on income	(5,725)	(6,839)

Net (loss) income	$(5,885)	$12,701

Basic weighted-average shares outstanding	65,673	68,534
Diluted weighted-average shares outstanding	66,156	68,840

Basic (loss) earnings per share	$(0.09)	$0.19
Diluted (loss) earnings per share	$(0.09)	$0.18

Cash dividends paid per common share	$0.235	$0.215
See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2007	2006
Cash flow from operating activities:
Net (loss) income	$(5,885)	$12,701
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Minority share of income	769	992
Depreciation and amortization	19,165	18,889
Share-based compensation	3,516	3,642
Deferred income taxes	3,381	(192)
Loss (gain) on sale of assets, net	794	(945)
Cash provided (used) by changes in certain assets and liabilities:
Trade receivables	19,224	29,522
Inventories	(22,347)	(39,004)
Prepaid expenses	10	(7,010)
Other current assets	(1,608)	219
Accounts payable	(28,301)	(27,959)
Certain other assets and liabilities	6,864	56,563

Net cash (used) provided by operating activities	(4,418)	47,418

Cash flow from investing activities:
Payments for acquisitions, net of cash acquired	—	(9,044)
Proceeds from maturities of investments	17,283	15,229
Payments for purchases of investments	(6,897)	(15,873)
Capital expenditures	(12,088)	(4,941)
Increase in certain other assets	(18,800)	(14,899)

Net cash used by investing activities	(20,502)	(29,528)

Cash flow from financing activities:
Dividends paid	(15,439)	(14,745)
Notes payable borrowings	229,007	596,133
Notes payable repayments	(336,215)	(446,458)
Distribution of affiliates’ earnings to minority interest holder	(15,440)	(590)
Issuance of common shares	1,267	393
Repurchase of common shares	—	(51,921)

Net cash (used) provided by financing activities	(136,820)	82,812

Effect of exchange rate changes on cash	2,221	2,713

(Decrease) increase in cash and cash equivalents	(159,519)	103,415
Cash and cash equivalents at the beginning of the period	253,814	207,900

Cash and cash equivalents at the end of the period	$94,295	$311,315

See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)
1. CONSOLIDATED FINANCIAL STATEMENTS
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2006.
In addition, some of the company’s statements in this Quarterly Report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the three-month period ended March 31, 2007 are not necessarily indicative of results to be expected for the full year.
The company has reclassified the presentation of the cash flow statement for the three months ended March 31, 2006 to conform to the current year presentation.
The company changed its method of accounting for rotable spares used in its service business in 2006. The previous accounting method incorrectly classified rotable spares as long-lived assets and depreciated the parts over their estimated useful life. The company’s new method of accounting is to classify rotable spares within inventories and to expense the cost of the parts in the period that they are used. In addition, rotable spares expenditures, which were previously included within Cash flows from investing activities, are now included within Cash flows from operating activities on the Condensed Consolidated Statements of Cash Flows. The impact of this correction is not material to income from operations, net (loss) income or (loss) earnings per share and as such the company has presented this correction as an immaterial revision of its financial statements consistent with the discussion of such matters within Staff Accounting Bulletin No. 108. As a result of applying this correction, net rotable spares of $55,592 and $53,697 are now classified within inventories at March 31, 2007 and December 31, 2006, respectively. Rotable spares expenditures of $5,676 and $3,104 are now included within Cash flows from operating activities for the three months ended March 31, 2007 and 2006, respectively.
In June 2006, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 06-03, “How Sales Tax Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That is, Gross versus Net Presentation).” This EITF Issue clarifies that the presentation of taxes collected from customers and remitted to governmental authorities on a gross (included in revenues and costs) or net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to Accounting Principles Board (APB) Opinion No. 22, “Disclosure of Accounting Policies.” The EITF Issue is effective for the company beginning in fiscal year 2007. The company’s accounting policy is to collect such taxes from customers and account for them on a net basis. The adoption of EITF Issue No. 06-03 did not impact the company’s consolidated financial statements.
2. SHARE-BASED COMPENSATION
The company’s share-based compensation policy is consistent with the requirements of Statement of Financial Accounting Standards No. 123(revised 2004), Share-Based Payment (SFAS No. 123(R)), which requires that all share-based payments to employees be recognized in the statement of income based on their grant-date fair values during the period in which the employee is required to provide services in exchange for the award.
Share-based compensation was recognized as a component of selling, general and administrative expenses. Total share-based compensation expense for the three months ended March 31, 2007 and 2006 was $3,516 and $3,642, respectively.
Options outstanding and exercisable under the 1991 Plan as of March 31, 2007 and changes during the three months ended March 31, 2007 were as follows:

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)
2. SHARE-BASED COMPENSATION (continued)

		Weighted-
		Average	Weighted-Average	Aggregate
		Exercise	Remaining Contractual	Intrinsic
	Shares	Price	Term (in years)	Value (1)
Outstanding at January 1, 2007	2,945	$40.70
Granted	234	47.27
Exercised	(35)	34.80
Cancelled/Forfeited	(11)	37.26

Outstanding at March 31, 2007	3,133	$41.27	6	$24,476

Exercisable at March 31, 2007	2,253	$40.12	5	$20,394

(1)	The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the company’s closing stock price on the last trading day of the first quarter of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2007. The amount of aggregate intrinsic value will change based on the fair market value of the company’s common stock.
The following tables summarize information on unvested restricted stock units and performance shares outstanding:

	Number of	Weighted-Average
Restricted Stock Units (RSUs):	Shares	Grant-Date Fair Value
Unvested at January 1, 2007	308	$45.12
Forfeited	(16)	52.68
Vested	(45)	52.92
Granted	134	47.27

Unvested at March 31, 2007	381	$44.63

	Number of	Weighted-Average
Performance Shares:	Shares	Grant-Date Fair Value
Unvested at January 1, 2007	556	$48.55
Cancelled/Forfeited	(166)	53.32
Vested	(51)	52.42
Granted	205	47.27

Unvested at March 31, 2007	544	$46.25

Unvested performance shares are based on a maximum potential payout. Actual shares granted at the end of the performance period may be less than the maximum potential payout level depending on achievement of performance share objectives.
3. (LOSS) EARNINGS PER SHARE
The basic and diluted (loss) earnings per share computations in the condensed consolidated statements of operations are based on the weighted-average number of shares outstanding during each period reported. The following table shows the amounts used in computing earnings per share and the effect on the weighted-average number of shares of potentially dilutive common stock.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)
3. (LOSS) EARNINGS PER SHARE (continued)

	Three Months Ended
	March 31,
	2007	2006

Numerator:
(Loss) income used in basic and diluted earnings per share:
Net (loss) income	$(5,885)	$12,701
Denominator:
Basic weighted-average shares	65,673	68,534
Effect of dilutive share-based compensation	483	306

Diluted weighted-average shares	66,156	68,840

Basic (loss) earnings per share	$(0.09)	$0.19
Diluted (loss) earnings per share	$(0.09)	$0.18

Anti-dilutive shares not used in calculating diluted weighted-average shares	1,020	976
4. INVENTORIES
The company’s inventories are valued at the lower of cost or market applied on a first-in, first-out (FIFO) basis, with the exception of Brazil and election systems, which are valued using the average cost method, which approximates FIFO. At each reporting period, the company identifies and writes down its excess or obsolete inventory to its net realizable value based on forecasted usage, orders and inventory aging. With the development of new products, the company also rationalizes its product offerings and will write down discontinued product to the lower of cost or net realizable value.
Major classes of inventories are summarized as follows:

	March 31, 2007	December 31, 2006
Finished goods	$152,020	$119,466
Service parts	157,724	152,066
Work in process	108,995	128,983
Raw materials	51,439	42,289

Total inventory	$470,178	$442,804

5. OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) is reported separately from retained earnings and additional capital in the condensed consolidated balance sheets. Items considered to be other comprehensive income (loss) include adjustments made for foreign currency translation (under SFAS No. 52) and pensions (under SFAS No. 87 and No. 158).
Components of accumulated other comprehensive income (loss) consist of the following:

	March 31,	December 31,
	2007	2006

Translation adjustment	$63,007	$37,333
Pensions, less accumulated taxes of $(23,073) for 2007 and 2006	(41,602)	(41,602)

Accumulated other comprehensive income (loss)	$21,405	$(4,269)

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)
5. OTHER COMPREHENSIVE INCOME (LOSS) (continued)
Components of comprehensive income (loss) consist of the following for the three months ended March 31:

	2007	2006

Net (loss) income	$(5,885)	$12,701
Other comprehensive income (loss) - translation adjustment	25,674	(23,482)

Comprehensive income (loss)	$19,789	$(10,781)

6. INCOME TAXES
First quarter 2007 restructuring charges were recorded with no associated tax benefit. Consequently, the company recorded taxes of $5,725 on a pre-tax loss of $160. As the restructuring is concluded, the company will pursue its ability to ultimately realize the tax benefits of these charges. The annual effective tax rate used for the three months ended March 31, 2007, excluding restructuring charges, was 27.0 percent versus 35.0 percent in the same period in 2006. The lower annual effective tax rate is primarily due to income mix, which favors lower tax jurisdictions and the successful implementation of global tax initiatives.
Effective January 1, 2007, the company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the recognition, measurement, presentation and disclosure in the company’s financial statements of uncertain tax positions taken or expected to be taken in a tax return. The adoption of FIN 48 had no material effect on the financial statements. As a result, there was no cumulative effect related to adoption. However, certain amounts have been reclassified in the statement of financial position in order to comply with the requirements of FIN 48.
At January 1, 2007, the company had an unrecognized tax benefit of approximately $6,565. The entire amount of unrecognized tax benefits, if recognized, would affect the company’s effective tax rate. As of the date of adoption, the company does not anticipate a material increase or decrease in the total unrecognized tax benefits during the next 12 months.
The company is currently under federal audit by the Internal Revenue Service (IRS) for tax years 2003 and 2004. All tax years prior to 2003 are closed by statute or have been audited and settled with the IRS, with the exception of tax years 1997 through 1999 and 2001 through 2006, which remain open due to amended returns, refund claims or by virtue of the statute of limitations.
The company is being audited by various state and international jurisdictions. In material jurisdictions, the company has statutes open back to and including 2001.
The company classifies interest expense and penalties related to the underpayment of income taxes in the financial statements as income tax expense. Consistent with the treatment of interest expense, the company accrues interest income on overpayments of income taxes where applicable and classifies interest income as a reduction of income tax expense in the financial statements. Total net interest expense and penalties as of the date of adoption were $266.

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

	Pension Benefits		Other Benefits
	2007	2006	2007	2006

Components of Net Periodic Benefit Cost Three months ended March 31
Service cost	$2,865	$2,795	$2	$2
Interest cost	6,403	5,761	339	312
Expected return on plan assets	(8,252)	(7,749)	—	—
Amortization of prior service cost	154	191	(129)	(153)
Recognized net actuarial loss	1,009	1,138	183	198

Net periodic pension benefit cost	$2,179	$2,136	$395	$359

Cash Flows
Previously, the company disclosed expected payments related to the 2007 plan year of $14,778 to its qualified and non-qualified pension plans and $2,441 to its other postretirement benefit plan. There have been no significant changes to the 2007 plan year contribution amounts previously disclosed. As of March 31, 2007 and 2006, contributions of $3,661 and $3,688 have been made to the pension plans, respectively.
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

	DNA	DI	ES & Other	Total

Segment Information by Channel for the quarter ended March 31, 2007

Revenue	$336,173	$284,424	$7,847	$628,444
Operating profit (loss)	14,997	(14,639)	820	1,178
Capital expenditures	5,952	5,912	224	12,088
Depreciation	5,675	5,986	172	11,833
Property, plant and equipment	336,406	146,948	6,408	489,762

Segment Information by Channel for the quarter ended March 31, 2006

Revenue	$332,809	$241,812	$49,070	$623,691
Operating profit (loss)	18,136	(1,641)	7,014	23,509
Capital expenditures	1,892	1,406	1,643	4,941
Depreciation	5,830	5,971	599	12,400
Property, plant and equipment	339,602	129,794	7,673	477,069
Revenue Summary by Geographic Segment

	For the three months ended
	March 31,
	2007	2006

The Americas:
Financial self-service solutions	$289,854	$266,613
Security solutions	155,188	158,249
Election systems	7,847	30,433
Lottery systems	—	18,637

Total Americas	452,889	473,932

Asia-Pacific:
Financial self-service solutions	57,878	45,346
Security solutions	9,907	8,706

Total Asia Pacific	67,785	54,052

EMEA:
Financial self-service solutions	102,314	91,596
Security solutions	5,456	4,111

Total EMEA	107,770	95,707

Total Revenue	$628,444	$623,691

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)
8. SEGMENT INFORMATION (continued)
Revenue Summary by Product and Service Solutions

	For the three months ended March 31,
	2007	2006

Financial self-service:
Products	$216,377	$179,757
Services	233,669	223,798

Total financial self-service	450,046	403,555

Security:
Products	63,068	68,926
Services	107,483	102,140

Total security	170,551	171,066

Total financial self-service & security	620,597	574,621

Election systems:
Products	2,704	24,661
Services	5,143	5,772

Total election systems	7,847	30,433

Lottery systems	—	18,637

Total revenue	$628,444	$623,691

9. GUARANTEES AND PRODUCT WARRANTIES
The company has applied the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, to its agreements that contain guarantees or indemnification clauses. These disclosure requirements expand those required by SFAS No. 5, Accounting for Contingencies, by requiring a guarantor to disclose certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote. The following is a description of arrangements in effect as of March 31, 2007 in which the company is the guarantor:
In connection with the construction of certain manufacturing facilities, the company guaranteed repayment of principal and interest on variable rate industrial development revenue bonds by obtaining letters of credit. The bonds were issued with a 20-year original term and are scheduled to mature in 2017. Any default, as defined in the agreements, would obligate the company for the full amount of the outstanding bonds through maturity. At March 31, 2007, the carrying value of the liability was $11,900. The company provides its global operations guarantees and standby letters of credit through various financial institutions to suppliers, regulatory agencies and insurance providers. If the company is not able to make payment, the suppliers, regulatory agencies and insurance providers may draw on the pertinent bank. At March 31, 2007, the maximum future payment obligations relative to these various guarantees totaled $47,466, of which $22,663 represented standby letters of credit to insurance providers for which no associated liability was recorded.
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

	2007	2006

Balance at January 1	$21,497	$21,399
Current period accruals	7,037	4,575
Current period settlements	(5,756)	(4,345)

Balance at March 31	$22,778	$21,629

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
10. ACQUISITIONS
The following mergers and acquisitions were accounted for as purchase business combinations and, accordingly, the purchase price has been or will be allocated to identifiable tangible and intangible assets acquired and liabilities assumed, based upon their respective fair values, with the excess allocated to goodwill. Results of operations from the date of acquisition of these companies are included in the condensed consolidated statements of operations of the company.
Effective January 1, 2007, the company acquired Brixlogic, Inc. (Brixlogic) based in San Mateo, California for approximately $8,349. Brixlogic is a software development firm previously used by the company for various software development projects. Preliminary estimate of goodwill and other intangibles amounted to approximately $8,309 at March 31, 2007. Brixlogic is included as part of the company’s DNA segment.
In December 2006, the company acquired the remaining 45 percent of Diebold Colombia, S.A. (Colombia) held by J.J.F. Panama, Inc. and C.R. Panama, Inc. The acquisition was effected in a combination of 56 percent stock and 44 percent cash for a total purchase price of $6,800. Preliminary estimate of goodwill and other intangibles, net of amortization, amounted to approximately $6,800 at March 31, 2007. As a result of this acquisition, this organization became a wholly owned subsidiary of the company and is included as part of the company’s DI segment.
In August 2006, the company acquired Bitelco Telecommunications, Ltd. and Bitelco Services, Ltd. (Bitelco) based in Santiago, Chile for approximately $9,564. Bitelco is a leading security company specializing in product integration, installation, project management and service. Bitelco provides electronic security, fire detection and suppression, and telecommunications security solutions for the financial, commercial, government and retail markets. Preliminary estimate of goodwill and other intangibles net of amortization amounted to approximately $5,934 at March 31, 2007. Bitelco is included as a part of the company’s DI segment.
In July 2006, the company acquired Firstline, Inc. (Firstline) for $14,080. Firstline, located in Gold River, California, is a first- and second-line ATM maintenance service provider operating throughout the west coast of the U.S. and also provides limited cash handling services. Goodwill and other intangibles, net of amortization, resulting from the acquisition amounted to approximately $5,901 and $7,309, respectively, at March 31, 2007. Firstline is included as part of the company’s DNA segment.
In June 2006, the company acquired Actcom, Incorporated (Actcom), a privately-held company based in Virginia Beach, Virginia, for approximately $11,367. Actcom is a leader in identification and enterprise security. Actcom’s primary customers include U.S. federal government agencies, such as the Department of Defense, as well as state and municipal government agencies. Goodwill and other intangibles, net of amortization, resulting from the acquisition amounted to approximately $8,823 and $0, respectively, at March 31, 2007. Actcom is included as part of the company’s DNA segment.
In May 2006, the company acquired ERAS Joint Venture, LLP (ERAS) for $14,000. ERAS is a processing and imaging provider of outsourced serviced and installed systems based in Miami, Florida. Goodwill and other intangibles, net of amortization, resulting from the acquisition amounted to approximately $7,921 and $4,351, respectively, at March 31, 2007. ERAS is included as part of the company’s DNA segment.
In February 2006, the company purchased the membership interests of Genpass Service Solutions, LLC (GSS) for $11,931. GSS is an independent, third-party ATM maintenance and service provider for approximately 6,000 ATMs in 34 states within the U.S. and has been integrated within the company’s DNA service organization. Goodwill and other intangibles, net of amortization, amounted to approximately $7,287 and $175, respectively, at March 31, 2007.

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
The company used $270,000 of the net proceeds from the senior notes to reduce the outstanding balance under its revolving credit facility, which has a variable interest rate. The remaining $30,000 was used to fund normal operations. Refer to management’s discussion and analysis related to “Liquidity and Capital Resources” for further information related to the company’s financing as of March 31, 2007.
12. RESTRUCTURING CHARGES
During the first quarter of 2006, the company initiated a restructuring plan related to realignment of its global research and development efforts. Total pre-tax costs to be incurred related to research and development realignment was anticipated to be approximately $12,400. For the quarter ended March 31, 2006, total restructuring expenses were incurred as follows: $692 against product cost of sales; $199 against service cost of sales and $3,096 against operating expenses, primarily within research, development and engineering. These restructuring charges were incurred in the following segments: $3,295 within DI and $692 within DNA. These charges were comprised primarily of severance and other employee costs associated with staff reductions. Staff reductions resulted in 180 involuntary employee terminations during the first quarter 2006. As of March 31, 2007 and December 31, 2006, the restructuring accrual balance was $4,310 and $7,510, respectively, related to the above activities.
Also, during the first quarter of 2006, the company announced a plan to close its production facility in Cassis, France in an effort to optimize its global manufacturing operations. As of March 31, 2007, the company expects total costs incurred related to the closure of this facility will be in the range of $24,000 to $27,000. For the quarter ended March 31, 2007, total restructuring expenses incurred were $21,366 and are included as part of product cost of sales. During the quarter, the company officially notified 122 employees of termination of their employment. Restructuring expenses by operating segment and cost category are presented in the following table:

	DNA	DI	ES & Other	Total

Expected costs:
Employee severance costs	$—	$20,500	$—	$20,500
Other [2]	—	6,500	—	6,500

Total expected costs [1]	$—	$27,000	$—	$27,000
Costs incurred during the three months ended March 31, 2007:
Employee severance costs	$—	$15,705	$—	$15,705
Other [2]	—	5,661	—	5,661

Total costs incurred during the three months ended March 31, 2007	$—	$21,366	$—	$21,366
Costs incurred to date:
Employee severance costs	$—	$15,705	$—	$15,705
Other [2]	—	5,661	—	5,661

Total costs incurred to date	$—	$21,366	$—	$21,366

1	Total expected costs are allocated to operating segment and cost category based on the high end of the company’s estimated range of $24,000 to $27,000.

2	Other costs include legal fees, asset impairment and costs to transfer usable inventory and equipment.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)
12. RESTRUCTURING CHARGES (continued)
As of March 31, 2007, the restructuring accrual related to the production facility is presented in the following table:

	Beginning	Liabilities	Liabilities		Ending
	Balance	Incurred	Paid/Settled	Adjustments	Balance

Employee severance costs	$—	$15,705	$6,745	$—	$8,960
Other [1]	—	5,661	940	—	4,721

Total	$—	$21,366	$7,685	$—	$13,681

1	Other costs include legal fees, asset impairment and costs to transfer usable inventory and equipment.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As of March 31, 2007
(Unaudited)
(Dollars in thousands, except per share amounts)
OVERVIEW
Over 148 years ago, Diebold went into the business of making strong, reliable safes. Diebold, Incorporated has a long tradition of safeguarding assets and protecting investments. Today, the company is a global leader in providing integrated self-service delivery systems, security and services to customers within the financial, government, retail and commercial sectors. In 2003, the company introduced Opteva, a new ATM line within the financial self-service market that provides a higher level of security, convenience and reliability. Opteva is powered by Agilis, which is a software platform for financial self-service equipment that was developed by the company. The combination of Opteva and Agilis provides the ability for financial institutions to customize solutions to meet their consumers’ demands and positively affect equipment performance, while providing a safer ATM. The Agilis software platform gives customers the ability to run the same software across their entire network, which helps contain costs and improve financial self-service equipment availability. Security features were engineered into the design of Opteva, including consumer awareness mirrors to discourage shoulder surfing and provide consumers with increased security during ATM transactions. Opteva also includes PIN-pad positioning that helps maintain consumer security, a recessed fascia design, card reader technology with a jitter mechanism, an optional ink-dye system and an envelope depository that is designed to resist trapping. The company’s software includes the industry’s most advanced ATM protection against viruses, worms and other cyber security threats. Diebold is at the forefront in protecting ATMs from threats. The company established its own Global Security Task Force to collect, analyze, clarify and disseminate news and information about ATM fraud and security. The group includes employees from various departments around the world. These employees work to reduce fraud and to improve security for the industry. In addition to these advances in the company’s product line, the company has also continued to make strategic acquisitions, which have increased its presence in the security market.
The election systems business continues to be a challenge for the company. A number of individuals and groups have raised concerns about the reliability and security of the company’s election systems products and services. The individuals and groups making these challenges oppose the use of technology in the electoral process generally and, specifically, have filed lawsuits and taken other actions to publicize what they view as flaws in the company’s election management software and firmware. These efforts have adversely affected some of the company’s relations with its election systems customers. Despite all of these challenges, the company continues to participate in new jurisdiction decisions to purchase voting equipment. Future delays or increases in the costs of providing products and services may be encountered as a result of possible future challenges, changes in the laws and changes to product specifications, any of which may adversely affect the company’s election systems sales. Management is still in the process of evaluating its long-term strategic position with respect to the election systems business.
The markets the company serves are dynamic and continue to grow. Financial institutions continue to place increasing strategic importance on their retail networks. Demand is increasing for integrated security solutions. The company’s brand is trusted by its customers. The company has a growing global footprint with a broad customer base. Besides world-class products and services that offer a competitive advantage, one of the key features of the company is the commitment, energy and knowledge of its employees. As the company focuses on the future, its long-term strategic plan includes focusing on the customer to increase loyalty, improving product and service quality, strengthening the supply chain, enhancing communications through teamwork and rebuilding profitability. The company announced restructuring activities in 2005 and 2006 that are in line with long-term strategic plan including European and U.S. manufacturing capacity optimization, realignment of global research and development efforts, reorganization of its global information technology operation and rationalization of product development.
Also, the company has initiated its multi-year profit improvement plan that targets a $100,000 reduction in the company’s cost structure by the end of 2008. These improvements are focused on a number of key areas including forecasting, order management, product staging, improved accounts receivable collections and other elements of supply chain management. As of year end 2006, the company eliminated $12,000 in expense from its 2007 cost structure. The company has also identified an additional $23,000 in costs that it intends to eliminate by the end of 2007, with the remaining $65,000 expected

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)
As of March 31, 2007
(Unaudited)
(Dollars in thousands, except per share amounts)
OVERVIEW (continued)
to be eliminated by the end of 2008. The company remains confident with its goal of achieving a corporate operating margin of 11 to 12 percent in 2009.
Since assuming implementation and support responsibilities for the global enterprise resource planning (ERP) system and other IT-related functions on June 1, 2006, the company has made some progress addressing stabilization of the ERP system. The company hired key executive management with considerable experience in IT strategic planning, business transformation and global ERP system implementation. In addition, the company has made substantial progress with the evaluation of its ERP implementation plan and global IT organization, as well as the completion of its evaluation of its software and hardware architecture. As a result of this completed evaluation, the company recorded a non-cash charge of $22,462 during the fourth quarter of 2006 related to the impairment of a portion of the costs previously capitalized relative to the company’s ERP implementation. The impairment charge was primarily a result of previous customizations made to the software and software-related costs that have been rendered obsolete due to adjustments in the implementation plan, process improvements and the decision to implement a newer release of the ERP software. The company remains committed to the ERP platform and achieving the resulting efficiencies from an integrated global IT system.
The company continued to optimize its manufacturing capacity, including a restructuring of its production operations, in 2006. A major component of this initiative was to establish a new manufacturing operation for financial self-service terminals and related components in the Eastern European region. The company identified Budapest, Hungary, as the location for this production facility and successfully initiated serial production at the facility, producing approximately 1,000 Opteva ATMs during fourth quarter 2006. During first quarter 2007, the company continued to ramp up production at the new facility, producing approximately 1,700 Opteva ATMs. The company is on target to produce approximately 10,000 ATMs in Hungary in 2007. The facility is now the primary source of ATMs for the Diebold EMEA market. Quality levels and on-time delivery of products from this facility met or exceeded that achieved by the company’s manufacturing plants in Asia and North America. Additionally, as a result of this planned restructuring, the company engaged in the consultation process required in order to close its existing production facility located in Cassis, France. The company has determined it has fulfilled its obligation to the consultation process. As a result, the production facility in Cassis, France was closed at the end of the first quarter. In March 2007, the company finalized an agreement with the remaining union that was legally challenging the closure of the facility, and all the unions have agreed to the related social plan. All usable inventories and production equipment had been transferred to other locations by the end of the first quarter. The sale of the building continues to progress, and the company anticipates closing the transaction with the buyer during the second quarter. The company incurred first quarter restructuring charges totaling $21,366 related to the closing of the facility.
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
The business drivers of the company’s future performance include several factors that include, but are not limited to:
•	timing of a self-service upgrade and/or replacement cycle in mature markets such as the United States;

•	high levels of deployment growth for new self-service products in emerging markets such as Asia-Pacific;

•	demand for new service offerings, including outsourcing or operating a network of ATMs;

•	demand beyond expectations for security products and services for the financial, retail, commercial and government sectors;

•	implementation and timeline for new election systems in the United States;

•	the company’s strong financial position; and

•	the company’s ability to successfully integrate acquisitions.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)
As of March 31, 2007
(Unaudited)
(Dollars in thousands, except per share amounts)
OVERVIEW (continued)
In addition to the business drivers above, the company, as a global operation, is exposed to risks described under the caption entitled “Forward-Looking Statement Disclosure.”
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s discussion and analysis of the company’s financial condition and results of operations are based upon the company’s condensed consolidated financial statements. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. The company bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Management believes there have been no significant changes during the quarter ended March 31, 2007 to the items that the company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the company’s Annual Report on Form 10-K for the year ended December 31, 2006.
RECENT ACCOUNTING PRONOUNCEMENTS
In March 2007, the Financial Accounting Standards Board (FASB) ratified the consensus on EITF Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance” (EITF No. 06-10), which is effective for fiscal years beginning after December 15, 2007. EITF No. 06-10 requires an employer to recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with FASB Statement No. 106 (if, in substance a postretirement benefit plan exists) or Accounting Principles Board (APB) Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) if, based on the substantive arrangement with the employee, the employer has agreed to maintain a life insurance policy during the employee’s retirement or provide the employee with a death benefit. EITF No. 06-10 also requires an employer to recognize an asset based on the substance of the arrangement it has with the employee. The company is currently evaluating the impact of the adoption of EITF No. 06-10 on its financial statements.
In February 2007, the FASB issued Statement of Financial Accounting Standards No.159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 (SFAS No. 159), which is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The company is currently evaluating the impact of SFAS No. 159 on its financial statements.
In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statement Nos. 87, 88, 106 and 132(R) (SFAS No. 158). SFAS No. 158 requires an entity to recognize the funded status of a defined benefit postretirement plan in its statement of financial position measured as the difference between the fair value of plan assets and the benefit obligation. For a pension plan, the benefit obligation would be the projected benefit obligation; for any other postretirement benefit plan, the benefit obligation would be the accumulated postretirement benefit obligation. The pronouncement also requires disclosure of additional information in the notes to financial statements about certain effects of net periodic benefit cost in the subsequent fiscal year that arise from delayed recognition of the actuarial gains and losses and the prior service costs and credits. The company has adopted these requirements as of December 31, 2006. The pronouncement also requires, for fiscal years ending after December 15, 2008, entities to recognize the actuarial gains and losses and the prior service costs and credits that arise during the period, but are not recognized as components of net periodic benefit cost as a component of other comprehensive income, and measure defined benefit plan assets and obligations as of the date of the employer’s statement of financial position for fiscal years ending after December 15, 2008. The company is currently evaluating the impact of the adoption of the measurement requirement on its financial statements.
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
As of March 31, 2007
(Unaudited)
(Dollars in thousands, except per share amounts)
LIQUIDITY AND CAPITAL RESOURCES
Capital resources are obtained from income retained in the business, borrowings under the company’s committed and uncommitted credit facilities, long-term industrial revenue bonds, and operating and capital leasing arrangements. Management expects that cash provided from operations, available credit, long-term debt and the use of operating leases will be sufficient to finance planned working capital needs, investments in facilities or equipment, and the purchase of company common stock at least for the next twelve months. Part of the company’s growth strategy is to pursue strategic acquisitions. The company has made acquisitions in the past and intends to make acquisitions in the future. The company intends to finance any future acquisitions with either cash provided from operations, borrowings under available credit facilities, proceeds from debt or equity offerings and/or the issuance of common shares.
Net cash provided by operating activities decreased by $51,836 in the first quarter of 2007, moving from $47,418 of cash provided by operating activities in the first quarter of 2006 to a cash use of $4,418 in the first quarter of 2007. Cash flows from operating activities are generated mainly from net income and controlling the components of working capital. The primary reasons for this decrease were the $18,586 decrease in net income and the reduction in cash provided by certain other assets and liabilities, which provided cash of $56,563 in the first quarter of 2006 compared to $6,864 in the first quarter of 2007. This reduction was due to less cash from deferred income and higher tax payments. Cash flows from operations during the quarter benefited from a $19,224 decrease in accounts receivable. Days sales outstanding improved to 78 days at March 31, 2007 compared to 86 days at March 31, 2006, with most of the improvement occurring in North America and EMEA. In addition, first quarter 2007 cash collections included $5,000 of previously reserved election systems receivables related to a county in California. The increase in inventories in the first quarter of 2007 was $22,347 and was $16,657 less than the $39,004 increase in inventories during the first quarter of 2006. Inventory turns improved slightly, moving from 4.6 turns at March 31, 2006 to 4.7 turns at March 31, 2007, with the improvement primarily occurring in North America.
The company used $20,502 for investing activities in the three months ended March 31, 2007, a decrease of $9,026 from the same period in 2006. The decrease was the result of the $9,044 used for the first quarter 2006 acquisition of GSS and lower net investment activity of $11,030 in first quarter 2007. These benefits were partially offset by an increase in capital expenditures of $7,147 and an increase in certain other assets of $3,901.
Net cash used by financing activities was $136,820 in the three months ended March 31, 2007, an increase of $219,632 over cash provided by financing activities of $82,812 in the three months ended March 31, 2006. The increase in cash used by financing activities in 2007 compared to the same period in 2006 was largely attributable to the decrease in net note payable borrowings of $256,883, partially offset by a decrease of $51,921 in stock repurchases.
In March 2006, the company secured fixed-rate long-term financing of $300,000 in senior notes in order to take advantage of attractive long-term interest rates. The maturity dates of the senior notes are staggered, with $75,000, $175,000 and $50,000 becoming due in 2013, 2016 and 2018, respectively. The company used $270,000 of the net proceeds from the offering to reduce the outstanding balance under its revolving credit facility. All other contractual cash obligations with initial and remaining terms in excess of one year and contingent liabilities remained generally unchanged at March 31, 2007 compared to December 31, 2006.
At March 31, 2007, the company had U.S. dollar denominated private placement debt outstanding of $300,000, U.S. dollar denominated outstanding bank credit lines approximating $231,658, euro denominated outstanding bank credit lines approximating 26,047 (translated at $34,784) and Indian rupee denominated outstanding bank credit lines approximating 175,000 (translated at $4,051). An additional $255,533 was available under committed credit line agreements, and $73,020 was available under uncommitted lines of credit.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)
As of March 31, 2007
(Unaudited)
(Dollars in thousands, except per share amounts)
RESULTS OF OPERATIONS
First Quarter 2007 Comparison with First Quarter 2006
Net Sales
Net sales for the first quarter of 2007 totaled $628,444 and were $4,753 or 0.8 percent higher than net sales for the first quarter of 2006. Financial self-service product and services revenue increased by $46,491 or 11.5 percent over the comparable period in 2006 with revenue from Europe, Middle East, and Africa (EMEA) increasing by 11.7 percent, with revenue from the Americas increasing by 8.7 percent, and revenue from Asia Pacific increasing by 27.6 percent. Security product and services revenue decreased by $515 or 0.3 percent over the first quarter of 2006 due to a decline in the Americas of 1.9 percent due in part to reduced activity associated with new branch construction in the U.S. This decline was partially offset by increases in EMEA of 32.7 percent and Asia Pacific of 13.8 percent. Election systems product and services revenue of $7,847 decreased by $22,586 or 74.2 percent over the first quarter of 2006. In addition, revenue was adversely impacted by no Brazilian lottery revenue in the first quarter of 2007 compared with $18,637 of revenue in the first quarter of 2006. Total revenue for the first quarter of 2007 was positively impacted by approximately $11,082 or 1.0 percent primarily related to the quarter-over-quarter strengthening of the euro and the Brazilian real.
Gross Profit
Gross profit for the first quarter of 2007 totaled $120,186 and was $24,687 or 17.0 percent lower than gross profit in the first quarter of 2006. Restructuring charges of $21,366 were included in the first quarter of 2007, while restructuring charges of $891 were included in the first quarter of 2006.
Product gross margin for the first quarter of 2007 was 18.6 percent compared to 28.8 percent in the first quarter of 2006. Restructuring charges of $21,366 were included in product costs of sales for the first quarter of 2007 while restructuring charges of $692 were recorded in the first quarter of 2006. Restructuring charges in the first quarter of 2007 related entirely to the closing of the manufacturing operations in Cassis, France and adversely affected product gross margin by 7.6 percentage points. Restructuring charges in the first quarter of 2006 related primarily to the closure of a U.S. manufacturing operation and adversely affected product gross margins by 0.3 percentage points. The non-recurring revenue from the higher margin Brazilian lottery business and a gross margin loss on the significantly reduced revenue in election systems business negatively affected total product gross margin by 2.9 percentage points. Gross margin for the combined financial self-service and security businesses was flat quarter over quarter.
Service gross margin for the first quarter of 2007 was 19.6 percent compared to 18.3 percent in the first quarter of 2006. Restructuring charges of $199 were included in service costs of sales for the first quarter of 2006. The quarter-over-quarter improvement in service margin was driven by improved product quality and related productivity gains, primarily within the U.S. market, slightly offset by reduced margins in EMEA.
Operating Expenses
Total operating expenses for the first quarter of 2007 were 18.9 percent of net sales, down from 19.5 percent in the first quarter of 2006. The improvement in operating expenses as a percent of revenues was due to a $5,000 reduction in the reserve for bad debts. This reduction was related to the collection of the previously reserved for election receivables from a county in California. Restructuring charges of $3,096, or 0.5 percent of net sales, were included in operating expenses for the first quarter of 2006 and were primarily related to the realignment of research and development efforts globally.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)
As of March 31, 2007
(Unaudited)
(Dollars in thousands, except per share amounts)
RESULTS OF OPERATIONS (continued)
Other Income (Expense)
Other income and expense for the first quarter of 2007 totaled $1,338 of net expense and was $2,631 lower than the first quarter of 2006. This expense decrease was due primarily to increase in foreign exchange gains. The adverse impact of higher interest expense was offset by an increase in investment income.
Net (Loss) Income
Net loss for the first quarter of 2007 was $5,885 and decreased $18,586 compared with the first quarter net income of $12,701 in 2006. Net loss was 0.9 percent of revenue for the first quarter of 2007 compared to net income of 2.0 percent in the first quarter of 2006. The decrease in net income was primarily due to restructuring charges of $21,366 recorded in the first quarter of 2007. The first quarter 2007 restructuring charges were recorded with no associated tax benefit. As a result, the company recognized taxes of $5,725 on a loss before taxes of $160. The company will pursue its ability to ultimately realize a tax benefit for the charges.
Segment Analysis
DNA first quarter 2007 net sales of $336,173 increased $3,364 or 1.0 percent over first quarter 2006 net sales of $332,809. The growth in DNA net sales was due to increased financial self-service revenue partially offset by a decrease in security product revenue. DI first quarter 2007 net sales of $284,424 increased $42,612 or 17.6 percent over first quarter net sales of $241,812. The increase in DI net sales was attributable to strong growth in Asia Pacific and EMEA. ES & Other first quarter 2007 net sales of $7,847 decreased by $41,223 or 84.0 percent compared to first quarter 2006 net sales of $49,070. This decrease was due to no Brazilian lottery revenue in the first quarter of 2007 compared with $18,637 in the first quarter of 2006 and reduced revenues in the election systems business of $22,586.
DNA first quarter 2007 operating profit of $14,997 decreased $3,139 compared with the first quarter 2006 operating profit of $18,136. This decrease was due primarily to increased operating expenses related to IT spending and acquisitions that did not occur in the comparable prior year period. DI operating loss for the first quarter of 2007 was $14,639, a decrease of $12,998 compared with the first quarter of 2006. The decrease in DI operating profit was due primarily to first quarter 2007 restructuring charges of $21,366, an increase of $18,071 over first quarter 2006 restructuring charges of $3,295.
ES & Other first quarter of 2007 operating profit of $820 decreased $6,194 compared with first quarter 2006 operating profit of $7,014. The decrease in operating profit was due to no revenue from the higher margin Brazilian lottery business and a gross margin loss on significantly reduced revenue in the election systems business.
Refer to Note 8 to the condensed consolidated financial statements for details of segment revenue and operating profit.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)
As of March 31, 2007
(Unaudited)
(Dollars in thousands, except per share amounts)
FORWARD-LOOKING STATEMENT DISCLOSURE
In this Quarterly Report on Form 10-Q, statements that are not reported financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give current expectations or forecasts of future events and are not guarantees of future performance. These forward-looking statements relate to, among other things, the company’s future operating performance, the company’s share of new and existing markets, the company’s short- and long-term revenue and earnings growth rates, and the company’s implementation of cost-reduction initiatives and measures to improve pricing, including the optimization of the company’s manufacturing capacity. The use of the words “believes,” “anticipates,” “expects,” “intends” and similar expressions is intended to identify forward-looking statements that have been made and may in the future be made by or on behalf of the company. Although the company believes that these forward-looking statements are based upon reasonable assumptions regarding, among other things, the economy, its knowledge of its business, and on key performance indicators that impact the company, these forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ materially from those expressed in or implied by the forward-looking statements. The company is not obligated to update forward-looking statements, whether as a result of new information, future events or otherwise.
Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Some of the risks, uncertainties and other factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements include, but are not limited to:
•	competitive pressures, including pricing pressures and technological developments;

•	changes in the company’s relationships with customers, suppliers, distributors and/or partners in its business ventures;

•	changes in political, economic or other factors such as currency exchange rates, inflation rates, recessionary or expansive trends, taxes and regulations and laws affecting the worldwide business in each of the company’s operations, including Brazil, where a significant portion of the company’s revenue is derived;

•	acceptance of the company’s product and technology introductions in the marketplace;

•	unanticipated litigation, claims or assessments;

•	costs and benefits associated with the closure of the company’s Cassis production facility, including the timing of related restructuring charges and any tax benefits associated with such changes;

•	the completion of the company’s implementation of its ERP system and other IT-related functions;

•	the company’s ability to reduce costs and expenses and improve internal operating efficiencies, including the optimization of the company’s manufacturing capacity;

•	the company’s ability to successfully implement measures to improve pricing;

•	variations in consumer demand for financial self-service technologies, products and services;

•	challenges raised about the reliability and security of the company’s election systems products, including the risk that such products will not be certified for use or will be decertified;

•	changes in laws regarding the company’s election systems products and services;

•	potential security violations to the company’s information technology systems;

•	the company’s ability to successfully execute its strategy related to the election systems business; and

•	the company’s ability to achieve benefits from its cost-reduction initiatives and other strategic changes.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
(Dollars in thousands)
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The company is exposed to foreign currency exchange rate risk inherent in its international operations denominated in currencies other than the U.S. dollar. A hypothetical 10 percent unfavorable movement in the applicable foreign exchange rates would have resulted in a decrease in 2007 year-to-date operating profit of approximately $6,707. The sensitivity model assumes an instantaneous, parallel shift in the foreign currency exchange rates. Exchange rates rarely move in the same direction. The assumption that exchange rates change in an instantaneous or parallel fashion may overstate the impact of changing exchange rates on amounts denominated in a foreign currency.
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
The company manages interest rate risk with the use of variable rate borrowings under its committed and uncommitted credit facilities, fixed rate borrowings under its private placement agreement and interest rate swaps. Variable rate borrowings totaled $260,784 at March 31, 2007, of which $50,000 was effectively converted to fixed rate using interest rate swaps. A one percentage point increase or decrease in interest rates would have resulted in an increase or decrease in interest expense for the three months ended March 31, 2007 of approximately $527 on the variable debt including the impact of the swap agreement. The company’s primary exposure to interest rate risk is movement in the three-month LIBOR rate. As discussed in Note 11, the company hedged $200,000 of the fixed rate borrowings under its private placement agreement, which was treated as a cash flow hedge. This reduced the effective interest rate by 14 basis points from 5.50 to 5.36 percent.
ITEM 4. CONTROLS AND PROCEDURES
Management of the company is responsible for establishing and maintaining adequate disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Under the supervision and with the participation of the company’s Chief Executive Officer and the Chief Financial Officer, management has evaluated the company’s disclosure controls and procedures as of March 31, 2007. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective. Additionally, there have been no changes in the company’s internal control over financial reporting during the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
At March 31, 2007, the company was a party to several lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the company’s financial position, results of operations or cash flow. In management’s opinion, the condensed consolidated financial statements would not be materially affected by the outcome of any present legal proceedings, commitments, or asserted claims.
In addition to the routine legal proceedings noted above, the company has been served with various lawsuits, filed against it and certain current and former officers and directors, by shareholders and participants in the company’s 401(k) savings plan, alleging violations of the federal securities laws and breaches of fiduciary duties with respect to the 401(k) plan. These complaints seek compensatory damages in an unspecific amount, fees and expenses related to such lawsuit and the granting of extraordinary equitable and/or injunctive relief. For each of these lawsuits, the date each complaint was filed, the name of the plaintiff and the federal court in which such lawsuit is pending are as follows:
•	Konkol v. Diebold Inc., et al., No. 5:05CV2873 (N.D. Ohio, filed December 13, 2005).

•	Ziolkowski v. Diebold Inc., et al., No. 5:05CV2912 (N.D. Ohio, filed December 16, 2005).

•	New Jersey Carpenter’s Pension Fund v. Diebold, Inc. et al., No. 5:06CV40 (N.D. Ohio, filed January 6, 2006).

•	Rein v. Diebold, Inc., et al., No. 5:06CV296 (N.D. Ohio, filed February 9, 2006).

•	Graham v. Diebold, Inc., et al., No. 5:05CV2997 (N.D. Ohio, filed December 30, 2005).

•	McDermott v. Diebold, Inc., et al., No. 5:06CV170 (N.D. Ohio, filed January 24, 2006).

•	Barnett v. Diebold, Inc., et al., No. 5:06CV361 (N.D. Ohio, filed February 15, 2006).

•	Farrell v. Diebold, Inc., et al., No. 5:06CV307 (N.D. Ohio, filed February 8, 2006).

•	Forbes v. Diebold, Inc., et al., No. 5:06CV324 (N.D. Ohio, filed February 10, 2006).

•	Gromek v. Diebold, Inc., et al., No. 5:06CV579 (N.D. Ohio, filed March 14, 2006).
The Konkol, Ziolkowski, New Jersey Carpenter’s Pension Fund, Rein and Graham cases, which allege violations of the federal securities laws, have been consolidated into a single proceeding and the court has appointed lead plaintiffs and lead plaintiffs’ counsel. The McDermott, Barnett, Farrell, Forbes and Gromek cases, which allege breaches of fiduciary duties under the Employee Retirement Income Security Act with respect to the 401(k) plan, have also been consolidated into a single proceeding, and lead plaintiffs and lead plaintiffs’ counsel have been appointed. The company and the individual defendants deny the allegations made against them in each of these groups of cases, regard them as without merit, and intend to defend themselves vigorously.
Two derivative lawsuits, Recht v. O’Dell et al., No. 5:06CV233 (N.D. Ohio, filed January 31, 2006) and Wietschner v. Diebold, Inc., et al., No. 5:06CV418 (N.D. Ohio, filed February 23, 2006), purport to assert claims on behalf of the company for breach of fiduciary duties against certain current and former officers and directors in connection with alleged violations of the federal securities laws. The derivative lawsuits have also been consolidated into a single proceeding, and the court has appointed lead plaintiffs and lead plaintiffs’ counsel
Management is unable to determine the financial statement impact, if any, of the federal securities actions, the 401(k) actions and the derivative actions as of March 31, 2007.
As previously disclosed, the staff of the SEC has begun a formal, non-public investigation related to the company’s revenue recognition policy. In March 2007, the company received a subpoena for documents in connection with the investigation. The company is in the process of responding to the subpoena and is continuing to cooperate with the SEC in connection with the investigation. The company cannot predict the length, scope or results of the investigation, or the impact, if any, on its results of operations.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
PART II. OTHER INFORMATION (Continued)
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Information concerning the company’s stock repurchases made during the first quarter of 2007:
ISSUER PURCHASES OF EQUITY SECURITIES

			(c)	(d)
	(a)		Total Number of	Maximum Number of
	Total Number of	(b)	Shares Purchased as	Shares that May Yet
	Shares	Average Price	Part of Publicly	Be Purchased Under
	Purchased (1)	Paid Per Share	Announced Plans(2)	the Plans(2)
January	13,629	$46.63	—	926,500

February	28,122	46.99	—	2,926,500

March	42	47.71	—	2,926,500

Total	41,793	46.87	—	2,926,500

(1)	Includes 13,629, 28,122 and 42 shares in January, February and March, respectively, surrendered or deemed surrendered to the company in order to satisfy tax withholding obligations in connection with the distribution of shares under employee share-based compensation plans.

(2)	The total number of shares repurchased as part of the publicly announced Plan was 9,073,500 as of March 31, 2007. The Plan was approved by the Board of Directors in April 1997 and authorized the repurchase of up to two million shares. The Plan was amended in June 2004 to authorize the repurchase of an additional two million shares, and was further amended in August and December 2005 to authorize the repurchase of an additional six million shares. On February 14, 2007, the Board of Directors approved an increase in the company’s share repurchase program by authorizing the repurchase of up to an additional two million shares of the company’s outstanding stock. The Plan has no expiration date.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
PART II. OTHER INFORMATION (Continued)
ITEM 6.                               EXHIBITS

3.1	(i )	Amended and Restated Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.1(i) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994. (Commission File No. 1-4879).

3.1	(ii)	Amended and Restated Code of Regulations.

3.2		Certificate of Amendment by Shareholders to Amended Articles of Incorporation of Diebold, Incorporated – incorporated by reference to Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996. (Commission File No. 1-4879).

3.3		Certificate of Amendment to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.3 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998. (Commission File No. 1-4879).

4.1		Rights Agreement dated as of February 11, 1999 between Diebold, Incorporated and The Bank of New York — incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form 8-A dated February 11, 1999. (Commission File No. 1-4879).

*10.1		Form of Employment Agreement as amended and restated as of September 13, 1990 — incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990. (Commission File No. 1-4879).

*10.2		Schedule of Certain Officers who are Parties to Employment Agreements – incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005. (Commission File No. 1-4879).

*10.5	(i)	Supplemental Employee Retirement Plan I as amended and restated July 1, 2002 – incorporated by reference to Exhibit 10.5 (i) of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002. (Commission File No. 1-4879).

*10.5	(ii)	Supplemental Employee Retirement Plan II as amended and restated July 1, 2002 – incorporated by reference to Exhibit 10.5 (ii) of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002. (Commission File No. 1-4879).

*10.7	(i )	1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992. (Commission File No. 1-4879).

*10.7	(ii)	Amendment No. 1 to the Amended and Restated 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 (ii) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998. (Commission File No. 1-4879).

*10.7	(iii)	Amendment No. 2 to the Amended and Restated 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 (ii) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003. (Commission File No. 1-4879).

*10.7	(iv)	2005 Deferred Compensation Plan for Directors of Diebold, Incorporated, effective as of January 1, 2005 – incorporated by reference to Exhibit 10.7(iv) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005. (Commission File No. 1-4879).

*10.8		Diebold, Incorporated 1991 Equity and Performance Incentive Plan (As Amended and Restated as of February 15, 2006) – incorporated by reference to Appendix A of Registrant’s Proxy Statement on Schedule 14A filed on March 17, 2006. (Commission File No. 1-4879).

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

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
PART II. OTHER INFORMATION (Continued)
ITEM 6.                              EXHIBITS (Continued)

*10.18	(iv)	Extension of Retirement and Consulting Agreement with Robert W. Mahoney — incorporated by reference to Exhibit 10.18 (iv) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004. (Commission File No. 1-4879).

*10.18	(vi)	Extension of Retirement and Consulting Agreement with Robert W. Mahoney dated March 7, 2006 — incorporated by reference to Exhibit 10.18 (vi) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005. (Commission File No. 1-4879).

10.20	(i)	Transfer and Administration Agreement, dated as of March 31, 2001 by and among DCC Funding LLC, Diebold Global Finance Corporation (formerly Diebold Credit Corporation), Diebold, Incorporated, Receivables Capital Corporation and Bank of America, N. A. — incorporated by reference to Exhibit 10.20 (i) on Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001. (Commission File No. 1-4879).

10.20	(ii)	Amendment No. 1 to the Transfer and Administration Agreement by and among DCC Funding LLC, Diebold Credit Corporation, Diebold, Incorporated, Receivables Capital Corporation and Bank of America, National Association – incorporated by reference to Exhibit 10.20 (ii) on Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001. (Commission File No. 1-4879).

*10.21		Separation Agreement with Eric C. Evans — incorporated by reference to Exhibit 10.1 on Registrant’s Current Report on Form 8-K filed on October 18, 2005. (Commission File No. 1-4879).

*10.22		Form of Non-qualified Stock Option Agreement

*10.23		Form of Restricted Share Agreement – incorporated by reference to Exhibit 10.2 on Registrant’s Current Report on Form 8-K filed on February 16, 2005. (Commission File No. 1-4879).

*10.24		Form of RSU Agreement

*10.25		Form of Performance Share Agreement

*10.26		Diebold, Incorporated Annual Cash Bonus Plan – incorporated by reference to Exhibit A of Registrant’s Proxy Statement on Schedule 14A filed on March 16, 2005. (Commission File No. 1-4879).

*10.27		Form of Note Purchase Agreement – incorporated by reference to Exhibit 10.1 on Registrant’s Current Report on Form 8-K filed on March 2, 2006. (Commission File No. 1-4879).

*10.28		Employment Agreement between Diebold, Incorporated and Thomas W. Swidarski – incorporated by reference to Exhibit 10.1 on Registrant’s Current Report on Form 8-K filed on May 1, 2006. (Commission File No. 1-4879).

*10.29		Employment [Change in Control] Agreement between Diebold, Incorporated and Thomas W. Swidarski – incorporated by reference to Exhibit 10.2 on Registrant’s Current Report on Form 8-K filed on May 1, 2006. (Commission File No. 1-4879)

*10.30		Compromise Agreement between Diebold International Limited, Diebold, Incorporated and Daniel J. O’Brien – incorporated by reference to Exhibit 10.3 on Registrant’s Current Report on Form 8-K filed on May 1, 2006. (Commission File No. 1-4879).

*10.31		Separation Agreement between Diebold, Incorporated and Michael J. Hillock, effective June 12, 2006 – incorporated by reference to Exhibit 10.1 on Registrant’s Current Report on Form 8-K filed on June 16, 2006. (Commission File No. 1-4879).

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
PART II. OTHER INFORMATION (Continued)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*	Reflects management contract or other compensatory arrangement.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIEBOLD, INCORPORATED

(Registrant)

Date: May 10, 2007	By:	/s/ Thomas W. Swidarski

Thomas W. Swidarski
President and Chief Executive Officer
(Principal Executive Officer)

Date : May 10, 2007	By:	/s/ Kevin J. Krakora

Kevin J. Krakora
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT DESCRIPTION

3.1 (ii)	Amended and Restated Code of Regulations

10.22	Form of Non-qualified Stock Option Agreement

10.24	Form of RSU Agreement

10.25	Form of Performance Share Agreement

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.