Form 10-Q
period 2007-06-30
DIEBOLD INC
filed 2008-09-30
CIK 28823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐. No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐. No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock, $1.25 Par Value — 66,100,607 shares as of August 29, 2008

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
INDEX

Special Note
This quarterly report on Form 10-Q for the quarter ended June 30, 2007 was delayed due to the Company’s discussions with the Office of the Chief Accountant (OCA) of the Securities and Exchange Commission (SEC) with regard to the Company’s practice of recognizing certain revenue on a bill and hold basis in its North America business segment, as well as due to the review of other accounting matters described below. On December 21, 2007, the Company announced that in consultation with outside advisors, it was conducting an internal review into certain accounting and financial reporting matters, including, but not limited to, the review of various balance sheet accounts such as prepaid expenses, accrued liabilities, capitalized assets, deferred revenue and reserves within both the Company’s North America and International businesses. On January 15, 2008, the Company announced that it had concluded its discussion with the OCA and, as a result of those discussions, the Company determined that its previous long-standing method of accounting for bill and hold transactions was in error, representing a misapplication of United States generally accepted accounting principles (GAAP). Management of the Company determined that the corrected method of recognizing revenue would be adopted retroactively after an in-depth analysis and review with its outside auditors, KPMG LLP (KPMG), an independent registered public accounting firm, the Audit Committee of the Company’s Board of Directors, and the OCA. Accordingly, management concluded that the previously issued financial statements for the fiscal years ended December 31, 2006, 2005, 2004 and 2003; the quarterly data in each of the quarters for the years ended December 31, 2006 and 2005; and the quarter ended March 31, 2007, must be restated and should no longer be relied upon. As a result, the Company restated its previously issued financial statements for those periods. Restated financial information is presented in this quarterly report as well as Diebold’s annual report on Form 10-K for the year ended December 31, 2007. The annual report contains a discussion of the restatement and the adjustments made as a result of the restatement.

PART I — FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
DIEBOLD, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30,	December 31,
	2007	2006
	(Unaudited)	(As Restated)
ASSETS
Current Assets
Cash and cash equivalents	$133,803	$253,968
Short-term investments	97,805	99,571
Trade receivables, less allowances of doubtful accounts of $31,476 and $32,104, respectively	527,132	618,315
Inventories	569,078	518,999
Deferred income taxes	83,228	86,290
Prepaid expenses	41,319	34,488
Other current assets	127,934	82,604

Total Current Assets	1,580,299	1,694,235

Securities and other investments	71,134	69,798
Property, plant and equipment, at cost	544,136	550,497
Less accumulated depreciation and amortization	335,713	342,409

Property, plant and equipment, net	208,423	208,088
Goodwill	486,548	459,354
Other assets	182,959	165,185

Total assets	$2,529,363	$2,596,660

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable	$36,646	$11,324
Accounts payable	163,922	156,306
Deferred revenue	373,880	368,717
Other current liabilities	239,756	245,683

Total Current Liabilities	814,204	782,030

Notes payable — long term	521,019	665,481
Pensions and other benefits	40,927	41,142
Postretirement and other benefits	31,550	32,475
Deferred income taxes	35,887	26,405
Other long-term liabilities	25,757	28,814
Minority interest	10,833	21,880
Commitments and Contingencies	—	—

Shareholders’ Equity
Preferred shares, no par value, authorized 1,000,000 shares, none issued	—	—
Common shares, authorized 125,000,000 shares, issued 75,445,602 and 75,145,662, shares, respectively outstanding 65,853,677, and 65,595,596 shares, respectively	94,307	93,932
Additional capital	249,986	235,242
Retained earnings	1,049,997	1,059,725
Treasury shares, at cost (9,591,925 and 9,550,066 shares, respectively)	(405,049)	(403,098)
Accumulated other comprehensive income	59,945	12,632

Total shareholders’ equity	1,049,186	998,433

Total liabilities and shareholders’ equity	$2,529,363	$2,596,660

See accompanying Notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(As Restated)		(As Restated)
Net sales
Products	$324,242	$384,676	$618,657	$713,699
Services	370,943	350,588	722,814	685,710

	695,185	735,264	1,341,471	1,399,409

Cost of sales
Products	235,210	278,075	468,488	510,109
Services	295,977	279,997	579,108	552,864

	531,187	558,072	1,047,596	1,062,973

Gross profit	163,998	177,192	293,875	336,436

Selling and administrative expense	118,062	118,248	225,036	218,796
Research, development and engineering expense	17,832	17,723	34,221	37,312
(Gain) loss on sale of assets, net	(6,438)	340	(6,421)	322

	129,456	136,311	252,836	256,430

Operating profit	34,542	40,881	41,039	80,006

Other income (expense)
Investment income	5,046	4,723	10,654	8,790
Interest expense	(9,899)	(8,039)	(19,284)	(15,398)
Miscellaneous, net	3,804	(2,371)	8,077	(1,003)
Minority interest	(3,750)	(1,884)	(4,407)	(2,931)

Income before taxes	29,743	33,310	36,079	69,464

Taxes on income	9,925	11,788	14,627	24,582

Net income	$19,818	$21,522	$21,452	$44,882

Weighted-average shares outstanding:
Basic	65,793	67,035	65,733	67,780
Diluted	66,829	67,844	66,613	68,397

Earnings per common share:
Basic	$0.30	$0.32	$0.33	$0.66

Diluted	$0.30	$0.32	$0.32	$0.66

See accompanying Notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2007	2006
		(As Restated)
Cash flow from operating activities:
Net income	$21,452	$44,882
Adjustments to reconcile net income to cash provided by operating activities:
Minority share of income	4,407	2,931
Depreciation and amortization	33,059	30,887
Share-based compensation	7,117	9,846
Excess tax benefits from share-based compensation	(152)	(69)
Deferred income taxes	9,641	(596)
(Gain) loss on sale of assets, net	(6,421)	322
Cash provided (used) by changes in certain assets and liabilities:
Trade receivables	96,612	12,672
Inventories	(36,119)	(17,598)
Prepaid expenses	(6,066)	(3,723)
Other current assets	(6,921)	(8,088)
Accounts payable	4,118	(15,594)
Deferred revenue	1,996	8,123
Certain other assets and liabilities	(60,443)	(16,532)

Net cash provided by operating activities	62,280	47,463

Cash flow from investing activities:
Payments for acquisitions, net of cash acquired	(9,090)	(35,149)
Proceeds from maturities of investments	30,936	30,831
Payments for purchases of investments	(18,939)	(27,830)
Proceeds from sale of fixed assets	7,617	6,442
Capital expenditures	(24,027)	(22,427)
Increase in certain other assets	(14,428)	(14,297)

Net cash used by investing activities	(27,931)	(62,430)

Cash flow from financing activities:
Dividends paid	(31,181)	(29,488)
Notes payable borrowings	382,093	857,777
Notes payable repayments	(502,964)	(732,887)
Distribution of affiliates’ earnings to minority interest holder	(15,440)	(718)
Excess tax benefits from share-based compensation	152	69
Issuance of common shares	6,083	1,792
Repurchase of common shares	—	(132,064)

Net cash used by financing activities	(161,257)	(35,519)

Effect of exchange rate changes on cash	6,743	69

Decrease in cash and cash equivalents	(120,165)	(50,417)
Cash and cash equivalents at the beginning of the period	253,968	210,393

Cash and cash equivalents at the end of the period	$133,803	$159,976

See accompanying Notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2007
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)
NOTE 1: CONSOLIDATED FINANCIAL STATEMENTS
The accompanying unaudited condensed consolidated financial statements of Diebold, Incorporated and its subsidiaries (collectively, the Company) have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles (GAAP), however, such information reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results for the interim periods.
The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s annual report on Form 10-K for the years ended December 31, 2007 and 2006. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature, as well as all restatement adjustments discussed in Note 2, “Background of the Restatement,” considered necessary to fairly state the financial position of the Company at June 30, 2007 and December 31, 2006, the results of its operations for the three- and six-month periods ended June 30, 2007 and June 30, 2006 and its cash flows for the six month periods ended June 30, 2007 and June 30, 2006.
In addition, some of the Company’s statements in this quarterly report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the six-month period ended June 30, 2007 are not necessarily indicative of results to be expected for the full year.
NOTE 2: BACKGROUND OF THE RESTATEMENT
In the first quarter of 2006, the Division of Enforcement of the Securities and Exchange Commission (SEC) initiated an informal inquiry into certain of the Company’s accounting and financial reporting matters and requested the Company provide certain documents and information, specifically related to its practice of recognizing certain revenue on a bill and hold basis. In the third quarter of 2006, the Company was informed that the SEC’s previous informal inquiry related to revenue recognition had been converted to a formal, non-public investigation.
On July 25, 2007, the Company announced that it would delay the release of its earnings results for the quarter ended June 30, 2007, as well as the filing of its quarterly report on Form 10-Q for that quarter, while the Company sought guidance from the Office of the Chief Accountant of the SEC (OCA) as to the Company’s revenue recognition policy. The guidance sought related to the Company’s long-standing practice of recognizing certain revenue on a bill and hold basis within its North America business segment.
On October 2, 2007, the Company announced it was discontinuing its use of bill and hold as a method of revenue recognition in both its North America business segment and its International businesses.
On December 21, 2007, the Company announced that, in consultation with outside advisors, it was conducting an internal review into certain accounting and financial reporting matters, including, but not limited to, the review of various balance sheet accounts such as prepaid expenses, accrued liabilities, capitalized assets, deferred revenue, and reserves within both the Company’s North America and International businesses. The review was conducted primarily by outside counsel of the Company and was done in consultation and participation with the Company’s internal audit staff and management, as well as outside advisors including forensic accountants and independent legal counsel to the Audit Committee.
During the course of the review, certain questions were raised as to certain prior accounting and financial reporting items in addition to bill and hold revenue recognition, including whether the prepaid expenses, accrued liabilities, capitalized assets, deferred revenue and reserves had been recorded accurately and timely. Accordingly, the scope of the review was expanded beyond the initial revenue recognition issues to include these additional items. This review has been completed as of the date of the filing of this quarterly report.
On January 15, 2008, the Company announced that it had concluded its discussion with the OCA and, as a result of those discussions, the Company determined that its previous long-standing method of accounting for bill and hold transactions was in error, representing a misapplication of GAAP. In addition, the Company disclosed that revenue previously recognized on a bill and hold basis would be recognized upon customer acceptance of products at a customer location. Management of the Company determined this corrected method of recognizing revenue would be adopted

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2007
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
(In thousands, except per share amounts)
retroactively after an in-depth analysis and review with its outside auditors, KPMG LLP (KPMG), an independent registered public accounting firm, the Audit Committee of the Company’s Board of Directors, and the OCA. Accordingly, management concluded that previously issued financial statements for the fiscal years ended December 31, 2006, 2005, 2004, and 2003; the quarterly data in each of the quarters for the years ended December 31, 2006 and 2005; and the quarter ended March 31, 2007, must be restated and should no longer be relied upon. As a result, the Company has restated its previously issued financial statements for those periods. Restated financial information is presented in this quarterly report as well as in Diebold’s annual report on Form 10-K for the year ended December 31, 2007.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2007
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
(In thousands, except per share amounts)
The following tables present the effects of the restatement adjustments by financial statement line item for the three-month period ended June 30, 2006:

	Three-Month Period Ended June 30, 2006
		Adjustments
		Revenue Recognition
	As			Account				Total	Provision for
	Reported	Bill & Hold	Other	Reconciliations	Inventory	Capitalization	Other	Adjustments	Income Tax	As Restated
	(in thousands)
Net sales
Products	$375,007	$3,406	$5,944	$319	$1,262	$—	$(1,262)	$9,669	$—	$384,676
Services	351,389	399	(46)	(1,154)	—	—	—	(801)	—	350,588

	726,396	3,805	5,898	(835)	1,262	—	(1,262)	8,868	—	735,264

Cost of sales
Products	269,925	4,443	4,314	2,913	(2,137)	—	(1,383)	8,150	—	278,075
Services	282,045	40	(158)	(1,488)	(442)	—	—	(2,048)	—	279,997

	551,970	4,483	4,156	1,425	(2,579)	—	(1,383)	6,102	—	558,072

Gross profit	174,426	(678)	1,742	(2,260)	3,841	—	121	2,766	—	177,192

Selling and administrative expense	119,488	181	3	(1,410)	—	140	(154)	(1,240)	—	118,248
Research, development and engineering expense	17,454	235	—	34	—	—	—	269	—	17,723
Impairment of asset	—	—	—	—	—	—	—	—	—	—
Loss on sale of assets, net	340	—	—	—	—	—	—	—	—	340

	137,282	416	3	(1,376)	—	140	(154)	(971)	—	136,311

Operating profit	37,144	(1,094)	1,739	(884)	3,841	(140)	275	3,737	—	40,881

Other income (expense)
Investment income	4,767	—	(44)	—	—	—	—	(44)	—	4,723
Interest expense	(8,126)	—	—	—	—	—	87	87	—	(8,039)
Miscellaneous, net	(4,879)	—	—	607	—	—	1,901	2,508	—	(2,371)
Minority interest	(1,837)	(47)	—	—	—	—	—	(47)	—	(1,884)

Income before taxes	27,069	(1,141)	1,695	(277)	3,841	(140)	2,263	6,241	—	33,310

Taxes on income	9,847	—	—	—	—	—	—	—	1,941	11,788

Net income	$17,222	$(1,141)	$1,695	$(277)	$3,841	$(140)	$2,263	$6,241	$(1,941)	$21,522

Weighted-average shares outstanding:
Basic	67,035									67,035
Diluted	67,439									67,844

Earnings per common share:
Basic	$0.26									$0.32

Diluted	$0.26									$0.32

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2007
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
(In thousands, except per share amounts)
The following tables present the effects of the restatement adjustments by financial statement line item for the six-month period ended June 30, 2006:

	Six-Month Period Ended June 30, 2006
		Adjustments
		Revenue Recognition
	As			Account				Total	Provision for
	Reported	Bill & Hold	Other	Reconciliations	Inventory	Capitalization	Other	Adjustments	Income Tax	As Restated
	(in thousands)
Net sales
Products	$666,988	$35,627	$11,795	$(711)	$1,896	$—	$(1,896)	$46,711	$—	$713,699
Services	683,099	4,024	(58)	(1,355)	—	—	—	2,611	—	685,710

	1,350,087	39,651	11,737	(2,066)	1,896	—	(1,896)	49,322	—	1,399,409

Cost of sales
Products	477,772	29,068	8,843	(281)	(2,904)	—	(2,389)	32,337	—	510,109
Services	553,016	2,916	(227)	(2,358)	(483)	—	—	(152)	—	552,864

	1,030,788	31,984	8,616	(2,639)	(3,387)	—	(2,389)	32,185	—	1,062,973

Gross profit	319,299	7,667	3,121	573	5,283	—	493	17,137	—	336,436

Selling and administrative expense	221,732	181	(651)	(3,607)	—	1,322	(181)	(2,936)	—	218,796
Research, development and engineering expense	36,574	671	—	67	—	—	—	738	—	37,312
Impairment of asset	—	—	—	—	—	—	—	—	—	—
Loss on sale of assets, net	322	—	—	—	—	—	—	—	—	322

	258,628	852	(651)	(3,540)	—	1,322	(181)	(2,198)	—	256,430

Operating profit	60,671	6,815	3,772	4,113	5,283	(1,322)	674	19,335	—	80,006

Other income (expense)
Investment income	8,887	—	(97)	—	—	—	—	(97)	—	8,790
Interest expense	(15,955)	—	—	—	—	—	557	557	—	(15,398)
Miscellaneous, net	(4,165)	—	—	1,262	—	—	1,900	3,162	—	(1,003)
Minority interest	(2,829)	(102)	—	—	—	—	—	(102)	—	(2,931)

Income before taxes	46,609	6,713	3,675	5,375	5,283	(1,322)	3,131	22,855	—	69,464

Taxes on income	16,686	—	—	—	—	—	—	—	7,896	24,582

Net income	$29,923	$6,713	$3,675	$5,375	$5,283	$(1,322)	$3,131	$22,855	$(7,896)	$44,882

Weighted-average shares outstanding:
Basic	67,780									67,780
Diluted	67,992									68,397

Earnings per common share:
Basic	$0.45									$0.66

Diluted	$0.44									$0.66

Bill and Hold — The largest of the revenue recognition adjustments relates to the Company’s previous long-standing method of accounting for bill and hold transactions under Staff Accounting Bulletin 104, Revenue Recognition in Financial Statements (SAB 104), in its North America and International businesses. On January 15, 2008, the Company announced that it had concluded its discussions with the OCA with regard to its practice of recognizing certain revenue on a bill and hold basis in its North America business segment. As a result of those discussions, the Company determined that its previous, long-standing method of accounting for bill and hold transactions was in error, representing a misapplication of GAAP. To correct for this error, the Company announced it would discontinue the use of bill and hold as a method of revenue recognition in its North America and International businesses and restate its financial statements for this change.
The Company completed an analysis of transactions and recorded adjusting journal entries related to revenue and costs recognized previously under a bill and hold basis that is now recognized upon customer acceptance of products at a customer location. Within the North America business segment, when the Company is contractually responsible for installation, customer acceptance will be upon completion of the installation of all of the items at a job site and the Company’s demonstration that the items are in operable condition. Where items are contractually only delivered to a customer, revenue recognition of these items will continue upon shipment or delivery to a customer location depending on the terms in the contract. Within the International business segment, customer acceptance is upon either delivery or completion of the installation depending on the terms in the

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2007
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
(In thousands, except per share amounts)
contract with the customer. The Company restated for transactions affecting both product revenue for hardware sales and service revenue for installation and other services that had been previously recognized on a bill and hold basis.
Other Revenue Adjustments — The Company also adjusted for other specific revenue transactions in both its North America and International businesses related to transactions largely where the Company recognized revenue in incorrect periods. The majority of these adjustments were related to misapplication of GAAP related to revenue recognition requirements as defined within SAB 104. Generally, the Company recorded adjustments for transactions when the Company previously recognized revenue prior to title and/or risk of loss transferring to the customer.
Account Reconciliations
Many of the restatement adjustments relate to inaccurate account balances not identified timely due to lack of account reconciliations or inaccurate reconciliations of various accrued liabilities, reserves, prepaid expenses, and select other balance sheet accounts. During the course of the internal review, the Company reviewed certain accruals, reserves, prepaid expenses and select other balance sheet accounts, including the underlying supporting documentation and estimates to evaluate and determine if the account balances required adjustment. The Company determined that a number of accounts required adjustments related to either inaccurate or incomplete data extracted from systems, misinterpretations of data from systems, faulty analysis, and/or known differences not previously recorded. These adjustments were made across various accounts and accounting periods. The largest of these adjustments related to the following areas:
Service Contract Revenue — The Company records deferred service revenue upon billing to customers and recognizes the related revenue ratably over the life of the service contract. Within the North America business segment, the sub ledger that tracks the service contract activity is the National Service Contract Administration (NSCA) system. During 2007, the Company determined that the deferred service revenue reconciliations since 2003 were in error as there was a misinterpretation of system data and exclusion of certain leasing transactions within the prior reconciliations, which created a difference between the NSCA sub ledger system and the general ledger. The Company subsequently initiated and completed a project to reconstruct the sub ledger balance and reconcile differences between the deferred service revenue accounts in the general ledger and the NSCA sub ledger system. The Company determined that the above errors largely originated in 2003 creating a carry forward out of balance condition in the deferred service revenue general ledger account balance into 2007. The Company corrected the deferred service revenue balance in the general ledger for these errors.
Accounts Payable Float and Related Reserve — Within the North America business segment, the Accounts Payable Float account is used to record liabilities for goods received that were ordered via purchase order, but not yet invoiced from a supplier, as well as invoices that have been received and matched to a purchase order for goods received, but not yet approved for payment due to differences between the invoice and the purchase order. At times, and in error, these same invoices could be processed via direct payment and expensed a second time. This results in the Accounts Payable Float account accruing for items that ultimately are paid via direct payment of invoices, which results in an overstatement of the Accounts Payable Float account. To adjust for this overstatement, the Company recorded a reserve to the Accounts Payable Float account representing the Company’s estimate of the overstatement of the Accounts Payable Float balances based on historical aging trends and final disposition of purchases with suppliers, which indicated that a percentage of these vendors had previously been paid via the direct payment process.
In the 2003 reconciliation between the Accounts Payable Float aged sub ledger balance and the reserve for the Account Payables Float general ledger account balance, it was determined that the general ledger account balance was not properly stated. The reserve balance within the general ledger was not adjusted for aged unmatched and aged receipts from vendors within the Accounts Payable Float account. At that time, the Company adjusted the account related to the reserve for the Accounts Payable Float to reflect the balance as supported by the aged sub ledger report.
During the course of the restatement, the Company evaluated the Accounts Payable Float and related reserve general ledger account balances in conjunction with the existing reconciliation process related to the reconciliation performed in 2003 and identified an error in the Company’s analysis. The error related to improper inclusion of intercompany related transactions in the establishment of the adjustment as well as the lack of timely adjustments of the general ledger to the supported subledger data. The Company made the necessary adjustments to reflect the proper account balances in both the Accounts Payable Float and Related Reserve for all accounting periods.
Installation Allowance — Within the North America business segment, Installation Allowance historically related to the liability for the installation work yet to be performed related to uninstalled equipment for which revenue had been recognized. The installation allowance liability is based on an estimated percentage of the installation sales price. During 2005, the Company determined that the general ledger installation allowance liability balance and the balance per the installation sub ledger were out

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2007
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
(In thousands, except per share amounts)
of balance and that the sub ledger did not include specific uninstalled sales orders thereby understating the installation allowance liability. As a result, an analysis of detailed sales orders was performed and an adjustment was recorded to the general ledger to reflect the underlying supporting detail as of November 2005. During the restatement process, the Company reconciled the year end sub ledger information to the general ledger for the restatement periods and made adjustments to record the correction originally recorded in November 2005 into the proper accounting periods.
With the Company’s discontinuance of its use of bill and hold as a method of revenue recognition, the need to record an Installation Allowance has been eliminated for these sales. As such, the restated Installation Accrual reflects only installation services performed or outsourced by the Company for which revenue has been recognized, but liabilities for the installation services have not been paid. Further, an Installation Prepaid is recognized for Company payments for installation services performed by third parties prior to revenue recognition.
A/P Wire Clearing (Prepaid Wire Account) — The A/P Wire Clearing relates to the Company’s process for making payments to vendors by wire transfer rather than by check. Verification between departments is required in order to ensure that payments via wire transfer are properly and timely recorded as an expense or asset. In 2006, the Company determined that the A/P Wire Clearing account balance had not been reconciled in recent years and that the account balance was not supported. Based on the analysis performed in 2006, the Company adjusted the account to record the unsupported difference in the account balance. During the restatement process, the Company determined the account balances for periods prior to 2006 based on detailed supporting documentation contained errors and recorded the 2006 adjustment in the proper time periods.
Other Accruals, Reserves and Prepaids — During the restatement process, the Company identified several accrual accounts related to warranty, freight, product trade-ins and stock-based compensation, as well as reserves and prepaid accounts, that were either not adjusted to supported balances on a timely basis or not reconciled on a timely basis. The Company reviewed these accruals, reserves and prepaid expense accounts including the underlying estimates to assess whether any previously recorded balances required adjustment. During the restatement process, the Company recorded adjustments where necessary to the accrual, reserve and prepaid expense accounts.
Inventory
During the restatement process, the Company adjusted its inventory balances to accurately record the differences between sub ledger detail and general ledger balances, to adjust select inventory balances to lower-of-cost-or-market valuations and to adjust balances for excess, slow-moving and obsolete inventory. Several of the more significant adjustments are described below:
Finished Goods Inventory — The largest of the inventory adjustments recorded related to the Company’s finished goods inventory within its North America business segment. The Company’s finished goods inventory largely includes inventory to be installed, but also includes returned goods from customers pending manufacturing rework or final disposition. Prior to 2005, the Company did not maintain a sub ledger report that detailed the inventory account balances at an order level and thus used analyses and trends to support the recorded general ledger balance. During 2005, the Company was able to construct the finished goods inventory sub ledger at an order level and reconcile the sub ledger balance to the general ledger account balance. As a result, adjustments were recorded in 2005 to the finished goods inventory account to correct for differences between the general ledger and sub ledger.
During the restatement process, the Company reconstructed the inventory sub ledger detail by order for periods prior to 2005 and evaluated the methodology and process for determining finished good account balances and inventory reserve amounts. As a result, the Company recorded the above 2005 adjustments into the proper time periods, as well as made adjustments based on further improvements to the accuracy of the sub ledger reports created.
Refurbished Inventory — The Company’s refurbished inventory within its North America business segment consists of used equipment that is acquired through purchases, lease transfers, returned goods and trade-ins. During the restatement process, it was determined that the general ledger account balances were not properly stated as the balances were not supported by sub ledger detail and reconciliations were not consistently performed during periods prior to 2006. In addition, the Company determined that the valuation of the inventory was not being recorded at the lower of cost or market and adjustments for excess and obsolete inventory were not being recorded.
During the restatement, the Company reconstructed the refurbished equipment sub ledger quantities and determined the appropriate inventory value for the refurbished equipment. The Company adjusted the inventory account balances for the refurbished inventory to the calculated amounts making adjustments for both lower of cost or market valuations as well as excess and obsolete inventory.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2007
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
(In thousands, except per share amounts)
Capitalization
During the restatement process, the Company recorded adjustments related to amounts recorded for fair value assigned to select assets based on a review of the underlying transactions related to the assets. The most significant capitalization adjustment is described below:
ERP Capitalization — During 2006, the Company employed a consulting firm to analyze the future value of specific functionality designed previously within its enterprise resource planning system (ERP). Previous to this, the Company had outsourced its information technology function and ERP implementation to another consulting firm. As a result of additional analysis performed by the Company, in December 2006, the Company recorded an impairment charge against the gross asset value of the ERP system.
During the restatement process, the Company reviewed the history and accounting composition of the ERP asset. As a result of this analysis, the Company determined that the ERP asset value was overstated due to a number of factors, including unsupported manual journal entries, errors related to amounts of cost capitalized to the asset, and certain capitalized costs which failed to meet the criteria of capitalization under SOP 98-1. Portions of the improperly capitalized costs identified in the restatement were included in the impairment charge originally recorded in 2006, thus an adjustment to the original 2006 impairment charge was also recorded to exclude these costs in the restated impairment charge.
Other
In conjunction with the restatement process, the Company also made other adjustments and reclassifications to its financial statements in various years, including, but not limited to: (1) past immaterial unrecorded audit adjustments, (2) adjustments for liabilities for contingencies and intangible assets identified at the date of acquisition in connection with certain acquisitions, (3) select intercompany and related elimination transactions, and (4) correction for previous gain calculations on sale of discontinued operations.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2007
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
(In thousands, except per share amounts)
The following tables present the effects of the restatement adjustments on the Consolidated Balance Sheet at December 31, 2006:

	December 31, 2006
	As Reported	Adjustments	As Restated
		(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$253,814	$154	$253,968
Short-term investments	99,571	—	99,571
Trade receivables, less allowances of doubtful accounts of $32,104	610,893	7,422	618,315
Inventories	442,804	76,195	518,999
Deferred income taxes	72,537	13,753	86,290
Prepaid expenses	37,019	(2,531)	34,488
Other current assets	79,043	3,561	82,604

Total Current Assets	1,595,681	98,554	1,694,235

Securities and other investments	70,088	(290)	69,798
Property, plant and equipment at cost	556,849	(6,352)	550,497
Less accumulated depreciation and amortization	339,961	2,448	342,409

Property, plant and equipment, net	216,888	(8,800)	208,088
Goodwill	460,339	(985)	459,354
Other assets	171,283	(6,098)	165,185

Total Assets	$2,514,279	$82,381	$2,596,660

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$11,324	$—	$11,324
Accounts payable	158,388	(2,082)	156,306
Deferred revenue	170,921	197,796	368,717
Other current liabilities	258,103	(12,420)	245,683

Total Current Liabilities	598,736	183,294	782,030

Notes payable — long term	665,481	—	665,481
Pensions and other benefits	41,142	—	41,142
Postretirement and other benefits	32,942	(467)	32,475
Deferred income taxes	28,412	(2,007)	26,405
Other long-term liabilities	28,814	—	28,814
Minority interest	27,351	(5,471)	21,880

Shareholders’ equity
Preferred shares, no par value, authorized 1,000,000 shares, none issued	—	—	—
Common shares, authorized 125,000,000 shares, issued 75,145,662 shares, outstanding 65,595,596 shares	93,932	—	93,932
Additional capital	235,229	13	235,242
Retained earnings	1,169,607	(109,882)	1,059,725
Treasury shares, at cost (9,550,066 shares)	(403,098)	—	(403,098)
Accumulated other comprehensive income	(4,269)	16,901	12,632

Total shareholders’ equity	1,091,401	(92,968)	998,433

Total liabilities and shareholders’ equity	$2,514,279	$82,381	$2,596,660

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2007
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
(In thousands, except per share amounts)
Statement of Cash Flows
The following tables present the major subtotals for Diebold’s Consolidated Statement of Cash Flows and the effects of the related impacts of the restatement adjustments discussed above for the six months ended June 30, 2006:

	Six Months Ended
	June 30, 2006
	(As Reported)	(As Restated)
Net cash provided by:
Net income	$29,923	$44,882
Non-cash adjustments	54,609	43,321
Changes in working capital	(72,850)	(24,208)
Changes in noncurrent assets and liabilities	63,082	(16,532)

Operating activities	74,764	47,463
Investing activities	(86,917)	(62,430)
Financing activities	(35,176)	(35,519)
Effect of exchange rate changes on cash and cash equivalents	(1,205)	69

Net decrease in cash and cash equivalents	(48,534)	(50,417)
Cash and cash equivalents at beginning of period	207,900	210,393

Cash and cash equivalents at end of period	$159,366	$159,976

NOTE 3: SHARE-BASED COMPENSATION
The Company’s share-based compensation policy is consistent with the requirements of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)), which requires that all share-based payments to employees be recognized in the statement of income based on their grant-date fair values during the period in which the employee is required to provide services in exchange for the award.
Share-based compensation was recognized as a component of selling, general and administrative expenses. Total share-based compensation expense for the three and six months ended June 30, 2007 was $3,601 and $7,117, respectively. Total share-based compensation expense for the three and six months ended June 30, 2006 was $4,487 and $9,846, respectively.
Options outstanding and exercisable under the Company’s 1991 Equity and Performance Incentive Plan, as amended and restated, as of June 30, 2007 and changes during the six months ended June 30, 2007 were as follows:

		Weighted-	Weighted-Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value (1)
	(in thousands)	(per share)	(in years)	(in thousands)
Outstanding at January 1, 2007	2,945	$40.70
Granted	237	47.27
Exercised	(165)	36.60
Expired or forfeited	(38)	40.79

Outstanding at June 30, 2007	2,979	$41.44	6	$33,292

Exercisable at June 30, 2007	2,158	$40.38	5	$26,423

(1)	The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the closing price of the Company’s common shares on the last trading day of the second quarter of 2007 and the exercise price, multiplied by the number of “in-the-money” options) that would have been received by the option holders had all option holders exercised their options on June 30, 2007. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common shares.
The following tables summarize information on unvested restricted stock units and performance shares outstanding for the six-month period ended June 30, 2007:

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2007
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
(In thousands, except per share amounts)

		Weighted-
	Number of	Average Grant-
Restricted Stock Units (RSUs):	Shares	Date Fair Value
	(in thousands)	(per share)
Unvested at January 1, 2007	308	$45.12
Granted	137	47.26
Exercised	—	—
Forfeited	(27)	49.35
Vested	(46)	52.48

Unvested at June 30, 2007	372	$44.68

		Weighted-
	Number of	Average Grant-
Performance Shares:	Shares	Date Fair Value
	(in thousands)	(per share)
Unvested at January 1, 2007	556	$51.72
Granted	205	58.65
Forfeited	(189)	51.98
Exercised	—	—
Vested	(51)	50.22

Unvested at June 30, 2007	521	$54.50

Unvested performance shares are based on a maximum potential payout. Actual shares granted at the end of the performance period may be less than the maximum potential payout level depending on achievement of performance share objectives.
NOTE 4: EARNINGS PER SHARE
The basic and diluted earnings per share computations in the condensed consolidated statements of income are based on the weighted-average number of shares outstanding during each period reported. The following data show the amounts used in computing earnings per share and the effect on the weighted-average number of shares of potentially dilutive common shares.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2007
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2007	2006		2007	2006
		(As Restated)			(As Restated)
Numerator:
Net Income	$19,818	$21,522		$21,452	$44,882

Denominator:
Basic weighted-average shares	65,793	67,035		65,733	67,780
Effect of dilutive shares	1,036	809	(1)	880	617	(1)

Diluted weighted-average shares	66,829	67,844		66,613	68,397

Earnings per common share
Basic	$0.30	$0.32		$0.33	$0.66

Diluted	$0.30	$0.32		$0.32	$0.66

Anti-dilutive shares not used in calculating diluted weighted-average shares	657	967		735	973

(1)	The 2006 effect of dilutive shares was restated to include the effect of shares deferred under the Company’s deferred compensation plans for executives and officers.
NOTE 5: INVENTORIES
The Company primarily values inventories at the lower of cost or market applied on a first-in, first-out (FIFO) basis, with the notable exceptions of Brazil and Premier Election Solutions, Inc. that value inventory using the average cost method, which approximates FIFO. At each reporting period, the Company identifies and writes down its excess or obsolete inventory to its net realizable value based on forecasted usage, orders and inventory aging. With the development of new products, the Company also rationalizes its product offerings and will write down discontinued product to the lower of cost or net realizable value.
Major classes of inventories are summarized as follows:

	June 30, 2007	December 31, 2006
		(As Restated)
Finished goods	$296,677	$242,865
Service parts	147,829	139,720
Work in process	67,795	94,125
Raw Materials	56,777	42,289

Total inventory	$569,078	$518,999

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2007
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
(In thousands, except per share amounts)
NOTE 6: OTHER COMPREHENSIVE INCOME
Items considered to be other comprehensive income  include adjustments made for foreign currency translation (under SFAS No. 52) and pensions (under SFAS No. 87 and SFAS No. 158), and hedging activities (under SFAS No. 133) Components of comprehensive income consist of the following:

	Six Months Ended
	June 30,
	2007	2006
		(As Restated)
Net income	$21,452	$44,882
Other comprehensive income:
Translation adjustment	44,209	41,947
Realized/unrealized gain (loss) on hedges	734	(5,682)
Pension adjustment	2,370	2,745

Comprehensive income	$68,765	$83,892

Accumulated other comprehensive income  is reported separately from retained earnings and additional capital in the condensed consolidated balance sheets. Components of accumulated other comprehensive income consist of the following for the six months ended June 30, 2007 and the year ended December 31, 2006:

	June 30, 2007	December 31, 2006
		(As Restated)
Translation adjustment	$93,708	$49,499
Realized/unrealized gain on hedges	$4,730	$3,996
Pension adjustment	(38,493)	(40,863)

Total accumulated other comprehensive income	$59,945	$12,632

NOTE 7: INCOME TAXES
The effective tax rate for the six months ended June 30, 2007 was 40.5 percent versus 35.4 percent in the same period in 2006. The increase in effective tax rate was the result of income mix both domestically and internationally (i.e., income was earned in jurisdictions with higher tax rates) and favorable resolution of an accounting method change. Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the recognition, measurement, presentation and disclosure in the Company’s financial statements of uncertain tax positions taken or expected to be taken in a tax return. The adoption of FIN 48 had no material effect on the financial statements. As a result, there was no cumulative effect related to adoption. However, certain amounts have been reclassified in the statement of financial position in order to comply with the requirements of FIN 48.
At January 1, 2007, the Company had an unrecognized tax benefit of approximately $9,020. The entire amount of unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate. As of the date of adoption, the Company does not anticipate a material increase or decrease in the total unrecognized tax benefits during the next 12 months. The Company is currently under federal audit by the Internal Revenue Service (IRS) for tax years 2003 and 2004. All federal tax years prior to 2003 are closed by statute.
The Company is subject to tax examination in various U.S. state jurisdictions for tax years 2002 to the present, as well as various foreign jurisdictions for tax years 1997 to the present.
The Company classifies interest expense and penalties related to the underpayment of income taxes in the financial statements as income tax expense. Consistent with the treatment of interest expense, the Company accrues interest income on overpayments of income taxes where applicable and classifies interest income as a reduction of income tax expense in the financial statements. Total net interest expense and penalties as of the date of adoption were $2,318.
NOTE 8: BENEFIT PLANS
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
FORM 10-Q as of June 30, 2007
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	June 30,
	2007	2006	2007	2006
	Pension Benefits		Other Benefits
Components of Net Periodic Benefit Cost
Service cost	$2,865	$2,794	$2	$2
Interest cost	6,403	5,761	340	327
Expected return on plan assets	(8,252)	(7,749)	—	—
Amortization of prior service cost	154	191	(129)	(126)
Recognized net actuarial loss	980	1,110	183	198
Special termination benefits	—	—	—	74

Net periodic pension benefit cost	$2,150	$2,107	$396	$475

	Six Months Ended
	June 30,
	2007	2006	2007	2006
	Pension Benefits		Other Benefits
Components of Net Periodic Benefit Cost
Service cost	$5,731	$5,587	$3	$4
Interest cost	12,806	11,521	679	640
Expected return on plan assets	(16,504)	(15,497)	—	—
Amortization of prior service cost	308	382	(258)	(280)
Recognized net actuarial loss	1,954	2,247	366	396
Special termination benefits	—	—	—	74

Net periodic pension benefit cost	$4,295	$4,240	$790	$834

Cash Flows
Previously, the Company disclosed expected payments related to the 2007 plan year of $14,778 to its qualified and non-qualified pension plans and $2,441 to its other postretirement benefit plan. For the six months ended June 30, 2007 and 2006, the Company paid $7,338 and $7,361 related to the qualified and unqualified pension plans, respectively.
NOTE 9: SEGMENT INFORMATION
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
The DNA segment sells and services financial and retail systems in the United States and Canada. The DI segment sells and services financial and retail systems over the remainder of the globe. The ES & Other segment includes the operating results of Premier Election Solutions, Inc. and the voting and lottery related business in Brazil. Each of the sales channels buys the goods it sells from the Company’s manufacturing plants or through external suppliers. Intercompany sales between legal entities are eliminated in consolidation and intersegment revenue is not significant. Each year, intercompany pricing is agreed upon which drives sales channel operating profit contribution. As permitted under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, certain information not routinely used in the management of these segments, information not allocated back to the segments or information that is impractical to report is not shown. Items not allocated are as follows: interest income, interest expense, equity in the net income of investees accounted for by the equity method, and income tax expense or benefit.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2007
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
(In thousands, except per share amounts)
The following table presents Diebold’s revenue by reportable segment for the three- and six-month periods ended June 30, 2007 and 2006, respectively.

	DNA	DI	ES & Other	Total
For the quarter ended June 30, 2007

Customer revenues	$369,830	$304,062	$21,293	$695,185
Operating profit (loss)	26,715	9,562	(1,735)	34,542
Capital expenditures	7,558	3,911	595	12,064
Depreciation	4,561	5,938	225	10,724

For the quarter ended June 30, 2006 (As Restated)

Customer revenues	$374,100	$296,727	$64,437	$735,264
Operating profit	23,270	7,541	10,070	40,881
Capital expenditures	9,001	2,176	133	11,310
Depreciation	4,396	3,249	271	7,916

For the six months ended June 30, 2007

Customer revenues	$726,095	$584,850	$30,526	$1,341,471
Operating profit (loss)	49,545	(9,477)	971	41,039
Capital expenditures	12,654	10,544	830	24,028
Depreciation	12,604	10,036	398	23,038
Property, plant and equipment, at cost	406,981	130,973	6,182	544,136
Total assets	694,767	1,689,651	144,945	2,529,363

For the six months ended June 30, 2006 (As Restated)

Customer revenues	$724,552	$561,989	$112,868	$1,399,409
Operating profit	52,989	10,410	16,607	80,006
Capital expenditures	12,981	7,668	1,778	22,427
Depreciation	11,623	8,621	502	20,746
Property, plant and equipment, at cost	403,450	133,880	7,024	544,354
Total assets	788,504	1,475,685	223,873	2,488,062

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2007
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
(In thousands, except per share amounts)
The following table presents Diebold’s revenue by geographic region for the three- and six-month periods ended June 30, 2007 and 2006, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(As Restated)		(As Restated)
The Americas	$507,430	$547,746	$978,214	$1,048,751
Asia Pacific	72,781	71,233	140,566	126,496
Europe, Middle East, and Africa	114,974	116,285	222,691	224,162

Revenue from customers	$695,185	$735,264	$1,341,471	$1,399,409

The following table presents Diebold’s revenue by Product and Service Solution for the three- and six-month periods ended June 30, 2007 and 2006, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(As Restated)		(As Restated)
Financial self-service:
Products	$229,292	$254,240	$450,317	$471,287
Services	248,408	228,420	484,133	454,228

Total financial self-service	477,700	482,660	934,450	925,515

Security:
Products	80,962	76,365	151,648	145,682
Services	115,230	111,802	224,847	215,344

Total security	196,192	188,167	376,495	361,026

Total financial self-service & security	673,892	670,827	1,310,945	1,286,541

Election systems:
Products	13,990	39,780	16,694	63,802
Services	7,303	10,165	13,832	15,937

Total election systems	21,293	49,945	30,526	79,739

Lottery systems	—	14,492	—	33,129

Revenue from customers	$695,185	$735,264	$1,341,471	$1,399,409

NOTE 10: GUARANTEES AND PRODUCT WARRANTIES
The Company has applied the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, to its agreements that contain guarantees or indemnification clauses. These disclosure requirements expand those required by SFAS No. 5, Accounting for Contingencies, by requiring a guarantor to disclose certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote. The following is a description of arrangements in effect as of June 30, 2007 in which the Company is the guarantor.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2007
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
(In thousands, except per share amounts)
NOTE 10: GUARANTEES AND PRODUCT WARRANTIES (continued)
The Company has applied the provisions of Financial Accounting Standards Board (FASB) Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, to its agreements that contain guarantees or indemnification clauses. These disclosure requirements expand those required by SFAS 5, Accounting for Contingencies, by requiring a guarantor to disclose certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote. The following is a description of arrangements in effect as of June 30, 2007 in which the Company is the guarantor.
In connection with the construction of certain manufacturing facilities, the Company guaranteed repayment of principal and interest on variable rate industrial development revenue bonds by obtaining letters of credit. The bonds were issued with a 20-year original term and are scheduled to mature in 2017. At June 30, 2007, the carrying value of the liability was $11,900.
The Company provides its global operations guarantees and standby letters of credit through various financial institutions to suppliers, regulatory agencies and insurance providers. If the Company is not able to make payment, the suppliers, regulatory agencies and insurance providers may draw on the pertinent bank. At June 30, 2007, the maximum future payment obligations relative to these various guarantees totaled $56,165, of which $22,663 represented standby letters of credit to insurance providers. There was no associated liability recorded for any guarantees. At June 30, 2006, the maximum future payment obligations relative to these various guarantees totaled $40,946, of which $21,163 represented standby letters of credit to insurance providers, and no associated liability was recorded.
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

2007
Warranty Liability
Balance at January 1	$22,511
Current period accruals	13,290
Current period settlements	(13,903)

Balance at June 30	$21,898

NOTE 11: ACQUISITIONS
The following mergers and acquisitions were accounted for as purchase business combinations and, accordingly, the purchase price has been or will be allocated to identifiable tangible and intangible assets acquired and liabilities assumed, based upon their respective fair values, with the excess allocated to goodwill. Results of operations from the date of acquisition of these companies are included in the condensed consolidated statements of operations of the Company. The Company elected not to disclose proforma information as the amounts are immaterial.
Effective January 1, 2007, the Company acquired Brixlogic, Inc. (Brixlogic) based in San Mateo, California for approximately $8,349. Brixlogic is a software development firm previously used by the Company for various software development projects. Other intangibles, net of amortization, resulting from the acquisition amounted to approximately $8,309 at June 30, 2007. Brixlogic is included as part of the Company’s DNA segment.
In December 2006, the Company acquired the remaining 45 percent of Diebold Colombia, S.A. (Colombia) held by J.J.F. Panama, Inc. and C.R. Panama, Inc. The acquisition was effected in a combination of 56 percent stock and 44 percent cash for a total purchase price of $6,945. Goodwill amounted to approximately $5,826 at June 30, 2007. As a result of this acquisition, this organization became a wholly owned subsidiary of the Company and is included as part of the Company’s DI segment.
In August 2006, the Company acquired Bitelco Telecommunications, Ltd. and Bitelco Services, Ltd. (Bitelco) based in Santiago, Chile for approximately $9,564. Bitelco is a leading security company specializing in product integration, installation, project management and service. Bitelco provides electronic security, fire detection and suppression, and telecommunications security solutions for the financial, commercial, government and retail markets. Goodwill and other intangibles, net of amortization, resulting

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2007
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
(In thousands, except per share amounts)
from the acquisition amounted to approximately $1,797 and $4,104, respectively, at June 30, 2007. Bitelco is included as a part of the Company’s DI segment.
In July 2006, the Company acquired Firstline, Inc. (Firstline) for $14,080. Firstline, located in Gold River, California, is a first- and second-line ATM maintenance service provider operating throughout the west coast of the U.S. and also provides limited cash handling services. Goodwill and other intangibles, net of amortization, resulting from the acquisition amounted to approximately $8,492 and $7,211, respectively, at June 30, 2007. Firstline is included as part of the Company’s DNA segment.
In June 2006, the Company acquired Actcom, Incorporated (Actcom), a privately-held company based in Virginia Beach, Virginia, for approximately $11,367. Actcom is a leader in identification and enterprise security. Actcom’s primary customers include U.S. federal government agencies, such as the Department of Defense, as well as state and municipal government agencies. Goodwill resulting from the acquisition amounted to approximately $8,823 at June 30, 2007. Actcom is included as part of the Company’s DNA segment.
In May 2006, the Company acquired ERAS Joint Venture, LLP (ERAS) for $14,000. ERAS is a processing and imaging provider of outsourced serviced and installed systems based in Miami, Florida. Goodwill and other intangibles, net of amortization, resulting from the acquisition amounted to approximately $7,909 and $4,254, respectively, at June 30, 2007. ERAS is included as part of the Company’s DNA segment.
In February 2006, the Company purchased the membership interests of Genpass Service Solutions, LLC (GSS) for $11,931. GSS is an independent, third-party ATM maintenance and service provider for approximately 6,000 ATMs in thirty-four states within the U.S. and has been integrated within the Company’s DNA service organization. Goodwill and other intangibles, net of amortization, amounted to approximately $7,287 and $170, respectively, at June 30, 2007.
NOTE 12: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company uses derivatives to mitigate the negative economic consequences associated with the fluctuations in currencies and interest rates. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities requires that all derivative instruments be recorded on the balance sheet at fair value and that the changes in the fair value be recognize currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows derivative gains and losses to be reflected in the income statement together with the hedged exposure, and requires that a Company formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. The Company does not enter into any speculative positions with regard to derivative instruments.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2007
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
(In thousands, except per share amounts)
NOTE 13: RESTRUCTURING CHARGES
During the first quarter of 2006, the Company initiated a restructuring plan related to realignment of its global research and development efforts. The Company anticipated total costs to be approximately $12,400. In addition to this plan, during the second quarter of 2006, the Company incurred restructuring charges related to the termination of an Information Technology (IT) outsourcing agreement and product development rationalization.
For the quarter ended June 30, 2006, total restructuring charges were approximately $11,161, primarily related to the termination of the company’s IT outsourcing agreement, product development rationalization and continued realignment of global research and development efforts of $7,000, $1,000 and $938, respectively. The accrual balance as of June 30, 2006 was immaterial. Restructuring expenses were incurred as follows: $1,130 related to product cost of sales, $8,263 related to selling and administrative expense, $1,206 related to research and development, and the remaining to service cost of sales and other income (expense). These restructuring charges were incurred in the following segments: $6,051 related to DNA, $4,565 related to DI and $545 related to ES & Other. These charges were primarily related to contract termination fees.
For the six months ended June 30, 2006, total restructuring charges were approximately $14,921, primarily related to the termination of the company’s IT outsourcing agreement, realignment of global research and development efforts and product development rationalization of $7,000, $3,483 and $1,000, respectively. Restructuring expenses were incurred as follows: $1,823 related to product cost of sales, $8,814 related to selling and administrative, $3,751 related to research and development, and the remaining to service cost of sales and other income (expense). These restructuring charges were incurred in the following segments: $6,516 related to DNA, $7,860 related to DI and $545 related to ES & Other.
During the first quarter of 2006, the Company announced a plan (DCM plan) to close its production facility in Cassis, France in an effort to optimize its global manufacturing operations. As of June 30, 2007, the Company anticipates total remaining costs related to the closure of this facility to be approximately $6,134. For the quarter ended June 30, 2007, the Company incurred $2,890 in expense

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2007
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
(In thousands, except per share amounts)
through product cost of sales, offset by a $6,438 gain from the sale of the Cassis, France production facility included in gain (loss) on sale of assets, net. Total restructuring charges incurred to date under the DCM plan are $17,818.
During the first quarter of 2007, the Company identified one hundred twenty-five Cassis employees to be terminated. Actual termination dates varied based upon each individual employees circumstances. The Company expects the restructuring plan, including all terminations, to be substantially complete by the end of the second quarter of 2008.
There were no restructuring expenses related to the Company’s DNA or ES & Other operating segments. Restructuring expenses for the DI operating segment are presented in the following table:

DI
Costs incurred during the three months ended June 30, 2007:
Employee severance costs	$433
Other (2)	2,457

Total costs incurred during the three months ended June 30, 2007	2,890

Gain on sale of Building	(6,438)

Total net costs incurred during the three months ended June 30, 2007	(3,548)

Costs incurred to date:
Employee severance costs	$16,136
Other (1)	8,120

Total costs incurred to date	24,256
Gain sale of building	(6,438)

Total net costs incurred to date	17,818

Expected remaining costs at June 30, 2007:
Employee severance costs	$3,465
Other (1)	2,669

Total Expected Costs	$6,134

(1)	Other costs include legal fees, asset impairment and costs to transfer usable inventory and equipment.

(2)	Other costs include legal fees, asset impairment, and costs to transfer usable inventory and equipment of $2,457, offset by a $6,438 gain from the sale of the Cassis, France production facility.
As of June 30, 2007, the restructuring accrual related to the DCM plan is presented in the following table:

	Balance	Liabilities	Liabilities		Balance
	January 1, 2007	Incurred	Paid / (Settled)	Adjustments (2)	June 30, 2007
Employee severance costs	$—	$16,136	$(10,786)	$187	$5,537
Other (1)	—	8,120	(5,767)	101	2,454

Total costs	$—	$24,256	$(16,553)	$288	$7,991

(1)	Other costs include legal fees, asset impairment and costs to transfer usable inventory and equipment.

(2)	Foreign currency translation.
NOTE 14: SUBSEQUENT EVENTS
The Company has previously announced that it had identified a series of actions that it planned to initiate during 2008 in order to realign its global manufacturing footprint, including a transition from a four-plant global Opteva production footprint down to two plants. While the Company is still finalizing its plans in connection with this manufacturing realignment, on August 11, 2008, the Company notified its employees and the union representing the bargaining unit at its Newark, Ohio-area manufacturing facility that it

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2007
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
(In thousands, except per share amounts)
intends to close this operation and move all of its production to the Company’s plant in Lexington, North Carolina. As a result of this planned closure, the Company is anticipating total restructuring charges of approximately $12,000, consisting of approximately $11,000 in cash charges and approximately $1,000 in non-cash charges. The cash charges consist primarily of employee separation charges, including pension obligations, while the non-cash charges consist primarily of charges to reduce select property, plant and equipment to their net realizable value. The Company also expects a small gain of approximately $1,000 to $2,000 in connection with the potential subsequent sale of the facility that will partially offset the restructuring charges. The Company anticipates the product relocation and employee reductions to begin in October 2008, and that the Newark-area facility will be closed no later than the end of the first quarter of 2009. The job eliminations associated with this planned closing will be included in the global workforce reduction target that was announced on February 6, 2008.
As previously disclosed, five shareholder lawsuits were filed against the Company and certain current and former officers and directors in 2005 and 2006, alleging violations of the federal securities laws. The complaints sought unspecified compensatory damages, attorney’s fees and extraordinary equitable and/or injunctive relief. The cases were consolidated into a single proceeding in the Northern District of Ohio, captioned In re Diebold, Inc. Securities Litigation. On August 22, 2008, the court granted the Company’s motion to dismiss the consolidated cases, and entered a judgment in favor of the Company and the other defendants, dismissing the complaint with prejudice; however, the plaintiffs have filed a notice of appeal. A separate class action against the Company and certain current and former officers and directors filed by participants in the Company’s 401(k) plan, alleging breaches of duties under the Employee Retirement Income Security Act of 1974, remains outstanding.
The Company filed a lawsuit on May 30, 2008 against the Board of Elections of Cuyahoga County, Ohio, the Board of County Commissioners of Cuyahoga County, Ohio, Cuyahoga County, Ohio (collectively, the County), and Ohio Secretary of State Jennifer Brunner (Secretary) regarding several Ohio contracts under which the Company provided electronic voting systems and related services to the State of Ohio and a number of its counties. The lawsuit was precipitated by the County’s threats to sue the Company for unspecified damages. The complaint seeks a declaration that the Company met its contractual obligations. In response, on July 15, 2008, the County filed an answer and counterclaim alleging that the voting system was defective and seeking declaratory relief and unspecified damages under several theories of recovery. The Secretary has also filed an answer and counterclaim seeking declaratory relief and unspecified damages under a number of theories of recovery.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of June 30, 2007
(Unaudited)
(In thousands, except per share amounts)
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
BACKGROUND OF THE RESTATEMENT
In the first quarter of 2006, the Division of Enforcement of the Securities and Exchange Commission (SEC) initiated an informal inquiry into certain of the Company’s accounting and financial reporting matters and requested the Company provide certain documents and information, specifically related to its practice of recognizing certain revenue on a bill and hold basis. In the third quarter of 2006, the Company was informed that the SEC’s previous informal inquiry related to revenue recognition had been converted to a formal, non-public investigation.
On July 25, 2007, the Company announced that it would delay the release of its earnings results for the quarter ended June 30, 2007, as well as the filing of its quarterly report on Form 10-Q for that quarter, while the Company sought guidance from the Office of the Chief Accountant of the SEC (OCA) as to the Company’s revenue recognition policy. The guidance sought related to the Company’s long-standing practice of recognizing certain revenue on a bill and hold basis within its North America business segment.
On October 2, 2007, the Company announced it was discontinuing its use of bill and hold as a method of revenue recognition in both its North America business segment and its International businesses.
On December 21, 2007, the Company announced that, in consultation with outside advisors, it was conducting an internal review into certain accounting and financial reporting matters, including, but not limited to, the review of various balance sheet accounts such as prepaid expenses, accrued liabilities, capitalized assets, deferred revenue and reserves within both the Company’s North America and International businesses. The review was conducted primarily by outside counsel of the Company and was done in consultation and participation with the Company’s internal audit staff and management, as well as outside advisors including forensic accountants and independent legal counsel to the Audit Committee.
During the course of the review, certain questions were raised as to certain prior accounting and financial reporting items in addition to bill and hold revenue recognition, including whether prepaids, accruals, capitalized assets, deferred revenue, and reserves had been recorded accurately and timely. Accordingly, the Company informed the SEC that the scope of the review was expanded beyond the initial revenue recognition issues to include these additional items. This review has been completed as of the date of the filing of this quarterly report on Form 10-Q.
On January 15, 2008, the Company announced that it had concluded its discussion with the OCA and, as a result of those discussions, the Company determined that its previous long-standing method of accounting for bill and hold transactions was in error, representing a misapplication of U.S. generally accepted accounting principles (GAAP). In addition, the Company disclosed that revenue previously recognized on a bill and hold basis would be recognized upon customer acceptance of products at a customer location. Management of the Company determined that this corrected method of recognizing revenue would be adopted retroactively after an in-depth analysis and review with its outside auditors, KPMG LLP (KPMG), an independent registered public accounting firm, the Audit Committee of the Company’s Board of Directors, and the OCA. Accordingly, management concluded that previously issued financial statements for the fiscal years ended December 31, 2006, 2005, 2004, and 2003; the quarterly data in each of the quarters for the years ended December 31, 2006 and 2005; and the quarter ended March 31, 2007, must be restated and should no longer be relied upon. As a result, the Company has restated its previously issued financial statements for those periods. Restated financial information is presented in this quarterly report as well as in Diebold’s annual report on Form 10-K for the year ended December 31, 2007.
OVERVIEW
Diebold has been in business for more than 148 years providing innovative, safe and reliable self-service delivery and security systems to the financial, retail, commercial and government markets. Drawing from a rich past as the nation’s premier manufacturer of safes and vaults, Diebold today is in the midst of a fundamental transformation. In 2007, the Company has continued its work on the operational initiatives set forth in 2006: increase customer loyalty, improve quality, strengthen supply chain, enhance communications and teamwork, and rebuild profitability. The progress made to date has strengthened Diebold’s operations globally by optimizing manufacturing, supply chain, services support, software development and sales and marketing activities. Many of these initiatives support the Company’s three-year effort to reduce its overall cost structure by $100,000 by the end of 2008. The program began in 2006 and is known as Smart Business 100.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of June 30, 2007
(Unaudited)
(In thousands, except per share amounts)
The Company is committed to making the strategic decisions that not only streamline operations, but also enhance its ability to serve its customers best. Therefore, strengthening its manufacturing position in Europe, Middle East and Africa (EMEA) has been a top priority for the Company. During the quarter, Diebold continued to ramp up production at its new manufacturing facility in Budapest, Hungary, where the Company expects to produce approximately 10,000 automated teller machines (ATMs) in 2007. The facility is now the primary source of ATMs for the Diebold EMEA market. The Company believes it now has an optimal manufacturing footprint with strategic locations in Hungary, India, Brazil and China, and a lean operation in North America with additional opportunities to reduce manufacturing costs and build a more competitive cost structure.
Another important initiative during quarter ended June 30, 2007 was to improve Diebold’s competitive position in software. In May, the Company launched Agilis® EmPower™, a sophisticated ATM software solution that delivers advanced functionality and services to customers through a flexible, open software platform. Its key feature is its ability to allow financial institutions to change the way in which they connect with their customers across many channels while still being able to run the same software across their entire network. Agilis EmPower brings customers new features and functionality that are both quick and user-friendly.
On the security front, Diebold’s Event Monitoring Center (EMC), located in Uniontown, Ohio, was honored to receive the Central Station Alarm Association’s (CSAA) “Central Station of the Year Award.” The award is presented to companies whose alarm-monitoring centers have attained a distinct level of professionalism and have made significant contributions to the security industry. Diebold’s EMCs are UL-listed and provide around-the-clock services to businesses in the financial, retail and commercial markets, as well as to government clients.
The business drivers of the Company’s future performance include several factors that include, but are not limited to:
•	timing of a self-service upgrade and/or replacement cycle in mature markets such as the United States;

•	high levels of deployment growth for new self-service products in emerging markets such as Asia-Pacific;

•	demand for new service offerings, including outsourcing or operating a network of ATMs;

•	demand beyond expectations for security products and services for the financial, retail and government sectors;

•	implementation and timeline for new election systems in the United States;

•	the Company’s strong financial position; and

•	the Company’s ability to successfully integrate acquisitions.
RESULTS OF OPERATIONS
The following table summarizes the results of our operations for the three- and six-month periods ended June 30, 2007 and 2006:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2007		2006		2007		2006
		% of		% of		% of		% of
	Dollars	Net Sales	Dollars	Net Sales	Dollars	Net Sales	Dollars	Net Sales
			(As Restated)	(As Restated)			(As Restated)	(As Restated)
Net sales	$695,185	100.0%	$735,264	100.0%	$1,341,471	100.0%	$1,399,409	100.0%
Gross profit	163,998	23.6%	177,192	24.1%	293,875	21.9%	336,436	24.0%
Operating expenses	129,456	18.6%	136,311	18.5%	252,836	18.8%	256,430	18.3%
Operating profit	34,542	5.0%	40,881	5.6%	41,039	3.1%	80,006	5.7%
Net income	19,818	2.9%	21,522	2.9%	21,452	1.6%	44,882	3.2%
Diluted Earnings Per Share	0.30	N/A	0.32	N/A	0.32	N/A	0.66	N/A

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of June 30, 2007
(Unaudited)
(In thousands, except per share amounts)
Second Quarter 2007 Comparisons with Second Quarter 2006
Net Sales
The following table represents information regarding our net sales for the three-month periods ended June 30, 2007 and 2006:

	Three Months Ended
	June 30,
	2007	2006	% Change
		(As Restated)
Net sales	$695,185	$735,264	-5.5%

Net sales for the second quarter of 2007 totaled $695,185 and were $40,079 or 5.5 percent lower than net sales for the second quarter of 2006. Net sales in the second quarter of 2007 included a net positive currency impact of approximately $20,962. Financial self-service revenue for the second quarter of 2007 decreased by $4,960 or 1.0 percent over the comparable period in 2006 with revenue from the Americas decreasing by 1.2 percent and revenue from Asia Pacific decreasing by 1.1 percent. Security solutions revenue increased by $8,025 or 4.3 percent over the second quarter of 2006, due to growth in the Americas of $6,531 or 3.9 percent and Asia Pacific of $2,214 or 18.4 percent. Election systems revenue of $21,293 decreased by $28,652 or 57.4 percent over the second quarter of 2006 as ongoing political debates over electronic voting negatively impacted the U.S. election systems business resulting in decreased sales of election systems products. There was no lottery systems revenue in the quarter ended June 30, 2007 compared to $14,492 in the comparable period for 2006.

Gross Profit

The following table represents information regarding our gross profit for the three-month periods ended June 30, 2007 and 2006:

	Three Months Ended
	June 30,
	2007	2006	% Change
		(As Restated)
Gross profit	$163,998	$177,192	-7.4%
Gross profit margin	23.6%	24.1%	-0.5%
Gross profit for the second quarter of 2007 totaled $163,998 and was $13,194 or 7.4 percent lower than gross profit in the second quarter of 2006. Product gross margin was 27.5 percent compared to 27.7 percent in the comparable period of 2006. Restructuring charges of approximately $2,890 were included in product costs of sales for the second quarter of 2007 while restructuring charges of approximately $1,130 were recorded in the second quarter of 2006. Restructuring charges in the second quarter of 2007 related primarily to the closing of the manufacturing operations in Cassis, France. Service gross margin was relatively flat at 20.2 percent in the second quarter of 2007 compared to 20.1 percent in the second quarter of 2006. There were no restructuring charges in service costs of sales for the second quarter of 2007, while $431 were incurred in the comparable period of 2006.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of June 30, 2007
(Unaudited)
(In thousands, except per share amounts)
Operating Expenses
The following table represents information regarding our operating expenses for the three-month periods ended June 30, 2007 and 2006:

	Three Months Ended
	June 30,
	2007	2006	% Change
		(As Restated)
Selling and administrative expense	$118,062	$118,248	-0.2%
Research, development and engineering expense	17,832	17,723	0.6%
(Gain) loss of sales of assets, net	(6,438)	340	-1993.5%

Total operating expense	$129,456	$136,311	-5.0%
Percent of net sales	18.6%	18.5%	0.1%
Selling and administrative expense for the second quarter of 2007 was $118,062 or 17.0 percent of net sales as compared to $118,248 or 16.1 percent of net sales in 2006. The increase in selling and administrative expense as a percent of sales between years was partially due to a weakening of the U.S. dollar and incremental costs related to acquisitions. There were no restructuring charges in selling and administrative expense for the second quarter of 2007 compared to restructuring charges of $8,263 or 1.1 percent of net sales for the second quarter of 2006. The restructuring charges in the second quarter of 2006 were primarily related to the termination of an IT outsourcing agreement. Research, development, and engineering expense for the second quarter of 2007 was 2.6 percent of net sales as compared to 2.4 percent in 2006. In the second quarter of 2007, there were no restructuring charges included in research, development, and engineering expense as compared to restructuring charges of $1,206 for the comparable period in 2006. The gain on sale of assets in the second quarter of 2007 resulted from the sale of the Company’s manufacturing plant in Cassis, France of $6,438 associated with the Company’s restructuring initiatives.
Operating Profit
The following table represents information regarding our operating profit for the three-month periods ended June 30, 2007 and 2006:

	Three Months Ended
	June 30,
	2007	2006	% Change
		(As Restated)
Operating profit	$34,542	$40,881	-15.5%
Operating profit margin	5.0%	5.6%	-0.6%
Operating profit for the second quarter of 2007 totaled $34,542 and was $6,339 or 15.5 percent lower than operating profit for the second quarter of 2006. The decrease resulted mainly from lower election systems revenue and no lottery systems sales in the second quarter of 2007 compared to the same period in 2006. Operating profit was impacted by restructuring income of $3,548 or 0.5 percent of net sales in the second quarter of 2007 compared to restructuring charges of $11,030 or 1.5 percent of net sales for the comparable period in 2006.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of June 30, 2007
(Unaudited)
(In thousands, except per share amounts)
Other Income (Expense) and Minority Interest
The following table represents information regarding our other income (expense) and minority interest for the three-month periods ended June 30, 2007 and 2006:

	Three Months Ended
	June 30,
	2007	2006	% Change
		(As Restated)
Investment income	$5,046	$4,723	6.8%
Interest expense	(9,899)	(8,039)	23.1%
Miscellaneous, net	3,804	(2,371)	-260.4%

Other income (expense)	$(1,049)	$(5,687)	-81.6%

Percentage of net sales	-0.2%	-0.8%	0.6%

Minority interest	$(3,750)	$(1,884)	99.0%
Investment income for the second quarter of 2007 was $5,046 and increased by $323 or 6.8 percent compared to the same period in 2006. Interest expense for the second quarter of 2007 was $9,899 and increased $1,860 or 23.1 percent compared to 2006 mainly due to higher interest rates. Miscellaneous income, net was $6,175 higher in the second quarter of 2007 versus the second quarter of 2006 mainly due to a change in foreign exchange gain (loss). Minority interest was $1,866 higher in the second quarter of 2007 than the comparable period in 2006.
Net Income
The following table represents information regarding our net income for the three-month periods ended June 30, 2007 and 2006:

	Three Months Ended
	June 30,
	2007	2006	% Change
		(As Restated)
Net income	$19,818	$21,522	-7.9%
Percent of net sales	2.9%	2.9%	0.0%
Effective tax rate	33.4%	35.4%	-2.0%
Net Income for the second quarter of 2007 was $19,818, a decrease of $1,704 or 7.9 percent compared with the second quarter of 2006. The effective tax rate for the second quarter of 2007 was 33.4 percent versus 35.4 percent for the second quarter of 2006.
Segment Analysis and Operating Profit Summary
Diebold North America (DNA) second quarter of 2007 net sales of $369,830 decreased $4,270 or 1.1 percent over second quarter of 2006 net sales of $374,100. DI second quarter of 2007 net sales of $304,062 increased by $7,335 or 2.5 percent compared with net sales in the comparable period in 2006 of $296,727. The increase in Diebold International (DI) net sales was mainly attributable to financial self-service revenue growth in Brazil. Election Systems (ES) & Other net sales in the second quarter of 2007 of $21,293 decreased by $43,144 or 67.0 percent compared to the second quarter of 2006 net sales of $64,437. This decrease was due primarily to U.S. election systems revenue being down by $27,233 and a decrease in Brazil of $1,423. Also, the decrease in ES & Other net sales was due to no Brazilian lottery systems revenue in the second quarter of 2007 compared to $14,492 in the second quarter of 2006.
DNA second quarter of 2007 operating profit of $26,715 increased $3,445 compared to the second quarter of 2006 operating profit of $23,270. This increase was due to no restructuring charges in the second quarter of 2007 compared to restructuring charges of $5,921 for the same period in 2006, partially offset by a higher mix of revenue from the lower margin security business and unfavorable financial self-service sales mix. DI operating profit for the second quarter of 2007 was $9,562, an increase of $2,021 or 26.8 percent compared with the second quarter of 2006. The favorable movement in DI operating profit was due in part to the gain on sale of the Company’s manufacturing plant in Cassis, France of $6,438 associated with the Company’s restructuring initiatives, partially offset by lower service margins in the second quarter of 2007 compared to the second quarter of 2006. ES & Other second quarter of 2007 operating loss was $1,735 and declined by $11,805 or 117.2 percent compared to an operating profit of $10,070 in the second quarter of 2006. This decrease was a result of lower sales volume in election systems, as well as no revenue or profits from lottery systems sales in the second quarter of 2007 compared to the second quarter of 2006.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of June 30, 2007
(Unaudited)
(In thousands, except per share amounts)
Refer to Note 9 to the condensed consolidated financial statements for details of segment revenue and operating profit.
Six Months Ended June 30, 2007 Comparisons with Six Months Ended June 30, 2006
Net Sales
The following table represents information regarding our net sales for the six-month periods ended June 30, 2007 and 2006:

	Six Months Ended
	June 30,
	2007	2006	% Change
		(As Restated)
Net sales	$1,341,471	$1,399,409	-4.1%

Net sales for the six months ended June 30, 2007 totaled $1,341,471 and was $57,938 or 4.1 percent lower than net sales for the comparable period in 2006. Net sales in the first six months of 2007 included a net positive currency impact of approximately $33,100. Financial self-service revenue for the six months ended June 30, 2007 increased by $8,935 or 1.0 percent over the comparable period in 2006, with revenue from Asia Pacific increasing by 10.1 percent, and revenue from the Americas increasing by 0.1 percent. Security solutions revenue for the six months ended June 30, 2007 increased by $15,469 or 4.3 percent over the comparable period in 2006. Election systems revenue of $30,526 decreased by $49,213 or 61.7 percent over the six months ended June 30, 2006. There was no lottery systems revenue in the six months ended June 30, 2007 in comparison with $33,129 in the comparable period of 2006.

Gross Profit

The following table represents information regarding our gross profit for the six-month periods ended June 30, 2007 and 2006:

	Six Months Ended
	June 30,
	2007	2006	% Change
		(As Restated)
Gross profit	$293,875	$336,436	-12.7%
Gross profit margin	21.9%	24.0%	-2.1%
Gross profit for the six months ended June 30, 2007 totaled $293,875 and was $42,561 or 12.7 percent lower than gross profit in the six months ended June 30, 2006. Product gross margin was 24.3 percent in the six-month period ended June 30, 2007 compared to 28.5 percent in the comparable period in 2006. Product gross margins were adversely affected by restructuring charges of approximately $24,256 in the first six months of 2007 and $1,823 for the same period in 2006. Service gross margin in the six months ended June 30, 2007 increased to 19.9 percent compared to 19.4 percent for the six months ended June 30, 2006 mainly due to higher profitability in the U.S. service business.
Operating Expenses
The following table represents information regarding our operating expenses for the six-month periods ended June 30, 2007 and 2006:

	Six Months Ended
	June 30,
	2007	2006	% Change
		(As Restated)
Selling and administrative expense	$225,036	$218,796	2.9%
Research, development and engineering expense	34,221	37,312	-8.3%
(Gain) loss of sales of assets, net	(6,421)	322	-2094.1%

Total operating expense	$252,836	$256,430	-1.4%
Percent of net sales	18.8%	18.3%	0.5%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of June 30, 2007
(Unaudited)
(In thousands, except per share amounts)
Selling and administrative expense for the six months ended June 30, 2007 was $225,036 or 16.8 percent of net sales as compared to $218,796 or 15.6 percent of net sales for the first six months of 2006. The increase in selling and administrative expense as a percent of sales resulted in part due to a weakening of the U.S. dollar, higher corporate administrative expense resulting from higher legal costs and additional IT and project related expenses, and incremental spend related to acquisitions. There were no restructuring charges in selling and administrative expense for the first six months of 2007 compared to restructuring charges of $8,814 or 0.6 percent of net sales for the same period in 2006. The restructuring charges for the six months ended June 30, 2006 were primarily related to the termination of an IT outsourcing agreement. Research, development, and engineering expense for the first six months of 2007 decreased by $3,091 compared to the same period in 2006 mainly due to lower restructuring charges. In the first six months of 2007, there were no restructuring charges in research, development, and engineering expense versus $3,751 for the comparable period in 2006. The gain on sale of assets in the first six months of 2007 primarily resulted from the gain on sale of the Company’s manufacturing plant in Cassis, France of $6,438 associated with the Company’s restructuring initiatives.
Operating Profit
The following table represents information regarding our operating profit for the six-month periods ended June 30, 2007 and 2006:

	Six Months Ended
	June 30,
	2007	2006	% Change
		(As Restated)
Operating profit	$41,039	$80,006	-48.7%
Operating profit margin	3.1%	5.7%	-2.6%
Operating profit for the six months ended June 30, 2007 totaled $41,039 and was $38,967 or 48.7 percent lower than operating profit for the same period in 2006. The decrease in operating profit margin resulted mainly from lower election systems revenue and no lottery systems sales in first six months of 2007 versus the comparable period in 2006. Additionally, operating expenses for the first six months of 2007 negatively impacted operating profit mainly due to a weakening of the U.S. dollar, higher corporate administrative expense resulting from higher legal costs and additional IT and project related expenses, and incremental costs related to acquisitions. Operating profit was also unfavorably impacted by restructuring charges of $17,818 or 1.3 percent of net sales in the first six months of 2007 compared to $15,018 or 1.1 percent of net sales for the comparable period in 2006.
Other Income (Expense) and Minority Interest
The following table represents information regarding our other income (expense) and minority interest for the six-month periods ended June 30, 2007 and 2006:

	Six Months Ended
	June 30,
	2007	2006	% Change
		(As Restated)
Investment income	$10,654	$8,790	21.2%
Interest expense	(19,284)	(15,398)	25.2%
Miscellaneous, net	8,077	(1,003)	905.3%

Other income (expense)	$(553)	$(7,611)	92.7%

Percentage of net sales	0.0%	-0.5%	0.5%

Minority interest	$(4,407)	$(2,931)	50.4%
Investment income for the six months ended June 30, 2007 was $10,654 and increased by $1,864 or 21.2 percent compared to the same period in 2006. Interest expense for the first six months of 2007 was $19,284 and increased $3,886 or 25.2 percent versus the comparable period in 2006 due to both higher borrowing levels and higher interest rates. Miscellaneous income, net was $9,080 higher for the first six months of 2007 versus the comparable period in 2006 mainly due to favorable movement in foreign exchange gain (loss). Minority interest was $1,476 higher in the first six months of 2007 than the comparable period in 2006.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of June 30, 2007
(Unaudited)
(In thousands, except per share amounts)
Net Income
The following table represents information regarding our net income for the six-month periods ended June 30, 2007 and 2006:

	Six Months Ended
	June 30,
	2007	2006	% Change
		(As Restated)
Net income	$21,452	$44,882	-52.2%
Percent of net sales	1.6%	3.2%	-1.6%
Effective tax rate	40.5%	35.4%	5.1%
Net income for the six months ended June 30, 2007 was $21,452 and decreased $23,430 or 52.2 percent over net income for the six months ended June 30, 2006. The effective tax rate for the first six months of 2007 was 40.5 percent versus 35.4 percent for the comparable period in 2006.
Segment Revenue and Operating Profit Summary
DNA net sales of $726,095 for the six months ended June 30, 2007 increased $1,543 or 0.2 percent over the comparable period of 2006 net sales of $724,552. DI net sales of $584,850 for the six months ended June 30, 2007 increased by $22,861 or 4.1 percent over the comparable period of 2006 net sales of $561,989. The increase in DI net sales was attributed to strong revenue growth of $14,070 in Asia Pacific and higher revenue in Brazil and Latin America. ES & Other net sales of $30,526 for the six months ended June 30, 2007 decreased $82,342 or 73.0 percent compared to the six months ended June 30, 2006. Purchasing delays by county and state governments within the United States, as a result of ongoing political debates over electronic voting, adversely affected the overall election systems business in 2007.
DNA operating profit for the six months ended June 30, 2007 decreased by $3,444 or 6.5 percent versus the comparable period in 2006. DI operating profit for the six months ended June 30, 2007 decreased by $19,887 or 191.0 percent versus the same period in 2006. The DI decrease was primarily due to higher restructuring charges in the first six months of 2007 compared to the same period in 2006. The operating profit in ES & Other decreased by $15,636 or 94.2 percent, moving from an operating profit of $16,607 for the six months ended June 30, 2006 to $971 for the first six months of 2007. The decrease in ES & Other operating profit was a result of lower revenue.
Refer to Note 9 to the condensed consolidated financial statements for further details of segment revenue and operating profit.
LIQUIDITY AND CAPITAL RESOURCES
Capital resources are obtained from income retained in the business, senior notes, committed and uncommitted credit facilities, long-term industrial revenue bonds, and operating and capital leasing arrangements. Management expects that cash provided from the Company’s capital resources will be sufficient to finance planned working capital needs, investments in facilities or equipment, and the purchase of Company’s common shares for at least the next twelve months. Part of the Company’s growth strategy is to pursue strategic acquisitions. The Company has made acquisitions in the past and intends to make acquisitions in the future. The Company intends to finance any future acquisitions with either cash provided from operations, borrowings under available credit facilities, proceeds from debt or equity offerings and/or the issuance of common shares.
The following table summarizes the results of our Condensed Consolidated Statement of Cash Flows:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of June 30, 2007
(Unaudited)
(In thousands, except per share amounts)

	Six Months Ended
	June 30,
	2007	2006
		(As Restated)
Net cash flow provided (used) by:
Operating activities	$62,280	$47,463
Investing activities	(27,931)	(62,430)
Financing activities	(161,257)	(35,519)
Effect of exchange rate changes on cash and cash equivalents	6,743	69

Net decrease in cash and cash equivalents	$(120,165)	$(50,417)

During the six months ended June 30, 2007, the Company generated $62,280 in cash from operating activities, an increase of $14,817 or 31.2 percent from the same period in 2006. Cash flows from operating activities are generated primarily from net income and controlling the components of working capital. Cash flows from operations during the six months ended June 30, 2007 were positively affected by decreases in accounts receivable and deferred income taxes and an increase in accounts payable, partially offset by decreased net income of $21,452, increased inventories and the change in certain other assets and liabilities. The decrease in accounts receivable was $96,612 in the first six months of 2007, which was $83,940 more than the same period of 2006 as a result of DSO decreasing to 64 days at June 30, 2007 compared to 77 days at June 30, 2006. The increase in accounts payable of $4,118 was an improvement of $19,712 in the first six months of 2007 cash flows due to the Company extending payment terms compared to a decrease of $15,594 in the same period of 2006. The increase in inventories was $36,119 and was $18,521 more than 2006 largely due to strong anticipated future orders. The change in certain other assets and liabilities negatively affected cash flows from operations for the six months ended June 30, 2007 by $46,055 as compared with $16,532 in the six months ended June 30, 2006. The change was primarily the result of timing of tax payments as well as the change in finance receivables.
The Company used $27,932 for investing activities in the six months ended June 30, 2007, a decrease of $34,499 or 55.3 percent from the same period in 2006. The decrease was the result of $35,149 used for acquisitions, in the first six months of 2006 primarily Genpass Service Solutions, LLC, Actcom, Incorporated and ERAS Joint Venture, LLP, compared to $9,090 of earnout payments in the first six months of 2007 for previous acquisitions. In addition, the Company had net proceeds from maturities of investments of $11,997 in the first six months of 2007 compared to net proceeds of $3,001 in the same period of 2006, decreasing the net cash used for investing activities by $8,996.
The Company used $161,257 for financing activities in the six months ended June 30, 2007, an increase of $125,738, or 354.0 percent over the same period of 2006. The increase was the result of increased net repayments on borrowings of $245,761, moving from net proceeds from borrowings of $124,890 in the first six months of 2006 to net repayments of borrowings of $120,871 in the same period of 2007. Also, the Company paid $1,693 more in dividends and more to minority interest holders in 2007. These increases in cash used for financing activities were partially offset by the decrease in common shares repurchased of $132,064.
In March 2006, the Company secured fixed-rate long-term financing of $300,000 in senior notes in order to take advantage of favorable long-term interest rates. The maturity dates of the senior notes are staggered, with $75,000, $175,000 and $50,000 becoming due in 2013, 2016 and 2018, respectively. The Company used $270,000 of the net proceeds from the offering to reduce the outstanding balance under its revolving credit facility. All other contractual cash obligations with initial and remaining terms in excess of one year and contingent liabilities remained generally unchanged at June 30, 2007 compared to December 31, 2006.
At June 30, 2007, the Company had U.S. dollar denominated private placement debt outstanding of $300,000, U.S. dollar denominated outstanding bank credit lines approximating $225,448, euro denominated outstanding bank credit lines approximating 19,214 (translated at $26,019) and Indian rupee denominated outstanding bank credit lines approximating 252,242 (translated at $6,198). An additional $282,111 was available under committed credit line agreements, and $62,299 was available under uncommitted lines of credit.
The Company‘s financing agreements contain various restrictive covenants, including net debt to capitalization and interest coverage ratios. Under both the agreements with J.P. Morgan Chase Bank, N.A. and the note purchase agreement governing the senior notes, we are obligated to provide financial statements within a specified period of time after the end of each quarter and to provide audited financial statements within a specified period of time after the end of our fiscal year. Due to the delay in completing our financial statements, we received waivers under both aforementioned agreements from the lenders that allow

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of June 30, 2007
(Unaudited)
(In thousands, except per share amounts)
us to waive the requirement to provide financial statements until September 30, 2008. Giving effect to the waivers, we were in compliance with the covenants as of June 30, 2007.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s consolidated financial statements. The consolidated financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of the consolidated financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Management of the Company uses historical information and all available information to make these estimates and assumptions. Actual amounts could differ from these estimates and different amounts could be reported using different assumptions and estimates.
The Company’s significant accounting policies are described in Note 1 to the Condensed Consolidated Financial Statements. Management believes that, of its significant accounting policies, its policies concerning revenue recognition, allowance for bad debts and credit risk, inventories, goodwill, and pensions and postretirement benefits are the most critical because they are affected significantly by judgments, assumptions and estimates. Additional information regarding these policies is included below.
Revenue Recognition The Company’s revenue recognition policy is consistent with the requirements of Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), and Staff Accounting Bulletin 104 (SAB 104). In general, the Company records revenue when it is realized, or realizable and earned. The Company considers revenue to be realized or realizable and earned when the following revenue recognition requirements are met: persuasive evidence of an arrangement exists, which is a customer contract; the products or services have been accepted by the customer via delivery or installation acceptance; the sales price is fixed or determinable within the contract; and collectability is probable.
For product sales, the Company determines that the earnings process is complete when title, risk of loss and the right to use equipment has transferred to the customer. Within the North America business segment this occurs upon customer acceptance and acceptance, where the Company is contractually responsible for installation, is upon completion of the installation of all of the items at a job site and the Company’s demonstration the items are in operable condition. Where items are contractually only delivered to a customer, revenue recognition of these items is upon shipment or delivery to a customer location depending on the terms in the contract. Within the international business segment, customer acceptance is upon either delivery or completion of the installation depending on the terms in the contract with the customer.
The Company offers the following product groups and related services to its customers:
Self-Service Products Self-service products pertain to ATMs. Included within the ATM is software, which operates the ATM. The related software is considered an integral part of the equipment since without it, the equipment cannot function. Revenue is recognized in accordance with SOP 97-2. The Company also provides service contracts on ATMs.
Service contracts typically cover a 12-month period and can begin at any given month during the year after the standard 90-day warranty period expires. The service provided under warranty is significantly limited as compared to those offered under service contracts. Further, warranty is not considered a separate element of the sale. The Company’s warranty covers only replacement of parts inclusive of labor. Service contracts are tailored to meet the individual needs of each customer. Service contracts provide additional services beyond those covered under the warranty, and usually include preventative maintenance service, cleaning, supplies stocking and cash handling all of which are not essential to the functionality of the equipment. For sales of service contracts, where the service contract is the only element of the sale, revenue is recognized ratably over the life of the contract period. In contracts that involve multiple-element arrangements, amounts deferred for services are determined based upon vendor specific objective evidence of the fair value of the elements as prescribed in SOP 97-2. The Company determines fair value of deliverables within a multiple element arrangement based on the price charged when each element is sold separately.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of June 30, 2007
(Unaudited)
(In thousands, except per share amounts)
Election Systems The Company, through its wholly owned subsidiaries, Premier Election Solutions, Inc. (PESI) and Amazonia Industria Eletronica S.A. Procomp, offers electronic voting systems. Election systems revenue consists of election equipment, software, training, support, installation and maintenance. The election equipment and software components are included in product revenue. The training, support, installation and maintenance components are included in service revenue. The election systems contracts contain multiple deliverable elements and custom terms and conditions. Revenue on election systems contracts is recognized in accordance with SOP 97-2. The Company recognizes revenue for delivered elements only when the fair values of undelivered elements are known, uncertainties regarding customer acceptance are resolved and there are no customer-negotiated refund or return rights affecting the revenue recognized for delivered elements. The Company determines fair value of deliverables within a multiple element arrangement based on the price charged when each element is sold separately. Some contracts may contain discounts and, as such, revenue is recognized using the residual value method of allocation of revenue to the product and service components of contracts.
Integrated Security Solutions Diebold Integrated Security Solutions provides global sales, service, installation, project management and monitoring of original equipment manufacturer (OEM) electronic security products to financial, government, retail and commercial customers. These solutions provide the Company’s customers a single-source solution to their electronic security needs. Revenue is recognized in accordance with SAB 104. Revenue on sales of the products described above is recognized upon shipment, installation or customer acceptance of the product as defined in the customer contract. In contracts that involve multiple-element arrangements, amounts deferred for services are determined based upon vendor specific objective evidence of the fair value of the elements as prescribed in EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables.
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
Allowance for Bad Debts and Credit Risk The Company evaluates the collectability of accounts receivable based on a number of criteria. These criteria are (1) a percentage of sales, which is based on historical loss experience and current trends, which is recorded as a reserve for uncollectible accounts as sales occur throughout the year and (2) periodic adjustments for known events such as specific customer circumstances and changes in the aging of accounts receivable balances. Since the Company’s receivable balance is concentrated primarily in the financial and government sectors, an economic downturn in these sectors could result in higher than expected credit losses.
Inventories The Company primarily values inventories at the lower of cost or market applied on a first-in, first-out (FIFO) basis, with the notable exceptions of Brazil and election systems that value inventory using the average cost method, which approximates FIFO. At each reporting period, the Company identifies and writes down its excess and obsolete inventory to its net realizable value based on forecasted usage, orders and inventory aging. With the development of new products, the Company also rationalizes its product offerings and will write down discontinued product to the lower of cost or net realizable value.
Goodwill The Company tests all existing goodwill at least annually for impairment using the fair value approach on a “reporting unit” basis in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS 142). The Company’s reporting units are defined as Domestic and Canada, Brazil, Latin America, Asia Pacific, EMEA and Election Systems. The Company uses the discounted cash flow method and the guideline company method for determining the fair value of its reporting units. As required by SFAS 142, the determination of implied fair value of the goodwill for a particular reporting unit is the excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities in the same manner as the allocation in a business combination. Implied fair value goodwill is determined as the excess of the fair value of the reporting unit over the fair value of its assets and liabilities. The Company’s fair value model uses inputs such as estimated future segment performance. The Company uses the most current information available and performs the annual impairment analysis as of November 30 each year and between annual tests if an event occurs or circumstances change that would more likely than not reduce the carrying value of a reporting unit below its carrying amount. However, actual circumstances could differ significantly from assumptions and estimates made and could result in future goodwill impairment.
Pensions and Postretirement Benefits Annual net periodic expense and benefit liabilities under the Company’s defined benefit plans are determined on an actuarial basis. Assumptions used in the actuarial calculations have a significant impact on plan obligations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of June 30, 2007
(Unaudited)
(In thousands, except per share amounts)
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
At the end of 2006, the Company adopted SFAS No. 158 (SFAS 158), Employers’ Accounting for Defined Pension and Other Postretirement Plans, which changes the accounting requirements for defined benefit pension and other postretirement plans. SFAS 158 requires that the Company recognize the funded status of each of its plans in the consolidated balance sheet.
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
RECENT ACCOUNTING PRONOUNCEMENTS
Emerging Issues Task Force Issue No. 06-10 In June 2007, the Financial Accounting Standards Board (FASB) ratified EITF Issue 06-10 (EITF 06-10), Accounting for Collateral Assignment Split Dollar Life Insurance, which applies to entities that participate in collateral assignment split-dollar life insurance arrangement that extend into an employee’s retirement period (often referred to as “key person” life insurance.) The pronouncement requires employers to recognize a liability for the postretirement obligation associated with a collateral assignment arrangement if, based on an agreement with an employee, the employer has agreed to maintain a life insurance policy during the postretirement period or to provide a death benefit. The guidance is effective for fiscal years beginning after December 15, 2007 including interim periods within those years. The adoption of EITF 06-10 will not have a material impact on the Company’s financial position, results of operations or liquidity.
Emerging Issues Task Force Issue No. 06-11 In June 2007, the FASB ratified EITF Issue 06-11 (EITF 06-11), Accounting for Income Tax Benefits on Share-Based Payment Awards. EITF 06-11 requires entities to record the tax benefit associated with dividends or dividend equivalents on certain share-based payment awards that are charged to retained earnings, as an increase in additional paid-in capital (APIC). Generally the payment of such dividends can be treated as deductible compensation for tax purposes. EITF 06-11 is to be applied prospectively for tax benefits on dividends declared beginning after December 15, 2007. The adoption of EITF 06-11 will not have a material impact on the Company’s financial position, results of operations or liquidity.
Statement of Financial Accounting Standards No. 159 In February 2007, the FASB issued SFAS No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115, which permits an entity the option to choose to measure certain financial assets and financial liabilities at fair value. The fair value option may be elected on an instrument-by-instrument basis with few exceptions. In addition, SFAS 159 amends previous accounting guidance to extend the fair value option to available-for-sale and held-to-maturity securities. The Statement applies to all entities and was effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company does not expect the adoption of SFAS 159 to have a material impact on the Company’s financial position, results of operations or liquidity.
Statement of Financial Accounting Standards No. 157 In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements (SFAS 157), which was effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. This statement defines fair value, establishes a fair value hierarchy, and requires separate disclosure of fair value measurements by level within the fair value hierarchy. The Company does not expect the adoption of SFAS 157 to have a material impact on the Company’s financial position, results of operations or liquidity.
Statement of Financial Accounting Standards No. 158 In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS No. 158). SFAS 158 requires an entity to recognize the funded status of a defined benefit postretirement

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of June 30, 2007
(Unaudited)
(In thousands, except per share amounts)
plan in its statement of financial position measured as the difference between the fair value of plan assets and the benefit obligation. For a pension plan, the benefit obligation would be the projected benefit obligation; for any other postretirement benefit plan, the benefit obligation would be the accumulated postretirement benefit obligation. The pronouncement also requires disclosure of additional information in the notes to financial statements about certain effects of net periodic benefit cost in the subsequent fiscal year that arise from delayed recognition of the actuarial gains and losses and the prior services costs and credits. The Company adopted these requirements as of December 31, 2006. For fiscal years ending after December 15, 2008, the pronouncement also requires entities to recognize the actuarial gains and losses and the prior service costs and credits that arise during the period, but which are not recognized as components of net periodic benefit cost as a component of other comprehensive income. It also requires entities to measure defined benefit plan assets and obligations as of the date of the employer’s statement of financial position. The Company is currently evaluating the impact of the adoption of these requirements on its financial statements.
FORWARD-LOOKING STATEMENT DISCLOSURE
In this quarterly report on Form 10-Q, statements that are not reported financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give current expectations or forecasts of future events and are not guarantees of future performance. The use of the words “will,” “believes,” “anticipates,” “expects,” “intends” and similar expressions is intended to identify forward-looking statements that have been made and may in the future be made by or on behalf of the Company.
Although the Company believes that these forward-looking statements are based upon reasonable assumptions, these forward-looking statements involve risks, uncertainties and other factors that may cause actual results to differ materially from those expressed in or implied by the forward-looking statements. The Company is not obligated to update forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law.
Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Some of the risks, uncertainties and other factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements include, but are not limited to:
•	results of the SEC and DOJ investigations;
•	competitive pressures, including pricing pressures and technological developments;
•	changes in the Company’s relationships with customers, suppliers, distributors and/or partners in its business ventures;
•	changes in political, economic or other factors such as currency exchange rates, inflation rates, recessionary or expansive trends, taxes and regulations and laws affecting the worldwide business in each of the Company’s operations, including Brazil, where a significant portion of the Company’s revenue is derived;
•	acceptance of the Company’s product and technology introductions in the marketplace;
•	unanticipated litigation, claims or assessments;
•	the timely completion of the Company’s new manufacturing operation for financial self-service terminals and related components in the Eastern European region;
•	costs and benefits associated with the Company’s workforce reductions, including any related restructuring charges;
•	costs and benefits associated with the closure of the Company’s Cassis production facility, including the timing of related restructuring charges and any tax benefits associated with such charges;
•	the completion of the Company’s implementation of its ERP system and other IT-related functions;
•	the Company’s ability to reduce costs and expenses and improve internal operating efficiencies; including the optimization of the Company’s manufacturing capacity;
•	the Company’s ability to successfully implement measures to improve pricing;

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of June 30, 2007
(Unaudited)
(In thousands, except per share amounts)
•	variations in consumer demand for financial self-service technologies, products and services;
•	challenges raised about reliability and security of the Company’s election systems products, including the risk that such products will not be certified for use or will be decertified;
•	changes in laws regarding the Company’s election systems products and services;
•	potential security violations to the Company’s information technology systems;
•	the Company’s ability to successfully execute its strategy related to the elections systems business; and
•	the Company’s ability to achieve benefits from its cost-reduction initiatives and other strategic changes.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2007
(In thousands)
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to foreign currency exchange rate risk inherent in its international operations denominated in currencies other than the U.S. dollar. A hypothetical 10 percent unfavorable movement in the applicable foreign exchange rates would have resulted in a decrease in 2007 year-to-date operating profit of approximately $1,322. The sensitivity model assumes an instantaneous, parallel shift in the foreign currency exchange rates. Exchange rates rarely move in the same direction. The assumption that exchange rates change in an instantaneous or parallel fashion may overstate the impact of changing exchange rates on amounts denominated in a foreign currency.
The Company’s risk-management strategy uses derivative financial instruments such as forwards to hedge certain foreign currency exposures. The intent is to offset gains and losses that occur on the underlying exposures, with gains and losses on the derivative contracts hedging these exposures. The Company does not enter into derivatives for trading purposes. The Company’s primary exposures to foreign exchange risk are movements in the dollar/euro, dollar/yuan, and dollar/real rates. For the six months ended June 30, 2007, there were no significant changes in the Company’s foreign exchange risks compared with the prior period.
The Company manages interest rate risk with the use of variable rate borrowings under its committed and uncommitted credit facilities, fixed rate borrowings under its private placement agreement and interest rate swaps. Variable rate borrowings totaled $261,262 at June 30, 2007, of which $50,000 was effectively converted to fixed rate using interest rate swaps. A one percentage point increase or decrease in interest rates would have resulted in an increase or decrease in interest expense for the three and six months ended June 30, 2007 of approximately $515 and $1,072, respectively, on the variable debt including the impact of the swap agreements. The Company’s primary exposure to interest rate risk is movement in the three-month LIBOR rate. The Company hedged $200,000 of the fixed rate borrowings under a private placement agreement, which was treated as a cash flow hedge. This reduced the effective interest rate by 14 basis points from 5.50 to 5.36 percent.
ITEM 4: CONTROLS AND PROCEDURES
This quarterly report includes the certifications of our CEO and CFO required by Rule 13a-14 of the Exchange Act. See Exhibits 31.1 and 31.2. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.
Background of Restatement
In the first quarter of 2006, the Division of Enforcement of the SEC initiated an informal inquiry into certain of the Company’s accounting and financial reporting matters and requested the Company provide certain documents and information, specifically related to its practice of recognizing certain revenue on a bill and hold basis.
In the third quarter of 2006, the Company was informed that the SEC’s previous informal inquiry related to revenue recognition had been converted to a formal, non-public investigation.
On July 25, 2007, the Company announced that it would delay the release of its earnings results for the quarter ended June 30, 2007, as well as the filing of its quarterly report on Form 10-Q for that quarter, while the Company sought guidance from the OCA as to the Company’s revenue recognition policy. The guidance sought related to the Company’s long-standing practice of recognizing certain revenue on a bill and hold basis within its North America business segment.
On October 2, 2007, the Company announced it was discontinuing the use of bill and hold as a method of revenue recognition in both its North America business segment and its International businesses.
On December 21, 2007, the Company announced that, in consultation with outside advisors, it was conducting an internal review into certain accounting and financial reporting matters, including, but not limited to, the review of various balance sheet accounts such as prepaid expenses, accrued liabilities, capitalized assets, deferred revenue and reserves within both the Company’s North America and International businesses. The review was conducted primarily by outside counsel of the Company and was done in consultation with and participation by the Company’s internal audit staff and management, as well as outside advisors including forensic accountants and independent legal counsel to the Audit Committee.
During the course of the review, certain questions were raised as to certain prior accounting and financial reporting items in addition to bill and hold revenue recognition, including whether the prepaid expenses, accrued liabilities, capitalized assets, deferred revenue and reserves had been recorded accurately and timely. Accordingly, the scope of the review was expanded beyond the initial revenue recognition issues to include these additional items. This review has been completed as of the date of the filing of this quarterly report.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2007
(In thousands)
On January 15, 2008, the Company announced that it had concluded its discussion with the OCA and, as a result of those discussions, the Company determined that its previous long-standing method of accounting for bill and hold transactions was in error, representing a misapplication of GAAP. In addition, the Company disclosed that revenue previously recognized on a bill and hold basis would be recognized upon customer acceptance of products at a customer location. Management of the Company determined that this corrected method of recognizing revenue would be adopted retroactively after an in-depth analysis and review with its outside auditors, KPMG, an independent registered public accounting firm, the Audit Committee of the Company’s Board of Directors and the OCA. Accordingly, management concluded that previously issued financial statements for the fiscal years ended December 31, 2006, 2005, 2004, and 2003; the quarterly data in each of the quarters for the years ended December 31, 2006 and 2005; and the quarter ended March 31, 2007, must be restated and should no longer be relied upon. As a result, the Company has restated its previously issued financial statements for those periods. Restated financial information is presented in this quarterly report.
Disclosure Controls and Procedures
Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the CEO and CFO as appropriate, to allow timely decisions regarding required disclosures.
In connection with the preparation of this quarterly report, Diebold’s management, under the supervision and with the participation of the CEO and CFO, conducted an evaluation of disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, including restatement of previously issued financial statements described above and the identification of certain material weaknesses in internal control over financial reporting, discussed in detail below, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2007, and through the date of this filing. Certain material weaknesses described below have not been remediated.
Nevertheless, based on a number of factors, including the completion of the Company’s internal review, internal procedures that identified revisions to previously issued financial statements and the performance of additional procedures by management designed to ensure the reliability of financial reporting, the Company’s management believes that the consolidated financial statements fairly present, in all material respects, the Company’s financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with GAAP.
Management identified the following control deficiencies as of June 30, 2007 that constituted material weaknesses:

Description of Material Weaknesses
Control Environment: The Company’s control environment was not effective at establishing sufficient control consciousness or the appropriate culture to promote the consistent application of accounting policies and procedures, adherence to GAAP, and the importance of effective internal control over financial reporting. This material weakness contributed to the material weaknesses noted below.
Selection, Application and Communication of Accounting Policies: The Company’s policies and procedures for the selection of accounting policies and the communication of those accounting policies to the Company’s personnel for consistent application were ineffective. This material weakness results from insufficient accounting and finance personnel with skills, knowledge, and training in GAAP in light of the Company’s geographic dispersion of the Company’s operations, decentralization of accounting functions, and disparity in accounting systems. This material weakness resulted in additional material weaknesses in the accounting for certain revenue transactions under SAB 104 and inventory valuation that arise from policies and procedures that do not effectively apply GAAP in the Company’s financial statements. These material weaknesses resulted in material errors in the preparation of the Company’s financial statements.
Monitoring: The Company did not maintain monitoring activities that were effective at ensuring that breakdowns in the operation of controls at the individual business units are detected and corrected on a timely basis. This material weakness led to the failure to detect deficiencies in the compliance with the Company’s policies and procedures on a timely basis, including balance sheet account review controls operated by business unit personnel. Specifically, certain asset and accrual accounts were recorded and reconciled by numerous individual business units without a review or reconciliation at a higher level on a total account basis. This material weakness resulted in material errors in the preparation of the Company’s financial statements.
Manual Journal Entries: The Company did not maintain effective policies and procedures over non-recurring manual journal entries. Specifically, effective policies and procedures were not in place to ensure that non-recurring manual journal entries were accompanied by sufficient supporting documentation, that supporting documentation was properly retained, and that these journal entries were adequately reviewed and approved. This material weakness resulted in material errors in the Company’s financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2007
(In thousands)
Contractual Agreements: The Company did not have appropriate policies and procedures to ensure that non-routine contractual agreements or supporting information with financial reporting implications are received completely or in a timely manner by accounting personnel. This material weakness resulted in material errors in the presentation and disclosure of certain acquisitions, divestitures, sales arrangements and legal matters.
Account Reconciliations: The Company’s policies and procedures did not adequately address the steps necessary for an adequate reconciliation, the supporting documentation that should be maintained, the timing of the performance or their review and approval. This resulted in material weaknesses in the Company’s policies and procedures with respect to account reconciliations for accounts receivable, inventory, other assets, accounts payable, accrued expenses, deferred revenue, and intercompany accounts.
These deficiencies give rise to a reasonable possibility of a material error occurring in each of these accounts and not being prevented or detected on a timely basis and resulted in material errors in the Company’s financial statements.
These material weaknesses resulted in material errors and in the restatement of Diebold’s historical financial statements and resulted in errors in the Company’s preliminary 2007 financial statements.
Changes in Internal Control Over Financial Reporting
Other than disclosed below, there are no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
During the quarter ended June 30, 2007, management continued the process of implementing certain of the remediation measures described below including (a) development and execution of portions of a specific and targeted communication plan involving the executive leadership and the Board of Directors, (b) certain personnel actions, (c) implementation of the revised revenue recognition policy, (d) the establishment of more rigorous financial reporting policies, procedures and processes involving the review and approval of account reconciliations, journal entries, and corresponding supporting documentation, (e) the design and implementation of training programs, (f) an increased emphasis by the corporate accounting, internal audit and finance controls compliance groups on reviewing key accounting controls and process, including documentation requirements, and (g) engaging expert accounting consultants to assist management with the implementation and optimization of controls, the documentation of complex accounting transactions and the reconciliation of deferred revenue accounts. Management continued to implement these remediation measures during the quarter ended June 30, 2007.
Diebold’s management believes the remediation measures described below will remediate the identified control deficiencies and strengthen the Company’s internal control over financial reporting. As management continues to evaluate and work to improve its internal control over financial reporting, it may be determined that additional measures must be taken to address control deficiencies or it may be determined that the Company needs to modify, or in appropriate circumstances not to complete, certain of the remediation measures described below.
Remediation Steps to Address Material Weaknesses
In response to the material weaknesses identified above, management, along with the CEO and CFO, proposed and began the implementation of several key initiatives and remediation efforts to address the material weaknesses, as well as other areas of identified risk. These remediation efforts, outlined below, are intended both to address the identified material weaknesses and to enhance the Company’s overall financial control environment.
Control Environment: Commencing in 2006, major efforts have been made by current senior executives to communicate and establish an effective culture and tone necessary to support the Company’s control environment. Substantial progress has been made in addressing the remediation of this weakness at all levels within the

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2007
(In thousands)
Company, but ongoing efforts were still in process as of date of the filing of this quarterly report. In order to reinforce an environment of strong consciousness and the appropriate culture within the Company to ensure the consistent application of accounting policies, adherence with GAAP, and the importance of internal control over financial reporting, management has developed and executed portions of a specific and targeted communication plan involving the executive leadership and the Board of Directors. These communications are focused on setting the tone and highlighting the requirements and expectations for all employees related to financial reporting controls compliance, personnel responsibilities, processes and avenues for reporting suspected violations of the Code of Conduct, and mechanisms to answer questions and address potential concerns. In addition, the Company’s executives will be required to attend educational courses that will focus on executive fiduciary responsibilities and duties relating to financial reporting and controls.
Selection, Application and Communication of Accounting Policies: Management has made some personnel changes in the accounting and financial reporting functions. Actions have been taken, related to appropriate remedial actions with respect to certain employees, including terminations, reassignments, reprimands, increased supervision, and the imposition of financial penalties in the form of compensation adjustments. In addition, management will continue to enhance its accounting and finance organization personnel to better align individuals with job responsibilities commensurate with skills sets, experience, and capabilities. The Company is also evaluating the structure of the finance department, to further align and segregate, where necessary, the responsibilities within the accounting, financial reporting, planning and forecasting responsibilities. In addition, the Company is continuing to recruit additional qualified senior accounting personnel for the accounting and finance departments, including certified public accountants with public accounting firm experience, and designing and implementing retention programs to ensure that personnel with this background and experience can be retained. Management also is implementing training programs that are designed to ensure that the Company’s personnel have knowledge, experience and training in the application of GAAP commensurate with the Company’s financial reporting requirements.
In 2007, management began expansion of its existing accounting policies and procedures manual, and issued several new policies. To date, these policies and procedures address account reconciliations, manual journal entries, fixed assets, non-routine contractual agreements, and access to financial information systems. Management will expand, strengthen and distribute a financial and accounting policies and procedures manual that will specifically address revenue recognition, recording of expenses, recording and valuation of assets, accruals and reserves and other accounting matters. In addition, in 2007, management increased the focus and expanded testing by internal audit and the financial controls compliance group on the review and monitoring of key accounting processes, including journal entries, account reconciliations and their corresponding supporting documentation and the review of complex accounting areas, including revenue recognition. Management will continue this increased focus and expanded testing of controls compliance related to these key accounting processes in 2008.
Starting in August 2007, management conducted training courses for numerous accounting and finance personnel regarding accounting policies, account reconciliations and revenue recognition. Management will continue to identify, develop and deliver targeted training, as necessary, to global accounting and finance personnel on current financial accounting issues and policies, internal controls and GAAP compliance, including specific revenue recognition training. This training will cover proper capitalization of assets, including inventory and accrual of costs. Finally, the training will also include the fundamentals of accounting and financial reporting matters, including accounting policies, financial reporting requirements, account reconciliations, documentation requirements, and other specific areas of financial reporting.
In January 2008, management formed a multi-discipline project team that has implemented procedures and proper financial controls related to compliance with the revised revenue recognition policy to ensure revenue is properly recognized.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2007
(In thousands)
Monitoring: Management continues to enhance its accounting and finance processes and structure to facilitate completion of detailed analytical reviews of the consolidated balance sheet at a financial statement line item level. This process will include an additional review separate from the account owner or business unit personnel at a level of precision that is designed to detect a breakdown in controls which could lead to errors that could be material. The process includes a review to identify inconsistencies in application of GAAP, reporting misclassifications of balances, and/or validates that variances in balance sheet accounts are consistent with fluctuations in related income statement accounts.
Manual Journal Entries: In October 2007, management established a global journal entry accounting policy governing requirements for support, review and approval of non-recurring manual journal entries. This policy was established to ensure accuracy and completeness of non-recurring manual journal entries on a global basis, and implemented authorization levels for the approval of non-recurring manual journal entries that includes the review of certain material non-recurring manual journal entries by the Vice President — Corporate Controller and/or CFO. Compliance with this policy will be tested on a regular basis by the financial controls compliance group. In addition, management is reviewing the utilization of the systematic application control of journal entry approvals within its ERP system.
Contractual Agreements: Management continues to evaluate and enhance controls to develop a more formalized process for monitoring, updating, and disseminating non-routine contractual agreements to facilitate a complete and timely review by accounting personnel. Additional controls include the implementation of a global contractual agreement database related to existence, completeness, approval, and retention of global contractual agreements amongst the various departments.
Account Reconciliations: In 2006, 2007 and 2008, management engaged expert accounting consultants to assist management with the implementation and optimization of financial controls in various areas including the administration of existing controls and procedures, the documentation of complex accounting transactions and the reconciliation of deferred revenue accounts. In August 2007, management established a global account reconciliation policy governing account reconciliation content, format, review and approval procedures. Compliance with this policy will be tested on a regular basis by the financial controls compliance group. In December 2007, management began implementing a global account reconciliation compliance monitoring tool related to existence, completeness, accuracy and retention of account reconciliations. To date, approximately 80% of the total balance sheet account reconciliations prepared in the United States are monitored utilizing this tool. Global deployment of this tool is contemplated by the end of 2009. In the meantime, management utilizes manual monitoring processes to ensure that reconciliations are completed, reviewed and approved in a timely fashion.
The material weaknesses identified by management and discussed above are not fully remediated as of the date of the filing of this quarterly report. Substantive procedures have been performed by the Company in consultation with external accounting advisors to ensure the underlying transactions within this quarterly report are supported and the financial statements are fairly stated as of the date of the filing of this quarterly report. The Audit Committee has directed management to develop a detailed plan and timetable for the implementation of the above-referenced remedial measures, to the extent not already complete, and will monitor their implementation. In addition, under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of the internal control environment, as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2007
PART II – OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS
The Company is a party to several lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the Company’s consolidated financial statements would not be materially affected by the outcome of any present legal proceedings, commitments, or asserted claims.
In addition to the routine legal proceedings noted above, the Company has been served with various lawsuits, filed against it and certain current and former officers and directors, by shareholders and participants in the Company’s 401(k) savings plan, alleging violations of the federal securities laws and breaches of fiduciary duties with respect to the 401(k) plan. These complaints seek compensatory damages in an unspecific amount, fees and expenses related to such lawsuits and the granting of extraordinary equitable and/or injunctive relief. For each of these lawsuits, the date each complaint was filed, the name of the plaintiff and the federal court in which such lawsuit is pending are as follows:
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
The Konkol, Ziolkowski, New Jersey Carpenter’s Pension Fund, Rein and Graham cases, which allege violations of the federal securities laws, have been consolidated into a single proceeding. The McDermott, Barnett, Farrell, Forbes and Gromek cases, which allege breaches of fiduciary duties under the Employee Retirement Income Security Act of 1974 with respect to the 401(k) plan, likewise have been consolidated into a single proceeding. The Company and the individual defendants deny the allegations made against them, regard them as without merit, and intend to defend themselves vigorously. On August 22, 2008, the court dismissed the consolidated amended complaint in the consolidated securities litigation and entered a judgment in favor of the defendants. On September 16, 2008, the plaintiffs in the consolidated securities litigation filed a notice of appeal with the U.S. Court of Appeals for the Sixth Circuit.
The Company filed a lawsuit on May 30, 2008 (Premier Election Solutions, Inc., et al. v. Board of Elections of Cuyahoga County, et al., Case No. 08-CV-05-7841, (Franklin Cty. Ct Common Pleas)) against the Board of Elections of Cuyahoga County, Ohio, the Board of County Commissioners of Cuyahoga County, Ohio, Cuyahoga County, Ohio (collectively, the County), and Ohio Secretary of State Jennifer Brunner (Secretary) regarding several Ohio contracts under which the Company provided electronic voting systems and related services to the State of Ohio and a number of its counties. The lawsuit was precipitated by the County’s threats to sue the Company for unspecified damages. The complaint seeks a declaration that the Company met its contractual obligations. In response, on July 15, 2008, the County filed an answer and counterclaim alleging that the voting system was defective and seeking declaratory relief and unspecified damages under several theories of recovery. The Secretary has also filed an answer and counterclaim seeking declaratory relief and unspecified damages under a number of theories of recovery.
Management is unable to determine the financial statement impact, if any, of the federal securities class action, the 401(k) class action and the electronic voting systems action.
Additionally, certain current and former officers and directors had been named as defendants in two shareholder derivative actions filed in federal court, purportedly on behalf of the Company (Recht v. O’Dell et al., No. 5:06CV233 (N.D. Ohio, filed January 31, 2006) and Wietschner v. Diebold, Inc., et al., No. 5:06CV418 (N.D. Ohio, filed February 23, 2006)). The complaints asserted claims of breach of fiduciary duties against the defendants on behalf of the Company in connection with alleged violations of the federal securities laws. The derivative cases were consolidated into a single proceeding. On February 29, 2008, the court dismissed the consolidated amended derivative complaint.
The Company and certain directors had been named as defendants by an individual purporting to seek relief on behalf of a putative class of shareholders (Albert Stein v. Diebold Incorporated, et al., Case No. 2008 CV 01144 (Stark Cty. Ct. Common Pleas, filed March 4, 2008)). The complaint was voluntarily dismissed by the plaintiff on June 25, 2008.  The complaint alleged breaches of fiduciary duties with respect to the Company’s rejection of an unsolicited offer by United Technologies Corporation to purchase all of the Company’s

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2007
outstanding shares.  The complaint sought an injunction requiring certain actions and other equitable relief and attorneys’ fees and expenses.  The Company and the individual defendants had moved to dismiss the complaint, which motion was pending as of the dismissal.
The Company was informed during the first quarter of 2006 that the staff of the SEC had begun an informal inquiry relating to the Company’s revenue recognition policy. In the second quarter of 2006, the Company was informed that the SEC’s inquiry had been converted to a formal, non-public investigation. In the fourth quarter of 2007, the Company also learned that the DOJ had begun a parallel investigation. The Company is continuing to cooperate with the government in connection with these investigations. The Company cannot predict the length, scope or results of the investigations, or the impact, if any, on its results of operations.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2007
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Information concerning the Company’s share repurchases made during the second quarter of 2007:

				Maximum
			Total Number of	Number of
			Shares	Shares that May
	Total Number of		Purchased as	Yet Be
	Shares	Average Price	Part of Publicly	Purchased Under
	Purchased (1)	Paid Per Share	Announced Plans (2)	the Plans (2)
April	—	N/A	—	2,926,500
May	31	$46.63	—	2,926,500
June	35	—	—	2,926,500

Total	66	$46.63	—	2,926,500

(1)	Includes 31 and 35 common shares in May and June, respectively, surrendered or deemed surrendered to the Company in connection with option exercises and to satisfy tax withholding obligations in connection with the distribution of common shares under employee share-based compensation plans.

(2)	The total number of shares repurchased as part of the publicly announced share repurchase plan was 9,073,500 as of June 30, 2007. The plan was approved by the Board of Directors in April 1997 and authorized the repurchase of up to two million shares. The plan was amended in June 2004 to authorize the repurchase of an additional two million shares, and was further amended in August and December 2005 to authorize the repurchase of an additional six million shares. On February 14, 2007, the Board of Directors approved an increase in the Company’s share repurchase program by authorizing the repurchase of up to an additional two million of the Company’s outstanding common shares. The plan has no expiration date.
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company’s annual meeting of shareholders was held on April 26, 2007. Each matter voted upon at such meeting and the number of shares cast for, against or withheld, and abstained are as follows:
1. Election of Directors

	For	Withheld
Louis V. Bockius III	58,377,108	1,594,473
Philip R. Cox	57,225,837	2,745,744
Richard L. Crandall	58,429,346	1,542,235
Gale S. Fitzgerald	58,933,237	1,038,344
Phillip B. Lassiter	58,413,809	1,557,772
John N. Lauer	58,380,532	1,591,049
Eric J. Roorda	59,352,185	619,396
Thomas W. Swidarski	58,870,521	1,101,060
Henry D.G. Wallace	59,309,362	662,219
Alan J. Weber	59,344,293	627,288
2. Ratification of Appointment of KPMG LLP as Independent Auditors for 2007

For	Against	Abstained
59,042,821	824,044	104,716
3. Approval of amendments to the Corporation’s Amended Code of Regulations

	For	Against	Abstained
a. Modernization and clarification of the existing Code	59,431,274	298,133	243,384
b. NYSE requirement regarding uncertificated shares	59,446,434	250,725	275,632
c. Indemnification of Officers and Directors	56,898,637	2,688,915	385,239

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2007

	For	Against	Abstained
d. Notice of shareholder proposal	54,835,883	4,719,901	417,007
e. Board permission to amend the Code of Regulators	55,872,483	3,618,098	482,210

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2007
ITEM 6: EXHIBITS

3.1	(i)	Amended and Restated Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.1 (i) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994. (Commission File No. 1-4879)

3.1	(ii)	Amended and Restated Code of Regulations of Diebold, Incorporated — incorporated by reference to Exhibit 3.1(ii) to Registrant’s on Form 10-Q for the quarter ended March 31, 2007. (Commission File No. 1-4879)

3.2		Certificate of Amendment by Shareholders to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.2 to Registrant’s Form 10-Q for the quarter ended March 31, 1996. (Commission File No. 1-4879)

3.3		Certificate of Amendment to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.3 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998. (Commission File No. 1-4879)

4.1		Rights Agreement dated as of February 11, 1999 between Diebold, Incorporated and The Bank of New York — incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form 8-A, filed February 2, 1999. (Commission File No. 1-4879)

*10.1		Form of Employment Agreement as amended and restated as of September 13, 1990 – incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990. (Commission File No. 1-4879)

*10.2		Schedule of Certain Officers who are Parties to Employment Agreements – incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005. (Commission File No. 1-4879)

*10.5	(i)	Supplemental Employee Retirement Plan I as amended and restated July 1, 2002 – incorporated by reference to Exhibit 10.5(i) to Registrant’s Form 10-Q for the quarter ended September 30, 2002. (Commission File No. 1-4879)

*10.5	(ii)	Supplemental Employee Retirement Plan II as amended and restated July 1, 2002 – incorporated by reference to Exhibit 10.5(ii) to Registrant’s Form 10-Q for the quarter ended September 30, 2002. (Commission File No. 1-4879)

*10.7	(i)	1985 Deferred Compensation Plan for Directors of Diebold, Incorporated – incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10K for the year ended December 31, 1992. (Commission File No. 1-4879)

*10.7	(ii)	Amendment No. 1 to the Amended and Restated 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated – incorporated by reference to Exhibit 10.7 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998. (Commission File No. 1-4879)

*10.7	(iii)	Amendment No. 2 to the Amended and Restated 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated – incorporated by reference to Exhibit 10.7 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 2003. (Commission File No. 1-4879)

*10.7	(iv)	2005 Deferred Compensation Plan for Directors of Diebold, Incorporated, effective as of January 1, 2005 – incorporated by reference to Exhibit 10.7(iv) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005. (Commission File No. 1-4879)

*10.8	(i)	1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 – incorporated by reference to Exhibit 4(a) to Form S-8 Registration Statement No. 333-60578.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2007

*10.8	(ii)	Amendment No. 1 to the 1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 – incorporated by reference to Exhibit 10.8 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 2004. (Commission File No. 1-4879)

*10.8	(iii)	Amendment No. 2 to the 1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 – incorporated by reference to Exhibit 10.8 (iii) to Registrant’s Form 10-Q for the quarter ended March 31, 2004. (Commission File No. 1-4879)

*10.8	(iv)	Amendment No. 3 to the 1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 – incorporated by reference to Exhibit 10.8 (iv) to Registrant’s Form 10-Q for the quarter ended June 30, 2004. (Commission File No. 1-4879)

*10.9		Long-Term Executive Incentive Plan — incorporated by reference to Exhibit 10.9 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993. (Commission File No. 1-4879)

*10.10	(i)	Amended and Restated 1992 Deferred Incentive Compensation Plan – incorporated by reference to Exhibit 10.10 (i) to Registrant’s Form 10-Q for the quarter ended September 30, 2002. (Commission File No. 1-4879)

*10.10	(ii)	2005 Deferred Incentive Compensation Plan, effective as of January 1, 2005 – incorporated by reference to Exhibit 10.10(ii) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005. (Commission File No. 1-4879)

*10.11		Annual Incentive Plan — incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000. (Commission File No. 1-4879)

*10.13	(i)	Forms of Deferred Compensation Agreement and Amendment No. 1 to Deferred Compensation Agreement — incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996. (Commission File No. 1-4879)

*10.13	(ii)	Section 162(m) Deferred Compensation Agreement (as amended and restated January 29, 1998) — incorporated by reference to Exhibit 10.13 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998. (Commission File No. 1-4879)

*10.14		Deferral of Stock Option Gains Plan — incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998. (Commission File No. 1-4879)

10.17	(i)	Amended and Restated Loan Agreement dated as of April 30, 2003 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, N.A. — incorporated by reference to Exhibit 10.17 to Registrant’s Form 10-Q for the quarter ended June 30, 2003. (Commission File No. 1-4879)

10.17	(ii)	First Amendment to Loan Agreement, dated as of April 28, 2004 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, N.A. — incorporated by reference to Exhibit 10.17 (ii) to Registrant’s Form 10-Q for the quarter ended June 30, 2004. (Commission File No. 1-4879)

10.17	(iii)	Second Amendment to Loan Agreement, dated as of April 27, 2005 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and JPMorgan Chase Bank N.A. (successor by merger to Bank One, N.A.) — incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on May 3, 2005. (Commission File No. 1-4879)

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2007

10.17	(iv)	Third Amendment to Loan Agreement, dated as of November 16, 2005 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and JPMorgan Chase Bank N.A. (successor by merger to Bank One, N.A.) — incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on November 22, 2005. (Commission File No. 1-4879)

10.17	(v)	Fourth Amendment to Loan Agreement, dated November 27, 2006 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and JPMorgan Chase Bank N.A. (successor by merger to Bank One, N.A.) – incorporated by reference to Exhibit 10.17(v) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006. (Commission File No. 1-4879)

*10.18	(i)	Retirement and Consulting Agreement with Robert W. Mahoney – incorporated by reference to Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000. (Commission File No. 1-4879)

*10.18	(ii)	Extension of Retirement and Consulting Agreement with Robert W. Mahoney – incorporated by reference to Exhibit 10.18 (ii) to Registrant’s Form 10-Q for the quarter ended September 30, 2002. (Commission File No. 1-4879).

*10.18	(iii)	Extension of Retirement and Consulting Agreement with Robert W. Mahoney — incorporated by reference to Exhibit 10.18 (iii) to Registrant’s Form 10-Q for the quarter ended June 30, 2003. (Commission File No. 1-4879).

*10.18	(iv)	Extension of Retirement and Consulting Agreement with Robert W. Mahoney — incorporated by reference to Exhibit 10.18 (iv) to Registrant’s Form 10-Q for the quarter ended March 31, 2004. (Commission File No. 1-4879).

*10.18	(v)	Extension of Retirement and Consulting Agreement with Robert W. Mahoney — incorporated by reference to Exhibit 10.18 (v) to Registrant’s Form 10-Q for the quarter ended March 31, 2005. (Commission File No. 1-4879)

*10.18	(vi)	Extension of Retirement and Consulting Agreement with Robert W. Mahoney dated March 7, 2006 — incorporated by reference to Exhibit 10.18 (vi) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005. (Commission File No. 1-4879).

10.20	(i)	Transfer and Administration Agreement, dated as of March 31, 2001 by and among DCC Funding LLC, Diebold Credit Corporation , Diebold, Incorporated, Receivables Capital Corporation and Bank of America, National Association and the financial institutions from time to time parties thereto. — incorporated by reference to Exhibit 10.20 (i) to Registrant’s Form 10-Q for the quarter ended March 31, 2001. (Commission File No. 1-4879)

10.20	(ii)	Amendment No. 1 to the Transfer and Administration Agreement by and among DCC Funding LLC, Diebold Credit Corporation, Diebold, Incorporated, Receivables Capital Corporation and Bank of America, National Association – incorporated by reference to Exhibit 10.20 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 2001. (Commission File No. 1-4879).

*10.21		Separation Agreement with Eric C. Evans — incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on October 18, 2005. (Commission File No. 1-4879)

*10.22		Form of non-Qualified Stock Option Agreement — incorporated by reference to Exhibit 10.22 to Registrant’s Form 10-Q for the quarter ended March 31, 2007. (Commission File No. 1-4879)

*10.23		Form of Restricted Share Agreement – incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on February 16, 2005. (Commission File No. 1-4879).

*10.24		Form of RSU Agreement – incorporated by reference to Exhibit 10.24 on Registrant’s Form 10-Q for the quarter ended March 31, 2007. (Commission File No. 1-4879).

*10.25		Form of Performance Share Agreement – incorporated by reference to Exhibit 10.25 to Registrant’s Form 10-Q for the quarter ended March 31, 2007. (Commission File No. 1-4879).

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2007

*10.26	Diebold, Incorporated Annual Cash Bonus Plan – incorporated by reference to Exhibit A to Registrant’s Proxy Statement on Schedule 14A filed on March 16, 2005. (Commission File No. 1-4879).

10.27	Form of Note Purchase Agreement – incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on March 8, 2006. (Commission File No. 1-4879).

*10.28	Employment Agreement between Diebold, Incorporated and Thomas W. Swidarski – incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on May 1, 2006. (Commission File No. 1-4879).

*10.29	Employment [Change in Control] Agreement between Diebold, Incorporated and Thomas W. Swidarski – incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on May 1, 2006. (Commission File No. 1-4879)

*10.30	Compromise Agreement between Diebold International Limited, Diebold, Incorporated and Daniel J. O’Brien – incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K filed on May 1, 2006. (Commission File No. 1-4879)

*10.31	Separation Agreement between Diebold, Incorporated and Michael J. Hillock, effective June 12, 2006 – incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on June 16, 2006. (Commission File No. 1-4879).

10.32	Letter Agreement (including Term Note) dated as of November 27, 2006, between Diebold, Incorporated and PNC Bank, N.A. — incorporated by reference to Exhibit 10.31 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006. (Commission File No. 1-4879)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C Section 1350.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C Section 1350.

*  Reflects management contract or other compensatory agreement.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2007
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIEBOLD, INCORPORATED (Registrant)

Date : September 30, 2008	By:	/s/ Thomas W. Swidarski
Thomas W. Swidarski
President and Chief Executive Officer (Principal Executive Officer)

Date : September 30, 2008	By:	/s/ Kevin J. Krakora
Kevin J. Krakora
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2007
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