Form 10-Q
period 2007-09-30
DIEBOLD INC
filed 2008-09-30
CIK 28823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
     Common Stock, $1.25 Par Value — 66,100,607 shares as of August 29, 2008

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
INDEX

Special Note
This quarterly report on Form 10-Q for the quarter ended September 30, 2007 was delayed due to the Company’s discussions with the Office of the Chief Accountant (OCA) of the Securities and Exchange Commission (SEC) with regard to the Company’s practice of recognizing certain revenue on a bill and hold basis in its North America business segment, as well as due to the review of other accounting matters described below. On December 21, 2007, the Company announced that in consultation with outside advisors, it was conducting an internal review into certain accounting and financial reporting matters, including, but not limited to, the review of various balance sheet accounts such as prepaid expenses, accrued liabilities, capitalized assets, deferred revenue and reserves within both the Company’s North America and International businesses. On January 15, 2008, the Company announced that it had concluded its discussion with the OCA and, as a result of those discussions, the Company determined that its previous long-standing method of accounting for bill and hold transactions was in error, representing a misapplication of United States generally accepted accounting principles (GAAP). Management of the Company determined that the corrected method of recognizing revenue would be adopted retroactively after an in-depth analysis and review with its outside auditors, KPMG LLP (KPMG), an independent registered public accounting firm, the Audit Committee of the Company’s Board of Directors, and the OCA. Accordingly, management concluded that the previously issued financial statements for the fiscal years ended December 31, 2006, 2005, 2004 and 2003; the quarterly data in each of the quarters for the years ended December 31, 2006 and 2005; and the quarter ended March 31, 2007, must be restated and should no longer be relied upon. As a result, the Company restated its previously issued financial statements for those periods. Restated financial information is presented in this quarterly report as well as Diebold’s annual report on Form 10-K for the year ended December 31, 2007. The annual report contains a discussion of the restatement and the adjustments made as a result of the restatement.

PART I — FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
DIEBOLD, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30,	December 31,
	2007	2006
	(Unaudited)	(As Restated)
ASSETS
Current Assets
Cash and cash equivalents	$141,750	$253,968
Short-term investments	91,854	99,571
Trade receivables, less allowances of doubtful accounts of $27,737 and $32,104, respectively	529,604	618,315
Inventories	591,171	518,999
Deferred income taxes	85,728	86,290
Prepaid expenses	48,486	34,488
Other current assets	157,039	82,604

Total current assets	1,645,632	1,694,235

Securities and other investments	66,686	69,798
Property, plant and equipment, at cost	559,147	550,497
Less accumulated depreciation and amortization	345,743	342,409

Property, plant and equipment, net	213,404	208,088
Goodwill	501,486	459,354
Other assets	199,036	165,185

Total assets	$2,626,244	$2,596,660

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable	$36,855	$11,324
Accounts payable	180,661	156,306
Deferred revenue	322,063	368,717
Other current liabilities	264,137	245,683

Total Current Liabilities	803,716	782,030

Notes payable — long term	574,653	665,481
Pensions and other benefits	40,517	41,142
Postretirement and other benefits	32,054	32,475
Deferred income taxes	48,720	26,405
Other long-term liabilities	32,689	28,814
Minority interest	11,920	21,880
Commitments and contingencies	—	—

Shareholders’ Equity
Preferred shares, no par value, authorized 1,000,000 shares, none issued	—	—
Common shares, authorized 125,000,000 shares, issued 75,568,852 and 75,145,662, shares, respectively outstanding 69,955,928 and 65,595,596, shares, respectively	94,461	93,932
Additional capital	256,887	235,242
Retained earnings	1,062,504	1,059,725
Treasury shares, at cost (9,612,924 and 9,550,066 shares, respectively)	(406,156)	(403,098)
Accumulated other comprehensive income	74,279	12,632

Total shareholders’ equity	1,081,975	998,433

Total liabilities and shareholders’ equity	$2,626,244	$2,596,660

See accompanying Notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Unaudited)	(As Restated)	(Unaudited)	(As Restated)
Net sales
Products	$359,972	$360,716	$978,629	$1,074,415
Services	380,881	365,966	1,103,695	1,051,675

	740,853	726,682	2,082,324	2,126,090

Cost of sales
Products	264,494	247,340	732,982	757,449
Services	299,300	290,937	878,408	843,801

	563,794	538,277	1,611,390	1,601,250

Gross profit	177,059	188,405	470,934	524,840

Selling and administrative expense	117,532	116,758	342,568	335,554
Research, development and engineering expense	18,894	17,437	53,115	54,748
(Gain) loss on sale of assets, net	14	—	(6,407)	322

	136,440	134,195	389,276	390,624

Operating profit	40,619	54,210	81,658	134,216

Other income (expense)
Investment income	6,221	3,992	16,875	12,782
Interest expense	(10,045)	(9,556)	(29,329)	(24,955)
Miscellaneous, net	(1,227)	977	6,850	(26)
Minority interest	(1,172)	(1,578)	(5,579)	(4,510)

Income before taxes	34,396	48,045	70,475	117,507

Taxes on income	6,247	15,387	20,874	39,969

Net income	$28,149	$32,658	$49,601	$77,538

Weighted-average shares outstanding:
Basic	65,926	65,627	65,798	67,055
Diluted	66,985	66,424	66,720	67,646

Earning per common share:
Basic	$0.43	$0.50	$0.75	$1.16

Diluted	$0.42	$0.49	$0.74	$1.15

See accompanying Notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2007	2006
	(Unaudited)	(As Restated)
Cash flow from operating activities:
Net income	$49,601	$77,538
Adjustments to reconcile net income to cash provided by operating activities:
Minority share of income	5,579	4,510
Depreciation and amortization	47,156	53,818
Share-based compensation	10,945	13,354
Excess tax benefits from share-based compensation	(867)	(247)
Deferred income taxes	14,892	1,596
(Gain) loss on sale of assets, net	(6,407)	322
Cash provided (used) by changes in certain assets and liabilities:
Trade receivables	92,589	95,941
Inventories	(48,164)	(39,644)
Prepaid expenses	(12,686)	(4,800)
Other current assets	(11,134)	(3,766)
Accounts payable	18,085	(36,753)
Deferred revenue	(51,500)	(20,584)
Certain other assets and liabilities	(70,241)	(18,062)

Net cash provided by operating activities	37,848	123,223

Cash flow from investing activities:
Payments for acquisitions, net of cash acquired	(10,028)	(57,812)
Proceeds from maturities of investments	54,788	45,979
Payments for purchases of investments	(31,867)	(61,724)
Proceeds from sale of fixed assets	7,594	6,442
Capital expenditures	(34,323)	(28,313)
Increase in certain other assets	(22,725)	(17,714)

Net cash used by investing activities	(36,561)	(113,142)

Cash flow from financing activities:
Dividends paid	(46,820)	(43,739)
Notes payable borrowings	556,480	1,174,608
Notes payable repayments	(629,774)	(1,003,520)
Distribution of affiliates’ earnings to minority interest holder	(15,440)	(718)
Excess tax benefits from share-based compensation	867	247
Issuance of common shares	8,323	7,020
Repurchase of common shares	—	(143,745)

Net cash used by financing activities	(126,364)	(9,847)

Effect of exchange rate changes on cash	12,859	118

Increase (decrease) in cash and cash equivalents	(112,218)	352
Cash and cash equivalents at the beginning of the period	253,968	210,393

Cash and cash equivalents at the end of the period	$141,750	$210,745

See accompanying Notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2007
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)
NOTE 1: CONSOLIDATED FINANCIAL STATEMENTS
The accompanying unaudited condensed consolidated financial statements of Diebold, Incorporated and its subsidiaries (collectively, the Company) have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles (GAAP); however, such information reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results for the interim periods.
The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s annual report on Form 10-K for the year ended December 31, 2007 and 2006. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature, as well as all restatement adjustments discussed in Note 2, “Background of the Restatement,” considered necessary to fairly state the financial position of the Company at September 30, 2007 and December 31, 2006 the results of its operations for the three- and nine- month periods ended September 30, 2007 and September 30, 2006 and its cash flows for the nine month periods ended September 30, 2007 and September 30, 2006.
In addition, some of the Company’s statements in this quarterly report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the nine-month period ended September 30, 2007 are not necessarily indicative of results to be expected for the full year.
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

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2007
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
FORM 10-Q as of September 30, 2007
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)
The following tables present the effects of the restatement adjustments by financial statement line item for the three-month period ended September 30, 2006:

	Three Month Period Ended September 30, 2006
		Adjustments
		Revenue Recognition
	As			Account				Total	Provision for
	Reported	Bill & Hold	Other	Reconciliations	Inventory	Capitalization	Other	Adjustments	Income Tax	As Restated
					(in thousands)
Net sales
Products	$364,335	$(4,154)	$1,013	$(478)	$(148)	$—	$148	$(3,619)	$—	$360,716
Services	366,404	(224)	(125)	(89)	—	—	—	(438)	—	365,966

	730,739	(4,378)	888	(567)	(148)	—	148	(4,057)	—	726,682

Cost of sales
Products	257,525	(945)	(1,058)	(8,574)	(305)	—	697	(10,185)	—	247,340
Services	291,122	(298)	(108)	261	(40)	—	—	(185)	—	290,937

	548,647	(1,243)	(1,166)	(8,313)	(345)	—	697	(10,370)	—	538,277

Gross profit	182,092	(3,135)	2,054	7,746	197	—	(549)	6,313	—	188,405

Selling and administrative expense	116,403	37	(227)	(784)	—	1,430	(101)	355	—	116,758
Research, development and engineering expense	17,299	103	—	35	—	—	—	138	—	17,437
Gain (loss) on sale of assets, net	—	—	—	—	—	—	—	—	—	—

	133,702	140	(227)	(749)	—	1,430	(101)	493	—	134,195

Operating profit	48,390	(3,275)	2,281	8,495	197	(1,430)	(448)	5,820	—	54,210

Other income (expense)
Investment income	4,026	—	(34)	—	—	—	—	(34)	—	3,992
Interest expense	(9,643)	—	—	—	—	—	87	87	—	(9,556)
Miscellaneous, net	502	(1)	—	750	—	—	(274)	475	—	977
Minority interest	(1,564)	(14)	—	—	—	—	—	(14)	—	(1,578)

Income before taxes	41,711	(3,290)	2,247	9,245	197	(1,430)	(635)	6,334	—	48,045

Taxes on income	12,169	—	—	—	—	—	—	—	3,218	15,387

Net income	$29,542	$(3,290)	$2,247	$9,245	$197	$(1,430)	$(635)	$6,334	$(3,218)	$32,658

Weighted-average shares outstanding:
Basic	65,627									65,627
Diluted	66,020									66,424

Earnings per common share:
Basic	$0.45									$0.50

Diluted	$0.45									$0.49

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2007
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)
The following tables present the effects of the restatement adjustments by financial statement line item for the nine-month period ended September 30, 2006:

	Nine Month Period Ended September 30, 2006
		Adjustments
		Revenue Recognition
	As			Account				Total	Provision for
	Reported	Bill & Hold	Other	Reconciliations	Inventory	Capitalization	Other	Adjustments	Income Tax	As Restated
	(in thousands)
Net sales
Products	$1,031,323	$31,474	$12,808	$(1,190)	$1,748	$—	$(1,748)	$43,092	$—	$1,074,415
Services	1,049,503	3,799	(183)	(1,444)	—	—	—	2,172	—	1,051,675

	2,080,826	35,273	12,625	(2,634)	1,748	—	(1,748)	45,264	—	2,126,090

Cost of sales
Products	735,297	28,124	7,784	(8,856)	(3,209)	—	(1,691)	22,152	—	757,449
Services	844,138	2,618	(335)	(2,096)	(524)	—	—	(337)	—	843,801

	1,579,435	30,742	7,449	(10,952)	(3,733)	—	(1,691)	21,815	—	1,601,250

Gross profit	501,391	4,531	5,176	8,318	5,481	—	(57)	23,449	—	524,840

Selling and administrative expense	338,135	218	(878)	(4,390)	—	2,752	(283)	(2,581)	—	335,554
Research, development and engineering expense	53,873	773	—	102	—	—	—	875	—	54,748
Gain (loss) on sale of assets, net	322	—	—	—	—	—	—	—	—	322

	392,330	991	(878)	(4,288)	—	2,752	(283)	(1,706)	—	390,624

Operating profit	109,061	3,540	6,054	12,606	5,481	(2,752)	226	25,155	—	134,216

Other income (expense)
Investment income	12,913	—	(131)	—	—	—	—	(131)	—	12,782
Interest expense	(25,598)	—	—	—	—	—	643	643	—	(24,955)
Impairment of asset	—	—	—	—	—	—	—	—	—	—
Miscellaneous, net	(3,663)	—	—	2,013	—	—	1,624	3,637	—	(26)
Minority interest	(4,393)	(117)	—	—	—	—	—	(117)	—	(4,510)

Income before taxes	88,320	3,423	5,923	14,619	5,481	(2,752)	2,493	29,187	—	117,507

Taxes on income	28,855	—	—	—	—	—	—	—	11,114	39,969

Net income	$59,465	$3,423	$5,923	$14,619	$5,481	$(2,752)	$2,493	$29,187	$(11,114)	$77,538

Weighted-average shares outstanding:
Basic	67,055									67,055
Diluted	67,242									67,646

Earnings per common share:
Basic	$0.89									$1.16

Diluted	$0.88									$1.15

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
FORM 10-Q as of September 30, 2007
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
Installation Allowance — Within the North America business segment, Installation Allowance historically related to the liability for the installation work yet to be performed related to uninstalled equipment for which revenue had been recognized. The installation allowance liability is based on an estimated percentage of the installation sales price. During 2005, the Company

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2007
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)
determined that the general ledger installation allowance liability balance and the balance per the installation sub ledger were out of balance and that the sub ledger did not include specific uninstalled sales orders thereby understating the installation allowance liability. As a result, an analysis of detailed sales orders was performed and an adjustment was recorded to the general ledger to reflect the underlying supporting detail as of November 2005. During the restatement process, the Company reconciled the year end sub ledger information to the general ledger for the restatement periods and made adjustments to record the correction originally recorded in November 2005 into the proper accounting periods.
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
A/P Wire Clearing (Prepaid Wire Account) — The A/P Wire Clearing relates to the Company’s process for making payments to vendors by wire transfer rather than by check. Verification between departments is required in order to ensure that payments via wire transfer are properly and timely recorded as an expense or asset. In 2006, it was determined that the A/P Wire Clearing account balance had not been reconciled in recent years and that the account balance was not supported. Based on the analysis performed in 2006, the Company adjusted the account to record the unsupported difference in the account balance. During the restatement process, the Company determined the account balances for periods prior to 2006 based on detailed supporting documentation contained errors, and recorded the 2006 adjustment in the proper time periods.
Other Accruals, Reserves and Prepaids — During the restatement process, the Company identified several accrual accounts related to warranty, freight, product trade-ins and stock-based compensation, as well as reserves and prepaid accounts, that were either not adjusted to supported balances on a timely basis or not reconciled on a timely basis. The Company reviewed these accruals, reserves and prepaid accounts including the underlying estimates to assess whether any previously recorded balances required adjustment. During the restatement process, the Company recorded adjustments where necessary to the accrual, reserve and prepaid expense accounts.
Inventory
During the restatement process, the Company adjusted its inventory balances to accurately record the differences between sub ledger detail and general ledger balances, to adjust select inventory balances to lower-of-cost-or-market valuations and to adjust balances for excess, slow-moving and obsolete inventory. Several of the more significant adjustments are described below:
Finished Goods Inventory — The largest of the inventory adjustments recorded related to the Company’s finished goods inventory within its North America business segment. The Company’s finished goods inventory largely includes inventory to be installed, but also includes returned goods from customers pending manufacturing rework or final disposition. Prior to 2005 the Company did not maintain a sub ledger report that detailed the inventory account balances at an order level and thus used analyses and trends to support the recorded general ledger balance. During 2005, the Company constructed the finished goods inventory sub ledger at an order level and reconciled the sub ledger balance to the general ledger account balance. As a result, adjustments were recorded in 2005 to the finished goods inventory account to correct for differences between the general ledger and sub ledger.
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
FORM 10-Q as of September 30, 2007
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
FORM 10-Q as of September 30, 2007
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)
The following tables present the effects of the restatement adjustments on the Consolidated Balance Sheet at December 31, 2006:

	December 31, 2006
	As Reported	Adjustments	As Restated
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$253,814	$154	$253,968
Short-term investments	99,571	—	99,571
Trade receivables, less allowances of doubtful accounts of $32,104	610,893	7,422	618,315
Inventories	442,804	76,195	518,999
Deferred income taxes	72,537	13,753	86,290
Prepaid expenses	37,019	(2,531)	34,488
Other current assets	79,043	3,561	82,604

Total Current Assets	1,595,681	98,554	1,694,235

Securities and other investments	70,088	(290)	69,798
Property, plant and equipment at cost	556,849	(6,352)	550,497
Less accumulated depreciation and amortization	339,961	2,448	342,409

Property, plant and equipment, net	216,888	(8,800)	208,088
Goodwill	460,339	(985)	459,354
Other assets	171,283	(6,098)	165,185

Total Assets	$2,514,279	$82,381	$2,596,660

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$11,324	$—	$11,324
Accounts payable	158,388	(2,082)	156,306
Deferred revenue	170,921	197,796	368,717
Other current liabilities	258,103	(12,420)	245,683

Total Current Liabilities	598,736	183,294	782,030

Notes payable — long term	665,481	—	665,481
Pensions and other benefits	41,142	—	41,142
Postretirement and other benefits	32,942	(467)	32,475
Deferred income taxes	28,412	(2,007)	26,405
Other long-term liabilities	28,814	—	28,814
Minority interest	27,351	(5,471)	21,880

Shareholders’ equity
Preferred shares, no par value, authorized 1,000,000 shares, none issued	—	—	—
Common shares, authorized 125,000,000 shares, issued 75,145,662	93,932	—	93,932
Additional capital	235,229	13	235,242
Retained earnings	1,169,607	(109,882)	1,059,725
Treasury shares, at cost (9,550,066 shares)	(403,098)	—	(403,098)
Accummulated other comprehensive income	(4,269)	16,901	12,632

Total shareholders’ equity	1,091,401	(92,968)	998,433

Total liabilities and shareholders’ equity	$2,514,279	$82,381	$2,596,660

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2007
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)
Statement of Cash Flows
The following tables present the major subtotals for Diebold’s Consolidated Statement of Cash Flows and the effects of the related impacts of the restatement adjustments discussed above for the nine months ended September 30, 2006:

	Nine Months Ended
	September 30, 2006
	(As Reported)	(As Restated)
Net cash provided by:
Net income	$59,465	$77,538
Non-cash adjustments	83,295	73,353
Changes in working capital	(12,758)	(9,606)
Changes in noncurrent assets and liabilities	24,701	(18,062)

Operating activities	154,703	123,223
Investing activities	(139,166)	(113,142)
Financing activities	(10,406)	(9,847)
Effect of exchange rate changes on cash and cash equivalents	(2,871)	118

Net increase in cash and cash equivalents	2,260	352
Cash and cash equivalents at beginning of period	207,900	210,393

Cash and cash equivalents at end of period	$210,160	$210,745

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
Share-based compensation was recognized as a component of selling, general and administrative expenses. Total share-based compensation expense for the three and nine months ended September, 30, 2007 and 2006 was $3,828, $10,945, and $3,508 and $13,354, respectively.
Options outstanding and exercisable under the Company’s 1991 Equity and Performance Incentive Plan, as amended and restated, as of September 30, 2007 and changes during the nine months ended September 30, 2007 were as follows:

		Weighted-	Weighted Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value (1)
	(in thousands)	(per share)	(in years)	(in thousands)
Outstanding at January 1, 2007	2,945	$40.70
Granted	237	47.27
Exercised	(231)	35.82
Expired or forfeited	(62)	43.14

Outstanding at September 30, 2007	2,889	41.57	5	$17,716

Exercisable at September 30, 2007	2,167	$40.48	5	$15,592

(1)	The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the closing price of the Company’s common shares on the last trading day of the third quarter of 2007 and the exercise price, multiplied by the number of “in-the-money” options) that would have been received by the option holders had all option holders exercised their options on September 30, 2007. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common shares.
The following tables summarize information on unvested restricted stock units and performance shares outstanding for the nine-month period ended September 30, 2007:

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2007
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)

	Number of	Weighted-Average
	Shares	Grant-Date Fair Value
Restricted Stock Units (RSUs):	(in thousands)	(per share)
Unvested at January 1, 2007	308	$45.12
Exercised	—	—
Forfeited	(37)	48.86
Vested	(84)	46.79
Granted	138	47.27

Unvested at September 30, 2007	325	$45.16

	Number of	Weighted-Average
	Shares	Grant-Date Fair Value
Performance Shares:	(in thousands)	(per share)
Unvested at January 1, 2007	556	$51.72
Granted	205	58.65
Forfeited	(192)	52.05
Exercised	—	—
Vested	(51)	50.22

Unvested at September 30, 2007	518	$54.49

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

	Three Months Ended September			Nine Months Ended
	30,			September 30,
	2007	2006		2007	2006
		(As Restated)			(As Restated)
Numerator:
Net income	$28,149	$32,658		$49,601	$77,538

Denominator:
Basic weighted-average shares	65,926	65,627		65,798	67,055
Effect of dilutive shares	1,059	797	(1)	922	591	(1)

Diluted weighted-average shares	66,985	66,424		66,720	67,646

Earnings per common share:
Basic	$0.43	$0.50		$0.75	$1.16

Diluted	$0.42	$0.49		$0.74	$1.15

Anti-dilutive shares not used in calculating diluted weighted-average shares	720	992		727	981

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2007
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
Major classes of inventories are summarized as follows:

	September 30, 2007	December 31, 2006
		(As Restated)
Finished goods	$303,943	$242,865
Service parts	153,214	139,720
Work in process	67,694	94,124
Raw Materials	66,320	42,290

Total inventory	$591,171	$518,999

NOTE 6: OTHER COMPREHENSIVE INCOME (LOSS)
Items considered to be other comprehensive income (loss) include adjustments made for foreign currency translation (under SFAS No. 52) and pensions (under SFAS No. 87 and SFAS No. 158), and hedging activities (under SFAS No. 133) Components of comprehensive income consisted of the following:

	Nine Months Ended
	September 30,
	2007	2006
		(As Restated)
Net income	$49,601	$77,538
Other comprehensive income:
Translation adjustment	58,302	23,212
Realized and unrealized (loss) gain on hedges	(245)	4,074
Pension adjustment	3,590	4,118

Comprehensive income	$111,248	$108,942

Accumulated other comprehensive income is reported separately from retained earnings and additional capital in the condensed consolidated balance sheets. Components of accumulated other comprehensive income consist of the following for the nine months ended September 30, 2007 and the year ended December 31, 2006:

	September 30, 2007	December 31, 2006
		(As restated)
Translation adjustment	$107,801	$49,499
Realized and unrealized gain on hedges	$3,751	$3,996
Pension adjustment	(37,273)	(40,863)

Total accumulated other comprehensive income	$74,279	$12,632

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2007
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)
NOTE 7: INCOME TAXES
The effective tax rate for the nine months ended September 30, 2007 was 29.6 percent versus 34.0 percent in the same period in 2006. The decrease in effective tax rate was the result of income mix both domestically and internationally in jurisdictions with lower tax rates and favorable resolution of an accounting method change.
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
FORM 10-Q as of September 30, 2007
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	September 30,
	2007	2006	2007	2006
	Pension Benefits		Other Benefits
Components of Net Periodic Benefit Cost
Service cost	$2,865	$2,794	$2	$2
Interest cost	6,403	5,761	340	327
Expected return on plan assets	(8,252)	(7,749)	—	—
Amortization of prior service cost	154	191	(129)	(126)
Recognized net actuarial loss	1,012	1,110	183	198

Net periodic pension benefit cost	$2,182	$2,107	$396	$401

	Nine Months Ended
	September 30,
	2007	2006	2007	2006
	Pension Benefits		Other Benefits
Components of Net Periodic Benefit Cost
Service cost	$8,596	$8,381	$5	$6
Interest cost	19,209	17,282	1,019	967
Expected return on plan assets	(24,756)	(23,246)	—	—
Amortization of prior service cost	462	573	(387)	(406)
Recognized net actuarial loss	2,966	3,357	549	594
Special termination benefits	—	—	—	74

Net periodic pension benefit cost	$6,477	$6,347	$1,186	$1,235

Cash Flows
Previously, the Company disclosed expected payments related to the 2007 plan year of $14,778 to its qualified and non-qualified pension plans and $2,441 to its other postretirement benefit plan. In the third quarter of 2007, the Company changed its expectation for the total contributions to the qualified plan and non-qualified pension plans to $15,348. The Company’s expectation for contributions to its other post retirement benefit plans has not changed. As of September 30, 2007 and 2006, contributions of $10,593 and $11,838 have been made to the qualified and unqualified pension plans, respectively.
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

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2007
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)
to report is not shown. Items not allocated are as follows: interest income, interest expense, equity in the net income of investees accounted for by the equity method, and income tax expense or benefit.
The following table presents Diebold’s revenue by reportable segment for the three- and nine-month periods ended September 30, 2007 and 2006, respectively.

	DNA	DI	ES & Other	Total
For the quarter ended September 30, 2007

Customer revenue	$388,912	$343,274	$8,667	$740,853
Operating profit (loss)	31,860	11,377	(2,618)	40,619
Capital expenditures	2,196	7,887	212	10,295
Depreciation	8,565	3,214	200	11,979

For the quarter ended September 30, 2006 (As Restated)

Customer revenue	$391,837	$271,407	$63,438	$726,682
Operating profit	39,791	3,700	10,719	54,210
Capital expenditures	1,569	3,964	353	5,886
Depreciation	9,342	4,062	154	13,558

For the nine months ended September 30, 2007

Customer revenue	$1,115,007	$928,124	$39,193	$2,082,324
Operating profit (loss)	81,405	1,900	(1,647)	81,658
Capital expenditures	14,849	18,431	1,043	34,323
Depreciation	21,169	13,250	598	35,017
Property, plant and equipment, at cost	412,446	140,621	6,080	559,147
Total assets	804,833	1,667,760	153,651	2,626,244

For the nine months ended September 30, 2006 (As Restated)

Customer revenue	$1,116,388	$833,396	$176,306	$2,126,090
Operating profit	92,780	14,110	27,326	134,216
Capital expenditures	14,550	11,632	2,131	28,313
Depreciation	20,965	12,683	656	34,304
Property, plant and equipment, at cost	413,327	137,585	5,036	555,948
Total assets	822,004	1,502,837	182,181	2,507,022

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2007
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)
The following table presents Diebold’s revenue by geographic region for the three- and nine-month periods ended September 30, 2007 and 2006, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(As Restated)		(As Restated)
The Americas	$525,600	$549,235	$1,503,814	$1,597,985
Asia Pacific	79,899	72,397	220,465	198,893
Europe, Middle East, and Africa	135,354	105,050	358,045	329,212

Revenue from customers	$740,853	$726,682	$2,082,324	$2,126,090

The following table presents Diebold’s revenue by Product and Service Solution for the three- and nine-month periods ended September 30, 2007 and 2006, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(As Restated)		(As Restated)
Financial self-service:
Products	$270,509	$230,853	$720,823	$702,139
Services	249,227	242,170	733,361	696,398

Total financial self-service	519,736	473,023	1,454,184	1,398,537

Security:
Products	86,509	76,564	238,158	222,246
Services	125,941	113,657	350,789	329,001

Total security	212,450	190,221	588,947	551,247

Total financial self-service & security	732,186	663,244	2,043,131	1,949,784

Election systems:
Products	2,954	52,295	19,648	116,097
Services	5,713	9,118	19,545	25,055

Total election systems	8,667	61,413	39,193	141,152

Lottery systems	—	2,025	—	35,154

Revenue from customers	$740,853	$726,682	$2,082,324	$2,126,090

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2007
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)
NOTE 10: GUARANTEES AND PRODUCT WARRANTIES
The Company has applied the provisions of Financial Accounting Standards Board (FASB) Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, to its agreements that contain guarantees or indemnification clauses. These disclosure requirements expand those required by SFAS No. 5, Accounting for Contingencies, by requiring a guarantor to disclose certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote. The following is a description of arrangements in effect as of September 30, 2007 in which the Company is the guarantor.
In connection with the construction of certain manufacturing facilities, the Company guaranteed repayment of principal and interest on variable rate industrial development revenue bonds by obtaining letters of credit. The bonds were issued with a 20-year original term and are scheduled to mature in 2017. At September 30, 2007, the carrying value of the liability was $11,900.
The Company provides its global operations guarantees and standby letters of credit through various financial institutions to suppliers, regulatory agencies and insurance providers. If the Company is not able to make payment, the suppliers, regulatory agencies and insurance providers may draw on the pertinent bank. At September 30, 2007, the maximum future payment obligations relative to these various guarantees totaled $62,105, of which $22,663 represented standby letters of credit to insurance providers; there was no associated liability recorded for any guarantees. At September 30, 2006, the maximum future payment obligations relative to these various guarantees totaled $41,470, of which $21,163 represented standby letters of credit to insurance providers. There was no associated liability recorded for any guarantees as of September 30, 2007 and 2006.
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

2007

Warranty Liability
Balance at January 1	$22,511
Current period accruals	20,446
Current period settlements	(21,064)

Balance at September 30	$21,893

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
Effective January 1, 2007, the Company acquired Brixlogic, Inc. (Brixlogic) based in San Mateo, California for approximately $8,349. Brixlogic is a software development firm previously used by the Company for various software development projects. Other intangibles, net of amortization, resulting from the acquisition amounted to approximately $8,331 at September 30, 2007. Brixlogic is included as part of the Company’s DNA segment.
In December 2006, the Company acquired the remaining 45 percent of Diebold Colombia, S.A. (Colombia) held by J.J.F. Panama, Inc. and C.R. Panama, Inc. The acquisition was effected in a combination of 56 percent stock and 44 percent cash for a total purchase price of $6,945. Goodwill amounted to approximately $5,826 at September 30, 2007. As a result of this acquisition, this organization became a wholly owned subsidiary of the Company and is included as part of the Company’s DI segment.
In August 2006, the Company acquired Bitelco Telecommunications, Ltd. and Bitelco Services, Ltd. (Bitelco) based in Santiago, Chile for approximately $9,564. Bitelco is a leading security company specializing in product integration, installation, project management and service. Bitelco provides electronic security, fire detection and suppression, and telecommunications security

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2007
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)
solutions for the financial, commercial, government and retail markets. Goodwill and other intangibles, net of amortization, resulting from the acquisition amounted to approximately $1,853 and $4,174, respectively, at September 30, 2007. Bitelco is included as a part of the Company’s DI segment.
In July 2006, the Company acquired Firstline, Inc. (Firstline) for $14,080. Firstline, located in Gold River, California, is a first- and second-line ATM maintenance service provider operating throughout the west coast of the U.S. and also provides limited cash handling services. Goodwill and other intangibles, net of amortization, resulting from the acquisition amounted to approximately $8,492 and $7,113, respectively, at September 30, 2007. Firstline is included as part of the Company’s DNA segment.
In June 2006, the Company acquired Actcom, Incorporated (Actcom), a privately-held company based in Virginia Beach, Virginia, for approximately $11,367. Actcom is a leader in identification and enterprise security. Actcom’s primary customers include U.S. federal government agencies, such as the Department of Defense, as well as state and municipal government agencies. Goodwill resulting from the acquisition amounted to approximately $8,823 at September 30, 2007. Actcom is included as part of the Company’s DNA segment.
In May 2006, the Company acquired ERAS Joint Venture, LLP (ERAS) for $14,000. ERAS is a processing and imaging provider of outsourced serviced and installed systems based in Miami, Florida. Goodwill and other intangibles, net of amortization, resulting from the acquisition amounted to approximately $7,909 and $4,158, respectively, at September 30, 2007. ERAS is included as part of the Company’s DNA segment.
In February 2006, the Company purchased the membership interests of Genpass Service Solutions, LLC (GSS) for $11,931. GSS is an independent, third-party ATM maintenance and service provider for approximately 6,000 ATMs in thirty-four states within the U.S. and has been integrated within the Company’s DNA service organization. Goodwill and other intangibles, net of amortization, amounted to approximately $7,287 and $165, respectively, at September 30, 2007.
NOTE 12: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company uses derivatives to mitigate the negative economic consequences associated with the fluctuations in currencies and interest rates. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, requires that all derivative instruments be recorded on the balance sheet at fair value and that the changes in the fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows derivative gains and losses to be reflected in the income statement together with the hedged exposure, and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. The Company does not enter into any speculative positions with regard to derivative instruments.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2007
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
For the quarter ended September 30, 2006, total restructuring charges were approximately $2,442, primarily from costs associated with the realignment of the European service and research and development operations, as well as realignment of the company’s global manufacturing operations. The accrual balance as of September 30, 2006 was immaterial. Restructuring expenses were incurred as follows: $263 related to product cost of sales, $779 related to service cost of sales, $966 related to selling and administrative expense, $434 related to research and development. These restructuring charges were incurred in the following segments: $2,424 related to DI and the remaining $18 to DNA.
For the nine months ended September 30, 2006, total restructuring charges were $17,363, primarily related to the termination of the company’s IT outsourcing agreement, realignment of global service and research and development efforts, realignment of global manufacturing, and product development rationalization of $7,000, $6,819, $2,082, and $1,000, respectively. Restructuring expenses were incurred as follows: $2,086 related to product cost of sales, $9,780 related to selling and administrative, $4,185 related to research and development, and the remaining primarily related to service cost of sales. These restructuring charges were incurred in the following segments: $6,534 related to DNA, $10,284 related to DI and $545 related to ES & Other.
During the first quarter of 2006, the Company announced a plan (DCM plan) to close its production facility in Cassis, France in an effort to optimize its global manufacturing operations. As of September 30, 2007, the Company anticipates total remaining costs related to the closure of this facility to be approximately $4,425. For the quarter ended September 30, 2007, the Company incurred $734 in expense through product cost of sales. Total restructuring charges incurred to date under the DCM plan are $18,552.
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

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2007
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)

DI
Costs incurred during the three months ended September 30, 2007:
Employee severance costs	$328
Other (1)	406

Total costs incurred during the three months ended September 30, 2007	$734

Costs incurred for the nine months ended September 30, 2007:
Employee severance costs	$16,464
Other (1)	8,526

Total costs incurred to date	24,990
Gain on sale of building	(6,438)

Total net costs incurred to date	$18,552

Expected remaining costs at September 30, 2007:
Employee severance costs	$2,757
Other (1)	1,668

Total costs	$4,425

(1)	Other costs include legal and contract termination fees, asset impairment costs, and costs to transfer usable inventory and equipment.
As of September 30, 2007, the restructuring accrual related to the DCM plan is presented in the following table:

	Balance	Liabilities	Liabilities		Balance
	January 1, 2007	Incurred	Paid/Settled	Adjustments (2)	Sept 30, 2007
Employee severance costs	$—	$16,464	$(13,211)	$402	$3,655
Other (1)	—	8,526	(6,153)	234	2,607

Total expected costs	$—	$24,990	$(19,364)	$636	$6,262

(1)	Other costs include legal and contract termination fees, asset impairment costs, and costs to transfer usable inventory and equipment.

(2)	Foreign currency translation.
During the third quarter of 2007, DI announced its plans to downsize its operations in Germany (Germany plan) in an effort to remove excess capacity. For the quarter ended September 30, 2007, total Germany plan restructuring expenses incurred were $104 through product cost of sales, $181 through service cost of sales, and $200 through operating expenses. During the quarter, the Company notified seventeen employees of termination. As of September 30, 2007, the Company anticipates remaining total costs to be incurred of approximately $2,821. The Company expects the Germany restructuring plan, including all terminations, to be substantially complete by the end of the first quarter of 2008. As of September 30, 2007, the Germany plan accrual balance was immaterial to the Company.
NOTE 14: SUBSEQUENT EVENTS

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2007
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)
The Company has previously announced that it had identified a series of actions that it planned to initiate during 2008 in order to realign its global manufacturing footprint, including a transition from a four-plant global Opteva production footprint down to two plants. While the Company is still finalizing its plans in connection with this manufacturing realignment, on August 11, 2008, the Company notified its employees and the union representing the bargaining unit at its Newark, Ohio-area manufacturing facility that it intends to close this operation and move all of its production to the Company’s plant in Lexington, North Carolina. As a result of this planned closure, the Company is anticipating total restructuring charges of approximately $12,000, consisting of approximately $11,000 in cash charges and approximately $1,000 in non-cash charges. The cash charges consist primarily of employee separation charges, including pension obligations, while the non-cash charges consist primarily of charges to reduce select property, plant and equipment to their net realizable value. The Company also expects a small gain of approximately $1,000 to $2,000 in connection with the potential subsequent sale of the facility that will partially offset the restructuring charges. The Company anticipates the product relocation and employee reductions to begin in October 2008, and that the Newark-area facility will be closed no later than the end of the first quarter of 2009. The job eliminations associated with this planned closing will be included in the global workforce reduction target that was announced on February 6, 2008.
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
RESULTS OF OPERATIONS as of September 30, 2007
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
During the course of the review, certain questions were raised as to certain prior accounting and financial reporting items in addition to bill and hold revenue recognition, including whether prepaids, accruals, capitalized assets, deferred revenue, and reserves had been recorded accurately and timely. Accordingly, the Company informed the SEC that the scope of the review was expanded beyond the initial revenue recognition discussions. This review has been completed as of the date of the filing of this quarterly report on Form 10-Q.
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
OVERVIEW
Diebold has been in business for more than 148 years providing innovative, safe and reliable self-service delivery and security systems to the financial, retail, commercial and government markets. Drawing from a rich past as the nation’s premier manufacturer of safes and vaults, Diebold today is in the midst of a fundamental transformation. In 2007, the Company has continued its work on the operational initiatives set forth in 2006: increase customer loyalty, improve quality, strengthen supply chain, enhance communications and teamwork, and rebuild profitability. The progress made to date has strengthened Diebold’s operations globally by optimizing manufacturing, supply chain, services support, software development and sales and marketing activities. Many of these initiatives support the Company’s three-year effort to reduce its overall cost structure by $100,000 by the end of 2008. The program, which

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of September 30, 2007
(Unaudited)
(In thousands, except per share amounts)
began in 2006, is known as Smart Business 100 and is progressing as expected. To date, significant efficiencies in streamlining the supply chain have been made in the U.S., with other regions reporting solid results, as well.
Also during the third quarter of 2007, convenience and technology took center stage in the financial industry and Diebold remains an innovative performer. For instance, five new U.S. patents granted recently to Diebold could well change where, when and how often consumers bank. The patents cover a variety of applications to enable mobile devices to interact directly with banks’ ATMs.
Diebold also has taken another high-tech step through the introduction of its Outsourcing Assessment Center. This is an on-screen, analytical tool that allows financial institutions to evaluate their current ATM channels against industry standards, then learn how outsourcing can positively impact their bottom lines. Diebold remains an outsourcing expert to which financial institutions continue to turn for assistance in servicing, managing, and even running significant parts of their operations.
In July 2007, the Company celebrated the sale of its 100,000th Opteva ATM and in August 2007 the Company signed an agreement with Vietnam Private Bank to purchase one thousand Opteva ATMs, the largest sale of its kind for the company in Vietnam.
In addition, Diebold created a new structure for its Diebold Election Systems subsidiary to allow it to operate more independently. The changes included establishing a separate board which will include independent directors to oversee the new entity, creating a new management structure to effectively support the election systems company, and moving manufacturing to a third party. The subsidiary has been renamed Premier Election Solutions. The Company will continue to provide the necessary resources and support for this business to operate efficiently and successfully, but has not ruled out divesting a portion or all of its ownership interest in the newly realigned company.
The business drivers of the Company’s future performance include several factors that include, but are not limited to:
•	timing of a self-service upgrade and/or replacement cycle in mature markets such as the United States;

•	high levels of deployment growth for new self-service products in emerging markets such as Asia-Pacific;

•	demand for new service offerings, including outsourcing or operating a network of ATMs;

•	demand beyond expectations for security products and services for the financial, retail and government sectors;

•	implementation and timeline for new election systems in the United States;

•	the Company’s strong financial position; and

•	the Company’s ability to successfully integrate acquisitions.
RESULTS OF OPERATIONS
The following table summarizes the results of our operations for the three- and nine-month periods ended September 30, 2007 and 2006:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2007		2006		2007		2006
		% of		% of		% of		% of
	Dollars	Net Sales	Dollars	Net Sales	Dollars	Net Sales	Dollars	Net Sales
			(As Restated)	(As Restated)			(As Restated)	(As Restated)
Net sales	$740,853	100.0%	$726,682	100.0%	$2,082,324	100.0%	$2,126,090	100.0%
Gross profit	177,059	23.9%	188,405	25.9%	470,934	22.6%	524,840	24.7%
Operating expenses	136,440	18.4%	134,195	18.5%	389,276	18.7%	390,624	18.4%
Operating profit	40,619	5.5%	54,210	7.5%	81,658	3.9%	134,216	6.3%
Net income	28,149	3.8%	32,658	4.5%	49,601	2.4%	77,538	3.6%
Diluted Earnings Per Share	0.42	N/A	0.49	N/A	0.74	N/A	1.15	N/A

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of September 30, 2007
(Unaudited)
(In thousands, except per share amounts)
Third Quarter 2007 Comparisons with Third Quarter 2006
Net Sales
The following table represents information regarding our net sales for the three-month periods ended September 30, 2007 and 2006:

	Three Months Ended
	September 30,
	2007	2006	% Change
	(As Restated)
Net sales	$740,853	$726,682	2.0%
Net sales for the third quarter of 2007 totaled $740,853 and were $14,171 or 2.0 percent higher than net sales for the third quarter of 2006. The increase in net sales included a net positive currency impact of approximately $27,550. Financial self-service revenue increased by $46,713 or 9.9 percent over the comparable period in 2006 with revenue from Europe, Middle East, and Africa (EMEA) increasing 31.7 percent, revenue from Asia Pacific increasing by 8.2 percent, and revenue from the Americas increasing by 3.3 percent. Security solutions revenue increased by $22,229 or 11.7 percent over the third quarter of 2006, due to growth in the Americas of $20,683 or 12.0 percent and Asia Pacific growth of $2,525 or 21.8 percent. Election systems revenue of $8,667 decreased by $52,746 or 85.9 percent over the third quarter of 2006 as political debates over electronic voting negatively impacted the U.S. election systems business resulting in decreased sales of election systems products and no Brazilian voting revenue in the third quarter of 2007 compared to $22,832 in the third quarter of 2006. There was no lottery systems revenue for the quarter ended September 30, 2007 compared to $2,025 for the comparable period in 2006.
Gross Profit
The following table represents information regarding our gross profit for the three-month periods ended September 30, 2007 and 2006:

	Three Months Ended
	September 30,
	2007	2006	% Change
		(As Restated)
Gross profit	$177,059	$188,405	-6.0%
Gross profit margin	23.9%	25.9%	-2.0%
Gross profit for the third quarter of 2007 totaled $177,059 and was $11,346 or 6.0 percent lower than gross profit in the third quarter of 2006. Product gross margin was 26.5 percent compared to 31.4 percent in the comparable period of 2006. Restructuring charges of approximately $838 were included in product costs of sales for the third quarter of 2007 while restructuring charges of approximately $263 were recorded in the third quarter of 2006. The decrease in product gross margin was primarily the result of lower election systems revenue and a higher mix of financial self-service revenue from lower margin market segments, partially offset by the Company’s ongoing cost-reduction program. Service gross margin in the third quarter of 2007 increased to 21.4 percent compared to 20.5 percent in the third quarter of 2006 mainly due to higher profitability in the U.S. service business.
Operating Expenses
The following table represents information regarding our operating expenses for the three-month periods ended September 30, 2007 and 2006:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of September 30, 2007
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	September 30,
	2007	2006	% Change
		(As Restated)
Selling and administrative expense	$117,532	$116,758	0.7%
Research, development and engineering expense	18,894	17,437	8.4%
(Gain) loss on sale of assets, net	14	—	100.0%

Total operating expenses	$136,440	$134,195	1.7%
Percent of net sales	18.4%	18.5%	-0.1%
Selling and administrative expense for the third quarter of 2007 was $117,532 or 15.9 percent of net sales as compared to $116,758 or 16.1 percent of net sales in the third quarter of 2006. There was $200 of restructuring charges in the third quarter of 2007 compared to restructuring charges of $966 or 0.1 percent of net sales included in selling and administrative expense for the third quarter of 2006. Restructuring charges for the third quarter of 2006 were primarily related to the realignment of the European service operations. Selling and administrative expense was impacted by non-routine expenses of $3,323 or 0.4 percent of net sales in the third quarter of 2007 and $76 in the comparable quarter of 2006. The non-routine expenses consisted primarily of legal, audit and consultation fees related to the internal review of other accounting items, restatement of financial statements, and the ongoing SEC and DOJ investigations and other advisory fees. Research, development, and engineering expense for the third quarter of 2007 was 2.6 percent of net sales as compared to 2.4 percent in 2006. In the third quarter of 2007, there were no restructuring charges included in research, development, and engineering expense as compared to restructuring charges of $434 for the comparable period in 2006.
Operating Profit
The following table represents information regarding our operating profit for the three-month periods ended September 30, 2007 and 2006:

	Three Months Ended
	September 30,
	2007	2006	% Change
		(As Restated)
Operating profit	$40,619	$54,210	-25.1%
Operating profit margin	5.5%	7.5%	-2.0%
Operating profit for the third quarter of 2007 totaled $40,619 and was $13,591 or 25.1 percent lower than operating profit for the comparable period of 2006. The decrease was mainly due to lower election systems revenue. Operating profit was also adversely impacted by restructuring charges of $1,219 or 0.2 percent of net sales in the third quarter of 2007 compared to $2,442 or 0.3 percent of net sales for the comparable period in 2006. In addition, non-routine expenses of $3,323 or 0.4 percent of net sales affected operating profit in the third quarter of 2007 compared to $76 for the same period in 2006.
Other Income (Expense) and Minority Interest
The following table represents information regarding our other income (expense) and minority interest for the three-month periods ended September 30, 2007 and 2006:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of September 30, 2007
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	September 30,
	2007	2006	% Change
		(As Restated)
Investment income	$6,221	$3,992	55.8%
Interest expense	(10,045)	(9,556)	5.1%
Miscellaneous, net	(1,227)	977	-225.6%

Other expense	$(5,051)	$(4,587)	10.1%

Percentage of net sales	-0.7%	-0.6%	-0.1%

Minority interest	$(1,172)	$(1,578)	-25.7%
Investment income for the third quarter of 2007 was $6,221 and increased by $2,229 or 55.8 percent compared to the same period in 2006. Interest expense for the third quarter of 2007 was $10,045 an increase of $489 or 5.1 percent compared to the third quarter of 2006. Miscellaneous, net was $2,204 lower in 2007 mainly due to a change in foreign exchange gain (loss) between years. Minority interest was $406 lower in the third quarter of 2007 than the comparable period in 2006.
Net Income
The following table represents information regarding our net income for the three-month periods ended September 30, 2007 and 2006:

	Three Months Ended
	September 30,
	2007	2006	% Change
		(As Restated)
Net income	$28,149	$32,658	-13.8%
Percent of net sales	3.8%	4.5%	-0.7%
Effective tax rate	18.2%	32.0%	-13.8%
Net Income for the third quarter of 2007 was $28,149, a decrease of $4,509 or 13.8 percent compared with the third quarter of 2006. The effective tax rate for the third quarter of 2007 was 18.2 percent versus 32.0 percent for the comparable period in 2006.
Segment Revenue and Operating Profit Summary
Diebold North America (DNA) third quarter of 2007 net sales of $388,912 decreased $2,925 or 0.7 percent over third quarter of 2006 net sales of $391,837. The decrease in DNA net sales was due to lower financial self-service revenue offset by higher security revenue. Diebold International (DI) third quarter of 2007 net sales of $343,274 increased by $71,867 or 26.5 percent compared with net sales in the comparable period in 2006 of $271,407. The increase in DI net sales was attributable to strong revenue growth in Europe, Middle East and Africa (EMEA), Brazil, and Latin America. Election Systems (ES) & Other third quarter of 2007 net sales of $8,667 decreased by $54,771 or 86.3 percent compared to third quarter of 2006 net sales of $63,438. This decrease was primarily due to U.S. election systems revenue being down by $29,914 and a decrease of $22,832 in Brazilian election systems revenue. Also, the decrease in ES & Other net sales was due to no Brazilian lottery systems revenue in the third quarter of 2007 compared to $2,025 in the third quarter of 2006.
DNA third quarter of 2007 operating profit of $31,860 decreased $7,931, or 19.9 percent, compared with third quarter of 2006 operating profit of $39,791. This decrease was due primarily to a higher mix of revenue from the lower margin security business and unfavorable financial self-service sales mix. DI operating profit for the third quarter of 2007 was $11,377, an increase of $7,677 or 207.5 percent compared with the third quarter of 2006. The favorable movement in DI operating profit was due to international financial self-service revenue growth. ES & Other third quarter of 2007 operating loss of $2,618 compared to an operating profit of $10,719 in the third quarter of 2006. This decrease was a result of lower sales volume in the election systems business as well as no revenue or profit from the lottery systems business compared to the third quarter of 2006.
Refer to Note 9 to the condensed consolidated financial statements for details of segment revenue and operating profit.
Nine Months ended September 30, 2007 Comparisons with Nine Months ended September 30, 2006

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of September 30, 2007
(Unaudited)
(In thousands, except per share amounts)
Net Sales
The following table represents information regarding our net sales for the nine-month periods ended September 30, 2007 and 2006:

	Nine Months Ended
	September 30,
	2007	2006	% Change
		(As Restated)
Net sales	$2,082,324	$2,126,090	-2.1%
Net sales for the nine months ended September 30, 2007 totaled $2,082,324 and were $43,766 or 2.1 percent lower than net sales for the comparable period in 2006. Net sales in the first nine months of 2007 included a net positive currency impact of approximately $60,650. Financial self-service revenue for the nine months ended September 30, 2007 increased by $55,647 or 4.0 percent over the comparable period in 2006 with revenue from Asia Pacific and EMEA both increasing by 9.4 percent, and revenue from the Americas increasing by 1.2 percent. Security solutions revenue for the nine months ended September 30, 2007 increased by $37,700 or 6.8 percent versus the comparable period in 2006. Election systems revenue of $39,193 decreased by $101,959 or 72.2 percent compared to the nine months ended September 30, 2006. There was no lottery systems revenue in the nine months ended September 30, 2007 in comparison with $35,154 in the same period of 2006.
Gross Profit
The following table represents information regarding our gross profit for the nine-month periods ended September 30, 2007 and 2006:

	Nine Months Ended
	September 30,
	2007	2006	% Change
		(As Restated)
Gross profit	$470,934	$524,840	-10.3%
Gross profit margin	22.6%	24.7%	-2.1%
Gross profit for the nine months ended September 30, 2007 totaled $470,934 and was $53,906 or 10.3 percent lower than gross profit for the nine months ended September 30, 2006. Product gross margin was 25.1 percent in the nine months ended September 30, 2007 compared to 29.5 percent in the comparable period in 2006. Product gross margins were adversely affected by restructuring charges of approximately $25,094 in the first nine months of 2007 mainly related to the closing of the manufacturing operations in Cassis, France and charges of approximately $2,086 for the comparable period in 2006. Lower election systems revenue, no lottery revenue, and a higher mix of revenue from the international financial self-service business also negatively impacted total product gross margin in the first nine months of 2007. Service gross margin in the nine months ended September 30, 2007 increased to 20.4 percent compared with 19.8 percent in the nine months ended September 30, 2006. Service gross margins were adversely affected by restructuring charges of $181 in the first nine months of 2007 with $1,409 in the comparable period of 2006. The service margin increase resulted mainly from improved gross margin in the U.S. service business.
Operating Expenses
The following table represents information regarding our operating expenses for the nine-month periods ended September 30, 2007 and 2006:

	Nine Months Ended
	September 30,
	2007	2006	% Change
		(As Restated)
Selling and administrative expense	$342,568	$335,554	2.1%
Research, development and engineering expense	53,115	54,748	-3.0%
(Gain) loss on sale of assets, net	(6,407)	322	-2089.8%

Total operating expenses	$389,276	$390,624	-0.3%
Percent of net sales	18.7%	18.4%	0.3%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of September 30, 2007
(Unaudited)
(In thousands, except per share amounts)
Selling and administrative expense for the nine months ended September 30, 2007 was $342,568 or 16.5 percent of net sales as compared to $335,554 or 15.8 percent of net sales for the first nine months of 2006. The increase in selling and administrative expense as a percent of sales between years resulted in part due to lower sales volume, a weakening of the U.S. dollar, and incremental spend related to acquisitions. There was $200 of restructuring charges in the first nine months of 2007 compared to restructuring charges of $9,780 or 0.5 percent of net sales included in selling and administrative expense for the comparable period in 2006. Restructuring charges for the first nine months of 2006 were primarily related to the termination of an IT outsourcing agreement. In addition, selling and administrative expense was impacted by non-routine expenses of $4,212 for the nine months ended September 30, 2007 compared to $391 of non-routine expenses for the nine months ended September 30, 2006. The non-routine expenses consisted primarily of legal, audit and consultation fees related to the internal review of other accounting items, restatement of financial statements and the ongoing SEC investigation and other advisory fees. Research, development, and engineering expense for the first nine months of 2007 decreased by $1,633 compared to the same period in 2006 mainly due to lower restructuring charges. In the first nine months of 2007, there were no restructuring charges in research, development, and engineering expense versus $4,185 for the comparable period in 2006. The gain on sale of assets in the first nine months of 2007 resulted from the gain on sale of the Company’s manufacturing plant in Cassis, France of $6,438 associated with the Company’s restructuring initiatives.
Operating Profit
The following table represents information regarding our operating profit for the nine-month periods ended September 30, 2007 and 2006:

	Nine Months Ended
	September 30,
	2007	2006	% Change
		(As Restated)
Operating profit	$81,658	$134,216	-39.2%
Operating profit margin	3.9%	6.3%	-2.4%
Operating profit for the nine months ended September 30, 2007 totaled $81,658 and was $52,558 or 39.2 percent lower than operating profit for the comparable period of 2006. Operating profit margin decreased mainly due to lower election systems revenue and no lottery systems revenue in the first nine months of 2007 compared to the same period in 2006 and increased operating expenses resulting from a weakening of the U.S. dollar, and incremental spend related to acquisitions. Operating profit was also adversely impacted by restructuring charges of $19,037 or 0.9 percent of net sales in the first nine months of 2007 compared to $17,460 or 0.8 percent of net sales for the comparable period in 2006. In addition, non-routine expenses of $4,212 or 0.2 percent of net sales affected the operating profit in the first nine months of 2007 compared to $391 for the comparable period in 2006.
Other Income (Expense) and Minority Interest
The following table represents information regarding our other income (expense) and minority interest for the nine-month periods ended September 30, 2007 and 2006:

	Nine Months Ended
	September 30,
	2007	2006	% Change
		(As Restated)
Investment income	$16,875	$12,782	32.0%
Interest expense	(29,329)	(24,955)	17.5%
Miscellaneous, net	6,850	(26)	-26446.2%

Other income (expense)	$(5,604)	$(12,199)	-54.1%

Percentage of net sales	-0.3%	-0.6%	0.3%

Minority interest	$(5,579)	$(4,510)	23.7%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of September 30, 2007
(Unaudited)
(In thousands, except per share amounts)
Investment income for the nine months ended September 30, 2007 was $16,875 and increased by $4,093 or 32.0 percent compared to the same period in 2006. Interest expense for the first nine months of 2007 was $29,329, an increase of $4,374 or 17.5 percent versus the comparable period in 2006 mainly due to higher interest rates. Miscellaneous, net was $6,876 higher in 2007 mainly due to higher foreign exchange gain in the first nine months of 2007 compared to the same period 2006. Minority interest was $1,069 higher for the nine months ended September 30, 2007 versus the comparable period in 2006.
Net Income
The following table represents information regarding our net income for the nine-month periods ended September 30, 2007 and 2006:

	Nine Months Ended
	September 30,
	2007	2006	% Change
		(As Restated)
Net income	$49,601	$77,538	-36.0%
Percent of net sales	2.4%	3.6%	-1.2%
Effective tax rate	29.6%	34.0%	-4.4%
Net income for the nine months ended September 30, 2007 was $46,901 and decreased $27,937 or 36.0 percent over net income for the nine months ended September 30, 2006. The effective tax rate for the first nine months of 2007 was 29.6 percent versus 34.0 percent for the comparable period in 2006.
Segment Revenue and Operating Profit Summary
DNA net sales of $1,115,007 for the nine months ended September 30, 2007 decreased $1,381 or 0.1 percent over the comparable period of 2006 net sales of $1,116,388. DI net sales of $928,124 for the nine months ended September 30, 2007 increased by $94,728 or 11.4 percent over comparable period of 2006 net sales of $833,396. The increase in DI net sales was attributed to strong financial self-service revenue growth of $31,520 in Brazil and higher revenue from EMEA and Asia Pacific of $28,833 and $21,572, respectively. ES & Other net sales of $39,193 for the nine months ended September 30, 2007 decreased $137,113 or 77.8 percent compared to the nine months ended September 30, 2006. Purchasing delays by county and state governments within the United States, as a result of ongoing political debates over electronic voting, adversely affected the overall election systems business in 2007.
DNA operating profit for the nine months ended September 30, 2007 decreased by $11,375 or 12.3 percent versus the comparable period in 2006. DI operating profit for the nine months ended September 30, 2007 decreased by $12,210 or 86.5 percent versus the first nine months of the comparable period in 2006. The decrease in DI operating profit was mainly due to higher restructuring charges in the first nine months of 2007 compared to the same period in 2006. The operating profit in ES & Other decreased by $28,973 or 106.0 percent, moving from an operating profit of $27,326 in the nine months ended September 30, 2006 to an operating loss of $1,647 in the first nine months of 2007. This decrease in ES & Other operating profit was a result of lower revenue.
Refer to Note 9 to the condensed consolidated financial statements for further details of segment revenue and operating profit.
LIQUIDITY AND CAPITAL RESOURCES
Capital resources are obtained from income retained in the business, senior notes, committed and uncommitted credit facilities, long-term industrial revenue bonds, and operating and capital leasing arrangements. Management expects that cash provided from the Company’s capital resources will be sufficient to finance planned working capital needs, investments in facilities or equipment, and the purchase of Company common shares for at least the next twelve months. Part of the Company’s growth strategy is to pursue strategic acquisitions. The Company has made acquisitions in the past and intends to make acquisitions in the future. The Company intends to finance any future acquisitions with either cash provided from operations, borrowings under available credit facilities, proceeds from debt or equity offerings and/or the issuance of common shares.
The following table summarizes the results of our Condensed Consolidated Statement of Cash Flows:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of September 30, 2007
(Unaudited)
(In thousands, except per share amounts)

	Nine Months Ended
	September 30,
	2007	2006
		(As Restated)
Net cash flow provided (used) by:
Operating activities	$37,848	$123,223
Investing activities	(36,561)	(113,142)
Financing activities	(126,364)	(9,847)
Effect of exchange rate changes on cash and cash equivalents	12,859	118

Net increase (decrease) in cash and cash equivalents	$(112,218)	$352

During the nine months ended September 30, 2007, the Company generated $37,848 in cash from operating activities, a decrease of $85,375 or 69.3 percent from the same period in 2006. Cash flows from operating activities are generated primarily from net income and controlling the components of working capital. Cash flows from operations during the nine months ended September 30, 2007 were negatively affected by the $27,937 decrease in net income, a decrease in deferred revenue and increases in certain other assets and liabilities, prepaid expenses and other current assets, and inventories, which were partially offset by an increase in accounts payable. The decrease in deferred revenue related to timing of service contract billings and was $51,500, which was $30,916 more than the decrease in the first nine months of 2006. The increase in certain other assets and liabilities in the first nine months of 2007 was $70,241 as compared with $18,062 in the comparable period of 2006 and was primarily the result of timing of tax payments as well an increase in finance receivables. The increase in prepaid expenses and other current assets was $23,820, and was $15,254 higher than the $8,566 increase in the comparable period in 2006. The increase inventories in the nine months ended September 30, 2007 was $48,164, largely due to strong anticipated future orders, and was $8,520 more than the increase in inventories during the nine months ended September 30, 2006.
Cash flows from operations during the nine months ended September 30, 2007 compared to the same period in 2006 were also negatively affected by a lower decrease in accounts receivable. Despite a decrease in days sales outstanding (DSO) from 69 days at September 30, 2006 to 61 days at September 30, 2007, the decrease in accounts receivable of $92,589 in 2007 was $3,352 less than the decrease of $95,941 in the nine months ended September 30, 2006. These negative impacts to cash flows from operations were partially offset by an increase in accounts payable of $18,085 for the nine months ended September 30, 2007 compared to a decrease of $36,753 in the comparable period of 2006.
Net cash used for investing activities was $36,561 for the nine months ended September 30, 2007, a decrease of $76,581 or 67.7 percent from the same period in 2006. The decrease was primarily the result of $57,812 used for 2006 acquisitions of Actcom, Incorporated, ERAS Joint Venture, LLP, Genpass Service Solutions, LLC, Bitelco Telecommunications, Ltd., and Firstline, Inc., compared to $10,028 of earnout payments in 2007 for previous acquisitions. In addition, the Company had net proceeds from maturities of investments of $22,921 in the first nine months of 2007 compared to net payments for purchases of investments of $15,745 in comparable period of 2006, decreasing the net cash used for investing activities by $38,666 year over year. These decreases were partially offset by a $6,010 increase in capital expenditures and a $5,011 increase in certain other assets, primarily related to investments in capitalized software and a joint venture.
Net cash used for financing activities was $126,364 for the nine months ended September 30, 2007, an increase of $116,517, or 1,183.3 percent over the comparable period of 2006. The increase was the result of increased net repayments on borrowings of $244,382, moving from net proceeds from borrowings of $171,088 in the first nine months of 2006 to net repayments of borrowings of $73,294 in 2007. Also, the Company paid $3,081 more in dividends and $14,722 more to minority interest holders in the same period in 2007. These increases in cash used for financing activities were partially offset by the decrease in common shares repurchased of $143,745.
In March 2006, the Company secured fixed-rate long-term financing of $300,000 in senior notes in order to take advantage of favorable long-term interest rates. The maturity dates of the senior notes are staggered, with $75,000, $175,000 and $50,000 becoming due in 2013, 2016 and 2018, respectively. The Company used $270,000 of the net proceeds from the offering to reduce the outstanding balance under its revolving credit facility. All other contractual cash obligations with initial and remaining terms in excess of one year and contingent liabilities remained generally unchanged at September 30, 2007 compared to December 31, 2006.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of September 30, 2007
(Unaudited)
(In thousands, except per share amounts)
At September 30, 2007, the Company had U.S. dollar denominated private placement debt outstanding of $300,000, U.S. dollar denominated outstanding bank credit lines approximating $217,395, euro denominated outstanding bank credit lines approximating 62,795 (translated at $89,653) and Indian rupee denominated outstanding bank credit lines approximating 177,386 (translated at $4,460). An additional $239,502 was available under committed credit line agreements, and $56,597 was available under uncommitted lines of credit.
The Company’s financing agreements contain various restrictive covenants, including net debt to capitalization and interest coverage ratios. Under both the agreements with J.P. Morgan Chase Bank, N.A. and the note purchase agreement governing the senior notes, we are obligated to provide financial statements within a specified period of time after the end of each quarter and to provide audited financial statements within a specified period of time after the end of our fiscal year. Due to the delay in completing our financial statements, we received waivers under both aforementioned agreements from the lenders that allow us to waive the requirement to provide financial statements until September 30, 2008. Giving effect to the waivers, we were in compliance with the covenants as of September 30, 2007.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidated financial statements. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Management of the Company uses historical information and all available information to make these estimates and assumptions. Actual amounts could differ from these estimates and different amounts could be reported using different assumptions and estimates.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of September 30, 2007
(Unaudited)
(In thousands, except per share amounts)
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of September 30, 2007
(Unaudited)
(In thousands, except per share amounts)
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
At the end of 2006, the Company adopted SFAS No. 158, (SFAS No. 158) Employers’ Accounting for Defined Pension and Other Postretirement Plans, which changes the accounting requirements for defined benefit pension and other postretirement plans. SFAS 158 requires that the Company recognize the funded status of each of its plans in the consolidated balance sheet.
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
Statement of Financial Accounting Standards No. 159 In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115 (SFAS 115), which permits an entity the option to choose to measure certain financial assets and financial liabilities at fair value. The fair value option may be elected on an instrument-by-instrument basis with few exceptions. In addition, SFAS 159 amends previous accounting guidance to extend the fair value option to available-for-sale and held-to-maturity securities. SFAS 159 applies to all entities and was effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company does not expect the adoption of SFAS 159 to have a material impact on the Company’s financial position, results of operations or liquidity.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of September 30, 2007
(Unaudited)
(In thousands, except per share amounts)
Statement of Financial Accounting Standards No. 157 In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which was effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. This statement defines fair value, establishes a fair value hierarchy, and requires separate disclosure of fair value measurements by level within the fair value hierarchy. The Company does not expect the adoption of SFAS 157 to have a material impact on the Company’s financial position, results of operations or liquidity.
Statement of Financial Accounting Standards No. 158 In September 2006, the FASB issued SFAS No. 158 (SFAS 158), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS 158). SFAS 158 requires an entity to recognize the funded status of a defined benefit postretirement plan in its statement of financial position measured as the difference between the fair value of plan assets and the benefit obligation. For a pension plan, the benefit obligation would be the projected benefit obligation; for any other postretirement benefit plan, the benefit obligation would be the accumulated postretirement benefit obligation. The pronouncement also requires disclosure of additional information in the Notes to financial statements about certain effects of net periodic benefit cost in the subsequent fiscal year that arise from delayed recognition of the actuarial gains and losses and the prior services costs and credits. The Company adopted these requirements as of December 31, 2006. For fiscal years ending after December 15, 2008, the pronouncement also requires entities to recognize the actuarial gains and losses and the prior service costs and credits that arise during the period, but which are not recognized as components of net periodic benefit cost as a component of other comprehensive income. It also requires entities to measure defined benefit plan assets and obligations as of the date of the employer’s statement of financial position. The Company is currently evaluating the impact of the adoption of these requirements on its financial statements.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of September 30, 2007
(Unaudited)
(In thousands, except per share amounts)
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
FORM 10-Q as of September 30, 2007
(In thousands)
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to foreign currency exchange rate risk inherent in its international operations denominated in currencies other than the U.S. dollar. A hypothetical 10 percent unfavorable movement in the applicable foreign exchange rates would have resulted in a decrease in 2007 year-to-date operating profit of approximately $3,230. The sensitivity model assumes an instantaneous, parallel shift in the foreign currency exchange rates. Exchange rates rarely move in the same direction. The assumption that exchange rates change in an instantaneous or parallel fashion may overstate the impact of changing exchange rates on amounts denominated in a foreign currency.
The Company’s risk-management strategy uses derivative financial instruments such as forwards to hedge certain foreign currency exposures. The intent is to offset gains and losses that occur on the underlying exposures, with gains and losses on the derivative contracts hedging these exposures. The Company does not enter into derivatives for trading purposes. The Company’s primary exposures to foreign exchange risk are movements in the dollar/euro, dollar/yuan, and dollar/real rates. For the nine months ended September 30 2007, there were no significant changes in the Company’s foreign exchange risks compared with the prior period.
The Company manages interest rate risk with the use of variable rate borrowings under its committed and uncommitted credit facilities, fixed rate borrowings under its private placement agreement and interest rate swaps. Variable rate borrowings totaled $315,753 at September 30, 2007, of which $50,000 was effectively converted to fixed rate using interest rate swaps. A one percentage point increase or decrease in interest rates would have resulted in an increase or decrease in interest expense for the three and nine months ended September 30, 2007 of approximately $647 and $1,719, respectively, on the variable debt including the impact of the swap agreements. The Company’s primary exposure to interest rate risk is movement in the three-month LIBOR rate. The Company hedged $200,000 of the fixed rate borrowings under a private placement agreement, which was treated as a cash flow hedge. This reduced the effective interest rate by 14 basis points from 5.50 to 5.36 percent.
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

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2007
(In thousands)
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
In connection with the preparation of this quarterly report, Diebold’s management, under the supervision and with the participation of the CEO and CFO, conducted an evaluation of disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, including restatement of previously issued financial statements described above and the identification of certain material weaknesses in internal control over financial reporting, discussed in detail below, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2007 and through the date of this filing. Certain material weaknesses described below have not been remediated. The CEO and CFO continue to conclude that the Company’s disclosure controls and procedures are not effective as of the filing date of this quarterly report.
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
Management identified the following control deficiencies as of June 30, 2007 that continued to exist as of September 30, 2007 that constituted material weaknesses:

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2007
(In thousands)
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

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2007
(In thousands)
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
Changes in Internal Control Over Financial Reporting
Other than disclosed below there are no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
During the quarter ended September 30, 2007 management continued the process of implementing certain of the remediation measures described below including (a) development and execution of portions of a specific and targeted communication plan involving the executive leadership and the Board of Directors, (b) certain personnel actions, (c) implementation of the revised revenue recognition policy, (d) the establishment of more rigorous financial reporting policies, procedures and processes involving the review and approval of account reconciliations, journal entries, and corresponding supporting documentation, (e) the design and implementation of training programs, (f) an increased emphasis by the corporate accounting, internal audit and finance controls compliance groups on reviewing key accounting controls and process, including documentation requirements, and (g) engaging expert accounting consultants to assist management with the implementation and optimization of controls, the documentation of complex accounting transactions and the reconciliation of deferred revenue accounts. Management continued to implement these remediation measures during the quarter ended September 30, 2007.
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
Control Environment: Commencing in 2006, major efforts have been made by current senior executives to communicate and establish an effective culture and tone necessary to support the Company’s control environment. Substantial progress has been made in addressing the remediation of this weakness at all levels within the Company, but ongoing efforts were still in process as of date of the filing of this quarterly report. In order to reinforce an environment of strong consciousness and the appropriate culture within the Company to ensure the consistent application of accounting policies, adherence with GAAP, and the importance of internal control over financial reporting, management has developed and executed portions of a specific and targeted communication plan involving the executive leadership and the Board of Directors. These communications are focused on setting the tone

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2007
(In thousands)
and highlighting the requirements and expectations for all employees related to financial reporting controls compliance, personnel responsibilities, processes and avenues for reporting suspected violations of the Code of Conduct, and mechanisms to answer questions and address potential concerns. In addition, the Company’s executives will be required to attend educational courses that will focus on executive fiduciary responsibilities and duties relating to financial reporting and controls.
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

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2007
(In thousands)
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
FORM 10-Q as of September 30, 2007
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
In addition to the routine legal proceedings noted above, the Company has been served with various lawsuits, filed against it and certain current and former officers and directors, by shareholders and participants in the Company’s 401(k) savings plan, alleging violations of the federal securities laws and breaches of fiduciary duties with respect to the 401(k) plan. These complaints seek compensatory damages in an unspecific amount, fees and expenses related to such lawsuits and the granting of extraordinary equitable and/or injunctive relief. For each of these lawsuits, the date each complaint was filed, the name of the plaintiffs and the federal court in which such lawsuit is pending are as follows:
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
FORM 10-Q as of September 30, 2007
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

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2007
PART II — OTHER INFORMATION
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Information concerning the Company’s share repurchases made during the third quarter of 2007:

			Total Number of
			Shares Purchased	Maximum Number
	Total Number	Average Price	as Part of Publicly	of Shares that May
	of Shares	Paid Per	Announced Plans	Yet Be Purchased
	Purchased (1)	Share	(2)	Under the Plans (2)
July	7,922	$52.30	—	2,926,500
August	13,077	53.05	—	2,926,500
September	—	—	—	2,926,500

Total	20,999	$52.75	—	2,926,500

(1)	Includes 7,922 and 13,077 common shares in October and November, respectively, surrendered or deemed surrendered to the Company in order to satisfy withholding obligations in connection with the distribution of common shares under employee share-based compensation plans.

(2)	The total number of shares repurchased as part of the publicly announced the share repurchase plan was 9,073,500 as of September 30, 2007. The plan was approved by the Board of Directors in April 1997 and authorized the repurchase of up to two million shares. The plan was amended in June 2004 to authorize the repurchase of an additional two million shares, and was further amended in August and December 2005 to authorize the repurchase of an additional six million shares. On February 14, 2007, the Board of Directors approved an increase in the Company’s share repurchase program by authorizing the repurchase of up to an additional two million of the Company’s outstanding common shares. The plan has no expiration date.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2007
ITEM 6: EXHIBITS

3.1	(i)	Amended and Restated Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.1 (i) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994. (Commission File No. 1-4879)

3.1	(ii)	Amended and Restated Code of Regulations of Diebold, Incorporated — incorporated by reference to Exhibit 3.1(ii) to Registrant’s Form 10-Q for the quarter ended March 31, 2007. (Commission File No. 1-4879)

3.2		Certificate of Amendment by Shareholders to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.2 to Registrant’s Form 10-Q for the quarter ended March 31, 1996. (Commission File No. 1-4879)

3.3		Certificate of Amendment to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.3 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998. (Commission File No. 1-4879)

4.1		Rights Agreement dated as of February 11, 1999 between Diebold, Incorporated and The Bank of New York — incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form 8-A, filed February 2, 1999. (Commission File No. 1-4879)

*10.1		Form of Employment Agreement as amended and restated as of September 13, 1990 — incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990. (Commission File No. 1-4879)

*10.2		Schedule of Certain Officers who are Parties to Employment Agreements — incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005. (Commission File No. 1-4879)

*10.5	(i)	Supplemental Employee Retirement Plan I as amended and restated July 1, 2002 — incorporated by reference to Exhibit 10.5(i) to Registrant’s Form 10-Q for the quarter ended September 30, 2002. (Commission File No. 1-4879)

*10.5	(ii)	Supplemental Employee Retirement Plan II as amended and restated July 1, 2002 — incorporated by reference to Exhibit 10.5(ii) to Registrant’s Form 10-Q for the quarter ended September 30, 2002. (Commission File No. 1-4879)

*10.7	(i)	1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10K for the year ended December 31, 1982. (Commission File No. 1-4879)

*10.7	(ii)	Amendment No. 1 to the Amended and Restated 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998. (Commission File No. 1-4879)

*10.7	(iii)	Amendment No. 2 to the Amended and Restated 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 2003. (Commission File No. 1-4879)

*10.7	(iv)	2005 Deferred Compensation Plan for Directors of Diebold, Incorporated, effective as of January 1, 2005 — incorporated by reference to Exhibit 10.7(iv) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005. (Commission File No. 1-4879)

*10.8	(i)	1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 — incorporated by reference to Exhibit 4(a) to Form S-8 Registration Statement No. 333-60578.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2007

*10.8	(ii)	Amendment No. 1 to the 1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 — incorporated by reference to Exhibit 10.8 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 2004. (Commission File No. 1-4879)

*10.8	(iii)	Amendment No. 2 to the 1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 — incorporated by reference to Exhibit 10.8 (iii) to Registrant’s Form 10-Q for the quarter ended March 31, 2004. (Commission File No. 1-4879)

*10.8	(iv)	Amendment No. 3 to the 1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 — incorporated by reference to Exhibit 10.8 (iv) to Registrant’s Form 10-Q for the quarter ended June 30, 2004. (Commission File No. 1-4879)

*10.9		Long-Term Executive Incentive Plan — incorporated by reference to Exhibit 10.9 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993. (Commission File No. 1-4879)

*10.10	(i)	Amended and Restated 1992 Deferred Incentive Compensation Plan — incorporated by reference to Exhibit 10.10 (i) to Registrant’s Form 10-Q for the quarter ended September 30, 2002. (Commission File No. 1-4879)

*10.10	(ii)	2005 Deferred Incentive Compensation Plan, effective as of January 1, 2005 — incorporated by reference to Exhibit 10.10(ii) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005. (Commission File No. 1-4879)

*10.11		Annual Incentive Plan — incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000. (Commission File No. 1-4879)

*10.13	(i)	Forms of Deferred Compensation Agreement and Amendment No. 1 to Deferred Compensation Agreement — incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996. (Commission File No. 1-4879)

*10.13	(ii)	Section 162(m) Deferred Compensation Agreement (as amended and restated January 29, 1998) — incorporated by reference to Exhibit 10.13 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998. (Commission File No. 1-4879)

*10.14		Deferral of Stock Option Gains Plan — incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998. (Commission File No. 1-4879)

10.17	(i)	Amended and Restated Loan Agreement dated as of April 30, 2003 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, N.A. — incorporated by reference to Exhibit 10.17 to Registrant’s Form 10-Q for the quarter ended June 30, 2003. (Commission File No. 1-4879)

10.17	(ii)	First Amendment to Loan Agreement, dated as of April 28, 2004 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, N.A. — incorporated by reference to Exhibit 10.17 (ii) to Registrant’s Form 10-Q for the quarter ended June 30, 2004. (Commission File No. 1-4879)

10.17	(iii)	Second Amendment to Loan Agreement, dated as of April 27, 2005 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and JPMorgan Chase Bank N.A. (successor by merger to Bank One, N.A.) — incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on May 3, 2005. (Commission File No. 1-4879)

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2007

10.17	(iv)	Third Amendment to Loan Agreement, dated as of November 16, 2005 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and JPMorgan Chase Bank N.A. (successor by merger to Bank One, N.A.) — incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on November 22, 2005. (Commission File No. 1-4879)

10.17	(v)	Fourth Amendment to Loan Agreement, dated November 27, 2006 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and JPMorgan Chase Bank N.A. (successor by merger to Bank One, N.A.) — incorporated by reference to Exhibit 10.17(v) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006. (Commission File No. 1-4879)

*10.18	(i)	Retirement and Consulting Agreement with Robert W. Mahoney — incorporated by reference to Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000. (Commission File No. 1-4879)

*10.18	(ii)	Extension of Retirement and Consulting Agreement with Robert W. Mahoney — incorporated by reference to Exhibit 10.18 (ii) to Registrant’s Form 10-Q for the quarter ended September 30, 2002. (Commission File No. 1-4879).

*10.18	(iii)	Extension of Retirement and Consulting Agreement with Robert W. Mahoney — incorporated by reference to Exhibit 10.18 (iii) to Registrant’s Form 10-Q for the quarter ended June 30, 2003. (Commission File No. 1-4879).

*10.18	(iv)	Extension of Retirement and Consulting Agreement with Robert W. Mahoney — incorporated by reference to Exhibit 10.18 (iv) to Registrant’s Form 10-Q for the quarter ended March 31, 2004. (Commission File No. 1-4879).

*10.18	(v)	Extension of Retirement and Consulting Agreement with Robert W. Mahoney — incorporated by reference to Exhibit 10.18(v) to Registrant’s Form 10-Q for the quarter ended March 31, 2005. (Commission File No. 1-4879)

*10.18	(vi)	Extension of Retirement and Consulting Agreement with Robert W. Mahoney dated March 7, 2006 — incorporated by reference to Exhibit 10.18 (vi) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005. (Commission File No. 1-4879).

10.20	(i)	Transfer and Administration Agreement, dated as of March 31, 2001 by and among DCC Funding LLC, Diebold Credit Corporation , Diebold, Incorporated, Receivables Capital Corporation and Bank of America, National Association and the financial institutions from time to time parties thereto. — incorporated by reference to Exhibit 10.20 (i) to Registrant’s Form 10-Q for the quarter ended March 31, 2001 (Commission File No. 1-4879)

10.20	(ii)	Amendment No. 1 to the Transfer and Administration Agreement by and among DCC Funding LLC, Diebold Credit Corporation, Diebold, Incorporated, Receivables Capital Corporation and Bank of America, National Association — incorporated by reference to Exhibit 10.20 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 2001. (Commission File No. 1-4879).

*10.21		Separation Agreement with Eric C. Evans — incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on October 18, 2005. (Commission File No. 1-4879)

*10.22		Form of non-Qualified Stock Option Agreement — incorporated by reference to Exhibit 10.22 to Registrant’s Form 10-Q for the quarter ended March 31, 2007. (Commission File No. 1-4879)

*10.23		Form of Restricted Share Agreement — incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on February 16, 2005. (Commission File No. 1-4879).

*10.24		Form of RSU Agreement — incorporated by reference to Exhibit 10.24 to Registrant’s Form 10-Q for the quarter ended March 31, 2007. (Commission File No. 1-4879).

*10.25		Form of Performance Share Agreement — incorporated by reference to Exhibit 10.25 to Registrant’s Form 10-Q for the quarter ended March 31, 2007. (Commission File No. 1-4879).

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2007

*10.26	Diebold, Incorporated Annual Cash Bonus Plan — incorporated by reference to Exhibit A to Registrant’s Proxy Statement on Schedule 14A filed on March 16, 2005. (Commission File No. 1-4879).

10.27	Form of Note Purchase Agreement — incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on March 8, 2006. (Commission File No. 1-4879).

*10.28	Employment Agreement between Diebold, Incorporated and Thomas W. Swidarski — incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on May 1, 2006. (Commission File No. 1-4879).

*10.29	Employment [Change in Control] Agreement between Diebold, Incorporated and Thomas W. Swidarski — incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on May 1, 2006. (Commission File No. 1-4879)

*10.30	Compromise Agreement between Diebold International Limited, Diebold, Incorporated and Daniel J. O’Brien — incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K filed on May 1, 2006. (Commission File No. 1-4879)

*10.31	Separation Agreement between Diebold, Incorporated and Michael J. Hillock, effective June 12, 2006 — incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on June 16, 2006. (Commission File No. 1-4879).

10.32	Letter Agreement (including Term Note) dated as of November 27, 2006, between Diebold, Incorporated and PNC Bank, N.A, — incorporated by reference to Exhibit 10.31 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006. (Commission File No. 1-4879)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C Section 1350.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C Section 1350.

*	Reflects management contract or other compensatory arrangement.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2007
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
FORM 10-Q as of September 30, 2007
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