Form 10-K
period 2007-12-31
DIEBOLD INC
filed 2008-09-30
CIK 28823

United States Securities and Exchange Commission
Washington, D.C. 20549

F O R M  10 - K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT:

Title of each class	Name of each Exchange on Which Registered:

Common Shares $1.25 Par Value	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value was computed by using the closing price on the New York Stock Exchange on June 30, 2007 of $52.20 per share.

Common Shares, Par Value $1.25 per Share	$3,391,411,136

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class Common Shares $1.25 Par Value	Outstanding at August 29, 2008 66,100,607

DOCUMENTS INCORPORATED BY REFERENCE

None.

Special Note

Concurrently with filing this annual report on Form 10-K, we are filing our delayed quarterly reports for the quarters ended June 30, 2007, September 30, 2007, March 31, 2008 and June 30, 2008. These reports were delayed due to the Company’s discussions with the Office of the Chief Accountant (OCA) of the Securities and Exchange Commission (SEC) with regard to the Company’s practice of recognizing certain revenue on a bill and hold basis in its North America business segment, as well as due to the review of other accounting matters described below. As a result of those discussions with the OCA, the Company determined that its previous, long-standing method of accounting for bill and hold transactions was in error, representing a misapplication of generally accepted accounting principles, and that it would discontinue its use of bill and hold as a method of revenue recognition in its North America and International businesses. On January 9, 2008, management of the Company, in consultation with the Audit Committee of the Company’s Board of Directors and KPMG LLP, the Company’s independent registered public accounting firm, concluded that the Company’s financial statements for the fiscal years ended December 31, 2006, 2005, 2004 and 2003; the quarterly data in each of the quarters for the years ended December 31, 2006 and 2005; and the quarter ended March 31, 2007, must be restated and should no longer be relied upon. In addition, the Company, in consultation with its outside advisors, reviewed other accounting and financial reporting matters. This review has been completed and the results have been reported to the Audit Committee. Accordingly, the Company is restating its previously issued financial statements for those periods to reflect the discontinuation of the use of the bill and hold method of revenue recognition as well as the results of the review.

The adjustments made as a result of the restatement are more fully discussed in Note 2 to the Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data,” and the cumulative impact of the restated financial results at the beginning of Fiscal 2003 is presented in “Part II — Item 6 — Selected Financial Data.” Also, for discussion of the background of the restatement, see “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Audit of Restatement of Consolidated Financial Statements.” For a description of the material weaknesses identified by management as a result of the review and management’s plan to remediate those material weaknesses, see “Part II — Item 9A — Controls and Procedures.”

Part I

ITEM 1: BUSINESS
(Dollars in thousands)

GENERAL DEVELOPMENT OF BUSINESS

Diebold, Incorporated (collectively with its subsidiaries, the Company) was incorporated under the laws of the state of Ohio in August 1876, succeeding a proprietorship established in 1859, and is engaged primarily in the sale, manufacture, installation and service of automated self-service transaction systems, electronic and physical security products, election systems and software. The Company specializes in technology that empowers people worldwide to access services when, where and how they may choose.

FINANCIAL INFORMATION ABOUT SEGMENTs

The Company’s segments comprise its three main sales channels: Diebold North America (DNA), Diebold International (DI) and Election Systems (ES) & Other. The DNA segment sells financial and retail systems, and also services financial and retail systems in the United States and Canada. The DI segment sells and services financial and retail systems over the remainder of the globe. The ES & Other segment includes the operating results of Premier Election Solutions, Inc. (PESI) and the voting and lottery related business in Brazil. Segment financial information can be found in Note 16 to the Consolidated Financial Statements, which is incorporated herein by reference.

NARRATIVE DESCRIPTION OF BUSINESS

The Company develops, manufactures, sells and services self-service transaction systems, electronic and physical security systems, software and various products used to equip bank facilities and electronic voting terminals. The Company’s primary customers include banks and financial institutions, as well as public libraries, government agencies, utilities and various retail outlets. Sales of systems and equipment are made directly to customers by the Company’s sales personnel and by manufacturers’ representatives and distributors globally. The sales/support organization works closely with customers and their consultants to analyze and fulfill the customers’ needs. In 2007, 2006 and 2005, the Company’s sales and services of financial systems and equipment and security solutions accounted for 97.9, 92.1 and 94.0 percent, respectively, of consolidated net sales.

PRODUCT GROUPS

Self-Service Products

The Company offers an integrated line of self-service banking products and Automated Teller Machines (ATMs). The Company is a leading global supplier of ATMs and holds the leading market position in many countries around the world.

Physical Security and Facility Products

The Company’s Physical Security and Facility Products division designs and sells several of the Company’s financial service solutions offerings, including the RemoteTellertm System (RTS). The business unit also develops vaults, safe deposit boxes and safes, drive-up banking equipment and a host of other banking facilities products.

Election Systems

The Company, through its wholly-owned subsidiaries PESI and Procomp Industria Eletronica S.A., is one of the larger providers of voting system equipment and related products in the world.

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

The Company had no customers that accounted for more than 10 percent of total net sales in 2007, 2006 and 2005.

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

The Company carries working capital mainly related to accounts receivable and inventories. Inventories, generally, are only manufactured as orders are received from customers. The Company’s normal and customary payment terms are net 30 days from date of invoice. The Company generally does not offer extended payment terms. The Company’s government customers represent a small portion of the Company’s business. Domestically, with the exception of PESI, the Company’s contracts with its government customers do not contain fiscal funding clauses. In the event that such a clause exists, revenue would not be recognizable until the funding clause was satisfied. Internationally, contracts with Brazil’s government are subject to a twenty-five percent quantity adjustment prior to Diebold’s purchasing any raw materials under the contracted purchasing schedule. In general, with the exception of PESI, the Company recognizes revenue for delivered elements only when the fair values of undelivered elements are known, uncertainties regarding customer acceptance are resolved and there are no customer-negotiated refunds or return rights affecting the revenue recognized for the delivered elements.

COMPETITION

All phases of the Company’s business are highly competitive; some products being in competition directly with similar products and others competing with alternative products having similar uses or producing similar results. The Company believes, based upon outside independent industry surveys, that it is a leading manufacturer of self-service systems in the United States and is also a market leader internationally. In the area of automated transaction systems, the Company competes primarily with NCR Corporation, Wincor-Nixdorf, Grg Equipment Co., and Itautec. In serving the security products market for the financial services industry, the Company competes with national, regional and local security companies. Of these competitors, some compete in only one or two product lines, while others sell a broader spectrum of products competing with the Company. The unavailability of comparative sales information and the large variety of individual products make it difficult to give reasonable estimates of the Company’s competitive ranking in or share of the market in its security product fields of activity. However, Diebold is ranked as one of the top integrators in the security market.

In the election systems market, the Company provides product solutions and support for customers within the United States and Brazil. Competition in this market is typically from smaller, privately held, niche companies.

PATENTS, TRADEMARKS, LICENSES

The Company owns patents, trademarks and licenses relating to certain products in the United States and internationally. While the Company regards these as items of importance, it does not deem its business as a whole, or any industry segment, to be materially dependent upon any one item or group of items.

RESEARCH, DEVELOPMENT & ENGINEERING

The Company charged to expense $73,950 in 2007, $71,625 in 2006 and $59,937 in 2005 for research, development and engineering costs.

ENVIRONMENTAL

Compliance by the Company with federal, state and local environmental protection laws during 2007 had no material effect upon capital expenditures, earnings or the competitive position of the Company and its subsidiaries.

EMPLOYEES

The total number of employees at December 31, 2007 was 16,942 compared with 15,451 at the end of the preceding year. Diebold’s service staff is one of the financial industry’s largest, with professionals in more than 600 locations worldwide.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

Sales to customers outside the United States in relation to total consolidated net sales were $1,434,931 or 48.4 percent in 2007, $1,373,514 or 46.7 percent in 2006, and $1,038,549 or 40.2 percent in 2005.

Property, plant and equipment, at cost, located in the United States totaled $424,657, $398,425 and $423,267 as of December 31, 2007, 2006 and 2005, respectively, and property, plant and equipment, at cost, located outside the United States totaled $151,139, $152,072, $122,991 as of December 31, 2007, 2006 and 2005, respectively.

Additional information regarding the Company’s international operations is included in the Note 16 to the Consolidated Financial Statements, which is incorporated herein by reference.

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

AVAILABLE INFORMATION

This annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are available, free of charge, on or through its website, www.diebold.com, as soon as practicable after such material is electronically filed with or furnished to the SEC. Additionally, these reports can be furnished free of charge to shareholders upon written request to Diebold Global Communications at the corporate address, or call +1 330 490-3790 or [800] 766-5859. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

ITEM 1A: RISK FACTORS

The following are certain risk factors that could affect the business, financial condition, operating results and cash flows of the Company. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this annual report on Form 10-K because these risk factors could cause the Company’s actual results to differ materially from those expressed in any forward-looking statement. The risks the Company has highlighted below are not the only ones the Company faces. If any of these events actually occurs, the Company’s business, financial condition, operating results or cash flows could be negatively affected. The Company cautions the reader to keep in mind these risk factors and to refrain from attributing undue certainty to any forward-looking statements, which speak only as of the date of this annual report.

Demand for and supply of the Company’s products and services may be adversely affected by numerous factors, some of which the Company cannot predict or control, which could adversely affect the Company’s results of operations.

Numerous factors may affect the demand for and supply of the Company’s products and services, including:

•	changes in the market acceptance of the Company’s products and services;

•	customer and competitor consolidation;

•	changes in customer preferences;

•	declines in general economic conditions;

•	changes in environmental regulations that would limit the Company’s ability to sell products and services in specific markets; and

•	macro-economic factors affecting banks, credit unions and other financial institutions may lead to cost-cutting efforts by our customers, which could cause us to lose current or potential customers or achieve less revenue per customer.

If any of these factors occurs, the demand for and supply of the Company’s products and services could suffer, which would adversely affect the Company’s results of operations.

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

Our business may be affected by general economic conditions and uncertainty that may cause customers to defer or cancel sales commitments previously made to us.

Recent economic difficulties in the Unites States credit markets and certain international markets may lead to an economic recession in some or all of the markets in which we operate. A recession or even the risk of a potential recession may be sufficient reason for customers to delay, defer or cancel purchase decisions, including decisions previously made. Under difficult economic conditions, customers may seek to reduce discretionary spending by forgoing purchases of our products and services. This risk is magnified for capital goods purchases such as ATMs and physical security products. As a result of economic conditions and other factors, financial institutions have failed and may continue to fail; resulting in a loss of current or potential customers or causing them to defer or cancel sales. Any customer delays or cancellation in sales orders could materially affect our level of revenues and operating results.

The Company’s sales and operating results are sensitive to global economic conditions and cyclicality and could be adversely affected during economic downturns.

Demand for the Company’s products is affected by general economic conditions and the business conditions of the industries in which the Company sells our products and services. The business of most of the Company’s customers, particularly our financial institution and election systems customers is, to varying degrees, cyclical and has historically experienced periodic downturns. Any future downturns in general economic conditions could adversely affect the demand for our products and services and our sales and operating results. In addition, downturns in our customers’ industries, even during periods of strong general economic conditions, could adversely affect our sales and our operating results. As a result of economic conditions and other factors, financial institutions have failed and may continue to fail; resulting in a loss of current or potential customers or causing them to defer or cancel sales. Additionally, the unstable political conditions in the Persian Gulf could lead to financial, economic and political instability, which could lead to a further deterioration in general economic conditions.

The Company may be unable to achieve, or may be delayed in achieving, our cost-cutting initiatives, which may adversely affect our results of operations and cash flow.

The Company has launched a number of cost-cutting initiatives, including the Company’s restructuring initiatives, to improve operating efficiencies and reduce operating costs. Although the Company is anticipating a substantial amount of annual cost savings associated with these cost-cutting initiatives, we may be unable to sustain the cost savings that the Company has achieved. In addition, if the Company is unable to achieve, or has any unexpected delays in achieving additional cost savings, the Company’s results of operations and cash flow may be adversely affected. Even if the Company meets the goals pursuant to these initiatives, the Company may not receive the expected financial benefits of these initiatives.

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

In international markets, we compete with local service providers that may have competitive advantages.

In a number of international markets, especially those in Asia Pacific and Latin America, we face substantial competition from local service providers that offer competing products and services. Some of these companies may have a dominant market share in their territories and may be owned by local stakeholders, which could give them a competitive advantage. Local providers of competing products and services may also have a substantial advantage over us in attracting customers in their country due to more established branding in that country, greater knowledge with respect to the tastes and preferences of customers residing in that country and/or their focus on a single market. Further, the local providers may have greater regulatory and operational flexibility than the Company due to the fact that we are subject to both U.S. and foreign regulatory requirements.

Because our operations are conducted worldwide, they are affected by risks of doing business abroad.

The Company generates a significant percentage of our revenue from sales and service operations conducted outside the United States. Revenue from international operations amounted to approximately 48.4 percent in 2007, 46.7 percent in 2006 and 40.2 percent in 2005 of total revenue during these respective periods. Accordingly, our international operations are subject to the risks of doing business abroad, including the following:

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

The Company may expand operations into international markets in which we may have limited experience or rely on business partners.

We are continually looking to expand the Company’s products and services into international markets. We have currently developed, through joint ventures, strategic investments, subsidiaries and branch offices, sales and service offerings in over 90 countries outside of the United States. As we expand into new international markets, we will have only limited experience in marketing and operating our products and services in such markets. In other instances, we may rely on the efforts and abilities of foreign business partners in such markets. Certain international markets may be slower than domestic markets in adopting our products and services and so our operations in international markets may not develop at a rate that supports our level of investment.

The failure of governments to certify election systems products may hinder our growth and harm our business.

The Help America Vote Act (HAVA) required that jurisdictions have HAVA-compliant equipment by January 1, 2006; however, despite that deadline, numerous jurisdictions have not yet become HAVA-compliant. Further, individual states and municipalities have the discretion as to how they will become compliant with HAVA. It is uncertain at this time the extent to which challenges raised about reliability and security of the Company’s election systems products, including the risk that such products will not be certified for use or will be decertified, could adversely effect our business, financial condition and results of operation.

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

Because of the political nature of our election systems business, various individuals and advocacy groups may raise challenges in the media and elsewhere, including legal challenges, about the reliability and security of the Company’s election systems products and services. Our election systems business is vulnerable to these types of challenges because the electronic election systems industry is emerging. Furthermore, in the event of adverse publicity, whether directed at us or our competitors’ products, due to processing errors or other system failures, the electronic election systems industry could suffer as a whole, which would have an adverse effect on our business, financial condition and results of operations. In addition, these efforts may adversely affect the Company’s relations with its election systems customers.

The Company is currently subject to shareholder class action litigation, the unfavorable outcome of which might have a material adverse effect on our financial condition, results of operations and cash flows.

A number of shareholder class action lawsuits have been filed against us and certain of our current and former officers and directors, alleging violations of the federal securities laws and breaches of fiduciary duties with respect to the Company’s 401(k) savings plan. The shareholder class action was dismissed and the court entered a judgment in favor of the defendants in August 2008, but the plaintiffs have appealed the court’s decision. The Company believes that these lawsuits are without merit and the Company intends to defend itself vigorously. The Company cannot, however, determine with certainty the outcome or resolution of these claims or any future related claims, or the timing for their resolution. In addition to the expense and burden incurred in defending this litigation and any damages that the Company may suffer, our management’s efforts and attention may be diverted from the ordinary business operations in order to address these claims. If the final resolution of this litigation is unfavorable to us, our financial condition, results of operations and cash flows might be materially adversely affected.

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

Managing extraordinary transactions requires varying levels of management resources, which may divert our attention from other business operations. These extraordinary transactions could result in significant costs and expenses and charges to earnings, including those related to severance pay, early retirement costs, employee benefit costs, asset impairment charges, charges from the elimination of duplicative facilities and contracts, in-process research and development charges, inventory adjustments, assumed litigation and other liabilities, legal, accounting and financial advisory fees, and required payments to executive officers and key employees under retention plans. Moreover, the Company could incur additional depreciation and amortization expense over the useful lives of certain assets acquired in connection with extraordinary transactions, and, to the extent that the value of goodwill or intangible assets with indefinite lives acquired in connection with an extraordinary transaction becomes impaired, the Company may be required to incur additional material charges relating to the impairment of those assets. In order to complete an acquisition, the Company may issue common stock, potentially creating dilution for existing shareholders, or borrow funds, affecting our financial condition and potentially our credit ratings. Any prior or future downgrades in our credit rating associated with an acquisition could adversely affect our ability to borrow and result in more restrictive borrowing terms. In addition, our effective tax rate on an ongoing basis is uncertain, and extraordinary transactions could impact our effective tax rate. The Company also may experience risks relating to the challenges and costs of closing an extraordinary transaction and the risk that an announced extraordinary transaction may not close. As a result, any completed, pending or future transactions may contribute to financial results that differ from the investment community’s expectations.

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

United Technologies’ unsolicited acquisition proposal has created a distraction for our management and uncertainty that may adversely affect our business.

On February 29, 2008, we received an unsolicited proposal from United Technologies Corporation (UTC) to acquire all of the outstanding common shares of the Company. On March 3, 2008, our Board of Directors announced that, after carefully reviewing the proposal, it unanimously concluded that the proposal is not in the best interests of the Company and its shareholders. Any further actions taken by UTC in connection with their proposal (and any alternate proposals that may be made by other parties) may be a significant distraction for our management and employees and may require the expenditure of significant time and resources by us. UTC’s unsolicited acquisition proposal has also created uncertainty for our employees and this uncertainty may adversely affect our ability to retain key employees and to hire new talent. UTC’s unsolicited acquisition proposal may also create uncertainty for current and potential customers, suppliers and other business partners, which may cause them to terminate, or not to renew or enter into, arrangements with us. Additionally, we and members of our Board of Directors had been named in at least one purported shareholder class action complaint relating to the UTC proposal as more fully described in Part I, Item 3 “Legal Proceedings” of this annual report. These lawsuits or any future lawsuits may become time consuming and expensive. These consequences, alone or in combination, may harm our business.

Anti-takeover provisions could make it more difficult for a third party to acquire us.

We have adopted a shareholder rights plan and initially declared a dividend distribution of one right for each outstanding share of common stock to shareholders of record as of February 11, 1999, including any transfer or new issuance of common shares of the Company. Under certain circumstances, if a person or group acquires 20 percent or more of our outstanding common stock, holders of the rights (other than the person or group triggering their exercise) will receive one one-thousandth of a share of Series A Junior Participating Preferred Stock, without par value. The rights expire on February 10, 2009, unless extended by our Board of Directors. Because the rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of our Board of Directors, our rights plan could make it more difficult for a third party to acquire us (or a significant percentage of our outstanding capital stock) without first negotiating with our Board of Directors regarding that acquisition. Further, certain provisions of our charter documents, including provisions limiting the ability of shareholders to raise matters at a meeting of shareholders without giving advance notice and permitting cumulative voting, which may make it more difficult for a third party to gain control of our Board of Directors and may have the effect of delaying or preventing changes in control or management of the Company, which could have an adverse effect on the market price of our stock. Additionally, Ohio corporate law provides that certain notice and informational filings and special shareholder meeting and voting procedures must be followed prior to consummation of a proposed “control share acquisition,” as defined in the Ohio Revised Code. Assuming compliance with the prescribed notice and information filings, a proposed control share acquisition may be made only if, at a special meeting of shareholders, the acquisition is approved by both a majority of the voting power of the Company represented at the meeting and a majority of the voting power remaining after excluding the combined voting power of the “interested shares,” as defined in the Ohio Revised Code. The application of these provisions of the Ohio Revised Code also could have the effect of delaying or preventing a change of control.

The SEC investigation, Department of Justice investigation, internal accounting and financial reporting review and restatement of the Company’s financial statements may harm the Company’s business in the future.

The Company has incurred substantial expenses for legal and accounting services due to the SEC’s investigation and the U.S. Department of Justice (DOJ) investigation as well as the Company’s own internal investigation and the restatement of its financial statements. The Company could incur substantial additional costs to defend and resolve litigation or other governmental investigations or proceedings arising out of or related to the completed investigation. In addition, the Company could be exposed to enforcement or other actions with respect to these matters by the SEC’s Division of Enforcement or the DOJ.

In addition, these activities have diverted the Company’s management’s attention from the conduct of its business. The diversion of resources to address issues arising out of the investigation and financial restatement may harm our business, operating results and financial condition in the future.

The Company’s failure to maintain effective internal control over financial reporting may be insufficient to allow it to accurately report its financial results or prevent fraud, which could cause its financial statements to become materially misleading and adversely affect the trading price of its common stock.

The Company’s management is responsible for maintaining a system of internal control over financial reporting (ICOFR) that provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (GAAP). Management is also responsible for maintaining evidence, including documentation, to provide reasonable support for its assessment. This evidence will also allow a third party, such as the Company’s external auditor, to validate the work performed by management.

ICOFR cannot provide absolute assurance due to its inherent limitations; it is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human error. ICOFR also can be circumvented by collusion or improper management override. Because of such limitations, ICOFR cannot prevent or detect all misstatements, whether unintentional errors or fraud. However, these inherent limitations are known features of the financial reporting process, therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

During the year ended December 31, 2007, the Company’s management determined that there were material weaknesses in its internal control over financial reporting. The Company’s material weaknesses could harm shareholder and business confidence in our financial reporting, our ability to obtain financing and other aspects of our business. The Company has enhanced, and is continuing to enhance, its internal controls in order to remediate the material weaknesses. Implementing new internal controls and testing the internal control framework will require the dedication of additional resources, management time and expense. If the Company fails to establish and maintain the adequacy of its internal control over financial reporting, including any failure to implement required new or improved controls, or if the Company experiences difficulties in their implementation, its business, financial condition and operating results could be harmed.

Any material weakness or unsuccessful remediation could affect investor confidence in the accuracy and completeness of the Company’s financial statements. As a result, the Company’s ability to obtain any additional financing, or additional financing on favorable terms, could be materially and adversely affected, which, in turn, could materially and adversely affect its business, its financial condition and the market value of its securities and require the Company to incur additional costs to improve its internal control systems and procedures. In addition, perceptions of the Company among customers, lenders, investors, securities analysts and others could also be adversely affected.

The Company can give no assurances that the measures it has taken to date, or any future measures it may take, will remediate the material weaknesses identified or that any additional material weaknesses will not arise in the future due to its failure to implement and maintain adequate internal controls over financial reporting. In addition, even if the Company is successful in strengthening its controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or ensure the fair presentation of its financial statements included in its periodic reports filed with the SEC.

Delays in filing periodic reports and financial restatements may adversely affect the Company’s stock price.

The Company did not file its quarterly reports on Form 10-Q for the quarters ended June 30, 2007, September 30, 2007, March 31, 2008 and June 30, 2008 and this annual report on Form 10-K for the year ended December 31, 2007 within the time periods required by SEC regulations. The Company’s delays in filing its periodic reports and related financial statements may harm investor confidence and negatively affect the Company’s stock price. In addition, the restatement may also result in other negative ramifications, including the potential loss of confidence by suppliers, customers, employees, investors, and security analysts, the loss of institutional investor interest and fewer business development opportunities.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

The Company’s corporate offices are located in North Canton, Ohio. The Company owns manufacturing facilities in Canton and Newark, Ohio; Lynchburg, Virginia, and Lexington, North Carolina. The Company also has manufacturing facilities in Belgium, Brazil, China, Hungary and India. The Company has selling, service and administrative offices in the following locations: throughout the United States, and in Argentina, Australia, Austria, Barbados, Belgium, Belize, Brazil, Canada, Chile, China, Colombia, Costa Rica, Czech Republic, Dominican Republic, Ecuador, France, Germany, Greece, Guatemala, Haiti, Honduras, Hong Kong, Hungary, India, Indonesia, Italy, Japan, Malaysia, Mexico, Namibia, Netherlands, New Zealand, Nicaragua, Panama, Paraguay, Peru, Philippines, Portugal, Poland, Romania, Russia, Singapore, Slovakia, South Africa, Spain, Switzerland, Taiwan, Thailand, Turkey, the United Arab Emirates, the United Kingdom, Uruguay, Venezuela and Vietnam. The Company leases a majority of the selling, service and administrative offices under operating lease agreements.

The Company considers that its properties are generally in good condition, are well maintained, and are generally suitable and adequate to carry on the Company’s business.

ITEM 3: LEGAL PROCEEDINGS

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

The Company and certain directors had been named as defendants by an individual purporting to seek relief on behalf of a putative class of shareholders (Albert Stein v. Diebold Incorporated, et al., Case No. 2008 CV 01144 (Stark Cty. Ct. Common Pleas, filed March 4, 2008)). The complaint was voluntarily dismissed by the plaintiff on June 25, 2008. The complaint alleged breaches of fiduciary duties with respect to the Company’s rejection of an unsolicited offer by United Technologies Corporation to purchase all of the Company’s outstanding shares. The complaint sought an injunction requiring certain actions and other equitable relief and attorneys’ fees and expenses. The Company and the individual defendants had moved to dismiss the complaint, which motion was pending as of the dismissal.

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

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

Part II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common shares of the Company are listed on the New York Stock Exchange with a symbol of DBD. The price ranges of common shares of the Company for the periods indicated below are as follows:

	2007		2006		2005
	High	Low	High	Low	High	Low
1st Quarter	$48.42	$42.50	$43.84	$36.40	$57.75	$51.70
2nd Quarter	52.70	47.25	46.35	39.15	57.80	44.85
3rd Quarter	54.50	42.49	44.90	36.93	50.21	33.78
4th Quarter	45.90	28.32	47.13	41.41	41.00	33.10
Full Year	$54.50	$28.32	$47.13	$36.40	$57.80	$33.10

There were approximately 66,922 shareholders at December 31, 2007, which includes an estimated number of shareholders who have shares held in their accounts by banks, brokers, and trustees for benefit plans and the agent for the dividend reinvestment plan.

On the basis of amounts paid and declared, the annualized quarterly dividends per share were $0.94, $0.86 and $0.82 in 2007, 2006 and 2005, respectively.

Information concerning the Company’s share repurchases made during the fourth quarter of 2007:

			Total Number of	Maximum Number of
	Total Number		Shares Purchased as	Shares that may yet
	of Shares	Average Price	Part of Publicly	be Purchased Under
Period	Purchased(1)	Paid Per Share	Announced Plans(2)	the Plans(2)
October	—	N/A		2,926,500
November	500	$35.69	—	2,926,500
December	564	$28.92	—	2,926,500

Total	1,064	$32.31	—	2,926,500

(1)	Includes 1,064 shares surrendered or deemed surrendered to the Company in connection with the Company’s stock-based compensation.

(2)	The total number of shares repurchased as part of the publicly announced share repurchase plan was 9,073,500 as of December 31, 2007. The plan was approved by the Board of Directors in April 1997 and authorized the repurchase of up to two million shares. The plan was amended in June 2004 to authorize the repurchase of an additional two million shares, and was further amended in August and December 2005 to authorize the repurchase of an additional six million shares. On February 14, 2007, the Board of Directors approved an increase in the Company’s share repurchase program by authorizing the repurchase of up to an additional two million of the Company’s outstanding common shares. The plan has no expiration date.

PERFORMANCE GRAPH

Set forth below is a line graph comparing the yearly percentage change in the cumulative shareholder return, which includes the reinvestment of cash dividends, of the Company’s common shares with the cumulative total return of (i) the S&P 500 Index, (ii) the S&P MidCap 400 Index, and (iii) a Custom Composite Index (28 stocks) made up of companies selected by the Company based on similarity to the Company’s line of business and similar market capitalization. The comparison covers the five-year period starting December 31, 2002 and ended December 31, 2007. The comparisons in this graph are required by rules promulgated by the Commission and are not intended to forecast future performance of the Corporation’s common shares.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Diebold, Inc., The S&P 500 Index,
The S&P Midcap 400 Index And A Custom Composite Index (28 Stocks)

*	$100 invested on 12/31/02 in stock or index-including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2008, Standard & Poor’s, a division of the McGraw — Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/s&p.htm

**	As of December 31, 2007, the Custom Composite Index included 28 stocks as follows: Affiliated Computer Services Inc, Ametek Inc, Benchmark Electronics Inc, Cooper Industries Limited, Corning Inc, Crane Company, Deluxe Corp., Donaldson Inc, Dover Corp., Fiserv Inc, FMC Technologies Inc, Harris Corp., Hubbell Inc, International Game Technology, Lennox International Inc, Mettler Toledo International, NCR Corp., Pall Corp., PerkinElmer Inc, Pitney-Bowes Inc, Rockwell Automation Inc, Rockwell Collins Inc, Sauer Danfoss Inc, Teleflex Inc, Thermo Fisher Scientific Inc., Thomas & Betts Corp., Unisys Corp. and Varian Medical Systems Inc. During 2006, Avaya, American Power Conversion, and Genlyte Group, Inc. were included in the Custom Composite Index but ceased trading in 2007 and were removed from the peer group. Also, during 2006, Fisher Scientific International was included in the Custom Composite Index but was acquired by Thermo-Electron, d.b.a Thermo Fisher Scientific Inc.

ITEM 6: SELECTED FINANCIAL DATA
(In thousands)

We have restated the selected financial data presented in this annual report as of December 31, 2006, December 31, 2005, December 31, 2004 and December 31, 2003, and for the fiscal years ended on those dates. The restatement reflects the results of the internal review by the Company, in consultation with its outside advisors and the Audit Committee of the Board of Directors, as well as other adjustments identified by management through this process.

This “Part II — Item 6 — Selected Financial Data” includes the following:

•	The restated selected financial data for the annual periods described above;

•	The annual financial data for the year ended December 31, 2007; and

•	Schedules presenting details of the nature and impact of the restatement adjustments. Additional information regarding these adjustments can be found in Note 2 to the Consolidated Financial Statements. The adjustments that relate to fiscal years prior to 2003 are reflected in beginning retained earnings for 2003. The cumulative impact of these adjusting entries decreased retained earnings by approximately $89,000, net of tax, at the beginning of 2003.

The following balance sheet data as of December 31, 2007 and December 31, 2006 and results of operations for the years ended December 31, 2007, December 31, 2006 and December 31, 2005 are derived from our audited financial statements included in “Part II — Item 8 — Financial Statements and Supplementary Data.” The data for years ended December 31, 2004 and 2003 are derived from our unaudited restated financial statements.

SELECTED FINANCIAL DATA

The following table should be read in conjunction with “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II — Item 8 — Financial Statements and Supplementary Data.”

	Year ended December 31,
	2007	2006		2005		2004		2003
		As	As	As	As	As	As	As	As
		Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated
	(In millions, except per share data)
Results of Operations
Net sales	$2,965	$2,906	$2,940	$2,587	$2,583	$2,357	$2,388	$2,086	$1,994
Cost of sales	2,281	2,196	2,202	1,962	1,929	1,688	1,715	1,470	1,432

Gross profit	684	710	738	625	654	669	673	616	562

Income from continuing operations, net of tax	40	87	105	83	92	182	177	171	133
Income from discontinued operations, net of tax	—	—	—	14	10	2	2	2	2

Net Income	$40	$87	$105	$97	$102	$184	$179	$173	$135

Basic earnings per common share:
Income from continuing operations	0.60	1.30	1.57	1.17	1.30	2.52	2.46	2.37	1.83
Income from discontinued operations	—	—	—	0.20	0.15	0.03	0.03	0.02	0.03

Net Income	$0.60	$1.30	$1.57	$1.37	$1.45	$2.55	$2.49	$2.39	$1.86

Diluted earnings per common share:
Income from continuing operations	0.59	1.29	1.55	1.17	1.29	2.50	2.43	2.35	1.82
Income from discontinued operations	—	—	—	0.20	0.14	0.03	0.03	0.02	0.02

Net Income	$0.59	$1.29	$1.55	$1.37	$1.43	$2.53	$2.46	$2.37	$1.84

Number of Weighted-Average Shares Outstanding
Basic weighted-average shares outstanding	65,841	66,669	66,669	70,577	70,577	72,000	72,000	72,417	72,417
Diluted weighted-average shares outstanding	66,673	66,885	67,253	70,966	71,340	72,534	72,823	72,924	73,087
Common dividends paid	$62,442	$57,408	$57,964	$57,770	$58,196	$53,240	$53,506	$49,242	$49,330
Common dividends paid per share	0.94	0.86	0.86	0.82	0.82	0.74	0.74	0.68	0.68

	Year ended December 31,
	2007	2006		2005		2004		2003
		As	As	As	As	As	As	As	As
		Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated
	(In millions, except per share data)
Consolidated Balance Sheet Data
(as of period end)
Current assets	$1,631	$1,596	$1,694	$1,481	$1,596	$1,290	$1,382	$1,164	$1,278
Current liabilities	751	599	782	580	796	740	944	619	844
Net working capital	880	997	912	901	800	550	438	545	434
Property, plant and equipment, net	220	217	208	235	226	225	219	209	206
Total long-term liabilities	766	824	816	617	568	142	140	142	140
Total assets	2,631	2,514	2,597	2,350	2,409	2,131	2,210	1,898	2,000
Shareholders’ equity	1,115	1,091	998	1,153	1,045	1,249	1,126	1,137	1,016

CUMULATIVE ADJUSTMENTS TO PREVIOUSLY REPORTED RETAINED EARNINGS

The following tables present the impact of the restatement adjustments on previously reported retained earnings for the years ended December 31, 2006, 2005, 2004 and 2003. See Note 2 to the Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data” for further discussion of the restatement.

	Year ended December 31,
	2006	2005	2004	2003
	(In thousands)
Retained earnings as reported	$1,169,607	$1,140,468	$1,101,492	$970,935
Cumulative restatement adjustments	(109,882)	(127,331)	(132,295)	(127,465	)(1)

Retained earnings as restated	$1,059,725	$1,013,137	$969,197	$843,470

(1)	Includes a $88,972 decrease in ending retained earnings at December 31, 2002 for the cumulative impact of the adjustments for the periods prior to 2003.

CUMULATIVE ADJUSTMENTS TO PREVIOUSLY REPORTED BEGINNING RETAINED EARNINGS

	Year ended December 31,
	2006	2005	2004	2003
	(In thousands)
Retained earnings as restated:
Beginning retained earnings as reported	$1,140,468	$1,101,492	$970,935	$847,091
Cumulative adjustments to beginning retained earnings	(127,331)	(132,295)	(127,465)	(88,972)

Beginning retained earnings as restated	1,013,137	969,197	843,470	758,119
Net income as reported	86,547	96,746	183,797	173,086
Net income restatement adjustments	18,005	5,389	(4,563)	(38,405)

Net income as restated	104,552	102,135	179,234	134,681

Dividends declared and paid as reported	(57,408)	(57,770)	(53,240)	(49,242)
Dividends declared and paid adjustments	(556)	(426)	(266)	(88)

Dividends declared and paid as restated	(57,964)	(58,196)	(53,506)	(49,330)

Retained earnings as restated	$1,059,725	$1,013,137	$969,198	$843,470

CUMULATIVE ADJUSTMENTS TO PREVIOUSLY REPORTED BEGINNING RETAINED EARNINGS BY CATEGORY

The following table presents the impact of the restatement adjustments on previously reported beginning retained earnings for the years beginning January 1, 2006, 2005, 2004 and 2003, with the adjustments identified by the nature of the error. See Note 2 to the Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data” for further discussion of the restatement.

	Years Beginning January 1,
	2006	2005	2004	2003
	(In thousands)
Beginning retained earnings as reported	$1,140,468	$1,101,492	$970,935	$847,091
Revenue Recognition — Bill & Hold	(67,151)	(81,957)	(95,550)	(66,026)
Revenue Recognition — Other	(11,201)	(7,285)	(5,886)	(1,525)
Account Reconciliations	(62,806)	(77,122)	(68,503)	(34,462)
Inventory	(9,953)	(12,051)	(9,694)	(10,763)
Capitalization	(18,232)	(12,911)	(8,932)	(7,674)
Other	(1,384)	2,372	1,615	384
Tax	44,176	57,012	59,573	31,094
Dividends declared and paid adjustments	(780)	(353)	(88)	—

Cumulative adjustments to beginning retained earnings	(127,331)	(132,295)	(127,465)	(88,972)

Beginning retained earnings as restated	$1,013,137	$969,197	$843,470	$758,119

SUMMARY OF IMPACT OF RESTATEMENT ADJUSTMENTS ON INCOME BEFORE TAXES FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, 2004 AND 2003

The following table presents the increase (decrease) of the significant restatement adjustments on income from continuing operations before taxes for the years ended December 31, 2006, 2005, 2004 and 2003:

		Revenue Recognition		Account				Total
		Bill & Hold	Other	Reconciliations	Inventory	Capitalization	Other	Adjustments
		(In thousands)
2006
	Bill & Hold Revenue	$1,582	—		—	—	—	$1,582
	Service Contract Revenue	—	—	(2,350)	—	—	—	(2,350)
	ERP Capitalization	—	—	—	—	653	—	653
	AP Float and Related Reserve	—	—	1,121	—	—	—	1,121
	Installation Allowance	—	—	666	—	—	—	666
	Finished Goods Inventory	—	—	—	335	—	—	335
	Refurbished Inventory	—	—	—	2,317	—	—	2,317
	AP Wire Clearing Account	—	—	6,168	—	—	—	6,168

Subtotal		1,582	—	5,605	2,652	653	—	10,492
	All Other Adjustments, net	—	3,791	12,216	3,409	(316)	3,427	22,527

Total		$1,582	$3,791	$17,821	$6,061	$337	$3,427	$33,019

2005
	Bill & Hold Revenue	$14,807	—		—	—	—	$14,807
	Service Contract Revenue	—	—	(1,165)	—	—	—	(1,165)
	ERP Capitalization	—	—	—	—	(6,787)	—	(6,787)
	AP Float and Related Reserve	—	—	(362)	—	—	—	(362)
	Installation Allowance	—	—	8,050	—	—	—	8,050
	Finished Goods Inventory	—	—	—	9,074	—	—	9,074
	Refurbished Inventory	—	—	—	(1,517)	—	—	(1,517)
	AP Wire Clearing Account	—	—	(842)	—	—	—	(842)

Subtotal		14,807	—	5,681	7,557	(6,787)	—	21,258
	All Other Adjustments, net	—	(2,026)	8,634	(5,459)	1,465	(1,206)	1,408

Total		$14,807	$(2,026)	$14,315	$2,098	$(5,322)	$(1,206)	$22,666

2004
	Bill & Hold Revenue	$13,593	—	—	—	—	—	$13,593
	Service Contract Revenue	—	—	(2,296)	—	—	—	(2,296)
	ERP Capitalization	—	—	—	—	(2,953)	—	(2,953)
	AP Float and Related Reserve	—	—	(346)	—	—	—	(346)
	Installation Allowance	—	—	(2,091)	—	—	—	(2,091)
	Finished Goods Inventory	—	—	—	1,439	—	—	1,439
	Refurbished Inventory	—	—	—	(1,617)	—	—	(1,617)
	AP Wire Clearing Account	—	—	1,674	—	—	—	1,674

Subtotal		13,593	—	(3,059)	(178)	(2,953)	—	7,403
	All Other Adjustments, net	—	(1,398)	(6,430)	(2,180)	(1,026)	759	(10,275)

Total		$13,593	$(1,398)	$(9,489)	$(2,358)	$(3,979)	$759	$(2,872)

2003
	Bill & Hold Revenue	$(29,526)	—	—	—	—	—	$(29,526)
	Service Contract Revenue	—	—	(16,615)	—	—	—	(16,615)
	ERP Capitalization	—	—	—	—	(472)	—	(472)
	AP Float and Related Reserve	—	—	(9,778)	—	—	—	(9,778)
	Installation Allowance	—	—	(2,183)	—	—	—	(2,183)
	Finished Goods Inventory	—	—	—	(4,301)	—	—	(4,301)
	Refurbished Inventory	—	—	—	1,317	—	—	1,317
	AP Wire Clearing Account	—	—	(4,223)	—	—	—	(4,223)

Subtotal		(29,526)	—	(32,799)	(2,984)	(472)	—	(65,781)
	All Other Adjustments, net	—	(3,557)	(1,997)	4,054	(785)	1,230	(1,055)

Total		$(29,526)	$(3,557)	$(34,796)	$1,070	$(1,257)	$1,230	$(66,836)

IMPACT OF RESTATEMENT ADJUSTMENTS ON 2006 ON NET INCOME

The following table presents the impact of the restatement adjustments on the Consolidated Statement of Income for the year ended December 31, 2006:

	Year ended December 31, 2006
		Adjustments
		Revenue Recognition
	As			Account				Total	Provision for	As
	Reported	Bill & Hold	Other	Reconciliations	Inventory	Capitalization	Other	Adjustments	Income Tax	Restated
	(In thousands)
Net sales
Products	$1,469,250	$24,057	$9,090	$(1,399)	$1,636	$—	$(1,636)	$31,748		$1,500,998
Services	1,436,982	3,325	(1,631)	(64)	—	—	—	1,630		1,438,612

	2,906,232	27,382	7,459	(1,463)	1,636	—	(1,636)	33,378		2,939,610
Cost of sales
Products	1,046,617	22,787	4,663	(10,371)	(3,866)	—	(2,454)	10,759		1,057,376
Services	1,149,097	2,409	(573)	(5,725)	(559)	(4)	—	(4,452)		1,144,645

	2,195,714	25,196	4,090	(16,096)	(4,425)	(4)	(2,454)	6,307		2,202,021

Gross profit	710,518	2,186	3,369	14,633	6,061	4	818	27,071		737,589

Selling and administrative expense	463,862	155	(577)	(1,961)	—	2,792	(203)	206		464,068
Research, development and engineering expense	70,995	594	—	36	—	—	—	630		71,625
Impairment of asset	22,462	—	—	—	—	(3,125)	—	(3,125)		19,337
(Gain) loss on sale of assets, net	328	—	—	—	—	—	—	—		328

	557,647	749	(577)	(1,925)	—	(333)	(203)	(2,289)		555,358

Operating profit	152,871	1,437	3,946	16,558	6,061	337	1,021	29,360		182,231

Other income (expense)
Investment income	19,224	—	(155)	—	—	—	—	(155)		19,069
Interest expense	(36,024)	—	—	—	—	—	730	730		(35,294)
Miscellaneous, net	(5,025)	—	—	1,263	—	—	1,676	2,939		(2,086)
Minority interest	(6,597)	145	—	—	—	—	—	145		(6,452)

Income from continuing operations before taxes	124,449	1,582	3,791	17,821	6,061	337	3,427	33,019		157,468

Income tax adjustments		—	1,053	—	—	—	—	1,053		1,053
Taxes on income	37,902								13,961	51,863
Income from continuing operations	86,547	1,582	2,738	17,821	6,061	337	3,427	31,966	(13,961)	104,552
Income from discontinued operations, net of tax	—	—	—	—	—	—	—	—		—

Net income	$86,547	$1,582	$2,738	$17,821	$6,061	$337	$3,427	$31,966	$(13,961)	$104,552

Basic weighted-average shares outstanding	66,669									66,669
Diluted weighted-average shares outstanding	66,885									67,253
Basic earnings per share
Income from continuing operations	$1.30									$1.57
Income from discontinued operations	$—									$—
Net income	$1.30									$1.57
Diluted earnings per share
Income from continuing operations	$1.29									$1.55
Income from discontinued operations	$—									$—
Net income	$1.29									$1.55

IMPACT OF RESTATEMENT ADJUSTMENTS ON 2005 NET INCOME

The following table presents the impact of the restatement adjustments on the Consolidated Statement of Income for the year ended December 31, 2005:

	Year ended December 31, 2005
		Adjustments
		Revenue
		Recognition
	As			Account				Total	Provision for	As
	Reported	Bill & Hold	Other	Reconciliations	Inventory	Capitalization	Other	Adjustments	Income Tax	Restated
	(In thousands)
Net sales
Products	$1,293,419	$(8,347)	$(10,664)	$4,147	$(1,544)	$—	$1,544	$(14,864)		$1,278,555
Services	1,293,630	11,742	(56)	(881)	—	—	—	10,805		1,304,435

	2,587,049	3,395	(10,720)	3,266	(1,544)	—	1,544	(4,059)		2,582,990
Cost of sales
Products	952,321	(17,657)	(8,991)	(2,975)	(3,976)	—	1,750	(31,849)		920,472
Services	1,009,246	6,903	(436)	(6,634)	334	(403)	—	(236)		1,009,010

	1,961,567	(10,754)	(9,427)	(9,609)	(3,642)	(403)	1,750	(32,085)		1,929,482

Gross profit	625,482	14,149	(1,293)	12,875	2,098	403	(206)	28,026		653,508

Selling and administrative expense	403,804	—	597	(1,157)	—	5,725	1,905	7,070		410,874
Research, development and engineering expense	60,409	(694)	—	222	—	—	—	(472)		59,937
Impairment of asset	—	—	—	—	—	—	—	—		—
(Gain) loss on sale of assets, net	(50)	—	—	—	—	—	—	—		(50)

	464,163	(694)	597	(935)	—	5,725	1,905	6,598		470,761

Operating profit	161,319	14,843	(1,890)	13,810	2,098	(5,322)	(2,111)	21,428		182,747

Other income (expense)
Investment income	12,165	—	(136)	(25)	—	—	—	(161)		12,004
Interest expense	(16,511)	—	—	—	—	—	311	311		(16,200)
Miscellaneous, net	(11,893)	—	—	530	—	—	594	1,124		(10,769)
Minority interest	(6,829)	(36)	—	—	—	—	—	(36)		(6,865)

Income from continuing operations before taxes	138,251	14,807	(2,026)	14,315	2,098	(5,322)	(1,206)	22,666		160,917

Income tax adjustments		—	1,892	—	—	—	—	1,892		1,892
Taxes on income	55,347								11,716	67,063
Income from continuing operations	82,904	14,807	(3,918)	14,315	2,098	(5,322)	(1,206)	20,774	(11,716)	91,962
Income from discontinued operations, net of tax	13,842	—	—	—	—	—	(2,549)	(2,549)	(1,120)	10,173

Net Income	$96,746	$14,807	$(3,918)	$14,315	$2,098	$(5,322)	$(3,755)	$18,225	$(12,836)	$102,135

Basic weighted-average shares outstanding	70,577									70,577
Diluted weighted-average shares outstanding	70,966									71,340
Basic earnings per share
Income from continuing operations	$1.17									$1.30
Income from discontinued operations	$0.20									$0.15
Net income	$1.37									$1.45
Diluted earnings per share
Income from continuing operations	$1.17									$1.29
Income from discontinued operations	$0.20									$0.14
Net income	$1.37									$1.43

IMPACT OF RESTATEMENT ADJUSTMENTS ON 2004 NET INCOME

The following table presents the impact of the restatement adjustments on the Consolidated Statement of Income for the year ended December 31, 2004:

	Year ended December 31, 2004
		Adjustments
		Revenue Recognition
	As			Account				Total	Provision for	As
	Reported	Bill & Hold	Other	Reconciliations	Inventory	Capitalization	Other	Adjustments	Income Tax	Restated
	(In thousands)
Net sales
Products	$1,158,340	$29,144	$(9,000)	$(2,732)	$(42)	$—	$42	$17,412		$1,175,752
Services	1,198,768	16,102	(307)	(2,019)	—	—	—	13,776		1,212,544

	2,357,108	45,246	(9,307)	(4,751)	(42)	—	42	31,188		2,388,296
Cost of sales
Products	789,287	21,954	(7,616)	(2,071)	703	—	11	12,981		802,268
Services	898,925	10,130	(293)	2,089	1,613	383	—	13,922		912,847

	1,688,212	32,084	(7,909)	18	2,316	383	11	26,903		1,715,115

Gross profit	668,896	13,162	(1,398)	(4,769)	(2,358)	(383)	31	4,285		673,181

Selling and administrative expense	336,657	—	—	3,382	—	3,590	(188)	6,784		343,441
Research, development and engineering expense	58,759	(269)	—	(73)	—	(40)	—	(382)		58,377
Impairment of asset	—	—	—	—	—	—	—	—		—
(Gain) loss on sale of assets, net	141	—	—	—	—	—	—	—		141

	395,557	(269)	—	3,309	—	3,550	(188)	6,402		401,959

Operating profit	273,339	13,431	(1,398)	(8,078)	(2,358)	(3,933)	219	(2,117)		271,222

Other income (expense)
Investment income	12,299	—	—	—	—	—	—	—		12,299
Interest expense	(10,657)	—	—	—	—	—	186	186		(10,471)
Miscellaneous, net	(1,814)	—	—	(1,411)	—	(46)	354	(1,103)		(2,917)
Minority interest	(7,718)	162	—	—	—	—	—	162		(7,556)

Income from continuing operations before taxes	265,449	13,593	(1,398)	(9,489)	(2,358)	(3,979)	759	(2,872)		262,577

Income tax adjustments		—	—	(871)	—	—	—	(871)		(871)
Taxes on income	83,640								2,561	86,201
Income from continuing operations	181,809	13,593	(1,398)	(8,618)	(2,358)	(3,979)	759	(2,001)	(2,561)	177,247
Income from discontinued operations, net of tax	1,988	—	—	—	—	—	—	—		1,988

Net income	$183,797	$13,593	$(1,398)	$(8,618)	$(2,358)	$(3,979)	$759	$(2,001)	$(2,561)	$179,235

Basic weighted-average shares outstanding	72,000									72,000
Diluted weighted-average shares outstanding	72,534									72,823
Basic earnings per share
Income from continuing operations	$2.52									$2.46
Income from discontinued operations	$0.03									$0.03
Net income	$2.55									$2.49
Diluted earnings per share
Income from continuing operations	$2.50									$2.43
Income from discontinued operations	$0.03									$0.03
Net income	$2.53									$2.46

Impact of Restatement Adjustments on 2003 Net Income

The following table presents the impact of the restatement adjustments on the Consolidated Statement of Income for the year ended December 31, 2003:

	Year ended December 31, 2003
		Adjustments
		Revenue Recognition
	As			Account				Total	Provision for	As
	Reported	Bill & Hold	Other	Reconciliations	Inventory	Capitalization	Other	Adjustments	Income Tax	Restated
	(In thousands)
Net sales
Products	$1,008,000	$(69,243)	$(5,136)	$2,326	$—	$—	$—	$(72,053)		$935,947
Services	1,078,431	(19,366)	—	(977)	—	—	—	(20,343)		1,058,088

	2,086,431	(88,609)	(5,136)	1,349	—	—	—	(92,396)		1,994,035
Cost of sales
Products	672,307	(46,755)	(1,662)	20,438	80	500	(15)	(27,414)		$644,893
Services	797,321	(12,278)	83	3,180	(1,150)	27	—	(10,138)		$787,183

	1,469,628	(59,033)	(1,579)	23,618	(1,070)	527	(15)	(37,552)		1,432,076

Gross profit	616,803	(29,576)	(3,557)	(22,269)	1,070	(527)	15	(54,844)		561,959

Selling and administrative expense	306,333	—	—	10,369	—	1,234	(470)	11,133		317,466
Research, development and engineering expense	58,678	(50)	—	(87)	—	100	—	(37)		58,641
Impairment of asset	—	—	—	—	—	—	—	—		—
(Gain) loss on sale of assets, net	178	—	—	—	—	—	—	—		178

	365,189	(50)	—	10,282	—	1,334	(470)	11,096		376,285

Operating profit	251,614	(29,526)	(3,557)	(32,551)	1,070	(1,861)	485	(65,940)		185,674

Other income (expense)
Investment income	12,996	$—	$—	$(868)	$—	$—	$—	(868)		12,128
Interest expense	(9,351)	—	—	—	—	—	54	54		(9,297)
Miscellaneous, net	3,746	—	—	(1,377)	—	604	691	(82)		3,664
Minority interest	(7,547)	—	—	—	—	—	—	—		(7,547)

Income from continuing operations before taxes	251,458	(29,526)	(3,557)	(34,796)	1,070	(1,257)	1,230	(66,836)		184,622

Income tax adjustments		—	802	(754)	—	—	—	48		48
Taxes on income	80,188								(28,479)	51,709
Income from continuing operations	171,270	(29,526)	(4,359)	(34,042)	1,070	(1,257)	1,230	(66,884)	28,479	132,865
							—
Income from discontinued operations, net of tax	1,816	—	—	—	—	—	—	—		1,816

Net income	$173,086	$(29,526)	$(4,359)	$(34,042)	$1,070	$(1,257)	$1,230	$(66,884)	$28,479	$134,681

Basic weighted-average shares outstanding	72,417									72,417
Diluted weighted-average shares outstanding	72,924									73,087
Basic earnings per share
Income from continuing operations	$2.37									$1.83
Income from discontinued operations	$0.02									$0.03
Net income	$2.39									$1.86
Diluted earnings per share
Income from continuing operations	$2.35									$1.82
Income from discontinued operations	$0.02									$0.02
Net income	$2.37									$1.84

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

On December 21, 2007, the Company announced that, in consultation with outside advisors, it was conducting an internal review into certain accounting and financial reporting matters, including, but not limited to, the review of various balance sheet accounts such as prepaids, accruals, capitalized assets, deferred revenue and reserves within both the Company’s North America and International businesses. The review was conducted primarily by outside counsel of the Company and was done in consultation with and participation with the Company’s internal audit staff and management, as well as outside advisors including forensic accountants and independent legal counsel to the Audit Committee.

During the course of the review, certain questions were raised as to certain prior accounting and financial reporting items in addition to bill and hold revenue recognition, including whether the prepaid expenses, accrued liabilities, capitalized assets, deferred revenue and reserves had been recorded accurately and timely. Accordingly, the scope of the review was expanded beyond the initial revenue recognition issues to include these additional items. This review has been completed as of the date of the filing of this annual report.

On January 15, 2008, the Company announced that it had concluded its discussion with the OCA and, as a result of those discussions, the Company determined that its previous long-standing method of accounting for bill and hold transactions was in error, representing a misapplication of U.S. generally accepted accounting principles (GAAP). In addition, the Company disclosed that revenue previously recognized on a bill and hold basis would be recognized upon customer acceptance of products at a customer location. Management of the Company determined that this corrected method of recognizing revenue would be adopted retroactively after an in-depth analysis and review with its outside auditors, KPMG LLP (KPMG), an independent registered public accounting firm, the Audit Committee of the Company’s Board of Directors, and the OCA. Accordingly, management concluded that previously issued financial statements for the fiscal years ended December 31, 2006, 2005, 2004 and 2003; the quarterly data in each of the quarters for the years ended December 31, 2006 and 2005; and the quarter ended March 31, 2007, must be restated and should no longer be relied upon. As a result, the Company has restated its previously issued financial statements for those periods. Restated financial information is presented in this annual report on Form 10-K for the year ended December 31, 2007.

OVERVIEW

Diebold has been in business for more than 148 years providing innovative, safe and reliable self-service delivery and security systems to the financial, retail, commercial and government markets. Drawing from a rich past as the nation’s premier manufacturer of safes and vaults, Diebold today is in the midst of a fundamental transformation. During 2007, Diebold made significant progress in rationalizing product development, streamlining procurement, realigning its manufacturing footprint and improving logistics. These efforts have enabled the Company to improve quality and productivity and decrease costs.

The Company expects to achieve a key milestone on time — its Smart Business 100 program — to deliver $100,000 in cost savings from 2006 to the end of 2008. By the end of 2007, $65,000 in cost savings have been realized.

In addition to its ongoing $100,000 cost-reduction program, Diebold is targeting to reduce its global workforce by eight hundred full-time positions, or approximately five percent of its workforce. The majority of these reductions are contemplated to occur in North America, Brazil and select areas of Western Europe.

The Company is committed to making the strategic moves that not only streamline operations, but also enhance its ability to serve its customers. Therefore, strengthening its manufacturing position in Europe, Middle East and Africa (EMEA) has been a top priority for the Company. Diebold continued to ramp up production at its new manufacturing facility in Budapest, Hungary throughout 2007. The facility is now the primary source of ATMs for the Diebold EMEA market. The Company believes it now has an optimal manufacturing footprint with strategic locations in Hungary, India, Brazil and China, and a lean operation in North America with additional opportunities to reduce manufacturing costs and build a more competitive cost structure.

The focus on services and software is playing an increasingly important role. With the costs of operating an ATM increasing, financial institutions are eager to optimize management and productivity of their ATM channels — and they are increasingly exploring outsourced solutions. Outsourcing is about more than cost. It is a business strategy that customers are employing so they can provide their customers with the most innovative products and services available. For these reasons, the Company developed its industry-leading Diebold Integrated Services® platform, which incorporates cross-disciplinary functions into comprehensive, turnkey outsourcing solutions. For the second year in a row, Diebold was named one of the world’s top outsourcing service providers by the International Association of Outsourcing Professionals.

Software is growing in importance in the value equation for financial self-service customers. Agilis EmPower®, a flexible, open software platform, features software development tools and services that enable financial institutions to react quickly to changing customer needs and exchange information across banking delivery channels. At the same time, it seamlessly integrates into a financial institution’s service-oriented architecture.

Diebold is the first major ATM provider in the United States to introduce bulk check deposit technology with the release of its bulk document Intelligent Depositorytm module (IDM). IDM technology accepts and magnetically reads checks inserted in any orientation and can even process crumpled, curled or creased checks.

The Company’s efforts in the key China market were successful between July and December 2007. Diebold finalized agreements to sell more than 6,000 ATMs to Chinese financial institutions. The ATMs will increase security, upgrade the quality of financial service to consumers and improve customer satisfaction within China’s financial self-service networks.

Diebold has extended coverage and improved services by signing an agreement with General Business Machines (GBM) to form a direct operation that offers Diebold solutions to customers in Central America and the Caribbean region. The new operation, Diebold Central America, will serve both the financial industry and security customers in each country in the region.

Diebold recorded a fourth quarter 2007 non-cash asset impairment charge of $46,319 related to previously recorded goodwill. This impairment charge represents substantially all of the goodwill on Premier Election Solutions’ balance sheet from Diebold’s previous acquisitions of Global Election Systems and Data Information Management Systems. While Diebold continues to fully support its elections subsidiary, the Company also continues to pursue strategic alternatives to ownership of the subsidiary.

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

The business drivers of the Company’s future performance include several factors that include, but are not limited to:

•	timing of a self-service upgrade and/or replacement cycle in mature markets such as the United States;

•	high levels of deployment growth for new self-service products in emerging markets such as Asia Pacific;

•	demand for new service offerings, including outsourcing or operating a network of ATMs;

•	demand beyond expectations for security products and services for the financial, retail and government sectors;

•	implementation and timeline for new election systems in the United States;

•	the Company’s strong financial position; and

•	the Company’s ability to successfully integrate acquisitions.

The table below presents the changes in comparative financial data from 2007 to 2005. Comments on significant year-to-year fluctuations follow the table. The following discussion should be read in conjunction with the Consolidated Financial Statements and the related Notes that appear elsewhere in this annual report.

	Year ended December 31,
	2007			2006			2005
		% of	%		% of	%		% of
	Dollars	Net Sales	Change	Dollars	Net Sales	Change	Dollars	Net Sales
				(As Restated)			(As Restated)
	(In thousands, except percentages)
Net sales
Products	$1,429,646	48.22	(4.75)	$1,500,998	51.06	17.40	$1,278,555	49.50
Services	1,535,191	51.78	6.71	1,438,612	48.94	10.29	1,304,435	50.50

	2,964,837	100.00	0.86	2,939,610	100.00	13.81	2,582,990	100.00

Cost of sales
Products	1,070,286	36.10	1.22	1,057,376	35.97	14.87	920,472	35.64
Services	1,210,701	40.84	5.77	1,144,645	38.94	13.44	1,009,010	39.06

	2,280,987	76.94	3.59	2,202,021	74.91	14.12	1,929,482	74.70

Gross profit	683,850	23.06	(7.29)	737,589	25.09	12.87	653,508	25.30
Selling and administrative expenses	470,615	15.87	1.41	464,068	15.79	12.95	410,874	15.91
Research, development and engineering expense	73,950	2.49	3.25	71,625	2.44	19.50	59,937	2.32
Impairment of asset	46,319	1.56	139.54	19,337	0.66		—	0.00
(Gain) loss on sale of assets, net	(6,392)	(0.22)	(2048.8)	328	0.01	(756.00)	(50)	(0.00)

	584,492			555,358			470,761
Operating profit	99,358	3.35	(45.48)	182,231	6.20	(0.28)	182,747	7.08
Other income (expense), net	(15,655)	(0.53)	(14.50)	(18,311)	(0.62)	22.36	(14,965)	(0.58)
Minority interest	(8,365)	(0.28)	29.65	(6,452)	(0.22)	(6.02)	(6,865)	(0.27)

Income from continuing operations before tax	75,338	2.54	(52.16)	157,468	5.36	(2.14)	160,917	6.23
Taxes on income	35,797	1.21	(32.35)	52,916	1.80	(23.26)	68,955	2.67

Income from continuing operations	39,541	1.33	(62.18)	104,552	3.56	13.69	91,962	3.56
Income from discontinued operations — net of tax	—			—			909	0.04
Gain on sale of discontinued operations — net of tax	—			—			9,264	0.36

Income from discontinued operations	—			—			10,173	0.39

Net income	$39,541	1.33	(62.18)	$104,552	3.56	2.37	$102,135	3.95

RESULTS OF OPERATIONS

2007 COMPARISON WITH 2006

Net Sales

The following table represents information regarding our net sales for the years ended December 31, 2007 and 2006:

	Year ended December 31,
	2007	2006	% Change
		(As Restated)
Net Sales	$2,964,837	$2,939,610	0.9%

Net sales for 2007 totaled $2,964,837 and were $25,227 or 0.9 percent higher than net sales for 2006. The increase in net sales included a net positive currency impact of approximately $100,567. Financial self-service revenue in 2007 increased by $132,486 or 6.8 percent over 2006, due to solid growth in the international market segments and a weakening of the U.S. dollar which accounted for 4.6 percent of the growth. Security solutions revenue increased by $62,329 or 8.1 percent for 2007. Election systems/lottery net sales of $63,703 decreased by $169,588 or 72.7 percent compared to 2006. The year-over-year decline was related to decreases in both electronic voting equipment revenue of $137,723 and decreased Brazilian lottery systems revenue of $31,865.

Gross Profit

The following table represents information regarding our gross profit for the years ended December 31, 2007 and 2006:

	Year ended December 31,
	2007	2006	% Change
		(As Restated)
Gross Profit	$683,850	$737,589	(7.3)%
Gross Profit Margin	23.1%	25.1%	(2.0)%

Gross profit for 2007 totaled $683,850 and was $53,739 or 7.3 percent lower than gross profit for 2006. Product gross margin was 25.1 percent in 2007 compared to 29.6 percent in 2006. Product gross margin was adversely impacted by $27,349 of restructuring charges in 2007 compared to $3,299 of restructuring charges in 2006. The 2007 restructuring charges were primarily related to the closure of the manufacturing plant in Cassis, France. In addition, product gross margin was adversely affected by lower election systems/lottery revenue and decreased profitability in the U.S. election systems business in 2007 compared to 2006. Service gross margin for 2007 was 21.1 percent compared with 20.4 percent for 2006. The increase in service gross margin was mainly due to higher revenue and profitability in Diebold International (DI) which was partly attributable to a decrease in restructuring charges of $2,640 from 2006 to 2007.

Operating Expenses

The following table represents information regarding our operating expenses for the years ended December 31, 2007 and 2006:

	Year ended December 31,
	2007	2006	% Change
		(As Restated)
Selling and administrative expense	$470,615	$464,068	1.4%
Research, development, and engineering expense	73,950	71,625	3.2%
Impairment of asset	46,319	19,337	139.5%
(Gain) loss on sale of assets, net	(6,392)	328	(2048.8)%

Total Operating Expenses	$584,492	$555,358	5.2%
Percent of Net Sales	19.7%	18.9%	0.8%

Selling and administrative expense for 2007 was 15.9 percent of net sales, nearly flat from 15.8 percent for 2006. Selling and administrative expense was adversely impacted by $1,299 of restructuring charges in 2007 compared to $14,867 of restructuring charges in 2006 mainly associated with the termination of the information technology outsourcing agreement, realignment of global service, and relocation of the Company’s European headquarters. In addition, non-routine expenses of $7,288 primarily from legal, audit and consultation fees related to the internal review of other accounting items, restatement of financial statements and the ongoing SEC and DOJ investigations and other advisory fees adversely impacted 2007 compared with $791 of similar expenses for 2006. Selling and administrative expense in 2007 was also unfavorably impacted by a weakening of the U.S. dollar and incremental spend related to acquisitions. In 2007, the Company reduced the reserve for the election systems trade receivable related to two counties in California by approximately $10,090 due to payments received. Research, development, and engineering expense for 2007 was 2.5 percent of net sales as compared to 2.4 percent in 2006. Restructuring charges of $63 were included in research, development, and engineering expense for 2007 as compared to $4,950 of restructuring charges in 2006 primarily related to product development rationalization. The impairment of assets in 2007 was a non-cash charge of $46,319 related to the goodwill impairment for Premier Election Solutions, Inc. (PESI). In 2006, the non-cash charge of $19,337 related to the impairment of a portion of the costs previously capitalized relative to the Company’s enterprise resource planning system implementation. The gain on sale of assets for 2007 of $6,392 was primarily related to the sale of the Company’s manufacturing facility in Cassis, France of which $6,438 was associated with the Company’s restructuring initiatives.

Operating Profit

The following table represents information regarding our operating profit for the years ended December 31, 2007 and 2006:

	Year ended December 31,
	2007	2006	% Change
		(As Restated)
Operating Profit	$99,358	$182,231	(45.5)%
Operating Profit Margin	3.4%	6.2%	(2.8)%

Operating profit for 2007 totaled $99,358 or 3.4 percent of net sales and was $82,873 or 45.5 percent lower than operating profit for 2006. The decrease in operating profit resulted mainly from lower election systems/lottery revenue, decreased profitability in the U.S. election systems business in 2007 compared to 2006, and higher expense related to the impairment of assets. Additional contributing factors were increased operating expenses resulting from a weakening of the U.S. dollar and incremental spend related to acquisitions. Restructuring charges of $23,592 or 0.8 percent of net sales mainly related to the closure of the manufacturing plant in Cassis, France, adversely affected the operating profit in 2007 compared to $26,977 or 0.9 percent of net sales for the comparable period in 2006. The 2006 restructuring charges were primarily associated with the consolidation of global research and development and other service consolidations, termination of the information technology outsourcing agreement, relocation of the Company’s European headquarters, realignment of the Company’s global manufacturing operations, and product development rationalization. In addition, non-routine expenses as described previously of $7,288 or 0.2 percent of net sales affected the operating profit in 2007 compared to $791 for the comparable period in 2006.

Other Income (Expense) and Minority Interest

The following table represents information regarding our other income (expense) and minority interest for the years ended December 31, 2007 and 2006:

	Year ended December 31,
	2007	2006	% Change
		(As Restated)
Investment Income	$22,489	$19,069	17.9%
Interest Expense	(42,237)	(35,294)	19.7%
Miscellaneous, Net	4,093	(2,086)	(296.2)%

Other Income (Expense)	$(15,655)	$(18,311)	(14.5)%

Percentage of Net Sales	(0.5)%	(0.6)%	0.1%
Minority Interest	(8,365)	(6,452)	29.6%

Investment income for 2007 was $22,489 and increased $3,420 or 17.9 percent compared to 2006. Interest expense for 2007 was $42,237 and increased $6,943 or 19.7 percent compared to 2006. The increase in interest expense was mainly the result of higher interest rates year-over-year. Miscellaneous income, net for 2007 was $4,093 as compared to miscellaneous expense, net for 2006 of $2,086 primarily due to movement from a position of foreign exchange loss in 2006 to a foreign exchange gain in 2007. Minority interest was higher in 2007 by $1,913.

Net Income

The following table represents information regarding our net income for the years ended December 31, 2007 and 2006:

	Year ended December 31,
	2007	2006	% Change
		(As Restated)
Net Income	$39,541	$104,552	(62.2)%
Percent of Net Sales	1.3%	3.6%	(2.3)%
Effective Tax Rate	47.5%	33.6%	13.9%

Net Income for 2007 was $39,541 and decreased $65,011 or 62.2 percent as compared to net income for 2006. The decrease was primarily related to lower election systems/lottery revenue, decreased profitability in the U.S. election systems business in 2007 compared to 2006 and higher expense related to the impairment of assets between years. The effective tax rate for 2007 was 47.5 percent and 33.6 percent in 2006. For the details of the reconciliation between the U.S. statutory rate and the Company’s effective tax rate, see Note 13 to the Consolidated Financial Statements.

Segment Revenue and Operating Profit Summary

Diebold North America (DNA) net sales of $1,543,055 for 2007 increased $23,386 or 1.5 percent over 2006 net sales of $1,519,669. The increase in DNA net sales was due to increased revenue from the security solutions product and service offerings. DI net sales of $1,358,079 for 2007 increased by $171,429 or 14.4 percent over 2006 net sales of $1,186,650. The increase in DI net sales was due to revenue growth across all operating units, led by growth of $50,281 in EMEA and $46,910 in Asia Pacific. Election Systems (ES) & Other net sales of $63,703 for 2007 decreased $169,588 or 72.7 percent over 2006. The decrease was due to decreases in Brazilian voting revenue of $24,728 and U.S.-based election systems revenue of $112,995, as ongoing political debates over electronic voting negatively impacted the U.S. election systems business, resulting in decreased sales of election systems products. Revenue from lottery systems was $4,573 for 2007, a decrease of $31,865 over 2006.

DNA operating profit for 2007 decreased by $6,796 or 5.7 percent compared to 2006. The decrease was due to higher operating expenses consisting of incremental spend related to acquisitions as well as higher non-routine expenses associated with the legal, audit and consultation fees for the internal review of other accounting items, restatement of financial statements, and the on-going SEC and DOJ investigations and other advisory fees. DI operating profit for 2007 increased by $25,037 or 112.7 percent compared to 2006. The increase was mainly due to strong financial self-service revenue growth and increased profitability. The improvement was partially offset by an increase in restructuring charges from 2006 to 2007 of $3,949 and higher non-routine expenses previously mentioned. Operating profit for ES & Other decreased by $101,114, moving from an operating profit of $40,224 in 2006 to an operating loss of $60,890 in 2007. The decrease in ES & Other operating profit primarily resulted from the goodwill impairment for PESI in 2007 and lower revenue associated with the sales of election systems/lottery products and services. In 2007, the Company reduced the reserve for the election systems trade receivable related to two counties in California by approximately $10,090 primarily due to payments received.

2006 COMPARISON WITH 2005

The Company has classified the operations of its former campus card system business as a discontinued operation for 2005 as a result of the sale of this business on July 1, 2005. Income from discontinued operations net of tax in 2005 was $10,173. Included in the income from discontinued operations in 2005 was a $9,264 gain from the sale of the campus card system business, net of tax . The following discussion and analysis pertains to the Company’s continuing operations.

Net Sales

The following table represents information regarding our net sales for the years ended December 31, 2006 and 2005:

	Year ended December 31,
	2006	2005	% Change
	(As Restated)	(As Restated)
Net Sales	$2,939,610	$2,582,990	13.8%

Net sales for 2006 totaled $2,939,610 and were $356,620 or 13.8 percent higher than net sales for 2005. The increase in net sales included a net positive currency impact of approximately $43,541. Financial self-service revenue in 2006 increased by $184,848 or 10.5 percent over 2005, primarily due to strong growth in the international market segments led by an increase in EMEA of $104,833. Security solutions revenue increased by $93,990 or 14.0 percent for 2006, due primarily to increases in the retail, government and financial security markets as a result of growth in the market, complemented by growth resulting from strategic acquisitions and increased market share. Election systems/lottery net sales of $233,291 increased by $77,782 or 50.0 percent compared to 2005. The increase was related to an increase in U.S.-based electronic voting equipment revenue of $39,906 compared to 2005, as more localities purchased equipment in order to comply with Help America Vote Act and higher Brazilian election systems/lottery revenue in 2006.

Gross Profit

The following table represents information regarding our gross profit for the years ended December 31, 2006 and 2005:

	Year ended December 31,
	2006	2005	% Change
	(As Restated)	(As Restated)
Gross Profit	$737,589	$653,508	12.9%
Gross Profit Margin	25.1%	25.3%	(0.2)%

Gross profit for 2006 totaled $737,589 and was $84,081 or 12.9 percent higher than gross profit for 2005. Product gross margin was 29.6 percent in 2006 compared to 28.0 percent in 2005. The increase in product gross margin was mainly due to higher election systems/lottery revenue and improved profitability in the U.S. election systems business, partially offset by unfavorable geographic mix. Product gross margin was adversely affected by $3,299 of restructuring charges in 2006 compared to $13,688 in 2005. Restructuring charges in 2005 were largely related to severance and other employee costs associated with staff reductions as a result of removing excess manufacturing capacity, primarily in the Cassis, France facility, and the closing of the Danville, Virginia manufacturing operation. Service gross margin for 2006 was 20.4 percent compared with 22.6 percent for 2005. The decline in service gross margin was mainly due to lower profitability in EMEA and DNA, service acquisitions that operated below expected gross margin levels, and increased investments in customer service engineers and associated resources to continue improving performance in targeted areas. In addition, service gross margin was adversely affected by $3,959 of restructuring charges included in service cost of sales in 2006, compared to $4,431 in 2005.

Operating Expenses

The following table represents information regarding our operating expenses for the years ended December 31, 2006 and 2005:

	Year ended December 31,
	2006	2005	% Change
	(As Restated)	(As Restated)
Selling and administrative expense	$464,068	$410,874	12.9%
Research, development, and engineering expense	71,625	59,937	19.5%
Impairment of asset	19,337	—	100.0%
(Gain) loss on sale of assets, net	328	(50)	(756.0)%

Total Operating Expenses	$555,358	$470,761	18.0%
Percent of Net Sales	18.9%	18.2%	0.7%

Selling and administrative expense for 2006 was 15.8 percent of net sales, nearly flat from 15.9 percent for 2005. Selling and administrative expense increased 12.9 percent from 2005 to 2006 due in part to higher information technology expenses and professional fees associated with the Company’s continued enterprise resource planning and software implementation project, incremental spend related to acquisitions, and increased compensation costs due to adopting SFAS No. 123(R), which now requires share-based payments to be expensed. In the fourth quarter of 2005, the Company recorded $15,490 in expense to reserve for approximately $32,500 election systems trade receivable related to two counties in California. In 2006, approximately $18,505 of the election systems trade receivable was collected and the reserve for this receivable was reduced by $1,318. Included in selling and administrative expense for 2006 was $14,867 or 0.5 percent of net sales in restructuring charges as compared to $17,998 or 0.7 percent of net sales in 2005. The 2006 restructuring charges were mainly associated with the termination of the information technology outsourcing agreement, realignment of global service, and relocation of the Company’s European headquarters. In 2005, the restructuring charges were primarily related to severance and other employee costs associated with staff reductions. Research, development, and engineering expense for 2006 was 2.4 percent of net sales as compared to 2.3 percent in 2005. Restructuring charges of $4,950 were included in research, development, and engineering expense for 2006 as compared to $347 of restructuring charges in 2005. The restructuring charges in 2006 were primarily related to product development rationalization. The impairment of assets in 2006 was a non-cash charge of $19,337 related to the impairment of a portion of the costs previously capitalized relative to the Company’s enterprise resource planning system implementation.

Operating Profit

The following table represents information regarding our operating profit for the years ended December 31, 2006 and 2005:

	Year ended December 31,
	2006	2005	% Change
	(As Restated)	(As Restated)
Operating Profit	$182,231	$182,747	(0.3)%
Operating Profit Margin	6.2%	7.1%	(0.9)%

Operating profit for 2006 totaled $182,231 or 6.2 percent of net sales as compared to operating profit for 2005 of $182,747 or 7.1 percent of net sales. The decrease in operating profit as a percent of net sales was mainly attributable to the non-cash charge in 2006 related to the impairment of a portion of the costs previously capitalized relative to the Company’s enterprise resource planning system implementation and lower gross profit margin in 2006, partially offset by a $9,389 decrease in restructuring charges from $36,464 or 1.4 percent of net sales in 2005 to $27,075 or 0.9 percent of net sales in 2006.

Other Income (Expense) and Minority Interest

The following table represents information regarding our other income (expense) and minority interest for the years ended December 31, 2006 and 2005:

	Year ended December 31,
	2006	2005	% Change
	(As Restated)	(As Restated)
Investment Income	$19,069	$12,004	58.9%
Interest Expense	(35,294)	(16,200)	117.9%
Miscellaneous, Net	(2,086)	(10,769)	(80.6)%

Other Income (Expense)	$(18,311)	$(14,965)	22.4%

Percentage of Net Sales	(0.6)%	(0.6)%	0.0%
Minority Interest	(6,452)	(6,865)	(6.0)%

Investment income for 2006 was $19,069 and increased $7,065 or 58.9 percent over investment income for 2005, with the increase due to a larger investment portfolio in 2006. Interest expense for 2006 was $35,294 and increased $19,094 or 117.9 percent compared to 2005. The increase in interest expense was due to higher borrowing levels and higher interest rates year-over-year. Miscellaneous, net for 2006 was an expense of $2,086 and decreased $8,683 from 2005 mainly due to a decrease in foreign exchange loss. Minority interest was lower in 2006 by $413.

Net Income

The following table represents information regarding our net income for the years ended December 31, 2006 and 2005:

	Year ended December 31,
	2006	2005	% Change
	(As Restated)
Net Income	$104,552	$102,135	2.4%
Percent of Net Sales	3.6%	4.0%	(0.4)%
Effective Tax Rate	33.6%	42.9%	(9.3)%

Net income for 2006 was $104,552 and increased by $2,417 or 2.4 percent compared to net income for 2005. Net income as a percent of sales was lower in 2006 primarily due to the non-cash charge in 2006 related to the impairment of assets and the gain on sale of the campus card system business in 2005. The decrease was partially offset by higher election systems/lottery revenue, improved profitability in the U.S. election systems business, and a decrease in restructuring charges. The effective tax rate for 2006 was 33.6 percent as compared to 42.9 percent for 2005. For the details of the reconciliation between the U.S. statutory rate and the Company’s effective tax rate, see Note 13 to the Consolidated Financial Statements.

Segment Revenue and Operating Profit Summary

DNA net sales of $1,519,669 for 2006 increased $61,721 or 4.2 percent over 2005 net sales of $1,457,948. The increase in DNA net sales was primarily due to increased revenue from the security solutions product and service offerings. DI net sales of $1,186,650 for 2006 increased by $217,117 or 22.4 percent over 2005 net sales of $969,533. The increase in DI net sales was due to revenue growth across all operating units, led by strong growth of $111,058 in EMEA. ES & Other net sales of $233,291 for 2006 increased $77,782 or 50.0 percent over 2005.

DNA operating profit for 2006 decreased by $52,922 or 30.6 percent compared to 2005. The decrease was primarily due to a higher mix of revenue from the lower margin security business and increased service costs. DI operating profit for 2006 increased by $4,131 or 22.8 percent compared to 2005. The increase was primarily due to lower restructuring charges in 2006 and increased revenue throughout the geographic regions. The operating profit in ES & Other increased by $48,275 or 599.6 percent, moving from an operating loss of $8,051 in 2005 to operating profit of $40,224 in 2006. This increase in ES & Other operating profit was mainly the result of improved profitability in the U.S. based electronic voting business. In 2005, the Company recorded $15,490 in expense to reserve for a trade receivable related to two counties in California

Refer to Note 16 to the Consolidated Financial Statements for further details of segment revenue and operating profit.

LIQUIDITY AND CAPITAL RESOURCES

Capital resources are obtained from income retained in the business, borrowings under the Company’s senior notes, committed and uncommitted credit facilities, long-term industrial revenue bonds, and operating and capital leasing arrangements. Refer to Notes 7 and 8 to the Consolidated Financial Statements regarding information on outstanding and available credit facilities and bonds. The Company’s future commitments relating to operating lease agreements are reflected in the table below. Management expects that the Company’s capital resources will be sufficient to finance planned working capital needs, investments in facilities or equipment, and the purchase of the Company’s shares for the next 12 months. Part of the Company’s growth strategy is to pursue strategic acquisitions. The Company has made acquisitions in the past and intends to make acquisitions in the future. The Company intends to finance any future acquisitions with either cash provided from operations, borrowings under available credit facilities, proceeds from debt or equity offerings and/or the issuance of common shares.

During 2007, the Company generated $150,260 in cash from operating activities, a decrease of $82,666 or 35.5 percent from 2006. Cash flows from operating activities are generated primarily from operating income and controlling the components of working capital. Net cash provided by operations during 2007 was negatively affected by the $76,473 increase in deferred revenue compared with an increase of $1,686 in 2006 related to the timing and frequency of service contract billings. The change in certain other assets and liabilities also negatively affected cash flows from operations by $52,581 in 2007 as compared with a positive impact of $14,123 in 2006. The change in certain other assets and liabilities was primarily the result of a decrease in estimated income taxes payable and an increase in finance receivables. Additionally, cash flows from operations were negatively impacted by the decrease in net income of $65,011 year over year, partially offset by an increase in asset impairments of $26,981 with $46,319 in 2007 related to election systems goodwill compared to $19,338 in 2006 related to the Company’s ERP system. These negative impacts were also partially offset by cash inflows from the decrease in trade receivables and the increase in accounts payable. The $107,501 decrease in trade receivables in 2007 was $29,389 higher than the $78,112 decrease in 2006. Total sales increased by $25,227 in 2007 versus 2006 while days sales outstanding (DSO) decreased 11 days over the same time period. DSO was 51 days at December 31, 2007 compared with 62 days at December 31, 2006. The improvement in DSO occurred in all regions and business segments but was largely related to collections in the Election Systems business. The $6,331 increase in accounts payable in 2007 was a $42,362 change from the $36,031 decrease in 2006 due to the timing of payments primarily in the US, Asia Pacific and EMEA regions.

Net cash used for investing activities was $80,370 in 2007, a decrease of $90,954 or 53.1 percent over 2006. The decrease was the result of lower payments for acquisitions, which decreased by $56,198, moving from $74,320 in 2006 for eight acquisitions in the domestic and Latin America regions, as well as earn-out payments for prior acquisitions, to $18,122 in 2007 for three domestic acquisitions and earn-out payments for prior acquisitions. The Company also had net proceeds from investments in 2007 of $6,845 compared to net payments for investment purchases in 2006 of $45,344. These items were partially offset by the increase in certain other assets of $29,076 in 2007 compared to an increase of $19,588 in 2006, primarily related to increased investments in capitalized software and a 2007 investment in a joint venture.

Net cash used for financing activities was $135,276 in 2007, an increase of $111,502 or 469.0 percent over 2006. The increase was the result of increased net repayments on borrowings of $236,387, moving from net proceeds from borrowings of $172,329 in 2006 to net repayments of borrowings of $64,058 in 2007. Also, the Company paid $4,480 more in dividends and $17,518 more to minority interest holders in 2007. These increases in cash used for financing activities were partially offset by the decrease in common shares repurchased of $148,057.

The following table summarizes the Company’s approximate obligations and commitments to make future payments under contractual obligations as of December 31, 2007:

		Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Operating lease obligations	$254,577	$75,834	$106,698	$45,758	$26,287
Industrial development revenue bonds	11,900	—	—	—	11,900
Notes payable	624,071	14,807	309,264	—	300,000
Purchase commitments	24,381	8,036	16,345	—	—

	$914,929	$98,677	$432,307	$45,758	$338,187

The Company also has uncertain tax positions of $10,714, recorded in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48), and pension and post-retirement benefit payments payable to employees (refer to Notes 13 and 11, respectively, of the consolidated financial statements) for which there is a high degree of uncertainty as to the expected timing of payments.

On March 2, 2006, the Company issued senior notes in an aggregate principal amount of $300,000. The maturity date of the senior notes are staggered, with $75,000, $175,000 and $50,000 becoming due in 2013, 2016 and 2018, respectively. The Company used $270,000 of the net proceeds from this offering to repay notes payable under its revolving credit facility and used the remaining $30,000 in operations. See Note 7 to the Consolidated Financial Statements for further information. The Company does not participate in transactions that facilitate off-balance sheet arrangements.

The Company has a credit facility with J.P. Morgan Chase Bank, N.A. with borrowing limits of $300,000 and €150,000. Under the terms of the credit facility agreement, the Company has the ability to increase the borrowing limits an additional $150,000. This facility expires on April 27, 2010. As of December 31, 2007, $309,264 was outstanding under the Company’s credit facility and $209,556 was available for borrowing.

The average rate on the bank credit lines was 5.46 percent and 4.66 percent for the years ended December 31, 2007 and 2006 respectively. Interest on financing charged to expense for the years ended December 31, 2007, 2006 and 2005, was $33,077, $34,883 and $12,874, respectively.

The Company’s financing agreements contain various restrictive covenants, including net debt to capitalization and interest coverage ratios. Under both the agreements with J.P. Morgan Chase Bank, N.A. and the note purchase agreement governing the senior notes, we are obligated to provide financial statements within a specified period of time after the end of each quarter and to provide audited financial statements within a specified period of time after the end of our fiscal year. Due to the delay in completing our financial statements, we received waivers under both aforementioned agreements from the lenders that allow us to waive the requirement to provide financial statements until September 30, 2008. Giving effect to the waivers, we were in compliance with the covenants as of December 31, 2007.

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

Physical Security and Facility Products The Company’s Physical Security and Facility Products division designs and manufactures several of the Company’s financial service solutions offerings, including the RemoteTellertm System (RTS). The business unit also develops vaults, safe deposit boxes and safes, drive-up banking equipment and a host of other banking facilities products. Revenue on sales of the products described above is recognized when the four revenue recognition requirements of SAB 104 have been met.

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

Inventories The Company primarily values inventories at the lower of cost or market applied on a first-in, first-out (FIFO) basis, with the notable exceptions of Brazil and PESI that value inventory using the average cost method, which approximates FIFO. At each reporting period, the Company identifies and writes down its excess and obsolete inventory to its net realizable value based on forecasted usage, orders and inventory aging. With the development of new products, the Company also rationalizes its product offerings and will write down discontinued product to the lower of cost or net realizable value.

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

At the end of 2006, the Company adopted SFAS 158, Employers’ Accounting for Defined Pension and Other Postretirement Plans, which changes the accounting requirements for defined benefit pension and other postretirement plans. SFAS 158 requires that the Company recognize the funded status of each of its plans in the consolidated balance sheet.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 161 In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS 161, Disclosures about Derivatives Instruments and Hedging Activities — an amendment of FASB Statement 133. SFAS 161 applies to all entities and requires specified disclosures for derivative instruments and related hedged items accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No 161 amends and expands SFAS 133’s existing disclosure requirements to provide financial statement users with a better understanding of how and why an entity uses derivatives, how derivative instruments and related hedged items are accounted for under SFAS 133, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 is not expected to have a material impact on the Company’s financial position, results of operations or liquidity.

Statement of Financial Accounting Standards No. 160 In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment to ARB 51. SFAS 160 applies to all entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. Under SFAS 160, noncontrolling interests in a subsidiary that are currently recorded within “mezzanine” (or temporary) equity or as a liability will be included in the equity section of the balance sheet. In addition, this statement requires expanded disclosures in the financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interest of the noncontrolling owners of the subsidiary. SFAS 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. Application of SFAS 160’s disclosure requirements is retroactive. The Company is in the process of determining the effects that adoption of SFAS 160 will have on its consolidated financial statements.

Statement of Financial Accounting Standards No. 141(R) In December 2007, the FASB issued SFAS 141(R), Business Combinations, which amends the accounting and reporting requirements for business combinations. SFAS 141(R) places greater reliance on fair value information, requiring more acquired assets and liabilities to be measured at fair value as of the acquisition date. The pronouncement also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as a capitalized cost of acquisition. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008 and the Company will implement its requirements in future business combinations. The Company does not expect the adoption of SFAS 141(R) to have a material impact on the Company’s historical financial position, results of operations or liquidity.

Emerging Issues Task Force Issue No. 06-10 In June 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-10, Accounting for Collateral Assignment Split Dollar Life Insurance, which applies to entities that participate in collateral assignment split-dollar life insurance arrangement that extend into an employee’s retirement period (often referred to as “key person” life insurance.) The pronouncement requires employers to recognize a liability for the postretirement obligation associated with a collateral assignment arrangement if, based on an agreement with an employee, the employer has agreed to maintain a life insurance policy during the postretirement period or to provide a death benefit. The guidance is effective for fiscal years beginning after December 15, 2007 including interim periods within those years. The adoption of EITF 06-10 will not have a material impact on the Company’s financial position, results of operations or liquidity.

Emerging Issues Task Force Issue No. 06-11 In June 2007, the FASB ratified EITF Issue No. 06-11, Accounting for Income Tax Benefits on Share-Based Payment Awards. EITF 06-11 requires entities to record the tax benefit associated with dividends or dividend equivalents on certain share-based payment awards that are charged to retained earnings, as an increase in additional paid-in capital. Generally, the payment of such dividends can be treated as deductible compensation for tax purposes. EITF 06-11 is to be applied prospectively for tax benefits on dividends declared beginning after December 15, 2007. The adoption of EITF 06-11 will not have a material impact on the Company’s financial position, results of operations or liquidity.

Statement of Financial Accounting Standards No. 159 In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115, which permits an entity the option to choose to measure certain financial assets and financial liabilities at fair value. The fair value option may be elected on an instrument-by-instrument basis with few exceptions. In addition, SFAS 159 amends previous accounting guidance to extend the fair value option to available-for-sale and held-to-maturity securities. SFAS 159 applies to all entities and is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company does not expect the adoption of SFAS 159 to have a material impact on the Company’s financial position, results of operations or liquidity.

Statement of Financial Accounting Standards No. 158 In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS 158 requires an entity to recognize the funded status of a defined benefit postretirement plan in its statement of financial position measured as the difference between the fair value of plan assets and the benefit obligation. For a pension plan, the benefit obligation would be the projected benefit obligation; for any other postretirement benefit plan, the benefit obligation would be the accumulated postretirement benefit obligation. The pronouncement also requires disclosure of additional information in the notes to financial statements about certain effects of net periodic benefit cost in the subsequent fiscal year that arise from delayed recognition of the actuarial gains and losses and the prior services costs and credits. The Company adopted these requirements as of December 31, 2006. For fiscal years ending after December 15, 2008, the pronouncement also requires entities to recognize the actuarial gains and losses and the prior service costs and credits that arise during the period, but which are not recognized as components of net periodic benefit cost as a component of other comprehensive income. SFAS 158 also requires entities to measure defined benefit plan assets and obligations as of the date of the employer’s statement of financial position. The Company is currently evaluating the impact of the adoption of these requirements on its financial statements.

Statement of Financial Accounting Standards No. 157 In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. This statement defines fair value, establishes a fair value hierarchy, and requires separate disclosure of fair value measurements by level within the fair value hierarchy. The Company does not expect the adoption of SFAS 157 to have a material impact on the Company’s financial position, results of operations or liquidity.

FORWARD-LOOKING STATEMENT DISCLOSURE

In this annual report on Form 10-K, statements that are not reported financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give current expectations or forecasts of future events and are not guarantees of future performance. These forward-looking statements relate to, among other things, the Company’s future operating performance, the Company’s share of new and existing markets, the Company’s short- and long-term revenue and earnings growth rates, the Company’s implementation of cost-reduction initiatives and measures to improving pricing, including the optimization of the Company’s manufacturing capacity, and the ongoing SEC and DOJ investigations. The use of the words “will,” “believes,” “anticipates,” “expects,” “intends” and similar expressions is intended to identify forward-looking statements that have been made and may in the future be made by or on behalf of the Company.

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Some of the risks, uncertainties and other factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements include, but are not limited to:

•	the results of the SEC and DOJ investigations;

•	competitive pressures, including pricing pressures and technological developments;

•	changes in the Company’s relationships with customers, suppliers, distributors and/or partners in its business ventures;

•	changes in political, economic or other factors such as currency exchange rates, inflation rates, recessionary or expansive trends, taxes and regulations and laws affecting the worldwide business in each of the Company’s operations, including Brazil, where a significant portion of the Company’s revenue is derived;

•	acceptance of the Company’s product and technology introductions in the marketplace;

•	the amount of charges in connection with the planned closure of the Company’s Newark, Ohio facility;

•	unanticipated litigation, claims or assessments;

•	variations in consumer demand for financial self-service technologies, products and services;

•	challenges raised about reliability and security of the Company’s election systems products, including the risk that such products will not be certified for use or will be decertified;

•	changes in laws regarding the Company’s election systems products and services;

•	potential security violations to the Company’s information technology systems;

•	the Company’s ability to successfully execute its strategy related to the elections systems business; and

•	the Company’s ability to achieve benefits from its cost-reduction initiatives and other strategic changes.

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(Dollars in thousands)

The Company is exposed to foreign currency exchange rate risk inherent in its international operations denominated in currencies other than the U.S. dollar. A hypothetical 10 percent movement in the applicable foreign exchange rates would have resulted in a an increase or decrease in 2007 and 2006 year-to-date operating profit of approximately $7,038 and $9,235, respectively. The sensitivity model assumes an instantaneous, parallel shift in the foreign currency exchange rates. Exchange rates rarely move in the same direction. The assumption that exchange rates change in an instantaneous or parallel fashion may overstate the impact of changing exchange rates on amounts denominated in a foreign currency.

The Company’s risk-management strategy uses derivative financial instruments such as forwards to hedge certain foreign currency exposures. The intent is to offset gains and losses that occur on the underlying exposures, with gains and losses on the derivative contracts hedging these exposures. The Company does not enter into derivatives for trading purposes. The Company’s primary exposures to foreign exchange risk are movements in the dollar/euro, dollar/yuan, dollar/forint, and dollar/real rates. There were no significant changes in the Company’s foreign exchange risks in 2007 compared with 2006 other than the increased foreign activity related to the new manufacturing facility in Hungary.

The Company manages interest rate risk with the use of variable rate borrowings under its committed and uncommitted credit facilities and interest rate swaps. Variable rate borrowings under the credit facilities totaled $328,164 and $381,381 at December 31, 2007 and 2006, respectively, of which $50,000 was effectively converted to fixed rate using interest rate swaps. A one percentage point increase or decrease in interest rates would have resulted in an increase or decrease in interest expense of approximately $2,406 and $3,064 for 2007 and 2006, respectively, including the impact of the swap agreements. The Company’s primary exposure to interest rate risk is movements in the London Interbank Offered Rate (LIBOR), which is consistent with prior periods. As discussed in Note 7 to the Consolidated Financial Statements, the Company hedged $200,000 of the fixed rate borrowings under its private placement agreement, which was treated as a cash flow hedge. This reduced the effective interest rate by 14 basis points from 5.50 to 5.36 percent.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements:
Reports of Independent Registered Public Accounting Firm	49
Consolidated Balance Sheets as of December 31, 2007 and December 31, 2006 (as restated)	52
Consolidated Statements of Income for the years ended December 31, 2007, December 31, 2006 (as restated), and December 31, 2005 (as restated)	53
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2007, December 31, 2006 (as restated), and December 31, 2005 (as restated)	54
Consolidated Statements of Cash Flows for the years ended December 31, 2007, December 31, 2006 (as restated), and December 31, 2005 (as restated)	55
Notes to Consolidated Financial Statements	56
Financial Statement Schedule:
Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2007, December 31, 2006 (restated), and December 31, 2005 (as restated)	167
All other schedules are omitted because they are not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Diebold, Incorporated:

We have audited the accompanying consolidated balance sheets of Diebold, Incorporated and subsidiaries (Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements we have also audited the financial statement schedule, Schedule II “Valuation and Qualifying Accounts”. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

As described in Note 2 to the accompanying consolidated financial statements, the Company has restated its consolidated balance sheet as of December 31, 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for the years ended December 31, 2006 and 2005.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diebold, Incorporated and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 1, 9 and 11 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Standard No. 109, effective January 1, 2007, Statement of Financial Accounting Standards No. 123(R), Share Based Payment, effective January 1, 2006, and Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB No. 87, 88, 106 and 132(R), effective December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 30, 2008 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG
Cleveland, Ohio
September 30, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Diebold, Incorporated:

We have audited Diebold, Incorporated’s (the ‘Company’) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A(b) of the Company’s December 31, 2007 annual report on Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses related to the Company’s control environment; selection, application and communication of accounting policies; monitoring; manual journal entries; contractual obligations; and account reconciliations have been identified and included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A(b) of the Company’s December 31, 2007 annual report on Form 10-K. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 consolidated financial statements, and this report does not affect our report dated September 30, 2008, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weaknesses on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/  KPMG

Cleveland, Ohio
September 30, 2008

DIEBOLD, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2007	2006
		(As Restated)
ASSETS
Current assets
Cash and cash equivalents	$206,334	$253,968
Short-term investments	104,976	99,571
Trade receivables, less allowances of $33,707 for 2007 and $32,104 for 2006	544,501	618,315
Inventories	533,619	518,999
Deferred income taxes	80,443	86,290
Prepaid expenses	46,347	34,488
Other current assets	114,312	82,604

Total Current Assets	1,630,532	1,694,235

Securities and other investments	75,227	69,798
Property, plant and equipment at cost	575,796	550,497
Less accumulated depreciation and amortization	355,740	342,409

Property, plant and equipment, net	220,056	208,088
Goodwill	465,484	459,354
Other assets	239,827	165,185

Total Assets	$2,631,126	$2,596,660

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$14,807	$11,324
Accounts payable	170,632	156,306
Deferred revenue	301,248	368,717
Payroll and benefits liabilities	51,193	53,141
Other current liabilities	212,758	192,542

Total Current Liabilities	750,638	782,030

Notes payable — long term	609,264	665,481
Pensions and other benefits	36,708	41,142
Postretirement and other benefits	29,417	32,475
Deferred income taxes	39,393	26,405
Other long-term liabilities	37,115	28,814
Minority interest	13,757	21,880
Commitments and Contingencies	—	—
Shareholders’ equity
Preferred shares, no par value, authorized 1,000,000 shares, none issued	—	—
Common shares, authorized 125,000,000 shares, issued 75,579,237 and 75,145,662, shares, respectively outstanding 65,965,749, and 65,595,596 shares, respectively	94,474	93,932
Additional capital	261,364	235,242
Retained earnings	1,036,824	1,059,725
Treasury shares, at cost (9,613,488 and 9,550,066 shares, respectively)	(406,182)	(403,098)
Accumulated other comprehensive income	128,354	12,632

Total shareholders’ equity	1,114,834	998,433

Total liabilities and shareholders’ equity	$2,631,126	$2,596,660

See accompanying Notes to Consolidated Financial Statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year ended December 31,
	2007	2006	2005
		(As Restated)	(As Restated)
Net sales
Products	$1,429,646	$1,500,998	$1,278,555
Services	1,535,191	1,438,612	1,304,435

	2,964,837	2,939,610	2,582,990

Cost of sales
Products	1,070,286	1,057,376	920,472
Services	1,210,701	1,144,645	1,009,010

	2,280,987	2,202,021	1,929,482

Gross profit	683,850	737,589	653,508
Selling and administrative expense	470,615	464,068	410,874
Research, development and engineering expense	73,950	71,625	59,937
Impairment of assets	46,319	19,337	—
(Gain) loss on sale of assets, net	(6,392)	328	(50)

	584,492	555,358	470,761

Operating profit	99,358	182,231	182,747
Other income (expense)
Investment income	22,489	19,069	12,004
Interest expense	(42,237)	(35,294)	(16,200)
Miscellaneous, net	4,093	(2,086)	(10,769)
Minority interest	(8,365)	(6,452)	(6,865)

Income from continuing operations before taxes	75,338	157,468	160,917
Taxes on income	35,797	52,916	68,955

Income from continuing operations	39,541	104,552	91,962
Income from discontinued operations — net of tax	—	—	909
Gain on sale of discontinued operations — net of tax	—	—	9,264

Income from discontinued operations	—	—	10,173

Net income	$39,541	$104,552	$102,135

Basic weighted-average shares outstanding	65,841	66,669	70,577
Diluted weighted-average shares outstanding	66,673	67,253	71,340
Basic earnings per share:
Net income from continuing operations	$0.60	$1.57	$1.30
Net income from discontinued operations	$—	$—	$0.15
Net income	$0.60	$1.57	$1.45
Diluted earnings per share:
Net income from continuing operations	$0.59	$1.55	$1.29
Net income from discontinued operations	$—	$—	$0.14
Net income	$0.59	$1.55	$1.43

See accompanying Notes to Consolidated Financial Statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

							Accumulated
							Other
	Common Shares		Additional	Retained	Treasury	Comprehensive	Comprehensive
	Number	Par Value	Capital	Earnings	Shares	Income (Loss)	Income (Loss)	Other	Total
Balance, January 1, 2005 (As Restated)	74,233,384	$92,792	$179,259	$969,198	$(113,687)		$(1,432)	$(210)	$1,125,920

Net income				102,135		$102,135			102,135

Translation adjustment						(5,703)			(5,703)
Pensions						3,354			3,354

Other comprehensive loss						(2,349)	(2,349)

Comprehensive income						$99,786

Stock options exercised	332,412	416	9,608						10,024
Restricted shares	9,050	11	467					(77)	401
Restricted stock units	3,140	4	150						154
Performance shares	148,045	185	7,802						7,987
Other share-based compensation			(415)						(415)
Tax benefit from employee stock plans			1,748						1,748
Dividends declared and paid				(58,196)					(58,196)
Treasury shares					(142,649)				(142,649)

Balance, December 31, 2005 (As Restated)	74,726,031	$93,408	$198,619	$1,013,137	$(256,336)		$(3,781)	$(287)	$1,044,760

Net income				104,552		$104,552			104,552

Translation adjustment						48,678			48,718
Hedges						3,996			3,956
Pensions						(637)			(637)

Other comprehensive income						52,037	52,037

Comprehensive income						$156,589

Stock options exercised	336,085	420	10,703						11,123
Restricted stock units issued	4,635	6	(6)						—
Performance shares issued	5,800	7	(7)						—
Other share-based compensation	73,111	91	1,881						1,972
Tax benefit from employee stock plans			1,198						1,198
SFAS No. 123(R) reclass			4,807					287	5,094
SFAS No. 158 adoption, net							(35,624)		(35,624)
Share-based									—
compensation expense			17,195						17,195
Colombia acquisition			816		2,592				3,408
DIMS acquisition			36		905				941
Dividends declared and paid				(57,964)					(57,964)
Treasury shares					(150,259)				(150,259)

Balance, December 31, 2006 (As Restated)	75,145,662	$93,932	$235,242	$1,059,725	$(403,098)		$12,632	$—	$998,433

Net income				39,541		$39,541			39,541

Translation adjustment						84,584			84,584
Hedges						1,962			1,962
Pensions						29,176			29,176

Other comprehensive income						115,722	115,722

Comprehensive income						$155,263

Stock options exercised	241,365	302	8,253						8,555
Restricted shares	8,620	11	295						306
Restricted stock units issued	84,865	106	(106)						—
Performance shares issued	98,725	123	2,500						2,623
Tax benefit from employee stock plans			1,399						1,399
Share-based
compensation expense			13,781						13,781
Dividends declared and paid				(62,442)					(62,442)
Treasury shares					(3,084)				(3,084)

Balance, December 31, 2007	75,579,237	$94,474	$261,364	$1,036,824	$(406,182)		$128,354	$—	$1,114,834

See accompanying Notes to Consolidated Financial Statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2007	2006	2005
		(As Restated)	(As Restated)
Cash flow from operating activities:
Net income	$39,541	$104,552	$102,135
Adjustments to reconcile net income to cash provided by operating activities:
Income from discontinued operations	—	—	(909)
Minority interest	8,365	6,452	6,865
Depreciation and amortization	63,380	70,726	62,516
Share-based compensation	13,782	17,195	(4,254)
Excess tax benefits from share-based compensation	(917)	(890)	—
Deferred income taxes	9,571	(23,592)	18,402
Impairment of asset	46,319	19,337	—
Gain on sale of discontinued operations	—	—	(9,264)
(Gain) loss on sale of assets, net	(6,392)	328	(50)
Cash provided (used) by changes in certain assets and liabilities:
Trade receivables	107,501	78,112	(94,649)
Inventories	8,955	(4,258)	(52,003)
Prepaid expenses	(10,256)	(13,323)	(1,678)
Other current assets	(6,866)	(1,493)	(19,995)
Accounts payable	6,331	(36,031)	41,297
Deferred revenue	(76,473)	1,688	55,215
Pension and postretirement benefits	(20,802)	14,038	(13,541)
Certain other assets and liabilities	(31,779)	85	(8,328)

Net cash provided by operating activities	150,260	232,926	81,759

Cash flow from investing activities:
Proceeds from sale of discontinued operations	—	—	29,350
Payments for acquisitions, net of cash acquired	(18,122)	(74,320)	(29,578)
Proceeds from maturities of investments	57,433	79,304	40,291
Payments for purchases of investments	(50,588)	(124,648)	(61,052)
Proceeds from sale of fixed assets	3,242	6,442	2,087
Capital expenditures	(43,259)	(38,514)	(46,183)
Increase in certain other assets	(29,076)	(19,588)	(19,124)

Net cash used by investing activities	(80,370)	(171,324)	(84,209)

Cash flow from financing activities:
Dividends paid	(62,442)	(57,964)	(58,196)
Notes payable borrowings	720,299	1,664,986	1,184,840
Notes payable repayments	(784,358)	(1,492,658)	(970,298)
Distribution of affiliates’ earnings to minority interest holder	(18,236)	(716)	(805)
Excess tax benefits from share-based compensation	917	890	—
Issuance of common shares	8,544	9,745	9,048
Repurchase of common shares	—	(148,057)	(138,207)

Net cash (used) provided by financing activities	(135,276)	(23,774)	26,382

Effect of exchange rate changes on cash	17,752	5,749	115
Increase (decrease) in cash and cash equivalents	(47,634)	43,575	24,047
Cash and cash equivalents at the beginning of the year	253,968	210,393	186,346

Cash and cash equivalents at the end of the year	$206,334	$253,968	$210,393

Cash paid for:
Income taxes	$53,176	$43,065	$59,803
Interest	$32,706	$33,235	$16,274

See accompanying Notes to Consolidated Financial Statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation The Consolidated Financial Statements include the accounts of Diebold, Incorporated and its wholly and majority owned subsidiaries (collectively, the Company). All significant intercompany accounts and transactions have been eliminated.

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

International Operations The financial statements of the Company’s international operations are measured using local currencies as their functional currencies, with the exception of Venezuela, Argentina, Barbados and Ecuador, which are measured using the U.S. dollar as their functional currency. The Company translates the assets and liabilities of its non-U.S. subsidiaries at the exchange rates in effect at year end and the results of operations at the average rate throughout the year. The translation adjustments are recorded directly as a separate component of shareholders’ equity, while transaction gains (losses) are included in net income. Sales to customers outside the United States approximated 48.4 percent of net sales in 2007, 46.7 percent of net sales in 2006, and 40.2 percent of net sales in 2005.

Financial Instruments The carrying amount of financial instruments, including cash and cash equivalents, trade receivables and accounts payable, approximated their fair value as of December 31, 2007 and 2006 because of the relatively short maturity of these instruments.

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

For product sales, the Company determines that the earnings process is complete when title, risk of loss and the right to use equipment has transferred to the customer. Within the North America business segment this occurs upon customer acceptance and acceptance where the Company is contractually responsible for installation, is upon completion of the installation of all of the items at a job site and the Company’s demonstration the items are in operable condition. Where items are contractually only delivered to a customer, revenue recognition of these items is upon shipment or delivery to a customer location depending on the terms in the contract. Within the International business segment, customer acceptance is upon either delivery or completion of the installation depending on the terms in the contract with the customer.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

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

Physical Security and Facility Products The Company’s Physical Security and Facility Products division designs and manufactures several of the Company’s financial service solutions offerings, including the RemoteTellertm System (RTS). The business unit also develops vaults, safe deposit boxes and safes, drive-up banking equipment and a host of other banking facilities products. Revenue on sales of the products described above is recognized when the four revenue recognition requirements of SAB 104 have been met.

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

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

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

Allowance for Bad Debts and Credit Risk The Company evaluates the collectability of accounts receivable based on a number of criteria. These criteria are (1) a percentage of sales, which is based on historical loss experience and current trends, which is recorded as a reserve, for uncollectible accounts as sales occur throughout the year and (2) periodic adjustments for known events such as specific customer circumstances and changes in the aging of accounts receivable balances. Since the Company’s receivable balance is concentrated primarily in the financial and government sectors, an economic downturn in these sectors could result in higher than expected credit losses.

Depreciation and Amortization Depreciation of property, plant and equipment is computed using the straight-line method for financial statement purposes. Accelerated methods of depreciation are used for federal income tax purposes. Amortization of leasehold improvements is based upon the shorter of original terms of the lease or life of the improvement. Repairs and maintenance are expensed as incurred.

Shipping and Handling Costs The Company recognizes shipping and handling fees billed to the Company when products are shipped or delivered to a customer, and includes such amounts in net sales. Third-party freight payments are recorded in cost of sales.

Research, Development and Engineering Total research, development and engineering costs charged to expense were $73,950, $71,625 and $59,937 in 2007, 2006 and 2005, respectively.

Advertising Costs Advertising costs are expensed as incurred. Total advertising costs charged to expense were $15,232, $13,663 and $12,662 in 2007, 2006 and 2005, respectively.

Share-Based Compensation As of January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which requires companies to recognize in the statement of income the grant-date fair value of stock awards issued to employees and directors. The Company adopted SFAS 123(R) using the modified prospective transition method. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect the impact of SFAS 123(R). The Company elected the short-cut method for determining the historical pool of windfall tax benefits.

Prior to the adoption of SFAS 123(R), the Company applied Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations to account for share-based compensation expense.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

Earnings per Share Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if common stock equivalents were exercised and then shared in the earnings of the Company.

Trade Receivables The concentration of credit risk in the Company’s trade receivables with respect to financial and government sectors is substantially mitigated by the Company’s credit evaluation process and the geographical dispersion of sales transactions from a large number of individual customers. The Company maintains allowances for potential credit losses, and such losses have been minimal and within management’s expectations except for a 2005 expense of $15,490 to reserve for an approximate $32,500 election systems trade receivable related primarily to two counties in California. Approximately $8,900 and $18,505 of this election systems trade receivable has been collected in 2007 and 2006, and no other significant, customer-specific reserve was necessary in 2007 or 2006 for any trade receivables. The allowance for doubtful accounts is estimated based on various factors including revenue, historical credit losses, current trends and changes in the aging of trade receivable balances and specific customer circumstances.

Inventories The Company primarily values inventories at the lower of cost or market applied on a first-in, first-out (FIFO) basis, with the notable exceptions of Brazil and PESI that value inventory using the average cost method, which approximates FIFO. At each reporting period, the Company identifies and writes down its excess and obsolete inventory to its net realizable value based on forecasted usage, orders and inventory aging. With the development of new products, the Company also rationalizes its product offerings and will write down discontinued product to the lower of cost or net realizable value.

Other Assets Included in other assets are net capitalized computer software development costs of $47,300 and $36,924 as of December 31, 2007 and 2006, respectively. Amortization expense on capitalized software was $11,556, $11,500, and $11,417 for 2007, 2006 and 2005, respectively. Other long-term assets also consist of pension assets, finance receivables, other intangible assets, patents, trademarks and customer demonstration equipment. Where applicable, other assets are stated at cost and, if applicable, are amortized ratably over the relevant contract period or the estimated life of the assets.

Goodwill Goodwill is the cost in excess of the net assets of acquired businesses. The Company tests all existing goodwill at least annually for impairment using the fair value approach on a “reporting unit” basis in accordance with SFAS 142, Goodwill and Other Intangible Assets. The Company’s reporting units are defined as Domestic and Canada, Brazil, Latin America, Asia Pacific, EMEA and Election Systems. The Company uses the discounted cash flow method and the guideline company method for determining the fair value of its reporting units. As required by SFAS 142, the determination of implied fair value of the goodwill for a particular reporting unit is the excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities in the same manner as the allocation in a business combination. Implied fair value goodwill is determined as the excess of the fair value of the reporting unit over the fair value of its assets and liabilities. The Company’s fair value model uses inputs such as estimated future segment performance. The Company uses the most current information available and performs the annual impairment analysis as of November 30 each year and between annual tests if an event occurs or circumstances change that would more likely than not reduce the carrying value of a reporting unit below its carrying amount. However, actual circumstances could differ significantly from assumptions and estimates made and could result in future goodwill impairment.

The annual impairment tests were performed as of November 30, 2006 and 2005 and resulted in no impairment charges. The annual impairment test performed as of November 30, 2007 resulted in an impairment charge to one of the Company’s reporting

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

units. A charge of $46,319 was recorded as an impairment of all of the goodwill of Premier Election Solutions, Inc. as of December 31, 2007.

The changes in carrying amount of goodwill for the years ended December 31, 2007 and 2006 are as follows:

	DNA	DI	ES & Other	Total
Balance at January 1, 2006 (As Restated)	$57,100	$284,894	$43,563	$385,557
Goodwill of acquired businesses & purchase accounting adjustments	42,704	2,989	1,816	47,509
Currency translation adjustment	(5)	26,293	—	26,288

Balance at December 31, 2006 (As Restated)	99,799	314,176	45,379	459,354
Goodwill of acquired businesses & purchase accounting adjustments	10,556	1,472	940	12,968
Impairment Loss	—	—	(46,319)	(46,319)
Currency translation adjustment	1,444	38,037	—	39,481

Balance at December 31, 2007	$111,799	$353,685	$—	$465,484

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

At the end of 2006, the Company adopted SFAS 158, Employers’ Accounting for Defined Pension and Other Postretirement Plans, which changes the accounting requirements for defined benefit pension and other postretirement plans. SFAS 158 requires that the Company recognize the funded status of each of its plans in the consolidated balance sheet.

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

Taxes on Income In accordance with SFAS 109, deferred taxes are provided on an asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the recognition, measurement, presentation and disclosure in the Company’s financial statements of uncertain tax positions taken or expected to be taken in a tax return. The adoption of FIN 48 had no material effect on the financial statements. As a result, there was no cumulative effect related to adoption. However, certain amounts have been reclassified in the consolidated balance sheets in order to comply with the requirements of FIN 48.

Sales Tax In June 2006, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 06-03, How Sales Tax Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That is, Gross versus Net Presentation). This EITF issue clarifies that the presentation of taxes collected from customers and remitted to governmental authorities on a gross (included in revenues and costs) or net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to Accounting Principles Board (APB) Opinion No. 22, Disclosure of Accounting Policies. The EITF issue is effective for the Company beginning in fiscal year 2007. The Company’s accounting policy is to collect such taxes from customers and account for them on a net basis. The adoption of EITF Issue No. 06-03 did not impact the Company’s consolidated financial statements.

Deferred Revenue Deferred revenue is recorded for any goods or services that are billed to customers prior to revenue being realizable related to the good or service being provided.

Comprehensive Income (Loss) The Company displays comprehensive income (loss) in the Consolidated Statements of Shareholders’ Equity and accumulated other comprehensive loss separately from retained earnings and additional capital in the Consolidated Balance Sheets and Statements of Shareholders’ Equity. Items considered to be other comprehensive income (loss) include adjustments made for foreign currency translation (under SFAS No. 52) and pensions (under SFAS No. 87 and SFAS No. 158) and hedging activities (under SFAS No. 133).

Accumulated other comprehensive income (loss) consists of the following:

	Year ended December 31,
	2007	2006	2005

		(As Restated)	(As Restated)

Translation adjustment	$138,008	$49,539	$821
Realized and unrealized gains on hedges	2,033	3,956	—
Pensions less accumulated taxes of ($6,213), ($23,812), and ($1,571), respectively	(11,687)	(40,863)	(4,602)

Total accumulated other comprehensive income (loss)	$128,354	$12,632	$(3,781)

Translation Adjustments Translation adjustments are not booked net of tax. Those adjustments are accounted for under the indefinite reversal criterion of APB Opinion No. 23, Accounting for Income Taxes — Special Areas.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

NOTE 2:	BACKGROUND OF THE RESTATEMENT

BACKGROUND

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

On December 21, 2007, the Company announced that, in consultation with outside advisors, it was conducting an internal review into certain accounting and financial reporting matters, including, but not limited to, the review of various balance sheet accounts such as prepaid expenses, accrued liabilities, capitalized assets, deferred revenue and reserves within both the Company’s North America and International businesses. The review was conducted primarily by outside counsel of the Company and was done in consultation with and participation with the Company’s internal audit staff and management, as well as outside advisors including forensic accountants and independent legal counsel to the Audit Committee.

During the course of the review, certain questions were raised as to certain prior accounting and financial reporting items in addition to bill and hold revenue recognition, including whether the prepaid expenses, accrued liabilities, capitalized assets, deferred revenue and reserves had been recorded accurately and timely. Accordingly, the scope of the review was expanded beyond the initial revenue recognition issues to include these additional items. This review has been completed as of the date of the filing of this annual report.

On January 15, 2008, the Company announced that it had concluded its discussion with the OCA and, as a result of those discussions, the Company determined that its previous long-standing method of accounting for bill and hold transactions was in error, representing a misapplication of U.S. generally accepted accounting principles (GAAP). In addition, the Company disclosed that revenue previously recognized on a bill and hold basis would be recognized upon customer acceptance of products at a customer location. Management of the Company determined that this corrected method of recognizing revenue would be adopted retroactively after an in-depth analysis and review with its outside auditors, KPMG LLP (KPMG), an independent registered public accounting firm, the Audit Committee of the Company’s Board of Directors, and the OCA. Accordingly, management concluded that previously issued financial statements for the fiscal years ended December 31, 2006, 2005, 2004, and 2003; the quarterly data in each of the quarters for the years ended December 31, 2006 and 2005; and the quarter ended March 31, 2007, must be restated and should no longer be relied upon. As a result, the Company has restated its previously issued financial statements for those periods. Restated financial information is presented in this annual report.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

RESTATEMENT ADJUSTMENTS

The restatement increased net income by $18,005 in 2006 and $5,389 in 2005. The impact of the restatement on the Consolidated Statements of Income is shown in the accompanying tables.

The Company has not amended, and does not anticipate amending, its previously filed annual reports on Form 10-K or quarterly reports on Form 10-Q for the periods affected by this restatement. Any information that has been previously filed or otherwise reported is superseded by the information in this annual report on Form 10-K and the quarterly reports on Form 10-Q for the quarters ended June 30, 2007, September 30, 2007 and March 31, 2008.

RESTATEMENT OF HISTORICAL FINANCIAL STATEMENTS

The following are tables and descriptions of the significant adjustments by line item within the Company’s previously reported financial statements. These adjustments reflect the Company’s discontinuance of bill and hold as a method of revenue recognition, as well as matters addressed as a result of the review of other accounting items described above. The Company believes that the following fairly describes the factors underlying the significant adjustments and the overall impact of the restatement in all material respects.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

SUMMARY OF IMPACT OF RESTATEMENT ADJUSTMENTS ON INCOME BEFORE TAXES FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

The following table presents the increase (decrease) of the significant restatement adjustments on income from continuing operations before taxes for the years ended December 31, 2006 and 2005:

		Revenue Recognition		Account				Total
		Bill & Hold	Other	Reconciliations	Inventory	Capitalization	Other	Adjustments
		(In thousands)
2006	Bill & Hold Revenue	$1,582	—	—	—	—	—	$1,582
	Service Contract Revenue	—	—	(2,350)	—	—	—	(2,350)
	ERP Capitalization	—	—	—	—	653	—	653
	AP Float and Related Reserve	—	—	1,121	—	—	—	1,121
	Installation Allowance	—	—	666	—	—	—	666
	Finished Goods Inventory	—	—	—	335	—	—	335
	Refurbished Inventory	—	—	—	2,317	—	—	2,317
	AP Wire Clearing Account	—	—	6,168	—	—	—	6,168

Subtotal		1,582	—	5,605	2,652	653	—	10,492
	All Other Adjustments, net	—	3,791	12,216	3,409	(316)	3,427	22,527

Total		$1,582	$3,791	$17,821	$6,061	$337	$3,427	$33,019

2005	Bill & Hold Revenue	$14,807	—	—	—	—	—	$14,807
	Service Contract Revenue	—	—	(1,165)	—	—	—	(1,165)
	ERP Capitalization	—	—	—	—	(6,787)	—	(6,787)
	AP Float and Related Reserve	—	—	(362)	—	—	—	(362)
	Installation Allowance	—	—	8,050	—	—	—	8,050
	Finished Goods Inventory	—	—	—	9,074	—	—	9,074
	Refurbished Inventory	—	—	—	(1,517)	—	—	(1,517)
	AP Wire Clearing Account	—	—	(842)	—	—	—	(842)

Subtotal		14,807	—	5,681	7,557	(6,787)	—	21,258
	All Other Adjustments, net	—	(2,026)	8,634	(5,459)	1,465	(1,206)	1,408

Total		$14,807	$(2,026)	$14,315	$2,098	$(5,322)	$(1,206)	$22,666

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

IMPACT OF RESTATEMENT ADJUSTMENTS ON 2006 NET INCOME

The following table presents the impact of the restatement adjustments on our Consolidated Statement of Income for the year ended December 31, 2006:

	Year ended December 31, 2006
		Adjustments
	As	Revenue Recognition		Account				Total	Provision for
	Reported	Bill & Hold	Other	Reconciliations	Inventory	Capitalization	Other	Adjustments	Income Tax	As Restated
	(In thousands)
Net sales
Products	$1,469,250	$24,057	$9,090	$(1,399)	$1,636	$—	$(1,636)	$31,748		$1,500,998
Services	1,436,982	3,325	(1,631)	(64)	—	—	—	1,630		1,438,612

	2,906,232	27,382	7,459	(1,463)	1,636	—	(1,636)	33,378		2,939,610
Cost of sales
Products	1,046,617	22,787	4,663	(10,371)	(3,866)	—	(2,454)	10,759		1,057,376
Services	1,149,097	2,409	(573)	(5,725)	(559)	(4)	—	(4,452)		1,144,645

	2,195,714	25,196	4,090	(16,096)	(4,425)	(4)	(2,454)	6,307		2,202,021

Gross profit	710,518	2,186	3,369	14,633	6,061	4	818	27,071		737,589

Selling and administrative expense	463,862	155	(577)	(1,961)	—	2,792	(203)	206		464,068
Research, development and engineering expense	70,995	594	—	36	—	—	—	630		71,625
Impairment of asset	22,462	—	—	—	—	(3,125)	—	(3,125)		19,337
Loss on sale of assets, net	328	—	—	—	—	—	—	—		328

	557,647	749	(577)	(1,925)	—	(333)	(203)	(2,289)		555,358

Operating profit	152,871	1,437	3,946	16,558	6,061	337	1,021	29,360		182,231

Other income (expense) Investment income	19,224	—	(155)	—	—	—	—	(155)		19,069
Interest expense	(36,024)	—	—	—	—	—	730	730		(35,294)
Miscellaneous, net	(5,025)	—	—	1,263	—	—	1,676	2,939		(2,086)
Minority interest	(6,597)	145	—	—	—	—	—	145		(6,452)

Income from continuing operations before taxes	124,449	1,582	3,791	17,821	6,061	337	3,427	33,019		157,468

Income tax adjustments	—	—	1,053	—	—	—	—	1,053		1,053
Taxes on income	37,902								13,961	51,863
Income from continuing operations	86,547	1,582	2,738	17,821	6,061	337	3,427	31,966	(13,961)	104,552

Net income	$86,547	$1,582	$2,738	$17,821	$6,061	$337	$3,427	$31,966	$(13,961)	$104,552

Basic weighted-average shares outstanding	66,669									66,669
Diluted weighted-average shares outstanding	66,885									67,253
Basic earnings per share
Income from continuing operations	$1.30									$1.57
Net income	$1.30									$1.57
Diluted earnings per share
Income from continuing operations	$1.29									$1.55
Net income	$1.29									$1.55

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

IMPACT OF RESTATEMENT ADJUSTMENTS ON 2005 NET INCOME

The following table presents the impact of the restatement adjustments on our Consolidated Statement of Income for the year ended December 31, 2005:

	Year ended December 31, 2005
		Adjustments
	As	Revenue Recognition		Account				Total	Provision for
	Reported	Bill & Hold	Other	Reconciliations	Inventory	Capitalization	Other	Adjustments	Income Tax	As Restated
	(In thousands)
Net sales
Products	$1,293,419	$(8,347)	$(10,664)	$4,147	$(1,544)	$—	$1,544	$(14,864)		$1,278,555
Services	1,293,630	11,742	(56)	(881)	—	—	—	10,805		1,304,435

	2,587,049	3,395	(10,720)	3,266	(1,544)	—	1,544	(4,059)		2,582,990
Cost of sales
Products	952,321	(17,657)	(8,991)	(2,975)	(3,976)	—	1,750	(31,849)		920,472
Services	1,009,246	6,903	(436)	(6,634)	334	(403)	—	(236)		1,009,010

	1,961,567	(10,754)	(9,427)	(9,609)	(3,642)	(403)	1,750	(32,085)		1,929,482

Gross profit	625,482	14,149	(1,293)	12,875	2,098	403	(206)	28,026		653,508

Selling and administrative expense	403,804	—	597	(1,157)	—	5,725	1,905	7,070		410,874
Research, development and engineering expense	60,409	(694)	—	222	—	—	—	(472)		59,937
Impairment of asset	—	—	—	—	—	—	—	—		—
Gain on sale of assets, net	(50)	—	—	—	—	—	—	—		(50)

	464,163	(694)	597	(935)	—	5,725	1,905	6,598		470,761

Operating profit	161,319	14,843	(1,890)	13,810	2,098	(5,322)	(2,111)	21,428		182,747

Other income (expense)
Investment income	12,165	—	(136)	(25)	—	—	—	(161)		12,004
Interest expense	(16,511)	—	—	—	—	—	311	311		(16,200)
Miscellaneous, net	(11,893)	—	—	530	—	—	594	1,124		(10,769)
Minority interest	(6,829)	(36)	—	—	—	—	—	(36)		(6,865)

Income from continuing operations before taxes	138,251	14,807	(2,026)	14,315	2,098	(5,322)	(1,206)	22,666		160,917

Income tax adjustments	—	—	1,892	—	—	—	—	1,892		1,892
Taxes on income	55,347								11,716	67,063
Income from continuing operations	82,904	14,807	(3,918)	14,315	2,098	(5,322)	(1,206)	20,774	(11,716)	91,962
Income from discontinued operations, net of tax	13,842	—	—	—	—	—	(2,549)	(2,549)	(1,120)	10,173

Net Income	$96,746	$14,807	$(3,918)	$14,315	$2,098	$(5,322)	$(3,755)	$18,225	$(12,836)	$102,135

Basic weighted-average shares outstanding	70,577									70,577
Diluted weighted-average shares outstanding	70,966									71,340
Basic earnings per share
Income from continuing operations	$1.17									$1.30
Income from discontinued operations	$0.20									$0.14
Net income	$1.37									$1.44
Diluted earnings per share
Income from continuing operations	$1.17									$1.29
Income from discontinued operations	$0.20									$0.14
Net income	$1.37									$1.43

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

Revenue

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

Account Reconciliations

Many of the restatement adjustments relate to inaccurate account balances not identified timely due to lack of account reconciliations or inaccurate reconciliations of various accrued liabilities, reserves, prepaid expenses, and select other balance sheet accounts. During the course of the internal review, the Company reviewed certain accruals, reserves, prepaids and select other balance sheet accounts, including the underlying supporting documentation and estimates to evaluate and determine if the account balances required adjustment. The Company determined that a number of accounts required adjustments related to either inaccurate or incomplete data extracted from systems, misinterpretations of data from systems, faulty analysis, and/or known differences not previously recorded. These adjustments were made across various accounts and accounting periods. The largest of these adjustments related to the following areas:

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

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

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

Accounts Payable Float and Related Reserve — Within the North America business segment, the Accounts Payable Float account is used to record liabilities for goods received that were ordered via purchase order, but not yet invoiced from a supplier, as well as invoices that have been received and matched to a purchase order for goods received, but not yet approved for payment due to differences between the invoice and the purchase order. At times, and in error, these same invoices could be processed via direct payment and expensed a second time. This resulted in the Accounts Payable Float account accruing for items that ultimately were paid via direct payment of invoices, which resulted in an overstatement of the Accounts Payable Float account. To adjust for this overstatement, the Company recorded a reserve to the Accounts Payable Float account representing the Company’s estimate of the overstatement of the Accounts Payable Float balances based on historical aging trends and final disposition of purchases with suppliers which indicated that a percentage of these vendors had previously been paid via the direct payment process.

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

With the Company’s discontinuance of its use of bill and hold as a method of revenue recognition as discussed previously in Note 2 to the Consolidated Financial Statements, the need to record an Installation Allowance has been eliminated for these sales. As such, the restated Installation Accrual reflects only installation services performed or outsourced by the Company for which

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

revenue has been recognized, but liabilities for the installation services have not been paid. Further, an Installation Prepaid is recognized for Company payments for installation services performed by third parties prior to revenue recognition.

A/P Wire Clearing (Prepaid Wire Account)  — The A/P Wire Clearing relates to the Company’s process for making payments to vendors by wire transfer rather than by check. Verification between two departments is required in order to ensure that payments via wire transfer are properly and timely recorded as an expense or asset. In 2006, the Company determined that the A/P Wire Clearing account balance had not been reconciled in recent years and that the account balance was not supported. Based on the analysis performed in 2006, the Company adjusted the account to record the unsupported difference in the account balance. During the restatement process, the Company determined the account balances for periods prior to 2006 based on detailed supporting documentation contained errors, and recorded the 2006 adjustment in the proper time periods.

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

During the restatement process, the Company reconstructed the inventory sub ledger detail by order for periods prior to 2005 and evaluated the methodology and process for determining finished good account balances and inventory reserve amounts. As a result, the Company recorded the above 2005 adjustments into the proper time periods, as well, as made adjustments based on further improvements to the accuracy of the sub ledger reports created.

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

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

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

During the restatement process, the Company reviewed the history and accounting composition of the ERP asset. As a result of this analysis, the Company determined that the ERP asset value was overstated due to a number of factors, including unsupported manual journal entries, errors related to amounts of cost capitalized to the asset, and certain capitalized costs which did not meet the criteria of capitalization under SOP 98-1. Portions of the improperly capitalized costs identified in the restatement were included in the impairment charge originally recorded in 2006, thus an adjustment to the original 2006 impairment charge was also recorded to exclude these costs in the restated impairment charge.

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

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

The following tables present the effects of the restatement adjustments on the Consolidated Balance Sheet at December 31, 2006:

	December 31, 2006
	As Reported	Adjustments	As Restated
	(In thousands)
ASSETS
Current assets
Cash and cash equivalents	$253,814	$154	$253,968
Short-term investments	99,571	—	99,571
Trade receivables, less allowances of $32,104	610,893	7,422	618,315
Inventories	442,804	76,195	518,999
Deferred income taxes	72,537	13,753	86,290
Prepaid expenses	37,019	(2,531)	34,488
Other current assets	79,043	3,561	82,604

Total Current Assets	1,595,681	98,554	1,694,235

Securities and other investments	70,088	(290)	69,798
Property, plant and equipment at cost	556,849	(6,352)	550,497
Less accumulated depreciation and amortization	339,961	2,448	342,409

Property, plant and equipment, net	216,888	(8,800)	208,088
Goodwill	460,339	(985)	459,354
Other assets	171,283	(6,098)	165,185

Total Assets	$2,514,279	$82,381	$2,596,660

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$11,324	$—	$11,324
Accounts payable	158,388	(2,082)	156,306
Deferred revenue	170,921	197,796	368,717
Payroll and benefits liabilities	53,671	(530)	53,141
Other current liabilities	204,432	(11,890)	192,542

Total Current Liabilities	598,736	183,294	782,030

Notes payable — long term	665,481	—	665,481
Pensions and other benefits	41,142	—	41,142
Postretirement and other benefits	32,942	(467)	32,475
Deferred income taxes	28,412	(2,007)	26,405
Other long-term liabilities	28,814	—	28,814
Minority interest	27,351	(5,471)	21,880
Shareholders’ equity
Preferred shares, no par value, authorized 1,000,000 shares, none issued	—	—	—
Common shares, authorized 125,000,000 shares, issued 75,145,662 shares, outstanding 65,595,596 shares	93,932	—	93,932
Additional capital	235,229	13	235,242
Retained earnings	1,169,607	(109,882)	1,059,725
Treasury shares, at cost (9,550,066 shares)	(403,098)	—	(403,098)
Accumulated other comprehensive income (loss)	(4,269)	16,901	12,632

Total shareholders’ equity	1,091,401	(92,968)	998,433

Total liabilities and shareholders’ equity	$2,514,279	$82,381	$2,596,660

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

STATEMENT OF CASH FLOWS

The following tables present the major subtotals for Diebold’s Consolidated Statement of Cash Flows and the effects of the related impacts of the restatement adjustments discussed above for the years ended December 31, 2006 and 2005:

	Year ended December 31,
	2006		2005
	(As Reported)	(As Restated)	(As Reported)	(As Restated)
		(In thousands)

Net cash provided by (used in):
Net income	$86,547	$104,552	$96,746	$102,135
Non-cash adjustments	75,625	89,556	53,287	73,306
Changes in working capital	16,522	24,695	(87,878)	(71,813)
Changes in noncurrent assets and liabilities	71,730	14,123	40,559	(21,869)

Operating activities	250,424	232,926	102,714	81,759
Investing activities	(182,080)	(171,324)	(106,262)	(84,209)
Financing activities	(24,062)	(23,774)	27,220	26,382
Effect of exchange rate changes on cash and cash equivalents	1,632	5,747	183	115

Net increase in cash and cash equivalents	45,914	43,575	23,855	24,047
Cash and cash equivalents at the beginning of year	207,900	210,393	184,045	186,346

Cash and cash equivalents at the end of the year	$253,814	$253,968	$207,900	$210,393

COMPREHENSIVE INCOME

The following tables present the effect of the restatement adjustments on Diebold’s Consolidated Comprehensive Income for the years ended December 31, 2006 and 2005:

	Year ended December 31,
	2006		2005
	(As Reported)	(As Restated)	(As Reported)	(As Restated)
		(In thousands)

Comprehensive income:
Net income	$86,547	$104,552	$96,746	$102,135
Foreign currency translation adjustments (and hedging activity)	56,168	52,674	(16,053)	(5,703)
Pension adjustments	(1,348)	(637)	3,354	3,354

Comprehensive income	$141,367	$156,589	$84,047	$99,786

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

CUMULATIVE ADJUSTMENTS TO PREVIOUSLY REPORTED BEGINNING RETAINED EARNINGS BY CATEGORY

The following table presents the impact of the restatement adjustments on previously reported beginning retained earnings for the years beginning January 1, 2006 and 2005, with the adjustments identified by the nature of the error.

	Years Beginning January 1,
	2006	2005

Beginning retained earnings as reported	$1,140,468	$1,101,492
Revenue Recognition — Bill & Hold	(67,151)	(81,957)
Revenue Recognition — Other	(11,201)	(7,285)
Account Reconciliations	(62,806)	(77,122)
Inventory	(9,953)	(12,051)
Capitalization	(18,232)	(12,911)
Other	(1,384)	2,371
Tax	44,176	57,012
Dividends declared and paid adjustments	(780)	(353)

Cumulative adjustments to beginning retained earnings	(127,331)	(132,295)

Beginning retained earnings as restated	$1,013,137	$969,196

NOTE 3:	INVESTMENTS

Investments are stated at fair value. Certificates of deposit classified as short-term investments, include accrued interest. The Company’s investments consist of the following:

	December 31,
	2007	2006

		(as restated)

Cash surrender value of insurance contracts	$61,171	$57,510
Rabbi Trust and other	14,056	12,288
Certificates of deposit	104,976	99,571

Total securities and other investments	$180,203	$169,369

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

NOTE 4:	INVENTORIES

The following is a summary of the major classes of inventories at December 31:

	December 31,
	2007	2006

		(As Restated)

Finished Goods	$252,729	$242,864
Service Parts	152,039	139,720
Work in Process	64,414	94,125
Raw Materials	64,437	42,290

Total Inventory	$533,619	$518,999

NOTE 5:	PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment, at cost less accumulated depreciation and amortization, at December 31:

	Estimated	December 31,
	Useful Life	2007	2006

			(As Restated)

Land and Land Improvements	0-15 years	$6,230	$6,862
Buildings and Building Equipment	15 years	57,809	70,810
Machinery, Tools and Equipment	5-12 years	103,359	99,750
Leasehold Improvements	10 years	19,201	16,467
Computer Equipment	3 years	87,984	65,205
Computer Software	5-10 years	120,485	129,343
Furniture and Fixtures	8 years	90,555	84,425
Tooling	3-5 years	73,320	67,661
Construction in Progress		16,853	9,974

Total property plant and equipment		575,796	550,497
Less accumulated depreciation and amoritization		355,740	342,409

Total property plant and equipment, net		$220,056	$208,088

During the fourth quarter of 2006, the Company hired key executive management with considerable experience in information technology (IT) strategic planning, business transformation and global ERP system implementation. In addition, the Company completed an evaluation of its ERP implementation plan and global IT organization and an evaluation of the software and hardware architecture. As a result of this completed evaluation, the Company determined that approximately $19,337 of previously capitalized ERP costs, net of $919 accumulated depreciation, had become impaired. The impairment charge is primarily

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

a result of previous customizations made to the software and software related costs that have been rendered obsolete due to adjustments in the implementation plan, process improvements, and the decision to implement a newer release of the ERP software. The capitalized costs associated with this ERP system of $73,766 are included within the Company’s DNA segment and within machinery, tools and equipment at December 31, 2006. In July 2002, the Company entered into a financing agreement to finance the purchase of this ERP system, which includes interest at 5.75 percent and service fees through May 2007. The outstanding balance of the financing agreement was $0 and $2,409 as of December 31, 2007 and 2006, respectively, and was included in other current liabilities.

During 2007, 2006 and 2005, depreciation expense, computed on a straight-line basis over the estimated useful lives of the related assets, was $45,549, $45,695 and $37,980, respectively.

NOTE 6:	FINANCE RECEIVABLES

The components of finance receivables for the net investment in sales-type leases are as follows:

	December 31,
	2007	2006

		(As Restated)

Total minimum lease receivable	$40,157	$31,542
Estimated unguaranteed residual values	2,594	2,142

	42,751	33,684
Less:
Unearned interest income	(3,406)	(2,145)
Unearned residuals	(649)	(414)

	(4,055)	(2,559)

Total(1)	$38,696	$31,125

(1)	Finance receivables include $11,655 and $5,744 for the years ended December 31, 2007 and 2006 respectively, of receivables owned by Diebold OLTP Systems. The Company owns fifty-percent of Diebold OLTP Systems, which is fully consolidated.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

Future minimum lease receivables due from customers under sales-type leases as of December 31, 2007 are as follows:

Sales
Type Leases

2008	$15,025
2009	15,117
2010	4,584
2011	3,397
2012	1,709
Thereafter	325

$40,157

NOTE 7:	NOTES PAYABLE

The notes payable balances as of December 31 were as follows:

	December 31,
	2007	2006

Notes payable — current:
Foreign currency loans(1)	$7,473	$7,263
U.S. dollar loans	7,334	4,061

	$14,807	$11,324

Notes payable — long term:
Euro loans(2)	$99,264	$120,481
U.S. dollar loans	510,000	545,000

	$609,264	$665,481

Total notes payable	$624,071	$676,805

(1)	Indian Rupees (INR) 177,390 borrowings translated at the applicable December 31, 2007 spot rate; INR 175,978 borrowings and other foreign currency loans translated at the applicable December 31, 2006 spot rate.

(2)	€68,045 borrowing translated at the applicable December 31, 2007 spot rate; €91,280 borrowing translated at the applicable December 31, 2006 spot rate.

Long-term notes payable include a credit facility with J.P. Morgan Chase Bank, N.A. with borrowing limits of $300,000 and €150,000. Under the terms of the credit facility agreement, the Company has the ability to increase the borrowing limits an additional $150,000. This facility expires on April 27, 2010. As of December 31, 2007, $210,000 and $99,264 was outstanding on the U.S. dollar and Euro credit facilities, respectively, and $90,000 and $119,556 was available for borrowing under the U.S. dollar and Euro credit facilities, respectively.

In March 2006, the Company issued senior notes in an aggregate principal amount of $300,000, which are included in long-term notes payable, with a weighted average fixed interest rate of 5.50 percent. The maturity dates of the senior notes are staggered, with $75,000, $175,000 and $50,000 becoming due in 2013, 2016 and 2018, respectively. Additionally, the Company

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

entered into a derivative transaction to hedge interest rate risk on $200,000 of the senior notes, which was treated as a cash flow hedge. This reduced the effective interest rate by 14 basis points from 5.50 to 5.36 percent. The Company used $270,000 of the net proceeds from the senior notes to reduce the outstanding balance under its revolving credit facility, which has a variable interest rate.

The Company has other short-term notes payable with remaining availability of $79,287.

The average rate on the Company’s bank credit lines was 5.46 percent and 4.66 percent for the years ended December 31, 2007 and 2006, respectively. Interest on financing charged to expense for the years ended December 31, 2007 and 2006 was $33,077 and $34,883, respectively.

Maturities of notes payable as of December 31, 2007 are payable as follows: $14,807 in 2008, $309,264 in 2010 and $300,000 thereafter.

The Company’s financing agreements contain various restrictive covenants, including net debt to capitalization and interest coverage ratios. Under the credit facility and the note purchase agreement governing the senior notes, we are obligated to provide financial statements within a specified period of time after the end of each quarter and to provide audited financial statements within a specified period of time after the end of our fiscal year. Due to the delay in completing our financial statements, we received waivers under both aforementioned agreements from the lenders that allow us to waive the requirement to provide financial statements until September 30, 2008. Giving effect to the waivers, we were in compliance with the covenants in our debt agreements as of December 31, 2007

NOTE 8:	OTHER LONG-TERM LIABILITIES

Included in other long-term liabilities are bonds payable and a financing agreement. Bonds payable at December 31 consist of the following:

	December 31,
	2007	2006

Industrial Development Revenue Bond due January 1, 2017	$4,400	$4,400
Industrial Development Revenue Bond due June 1, 2017	7,500	7,500

Long-term bonds payable	$11,900	$11,900

In 1997, industrial development revenue bonds were issued on behalf of the Company. The proceeds from the bond issuances were used to construct new manufacturing facilities in the United States. The Company guaranteed the payments of principal and interest on the bonds by obtaining letters of credit. Each industrial development revenue bond carries a variable interest rate, which is reset weekly by the remarketing agents. The average interest rate on the bonds was 3.73 percent, 3.55 percent and 2.56 percent for the years ended December 31, 2007, 2006 and 2005, respectively. Interest on the industrial development revenue bonds charged to expense for the years ended December 31, 2007, 2006 and 2005 was $446, $432 and $324, respectively. As of December 31, 2007, the Company was in compliance with the covenants of its loan agreements and believes the covenants will not restrict its future operations.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

NOTE 9:	SHAREHOLDERS’ EQUITY

DIVIDENDS

On the basis of amounts declared and paid, the annualized quarterly dividends per share were $0.94, $0.86 and $0.82 for the years ended December 31, 2007, 2006 and 2005, respectively.

EMPLOYEE SHARE-BASED COMPENSATION

Stock options, restricted stock units (RSUs), restricted shares and performance shares have been issued to officers and other management employees under the Company’s 1991 Equity and Performance Incentive Plan, as amended and restated (1991 Plan). The stock options generally vest over a four- or five-year period and have a maturity of ten years from the issuance date. Option exercise prices equal the fair market value of the common stock on the date of grant. RSUs provide for the issuance of a share of the Company’s common stock at no cost to the holder and generally vest after three to seven years. During the vesting period, employees are paid the cash equivalent of dividends on RSUs. Unvested RSUs are forfeited upon termination unless the Board of Directors determines otherwise. Restricted share grants are subject to forfeiture under certain conditions and have a three-year vesting period. Performance shares are granted based on certain management objectives, as determined by the Board of Directors each year. Each performance share earned entitles the holder to one common share. The performance share objectives are calculated over a three-year period and no shares are granted unless certain management threshold objectives are met. To cover the exercise and/or vesting of its share-based payments, the Company issues new shares from its authorized, unissued share pool. The number of common shares that may be issued pursuant to the 1991 Plan was 5,024 of which 1,513 shares were available for issuance at December 31, 2007.

Effective January 1, 2006, the Company adopted SFAS No. 123(R), which requires the Company to recognize costs resulting from all share-based payment transactions in the financial statements, including stock options, RSUs, restricted shares and performance shares, based on the fair market value of the award as of the grant date. SFAS 123(R) supersedes SFAS 123, Accounting for Stock-Based Compensation (SFAS 123), and APB 25. The Company has adopted SFAS 123(R) using the modified prospective application method of adoption, which requires the Company to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining requisite periods of those awards with no change in historical reported earnings. Awards granted after December 31, 2005 are valued at fair value in accordance with provisions of SFAS 123(R) and recognized on a straight-line basis over the requisite periods of each award. The Company estimated forfeiture rates for the year ended December 31, 2007 based on its historical experience.

As a result of adopting SFAS 123(R), the Company’s net income was lower for year ended December 31, 2007 and 2006 by $7,007 and $5,962, net of $4,115 and $3,501 tax benefit, respectively, than if the Company had continued to account for share-based compensation under APB 25. The impact on both basic and diluted earnings per share for the year ended December 31, 2007 and 2006 was $0.11 and $0.09, respectively, per share.

Prior to 2006, the Company accounted for stock-based compensation in accordance with APB 25 using the intrinsic value method, which did not require that compensation cost be recognized for the Company’s stock options provided the option exercise price was not below the common stock fair market value on the date of grant. Under APB 25, the Company was required to record expense over the vesting period for the value of RSUs, restricted shares and performance shares granted. Prior to 2006, the Company provided pro forma disclosure amounts in accordance with SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure, as if the fair value method defined by SFAS 123 was applied to its share-based compensation.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

The estimated fair value of the options granted during 2007 and prior years was calculated using a Black-Scholes option pricing model. The following summarizes the assumptions used in the Black-Scholes model for the years ended December 31, 2007, 2006 and 2005:

	December 31,
	2007	2006	2005

Expected life (in years)	6	3-6	4-6
Weighted-average volatility	28%	33%	30%
Risk-free interest rate	3.64 - 4.72%	4.55 - 5.11%	3.54 - 4.46%
Expected dividend yield	1.63%	1.58 - 1.63%	1.59 - 1.63%

The Black-Scholes model incorporates assumptions to value share-based awards. The risk-free rate of interest is based on a zero-coupon U.S. government instrument over the expected life of the equity instrument. Expected volatility is based on historical volatility of the price of the Company’s common stock. The Company uses historical data estimate option exercise timing within the valuation model. Separate groups of employees that have similar historical exercise behavior with regard to option exercise timing and forfeiture rates are considered separately for valuation and attribution purposes.

Pro forma net income as if the fair value based method had been applied to all awards is as follows:

2005

(As Restated)

Net income	$102,135
Add: Share-based compensation programs recorded as expense, net of tax	(2,681)
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards, net of tax	3,596

Pro forma net income (1)	$95,858

Earnings per share:
Basic — as reported	$1.45
Basic — pro forma	$1.36
Diluted — as reported	$1.43
Diluted — pro forma	$1.34

(1)	Prior to January 1, 2006, any remaining unrecognized compensation cost was accelerated immediately upon the grantee’s retirement. SFAS 123(R) requires that compensation cost be recognized over the shorter of the requisite service period or retirement eligible date for share-based awards granted subsequent to December 31, 2005. In 2007 and 2006, the Company recognized compensation cost of $1,568 and $2,164, respectively, on share-based awards granted prior to January 1, 2006 that would not have been recognized had the retirement eligible requirements of SFAS 123(R) been applied to those awards.

As of December 31, 2007, unrecognized compensation cost of $6,043 for stock options, $6,593 for RSUs, $7 for restricted shares and $5,808 for performance shares is expected to be recognized over a weighted-average period of approximately 2.5, 2.3, 0.1 and 1.5 years, respectively.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

Share-based compensation was recognized as a component of selling, general and administrative expenses. The accrual for performance share grants was reduced in 2005 based on the unfavorable financial performance of the Company. The following table summarizes the components of the Company’s share-based compensation programs recorded as expense:

	December 31,
	2007	2006	2005

		(As Restated)	(As Restated)

Stock Options:
Pre-tax compensation expense	$4,908	$7,242	$—
Tax benefit	(1,816)	(2,680)	—

Stock option expense, net of tax	3,092	4,562	—

RSUs:
Pre-tax compensation expense	$3,827	$5,075	$2,121
Tax benefit	(1,416)	(1,878)	(785)

RSU expense, net of tax	2,411	3,197	1,336

Restricted Shares:
Pre-tax compensation expense	$93	$188	$199
Tax benefit	(34)	(70)	(74)

Restricted share expense, net of tax	59	118	125

Performance Shares:
Pre-tax compensation expense	$4,383	$4,690	$(6,574)
Tax (benefit) expense	(1,622)	(1,735)	2,432

Performance share expense, net of tax	2,761	2,955	(4,142)

Deferred Shares:
Pre-tax compensation expense	$571	$—	$—
Tax (benefit) expense	(211)	—	—

Deferred share expense, net of tax	360	—	—

Total Share-Based Compensation:
Pre-tax compensation expense	$13,782	$17,195	$(4,254)
Tax benefit	(5,099)	(6,363)	1,573

Total share-based compensation, net of tax	$8,683	$10,832	$(2,681)

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

Options outstanding and exercisable under the 1991 Plan as of December 31, 2007 and changes during the year ended were as follows:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value(1)

	(In thousands)	(Per share)	(In years)	(In thousands)

Outstanding at January 1, 2007	2,945	$40.70
Options granted	263	46.19
Options exercised	(241)	35.46
Options expired or forfeited	(83)	43.42

Outstanding at December 31, 2007	2,884	$41.56	5	$650

Options exercisable at December 31, 2007	2,142	$40.51	4	$650

(1)	The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the year in 2007 and the exercise price, multiplied by the number of “in-the-money” options) that would have been received by the option holders had all option holders exercised their options on December 31, 2007. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

The aggregate intrinsic value of options exercised for the years ended December 31, 2007, 2006 and 2005 was $3,475, $3,424 and $5,207, respectively. The weighted-average grant-date fair value of stock options granted for the years ended December 31, 2007, 2006 and 2005 was $14.06, $13.15 and $12.80, respectively. Total fair value of stock options vested for the years ended December 31, 2007, 2006 and 2005 was $27,243, $24,754 and $22,870, respectively. Exercise of options during the year ended December 31, 2007 and 2006 resulted in cash receipts of $8,544 and $9,745, respectively. The tax benefit during the years ended December 31, 2007 and 2006 related to the exercise of employee stock options were $311 and $1,775, respectively.

The following tables summarize information on unvested RSUs and performance shares outstanding:

		Weighted-Average
		Grant-Date Fair
Restricted Stock Units (RSUs):	Number of Shares	Value
	(In thousands)	(Per share)
Unvested at January 1, 2007	308	$45.12
Forfeited	(40)	48.66
Vested	(85)	46.80
Granted	142	47.17

Unvested at December 31, 2007	325	$45.14

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

		Weighted-Average
		Grant-Date Fair
Performance Shares:	Number of Shares	Value
	(In thousands)	(Per share)
Unvested at January 1, 2007	556	$51.72
Granted	205	58.65
Forfeited	(192)	52.05
Vested	(50)	50.22

Unvested at December 31, 2007	519	$54.49

Unvested performance shares are based on a maximum potential payout. Actual shares granted at the end of the performance period may be less than the maximum potential payout level depending on achievement of performance share objectives.

The Company had 5 unvested restricted shares with a weighted-average grant-date fair value of $55.20 and 14 deferred shares with a weighted-average grant-date fair value of $48.21 as of December 31, 2007.

NON-EMPLOYEE SHARE-BASED COMPENSATION

In connection with the acquisition of Diebold Colombia, S.A. in December 2006, the Company issued 7 restricted shares with a grant-date fair value of $46. These restricted shares vest in five years. The Company also issued warrants to purchase 35 common shares with an exercise price of $46 and grant-date fair value of $14.66. The grant-date fair value of the warrants was valued using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.45 percent, dividend yield of 1.63 percent, expected volatility of 30 percent, and contractual life of six years. The warrants vest 20 percent per year for five years and will expire in December 2016.

RIGHTS AGREEMENT

On January 28, 1999, the Board of Directors announced the adoption of a Rights Agreement that provided for Rights to be issued to shareholders of record on February 11, 1999. The description and terms of the Rights are set forth in the Rights Agreement, dated as of February 11, 1999, between the Company and The Bank of New York, as Agent. Under the Rights Agreement, the Rights trade together with the common shares and are not exercisable. In the absence of further Board action, the Rights generally will become exercisable and allow the holder to acquire common shares at a discounted price if a person or group acquires 20 percent or more of the outstanding common shares. Rights held by persons who exceed the applicable threshold will be void. Under certain circumstances, the Rights will entitle the holder to buy shares in an acquiring entity at a discounted price. The Rights Agreement also includes an exchange option. In general, after the Rights become exercisable, the Board of Directors may, at its option, effect an exchange of part or all of the Rights (other than Rights that have become void) for common shares. Under this option, the Company would issue one common share for each Right, subject to adjustment in certain circumstances. The Rights are redeemable at any time prior to the Rights becoming exercisable and will expire on February 11, 2009, unless redeemed or exchanged earlier by the Company.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

NOTE 10:	EARNINGS PER SHARE

The following data show the amounts used in computing earnings per share and the effect on the weighted-average number of shares of dilutive potential common stock.

	December 31,
	2007	2006		2005
		(As Restated)		(As Restated)
Numerator:
Income used in basic and diluted earnings per share:
Income from continuing operations — net of tax	$39,541	$104,552		$91,962
Income from discontinued operations — net of tax	—	—		10,173

Net income	$39,541	$104,552		$102,135

Denominator:
Weighted-average number of common shares used in basic earnings per share	65,841	66,669		70,577
Effect of dilutive shares	832	584	(1)	763	(1)

Weighted-average number of common shares and dilutive potential common shares used in diluted earnings per share	66,673	67,253		71,340

Basic earnings per share:
Income from continuing operations — net of tax	$0.60	$1.57		$1.30
Income from discontinued operations — net of tax	—	—		0.15

Net income	$0.60	$1.57		$1.45

Diluted earnings per share:
Income from continuing operations — net of tax	$0.59	$1.55		$1.29
Income from discontinued operations — net of tax	—	—		0.14

Net income	$0.59	$1.55		$1.43

Anti-dilutive shares not used in calculating diluted weighted-average shares	1,106	976		977

(1)	The effect of dilutive shares was restated to include the effect of shares deferred under the Company’s deferred compensation plans for executives and officers.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

NOTE 11:	BENEFIT PLANS

Qualified Pension Benefits The Company has several pension plans covering substantially all U.S. employees. Plans covering salaried employees provide pension benefits based on the employee’s compensation during the ten years before retirement. The Company’s funding policy for salaried plans is to contribute annually if required at an actuarially determined rate. Plans covering hourly employees and union members generally provide benefits of stated amounts for each year of service. The Company’s funding policy for hourly plans is to make at least the minimum annual contributions required by applicable regulations. Employees of the Company’s operations in countries outside of the United States participate to varying degrees in local pension plans, which in the aggregate are not significant. In addition to these plans, union employees in one of the Company’s U.S. manufacturing facilities participate in the International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers-Communications Workers of America (IUE-CWA) multi-employer pension fund. Pension expense related to the multi-employer pension plan was $214, $431 and $434 for the years ended December 31, 2007, 2006 and 2005, respectively.

Supplemental Executive Retirement Benefits The Company has non-qualified pension plans to provide supplemental retirement benefits to certain officers. Benefits are payable at retirement based upon a percentage of the participant’s compensation, as defined.

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

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

The following tables set forth the change in benefit obligation, change in plan assets, funded status, Consolidated Balance Sheet presentation and net periodic benefit cost for the Company’s defined benefit pension plans and other benefits at December 31:

	Pension Benefits		Other Benefits
	December 31,		December 31,
	2007	2006	2007	2006
Change in benefit obligation
Benefit obligation at beginning of year	$426,791	$408,699	$23,395	$23,194
Service cost	11,429	11,179	6	8
Interest cost	25,592	23,045	1,358	1,294
Amendments	276	1,627	—	924
Actuarial loss (gain)	(11,674)	(1,278)	(2,531)	1,310
Plan participants’ contributions	—	—	206	192
Benefits paid	(17,011)	(16,594)	(2,462)	(3,453)
Special termination benefits	—	—	—	(74)
Curtailments	(514)	—	—	—
Other	181	113	—	—

Benefit obligation at end of year	$435,070	$426,791	$19,972	$23,395

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

	Pension Benefits		Other Benefits
	December 31,		December 31,
	2007	2006	2007	2006
Change in plan assets
Fair value of plan assets at beginning of year	$397,766	$366,143	$—	$—
Actual return on plan assets	60,900	32,849	—	—
Employer contribution	11,430	15,368	2,256	3,261
Plan participants’ contributions	—	—	206	192
Benefits paid	(17,011)	(16,594)	(2,462)	(3,453)

Fair value of plan assets at end of year	$453,085	$397,766	$—	$—

Funded status
Funded status	$18,015	$(29,025)	$(19,972)	$(23,395)
Unrecognized net actuarial loss (gain)	12,739	56,406	6,375	(4,164)
Unrecognized prior service cost (benefit)	2,433	2,795	(3,647)	9,638

Prepaid (accrued) pension cost	$33,187	$30,176	$(17,244)	$(17,921)

Amounts recognized in Balance Sheets
Noncurrent assets	$57,917	$14,369	$—	$—
Current liabilities	(2,690)	(2,736)	(2,191)	(2,368)
Noncurrent liabilities(1)	(37,212)	(40,658)	(17,781)	(21,027)
Accumulated other comprehensive income	15,172	59,201	2,728	5,474

Net amount recognized	$33,187	$30,176	$(17,244)	$(17,921)

(1)	Included in the Consolidated Balance Sheets in Pensions and other benefits and Postretirement and other benefits are international benefits liabilities, net.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

	Pension Benefits			Other Benefits
	December 31,			December 31,
	2007	2006	2005(2)	2007	2006	2005(2)
Components of net periodic benefit cost
Service cost	$11,429	$11,179	$12,374	$6	$8	$3
Interest cost	25,592	23,045	22,266	1,358	1,294	1,255
Expected return on plan assets	(33,008)	(30,995)	(28,956)	—	—	—
Amortization of prior service cost(1)	614	765	1,119	(516)	(532)	(613)
Amortization of initial transition asset	—	—	(658)	—	—	—
Recognized net actuarial loss	4,033	4,552	2,331	731	792	528
Special termination benefits	—	—	6,060	—	(74)	—
Curtailment loss	(489)	—	1,094	—	—	—
Settlement gain	—	—	(165)	—	—	—

Net periodic pension benefit cost	$8,171	$8,546	$15,465	$1,579	$1,488	$1,173

(1)	The annual amortization of Pension Benefit prior service costs is determined as the increase in projected benefit obligation due to the plan change divided by the average remaining service period of participating employees expected to receive benefits under the plan.

(2)	Pension Benefits include a one-time charge of $3,800 resulting from the Voluntary Employee Retirement Plan and $3,300 for separation costs of former executives.

The following presents information for pension plans with an accumulated benefit obligation in excess of plan assets for the year ended December 31, 2007 and 2006, respectively:

	December 31,
	2007	2006
Projected benefit obligation	$39,901	$61,664
Accumulated benefit obligation	$37,562	$59,053
Fair value of plan assets	$—	$18,269

The accumulated benefit obligation for all defined benefit pension plans was $390,279 and $387,296 at December 31, 2007 and 2006, respectively.

At the end of 2006, the company adopted SFAS No. 158, Employers’ Accounting for Defined Pension and Other Postretirement Plans, which changes the accounting requirements for defined benefit pension and other postretirement plans. This new statement requires that the company recognize the funded status of each of its plans in the Consolidated Balance Sheet.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

The following table represents the weighted-average assumptions used to determine benefit obligations at December 31, 2007 and 2006, respectively.

	Pension Benefits		Other Benefits
	December 31,		December 31,
	2007	2006	2007	2006
Assumptions
Discount rate	6.50%	6.13%	6.50%	6.13%
Rate of compensation increase	3.50%	3.00%

The following table represents the weighted-average assumptions used to determine periodic benefit cost at December 31, 2007 and 2006, respectively.

	Pension Benefits		Other Benefits
	December 31,		December 31,
	2007	2006	2007	2006
Assumptions
Discount rate	6.13%	5.75%	6.13%	5.75%
Expected long-term return on plan assets	8.75%	8.75%
Rate of compensation increase	3.00%	3.00%

The expected long-term rate of return on plan assets is primarily determined using the plan’s current asset allocation and its expected rates of return based on a geometric averaging over 20 years. The Company also considers information provided by its investment consultant, a survey of other companies using a September 30 measurement date and the Company’s historical asset performance in determining the expected long-term rate of return. The discount rate was determined with the assistance of a third party using cash-flow bond matching analysis. The rate of compensation increase assumptions reflects the Company’s long-term actual experience and future and near-term outlook. Pension benefits are funded through deposits with trustees. The market-related value of plan assets is calculated under an adjusted market-value method. The value is determined by adjusting the fair value of assets to reflect the investment gains and losses (i.e., the difference between the actual investment return and the expected investment return on the market-related value of assets) during each of the last five years at the rate of 20 percent per year.

The following table represents assumed health care cost trend rates at December 31, 2007 and 2006, respectively.

	December 31,
	2007	2006
Healthcare cost trend rate assumed for next year	7.57%	8.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that rate reaches ultimate trend rate	2014	2014

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

The healthcare trend rates are reviewed with the actuaries based upon the results of their review of claims experience. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

	One-Percentage-	One-Percentage-
	Point Increase	Point Decrease
Effect on total of service and interest cost	$92	$(83)
Effect on postretirement benefit obligation	$1,202	$(1,083)

The Company has adopted a pension investment policy designed to achieve an adequate funding status based on expected benefit payouts and to establish an asset allocation that will meet or exceed the return assumption while maintaining a prudent level of risk. The Company utilizes the services of an outside consultant in performing asset / liability modeling, setting appropriate asset allocation targets along with selecting and monitoring professional investment managers. The plan assets are invested in equity and fixed income securities, alternative assets and cash.

Within the equities asset class, the investment policy provides for investments in a broad range of publicly-traded securities including both domestic and international stocks diversified by value, growth and cap size. Within the fixed income asset class, the investment policy provides for investments in a broad range of publicly-traded debt securities with a substantial portion allocated to a long duration strategy in order to partially offset interest rate risk relative to the plan’s liabilities. The alternatives asset class allows for investments in diversified strategies with a stable and proven track record and low correlation to the U.S. stock market.

The following table summarizes the Company’s target mixes for these asset classes in 2008, which are readjusted at least quarterly within a defined range, and the Company’s pension plan asset allocation as of December 31, 2007 and 2006:

	Target	Percentage of Pension
	Allocation	Plan Assets at December 31,
Asset Category	2008	2007	2006
Equity securities	50%	62%	69%
Debt securities	40%	32%	30%
Other	10%	6%	1%

Total	100%	100%	100%

The following table represents the amortization amounts expected to be recognized during 2008:

	Pension	Other
	Benefits	Benefits
Amount of net transition obligation/(asset)	$—	$—
Amount of net prior service cost/(credit)	$420	$(516)
Amount of net loss	$1,512	$472

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

CASH FLOWS

Contributions — The Company contributed $11,430 to its pension plans, including contributions to the nonqualified plan, and $2,256 to its other postretirement benefit plan in the year ended December 31, 2007. Also, the Company expects to contribute $2,776 to its pension plans, including the nonqualified plan, and $2,262 to its other postretirement benefit plan in the year ending December 31, 2008.

		Other Benefits
		Before	Other Benefits
	Pension	Medicare	After Medicare
Benefit Payments	Benefits	Part D Subsidy	Part D Subsidy
2008	$18,225	$2,518	$2,262
2009	19,264	2,321	2,054
2010	20,493	2,269	1,994
2011	21,900	2,257	1,982
2012	23,545	2,217	1,943
2013 — 2017	145,951	9,946	8,738

Retirement Savings Plan The Company offers an employee 401(k) Savings Plan (Savings Plan) to encourage eligible employees to save on a regular basis by payroll deductions. Effective July 1, 2003, a new enhanced benefit to the Savings Plan became effective. All new salaried employees hired on or after July 1, 2003 are provided with an employer basic matching contribution in the amount of 100 percent of the first three percent of eligible pay and 60 percent of the next three percent of eligible pay. This new enhanced benefit is in lieu of participation in the pension plan for salaried employees. For employees hired prior to July 1, 2003, the Company matched 60 percent of participating employees’ first three percent of contributions and 40 percent of participating employees’ next three percent of contributions. Total Company match was $11,608, $9,939 and $8,728 for the years ended December 31, 2007, 2006 and 2005, respectively.

Deferred Compensation Plans The Company has deferred compensation plans that enable certain employees to defer receipt of a portion of their compensation and non-employee directors to defer receipt of director fees at the participants’ discretion.

NOTE 12:	LEASES

The Company’s future minimum lease payments due under operating leases for real and personal property in effect at December 31, 2007 are as follows:

Year	Total	Real Estate	Equipment
2008	$75,834	$28,292	$47,542
2009	64,714	24,672	40,042
2010	41,984	20,343	21,641
2011	26,918	17,839	9,079
2012	18,840	15,575	3,265
Thereafter	26,287	25,578	709

	$254,577	$132,299	$122,278

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

Under lease agreements that contain escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term. Rental expense under all lease agreements amounted to approximately $83,588, $81,019 and $59,210 for the years ended December 31, 2007, 2006 and 2005, respectively.

NOTE 13:	INCOME TAXES

The components of income from continuing operations before income taxes were as follows:

	Year ended December 31,
	2007	2006	2005
		(As Restated)	(As Restated)
Domestic	$(1,903)	$50,808	$129,965
Foreign	77,241	106,660	30,952

Total	$75,338	$157,468	$160,917

Income tax expense (benefit) from continuing operations is comprised of the following components:

	Year ended December 31,
	2007	2006	2005
		(As Restated)	(As Restated)
Current:
U.S. Federal	$8,021	$14,886	$21,819
Foreign	30,862	33,863	24,765
State and local	1,527	5,623	4,485

Total current	$40,410	$54,372	$51,069
Deferred:
U.S. Federal	$(9,500)	$(75)	$12,861
Foreign	2,298	(671)	1,539
State and local	2,589	(710)	3,486

Total deferred	$(4,613)	$(1,456)	$17,886

Total income tax expense	$35,797	$52,916	$68,955

In addition to the income tax expense listed above for the years ended December 31, 2007, 2006 and 2005, income tax expense (benefit) allocated directly to shareholders’ equity for the same periods were $(16,144), $23,497, and $(222), respectively.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

A reconciliation of the U.S. statutory tax rate and the effective tax rate for continuing operations is as follows:

	Year ended December 31,
	2007	2006	2005
		(As Restated)	(As Restated)
Statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	2.5	2.3	3.4
Foreign income taxes	3.5	(1.5)	10.2
Accrual adjustments	0.1	0.1	2.5
U.S. taxed foreign income	(4.9)	1.1	(1.7)
Subsidiary losses	(11.8)	(2.8)	—
Goodwill Impairment	21.5	—	—
Other	1.6	(0.6)	(6.5)

Effective tax rate	47.5%	33.6%	42.9%

Effective January 1, 2007, the Company adopted FIN 48, which prescribes a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken, or expected to be taken, in a tax return.

A reconciliation of beginning and ending amounts of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$9.020
Increases related to prior year tax positions	—
Decreases related to prior year tax positions	(1,231)
Increases related to current year tax positions	4,631
Decreases related to current year tax positions	—
Settlements	(1,706)
Reduction due to lapse of applicable statute of limitations	—

Balance at December 31, 2007	$10,714

The entire amount of unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate.

The Company classifies interest expense and penalties related to the underpayment of income taxes in the financial statements as income tax expense. Consistent with the treatment of interest expense, the Company accrues interest income on overpayments of income taxes where applicable and classifies interest income as a reduction of income tax expense in the financial statements. Accrued interest and penalties related to unrecognized tax benefits totaled approximately $2,474 and $2,318 as of December 31 and January 1, 2007, respectively.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

The Company anticipates a decrease in its unrecognized tax positions of approximately $1,537 during the next 12 months. The anticipated decrease is due to settlements related to tax years 2003 through 2004 as part of the Internal Revenue Service (IRS) examination.

At December 31, 2007, the IRS had substantially concluded its federal examination of the Company for tax years 2003 and 2004. All federal tax years prior to 2003 are closed by statute. The Company is subject to tax examination in various U.S. state jurisdictions for tax years 2002 to the present, as well as various foreign jurisdictions for tax years 1997 to the present.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2007	2006
		(As Restated)
Deferred Tax Assets:
Postretirement benefits	$7,663	$8,816
Accrued expenses	24,038	36,220
Warranty accrual	2,268	1,644
Deferred compensation	17,488	9,404
Bad debts	10,988	6,541
Inventory	14,665	10,013
Deferred revenue	20,579	23,142
Leases	228	1,839
Foreign Tax Credit	16,299	(4,563)
Net operating loss carryforward	89,083	60,076
State deferred taxes	6,597	7,204
Other	10,951	13,947

	220,847	174,283
Valuation allowance	(85,429)	(53,262)

Net deferred tax assets	$135,418	$121,021

Deferred Tax Liabilities:
Pension	6,511	(8,472)
Property, plant and equipment	13,064	4,278
Goodwill	59,279	44,590
Finance receivables	—	6,315
Software capitalized	5,241	2,323
Partnership income	8,004	7,948
Other	2,269	4,154

Net deferred tax liabilities	94,368	61,136

Net deferred tax asset	$41,050	$59,885

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

At December 31, 2007, the Company’s domestic and international subsidiaries had deferred tax assets relating to net operating loss (NOL) carryforwards of $89,083. Of these NOL carryforwards, $30,045 expires at various times between 2008 and 2027. The remaining NOL carryforwards of approximately $59,038 do not expire. The Company has a valuation allowance to reflect the estimated amount of deferred tax assets that, more likely than not, will not be realized. The valuation allowance relates primarily to certain international and state NOLs. The net change in the total valuation allowance for the years ended December 31, 2007 and 2006 was an increase of $32,167 and $12,154, respectively.

A determination of the unrecognized deferred tax liability on undistributed earnings of non-U.S. subsidiaries and investments in foreign unconsolidated affiliates is not practicable. However, no liability for U.S. income taxes on such undistributed earnings has been provided because it is the Company’s policy to reinvest these earnings indefinitely in operations outside the United States.

NOTE 14:	COMMITMENTS AND CONTINGENCIES

At December 31, 2007, the Company had purchase commitments for materials through supplier agreements at negotiated prices totaling $24,381.

At December 31, 2007, the Company was a party to several lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the consolidated financial statements would not be materially affected by the outcome of any present legal proceedings, commitments or asserted claims.

In addition to the routine legal proceedings noted above, the Company has been served with various lawsuits, filed against it and certain current and former officers and directors, by shareholders and participants in the Company’s Savings Plan, alleging violations of the federal securities laws and breaches of fiduciary duties with respect to the 401(k) plan. These complaints seek compensatory damages in an unspecific amount, fees and expenses related to such lawsuit and the granting of extraordinary equitable and/or injunctive relief. The cases alleging violations of the federal securities laws have been consolidated into a single proceeding. The cases alleging breaches of fiduciary duties under the Employee Retirement Income Security Act of 1974 with respect to the 401(k) plan likewise have been consolidated into a single proceeding. The Company and the individual defendants deny the allegations made against them, regard them as without merit, and intend to defend themselves vigorously. On August 22, 2008, the court dismissed the consolidated amended complaint in the consolidated securities litigation and entered a judgment in favor of the defendants; however, on September 16, 2008, the plaintiffs filed a notice of appeal. Management is unable to determine the financial statement impact, if any, of the federal securities class action, the 401(k) class action and the derivative actions as of December 31, 2007.

The Company was informed during the first quarter of 2006 that the staff of the SEC had begun an informal inquiry relating to the Company’s revenue recognition policy. In the second quarter of 2006, the Company was informed that the SEC’s inquiry had been converted to a formal, non-public investigation. In the fourth quarter of 2007, the Company also learned that the Department of Justice (DOJ) had begun a parallel investigation. The Company is continuing to cooperate with the government in connection with these investigations. The Company cannot predict the length, scope or results of the investigations, or the impact, if any, on its results of operations.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

NOTE 15:	GUARANTEES AND PRODUCT WARRANTIES

The Company has applied the provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, to its agreements that contain guarantees or indemnification clauses. These disclosure requirements expand those required by SFAS 5, Accounting for Contingencies, by requiring a guarantor to disclose certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote. The following is a description of arrangements in effect as of December 31, 2007 in which the Company is the guarantor.

In connection with the construction of certain manufacturing facilities, the Company guaranteed repayment of principal and interest on variable rate industrial development revenue bonds by obtaining letters of credit. The bonds were issued with a 20-year original term and are scheduled to mature in 2017. Any default, as defined in the agreements, would obligate the Company for the full amount of the outstanding bonds through maturity. At December 31, 2007, the carrying value of the liability was $11,900.

The Company provides its global operations guarantees and standby letters of credit through various financial institutions to suppliers, regulatory agencies and insurance providers. If the Company is not able to make payment, the suppliers, regulatory agencies and insurance providers may draw on the pertinent bank. At December 31, 2007, the maximum future payment obligations relative to these various guarantees totaled $65,592, of which $22,663 represented standby letters of credit to insurance providers, and no associated liability was recorded. At December 31, 2006, the maximum future payment obligations relative to these various guarantees totaled $43,669, of which $21,163 represented standby letters of credit to insurance providers, and no associated liability was recorded.

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

	December 31,
Warranty liability	2007	2006
		(As Restated)
Balance at January 1	$22,511	$20,512
Current period accruals	33,463	27,009
Current period settlements	(29,480)	(25,010)

Balance at December 31	$26,494	$22,511

NOTE 16:	SEGMENT INFORMATION

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

The DNA segment sells and services financial and retail systems in the United States and Canada. The DI segment sells and services financial and retail systems over the remainder of the globe. The ES & Other segment includes the operating results of Premier Election Solutions, Inc. and the voting and lottery related business in Brazil. Each of the sales channels buys the goods it

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

sells from the Company’s manufacturing plants or through external suppliers. Intercompany sales between legal entities are eliminated in consolidation and intersegment revenue is not significant. Each year, intercompany pricing is agreed upon which drives sales channel operating profit contribution. As permitted under SFAS 131, Disclosures about Segments of an Enterprise and Related Information, certain information not routinely used in the management of these segments, information not allocated back to the segments or information that is impractical to report is not shown. Items not allocated are as follows: interest income, interest expense, miscellaneous, net, equity in the net income of investees accounted for by the equity method and income tax expense or benefit.

The following table represents information regarding our segment information for the years ended December 31, 2007, 2006 and 2005:

SEGMENT INFORMATION BY CHANNEL

	DNA	DI	ES & Other	Total
2007
Customer revenues	$1,543,055	$1,358,079	$63,703	$2,964,837
Operating profit (loss)	112,990	47,258	(60,890)	99,358
Capital expenditures	13,569	26,348	3,342	43,259
Depreciation	26,612	18,015	922	45,549
Property, plant and equipment, at cost	415,798	147,141	12,857	575,796
Total assets	786,912	1,751,514	92,700	2,631,126
2006 (As Restated)
Customer revenues	$1,519,669	$1,186,650	$233,291	$2,939,610
Operating profit	119,786	22,221	40,224	182,231
Capital expenditures	18,354	17,785	2,375	38,514
Depreciation	28,634	16,256	805	45,695
Property, plant and equipment, at cost	398,010	147,079	5,408	550,497
Total assets	619,500	1,773,723	203,437	2,596,660
2005 (As Restated)
Customer revenues	$1,457,948	$969,533	$155,509	$2,582,990
Operating profit (loss)	172,708	18,090	(8,051)	182,747
Capital expenditures	30,890	14,060	1,233	46,183
Depreciation	26,606	10,071	1,303	37,980
Property, plant and equipment, at cost	421,053	119,939	5,266	546,258
Total assets	752,058	1,466,118	190,555	2,408,731

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

The following table represents information regarding our revenue by geographic region and by product and service solution for the years ended December 31, 2007, 2006 and 2005:

	December 31,
	2007	2006	2005
		(As Restated)	(As Restated)
Revenue Summary by Geographic Area
The Americas	$2,115,292	$2,187,256	$1,965,810
Asia Pacific	337,844	290,934	266,818
Europe, Middle East and Africa	511,701	461,420	350,362

Total revenue	$2,964,837	$2,939,610	$2,582,990

Total Revenue Domestic vs. International
Domestic	$1,529,906	$1,566,096	$1,544,441
Percentage of total revenue	51.6%	53.3%	59.8%
International	1,434,931	1,373,514	1,038,549
Percentage of total revenue	48.4%	46.7%	40.2%

Total revenue	$2,964,837	$2,939,610	$2,582,990

Revenue Summary by Product and Service Solution
Financial Self-Service:
Products	$1,050,960	$995,422	$853,520
Services	1,020,154	943,206	900,260

Total Financial Self-Service	2,071,114	1,938,628	1,753,780
Security Solutions
Products	345,841	322,953	286,681
Services	484,179	444,738	387,020

Total Security Solutions	830,020	767,691	673,701
Total Financial Self-Service & Security	2,901,134	2,706,319	2,427,481
Election systems/lottery	63,703	233,291	155,509

Total revenue	$2,964,837	$2,939,610	$2,582,990

The Company had no customer that accounted for more than 10 percent of total net sales in 2007, 2006 and 2005.

NOTE 17:	ACQUISITIONS

The following mergers and acquisitions were accounted for as purchase business combinations and, accordingly, the purchase price has been or will be allocated to identifiable tangible and intangible assets acquired and liabilities assumed, based upon their respective fair values, with the excess allocated to goodwill. Results of operations from the date of acquisition of these companies are included in the condensed consolidated statements of operations of the Company. The Company elected not to disclose pro forma information as the amounts are immaterial.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

In December 2007, the Company made payments toward the formation of a partnership, D&G Centroamerica, S. de R.L. (D&G), based in the Republic of Panama, for an approximate initial purchase price of $6,200. The Company will own 51 percent of the partnership. The minority partner of D&G was previously a distributor of the Company within Central America. The partnership is effective February 2008 and, accordingly, no goodwill, other intangible assets or results of operations are included in the Company’s consolidated financial statements at December 31, 2007. D&G will be included as part of the Company’s DI segment.

Effective January 1, 2007, the Company acquired Brixlogic, Inc. (Brixlogic) based in San Mateo, California for approximately $8,349. Brixlogic is a software development firm previously used by the Company for various software development projects. Other intangibles, net of amortization, resulting from the acquisition amounted to approximately $7,998 at December 31, 2007. Brixlogic is included as part of the Company’s DNA segment.

In December 2006, the Company acquired the remaining 45 percent of Diebold Colombia, S.A. (Colombia) held by J.J.F. Panama, Inc. and C.R. Panama, Inc. The acquisition was effected in a combination of 56 percent stock and 44 percent cash for a total purchase price of $6,945. Goodwill amounted to approximately $5,826 at December 31, 2007. As a result of this acquisition, this organization became a wholly owned subsidiary of the Company and is included as part of the Company’s DI segment.

In August 2006, the Company acquired Bitelco Telecommunications, Ltd. and Bitelco Services, Ltd. (Bitelco) based in Santiago, Chile for approximately $9,564. Bitelco is a leading security company specializing in product integration, installation, project management and service. Bitelco provides electronic security, fire detection and suppression, and telecommunications security solutions for the financial, commercial, government and retail markets. Goodwill and other intangibles, net of amortization, resulting from the acquisition amounted to approximately $1,912 and $4,259, respectively, at December 31, 2007. Bitelco is included as a part of the Company’s DI segment.

In July 2006, the Company acquired Firstline, Inc. (Firstline) for $14,080. Firstline, located in Gold River, California, is a first- and second-line ATM maintenance service provider operating throughout the west coast of the U.S. and also provides limited cash handling services. Goodwill and other intangibles, net of amortization, resulting from the acquisition amounted to approximately $8,492 and $7,015, respectively, at December 31, 2007. Firstline is included as part of the Company’s DNA segment.

In June 2006, the Company acquired Actcom, Incorporated (Actcom), a privately-held company based in Virginia Beach, Virginia, for approximately $11,367. Actcom is a leader in identification and enterprise security. Actcom’s primary customers include U.S. federal government agencies, such as the Department of Defense, as well as state and municipal government agencies. Goodwill resulting from the acquisition amounted to approximately $9,026 at December 31, 2007. Actcom is included as part of the Company’s DNA segment.

In May 2006, the Company acquired ERAS Joint Venture, LLP (ERAS) for $14,000. ERAS is a processing and imaging provider of outsourced serviced and installed systems based in Miami, Florida. Goodwill and other intangibles, net of amortization, resulting from the acquisition amounted to approximately $7,962 and $4,061, respectively, at December 31, 2007. ERAS is included as part of the Company’s DNA segment.

In February 2006, the Company purchased the membership interests of Genpass Service Solutions, LLC (GSS) for $11,931. GSS is an independent, third-party ATM maintenance and service provider for approximately 6,000 ATMs in 34 states within the U.S. and has been integrated within the Company’s DNA service organization. Goodwill and other intangibles, net of amortization, amounted to approximately $7,287 and $160, respectively, at December 31, 2007.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

NOTE 18:	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company uses derivatives to mitigate the negative economic consequences associated with the fluctuations in currencies and interest rates. SFAS 133, Accounting for Derivative Instruments and Hedging Activities, requires that all derivatives instruments be recorded on the balance sheet at fair value and that the changes in the fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows derivative gains and losses to be reflected in the income statement together with the hedged exposure, and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. The Company does not enter into any speculative positions with regard to derivative instruments.

FOREIGN EXCHANGE

NON-DESIGNATED HEDGES

A substantial portion of the Company’s operations and revenues are international. As a result, changes in foreign exchange rates can create substantial foreign exchange gains and losses from the revaluation of non-functional currency monetary assets and liabilities. The Company’s policy allows it to enter into foreign exchange forward contracts with maturities of up to 24 months to mitigate the impact of currency fluctuations on those foreign currency asset and liability balances. The Company elected not to apply hedge accounting under SFAS 133 and the recording of the derivative gains/losses offset revaluation gains/losses in other income (expense).

CASH FLOW HEDGES

Increasingly the Company sources and manufactures goods in one currency and generates sales in another. On occasion for substantial contracts, the Company may selectively enter into cash flow hedges to protect product margin. It is the Company’s policy to enter into foreign exchange forward contracts with maturities of up to 24 months that are designated and documented as cash flow hedges to fix product margin by hedging substantial non-functional currency costs. The Company tests for effectiveness with sensitivity analysis when the timing of the hedge is inconsistent with the hedged transaction. The Company calculates each hedge’s effectiveness quarterly by comparing the cumulative change in the forward contract to the cumulative change in the anticipated purchase modeled as a hypothetical forward contract on a forward to forward basis. Effective changes in value are accumulated in other comprehensive income and reclassified to product cost of sales when the hedged purchase transaction is recognized in income. The Company records ineffectiveness from over-performance of the derivative in product cost of sales, which was immaterial in the period. Should it become probable that a hedged anticipated transaction will not occur, the gains or losses on the related cash flow hedges will immediately be reclassified from other comprehensive income to product cost of sales.

The following table summarizes impact of currency cash flow hedges on other comprehensive income (loss) (pre-tax) in 2007:

Currency Cash Flow Hedge
January 1, 2007	$—
Net change on cash flow hedge	839
Reclassification to product cost of sales	(475)

December 31, 2007	$364

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

The Company anticipates reclassifying the gain in other comprehensive income to product cost of sales within the next 12 months.

NET INVESTMENT HEDGES

The Company has international subsidiaries with assets in excess of liabilities that generate gains and losses in cumulative translation within other comprehensive income. The Company has elected to protect itself from potential adverse changes in value of its net investments in Brazil and South Africa. The Company’s policy is to selectively enter into foreign exchange forward contracts with variable maturities documented as net investment hedges to protect net investments from exchange rate movements. The Company calculates each hedge’s effectiveness quarterly by comparing the cumulative change in the forward contract to the cumulative change in the hedged portion of the net investment on a forward to forward basis. Effective changes in value are accumulated in cumulative translation within other comprehensive income where they will remain until they are reclassified to income together with the gain or loss on the entire investment upon substantial liquidation of the subsidiary. In the year ended December 31, 2007, a loss of $12,356 was recorded in cumulative translation associated with the net investment hedges.

INTEREST RATE

CASH FLOW

The Company has variable rate debt and is subject to fluctuations in interest related cash flows due to changes in market interest rates. The Company’s policy allows it to periodically enter into derivative instruments designated as cash flow hedges to fix some portion of future variable rate based interest expense. The Company has executed two pay-fixed receive-variable interest rate swaps to hedge against changes in the LIBOR benchmark interest rate on a portion of the Company’s LIBOR-based credit facility.

The Company calculates each hedge’s effectiveness quarterly by comparing the cumulative change in the interest rate swaps to the cumulative change in hypothetical interest rate swaps with critical terms that match the credit facility. Effective changes in value are accumulated in other comprehensive income and reclassified to interest expense when the hedged interest is accrued. There was no ineffectiveness from over-performance of the interest rate swaps recorded in interest expense in 2007. Should it become probable that the Company’s variable rate borrowings will not occur, the gains or losses on the related cash flow hedges will be reclassified from other comprehensive income to interest expense.

In December 2005 and January 2006, the Company executed pre-issuance cash flow hedges by entering into receive-variable and pay-fixed interest rate swaps related to the anticipated debt issuance in March 2006. Effective amounts collected in other comprehensive income will continue to be reclassified to income on a straight line basis through February 2016.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

The following table summarizes impact of interest rate cash flow hedges on other comprehensive income (loss) (pre-tax) in 2007:

Interest Rate Hedge
January 1, 2007	$3,996
Net change on cash flow hedge	(1,654)
Reclassification to interest expense	(672)

December 31, 2007	$1,670

The Company anticipates reclassifying $31 of the gain in other comprehensive income to interest expense within the next 12 months.

NOTE 19:	RESTRUCTURING CHARGES

During 2005, the company initiated a restructuring plan for its manufacturing and service operations, primarily in Western Europe, to remove its excess capacity. The Company also initiated a separate restructuring plan for the announced closing of its Danville, Virginia manufacturing operations. Total costs to be incurred in the plans were anticipated to be approximately $30,000. During 2005, $39,028 was expensed with an accrual of approximately $3,397 as of December 31, 2005. The restructuring charges were incurred as follows: $13,688 against product cost of sales; $4,431 against service cost of sales and $20,909 against selling, general and administrative and other costs. The restructuring charges for 2005 were $16,442 in DNA, $21,410 in DI, and $1,176 in ES & Other . The charges were comprised primarily of severance and other employee costs associated with staff reductions. Staff reductions resulted in approximately 300 involuntary employee terminations.

During 2006, the Company initiated an additional restructuring plan related to realignment of its global research and development efforts. Total pre-tax costs to be incurred related to research and development realignment were anticipated to be approximately $12,400. In addition to this plan, during the second quarter of 2006, the company incurred restructuring charges related to the termination of an IT outsourcing agreement and product development rationalization.

Full year restructuring charges in 2006 were $26,977. This included charges of $12,474 primarily associated with the consolidation of global R&D facilities and other service consolidations, $7,000 from the termination of the IT outsourcing agreement, $3,017 for realignment of the Company’s global manufacturing operations, $3,486 of other restructuring charges related to the company’s relocation of its European headquarters and $1,000 for product development rationalization. The accrual balance as of December 31, 2006 was $7,510. Restructuring charges were incurred as follows: $3,299 related to product cost of sales, $3,959 related to service cost of sales and $19,719 related to operating expenses and other costs. The restructuring charges for 2006 were $19,643 in DI, $6,759 in DNA and $575 related to ES & Other. The restructuring charges were mainly related to severance and other employee costs associated with staff reductions and contract termination fees. Staff reductions resulted in approximately 320 involuntary employee terminations.

During the first quarter of 2006, the Company announced a plan (DCM plan) to close its production facility in Cassis, France in an effort to optimize its global manufacturing operations. As of December 31, 2007, the Company anticipates remaining total costs related to the closure of this facility to be approximately $2,594. For the year ended December 31, 2007, the Company incurred $26,409 through product cost of sales and $6 through operating expenses, offset by the $6,438 gain from the second quarter sale

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

of the Cassis, France production facility included in gain (loss) on sale of assets, net. Total restructuring charges incurred to date under the DCM plan are $26,415, offset by the $6,438 gain which is included in the (gain) loss on sale of assets.

During the year ended December 31, 2007, the Company identified one hundred twenty-five Cassis employees to be terminated. The Company expects the DCM restructuring plan, including all terminations, to be substantially complete by the end of the second quarter of 2008.

There were no restructuring expenses related to the Company’s DNA or ES & Other operating segments during the year ended December 31, 2007. During the third quarter of 2007, DI announced plans to downsize its operations in Germany (Germany plan) in an effort to remove excess capacity. As of December 31, 2007, the Company anticipates remaining total costs to be incurred of approximately $3,365. For the year ended December 31, 2007, total Germany plan restructuring expenses incurred to date were $940 through product cost of sales, $1,319 through service cost of sales, and $965 through operating expenses. The Company identified twenty-five employees to terminate. The Company expects the Germany restructuring plan, including all terminations, to be substantially complete by the end of the first quarter of 2008. The accrual balance as of December 31, 2007 was immaterial to the Company.

Restructuring expenses for the DI operating segment by cost category are presented in the following table:

DI

Costs incurred for the twelve months ended December 31, 2007:
Employee severance costs	$16,880
Other	9,535

Total costs incurred	$26,415

Gain on sale of building	(6,438)

Total net costs incurred	$19,977

Expected remaining costs at December 31, 2007:
Employee severance costs	$2,137
Other(1)	457

Total Expected Costs	$2,594

(1)	Other costs include legal and contract termination fees, asset impairment costs, and costs to transfer usable inventory and equipment.

The restructuring accrual related to the DCM plan is presented in the following table:

	Balance	Liabilities	Liabilities		Balance
	January 1, 2007	Incurred	Paid/(Settled)	Adjustments(2)	Dec 31, 2007
Employee severance costs	$—	$16,880	$(14,871)	$506	$2,515
Other(1)	—	9,535	(6,872)	239	2,902

Total costs	$—	$26,415	$(21,743)	$745	$5,417

(1)	Other costs include legal and contract termination fees, asset impairment costs, and costs to transfer usable inventory and equipment.

(2)	Foreign currency translation.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

NOTE 20:	DISCONTINUED OPERATIONS

The assets related to the Company’s campus card systems business were considered held-for-sale as of June 30, 2005; therefore, the Company has presented these operations as discontinued in the consolidated statements of income for all periods presented herein in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In July 2005, the Company sold the campus card system business for $38,050, which consisted of $29,350 in cash and a promissory note of $8,700. The resulting gain on the sale was $9,264, net of tax in 2005 and is reported in income from discontinued operations.

NOTE 21:	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Unaudited Quarterly Results — The following table presents selected unaudited Consolidated Statements of Income data for each quarter for the year ended December 31, 2007 as described in Note 2:

	Year ended December 31, 2007
	First Quarter		Second Quarter	Third Quarter	Fourth Quarter
	As Reported	As Restated
Net sales	$628,444	$646,286	$695,185	$740,853	$882,513
Gross profit	$120,186	$129,877	$163,998	$177,059	$212,916
Net income (loss)	$(5,885)	$1,634	$19,818	$28,149	$(10,059)
Basic earnings (loss) per share	$(0.09)	$0.02	$0.30	$0.43	$(0.15)
Diluted earnings (loss) per share	$(0.09)	$0.02	$0.30	$0.42	$(0.15)
Basic weighted-average shares outstanding	65,673	65,673	65,793	65,926	65,966
Diluted weighted-average shares outstanding	66,156	66,468	66,829	66,985	66,513

The following table presents selected unaudited Consolidated Statements of Income data for each quarter for the year ended December 31, 2006 as described in Note 2 to Consolidated Financial Statements:

	Year ended December 31, 2006
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Net sales	$623,691	$664,145	$726,396	$735,264	$730,739	$726,682	$825,406	$813,519
Gross profit	$144,873	$159,244	$174,426	$177,192	$182,092	$188,404	$209,127	$212,749
Net income	$12,701	$23,359	$17,222	$21,522	$29,542	$32,657	$27,082	$27,014
Basic earnings per share	$0.19	$0.34	$0.26	$0.32	$0.45	$0.50	$0.41	$0.41
Diluted earnings per share	$0.18	$0.34	$0.26	$0.32	$0.45	$0.49	$0.41	$0.41
Basic weighted-average shares outstanding	68,534	68,534	67,035	67,035	65,627	65,627	65,525	65,525
Diluted weighted-average shares outstanding	68,840	69,245	67,439	67,844	66,020	66,424	66,102	66,470

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

The following tables present the impact of the restatement adjustments described in Note 2 to Consolidated Financial Statements to Diebold’s previously reported net earnings for the first quarter of the year ended December 31, 2007 and for each quarter in the year ended December 31, 2006.

Quarter ended
March 31, 2007
First
Quarter

Net income (loss) (As Reported)	$(5,885)
Revenue Recognition — Bill & Hold	9,379
Revenue Recognition — Other	797
Account Reconciliations	(2,538)
Inventory	1,507
Capitalization	(1,240)
Other	(1,409)
Provision for income tax	1,024

Net Impact of Adjustments	7,520

Net income (As Restated)	$1,635

	Year ended December 31, 2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net income (As Reported)	$12,701	$17,222	$29,542	$27,082
Revenue Recognition — Bill & Hold	7,854	(1,141)	(3,290)	(1,841)
Revenue Recognition — Other	1,980	1,695	2,247	(3,186)
Account Reconciliations	5,650	(277)	9,245	3,203
Inventory	1,443	3,841	197	579
Capitalization	(1,182)	(140)	(1,430)	3,089
Other	868	2,263	(635)	934
Provision for income tax	(5,955)	(1,941)	(3,219)	(2,846)

Net Impact of Adjustments	10,658	4,300	3,116	(68)

Net income (As Restated)	$23,359	$21,522	$32,657	$27,014

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

The following table presents selected unaudited Consolidated Balance Sheet data for each quarter for the year ended December 31, 2007 as described in Note 2 to Consolidated Financial Statements:

	Year ended December 31, 2007
	First Quarter		Second Quarter	Third Quarter	Fourth Quarter
	As Reported	As Restated
	(In millions)
Current assets	$1,454	$1,559	$1,580	$1,646	$1,631
Noncurrent assets	952	914	949	981	1,000

Total assets	2,406	2,473	2,529	2,626	2,631

Current liabilities	615	785	814	804	751
Noncurrent liabilities	690	680	666	741	765
Shareholders’ equity	1,101	1,008	1,049	1,082	1,115

Total liabilities and shareholders’ equity	$2,406	$2,473	$2,529	$2,626	$2,631

The following table presents selected unaudited Consolidated Balance Sheet data for each quarter for the year ended December 31, 2006 as described in Note 2 to Consolidated Financial Statements:

	Year ended December 31, 2006
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	As	As	As	As	As	As	As	As
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated
	(In millions)
Current assets	$1,621	$1,713	$1,509	$1,597	$1,512	$1,607	$1,596	$1,694
Noncurrent assets	902	847	945	891	954	900	918	903

Total assets	2,523	2,560	2,454	2,488	2,466	2,507	2,514	2,597

Current liabilities	594	768	617	783	598	761	599	782
Noncurrent liabilities	796	749	760	712	790	742	824	817
Shareholders’ equity	1,133	1,043	1,077	993	1,078	1,004	1,091	998

Total liabilities and shareholders’ equity	$2,523	$2,560	$2,454	$2,488	$2,466	$2,507	$2,514	$2,597

NOTE 22:	SUBSEQUENT EVENTS

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

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

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

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A: CONTROLS AND PROCEDURES

This annual report includes the certifications of our CEO and CFO required by Rule 13a-14 of the Exchange Act. See Exhibits 31.1 and 31.2. This Item 9A includes information concerning the controls and control evaluations referred to in those certifications.

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

During the course of the review, certain questions were raised as to certain prior accounting and financial reporting items in addition to bill and hold revenue recognition, including whether the prepaid expenses, accrued liabilities, capitalized assets, deferred revenue and reserves had been recorded accurately and timely. Accordingly, the scope of the review was expanded beyond the initial revenue recognition issues to include these additional items. This review has been completed as of the date of the filing of this annual report.

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

Accordingly, management concluded that previously issued financial statements for the fiscal years ended December 31, 2006, 2005, 2004, and 2003; the quarterly data in each of the quarters for the years ended December 31, 2006 and 2005; and the quarter ended March 31, 2007, must be restated and should no longer be relied upon. As a result, the Company has restated its previously issued financial statements for those periods. Restated financial information is presented in this annual report.

(A)	DISCLOSURE CONTROLS AND PROCEDURES

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

In connection with the preparation of this annual report, Diebold’s management, under the supervision and with the participation of the CEO and CFO, conducted an evaluation of disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, including restatement of previously issued financial statements described above and the identification of certain material weaknesses in internal control over financial reporting, discussed in detail below, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2007, and through the date of this filing. Certain material weaknesses described below have not been remediated.

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

(B)	MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management, under the supervision of the CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, is a process designed by, or under the supervision of, the CEO and CFO and effected by the Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP;

•	provide reasonable assurance that receipts and expenditures of the Company are being made only in accordance with appropriate authorization of management and the board of directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting has inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper override. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate the risk.

A material weakness in internal control over financial reporting is defined by the SEC as being a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As stated above in connection with the preparation of this annual report, management under the supervision and with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria established in the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of that evaluation, management identified control deficiencies as of December 31, 2007 that constituted material weaknesses, and accordingly, the CEO and CFO concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2007. Management identified the following control deficiencies as of December 31, 2007 that constituted material weaknesses:

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

These material weaknesses resulted in material errors and in the restatement of Diebold’s historical financial statements and resulted in errors in the Company’s preliminary 2007 financial statements. KPMG, who audited the Company’s financial statements for the year ended December 31, 2007, issued an attestation report on the Company’s internal control over financial reporting, which report is set forth on page 50 of this annual report and incorporated in this Item 9A by reference.

(C)	CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Other than disclosed below there are no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 that occurred during the quarter and year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the quarter and year ended December 31, 2007, management continued the process of implementing certain of the remediation measures described below including (a) development and execution of portions of a specific and targeted communication plan involving the executive leadership and the Board of Directors, (b) certain personnel actions, (c) implementation of the revised revenue recognition policy, (d) the establishment of more rigorous financial reporting policies, procedures and processes involving the review and approval of account reconciliations, journal entries, and corresponding supporting documentation, (e) the design and implementation of training programs, (f) an increased emphasis by the corporate accounting, internal audit and finance controls compliance groups on reviewing key accounting controls and process, including documentation requirements, and (g) engaging expert accounting consultants to assist management with the implementation and optimization of controls, the documentation of complex accounting transactions and the reconciliation of deferred revenue accounts. Management continued to implement these remediation measures during the quarter ended December 31, 2007.

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

(D)	REMEDIATION STEPS TO ADDRESS MATERIAL WEAKNESSES

In response to the material weaknesses above, management, along with the CEO and CFO, proposed and began the implementation of several key initiatives and remediation efforts to address the material weaknesses, as well as other areas of identified risk. These remediation efforts, outlined below, are intended both to address the identified material weaknesses and to enhance the Company’s overall financial control environment.

Control Environment: Commencing in 2006, major efforts have been made by current senior executives to communicate and establish an effective culture and tone necessary to support the Company’s control environment. Substantial progress has been made in addressing the remediation of this weakness at all levels within the Company, but ongoing efforts were still in process as of December 31, 2007. In order to reinforce an environment of strong consciousness and the appropriate culture within the Company to ensure the consistent application of accounting policies, adherence with GAAP, and the importance of internal control over financial reporting, management has developed and executed portions of a specific and targeted communication plan involving the executive leadership and the Board of Directors. These communications are focused on setting the tone and highlighting the requirements and expectations for all employees related to financial reporting controls compliance, personnel responsibilities, processes and avenues for reporting suspected violations of the Code of Conduct, and mechanisms to answer questions and address potential concerns. In addition, the Company’s executives will be required to attend educational courses that will focus on executive fiduciary responsibilities and duties relating to financial reporting and controls.

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

Monitoring: Management continues to enhance its accounting and finance processes and structure to facilitate completion of detailed analytical reviews of the consolidated balance sheet at a financial statement line item level. This process will include an additional review separate from the account owner or business unit personnel at a level of precision that is designed to detect a breakdown in controls which could lead to errors that could be material. The process includes a review to identify inconsistencies in application of GAAP, reporting misclassifications of balances and/or validates that variances in balance sheet accounts are consistent with fluctuations in related income statement accounts.

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

The material weaknesses identified by management and discussed above are not fully remediated as of the date of the filing of this annual report. Substantive procedures have been performed by the Company in consultation with external accounting advisors to ensure the underlying transactions within this annual report are supported and the financial statements are fairly stated as of the date of the filing of this annual report. The Audit Committee has directed management to develop a detailed plan and timetable for the implementation of the above-referenced remedial measures, to the extent not already complete, and will monitor their implementation. In addition, under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of the internal control environment, as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

None.

Part III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table summarizes information regarding directors of the Company:

Position, Principal Occupation, Business Experience Last Five
Name, Term and Age	Years and Directorships

Louis V. Bockius III Director since: 1978 Age — 73	Retired Chairman, Bocko Incorporated, North Canton, Ohio; Prior — Chairman, Bocko Incorporated, North Canton, Ohio (Plastic Injection Molding).

Phillip R. Cox Director since: 2005 Age — 60
President and Chief Executive Officer, Cox Financial Corporation, Cincinnati, Ohio (Financial Planning and Wealth Management Services).

Director of Cincinnati Bell Inc., The Timken Company and Touchstone Investments.

Richard L. Crandall Director since: 1996 Age — 65
Managing Partner, Aspen Partners LLC, Aspen, Colorado (Private Equity); Chairman, Enterprise Software Roundtable, Aspen, Colorado (CEO Roundtable for Software Industry); Non-executive Chairman of the Board, Novell, Inc., Waltham, Massachusetts (IT Management Software); Prior — Non-executive Chairman of the Board, Giga Information Group, Inc., Cambridge, Massachusetts (Global Technology Advisory Firm).

Director of Dreman Claymore Dividend & Income Fund and Novell, Inc.

Gale S. Fitzgerald Director since: 1999 Age — 57
Director, TranSpend, Inc., Bernardsville, New Jersey (Total Spend Optimization); Prior — President and CEO, QP Group, Inc., Parsippany, New Jersey (Procurement Solutions).

Director of Health Net, Inc. and Cross Country Healthcare, Inc.

Phillip B. Lassiter Director since: 1995 Age — 65	Retired Chairman of the Board and Chief Executive Officer, Ambac Financial Group, Inc., New York, New York (Financial Guarantee Insurance Holding Company).

John N. Lauer Director since: 1992 Age — 69	Non-executive Chairman of the Board, Diebold, Incorporated, Canton, Ohio; Retired Chairman of the Board, Oglebay Norton Co., Cleveland, Ohio; Prior — Chairman of the Board and Chief Executive Officer, Oglebay Norton Co., Cleveland, Ohio (Industrial Minerals).

Eric J. Roorda Director since: 2001 Age — 57	President, Procomp Agropecuária Ltda, São Paulo, Brazil (Agribusiness); Prior — Chairman of the Board and President, Procomp Amazônia Indústria Eletronica, S.A., São Paulo, Brazil (Banking and Electoral Automation).

Thomas W. Swidarski Director since: 2005 Age — 49	President and Chief Executive Officer, Diebold, Incorporated, Canton, Ohio; Prior — President and Chief Operating Officer; Senior Vice President, Global Financial Self-Service; Senior Vice President, Strategic Development & Global Marketing; Vice President, Global Marketing, Diebold, Incorporated, Canton, Ohio.

Henry D. G. Wallace Director since: 2004 Age — 62	Former Group Vice President and Chief Financial Officer, Ford Motor Company (Automotive Industry). Director of Hayes Lemmerz International Inc., Ambac Financial Group, Inc. and Lear Corporation.

Alan J. Weber Director since: 2005 Age — 59
CEO, Weber Group LLC, Greenwich, Connecticut (Investment Consulting); Retired Chairman and Chief Executive Officer, U.S. Trust Corporation, New York, New York (Financial Services Business).

Director of Broadridge Financial Solutions, Inc.

CONSIDERATION OF DIRECTOR NOMINEES

SHAREHOLDER NOMINEES

The policy of the Board Governance Committee is to consider properly submitted shareholder nominations for candidates for membership on the Board as described below under “Identifying and Evaluating Nominees for Directors.” In evaluating such nominations, the Board Governance Committee seeks to achieve a balance of knowledge, experience and capability on the Board and to address the membership criteria set forth below under “Director Qualifications.”

Any shareholder nominations proposed for consideration by the Board Governance Committee should include:

•	complete information as to the identity and qualifications of the proposed nominee, including name, address, present and prior business and/or professional affiliations, education and experience, and particular fields of expertise;

•	an indication of the nominee’s consent to serve as a director of the Company if elected; and

•	the reasons why, in the opinion of the recommending shareholder, the proposed nominee is qualified and suited to be a director of the Company.

Shareholder nominations should be addressed to Diebold, Incorporated, 5995 Mayfair Road, P.O. Box 3077, North Canton, Ohio 44720-8077, Attention: Corporate Secretary.

DIRECTOR QUALIFICATIONS

In evaluating director-nominees, the Board Governance Committee considers such factors as it deems appropriate, consistent with the Company’s Corporate Governance Guidelines and other criteria established by the Board. The Board Governance Committee’s goal in selecting directors for nomination to the Board is generally to seek to create a well-balanced team that combines diverse experience, skill and intellect of seasoned directors in order to enable the Company to pursue its strategic objectives.

The Board Governance Committee has not reduced the qualifications for service on the Company’s Board to a checklist of specific standards or minimum qualifications, skills or qualities. Rather, the Company seeks, consistent with the vacancies existing on the Company’s Board at any particular time and the interplay of a particular candidate’s experience with the experience of other directors, to select individuals whose business experience, knowledge, skills, diversity, integrity, and global experience would be considered a desirable addition to the Board and any committees thereof.

In addition, the Board Governance Committee annually conducts a review of incumbent directors using the same criteria as outlined above, in order to determine whether a director should be nominated for re-election to the Board. The Board Governance Committee makes its determinations as to director selection based upon the facts and circumstances at the time of the receipt of the director candidate recommendation. Applicable considerations include:

•	whether the Board Governance Committee is currently looking to fill a new position created by an expansion of the number of directors, or a vacancy that may exist on the Board;

•	whether the current composition of the Board is consistent with the criteria described in the Company’s Corporate Governance Guidelines;

•	whether the candidate submitted possesses the qualifications that are generally the basis for selection for candidates to the Board; and

•	whether the candidate would be considered independent under the rules of the NYSE and the Company’s standards with respect to director independence.

Final approval of any candidate will be determined by the full Board.

A copy of the Company’s Corporate Governance Guidelines is available on the Company’s web site at http:// www.diebold.com or by written request to the Corporate Secretary.

IDENTIFYING AND EVALUATING NOMINEES FOR DIRECTORS

The Board Governance Committee utilizes a variety of methods for identifying and evaluating nominees for director. The Board Governance Committee regularly reviews the appropriate size of the Board and whether any vacancies on the Board are expected due to retirement or otherwise.

In the event that vacancies are anticipated, or otherwise arise, the Board Governance Committee considers various potential candidates for director. Candidates may come to the attention of the Board Governance Committee through current Board members, professional search firms, shareholders or other persons.

As described above, the Board Governance Committee considers properly submitted shareholder nominations for candidates for the Board. Following verification of the recommending shareholder’s status, recommendations are considered by the Board Governance Committee at a regularly scheduled meeting.

DIRECTOR COMMITTEES AND COMPOSITION

During 2007, the Board held six meetings. All of the current directors of the Company attended 75 percent or more of the aggregate of all meetings of the Board and the Board committees on which they served during the period. During 2007, the Board had five standing committees: Audit Committee, Board Governance Committee, Compensation Committee, Investment Committee and Information Technology Oversight Committee. Below is a summary of our committee structure and membership information during 2007:

1	Mr. Massy retired from the Board and did not stand for re-election at our 2007 Annual Meeting.

AUDIT COMMITTEE

This committee is a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The committee’s current charter is available on the Company’s web site at http://www.diebold.com or by written request to the Corporate Secretary.

The current members of the Audit Committee are Henry D. G. Wallace, Chair, Louis V. Bockius III, Richard L. Crandall, Eric J. Roorda and Alan J. Weber, all of whom are independent. In addition, the Board has determined that Messrs. Wallace and Weber are audit committee financial experts. This committee met in person or telephonically six times during 2007, and had informal communications between themselves and management, as well as with the Company’s independent auditors, at various other times during the year.

BOARD GOVERNANCE COMMITTEE

This committee’s functions include reviewing the qualifications of potential director candidates and making recommendations to the Board to fill vacancies or to expand the size of the Board, when appropriate. This committee also makes recommendations as to the composition of the various committees of the Board and as to the compensation paid to the directors for their services on the Board and on Board committees. The committee’s current charter is available on the Company’s web site at http://www.diebold.com or by written request to the Corporate Secretary.

The current members of the Board Governance Committee are Gale S. Fitzgerald, Chair, Louis V. Bockius III, Phillip B. Lassiter and John N. Lauer, all of whom are independent. This committee met in person or telephonically four times during 2007.

COMPENSATION COMMITTEE

This committee administers the Company’s executive pay program. The role of the committee is to oversee the Company’s equity plans (including reviewing and approving equity grants to executive officers) and to annually review and approve all pay decisions relating to executive officers. This committee also assesses achievement of corporate and individual goals, as applicable, by the executive officers under the Company’s short-term (annual) and long-term incentive plans. This committee reviews the management succession plan and proposed changes to any benefit plans of the Company such as retirement plans, deferred compensation plans and 401(k) plans. The committee’s current charter is available on the Company’s web site at http://www.diebold.com or by written request to the Corporate Secretary.

The current members of the Compensation Committee are Phillip B. Lassiter, Chair, Phillip R. Cox, Gale S. Fitzgerald and John N. Lauer, all of whom are independent. This committee met in person or telephonically four times during 2007.

INVESTMENT COMMITTEE

This committee’s functions include establishing the investment policies, including asset allocation, for the Company’s cash, short-term securities and retirement plan assets, overseeing the management of those assets, ratifying fund managers recommended by management and reviewing at least annually the investment performance of the Company’s retirement plans and 401(k) plans to assure adequate and competitive returns. The committee’s current charter is available on the Company’s web site at http://www.diebold.com or by written request to the Corporate Secretary.

The current members of the Investment Committee are Alan J. Weber, Chair, Phillip R. Cox, Eric J. Roorda and Henry D. G. Wallace. This committee met one time in 2007.

INFORMATION TECHNOLOGY OVERSIGHT COMMITTEE

This committee’s functions include overseeing and providing guidance to management with respect to major information technology-related projects and decisions, and advising the Board on information technology-related matters facing the Company.

During 2007, the members of the Information Technology Oversight Committee were Richard L. Crandall, Chair, Gale S. Fitzgerald and Alan J. Weber. This committee met in person or telephonically three times during 2007. In April 2008, the Board decided to discontinue this committee.

The following table summarizes information regarding executive officers of the Company:

Name, Age, Title and Year Elected to Present Office	Other Positions Held Last Five Years
Thomas W. Swidarski — 49 President and Chief Executive Officer Year elected: 2005	Oct-Dec 2005: President and Chief Operating Officer; 2001-2005: Senior Vice President, Financial Self-Service Group
Kevin J. Krakora — 52 Executive Vice President and Chief Financial Officer Year elected: 2006	2005-2006: Vice President and Chief Financial Officer; 2001-2005: Vice President and Corporate Controller
George S. Mayes, Jr. — 49 Executive Vice President, Global Operations Year elected: 2008	2006-Apr 2008: Senior Vice President, Supply Chain Management; 2005-2006: Vice President, Global Supply Chain Management; 2002-2004: Chief Operating Officer, Tinnerman Palnut Engineered Products, Inc.
David Bucci — 56 Senior Vice President, Customer Solutions Group Year elected: 2001
James L. M. Chen — 48 Senior Vice President, EMEA/AP Divisions Year elected: 2007	2006-Feb 2007: Vice President, EMEA/AP Divisions; 1998-2006: Vice President and Managing Director Asia/Pacific
Charles E. Ducey, Jr. — 52 Senior Vice President, Global Development and Services Year elected: 2006	2005-Jan 2006: Vice President, Global Development and Services; 2001-2005: Vice President, Customer Service Solutions Diebold North America
Dennis M. Moriarty — 55 Senior Vice President, Global Security Division Year elected: 2006	2001-2006: Vice President, Global Security Division
Warren W. Dettinger — 54 Vice President and General Counsel Year elected: 2008	Dec 2004-Apr 2008: Vice President, General Counsel and Secretary; 1987-2004: Vice President and General Counsel
Sean F. Forrester — 44 Vice President and Chief Information Officer Year elected: 2007	Dec 2006-Sept 2007: Vice President, Information Technology; Mar-Dec 2006: Vice President, Information Technology, SPX Corp. Test & Measurement Group; 2005-2006: Corporate Director IT Planning & Governance, Dana Corp.; 2002-2005: Heavy Vehicle Group — SBU IT Director/Division CIO, Dana Corp.
Chad F. Hesse — 36 Corporate Counsel and Secretary Year elected: 2008	2004-Apr 2008: Corporate Counsel and Assistant Secretary; 2002-2004: Associate Attorney, Hahn, Loeser & Parks LLP
M. Scott Hunter — 46 Vice President, Chief Tax Officer Year elected: 2006	Jan-Apr 2006: Vice President, Tax; 2004-Jan 2006: Senior Tax Director; 2003-2004: Director, Tax
John D. Kristoff — 41 Vice President, Chief Communications Officer Year elected: 2006	2005-2006: Vice President, Corporate Communications and Investor Relations; 2004-2005: Vice President, Investor Relations; 2001-2004: Director, Global Communications
Timothy J. McDannold — 46 Vice President and Treasurer Year elected: 2007	2000-2007: Vice President and Assistant Treasurer
Leslie A. Pierce — 44 Vice President and Corporate Controller Year elected: 2007	Mar 2006-May 2007: Vice President, Accounting, Compliance and External Reporting; 1999-Mar 2006: Manager, Special Projects
Sheila M. Rutt — 40 Vice President, Chief Human Resources Officer Year elected: 2005	2002-2005: Vice President, Global Human Resources
Robert J. Warren — 61 Vice President, Corporate Development and Finance Year elected: 2007	1990-Jul 2007: Vice President and Treasurer

There is no family relationship, either by blood, marriage or adoption, between any of the executive officers of the Company.

CODE OF ETHICS

All of the directors, executive officers and employees of the Company are required to comply with certain policies and protocols concerning business ethics and conduct, which we refer to as our Business Ethics Policy. The Business Ethics Policy applies not only to the Company, but also to all of those domestic and international companies in which the Company owns or controls a majority interest. The Business Ethics Policy describes certain responsibilities that the directors, executive officers and employees have to the Company, to each other and to the Company’s global partners and communities including, but not limited to, compliance with laws, conflicts of interest, intellectual property and the protection of confidential information. The Business Ethics Policy is available on the Company’s web site at http://www.diebold.com or by written request to the Corporate Secretary.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than 10 percent of the Company’s common shares, to file with the SEC reports of ownership of the Company’s securities on Form 3 and changes in reported ownership on Form 4 or Form 5. Such directors, executive officers and 10 percent shareholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.

Based solely upon a review of the reports furnished to the Company, or written representations from reporting persons that all reportable transactions were reported, the Company believes that during the year ended December 31, 2007, the Company’s directors, executive officers and 10 percent shareholders timely filed all reports they were required to file under Section 16(a).

ITEM 11: EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

The Company’s executive pay program is managed by the Compensation Committee, which we refer to throughout this Item 11 as the Committee. The role of the Committee is to oversee the Company’s executive pay plans and policies, administer its stock plans and annually review and make recommendations to the Board for all pay decisions relating to the Company’s executives, including the Named Executive Officers (the Chief Executive Officer and the Chief Financial Officer, and the three most highly compensated executive officers of the Company).

The Company’s executive pay program is designed to:

•	Link the financial interests of executives with those of shareholders through short- (annual) and long-term incentive plans that are clearly tied to corporate, business unit and individual performance.

•	Provide a balance of emphasis on both short- and long-term goals.

•	Provide a total pay opportunity that is commensurate with the Company’s performance and competitive with a relevant peer group of companies.

•	Enable the Company to attract, retain and motivate high quality executives.

•	Encourage substantial share ownership by executives to foster an ownership culture.

The Company’s executive pay program is consistent with these objectives. An overview of this program is described below.

Executive Pay Program Overview

The following table summarizes the key elements of the Company’s executive pay program:

Target Pay Position
Element	Primary Purpose	Factors Increasing or Decreasing Rewards	Relative to Peer Group
Base Salary	Reward individuals’ skills, competencies, experience and performance	• Performance against objectives • Individual responsibilities and experience level • Performance of the Company	Below median in order to emphasize variable pay components
Annual Cash Bonuses	Motivate and reward achievement of annual financial objectives and individual goals	• Corporate earnings per share, or EPS • Achievement of individual financial and non-financial goals	Above median to bring total cash compensation at or around median, at target performance
Long-Term Incentives
Performance Shares	Incentivize performance and achievement of strategic goals over a three-year period	• Total shareholder return, or TSR, relative to peers and S&P 400 Mid-Caps	Total potential value is above median to provide competitive total pay and build ownership. Value is typically delivered in the form of:
Stock Options	Incentivize increase in shareholder value	• Stock price growth	• Approximately 50 percent performance shares at target results • Approximately 50 percent options, valued using the Black-Scholes method
Benefits and Perquisites	Provide for basic life and income security needs	• Years of service	Median levels
Change-in-Control Benefits	Bridge to future employment if employment is terminated	• None; only paid in the event the executive’s employment is terminated	Below median levels

The mix of base salary, annual cash bonuses and long-term incentives noted in the above table, which we refer to throughout this Compensation Discussion and Analysis as total pay, makes up the Company’s executive pay program. In addition to the pay elements noted in the above table, the Company occasionally awards special grants of restricted stock or restricted stock units in cases of the hiring, promotion and retention of executives. In order to confirm the continued appropriateness of each element of the Company’s executive pay program, the Committee annually reviews the pay practices of similar size peer companies in related industries.

Market Benchmarking of Executive Pay

In setting pay for executives, including the Named Executive Officers, the Company targets total pay at the middle of a peer group of companies, which we refer to throughout this Compensation Discussion and Analysis as the Peer Group. However, actual pay can vary significantly from year-to-year and between individuals within a given year based on corporate and individual performance, and experience.

The Committee reviews Peer Group practices annually for total pay and periodically for new pay elements or emerging trends. In addition to Peer Group data, the Committee also reviews data obtained from nationally recognized compensation surveys for a broad range of companies of comparable size and similar revenue. This additional information helps confirm Peer Group results and represents the broader market in which the Company competes for senior executives. In 2007, the Company developed data from both sources to benchmark all elements of total pay, as well as for retirement practices.

Peer Group

Each year the Committee also reviews the Peer Group itself, as companies may get merged, acquired, liquidated or otherwise disposed of, or may no longer be deemed to adequately represent the Company’s peers in the market.

Several factors are used to select Peer Group companies:

•	Company size: revenue, employees and market capitalization.

•	Products: capital equipment, technologically advanced systems and repair or maintenance services to such equipment or systems.

•	Markets: banking, financial services, health care, education, government, utilities and retail.

•	Global operations.

At the beginning of 2007, the Peer Group consisted of 31 companies; however, during 2007, several companies in the Peer Group merged or were otherwise removed due to changes in their business condition, leaving the Peer Group at 28 companies as of December 31, 2007. The Company believes that this group fairly represents the companies with which it competes for executive talent. The Peer Group also serves as one of the indexes used to assess the Company’s TSR as part of its performance share plan.

During 2007, the following companies made up the Peer Group and, as such, served as the primary basis for benchmarking the Company’s pay levels and practices:

Peer Group:
Affiliated Computer Ametek Benchmark Electronics Cooper Industries Corning Crane Deluxe Donaldson Dover Fiserv FMC Technologies	Harris Hubbell International Game Technology Lennox Mettler-Toledo NCR Pall PerkinElmer Pitney Bowes Rockwell Automation Rockwell Collins	Sauer Danfoss Teleflex Thermo Fisher Scientific Thomas & Betts Unisys Varian Medical Removed in 2007: American Power Conversion Avaya Genlyte

Pay Setting Process

Pay recommendations for the Company’s executives, including the Named Executive Officers, are typically made at the Committee’s first meeting each year, which is normally held in February. Decisions with respect to prior year performance, performance for other relevant periods and any resulting award payouts, as well as equity awards, base salary increases and target performance levels for the current year and beyond, are also made at this meeting.

With respect to the CEO’s pay, the Committee reviews and evaluates the CEO’s performance in executive session, without management or the CEO. The Committee’s final pay recommendations for the CEO are then presented to the independent members of the Board. During an executive session of the Board, the Board conducts its own review and evaluation of the CEO’s performance and ultimately approves the pay actions for the CEO that it deems appropriate after considering all input.

In evaluating the Company’s total pay program for its executives, conducting benchmarking, assessing its results, designing appropriate plans and recommending other potential actions, the Committee and management from time to time use the services of an independent compensation consultant in accordance with the Committee’s charter. In 2007, the Committee engaged the services of Towers Perrin, a global professional services consulting firm, in this capacity.

Role of Compensation Consultant

Towers Perrin is engaged by, and serves at the will of, the Committee and reports directly to its Chair. Towers Perrin does not provide any consulting services directly to the Company or management. However, as noted below under “2007 Compensation of Non-Employee Directors,” in 2007 Towers Perrin was also engaged by the Board Governance Committee to review and provide recommendations on the Company’s pay program for non-employee directors.

Towers Perrin is generally engaged by the Committee to develop external pay data primarily consisting of comparative analyses of the Company’s Peer Group and companies of comparable size that are outside of the Company’s Peer Group, as well as Fortune 500 companies. Towers Perrin also provides advice on current compensation trends such as long-term incentives, executive retirement, change-in-control severance benefits, deferred compensation programs and governance practices in connection with executive pay.

At the direction of the Committee, Towers Perrin also provides this external pay data to the Company’s Chief Human Resources Officer, or CHRO, to use to prepare pay recommendations for the Company’s executives.

At the Committee’s discretion, Towers Perrin may also be asked to attend Committee meetings dealing with executive pay matters. On such occasions, Towers Perrin generally participates in the Committee’s deliberations on executive pay decisions, answers questions regarding compensation trends or the market data it developed, and may provide additional advice or input as requested by the Committee.

Role of Management

As the Company’s primary contact with the Committee, the CHRO attends and actively participates in all Committee meetings. With respect to executive pay, the CHRO typically meets independently with Towers Perrin in preparation for upcoming Committee meetings to review the data prepared by Towers Perrin that will be presented at the meeting. The CHRO will then make pay recommendations to the CEO based upon market pay comparisons and an analysis of the executives’ individual performance goals, as well as other internal factors (such as expanded job responsibilities during the year or extraordinary performance during the year that is not tied to any of the executive’s stated goals). The CEO then reviews these recommendations and, along with the CHRO, makes final pay recommendations to the Committee. The Committee ultimately approves the executive pay actions it deems appropriate after considering all input.

Role of the CEO

At the Committee’s request, the CEO periodically attends Committee meetings and provides input on pay decisions affecting his management team. As discussed above, the CEO makes recommendations to the Committee with respect to the pay actions and target incentive levels for his management team.

The CEO may also meet with Towers Perrin, along with the CHRO, to review data that will be presented at a Committee meeting. However, the only input the CEO and CHRO have with respect to Towers Perrin’s data is to correct factual information about the Company or management.

While the CEO does not make specific recommendations to the Committee with respect to his own pay, the CEO does provide a self-evaluation to the Committee that includes his achievement against the prior year’s goals established by the Committee and his proposed goals for the coming year, which are based on the annual strategic, operational and financial plans for the Company that are approved by the full Board prior to any CEO pay discussions.

Committee Deliberation and Rationale

There are many factors that the Committee evaluates in determining increases or decreases in each pay element and in total pay for each executive, including the Named Executive Officers, including:

•	Promotions/changes in the executive’s responsibilities;

•	Division or business unit performance;

•	Individual performance;

•	Company performance as measured by EPS, TSR and stock price appreciation;

•	Peer Group and other comparable company practices; and

•	Broader market developments or trends.

Some of these factors are discussed in more detail below in connection with the individual pay elements.

The amount of total pay achieved or potentially achievable from prior awards does not directly impact annual pay decisions or future pay opportunities. Moreover, the Committee does not have a specific formula for allocating total pay between short- and long-term pay elements or between cash and non-cash pay elements. However, the Committee does vary the mix of these elements based on competitive practices and management level, to recognize each individual’s operating responsibilities and ability to impact short- and long-term results of the Company. The mix of these elements is reviewed by the Committee at least annually.

As part of its deliberation process, the Committee annually reviews a “snapshot” of total direct pay for each executive for purposes of general benchmarking and comparative analysis with the Company’s Peer Group. In this way, the Committee can validate its target pay positions with respect to direct pay elements relative to its Peer Group.

The Committee analyzes data from the Company’s Peer Group, as well as data for executives in similar positions at companies of comparable size that are outside of the Peer Group, to determine their pay positions for each element of compensation. The summary table above under “Executive Pay Program Overview” contains disclosure on how individual pay elements are targeted against the Peer Group under the column “Target Pay Position Relative to Peer Group.”

For example, the Committee targets base salaries below median levels to ensure that a significant percentage of total pay is contingent on short- and long-term achievement of performance goals and shareholder value creation. Annual cash bonuses are targeted slightly above median levels to produce total cash pay at target results that approximate the median of the Peer Group. The total value of long-term incentives is targeted above median levels in order to provide competitive total pay at target, as well as to build stock ownership, enhance ties to shareholder returns and emphasize variable over fixed pay. However, the Committee does not choose specific percentile ranges for targeting individual pay elements above or below the Peer Group median.

For 2007, in accordance with its stated philosophy, the Committee approved base salaries for executives that were, on average, 90 percent of the median levels of the Peer Group. When base salaries are coupled with target bonuses, resulting cash pay levels approach median levels of the Peer Group, on average. The total value of long-term incentives at target, when added to base salary and target bonus, positions the potential total pay for the executives at approximately 115 percent of median levels of the Peer Group.

Internal Equity

The Company provides similar pay ranges for positions with similar characteristics and scope of responsibility, including Named Executive Officer positions. Any differences in compensation among the Named Executive Officers are based on each individual’s experience, operating responsibilities, ability to impact short- and long-term results and future potential, as determined by the Committee. Further, in order to attract and retain quality executive officers, the Committee feels it is necessary and proper to provide total pay for each executive position that is commensurate with market practice (determined specifically by reference to the practices of the Company’s Peer Group).

The Committee makes no other distinctions in its pay policies and decisions as among the Named Executive Officers or among the Named Executive Officers and any other executive officer, and such pay policies and decisions are applied consistently among the executives.

Timing of Equity Awards

As previously indicated, pay recommendations for the executives, including the Named Executive Officers, are typically made by the Committee at its first scheduled meeting of the year. This is usually five to 15 days after the Company reports its financial results for the fourth quarter and year-end of the preceding fiscal year. It is also more than two months before the Company reports its first quarter earnings.

Any increases in base salary approved at this meeting are made effective retroactively to the beginning of the current year. Further, any equity awards approved by the Committee at this meeting are approved by the Board and dated as of the date of the Board meeting held the following day. As such, the Committee does not time the grants of options or any other equity incentives to the release of material non-public information.

The exceptions to this timing are awards to executives who are promoted or hired from outside the Company during the year. These executives may receive salary increases or equity awards effective or dated, as applicable, as of the date of their promotion or hire.

Elements of Executive Pay

Base Salaries

The Company pays base salaries to recognize the skills, competencies, experience and individual performance an executive brings to his or her position. As a result, changes in salary result primarily from changes in the executive’s responsibilities and an assessment of annual performance.

At the start of each year, each executive, including the Named Executive Officers, provides personal performance goals that relate to his/her applicable position, business unit or department. As a result, these personal goals vary for each executive to recognize his/her responsibilities and areas of influence. Performance against these goals is assessed annually by the CEO and the CHRO, who then make salary recommendations to the Committee. The Company’s Board assesses the CEO’s performance.

The Committee relies upon several factors when deciding on increases in salary:

•	The executive’s performance against his/her personal goals, which supports the Committee’s goal of rewarding performance.

•	Comparisons with base salaries for executives in similar roles in Peer Group companies, which supports the Committee’s goal of providing competitive pay.

•	The Committee’s philosophy regarding salaries, which targets salaries below the median of the Peer Group.

•	The Committee’s assessment of the Company’s overall performance versus goals and the Company’s operating plan and forecasts.

In assessing the results of an executive’s individual performance, the Committee relies on its judgment and does not rely on a specific formula. This evaluation ensures the Company has the financial capability to provide the increases and that they are reasonable in light of corporate performance.

2007 Base Salary Actions.  Salary increases in 2007 for the executives as a whole, excluding promotions, were generally less than 5 percent on average. Increases maintained the Committee’s desired position in the market, which is below the median of the Peer Group and other comparable-size companies. The Committee did not consider any extraordinary factors in determining salary increases for executives in 2007.

2008 Base Salary Actions.  Salary increases in 2008 for the executives as a whole, excluding promotions, were generally less than 4 percent on average. As previously disclosed, in light of and in connection with the restatements of the Company’s financial statements, Messrs. Bucci and Krakora did not receive salary increases in 2008.

Annual Cash Bonuses

Executives, including the Named Executive Officers, also have the ability to earn annual cash bonuses under the Company’s Annual Cash Bonus Plan, or Cash Bonus Plan, which was approved by shareholders in 2005. Payout under the Cash Bonus Plan depends upon the performance of the Company against objective performance measures established by the Board at the beginning of each fiscal year.

Cash bonuses under the plan provide incentives to meet or surpass specific short-term corporate financial goals. As a result, the Cash Bonus Plan balances the objectives of the Company’s other pay programs, which concentrate on long-term financial results (performance shares) and stock price growth (performance shares and stock options). Finally, annual cash bonuses allow the Company to maintain relatively low fixed compensation costs and still provide executives with competitive cash pay, subject to performance.

Cash Bonus Opportunity.  The Committee intends target bonuses to be above median levels relative to the Peer Group to make up for its below-median salary position and to provide competitive overall cash pay at target results. For 2007, the target bonuses were as follows:

•	CEO: 100 percent of salary

•	Other Named Executive Officers: 75 percent of salary

•	Other executives: 35 percent to 50 percent of salary

The potential earnout levels of the executives, as a percentage of income, are set by the Committee so as to provide a reasonable opportunity to achieve total cash pay at target that approximates the median total cash pay of the Company’s Peer Group.

Actual bonuses can range from 0 percent to 200 percent of target depending on actual Company performance. In this manner, the Company can reward executives with high levels of cash pay for results that substantially exceed target performance expectations. Conversely, the Company rewards relatively low levels of cash pay for results that are below target performance expectations, or none at all for results that fail to meet minimally acceptable standards.

Company Performance Measures.  The Company has historically used EPS as the performance criteria for the annual cash bonuses. The Committee believes EPS represents an important bottom-line financial result that investors use to evaluate the value of the Company’s common shares. As a result, consistent increases in EPS over time should lead to improvements in shareholders’ investment. However, the Cash Bonus Plan allows the Committee to choose from other performance measures to be used instead, including, in particular, the following:

•	Return on invested capital;

•	Return on total capital;

•	Return on assets;

•	Return on equity;

•	TSR;

•	Growth in net income, revenue, cash flow or operating profit; and/or

•	Productivity improvement.

The EPS level fixed by the Committee for purposes of target payout of the cash bonuses is intended to approximately mirror the Company’s annual EPS guidance to investors. The performance levels for payout of cash bonuses at threshold and maximum are then automatically set as a percentage of the target EPS level. Because the Committee’s pay philosophy is to pay less than median for base salary compared to the Company’s Peer Group, with the difference in median total cash pay to be made up by cash bonus, the threshold for payout is set at a level that is intended to be reasonably capable of achievement. Conversely, the target for maximum payout is set at a level that would require a fairly extraordinary effort to achieve.

In establishing these goals and evaluating results, the Committee may consider certain non-recurring or extraordinary items to be outside the normal course of business and not reflective of the Company’s core performance. Accordingly, the Committee’s determination of EPS results for payout under the Cash Bonus Plan may exclude these items. Further, under the plan, the Committee is authorized to consider negative discretion with respect to bonuses on an individual basis.

Payout of Cash Bonuses.  To pay these bonuses, the Company funds a bonus pool based on (1) the level of EPS achieved relative to the target EPS and (2) the target bonus available to each executive. For 2007, the following levels of EPS would fund the following results

•	Below Threshold	à	EPS < $1.85	à	No Bonuses Funded
•	Threshold	à	EPS = $1.85	à	40 percent of Target Pool
•	Target	à	EPS = $2.20	à	100 percent of Target Pool
•	Maximum	à	EPS = $2.55	à	200 percent of Target Pool

Accordingly, the bonus pool, and thus the maximum cash bonus award payable to each executive, is based entirely on company performance measures.

The Company uses two factors to distribute the pool. One-half of an executive’s funded award is paid automatically based on the Company’s EPS results. In this way, the Company retains a strong emphasis on consolidated results because no bonuses are funded unless the Company achieves a threshold level of EPS performance. For example, an executive with a target bonus equal to 50 percent of salary can earn an annual bonus equal to 25 percent of salary if the Company achieves its target EPS goal.

Under the Cash Bonus Plan, the Committee is only authorized to use negative discretion with respect to any awards under the plan. As such, payment of the other half of an executive’s funded award is based on the achievement of the executive’s individual performance goals, which allows the Committee to award less than the total amount funded for an executive by the Company’s EPS results if his/her individual performance is deemed by the Committee to be below expectations.

Individual Performance Measures.  Each executive typically has from six to 10 individualized goals. The goals are tied to the individual’s operating unit, functional area or department and they may consist of a mixture of quantitative measures (for example, revenue, operating profit, free cash flow and inventory goals) and qualitative measures (for example, operational and organizational improvements, product/service development and customer loyalty). The CEO establishes the individual goals for his management team at the beginning of each fiscal year and the Committee sets the CEO’s individual performance objectives.

In determining the effect of the individual performance measures on the executives’ cash bonus, the Committee has no set criteria, formula or weighting system, but instead bases its determination primarily on a subjective assessment made by the CEO and reported to the Committee. Accordingly, the individual performance goals act as a limiting factor in relation to the maximum potential cash bonus award funded by achievement of the Company’s performance measures.

For example, if an executive is deemed not to have achieved some or all of his individual performance goals, as determined by the CEO and recommended to the Committee, then the executive will receive a cash bonus award less than the maximum award funded, but not less then 50 percent of the funded award, which is based solely on achievement of the Company performance measure.

2007 Cash Bonus Plan Payout.  In 2007, the Company did not achieve the threshold level of EPS, and therefore, the executives did not receive cash bonuses under the Company’s Cash Bonus Plan.

Other Cash Bonus Actions.  While the Company’s EPS results for 2007 did not fund a bonus pool under the Company’s Cash Bonus Plan, revenue for the Company’s financial self-service and security businesses achieved 6 percent and 8 percent growth, respectively. Excluding the results of the Company’s election systems and lottery businesses, the Company’s EPS would have funded a pool approximately equal to threshold payout under the Company’s Cash Bonus Plan.

Accordingly, the Committee felt that it was appropriate to reward the Company’s executives, including certain Named Executive Officers, for the Company’s performance in 2007 notwithstanding these businesses. As a result, in February 2008, the Board of Directors, based on the recommendation of the Committee, approved discretionary cash bonuses to the executives, including the following Named Executive Officers: Thomas W. Swidarski, $360,000; Dennis M. Moriarty, $53,714; and James L.M. Chen, $113,964. As previously disclosed, in light of and in connection with the restatements of the Company’s financial statements, Messrs. Bucci and Krakora did not receive a discretionary cash bonus.

2008 Cash Bonus Plan Actions.  For 2008 cash bonuses to the Named Executive Officers, which are payable in 2009, the Committee again based the Company performance measures under the Cash Bonus Plan on the attainment by the Company of certain target levels of EPS.

Long-Term Incentives

Overview.  The 1991 Plan provides the Company flexibility in the types of long-term incentives, or LTI, it can award to executives, including the Named Executive Officers, and includes stock options, performance shares, restricted stock and restricted stock units, or RSUs. The LTI granted in 2007 — collectively and individually — support the Company’s pay philosophy:

•	Stock options align executives’ interests with those of shareholders because options only produce rewards to executives if the Company’s stock price increases after options are granted.

•	Performance shares reward executives for achieving sustained financial results as well as for increasing the Company’s stock price. As a result, they tie rewards to performance and provide an additional means to own stock.

•	Special grants of restricted stock and/or RSUs help in attracting and retaining key executives. Normally, however, the Company’s LTI focus on options and performance shares.

LTI opportunities are based largely on competitive practices of the Company’s Peer Group. In addition, the Committee takes into account the competitiveness of executives’ target cash pay (salary plus target bonus) and competitive total pay levels. This dollar difference represents the target value of LTI that the Committee delivers in the form of options and performance shares.

Stock Options.  Approximately 50 percent of the target LTI is delivered in the form of stock options. In this manner, the Committee strikes a balance between awards tied only to stock price appreciation and those based on the full value of the Company’s common shares, as well as other performance factors. LTI delivered in the form of stock options are valued using the Black-Scholes option valuation method, the same one used by the Company to determine its accounting cost.

Grant guidelines are developed according to an executive’s salary grade or level, organizational level, reporting relationships and job responsibilities, in order to maintain internal equity in the grants to participants. Actual grants also vary based on an assessment of several factors, including the market value of the Company’s common shares, the Company’s financial performance, shares available under the 1991 Plan, an individual’s target total compensation and his or her performance against individual performance goals.

Executives, including the Named Executive Officers, receive option grants with the following characteristics:

•	Non-qualified stock options, which provide the Company with a tax deduction at the time of exercise to the degree executives incur taxable income.

•	Exercise price equal to the closing price of the Company’s common shares on the date of grant so that executives do not receive options that are “in the money.”

•	Vest ratably over a four-year period to support executive retention.

•	Expire ten years after the date of grant to reward for long-term stock price appreciation.

•	Immediately vest upon a change-in-control of the Company.

•	Allow the Company to recover shares or proceeds of any exercise in the event the executive engages in any detrimental activity, as defined in the grant documents.

On occasion, the Committee has granted stock options to executives with special vesting requirements in order to emphasize retention and to reward only for sustained long-term results. Typically, under these special vesting requirements, the award does not vest until the seventh anniversary of the grant. One-half of the award may vest early if the Company’s stock price reaches a certain price per share for a specified number of trading days, and the other half of the award may vest early if the Company’s stock reaches a second, higher price per share for a specified number of trading days.

Grants of stock options approved by the Committee to the Named Executive Officers during 2007 can be found below under “2007 Grants of Plan-Based Awards.”

Performance Shares.  The Committee delivers the remaining 50 percent of target LTI in the form of performance shares. Performance shares are earned over a three-year performance period, determined as of the date of the Company’s fourth quarter and year-end earnings release immediately following such performance period, with actual awards varying from target based on the achievement of financial objectives established by the Committee at the start of the period. No dividends are paid on performance shares until earned.

The award of performance shares in this way is consistent with the Committee’s objective to take a balanced approach to LTI by rewarding sustained financial performance as well as stock price appreciation. The expected value of a performance share at the time of grant (based on the Company’s stock price) determines the number of target performance shares potentially awarded. The Committee then develops performance share grant guidelines on the same principles used to develop stock option grant guidelines.

Executives, including the Named Executive Officers, received target performance share awards for the 2007 to 2009 period with the following characteristics:

•	The Company’s TSR for the period relative to the Peer Group and the S&P Mid-Cap 400 Index determines the actual number of performance shares earned. Results in each area are weighted equally. This approach underscores the importance of providing shareholder returns equal to or greater than those companies similar to the Company. Moreover, it also balances the focus of stock options, the value of which are tied to the absolute growth in the Company’s stock price.

•	The actual number of shares earned ranges from 0 percent to 200 percent of an individual’s target award.

¡	If the Company’s relative TSR is below each group’s 20th percentile, no performance shares are earned. As a result, the Committee requires executives to provide shareholders a minimally acceptable return before any rewards can be earned.

¡	Executives can earn the maximum number of shares if the Company’s TSR equals or exceeds the 80th percentile of each group. In this manner, executives receive the highest level of rewards under the plan only when the Company’s performance is superior to that of other similar companies.

¡	A matrix is used to determine awards for results between threshold and maximum.

For the 2005 to 2007 performance period, executives received performance shares approximately equal to 29 percent of target. Goals for this period were similar to those established for the 2007 to 2009 period. The Company’s TSR performance relative to the Peer Group and the S&P Mid-Cap 400 Index determined actual awards, with results in each area equally weighted. Each measure had threshold and maximum results, with a matrix used to determine awards for performance between threshold and maximum. An executive’s individual performance is not a factor in determining actual performance shares awarded.

The Company’s TSR for the 2005 to 2007 period was 34th in the Peer Group and 309th in the S&P Mid-Cap 400 Index. This was between the threshold and maximum performance objectives set at the start of the period and produced an award equal to 29 percent of the target award. Executives received shares equal to this percent of target, as no discretion was used to increase or decrease the results based on the Company’s relative TSR. Accordingly, the performance shares earned by the Named Executive Officers for the 2005 to 2007 performance period were as follows: Thomas W. Swidarski, 2,668 shares; Dennis M. Moriarty, 812 shares; and James L.M. Chen, 1,044 shares. As previously disclosed, in light of and in connection with the restatements of the Company’s financial statements, Messrs. Krakora and Bucci did not receive performance shares for the 2005 to 2007 performance period.

Restricted Stock and RSUs.  At times, the Company may hire new executives or a current executive may take on a new role or greatly expanded responsibilities. As a result, the Committee believes that it is sometimes important to provide such executives with an additional incentive in the form of restricted stock or RSUs. These awards typically vest three years after the date of grant and may include performance features for early vesting. The purpose of these awards is to ensure retention of the executives’ services for a specified period of time and to enhance their incentive for building shareholder value. In furtherance of these purposes, in 2007, Mr. Swidarski was awarded 40,000 RSUs. None of the other Named Executive Officers received restricted stock or RSUs in 2007.

Perquisites and Other Personal Benefits

The Company’s executives, including the Named Executive Officers, are also eligible to participate in the following additional pay elements as part of their total pay package.

Benefits

The Company provides executives with medical, dental, long-term disability, life insurance and severance benefits under the same programs used to provide benefits to all U.S.-based associates. Executives may buy additional life insurance coverage at their own expense, but not long-term disability. The maximum life insurance that may be bought by an executive is $1.5 million. Executives’ benefits are not tied to individual or Company performance, which is the same approach used for other associates. Moreover, changes to executives’ benefits reflect the changes to the benefits of other associates.

Perquisites

The Company provides its executives with perquisites that are also not tied to individual or Company performance. The Committee believes that these benefits are set at a reasonable level, are highly valued by recipients, have limited cost, are part of a competitive reward program and help in attracting and retaining high quality executives. The Company’s executives receive the following perquisites, the values of which differ based on an executive’s reporting level:

•	Company car or car allowance, including: repair and maintenance allowance, and insurance allowance.

•	Country club memberships, which are anticipated to be used for business as well as personal purposes.

•	Reimbursement for financial planning services to assist executives in managing the rewards earned under the Company’s programs.

•	A complete annual physical exam, including: assessment of overall health, screening and risk reviews for chronic diseases, exercise and dietary analysis, and other specialty consultations.

The Committee periodically reviews the Company’s practices in this area and makes any necessary adjustments based on competitive practices, consistency with the Company’s total pay philosophy and objectives, and cost to provide these personal benefits. As a result of its review, beginning in 2008, the Company will no longer provide tax gross-ups in connection with any executive perquisites.

Deferred Compensation

Executives, including the Named Executive Officers, have the ability to defer receipt of annual cash bonuses and performance shares pursuant to the Company’s 2005 Deferred Incentive Compensation Plan. Current investment choices under the plan for cash deferrals (cash bonuses and dividends on deferred performance shares) mirror those in the Company’s 401(k) plan, except Company stock. As a result, the plan offers executives another means to save for retirement. The Company’s deferred compensation plan does not provide participants with additional pay, but merely provides a tax deferred investment vehicle. Deferrals represent earned incentives that would have been paid to the executive except for the voluntary election of the executive. Moreover, the Company does not guarantee any specific rate of return and does not contribute to the return that may be earned. As a result, the current program does not increase the Company’s compensation costs.

Retirement

The Company also maintains qualified and non-qualified retirement programs. The executives, including the Named Executive Officers, participate in the Company’s qualified defined benefit (pension) and defined contribution (401(k)) plans on the same terms as all other associates. Under the Company’s 401(k) plan, for executives hired prior to July 1, 2003, the Company will match 60 percent of the first 3 percent of pay that is contributed by the associate to the plan, and 40 percent of the next 3 percent of pay contributed. For executives hired on or after such date, the Company will match 100 percent of the first 3 percent of pay that is contributed by the associate to the plan, and 60 percent of the next 3 percent of pay contributed.

The Company also has four non-qualified supplemental retirement plans as follows: the Supplemental Executive Retirement Plan I, or SERP I, the Pension Supplemental Executive Retirement Plan, or Pension SERP, the Pension Restoration Supplemental Executive Retirement Plan, or Pension Restoration SERP, and the 401(k) Restoration Supplemental Executive Retirement Plan, or 401(k) Restoration SERP.

The Pension SERP, Pension Restoration SERP and 401(k) Restoration SERP became effective January 1, 2007:

•	Pension SERP. This plan is designed to provide participants a total benefit equal to 50 percent of final average cash pay (defined as salary and bonus) from all sources of company-provided retirement income (qualified retirement plan, defined benefit/defined contribution restoration SERP, one-half of Social Security and the Pension SERP). Changes in participants’ salaries and annual bonuses can affect the magnitude of benefits provided under these plans.

•	Restoration SERPs. Benefits under these plans are determined under the same basis as the Company’s qualified defined contribution and defined benefit retirement plans, the latter of which is closed to new participants. These plans make up for benefits that might have been limited because of Internal Revenue Service pay limits.

The Committee added these non-qualified supplemental retirement plans to:

•	Provide retirement benefits as a percent of pay comparable to that of other associates who are not constrained by regulatory limits.

•	Replace lost retirement income due to regulatory limits.

•	Offer competitive benefits to newly appointed senior executives.

•	Enhance the retention and recruitment of high-quality executives.

These plans are described in more detail below under “2007 Pension Benefits.”

Participation in the plans is limited to executive officers in positions that help develop, implement and modify the Company’s long-term strategic plan, as nominated by the CEO and approved by the Committee.

Mr. Bucci participates in the SERP I, but is not eligible for early retirement. Mr. Swidarski, Mr. Krakora, and Mr. Moriarty participate in the Pension SERP, Pension Restoration SERP and the 401(k) Restoration SERP; however, any benefits accrued under the Restoration SERPs offset benefits accrued under the Pension SERP to avoid duplication of benefits provided.

Employment Agreements

The Company typically only enters into employment agreements with the CEO and also the President when that title is held by someone other than the CEO. When an employment agreement is deemed necessary, the Committee usually models the agreement after prior employment agreements, and makes adjustments as necessary given, among other factors, a competitive analysis of the market for the position, the needs of the Company and the relative experience level of the individual accepting the position. These employment agreements may then go through a negotiation process with the individual and his or her legal counsel.

Change-in-Control Benefits

The Company has an historical practice of providing change-in-control agreements to its executive officer, including the Named Executive Officers. These agreements provide executives with the potential for continued employment for three years following a change-in-control. As a result, these agreements help retain these executives and provide for management continuity in the event of an actual or threatened change-in-control. They also help ensure that the executives’ interests remain aligned with shareholders’ interests during a time when their continued employment may be in jeopardy. Finally, they provide some level of income continuity should an executive’s employment be terminated without cause.

The agreements provide:

•	Severance of three times salary for the CEO and two times salary for the other Named Executive Officers and other executives.

•	One year of continued participation in employee retirement income, health and welfare benefit plans, including all executive perquisites.

•	One year of additional service for determining the executives’ non-qualified retirement benefits.

Change-in-control benefits are only paid upon the occurrence of two events, a so-called “double trigger.” First, there must be a “change-in-control” of the Company, as defined in the agreements. Second, the executives must be terminated without cause or they must terminate their own employment for good cause, as described in the agreements. In this manner, benefits are only paid to executives if they are adversely affected by a change-in-control, consistent with the agreements’ objectives.

The terms and conditions of these agreements are identical in all material respects, except for the multiple of base salary noted above. The Committee periodically reviews the Company’s policy with respect to these change-in-control agreements, and in 2006 engaged Towers Perrin to provide a competitive analysis of the Company’s practices. It was determined that this type of agreement was still a valued component of overall compensation for purposes of attracting and retaining quality executive officers. Based upon these reviews, the Committee believes its change-in-control benefits, providing for payments of two and three times base salary, as applicable, are below median levels for executives in similar positions in its Peer Group and at other comparable companies and, therefore, remained consistent with the Committee’s philosophy relative to these types of awards. As such, the Committee approved the continued award of these agreements to new executives. The Committee does not take the value of these agreements into consideration when making any other compensation decisions.

Separation Agreements

It is also the Company’s historical practice to enter into separation agreements with its executive officers upon their separation from service, in order to reinforce that individual’s confidentiality, non-competition and non-solicitation obligations. As with employment agreements, the Committee usually models the agreement after prior separation agreements, and makes appropriate adjustments, taking into consideration the past service of the individual, the reason for the separation and any other factors the Committee deems relevant. These separation agreements generally then go through a negotiation process with the individual and his or her legal counsel. These agreements are only prepared at the time of an executive’s separation from the Company, and as such, do not affect the Committee’s decisions on other compensation elements.

Expatriate Benefits

Executives sent on expatriate assignments receive payments to cover housing, automobile and other expenses under the Company’s standard expatriate policies. With the exception of Mr. Chen, who was asked to relocate to China when he was hired by the Company, none of the Named Executive Officers received expatriate benefits in 2007. Mr. Chen’s expatriate benefits are described in more detail below in footnote 4 to the “2007 Summary Compensation Table.”

Other Compensation Policies

Stock Ownership Guidelines

The Company established stock ownership guidelines for its executives in 1996. Ownership guidelines reinforce the primary goals of the Company’s LTI: build stock ownership among executives and ensure their long-term economic interests are aligned with those of other shareholders.

Prior to 2007, ownership guidelines were based on a multiple of an executive’s salary, the executive’s stock holdings and the Company’s stock price, and as a result, changes in these criteria could change the number of shares required to meet the executive’s guideline. As such, in 2006 the Committee reviewed the Company’s ownership guidelines, and found that the Company’s ownership guidelines were well-above median levels for executives in similar positions in its Peer Group and at other comparable companies. The Company’s approach to LTI supported this practice, as LTI were usually set above median levels. However, in 2007, the Company modified its ownership requirements to:

•	Provide shareholders and executives a clearer view on the level of ownership required.

•	Increase the financial flexibility executives have in meeting those requirements.

•	Maintain executives’ commitment to share ownership once ownership targets are achieved.

As a result, the Company adopted fixed share ownership guidelines. The new levels of ownership set forth in these guidelines are approximately the same as the Company’s pre-existing ownership guidelines based on the executives’ current salaries and the Company’s stock price on October 5, 2006.

•	Chief Executive Officer: 130,000 shares

•	President and Chief Operating Officer: 100,000 shares

•	Executive and Senior Vice Presidents: 50,000 shares

•	Vice Presidents and Group Vice Presidents: 25,000 shares

•	Other Senior Management: 15,000 shares.

In addition, until guidelines are met, executives must hold at least 80 percent of the net shares of stock received from any equity-based awards, after deductions for taxes and exercise costs. Once the guidelines are met, the executives are required to hold at least 40 percent of the net shares of stock received from any equity-based awards, after such deductions.

In determining an executive’s stock holdings, the Company counts the shares directly owned by the executive, including unvested restricted shares and shares deferred pursuant to the Company’s deferred compensation program, as well as the following stock equivalents: deferred shares/RSUs and the potential after-tax shares owned through the executive’s 401(k) savings plan account. Outstanding options and unearned performance shares do not count toward the executives’ stock ownership guidelines.

The stock holdings of the Named Executive Officers are set forth below under “Security Ownership of Directors and Management.”

The Committee reviews management’s stock holdings annually to monitor progress toward the stock ownership guidelines. However, the Company does not impose any penalties on executives who fail to meet the stock ownership guidelines. This is because the new guidelines mandate some level of stock ownership whenever an executive would realize any value from an equity-based award. Moreover, the Company does not allow executives to hedge the economic risk associated with stock ownership.

Company-Imposed Black-Out Periods

Any time an executive of the Company is in possession of material non-pubic information, he or she is prohibited from trading in Company stock. Apart from these trading restrictions, the Company also prohibits executives, including the Named Executive Officers, from trading during a Company-imposed black-out period that begins on the first day of the third month of each quarter and extends through the third business day following the Company’s quarterly earnings release, which is typically issued during the last week of the first month of the following quarter. Company-imposed black-out periods are an example of good corporate governance and help to protect both the Company and the individual from allegations of insider trading violations. However, the Company’s black-out policy was not intended to penalize employees for this type of positive corporate behavior.

Due to such a black-out period imposed by the Company, employees of the Company who received a stock option grant in 1997 under the 1991 Plan were recently unable to exercise their outstanding options under this 1997 grant prior to the expiration of such options. As a result, in February 2007, the Committee determined that it was in the best interests of the Company to grant affected employees, including certain of the Named Executive Officers, a cash distribution equivalent to the difference between the exercise price of the expired stock options and the fair market value of the Company’s Common Stock on the date of expiration of the options.

As a result of the expiration of the 1997 stock option grants, the following Named Executive Officers received the following cash distributions, which amounts are reflected in the “2007 Summary Compensation Table” below:

	Stock Options (#)	Cash Dist. ($)
Thomas Swidarski	900	5,913
David Bucci	2,250	14,783
Dennis Moriarty	3,000	19,710

Limitations on Deductibility of Compensation

Section 162(m) of the Internal Revenue Code generally limits the tax deductibility of compensation paid by a public company to its CEO and certain other highly compensated executive officers to $1 million in the year the compensation becomes taxable to the executive. There is an exception to the limit on deductibility for performance-based compensation that meets certain requirements.

In order to qualify as performance-based compensation, the Company’s compensation plans must meet certain requirements, including shareholder approval. The Company has taken steps intended to ensure it is not adversely affected by Section 162(m). To that end, the Company’s annual bonuses, grants of performance shares and awards of stock options are designed to meet the section’s deductibility requirements. Nevertheless, the Committee also believes that it must maintain flexibility to take actions that it deems to be in the best interests of the Company, but that may not qualify for tax deductibility under Section 162(m).

Base salaries and grants of restricted stock do not qualify as performance-based compensation and would not be excluded from the limitation on deductibility. As a result, the Company has a policy pursuant to which certain executives have entered into agreements to automatically defer amounts affected by the $1 million limitation until the time when that limitation no longer applies.

EXECUTIVE COMPENSATION

The table below summarizes the total compensation paid or earned by each of the Named Executive Officers of the Company for the fiscal year ended December 31, 2007. The amounts shown include compensation for services in all capacities that were provided to the Company.

2007 Summary Compensation Table

							Change in
							Pension
							Value and
							Non-qualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
		Salary	Bonus(1)	Awards(2)	Awards(3)	Compensation	Earnings(4)	Compensation(5)	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Thomas W. Swidarski	2007	687,111	365,913	1,096,523	898,350	0	177,000	70,835	3,295,732
President and Chief	2006	550,000	0	674,188	597,741	392,500	21,000	93,727	2,329,156
Executive Officer
Kevin J. Krakora	2007	375,354	0	716,351	219,988	0	127,000	38,668	1,477,361
Executive Vice President	2006	320,000	0	381,635	158,861	171,273	11,000	44,578	1,087,347
and Chief Financial Officer
David Bucci	2007	322,037	14,783	521,271	251,432	0	0	42,753	1,152,276
Senior Vice President,	2006	302,940	0	543,001	604,016	154,035	0	51,174	1,655,166
Customer Solutions Group
Dennis M. Moriarty	2007	275,855	73,424	583,214	119,827	0	125,000	35,171	1,212, 491
Senior Vice President,	2006	250,000	0	279,983	115,495	130,462	16,000	37,581	829,521
Global Security Division
James L.M. Chen	2007	292,215	113,964	269,869	118,480	0	n/a	236,864	1,031,392
Senior Vice President,	2006	—	—	—	—	—	—	—	—
EMEA/AP Divisions

(1)	For 2007, this column reflects discretionary bonuses paid to the Named Executive Officers as discussed above under “Compensation Discussion and Analysis,” as well as a Board-approved cash payout to compensate for expiring stock option grants as further discussed below under “Narrative Disclosure to 2007 Summary Compensation Table and 2007 Grants of Plan-Based Awards Table.”

(2)	For 2007, this column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2007 fiscal year for the fair value of performance shares, restricted shares and special RSUs granted in 2007 and in prior years, in accordance with SFAS 123 (R). Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For restricted shares and RSUs, the fair value is calculated using the fair market value on the date of grant, taken ratably over the stated restricted period or vesting period, as applicable. For performance shares, the fair value is calculated using a trinomial lattice valuation model, using Monte Carlo simulation, to determine the assumed payout. The fair market value on the date of grant at the assumed payout is then taken ratably over the stated performance period. For the 2005-2007, 2006-2008 and 2007-2009 performance periods, the assumed payouts were 103.4 percent, 124.2 percent and 124.1 percent, respectively. The performance shares (at target) and special RSUs awarded to the Named Executive Officers in 2007 are reflected below under “2007 Grants of Plan-Based Awards.” The terms of the performance shares and special RSUs are discussed in more detail above under “Compensation Discussion and Analysis.” For additional information on performance shares, restricted shares and RSUs awarded to the Named Executive Officers in prior years, see below under “Outstanding Equity Awards at 2007 Fiscal Year-End.” These amounts reflect the Company’s accounting expense for these awards, and do not necessarily correspond to the actual value that will be realized by the Named Executive Officers.

(3)	For 2007, this column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2007 fiscal year for the fair value of stock options granted to the Named Executive Officers in 2007 and in prior years, in accordance with SFAS 123 (R). Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The assumptions used in calculating the fair value of these stock options can be found under Note 9 to the Consolidated Financial Statements in this Annual Report on Form 10-K for the year ended December 31, 2007. The stock options awarded to the Named Executive Officers in 2007 are reflected below under “2007 Grants of Plan-Based Awards.” For additional information on stock options awarded to the Named Executive Officers in prior years, see below under “Outstanding Equity Awards at 2007 Fiscal Year-End.” These amounts reflect the Company’s accounting expense for these awards, and do not necessarily correspond to the actual value that will be realized by the Named Executive Officers.

(4)	For 2007, the amounts shown are the difference between the value of pension benefits earned as of December 31, 2007 based on a 6.50 percent discount rate and the RP-2000 Mortality Table and the value of pension benefits earned as of December 31, 2006 based on a 6.125 percent discount rate and the RP-2000 Mortality Table. The values were determined assuming the probability is nil that the Named Executive Officer will terminate, retire, die or become disabled before normal retirement date. There was no above-market or preferential interest earned by any Named Executive Officer in 2007 on non-qualified deferred compensation.

(5)	For 2007, the amounts reported for “All Other Compensation” consist of amounts provided to the Named Executive Officers with respect to (a) the use of an automobile or cash in lieu thereof, (b) club memberships, (c) the dollar value of insurance premiums paid by the Company for the benefit of the executive, (d) amounts contributed for the executive under the Company’s 401(k) plan, (e) financial planning services/tax assistance and (f) other (for Mr. Chen, this amount includes the following: cost of living allowances for the location of his residence in Shanghai, China: a housing allowance in the amount of $111,000; a goods and services allowance in the amount of $37,000; pension payments in the amount of $43,118; utility payments in the amount of $10,292; and miscellaneous other benefits). The Named Executive Officers also received an additional perquisite in the form of an annual physical exam.

	All Other Compensation ($)
Names	(a)	(b)	(c)	(d)	(e)	(f)
Thomas W. Swidarski	27,435	19,603	1,395	7,402	15,000	0
Kevin J. Krakora	11,554	5,777	1,187	7,575	12,575	0
David Bucci	13,576	9,503	2,087	7,587	10,000	0
Dennis M. Moriarty	17,402	5,515	897	7,627	3,730	0
James L.M. Chen	30,144	840	0	0	0	205,880

2007 Grants of Plan-Based Awards

								All Other	All Other
								Stock	Option
								Awards:	Awards:		Grant Date
		Estimated Possible Payouts			Estimated Future Payouts			Number of	Number of	Exercise or	Fair Value
		Under Non-Equity Incentive			Under Equity Incentive			Shares of	Securities	Base Price	of Stock and
		Plan Awards(1)			Plan Awards(2)			Stock or	Underlying	of Option	Option
	Grant	Thresh	Target	Max	Thresh	Target	Max	Units	Options(3)	Awards	Awards(4)
Name	Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Sh)	($)
Thomas W. Swidarski	2/14/07	—	—	—	—	—	—	40,000	—	47.27	1,890,800
	2/14/07	—	—	—	6,000	20,000	40,000	—	—	—	945,400
	2/14/07	274,844	687,111	1,374,222	—	—	—	—	—	—	—
Kevin J. Krakora	2/14/07	—	—	—	—	—	—	—	25,000	47.27	363,000
	2/14/07	—	—	—	3,000	10,000	20,000	—	—	—	472,700
	2/14/07	112,606	281,516	563,031	—	—	—	—	—	—	—
David Bucci	2/14/07	—	—	—	—	—	—	—	20,000	47.27	290,400
	2/14/07	—	—	—	3,000	10,000	20,000	—	—	—	472,700
	2/14/07	96,611	241,528	483,056	—	—	—	—	—	—	—
Dennis M. Moriarty	2/14/07	—	—	—	—	—	—	—	9,500	47.27	137,940
	2/14/07	—	—	—	1,500	5,000	10,000	—	—	—	236,350
	2/14/07	82,757	206,891	413,782	—	—	—	—	—	—	—
James L.M. Chen	2/14/07	—	—	—	—	—	—	—	9,500	47.27	137,940
	2/14/07	—	—	—	1,500	5,000	10,000	—	—	—	236,350
	2/14/07	87,665	219,161	438,322	—	—	—	—	—	—	—

(1)	This column presents information about the potential payout under the Company’s Annual Cash Bonus Plan for fiscal year 2007, payable in February 2008. Because the Company did not achieve the threshold performance measure, no amounts were paid for fiscal year 2007 under the Annual Cash Bonus Plan. For a more detailed description of the related performance measures for the Annual Cash Bonus Plan, see above under “Compensation Discussion and Analysis.”

(2)	This column presents information about performance shares awarded during 2007 pursuant to the 1991 Plan. The performance measures are calculated over the three-year period beginning on January 30, 2007 through the day of the Company’s annual earnings release in January 2010. No amount is payable unless the threshold amount is exceeded. The maximum award amount, which can be up to 200 percent of the target amount, will be earned only if the Company achieves the maximum performance measure. For a more detailed description of performance shares and the related performance measures, see above under “Compensation Discussion and Analysis.”

(3)	All stock option grants were new and not granted in connection with an option re-pricing transaction, and the terms of the stock options were not materially modified in 2007.

(4)	The value of performance shares was calculated using the closing market price of the shares (at target) on the grant date and reflects the total amount that the Company would expense in its financial statements over the awards’ three-year performance period, in accordance with SFAS 123 (R). The assumptions used in calculating the assumed payout of performance shares is discussed in footnote 1 to the “2007 Summary Compensation Table.” For stock options, the fair value is calculated using the Black-Scholes value on the grant date of $14.52, calculated in accordance with SFAS 123 (R). The assumptions used in calculating the fair value of these stock options can be found under Note 9 to the Consolidated Financial Statements in this annual report on Form 10-K for the year ended December 31, 2007.

Narrative Disclosure to 2007 Summary Compensation Table
and 2007 Grants of Plan-Based Awards Table

Many of the details on the amounts for the Named Executive Officers reflected in the “2007 Summary Compensation Table” and the “2007 Grants of Plan-Based Awards” table are discussed in the footnotes to the tables or elsewhere in this Item 11, for example, above under “Compensation Discussion and Analysis.” However, the following narrative is intended to further clarify these amounts or provide further explanation on the decision-making process relative to these amounts.

In addition, the Company feels that the table following this narrative, which consolidates certain columns from the “2007 Summary Compensation Table” (Salary, Effective Bonus (defined below) and All Other Compensation) with columns from the

“2007 Grants of Plan-Based Awards” table (Grant Date Fair Value of Stock and Option Awards), provides a clearer illustration of the total pay provided to the Company’s Named Executive Officers in 2007 or pay provided to the Company’s Named Executive Officers in 2008 for 2007 performance. These columns reflect actual cash compensation received, as well as the fair value on the date of grant of equity compensation and are not calculated in accordance with SEC regulations or guidance.

Mr. Swidarski’s Employment Agreement

In April 2006, the Company entered into an employment agreement with Mr. Swidarski, with a term of two years and with automatic one-year renewals thereafter unless either party notifies the other at least six months before the scheduled expiration date that the term is not to renew. Pursuant to his agreement, Mr. Swidarski was to receive a base salary of $550,000 for the first year, with a cash bonus opportunity up to 200 percent of base salary, as well as other compensation. Further, as part of his employment agreement, Mr. Swidarski is also entitled to the following perquisites: a monthly auto allowance up to $3,295; financial planning and tax preparation services up to $20,000 annually; country club dues and fees; and an annual physical examination. Mr. Swidarski had previously been entitled to a tax gross-up on his auto allowance, but he agreed to the discontinuance of this benefit in 2007.

In the event that Mr. Swidarski is terminated without cause, he is entitled to receive severance payments, including: a lump sum amount equal to two years base salary; a lump sum amount equal to twice his target annual cash bonus for the year in which termination occurs; a pro rata annual cash bonus for the year in which termination occurs, but only to the extent an annual cash bonus is paid to others for the year of termination; and continued participation in the Company’s employee benefits plans for a period of two years (not including any qualified or non-qualified pension plan or 401(k) plan). Mr. Swidarski is also subject to non-competition and non-solicitation obligations for a period of two years following his termination of employment, regardless of the circumstances surrounding such termination.

Other than Mr. Swidarski, the Company has not entered into any employment agreements with any of the other Named Executive Officers.

Change in Pension Value and Non-qualified Deferred Compensation Earnings

These benefits are discussed in more detail below under “2007 Pension Benefits”; however, the benefit values for Mr. Bucci remain at zero, primarily due to an increase in the discount rate used to determine the pension values. The benefit values for Mr. Swidarski, Mr. Krakora and Mr. Moriarty reflect their January 1, 2007 participation in the Pension SERP and Restoration SERPs based upon eleven, six and eleven years of service, respectively.

Base Salary

Based on the fair value of equity awards granted to Named Executive Officers in 2007, “Salary” accounted for approximately 24 percent of the total pay to the Named Executive Officers, while short- and long-term performance-based compensation accounted for approximately 70 percent of the total compensation to the Named Executive Officers.

Bonus vs. Non-Equity Incentive Plan Compensation

Cash bonus payments for 2007 performance made to the Named Executive Officers in 2008 under the Company’s Annual Cash Bonus Plan would typically be reflected in the “2007 Summary Compensation Table” under the column “Non-Equity Incentive Plan Compensation.” One-time cash payments made to the Named Executive Officers in 2007, or made in 2008 and attributable to 2007 performance, that are not made pursuant to a Company plan would typically be reflected in the “Bonus” column. These aggregate bonus payments comprise the “Effective Bonus” awarded to the Named Executive Officers in the table below.

As discussed above under “Compensation Discussion and Analysis,” there were no payouts made to Named Executive Officers under the Company’s Annual Cash Bonus Plan. However, discretionary bonuses were awarded in 2008 for 2007 performance, and these amounts are reflected in the “Bonus” column in the “2007 Summary Compensation Table” above, and in the “Effective Bonus” column in the “2007 Actual Compensation” table below.

In addition to these discretionary bonuses, these columns also reflect the following Board-approved cash payouts made in 2007 to compensate certain of the Named Executive Officers for expiring stock option grants, as discussed above under “Compensation Discussion and Analysis”:

	Stock Options (#)	Cash Dist. ($)

Thomas Swidarski	900	5,913
David Bucci	2,250	14,783
Dennis Moriarty	3,000	19,710

Stock and Option Awards

Because the value of equity awards in the “2007 Summary Compensation Table” is based on the grant date fair value determined in accordance with SFAS 123(R), which may include prior years’ awards, the percentages indicated in the above narrative under “Base Salary” may not be able to be derived using the amounts reflected in that table. The table below reflects the grant date fair value as reflected in the “Grant Date Fair Value of Stock and Option Awards” column in the “2007 Grants of Plan-Based Awards” table above. The percentages in the above narrative under “Base Salary” are derived using these amounts.

2007 Actual Compensation
(Not calculated in accordance with SEC regulations or guidance)

			Stock	Option	All Other
	Base Salary	Effective Bonus	Awards	Awards	Compensation	Total Value
Name	($)	($)	($)	($)	($)	($)

Thomas W. Swidarski	687,111	365,913	2,836,200	0	70,835	3,960,059
Kevin J. Krakora	375,354	0	472,700	363,000	38,668	1,249,722
David Bucci	322,037	14,783	472,700	290,400	42,753	1,142,673
Dennis M. Moriarty	275,855	73,424	236,350	137,940	35,171	758,740
James L.M. Chen	292,215	117,721	236,350	137,940	236,864	1,021,090

Outstanding Equity Awards at 2007 Fiscal Year-End

The following table provides information relating to exercisable and unexercisable stock options as of December 31, 2007 for the Named Executive Officers. In addition, the following table provides information relating to grants of restricted shares, RSUs and performance shares to the Named Executive Officers that have not yet vested as of December 31, 2007. No stock appreciation rights were outstanding as of December 31, 2007.

		Option Awards(1)					Stock Awards
				Equity				Market
				Incentive				Value of
				Plan Awards:				Shares or	Equity Incentive Plan Awards:
				Number				Units of		Market or Payout
		Number of Securities		of Securities				Stock		Value of Unearned
		Underlying		Underlying				That	Number of Unearned	Shares, Units or
		Unexercised		Unexercised	Option		Number of Shares or	Have	Shares, Units or	Other Rights That
	Grant	Options		Unearned	Exercise	Option	Units of Stock That	Not	Other Rights That	Have Not
	Date of	Exercisable	Unexercisable	Options	Price	Expiration	Have Not Vested(2)	Vested(3)	Have Not Vested(4)	Vested(3)
Name	Award	(#)	(#)	(#)	($)	Date	(#)	($)	(#)	($)

Thomas W. Swidarski	1/29/98	600	—	—	47.53	1/28/08	—	$—	—	$—
	1/28/99	1,300	—	—	34.81	1/27/09	—	—	—	—
	1/27/00	1,500	—	—	22.88	1/26/10	—	—	—	—
	2/7/01	8,000	—	—	28.69	2/6/11	—	—	—	—
	2/6/02	15,000	—	—	36.59	2/5/12	—	—	—	—
	2/5/03	20,000		—	36.31	2/4/13	—	—	—	—
	2/11/04	18,750	6,250	—	53.10	2/10/14	—	—	—	—
	2/10/05	11,450	11,450	—	55.23	2/9/15	—	—	—	—
	12/12/05	75,000	75,000	—	37.87	12/11/15	—	—	—	—
	2/14/07	—	—	—	—	—	40,000	1,159,200	—	—
	2/6/02	—	—	—	—	—	—	—	700	20,286
	2/11/05	—	—	—	—	—	—	—	9,200	266,616
	2/20/06	—	—	—	—	—	—	—	20,000	579,600
	2/14/07	—	—	—	—	—	—	—	20,000	579,600
Kevin J. Krakora	9/18/01	5,000	—	—	35.60	9/17/11	—	—	—	—
	2/6/02	10,000	—	—	36.59	2/5/12	—	—	—	—
	2/5/03	10,000	—	—	36.31	2/4/13	—	—	—	—
	2/11/04	5,250	1,750	—	53.10	2/10/14	—	—	—	—
	2/10/05	3,250	3,250	—	55.23	2/9/15	—	—	—	—
	2/20/06	6,250	18,750	—	39.43	2/19/16	—	—	—	—
	2/14/07	—	25,000	—	47.27	2/13/17	—	—	—	—
	2/20/06	—	—	—	—	—	7,500	217,350	—	—
	2/6/02	—	—	—	—	—	—	—	200	5,796
	2/11/05	—	—	—	—	—	—	—	3,800	110,124
	2/20/06	—	—	—	—	—	—	—	10,000	289,800
	2/14/07	—	—	—	—	—	—	—	10,000	289,800
David Bucci	1/29/98	9,000	—	—	47.53	1/28/08	—	—	—	—
	1/27/00	35,000	—	—	22.88	1/26/10	—	—	—	—
	2/7/01	25,000	—	—	28.69	2/6/11	—	—	—	—
	2/6/02	25,000	—	—	36.59	2/5/12	—	—	—	—
	2/5/03	25,000	—	—	36.31	2/4/13	—	—	—	—
	2/11/04	18,750	6,250	—	53.10	2/10/14	—	—	—	—
	2/10/05	12,500	12,500	—	55.23	2/9/15	—	—	—	—
	2/20/06	6,250	18,750	—	39.43	2/19/16	—	—	—	—
	2/14/07	—	20,000	—	47.27	2/13/17	—	—	—	—
	2/10/05	—	—	—	—	—	1,250	36,225	—	—
	2/6/02	—	—	—	—	—	—	—	1,700	49,266
	2/11/05	—	—	—	—	—	—	—	9,400	272,412
	2/20/06	—	—	—	—	—	—	—	10,000	289,800
	2/14/07	—	—	—	—	—	—	—	10,000	289,800
Dennis M. Moriarty	1/29/98	1,500	—	—	47.53	1/28/08	—	—	—	—

		Option Awards(1)					Stock Awards
				Equity				Market
				Incentive				Value of
				Plan Awards:				Shares or	Equity Incentive Plan Awards:
				Number				Units of		Market or Payout
		Number of Securities		of Securities				Stock		Value of Unearned
		Underlying		Underlying				That	Number of Unearned	Shares, Units or
		Unexercised		Unexercised	Option		Number of Shares or	Have	Shares, Units or	Other Rights That
	Grant	Options		Une arned	Exercise	Option	Units of Stock That	Not	Other Rights That	Have Not
	Date of	Exercisable	Unexercisable	Options	Price	Expiration	Have Not Vested(2)	Vested(3)	Have Not Vested(4)	Vested(3)
Name	Award	(#)	(#)	(#)	($)	Date	(#)	($)	(#)	($)

	1/28/99	4,000	—	—	34.81	1/27/09	—	—	—	—
	1/27/00	4,000	—	—	22.88	1/26/10	—	—	—	—
	2/7/01	8,000	—	—	28.69	2/6/11	—	—	—	—
	2/6/02	8,000	—	—	36.59	2/5/12	—	—	—	—
	2/5/03	10,000	—	—	36.31	2/4/13	—	—	—	—
	2/11/04	5,250	1,750	—	53.10	2/10/14	—	—	—	—
	2/10/05	3,750	3,750	—	55.23	2/9/15	—	—	—	—
	2/20/06	2,500	7,500	—	39.43	2/19/16	—	—	—	—
	2/14/07	—	9,500	—	47.27	2/13/17	—	—	—	—
	2/10/05	—	—	—	—	—	750	21,735	—	—
	2/20/06	—	—	—	—	—	4,500	130,410	—	—
	2/6/02	—	—	—	—	—	—	—	800	23,184
	2/11/05	—	—	—	—	—	—	—	2,800	81,144
	2/20/06	—	—	—	—	—	—	—	5,000	144,900
	2/14/07	—	—	—	—	—	—	—	5,000	144,900
James L.M. Chen	2/6/02	5,000	—	—	36.59	2/5/12	—	—	—	—
	2/5/03	7,500	—	—	36.31	2/4/13	—	—	—	—
	2/11/04	6,000	2,000	—	53.10	2/10/14	—	—	—	—
	2/10/05	4,000	4,000	—	55.23	2/9/15	—	—	—	—
	2/20/06	2,000	6,000	—	39.43	2/19/16	—	—	—	—
	2/14/07	—	9,500	—	47.27	2/13/17	—	—	—	—
	2/20/06	—	—	—	—	—	750	21,735	—	—
	2/6/02	—	—	—	—	—	—	—	900	26,082
	2/11/05	—	—	—	—	—	—	—	3,600	104,328
	2/20/06	—	—	—	—	—	—	—	5,000	144,900
	2/14/07	—	—	—	—	—	—	—	5,000	144,900

(1)	With the exception of Mr. Swidarski’s award of 150,000 stock options, all of the stock options outstanding at 2007 fiscal year-end vest ratably over a four-year period beginning on the first anniversary of the date of grant. Mr. Swidarski’s award of 150,000 stock options has a seven-year cliff vest; however, one-half of the award may vest early if the Company’s stock price reaches $50 per share for 20 consecutive trading days, while the other half of the award may vest early if the Company’s stock price reaches $60 per share for 20 consecutive trading days.

(2)	This column reflects unvested RSUs and restricted shares granted to the Named Executive Officers that had not yet vested as of December 31, 2007. Included in this column are special grants of RSUs awarded to Messrs. Krakora, Moriarty and Chen on February 20, 2006 of 15,000 RSUs, 9,000 RSUs and 1,500 RSUs, respectively, with a seven-year cliff vest; however, pursuant to the terms of the RSUs, one-half of these awards vested on August 7, 2007, when the Company’s stock price reached $50 per share for 20 consecutive trading days. The remaining RSUs and restricted shares included in this column have a three-year cliff vest.

(3)	The market value was calculated using the closing price of the shares of $28.98 as of December 31, 2007.

(4)	This column reflects performance shares (at target) granted to the Named Executive Officer for the performance periods 2002 — 2009; 2005 — 2007; 2006 — 2008; and 2007 — 2009, that had not yet been earned as of December 31, 2007.

2007 Option Exercises and Stock Vested

	Option Awards		Stock Awards
	Number of Shares		Number of Shares
	Acquired on	Value Realized on	Acquired on	Value Realized on
	Exercise	Exercise	Vesting	Vesting(1)
Name	(#)	($)	(#)	($)

Thomas W. Swidarski	0	$0	0	$0
Kevin J. Krakora	0	0	7,500	397,875
David Bucci	0	0	0	0
Dennis M. Moriarty	0	0	4,500	238,725
James L.M. Chen	0	0	750	39,788

(1)	The value realized is calculated for RSUs and restricted shares by multiplying the number of shares of stock or units, as applicable, by the market value of the underlying securities of $53.05 on the vesting date of August 7, 2007.

2007 Pension Benefits

		Number of Years of	Present Value of	Payment During
		Credited Service	Accumulated Benefit(1)	Last Fiscal Year
Name	Plan Name	(#)	($)	($)

Thomas W. Swidarski	Qualified Plan	11.0833	$106,000	—
	Pension SERP	11.0833	122,000	—
	Pension Restoration SERP	11.0833	62,000	—
Kevin J. Krakora	Qualified Plan	6.0000	58,000	—
	Pension SERP	6.0000	96,000	—
	Pension Restoration SERP	6.0000	21,000	—
David Bucci	Qualified Plan	30.0000	1,463,000	—
	SERP I	30.0000	865,000	—
Dennis M. Moriarty	Qualified Plan	10.8333	129,000	—
	Pension SERP	10.8333	81,000	—
	Pension Restoration SERP	10.8333	33,000	—
James L.M. Chen		0	0	—

(1)	The values are determined based on a 6.50 percent discount rate and the RP-2000 Mortality Table and are calculated assuming that the probability is nil that a Named Executive Officer terminates, dies, retires or becomes disabled before normal retirement date.

All Named Executive Officers (except Mr. Chen) participate in the Diebold, Incorporated Retirement Plan for Salaried Employees, or Qualified Retirement Plan, which provides funded, tax-qualified benefits under the Internal Revenue Code to all salaried and non-union hourly employees of the Company who were hired before July 1, 2003. This plan provides benefits that are limited by Internal Revenue Code requirements applicable to all tax-qualified pension plans. The Company also maintains three defined benefit Supplemental Executive Retirement Plans, which provide unfunded, non-qualified benefits to select executives. The purpose of the SERPs is to provide additional benefits above those provided under the Qualified Retirement Plan. Mr. Bucci participates in SERP I, and Mr. Swidarski, Mr. Krakora and Mr. Moriarty participate in the Pension Restoration SERP and the Pension SERP. As noted above under “Compensation Discussion and Analysis,” the Company has made changes to its supplemental executive retirement plans effective as of January 1, 2007 and as detailed below.

Qualified Retirement Plan

The benefit provided under the Qualified Retirement Plan is payable as a life annuity beginning at normal retirement age (age 65). The benefit is determined based on the following formula:

•	0.8 percent of final average compensation up to the Covered Compensation level, plus

•	1.25 percent of final average compensation in excess of the Covered Compensation level,

•	the sum multiplied by years of service (subject to a maximum of 30 years).

In addition, a benefit equal to $50.40 times the number of years of service (subject to a maximum of 30 years) is added to the amount determined above.

Final average compensation is an average of the five highest consecutive full calendar years of salary and bonus out of the last ten full calendar years, with each year’s compensation held to a maximum of the IRS compensation limit for that year ($225,000 in 2007). The participant’s individual “Covered Compensation” is as defined under the Internal Revenue Code. The benefit is payable for the lifetime of the participant, with alternative forms of payment available to the participant with an actuarial reduction.

Participants may retire early if they are at least age 50 and the sum of their age plus service is at least 70, or at any age with 30 years of service. Benefits may begin upon retirement on an actuarially reduced basis. Participants with at least 15 years of service who become disabled while employed are eligible for an immediate unreduced benefit. Participants terminating with at least five years of service are entitled to a deferred vested benefit at age 65, or may commence the benefit on an actuarially reduced basis when the sum of their age plus service is at least 70.

Additional annual benefits are payable to Mr. Bucci in the amount of $122,508 as the result of a transfer of a portion of his SERP I benefits into the Qualified Retirement Plan. These benefits are payable at the same time and in the same form of payment as those described below under SERP I. Mr. Swidarski has additional annual benefits payable from the Qualified Retirement Plan in the amount of $4,668, also as a result of a transfer of a portion of his Pension SERP benefits. This amount is payable at the same time and in the same form as those described below under the Pension SERP.

SERP I

SERP I provides a supplemental monthly retirement benefit in an amount such that a participant’s total retirement benefit from the Qualified Retirement Plan and SERP I, plus one-half of the participant’s anticipated Social Security benefit payable at age 62, equals 65 percent of the participant’s final average compensation received from the Company during the highest five consecutive full calendar years of the last ten full calendar years of employment. This amount is prorated for less than 15 years of service. Compensation is defined for this purpose as salary plus bonus accrued for each such calendar year. SERP I benefits are payable at age 62 on a joint and survivor basis, if married, and a single life basis, if single, at retirement. A participant may also elect, subject to the approval of the Compensation Committee of the Board, to receive benefits in the form of a lump sum payment at retirement for that portion of his benefit accrued as of December 31, 2004.

There is a minimum benefit of five years of payment to any participant, his or her spouse and/or beneficiary, as applicable. Benefits are available to participants electing early retirement at age 60 (on an actuarially reduced basis) or who become disabled while employed. Benefits are also available to participants whose employment is involuntarily terminated with no service requirement. Reduced benefits (computed at 55 percent of final average compensation, rather than 65 percent) are available to participants who voluntarily terminate employment after completing 10 years of service. Accrued benefits under SERP I are fully vested in the event of a change in control of the Company. SERP I is now closed to new participants. Mr. Bucci is the only Named Executive Officer that participates in SERP I.

Pension Restoration SERP

Benefits under the Pension Restoration SERP are determined using the same formula as stated above for the Qualified Retirement Plan except the IRS compensation limit is ignored. Net benefits payable from the Pension Restoration SERP equal the difference between the benefit determined using total pensionable pay, ignoring qualified plan compensation limits, and the benefit payable from the Qualified Retirement Plan. All other provisions of the Pension Restoration SERP are identical to the Qualified Retirement Plan.

Pension SERP

The Pension SERP provides a supplemental monthly retirement benefit in an amount such that a participant’s total retirement benefit from the Qualified Retirement Plan, the Pension Restoration SERP, the annuity equivalent of the employer-provided balance in the 401(k) Restoration SERP and the Pension SERP, plus one-half of the participant’s anticipated Social Security benefit payable at age 65, equals 50 percent (prorated for less than 25 years of service) of the participant’s final average compensation received from the Corporation during the highest five consecutive full calendar years of the last ten full calendar years of employment. Compensation is defined for this purpose as salary plus bonus accrued for each such calendar year. The Pension SERP benefits are payable at age 65 as a straight life annuity. Joint and survivor options are available on an actuarially equivalent basis. Benefits are available to participants retiring or terminating employment with at least 10 years of service, and are payable at the later of age 55 or separation from service (on a reduced basis if payments begin before age 65). Participants who become disabled while employed and have at least 15 years of service are eligible for an immediate benefit.

Accrued benefits under the Pension SERP are fully vested in the event of a change in control of the Company.

Mr. Swidarski and Mr. Krakora receive enhanced benefits such that they accrue the full 50 percent target ratably at age 60 and age 62, respectively.

Present Value of Accumulated Benefits

The “Present Value of Accumulated Benefit” is the single-sum value as of September 30, 2007, of the annual pension benefit that was earned through that date payable under a plan beginning at the Named Executive Officer’s normal retirement age. The normal retirement age is defined as age 62 for SERP I and age 65 for the Qualified Retirement Plan and Pension Restoration SERP and Pension SERP. A portion of the Qualified Retirement Plan benefit is payable at the same time and in the same form of payment as benefits in SERP I and the Pension SERP. The Company used certain assumptions to determine the single-sum value of the annual benefit that is payable beginning at normal retirement age. The key assumptions are as follows:

•	An interest rate of 6.50 percent, the FAS 87 discount rate as of September 30, 2007;

•	The RP-2000 Combined Healthy Mortality Tables for males and females;

•	A probability of 100 percent that benefits are paid as annuities; and

•	No probability of termination, retirement, death, or disability before normal retirement age.

Extra Credited Service

None of the Named Executive Officers has been granted extra years of credited service under any non-qualified retirement plan; however, the Company reserves the discretion to provide such grants of extra service on a case-by-case basis. Factors that might warrant such a grant would include, but not be limited by, the following: the recruitment of an executive who is foregoing benefits under a prior employer’s SERP or other non-qualified deferred compensation plans or the provision for an executive who would otherwise not qualify for a full accrual at the SERP’s normal retirement age of 65 because his or her years of service are less than the required 25 years of service.

2007 Non-Qualified Deferred Compensation

1992 Deferred Compensation Plan
					Aggregate Balance
	Executive	Registrant	Aggregate	Aggregate	as of
	Contributions	Contributions	Earnings in	Withdrawals/	December 31,
	in 2007	in 2007	2007(1)	Distributions(2)	2007(3)
Name	($)	($)	($)	($)	($)

Thomas W. Swidarski	$0	$0	$0	$0	$0
Kevin J. Krakora	0	0	0	0	0
David Bucci	0	0	9,160	948,618	248,971
Dennis M. Moriarty	0	0	0	0	0
James L.M. Chen	0	0	0	0	0

(1)	These amounts represent aggregate earnings on cash deferrals, as well as dividends on deferred common shares. These amounts are not reflected above in the “2007 Summary Compensation Table” as they are not considered preferential or above-market earnings on deferred compensation.

(2)	This column reflects the distribution of cash deferrals and deferred Common Shares, including the dividends and aggregate earnings on these dividends attributable to such Common Shares, made pursuant to a valid deferral election under the 1992 Deferred Compensation Plan. On January 2, 2007, Mr. Bucci received a distribution of 19,560 Common Shares pursuant to an election made at the time of his deferral. The value of these shares was calculated using the average price of the shares of $46.63 on the date of the distribution. Included in this column is the distribution of the dividends and aggregate earnings on such dividends attributable to these shares in the amount of $36,535.

(3)	This column reflects the balance of all cash deferrals, including dividends on deferred Common Shares, and the aggregate earnings in 2007 on such cash deferrals. As of December 31, 2007, the aggregate balance of all cash deferrals for Mr. Bucci was $31,621. This column also reflects the value of Common Shares deferred by Mr. Bucci calculated using the closing price of the shares of $28.98 as of December 31, 2007. The aggregate number of Common Shares deferred by Mr. Bucci and reflected in this column was 7,500 shares, with a value as of December 31, 2007, of $217,350. No portion of this amount is reflected in the “All Other Compensation” column of the “2007 Summary Compensation Table” and no portion of this amount was previously reported in the Company’s “2006 Summary Compensation Table.”

2005 Deferred Compensation Plan
					Aggregate Balance
	Executive	Registrant	Aggregate	Aggregate	as of
	Contributions	Contributions	Earnings in	Withdrawals/	December 31,
	in 2007	in 2007	2007(1)	Distributions	2007(2)
Name	($)	($)	($)	($)	($)

Thomas W. Swidarski	$0	$0	$0	$0	$0
Kevin J. Krakora	0	0	0	0	0
David Bucci	0	0	0	0	0
Dennis M. Moriarty	0	0	1,405	0	44,151
James L.M. Chen	0	0	0	0	0

(1)	These amounts represent aggregate earnings on cash deferrals, as well as dividends on deferred Common Shares. These amounts are not reflected above in the “2007 Summary Compensation Table” as they are not considered preferential or above-market earnings on deferred compensation.

(2)	This column reflects the balance of all cash deferrals, including dividends on deferred Common Shares, and the aggregate earnings in 2007 on such cash deferrals. As of December 31, 2007, the aggregate balance of all cash deferrals for Mr. Moriarty was $1,405. This column also reflects the value of Common Shares deferred by Mr. Moriarty calculated using the closing price of the shares of $28.98 as of December 31, 2007. The aggregate number of Common Shares deferred by Mr. Moriarty and reflected in this column was 1,475 shares. No portion of this amount is reflected in the “All Other Compensation” column of the “2007 Summary Compensation Table” and no portion of this amount was previously reported in the Company’s “2006 Summary Compensation Table.”

401(k) Restoration SERP
					Aggregate Balance
	Executive	Registrant	Aggregate	Aggregate	as of
	Contributions	Contributions	Earnings in	Withdrawals/	December 31,
	in 2007	in 2007	2007(1)	Distributions	2007(2)
Name	($)	($)	($)	($)	($)

Thomas W. Swidarski	$50,500	$25,275	$(4,880)	$0	$70,895
Kevin J. Krakora	18,856	9,428	(341)	0	27,943
David Bucci	0	0	0	0	0
Dennis M. Moriarty	10,453	5,226	(421)	0	15,258
James L.M. Chen	0	0	0	0	0

(1)	These amounts represent aggregate earnings on executive and registrant contributions. These amounts are not reflected above in the “2007 Summary Compensation Table” as they are not considered preferential or above-market earnings on deferred compensation.

(2)	This column reflects the balance of all contributions and the aggregate earnings on such contributions. No portion of this amount is reflected in the “All Other Compensation” column of the “2007 Summary Compensation Table” and no portion of this amount was previously reported in the Company’s “2006 Summary Compensation Table.”

Non-Qualified Deferred Compensation Plans

Deferred Incentive Compensation Plan

Pursuant to the Company’s 1992 Deferred Incentive Compensation Plan, certain executives, including the Named Executive Officers, were able to defer cash bonuses received under the Company’s cash bonus plan and performance share awards earned under the 1991 Plan. Effective December 31, 2004, as a result of the passage by Congress of the American Jobs Creation Act of 2004, the Company elected to freeze the 1992 Deferred Incentive Compensation Plan and closed the plan to future deferrals. Effective January 1, 2005, the Board approved the 2005 Deferred Incentive Compensation Plan, which was substantially similar to the 1992 Deferred Incentive Compensation Plan in all material respects, but was designed to be administered in accordance with Section 409A of the Internal Revenue Code.

Under the 2005 Deferred Incentive Compensation Plan, an executive may defer all or a portion of his or her Annual Cash Bonus or performance share earnout. Deferral elections for cash bonuses must be made prior to the end of the year preceding the year in which such bonuses would be earned (and payable in the following year). Deferral elections for performance shares must be made at least six months prior to the end of the three-year performance period specified in the grant.

Deferrals of performance shares are treated as a line-item in the executive’s deferred account with the Company; however, the earnings on the performance shares (dividends and interest thereon) are invested in the same manner as deferrals of cash compensation. The Vanguard Group administers the Company’s cash deferrals. As such, cash deferrals are transferred to Vanguard on a quarterly basis, and the executive may invest such cash deferrals in any funds available under the Company’s 401(k) plan. The table below shows the funds available under the 401(k) plan and their annual rate of return for the year ended December 31, 2007, as reported by Vanguard.

Name of Fund	Rate of Return	Name of Fund	Rate of Return

Vanguard Total Bond Market Index Fund	6.92%	Vanguard Selected Value Fund	(0.23)%
Loomis Sayles Bond Fund	5.26%	Vanguard Mid-Cap Index Fund	6.02%
Vanguard STAR Fund	6.58%	Loomis Sayles Small Cap Value Fund	3.44%
Vanguard Windsor II Fund	2.23%	Vanguard Explorer Fund	5.06%
Vanguard 500 Index Fund	5.39%	Vanguard International Growth Fund	15.98%
Vanguard U.S. Growth Fund	10.15%	Oppenheimer Developing Markets Fund	33.86%
Vanguard Prime Money Market Fund	5.14%	Vanguard International Value Fund	12.66%

Executives deferring under the 2005 Deferred Incentive Compensation Plan select their period of deferral and method of payment at the time of making their deferral elections. Executives may elect to defer their payments until a specified date or until the date they cease to be an associate of the Company. Further, the executives may elect to receive their distribution either as a lump sum or in approximately equal quarterly installments, not to exceed 40.

401(k) Restoration SERP

As noted above under “Compensation Discussion and Analysis”, effective January 1, 2007, the Committee adopted a 401(k) Restoration SERP to replace lost retirement benefits due solely to IRS compensation limits. Benefits under this plan are determined exactly as in the Company’s 401(k) Plan except that compensation limits are ignored. Named Executive Officers are permitted to elect to defer compensation above the annual IRS limit and the Company will provide a matching contribution at the same rate as under the 401(k) Plan (60 percent on the first 3 percent of pay above the IRS limit and 40 percent on the next 3 percent of pay above the IRS limit). Vanguard administers the 401(k) Restoration SERP. Both the salary deferrals and the Company’s matching contributions are transferred to Vanguard and the executive may invest in any funds available under the Company’s 401(k) Plan.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The table below reflects the amount of compensation payable to each of the Named Executive Officers of the Company in the event of termination of such executive’s employment. The amount of compensation payable to each Named Executive Officer upon voluntary or involuntary termination (with and without cause), retirement, death, disability or in the event of a change-in-control (with and without termination) is described qualitatively in the following narrative and is shown quantitatively in the table below. The amounts shown assume that such termination was effective as of December 31, 2007, and thus include amounts earned through such time and are estimates of the amounts that would be paid out to the executives upon their termination or change-in-control. The actual amounts to be paid out can only be determined at the time of each Named Executive Officer’s separation from the Company.

As described above under “Compensation Discussion and Analysis,” except for the employment agreement entered into with Mr. Swidarski, described above under “Narrative Disclosure to 2007 Summary Compensation Table and 2007 Grants of Plan-

Based Awards,” table the Company has not entered into employment agreements with any other Named Executive Officer; however, the Company has entered into change-in-control agreements with each of the Named Executive Officers.

Payments Made Upon Termination

Voluntary or Involuntary With Cause.  Whether a Named Executive Officer’s employment terminates voluntarily or involuntarily with cause, he is only entitled to base salary earned through the date of termination, along with any deferred compensation earnings payable upon separation from service and any benefits that have accrued under the Company’s Qualified Retirement Plan, SERP or 401(k) plan (except that no SERP benefits are payable in the event of involuntary termination with cause). The Qualified Retirement Plan benefit, under both termination scenarios, and the SERP benefit, if termination is voluntary, is determined as described in the narrative above under “2007 Pension Benefits.”

Involuntary Without Cause.  If, however, a Named Executive Officer is involuntarily terminated without cause, in addition to the foregoing he would also be entitled to the following:

•	Separation payments and continued participation in the Company’s employee health care plans pursuant to the Company’s Health Care Plan and Separation Benefits Plan applicable to all U.S.-based employees, with the length of such benefits and payments ranging from one to six months, depending upon the executive’s years of service;

•	Lapse of the restrictions on outstanding restricted shares;

•	A Qualified Retirement Plan benefit determined using the plan provisions as described in the narrative above under “2007 Pension Benefits”; and

•	SERP I (Mr. Bucci only) provides a SERP benefit based on the formula applicable for normal retirement.

•	The Pension SERP does not provide any additional benefits upon an involuntary termination. The Named Executive Officer would only be entitled to a SERP benefit if he otherwise qualifies for either a normal, early or deferred vested SERP benefit at termination.

Mr. Swidarski.  Pursuant to Mr. Swidarski’s employment agreement, in the event of an involuntary termination without cause, in addition to the benefits identified above, he would also be entitled to the following:

•	A lump sum payment equal to 24 months’ base salary, as in effect on the date of termination;

•	A pro-rata award under the Company’s Annual Cash Bonus Plan, based upon the time employed in the year of termination, to the extent such awards are otherwise earned, payable when such awards are generally paid to others;

•	A lump sum payment equal to twice the target bonus level for the year in which termination occurs under the Company’s Annual Cash Bonus Plan;

•	All outstanding unvested options would immediately vest;

•	Pro-rata performance share earnouts, based upon the time employed in the year of termination relative to the performance period, to the extent such awards are earned, payable when such awards are generally paid to others; and

•	Continued participation in all of the Company’s employee health and welfare benefit plans for a period of 24 months (or the date he receives equivalent coverage from a subsequent employer), excluding perquisites and any qualified or non-qualified pension or 401(k) plans.

Under his employment agreement, Mr. Swidarski is subject to certain non-competition, non-solicitation and confidentiality obligations for a period of two years following termination of his employment.

Payments Made Upon Retirement

In the event of the retirement of a Named Executive Officer at or after the earliest voluntary retirement age, in addition to the benefits identified above under “Voluntary or Involuntary With Cause” and “Involuntary Without Cause,” he would also be entitled to the following:

•	All outstanding unvested options awarded prior to 2007 would immediately vest;

•	All outstanding unvested options awarded in 2007 would immediately vest if the Named Executive Officer had attained the age of 65 and completed five or more years of continuous employment;

•	All outstanding RSUs awarded prior to 2007 would immediately vest and become nonforfeitable;

•	All outstanding RSUs awarded in 2007 would immediately vest and become nonforfeitable if the Named Executive Officer had attained the age of 65 and completed five or more years of continuous employment;

•	All outstanding RSUs awarded in 2007 would vest pro-rata based upon the time employed in the year of termination relative to the deferral period of the RSUs, if the sum of the Named Executive Officer’s age and years of continuous employment equals or exceeds 70; and

•	Pro-rata performance share earnouts, as described above.

Payments Made Upon Death or Disability

In the event of the death or disability of a Named Executive Officer, the Named Executive Officer or his estate or beneficiaries would receive the same benefits indicated above under “Payments Made Upon Retirement,” except that all outstanding and unvested options and RSUs, regardless of when awarded, would immediately vest and become nonforfeitable. In addition, the Named Executive Officer or his estate or beneficiaries would receive benefits under the Company’s disability plan or payments under the Company’s group term life insurance plan or any supplemental life insurance plan, as appropriate.

Named Executive Officers who die while actively employed are eligible for surviving spouse benefits from the Qualified Retirement Plan payable at the Named Executive Officer’s normal retirement date (or on an actuarially reduced basis at an early retirement date) if the Named Executive Officer had at least five years of service. The benefit is equal to 50 percent of the benefit payable if the Named Executive Officer terminated employment on the date of his death, survived to the payment date as elected by his spouse, elected the 50 percent joint and survivor form of payment and died the next day. Benefits payable to the surviving spouse upon death of the Named Executive Officer from SERP I and the Pension SERP are equal to the benefit that would have been payable to the Named Executive Officer if he terminated employment on the date of his death and survived to his first payment date. The benefit begins on the executive’s normal retirement date (or on an actuarially reduced basis at an early retirement date) and is paid for a guaranteed minimum of five years in SERP I. Named Executive Officers must have five years of service at the time of their death for death benefits to be payable under SERP I and ten years of service at the time of their death for death benefits to be payable under the Pension SERP.

Disability benefits are payable immediately from the Qualified Retirement Plan based on service at the date of disability if the Named Executive Officer had at least 15 years of service and was determined to be totally and permanently disabled. Disability benefits under SERP I and the Pension SERP are payable immediately and are generally determined in the same manner as the normal retirement benefits except the benefit is reduced by 16.6 percent

Mr. Swidarski.  Pursuant to Mr. Swidarski’s employment agreement, in the event of his death, in addition to the benefits identified above under “Payments Made Upon Death or Disability,” he would also be entitled to the following:

•	Base salary through the end of the month in which death occurs; and

•	A pro-rata award under the Company’s Annual Cash Bonus Plan, as described above.

In the event of his permanent and total disability, in addition to the benefits identified above under “Payments Made Upon Death or Disability,” he would also be entitled to the following:

•	Disability benefits in accordance with the long-term disability program in effect for senior executives of the Company, which in no event shall provide him with less than 60 percent of his base salary to age 65;

•	Base salary through the end of the month in which disability benefits commence;

•	A pro-rata award under the Company’s Annual Cash Bonus Plan, as described above; and

•	Continued participation in the Company’s employee health and welfare benefit plans for a period of 36 months, excluding perquisites and any qualified or non-qualified pension or 401(k) plans.

Payments Made Upon a Change-in-Control

In the event of a change-in-control of the Company, pursuant to the terms of the applicable equity compensation agreements, each Named Executive Officer would be automatically entitled to the following benefits:

•	Lapse of all restrictions on outstanding restricted shares;

•	All outstanding unvested options would immediately vest;

•	All outstanding RSUs would immediately vest and become nonforfeitable; and

•	All performance shares would be deemed to have been earned in full (at target) and become immediately due and payable in the form of common shares.

In addition to the aforementioned benefits, pursuant to the change-in-control agreements described previously, if a Named Executive Officer’s employment is terminated without cause within three years following a change-in-control or if the Named Executive Officer terminates his employment within such time under the circumstances identified below, in addition to the benefits indicated above, the Named Executive Officer would be entitled to the following benefits:

•	A lump sum payment equal to two times base salary (for Mr. Swidarski, three times base salary), as in effect on the date of termination; and

•	Continued participation in all of the Company’s employee retirement income, health and welfare benefit plans, including executive perquisites (or substantially similar plans) for a period of 12 months, excluding any equity compensation plans, with such benefits period being considered service with the Company for purposes of service credits under any qualified or non-qualified retirement plans of the Company (except that the continued service credit under any qualified plan shall be paid for by the Company).

For purposes of the agreements, a voluntary termination by a Named Executive Officer will be deemed a constructive termination by the Company upon the occurrence of any of the following events:

•	Failure to elect, re-elect or otherwise maintain the executive in the offices or positions held prior to the change-in-control;

•	A significant adverse change in the nature or scope of the authorities, powers, functions, responsibilities or duties attached to the position held by the executive, or a reduction in his aggregate compensation or employee benefit plans;

•	A good faith determination by the executive that the change-in-control has rendered him substantially unable to carry out or has substantially hindered his ability to perform any of the authorities, powers, functions, responsibilities or duties attached to the position he held prior to the change-in-control;

•	The liquidation, dissolution, merger, consolidation or reorganization of the Company or the transfer of all or a significant portion of its business or assets, unless the successor has assumed all duties and obligations of the change-in-control agreements; and

•	The Company relocates and requires the executive to change his principal location of work to any location which is in excess of 25 miles from his previous location of work, or requires the executive to travel significantly more than was previously required.

Further, pursuant to the agreements, a change-in-control is deemed to occur upon any of the following events:

•	The Company is merged, consolidated or reorganized with another company, and as a result, less than a majority of the combined voting power of the then-outstanding securities is held by the shareholders of record immediately prior to such transaction;

•	The Company sells or otherwise transfers all or substantially all of its assets, and as a result, less than a majority of the combined voting power of the then-outstanding securities is held by the shareholders of record immediately prior to such transaction;

•	There is a report filed with the SEC disclosing that any person or entity has become the beneficial owner of 20 percent or more of the combined voting power of the then-outstanding securities of the Company;

•	The Company files a current report or proxy statement with the SEC disclosing that a change in control has or may have occurred or will or may occur in the future pursuant to any then-existing contract or transaction; and

•	If, during any period of two consecutive years, directors at the beginning of such period cease to constitute at least a majority of the board, unless the election or nomination for election of each director first elected during such period was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of such period.

For purposes of calculating the retirement benefits payable when a change-in-control occurs with termination, the Named Executive Officer is entitled to the following:

•	A Qualified Retirement Plan benefit determined using the plan provisions as described in the narrative above under “2007 Pension Benefits”; and

•	A SERP benefit based on the formula applicable for normal retirement.

For both the Qualified Retirement Plan and the SERP, these benefits are determined assuming continuous participation for an additional 12 months subsequent to termination as described above.

Each of the agreements with the Named Executive Officers is substantially similar. Forms of these agreements have been filed as Exhibit 10.1 to this annual report.

Post-Termination Payments Table

										Change in
	Compensation		Involuntary	Involuntary					Change in	Control w/
Name	Components	Voluntary	with Cause	w/o Cause	Retirement	Death	Disability		Control	Termination

Thomas W. Swidarski	Salary/Bonus	$—	$—	$2,748,444	$—	$—	$—		$—	$2,061,333
	Long-Term Incentives:
	Stock options(1)	—	—	0	0	0	0		0	0
	Performance shares(2)	—	—	866,502	866,502	866,502	866,502		1,446,102	1,446,102
	RSUs	—	—	—	—	1,159,200	1,159,200		1,159,200	1,159,200
	Retirement Benefits:
	Qualified Retirement Plan/SERP(3)	449,000	110,000	449,000	—	354,000	449,000		—	539,000
	Other Benefits(4)	—	—	20,621	—-	—-	1,383,121	(6)	—	154,842

	Total:	$449,000	$110,000	$4,084,567	$866,502	$2,379,702	$3,857,823		$2,605,302	$5,360,477

Kevin J. Krakora	Salary/Bonus	—	—	93,839	—	—	—		—	750,708
	Long-Term Incentives:
	Stock options(1)	—	—	—	0	0	0		0	0
	Performance shares(2)	—	—	—	405,720	405,720	405,720		695,520	695,520
	RSUs	—	—	—	217,350	217,350	217,350		217,350	217,350
	Retirement Benefits:
	Qualified Retirement Plan/SERP(3)	106,000	63,000	106,000	—	56,000	106,000		—	251,000
	Other Benefits(4)	—	—	—	—	—	—		—	56,890

	Total:	106,000	63,000	199,839	623,070	679,070	729,070		912,870	1,971,468

David Bucci	Salary/Bonus	—	—	161,019	—	—	—		—	644,074
	Long-Term Incentives:
	Stock options(1)	—	—	—	0	0	0		0	0
	Performance shares(2)	—	—	—	611,478	611,478	611,478		901,278	901,278
	Restricted Shares / RSU	—	—	36,225	36,225	36,225	36,225		36,225	36,225
	Retirement Benefits:
	Qualified Retirement Plan/SERP(3)	1,940,000	1,470,000	2,321,000	390,076	1,613,000	3,079,000		—	2,321,000
	Deferred Compensation Plan (5)	—	—	—	—	—	—		—	—
	Other Benefits(4)	—	—	—	—	—	—		—	51,170

	Total:	1,940,000	1,470,000	2,518,244	1,037,779	2,260,703	3,726,703		937,503	3,953,747

Dennis M. Moriarty	Salary/Bonus	—	—	91,952	—	—	—		—	551,710
	Long-Term Incentives:
	Stock options(1)	—	—	—	0	0	0		0	0
	Performance shares(2)	—	—	—	249,228	249,228	249,228		394,128	394,128
	Restricted Shares / RSU	—	—	21,735	152,145	152,145	152,145		152,145	152,145
	Retirement Benefits:
	Qualified Retirement Plan/SERP(3)	285,000	137,000	285,000	—	195,000	285,000		—	311,000
	Deferred Compensation Plan(5)	44,151	44,151	44,151	44,151	44,151	44,151		—	44,151
	Other Benefits(4)	—	—	—	—	—	—		—	45,218

	Total:	329,151	181,151	442,838	445,524	640,524	730,524		546,273	1,498,352

James L.M. Chen	Salary/Bonus	—	—	73,054	—	—	—		—	584,430
	Long-Term Incentives:
	Stock options(1)	—	—	—	0	0	0		0	0
	Performance shares(2)	—	—	—	275,310	275,310	275,310		420,210	420,210
	RSUs	—	—	—	21,735	21,735	21,735		21,735	21,735
	Other Benefits(4)	—	—	—	—	—	—		—	249,124

	Total:	—-	—	73,054	297,045	297,045	297,045		441,945	1,275,499

(1)	The exercise prices of all of the stock options that would immediately vest under any of these termination scenarios exceeded the price of the Common Shares as of December 31, 2007 and therefore would have no compensable value on that date.

(2)	Assuming actual payout of performance shares at target.

(3)	The assumptions used to calculate the value of the Qualified Retirement Plan/SERP benefits are consistent with those used to calculate the values above under “2007 Pension Benefits” with the following exceptions: an interest rate of 6.625 percent, the FAS 87 discount rate as of December 31, 2007. Further, the Named Executive Officers are expected to terminate employment on December 31, 2007 and receive the value of their Qualified Retirement Plan/SERP benefits assuming payment begins at normal retirement or immediately, if eligible, at December 31, 2007. The values were determined as of December 31, 2007 based on compensation and service as of that date. In addition, these values represent total values to the Named Executive Officer under the given termination scenario.

(4)	“Other Benefits” includes, as applicable, the total value of any other contributions by the Company on behalf of the Named Executive Officer for retirement income, health and welfare benefit plans, including executive perquisites, which the Named Executive Officer was eligible to receive as of December 31, 2007.

(5)	Distribution of the amounts reflected for deferred compensation remains subject to the deferral elections made by the executive, as discussed above under “Non-Qualified Deferred Compensation Plans.” Mr. Bucci has elected lump sum distributions of his deferred compensation on specified dates in 2008 and in 2010, and therefore, would not become eligible to receive any payments on December 31, 2007 as a result of any of the stated termination events. Mr. Moriarty has elected lump sum distributions of his deferred compensation on the date he ceases to be an associate; therefore, the deferred compensation shown for Mr. Moriarty reflects the distributions he would be entitled to, assuming a December 31, 2007 separation date, notwithstanding any applicable six-month holding period required pursuant to Section 409A of the Internal Revenue Code. For more detail on the aggregate balance of Mr. Bucci’s and Mr. Moriarty’s deferred compensation, see above under “2007 Non-Qualified Deferred Compensation.”

(6)	This amount includes the value of Mr. Swidarski’s long-term disability benefits, determined as of December 31, 2007, in excess of the benefits payable in the Company’s Long-Term Disability Plan. The amount of Mr. Swidarski’s long-term disability benefits of $1,352,189, is determined as the present value of a fixed-term annuity, payable from Mr. Swidarski’s current age to age 65, based on a discount rate of 6.125 percent.

2007 COMPENSATION OF NON-EMPLOYEE DIRECTORS

The following table details the cash retainers and fees received by non-employee directors during 2007, as well as the dollar amount recognized for financial statement reporting purposes of stock and stock option grants awarded during 2007 and in prior years pursuant to the Amended and Restated 1991 Equity and Performance Incentive Plan of the Company, which we refer to herein as the 1991 Plan:

2007 Director Compensation

	Fees Earned or
	Paid in Cash(2)	Stock Awards(3)	Option Awards(4)	Total
Name	($)	($)	($)	($)

Louis V. Bockius III	$64,000	$77,136	$32,991	$174,127
Phillip R. Cox	60,000	52,478	21,184	133,662
Richard L. Crandall	77,000	77,136	35,365	189,501
Gale S. Fitzgerald	69,500	52,478	46,131	168,109
Phillip B. Lassiter	67,000	77,136	35,365	179,501
John N. Lauer	162,000	77,136	35,365	274,501
William F. Massy(1)	17,333	0	37,112	54,445
Eric J. Roorda	62,000	52,478	42,846	157,324
Henry D. G. Wallace	68,000	52,478	38,936	159,414
Alan J. Weber	68,500	52,478	19,845	140,823

(1)	Mr. Massy retired from the Board and did not stand for re-election at our 2007 Annual Meeting.

(2)	This column reports the amount of cash compensation earned in 2007 for Board and committee service. These amounts include an annual retainer for each Director of $40,000, pro-rated through April 2007, and $55,000, pro-rated through the remainder of 2007, as discussed more fully below. For Mr. Lauer, these amounts also include an additional annual retainer for his role as Chairman of the Board of $120,000, pro-rated through April 2007, and $90,000, pro-rated through the remainder of 2007, as discussed more fully below. Finally, this column includes the following committee fees earned in 2007:

		Board
	Audit	Governance	Compensation	Investment	IT Oversight
Name	Committee	Committee	Committee	Committee	Committee

Louis V. Bockius III	$9,000	$5,000	$—	$—	$—
Phillip R. Cox	—	—	7,000	3,000	—
Richard L. Crandall	9,000	—	—	3,000	15,000
Gale S. Fitzgerald	—	8,000	7,000	—	4,500
Phillip B. Lassiter	—	5,000	12,000	—	—
John N. Lauer	—	5,000	7,000	—	—
William F. Massy	3,000	—	—	1,000	—
Eric J. Roorda	9,000	—	—	3,000	—
Henry D. G. Wallace	15,000	—	—	3,000	—
Alan J. Weber	9,000	—	—	5,000	4,500

(3)	This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2007 fiscal year for the fair value of deferred shares granted to non-employee directors in 2007. In 2007, the first year the directors received full-value stock awards, each director received 1,600 deferred shares, which fully vest one year from the grant date of April 26, 2007, but receipt of which is deferred as discussed in more detail below. Each director received deferred shares with a grant date fair value of $77,136. For retirement eligible directors, as determined under the plan, the amount recognized in 2007 is the entire fair value of the grant, whereas for those directors who are not yet retirement eligible, the amount recognized is the pro-rated portion of the fair value for 2007 beginning on the date of grant. The actual value a director may realize will depend on the stock price on the date the deferral period ends.

(4)	This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2007 fiscal year for the fair value of stock options granted to non-employee directors in prior years. The fair value was estimated using the Black-Scholes option-pricing model in accordance with Statement of Financial Accounting Standards No. 123(R) (revised 2004), Share-Based Payment, (SFAS 123 (R)). The assumptions used in calculating the fair value of these stock options can be found under Note 9 to the Consolidated Financial Statements in this annual report on Form 10-K for the year ended December 31, 2007. There is no assurance that the value actually realized by a director will be at or near the estimated Black-Scholes fair value. The actual value, if any, a director may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised. As of December 31, 2007, the aggregate number of Common Shares issuable pursuant to options outstanding held by each non-employee director was as follows: Mr. Bockius, 17,500; Mr. Cox, 9,000; Mr. Crandall, 21,500; Ms. Fitzgerald, 21,500; Mr. Lassiter, 21,500; Mr. Lauer, 18,500; Mr. Roorda, 25,500; Mr. Wallace, 17,500; and Mr. Weber, 9,000.

Prior to May 1, 2007, non-employee directors received an annual retainer of $40,000 per year for their service as directors. However, in April 2007, in connection with its annual review of director pay, the Board Governance Committee engaged the services of the Compensation Committee’s independent compensation consultant to provide an analysis of the Company’s director pay practices relative to the Company’s peers. For this analysis, the Board Governance Committee used the same methodology, including the same peer group of companies, as the Compensation Committee for its executive pay review. A more detailed discussion of the Company’s peer group can be found below under “Compensation Discussion and Analysis.”

As a result of its review, the Board Governance Committee determined that the directors’ total pay was below the median of the Company’s peer group. Therefore, upon recommendation of the Board Governance Committee, the Board approved an increase in the non-employee directors’ annual retainer to $55,000 per year, effective May 1, 2007.

Further, prior to May 1, 2007, the non-employee Chairman of the Board received an additional retainer of $10,000 per month. However, in connection with its annual review, the Board Governance Committee anticipated a reduced role for the non-employee Chairman going forward. Therefore, upon recommendation of the Board Governance Committee, the Board approved a reduction in the Chairman’s additional retainer to $7,500 per month, effective May 1, 2007.

In addition to their annual retainer, the non-employee directors also receive the following committee fees for their participation as a member or as Chair of one or more of the Company’s committees:

	Members	Chair
Audit Committee	$9,000/yr	$15,000/yr
Compensation Committee	$7,000/yr	$12,000/yr
Board Governance Committee	$5,000/yr	$8,000/yr
Investment Committee	$3,000/yr	$5,000/yr
IT Oversight Committee	$1,500/mtg	$15,000/yr

A director may elect to defer receipt of all or a portion of his or her pay pursuant to the 2005 Deferred Compensation Plan for Directors.

Each non-employee director may also receive equity awards under the 1991 Plan. Unlike prior years, in which the directors were awarded stock options, in 2007, each non-employee director was awarded 1,600 deferred Common Shares, which vest one year from the date of grant, but receipt of which is deferred until the later of (1) three years from the date of grant, (2) retirement from the Board or (3) attainment of the age of 65.

In addition, all directors’ stock options that vested prior to December 31, 2005 are entitled to reload rights, under which an optionee can elect to pay the exercise price using previously owned shares and receive a new option at the then-current market price for a number of shares equal to those surrendered. The reload feature is only available, however, if the optionee agrees to defer receipt of the balance of the option shares for at least two years.

Director Stock Ownership Guidelines

In April 2007, the Board Governance Committee established stock ownership guidelines for each non-employee director of the Company. Under the ownership guidelines, each non-employee director is expected to own at least 6,500 Common Shares. These ownership guidelines are intended to build stock ownership among non-employee directors and ensure that their long-term economic interests are aligned with those of other shareholders.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the Compensation Committee during the year ended December 31, 2007 were Phillip B. Lassiter, Chair, Phillip R. Cox, Gale S. Fitzgerald and John N. Lauer.

No officer or employee of the Company served on the Compensation Committee during such period.

COMPENSATION COMMITTEE REPORT

The Compensation Committee is comprised of Phillip B. Lassiter, Chair, Phillip R. Cox, Gale S. Fitzgerald and John N. Lauer. Each member meets the independence standards of the NYSE corporate governance requirements.

The Committee has reviewed and discussed the above “Compensation Discussion and Analysis” with management and, based on such review and discussions, the Committee recommended to the Board that the Compensation Discussion and Analysis be included in this annual report on Form 10-K for the year ended December 31, 2007 and the Company’s proxy statement for its 2008 annual meeting of shareholders.

The foregoing report was submitted by the Compensation Committee of the Board and shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A promulgated by the SEC or Section 18 of the Securities Exchange Act of 1934.

The Compensation Committee:
Phillip B. Lassiter, Chair
Phillip R. Cox
Gale S. Fitzgerald
John N. Lauer

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Shares

To the knowledge of the Corporation, no person beneficially owned more than five percent of the Company’s outstanding common shares as of September 25, 2008, except for the shareholders listed below. The information provided below is derived from Schedules 13D or 13G filed with the SEC.

		Amount and Nature
		of Beneficial
Title of Class	Name of Beneficial Owner	Ownership	Percent of Class
Common Shares	GGCP, Inc. et al.	4,706,900 (1)	7.2
	One Corporate Center
	Rye, New York 10580

Common Shares	Cooke & Bieler, L.P.	3,736,071 (2)	5.7
	1700 Market Street
	Suite 3222
	Philadelphia, Pennsylvania 19103
Common Shares	Janus Capital Management LLC et al.	3,557,648(3)	5.4
	151 Detroit Street
	Denver, Colorado 80206
Common Shares	Capital World Investors	3,325,000(4)	5.l
	333 South Hope Street
	Los Angeles, California 90071

(1)	Mario J. Gabelli et. al filed a Schedule 13D with the SEC on April 11, 2008: indicating that, as of April 1, 2008: (A) Gabelli Funds, LLC had sole voting and dispositive power with respect to 1,085,900 common shares; (B) GAMCO Asset Management Inc. had sole voting power with respect to 3,248,400 common shares and sole dispositive power with respect to 3,338,200 common shares; (C) MJG Associates, Inc. had sole voting and dispositive power with respect to 78,000 common shares; (D) Gabelli Securities, Inc. had sole voting and dispositive power with respect to 108,800 common shares; (E) each of Gabelli Foundation, Inc., GGCP, Inc. and GAMCO Investors, Inc. or GAMCO Investors, had sole voting and dispositive power with respect to 20,000 common shares; and (F) Mario J. Gabelli had sole voting and dispositive power with respect to 36,000 common shares. Mario J. Gabelli et. al also report that (i) GGCP, Inc. is the ultimate parent holding company for the above listed companies, and Mario J. Gabelli is the majority shareholder and Chief Executive Officer of GGCP, Inc., (ii) Gabelli Funds, LLC has sole dispositive and voting power with respect to the common shares it holds so long as the aggregate voting interest of all joint filers does not exceed 25 percent of their total voting interest in the Corporation and, in that event, the proxy voting committee of each fund shall respectively vote that fund’s shares, (iii) at any time, the proxy voting committee of each such fund may take and exercise in its sole discretion the entire voting power with respect to the shares held by such fund under special circumstances such as regulatory considerations, and (iv) the power of Mario J. Gabelli, GAMCO Investors and GGCP, Inc. is indirect with respect to common shares beneficially owned directly by the other GAMCO entities. The address for MJG Associates, Inc. is 140 Greenwich Avenue, Greenwich, CT 06830 and the address for Gabelli Foundation, Inc. is 165 West Liberty Street, Reno, Nevada 89501.

(2)	Cooke & Bieler, L.P. filed a Schedule 13G with the SEC on February 14, 2008 indicating that, as of December 31, 2007, Cooke & Bieler, L.P., an investment adviser, had shared voting power with respect to 1,911,271 common shares and shared dispositive power with respect to 3,736,071 common shares.

(3)	Janus Capital Management LLC filed a Schedule 13G with the SEC on February 14, 2008 indicating that, as of December 31, 2007, Janus Capital Management LLC had shared voting and dispositive power with respect to 3,557,648 common shares. Janus Capital Management LLC reported that it had an indirect 86.5 percent ownership stake in Enhanced Investment Technologies LLC, or INTECH, and an indirect 30 percent ownership stake in Perkins, Wolf, McDonnell and Company, LLC, or Perkins Wolf, each of which are registered investment advisers and furnish investment advice to various investment companies and individual and institutional clients, which are referred to as the managed portfolios. Janus Capital Management LLC also reported that, as a result of these relationships (A) Perkins Wolf may be deemed to be the beneficial owner of 2,713,009 common shares and (B) INTECH may be deemed to be the beneficial owner of 844,639 common shares. Neither Perkins Wolf nor INTECH has the right to receive any dividends from, or the proceeds from the sale of, the securities held in the managed portfolios and they each disclaim any ownership associated with such rights. Perkins Wolf’s holdings may also be aggregated within Schedule 13G filings submitted by Mac-Per-Wolf Company, the majority owner of Perkins Wolf.

(4)	Capital World Investors filed a Schedule 13G with the SEC on February 11, 2008 indicating that, as of December 31, 2007, Capital World Investors, a division of Capital Research and Management Company, or Capital Research, had sole voting power with respect to 1,325,000 common shares and sole dispositive power with respect to 3,325,000 common shares as the result of Capital Research acting as investment adviser to various investment companies.

Security Ownership of Directors and Managers

The following table shows the beneficial ownership of common shares of the Company, including those shares which individuals have a right to acquire (for example, through exercise of options under the 1991 Plan) within the meaning of Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, each director, each Named Executive Officer, and for such persons and the other executive officers of the Company as a group as of September 25, 2008.

Ownership is also reported as of August 1, 2008 for shares in the 401(k) Savings Plan over which the individual has voting power, together with shares held in the Employee Stock Purchase Plan.

			Stock Options
	Common Shares		Exercisable
	Beneficially		Within 60	Deferred	Percent of
Directors:	Owned		Days	Shares(1)	Class
Louis V. Bockius III	192,867		14,125	1,600	.31
Phillip R. Cox	—		4,500	1,600	*
Richard L. Crandall	9,089		18,125	1,600	0.04
Gale S. Fitzgerald	6,089		18,125	1,600	0.04
Phillip B. Lassiter	8,771		18,125	1,600	0.04
John N. Lauer	19,721		15,125	2,877	0.05
Eric J. Roorda	313,568		22,125	1,600	0.51
Thomas W. Swidarski	61,687	(2),(3)	162,975	—	0.34
Henry D. G. Wallace	1,000		14,125	1,600	0.02
Alan J. Weber	1,500		5,625	1,600	0.01
Other Named Executive Officers:
Kevin J. Krakora Executive Vice President and Chief Financial Officer	19,426	(2)	55,625	—	0.11
David Bucci Senior Vice President, Customer Solutions Group	49,779	(2),(3)	171,250	7,500	0.33
Dennis M. Moriarty Senior Vice President, Global Security Division	20,754		54,000	1,475	0.11
James L.M. Chen Senior Vice President, EMEA/AP Divisions	42,816		32,875	—	0.11
All Current Directors and Executive Officers as a Group (26)	861,367	(2),(3)	848,187	26,762	2.59

(1)	The deferred shares awarded to the director-nominees, as discussed above under “2007 Compensation of Non-employee Directors,” and shares deferred by Messrs. Lauer, Bucci and Moriarty pursuant to the Company’s deferred incentive compensation plans are not included in the shares reported in the “Common Shares Beneficially Owned” column, nor are they included in the “Percent of Class” column.

(2)	Includes shares held in his name under the 401(k) Savings Plan over which he has voting power, and/or shares held in the Employee Stock Purchase Plan.

(3)	Includes shares held in the name of the spouse of the Named Executive Officer.

*	Less than 0.01 percent.

Equity Compensation Plan Information

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,105,247	$41.56	918,313
Equity compensation plans not approved by security holders	—	—	—
Total	4,105,247	$41.56	918,313

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

DIRECTOR INDEPENDENCE

The Board has determined that Louis V. Bockius III, Phillip R. Cox, Richard L. Crandall, Gale S. Fitzgerald, Phillip B. Lassiter, John N. Lauer, Eric J. Roorda, Henry D. G. Wallace and Alan J. Weber, which includes each of the current members of the Audit Committee, the Board Governance Committee and the Compensation Committee, has no material relationship with the Company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company) and is independent within the Company’s director independence standards, which reflect the New York Stock Exchange director independence standards as currently in effect and as they may be changed from time to time.

In making this determination with respect to Mr. Weber, the Board determined that the provision of proxy processing, mailing and tabulation services by Broadridge Financial Solutions, Inc., the board of directors of which Mr. Weber is a member, did not create a material relationship or impair the independence of Mr. Weber because he serves only as a member of such board, and the nature of the services provided and the fees paid by the Company for such services were less than $80,000 in 2007.

Under the Company’s director independence standards, a director will be determined not to be independent under the following circumstances:

•	The director is, or has been within the last three years, an employee of the Company, or an immediate family member is, or has been within the last three years, an executive officer, of the Company;

•	The director has received, or has an immediate family member who has received, during any 12-month period within the last three years, more than $100,000 in direct compensation from the Company, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service);

•	(a) The director or an immediate family member is a current partner of a firm that is the Company’s internal or external auditor; (b) the director is a current employee of such a firm; (c) the director has an immediate family member who is a current employee of such a firm and who participates in the firm’s audit, assurance or tax compliance (but not tax planning) practice; or (d) the director or an immediate family member was within the last three years (but is no longer) a partner or employee of such a firm and personally worked on the Company’s audit within that time;

•	The director or an immediate family member is, or has been within the last three years, employed as an executive officer of another company where any of the Company’s present executive officers at the same time serves or served on that company’s compensation committee;

•	The director is a current employee, or an immediate family member is a current executive officer, of a company that has made payments to, or received payments from, the Company for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $1,000,000, or two percent of such other company’s consolidated gross revenues;

•	The director has not engaged in a transaction with the Company for which the Company has been or will be required to make a disclosure under Item 404(a) of Regulation S-K promulgated by the SEC; or

•	The director has no other material relationship with the Company, either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company.

Thomas W. Swidarski does not meet the aforementioned independence standards because he is the President and Chief Executive Officer, and is an employee of, the Company.

The Company’s director independence standards are available on the Company’s web site at http:// www.diebold.com or by written request to the Corporate Secretary.

In addition, except for employment arrangements with the Chief Executive Officer and other management directors that may be on the Board from time-to-time, the Company does not engage in transactions with directors or their affiliates if a transaction would cause an independent director to no longer be deemed independent, would present the appearance of a conflict of interest or is otherwise prohibited by law, rule or regulation. This includes, directly or indirectly, any extension, maintenance or renewal of an extension of credit to any director of the Company.

This prohibition also includes significant business dealings with directors or their affiliates, charitable contributions which would require disclosure in the Company’s proxy statement under the rules of the NYSE, and consulting contracts with, or other indirect forms of compensation to, a director. Any waiver of this policy may be made only by the Board and must be promptly disclosed to the Company’s shareholders.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

KPMG LLP acted as the Company’s independent auditors during the past fiscal year, and has so acted since 1965. KPMG LLP has no financial interest, direct or indirect, in the Company or any subsidiary.

Audit and Non-Audit Fees

The following table shows the aggregate fees billed to the Company for the annual audit and review of the interim financial statements and other services provided by KPMG LLP for fiscal 2007 and 2006.

	2007	2006
Audit Fees(1)	$8,252,764	$2,942,450
Audit-Related Fees(2)	2,075,708	552,630
Tax Fees(3)	1,219,484	894,030
All Other Fees(4)	0	0

Total	$11,547,956	$4,389,110

(1)	“Audit Fees” consist of fees billed for professional services rendered for the audit of the Company’s annual financial statements and the review of the interim financial statements included in quarterly reports and services that are normally provided by KPMG LLP in connection with statutory and regulatory filings.

(2)	“Audit-Related Fees” consist of fees billed primarily for a stand-alone audit of the Company’s election systems business.

(3)	“Tax Fees” consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning, both domestic and international. These services include assistance regarding federal, state and international tax compliance, acquisitions and international tax planning.

(4)	“All Other Fees” consist of fees billed for those services not captured in the audit, audit-related and tax categories. The Company generally does not request such services from the independent auditors; however, in 2007, these fees were primarily for services in connection with the Company’s request for guidance related to its practice of recognizing certain revenue on a bill and hold basis, its internal review, and its restatement of financial statements.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the Company’s independent auditors. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and non-audit services provided by the independent auditors.

These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The Audit Committee has delegated pre-approval authority to Henry D. G. Wallace, Chair of the Audit Committee, when expedition of services is necessary, provided that Mr. Wallace must report any decisions to pre-approve to the full Audit Committee at its next scheduled meeting. None of the services rendered by the independent auditors under the categories “Audit-Related Fees,” “Tax Fees” and “All Other Fees” described above were approved by the Audit Committee after services were rendered pursuant to the de minimis exception established by the SEC.

Part IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Documents filed as a part of this annual report.

•	Consolidated Balance Sheets at December 31, 2007 and 2006

•	Consolidated Statements of Income for the Years Ended December 31, 2007, 2006 and 2005

•	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2007, 2006 and 2005

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005

•	Notes to Consolidated Financial Statements

•	Reports of Independent Registered Public Accounting Firm

(a) 2. Financial statement schedule

The following report and schedule are included in this Part IV, and are found in this annual report:

•	Valuation and Qualifying Accounts.

All other schedules are omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(a) 3. Exhibits

3	.1(i)	Amended and Restated Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.1 (i) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994. (Commission File No. 1-4879)
3	.1(ii)	Amended and Restated Code of Regulations of Diebold, Incorporated — incorporated by reference to Exhibit 3.1(ii) to Registrant’s Form 10-Q for the quarter ended March 31, 2007. (Commission File No. 1-4879)
3.2		Certificate of Amendment by Shareholders to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.2 to Registrant’s Form 10-Q for the quarter ended March 31, 1996. (Commission File No. 1-4879)
3.3		Certificate of Amendment to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.3 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998. (Commission File No. 1-4879)
4.1		Rights Agreement dated as of February 11, 1999 between Diebold, Incorporated and The Bank of New York — incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form 8-A, filed February 2, 1999. (Commission File No. 1-4879)
*10	.1	Form of Employment Agreement as amended and restated as of September 13, 1990 — incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990. (Commission File No. 1-4879)
*10	.2	Schedule of Certain Officers who are Parties to Employment Agreements — incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005. (Commission File No. 1-4879)
*10	.5(i)	Supplemental Employee Retirement Plan I as amended and restated July 1, 2002 — incorporated by reference to Exhibit 10.5(i) to Registrant’s Form 10-Q for the quarter ended September 30, 2002. (Commission File No. 1-4879)
*10	.5(ii)	Supplemental Employee Retirement Plan II as amended and restated July 1, 2002 — incorporated by reference to Exhibit 10.5(ii) to Registrant’s Form 10-Q for the quarter ended September 30, 2002. (Commission File No. 1-4879)
*10	.7(i)	1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992. (Commission File No. 1-4879)

*10	.7(ii)	Amendment No. 1 to the Amended and Restated 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998. (Commission File No. 1-4879)
*10	.7(iii)	Amendment No. 2 to the Amended and Restated 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 2003. (Commission File No. 1-4879)
*10	.7(iv)	2005 Deferred Compensation Plan for Directors of Diebold, Incorporated, effective as of January 1, 2005 — incorporated by reference to Exhibit 10.7(iv) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005. (Commission File No. 1-4879)
*10	.8(i)	1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 — incorporated by reference to Exhibit 4(a) to Form S-8 Registration Statement No. 333-60578.
*10	.8(ii)	Amendment No. 1 to the 1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 — incorporated by reference to Exhibit 10.8 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 2004. (Commission File No. 1-4879)
*10	.8(iii)	Amendment No. 2 to the 1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 — incorporated by reference to Exhibit 10.8 (iii) to Registrant’s Form 10-Q for the quarter ended March 31, 2004. (Commission File No. 1-4879)
*10	.8(iv)	Amendment No. 3 to the 1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 — incorporated by reference to Exhibit 10.8 (iv) to Registrant’s Form 10-Q for the quarter ended June 30, 2004. (Commission File No. 1-4879)
*10	.9	Long-Term Executive Incentive Plan — incorporated by reference to Exhibit 10.9 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993. (Commission File No. 1-4879)
*10	.10(i)	Amended and Restated 1992 Deferred Incentive Compensation Plan — incorporated by reference to Exhibit 10.10 (i) to Registrant’s Form 10-Q for the quarter ended September 30, 2002. (Commission File No. 1-4879)
*10	.10(ii)	2005 Deferred Incentive Compensation Plan, effective as of January 1, 2005 — incorporated by reference to Exhibit 10.10(ii) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005. (Commission File No. 1-4879)
*10	.11	Annual Incentive Plan — incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000. (Commission File No. 1-4879)
*10	.13(i)	Forms of Deferred Compensation Agreement and Amendment No. 1 to Deferred Compensation Agreement — incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996. (Commission File No. 1-4879)
*10	.13(ii)	Section 162(m) Deferred Compensation Agreement (as amended and restated January 29, 1998) — incorporated by reference to Exhibit 10.13 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998. (Commission File No. 1-4879)
*10	.14	Deferral of Stock Option Gains Plan — incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998. (Commission File No. 1-4879)
10	.17(i)	Amended and Restated Loan Agreement dated as of April 30, 2003 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, N.A. — incorporated by reference to Exhibit 10.17 to Registrant’s Form 10-Q for the quarter ended June 30, 2003. (Commission File No. 1-4879)
10	.17(ii)	First Amendment to Loan Agreement, dated as of April 28, 2004 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, N.A. — incorporated by reference to Exhibit 10.17 (ii) to Registrant’s Form 10-Q for the quarter ended June 30, 2004. (Commission File No. 1-4879)
10	.17(iii)	Second Amendment to Loan Agreement, dated as of April 27, 2005 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and JPMorgan Chase Bank N.A. (successor by merger to Bank One, N.A.) — incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on May 3, 2005. (Commission File No. 1-4879)
10	.17(iv)	Third Amendment to Loan Agreement, dated as of November 16, 2005 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and JPMorgan Chase Bank N.A. (successor by merger to Bank One, N.A.) — incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on November 22, 2005. (Commission File No. 1-4879)
10	.17(v)	Fourth Amendment to Loan Agreement, dated November 27, 2006 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and JPMorgan Chase Bank N.A. (successor by merger to Bank One N.A.) — incorporated by reference to Exhibit 10.17 (v) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006. (Commission File No. 1-4879)

*10	.18(i)	Retirement and Consulting Agreement with Robert W. Mahoney — incorporated by reference to Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000. (Commission File No. 1-4879)
*10	.18(ii)	Extension of Retirement and Consulting Agreement with Robert W. Mahoney — incorporated by reference to Exhibit 10.18 (ii) to Registrant’s Form 10-Q for the quarter ended September 30, 2002. (Commission File No. 1-4879)
*10	.18(iii)	Extension of Retirement and Consulting Agreement with Robert W. Mahoney — incorporated by reference to Exhibit 10.18 (iii) to Registrant’s Form 10-Q for the quarter ended June 30, 2003. (Commission File No. 1-4879)
*10	.18(iv)	Extension of Retirement and Consulting Agreement with Robert W. Mahoney — incorporated by reference to Exhibit 10.18 (iv) to Registrant’s Form 10-Q for the quarter ended March 31, 2004. (Commission File No. 1-4879)
*10	.18(v)	Extension of Retirement and Consulting Agreement with Robert W. Mahoney — incorporated by reference to Exhibit 10.18 (v) to Registrant’s Form 10-Q for the quarter ended March 31, 2005. (Commission File No. 1-4879)
*10	.18(vi)	Extension of Retirement and Consulting Agreement with Robert W. Mahoney, dated March 7, 2006 — incorporated by reference to Exhibit 10.18(vi) to Registrant’s Form 10-K for the year ended December 31, 2005. (Commission File No. 1-4879)
10	.20(i)	Transfer and Administration Agreement, dated as of March 30, 2001 by and among DCC Funding LLC, Diebold Credit Corporation, Diebold, Incorporated, Receivables Capital Corporation and Bank of America, National Association and the financial institutions from time to time parties thereto — incorporated by reference to Exhibit 10.20 (i) to Registrant’s Form 10-Q for the quarter ended March 31, 2001. (Commission File No. 1-4879)
10	.20(ii)	Amendment No. 1 to the Transfer and Administration Agreement, dated as of May 2001, by and among DCC Funding LLC, Diebold Credit Corporation, Diebold, Incorporated, Receivables Capital Corporation and Bank of America, National Association and the financial institutions from time to time parties thereto — incorporated by reference to Exhibit 10.20 (ii) to Registrant’s Form 10-Q for the quarter ended March, 31, 2001. (Commission File No. 1-4879)
*10	.21	Separation Agreement with Eric C. Evans — incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on October 18, 2005. (Commission File No. 1-4879)
*10	.22	Form of Non-Qualified Stock Option Agreement — incorporated by reference to Exhibit 10.22 to Registrant’s Form 10-Q for the quarter ended March 31, 2007. (Commission File No. 1-4879)
*10	.23	Form of Restricted Share Agreement — incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on February 16, 2005. (Commission File No. 1-4879)
*10	.24	Form of RSU Agreement — incorporated by reference to Exhibit 10.24 to Registrant’s Form 10-Q for the quarter ended March 31, 2007. (Commission File No. 1-4879)
*10	.25	Form of Performance Share Agreement — incorporated by reference to Exhibit 10.25 to Registrant’s Form 10-Q for the quarter ended March 31, 2007. (Commission File No. 1-4879)
*10	.26	Diebold, Incorporated Annual Cash Bonus Plan — incorporated by reference to Exhibit A to Registrant’s Proxy Statement on Schedule 14A filed on March 16, 2005. (Commission File No. 1-4879)
10.27		Form of Note Purchase Agreement — incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on March 8, 2006. (Commission File No. 1-4879)
*10	.28	Employment Agreement between Diebold, Incorporated and Thomas W. Swidarski — incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on May 1, 2006. (Commission File No. 1-4879)
*10	.29	Employment [Change in Control] Agreement between Diebold, Incorporated and Thomas W. Swidarski — incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on May 1, 2006. (Commission File No. 1-4879)
*10	.30	Compromise Agreement between Diebold International Limited, Diebold, Incorporated and Daniel J. O’Brien — incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K filed on May 1, 2006. (Commission File No. 1-4879)
*10	.31	Separation Agreement between Diebold, Incorporated and Michael J. Hillock, effective June 12, 2006 — incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on June 16, 2006. (Commission File No. 1-4879)
10.32		Letter Agreement (including Term Note) dated as of November 27, 2006, between Diebold, Incorporated and PNC Bank, N.A. — incorporated by reference to Exhibit 10.31 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006. (Commission File No. 1-4879)
21.1		Subsidiaries of the Registrant as of December 31, 2007.
23.1		Consent of Independent Registered Public Accounting Firm.
24.1		Power of Attorney.
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 15(b) of this annual report.

(b)	Refer to this Form 10-K for an index of exhibits.

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

Signature	Title	Date

/s/ Thomas W. Swidarski Thomas W. Swidarski	President, Chief Executive Officer and Director (Principal Executive Officer)	September 30, 2008

/s/ Kevin J. Krakora Kevin J. Krakora	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	September 30, 2008

/s/ Leslie A. Pierce Leslie A. Pierce	Vice President and Corporate Controller (Principal Accounting Officer)	September 30, 2008

* Phillip R. Cox	Director	September 30, 2008

/s/ Louis V. Bockius III Louis V. Bockius III	Director	September 30, 2008

/s/ Richard L. Crandall Richard L. Crandall	Director	September 30, 2008

* Gale S. Fitzgerald	Director	September 30, 2008

* Phillip B. Lassiter	Director	September 30, 2008

* John N. Lauer	Director	September 30, 2008

/s/ Eric J. Roorda Eric J. Roorda	Director	September 30, 2008

Signature	Title	Date

/s/ Henry D.G. Wallace Henry D.G. Wallace	Director	September 30, 2008

/s/ Alan J. Weber Alan J. Weber	Director	September 30, 2008

*	The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and directors of the Registrant and filed with the Securities and Exchange Commission on behalf of such officers and directors.

Date: September 30, 2008

*By:	/s/ Kevin J. Krakora
Kevin J. Krakora, Attorney-in-Fact

DIEBOLD, INCORPORATED AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(in thousands)

	Balance at
	beginning of			Balance at
	year	Additions	Deductions	end of year

Year ended December 31, 2007
Allowance for doubtful accounts	$32,104	$22,425	$20,822	$33,707
Year ended December 31, 2006 (As Restated)
Allowance for doubtful accounts	$28,242	$15,853	$11,991	$32,104
Year ended December 31, 2005 (As Restated)
Allowance for doubtful accounts	$9,673	$27,114	$8,545	$28,242

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT DESCRIPTION

21.1	Significant Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.