Form 10-Q
period 2008-03-31
DIEBOLD INC
filed 2008-09-30
CIK 28823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Registrant’s telephone number, including area code: (330) 490-4000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
INDEX

Special Note
This quarterly report on Form 10-Q for the quarter ended March 31, 2008 was delayed due to the Company’s discussions with the Office of the Chief Accountant (OCA) of the Securities and Exchange Commission (SEC) with regard to the Company’s practice of recognizing certain revenue on a bill and hold basis in its North America business segment, as well as due to the review of other accounting matters described below. On December 21, 2007, the Company announced that in consultation with outside advisors, it was conducting an internal review into certain accounting and financial reporting matters, including, but not limited to, the review of various balance sheet accounts such as prepaid expenses, accrued liabilities, capitalized assets, deferred revenue and reserves within both the Company’s North America and International businesses. On January 15, 2008, the Company announced that it had concluded its discussion with the OCA and, as a result of those discussions, the Company determined that its previous long-standing method of accounting for bill and hold transactions was in error, representing a misapplication of United States generally accepted accounting principles (GAAP). Management of the Company determined that the corrected method of recognizing revenue would be adopted retroactively after an in-depth analysis and review with its outside auditors, KPMG LLP (KPMG), an independent registered public accounting firm, the Audit Committee of the Company’s Board of Directors, and the OCA. Accordingly, management concluded that the previously issued financial statements for the fiscal years ended December 31, 2006, 2005, 2004 and 2003; the quarterly data in each of the quarters for the years ended December 31, 2006 and 2005; and the quarter ended March 31, 2007, must be restated and should no longer be relied upon. As a result, the Company restated its previously issued financial statements for those periods. Restated financial information is presented in this quarterly report as well as Diebold’s annual report on Form 10-K for the year ended December 31, 2007. This quarterly report contains a discussion of the restatement and the adjustments made as a result of the restatement.

PART I — FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
DIEBOLD, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$142,015	$206,334
Short-term investments	123,718	104,976
Trade receivables, less allowances of $29,556 and $33,707, respectively	550,708	544,501
Inventories	559,041	533,619
Deferred income taxes	81,769	80,443
Prepaid expenses	48,550	46,347
Other current assets	126,376	114,312

Total Current Assets	1,632,177	1,630,532

Securities and other investments	74,311	75,227
Property, plant and equipment, at cost	589,623	575,796
Less accumulated depreciation and amortization	370,413	355,740

Property, plant and equipment, net	219,210	220,056
Goodwill	491,778	465,484
Other assets	227,523	239,827
Total Assets	$2,644,999	$2,631,126

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable	$7,556	$14,807
Accounts payable	167,311	170,632
Deferred revenue	315,595	301,248
Other current liabilities	264,082	263,951

Total Current Liabilities	754,544	750,638

Notes payable — long term	593,148	609,264
Pensions and other benefits	37,148	36,708
Postretirement and other benefits	31,946	29,417
Deferred income taxes	41,210	39,393
Other long-term liabilities	35,774	37,115
Minority interest	16,795	13,757
Commitments and contingencies	—	—

Shareholders’ Equity
Preferred shares, no par value, authorized 1,000,000 shares, none issued
Common shares, authorized 125,000,000 shares, issued 75,792,982 and 75,579,237, shares, respectively outstanding 66,100,607, and 65,965,749 shares, respectively	94,741	94,474
Additional capital	270,693	261,364
Retained earnings	1,030,076	1,036,824
Treasury shares, at cost (9,692,375 and 9,613,488 shares, respectively)	(408,373)	(406,182)
Accumulated other comprehensive income	147,297	128,354
Total shareholders’ equity	1,134,434	1,114,834

Total liabilities and shareholders’ equity	$2,644,999	$2,631,126

See accompanying Notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)	(As Restated)
Net sales
Products	$308,479	$294,415
Services	388,502	351,871

	696,981	646,286
Cost of sales
Products	219,555	233,278
Services	303,367	283,131

	522,922	516,409

Gross profit	174,059	129,877

Selling, general, and administrative expense	128,297	106,974
Research, development and engineering expense	19,755	16,389
Impairment of assets	4,376	—
Loss on sale of assets, net	1	17

	152,429	123,380

Operating profit	21,630	6,497

Other income (expense)
Investment income	6,529	5,608
Interest expense	(10,767)	(9,385)
Miscellaneous, net	3,805	4,273
Minority interest	(2,186)	(657)

Income before taxes	19,011	6,336

Taxes on income	5,216	4,702

Net income	$13,795	$1,634

Weighted-average shares outstanding:
Basic	66,018	65,673
Diluted	66,306	66,468

Earnings per common share:
Basic	$0.21	$0.02

Diluted	$0.21	$0.02

See accompanying Notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)	(As Restated)
Cash flow from operating activities:
Net income	$13,795	$1,634
Adjustments to reconcile net income to cash provided (used) by operating activities:
Minority share of income	2,186	657
Depreciation and amortization	13,280	17,330
Share-based compensation	3,003	3,516
Excess tax benefits from share-based compensation	—	(42)
Deferred income taxes	(552)	4,502
Impairment of assets	4,376	—
Loss on sale of assets, net	1	17
Cash provided (used) by changes in certain assets and liabilities:
Trade receivables	2,947	19,654
Inventories	(16,061)	(18,927)
Prepaid expenses	(1,938)	(185)
Other current assets	(10,119)	(739)
Accounts payable	(6,859)	(29,908)
Deferred revenue	12,649	28,694
Certain other assets and liabilities	(1,083)	(44,749)

Net cash provided (used) by operating activities	15,625	(18,546)

Cash flow from investing activities:
Payments for acquisitions, net of cash acquired	(3,733)	(2,677)
Proceeds from maturities of investments	84,226	15,825
Payments for purchases of investments	(100,994)	(6,180)
Capital expenditures	(8,227)	(11,964)
Increase in certain other assets	(6,774)	(2,496)

Net cash used by investing activities	(35,502)	(7,492)

Cash flow from financing activities:
Dividends paid	(16,572)	(15,564)
Notes payable borrowings	121,171	227,353
Notes payable repayments	(150,245)	(333,647)
Distribution of affiliates’ earnings to minority interest holder	—	(15,440)
Excess tax benefits from share-based compensation	—	42
Issuance of common shares	—	1,267

Net cash used by financing activities	(45,646)	(135,989)

Effect of exchange rate changes on cash	1,204	2,504

Decrease in cash and cash equivalents	(64,319)	(159,523)
Cash and cash equivalents at the beginning of the period	206,334	253,968

Cash and cash equivalents at the end of the period	$142,015	$94,445

See accompanying Notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2008
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
The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and Notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s annual report on Form 10-K for the years ended December 31, 2007 and 2006. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature, as well as all restatement adjustments discussed in Note 2, “Background of the Restatement,” considered necessary to fairly state the financial position of Diebold’s and its consolidated subsidiaries at March 31, 2008 and December 31, 2007; the results of its operations for the three-month periods ended March 31, 2008 and March 31, 2007 and its cash flows for the three-month periods ended March 31, 2008 and March 31, 2007.
In addition, some of the Company’s statements in this quarterly report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the three-month period ended March 31, 2008 are not necessarily indicative of results to be expected for the full year.
On January 1, 2008, the Company adopted the provision of SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R) that requires entities to measure defined benefit plan assets and obligations as of the date of the employer’s statement of financial position. The adoption of this SFAS had a cumulative effect reduction to beginning retained earnings of $1,387 as of January 1, 2008.
On January 1, 2008, the Company adopted Emerging Issues Task Force (EITF) Issue No. 06-10, Accounting for Collateral Assignment Split Dollar Life Insurance, which applies to entities that participate in collateral assignment split-dollar life insurance arrangement that extend into an employee’s retirement period (often referred to as “key person” life insurance). The pronouncement requires employers to recognize a liability for the postretirement obligation associated with a collateral assignment arrangement if, based on an agreement with an employee, the employer has agreed to maintain a life insurance policy during the postretirement period or to provide a death benefit. The adoption of this EITF had a cumulative effect reduction to beginning retained earnings of $2,583 as of January 1, 2008.
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

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2008
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
FORM 10-Q as of March 31, 2008
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)
The following tables present the effects of the restatement adjustments by financial statement line item for the three-month period ended March 31, 2007:

	Three-Month Period Ended March 31, 2007
		Adjustments
		Revenue Recognition
	As			Account				Total	Provision for
	Reported	Bill & Hold	Other	Reconciliations	Inventory	Capitalization	Other	Adjustments	Income Tax	As Restated
	(in thousands)
Net sales
Products	$282,149	$16,058	$(3,529)	$(263)	$—	$—	$—	$12,266	$—	$294,415
Services	346,295	4,037	291	1,248	—	—	—	5,576	—	351,871

	628,444	20,095	(3,238)	985	—	—	—	17,842	—	646,286
Cost of sales
Products	229,672	7,986	(4,112)	(649)	939	—	(558)	3,606	—	233,278
Services	278,586	3,037	63	1,514	(69)	—	—	4,545	—	283,131

	508,258	11,023	(4,049)	865	870	—	(558)	8,151	—	516,409

Gross profit	120,186	9,072	811	120	(870)	—	558	9,691	—	129,877

Selling and administrative expense	102,432	7	—	3,129	273	1,240	(107)	4,542	—	106,974
Research, development and engineering expense	16,576	(200)	—	13	—	—	—	(187)	—	16,389
Loss on sale of assets, net	17	—	—	—	—	—	—	—	—	17

	119,025	(193)	—	3,142	273	1,240	(107)	4,355	—	123,380

Operating profit	1,161	9,265	811	(3,022)	(1,143)	(1,240)	665	5,336	—	6,497

Other income (expense)
Investment income	5,622	—	(14)	—	—	—	—	(14)	—	5,608
Interest (expense) income	(9,426)	—	—	(28)	—	—	69	41	—	(9,385)
Miscellaneous, net	3,252	—	—	513	2,651	—	(2,143)	1,021	—	4,273
Minority interest	(769)	112	—	—	—	—	—	112	—	(657)

Income (loss) before taxes	(160)	9,377	797	(2,537)	1,508	(1,240)	(1,409)	6,496	—	6,336

Taxes on income	5,725	—	—	—	—	—	—	—	(1,023)	4,702

Net income (loss)	$(5,885)	$9,377	$797	$(2,537)	$1,508	$(1,240)	$(1,409)	$6,496	$1,023	$1,634

Weighted-average shares outstanding:
Basic	65,673									65,673
Diluted	66,156									66,468

Earnings per common share:
Basic	$(0.09)									$0.02

Diluted	$(0.09)									$0.02

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
The Company completed an analysis of transactions and recorded adjusting journal entries related to revenue and costs recognized previously under a bill and hold basis that is now recognized upon customer acceptance of products at a customer location. Within the North America business segment, when the Company is contractually responsible for installation, customer acceptance will be upon completion of the installation of all of the items at a job site and the Company’s demonstration that the items are in operable condition. Where items are contractually only delivered to a customer, revenue recognition of these items will continue

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2008
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)
upon shipment or delivery to a customer location depending on the terms in the contract. Within the International business segment, customer acceptance is upon either the delivery of or completion of the installation depending on the terms in the contract with the customer. The Company restated for transactions affecting both product revenue for hardware sales and service revenue for installation and other services that had been previously recognized on a bill and hold basis.
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
Account Reconciliations
Many of the restatement adjustments relate to inaccurate account balances not identified timely due to lack of account reconciliations or inaccurate reconciliations of various accrued liabilities, reserves, prepaid expenses, and select other balance sheet accounts. During the course of the internal review, the Company reviewed certain accrued liabilities, reserves, prepaid expenses and select other balance sheet accounts, including the underlying supporting documentation and estimates to evaluate and determine if the account balances required adjustment. The Company determined that a number of accounts required adjustments related to either inaccurate or incomplete data extracted from systems, misinterpretations of data from systems, faulty analysis, and/or known differences not previously recorded. These adjustments were made across various accounts and accounting periods. The largest of these adjustments related to the following areas:
Service Contract Revenue — The Company records deferred service revenue upon billing to customers and recognizes the related revenue ratably over the life of the service contract. Within the North America business segment, the sub ledger that tracks the service contract activity is the National Service Contract Administration (NSCA) system. During 2007, the Company determined that the reconciliations since 2003 were in error as there was a misinterpretation of system data and exclusion of certain leasing transactions within the prior reconciliations, which created a difference between the NSCA sub ledger system and the general ledger. The Company subsequently initiated and completed a project to reconstruct the sub ledger balance and reconcile differences between the deferred service revenue accounts in the general ledger and the NSCA sub ledger system. The Company determined that the above errors largely originated in 2003 creating a carry forward out of balance condition in the deferred service revenue general ledger account balance into 2007. The Company corrected the deferred service revenue balance in the general ledger for these errors.
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

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2008
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
Other Accruals, Reserves and Prepaids — During the restatement process, the Company identified several accrual accounts related to warranty, freight, product trade-ins and stock-based compensation, as well as reserves and prepaid expense accounts, that were either not adjusted to supported balances on a timely basis or not reconciled on a timely basis. The Company reviewed these accruals, reserves and prepaid expenses accounts including the underlying estimates to assess whether any previously recorded balances required adjustment. During the restatement process, the Company recorded adjustments where necessary to the accrual, reserve and prepaid expense accounts.
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

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2008
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
Statement of Cash Flows
The following tables present the major subtotals for Diebold’s Consolidated Statement of Cash Flows and the effects of the related impacts of the restatement adjustments discussed above for the three months ended March 31, 2007:

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2008
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31, 2007
	(As Reported)	(As Restated)

Net cash provided by:
Net income (loss)	$(5,885)	$1,634
Non-cash adjustments	27,625	25,980
Changes in working capital	(33,022)	(1,411)
Changes in noncurrent assets and liabilities	6,864	(44,749)

Operating activities	(4,418)	(18,546)
Investing activities	(20,502)	(7,492)
Financing activities	(136,820)	(135,989)
Effect of exchange rate changes on cash and cash equivalents	2,221	2,504

Net decrease in cash and cash equivalents	(159,519)	(159,523)
Cash and cash equivalents at beginning of period	253,814	253,968

Cash and cash equivalents at end of period	$94,295	$94,445

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
Share-based compensation was recognized as a component of selling, general and administrative expenses. Total share-based compensation expense for the three months ended March 31, 2008 and 2007 was $3,003 and $3,516, respectively.
Options outstanding and exercisable under the Company’s 1991 Equity and Performance Incentive Plan, as amended and restated, as of March 31, 2008 and changes during the three months ended March 31, 2008 were as follows:

			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value (1)
	(in thousands)	(per share)	(in years)	(in thousands)
Outstanding at January 1, 2008	2,884	$41.56
Granted	335	25.53
Exercised	—	—
Expired or forfeited	(164)	47.17

Outstanding at March 31, 2008	3,055	$39.50	6	$8,629

Exercisable at March 31, 2008	2,211	$40.56	5	$4,524

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2008
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)

(1)	The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the closing price of the Company’s common shares on the last trading day of the first quarter of 2008 and the exercise price, multiplied by the number of “in-the-money” options) that would have been received by the option holders had all option holders exercised their options on March 31, 2008. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common shares.
The following tables summarize information on unvested restricted stock units and performance shares outstanding for the three month period ended March 31, 2008:

		Weighted-
		Average
	Number of	Grant-Date
Restricted Stock Units (RSUs):	Shares	Fair Value
Unvested at January 1, 2008	325	$45.14
Exercised	—	—
Forfeited	(7)	44.82
Vested	(46)	55.20
Granted	132	27.97

Unvested at March 31, 2008	404	$38.39

		Weighted-
		Average
		Grant-
	Number of	Date Fair
Performance Shares:	Shares	Value
Unvested at January 1, 2008	519	$54.49
Granted	232	28.91
Forfeited	(113)	57.08
Exercised	—	—
Vested	(15)	57.08

Unvested at March 31, 2008	623	$44.43

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
FORM 10-Q as of March 31, 2008
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2008	2007
		(As Restated)
Numerator:
Net income	$13,795	$1,634
Denominator:
Basic weighted-average shares	66,018	65,673
Effect of dilutive shares	288	795

Diluted weighted-average shares	66,306	66,468

Earnings per common share:
Basic	$0.21	$0.02

Diluted	$0.21	$0.02

Anti-dilutive shares not used in calculating diluted weighted-average shares	2,759	1,020
NOTE 5: INVENTORIES
The Company primarily values inventories at the lower of cost or market applied on a first-in, first-out (FIFO) basis, with the notable exceptions of Brazil and Premier Elections Solutions, Inc. that value inventory using the average cost method, which approximates FIFO. At each reporting period, the Company identifies and writes down its excess or obsolete inventory to its net realizable value based on forecasted usage, orders and inventory aging. With the development of new products, the Company also rationalizes its product offerings and will write down discontinued product to the lower of cost or net realizable value.
Major classes of inventories are summarized as follows:

		December 31,
	March 31, 2008	2007

Finished goods	$269,489	$252,729
Service parts	160,842	152,039
Work in process	66,538	64,414
Raw Materials	62,172	64,437

Total inventory	$559,041	$533,619

NOTE 6: OTHER COMPREHENSIVE INCOME (LOSS)
Items considered to be other comprehensive income (loss) include adjustments made for foreign currency translation (under SFAS No. 52) and pensions (under SFAS No. 87 and SFAS No. 158), and hedging activities (under SFAS No. 133).

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2008
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)
Components of comprehensive income (loss) consist of the following:

	Three Months Ended
	March 31,
	2008	2007
		(As Restated)
Net income	$13,795	$1,634
Other comprehensive income:
Translation adjustment	21,006	17,499
Realized and unrealized loss on hedges	(2,391)	(285)
Pension adjustment	328	1,182

Comprehensive income	$32,738	$20,030

Accumulated other comprehensive income (loss) is reported separately from retained earnings and additional capital in the condensed consolidated balance sheets. Components of accumulated other comprehensive income (loss) consist of the following for the three months ended March 31, 2008 and the year ended December 31, 2007:

	March 31, 2008	December 31, 2007

Translation adjustment	$159,014	$138,008
Realized and unrealized (loss)/gain on hedges	(358)	2,033
Pension adjustment	(11,359)	(11,687)

Total accumulated other comprehensive income	$147,297	$128,354

NOTE 7: INCOME TAXES
The effective tax rate for the three-months ended March 31, 2008 was 27.4 percent versus 74.2 percent for the same period in 2007.
Included in the first quarter of 2007 were taxes associated with the repatriation of earnings from a foreign subsidiary. Consequently, the Company recorded taxes of $4,702 on a pre-tax profit $6,336.
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
At December 31, 2007, the Company had an unrecognized tax benefit of approximately $10,714. The entire amount of unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate. The Company anticipates a decrease in the total unrecognized tax benefits during the next 12 months of approximately $1,527. The Company is currently under federal audit by the Internal Revenue Service (IRS) for tax years 2003 and 2004. All federal tax years prior to 2003 are closed by statute.
The Company is subject to tax examination in various U.S. state jurisdictions for tax years 2002 to the present, as well as various foreign jurisdictions for tax years 1997 to the present.
The Company classifies interest expense and penalties related to the underpayment of income taxes in the financial statements as income tax expense. Consistent with the treatment of interest expense, the Company accrues interest income on overpayments of income taxes where applicable and classifies interest income as a reduction of income tax expense in the financial statements. Total net interest expense and penalties as of December 31, 2007 were $2,474.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2008
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

	Three Months Ended
	March, 31
	2008	2007	2008	2007
	Pension Benefits		Other Benefits
Components of Net Periodic Benefit Cost
Service cost	$2,460	$2,865	$1	$2
Interest cost	7,012	6,403	305	339
Expected return on plan assets	(8,937)	(8,252)	—	—
Amortization of prior service cost	95	154	(129)	(129)
Recognized net actuarial loss	255	974	107	183

Net periodic pension benefit cost	$885	$2,144	$284	$395

Cash Flows
Previously, the Company disclosed expected payments related to the 2008 plan year of $2,776 to its qualified and non-qualified pension plans and $2,262 to its other postretirement benefit plan. There have been no significant changes to the 2008 plan year contribution amounts previously disclosed. As of March 31, 2008 and 2007, contributions of $700 and $3,661 were made to the qualified and non-qualified pension plans, respectively.
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

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2008
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
The following table presents Diebold’s revenue by reportable segment for the three-month periods ended March 31, 2008 and 2007, respectively.

	DNA	DI	ES & Other	Total
For the quarter ended March 31, 2008

Customer revenue	$357,566	$321,430	$17,985	$696,981
Operating profit (loss)	13,453	10,261	(2,084)	21,630
Capital expenditures	2,402	5,692	133	8,227
Depreciation	4,687	4,312	853	9,852
Property, plant and equipment, at cost	417,857	158,896	12,870	589,623
Total Assets	701,563	1,840,799	102,637	2,644,999

For the quarter ended March 31, 2007 (As Restated)

Customer revenue	$356,265	$280,788	$9,233	$646,286
Operating profit (loss)	22,829	(19,039)	2,707	6,497
Capital expenditures	5,096	6,633	235	11,964
Depreciation	8,043	4,098	173	12,314
Property, plant and equipment, at cost	401,462	145,669	5,632	552,763
Total Assets	697,440	1,603,215	172,367	2,473,022
The following table presents Diebold’s revenue by geographic region for the three-month periods ended March 31, 2008 and 2007, respectively.

	Three Months Ended
	March 31,
	2008	2007
		(As Restated)
The Americas	$495,349	$470,784
Asia Pacific	108,200	67,785
Europe, Middle East, and Africa	93,432	107,717

Revenue from customers	$696,981	$646,286

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2008
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)
The following table presents Diebold’s revenue by Product and Service Solution for the three-month periods ended March 31, 2008 and 2007, respectively.

	Three Months Ended
	March 31,
	2008	2007
		(As Restated)
Financial self-service:
Products	$229,125	$221,025
Services	264,353	235,725

Total financial self-service	493,478	456,750

Security:
Products	70,363	70,686
Services	115,155	109,617

Total security	185,518	180,303

Total financial self-service & security	678,996	637,053

Election systems:
Products	5,700	2,704
Services	8,994	6,529

Total election systems	14,694	9,233

Lottery systems	3,291	—

Revenue from customers	$696,981	$646,286

NOTE 10: GUARANTEES AND PRODUCT WARRANTIES
The Company has applied the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, to its agreements that contain guarantees or indemnification clauses. These disclosure requirements expand those required by SFAS No. 5, Accounting for Contingencies, by requiring a guarantor to disclose certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote. The following is a description of arrangements in effect as of March 31, 2008 in which the Company is the guarantor.
In connection with the construction of certain manufacturing facilities, the Company guaranteed repayment of principal and interest on variable rate industrial development revenue bonds by obtaining letters of credit. The bonds were issued with a 20-year original term and are scheduled to mature in 2017. At March 31, 2008, the carrying value of the liability was $11,900.
The Company provides its global operations guarantees and standby letters of credit through various financial institutions to suppliers, regulatory agencies and insurance providers. If the Company is not able to make payment, the suppliers, regulatory agencies and insurance providers may draw on the pertinent bank. At March 31, 2008, the maximum future payment obligations related to these various guarantees totaled $65,550, of which $22,628 represented standby letters of credit to insurance providers. There was no associated liability recorded for any guarantees. At March 31, 2007, the maximum future payment obligations relative to these various guarantees totaled $47,466, of which $22,663 represented standby letters of credit to insurance providers. There was no associated liability recorded for any guarantees as of March 31, 2008 and 2007.
The Company provides its customers a standard manufacturer’s warranty and records, at the time of the sale, a corresponding

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2008
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

2008
Warranty Liability
Balance at January 1	$26,494
Current period accruals	10,696
Current period settlements	(8,803)

Balance at March 31	$28,387

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
In February 2008, the Company formed a partnership, D&G Centroamerica, S. de R.L. (D&G), based in the Republic of Panama for approximately $6,423. The Company owns 51 percent of the partnership. The minority partner of D&G was previously used by the Company as a distributor in Central America. Goodwill and other intangibles resulting from the acquisition amounted to approximately $6,423 as of March 31, 2008. D&G is included as part of the Company’s DI segment.
In January 2007, the Company acquired Brixlogic, Inc. (Brixlogic) based in San Mateo, California for approximately $8,349. Brixlogic is a software development firm previously used by the Company for various software development projects. Other intangibles, net of amortization, resulting from the acquisition amounted to approximately $7,665 as of March 31, 2008. Brixlogic is included as part of the Company’s DNA segment.
NOTE 12: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company uses derivatives to mitigate the negative economic consequences associated with the fluctuations in currencies and interest rates. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities requires that all derivative instruments be recorded on the balance sheet at fair value and that the changes in the fair value be recognized, currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows derivative gains and losses to be reflected in the income statement together with the hedged exposure, and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. The Company does not enter into any speculative positions with regard to derivative instruments.
NOTE 13: RESTRUCTURING CHARGES
During the first quarter of 2006, the Company announced a plan to close its production facility in Cassis, France (DCM Plan) in an effort to optimize its global manufacturing operations. During the first quarter of 2007, the Company identified one hundred twenty-five Cassis employees to be terminated. Actual termination dates varied based upon each individual employees circumstances. The Company expects the restructuring plan, including all terminations, to be substantially complete by the end of the second quarter of 2008. For the quarter ended March 31, 2008, the Company incurred $886 in expenses in DNA related to the DCM plan.
As of March 31, 2007, the company expected total costs incurred related to the closure of this facility to be in the range of $24,000 to $27,000. For the quarter ended March 31, 2007, total restructuring expenses incurred were $21,366 included as part of product cost of sales.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2008
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)
As of March 31, 2008, the Company anticipates total remaining costs related to the closure of the Cassis, France production facility to be approximately $1,242 of which $785 were employee severance costs and $457 are other costs.
During the first quarter of 2008 there were no restructuring expenses related to the Company’s DI or ES & Other operating segments.
As of March 31, 2008, the restructing accrual related to the DCM Plan is presented in the following table:

	Balance	Liabilities	Liabilities		Balance
	January 1, 2008	Incurred	Paid (Settled)	Adjustments (2)	March 31, 2008

Employee severance costs	$2,515	$—	$(1,959)	$82	$638
Other (1)	2,902	886	(3,048)	178	918

Total costs	$5,417	$886	$(5,007)	$260	$1,556

(1)	Other costs include legal and contract termination fees, asset impairment costs, and costs to transfer usable inventory and equipment.

(2)	Foreign currency translation.
During the third quarter of 2007, DI announced plans to downsize its operations in Germany (Germany plan) in an effort to remove excess capacity. During the first quarter of 2008, the plan was modified to initiate a full closure of operations in Germany in light of further declines in sales opportunities resulting from a fully mature market. As of March 31, 2008, the Company anticipates total remaining costs to be incurred of approximately $4,652. For the quarter ended March 31, 2008 no restructuring charges were incurred related to the Germany plan. No employees were notified of termination during the first quarter of 2008. The Company expects the Germany restructuring plan, including all terminations, to be substantially complete by the end of fiscal year 2008. As of March, 31, 2008, the Germany plan accrual balance was immaterial to the Company.
During the fourth quarter of 2007, the Company announced a plan to reduce its global workforce (RIF plan) in an effort to optimize overall operational performance. As of March 31, 2008, the Company anticipates total costs to be incurred of approximately $34,401. For the quarter ended March 31, 2008, total DNA RIF plan restructuring charges incurred were $299 through product cost of sales, $645 through service cost of sales, and $504 through operating expense. Total DI RIF plan restructuring charges incurred were $108 through product cost of sales, $237 through service cost of sales, and $1,002 through operating expense. During the first quarter of 2008, the Company notified one hundred twenty-two employees of termination. The Company expects the RIF restructuring plan, including all terminations, to be substantially complete by the end of fiscal year 2008. As of March 31, 2008, the RIF plan accrual balance was not material to the Company.
During the first quarter of 2008, the Company incurred an impairment charge of $4,376 related to the write down of intangible assets from the 2004 acquisition of TFE Technology Holdings, a maintenance provider of network and hardware service solutions to federal and state government agencies and commercial firms.
NOTE 14: FAIR VALUE OF ASSETS AND LIABILITIES
Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (SFAS 157), for its financial assets and liabilities, as required. In February 2008, the FASB issued FASB Staff Position No. 157-2 which deferred the effective date of SFAS 157 for nonfinancial assets and liabilities except for those recognized or disclosed on a recurring basis. SFAS 157 establishes a common definition for fair value to be applied to GAAP guidance requiring the use of fair value, establishes a framework for measuring fair value, and expands disclosure requirements about such fair value measurements. The standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2008
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)
The Company adopted SFAS No. 157 on January 1, 2008 with respect to financial assets and financial liabilities that are measured at fair value within the condensed consolidated financial statements and deferred the adoption for non-financial assets and non-financial liabilities until January 1, 2009. Accordingly, the provisions of SFAS No. 157 were not applied to long-lived assets and goodwill and other intangible assets measured for impairment testing purposes.
The hierarchy that prioritizes the inputs to valuation techniques used to measure fair value is divided into three levels:
•	Level 1 — Unadjusted quoted prices in active markets for identical assets or liabilities.
•	Level 2 — Unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active or inputs, other than quoted prices in active markets, that are observable either directly or indirectly.
•	Level 3 — Unobservable inputs for which there is little or no market data.
The Company measures its financial assets and liabilities using one or more of the following three valuation techniques outlined in SFAS 157:
•	Market approach — Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
•	Cost approach — Amount that would be required to replace the service capacity of an asset (replacement cost).
•	Income approach — Techniques to convert future amounts to a single present amount based upon market expectations.
The Company has no financial assets or liabilities for which fair value was measured using Level 3 inputs. Assets and liabilities subject to fair value measurement are as follows:

		Fair Value Measurements at
		Reporting Date Using
		Quoted Prices in	Significant
		Active Markets for	Other
	Fair Value as of	Identical Assets	Observable Inputs
	March 31, 2008	(Level 1)	(Level 2)

Assets
Short-term investments	$123,718	$123,718	$—
Deferred Compensation	13,492	13,492	—
Forward Exchange Forward Contracts	3,826	—	3,826

Total	$141,036	$137,210	$3,826

Liabilities
Interest Rate Swaps	$3,008	$—	$3,008

Total	$3,008	$—	$3,008

Short-Term Investments The Company has investments in certificates of deposit that are recorded at cost, which approximates fair value due to their short term nature and lack of volatility.
Deferred Compensation Plan The fair value of the Company’s deferred compensation plan is derived from investments in a mix of money market, fixed income and equity funds managed by Vanguard.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2008
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)
Foreign Exchange Forward Contracts A substantial portion of the Company’s operations and revenues are international. As a result, changes in foreign exchange rates can create substantial foreign exchange gains and losses from the revaluation of non-functional currency monetary assets and liabilities. The foreign exchange contracts are valued using the market approach based on observable market transactions of forward rates.
Interest Rate Swaps The Company has variable rate debt and is subject to fluctuations in interest related cash flows due to changes in market interest rates. The Company’s policy allows it to periodically enter into derivative instruments designated as cash flow hedges to fix some portion of future variable rate based interest expense. The Company has executed two pay-fixed receive-variable plain vanilla interest rate swaps to hedge against changes in the LIBOR benchmark interest rate on a portion of the Company’s LIBOR- based credit facility. The fair value of the swap is determined using the income approach and is calculated based on LIBOR rates at the reporting date.
NOTE 15: SUBSEQUENT EVENTS
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
RESULTS OF OPERATIONS as of March 31, 2008
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
On July 25, 2007, the Company announced that it would delay the release of its earnings results for the quarter ended June 30, 2007, as well as the filing of its quarterly report on Form 10-Q for that quarter, while the Company proactively sought guidance from the Office of the Chief Accountant of the SEC (OCA) as to the Company’s revenue recognition policy. The guidance sought related to the Company’s long-standing practice of recognizing certain revenue on a bill and hold basis within its North America business segment.
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
OVERVIEW
Diebold is at the threshold of its 150th year in business, providing self-service delivery and security innovations and solutions to the financial, retail, commercial and government markets. Drawing from its history as the premier manufacturer of safes and vaults in the United States, Diebold today is transforming itself into a leading provider of integrated services for the industries in which it operates. To this end, since January 2006, Diebold has taken several actions to refine and realign its global manufacturing and supply chain

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of March 31, 2008
(Unaudited)
(In thousands, except per share amounts)
footprint. These actions include closing manufacturing plants in Cassis, France; Danville, Virginia; and Buenos Aires, Argentina, selling its plant in Sumter, South Carolina.; establishing a manufacturing presence in Eastern Europe, migrating supply chain infrastructure to lower-cost regions and aggressively collaborating with its suppliers to improve quality and reduce costs. Because of these and other efforts, Diebold continues to meet its goals associated with its three-year, $100,000 cost-reduction initiative which will be complete by the end of 2008.
To assist in its goal of further streamlining operations and reducing costs while retaining high levels of quality, the Company has been engaged with external consultants in a detailed assessment of its global manufacturing and supply chain footprint. As a result of these efforts, Diebold has identified a series of additional actions that it plans to initiate during 2008. These actions include:
•	Additional strategic global manufacturing realignment
•	Transitioning from a four-plant global Opteva production footprint down to two plants, driving significant improvements in plant capacity utilization and improving the return on assets. Further details on these efforts will be provided as these actions progress.
•	Further consolidate supply chain and distribution network
•	Expanding partnership with Menlo Worldwide Logistics with a focus on warehouse network rationalization and optimization, and implementation of processes to eliminate waste and inefficiency across global supply chain operations.

•	Continuing to partner with Ariba to optimize procurement and supply chain functions.
•	Initiate a product rationalization/simplification program to improve margins, reduce the cash conversion cycle and improve inventory turnover.
•	Transitioning from a “build-to-order” manufacturing model to a “just-in-time” pull system.

•	Building a global capability for post-production customization.
In conjunction with these actions, along with the 5 percent workforce reduction announced in February 2008 and the Company’s exiting of unprofitable business segments in certain geographies, the Company believes it has a solid basis to eliminate an additional $100,000 in cost, with approximately $70,000 to be realized by the middle of 2010.
Also during the first quarter of 2008, Diebold launched a cross-country Integrated Services (IS) symposium in California, Massachusetts and Illinois, designed to allow current and prospective customers to engage in personal discussions about IS solutions to their businesses’ challenges. Subject matter experts showcased products and key capabilities and held individual consultations. Outsourcing today is more than just a cost-reduction exercise. It has become a business strategy that equips customers with leading-edge technology and innovative products and services on a continuous basis.
With regard to the Company’s Premier Election Solutions business, the performance and near-term expectations for this subsidiary remain weak. The market and political uncertainty surrounding voting technology has, to date, not been resolved. While Diebold continues to fully support its elections subsidiary, the Company also continues to pursue strategic alternatives to ownership of the subsidiary.
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
RESULTS OF OPERATIONS as of March 31, 2008
(Unaudited)
(In thousands, except per share amounts)
•	implementation and timeline for new election systems in the United States;

•	the Company’s strong financial position; and

•	the Company’s ability to successfully integrate acquisitions.
RESULTS OF OPERATIONS
The following table summarizes the results of our operations for the three-month periods ended March 31, 2008 and March 31, 2007:

	Three Months Ended
	March 31,
	2008		2007
		% of		% of
	Dollars	Net Sales	Dollars	Net Sales
			(As Restated)	(As Restated)

Net sales	$696,981	100.0%	$646,286	100.0%
Gross profit	174,059	25.0%	129,877	20.1%
Operating expenses	152,429	21.9%	123,380	19.1%
Operating profit	21,630	3.1%	6,497	1.0%
Net income	13,795	2.0%	1,634	0.3%
Diluted earnings per share	0.21	N/A	0.02	N/A
First Quarter 2008 Comparisons with First Quarter 2007
Net Sales
The following table represents information regarding our net sales for the three-month periods ended March 31, 2008 and March 31, 2007:

	Three Months Ended
	March 31,
	2008	2007	% Change
		(As Restated)

Net sales	$696,981	$646,286	7.8%
Net sales for the first quarter of 2008 totaled $696,981 and were $50,695 or 7.8 percent higher than net sales for the first quarter of 2007. The increase in net sales included a net positive currency impact of approximately $33,514 or 5.2 percent. Financial self-service revenue increased by $36,728 or 8.0 percent over the comparable period in 2007 with revenue growth of 59.6 percent in Asia Pacific and 5.2 percent in the Americas offset by a decrease in revenue of 13.3 percent in Europe, Middle East, and Africa (EMEA). Security solutions revenue increased by $5,215 or 2.9 percent over first quarter of 2007. Election systems revenue increased by $5,461 to $14,694, which represented an increase of 59.1 percent over the first quarter of 2007 due to growth in the U.S. based election systems business. All growth was due to an increase in PESI. There was no Brazil revenue. There was $3,291 of lottery systems revenue in the first quarter of 2008 compared to no revenue in the comparable period of 2007.
Gross Profit
The following table represents information regarding our gross profit for the three-month periods ended March 31, 2008 and March 31, 2007:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of March 31, 2008
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2007	% Change
		(As Restated)

Gross profit	$174,059	$129,877	34.0%
Gross profit margin	25.0%	20.1%	4.9%
Gross profit for the first quarter of 2008 totaled $174,059 and was $44,182 or 34.0 percent higher than gross profit in the first quarter of 2007. Product gross margin was 28.8 percent compared to 20.8 percent in the comparable period of 2007. Restructuring charges of approximately $1,302 were included in product costs of sales for the first quarter of 2008 while restructuring charges of approximately $21,366 were recorded in the first quarter of 2007. Restructuring charges in the first quarter of 2008 related primarily to severance costs from the previously announced ongoing reduction in the Company’s global workforce, which is on track to be completed by the end of 2008. Restructuring charges in the first quarter of 2007 related entirely to the closing of the manufacturing operations in Cassis, France and adversely affected product gross margin by 7.3 percent. The increase in product gross margin was the result of higher restructuring charges in 2007. In addition, savings realized from the Company’s ongoing cost reduction program were offset by a higher mix of revenue from lower margin market segments, some pricing pressure in Asia Pacific and Europe and significant increases in certain commodity prices. Service gross margin was 21.9 percent compared to 19.5 percent in the first quarter of 2007. The year-over-year improvement in service margin was driven by better product quality, improved international margins as a result of previous restructuring actions, and continued gains in productivity and efficiency as the Company continues to implement the latest tools and technology across its global service organization.
Operating Expenses
The following table represents information regarding our operating expenses for the three-month periods ended March 31, 2008 and March 31, 2007:

	Three Months Ended
	March 31,
	2008	2007	% Change
		(As Restated)
Selling, general, and administrative expense	$128,297	$106,974	19.9%
Research, development and engineering expense	19,755	16,389	20.5%
Impairment of asset	4,376	—	100.0%
(Gain) loss on sale of assets, net	1	17	-94.1%

Total operating expenses	$152,429	$123,380	23.5%

Percent of net sales	21.9%	19.1%	2.8%
Selling and administrative expense for the first quarter of 2008 was $128,297 or 18.4 percent of net sales compared to $106,974 or 16.6 percent of net sales in 2007. The increase in selling and administrative expense as a percent of sales between years resulted in part due to higher non-routine expenses and restructuring charges in the first quarter of 2008 as compared to the first quarter of 2007, a weakening of the U.S. dollar, and a $3,882 reduction in the reserve for bad debts in 2007 related to the collection of the previously reserved for election receivables from counties in California. Non-routine expenses of $8,715 or 1.3 percent of net sales impacted the first quarter of 2008 compared to $227 of non-routine expenses in the first quarter of 2007. The non-routine expenses were mainly from legal, audit and consultation fees related to the internal review of other accounting items, restatement of financial statements and the ongoing SEC and DOJ investigations and other advisory fees. Additionally, restructuring charges of approximately $1,293 or 0.2 percent of net sales were included in selling and administrative expense for the first quarter of 2008. The restructuring charges were primarily related to severance costs from the previously announced ongoing reduction in the Company’s global workforce, which is on track to be completed by the end of 2008. There were no restructuring charges included in selling and administrative expense for the first quarter of 2007. Research, development, and engineering expense for 2008 was 2.8 percent of net sales as

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of March 31, 2008
(Unaudited)
(In thousands, except per share amounts)
compared to 2.5 percent in 2007. The company incurred a charge of $4,376 for the impairment of asset in the quarter ended March 31, 2008 related to the write down of intangible assets from the 2004 acquisition of TFE Technology Holdings, a maintenance provider of network and hardware service solutions to federal and state government agencies and commercial firms.
Operating Profit
The following table represents information regarding our operating profit for the three-month periods ended March 31, 2008 and March 31, 2007:

	Three Months Ended
	March 31,
	2008	2007	% Change
		(As Restated)

Operating profit	$21,630	$6,497	232.9%
Operating profit margin	3.1%	1.0%	2.1%
Operating profit for the first quarter of 2008 totaled $21,630 and was $15,133 or 232.9 percent higher than operating profit for the comparable period of 2007 mainly due to higher international financial self-service sales and gross profit. Operating profit was adversely impacted by restructuring charges of $3,690 or 0.5 percent of net sales in the first quarter of 2008 compared to $21,366 or 3.3 percent of net sales for the comparable period in 2007. In addition, non-routine expenses of $8,715 or 1.3 percent of net sales affected the operating profit in the first quarter of 2008 compared to $227 of non-routine expenses for the comparable period in 2007.
Other Income (Expense) and Minority Interest
The following table represents information regarding our other income (expenses) and minority interest for the three-month periods ended March 31, 2008 and March 31, 2007:

	Three Months Ended March 31,
	2008	2007	% Change
		(As Restated)

Investment income	$6,529	$5,608	16.4%
Interest expense	(10,767)	(9,385)	14.7%
Miscellaneous, net	3,805	4,273	-11.0%

Other income (expense)	$(433)	$496	-187.3%

Percentage of net sales	-0.1%	0.1%	-0.2%

Minority interest	$(2,186)	$(657)	232.7%
Investment income for the first quarter of 2008 was $6,529 and increased $921 or 16.4 percent compared to the first quarter of 2007. Interest expense for the first quarter of 2008 increased $1,382 or 14.7 percent from the comparable period in 2007. The increase in interest expense was mainly the result of higher borrowing levels year-over-year. Miscellaneous income, net for the first quarter of 2008 was $3,805 as compared to miscellaneous income, net for the first quarter of 2007 of $4,273. The decrease in miscellaneous income was primarily due to movement from a position of foreign exchange gain in 2007 to a foreign exchange loss in 2008, partially offset by higher other income in 2008 due to a reduction in the reserve for the note related to the sale of the Campus System business discontinued operation. Minority interest was higher in the first quarter of 2008 by $1,529.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of March 31, 2008
(Unaudited)
(In thousands, except per share amounts)
Net Income
The following table represents information regarding our net income for the three-month periods ended March 31, 2008 and March 31, 2007:

	Three Months Ended
	March 31,
	2008	2007	% Change
		(As Restated)
Net income	$13,795	$1,634	744.2%
Percent of net sales	2.0%	0.3%	1.7%
Effective tax rate	27.4%	74.2%	-46.8%
Net income for the first quarter of 2008 was $13,795 and increased $12,161 or 744.2 percent compared with the first quarter of 2007. The effective tax rate for the first quarter of 2008 was 27.4 percent versus 74.2 percent in the first quarter of 2007.
Segment Analysis and Operating Profit Summary
Diebold North America (DNA) first quarter of 2008 net sales of $357,566 increased 0.4 percent over first quarter of 2007 net sales of $356,265. Diebold International (DI) first quarter of 2008 net sales of $321,430 increased by $40,642 or 14.5 percent compared with net sales in the comparable period in 2007 of $280,788. The increase in DI net sales was attributable to strong Asia Pacific revenue growth of $40,415 as well as growth in Brazil and Latin America. Election Systems (ES) & Other first quarter of 2008 net sales of $17,985 increased by $8,752 or 94.8 percent compared to first quarter of 2007 net sales of $9,233. This included Brazilian lottery systems revenue of $3,291 in the first quarter of 2008 with no lottery revenue in the comparable period for 2007.
DNA first quarter of 2008 operating profit of $13,453 decreased $9,376 compared with first quarter of 2007 operating profit of $22,829. This decrease was due primarily to non-routine expenses and workforce optimization restructuring charges incurred in 2008. DI operating profit for the first quarter of 2008 was $10,261, an increase of $29,300 or 153.9 percent compared with the first quarter of 2007. The 2007 DI operating profit was impacted by restructuring expense of $21,366 related to the closure of the manufacturing operation in Cassis, France. ES & Other first quarter of 2008 operating profit was a loss of $2,084 and deteriorated by $4,791 compared to an operating profit of $2,707 in the first quarter of 2007. This decrease includes a $3,882 accounts receivable reserve reduction in the first quarter of 2007, due to collection of previously reserved for receivables related to counties in California.
Refer to Note 9 to the condensed consolidated financial statements for details of segment revenue and operating profit.
LIQUIDITY AND CAPITAL RESOURCES
Capital resources are obtained from income retained in the business, senior notes, borrowings under the Company’s committed and uncommitted credit facilities, long-term industrial revenue bonds, and operating and capital leasing arrangements. Management expects that cash provided from the Company’s capital resources will be sufficient to finance planned working capital needs, investments in facilities or equipment, and the purchase of the Company’s common shares for at least the next twelve months. Part of the Company’s growth strategy is to pursue strategic acquisitions. The Company has made acquisitions in the past and intends to make acquisitions in the future. The Company intends to finance any future acquisitions with either cash provided from operations, borrowings under available credit facilities, proceeds from debt or equity offerings and/or the issuance of common shares.
The following table summarizes the results of our Condensed Consolidated Statement of Cash Flows for the three-month periods ended March 31, 2008 and 2007:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of March 31, 2008
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2008	2007
		(As Restated)

Net cash flow provided (used) by:
Operating activities	$15,625	$(18,546)
Investing activities	(35,502)	(7,492)
Financing activities	(45,646)	(135,989)
Effect of exchange rate changes on cash and cash equivalents	1,204	2,504

Net decrease in cash and cash equivalents	$(64,319)	$(159,523)

Net cash provided by operating activities increased by $34,171 in the first quarter of 2008, moving from $15,625 of cash provided by operating activities in the first quarter of 2008 to cash used by operating activities of $18,546 in the first quarter of 2007. Cash flows from operating activities are generated mainly from net income and controlling the components of working capital. The primary reasons for the increase were the $15,625 increase in net income, changes in certain other assets and liabilities and accounts payable offset by lower decreases in trade receivables, lower increase in deferred revenue related to service contract billings and the increase in other current assets. The change in certain other assets and liabilities was $43,666, moving from ($44,749) in the first quarter of 2007 to ($1,083) in the first quarter of 2008 and was primarily the result of timing of tax payments, a lower decrease in other current liabilities and a decrease in notes receivables in the first quarter of 2008 compared to an increase in the first quarter of 2007. The decrease in accounts payable was $6,859 as compared with $29,908 in 2007. Trade receivables decreased to $2,947 in the first quarter of 2008 as compared with $19,654 in first quarter of 2007, with days sales outstanding improving from 77 days at March 31, 2007 to 64 days at March 31, 2008. The lower decrease in trade receivables in the first quarter of 2008 was largely attributed to higher 2008 first quarter revenue.
Net cash used for investing activities was $35,502 in the three months ended March 31, 2008, an increase of $28,010 from the same period in 2007. The increase was primarily due to the $26,413 change in investments, moving from proceeds from maturities of investments of $9,645 during the first quarter of 2007 compared to net payments for purchases of investments of $16,768 during the same period in 2008. In addition, the Company used $3,733 for the final acquisition payment of D&G Centroamerica, S. de R.L. and an earn-out payment for a previous acquisition in the first quarter of 2008 compared to $2,677 of payments for acquisitions in the first quarter of 2007. This was partially offset by a $3,737 decrease in capital expenditures and lower investments in certain other assets.
Net cash used by financing activities was $45,646 in the three months ended March 31, 2008, a decrease of $90,343 compared with $135,989 for the three months ended March 31, 2007. The decrease was largely attributable to decreases in net note payable borrowings of $77,220 and distributions to minority interest holders of $15,440.
In March 2006, the Company secured fixed-rate long-term financing of $300,000 in senior notes in order to take advantage of attractive long-term interest rates. The maturity dates of the senior notes are staggered, with $75,000, $175,000 and $50,000 becoming due in 2013, 2016 and 2018, respectively. The Company used $270,000 of the net proceeds from the offering to reduce the outstanding balance under its revolving credit facility. All other contractual cash obligations with initial and remaining terms in excess of one year and contingent liabilities remained generally unchanged at March 31, 2008 compared to December 31, 2007.
At March 31, 2008, the Company had U.S. dollar denominated private placement debt outstanding of $300,000, U.S. dollar denominated outstanding bank credit lines approximating $235,098, euro denominated outstanding bank credit lines approximating 38,775 (translated at $61,148) and Indian rupee denominated outstanding bank credit lines approximating 178,802 (translated at $4,458). An additional $255,402 was available under committed credit line agreements, and $73,397 was available under uncommitted lines of credit.
The Company‘s financing agreements contain various restrictive covenants, including net debt to capitalization and interest coverage ratios. Under both the agreements with J.P. Morgan Chase Bank, N.A. and the note purchase agreement governing the senior notes, we are obligated to provide financial statements within a specified period of time after the end of each quarter and to provide audited financial statements within a specified period of time after the end of our fiscal year. Due to the delay in completing our financial statements, we received waivers under both aforementioned agreements from the lenders that allow

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of March 31, 2008
(Unaudited)
(In thousands, except per share amounts)
us to waive the requirement to provide financial statements until September 30, 2008. Giving effect to the waivers, we were in compliance with the covenants as of March 31, 2008.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s consolidated financial statements. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. The Company bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Management believes there have been no significant changes during the quarter ended March 31, 2008 to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
RECENT ACCOUNTING PRONOUNCEMENTS
Statement of Financial Accounting Standards No. 161 In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (SFAS 161), Disclosures about Derivatives Instruments and Hedging Activities — an amendment of FASB Statement No. 133. SFAS 161 applies to all entities and requires specified disclosures for derivative instruments and related hedged items accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). The Statement amends and expands SFAS 133’s existing disclosure requirements to provide financial statement users with a better understanding of how and why an entity uses derivatives, how derivative instruments and related hedged items are accounted for under SFAS 133, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 is not expected to have a material impact on the Company’s financial position, results of operations or liquidity.
Statement of Financial Accounting Standards No. 160 In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB 51. SFAS 160 applies to all entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. Under SFAS 160, noncontrolling interests in a subsidiary that are currently recorded within “mezzanine” (or temporary) equity or as a liability will be included in the equity section of the balance sheet. In addition, this statement requires expanded disclosures in the financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interest of the noncontrolling owners of the subsidiary. SFAS 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. Application of SFAS 160’s disclosure requirements is retroactive. The Company is in the process of determining the effects that adoption of SFAS 160 will have on its consolidated financial statements.
Statement of Financial Accounting Standards No. 141(R) In December 2007, the FASB issued SFAS No. 141(R) (SFAS 141(R)), Business Combinations, which amends the accounting and reporting requirements for business combinations. SFAS 141(R) places greater reliance on fair value information, requiring more acquired assets and liabilities to be measured at fair value as of the acquisition date. The pronouncement also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as a capitalized cost of acquisition. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008 and the Company will implement its requirements in future business combinations. The Company does not expect the adoption of SFAS 141(R) to have a material impact on the Company’s historical financial position, results of operations or liquidity.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of March 31, 2008
(Unaudited)
(In thousands, except per share amounts)
FORWARD-LOOKING STATEMENT DISCLOSURE
In this quarterly report on Form 10-Q, statements that are not reported financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give current expectations or forecasts of future events and are not guarantees of future performance. These forward-looking statements relate to, among other things, the Company’s future operating performance, the Company’s share of new and existing markets, the Company’s short- and long-term revenue and earnings growth rates, the Company’s implementation of cost-reduction initiatives and measures to improving pricing, including the optimization of the Company’s manufacturing capacity and the ongoing SEC and DOJ investigations. The use of the words “will,” “believes,” “anticipates,” “expects,” “intends” and similar expressions is intended to identify forward-looking statements that have been made and may in the future be made by or on behalf of the Company.
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
Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Some of the risks, uncertainties and other factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements include, but are not limited to:
•	results of the SEC and DOJ investigations;

•	competitive pressures, including pricing pressures and technological developments;

•	changes in the Company’s relationships with customers, suppliers, distributors and/or partners in its business ventures;

•	changes in political, economic or other factors such as currency exchange rates, inflation rates, recessionary or expansive trends, taxes and regulations and laws affecting the worldwide business in each of the Company’s operations, including Brazil, where a significant portion of the Company’s revenue is derived;

•	acceptance of the Company’s product and technology introductions in the marketplace;

•	amount of cash and non-cash charges in connection with the planned closure of the Company’s Newark, Ohio facility;

•	unanticipated litigation, claims or assessments;

•	variations in consumer demand for financial self-service technologies, products and services;

•	challenges raised about reliability and security of the Company’s election systems products, including the risk that such products will not be certified for use or will be decertified;

•	changes in laws regarding the Company’s election systems products and services;

•	potential security violations to the Company’s information technology systems;

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of March 31, 2008
(Unaudited)
(In thousands, except per share amounts)
•	the Company’s ability to successfully execute its strategy related to the elections systems business; and

•	the Company’s ability to achieve benefits from its cost-reduction initiatives and other strategic changes.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2008
(In thousands)
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to foreign currency exchange rate risk inherent in its international operations denominated in currencies other than the U.S. dollar. A hypothetical 10 percent unfavorable movement in the applicable foreign exchange rates would have resulted in a decrease in 2008 year-to-date operating profit of approximately $2,011. The sensitivity model assumes an instantaneous, parallel shift in the foreign currency exchange rates. Exchange rates rarely move in the same direction. The assumption that exchange rates change in an instantaneous or parallel fashion may overstate the impact of changing exchange rates on amounts denominated in a foreign currency.
The Company’s risk-management strategy uses derivative financial instruments such as forwards to hedge certain foreign currency exposures. The intent is to offset gains and losses that occur on the underlying exposures, with gains and losses on the derivative contracts hedging these exposures. The Company does not enter into derivatives for trading purposes. The Company’s primary exposures to foreign exchange risk are movements in the dollar/euro, dollar/yuan, dollar/forint, and dollar/real rates. For the three months ended March 31, 2008, there were no significant changes in the Company’s foreign exchange risks compared with the prior period.
The Company manages interest rate risk with the use of variable rate borrowings under its committed and uncommitted credit facilities, fixed rate borrowings under its private placement agreement and interest rate swaps. Variable rate borrowings totaled $305,048 at March 31, 2008, of which $50,000 was effectively converted to fixed rate using interest rate swaps. A one percentage point increase or decrease in interest rates would have resulted in an increase or decrease in interest expense for the three months ended March 31, 2008 of approximately $633 on the variable debt including the impact of the swap agreements. The Company’s primary exposure to interest rate risk is movement in the three month LIBOR rate. The Company hedged $200,000 of the fixed rate borrowings under a its private placement agreement, which was treated as a cash flow hedge. This reduced the effective interest rate by 14 basis points from 5.50 to 5.36 percent.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2008
(In thousands)
ITEM 4: CONTROLS AND PROCEDURES
This quarterly report includes the certifications of our CEO and CFO required by Rule 13a-14 of the Exchange Act. See Exhibits 31.1 and 31.2. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.
Background of Restatement
As previously disclosed under “Part II — Item 9A — Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2007, management has concluded that our internal control over financial reporting was not effective as of December 31, 2007.
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
In connection with the preparation of this quarterly report, Diebold’s management, under the supervision and with the participation of the CEO and CFO, conducted an evaluation of disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, including restatement of previously issued financial statements and the identification of certain material weaknesses in internal control over financial reporting, discussed in detail below, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2008 and as of the filing of this quarterly report. Certain material weaknesses described below have not been remediated.
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
Management identified the following control deficiencies that constituted material weaknesses:
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

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2008
(In thousands)
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
Changes in Internal Control Over Financial Reporting
Other than disclosed below there are no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
During the quarter ended March 31, 2008, management continued the process of implementing certain of the remediation measures described below including (a) development and execution of portions of a specific and targeted communication plan involving the executive leadership and the Board of Directors, (b) certain personnel actions, (c) implementation of the revised revenue recognition policy, (d) the establishment of more rigorous financial reporting policies, procedures and processes involving the review and approval of account reconciliations, journal entries, and corresponding supporting documentation, (e) the design and implementation of training programs, (f) an increased emphasis by the corporate accounting, internal audit and finance controls compliance groups on reviewing key accounting controls and process, including documentation requirements, and (g) engaging expert accounting consultants to assist management with the implementation and optimization of controls, the documentation of complex accounting transactions and the reconciliation of deferred revenue accounts. Management continued to implement these remediation measures during the quarter ended March 31, 2008.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2008
(In thousands)
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

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2008
(In thousands)
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

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2008
(In thousands)
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
FORM 10-Q as of March 31, 2008

PART II — OTHER INFORMATION
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

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2008
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

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2008
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Information concerning the Company’s share repurchases made during the first quarter of 2008:

			Total Number of	Maximum Number of
	Total Number of		Shares Purchased as	Shares that May Yet
	Shares	Average Price Paid	Part of Publicly	Be Purchased Under
Period	Purchased (1)	Per Share	Announced Plans (2)	the Plans (2)
January	—	N/A	—	2,926,500
February	20,639	$25.50	—	2,926,500
March	57,748	$28.55	—	2,926,500

Total	78,387	$27.75	—	2,926,500

(1)	Includes 20,639 and 57,748 shares in February and March, respectively, surrendered or deemed surrendered to the Company in order to satisfy tax withholding obligations in connection with the distribution of common shares under employee share-based compensation plans.

(2)	The total number of shares repurchased as part of the publicly announced share repurchase plan was 9,073,500 as of March 31, 2008. The plan was approved by the Board of Directors in April 1997 and authorized the repurchase of up to two million shares. The plan was amended in June 2004 to authorize the repurchase of an additional two million shares, and was further amended in August and December 2005 to authorize the repurchase of an additional six million shares. On February 14, 2007, the Board of Directors approved an increase in the Company’s share repurchase program by authorizing the repurchase of up to an additional two million of the Company’s outstanding common shares. The plan has no expiration date.
ITEM 6: EXHIBITS

3.1	(i)	Amended and Restated Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.1(i) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994. (Commission File No. 1-4879)

3.1	(ii)	Amended and Restated Code of Regulations of Diebold, Incorporated. — incorporated by reference to Exhibit 3.1 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 2007. (Commission File No. 1-4879)

3.2		Certificate of Amendment by Shareholders to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.2 to Registrant’s Form 10-Q for the quarter ended March 31, 1996. (Commission File No. 1-4879)

3.3		Certificate of Amendment to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.3 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998. (Commission File No. 1-4879)

4.1		Rights Agreement dated as of February 11, 1999 between Diebold, Incorporated and The Bank of New York — incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form 8-A dated February 2, 1999. (Commission File No. 1-4879)

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2008

*10.1		Form of Employment Agreement as amended and restated as of September 13, 1990 — incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990. (Commission File No. 1-4879)

*10.2		Schedule of Certain Officers who are Parties to Employment Agreements — incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005. (Commission File No. 1-4879)

*10.5	(i)	Supplemental Employee Retirement Plan I as amended and restated July 1, 2002 — incorporated by reference to Exhibit 10.5 (i) to Registrant’s Form 10-Q for the quarter ended September 30, 2002. (Commission File No. 1-4879)

*10.5	(ii)	Supplemental Employee Retirement Plan II as amended and restated July 1, 2002 — incorporated by reference to Exhibit 10.5 (ii) to Registrant’s Form 10-Q for the quarter ended September 30, 2002. (Commission File No. 1-4879)

*10.7	(i)	1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992. (Commission File No. 1-4879)

*10.7	(ii)	Amendment No. 1 to the Amended and Restated 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998. (Commission File No. 1-4879)

*10.7	(iii)	Amendment No. 2 to the Amended and Restated 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 2003. (Commission File No. 1-4879)

*10.7	(iv)	2005 Deferred Compensation Plan for Directors of Diebold, Incorporated, effective as of January 1, 2005 — incorporated by reference to Exhibit 10.7(iv) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005. (Commission File No. 1-4879)

*10.8	(i)	1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 — incorporated by reference to Exhibit 4(a) to Form S-8 Registration Statement No. 333-60578.

*10.8	(ii)	Amendment No. 1 to the 1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 — incorporated by reference to Exhibit 10.8 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 2004. (Commission File No. 1-4879)

*10.8	(iii)	Amendment No. 2 to the 1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 — incorporated by reference to Exhibit 10.8 (iii) to Registrant’s Form 10-Q for the quarter ended March 31, 2004. (Commission File No. 1-4879)

*10.8	(iv)	Amendment No. 3 to the 1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 — incorporated by reference to Exhibit 10.8 (iv) to Registrant’s Form 10-Q for the quarter ended June 30, 2004. (Commission File No. 1-4879)

*10.9		Long-Term Executive Incentive Plan — incorporated by reference to Exhibit 10.9 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993. (Commission File No. 1-4879)

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2008

*10.10	(i)	Amended and Restated 1992 Deferred Incentive Compensation Plan — incorporated by reference to Exhibit 10.10 (i) to Registrant’s Form 10-Q for the quarter ended September 30, 2002. (Commission File No. 1-4879)

*10.10	(ii)	2005 Deferred Incentive Compensation Plan, effective as of January 1, 2005 — incorporated by reference to Exhibit 10.10 (ii) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005. (Commission File No. 1-4879)

*10.11		Annual Incentive Plan — incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000. (Commission File No. 1-4879)

*10.13	(i)	Forms of Deferred Compensation Agreement and Amendment No. 1 to Deferred Compensation Agreement — incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996. (Commission File No. 1-4879)

*10.13	(ii)	Section 162(m) Deferred Compensation Agreement (as amended and restated January 29, 1998) — incorporated by reference to Exhibit 10.13 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998. (Commission File No. 1-4879)

*10.14		Deferral of Stock Option Gains Plan — incorporated by reference to Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998. (Commission File No. 1-4879)

10.17	(i)	Amended and Restated Loan Agreement dated as of April 30, 2003 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, N.A. — incorporated by reference to Exhibit 10.17 to Registrant’s Form 10-Q for the quarter ended June 30, 2003. (Commission File No. 1-4879)

10.17	(ii)	First amendment to Loan Agreement dated as of April 28, 2004 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, N.A. — incorporated by reference to Exhibit 10.17(ii) to Registrant’s Form 10-Q for the quarter ended June 30, 2004. (Commission File No. 1-4879)

10.17	(iii)	Second amendment to Loan Agreement dated as of April 27, 2005 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and JPMorgan Chase Bank, N.A. (successor by merger to Bank One, N.A.) — incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on May 3, 2005. (Commission File No. 1-4879)

10.17	(iv)	Third amendment to Loan Agreement dated as of November 16, 2005 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and JPMorgan Chase Bank, N.A. (successor by merger to Bank One, N.A.) — incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 22, 2005. (Commission File No. 1-4879)

10.17	(v)	Fourth Amendment to Loan Agreement, dated November 27, 2006 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and JPMorgan Chase Bank N.A. (successor by merger to Bank One, N.A.) — incorporated by reference to Exhibit 10.17(v) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006. (Commission File No. 1-4879)

*10.18	(i)	Retirement and Consulting Agreement with Robert W. Mahoney — incorporated by reference to Exhibit 10.18 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000. (Commission File No. 1-4879)

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2008

*10.18	(ii)	Extension of Retirement and Consulting Agreement with Robert W. Mahoney — incorporated by reference to Exhibit 10.18 (ii) to Registrant’s Form 10-Q for the quarter ended September 30, 2002. (Commission File No. 1-4879)

*10.18	(iii)	Extension of Retirement and Consulting Agreement with Robert W. Mahoney — incorporated by reference to Exhibit 10.18 (iii) to Registrant’s Form 10-Q for the quarter ended June 30, 2003. (Commission File No. 14879)

*10.18	(iv)	Extension of Retirement and Consulting Agreement with Robert W. Mahoney — incorporated by reference to Exhibit 10.18 (iv) to Registrant’s Form 10-Q for the quarter ended March 31, 2004. (Commission File No. 1-4879)

*10.18	(v)	Extension of Retirement and Consulting Agreement with Robert W. Mahoney — incorporated by reference to Exhibit 10.18 (v) to Registrant’s Form 10 -Q for the quarter ended March 31, 2005. (Commission File N0. 1-4879)

*10.18	(vi)	Extension of Retirement and Consulting Agreement with Robert W. Mahoney dated March 7, 2006 — incorporated by reference to Exhibit 10.18(vi) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005. (Commission File No. 1-4879)

10.20	(i)	Transfer and Administration Agreement, dated as of March 31, 2001 by and among DCC Funding LLC, Diebold Credit Corporation, Diebold, Incorporated, Receivables Capital Corporation and Bank of America, National Association and the financial institutions from time to time parties thereto — incorporated by reference to Exhibit 10.20 (i) to Registrant’s Form 10-Q for the quarter ended March 31, 2001. (Commission File No. 1-4879)

10.20	(ii)	Amendment No. 1 to the Transfer and Administration Agreement, dated as of May 2001, by and among DCC Funding LLC, Diebold Credit Corporation, Diebold, Incorporated, Receivables Capital Corporation and Bank of America, National Association and the financial institutions from time to time parties thereto — incorporated by reference to Exhibit 10.20 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 2001. (Commission File No. 1-4879)

*10.22		Form of Non-qualified Stock Option Agreement — incorporated by reference to Exhibit 10.22 to Registrant’s Form 10-Q for the quarter ended March 31, 2007. (Commission File No. 1-4879)

*10.23		Form of Restricted Share Agreement — incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on February 16, 2005. (Commission File No. 1-4879)

*10.24		Form of RSU Agreement — incorporated by reference to Exhibit 10.24 to Registrant’s Form 10-Q for the quarter ended March 31, 2007. (Commission File No. 1-4879)

*10.25		Form of Performance Share Agreement Agreement — incorporated by reference to Exhibit 10.25 to Registrant’s Form 10-Q for the quarter ended March 31, 2007. (Commission File No. 1-4879)

*10.26		Diebold, Incorporated Annual Cash Bonus Plan — incorporated by reference to Exhibit A to Registrant’s Proxy Statement on Schedule 14A filed on March 16, 2005. (Commission File No. 1-4879)

10.27		Form of Note Purchase Agreement — incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on March 8, 2006. (Commission File No. 1-4879)

*10.28		Employment Agreement between Diebold, Incorporated and Thomas W. Swidarski — incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on May 1, 2006. (Commission File No. 1-4879)

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2008

*10.29	Employment [Change in Control] Agreement between Diebold, Incorporated and Thomas W. Swidarski — incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on May 1, 2006. (Commission File No. 1-4879)

*10.31	Separation Agreement between Diebold, Incorporated and Michael J. Hillock, effective June 12, 2006 — incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on June 16, 2006. (Commission File No. 1-4879)

10.32	Letter Agreement (including Term Note) dated as of November 27, 2006, between Diebold, Incorporated and PNC Bank, N.A. — incorporated by reference to Exhibit 10.31 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006. (Commission File No. 1-4879)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*	Reflects management contract or other compensatory arrangement.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2008
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
FORM 10-Q as of March 31, 2008
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