Form 10-Q
period 2008-06-30
DIEBOLD INC
filed 2008-09-30
CIK 28823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
INDEX

Special Note
This quarterly report on Form 10-Q for the quarter ended June 30, 2008 was delayed due to the Company’s discussions with the Office of the Chief Accountant (OCA) of the Securities and Exchange Commission (SEC) with regard to the Company’s practice of recognizing certain revenue on a bill and hold basis in its North America business segment, as well as due to the review of other accounting matters described below. On December 21, 2007, the Company announced that in consultation with outside advisors, it was conducting an internal review into certain accounting and financial reporting matters, including, but not limited to, the review of various balance sheet accounts such as prepaid expenses, accrued liabilities, capitalized assets, deferred revenue and reserves within both the Company’s North America and International businesses. On January 15, 2008, the Company announced that it had concluded its discussion with the OCA and, as a result of those discussions, the Company determined that its previous long-standing method of accounting for bill and hold transactions was in error, representing a misapplication of United States generally accepted accounting principles (GAAP). Management of the Company determined that the corrected method of recognizing revenue would be adopted retroactively after an in-depth analysis and review with its outside auditors, KPMG LLP (KPMG), an independent registered public accounting firm, the Audit Committee of the Company’s Board of Directors, and the OCA. Accordingly, management concluded that the previously issued financial statements for the fiscal years ended December 31, 2006, 2005, 2004 and 2003; the quarterly data in each of the quarters for the years ended December 31, 2006 and 2005; and the quarter ended March 31, 2007, must be restated and should no longer be relied upon. As a result, the Company restated its previously issued financial statements for those periods. Restated financial information is presented in our annual report on Form 10-K for the year ended December 31, 2007.

PART I — FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
DIEBOLD, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$174,240	$206,334
Short-term investments	146,364	104,976
Trade receivables, less allowances of $30,783 and $33,707, respectively	569,856	544,501
Inventories	599,915	533,619
Deferred income taxes	81,617	80,443
Prepaid expenses	49,432	46,347
Other current assets	149,189	114,312

Total Current Assets	1,770,613	1,630,532

Securities and other investments	69,314	75,227
Property, plant and equipment, at cost	596,100	575,796
Less accumulated depreciation and amortization	379,726	355,740

Property, plant and equipment, net	216,374	220,056
Goodwill	502,586	465,484
Other assets	236,118	239,827

Total assets	$2,795,005	$2,631,126

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable	$35,615	$14,807
Accounts payable	195,417	170,632
Deferred revenue	292,924	301,248
Other current liabilities	275,307	263,951

Total Current Liabilities	799,263	750,638

Notes payable — long term	645,827	609,264
Pensions and other benefits	37,180	36,708
Postretirement and other benefits	31,035	29,417
Deferred income taxes	43,193	39,393
Other long-term liabilities	33,108	37,115
Minority interest	17,500	13,757
Commitments and contingencies	—	—

Shareholders’ Equity
Preferred shares, no par value, authorized 1,000,000 shares, none issued	—	—
Common shares, authorized 125,000,000 shares, issued 75,792,982 and 75,579,237, shares, respectively outstanding 66,100,607 and 65,965,749 shares, respectively	94,741	94,474
Additional capital	273,711	261,364
Retained earnings	1,040,592	1,036,824
Treasury shares, at cost (9,692,375 and 9,613,488 shares, respectively)	(408,373)	(406,182)
Accumulated other comprehensive income	187,228	128,354

Total shareholders’ equity	1,187,899	1,114,834

Total liabilities and shareholders’ equity	$2,795,005	$2,631,126

See accompanying Notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales
Products	$355,138	$324,242	$663,617	$618,657
Services	417,078	370,943	805,580	722,814

	772,216	695,185	1,469,197	1,341,471

Cost of sales
Products	260,400	235,210	479,955	468,488
Services	318,359	295,977	621,726	579,108

	578,759	531,187	1,101,681	1,047,596

Gross profit	193,457	163,998	367,516	293,875

Selling, general, and administrative expense	129,703	118,062	258,000	225,036
Research, development and engineering expense	18,156	17,832	37,911	34,221
Impairment of assets	—	—	4,376	—
Gain on sale of assets, net	(5)	(6,438)	(4)	(6,421)

	147,854	129,456	300,283	252,836

Operating profit	45,603	34,542	67,233	41,039

Other income (expense)
Investment income	6,437	5,046	12,966	10,654
Interest (expense)	(10,367)	(9,899)	(21,134)	(19,284)
Miscellaneous, net	(2,885)	3,804	920	8,077
Minority interest	(1,611)	(3,750)	(3,797)	(4,407)

Income before taxes	37,177	29,743	56,188	36,079

Taxes on income	9,963	9,925	15,179	14,627

Net income	$27,214	$19,818	$41,009	$21,452

Weighted-average shares outstanding:
Basic	66,101	65,793	66,059	65,733
Diluted	66,765	66,829	66,364	66,613

Earnings per common share:
Basic	$0.41	$0.30	$0.62	$0.33

Diluted	$0.41	$0.30	$0.62	$0.32

See accompanying Notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2008	2007
	(Unaudited)	(Unaudited)
Cash flow from operating activities:
Net income	$41,009	$21,452
Adjustments to reconcile net income to cash provided by operating activities:
Minority share of income	3,797	4,407
Depreciation and amortization	29,374	33,059
Share-based compensation	6,021	7,117
Excess tax benefits from share-based compensation	—	(152)
Deferred income taxes	(1,397)	9,641
Impairment of assets	4,376	—
Loss on sale of assets, net	(4)	(6,421)
Cash provided (used) by changes in certain assets and liabilities:
Trade receivables	(15,905)	96,612
Inventories	(44,082)	(36,119)
Prepaid expenses	(2,981)	(6,066)
Other current assets	(17,371)	(6,921)
Accounts payable	18,425	4,118
Deferred revenue	(13,090)	1,996
Certain other assets and liabilities	(2,623)	(60,443)

Net cash provided by operating activities	5,549	62,280

Cash flow from investing activities:
Payments for acquisitions, net of cash acquired	(3,733)	(9,090)
Proceeds from maturities of investments	135,610	30,936
Payments for purchases of investments	(163,679)	(18,939)
Proceeds from sale of fixed assets	29	7,617
Capital expenditures	(19,778)	(24,027)
Increase in certain other assets	(11,179)	(14,428)

Net cash used by investing activities	(62,730)	(27,931)

Cash flow from financing activities:
Dividends paid	(33,272)	(31,181)
Notes payable borrowings	373,340	382,093
Notes payable repayments	(322,806)	(502,964)
Distribution of affiliates’ earnings to minority interest holder	—	(15,440)
Excess tax benefits from share-based compensation	—	152
Issuance of common shares	—	6,083

Net cash provided (used) by financing activities	17,262	(161,257)

Effect of exchange rate changes on cash	7,825	6,743

Decrease in cash and cash equivalents	(32,094)	(120,165)
Cash and cash equivalents at the beginning of the period	206,334	253,968

Cash and cash equivalents at the end of the period	$174,240	$133,803

See accompanying Notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2008
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s annual report on Form 10-K for the year ended December 31, 2007 and 2006. In the opinion of management, the accompanying condensed consolidated financial statements reflect all restatement adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at June 30, 2008 and December 31, 2007, the results of its operations for the three- and six-month periods ended June 30, 2008 and June 30, 2007 and its cash flows for the six-month periods ended June 30, 2008 and June 30, 2007.
In addition, some of the Company’s statements in this quarterly report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the six-month period ended June 30, 2008 are not necessarily indicative of results to be expected for the full year.
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
Share-based compensation was recognized as a component of selling, general and administrative expenses. Total share-based compensation expense for the three and six months ended June 30, 2008 was $3,018 and $6,021, respectively. Total share-based compensation expense for the three and six months ended June 30, 2007 was $3,601 and $7,117, respectively.
Options outstanding and exercisable under the Company’s 1991 Equity and Performance Incentive Plan, as amended and restated, as of June 30, 2008 and changes during the six months ended June 30, 2008 were as follows:

			Weighted Average
		Weighted-Average	Remaining	Aggregate Intrinsic
	Number of Shares	Exercise Price	Contractual Term	Value (1)
	(in thousands)	(per share)	(in years)	(in thousands)
Outstanding at January 1, 2008	2,884	$41.56
Granted	335	25.53
Exercised	—	—
Expired or forfeited	(231)	45.13

Outstanding at June 30, 2008	2,988	$39.48	6	$6,090

Exercisable at June 30, 2008	2,210	$40.65	5	$2,738

(1)	The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the closing price of the Company’s common shares on the last trading day of the second quarter of 2008 and the exercise price, multiplied by the number of “in-the-money” options) that would have been received by the option holders had all option holders exercised their options on June 30, 2008. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common shares.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2008
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)
The following tables summarize information on unvested restricted stock units and performance shares outstanding for the six-month period ended June 30, 2008:

		Weighted-Average
Restricted Stock Units (RSUs):	Number of Shares	Grant-Date Fair Value
Unvested at January 1, 2008	325	$45.14
Exercised	—	—
Forfeited	(14)	42.33
Vested	(46)	55.20
Granted	134	28.13

Unvested at June 30, 2008	399	$38.36

		Weighted-Average
Performance Shares:	Number of Shares	Grant-Date Fair Value
Unvested at January 1, 2008	519	$54.49
Granted	232	28.91
Forfeited	(131)	55.89
Exercised	—	—
Vested	(15)	57.08

Unvested at June 30, 2008	605	$44.31

Unvested performance shares are based on a maximum potential payout. Actual shares granted at the end of the performance period may be less than the maximum potential payout level depending on achievement of performance share objectives.
NOTE 3: EARNINGS PER SHARE
The basic and diluted earnings per share computations in the condensed consolidated statements of income are based on the weighted-average number of shares outstanding during each period reported. The following data show the amounts used in computing earnings per share and the effect on the weighted-average number of shares of potentially dilutive common shares.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Numerator:
Net income	$27,214	$19,818	$41,009	$21,452
Denominator:
Basic weighted-average shares	66,101	65,793	66,059	65,733
Effect of dilutive shares	664	1,036	305	880

Diluted weighted-average shares	66,765	66,829	66,364	66,613

Earnings per common share:
Basic	$0.41	$0.30	$0.62	$0.33

Diluted	$0.41	$0.30	$0.62	$0.32

Anti-dilutive shares not used in calculating diluted weighted-average shares	1,329	657	2,452	735

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2008
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)
NOTE 4: INVENTORIES
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
Major classes of inventories are summarized as follows:

	June 30, 2008	December 31, 2007

Finished goods	$312,350	$252,729
Service parts	159,507	152,039
Work in process	58,597	64,414
Raw Materials	69,461	64,437

Total inventory	$599,915	$533,619

NOTE 5: OTHER COMPREHENSIVE INCOME
Items considered to be other comprehensive income (loss) include adjustments made for foreign currency translation (under SFAS No. 52), pensions (under SFAS No. 87 and SFAS No. 158) and hedging activities (under SFAS No. 133). Components of comprehensive income (loss) consist of the following:

	Six Months Ended
	June 30,
	2008	2007

Net income	$41,009	$21,452
Other comprehensive income:
Translation adjustment	59,160	44,210
Realized and unrealized (loss)/gain on hedges	(660)	734
Pension adjustment	374	2,370

Comprehensive income	$99,883	$68,766

Accumulated other comprehensive income (loss) is reported separately from retained earnings and additional capital in the condensed consolidated balance sheets. Components of accumulated other comprehensive income (loss) consisted of the following for the six months ended June 30, 2008 and the year ended December 31, 2007:

	June 30, 2008	December 31, 2007

Translation adjustment	$197,168	$138,008
Realized and unrealized gain on hedges	1,373	2,033
Pension adjustment	(11,313)	(11,687)

Total accumulated other comprehensive income	$187,228	$128,354

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2008
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)
NOTE 6: INCOME TAXES
The effective tax rate for the six months ended June 30, 2008 was 27.0 percent versus 40.5 percent in the same period in 2007. The decrease in effective tax rate was the result of income mix both domestically and internationally. During the second quarter the Company had an immaterial change to its reserve for unrecognized tax benefits.
NOTE 7: BENEFIT PLANS
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

	Three Months Ended
	June 30,
	2008	2007	2008	2007
	Pension Benefits		Other Benefits

Components of Net Periodic Benefit Cost
Service cost	$2,460	$2,865	$1	$2
Interest cost	7,012	6,403	305	340
Expected return on plan assets	(8,937)	(8,252)	—	—
Amortization of prior service cost	95	154	(129)	(129)
Recognized net actuarial loss	52	980	28	183

Net periodic pension benefit cost	$682	$2,150	$205	$396

	Six Months Ended
	June 30,
	2008	2007	2008	2007
	Pension Benefits		Other Benefits

Components of Net Periodic Benefit Cost
Service cost	$4,920	$5,731	$1	$3
Interest cost	14,023	12,806	610	679
Expected return on plan assets	(17,874)	(16,504)	—	—
Amortization of prior service cost	190	308	(258)	(258)
Recognized net actuarial loss	307	1,954	135	366

Net periodic pension benefit cost	$1,566	$4,295	$488	$790

Cash Flows
Previously, the Company disclosed expected payments related to the 2008 plan year of $2,776 to its qualified and non-qualified pension plans and $2,262 to its other postretirement benefit plan. There have been no significant changes to the 2008 plan year expected payments previously disclosed. During the first half of 2008 and 2007, the Company paid $1,407 and $7,338 related to the qualified and unqualified pension plans, respectively.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2008
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The following table presents Diebold’s revenue by reportable segment for the three-month and six month-periods ended June 30, 2008 and 2007, respectively.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2008
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)

	DNA	DI	ES & Other	Total
For the quarter ended June 30, 2008

Customer revenues	$390,048	$355,039	$27,129	$772,216
Operating profit	33,679	10,015	1,909	45,603
Capital expenditures	5,081	6,442	28	11,551
Depreciation	4,713	5,534	834	11,081

For the quarter ended June 30, 2007

Customer revenues	$369,830	$304,062	$21,293	$695,185
Operating profit (loss)	26,715	9,562	(1,735)	34,542
Capital expenditures	7,558	3,911	595	12,064
Depreciation	4,561	5,938	225	10,724

For the six months ended June 30, 2008

Customer revenues	$747,614	$676,469	$45,114	$1,469,197
Operating profit (loss)	47,132	20,276	(175)	67,233
Capital expenditures	7,483	12,134	161	19,778
Depreciation	9,400	9,846	1,687	20,933
Property, plant and equipment, at cost	419,088	164,149	12,863	596,100
Total Assets	656,821	2,025,266	112,918	2,795,005

For the six months ended June 30, 2007

Customer revenues	$726,095	$584,850	$30,526	$1,341,471
Operating profit (loss)	49,544	(9,477)	972	41,039
Capital expenditures	12,653	10,544	830	24,027
Depreciation	12,604	10,036	398	23,038
Property, plant and equipment, at cost	406,981	130,973	6,182	544,136
Total Assets	694,768	1,689,651	144,945	2,529,364
The following table presents Diebold’s revenue by geographic region for the three-month and six-month periods ended June 30, 2008 and 2007, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

The Americas	$554,175	$507,430	$1,049,524	$978,214
Asia Pacific	85,281	72,781	193,481	140,566
Europe, Middle East, and Africa	132,760	114,974	226,192	222,691

Revenue from customers	$772,216	$695,185	$1,469,197	$1,341,471

The following table presents Diebold’s revenue by Product and Service Solution for the three-month and six-month periods ended June 30, 2008 and 2007, respectively.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2008
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Financial self-service:
Products	$259,193	$229,292	$488,318	$450,317
Services	290,191	248,408	554,544	484,133

Total financial self-service	549,384	477,700	1,042,862	934,450

Security:
Products	78,772	80,962	149,135	151,648
Services	116,931	115,230	232,086	224,847

Total security	195,703	196,192	381,221	376,495

Total financial self-service & security	745,087	673,892	1,424,083	1,310,945

Election systems:
Products	17,173	13,990	22,873	16,694
Services	9,956	7,303	18,950	13,832

Total election systems	27,129	21,293	41,823	30,526

Lottery systems	—	—	3,291	—

Revenue from customers	$772,216	$695,185	$1,469,197	$1,341,471

NOTE 9: GUARANTEES AND PRODUCT WARRANTIES
The Company has applied the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, to its agreements that contain guarantees or indemnification clauses. These disclosure requirements expand those required by SFAS No. 5, Accounting for Contingencies, by requiring a guarantor to disclose certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote. The following is a description of arrangements in effect as of June 30, 2008 in which the Company is the guarantor.
In connection with the construction of certain manufacturing facilities, the Company guaranteed repayment of principal and interest on variable rate industrial development revenue bonds by obtaining letters of credit. The bonds were issued with a 20-year original term and are scheduled to mature in 2017. At June 30, 2008, the carrying value of the liability was $11,900.
The Company provides its global operations guarantees and standby letters of credit through various financial institutions to suppliers, regulatory agencies and insurance providers. If the Company is not able to make payment, the suppliers, regulatory agencies and insurance providers may draw on the pertinent bank. At June 30, 2008, the maximum future payment obligations relative to these various guarantees totaled $66,544, of which $22,628 represented standby letters of credit to insurance providers. There was no associated liability recorded for any guarantees. At June 30, 2007, the maximum future payment obligations relative to these various guarantees totaled $56,165, of which $22,663 represented standby letters of credit to insurance providers. There was no associated liability recorded for any guarantees as of June 30, 2008, 2007.
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

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2008
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)

2008
Warranty Liability
Balance at January 1	$26,494
Current period accruals	20,099
Current period settlements	(16,521)

Balance at June 30	$30,072

NOTE 10: ACQUISITIONS
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
In February 2008, the Company formed a partnership, D&G Centroamerica, S. de R.L. (D&G), based in the Republic of Panama for approximately $6,566. The Company owns 51 percent of the partnership. The minority partner of D&G was previously used by the Company as a distributor in Central America. Total goodwill and other intangibles resulting from the acquisition amounted to approximately $6,566 as of June 30, 2008. D&G is included as part of the Company’s DI segment.
In January 2007, the Company acquired Brixlogic, Inc. (Brixlogic) based in San Mateo, California for approximately $8,349. Brixlogic is a software development firm previously used by the Company for various software development projects. Other intangibles, net of amortization, resulting from the acquisition amounted to approximately $7,332 as of June 30, 2008. Brixlogic is included as part of the Company’s DNA segment.
NOTE 11: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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
NOTE 12: RESTRUCTURING CHARGES
During the first quarter of 2006, the Company announced a plan (DCM plan) to close its production facility in Cassis, France in an effort to optimize its global manufacturing operations. During the first quarter of 2007, the Company identified one hundred twenty-five Cassis employees to be terminated. Actual termination dates varied based upon each individual employee’s circumstances. For the quarter ended June 30, 2007, the Company incurred $2,890 in expense through product cost of sales, offset by a $6,438 gain from the sale of the Cassis, France production facility included in gain (loss) on sale of assets, net. Total restructuring charges incurred to date under the DCM plan are $17,818. As of June 30, 2007, the restructuring accrual balance was $7,991. As of June 30, 2007, the Company anticipated total remaining costs related to the closure of this facility to be approximately $6,134.
As of June 30, 2008, the Company anticipates total remaining costs related to the closure of this facility to be approximately $487. For the quarter ended June 30, 2008 the Company incurred $632 product cost of sales in DI; $492 of severance costs and $140 of other costs. For the six months ended June 30, 2008, the Company incurred $632 product cost of sales in DI and $886 product cost of sales in DNA; $492 of employee severance costs and $1,026 of other costs.
As of June 30, 2008, the restructuring accrual related to the DCM plan is presented in the following table:

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2008
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)

	Balance	Liabilities	Liabilities		Balance
	January 1, 2008	Incurred	Paid/Settled	Adjustments (2)	June 30, 2008

Employee severance costs	$2,515	$492	$(3,087)	$80	$—
Other (1)	2,902	1,026	(4,106)	178	—

Total costs	$5,417	$1,518	$(7,193)	$258	$—

(1)	Other costs include legal and contract termination fees, asset impairment costs, and costs to transfer usable inventory and equipment.

(2)	Foreign currency translation.
During the third quarter of 2007, DI announced its plans to downsize its operations in Germany (Germany plan) in an effort to remove excess capacity. During the first quarter of 2008, the Germany plan was modified to initiate a closure of operations in Germany in light of further declines in sales opportunities resulting from a fully mature market. Total Germany plan restructuring expenses incurred for the six-months ended June 30, 2008 were $5,937. During the quarter, the Company identified fifty employees to terminate. As of June 30, 2008, the Company anticipates total remaining costs to be incurred of approximately $945. The Company expects the Germany restructuring plan, including all terminations, to be substantially complete by the end of fiscal year 2008. As of June 30, 2008, the remaining Germany plan accrual balance was not material to the Company.
For the quarter ended June 30, 2008, total Diebold North America restructuring charges incurred by the Company were $466 through product cost of sales. Restructuring charges incurred in its Diebold International segment included $1,326 through product cost of sales, $3,424 through service cost of sales, and $1,188 in operating expense.
During the fourth quarter, the Company announced a plan to reduce its global workforce (RIF plan) in an effort to optimize overall operational performance. As of June 30, 2008, the Company anticipates total costs to be incurred of approximately $29,583. For the quarter ended June 30, 2008, total DNA RIF plan restructuring charges incurred were $599 through product cost of sales, $50 through service cost of sales, and $1,155 through operating expense. Total DI RIF plan restructuring charges incurred were $62 through product cost of sales, $185 through service cost of sales, and $1,085 through operating expense. Total ES & Other RIF plan restructuring charges incurred were $46 through product cost of sales and $592 through operating expense. Total Company RIF plan restructuring expenses incurred to date were $6,569. During the quarter, the Company notified seventy-two employees of termination. The Company expects the RIF restructuring plan, including all terminations, to be substantially complete by the end of fiscal year 2008. As of June 30, 2008, the remaining RIF accrual balance was not material to the Company.
NOTE 13: FAIR VALE OF ASSETS AND LIABILITIES
Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (SFAS 157), for its financial assets and liabilities, as required. In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. 157-2, which deferred the effective date of SFAS 157 for nonfinancial assets and liabilities except for those recognized or disclosed on a recurring basis. SFAS 157 establishes a common definition for fair value to be applied to GAAP guidance requiring the use of fair value, establishes a framework for measuring fair value, and expands disclosure requirements about such fair value measurements. The standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.
The Company adopted SFAS 157 on January 1, 2008 with respect to financial assets and financial liabilities that are measured at fair value within the condensed consolidated financial statements and deferred the adoption for non-financial assets and non-financial liabilities until January 1, 2009. Accordingly, the provisions of SFAS 157 were not applied to long-lived assets and goodwill and other intangible assets measured for impairment testing purposes.
The hierarchy that prioritizes the inputs to valuation techniques used to measure fair value is divided into three levels:
•	Level 1 — Unadjusted quoted prices in active markets for identical assets or liabilities.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2008
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)
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
The Company has no financial assets or liabilities for which fair value was measured using Level 3 inputs. Assets and liabilities subject to fair value measurement are as follows:

		Fair Value Measurements at
		Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other
		for Identical	Observable
	Fair Value as of	Assets	Inputs
	June 30, 2008	(Level 1)	(Level 2)

Assets
Short-term investments	$146,364	$146,364	$—
Deferred Compensation	11,338	11,338	—

Total	$157,702	$157,702	$—

Liabilities
Interest Rate Swaps	$1,352	$—	$1,352
Foreign Exchange Forward Contracts	2,745	—	2,745

Total	$4,097	$—	$4,097

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

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2008
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)
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
RESULTS OF OPERATIONS as of June 30, 2008
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
During the course of the review, certain questions were raised as to certain prior accounting and financial reporting items in addition to bill and hold revenue recognition, including whether the prepaid expenses, accrued liabilities, capitalized assets, deferred revenue, and reserves had been recorded accurately and timely. Accordingly, the Company informed the SEC that the scope of the review was expanded beyond the initial revenue recognition issues to include these additional items. This review has been completed as of the date of the filing of this quarterly report on Form 10-Q.
On January 15, 2008, the Company announced that it had concluded its discussion with the OCA and, as a result of those discussions, the Company determined that its previous long-standing method of accounting for bill and hold transactions was in error, representing a misapplication of U.S. generally accepted accounting principles (GAAP). In addition, the Company disclosed that revenue previously recognized on a bill and hold basis would be recognized upon customer acceptance of products at a customer location. Management of the Company determined that this corrected method of recognizing revenue would be adopted retroactively after an in-depth analysis and review with its outside auditors, KPMG LLP (KPMG), an independent registered public accounting firm, the Audit Committee of the Company’s Board of Directors, and the OCA. Accordingly, management concluded that previously issued financial statements for the fiscal years ended December 31, 2006, 2005, 2004, and 2003; the quarterly data in each of the quarters for the years ended December 31, 2006 and 2005; and the quarter ended March 31, 2007, must be restated and should no longer be relied upon. As a result, the Company has restated its previously issued financial statements for those periods. Restated financial information is presented in Diebold’s annual report on Form 10-K for the year ended December 31, 2007.
OVERVIEW
Diebold is on the verge of its 150th year in business, providing self-service delivery and security innovations and solutions to the financial, retail, commercial and government markets. Drawing from its history as the premier manufacturer of safes and vaults in the United States, Diebold today is transforming itself into a leading provider of integrated services for the industries in which it operates.
During the second quarter of 2008, Diebold announced it remains on track to meet its three-year, $100,000 cost-reduction target under its Smart Business 100 program by the end of 2008. As previously announced, Diebold is now executing Smart Business 200, a series of additional cost-reduction actions to eliminate another $100,000 in costs, with $70,000 expected to be recognized by the middle of 2010. Smart Business 200 actions include additional strategic global manufacturing realignment; further consolidation of the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of June 30, 2008
(Unaudited)
(In thousands, except per share amounts)
Company’s supply chain and distribution network; and initiating a product rationalization and simplification program to improve margins, reduce the cash conversion cycle and improve inventory turnover.
Work has continued on the Company’s strategic global manufacturing realignment plan to reduce its four-plant global Opteva production footprint down to two locations. While the Company is still finalizing its plans, it has given notice to approximately one hundred associates at its Newark, Ohio-area manufacturing facility that the Company intends to close this operation and move all of its production to Diebold’s plant in Lexington, North Carolina Most of Lexington’s Opteva ATM production lines will be moved to existing plants in China and Hungary.
Diebold has also progressed in its work with Menlo Worldwide Logistics to rationalize and optimize its warehouse network in the United States. Diebold will reduce its U.S. warehouse infrastructure from 89 facilities to three strategically located regional distribution and final customization facilities. This effort is to be completed by the end of the third quarter of 2008. The goal is to reduce customer lead times while simultaneously reducing required inventory levels.
Additionally, the Company has just completed an Opteva product rationalization program in North America, reducing its ATM product configuration complexity by more than 90 percent. Although the number of unique product configurations will be greatly reduced, the Company will retain current features and functions in more standardized packages. This is a major step toward the Company’s goal to transition from a “build-to-order” manufacturing model to a “just-in-time” pull system with a global capability for post-production customization.
Also during the second quarter of 2008, Diebold announced it was chosen as the exclusive ATM provider to the Bank of China for the 2008 Summer Olympic Games in Beijing, China. Bank of China planned to install Diebold Opteva ATMs in key competition venues and facilities in the Olympic and Media villages. The ATMs will provide operation prompts in three languages: Chinese, English and French.
In Brazil, Diebold is also a leader in sales, as the Company has partnered with Caixa Economica Federal in one of the largest ATM sales agreements in history. To better serve its widespread customer base in Brazil, Caixa will integrate more than nine thousand six hundred Diebold full-function ATMs into its existing fleet at its branches across the nation.
For the Company’s Premier Election Solutions subsidiary, the performance and near-term market expectations for this business remain unchanged from prior expectations. While Diebold fully supports its elections subsidiary, the Company also continues to pursue strategic alternatives to ownership of this Company.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of June 30, 2008
(Unaudited)
(In thousands, except per share amounts)
RESULTS OF OPERATIONS
The following table summarizes the results of our operations for the three-month and six-month periods ended June 30, 2008 and June 30, 2007:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2008		2007		2008		2007
		% of		% of		% of		% of
	Dollars	Net Sales	Dollars	Net Sales	Dollars	Revenue	Dollars	Net Sales

Net sales	$772,216	100.0%	$695,185	100.0%	$1,469,197	100.0%	$1,341,471	100.0%
Gross profit	193,457	25.1%	163,998	23.6%	367,516	25.0%	293,875	21.9%
Operating expenses	147,854	19.1%	129,456	18.6%	300,283	20.4%	252,836	18.8%
Operating profit	45,603	5.9%	34,542	5.0%	67,233	4.6%	41,039	3.1%
Net income	27,214	3.5%	19,818	2.9%	41,009	2.8%	21,452	1.6%
Diluted earnings per share	0.41	N/A	0.30	N/A	0.62	N/A	0.32	N/A
Second Quarter 2008 Comparisons with Second Quarter 2007
Net Sales
The following table represents information regarding our net sales for the three-month periods ended June 30, 2008 and June 30, 2007:

	Three Months Ended
	June 30,
	2008	2007	% Change

Net sales	$772,216	$695,185	11.1%
Net sales for the second quarter of 2008 totaled $772,216 and were $77,031 or 11.1 percent higher than net sales for the second quarter of 2007. The increase in net sales included a net positive currency impact of approximately $34,497. Financial self-service revenue increased by $71,684 or 15.0 percent over the comparable period in 2007 with revenue from Asia Pacific increasing by 25.1 percent, revenue from Europe, Middle East, and Africa (EMEA) increasing by 18.2 percent, and revenue from the Americas increasing by 12.0 percent. Security solutions revenue decreased by $489 or 0.2 percent over the second quarter of 2007 due to new bank branch construction and retail store openings remaining weak in the United States. Election systems revenue was $27,129, and increased by $5,836 or 27.4 percent over the second quarter of 2007. There was no revenue in the second quarter of either year from lottery systems.
Gross Profit
The following table represents information regarding our gross profit for the three-month periods ended June 30, 2008 and June 30, 2007:

	Three Months Ended
	June 30,
	2008	2007	% Change

Gross profit	$193,457	$163,998	18.0%
Gross profit margin	25.1%	23.6%	1.5%
Gross profit for the second quarter of 2008 totaled $193,457 and was $29,459 or 18.0 percent higher than gross profit in the second quarter of 2007. Product gross margin was 26.7 percent in the second quarter of 2008 compared to 27.5 percent in the comparable period of 2007. Restructuring charges of approximately $3,519 were included in product costs of sales for the second quarter of 2008 while restructuring charges of approximately $2,890 were recorded in the second quarter of 2007. Restructuring charges in the second quarter of 2008 related primarily to severance costs from the previously announced ongoing reduction in the Company’s global workforce, which is on track to be completed by the end of 2008. Restructuring charges in the second quarter of 2007 related entirely to the closing of the manufacturing

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of June 30, 2008
(Unaudited)
(In thousands, except per share amounts)
operations in Cassis, France and adversely affected product gross margin by 0.9 percentage points. The decrease in product gross margin was primarily the result of higher restructuring charges and a higher mix of revenue from lower margin market segments. In addition, some pricing pressure in Asia Pacific and Europe and significant increases in certain commodity prices adversely affected margins, partially offset by the Company’s ongoing cost-reduction program. Service gross margin was 23.7 percent compared to 20.2 percent in the second quarter of 2007. Restructuring charges of approximately $3,847 were included in service costs of sales for the second quarter of 2008 and adversely affected service gross margin by 0.9 percent., while no restructuring charges related to service costs of sales were recorded in the second quarter of 2007. The year-over-year improvement in service margin was driven by better product quality, improved international margins as a result of previous restructuring actions, and continued gains in productivity and efficiency as the Company continues to implement the latest tools and technology across its global service organization, partially offset by higher restructuring charges. Service margins also improved in the United States despite significantly higher fuel costs. Given how rapidly fuel prices have risen, however, the Company was able to recover only a portion of this increase to date through pricing actions.
Operating Expenses
The following table represents information regarding our operating expenses for the three-month periods ended June 30, 2008 and June 30, 2007:

	Three Months Ended
	June 30,
	2008	2007	% Change

Selling, general, and administrative expense	$129,703	$118,062	9.9%
Research, development and engineering expense	18,156	17,832	1.8%
(Gain) on sale of assets, net	(5)	(6,438)	-99.9%

Total operating expense	$147,854	$129,456	14.2%
Percentage of net sales	19.1%	18.6%	0.5%
Selling and administrative expense for the second quarter of 2008 was $129,703 or 16.8 percent of net sales as compared to $118,062 or 17.0 percent of net sales in 2007. Non-routine expenses of $8,459 or 1.1 percent of net sales impacted the second quarter of 2008 compared to $662 of non-routine expenses in the second quarter of 2007. The non-routine expenses were mainly from legal, audit and consultation fees related to the internal review of other accounting items, restatement of financial statements and the ongoing SEC and DOJ investigations and other advisory fees. Additionally, restructuring charges of approximately $3,633 or 0.5 percent of net sales were included in selling and administrative expense for the second quarter of 2008 and were primarily related to severance costs from the previously announced ongoing reduction in the Company’s global workforce, which is on track to be completed by the end of 2008. There were no restructuring charges included in selling and administrative expense for the second quarter of 2007. Research, development, and engineering expense for the second quarter of 2008 was 2.4 percent of net sales compared to 2.6 percent for the second quarter of 2007. The gain on sale of assets in the second quarter of 2008 was $6,433 lower compared to 2007, resulting from the gain on sale of the Company’s manufacturing plant in Cassis, France in the second quarter of 2007 associated with the Company’s restructuring initiatives.
Operating Profit
The following table represents information regarding our operating profit for the three-month periods ended June 30, 2008 and June 30, 2007:

	Three Months Ended
	June 30,
	2008	2007	% Change

Operating profit	$45,603	$34,542	32.0%
Operating profit margin	5.9%	5.0%	0.9%
Operating profit for the second quarter of 2008 totaled $45,603 and was $11,061 or 32.0 percent higher than operating profit for the comparable period of 2007. The increase was largely due to higher financial self-service revenue and profit. Restructuring charges of $11,388 or 1.5 percent of net sales affected the operating profit in the second quarter of 2008 compared to restructuring income of $3,548 or 0.5 percent of net sales for the comparable period in 2007. In addition, non-routine expenses of $8,459 or 1.1 percent of net sales affected the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of June 30, 2008
(Unaudited)
(In thousands, except per share amounts)
operating profit in the second quarter of 2008 compared to $662 or 0.1 percent of net sales for the comparable period in 2007.
Other Income (Expense) and Minority Interest
The following table represents information regarding our other income (expense) and minority interest for the three-month periods ended June 30, 2008 and June 30, 2007:

	Three Months Ended
	June 30,
	2008	2007	% Change

Investment income	$6,437	$5,046	27.6%
Interest expense	(10,367)	(9,899)	4.7%
Miscellaneous, net	(2,885)	3,804	-175.8%

Other income (expense)	$(6,815)	$(1,049)	549.7%

Percentage of net sales	-0.9%	-0.2%	-0.7%

Minority interest	$(1,611)	$(3,750)	-57.0%
Investment income for the second quarter of 2008 was $6,437 and increased by $1,391 or 27.6 percent compared to the comparable period in 2007. Interest expense for the second quarter of 2008 was $10,367 and increased $468 or 4.7 percent compared to 2007. Miscellaneous, net was $6,689 lower in 2008 mainly due to a change in foreign exchange gain (loss) between years. Minority interest was $2,139 lower in the second quarter of 2008 than the comparable period in 2007.
Net Income
The following table represents information regarding our net income for the three-month periods ended June 30, 2008 and June 30, 2007:

	Three Months Ended
	June 30,
	2008	2007	% Change

Net income	$27,214	$19,818	37.3%
Percentage of net sales	3.5%	2.9%	0.6%
Effective tax rate	26.8%	33.4%	-6.6%
Net income for the second quarter of 2008 was $27,214 and increased $7,396 or 37.3% percent compared with the second quarter of 2007. The effective tax rate for the second quarter of 2008 was 26.8% percent versus 33.4 percent in the second quarter of 2007. The 2008 effective tax rate was impacted by restructuring charges, including asset write-offs related to business operations in Western Europe.
Segment Analysis and Operating Profit Summary
Diebold North America (DNA) second quarter of 2008 net sales of $390,048 increased $20,218 or 5.5 percent over second quarter of 2007 net sales of $369,830. The increase in DNA net sales was due to higher financial self-service product and services revenue. Diebold International (DI) second quarter of 2008 net sales of $355,039 increased by $50,977 or 16.8 percent compared with net sales in the comparable period in 2007 of $304,062. The increase in DI net sales was attributable to strong Europe, Middle East and Africa (EMEA) revenue growth of $17,786 as well as growth in Asia-Pacific, Brazil, and Latin America. Election Systems (ES) & Other second quarter of 2008 net sales of $27,129 increased by $5,836 or 27.4 percent compared to second quarter of 2007 net sales of $21,293.
DNA second quarter of 2008 operating profit of $33,679 increased $6,964 compared with second quarter of 2007 operating profit of $26,715. DI operating profit for the second quarter of 2008 was $10,015, an increase of $453 or 4.7 percent compared with the second quarter of 2007. ES & Other second quarter of 2008 operating profit was $1,909 and improved by $3,644 or 210.0 percent compared to an operating loss

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of June 30, 2008
(Unaudited)
(In thousands, except per share amounts)
of $1,735 in the second quarter of 2007. This improvement was a result of increased margin and sales volume in the election systems business.
Refer to Note 8 to the condensed consolidated financial statements for details of segment revenue and operating profit.
Six Months Ended June 30, 2008 Comparisons with Six Months Ended June 30, 2007
Net Sales
The following table represents information regarding our net sales for the six-month periods ended June 30, 2008 and June 30, 2007:

	Six Months Ended
	June 30,
	2008	2007	% Change

Net sales	$1,469,197	$1,341,471	9.5%
Net sales for the six months ended June 30, 2008 totaled $1,469,197 and were $127,726 or 9.5 percent higher than net sales for the comparable period in 2007. The increase in net sales included a net positive currency impact of approximately $68,011 or 4.6 percent. Financial self-service revenue for the six months ended June 30, 2008 increased by $108,412 or 11.6 percent over the comparable period in 2007 with revenue from Asia Pacific increasing by 49.4 percent and revenue from the Americas increasing by 7.5 percent. Security solutions revenue for the six months ended June 30, 2008 increased by $4,726 or 1.3 percent over the comparable period in 2007. This increase occurred in the first quarter of 2008 prior to the slowdown in new bank branch construction and retail store openings becoming weak in the United States in the second quarter of 2008. ES revenue of $41,823 increased by $11,297 or 37.0 percent over the six months ended June 30, 2007. There was $3,291 of lottery systems revenue in the six months ended June 30, 2008 with no revenue in the comparable period of 2007.
Gross Profit
The following table represents information regarding our gross profit for the six-month periods ended June 30, 2008 and June 30, 2007:

	Six Months Ended
	June 30,
	2008	2007	% Change

Gross profit	$367,516	$293,875	25.1%
Gross profit margin	25.0%	21.9%	3.1%
Gross profit for the six months ended June 30, 2008 totaled $367,516 and was $73,641 or 25.1 percent higher than gross profit in the six months ended June 30, 2007. Product gross margin was 27.7 percent in the six-month period ended June 30, 2008 compared to 24.3 percent in the comparable period in 2007. The improvement in product gross margin was primarily due to lower restructuring charges, partially offset by a higher mix of revenue from the international financial self-service business and lower than expected production volume in Europe that resulted in higher supply chain costs. Product gross margins were adversely affected by restructuring charges of approximately $4,821 in the first six months of 2008 and $24,256 in the comparable period of 2007. Service gross margin in the six months ended June 30, 2008 increased to 22.8 percent compared with 19.9 percent in the six months ended June 30, 2007. Service gross margins were adversely affected by restructuring charges of approximately $4,730 in first six month of 2008 and there were no restructuring charges for the comparable period in 2007. The increase in service margin was driven by better product quality, improved international margins as a result of previous restructuring actions, and continued gains in productivity and efficiency as the Company continues to implement the latest tools and technology across its global service organization, partially offset by higher restructuring charges. Service margins also improved in the United States despite significantly higher fuel costs. Given how rapidly fuel prices have risen, however, the Company was able to recover only a portion of this increase to date through pricing actions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of June 30, 2008
(Unaudited)
(In thousands, except per share amounts)
Operating Expenses
The following table represents information regarding our operating expenses for the six-month periods ended June 30, 2008 and June 30, 2007:

	Six Months Ended
	June 30,
	2008	2007	% Change

Selling, general, and administrative expense	$258,000	$225,036	14.6%
Research, development and engineering expense	37,911	34,221	10.8%
Impairment of asset	4,376	—	100.0%
(Gain) on sale of assets, net	(4)	(6,421)	-99.99%

Total operating expense	$300,283	$252,836	18.8%
Percentage of net sales	20.4%	18.8%	1.6%
Selling and administrative expense for the six-months ended June 30, 2008 was $258,000 or 17.6 percent of net sales as compared $225,036 or 16.8 percent of net sales in the six-months ended June 30, 2007. The increase in selling and administrative expense as a percent of sales between years resulted in part due to higher non-routine expenses and restructuring charges in the six-months ended June 30, 2008 as compared to the six-months ended June 30, 2007, a weakening of the U.S. dollar, and a $5,000 reduction in the reserve for bad debts related to the collection of the previously reserved for election receivables from a county in California that occurred in 2007. Non-routine expenses of $17,174 or 1.2 percent of net sales impacted the first six-months of 2008 compared to $888 of non-routine expenses for the same period in 2007. The non-routine expenses were mainly from legal, audit and consultation fees related to the internal review of other accounting items, restatement of financial statements and the ongoing SEC and DOJ investigations and other advisory fees. Additionally, restructuring charges of approximately $4,926 or 0.3 percent of net sales were included in operating expenses for the six-months ended June 30, 2008 and were primarily related to severance costs from the previously announced ongoing reduction in the Company’s global workforce, which is on track to be completed by the end of 2008. There were no restructuring charges included in selling and administrative expense for the comparable period in 2007. Research, development and engineering expense for the first six months of 2008 and 2007 was 2.6 percent of net sales in both years, respectively. The impairment of assets in the six-months ended June 30, 2008 both of $4,376 related to the write down of intangible assets from the 2004 acquisition of TFE Technology Holdings, a maintenance provider of network and hardware service solutions to federal and state government agencies and commercial firms. The loss on sale of assets in the first six months of 2008 was $6,417 lower compared to 2007, resulting from the gain on sale of the Company’s manufacturing plant in Cassis, France in the second quarter of 2007 associated with the Company’s restructuring initiatives.
Operating Profit
The following table represents information regarding our operating profit for the six-month periods ended June 30, 2008 and June 30, 2007:

	Six Months Ended
	June 30,
	2008	2007	% Change

Operating profit	$67,233	$41,039	63.8%
Operating profit margin	4.6%	3.1%	1.5%
Operating profit for the six months ended June 30, 2008 totaled $67,233 and was $29,194 or 63.8 percent higher than operating profit for the comparable period in 2007 due in part to higher revenue and higher gross profit margin. Non-routine expenses of $17,174 or 1.2 percent of net sales adversely affected the operating profit in 2008 compared to $888 for the comparable period in 2007. Restructuring charges of $15,078 or 1.0 percent of net sales affected the operating profit in the first six months of 2008 compared to $17,818 or 1.3 percent of net sales for the comparable period in 2007.
Other Income (Expense) and Minority Interest
The following table represents information regarding our other expense and minority interest for the six-month periods ended June 30, 2008 and June 30, 2007:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of June 30, 2008
(Unaudited)
(In thousands, except per share amounts)

	Six Months Ended
	June 30,
	2008	2007	% Change

Investment income	$12,966	$10,654	21.7%
Interest expense	(21,134)	(19,284)	9.6%
Miscellaneous, net	920	8,077	-88.6%

Other (expense)	$(7,248)	$(553)	1,210.7%

Percentage of net sales	-0.5%	0.0%	-0.5%

Minority interest	$(3,797)	$(4,407)	-13.8%
Investment income for the six months ended June 30, 2008 was $12,966 and increased $2,312 or 21.7 percent compared to the comparable period in 2007. Interest expense for the first six months of 2008 was $21,134 and increased $1,850 or 9.6 percent compared to the same period in 2007. The increase was mainly the result of higher borrowing levels. Miscellaneous, net was $7,157 lower in 2008 mainly due to a change in foreign exchange gain (loss) between years. Minority interest expense was $3,797 which is a decrease of $610 for the six months ended June 30, 2008 compared to the same period in 2007.
Net Income
The following table represents information regarding our net income for the six-month periods ended June 30, 2008 and June 30, 2007:

	Six Months Ended
	June 30,
	2008	2007	% Change

Net income	$41,009	$21,452	91.2%
Percentage of net sales	2.8%	1.6%	1.2%
Effective tax rate	27.0%	40.5%	-13.5%
Net income for the six months ended June 30, 2008 was $41,009 and increased $19,557 or 91.2% percent over net income for the six months ended June 30, 2007. The effective tax rate for the six months ended June 30, 2008 was 27.0% percent versus 40.5 percent for the six months ended June 30, 2007. The 2008 effective tax rate was impacted by restructuring charges including asset write-offs related to business operations in Western Europe. The 2007 effective tax rate was impacted by restructuring charges related to the closure of the manufacturing operation in Cassis, France.
Segment Analysis and Operating Profit Summary
DNA net sales of $747,614 for the six months ended June 30, 2008 increased $21,519 or 3.0 percent over the comparable period 2007 net sales of $726,095. DI net sales of $676,469 for the six months ended June 30, 2008 increased by $91,619 or 15.7 percent over the comparable period of 2007 net sales of $584,850. The increase in DI net sales was attributed to strong revenue growth of $52,915 in Asia Pacific and higher revenue from Brazil and Latin America of $22,339 and $12,891, respectively. ES & Other net sales of $45,114 for the six months ended June 30, 2008 increased $14,588 or 47.8 percent compared to the six months ended June 30, 2007 net sales of $30,526.
DNA operating profit for the six months ended June 30, 2008 decreased by $2,412 or 4.9 percent versus the comparable period in 2007. DI operating profit for the six months ended June 30, 2008 increased by $29,753 or 313.9 percent versus the comparable period in 2007. The increase was due primarily to additional volume and improved gross margins. The operating profit in ES & Other decreased by $1,147 or 118.0 percent, moving from an operating profit of $972 in the six months ended June 30, 2007 to an operating loss of $175 in the first six months of 2008.
Refer to Note 8 to the condensed consolidated financial statements for further details of segment revenue and operating profit.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of June 30, 2008
(Unaudited)
(In thousands, except per share amounts)
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
The following table summarizes the results of our Condensed Consolidated Statement of Cash Flows for the six-month periods ended June 30, 2008 and June 30, 2007:

	Six Months Ended
	June 30,
	2008	2007

Net cash flow provided (used) by:
Operating activities	$5,549	$62,280
Investing activities	(62,730)	(27,931)
Financing activities	17,262	(161,257)
Effect of exchange rate changes on cash and cash equivalents	7,825	6,743

Net decrease in cash and cash equivalents	$(32,094)	$(120,165)

Net cash provided by operating activities was $5,549 for the six months ended June 30, 2008 and decreased by $56,731 compared to the same period in 2007. Cash flows from operating activities are generated mainly from net income and controlling the components of working capital. The primary reasons for the decrease were changes in trade receivables, deferred revenue and other current assets, partially offset by the $19,557 increase in net income and changes in certain other assets and liabilities and accounts payable. Trade receivables increased by $15,905 in the six months ended June 30, 2008 as compared with a decrease of $96,612 in the same period of 2007, with days sales outstanding improving from 64 days at June 30, 2007 to 60 days at June 30, 2008. The increase in trade receivables in the first six months of 2008 was largely attributed to higher 2008 revenue. Deferred revenue decreased by $13,090 in the six months ended June 30, 2008 as compared with an increase of $1,996 in the same period of 2007 due to the timing and frequency of service contract billings. Other current assets increased by $17,371 in the six months ended June 30, 2008 as compared with $6,921 in the same period of 2007. The increase in certain other assets and liabilities in the first six months of 2008 was $2,623 as compared with $60,443 in the comparable period in 2007 and was primarily the result of timing of tax payments, an increase in other current liabilities. The increase in accounts payable was $18,425 in the first six months of 2008 as compared with $4,118 in the same period in 2007.
Net cash used for investing activities in the six months ended June 30, 2008 was $62,730, an increase of $34,799 for the same period in 2007. Net proceeds from maturities of investments were $11,997 during the six months ended June 30, 2007 compared to net payments for purchases of investments of $28,069 during the same period in 2008, increasing net cash used for investing activities by $40,066. In addition, proceeds from the sale of fixed assets were $7,588 higher in the first six months of 2007 compared to the comparable period in 2008. These items were partially offset by $9,090 of earn-out payments for previous acquisitions in the six months ended June 30, 2007 compared to $3,733 of earn-out payments in the comparable period of 2008.
Net cash provided by financing activities was $17,262 in the six months ended June 30, 2008, a change of $178,519 compared with net cash used by financing activities of $161,257 for the same period in 2007. The change was largely attributable to net proceeds from borrowings of $50,534 in the first six months of 2008 compared to net repayments of borrowings of $120,871 in the comparable period in 2007.
In March 2006, the Company secured fixed-rate long-term financing of $300,000 in senior notes in order to take advantage of attractive long-term interest rates. The maturity dates of the senior notes are staggered, with $75,000, $175,000 and $50,000 becoming due in 2013, 2016 and 2018, respectively. The Company used $270,000 of the net proceeds from the offering to reduce the outstanding balance under its revolving credit facility. All other contractual cash obligations with initial and remaining terms in excess of one year and contingent liabilities remained generally unchanged at June 30, 2008 compared to December 31, 2007.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of June 30, 2008
(Unaudited)
(In thousands, except per share amounts)
At June 30, 2008, the Company had U.S. dollar denominated private placement debt outstanding of $300,000, U.S. dollar denominated outstanding bank credit lines approximating $295,767, euro denominated outstanding bank credit lines approximating 51,307 (translated at $80,827) and Indian rupee denominated outstanding bank credit lines approximating 208,757 (translated at $4,849). An additional $190,476 was available under committed credit line agreements, and $60,687 was available under uncommitted lines of credit.
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
Management’s discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s consolidated financial statements. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. The Company bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Management believes there have been no significant changes during the quarter ended June 30, 2008 to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s annual report on Form 10-K for the year ended December 31, 2007.
RECENT ACCOUNTING PRONOUNCEMENTS
FASB Staff Position No. EITF 03-6-1 In June 2008, the Financial Accounting Standards Board (FASB) posted FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1). FSP 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of earnings per share pursuant to the two-class method as described in Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. FSP 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of the adoption of these requirements on its financial statements.
FASB Staff Position No. FAS 142-3 In April 2008, the FASB posted FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP FAS 142-3), which applies to recognized intangible assets that are accounted for pursuant to SFAS No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 amends the factors an entity must consider when developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset. It also requires entities to provide certain disclosures about its assumptions. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of these requirements on its financial statements.
Statement of Financial Accounting Standards No. 161 In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivatives Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 applies to all entities and requires specified disclosures for derivative instruments and related hedged items accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 161 amends and expands SFAS 133’s existing disclosure requirements to provide financial statement users with a better understanding of how and why an entity uses derivatives, how derivative instruments and related hedged items are accounted for under SFAS 133, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 is not expected to have a material impact on the Company’s financial position, results of operations or liquidity.
Statement of Financial Accounting Standards No. 160 In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB 51 (SFAS 160). SFAS 160 applies to all entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. Under SFAS 160, noncontrolling interests in a subsidiary that are currently recorded within “mezzanine” (or temporary) equity or as a liability will be included in the equity section of the balance sheet. In addition, this statement requires expanded disclosures in the financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interest of the noncontrolling owners of the subsidiary. SFAS 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. Application of SFAS 160’s disclosure requirements is retroactive. The Company is in the process of determining the effects that adoption of SFAS 160 will have on its consolidated financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of June 30, 2008
(Unaudited)
(In thousands, except per share amounts)
Statement of Financial Accounting Standards No. 141(R) In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)), which amends the accounting and reporting requirements for business combinations. SFAS 141(R) places greater reliance on fair value information, requiring more acquired assets and liabilities to be measured at fair value as of the acquisition date. The pronouncement also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as a capitalized cost of acquisition. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008, and the Company will implement its requirements in future business combinations. The Company does not expect the adoption of SFAS 141(R) to have a material impact on the Company’s financial position, results of operations or liquidity.
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
Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Some of the risks, uncertainties and other factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements include, but are not limited to:
•	results of the SEC and DOJ investigations;

•	competitive pressures, including pricing pressures and technological developments;

•	changes in the Company’s relationships with customers, suppliers, distributors and/or partners in its business ventures;

•	changes in political, economic or other factors such as currency exchange rates, inflation rates, recessionary or expansive trends, taxes and regulations and laws affecting the worldwide business in each of the Company’s operations, including Brazil, where a significant portion of the Company’s revenue is derived;

•	acceptance of the Company’s product and technology introductions in the marketplace;

•	amount of cash and non-cash charge in connection with the planned closure of the Company’s Newark, Ohio facility;

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of June 30, 2008
(Unaudited)
(In thousands, except per share amounts)
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

RESULTS OF OPERATIONS as of June 30, 2008
(Unaudited)
(In thousands, except per share amounts)
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to foreign currency exchange rate risk inherent in its international operations denominated in currencies other than the U.S. dollar. A hypothetical 10 percent unfavorable movement in the applicable foreign exchange rates would have resulted in a decrease in 2008 year-to-date operating profit of approximately $4,412. The sensitivity model assumes an instantaneous, parallel shift in the foreign currency exchange rates. Exchange rates rarely move in the same direction. The assumption that exchange rates change in an instantaneous or parallel fashion may overstate the impact of changing exchange rates on amounts denominated in a foreign currency.
The Company’s risk-management strategy uses derivative financial instruments such as forwards to hedge certain foreign currency exposures. The intent is to offset gains and losses that occur on the underlying exposures, with gains and losses on the derivative contracts hedging these exposures. The Company does not enter into derivatives for trading purposes. The Company’s primary exposures to foreign exchange risk are movements in the dollar/euro, dollar/yuan, dollar/forint, and dollar/real rates. For the six months ended June 30, 2008, there were no significant changes in the Company’s foreign exchange risks compared with the prior period.
The Company manages interest rate risk with the use of variable rate borrowings under its committed and uncommitted credit facilities, fixed rate borrowings under its private placement agreement and interest rate swaps. Variable rate borrowings totaled $384,424 at June 30, 2008, of which $50,000 was effectively converted to fixed rate using interest rate swaps. A one percentage point increase or decrease in interest rates would have resulted in an increase or decrease in interest expense for the three and six months ended June 30, 2008 of approximately $812 and $1,445, respectively, on the variable debt including the impact of the swap agreements. The Company’s primary exposure to interest rate risk is movement in the three-month LIBOR rate. The Company hedged $200,000 of the fixed rate borrowings under a private placement agreement, which was treated as a cash flow hedge. This reduced the effective interest rate by 14 basis points from 5.50 to 5.36 percent.

RESULTS OF OPERATIONS as of June 30, 2008
(Unaudited)
(In thousands, except per share amounts)
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
In connection with the preparation of this quarterly report, Diebold’s management, under the supervision and with the participation of the CEO and CFO, conducted an evaluation of disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, including restatement of previously issued financial statements and the identification of certain material weaknesses in internal control over financial reporting, discussed in detail below, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2008, and through the filing of this quarterly report. Certain material weaknesses described below have not been remediated.
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

RESULTS OF OPERATIONS as of June 30, 2008
(Unaudited)
(In thousands, except per share amounts)
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
Changes in Internal Control Over Financial Reporting
Other than disclosed below there are no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
During the quarter ended June 30, 2008 management continued the process of implementing certain of the remediation measures described below including (a) development and execution of portions of a specific and targeted communication plan involving the executive leadership and the Board of Directors, (b) certain personnel actions, (c) implementation of the revised revenue recognition policy, (d) the establishment of more rigorous financial reporting policies, procedures and processes involving the review and approval of account reconciliations, journal entries, and corresponding supporting documentation, (e) the design and implementation of training programs, (f) an increased emphasis by the corporate accounting, internal audit and finance controls compliance groups on reviewing key accounting controls and process, including documentation requirements, and (g) engaging expert accounting consultants to assist management with the implementation and optimization of controls, the documentation of complex accounting transactions and the reconciliation of deferred revenue accounts. Management continued to implement these remediation measures during the quarter ended June 30, 2008.

RESULTS OF OPERATIONS as of June 30, 2008
(Unaudited)
(In thousands, except per share amounts)
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

RESULTS OF OPERATIONS as of June 30, 2008
(Unaudited)
(In thousands, except per share amounts)
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

RESULTS OF OPERATIONS as of June 30, 2008
(Unaudited)
(In thousands, except per share amounts)
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
FORM 10-Q as of June 30, 2008

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
FORM 10-Q as of June 30, 2008
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

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2008
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Information concerning the Company’s share repurchases made during the second quarter of 2008:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price	Part of Publicly	Be Purchased Under
Period	Shares Purchased	Paid Per Share	Announced Plans	the Plans (1)
April	—	$—	—	2,926,500
May	—	—	—	2,926,500
June	—	—	—	2,926,500

Total	—	$—	—	2,926,500

(1)	The total number of shares repurchased as part of the publicly announced share repurchase plan was 9,073,500 as of June 30, 2008. The plan was approved by the Board of Directors in April 1997 and authorized the repurchase of up to two million shares. The plan was amended in June 2004 to authorize the repurchase of an additional two million shares, and was further amended in August and December 2005 to authorize the repurchase of an additional six million shares. On February 14, 2007, the Board of Directors approved an increase in the Company’s share repurchase program by authorizing the repurchase of up to an additional two million of the Company’s outstanding common shares. The plan has no expiration date.
ITEM 6: EXHIBITS

3.1	(i)	Amended and Restated Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.1 (i) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994. (Commission File No. 1-4879)

3.1	(ii)	Amended and Restated Code of Regulations of Diebold, Incorporated — incorporated by reference to Exhibit 3.1(ii) to Registrant’s Form 10-Q for the quarter ended March 31, 2007. (Commission File No. 1-4879)

3.2		Certificate of Amendment by Shareholders to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.2 to Registrant’s Form 10-Q for the quarter ended March 31, 1996. (Commission File No. 1-4879)

3.3		Certificate of Amendment to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.3 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998. (Commission File No. 1-4879)

4.1		Rights Agreement dated as of February 11, 1999 between Diebold, Incorporated and The Bank of New York — incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form 8-A, filed February 2, 1999. (Commission File No. 1-4879)

*10.1		Form of Employment Agreement as amended and restated as of September 13, 1990 — incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990. (Commission File No. 1-4879)

*10.2		Schedule of Certain Officers who are Parties to Employment Agreements — incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005. (Commission File No. 1-4879)

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2008

*10.5	(i)	Supplemental Employee Retirement Plan I as amended and restated July 1, 2002 — incorporated by reference to Exhibit 10.5(i) to Registrant’s Form 10-Q for the quarter ended September 30, 2002. (Commission File No. 1-4879)

*10.5	(ii)	Supplemental Employee Retirement Plan II as amended and restated July 1, 2002 — incorporated by reference to Exhibit 10.5(ii) to Registrant’s Form 10-Q for the quarter ended September 30, 2002. (Commission File No. 1-4879)

*10.7	(i)	1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10K for the year ended December 31, 1992. (Commission File No. 1-4879)

*10.7	(ii)	Amendment No. 1 to the Amended and Restated 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998. (Commission File No. 1-4879)

*10.7	(iii)	Amendment No. 2 to the Amended and Restated 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 2003. (Commission File No. 1-4879)

*10.7	(iv)	2005 Deferred Compensation Plan for Directors of Diebold, Incorporated, effective as of January 1, 2005 — incorporated by reference to Exhibit 10.7(iv) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005. (Commission File No. 1-4879)

*10.8	(i)	1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 — incorporated by reference to Exhibit 4(a) to Form S-8 Registration Statement No. 333-60578.

*10.8	(ii)	Amendment No. 1 to the 1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 — incorporated by reference to Exhibit 10.8 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 2004. (Commission File No. 1-4879)

*10.8	(iii)	Amendment No. 2 to the 1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 — incorporated by reference to Exhibit 10.8 (iii) to Registrant’s Form 10-Q for the quarter ended March 31, 2004. (Commission File No. 1-4879)

*10.8	(iv)	Amendment No. 3 to the 1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 — incorporated by reference to Exhibit 10.8 (iv) to Registrant’s Form 10-Q for the quarter ended June 30, 2004. (Commission File No. 1-4879)

*10.9		Long-Term Executive Incentive Plan — incorporated by reference to Exhibit 10.9 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993. (Commission File No. 1-4879)

*10.10	(i)	Amended and Restated 1992 Deferred Incentive Compensation Plan — incorporated by reference to Exhibit 10.10 (i) to Registrant’s Form 10-Q for the quarter ended September 30, 2002. (Commission File No. 1-4879)

*10.10	(ii)	2005 Deferred Incentive Compensation Plan, effective as of January 1, 2005 — incorporated by reference to Exhibit 10.10(ii) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005. (Commission File No. 1-4879)

*10.11		Annual Incentive Plan — incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000. (Commission File No. 1-4879)

*10.13	(i)	Forms of Deferred Compensation Agreement and Amendment No. 1 to Deferred Compensation Agreement — incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996. (Commission File No. 1-4879)

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2008

*10.13	(ii)	Section 162(m) Deferred Compensation Agreement (as amended and restated January 29, 1998) — incorporated by reference to Exhibit 10.13 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998. (Commission File No. 1-4879)

*10.14		Deferral of Stock Option Gains Plan — incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998. (Commission File No. 1-4879)

10.17	(i)	Amended and Restated Loan Agreement dated as of April 30, 2003 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, N.A. — incorporated by reference to Exhibit 10.17 to Registrant’s Form 10-Q for the quarter ended June 30, 2003. (Commission File No. 1-4879)

10.17	(ii)	First Amendment to Loan Agreement, dated as of April 28, 2004 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, N.A. — incorporated by reference to Exhibit 10.17 (ii) to Registrant’s Form 10-Q for the quarter ended June 30, 2004. (Commission File No. 1-4879)

10.17	(iii)	Second Amendment to Loan Agreement, dated as of April 27, 2005 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and JPMorgan Chase Bank N.A. (successor by merger to Bank One, N.A.) — incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on May 3, 2005. (Commission File No. 1-4879)

10.17	(iv)	Third Amendment to Loan Agreement, dated as of November 16, 2005 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and JPMorgan Chase Bank N.A. (successor by merger to Bank One, N.A.) — incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on November 22, 2005. (Commission File No. 1-4879)

10.17	(v)	Fourth Amendment to Loan Agreement, dated November 27, 2006 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and JPMorgan Chase Bank N.A. (successor by merger to Bank One N.A.) — incorporated by reference to Exhibit 10.17(v) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006. (Commission File No. 1-4879)

*10.18	(i)	Retirement and Consulting Agreement with Robert W. Mahoney — incorporated by reference to Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000. (Commission File No. 1-4879)

*10.18	(ii)	Extension of Retirement and Consulting Agreement with Robert W. Mahoney — incorporated by reference to Exhibit 10.18 (ii) to Registrant’s Form 10-Q for the quarter ended September 30, 2002. (Commission File No. 1-4879).

*10.18	(iii)	Extension of Retirement and Consulting Agreement with Robert W. Mahoney — incorporated by reference to Exhibit 10.18 (iii) to Registrant’s Form 10-Q for the quarter ended June 30, 2003. (Commission File No. 1-4879).

*10.18	(iv)	Extension of Retirement and Consulting Agreement with Robert W. Mahoney — incorporated by reference to Exhibit 10.18 (iv) to Registrant’s Form 10-Q for the quarter ended March 31, 2004. (Commission File No. 1-4879).

*10.18	(v)	Extension of Retirement and Consulting Agreement with Robert W. Mahoney — incorporated by reference to Exhibit 10.18(v) to Registrant’s Form 10-Q for the quarter ended March 31, 2005. (Commission File No. 1-4879)

*10.18	(vi)	Extension of Retirement and Consulting Agreement with Robert W. Mahoney dated March 7, 2006 — incorporated by reference to Exhibit 10.18 (vi) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005. (Commission File No. 1-4879).

10.20	(i)	Transfer and Administration Agreement, dated as of March 31, 2001 by and among DCC Funding LLC, Diebold Credit Corporation , Diebold, Incorporated, Receivables Capital Corporation and Bank of America, National Association and the financial institutions from time to time parties thereto — incorporated by reference to Exhibit 10.20 (i) to Registrant’s Form 10-Q for the quarter ended March 31, 2001. (Commission File No. 1-4879)

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2008

10.20	(ii)	Amendment No. 1 to the Transfer and Administration Agreement by and among DCC Funding LLC, Diebold Credit Corporation, Diebold, Incorporated, Receivables Capital Corporation and Bank of America, National Association and the financial institutions from time to time parties thereto — incorporated by reference to Exhibit 10.20 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 2001. (Commission File No. 1-4879).

*10.22		Form of Non-qualified Stock Option Agreement — incorporated by reference to Exhibit 10.22 to Registrant’s Form 10-Q for the quarter ended March 31, 2007. (Commission File No. 1-4879).

*10.23		Form of Restricted Share Agreement — incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on February 16, 2005. (Commission File No. 1-4879).

*10.24		Form of RSU Agreement — incorporated by reference to Exhibit 10.24 to Registrant’s Form 10-Q for the quarter ended March 31, 2007. (Commission File No. 1-4879).

*10.25		Form of Performance Share Agreement — incorporated by reference to Exhibit 10.25 to Registrant’s Form 10-Q for the quarter ended March 31, 2007. (Commission File No. 1-4879).

*10.26		Diebold, Incorporated Annual Cash Bonus Plan — incorporated by reference to Exhibit A to Registrant’s Proxy Statement on Schedule 14A filed on March 16, 2005. (Commission File No. 1-4879).

10.27		Form of Note Purchase Agreement — incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on March 8, 2006. (Commission File No. 1-4879).

*10.28		Employment Agreement between Diebold, Incorporated and Thomas W. Swidarski — incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on May 1, 2006. (Commission File No. 1-4879).

*10.29		Employment [Change in Control] Agreement between Diebold, Incorporated and Thomas W. Swidarski — incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on May 1, 2006. (Commission File No. 1-4879)

*10.31		Separation Agreement between Diebold, Incorporated and Michael J. Hillock, effective June 12, 2006 — incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on June 16, 2006. (Commission File No. 1-4879).

10.32		Letter Agreement (Including Term Note) dated as of November 27, 2006, between Diebold, Incorporated and PNC Bank, N.A. - incorporated by reference to Exhibit 10.31 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006. (Commission File No. 1-4879)

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C Section 1350.

32.2		Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C Section 1350.

*	Reflects management contract or other compensatory arrangement.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2008
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
FORM 10-Q as of June 30, 2008
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