Form 10-Q
period 2008-09-30
DIEBOLD INC
filed 2008-11-10
CIK 28823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $1.25 Par Value — 66,100,607 shares as of October 31, 2008

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
INDEX

PART I — FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
DIEBOLD, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$212,784	$206,334
Short-term investments	117,467	104,976
Trade receivables, less allowances of doubtful accounts of $27,330 and $33,707, respectively	591,162	544,501
Inventories	571,684	533,619
Deferred income taxes	79,606	80,443
Prepaid expenses	49,846	46,347
Other current assets	144,328	114,312

Total current assets	1,766,877	1,630,532

Securities and other investments	80,618	75,227
Property, plant and equipment, at cost	584,010	575,796
Less accumulated depreciation and amortization	378,199	355,740

Property, plant and equipment, net	205,811	220,056
Goodwill	449,596	465,484
Other assets	235,936	239,827

Total assets	$2,738,838	$2,631,126

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$12,743	$14,807
Accounts payable	197,008	170,632
Deferred revenue	238,295	301,248
Other current liabilities	327,537	263,951

Total current liabilities	775,583	750,638

Notes payable — long term	683,959	609,264
Pensions and other benefits	37,013	36,708
Postretirement and other benefits	35,402	29,417
Deferred income taxes	36,846	39,393
Other long-term liabilities	29,764	37,115
Minority interest	20,659	13,757
Commitments and contingencies	—	—

Shareholders’ equity
Preferred shares, no par value, authorized 1,000,000 shares, none issued	—	—
Common shares, $1.25 par value per share, authorized 125,000,000 shares, issued 75,792,982 and 75,579,237, shares, respectively, outstanding 66,100,607 and 65,965,749 shares, respectively	94,741	94,474
Additional capital	276,856	261,364
Retained earnings	1,070,462	1,036,824
Treasury shares, at cost (9,692,375 and 9,613,488 shares, respectively)	(408,358)	(406,182)
Accumulated other comprehensive income	85,911	128,354

Total shareholders’ equity	1,119,612	1,114,834

Total liabilities and shareholders’ equity	$2,738,838	$2,631,126

See accompanying Notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net sales
Products	$473,251	$359,972	$1,136,868	$978,629
Services	417,039	380,881	1,222,619	1,103,695

	890,290	740,853	2,359,487	2,082,324
Cost of sales
Products	341,306	264,494	821,261	732,982
Services	315,343	299,300	937,069	878,408

	656,649	563,794	1,758,330	1,611,390

Gross profit	233,641	177,059	601,157	470,934

Selling, general and administrative expense	147,774	117,532	405,774	342,568
Research, development and engineering expense	20,364	18,894	58,275	53,115
Impairment of asset	—	—	4,376	—
(Gain) loss on sale of assets, net	(28)	14	(32)	(6,407)

	168,110	136,440	468,393	389,276

Operating profit	65,531	40,619	132,764	81,658

Other income (expense)
Investment income	6,575	6,221	19,541	16,875
Interest expense	(11,241)	(10,045)	(32,375)	(29,329)
Miscellaneous, net	(1,564)	(1,227)	(644)	6,850
Minority interest	(3,003)	(1,172)	(6,800)	(5,579)

Income before taxes	56,298	34,396	112,486	70,475

Taxes on income	9,782	6,247	24,961	20,874

Net income	$46,516	$28,149	$87,525	$49,601

Weighted-average shares outstanding:
Basic	66,101	65,926	66,073	65,798
Diluted	66,758	66,985	66,459	66,720

Earnings per common share:
Basic	$0.70	$0.43	$1.32	$0.75

Diluted	$0.70	$0.42	$1.32	$0.74

See accompanying Notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2008	2007
Cash flow from operating activities:
Net income	$87,525	$49,601
Adjustments to reconcile net income to cash provided by operating activities:
Minority share of income	6,800	5,579
Depreciation and amortization	61,211	53,366
Share-based compensation	9,166	10,945
Excess tax benefits from share-based compensation	—	(867)
Deferred income taxes	610	14,892
Impairment of assets	4,376	—
Gain on sale of assets, net	(32)	(6,407)
Cash provided (used) by changes in certain assets and liabilities:
Trade receivables	(67,311)	92,589
Inventories	(53,161)	(48,164)
Prepaid expenses	(6,297)	(12,686)
Other current assets	(24,403)	(11,134)
Accounts payable	29,748	18,085
Deferred revenue	(61,057)	(51,500)
Certain other assets and liabilities	74,671	(76,451)

Net cash provided by operating activities	61,846	37,848

Cash flow from investing activities:
Payments for acquisitions, net of cash acquired	(3,733)	(10,028)
Proceeds from maturities of investments	314,185	54,788
Payments for purchases of investments	(345,059)	(31,867)
Proceeds from sale of fixed assets	29	7,594
Capital expenditures	(32,637)	(34,323)
Increase in certain other assets	(17,035)	(22,725)

Net cash used by investing activities	(84,250)	(36,561)

Cash flow from financing activities:
Dividends paid	(49,917)	(46,820)
Notes payable borrowings	588,628	556,480
Notes payable repayments	(514,106)	(629,774)
Distribution of affiliates’ earnings to minority interest holder	—	(15,440)
Excess tax benefits from share-based compensation	—	867
Issuance of common shares	—	8,323

Net cash provided (used) by financing activities	24,605	(126,364)

Effect of exchange rate changes on cash	4,249	12,859

Increase/(decrease) in cash and cash equivalents	6,450	(112,218)
Cash and cash equivalents at the beginning of the period	206,334	253,968

Cash and cash equivalents at the end of the period	$212,784	$141,750

See accompanying Notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2008
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
The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and Notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s annual report on Form 10-K for the year ended December 31, 2007. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at September 30, 2008 and December 31, 2007, the results of its operations for the three- and nine-month periods ended September 30, 2008 and September 30, 2007 and its cash flows for the nine-month periods ended September 30, 2008 and September 30, 2007.
In addition, some of the Company’s statements in this quarterly report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the nine-month period ended September 30, 2008 are not necessarily indicative of results to be expected for the full year.
On December 21, 2007, the Company announced that, in consultation with outside advisors, it was conducting an internal review into certain accounting and financial reporting matters, including but not limited to, the review of various balance sheet accounts such as prepaid expenses, accrued liabilities, capitalized assets, deferred revenue and reserves within both the Company’s North America and International businesses. On January 15, 2008, the Company announced that it had concluded its discussion with the Office of the Chief Accountant (OCA) of the Securities and Exchange Commission (SEC) with regard to the Company’s practice of recognizing certain revenue on a bill and hold basis in its North America business segment and, as a result of those discussions, the Company determined that its previous long-standing method of accounting for bill and hold transactions was in error, representing a misapplication of GAAP. Management of the Company determined that the corrected method of recognizing revenue would be adopted retroactively after an in-depth analysis and review with its outside auditors, KPMG LLP (KPMG), an independent registered public accounting firm, the Audit Committee of the Company’s Board of Directors, and the OCA. Accordingly, management concluded that the previously issued financial statements for the fiscal years ended December 31, 2006, 2005, 2004 and 2003; the quarterly data in each of the quarters for the years ended December 31, 2006 and 2005; and the quarter ended March 31, 2007, must be restated and should no longer be relied upon. As a result, the Company restated its previously issued financial statements for those periods. Restated financial information is presented in our annual report on Form 10-K for the year ended December 31, 2007.
On January 1, 2008, the Company adopted the provision of Statement of Financial Accounting Standards (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R), that requires entities to measure defined benefit plan assets and obligations as of the date of the employer’s statement of financial position. The adoption of SFAS No. 158 had a cumulative effect reduction to beginning retained earnings of $1,387 as of January 1, 2008.
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

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2008
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)
NOTE 2: EARNINGS PER SHARE
The basic and diluted earnings per share computations in the condensed consolidated statements of income are based on the weighted-average number of shares outstanding during each period reported. The following table shows the amounts used in computing earnings per share and the effect on the weighted-average number of shares of potentially dilutive common shares.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerator:
Net income	$46,516	$28,149	$87,525	$49,601
Denominator:
Basic weighted-average shares	66,101	65,926	66,073	65,798
Effect of dilutive shares	657	1,059	386	922

Diluted weighted-average shares	66,758	66,985	66,459	66,720

Earnings per common share:
Basic	$0.70	$0.43	$1.32	$0.75

Diluted	$0.70	$0.42	$1.32	$0.74

Anti-dilutive shares not used in calculating diluted weighted-average shares	1,409	720	2,253	727
NOTE 3: OTHER COMPREHENSIVE INCOME
Items considered to be other comprehensive income include adjustments made for foreign currency translation (under SFAS No. 52), pensions (under SFAS No. 87 and SFAS No. 158), and hedging activities (under SFAS No. 133). Components of comprehensive income consist of the following:

	Nine Months Ended
	September 30,
	2008	2007
Net income	$87,525	$49,601
Other comprehensive income:
Translation adjustment	42,197	58,302
Realized and unrealized (loss) gain on hedges	1,075	(245)
Pension adjustment	(829)	3,590

Comprehensive income	$129,968	$111,248

Accumulated other comprehensive income is reported separately from retained earnings and additional capital in the condensed consolidated balance sheets. Components of accumulated other comprehensive income consist of the following for the nine months ended September 30, 2008 and the year ended December 31, 2007:

	September 30, 2008	December 31, 2007
Translation adjustment	$95,811	$138,008
Realized and unrealized gain on hedges	958	2,033
Pension adjustment	(10,858)	(11,687)

Total accumulated other comprehensive income	$85,911	$128,354

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2008
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)
NOTE 4: SHARE-BASED COMPENSATION
The Company’s share-based compensation policy is consistent with the requirements of SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)), which requires that all share-based payments to employees be recognized in the statement of income based on their grant-date fair values during the period in which the employee is required to provide services in exchange for the award.
Share-based compensation was recognized as a component of selling, general and administrative expenses. Total share-based compensation expense for the three and nine months ended September 30, 2008 was $3,145 and $9,166, respectively. Total share-based compensation expense for the three and nine months ended September 30, 2007 was $3,828 and $10,945, respectively.
Options outstanding and exercisable under the Company’s 1991 Equity and Performance Incentive Plan as of September 30, 2008 and changes during the nine months ended September 30, 2008 were as follows:

		Weighted-	Weighted Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value (1)
		(per share)	(in years)
Outstanding at January 1, 2008	2,884	$41.56
Granted	336	25.53
Exercised	—	—
Expired or forfeited	(284)	44.63

Outstanding at September 30, 2008	2,936	$39.42	5	$8,490

Exercisable at September 30, 2008	2,161	$40.61	4	$4,451

(1)	The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the closing price of the Company’s common shares on the last trading day of the third quarter of 2008 and the exercise price, multiplied by the number of “in-the-money” options) that would have been received by the option holders had all option holders exercised their options on September 30, 2008. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common shares.
The following tables summarize information on unvested restricted stock units and performance shares outstanding for the nine-month period ended September 30, 2008:

	Number of	Weighted-Average Grant-
Restricted Stock Units (RSUs):	Shares	Date Fair Value
		(per share)
Unvested at January 1, 2008	325	$45.14
Forfeited	(16)	42.07
Vested	(46)	55.20
Granted	134	28.13

Unvested at September 30, 2008	397	$38.20

	Number of	Weighted-Average Grant-
Performance Shares:	Shares	Date Fair Value
		(per share)
Unvested at January 1, 2008	519	$54.49
Forfeited	(131)	55.89
Vested	(15)	57.08
Granted	232	28.91

Unvested at September 30, 2008	605	$44.31

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2008
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)
Unvested performance shares are based on a maximum potential payout. Actual shares granted at the end of the performance period may be less than the maximum potential payout level depending on achievement of performance share objectives.
NOTE 5: INCOME TAXES
The effective tax rate for the three months ended September 30, 2008 was 17.4 percent compared to 18.2 percent for the same period in 2007. The decrease in 2008 resulted from a larger China technology rate reduction credit and a more favorable mix of income.
The effective tax rate for the nine months ended September 30, 2008 was 22.2 percent compared to 29.6 percent for the same period in 2007. In addition to the China benefit referenced above, a significant portion of the decrease is due to higher earnings in international jurisdictions where the Company benefits from lower effective tax rates. The income shift from the U.S. to lower-taxed foreign jurisdictions was exacerbated in 2008 by non-routine expenses incurred in the United States.
NOTE 6: INVENTORIES
The Company primarily values inventories at the lower of cost or market applied on a first-in, first-out (FIFO) basis. At each reporting period, the Company identifies and writes down its excess or obsolete inventory to its net realizable value based on forecasted usage, orders and inventory aging. With the development of new products, the Company also rationalizes its product offerings and will write down discontinued product to the lower of cost or net realizable value.
Major classes of inventories are summarized as follows:

	September 30, 2008	December 31, 2007
Finished goods	$285,209	$252,729
Service parts	151,718	152,039
Work in process	57,843	64,414
Raw materials	76,914	64,437

Total inventories	$571,684	$533,619

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
FORM 10-Q as of September 30, 2008
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	September 30,
	2008	2007	2008	2007
	Pension Benefits		Other Benefits
Components of Net Periodic Benefit Cost
Service cost	$2,460	$2,865	$1	$2
Interest cost	7,012	6,403	305	340
Expected return on plan assets	(8,936)	(8,252)	—	—
Amortization of prior service cost	96	154	(130)	(129)
Recognized net actuarial loss (gain)	300	1,012	189	183

Net periodic pension benefit cost	$932	$2,182	$365	$396

	Nine Months Ended
	September 30,
	2008	2007	2008	2007
	Pension Benefits		Other Benefits
Components of Net Periodic Benefit Cost
Service cost	$7,380	$8,596	$2	$5
Interest cost	21,035	19,209	915	1,019
Expected return on plan assets	(26,810)	(24,756)	—	—
Amortization of prior service cost	286	462	(388)	(387)
Recognized net actuarial loss (gain)	607	2,966	324	549

Net periodic pension benefit cost	$2,498	$6,477	$853	$1,186

Cash Flows
Previously, the Company disclosed expected payments related to the 2008 plan year of $2,776 to its qualified and non-qualified pension plans and $2,262 to its other postretirement benefit plan. In the third quarter of 2008, the Company changed its expectation for the total contributions to the qualified plan and non-qualified pension plans to $6,776. The Company’s expectation for contributions to its other postretirement benefit plans has not changed. As of September 30, 2008 and 2007, contributions of $2,122 and $10,593 were made to the qualified and non-qualified pension plans, respectively.
NOTE 8: GUARANTEES AND PRODUCT WARRANTIES
The Company has applied the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, to its agreements that contain guarantees or indemnification clauses. These disclosure requirements expand those required by SFAS No. 5, Accounting for Contingencies, by requiring a guarantor to disclose certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote. The following is a description of arrangements in effect as of September 30, 2008 in which the Company is the guarantor.
In connection with the construction of certain manufacturing facilities, the Company guaranteed repayment of principal and interest on variable rate industrial development revenue bonds by obtaining letters of credit. The bonds were issued with a 20-year original term and are scheduled to mature in 2017. At September 30, 2008, the carrying value of the liability was $11,900.
The Company provides its global operations guarantees and standby letters of credit through various financial institutions to suppliers, regulatory agencies and insurance providers. If the Company is not able to make payment, the suppliers, regulatory agencies and insurance providers may draw on the pertinent bank. At September 30, 2008, the maximum future payment obligations related to these various guarantees totaled $74,251 of which $25,728 represented standby letters of credit to insurance providers. At September 30, 2007, the maximum future payment obligations relative to these various guarantees totaled $62,105, of which $22,663 represented standby letters of credit to insurance providers. There was no associated liability recorded for any guarantees as of September 30, 2008 and 2007, respectively.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2008
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

Warranty Liability	2008	2007
Balance at January 1	$26,494	$22,511
Current period accruals	39,157	20,446
Current period settlements	(24,290)	(21,064)

Balance at September 30	$41,361	$21,893

NOTE 9: ACQUISITIONS
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
In February 2008, the Company formed a partnership, D&G Centroamerica, S. de R.L. (D&G), based in the Republic of Panama with an initial investment of approximately $6,423. The Company owns 51 percent of the partnership. The minority partner of D&G was previously used by the Company as a distributor in Central America. Goodwill and other intangibles, net of amortization, resulting from the acquisition amounted to approximately $731 and $5,761, respectively, as of September 30, 2008. D&G is included as part of the Company’s Diebold International (DI) segment.
In January 2007, the Company acquired Brixlogic, Inc. (Brixlogic) based in San Mateo, California for approximately $8,349. Brixlogic is a software development firm previously used by the Company for various software development projects. Other intangibles, net of amortization, resulting from the acquisition amounted to approximately $6,998 as of September 30, 2008. Brixlogic is included as part of the Company’s DNA segment.
NOTE 10: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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
NOTE 11: RESTRUCTURING AND OTHER CHARGES
The following table summarizes the Company’s restructuring charges by plan for the three- and nine-month periods ended September 30, 2008 and 2007:

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2008
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
DCM Plan	$1,243	$734	$2,761	$18,552
Germany Plan	269	485	6,673	485
RIF Plan	5,403	—	11,716	—
Newark Plan	7,063	—	7,130	—
Other	479	—	1,254	—

Total	$14,457	$1,219	$29,534	$19,037

During the first quarter of 2006, the Company announced a plan (DCM Plan) to close its production facility in Cassis, France in an effort to optimize its global manufacturing operations. During the first quarter of 2007, the Company notified one hundred twenty-five Cassis employees to be terminated. Actual termination dates varied based upon each individual employees circumstances. For the quarter ended September 30, 2007, the Company incurred $734 in expense through product cost of sales. Total restructuring charges incurred as of September 30, 2007 under the DCM Plan were $18,552.
For the quarter ended September 30, 2008, the DCM Plan restructuring charges were $1,243 of DI product cost of sales which included $1,085 of severance costs and $158 of other costs. For the nine months ended September 30, 2008, the DCM Plan restructuring charges were $1,875 of DI product cost of sales and $886 of Diebold North America (DNA) product cost of sales. The DCM plan costs incurred of $2,761 included $1,577 of severance costs and $1,184 of other costs. The company expects remaining expenses in relation to the DCM plan to be immaterial. As of September 30, 2008, the DCM accrual balance was not material to the Company.
During the third quarter of 2007, the Company notified seventeen employees of termination as a result of its plans to downsize its operations in Germany (Germany Plan) in an effort to remove excess capacity. During the first quarter of 2008, the Germany Plan was modified to initiate a closure of its operations in light of further declines in sales opportunities resulting from a fully mature market. Total Germany Plan restructuring expenses incurred for the nine months ended September 30, 2008 were $6,673, $6,207 incurred in DI and $466 incurred in DNA. Restructuring charges in the DI segment for the nine months ended September 30, 2008 included $1,361 of product cost of sales, $3,501 of service cost of sales, $1,372 of operating expense and the remaining in other income and expense. Restructuring charges in the DNA segment for the nine months ended September 30, 2008 included $466 of product cost of sales. As of and for the quarter ended September 30, 2008, the Germany Plan accrual balance, remaining expenses and actual restructuring charges were not material. The Company expects the Germany Plan, including all terminations, to be substantially complete by the end of fiscal year 2008.
During the fourth quarter of 2007, the Company announced a plan to reduce its global workforce (RIF Plan) in an effort to optimize overall operational performance. As of September 30, 2008, the Company anticipates total remaining costs to be incurred of approximately $2,500. Total restructuring charges for the three and nine months ended September 30, 2008 were $5,403 and $11,716, respectively. For the nine months ended September 30, 2008, total DNA RIF Plan restructuring charges incurred were $847 through product cost of sales, $673 through service cost of sales and $1,556 through operating expense. Total DI RIF Plan restructuring charges incurred were $157 through product cost of sales, $2,537 through service cost of sales and $5,308 through operating expense. Total Election Systems (ES) & Other RIF Plan restructuring charges incurred were $46 through product cost of sales and $592 through operating expense.
For the quarter ended September 30, 2008, total DNA RIF Plan restructuring charges of $51 were incurred through product cost of sales, service cost of sales, and operating expense. Total DI RIF Plan restructuring charges incurred were $22 through product cost of sales, $2,104 through service cost of sales, and $3,226 through operating expense. During the third quarter, the Company notified seventy eight employees of termination. The Company expects the RIF Plan, including all terminations, to be substantially complete by the end of fiscal year 2008. As of September 30, 2008, the RIF Plan accrual balance was not material to the Company.
During the second quarter of 2008, the Company announced plans to close its manufacturing facility in Newark, Ohio (the Newark Plan) as part of its continued focus on its strategic global manufacturing realignment plan. The company gave notice to its one hundred employees and the collective bargaining unit representing its Newark, Ohio manufacturing facility of its plans to close this operation. As of September 30, 2008 the Company anticipates total remaining costs incurred to be approximately $3,700. Total restructuring

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2008
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)
charges for the Newark Plan were $7,063 and $7,130 for the three and nine months ended September 30, 2008, respectively, and were recognized through product cost of sales in the DNA segment. The Company anticipates the closure of this facility to be substantially complete by the end of the first quarter of 2009. As of September 30, 2008, the Newark Plan accrual balance was approximately $6,800.
The Company incurred legal, consultation, audit and financial advisory fees (collectively referred to as non-routine expenses) of $24,665 and $41,839 for the three and nine months ended September 30, 2008, respectively, related to the filing of the restated financial statements and the unsolicited takeover bid from United Technologies Corp. Financial advisory fees of $13,500 were recorded in the third quarter 2008 related to the withdrawal of the unsolicited takeover bid from United Technologies Corp. As of September 30, 2008, the accrual balance for these non-routine expenses was approximately $18,000.
NOTE 12: FAIR VALUE OF ASSETS AND LIABILITIES
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
The hierarchy that prioritizes the inputs to valuation techniques used to measure fair value is divided into three levels:
▪	Level 1 — Unadjusted quoted prices in active markets for identical assets or liabilities.

▪	Level 2 — Unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active or inputs, other than quoted prices in active markets, that are observable either directly or indirectly.

▪	Level 3 — Unobservable inputs for which there is little or no market data.
The Company measures its financial assets and liabilities using one or more of the following three valuation techniques outlined in SFAS 157:
▪	Market approach — Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

▪	Cost approach — Amount that would be required to replace the service capacity of an asset (replacement cost).

▪	Income approach — Techniques to convert future amounts to a single present amount based upon market expectations.
The Company has no financial assets or liabilities for which fair value was measured using Level 3 inputs. Assets and liabilities subject to fair value measurement are as follows:

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2008
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)

		Fair Value Measurements at
		Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other
	Fair Value as of	for Identical	Observable
	September 30,	Assets	Inputs
	2008	(Level 1)	(Level 2)
Assets
Short-term investments	$117,467	$117,467	$—
Deferred Compensation	9,876	9,876	—
Forward Exchange Forward Contracts	11,537	—	11,537

Total	$138,880	$127,343	$11,537

Liabilities
Interest Rate Swaps	$1,679	$—	$1,679

Total	$1,679	$—	$1,679

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
Interest Rate Swaps The Company has variable rate debt and is subject to fluctuations in interest related cash flows due to changes in market interest rates. The Company’s policy allows it to periodically enter into derivative instruments designated as cash flow hedges to fix some portion of future variable rate based interest expense. The Company has executed two pay-fixed receive-variable plain vanilla interest rate swaps to hedge against changes in the London Interbank Offered Rate (LIBOR) benchmark interest rate on a portion of the Company’s LIBOR- based credit facility. The fair value of the swap is determined using the income approach and is calculated based on LIBOR rates at the reporting date.
NOTE 13: SEGMENT INFORMATION
The Company’s segments are comprised of its three main sales channels: DNA, DI and ES & Other. These sales channels are evaluated based on revenue from customers and operating profit contribution to the total corporation. The reconciliation between segment information and the condensed consolidated financial statements is disclosed. Revenue summaries by geographic segment and product and service solutions are also disclosed. All income and expense items below operating profit are not allocated to the segments and are not disclosed.
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
FORM 10-Q as of September 30, 2008
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)
The following table presents Diebold’s revenue by reportable segment for the three- and nine-month periods ended September 30, 2008 and 2007, respectively.

	DNA	DI	ES & Other	Total
For the quarter ended September 30, 2008
Customer revenue	$386,989	$426,521	$76,780	$890,290
Operating profit	19,929	30,064	15,538	65,531
Capital expenditures	5,163	7,424	272	12,859
Depreciation	10,621	5,716	727	17,064
For the quarter ended September 30, 2007
Customer revenue	$388,912	$343,274	$8,667	$740,853
Operating profit (loss)	31,860	11,377	(2,618)	40,619
Capital expenditures	2,196	7,887	212	10,295
Depreciation	8,565	3,214	200	11,979
For the nine months ended September 30, 2008
Customer revenue	$1,134,603	$1,102,990	$121,894	$2,359,487
Operating profit	67,061	50,340	15,363	132,764
Capital expenditures	12,646	19,558	433	32,637
Depreciation	21,123	18,175	2,414	41,712
Property, plant and equipment, at cost	423,362	147,555	13,093	584,010
Total assets	445,081	2,181,947	111,810	2,738,838
For the nine months ended September 30, 2007
Customer revenue	$1,115,007	$928,124	$39,193	$2,082,324
Operating profit (loss)	81,405	1,900	(1,647)	81,658
Capital expenditures	14,849	18,431	1,043	34,323
Depreciation	21,169	13,250	598	35,017
Property, plant and equipment, at cost	412,446	140,621	6,080	559,147
Total assets	584,809	1,887,784	153,651	2,626,244
The following table presents Diebold’s revenue by geographic region for the three- and nine-month periods ended September 30, 2008 and 2007, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
The Americas	$642,990	$525,600	$1,692,514	$1,503,814
Asia Pacific	123,442	79,899	316,923	220,465
Europe, Middle East, and Africa	123,858	135,354	350,050	358,045

Revenue from customers	$890,290	$740,853	$2,359,487	$2,082,324

The following table presents Diebold’s revenue by Product and Service Solution for the three- and nine-month periods ended September 30, 2008 and 2007, respectively.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2008
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Financial self-service:
Products	$324,414	$270,509	$812,732	$720,823
Services	290,225	249,227	844,769	733,361

Total financial self-service	614,639	519,736	1,657,501	1,454,184

Security:
Products	78,755	86,509	227,890	238,158
Services	120,116	125,941	352,202	350,789

Total security	198,871	212,450	580,092	588,947

Total financial self-service & security	813,510	732,186	2,237,593	2,043,131

Election systems:
Products	69,326	2,954	92,199	19,648
Services	6,698	5,713	25,648	19,545

Total election systems	76,024	8,667	117,847	39,193

Lottery systems	756	—	4,047	—

Revenue from customers	$890,290	$740,853	$2,359,487	$2,082,324

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of September 30, 2008
(Unaudited)
(Dollars in thousands, except per share amounts)
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Diebold is on the verge of its 150th year in business, providing self-service delivery and security innovations and solutions to the financial, retail, commercial and government markets. Drawing from its history as the premier manufacturer of safes and vaults in the United States, Diebold today is transforming itself into a leading provider of integrated services for the industries in which it operates. During the third quarter of 2008, Diebold filed all of its late reports with the SEC on September 30, meeting the filing schedule previously announced by the company. Diebold filed its annual report on Form 10-K for the year ended December 31, 2007 and its Quarterly Reports on Form 10-Q for the quarters ended June 30, 2007, September 30, 2007, March 31, 2008 and June 30, 2008. The completion of these filings also marks the conclusion of the previously disclosed internal review of other accounting items.
In connection with the Company’s filing of the restated financial statements, the Company incurred significant legal, audit and consultation fees during 2007 and 2008. In addition, the Company incurred financial advisory fees in 2008 as a result of the withdrawal of the unsolicited takeover bid from United Technologies Corp.
In addition, Diebold raised its expectations for full-year 2008 earnings per share. The upward revision is a result of earlier-than-expected progress from the Smart Business 200 a series of additional cost-reduction actions to eliminate another $100,000 in costs, with $70,000 expected to be recognized by the middle of 2010, improved profitability from the Brazilian voting and lottery businesses, continued demand for the company’s solutions in the global financial markets and a lower anticipated effective tax rate.
In regard to Smart Business 200 cost savings initiatives, actions include additional strategic global manufacturing realignment; further consolidation of the Company’s supply chain and distribution network; and initiating a product rationalization and simplification program to improve margins, reduce the cash conversion cycle and improve inventory turnover.
Work has continued on the Company’s strategic global manufacturing realignment plan. The Company’s plans are moving forward, and it has given notice during the third quarter 2008 to approximately one hundred associates at the Newark, Ohio-area manufacturing facility that the Company intends to close this operation and move all of its production to Diebold’s plant in Lexington, North Carolina by the end of the first quarter of 2009. Most of Lexington’s Opteva ATM production lines will be moved to existing plants in China and Hungary.
Diebold has continued to work with Menlo Worldwide Logistics to rationalize and optimize its warehouse network in the United States. Diebold reduced its U.S. warehouse infrastructure from 89 facilities to three strategically located regional distribution and final customization facilities. The goal is to reduce customer lead times while simultaneously reducing required inventory levels.
The Company also continued to incur restructuring charges in the third quarter 2008 related to severance and reorganization costs from the previously announced reduction in the Company’s global workforce.
During the third quarter of 2008, The United States Postal Service (USPS) chose Diebold to implement a multi-site, technologically-advanced, video security program. With more than 40,000 sites across the country, the USPS has selected Diebold Security to manage this nationwide implementation under a three-year agreement. The contract has the potential to span more than 12 years.
Also during the third quarter of 2008, Diebold announced it was chosen to provide on-site service and support for Catalina Marketing’s network of point-of-sale printers in more than 25,000 grocery and drug stores, mass merchandisers and pharmacies throughout the United States.
In Brazil, Banco do Brasil chose Diebold to provide more than 5,400 ATMs and check dispensers, enabling the financial institution to expand its reach to new and existing customers at its branches in all Brazilian states, as well as through new retail locations.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of September 30, 2008
(Unaudited)
(In thousands, except per share amounts)
RESULTS OF OPERATIONS
The following table summarizes the results of our operations for the three- and nine-month periods ended September 30, 2008 and 2007:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2008		2007		2008		2007
		% of		% of		% of		% of
	Dollars	Net Sales	Dollars	Net Sales	Dollars	Net Sales	Dollars	Net Sales
Net sales	$890,290	100.0%	$740,853	100.0%	$2,359,487	100.0%	$2,082,324	100.0%
Gross profit	233,641	26.2%	177,059	23.9%	601,157	25.5%	470,934	22.6%
Operating expenses	168,110	18.9%	136,440	18.4%	468,393	19.9%	389,276	18.7%
Operating profit	65,531	7.4%	40,619	5.5%	132,764	5.6%	81,658	3.9%
Net income	46,516	5.2%	28,149	3.8%	87,525	3.7%	49,601	2.4%
Diluted earnings per share	0.70	N/A	0.42	N/A	1.32	N/A	0.74	N/A
Third Quarter 2008 Comparisons with Third Quarter 2007
Net Sales
The following table represents information regarding our net sales for the three-month periods ended September 30, 2008 and 2007:

	Three Months Ended
	September 30,
	2008	2007	Change	% Change
Net sales	$890,290	$740,853	$149,437	20.2%
Net sales for the third quarter of 2008 increased 20.2 percent from the comparable period in 2007. The increase in net sales included a net positive currency impact of approximately $21,630. Financial self-service revenue increased by $94,903 or 18.3 percent over the same period in 2007. The increase resulted from higher revenue in the Americas of $63,325 and strong revenue growth in Asia Pacific of $42,275. The increase in the Americas was due to strong revenue growth in Brazil from several large orders as well as positive growth in both Latin America and domestic revenues. The Asia Pacific increase was due to higher volume in China of $32,541, which included a large order expected to be recognized as revenue during the fourth quarter but occurred during the third quarter due to customer acceptance occurring sooner than planned. There was a partially offsetting decrease of $10,697 in Europe, Middle East, and Africa (EMEA). Security solutions revenue decreased by $13,579 or 6.4 percent from the third quarter of 2007 as new bank branch construction and retail store openings remained weak in the United States. Election systems revenue increased $67,357 or 777.2 percent over the third quarter of 2007 of which the Brazilian election systems business, historically occurring every other year, accounted for more than 85 percent of the increase. There was $756 of lottery systems revenue in the third quarter of 2008 in comparison with none for the same period of 2007.
Gross Profit
The following table represents information regarding our gross profit for the three-month periods ended September 30, 2008 and 2007:

	Three Months Ended
	September 30,
	2008	2007	Change	% Change
Gross profit	$233,641	$177,059	$56,582	32.0%
Gross profit margin	26.2%	23.9%	2.3%
Gross profit margin for the third quarter of 2008 increased by 2.3 percentage points compared to third quarter of 2007 due to higher gross profit margins in product and service. Product gross margin was 27.9 percent compared to 26.5 percent in the comparable

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of September 30, 2008
(Unaudited)
(In thousands, except per share amounts)
period of 2007. The increase in product gross margin was the result of gross profit associated with the Brazil voting business of $25,348 and a higher mix of revenue from China. This favorable impact was partially offset by higher restructuring charges, unfavorable security product revenue mix, and lower overall volume in the security business of $7,754. Additionally, the Company’s ongoing cost reduction efforts more than offset the year-over-year increase in commodity prices. Restructuring charges of $8,434 or 1.8 percent of net sales were included in product costs of sales for the third quarter of 2008, while restructuring charges of $838 were recorded in the third quarter of 2007. Restructuring charges in the third quarter of 2008 related primarily to severance costs from the previously announced ongoing reduction in the Company’s global workforce, which is on track to be completed by the end of 2008. Service gross margin was 24.4 percent compared to 21.4 percent in the third quarter of 2007. The increase in service margin was the result of productivity and efficiency gains achieved in part due to improved product quality, which resulted in improved service margins domestically and internationally. Service margins were adversely impacted by restructuring charges of $2,265 or 0.5 percent of net sales in the third quarter of 2008 compared to restructuring charges of $181 in the third quarter of 2007.
Operating Expenses
The following table represents information regarding our operating expenses for the three-month periods ended September 30, 2008 and 2007:

	Three Months Ended
	September 30,
	2008	2007	Change	% Change
Selling, general and administrative expense	$147,774	$117,532	$30,242	25.7%
Research, development and engineering expense	20,364	18,894	1,470	7.8%
(Gain) loss on sale of assets, net	(28)	14	(42)	-300.0%

Total operating expenses	$168,110	$136,440	$31,670	23.2%

Percent of net sales	18.9%	18.4%	0.5%
Selling, general and administrative expense for the third quarter of 2008 as a percent of net sales was 16.6 percent compared to 15.9 percent for the same period in 2007. The increase in selling, general and administrative expense as a percent of sales between years resulted in part due to higher non-routine expenses and restructuring charges in the third quarter of 2008 as compared to the third quarter of 2007. Non-routine expenses of $24,665 or 2.8 percent of net sales impacted the third quarter of 2008 compared to $3,323 of non-routine expenses in the third quarter of 2007. The non-routine expenses were mainly from legal, audit and consultation fees related to the internal review of other accounting items, restatement of financial statements and the ongoing SEC and U.S. Department of Justice (DOJ) investigations and other advisory fees. Included in the non-routine expenses for the third quarter of 2008 was a $13,500 fee owed to financial advisor Goldman Sachs as a result of the withdrawal of the unsolicited takeover bid from United Technologies Corp. Additionally, restructuring charges of $2,111 or 0.2 percent of net sales were included in selling, general and administrative expense for the third quarter of 2008. The restructuring charges were primarily related to severance costs from the previously announced ongoing reduction in the Company’s global workforce, which is on track to be completed by the end of 2008. There were restructuring charges of $200 included in selling, general and administrative expense for the third quarter of 2007. Research, development, and engineering expense for 2008 was 2.3 percent of net sales as compared to 2.6 percent in 2007. Research, development and engineering expense increased on a dollar basis due to restructuring charges and was down slightly as a percent of net sales due to higher sales volume. Restructuring charges of $1,673 were included in research, development and engineering expense for the third quarter of 2008 as compared to no charges in the same period of 2007.
Operating Profit
The following table represents information regarding our operating profit for the three-month periods ended September 30, 2008 and 2007:

	Three Months Ended
	September 30,
	2008	2007	Change	% Change
Operating profit	$65,531	$40,619	$24,912	61.3%
Operating profit margin	7.4%	5.5%	1.9%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of September 30, 2008
(Unaudited)
(In thousands, except per share amounts)
Operating profit margin for the third quarter of 2008 was 7.4 percent compared to 5.5 percent for the same period in 2007. The increase in operating profit margin between years was due to the Brazilian voting business, the Company’s ongoing cost reduction efforts, higher mix of revenue from China, and improved service gross profit, reduced by higher non-routine expenses and restructuring charges. Operating profit in the third quarter of 2008 included non-routine expenses of $24,665 or 2.8 percent of net sales compared to $3,323 or 0.4 percent of net sales of non-routine expenses for the comparable period in 2007. In addition, restructuring charges of $14,483 or 1.6 percent of net sales adversely affected the operating profit in the third quarter of 2008 compared to $1,219 or 0.2 percent of net sales for the comparable period in 2007.
Other Income (Expense) and Minority Interest
The following table represents information regarding our other income (expenses) and minority interest for the three-month periods ended September 30, 2008 and 2007:

	Three Months Ended
	September 30,
	2008	2007	Change	% Change
Investment income	$6,575	$6,221	$354	5.7%
Interest expense	(11,241)	(10,045)	(1,196)	11.9%
Miscellaneous, net	(1,564)	(1,227)	(337)	27.5%

Other income (expense)	$(6,230)	$(5,051)	$(1,179)	23.3%

Percentage of Net Sales	-0.7%	-0.7%	0.0%
Minority interest	$(3,003)	$(1,172)	$(1,831)	156.2%
Interest expense for the third quarter of 2008 increased $1,196 or 11.9 percent from the comparable period in 2007. Higher interest expense was related to foreign exchange hedging activity. Minority interest was higher in the third quarter of 2008 by $1,831 due to higher profitability in China.
Net Income
The following table represents information regarding our net income for the three-month periods ended September 30, 2008 and 2007:

	Three Months Ended
	September 30,
	2008	2007	Change	% Change
Net income	$46,516	$28,149	$18,367	65.2%
Percent of net sales	5.2%	3.8%	1.4%
Effective tax rate	17.4%	18.2%	-0.8%
Net income for the third quarter of 2008 increased $18,367 or 65.2 percent compared to the third quarter of 2007. The increase was due to higher gross profits and a lower effective tax rate, partially offset by higher operating expense levels resulting from increased non-routine expenses and restructuring charges. The 2008 effective tax rate was positively affected by a $3,740 discrete benefit related to China technology tax credit.
Segment Analysis and Operating Profit Summary
Diebold North America (DNA) third quarter of 2008 net sales decreased slightly by $1,923 or 0.5 percent compared to the same period in 2007 as lower security solutions revenue was partially offset by higher financial self-service revenue. Third quarter of 2008 net sales for Diebold International (DI) increased $83,247 or 24.3 percent over the comparable period in 2007. The increase in DI net sales was attributable to strong revenue growth in Brazil from several large orders and Asia Pacific due to higher China volume. Election Systems (ES) & Other third quarter of 2008 net sales increased $68,113 compared to third quarter of 2007, of which Brazilian election systems revenue, historically occuring every other year, accounted for $58,581 of the increase.
DNA third quarter of 2008 operating profit decreased $11,931 or 37.5 percent compared to the third quarter of 2007. Operating profit in the third quarter of 2008 was negatively impacted by workforce optimization restructuring charges, higher non-routine expenses and unfavorable financial self-service and security solutions revenue mix. DI operating profit for the third quarter of 2008 increased $18,687 or 164.2 percent compared to the same period in 2007. The DI operating profit for the third quarter of 2008 was favorably affected by higher financial self-service revenue and profitability in Asia Pacific and Brazil, partially offset by higher restructuring charges and non-routine expenses. ES & Other third quarter of 2008 operating profit was $18,156 higher than the third quarter of 2007 due to increased volume in the Brazilian election systems business.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of September 30, 2008
(Unaudited)
(In thousands, except per share amounts)
Refer to Note 13 to the condensed consolidated financial statements for details of segment revenue and operating profit.
Nine Months ended September 30, 2008 Comparisons with Nine Months ended September 30, 2007
Net Sales
The following table represents information regarding our net sales for the nine-month periods ended September 30, 2008 and 2007:

	Nine Months Ended
	September 30,
	2008	2007	Change	% Change
Net sales	$2,359,487	$2,082,324	$277,163	13.3%
Net sales for the nine months ended September 30, 2008 were 13.3 percent higher than net sales for the comparable period in 2007. The increase in net sales included a net positive currency impact of $89,641. Financial self-service revenue for the nine months ended September 30, 2008 increased by $203,317 or 14.0 percent compared to the same period in 2007. The increase resulted from higher revenue in the Americas of $108,852 and strong revenue growth in Asia Pacific of $99,751. The increase in the Americas was due to strong revenue growth in Brazil from several large orders as well as positive growth in both Latin America and domestic revenues. The Asia Pacific increase resulted from higher volume in China of $77,825. The typical revenue seasonality in China was affected by the 2008 Summer Olympics, which resulted in purchases occurring earlier in 2008, rather than being concentrated in the fourth quarter. In addition, a large order expected to be recognized as revenue during the fourth quarter was instead recognized as revenue during the third quarter due to customer acceptance occurring sooner than planned. There was a partially offsetting decrease of $5,286 in EMEA. Security solutions revenue for the nine months ended September 30, 2008 decreased $8,855 or 1.5 percent versus the comparable period in 2007 due to lower revenue in all market segments. Election systems revenue increased by 200.7 percent compared to the nine months ended September 30, 2007. Brazilian election systems revenue, which historically occurs every other year, accounted for 78.1 percent of the increase. There was $4,047 of lottery systems revenue in the nine months ended September 30, 2008 in comparison with none for the same period of 2007.
Gross Profit
The following table represents information regarding our gross profit for the nine-month periods ended September 30, 2008 and 2007:

	Nine Months Ended
	September 30,
	2008	2007	Change	% Change
Gross profit	$601,157	$470,934	$130,223	27.7%
Gross profit margin	25.5%	22.6%	2.9%
Gross profit margin for the nine months ended September 30, 2008 increased by 2.9 percentage points compared to the nine months ended September 30, 2007. Product gross margin was 27.8 percent compared to 25.1 percent in the comparable period of 2007. The increase in product gross margin was the result of gross profit associated with the Brazil voting business of $26,391, a higher mix of revenue from China, and lower restructuring charges. Additionally, the Company’s ongoing cost reduction efforts more than offset the year-over-year increase in commodity prices. Restructuring charges of $13,255 or 1.2 percent of net sales were included in product costs of sales for the first nine months of 2008 while restructuring charges of $25,094 or 2.6 percent of net sales were included for the same period in 2007. Restructuring charges in the third quarter of 2008 related primarily to severance costs from the previously announced ongoing reduction in the Company’s global workforce, which is on track to be completed by the end of 2008. Service gross margin was 23.4 percent compared to 20.4 percent in the first nine months of 2007. The increase in service gross margin was the result of productivity and efficiency gains achieved in part due to improved product quality, which resulted in improved service gross margins domestically and internationally. Service gross margins were adversely impacted by restructuring charges of $6,995 or 0.6 percent of net sales in the first nine months of 2008 compared to restructuring charges of $181 in the comparable period of 2007.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of September 30, 2008
(Unaudited)
(In thousands, except per share amounts)
Operating Expenses
The following table represents information regarding our operating expenses for the nine-month periods ended September 30, 2008 and 2007:

	Nine Months Ended
	September 30,
	2008	2007	Change	% Change
Selling, general and administrative expense	$405,774	$342,568	$63,206	18.5%
Research, development and engineering expense	58,275	53,115	5,160	9.7%
Impairment of asset	4,376	—	4,376	100.0%
(Gain) loss on sale of assets, net	(32)	(6,407)	6,375	-99.5%

Total operating expenses	$468,393	$389,276	$79,117	20.3%

Percent of net sales	19.9%	18.7%	1.2%
Selling, general and administrative expense for the nine months ended September 30, 2008 was 17.2 percent of net sales as compared to 16.5 percent of net sales for the first nine months of 2007. The increase in selling, general and administrative expense as a percent of sales between years resulted in part due to higher non-routine expenses and restructuring charges, increased sales volume and a weakening of the U.S. dollar. Selling, general and administrative expense was impacted by non-routine expenses of $41,839 or 1.8 percent of net sales for the nine months ended September 30, 2008 compared to $4,212 of non-routine expenses for the nine months ended September 30, 2007. The non-routine expenses consisted primarily of legal, audit and consultation fees related to the internal review of other accounting items, restatement of financial statements and the ongoing SEC and DOJ investigations and other advisory fees. Included in the non-routine expenses for the first nine months of 2008 was a $13,500 fee owed to financial advisor Goldman Sachs as a result of the withdrawal of the unsolicited takeover bid from United Technologies Corp. In addition, restructuring charges of $7,037 or 0.3 percent of net sales were included in the first nine months of 2008 compared to restructuring charges of $200 for the comparable period in 2007. Research, development and engineering expense for the first nine months of 2008 was 2.5 percent of net sales as compared to 2.6 percent in 2007. Research, development and engineering expense increased on the dollar basis due to restructuring charges and was down slightly as a percent of net sales due to higher sales volume. The Company incurred a charge of $4,376 for the impairment of asset in the first quarter of 2008 related to the write down of intangible assets from the 2004 acquisition of TFE Technology Holdings, a maintenance provider of network and hardware service solutions to federal and state government agencies and commercial firms. The gain on sale of assets in 2007 resulted from the gain on the sale of the Company’s manufacturing plant in Cassis, France of $6,438 associated with the Company’s restructuring initiatives, and was offset by other immaterial gains and losses.
Operating Profit
The following table represents information regarding our operating profit for the nine-month periods ended September 30, 2008 and 2007:

	Nine Months Ended
	September 30,
	2008	2007	Change	% Change
Operating profit	$132,764	$81,658	$51,106	62.6%
Operating profit margin	5.6%	3.9%	1.7%
Operating profit margin for the nine months ended September 30, 2008 was 1.7 percent higher than the comparable period of 2007. The increase in operating profit margin between years resulted in part due to the Brazilian voting business, the Company’s ongoing cost reduction efforts, higher mix of revenue from China and improved service gross profit, partially offset by higher non-routine expenses and restructuring charges. Operating profit in the first nine months of 2008 included non-routine expenses of $41,839 or 1.8 percent of net sales compared to $4,212 of non-routine expenses for the comparable period in 2007. In addition, restructuring charges of $29,561 or 1.3 percent of net sales adversely affected the operating profit in the first nine months of 2008 compared to $19,037 or 0.9 percent of net sales for the comparable period in 2007.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of September 30, 2008
(Unaudited)
(In thousands, except per share amounts)
Other Income (Expense) and Minority Interest
The following table represents information regarding our other income (expense) and minority interest for the nine-month periods ended September 30, 2008 and 2007:

	Nine Months Ended
	September 30,
	2008	2007	Change	% Change
Investment income	$19,541	$16,875	$2,666	15.8%
Interest expense	(32,375)	(29,329)	(3,046)	10.4%
Miscellaneous, net	(644)	6,850	(7,494)	-109.4%

Other income (expense)	$(13,478)	$(5,604)	$(7,874)	140.5%

Percentage of Net Sales	-0.6%	-0.3%	-0.3%
Minority interest	$(6,800)	$(5,579)	$(1,221)	21.9%
Investment income for the nine months ended September 30, 2008 increased by $2,666 or 15.8 percent compared to the same period in 2007 due to a higher volume of investments at more favorable interest rates within the Brazilian operation. Interest expense for the first nine months of 2008 was higher by 10.4 percent versus the comparable period in 2007. Higher interest expense was related to foreign exchange hedging activity. The unfavorable variance in miscellaneous, net was attributable to foreign exchange gain/(loss) movement between years. The increase in minority interest related to higher profitability in China and Latin America.
Net Income
The following table represents information regarding our net income for the nine-month periods ended September 30, 2008 and 2007:

	Nine Months Ended
	September 30,
	2008	2007	Change	% Change
Net income	$87,525	$49,601	$37,924	76.5%
Percent of net sales	3.7%	2.4%	1.3%
Effective tax rate	22.2%	29.6%	-7.4%
Net income for the nine months ended September 30, 2008 increased $37,924 or 76.5 percent over net income for the nine months ended September 30, 2007. The increase was a result of higher gross profits and a lower effective tax rate, partially offset by higher operating expense levels resulting from increased non-routine expenses and restructuring charges.
Segment Analysis and Operating Profit Summary
DNA first nine months of 2008 net sales increased slightly by $19,596 or 1.8 percent compared to the same period in 2007 due to higher financial self-service revenue. The first nine months of net sales for DI increased $174,866 or 18.8 percent over the comparable period in 2007. The increase in DI net sales was attributable to strong revenue growth in Brazil from several large orders, Asia Pacific due to higher China volume, and strong revenue growth in the remainder of Latin America. ES & Other third quarter of 2008 net sales increased $82,701 compared to third quarter of 2007, of which Brazilian election systems revenue, historically occurring every other year, accounted for $61,424 of the increase.
DNA first nine months of 2008 operating profit decreased $14,344 or 17.6 percent compared to the same period in 2007. Operating profit in the first nine months of 2008 was unfavorably affected by higher non-routine expenses, workforce optimization restructuring charges, and increased commodity costs, partially offset by higher service profitability. DI operating profit for the first nine months of 2008 increased $48,440 compared to the same period in 2007. The 2008 DI operating profit was higher financial self-service revenue and profitability, partially offset by higher non-routine expenses. ES & Other first nine months of 2008 operating profit was $17,010 higher than the same period of 2007 due to increased volume in the Brazilian election systems business.
Refer to Note 13 to the condensed consolidated financial statements for details of segment revenue and operating profit.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of September 30, 2008
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
The following table summarizes the results of our Condensed Consolidated Statement of Cash Flows for the nine-month periods ended September 30, 2008 and 2007:

	Nine Months Ended
	September 30,
	2008	2007
Net cash flow provided (used) by:
Operating activities	$61,846	$37,848
Investing activities	(84,250)	(36,561)
Financing activities	24,605	(126,364)
Effect of exchange rate changes on cash and cash equivalents	4,249	12,859

Net increase (decrease) in cash and cash equivalents	$6,450	$(112,218)

Net cash provided by operating activities was $61,846 for the nine months ended September 30, 2008 and increased by $23,998 compared to the same period in 2007. Cash flows from operating activities are generated mainly from net income and controlling the components of working capital. The primary reasons for the increase were the $37,924 increase in net income and a net increase in certain other assets and liabilities, partially offset by an increase in trade receivables. The change in certain other assets and liabilities was $151,122, moving from ($76,451) for the nine months ended September 30, 2007 to $74,671 for the nine months ended September 30, 2008 was due to approximately $30,200 collection of refundable income taxes, $16,000 increase in accruals for legal, audit and consultation fees, $14,200 increase in warranty reserves, $10,100 increase in VAT taxes as a result of increased product revenue and foreign currency translation impact on certain other assets and liabilities. The change in trade receivables was $159,900, moving from a cash source of $92,589 for the nine months ended September 30, 2007 to a cash use of $67,311 for the comparable period in 2008. This increase in cash used by changes in receivables was due to significantly higher revenues for the nine months ended September 30, 2008 and receivable balances at September 30, 2008 compared to 2007. Days sales outstanding was 52 days at September 30, 2008 compared to 61 days at September 30, 2007.
Net cash used for investing activities was $84,250 for the nine months ended September 30, 2008, an increase of $47,689 from the same period in 2007. Net payments for purchases of investments were $30,874 during the nine months ended September 30, 2008 compared to net maturities of investments of $22,921 during the same period in 2007, increasing net cash used for investing activities by $53,795.
Net cash provided by financing activities was $24,605 for the nine months ended September 30, 2008, an increase of $150,969 compared with net cash used by financing activities of $126,364 for the nine months ended September 30, 2007. The increase was largely attributable to an increase in net note payable borrowings of $147,816.
The Company has a credit facility with J.P. Morgan Chase Bank, N.A. with borrowing limits of $300,000 and €150,000. Under the terms of the credit facility agreement, the Company has the ability to increase the borrowing limits an additional $150,000. This facility expires on April 27, 2010.
At September 30, 2008, the Company had U.S. dollar denominated private placement debt outstanding of $300,000, U.S. dollar denominated outstanding bank credit lines approximating $275,348, euro denominated outstanding bank credit lines approximating 80,725 (translated at $113,959) and Indian rupee denominated outstanding bank credit lines approximating 347,422 (translated at $7,395). An additional $127,795 was available under committed credit line agreements, and $56,679 was available under uncommitted lines of credit. All contractual cash obligations with initial and remaining terms in excess of one year and contingent liabilities remained generally unchanged at September 30, 2008 compared to December 31, 2007.
The Company‘s financing agreements contain various restrictive covenants, including net debt to capitalization and interest coverage ratios. As of September 30, 2008 the Company was in compliance with all of its debt covenants.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of September 30, 2008
(Unaudited)
(In thousands, except per share amounts)
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
Management believes there have been no significant changes during the quarter ended September 30, 2008 to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s annual report on Form 10-K for the year ended December 31, 2007.
RECENT ACCOUNTING PRONOUNCEMENTS
Emerging Issues Task Force Issue No. 03-6-1 In June 2008, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards Board Staff Position (FSP) Emerging Task Force (EITF) No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing earnings per share. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption of FSP EITF No. 03-6-1 will not have a material impact on our consolidated financial statements.
Statement of Financial Accounting Standards No. 162 In May 2008, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 162 (SFAS 162), The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principals used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS No. 162 will become effective November 15, 2008. The Company does not expect the adoption of SFAS No. 162 to have a material effect on the Company’s financial position, results of operations or liquidity.
Financial Accounting Standards Board Staff Position No. 142-3 In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets, which amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. The position applies to intangible assets that are acquired individually or with a group of other assets and both intangible assets acquired in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for the fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is in the process of determining the effect that adoption of FSP No. 142-3 will have on its consolidated financial statements.
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
Statement of Financial Accounting Standards No. 160 In December 2007, the FASB issued SFAS No. 160 (SFAS 160), Non-controlling Interests in Consolidated Financial Statements — an Amendment of ARB 51. SFAS 160 applies to all entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. Under SFAS 160, non-controlling interests in a subsidiary that are currently recorded within “mezzanine” (or temporary) equity or as a liability will be included in the equity section of the balance sheet. In addition, this statement requires expanded disclosures in the financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interest of the non-controlling owners of the subsidiary.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of September 30, 2008
(Unaudited)
(In thousands, except per share amounts)
SFAS 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. Application of SFAS 160’s disclosure requirements is retroactive. The Company is in the process of determining the effects that adoption of SFAS 160 will have on its consolidated financial statements.
Statement of Financial Accounting Standards No. 141(R) In December 2007, the FASB issued SFAS 141 (revised 2007) (SFAS 141(R)), Business Combinations, which amends the accounting and reporting requirements for business combinations. SFAS 141(R) places greater reliance on fair value information, requiring more acquired assets and liabilities to be measured at fair value as of the acquisition date. The pronouncement also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as a capitalized cost of acquisition. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008 and the Company will implement its requirements in future business combinations. The Company does not expect the adoption of SFAS 141(R) to have a material impact on the Company’s historical financial position, results of operations or liquidity.
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
Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Some of the risks, uncertainties and other factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements include, but are not limited to:
•	results of the SEC and DOJ investigations;

•	competitive pressures, including pricing pressures and technological developments;

•	changes in the Company’s relationships with customers, suppliers, distributors and/or partners in its business ventures;

•	changes in political, economic or other factors such as currency exchange rates, inflation rates, recessionary or expansive trends, taxes and regulations and laws affecting the worldwide business in each of the Company’s operations, including Brazil, where a significant portion of the Company’s revenue is derived;

•	the effects of the sub-prime mortgage crisis and the disruptions in the financial markets, including the bankruptcies, restructurings or consolidations of financial institutions, which could reduce our customer base and/or adversely effect our customers’ ability to make capital expenditures;

•	acceptance of the Company’s product and technology introductions in the marketplace;

•	the amount of cash and non-cash charges in connection with the planned closure of the Company’s Newark, Ohio facility;

•	unanticipated litigation, claims or assessments;

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of September 30, 2008
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
FORM 10-Q as of September 30, 2008
(In thousands)
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to foreign currency exchange rate risk inherent in its international operations denominated in currencies other than the U.S. dollar. A hypothetical 10 percent unfavorable movement in the applicable foreign exchange rates would have resulted in a decrease in 2008 year-to-date operating profit of approximately $10,785. The sensitivity model assumes an instantaneous, parallel shift in the foreign currency exchange rates. Exchange rates rarely move in the same direction. The assumption that exchange rates change in an instantaneous or parallel fashion may overstate the impact of changing exchange rates on amounts denominated in a foreign currency.
The Company’s risk-management strategy uses derivative financial instruments such as forwards to hedge certain foreign currency exposures. The intent is to offset gains and losses that occur on the underlying exposures, with gains and losses on the derivative contracts hedging these exposures. The Company does not enter into derivatives for trading purposes. The Company’s primary exposures to foreign exchange risk are movements in the dollar/euro, dollar/yuan, dollar/forint, and dollar/real rates. For the nine months ended September 30, 2008, there were no significant changes in the Company’s foreign exchange risks compared with the prior period.
The Company manages interest rate risk with the use of variable rate borrowings under its committed and uncommitted credit facilities, fixed rate borrowings under its private placement agreement and interest rate swaps. Variable rate borrowings totaled $395,859 at September 30, 2008, of which $50,000 was effectively converted to a fixed rate using interest rate swaps. A one percentage point increase or decrease in interest rates would have resulted in an increase or decrease in interest expense for the three and nine months ended September 30, 2008 of approximately $858 and $2,303, respectively, on the variable debt including the impact of the swap agreements. The Company’s primary exposure to interest rate risk is movement in the three-month LIBOR rate. The Company hedged $200,000 of the fixed rate borrowings under its private placement agreement, which was treated as a cash flow hedge. This reduced the effective interest rate by 14 basis points from 5.50 to 5.36 percent.
ITEM 4: CONTROLS AND PROCEDURES
This quarterly report includes the certifications of our chief executive officer (CEO) and chief financial officer (CFO) required by Rule 13a-14 of the Exchange Act. See Exhibits 31.1 and 31.2. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.
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
In connection with the preparation of this quarterly report, Diebold’s management, under the supervision and with the participation of the CEO and CFO, conducted an evaluation of disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, including restatement of previously issued financial statements and the identification of certain material weaknesses in internal control over financial reporting, discussed in detail below, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2008, and through the filing of this quarterly report. Certain material weaknesses described below have not been remediated.
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

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2008
(In thousands)
Management identified the following control deficiencies that constituted material weaknesses as of December 31, 2007:
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
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2008, management continued the process of implementing certain of the remediation measures described below, including (a) development and execution of portions of a specific and targeted communication plan involving the executive leadership and the Board of Directors, (b) certain personnel actions, (c) implementation of the revised revenue recognition policy, (d) the establishment of more rigorous financial reporting policies, procedures and processes involving the review and approval of account reconciliations, journal entries, and corresponding supporting documentation, (e) the design and implementation of training programs, (f) an increased emphasis by the corporate accounting, internal audit and financial controls compliance groups on reviewing key accounting controls and processes, including documentation requirements,

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2008
(In thousands)
and (g) engaging expert accounting consultants to assist management with the implementation and optimization of controls, the documentation of complex accounting transactions and the reconciliation of deferred revenue accounts.
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
Control Environment: Commencing in 2006, major efforts have been made by current senior executives to communicate and establish an effective culture and tone necessary to support the Company’s control environment. Substantial progress has been made in addressing the remediation of this weakness at all levels within the Company, but ongoing efforts were still in process as of date of the filing of this quarterly report. In order to reinforce an environment of strong consciousness and the appropriate culture within the Company to ensure the consistent application of accounting policies, adherence with GAAP, and the importance of internal control over financial reporting, management has developed and executed portions of a specific and targeted communication plan involving the executive leadership and the Board of Directors. These communications are focused on setting the tone and highlighting the requirements and expectations for all employees related to financial reporting controls compliance, personnel responsibilities, processes and avenues for reporting suspected violations of the Company’s Code of Conduct, and mechanisms to answer questions and address potential concerns. In addition, the Company’s executives will be required to attend educational courses that will focus on executive fiduciary responsibilities and duties relating to financial reporting and controls.
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

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2008
(In thousands)
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
Account Reconciliations: In 2006, 2007 and 2008, management engaged expert accounting consultants to assist management with the implementation and optimization of financial controls in various areas including the administration of existing controls and procedures, the documentation of complex accounting transactions and the reconciliation of deferred revenue accounts. In August 2007, management established a global account reconciliation policy governing account reconciliation content, format, and review and approval procedures. Compliance with this policy will be tested on a regular basis by the financial controls compliance group. In December 2007, management began implementing a global account reconciliation compliance monitoring tool related to existence, completeness, accuracy and retention of account reconciliations. To date, approximately 80% of the total balance sheet account reconciliations prepared in the United States are monitored utilizing this tool. Global deployment of this tool is contemplated by the end of 2009. In the meantime, management utilizes manual monitoring processes to ensure that reconciliations are completed, reviewed and approved in a timely fashion.
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

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2008
PART II — OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS
At September 30, 2008, the Company was a party to several lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the Company’s consolidated financial statements would not be materially affected by the outcome of any present legal proceedings, commitments, or asserted claims.
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

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2008
PART II — OTHER INFORMATION
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

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2008
PART II — OTHER INFORMATION
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Information concerning the Company’s share repurchases made during the third quarter of 2008:

				Maximum
			Total Number of	Number of Shares
	Total Number of		Shares Purchased	that May Yet Be
	Shares	Average Price	as Part of Publicly	Purchased Under
Period	Purchased	Paid Per Share	Announced Plans	the Plans (1)
July	—	$—	—	2,926,500
August	—	$—	—	2,926,500
September	—	$—	—	2,926,500

Total	—	$—	—	2,926,500

(1)	The total number of shares repurchased as part of the publicly announced share repurchase plan was 9,073,500 as of September 30, 2008. The plan was approved by the Board of Directors in April 1997 and authorized the repurchase of up to two million shares. The plan was amended in June 2004 to authorize the repurchase of an additional two million shares, and was further amended in August and December 2005 to authorize the repurchase of an additional six million shares. On February 14, 2007, the Board of Directors approved an increase in the Company’s share repurchase program by authorizing the repurchase of up to an additional two million of the Company’s outstanding common shares. The plan has no expiration date.
ITEM 6: EXHIBITS

3.1	(i)	Amended and Restated Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.1(i) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 (Commission File No. 1-4879)

3.1	(ii)	Amended and Restated Code of Regulations of Diebold, Inc. — incorporated by reference to Exhibit 3.1 (ii) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (Commission File No. 1-4879)

3.2		Certificate of Amendment by Shareholders to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.2 to Registrant’s Form 10-Q for the quarter ended March 31, 1996 (Commission File No. 1-4879)

3.3		Certificate of Amendment to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.3 to Registrant’s Form 10-K for the year ended December 31, 1998 (Commission File No. 1-4879)

4.1		Rights Agreement dated as of February 11, 1999 between Diebold, Incorporated and The Bank of New York — incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form 8-A dated February 2, 1999 (Commission File No. 1-4879)

*10.1		Form of Employment Agreement as amended and restated as of September 13, 1990 — incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990 (Commission File No. 1-4879)

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2008
PART II — OTHER INFORMATION

*10.2		Schedule of Certain Officers who are Parties to Employment Agreements — incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-K for the year ended December 31, 2005 (Commission File No. 1-4879)

*10.5	(i)	Supplemental Employee Retirement Plan I as amended and restated July 1, 2002 — incorporated by reference to Exhibit 10.5 (i) of Registrant’s Form 10-Q for the quarter ended September 30, 2002 (Commission File No. 1-4879)

*10.5	(ii)	Supplemental Employee Retirement Plan II as amended and restated July 1, 2002 — incorporated by reference to Exhibit 10.5 (ii) of Registrant’s Form 10-Q for the quarter ended September 30, 2002 (Commission File No. 1-4879)

*10.7	(i)	1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 to Registrant’s Form 10-K for the year ended December 31, 1992 (Commission File No. 1-4879)

*10.7	(ii)	Amendment No. 1 to the Amended and Restated 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998 (Commission File No. 1-4879)

*10.7	(iii)	Amendment No. 2 to the Amended and Restated 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 2003 (Commission File No. 1-4879)

*10.7	(iv)	2005 Deferred Compensation Plan for Directors of Diebold, Incorporated, effective as of January 1, 2005 — incorporated by reference to Exhibit 10.7(iv) to Registrant’s Form 10-K for the year ended December 31, 2005 (Commission File No. 1-4879)

*10.8	(i)	1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 - incorporated by reference to Exhibit 4(a) to Form S-8 Registration Statement No. 333-60578

*10.8	(ii)	Amendment No. 1 to the 1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 — incorporated by reference to Exhibit 10.8 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 2004 (Commission File No. 1-4879)

*10.8	(iii)	Amendment No. 2 to the 1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 — incorporated by reference to Exhibit 10.8 (iii) to Registrant’s Form 10-Q for the quarter ended March 31, 2004 (Commission File No. 1-4879)

*10.8	(iv)	Amendment No. 3 to the 1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 — incorporated by reference to Exhibit 10.8 (iv) to Registrant’s Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 1-4879)

*10.9		Long-Term Executive Incentive Plan — incorporated by reference to Exhibit 10.9 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993 (Commission File No. 1-4879)

*10.10	(i)	Amended and Restated 1992 Deferred Incentive Compensation Plan — incorporated by reference to Exhibit 10.10 (i) of Registrant’s Form 10-Q for the quarter ended September 30, 2002 (Commission File No. 1-4879)

*10.10	(ii)	2005 Deferred Incentive Compensation Plan, effective as of January 1, 2005 — incorporated by reference to Exhibit 10.10(ii) to Registrant’s Form 10-K for the year ended December 31, 2005 (Commission File No. 1-4879)

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2008
PART II — OTHER INFORMATION

*10.11		Annual Incentive Plan — incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 1-4879)

*10.13	(i)	Forms of Deferred Compensation Agreement and Amendment No. 1 to Deferred Compensation Agreement — incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 (Commission File No. 1-4879)

*10.13	(ii)	Section 162(m) Deferred Compensation Agreement (as amended and restated January 29, 1998) — incorporated by reference to Exhibit 10.13 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998 (Commission File No. 1-4879)

*10.14		Deferral of Stock Option Gains Plan — incorporated by reference to Exhibit 10.14 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (Commission File No. 1-4879)

10.17	(i)	Amended and Restated Loan Agreement dated as of April 30, 2003 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, N.A. — incorporated by reference to Exhibit 10.17 to Registrant’s Form 10-Q for the quarter ended June 30, 2003 (Commission File No. 1-4879)

10.17	(ii)	First amendment to Loan Agreement dated as of April 28, 2004 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, N.A. — incorporated by reference to Exhibit 10.17(ii) to Registrant’s Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 1-4879)

10.17	(iii)	Second amendment to Loan Agreement dated as of April 27, 2005 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and JP Morgan Chase Bank, N.A. (successor by merger to Bank One, N.A.) — incorporated by reference to Exhibit 10.1 on Registrant’s Form 8-K filed on May 3, 2005 (Commission File No. 1-4879)

10.17	(iv)	Third amendment to Loan Agreement dated as of November 16, 2005 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and JP Morgan Chase Bank, N.A. (successor by merger to Bank One, N.A.) — incorporated by reference to Exhibit 10.1 on Form 8-K filed on November 22, 2005 (Commission File No. 1-4879)

10.17	(v)	Fourth Amendment to Loan Agreement, dated November 27, 2006 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and JPMorgan Chase Bank N.A. (successor by merger to Bank One, N.A.)- incorporated by reference to Exhibit 10.17(v) to Registrant’s Form 10-K for the year ended December 31, 2006 (Commission File No. 1-4879)

*10.18	(i)	Retirement and Consulting Agreement with Robert W. Mahoney — incorporated by reference to Exhibit 10.18 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 1-4879)

*10.18	(ii)	Extension of Retirement and Consulting Agreement with Robert W. Mahoney — incorporated by reference to Exhibit 10.18 (ii) of Registrant’s Form 10-Q for the quarter ended September 30, 2002. (Commission File No. 1-4879)

*10.18	(iii)	Extension of Retirement and Consulting Agreement with Robert W. Mahoney — incorporated by reference to Exhibit 10.18 (iii) to Registrant’s Form 10-Q for the quarter ended June 30, 2003 (Commission File No. 14879)

*10.18	(iv)	Extension of Retirement and Consulting Agreement with Robert W. Mahoney — incorporated by reference to Exhibit 10.18 (iv) to Registrant’s Form 10-Q for the quarter ended March 31, 2004 (Commission File No. 1-4879)

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2008
PART II — OTHER INFORMATION

*10.18	(v)	Extension of Retirement and Consulting Agreement with Robert W. Mahoney — incorporated by reference to Exhibit 10.18 (v) to Registrant’s Form 10 -Q for the quarter ended March 31, 2005 (Commission File N0. 1-4879)

*10.18	(vi)	Extension of Retirement and Consulting Agreement with Robert W. Mahoney dated March 7, 2006 — incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-K for the year ended December 31, 2005 (Commission File No. 1-4879)

10.20	(i)	Transfer and Administration Agreement, dated as of March 31, 2001 by and among DCC Funding LLC, Diebold Credit Corporation, Diebold, Incorporated, Receivables Capital Corporation and Bank of America, National Association and Financial institution from time to time parties thereto — incorporated by reference to Exhibit 10.20 (i) on Registrant’s Form 10-Q for the quarter ended March 31, 2001 (Commission File No. 1-4879)

10.20	(ii)	Amendment No. 1 to the Transfer and Administration Agreement, dated as of May 2001, by and among DCC Funding LLC, Diebold Credit Corporation, Diebold, Incorporated, Receivables Capital Corporation and Bank of America, National Association — incorporated by reference to Exhibit 10.20 (ii) on Registrant’s Form 10-Q for the quarter ended March 31, 2001 (Commission File No. 1-4879)

*10.22		Form of Non-qualified Stock Option Agreement - incorporated by reference to Exhibit 10.22 to Registrant’s Form 10-Q for the quarter ended March 31, 2007 (Commission File No. 1-4879)

*10.23		Form of Restricted Share Agreement — incorporated by reference to Exhibit 10.2 on Registrant’s Form 8-K filed on February 16, 2005 (Commission File No. 1-4879)

*10.24		Form of RSU Agreement — incorporated by reference to Exhibit 10.24 to Registrant’s Form 10-Q for the quarter ended March 31, 2007 (Commission File No. 1-4879)

*10.25		Form of Performance Share Agreement - incorporated by reference to Exhibit 10.25 to Registrant’s ort on Form 10-Q for the quarter ended March 31, 2007 (Commission File No. 1-4879)

*10.26		Diebold, Incorporated Annual Cash Bonus Plan - incorporated by reference to Exhibit A of Registrant’s Proxy Statement on Schedule 14A filed on March 16, 2005 (Commission File No. 1-4879)

10.27		Form of Note Purchase Agreement — incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on March 8, 2006 (Commission File No. 1-4879)

*10.28		Employment Agreement between Diebold, Incorporated and Thomas W. Swidarski - incorporated by reference to Exhibit 10.1 on Registrant’s Form 8-K filed on May 1, 2006 (Commission File No. 1-4879)

*10.29		Employment [Change in Control] Agreement between Diebold, Incorporated and Thomas W. Swidarski - incorporated by reference to Exhibit 10.2 on Registrant’s current report on Form 8-K filed on May 1, 2006 (Commission File No. 1-4879)

10.32		Letter Agreement (including Term Note) dated as of November 27, 2006, between Diebold, Incorporated and PNC Bank, N.A. — incorporated by reference to Exhibit 10.31 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (Commission File No. 1-4879)

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2008
PART II — OTHER INFORMATION

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*	Reflects management contract or other compensatory arrangement.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2008
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIEBOLD, INCORPORATED
(Registrant)
Date: November 10, 2008	By:	/s/ Thomas W. Swidarski
Thomas W. Swidarski
President and Chief Executive Officer (Principal Executive Officer)

Date : November 10, 2008	By:	/s/ Kevin J. Krakora
Kevin J. Krakora
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2008
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