Form 10-K
period 2008-12-31
DIEBOLD INC
filed 2009-02-27
CIK 28823

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

F O R M  10 - K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value was computed by using the closing price on the New York Stock Exchange on June 30, 2008 of $35.58 per share.

Common Shares, Par Value $1.25 per Share	$2,321,224,755

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class Common Shares $1.25 Par Value	Outstanding at February 13, 2009 66,187,798

DOCUMENTS INCORPORATED BY REFERENCE

Listed hereunder are the documents, portions of which are incorporated by reference, and the parts of this Form 10-K into which such portions are incorporated:

(1)	Diebold, Incorporated Proxy Statement for 2009 Annual Meeting of Shareholders to be held on April 23, 2009, portions of which are incorporated by reference into Part III of this Form 10-K.

PART I		3
ITEM 1:	BUSINESS	3
ITEM 1A:	RISK FACTORS	6
ITEM 1B:	UNRESOLVED STAFF COMMENTS	14
ITEM 2:	PROPERTIES	14
ITEM 3:	LEGAL PROCEEDINGS	14
ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	16

PART II		17
ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	17
ITEM 6:	SELECTED FINANCIAL DATA	19
ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20
ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	40
ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	41
ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	86
ITEM 9A:	CONTROLS AND PROCEDURES	86
ITEM 9B:	OTHER INFORMATION	90

PART III		91
ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	91
ITEM 11:	EXECUTIVE COMPENSATION	92
ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	92
ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	92
ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES	92

PART IV		93
ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	93
SIGNATURES		96
EXHIBIT INDEX		99
EX-10.1
EX-10.5(i)
EX-10.5(iii)
EX-10.5(iv)
EX-10.5(v)
EX-10.5(vi)
EX-10.7(iv)
EX-10.10
EX-10.24
EX-10.25
EX-10.28
EX-10.29
EX-10.30
EX-21.1
EX-23.1
EX-24.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I

ITEM 1: BUSINESS
(Dollars in thousands)

GENERAL

Diebold, Incorporated (collectively with its subsidiaries, the Company) was incorporated under the laws of the state of Ohio in August 1876, succeeding a proprietorship established in 1859.

The Company develops, manufactures, sells and services self-service transaction systems, electronic and physical security systems, software and various products used to equip bank facilities and voting equipment. The Company’s primary customers include banks and financial institutions, as well as public libraries, government agencies, utilities and various retail outlets. Sales of systems and equipment are made directly to customers by the Company’s sales personnel and by manufacturers’ representatives and distributors globally. The sales and support organization works closely with customers and their consultants to analyze and fulfill the customers’ needs.

The Company’s vision is, “To be recognized as the essential partner in creating and implementing ideas that optimize convenience, efficiency and security.” This vision is the guiding principle behind the Company’s transformation of becoming a more services-oriented company. Today, service comprises more than 50 percent of the Company’s revenue and the Company expects that this percentage will grow over time as the Company’s integrated services business continues to gain traction in the marketplace. Financial institutions are eager to reduce costs and optimize management and productivity of their ATM (automated teller machine) channels — and as a result they are increasingly exploring outsourced solutions. The Company remains uniquely positioned to provide the infrastructure necessary to manage all aspects of an ATM network — hardware, software, maintenance, transaction processing, patch management and cash management — through its integrated product and services offerings.

We are people-oriented, not product-oriented. We strive to be an essential partner to our customers, not a seller. Our products and services enhance our customers’ businesses. This reflects our commitment to solving each customer’s individual needs. In 2008, the Company remained focused on five key priorities: increase customer loyalty; improve quality; strengthen the supply chain; enhance communications and teamwork and rebuild profitability. The Company met or exceeded its targets within each of these priorities through a number of operational and supply chain initiatives designed to increase customer satisfaction, improve productivity, streamline processes, enhance efficiency and decrease costs.

PRODUCT AND SERVICE SOLUTIONS

The Company has three product and service solutions: Self-Service Solutions, Security Solutions and Election Systems. Financial information for the product and service solutions can be found in Note 19 to the Consolidated Financial Statements, which is incorporated herein by reference. In 2008, 2007 and 2006, the Company’s sales of products and services related to its financial self-service and security solutions accounted for 95.1, 97.8 and 92.0 percent, respectively, of consolidated net sales.

Self-Service Solutions

Self-service is technology that empowers people worldwide to access services when, where and how they may choose. One popular example is the automated teller machine (ATM). The Company offers an integrated line of self-service technologies and services, including comprehensive ATM outsourcing, ATM security and fraud, ImageWay® ATM check imaging, RemoteTellertm system and teller cash automation. The Company is a leading global supplier of ATMs and related services and holds the leading market position in many countries around the world.

Self-Service Hardware
The Company offers a wide variety of self-service solutions. Self-service products include a full range of ATMs including increasing deposit automation technology, cash dispensers, check-cashing machines, bulk cash recyclers and bulk check deposit technology.

Self-Service Software
The Company offers software solutions consisting of multiple applications that process events and transactions. These solutions are delivered on the appropriate platform, allowing the Company to meet customer requirements while adding new functionality in a cost-effective manner.

Self-Service Support and Managed Services
From analysis and consulting to monitoring and repair, the Company provides value and support to its customers every step of the way. Services include installation and ongoing maintenance of our products, OpteView® remote services, branch transformation and distribution channel consulting. Outsourced and managed services include remote monitoring, troubleshooting for self-service customers, transaction processing, currency management, maintenance services and full support via person to person or online communication.

Integrated Self-Service Solutions
Each unique solution may include hardware, software, services or a combination of all three components. The Company provides value to its customers by offering a comprehensive array of integrated services and support. The Company’s service organization provides strategic analysis and planning of new systems, systems integration, architectural engineering, consulting, and project management that encompass all facets of a successful financial self-service implementation.

Security Solutions

From the safes and vaults that the Company first manufactured in 1859, to the full range of advanced security offerings it provides today, the Company’s integrated security solutions contain best-in-class products and award-winning services for its customers’ unique needs. The Company provides its customers with the latest technological advances to better protect their assets, improve their workflow and increase their return on investment. These solutions are backed with experienced global sales, installation and service teams. The Company is a global leader in providing physical and electronic security systems as well as facility transaction products that integrate security, software and assisted-service transactions, providing total security systems solutions to financial, retail, commercial and government markets.

Physical Security and Facility Products
The Company provides security solutions and facility products, including in-store bank branches, pneumatic tube systems for drive-up lanes, vaults, safes, depositories, bullet-resistive items, teller-assist systems, cash-handling automation, plus a global service organization that supports Diebold and non-Diebold security products.

Electronic Security Products
The Company provides a broad range of security products including digital surveillance, card systems, biometric technologies, alarms and remote monitoring and diagnostics.

Integrated Security Solutions
The Company provides global sales, service, installation, project management and monitoring of original equipment manufacturer (OEM) electronic security products to financial, government, retail and commercial customers.

Election Systems

The Company, through its wholly-owned subsidiaries Premier Election Solutions, Inc. (PESI) and Procomp Industria Eletronica S.A. (in Brazil), is a provider of voting equipment and related products. The Company provides elections equipment, software, training, support, installation and maintenance. The election systems contracts contain multiple deliverable elements and custom terms and conditions.

OPERATIONS

The principal raw materials used by the Company are steel, plastics, and electronic parts and components, which are purchased from various major suppliers. These materials and components are generally available in ample quantity at this time.

The Company’s operating results and the amount and timing of revenue are affected by numerous factors including production schedules, customer priorities, sales volume and sales mix. During the past several years, the Company has dramatically changed the focus of its self-service business to that of a total solutions and integrated services approach. The value of unfilled orders is not as meaningful an indicator of future revenues due to the significant portion of revenues derived from the Company’s growing service-based business, for which order information is not available. Therefore, the Company believes that backlog information is not material to an understanding of its business.

The Company carries working capital mainly related to trade receivables and inventories. Inventories, generally, are only manufactured as orders are received from customers. The Company’s normal and customary payment terms are net 30 days from date of invoice. The Company generally does not offer extended payment terms. The Company’s government customers represent a small portion of the Company’s business. Domestically, with the exception of PESI, the Company’s contracts with its government customers do not contain fiscal funding clauses. In the event that such a clause exists, revenue would not be recognizable until the funding clause was satisfied. Internationally, contracts with Brazil’s government are subject to a twenty-five percent quantity adjustment prior to purchasing any raw materials under the contracted purchasing schedule. In general, with the exception of PESI, the Company recognizes revenue for delivered elements only when the fair values of delivered and undelivered elements are known, uncertainties regarding customer acceptance are resolved and there are no customer-negotiated refunds or return rights affecting the revenue recognized for the delivered elements.

SEGMENTS AND FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

The Company’s segments are comprised of its three main sales channels: Diebold North America (DNA), Diebold International (DI) and Election Systems (ES) & Other. The DNA segment sells financial and retail systems, and also services financial and retail systems, in the United States and Canada. The DI segment sells and services financial and retail systems over the remainder of the globe through wholly-owned subsidiaries, majority-owned joint ventures and independent distributors in every major country throughout Europe, the Middle East, Africa, Latin America and in the Asia Pacific region (excluding Japan and Korea).The ES & Other segment includes the operating results of PESI and the voting and lottery related business in Brazil. Segment financial information can be found in Note 19 to the Consolidated Financial Statements, which is incorporated herein by reference.

Sales to customers outside the United States in relation to total consolidated net sales continued to trend upward and were $1,603,963 or 50.6 percent in 2008, $1,417,574 or 48.1 percent in 2007 and $1,354,878 or 46.4 percent in 2006.

Property, plant and equipment, at cost, located in the United States totaled $437,524, $424,657 and $398,425 as of December 31, 2008, 2007 and 2006, respectively, and property, plant and equipment, at cost, located outside the United States totaled $142,427, $151,139 and $152,072 as of December 31, 2008, 2007 and 2006, respectively.

Additional financial information regarding the Company’s international operations is included in Note 19 to the Consolidated Financial Statements, which is incorporated herein by reference.

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

COMPETITION

All phases of the Company’s business are highly competitive. Some of the Company’s products are in competition directly with similar products and others competing with alternative products having similar uses or producing similar results. The Company believes, based upon outside independent industry surveys, that it is a leading manufacturer of self-service systems in the United States and is also a market leader internationally. In the area of automated transaction systems, the Company competes on a global basis primarily with NCR Corporation and Wincor-Nixdorf. On a regional basis, the Company competes with many other hardware and software companies such as Grg Equipment Co. in Asia Pacific and Itautec in Latin America. In serving the security products market for the financial services industry, the Company competes with national, regional and local security companies. Of these competitors, some compete in only one or two product lines, while others sell a broader spectrum of products competing with the Company. The unavailability of comparative sales information and the large variety of individual products make it difficult to give reasonable estimates of the Company’s competitive ranking in or share of the market in its security product fields of activity. However, the Company is ranked as one of the top integrators in the security market.

In the election systems market, the Company provides product solutions and support for customers within the United States and Brazil. Competition in this market is typically from a variety of hardware, software and service companies.

RESEARCH, DEVELOPMENT AND ENGINEERING

In order to meet customers’ growing demand for self-service and security technologies faster, the Company is focused on delivering innovation to its customers by continuing to invest in technology solutions that enable customers to reduce costs and improve efficiency. Expenditures for research, development and engineering initiatives were $79,070, $73,950 and $71,625 in 2008, 2007 and 2006, respectively. Opteva® ATMs are designed with leading technology to meet our customers’ growing deposit automation needs and provide maximum value. All full function Opteva ATMs support intelligent check and automated cash deposits. Key features include check imaging with intelligent depository moduletm and bulk document intelligent depository modules.

PATENTS, TRADEMARKS, LICENSES

The Company owns patents, trademarks and licenses relating to certain products in the United States and internationally. While the Company regards these as items of importance, it does not deem its business as a whole, or any industry segment, to be materially dependent upon any one item or group of items.

ENVIRONMENTAL

Compliance with federal, state and local environmental protection laws during 2008 had no material effect upon the Company’s business, financial condition or results of operations.

EMPLOYEES

At December 31, 2008, the Company employed 16,658 associates globally. The Company’s service staff is one of the financial industry’s largest, with professionals in more than 600 locations and representation in nearly 90 countries worldwide.

AVAILABLE INFORMATION

This annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are available, free of charge, on or through the Company’s website, www.diebold.com, as soon as practicable after such material is electronically filed with or furnished to the SEC. Additionally, these reports can be furnished free of charge to shareholders upon written request to Diebold Global Communications at the corporate address, or call +1 330 490-3790 or [800] 766-5859. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

ITEM 1A: RISK FACTORS

The following are certain risk factors that could affect our business, financial condition, operating results and cash flows. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this annual report on Form 10-K because they could cause actual results to differ materially from those expressed in any forward-looking statement. The risk factors highlighted below are not the only ones we face. If any of these events actually occur, our business, financial condition, operating results or cash flows could be negatively affected.

We caution the reader to keep these risk factors in mind and refrain from attributing undue certainty to any forward-looking statements which speak only as of the date of this annual report.

Demand for and supply of our products and services may be adversely affected by numerous factors, some of which we cannot predict or control. This could adversely affect our operating results.

Numerous factors may affect the demand for and supply of our products and services, including:

•	changes in the market acceptance of our products and services;

•	customer and competitor consolidation;

•	changes in customer preferences;

•	declines in general economic conditions;

•	changes in environmental regulations that would limit our ability to sell products and services in specific markets; and

•	macro-economic factors affecting banks, credit unions and other financial institutions may lead to cost-cutting efforts by customers, which could cause us to lose current or potential customers or achieve less revenue per customer.

If any of these factors occur, the demand for and supply of our products and services could suffer, and this would adversely affect our results of operations.

Increased raw material and energy costs could reduce our income.

The primary raw materials in our financial self-service, security and election systems product and service solutions are steel, plastics and electronic parts and components. The majority of our raw materials are purchased from various local, regional and global suppliers pursuant to long-term supply contracts. However, the price of these materials can fluctuate under these contracts in tandem with the pricing of raw materials.

In addition, energy prices, particularly petroleum prices, are cost drivers for our business. In recent years, the price of petroleum has been highly volatile, particularly due to the unstable political conditions in the Persian Gulf and increasing international demand from emerging markets. Any increase in the costs of energy would also increase our transportation costs. Although we attempt to pass on higher raw material and energy costs to our customers, given the competitive markets in which we operate, it is often not possible to do this.

Our business may be affected by general economic conditions and uncertainty that may cause customers to defer or cancel sales commitments previously made.

Recent economic difficulties in the United States credit markets and the global markets have led to an economic recession in some or all of the markets in which we operate. A recession or even the risk of a potential recession may be sufficient reason for customers to delay, defer or cancel purchase decisions, including decisions previously made. Under difficult economic conditions, customers may seek to reduce discretionary spending by forgoing purchases of our products and services. This risk is magnified for capital goods purchases such as ATMs and physical security products. As a result of economic conditions and other factors, financial institutions have failed and may continue to fail resulting in a loss of current or potential customers, or deferred or cancelled sales orders. Any customer delays or cancellations could materially affect our level of revenue and operating results.

Our sales and operating results are sensitive to global economic conditions and cyclicality, and could be adversely affected during economic downturns.

Demand for our products is affected by general economic conditions and the business conditions of the industries in which we sell our products and services. The business of most of our customers, particularly our financial institution and election systems customers, is, to varying degrees, cyclical and has historically experienced periodic downturns. Any future downturns in general economic conditions could adversely affect the demand for our products and services, and our sales and operating results. In addition, downturns in our customer’s industries, even during periods of strong general economic conditions, could adversely affect our sales and operating results. As a result of economic conditions and other factors, financial institutions have failed and may continue to fail resulting in a loss of current or potential customers, or cause them to defer or cancel sales orders. Additionally, the unstable political conditions in the Persian Gulf could lead to further financial, economic and political instability, and this could lead to an additional deterioration in general economic conditions.

We may be unable to achieve, or may be delayed in achieving, our cost-cutting initiatives, and this may adversely affect our operating results and cash flow.

We have launched a number of cost-cutting initiatives, including restructuring initiatives, to improve operating efficiencies and reduce operating costs. Although we are anticipating a substantial amount of annual cost savings associated with these cost-cutting initiatives, we may be unable to sustain the cost savings that we have achieved. In addition, if we are unable to achieve, or have any unexpected delays in achieving additional cost savings, our results of operations and cash flow may be adversely affected. Even if we meet the goals pursuant to these initiatives, we may not receive the expected financial benefits of these initiatives.

We face competition that could adversely affect our sales and financial condition.

All phases of our business are highly competitive. Some of our products are in direct competition with similar or alternative products provided by our competitors. We encounter competition in price, delivery, service, performance, product innovation, product recognition and quality.

Because of the potential for consolidation in any market, our competitors may become larger, which could make them more efficient and permit them to be more price-competitive. Increased size could also permit them to operate in wider geographic areas and enhance their abilities in other areas such as research and development and customer service. As a result, this could also reduce our profitability.

Our competitors can be expected to continue to develop and introduce new and enhanced products. This could cause a decline in market acceptance of our products. In addition, our competitors could cause a reduction in the prices for some of our products as a result of intensified price competition. Also, we may be unable to effectively anticipate and react to new entrants in the marketplace competing with our products.

Competitive pressures can also result in the loss of major customers. An inability to compete successfully could have an adverse effect on our operating results, financial condition and cash flows in any given period.

In international markets, we compete with local service providers that may have competitive advantages.

In a number of international markets, especially those in Asia Pacific and Latin America, we face substantial competition from local service providers that offer competing products and services. Some of these companies may have a dominant market share in their territories and may be owned by local stakeholders. This could give them a competitive advantage. Local providers of competing products and services may also have a substantial advantage in attracting customers in their country due to more established branding in that country, greater knowledge with respect to the tastes and preferences of customers residing in that country and/or their focus on a single market. Further, the local providers may have greater regulatory and operational flexibility since we are subject to both U.S. and foreign regulatory requirements.

Because our operations are conducted worldwide, they are affected by risks of doing business abroad.

We generate a significant percentage of revenue from sales and service operations conducted outside the United States. Revenue from international operations amounted to approximately 50.6 percent in 2008, 48.1 percent in 2007 and 46.4 percent in 2006 of total revenue during these respective periods.

Accordingly, international operations are subject to the risks of doing business abroad, including the following:

•	fluctuations in currency exchange rates;

•	transportation delays and interruptions;

•	political and economic instability and disruptions;

•	restrictions on the transfer of funds;

•	the imposition of duties and tariffs;

•	import and export controls;

•	changes in governmental policies and regulatory environments;

•	labor unrest and current and changing regulatory environments;

•	the uncertainty of product acceptance by different cultures;

•	the risks of divergent business expectations or cultural incompatibility inherent in establishing joint ventures with foreign partners;

•	difficulties in staffing and managing multi-national operations;

•	limitations on the ability to enforce legal rights and remedies;

•	reduced protection for intellectual property rights in some countries; and

•	potentially adverse tax consequences.

Any of these events could have an adverse effect on our international operations by reducing the demand for our products or decreasing the prices at which we can sell our products, thereby, adversely affecting our financial condition or operating results. We may not be able to continue to operate in compliance with applicable customs, currency exchange control regulations, transfer pricing regulations or any other laws or regulations to which we may be subject. In addition, these laws or regulations may be modified in the future, and we may not be able to operate in compliance with those modifications.

We may expand operations into international markets in which we may have limited experience or rely on business partners.

We continually look to expand our products and services into international markets. We have currently developed, through joint ventures, strategic investments, subsidiaries and branch offices, sales and service offerings in over 90 countries outside of the United States. As we expand into new international markets, we will have only limited experience in marketing and operating products and services in such markets. In other instances, we may rely on the efforts and abilities of foreign business partners in such markets. Certain international markets may be slower than domestic markets in adopting our products and services, and our operations in international markets may not develop at a rate that supports our level of investment.

The failure of governments to certify election systems products may hinder our growth and harm our business.

Our election system products must go through rigorous federal and state certification processes in order for them to be sold in various states. As a result, there is a risk that our products will not be certified for use or will be decertified. Our election systems products could also be subject to differing and inconsistent laws, regulations and certification requirements which could adversely affect our business, financial condition and operating results. As a result, we may find it necessary to eliminate, modify or cancel components of our services, and this could result in additional development costs and the possible loss of revenue. Future legislative changes or other changes in law could also have an adverse effect on our business, financial condition and operating results.

Our election systems products might not achieve market acceptance, which could adversely affect our growth.

Because of the political nature of our election systems business, various individuals and advocacy groups may raise challenges, including legal challenges, in the media and elsewhere, about the reliability and security of our election systems products and services. Our election systems business is vulnerable to these types of challenges because the electronic election systems industry is emerging.

Our ability to grow will depend on the extent to which potential customers accept our products. This acceptance may be limited by:

•	the failure of prospective customers to conclude that our products are valuable and should be used;

•	the reluctance of prospective customers to replace their existing solutions with our products; and

•	marketing efforts of our competitors.

Furthermore, adverse publicity, whether directed at our products or a competitor’s products due to processing errors or other system failures, could adversely affect the electronic election systems industry as a whole, and this would have an adverse effect on our business, financial condition and operating results. In addition, these efforts may adversely affect our relations with our election systems customers.

We are currently subject to shareholder class action litigation, the unfavorable outcome of which might have a material adverse effect on our financial condition, operating results and cash flow.

A number of shareholder class action lawsuits have been filed against us and certain current and former officers and directors alleging violations of the federal securities laws and breaches of fiduciary duties with respect to our 401(k) savings plan. The securities class action was dismissed and the court entered a judgment in favor of the defendants in August 2008, but the plaintiffs have appealed the court’s decision. We believe that these lawsuits are without merit, and we intend to vigorously defend against these claims. We cannot, however, determine with certainty the outcome or resolution of these claims or any future related claims, or the timing for their resolution. In addition to the expense and burden incurred in defending this litigation and any damages that we may suffer, management’s efforts and attention may be diverted from the ordinary business operations in order to address these claims. If the final resolution of this litigation is unfavorable, our financial condition, operating results and cash flows could be materially affected.

Any failure to manage acquisitions, divestitures and other significant transactions successfully could harm our operating results, business and prospects.

As part of our business strategy, we frequently engage in discussions with third parties regarding possible investments, acquisitions, strategic alliances, joint ventures, divestitures and outsourcing arrangements, and we enter into agreements relating to such extraordinary transactions in order to further our business objectives. In order to pursue this strategy successfully, we must identify suitable candidates, successfully complete extraordinary transactions, some of which may be large and complex, and manage post-closing issues such as the integration of acquired companies or employees. Integration and other risks of extraordinary transactions can be more pronounced in larger and more complicated transactions, or if multiple transactions are pursued simultaneously. If we fail to identify and successfully complete extraordinary transactions that further our strategic objectives, we may be required to expend resources to develop products and technology internally. This may put us at a competitive disadvantage, and we may be adversely affected by negative market perceptions any of which may have a material adverse effect on our revenue, gross margin and profitability.

Integration issues are complex, time-consuming and expensive and, without proper planning and implementation, could significantly disrupt our business. The challenges involved in integration include:

•	combining product offerings and entering into new markets in which we are not experienced;

•	convincing customers and distributors that the transaction will not diminish client service standards or business focus, preventing customers and distributors from deferring purchasing decisions or switching to other suppliers (which could result in additional obligations to address customer uncertainty), and coordinating sales, marketing and distribution efforts;

•	consolidating and rationalizing corporate information technology infrastructure, which may include multiple legacy systems from various acquisitions and integrating software code;

•	minimizing the diversion of management attention from ongoing business concerns;

•	persuading employees that business cultures are compatible, maintaining employee morale and retaining key employees, integrating employees into the Company, correctly estimating employee benefit costs and implementing restructuring programs;

•	coordinating and combining administrative, manufacturing, research and development and other operations, subsidiaries, facilities and relationships with third parties in accordance with local laws and other obligations while maintaining adequate standards, controls and procedures; and

•	achieving savings from supply chain and administration integration.

We evaluate and enter into extraordinary transactions on an ongoing basis. We may not fully realize all of the anticipated benefits of any transaction, and the timeframe for achieving benefits of a transaction may depend partially upon the actions of employees, suppliers or other third parties. In addition, the pricing and other terms of our contracts for extraordinary transactions require us to make estimates and assumptions at the time we enter into these contracts, and, during the course of our due diligence, we may not identify all of the factors necessary to estimate costs accurately. Any increased or unexpected costs, unanticipated delays or failure to achieve contractual obligations could make these agreements less profitable or unprofitable.

Managing extraordinary transactions requires varying levels of management resources, which may divert our attention from other business operations. These extraordinary transactions could result in significant costs and expenses and charges to earnings, including those related to severance pay, early retirement costs, employee benefit costs, asset impairment charges, charges from the elimination of duplicative facilities and contracts, in-process research and development charges, inventory adjustments, assumed litigation and other liabilities, legal, accounting and financial advisory fees, and required payments to executive officers and key employees under retention plans. Moreover, we could incur additional depreciation and amortization expense over the useful lives of certain assets acquired in connection with extraordinary transactions, and, to the extent that the value of goodwill or intangible assets with indefinite lives acquired in connection with an extraordinary transaction becomes impaired, we may be required to incur additional material charges relating to the impairment of those assets. In order to complete an acquisition, we may issue common stock, potentially creating dilution for existing shareholders, or borrow funds, affecting our financial condition and potentially our credit ratings. Any prior or future downgrades in our credit rating associated with an acquisition could adversely affect our ability to borrow and result in more restrictive borrowing terms. In addition, our effective tax rate on an ongoing basis is uncertain, and extraordinary transactions could impact our effective tax rate. We also may experience risks relating to the challenges and costs of closing an extraordinary transaction and the risk that an announced extraordinary transaction may not close. As a result, any completed, pending or future transactions may contribute to financial results that differ from the investment community’s expectations.

System security risks and systems integration issues could disrupt our internal operations or services provided to customers, and any such disruption could adversely affect revenue, increase costs, and harm our reputation and stock price.

Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate confidential information or that of third parties, create system disruptions or cause shutdowns. As a result, we could incur significant expenses in addressing problems created by network security breaches. Moreover, we could lose existing or potential customers, or incur significant expenses in connection with customers’ system failures. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the system. The costs to eliminate or alleviate security problems, viruses and bugs could be significant, and the efforts to address these problems could result in interruptions, delays or cessation of service that could impede sales, manufacturing, distribution or other critical functions.

Portions of our information technology infrastructure also may experience interruptions, delays or cessations of service or produce errors in connection with systems integration or migration work that takes place from time to time. We may not be successful in implementing new systems, and transitioning data and other aspects of the process could be expensive, time consuming, disruptive and resource-intensive. Such disruptions could adversely impact the ability to fulfill orders and interrupt other processes. Delayed sales, lower margins or lost customers resulting from these disruptions could adversely affect financial results, stock price and reputation.

Our inability to attract, retain and motivate key employees could harm current and future operations.

In order to be successful, we must attract, retain and motivate executives and other key employees, including those in managerial, professional, administrative, technical, sales, marketing and information technology support positions. We also must keep employees focused on our strategies and goals. Hiring and retaining qualified executives, engineers and qualified sales representatives are critical to our future, and competition for experienced employees in these areas can be intense. The failure to hire or loss of key employees could have a significant impact on our operations.

We may not be able to generate sufficient cash flows to fund our operations and make adequate capital investments.

Our cash flows from operations depend primarily on sales and service margins. To develop new product and service technologies, support future growth, achieve operating efficiencies and maintain product quality, we must make significant capital investments in manufacturing technology, facilities and capital equipment, research and development, and product and service technology. In addition to cash provided from operations, we have from time to time utilized external sources of financing. Depending upon general market conditions or other factors, we may not be able to generate sufficient cash flows to fund our operations and make adequate capital investments. In addition, due to the recent economic downturn there has been a tightening of the credit markets, which may limit our ability to obtain alternative sources of cash to fund our operations.

New product developments may be unsuccessful.

We are constantly looking to develop new products and services that complement or leverage the underlying design or process technology of our traditional product and service offerings. We make significant investments in product and service technologies and anticipate expending significant resources for new product development over the next several years. There can be no assurance that our product development efforts will be successful, that we will be able to cost effectively manufacture these new products, that we will be able to successfully market these products or that margins generated from sales of these products will recover costs of development efforts.

An adverse determination that our products or manufacturing processes infringe the intellectual property rights of others could have a materially adverse effect on our business, operating results or financial condition.

As is common in any high technology industry, others have asserted from time to time, and may also do so in the future, that our products or manufacturing processes infringe their intellectual property rights. A court determination that our products or manufacturing processes infringe the intellectual property rights of others could result in significant liability and/or require us to make material changes to our products and/or manufacturing processes. We are unable to predict the outcome of assertions of infringement made against us. Any of the foregoing could have a materially adverse effect on our business, operating results or financial condition.

Anti-takeover provisions could make it more difficult for a third party to acquire us.

Certain provisions of our charter documents, including provisions limiting the ability of shareholders to raise matters at a meeting of shareholders without giving advance notice and permitting cumulative voting, may make it more difficult for a third party to gain control of our Board of Directors and may have the effect of delaying or preventing changes in our control or management. This could have an adverse effect on the market price of our common stock. Additionally, Ohio corporate law provides that certain notice and informational filings and special shareholder meeting and voting procedures must be followed prior to consummation of a proposed “control share acquisition,” as defined in the Ohio Revised Code. Assuming compliance with the prescribed notice and information filings, a proposed control share acquisition may be made only if, at a special meeting of shareholders, the acquisition is approved by both a majority of our voting power represented at the meeting and a majority of the voting power remaining after excluding the combined voting power of the “interested shares,” as defined in the Ohio Revised Code. The application of these provisions of the Ohio Revised Code also could have the effect of delaying or preventing a change of control.

Any SEC investigation and Department of Justice investigation could result in substantial costs to defend enforcement or other related actions that could have a materially adverse effect on our business, operating results or financial condition.

We have incurred substantial expenses for legal and accounting services due to the SEC and the U.S. Department of Justice (DOJ) investigations. We could incur substantial additional costs to defend and resolve litigation or other governmental investigations or proceedings arising out of, or related to, the completed investigations. In addition, we could be exposed to enforcement or other actions with respect to these matters by the SEC’s Division of Enforcement or the DOJ.

In addition, these activities have diverted the attention of management from the conduct of our business. The diversion of resources to address issues arising out of the investigations may harm our business, operating results and financial condition in the future.

Our ability to maintain effective internal control over financial reporting may be insufficient to allow us to accurately report our financial results or prevent fraud, and this could cause our financial statements to become materially misleading and adversely affect the trading price of our common stock.

We require effective internal control over financial reporting in order to provide reasonable assurance with respect to our financial reports and to effectively prevent fraud. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we cannot provide reasonable assurance with respect to our financial statements and effectively prevent fraud, our financial statements could become materially misleading which could adversely affect the trading price of our common stock.

Management determined that, in certain instances, misapplication of accounting principles generally accepted in the United States (US GAAP) reflected a material weakness in our internal control over financial reporting. Our material weaknesses could harm stockholder and business confidence in our financial reporting, our ability to obtain financing and other aspects of our business. We have enhanced, and continue to enhance, our internal controls in order to remediate the material weaknesses. Implementing new internal controls and testing the internal control framework will require the dedication of additional resources, management time and expense. If we fail to establish and maintain the adequacy of our internal control over financial reporting, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business, financial condition and operating results could be harmed.

Any material weakness or unsuccessful remediation could affect investor confidence in the accuracy and completeness of our financial statements. As a result, our ability to obtain any additional financing, or additional financing on favorable terms, could be materially and adversely affected. This, in turn, could materially and adversely affect our business, financial condition and the market value of our securities and require us to incur additional costs to improve our internal control systems and procedures. In addition, perceptions of the Company among customers, lenders, investors, securities analysts and others could also be adversely affected.

We can give no assurances that the measures we have taken to date, or any future measures we may take, will remediate the material weaknesses identified or that any additional material weaknesses will not arise in the future due to our failure to implement and maintain adequate internal control over financial reporting. In addition, even if we are successful in strengthening our controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or ensure the fair presentation of our financial statements included in our periodic reports filed with the SEC.

Low investment performance by our domestic pension plan assets may require us to increase our pension liability and expense, which may require us to fund a portion of our pension obligations and divert funds from other potential uses.

We sponsor several defined benefit pension plans which cover certain eligible employees. Our pension expense and required contributions to our pension plans are directly affected by the value of plan assets, the projected rate of return on plan assets, the actual rate of return on plan assets and the actuarial assumptions we use to measure the defined benefit pension plan obligations.

Due to the significant market downturn occurring in 2008, the funded status of our pension plans has declined and actual asset returns were below the assumed rate of return used to determine pension expense. If plan assets continue to perform below expectations, future pension expense will increase. Further, as a result of the global economic instability, our pension plan investment portfolio has recently incurred greater volatility.

We establish the discount rate used to determine the present value of the projected and accumulated benefit obligations at the end of each year based upon the available market rates for high quality, fixed income investments. We match the projected cash flows of our pension plans against those generated by high-quality corporate bonds. The yield of the resulting bond portfolio provides a basis for the selected discount rate. An increase in the discount rate would reduce the future pension expense and, conversely, a decrease in the discount rate would increase the future pension expense.

Based on current guidelines, assumptions and estimates, including stock market prices and interest rates, we anticipate that we will make a cash contribution of approximately $12 million to $15 million to our pension plans in 2009. Changes in the current assumptions and estimates could result in a contribution in years beyond 2009 that is greater than the projected 2009 contribution required. We cannot predict whether changing market or economic conditions, regulatory changes or other factors will further increase our pension expenses or funding obligations, diverting funds we would otherwise apply to other uses.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

The Company’s corporate offices are located in North Canton, Ohio. The Company owns manufacturing facilities in Canton, Ohio, Lynchburg, Virginia, and Lexington, North Carolina. The Company also has manufacturing facilities in Belgium, Brazil, China, Hungary and India. The Company has selling, service and administrative offices in the following locations: throughout the United States, and in Australia, Austria, Barbados, Belgium, Belize, Brazil, Canada, Chile, China, Colombia, Costa Rica, Czech Republic, Dominican Republic, Ecuador, El Salvador, France, Greece, Guatemala, Haiti, Honduras, Hong Kong, Hungary, India, Indonesia, Italy, Malaysia, Mexico, Namibia, Netherlands, New Zealand, Nicaragua, Panama, Paraguay, Peru, Philippines, Portugal, Poland, Romania, Russia, Singapore, Slovakia, South Africa, Spain, Switzerland, Taiwan, Thailand, Turkey, the United Arab Emirates, the United Kingdom, Uruguay, Venezuela and Vietnam. The Company leases a majority of the selling, service and administrative offices under operating lease agreements.

The Company considers that its properties are generally in good condition, are well maintained, and are generally suitable and adequate to carry on the Company’s business.

ITEM 3: LEGAL PROCEEDINGS

At December 31, 2008, the Company was a party to several lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the Company’s Consolidated Financial Statements would not be materially affected by the outcome of any present legal proceedings, commitments, or asserted claims.

In addition to the routine legal proceedings noted above, the Company has been served with various lawsuits, filed against it and certain current and former officers and directors, by shareholders and participants in the Company’s 401(k) savings plan, alleging violations of the federal securities laws and breaches of fiduciary duties with respect to the 401(k) plan. These complaints seek compensatory damages in unspecified amounts, fees and expenses related to such lawsuits and the granting of extraordinary equitable and/or injunctive relief. For each of these lawsuits, the date each complaint was filed, the name of the plaintiff and the federal court in which such lawsuit is pending are as follows:

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

The Company, including certain of its subsidiaries, filed a lawsuit on May 30, 2008 (Premier Election Solutions, Inc., et al. v. Board of Elections of Cuyahoga County, et al., Case No. 08-CV-05-7841, (Franklin Cty. Ct Common Pleas)) against the Board of Elections of Cuyahoga County, Ohio, the Board of County Commissioners of Cuyahoga County, Ohio, (collectively, the County), and Ohio Secretary of State Jennifer Brunner (Secretary) regarding several Ohio contracts under which the Company provided voting equipment and related services to the State of Ohio and a number of its counties. The lawsuit was precipitated by the County’s threats to sue the Company for unspecified damages. The complaint seeks a declaration that the Company met its contractual obligations. In response, on July 15, 2008, the County filed an answer and counterclaim alleging that the voting system was defective and seeking declaratory relief and unspecified damages under several theories of recovery. In addition, the County is trying to pierce the Company’s “corporate veil” and hold Diebold, Incorporated directly liable for acts and omission alleged to have been committed by its subsidiaries (even though Diebold, Incorporated is not a party of the contracts.) The Secretary has also filed an answer and counterclaim seeking declaratory relief and unspecified damages under several theories of recovery. The Butler County Board of Elections has joined in, and incorporated by reference, the Secretary’s counterclaim. The Company has not yet responded to the counterclaims.

The Company has filed motions to dismiss and for more definite statement of the counterclaims. The motions are fully briefed and are awaiting a decision by the court. The Secretary has also added ten Ohio counties as additional defendants, claiming that those counties also experienced problems with the voting systems, but many of those counties have moved for dismissal.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting of shareholders was held November 12, 2008. At the meeting, the following actions were taken:

1. The ten nominees for director were elected by the following votes:

	For	Withheld
Louis V. Bockius III	53,622,656	6,445,112
Phillip R. Cox	46,543,977	13,523,791
Richard L. Crandall	53,912,122	6,155,646
Gale S. Fitzgerald	47,262,269	12,805,499
Phillip B. Lassiter	45,502,168	14,565,600
John N. Lauer	45,441,405	14,626,363
Eric J. Roorda	53,897,386	6,170,382
Thomas W. Swidarski	58,640,517	1,427,251
Henry D.G. Wallace	52,120,361	7,947,407
Alan J. Weber	53,887,143	6,180,625

2. Ratification of appointment of KPMG as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008 was approved by the following vote:

For	Against	Abstained
57,394,762	2,466,490	206,516

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common shares of the Company are listed on the New York Stock Exchange with a symbol of DBD. The price ranges of common shares of the Company for the periods indicated below are as follows:

	2008		2007		2006
	High	Low	High	Low	High	Low
1st Quarter	$39.30	$23.07	$48.42	$42.50	$43.84	$36.40
2nd Quarter	40.44	35.44	52.70	47.25	46.35	39.15
3rd Quarter	39.81	30.60	54.50	42.49	44.90	36.93
4th Quarter	34.47	22.50	45.90	28.32	47.13	41.41
Full Year	$40.44	$22.50	$54.50	$28.32	$47.13	$36.40

There were approximately 75,397 shareholders at December 31, 2008, which includes an estimated number of shareholders who have shares held in their accounts by banks, brokers, and trustees for benefit plans and the agent for the dividend reinvestment plan.

On the basis of amounts paid and declared, the annualized quarterly dividends per share were $1.00, $0.94 and $0.86 in 2008, 2007 and 2006, respectively.

Information concerning the Company’s share repurchases made during the fourth quarter of 2008:

			Total Number of	Maximum Number of
	Total Number		Shares Purchased as	Shares that May Yet
	of Shares	Average Price	Part of Publicly	Be Purchased Under
Period	Purchased(1)	Paid Per Share	Announced Plans	the Plans(2)
October	3,194	$33.34	—	2,926,500
November	—	—	—	2,926,500
December	—	—	—	2,926,500

Total	3,194	$33.34	—	2,926,500

(1)	Includes 3,194 shares surrendered or deemed surrendered to the Company in connection with the Company’s stock-based compensation plans.

(2)	The total number of shares repurchased as part of the publicly announced share repurchase plan was 9,073,500 as of December 31, 2008. The plan was approved by the Board of Directors in April 1997 and authorized the repurchase of up to two million shares. The plan was amended in June 2004 to authorize the repurchase of an additional two million shares, and was further amended in August and December 2005 to authorize the repurchase of an additional six million shares. On February 14, 2007, the Board of Directors approved an increase in the Company’s share repurchase program by authorizing the repurchase of up to an additional two million of the Company’s outstanding common shares. The plan has no expiration date.

PERFORMANCE GRAPH

Set forth below is a line graph comparing the yearly percentage change in the cumulative shareholder return, which includes the reinvestment of cash dividends, of the Company’s common shares with the cumulative total return of (i) the S&P 500 index, (ii) the S&P Midcap 400 index, and (iii) a Custom Composite Index (28 stocks) made up of companies selected by the Company based on similarity to the Company’s line of business and similar market capitalization. The comparison covers the five-year period starting December 31, 2003 and ended December 31, 2008. The comparisons in this graph are required by rules promulgated by the SEC and are not intended to forecast future performance of the Company’s common shares.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Diebold, Inc., The S&P 500 Index,
The S&P Midcap 400 Index And A Custom Composite Index (28 Stocks)

*	$100 invested on 12/31/03 in stock & index-including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

As of December 31, 2008, the Custom Composite Index included 28 stocks as follows: Affiliated Computer Services Inc.; Ametek Inc.; Benchmark Electronics Inc.; Cooper Industries Limited; Corning Inc.; Crane Company; Deluxe Corp.; Donaldson Company Inc.; Dover Corp.; Fiserv Inc.; FMC Technologies Inc.; Harris Corp.; Hubbell Inc.; International Game Technology; Lennox International Inc.; Mettler Toledo International Inc.; NCR Corp.; Pall Corp.; Perkinelmer Inc.; Pitney-Bowes Inc.; Rockwell Automation Inc.; Rockwell Collins Inc.; Sauer Danfoss Inc.; Teleflex Inc.; Thermo Fisher Scientific Inc.; Thomas & Betts Corp.; Unisys Corp.; and Varian Medical Systems Inc.

ITEM 6: SELECTED FINANCIAL DATA

The following table should be read in conjunction with “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II — Item 8 — Financial Statements and Supplementary Data.”

	Year ended December 31,
	2008	2007	2006	2005	2004(1)
	(In millions, except per share data)
Results of operations
Net sales	$3,170	$2,947	$2,921	$2,569	$2,388
Cost of sales	2,375	2,265	2,186	1,919	1,715

Gross profit	795	682	735	650	673

Income from continuing operations, net of tax	102	45	109	95	177
(Loss) income from discontinued operations, net of tax	(13)	(5)	(4)	7	2

Net Income	$89	$40	$105	$102	$179

Basic earnings per common share:
Income from continuing operations	$1.54	$0.68	$1.63	$1.34	$2.46
(Loss) income from discontinued operations	(0.20)	(0.08)	(0.06)	0.11	0.03

Net Income	$1.34	$0.60	$1.57	$1.45	$2.49

Diluted earnings per common share:
Income from continuing operations	$1.52	$0.67	$1.62	$1.33	$2.43
(Loss) income from discontinued operations	(0.19)	(0.08)	(0.07)	0.10	0.03

Net Income	$1.33	$0.59	$1.55	$1.43	$2.46

Number of weighted-average shares outstanding
Basic shares	66	66	67	71	72
Diluted shares	66	67	67	71	73
Dividends
Common dividends paid	$67	$62	$58	$58	$54
Common dividends paid per share	$1.00	$0.94	$0.86	$0.82	$0.74
Consolidated balance sheet data
(as of period end)
Current assets	$1,614	$1,594	$1,658	$1,528	$1,291
Current liabilities	735	701	746	728	853
Net working capital	879	893	912	800	438
Property, plant and equipment, net	204	220	208	226	219
Total long-term liabilities	856	779	816	568	140
Total assets	2,538	2,595	2,560	2,341	2,119
Shareholders’ equity	947	1,115	998	1,045	1,126

(1)	The data for the year ended December 31, 2004 is derived from unaudited financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of December 31, 2008
(Unaudited)
(in thousands, except per share amounts)

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The MD&A is provided as a supplement and should be read in conjunction with the Consolidated Financial Statements and accompanying Notes that appear elsewhere in this annual report.

Introduction

Diebold, Incorporated is a global leader in providing integrated self-service delivery and security systems and services to the financial, retail, commercial and government markets. Founded in 1859, and celebrating 150 years of innovation in 2009, the Company today has more than 16,000 employees with representation in nearly 90 countries worldwide.

During the past three years, the Company’s management continued to execute against its strategic roadmap developed in 2006 to strengthen operations and build a strong foundation for future success in its two core lines of business: financial self-service and security solutions. This roadmap was built around five key priorities: increase customer loyalty; improve quality; strengthen the supply chain; enhance communications and teamwork; and rebuild profitability. In 2008, the Company met or exceeded its targets within each of these priorities through a number of operational and supply chain initiatives designed to increase customer satisfaction, improve productivity, streamline processes, enhance efficiency and decrease costs. As a result, in 2008, income from continuing operations was $101,537 or $1.52 per share, up 126 percent and 127 percent, respectively, from 2007. Total revenue in 2008 was $3,170,080 up 8 percent from 2007.

In connection with the Company’s filing of the restated financial statements, the Company incurred significant legal, audit and consultation fees during 2007 and 2008. In addition, the Company incurred advisory fees in 2008 as a result of the withdrawal of the unsolicited takeover bid from United Technologies Corp.

Looking ahead to 2009, management has positioned the Company well to withstand the challenges of a very difficult global economy. The turmoil in the financial industry, in particular, may take some time to subside, but the Company is in a unique position to deliver value to its customers by enabling them to reduce costs and improve efficiency. Based on its solid performance in 2008, the Company believes demand for financial self-service solutions remains relatively stable. However, demand in the security business is being affected by weak new bank branch construction and retail store openings in the United States. Also, the Company will focus on remediation of its material weaknesses in its internal controls. Management estimates the total cost for remediation efforts to be approximately $3,000, which includes $2,400 of consultation fees and $600 of internal costs, including software purchases.

Vision and strategy

The Company’s vision is, “To be recognized as the essential partner in creating and implementing ideas that optimize convenience, efficiency and security.” This vision is the guiding principle behind the Company’s transformation of becoming a more services-oriented Company. Today, service comprises more than 50 percent of the Company’s revenue, and the Company expects that this percentage will grow over time as the Company’s integrated services business continues to gain traction in the marketplace. For example, financial institutions are eager to reduce costs and optimize management and productivity of their ATM channels — and they are increasingly exploring outsourced solutions. The Company remains uniquely positioned to provide the infrastructure necessary to manage all aspects of an ATM network — hardware, software, maintenance, transaction processing, patch management and cash management — through its integrated product and services offerings.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of December 31, 2008 (Continued)
(Unaudited)
(in thousands, except per share amounts)

Another area of focus within the financial self-service business is broadening the Company’s deposit automation solutions set, including check imaging, envelope-free currency acceptance, teller automation, payment and document imaging solutions. For example, check imaging is not only a regulatory compliance imperative for financial institutions but a significant potential driver of cost-savings. The Company’s ImageWay® check-imaging solution fulfills an industry-wide demand for cutting-edge technologies that enhance efficiencies. In 2008, the Company solidified its competitive position in deposit automation technology with an increase in shipments of deposit automation solutions by more than 50 percent from 2007 and expanded its solutions set with the launch of a bulk check deposit capability. And in 2009, a new bulk cash acceptor will be rolled out later in the year.

Within the security business, the Company is diversifying by expanding and enhancing service offerings in its financial, government, commercial and retail markets. A critical area of focus is bringing thought leadership to customers while becoming a long-term business partner in the key growth areas of internet protocol security solutions, credential management, enterprise security integration and expanded integrated solutions. One new customer relationship that characterizes the progress made in 2008 is the United States Postal Service’s selection of the Company to implement a multi-site, technologically-advanced security program. This relationship underscores the Company’s commitment to elevate its presence and security integration capabilities beyond the financial market, opening up new avenues of opportunity. For example, the Company is in the early phases of introducing an energy management solution that can control and monitor heating, ventilation, air conditioning and lighting for its customers. This is another value-added service that can help relieve customers of the every-day challenges in managing their facilities while also reducing their costs and increasing environmental efficiency.

The focus during 2009 will be to continue to enhance and diversify the Company’s offerings, realize synergies where sensible and make prudent decisions — taking swift action wherever necessary to capture profitable growth opportunities.

The Company continues to face a variety of challenges and opportunities in responding to customer needs within the election systems market. While the company fully supports the subsidiary, Premier Election Solutions, it continues to pursue strategic alternatives to ownership of the subsidiary.

Cost savings initiatives

In 2006, the Company launched the SmartBusiness (SB) 100 initiative to deliver $100,000 in cost savings by the end of 2008. This key milestone was achieved in November 2008 with significant progress made in areas such as rationalization of product development, streamlining procurement, realigning the Company’s manufacturing footprint and improving logistics.

In September 2008, the Company announced a new goal to achieve an additional $100,000 in cost savings called SB 200 with a goal of eliminating $70,000 by the middle of 2010 and the remainder to be eliminated by the end of 2011. More specifically, as part of cost saving initiatives, during 2008, the Company transitioned from four global Opteva manufacturing plants to two based in China and Hungary, further reduced redundancy and waste across the supply chain, rationalized its U.S. warehouse network from 89 down to three major distribution centers, and initiated a product optimization and simplification program. In addition, the Company exited unprofitable business segments in Japan and Europe as well as reduced its global workforce by more than 800 full-time positions.

The Company is committed to making the strategic decisions that not only streamline operations, but also enhance its ability to serve its customers. The Company remains confident in the ability to continue to execute on cost-reduction initiatives, delivering solutions that help improve customers’ businesses and creating shareholder value.

The Company incurred significant restructuring charges in 2008 and 2007 related to severance and reorganization costs from the previously announced reduction in the Company’s global workforce. In addition, during the fourth quarter of 2008, the Company decided to discontinue its enterprise security operations in the Europe, Middle East and Africa (EMEA) region. As a

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of December 31, 2008 (Continued)
(Unaudited)
(in thousands, except per share amounts)

result, the Company recorded an impairment charge of $16,658 related to previously recorded goodwill and certain intangible assets. In addition, the Company incurred severance expenses and other charges incidental to the closure of $1,734 in 2008. These charges, along with the results of operations of this enterprise security business, are included in loss from discontinued operations, net of tax, in the Company’s Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006. The Company anticipates incurring additional charges associated with this closure of approximately $2,200 during 2009.

The following discussion of the Company’s financial condition and results of operations provide information that will assist in understanding the financial statements and the changes in certain key items in those financial statements.

The business drivers of the Company’s future performance include several factors that include, but are not limited to:

•	timing of a self-service upgrade and/or replacement cycle in mature markets such as the United States;

•	high levels of deployment growth for new self-service products in emerging markets, such as Asia Pacific;

•	demand for new service offerings, including outsourcing or operating a network of ATMs; and

•	demand beyond expectations for security products and services for the financial, retail and government sectors.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of December 31, 2008 (Continued)
(Unaudited)
(in thousands, except per share amounts)

The table below presents the changes in comparative financial data for the years ended December 31, 2008, 2007 and 2006. Comments on significant year-to-year fluctuations follow the table. The following discussion should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes that appear elsewhere in this annual report.

	Year ended December 31,
	2008			2007			2006
		% of	%		% of	%		% of
	Dollars	Net Sales	Change	Dollars	Net Sales	Change	Dollars	Net Sales
	(In thousands, except percentages)
Net sales
Products	$1,562,948	49.3	9.3	$1,429,646	48.5	(4.8)	$1,500,998	51.4
Services	1,607,132	50.7	5.9	1,517,835	51.5	6.9	1,419,976	48.6

	3,170,080	100.0	7.6	2,947,481	100.0	0.9	2,920,974	100.0

Cost of sales
Products	1,145,225	36.1	7.0	1,070,286	36.3	1.2	1,057,375	36.2
Services	1,230,239	38.8	2.9	1,195,286	40.6	5.9	1,128,428	38.6

	2,375,464	74.9	4.9	2,265,572	76.9	3.6	2,185,803	74.8

Gross profit	794,616	25.1	16.5	681,909	23.1	(7.2)	735,171	25.2
Selling and administrative expenses	534,486	16.9	15.4	463,354	15.7	1.3	457,267	15.7
Research, development and engineering expense	79,070	2.5	6.9	73,950	2.5	3.2	71,625	2.5
Impairment of assets	4,376	0.1	(90.6)	46,319	1.6	139.5	19,337	0.7
Loss (gain) on sale of assets, net	403	0.0	(106.3)	(6,392)	(0.2)	(2,048.8)	328	0.0

	618,335	19.5	7.1	577,231	19.6	5.2	548,557	18.8
Operating profit	176,281	5.6	68.4	104,678	3.6	(43.9)	186,614	6.4
Other expense, net	(28,906)	(0.9)	85.6	(15,575)	(0.5)	(15.0)	(18,324)	(0.6)
Minority interest	(8,413)	(0.3)	0.6	(8,365)	(0.3)	29.6	(6,452)	(0.2)

Income from continuing operations before taxes	138,962	4.4	72.1	80,738	2.7	(50.1)	161,838	5.5
Taxes on income	37,425	1.2	4.5	35,797	1.2	(32.4)	52,916	1.8

Income from continuing operations	101,537	3.2	125.9	44,941	1.5	(58.7)	108,922	3.7
Loss from discontinued operations — net of tax	(12,954)	(0.4)	139.9	(5,400)	(0.2)	23.6	(4,370)	(0.1)

Net income	$88,583	2.8	124.0	$39,541	1.3	(62.2)	$104,552	3.6

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of December 31, 2008 (Continued)
(Unaudited)
(in thousands, except per share amounts)

RESULTS OF OPERATIONS

2008 Comparison with 2007

Net Sales

The following table represents information regarding our net sales for the years ended December 31, 2008 and 2007:

	Year ended
	December 31,
	2008	2007	$ Change	% Change
Net sales	$3,170,080	$2,947,481	$222,599	7.6

The increase in net sales included a net positive currency impact of approximately $48,205. Financial self-service revenue in 2008 increased by $169,456 or 8.2 percent over 2007. Within the geographic areas, there was particularly strong growth in the Americas of $125,051 and Asia Pacific of $68,226. The increase in the Americas was due to higher revenue in Brazil of $90,300 in relation to several large orders as well as positive currency impact of 8.7 percent. The Asia Pacific increase was due to higher volume, with approximately two-thirds of the total growth coming from China and with additional contributions from India and Thailand. Security solutions revenue decreased by $37,262 or 4.6 percent for 2008. Weakness in the banking segment accounted for much of the year-over-year decrease. In addition, security revenue was impacted by reduced spending by major customers in the retail market. However, the government and commercial security business, in total, was up slightly for the year. Election systems/lottery net sales of $154,108 increased by $90,405 or 141.9 percent compared to 2007. The year-over-year increase was related to increases in voting equipment revenue of $90,670, with Brazil accounting for two-thirds of the growth. The Brazilian lottery systems revenue of $4,308 was down $265 from 2007.

Gross Profit

The following table represents information regarding our gross profit for the years ended December 31, 2008 and 2007:

	Year ended December 31,		$ Change/
	2008	2007	% Point Change	% Change
Gross profit	$794,616	$681,909	$112,707	16.5
Gross profit margin	25.1%	23.1%	2.0

Product gross margin was 26.7 percent in 2008 compared to 25.1 percent in 2007. Product gross margin was adversely impacted by $15,982 of restructuring charges in 2008 and $27,349 in 2007. The 2007 restructuring charges were primarily related to the closure of the manufacturing plant in Cassis, France. In addition, product gross margin for 2008 was positively affected by the Brazilian election systems business and increased profitability in the U.S. election systems business, despite an inventory write down of $12,969 in 2008 compared to $3,713 in 2007. Benefits realized from cost savings initiatives were partially offset by unfavorable sales mix within North America, higher steel and commodity costs, and price erosion in certain international markets. Service gross margin for 2008 was 23.5 percent compared with 21.3 percent for 2007. Service gross margin was adversely affected by $9,663 of restructuring charges in 2008 and $1,319 in 2007. The increase in service gross margin reflects savings from our cost savings initiatives, productivity and efficiency gains, and improved product quality. These gains came despite significant year-over-year increases in fuel costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of December 31, 2008 (Continued)
(Unaudited)
(in thousands, except per share amounts)

Operating Expenses

The following table represents information regarding our operating expenses for the years ended December 31, 2008 and 2007:

	Year ended December 31,
	2008	2007	$ Change	% Change
Selling and administrative expense	$534,486	$463,354	$71,132	15.4
Research, development, and engineering expense	79,070	73,950	5,120	6.9
Impairment of assets	4,376	46,319	(41,943)	(90.6)
Loss (gain) on sale of assets, net	403	(6,392)	6,795	(106.3)

Total operating expenses	$618,335	$577,231	$41,104	7.1

Selling and administrative expense was adversely impacted by $11,780 of restructuring charges in 2008 compared to $1,299 of restructuring charges in 2007. In addition, selling and administrative expenses were adversely affected by non-routine expenses of $45,145 in 2008 and $7,288 in 2007. These non-routine expenses consisted of legal, audit and consultation fees, primarily related to the internal review of other accounting items, restatement of financial statements and the ongoing SEC and DOJ investigations and related advisory fees. Included in the non-routine expenses for 2008 was a $13,500 fee owed to financial advisor Goldman Sachs as a result of the withdrawal of the unsolicited takeover bid from United Technologies Corp. Selling and administrative expense in 2008 was also unfavorably impacted by a weakening of the U.S. dollar. Finally, in 2007, the Company reduced the reserve for the election systems trade receivable mainly related to two counties in California by $10,090, due to payments received. Research, development and engineering expense for both 2008 and 2007 were 2.5 percent of net sales. Restructuring charges of $63 were included in research, development and engineering expense for 2007 as compared to $3,712 of restructuring charges in 2008 related to product development rationalization. The Company incurred a charge of $4,376 for the impairment of intangible assets related to the 2004 acquisition of TFE Technology Holdings, a maintenance provider of network and hardware service solutions to federal and state government agencies and commercial firms. The impairment of assets in 2007 was a non-cash charge of $46,319 related to the goodwill impairment for PESI. The gain on sale of assets for 2007 of $6,392 was related to the sale of the Company’s manufacturing facility in Cassis, France, of which $6,438 was associated with the Company’s restructuring initiatives. Restructuring charges of $435 were included in the loss/(gain) on sale of assets in 2008.

Operating Profit

The following table represents information regarding our operating profit for the years ended December 31, 2008 and 2007:

	Year ended December 31,		$ Change/
	2008	2007	% Point Change	% Change
Operating profit	$176,281	$104,678	$71,603	68.4
Operating profit margin	5.6%	3.6%	2.0

The increase in operating profit resulted from the Brazilian election systems business, higher revenue and profitability in the U.S. and international service markets, and lower expense related to the goodwill impairment for PESI of $46,319 in 2007. This was partially offset by the increase in non-routine expenses as well as higher restructuring charges.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of December 31, 2008 (Continued)
(Unaudited)
(in thousands, except per share amounts)

Other Income (Expense) and Minority Interest

The following table represents information regarding our other income (expense) and minority interest for the years ended December 31, 2008 and 2007:

	Year ended December 31,		$ Change/
	2008	2007	% Point Change	% Change
Investment income	$25,228	$22,489	$2,739	12.2
Interest expense	(45,247)	(42,200)	(3,047)	7.2
Miscellaneous, net	(8,887)	4,136	(13,023)	(314.9)

Other income (expense)	$(28,906)	$(15,575)	$(13,331)	85.6

Percentage of net sales	(0.9)	(0.5)	(0.4)
Minority interest	$(8,413)	$(8,365)	$(48)	0.6

The change in miscellaneous income/(expense) between years was due to moving from a foreign exchange gain in 2007 of $1,587 to a foreign exchange loss in 2008 of $9,341.

Income from Continuing Operations

The following table represents information regarding our income from continuing operations for the years ended December 31, 2008 and 2007:

	Year ended December 31,		$ Change/
	2008	2007	% Point Change	% Change
Income from continuing operations	$101,537	$44,941	$56,596	125.9
Percent of net sales	3.2	1.5	1.7
Effective tax rate	26.9%	44.3%	(17.4)

The increase in income from continuing operations was related to the Brazilian election systems business, lower expense related to the impairment of assets, and a more favorable tax rate. This was partially offset by an unfavorable change in foreign exchange gain/(loss) between years within other income (expense). The decrease in the 2008 effective tax rate is attributable to an increase in foreign earnings in jurisdictions with lower effective tax rates. Additionally, in 2007, the Company had a significant goodwill impairment that negatively impacted the 2007 effective tax rate by 20 percent.

Loss from Discontinued Operations

The following table represents information regarding our loss from discontinued operations for the years ended December 31, 2008 and 2007:

	Year ended December 31,		$ Change/
	2008	2007	% Point Change	% Change
Loss from discontinued operations, net of tax	$(12,954)	$(5,400)	$(7,554)	139.9
Percent of net sales	(0.4)	(0.2)	(0.2)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of December 31, 2008 (Continued)
(Unaudited)
(in thousands, except per share amounts)

Discontinued operations in the EMEA based enterprise security business negatively impacted net income. This business was not achieving an acceptable level of profitability and therefore, the operations were closed entirely. Included in the 2008 discontinued operations was a non-cash pre-tax asset impairment charge of $16,658.

Net Income

The following table represents information regarding our net income for the years ended December 31, 2008 and 2007:

	Year ended December 31,		$ Change/
	2008	2007	% Point Change	% Change
Net income	$88,583	$39,541	$49,042	124.0
Percent of net sales	2.8	1.3	1.5

Based on the results from continuing and discontinued operations discussed above, the Company reported net income of $88,583 and $39,541 for the years ended December 31, 2008 and 2007.

Segment Revenue and Operating Profit Summary

DNA net sales of $1,535,989 for 2008 decreased $7,066 or 0.5 percent from 2007 net sales of $1,543,055. The decrease in DNA net sales was due to decreased revenue from the security solutions product and service offerings. DI net sales of $1,479,983 for 2008 increased by $139,260 or 10.4 percent over 2007 net sales of $1,340,723. The increase in DI net sales was due to revenue growth across most international markets, led by growth of $90,300 in Brazil and $62,714 in Asia Pacific. ES & Other net sales of $154,108 for 2008 increased $90,405 or 141.9 percent over 2007 net sales of $63,703. The increase was due to higher Brazilian voting revenue of $61,560 and U.S.-based election systems revenue of $29,110. Revenue from lottery systems was $4,308 for 2008, a decrease of $265 over 2007.

DNA operating profit for 2008 decreased by $26,054 or 23.1 percent compared to 2007. Operating profit was unfavorably affected by higher non-routine expenses, workforce optimization restructuring charges, and increased commodity costs. This was partially offset by higher service profitability and the Company’s ongoing cost reduction efforts. DI operating profit for 2008 increased by $32,727 or 62.2 percent compared to 2007. The increase was due to higher volume in Brazil and China as a result of several large orders. Operating profit for ES & Other increased by $64,930, moving from an operating loss of $60,890 in 2007 to an operating profit of $4,040 in 2008. The increase resulted from the goodwill impairment for PESI of $46,319, which occurred in 2007, and higher revenue in the Brazilian election systems business in 2008. In 2007, the Company reduced the reserve for the election systems trade receivable related to two counties in California by $10,090, primarily due to payments received.

Refer to Note 19 to the Consolidated Financial Statements for further details of segment revenue and operating profit.

2007 Comparison with 2006

Net Sales

The following table represents information regarding our net sales for the years ended December 31, 2007 and 2006:

	Year ended
	December 31,
	2007	2006	$ Change	% Change
Net sales	$2,947,481	$2,920,974	$26,507	0.9

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of December 31, 2008 (Continued)
(Unaudited)
(in thousands, except per share amounts)

The increase in net sales included a net positive currency impact of approximately $98,589. Financial self-service revenue in 2007 increased by $132,486 or 6.8 percent over 2006, due to solid growth in the international market segments and a weakening of the U.S. dollar, which accounted for 4.6 percent of the growth. Security solutions revenue increased by $63,609 or 8.5 percent for 2007. Election systems/lottery net sales of $63,703 decreased by $169,588 or 72.7 percent compared to 2006. The year-over-year decline was related to decreases in both voting equipment revenue of $137,723 and decreased Brazilian lottery systems revenue of $31,865.

Gross Profit

The following table represents information regarding our gross profit for the years ended December 31, 2007 and 2006:

	Year ended December 31,		$ Change/
	2007	2006	% Point Change	% Change
Gross profit	$681,909	$735,171	$(53,262)	(7.2)
Gross profit margin	23.1%	25.2%	(2.1)

Product gross margin was 25.1 percent in 2007 compared to 29.6 percent in 2006. Product gross margin was adversely impacted by $27,349 of restructuring charges in 2007 compared to $3,299 of restructuring charges in 2006. The 2007 restructuring charges were primarily related to the closure of the manufacturing plant in Cassis, France. In addition, product gross margin was adversely affected by lower election systems/lottery revenue and decreased profitability in the U.S. election systems business in 2007 compared to 2006 which included an inventory write down of $3,713 in 2007. Service gross margin for 2007 was 21.3 percent compared with 20.5 percent for 2006. The increase in service gross margin was due to higher revenue and profitability in DNA, which was partly attributable to a decrease in restructuring charges of $2,640 from 2006 to 2007.

Operating Expenses

The following table represents information regarding our operating expenses for the years ended December 31, 2007 and 2006:

	Year ended December 31,
	2007	2006	$ Change	% Change
Selling and administrative expense	$463,354	$457,267	$6,087	1.3
Research, development, and engineering expense	73,950	71,625	2,325	3.2
Impairment of assets	46,319	19,337	26,982	139.5
(Gain) loss on sale of assets, net	(6,392)	328	(6,720)	N/M

Total operating expenses	$577,231	$548,557	$28,674	5.2

Selling and administrative expense for 2007 was 15.7 percent of net sales, flat from 15.7 percent for 2006. Selling and administrative expense included $1,299 of restructuring charges in 2007 compared to $14,866 of restructuring charges in 2006 associated with the termination of the information technology outsourcing agreement, realignment of global service, and relocation of the Company’s European headquarters. In addition, non-routine expenses of $7,288, which consisted of legal, audit and consultation fees related to the internal review of other accounting items, restatement of financial statements and the ongoing SEC and DOJ investigations and related advisory fees, adversely impacted 2007 compared with $791 of similar expenses

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of December 31, 2008 (Continued)
(Unaudited)
(in thousands, except per share amounts)

for 2006. Selling and administrative expense in 2007 was also unfavorably impacted by a weakening of the U.S. dollar and incremental spend related to acquisitions. In 2007, the Company reduced the reserve for the election systems trade receivable related to two counties in California by approximately $10,090 due to payments received. Research, development and engineering expense for 2007 was 2.5 percent of net sales as compared to 2.5 percent in 2006. Restructuring charges of $63 were included in research, development and engineering expense for 2007 as compared to $4,950 of restructuring charges in 2006 related to product development rationalization. The impairment of assets in 2007 was a non-cash charge of $46,319 related to the goodwill impairment for PESI. In 2006, the non-cash charge of $19,337 related to the impairment of a portion of the costs previously capitalized relative to the Company’s enterprise resource planning system implementation. The gain on sale of assets for 2007 of $6,392 was related to the sale of the Company’s manufacturing facility in Cassis, France, of which $6,438 was associated with the Company’s restructuring initiatives.

Operating Profit

The following table represents information regarding our operating profit for the years ended December 31, 2007 and 2006:

	Year ended December 31,		$ Change/
	2007	2006	% Point Change	% Change
Operating profit	$104,678	$186,614	$(81,936)	(43.9)
Operating profit margin	3.6%	6.4%	(2.8)

The decrease in operating profit resulted from lower election systems/lottery revenue, decreased profitability in the U.S. election systems business in 2007 compared to 2006, and higher expense related to the impairment of assets. Additional contributing factors were increased operating expenses resulting from a weakening of the U.S. dollar and incremental spend related to acquisitions. Restructuring charges of $23,592 or 0.8 percent of net sales related to the closure of the manufacturing plant in Cassis, France, adversely affected the operating profit in 2007 compared to $27,074 or 0.9 percent of net sales for in 2006. The 2006 restructuring charges were associated with the consolidation of global research and development and other service consolidations, termination of the information technology outsourcing agreement, relocation of the Company’s European headquarters, realignment of the Company’s global manufacturing operations and product development rationalization. In addition, non-routine expenses as described previously of $7,288 or 0.2 percent of net sales affected the operating profit in 2007 compared to $791 for 2006.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of December 31, 2008 (Continued)
(Unaudited)
(in thousands, except per share amounts)

Other Income (Expense) and Minority Interest

The following table represents information regarding our other income (expense) and minority interest for the years ended December 31, 2007 and 2006:

	Year ended December 31,		$ Change/
	2007	2006	% Point Change	% Change
Investment income	$22,489	$19,069	$3,420	17.9
Interest expense	(42,200)	(35,305)	(6,895)	19.5
Miscellaneous, net	4,136	(2,088)	6,224	(298.1)

Other income (expense)	$(15,575)	$(18,324)	$2,749	(15.0)

Percentage of net sales	(0.5)	(0.6)	0.1
Minority interest	$(8,365)	$(6,452)	$(1,913)	29.6

The increase in interest expense was the result of higher interest rates year-over-year. The change in miscellaneous income / (expense) between years was due to movement from a position of foreign exchange loss in 2006 to a foreign exchange gain in 2007.

Income from Continuing Operations

The following table represents information regarding our income from continuing operations for the years ended December 31, 2007 and 2006:

	Year ended December 31,		$ Change/
	2007	2006	% Point Change	% Change
Income from continuing operations	$44,941	$108,922	$(63,981)	(58.7)
Percent of net sales	1.5	3.7	(2.2)
Effective tax rate	44.3%	32.7%	11.6

The decrease in income from continuing operations was related to lower election systems/lottery revenue, decreased profitability in the U.S. election systems business in 2007 compared to 2006, and higher expense related to the impairment of assets between years. For the reconciliation between the U.S. statutory rate and the Company’s effective tax rate, see Note 4 to the Consolidated Financial Statements.

Loss from Discontinued Operations

The following table represents information regarding our loss from discontinued operations for the years ended December 31, 2007 and 2006:

	Year ended December 31,		$ Change/
	2007	2006	% Point Change	% Change
Loss from discontinued operations, net of tax	$(5,400)	$(4,370)	$(1,030)	23.6
Percent of net sales	(0.2)	(0.1)	(0.1)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of December 31, 2008 (Continued)
(Unaudited)
(in thousands, except per share amounts)

Discontinued operations in the EMEA based enterprise security business negatively impacted net income, moving from a loss of $4,370 net of tax in 2006 to a loss net of tax of $5,400 in 2007. This business was not achieving an acceptable level of profitability and therefore the operations were closed entirely in 2008.

Net Income

The following table represents information regarding our net income for the years ended December 31, 2007 and 2006:

	Year ended December 31,		$ Change/
	2007	2006	% Point Change	% Change
Net income	$39,541	$104,552	$(65,011)	(62.2)
Percent of net sales	1.3	3.6	(2.3)

Based on the results from continuing and discontinued operations discussed above, the Company reported net income of $39,541 and $104,552 for the years ended December 31, 2007 and 2006.

Segment Revenue and Operating Profit Summary

DNA net sales of $1,543,055 for 2007 increased $23,386 or 1.5 percent over 2006 net sales of $1,519,669. The increase in DNA net sales was due to increased revenue from the security solutions product and service offerings. DI net sales of $1,340,723 for 2007 increased by $172,709 or 14.8 percent over 2006 net sales of $1,168,014. The increase in DI net sales was due to revenue growth across all international markets, led by growth of $51,560 in EMEA and $46,910 in Asia Pacific. ES & Other net sales of $63,703 for 2007 decreased $169,588 or 72.7 percent compared to 2006. The decrease was due to decreases in Brazilian voting revenue of $24,728 and U.S.-based election systems revenue of $112,995, as political debates over electronic voting negatively impacted the U.S. election systems business, resulting in decreased sales of election systems products. Revenue from lottery systems was $4,573 for 2007, a decrease of $31,865 over 2006.

DNA operating profit for 2007 decreased by $6,796 or 5.7 percent compared to 2006. The decrease was due to higher operating expenses consisting of incremental spend related to acquisitions as well as higher non-routine expenses associated with the legal, audit and consultation fees for the internal review of other accounting items, restatement of financial statements, and the ongoing SEC and DOJ investigations and related advisory fees. DI operating profit for 2007 increased by $25,974 or 97.6 percent compared to 2006. The increase was due to strong financial self-service revenue growth and increased profitability. The improvement was partially offset by an increase in restructuring charges from 2006 to 2007 of $3,949 and higher non-routine expenses previously mentioned. Operating profit for ES & Other decreased by $101,114, moving from an operating profit of $40,224 in 2006 to an operating loss of $60,890 in 2007. The decrease in ES & Other operating profit resulted from the goodwill impairment for PESI of $46,319 in 2007 and lower revenue associated with the sales of election systems/lottery products and services. In 2007, the Company reduced the reserve for the election systems trade receivable related to two counties in California by approximately $10,090 due to payments received.

Refer to Note 19 to the Consolidated Financial Statements for further details of segment revenue and operating profit.

LIQUIDITY AND CAPITAL RESOURCES

Capital resources are obtained from income retained in the business, borrowings under the Company’s senior notes, committed and uncommitted credit facilities, long-term industrial revenue bonds, and operating and capital leasing arrangements. Refer to Notes 9 and 10 to the Consolidated Financial Statements regarding information on outstanding and available credit

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of December 31, 2008 (Continued)
(Unaudited)
(in thousands, except per share amounts)

facilities, senior notes and bonds. Management expects that the Company’s capital resources will be sufficient to finance planned working capital needs, investments in facilities or equipment, and the purchase of the Company’s shares for at least the next 12 months. Part of the Company’s growth strategy is to pursue strategic acquisitions. The Company has made acquisitions in the past and intends to make acquisitions in the future. The Company intends to finance any future acquisitions with either cash provided from operations, borrowings under available credit facilities, proceeds from debt or equity offerings and/or the issuance of common shares.

The following table summarizes the results of our Consolidated Statement of Cash Flows for the years ended December 31, 2008, 2007 and 2006:

	Year ended December 31,
	2008	2007	2006
Net cash flow provided (used) by:
Operating activities	$284,691	150,260	$232,926
Investing activities	(142,484)	(80,370)	(171,324)
Financing activities	(87,689)	(135,276)	(23,774)
Effect of exchange rate changes on cash and cash equivalents	(19,416)	17,752	5,747

Net increase (decrease) in cash and cash equivalents	$35,102	$(47,634)	$43,575

During 2008, the Company generated $284,691 in cash from operating activities, an increase of $134,431 or 89.5 percent from 2007. Cash flows from operating activities are generated primarily from operating income and controlling the components of working capital. The primary reasons for the increase were the $49,042 increase in net income, a $30,149 increase in accounts payable and a $175,832 net change in certain other assets and liabilities, offset by a lower decrease of $110,316 in trade receivables, a $62,605 increase in inventory and a $41,943 decrease in asset impairments. The change in certain other assets and liabilities was primarily the result of a $16,000 increase in accruals for legal, audit and consultation fees, an $11,100 increase in warranty reserves, a $10,600 increase in restructuring accruals, an $11,976 change in notes receivable collections, net, as well as increases in VAT taxes and freight accruals as a result of increased product revenue and a $70,661 foreign currency translation impact on certain assets and liabilities. The decrease in trade receivables was $10,633 in 2008 compared to $120,949 in 2007 as a result of continued focus on cash collections. However, there were lower fourth quarter sales and accounts receivable levels in 2008 compared to 2007. Days sales outstanding was 45 days at December 31, 2008 compared to 46 days at December 31, 2007. The movement in inventory is largely due to foreign currency translation impact. The Company impaired $4,376 of intangible assets in 2008 continuing operations related to previously acquired customer contracts compared to $46,319 in 2007 related to PESI goodwill.

Net cash used for investing activities was $142,484 in 2008, an increase of $62,114 or 77.3 percent over 2007. The Company had net purchases of investments in 2008 of $53,681 compared to net proceeds from maturities of investments in 2007 of $6,845. Also, the Company’s capital expenditures increased by $14,673 in 2008 compared to 2007, largely due to investments in information technology systems that help focus in improving operational efficiency. This increase was offset by a decrease of $13,661 in payments for acquisitions, moving from $18,122 in 2007 for three domestic acquisitions and earn-out payments to $4,461 in 2008 for earn-out payments related to prior acquisitions.

Net cash used for financing activities was $87,689 in 2008, a decrease of $47,587 or 35.2 percent over 2007. The Company had net repayments of $17,771 in 2008 compared to net repayments of $64,059 in 2007. Also, the Company paid $18,236 to

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of December 31, 2008 (Continued)
(Unaudited)
(in thousands, except per share amounts)

minority interest holders, offset by issuance of common shares of $8,544 in 2007 and paid $3,523 to minority interest holders in 2008.

The following table summarizes the Company’s approximate obligations and commitments to make future payments under contractual obligations as of December 31, 2008:

		Payment Due by period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	$218,582	$66,058	$89,679	$38,200	$24,645
Industrial development revenue bonds	11,900	—	—	—	11,900
Notes payable	605,184	10,596	294,588	75,000	225,000
Interest on bonds and notes payable(1)	156,519	29,414	41,192	37,818	48,095
Purchase commitments	19,488	11,403	8,085	—	—

	$1,011,673	$117,471	$433,544	$151,018	$309,640

(1)	Amounts represent estimated contractual interest payments on outstanding bonds and notes payable. Rates in effect as of December 31, 2008 are used for variable rate debt.

The Company also has uncertain tax positions of $9,009 recorded in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48), for which there is a high degree of uncertainty as to the expected timing of payments.

The Company expects to contribute $12,000 to $15,000 to its pension plans in the year ended December 31, 2009.

In March 2006, the Company issued senior notes in an aggregate principal amount of $300,000. The maturity dates of the senior notes are staggered, with $75,000, $175,000 and $50,000 becoming due in 2013, 2016 and 2018, respectively. The Company used $270,000 of the net proceeds from this offering to repay notes payable under its revolving credit facility and used the remaining $30,000 in operations. See Note 9 to the Consolidated Financial Statements for further information. The Company does not participate in transactions that facilitate off-balance sheet arrangements.

The Company has a credit facility with borrowing limits of $509,665, ($300,000 and €150,000, translated), at December 31, 2008. Under the terms of the credit facility agreement, the Company has the ability to increase the borrowing limits an additional $150,000. This facility expires on April 27, 2010. The Company intends to begin the renewal process in the second half of 2009. The private placement investors and financial institutions continue to express support in meeting the credit needs of the Company. The Company believes that its financial position and its strong relationships with its credit group should help facilitate the renewal process, though there can be no assurance that the Company will be able to renew the credit facility on commercially acceptable terms. As of December 31, 2008, $294,588 was outstanding under the Company’s credit facility and $215,077 was available for borrowing.

The average interest rate on the Company’s bank credit lines was 3.90 percent, 5.46 percent and 4.66 percent for the years ended December 31, 2008, 2007 and 2006, respectively. Interest on financing charged to expense for the years ended December 31 was $30,137, $33,077 and $34,883 for 2008, 2007 and 2006, respectively.

The Company’s financing agreements contain various restrictive financial covenants, including net debt to capitalization and net interest coverage ratios. As of December 31, 2008, the Company was in compliance with the financial covenants in our debt agreements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of December 31, 2008 (Continued)
(Unaudited)
(in thousands, except per share amounts)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s Consolidated Financial Statements. The Consolidated Financial Statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of the accompanying Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities and reported amounts of revenues and expenses. Such estimates include the value of purchase consideration, valuation of trade receivables, inventories, goodwill, intangible assets, other long-lived assets, legal contingencies, guarantee obligations, indemnifications and assumptions used in the calculation of income taxes, pension and postretirement benefits and customer incentives, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic difficulties in the United States credit markets and the global markets. Management monitors the economic condition and other factors and will adjust such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile foreign currency and equity, and declines in the global economic environment have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

The Company’s significant accounting policies are described in Note 1 to the Consolidated Financial Statements. Management believes that, of its significant accounting policies, its policies concerning revenue recognition, allowances for doubtful accounts, inventories, goodwill, and pensions and postretirement benefits are the most critical because they are affected significantly by judgments, assumptions and estimates. Additional information regarding these policies is included below.

Revenue Recognition The Company’s revenue recognition policy is consistent with the requirements of Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), and Staff Accounting Bulletin 104 (SAB 104). In general, the Company records revenue when it is realized, or realizable and earned. The Company considers revenue to be realized, or realizable and earned, when the following revenue recognition requirements are met: persuasive evidence of an arrangement exists, which is a customer contract; the products or services have been accepted by the customer via delivery or installation acceptance; the sales price is fixed or determinable within the contract; and collectability is probable.

For product sales, the Company determines that the earnings process is complete when title, risk of loss and the right to use equipment has transferred to the customer. Within the North America business segment, this occurs upon customer acceptance. Where the Company is contractually responsible for installation, customer acceptance occurs upon completion of the installation of all items at a job site and the Company’s demonstration that the items are in operable condition. Where items are contractually only delivered to a customer, revenue recognition of these items is upon shipment or delivery to a customer location depending on the terms in the contract. Within the International business segment, customer acceptance is upon the earlier of delivery or completion of the installation depending on the terms in the contract with the customer. The Company has the following revenue streams related to sales to its customers:

Self-Service Product & Service Revenue Self-service products pertain to ATMs. Included within the ATM is software, which operates the ATM. The related software is considered more than incidental to the equipment as a whole. Revenue is recognized in accordance with SOP 97-2. The Company also provides service contracts on ATMs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of December 31, 2008 (Continued)
(Unaudited)
(in thousands, except per share amounts)

Service contracts typically cover a 12-month period and can begin at any given month during the year after the standard 90-day warranty period expires. The service provided under warranty is significantly limited as compared to those offered under service contracts. Further, warranty is not considered a separate element of the sale. The Company’s warranty covers only replacement of parts inclusive of labor. Service contracts are tailored to meet the individual needs of each customer. Service contracts provide additional services beyond those covered under the warranty, and usually include preventative maintenance service, cleaning, supplies stocking and cash handling, all of which are not essential to the functionality of the equipment. For sales of service contracts, where the service contract is the only element of the sale, revenue is recognized ratably over the life of the contract period. In contracts that involve multiple-element arrangements, amounts deferred for services are determined based upon vendor specific objective evidence of the fair value of the elements as prescribed in SOP 97-2. The Company determines fair value of deliverables within a multiple element arrangement based on the price charged when each element is sold separately.

Physical Security & Facility Revenue The Company’s Physical Security and Facility Products division designs and manufactures several of the Company’s financial service solutions offerings, including the RemoteTellertm System (RTS). The business unit also develops vaults, safe deposit boxes and safes, drive-up banking equipment and a host of other banking facilities products. Revenue on sales of the products described above is recognized when the four revenue recognition requirements of SAB 104 have been met.

Election Systems Revenue The Company, through its wholly-owned subsidiaries, PESI and Procomp Industria Eletronica S.A. , offers voting equipment. Election systems revenue consists of election equipment, software, training, support, installation and maintenance. The election equipment and software components are included in product revenue. The training, support, installation and maintenance components are included in service revenue. The election systems contracts contain multiple deliverable elements and custom terms and conditions. Revenue on election systems contracts is recognized in accordance with SOP 97-2. The Company recognizes revenue for delivered elements only when the fair value of undelivered elements are known, uncertainties regarding customer acceptance are resolved and there are no customer-negotiated refund or return rights affecting the revenue recognized for delivered elements. The Company determines fair value of deliverables within a multiple-element arrangement based on the price charged when each element is sold separately. Some contracts may contain discounts and, as such, revenue is recognized using the residual value method of allocation of revenue to the product and service components of contracts.

Integrated Security Solutions Revenue Diebold Integrated Security Solutions provides global sales, service, installation, project management and monitoring of OEM electronic security products to financial, government, retail and commercial customers. These solutions provide the Company’s customers a single-source solution to their electronic security needs. Revenue is recognized in accordance with SAB 104. Revenue on sales of the products described above is recognized upon shipment, installation or customer acceptance of the product as defined in the customer contract. In contracts that involve multiple-element arrangements, amounts deferred for services are determined based upon the fair value of the elements as prescribed in EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables.

Software Solutions & Service Revenue The Company offers software solutions consisting of multiple applications that process events and transactions (networking software) along with the related server. Sales of networking software represent software solutions to customers that allow them to network various different vendors’ ATMs onto one network and revenue is recognized in accordance with SOP 97-2.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of December 31, 2008 (Continued)
(Unaudited)
(in thousands, except per share amounts)

amounts deferred for support are determined based upon vendor specific objective evidence of the fair value of the elements as prescribed in SOP 97-2.

Allowances for Doubtful Accounts The Company evaluates the collectibility of accounts receivable based on (1) a percentage of sales, which is based on historical loss experience and current trends, are reserved for uncollectible accounts as sales occur throughout the year and (2) periodic adjustments for known events such as specific customer circumstances and changes in the aging of accounts receivable balances. Since the Company’s receivable balance is concentrated primarily in the financial and government sectors, an economic downturn in these sectors could result in higher than expected credit losses.

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

Goodwill Goodwill is the cost in excess of the net assets of acquired businesses. The Company tests all existing goodwill at least annually for impairment using the fair value approach on a “reporting unit” basis in accordance with SFAS 142, Goodwill and Other Intangible Assets. The Company’s reporting units are defined as Domestic and Canada, Brazil, Latin America, Asia Pacific, EMEA and Election Systems. The Company uses the discounted cash flow method and the guideline company method for determining the fair value of its reporting units. As required by SFAS 142, the determination of implied fair value of the goodwill for a particular reporting unit is the excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities in the same manner as the allocation in a business combination. Implied fair value goodwill is determined as the excess of the fair value of the reporting unit over the fair value of its assets and liabilities. The Company’s fair value model uses inputs such as estimated future segment performance. The Company uses the most current information available and performs the annual impairment analysis as of November 30 each year. However, actual circumstances could differ significantly from assumptions and estimates made and could result in future goodwill impairment. The Company tests for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the carrying value of a reporting unit below its reported amount.

Pensions and Postretirement Benefits Annual net periodic expense and benefit liabilities under the Company’s defined benefit plans are determined on an actuarial basis. Assumptions used in the actuarial calculations have a significant impact on plan obligations and expense. Annually, management and the investment committee of the Board of Directors review the actual experience compared with the more significant assumptions used and make adjustments to the assumptions, if warranted. The healthcare trend rates are reviewed with the actuaries based upon the results of their review of claims experience. The expected long-term rate of return on plan assets is determined using the plans’ current asset allocation and their expected rates of return based on a geometric averaging over 20 years. The discount rate is determined by analyzing the average return of high-quality (i.e., AA-rated) fixed-income investments and the year-over-year comparison of certain widely used benchmark indices as of the measurement date. The rate of compensation increase assumptions reflects the Company’s long-term actual experience and future and near-term outlook. Pension benefits are funded through deposits with trustees. The market-related value of plan assets is calculated under an adjusted market value method in order to determine the Company’s net periodic benefit obligation. The value is determined by adjusting the fair value of assets to reflect the investment gains and losses (i.e., the difference between the actual investment return and the expected investment return on the market-related value of assets) during each of the last five years at the rate of 20 percent per year.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of December 31, 2008 (Continued)
(Unaudited)
(in thousands, except per share amounts)

Postretirement benefits are not funded and the Company’s policy is to pay these benefits as they become due. The following table represents assumed health care cost trend rates at December 31, 2008 and 2007, respectively.

	December 31,
	2008	2007
Healthcare cost trend rate assumed for next year	9.00%	7.57%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.20%	5.00%
Year that rate reaches ultimate trend rate	2099	2014

The healthcare trend rates are reviewed with the actuaries based upon the results of their review of claims experience. In 2007, the Company used healthcare cost trends of 7.14 percent in 2008 reducing linearly to 5 percent in 2014 for medical benefits and 10 percent in 2008 reducing linearly to 5 percent in 2014 for prescription drug benefits. In 2008, the Company used healthcare cost trends of 9 percent in 2009, decreasing to an ultimate trend of 4.2 percent in 2099 for both medical and prescription drug benefits using the Society of Actuaries Long Term Trend Model with assumptions based on the 2008 Medicare Trustees’ projections. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

	One-Percentage-	One-Percentage-
	Point Increase	Point Decrease
Effect on total of service and interest cost	$80	$(72)
Effect on postretirement benefit obligation	$1,118	$(1,009)

In accordance with SFAS 158, Employers’ Accounting for Defined Pension and Other Postretirement Plans, the Company recognizes the funded status of each of its plans in the consolidated balance sheet. Amortization of unrecognized net gain or loss resulting from experience different from that assumed and from changes in assumptions (excluding asset gains and losses not yet reflected in market-related value) is included as a component of net periodic benefit cost for a year if, as of the beginning of the year, that unrecognized net gain or loss exceeds five percent of the greater of the projected benefit obligation or the market-related value of plan assets. If amortization is required, the amortization is that excess divided by the average remaining service period of participating employees expected to receive benefits under the plan.

RECENT ACCOUNTING PRONOUNCEMENTS

Financial Accounting Standards Board Staff Position No. 132(R)-1 In December 2008, the Financial Accounting Standards Board (FASB) issued FSP No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which amends the FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits. FSP No. 132(R)-1 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. It requires companies to disclose more information about how investment allocation decisions are made, major categories of plan assets, including concentrations of risk and fair-value measurements, and the fair-value techniques and inputs used to measure plan assets. FSP No. 132(R)-1 is effective for fiscal years ending after December 15, 2009.

Emerging Issues Task Force Issue No. 03-6-1 In June 2008, the FASB issued Financial Accounting Standards Board Staff Position (FSP) Emerging Task Force (EITF) No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of December 31, 2008 (Continued)
(Unaudited)
(in thousands, except per share amounts)

computing earnings per share. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption of FSP EITF No. 03-6-1 will not have a material impact on our Consolidated Financial Statements.

Statement of Financial Accounting Standards No. 162 In May 2008, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 162 (SFAS 162), The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the US GAAP hierarchy). SFAS 162 became effective November 15, 2008. The Company does not expect the adoption of SFAS 162 to have a material effect on the Company’s financial position, results of operations or liquidity.

Financial Accounting Standards Board Staff Position No. 142-3 In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets, which amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. The position applies to intangible assets that are acquired individually or with a group of other assets and both intangible assets acquired in business combinations and asset acquisitions. FSP No. 142-3 is effective for financial statements issued for the fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is in the process of determining the effect that adoption of FSP No. 142-3 will have on its Consolidated Financial Statements.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of December 31, 2008 (Continued)
(Unaudited)
(in thousands, except per share amounts)

December 15, 2008 and the Company will implement its requirements in future business combinations. The Company does not expect the adoption of SFAS 141(R) to have a material impact on the Company’s historical financial position, results of operations or liquidity.

FORWARD-LOOKING STATEMENT DISCLOSURE

In this annual report on Form 10-K, statements that are not reported financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give current expectations or forecasts of future events and are not guarantees of future performance. These forward-looking statements relate to, among other things, the Company’s future operating performance, the Company’s share of new and existing markets, the Company’s short- and long-term revenue and earnings growth rates, the Company’s implementation of cost-reduction initiatives and measures to improve pricing, including the optimization of the Company’s manufacturing capacity, and the ongoing SEC and DOJ investigations. The use of the words “will,” “believes,” “anticipates,” “expects,” “intends” and similar expressions is intended to identify forward-looking statements that have been made and may in the future be made by or on behalf of the Company.

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Some of the risks, uncertainties and other factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements include, but are not limited to:

•	the results of the SEC and DOJ investigations;

•	competitive pressures, including pricing pressures and technological developments;

•	changes in the Company’s relationships with customers, suppliers, distributors and/or partners in its business ventures;

•	changes in political, economic or other factors such as currency exchange rates, inflation rates, recessionary or expansive trends, taxes and regulations and laws affecting the worldwide business in each of the Company’s operations, including Brazil, where a significant portion of the Company’s revenue is derived;

•	the effects of the sub-prime mortgage crisis and the disruptions in the financial markets, including the bankruptcies, restructurings or consolidations of financial institutions, which could reduce our customer base and/or adversely affect our customers’ ability to make capital expenditures, as well as adversely impact the availability and cost of credit;

•	acceptance of the Company’s product and technology introductions in the marketplace;

•	the amount of cash and non-cash charges in connection with the planned closure of the Company’s Newark, Ohio facility, and the closure of the Company’s EMEA-based enterprise security operations;

•	unanticipated litigation, claims or assessments;

•	variations in consumer demand for financial self-service technologies, products and services;

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of December 31, 2008 (Continued)
(Unaudited)
(in thousands, except per share amounts)

•	challenges raised about reliability and security of the Company’s election systems products, including the risk that such products will not be certified for use or will be decertified;

•	changes in laws regarding the Company’s election systems products and services;

•	potential security violations to the Company’s information technology systems;

•	the investment performance of our pension plan assets, which could require us to increase our pension contributions;

•	the Company’s ability to successfully execute its strategy related to the elections systems business

•	the Company’s ability to achieve benefits from its cost-reduction initiatives and other strategic changes; and

•	the risk factors described above under “Item 1A. Risk Factors.”

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(Dollars in thousands)

The Company is exposed to foreign currency exchange rate risk inherent in its international operations denominated in currencies other than the U.S. dollar. A hypothetical 10 percent movement in the applicable foreign exchange rates would have resulted in a an increase or decrease in 2008 and 2007 year-to-date operating profit of approximately $12,197 and $7,038, respectively. The sensitivity model assumes an instantaneous, parallel shift in the foreign currency exchange rates. Exchange rates rarely move in the same direction. The assumption that exchange rates change in an instantaneous or parallel fashion may overstate the impact of changing exchange rates on amounts denominated in a foreign currency.

The Company’s risk-management strategy uses derivative financial instruments such as forwards to hedge certain foreign currency exposures. The intent is to offset gains and losses that occur on the underlying exposures, with gains and losses on the derivative contracts hedging these exposures. The Company does not enter into derivatives for trading purposes. The Company’s primary exposures to foreign exchange risk are movements in the euro/dollar, pound/dollar, dollar/yuan, dollar/forint, and dollar/real rates. There were no significant changes in the Company’s foreign exchange risks in 2008 compared with 2007.

The Company manages interest rate risk with the use of variable rate borrowings under its committed and uncommitted credit facilities and interest rate swaps. Variable rate borrowings under the credit facilities totaled $306,488 and $328,164 at December 31, 2008 and 2007, respectively, of which $50,000 was effectively converted to fixed rate using interest rate swaps. A one percentage point increase or decrease in interest rates would have resulted in an increase or decrease in interest expense of approximately $3,052 and $2,406 for 2008 and 2007, respectively, including the impact of the swap agreements. The Company’s primary exposure to interest rate risk is movements in the London Interbank Offered Rate (LIBOR), which is consistent with prior periods. As discussed in Note 9 to the Consolidated Financial Statements, the Company hedged $200,000 of the fixed rate borrowings under its private placement agreement, which was treated as a cash flow hedge. This reduced the effective interest rate by 14 basis points from 5.50 to 5.36 percent.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Diebold, Incorporated:

We have audited the accompanying consolidated balance sheets of Diebold, Incorporated and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements we have also audited the financial statement schedule, Schedule II “Valuation and Qualifying Accounts”. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diebold, Incorporated and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Emerging Issues Task Force (EITF) Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance, and EITF Issue No. 06-4, Accounting for Deferred Compensation and Post Retirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, effective January 1, 2008.

As discussed in Note 4 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Standard No. 109, effective January 1, 2007.

As discussed in Note 11 to the consolidated financial statements, the Company adopted the measurement date provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, effective January 1, 2008.

As discussed in Note 18 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements, effective January 1, 2008.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2009 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG

Cleveland, Ohio
February 27, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Diebold, Incorporated:

We have audited Diebold, Incorporated and Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A(b) of the Company’s December 31, 2008 annual report on Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses related to the Company’s selection, application and communication of accounting policies; monitoring; manual journal entries; contractual agreements; and account reconciliations have been identified and included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A(b) of the Company’s December 31, 2008 annual report on Form 10-K. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 consolidated financial statements, and this report does not affect our report dated February 27, 2009, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weaknesses on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/  KPMG

Cleveland, Ohio
February 27, 2009

DIEBOLD, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$241,436	$206,334
Short-term investments	121,387	104,976
Trade receivables, less allowances for doubtful accounts of $25,060 for 2008 and $33,707 for 2007	447,079	494,911
Inventories	540,971	533,619
Deferred income taxes	95,086	80,443
Prepaid expenses	42,909	46,347
Other current assets	125,250	127,500

Total current assets	1,614,118	1,594,130

Securities and other investments	70,914	75,227
Property, plant and equipment at cost	579,951	575,796
Less accumulated depreciation and amortization	376,357	355,740

Property, plant and equipment, net	203,594	220,056
Goodwill	408,303	465,484
Deferred income taxes	69,698	—
Other assets	171,309	239,827

Total assets	$2,537,936	$2,594,724

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$10,596	$14,807
Accounts payable	195,483	170,632
Deferred revenue	195,164	251,657
Payroll and benefits liabilities	75,215	76,995
Other current liabilities	258,939	186,956

Total Current Liabilities	735,397	701,047

Notes payable — long term	594,588	609,264
Pensions and other benefits	131,792	36,708
Postretirement and other benefits	32,857	29,417
Deferred income taxes	35,307	39,393
Other long-term liabilities	43,737	50,304
Minority interest	17,657	13,757
Shareholders’ equity
Preferred shares, no par value, 1,000,000 authorized shares, none issued	—	—
Common shares, 125,000,000 authorized shares, 75,801,434 and 75,579,237 issued shares, 66,114,560, and 65,965,749 outstanding shares, respectively	94,752	94,474
Additional capital	278,135	261,364
Retained earnings	1,054,873	1,036,824
Treasury shares, at cost (9,686,874 and 9,613,488 shares, respectively)	(408,235)	(406,182)
Accumulated other comprehensive (loss) gain	(72,924)	128,354

Total shareholders’ equity	946,601	1,114,834

Total liabilities and shareholders’ equity	$2,537,936	$2,594,724

See accompanying Notes to Consolidated Financial Statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year Ended December 31,
	2008	2007	2006
Net sales
Products	$1,562,948	$1,429,646	$1,500,998
Services	1,607,132	1,517,835	1,419,976

	3,170,080	2,947,481	2,920,974

Cost of sales
Products	1,145,225	1,070,286	1,057,375
Services	1,230,239	1,195,286	1,128,428

	2,375,464	2,265,572	2,185,803

Gross profit	794,616	681,909	735,171
Selling and administrative expense	534,486	463,354	457,267
Research, development and engineering expense	79,070	73,950	71,625
Impairment of assets	4,376	46,319	19,337
Loss (gain) on sale of assets, net	403	(6,392)	328

	618,335	577,231	548,557

Operating profit	176,281	104,678	186,614
Other income (expense)
Investment income	25,228	22,489	19,069
Interest expense	(45,247)	(42,200)	(35,305)
Miscellaneous, net	(8,887)	4,136	(2,088)
Minority interest	(8,413)	(8,365)	(6,452)

Income from continuing operations before taxes	138,962	80,738	161,838
Taxes on income	37,425	35,797	52,916

Income from continuing operations	101,537	44,941	108,922
Loss from discontinued operations, net of tax	(12,954)	(5,400)	(4,370)

Net income	$88,583	$39,541	$104,552

Basic weighted-average shares outstanding	66,081	65,841	66,669
Diluted weighted-average shares outstanding	66,492	66,673	67,253
Basic earnings per share:
Net income from continuing operations	$1.54	$0.68	$1.63
Loss from discontinued operations	$(0.20)	$(0.08)	$(0.06)

Net income	$1.34	$0.60	$1.57

Diluted earnings per share:
Net income from continuing operations	$1.52	$0.67	$1.62
Loss from discontinued operations	$(0.19)	$(0.08)	$(0.07)

Net income	$1.33	$0.59	$1.55

See accompanying Notes to Consolidated Financial Statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

							Accumulated
							Other
	Common Shares		Additional	Retained	Treasury	Comprehensive	Comprehensive
	Number	Par Value	Capital	Earnings	Shares	(Loss) Income	(Loss) Income	Other	Total
Balance, January 1, 2006	74,726,031	$93,408	$198,619	$1,013,137	$(256,336)		$(3,781)	$(287)	$1,044,760

Net income				104,552		$104,552			104,552

Translation adjustment						50,246			50,246
Hedges						2,428			2,428
Pensions						(637)			(637)

Other comprehensive income						52,037	52,037

Comprehensive income						$156,589

Stock options exercised	336,085	420	10,703						11,123
Restricted stock units issued	4,635	6	(6)						—
Performance shares issued	5,800	7	(7)						—
Other share-based compensation	73,111	91	1,881						1,972
Tax benefit from employee stock plans			1,198						1,198
SFAS No. 123(R) reclass			4,807					287	5,094
SFAS No. 158 adoption, net							(35,624)		(35,624)
Share-based compensation expense			17,195						17,195
Colombia acquisition			816		2,592				3,408
DIMS acquisition			36		905				941
Dividends declared and paid				(57,964)					(57,964)
Treasury shares					(150,259)				(150,259)

Balance, December 31, 2006	75,145,662	$93,932	$235,242	$1,059,725	$(403,098)		$12,632	$—	$998,433

Net income				39,541		$39,541			39,541

Translation adjustment						88,508			88,508
Hedges						(1,962)			(1,962)
Pensions						29,176			29,176

Other comprehensive income						115,722	115,722

Comprehensive income						$155,263

Stock options exercised	241,365	302	8,252						8,554
Restricted shares	8,620	11	295						306
Restricted stock units issued	84,865	106	(106)						—
Performance shares issued	98,725	123	2,500						2,623
Tax benefit from employee stock plans			1,399						1,399
Share-based compensation expense			13,782						13,782
Dividends declared and paid				(62,442)					(62,442)
Treasury shares					(3,084)				(3,084)

Balance, December 31, 2007	75,579,237	$94,474	$261,364	$1,036,824	$(406,182)		$128,354	$—	$1,114,834

Pension beginning retained earnings adjustment (Note 11)				(1,387)					(1,387)
Split-dollar life insurance beginning retained earnings adjustment (Note 1)				(2,584)					(2,584)

Net income				88,583		$88,583			88,583

Translation adjustment						(99,689)			(99,689)
Hedges						(4,910)			(4,910)
Pensions						(96,679)			(96,679)

Other comprehensive loss						(201,278)	(201,278)

Comprehensive loss						$(112,695)

Stock options exercised	665	1	16						17
Restricted shares	121,985	152	5,861						6,013
Restricted stock units issued	49,526	62	(62)						—
Performance shares issued	50,021	63	719						782
Tax expense from employee stock plans			(2,122)						(2,122)
Share-based compensation expense			12,189						12,189
Colombia acquisition earnout			170		230				400
Dividends declared and paid				(66,563)					(66,563)
Treasury shares					(2,283)				(2,283)

Balance, December 31, 2008	75,801,434	$94,752	$278,135	$1,054,873	$(408,235)		$(72,924)	$—	$946,601

See accompanying Notes to Consolidated Financial Statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flow from operating activities:
Net income	$88,583	$39,541	$104,552
Adjustments to reconcile net income to cash provided by operating activities:
Loss from discontinued operations	12,954	5,400	4,370
Minority interest	8,413	8,365	6,452
Depreciation and amortization	80,470	69,397	70,726
Share-based compensation	12,189	13,782	17,195
Excess tax benefits from share-based compensation	(168)	(917)	(890)
Deferred income taxes	(12,547)	(7,250)	(23,592)
Impairment of asset	4,376	46,319	19,337
Loss (gain) on sale of assets, net	403	(6,392)	328
Cash provided (used) by changes in certain assets and liabilities:
Trade receivables	10,633	120,949	46,109
Inventories	(53,650)	8,955	(4,258)
Prepaid expenses	1,183	(10,256)	(13,323)
Other current assets	(14,706)	(20,055)	(1,493)
Accounts payable	36,480	6,331	(36,031)
Deferred revenue	(49,668)	(89,921)	33,691
Pension and postretirement benefits	(2,900)	(20,802)	14,038
Certain other assets and liabilities	162,646	(13,186)	(4,285)

Net cash provided by operating activities	284,691	150,260	232,926

Cash flow from investing activities:
Payments for acquisitions, net of cash acquired	(4,461)	(18,122)	(74,320)
Proceeds from maturities of investments	303,410	57,433	79,304
Payments for purchases of investments	(357,091)	(50,588)	(124,648)
Proceeds from sale of fixed assets	42	3,242	6,442
Capital expenditures	(57,932)	(43,259)	(38,514)
Increase in certain other assets	(26,452)	(29,076)	(19,588)

Net cash used by investing activities	(142,484)	(80,370)	(171,324)

Cash flow from financing activities:
Dividends paid	(66,563)	(62,442)	(57,964)
Notes payable borrowings	606,269	720,299	1,664,986
Notes payable repayments	(624,040)	(784,358)	(1,492,658)
Distribution of affiliates’ earnings to minority interest holder	(3,523)	(18,236)	(716)
Excess tax benefits from share-based compensation	168	917	890
Issuance of common shares	—	8,544	9,745
Repurchase of common shares	—	—	(148,057)

Net cash used by financing activities	(87,689)	(135,276)	(23,774)

Effect of exchange rate changes on cash	(19,416)	17,752	5,747
Increase (decrease) in cash and cash equivalents	35,102	(47,634)	43,575
Cash and cash equivalents at the beginning of the year	206,334	253,968	210,393

Cash and cash equivalents at the end of the year	$241,436	$206,334	$253,968

Cash paid for:
Income taxes	$42,154	$53,176	$43,065
Interest	$30,747	$32,706	$33,235

See accompanying Notes to Consolidated Financial Statements.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2008

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

Use of Estimates in Preparation of Consolidated Financial Statements The preparation of the accompanying Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the value of purchase consideration, valuation of trade receivables, inventories, goodwill, intangible assets, and other long-lived assets, legal contingencies, guarantee obligations, indemnifications, and assumptions used in the calculation of income taxes, pension and other postretirement benefits, and customer incentives, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic difficulties in the United States credit markets and the global markets. Management monitors the economic condition and other factors and will adjust such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile foreign currency and equity, and declines in the global economic environment have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

International Operations The financial statements of the Company’s Diebold International (DI) operations are measured using local currencies as their functional currencies, with the exception of Venezuela, Argentina, Barbados, Ecuador, El Salvador and Panama, which are measured using the U.S. dollar as their functional currency. The Company translates the assets and liabilities of its non-U.S. subsidiaries at the exchange rates in effect at year end and the results of operations at the average rate throughout the year. The translation adjustments are recorded directly as a separate component of shareholders’ equity, while transaction gains (losses) are included in net income. Sales to customers outside the United States approximated 50.6 percent in 2008, 48.1 percent of net sales in 2007 and 46.4 percent of net sales in 2006.

Reclassifications During 2008, the Company reclassified deferred product revenue for which it has not received payment as a reduction in trade receivables, net. In accordance with Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, prior year amounts of deferred revenue and trade receivables have been adjusted to conform to current year classification. As a result of applying the accounting change retrospectively, deferred product revenue of $49,591 as of December 31, 2007, has been reclassified to reduce trade receivables, net in the Consolidated Balance Sheets. There was no impact of the accounting change on previously reported cash flows from operations, income from operations, net income or earnings per share of each prior period.

The Company has reclassified the presentation of certain prior-year information to conform to the current presentation, including the above reclassification of trade receivables, net.

Revenue Recognition The Company’s revenue recognition policy is consistent with the requirements of Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), and Staff Accounting Bulletin 104 (SAB 104). In general, the Company records revenue when it is realized, or realizable and earned. The Company considers revenue to be realized, or realizable and earned, when the following revenue recognition requirements are met: persuasive evidence of an arrangement exists, which is a customer contract; the products or services have been accepted by the customer via delivery or installation acceptance; the sales

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

price is fixed or determinable within the contract; and collectability is probable. For product sales, the Company determines that the earnings process is complete when title, risk of loss and the right to use equipment has transferred to the customer. Within the Diebold North America (DNA) business segment, this occurs upon customer acceptance. Where the Company is contractually responsible for installation, customer acceptance occurs upon completion of the installation of all items at a job site and the Company’s demonstration that the items are in operable condition. Where items are contractually only delivered to a customer, revenue recognition of these items is upon shipment or delivery to a customer location depending on the terms in the contract. Within the DI business segment, customer acceptance is upon the earlier of delivery or completion of the installation depending on the terms in the contract with the customer. The Company has the following revenue streams related to sales to its customers:

Self-Service Product & Service Revenue Self-service products pertain to ATMs. Included within the ATM is software, which operates the ATM. The related software is considered more than incidental to the equipment as a whole. Revenue is recognized in accordance with SOP 97-2. The Company also provides service contracts on ATMs.

Service contracts typically cover a 12-month period and can begin at any given month during the year after the standard 90-day warranty period expires. The service provided under warranty is significantly limited as compared to those offered under service contracts. Further, warranty is not considered a separate element of the sale. The Company’s warranty covers only replacement of parts inclusive of labor. Service contracts are tailored to meet the individual needs of each customer. Service contracts provide additional services beyond those covered under the warranty, and usually include preventative maintenance service, cleaning, supplies stocking and cash handling, all of which are not essential to the functionality of the equipment. For sales of service contracts, where the service contract is the only element of the sale, revenue is recognized ratably over the life of the contract period. In contracts that involve multiple-element arrangements, amounts deferred for services are determined based upon vendor specific objective evidence of the fair value of the elements as prescribed in SOP 97-2. The Company determines fair value of deliverables within a multiple element arrangement based on the price charged when each element is sold separately.

Physical Security & Facility Revenue The Company’s Physical Security and Facility Products division designs and manufactures several of the Company’s financial service solutions offerings, including the RemoteTellertm System (RTS). The business unit also develops vaults, safe deposit boxes and safes, drive-up banking equipment and a host of other banking facilities products. Revenue on sales of the products described above is recognized when the four revenue recognition requirements of SAB 104 have been met.

Election Systems Revenue The Company, through its wholly owned subsidiaries, Premier Election Solutions, Inc. (PESI) and Amazonia Industria Eletronica S.A. Procomp, offers voting equipment. Election systems revenue consists of election equipment, software, training, support, installation and maintenance. The election equipment and software components are included in product revenue. The training, support, installation and maintenance components are included in service revenue. The election systems contracts contain multiple deliverable elements and custom terms and conditions. Revenue on election systems contracts is recognized in accordance with SOP 97-2. The Company recognizes revenue for delivered elements only when the fair values of undelivered elements are known, uncertainties regarding customer acceptance are resolved and there are no customer-negotiated refund or return rights affecting the revenue recognized for delivered elements. The Company determines fair value of deliverables within a multiple element arrangement based on the price charged when each element is sold separately. Some contracts may contain discounts and, as such, revenue is recognized using the residual value method of allocation of revenue to the product and service components of contracts.

Integrated Security Solutions Revenue Diebold Integrated Security Solutions provides global sales, service, installation, project management and monitoring of original equipment manufacturer (OEM) electronic security products to financial, government, retail and commercial customers. These solutions provide the Company’s customers a single-source solution to

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

their electronic security needs. Revenue is recognized in accordance with SAB 104. Revenue on sales of the products described above is recognized upon shipment, installation or customer acceptance of the product as defined in the customer contract. In contracts that involve multiple-element arrangements, amounts deferred for services are determined based upon the fair value of the elements as prescribed in EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables.

Software Solutions & Service Revenue The Company offers software solutions consisting of multiple applications that process events and transactions (networking software) along with the related server. Sales of networking software represent software solutions to customers that allow them to network various different vendors’ ATMs onto one network and revenue is recognized in accordance with SOP 97-2.

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

Depreciation and Amortization Depreciation of property, plant and equipment is computed using the straight-line method for financial statement purposes. Accelerated methods of depreciation are used for federal income tax purposes. Amortization of leasehold improvements is based upon the shorter of original terms of the lease or life of the improvement. Repairs and maintenance are expensed as incurred. Amortization of the Company’s other long-term assets such as its amortizable intangible assets and capitalized computer software is computed using the straight-line method over the life of the asset.

Advertising Costs Advertising costs are expensed as incurred and were $14,417, $15,232 and $13,663 in 2008, 2007 and 2006, respectively.

Shipping and Handling Costs The Company recognizes shipping and handling fees billed when products are shipped or delivered to a customer, and includes such amounts in net sales. Third-party freight payments are recorded in cost of sales.

Share-Based Compensation The Company accounts for share-based compensation arrangements, including stock options, restricted stock units (RSUs) and performance shares, in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which requires companies to recognize in the statement of income the grant-date fair value of stock awards issued to employees and directors.

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

Sales Tax The Company collects sales taxes from customers and accounts for sales taxes on a net basis, in accordance with EITF Issue No. 06-03.

Cash Equivalents The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Financial Instruments The carrying amount of cash and cash equivalents, trade receivables and accounts payable, approximated their fair value because of the relatively short maturity of these instruments. The Company’s risk-management strategy uses derivative financial instruments such as forwards to hedge certain foreign currency exposures and interest rate

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

swaps to manage interest rate risk. The intent is to offset gains and losses that occur on the underlying exposures, with gains and losses on the derivative contracts hedging these exposures. The Company does not enter into derivatives for trading purposes and accounts for its derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company recognizes all derivatives on the balance sheet at fair value. Changes in the fair values of derivatives that are not designated as hedges are recognized in earnings. If the derivative is designated and qualifies as a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives are either offset against the change in the hedged assets or liabilities through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.

Allowances for Doubtful Accounts The concentration of credit risk in the Company’s trade receivables with respect to financial and government customers is largely mitigated by the Company’s credit evaluation process and the geographical dispersion of sales transactions from a large number of individual customers. The Company maintains allowances for potential credit losses, and such losses have been minimal and within management’s expectations. Since the Company’s receivable balance is concentrated primarily in the financial and government sectors, an economic downturn in these sectors could result in higher than expected credit losses. The Company evaluates the collectability of accounts receivable based on (1) a percentage of sales, which is based on historical loss experience and current trends, are reserved for uncollectible accounts as sales occur throughout the year and (2) periodic adjustments for known events such as specific customer circumstances and changes in the aging of accounts receivable balances.

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

Deferred Revenue Deferred revenue is recorded for any services that are billed to customers prior to revenue being realizable related to the service being provided. In addition, deferred revenue is recorded for any goods that are billed to and collected from customers prior to revenue being recognized.

Split-Dollar Life Insurance On January 1, 2008, the Company adopted Emerging Issues Task Force (EITF) Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance, which applies to entities that participate in collateral assignment split-dollar life insurance arrangements that extend into an employee’s retirement period (often referred to as “key person” life insurance) and EITF Issue No. 06-4, Accounting for Deferred Compensation and Post Retirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, which applies to life insurance arrangements that provide an employee with a specified benefit that is not limited to the employee’s active service period. EITF Issue No. 06-10 requires employers to recognize a liability for the postretirement obligation associated with a collateral assignment arrangement if, based on an agreement with an employee, the employer has agreed to maintain a life insurance policy during the postretirement period or to provide a death benefit. EITF Issue No. 06-4 requires employers to recognize a liability and related compensation costs for future benefits that extend to postretirement periods. The adoption of these EITFs had a cumulative effect to beginning retained earnings of a reduction of $2,584.

Goodwill Goodwill is the cost in excess of the net assets of acquired businesses. The Company tests all existing goodwill at least annually for impairment using the fair value approach on a “reporting unit” basis in accordance with SFAS No. 142 (SFAS 142), Goodwill and Other Intangible Assets. The Company’s reporting units are defined as Domestic and Canada, Brazil, Latin America, Asia Pacific, EMEA and Election Systems. The Company uses the discounted cash flow method and the guideline

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

company method for determining the fair value of its reporting units. As required by SFAS No. 142, the determination of implied fair value of the goodwill for a particular reporting unit is the excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities in the same manner as the allocation in a business combination. Implied fair value goodwill is determined as the excess of the fair value of the reporting unit over the fair value of its assets and liabilities. The Company’s fair value model uses inputs such as estimated future segment performance. The Company uses the most current information available and performs the annual impairment analysis as of November 30 each year. However, actual circumstances could differ significantly from assumptions and estimates made and could result in future goodwill impairment. The Company tests for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the carrying value of a reporting unit below its reported amount.

The annual goodwill impairment test for 2008 resulted in no impairment. However, the Company’s fourth quarter decision to close its security business in the EMEA region resulted in an impairment of $13,171 to the Domestic and Canada reporting unit goodwill. This impairment charge is shown in the Company’s loss from discontinued operations. Upon initial acquisition, the goodwill related to the EMEA security business was classified within the Company’s Domestic and Canada reporting unit for goodwill impairment testing. The annual goodwill impairment test for 2007 resulted in an impairment charge of $46,319 related to the Elections Systems reporting unit goodwill and represented the carrying value of PESI’s goodwill.

The changes in carrying amounts of goodwill for the years ended December 31, 2008 and 2007 are summarized as follows:

	DNA	DI	ES & Other	Total
Balance at January 1, 2007	$99,799	$314,176	$45,379	$459,354
Goodwill of acquired businesses & purchase accounting adjustments	10,556	1,472	940	12,968
Impairment loss	—	—	(46,319)	(46,319)
Currency translation adjustment	1,444	38,037	—	39,481

Balance at December 31, 2007	111,799	353,685	—	465,484
Goodwill of acquired businesses & purchase accounting adjustments	4,320	758	—	5,078
Impairment loss	(13,171)	—	—	(13,171)
Currency translation adjustment	(6,583)	(42,505)	—	(49,088)

Balance at December 31, 2008	$96,365	$311,938	$—	$408,303

Other Assets Included in other assets are net capitalized computer software development costs of $52,668 and $47,300 as of December 31, 2008 and 2007, respectively. Amortization expense on capitalized software was $14,332, $11,556 and $11,500 for 2008, 2007 and 2006, respectively. Other long-term assets also consist of finance receivables, customer demonstration equipment, patents, trademarks and other intangible assets. Where applicable, other assets are stated at cost and, if applicable, are amortized ratably over the relevant contract period or the estimated life of the assets. Impairment of long-lived assets is recognized when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the expected future undiscounted cash flows are less than the carrying amount of the asset, an impairment loss is recognized at that time to reduce the asset to the lower of its fair value or its net book value in accordance with SFAS No. 144 (SFAS 144), Accounting for the Impairment of Long-Lived Assets. For the year ended December 31, 2008, the Company impaired $4,376 of intangible assets in continuing operations of the DNA segment and $3,487 of intangible assets within loss from discontinued operations.

Pensions and Postretirement Benefits Annual net periodic expense and benefit liabilities under the Company’s defined benefit plans are determined on an actuarial basis. Assumptions used in the actuarial calculations have a significant impact on plan obligations and expense. Annually, management and the Investment Committee of the Board of Directors review the actual

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

experience compared with the more significant assumptions used and make adjustments to the assumptions, if warranted. The healthcare trend rates are reviewed with the actuaries based upon the results of their review of claims experience. The expected long-term rate of return on plan assets is determined using the plans’ current asset allocation and their expected rates of return based on a geometric averaging over 20 years. The discount rate is determined by analyzing the average return of high-quality (i.e., AA-rated) fixed-income investments and the year-over-year comparison of certain widely used benchmark indices as of the measurement date. The rate of compensation increase assumptions reflects the Company’s long-term actual experience and future and near-term outlook. Pension benefits are funded through deposits with trustees. The market-related value of plan assets is calculated under an adjusted market value method in order to determine the Company’s net periodic benefit obligation. The value is determined by adjusting the fair value of assets to reflect the investment gains and losses (i.e., the difference between the actual investment return and the expected investment return on the market-related value of assets) during each of the last five years at the rate of 20 percent per year. Postretirement benefits are not funded and the Company’s policy is to pay these benefits as they become due.

In accordance with SFAS 158, Employers’ Accounting for Defined Pension and Other Postretirement Plans, the Company recognizes the funded status of each of its plans in the Consolidated Balance Sheet. Amortization of unrecognized net gain or loss resulting from experience different from that assumed and from changes in assumptions (excluding asset gains and losses not yet reflected in market-related value) is included as a component of net periodic benefit cost for a year if, as of the beginning of the year, that unrecognized net gain or loss exceeds five percent of the greater of the projected benefit obligation or the market-related value of plan assets. If amortization is required, the amortization is that excess divided by the average remaining service period of participating employees expected to receive benefits under the plan.

Comprehensive (Loss) Income The Company displays comprehensive (loss) income in the Consolidated Statements of Shareholders’ Equity and accumulated other comprehensive (loss) income separately from retained earnings and additional capital in the Consolidated Balance Sheets and Statements of Shareholders’ Equity. Items considered to be other comprehensive (loss) income include adjustments made for foreign currency translation (under SFAS No. 52) pensions, net of tax (under SFAS No. 87 and SFAS No. 158) and hedging activities (under SFAS No. 133).

Accumulated other comprehensive (loss) income consists of the following:

	Year Ended December 31,
	2008	2007	2006

Translation adjustment	$38,319	$138,008	$49,500
Realized and unrealized (losses) gains on hedges	(2,877)	2,033	3,995
Pensions less accumulated taxes of ($64,573), ($6,213), and ($23,812), respectively	(108,366)	(11,687)	(40,863)

Total accumulated other comprehensive (loss) income	$(72,924)	$128,354	$12,632

Translation Adjustments Translation adjustments are not booked net of tax. Those adjustments are accounted for under the indefinite reversal criterion of APB Opinion No. 23, Accounting for Income Taxes — Special Areas.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

NOTE 2:	EARNINGS PER SHARE

The following data show the amounts used in computing earnings per share and the effect on the weighted-average number of shares of dilutive potential common stock:

	December 31,
	2008	2007	2006

Numerator:
Income used in basic and diluted earnings per share:
Income from continuing operations — net of tax	$101,537	$44,941	$108,922
Loss from discontinued operations — net of tax	(12,954)	(5,400)	(4,370)

Net income	$88,583	$39,541	$104,552

Denominator:
Weighted-average number of common shares used in basic earnings per share	66,081	65,841	66,669
Effect of dilutive shares	411	832	584

Weighted-average number of common shares and dilutive potential common shares used in diluted earnings per share	66,492	66,673	67,253

Basic earnings per share:
Income from continuing operations — net of tax	$1.54	$0.68	$1.63
Loss from discontinued operations — net of tax	(0.20)	(0.08)	(0.06)

Net income	$1.34	$0.60	$1.57

Diluted earnings per share:
Income from continuing operations — net of tax	$1.52	$0.67	$1.62
Loss from discontinued operations — net of tax	(0.19)	(0.08)	(0.07)
Net income	$1.33	$0.59	$1.55

Anti-dilutive shares not used in calculating diluted weighted-average shares	2,469	1,141	976

NOTE 3:	SHARE-BASED COMPENSATION AND EQUITY

DIVIDENDS

On the basis of amounts declared and paid, the annualized quarterly dividends per share were $1.00, $0.94 and $0.86 for the years ended December 31, 2008, 2007 and 2006, respectively.

EMPLOYEE SHARE-BASED COMPENSATION

Stock options, restricted stock units (RSUs), restricted shares and performance shares have been issued to officers and other management employees under the Company’s 1991 Equity and Performance Incentive Plan, as amended and restated (1991 Plan). The stock options generally vest over a four- or five-year period and have a maturity of ten years from the issuance date. Option exercise prices equal the closing price of the Company’s common stock on the date of grant. RSUs provide for the issuance of a share of the Company’s common stock at no cost to the holder and generally vest after three to seven years. During the vesting period, employees are paid the cash equivalent of dividends on RSUs. Unvested RSUs are forfeited upon termination unless the Board of Directors determines otherwise. Performance shares are granted based on certain management objectives,

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

as determined by the Board of Directors each year. Each performance share earned entitles the holder to one common share. The performance share objectives are generally calculated over a three-year period and no shares are granted unless certain management threshold objectives are met. To cover the exercise and/or vesting of its share-based payments, the Company generally issues new shares from its authorized, unissued share pool. The number of common shares that may be issued pursuant to the 1991 Plan was 4,730 of which 663 shares were available for issuance at December 31, 2008.

The Company recognizes costs resulting from all share-based payment transactions in the financial statements, including stock options, RSUs and performance shares, based on the fair market value of the award as of the grant date. The Company adopted SFAS 123(R) using the modified prospective application method of adoption, which requires the Company to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining requisite periods of those awards with no change in historical reported earnings. Awards granted after December 31, 2005 are valued at fair value in accordance with provisions of SFAS 123(R) and recognized on a straight-line basis over the requisite periods of each award. The Company estimated forfeiture rates for the year ended December 31, 2008 based on its historical experience.

The estimated fair value of the options granted during 2008 and prior years was calculated using a Black-Scholes option pricing model. The following summarizes the assumptions used in the Black-Scholes model for the years ended December 31, 2008, 2007 and 2006:

	December 31,
	2008	2007	2006

Expected life (in years)	5-7	6	3-6
Weighted-average volatility	27%	28%	33%
Risk-free interest rate	2.71 – 3.14%	3.64 – 4.72%	4.55 – 5.11%
Expected dividend yield	1.97 – 1.86%	1.63%	1.58 – 1.63%

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

As of December 31, 2008, unrecognized compensation cost of $4,818 for stock options, $5,893 for RSUs and $4,280 for performance shares is expected to be recognized over a weighted-average period of approximately 2.6, 1.9 and 1.2 years, respectively.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

Share-based compensation was recognized as a component of selling and administrative expenses. The following table summarizes the components of the Company’s share-based compensation programs recorded as expense:

	December 31,
	2008	2007	2006

Stock Options:
Pre-tax compensation expense	$3,371	$4,908	$7,242
Tax benefit	(1,247)	(1,816)	(2,680)

Stock option expense, net of tax	$2,124	$3,092	$4,562

RSUs:
Pre-tax compensation expense	$3,683	$3,827	$5,075
Tax benefit	(1,363)	(1,416)	(1,878)

RSU expense, net of tax	$2,320	$2,411	$3,197

Restricted Shares:
Pre-tax compensation expense	$7	$93	$188
Tax benefit	(3)	(34)	(70)

Restricted share expense, net of tax	$4	$59	$118

Performance Shares:
Pre-tax compensation expense	$4,267	$4,383	$4,690
Tax benefit	(1,579)	(1,622)	(1,735)

Performance share expense, net of tax	$2,688	$2,761	$2,955

Deferred Shares:
Pre-tax compensation expense	$861	$571	$—
Tax benefit	(319)	(211)	—

Deferred share expense, net of tax	$542	$360	$—

Total Share-Based Compensation:
Pre-tax compensation expense	$12,189	$13,782	$17,195
Tax benefit	(4,511)	(5,099)	(6,363)

Total share-based compensation, net of tax	$7,678	$8,683	$10,832

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

Options outstanding and exercisable under the 1991 Plan as of December 31, 2008 and changes during the year ended were as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate Intrinsic
	Number of Shares	Exercise Price	Contractual Term	Value(1)
		(per share)	(in years)
Outstanding at January 1, 2008	2,884	$41.56
Options expired or forfeited	(291)	$44.47
Options exercised	—	—
Options granted	336	$25.53

Outstanding at December 31, 2008	2,929	$39.43	5	$1,344

Options exercisable at December 31, 2008	2,166	$40.60	4	$498

(1)	The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the year in 2008 and the exercise price, multiplied by the number of “in-the-money” options) that would have been received by the option holders had all option holders exercised their options on December 31, 2008. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

The aggregate intrinsic value of options exercised for the years ended December 31, 2008, 2007 and 2006 was $0, $3,475 and $3,424, respectively. The weighted-average grant-date fair value of stock options granted for the years ended December 31, 2008, 2007 and 2006 was $6.61, $14.06 and $13.15, respectively. Total fair value of stock options vested for the years ended December 31, 2008, 2007 and 2006 was $27,954, $27,243 and $24,754, respectively. Exercise of options during the year ended December 31, 2008 and 2007 resulted in cash receipts of $0 and $8,544, respectively. The tax (expense)/benefit during the years ended December 31, 2008 and 2007 related to the exercise of employee stock options were $(2,122) and $311, respectively.

The following table summarizes information on unvested RSUs:

		Weighted-Average
		Grant-Date Fair
RSUs:	Number of Shares	Value
		(per share)

Unvested at January 1, 2008	325	$45.14
Forfeited	(22)	40.61
Vested	(48)	54.55
Granted	134	28.13

Unvested at December 31, 2008	389	$38.36

The weighted average grant date fair value of RSUs granted for the years ended December 31, 2008, 2007 and 2006 was $28.13, $47.17 and $39.45, respectively. The aggregate intrinsic value of RSUs vested during the years ended December 31, 2008, 2007 and 2006 was $2,627, $3,998 and $382, respectively.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

The following table summarizes information on unvested performance shares outstanding:

		Weighted-Average
		Grant-Date Fair
Performance Shares:	Number of Shares	Value
		(per share)

Unvested at January 1, 2008	519	$54.49
Forfeited	(131)	55.89
Vested	(15)	57.08
Granted	232	28.91

Unvested at December 31, 2008	605	$44.31

Unvested performance shares are based on a maximum potential payout. Actual shares granted at the end of the performance period may be less than the maximum potential payout level depending on achievement of performance share objectives. The weighted average grant date fair value of performance shares granted for the years ended December 31, 2008, 2007 and 2006 was $28.91, $58.65 and $39.46, respectively. The aggregate intrinsic value of performance shares vested during the years ended December 31, 2008, 2007 and 2006 was $857, $2,545 and $213, respectively.

NON-EMPLOYEE SHARE-BASED COMPENSATION

In connection with the acquisition of Diebold Colombia, S.A. in December 2006, the Company issued 7 restricted shares with a grant-date fair value of $46 per share. These restricted shares vest in five years. The Company also issued warrants to purchase 35 common shares with an exercise price of $46 per share and grant-date fair value of $14.66 per share. The grant-date fair value of the warrants was valued using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.45 percent, dividend yield of 1.63 percent, expected volatility of 30 percent, and contractual life of six years. The warrants vest 20 percent per year for five years and will expire in December 2016.

RIGHTS AGREEMENT

On January 28, 1999, the Board of Directors announced the adoption of a Rights Agreement that provided for Rights to be issued to shareholders of record on February 11, 1999. The description and terms of the Rights were set forth in the Rights Agreement, dated as of February 11, 1999, between the Company and The Bank of New York, as Agent. The Rights Agreement expired on February 11, 2009.

NOTE 4: INCOME TAXES

The components of income from continuing operations before income taxes were as follows:

	Year Ended December 31,
	2008	2007	2006

Domestic	$(4,837)	$(21,415)	$50,808
Foreign	143,799	102,153	111,030

Total	$138,962	$80,738	$161,838

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

Income tax expense (benefit) from continuing operations is comprised of the following components:

	Year Ended December 31,
	2008	2007	2006

Current:
U.S. Federal	$21,073	$8,021	$14,886
Foreign	38,441	30,862	33,863
State and local	4,560	1,527	5,623

Total current	$64,074	$40,410	$54,372
Deferred:
U.S. Federal	$(27,172)	$(9,500)	$(75)
Foreign	45	2,298	(671)
State and local	478	2,589	(710)

Total deferred	$(26,649)	$(4,613)	$(1,456)

Total income tax expense	$37,425	$35,797	$52,916

In addition to the income tax expenses listed above for the years ended December 31, 2008, 2007 and 2006, income tax (benefit) expense allocated directly to shareholders’ equity for the same periods were $(55,782), $16,144, and $(23,497), respectively. Income tax benefit allocated to discontinued operations for the year ended December 31, 2008 was $(10,045).

A reconciliation of the U.S. statutory tax rate and the effective tax rate for continuing operations is as follows:

	Year Ended December 31,
	2008	2007	2006

Statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	2.3	2.4	2.3
Foreign income taxes	(6.9)	0.9	(2.4)
Accrual adjustments	4.6	0.1	0.1
U.S. taxed foreign income	(4.3)	(4.6)	1.0
Subsidiary losses	(1.1)	(11.0)	(2.7)
Goodwill impairment	—	20.0	—
Other	(2.7)	1.5	(0.6)

Effective tax rate	26.9%	44.3%	32.7%

Effective January 1, 2007, the Company adopted FIN 48, which prescribes a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken, or expected to be taken, in a tax return.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

Details of the unrecognized tax benefits are as follows:

	2008	2007

Balance at January 1	$10,714	$9,020
Increases related to prior year tax positions	531	—
Decreases related to prior year tax positions	(1,381)	(1,231)
Increases related to current year tax positions	1,539	4,631
Decreases related to current year tax positions	—	—
Settlements	(2,368)	(1,706)
Reduction due to lapse of applicable statute of limitations	(26)	—

Balance at December 31	$9,009	$10,714

The entire amount of unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate.

The Company classifies interest expense and penalties related to the underpayment of income taxes in the financial statements as income tax expense. Consistent with the treatment of interest expense, the Company accrues interest income on overpayments of income taxes where applicable and classifies interest income as a reduction of income tax expense in the financial statements. As of December 31, 2008 and 2007, accrued interest and penalties related to unrecognized tax benefits totaled approximately $3,149 and $2,474.

The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months. The expected timing of payments cannot be determined with any degree of certainty.

At December 31, 2008, the Company is under audit by the IRS for tax years ending December 31, 2007, 2006 and 2005. All federal tax years prior to 2002 are closed by statute. The Company is subject to tax examination in various U.S. state jurisdictions for tax years 2003 to the present, as well as various foreign jurisdictions for tax years 1997 to the present.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2008	2007

Deferred Tax Assets:
Postretirement benefits	$7,799	$7,663
Accrued expenses	31,303	20,352
Warranty accrual	12,012	5,287
Deferred compensation	16,984	17,488
Bad debts	7,916	10,988
Inventory	18,575	14,454
Deferred revenue	19,144	20,974
Pension	41,935	(6,533)
Research and development credit	3,170	—
Foreign tax credit	20,550	16,299
Net operating loss carryforward	114,902	89,083
State deferred taxes	12,329	6,597
Other	10,160	10,218

	316,779	212,870
Valuation allowance	(97,188)	(85,429)

Net deferred tax assets	$219,591	$127,441

Deferred Tax Liabilities:
Property, plant and equipment	15,287	5,615
Goodwill	47,193	55,447
Finance receivables	6,660	6,828
Software capitalized	4,310	3,558
Partnership income	15,445	13,084
Other	1,219	1,859

Net deferred tax liabilities	90,114	86,391

Net deferred tax asset	$129,477	$41,050

At December 31, 2008, the Company’s domestic and international subsidiaries had deferred tax assets relating to net operating loss (NOL) carryforwards of $114,902. Of these NOL carryforwards, $66,208 expires at various times between 2009 and 2028. The remaining NOL carryforwards of approximately $48,694 do not expire. The Company has a valuation allowance to reflect the estimated amount of deferred tax assets that, more likely than not, will not be realized. The valuation allowance relates primarily to certain international and state NOLs. The net change in total valuation allowance for the years ended December 31, 2008 and 2007 was an increase of $11,759 and $32,167, respectively.

A determination of the unrecognized deferred tax liability on undistributed earnings of non-U.S. subsidiaries and investments in foreign unconsolidated affiliates is not practicable. However, no liability for U.S. income taxes on such undistributed earnings has been provided because it is the Company’s policy to reinvest these earnings indefinitely in operations outside the United States.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

NOTE 5: INVESTMENTS

As of December 31, 2008 and 2007, the Company had $121,387 and $104,976, respectively, of short-term securities and other investments and $70,914 and $75,227, respectively, of long-term securities and other investments. The Company’s investments in certificates of deposit are recorded at cost, which approximates fair value due to their short term nature and lack of volatility. Deposits with banks and money market funds, classified as short-term investments, include accrued interest. The Company’s investments consist of the following:

	December 31,
	2008	2007

Cash surrender value of insurance contracts	$62,934	$61,171
Rabbi trust	7,984	13,492
Certificates of deposit	117,026	104,976
Other	4,357	564

Total securities and other investments	$192,301	$180,203

NOTE 6: FINANCE RECEIVABLES

The components of finance receivables for the net investment in sales-type leases are as follows:

	December 31,
	2008	2007

Total minimum lease receivable	$47,885	$40,157
Estimated unguaranteed residual values	4,558	2,594

	52,443	42,751
Less:
Unearned interest income	(5,164)	(3,406)
Unearned residuals	(1,133)	(649)

	(6,297)	(4,055)

Total(1)	$46,146	$38,696

(1)	Finance receivables include $7,971 and $11,655 for the years ended December 31, 2008 and 2007, respectively, of receivables owned by Diebold OLTP Systems. The company owns fifty-percent of Diebold OLTP Systems, which is consolidated.

Future minimum lease receivables due from customers under sales-type leases as of December 31, 2008 are as follows:

Sales
Type Leases

2009	$13,257
2010	17,665
2011	8,252
2012	5,761
2013	2,473
Thereafter	477

$47,885

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

NOTE 7: INVENTORIES

Major classes of inventories at December 31 are summarized as follows:

	December 31,
	2008	2007

Finished goods	$276,439	$252,729
Service parts	144,742	152,039
Work in process	54,752	64,414
Raw materials	65,038	64,437

Total inventories	$540,971	$533,619

The Company had a write down of inventory of $12,969 in 2008 and $3,713 in 2007, related to select equipment within PESI.

NOTE 8: PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment, at cost less accumulated depreciation and amortization, at December 31:

	Estimated
	Useful Life	December 31,
	(years)	2008	2007

Land and land improvements	0-15	$6,178	$6,230
Buildings and building equipment	15	59,230	57,809
Machinery, tools and equipment	5-12	107,918	103,359
Leasehold improvements	10	20,811	19,201
Computer equipment	3-5	75,869	87,984
Computer software	5-10	150,387	137,509
Furniture and fixtures	5-8	72,486	73,531
Tooling	3-5	76,228	73,320
Construction in progress		10,844	16,853

Total property plant and equipment		579,951	575,796
Less accumulated depreciation and amortization		376,357	355,740

Total property plant and equipment, net		$203,594	$220,056

During 2008, 2007 and 2006, depreciation expense, computed on a straight-line basis over the estimated useful lives of the related assets, was $55,295, $45,549 and $45,695, respectively.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

NOTE 9: NOTES PAYABLE

The notes payable balances as of December 31 were as follows:

	December 31,
	2008	2007

Notes payable — current:
Revolving foreign currency loans(1)	$8,084	$7,473
Revolving U.S. dollar loans	2,512	7,334

	$10,596	$14,807

Notes payable — long term:
Revolving euro loans(2)	$49,588	$99,264
Revolving U.S. dollar loans	245,000	210,000
Senior notes	300,000	300,000

	$594,588	$609,264

Total notes payable	$605,184	$624,071

(1)	Indian rupees (INR) 394,519 borrowings translated at the applicable December 31, 2008 spot rate; INR 177,390 borrowing translated at the applicable December 31, 2007 spot rate.

(2)	€35,476 borrowing translated at the applicable December 31, 2008 spot rate; €68,045 borrowing translated at the applicable December 31, 2007 spot rate.

The Company has a credit facility with borrowing limits of $509,665, ($300,000 and €150,000, translated) at December 31, 2008. Under the terms of the credit facility agreement, the Company has the ability to increase the borrowing limits by $150,000. This facility expires on April 27, 2010. As of December 31, 2008, $294,588 was outstanding under the Company’s credit facility and $215,077 was available for borrowing.

In March 2006, the Company issued senior notes in an aggregate principal amount of $300,000 with a weighted average fixed interest rate of 5.50 percent. The maturity dates of the senior notes are staggered, with $75,000, $175,000 and $50,000 becoming due in 2013, 2016 and 2018, respectively. Additionally, the Company entered into a derivative transaction to hedge interest rate risk on $200,000 of the senior notes, which was treated as a cash flow hedge. This reduced the effective interest rate by 14 basis points from 5.50 to 5.36 percent.

The amount of committed loans at December 31, 2008 that remained available was $55,000 and €114,523 ($160,077 translated). In addition to the committed lines of credit, $37,500, 28,000 Brazilian real ($11,981 translated), and 34,072 Indian rupees ($698 translated) in uncommitted lines of credit were available as of December 31, 2008.

The average interest rate on the Company’s bank credit lines was 3.90 percent, 5.46 percent and 4.66 percent for the years ended December 31, 2008, 2007 and 2006, respectively. Interest charged to expense for the years ended December 31, 2008, 2007 and 2006 was $30,137, $33,077 and $34,883, respectively.

Maturities of notes payable as of December 31, 2008 are as follows: $10,596 in 2009, $294,588 in 2010, $75,000 in 2013 and $225,000 thereafter.

The Company’s financing agreements contain various restrictive financial covenants, including net debt to capitalization and net interest coverage ratios. As of December 31, 2008, the Company was in compliance with the financial covenants in our debt agreements.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

NOTE 10: OTHER LONG-TERM LIABILITIES

Included in other long-term liabilities are bonds payable. Bonds payable at December 31 consist of the following:

	December 31,
	2008	2007
Industrial development revenue bond due January 1, 2017	$4,400	$4,400
Industrial development revenue bond due June 1, 2017	7,500	7,500

Total long-term bonds payable	$11,900	$11,900

In 1997, industrial development revenue bonds were issued on behalf of the Company. The proceeds from the bond issuances were used to construct new manufacturing facilities in the United States. The Company guaranteed the payments of principal and interest on the bonds by obtaining letters of credit. Each industrial development revenue bond carries a variable interest rate, which is reset weekly by the remarketing agents. The average interest rate on the bonds was 2.66 percent, 3.73 percent and 3.55 percent for the years ended December 31, 2008, 2007 and 2006, respectively. Interest on the bonds charged to expense for the years ended December 31, 2008, 2007 and 2006 was $329, $446 and $432, respectively. As of December 31, 2008, the Company was in compliance with the financial covenants of its loan agreements and believes the financial covenants will not restrict its future operations.

NOTE 11: BENEFIT PLANS

Qualified Pension Benefits Plans that cover salaried employees provide pension benefits based on the employee’s compensation during the ten years before retirement. The Company’s funding policy for salaried plans is to contribute annually based on actuarial projections and applicable regulations. Plans covering hourly employees and union members generally provide benefits of stated amounts for each year of service. The Company’s funding policy for hourly plans is to make at least the minimum annual contributions required by applicable regulations. Employees of the Company’s operations in countries outside of the United States participate to varying degrees in local pension plans, which in the aggregate are not significant. In addition to these plans, union employees in one of the Company’s U.S. manufacturing facilities participate in the International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers-Communications Workers of America (IUE-CWA) multi-employer pension fund. Pension expense related to the multi-employer pension plan was $202, $214 and $431 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

Prior to 2008, the Company used a September 30 measurement date to report its pension and other benefits at fiscal year-end. In accordance with SFAS No. 158 (SFAS 158), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No, 87, 88, 106 and 132(R), the Company remeasured its plan assets and benefit obligations on January 1, 2008 in order to transition to a fiscal year-end measurement date. This resulted in a cumulative beginning of year adjustment to retained earnings of $1,092 for Pension Benefits and $295 for Other Benefits.

The following tables set forth the change in benefit obligation, change in plan assets, funded status, Consolidated Balance Sheet presentation and net periodic benefit cost for the Company’s defined benefit pension plans and other benefits at December 31:

	Pension Benefits		Other Benefits
	December 31,		December 31,
	2008	2007	2008	2007
Change in benefit obligation
Benefit obligation at beginning of year	$435,070	$426,791	$19,972	$23,395
Service cost	12,335	11,429	3	6
Interest cost	35,046	25,592	1,526	1,358
Amendments	—	276	—	—
Actuarial loss (gain)	937	(11,674)	(46)	(2,531)
Plan participants’ contributions	—	—	159	206
Benefits paid	(22,185)	(17,011)	(3,278)	(2,462)
Curtailments	(39)	(514)	—	—
Other	(33)	181	235	—

Benefit obligation at end of year	$461,131	$435,070	$18,571	$19,972

Change in plan assets
Fair value of plan assets at beginning of year	$453,085	$397,766	$—	$—
Actual return on plan assets	(111,040)	60,900	—	—
Employer contributions	7,473	11,430	3,119	2,256
Plan participant contributions	—	—	159	206
Benefits paid	(22,185)	(17,011)	(3,278)	(2,462)

Fair value of plan assets at end of year	$327,333	$453,085	$—	$—

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

	Pension Benefits		Other Benefits
	December 31,		December 31,
	2008	2007	2008	2007
Funded status
Funded status	$(133,798)	$18,015	$(18,571)	$(19,972)
Unrecognized net actuarial loss	168,246	12,739	5,779	6,375
Unrecognized prior service cost (benefit)	1,915	2,433	(3,001)	(3,647)

Prepaid (accrued) pension cost	$36,363	$33,187	$(15,793)	$(17,244)

Amounts recognized in Balance Sheets
Noncurrent assets	$—	$57,917	$—	$—
Current liabilities	(2,725)	(2,690)	(1,931)	(2,191)
Noncurrent liabilities(1)	(131,073)	(37,212)	(16,640)	(17,781)
Accumulated other comprehensive income	170,161	15,172	2,778	2,728

Net amount recognized	$36,363	$33,187	$(15,793)	$(17,244)

(1)	Included in the Consolidated Balance Sheets in Pensions and other benefits and Postretirement and other benefits are international benefit liabilities.

	Pension Benefits			Other Benefits
	December 31,			December 31,
	2008	2007	2006	2008	2007	2006
Components of net periodic benefit cost
Service cost	$9,839	$11,429	$11,179	$2	$6	$8
Interest cost	28,046	25,592	23,045	1,221	1,358	1,294
Expected return on plan assets	(35,747)	(33,008)	(30,995)	—	—	—
Amortization of prior service cost(1)	381	614	765	(517)	(516)	(532)
Recognized net actuarial loss	804	4,033	4,552	432	731	792
Special termination benefits	—	—	—	—	—	(74)
Curtailment gain	(52)	(489)	—	—	—	—

Net periodic pension benefit cost	$3,271	$8,171	$8,546	$1,138	$1,579	$1,488

(1)	The annual amortization of pension benefits prior service costs is determined as the increase in projected benefit obligation due to the plan change divided by the average remaining service period of participating employees expected to receive benefits under the plan.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

The following table represents information for pension plans with an accumulated benefit obligation in excess of plan assets for the year ended December 31, 2008 and 2007, respectively:

	December 31,
	2008	2007
Projected benefit obligation	$461,131	$39,901
Accumulated benefit obligation	415,648	37,562
Fair value of plan assets	327,333	—

The accumulated benefit obligation for all defined benefit pension plans was $415,648 and $390,279 at December 31, 2008 and 2007, respectively.

The following table represents the weighted-average assumptions used to determine benefit obligations at December 31, 2008 and 2007, respectively.

	Pension Benefits		Other Benefits
	December 31,		December 31,
	2008	2007	2008	2007
Assumptions
Discount rate	6.41%	6.50%	6.41%	6.50%
Rate of compensation increase	3.25%	3.50%

The following table represents the weighted-average assumptions used to determine periodic benefit cost at December 31, 2008 and 2007, respectively.

	Pension Benefits		Other Benefits
	December 31,		December 31,
	2008	2007	2008	2007
Assumptions
Discount rate	6.63%	6.13%	6.63%	6.13%
Expected long-term return on plan assets	8.50%	8.75%
Rate of compensation increase	3.50%	3.00%

The expected long-term rate of return on plan assets is primarily determined using the plan’s current asset allocation and its expected rates of return based on a geometric averaging over 20 years. The Company also considers information provided by its investment consultant, a survey of other companies using a December 31 measurement date and the Company’s historical asset performance in determining the expected long-term rate of return. The discount rate was determined with the assistance of a third-party using cash-flow bond matching analysis. The rate of compensation increase assumptions reflects the Company’s long-term actual experience and future and near-term outlook. Pension benefits are funded through deposits with trustees. The market-related value of plan assets is calculated under an adjusted market-value method. The value is determined by adjusting the fair value of assets to reflect the investment gains and losses (i.e., the difference between the actual investment return and the expected investment return on the market-related value of assets) during each of the last five years at the rate of 20 percent per year.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

The following table represents assumed health care cost trend rates at December 31, 2008 and 2007, respectively.

	December 31,
	2008	2007
Healthcare cost trend rate assumed for next year	9.00%	7.57%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.20%	5.00%
Year that rate reaches ultimate trend rate	2099	2014

The healthcare trend rates are reviewed with the actuaries based upon the results of their review of claims experience. In 2007, the Company used healthcare cost trends of 7.14 percent in 2008 reducing linearly to 5 percent in 2014 for medical benefits and 10 percent in 2008 reducing linearly to 5 percent in 2014 for prescription drug benefits. In 2008, the Company used healthcare cost trends of 9 percent in 2009, decreasing to an ultimate trend of 4.2 percent in 2099 for both medical and prescription drug benefits using the Society of Actuaries Long Term Trend Model with assumptions based on the 2008 Medicare Trustees’ projections. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

	One-Percentage-	One-Percentage-
	Point Increase	Point Decrease
Effect on total of service and interest cost	$80	$(72)
Effect on postretirement benefit obligation	$1,118	$(1,009)

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

Within the equities asset class, the investment policy provides for investments in a broad range of publicly-traded securities including both domestic and international stocks diversified by value, growth and cap size. Within the fixed income asset class, the investment policy provides for investments in a broad range of publicly-traded debt securities with a substantial portion allocated to a long duration strategy in order to partially offset interest rate risk relative to the plan’s liabilities. The alternative asset class allows for investments in diversified strategies with a stable and proven track record and low correlation to the U.S. stock market.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

The following table summarizes the Company’s target mixes for these asset classes in 2009, which are readjusted at least quarterly within a defined range, and the Company’s pension plan asset allocation as of December 31, 2008 and 2007:

	Target	Percentage of Pension Plan,
	Allocation	Assets at December 31,
Asset Category	2009	2008	2007
Equity securities	50%	50%	62%
Debt securities	35%	40%	32%
Real estate	5%	0%	0%
Other	10%	10%	6%
Total	100%	100%	100%

The following table represents the amortization amounts expected to be recognized during 2009:

	Pension	Other
	Benefits	Benefits
Amount of net prior service cost/(credit)	$271	$(517)
Amount of net loss	3,345	442

The Company contributed $6,784 to its pension plans, including contributions to the nonqualified plan, and $2,516 to its other postretirement benefit plan in the year ended December 31, 2008. Also, the Company expects to contribute $14,812 to its pension plans, including the nonqualified plan, and $1,993 to its other postretirement benefit plan in the year ended December 31, 2009.

		Other Benefits
		before	Other Benefits
	Pension	Medicare	after Medicare
Benefit Payments	Benefits	Part D Subsidy	Part D Subsidy
2009	$18,861	$2,251	$1,993
2010	20,169	2,199	1,936
2011	21,556	2,193	1,934
2012	23,467	2,146	1,890
2013	25,244	2,091	1,842
2014 — 2018	156,353	9,240	8,170

Retirement Savings Plan The Company offers an employee 401(k) savings plan (Savings Plan) to encourage eligible employees to save on a regular basis by payroll deductions. Effective July 1, 2003, a new enhanced benefit to the Savings Plan became effective. All new salaried employees hired on or after July 1, 2003 are provided with an employer basic matching contribution in the amount of 100 percent of the first three percent of eligible pay and 60 percent of the next three percent of eligible pay. This new enhanced benefit is in lieu of participation in the pension plan for salaried employees. For employees hired prior to July 1, 2003, the Company matched 60 percent of participating employees’ first three percent of contributions and 40 percent of participating employees’ next three percent of contributions. Total Company match was $12,510, $11,608 and $9,939 for the years ended December 31, 2008, 2007 and 2006, respectively.

Deferred Compensation Plans The Company has deferred compensation plans that enable certain employees to defer receipt of a portion of their compensation and non-employee directors to defer receipt of director fees at the participants’ discretion.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

NOTE 12: LEASES

The Company’s future minimum lease payments due under operating leases for real estate, vehicles and other equipment in effect at December 31, 2008 are as follows:

Year	Total	Real Estate	Equipment
2009	$66,058	$24,465	$41,593
2010	52,050	21,416	30,634
2011	37,629	17,665	19,964
2012	23,261	14,478	8,783
2013	14,939	12,443	2,496
Thereafter	24,645	24,645	—

	$218,582	$115,112	$103,470

Under lease agreements that contain escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term. Rental expense under all lease agreements amounted to approximately $84,708, $83,588 and $81,019 for the years ended December 31, 2008, 2007 and 2006, respectively.

NOTE 13: GUARANTEES AND PRODUCT WARRANTIES

In connection with the construction of certain manufacturing facilities, the Company guaranteed repayment of principal and interest on variable-rate industrial development revenue bonds by obtaining letters of credit. The bonds were issued with a 20-year original term and are scheduled to mature in 2017. At December 31, 2008, the carrying value of the liability was $11,900.

The Company provides its global operations guarantees and standby letters of credit through various financial institutions to suppliers, regulatory agencies and insurance providers. If the Company is not able to make payment, the suppliers, regulatory agencies and insurance providers may draw on the pertinent bank. At December 31, 2008, the maximum future payment obligations relative to these various guarantees totaled $61,615, of which $19,528 represented standby letters of credit to insurance providers, and no associated liability was recorded. At December 31, 2007, the maximum future payment obligations relative to these various guarantees totaled $65,592, of which $22,663 represented standby letters of credit to insurance providers, and no associated liability was recorded.

The Company provides its customers a standard manufacturer’s warranty and records, at the time of the sale, a corresponding estimated liability for potential warranty costs. Estimated future obligations due to warranty claims are based upon

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

historical factors such as labor rates, average repair time, travel time, number of service calls per machine and cost of replacement parts. Changes in the Company’s warranty liability balance are illustrated in the following table:

	December 31,
Warranty liability	2008	2007
Balance at January 1	$26,494	$22,511
Current period accruals	49,689	33,463
Current period settlements	(33,174)	(29,480)

Balance at December 31	$43,009	$26,494

NOTE 14: COMMITMENTS AND CONTINGENCIES

At December 31, 2008, the Company had purchase commitments for materials through contract manufacturing agreements at negotiated prices totaling $19,488.

At December 31, 2008, the Company was a party to several lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the Consolidated Financial Statements would not be materially affected by the outcome of any present legal proceedings, commitments or asserted claims.

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

The Company, including certain of its subsidiaries, filed a lawsuit on May 30, 2008 against the Board of Elections of Cuyahoga County, Ohio, the Board of County Commissioners of Cuyahoga County, Ohio, (collectively, the County), and Ohio Secretary of State Jennifer Brunner (Secretary) regarding several Ohio contracts under which the Company provided electronic voting systems and related services to the State of Ohio and a number of its counties. The complaint seeks a declaration that the Company met its contractual obligations. In response, both the County and the Secretary have filed answers and counterclaims seeking declaratory relief and unspecified damages under several theories of recovery. The Butler County Board of Elections has joined in, and incorporated by reference, the Secretary’s counterclaim. The Secretary has also added ten Ohio counties as additional defendants, claiming that those counties also experienced problems with the voting systems, but many of those counties have moved for dismissal. The Company has not yet responded to the counterclaims.

Management is unable to determine the financial statement impact, if any, of the federal securities class action, the 401(k) class action and the derivative actions as of December 31, 2008.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2008

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

NOTE 15: ACQUISITIONS

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

In February 2008, the Company formed a partnership, D&G Centroamerica, S. de R.L. (D&G), based in Costa Rica with an initial investment of approximately $6,423. The Company owns 51 percent of the partnership. The minority partner of D&G was previously used by the Company as a distributor in Central America. Goodwill and other intangibles, net of amortization, resulting from the acquisition amounted to approximately $731 and $5,686, respectively, as of December 31, 2008. D&G is included as part of the Company’s DI segment.

In January 2007, the Company acquired Brixlogic, Inc. (Brixlogic) based in San Mateo, California for approximately $8,349. Brixlogic is a software development firm previously used by the Company for various software development projects. Other intangibles, net of amortization, resulting from the acquisition amounted to approximately $6,665 as of December 31, 2008. Brixlogic is included as part of the Company’s DNA segment.

NOTE 16:	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company uses derivatives to mitigate the negative economic consequences associated with the fluctuations in currencies and interest rates. SFAS No. 133, (SFAS 133) Accounting for Derivative Instruments and Hedging Activities, requires that all derivative instruments be recorded on the balance sheet at fair value and that the changes in the fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows derivative gains and losses to be reflected in the income statement together with the hedged exposure, and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. The Company does not enter into any speculative positions with regard to derivative instruments.

FOREIGN EXCHANGE

Non-Designated Hedges A substantial portion of the Company’s operations and revenues are international. As a result, changes in foreign exchange rates can create substantial foreign exchange gains and losses from the revaluation of non-functional currency monetary assets and liabilities. The Company’s policy allows the use of foreign exchange forward contracts with maturities of up to 24 months to mitigate the impact of currency fluctuations on those foreign currency asset and liability balances. The Company elected not to apply hedge accounting to its foreign exchange forward contracts under SFAS 133. Thus, derivative gains/losses offset revaluation gains/losses in other income (expense).

Net Investment Hedges The Company has international subsidiaries with assets in excess of liabilities that generate the risk of cumulative translation adjustments within other comprehensive income. The Company uses derivatives to manage potential

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

adverse changes in value of its net investments in Brazil and South Africa. The Company’s policy is to selectively enter into foreign exchange forward contracts with variable maturities documented as net investment hedges to offset certain net investment exchange rate movements. The Company calculates each hedge’s effectiveness quarterly by comparing the cumulative change in the forward contract to the cumulative change in the hedged portion of the net investment on a forward to forward basis. Changes in value that are deemed effective are accumulated in other comprehensive income where they will remain until they are reclassified to income together with the gain or loss on the entire investment upon substantial liquidation of the subsidiary. During the year ended December 31, 2008, a gain of $10,718 was recorded in other comprehensive income related to net investment hedges.

INTEREST RATE

Cash Flow Hedges The Company has variable rate debt and is subject to fluctuations in interest related cash flows due to changes in market interest rates. The Company’s policy allows derivative instruments designated as cash flow hedges which fix a portion of future variable-rate interest expense. The Company has executed two pay-fixed receive-variable interest rate swaps to hedge against changes in the LIBOR benchmark interest rate on a portion of the companies’ LIBOR-based credit facility.

The Company calculates each hedge’s effectiveness quarterly by comparing the cumulative change in the interest rate swaps to the cumulative change in hypothetical interest rate swaps with critical terms that match the credit facility. Changes in value that are deemed effective are accumulated in other comprehensive income and reclassified to interest expense when the hedged interest is accrued. There was no ineffectiveness from over-performance of the interest rate swaps recorded in interest expense in 2008. Should it become probable that the Company’s variable rate borrowings will not occur, the gains or losses on the related cash flow hedges will be reclassified from other comprehensive income to interest expense.

In December 2005 and January 2006, the Company executed pre-issuance cash flow hedges by entering into receive-variable and pay-fixed interest rate swaps related to the anticipated debt issuance in March 2006. Amounts previously recorded in other comprehensive income related to the pre-issuance cash flow hedges will continue to be reclassified to income on a straight-line basis through February 2016.

The following table summarizes the impact of interest rate cash flow hedges on other comprehensive (loss) income (pre-tax) in 2008:

Interest Rate Hedge
January 1, 2008	$1,670
Net change on cash flow hedge	(4,278)
Reclassification to interest expense	(269)

December 31, 2008	$(2,877)

The Company anticipates reclassifying $1,321 from other comprehensive income to interest expense within the next 12 months.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

NOTE 17: RESTRUCTURING CHARGES

The following table summarizes the Company’s restructuring charges by plan for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
DCM Plan	$3,247	$19,977	$—
Germany Plan	6,024	3,224	—
RIF Plan	21,222	—	—
Newark Plan	9,125	—	—
Global R&D Plan	—	—	12,474
Other	1,954	391	14,503

Total	$41,572	$23,592	$26,977

Diebold Cassis Manufacturing (DCM) Plan

During the first quarter of 2006, the Company announced a plan (DCM plan) to close its production facility in Cassis, France in an effort to optimize its global manufacturing operations. As of December 31, 2008, the Company anticipates remaining total costs related to the closure of this facility to be approximately $700. For the year ended December 31, 2008, the Company incurred $3,247 through product cost of sales. The accrual balance as of December 31, 2008 was immaterial to the Company.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

There were no restructuring expenses related to the Company’s Diebold Election Systems (ES) & Other operating segment during the year ended December 31, 2008 for the DCM Plan. Restructuring expenses for the DCM Plan are presented in the following table:

	DNA	DI
Total amount expected to be incurred
Employee severance costs	$—	$18,889
Other(1)	886	10,608

Total expected costs	$886	$29,497

Gain on sale of building	—	(6,438)

Total net expected costs	$886	$23,059

Amount incurred during the year ended December 31, 2008
Employee severance costs	$—	$1,644
Other(1)	886	717

Total costs	$886	$2,361

Amount incurred to date under the plan
Employee severance costs	$—	$18,524
Other(1)	886	10,252

Total costs incurred to date	$886	$28,776

Gain on sale of building	—	(6,438)

Total net costs incurred to date	$886	$22,338

(1)	Other costs include legal and contract termination fees, asset impairment costs, and costs to transfer usable inventory and equipment.

Germany Plan

During the third quarter of 2007, the Company announced a plan (Germany plan) to downsize its operations in Germany in an effort to remove excess capacity. During the first quarter of 2008, the plan was modified to initiate a full closure of operations in Germany in light of further declines in sales opportunities resulting from a fully mature market. For the year ended December 31, 2008, the Company incurred total restructuring charges of $6,024: $1,772 through product cost of sales, $2,769 through service cost of sales, $1,509 through selling and administrative and ($26) through (gain)/loss on sale of assets, net. As of December 31, 2008, the Company does not anticipate incurring any additional costs in relation to this plan and the accrual balance as of December 31, 2008 was immaterial to the Company.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

There were no restructuring expenses related to the Company’s ES & Other operating segment during the year ended December 31, 2008 for the Germany Plan. Restructuring expenses for the Germany Plan are presented in the following table:

	DNA	DI
Total amount expected to be incurred
Employee severance costs	$—	$3,657
Other(1)	466	5,125

Total expected costs	$466	$8,782

Amount incurred during the year ended December 31, 2008
Employee severance costs	$—	$2,638
Other(1)	466	2,920

Total costs	$466	$5,558

Amount incurred to date under the plan
Employee severance costs	$—	$3,657
Other(1)	466	5,125

Total costs incurred to date	$466	$8,782

(1)	Other costs include consulting and legal fees, contract termination fees and asset impairment costs

Reduction-In-Force (RIF) Plan

During the first quarter of 2008, the Company announced a plan to reduce its global workforce (RIF plan), including consolidation of certain international facilities, in an effort to optimize overall operational performance. As of December 31, 2008, the Company anticipates remaining total costs of approximately $1,400 to be incurred through the end of the second quarter of 2009. For the year ended December 31, 2008 the company incurred total restructuring charges of $21,222: $1,208 through product cost of sales, $6,608 through service cost of sales, $9,694 through selling and administrative and $3,712 through research and development. Restructuring expenses for the RIF Plan are presented in the following table:

	DNA	DI	ES & Other
Total amount expected to be incurred
Employee severance costs	$4,616	$13,390	$663
Other(1)	—	3,951	—

Total expected costs	$4,616	$17,341	$663

Amount incurred during the year ended December 31, 2008
Employee severance costs	$4,616	$13,390	$663
Other(1)	—	2,553	—

Total costs	$4,616	$15,943	$663

Amount incurred to date under the plan
Employee severance costs	$4,616	$13,390	$663
Other(1)	—	2,553	—

Total costs incurred to date	$4,616	$15,943	$663

(1)	Other costs include legal fees, contract termination fees and asset impairment costs

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

The restructuring accrual related to the RIF plan is presented in the following table:

	Balance	Liabilities	Liabilities	Balance
	January 1, 2008	Incurred	Paid/Settled	Dec 31, 2008
Employee severance costs	$—	$18,669	$10,964	$7,705
Other	—	2,553	571	1,982

Total	$—	$21,222	$11,535	$9,687

Newark Plan

During the second quarter of 2008, the Company announced a plan (Newark plan) to close its manufacturing facility in Newark, Ohio as part of its continued focus on its strategic global manufacturing realignment. As of December 31, 2008, the Company anticipates remaining total costs related to the closure of this facility to be approximately $1,300. The Company anticipates the closure of this facility to be substantially complete by the end of the first quarter of 2009. For the year ended December 31, 2008, the Company incurred $9,125 through product cost of sales.

There were no restructuring expenses related to the Company’s DI and ES & Other operating segments during the year ended December 31, 2008 for the Newark Plan. Restructuring expenses for the Newark Plan are presented in the following table:

DNA

Total amount expected to be incurred
Employee severance costs	$1,318
Other(1)	9,107

Total expected costs	$10,425

Amount incurred during the year ended December 31, 2008
Employee severance costs	$968
Other(1)	8,157

Total costs	$9,125

Amount incurred to date under the plan
Employee severance costs	$968
Other(1)	8,157

Total costs incurred to date	$9,125

(1)	Other costs include pension obligation.

The restructuring accrual related to the Newark plan is presented in the following table:

	Balance	Liabilities	Liabilities	Balance
	January 1, 2008	Incurred	Paid/Settled	Dec 31, 2008
Employee severance costs	$—	$968	$366	$602
Other	—	8,157	1,422	6,735

Total	$—	$9,125	$1,788	$7,337

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

Global R&D Plan

During 2006, the Company initiated a restructuring plan related to realignment of its global research and development efforts (R&D plan). Total pre-tax costs incurred during 2006 related to the R&D plan were $12,474. The Company incurred $1,085 in its DNA segment, $11,358 in its DI segment and $31 in its ES & Other segment. The income statement line in which these charges are included is $55 in product cost of sales, $3,959 in service cost of sales, $4,380 in selling and administrative, $3,950 in research and development and $130 in other income and expense.

Other Restructuring Charges

During 2008, the Company incurred total other restructuring charges of $1,954: $630 through product cost of sales, $286 through service cost of sales, $577 through selling and administrative and $461 through (gain)/loss on sale of assets, net. Of these charges, $574 was incurred in the DNA segment and $1,380 was incurred in the DI segment.

During 2007, the Company incurred total other restructuring charges of $391 in the DI segment selling and administrative expenses. During 2006, the Company incurred restructuring charges related to the termination of an IT outsourcing agreement of $7,000, realignment of the Company’s global manufacturing operations of $3,017, relocation of its European headquarters of $3,486 and product development rationalization of $1,000. The Company incurred $5,672 in its DNA segment, $8,286 in its DI segment and $545 in its ES & Other segment. The income statement line in which these charges are included is $3,244 in product cost of sales, $10,486 in selling and administrative and the remainder in research and development and other income and expense.

Other Charges

The Company incurred legal, consultation, audit and financial advisory fees (collectively referred to as non-routine expenses) of $45,145 for the year ended December 31, 2008 related to the filing of the restated financial statements and the unsolicited takeover bid from United Technologies Corp. As of December 31, 2008 the accrual balance for these non-routine expenses was approximately $18,000. The Company incurred legal, audit and financial advisory fees of $7,288 and $791 for the years ended December 31, 2007 and 2006, respectively, related to the filing of the restated financial statements.

NOTE 18: FAIR VALUE OF ASSETS AND LIABILITIES

Effective January 1, 2008, the Company adopted SFAS No. 157 (SFAS 157), Fair Value Measurements for its financial assets and liabilities, as required. In February 2008, the FASB issued FASB Staff Position No. 157-2, which deferred the effective date of SFAS 157 for nonfinancial assets and liabilities except for those recognized or disclosed on a recurring basis. SFAS 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring the use of fair value, establishes a framework for measuring fair value, and expands disclosure requirements about such fair value measurements. The standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.

The Company adopted SFAS 157 on January 1, 2008 with respect to financial assets and financial liabilities that are measured at fair value within the Consolidated Financial Statements and deferred the adoption for non-financial assets and non-financial liabilities until January 1, 2009. Accordingly, the provisions of SFAS 157 were not applied to long-lived assets and goodwill and other intangible assets measured for impairment testing purposes.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2008

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

The Company has no financial assets or liabilities for which fair value was measured using Level 3 inputs. Assets and liabilities subject to fair value measurement are as follows:

		Fair Value Measurements at
		Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other
	Fair Value as of	for Identical	Observable
	December 31,	Assets	Inputs
	2008	(Level 1)	(Level 2)
Assets
Short-term investments	$117,026	$117,026	$—
Foreign exchange forward contracts	4,361	—	4,361
Deferred compensation	7,984	7,984	—

Total	$129,371	$125,010	$4,361

Liabilities
Foreign exchange forward contracts	$1,350	$—	$1,350
Interest rate swaps	5,228	—	5,228

Total	$6,578	$—	$6,578

Short-Term Investments The Company has investments in certificates of deposit that are recorded at cost, which approximates fair value due to their short term nature and lack of volatility.

Deferred Compensation Plan The fair value of the Company’s deferred compensation plan is valued using the market approach. The deferred compensation plan is a mix of money market, fixed income and equity funds managed by Vanguard.

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

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

Interest Rate Swaps The Company has variable rate debt and is subject to fluctuations in interest related cash flows due to changes in market interest rates. The Company’s policy allows derivative instruments designated as cash flow hedges which fix a portion of future variable-rate interest expense. The Company has executed two pay-fixed receive-variable plain vanilla interest rate swaps to hedge against changes in the London Interbank Offered Rate (LIBOR) benchmark interest rate on a portion of the Company’s LIBOR- based credit facility. The fair value of the swap is determined using the income approach and is calculated based on LIBOR rates at the reporting date.

NOTE 19: SEGMENT INFORMATION

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

The DNA segment sells and services financial and retail systems in the United States and Canada. The DI segment sells and services financial and retail systems over the remainder of the globe. The ES & Other segment includes the operating results of PESI and the voting and lottery related business in Brazil. Each of the sales channels buys the goods it sells from the Company’s manufacturing plants or through external suppliers. Intercompany sales between legal entities are eliminated in consolidation and intersegment revenue is not significant. Each year, intercompany pricing is agreed upon which drives sales channel operating profit contribution. As permitted under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, certain information not routinely used in the management of these segments, information not allocated back to the segments or information that is impractical to report is not shown. Items not allocated are as follows: interest income, interest expense, equity in the net income of investees accounted for by the equity method, income tax expense or benefit, and other non-current assets.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

The following table represents information regarding our segment information for the years ended December 31, 2008, 2007 and 2006:

SEGMENT INFORMATION BY CHANNEL

	DNA	DI	ES & Other	Total
2008
Customer revenues	$1,535,989	$1,479,983	$154,108	$3,170,080
Operating profit	86,936	85,305	4,040	176,281
Capital expenditures	23,232	33,126	1,574	57,932
Depreciation	23,768	28,445	3,082	55,295
Property, plant and equipment, at cost	426,818	139,142	13,991	579,951
Total assets	1,197,572	1,258,206	82,158	2,537,936
2007
Customer revenues	$1,543,055	$1,340,723	$63,703	$2,947,481
Operating profit (loss)	112,990	52,578	(60,890)	104,678
Capital expenditures	13,569	26,348	3,342	43,259
Depreciation	26,612	18,015	922	45,549
Property, plant and equipment, at cost	415,798	147,141	12,857	575,796
Total assets	1,167,782	1,333,815	93,127	2,594,724
2006
Customer revenues	$1,519,669	$1,168,014	$233,291	$2,920,974
Operating profit	119,786	26,604	40,224	186,614
Capital expenditures	18,354	17,785	2,375	38,514
Depreciation	28,634	16,256	805	45,695
Property, plant and equipment, at cost	398,010	147,079	5,408	550,497
Total assets	1,117,286	1,245,117	198,114	2,560,517

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

The following table represents information regarding our revenue by geographic region and by product and service solution for the years ended December 31, 2008, 2007 and 2006:

	December 31,
	2008	2007	2006

Revenue Summary by Geographic Area
The Americas	$2,299,588	$2,115,293	$2,187,256
Asia Pacific	400,558	337,844	290,934
Europe, Middle East and Africa	469,934	494,344	442,784

Total revenue	$3,170,080	$2,947,481	$2,920,974

Total Revenue International vs. Domestic
International	$1,603,963	$1,417,574	$1,354,878
Percentage of total revenue	50.6%	48.1%	46.4%
Domestic	1,566,117	1,529,907	1,566,096
Percentage of total revenue	49.4%	51.9%	53.6%

Total revenue	$3,170,080	$2,947,481	$2,920,974

Revenue Summary by Product and Service Solution
Financial Self-Service:
Products	$1,127,120	$1,050,960	$995,422
Services	1,113,450	1,020,154	943,206

Total Financial Self-Service	2,240,570	2,071,114	1,938,628
Security Solutions
Products	319,493	345,841	322,953
Services	455,909	466,823	426,102

Total Security Solutions	775,402	812,664	749,055
Total Financial Self-Service & Security	3,015,972	2,883,778	2,687,683
Election systems/lottery	154,108	63,703	233,291

Total revenue	$3,170,080	$2,947,481	$2,920,974

The Company had no customers that accounted for more than 10 percent of total net sales in 2008, 2007 and 2006.

NOTE 20: DISCONTINUED OPERATIONS

During the fourth quarter of 2008, the Company decided to discontinue its enterprise security operations in the EMEA region. As a result, the Company recorded a pre-tax impairment charge of $16,658 related to previously recorded goodwill and certain intangible assets. In addition, the Company incurred severance expenses and other charges incidental to the closure of $1,734 in 2008. These charges, along with the results of operations of this enterprise security business, are included in loss from discontinued operations, net of tax of $12,954, $5,400, and $4,370, respectively, in the Company’s Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006. The Company anticipates incurring additional charges associated with this closure of approximately $2,200 during 2009.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

NOTE 21: QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Unaudited Quarterly Results — The following table presents selected unaudited Consolidated Statements of Income data for each quarter for the year ended December 31, 2008 and 2007:

	Year Ended December 31,
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2008	2007	2008	2007	2008	2007	2008	2007
Net sales	$691,908	$641,201	$768,677	$689,782	$886,532	$736,459	$822,963	$880,039
Gross profit	172,361	129,117	192,955	163,294	232,982	176,262	196,318	213,236
Income (loss) from continuing operations	14,403	2,193	29,242	20,605	47,447	29,018	10,445	(6,875)
Loss from discontinued operations	(608)	(559)	(2,028)	(787)	(931)	(869)	(9,387)	(3,185)
Net income (loss)	$13,795	$1,634	$27,214	$19,818	$46,516	$28,149	$1,058	$(10,060)
Basic earnings per share:
Income from continuing operations	$0.22	$0.03	$0.44	$0.31	$0.72	$0.44	$0.16	$(0.10)
Loss from discontinued operations	(0.01)	(0.01)	(0.03)	(0.01)	(0.02)	(0.01)	(0.14)	(0.05)

Net income (loss)	$0.21	$0.02	$0.41	$0.30	$0.70	$0.43	$0.02	$(0.15)

Diluted earnings per share:
Income from continuing operations	$0.22	$0.03	$0.44	$0.31	$0.71	$0.43	$0.15	$(0.10)
Loss from discontinued operations	(0.01)	(0.01)	(0.03)	(0.01)	(0.01)	(0.01)	(0.14)	(0.05)

Net income (loss)	$0.21	$0.02	$0.41	$0.30	$0.70	$0.42	$0.01	$(0.15)

Basic weighted-average shares outstanding	66,018	65,673	66,101	65,793	66,101	65,926	66,106	65,966
Diluted weighted-average shares outstanding	66,306	66,468	66,765	66,829	66,758	66,985	66,651	66,513

Included in the fourth quarter 2008 income from continuing operations is a prior period adjustment of $4,877 related to the Company’s deferred tax accounts.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A: CONTROLS AND PROCEDURES

This annual report includes the certifications of our chief executive officer (CEO) and chief financial officer (CFO) required by Rule 13a-14 of the Exchange Act. See Exhibits 31.1 and 31.2. This Item 9A includes information concerning the controls and control evaluations referred to in those certifications.

INTRODUCTION

During 2008, management spent considerable time and resources performing extensive and additional analyses and substantive procedures to support the audit process to complete five sets of financial statements for each of the periods from the second quarter 2007 through the second quarter 2008 to become a current filer with the SEC. In light of these efforts, management was unable to remediate all of the material weaknesses; however, we continue to invest significant time and resources to engage in actions to remediate weaknesses in our internal control over financial reporting. Based on the extensive and additional analyses and substantive procedures performed by management that are designed to facilitate the reliability of financial reporting but that are not part of the internal control over financial reporting, management believes that the Consolidated Financial Statements fairly present, in all material respects, the Company’s financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with US GAAP.

A)	DISCLOSURE CONTROLS AND PROCEDURES

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

In connection with the preparation of this annual report, the Company’s management, under the supervision and with the participation of the CEO and CFO, conducted an evaluation of disclosure controls and procedures, including the remedial actions described below, as of the end of the period covered by this report. Based on that evaluation, certain material weaknesses in internal control over financial reporting, as discussed in detail below and disclosed in previous filings, have not been remediated. As a result, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2008. As described in detail throughout this Item 9A, we continue to take actions to remediate material weaknesses in our internal control over financial reporting.

We continue to use our management certification process to identify matters that might require disclosure and to encourage accountability with respect to the accuracy of our disclosures in order to strengthen our disclosure controls and procedures. Our process requires multiple levels of management to provide sub-certifications, all of which are aggregated and reported to the CEO and CFO for assessment prior to the filing of the quarterly Consolidated Financial Statements. We utilized this process in preparing this annual report.

B)	MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management, under the supervision of the CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, is a process designed by, or under the supervision of, the CEO and CFO and effected by the Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with US GAAP. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of Consolidated Financial Statements in accordance with US GAAP;

•	provide reasonable assurance that receipts and expenditures of the Company are being made only in accordance with appropriate authorization of management and the board of directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Consolidated Financial Statements.

Internal control over financial reporting has inherent limitations because it is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper override. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate the risk.

A material weakness is defined by the SEC as being a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the preparation of this annual report, management, under the supervision and with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the criteria established in the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our assessment identified material weaknesses, as described below; therefore, management has concluded that our internal control over financial reporting was not effective as of December 31, 2008.

Management identified the following control deficiencies as of December 31, 2008 that constituted material weaknesses:

Selection, Application and Communication of Accounting Policies: The Company did not have effective controls over compliance with accounting policies and procedures. In addition, the Company did not effectively communicate accounting policies to the Company’s personnel for consistent application. This entity-level control over financial reporting contributed to other material weaknesses disclosed herein.

Monitoring: The Company did not maintain effective monitoring control activities over balance sheet analytical controls operated by business unit personnel designed to detect breakdowns in controls and errors that could be material in the financial statements.

Manual Journal Entries: The Company did not maintain effective controls over manual journal entries. Specifically, the retention of proper supporting documentation as well as managerial review and approval procedures, which are designed to validate the completeness, accuracy and appropriateness of the entries recorded in the accounting records, were not operating effectively. Further, the Company did not have sufficient monitoring activities in place to detect when controls over manual journal entries were not operating effectively.

Contractual Agreements: The Company did not maintain effective controls over non-routine contractual agreements and/or related supporting information with financial reporting implications. Specifically, there is no standard process to ensure the review and analysis of the accounting impact of non-routine contractual agreements in a timely manner by accounting personnel.

Account Reconciliations: The Company’s controls over account reconciliation controls were not operating effectively. Specifically, the issues that occurred in various accounts involved the Company personnel not taking the steps necessary for an adequate reconciliation in accordance with the Company’s policy. Among some of the issues noted were associates not maintaining supporting documentation, performance of the account reconciliation not occurring timely and/or management review and approval of the reconciliation not occurring timely. In addition, the Company did not have sufficient monitoring activities in place to timely detect when controls over account reconciliations were not operating effectively.

These material weaknesses resulted in material errors in the Company’s historical financial statements. These material errors were corrected by management prior to the issuance of the Company’s consolidated financial statements for the applicable periods.

KPMG LLP, the Company’s independent registered public accounting firm, has issued an auditor’s report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. This report is included at page 42 of this annual report and is incorporated by reference in this Item 9A.

C)	CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As previously disclosed under “Item 9A — Controls and Procedures” in our annual report for the year ended December, 31, 2007, management concluded that our internal control over financial reporting was not effective based on the material weaknesses identified. Management has worked on remediation efforts since the filing of that annual report on September 30, 2008.

During the quarter ended December 31, 2008, management completed the following changes in our internal control over financial reporting related to our six previously reported material weaknesses.

Control Environment: As of December 31, 2008, the Company’s management has sufficient evidence to conclude that the previously disclosed material weakness in the control environment has been fully remediated. Commencing in 2006 and through the date of the filing of this annual report, senior executives have implemented and executed activities designed to communicate and establish an effective culture and tone necessary to support the Company’s control environment. The remediation of this weakness has been addressed with all levels of associates within the Company. In order to reinforce an environment of strong consciousness and the appropriate culture within the Company to assure consistent application of accounting policies, adherence with US GAAP, and the importance of internal control over financial reporting, management has developed and executed ongoing policies for specific and targeted communications involving the executive leadership and the Board of Directors. These communications have been focused on setting the tone and highlighting the requirements and expectations for all employees related to financial reporting controls compliance, personnel responsibilities, processes and avenues for reporting suspected violations of the Company’s Code of Conduct, and mechanisms to answer questions and address potential concerns. In addition, the Company’s executives have attended and will continue to attend educational courses that focus on setting the proper tone at the top, executive fiduciary responsibilities and duties relating to financial reporting and controls.

During the quarter ended December 31, 2008, changes in our internal control over financial reporting occurred related to the following five material weaknesses which continue to exist as of December 31, 2008:

Selection, Application and Communication of Accounting Policies: Management made personnel changes in the accounting and financial reporting functions. Actions were taken, related to appropriate remedial actions with respect to certain employees, including terminations, reassignments, reprimands, increased supervision, and the imposition of financial penalties in the form of compensation adjustments. In addition, management continued to enhance its accounting and finance organization personnel to better align individuals with job responsibilities commensurate with skill-sets, experience, and capabilities. The Company evaluated and made changes to the structure of the finance department, to further align and segregate, where necessary, the responsibilities within the accounting, financial reporting, planning and forecasting functions. In addition, the Company recruited additional qualified senior accounting personnel, and in December 2008 hired a Vice President responsible for Corporate Accounting, Compliance and External Reporting, and has continued to design and implement retention programs to assure that personnel with this background and experience can be retained. Management also implemented select training programs that are designed to assure that the Company’s personnel have knowledge, experience and training in the application of US GAAP commensurate with the Company’s financial reporting requirements.

Monitoring: Management has enhanced its accounting and finance control processes and structure to facilitate completion of detailed analytical reviews of the consolidated balance sheet at a financial statement line item level. This process is designed to supplement other control processes, such as review and approval of manual journal entries and account reconciliations, to validate the accuracy of reported amounts. As of December 31, 2008, at each of the Company’s global entities, management has established a new monitoring control process that includes the completion of a detailed analytical review by related finance management at a level of precision that would detect errors in the financial statements that could be material. This process includes an additional review by the applicable division chief financial officer as well as a review by corporate accounting and finance management. The process includes a review to identify inconsistencies in application of US GAAP, reporting misclassifications of balances, and/or validates that variances in balance sheet accounts are consistent with fluctuations in related income statement accounts.

Manual Journal Entries: Management implemented policies and procedures to manually monitor compliance with its global journal entry accounting policy, which governs requirements for support, review and approval of manual journal entries. Compliance with this policy continues to be rigorously tested on a regular basis by the internal audit group. The Company’s policy was established to provide the requirements to global associates related to the supporting documentation, and accuracy and completeness of manual journal entries, and implemented authorization levels for the approval of manual journal entries that includes the review of certain material manual journal entries by the Vice President — Corporate Controller and/or CFO.

Contractual Agreements: Management has begun to develop a more standardized process for monitoring, updating, and disseminating non-routine contractual agreements to facilitate a complete and timely review by appropriate accounting and other relevant personnel.

Account Reconciliations: Management implemented policies and procedures to manually monitor compliance with its global account reconciliation policy, which governs requirements for content, format, and review and approval of account reconciliations. Compliance with this policy continues to be rigorously tested on a regular basis by the internal audit group. The Company’s policy was established to provide the requirements to global associates related to the supporting documentation, and accuracy and completeness of account reconciliations. Management has begun implementing a global account reconciliation database and compliance monitoring tool related to existence, completeness, accuracy and retention of account reconciliations. As of December 31, 2008, all balance sheet account reconciliations prepared related to the U.S.-based portion of the North America business unit are monitored utilizing this tool. In the fourth quarter of 2008, setup efforts began related to the deployment of this compliance monitoring tool for Canada, Mexico and substantially all entities in the Company’s Europe, Middle East and Africa business unit.

D)	REMEDIATION STEPS TO ADDRESS MATERIAL WEAKNESSES

Management is committed to remediating our material weaknesses in a timely fashion. Our Sarbanes-Oxley compliance function is responsible for helping to monitor our short-term and long-term remediation plans. In addition, we have assigned an executive owner to direct the necessary remedial changes to the overall design of our internal control over financial reporting and to address the root causes of our material weaknesses. Our leadership team is committed to achieving and maintaining a strong control environment, high ethical standards and financial reporting integrity. This commitment will continue to be communicated to and reinforced with our associates.

Our remediation efforts, outlined below, are intended to address the identified material weaknesses in internal control over financial reporting.

The Company’s management believes the remediation measures described below will remediate the identified control deficiencies and strengthen the Company’s internal control over financial reporting. As management continues to evaluate and work to improve its internal control over financial reporting, it may be determined that additional measures must be taken to address control deficiencies or it may be determined that the Company needs to modify, or in appropriate circumstances not to complete, certain of the remediation measures described below.

Selection, Application and Communication of Accounting Policies: In December 2008, management began drafting a policy to clarify requirements related to proper revenue recognition to facilitate global compliance with its existing revenue recognition policy. It is planned that this policy will be finalized and published by March 31, 2009. At this time, the Company anticipates that the remediation efforts related to certain other accounting policies, including training, will be fully implemented globally by the quarter ending June 30, 2009.

Monitoring: As noted above, management has enhanced its accounting and finance processes and structure to facilitate completion of detailed analytical reviews of the consolidated balance sheet at a financial statement line item level. This process starts with the completion of a detailed analytical review at each of the Company’s global entities, and includes several managerial reviews at a level of precision that is designed to detect errors in the financial statements that could be material. In the opinion of management, these remedial actions were not in place for a sufficient amount of time in the fourth quarter of 2008 to conclude that the new control procedures were operating effectively as of December 31, 2008. The Company anticipates that the remediation efforts will be fully implemented in the first quarter ending March 31, 2009. This will allow the Company sufficient time to test the ongoing design and operating effectiveness of these controls.

Manual Journal Entries: Management is planning the utilization of systematic application controls for journal entry approvals within its global accounting close process. In addition, as part of our standard period end financial closing procedures, management will continue to enhance the monitoring process and controls related to manual journal entry by continuing to conduct proper managerial reviews and approvals of the completeness, accuracy, and appropriateness of the entries recorded in the accounting records. At this time, the Company anticipates that the remediation efforts will be fully implemented globally by the end of 2009.

Contractual Agreements: Management continues to evaluate and enhance controls to develop a more formalized process for monitoring, updating, and disseminating non-routine contractual agreements to facilitate a complete and timely review by accounting personnel. Additional controls include the implementation of a global contractual agreement database to facilitate management’s review and accounting evaluation related to existence, completeness, approval, and retention of global contractual agreements amongst the various departments. At this time, the Company anticipates that the remediation efforts will be fully implemented globally by the quarter ending June 30, 2009.

Account Reconciliations: As mentioned above, in December 2007, management began implementing a global account reconciliation compliance monitoring tool related to existence, completeness, accuracy and retention of account reconciliations. As of December 31, 2008, all balance sheet account reconciliations prepared for the U.S.-based portion of the North America business unit are monitored utilizing this tool. In the fourth quarter of 2008, setup efforts related to the deployment of this compliance monitoring tool has begun for the following entities: Canada, Mexico and substantially all entities in the Company’s Europe, Middle East and Africa business unit. At this time, the Company anticipates that the remediation efforts will be fully implemented globally by the end of 2009. In the meantime, management utilizes manual monitoring processes to ensure that reconciliations are completed, reviewed and approved in a timely fashion.

The five material weaknesses identified by management and discussed above are not fully remediated as of the date of the filing of this annual report. Substantive procedures that are not a component of our internal control over financial reporting have been performed by the Company in consultation with external accounting advisors to ensure the underlying transactions within this annual report are supported and the financial statements are fairly stated as of the date of the filing of this annual report. Under the direction of the Audit Committee, management has developed a detailed plan and timetable for the implementation of the above-referenced remedial measures, and will monitor their implementation. In addition, under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of our internal control over financial reporting, as well as policies and procedures to improve the overall effectiveness of our internal control over financial reporting.

Management estimates the total cost for remediation efforts to be approximately $3.0 million, which includes $2.4 million of consultation fees and $0.6 million of internal costs, including software purchases.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to directors of the Company, including the audit committee and the designated audit committee financial experts, is included in the Company’s proxy statement for the 2009 Annual Meeting of Shareholders (“2009 Annual Meeting”) and is incorporated herein by reference. Information with respect to any material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors is included in the Company’s proxy statement for the 2009 Annual Meeting and is incorporated herein by reference. The following table summarizes information regarding executive officers of the Company:

Name, Age, Title and Year Elected to Present Office	Other Positions Held Last Five Years
Thomas W. Swidarski — 50 President and Chief Executive Officer Year elected: 2005	Oct-Dec 2005: President and Chief Operating Officer; 2001-2005: Senior Vice President, Financial Self-Service Group
Kevin J. Krakora — 53 Executive Vice President and Chief Financial Officer Year elected: 2006	2005-2006: Vice President and Chief Financial Officer; 2001-2005: Vice President and Corporate Controller
George S. Mayes, Jr. — 50 Executive Vice President, Global Operations Year elected: 2008	2006-Apr 2008: Senior Vice President, Supply Chain Management; 2005-2006: Vice President, Global Supply Chain Management; 2002-2004: Chief Operating Officer, Tinnerman Palnut Engineered Products, Inc.
David Bucci — 57 Senior Vice President, Customer Solutions Group Year elected: 2001
James L. M. Chen — 48 Senior Vice President, EMEA/AP Divisions Year elected: 2007	2006-Feb 2007: Vice President, EMEA/AP Divisions; 1998-2006: Vice President and Managing Director Asia/Pacific
Charles E. Ducey, Jr. — 53 Senior Vice President, Global Development and Services Year elected: 2006	2005-Jan 2006: Vice President, Global Development and Services; 2001-2005: Vice President, Customer Service Solutions Diebold North America
Dennis M. Moriarty — 56 Senior Vice President, Global Security Division Year elected: 2006	2001-2006: Vice President, Global Security Division
Warren W. Dettinger — 55 Vice President and General Counsel Year elected: 2008	Dec 2004-Apr 2008: Vice President, General Counsel and Secretary; 1987-2004: Vice President and General Counsel
Sean F. Forrester — 44 Vice President and Chief Information Officer Year elected: 2007	Dec 2006-Sept 2007: Vice President, Information Technology; Mar-Dec 2006: Vice President, Information Technology, SPX Corp. Test & Measurement Group; 2005-2006: Corporate Director IT Planning & Governance, Dana Corp.; 2002-2005: Heavy Vehicle Group — SBU IT Director/Division CIO, Dana Corp.
Chad F. Hesse — 36 Corporate Counsel and Secretary Year elected: 2008	2004-Apr 2008: Corporate Counsel and Assistant Secretary; 2002-2004: Associate Attorney, Hahn, Loeser & Parks LLP
M. Scott Hunter — 47 Vice President, Chief Tax Officer Year elected: 2006	Jan-Apr 2006: Vice President, Tax; 2004-Jan 2006: Senior Tax Director; 2003-2004: Director, Tax
John D. Kristoff — 41 Vice President, Chief Communications Officer Year elected: 2006	2005-2006: Vice President, Corporate Communications and Investor Relations; 2004-2005: Vice President, Investor Relations; 2001-2004: Director, Global Communications
Timothy J. McDannold — 46 Vice President and Treasurer Year elected: 2007	2000-2007: Vice President and Assistant Treasurer

Name, Age, Title and Year Elected to Present Office	Other Positions Held Last Five Years
Leslie A. Pierce — 45 Vice President and Corporate Controller Year elected: 2007	Mar 2006-May 2007: Vice President, Accounting, Compliance and External Reporting; 1999-Mar 2006: Manager, Special Projects
Sheila M. Rutt — 40 Vice President, Chief Human Resources Officer Year elected: 2005	2002-2005: Vice President, Global Human Resources
Robert J. Warren — 62 Vice President, Corporate Development and Finance Year elected: 2007	1990-Jul 2007: Vice President and Treasurer

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Information with respect to Section 16(a) Beneficial Ownership Reporting Compliance is included in the Company’s proxy statement for the 2009 Annual Meeting and is incorporated herein by reference.

ITEM 11:	EXECUTIVE COMPENSATION

Information with respect to executive officer and director’s compensation is included in the Company’s proxy statement for the 2009 Annual Meeting and is incorporated herein by reference. Information with respect to compensation committee interlocks and insider participation and the compensation committee report is included in the Company’s proxy statement for the 2009 Annual Meeting and is incorporated herein by reference.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management and equity compensation plan information is included in the Company’s proxy statement for the 2009 Annual Meeting and is incorporated herein by reference.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to certain relationships and related transactions and director independence is included in the Company’s proxy statement for the 2009 Annual Meeting and is incorporated herein by reference.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to principal accountant fees and services is included in the Company’s proxy statement for the 2009 Annual Meeting and is incorporated herein by reference.

PART IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Documents filed as a part of this annual report.

•	Consolidated Balance Sheets at December 31, 2008 and 2007

•	Consolidated Statements of Income for the Years Ended December 31, 2008, 2007 and 2006

•	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2008, 2007 and 2006

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006

•	Notes to Consolidated Financial Statements

•	Reports of Independent Registered Public Accounting Firm

(a) 2. Financial statement schedule

The following report and schedule are included in this Part IV, and are found in this annual report:

•	Report of Independent Registered Public Accounting Firm, and

•	Valuation and Qualifying Accounts.

All other schedules are omitted, as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes.

(a) 3. Exhibits

3	.1(i)	Amended and Restated Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.1(i) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 (Commission File No. 1-4879)
3	.1(ii)	Amended and Restated Code of Regulations — incorporated by reference to Exhibit 3.1(ii) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 of Diebold, Incorporated (Commission File No. 1-4879)
3.2		Certificate of Amendment by Shareholders to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.2 to Registrant’s Form 10-Q for the quarter ended March 31, 1996 (Commission File No. 1-4879)
3.3		Certificate of Amendment to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.3 to Registrant’s Form 10-K for the year ended December 31, 1998 (Commission File No. 1-4879)
4.1		Rights Agreement dated as of February 11, 1999 between Diebold, Incorporated and The Bank of New York — incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form 8-A, filed on February 2, 1999 (Commission File No. 1-4879)
*10	.1	Form of Amended and Restated Employment Agreement
*10	.5(i)	Supplemental Employee Retirement Plan I as amended and restated January 1, 2008
*10	.5(ii)	Supplemental Employee Retirement Plan II as amended and restated July 1, 2002 — incorporated by reference to Exhibit 10.5(ii) to Registrant’s Form 10-Q for the quarter ended September 30, 2002 (Commission File No. 1-4879)
*10	.5(iii)	Pension Restoration Supplemental Executive Retirement Plan
*10	.5(iv)	Pension Supplemental Executive Retirement Plan
*10	.5(v)	401(k) Restoration Supplemental Executive Retirement Plan
*10	.5(vi)	401(k) Supplemental Executive Retirement Plan
*10	.7(i)	1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992 (Commission File No. 1-4879)
*10	.7(ii)	Amendment No. 1 to the Amended and Restated 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998 (Commission File No. 1-4879)
*10	.7(iii)	Amendment No. 2 to the Amended and Restated 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 2003 (Commission File No. 1-4879)

*10	.7(iv)	Deferred Compensation Plan No. 2 for Directors of Diebold, Incorporated
*10	.8(i)	1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 — incorporated by reference to Exhibit 4(a) to Form S-8 Registration Statement No. 333-60578
*10	.8(ii)	Amendment No. 1 to the 1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 — incorporated by reference to Exhibit 10.8 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 2004 (Commission File No. 1-4879)
*10	.8(iii)	Amendment No. 2 to the 1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 — incorporated by reference to Exhibit 10.8 (iii) to Registrant’s Form 10-Q for the quarter ended March 31, 2004 (Commission File No. 1-4879)
*10	.8(iv)	Amendment No. 3 to the 1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 — incorporated by reference to Exhibit 10.8 (iv) to Registrant’s Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 1-4879)
*10	.9	Long-Term Executive Incentive Plan — incorporated by reference to Exhibit 10.9 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993 (Commission File No. 1-4879)
*10	.10	Deferred Incentive Compensation Plan No. 2
*10	.11	Annual Incentive Plan — incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 1-4879)
*10	.13(i)	Forms of Deferred Compensation Agreement and Amendment No. 1 to Deferred Compensation Agreement — incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 (Commission File No. 1-4879)
*10	.13(ii)	Section 162(m) Deferred Compensation Agreement (as amended and restated January 29, 1998) — incorporated by reference to Exhibit 10.13 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998 (Commission File No. 1-4879)
*10	.14	Deferral of Stock Option Gains Plan — incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (Commission File No. 1-4879)
10	.17(i)	Amended and Restated Loan Agreement dated as of April 30, 2003 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, N.A. — incorporated by reference to Exhibit 10.17 to Registrant’s Form 10-Q for the quarter ended June 30, 2003 (Commission File No. 1-4879)
10	.17(ii)	First Amendment to Loan Agreement, dated as of April 28, 2004 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, N.A. — incorporated by reference to Exhibit 10.17 (ii) to Registrant’s Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 1-4879)
10	.17(iii)	Second Amendment to Loan Agreement, dated as of April 27, 2005 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and JPMorgan Chase Bank N.A. (successor by merger to Bank One, N.A.) — incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on May 3, 2005 (Commission File No. 1-4879)
10	.17(iv)	Third Amendment to Loan Agreement, dated as of November 16, 2005 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and JPMorgan Chase Bank N.A. (successor by merger to Bank One, N.A.) — incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on November 22, 2005 (Commission File No. 1-4879)
10	.17(v)	Fourth Amendment to Loan Agreement, dated November 27, 2006 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and JPMorgan Chase Bank N.A. — incorporated by reference to Exhibit 10.17(v) to Registrant’s Form 10-K for the year ended December 31, 2006. (successor by merger to Bank One, N.A.) (Commission File No. 1-4879)
10	.20(i)	Transfer and Administration Agreement, dated as of March 30, 2001 by and among DCC Funding LLC, Diebold Credit Corporation, Diebold, Incorporated, Receivables Capital Corporation and Bank of America, National Association and the financial institutions from time to time parties thereto— incorporated by reference to Exhibit 10.20(i) to Registrant’s Form 10-Q for the quarter ended March 31, 2001 (Commission File No. 1-4879)
10	.20(ii)	Amendment No. 1 to the Transfer and Administration Agreement, dated as of May 2001, by and among DCC Funding LLC, Diebold Credit Corporation, Diebold, Incorporated, Receivables Capital Corporation and Bank of America, National Association and the financial institutions from time to time parties thereto — incorporated by reference to Exhibit 10.20 (ii) to Registrant’s Form 10-Q for the quarter ended March, 31, 2001 (Commission File No. 1-4879)
*10	.22	Form of Non-Qualified Stock Option Agreement — incorporated by reference to Exhibit 10.22 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (Commission File No. 1-4879)
*10	.23	Form of Restricted Share Agreement — incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on February 16, 2005 (Commission File No. 1-4879)
*10	.24	Form of RSU Agreement

*10	.25	Form of Performance Share Agreement
*10	.26	Diebold, Incorporated Annual Cash Bonus Plan — incorporated by reference to Exhibit A to Registrants’ Proxy Statement on Schedule 14A filed on March 16, 2005 (Commission File No. 1-4879)
10.27		Form of Note Purchase Agreement — incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on March 8, 2006 (Commission File No. 1-4879)
*10	.28	Amended and Restated Employment Agreement between Diebold, Incorporated and Thomas W. Swidarski, as amended as of December 29, 2008
*10	.29	Amended and Restated Employment [Change in Control] Agreement between Diebold, Incorporated and Thomas W. Swidarski, as amended as of December 29, 2008
*10	.30	Form of Deferred Shares Agreement
21.1		Subsidiaries of the Registrant as of December 31, 2008
23.1		Consent of Independent Registered Public Accounting Firm
24.1		Power of Attorney
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2		Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 15(b) of this annual report.

(b)	Refer to this Form 10-K for an index of exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIEBOLD, INCORPORATED

Date: February 27, 2009

By:	/s/ Thomas W. Swidarski
Thomas W. Swidarski
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas W. Swidarski Thomas W. Swidarski	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2009

/s/ Kevin J. Krakora Kevin J. Krakora	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2009

/s/ Leslie A. Pierce Leslie A. Pierce	Vice President and Corporate Controller (Principal Accounting Officer)	February 27, 2009

* Phillip R. Cox	Director	February 27, 2009

/s/ Louis V. Bockius III Louis V. Bockius III	Director	February 27, 2009

/s/ Richard L. Crandall Richard L. Crandall	Director	February 27, 2009

* Gale S. Fitzgerald	Director	February 27, 2009

* Phillip B. Lassiter	Director	February 27, 2009

* John N. Lauer	Director	February 27, 2009

/s/ Eric J. Roorda Eric J. Roorda	Director	February 27, 2009

/s/ Henry D.G. Wallace Henry D.G. Wallace	Director	February 27, 2009

Signature	Title	Date

/s/ Alan J. Weber Alan J. Weber	Director	February 27, 2009

*	The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and directors of the Registrant and filed with the Securities and Exchange Commission on behalf of such officers and directors.

Date: February 27, 2009

*By:	/s/ Kevin J. Krakora
Kevin J. Krakora, Attorney-in-Fact

DIEBOLD, INCORPORATED AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(In thousands)

	Balance at
	beginning of			Balance at
	year	Additions	Deductions	end of year

Year ended December 31, 2008
Allowance for doubtful accounts	$33,707	$16,336	$24,983	$25,060
Year ended December 31, 2007
Allowance for doubtful accounts	$32,104	$22,425	$20,822	$33,707
Year ended December 31, 2006
Allowance for doubtful accounts	$28,242	$15,853	$11,991	$32,104

EXHIBIT INDEX

EXHIBIT NO.		DOCUMENT DESCRIPTION

10.1		Form of Amended and Restated Employment Agreement
10	.5(i)	Supplemental Employee Retirement Plan I as amended and restated January 1, 2008
10	.5(iii)	Pension Restoration Supplemental Executive Retirement Plan
10	.5(iv)	Pension Supplemental Executive Retirement Plan
10	.5(v)	401(k) Restoration Supplemental Executive Retirement Plan
10	.5(vi)	401(k) Supplemental Executive Retirement Plan
10	.7(iv)	Deferred Compensation Plan No. 2 for Directors of Diebold, Incorporated
10.10		Deferred Incentive Compensation Plan No. 2
10.24		Form of RSU Agreement
10.25		Form of Performance Share Agreement
10.28		Amended and Restated Employment Agreement between Diebold, Incorporated and Thomas W. Swidarski, as amended as of December 29, 2008
10.29		Amended and Restated Employment [Change in Control] Agreement between Diebold, Incorporated and Thomas W. Swidarski, as amended as of December 29, 2008
10.30		Form of Deferred Shares Agreement
21.1		Significant Subsidiaries of the Registrant
23.1		Consent of Independent Registered Public Accounting Firm
24.1		Power of Attorney
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350