Form 10-Q
period 2009-03-31
DIEBOLD INC
filed 2009-05-08
CIK 28823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Registrant’s telephone number, including area code: (330) 490-4000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $1.25 Par Value — 66,248,140 shares as of May 1, 2009

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
INDEX

PART I — FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
DIEBOLD, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$221,754	$241,436
Short-term investments	103,515	121,387
Trade receivables, less allowances for doubtful accounts of $23,731 and $25,060, respectively	434,156	447,079
Inventories	539,463	540,971
Deferred income taxes	96,126	95,086
Prepaid expenses	45,711	42,909
Other current assets	124,836	125,250

Total current assets	1,565,561	1,614,118

Securities and other investments	70,428	70,914
Property, plant and equipment, at cost	581,537	579,951
Less accumulated depreciation and amortization	382,309	376,357

Property, plant and equipment, net	199,228	203,594
Goodwill	400,942	408,303
Other assets	249,273	241,007

Total assets	$2,485,432	$2,537,936

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$12,610	$10,596
Accounts payable	157,532	195,483
Deferred revenue	239,991	195,164
Other current liabilities	321,267	334,154

Total current liabilities	731,400	735,397

Notes payable — long term	584,203	594,588
Pensions and other benefits	119,759	131,792
Postretirement and other benefits	31,914	32,857
Deferred income taxes	34,964	35,307
Other long-term liabilities	44,354	43,737
Commitments and contingencies	—	—

Shareholders’ equity
Diebold, Incorporated shareholders’ equity
Preferred shares, no par value, 1,000,000 authorized shares, none issued	—	—
Common shares, 125,000,000 authorized shares, 75,991,964 and 75,801,434 issued shares, 66,232,141 and 66,114,560 outstanding shares, respectively	94,990	94,752
Additional capital	281,266	278,135
Retained earnings	1,039,175	1,054,873
Treasury shares, at cost (9,759,823 and 9,686,874 shares, respectively)	(410,001)	(408,235)
Accumulated other comprehensive loss	(87,092)	(72,924)

Total Diebold, Incorporated shareholders’ equity	918,338	946,601
Noncontrolling interests	20,500	17,657

Total shareholders’ equity	938,838	964,258

Total liabilities and shareholder’s equity	$2,485,432	$2,537,936

See accompanying Notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three months ended
	March 31,
	2009	2008
Net sales
Products	$301,533	$308,479
Services	361,617	383,429

	663,150	691,908

Cost of sales
Products	228,324	219,592
Services	282,790	299,754

	511,114	519,346

Gross profit	152,036	172,562
Selling and administrative expense	97,291	127,009
Research, development and engineering expense	16,471	19,141
Impairment of assets	—	4,376

	113,762	150,526

Operating profit	38,274	22,036
Other income (expense)
Investment income	5,826	6,529
Interest expense	(9,958)	(10,788)
Miscellaneous, net	(25,543)	4,028

Income from continuing operations before taxes	8,599	21,805
Taxes on income	2,136	5,664

Income from continuing operations	6,463	16,141
Loss from discontinued operations, net of tax	(2,706)	(608)

Net income	3,757	15,533
Less: Net income attributable to noncontrolling interests	(2,109)	(1,738)

Net income attributable to Diebold, Incorporated	$1,648	$13,795

Basic weighted-average shares outstanding	66,176	66,018
Diluted weighted-average shares outstanding	66,586	66,306

Basic earnings per share:
Net income from continuing operations	$0.06	$0.22
Loss from discontinued operations	(0.04)	(0.01)

Net income attributable to Diebold, Incorporated	$0.02	$0.21

Diluted earnings per share:
Net income from continuing operations	$0.06	$0.22
Loss from discontinued operations	(0.04)	(0.01)

Net income attributable to Diebold, Incorporated	$0.02	$0.21

Amounts attributable to Diebold, Incorporated
Income from continuing operations, net of tax	$4,354	$14,403
Discontinued operations, net of tax	(2,706)	(608)

Net income attributable to Diebold, Incorporated	$1,648	$13,795

See accompanying Notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three months ended
	March 31,
	2009	2008
Cash flow from operating activities:
Net income attributable to Diebold, Incorporated	$1,648	$13,795
Adjustments to reconcile net income to cash provided by operating activities:
Loss from discontinued operations	2,706	608
Noncontrolling interests	2,109	1,738
Depreciation and amortization	18,973	18,331
Share-based compensation	2,924	3,003
Excess tax benefits from share-based compensation	(41)	—
Deferred income taxes	(1,280)	(552)
Impairment of asset	—	4,376
Cash provided (used) by changes in certain assets and liabilities:
Trade receivables	4,920	(30,483)
Inventories	(10,489)	(16,061)
Prepaid expenses	(3,030)	(1,938)
Other current assets	243	(10,119)
Accounts payable	(31,921)	(6,859)
Deferred revenue	48,347	46,820
Certain other assets and liabilities	(15,572)	(4,093)

Net cash provided by operating activities	19,537	18,566

Cash flow from investing activities:
Payments for acquisitions, net of cash acquired	(4,014)	(3,733)
Proceeds from maturities of investments	74,070	84,226
Payments for purchases of investments	(59,803)	(100,994)
Capital expenditures	(12,544)	(11,168)
Increase in certain other assets	(7,053)	(6,774)

Net cash used by investing activities	(9,344)	(38,443)

Cash flow from financing activities:
Dividends paid	(17,346)	(16,572)
Notes payable borrowings	123,573	121,171
Notes payable repayments	(131,592)	(150,245)
Distribution of affiliates’ earnings to noncontrolling interest holder	(467)	—
Excess tax benefits from share-based compensation	41	—

Net cash used by financing activities	(25,791)	(45,646)

Effect of exchange rate changes on cash	(4,084)	1,204

Decrease in cash and cash equivalents	(19,682)	(64,319)
Cash and cash equivalents at the beginning of the period	241,436	206,334

Cash and cash equivalents at the end of the period	$221,754	$142,015

See accompanying Notes to condensed consolidated financial statements

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of MARCH 31, 2009
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
The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and Notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s annual report on Form 10-K for the year ended December 31, 2008. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at March 31, 2009 and December 31, 2008, the results of its operations for the three-month periods ended March 31, 2009 and March 31, 2008, and its cash flows for the three-month periods ended March 31, 2009 and March 31, 2008.
In addition, some of the Company’s statements in this quarterly report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the three-month period ended March 31, 2009 are not necessarily indicative of results to be expected for the full year.
The Company has reclassified the presentation of certain prior-year information to conform to the current presentation.
On January 1, 2009, the Company adopted the Financial Accounting Standards Board Staff Position (FSP) Emerging Task Force (EITF) No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing earnings per share. The adoption of FSP EITF No. 03-6-1 did not have a material impact on the Company’s condensed consolidated financial statements.
On January 1, 2009, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 162 (SFAS 162), The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the US GAAP hierarchy). The adoption of SFAS 162 did not have a material effect on the Company’s condensed consolidated financial statements.
On January 1, 2009, the Company adopted FSP No. 142-3, Determination of the Useful Life of Intangible Assets, which amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. The position applies to intangible assets that are acquired individually or with a group of other assets and both intangible assets acquired in business combinations and asset acquisitions. The adoption of FSP No. 142-3 did not have a material impact on the Company’s condensed consolidated financial statements.
On January 1, 2009, the Company adopted SFAS No. 161 (SFAS 161), Disclosures about Derivatives Instruments and Hedging Activities — an amendment of FASB Statement No. 133. SFAS 161 applies to all entities and requires specified disclosures for derivative instruments and related hedged items accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 161 amends and expands SFAS 133’s existing disclosure requirements to provide financial statement users with a better understanding of how and why an entity uses derivatives, how derivative instruments and related hedged items are accounted for under SFAS 133, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The adoption of SFAS 161 did not have a material impact on the Company’s condensed consolidated financial statements; however, the Company provided additional disclosure as required by SFAS 161 in Note 9.
On January 1, 2009, the Company adopted SFAS No. 160 (SFAS 160), Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB 51. SFAS 160 applies to all entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. Under SFAS 160, noncontrolling interests in a subsidiary that are currently recorded within “mezzanine” (or temporary) equity or as a liability will be included in the equity section of the balance sheet. In

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of MARCH 31, 2009
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(in thousands, except per share amounts)
addition, this statement requires expanded disclosures in the financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interest of the non-controlling owners of the subsidiary. The adoption of SFAS 160 did not have a material impact on the Company’s condensed consolidated financial statements. However, as a result of the adoption of this standard, the condensed consolidated financial statements are reclassified to report noncontrolling interests as required by SFAS 160.
On January 1, 2009, the Company adopted SFAS 141 (revised 2007) (SFAS 141(R)), Business Combinations, which amends the accounting and reporting requirements for business combinations. SFAS 141(R) places greater reliance on fair value information, requiring more acquired assets and liabilities to be measured at fair value as of the acquisition date. The pronouncement also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as a capitalized cost of acquisition. The adoption of SFAS 141(R) did not have a material impact on the Company’s condensed consolidated financial statements.
On January 1, 2009, the Company adopted the FSP 141(R)-1 (SFAS 141(R)-1), Accounting for Assets Aquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends and clarifies the initial recognition and measurement, subsequent measurement and accounting, and related disclosures of assets and liabilities arising from contingencies in a business combination under SFAS 141(R), Business Combinations. The adoption of SFAS 141(R)-1 had no impact on the Company’s condensed consolidated financial statements.
NOTE 2: EARNINGS PER SHARE
Basic and diluted earnings per share are calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. On January 1, 2009, the Company adopted Financial Accounting Standards Board Staff Position (FSP) Emerging Issues Task Force (EITF) No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. Under this FSP, unvested share-based payment awards that contain rights to receive non-forfeitable dividends are considered participating securities and the two-class method of computing earnings per share is required for all periods presented.
The Company’s participating securities include restricted stock units, deferred shares and shares that were vested but deferred by the employee. The Company has calculated basic and diluted earnings per share under both the treasury stock method and the two-class method. For the three months ended March 31, 2009 and 2008, there was no impact in the per share amounts calculated under the two methods, therefore the treasury stock method continues to be disclosed below.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of MARCH 31, 2009
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(in thousands, except per share amounts)
The following data provides the amounts used in computing earnings per share under the treasury stock method and the effect on the weighted-average number of shares of dilutive potential common stock:

	Three months ended
	March 31,
	2009	2008
Numerator:
Income used in basic and diluted earnings per share:
Income from continuing operations — net of tax attributable to Diebold, Incorporated	$4,354	$14,403
Loss from discontinued operations — net of tax	(2,706)	(608)

Net income attributable to Diebold, Incorporated	1,648	13,795

Denominator:
Weighted-average number of common shares used in basic earnings per share	66,176	66,018
Effect of dilutive shares	410	288

Weighted-average number of common shares and dilutive potential common shares used in diluted earnings per share	66,586	66,306

Basic earnings per share:
Income from continuing operations — net of tax attributable to Diebold, Incorporated	$0.06	$0.22
Loss from discontinued operations — net of tax	(0.04)	(0.01)

Net income attributable to Diebold, Incorporated	$0.02	$0.21

Diluted earnings per share:
Income from continuing operations — net of tax attributable to Diebold, Incorporated	$0.06	$0.22
Loss from discontinued operations — net of tax	(0.04)	(0.01)

Net income attributable to Diebold, Incorporated	$0.02	$0.21

Anti-dilutive shares not used in calculating diluted weighted-average shares	3,292	2,759
NOTE 3: OTHER COMPREHENSIVE (LOSS) INCOME
Items considered to be other comprehensive (loss) income include adjustments made for foreign currency translation under SFAS 52, Foreign Currency Translation, pensions under SFAS 87, Employer’s Accounting for Pensions, and SFAS 158, Employers’ Accounting for Postretirement Benefits other than Pensions, and hedging activities under SFAS 133, Accounting for Derivative Instruments and Hedging Activities.
Components of comprehensive (loss) income consist of the following:

	Three months ended
	March 31,
	2009	2008
Net income	$3,757	$15,533
Other comprehensive (loss) income:
Translation adjustment	(14,006)	21,858
Realized and unrealized gain (loss) on hedges	184	(2,391)
Pension adjustment	855	328

Comprehensive (loss) income	(9,210)	35,328

Less: comprehensive income attributable to noncontrolling interests	$3,310	$2,590

Comprehensive (loss) income attributable to Diebold, Incorporated	$(12,520)	$32,738

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of MARCH 31, 2009
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(in thousands, except per share amounts)
The following table provides a reconciliation of total shareholders’ equity attributable to Diebold, Incorporated and the noncontrolling interests for the three months ended March 31, 2009 and 2008:

		Total Diebold,
	Total	Incorporated	Noncontrolling
	shareholders’ equity	shareholders’ equity	interests
December 31, 2007	$1,128,591	$1,114,834	$13,757
Adjustment to retained earnings (1)	(3,971)	(3,971)	—

Net income	15,533	13,795	1,738
Other comprehensive (loss) income
Translation adjustment	21,858	21,006	852
Realized and unrealized loss on hedges	(2,391)	(2,391)	—
Pension adjustment	328	328	—

Comprehensive income	35,328	32,738	2,590

Common shares	267	267	—
Additional paid in capital	9,329	9,329	—
Treasury stock	(2,191)	(2,191)	—
Dividends declared	(16,572)	(16,572)	—

March 31, 2008	$1,150,781	$1,134,434	$16,347

December 31, 2008	$964,258	$946,601	$17,657

Net income	3,757	1,648	2,109
Other comprehensive (loss) income
Translation adjustment	(14,006)	(15,207)	1,201
Realized and unrealized loss on hedges	184	184	—
Pension adjustment	855	855	—

Comprehensive (loss) income	(9,210)	(12,520)	3,310

Common shares	238	238	—
Additional paid in capital	3,131	3,131	—
Treasury stock	(1,766)	(1,766)	—
Dividends declared	(17,813)	(17,346)	(467)

March 31, 2009	$938,838	$918,338	$20,500

(1)	Beginning retained earnings adjustment of $1,387 related to the remeasurement of pension plan assets and benefit obligation in order to transition to a fiscal year-end measurement date in accordance with SFAS No. 158 (SFAS 158), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R). Beginning retained earnings adjustment of $2,584 related to the Company’s adoption of EITF Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance and EITF Issue No. 06-4, Accounting for Deferred Compensation and Post Retirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.
NOTE 4: SHARE-BASED COMPENSATION
The Company’s share-based compensation awards are accounted for in accordance with the requirements of Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS 123(R)), Share-Based Payment, which requires that all share-based payments to employees be recognized in the statement of income based on their grant-date fair values during the period in which the employee is required to provide services in exchange for the award.
Share-based compensation was recognized as a component of selling and administrative expenses. Total share-based compensation expense for the three months ended March 31, 2009 and 2008 was $2,924 and $3,003, respectively.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of MARCH 31, 2009
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(in thousands, except per share amounts)
Options outstanding and exercisable under the Company’s 1991 Equity and Performance Incentive Plan as of March 31, 2009, and changes during the three months ended March 31, 2009, were as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value (1)
		(per share)	(in years)
Outstanding at January 1, 2009	2,929	$39.43
Options expired or forfeited	(177)	35.51
Options exercised	—	—
Options granted	437	24.78

Outstanding at March 31, 2009	3,189	$37.64	6	$—

Options exercisable at March 31, 2009	2,218	$40.87	4	$—

(1)	The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the closing price of the Company’s common shares on the last trading day of the first quarter of 2009 and the exercise price, multiplied by the number of “in-the-money” options) that would have been received by the option holders had all option holders exercised their options on March 31, 2009. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common shares.
The following tables summarize information on unvested restricted stock units and performance shares outstanding for the three month period ended March 31, 2009:

		Weighted-
		Average
	Number of	Grant-Date
RSUs:	Shares	Fair Value
Unvested at January 1, 2009	389	$38.36
Forfeited	(5)	38.36
Vested	(71)	39.43
Granted	171	24.71

Unvested at March 31, 2009	484	$33.38

		Weighted-
		Average
	Number of	Grant-Date
Performance Shares:	Shares	Fair Value
Unvested at January 1, 2009	605	$44.31
Forfeited	(84)	48.83
Vested	(110)	48.31
Granted	306	29.25

Unvested at March 31, 2009	717	$36.74

Unvested performance shares are based on a maximum potential payout. Actual shares granted at the end of the performance period may be less than the maximum potential payout level depending on achievement of performance share objectives.
At March 31, 2009, there were 38 deferred shares outstanding with a weighted-average grant-date fair value of $42.24.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of MARCH 31, 2009
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(in thousands, except per share amounts)
NOTE 5: INCOME TAXES
The effective tax rate on continuing operations for the three months ended March 31, 2009 was 24.8 percent compared to 26.0 percent for the same period in 2008. The decrease in the rate was primarily due to discrete benefits recorded in the first quarter of 2009. The benefits would have had an immaterial impact on the rate for the quarter but for the fact that pre-tax book income for the first quarter of 2009 was significantly lower than the first quarter of 2008 as a result of the $25,000 charge related to an agreement in principle with the U.S. Securities and Exchange Commission (SEC) (refer to Note 10). Excluding the discrete items, the effective tax rate on continuing operations for the three months ended March 31, 2009 and March 31, 2008 would have been 28.4 percent and 22.3 percent respectively. The increase in the rate excluding discrete items was due largely to the $25,000 non-deductible charge. This non-deductible charge will continue to negatively impact the tax rate in future quarters during 2009.
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
Major classes of inventories are summarized as follows:

	March 31, 2009	December 31, 2008
Finished goods	$268,320	$276,439
Service parts	142,087	144,742
Work in process	64,329	54,752
Raw materials	64,727	65,038

Total inventories	$539,463	$540,971

NOTE 7: BENEFIT PLANS
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

	Three months ended
	March 31,
	2009	2008	2009	2008
	Pension Benefits		Other Benefits
Components of Net Periodic Benefit Cost
Service cost	$2,726	$2,460	$—	$1
Interest cost	7,237	7,012	282	305
Expected return on plan assets	(9,243)	(8,937)	—	—
Amortization of prior service cost	68	95	(129)	(129)
Recognized net actuarial loss	806	255	110	107

Net periodic pension benefit cost	$1,594	$885	$263	$284

Cash Flows
Previously, the Company disclosed expected payments related to the 2009 plan year of $14,812 to its qualified and non-qualified

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of MARCH 31, 2009
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(in thousands, except per share amounts)
pension plans and $1,993 to its other postretirement benefit plan. There have been no significant changes to the 2009 plan year contribution amounts previously disclosed. As of March 31, 2009 and 2008, contributions of $12,684 and $700 were made to the qualified and non-qualified pension plans, respectively.
NOTE 8: GUARANTEES AND PRODUCT WARRANTIES
In connection with the construction of certain manufacturing facilities, the Company guaranteed repayment of principal and interest on variable-rate industrial development revenue bonds by obtaining letters of credit. The bonds were issued with a 20-year original term and are scheduled to mature in 2017. At March 31, 2009, the carrying value of the liability was $11,900 which approximated fair market value.
The Company provides its global operations guarantees and standby letters of credit through various financial institutions to suppliers, regulatory agencies and insurance providers. If the Company is not able to make payment, the suppliers, regulatory agencies and insurance providers may draw on the pertinent bank. At March 31, 2009, the maximum future payment obligations related to these various guarantees totaled $71,450, of which $19,528 represented standby letters of credit to insurance providers. At March 31, 2008, the maximum future payment obligations relative to these various guarantees totaled $65,550, of which $22,628 represented standby letters of credit to insurance providers. There was no associated liability recorded for any guarantees as of March 31, 2009 and 2008.
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

Warranty liability	2009	2008
Balance at January 1	$43,009	$26,494
Current period accruals	14,489	10,696
Current period settlements	(11,645)	(8,803)

Balance at March 31	$45,853	$28,387

NOTE 9: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company uses derivatives to mitigate the negative economic consequences associated with the fluctuations in currencies and interest rates. Statement of Financial Accounting Standards No. 133, (SFAS 133) Accounting for Derivative Instruments and Hedging Activities, requires that all derivative instruments be recorded on the balance sheet at fair value and that the changes in the fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows derivative gains and losses to be reflected in the income statement together with the hedged exposure, and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. The Company does not enter into any speculative positions with regard to derivative instruments.
On January 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 161 (SFAS 161), Disclosures about Derivatives Instruments and Hedging Activities — an amendment of FASB Statement No. 133. SFAS 161 amends and expands SFAS 133’s existing disclosure requirements to provide financial statement users with a better understanding of how and why an entity uses derivatives, how derivative instruments and related hedged items are accounted for under SFAS 133, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.
The Company periodically evaluates its monetary asset and liability positions denominated in foreign currencies. The impact of the Company and the Company’s counterparties’ credit risk on the fair value of the contracts is considered as well as the ability of each party to execute its obligations under the contract. The Company uses investment grade financial counterparties in these transactions and believes that the resulting credit risk under these hedging strategies is not significant.
FOREIGN EXCHANGE CONTRACTS
Non-Designated Hedges A substantial portion of the Company’s operations and revenues are international. As a result, changes in foreign exchange rates can create substantial foreign exchange gains and losses from the revaluation of non-functional currency

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of MARCH 31, 2009
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(in thousands, except per share amounts)
monetary assets and liabilities. The Company’s policy allows the use of foreign exchange forward contracts with maturities of up to 24 months to mitigate the impact of currency fluctuations on those foreign currency asset and liability balances. The Company elected not to apply hedge accounting to its foreign exchange forward contracts under SFAS 133. Thus, derivative gains/losses offset revaluation gains/losses in other income (expense). For the three months ended March 31, 2009, there were 269 non-designated foreign exchange contracts that settled. As of March 31, 2009, there were 61 non-designated foreign exchange contracts outstanding, primarily euro, British pound, Swiss franc and Hungarian forint, totaling $574,339, which represents the absolute value of notional amounts.
Net Investment Hedges The Company has international subsidiaries with assets in excess of liabilities that generate the risk of cumulative translation adjustments within other comprehensive income. The Company uses derivatives to manage potential adverse changes in value of its net investments in Brazil. The Company’s policy is to selectively enter into foreign exchange forward contracts with variable maturities documented as net investment hedges to offset certain net investment exchange rate movements. The Company calculates each hedge’s effectiveness quarterly by comparing the cumulative change in the forward contract to the cumulative change in the hedged portion of the net investment on a forward to forward basis. Changes in value that are deemed effective are accumulated in other comprehensive income where they will remain until they are reclassified to income together with the gain or loss on the entire investment upon substantial liquidation of the subsidiary. There was no ineffectiveness recorded in the first quarter ended March 31, 2009. For the three months ended March 31, 2009, there were three net investment hedge contracts that settled. As of March 31, 2009, there was one net investment hedge contract outstanding, in Brazilian real, with a notional amount of $9,373.
INTEREST RATE CONTRACTS
Cash Flow Hedges The Company has variable rate debt and is subject to fluctuations in interest related cash flows due to changes in market interest rates. The Company’s policy allows derivative instruments designated as cash flow hedges which fix a portion of future variable-rate interest expense. The Company has executed two pay-fixed receive-variable interest rate swaps, with a total notional amount of $50,000, to hedge against changes in the London Interbank Offered Rate (LIBOR) benchmark interest rate on a portion of the Company’s LIBOR-based credit facility.
The Company calculates each hedge’s effectiveness quarterly by comparing the cumulative change in the interest rate swaps to the cumulative change in hypothetical interest rate swaps with critical terms that match the credit facility. Changes in value that are deemed effective are accumulated in other comprehensive income and reclassified to interest expense when the hedged interest is accrued. There was no ineffectiveness from over-performance of the interest rate swaps recorded in interest expense in the first quarter ended March 31, 2009. To the extent that it becomes probable that the Company’s variable rate borrowings will not occur, the gains or losses on the related cash flow hedges will be reclassified from other comprehensive income to interest expense.
In December 2005 and January 2006, the Company executed pre-issuance cash flow hedges by entering into receive-variable and pay-fixed interest rate swaps, with a total notional amount of $200,000, related to the anticipated debt issuance in March 2006. Amounts previously recorded in other comprehensive income related to the pre-issuance cash flow hedges will continue to be reclassified to income on a straight-line basis through February 2016.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of MARCH 31, 2009
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(in thousands, except per share amounts)
The following table summarizes the fair value of derivative instruments designated and not designated as hedging instruments under SFAS 133 and their respective balance sheet location as of March 31, 2009.

	Balance sheet location	Fair value
Derivatives designated as hedging instruments

Liability derivatives:
Foreign exchange contracts	Other current liabilities	$(294)
Interest rate contracts	Other current liabilities	(1,758)
Interest rate contracts	Other long-term liabilities	(3,561)

Total liability derivatives		$(5,613)

Total hedging instruments		$(5,613)

Derivatives not designated as hedging instruments

Asset derivatives:
Foreign exchange contracts	Other current assets	$7,338
Foreign exchange contracts	Other current liabilities	460

Total asset derivatives		$7,798

Liability derivatives:
Foreign exchange contracts	Other current assets	$(874)
Foreign exchange contracts	Other current liabilities	(3,487)

Total liability derivatives		$(4,361)

Total derivatives not designated		$3,437

Total derivatives		$(2,176)

The balance sheet location noted above represents the balance sheet line item where the respective contract types are reported using a net basis due to master netting agreements with counterparties. However, the asset and liability categories noted above represent the Company’s derivative positions on a gross contract by contract basis.
The following table summarizes the impact of derivative instruments included in comprehensive income (loss) (pre-tax) for the three months ended March 31, 2009:

		Amount of gain (loss)		Amount of gain (loss)
	Balance	recognized in OCI	Income statement	reclassified from accumulated	Balance
Hedging Relationship	January 1, 2009	(effective portion)	location	OCI (effective portion)	March 31, 2009

Foreign exchange contracts	$(7,516)	$(383)	N/A	$—	$(7,899)
Interest rate contracts	(2,877)	(91)	Interest expense	275	(2,693)

Total	$(10,393)	$(474)		$275	$(10,592)

The company anticipates reclassifying $1,429 from other comprehensive income to interest expense within the next 12 months.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of MARCH 31, 2009
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(in thousands, except per share amounts)
The following table summarizes the impact of non-designative derivative instruments on income for the three months ended March 31, 2009:

	Income statement	Amount of gain (loss)
Hedging Relationship	location	recognized in income

Foreign exchange contracts	Interest expense	$(3,491)
Foreign exchange contracts	Miscellaneous, net	8,792

Total		$5,301

NOTE 10: RESTRUCTURING AND OTHER CHARGES
The following table summarizes the Company’s restructuring charges by plan for the three months ended March 31, 2009 and 2008:

	Three months ended March 31,
	2009	2008
DCM Plan	$482	$886
Germany Plan	40	—
RIF Plan	887	2,795
Newark Plan	946	—
Other	2,101	9

Total	$4,456	$3,690

Diebold Cassis Manufacturing (DCM) Plan
During the first quarter of 2006, the Company announced a plan (DCM Plan) to close its production facility in Cassis, France in an effort to optimize its global manufacturing operations. As of March 31, 2009, the Company anticipates remaining total costs related to the closure of this facility to be approximately $942. For the three months ended March 31, 2009, the Company incurred $468 through product cost of sales and $14 through selling and administrative expense. The accrual balance as of March 31, 2009 was immaterial to the Company.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of MARCH 31, 2009
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(in thousands, except per share amounts)
There were no restructuring expenses related to the Company’s Diebold Election Systems (ES) & Other operating segment during the three months ended March 31, 2009 for the DCM Plan. Restructuring expenses for the DCM Plan are presented for Diebold North America (DNA) and Diebold International (DI) operating segments in the following table:

	DNA	DI
Total amount expected to be incurred
Employee severance costs	$—	$19,068
Other (1)	886	11,132

Total expected costs	$886	$30,200

Gain on sale of building	—	(6,438)

Total net expected costs	$886	$23,762

Amount incurred during the three-months ended March 31, 2009
Employee severance costs	$—	$358
Other (1)	—	124

Total costs	$—	$482

Amount incurred to date under the plan
Employee severance costs	$—	$18,882
Other (1)	886	10,376

Total costs incurred to date	$886	$29,258

Gain on sale of building	—	(6,438)

Total net costs incurred to date	$886	$22,820

(1)	Other costs include legal and contract termination fees, asset impairment costs, and costs to transfer usable inventory and equipment.
Germany Plan
During the third quarter of 2007, the Company announced a plan (Germany Plan) to downsize its operations in Germany in an effort to remove excess capacity. During the first quarter of 2008, the plan was modified to initiate a full closure of operations in Germany in light of further declines in sales opportunities resulting from a fully mature market. For the three months ended March 31, 2009, the Company incurred total restructuring charges of $40 mostly through selling and administrative expense. As of March 31, 2009, the Company anticipates remaining total costs to be approximately $342. The accrual balance as of March 31, 2009 was immaterial to the Company.
There were no restructuring expenses related to the Company’s ES & Other operating segment during the three months ended March 31, 2009 for the Germany Plan. Restructuring expenses for the Germany Plan are presented in the following table:

	DNA	DI
Total amount expected to be incurred
Employee severance costs	$—	$3,798
Other (1)	466	5,366

Total expected Costs	$466	$9,164

Amount incurred during the three-months ended March 31, 2009
Other (1)	—	40

Amount incurred to date under the plan
Employee severance costs	$—	$3,657
Other (1)	466	5,165

Total costs incurred to date	$466	$8,822

(1)	Other costs include consulting and legal fees, contract termination fees, penalties and asset impairment costs.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of MARCH 31, 2009
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(in thousands, except per share amounts)
Reduction-In-Force (RIF) Plan
During the first quarter of 2008, the Company announced a plan to reduce its global workforce (RIF Plan), including consolidation of certain international facilities, in an effort to optimize overall operational performance. As of March 31, 2009, the Company anticipates remaining total costs of approximately $1,315 to be incurred through the end of the third quarter of 2009. For the three months ended March 31, 2009 the company incurred total restructuring charges of $887: $57 through product cost of sales, $410 through service cost of sales and $420 through selling and administrative. Restructuring expenses for the RIF Plan are presented in the following table:

	DNA	DI	ES & Other
Total amount expected to be incurred
Employee severance costs	$5,365	$14,843	$663
Other (1)	—	2,553	—

Total expected costs	$5,365	$17,396	$663

Amount incurred during the three-months ended March 31, 2009
Employee severance costs	$348	$539	$—

Amount incurred to date under the plan
Employee severance costs	$4,964	$13,929	$663
Other (1)	—	2,553	—

Total costs incurred to date	$4,964	$16,482	$663

(1)	Other costs include legal fees, contract termination fees and asset impairment costs.
The restructuring accrual related to the RIF Plan is presented in the following table:

	Balance	Liabilities	Liabilities	Balance
	January 1, 2009	Incurred	Paid/Settled	March 31, 2009

Employee severance costs	$7,705	$887	$2,879	$5,713
Other	1,982	—	—	1,982

Total	$9,687	$887	$2,879	$7,695

Newark Plan
During the second quarter of 2008, the Company announced a plan (Newark Plan) to close its manufacturing facility in Newark, Ohio as part of its continued focus on its strategic global manufacturing realignment. As of March 31, 2009, the Company anticipates remaining total costs related to the closure of this facility to be approximately $598. The Company anticipates the closure of this facility to be substantially complete by the end of 2009. For the quarter ended March 31, 2009, the Company incurred $946 through product cost of sales.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of MARCH 31, 2009
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(in thousands, except per share amounts)
There were no restructuring expenses related to the Company’s DI and ES & Other operating segments during the quarter ended March 31, 2009 for the Newark Plan. Restructuring expenses for the Newark Plan are presented in the following table:

DNA
Total amount expected to be incurred
Employee severance costs	$1,011
Other (1)	9,658

Total expected costs	$10,669

Amount incurred during the three-months ended March 31, 2009
Employee severance costs	$43
Other (1)	903

Total costs	$946

Amount incurred to date under the plan
Employee severance costs	$1,011
Other (1)	9,060

Total costs incurred to date	$10,071

(1)	Other costs include pension obligation, legal and professional fees, travel, training, asset movement and cost of facility.
The restructuring accrual related to the Newark Plan is presented in the following table:

	Balance	Liabilities	Liabilities	Balance
	January 1, 2009	Incurred	Paid/Settled	March 31, 2009

Employee severance costs	$602	$43	$292	$353
Other	6,735	903	903	6,735

Total	$7,337	$946	$1,195	$7,088

Other Restructuring Charges
During the three months ended March 31, 2009, the Company incurred other restructuring charges of $2,101: $64 through product cost of sales, $1,190 through service cost of sales and $847 through selling and administrative. Of these charges, $412 was incurred in the DNA segment and $1,689 was incurred in the DI segment. The majority of other charges in the DI segment were employee severance costs related to the sale of certain assets and liabilities in Argentina.
Other Charges
Non-routine expenses of $16,328 and $8,715 impacted the first quarter of 2009 and 2008, respectively. Non-routine expenses in the first quarter 2009 included $1,328 in legal and other consultation fees recorded in selling and administrative expense related to government investigations and a $25,000 charge, recorded in miscellaneous net, related to an agreement in principle with the staff of the SEC to settle civil charges stemming from the staff’s pending enforcement inquiry. The agreement in principle with the staff of the SEC remains subject to the final approval of the SEC, and there can be no assurance that the SEC will accept the terms of the settlement negotiated with the staff. In addition, first quarter 2009 selling and administrative expense benefited from a $10,000 expense recovery accrual from one of the Company’s director and officer (D&O) insurance carriers related to legal and other expenses incurred as part of the government investigations. The Company continues to pursue reimbursement of the remaining incurred legal and other expenditures with its other D&O insurance carriers.
Non-routine charges in the first quarter 2008 were primarily from legal, audit and consultation fees related to the internal review of other accounting items, restatement of financial statements and the SEC and U.S. Department of Justice (DOJ) investigations and other advisory fees. Also, during the first quarter of 2008, the Company incurred an impairment charge of $4,376 related to the write

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of MARCH 31, 2009
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(in thousands, except per share amounts)
down of intangible assets from the 2004 acquisition of TFE Technology Holdings, a maintenance provider of network and hardware service solutions to federal and state government agencies and commercial firms.
NOTE 11: FAIR VALUE OF ASSETS AND LIABILITIES
Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157), for its financial assets and liabilities, as required. In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. 157-2 which deferred the effective date of SFAS 157 for nonfinancial assets and liabilities except for those recognized or disclosed on a recurring basis. SFAS 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring the use of fair value, establishes a framework for measuring fair value, and expands disclosure requirements about such fair value measurements. The standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. The Company adopted SFAS 157-2 on January 1, 2009 with respect to non-financial assets and liabilities that are measured at fair value. The adoption of SFAS 157-2 had no impact on the condensed consolidated financial statements.
The hierarchy that prioritizes the inputs to valuation techniques used to measure fair value is divided into three levels:
▪	Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities.

▪	Level 2 – Unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active or inputs, other than quoted prices in active markets, that are observable either directly or indirectly.

▪	Level 3 – Unobservable inputs for which there is little or no market data.
The Company measures its financial assets and liabilities using one or more of the following three valuation techniques outlined in SFAS 157:
▪	Market approach – Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

▪	Cost approach – Amount that would be required to replace the service capacity of an asset (replacement cost).

▪	Income approach – Techniques to convert future amounts to a single present amount based upon market expectations.
The Company has no financial assets or liabilities for which fair value was measured using Level 3 inputs. Assets and liabilities subject to fair value measurement are as follows:

		Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other
		for Identical	Observable
	Fair Value as of	Assets	Inputs
	March 31, 2009	(Level 1)	(Level 2)
Assets
Short-term investments	$103,515	$103,515	$—
Foreign exchange forward contracts	6,464	—	6,464
Deferred compensation plan	7,240	7,240	—

Total	$117,219	$110,755	$6,464

Liabilities
Foreign exchange forward contracts	$3,321	$—	$3,321
Interest rate swaps	5,319		5,319

Total	$8,640	$—	$8,640

Short-Term Investments The Company has investments in certificates of deposit that are recorded at cost, which approximates fair value due to their short-term nature and lack of volatility.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of MARCH 31, 2009
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
NOTE 12: SEGMENT INFORMATION
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
The DNA segment sells and services financial and retail systems in the United States and Canada. The DI segment sells and services financial and retail systems over the remainder of the globe. The ES & Other segment includes the operating results of Premier Election Solutions, Inc. and the voting and lottery related business in Brazil. Each of the sales channels buys the goods it sells from the Company’s manufacturing plants or through external suppliers. Intercompany sales between legal entities are eliminated in consolidation and intersegment revenue is not significant. Each year, intercompany pricing is agreed upon which drives sales channel operating profit contribution. As permitted under Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, certain information not routinely used in the management of these segments, information not allocated back to the segments or information that is impractical to report is not shown. Items not allocated are as follows: interest income, interest expense, noncontrolling interests, discontinued operations, income tax expense or benefit and other non-current assets.
The following table presents the Company’s revenue by reportable segment for the three-month periods ended March 31, 2009 and 2008, respectively.

	DNA	DI	ES & Other	Total
As of and for the three months ended March 31, 2009
Customer revenue	$355,683	$300,741	$6,726	$663,150
Operating profit (loss)	20,535	24,895	(7,156)	38,274
Capital expenditures	6,574	5,734	236	12,544
Depreciation	5,859	5,772	584	12,215
Property, plant and equipment, at cost	431,876	135,916	13,745	581,537
Total assets	1,233,463	1,175,690	76,279	2,485,432

As of and for the three months ended March 31, 2008
Customer revenue	$357,566	$316,357	$17,985	$691,908
Operating profit (loss)	14,139	9,934	(2,037)	22,036
Capital expenditures	5,343	5,692	133	11,168
Depreciation	6,220	4,885	853	11,958
Property, plant and equipment, at cost	417,857	158,896	12,870	589,623
Total assets	1,145,055	1,394,730	102,536	2,642,321

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of MARCH 31, 2009
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(in thousands, except per share amounts)
The following table presents the Company’s revenue by geographic region for the three-month periods ended March 31, 2009 and 2008, respectively.

	Three months ended
	March 31,
	2009	2008
The Americas	$493,248	$495,349
Asia Pacific	98,937	$108,200
Europe, Middle East and Africa	70,965	88,359

Revenue from customers	$663,150	$691,908

The following table presents the Company’s revenue by product and service solution for the three-month periods ended March 31, 2009 and 2008, respectively.

	Three months ended
	March 31,
	2009	2008
Financial self-service:
Products	$239,962	$229,126
Services	258,840	264,353

Total financial self-service	498,802	493,479
Security:
Products	58,450	70,363
Services	99,172	110,081

Total security	157,622	180,444

Total financial self-service & security	656,424	673,923
Election systems:
Products	2,294	5,700
Services	3,605	8,994

Total election systems	5,899	14,694
Lottery systems	827	3,291

Revenue from customers	$663,150	$691,908

NOTE 13: DISCONTINUED OPERATIONS
During the fourth quarter of 2008, the Company decided to discontinue its enterprise security operations in the Europe, Middle East & Africa region. Results of operations of this enterprise security business, are included in loss from discontinued operations, net of tax of $2,706 and $608 respectively, in the Company’s condensed consolidated statements of income for the three-month periods ended March 31, 2009 and 2008. The Company does not anticipate incurring additional material charges associated with this closure.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of March 31, 2009
(Unaudited)
(In thousands, except per share amounts)
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Management’s discussion and analysis is provided as a supplement and should be read in conjunction with the condensed consolidated financial statements and accompanying Notes that appear elsewhere in this quarterly report.
Introduction
Diebold, Incorporated is a global leader in providing integrated self-service delivery and security systems and services to the financial, retail, commercial and government markets. Founded in 1859, and celebrating 150 years of innovation in 2009, the Company today has more than 16,000 employees with representation in nearly 90 countries worldwide.
During the past three years, the Company’s management continued to execute against its strategic roadmap developed in 2006 to strengthen operations and build a strong foundation for future success in its two core lines of business: financial self-service and security solutions. This roadmap was built around five key priorities: increase customer loyalty; improve quality; strengthen the supply chain; enhance communications and teamwork; and rebuild profitability. Looking to the remainder of 2009, management has positioned the Company to withstand the challenges of a very difficult global economy. The turmoil in the financial industry, in particular, may take some time to subside, but the Company is in a unique position to deliver value to its customers by enabling them to reduce costs and improve efficiency. Also, the Company will continue focusing on remediation of its material weaknesses in its internal controls. Management estimates the total cost for remediation efforts to be approximately $3,600, which includes $2,900 of consultation fees and $700 of internal costs, including software purchases.
During the first quarter, the Company continued to experience solid market demand in Asia Pacific, Latin America, including Brazil, and within the national bank segment in the United States. Demand in the U.S. regional bank segment weakened significantly along with severe economic weakness in Russia and Eastern Europe. Specifically in Diebold’s security business, demand is being affected by weak new bank branch construction and delayed facility renovations in the United States. For the first quarter of 2009, income from continuing operations attributable to Diebold was $4,354, or $0.06 per share, down 70 percent and 73 percent, respectively, from the first quarter of 2008. Total revenue during the quarter was $663,150, down 4 percent from the first quarter of 2008. Given these developments, the Company has taken steps to accelerate its existing cost-reduction initiatives as well as implement additional, near-term cost-savings actions. These additional actions include implementing further headcount reductions through hiring restrictions, attrition and job eliminations as well as further cuts in travel and other administrative and operating expenses.
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
Another area of focus within the financial self-service business is broadening the Company’s deposit automation solutions set, including check imaging, envelope-free currency acceptance, teller automation, and payment and document imaging solutions. For example, check imaging is not only a regulatory compliance imperative for financial institutions but a significant potential driver of cost-savings. The Company’s ImageWay® check-imaging solution fulfills an industry-wide demand for cutting-edge technologies that enhance efficiencies. In 2008, the Company solidified its competitive position in deposit automation technology with an increase in shipments of deposit automation solutions by more than 50 percent from 2007 and expanded its solutions set with the launch of a bulk check deposit capability. During the first quarter of 2009, the large banks in the United States continued their brisk pace in deploying deposit automation. The Company has now deployed its deposit automation solutions in all 50 states. Along these lines, the planned launch of the Company’s enhanced note acceptor this summer remains on schedule.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of March 31, 2009
(Unaudited)
(In thousands, except per share amounts)
Within the security business, the Company is diversifying by expanding and enhancing service offerings in its financial, government, commercial and retail markets. A critical area of focus is bringing thought leadership to customers while becoming a long-term business partner in the key growth areas of internet protocol security solutions, credential management, enterprise security integration and expanded integrated solutions. One customer relationship that characterizes the progress made in the government sector is the United States Postal Service’s contract to implement a multi-site, technologically-advanced security program. This relationship underscores the Company’s commitment to elevate its presence and security integration capabilities beyond the financial market, opening up new avenues of opportunity. As another example, the Company is in the early phases of introducing an energy management solution that can control and monitor heating, ventilation, air conditioning and lighting for its customers. This is another value-added service that can help relieve customers of the every-day challenges in managing their facilities while also reducing their costs and increasing environmental efficiency.
The focus during 2009 will be to continue to enhance and diversify the Company’s offerings, realize synergies where sensible and make prudent decisions — taking swift action wherever necessary to capture profitable growth opportunities. During the current global economic crisis, the Company will focus on what it can control — providing customers with the most innovative and highest quality solutions and services, while maintaining an efficient cost structure.
The Company continues to face a variety of challenges and opportunities in responding to customer needs within the election systems market. While the Company fully supports the subsidiary, Premier Election Solutions, Inc., (PESI) it continues to pursue strategic alternatives to ownership of the subsidiary.
Cost savings initiatives
In 2006, the Company launched the SmartBusiness (SB) 100 initiative to deliver $100,000 in cost savings by the end of 2008. This key milestone was achieved in November 2008 with significant progress made in areas such as rationalization of product development, streamlining procurement, realigning the Company’s manufacturing footprint and improving logistics.
In September 2008, the Company announced a new goal to achieve an additional $100,000 in cost savings called SB 200 with a goal of eliminating $70,000 by the middle of 2010 and the remainder to be eliminated by the end of 2011. In 2009, in the face of this changing environment, the Company is accelerating its cost-reduction initiatives with the goal to eliminate $35,000 by the end of 2009.
The Company is committed to making the strategic decisions that not only streamline operations, but also enhance its ability to serve its customers. The Company remains confident in the ability to continue to execute on cost-reduction initiatives, delivering solutions that help improve customers’ businesses and creating shareholder value. Because of continued market weaknesses during the first quarter 2009, the Company has taken steps to accelerate its existing cost-reduction initiatives as well as implement additional, near-term cost-savings actions. These additional actions include implementing further headcount reductions through hiring restrictions, attrition and job eliminations — representing an overall reduction of approximately 300 full-time positions.
During the quarter, the Company incurred restructuring charges of $4,456 or $0.05 per share. The majority of these charges were related to the sale of the Company’s direct operation in Argentina and severance costs from the previously announced 2008 reduction in the Company’s global workforce. And as previously disclosed, the Company closed its enterprise security operations in the Europe, Middle East and Africa (EMEA) region during the fourth quarter of 2008. As a result, the company recorded a first quarter 2009 loss from discontinued operations of $2,706, net of tax. This compares to a loss from discontinued operations of $608, net of tax, in the first quarter of 2008.
Non-routine expenses/income
Non-routine expenses of $16,328 or $0.28 per share and $8,715 or $0.10 per share impacted the first quarter of 2009 and 2008, respectively. Non-routine expenses in the first quarter of 2009 included $1,328 in legal and other consultation fees recorded in selling and administrative expense related to government investigations and a $25,000 charge, recorded in miscellaneous, net, related to an agreement in principle with the staff of the U.S. Securities and Exchange Commission (SEC) to settle civil charges stemming from the staff’s pending enforcement inquiry. The agreement in principle with the staff of the SEC remains subject to the final approval of the SEC, and there can be no assurance that the SEC will accept the terms of the settlement negotiated with the staff. In addition, first quarter 2009 selling and administrative expense benefited from a $10,000 expense recovery accrual from one of the Company’s director and officer (D&O) insurance carriers related to legal and other expenses incurred as part of the government investigations. The Company continues to pursue reimbursement of the remaining incurred legal and other expenditures with its other D&O insurance carriers.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of March 31, 2009
(Unaudited)
(In thousands, except per share amounts)
Non-routine charges in the first quarter of 2008 were primarily from legal, audit and consultation fees related to the internal review of other accounting items, restatement of financial statements and the SEC and U.S. Department of Justice (DOJ) investigations and other advisory fees. Also, during the first quarter of 2008, the Company incurred an impairment charge of $4,376 related to the write down of intangible assets from the 2004 acquisition of TFE Technology Holdings, a maintenance provider of network and hardware service solutions to federal and state government agencies and commercial firms.
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
RESULTS OF OPERATIONS as of March 31, 2009
(Unaudited)
(In thousands, except per share amounts)
RESULTS OF OPERATIONS
The following table summarizes the results of our operations for the three-month periods ended March 31, 2009 and 2008:

	Three months ended
	March 31,
	2009		2008
		% of		% of
	Dollars	Net sales	Dollars	Net sales
Net sales	$663,150	100.0	$691,908	100.0
Gross profit	152,036	22.9	172,562	24.9
Operating expenses	113,762	17.2	150,526	21.8
Operating profit	38,274	5.8	22,036	3.2
Income from continuing operations	6,463	1.0	16,141	2.3
Loss from discontinued operations — net of tax	(2,706)	(0.4)	(608)	(0.1)
Net income attributable to noncontrolling interests	(2,109)	(0.3)	(1,738)	(0.3)
Net income attributable to Diebold, Incorporated	1,648	0.2	13,795	2.0
Diluted earnings per share:
Net income from continuing operations	$0.06	N/A	$0.22	N/A
Loss from discontinued operations	(0.04)	N/A	(0.01)	N/A

Net income	$0.02	N/A	$0.21	N/A

First Quarter 2009 Comparisons with First Quarter 2008
Net Sales
The following table represents information regarding our net sales for the three-month periods ended March 31, 2009 and 2008:

	Three months ended
	March 31,
	2009	2008	$ Change	% Change
Net sales	$663,150	$691,908	$(28,758)	(4.2)
The decrease in net sales included a net negative currency impact of approximately $41,855. Financial self-service revenue in the first quarter of 2009 increased by $5,323 or 1.1 percent over 2008. There was strong growth in the Americas of 9.3 percent due to growth in the Brazilian and U.S. geographies of 17.8 percent and 9.7 percent, respectively. The increase in Brazil resulted from an increase in shipments offset by a negative currency impact of 38.8 percent. There were offsetting decreases in financial self-service revenue within EMEA of 19.6 percent and Asia Pacific of 5.8 percent, the majority of which was related to unfavorable currency impact. Security solutions revenue decreased by $22,822 or 12.6 percent from the first quarter of 2008 due to weakness in the U.S. banking segment which accounted for 82.6% of the decrease. Election systems sales decreased $8,795 or 59.9 percent compared to 2008 due entirely to lower revenue in the U.S.-based election systems business. The Brazilian lottery systems revenue of $827 was down $2,464 from 2008.
Gross Profit
The following table represents information regarding our gross profit for the three-month periods ended March 31, 2009 and 2008:

`	Three months ended
	March 31,		$ Change/
	2009	2008	% Point Change	% Change
Gross profit	$152,036	$172,562	$(20,526)	(11.9)
Gross profit margin	22.9	24.9	(2.0)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of March 31, 2009
(Unaudited)
(In thousands, except per share amounts)
Product gross margin was 24.3 percent in 2009 compared to 28.8 percent in the same period of 2008. Benefits realized from the cost savings initiatives in the first quarter of 2009 were more than offset by unfavorable sales mix within North America and lower absorption. The unfavorable mix was driven by a significant reduction in regional U.S. banking revenue and significantly higher national account revenue. Additionally, product gross margin was adversely impacted by $1,536 of restructuring charges in 2009 and $1,302 in 2008. Service gross margin for 2009 of 21.8 percent was unchanged from 2008 as productivity and cost savings were offset by lower revenue and related margins from PESI.
Operating Expenses
The following table represents information regarding our operating expenses for the three-month periods ended March 31, 2009 and 2008:

	Three months ended
	March 31,
	2009	2008	$ Change	% Change
Selling and administrative expense	$97,291	$127,009	$(29,718)	(23.4)
Research, development, and engineering expense	16,471	19,141	(2,670)	(13.9)
Impairment of assets	—	4,376	(4,376)	(100.0)

Total operating expenses	$113,762	$150,526	$(36,764)	(24.4)

Selling and administrative expense was lower in 2009 due to approximately $3,000 of ongoing cost reduction efforts, $7,387 of lower non-routine expenses, approximately $7,000 from the strengthening of the U.S. dollar, and a $10,000 reimbursement from one of the Company’s D&O insurance carriers related to legal and other expenses incurred as part of the government investigations. Non-routine expenses included in 2009 were $1,328 compared to $8,715 in 2008. These non-routine expenses consisted of legal, audit and consultation fees primarily related to the internal review of other accounting items, restatement of financial statements and the ongoing SEC and DOJ investigations and other advisory fees. Additionally, selling and administrative expense was adversely impacted by $1,318 of restructuring charges in 2009 compared to $1,293 of restructuring charges in 2008. Research, development, and engineering expense as a percent of net sales was 2.5 percent in 2009 and 2.8 percent in 2008. There were no restructuring charges included in research, development, and engineering expense for 2009 as compared to $213 of restructuring charges in 2008. The Company incurred a charge of $4,376 for the impairment of assets in the quarter ended March 31, 2008 related to the write down of intangible assets from the 2004 acquisition of TFE Technology Holdings, a maintenance provider of network and hardware service solutions to federal and state government agencies and commercial firms.
Operating Profit
The following table represents information regarding our operating profit for the three-month periods ended March 31, 2009 and 2008:

	Three months ended
	March 31,		$ Change/
	2009	2008	% Point Change	% Change
Operating profit	$38,274	$22,036	$16,238	73.7
Operating profit margin	5.8	3.2	2.6
The increase in operating profit resulted from lower operating expenses in 2009 due to ongoing cost reduction efforts, lower non-routine expenses, strengthening of the U.S. dollar, and a $10,000 reimbursement from one of the Company’s D&O insurance carriers related to legal and other expenses incurred as part of the government investigations. These benefits were offset by lower gross profit related to unfavorable product sales mix within North America, lower absorption, and a decrease in service revenue.
Other Income (Expense)
The following table represents information regarding our other income (expense) for the three-month periods ended March 31, 2009 and 2008:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of March 31, 2009
(Unaudited)
(In thousands, except per share amounts)

	Three months ended
	March 31,		$ Change/
	2009	2008	% Point Change	% Change
Investment income	$5,826	$6,529	$(703)	(10.8)
Interest expense	(9,958)	(10,788)	830	(7.7)
Miscellaneous, net	(25,543)	4,028	(29,571)	N/M

Other income (expense)	$(29,675)	$(231)	$(29,444)	N/M

Percentage of net sales	(4.5)	—	(4.5)
The change in miscellaneous income/(expense) was due to recording a charge of $25,000 in the first quarter of 2009 as the Company reached an agreement in principle with the staff of the SEC to settle the civil charges stemming from the staff’s pending enforcement inquiry. In addition, there was higher other income in 2008 due to a reduction in a reserve for a note that was paid in full related to the 2005 sale of the Campus System business.
Income from Continuing Operations
The following table represents information regarding our income from continuing operations for the three-month periods ended March 31, 2009 and 2008:

	Three months ended
	March 31,		$ Change/
	2009	2008	% Point Change	% Change
Income from continuing operations	$6,463	$16,141	$(9,678)	(60.0)
Percent of net sales	1.0	2.3	(1.3)
Effective tax rate	24.8	26.0	(1.2)
The decrease in net income from continuing operations was related to higher other expense and lower gross profit partially offset by lower operating expenses. The decrease in the effective tax rate was primarily due to discrete benefits recorded in the first quarter of 2009. The rate for the quarter was impacted by these benefits because pre-tax book income for the first quarter of 2009 was significantly lower than the first quarter of 2008. Excluding discrete items, the rates for the three months ended March 31, 2009 and 2008 would have been 28.4 percent and 22.3 percent, respectively, an increase of 6.1 percentage points. This increase in the rate was due largely to the $25,000 non-deductible charge related to an agreement in principle with the SEC. This non-deductible charge will continue to negatively impact the tax rate in future quarters during 2009.
Loss from Discontinued Operations
The following table represents information regarding our loss from discontinued operations for the three-month periods ended March 31, 2009 and 2008:

	Three months ended
	March 31,
	2009	2008	% Point Change	% Change
Loss from discontinued operations, net of tax	$(2,706)	$(608)	$(2,098)	N/M
Percent of net sales	(0.4)	(0.1)	(0.3)
Discontinued operations in the EMEA based enterprise security business negatively impacted net income. This business was not achieving an acceptable level of profitability and, therefore, the operations were closed entirely.
Net Income attributable to Diebold, Incorporated
The following table represents information regarding our net income for the three-month periods ended March 31, 2009 and 2008:

	Three months ended
	March 31,
	2009	2008	% Point Change	% Change
Net income attributable to Diebold, Incorporated	$1,648	$13,795	$(12,147)	(88.1)
Percent of net sales	0.2	2.0	(1.8)
Based on the results from continuing and discontinued operations discussed above, the Company reported net income of $1,648 and $13,795 for the three-months ended March 31, 2009 and 2008.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of March 31, 2009
(Unaudited)
(In thousands, except per share amounts)
Segment Analysis and Operating Profit Summary
Diebold North America (DNA) net sales of $355,683 for the first quarter of 2009 decreased $1,883 or 0.5 percent from the first quarter of 2008 net sales of $357,566. The decrease in DNA net sales was due to decreased revenue from the security solutions product and service offerings offset by increased financial self-service revenue. Diebold International (DI) net sales of $300,741 for the first quarter of 2009 decreased by $15,616 or 4.9 percent compared to the first quarter of 2008 net sales of $316,357. The decrease in DI net sales was due to lower revenue in all geographic regions except Brazil. Election Systems (ES) & Other net sales of $6,726 for the first quarter of 2009 decreased $11,259 or 62.6 percent from the first quarter of 2008 net sales of $17,985. The decrease was due to lower U.S.-based election systems revenue of $8,795 and lower Brazilian lottery systems revenue of $827.
DNA operating profit for the first quarter of 2009 increased by $6,396 or 45.2 percent compared to the first quarter of 2008. Operating profit was favorably affected by the Company’s ongoing cost reduction efforts, lower non-routine expenses in 2009, and a charge of $4,376 for the impairment of assets in the quarter ended March 31, 2008. These benefits were offset by lower absorption and unfavorable mix related to a significant reduction in regional U.S. banking revenue and significantly higher national account revenue. DI operating profit for the first quarter of 2009 increased by $14,961 as a result of lower operating expenses, moving from an operating profit of $9,934 in the first quarter of 2008 to an operating profit of $24,895 in the first quarter of 2009. Operating profit for ES & Other decreased by $5,119, moving from an operating loss of $2,037 in the first quarter of 2008 to an operating loss of $7,156 in the first quarter of 2009. The decrease resulted from lower revenue and profitability for PESI.
Refer to Note 12 to the condensed consolidated financial statements for further details of segment revenue and operating profit.
LIQUIDITY AND CAPITAL RESOURCES
Capital resources are obtained from income retained in the business, issuance of the Company’s senior notes, borrowings under the committed and uncommitted credit facilities, long-term industrial revenue bonds, and operating and capital leasing arrangements. Management expects that the Company’s capital resources will be sufficient to finance planned working capital needs, investments in facilities or equipment, dividends and the purchase of the Company’s common shares for at least the next twelve months. Part of the Company’s growth strategy is to pursue strategic acquisitions. The Company has made acquisitions in the past and intends to make acquisitions in the future. The Company intends to finance any future acquisitions with either cash provided from operations, borrowings under available credit facilities, proceeds from debt or equity offerings and/or the issuance of common shares.
The following table summarizes the results of our condensed consolidated statement of cash flows for the three-month periods ended March 31, 2009 and 2008:

	Three months ended
	March 31,
	2009	2008
Net cash flow provided (used) by:
Operating activities	$19,537	$18,566
Investing activities	(9,344)	(38,443)
Financing activities	(25,791)	(45,646)
Effect of exchange rate changes on cash and cash equivalents	(4,084)	1,204

Net decrease in cash and cash equivalents	$(19,682)	$(64,319)

Net cash provided by operating activities during the first quarter of 2009 increased by $971 or 5.2 percent from the first quarter of 2008. Cash flows from operating activities are generated mainly from net income and controlling the components of working capital. The primary reasons for the increase were the changes in working capital and other assets and liabilities, offset by a decrease in net income. Trade receivables decreased by $4,920 in the first quarter of 2009 as compared with an increase of $30,483 in first quarter of 2008, with days sales outstanding improving to 52 days at March 31, 2009 from 62 days at March 31, 2008. The decrease in trade receivables in the first quarter of 2009 was attributed to lower revenue as compared to the first quarter of 2008 as well as improvement in cash collections. The decrease in accounts payable was $31,921 in the first quarter of 2009 as compared with $6,859 in the first quarter of 2008 due to the timing of payments primarily in the Company’s EMEA region. Cash used by changes in certain assets and liabilities of $15,579 in the first quarter of 2009 was primarily due to the Company’s contributions to its pension plan of

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of March 31, 2009
(Unaudited)
(In thousands, except per share amounts)
$12,684 in the first quarter of 2009 compared to contributions of $700 in the first quarter of 2008. The change of $10,362 in other current assets was primarily related to decreases in international sales tax recoverable in 2009 compared to increases in 2008 due to changes in product sales levels.
Net cash used for investing activities was $9,344 in the three months ended March 31, 2009, a decrease of $29,099 from the same period in 2008. The decrease was primarily due to the $31,035 net change in investments, moving from net payments for purchases of investments of $16,768 during the first quarter of 2008 to net proceeds from maturities of investments of $14,267 during the first quarter of 2009.
Net cash used by financing activities was $25,791 during the three months ended March 31, 2009, compared with net cash used of $45,646 during the three months ended March 31, 2008. The decrease was primarily due to a decrease in net notes payable repayments of $21,055.
In March 2006, the Company secured fixed-rate long-term financing of $300,000 through the issuance of senior notes in order to take advantage of attractive long-term interest rates. The maturity dates of the senior notes are staggered, with $75,000, $175,000 and $50,000 becoming due in 2013, 2016 and 2018, respectively.
At March 31, 2009, the Company had U.S. dollar denominated senior notes outstanding of $300,000, U.S. dollar denominated outstanding bank credit lines approximating $212,439, euro denominated outstanding bank credit lines approximating 55,998 (translated at $74,203) and Indian rupee denominated outstanding bank credit lines approximating 515,957 (translated at $10,171). As of March 31, 2009, an additional $214,562 was available under committed credit line agreements, and $43,461 was available under uncommitted lines of credit. The Company’s credit facility expires on April 27, 2010.
The Company‘s financing agreements contain various restrictive financial covenants, including net debt to capitalization and interest coverage ratios. As of March 31, 2009, the Company was in compliance with the financial covenants in its debt agreements.
All contractual cash obligations with initial and remaining terms in excess of one year and contingent liabilities remained generally unchanged at March 31, 2009 compared to December 31, 2008.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s consolidated financial statements. The preparation of these financial statements requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the value of purchase consideration, valuation of trade receivables, inventories, goodwill, intangible assets, and other long-lived assets, legal contingencies, guarantee obligations, indemnifications, and assumptions used in the calculation of income taxes, pension and other postretirement benefits, and customer incentives, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic difficulties in the United States credit markets and the global markets. Management monitors the economic condition and other factors and will adjust such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile foreign currency and equity, and declines in the global economic environment have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.
Management believes there have been no significant changes during the quarter ended March 31, 2009 to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s annual report on Form 10-K for the year ended December 31, 2008.
RECENT ACCOUNTING PRONOUNCEMENTS
In April 2009, the Financial Accounting Standards Board (FASB) issued three FASB staff positions: (FSP) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4), FSP FAS 115-2, FAS 124-2 and EITF 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments, and FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. These FSPs clarify the guidance in SFAS 157 related to measuring fair-value in inactive markets, modifying the recognition and measurement of other-than-temporary impairments of debt securities, and requiring public companies to disclose the fair values of financial instruments in interim periods. All three FSPs are effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of March 31, 2009
(Unaudited)
(In thousands, except per share amounts)
In December 2008, the FASB issued FSP No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which amends the FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits. FSP No. 132(R)-1 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. It requires companies to disclose more information about how investment allocation decisions are made, major categories of plan assets, including concentrations of risk and fair-value measurements, and the fair-value techniques and inputs used to measure plan assets. FSP No. 132(R)-1 is effective for fiscal years ending after December 15, 2009.
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
Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Some of the risks, uncertainties and other factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements include, but are not limited to:
•	ability to reach definitive agreements with the SEC and DOJ regarding their respective investigations;

•	competitive pressures, including pricing pressures and technological developments;

•	changes in the Company’s relationships with customers, suppliers, distributors and/or partners in its business ventures;

•	changes in political, economic or other factors such as currency exchange rates, inflation rates, recessionary or expansive trends, taxes and regulations and laws affecting the worldwide business in each of the Company’s operations, including Brazil, where a significant portion of the Company’s revenue is derived;

•	the effects of the sub-prime mortgage crisis and the disruptions in the financial markets, including the bankruptcies, restructurings or consolidations of financial institutions, which could reduce our customer base and/or adversely affect our customers’ ability to make capital expenditures, as well as adversely impact the availability and cost of credit;

•	acceptance of the Company’s product and technology introductions in the marketplace;
•	amount of cash and non-cash charges in connection with the planned closure of the Company’s Newark, Ohio facility, and the closure of the Company’s EMEA-based enterprise security operations;
•	unanticipated litigation, claims or assessments;
•	variations in consumer demand for financial self-service technologies, products and services;
•	challenges raised about reliability and security of the Company’s election systems products, including the risk that such products will not be certified for use or will be decertified;
•	changes in laws regarding the Company’s election systems products and services;

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of March 31, 2009
(Unaudited)
(In thousands, except per share amounts)
•	potential security violations to the Company’s information technology systems;
•	the investment performance of the Company’s pension plan assets, which could require the Company to increase its pension contributions;
•	the Company’s ability to successfully execute its strategy related to the elections systems business; and
•	the Company’s ability to achieve benefits from its cost-reduction initiatives and other strategic changes.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2009
(In thousands)
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to foreign currency exchange rate risk inherent in its international operations denominated in currencies other than the U.S. dollar. A hypothetical 10 percent movement in the applicable foreign exchange rates would have resulted in an increase or decrease in 2009 year-to-date operating profit of approximately $2,089. The sensitivity model assumes an instantaneous, parallel shift in the foreign currency exchange rates. Exchange rates rarely move in the same direction. The assumption that exchange rates change in an instantaneous or parallel fashion may overstate the impact of changing exchange rates on amounts denominated in a foreign currency.
The Company’s risk-management strategy uses derivative financial instruments such as forwards to hedge certain foreign currency exposures. The intent is to offset gains and losses that occur on the underlying exposures, with gains and losses on the derivative contracts hedging these exposures. The Company does not enter into derivatives for trading purposes. The Company’s primary exposures to foreign exchange risk are movements in the dollar/euro, pound/dollar, dollar/forint, dollar/franc and dollar/real rates. For the three months ended March 31, 2009, there were no significant changes in the Company’s foreign exchange risks compared with the prior period.
The Company manages interest rate risk with the use of variable rate borrowings under its committed and uncommitted credit facilities and interest rate swaps. Variable rate borrowings under the credit facilities totaled $302,805 at March 31, 2009, of which $50,000 was effectively converted to fixed rate using interest rate swaps. A one percentage point increase or decrease in interest rates would have resulted in an increase or decrease in interest expense for the three months ended March 31, 2009 of approximately $751 on the variable debt including the impact of the swap agreements. The Company’s primary exposure to interest rate risk is movement in the three month LIBOR. As discussed in Note 9 to the condensed consolidated financial statements, the Company hedged $200,000 of the fixed rate borrowings under its senior notes, which was treated as a cash flow hedge. This reduced the effective interest rate by 14 basis points from 5.50 to 5.36 percent.
ITEM 4: CONTROLS AND PROCEDURES
This quarterly report includes the certifications of our chief executive officer (CEO) and interim chief financial officer (CFO) required by Rule 13a-14 of the Exchange Act. See Exhibits 31.1 and 31.2. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.
INTRODUCTION
During 2008, management spent considerable time and resources performing extensive and additional analyses and substantive procedures to support the audit process to complete five sets of financial statements for each of the periods from the second quarter of 2007 through the second quarter of 2008 to become a current filer with the SEC. In light of these efforts, management was unable to remediate all of its material weaknesses; however, we continue to invest significant time and resources to engage in actions to remediate weaknesses in our internal control over financial reporting. Based on the extensive and additional analyses and substantive procedures performed by management that are designed to facilitate the reliability of financial reporting but that are not part of the internal control over financial reporting, management believes that the unaudited condensed consolidated financial statements fairly present, in all material respects, the Company’s financial position, results of operations and cash flows as of the dates, and for the periods, presented. Refer to Note 1 in Notes to condensed consolidated financial statements.
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
In connection with the preparation of this quarterly report, the Company’s management, under the supervision and with the participation of the CEO and CFO, conducted an evaluation of disclosure controls and procedures, including the remedial actions described below, as of the end of the period covered by this report. Based on that evaluation, certain material weaknesses in internal control over financial reporting, as discussed in detail below and disclosed in previous filings, have not been remediated. As a result, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2009, and through the filing of this quarterly report. As described in detail throughout this Item 4, the Company’s management continues to take

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2009
(In thousands)
actions to remediate material weaknesses in our internal control over financial reporting.
We continue to use our management certification process to identify matters that might require disclosure and to encourage transparency and accountability with respect to the accuracy of our disclosures in order to strengthen our disclosure controls and procedures. Our process requires multiple levels of management to provide sub-certifications, all of which are aggregated and reported to the CEO and CFO for assessment prior to the filing of the quarterly condensed consolidated financial statements. We utilized this process in preparing this quarterly report.
Management notes that the following previously identified control deficiencies constitute material weaknesses as of March 31, 2009:
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As previously disclosed under “Item 9A — Controls and Procedures” in our annual report on Form 10-K for the year ended December, 31, 2008, management concluded that our internal control over financial reporting was not effective based on the material weaknesses identified. Management has worked on remediation efforts since the filing of that annual report.
During the quarter ended March 31, 2009, management made the following changes in our internal control over financial reporting related to our five previously reported material weaknesses:
Monitoring: As of March 31, 2009, management believes it has sufficient evidence to conclude that the previously disclosed material weakness pertaining to monitoring the Company’s balance sheet has been fully remediated. Beginning in December 2008, at each of the Company’s global entities, management executed a new monitoring control process that includes the completion of a detailed analytical review by related finance management at a level of precision designed to detect errors in the financial statements that could be material. This process includes an additional review by the applicable division chief financial officer as well as a review by corporate accounting and finance management. The process includes a review to identify inconsistencies in application of U.S. GAAP, reporting misclassifications of balances, and/or validates that variances in balance sheet accounts are consistent with fluctuations in related income statement accounts. This process is designed to supplement other control processes, such as review and approval of manual journal entries and account reconciliations to validate the accuracy of reported amounts.
During the quarter ended March 31, 2009, changes in our internal control over financial reporting occurred related to the following four material weaknesses which continue to exist as of March 31, 2009:

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2009
(In thousands)
Selection, Application and Communication of Accounting Policies: Management continued to make personnel changes in the accounting and financial reporting functions. Actions were taken, related to appropriate remedial actions with respect to certain employees, including reassignments, reprimands, increased supervision, and the imposition of financial penalties in the form of compensation adjustments. In addition, management continued to enhance its accounting and finance organization personnel to better align individuals with job responsibilities commensurate with skill-sets, experience, and capabilities. The Company continued to evaluate and make changes to the structure of the finance department, to further align and segregate, where necessary, the responsibilities within the accounting, financial reporting, planning and forecasting functions. In addition, the Company has continued to design and implement retention programs to assure that personnel with this background and experience can be retained. In March 2009, management finalized and published a policy to clarify requirements related to proper revenue recognition to facilitate global compliance with its existing revenue recognition policy. This policy formalized the Company’s previously communicated requirements and extensive training was conducted throughout the Company at all levels.
Manual Journal Entries: Management continued to enforce policies and procedures to manually monitor compliance with its global journal entry accounting policy, which governs requirements for support, review and approval of manual journal entries. The Company continued development and testing of system application control functionality in order to implement the automation of manual journal entry approvals within its global accounting close process to systematically enforce the Company’s policy. In addition, as part of our standard period-end financial closing procedures, management continued to enhance the monitoring process and controls related to manual journal entries by continuing to conduct proper managerial reviews and approvals for completeness, accuracy, and appropriateness of the entries recorded in the accounting records.
Contractual Agreements: Management substantially completed the design and development phases related to a more standardized process supported by a new global non-routine contractual agreement database for monitoring, updating, and disseminating these agreements to facilitate a complete and timely review by appropriate accounting and other relevant personnel. These additional controls, upon global deployment, are intended to facilitate management’s review and accounting evaluation related to existence, completeness, approval, and retention of global non-routine contractual agreements amongst its various functional departments.
Account Reconciliations: Management continues to enforce policies and procedures to manually monitor compliance with its global account reconciliation policy, which governs requirements for content, format, and review and approval of account reconciliations. Management has continued its implementation of a global account reconciliation database and compliance monitoring tool related to existence, completeness, accuracy and retention of account reconciliations. In the first quarter of 2009, the tool was utilized by Canada, Mexico and substantially all entities in the Company’s Europe, Middle East and Africa business unit to complete over 50 percent of their account reconciliations. In addition, setup efforts were substantially completed related to the deployment of this compliance monitoring tool for China, Brazil, and several other Asia-Pacific entities.
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
Selection, Application and Communication of Accounting Policies: At this time, the Company anticipates that the remediation efforts related to the issuance of certain other accounting policies pertaining to analytical reviews, non-routine contractual agreements, accounting for inventory, and accounting for prepaid assets and accruals, along with related training, will be fully implemented globally by the quarter ending June 30, 2009.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2009
(In thousands)
Manual Journal Entries: Management is planning the utilization of systematic application controls for manual journal entry approvals within its global accounting close process. In addition, as part of our standard period end financial closing procedures, management will continue to enhance the monitoring process and controls related to manual journal entry approvals by continuing to conduct proper managerial reviews and approvals of the completeness, accuracy, and appropriateness of the entries recorded in the accounting records. At this time, the Company anticipates that the remediation efforts will be fully implemented globally by the end of 2009.
Contractual Agreements: Management plans to issue a formal policy related to the review of non-routine contractual agreements and globally deploy and train associates on the formalized process for monitoring, updating, and disseminating these types of contractual agreements to facilitate a complete and timely review by accounting personnel. The additional controls include the implementation of a global contractual agreement database to facilitate management’s review and accounting evaluation related to existence, completeness, approval, and retention of global non-routine contractual agreements amongst the various departments. At this time, the Company anticipates that the remediation efforts will be fully implemented globally by the quarter ending June 30, 2009.
Account Reconciliations: Management plans to continue global deployment of an account reconciliation compliance monitoring tool related to existence, completeness, accuracy and retention of account reconciliations. By the end of the second quarter of 2009, it is planned that deployment of this compliance monitoring tool will be completed for a significant portion of the Company’s entities, and these entities will complete over 75 percent of their account reconciliations within the tool. At this time, the Company anticipates that the remediation efforts will be fully implemented globally by the end of 2009. In the meantime, management utilizes manual monitoring processes to assure that reconciliations are completed, reviewed and approved in a timely fashion.
The four material weaknesses identified by management and discussed above are not fully remediated as of the date of the filing of this quarterly report. Substantive procedures that are not a component of our internal control over financial reporting have been performed by the Company in consultation with external accounting advisors to assure the underlying transactions within this quarterly report are supported and the financial statements are fairly stated as of the date of the filing of this quarterly report. Under the direction of the Audit Committee, management has developed a detailed plan and timetable for the implementation of the above-referenced remedial measures, and will continue to monitor their implementation. In addition, under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of our internal control over financial reporting, as well as policies and procedures to improve the overall effectiveness of our internal control over financial reporting.
Management estimates the total cost for remediation efforts to be approximately $3,600, which includes $2,900 of consultation fees and $700 of internal costs, including software purchases.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2009
PART II – OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS
(Dollars in thousands)
At March 31, 2009, the Company was a party to several lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the Company’s condensed consolidated financial statements would not be materially affected by the outcome of any present legal proceedings, commitments, or asserted claims.
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
The Konkol, Ziolkowski, New Jersey Carpenter’s Pension Fund, Rein and Graham cases, which allege violations of the federal securities laws, have been consolidated into a single proceeding. The McDermott, Barnett, Farrell, Forbes and Gromek cases, which allege breaches of fiduciary duties under the Employee Retirement Income Security Act of 1974 with respect to the 401(k) plan, likewise have been consolidated into a single proceeding. The Company and the individual defendants deny the allegations made against them, regard them as without merit, and intend to defend themselves vigorously. In May 2009, the Company agreed to settle the 401(k) class action litigation for $4,500, to be paid out of the Company’s insurance policies. The settlement is subject to final documentation and approval of the court. On August 22, 2008, the court dismissed the consolidated amended complaint in the consolidated securities litigation and entered a judgment in favor of the defendants. On September 16, 2008, the plaintiffs in the consolidated securities litigation filed a notice of appeal with the U.S. Court of Appeals for the Sixth Circuit.
The Company, including certain of its subsidiaries, filed a lawsuit on May 30, 2008 (Premier Election Solutions, Inc., et al. v. Board of Elections of Cuyahoga County, et al., Case No. 08-CV-05-7841, (Franklin Cty. Ct Common Pleas)) against the Board of Elections of Cuyahoga County, Ohio, the Board of County Commissioners of Cuyahoga County, Ohio, (collectively, the County), and Ohio Secretary of State Jennifer Brunner (Secretary) regarding several Ohio contracts under which the Company provided voting equipment and related services to the State of Ohio and a number of its counties. The lawsuit was precipitated by the County’s threats to sue the Company for unspecified damages. The complaint seeks a declaration that the Company met its contractual obligations. In response, on July 15, 2008, the County filed an answer and counterclaim alleging that the voting system was defective and seeking declaratory relief and unspecified damages under several theories of recovery. In addition, the County is trying to pierce the Company’s “corporate veil” and hold Diebold, Incorporated directly liable for acts and omissions alleged to have been committed by its subsidiaries (even though Diebold, Incorporated is not a party to the contracts.) The Secretary has also filed an answer and counterclaim seeking declaratory relief and unspecified damages under several theories of recovery. The Butler County Board of

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2009
Elections has joined in, and incorporated by reference, the Secretary’s counterclaim. The Company has not yet responded to the counterclaims.
The Company has filed motions to dismiss and for more definite statement of the counterclaims. The motions are fully briefed and are awaiting a decision by the court. The Secretary has also added ten Ohio counties as additional defendants, claiming that those counties also experienced problems with the voting systems, but many of those counties have moved for dismissal.
Management is unable to determine the financial statement impact, if any, of the federal securities class action and the electronic voting systems action.
The Company was informed during the first quarter of 2006 that the staff of the SEC had begun an informal inquiry relating to the Company’s revenue recognition policy. In the second quarter of 2006, the Company was informed that the SEC’s inquiry had been converted to a formal, non-public investigation. In the fourth quarter of 2007, the Company also learned that the DOJ had begun a parallel investigation. On May 1, 2009, the Company reached an agreement in principle with the staff of the SEC to settle civil charges stemming from the staff’s pending investigation. In addition, the Company has been informed by the U.S. Attorney’s Office for the Northern District of Ohio that it will not bring criminal charges against the Company for the transactions and accounting issues that are the subject of the SEC investigation.
Under the terms of the agreement in principle with the staff of the SEC, the Company will neither admit nor deny civil securities fraud charges, will pay a penalty of $25,000 and will agree to an injunction against committing or causing any violations or future violations of certain specified provisions of the federal securities laws. The agreement in principle with the staff of the SEC remains subject to the final approval of the SEC, and there can be no assurance that the SEC will accept the terms of the settlement negotiated with the staff.
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Information concerning the Company’s share repurchases made during the first quarter of 2009:

			Total Number of	Maximum
			Shares Purchased	Number of Shares
	Total Number of		as Part of Publicly	that May Yet Be
	Shares	Average Price	Announced Plans	Purchased Under
Period	Purchased (1)	Paid Per Share	(2)	the Plans (2)
January	2,860	$28.77	—	2,926,500
February	70,089	24.02	—	2,926,500
March	—	—	—	2,926,500

Total	72,949	$24.21	—	2,926,500

(1)	Includes 2,860 and 70,089 shares in January and February, respectively, surrendered or deemed surrendered to the Company in order to satisfy tax withholding obligations in connection with the distribution of common shares under employee share-based compensation plans.

(2)	The total number of shares repurchased as part of the publicly announced share repurchase plan was 9,073,500 as of March 31, 2009. The plan was approved by the Board of Directors in April 1997 and authorized the repurchase of up to two million shares. The plan was amended in June 2004 to authorize the repurchase of an additional two million shares, and was further amended in August and December 2005 to authorize the repurchase of an additional six million shares. On February 14, 2007, the Board of Directors approved an increase in the Company’s share repurchase program by authorizing the repurchase of up to an additional two million of the Company’s outstanding common shares. The plan has no expiration date.
ITEM 3: EXHIBITS

3.1(i)	Amended and Restated Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.1(i) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 (Commission File No. 1-4879)

3.1(ii)	Amended and Restated Code of Regulations — incorporated by reference to Exhibit 3.1(ii) to Registrant’s Quarterly

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2009

Report on Form 10-Q for the quarter ended March 31, 2007 of Diebold, Incorporated (Commission File No. 1-4879)

3.2	Certificate of Amendment by Shareholders to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.2 to Registrant’s Form 10-Q for the quarter ended March 31, 1996 (Commission File No. 1-4879)

3.3	Certificate of Amendment to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.3 to Registrant’s Form 10-K for the year ended December 31, 1998 (Commission File No. 1-4879)

4.1	Rights Agreement dated as of February 11, 1999 between Diebold, Incorporated and The Bank of New York — incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form 8-A, filed on February 2, 1999 (Commission File No. 1-4879)

*10.1	Form of Amended and Restated Employment Agreement — incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)

*10.5(i)	Supplemental Employee Retirement Plan I as amended and restated January 1, 2008— incorporated by reference to Exhibit 10.5(i) to Registrant’s Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)

*10.5(ii)	Supplemental Employee Retirement Plan II as amended and restated July 1, 2002 — incorporated by reference to Exhibit 10.5(ii) to Registrant’s Form 10-Q for the quarter ended September 30, 2002 (Commission File No. 1-4879)

*10.5(iii)	Pension Restoration Supplemental Executive Retirement Plan— incorporated by reference to Exhibit 10.5(iii) to Registrant’s Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)

*10.5(iv)	Pension Supplemental Executive Retirement Plan— incorporated by reference to Exhibit 10.5(iv) to Registrant’s Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)

*10.5(v)	401(k) Restoration Supplemental Executive Retirement Plan— incorporated by reference to Exhibit 10.5(v) to Registrant’s Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)

*10.5(vi)	401(k) Supplemental Executive Retirement Plan— incorporated by reference to Exhibit 10.5(vi) to Registrant’s Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)

*10.7(i)	1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7(i) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992 (Commission File No. 1-4879)

*10.7(ii)	Amendment No. 1 to the Amended and Restated 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998 (Commission File No. 1-4879)

*10.7(iii)	Amendment No. 2 to the Amended and Restated 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 2003 (Commission File No. 1-4879)

*10.7(iv)	Deferred Compensation Plan No. 2 for Directors of Diebold, Incorporated— incorporated by reference to Exhibit 10.7(iv) to Registrant’s Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)

*10.8	1991 Equity and Performance Incentive Plan as Amended and Restated as of April 13, 2009 — incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on April 29, 2009 (Commission File No. 1-4879)

*10.9	Long-Term Executive Incentive Plan — incorporated by reference to Exhibit 10.9 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993 (Commission File No. 1-4879)

*10.10	Deferred Incentive Compensation Plan No. 2 — incorporated by reference to Exhibit 10.10 to Registrant’s Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)

*10.11	Annual Incentive Plan — incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 1-4879)

*10.13(i)	Forms of Deferred Compensation Agreement and Amendment No. 1 to Deferred Compensation Agreement — incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 (Commission File No. 1-4879)

*10.13(ii)	Section 162(m) Deferred Compensation Agreement (as amended and restated January 29, 1998) — incorporated by reference to Exhibit 10.13 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998 (Commission File No. 1-4879)

*10.14	Deferral of Stock Option Gains Plan — incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (Commission File No. 1-4879)

10.17(i)	Amended and Restated Loan Agreement dated as of April 30, 2003 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, N.A. — incorporated by reference to Exhibit 10.17 to Registrant’s Form 10-Q for the quarter ended June 30, 2003 (Commission File No. 1-4879)

10.17(ii)	First Amendment to Loan Agreement, dated as of April 28, 2004 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, N.A. — incorporated by reference to Exhibit 10.17 (ii) to Registrant’s Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 1-4879)

10.17(iii)	Second Amendment to Loan Agreement, dated as of April 27, 2005 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and JPMorgan Chase Bank N.A. (successor by merger to Bank One, N.A.) — incorporated by

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2009

reference to Exhibit 10.1 to Registrant’s Form 8-K filed on May 3, 2005 (Commission File No. 1-4879)

10.17(iv)	Third Amendment to Loan Agreement, dated as of November 16, 2005 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and JPMorgan Chase Bank N.A. (successor by merger to Bank One, N.A.) — incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on November 22, 2005 (Commission File No. 1-4879)

10.17(v)	Fourth Amendment to Loan Agreement, dated November 27, 2006 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and JPMorgan Chase Bank N.A. — incorporated by reference to Exhibit 10.17(v) to Registrant’s Form 10-K for the year ended December 31, 2006. (successor by merger to Bank One, N.A.) (Commission File No. 1-4879)

10.20(i)	Transfer and Administration Agreement, dated as of March 30, 2001 by and among DCC Funding LLC, Diebold Credit Corporation, Diebold, Incorporated, Receivables Capital Corporation and Bank of America, National Association and the financial institutions from time to time parties thereto— incorporated by reference to Exhibit 10.20(i) to Registrant’s Form 10-Q for the quarter ended March 31, 2001 (Commission File No. 1-4879)

10.20(ii)	Amendment No. 1 to the Transfer and Administration Agreement, dated as of May 2001, by and among DCC Funding LLC, Diebold Credit Corporation, Diebold, Incorporated, Receivables Capital Corporation and Bank of America, National Association and the financial institutions from time to time parties thereto — incorporated by reference to Exhibit 10.20 (ii) to Registrant’s Form 10-Q for the quarter ended March, 31, 2001 (Commission File No. 1-4879)

*10.22	Form of Non-Qualified Stock Option Agreement — incorporated by reference to Exhibit 10.22 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (Commission File No. 1-4879)

10.23	Form of Restricted Share Agreement — incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on February 16, 2005 (Commission File No. 1-4879)

*10.24	Form of RSU Agreement — incorporated by reference to Exhibit 10.24 to Registrant’s Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)

*10.25	Form of Performance Share Agreement — incorporated by reference to Exhibit 10.25 to Registrant’s Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)

*10.26	Diebold, Incorporated Annual Cash Bonus Plan — incorporated by reference to Exhibit A to Registrants’ Proxy Statement on Schedule 14A filed on March 16, 2005 (Commission File No. 1-4879)

10.27	Form of Note Purchase Agreement — incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on March 8, 2006 (Commission File No. 1-4879)

*10.28	Amended and Restated Employment Agreement between Diebold, Incorporated and Thomas W. Swidarski, as amended as of December 29, 2008 — incorporated by reference to Exhibit 10.28 to Registrant’s Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)

*10.29	Amended and Restated Employment [Change in Control] Agreement between Diebold, Incorporated and Thomas W. Swidarski, as amended as of December 29, 2008 — incorporated by reference to Exhibit 10.29 to Registrant’s Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)

*10.30	Form of Deferred Shares Agreement — incorporated by reference to Exhibit 10.30 to Registrant’s Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

*	Reflects management contract or other compensatory arrangement.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2009
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIEBOLD, INCORPORATED

(Registrant)

Date: May 8, 2009	By:	/s/ Thomas W. Swidarski
Thomas W. Swidarski
President and Chief Executive Officer (Principal Executive Officer)

Date : May 8, 2009	By:	/s/ Leslie A. Pierce
Leslie A. Pierce
Vice President and Corporate Controller Interim Chief Financial Officer (Principal Financial Officer)

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2009
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