Form 10-Q
period 2009-06-30
DIEBOLD INC
filed 2009-08-07
CIK 28823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Registrant’s telephone number, including area code: (330) 490-4000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $1.25 Par Value — 66,257,202 shares as of July 31, 2009

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
INDEX

PART I — FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
DIEBOLD, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$206,209	$241,436
Short-term investments	143,893	121,387
Trade receivables, less allowances for doubtful accounts of $27,295 and $25,060, respectively	405,085	447,079
Inventories	542,746	540,971
Deferred income taxes	98,068	95,086
Prepaid expenses	43,183	42,909
Other current assets	112,169	125,250

Total current assets	1,551,353	1,614,118

Securities and other investments	73,613	70,914
Property, plant and equipment, at cost	608,031	579,951
Less accumulated depreciation and amortization	399,318	376,357

Property, plant and equipment, net	208,713	203,594
Goodwill	432,179	408,303
Other assets	266,556	241,007

Total assets	$2,532,414	$2,537,936

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$276,639	$10,596
Accounts payable	142,601	195,483
Deferred revenue	219,743	195,164
Other current liabilities	332,451	334,154

Total current liabilities	971,434	735,397

Notes payable — long term	300,000	594,588
Pensions and other benefits	119,738	131,792
Postretirement and other benefits	31,927	32,857
Deferred income taxes	40,152	35,307
Other long-term liabilities	42,821	43,737

Shareholders’ equity
Diebold, Incorporated shareholders’ equity	—	—
Preferred shares, no par value, 1,000,000 authorized shares, none issued	—	—
Common shares, 125,000,000 authorized shares, 76,018,462 and 75,801,434 issued shares, 66,255,773 and 66,114,560 outstanding shares, respectively	95,023	94,752
Additional capital	284,447	278,135
Retained earnings	1,052,238	1,054,873
Treasury shares, at cost (9,762,689 and 9,686,874 shares, respectively)	(410,073)	(408,235)
Accumulated other comprehensive loss	(18,755)	(72,924)

Total Diebold, Incorporated shareholders’ equity	1,002,880	946,601
Noncontrolling interests	23,462	17,657

Total shareholders’ equity	1,026,342	964,258

Total liabilities and shareholders’ equity	$2,532,414	$2,537,936

See accompanying Notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Net sales
Products	$327,668	$355,138	$629,201	$663,617
Services	372,828	413,538	734,445	796,967

	700,496	768,676	1,363,646	1,460,584

Cost of sales
Products	248,116	260,437	476,440	480,029
Services	279,584	315,112	562,374	614,866

	527,700	575,549	1,038,814	1,094,895

Gross profit	172,796	193,127	324,832	365,689
Selling and administrative expense	110,571	128,595	207,862	255,604
Research, development and engineering expense	17,841	17,517	34,312	36,658
Impairment of assets	—	—	—	4,376

	128,412	146,112	242,174	296,638

Operating profit	44,384	47,015	82,658	69,051
Other income (expense)
Investment income	7,006	6,437	12,832	12,966
Interest expense	(7,786)	(10,399)	(17,744)	(21,187)
Miscellaneous, net	689	(2,242)	(24,854)	1,786

Income from continuing operations before taxes	44,293	40,811	52,892	62,616
Taxes on income	12,424	10,295	14,560	15,959

Income from continuing operations	31,869	30,516	38,332	46,657
Loss from discontinued operations, net of tax	(155)	(2,024)	(2,861)	(2,632)

Net income	31,714	28,492	35,471	44,025
Less: Net income attributable to noncontrolling interests	(1,284)	(1,278)	(3,393)	(3,016)

Net income attributable to Diebold, Incorporated	$30,430	$27,214	$32,078	$41,009

Basic weighted-average shares outstanding	66,252	66,101	66,214	66,059
Diluted weighted-average shares outstanding	66,786	66,765	66,734	66,364

Basic earnings per share:
Net income from continuing operations	$0.46	$0.44	$0.52	$0.66
Loss from discontinued operations	—	(0.03)	(0.04)	(0.04)

Net income attributable to Diebold, Incorporated	$0.46	$0.41	$0.48	$0.62

Diluted earnings per share:
Net income from continuing operations	$0.46	$0.44	$0.52	$0.66
Loss from discontinued operations	—	(0.03)	(0.04)	(0.04)

Net income attributable to Diebold, Incorporated	$0.46	$0.41	$0.48	$0.62

Amounts attributable to Diebold, Incorporated
Income from continuing operations, net of tax	$30,585	$29,238	$34,939	$43,641
Discontinued operations, net of tax	(155)	(2,024)	(2,861)	(2,632)

Net income attributable to Diebold, Incorporated	$30,430	$27,214	$32,078	$41,009

See accompanying Notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six months ended
	June 30,
	2009	2008
Cash flow from operating activities:
Net income	$35,471	$44,025
Adjustments to reconcile net income to cash provided by operating activities:
Loss from discontinued operations	2,861	2,632
Depreciation and amortization	37,474	33,477
Share-based compensation	6,058	6,021
Excess tax benefits from share-based compensation	(84)	—
Deferred income taxes	(970)	(1,397)
Impairment of asset	—	4,376
Cash provided (used) by changes in certain assets and liabilities:
Trade receivables	54,122	(54,793)
Inventories	17,016	(44,082)
Prepaid expenses	904	(2,981)
Other current assets	22,956	(17,371)
Accounts payable	(53,559)	18,425
Deferred revenue	22,549	25,798
Certain other assets and liabilities	(64,972)	(4,478)

Net cash provided by operating activities	79,826	9,652

Cash flow from investing activities:
Payments for acquisitions, net of cash acquired	(5,364)	(3,733)
Proceeds from maturities of investments	102,255	135,610
Payments for purchases of investments	(108,635)	(163,679)
Proceeds from sale of fixed assets	—	29
Capital expenditures	(22,137)	(19,778)
Increase in certain other assets	(16,012)	(15,282)

Net cash used by investing activities	(49,893)	(66,833)

Cash flow from financing activities:
Dividends paid	(34,713)	(33,270)
Notes payable borrowings	197,169	373,338
Notes payable repayments	(226,028)	(322,806)
Distribution of affiliates’ earnings to noncontrolling interest holders	(539)	—
Excess tax benefits from share-based compensation	84	—
Repurchase of shares for share-based compensation withhholding taxes	(1,838)	—

Net cash (used) provided by financing activities	(65,865)	17,262

Effect of exchange rate changes on cash	705	7,825

Decrease in cash and cash equivalents	(35,227)	(32,094)
Cash and cash equivalents at the beginning of the period	241,436	206,334

Cash and cash equivalents at the end of the period	$206,209	$174,240

See accompanying Notes to condensed consolidated financial statements

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2009
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
The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and Notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s annual report on Form 10-K for the year ended December 31, 2008. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at June 30, 2009 and December 31, 2008, the results of its operations for the three- and six-month periods ended June 30, 2009 and June 30, 2008, and its cash flows for the six-month periods ended June 30, 2009 and June 30, 2008.
In addition, some of the Company’s statements in this quarterly report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the six-month period ended June 30, 2009 are not necessarily indicative of results to be expected for the full year.
The Company has reclassified the presentation of certain prior-year information to conform to the current presentation.
On April 1, 2009, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 165 (SFAS 165), Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. SFAS 165 also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. The adoption of SFAS 165 did not have a material impact on the Company’s condensed consolidated financial statements; however, the Company provided additional disclosure as required by SFAS 165 in Note 14.
On April 1, 2009, the Company adopted three Financial Accounting Standard Board Staff Positions (FSPs): FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, FSP FAS 115-2, FAS 124-2 and Emerging Issues Task Force (EITF) 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments, and FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. These FSPs clarify the guidance in SFAS 157, Fair Value Measurements, related to measuring fair-value in inactive markets, modifying the recognition and measurement of other-than-temporary impairments of debt securities, and requiring public companies to disclose the fair values of financial instruments in interim periods. The adoption of the FSPs did not have a material impact on the Company’s condensed consolidated financial statements.
On January 1, 2009, the Company adopted FSP EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. Under the FSP, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing earnings per share. The adoption of FSP EITF No. 03-6-1 did not have an impact on the Company’s condensed consolidated financial statements.
On January 1, 2009, the Company adopted SFAS No. 162 (SFAS 162), The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. The adoption of SFAS 162 did not have a material impact on the Company’s condensed consolidated financial statements.
On January 1, 2009, the Company adopted FSP No. 142-3 (FSP 142-3), Determination of the Useful Life of Intangible Assets, which amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. The FSP applies to intangible assets that are acquired individually or with a group of other assets and both intangible assets acquired in business combinations and asset acquisitions. The adoption of FSP 142-3 did not have a material impact on the Company’s condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2009
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
On January 1, 2009, the Company adopted SFAS No. 160 (SFAS 160), Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB 51. SFAS 160 applies to all entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. Under SFAS 160, noncontrolling interests in a subsidiary that were historically recorded within “mezzanine” (or temporary) equity or as a liability are now included in the equity section of the balance sheet. In addition, this statement requires expanded disclosures in the financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interest of the noncontrolling owners of the subsidiary. The adoption of SFAS 160 did not have a material impact on the Company’s condensed consolidated financial statements. However, as a result of the adoption of this standard, the condensed consolidated financial statements are reclassified to report noncontrolling interests as required by SFAS 160.
On January 1, 2009, the Company adopted SFAS 141 (revised 2007) (SFAS 141(R)), Business Combinations, which amends the accounting and reporting requirements for business combinations. SFAS 141(R) places greater reliance on fair value information, requiring more acquired assets and liabilities to be measured at fair value as of the acquisition date. The statement also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as a capitalized cost of acquisition. The adoption of SFAS 141(R) did not have a material impact on the Company’s condensed consolidated financial statements.
On January 1, 2009, the Company adopted the FSP 141(R)-1 (FSP 141(R)-1), Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends and clarifies the initial recognition and measurement, subsequent measurement and accounting, and related disclosures of assets and liabilities arising from contingencies in a business combination under SFAS 141(R), Business Combinations. The adoption of FSP 141(R)-1 had no impact on the Company’s condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2009
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except per share amounts)
NOTE 2: EARNINGS PER SHARE
Basic and diluted earnings per share are calculated in accordance with SFAS No. 128, Earnings Per Share. On January 1, 2009, the Company adopted FSP EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. Under this FSP, unvested share-based payment awards that contain rights to receive non-forfeitable dividends are considered participating securities and the two-class method of computing earnings per share is required for all periods presented.
The Company’s participating securities include restricted stock units, deferred shares and shares that were vested but deferred by the employee. The Company has calculated basic and diluted earnings per share under both the treasury stock method and the two-class method. For the three- and six-month periods ended June 30, 2009 and 2008, there was no impact in the per share amounts calculated under the two methods, therefore the treasury stock method continues to be disclosed below.
The following data provides the amounts used in computing earnings per share under the treasury stock method and the effect on the weighted-average number of shares of dilutive potential common stock:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Numerator:
Income used in basic and diluted earnings per share:
Income from continuing operations — net of tax attributable to Diebold, Incorporated	$30,585	$29,238	$34,939	$43,641
Loss from discontinued operations — net of tax	(155)	(2,024)	(2,861)	(2,632)

Net income attributable to Diebold, Incorporated	30,430	27,214	32,078	41,009

Denominator:
Weighted-average number of common shares used in basic earnings per share	66,252	66,101	66,214	66,059
Effect of dilutive shares	534	664	520	305

Weighted-average number of common shares and dilutive potential common shares used in diluted earnings per share	66,786	66,765	66,734	66,364

Basic earnings per share:
Income from continuing operations — net of tax attributable to Diebold, Incorporated	$0.46	$0.44	$0.52	$0.66
Loss from discontinued operations — net of tax	—	(0.03)	(0.04)	(0.04)

Net income attributable to Diebold, Incorporated	$0.46	$0.41	$0.48	$0.62

Diluted earnings per share:
Income from continuing operations — net of tax attributable to Diebold, Incorporated	$0.46	$0.44	$0.52	$0.66
Loss from discontinued operations — net of tax	—	(0.03)	(0.04)	(0.04)

Net income attributable to Diebold, Incorporated	$0.46	$0.41	$0.48	$0.62

Anti-dilutive shares not used in calculating diluted weighted-average shares	2,360	1,329	2,715	2,452

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2009
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except per share amounts)
NOTE 3: OTHER COMPREHENSIVE INCOME
Items considered to be other comprehensive income include adjustments made for foreign currency translation under SFAS No. 52, Foreign Currency Translation, pensions under SFAS No. 87, Employer’s Accounting for Pensions, and SFAS No. 158, Employers’ Accounting for Postretirement Benefits other than Pensions, and hedging activities under SFAS 133.
Components of comprehensive income consist of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income	$31,714	$28,492	$35,471	$44,025
Other comprehensive income:
Translation adjustment	67,608	37,248	53,602	59,106
Realized and unrealized gain (loss) on hedges	1,539	1,731	1,723	(660)
Pension adjustment	940	46	1,795	374

Comprehensive income	101,801	67,517	92,591	102,845

Less: comprehensive income attributable to noncontrolling interests	3,034	372	6,344	2,962

Comprehensive income attributable to Diebold, Incorporated	$98,767	$67,145	$86,247	$99,883

The following table provides a reconciliation of total shareholders’ equity attributable to Diebold, Incorporated and the noncontrolling interests for the three months ended June 30, 2009 and 2008:

		Total Diebold,
	Total	Incorporated	Noncontrolling
	shareholders’ equity	shareholders’ equity	interests

Beginning balance at March 31, 2009	$938,838	$918,338	$20,500

Net income	31,714	30,430	1,284
Other comprehensive income
Translation adjustment	67,608	65,858	1,750
Realized and unrealized gain on hedges	1,539	1,539	—
Pension adjustment	940	940	—

Comprehensive income	101,801	98,767	3,034

Common shares	33	33	—
Additional paid in capital	3,181	3,181	—
Treasury stock	(72)	(72)	—
Dividends declared	(17,439)	(17,367)	(72)

Ending balance at June 30, 2009	$1,026,342	$1,002,880	$23,462

Beginning balance at March 31, 2008	$1,150,781	$1,134,434	$16,347

Net income	28,492	27,214	1,278
Other comprehensive income
Translation adjustment	37,248	38,154	(906)
Realized and unrealized gain on hedges	1,731	1,731	—
Pension adjustment	46	46	—

Comprehensive income	67,517	67,145	372

Common shares	—	—	—
Additional paid in capital	3,018	3,018	—
Treasury stock	—	—	—
Dividends declared	(16,698)	(16,698)	—

Ending balance at June 30, 2008	$1,204,618	$1,187,899	$16,719

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2009
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except per share amounts)
The following table provides a reconciliation of total shareholders’ equity attributable to Diebold, Incorporated and the noncontrolling interests for the six months ended June 30, 2009 and 2008:

		Total Diebold,
	Total	Incorporated	Noncontrolling
	shareholders’ equity	shareholders’ equity	interests

Beginning balance at December 31, 2008	$964,258	$946,601	$17,657

Net income	35,471	32,078	3,393
Other comprehensive income
Translation adjustment	53,602	50,651	2,951
Realized and unrealized gain on hedges	1,723	1,723	—
Pension adjustment	1,795	1,795	—

Comprehensive income	92,591	86,247	6,344

Common shares	272	272	—
Additional paid in capital	6,311	6,311	—
Treasury stock	(1,838)	(1,838)	—
Dividends declared	(35,252)	(34,713)	(539)

Ending balance at June 30, 2009	$1,026,342	$1,002,880	$23,462

Beginning balance at December 31, 2007	$1,128,591	$1,114,834	$13,757
Adjustment to retained earnings (1)	(3,971)	(3,971)	—

Net income	44,025	41,009	3,016
Other comprehensive income
Translation adjustment	59,106	59,160	(54)
Realized and unrealized loss on hedges	(660)	(660)	—
Pension adjustment	374	374	—

Comprehensive income	102,845	99,883	2,962

Common shares	267	267	—
Additional paid in capital	12,347	12,347	—
Treasury stock	(2,191)	(2,191)	—
Dividends declared	(33,270)	(33,270)	—

Ending balance at June 30, 2008	$1,204,618	$1,187,899	$16,719

(1)	Beginning retained earnings adjustment of $1,387 in 2008 related to the remeasurement of pension plan assets and benefit obligation in order to transition to a fiscal year-end measurement date in accordance with SFAS No. 158 (SFAS 158), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R). Beginning retained earnings adjustment of $2,584 in 2008 related to the Company’s adoption of EITF Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance, and EITF Issue No. 06-4, Accounting for Deferred Compensation and Post Retirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2009
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except per share amounts)
NOTE 4: SHARE-BASED COMPENSATION
The Company’s share-based compensation awards are accounted for in accordance with the requirements of SFAS No. 123 (revised 2004) (SFAS 123(R)), Share-Based Payment, which requires that all share-based payments to employees be recognized in the statement of income based on their grant-date fair values during the period in which the employee is required to provide services in exchange for the award.
Share-based compensation was recognized as a component of selling and administrative expenses. Total share-based compensation expense for the three and six months ended June 30, 2009 was $3,133 and $6,058, respectively. Total share-based compensation for the three and six months ended June 30, 2008 was $3,018 and $6,021, respectively.
Options outstanding and exercisable under the Company’s 1991 Equity and Performance Incentive Plan (as Amended and Restated as of April 13, 2009) as of June 30, 2009, and changes during the six months ended June 30, 2009, were as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value (1)
		(per share)	(in years)
Outstanding at January 1, 2009	2,929	$39.43
Options expired or forfeited	(189)	35.57
Options exercised	—	—
Options granted	437	24.78

Outstanding at June 30, 2009	3,177	$37.64	5	$1,283

Options exercisable at June 30, 2009	2,235	$40.91	4	$394

(1)	The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the closing price of the Company’s common shares on the last trading day of the second quarter of 2009 and the exercise price, multiplied by the number of “in-the-money” options) that would have been received by the option holders had all option holders exercised their options on June 30, 2009. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common shares.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2009
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except per share amounts)
The following tables summarize information on unvested restricted stock units (RSUs) and performance shares outstanding for the six-month period ended June 30, 2009:

		Weighted-
		Average
	Number of	Grant-Date
RSUs:	Shares	Fair Value
Unvested at January 1, 2009	389	$38.36
Forfeited	(9)	34.33
Vested	(91)	39.86
Granted	172	24.71

Unvested at June 30, 2009	461	$33.04

		Weighted-
		Average
	Number of	Grant-Date
Performance Shares:	Shares	Fair Value
Unvested at January 1, 2009	605	$44.31
Forfeited	(84)	48.83
Vested	(110)	48.31
Granted	306	29.25

Unvested at June 30, 2009	717	$36.74

Unvested performance shares are based on a maximum potential payout. Actual shares granted at the end of the performance period may be less than the maximum potential payout level depending on achievement of performance share objectives.
The following tables summarize information on deferred shares outstanding for the six-month period ended June 30, 2009:

		Weighted-
		Average
	Number of	Grant-Date
Deferred Shares:	Shares	Fair Value
January 1, 2009	38	$42.24
Released	(4)	42.71
Granted	28	25.52

June 30, 2009	62	$34.64

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2009
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except per share amounts)
NOTE 5: INCOME TAXES
The effective tax rate on continuing operations for the three months ended June 30, 2009 was 28.0 percent compared to 25.2 percent for the same period in 2008. The rate for the three-month period ended June 30, 2009 increased by 2.8 percent over the same period in 2008 primarily due to discrete items relating to international contingencies. The effective tax rate on continuing operations for the six months ended June 30, 2009 was 27.5 percent compared to 25.5 percent for the same period in 2008. The rate for the six-month period ended June 30, 2009 increased by 2.0 percent over the same period in 2008 primarily due to the same discrete items relating to international contingencies. In addition, the effective tax rate for the six months ended June 30, 2009 increased due to a $25,000 non-deductible charge related to an agreement in principle with the U.S. Securities and Exchange Commission (SEC) (refer to Note 10). This non-deductible charge will continue to negatively impact the tax rate in future quarters during 2009.
NOTE 6: INVENTORIES
The Company primarily values inventories at the lower of cost or market applied on a first-in, first-out (FIFO) basis. Some entities, notably Brazil and Premier Election Solutions, Inc., value inventory using the average cost method, which approximates FIFO. At each reporting period, the Company identifies and writes down its excess or obsolete inventory to its net realizable value based on forecasted usage, orders and inventory aging. With the development of new products, the Company also rationalizes its product offerings and will write down discontinued product to the lower of cost or net realizable value.
Major classes of inventories are summarized as follows:

	June 30, 2009	December 31, 2008
Finished goods	$264,141	$276,439
Service parts	150,595	144,742
Work in process	65,815	54,752
Raw materials	62,195	65,038

Total inventories	$542,746	$540,971

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2009
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

	Three months ended
	June 30,
	2009	2008	2009	2008
	Pension Benefits		Other Benefits
Components of net periodic benefit cost
Service cost	$2,726	$2,460	$—	$1
Interest cost	7,237	7,012	282	305
Expected return on plan assets	(9,243)	(8,937)	—	—
Amortization of prior service cost	68	95	(129)	(129)
Recognized net actuarial loss	891	52	110	28

Net periodic pension benefit cost	$1,679	$682	$263	$205

	Six months ended
	June 30,
	2009	2008	2009	2008
	Pension Benefits		Other Benefits
Components of net periodic benefit cost
Service cost	$5,451	$4,920	$—	$1
Interest cost	14,474	14,023	563	610
Expected return on plan assets	(18,486)	(17,874)	—	—
Amortization of prior service cost	135	190	(258)	(258)
Recognized net actuarial loss	1,697	307	221	135

Net periodic pension benefit cost	$3,271	$1,566	$526	$488

Cash Flows
Previously, the Company disclosed expected payments related to the 2009 plan year of $14,812 to its qualified and non-qualified pension plans and $1,993 to its other postretirement benefit plan. There have been no significant changes to the 2009 plan year contribution amounts previously disclosed. As of June 30, 2009 and 2008, contributions of $13,367and $1,407 were made to the qualified and non-qualified pension plans, respectively.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2009
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except per share amounts)
NOTE 8: GUARANTEES AND PRODUCT WARRANTIES
In connection with the construction of certain manufacturing facilities, the Company guaranteed repayment of principal and interest on variable-rate industrial development revenue bonds by obtaining letters of credit. The bonds were issued with a 20-year original term and are scheduled to mature in 2017. At June 30, 2009, the carrying value of the liability was $11,900 which approximated fair market value.
The Company provides its global operations guarantees and standby letters of credit through various financial institutions to suppliers, regulatory agencies and insurance providers. If the Company is not able to make payment, the suppliers, regulatory agencies and insurance providers may draw on the pertinent bank. At June 30, 2009, the maximum future payment obligations related to these various guarantees totaled $77,858, of which $19,528 represented standby letters of credit to insurance providers. At June 30, 2008, the maximum future payment obligations relative to these various guarantees totaled $66,544, of which $22,628 represented standby letters of credit to insurance providers. There was no associated liability recorded for any guarantees as of June 30, 2009 and 2008.
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

Warranty liability	2009	2008
Balance at January 1	$43,009	$26,494
Current period accruals	32,871	20,099
Current period settlements	(22,208)	(16,521)

Balance at June 30	$53,672	$30,072

NOTE 9: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company uses derivatives to mitigate the negative economic consequences associated with the fluctuations in currencies and interest rates. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value and that the changes in the fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows derivative gains and losses to be reflected in the income statement together with the hedged exposure, and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. The Company does not enter into any speculative positions with regard to derivative instruments.
On January 1, 2009, the Company adopted SFAS 161, which amends and expands SFAS 133’s existing disclosure requirements to provide financial statement users with a better understanding of how and why an entity uses derivatives, how derivative instruments and related hedged items are accounted for under SFAS 133, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.
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
FOREIGN EXCHANGE CONTRACTS
Non-Designated Hedges
A substantial portion of the Company’s operations and revenues are international. As a result, changes in foreign exchange rates can create substantial foreign exchange gains and losses from the revaluation of non-functional currency monetary assets and liabilities. The Company’s policy allows the use of foreign exchange forward contracts with maturities of up to 24 months to mitigate the impact of currency fluctuations on those foreign currency asset and liability balances. The Company elected not to apply hedge accounting to its foreign exchange forward contracts under SFAS 133. Thus, derivative gains/losses offset revaluation gains/losses in other income (expense). For the three and six months ended June 30, 2009, there were 241 and 510 non-designated foreign exchange contracts that settled, respectively. As of June 30, 2009, there were 57 non-designated foreign exchange contracts outstanding, primarily euro, British pound and Swiss franc, totaling $585,458, which represents the absolute value of notional amounts.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2009
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except per share amounts)
Net Investment Hedges
The Company has international subsidiaries with assets in excess of liabilities that generate the risk of cumulative translation adjustments within other comprehensive income. The Company uses derivatives to manage potential adverse changes in value of its net investments in Brazil. The Company’s policy is to selectively enter into foreign exchange forward contracts with variable maturities documented as net investment hedges to offset certain net investment exchange rate movements. The Company calculates each hedge’s effectiveness quarterly by comparing the cumulative change in the forward contract to the cumulative change in the hedged portion of the net investment on a forward to forward basis. Changes in value that are deemed effective are accumulated in other comprehensive income where they will remain until they are reclassified to income together with the gain or loss on the entire investment upon substantial liquidation of the subsidiary. There was no ineffectiveness recorded in the six months ended June 30, 2009. For the three and six months ended June 30, 2009, there were three and six net investment hedge contracts that settled, respectively. As of June 30, 2009, there was one net investment hedge contract outstanding, in Brazilian real, with a notional amount of $11,511.
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
The Company calculates each hedge’s effectiveness quarterly by comparing the cumulative change in the interest rate swaps to the cumulative change in hypothetical interest rate swaps with critical terms that match the credit facility. Changes in value that are deemed effective are accumulated in other comprehensive income and reclassified to interest expense when the hedged interest is accrued. There was no ineffectiveness from over-performance of the interest rate swaps recorded in interest expense in the six months ended June 30, 2009. To the extent that it becomes probable that the Company’s variable rate borrowings will not occur, the gains or losses on the related cash flow hedges will be reclassified from other comprehensive income to interest expense.
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
FORM 10-Q as of June 30, 2009
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except per share amounts)
The following table summarizes the fair value of derivative instruments designated and not designated as hedging instruments under SFAS 133 and their respective balance sheet location as of June 30, 2009:

	Fair value	Balance sheet location
Derivatives designated as hedging instruments
Asset derivatives:
Foreign exchange contracts	$14	Other current liabilities

Liability derivatives:
Interest rate contracts	(1,898)	Other current liabilities
Interest rate contracts	(1,821)	Other long-term liabilities

Total liability derivatives	(3,719)

Total hedging instruments	$(3,705)

Derivatives not designated as hedging instruments
Asset derivatives:
Foreign exchange contracts	$674	Other current assets
Foreign exchange contracts	547	Other current liabilities

Total asset derivatives	1,221

Liability derivatives:
Foreign exchange contracts	(101)	Other current assets
Foreign exchange contracts	(4,397)	Other current liabilities

Total liability derivatives	(4,498)

Total derivatives not designated	$(3,277)

Total derivatives	$(6,982)

The balance sheet location noted above represents the balance sheet line item where the respective contract types are reported using a net basis due to master netting agreements with counterparties. However, the asset derivative and liability derivative categories noted above represent the Company’s derivative positions on a gross contract by contract basis.
The following table summarizes the impact of derivative instruments included in other comprehensive income (loss) (pre-tax) for the three and six months ended June 30, 2009:

			Gain (loss)
		Gain (loss)	reclassified from
	Balance	recognized in OCI	accumulated OCI	Income statement	Balance
Hedging relationship	April 1, 2009	(effective portion)	(effective portion)	location	June 30, 2009
Foreign exchange contracts	$(7,899)	$(2,099)	$—	N/A	$(9,998)
Interest rate contracts	(2,693)	1,600	(61)	Interest expense	(1,154)

Total	$(10,592)	$(499)	$(61)		$(11,152)

			Gain (loss)
		Gain (loss)	reclassified from
	Balance	recognized in OCI	accumulated OCI	Income statement	Balance
Hedging relationship	January 1, 2009	(effective portion)	(effective portion)	location	June 30, 2009
Foreign exchange contracts	$(7,516)	$(2,482)	$—	N/A	$(9,998)
Interest rate contracts	(2,877)	1,509	214	Interest expense	(1,154)

Total	$(10,393)	$(973)	$214		$(11,152)

The company anticipates reclassifying $1,569 from other comprehensive income to interest expense within the next 12 months.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2009
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except per share amounts)
The following table summarizes the loss recognized on non-designated derivative instruments for the three- and six-month periods ended June 30, 2009:

	Three months ended	Six months ended	Income statement
Hedging relationship	June 30, 2009	June 30, 2009	location
Foreign exchange contracts	$(1,704)	$(5,195)	Interest expense
Foreign exchange contracts	(26,781)	(17,988)	Miscellaneous, net

Total	$(28,485)	$(23,183)

NOTE 10: RESTRUCTURING AND OTHER CHARGES
The following table summarizes the Company’s restructuring charges by plan for the three- and six-month periods ended June 30, 2009 and 2008:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
DCM Plan	$408	$632	$890	$1,518
Germany Plan	(20)	5,937	20	5,937
RIF Plan	2,580	3,516	3,467	6,311
Newark Plan	358	67	1,304	67
Other	674	1,236	2,775	1,245

Total	$4,000	$11,388	$8,456	$15,078

Diebold Cassis Manufacturing (DCM) Plan
During the first quarter of 2006, the Company announced a plan (DCM Plan) to close its production facility in Cassis, France in an effort to optimize its global manufacturing operations. As of June 30, 2009, the Company anticipates remaining total costs related to the closure of this facility to be approximately $814. For the six months ended June 30, 2009, the Company incurred $890 in product cost of sales. The accrual balance as of June 30, 2009 was immaterial to the Company.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2009
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except per share amounts)
There were no restructuring expenses related to the Company’s Diebold Election Systems (ES) & Other operating segment during the six months ended June 30, 2009 for the DCM Plan. Restructuring expenses for the DCM Plan are presented for Diebold North America (DNA) and Diebold International (DI) operating segments in the following table:

	DNA	DI
Total amount expected to be incurred
Employee severance costs	$—	$19,406
Other (1)	886	11,074

Total expected costs	$886	$30,480

Gain on sale of building	—	(6,438)

Total net expected costs	$886	$24,042

Amount incurred during the three months ended June 30, 2009
Employee severance costs	$—	$327
Other (1)	—	81

Total costs	$—	$408

Amount incurred during the six months ended June 30, 2009
Employee severance costs	$—	$685
Other (1)	—	205

Total costs	$—	$890

Amount incurred to date under the plan
Employee severance costs	$—	$19,209
Other (1)	886	10,457

Total costs incurred to date	$886	$29,666

Gain on sale of building	—	(6,438)

Total net costs incurred to date	$886	$23,228

(1)	Other costs include legal and contract termination fees, asset impairment costs, and costs to transfer usable inventory and equipment.
Germany Plan
During the third quarter of 2007, the Company announced a plan (Germany Plan) to downsize its operations in Germany in an effort to remove excess capacity. During the first quarter of 2008, the plan was modified to initiate a full closure of operations in Germany in light of further declines in sales opportunities resulting from a fully mature market. For the six months ended June 30, 2009, the Company incurred total restructuring charges of $20: $40 in selling and administrative expense offset by income of $20 in service cost of sales. As of June 30, 2009, the Company anticipates remaining total costs to be approximately $362. The accrual balance as of June 30, 2009 was immaterial to the Company.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2009
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except per share amounts)
There were no restructuring expenses related to the Company’s ES & Other operating segment during the six months ended June 30, 2009 for the Germany Plan. Restructuring expenses for the Germany Plan are presented in the following table:

	DNA	DI
Total amount expected to be incurred
Employee severance costs	$—	$3,798
Other (1)	466	5,366

Total expected Costs	$466	$9,164

Amount incurred during the three months ended June 30, 2009
Other (1)	—	(20)

Amount incurred during the six months ended June 30, 2009 Other (1)
Other (1)	—	20

Amount incurred to date under the plan
Employee severance costs	$—	$3,657
Other (1)	466	5,145

Total costs incurred to date	$466	$8,802

(1)	Other costs include consulting and legal fees, contract termination fees, penalties and asset impairment costs.
Reduction-In-Force (RIF) Plan
During the first quarter of 2008, the Company announced a plan to reduce its global workforce (RIF Plan), including consolidation of certain international facilities, in an effort to optimize overall operational performance. As of June 30, 2009, the Company anticipates remaining total costs of approximately $1,000 to be incurred through the end of 2009. For the six months ended June 30, 2009, the Company incurred total restructuring charges of $3,467: $144 in product cost of sales; $1,866 in service cost of sales; and $1,480 in selling and administrative offset by income of $23 in research, development and engineering. Restructuring expenses for the RIF Plan are presented in the following table:

	DNA	DI	ES & Other
Total amount expected to be incurred
Employee severance costs	$7,137	$15,270	$663
Other (1)	—	2,619	—

Total expected costs	$7,137	$17,889	$663

Amount incurred during the three months ended June 30, 2009
Employee severance costs	$1,673	$841	$—
Other (1)	—	66	—

	$1,673	$907	$—

Amount incurred during the six months ended June 30, 2009
Employee severance costs	$2,021	$1,380	$—
Other (1)	—	66	—

Total costs	$2,021	$1,446	$—

Amount incurred to date under the plan
Employee severance costs	$6,637	$14,770	$663
Other (1)	—	2,619	—

Total costs incurred to date	$6,637	$17,389	$663

(1)	Other costs include legal fees, contract termination fees and asset impairment costs.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2009
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except per share amounts)
The restructuring accrual related to the RIF Plan is presented in the following table:

	Balance	Liabilities	Liabilities	Balance
	January 1, 2009	incurred	paid/settled	June 30, 2009

Employee severance costs	$7,705	$3,401	$7,367	$3,739
Other	1,982	66	—	2,048

Total	$9,687	$3,467	$7,367	$5,787

Newark Plan
During the second quarter of 2008, the Company announced a plan (Newark Plan) to close its manufacturing facility in Newark, Ohio as part of its continued focus on its strategic global manufacturing realignment. As of June 30, 2009, the Company anticipates remaining total costs related to the closure of this facility to be approximately $803. The Company anticipates the closure of this facility to be substantially complete by the end of 2009. For the six months ended June 30, 2009, the Company incurred $1,304 in product cost of sales.
There were no restructuring expenses related to the Company’s DI and ES & Other operating segments during the six months ended June 30, 2009 for the Newark Plan. Restructuring expenses for the Newark Plan are presented in the following table:

DNA
Total amount expected to be incurred
Employee severance costs	$1,141
Other (1)	10,091

Total expected costs	$11,232

Amount incurred during the three months ended June 30, 2009
Employee severance costs	$130
Other (1)	228

Total costs	$358

Amount incurred during the six months ended June 30, 2009
Employee severance costs	$173
Other (1)	1,131

Total costs	$1,304

Amount incurred to date under the plan
Employee severance costs	$1,141
Other (1)	9,288

Total costs incurred to date	$10,429

(1)	Other costs include pension obligation, legal and professional fees, travel, training, asset movement and cost of facility.
The restructuring accrual related to the Newark Plan is presented in the following table:

	Balance	Liabilities	Liabilities	Balance
	January 1, 2009	incurred	paid/settled	June 30, 2009

Employee severance costs	$602	$173	$529	$246
Other	6,735	1,131	1,131	6,735

Total	$7,337	$1,304	$1,660	$6,981

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2009
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except per share amounts)
Other Restructuring Charges
During the six months ended June 30, 2009, the Company incurred other restructuring charges of $2,775: $66 in product cost of sales; $1,554 in service cost of sales; and $1,155 in selling and administrative. Of these charges, $1,003 was incurred in the DNA segment and $1,772 was incurred in the DI segment. The majority of charges in the DI segment were employee severance costs related to the sale of certain assets and liabilities in Argentina.
Other Charges
During the three months ended June 30, 2009, non-routine income was $1,323 associated with expense recovery and reimbursement from D&O insurance carriers related to the U.S. Securities and Exchange Commission (SEC) and U.S. Department of Justice (DOJ) investigations (government investigations). The three months ended June 30, 2008 included non-routine expenses of $8,459, primarily from legal, audit and consultation fees related to the internal review of other accounting items, restatement of financial statements, government investigations and other advisory fees.
Non-routine expenses of $15,005 and $17,174 impacted the six months ended June 30, 2009 and 2008, respectively. During the six months ended June 30, 2009, the Company incurred non-routine expenses of $1,328 in legal and other consultation fees recorded in selling and administrative expense related to the government investigations and a $25,000 charge, recorded in miscellaneous net, related to an agreement in principle with the staff of the SEC to settle civil charges stemming from the staff’s pending enforcement inquiry. The agreement in principle with the staff of the SEC remains subject to the final approval of the SEC, and there can be no assurance that the SEC will accept the terms of the settlement negotiated with the staff. In addition, the six months ended June 30, 2009 selling and administrative expense was offset by $11,323 of non-routine income, including $10,616 of reimbursements from the Company’s director and officer (D&O) insurance carriers related to legal and other expenses incurred as part of the government investigations. The Company continues to pursue reimbursement of the remaining incurred legal and other expenditures with its D&O insurance carriers. Non-routine expenses for the six months ended June 30, 2008 were primarily from legal, audit and consultation fees related to the internal review of other accounting items, restatement of financial statements, government investigations and other advisory fees. Also, during the first half of 2008, the Company incurred an impairment charge of $4,376 related to the write down of intangible assets from the 2004 acquisition of TFE Technology Holdings, a maintenance provider of network and hardware service solutions to federal and state government agencies and commercial firms.
NOTE 11: FAIR VALUE OF ASSETS AND LIABILITIES
Effective January 1, 2008, the Company adopted SFAS 157 for its financial assets and liabilities, as required. In February 2008, the Financial Accounting Standards Board (FASB) issued FSP No. 157-2, which deferred the effective date of SFAS 157 for nonfinancial assets and liabilities except for those recognized or disclosed on a recurring basis. SFAS 157 establishes a common definition for fair value to be applied to GAAP guidance requiring the use of fair value, establishes a framework for measuring fair value, and expands disclosure requirements about such fair value measurements. The standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. The Company adopted FSP 157-2 on January 1, 2009 with respect to non-financial assets and liabilities that are measured at fair value. The adoption of FSP 157-2 had no impact on the condensed consolidated financial statements.
Effective April 1, 2009, the Company adopted three FSPs: FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, FSP FAS 115-2, FAS 124-2 and EITF 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments, and FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. These FSPs clarify the guidance in SFAS 157 related to measuring fair-value in inactive markets, modifying the recognition and measurement of other-than-temporary impairments of debt securities, and requiring public companies to disclose the fair values of financial instruments in interim periods. The adoption of the FSPs did not have a material impact on the Company’s condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2009
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
Summary of Assets and Liabilities Recorded at Fair Market Value
The Company has no financial assets or liabilities for which fair value was measured using Level 3 inputs. Assets and liabilities subject to fair value measurement are as follows:

		Fair value measurements using
		Quoted prices in
		active markets	Significant other
		for identical	observable
	Fair value as of	assets	inputs
	June 30, 2009	(Level 1)	(Level 2)

Assets
Short-term investments:
Certificates of deposit	$143,893	$143,893	$—
Foreign exchange forward contracts	573	—	573
Deferred compensation plan	7,851	7,851	—

Total	$152,317	$151,744	$573

Liabilities
Foreign exchange forward contracts	$3,836	$—	$3,836
Interest rate swaps	3,719	—	3,719

Total	$7,555	$—	$7,555

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

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2009
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
Summary of Assets and Liabilities Recorded at Carrying Value
The fair value of the Company’s cash and cash equivalents, trade receivables and accounts payable, approximates the carrying value due to the relative short maturity of these instruments.
The fair value and carrying value of the Company’s debt instruments as of June 30, 2009 are summarized as follows:

	June 30, 2009
	Fair value	Carrying value
Notes payable — current	$276,639	$276,639
Notes payable — long term	272,018	300,000

Total notes payable	$548,657	$576,639

The fair value of the Company’s current debt instruments approximates the carrying value due to the relative short maturity of these instruments. The fair values of the Company’s long term debt instruments were estimated using market observable inputs for the Company’s comparable peers with public debt, including quoted prices in active markets, market indices and interest rate measurements. Within the hierarchy of fair value measurements, these are Level 2 fair values.
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

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2009
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except per share amounts)
The following table presents the Company’s revenue by reportable segment for the three- and six-month periods ended June 30, 2009 and 2008, respectively.

	DNA	DI	ES & Other	Total
For the three months ended June 30, 2009
Customer revenue	$362,454	$326,790	$11,252	$700,496
Operating profit (loss)	22,962	24,488	(3,066)	44,384
Capital expenditures	8,255	1,137	201	9,593
Depreciation	5,705	5,199	627	11,531

For the three months ended June 30, 2008
Customer revenue	$390,048	$351,499	$27,129	$768,676
Operating profit	34,349	10,720	1,946	47,015
Capital expenditures	5,095	3,487	28	8,610
Depreciation	3,014	5,127	834	8,975

As of and for the six months ended June 30, 2009

Customer revenue	$718,137	$627,531	$17,978	$1,363,646
Operating profit (loss)	43,497	49,383	(10,222)	82,658
Capital expenditures	14,829	6,871	437	22,137
Depreciation	11,564	10,971	1,211	23,746
Property, plant and equipment, at cost	437,411	156,673	13,947	608,031
Total assets	1,153,283	1,306,985	72,146	2,532,414

As of and for the six months ended June 30, 2008

Customer revenue	$747,614	$667,856	$45,114	$1,460,584
Operating profit (loss)	48,488	20,654	(91)	69,051
Capital expenditures	10,438	9,179	161	19,778
Depreciation	9,234	10,012	1,687	20,933
Property, plant and equipment, at cost	419,088	164,149	12,863	596,100
Total assets	1,180,623	1,502,344	113,744	2,796,711
The following table presents the Company’s revenue by geographic region for the three- and six-month periods ended June 30, 2009 and 2008, respectively.

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
The Americas	$527,991	$554,175	$1,021,239	$1,049,524
Asia Pacific	83,683	85,281	182,620	193,481
Europe, Middle East and Africa	88,822	129,220	159,787	217,579

Revenue from customers	$700,496	$768,676	$1,363,646	$1,460,584

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2009
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except per share amounts)
The following table presents the Company’s revenue by product and service solution for the three- and six-month periods ended June 30, 2009 and 2008, respectively.

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Financial self-service:
Products	$265,538	$259,193	$505,500	$488,318
Services	270,619	290,191	529,459	554,544

Total financial self-service	536,157	549,384	1,034,959	1,042,862
Security:
Products	57,379	78,772	115,829	149,135
Services	95,708	113,391	194,880	223,473

Total security	153,087	192,163	310,709	372,608

Total financial self-service & security	689,244	741,547	1,345,668	1,415,470
Election systems:
Products	3,099	17,173	5,393	22,873
Services	6,501	9,956	10,106	18,950

Total election systems	9,600	27,129	15,499	41,823
Lottery systems	1,652	—	2,479	3,291

Revenue from customers	$700,496	$768,676	$1,363,646	$1,460,584

NOTE 13: DISCONTINUED OPERATIONS
During the fourth quarter of 2008, the Company decided to discontinue its enterprise security operations in the Europe, Middle East & Africa region. Results of operations of this enterprise security business are included in loss from discontinued operations, net of tax of $155 and $2,024 for the three-month period ended June 30, 2009 and 2008, respectively, and $2,861 and $2,632 for the six-month period ended June 30, 2009 and 2008, respectively, in the Company’s condensed consolidated statements of income. The Company does not anticipate incurring additional material charges associated with this closure.
NOTE 14: SUBSEQUENT EVENTS
The Company assessed events occurring subsequent to June 30, 2009 through August 7, 2009 for potential recognition and disclosure in the condensed consolidated financial statements. There were no events that have occurred which would require adjustment to or disclosure in the condensed consolidated financial statements, which were issued on August 7, 2009.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of June 30, 2009
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
During the past three years, the Company’s management continued to execute against its strategic roadmap developed in 2006 to strengthen operations and build a strong foundation for future success in its two core lines of business: financial self-service and security solutions. This roadmap was built around five key priorities: increase customer loyalty; improve quality; strengthen the supply chain; enhance communications and teamwork; and rebuild profitability. Looking to the remainder of 2009, the economic condition of Diebold’s core markets in the financial industry continues to create a very challenging environment. Although the Company continues to see signs that the market has bottomed out and is beginning to stabilize, the Company does not expect any appreciable rebound in orders this year as spending continues to remain tight with financial customers and demand remains relatively weak. In light of the rapid changes taking place in the financial industry, the Company continues to evaluate its manufacturing footprint, its current lines of business and go-to-market strategies to strengthen its competitive position moving forward. Also, the Company will continue focusing on remediation of its material weaknesses in its internal controls. Total costs incurred for remediation efforts were approximately $800 and $2,200 in the three- and six-month periods ended June 30, 2009. Management estimates the total cost for remediation efforts to be approximately $4,100, which includes $3,400 of consultation fees and $700 of internal costs, including software purchases.
Income from continuing operations attributable to Diebold, Incorporated, net of tax, for the six months ended June 30, 2009 was $34,939 or $0.52 per share, down 19.9 percent and 21.2 percent, respectively, from the same period of 2008. Total revenue during the six months ended June 30, 2009 was $1,363,646, down 6.6 percent from the same period of 2008.
For the second quarter of 2009, income from continuing operations attributable to Diebold, Incorporated, net of tax, was $30,585 or $0.46 per share, up 4.6 percent and 4.5 percent, respectively, from the second quarter of 2008. Total revenue during the quarter was $700,496, down 8.9 percent from the second quarter of 2008. During the second quarter, the Company continued to experience solid market demand in Asia Pacific; however, in the Americas, financial self-service orders decreased more than 30 percent while orders in Europe, Middle East and Africa (EMEA) decreased more than 40 percent. Demand in the U.S. regional bank segment remained weak along with severe economic weakness in Russia and Eastern Europe. Specifically in the Company’s security business, orders also decreased in the mid-20 percent range as new bank branch construction and retail store openings remain weak in the United States.
Vision and strategy
The Company’s vision is, “To be recognized as the essential partner in creating and implementing ideas that optimize convenience, efficiency and security.” This vision is the guiding principle behind the Company’s transformation of becoming a more services-oriented Company. Today, service comprises more than 50 percent of the Company’s revenue, and the Company expects that this percentage will grow over time as the Company’s integrated services business continues to gain traction in the marketplace. For example, financial institutions are eager to reduce costs and optimize management and productivity of their ATM channels — and they are increasingly exploring outsourced solutions. The Company remains uniquely positioned to provide the infrastructure necessary to manage all aspects of an ATM network — hardware, software, maintenance, transaction processing, patch management and cash management — through its integrated product and services offerings. As evidence of the Company’s success in delivering world-class services for financial institutions’ non-core operations, the Company was listed among the International Association of Outsourcing Professionals™ 10 best outsourcing providers within the service industry in the recently released 2009 Global Outsourcing 100 ™ rankings. In addition to Best 10 leaders by Industry Focus: Services, the Company improved its overall position from the 2008 rankings in its third consecutive year on the list.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of June 30, 2009
(Unaudited)
(In thousands, except per share amounts)
Another area of focus within the financial self-service business is broadening the Company’s deposit automation solutions set, including check imaging, envelope-free currency acceptance, teller automation, and payment and document imaging solutions. The Company’s ImageWay® check-imaging solution fulfills an industry-wide demand for cutting-edge technologies that enhance efficiencies. In 2008, the Company solidified its competitive position in deposit automation technology with an increase in shipments of deposit automation solutions by more than 50 percent from 2007 and expanded its solutions set with the launch of a bulk-check deposit capability. During the second quarter of 2009, the large banks in the United States continued their brisk pace in deploying deposit automation. Along these lines, the Company launched its latest innovation in its family of deposit automation solutions with the newly developed Enhanced Note Acceptor (ENA), a cash accepting device for ATMs. The ENA enables the deposit of up to 50 mixed-denomination notes in an easy, envelope-free transaction that authenticates and validates deposits, quickly and accurately. These types of development investments remain critical even as the Company streamlines its business and aggressively attacks its cost structure.
Within the security business, the Company is diversifying by expanding and enhancing service offerings in its financial, government, commercial and retail markets. A critical area of focus is bringing thought leadership to customers while becoming a long-term business partner in the key growth areas of internet protocol security solutions, credential management, enterprise security integration and expanded integrated solutions. One customer relationship that characterizes the progress made in the government sector is the United States Postal Service’s contract to implement a multi-site, technologically-advanced security program. This relationship underscores the Company’s commitment to elevate its presence and security integration capabilities beyond the financial market, opening up new avenues of opportunity. As another example, during the second quarter the Company announced it delivered a comprehensive security system for the Lincoln Hall building on the campus of the National Defense University (NDU) in Washington, D.C. The Company led the project’s design and implementation in conjunction with NDU engineers, the prime contractor, building architects, engineers and the Army Corps of Engineers. The overall solution involved a complement of electronic security systems, including advanced card readers, high definition cameras and their integration into a custom console and security monitoring center.
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
The Company continues to face a variety of challenges and opportunities in responding to customer needs within the election systems market. While the Company fully supports its subsidiary, Premier Election Solutions, Inc. (PESI), it continues to pursue strategic alternatives to ownership of the subsidiary.
Cost savings initiatives
In 2006, the Company launched the SmartBusiness (SB) 100 initiative to deliver $100,000 in cost savings by the end of 2008. This key milestone was achieved in November 2008 with significant progress made in areas such as rationalization of product development, streamlining procurement, realigning the Company’s manufacturing footprint and improving logistics.
In September 2008, the Company announced a new goal to achieve an additional $100,000 in cost savings called SB 200 with a goal of eliminating $70,000 by the middle of 2010 and the remainder to be eliminated by the end of 2011. In 2009, in the face of this changing environment, the Company is accelerating its cost-reduction initiatives with the goal to eliminate $30,000 to $35,000 by the end of 2009.
The Company is committed to making the strategic decisions that not only streamline operations, but also enhance its ability to serve its customers. The Company remains confident in the ability to continue to execute on cost-reduction initiatives, delivering solutions that help improve customers’ businesses and creating shareholder value.
During the three and six months ended June 30, 2009, the Company incurred restructuring charges of $4,000 or $0.05 per share and $8,456 or $0.10 per share, respectively. The majority of these charges were related to the sale of the Company’s direct operation in Argentina and severance costs from the previously announced 2008 reduction in the Company’s global workforce. As previously disclosed, the Company closed its enterprise security operations in the EMEA region during the fourth quarter of 2008. As a result, the Company recorded a second quarter 2009 loss from discontinued operations, net of tax of $155, compared to a loss from discontinued

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of June 30, 2009
(Unaudited)
(In thousands, except per share amounts)
operations, net of tax of $2,024 in the second quarter of 2008. For the six months ended June 30, 2009, the Company recorded loss from discontinued operations, net of tax of $3,393 compared to $3,016 in the same period of 2008.
Other Charges
During the three months ended June 30, 2009, non-routine income was $1,323 associated with expense recovery and reimbursement from D&O insurance carriers related to the U.S. Securities and Exchange Commission (SEC) and U.S. Department of Justice (DOJ) investigations (government investigations). The three months ended June 30, 2008 included non-routine expenses of $8,459, primarily from legal, audit and consultation fees related to the internal review of other accounting items, restatement of financial statements, government investigations and other advisory fees.
Non-routine expenses of $15,005 and $17,174 impacted the six months ended June 30, 2009 and 2008, respectively. During the six months ended June 30, 2009, the Company incurred non-routine expenses of $1,328 in legal and other consultation fees recorded in selling and administrative expense related to the government investigations and a $25,000 charge, recorded in miscellaneous net, related to an agreement in principle with the staff of the SEC to settle civil charges stemming from the staff’s pending enforcement inquiry. The agreement in principle with the staff of the SEC remains subject to the final approval of the SEC, and there can be no assurance that the SEC will accept the terms of the settlement negotiated with the staff. In addition, the six months ended June 30, 2009 selling and administrative expense was offset by $11,323 of non-routine income, including $10,616 of reimbursements from the Company’s director and officer (D&O) insurance carriers related to legal and other expenses incurred as part of the government investigations. The Company continues to pursue reimbursement of the remaining incurred legal and other expenditures with its D&O insurance carriers. Non-routine expenses for the six months ended June 30, 2008 were primarily from legal, audit and consultation fees related to the internal review of other accounting items, restatement of financial statements, government investigations and other advisory fees. Also, during the first half of 2008, the Company incurred an impairment charge of $4,376 related to the write down of intangible assets from the 2004 acquisition of TFE Technology Holdings, a maintenance provider of network and hardware service solutions to federal and state government agencies and commercial firms.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of June 30, 2009
(Unaudited)
(In thousands, except per share amounts)
RESULTS OF OPERATIONS
The following table summarizes the results of our operations for the three- and six-month periods ended June 30, 2009 and 2008:

	Three months ended				Six months ended
	June 30,				June 30,
	2009		2008		2009		2008
		% of		% of		% of		% of
	Dollars	Net sales	Dollars	Net sales	Dollars	Net sales	Dollars	Net sales
Net sales	$700,496	100.0	$768,676	100.0	$1,363,646	100.0	$1,460,584	100.0
Gross profit	172,796	24.7	193,127	25.1	324,832	23.8	365,689	25.0
Operating expenses	128,412	18.3	146,112	19.0	242,174	17.8	296,638	20.3
Operating profit	44,384	6.3	47,015	6.1	82,658	6.1	69,051	4.7
Income from continuing operations	31,869	4.5	30,516	4.0	38,332	2.8	46,657	3.2
Loss from discontinued operations — net of tax	(155)	—	(2,024)	(0.3)	(2,861)	(0.2)	(2,632)	(0.2)
Net income attributable to noncontrolling interests	(1,284)	(0.2)	(1,278)	(0.2)	(3,393)	(0.2)	(3,016)	(0.2)
Net income attributable to Diebold, Incorporated	30,430	4.3	27,214	3.5	32,078	2.4	41,009	2.8
Diluted earnings per share:
Net income from continuing operations	$0.46		$0.44		$0.52		$0.66
Loss from discontinued operations	—		(0.03)		(0.04)		(0.04)

Net income	$0.46		$0.41		$0.48		$0.62

Second Quarter 2009 Comparisons with Second Quarter 2008
Net Sales
The following table represents information regarding our net sales for the three-month periods ended June 30, 2009 and 2008:

	Three months ended
	June 30,
	2009	2008	$ Change	% Change
Net sales	$700,496	$768,676	$(68,180)	(8.9)
The decrease in net sales included a net negative currency impact of approximately $41,189. Financial self-service revenue in the second quarter of 2009 decreased by $13,227 or 2.4 percent compared to the same period of 2008. There was strong growth in the Americas of 6.3 percent due to growth in the Brazilian and North American geographies of 24.6 percent and 1.0 percent, respectively. The increase in Brazil resulted from an increase in shipments offset by a negative currency impact of 30.6 percentage points. Asia Pacific experienced growth of 7.1 percent, which was offset by a negative currency impact of 6.2 percentage points. There was an offsetting decrease in financial self-service revenue within EMEA of 31.2 percent. Security solutions revenue decreased by $39,076 or 20.3 percent from the second quarter of 2008 due to weakness in the North American banking segment which accounted for 60.8 percent of the decrease. Election systems sales decreased $17,529 or 64.6 percent compared to the second quarter of 2008 due to lower revenue in the U.S.-based election systems business of $14,686. The Brazilian lottery systems revenue was $1,652 versus no revenue in the second quarter of 2008.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of June 30, 2009
(Unaudited)
(In thousands, except per share amounts)
Gross Profit
The following table represents information regarding our gross profit for the three-month periods ended June 30, 2009 and 2008:

	Three months ended
	June 30,		$ Change/
	2009	2008	% Point Change	% Change
Gross profit	$172,796	$193,127	$(20,331)	(10.5)
Gross profit margin	24.7	25.1	(0.4)
Product gross margin was 24.3 percent in the second quarter of 2009 compared to 26.7 percent in the same period of 2008. Benefits realized from the cost savings initiatives in the second quarter of 2009 were more than offset by unfavorable sales mix within North America. The unfavorable mix was driven by a significant reduction in U.S. regional bank revenue and higher U.S. national bank revenue. Additionally, product gross margin was adversely impacted by $868 of restructuring charges in the second quarter of 2009 and $3,519 in the same period of 2008. Service gross margin was 25.0 percent in the second quarter of 2009 compared to 23.8 percent in the same period of 2008. Restructuring charges included in service cost of sales were $1,798 for the second quarter of 2009 as compared to $3,847 in the same period of 2008. The year-over-year improvement in service margin was driven by continued productivity gains, lower fuel prices, and lower restructuring charges.
Operating Expenses
The following table represents information regarding our operating expenses for the three-month periods ended June 30, 2009 and 2008:

	Three months ended
	June 30,
	2009	2008	$ Change	% Change
Selling and administrative expense	$110,571	$128,595	$(18,024)	(14.0)
Research, development, and engineering expense	17,841	17,517	324	1.8

Total operating expenses	$128,412	$146,112	$(17,700)	(12.1)

Selling and administrative expense was lower in the second quarter of 2009 due to lower non-routine expenses, strengthening of the U.S. dollar, and ongoing cost reduction efforts. In addition, there was non-routine income of $1,323 in the second quarter of 2009, which included a $616 reimbursement from the Company’s D&O insurance carriers related to legal and other expenses incurred as part of the government investigations. The second quarter of 2008 included non-routine expenses of $8,459 compared to $0 in the same period of 2009. These non-routine expenses consisted of legal, audit and consultation fees primarily related to the internal review of other accounting items, restatement of financial statements and the ongoing government investigations and other advisory fees. Selling and administrative expense was adversely impacted by $1,357 of restructuring charges in the second quarter of 2009 compared to $3,633 of restructuring charges in the same period of 2008. Research, development, and engineering expense as a percent of net sales was 2.5 percent in the second quarter of 2009 compared to 2.3 percent in the same period of 2008.
Operating Profit
The following table represents information regarding our operating profit for the three-month periods ended June 30, 2009 and 2008:

	Three months ended
	June 30,		$ Change/
	2009	2008	% Point Change	% Change
Operating profit	$44,384	$47,015	$(2,631)	(5.6)
Operating profit margin	6.3	6.1	0.2
The decrease in operating profit resulted from lower gross profit related to unfavorable product sales mix within North America,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of June 30, 2009
(Unaudited)
(In thousands, except per share amounts)
which was partially offset by lower operating expenses in the second quarter of 2009 resulting from lower non-routine expenses, strengthening of the U.S. dollar, and lower restructuring charges.
Other Income (Expense)
The following table represents information regarding our other income (expense) for the three-month periods ended June 30, 2009 and 2008:

	Three months ended
	June 30,		$ Change/
	2009	2008	% Point Change	% Change
Investment income	$7,006	$6,437	$569	8.8
Interest expense	(7,786)	(10,399)	2,613	(25.1)
Miscellaneous, net	689	(2,242)	2,931	N/M

Other income (expense)	$(91)	$(6,204)	$6,113	(98.5)

Percentage of net sales	—	(0.8)	0.8
The change in interest expense was due to lower interest rates and lower borrowing levels in the second quarter of 2009. The change in miscellaneous income (expense) resulted from lower foreign exchange loss of $394 in the second quarter of 2009 compared to foreign exchange loss of $1,934 in the same period of 2008.
Income from Continuing Operations
The following table represents information regarding our income from continuing operations for the three-month periods ended June 30, 2009 and 2008:

	Three months ended
	June 30,		$ Change/
	2009	2008	% Point Change	% Change
Income from continuing operations	$31,869	$30,516	$1,353	4.4
Percent of net sales	4.5	4.0	0.5
Effective tax rate	28.0	25.2	2.8
The increase in net income from continuing operations was related to lower operating expenses and favorable other income (expense) offset by lower gross profit. The 2.8 percent increase in the effective tax rate for the three-month period ended June 30, 2009 was primarily due to discrete items relating to international contingencies.
Loss from Discontinued Operations
The following table represents information regarding our loss from discontinued operations for the three-month periods ended June 30, 2009 and 2008:

	Three months ended
	June 30,		$ Change/
	2009	2008	% Point Change	% Change
Loss from discontinued operations, net of tax	$(155)	$(2,024)	$1,869	(92.3)
Percent of net sales	—	(0.3)	0.3
Discontinued operations in the EMEA-based enterprise security business negatively impacted net income. This business was not achieving an acceptable level of profitability and, therefore, the operations were closed entirely.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of June 30, 2009
(Unaudited)
(In thousands, except per share amounts)
Net Income attributable to Diebold, Incorporated
The following table represents information regarding our net income for the three-month periods ended June 30, 2009 and 2008:

	Three months ended
	June 30,		$ Change/
	2009	2008	% Point Change	% Change
Net income attributable to Diebold, Incorporated	$30,430	$27,214	$3,216	11.8
Percent of net sales	4.3	3.5	0.8
Based on the results from continuing and discontinued operations previously discussed, the Company reported net income of $30,430 and $27,214 for the three months ended June 30, 2009 and 2008, respectively.
Segment Analysis and Operating Profit Summary
Diebold North America (DNA) net sales of $362,454 for the second quarter of 2009 decreased $27,594 or 7.1 percent from the second quarter of 2008 net sales of $390,048. The decrease in DNA net sales was due to decreased revenue from the security solutions product and service offerings offset by increased financial self-service revenue. Diebold International (DI) net sales of $326,790 for the second quarter of 2009 decreased by $24,709 or 7.0 percent compared to the second quarter of 2008 net sales of $351,499. The decrease in DI net sales was due to lower revenue in all geographic regions except Brazil. Election Systems (ES) & Other net sales of $11,252 for the second quarter of 2009 decreased $15,877 or 58.5 percent from the second quarter of 2008 net sales of $27,129. The decrease was due to lower U.S.-based election systems revenue of $14,686 and lower Brazilian voting systems revenue of $2,843 offset by Brazilian lottery revenue, which increased $1,652.
DNA operating profit for the second quarter of 2009 decreased by $11,387 or 33.2 percent compared to the second quarter of 2008. The operating profit decrease occurred due to lower gross profit resulting from unfavorable mix related to a significant reduction in regional U.S. banking revenue and higher national account revenue. This gross profit decrease was partially offset by lower non-routine expenses and ongoing cost reduction efforts. DI operating profit for the second quarter of 2009 increased by $13,768 as a result of lower operating expenses, moving from an operating profit of $10,720 in the second quarter of 2008 to an operating profit of $24,488 in the second quarter of 2009. Operating profit for ES & Other decreased by $5,012, moving from an operating profit of $1,946 in the second quarter of 2008 to an operating loss of $3,066 in the second quarter of 2009. The decrease resulted from lower revenue and profitability for PESI and Brazilian voting solutions offset by Brazilian lottery revenue and profitability in the second quarter of 2009 that did not occur in the comparable period of 2008.
Refer to Note 12 to the condensed consolidated financial statements for further details of segment revenue and operating profit.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of June 30, 2009
(Unaudited)
(In thousands, except per share amounts)
Six Months Ended June 30, 2009 Comparisons with Six Months Ended June 30, 2008
Net Sales
The following table represents information regarding our net sales for the six-month periods ended June 30, 2009 and 2008:

	Six months ended
	June 30,
	2009	2008	$ Change	% Change
Net sales	$1,363,646	$1,460,584	$(96,938)	(6.6)
The decrease in net sales included a net negative currency impact of approximately $83,044. Financial self-service revenue in the six-month period ended June 30, 2009 decreased by $7,903 or 0.8 percent over the same period of 2008. There was strong growth in the Americas of 7.7 percent due to growth in the Brazilian and North American geographies of 21.5 percent and 5.0 percent, respectively. The increase in Brazil resulted from an increase in shipments partially offset by a negative currency impact of 34.3 percentage points. There were offsetting decreases in financial self-service revenue within EMEA of 26.5 percent and Asia Pacific of 0.3 percent. The decrease in EMEA was due to lower volume in Russia and Eastern Europe including a negative currency impact of 9.6 percentage points. Security solutions revenue decreased by $61,899 or 16.6 percent from the six months ended June 30, 2008 due to weakness in the North American banking segment, which accounted for 68.8 percent of the decrease. Election systems sales decreased $26,324 or 62.9 percent compared to the first six months of 2008 due to lower revenue in the U.S.-based election systems business of $23,481. The Brazilian lottery systems revenue of $2,479 was down $812 from the first six months of 2008.
Gross Profit
The following table represents information regarding our gross profit for the six-month periods ended June 30, 2009 and 2008:

	Six months ended
	June 30,		$ Change/
	2009	2008	% Point Change	% Change
Gross profit	$324,832	$365,689	$(40,857)	(11.2)
Gross profit margin	23.8	25.0	(1.2)
Product gross margin was 24.3 percent in the first six months of 2009 compared to 27.7 percent in the same period of 2008. Benefits realized from the cost savings initiatives in the six months ended June 30, 2009 were more than offset by unfavorable sales mix within North America, lower volume in EMEA — Russia and Eastern Europe, and lower absorption. The unfavorable mix was driven by a significant reduction in regional U.S. banking revenue and significantly higher national account revenue. Additionally, product gross margin was adversely impacted by $2,404 of restructuring charges in the first six months of 2009 and $4,821 in the same period of 2008. Service gross margin was 23.4 percent in the first six months of 2009 compared to 22.8 percent in the same period of 2008 due to increased productivity and cost savings that were partially offset by lower revenue and related margins in Brazil from an outsourcing customer and from PESI. Restructuring charges of $3,400 were included in service cost of sales for the first six months of 2009 as compared to $4,730 in the same period of 2008.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of June 30, 2009
(Unaudited)
(In thousands, except per share amounts)
Operating Expenses
The following table represents information regarding our operating expenses for the six-month periods ended June 30, 2009 and 2008:

	Six months ended
	June 30,
	2009	2008	$ Change	% Change
Selling and administrative expense	$207,862	$255,604	$(47,742)	(18.7)
Research, development, and engineering expense	34,312	36,658	(2,346)	(6.4)
Impairment of assets	—	4,376	(4,376)	(100.0)

Total operating expenses	$242,174	$296,638	$(54,464)	(18.4)

Selling and administrative expense was lower in the first six months of 2009 due to lower non-routine expenses of $15,846, strengthening of the U.S. dollar and non-routine income of $11,323, which included $10,616 of reimbursements from the Company’s D&O insurance carriers related to legal and other expenses incurred as part of the government investigations, and ongoing cost reduction efforts. Non-routine expenses were lower as 2009 included $1,328 of non-routine expenses as compared to $17,174 in 2008. These non-routine expenses consisted of legal, audit and consultation fees primarily related to the internal review of other accounting items, restatement of financial statements and the ongoing government investigations and other advisory fees. Selling and administrative expense was also adversely impacted by $2,675 of restructuring charges in the first six months of 2009 compared to $4,926 of restructuring charges in the same period of 2008. Research, development, and engineering expense as a percent of net sales was 2.5 percent in the first six months of 2009 and 2.5 percent in the same period of 2008. The Company incurred a charge of $4,376 for the impairment of assets in the six months ended June 30, 2008 related to the write down of intangible assets from the 2004 acquisition of TFE Technology Holdings, a maintenance provider of network and hardware service solutions to federal and state government agencies and commercial firms.
Operating Profit
The following table represents information regarding our operating profit for the six-month periods ended June 30, 2009 and 2008:

	Six months ended
	June 30,		$ Change/
	2009	2008	% Point Change	% Change
Operating profit	$82,658	$69,051	$13,607	19.7
Operating profit margin	6.1	4.7	1.4
The increase in operating profit resulted from lower operating expenses in the first six months of 2009 due to lower non-routine expenses, strengthening of the U.S. dollar, a $10,616 reimbursement from the Company’s D&O insurance carriers related to legal and other expenses incurred as part of the government investigations, and the Company’s ongoing cost reduction efforts. These benefits were offset by lower gross profit related to unfavorable product sales mix within North America and a decrease in service revenue.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of June 30, 2009
(Unaudited)
(In thousands, except per share amounts)
Other Income (Expense)
The following table represents information regarding our other income (expense) for the six-month periods ended June 30, 2009 and 2008:

	Six months ended
	June 30,		$ Change/
	2009	2008	% Point Change	% Change
Investment income	$12,832	$12,966	$(134)	(1.0)
Interest expense	(17,744)	(21,187)	3,443	(16.3)
Miscellaneous, net	(24,854)	1,786	(26,640)	N/M

Other income (expense)	$(29,766)	$(6,435)	$(23,331)	362.6

Percentage of net sales	(2.2)	(0.4)	(1.8)
Interest expense decreased due to lower interest rates and a lower debt position. The change in miscellaneous income (expense) was due to recording a charge of $25,000 in the first quarter of 2009 as the Company reached an agreement in principle with the staff of the SEC to settle the civil charges stemming from the staff’s pending enforcement inquiry.
Income from Continuing Operations
The following table represents information regarding our income from continuing operations for the six-month periods ended June 30, 2009 and 2008:

	Six months ended
	June 30,		$ Change/
	2009	2008	% Point Change	% Change
Income from continuing operations	$38,332	$46,657	$(8,325)	(17.8)
Percent of net sales	2.8	3.2	(0.4)
Effective tax rate	27.5	25.5	2.0
The decrease in net income from continuing operations was related to unfavorable other income (expense) and lower gross profit partially offset by lower operating expenses. The effective tax rate for the six-month period ended June 30, 2009 increased by 2.0 percent primarily due to discrete items relating to international contingencies. In addition, the effective tax rate for the six months ended June 30, 2009 increased due to a $25,000 non-deductible charge related to an agreement in principle with the SEC. This non-deductible charge will continue to negatively impact the tax rate in future quarters during 2009.
Loss from Discontinued Operations
The following table represents information regarding our loss from discontinued operations for the six-month periods ended June 30, 2009 and 2008:

	Six months ended
	June 30,		$ Change/
	2009	2008	% Point Change	% Change
Loss from discontinued operations, net of tax	$(2,861)	$(2,632)	$(229)	8.7
Percent of net sales	(0.2)	(0.2)	—
Discontinued operations in the EMEA-based enterprise security business negatively impacted net income. This business was not achieving an acceptable level of profitability and, therefore, the operations were closed entirely.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of June 30, 2009
(Unaudited)
(In thousands, except per share amounts)
Net Income attributable to Diebold, Incorporated
The following table represents information regarding our net income for the six-month periods ended June 30, 2009 and 2008:

	Six months ended
	June 30,		$ Change/
	2009	2008	% Point Change	% Change
Net income attributable to Diebold, Incorporated	$32,078	$41,009	$(8,931)	(21.8)
Percent of net sales	2.4	2.8	(0.4)
Based on the results from continuing and discontinued operations previously discussed, the Company reported net income of $32,078 and $41,009 for the six months ended June 30, 2009 and 2008, respectively.
Segment Analysis and Operating Profit Summary
DNA net sales of $718,137 for the first six months of 2009 decreased $29,477 or 3.9 percent from the comparable period of 2008 net sales of $747,614. The decrease in DNA net sales was due to decreased revenue from the security solutions product and service offerings offset by increased financial self-service revenue. DI net sales of $627,531 for the first six months of 2009 decreased by $40,325 or 6.0 percent compared to the same period of 2008 net sales of $667,856. The decrease in DI net sales was due to lower revenue in all geographic regions except Brazil. Election Systems (ES) & Other net sales of $17,978 for the first six months of 2009 decreased $27,136 or 60.2 percent from the 2008 comparable period net sales of $45,114. The decrease was due to lower U.S.-based election systems revenue of $23,481 and Brazilian voting systems revenue of $2,843 and lower Brazilian lottery systems revenue of $812.
DNA operating profit for the first six months of 2009 decreased by $4,991 or 10.3 percent compared to the same period of 2008. Operating profit was favorably affected by the Company’s ongoing cost reduction efforts, lower non-routine expenses and non-routine income in 2009, and a charge of $4,376 for the impairment of assets in the first six months of 2008. These benefits were offset by unfavorable mix related to a significant reduction in regional U.S. banking revenue and significantly higher national account revenue. DI operating profit for the first six months of 2009 increased by $28,729 as a result of lower operating expenses, moving from an operating profit of $20,654 in the first six months of 2008 to an operating profit of $49,383 in the first six months of 2009. Operating profit for ES & Other decreased by $10,131, moving from an operating loss of $91 in the first six months of 2008 to an operating loss of $10,223 in the same period of 2009. The decrease resulted from lower revenue and profitability for PESI.
Refer to Note 12 to the condensed consolidated financial statements for further details of segment revenue and operating profit.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of June 30, 2009
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
The following table summarizes the results of our condensed consolidated statement of cash flows for the six-month periods ended June 30, 2009 and 2008:

	Six months ended
	June 30,
	2009	2008	$ Change
Net cash flow provided (used) by:
Operating activities	$79,826	$9,652	$70,174
Investing activities	(49,893)	(66,833)	16,940
Financing activities	(65,865)	17,262	(83,127)
Effect of exchange rate changes on cash and cash equivalents	705	7,825	(7,120)

Net decrease in cash and cash equivalents	$(35,227)	$(32,094)	$(3,133)

Net cash provided by operating activities was $79,826 in the six months ended June 30, 2009, an increase of $70,174 from $9,652 in the six months ended June 30, 2008. Cash flows from operating activities are generated mainly from net income and controlling the components of working capital. The primary reasons for the increase were changes in working capital and other assets and liabilities, partially offset by an $8,931 decrease in net income. Cash flows from operating activities during the six months ended June 30, 2009 were positively affected by changes in trade receivables, inventories and other current assets, partially offset by changes in accounts payable and certain other assets and liabilities. Trade receivables decreased by $54,122 in the first six months of 2009 as compared with an increase of $54,793 in first six months of 2008, due to lower revenue as well as improvement in cash collections. The decrease in inventories positively affected cash flows from operations by $17,016 in the first six months of 2009 compared with an increase of $44,082 in the same period of 2008. The change in inventories was the result of turns improving to 4.3 at June 30, 2009 from 3.9 at June 30, 2008, as well as decreased inventory levels due to declines in demand, primarily in EMEA and Election Systems. The decrease in other current assets (primarily deposits, payments in advance to suppliers and value added taxes) positively affected cash flows from operations by $22,956 in the first six months of 2009 compared with an increase of $17,371 in the same period of 2008. Accounts payable decreased by $53,559 in the first six months of 2009 as compared with an increase of $18,425 in the first six months of 2008 due to the timing of payments primarily in the U.S. and EMEA as well as lower purchasing volume. Cash used by changes in certain assets and liabilities was $64,972 in the first six months of 2009 compared to $4,478 in the same period in 2008. The increase was primarily due to a $30,231 increase in finance receivables, a $19,453 increase in foreign currency translation and a $11,960 increase to pension plan contributions in the first six months of 2009 compared to the same period in 2008.
Net cash used for investing activities was $49,893 in the six months ended June 30, 2009, a decrease of $16,940 from $66,833 in the six months ended June 30, 2008. The decrease was primarily due to a $21,689 net change in investment activity, moving from net payments for purchases of $28,069 during the first six months of 2008 to $6,380 during the first six months of 2009. The decrease in cash outflow for investment activity was offset by a $2,359 increase in capital expenditures and a $1,631 increase in payments for acquisitions, net of cash acquired.
Net cash used by financing activities was $65,865 during the six months ended June 30, 2009, a decrease of $83,127 from $17,262 net cash provided during the six months ended June 30, 2008. The change was primarily due to a $79,391 net change in borrowing activity, moving from net borrowings of $50,532 during the first six months of 2008 to net repayments of $28,859 during the same period of 2009.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of June 30, 2009
(Unaudited)
(In thousands, except per share amounts)
In March 2006, the Company secured fixed-rate long-term financing of $300,000 through the issuance of senior notes in order to take advantage of attractive long-term interest rates. The maturity dates of the senior notes are staggered, with $75,000, $175,000 and $50,000 becoming due in 2013, 2016 and 2018, respectively.
At June 30, 2009, the Company had U.S. dollar denominated senior notes outstanding of $300,000, U.S. dollar denominated outstanding bank credit lines approximating $192,276, euro denominated outstanding bank credit lines approximating 50,142 (translated at $70,377) and Indian rupee denominated outstanding bank credit lines approximating 670,000 (translated at $13,986). As of June 30, 2009, an additional $250,155 was available under committed credit line agreements, and $42,854 was available under uncommitted lines of credit.
The Company’s credit facility expires on April 27, 2010 and the Company has begun the renewal process with a target to finalize a replacement credit facility by the end of October 2009. The private placement investors and financial institutions continue to express support in meeting the credit needs of the Company. The Company believes that its financial position and strong relationships with its credit group should help facilitate the renewal process, though there can be no assurance that the Company will be able to renew the credit facility on commercially acceptable terms. Because the expiration date occurs in less than one year, the outstanding balance on the Company’s credit facility of $260,377 was reclassified from notes payable — long-term to notes payable — current as of June 30, 2009. The Company plans to reclassify the credit facility balance back to notes payable — long term, upon completion of the renewal process.
Except for the credit facility reclassification noted above, all contractual cash obligations with initial and remaining terms in excess of one year and contingent liabilities remained generally unchanged at June 30, 2009 compared to December 31, 2008.
The Company’s financing agreements contain various restrictive financial covenants, including net debt to capitalization and interest coverage ratios. As of June 30, 2009, the Company was in compliance with the financial covenants in its debt agreements.
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
Management believes there have been no significant changes during the three- and six-month periods ended June 30, 2009 to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of June 30, 2009
(Unaudited)
(In thousands, except per share amounts)
RECENT ACCOUNTING PRONOUNCEMENTS
In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standards (SFAS) No. 168 (SFAS 168), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of SFAS No. 162 (SFAS 162). The statement confirmed that the FASB Accounting Standards Codification (the Codification) will become the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC, superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (EITF), and related literature). After that date, only one level of authoritative U.S. GAAP will exist. All other literature will be considered non-authoritative. The Codification does not change U.S. GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The Codification, which changes the referencing of financial standards, becomes effective for interim and annual periods ending on or after September 15, 2009. The Company will apply the Codification to the financial statement disclosures beginning in the third quarter of 2009.
In June 2009, the FASB issued SFAS No. 166 (SFAS 166), Accounting for Transfers of Financial Assets — an amendment of SFAS No. 140 (SFAS 140). SFAS 166 requires additional disclosures about the transfer and derecognition of financial assets and eliminates the concept of qualifying special-purpose entities under SFAS No. 140. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The adoption of SFAS 166 is not expected to have an impact on the Company’s consolidated financial statements.
In June 2009, the FASB issued SFAS No. 167 (SFAS 167), Amendments to FASB Interpretation No. 46(R), which amends Interpretation 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. In addition, SFAS 167 amends Interpretation 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. SFAS 167 amends certain guidance in Interpretation 46(R) for determining whether an entity is a variable interest entity and adds an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. Further, SFAS 167 requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of the first annual reporting period and interim reporting periods that begin after November 15, 2009. The adoption of SFAS 167 is not expected to have an impact on the Company’s consolidated financial statements.
In December 2008, the FASB issued Financial Accounting Standards Board Staff Position (FSP) No. 132(R)-1 (FSP 132(R)-1), Employers’ Disclosures about Postretirement Benefit Plan Assets, which amends the SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits. FSP 132(R)-1 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. It requires companies to disclose more information about how investment allocation decisions are made; major categories of plan assets, including concentrations of risk and fair-value measurements, and the fair-value techniques and inputs used to measure plan assets. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company will disclose the additional information required by FSP 132(R)-1 beginning in the fourth quarter 2009.
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
RESULTS OF OPERATIONS as of June 30, 2009
(Unaudited)
(In thousands, except per share amounts)
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
Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Some of the risks, uncertainties and other factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements include, but are not limited to:
•	ability to reach definitive agreements with the SEC and DOJ regarding their respective investigations;

•	competitive pressures, including pricing pressures and technological developments;

•	changes in the Company’s relationships with customers, suppliers, distributors and/or partners in its business ventures;

•	changes in political, economic or other factors such as currency exchange rates, inflation rates, recessionary or expansive trends, taxes and regulations and laws affecting the worldwide business in each of the Company’s operations, including Brazil, where a significant portion of the Company’s revenue is derived;

•	the effects of the sub-prime mortgage crisis and the disruptions in the financial markets, including the bankruptcies, restructurings or consolidations of financial institutions, which could reduce our customer base and/or adversely affect our customers’ ability to make capital expenditures, as well as adversely impact the availability and cost of credit;

•	acceptance of the Company’s product and technology introductions in the marketplace;

•	the amount of cash and non-cash charges in connection with the closure of the Company’s Newark, Ohio facility, and the closure of the Company’s EMEA-based enterprise security operations;

•	unanticipated litigation, claims or assessments;

•	variations in consumer demand for financial self-service technologies, products and services;

•	challenges raised about reliability and security of the Company’s election systems products, including the risk that such products will not be certified for use or will be decertified;

•	changes in laws regarding the Company’s election systems products and services;

•	potential security violations to the Company’s information technology systems;

•	the investment performance of our pension plan assets, which could require us to increase our pension contributions;

•	the Company’s ability to successfully execute its strategy related to the election systems business; and

•	the Company’s ability to achieve benefits from its cost-reduction initiatives and other strategic changes.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2009
(In thousands)
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to foreign currency exchange rate risk inherent in its international operations denominated in currencies other than the U.S. dollar. A hypothetical 10 percent movement in the applicable foreign exchange rates would have resulted in an increase or decrease in 2009 year-to-date operating profit of approximately $5,087. The sensitivity model assumes an instantaneous, parallel shift in the foreign currency exchange rates. Exchange rates rarely move in the same direction. The assumption that exchange rates change in an instantaneous or parallel fashion may overstate the impact of changing exchange rates on amounts denominated in a foreign currency.
The Company’s risk-management strategy uses derivative financial instruments such as forwards to hedge certain foreign currency exposures. The intent is to offset gains and losses that occur on the underlying exposures, with gains and losses on the derivative contracts hedging these exposures. The Company does not enter into derivatives for trading purposes. The Company’s primary exposures to foreign exchange risk are movements in the dollar/euro, pound/dollar, dollar/franc and dollar/real rates. For the three and six months ended June 30, 2009, there were no significant changes in the Company’s foreign exchange risks compared with the prior period.
The Company manages interest rate risk with the use of variable rate borrowings under its committed and uncommitted credit facilities and interest rate swaps. Variable rate borrowings under the credit facilities totaled $310,963 at June 30, 2009, of which $50,000 was effectively converted to fixed rate using interest rate swaps. A one percentage point increase or decrease in interest rates would have resulted in an increase or decrease in interest expense for the three and six months ended June 30, 2009 of approximately $775 and $1,526, respectively, on the variable debt including the impact of the swap agreements. The Company’s primary exposure to interest rate risk is movement in the three month LIBOR. As discussed in Note 9 to the condensed consolidated financial statements, the Company hedged $200,000 of the fixed rate borrowings under its senior notes, which was treated as a cash flow hedge. This reduced the effective interest rate by 14 basis points from 5.50 to 5.36 percent.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2009
(In thousands)
ITEM 4: CONTROLS AND PROCEDURES
This quarterly report includes the certifications of our chief executive officer (CEO) and interim chief financial officer (CFO) required by Rule 13a-14 of the Exchange Act. See Exhibits 31.1 and 31.2. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.
INTRODUCTION
During 2008, management spent considerable time and resources performing extensive and additional analyses and substantive procedures to support the audit process to complete five sets of financial statements for each of the periods from the second quarter of 2007 through the second quarter of 2008 to become a current filer with the SEC. In light of these efforts, management was unable to remediate all of its material weaknesses; however, we continue to invest significant time and resources to engage in actions to remediate weaknesses in our internal control over financial reporting. Based on the extensive and additional analyses and substantive procedures performed by management that are designed to facilitate the reliability of financial reporting but that are not part of the internal control over financial reporting, management believes that the unaudited condensed consolidated financial statements fairly present, in all material respects, the Company’s financial position, results of operations and cash flows as of the dates, and for the periods, presented. Refer to Note 1 in the Notes to condensed consolidated financial statements.
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
In connection with the preparation of this quarterly report, the Company’s management, under the supervision and with the participation of the CEO and CFO, conducted an evaluation of disclosure controls and procedures, including the remedial actions described below, as of the end of the period covered by this report. Based on that evaluation, certain material weaknesses in internal control over financial reporting, as discussed in detail below and disclosed in previous filings, have not been remediated. As a result, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2009, and through the filing of this quarterly report. As described in detail throughout this Item 4, the Company’s management continues to take actions to remediate material weaknesses in our internal control over financial reporting.
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
Management notes that the following previously identified control deficiencies constitute material weaknesses as of June 30, 2009:
Selection, Application and Communication of Accounting Policies: The Company does not have sufficient evidence related to consistent application of recently issued accounting policies and procedures.
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

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2009
(In thousands)
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
During the quarter ended June 30, 2009, management made the following changes in our internal control over financial reporting related to our four previously reported material weaknesses:
Selection, Application and Communication of Accounting Policies: Through the date of this filing, management issued and conducted training on global accounting policies relating to: 1) Financial Statement Analytical Reviews; 2) Non-Routine Contractual Agreements; 3) Trade Receivables and Allowance for Doubtful Accounts; 4) Inventory and Related Reserves; 5) Prepaid Expenses and Other Current Assets; and 6) Accrued Liabilities, Commitments and Contingencies, to clarify requirements related to the appropriate accounting in each of these areas to facilitate global compliance with U.S. GAAP requirements. These policies formalized the Company’s previously communicated requirements and extensive training was conducted throughout the Company at all levels.
Manual Journal Entries: Management continued to enforce policies and procedures to manually monitor compliance with its global journal entry accounting policy, which governs requirements for support, review and approval of manual journal entries by conducting global training sessions on the policy and procedures throughout the quarter ended June 30, 2009. Through the date of this filing, the Company has completed the implementation of system application control functionality, which automates and requires manual journal entry approvals prior to posting an entry, within its global accounting close process in DNA, Corporate, Brazil, Australia, Thailand, and substantially all entities in the EMEA business unit, to systematically enforce the Company’s policy, and prevents the posting of journal entries not approved in accordance with the policy. In addition, as part of our standard period-end financial closing procedures, management continued to enhance the monitoring process and controls related to manual journal entries by continuing to conduct proper managerial reviews and approvals for completeness, accuracy, and appropriateness of the entries recorded in the accounting records.
Contractual Agreements: Management completed the implementation phase related to standardized processes supported by a new global non-routine contractual agreement database for non-routine contractual agreements. This central database enables effective monitoring, updating, and disseminating of these contractual agreements to facilitate a complete and timely review by appropriate accounting and other relevant personnel. The implementation of these additional controls have facilitated management’s review and accounting evaluation related to existence, completeness, approval, review, and retention of global non-routine contractual agreements amongst its various functional departments.
Account Reconciliations: Management continues to enforce policies and procedures to manually monitor compliance with its global account reconciliation policy, which governs requirements for content, format, and review and approval of balance sheet account reconciliations, by conducting global training sessions throughout the quarter ended June 30, 2009. Management has continued its implementation of a global account reconciliation database and compliance monitoring tool (account reconciliation database) related to existence, completeness, accuracy and retention of account reconciliations. In the second quarter of 2009, the account reconciliation database was fully utilized by Corporate, substantially all DNA entities, Brazil, China, Australia, Mexico, Thailand, Premier Election Solutions, and almost all entities in the EMEA business unit, to complete their account reconciliations. Also, the setup and beginning of deployment of the account reconciliation database was completed for several smaller entities in EMEA and in India. In addition, as part of our standard period end financial closing procedures, management enhanced the monitoring process and controls related to account reconciliations by developing a monthly monitoring report of certain key information. Each entity is required to provide the monthly monitoring report to Corporate Accounting related to timely completion with proper managerial reviews and approvals of the completeness, accuracy, and appropriateness of the account reconciliations for the entity, and this report enables management to timely detect when controls over account reconciliations are not operating effectively.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2009
(In thousands)
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
Selection, Application and Communication of Accounting Policies: At this time, the Company has completed remediation efforts related to the issuance of certain accounting policies pertaining to analytical reviews, non-routine contractual agreements, accounting for trade receivables and allowance for doubtful accounts as well as inventory and related reserves, prepaid assets and other current assets, and accruals, commitments and contingencies, along with related training. The Company’s management will conduct global reviews in order to obtain sufficient evidence relating to consistent application of these policies in order to fully remediate this material weakness. At this time, the Company anticipates that the remediation efforts will be fully implemented globally by the end of 2009.
Manual Journal Entries: Management is completing the implementation of systematic application controls for manual journal entry approvals within its global accounting close process in Mexico, China, India, and several smaller entities in EMEA early in the quarter ended September 30, 2009. In addition, as part of our standard period end financial closing procedures, management will continue to enhance the monitoring process and controls related to manual journal entry approvals by continuing to conduct proper managerial reviews and approvals of the completeness, accuracy, and appropriateness of the entries recorded in the accounting records. At this time, the Company anticipates that the remediation efforts will be fully implemented globally by the end of 2009.
Account Reconciliations: Management plans to continue global deployment of its account reconciliation database related to existence, completeness, accuracy and retention of account reconciliations for several smaller entities in EMEA and in India for completion in the quarter ended September 30, 2009. At this time, the Company anticipates that the remediation efforts will be fully implemented globally by the end of 2009. In the meantime, management utilizes manual monitoring processes to assure that reconciliations are completed, reviewed and approved in a timely fashion.
The three material weaknesses identified by management and discussed above are not fully remediated as of the date of the filing of this quarterly report. Substantive procedures that are not a component of our internal control over financial reporting have been performed by the Company in consultation with external accounting advisors to assure the underlying transactions within this quarterly report are supported and the financial statements are fairly stated as of the date of the filing of this quarterly report. Under the direction of the Audit Committee, management has developed a detailed plan and timetable for the implementation of the above-referenced remedial measures, and will continue to monitor their implementation. In addition, under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of our internal control over financial reporting, as well as policies and procedures to improve the overall effectiveness of our internal control over financial reporting.
Total costs incurred for remediation efforts were approximately $800 and $2,200 in the three- and six-month periods ended June 30, 2009. Management estimates the total cost for remediation efforts to be approximately $4,100, which includes $3,400 of consultation fees and $700 of internal costs, including software purchases.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2009
PART II — OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS
(Dollars in thousands)
At June 30, 2009, the Company was a party to several lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the Company’s condensed consolidated financial statements would not be materially affected by the outcome of any present legal proceedings, commitments, or asserted claims.
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

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2009
counterclaim seeking declaratory relief and unspecified damages under several theories of recovery. The Butler County Board of Elections has joined in, and incorporated by reference, the Secretary’s counterclaim. The Company has not yet responded to the counterclaims.
The Company has filed motions to dismiss and for more definite statement of the counterclaims. The motions are fully briefed and are awaiting a decision by the court. The Secretary has also added ten Ohio counties as additional defendants, claiming that those counties also experienced problems with the voting systems, but many of those counties have moved for dismissal. In addition, the Secretary has moved the court for leave to add 37 additional Ohio counties who use the voting system as defendants, contending that they have an interest in the litigation and must be made parties. The Secretary’s motion remains pending.
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
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Information concerning the Company’s share repurchases made during the second quarter of 2009:

				Maximum
			Total Number	Number of
			of Shares	Shares that
	Total Number		Purchased as Part	May Yet Be
	of Shares		of Publicly	Purchased
	Purchased	Average Price	Announced	Under the Plans
Period	(1)	Paid Per Share	Plans (2)	(2)
April	1,027	$22.24	—	2,926,500
May	272	26.76	—	2,926,500
June	1,567	26.75	—	2,926,500

Total	2,866	$25.14	—	2,926,500

(1)	Includes 1,027 shares in April, 272 shares in May and 1,567 shares in June surrendered or deemed surrendered to the Company in order to satisfy tax withholding obligations in connection with the distribution of common shares under employee share-based compensation plans.

(2)	The total number of shares repurchased as part of the publicly announced share repurchase plan was 9,073,500 as of June 30, 2009. The plan was approved by the Board of Directors in April 1997 and authorized the repurchase of up to two million shares. The plan was amended in June 2004 to authorize the repurchase of an additional two million shares, and was further amended in August and December 2005 to authorize the repurchase of an additional six million shares. On February 14, 2007, the Board of Directors approved an increase in the Company’s share repurchase program by authorizing the repurchase of up to an additional two million of the Company’s outstanding common shares. The plan has no expiration date.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2009
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company’s annual meeting of shareholders was held on April 23, 2009. At the meeting, the following actions were taken:
1.	The nine nominees for director were elected by the following votes:

	For	Withheld

Philip R. Cox	43,698,035	17,399,541
Richard L. Crandall	42,517,584	18,579,993
Gale S. Fitzgerald	43,754,373	17,343,204
Phillip B. Lassiter	42,195,336	18,902,241
John N. Lauer	43,722,154	17,375,422
Eric J. Roorda	42,545,292	18,552,285
Thomas W. Swidarski	59,557,296	1,540,280
Henry D.G. Wallace	40,944,354	20,153,223
Alan J. Weber	42,520,026	18,577,551
2.	Ratification of appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009 was approved by the following vote:

For	Against	Abstain

59,862,829	1,063,948	170,797
3.	The Company’s 1991 Equity and Performance Incentive Plan (as Amended and Restated as of April 13, 2009) was approved by the following vote:

For	Against	Abstain

36,668,546	11,685,098	4,671,048

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2009
ITEM 6: EXHIBITS

3.1(i)	Amended and Restated Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.1(i) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 (Commission File No. 1-4879)

3.1(ii)	Amended and Restated Code of Regulations — incorporated by reference to Exhibit 3.1(ii) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 of Diebold, Incorporated (Commission File No. 1-4879)

3.2	Certificate of Amendment by Shareholders to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.2 to Registrant’s Form 10-Q for the quarter ended March 31, 1996 (Commission File No. 1-4879)

3.3	Certificate of Amendment to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.3 to Registrant’s Form 10-K for the year ended December 31, 1998 (Commission File No. 1-4879)

4.1	Rights Agreement dated as of February 11, 1999 between Diebold, Incorporated and The Bank of New York — incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form 8-A, filed on February 2, 1999 (Commission File No. 1-4879)

*10.1	Form of Amended and Restated Employment Agreement — incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)

*10.5(i)	Supplemental Employee Retirement Plan I as amended and restated January 1, 2008— incorporated by reference to Exhibit 10.5(i) to Registrant’s Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)

*10.5(ii)	Supplemental Employee Retirement Plan II as amended and restated July 1, 2002 — incorporated by reference to Exhibit 10.5(ii) to Registrant’s Form 10-Q for the quarter ended September 30, 2002 (Commission File No. 1-4879)

*10.5(iii)	Pension Restoration Supplemental Executive Retirement Plan— incorporated by reference to Exhibit 10.5(iii) to Registrant’s Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)

*10.5(iv)	Pension Supplemental Executive Retirement Plan— incorporated by reference to Exhibit 10.5(iv) to Registrant’s Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)

*10.5(v)	401(k) Restoration Supplemental Executive Retirement Plan— incorporated by reference to Exhibit 10.5(v) to Registrant’s Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)

*10.5(vi)	401(k) Supplemental Executive Retirement Plan— incorporated by reference to Exhibit 10.5(vi) to Registrant’s Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)

*10.7(i)	1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7(i) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992 (Commission File No. 1-4879)

*10.7(ii)	Amendment No. 1 to the Amended and Restated 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998 (Commission File No. 1-4879)

*10.7(iii)	Amendment No. 2 to the Amended and Restated 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 2003 (Commission File No. 1-4879)

*10.7(iv)	Deferred Compensation Plan No. 2 for Directors of Diebold, Incorporated— incorporated by reference to Exhibit 10.7(iv) to Registrant’s Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)

*10.8	1991 Equity and Performance Incentive Plan (as Amended and Restated as of April 13, 2009) — incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on April 29, 2009 (Commission File No. 1-4879)

*10.9	Long-Term Executive Incentive Plan — incorporated by reference to Exhibit 10.9 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993 (Commission File No. 1-4879)

*10.10	Deferred Incentive Compensation Plan No. 2 — incorporated by reference to Exhibit 10.10 to Registrant’s Form 10-K

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2009

for the year ended December 31, 2008 (Commission File No. 1-4879)

*10.11	Annual Incentive Plan — incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 1-4879)

*10.13(i)	Forms of Deferred Compensation Agreement and Amendment No. 1 to Deferred Compensation Agreement — incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 (Commission File No. 1-4879)

*10.13(ii)	Section 162(m) Deferred Compensation Agreement (as amended and restated January 29, 1998) — incorporated by reference to Exhibit 10.13 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998 (Commission File No. 1-4879)

*10.14	Deferral of Stock Option Gains Plan — incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (Commission File No. 1-4879)

10.17(i)	Amended and Restated Loan Agreement dated as of April 30, 2003 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, N.A. — incorporated by reference to Exhibit 10.17 to Registrant’s Form 10-Q for the quarter ended June 30, 2003 (Commission File No. 1-4879)

10.17(ii)	First Amendment to Loan Agreement, dated as of April 28, 2004 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and Bank One, N.A. — incorporated by reference to Exhibit 10.17 (ii) to Registrant’s Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 1-4879)

10.17(iii)	Second Amendment to Loan Agreement, dated as of April 27, 2005 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and JPMorgan Chase Bank N.A. (successor by merger to Bank One, N.A.) — incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on May 3, 2005 (Commission File No. 1-4879)

10.17(iv)	Third Amendment to Loan Agreement, dated as of November 16, 2005 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and JPMorgan Chase Bank N.A. (successor by merger to Bank One, N.A.) — incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on November 22, 2005 (Commission File No. 1-4879)

10.17(v)	Fourth Amendment to Loan Agreement, dated November 27, 2006 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and JPMorgan Chase Bank N.A. — incorporated by reference to Exhibit 10.17(v) to Registrant’s Form 10-K for the year ended December 31, 2006. (successor by merger to Bank One, N.A.) (Commission File No. 1-4879)

10.20(i)	Transfer and Administration Agreement, dated as of March 30, 2001 by and among DCC Funding LLC, Diebold Credit Corporation, Diebold, Incorporated, Receivables Capital Corporation and Bank of America, National Association and the financial institutions from time to time parties thereto— incorporated by reference to Exhibit 10.20(i) to Registrant’s Form 10-Q for the quarter ended March 31, 2001 (Commission File No. 1-4879)

10.20(ii)	Amendment No. 1 to the Transfer and Administration Agreement, dated as of May 2001, by and among DCC Funding LLC, Diebold Credit Corporation, Diebold, Incorporated, Receivables Capital Corporation and Bank of America, National Association and the financial institutions from time to time parties thereto — incorporated by reference to Exhibit 10.20 (ii) to Registrant’s Form 10-Q for the quarter ended March, 31, 2001 (Commission File No. 1-4879)

*10.22	Form of Non-Qualified Stock Option Agreement — incorporated by reference to Exhibit 10.22 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (Commission File No. 1-4879)

*10.23	Form of Restricted Share Agreement — incorporated by reference to Exhibit 10.23 to Registrant’s Form 8-K filed on February 16, 2005 (Commission File No. 1-4879)

*10.24	Form of RSU Agreement — incorporated by reference to Exhibit 10.24 to Registrant’s Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)

*10.25	Form of Performance Share Agreement — incorporated by reference to Exhibit 10.25 to Registrant’s Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)

*10.26	Diebold, Incorporated Annual Cash Bonus Plan — incorporated by reference to Exhibit A to Registrants’ Proxy Statement on Schedule 14A filed on March 16, 2005 (Commission File No. 1-4879)

10.27	Form of Note Purchase Agreement — incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on March 8, 2006 (Commission File No. 1-4879)

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2009

*10.28	Amended and Restated Employment Agreement between Diebold, Incorporated and Thomas W. Swidarski, as amended as of December 29, 2008 — incorporated by reference to Exhibit 10.28 to Registrant’s Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)

*10.29	Amended and Restated Employment [Change in Control] Agreement between Diebold, Incorporated and Thomas W. Swidarski, as amended as of December 29, 2008 — incorporated by reference to Exhibit 10.29 to Registrant’s Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)

*10.30	Form of Deferred Shares Agreement — incorporated by reference to Exhibit 10.30 to Registrant’s Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

*	Reflects management contract or other compensatory arrangement.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2009
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIEBOLD, INCORPORATED (Registrant)
Date: August 7, 2009	By:	/s/ Thomas W. Swidarski
Thomas W. Swidarski
President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2009	By:	/s/ Leslie A. Pierce
Leslie A. Pierce
Vice President and Corporate Controller Interim Chief Financial Officer (Principal Financial Officer)

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2009
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