Form 10-Q
period 2009-09-30
DIEBOLD INC
filed 2009-11-06
CIK 28823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Common Stock, $1.25 Par Value — 66,309,455 shares as of October 30, 2009

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
INDEX

PART I — FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS
DIEBOLD, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$202,758	$241,436
Short-term investments	182,264	121,387
Trade receivables, less allowances for doubtful accounts of $30,935 and $25,060, respectively	362,649	447,079
Inventories	493,865	540,971
Deferred income taxes	94,107	95,086
Prepaid expenses	43,182	42,909
Other current assets	123,247	125,250

Total current assets	1,502,072	1,614,118

Securities and other investments	73,109	70,914
Property, plant and equipment, at cost	605,236	579,951
Less accumulated depreciation and amortization	401,507	376,357

Property, plant and equipment, net	203,729	203,594
Goodwill	451,466	408,303
Other assets	293,685	241,007

Total assets	$2,524,061	$2,537,936

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$14,084	$10,596
Accounts payable	129,654	195,483
Deferred revenue	179,228	195,164
Other current liabilities	347,654	334,154

Total current liabilities	670,620	735,397

Notes payable — long term	567,374	594,588
Pensions and other benefits	119,251	131,792
Postretirement and other benefits	32,246	32,857
Deferred income taxes	43,464	35,307
Other long-term liabilities	36,092	43,737

Commitments and contingencies	—	—

Shareholders’ equity
Diebold, Incorporated shareholders’ equity
Preferred shares, no par value, 1,000,000 authorized shares, none issued	—	—
Common shares, 125,000,000 authorized shares, 76,070,937 and 75,801,434 issued shares, 66,306,685 and 66,114,560 outstanding shares, respectively	95,089	94,752
Additional capital	288,335	278,135
Retained earnings	1,027,719	1,054,873
Treasury shares, at cost (9,764,252 and 9,686,874 shares, respectively)	(410,114)	(408,235)
Accumulated other comprehensive income (loss)	30,976	(72,924)

Total Diebold, Incorporated shareholders’ equity	1,032,005	946,601
Noncontrolling interests	23,009	17,657

Total shareholders’ equity	1,055,014	964,258

Total liabilities and shareholders’ equity	$2,524,061	$2,537,936

See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Net sales
Products	$279,205	$462,216	$903,013	$1,105,585
Services	366,017	406,873	1,090,356	1,185,106

	645,222	869,089	1,993,369	2,290,691

Cost of sales
Products	219,570	333,456	689,139	797,374
Services	273,443	307,691	830,784	912,080

	493,013	641,147	1,519,923	1,709,454

Gross profit	152,209	227,942	473,446	581,237
Selling and administrative expense	103,624	142,846	300,989	390,113
Research, development and engineering expense	17,415	19,030	50,203	53,528
Impairment of assets	—	—	—	4,376

	121,039	161,876	351,192	448,017

Operating profit	31,170	66,066	122,254	133,220
Other income (expense)
Investment income	8,344	6,577	21,171	19,541
Interest expense	(8,223)	(11,272)	(25,968)	(32,459)
Miscellaneous, net	(1,969)	(1,206)	(27,153)	1,371

Income from continuing operations before taxes	29,322	60,165	90,304	121,673
Taxes on income	4,085	10,203	20,957	25,931

Income from continuing operations	25,237	49,962	69,347	95,742
Loss from discontinued operations, net of tax	(203)	(1,098)	(8,842)	(2,853)
Loss on sale of discontinued operations, net of tax	(31,438)	—	(31,438)	—

Net (loss) income	(6,404)	48,864	29,067	92,889
Less: Net income attributable to noncontrolling interests	(751)	(2,348)	(4,144)	(5,364)

Net (loss) income attributable to Diebold, Incorporated	$(7,155)	$46,516	$24,923	$87,525

Basic weighted-average shares outstanding	66,279	66,101	66,236	66,073
Diluted weighted-average shares outstanding	66,951	66,758	66,810	66,459

Basic earnings per share:
Net income from continuing operations	$0.37	$0.72	$0.99	$1.36
Loss from discontinued operations	(0.48)	(0.02)	(0.61)	(0.04)

Net (loss) income attributable to Diebold, Incorporated	$(0.11)	$0.70	$0.38	$1.32

Diluted earnings per share:
Net income from continuing operations	$0.37	$0.72	$0.98	$1.36
Loss from discontinued operations	(0.48)	(0.02)	(0.61)	(0.04)

Net (loss) income attributable to Diebold, Incorporated	$(0.11)	$0.70	$0.37	$1.32

Amounts attributable to Diebold, Incorporated
Income from continuing operations, net of tax	$24,486	$47,614	$65,203	$90,378
Loss from discontinued operations, net of tax	(31,641)	(1,098)	(40,280)	(2,853)

Net (loss) income attributable to Diebold, Incorporated	$(7,155)	$46,516	$24,923	$87,525

See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine months ended
	September 30,
	2009	2008
Cash flow from operating activities:
Net income	$29,067	$92,889
Adjustments to reconcile net income to cash provided by operating activities:
Loss on sale of discontinued operations	31,438	—
Depreciation and amortization	55,183	61,211
Share-based compensation	8,898	9,166
Excess tax benefits from share-based compensation	(254)	—
Deferred income taxes	(1,159)	610
Impairment of assets	—	4,376
Cash provided by (used in) changes in certain assets and liabilities:
Trade receivables	88,697	(116,902)
Inventories	28,538	(53,161)
Prepaid expenses	1,128	(6,297)
Other current assets	23,180	(24,403)
Accounts payable	(69,793)	29,748
Deferred revenue	(10,751)	(11,466)
Certain other assets and liabilities	(61,449)	76,075

Net cash provided by operating activities	122,723	61,846

Cash flow from investing activities:
Proceeds from sale of discontinued operations	7,856	—
Payments for acquisitions, net of cash acquired	(5,364)	(3,733)
Proceeds from maturities of investments	130,969	188,785
Payments for purchases of investments	(157,034)	(219,659)
Proceeds from sale of fixed assets	113	29
Capital expenditures	(28,414)	(32,637)
Increase in certain other assets	(24,259)	(17,035)

Net cash used in investing activities	(76,133)	(84,250)

Cash flow from financing activities:
Dividends paid	(52,077)	(49,916)
Notes payable borrowings	220,284	588,627
Notes payable repayments	(253,232)	(514,106)
Distribution of affiliates’ earnings to noncontrolling interest holders	(539)	—
Excess tax benefits from share-based compensation	254	—
Repurchase of shares for share-based compensation withholding taxes	(1,879)	—

Net cash (used in) provided by financing activities	(87,189)	24,605

Effect of exchange rate changes on cash	1,921	4,249

(Decrease) increase in cash and cash equivalents	(38,678)	6,450
Cash and cash equivalents at the beginning of the period	241,436	206,334

Cash and cash equivalents at the end of the period	$202,758	$212,784

See accompanying notes to condensed consolidated financial statements

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2009
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
The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s annual report on Form 10-K for the year ended December 31, 2008. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at September 30, 2009 and December 31, 2008, the results of its operations for the three and nine months ended September 30, 2009 and September 30, 2008, and its cash flows for the nine months ended September 30, 2009 and September 30, 2008.
In addition, some of the Company’s statements in this quarterly report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of results to be expected for the full year.
The Company has reclassified the presentation of certain prior-year information to conform to the current presentation.
On July 1, 2009, the Company adopted the Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2009-01, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (ASU 2009-01), which is included in the Accounting Standards Codification (ASC) 105, Generally Accepted Accounting Principles. ASU 2009-01 establishes the FASB Accounting Standards Codification (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the U.S. Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (ASUs). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the basis for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this quarterly report on Form 10-Q have been updated for the Codification.
On April 1, 2009, the Company adopted updated guidance included in FASB ASC 855-10, Subsequent Events — Overall (ASC 855-10), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. This guidance also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements; however, the Company provided additional disclosure as required by ASC 855-10 in Note 14.
On April 1, 2009, the Company adopted updated guidance included in FASB ASC 820-10-65, Fair Value Measurements and Disclosures — Overall — Transition and Open Effective Date Information (ASC 820-10-65), ASC 320-10-65, Debt and Equity Securities — Overall — Transition and Open Effective Date Information (ASC 320-10-65), and ASC 825-10, Financial Instruments — Overall — Transition and Open Effective Date Information (ASC 825-10). This updated guidance clarifies measuring fair value in inactive markets, modifying the recognition and measurement of other-than-temporary impairments of debt securities, and requiring public companies to disclose the fair values of financial instruments in interim periods. The adoption of this updated guidance did not have a material impact on the Company’s condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2009
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
On January 1, 2009, the Company adopted updated guidance included in FASB ASC 260-10-45, Earnings Per Share — Overall — Other Presentation Matters. Under this guidance, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing earnings per share. The adoption of this guidance did not have an impact on the Company’s condensed consolidated financial statements.
On January 1, 2009, the Company adopted updated guidance included in FASB ASC 350-30-35, General Intangibles Other than Goodwill — Subsequent Measurement, which provides a list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets. The guidance applies to intangible assets that are acquired individually or with a group of other assets and both intangible assets acquired in business combinations and asset acquisitions. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.
On January 1, 2009, the Company adopted updated guidance included in FASB ASC 815-10, Derivatives and Hedging — Overall (ASC 815-10). This guidance applies to all entities and requires specified disclosures for derivative instruments and related hedged items. This guidance requires additional disclosure to provide financial statement users with a better understanding of how and why an entity uses derivatives, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements; however, the Company provided additional disclosure as required by ASC 815-10 in Note 9.
On January 1, 2009, the Company adopted updated guidance included in FASB ASC 810-10-65, Consolidation — Overall — Transition and Open Effective Date Information (ASC 810-10-65). This guidance applies to all entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. Under ASC 810-10-65, noncontrolling interests in a subsidiary that were historically recorded within “mezzanine” (or temporary) equity or as a liability are now included in the equity section of the balance sheet. In addition, this guidance requires expanded disclosures in the financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interest of the noncontrolling owners of the subsidiary. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements; however, as a result of the adoption of this standard, the condensed consolidated financial statements for prior periods are reclassified to report noncontrolling interests.
On January 1, 2009, the Company adopted updated guidance included in FASB ASC Topic 805, Business Combinations. This guidance establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. This guidance also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This guidance also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as a capitalized cost of acquisition. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.
On January 1, 2009, the Company adopted updated guidance included in FASB ASC 805-20, Business Combination — Identifiable Assets, Liabilities and Any Noncontrolling Interest (ASC 805-20). This guidance amends and clarifies the initial recognition and measurement, subsequent measurement and accounting, and related disclosures of assets and liabilities arising from contingencies in a business combination. The adoption of this guidance had no impact on the Company’s condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2009
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
NOTE 2: EARNINGS PER SHARE
Basic and diluted earnings per share are calculated in accordance with FASB ASC 260, Earnings Per Share. Under this guidance, unvested share-based payment awards that contain rights to receive non-forfeitable dividends are considered participating securities and the two-class method of computing earnings per share is required for all periods presented.
The Company’s participating securities include restricted stock units, deferred shares and shares that were vested but deferred by the employee. The Company has calculated basic and diluted earnings per share under both the treasury stock method and the two-class method. For the three and nine months ended September 30, 2009 and 2008, there was no impact in the per share amounts calculated under the two methods. Accordingly, the treasury stock method continues to be disclosed below.
The following data provides the amounts used in computing earnings per share under the treasury stock method and the effect on the weighted-average number of shares of dilutive potential common stock:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Numerator:
Income used in basic and diluted earnings per share:
Income from continuing operations, net of tax attributable to Diebold, Incorporated	$24,486	$47,614	$65,203	$90,378
Loss from discontinued operations, net of tax	(31,641)	(1,098)	(40,280)	(2,853)

Net (loss) income attributable to Diebold, Incorporated	$(7,155)	$46,516	$24,923	$87,525

Denominator:
Weighted-average number of common shares used in basic earnings per share	66,279	66,101	66,236	66,073
Effect of dilutive shares	672	657	574	386

Weighted-average number of common shares and dilutive potential common shares used in diluted earnings per share	66,951	66,758	66,810	66,459

Basic earnings per share:
Net income from continuing operations	$0.37	$0.72	$0.99	$1.36
Loss from discontinued operations	(0.48)	(0.02)	(0.61)	(0.04)

Net (loss) income attributable to Diebold, Incorporated	$(0.11)	$0.70	$0.38	$1.32

Diluted earnings per share:
Net income from continuing operations	$0.37	$0.72	$0.98	$1.36
Loss from discontinued operations	(0.48)	(0.02)	(0.61)	(0.04)

Net (loss) income attributable to Diebold, Incorporated	$(0.11)	$0.70	$0.37	$1.32

Anti-dilutive shares not used in calculating diluted weighted-average shares	2,146	1,409	2,372	2,253

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2009
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
NOTE 3: OTHER COMPREHENSIVE INCOME (LOSS)
Other comprehensive income (loss) includes adjustments made for foreign currency translation under FASB ASC 830, Foreign Currency Matters, pension adjustments under FASB ASC 715, Compensation — Retirement Benefits (ASC 715), and hedging activities under FASB ASC 815, Derivatives and Hedging.
Components of comprehensive income (loss) consist of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Net (loss) income	$(6,404)	$48,864	$29,067	$92,889
Other comprehensive income (loss):
Translation adjustment	47,784	(100,541)	101,386	(41,434)
Realized and unrealized gain (loss) on hedges	(427)	(415)	1,296	(1,075)
Pension adjustment	1,170	455	2,965	828

Comprehensive income (loss)	42,123	(51,637)	134,714	51,208

Less: comprehensive income (loss) attributable to noncontrolling interests	(453)	3,164	5,891	6,126

Comprehensive income (loss) attributable to Diebold, Incorporated	$42,576	$(54,801)	$128,823	$45,082

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2009
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
The following table provides a reconciliation of total shareholders’ equity attributable to Diebold, Incorporated and the noncontrolling interests for the three months ended September 30, 2009 and 2008:

		Total Diebold,
	Total	Incorporated	Noncontrolling
	shareholders’ equity	shareholders’ equity	interests
Beginning balance at June 30, 2009	$1,026,342	$1,002,880	$23,462

Net (loss) income	(6,404)	(7,155)	751
Other comprehensive income (loss):
Translation adjustment	47,784	48,988	(1,204)
Realized and unrealized loss on hedges	(427)	(427)	—
Pension adjustment	1,170	1,170	—

Comprehensive income (loss)	42,123	42,576	(453)

Common shares	65	65	—
Additional paid in capital	3,889	3,889	—
Treasury stock	(41)	(41)	—
Dividends declared	(17,364)	(17,364)	—

Ending balance at September 30, 2009	$1,055,014	$1,032,005	$23,009

Beginning balance at June 30, 2008	$1,204,618	$1,187,899	$16,719

Net income	48,864	46,516	2,348
Other comprehensive (loss) income:
Translation adjustment	(100,541)	(101,357)	816
Realized and unrealized loss on hedges	(415)	(415)	—
Pension adjustment	455	455	—

Comprehensive (loss) income	(51,637)	(54,801)	3,164

Common shares	—	—	—
Additional paid in capital	3,145	3,145	—
Treasury stock	15	15	—
Dividends declared	(16,646)	(16,646)	—

Ending balance at September 30, 2008	$1,139,495	$1,119,612	$19,883

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2009
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
The following table provides a reconciliation of total shareholders’ equity attributable to Diebold, Incorporated and the noncontrolling interests for the nine months ended September 30, 2009 and 2008:

		Total Diebold,
	Total	Incorporated	Noncontrolling
	shareholders’ equity	shareholders’ equity	interests
Beginning balance at December 31, 2008	$964,258	$946,601	$17,657

Net income	29,067	24,923	4,144
Other comprehensive income:
Translation adjustment	101,386	99,639	1,747
Realized and unrealized gain on hedges	1,296	1,296	—
Pension adjustment	2,965	2,965	—

Comprehensive income	134,714	128,823	5,891

Common shares	337	337	—
Additional paid in capital	10,200	10,200	—
Treasury stock	(1,879)	(1,879)	—
Dividends declared	(52,616)	(52,077)	(539)

Ending balance at September 30, 2009	$1,055,014	$1,032,005	$23,009

Beginning balance at December 31, 2007	$1,128,591	$1,114,834	$13,757
Adjustment to retained earnings (1)	(3,971)	(3,971)	—

Net income	92,889	87,525	5,364
Other comprehensive income:
Translation adjustment	(41,434)	(42,196)	762
Realized and unrealized loss on hedges	(1,075)	(1,075)	—
Pension adjustment	828	828	—

Comprehensive income	51,208	45,082	6,126

Common shares	267	267	—
Additional paid in capital	15,492	15,492	—
Treasury stock	(2,176)	(2,176)	—
Dividends declared	(49,916)	(49,916)	—

Ending balance at September 30, 2008	$1,139,495	$1,119,612	$19,883

(1)	Beginning retained earnings adjustment of $1,387 in 2008 related to the remeasurement of pension plan assets and benefit obligation in order to transition to a fiscal year-end measurement date in accordance with ASC 715. Beginning retained earnings adjustment of $2,584 in 2008 related to the Company’s Collateral Assignment Split Dollar Life Insurance in accordance with ASC 715.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2009
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
NOTE 4: SHARE-BASED COMPENSATION
The Company’s share-based compensation payments to employees are recognized in the statement of operations based on their grant-date fair values during the period in which the employee is required to provide services in exchange for the award.
Share-based compensation is recognized as a component of selling and administrative expenses. Total share-based compensation expense for the three and nine months ended September 30, 2009 was $2,841 and $8,898, respectively. Total share-based compensation for the three and nine months ended September 30, 2008 was $3,145 and $9,166, respectively.
Options outstanding and exercisable under the Company’s 1991 Equity and Performance Incentive Plan (as Amended and Restated as of April 13, 2009) as of September 30, 2009, and changes during the nine months ended September 30, 2009, were as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value (1)
	(in thousands)	(per share)	(in years)
Outstanding at January 1, 2009	2,929	$39.43
Options expired or forfeited	(208)	35.83
Options exercised	(49)	22.97
Options granted	437	24.78

Outstanding at September 30, 2009	3,109	$37.87	5	$7,258

Options exercisable at September 30, 2009	2,176	$41.32	4	$1,922

(1)	The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the closing price of the Company’s common stock on the last trading day of the third quarter of 2009 and the exercise price, multiplied by the number of “in-the-money” options) that would have been received by the option holders had all option holders exercised their options on September 30, 2009. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2009
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
The following tables summarize information on unvested restricted stock units (RSUs) and performance shares outstanding for the nine months ended September 30, 2009:

		Weighted-
		Average
	Number of	Grant-Date
RSUs:	Shares	Fair Value
	(in thousands)
Unvested at January 1, 2009	389	$38.36
Forfeited	(19)	33.85
Vested	(94)	39.79
Granted	172	24.71

Unvested at September 30, 2009	448	$33.98

		Weighted-
		Average
	Number of	Grant-Date
Performance Shares:	Shares	Fair Value
	(in thousands)
Unvested at January 1, 2009	605	$44.31
Forfeited	(84)	48.83
Vested	(110)	48.31
Granted	306	29.25

Unvested at September 30, 2009	717	$36.74

Unvested performance shares are based on a maximum potential payout. Actual shares granted at the end of the performance period may be less than the maximum potential payout level depending on achievement of performance share objectives.
The following table summarizes information on deferred shares outstanding for the nine months ended September 30, 2009:

		Weighted-
		Average
	Number of	Grant-Date
Deferred Shares:	Shares	Fair Value
	(in thousands)
January 1, 2009	38	$42.24
Released	(4)	42.71
Granted	31	25.52

September 30, 2009	65	$34.15

NOTE 5: INCOME TAXES
The effective tax rate on continuing operations for the three months ended September 30, 2009 was 13.9 percent compared to 17.0 percent for the same period of 2008. The rate for the three months ended September 30, 2009 decreased by 3.1 percentage points over the same period of 2008 due to a higher percentage of income being generated in regions with lower statutory tax rates offset by a China technology rate reduction credit recorded in the third quarter of 2008 that did not recur in 2009.
The effective tax rate on continuing operations for the nine months ended September 30, 2009 was 23.2 percent compared to 21.3 percent for the same period in 2008. The rate for the nine months ended September 30, 2009 increased by 1.9  percentage points over the same period in 2008 due to a China technology rate reduction credit was recorded for the nine months ended September 30, 2008 that did not recur in 2009. In addition, the effective tax rate for the nine months ended September 30, 2009 was negatively impacted by the $25,000 non-deductible charge related to an agreement in principle with the SEC (refer to Note 10).

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2009
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
NOTE 6: INVENTORIES
The Company primarily values inventories at the lower of cost or market applied on a first-in, first-out (FIFO) basis. Some entities, notably Brazil, value inventory using the average cost method, which approximates FIFO. At each reporting period, the Company identifies and writes down its excess or obsolete inventory to its net realizable value based on forecasted usage, orders and inventory aging. With the development of new products, the Company also rationalizes its product offerings and will write down discontinued product to the lower of cost or net realizable value.
Major classes of inventories are summarized as follows:

	September 30, 2009	December 31, 2008
Finished goods	$225,429	$276,439
Service parts	150,207	144,742
Work in process	60,230	54,752
Raw materials	57,999	65,038

Total inventories	$493,865	$540,971

NOTE 7: BENEFIT PLANS
The Company has pension plans covering certain United States employees. Plans that cover certain salaried employees provide pension benefits based on the employee’s compensation during the ten years before retirement. The Company’s funding policy for salaried plans is to contribute annually based on actuarial projections and applicable regulations. Plans covering certain hourly employees and union members generally provide benefits of stated amounts for each year of service. The Company’s funding policy for hourly plans is to make at least the minimum annual contributions required by applicable regulations. Employees of the Company’s operations in countries outside of the United States participate to varying degrees in local pension plans, which in the aggregate are not significant.
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
FORM 10-Q as of September 30, 2009
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three months ended
	September 30,
	2009	2008	2009	2008
	Pension benefits		Other benefits
Components of net periodic benefit cost
Service cost	$2,726	$2,460	$—	$1
Interest cost	7,236	7,012	282	305
Expected return on plan assets	(9,244)	(8,936)	—	—
Amortization of prior service cost	68	96	(130)	(130)
Recognized net actuarial loss	1,122	300	110	189

Net periodic pension benefit cost	$1,908	$932	$262	$365

	Nine months ended
	September 30,
	2009	2008	2009	2008
	Pension benefits		Other benefits
Components of net periodic benefit cost
Service cost	$8,177	$7,380	$—	$2
Interest cost	21,710	21,035	845	915
Expected return on plan assets	(27,730)	(26,810)	—	—
Amortization of prior service cost	203	286	(388)	(388)
Recognized net actuarial loss	2,819	607	331	324

Net periodic pension benefit cost	$5,179	$2,498	$788	$853

Cash Flows
There have been no significant changes to the 2009 plan year contribution amounts previously disclosed. As of September 30, 2009 and 2008, contributions of $14,856 and $2,122 were made to the qualified and non-qualified pension plans, respectively.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2009
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
NOTE 8: GUARANTEES AND PRODUCT WARRANTIES
In September 2009, the Company sold its U.S. election systems business. The related sale agreement contained shared liability clauses pursuant to which the Company agreed to indemnify the purchaser for 70 percent of any adverse consequences to the purchaser arising out of certain defined potential litigation or obligations. As of September 30, 2009, there were no adverse consequences related to these shared liability indemnifications and the Company has not recorded any corresponding liability. The Company’s maximum exposure under the shared liability indemnifications is $8,000.
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
The Company provides guarantees and standby letters of credit globally through various financial institutions to suppliers, regulatory agencies and insurance providers. If the Company is not able to make payment, the suppliers, regulatory agencies and insurance providers may draw on the pertinent bank. At September 30, 2009, the maximum future payment obligations related to these various guarantees totaled $79,983, of which $19,528 represented standby letters of credit to insurance providers. At September 30, 2008, the maximum future payment obligations relative to these various guarantees totaled $74,251, of which $25,728 represented standby letters of credit to insurance providers. There was no associated liability recorded for these various guarantees as of September 30, 2009 and 2008.
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

Warranty liability	2009	2008
Balance at January 1	$43,009	$26,494
Current period accruals	50,186	39,157
Current period settlements	(34,941)	(24,290)

Balance at September 30	$58,254	$41,361

NOTE 9: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company uses derivatives to mitigate the negative economic consequences associated with the fluctuations in currencies and interest rates. The Company records all derivative instruments on the balance sheet at fair value and the changes in the fair value are recognized in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows derivative gains and losses to be reflected in the statement of operations or other comprehensive income together with the hedged exposure, and requires that the Company formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. Gains or losses associated with ineffectiveness must be reported currently in earnings. The Company does not enter into any speculative positions with regard to derivative instruments.
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
FOREIGN EXCHANGE CONTRACTS
Non-Designated Hedges
A substantial portion of the Company’s operations and revenues are international. As a result, changes in foreign exchange rates can create substantial foreign exchange gains and losses from the revaluation of non-functional currency monetary assets and liabilities. The Company’s policy allows the use of foreign exchange forward contracts with maturities of up to 24 months to mitigate the impact of currency fluctuations on those foreign currency asset and liability balances. The Company elected not to apply hedge accounting to

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2009
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
its foreign exchange forward contracts. Thus, derivative gains/losses offset revaluation gains/losses in other income (expense). For the three and nine months ended September 30, 2009, there were 220 and 730 non-designated foreign exchange contracts that settled, respectively. As of September 30, 2009, there were 64 non-designated foreign exchange contracts outstanding, primarily euro, British pound and Swiss franc, totaling $600,640, which represents the absolute value of notional amounts.
Net Investment Hedges
The Company has international subsidiaries with assets in excess of liabilities that generate cumulative translation adjustments within other comprehensive income. The Company uses derivatives to manage potential adverse changes in value of its net investments in Brazil. The Company’s policy is to selectively enter into foreign exchange forward contracts with variable maturities documented as net investment hedges to offset certain net investment exchange rate movements. The Company calculates each hedge’s effectiveness quarterly by comparing the cumulative change in the forward contract to the cumulative change in the hedged portion of the net investment on a forward to forward basis. Changes in value that are deemed effective are accumulated in other comprehensive income where they will remain until they are reclassified to income together with the gain or loss on the entire investment upon substantial liquidation of the subsidiary. There was no ineffectiveness during the nine months ended September 30, 2009. For the three and nine months ended September 30, 2009, there were eight and 14 net investment hedge contracts that settled, respectively. As of September 30, 2009, there was one Brazil net investment hedge contract outstanding, with a notional amount of $22,551.
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
The Company calculates each hedge’s effectiveness quarterly by comparing the cumulative change in the interest rate swaps to the cumulative change in hypothetical interest rate swaps with critical terms that match the credit facility. Changes in value that are deemed effective are accumulated in other comprehensive income and reclassified to interest expense when the hedged interest is accrued. There was no ineffectiveness of the interest rate swaps recorded in interest expense for the nine months ended September 30, 2009. To the extent that it becomes probable that the Company’s variable rate borrowings will not occur, the gains or losses on the related cash flow hedges will be reclassified from other comprehensive income to interest expense.
In December 2005 and January 2006, the Company executed cash flow hedges by entering into receive-variable and pay-fixed interest rate swaps, with a total notional amount of $200,000, related to the anticipated debt issuance in March 2006. Amounts previously recorded in other comprehensive income related to the pre-issuance cash flow hedges will continue to be reclassified to income on a straight-line basis through February 2016.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2009
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
The following table summarizes the fair value of derivative instruments designated and not designated as hedging instruments and their respective balance sheet location as of September 30, 2009:

	Fair value	Balance sheet location
Derivatives designated as hedging instruments
Liability derivatives:
Foreign exchange contracts	$(698)	Other current liabilities
Interest rate contracts	(2,043)	Other current liabilities
Interest rate contracts	(2,094)	Other long-term liabilities

Total liability derivatives	(4,835)

Total hedging instruments	$(4,835)

Derivatives not designated as hedging instruments
Asset derivatives:
Foreign exchange contracts	$2,732	Other current assets
Foreign exchange contracts	725	Other current liabilities

Total asset derivatives	3,457

Liability derivatives:
Foreign exchange contracts	(703)	Other current assets
Foreign exchange contracts	(2,054)	Other current liabilities

Total liability derivatives	(2,757)

Total derivatives not designated	$700

Total derivatives	$(4,135)

The balance sheet location noted above represents the balance sheet line item where the respective contract types are reported using a net basis due to master netting agreements with counterparties. However, the asset derivative and liability derivative categories noted above represent the Company’s derivative positions on a gross contract by contract basis.
The following table summarizes the impact of derivative instruments included in other comprehensive income (loss), pre-tax for the three months ended September 30, 2009:

		Loss reclassified from	Income
	Loss recognized in OCI	accumulated OCI	statement
Hedging relationship	(effective portion)	(effective portion)	location
Foreign exchange contracts	$(2,051)	$—	N/A
Interest rate contracts	(419)	(8)	Interest expense

Total	$(2,470)	$(8)

The following table summarizes the impact of derivative instruments included in other comprehensive income (loss), pre-tax for the nine months ended September 30, 2009:

	Gain (loss)	Gain reclassified from	Income
	recognized in OCI	accumulated OCI	statement
Hedging relationship	(effective portion)	(effective portion)	location
Foreign exchange contracts	$(4,533)	$—	N/A
Interest rate contracts	1,090	206	Interest expense

Total	$(3,443)	$206

The company anticipates reclassifying $1,715 from other comprehensive income to interest expense within the next 12 months.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2009
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
The following table summarizes the gain (loss) recognized on non-designated derivative instruments for the three and nine months ended September 30, 2009:

	Three months ended	Nine months ended	Income statement
Hedging relationship	September 30, 2009	September 30, 2009	location
Foreign exchange contracts	$(2,250)	$(7,445)	Interest expense
Foreign exchange contracts	366	(17,622)	Miscellaneous, net

Total	$(1,884)	$(25,067)

NOTE 10: RESTRUCTURING AND OTHER CHARGES
There were no restructuring expenses related to the Company’s Election Systems (ES) & Other reporting segment during the nine months ended September 30, 2009. The following table summarizes the Company’s restructuring charges within continuing operations by plan for the three and nine months ended September 30, 2009 and 2008:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
DCM Plan	$186	$1,243	$1,076	$2,761
Germany Plan	2	269	22	6,673
RIF Plan	631	5,377	4,098	11,066
Newark Plan	479	7,063	1,783	7,130
Other	474	479	3,249	1,254

Total	$1,772	$14,431	$10,228	$28,884

Diebold Cassis Manufacturing (DCM) Plan
During the first quarter of 2006, the Company announced a plan to close its production facility in Cassis, France (DCM Plan) in an effort to optimize its global manufacturing operations. As of September 30, 2009, the Company anticipates remaining total costs related to the closure of this facility to be approximately $320. For the nine months ended September 30, 2009, the Company incurred $1,076 in product cost of sales. The accrual balance as of September 30, 2009 was immaterial to the Company.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2009
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
Restructuring expenses for the DCM Plan are presented for Diebold North America (DNA) and Diebold International (DI) reporting segments in the following table:

	DNA	DI
Total amount expected to be incurred
Employee severance costs	$—	$19,499
Other (1)	886	10,673

Total expected costs	$886	$30,172

Gain on sale of building	—	(6,438)

Total net expected costs	$886	$23,734

Amount incurred during the three months ended September 30, 2009
Employee severance costs	$—	$58
Other (1)	—	128

Total costs	$—	$186

Amount incurred during the nine months ended September 30, 2009
Employee severance costs	$—	$743
Other (1)	—	333

Total costs	$—	$1,076

Amount incurred to date under the plan
Employee severance costs	$—	$19,267
Other (1)	886	10,585

Total costs incurred to date	$886	$29,852

Gain on sale of building	—	(6,438)

Total net costs incurred to date	$886	$23,414

(1)	Other costs include legal and contract termination fees, asset impairment costs, and costs to transfer usable inventory and equipment.
Germany Plan
During the third quarter of 2007, the Company announced a plan to downsize its operations in Germany (Germany Plan) in an effort to remove excess capacity. During the first quarter of 2008, the plan was modified to initiate a full closure of operations in Germany in light of further declines in sales opportunities resulting from a fully mature market. For the nine months ended September 30, 2009, the Company incurred total restructuring charges of $22: $42 in selling and administrative expense offset by income of $20 in service cost of sales. As of September 30, 2009, the Company anticipates remaining total costs to be approximately $141. The accrual balance as of September 30, 2009 was immaterial to the Company.
Restructuring expenses for the Germany Plan are presented in the following table:

	DNA	DI
Total amount expected to be incurred
Employee severance costs	$—	$3,798
Other (1)	466	5,147

Total expected Costs	$466	$8,945

Amount incurred to date under the plan
Employee severance costs	$—	$3,657
Other (1)	466	5,147

Total costs incurred to date	$466	$8,804

(1)	Other costs include consulting and legal fees, contract termination fees, penalties and asset impairment costs.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2009
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
Reduction-In-Force (RIF) Plan
During the first quarter of 2008, the Company announced a plan to reduce its global workforce (RIF Plan), including consolidation of certain international facilities, in an effort to optimize overall operational performance. As of September 30, 2009, the Company anticipates remaining total costs of approximately $621 to be incurred through the end of 2009. For the nine months ended September 30, 2009, the Company incurred total restructuring charges of $4,098: $169 in product cost of sales; $2,174 in service cost of sales; $1,653 in selling and administrative; and $102 in research, development and engineering. Restructuring expenses for the RIF Plan are presented in the following table:

	DNA	DI
Total amount expected to be incurred
Employee severance costs	$7,389	$15,270
Other (1)	—	2,619

Total expected costs	$7,389	$17,889

Employee severance incurred during the three months ended September 30, 2009	$502	$129

Amount incurred during the nine months ended September 30, 2009
Employee severance costs	$2,523	$1,509
Other (1)	—	66

Total costs	$2,523	$1,575

Amount incurred to date under the plan
Employee severance costs	$7,139	$14,899
Other (1)	—	2,619

Total costs incurred to date	$7,139	$17,518

(1)	Other costs include legal fees, contract termination fees and asset impairment costs.
The restructuring accrual related to the RIF Plan is presented in the following table:

	Balance	Liabilities	Liabilities	Balance
	January 1, 2009	incurred	paid/settled	September 30, 2009

Employee severance costs	$7,705	$4,032	$7,205	$4,532
Other	1,982	66	1,785	263

Total	$9,687	$4,098	$8,990	$4,795

Newark Plan
During the second quarter of 2008, the Company announced a plan to close its manufacturing facility in Newark, Ohio (Newark Plan) as part of its continued focus on its strategic global manufacturing realignment. As of September 30, 2009, the Company anticipates remaining total costs related to the closure of this facility to be approximately $174. The Company anticipates the closure of this facility to be substantially complete by the end of 2009. For the nine months ended September 30, 2009, the Company incurred $1,783 in product cost of sales.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2009
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
Restructuring expenses for the Newark Plan are presented in the following table:

DNA
Total amount expected to be incurred
Employee severance costs	$1,284
Other (1)	9,798

Total expected costs	$11,082

Amount incurred during the three months ended September 30, 2009
Employee severance costs	$81
Other (1)	398

Total costs	$479

Amount incurred during the nine months ended September 30, 2009
Employee severance costs	$254
Other (1)	1,529

Total costs	$1,783

Amount incurred to date under the plan
Employee severance costs	$1,222
Other (1)	9,686

Total costs incurred to date	$10,908

(1)	Other costs include pension obligation, legal and professional fees, travel, training, asset movement and facility costs.
The restructuring accrual related to the Newark Plan is presented in the following table:

	Balance	Liabilities	Liabilities	Balance
	January 1, 2009	incurred	paid/settled	September 30, 2009

Employee severance costs	$602	$254	$714	$142
Other	6,735	1,529	1,675	6,589

Total	$7,337	$1,783	$2,389	$6,731

Lexington Plan
During the third quarter of 2009, the Company announced a plan to move Opteva product manufacturing out of Lexington, North Carolina (Lexington Plan) into other facilities. There were no cost incurred for the Lexington Plan for the nine months ended September 30, 2009. The Company anticipates total restructuring cost related to the movement of products of this facility to be approximately $2,900. Security manufacturing operations will continue in the Company’s Lexington facility.
Other Restructuring Charges
During the three and nine months ended September 30, 2009, the Company incurred other restructuring charges of $474 and $3,249, respectively. Other restructuring charges during the nine months ended September 30, 2009 included: $76 in product cost of sales; $1,782 in service cost of sales; and $1,391 in selling and administrative. Of these charges, $1,379 was incurred in the DNA segment and $1,870 was incurred in the DI segment. The majority of charges in the DI segment were employee severance costs related to the sale of certain assets and liabilities in Argentina.
Other Charges
There were no non-routine expenses in the three months ended September 30, 2009. The three months ended September 30, 2008 included non-routine expenses of $24,665, primarily from legal, audit and consultation fees related to the internal review of other accounting items, restatement of financial statements, government investigations and other advisory fees.
Non-routine expenses of $15,005 and $41,839 impacted the nine months ended September 30, 2009 and 2008, respectively. During the nine months ended September 30, 2009, the Company incurred non-routine expenses of $1,328 in legal and other consultation fees recorded in selling and administrative expense related to the government investigations and a $25,000 charge, recorded in miscellaneous net, related to an agreement in principle with the staff of the SEC to settle civil charges stemming from the staff’s

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2009
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
pending enforcement inquiry. The agreement in principle with the staff of the SEC remains subject to the final approval of the SEC, and there can be no assurance that the SEC will accept the terms of the settlement negotiated with the staff. In addition, the nine months ended September 30, 2009 selling and administrative expense was offset by $11,323 of non-routine income, including $10,616 of reimbursements from the Company’s director and officer (D&O) insurance carriers related to legal and other expenses incurred as part of the government investigations. The Company continues to pursue reimbursement of the remaining incurred legal and other expenditures with its D&O insurance carriers. Non-routine expenses for the nine months ended September 30, 2008 were primarily from legal, audit and consultation fees related to the internal review of other accounting items, restatement of financial statements, government investigations and other advisory fees. Also, during the nine months ended September 30, 2008, the Company incurred an impairment charge of $4,376 related to the write-down of intangible assets from the 2004 acquisition of TFE Technology Holdings, a maintenance provider of network and hardware service solutions to federal and state government agencies and commercial firms.
NOTE 11: FAIR VALUE OF ASSETS AND LIABILITIES
Effective January 1, 2008, the Company adopted updated guidance included in FASB ASC 820-10, Fair Value Measurements and Disclosures – Overall (ASC 820-10) for its financial assets and liabilities, as required. The updated guidance established a common definition for fair value to be applied to GAAP guidance requiring the use of fair value, established a framework for measuring fair value, and expanded disclosure requirements about such fair value measurements. The guidance did not require any new fair value measurements, but rather applied to all other accounting pronouncements that require or permit fair value measurements.
In February 2008, the FASB issued updated guidance related to fair value measurements, which is included in FASB ASC 820-10-55, Fair Value Measurements and Disclosures – Overall – Implementation Guidance and Illustrations. The updated guidance provided a one year deferral of the effective date of ASC 820-10 with respect to non-financial assets and liabilities that are measured at fair value. Effective January 1, 2009 the Company adopted ASC 820-10 with respect to non-financial assets and liabilities that are measured at fair value. The adoption of ASC 820-10 had no impact on the condensed consolidated financial statements.
Effective April 1, 2009, the Company adopted updated guidance included in ASC 820-10-65, ASC 320-10-65 and ASC 825-10. This updated guidance clarifies measuring fair-value in inactive markets, modifying the recognition and measurement of other-than-temporary impairments of debt securities, and requiring public companies to disclose the fair values of financial instruments in interim periods. The adoption of this updated guidance did not have a material impact on the Company’s condensed consolidated financial statements.
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
The Company measures its financial assets and liabilities using one or more of the following three valuation techniques:
•	Market approach — Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

•	Cost approach — Amount that would be required to replace the service capacity of an asset (replacement cost).

•	Income approach — Techniques to convert future amounts to a single present amount based upon market expectations.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2009
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
Summary of Assets and Liabilities Recorded at Fair Market Value
Assets and liabilities subject to fair value measurement are as follows:

		Fair value measurements using
		Quoted prices in
		active markets	Significant other
		for identical	observable	Unobservable
	Fair value as of	assets	inputs	inputs
	September 30, 2009	(Level 1)	(Level 2)	(Level 3)
Assets
Short-term investments:
Certificates of deposit	$182,264	$182,264	$—	$—
Foreign exchange forward contracts	2,029	—	2,029	—
Deferred compensation plan	8,530	8,530	—	—
Contingent consideration on sale of business	4,194	—	—	4,194

Total	$197,017	$190,794	$2,029	$4,194

Liabilities
Foreign exchange forward contracts	$1,329	$—	$1,329	$—
Net investment hedges	698	—	698	—
Interest rate swaps	4,137	—	4,137	—

Total	$6,164	$—	$6,164	$—

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
Net Investment Hedges The Company has international subsidiaries with assets in excess of liabilities that generate cumulative translation adjustment within other comprehensive income. The Company uses derivatives to manage potential adverse changes in value of its net investments in Brazil. The net investment hedges are valued using the market approach based on observable market transactions of forward rates.
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

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2009
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
Contingent Consideration on Sale of Business The Company’s September 2009 sale of the U.S. elections systems business included contingent consideration related to 70 percent of any cash collected over a five-year period on the accounts receivable balance of the sold business as of August 31, 2009. The fair value of the contingent consideration was determined based on recent collections on the accounts receivable as well as the probability of future anticipated collections (Level 3 inputs) and was recorded at the net present value of the future anticipated cash flows. The following table summarizes the changes in fair value of the Company’s level 3 assets:

Balance, August 31, 2009	$—
Contingent consideration on sale of business	7,147
Cash collections	(2,953)

Balance, September 30, 2009	$4,194

Summary of Assets and Liabilities Recorded at Carrying Value
The fair value of the Company’s cash and cash equivalents, trade receivables and accounts payable, approximates the carrying value due to the relative short maturity of these instruments.
The fair value and carrying value of the Company’s debt instruments as of September 30, 2009 are summarized as follows:

	September 30, 2009
	Fair value	Carrying value

Industrial development revenue bonds due 2017	$11,900	$11,900
Notes payable – current	14,084	14,084
Notes payable – long term	555,236	567,374

Total debt instruments	$581,220	$593,358

The fair value of the Company’s industrial development revenue bonds are measured using unadjusted quoted prices in active markets for identical assets and are categorized as Level 1 fair values. The fair value of the Company’s current and long-term credit facility debt instruments approximates the carrying value due to the relative short maturity of the revolving borrowings under these instruments. The fair values of the Company’s long term senior note debt instruments was estimated using market observable inputs for the Company’s comparable peers with public debt, including quoted prices in active markets, market indices and interest rate measurements. Within the hierarchy of fair value measurements, these are Level 2 fair values.
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
The DNA segment sells and services financial and retail systems in the United States and Canada. The DI segment sells and services financial and retail systems over the remainder of the globe. The ES & Other segment includes the operating results of the voting and lottery related business in Brazil. Each of the sales channels buys the goods it sells from the Company’s manufacturing plants or through external suppliers. Intercompany sales between legal entities are eliminated in consolidation and intersegment revenue is not significant. Each year, intercompany pricing is agreed upon which drives sales channel operating profit contribution. Certain information not routinely used in the management of these segments, information not allocated back to the segments or information that is impractical to report is not shown. Items not allocated are as follows: interest income, interest expense, noncontrolling interests, discontinued operations, income tax expense or benefit and other non-current assets.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2009
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
The following table presents the Company’s revenue by reportable segment for the three and nine months ended September 30, 2009 and 2008, respectively.

	DNA	DI	ES & Other	Total
For the three months ended September 30, 2009
Customer revenue	$325,363	$318,347	$1,512	$645,222
Operating profit	16,232	14,467	471	31,170
Capital expenditures	3,355	2,797	125	6,277
Depreciation	5,963	4,605	420	10,988

For the three months ended September 30, 2008
Customer revenue	$386,989	$422,764	$59,336	$869,089
Operating profit	20,354	30,253	15,459	66,066
Capital expenditures	2,208	10,379	272	12,859
Depreciation	9,343	5,717	727	15,787

As of and for the nine months ended September 30, 2009
Customer revenue	$1,043,500	$945,878	$3,991	$1,993,369
Operating profit	58,422	62,548	1,284	122,254
Capital expenditures	18,184	9,668	562	28,414
Depreciation	17,678	15,425	1,631	34,734
Property, plant and equipment, at cost	439,004	166,232	—	605,236
Total assets	1,139,171	1,384,890	—	2,524,061

As of and for the nine months ended September 30, 2008
Customer revenue	$1,134,603	$1,090,620	$65,468	$2,290,691
Operating profit	68,340	50,455	14,425	133,220
Capital expenditures	12,646	19,558	433	32,637
Depreciation	21,123	18,175	2,414	41,712
Property, plant and equipment, at cost	423,362	147,555	13,093	584,010
Total assets	1,197,509	1,441,883	112,635	2,752,027
The following table presents the Company’s revenue by geographic region for the three and nine months ended September 30, 2009 and 2008, respectively.

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
The Americas	$475,517	$625,546	$1,481,257	$1,636,088
Asia Pacific	98,142	123,442	280,762	316,923
Europe, Middle East and Africa	71,563	120,101	231,350	337,680

Revenue from customers	$645,222	$869,089	$1,993,369	$2,290,691

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2009
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
The following table presents the Company’s revenue by product and service solution for the three and nine months ended September 30, 2009 and 2008, respectively.

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Financial self-service:
Products	$216,520	$324,414	$722,020	$812,732
Services	268,816	290,189	798,275	844,733

Total financial self-service	485,336	614,603	1,520,295	1,657,465
Security:
Products	61,173	78,755	177,002	227,890
Services	97,201	116,395	292,081	339,868

Total security	158,374	195,150	469,083	567,758

Total financial self-service & security	643,710	809,753	1,989,378	2,225,223
Brazil election systems:
Products	—	58,291	—	60,916
Services	—	289	—	505

Total Brazil election systems	—	58,580	—	61,421
Brazil lottery systems	1,512	756	3,991	4,047

Revenue from customers	$645,222	$869,089	$1,993,369	$2,290,691

NOTE 13: DISCONTINUED OPERATIONS
During the third quarter of 2009, the Company sold its U.S. election systems business, primarily consisting of its subsidiary Premier Election Solutions, Inc., for $12,147. Consideration received included $5,000 of cash and contingent consideration with a fair value of $7,147, which represents 70 percent of any cash collected over a five-year period on the accounts receivable balance of the sold business as of August 31, 2009. The resulting pre-tax loss on the sale of $50,750 includes $1,862 of other transaction costs and $56,566 of net assets of the business sold. The following table represents the major classes of assets and liabilities of the U.S. election systems business:

	August 31, 2009	December 31, 2008

Inventories	$44,090	$45,916
Trade receivables, net	15,365	24,279
Property, plant and equipment, net	5,976	7,546
Other, net	(8,865)	(11,369)

Total net assets	$56,566	$66,372

The sale agreement contained indemnification clauses pursuant to which the Company agreed to indemnify the purchaser for any and all adverse consequences relating to certain existing liabilities. The carrying value of these retained liabilities was $4,469 as of September 30, 2009. In addition, the sale agreement contained shared liability clauses pursuant to which the Company agreed to indemnify the purchaser for 70 percent of any adverse consequences to the purchaser arising out of certain defined potential litigation or obligations. As of September 30, 2009, there were no adverse consequences related to these shared liability indemnifications and the Company has not recorded any corresponding liability. The Company’s maximum exposure under the shared liability indemnifications is $8,000.
A few challenges to the sale of the Company’s U.S. elections business have arisen, including a third-party lawsuit against the Company and the purchaser of the U.S. elections business alleging antirust violations, and a request for documents and information from the U.S. Department of Justice, Antitrust Division, and the State of Florida. The Company cannot predict the impact, if any, such challenges will have on the sale or the Company’s results of operations.
During the fourth quarter of 2008, the Company decided to discontinue its enterprise security operations in the Europe, Middle East & Africa region. The Company does not anticipate incurring additional material charges associated with this closure.
Summarized financial information for discontinued operations is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Total revenue	$5,194	$21,200	$23,018	$68,795

Loss from discontinued operations	(2,633)	(862)	(14,781)	(2,386)
Loss on sale of discontinued operations	(50,750)	—	(50,750)	—
Income tax benefit (expense)	21,742	(236)	25,251	(467)

Loss from discontinued operations, net of tax	$(31,641)	$(1,098)	$(40,280)	$(2,853)

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2009
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
NOTE 14: SUBSEQUENT EVENTS
The Company assessed events occurring subsequent to September 30, 2009 through November 6, 2009 for potential recognition and disclosure in the condensed consolidated financial statements. In October 2009, the Company entered into a three-year credit facility agreement that replaces the existing revolving credit facility. The new credit agreement provides for a U.S. revolving credit facility in a maximum aggregate principal amount outstanding at any one time of $400,000 and €75,000. The credit agreement contains an accordian feature allowing those maximums to be increased by up to $200,000 and €37,500, respectively. Up to $30,000 of the revolving credit facility and the euro equivalent of €15,000 is available under a swing line subfacility. There were no events, except for the credit agreement noted above, that have occurred that would require adjustment to or disclosure in the condensed consolidated financial statements, which were issued on November 6, 2009.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2009
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
During the past three years, the Company’s management continued to execute against its strategic roadmap developed in 2006 to strengthen operations and build a strong foundation for future success in its two core lines of business: financial self-service and security solutions. This roadmap was built around five key priorities: increase customer loyalty; improve quality; strengthen the supply chain; enhance communications and teamwork; and rebuild profitability. Looking to the remainder of 2009, the Company continues to face a challenging market environment and is taking the appropriate steps necessary to be successful and position itself for future growth. The Company continues to significantly reduce operating expenses on a dollar basis while maintaining its investment in future product and service solutions. The Company believes this strategy will help strengthen the Company’s competitive position when its core markets return to growth. Also, the Company will continue to focus on remediation of its remaining internal control material weaknesses related to controls over financial reporting and is on target to complete its remediation plan by the end of 2009. Total costs incurred for remediation efforts were approximately $1,000 and $3,200 in the three and nine months ended September 30, 2009. Management estimates the total cost for remediation efforts in 2009 to be approximately $4,100, which includes $3,400 of consultation fees and $700 of internal costs, including software purchases.
For the third quarter of 2009, income from continuing operations attributable to Diebold, Incorporated, net of tax, was $24,486 or $0.37 per share, both down 49 percent from the third quarter of 2008. Total revenue during the quarter was $645,222, down 26 percent from the third quarter of 2008.
Income from continuing operations attributable to Diebold, Incorporated, net of tax, for the nine months ended September 30, 2009 was $65,203 or $0.98 per share, both down 28 percent from the same period of 2008. Total revenue during the nine months ended September 30, 2009 was $1,993,369, down 13 percent from the same period of 2008.
Vision and strategy
The Company’s vision is, “To be recognized as the essential partner in creating and implementing ideas that optimize convenience, efficiency and security.” This vision is the guiding principle behind the Company’s transformation to becoming a more services-oriented Company. Today, service comprises more than 50 percent of the Company’s revenue, and the Company expects that this percentage will grow over time as the Company’s integrated services business continues to gain traction in the marketplace. For example, financial institutions are eager to reduce costs and optimize management and productivity of their ATM channels — and they are increasingly exploring outsourced solutions. The Company remains uniquely positioned to provide the infrastructure necessary to manage all aspects of an ATM network — hardware, software, maintenance, transaction processing, patch management and cash management — through its integrated product and services offerings. As evidence of the Company’s success in delivering world-class services for financial institutions’ non-core operations, the Company was listed among the International Association of Outsourcing Professionals™ 10 best outsourcing providers within the service industry in the 2009 Global Outsourcing 100 ™ rankings. In addition to being among the 10 best leaders of outsourcing providers within the service industry, the Company improved its overall position from the 2008 rankings in its third consecutive year on the list.
Another area of focus within the financial self-service business is broadening the Company’s deposit automation solutions set, including check imaging, envelope-free currency acceptance, teller automation, and payment and document imaging solutions. The Company’s ImageWay® check-imaging solution fulfills an industry-wide demand for cutting-edge technologies that enhance efficiencies. In 2008, the Company solidified its competitive position in deposit automation technology with an increase in shipments of deposit automation solutions by more than 50 percent from 2007 and expanded its solutions set with the launch of a bulk-check deposit capability. Diebold has shipped more than 25,000 deposit automation modules to date in the United States. In addition, this

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2009
(Dollars in thousands, except per share amounts)
summer the Company launched its latest innovation in its family of deposit automation solutions with the newly developed Enhanced Note Acceptor (ENA), a cash accepting device for ATMs. The ENA enables the deposit of up to 50 mixed-denomination notes in an easy, envelope-free transaction that authenticates and validates deposits, quickly and accurately. These types of development investments remain critical even as the Company streamlines its business and aggressively reduces its cost structure.
Within the security business, the Company is diversifying by expanding and enhancing offerings in its financial, government, commercial and retail markets. Critical areas of focus include expanding solutions within the financial market beyond traditional branch equipment and growing integrated/outsourcing services. For example, the Company recently announced an outsourcing agreement with Delta Community Credit Union, headquartered in Atlanta, Georgia, making the Company the single-source provider for access control, credential management and monitoring solutions at the credit union. An outsourced security model provides financial institutions with end-to-end solutions, while reducing costs, improving efficiencies and trimming administrative requirements. Additional growth strategies include broadening the Company’s solutions portfolio in fire, energy management, remote video surveillance, logical security and integrated enterprise systems as well as expanding the distribution model such as with the Diebold Advanced Dealer Program. The Diebold Advanced Dealer Program was created to engage new distribution channels and will enable leading, pre-certified security dealers to leverage the Company’s advanced monitoring services. The program will expand the Company’s North American delivery network at local and regional levels, while enabling select dealers to provide new services to their customers. Authorized dealers can leverage the Company’s sophisticated monitoring solutions, including Site Sentry(R) Remote Video Monitoring, Site Sentry(R) Remote Video Storage, managed access control and energy management. These solutions will enable end users to enhance security, reduce workforce demands, increase efficiencies and deliver enterprise-wide return on investment.
During the third quarter of 2009, the Company sold its U.S. election systems business, primarily consisting of its subsidiary Premier Election Solutions, Inc. for $12,147. Consideration received included $5,000 of cash and contingent consideration with a fair value of $7,147, which represents 70 percent of any cash collected over a five-year period on the accounts receivable balance of the sold business as of August 31, 2009. The resulting pre-tax loss on the sale of $50,750 includes $56,566 of net assets of the business, primarily inventory, and $1,862 of other transactional costs. A few challenges to the sale of the Company’s U.S. elections business have arisen, including a third-party lawsuit against the Company and the purchaser of the U.S. election systems business alleging antitrust violations, and a request for documents and information from the U.S. Department of Justice, Antitrust Division, and the State of Florida. The Company cannot predict the impact, if any, such challenges will have on the sale or the Company’s results of operations.
Results of operations of this election systems business is included in loss from discontinued operations, net of tax, in the Company’s condensed consolidated statements of operations. As previously disclosed, the Company closed its enterprise security operations in the Europe, Middle East and Africa (EMEA) region during the fourth quarter of 2008. Results of operations of this enterprise security business is also included in loss from discontinued operations, net of tax, in the Company’s condensed consolidated statements of operations. Total loss from discontinued operations, net of tax, for the three months ended September 30, 2009 and 2008 was $203 and $1,098, respectively. Total loss from discontinued operations, net of tax, for the nine months ended September 30, 2009 and 2008 was $8,842 and $2,853, respectively.
The focus for the remainder of 2009 will be to continue to enhance and diversify the Company’s offerings, realize synergies where sensible and make prudent decisions — taking swift action wherever necessary to capture profitable growth opportunities. The Company will focus on what it can control — providing customers with the most innovative and highest quality solutions and services, while maintaining an efficient cost structure.
Cost savings initiatives
In 2006, the Company launched the SmartBusiness (SB) 100 initiative to deliver $100,000 in cost savings by the end of 2008. This key milestone was achieved in November 2008 with significant progress made in areas such as rationalization of product development, streamlining procurement, realigning the Company’s manufacturing footprint and improving logistics.
In September 2008, the Company announced a new goal to achieve an additional $100,000 in cost savings called SB 200 with a goal of eliminating $70,000 by the middle of 2010 and the remainder to be eliminated by the end of 2011. In 2009, in the face of this challenging environment, the Company is accelerating its cost-reduction initiatives and is on track with the goal to eliminate $35,000 by the end of 2009.
The Company is committed to making the strategic decisions that not only streamline operations, but also enhance its ability to serve its customers. The Company remains confident in the ability to continue to execute on cost-reduction initiatives, delivering solutions that help improve customers’ businesses and creating shareholder value. The Company has worked hard to redistribute and reduce its

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2009
(Dollars in thousands, except per share amounts)
manufacturing capacity to be more aligned with current demand. Most recently, the Company announced that it is ending all remaining Opteva ATM manufacturing in its Lexington, North Carolina facility. This will drive more volume and improved utilization through the Company’s Budapest and Shanghai facilities. These efforts, as well as continued competitive advantage on services, have positioned the Company to not have to compromise its pricing philosophy for the sake of increased volume.
Restructuring and Other Charges
During the three and nine months ended September 30, 2009, the Company incurred restructuring charges of $1,772 or $0.02 per share and $10,228 or $0.11 per share, respectively. The majority of these charges were related to severance and other costs from the 2008 announced reduction in the Company’s global workforce, field office and warehousing facilities.
There were no non-routine expenses in the three months ended September 30, 2009. The three months ended September 30, 2008 included non-routine expenses of $24,665, primarily from legal, audit and consultation fees related to the internal review of other accounting items, restatement of financial statements, government investigations and other advisory fees.
Non-routine expenses of $15,005 and $41,839 impacted the nine months ended September 30, 2009 and 2008, respectively. During the nine months ended September 30, 2009, the Company incurred non-routine expenses of $1,328 in legal and other consultation fees recorded in selling and administrative expense related to the government investigations and a $25,000 charge, recorded in miscellaneous net, related to an agreement in principle with the staff of the U.S. Securities and Exchange Commission (SEC) to settle civil charges stemming from the staff’s pending enforcement inquiry. The agreement in principle with the staff of the SEC remains subject to the final approval of the SEC, and there can be no assurance that the SEC will accept the terms of the settlement negotiated with the staff. In addition, the nine months ended September 30, 2009 selling and administrative expense was offset by $11,323 of non-routine income, including $10,616 of reimbursements from the Company’s director and officer (D&O) insurance carriers related to legal and other expenses incurred as part of the government investigations. The Company continues to pursue reimbursement of the remaining incurred legal and other expenditures with its D&O insurance carriers. Non-routine expenses for the nine months ended September 30, 2008 were primarily from legal, audit and consultation fees related to the internal review of other accounting items, restatement of financial statements, government investigations and other advisory fees. Also, during the nine months ended September 30, 2008, the Company incurred an impairment charge of $4,376 related to the write-down of intangible assets from the 2004 acquisition of TFE Technology Holdings, a maintenance provider of network and hardware service solutions to federal and state government agencies and commercial firms.
The following discussion of the Company’s financial condition and results of operations provide information that will assist in understanding the financial statements and the changes in certain key items in those financial statements.
The business drivers of the Company’s future performance include, but are not limited to:
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

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2009
(Dollars in thousands, except per share amounts)
RESULTS OF OPERATIONS
The following table summarizes the results of our operations for the three and nine months ended September 30, 2009 and 2008:

		Three months ended				Nine months ended
		September 30,				September 30,
	2009		2008		2009		2008
		% of		% of		% of		% of
	Dollars	Net sales	Dollars	Net sales	Dollars	Net sales	Dollars	Net sales
Net sales	$645,222	100.0	$869,089	100.0	$1,993,369	100.0	$2,290,691	100.0
Gross profit	152,209	23.6	227,942	26.2	473,446	23.8	581,237	25.4
Operating expenses	121,039	18.8	161,876	18.6	351,192	17.6	448,017	19.6
Operating profit	31,170	4.8	66,066	7.6	122,254	6.1	133,220	5.8
Income from continuing operations	25,237	3.9	49,962	5.7	69,347	3.5	95,742	4.2
Loss from discontinued operations, net of tax	(31,641)	(4.9)	(1,098)	(0.1)	(40,280)	(2.0)	(2,853)	(0.1)
Net income attributable to noncontrolling interests	(751)	(0.1)	(2,348)	(0.3)	(4,144)	(0.2)	(5,364)	(0.2)
Net (loss) income attributable to Diebold, Incorporated	(7,155)	(1.1)	46,516	5.4	24,923	1.3	87,525	3.8
Diluted earnings per share:
Net income from continuing operations	$0.37		$0.72		$0.98		$1.36
Loss from discontinued operations	(0.48)		(0.02)		(0.61)		(0.04)

Net (loss) income attributable to Diebold, Incorporated	$(0.11)		$0.70		$0.37		$1.32

Third Quarter 2009 Comparisons with Third Quarter 2008
Net Sales
The following table represents information regarding our net sales for the three months ended September 30, 2009 and 2008:

	Three months ended
	September 30,
	2009	2008	$ Change	% Change
Net sales	$645,222	$869,089	$(223,867)	(25.8)
Financial self-service revenue in the third quarter of 2009 decreased by $129,267 or 21.0 percent compared to the same period of 2008. The decrease in financial self-service revenue included a net negative currency impact of $18,709, of which approximately 65.7 percent related to the Brazilian real. Revenue was down from prior year in all geographic areas. The Americas were down $65,425 or 16.9 percent due to spend reductions in the regional bank segment as well as unfavorable currency impact. EMEA decreased $48,036 or 40.3 percent driven predominantly by decreased sales in Russia from the comparable period in 2008 as poor economic conditions persist and there is no current expectation for recovery in 2009. Asia Pacific decreased $15,806 or 14.6 percent due to strong performance in China during the third quarter of 2008.
Security solutions revenue decreased by $36,776 or 18.8 percent from the third quarter of 2008. The Americas were down $26,780 or 15.0 percent due to weakness in the North American banking segment, which accounted for 48.9 percent of the decrease. Market weakness in the commercial and government segments also contributed to the overall decrease in security solutions revenue. Asia Pacific decreased $9,494 or 61.8 percent from the same period of 2008 due to projects in Australia in the third quarter of 2008 that did not recur in 2009.
There was no election systems revenue in the third quarter of 2009 as compared to $58,580 of Brazilian-based revenue in the same quarter of 2008 because the business has historically been cyclical, recurring every other year. The Brazilian lottery systems revenue increased $756 in the third quarter of 2009 compared to the same period of 2008.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2009
(Dollars in thousands, except per share amounts)
Gross Profit
The following table represents information regarding our gross profit for the three months ended September 30, 2009 and 2008:

	Three months ended
	September 30,		$ Change/
	2009	2008	% Point Change	% Change
Gross profit	$152,209	$227,942	$(75,733)	(33.2)
Gross profit margin	23.6	26.2	(2.6)
Product gross margin was 21.4 percent in the third quarter of 2009 compared to 27.9 percent in the same period of 2008. Benefits realized from cost savings initiatives in the third quarter of 2009 were more than offset by unfavorable sales mix within North America. Unfavorable sales mix within North America was driven by a significant reduction in U.S. regional bank revenue with a smaller deterioration in U.S. national bank revenue. Product gross margin was also adversely affected by the loss of distributor business in the EMEA region and no Brazilian-based election sales in 2009. Gross profit margin on Brazil-based election sales in 2008 was favorable, contributing to the quarter over quarter decline. Product gross margin was unfavorably impacted by $702 of restructuring charges in the third quarter of 2009 and $8,434 in the same period of 2008.
Service gross margin was 25.3 percent in the third quarter of 2009 compared to 24.4 percent in the same period of 2008. The year-over-year improvement in service margin was driven by lower fuel prices, continued productivity gains, and lower restructuring charges, partially offset by higher scrap expense in North America. Restructuring charges affecting service gross margin were $535 for the third quarter of 2009 as compared to $2,265 in the same period of 2008.
Operating Expenses
The following table represents information regarding our operating expenses for the three months ended September 30, 2009 and 2008:

	Three months ended
	September 30,		$ Change/
	2009	2008	% Point Change	% Change
Selling and administrative expense	$103,624	$142,846	$(39,222)	(27.5)
Research, development and engineering expense	17,415	19,030	(1,615)	(8.5)

Total operating expenses	$121,039	$161,876	$(40,837)	(25.2)

Percentage of net sales	18.8	18.6	0.2
Selling and administrative expense was lower in the third quarter of 2009 due to lower commissions on decreased sales volume, lower non-routine expenses, lower restructuring charges, continued focus on cost reduction initiatives, and strengthening of the U.S. dollar. The third quarter of 2008 included non-routine expenses of $24,665 compared to $0 in the same period of 2009. These non-routine expenses consisted of legal, audit and consultation fees primarily related to the internal review of other accounting items, restatement of financial statements and the ongoing government investigations as well as other advisory fees. Restructuring charges of $410 were included in the third quarter of 2009 compared to $2,059 of restructuring charges in the same period of 2008.
Research, development and engineering expense decreased $1,615 due to lower restructuring charges, but increased as a percent of net sales due to lower sales volume in 2009. Research, development and engineering expense as a percent of net sales was 2.7 percent in the third quarter of 2009 compared to 2.2 percent in the same period of 2008.
Total operating expense as a percentage of revenue for the third quarter of 2009 was 18.8 percent, an increase of 0.2 percentage points from the comparable period of 2008. Operating expense as a percentage of revenue was higher due to significant decreases in revenue, partially offset by ongoing cost-reduction efforts.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2009
(Dollars in thousands, except per share amounts)
Operating Profit
The following table represents information regarding our operating profit for the three months ended September 30, 2009 and 2008:

	Three months ended
	September 30,		$ Change/
	2009	2008	% Point Change	% Change
Operating profit	$31,170	$66,066	$(34,896)	(52.8)
Operating profit margin	4.8	7.6	(2.8)
The decrease in operating profit resulted from lower gross profit related to the decline in sales volume, as well as unfavorable customer sales mix within North America and Brazilian-based election sales in 2009. The decline in gross profit was partially offset by lower operating expenses in the third quarter of 2009 resulting from lower non-routine expenses, lower restructuring charges, and strengthening of the U.S. dollar.
Other Income (Expense)
The following table represents information regarding our other income (expense) for the three months ended September 30, 2009 and 2008:

	Three months ended
	September 30,		$ Change/
	2009	2008	% Point Change	% Change
Investment income	$8,344	$6,577	$1,767	26.9
Interest expense	(8,223)	(11,272)	3,049	(27.0)
Miscellaneous, net	(1,969)	(1,206)	(763)	63.3

Other income (expense)	$(1,848)	$(5,901)	$4,053	(68.7)

Percentage of net sales	(0.3)	(0.7)	0.4
The change in interest expense was due to lower interest rates and lower borrowing levels in the third quarter of 2009. Investment income benefited from a gain on investments related to deferred compensation. The change in miscellaneous expense resulted from $590 of higher foreign exchange losses, net in the third quarter of 2009 compared to the same period of 2008.
Income from Continuing Operations
The following table represents information regarding our income from continuing operations for the three months ended September 30, 2009 and 2008:

	Three months ended
	September 30,		$ Change/
	2009	2008	% Point Change	% Change
Income from continuing operations	$25,237	$49,962	$(24,725)	(49.5)
Percent of net sales	3.9	5.7	(1.8)
Effective tax rate	13.9	17.0	(3.1)
The decrease in net income from continuing operations was related to lower gross profit offset by lower operating expenses and favorable other income (expense). The effective tax rate on continuing operations for the three months ended September 30, 2009 was 13.9 percent compared to 17.0 percent for the same period in 2008. The rate for the three months ended September 30, 2009 decreased by 3.1 percentage points over the same period of 2008 due to a higher percentage of income being generated in regions with lower statutory tax rates offset by a China technology rate reduction credit recorded in the third quarter of 2008 that did not recur in 2009.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2009
(Dollars in thousands, except per share amounts)
Loss from Discontinued Operations
The following table represents information regarding our loss from discontinued operations for the three months ended September 30, 2009 and 2008:

	Three months ended
	September 30,		$ Change/
	2009	2008	% Point Change	% Change
Loss from discontinued operations, net of tax	$(31,641)	$(1,098)	$(30,543)	N/M
Percent of net sales	(4.9)	(0.1)	(4.8)
The sale of the U.S.-based elections systems business resulted in a loss, net of tax, of $31,438 in the third quarter of 2009.
Net Income attributable to Diebold, Incorporated
The following table represents information regarding our net income for the three months ended September 30, 2009 and 2008:

	Three months ended
	September 30,		$ Change/
	2009	2008	% Point Change	% Change
Net (loss) income attributable to Diebold, Incorporated	$(7,155)	$46,516	$(53,671)	N/M
Percent of net sales	(1.1)	5.4	(6.5)
Based on the results from continuing and discontinued operations previously discussed, the Company reported net loss of $7,155 for the third quarter 2009 compared to net income of $46,516 in the same period of 2008.
Segment Analysis and Operating Profit Summary
Diebold North America (DNA) net sales of $325,363 for the third quarter of 2009 decreased $61,626 or 15.9 percent from the third quarter of 2008 net sales of $386,989. The decrease in DNA net sales was due to lower product volume, which also led to lower service revenue for installations, while the U.S. maintenance service business was flat. Diebold International (DI) net sales of $318,347 for the third quarter of 2009 decreased by $104,417 or 24.7 percent compared to the third quarter of 2008 net sales of $422,764. The decrease in DI net sales was due to lower volume in all geographic regions as well as a net negative currency impact of $18,548. Election Systems (ES) & Other net sales of $1,512 for the third quarter of 2009 decreased $57,824 or 97.5 percent from the third quarter of 2008 net sales of $59,336. There was no election systems revenue in the third quarter of 2009 as compared to $58,580 of Brazilian-based election systems revenue in the third quarter of 2008, which was offset by a $756 increase in Brazilian lottery revenue.
DNA operating profit for the third quarter of 2009 decreased by $4,122 or 20.3 percent compared to the third quarter of 2008. The operating profit decrease occurred due to unfavorable mix related to a significant reduction in U.S. regional bank revenue with a smaller deterioration in U.S. national bank revenue. This gross profit decrease was partially offset by lower non-routine expenses and ongoing cost reduction efforts. DI operating profit for the third quarter of 2009 decreased by $15,786 or 52.2 percent as a result of lower revenue and profitability, moving from $30,253 in the third quarter of 2008 to $14,467 in the third quarter of 2009. ES & Other operating profit decreased by $14,988, moving from $15,459 in the third quarter of 2008 to $471 in the third quarter of 2009. The decrease resulted from no Brazilian-based election systems revenue in 2009.
Refer to Note 12 to the condensed consolidated financial statements for further details of segment revenue and operating profit.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2009
(Dollars in thousands, except per share amounts)
Nine Months Ended September 30, 2009 Comparisons with Nine Months Ended September 30, 2008
Net Sales
The following table represents information regarding our net sales for the nine months ended September 30, 2009 and 2008:

	Nine months ended
	September 30,
	2009	2008	$ Change	% Change
Net sales	$1,993,369	$2,290,691	$(297,322)	(13.0)
Financial self-service revenue in the nine months ended September 30, 2009 decreased by $137,170 or 8.3 percent over the same period of 2008. The decrease in financial self-service revenue included a net negative currency impact of $95,071, of which approximately 53.8 percent and 30.4 percent related to the Brazilian real and euro, respectively. Revenue was down from prior year in all geographic areas. The Americas were down $15,335 or 1.5 percent, including unfavorable currency impact of $55,398, which was partially offset by strong growth in Brazil. EMEA decreased $105,408 or 31.4 percent, driven by decreased sales in Russia as poor economic conditions persist with no current expectation for recovery in 2009. Asia Pacific decreased $16,427 or 5.8 percent due to strong performance in China during the first nine months of 2008 related to the 2008 Summer Olympics.
Security solutions revenue decreased by $98,675 or 17.4 percent from the nine months ended September 30, 2008. The decrease in security solutions revenue included a net negative currency impact of $5,879, primarily in Australia. The Americas were down $78,019 or 14.7 percent due to weakness in the North American banking segment, which accounted for 61.2 percent of the decrease. Asia Pacific was down $19,734 or 56.4 percent due to projects in Australia in the first nine months of 2008 that did not recur in 2009 in addition to the net negative currency impact.
There was no election systems revenue in the first nine months of 2009 compared to $61,421 of Brazilian-based revenue in the same period of 2008 because this business has historically been cyclical, recurring every other year. The Brazilian lottery systems revenue of $3,991 was down $56 from the first nine months of 2008.
Gross Profit
The following table represents information regarding our gross profit for the nine months ended September 30, 2009 and 2008:

	Nine months ended
	September 30,		$ Change/
	2009	2008	% Point Change	% Change
Gross profit	$473,446	$581,237	$(107,791)	(18.5)
Gross profit margin	23.8	25.4	(1.6)
Product gross margin was 23.7 percent in the first nine months of 2009 compared to 27.9 percent in the same period of 2008. Benefits realized from cost savings initiatives in the nine months ended September 30, 2009 were more than offset by unfavorable sales mix within North America, lower volume in EMEA, unfavorable comparison brought on by the Brazilian election business and lower absorption. Within North America, the unfavorable mix was driven by a significant reduction in U.S. regional bank revenue and higher U.S. national bank revenue. Product gross margin included $3,104 of restructuring charges in the first nine months of 2009 compared to $13,209 in the same period of 2008.
Service gross margin was 23.8 percent in the first nine months of 2009 compared to 23.0 percent in the same period of 2008 due to lower fuel costs as well as productivity and benefits realized from cost saving initiatives. Restructuring charges of $3,936 were affecting service gross margin for the first nine months of 2009 as compared to $6,995 in the same period of 2008.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2009
(Dollars in thousands, except per share amounts)
Operating Expenses
The following table represents information regarding our operating expenses for the nine months ended September 30, 2009 and 2008:

	Nine months ended
	September 30,
	2009	2008	$ Change	% Change
Selling and administrative expense	$300,989	$390,113	$(89,124)	(22.8)
Research, development and engineering expense	50,203	53,528	(3,325)	(6.2)
Impairment of assets	—	4,376	(4,376)	(100.0)

Total operating expenses	$351,192	$448,017	$(96,825)	(21.6)

	17.6	19.6	(2.0)
Selling and administrative expense was lower in the first nine months of 2009 due to lower commissions on decreased sales volume, lower non-routine expenses, lower restructuring charges, continued focus on cost reduction initiatives, and strengthening of the U.S. dollar. The first nine months of 2008 included non-routine expenses of $41,839 compared to a net non-routine income of $9,995 for the same period of 2009. Non-routine expenses in 2008 consisted of legal, audit and consultation fees primarily related to the internal review of other accounting items, restatement of financial statements and the ongoing government investigations as well as other advisory fees. Net non-routine income in 2009 included $10,616 of reimbursements from the Company’s D&O insurance carriers related to legal and other expenses incurred as part of the government investigations. Restructuring charges of $3,086 were included in the nine months ended 2009 compared to $6,469 in the same period of 2008.
Research, development and engineering expense decreased $3,325 due to lower restructuring charges, but increased as a percent of net sales due to lower sales volume in 2009. Research, development and engineering expense as a percent of net sales was 2.5 percent in the third quarter of 2009 compared to 2.3 percent in the same period of 2008.
Operating Profit
The following table represents information regarding our operating profit for the nine months ended September 30, 2009 and 2008:

	Nine months ended
	September 30,		$ Change/
	2009	2008	% Point Change	% Change
Operating profit	$122,254	$133,220	$(10,966)	(8.2)
Operating profit margin	6.1	5.8	0.3
The decrease in operating profit in the first nine months of 2009 was due to unfavorable customer product sales mix within North America, no Brazilian-based election sales in 2009, unfavorable mix of revenue by product type and lower absorption. This was offset by lower operating expenses due to lower non-routine expenses, strengthening of the U.S. dollar, a $10,616 reimbursement from the Company’s D&O insurance carriers related to legal and other expenses incurred as part of the government investigations, and the Company’s ongoing cost reduction efforts.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2009
(Dollars in thousands, except per share amounts)
Other Income (Expense)
The following table represents information regarding our other income (expense) for the nine months ended September 30, 2009 and 2008:

	Nine months ended
	September 30,		$ Change/
	2009	2008	% Point Change	% Change
Investment income	$21,171	$19,541	$1,630	8.3
Interest expense	(25,968)	(32,459)	6,491	(20.0)
Miscellaneous, net	(27,153)	1,371	(28,524)	N/M

Other income (expense)	$(31,950)	$(11,547)	$(20,403)	N/M

Percentage of net sales	(1.6)	(0.5)	(1.1)
Interest expense decreased due to lower interest rates and lower borrowing levels. The change in miscellaneous income (expense) was due to a charge of $25,000 in the first quarter of 2009 as the Company reached an agreement in principle with the staff of the SEC to settle the civil charges stemming from the staff’s pending enforcement inquiry.
Income from Continuing Operations
The following table represents information regarding our income from continuing operations for the nine months ended September 30, 2009 and 2008:

	Nine months ended
	September 30,		$ Change/
	2009	2008	% Point Change	% Change
Income from continuing operations	$69,347	$95,742	$(26,395)	(27.6)
Percent of net sales	3.5	4.2	(0.7)
Effective tax rate	23.2	21.3	1.9
The decrease in net income from continuing operations was related to unfavorable other income (expense) and lower gross profit, partially offset by lower operating expenses. The effective tax rate on continuing operations for the nine months ended September 30, 2009 was 23.2 percent compared to 21.3 percent for the same period in 2008. The rate for the nine months ended September 30, 2009 increased by 1.9 percentage points over the same period in 2008 due to a a China technology rate reduction credit was recorded for the nine months ended September 30, 2008 that did not recur in 2009. In addition, the effective tax rate for the nine months ended September 30, 2009 was negatively impacted by the $25,000 non-deductible charge related to an agreement in principle with the SEC.
Loss from Discontinued Operations
The following table represents information regarding our loss from discontinued operations for the nine months ended September 30, 2009 and 2008:

	Nine months ended
	September 30,		$ Change/
	2009	2008	% Point Change	% Change
Loss from discontinued operations, net of tax	$(40,280)	$(2,853)	$(37,427)	N/M
Percent of net sales	(2.0)	(0.1)	(1.9)
The sale of the U.S.-based elections systems business resulted in a loss, net of tax, of $31,438 in the first nine months of 2009.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2009
(Dollars in thousands, except per share amounts)
Net Income attributable to Diebold, Incorporated
The following table represents information regarding our net income for the nine months ended September 30, 2009 and 2008:

	Nine months ended
	September 30,		$ Change/
	2009	2008	% Point Change	% Change
Net income attributable to Diebold, Incorporated	$24,923	$87,525	$(62,602)	(71.5)
Percent of net sales	1.3	3.8	(2.5)
Based on the results from continuing and discontinued operations previously discussed, the Company reported net income of $24,923 and $87,525 for the nine months ended September 30, 2009 and 2008, respectively.
Segment Analysis and Operating Profit Summary
DNA net sales of $1,043,500 for the first nine months of 2009 decreased $91,103 or 8.0 percent from the comparable period of 2008 net sales of $1,134,603. The decrease in DNA net sales was due to lower product volume, which led to lower installation service revenue, partially offset by an increase in the U.S. maintenance service business. DI net sales of $945,878 for the first nine months of 2009 decreased by $144,742 or 13.3 percent compared to the same period of 2008 net sales of $1,090,620. The decrease in DI net sales was due to lower volume in all geographic regions except Brazil. Performance was particularly weak in our EMEA business unit, which was down significantly compared to 2008. ES & Other net sales of $3,991 for the first nine months of 2009 decreased $61,477 or 93.9 percent from the 2008 comparable period net sales of $65,468. The decrease resulted from no election systems revenue in 2009.
DNA operating profit for the first nine months of 2009 decreased by $9,918 or 14.5 percent compared to the same period of 2008. Operating profit was down due to unfavorable mix related to a significant reduction in U.S. regional bank revenue and higher U.S. national bank revenue, accompanied by lower security and installation service revenue. These detriments were partially offset by the Company’s ongoing cost reduction efforts, lower non-routine expenses, non-routine income in 2009, lower fuel charges and an impairment charge of $4,376 in the first nine months of 2008. DI operating profit for the first nine months of 2009 increased by $12,093 as a result of lower operating expenses, moving from an operating profit of $50,455 in the first nine months of 2008 to $62,548 in the first nine months of 2009. Operating profit for ES & Other decreased by $13,141, moving from $14,425 in the first nine months of 2008 to $1,284 in the same period of 2009 as there was no Brazilian-based election systems revenue in 2009.
Refer to Note 12 to the condensed consolidated financial statements for further details of segment revenue and operating profit.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2009
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
The following table summarizes the results of our condensed consolidated statement of cash flows for the nine months ended September 30, 2009 and 2008:

	Nine months ended
	September 30,
	2009	2008	$ Change
Net cash flow provided by (used in):
Operating activities	$122,723	$61,846	$60,877
Investing activities	(76,133)	(84,250)	8,117
Financing activities	(87,189)	24,605	(111,794)
Effect of exchange rate changes on cash and cash equivalents	1,921	4,249	(2,328)

Net (decrease) increase in cash and cash equivalents	$(38,678)	$6,450	$(45,128)

Net cash provided by operating activities was $122,723 in the nine months ended September 30, 2009; an increase of $60,877 compared to $61,846 in the nine months ended September 30, 2008. Cash flows from operating activities are generated mainly from net income and controlling the components of working capital. The primary reasons for the increase were changes in working capital and other current assets, partially offset by a $26,395 decrease in net income from continuing operations and changes in certain other assets and liabilities. Cash flows from operating activities during the nine months ended September 30, 2009 were positively affected by changes in trade receivables, inventories and other current assets, partially offset by changes in accounts payable and certain other assets and liabilities. Trade receivables decreased by $88,697 in the first nine months of 2009 as compared with an increase of $116,902 in first nine months of 2008, due to lower revenue as well as favorable changes in foreign currency translation and improved cash collections, with days sales outstanding improving to 46 days at September 30, 2009 from 54 days at September 30, 2008. The decrease in inventories positively affected cash flows from operations by $28,538 in the first nine months of 2009 compared with an increase of $53,161 in the same period of 2008. The change in inventories was the result of turns improving to 4.3 at September 30, 2009 from 4.1 at September 30, 2008, as well as decreased inventory levels due to declines in demand and favorable changes in foreign currency. The decrease in other current assets (primarily deposits, payments in advance to suppliers and value added taxes) positively affected cash flows from operations by $23,180 in the first nine months of 2009 compared with an increase of $24,403 in the same period of 2008 including a favorable change in foreign currency translation. Accounts payable decreased by $69,793 in the first nine months of 2009 as compared with an increase of $29,748 in the first nine months of 2008 due to the timing of payments primarily in the United States and EMEA as well as lower purchasing volume. Cash used by changes in certain other assets and liabilities was $61,449 in the first nine months of 2009 compared to cash provided by changes in certain other assets and liabilities of $76,075 in the same period in 2008. The change was primarily due to unfavorable changes in foreign currency translation of $60,710, an increase in finance receivables of $33,278 and a $12,734 increase to pension plan contributions, as well as an overall decline in other liabilities in the first nine months of 2009 compared to the same period in 2008.
Net cash used for investing activities was $76,133 in the nine months ended September 30, 2009, a decrease of $8,117 from $84,250 in the nine months ended September 30, 2008. The decrease was primarily due to proceeds from sale of discontinued operations of $7,856 in September 2009. The Company’s investing activities primarily consist of payments for purchases and proceeds from maturities of investments, expenditures for property, plant and equipment and other long-term assets, such as software development costs.
Net cash used by financing activities was $87,189 during the nine months ended September 30, 2009, a change of $111,794 from $24,605 net cash provided during the nine months ended September 30, 2008. The change was primarily due to $107,469 net change

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2009
(Dollars in thousands, except per share amounts)
in borrowing activity, moving from net borrowings of $74,521 during the first nine months of 2008 to net repayments of $32,948 during the same period of 2009.
In March 2006, the Company secured fixed-rate long-term financing of $300,000 through the issuance of senior notes in order to take advantage of attractive long-term interest rates. The maturity dates of the senior notes are staggered, with $75,000, $175,000 and $50,000 becoming due in 2013, 2016 and 2018, respectively.
At September 30, 2009, the Company had U.S. dollar denominated senior notes outstanding of $300,000, U.S. dollar denominated outstanding bank credit lines approximating $195,592, euro denominated outstanding bank credit lines approximating 50,281 (translated at $73,592) and Indian rupee denominated outstanding bank credit lines approximating 590,509 (translated at $12,274). As of September 30, 2009, an additional $255,948 was available under committed credit line agreements, and $45,902 was available under uncommitted lines of credit.
In October 2009, the Company entered into a three-year credit facility agreement, which replaces the existing revolving credit facility. The new credit facility agreement entered into has borrowing limits of $400,000 and €75,000 and the Company has the ability to increase the borrowing limits by $200,000 and €37,500. Up to $30,000 of the revolving credit facility and the euro equivalent of €15,000 is available under a swing line subfacility. In October, the Company used borrowings of approximately $205,000 and €50,300 under the new credit facility agreement to repay all amounts outstanding under (and terminated) the prior loan agreement.
In August 2009, the Company entered into a direct purchasing agreement for materials through a contract manufacturing agreement for total negotiated prices of $8,132. The following table summarizes the Company’s approximate commitment to make future payments related to this agreement.

	Payment due by period
	Total	Q4 2009	2010 -2011
Direct purchasing agreement	$4,375	$488	$3,887
Except for the direct purchasing agreement noted above, all contractual cash obligations with initial and remaining terms in excess of one year and contingent liabilities remained generally unchanged at September 30, 2009 compared to December 31, 2008 as previously reported in the Company’s annual report on Form 10-K for the year ended December 31, 2008. Due to the Company’s intent and ability to refinance the existing credit facility as of September 30, 2009, the Company classified the borrowings under the existing credit facility, which would have expired in April 2010, as notes payable — long term.
The Company’s financing agreements contain various restrictive financial covenants, including net debt to capitalization and interest coverage ratios. As of September 30, 2009, the Company was in compliance with the financial covenants in its debt agreements.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s consolidated financial statements. The preparation of these financial statements requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the value of purchase consideration, valuation of trade and other receivables, inventories, goodwill, intangible assets, and other long-lived assets, legal contingencies, guarantee obligations, indemnifications, and assumptions used in the calculation of income taxes, pension and other postretirement benefits, and customer incentives, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic difficulties in the United States credit markets and the global markets. Management monitors the economic condition and other factors and will adjust such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile foreign currency and equity, and declines in the global economic environment have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.
Management believes there have been no significant changes during the three and nine months ended September 30, 2009 to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2009
(Dollars in thousands, except per share amounts)
RECENT ACCOUNTING PRONOUNCEMENTS
With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2009, as compared to the recent accounting pronouncements described in the Annual Report on Form 10-K as of December 31, 2008 that are of material significance, or have potential material significance to the Company.
In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC 605, Revenue Recognition) (ASU 2009-13), and ASU 2009-14, Certain Arrangements That Include Software Elements (amendments to FASB ASC 985, Software) (ASU 2009-14). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently assessing the impact of the adoption of ASU 2009-13 and ASU 2009-14 on the Company’s consolidated financial statements.
In September 2009, the FASB issued ASU 2009-05, Fair Value Measurements and Disclosures (ASC 820) Measuring Liabilities at Fair Value (ASU 2009-05). ASU 2009-05 amends ASC 820, Fair Value Measurements, and allows companies determining the fair value of a liability to use the perspective of an investor that holds the related obligation as an asset. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. ASU 2009-05 is effective for interim and annual periods beginning after August 27, 2009, and applies to all fair-value measurements of liabilities required by GAAP. The adoption of ASU 2009-05 is not expected to have a material impact on the Company’s consolidated financial statements.
In June 2009, the FASB issued updated guidance included in FASB ASC 860-10-65, Transfers and Servicing — Overall — Transition and Open Effective Date Information. This guidance requires additional disclosures about the transfer and derecognition of financial assets and eliminates the concept of qualifying special-purpose entities. This guidance is effective for fiscal years beginning after November 15, 2009. The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements.
In June 2009, the FASB issued updated guidance included in FASB ASC 810-10-25, Consolidation — Overall — Recognition (ASC 810-10-25), related to the consolidation of variable interest entities. This guidance will require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. In addition, this updated guidance amends the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. ASC 810-10-25 amends certain guidance for determining whether an entity is a variable interest entity and adds an additional reconsideration events for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. Further, this guidance requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. This updated guidance is effective as of the beginning of the first annual reporting period and interim reporting periods that begin after November 15, 2009. The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements.
In December 2008, the FASB issued updated guidance included in FASB ASC 715-20-65, Compensation - Retirement Benefits — Defined Benefit Plans — General — Transition and Open Effective Date Information (ASC 715-20-65). ASC 715-20-65 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. It requires companies to disclose more information about how investment allocation decisions are made; major categories of plan assets, including concentrations of risk and fair value measurements, and the fair value techniques and inputs used to measure plan assets. This updated guidance is effective for fiscal years ending after December 15, 2009. The Company will disclose the additional information required by this guidance beginning in the fourth quarter 2009.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2009
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
Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Some of the risks, uncertainties and other factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements include, but are not limited to:
•	ability to reach definitive agreements with the SEC and DOJ regarding their respective investigations;

•	competitive pressures, including pricing pressures and technological developments;

•	changes in the Company’s relationships with customers, suppliers, distributors and/or partners in its business ventures;

•	changes in political, economic or other factors such as currency exchange rates, inflation rates, recessionary or expansive trends, taxes and regulations and laws affecting the worldwide business in each of the Company’s operations, including Brazil, where a significant portion of the Company’s revenue is derived;

•	the effects of the sub-prime mortgage crisis and the disruptions in the financial markets, including the bankruptcies, restructurings or consolidations of financial institutions, which could reduce the Company’s customer base and/or adversely affect the Company’s customers’ ability to make capital expenditures, as well as adversely impact the availability and cost of credit;

•	acceptance of the Company’s product and technology introductions in the marketplace;

•	the amount of cash and non-cash charges in connection with the closure of the Company’s Newark, Ohio facility, and the closure of the Company’s EMEA-based enterprise security operations;

•	unanticipated litigation, claims or assessments;

•	variations in consumer demand for financial self-service technologies, products and services;

•	potential security violations to the Company’s information technology systems;

•	the investment performance of the Company’s pension plan assets, which could require the Company to increase its pension contributions;

•	the Company’s ability to successfully defend challenges raised to the sale of U.S. elections business;

•	the Company’s ability to achieve benefits from its cost-reduction initiatives and other strategic changes; and

•	the Company’s ability to successfully remediate its material weaknesses in internal control over financial reporting in the anticipated timeframe.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2009
(Dollars in thousands, except per share amounts)
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to foreign currency exchange rate risk inherent in its international operations denominated in currencies other than the U.S. dollar. A hypothetical 10 percent movement in the applicable foreign exchange rates would have resulted in an increase or decrease in 2009 year-to-date operating profit of approximately $7,522. The sensitivity model assumes an instantaneous, parallel shift in the foreign currency exchange rates. Exchange rates rarely move in the same direction. The assumption that exchange rates change in an instantaneous or parallel fashion may overstate the impact of changing exchange rates on amounts denominated in a foreign currency.
The Company’s risk-management strategy uses derivative financial instruments such as forwards to hedge certain foreign currency exposures. The intent is to offset gains and losses that occur on the underlying exposures, with gains and losses on the derivative contracts hedging these exposures. The Company does not enter into derivatives for trading purposes. The Company’s primary exposures to foreign exchange risk are movements in the dollar/euro, pound/dollar, dollar/franc and dollar/real rates. For the three and nine months ended September 30, 2009, there were no significant changes in the Company’s foreign exchange risks compared with the prior period.
The Company manages interest rate risk with the use of variable rate borrowings under its committed and uncommitted credit facilities and interest rate swaps. Variable rate borrowings totaled $293,358 at September 30, 2009, of which $50,000 was effectively converted to fixed rate using interest rate swaps. A one percentage point increase or decrease in interest rates would have resulted in an increase or decrease in interest expense for the three and nine months ended September 30, 2009 of approximately $623 and $2,149, respectively, on the variable debt including the impact of the swap agreements. The Company’s primary exposure to interest rate risk is movement in the three month LIBOR. As discussed in Note 9 to the condensed consolidated financial statements, the Company hedged $200,000 of the fixed rate borrowings under its senior notes, which was treated as a cash flow hedge. This reduced the effective interest rate by 14 basis points from 5.50 to 5.36 percent.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2009
(Dollars in thousands, except per share amounts)
ITEM 4: CONTROLS AND PROCEDURES
This quarterly report includes the certifications of our chief executive officer (CEO) and interim chief financial officer (CFO) required by Rule 13a-14 of the Exchange Act. See Exhibits 31.1 and 31.2. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.
INTRODUCTION
During 2008, management spent considerable time and resources performing extensive and additional analyses to support the audit process to complete five sets of financial statements for each of the periods from the second quarter of 2007 through the second quarter of 2008 to become a current filer with the SEC. In light of these efforts, management was unable to remediate all of its material weaknesses; however, we continue to invest significant time and resources to engage in actions to remediate weaknesses in our internal control over financial reporting. Based on the extensive additional analyses performed by management that are designed to facilitate the reliability of financial reporting but that are not necessarily part of the internal control over financial reporting, management believes that the unaudited condensed consolidated financial statements fairly present, in all material respects, the Company’s financial position, results of operations and cash flows as of the dates, and for the periods, presented. Refer to Note 1 in the notes to condensed consolidated financial statements.
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
In connection with the preparation of this quarterly report, the Company’s management, under the supervision and with the participation of the CEO and CFO, conducted an evaluation of disclosure controls and procedures, including the remedial actions described below, as of the end of the period covered by this report. Based on that evaluation, certain material weaknesses in internal control over financial reporting, as discussed in detail below and disclosed in previous filings, have not been remediated. As a result, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2009, and through the filing of this quarterly report. As described in detail throughout this Item 4, the Company’s management continues to take actions to remediate material weaknesses in our internal control over financial reporting.
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
Management notes that the following previously identified control deficiencies constitute material weaknesses as of September 30, 2009:
Selection, Application and Communication of Accounting Policies: The Company did not have sufficient evidence related to consistent application of recently issued accounting policies and procedures.
Manual Journal Entries: The Company did not maintain effective controls over manual journal entries. Specifically, the retention of proper supporting documentation as well as managerial review and approval control procedures, which are designed to validate the completeness, accuracy and appropriateness of the entries recorded in the accounting records, were not operating effectively. Further, the Company did not have sufficient monitoring activities in place to detect when controls over manual journal entries were not operating effectively.
Account Reconciliations: The Company’s controls over account reconciliation were not operating effectively. Specifically, the issues that occurred in various accounts involved the Company personnel not taking the steps necessary for an adequate reconciliation in accordance with the Company’s policy. Among some of the issues noted were associates not maintaining supporting documentation, performance of the account reconciliation not occurring timely and/or management review and approval of the reconciliation not

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2009
(Dollars in thousands, except per share amounts)
occurring timely. In addition, the Company did not have sufficient monitoring activities in place to timely detect when controls over account reconciliations were not operating effectively.
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
During the quarter ended September 30, 2009, changes in our internal control over financial reporting occurred related to the three previously reported material weaknesses, which continued to exist as of September 30, 2009:
Selection, Application and Communication of Accounting Policies: Through the date of this filing, management continued to conduct training on its global accounting policies relating to: 1) Financial Statement Analytical Reviews; 2) Non-Routine Contractual Agreements; 3) Trade Receivables and Allowance for Doubtful Accounts; 4) Inventory and Related Reserves; 5) Prepaid Expenses and Other Current Assets; and 6) Accrued Liabilities, Commitments and Contingencies, to clarify requirements related to the appropriate accounting in each of these areas to facilitate global compliance with U.S. GAAP requirements. In addition, management has continued to validate and monitor consistent application of the accounting policies.
Manual Journal Entries: Management continued to enforce policies and procedures to monitor compliance with its global journal entry accounting policy, which governs requirements for support, review and approval of manual journal entries, by conducting global training sessions on the policy and procedures throughout the quarter ended September 30, 2009. The Company has continued the global deployment of application control functionality to systematically enforce the Company’s policy, and to prevent or detect the posting of manual journal entries not approved in accordance with the policy. The system functionality includes the manual journal entry and the supporting documentation as well as requires managerial approval prior to posting an entry to the entities’ general ledger. This functionality has been deployed globally for use during the accounting close process in corporate, substantially all DNA and EMEA entities, Brazil, China, Australia, Mexico, Thailand, and certain entities in India. In addition, as part of our standard period-end financial closing procedures, management continues to enhance the monitoring process and controls related to manual journal entries by continuing to conduct managerial reviews and approvals for completeness, accuracy, and appropriateness of the entries posted in the accounting records.
Account Reconciliations: Management continues to enforce policies and procedures to monitor compliance with its global account reconciliation policy, which governs requirements for content, format, and review and approval of balance sheet account reconciliations. Management has continued its implementation of a global account reconciliation database and compliance monitoring tool (account reconciliation database) related to existence, completeness, accuracy and retention of account reconciliations. In the third quarter of 2009, the account reconciliation database was fully utilized by corporate, substantially all DNA and EMEA entities, Brazil, China, Australia, Mexico, Thailand, and certain entities in India, to complete their account reconciliations. In addition, as part of our standard period-end financial closing procedures, management enhanced the monitoring process and controls related to account reconciliations by developing a monthly monitoring report of certain key information. Each division is required to provide the monthly monitoring report to Corporate Accounting related to timely completion with proper managerial reviews and approvals of the completeness, accuracy, and appropriateness of the account reconciliations for the entity. This monthly monitoring report enables management to timely detect when controls over account reconciliations may not be operating effectively.
REMEDIATION STEPS TO ADDRESS MATERIAL WEAKNESSES
Management is committed to remediating material weaknesses in a timely fashion. Management’s Sarbanes-Oxley compliance function is responsible for helping to monitor short-term and long-term remediation plans. In addition, we have assigned an executive owner to direct the necessary remedial changes to the overall design of our internal control over financial reporting and to address the root causes of material weaknesses. The leadership team is committed to achieving and maintaining a strong control environment, high ethical standards and financial reporting integrity. This commitment will continue to be communicated to and reinforced with associates.
The remediation efforts, outlined below, are intended to address the identified material weaknesses in internal control over financial reporting.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2009
(Dollars in thousands, except per share amounts)
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
Selection, Application and Communication of Accounting Policies: At this time, the Company has completed remediation efforts related to the issuance of certain accounting policies pertaining to analytical reviews, non-routine contractual agreements, accounting for trade receivables and allowance for doubtful accounts as well as inventory and related reserves, prepaid assets and other current assets, and accruals, commitments and contingencies, along with related training. The Company’s management will continue to conduct global reviews in order to obtain sufficient evidence relating to consistent application of these policies in order to fully remediate this material weakness. At this time, the Company anticipates that the remediation efforts will be fully implemented globally by the end of 2009.
Manual Journal Entries: In certain entities, management is working to complete the final stages of implementation of control procedures for manual journal entries to assure compliance with the Company’s policy. In addition, as part of our standard period-end financial closing procedures, management will continue to enhance the monitoring process and controls related to manual journal entry approvals by continuing to conduct managerial reviews and approvals of the completeness, accuracy, and appropriateness of the entries recorded in the accounting records. At this time, the Company anticipates that the remediation efforts will be fully implemented globally by the end of 2009.
Account Reconciliations: Management has completed the global remediation plan for all significant entities pertaining to deployment of its account reconciliation database related to existence, completeness, accuracy and retention of account reconciliations in the third quarter. In addition, monitoring control processes are being executed through the use of the account reconciliation database to assure that reconciliations are completed, reviewed and approved in a timely fashion. At this time, the Company anticipates that the remediation efforts will be fully implemented globally by the end of 2009.
The material weaknesses identified by management and discussed above are not fully remediated as of the date of the filing of this quarterly report. Additional procedures that are not necessarily a component of our internal control over financial reporting have been performed by the Company to assure the underlying transactions within this quarterly report are supported and the financial statements are fairly stated as of the date of the filing of this quarterly report. Under the direction of the Audit Committee, management has developed a detailed plan and timetable for the implementation of the above-referenced remedial measures, and will continue to monitor their implementation. In addition, under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of our internal control over financial reporting, as well as policies and procedures to improve the overall effectiveness of our internal control over financial reporting.
Total costs incurred for remediation efforts were approximately $1,000 and $3,200 in the three and nine months ended September 30, 2009. Management estimates the total cost for remediation efforts in 2009 will be approximately $4,100, which includes $3,400 of consultation fees and $700 of internal costs, including software purchases.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2009
PART II — OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS
(Dollars in thousands)
At September 30, 2009, the Company was a party to several lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the Company’s condensed consolidated financial statements would not be materially affected by the outcome of any present legal proceedings, commitments, or asserted claims.
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
The Company, including certain of its subsidiaries, filed a lawsuit on May 30, 2008 (Premier Election Solutions, Inc., et al. v. Board of Elections of Cuyahoga County, et al., Case No. 08-CV-05-7841, (Franklin Cty. Ct Common Pleas)) against the Board of Elections of Cuyahoga County, Ohio, the Board of County Commissioners of Cuyahoga County, Ohio, (collectively, the County), and Ohio Secretary of State Jennifer Brunner (Secretary) regarding several Ohio contracts under which the Company provided voting equipment and related services to the State of Ohio and a number of its counties. The lawsuit was precipitated by the County’s threats to sue the Company for unspecified damages. The complaint seeks a declaration that the Company met its contractual obligations. In response, on July 15, 2008, the County filed an answer and counterclaim alleging that the voting system was defective and seeking declaratory relief and unspecified damages under several theories of recovery. In addition, the County is trying to pierce the Company’s “corporate veil” and hold Diebold, Incorporated directly liable for acts and omissions alleged to have been committed by its subsidiaries (even though Diebold, Incorporated is not a party to the contracts). In connection with the Company’s recent sale of those

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2009
subsidiaries, it has agreed to indemnify the subsidiaries and their purchaser from any and all liabilities arising out of the lawsuit. The Secretary has also filed an answer and counterclaim seeking declaratory relief and unspecified damages under several theories of recovery. The Butler County Board of Elections has joined in, and incorporated by reference, the Secretary’s counterclaim. The Company has not yet responded to the counterclaims.
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
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Information concerning the Company’s share repurchases made during the third quarter of 2009:

			Total Number of	Maximum
			Shares Purchased	Number of Shares
	Total Number of		as Part of Publicly	that May Yet Be
	Shares	Average Price	Announced Plans	Purchased Under
Period	Purchased (1)	Paid Per Share	(2)	the Plans (2)
July	1,563	$26.50	—	2,926,500
August	—	—	—	2,926,500
September	—	—	—	2,926,500

Total	1,563	$26.50	—	2,926,500

(1)	Includes 1,563 shares in July surrendered or deemed surrendered to the Company in order to satisfy tax withholding obligations in connection with the distribution of common shares under employee share-based compensation plans.

(2)	The total number of shares repurchased as part of the publicly announced share repurchase plan was 9,073,500 as of September 30, 2009. The plan was approved by the Board of Directors in April 1997 and authorized the repurchase of up to two million shares. The plan was amended in June 2004 to authorize the repurchase of an additional two million shares, and was further amended in August and December 2005 to authorize the repurchase of an additional six million shares. On February 14, 2007, the Board of Directors approved an increase in the Company’s share repurchase program by authorizing the repurchase of up to an additional two million of the Company’s outstanding common shares. The plan has no expiration date.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2009
ITEM 6: EXHIBITS

3.1(i)	Amended and Restated Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.1(i) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 (Commission File No. 1-4879)

3.1(ii)	Amended and Restated Code of Regulations — incorporated by reference to Exhibit 3.1(ii) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 of Diebold, Incorporated (Commission File No. 1-4879)

3.2	Certificate of Amendment by Shareholders to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 (Commission File No. 1-4879)

3.3	Certificate of Amendment to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.3 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (Commission File No. 1-4879)

*10.1	Form of Amended and Restated Employment Agreement — incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)

*10.5(i)	Supplemental Employee Retirement Plan I as amended and restated January 1, 2008— incorporated by reference to Exhibit 10.5(i) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)

*10.5(ii)	Supplemental Employee Retirement Plan II as amended and restated July 1, 2002 — incorporated by reference to Exhibit 10.5(ii) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (Commission File No. 1-4879)

*10.5(iii)	Pension Restoration Supplemental Executive Retirement Plan— incorporated by reference to Exhibit 10.5(iii) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)

*10.5(iv)	Pension Supplemental Executive Retirement Plan— incorporated by reference to Exhibit 10.5(iv) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)

*10.5(v)	401(k) Restoration Supplemental Executive Retirement Plan— incorporated by reference to Exhibit 10.5(v) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)

*10.5(vi)	401(k) Supplemental Executive Retirement Plan— incorporated by reference to Exhibit 10.5(vi) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)

*10.7(i)	1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7(i) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992 (Commission File No. 1-4879)

*10.7(ii)	Amendment No. 1 to the Amended and Restated 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 (ii) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (Commission File No. 1-4879)

*10.7(iii)	Amendment No. 2 to the Amended and Restated 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 (ii) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (Commission File No. 1-4879)

*10.7(iv)	Deferred Compensation Plan No. 2 for Directors of Diebold, Incorporated— incorporated by reference to Exhibit 10.7(iv) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)

*10.8	1991 Equity and Performance Incentive Plan (as Amended and Restated as of April 13, 2009) — incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on April 29, 2009 (Commission File No. 1-4879)

*10.9	Long-Term Executive Incentive Plan — incorporated by reference to Exhibit 10.9 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993 (Commission File No. 1-4879)

*10.10	Deferred Incentive Compensation Plan No. 2 — incorporated by reference to Exhibit 10.10 to Registrant’s Annual

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2009

Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)

*10.11	Annual Incentive Plan — incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 1-4879)

*10.13(i)	Forms of Deferred Compensation Agreement and Amendment No. 1 to Deferred Compensation Agreement — incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 (Commission File No. 1-4879)

*10.13(ii)	Section 162(m) Deferred Compensation Agreement (as amended and restated January 29, 1998) — incorporated by reference to Exhibit 10.13 (ii) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (Commission File No. 1-4879)

*10.14	Deferral of Stock Option Gains Plan — incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (Commission File No. 1-4879)

10.17	Credit Agreement dated as of October 19, 2009 among Diebold, Incorporated, the Subsidiary Borrowers, the Lenders and JPMorgan Chase Bank, N.A. — incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on October 24, 2009 (Commission File No. 1-4879)

10.20(i)	Transfer and Administration Agreement, dated as of March 30, 2001 by and among DCC Funding LLC, Diebold Credit Corporation, Diebold, Incorporated, Receivables Capital Corporation and Bank of America, National Association and the financial institutions from time to time parties thereto— incorporated by reference to Exhibit 10.20(i) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (Commission File No. 1-4879)

10.20(ii)	Amendment No. 1 to the Transfer and Administration Agreement, dated as of May 2001, by and among DCC Funding LLC, Diebold Credit Corporation, Diebold, Incorporated, Receivables Capital Corporation and Bank of America, National Association and the financial institutions from time to time parties thereto — incorporated by reference to Exhibit 10.20 (ii) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March, 31, 2001 (Commission File No. 1-4879)

*10.22	Form of Non-Qualified Stock Option Agreement — incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on September 21, 2009 (Commission File No. 1-4879)

*10.23	Form of Restricted Share Agreement — incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on September 21, 2009 (Commission File No. 1-4879)

*10.24	Form of RSU Agreement — incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K filed on September 21, 2009 (Commission File No. 1-4879)

*10.25	Form of Performance Share Agreement— incorporated by reference to Exhibit 10.4 to Registrant’s Form 8-K filed on September 21, 2009 (Commission File No. 1-4879)

*10.26	Diebold, Incorporated Annual Cash Bonus Plan — incorporated by reference to Exhibit A to Registrants’ Proxy Statement on Schedule 14A filed on March 16, 2005 (Commission File No. 1-4879)

10.27	Form of Note Purchase Agreement — incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on March 8, 2006 (Commission File No. 1-4879)

*10.28	Amended and Restated Employment Agreement between Diebold, Incorporated and Thomas W. Swidarski, as amended as of December 29, 2008 — incorporated by reference to Exhibit 10.28 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)

*10.29	Amended and Restated Employment [Change in Control] Agreement between Diebold, Incorporated and Thomas W. Swidarski, as amended as of December 29, 2008 — incorporated by reference to Exhibit 10.29 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)

*10.30	Form of Deferred Shares Agreement — incorporated by reference to Exhibit 10.5 to Registrant’s Form 8-K filed on September 21, 2009 (Commission File No. 1-4879)

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2009

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

*	Reflects management contract or other compensatory arrangement.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2009
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIEBOLD, INCORPORATED

(Registrant)

Date: November 6, 2009	By:	/s/ Thomas W. Swidarski Thomas W. Swidarski
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2009	By:	/s/ Leslie A. Pierce

Leslie A. Pierce
Vice President and Corporate Controller
Interim Chief Financial Officer
(Principal Financial Officer)

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2009
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