Form 10-K
period 2009-12-31
DIEBOLD INC
filed 2010-03-01
CIK 28823

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

F O R M  10 - K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value was computed by using the closing price on the New York Stock Exchange on June 30, 2009 of $26.36 per share.

Common Shares, Par Value $1.25 per Share	$1,725,138,477

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class Common Shares $1.25 Par Value	Outstanding at February 19, 2010 66,324,254

DOCUMENTS INCORPORATED BY REFERENCE

Listed hereunder are the documents, portions of which are incorporated by reference, and the parts of this Form 10-K into which such portions are incorporated:

Diebold, Incorporated Proxy Statement for 2010 Annual Meeting of Shareholders to be held on April 29, 2010, portions of which are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1: BUSINESS
(Dollars in thousands)

GENERAL

Diebold, Incorporated (collectively with its subsidiaries, the Company) was incorporated under the laws of the state of Ohio in August 1876, succeeding a proprietorship established in 1859.

The Company is a global leader in providing integrated self-service delivery and security systems and services to primarily the financial, commercial, government and retail markets. Sales of systems and equipment are made directly to customers by the Company’s sales personnel, manufacturers’ representatives and distributors globally. The sales and support organizations work closely with customers and their consultants to analyze and fulfill the customers’ needs.

The Company’s vision is, “To be recognized as the essential partner in creating and implementing ideas that optimize convenience, efficiency and security.” This vision is the guiding principle behind the Company’s transformation of becoming a more services-oriented company. Today, services comprise more than 50 percent of the Company’s revenue and the Company expects that this percentage will grow over time as the Company’s integrated services/outsourcing business continues to gain traction in the marketplace. Financial institutions are eager to reduce costs and optimize management and productivity of their automated teller machine (ATM) channels — and as a result they are increasingly exploring outsourced solutions. The Company remains uniquely positioned to provide the infrastructure necessary to manage all aspects of an ATM network — hardware, software, maintenance, transaction processing, patch management and cash management — through its integrated product and service offerings.

PRODUCT AND SERVICE SOLUTIONS

The Company has two core lines of business: Self-Service Solutions and Security Solutions, which the Company can integrate based on the customers’ needs. Financial information for the product and service solutions can be found in note 19 to the consolidated financial statements, which is incorporated herein by reference. In 2009, 2008 and 2007, the Company’s sales of products and services related to its financial self-service and security solutions accounted for the vast majority of the Company’s revenue.

Self-Service Solutions

One popular example of self-service solutions is the ATM. The Company offers an integrated line of self-service technologies and services, including comprehensive ATM outsourcing, ATM security and fraud, deposit and payment terminal and software. The Company is a leading global supplier of ATMs and related services and holds the leading market position in many countries around the world.

Self-Service Hardware
The Company offers a wide variety of self-service solutions. Self-service products include a full range of ATMs and teller automation including deposit automation technology such as, check-cashing machines, bulk cash recyclers and bulk check deposit.

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

Security Solutions

From the safes and vaults that the Company first manufactured in 1859 to the full range of advanced security offerings it provides today, the Company’s integrated security solutions contain best-in-class products and award-winning services for its customers’ unique needs. The Company provides its customers with the latest technological advances to better protect their assets, improve their workflow and increase their return on investment. These solutions are backed with experienced sales, installation and service teams. The Company is a leader in providing physical and electronic security systems as well as facility transaction products that integrate security, software and assisted-service transactions, providing total security systems solutions to financial, retail, commercial and government markets.

Physical Security and Facility Products
The Company provides security solutions and facility products, including in-store bank branches, pneumatic tube systems for drive-up lanes, vaults, safes, depositories, bullet-resistive items and undercounter equipment.

Electronic Security Products
The Company provides a broad range of security products including digital surveillance, access control systems, biometric technologies, alarms and remote monitoring and diagnostics.

Monitoring and Services
The Company provides security monitoring solutions including fire, managed access control, energy management, remote video management and storage, as well as logical security.

Integrated Solutions

The Company provides end-to-end outsourcing solutions with a single point of contact to help customers maximize their self service channel by incorporating new technology, meeting compliance and regulatory mandates, protecting their institution, and reducing costs all while ensuring a high level of service for their customers. Each unique solution may include hardware, software, services or a combination of all three components. The Company provides value to its customers by offering a comprehensive array of integrated services and support. The Company’s service organization provides strategic analysis and planning of new systems, systems integration, architectural engineering, consulting, and project management that encompass all facets of a successful financial self-service implementation. The Company also provides design, sales, service, installation, project management and monitoring electronic security products to financial, government, retail and commercial customers.

Election Systems

The Company, through its wholly-owned subsidiary Procomp Industria Eletronica LTDA (in Brazil), is a provider of voting equipment and related products and services. The Company provides elections equipment, networking, tabulation and diagnostic software development, training, support and maintenance.

OPERATIONS

The principal raw materials used by the Company are steel, plastics, and electronic parts and components, which are purchased from various major suppliers. These materials and components are generally available in ample quantities.

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

The Company carries working capital mainly related to trade receivables and inventories. Inventories generally are only manufactured as orders are received from customers. The Company’s normal and customary payment terms generally range from net 30 to 90 days from date of invoice. The Company generally does not offer extended payment terms. Through its wholly-owned subsidiaries, the Company provides financing arrangements to customers purchasing its products. These financing arrangements are largely classified and accounted for as sales-type leases. As of December 31, 2009, the Company’s net investment in sales-type leases was $91,230.

The Company’s sales to government markets represent a small portion of the Company’s business. Domestically, the Company’s contracts with its government customers do not contain fiscal funding clauses. In the event that such a clause exists, revenue would not be recognizable until the funding clause was satisfied. Internationally, contracts with Brazil’s government are subject to a twenty-five percent quantity adjustment prior to purchasing any raw materials under the contracted purchasing schedule. In general, the Company recognizes revenue for delivered elements only when the fair values of delivered and undelivered elements are known, uncertainties regarding customer acceptance are resolved and there are no customer-negotiated refunds or return rights affecting the revenue recognized for the delivered elements.

SEGMENTS AND FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

In the first quarter of 2010, the Company began management of its businesses on a geographic basis only, changing from the previous model of sales channel segments. This change to the Company’s segment reporting for 2010 and future periods is further described in note 22 to the consolidated financial statements, Subsequent Events, which is incorporated herein by reference. For the year ended December 31, 2009 and the prior year periods, the Company’s segments are comprised of its three main sales channels: Diebold North America (DNA), Diebold International (DI) and Election Systems (ES) & Other. The DNA segment sells and services financial and retail systems in the United States and Canada. The DI segment sells and services financial and retail systems over the remainder of the globe through wholly-owned subsidiaries, majority-owned joint ventures and independent distributors in every major country throughout Europe, the Middle East, Africa, Latin America and in the Asia Pacific region (excluding Japan and Korea). The ES & Other segment includes the operating results of the voting and lottery related business in Brazil. Segment financial information can be found in note 19 to the consolidated financial statements, which is incorporated herein by reference.

Sales to customers outside the United States in relation to total consolidated net sales were $1,383,132 or 50.9 percent in 2009, $1,603,963 or 52.0 percent in 2008 and $1,417,574 or 49.1 percent in 2007.

Property, plant and equipment, at cost, located in the United States totaled $436,227, $437,524 and $424,657 as of December 31, 2009, 2008 and 2007, respectively, and property, plant and equipment, at cost, located outside the United States totaled $177,150, $142,427 and $151,139 as of December 31, 2009, 2008 and 2007, respectively.

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

COMPETITION

All phases of the Company’s business are highly competitive. Some of the Company’s products are in competition directly with similar products and others competing with alternative products having similar uses or producing similar results. The Company believes, based upon outside independent industry surveys, that it is a leading manufacturer of self-service systems in the United States and is also a market leader internationally. In the area of automated transaction systems, the Company competes on a global basis primarily with NCR Corporation and Wincor-Nixdorf. On a regional basis, the Company competes with many other hardware and software companies such as Grg Equipment Co. in Asia Pacific and Itautec and Perto in Latin America. In serving the security products market for the financial services industry, the Company competes with national, regional and local security companies. Of these competitors, some compete in only one or two product lines, while others sell a broader spectrum of products. The unavailability of comparative sales information and the large variety of individual products make it difficult to give reasonable estimates of the Company’s competitive ranking in or share of the market in its security product fields of activity. However, the Company is ranked as one of the top integrators in the security market.

The Company provides elections systems product solutions and support to the government in Brazil. Competition in this market is limited and based upon technology pre-qualification demonstrations to the government. Due to the technology investment required in elections systems, barriers to entry in this market are high.

RESEARCH, DEVELOPMENT AND ENGINEERING

In order to meet customers’ growing demand for self-service and security technologies faster, the Company is focused on delivering innovation to its customers by continuing to invest in technology solutions that enable customers to reduce costs and improve efficiency. Expenditures for research, development and engineering initiatives were $72,026, $73,034 and $67,081 in 2009, 2008 and 2007, respectively. Opteva® ATMs are designed with leading technology to meet our customers’ growing deposit automation needs and provide maximum value. All full function Opteva ATMs support intelligent check and automated cash deposits. Key features include check imaging with intelligent depository moduletm, bulk document intelligent depository modules and enhanced note acceptor.

PATENTS, TRADEMARKS, LICENSES

The Company owns patents, trademarks and licenses relating to certain products in the United States and internationally. While the Company regards these as items of importance, it does not deem its business as a whole, or any industry segment, to be materially dependent upon any one item or group of items.

ENVIRONMENTAL

Compliance with federal, state and local environmental protection laws during 2009 had no material effect upon the Company’s business, financial condition or results of operations.

EMPLOYEES

At December 31, 2009, the Company employed 16,397 associates globally. The Company’s service staff is one of the financial industry’s largest, with professionals in more than 600 locations and representation in nearly 90 countries worldwide.

AVAILABLE INFORMATION

The Company uses its Investor Relations web site, www.diebold.com, as a channel for routine distribution of important information, including news releases, analyst presentations, and financial information. The Company posts filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the U.S. Securities and Exchange Commission (SEC), including its annual, quarterly, and current reports on Forms 10-K, 10-Q, and 8-K; its proxy statements; and any amendments to those reports or statements. All such postings and filings are available on the Company’s Investor Relations web site free of charge. In addition, this web site allows investors and other interested persons to sign up to automatically receive e-mail alerts when the Company posts news releases and financial information on its web site. The SEC also maintains a web site, www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The content on any web site referred to in this annual report Form 10-K is not incorporated by reference into this annual report unless expressly noted.

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

We caution the reader to keep these risk factors in mind and refrain from attributing undue certainty to any forward-looking statements, which speak only as of the date of this annual report.

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

Our business may be affected by general economic conditions, cyclicality and uncertainty and could be adversely affected during economic downturns.

Demand for our products is affected by general economic conditions and the business conditions of the industries in which we sell our products and services. The business of most of our customers, particularly our financial institution customers, is, to varying degrees, cyclical and has historically experienced periodic downturns. Under difficult economic conditions, customers may seek to reduce discretionary spending by forgoing purchases of our products and services. This risk is magnified for capital goods purchases such as ATMs and physical security products. In addition, downturns in our customer’s industries, even during periods of strong general economic conditions, could adversely affect the demand for our products and services, and our sales and operating results.

In particular, recent economic difficulties in the U.S. credit markets and the global markets have led to an economic recession in some or all of the markets in which we operate. As a result of these difficulties and other factors, financial institutions have failed and may continue to fail resulting in a loss of current or potential customers, or deferred or cancelled sales orders, including orders previously made. Any customer deferrals or cancellations could materially affect our sales and operating results.

Additionally, the unstable political conditions in the Persian Gulf could lead to further financial, economic and political instability, and this could lead to an additional deterioration in general economic conditions.

We may be unable to achieve, or may be delayed in achieving, our cost-cutting initiatives, and this may adversely affect our operating results and cash flow.

We have launched a number of cost-cutting initiatives, including restructuring initiatives, to improve operating efficiencies and reduce operating costs. Although we have achieved a substantial amount of annual cost savings associated with these cost-cutting initiatives, we may be unable to sustain the cost savings that we have achieved. In addition, if we are unable to achieve, or have any unexpected delays in achieving additional cost savings, our results of operations and cash flow may be adversely affected. Even if we meet the goals pursuant to these initiatives, we may not receive the expected financial benefits of these initiatives.

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

We generate a significant percentage of revenue from sales and service operations conducted outside the United States. Revenue from international operations amounted to approximately 50.9 percent in 2009, 52.0 percent in 2008 and 49.1 percent in 2007 of total revenue during these respective years.

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

Any of these events could have an adverse effect on our international operations by reducing the demand for our products or decreasing the prices at which we can sell our products, thereby adversely affecting our financial condition or operating results. We may not be able to continue to operate in compliance with applicable customs, currency exchange control regulations, transfer pricing regulations or any other laws or regulations to which we may be subject. In addition, these laws or regulations may be modified in the future, and we may not be able to operate in compliance with those modifications.

Our Venezuelan operations consist of a fifty-percent owned subsidiary which is consolidated. Effective in January 2010, the Venezuelan government announced the devaluation of its currency, the bolivar fuerte, and the establishment of a two-tier exchange structure. In connection with the remeasurement of the Venezuela balance sheet, we expect to record a charge in the first quarter of 2010 to reflect this devaluation. If in the future there are changes to this exchange rate, we may realize additional gains or losses. The future results of Venezuelan operations may be affected by our ability to mitigate the effect of the devaluation, further actions by the Venezuelan government, as well as economic conditions in Venezuela such as inflation.

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

As part of our business strategy, we frequently engage in discussions with third parties regarding possible investments, acquisitions, strategic alliances, joint ventures, divestitures and outsourcing arrangements, and we enter into agreements relating to such transactions in order to further our business objectives. In order to pursue this strategy successfully, we must identify suitable candidates, successfully complete transactions, some of which may be large and complex, and manage post-closing issues such as the integration of acquired companies or employees. Integration and other risks of these transactions can be more pronounced in larger and more complicated transactions, or if multiple transactions are pursued simultaneously. If we fail to identify and successfully complete transactions that further our strategic objectives, we may be required to expend resources to develop products and technology internally. This may put us at a competitive disadvantage, and we may be adversely affected by negative market perceptions any of which may have a material adverse effect on our revenue, gross margin and profitability.

Integration issues are complex, time-consuming and expensive and, without proper planning and implementation, could significantly disrupt our business. The challenges involved in integration include:

•	combining product and service offerings and entering into new markets in which we are not experienced;

•	convincing customers and distributors that the transaction will not diminish client service standards or business focus, preventing customers and distributors from deferring purchasing decisions or switching to other suppliers (which could result in additional obligations to address customer uncertainty), and coordinating sales, marketing and distribution efforts;

•	consolidating and rationalizing corporate information technology infrastructure, which may include multiple legacy systems from various acquisitions and integrating software code;

•	minimizing the diversion of management attention from ongoing business concerns;

•	persuading employees that business cultures are compatible, maintaining employee morale and retaining key employees, integrating employees into our company, correctly estimating employee benefit costs and implementing restructuring programs;

•	coordinating and combining administrative, manufacturing, research and development and other operations, subsidiaries, facilities and relationships with third parties in accordance with local laws and other obligations while maintaining adequate standards, controls and procedures; and

•	achieving savings from supply chain and administration integration.

We evaluate and enter into these types of transactions on an ongoing basis. We may not fully realize all of the anticipated benefits of any transaction, and the timeframe for achieving benefits of a transaction may depend partially upon the actions of employees, suppliers or other third parties. In addition, the pricing and other terms of our contracts for these transactions require us to make estimates and assumptions at the time we enter into these contracts, and, during the course of our due diligence, we may not identify all of the factors necessary to estimate costs accurately. Any increased or unexpected costs, unanticipated delays or failure to achieve contractual obligations could make these agreements less profitable or unprofitable.

Managing these types of transactions requires varying levels of management resources, which may divert our attention from other business operations. These transactions could result in significant costs and expenses and charges to earnings, including those related to severance pay, early retirement costs, employee benefit costs, asset impairment charges, charges from the elimination of duplicative facilities and contracts, in-process research and development charges, inventory adjustments, assumed litigation and other liabilities, legal, accounting and financial advisory fees, and required payments to executive officers and key employees under retention plans. Moreover, we could incur additional depreciation and amortization expense over the useful lives of certain assets acquired in connection with these transactions, and, to the extent that the value of goodwill or intangible assets with indefinite lives acquired in connection with a transaction becomes impaired, we may be required to incur additional material charges relating to the impairment of those assets. In order to complete an acquisition, we may issue common stock, potentially creating dilution for existing shareholders, or borrow funds, affecting our financial condition and potentially our credit ratings. Any prior or future downgrades in our credit rating associated with a transaction could adversely affect our ability to borrow and result in more restrictive borrowing terms. In addition, our effective tax rate on an ongoing basis is uncertain, and such transactions could impact our effective tax rate. We also may experience risks relating to the challenges and costs of closing a transaction and the risk that an announced transaction may not close. As a result, any completed, pending or future transactions may contribute to financial results that differ from the investment community’s expectations.

We have a significant amount of goodwill, and any future goodwill impairment charges could adversely impact our results of operations.

As of December 31, 2009, we had $450.9 million of goodwill. We test all existing goodwill at least annually for impairment using the fair value approach on a “reporting unit” basis. The reporting units are defined as Domestic and Canada, Brazil, Latin America, Asia Pacific, and Europe, Middle East and Africa. The annual goodwill impairment test for 2009, 2008 and 2007 resulted in no impairment related to income from continuing operations. However, the valuation techniques used in the impairment tests incorporate a number of estimates and assumptions that are subject to change; although we believe these estimates and assumptions are reasonable and reflect forecasted market conditions at the assessment date. Any changes to these assumptions and estimates due to market conditions or otherwise may lead to an outcome where impairment charges would be required in future periods. In particular, the carrying amount of goodwill in our Brazil reporting unit was $115.4 million as of December 31, 2009, with limited excess fair value over such carrying amount. Because actual results may vary from our forecasts and such variations may be material and unfavorable, we may need to record future impairment charges with respect to the goodwill attributed to the Brazil reporting unit or other reporting units, which could adversely impact our results of operations.

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

Any actions or other governmental investigations or proceedings related to or arising from the SEC investigation and Department of Justice investigation could result in substantial costs to defend enforcement or other related actions that could have a materially adverse effect on our business, operating results or financial condition.

In 2009, we recorded a $25.0 million charge related to an agreement in principle with the staff of the SEC to settle civil charges stemming from the staff’s pending enforcement inquiry. The agreement in principle with the staff of the SEC remains subject to the final approval of the SEC, and there can be no assurance that the SEC will accept the terms of the settlement negotiated with the staff.

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

Management identified control deficiencies as of December 31, 2009 that constituted material weaknesses. Throughout 2009, we enhanced, and will continue to enhance, our internal controls over financial reporting. If we fail to establish and maintain the adequacy of our internal control over financial reporting, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business, financial condition and operating results could be harmed.

Any material weakness or unsuccessful remediation could affect investor confidence in the accuracy and completeness of our financial statements. As a result, our ability to obtain any additional financing, or additional financing on favorable terms, could be materially and adversely affected. This, in turn, could materially and adversely affect our business, financial condition and the market value of our securities and require us to incur additional costs to improve our internal control systems and procedures. In addition, perceptions of our company among customers, lenders, investors, securities analysts and others could also be adversely affected.

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

Low investment performance by our domestic pension plan assets may result in an increase to our net pension liability and expense, which may require us to fund a portion of our pension obligations and divert funds from other potential uses.

We sponsor several defined benefit pension plans which cover certain eligible employees. Our pension expense and required contributions to our pension plans are directly affected by the value of plan assets, the projected rate of return on plan assets, the actual rate of return on plan assets and the actuarial assumptions we use to measure the defined benefit pension plan obligations.

A significant market downturn could occur in future periods resulting in a decline in the funded status of our pension plans and actual asset returns to be below the assumed rate of return used to determine pension expense. If return on plan assets in future periods perform below expectations, future pension expense will increase. Further, as a result of the global economic instability, our pension plan investment portfolio has recently incurred greater volatility.

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

Based on current guidelines, assumptions and estimates, including stock market prices and interest rates, we plan to make cash contributions totaling approximately $15 million to our pension plans in 2010. Changes in the current assumptions and estimates could result in contributions in years beyond 2010 that are greater than the projected 2010 contributions required. We cannot predict whether changing market or economic conditions, regulatory changes or other factors will further increase our pension expenses or funding obligations, diverting funds we would otherwise apply to other uses.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

The Company’s corporate offices are located in North Canton, Ohio. The Company owns manufacturing facilities in Canton, Ohio, Lynchburg, Virginia, and Lexington, North Carolina. The Company also has manufacturing facilities in Belgium, Brazil, China, Hungary and India. The Company has selling, service and administrative offices in the following locations: throughout the United States, and in Australia, Austria, Barbados, Belgium, Belize, Brazil, Canada, Chile, China, Colombia, Costa Rica, Czech Republic, Dominican Republic, Ecuador, El Salvador, France, Greece, Guatemala, Haiti, Honduras, Hong Kong, Hungary, India, Indonesia, Italy, Kazakhstan, Malaysia, Mexico, Namibia, Netherlands, Nicaragua, Panama, Paraguay, Peru, Philippines, Portugal, Poland, Romania, Russia, Singapore, Slovakia, South Africa, Spain, Switzerland, Taiwan, Thailand, Turkey, the United Arab Emirates, the United Kingdom, Uruguay, Venezuela and Vietnam. The Company leases a majority of the selling, service and administrative offices under operating lease agreements.

The Company considers that its properties are generally in good condition, are well maintained, and are generally suitable and adequate to carry on the Company’s business.

ITEM 3: LEGAL PROCEEDINGS
(Dollars in thousands)

At December 31, 2009, the Company was a party to several lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the Company’s consolidated financial statements would not be materially affected by the outcome of any present legal proceedings, commitments, or asserted claims.

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

The Konkol, Ziolkowski, New Jersey Carpenter’s Pension Fund, Rein and Graham cases, which allege violations of the federal securities laws, have been consolidated into a single proceeding. The McDermott, Barnett, Farrell, Forbes and Gromek cases, which allege breaches of fiduciary duties under the Employee Retirement Income Security Act of 1974 with respect to the 401(k) plan, likewise have been consolidated into a single proceeding. The Company and the individual defendants deny the allegations made against them, regard them as without merit, and intend to defend themselves vigorously. On August 22, 2008, the district court dismissed the consolidated amended complaint in the consolidated securities litigation and entered a judgment in favor of the defendants. On December 22, 2009, the U.S. Court of Appeals for the Sixth Circuit affirmed the judgment of dismissal. On February 18, 2010, the U.S. Court of Appeals for the Sixth Circuit denied plaintiffs’ motion for rehearing en banc. In May 2009, the Company agreed to settle the 401(k) class action litigation for $4,500, to be paid out of the Company’s insurance policies. The settlement is subject to final documentation and approval of the court.

The Company, including certain of its subsidiaries, filed a lawsuit on May 30, 2008 (Premier Election Solutions, Inc., et al. v. Board of Elections of Cuyahoga County, et al., Case No. 08-CV-05-7841, (Franklin Cty. Ct Common Pleas)) against the Board of Elections of Cuyahoga County, Ohio, the Board of County Commissioners of Cuyahoga County, Ohio, (collectively, the County), and Ohio Secretary of State Jennifer Brunner (Secretary) regarding several Ohio contracts under which the Company provided voting equipment and related services to the State of Ohio and a number of its counties. The lawsuit was precipitated by the County’s threats to sue the Company for unspecified damages. The complaint seeks a declaration that the Company met its contractual obligations. In response, on July 15, 2008, the County filed an answer and counterclaim alleging that the voting system was defective and seeking declaratory relief and unspecified damages under several theories of recovery. In addition, the County is trying to pierce the Company’s “corporate veil” and hold Diebold, Incorporated directly liable for acts and omissions alleged to have been committed by its subsidiaries (even though Diebold, Incorporated is not a party to the contracts). In connection with the Company’s recent sale of those subsidiaries, it has agreed to indemnify the subsidiaries and their purchaser from any and all liabilities arising out of the lawsuit. The Secretary has also filed an answer and counterclaim seeking declaratory relief and unspecified damages under several theories of recovery. The Butler County Board of Elections has joined in, and incorporated by reference, the Secretary’s counterclaim.

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

Management is unable to determine the financial statement impact, if any, of the County’s and Secretary’s actions as of December 31, 2009.

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

ITEM 4: RESERVED

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common shares of the Company are listed on the New York Stock Exchange with a symbol of “DBD.” The price ranges of common shares of the Company for the periods indicated below are as follows:

	2009		2008		2007
	High	Low	High	Low	High	Low
1st Quarter	$29.75	$19.04	$39.30	$23.07	$48.42	$42.50
2nd Quarter	27.55	20.77	40.44	35.44	52.70	47.25
3rd Quarter	33.17	24.76	39.81	30.60	54.50	42.49
4th Quarter	33.06	25.04	34.47	22.50	45.90	28.32
Full Year	$33.17	$19.04	$40.44	$22.50	$54.50	$28.32

There were approximately 52,732 shareholders at December 31, 2009, which includes an estimated number of shareholders who have shares held in their accounts by banks, brokers, and trustees for benefit plans and the agent for the dividend reinvestment plan.

On the basis of amounts paid and declared, the annualized dividends per share were $1.04, $1.00 and $0.94 in 2009, 2008 and 2007, respectively.

Information concerning the Company’s share repurchases made during the fourth quarter of 2009:

			Total Number of	Maximum Number of
	Total Number		Shares Purchased as	Shares that May Yet
	of Shares	Average Price Paid	Part of Publicly	Be Purchased Under
Period	Purchased(1)	Per Share	Announced Plans	the Plans(2)
October	1,174	$31.83	—	2,926,500
November	—	—	—	2,926,500
December	48	25.85	—	2,926,500

Total	1,222	$31.59	—	2,926,500

(1)	Includes 1,174 shares in October and 48 shares in December surrendered or deemed surrendered to the Company in connection with the Company’s stock-based compensation plans.

(2)	The total number of shares repurchased as part of the publicly announced share repurchase plan was 9,073,500 as of December 31, 2009. The plan was approved by the Board of Directors in April 1997 and authorized the repurchase of up to two million shares. The plan was amended in June 2004 to authorize the repurchase of an additional two million shares, and was further amended in August and December 2005 to authorize the repurchase of an additional six million shares. In February 2007, the Board of Directors approved an increase in the Company’s share repurchase program by authorizing the repurchase of up to an additional two million of the Company’s outstanding common shares. The Company may purchase shares from time to time in open market purchases or privately negotiated transactions. The Company may make all or part of the purchases pursuant to accelerated share repurchases or Rule 10b5-1 plans. The plan has no expiration date and may be suspended or discontinued at any time.

PERFORMANCE GRAPH

The following graph compares the cumulative five-year total return provided to shareholders on the Company’s common stock versus the cumulative total returns of the S&P 500 index, the S&P Midcap 400 index and two customized peer groups of 28 companies and 44 companies respectively, whose individual companies are listed in footnotes 1 and 2 below. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in the Company’s common stock, in each index and in each of the peer groups on December 31, 2004 and its relative performance is tracked through December 31, 2009.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Diebold, Inc., The S&P 500 Index, The S&P 400 Index,
an Old Custom Composite Index (28 Stocks) and a New Custom Composite Index (44 Stocks)

*	$100 invested on 12/31/04 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

(1)	The 28 companies included in the Company’s Old Custom Composite Index are: Affiliated Computer Services, Inc.; Ametek, Inc.; Benchmark Electronics, Inc.; Cooper Industries plc; Corning Inc.; Crane Co.; Deluxe Corp.; Donaldson Company, Inc.; Dover Corp.; Fiserv, Inc.; FMC Technologies, Inc.; Harris Corp.; Hubbell Inc.; International Game Technology; Lennox International Inc.; Mettler-Toledo International Inc.; NCR Corp.; Pall Corp.; PerkinElmer, Inc.; Pitney Bowes Inc.; Rockwell Automation; Rockwell Collins, Inc.; Sauer-Danfoss Inc.; Teleflex Inc.; Thermo Fisher Scientific Inc.; Thomas & Betts Corp.; Unisys Corp.; and Varian Medical Systems, Inc.

(2)	The 44 companies included in the Company’s New Custom Composite Index are: Actuant Corp.; Affiliated Computer Services, Inc.; Agilent Technologies Inc.; Ametek, Inc.; Benchmark Electronics, Inc.; Brady Corp.; Cooper Industries plc; Corning Inc.; Crane Co.; Curtiss-Wright Corp.; Deluxe Corp.; Donaldson Company, Inc.; Dover Corp.; Fiserv, Inc.; Flowserve Corp.; FMC Technologies, Inc.; Goodrich Corp.; Harman International Industries Inc.; Harris Corp.; Hubbell Inc.; International Game Technology; Itron, Inc.; Lennox International Inc.; ManTech International Corp.; Mettler-Toledo International Inc.; Moog Inc.; NCR Corp.; Pall Corp.; Pentair, Inc.; PerkinElmer, Inc.; Pitney Bowes Inc.; Rockwell Automation; Rockwell Collins, Inc.; Roper Industries, Inc.; Sauer-Danfoss Inc.; SPX Corp.; Teledyne Technologies Inc.; Teleflex Inc.; The Brink’s Company; The Timken Company; Thomas & Betts Corp.; Unisys Corp.; Varian Medical Systems, Inc.; and Waters Corp.

The Custom Composite Index is the same index used by the Compensation Committee of our Board of Directors for purposes of benchmarking executive pay. Each year the Compensation Committee reviews the index, as companies may merge or be acquired, liquidated or otherwise disposed of, or may no longer be deemed to adequately represent our peers in the market. The index was expanded from 28 companies in 2008 to 44 companies in 2009, because the Compensation Committee determined that the Old Custom Composite Index no longer represented an appropriately sized sampling of peer companies.

ITEM 6: SELECTED FINANCIAL DATA

The following table should be read in conjunction with “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II — Item 8 — Financial Statements and Supplementary Data.”

	Year ended December 31,
	2009	2008	2007	2006	2005
	(In millions, except per share data)
Results of operations
Net sales	$2,718	$3,082	$2,888	$2,749	$2,437
Cost of sales	2,068	2,307	2,212	2,074	1,816

Gross profit	650	775	677	675	621

Income from continuing operations	79	115	105	92	104
(Loss) income from discontinued operations, net of tax	(47)	(19)	(58)	19	3

Net income	32	96	47	111	107
Less: Net income attributable to noncontrolling interests	(6)	(7)	(7)	(6)	(5)

Net income attributable to Diebold, Incorporated	$26	$89	$40	$105	$102

Basic earnings per common share:
Income from continuing operations	$1.10	$1.63	$1.49	$1.29	$1.40
(Loss) income from discontinued operations	(0.71)	(0.29)	(0.89)	0.28	0.05

Net income	$0.39	$1.34	$0.60	$1.57	$1.45

Diluted earnings per common share:
Income from continuing operations	$1.09	$1.62	$1.47	$1.27	$1.39
(Loss) income from discontinued operations	(0.70)	(0.29)	(0.88)	0.28	0.04

Net income	$0.39	$1.33	$0.59	$1.55	$1.43

Number of weighted-average shares outstanding
Basic shares	66	66	66	67	71
Diluted shares	67	66	67	67	71
Common dividends paid	$69	$67	$62	$58	$58
Common dividends paid per share	$1.04	$1.00	$0.94	$0.86	$0.82
Consolidated balance sheet data (as of period end)
Current assets	$1,588	$1,614	$1,594	$1,658	$1,528
Current liabilities	743	735	701	746	728
Net working capital	845	879	893	912	800
Property, plant and equipment, net	205	204	220	208	226
Total long-term liabilities	740	838	765	794	550
Total assets	2,555	2,538	2,595	2,560	2,341
Total equity	1,072	964	1,129	1,020	1,063

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of December 31, 2009
(Unaudited)
(dollars in thousands, except per share amounts)

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The MD&A is provided as a supplement and should be read in conjunction with the consolidated financial statements and accompanying notes that appear elsewhere in this annual report.

Introduction

Diebold, Incorporated is a global leader in providing integrated self-service delivery and security systems and services primarily to the financial, commercial, government, and retail markets. Founded in 1859, and celebrating 150 years of innovation in 2009, the Company today has more than 16,000 employees with representation in nearly 90 countries worldwide.

During the past three years, the Company’s management continued to execute against its strategic roadmap developed in 2006 to strengthen operations and build a strong foundation for future success in its two core lines of business: financial self-service and security solutions. This roadmap was built around five key priorities: increase customer loyalty; improve quality; strengthen the supply chain; enhance communications and teamwork; and rebuild profitability. Few years have been as challenging and eventful as 2009 — and fewer still have provided such fundamental opportunities to test the value the Company offers its customers around the world. During 2009, the economy, financial markets and banking system endured significant stresses. During this time the Company successfully balanced the need to invest in emerging growth markets with the need to remain competitive and reduce costs. Looking toward 2010, there are encouraging signs of stabilization and growth in each of the Company’s major geographic areas. The focus is on capturing this demand and on converting these opportunities into longer-term, services-driven relationships whenever possible. Also, the Company will continue to focus on remediation of its material weaknesses related to internal controls over financial reporting. Total costs incurred for remediation efforts were approximately $3,700 for the year ended December 31, 2009.

Income from continuing operations attributable to Diebold, Incorporated, net of tax, for the year ended December 31, 2009 was $73,102 or $1.09 per share, a decrease of 32 percent and 33 percent, respectively, from the year ended December 31, 2008. Total revenue for the year ended December 31, 2009 was $2,718,292, a decrease of 12 percent from 2008. Income from continuing operations attributable to Diebold, Incorporated, net of tax, for the year ended December 31, 2008 was $107,781 or $1.62 per share, an increase of 10 percent from the year ended December 31, 2007. Total revenue for the year ended December 31, 2008 was $3,081,838, an increase of 7 percent from 2007.

Vision and strategy

The Company’s vision is, “To be recognized as the essential partner in creating and implementing ideas that optimize convenience, efficiency and security.” This vision is the guiding principle behind the Company’s transformation to becoming a more services-oriented company. Today, service comprises more than 50 percent of the Company’s revenue. The Company expects that this percentage will continue to grow over time as the Company’s integrated services business continues to gain traction in the marketplace. Financial institutions are eager to reduce costs and optimize management and productivity of their ATM channels — and they are increasingly exploring outsourced solutions. The Company remains uniquely positioned to provide the infrastructure necessary to manage all aspects of an ATM network — hardware, software, maintenance, transaction processing, patch management and cash management — through its integrated product and service offerings. As evidence of the Company’s success in delivering world-class services for financial institutions’ non-core operations, the Company was listed among the International Association of Outsourcing Professionalstm 10 best outsourcing providers within the service industry in the 2009 Global Outsourcing 100tm rankings. In addition to being among the 10 best leaders of outsourcing providers

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of December 31, 2009 (Continued)
(Unaudited)
(dollars in thousands, except per share amounts)

within the service industry, the Company improved its overall position from the 2008 rankings in its third consecutive year on the list.

Another area of focus within the financial self-service business is broadening the Company’s deposit automation solutions set, including check imaging, envelope-free currency acceptance, teller automation, and payment and document imaging solutions. The Company’s ImageWay® check-imaging solution fulfills an industry-wide demand for cutting-edge technologies that enhance efficiencies. In addition, during 2009 the Company launched its latest innovation in its family of deposit automation solutions with the newly developed Enhanced Note Acceptor (ENA), a cash accepting device for ATMs. The ENA enables the deposit of up to 50 mixed-denomination notes in an easy, envelope-free transaction that authenticates and validates deposits, quickly and accurately. To date, the Company has shipped more than 50,000 deposit automation modules.

Within the security business, the Company is diversifying by expanding and enhancing offerings in its financial, government, commercial and retail markets. Critical areas of focus include expanding solutions within the financial market beyond traditional branch equipment and growing integrated/outsourcing services. The Company recently announced an outsourcing agreement with Delta Community Credit Union, headquartered in Atlanta, Georgia, making the Company the single-source provider for access control, credential management and monitoring solutions at the credit union. An outsourced security model provides financial institutions with end-to-end solutions, while reducing costs, improving efficiencies and trimming administrative requirements. Additional growth strategies include broadening the Company’s solutions portfolio in fire, energy management, remote video surveillance, logical security and integrated enterprise systems as well as expanding the distribution model. The Diebold Advanced Dealer Program was created to engage new distribution channels and will enable leading, pre-certified security dealers to leverage the Company’s advanced monitoring services. The program will expand the Company’s North American delivery network at local and regional levels, while enabling select dealers to provide new services to their customers. Authorized dealers can leverage the Company’s sophisticated monitoring solutions, including Site Sentry® Remote Video Monitoring, Site Sentry® Remote Video Storage, managed access control and energy management. These solutions will enable end users to enhance security, reduce workforce demands, increase efficiencies and deliver enterprise-wide return on investment.

During the third quarter of 2009, the Company sold its U.S. election systems business, primarily consisting of its subsidiary Premier Election Solutions, Inc. (PESI) for $12,147, including $5,000 of cash and contingent consideration with a fair value of $7,147, which represents 70 percent of any cash collected over a five-year period on the accounts receivable balance of the sold business as of August 31, 2009. The resulting pre-tax loss on the sale of $50,750 includes $56,566 of net assets of the business, primarily inventory, and $1,862 of other transactional costs. A few challenges to the sale of the Company’s U.S. election systems business have arisen. The Company cannot predict the impact, if any, such challenges will have on the sale or the Company’s results of operations.

Results of operations of the U.S. election systems business are included in loss from discontinued operations, net of tax, in the Company’s consolidated statements of income. As previously disclosed, the Company closed its enterprise security operations in the Europe, Middle East and Africa (EMEA) region during the fourth quarter of 2008. Results of operations of this enterprise security business are also included in loss from discontinued operations, net of tax, in the Company’s consolidated statements of income. Total loss from discontinued operations, net of tax, for the years ended December 31, 2009, 2008 and 2007 was $47,076, $19,198 and $58,287, respectively.

The focus for 2010 will be to continue striking an appropriate balance between reducing costs and investing in future growth. The Company will continue to differentiate itself using its total value proposition, particularly as it relates to deposit automation, enterprise security and services.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of December 31, 2009 (Continued)
(Unaudited)
(dollars in thousands, except per share amounts)

Cost savings initiatives

In 2006, the Company launched the SmartBusiness (SB) 100 initiative to deliver $100,000 in cost savings by the end of 2008. This key milestone was achieved in November 2008 with significant progress made in areas such as rationalization of product development, streamlining procurement, realigning the Company’s manufacturing footprint and improving logistics.

In September 2008, the Company announced a new goal to achieve an additional $100,000 in cost savings called SB 200 with a goal of eliminating $70,000 by the middle of 2010 and the remainder to be eliminated by the end of 2011. In 2009, in the face of a challenging environment, the Company exceeded its target of $35,000 for 2009 and is on track to deliver on its 2010 savings target.

Restructuring and other charges

The Company is committed to making the strategic decisions that not only streamline operations, but also enhance its ability to serve its customers. The Company remains confident in its ability to continue to execute on cost-reduction initiatives, deliver solutions that help improve customers’ businesses and create shareholder value. In 2009, the Company announced that it is ending all remaining Opteva ATM manufacturing in its Lexington, North Carolina facility. This will drive more volume and improved utilization through the Company’s Budapest and Shanghai manufacturing facilities.

Most recently, the Company announced it is realigning the organization and resources to better support opportunities in the emerging growth markets, resulting in the elimination of approximately 350 full-time jobs from its North America operations and corporate functions. During the year ended December 31, 2009, the Company incurred restructuring charges of $25,203 or $0.27 per share. The majority of these charges were related to reductions in the Company’s global workforce, field offices and warehousing facilities.

Net non-routine expenses of $15,144 or $0.27 per share, $45,145 or $0.54 per share and $7,288 or $0.08 per share impacted the year ended December 31, 2009, 2008 and 2007, respectively. For the year ended December 31, 2009, the Company incurred non-routine expenses of $1,467 in legal and other consultation fees related to the government investigations and a $25,000 charge related to an agreement in principle with the staff of the SEC to settle civil charges stemming from the staff’s pending enforcement inquiry. The agreement in principle with the staff of the SEC remains subject to the final approval of the SEC, and there can be no assurance that the SEC will accept the terms of the settlement negotiated with the staff. In addition, these expenses were offset by $11,323 of non-routine income, including $10,616 of reimbursements from the Company’s director and officer (D&O) insurance carriers related to legal and other expenses incurred as part of the government investigations. The Company continues to pursue reimbursement of the remaining incurred legal and other expenditures with its D&O insurance carriers. Non-routine expenses for the year ended December 31, 2008 were primarily from legal, audit and consultation fees related to the internal review of accounting items, restatement of financial statements, government investigations, as well as other advisory fees. Non-routine expenses for the year ended December 31, 2007 were primarily related to the internal review of accounting items related to the 2008 restatement of financial statements.

The following discussion of the Company’s financial condition and results of operations provide information that will assist in understanding the financial statements and the changes in certain key items in those financial statements.

The business drivers of the Company’s future performance include, but are not limited to:

•	timing of a self-service upgrade and/or replacement cycle, including deposit automation in mature markets such as the United States;

•	high levels of deployment growth for new self-service products in emerging markets, such as Asia Pacific;

•	demand for new service offerings, including integrated services and outsourcing; and

•	demand for security products and services for the financial, commercial, retail and government sectors.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of December 31, 2009 (Continued)
(Unaudited)
(dollars in thousands, except per share amounts)

The table below presents the changes in comparative financial data for the years ended December 31, 2009, 2008 and 2007. Comments on significant year-to-year fluctuations follow the table. The following discussion should be read in conjunction with the consolidated financial statements and the accompanying notes that appear elsewhere in this annual report.

	Year Ended December 31,
	2009			2008			2007
		% of	%		% of	%		% of
	Dollars	Net Sales	Change	Dollars	Net Sales	Change	Dollars	Net Sales
Net sales
Products	$1,238,346	45.6	(18.1)	$1,511,856	49.1	7.9	$1,401,374	48.5
Services	1,479,946	54.4	(5.7)	1,569,982	50.9	5.6	1,486,977	51.5

	2,718,292	100.0	(11.8)	3,081,838	100.0	6.7	2,888,351	100.0

Cost of sales
Products	944,090	34.7	(14.1)	1,098,633	35.6	6.4	1,032,264	35.7
Services	1,124,202	41.4	(7.0)	1,208,328	39.2	2.5	1,179,267	40.8

	2,068,292	76.1	(10.3)	2,306,961	74.9	4.3	2,211,531	76.6

Gross profit	650,000	23.9	(16.1)	774,877	25.1	14.5	676,820	23.4
Selling and administrative expenses	424,875	15.6	(17.4)	514,154	16.7	12.6	456,479	15.8
Research, development and engineering expense	72,026	2.6	(1.4)	73,034	2.4	8.9	67,081	2.3
Impairment of assets	2,500	0.1	(42.9)	4,376	0.1	N/A	—	—
Loss (gain) on sale of assets, net	7	—	(98.3)	403	—	N/M	(6,392)	(0.2)

	499,408	18.4	(15.6)	591,967	19.2	14.5	517,168	17.9
Operating profit	150,592	5.5	(17.7)	182,910	5.9	14.6	159,652	5.5
Other expense, net	(26,785)	(1.0)	0.7	(26,593)	(0.9)	90.0	(13,999)	(0.5)

Income from continuing operations before taxes	123,807	4.6	(20.8)	156,317	5.1	7.3	145,653	5.0
Taxes on income	44,477	1.6	7.2	41,496	1.3	2.7	40,414	1.4

Income from continuing operations	79,330	2.9	(30.9)	114,821	3.7	9.1	105,239	3.6
Loss from discontinued operations, net of tax	(9,884)	(0.4)	(48.5)	(19,198)	(0.6)	(67.1)	(58,287)	(2.0)
Loss on sale of discontinued operations, net of tax	(37,192)	(1.4)	N/A	—	—	N/A	—	—

Net income	32,254	1.2	(66.3)	95,623	3.1	103.7	46,952	1.6
Less: Net income attributable to noncontrolling interests	(6,228)	(0.2)	(11.5)	(7,040)	(0.2)	(5.0)	(7,411)	(0.3)

Net income attributable to Diebold, Incorporated	$26,026	1.0	(70.6)	$88,583	2.9	124.0	$39,541	1.4

Amounts attributable to Diebold, Incorporated
Income from continuing operations, net of tax	$73,102	2.7		$107,781	3.5		$97,828	3.4
Loss from discontinued operations, net of tax	(47,076)	(1.7)		(19,198)	(0.6)		(58,287)	(2.0)

Net income attributable to Diebold, Incorporated	$26,026	1.0		$88,583	2.9		$39,541	1.4

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of December 31, 2009 (Continued)
(Unaudited)
(dollars in thousands, except per share amounts)

RESULTS OF OPERATIONS

2009 comparison with 2008

Net Sales

The following table represents information regarding our net sales:

	Year ended
	December 31,
	2009	2008	$ Change	% Change
Net sales	$2,718,292	$3,081,838	$(363,546)	(11.8)

Financial self-service sales in 2009 decreased by $171,420 or 7.7 percent compared to 2008. The decrease in financial self-service sales included a net negative currency impact of $42,668, of which approximately 43 percent and 34 percent related to European currencies and Brazilian real, respectively. The Americas decreased $58,058 or 4.1 percent largely due to spend reductions in the U.S. regional bank segment as well as unfavorable currency impact in Brazil. EMEA decreased $123,159 or 26.3 percent from 2008 driven predominantly by decreased volume in the Company’s distributor business as poor economic conditions persist. Asia Pacific increased $9,797 or 2.8 percent due to strong performance in India, partially offset by a decrease in China related to 2008 Summer Olympic sales that did not recur in 2009.

Security solutions sales in 2009 decreased by $131,813 or 17.0 percent compared to 2008. The Americas decreased $107,965 or 14.8 percent due to weakness in the North American banking segment, related to lack of new branch construction. Market weakness in the commercial and government segments also contributed to the overall decrease in security solutions sales. Asia Pacific decreased $23,236 or 50.9 percent from 2008 due to projects in Australia in 2008 that did not recur in 2009.

There were no election systems sales in 2009 compared to $61,558 of Brazilian-based sales in 2008. This business has historically been cyclical, recurring every other year. The Brazilian lottery systems sales increased $1,245 in 2009 compared to 2008.

Gross Profit

The following table represents information regarding our gross profit:

	Year ended
	December 31,		$ Change/
	2009	2008	% Point Change	% Change
Gross profit — products	294,256	413,223	(118,967)	(28.8)
Gross profit — services	355,744	361,654	(5,910)	(1.6)

Total gross profit	$650,000	$774,877	$(124,877)	(16.1)

Gross profit margin	23.9%	25.1%	(1.2)

Product gross margin was 23.8 percent in 2009 compared to 27.3 percent in 2008. Benefits realized from the Company’s cost savings initiatives in 2009 were more than offset by unfavorable sales mix within North America, sales weakness in Europe and no Brazilian-based election systems sales in 2009. The unfavorable sales mix within North America was driven by a significant reduction in U.S. regional bank sales with a smaller deterioration in U.S. national bank sales. Product gross margin was also adversely affected by the lower volumes in the Company’s distributor business in EMEA, as well as unfavorable absorption in the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of December 31, 2009 (Continued)
(Unaudited)
(dollars in thousands, except per share amounts)

Hungary manufacturing plant due to lower production volume. Additionally, product gross margin included $5,348 and $15,936 of restructuring charges in 2009 and 2008, respectively, related to manufacturing realignment.

Service gross margin was 24.0 percent in 2009 compared to 23.0 percent in 2008. The year-over-year improvement in service margin was driven by lower fuel prices and continued productivity gains in the United States as well as increased sales in Asia Pacific and favorable currency impact in Latin America. These improvements were partially offset by higher scrap expense in North America. Restructuring charges included in service cost of sales were $7,488 in 2009 and $9,663 in 2008.

Operating Expenses

The following table represents information regarding our operating expenses:

	Year ended
	December 31,
	2009	2008	$ Change	% Change
Selling and administrative expense	$424,875	$514,154	$(89,279)	(17.4)
Research, development, and engineering expense	72,026	73,034	(1,008)	(1.4)
Impairment of assets	2,500	4,376	(1,876)	(42.9)
Loss on sale of assets, net	7	403	(396)	(98.3)

Total operating expenses	$499,408	$591,967	$(92,559)	(15.6)

Selling and administrative expense decreased in 2009 due to lower net non-routine expenses and impairment charges, non-routine income, continued focus on cost reduction initiatives, declines in sales contributing to lower commission and strengthening of the U.S. dollar. Selling and administrative expense in 2009 included $11,323 of non-routine income, including $10,616 of reimbursements from the Company’s D&O insurance carriers related to legal and other expenses incurred as part of the SEC and DOJ investigations (government investigations) and non-routine expenses of $1,467 which consisted of legal, audit and consultation fees primarily related to the internal review of other accounting items, restatement of financial statements and the ongoing government investigations compared to $45,145 of non-routine expenses and impairment charges in 2008. Included in the non-routine expenses for 2008 was a $13,500 financial advisor fee as a result of the withdrawal of the unsolicited takeover bid from United Technologies Corp. In addition, selling and administrative expense included $10,276 of restructuring charges in 2009 compared to $11,265 of restructuring charges in 2008.

Research, development, and engineering expense as a percent of net sales in 2009 and 2008 was 2.6 and 2.4 percent, respectively. The increase as a percent of net sales was due to lower sales volume in 2009. Restructuring charges related to product development rationalization of $2,091 were included in research, development, and engineering expense for 2009 as compared to $3,649 of restructuring charges in 2008.

An impairment charge of $2,500 was incurred in 2009 related to the discontinuation of the brand name Firstline, Incorporated. The Company also incurred a charge of $4,376 in 2008 related to the write-down of intangible assets from the 2004 acquisition of TFE Technology.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of December 31, 2009 (Continued)
(Unaudited)
(dollars in thousands, except per share amounts)

Operating Profit

The following table represents information regarding our operating profit:

	Year ended
	December 31,		$ Change/
	2009	2008	% Point Change	% Change
Operating profit	$150,592	$182,910	$(32,318)	(17.7)
Operating profit margin	5.5%	5.9%	(0.4)

The decrease in operating profit resulted from lower gross profit related to lower product revenue volume and unfavorable customer sales mix within North America and EMEA. This was partially offset by lower operating expense in 2009 resulting from lower non-routine expenses, continued focus on cost reduction initiatives, and strengthening of the U.S. dollar.

Other Income (Expense)

The following table represents information regarding our other income (expense):

	Year ended
	December 31,		$ Change/
	2009	2008	% Point Change	% Change
Investment income	$29,016	$25,218	$3,798	15.1
Interest expense	(35,452)	(45,367)	9,915	(21.9)
Foreign exchange loss, net	(922)	(8,785)	7,863	(89.5)
Miscellaneous, net	(19,427)	2,341	(21,768)	N/M

Other income (expense)	$(26,785)	$(26,593)	$(192)	0.7

Percentage of net sales	(1.0)	(0.9)	(0.1)

Investment income in 2009 included a gain of $2,225 on assets held in a rabbi trust under a deferred compensation arrangement. The change in interest expense was due to lower interest rates and a lower overall average debt balance in 2009. The change in foreign exchange loss, net was primarily due to the Company hedging more of its foreign currency exposure in 2009 compared to 2008. The change in miscellaneous, net between years was due to a charge of $25,000 in 2009 as the Company reached an agreement in principle with the staff of the SEC to settle the civil charges stemming from the staff’s pending enforcement inquiry. The agreement in principle with the staff of the SEC remains subject to the final approval of the SEC, and there can be no assurance that the SEC will accept the terms of the settlement negotiated with the staff.

Income from Continuing Operations

The following table represents information regarding our income from continuing operations:

	Year ended
	December 31,		$ Change/
	2009	2008	% Point Change	% Change
Income from continuing operations	$79,330	$114,821	$(35,491)	(30.9)
Percent of net sales	2.9	3.7	(0.8)
Effective tax rate	35.9%	26.5%	9.4

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of December 31, 2009 (Continued)
(Unaudited)
(dollars in thousands, except per share amounts)

The decrease in net income from continuing operations was related to lower gross profit and an unfavorable change in the effective tax rate, partially offset by lower operating expenses. The 9.4 percent increase in the effective tax rate for 2009 was primarily attributable to: out-of-period adjustments totaling approximately $9,000, the non-deductible SEC charge and an increase in a deferred tax asset valuation allowance related to the Company’s operations in Brazil offset by changes in mix of income from various tax jurisdictions. Refer to Note 1 to the consolidated financial statements for details related to the out-of-period adjustments which the Company determined were immaterial in all prior interim and annual periods and to 2009 results.

Loss from Discontinued Operations

The following table represents information regarding our loss from discontinued operations:

	Year ended
	December 31,		$ Change/
	2009	2008	% Point Change	% Change
Loss from discontinued operations, net of tax	$(47,076)	$(19,198)	$(27,878)	N/M
Percent of net sales	(1.7)	(0.6)	(1.1)

The 2009 sale of the U.S. elections systems business resulted in a loss, net of tax, of $37,192. Losses from discontinued operations, net of tax were $9,884 and $19,198 in 2009 and 2008, respectively. Included in the 2008 discontinued operations was a non-cash pre-tax asset impairment charge of $16,658 related to the discontinuance of the Company’s EMEA-based enterprise security business.

Net Income Attributable to Diebold, Incorporated

The following table represents information regarding our net income:

	Year ended
	December 31,		$ Change/
	2009	2008	% Point Change	% Change
Net income attributable to Diebold, Incorporated	$26,026	$88,583	$(62,557)	(70.6)
Percent of net sales	1.0	2.9	(1.9)

Based on the results from continuing and discontinued operations discussed above, the Company reported net income attributable to Diebold, Incorporated of $26,026 and $88,583 for the years ended December 31, 2009 and 2008, respectively.

Segment Revenue and Operating Profit Summary

DNA net sales of $1,382,461 for 2009 decreased $153,530 or 10.0 percent compared to 2008. The decrease in DNA net sales was due to decreased volume in the regional product business, as well as security solutions product and service offerings. DI net sales of $1,330,278 for 2009 decreased by $149,703 or 10.1 percent compared to 2008. The decrease in DI net sales was due to lower volume across most operating units, led by reductions of $123,771 in EMEA and $22,420 in Latin America. ES & Other net sales of $5,553 for 2009 decreased $60,313 or 91.6 percent compared to 2008. The decrease was due to a lack of Brazilian voting revenue in 2009, due to its cyclical nature, compared to $61,558 in 2008. Revenue from lottery systems was $5,553 for 2009, an increase of $1,245 compared to 2008.

DNA operating profit for 2009 decreased by $24,885 or 28.0 percent compared to 2008. Operating profit was unfavorably affected by revenue mix between the regional and national accounts within the product business, as well as unfavorable security performance. This was partially offset by higher service profitability and the company’s ongoing cost reduction efforts. DI

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of December 31, 2009 (Continued)
(Unaudited)
(dollars in thousands, except per share amounts)

operating profit for 2009 increased by $3,951 or 4.9 percent compared to 2008. The increase was due to decreases in restructuring expense and higher service margin performance, partially offset by lower revenue volume. Operating profit for ES & Other decreased by $11,384 or 85.3 percent compared to 2008 as a result of lower revenue in the Brazilian election systems business.

Refer to note 19 to the consolidated financial statements for further details of segment revenue and operating profit.

2008 comparison with 2007

Net Sales

The following table represents information regarding our net sales:

	Year ended
	December 31,
	2008	2007	$ Change	% Change
Net sales	$3,081,838	$2,888,351	$193,487	6.7

Financial self-service sales in 2008 increased by $169,456 or 8.2 percent compared to 2007. The increase in financial self-service sales included a net positive currency impact of $47,702, of which approximately 52 and 24 percent related to the Brazilian real and European currencies, respectively. The Americas increased $125,052 or 9.7 percent due to increased sales in Brazil of $90,300 related to several large orders and also positive currency impact. EMEA decreased $23,822 or 4.8 percent due to decreased volume in the Company’s distributor business and France, partially offset by an increase in Belgium. Asia Pacific increased $68,226 or 23.8 percent due to higher sales volume, with approximately two-thirds of the total growth coming from China along with additional contributions from India and Thailand.

Security solutions sales in 2008 decreased by $37,262 or 4.6 percent compared to 2007. The Americas decreased $31,164 or 4.1 percent due to weakness in the North American banking segment and reduced spending by major customers in the retail markets. Government and commercial security businesses, in total, were up slightly in 2008 compared to 2007.

There was $61,558 of Brazilian-based election systems sales in 2008 compared to none in 2007. This business has historically been cyclical, recurring every other year. The Brazilian lottery systems revenue decreased $265 in 2008 compared to 2007.

Gross Profit

The following table represents information regarding our gross profit:

	Year ended
	December 31,		$ Change/
	2008	2007	% Point Change	% Change
Gross profit — products	413,223	369,110	44,113	12.0
Gross profit — services	361,654	307,710	53,944	17.5

Total gross profit	$774,877	$676,820	$98,057	14.5

Gross profit margin	25.1%	23.4%	1.7

Product gross margin was 27.3 percent in 2008 compared to 26.3 percent in 2007. Product gross margin included restructuring charges of $15,936 and $27,349 in 2008 and 2007, respectively. The 2007 restructuring charges were primarily related to the closure of the manufacturing plant in Cassis, France. In addition, product gross margin in 2008 was positively affected by the Brazilian election systems business and benefits realized from cost savings initiatives. This favorability was

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of December 31, 2009 (Continued)
(Unaudited)
(dollars in thousands, except per share amounts)

partially offset by unfavorable sales mix within North America, higher steel and commodity costs, and price erosion in certain international markets.

Service gross margin for 2008 was 23.0 percent compared with 20.7 percent for 2007. Service gross margin was adversely affected by $9,663 of restructuring charges in 2008 and $1,319 in 2007. Despite increased restructuring charges and significant year-over-year increases in fuel costs, service gross margin reflects savings from our cost savings initiatives, productivity and efficiency gains, and improved product quality.

Operating Expenses

The following table represents information regarding our operating expenses:

	Year ended December 31,
	2008	2007	$ Change	% Change
Selling and administrative expense	$514,154	$456,479	$57,675	12.6
Research, development, and engineering expense	73,034	67,081	5,953	8.9
Impairment of assets	4,376	—	4,376	N/A
(Gain) loss on sale of assets, net	403	(6,392)	6,795	N/M

Total operating expenses	$591,967	$517,168	$74,799	14.5

Selling and administrative expense was adversely impacted by $11,265 of restructuring charges in 2008 compared to $1,299 of restructuring charges in 2007. In addition, selling and administrative expenses were adversely affected by non-routine expenses of $45,145 in 2008 and $7,288 in 2007. These non-routine expenses consisted of legal, audit and consultation fees, primarily related to the internal review of other accounting items, restatement of financial statements and the ongoing government investigations and related advisory fees. Included in the non-routine expenses for 2008 was a $13,500 financial advisor fee as a result of the withdrawal of the unsolicited takeover bid from United Technologies Corp. Selling and administrative expense in 2008 was also unfavorably impacted by a weakening of the U.S. dollar.

Research, development and engineering expense as a percent of net sales in 2008 and 2007 was 2.4 and 2.3 percent, respectively. Restructuring charges of $63 were included in research, development and engineering expense for 2007 as compared to $3,649 of restructuring charges in 2008 related to product development rationalization.

In 2008, the Company incurred a charge of $4,376 for the impairment of intangible assets related to the 2004 acquisition of TFE Technology, a maintenance provider of network and hardware service solutions to federal and state government agencies and commercial firms.

The gain on sale of assets, net in 2007 was primarily related to a $6,438 gain on the sale of the Company’s manufacturing facility in Cassis, France, associated with restructuring initiatives.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of December 31, 2009 (Continued)
(Unaudited)
(dollars in thousands, except per share amounts)

Operating Profit

The following table represents information regarding our operating profit:

	Year ended
	December 31,		$ Change/
	2008	2007	% Point Change	% Change
Operating profit	$182,910	$159,652	$23,258	14.6
Operating profit margin	5.9%	5.5%	0.4

The increase in operating profit resulted from the Brazilian election systems business as well as higher revenue and profitability in the U.S. and international service markets. This was partially offset by the increase in non-routine expenses as well as higher restructuring charges.

Other Income (Expense)

The following table represents information regarding our other income (expense):

	Year ended
	December 31,		$ Change/
	2008	2007	% Point Change	% Change
Investment income	$25,218	$22,489	$2,729	12.1
Interest expense	(45,367)	(41,320)	(4,047)	9.8
Foreign exchange (loss) gain, net	(8,785)	1,326	(10,111)	N/M
Miscellaneous, net	2,341	3,506	(1,165)	(33.2)

Other income (expense)	$(26,593)	$(13,999)	$(12,594)	90.0

Percentage of net sales	(0.9)	(0.5)	(0.4)

The change in other income (expense) between years was due to moving from a foreign exchange gain in 2007 of $1,326 to a foreign exchange loss in 2008 of $8,785. The change in foreign exchange (loss) gain, net was primarily due to the Company hedging less of its foreign currency exposure in 2008 compared to 2007.

Income from Continuing Operations

The following table represents information regarding our income from continuing operations:

	Year ended
	December 31,		$ Change/
	2008	2007	% Point Change	% Change
Income from continuing operations	$114,821	$105,239	$9,582	9.1
Percent of net sales	3.7	3.6	0.1
Effective tax rate	26.5%	27.7%	(1.2)

The increase in income from continuing operations was related to the Brazilian election systems business as well as higher revenue and profitability in the U.S. and international service markets. This was partially offset by the increase in non-routine

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of December 31, 2009 (Continued)
(Unaudited)
(dollars in thousands, except per share amounts)

expenses, higher restructuring charges, and an unfavorable change in foreign exchange gain (loss) between years within other income (expense).

Loss from Discontinued Operations

The following table represents information regarding our loss from discontinued operations:

	Year ended
	December 31,		$ Change/
	2008	2007	% Point Change	% Change
Loss from discontinued operations, net of tax	$(19,198)	$(58,287)	$39,089	(67.1)
Percent of net sales	(0.6)	(2.0)	1.4

Discontinued operations in the EMEA-based enterprise security business negatively impacted net income. This business was not achieving an acceptable level of profitability and therefore, the operations were closed entirely. Included in the 2008 discontinued operations was a non-cash pre-tax asset impairment charge of $16,658 related to the discontinuance of the Company’s EMEA-based enterprise security business. As disclosed in September 2009, the company sold its U.S. elections systems business, which is considered part of discontinued operations and included a pre-tax goodwill impairment for PESI of $46,319 in 2007.

Net Income Attributable to Diebold, Incorporated

The following table represents information regarding our net income:

	Year ended
	December 31,		$ Change/
	2008	2007	% Point Change	% Change
Net income attributable to Diebold, Incorporated	$88,583	$39,541	$49,042	124.0
Percent of net sales	2.9	1.4	1.5

Based on the results from continuing and discontinued operations discussed above, the Company reported net income attributable to Diebold, Incorporated of $88,583 and $39,541 for the years ended December 31, 2008 and 2007.

Segment Revenue and Operating Profit Summary

DNA net sales of $1,535,991 for 2008 decreased $7,059 or 0.5 percent compared to 2007. The decrease in DNA net sales was due to decreased volume from the security solutions product and service offerings. DI net sales of $1,479,981 for 2008 increased by $139,253 or 10.4 percent compared to 2007. The increase in DI net sales was due to growth across most international markets, led by $90,300 in Brazil and $62,714 in Asia Pacific. ES & Other net sales of $65,866 for 2008 increased $61,293 compared to 2007. The increase was due to higher Brazilian voting revenue of $61,558. Revenue from lottery systems was $4,308 for 2008, a decrease of $265 compared to 2007.

DNA operating profit for 2008 decreased by $21,449 or 19.5 percent compared to 2007. Operating profit was unfavorably affected by higher non-routine expenses, workforce optimization restructuring charges, and increased commodity costs. This was partially offset by higher service profitability and benefits realized from the Company’s ongoing cost reduction efforts. DI operating profit for 2008 increased by $33,550 or 71.0 percent compared to 2007. The increase was due to higher volume in Brazil and China as a result of several large orders. Operating profit for ES & Other increased by $11,157 moving from operating profit of $2,189 in 2007 to an operating profit of $13,346 in 2008.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of December 31, 2009 (Continued)
(Unaudited)
(dollars in thousands, except per share amounts)

Refer to note 19 to the consolidated financial statements for further details of segment revenue and operating profit.

LIQUIDITY AND CAPITAL RESOURCES

Capital resources are obtained from income retained in the business, borrowings under the Company’s senior notes, committed and uncommitted credit facilities, long-term industrial revenue bonds, and operating and capital leasing arrangements. Refer to notes 10 and 11 to the consolidated financial statements regarding information on outstanding and available credit facilities, senior notes and bonds. Management expects that the Company’s capital resources will be sufficient to finance planned working capital needs, research and development activities, investments in facilities or equipment, pension contributions, and the purchase of the Company’s shares for at least the next 12 months. A substantial portion of cash and cash equivalents and short-term investments reside in international tax jurisdictions. Repatriation of these funds could be negatively impacted by potential foreign and domestic taxes. Part of the Company’s growth strategy is to pursue strategic acquisitions. The Company has made acquisitions in the past and intends to make acquisitions in the future. The Company intends to finance any future acquisitions with either cash and short-term investments, cash provided from operations, borrowings under available credit facilities, proceeds from debt or equity offerings and/or the issuance of common shares.

The following table summarizes the results of our consolidated statement of cash flows:

	Year ended December 31,
	2009	2008	2007
Net cash flow provided (used) by:
Operating activities	$299,338	$284,691	$150,260
Investing activities	(93,234)	(142,484)	(80,370)
Financing activities	(130,988)	(87,689)	(135,276)
Effect of exchange rate changes on cash and cash equivalents	11,874	(19,416)	17,752

Net increase (decrease) in cash and cash equivalents	$86,990	$35,102	$(47,634)

During 2009, the Company generated $299,338 in cash from operating activities, an increase of $14,647 or 5.1 percent from 2008. Cash flows from operating activities are generated primarily from operating income and managing the components of working capital. Cash flows from operating activities during the year ended December 31, 2009 were positively affected by changes in trade receivables, inventories, other current assets and deferred revenue partially offset by a $35,491 decrease in income from continuing operations, changes in accounts payable and certain other assets and liabilities.

Net cash used for investing activities was $93,234 in 2009, a decrease of $49,250 from $142,484 in 2008. The decrease was primarily due to a $33,171 decrease in net payments for purchases of investments. The Company’s capital expenditures decreased by $13,645 in 2009 compared to 2008, largely due to investments in information technology systems during 2008 which did not recur at the same level in 2009. In addition, the Company received cash proceeds from sale of discontinued operations of $9,908 in 2009. These activities were partially offset by an increase of $6,642 in certain other assets, primarily related to continued investment in software that enables the Company to deliver self-service and security technologies to its customers.

Net cash used for financing activities was $130,988 in 2009, an increase of $43,299 from $87,689 in 2008. The increase was primarily due to a $39,146 increase in net repayments of notes payable.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of December 31, 2009 (Continued)
(Unaudited)
(dollars in thousands, except per share amounts)

Dividends

The Company paid dividends of $69,451, $66,563 and $62,442 in the years ended December 31, 2009, 2008 and 2007 respectively. Annualized dividends per share were $1.04, $1.00 and $0.94 for the years ended December 31, 2009, 2008 and 2007, respectively. The Company declared a first-quarter 2010 cash dividend of $0.27 per share. The new cash dividend, which represents $1.08 per share on an annual basis, is an increase of 3.8 percent over the cash dividend paid in 2009 and marks the Company’s 57th consecutive annual increase.

Contractual Obligations and Off-Balance Sheet Arrangements

The following table summarizes the Company’s approximate obligations and commitments to make future payments under contractual obligations as of December 31, 2009:

		Payment due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Operating lease obligations	$227,614	$56,429	$96,330	$47,761	$27,094
Industrial development revenue bonds	11,900	—	—	—	11,900
Notes payable	556,915	16,915	240,000	75,000	225,000
Interest on bonds and notes payable(1)	137,510	25,240	51,589	32,204	28,477
Purchase commitments	13,441	12,883	558	—	—

	$947,380	$111,467	$388,477	$154,965	$292,471

(1)	Amounts represent estimated contractual interest payments on outstanding bonds and notes payable. Rates in effect as of December 31, 2009 are used for variable rate debt.

The Company also has uncertain tax positions of $10,116, for which there is a high degree of uncertainty as to the expected timing of payments (refer to note 4 to the consolidated financial statements).

The Company expects to contribute $14,767 to its pension plans in the year ending December 31, 2010.

In October 2009, the Company entered into a three-year credit facility, which replaced the existing credit facility. As of December 31, 2009, the Company had borrowing limits totaling $507,463 ($400,000 and €75,000, translated) under this facility. Under the terms of the credit facility agreement, the Company has the ability, subject to various approvals, to increase the borrowing limits by $200,000 and €37,500. Up to $30,000 and €15,000 of the revolving credit facility is available under a swing line subfacility. The Company incurred $4,539 of fees to its creditors in conjunction with the credit facility which will be amortized as a component of interest expense over the term of the facility.

In March 2006, the Company issued senior notes in an aggregate principal amount of $300,000 with a weighted-average fixed interest rate of 5.50 percent. The maturity dates of the senior notes are staggered, with $75,000, $175,000 and $50,000 becoming due in 2013, 2016 and 2018, respectively. Additionally, the Company entered into a derivative transaction to hedge interest rate risk on $200,000 of the senior notes, which was treated as a cash flow hedge. This reduced the effective interest rate by 14 basis points from 5.50 to 5.36 percent.

The Company’s financing agreements contain various restrictive financial covenants, including net debt to capitalization and net interest coverage ratios. As of December 31, 2009, the Company was in compliance with the financial covenants in its debt agreements.

The Company does not participate in transactions that facilitate off-balance sheet arrangements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of December 31, 2009 (Continued)
(Unaudited)
(dollars in thousands, except per share amounts)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidated financial statements. The consolidated financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities and reported amounts of revenues and expenses. Such estimates include the value of purchase consideration, valuation of trade receivables, inventories, goodwill, intangible assets, other long-lived assets, legal contingencies, guarantee obligations, indemnifications and assumptions used in the calculation of income taxes, pension and postretirement benefits and customer incentives, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic difficulties in the United States credit markets and the global markets. Management monitors the economic conditions and other factors and will adjust such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile foreign currency and equity, and declines in the global economic environment have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

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

Revenue Recognition The Company’s revenue recognition policy is consistent with the requirements of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 985-605, Software — Revenue Recognition (ASC 985-605) and FASB ASC 605, Revenue Recognition (ASC 605). In general, the Company records revenue when it is realized, or realizable and earned. The Company considers revenue to be realized, or realizable and earned, when the following revenue recognition requirements are met: persuasive evidence of an arrangement exists, which is a customer contract; the products or services have been accepted by the customer via delivery or installation acceptance; the sales price is fixed or determinable within the contract; and collectability is probable.

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

Self-Service Product & Service Revenue Self-service products pertain to ATMs. Included within the ATM is software, which operates the ATM. The related software is considered more than incidental to the equipment as a whole. Revenue is recognized in accordance with ASC 985-605 the application of which requires judgment, including the determination of whether a software arrangement includes multiple elements. The Company also provides service contracts on ATMs. Service contracts

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of December 31, 2009 (Continued)
(Unaudited)
(dollars in thousands, except per share amounts)

typically cover a 12-month period and can begin at any given month during the year after the standard warranty period expires. The service provided under warranty is significantly limited as compared to those offered under service contracts. Further, warranty is not considered a separate element of the sale. The Company’s warranty covers only replacement of parts inclusive of labor. Service contracts are tailored to meet the individual needs of each customer. Service contracts provide additional services beyond those covered under the warranty, and usually include preventative maintenance service, cleaning, supplies stocking and cash handling, all of which are not essential to the functionality of the equipment. For sales of service contracts, where the service contract is the only element of the sale, revenue is recognized ratably over the life of the contract period. In contracts that involve multiple-element arrangements, amounts deferred for services are determined based upon vendor specific objective evidence of the fair value of the elements as prescribed in ASC 985-605. The Company determines fair value of deliverables within a multiple-element arrangement based on the price charged when each element is sold separately or stated renewal prices. Changes to the elements in an arrangement that includes software and the ability to establish vendor specific objective evidence could materially impact the amount of earned or deferred revenue. There have been no material changes to these estimates for the periods presented and the Company believes that these estimates generally should be not subject to significant changes in the future.

Physical Security & Facility Revenue The Company’s Physical Security and Facility Products division design and manufacture several of the Company’s financial service solutions offerings, including the RemoteTellertm System (RTS). The business unit also develops vaults, safe deposit boxes and safes, drive-up banking equipment and a host of other banking facilities products. Revenue on sales of the products described above is recognized when the four revenue recognition requirements of ASC 605 have been met.

Election Systems Revenue The Company, through its wholly-owned subsidiary, Procomp Industria Eletronica LTDA, offers elections systems product solutions and support to the government in Brazil. Election systems revenue consists of election equipment, networking, tabulation and diagnostic software development, training, support and maintenance. The election equipment components are included in product revenue. The software development, training, support and maintenance components are included in service revenue. The election systems contracts can contain multiple elements and custom terms and conditions. In contracts that involve multiple-elements, amounts deferred for services are based upon the fair value of the elements as prescribed in FASB ASC 605-25 Revenue Recognition — Multiple-Element Arrangements (ASC 605-25), which requires judgment about as to whether the deliverables can be divided into more than one unit of accounting and whether the separate units of accounting have value to the customer on a stand-alone basis. Changes to these elements could affect the timing of revenue recognition. There have been no material changes to these elements for the periods presented.

Integrated Security Solutions Revenue Diebold Integrated Security Solutions provides global sales, service, installation, project management and monitoring of original equipment manufacturer (OEM) electronic security products to financial, government, retail and commercial customers. These solutions provide the Company’s customers a single-source solution to their electronic security needs. Revenue is recognized in accordance with ASC 605. Revenue on sales of the products described above is recognized upon shipment, installation or customer acceptance of the product as defined in the customer contract. In contracts that involve multiple-elements, amounts deferred for services are based upon the fair value of the elements as prescribed in ASC 605-25, which requires judgment about as to whether the deliverables can be divided into more than one unit of accounting and whether the separate units of accounting have value to the customer on a stand-alone basis. Changes to these elements could affect the timing of revenue recognition. There have been no material changes to these elements for the periods presented.

Software Solutions & Service Revenue The Company offers software solutions consisting of multiple applications that process events and transactions (networking software) along with the related server. Sales of networking software represent software solutions to customers that allow them to network various different vendors’ ATMs onto one network and revenue is

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of December 31, 2009 (Continued)
(Unaudited)
(dollars in thousands, except per share amounts)

recognized in accordance with ASC 985-605. Included within service revenue is revenue from software support agreements, which are typically 12 months in duration and pertain to networking software. For sales of software support agreements, where the agreement is the only element of the sale, revenue is recognized ratably over the life of the contract period. In contracts that involve multiple-elements, amounts deferred for support are based upon vendor specific objective evidence of the fair value of the elements as prescribed in ASC 985-605, which requires judgment about as to whether the deliverables can be divided into more than one unit of accounting and whether the separate units of accounting have value to the customer on a stand-alone basis. Changes to these elements could affect the timing of revenue recognition. There have been no material changes to these elements for the periods presented.

Allowances for Doubtful Accounts The Company evaluates the collectability of accounts receivable based on (1) a percentage of sales based on historical loss experience and current trends and (2) periodic adjustments for known events such as specific customer circumstances and changes in the aging of accounts receivable balances. Since the Company’s receivable balance is concentrated primarily in the financial and government sectors, an economic downturn in these sectors could result in higher than expected credit losses.

Inventories The Company primarily values inventories at the lower of cost or market applied on a first-in, first-out (FIFO) basis, with the notable exception of Brazil that values inventories using the average cost method, which approximates FIFO. At each reporting period, the Company identifies and writes down its excess and obsolete inventory to its net realizable value based on forecasted usage, orders and inventory aging. With the development of new products, the Company also rationalizes its product offerings and will write-down discontinued product to the lower of cost or net realizable value.

Goodwill Goodwill is the cost in excess of the net assets of acquired businesses. The Company tests all existing goodwill at least annually for impairment using the fair value approach on a “reporting unit” basis in accordance with FASB ASC 350, Intangibles — Goodwill and Other (ASC 350). The Company’s reporting units are defined as Domestic and Canada, Brazil, Latin America, Asia Pacific, and EMEA. The Company uses the discounted cash flow method and the guideline company method for determining the fair value of its reporting units. As required by ASC 350, the determination of implied fair value of the goodwill for a particular reporting unit is the excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities in the same manner as the allocation in a business combination. Implied fair value goodwill is determined as the excess of the fair value of the reporting unit over the fair value of its assets and liabilities.

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

Goodwill is reviewed for impairment based on a two-step test. In the first step, the Company compares the fair value of each reporting unit with its net book value. The fair value is determined based upon discounted estimated future cash flows as well as the market approach or guideline public company method. The Company’s Step I impairment test of goodwill of a reporting unit is based upon the fair value of the reporting unit, defined as the price that would be received to sell the net assets or transfer the net liabilities in an orderly transaction between market participants at the assessment date (November 30). In the event that the net carrying amount exceeds the fair value, a Step II test must be performed whereby the fair value of the reporting unit’s goodwill must be estimated to determine if it is less than its net carrying amount.

The valuation techniques used in the Step I impairment test have incorporated a number of assumptions that the Company believes to be reasonable and to reflect forecasted market conditions at the assessment date. Assumptions in estimating future cash flows are subject to a high degree of judgment. The Company makes all efforts to forecast future cash flows as accurately as

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of December 31, 2009 (Continued)
(Unaudited)
(dollars in thousands, except per share amounts)

possible with the information available at the time a forecast is made. To this end, the Company evaluates the appropriateness of its assumptions as well as its overall forecasts by comparing projected results of upcoming years with actual results of preceding years and validating that differences therein are reasonable. Key assumptions relate to price trends, material costs, discount rate, customer demand, and the long-term growth and foreign exchange rates. A number of benchmarks from independent industry and other economic publications were also used. Changes in assumptions and estimates after the assessment date may lead to an outcome where impairment charges would be required in future periods. Specifically, actual results may vary from the Company’s forecasts and such variations may be material and unfavorable, thereby triggering the need for future impairment tests where the conclusions may differ in reflection of prevailing market conditions.

The annual goodwill impairment test for 2009, 2008 and 2007 resulted in no impairment related to income from continuing operations. However, the valuation techniques used in the impairment tests incorporate a number of estimates and assumptions that are subject to change; although the Company believes these estimates and assumptions are reasonable and reflect forecasted market conditions at the assessment date. Any changes to these assumptions and estimates due to market conditions or otherwise, may lead to an outcome where impairment charges would be required in future periods. In particular, the carrying amount of goodwill in the Company’s Brazil reporting unit was $115,395 as of December 31, 2009, with limited excess fair value over such carrying amount (refer to Note 9 to the consolidated financial statements). Because actual results may vary from our forecasts and such variations may be material and unfavorable, the Company may need to record future impairment charges with respect to the goodwill attributed to the Brazil reporting unit or other reporting units.

Taxes on Income In accordance with FASB ASC 740, Income Taxes (ASC 740), deferred taxes are provided on an asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The Company operates in numerous taxing jurisdictions and is subject to examination by various U.S., Federal, state and foreign jurisdictions for various tax periods. Additionally, the Company has retained tax liabilities and the rights to tax refunds in connection with various divestitures of businesses. The Company’s income tax positions are based on research and interpretations of the income tax laws and rulings in each of the jurisdictions in which the Company does business. Due to the subjectivity of interpretations of laws and rulings in each jurisdiction, the differences and interplay in tax laws between those jurisdictions, as well as the inherent uncertainty in estimating the final resolution of complex tax audit matters, the Company’s estimates of income tax liabilities may differ from actual payments or assessments.

The Company regularly assesses its position with regard to tax exposures and records liabilities for these uncertain tax positions and related interest and penalties, if any, according to the principles of ASC 740. The Company has recorded an accrual that reflects the recognition and measurement process for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return based upon ASC 740. Additional future income tax expense or benefit may be recognized once the positions are effectively settled.

At the end of each interim reporting period, the Company estimates the effective tax rate expected to apply to the full fiscal year. The estimated effective tax rate contemplates the expected jurisdiction where income is earned, as well as tax planning strategies. Current and projected growth in income in higher tax jurisdictions may result in an increasing effective tax rate over time. If the actual results differ from estimates, the Company may adjust the effective tax rate in the interim period if such determination is made.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of December 31, 2009 (Continued)
(Unaudited)
(dollars in thousands, except per share amounts)

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

The following table represents assumed health care cost trend rates at December 31:

	2009	2008
Healthcare cost trend rate assumed for next year	8.20%	9.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.20%	4.20%
Year that rate reaches ultimate trend rate	2099	2099

The healthcare trend rates are reviewed based upon the results of actual claims experience. The Company used healthcare cost trends of 8.2 and 9.0 percent in 2010 and 2009, respectively, decreasing to an ultimate trend of 4.2 percent in 2099 for both medical and prescription drug benefits using the Society of Actuaries Long Term Trend Model with assumptions based on the 2008 Medicare Trustees’ projections. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

	One-Percentage-	One-Percentage-
	Point Increase	Point Decrease
Effect on total of service and interest cost	$72	$(65)
Effect on postretirement benefit obligation	$971	$(878)

In accordance with FASB ASC 715, Compensation — Retirement Benefits, the Company recognizes the funded status of each of its plans in the consolidated balance sheet. Amortization of unrecognized net gain or loss resulting from experience different from that assumed and from changes in assumptions (excluding asset gains and losses not yet reflected in market-related value) is included as a component of net periodic benefit cost for a year if, as of the beginning of the year, that unrecognized net gain or loss exceeds five percent of the greater of the projected benefit obligation or the market-related value of plan assets. If amortization is required, the amortization is that excess divided by the average remaining service period of participating employees expected to receive benefits under the plan.

RECENT ACCOUNTING PRONOUNCEMENTS

With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2009, as compared to the recent accounting pronouncements described in the annual report on Form 10-K as of December 31, 2008 that are of material significance, or have potential material significance. Refer to the notes to the consolidated financial statements for accounting pronouncements adopted during the year ended December 31, 2009.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of December 31, 2009 (Continued)
(Unaudited)
(dollars in thousands, except per share amounts)

In February 2010, the FASB issued Accounting Standards Update (ASU) 2010-09, Subsequent Events (ASU 2010-09). ASU 2010-09 updates FASB ASC 855, Subsequent Events (ASC 855). ASU 2010-09 removes the requirement to disclose the date through which an entity has evaluated subsequent events. ASU 2010-09 clarifies that an entity that is a conduit bond obligor for conduit debt securities that are traded in a public market must evaluate subsequent events through the date of issuance of its financial statements and must disclose such date. ASU 2010-09 is effective for interim annual periods beginning after June 15, 2010. The adoption of ASU 2010-09 is not expected to have a material impact on the financial statements of the Company. As discussed in note 1 to the consolidated financial statements, the Company adopted previously issued guidance included in ASC 855 on April 1, 2009.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (ASU 2010-06). ASU 2010-06 updates FASB ASC 820, Fair Value Measurements (ASC 820). ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements should be presented separately. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2010. The adoption of ASU 2010-06 is not expected to have a material impact on the financial statements of the Company.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to ASC 605) (ASU 2009-13), and ASU 2009-14, Certain Arrangements That Include Software Elements (amendments to FASB ASC 985, Software) (ASU 2009-14). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence (VSOE) or third-party evidence of selling price. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company elected to early adopt ASU 2009-13 and ASU 2009-14 during the first quarter of fiscal 2010 and there was no material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued updated guidance included in FASB ASC 860-10, Transfers and Servicing — Overall. This guidance requires additional disclosures about the transfer and de-recognition of financial assets and eliminates the concept of qualifying special-purpose entities. This guidance is effective for fiscal years beginning after November 15, 2009. The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued updated guidance included in FASB ASC 810-10, Consolidation — Overall (ASC 810-10), related to the consolidation of variable interest entities. This guidance will require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. In addition, this updated guidance amends the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. ASC 810-10 amends certain guidance for determining whether an entity is a variable interest entity and adds additional reconsideration events for determining whether an entity is a variable interest entity. Further, this guidance requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. This updated guidance is effective as of the beginning of the first annual reporting period and interim reporting periods that begin after November 15, 2009. The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of December 31, 2009 (Continued)
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

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Some of the risks, uncertainties and other factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements include, but are not limited to:

•	ability to reach definitive agreements with the SEC and DOJ regarding their respective investigations;

•	competitive pressures, including pricing pressures and technological developments;

•	changes in the Company’s relationships with customers, suppliers, distributors and/or partners in its business ventures;

•	changes in political, economic or other factors such as currency exchange rates, inflation rates, recessionary or expansive trends, taxes and regulations and laws affecting the worldwide business in each of the Company’s operations, including Brazil, where a significant portion of the Company’s revenue is derived;

•	the continuing effects of the recent economic downturn and the disruptions in the financial markets, including the bankruptcies, restructurings or consolidations of financial institutions, which could reduce the Company’s customer base and/or adversely affect its customers’ ability to make capital expenditures, as well as adversely impact the availability and cost of credit;

•	acceptance of the Company’s product and technology introductions in the marketplace;

•	the amount of cash and non-cash charges in connection with the restructuring of the Company’s North America operations and corporate functions, and the closure of both the Company’s Newark, Ohio facility and its EMEA-based enterprise security operations;

•	unanticipated litigation, claims or assessments;

•	variations in consumer demand for financial self-service technologies, products and services;

•	potential security violations to the Company’s information technology systems;

•	the investment performance of the Company’s pension plan assets, which could require the Company to increase its pension contributions;

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of December 31, 2009 (Continued)
(Unaudited)
(dollars in thousands, except per share amounts)

•	the Company’s ability to successfully defend challenges raised to the sale of the U.S. elections business;

•	the Company’s ability to achieve benefits from its cost-reduction initiatives and other strategic changes; and

•	the risk factors described above under “Item 1A. Risk Factors.”

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to foreign currency exchange rate risk inherent in its international operations denominated in currencies other than the U.S. dollar. A hypothetical 10 percent movement in the applicable foreign exchange rates would have resulted in an increase or decrease in 2009 and 2008 year-to-date operating profit of approximately $9,988 and $12,197, respectively. The sensitivity model assumes an instantaneous, parallel shift in the foreign currency exchange rates. Exchange rates rarely move in the same direction. The assumption that exchange rates change in an instantaneous or parallel fashion may overstate the impact of changing exchange rates on amounts denominated in a foreign currency.

The Company’s risk-management strategy uses derivative financial instruments such as forwards to hedge certain foreign currency exposures. The intent is to offset gains and losses that occur on the underlying exposures, with gains and losses on the derivative contracts hedging these exposures. The Company does not enter into derivatives for trading purposes. The Company’s primary exposures to foreign exchange risk are movements in the euro/dollar, pound/dollar and dollar/franc. There were no significant changes in the Company’s foreign exchange risks in 2009 compared with 2008.

The Company’s Venezuelan operations consist of a fifty-percent owned subsidiary which is consolidated. Effective in January 2010, the Venezuelan government announced the devaluation of its currency, the bolivar fuerte, and the establishment of a two-tier exchange structure. In connection with the remeasurement of the Venezuela balance sheet, the Company expects to record a charge in the first quarter of 2010 to reflect this devaluation. If in the future there are changes to this exchange rate, the Company may realize additional gains or losses. The future results of Venezuelan operations may be affected by the Company’s ability to mitigate the effect of the devaluation, further actions by the Venezuelan government, as well as economic conditions in Venezuela such as inflation.

The Company manages interest rate risk with the use of variable rate borrowings under its committed and uncommitted credit facilities and interest rate swaps. Variable rate borrowings under the credit facilities totaled $268,815 and $306,488 at December 31, 2009 and 2008, respectively, of which $50,000 was effectively converted to fixed rate using interest rate swaps. A one percentage point increase or decrease in interest rates would have resulted in an increase or decrease in interest expense of approximately $2,703 and $3,052 for 2009 and 2008, respectively, including the impact of the swap agreements. The Company’s primary exposure to interest rate risk is movements in LIBOR, which is consistent with prior periods. As discussed in note 10 to the consolidated financial statements, the Company hedged $200,000 of the fixed rate borrowings under its private placement agreement, which was treated as a cash flow hedge. This reduced the effective interest rate by 14 basis points from 5.50 to 5.36 percent.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Diebold, Incorporated:

We have audited the accompanying consolidated balance sheets of Diebold, Incorporated and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of income, equity, and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements we also have audited the financial statement schedule, Schedule II “Valuation and Qualifying Accounts.” These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diebold, Incorporated and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Emerging Issues Task Force (EITF) Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance, and EITF Issue No. 06-4, Accounting for Deferred Compensation and Post Retirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (included in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 715, Compensation — Retirement Benefits) effective January 1, 2008.

As discussed in Note 12 to the consolidated financial statements, the Company adopted the measurement date provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (included in FASB ASC Topic 715, Compensation — Retirement Benefits) effective January 1, 2008.

As discussed in Note 18 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements (included in FASB ASC Topic 820, Fair Value Measurements and Disclosures), effective January 1, 2008.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2010 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/   KPMG LLP

Cleveland, Ohio
March 1, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Diebold, Incorporated:

We have audited Diebold, Incorporated’s (the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A(b) of the Company’s December 31, 2009 annual report on Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses related to the Company’s selection, application and communication of accounting policies and controls over income taxes have been identified and included in management’s assessment. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Diebold, Incorporated and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, equity, and cash flows for each of the years in the three-year period ended December 31, 2009. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2009 consolidated financial statements, and this report does not affect our report dated March 1, 2010, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weaknesses on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/  KPMG LLP

Cleveland, Ohio
March 1, 2010

DIEBOLD, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,
	2009	2008

ASSETS
Current assets
Cash and cash equivalents	$328,426	$241,436
Short-term investments	177,442	121,387
Trade receivables, less allowances for doubtful accounts of $26,648 and $25,060, respectively	330,982	447,079
Inventories	448,243	540,971
Deferred income taxes	84,950	95,086
Prepaid expenses	37,370	42,909
Refundable income taxes	93,907	26,502
Other current assets	86,765	98,748

Total current assets	1,588,085	1,614,118

Securities and other investments	73,989	70,914
Property, plant and equipment at cost	613,377	579,951
Less accumulated depreciation and amortization	408,557	376,357

Property, plant and equipment, net	204,820	203,594
Goodwill	450,937	408,303
Deferred income taxes	32,834	69,698
Other assets	204,200	171,309

Total assets	$2,554,865	$2,537,936

LIABILITIES AND EQUITY
Current liabilities
Notes payable	$16,915	$10,596
Accounts payable	147,496	195,483
Deferred revenue	200,778	195,164
Payroll and benefits liabilities	77,934	75,215
Other current liabilities	299,968	258,939

Total current liabilities	743,091	735,397

Notes payable — long term	540,000	594,588
Pensions and other benefits	90,021	131,792
Postretirement and other benefits	29,174	32,857
Deferred income taxes	45,060	35,307
Other long-term liabilities	35,493	43,737
Commitments and contingencies	—	—
Equity
Diebold, Incorporated shareholders’ equity
Preferred shares, no par value, 1,000,000 authorized shares, none issued	—	—
Common shares, 125,000,000 authorized shares, 76,093,101 and 75,801,434 issued shares, 66,327,627 and 66,114,560 outstanding shares, respectively	95,116	94,752
Additional capital	290,689	278,135
Retained earnings	1,011,448	1,054,873
Treasury shares, at cost (9,765,474 and 9,686,874 shares, respectively)	(410,153)	(408,235)
Accumulated other comprehensive gain (loss)	59,279	(72,924)

Total Diebold, Incorporated shareholders’ equity	1,046,379	946,601
Noncontrolling interests	25,647	17,657

Total equity	1,072,026	964,258

Total liabilities and equity	$2,554,865	$2,537,936

See accompanying notes to consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year Ended December 31,
	2009	2008	2007

Net sales
Products	$1,238,346	$1,511,856	$1,401,374
Services	1,479,946	1,569,982	1,486,977

	2,718,292	3,081,838	2,888,351

Cost of sales
Products	944,090	1,098,633	1,032,264
Services	1,124,202	1,208,328	1,179,267

	2,068,292	2,306,961	2,211,531

Gross profit	650,000	774,877	676,820
Selling and administrative expense	424,875	514,154	456,479
Research, development and engineering expense	72,026	73,034	67,081
Impairment of assets	2,500	4,376	—
Loss (gain) on sale of assets, net	7	403	(6,392)

	499,408	591,967	517,168

Operating profit	150,592	182,910	159,652
Other income (expense)
Investment income	29,016	25,218	22,489
Interest expense	(35,452)	(45,367)	(41,320)
Foreign exchange (loss) gain, net	(922)	(8,785)	1,326
Miscellaneous, net	(19,427)	2,341	3,506

Income from continuing operations before taxes	123,807	156,317	145,653
Taxes on income	44,477	41,496	40,414

Income from continuing operations	79,330	114,821	105,239
Loss from discontinued operations, net of tax	(9,884)	(19,198)	(58,287)
Loss on sale of discontinued operations, net of tax	(37,192)	—	—

Net income	32,254	95,623	46,952
Less: Net income attributable to noncontrolling interests	(6,228)	(7,040)	(7,411)

Net income attributable to Diebold, Incorporated	$26,026	$88,583	$39,541

Basic weighted-average shares outstanding	66,257	66,081	65,841
Diluted weighted-average shares outstanding	66,867	66,492	66,673
Basic earnings per share:
Net income from continuing operations	$1.10	$1.63	$1.49
Loss from discontinued operations	(0.71)	(0.29)	(0.89)

Net income attributable to Diebold, Incorporated	$0.39	$1.34	$0.60

Diluted earnings per share:
Net income from continuing operations	$1.09	$1.62	$1.47
Loss from discontinued operations	(0.70)	(0.29)	(0.88)

Net income attributable to Diebold, Incorporated	$0.39	$1.33	$0.59

Amounts attributable to Diebold, Incorporated
Income from continuing operations, net of tax	$73,102	$107,781	$97,828
Loss from discontinued operations, net of tax	(47,076)	(19,198)	(58,287)

Net income attributable to Diebold, Incorporated	$26,026	$88,583	$39,541

See accompanying notes to consolidated financial statements

DIEBOLD, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands)

							Accumulated	Total
							Other	Diebold,
						Comprehensive	Comprehensive	Incorporated
	Common Shares		Additional	Retained	Treasury	Income	Income	Shareholders’	Noncontrolling	Total
	Number	Par Value	Capital	Earnings	Shares	(Loss)	(Loss)	Equity	Interests	Equity

Balance, January 1, 2007	75,145,662	$93,932	$235,242	$1,059,725	$(403,098)		$12,632	$998,433	$21,880	$1,020,313

Net income				39,541		$39,541		39,541	7,411	46,952

Foreign currency hedges and translation						88,508		88,508	2,702	91,210
Interest rate hedges						(1,962)		(1,962)		(1,962)
Pensions						29,176		29,176		29,176

Other comprehensive income						115,722	115,722			—

Comprehensive income						$155,263				—

Stock options exercised	241,365	302	8,252					8,554		8,554
Restricted shares	8,620	11	295					306		306
Restricted stock units issued	84,865	106	(106)					—		—
Performance shares issued	98,725	123	2,500					2,623		2,623
Tax benefit from employee stock plans			1,399					1,399		1,399
Share-based compensation expense			13,782					13,782		13,782
Dividends declared and paid				(62,442)				(62,442)	(18,236)	(80,678)
Treasury shares					(3,084)			(3,084)		(3,084)

Balance, December 31, 2007	75,579,237	$94,474	$261,364	$1,036,824	$(406,182)		$128,354	$1,114,834	$13,757	$1,128,591

Pension beginning retained earnings adjustment (Note 12)				(1,387)				(1,387)		(1,387)
Split-dollar life insurance beginning retained earnings adjustment (Note 1)				(2,584)				(2,584)		(2,584)
Net income				88,583		$88,583		88,583	7,040	95,623

Foreign currency hedges and translation						(99,689)		(99,689)	383	(99,306)
Interest rate hedges						(4,910)		(4,910)		(4,910)
Pensions						(96,679)		(96,679)		(96,679)

Other comprehensive loss						(201,278)	(201,278)			—

Comprehensive loss						$(112,695)				—

Stock options exercised	665	1	16					17		17
Restricted shares	121,985	152	5,861					6,013		6,013
Restricted stock units issued	49,526	62	(62)					—		—
Performance shares issued	50,021	63	719					782		782
Tax expense from employee stock plans			(2,122)					(2,122)		(2,122)
Share-based compensation expense			12,189					12,189		12,189
Colombia acquisition earnout			170		230			400		400
Dividends declared and paid				(66,563)				(66,563)	(3,523)	(70,086)
Treasury shares					(2,283)			(2,283)		(2,283)

Balance, December 31, 2008	75,801,434	$94,752	$278,135	$1,054,873	$(408,235)		$(72,924)	$946,601	$17,657	$964,258

Net income				26,026		$26,026		26,026	6,228	32,254

Foreign currency hedges and translation						110,147		110,147	1,759	111,906
Interest rate hedges						738		738		738
Pensions						21,318		21,318		21,318

Other comprehensive income						132,203	132,203			—

Comprehensive income						$158,229				—

Stock options exercised	66,400	83	1,442					1,525		1,525
Restricted shares	13,328	16	583					599		599
Restricted stock units issued	96,300	120	(120)					—		—
Performance shares issued	111,939	140	(96)					44		44
Deferred shares	3,700	5	(5)					—		—
Tax expense from employee stock plans			(1,160)					(1,160)		(1,160)
Share-based compensation expense			11,910					11,910		11,910
Dividends declared and paid				(69,451)				(69,451)	(539)	(69,990)
Treasury shares					(1,918)			(1,918)		(1,918)
Contribution from noncontrolling interest holders									542	542

Balance, December 31, 2009	76,093,101	$95,116	$290,689	$1,011,448	$(410,153)		$59,279	$1,046,379	$25,647	$1,072,026

See accompanying notes to consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2009	2008	2007

Cash flow from operating activities:
Net income	$32,254	$95,623	$46,952
Adjustments to reconcile net income to cash provided by operating activities:
Loss on sale of discontinued operations	37,192	—	—
Depreciation and amortization	77,693	80,470	69,397
Share-based compensation	11,910	12,189	13,782
Excess tax benefits from share-based compensation	(320)	(168)	(917)
Deferred income taxes	50,379	(22,592)	(7,250)
Impairment of asset	2,500	21,037	46,319
Loss (gain) on sale of assets, net	7	403	(6,392)
Cash provided (used) by changes in certain assets and liabilities:
Trade receivables	123,400	10,633	120,949
Inventories	76,001	(53,650)	8,955
Prepaid expenses	6,354	1,183	(10,256)
Other current assets	36,705	(14,706)	(20,055)
Accounts payable	(54,193)	36,480	6,331
Deferred revenue	6,322	(49,668)	(89,921)
Pension and postretirement benefits	(11,557)	(2,900)	(20,802)
Certain other assets and liabilities	(95,309)	170,357	(6,832)

Net cash provided by operating activities	299,338	284,691	150,260
Cash flow from investing activities:
Proceeds from sale of discontinued operations	9,908	—	—
Payments for acquisitions, net of cash acquired	(5,364)	(4,461)	(18,122)
Proceeds from maturities of investments	221,411	303,410	57,433
Payments for purchases of investments	(241,921)	(357,091)	(50,588)
Proceeds from sale of fixed assets	113	42	3,242
Capital expenditures	(44,287)	(57,932)	(43,259)
Increase in certain other assets	(33,094)	(26,452)	(29,076)

Net cash used in investing activities	(93,234)	(142,484)	(80,370)
Cash flow from financing activities:
Dividends paid	(69,451)	(66,563)	(62,442)
Debt issuance costs	(4,539)	—	—
Notes payable borrowings	326,017	606,269	720,299
Notes payable repayments	(382,934)	(624,040)	(784,358)
Contribution from (distribution to) noncontrolling interest holders, net	3	(3,523)	(18,236)
Excess tax benefits from share-based compensation	320	168	917
Issuance of common shares	1,514	—	8,544
Repurchase of shares for share-based compensation withholding taxes	(1,918)	—	—

Net cash used in financing activities	(130,988)	(87,689)	(135,276)

Effect of exchange rate changes on cash	11,874	(19,416)	17,752
Increase (decrease) in cash and cash equivalents	86,990	35,102	(47,634)
Cash and cash equivalents at the beginning of the year	241,436	206,334	253,968

Cash and cash equivalents at the end of the year	$328,426	$241,436	$206,334

Cash paid for:
Income taxes	$34,287	$42,154	$53,176
Interest	$24,486	$30,747	$32,706

See accompanying notes to consolidated financial statements

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

NOTE 1:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation The consolidated financial statements include the accounts of Diebold, Incorporated and its wholly- and majority-owned subsidiaries (collectively, the Company). All significant intercompany accounts and transactions have been eliminated.

Use of Estimates in Preparation of Consolidated Financial Statements The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the value of purchase consideration, valuation of trade receivables, inventories, goodwill, intangible assets, and other long-lived assets, legal contingencies, guarantee obligations, indemnifications and assumptions used in the calculation of income taxes, pension and other postretirement benefits and customer incentives, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic difficulties in the United States credit markets and the global markets. Management monitors the economic condition and other factors and will adjust such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile foreign currency and equity, and declines in the global economic environment have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

International Operations The financial statements of the Company’s international operations are measured using local currencies as their functional currencies, with the exception of Venezuela, which is measured using the U.S. dollar as its functional currency because its economy is considered highly inflationary.

The Company translates the assets and liabilities of its non-U.S. subsidiaries at the exchange rates in effect at year end and the results of operations at the average rate throughout the year. The translation adjustments are recorded directly as a separate component of shareholders’ equity, while transaction gains (losses) are included in net income. Sales to customers outside the United States approximated 50.9 percent in 2009, 52.0 percent in 2008 and 49.1 percent of net sales in 2007.

Reclassifications The Company has reclassified the presentation of certain prior-year information to conform to the current presentation.

Out-of-Period Adjustments In the fourth quarter of 2009 and 2008, the Company recorded adjustments to increase income tax expense on continuing operations by approximately $9,000 and $5,300, respectively relating to immaterial errors originating in prior years (refer to note 4).

Revenue Recognition The Company’s revenue recognition policy is consistent with the requirements of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 985-605, Software — Revenue Recognition (ASC 985-605) and FASB ASC 605, Revenue Recognition (ASC 605). In general, the Company records revenue when it is realized, or realizable and earned. The Company considers revenue to be realized, or realizable and earned, when the following revenue recognition requirements are met: persuasive evidence of an arrangement exists, which is a customer contract; the products or services have been accepted by the customer via delivery or installation acceptance; the sales price is fixed or determinable within the contract; and collectability is probable. For product sales, the Company determines that the earnings process is complete when title, risk of loss and the right to use equipment has transferred to the customer. Within the Diebold North America (DNA)

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

business segment, this occurs upon customer acceptance. Where the Company is contractually responsible for installation, customer acceptance occurs upon completion of the installation of all items at a job site and the Company’s demonstration that the items are in operable condition. Where items are contractually only delivered to a customer, revenue recognition of these items is upon shipment or delivery to a customer location depending on the terms in the contract. Within the Diebold International (DI) business segment, customer acceptance is upon the earlier of delivery or completion of the installation depending on the terms in the contract with the customer.

The Company has the following revenue streams related to sales to its customers:

Self-Service Product & Service Revenue Self-service products pertain to Automated Teller Machines (ATMs). Included within the ATM is software, which operates the ATM. The related software is considered more than incidental to the equipment as a whole. Revenue is recognized in accordance with ASC 985-605. The Company also provides service contracts on ATMs. Service contracts typically cover a 12-month period and can begin at any given month during the year after the standard warranty period expires. The service provided under warranty is significantly limited as compared to those offered under service contracts. Further, warranty is not considered a separate element of the sale. The Company’s warranty covers only replacement of parts inclusive of labor. Service contracts are tailored to meet the individual needs of each customer. Service contracts provide additional services beyond those covered under the warranty, and usually include preventative maintenance service, cleaning, supplies stocking and cash handling, all of which are not essential to the functionality of the equipment. For sales of service contracts, where the service contract is the only element of the sale, revenue is recognized ratably over the life of the contract period. In contracts that involve multiple-element arrangements, amounts deferred for services are determined based upon vendor specific objective evidence of the fair value of the elements as prescribed in ASC 985-605. The Company determines fair value of deliverables within a multiple-element arrangement based on the price charged when each element is sold separately or stated renewal prices.

Physical Security & Facility Revenue The Company’s Physical Security and Facility Products division designs and manufactures several of the Company’s financial service solutions offerings, including the RemoteTellertm System (RTS). The business unit also develops vaults, safe deposit boxes and safes, drive-up banking equipment and a host of other banking facilities products. Revenue on sales of the products described above is recognized when the four revenue recognition requirements of ASC 605 have been met.

Election Systems Revenue The Company, through its wholly-owned subsidiary, Procomp Industria Eletronica LTDA, offers elections systems product solutions and support to the government in Brazil. Election systems revenue consists of election equipment, networking, tabulation and diagnostic software development, training, support and maintenance. The election equipment components are included in product revenue. The software development, training, support and maintenance components are included in service revenue. The election systems contracts can contain multiple elements and custom terms and conditions. In contracts that involve multiple-elements, amounts deferred for services are based upon the fair value of the elements as prescribed in FASB ASC 605-25 Revenue Recognition — Multiple-Element Arrangements (ASC 605-25).

Integrated Security Solutions Revenue Diebold Integrated Security Solutions provides global sales, service, installation, project management and monitoring of original equipment manufacturer (OEM) electronic security products to financial, government, retail and commercial customers. These solutions provide the Company’s customers a single-source solution to their electronic security needs. Revenue is recognized in accordance with ASC 605. Revenue on sales of the products described above is recognized upon shipment, installation or customer acceptance of the product as defined in the customer contract. In contracts that involve multiple-elements, amounts deferred for services are based upon the fair value of the elements as prescribed in ASC 605-25.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

Software Solutions & Service Revenue The Company offers software solutions consisting of multiple applications that process events and transactions (networking software) along with the related server. Sales of networking software represent software solutions to customers that allow them to network various different vendors’ ATMs onto one network and revenue is recognized in accordance with ASC 985-605. Included within service revenue is revenue from software support agreements, which are typically 12 months in duration and pertain to networking software. For sales of software support agreements, where the agreement is the only element of the sale, revenue is recognized ratably over the life of the contract period. In contracts that involve multiple-element arrangements, amounts deferred for support are determined based upon vendor specific objective evidence of the fair value of the elements as prescribed in ASC 985-605.

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

Advertising Costs Advertising costs are expensed as incurred and were $8,890, $14,417 and $15,232 in 2009, 2008 and 2007, respectively.

Shipping and Handling Costs The Company recognizes shipping and handling fees billed when products are shipped or delivered to a customer, and includes such amounts in net sales. Third-party freight payments are recorded in cost of sales.

Taxes on Income In accordance with FASB ASC 740, Income Taxes, deferred taxes are provided on an asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Sales Tax The Company collects sales taxes from customers and accounts for sales taxes on a net basis, in accordance with ASC 605.

Cash Equivalents The Company considers highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Financial Instruments The carrying amount of cash and cash equivalents, trade receivables and accounts payable, approximated their fair value because of the relatively short maturity of these instruments. The Company’s risk-management strategy uses derivative financial instruments such as forwards to hedge certain foreign currency exposures and interest rate swaps to manage interest rate risk. The intent is to offset gains and losses that occur on the underlying exposures, with gains and losses on the derivative contracts hedging these exposures. The Company does not enter into derivatives for trading purposes and accounts for its derivative financial instruments in accordance with FASB ASC 815, Derivatives and Hedging (ASC 815). The Company recognizes all derivatives on the balance sheet at fair value. Changes in the fair values of derivatives that are not designated as hedges are recognized in earnings. If the derivative is designated and qualifies as a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives are either offset against the change in the hedged assets or liabilities through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.

Allowances for Doubtful Accounts The concentration of credit risk in the Company’s trade receivables with respect to financial and government customers is largely mitigated by the Company’s credit evaluation process and the geographical dispersion of sales transactions from a large number of individual customers. The Company maintains allowances for potential

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

credit losses, and such losses have been minimal and within management’s expectations. Since the Company’s receivable balance is concentrated primarily in the financial and government sectors, an economic downturn in these sectors could result in higher than expected credit losses. The Company evaluates the collectability of accounts receivable based on (1) a percentage of sales based on historical loss experience and current trends and (2) periodic adjustments for known events such as specific customer circumstances and changes in the aging of accounts receivable balances.

Inventories The Company primarily values inventories at the lower of cost or market applied on a first-in, first-out (FIFO) basis, with the notable exception of Brazil that values inventories using the average cost method, which approximates FIFO. At each reporting period, the Company identifies and writes down its excess and obsolete inventory to its net realizable value based on forecasted usage, orders and inventory aging. With the development of new products, the Company also rationalizes its product offerings and will write-down discontinued product to the lower of cost or net realizable value.

Deferred Revenue Deferred revenue is recorded for any services that are billed to customers prior to revenue being realizable related to the service being provided. In addition, deferred revenue is recorded for any goods that are billed to and collected from customers prior to revenue being recognized.

Split-Dollar Life Insurance On January 1, 2008, the Company adopted updated guidance included in FASB ASC 715, Compensation — Retirement Benefits, which applies to entities that participate in collateral assignment split-dollar life insurance arrangements that extend into an employee’s retirement period (often referred to as “key person” life insurance) and life insurance arrangements that provide an employee with a specified benefit that is not limited to the employee’s active service period. This updated guidance requires employers to recognize a liability for the postretirement obligation associated with a collateral assignment arrangement if, based on an agreement with an employee, the employer has agreed to maintain a life insurance policy during the postretirement period or to provide a death benefit. In addition, this updated guidance requires employers to recognize a liability and related compensation costs for future benefits that extend to postretirement periods. The adoption of this guidance had a cumulative effect to beginning retained earnings of a reduction of $2,584.

Goodwill On January 1, 2009, the Company adopted updated guidance included in FASB ASC 805 Business Combinations (ASC 805). This guidance establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. This guidance also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This guidance also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as a capitalized cost of acquisition. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Goodwill is the cost in excess of the net assets of acquired businesses. The Company tests all existing goodwill at least annually for impairment using the fair value approach on a “reporting unit” basis in accordance with FASB ASC 350, Intangibles — Goodwill and Other. The Company’s reporting units are defined as Domestic and Canada, Brazil, Latin America, Asia Pacific, and Europe, Middle East and Africa (EMEA). The Company uses the discounted cash flow method and the guideline company method for determining the fair value of its reporting units. The determination of implied fair value of the goodwill for a particular reporting unit is the excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities in the same manner as the allocation in a business combination. Implied fair value goodwill is determined as the excess of the fair value of the reporting unit over the fair value of its assets and liabilities. The Company’s fair value model uses inputs such as estimated future segment performance. The Company uses the most current information available and performs the annual impairment analysis as of November 30 each year. However, actual circumstances could differ significantly from assumptions and estimates made and

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

could result in future goodwill impairment. The Company tests for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the carrying value of a reporting unit below its reported amount (refer to note 9).

Pensions and Postretirement Benefits Annual net periodic expense and benefit liabilities under the Company’s defined benefit plans are determined on an actuarial basis. Assumptions used in the actuarial calculations have a significant impact on plan obligations and expense. Annually, management and the Investment Committee of the Board of Directors review the actual experience compared with the more significant assumptions used and make adjustments to the assumptions, if warranted. The healthcare trend rates are reviewed based upon the results of actual claims experience. The discount rate is determined by analyzing the average return of high-quality (i.e., AA-rated) fixed-income investments and the year-over-year comparison of certain widely used benchmark indices as of the measurement date. The expected long-term rate of return on plan assets is determined using the plans’ current asset allocation and their expected rates of return based on a geometric averaging over 20 years. The rate of compensation increase assumptions reflects the Company’s long-term actual experience and future and near-term outlook. Pension benefits are funded through deposits with trustees. Postretirement benefits are not funded and the Company’s policy is to pay these benefits as they become due.

In accordance with ASC 715, the Company recognizes the funded status of each of its plans in the consolidated balance sheet. Amortization of unrecognized net gain or loss resulting from experience different from that assumed and from changes in assumptions (excluding asset gains and losses not yet reflected in market-related value) is included as a component of net periodic benefit cost for a year if, as of the beginning of the year, that unrecognized net gain or loss exceeds five percent of the greater of the projected benefit obligation or the market-related value of plan assets. If amortization is required, the amortization is that excess divided by the average remaining service period of participating employees expected to receive benefits under the plan.

Comprehensive Income (Loss) The Company displays comprehensive income (loss) in the consolidated statements of equity and accumulated other comprehensive income (loss) separately from retained earnings and additional capital in the consolidated balance sheets and statements of equity. Items considered to be other comprehensive income (loss) include adjustments made for foreign currency translation under FASB ASC 830, Foreign Currency Matters (ASC 830), pension adjustments, net of tax under ASC 715 and hedging activities under ASC 815.

Accumulated other comprehensive income (loss) consists of the following:

	Year Ended December 31,
	2009	2008	2007

Foreign currency hedges and translation	$153,495	$38,319	$138,008
Interest rate hedges	(952)	(2,877)	2,033
Pensions and other postretirement benefits	(35,244)	(43,793)	(5,474)

	117,299	(8,351)	134,567
Income tax benefit	(58,020)	(64,573)	(6,213)

Total accumulated other comprehensive income (loss)	$59,279	$(72,924)	$128,354

Foreign currency translation adjustments are not booked net of tax. Those adjustments are accounted for under the indefinite reversal criterion of FASB ASC 740-30, Income Taxes — Other Considerations or Special Areas.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

Recently Adopted Accounting Guidance In December 2009, the Company adopted FASB Accounting Standards Update (ASU) 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary (ASU 2010-02). ASU 2010-02 provides amendments to FASB ASC 810-10, Consolidation — Overall (ASC 810-10) and related guidance within U.S. GAAP to clarify the scope of the decrease in ownership provisions of the Subtopic and related guidance. The amendments in this update also clarify that the decrease in ownership guidance does not apply to certain transactions even if they involve businesses. This update is effective for fiscal years ending on or after December 15, 2009 and is only applicable to companies that have previously adopted guidance included in ASC 810-10, which the Company adopted on January 1, 2009. ASC 810-10 applies to all entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. Noncontrolling interests in a subsidiary that were historically recorded within “mezzanine” (or temporary) equity or as a liability are now included in the equity section of the balance sheet. In addition, this guidance requires expanded disclosures in the financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interest of the noncontrolling owners of the subsidiary. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements; however, as a result of the adoption of this guidance, the consolidated financial statements for prior periods are reclassified to report noncontrolling interests.

In December 2009, the Company adopted updated guidance included in FASB ASC 715-20, Compensation — Retirement Benefits — Defined Benefit Plans — General (ASC 715-20). ASC 715-20 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. It requires companies to disclose more information about how investment allocation decisions are made; major categories of plan assets, including concentrations of risk and fair value measurements and the fair value techniques and inputs used to measure plan assets. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements; however, the Company provided additional disclosure as required by ASC 715-20 in Note 12.

On July 1, 2009, the Company adopted FASB ASU 2009-01, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (ASU 2009-01), which is included in FASB ASC 105, Generally Accepted Accounting Principles. ASU 2009-01 establishes the FASB Accounting Standards Codification (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the U.S. Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (ASUs). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the basis for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this annual report on Form 10-K have been updated for the Codification.

On April 1, 2009, the Company adopted updated guidance included in FASB ASC 855, Subsequent Events (ASC 855), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. This guidance also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date — that is, whether that date represents the date the financial statements were issued or were available to be issued. The adoption of this

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

guidance did not have a material impact on the Company’s consolidated financial statements; however, the Company provided additional disclosure as required by ASC 855 in Note 22.

On January 1, 2009, the Company adopted updated guidance included in ASC 815. This guidance applies to all entities and requires specified disclosures for derivative instruments and related hedged items. This guidance requires additional disclosure to provide financial statement users with a better understanding of how and why an entity uses derivatives, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements; however, the Company provided additional disclosure as required by ASC 815 in note 16.

On January 1, 2009, the Company adopted updated guidance included in ASC 805. This guidance amends and clarifies the initial recognition and measurement, subsequent measurement and accounting and related disclosures of assets and liabilities arising from contingencies in a business combination. The adoption of this guidance had no impact on the Company’s consolidated financial statements.

Recently Issued Accounting Guidance In February 2010, the FASB issued ASU 2010-09, Subsequent Events (ASU 2010-09), which updates ASC 855. ASU 2010-09 removes the requirement to disclose the date through which an entity has evaluated subsequent events. ASU 2010-09 clarifies that an entity that is a conduit bond obligor for conduit debt securities that are traded in a public market must evaluate subsequent events through the date of issuance of its financial statements and must disclose such date. ASU 2010-09 is effective for interim annual periods beginning after June 15, 2010. The adoption of ASU 2010-09 is not expected to have a material impact on the financial statements of the Company.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (ASU 2010-06). ASU 2010-06 updates FASB ASC 820, Fair Value Measurements (ASC 820). ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements should be presented separately. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2010. The adoption of ASU 2010-06 is not expected to have a material impact on the financial statements of the Company.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to ASC 605) (ASU 2009-13), and ASU 2009-14, Certain Arrangements That Include Software Elements (amendments to FASB ASC 985, Software) (ASU 2009-14). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence (VSOE) or third-party evidence of selling price. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company elected to early adopt ASU 2009-13 and ASU 2009-14 during the first quarter of fiscal 2010 and there was no material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued updated guidance included in FASB ASC 860-10, Transfers and Servicing — Overall. This guidance requires additional disclosures about the transfer and de-recognition of financial assets and eliminates the concept of

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

qualifying special-purpose entities. This guidance is effective for fiscal years beginning after November 15, 2009. The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued updated guidance included in FASB ASC 810-10, related to the consolidation of variable interest entities. This guidance will require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. In addition, this updated guidance amends the quantitative approach for determining the primary beneficiary of a variable interest entity. ASC 810-10 amends certain guidance for determining whether an entity is a variable interest entity and adds additional reconsideration events for determining whether an entity is a variable interest entity. Further, this guidance requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. This updated guidance is effective as of the beginning of the first annual reporting period and interim reporting periods that begin after November 15, 2009. The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements.

NOTE 2:	EARNINGS PER SHARE

Basic and diluted earnings per share are calculated in accordance with FASB ASC 260, Earnings Per Share. Under this guidance, unvested share-based payment awards that contain rights to receive non-forfeitable dividends are considered participating securities and the two-class method of computing earnings per share is required for all periods presented.

The Company’s participating securities include restricted stock units, deferred shares and shares that were vested but deferred by the employee. The Company has calculated basic and diluted earnings per share under both the treasury stock method and the two-class method. For the years ended December 31, 2009, 2008 and 2007, there was no impact in the per share amounts calculated under the two methods. Accordingly, the treasury stock method continues to be disclosed below.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

The following data show the amounts used in computing earnings per share and the effect on the weighted-average number of shares of dilutive potential common stock:

	December 31,
	2009	2008	2007

Numerator:
Income used in basic and diluted earnings per share:
Income from continuing operations, net of tax	$73,102	$107,781	$97,828
Loss from discontinued operations, net of tax	(47,076)	(19,198)	(58,287)

Net income	$26,026	$88,583	$39,541

Denominator:
Weighted-average number of common shares used in basic earnings per share	66,257	66,081	65,841
Effect of dilutive shares	610	411	832

Weighted-average number of shares used in diluted earnings per share	66,867	66,492	66,673

Basic earnings per share:
Income from continuing operations, net of tax	$1.10	$1.63	$1.49
Loss from discontinued operations, net of tax	(0.71)	(0.29)	(0.89)

Net income	$0.39	$1.34	$0.60

Diluted earnings per share:
Income from continuing operations, net of tax	$1.09	$1.62	$1.47
Loss from discontinued operations, net of tax	(0.70)	(0.29)	(0.88)

Net income	$0.39	$1.33	$0.59

Anti-dilutive shares not used in calculating diluted weighted-average shares	2,360	2,469	1,141

NOTE 3:	SHARE-BASED COMPENSATION AND EQUITY

Dividends On the basis of amounts declared and paid, the annualized dividends per share were $1.04, $1.00 and $0.94 for the years ended December 31, 2009, 2008 and 2007, respectively.

Share-Based Compensation Cost The Company recognizes costs resulting from all share-based payment transactions based on the fair market value of the award as of the grant date. The Company uses the modified prospective application method to record compensation cost related to stock awards that were unvested as of December 31, 2005 by recognizing the unamortized grant date fair value over the remaining requisite periods of those awards. Awards granted after December 31, 2005 are valued at fair value in accordance with provisions of ASC 718 and compensation cost is recognized on a straight-line basis over the requisite periods of each award. The Company estimated forfeiture rates for the year ended December 31, 2009 based on historical experience. The number of common shares that may be issued pursuant to the Amended and Restated 1991 Equity and Performance Incentive Plan (as amended and restated as of April 13, 2009) (1991 Plan) was 8,355,362, of which 4,523,719 shares were available for issuance at December 31, 2009.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

The following table summarizes the components of the Company’s employee and non-employee share-based compensation programs recognized as selling and administrative expense:

	December 31,
	2009	2008	2007

Stock options:
Pre-tax compensation expense	$3,127	$3,371	$4,908
Tax benefit	(1,157)	(1,247)	(1,816)

Stock option expense, net of tax	$1,970	$2,124	$3,092

RSUs:
Pre-tax compensation expense	$3,775	$3,683	$3,827
Tax benefit	(1,397)	(1,363)	(1,416)

RSU expense, net of tax	$2,378	$2,320	$2,411

Restricted shares:
Pre-tax compensation expense	$—	$7	$93
Tax benefit	—	(3)	(34)

Restricted share expense, net of tax	$—	$4	$59

Performance shares:
Pre-tax compensation expense	$4,192	$4,267	$4,383
Tax benefit	(1,551)	(1,579)	(1,622)

Performance share expense, net of tax	$2,641	$2,688	$2,761

Deferred shares:
Pre-tax compensation expense	$816	$861	$571
Tax benefit	(302)	(319)	(211)

Deferred share expense, net of tax	$514	$542	$360

Total share-based compensation:
Pre-tax compensation expense	$11,910	$12,189	$13,782
Tax benefit	(4,407)	(4,511)	(5,099)

Total share-based compensation, net of tax	$7,503	$7,678	$8,683

The following table summarizes information related to unrecognized share-based compensation costs as of December 31, 2009:

	Unrecognized	Weighted-Average
	Cost	Period
		(years)

Stock options	$5,175	2.5
RSUs	6,055	1.8
Performance shares	4,458	1.3
Deferred shares	139	0.3

	$15,827

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

EMPLOYEE SHARE-BASED COMPENSATION AWARDS

Stock options, restricted stock units (RSUs), restricted shares and performance shares have been issued to officers and other management employees under the Company’s 1991 Plan.

Stock Options

Stock options generally vest over a four- or five-year period and have a maturity of ten years from the issuance date. Option exercise prices equal the closing price of the Company’s common stock on the date of grant. The estimated fair value of the options granted was calculated using a Black-Scholes option pricing model using these assumptions:

	December 31,
	2009	2008	2007

Expected life (in years)	5-6	5-7	6
Weighted-average volatility	40%	27%	28%
Risk-free interest rate	1.76 – 2.55%	2.71 – 3.14%	3.64 – 4.72%
Expected dividend yield	2.23 – 2.43%	1.97 – 1.86%	1.63%

The Company uses historical data to estimate option exercise timing within the valuation model. Employees with similar historical exercise behavior with regard to timing and forfeiture rates are considered separately for valuation and attribution purposes. Expected volatility is based on historical volatility of the price of the Company’s common stock. The risk-free rate of interest is based on a zero-coupon U.S. government instrument over the expected life of the equity instrument. The expected dividend yield is based on actual dividends paid per share and the price of the Company’s common stock.

Options outstanding and exercisable as of December 31, 2009 and changes during the year ended were as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate Intrinsic
	Number of Shares	Exercise Price	Contractual Term	Value(1)
		(per share)	(in years)

Outstanding at January 1, 2009	2,928,967	$39.43
Options expired or forfeited	(226,837)	36.01
Options exercised	(65,975)	29.35
Options granted	467,000	24.89

Outstanding at December 31, 2009	3,103,155	$37.84	5	$2,761

Options exercisable at December 31, 2009	2,140,422	$41.49	4	$398

(1)	The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the year in 2009 and the exercise price, multiplied by the number of “in-the-money” options) that would have been received by the option holders had all option holders exercised their options on December 31, 2009. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

The aggregate intrinsic value of options exercised for the years ended December 31, 2009, 2008 and 2007 was $422, $0 and $3,475, respectively. The weighted-average grant-date fair value of stock options granted for the years ended December 31, 2009, 2008 and 2007 was $7.85, $6.61 and $14.06, respectively. Total fair value of stock options vested for the years ended

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

December 31, 2009, 2008 and 2007 was $27,979, $27,954 and $27,243, respectively. Exercise of options during the year ended December 31, 2009, 2008 and 2007 resulted in cash receipts of $1,514, $0 and $8,544, respectively. The tax (expense)/benefit during the years ended December 31, 2009, 2008 and 2007 related to the exercise of employee stock options were $(1,160), $(2,122) and $311, respectively.

Restricted Stock Units

RSUs provide for the issuance of a share of the Company’s common stock at no cost to the holder and generally vest after three to seven years. During the vesting period, employees are paid the cash equivalent of dividends on RSUs. Unvested RSUs are forfeited upon termination unless the Board of Directors determines otherwise. Unvested RSUs outstanding as of December 31, 2009 and changes during the year ended were as follows:

		Weighted-Average
		Grant-Date Fair
	Number of Shares	Value
Unvested at January 1, 2009	388,576	$38.36
Forfeited	(20,492)	33.51
Vested	(96,300)	39.77
Granted	198,655	24.99

Unvested at December 31, 2009	470,439	$32.64

The weighted-average grant-date fair value of RSUs granted for the years ended December 31, 2009, 2008 and 2007 was $24.99, $28.13 and $47.17, respectively. The aggregate intrinsic value of RSUs vested during the years ended December 31, 2009, 2008 and 2007 was $3,830, $2,627 and $3,998, respectively.

Performance Shares

Performance shares are granted based on certain management objectives, as determined by the Board of Directors each year. Each performance share earned entitles the holder to one common share. The performance share objectives are generally calculated over a three-year period and no shares are granted unless certain management threshold objectives are met. To cover the exercise and/or vesting of its share-based payments, the Company generally issues new shares from its authorized, unissued share pool. Unvested performance shares outstanding as of December 31, 2009 and changes during the year ended were as follows:

		Weighted-Average
		Grant-Date Fair
	Number of Shares	Value
Unvested at January 1, 2009	604,942	$44.31
Forfeited	(97,043)	46.30
Vested	(110,271)	48.31
Granted	321,000	29.25

Unvested at December 31, 2009	718,628	$36.70

Unvested performance shares are based on a maximum potential payout. Actual shares granted at the end of the performance period may be less than the maximum potential payout level depending on achievement of performance share objectives. The weighted-average grant-date fair value of performance shares granted for the years ended December 31, 2009, 2008 and 2007 was $29.25, $28.91 and $58.65, respectively. The aggregate intrinsic value of performance shares vested during the years ended December 31, 2009, 2008 and 2007 was $5,327, $857 and $2,545, respectively.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

NON-EMPLOYEE SHARE BASED COMPENSATION AWARDS

Director Deferred Shares

Deferred shares have been issued to non-employee directors under the Company’s 1991 Plan. Deferred shares provide for the issuance of a share of the Company’s common stock at no cost to the holder. Deferred shares vest in either a six- or twelve-month period and are issued at the end of the deferral period. During the vesting period and until the common shares are issued, non-employee directors are paid the cash equivalent of dividends on deferred shares.

Deferred shares outstanding as of December 31, 2009 and changes during the year ended were as follows:

		Weighted-Average
		Grant-Date Fair
	Number of Shares	Value
Outstanding at January 1, 2009	37,500	$42.24
Released	(3,700)	42.71
Granted	31,500	25.52

Outstanding at December 31, 2009	65,300	$34.15

The weighted-average grant-date fair value of deferred shares granted for the years ended December 31, 2009, 2008 and 2007 was $25.52, $38.52 and $48.21, respectively. The aggregate intrinsic value of deferred shares vested during the years ended December 31, 2009, 2008 and 2007 was $158, $0 and $0, respectively.

Other Non-employee Share-Based Compensation

In connection with the acquisition of Diebold Colombia, S.A. in December 2006, the Company issued 6,652 restricted shares with a grant-date fair value of $46.00 per share. These restricted shares vest in December 2011. The Company also issued warrants to purchase 34,789 common shares with an exercise price of $46.00 per share and grant-date fair value of $14.66 per share. The grant-date fair value of the warrants was valued using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.45 percent, dividend yield of 1.63 percent, expected volatility of 30 percent, and contractual life of six years. The warrants vest 20 percent per year for five years and will expire in December 2016.

NOTE 4:	INCOME TAXES

The components of income (loss) from continuing operations before income taxes were as follows:

	Year Ended December 31,
	2009	2008	2007
Domestic	$(16,108)	$4,105	$35,136
Foreign	139,915	152,212	110,517

Total	$123,807	$156,317	$145,653

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

Income tax expense (benefit) from continuing operations is comprised of the following components:

	Year Ended December 31,
	2009	2008	2007
Current:
U.S. Federal	$(24,688)	$18,440	$10,036
Foreign	47,044	40,336	32,052
State and local	3,849	4,620	2,060

Total current	26,205	63,396	44,148
Deferred:
U.S. Federal	26,972	(21,354)	(8,081)
Foreign	(6,267)	(477)	2,061
State and local	(2,433)	(69)	2,286

Total deferred	18,272	(21,900)	(3,734)

Total income tax expense	$44,477	$41,496	$40,414

In addition to the income tax expenses listed above for the years ended December 31, 2009, 2008, and 2007, income tax expense (benefit) allocated directly to equity for the same periods were $8,066, $(55,782), and $16,144, respectively.

Income tax benefit allocated to discontinued operations for the years ended December 31, 2009, 2008, and 2007 were $(7,374), $(12,744), and $(3,664), respectively. Income tax benefit allocated to the loss on sale of discontinued operations for the year ended December 31, 2009 was $(13,558).

A reconciliation of the U.S. statutory tax rate and the effective tax rate for continuing operations is as follows:

	Year Ended December 31,
	2009	2008	2007
Statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	0.7	1.9	1.9
Foreign income taxes	(9.6)	(8.6)	(0.8)
U.S. taxed foreign income	0.8	(2.4)	(2.5)
Subsidiary losses	(2.9)	(1.0)	(6.1)
Life insurance	(2.1)	(0.9)	(0.7)
SEC charge	7.1	—	—
Out-of-period adjustments	7.1	3.4	—
Other	(0.2)	(0.9)	0.9

Effective tax rate	35.9%	26.5%	27.7%

In the fourth quarter of 2009, the Company recorded adjustments to increase income tax expense on continuing operations by approximately $9,000 relating to immaterial errors originating in prior years. The adjustments were composed primarily of four items: (1) a decrease to income tax expense of $1,029 due to an overstatement of income tax expense in 2004 relating to the reconciliation of the book basis to the tax basis of the Company’s finance receivables; (2) a net increase to income tax expense of $1,994 due to overstatements and understatements of income tax expense in the years 1999 through 2008 relating to the income taxes on the Company’s equity investment income; (3) an increase to income tax expense of $5,197 due to an understatement of income tax expense in the years 2003 through 2008 relating to corporate income taxes on the Company’s foreign subsidiaries’ passive investment income; and (4) an increase to income tax expense of $2,604 due to an understatement of income tax

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

expense primarily in the years 2004 through 2007 relating to previously unreconciled accounts in the Company’s subsidiary in Spain. The Company determined that the impact of these corrections in all prior interim and annual periods and to 2009 results was immaterial to the consolidated financial statements.

In the fourth quarter of 2008, the Company recorded an adjustment to increase income tax expense on continuing operations by approximately $5,300 relating to immaterial errors originating in prior years. The adjustment was due to an understatement of income tax expense in 2004 relating to the reconciliation of the book basis to the tax basis of the Company’s finance receivables.

Effective January 1, 2007, the company adopted guidance included in ASC 740, which prescribes a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken, or expected to be taken, in a tax return.

Details of the unrecognized tax benefits are as follows:

	2009	2008
Balance at January 1	$9,009	$10,714
Increases related to prior year tax positions	1,092	531
Decreases related to prior year tax positions	(248)	(1,381)
Increases related to current year tax positions	546	1,539
Decreases related to current year tax positions	—	—
Settlements	(116)	(2,368)
Reduction due to lapse of applicable statute of limitations	(167)	(26)

Balance at December 31	$10,116	$9,009

The entire amount of unrecognized tax benefits, if recognized, would affect the company’s effective tax rate.

The Company classifies interest expense and penalties related to the underpayment of income taxes in the financial statements as income tax expense. Consistent with the treatment of interest expense, the Company accrues interest income on overpayments of income taxes where applicable and classifies interest income as a reduction of income tax expense in the financial statements. As of December 31, 2009 and 2008, accrued interest and penalties related to unrecognized tax benefits totaled approximately $3,318 and $3,149, respectively.

It is reasonably possible that the total amount of unrecognized tax benefits will change during the next 12 months. The Company does not expect those changes to have a significant impact on its financial position or results of operations. The expected timing of payments cannot be determined with any degree of certainty.

At December 31, 2009, the Company is under audit by the IRS for tax years ending December 31, 2007, 2006, and 2005. All federal tax years prior to 2002 are closed by statute. The Company is subject to tax examination in various U.S. state jurisdictions for tax years 2002 to the present, as well as various foreign jurisdictions for tax years 1997 to the present.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2009	2008
Deferred tax assets:
Postretirement benefits	$6,948	$7,799
Accrued expenses	44,304	35,873
Warranty accrual	18,394	12,012
Deferred compensation	16,936	16,984
Bad debts	6,926	7,916
Inventory	15,922	19,443
Deferred revenue	6,095	19,144
Pension	27,067	41,935
Research and development credit	6,228	3,170
Foreign tax credit	36,722	20,550
Net loss carryforward	95,606	115,002
Capital losses	4,323	—
State deferred taxes	5,613	12,329
Other	7,581	4,723

	298,665	316,880
Valuation allowance	(112,839)	(97,188)

Net deferred tax assets	$185,826	$219,692

Deferred tax liabilities:
Property, plant and equipment	$21,707	$15,287
Goodwill	58,620	47,193
Finance receivables	8,110	6,660
Software capitalized	325	4,310
Partnership income	19,486	15,445
Undistributed earnings	2,512	—
Other	2,342	1,320

Net deferred tax liabilities	113,102	90,215

Net deferred tax asset	$72,724	$129,477

At December 31, 2009, the Company’s domestic and international subsidiaries had deferred tax assets relating to net operating loss (NOL) carryforwards of $95,606. Of these NOL carryforwards, $37,753 expires at various times between 2010 and 2029. The remaining NOL carryforwards of approximately $57,853 do not expire. The Company has a valuation allowance to reflect the estimated amount of deferred tax assets that, more likely than not, will not be realized. The valuation allowance relates primarily to certain international and state NOLs. The net change in total valuation allowance for the years ended December 31, 2009 and 2008 was an increase of $15,651 and $11,759, respectively. The 2009 increase is primarily attributable to the change in valuation allowances related to deferred tax assets in foreign jurisdictions and to capital losses domestically.

A determination of the unrecognized deferred tax liability on undistributed earnings of non-U.S. subsidiaries is not practicable. However, no liability for U.S. income taxes on such undistributed earnings of these subsidiaries has been provided because it is

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

the Company’s policy to reinvest these earnings indefinitely in operations outside the United States. The Company has recorded, however, a tax provision in the amount of $2,512 for an investment in a foreign unconsolidated affiliate related to the portion of undistributed earnings that are not considered to be permanently reinvested.

NOTE 5:	INVESTMENTS

The Company’s investments, primarily in Brazil, consist of certificates of deposit and U.S. dollar indexed bond funds are classified as available-for-sale and stated at fair value based upon quoted market prices and net asset values, respectively. Deposits with banks and money market funds classified as short-term investments include accrued interest. Marketable securities within the Company’s rabbi trust (refer to note 12) are recorded at fair value based on quoted market prices. Realized and unrealized gains and losses on marketable securities in the rabbi trust are recognized in investment income.

The Company’s investments, excluding cash surrender value of insurance contracts of $65,489 and $62,934 as of December 31, 2009 and 2008, respectively, consist of the following:

		Unrealized
	Cost Basis	Gain/(Loss)	Fair Value
As of December 31, 2009
Short-term investments:
Certificates of deposit	$157,216	$—	$157,216
U.S. dollar indexed bond funds	20,226	—	20,226

	$177,442	$—	$177,442

Long-term investments:
Assets held in a rabbi trust	$9,400	$(900)	$8,500

As of December 31, 2008
Short-term investments:
Certificates of deposit and other	$121,387	$—	$121,387

Long-term investments:
Assets held in a rabbi trust	$10,926	$(2,942)	$7,984

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

NOTE 6:	FINANCE RECEIVABLES

Through its wholly-owned subsidiaries, the Company provides financing arrangements to customers purchasing its products. These financing arrangements are largely classified and accounted for as sales-type leases in accordance with FASB ASC 840, Leases. As of December 31, 2009, the Company’s net investment in sales-type leases included $40,856 related to a customer financing arrangement in Brazil. The components of finance receivables for the Company’s net investment in sales-type leases are as follows:

	December 31,
	2009	2008
Total minimum lease receivable	$105,080	$47,885
Estimated unguaranteed residual values	5,274	4,558

	110,354	52,443
Less:
Unearned interest income	(17,942)	(5,164)
Unearned residuals	(1,182)	(1,133)

	(19,124)	(6,297)

Total	$91,230	$46,146

Future minimum payments due from customers under sales-type leases as of December 31, 2009 are as follows:

2010	$38,048
2011	28,328
2012	24,781
2013	10,405
2014	2,543
Thereafter	975

$105,080

The Company provides an allowance for credit losses related to finance receivables representing amounts reserved for estimated uncollectible balances. This allowance related to finance receivables is calculated based on (1) reserves for specific customer accounts based on unique circumstances, changes in credit risk, payment patterns and changes in the aging of accounts receivable balances, and (2) a percentage of aged customer balances which is based on historical loss experience and current trends.

NOTE 7:	INVENTORIES

Major classes of inventories are summarized as follows:

	December 31,
	2009	2008
Finished goods	$196,110	$276,439
Service parts	145,719	144,742
Work in process	56,492	54,752
Raw materials	49,922	65,038

Total inventories	$448,243	$540,971

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

NOTE 8:	PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment, at cost less accumulated depreciation and amortization:

	Estimated
	Useful Life	December 31,
	(years)	2009	2008
Land and land improvements	0-15	$6,292	$6,178
Buildings and building equipment	15	61,403	59,230
Machinery, tools and equipment	5-12	119,378	107,918
Leasehold improvements(1)	10	23,607	20,811
Computer equipment	3-5	80,274	75,869
Computer software	5-10	158,303	150,387
Furniture and fixtures	5-8	74,446	72,486
Tooling	3-5	76,834	76,228
Construction in progress		12,840	10,844

Total property plant and equipment		613,377	579,951
Less accumulated depreciation and amortization		408,557	376,357

Total property plant and equipment, net		$204,820	$203,594

(1)	The estimated useful life for leasehold improvements is the lesser of 10 years or the term of the lease.

During 2009, 2008 and 2007, depreciation expense, computed on a straight-line basis over the estimated useful lives of the related assets, was $50,085, $55,295 and $45,549, respectively.

NOTE 9:	GOODWILL AND OTHER ASSETS

The changes in carrying amounts of goodwill are summarized as follows:

	DNA	DI	Total
Goodwill	$111,799	$392,544	$504,343
Accumulated impairment losses	—	(38,859)	(38,859)

Balance at January 1, 2008	111,799	353,685	465,484

Goodwill acquired	4,320	758	5,078
Impairment loss	(13,171)	—	(13,171)
Currency translation adjustment	(6,583)	(42,505)	(49,088)

Goodwill	109,536	350,797	460,333
Accumulated impairment losses	(13,171)	(38,859)	(52,030)

Balance at December 31, 2008	96,365	311,938	408,303

Goodwill acquired	2,326	55	2,381
Currency translation adjustment	258	39,995	40,253

Goodwill	112,120	390,847	502,967
Accumulated impairment losses	(13,171)	(38,859)	(52,030)

Balance at December 31, 2009	$98,949	$351,988	$450,937

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

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

Goodwill is reviewed for impairment based on a two-step test. In the first step, the Company compares the fair value of each reporting unit with its net book value. The fair value is determined based upon discounted estimated future cash flows as well as the market approach or guideline public company method. The Company’s Step I impairment test of goodwill of a reporting unit is based upon the fair value of the reporting unit, defined as the price that would be received to sell the net assets or transfer the net liabilities in an orderly transaction between market participants at the assessment date (November 30). In the event that the net carrying amount exceeds the fair value, a Step II test must be performed whereby the fair value of the reporting unit’s goodwill must be estimated to determine if it is less than its net carrying amount.

The valuation techniques used in the Step I impairment test have incorporated a number of assumptions that the Company believes to be reasonable and to reflect forecasted market conditions at the assessment date. Assumptions in estimating future cash flows are subject to a high degree of judgment. The Company makes all efforts to forecast future cash flows as accurately as possible with the information available at the time a forecast is made. To this end, the Company evaluates the appropriateness of its assumptions as well as its overall forecasts by comparing projected results of upcoming years with actual results of preceding years and validating that differences therein are reasonable. Key assumptions, all of which are Level 3 inputs (refer to note 18), relate to price trends, material costs, discount rate, customer demand, and the long-term growth and foreign exchange rates. A number of benchmarks from independent industry and other economic publications were also used. Changes in assumptions and estimates after the assessment date may lead to an outcome where impairment charges would be required in future periods. Specifically, actual results may vary from the Company’s forecasts and such variations may be material and unfavorable, thereby triggering the need for future impairment tests where the conclusions may differ in reflection of prevailing market conditions.

The annual goodwill impairment test for 2009, 2008 and 2007 resulted in no impairment related to income from continuing operations. In the 2009 Step I impairment test, the Company concluded the Brazil reporting unit had limited excess fair value of approximately $27,000 or 6.5 percent when compared to its carrying amount. The carrying amount of goodwill in the Company’s Brazil reporting unit was $115,395 as of December 31, 2009.

In addition, the Company’s fourth quarter 2008 decision to close its security business in the EMEA region resulted in an impairment of $13,171 to the Domestic and Canada reporting unit goodwill. This impairment charge is reflected in loss from discontinued operations for the year ended December 31, 2008. Upon initial acquisition, the goodwill related to the EMEA security business was classified within the Company’s Domestic and Canada reporting unit for goodwill impairment testing. The annual goodwill impairment test for 2007 resulted in an impairment charge of $46,319 related to the Elections Systems reporting unit goodwill and represented the carrying value of Premier Election Solutions Inc. (PESI) goodwill, which is reflected in loss from discontinued operations for the year ended December 31, 2007.

Other Assets On January 1, 2009, the Company adopted updated guidance included in FASB ASC 350-30-35, General Intangibles Other than Goodwill — Subsequent Measurement, which provides a list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets. The guidance applies to intangible assets that are acquired individually or with a group of other assets and both intangible assets acquired in business combinations and asset acquisitions. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

Included in other assets are net capitalized computer software development costs of $57,143 and $52,668 as of December 31, 2009 and 2008, respectively. Amortization expense on capitalized software of $16,768, $14,332 and $11,556 was included in product cost of sales for 2009, 2008 and 2007, respectively. Other long-term assets also consist of patents, trademarks and other intangible assets. Where applicable, other assets are stated at cost and, if applicable, are amortized ratably over the relevant contract period or the estimated life of the assets. Fees to renew or extend the term of the Company’s intangible assets are expensed when incurred. Impairment of long-lived assets is recognized when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the expected future undiscounted cash flows are less than the carrying amount of the asset, an impairment loss is recognized at that time to reduce the asset to the lower of its fair value or its net book value in accordance with FASB ASC 360, Property, Plant and Equipment. For the year ended December 31, 2009, the Company impaired $2,500 related to the tradename Firstline, Incorporated in the DNA segment. For the year ended December 31, 2008, the Company impaired $4,376 of intangible assets in continuing operations of the DNA segment and $3,487 of intangible assets within loss from discontinued operations.

Investment in Affiliate Investment in the Company’s non-consolidated affiliate is accounted for under the equity method and consisted of a 50 percent ownership in Shanghai Diebold King Safe Company, Ltd. The balance of this investment as of December 31, 2009 and 2008 was $11,308 and $11,461, respectively, and fluctuated based on equity earnings and receipt of dividends. Equity earnings from the non-consolidated affiliate are included in other expense (income), net in the consolidated statements of income and were $2,456, $2,470, and $2,172 for the years ended December 31, 2009, 2008 and 2007, respectively.

NOTE 10: NOTES PAYABLE

Outstanding notes payable balances were as follows:

	December 31,
	2009	2008

Notes payable — current:
Uncommitted lines of credit	$16,915	$10,596

Notes payable — long term:
Credit facility	$240,000	$294,588
Senior notes	300,000	300,000

	$540,000	$594,588

As of December 31, 2009, the Company had various international short-term uncommitted lines of credit with borrowing limits of $44,039. The weighted-average interest rate on outstanding borrowings on these lines of credit as of December 31, 2009 and 2008 was 9.15 and 13.48 percent, respectively. Short term uncommitted lines mature in less than one year.

In October 2009, the Company entered into a three-year credit facility, which replaced the existing credit facility. As of December 31, 2009, the Company had borrowing limits under this facility totaling $507,463 ($400,000 and €75,000, translated). Under the terms of the credit facility agreement, the Company has the ability, subject to various approvals, to increase the borrowing limits by $200,000 and €37,500. Up to $30,000 and €15,000 of the revolving credit facility is available under a swing line subfacility. The weighted-average interest rate on outstanding credit facility borrowings as of December 31, 2009 and 2008 was 2.63 and 3.44 percent, respectively, which is variable based on the London Interbank Offered Rate (LIBOR). The Company incurred $4,539 of fees to its creditors in conjunction with the credit facility which will be amortized as a component of interest expense over the term of the facility.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

In March 2006, the Company issued senior notes in an aggregate principal amount of $300,000 with a weighted-average fixed interest rate of 5.50 percent. The maturity dates of the senior notes are staggered, with $75,000, $175,000 and $50,000 becoming due in 2013, 2016 and 2018, respectively. Additionally, the Company entered into a derivative transaction to hedge interest rate risk on $200,000 of the senior notes, which was treated as a cash flow hedge. This reduced the effective interest rate by 14 basis points from 5.50 to 5.36 percent.

The amount available under the credit facility and short-term uncommitted lines at December 31, 2009 was $267,463 and $27,124 respectively. Maturities of notes payable as of December 31, 2009 are as follows: $16,915 in 2010, $240,000 in 2012, $75,000 in 2013 and $225,000 thereafter. Interest charged to expense for the Company’s notes payable for the years ended December 31, 2009, 2008 and 2007 was $23,796, $32,748 and $34,546, respectively.

The Company’s financing agreements contain various restrictive financial covenants, including net debt to capitalization and net interest coverage ratios. As of December 31, 2009, the Company was in compliance with the financial covenants in its debt agreements.

NOTE 11: OTHER LONG-TERM LIABILITIES

Included in other long-term liabilities are bonds payable, which consist of the following:

	December 31,
	2009	2008

Industrial development revenue bond due January 1, 2017	$4,400	$4,400
Industrial development revenue bond due June 1, 2017	7,500	7,500

Total long-term bonds payable	$11,900	$11,900

In 1997, industrial development revenue bonds were issued on behalf of the Company. The proceeds from the bond issuances were used to construct new manufacturing facilities in the United States. The Company guaranteed the payments of principal and interest on the bonds by obtaining letters of credit. Each industrial development revenue bond carries a variable interest rate, which is reset weekly by the remarketing agents. The weighted-average interest rate on the bonds was 0.8 percent and 1.8 percent as of December 31, 2009 and 2008, respectively. Interest on the bonds charged to expense for the years ended December 31, 2009, 2008 and 2007 was $122, $329 and $446, respectively. As of December 31, 2009, the Company was in compliance with the financial covenants of its loan agreements and believes the financial covenants will not restrict its future operations.

NOTE 12:	BENEFIT PLANS

Qualified Pension Benefits Plans that cover salaried employees provide pension benefits based on the employee’s compensation during the ten years before retirement. The Company’s funding policy for salaried plans is to contribute annually based on actuarial projections and applicable regulations. Plans covering hourly employees and union members generally provide benefits of stated amounts for each year of service. The Company’s funding policy for hourly plans is to make at least the minimum annual contributions required by applicable regulations. Employees of the Company’s operations in countries outside of the United States participate to varying degrees in local pension plans, which in the aggregate are not significant. In addition to these plans, union employees in one of the Company’s U.S. manufacturing facilities participate in the International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers-Communications Workers of America (IUE-CWA) multi-employer pension fund. Pension expense related to the multi-employer pension plan was $11, $202 and $214 for the years ended December 31,

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

2009, 2008 and 2007, respectively. The Company recorded a withdrawal liability in 2008 from the pension fund of approximately $5,800 within postretirement and other benefits due to the closure of this facility.

Supplemental Executive Retirement Benefits The Company has non-qualified pension plans to provide supplemental retirement benefits to certain officers. Benefits are payable at retirement based upon a percentage of the participant’s compensation, as defined.

Other Benefits In addition to providing pension benefits, the Company provides postretirement healthcare and life insurance benefits (referred to as other benefits) for certain retired employees. Eligible employees may be entitled to these benefits based upon years of service with the Company, age at retirement and collective bargaining agreements. Currently, the Company has made no commitments to increase these benefits for existing retirees or for employees who may become eligible for these benefits in the future. Currently there are no plan assets and the Company funds the benefits as the claims are paid. The postretirement benefit obligation was determined by application of the terms of medical and life insurance plans together with relevant actuarial assumptions and healthcare cost trend rates.

Prior to 2008, the Company used a September 30 measurement date to report its pension and other benefits at fiscal year-end. In accordance with ASC 715, the Company remeasured its plan assets and benefit obligations on January 1, 2008 in order to transition to a fiscal year-end measurement date. This resulted in a cumulative beginning of year adjustment to retained earnings at January 1, 2008 of $1,092 for pension benefits and $295 for other benefits.

The following tables set forth the change in benefit obligation, change in plan assets, funded status, consolidated balance sheet presentation and net periodic benefit cost for the Company’s defined benefit pension plans and other benefits at December 31:

	Pension Benefits		Other Benefits
	2009	2008	2009	2008

Change in benefit obligation
Benefit obligation at beginning of year	$461,131	$435,070	$18,571	$19,972
Service cost	10,902	12,335	1	3
Interest cost	28,947	35,046	1,127	1,526
Actuarial loss (gain)	9,178	937	(1,369)	(46)
Plan participants’ contributions	—	—	96	159
Medicare retiree drug subsidy reimbursement	—	—	240	—
Benefits paid	(19,637)	(22,185)	(2,081)	(3,278)
Curtailments	—	(39)	—	—
Other	23	(33)	—	235

Benefit obligation at end of year	$490,544	$461,131	$16,585	$18,571

Change in plan assets
Fair value of plan assets at beginning of year	$327,333	$453,085	$—	$—
Actual return on plan assets	75,307	(111,040)	—	—
Employer contribution	15,654	7,473	1,985	3,119
Plan participant contributions	—	—	96	159
Benefits paid	(19,637)	(22,185)	(2,081)	(3,278)

Fair value of plan assets at end of year	$398,657	$327,333	$—	$—

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

	Pension Benefits		Other Benefits
	2009	2008	2009	2008

Funded status
Funded status	$(91,887)	$(133,798)	$(16,585)	$(18,571)
Unrecognized net actuarial loss(1)	135,723	168,246	3,969	5,779
Unrecognized prior service cost (benefit)(1)	1,645	1,915	(2,484)	(3,001)

Prepaid (accrued) pension cost	$45,481	$36,363	$(15,100)	$(15,793)

Amounts recognized in balance sheets
Current liabilities	$(2,684)	$(2,725)	$(1,742)	$(1,931)
Noncurrent liabilities(2)	(89,203)	(131,073)	(14,843)	(16,640)
Accumulated other comprehensive income	137,368	170,161	1,485	2,778

Net amount recognized	$45,481	$36,363	$(15,100)	$(15,793)

Change in accumulated other comprehensive income
Balance at beginning of year	$170,161	$17,435	$2,778	$2,381
Prior service cost recognized during the year	(271)	(381)	517	517
Net actuarial losses recognized during the year	(3,345)	(804)	(442)	(432)
Net actuarial (losses) gains occurring during the year	(29,178)	153,911	(1,368)	312

Balance at end of year	$137,367	$170,161	$1,485	$2,778

(1)	Represents amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit costs.

(2)	Included in the consolidated balance sheets in pensions and other benefits and postretirement and other benefits are international and multi-employer plan benefit liabilities.

	Pension Benefits			Other Benefits
	2009	2008	2007	2009	2008	2007
Components of net periodic benefit cost
Service cost	$10,902	$9,839	$11,429	$1	$2	$6
Interest cost	28,947	28,046	25,592	1,127	1,221	1,358
Expected return on plan assets	(36,973)	(35,747)	(33,008)	—	—	—
Amortization of prior service cost(1)	271	381	614	(517)	(517)	(516)
Recognized net actuarial loss	3,345	804	4,033	442	432	731
Curtailment gain	—	(52)	(489)	—	—	—

Net periodic pension benefit cost	$6,492	$3,271	$8,171	$1,053	$1,138	$1,579

(1)	The annual amortization of pension benefits prior service costs is determined as the increase in projected benefit obligation due to the plan change divided by the average remaining service period of participating employees expected to receive benefits under the plan.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

The following table represents information for pension plans with an accumulated benefit obligation in excess of plan assets for the years ended December 31:

	2009	2008
Projected benefit obligation	$490,544	$461,131
Accumulated benefit obligation	449,034	415,648
Fair value of plan assets	398,657	327,333

The following table represents the weighted-average assumptions used to determine benefit obligations at December 31:

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Discount rate	6.33%	6.41%	6.33%	6.41%
Rate of compensation increase	3.25%	3.25%

The following table represents the weighted-average assumptions used to determine periodic benefit cost at December 31:

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Discount rate	6.41%	6.63%	6.41%	6.63%
Expected long-term return on plan assets	8.50%	8.50%
Rate of compensation increase	3.25%	3.50%

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

The following table represents assumed health care cost trend rates at December 31:

	2009	2008
Healthcare cost trend rate assumed for next year	8.20%	9.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.20%	4.20%
Year that rate reaches ultimate trend rate	2099	2099

The healthcare trend rates are reviewed based upon the results of actual claims experience. The Company used healthcare cost trends of 8.2 and 9.0 percent in 2010 and 2009, respectively, decreasing to an ultimate trend of 4.2 percent in 2099 for both medical and prescription drug benefits using the Society of Actuaries Long Term Trend Model with assumptions based on the 2008 Medicare Trustees’ projections. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans.

A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

	One-Percentage-	One-Percentage-
	Point Increase	Point Decrease
Effect on total of service and interest cost	$72	$(65)
Effect on postretirement benefit obligation	$971	$(878)

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

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

The following table summarizes the Company’s target mixes for these asset classes in 2010, which are readjusted at least quarterly within a defined range, and the Company’s pension plan asset allocation as of December 31, 2009 and 2008:

	Target	Percentage of Pension
	Allocation Percentage	Plan Assets at December 31,
	2010	2009	2008

Equity securities	45	48	42
Debt securities	40	42	47
Real estate	5	—	—
Other	10	10	11

Total	100	100	100

Assets are categorized into three levels based upon the assumptions (inputs) used to value the assets in accordance with the fair value hierarchy included in FASB ASC 820 (refer to note 18). The following table summarizes the fair value of the Company’s plan assets as of December 31:

	2009	2008

Level 1
Mutual funds	$21,803	$15,619
Corporate stocks, common and preferred	146,263	107,374
Short-term investments	4,213	7,177
Other	2,024	1,706
Level 2
United States government and agency securities	312	603
Corporate debt and foreign government securities	64,476	49,504
Common and collective trusts	123,093	110,275
Level 3
Partnership/joint venture	36,473	35,075

Fair value of plan assets at end of year	$398,657	$327,333

Fair value of investments categorized as level 1 are determined based on period end closing prices in active markets. Fair value of investments categorized as level 2 are determined based on the latest available ask price or latest trade price if listed. The fair value of unlisted securities is established by fund managers using the latest reported information for comparable securities and financial analysis. If the manager believes the fund is not capable of immediately realizing the fair value otherwise determined,

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

the manager has the discretion to determine an appropriate value. Fair value of investments categorized as Level 3, represent the Plan’s interest in private equity and hedge funds. The fair value for these assets is determined based on the net asset value (NAV), which is the practical expedient for fair value, as reported by the underlying investment managers.

The following table summarizes the changes in fair value of level 3 assets for the year ended December 31:

2009

Balance, beginning of year	$35,075
Acquisitions (dispositions), net	2,537
Realized and unrealized (losses) gains, net	(1,139)

Balance, end of year	$36,473

The following table represents the amortization amounts expected to be recognized during 2010:

	Pension Benefits	Other Benefits

Amount of net prior service cost/(credit)	$194	$(517)
Amount of net loss	5,244	284

The Company contributed $15,654 to its pension plans, including contributions to the nonqualified plan, and $1,984 to its other postretirement benefit plan in the year ended December 31, 2009. Also, the Company expects to contribute $14,767 to its pension plans, including the nonqualified plan, and $1,797 to its other postretirement benefit plan in the year ended December 31, 2010. The following benefit payments, which reflect expected future service, are expected to be paid:

		Other Benefits	Other Benefits
	Pension	before Medicare	after Medicare
	Benefits	Part D Subsidy	Part D Subsidy
2010	$21,162	$2,039	$1,797
2011	22,277	2,035	1,795
2012	23,923	1,997	1,758
2013	25,514	1,946	1,714
2014	27,278	1,880	1,657
2015 — 2019	164,596	8,196	7,237

Retirement Savings Plan The Company offers an employee 401(k) savings plan (Savings Plan) to encourage eligible employees to save on a regular basis by payroll deductions. Effective July 1, 2003, a new enhanced benefit to the Savings Plan became effective. All new salaried employees hired on or after July 1, 2003 were provided with an employer basic matching contribution in the amount of 100 percent of the first three percent of eligible pay and 60 percent of the next three percent of eligible pay. This new enhanced benefit is in lieu of participation in the pension plan for salaried employees. For employees hired prior to July 1, 2003, the Company matched 60 percent of participating employees’ first three percent of contributions and 40 percent of participating employees’ next three percent of contributions. Effective April 1, 2009, the Company match for the Savings Plan was reduced and suspended. If a participant was hired before July 1, 2003 and participates in the Diebold pension plan, the match was suspended. If a participant was hired after July 1, 2003 and does not participate in the Diebold pension plan, the Company reduced the match to 30 cents for every dollar up to six percent of income. The Company match is determined by the Board of Directors and evaluated at least annually. Total Company match was $5,077, $12,510 and $11,608 for the years ended December 31, 2009, 2008 and 2007, respectively.

Deferred Compensation Plans The Company has deferred compensation plans that enable certain employees to defer receipt of a portion of their cash or share-based compensation and non-employee directors to defer receipt of director fees at the participants’ discretion. For deferred cash-based compensation, the Company established a rabbi trust which is recorded at fair

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

value of the underlying securities within securities and other investments. The related deferred compensation liability is recorded at fair value within other long-term liabilities. Realized and unrealized gains and losses on marketable securities in the rabbi trust are recognized in investment income with corresponding changes in the Company’s deferred compensation obligation recorded as compensation cost within selling and administrative expense.

NOTE 13:	LEASES

The Company’s future minimum lease payments due under non-cancellable operating leases for real estate, vehicles and other equipment at December 31, 2009 are as follows:

	Total	Real Estate	Equipment
2010	$56,429	$21,914	$34,515
2011	52,602	18,228	34,374
2012	43,728	16,101	27,627
2013	29,196	14,164	15,032
2014	18,565	12,037	6,528
Thereafter	27,094	23,263	3,831

	$227,614	$105,707	$121,907

Under lease agreements that contain escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term. Rental expense under all lease agreements amounted to approximately $74,914, $84,708 and $83,588 for the years ended December 31, 2009, 2008 and 2007, respectively.

NOTE 14:	GUARANTEES AND PRODUCT WARRANTIES

In September 2009, the Company sold its U.S. election systems business. The related sale agreement contained shared liability clauses pursuant to which the Company agreed to indemnify the purchaser for 70 percent of any adverse consequences to the purchaser arising out of certain defined potential litigation or obligations. As of December 31, 2009, there were no material adverse consequences related to these shared liability indemnifications. The Company’s maximum exposure under the shared liability indemnifications is $8,000.

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

The Company provides its global operations guarantees and standby letters of credit through various financial institutions to suppliers, regulatory agencies and insurance providers. If the Company is not able to make payment, the suppliers, regulatory agencies and insurance providers may draw on the pertinent bank. At December 31, 2009, the maximum future payment obligations relative to these various guarantees totaled $67,226, of which $22,628 represented standby letters of credit to insurance providers, and no associated liability was recorded. At December 31, 2008, the maximum future payment obligations relative to these various guarantees totaled $61,615, of which $19,528 represented standby letters of credit to insurance providers, and no associated liability was recorded.

The Company provides its customers a standard manufacturer’s warranty and records, at the time of the sale, a corresponding estimated liability for potential warranty costs. Estimated future obligations due to warranty claims are based upon

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

historical factors such as labor rates, average repair time, travel time, number of service calls per machine and cost of replacement parts. Changes in the Company’s warranty liability balance are illustrated in the following table:

	2009	2008
Balance at January 1	$43,009	$26,494
Current period accruals	67,316	49,689
Current period settlements	(47,652)	(33,174)

Balance at December 31	$62,673	$43,009

NOTE 15:	COMMITMENTS AND CONTINGENCIES

At December 31, 2009, the Company had purchase commitments for materials through contract manufacturing agreements at negotiated prices totaling $13,441. The Company’s approximate future payments under these purchase commitments are $12,883, $267 and $291 in 2010, 2011 and 2012, respectively. The amounts purchased under these obligations totaled $12,026, $14,293 and $2,572 in 2009, 2008 and 2007, respectively.

At December 31, 2009, the Company was a party to several lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the consolidated financial statements would not be materially affected by the outcome of any present legal proceedings, commitments or asserted claims.

In addition to the routine legal proceedings noted above, the Company has been served with various lawsuits, filed against it and certain current and former officers and directors, by shareholders and participants in the Company’s 401(k) Plan, alleging violations of the federal securities laws and breaches of fiduciary duties with respect to the 401(k) plan. These complaints seek compensatory damages in an unspecific amount, fees and expenses related to such lawsuits and the granting of extraordinary equitable and/or injunctive relief. The cases alleging violations of the federal securities laws have been consolidated into a single proceeding. The cases alleging breaches of fiduciary duties under the Employee Retirement Income Security Act of 1974 with respect to the 401(k) plan likewise have been consolidated into a single proceeding. The Company and the individual defendants deny the allegations made against them, regard them as without merit, and intend to defend themselves vigorously. On August 22, 2008, the district court dismissed the consolidated amended complaint in the consolidated securities litigation and entered a judgment in favor of the defendants. On December 22, 2009, the U.S. Court of Appeals for the Sixth Circuit affirmed the judgment of dismissal. On February 18, 2010 the U.S. Court of Appeals for the Sixth Circuit denied plaintiffs’ motion for rehearing en banc. In May 2009, the Company agreed to settle the 401(k) class action litigation for $4,500, to be paid out of the Company’s insurance policies. The settlement is subject to final documentation and approval of the court.

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

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

Management is unable to determine the financial statement impact, if any, of the County’s and Secretary’s actions as of December 31, 2009.

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

The Company periodically evaluates its monetary asset and liability positions denominated in foreign currencies. The impact of the Company and the counterparties’ credit risk on the fair value of the contracts is considered as well as the ability of each party to execute its obligations under the contract. The Company uses investment grade financial counterparties in these transactions and believes that the resulting credit risk under these hedging strategies is not significant.

FOREIGN EXCHANGE

Non-Designated Hedges A substantial portion of the Company’s operations and revenues are international. As a result, changes in foreign exchange rates can create substantial foreign exchange gains and losses from the revaluation of non-functional currency monetary assets and liabilities. The Company’s policy allows the use of foreign exchange forward contracts with maturities of up to 24 months to mitigate the impact of currency fluctuations on those foreign currency asset and liability balances. The Company elected not to apply hedge accounting to its foreign exchange forward contracts. Thus, spot-based gains/losses offset revaluation gains/losses within foreign exchange (loss) gain, net and forward-based gains/losses represent interest expense. For the year ended December 31, 2009, there were 953 non-designated foreign exchange contracts that settled. As of December 31, 2009, there were 54 non-designated foreign exchange contracts outstanding, primarily euro, British pound and Swiss franc, totaling $525,727, which represents the absolute value of notional amounts.

Net Investment Hedges The Company has international subsidiaries with assets in excess of liabilities that generate cumulative translation adjustments within other comprehensive income. During 2009, the Company used derivatives to manage

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

potential adverse changes in value of its net investments in Brazil. The Company uses the forward to forward method for its quarterly retrospective and prospective assessments of hedge effectiveness. No ineffectiveness results if the notional amount of the derivative matches the portion of the net investment designated as being hedged because the Company uses derivative instruments with underlying exchange rates consistent with its functional currency and the functional currency of the hedged net investment. Changes in value that are deemed effective are accumulated in other comprehensive income where they will remain until they are reclassified to income together with the gain or loss on the entire investment upon substantial liquidation of the subsidiary. There was no ineffectiveness during the year ended December 31, 2009. For the year ended December 31, 2009, there were 15 net investment hedge contracts that settled. As of December 31, 2009, there were no net investment hedge contracts outstanding.

INTEREST RATE

Cash Flow Hedges The Company has variable rate debt and is subject to fluctuations in interest related cash flows due to changes in market interest rates. The Company’s policy allows derivative instruments designated as cash flow hedges which fix a portion of future variable-rate interest expense. The Company has executed two pay-fixed receive-variable interest rate swaps, with a total notional amount of $50,000, to hedge against changes in the LIBOR benchmark interest rate on a portion of the Company’s LIBOR-based borrowings. In October 2009, the Company used borrowings of approximately $205,000 and €50,300 under its new credit facility agreement to repay all amounts outstanding under (and terminated) the prior loan agreement. While the LIBOR-based cash flows designated in the original hedge relationships remain probable of occurring, the Company elected to de-designate the original cash flow hedging relationships and designated new hedging relationships in conjunction with entering into its new credit facility.

The Company’s monthly retrospective assessment of hedge effectiveness to determine whether the hedging relationship continues to qualify for hedge accounting is performed using regression analysis. The Company’s monthly prospective assessment of hedge effectiveness to measure the extent to which exact offset is not achieved is performed by comparing the cumulative change in the fair value of the interest rate swaps to the cumulative change in the fair value of the hypothetical interest rate swaps with critical terms that match the LIBOR-based borrowings. When computing cumulative changes in fair values,the Company computes the difference between the current fair value and the sum of all future discounted cash flows projected at designation that are not yet paid or accrued as of the current valuation date in order to isolate changes in fair value primarily attributable to changes in interest rates. Changes in value that are deemed effective are accumulated in other comprehensive income and reclassified to interest expense when the hedged interest is accrued. For the year ended December 31, 2009, the Company recognized a $39 gain representing the change in fair value of the interest rate swap that was deemed ineffective. To the extent that it becomes probable that the Company’s variable rate borrowings will not occur, the gains or losses on the related cash flow hedges will be reclassified from other comprehensive income to interest expense.

In December 2005 and January 2006, the Company executed cash flow hedges by entering into receive-variable and pay-fixed interest rate swaps, with a total notional amount of $200,000, related to the senior notes issuance in March 2006. Amounts previously recorded in other comprehensive income related to the pre-issuance cash flow hedges will continue to be reclassified to income on a straight-line basis through February 2016.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

The following table summarizes the fair value of derivative instruments designated and not designated as hedging instruments and their respective balance sheet location as of December 31, 2009:

	Fair Value	Balance Sheet Location(1)
Derivatives designated as hedging instruments
Liability derivatives:
Interest rate contracts	(2,122)	Other current liabilities
Interest rate contracts	(1,277)	Other long-term liabilities

Total liability derivatives	(3,399)

Total hedging instruments	$(3,399)

Derivatives not designated as hedging instruments
Asset derivatives:
Foreign exchange contracts	$1,047	Other current assets
Foreign exchange contracts	399	Other current liabilities

Total asset derivatives	1,446
Liability derivatives:
Foreign exchange contracts	(560)	Other current assets
Foreign exchange contracts	(2,171)	Other current liabilities

Total liability derivatives	(2,731)

Total derivatives not designated	$(1,285)

Total derivatives	$(4,684)

(1)	The balance sheet location noted above represents the balance sheet line item where the respective contract types are reported using a net basis due to master netting agreements with counterparties. However, the asset derivative and liability derivative categories noted above represent the Company’s derivative positions on a gross contract by contract basis.

The following table summarizes the impact of derivative instruments included in other comprehensive income (loss) (OCI), pre-tax for the year ended December 31, 2009:

				Gain Recognized in
	Gain (Loss)	Gain Reclassified From		Income
	Recognized in OCI	Accumulated OCI	Income Statement	(Ineffective
	(Effective Portion)	(Effective Portion)	Location	Portion)
Foreign exchange contracts	$(10,129)	$—	N/A	$—
Interest rate contracts	602	136	Interest expense	39

Total	$(9,527)	$136		$39

The Company anticipates reclassifying $1,793 from other comprehensive income to interest expense within the next 12 months.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

The following table summarizes the gain (loss) recognized on non-designated derivative instruments:

	Year Ended
	December 31,
	2009	Income Statement Location
Foreign exchange contracts	$(8,913)	Interest expense
Foreign exchange contracts	(18,140)	Foreign exchange (loss) gain, net

Total	$(27,053)

NOTE 17:	RESTRUCTURING AND OTHER CHARGES

The following table summarizes the impact of Company’s restructuring charges on the statements of income:

	Year Ended December 31,
	2009	2008	2007
Cost of sales — products	$5,348	$15,936	$27,349
Cost of sales — services	7,488	9,663	1,319
Selling and administrative expense	10,276	11,265	1,299
Research, development and engineering expense	2,091	3,649	63
Impairment of assets	—	435	—
Gain on sale of assets, net	—	—	(6,438)

	$25,203	$40,948	$23,592

Restructuring charges of $624 related to the Election Systems (ES) & Other segment for the year ended December 31, 2008 are reflected in loss from discontinued operations.

The following table summarizes the Company’s restructuring charges within continuing operations by reporting segment:

	Year Ended December 31,
	2009	2008	2007
DNA
Severance	$14,376	$5,623	$—
Other(1)	3,397	10,083	—
DI
Severance	6,815	17,672	18,288
Other(2)	615	7,570	11,742
Gain on sale of building	—	—	(6,438)

Total	$25,203	$40,948	$23,592

(1)	Other costs included in the DNA segment include pension obligation, legal and professional fees, travel, training, asset movement and facility costs.

(2)	Other costs included in the DI segment include legal and professional fees, contract termination fees, penalties, asset impairment costs and costs to transfer usable inventory.

Restructuring charges of $17,232 and $20,598 for the years ended December 31, 2009 and 2008, respectively, related to reductions in the Company’s global workforce, including realignment of the organization and resources to better support opportunities in emerging growth markets and consolidation of certain international facilities in efforts to optimize overall operational performance. In December 2009, the company began to implement a workforce reduction of 350 employees, which primarily affects the Company’s Canton, Ohio area facilities. The Company expects to complete this workforce reduction no later

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

than the end of 2010. As a result of the workforce reduction plans, the Company currently anticipates approximately $5,000 of remaining charges to be incurred primarily in the first half of 2010.

Restructuring charges of $4,440, $12,372 and $19,977 for the years ended December 31, 2009, 2008 and 2007, respectively, related to the Company’s strategic global manufacturing realignment plans. The Company began to close its manufacturing facilities in Newark, Ohio and Cassis, France in 2008 and 2006, respectively. The Company believes the closure of the Newark and Cassis facilities will be substantially complete by the end of 2010 with additional expected costs of approximately $1,300. In addition, during the third quarter of 2009, the Company began to move Opteva product manufacturing out of Lexington, North Carolina into other facilities and believes the move to be complete by the end of the first quarter 2010 with additional expected costs of approximately $1,000. Security manufacturing operations will continue in the Lexington facility.

Restructuring charges of $31, $6,024 and $3,224 for the years ended December 31, 2009, 2008 and 2007, respectively, related to the Company’s plans to downsize and then to close its operations in Germany which are substantially complete as of December 31, 2009. Other restructuring charges of $3,500 for the year ended December 31, 2009 primarily related to employee severance costs in connection with the Company’s sale of certain assets and liabilities in Argentina, as well as consolidation of warehouse operations and distribution centers in the U.S.

The following table summarizes the Company’s restructuring accrual balances and related activity:

	Severance	Other	Total
Balance January 1, 2007	$—	$—	$—
Liabilities incurred	18,288	11,742	30,030
Liabilities paid/settled	(15,773)	(8,840)	(24,613)

Balance December 31, 2007	$2,515	$2,902	$5,417
Liabilities incurred	23,295	17,653	40,948
Liabilities paid/settled	(17,503)	(11,838)	(29,341)

Balance December 31, 2008	$8,307	$8,717	$17,024
Liabilities incurred	21,191	4,012	25,203
Liabilities paid/settled	(14,303)	(6,007)	(20,310)

Balance December 31, 2009	$15,195	$6,722	$21,917

Other Charges

Other charges consist of items which the Company determines are non-routine in nature and are not expected to recur in future operations. Non-routine expenses, net of $15,144, $45,145 and $7,288 impacted the year ended December 31, 2009, 2008 and 2007, respectively. For the year ended December 31, 2009, the Company incurred non-routine expenses of $1,467 in legal and other consultation fees recorded in selling and administrative expense related to the government investigations and a $25,000 charge, recorded in miscellaneous net, related to an agreement in principle with the staff of the U.S. Securities and Exchange Commission (SEC) to settle civil charges stemming from the staff’s pending enforcement inquiry. The agreement in principle with the staff of the SEC remains subject to the final approval of the SEC, and there can be no assurance that the SEC will accept the terms of the settlement negotiated with the staff. In addition, in 2009 selling and administrative expense was offset by $11,323 of non-routine income, including $10,616 of reimbursements from the Company’s director and officer (D&O) insurance carriers related to legal and other expenses incurred as part of the government investigations. The Company continues to pursue reimbursement of the remaining incurred legal and other expenditures with its D&O insurance carriers. Non-routine expenses for the year ended December 31, 2008 were primarily from legal, audit and consultation fees related to the internal review of

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

accounting items, restatement of financial statements, government investigations and other advisory fees. Non-routine expenses for the year ended December 31, 2007 were primarily related to the internal review of accounting items related to the 2008 restatement of financial statements.

NOTE 18:	FAIR VALUE OF ASSETS AND LIABILITIES

In January 2008, the Company adopted updated guidance included in ASC 820, for its financial assets and liabilities, as required. The updated guidance established a common definition for fair value to be applied to U.S. GAAP requiring the use of fair value, established a framework for measuring fair value, and expanded disclosure requirements about such fair value measurements. The guidance did not require any new fair value measurements, but rather applied to all other accounting pronouncements that require or permit fair value measurements. In January 2009, the Company adopted updated guidance included in ASC 820 with respect to non-financial assets and liabilities that are measured at fair value. The adoption of this updated guidance had no impact on the consolidated financial statements.

In April 2009, the Company adopted updated guidance included in ASC 820, FASB ASC 320, Investments Debt and Securities and FASB ASC 825, Financial Instruments. This updated guidance clarifies measuring fair-value in inactive markets, modifying the recognition and measurement of other-than-temporary impairments of debt securities, and requiring public companies to disclose the fair values of financial instruments in interim periods. The adoption of this updated guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2009, the Company adopted FASB ASU 2009-05, Fair Value Measurements and Disclosures (ASC 820) Measuring Liabilities at Fair Value (ASU 2009-05) and FASB ASU 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (ASU 2009-12). ASU 2009-05 amends ASC 820 and allows companies determining the fair value of a liability to use the perspective of an investor that holds the related obligation as an asset. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. ASU 2009-12 amends ASC 820 to provide guidance on measuring the fair value of certain alternative investments such as hedge funds, private equity funds and venture capital funds. The ASU indicates that, under certain circumstances, the fair value of such investments may be determined using NAV as a practical expedient, unless it is probable the investment will be sold at something other than NAV. In those situations, the practical expedient cannot be used and disclosure of the remaining actions necessary to complete the sale is required. ASU 2009-12 also requires additional disclosures of the attributes of all investments within the scope of the new guidance, regardless of whether an entity used the practical expedient to measure the fair value of any of its investments.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

The hierarchy that prioritizes the inputs to valuation techniques used to measure fair value is divided into three levels:

•	Level 1 — Unadjusted quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active or inputs, other than quoted prices in active markets, that are observable either directly or indirectly.

•	Level 3 — Unobservable inputs for which there is little or no market data.

The Company measures its financial assets and liabilities using one or more of the following three valuation techniques:

•	Market approach — Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

•	Cost approach — Amount that would be required to replace the service capacity of an asset (replacement cost).

•	Income approach — Techniques to convert future amounts to a single present amount based upon market expectations.

Summary of Assets and Liabilities Recorded at Fair Market Value

Assets and liabilities subject to fair value measurement are as follows:

		Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other
	Fair Value as of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Assets
Short-term investments:
Certificates of deposit	$157,216	$157,216	$—	$—
U.S. dollar indexed bond funds	20,226	—	20,226	—
Assets held in a rabbi trust	8,500	8,500	—	—
Contingent consideration on sale of business	2,386	—	—	2,386
Foreign exchange forward contracts	487	—	487	—

Total	$188,815	$165,716	$20,713	$2,386

Liabilities
Foreign exchange forward contracts	$1,772	$—	$1,772	$—
Interest rate swaps	3,399	—	3,399	—

Total	$5,171	$—	$5,171	$—

Short-Term Investments The Company has investments in certificates of deposit and U.S. dollar indexed bond funds that are classified as available-for-sale and stated at fair value. U.S. dollar indexed bond funds are reported at NAV, which is the practical expedient for fair value as determined by banks where funds are held.

Assets Held in a Rabbi Trust The fair value of the assets held in a rabbi trust (refer to note 12) is derived from investments in a mix of money market, fixed income and equity funds managed by Vanguard.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

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

Balance, August 31, 2009	$—
Contingent consideration on sale of business	7,147
Cash collections	(5,004)
Fair value adjustment	243

Balance, December 31, 2009	$2,386

Interest Rate Swaps The Company has variable rate debt and is subject to fluctuations in interest related cash flows due to changes in market interest rates. The Company’s policy allows it to periodically enter into derivative instruments designated as cash flow hedges to fix some portion of future variable rate based interest expense. The Company has executed two pay-fixed receive-variable interest rate swaps to hedge against changes in the LIBOR benchmark interest rate on a portion of the Company’s LIBOR- based borrowings. The fair value of the swap is determined using the income approach and is calculated based on LIBOR rates at the reporting date.

Summary of Assets and Liabilities Recorded at Carrying Value

The fair value of the Company’s cash and cash equivalents, trade receivables and accounts payable, approximates the carrying value due to the relative short maturity of these instruments. The fair value and carrying value of the Company’s debt instruments are summarized as follows:

	December 31, 2009
	Fair Value	Carrying Value
Industrial development revenue bonds due 2017	$11,900	$11,900
Notes payable — current	16,915	16,915
Notes payable — long term	537,246	540,000

Total debt instruments	$566,061	$568,815

The fair value of the Company’s industrial development revenue bonds are measured using unadjusted quoted prices in active markets for identical assets categorized as Level 1 inputs. The fair value of the Company’s current and long-term credit facility debt instruments approximates the carrying value due to the relative short maturity of the revolving borrowings under these instruments. The fair values of the Company’s long term senior notes was estimated using market observable inputs for the Company’s comparable peers with public debt, including quoted prices in active markets, market indices and interest rate measurements, considered Level 2 inputs.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

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

Upon classification of the U.S. election systems business as discontinued operations, certain corporate overhead expenses previously allocated to ES & Other were reallocated to DNA and DI and were $6,102 and $6,762 for the years ended December 31, 2008 and 2007, respectively.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

The following table represents information regarding the Company’s segment information for the years ended December 31, 2009, 2008 and 2007:

SEGMENT INFORMATION BY CHANNEL

	DNA	DI	ES & Other	Total
2009
Customer revenues	$1,382,461	$1,330,278	$5,553	$2,718,292
Operating profit	63,866	84,764	1,962	150,592
Capital expenditures	28,338	15,387	562	44,287
Depreciation	25,728	22,726	1,631	50,085
Property, plant and equipment, at cost	445,749	167,628	—	613,377
Total assets	1,132,011	1,422,854	—	2,554,865
2008
Customer revenues	$1,535,991	$1,479,981	$65,866	$3,081,838
Operating profit (loss)	88,751	80,813	13,346	182,910
Capital expenditures	23,232	33,126	1,574	57,932
Depreciation	23,768	28,445	3,082	55,295
Property, plant and equipment, at cost	426,818	139,142	13,991	579,951
Total assets	1,197,572	1,258,206	82,158	2,537,936
2007
Customer revenues	$1,543,050	$1,340,728	$4,573	$2,888,351
Operating profit	110,200	47,263	2,189	159,652
Capital expenditures	13,569	26,348	3,342	43,259
Depreciation	26,612	18,015	922	45,549
Property, plant and equipment, at cost	415,798	147,141	12,857	575,796
Total assets	1,167,782	1,333,815	93,127	2,594,724

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

The following table represents information regarding the Company’s revenue by geographic region and by product and service solution for the years ended December 31, 2009, 2008 and 2007:

	December 31,
	2009	2008	2007

Revenue summary by geographic area
The Americas	$1,985,010	$2,211,346	$2,056,163
Asia Pacific	387,119	400,558	337,844
Europe, Middle East and Africa	346,163	469,934	494,344

Total revenue	$2,718,292	$3,081,838	$2,888,351

Total revenue domestic vs. international
Domestic	$1,335,160	$1,477,875	$1,470,777
Percentage of total revenue	49.1%	48.0%	50.9%
International	1,383,132	1,603,963	1,417,574
Percentage of total revenue	50.9%	52.0%	49.1%

Total revenue	$2,718,292	$3,081,838	$2,888,351

Revenue summary by product and service solution
Financial self-service:
Products	$985,275	$1,127,120	$1,050,960
Services	1,083,875	1,113,450	1,020,154

Total financial self-service	2,069,150	2,240,570	2,071,114
Security:
Products	247,518	319,493	345,841
Services	396,071	455,909	466,823

Total security	643,589	775,402	812,664

Total financial self-service & security	2,712,739	3,015,972	2,883,778
Brazil election systems:
Products	—	60,935	—
Services	—	623	—

Total Brazil election systems	—	61,558	—
Brazil lottery systems	5,553	4,308	4,573

Total revenue	$2,718,292	$3,081,838	$2,888,351

The Company had no customers that accounted for more than 10 percent of total net sales in 2009, 2008 and 2007.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

NOTE 20:	DISCONTINUED OPERATIONS

During the third quarter of 2009, the Company sold its U.S. election systems business, primarily consisting of its subsidiary PESI, for $12,147, including $5,000 of cash and contingent consideration with a fair value of $7,147, which represents 70 percent of any cash collected over a five-year period on the accounts receivable balance of the sold business as of August 31, 2009. The resulting pre-tax loss on the sale of $50,750 includes $1,862 of other transaction costs and $56,566 of net assets of the business sold. The following table represents major classes of U.S. election systems business assets and liabilities sold:

	August 31, 2009	December 31, 2008

Inventories	$44,090	$45,916
Trade receivables, net	15,365	24,279
Property, plant and equipment, net	5,976	7,546
Other, net	(8,865)	(11,369)

Total net assets	$56,566	$66,372

The sale agreement contained indemnification clauses pursuant to which the Company agreed to indemnify the purchaser for any and all adverse consequences relating to certain existing liabilities. In addition, the sale agreement contained shared liability clauses pursuant to which the Company agreed to indemnify the purchaser for 70 percent of any adverse consequences to the purchaser arising out of certain defined potential litigation or obligations. As of December 31, 2009, there were no material adverse consequences related to these shared liability indemnifications. The Company’s maximum exposure under the shared liability indemnifications is $8,000. The carrying value of the indemnified and shared liabilities related to the PESI sale was $6,541 as of December 31, 2009.

A few challenges to the sale of the Company’s U.S. election systems business have arisen. The Company cannot predict the impact, if any, such challenges will have on the sale or the Company’s results of operations.

During the fourth quarter of 2008, the Company decided to discontinue its enterprise security operations in the EMEA region. The Company does not anticipate incurring additional material charges associated with this closure.

Summarized financial information for discontinued operations is as follows:

	Year Ended
	December 31,
	2009	2008	2007

Total revenue	$23,209	$103,900	$76,487

Loss from discontinued operations	(17,258)	(31,942)	(61,951)
Loss on sale of discontinued operations	(50,750)	—	—
Income tax benefit	20,932	12,744	3,664

Loss from discontinued operations, net of tax	$(47,076)	$(19,198)	$(58,287)

Loss from discontinued operations in 2008 included goodwill and other intangible asset impairment charges of $16,658 related to the closure of the Company’s EMEA enterprise security operations. Loss from discontinued operations in 2007 included a goodwill impairment charge of $46,319, which represented the carrying value of PESI’s goodwill.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

NOTE 21:	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table presents selected unaudited consolidated statements of income data:

	Year Ended December 31,
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2009	2008	2009	2008	2009	2008	2009	2008
Net sales	$657,251	$677,212	$690,896	$744,390	$645,222	$869,089	$724,923	$791,147
Gross profit	152,327	169,024	168,910	184,271	152,209	227,942	176,554	193,640
Income from continuing operations	10,838	17,011	33,272	28,769	25,237	49,962	9,983	19,079
Loss from discontinued operations, net of tax	(7,081)	(1,478)	(1,558)	(277)	(203)	(1,098)	(1,042)	(16,345)
Loss on sale of discontinued operations, net of tax	—	—	—	—	(31,438)	—	(5,754)	—

Net income (loss)	3,757	15,533	31,714	28,492	(6,404)	48,864	3,187	2,734
Less: Net income attributable to noncontrolling interests	(2,109)	(1,738)	(1,284)	(1,278)	(751)	(2,348)	(2,084)	(1,676)

Net income (loss) attributable to Diebold, Incorporated	$1,648	$13,795	$30,430	$27,214	$(7,155)	$46,516	$1,103	$1,058

Basic earnings per share:
Income from continuing operations	0.13	0.23	0.48	0.41	0.37	0.72	0.12	0.27
Loss from discontinued operations	(0.11)	(0.02)	(0.02)	—	(0.48)	(0.02)	(0.10)	(0.25)

Net income (loss)	$0.02	$0.21	$0.46	$0.41	$(0.11)	$0.70	$0.02	$0.02

Diluted earnings per share:
Income from continuing operations	$0.13	$0.23	$0.48	$0.41	$0.37	$0.72	$0.12	$0.26
Loss from discontinued operations	(0.11)	(0.02)	(0.02)	—	(0.48)	(0.02)	(0.10)	(0.25)

Net income (loss)	$0.02	$0.21	$0.46	$0.41	$(0.11)	$0.70	$0.02	$0.01

Basic weighted-average shares outstanding	66,176	66,018	66,252	66,101	66,279	66,101	66,318	66,106
Diluted weighted-average shares outstanding	66,586	66,306	66,786	66,765	66,951	66,758	67,057	66,651

Included in the fourth quarter 2009 and 2008 income from continuing operations are prior period adjustments of approximately $9,000 and $5,300, respectively, related to the Company’s income tax expense (refer to note 4).

NOTE 22:	SUBSEQUENT EVENTS

The Company assessed events occurring subsequent to December 31, 2009 through March 1, 2010 for potential recognition and disclosure in the consolidated financial statements. There was one event described below which occurred that requires disclosure in the consolidated financial statements. Other than the event described below, there were no events that have occurred that would require adjustment to or disclosure in the consolidated financial statements, which were issued on March 1, 2010.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

Geographic Organization Model In the first quarter of 2010, the Company began management of its businesses on a geographic basis only, changing from the previous model of sales channel-based business. Aligning to this new management structure and in accordance with ASC 280, Segment Reporting, the Company expects to report its results for geographic segments beginning in the first quarter of 2010. The new organization model is part of the Company’s commitment to execute against its strategic roadmap developed in 2006 to strengthen operations and build a strong foundation for future success. This roadmap was built around five key priorities: increase customer loyalty; improve quality; strengthen the supply chain; enhance communications and teamwork; and rebuild profitability. The new organization model is expected to deliver more productivity and efficiency by reducing overall operating costs.

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

In connection with the preparation of this annual report, Diebold’s management, under the supervision and with the participation of the CEO and CFO, conducted an evaluation of disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the CEO and CFO have concluded that, as of December 31, 2009, and through the filing of this annual report, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting, as discussed in detail below.

Nevertheless, based on the performance of additional procedures by management designed to ensure the reliability of financial reporting, the Company’s management believes that the consolidated financial statements fairly present, in all material respects, the Company’s financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with U.S. GAAP.

(B)	MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management, under the supervision of the CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, is a process designed by, or under the supervision of, the CEO and CFO and effected by the Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP;

•	provide reasonable assurance that receipts and expenditures of the Company are being made only in accordance with appropriate authorization of management and the Board of Directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting has inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures.

Internal control over financial reporting can also be circumvented by collusion or improper override. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, the risk.

A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board as being a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As stated above in connection with the preparation of this annual report, management, under the supervision and with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the criteria established in the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of that evaluation, management identified control deficiencies as of December 31, 2009 that constituted material weaknesses, and accordingly, the CEO and CFO concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2009.

Management notes that the following identified control deficiencies constitute material weaknesses as of December 31, 2009:

Selection, Application and Communication of Accounting Policies: The previously reported material weakness relating to application of accounting policies is not considered remediated as the Company did not appropriately apply the revenue recognition policy for training and maintenance services in certain international entities. Based on a review of an accrued liability account that is used to record the commitment to provide these services, it was noted that the services were not properly identified and accounted for as separate elements in multiple-element arrangements at inception. This misapplication of the revenue recognition policy is a result of insufficient knowledge of U.S. GAAP to properly identify and account for multiple-element arrangements. This control deficiency resulted in errors that were noted during the execution of account reconciliation control procedures. Although none of these errors were material, either individually or in the aggregate, and these errors did not result in adjustments to the financial statements, management has concluded that the related control deficiency constitutes a material weakness since it is reasonably possible that these errors could have been material.

Controls over Income Taxes: During 2009, management determined that control procedures were not effective related to providing adequate review and oversight of the calculation of the income tax provision. These control deficiencies resulted in errors that required out-of-period adjustments in the Company’s 2009 tax provision. Although none of these errors were material, either individually or in the aggregate, management has concluded that the related control deficiencies constitute a material weakness since it is reasonably possible that these errors could have been material.

KPMG LLP, the Company’s independent registered public accounting firm, has issued an auditor’s report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. This report is included on pages 43 and 44 of this annual report and is incorporated by reference in this Item 9A.

(C)	CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As previously reported under “Item 4 — Controls and Procedures” in our quarterly report on Form 10-Q for the quarter ended September 30, 2009, management concluded that our internal control over financial reporting was not effective based on the material weaknesses identified. Management has continued to work on remediation efforts since the filing of that report.

During the quarter ended December 31, 2009, changes in our internal control over financial reporting occurred related to the three previously reported material weaknesses as follows:

Selection, Application and Communication of Accounting Policies: As of December 31, 2009, management has completed training on its global accounting policies relating to: 1) Financial Statement Analytical Reviews; 2) Non-Routine Contractual Agreements; 3) Trade Receivables and Allowance for Doubtful Accounts; 4) Inventory and Related Reserves; 5) Prepaid Expenses

and Other Current Assets; and 6) Accrued Liabilities, Commitments and Contingencies, to clarify requirements related to the appropriate accounting in each of these areas to facilitate global compliance with U.S. GAAP. In addition, management has validated and monitored the consistent application of these accounting policies by its global operations.

Manual Journal Entries: As of December 31, 2009, the Company’s management has concluded that the previously reported material weakness relating to manual journal entry controls has been fully remediated. Management continued to enforce policies and procedures to monitor compliance with its journal entry accounting policy, which governs requirements for support, review and approval of manual journal entries throughout the quarter ended December 31, 2009. The Company has deployed application control functionality to systematically enforce the Company’s policy, and to prevent or detect the posting of manual journal entries not approved in accordance with the policy. The system functionality includes attaching the supporting documentation of the manual journal entry and requires managerial approval prior to posting an entry to the entities’ general ledger. In addition, as part of the 2009 period-end financial closing procedures, management utilized the monitoring process to conduct reviews of manual journal entries recorded to assure compliance with the Company’s policy. Based on these reviews, which are part of the control process, the manual journal entry controls are deemed to be operating effectively.

Account Reconciliations: As of December 31, 2009, the Company’s management has concluded that the previously reported material weakness relating to account reconciliation controls has been fully remediated. Management continued to enforce policies and procedures to monitor compliance with its account reconciliation policy, which governs requirements for content, format, and review and approval of balance sheet account reconciliations throughout the quarter ended December 31, 2009. The Company completed the planned deployment of an account reconciliation database and compliance monitoring tool to standardize its processes, procedures and documentation. In addition, as part of the 2009 period-end financial closing procedures, management utilized a monthly monitoring process, in which each division is required to provide a report to corporate accounting that documents timely completion with proper managerial reviews and approvals of the completeness, accuracy, and appropriateness of the account reconciliations for the entity. Based on these reviews, which are part of the control process, the account reconciliation controls are deemed to be operating effectively.

(D)	REMEDIATION STEPS TO ADDRESS MATERIAL WEAKNESSES

Management is committed to remediating its remaining material weaknesses in a timely fashion. Management’s Sarbanes-Oxley compliance function is responsible for helping to monitor short-term and long-term remediation plans. In addition, the Company has an executive owner to direct the necessary remedial changes to the overall design of its internal control over financial reporting and to address the root causes of the material weaknesses. The leadership team is committed to achieving and maintaining a strong control environment, high ethical standards and financial reporting integrity. This commitment will continue to be communicated to and reinforced with all associates.

The remediation efforts, outlined below, are intended to address the identified material weaknesses in internal control over financial reporting.

Selection, Application and Communication of Accounting Policies: To address the issues associated with the misapplication of the Company’s revenue recognition policy related to multiple element arrangements, management plans to:

1) Enhance the documentation relating to the application of the revenue recognition policy to multiple-element arrangements, for use by the operational finance teams;

2) Provide training to the operational associates responsible for the application of the revenue recognition policy and procedures related to multiple-element arrangements to enhance and augment the depth of knowledge of the associates and reduce the risk of future accounting errors; and

3) Involve corporate accounting more in the oversight and monitoring of recording and reporting of complex multiple-element arrangements during future periods.

At this time, the Company anticipates the remediation efforts related to this material weakness will be fully implemented by the end of 2010.

Controls over Income Taxes: To address the issues associated with controls over income taxes, management plans to:

1) Utilize specialized third-party consultants to assist with assessing review and oversight controls relating to the calculation of the income tax provision; and

2) Based on the findings of the third-party consultants, implement control procedures to enhance the review and oversight control process and to reduce the risk of future errors related to the calculation of the tax provision.

At this time, the Company anticipates the remediation efforts related to this material weakness will be fully implemented by the end of 2010.

The Company’s management believes the remediation measures described above will remediate the identified control deficiencies and strengthen the Company’s internal control over financial reporting. As management continues to evaluate and work to improve its internal control over financial reporting, it may be determined that additional measures must be taken to address control deficiencies or it may be determined that the Company needs to modify, or in appropriate circumstances not to complete, certain of the remediation measures. Total costs incurred for remediation efforts were approximately $3.7 million for the year ended December 31, 2009.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to directors of the Company, including the audit committee and the designated audit committee financial experts, is included in the Company’s proxy statement for the 2010 Annual Meeting of Shareholders (“2010 Annual Meeting”) and is incorporated herein by reference. Information with respect to any material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors is included in the Company’s proxy statement for the 2010 Annual Meeting and is incorporated herein by reference. The following table summarizes information regarding executive officers of the Company:

Name, Age, Title and Year Elected to Present Office	Other Positions Held Last Five Years
Thomas W. Swidarski — 51 President and Chief Executive Officer Year elected: 2005	Oct-Dec 2005: President and Chief Operating Officer; 2001-2005: Senior Vice President, Financial Self-Service Group
Bradley C. Richardson — 51 Executive Vice President and Chief Financial Officer Year elected: 2009	2003-2009; Executive Vice President, Corporate Strategy and Chief Financial Officer, Modine Manufacturing Company (auto, heavy-duty parts and specialty heating and air conditioning manufacturer)
George S. Mayes, Jr. — 51 Executive Vice President, Global Operations Year elected: 2008	2006-2008: Senior Vice President, Supply Chain Management; 2005-2006: Vice President, Global Supply Chain Management
David Bucci — 58 Senior Vice President, Customer Solutions Group Year elected: 2001
James L. M. Chen — 49 Executive Vice President, International Operations Year elected: 2010	2007-2010: Senior Vice President, EMEA/AP Divisions; 2006-2007: Vice President, EMEA/AP Divisions; 1998-2006: Vice President and Managing Director, Asia/Pacific
Charles E. Ducey, Jr. — 54 Executive Vice President, North America Operations Year elected: 2009	2006-2009: Senior Vice President, Global Development and Services; 2005-2006: Vice President, Global Development and Services; 2001-2005: Vice President, Customer Service Solutions Diebold North America

Name, Age, Title and Year Elected to Present Office	Other Positions Held Last Five Years
Warren W. Dettinger — 56 Vice President, General Counsel and Assistant Secretary Year elected: 2009	2008-2009: Vice President and General Counsel; 2004-2008: Vice President, General Counsel and Secretary
Chad F. Hesse — 37 Senior Corporate Counsel and Secretary Year elected: 2008	2004-2008: Corporate Counsel and Assistant Secretary
M. Scott Hunter — 48 Vice President, Chief Tax Officer Year elected: 2006	2004: Vice President, Tax; 2003-2004: Senior Tax Director
John D. Kristoff — 42 Vice President, Chief Communications Officer Year elected: 2006	2005-2006: Vice President, Corporate Communications and Investor Relations; 2004-2005: Vice President, Investor Relations
Miguel A. Mateo — 59 Vice President, Latin America Division Year elected: 2004
Timothy J. McDannold — 47 Vice President and Treasurer Year elected: 2007	2000-2007: Vice President and Assistant Treasurer
Leslie A. Pierce — 46 Vice President and Corporate Controller Year elected: 2007	Mar-Nov 2009: Vice President, Interim Chief Financial Officer and Corporate Controller; 2006-2007: Vice President, Accounting, Compliance and External Reporting; 1999-2006: Manager, Special Projects
Sheila M. Rutt — 41 Vice President, Chief Human Resources Officer Year elected: 2005	2002-2005: Vice President, Global Human Resources
Bradley J. Stephenson — 57 Vice President, Security Division Year elected: 2009	2005-2009: Vice President, Physical Security Group
Robert J. Warren — 63 Vice President, Corporate Development and Finance Year elected: 2007	1990-2007: Vice President and Treasurer

There is no family relationship, either by blood, marriage or adoption, between any of the executive officers of the Company.

CODE OF ETHICS

All of the directors, executive officers and employees of the Company are required to comply with certain policies and protocols concerning business ethics and conduct, which we refer to as our Business Ethics Policy. The Business Ethics Policy applies not only to the Company, but also to all of those domestic and international companies in which the Company owns or controls a majority interest. The Business Ethics Policy describes certain responsibilities that the directors, executive officers and employees have to the Company, to each other and to the Company’s global partners and communities including, but not limited to, compliance with laws, conflicts of interest, intellectual property and the protection of confidential information. The Business Ethics Policy is available on the Company’s web site at www.diebold.com or by written request to the Corporate Secretary.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Information with respect to Section 16(a) Beneficial Ownership Reporting Compliance is included in the Company’s proxy statement for the 2010 Annual Meeting and is incorporated herein by reference.

ITEM 11: EXECUTIVE COMPENSATION

Information with respect to executive officer and director’s compensation is included in the Company’s proxy statement for the 2010 Annual Meeting and is incorporated herein by reference. Information with respect to compensation committee interlocks and insider participation and the compensation committee report is included in the Company’s proxy statement for the 2010 Annual Meeting and is incorporated herein by reference.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management and equity compensation plan information is included in the Company’s proxy statement for the 2010 Annual Meeting and is incorporated herein by reference.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to certain relationships and related transactions and director independence is included in the Company’s proxy statement for the 2010 Annual Meeting and is incorporated herein by reference.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to principal accountant fees and services is included in the Company’s proxy statement for the 2010 Annual Meeting and is incorporated herein by reference.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Documents filed as a part of this annual report.

•	Consolidated Balance Sheets at December 31, 2009 and 2008

•	Consolidated Statements of Income for the Years Ended December 31, 2009, 2008 and 2007

•	Consolidated Statements of Equity for the Years Ended December 31, 2009, 2008 and 2007

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007

•	Notes to Consolidated Financial Statements

•	Reports of Independent Registered Public Accounting Firm

(a) 2. Financial statement schedule

The following report and schedule are included in this Part IV, and are found in this annual report:

•	Report of Independent Registered Public Accounting Firm, and

•	Valuation and Qualifying Accounts.

All other schedules are omitted, as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes.

(a) 3. Exhibits

3	.1(i)	Amended and Restated Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.1(i) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 (Commission File No. 1-4879)
3	.1(ii)	Amended and Restated Code of Regulations — incorporated by reference to Exhibit 3.1(ii) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (Commission File No. 1-4879)
3.2		Certificate of Amendment by Shareholders to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.2 to Registrant’s Form 10-Q for the quarter ended March 31, 1996 (Commission File No. 1-4879)

3.3		Certificate of Amendment to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.3 to Registrant’s Form 10-K for the year ended December 31, 1998 (Commission File No. 1-4879)
*10	.1	Form of Amended and Restated Employment Agreement — incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)
*10	.5(i)	Supplemental Employee Retirement Plan I as amended and restated January 1, 2008 — incorporated by reference to Exhibit 10.5(i) to Registrant’s Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)
*10	.5(ii)	Supplemental Employee Retirement Plan II as amended and restated July 1, 2002 — incorporated by reference to Exhibit 10.5(ii) to Registrant’s Form 10-Q for the quarter ended September 30, 2002 (Commission File No. 1-4879)
*10	.5(iii)	Pension Restoration Supplemental Executive Retirement Plan — incorporated by reference to Exhibit 10.5(iii) to Registrant’s Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)
*10	.5(iv)	Pension Supplemental Executive Retirement Plan — incorporated by reference to Exhibit 10.5(iv) to Registrant’s Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)
*10	.5(v)	401(k) Restoration Supplemental Executive Retirement Plan — incorporated by reference to Exhibit 10.5(v) to Registrant’s Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)
*10	.5(vi)	401(k) Supplemental Executive Retirement Plan — incorporated by reference to Exhibit 10.5(vi) to Registrant’s Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)
*10	.7(i)	1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992 (Commission File No. 1-4879)
*10	.7(ii)	Amendment No. 1 to the Amended and Restated 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998 (Commission File No. 1-4879)
*10	.7(iii)	Amendment No. 2 to the Amended and Restated 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 2003 (Commission File No. 1-4879)
*10	.7(iv)	Deferred Compensation Plan No. 2 for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7(iv) to Registrant’s Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)
*10	.8(i)	1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 — incorporated by reference to Exhibit 4(a) to Form S-8 Registration Statement No. 333-60578
*10	.8(ii)	Amendment No. 1 to the 1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 — incorporated by reference to Exhibit 10.8 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 2004 (Commission File No. 1-4879)
*10	.8(iii)	Amendment No. 2 to the 1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 — incorporated by reference to Exhibit 10.8 (iii) to Registrant’s Form 10-Q for the quarter ended March 31, 2004 (Commission File No. 1-4879)
*10	.8(iv)	Amendment No. 3 to the 1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 — incorporated by reference to Exhibit 10.8 (iv) to Registrant’s Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 1-4879)
*10	.8(v)	Amended and Restated 1991 Equity and Performance Incentive Plan as Amended and Restated as of April 13, 2009 — incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on April 29, 2009 (Commission File No. 1-4879)
*10	.9	Long-Term Executive Incentive Plan — incorporated by reference to Exhibit 10.9 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993 (Commission File No. 1-4879)
*10	.10	Deferred Incentive Compensation Plan No. 2 — incorporated by reference to Exhibit 10.10 to Registrant’s Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)
*10	.11	Annual Incentive Plan — incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 1-4879)
*10	.13(i)	Forms of Deferred Compensation Agreement and Amendment No. 1 to Deferred Compensation Agreement — incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 (Commission File No. 1-4879)
*10	.13(ii)	Section 162(m) Deferred Compensation Agreement (as amended and restated January 29, 1998) — incorporated by reference to Exhibit 10.13 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998 (Commission File No. 1-4879)
*10	.14	Deferral of Stock Option Gains Plan — incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (Commission File No. 1-4879)

10.17		Credit Agreement, dated as of October 19, 2009, by and among the Company, the Subsidiary Borrowers (as defined therein) party thereto, JPMorgan Chase Bank, N.A., as administrative agent and a lender, and the other lenders party thereto — incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on October 23, 2009 (Commission File No. 1-4879)
10	.20(i)	Transfer and Administration Agreement, dated as of March 30, 2001 by and among DCC Funding LLC, Diebold Credit Corporation, Diebold, Incorporated, Receivables Capital Corporation and Bank of America, National Association and the financial institutions from time to time parties thereto — incorporated by reference to Exhibit 10.20(i) to Registrant’s Form 10-Q for the quarter ended March 31, 2001 (Commission File No. 1-4879)
10	.20(ii)	Amendment No. 1 to the Transfer and Administration Agreement, dated as of May 2001, by and among DCC Funding LLC, Diebold Credit Corporation, Diebold, Incorporated, Receivables Capital Corporation and Bank of America, National Association and the financial institutions from time to time parties thereto — incorporated by reference to Exhibit 10.20 (ii) to Registrant’s Form 10-Q for the quarter ended March, 31, 2001 (Commission File No. 1-4879)
*10	.22	Form of Non-Qualified Stock Option Agreement — incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on September 21, 2009 (Commission File No. 1-4879)
*10	.23	Form of Restricted Share Agreement — incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on September 21, 2009 (Commission File No. 1-4879)
*10	.24	Form of RSU Agreement — incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K filed on September 21, 2009 (Commission File No. 1-4879)
*10	.25	Form of Performance Share Agreement — incorporated by reference to Exhibit 10.4 to Registrant’s Form 8-K filed on September 21, 2009 (Commission File No. 1-4879)
*10	.26	Diebold, Incorporated Annual Cash Bonus Plan — incorporated by reference to Exhibit A to Registrant’s Proxy Statement on Schedule 14A filed on March 16, 2005 (Commission File No. 1-4879)
10.27		Form of Note Purchase Agreement — incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on March 8, 2006 (Commission File No. 1-4879)
*10	.28	Amended and Restated Employment Agreement between Diebold, Incorporated and Thomas W. Swidarski, as amended as of December 29, 2008 — incorporated by reference to Exhibit 10.28 to Registrant’s Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)
*10	.29	Amended and Restated Employment [Change in Control] Agreement between Diebold, Incorporated and Thomas W. Swidarski, as amended as of December 29, 2008 — incorporated by reference to Exhibit 10.29 to Registrant’s Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)
*10	.30	Form of Deferred Shares Agreement — incorporated by reference to Exhibit 10.5 to Registrant’s Form 8-K filed on September 21, 2009 (Commission File No. 1-4879)
21.1		Subsidiaries of the Registrant as of December 31, 2009
23.1		Consent of Independent Registered Public Accounting Firm
24.1		Power of Attorney
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2		Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 15(b) of this annual report.

(b)	Refer to this Form 10-K for an index of exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIEBOLD, INCORPORATED

Date: March 1, 2010

By:	/s/ Thomas W. Swidarski
Thomas W. Swidarski
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas W. Swidarski Thomas W. Swidarski	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2010

/s/ Bradley C. Richardson Bradley C. Richardson	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2010

/s/ Leslie A. Pierce Leslie A. Pierce	Vice President and Corporate Controller (Principal Accounting Officer)	March 1, 2010

/s/ Mei-Wei Cheng Mei-Wei Cheng	Director	March 1, 2010

* Phillip R. Cox	Director	March 1, 2010

/s/ Richard L. Crandall Richard L. Crandall	Director	March 1, 2010

* Gale S. Fitzgerald	Director	March 1, 2010

/s/ Phillip B. Lassiter Phillip B. Lassiter	Director	March 1, 2010

* John N. Lauer	Director	March 1, 2010

* Eric J. Roorda	Director	March 1, 2010

/s/ Henry D.G. Wallace Henry D.G. Wallace	Director	March 1, 2010

Signature	Title	Date

/s/ Alan J. Weber Alan J. Weber	Director	March 1, 2010

*	The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and directors of the Registrant and filed with the Securities and Exchange Commission on behalf of such officers and directors.

Date: March 1, 2010

*By:	/s/ Bradley C. Richardson
Bradley C. Richardson, Attorney-in-Fact

DIEBOLD, INCORPORATED AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(In thousands)

	Balance at
	beginning of			Balance at
	year	Additions	Deductions	end of year

Year Ended December 31, 2009
Allowance for doubtful accounts	$25,060	16,727	15,139	$26,648
Year ended December 31, 2008
Allowance for doubtful accounts	$33,707	16,336	24,983	$25,060
Year ended December 31, 2007
Allowance for doubtful accounts	$32,104	22,425	20,822	$33,707

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT DESCRIPTION

21.1	Significant Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350