Form 10-Q
period 2010-03-31
DIEBOLD INC
filed 2010-05-06
CIK 28823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Common Stock, $1.25 Par Value — 65,945,812 shares as of April 30, 2010

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
INDEX

PART I – FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
DIEBOLD, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$265,873	$328,426
Short-term investments	161,697	177,442
Trade receivables, less allowances for doubtful accounts of $26,238 and $26,648, respectively	393,327	330,982
Inventories	439,077	448,243
Deferred income taxes	82,681	84,950
Prepaid expenses	25,741	36,874
Refundable income taxes	86,404	93,907
Other current assets	112,932	87,261

Total current assets	1,567,732	1,588,085

Securities and other investments	73,365	73,989
Property, plant and equipment, at cost	610,867	613,377
Less accumulated depreciation and amortization	411,503	408,557

Property, plant and equipment, net	199,364	204,820
Deferred income tax	33,072	32,834
Goodwill	439,099	450,937
Other assets	206,929	204,200

Total assets	$2,519,561	$2,554,865

LIABILITIES AND EQUITY
Current liabilities
Notes payable	$8,891	$16,915
Accounts payable	140,336	147,496
Deferred revenue	210,219	198,989
Other current liabilities	330,562	379,691

Total current liabilities	690,008	743,091

Long-term debt	595,268	553,008
Pensions and other benefits	77,782	90,021
Postretirement and other benefits	28,384	29,174
Deferred income taxes	42,102	45,060
Other long-term liabilities	21,851	22,485

Commitments and contingencies	—	—

Equity
Diebold, Incorporated shareholders’ equity
Preferred shares, no par value, 1,000,000 authorized shares, none issued	—	—
Common shares, 125,000,000 authorized shares, 76,226,763 and 76,093,101 issued shares, 66,084,445 and 66,327,627 outstanding shares, respectively	95,283	95,116
Additional capital	298,545	290,689
Retained earnings	1,017,277	1,011,448
Accumulated other comprehensive income	48,761	59,279

	1,459,866	1,456,532
Less treasury shares, at cost (10,142,318 and 9,765,474 shares, respectively)	421,508	410,153

Total Diebold, Incorporated shareholders’ equity	1,038,358	1,046,379
Noncontrolling interests	25,808	25,647

Total equity	1,064,166	1,072,026

Total liabilities and equity	$2,519,561	$2,554,865

See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2010	2009
Net sales
Products	$257,745	$299,239
Services	361,254	358,012

	618,999	657,251

Cost of sales
Products	192,277	224,663
Services	268,712	280,261

	460,989	504,924

Gross profit	158,010	152,327
Selling and administrative expense	98,977	92,013
Research, development and engineering expense	18,448	15,838

	117,425	107,851

Operating profit	40,585	44,476
Other income / expense:
Investment income	5,882	5,823
Interest expense	9,055	9,958
Foreign exchange loss, net	(4,641)	(1,209)
Miscellaneous income (expense), net	2,298	(24,471)

Income from continuing operations before taxes	35,069	14,661
Taxes on income	9,877	3,823

Income from continuing operations	25,192	10,838
Loss from discontinued operations, net of tax	(970)	(7,081)

Net income	24,222	3,757
Net income attributable to noncontrolling interests	298	2,109

Net income attributable to Diebold, Incorporated	$23,924	$1,648

Basic weighted-average shares outstanding	66,298	66,176
Diluted weighted-average shares outstanding	66,776	66,586

Basic earnings per share:
Net income from continuing operations	$0.38	$0.13
Loss from discontinued operations	(0.02)	(0.11)

Net income attributable to Diebold, Incorporated	$0.36	$0.02

Diluted earnings per share:
Net income from continuing operations	$0.37	$0.13
Loss from discontinued operations	(0.01)	(0.11)

Net income attributable to Diebold, Incorporated	$0.36	$0.02

Amounts attributable to Diebold, Incorporated
Income from continuing operations, net of tax	$24,894	$8,729
Loss from discontinued operations, net of tax	(970)	(7,081)

Net income attributable to Diebold, Incorporated	$23,924	$1,648

See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2010	2009
Cash flow from operating activities:
Net income	$24,222	$3,757
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	19,587	18,973
Share-based compensation	3,226	2,924
Excess tax benefits from share-based compensation	(131)	(41)
Deferred income taxes	(765)	(1,280)
Devaluation of Venezuelan balance sheet	5,968	—
Cash provided (used) by changes in certain assets and liabilities:
Trade receivables	(66,657)	4,920
Inventories	3,573	(10,489)
Prepaid expenses	7,277	(3,030)
Other current assets	(30,849)	243
Accounts payable	(5,283)	(31,921)
Deferred revenue	17,762	48,347
Certain other assets and liabilities	(33,400)	(12,866)

Net cash (used in) provided by operating activities	(55,470)	19,537

Cash flow from investing activities:
Proceeds from sale of discontinued operations	1,202	—
Payments for acquisitions, net of cash acquired	—	(4,014)
Proceeds from maturities of investments	76,752	74,070
Payments for purchases of investments	(63,719)	(59,803)
Capital expenditures	(11,103)	(12,544)
Increase in certain other assets	(6,617)	(7,053)

Net cash used in investing activities	(3,485)	(9,344)

Cash flow from financing activities:
Dividends paid	(18,095)	(17,346)
Debt borrowings	127,578	123,573
Debt repayments	(93,370)	(131,592)
Distribution of affiliates’ earnings to noncontrolling interest holders	—	(467)
Excess tax benefits from share-based compensation	131	41
Issuance of common shares	615	—
Repurchase of common shares	(10,241)	—
Withholding taxes paid for employees’ share-based compensation	(1,114)	—

Net cash provided by (used in) financing activities	5,504	(25,791)

Effect of exchange rate changes on cash and cash equivalents	(9,102)	(4,084)

Decrease in cash and cash equivalents	(62,553)	(19,682)
Cash and cash equivalents at the beginning of the period	328,426	241,436

Cash and cash equivalents at the end of the period	$265,873	$221,754

See accompanying notes to condensed consolidated financial statements

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of MARCH 31, 2010
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
The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s annual report on Form 10-K for the year ended December 31, 2009. In addition, some of the Company’s statements in this quarterly report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of results to be expected for the full year.
The Company has reclassified the presentation of certain prior-year information to conform to the current presentation. As discussed in Note 15, effective in the first quarter of 2010, the Company began management of its businesses on a geographic basis only, changing from the previous model of sales channel segments. In order to align the Company’s external reporting of its financial results with this organizational change, the Company has modified its segment reporting and has reclassified prior period segment information to conform to the current period presentation of its segment information.
The Company’s Venezuelan operations consist of a fifty-percent owned subsidiary, which is consolidated. On January 8, 2010, the Venezuelan government announced the devaluation of its currency, the bolivar, and the establishment of a two-tier exchange structure. Management has determined that it is unlikely that the Company will be able to transact under the two-tier exchange structure. As a result, the Company is remeasuring the Venezuelan balance sheet and statement of income using a parallel market rate. The impact of this adjustment was a decrease of $6,500 to the Company’s cash balance and net losses resulting from the remeasurement of the Venezuelan financial statements were recorded in the condensed consolidated statement of income for approximately $0.04 per share for the first quarter of 2010. In the future, if the Company converts bolivares at a rate other than the parallel market rate, the Company may realize gains that would be recorded in the statement of income.
The Company’s significant accounting policies as reported in the Company’s annual report on Form 10-K for the year ended December 31, 2009 have been amended in the first quarter of 2010 upon the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2009-13, Multiple-Deliverable Revenue Arrangements (ASU 2009-13), and FASB ASU 2009-14, Certain Arrangements That Include Software Elements (ASU 2009-14). On January 1, 2010, the Company elected to early adopt ASU 2009-13 and ASU 2009-14 and there was no material impact on the Company’s condensed consolidated financial statements. However, the adoption of ASU 2009-13 and ASU 2009-14 modifies the Company’s previously disclosed revenue recognition policy, which is presented below as revised. ASU 2009-14 amends software revenue recognition guidance in FASB Accounting Standards Codification (ASC) 985-605 Software — Revenue Recognition (ASC 985-605) to exclude from its scope the Company’s tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. ASU 2009-13 modifies the requirements that must be met for the Company to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable in a multiple-element arrangement. The selling price must be based on vendor specific objective evidence (VSOE), if available, or third-party evidence (TPE) if VSOE is not available, or estimated selling price if neither VSOE nor TPE is available. Also, the residual method of allocating arrangement consideration has been eliminated. ASU 2009-13 and ASU 2009-14 were applied on a prospective basis for revenue arrangements entered into or materially modified after adoption. There were no changes to the Company’s units of accounting within its multiple-element arrangements, how the Company allocates arrangement consideration or in the pattern or timing of revenue recognition as a result of the adoption of these updates.
Revenue Recognition The Company’s revenue recognition policy is consistent with the requirements of FASB ASC 605, Revenue Recognition (ASC 605). In general, the Company records revenue when it is realized, or realizable and earned. The Company considers revenue to be realized, or realizable and earned, when the following revenue recognition requirements are met: persuasive evidence of an arrangement exists, which is a customer contract; the products or services have been accepted by the customer via delivery or installation acceptance; the sales price is fixed or determinable within the contract; and collectability is probable.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of MARCH 31, 2010
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
Financial Self-Service Product & Integrated Services Revenue Financial self-service products pertain to automated teller machines (ATMs). Included within the ATM is software, which operates the ATM and is considered more than incidental to the equipment as a whole. The Company also provides service contracts on ATMs. Service contracts typically cover a 12-month period and can begin at any given month during the year after the warranty period expires. The service provided under warranty is limited as compared to those offered under service contracts. Further, warranty is not considered a separate element of the sale. The Company’s warranty covers only replacement of defective parts inclusive of labor. Service contracts are tailored to meet the individual needs of each customer. Service contracts provide additional services beyond those covered under the warranty, and usually include preventative maintenance service, cleaning, supplies stocking and cash handling, all of which are not essential to the functionality of the equipment. Outsourced and managed services include remote monitoring, trouble-shooting for self-service customers, transaction processing, currency management, maintenance services and full support via person to person or online communication.
Revenue is recognized in accordance with ASC 605, the application of which requires judgment including the determination of whether an arrangement includes multiple elements. For stand-alone sales of service contracts, revenue is recognized ratably over the life of the contract period. In contracts that involve multiple-element arrangements, amounts deferred for services are determined based upon the selling price of the elements as prescribed in FASB ASC 605-25 Revenue Recognition — Multiple-Element Arrangements (ASC 605-25). The Company determines the selling price of deliverables within a multiple-element arrangement based on VSOE (price when sold on a stand-alone basis) or the estimated selling price where VSOE is not established for products and VSOE (stated renewal price) or estimated selling price where VSOE is not established for services. Total arrangement consideration is allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement proportionately to each deliverable on the basis of each deliverable’s selling price. Changes to the elements in an arrangement and the ability to establish the selling price could materially impact the amount of earned or deferred revenue. There have been no material changes to these estimates for the periods presented and the Company believes that these estimates generally should not be subject to significant changes in the future.
Electronic Security Products & Integrated Services Revenue The Company provides global product sales, service, installation, project management and monitoring of original equipment manufacturer (OEM) electronic security products to financial, government, retail and commercial customers. These solutions provide the Company’s customers a single-source solution to their electronic security needs. Revenue is recognized in accordance with ASC 605. Revenue on sales of the products described above is recognized upon shipment, installation or customer acceptance of the product as defined in the customer contract. In contracts that involve multiple-elements, amounts deferred for services are based upon the selling price of the elements as prescribed in ASC 605-25. The Company determines the selling price of deliverables within a multiple-element arrangement based on the price charged when each element is sold separately or estimated selling price. Total arrangement consideration is allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement proportionately to each deliverable on the basis of each deliverable’s selling price. Changes to the elements in an arrangement and the ability to establish the selling price could materially impact the amount of earned or deferred revenue. There have been no material changes to these estimates for the periods presented and the Company believes that these estimates generally should not be subject to significant changes in the future.
Physical Security & Facility Revenue The Company designs and manufactures several of its financial self-service solutions offerings, including physical security and facility products. These consist of vaults, safe deposit boxes and safes, drive-up banking equipment and a host of other banking facilities products. Revenue on sales of the products described above is recognized when the four revenue recognition requirements of ASC 605 have been met.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of MARCH 31, 2010
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(dollars in thousands, except per share amounts)
Election and Lottery Systems Revenue The Company, through its wholly-owned subsidiary, Procomp Industria Eletronica LTDA, offers election and lottery systems product solutions and support to the government in Brazil. Election systems revenue consists of election equipment, networking, tabulation and diagnostic software development, training, support and maintenance. Lottery systems revenue consists of lottery equipment. The election and lottery equipment components are included in product revenue. The software development, training, support and maintenance components are included in service revenue. The election and lottery systems contracts can contain multiple elements and custom terms and conditions. For contracts that do not contain multiple-elements, revenue is recognized upon customer acceptance in accordance with ASC 605. In contracts that involve multiple-elements, amounts deferred for services are based upon the selling price of the elements as prescribed in ASC 605-25. The Company determines the selling price of deliverables within a multiple-element arrangement based on the estimated selling price. Total arrangement consideration is allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement proportionately to each deliverable on the basis of each deliverable’s selling price. Changes to the elements in an arrangement and the ability to establish the selling price could materially impact the amount of earned or deferred revenue. There have been no material changes to these estimates for the periods presented and the Company believes that these estimates generally should not be subject to significant changes in the future.
Software Solutions & Service Revenue The Company offers software solutions consisting of multiple applications that process events and transactions (networking software) along with the related server. Sales of networking software represent software solutions to customers that allow them to network various different vendors’ ATMs onto one network and revenue is recognized in accordance with ASC 985-605. Included within service revenue is revenue from software support agreements, which are typically 12 months in duration and pertain to networking software. For stand-alone sales of software support, revenue is recognized ratably over the life of the contract period. In contracts that involve multiple-elements, amounts deferred for support are based upon VSOE of the value of the elements as prescribed in ASC 985-605, which requires judgment about as to whether the deliverables can be divided into more than one unit of accounting and whether the separate units of accounting have value to the customer on a stand-alone basis. Changes to these elements could affect the timing of revenue recognition. There have been no material changes to these elements for the periods presented.
Recently Adopted Accounting Guidance
On January 1, 2010, the Company adopted ASU 2009-13 and ASU 2009-14 as noted above.
On January 1, 2010, the Company adopted FASB ASU 2010-06, Fair Value Measurements and Disclosures (ASU 2010-06). ASU 2010-06 updates FASB ASC 820, Fair Value Measurements (ASC 820). ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. On January 1, 2010, the Company early adopted ASU 2010-06 related to the reconciliation of level 3 fair value measurements, requiring information about purchases, sales, issuances and settlements to be presented separately. There was no material impact on the Company’s condensed consolidated financial statements related to the adoption of this guidance.
On January 1, 2010, the Company adopted updated guidance included in FASB ASC 860-10, Transfers and Servicing — Overall. This guidance requires additional disclosures about the transfer and de-recognition of financial assets and eliminates the concept of qualifying special-purpose entities. The adoption of this guidance did not have an impact on the Company’s condensed consolidated financial statements.
On January 1, 2010, the Company adopted updated guidance included in FASB ASC 810, Consolidation (ASC 810), related to the consolidation of variable interest entities. This guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. In addition, this updated guidance amends the quantitative approach for determining the primary beneficiary of a variable interest entity. ASC 810 amends certain guidance for determining whether an entity is a variable interest entity and adds additional reconsideration events for determining whether an entity is a variable interest entity. Further, this guidance requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The adoption of this guidance did not have an impact on the Company’s condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of MARCH 31, 2010
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
The Company’s participating securities include restricted stock units, deferred shares and shares that were vested, but deferred by the employee. The Company has calculated basic and diluted earnings per share under both the treasury stock method and the two-class method. For the three months ended March 31, 2010 and 2009, there was no impact in the per share amounts calculated under the two methods, therefore the treasury stock method is disclosed below. The following data show the amounts used in computing earnings per share under the treasury stock method and the effect on the weighted-average number of shares of dilutive potential common stock:

	Three Months Ended
	March 31,
	2010	2009
Numerator:
Income used in basic and diluted earnings per share:
Income from continuing operations, net of tax	$24,894	$8,729
Loss from discontinued operations, net of tax	(970)	(7,081)

Net income	$23,924	$1,648

Denominator:
Weighted-average number of common shares used in basic earnings per share	66,298	66,176
Effect of dilutive shares	478	410

Weighted-average number of shares used in diluted earnings per share	66,776	66,586

Basic earnings per share:
Income from continuing operations, net of tax	$0.38	$0.13
Loss from discontinued operations, net of tax	(0.02)	(0.11)

Net income	$0.36	$0.02

Diluted earnings per share:
Income from continuing operations, net of tax	$0.37	$0.13
Loss from discontinued operations, net of tax	(0.01)	(0.11)

Net income	$0.36	$0.02

Anti-dilutive shares not used in calculating diluted weighted-average shares	2,393	3,292

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of MARCH 31, 2010
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(dollars in thousands, except per share amounts)
NOTE 3: OTHER COMPREHENSIVE INCOME (LOSS)
The Company displays accumulated other comprehensive income separately from retained earnings and additional capital in the condensed consolidated balance sheets. Items recorded as other comprehensive income (loss) include adjustments made for foreign currency translation under FASB ASC 830, Foreign Currency Matters (ASC 830), pension adjustments, net of tax under FASB ASC 715, Compensation — Retirement Benefits, hedging activities under FASB ASC 815, Derivatives and Hedging (ASC 815) and unrealized gains and losses for available-for-sale securities under FASB ASC 320, Investments (ASC 320).
The following table provides a reconciliation of total shareholders’ equity attributable to Diebold, Incorporated and the noncontrolling interests for the three months ended March 31, 2010:

		Total Diebold,
		Incorporated	Noncontrolling
	Total Equity	Shareholders’ Equity	Interests
January 1, 2010	$1,072,026	$1,046,379	$25,647

Net income	24,222	23,924	298

Other comprehensive (loss) income:
Foreign currency hedges and translation	(12,356)	(12,219)	(137)
Interest rate hedges	(187)	(187)	—
Pensions and other postretirement benefits	1,363	1,363	—
Unrealized gain on available-for-sale securities	525	525	—

Comprehensive income	13,567	13,406	161

Common shares	167	167	—
Additional capital	7,856	7,856	—
Treasury shares	(11,355)	(11,355)	—
Dividends declared	(18,095)	(18,095)	—

March 31, 2010	$1,064,166	$1,038,358	$25,808

The following table provides a reconciliation of total shareholders’ equity attributable to Diebold, Incorporated and the non-controlling interests for the three months ended March 31, 2009:
		Total Diebold,
		Incorporated	Noncontrolling
	Total Equity	Shareholders’ Equity	Interests
January 1, 2009	$964,258	$946,601	$17,657

Net income	3,757	1,648	2,109

Other comprehensive (loss) income:
Foreign currency hedges and translation	(14,006)	(15,207)	1,201
Interest rate hedges	184	184	—
Pensions and other postretirement benefits	855	855	—

Comprehensive (loss) income	(9,210)	(12,520)	3,310

Common shares	238	238	—
Additional capital	3,131	3,131	—
Treasury shares	(1,766)	(1,766)	—
Dividends declared	(17,346)	(17,346)	—
Distribution to noncontrolling interest holders	(467)	—	(467)

March 31, 2009	$938,838	$918,338	$20,500

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of MARCH 31, 2010
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(dollars in thousands, except per share amounts)
NOTE 4: SHARE-BASED COMPENSATION
The Company’s share-based compensation payments to employees are recognized in the statement of income based on their grant-date fair values during the period in which the employee is required to provide services in exchange for the award. Share-based compensation is recognized as a component of selling and administrative expense. Total share-based compensation expense for the three months ended March 31, 2010 and 2009 was $3,226 and $2,924, respectively.
Options outstanding and exercisable under the Company’s 1991 Equity and Performance Incentive Plan (as Amended and Restated as of April 13, 2009) as of March 31, 2010, and changes during the three months ended March 31, 2010, were as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate Intrinsic
	Number of Shares	Exercise Price	Contractual Term	Value (1)
	(in thousands)	(per share)	(in years)
Outstanding at January 1, 2010	3,103	$37.84
Expired or forfeited	(53)	30.32
Exercised	(26)	23.26
Granted	409	27.88

Outstanding at March 31, 2010	3,433	$36.88	5	$7,183

Options exercisable at March 31, 2010	2,378	$40.59	4	$2,313

(1)	The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the closing price of the Company’s common shares on the last trading day of the first quarter of 2010 and the exercise price, multiplied by the number of “in-the-money” options) that would have been received by the option holders had all option holders exercised their options on March 31, 2010. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common shares.
Unvested performance shares are based on a maximum potential payout. Actual shares granted at the end of the performance period may be less than the maximum potential payout level depending on achievement of performance share objectives. The following tables summarize information on unvested restricted stock units (RSUs) and performance shares for the three months ended March 31, 2010:

		Weighted-Average
	Number of Shares	Grant-Date Fair Value
	(in thousands)
RSUs:
Unvested at January 1, 2010	470	$32.64
Forfeited	(21)	31.00
Vested	(54)	47.07
Granted	243	27.95

Unvested at March 31, 2010	638	$29.69

Performance Shares:
Unvested at January 1, 2010	719	$36.70
Forfeited	(136)	58.65
Vested	(52)	58.65
Granted	237	35.89

Unvested at March 31, 2010	768	$31.08

There were 65,300 deferred shares outstanding at January 1, 2010 and March 31, 2010, with a weighted-average grant-date fair value of $34.15.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of MARCH 31, 2010
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(dollars in thousands, except per share amounts)
NOTE 5: INCOME TAXES
The effective tax rate on continuing operations for the three months ended March 31, 2010 was 28.2 percent compared to 26.1 percent for the same period in 2009. While comparable, the 2.1 percent increase in the effective tax rate was due to a variety of discrete items in the periods. The first quarter 2009 tax rate included benefits related to the U.S. research and development credit and certain “look-through” rules related to foreign corporations, which expired on December 31, 2009. These benefits will not be incorporated into the Company’s 2010 results unless they are extended by congress.
Additionally, in March 2010, the Patient Protection and Affordable Care Act as well as the Health Care and Education Reconciliation Act of 2010 (the Acts) were signed into law. Beginning in 2013, the Acts eliminate the tax deduction of retiree prescription drug expenses that are reimbursed under Medicare Part D. The resulting deferred tax charge of $339 from enactment of the Acts was recognized in the results for the three months ended March 31, 2010. The charge increased the quarterly rate by approximately one percent.
NOTE 6: INVESTMENTS
The Company’s investments, primarily in Brazil, consist of certificates of deposit and U.S. dollar indexed bond funds, which are classified as available-for-sale and stated at fair value based upon quoted market prices and net asset values, respectively. Deposits with banks and money market funds classified as short-term investments include accrued interest. Unrealized gains and losses are recorded in other comprehensive income. Realized gains and losses are recognized in investment income.
The Company has deferred compensation plans that enable certain employees to defer receipt of a portion of their cash or share-based compensation and non-employee directors to defer receipt of director fees at the participants’ discretion. For deferred cash-based compensation, the Company established a rabbi trust which is recorded at fair value of the underlying securities within securities and other investments. The related deferred compensation liability is recorded at fair value within other long-term liabilities. Realized and unrealized gains and losses on marketable securities in the rabbi trust are recognized in investment income.
The Company’s investments, excluding cash surrender value of insurance contracts of $64,805 and $65,489 as of March 31, 2010 and December 31, 2009, respectively, consist of the following:

		Unrealized
	Cost Basis	Gain/(Loss)	Fair Value
As of March 31, 2010
Short-term investments:
Certificates of deposit	$131,694	$—	$131,694
U.S. dollar indexed bond funds	29,478	525	30,003

	$161,172	$525	$161,697

Long-term investments:
Assets held in a rabbi trust	$9,111	$(550)	$8,561

As of December 31, 2009
Short-term investments:
Certificates of deposit	$157,216	$—	$157,216
U.S. dollar indexed bond funds	20,226	—	20,226

	$177,442	$—	$177,442

Long-term investments:
Assets held in a rabbi trust	$9,400	$(900)	$8,500

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of MARCH 31, 2010
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(dollars in thousands, except per share amounts)
NOTE 7: INVENTORIES
Major classes of inventories are summarized as follows:

	March 31, 2010	December 31, 2009
Finished goods	$183,906	$196,110
Service parts	137,067	145,719
Work in process	64,125	56,492
Raw materials	53,979	49,922

Total inventories	$439,077	$448,243

NOTE 8: OTHER ASSETS
Included in other assets are net capitalized computer software development costs of $56,870 and $57,143 as of March 31, 2010 and December 31, 2009, respectively. Amortization expense on capitalized software of $4,081 and $3,927 was included in product cost of sales for the three months ended March 31, 2010 and 2009, respectively. Other long-term assets also consist of patents, trademarks and other intangible assets. Where applicable, other assets are stated at cost and, if applicable, are amortized ratably over the relevant contract period or the estimated life of the assets. Fees to renew or extend the term of the Company’s intangible assets are expensed when incurred. Impairment of long-lived assets is recognized when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the expected future undiscounted cash flows are less than the carrying amount of the asset group, an impairment loss may be recognized at that time to reduce the asset to its fair value in accordance with FASB ASC 360, Property, Plant and Equipment.
Investment in Affiliate Investment in the Company’s non-consolidated affiliate is accounted for under the equity method and consists of a 50 percent ownership in Shanghai Diebold King Safe Company, Ltd. The balance of this investment as of March 31, 2010 and December 31, 2009 was $12,060 and $11,308, respectively, and fluctuated based on equity earnings and receipt of dividends. Equity earnings from the non-consolidated affiliate are included in miscellaneous income (expense), net in the condensed consolidated statements of income and were $752 and $518 for the three months ended March 31, 2010 and 2009, respectively.
NOTE 9: DEBT
Outstanding debt balances were as follows:

	March 31,	December 31,
	2010	2009
Notes payable — current:
Uncommitted lines of credit	$8,891	$16,915

Long-term debt:
Credit facility	$280,000	$240,000
Senior notes	300,000	300,000
Industrial development revenue bonds	11,900	11,900
Other	3,368	1,108

	$595,268	$553,008

As of March 31, 2010, the Company had various international short-term uncommitted lines of credit with borrowing limits of $47,062. The weighted-average interest rate on outstanding borrowings on these lines of credit as of March 31, 2010 and December 31, 2009 was 8.96 and 9.15 percent, respectively. Short-term uncommitted lines mature in less than one year. The amount available under the short-term uncommitted lines at March 31, 2010 was $38,171.
In October 2009, the Company entered into a three-year credit facility. As of March 31, 2010, the Company had borrowing limits under this facility totaling $501,325 ($400,000 and €75,000, translated). Under the terms of the credit facility agreement, the Company has the ability, subject to various approvals, to increase the borrowing limits by $200,000 and €37,500. Up to $30,000 and €15,000 of the revolving credit facility is available under a swing line subfacility. The weighted-average interest rate on outstanding credit facility

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of MARCH 31, 2010
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(dollars in thousands, except per share amounts)
borrowings as of March 31, 2010 and December 31, 2009 was 2.66 and 2.63 percent, respectively, which is variable based on the London Interbank Offered Rate (LIBOR). The amount available under the credit facility at March 31, 2010 was $221,325.
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
In 1997, industrial development revenue bonds were issued on behalf of the Company. The proceeds from the bond issuances were used to construct new manufacturing facilities in the U.S. The Company guaranteed the payments of principal and interest on the bonds by obtaining letters of credit. The bonds were issued with a 20-year original term and are scheduled to mature in 2017. Each industrial development revenue bond carries a variable interest rate, which is reset weekly by the remarketing agents. The weighted-average interest rate on the bonds was 0.57 and 0.80 percent as of March 31, 2010 and December 31, 2009, respectively.
The Company’s financing agreements contain various restrictive financial covenants, including net debt to capitalization and net interest coverage ratios. As of March 31, 2010, the Company was in compliance with the financial covenants in its debt agreements.
NOTE 10: BENEFIT PLANS
The Company has pension plans covering certain U.S. employees. Plans that cover certain salaried employees provide pension benefits based on the employee’s compensation during the ten years before retirement. The Company’s funding policy for salaried plans is to contribute annually based on actuarial projections and applicable regulations. Plans covering certain hourly employees and union members generally provide benefits of stated amounts for each year of service. The Company’s funding policy for hourly plans is to make at least the minimum annual contributions required by applicable regulations. Employees of the Company’s operations in countries outside of the U.S. participate to varying degrees in local pension plans, which in the aggregate are not significant.
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
The following table sets forth the net periodic benefit cost for the Company’s defined benefit pension plans and other benefits:

	Three Months Ended
	March 31,
	2010	2009	2010	2009
	Pension Benefits		Other Benefits
Components of net periodic benefit cost
Service cost	$2,499	$2,726	$—	$—
Interest cost	7,681	7,237	248	282
Expected return on plan assets	(9,603)	(9,243)	—	—
Amortization of prior service cost	48	68	(129)	(129)
Recognized net actuarial loss	1,373	806	71	110

Net periodic pension benefit cost	$1,998	$1,594	$190	$263

Cash Flows
There have been no significant changes to the 2010 plan year contribution amounts previously disclosed. For the three months ended March 31, 2010 and 2009, contributions of $12,684 and $12,684, respectively, were made to the qualified and non-qualified pension plans.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of MARCH 31, 2010
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(dollars in thousands, except per share amounts)
In addition to the qualified and non-qualified pension plans, union employees in one of the Company’s U.S. manufacturing facilities participated in the International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers-Communications Workers of America (IUE-CWA) multi-employer pension fund. This facility was closed in 2008 and triggered a withdrawal liability from the pension fund. The withdrawal liability was settled for $5,632, which will be paid in the second quarter of 2010.
NOTE 11: GUARANTEES AND PRODUCT WARRANTIES
In September 2009, the Company sold its U.S. election systems business. The related sale agreement contained shared liability clauses pursuant to which the Company agreed to indemnify the purchaser for 70 percent of any adverse consequences to the purchaser arising out of certain defined potential litigation or obligations. As of March 31, 2010, there were no material adverse consequences related to these shared liability indemnifications. The Company’s maximum exposure under the shared liability indemnifications is $8,000.
In 1997, industrial development revenue bonds were issued on behalf of the Company. The Company guaranteed the payments of principal and interest on the bonds by obtaining letters of credit (refer to note 9). The carrying value of the bonds was $11,900 at March 31, 2010 and December 31, 2009.
The Company provides its global operations guarantees and standby letters of credit through various financial institutions to suppliers, regulatory agencies and insurance providers. If the Company is not able to make payment, the suppliers, regulatory agencies and insurance providers may draw on the pertinent bank. At March 31, 2010, the maximum future payment obligations related to these various guarantees totaled $62,187, of which $22,628 represented standby letters of credit to insurance providers, and no associated liability was recorded. At December 31, 2009, the maximum future payment obligations relative to these various guarantees totaled $53,419, of which $22,628 represented standby letters of credit to insurance providers, and no associated liability was recorded.
The Company provides its customers a manufacturer’s warranty and records, at the time of the sale, a corresponding estimated liability for potential warranty costs. Estimated future obligations due to warranty claims are based upon historical factors such as labor rates, average repair time, travel time, number of service calls per machine and cost of replacement parts. Changes in the Company’s warranty liability balance are illustrated in the following table:

	2010	2009
Balance at January 1	$62,673	$43,009
Current period accruals (a)	10,924	14,489
Current period settlements	(12,100)	(11,645)

Balance at March 31	$61,497	$45,853

(a)	includes the impact of foreign exchange rate fluctuations
NOTE 12: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company uses derivatives to mitigate the negative economic consequences associated with the fluctuations in currencies and interest rates. The Company records all derivative instruments on the balance sheet at fair value and the changes in the fair value are recognized in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows derivative gains and losses to be reflected in the statement of income or other comprehensive income together with the hedged exposure, and requires that the Company formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. Gains or losses associated with ineffectiveness must be reported currently in earnings. The Company does not enter into any speculative positions with regard to derivative instruments.
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
FOREIGN EXCHANGE
Non-Designated Hedges A substantial portion of the Company’s operations and revenues are international. As a result, changes in foreign exchange rates can create substantial foreign exchange gains and losses from the revaluation of non-functional currency

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of MARCH 31, 2010
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(dollars in thousands, except per share amounts)
monetary assets and liabilities. The Company’s policy allows the use of foreign exchange forward contracts with maturities of up to 24 months to mitigate the impact of currency fluctuations on those foreign currency asset and liability balances. The Company elected not to apply hedge accounting to its foreign exchange forward contracts. Thus, spot-based gains/losses offset revaluation gains/losses within foreign exchange loss, net and forward-based gains/losses represent interest expense. For the three months ended March 31, 2010, there were 206 non-designated foreign exchange contracts that settled. As of March 31, 2010, there were 49 non-designated foreign exchange contracts outstanding, primarily euro, British pound and Swiss franc, totaling $541,636, which represents the absolute value of notional amounts.
Net Investment Hedges The Company has international subsidiaries with assets in excess of liabilities that generate cumulative translation adjustments within other comprehensive income. During 2009, the Company used derivatives to manage potential adverse changes in value of its net investments in Brazil. The Company used the forward to forward method for its quarterly retrospective and prospective assessments of hedge effectiveness. No ineffectiveness results if the notional amount of the derivative matches the portion of the net investment designated as being hedged because the Company uses derivative instruments with underlying exchange rates consistent with its functional currency and the functional currency of the hedged net investment. Changes in value that are deemed effective are accumulated in other comprehensive income where they will remain until they are reclassified to income together with the gain or loss on the entire investment upon substantial liquidation of the subsidiary.
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
The Company’s monthly retrospective assessment of hedge effectiveness to determine whether the hedging relationship continues to qualify for hedge accounting is performed using regression analysis. The Company’s monthly prospective assessment of hedge effectiveness to measure the extent to which exact offset is not achieved is performed by comparing the cumulative change in the fair value of the interest rate swaps to the cumulative change in the fair value of the hypothetical interest rate swaps with critical terms that match the LIBOR-based borrowings. When computing cumulative changes in fair values, the Company computes the difference between the current fair value and the sum of all future discounted cash flows projected at designation that are not yet paid or accrued as of the current valuation date in order to isolate changes in fair value primarily attributable to changes in interest rates. Changes in value that are deemed effective are accumulated in other comprehensive income and reclassified to interest expense when the hedged interest is accrued. For the three months ended March 31, 2010, the Company recognized a $6 loss representing the change in fair value of the interest rate swap that was deemed ineffective. To the extent that it becomes probable that the Company’s variable rate borrowings will not occur, the gains or losses on the related cash flow hedges will be reclassified from other comprehensive income to interest expense.
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
FORM 10-Q as of MARCH 31, 2010
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(dollars in thousands, except per share amounts)
The following table summarizes the fair value of derivative instruments designated and not designated as hedging instruments and their respective balance sheet location:

	March 31, 2010	December 31, 2009	Balance Sheet Location (1)
Derivatives designated as hedging instruments
Liability derivatives:
Interest rate contracts	$(1,898)	$(2,122)	Other current liabilities
Interest rate contracts	(1,606)	(1,277)	Other long-term liabilities

Total liability derivatives	$(3,504)	$(3,399)

Total derivatives designated	$(3,504)	$(3,399)

Derivatives not designated as hedging instruments
Asset derivatives:
Foreign exchange contracts	$436	$1,047	Other current assets
Foreign exchange contracts	476	399	Other current liabilities

Total asset derivatives	$912	$1,446

Liability derivatives:
Foreign exchange contracts	$(100)	$(560)	Other current assets
Foreign exchange contracts	(2,710)	(2,171)	Other current liabilities

Total liability derivatives	$(2,810)	$(2,731)

Total derivatives not designated	$(1,898)	$(1,285)

Total derivatives	$(5,402)	$(4,684)

(1)	The balance sheet location noted above represents the balance sheet line item where the respective contract types are reported using a net basis due to master netting agreements with counterparties. However, the asset derivative and liability derivative categories noted above represent the Company’s derivative positions on a gross contract by contract basis.
The following table summarizes the impact of derivative instruments included in other comprehensive income (loss) (OCI), pre-tax for the three months ended March 31, 2010:

		Loss Reclassified		Loss Recognized in
	Loss Recognized	from Accumulated		Income
	in OCI	OCI (Effective	Income Statement	(Ineffective
	(Effective Portion)	Portion)	Location	Portion)

Interest rate contracts	$(99)	$(88)	Interest expense	$(6)

The Company anticipates reclassifying $1,570 from other comprehensive income to interest expense within the next 12 months.
The following table summarizes the impact of derivative instruments included in OCI, pre-tax for the three months ended March 31, 2009:

		Gain Reclassified		Amount Recognized
	Loss Recognized in	from Accumulated		in Income
	OCI (Effective	OCI (Effective	Income Statement	(Ineffective
	Portion)	Portion)	Location	Portion)

Net investment hedge contracts	$(383)	$—	N/A	$—
Interest rate contracts	(91)	275	Interest expense	—

Total	$(474)	$275		$—

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of MARCH 31, 2010
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(dollars in thousands, except per share amounts)
The following table summarizes the gain (loss) recognized on non-designated derivative instruments:

	Three Months Ended
	March 31,
	2010	2009	Income Statement Location
Foreign exchange contracts	$(1,486)	$(3,491)	Interest expense
Foreign exchange contracts	6,944	8,792	Foreign exchange loss, net

Total	$5,458	$5,301

NOTE 13: RESTRUCTURING AND OTHER CHARGES
The following table summarizes the impact of the Company’s restructuring charges/(accrual adjustment benefits) on the statements of income:

	Three Months Ended
	March 31,
	2010	2009
Cost of sales — products	$(214)	$1,535
Cost of sales — services	314	1,602
Selling and administrative expense	1,157	1,319
Research, development and engineering expense	(141)	—

Total	$1,116	$4,456

The following table summarizes the Company’s restructuring charges/(accrual adjustment benefits) within continuing operations for its Diebold North America (DNA) and Diebold International (DI) reporting segments:

	Three Months Ended
	March 31,
	2010	2009
DNA
Severance	$1,365	$391
Other (1)	(564)	1,315
DI
Severance	184	2,546
Other (2)	131	204

Total	$1,116	$4,456

(1)	Other restructuring adjustments and costs included in the DNA segment include pension obligation and asset movement.

(2)	Other restructuring adjustments and costs included in the DI segment include penalties and legal and professional fees.
Restructuring charges of $1,378 and $887 for the three months ended March 31, 2010 and 2009, respectively, related to reductions in the Company’s global workforce, including realignment of the organization and resources to better support opportunities in emerging growth markets and consolidation of certain international facilities in efforts to optimize overall operational performance. In December 2009, the company began to implement a workforce reduction of 350 employees, which primarily affects the Company’s Canton, Ohio area facilities. As of March 31, 2010, the Company expects to complete this workforce reduction no later than the end of 2010.
Net restructuring accrual adjustment benefits of $292 and restructuring charges of $1,428 for the three months ended March 31, 2010 and 2009, respectively, related to the Company’s strategic global manufacturing realignment plans. Restructuring accrual adjustment benefits in 2010 were primarily the result of a pension obligation which was settled in the first quarter of 2010 (refer to note 10). The Company’s global manufacturing realignment plans include the closure of its manufacturing facilities in Newark, Ohio and Cassis, France in 2008 and 2006, respectively. The Company believes the closure of the Newark and Cassis facilities is substantially complete. The global manufacturing realignment plans also include the movement of Opteva product manufacturing out of Lexington,

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of MARCH 31, 2010
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(dollars in thousands, except per share amounts)
North Carolina into other facilities. The Company anticipates the move to be complete by the end of the second quarter 2010. Security manufacturing operations continue in the Lexington facility.
Other restructuring charges consisted of $30 and $2,141 for the three months ended March 31, 2010 and 2009, respectively. The 2009 costs were primarily related to employee severance costs in connection with the Company’s sale of certain assets and liabilities in Argentina.
The following table summarizes the Company’s cumulative total restructuring costs for the significant plans:

		Global
		Manufacturing
	Workforce Reductions	Realignment
Costs incurred to date:
DNA	$19,570	$12,074
DI	19,638	24,423

Total costs incurred to date	$39,208	$36,497

Remaining costs:
DNA	$3,600	$304
DI	—	663

Remaining costs as of March 31, 2010	$3,600	$967

The following table summarizes the Company’s restructuring accrual balances and related activity for the three months ended March 31, 2010:

	Severance	Other	Total
Balance January 1, 2010	$15,195	$6,722	$21,917
Liabilities incurred/changes in estimates	1,549	(433)	1,116
Liabilities paid	(7,064)	(583)	(7,647)

Balance March 31, 2010	$9,680	$5,706	$15,386

Other Income/Charges
Other income/charges consist of items that the Company determines are non-routine in nature and are not expected to recur in future operations. Non-routine income, net of $4,080 impacted the three months ended March 31, 2010 compared to non-routine expenses, net of $16,328 in the same period of 2009. Non-routine income, net for 2010, consisted primarily of reimbursements from the Company’s director and officer (D&O) insurance carriers related to legal and other expenses incurred as part of the U.S. Securities and Exchange Commission (SEC) and Department of Justice (DOJ) investigations (government investigations). The Company continues to pursue reimbursement of the remaining incurred legal and other expenditures with its D&O insurance carriers. Non-routine expenses, net in 2009, consisted of $1,328 in legal and other consultation fees recorded in selling and administrative expense related to the government investigations and a $25,000 charge, recorded in miscellaneous income (expense) net, related to an agreement in principle with the staff of the SEC to settle civil charges stemming from the staff’s pending enforcement inquiry. The agreement in principle with the staff of the SEC remains subject to the final approval of the SEC, and there can be no assurance that the SEC will accept the terms of the settlement negotiated with the staff. In addition, in 2009 selling and administrative expense was offset by $10,000 of non-routine income related to reimbursements from the Company’s D&O insurance carriers related to legal and other expenses incurred as part of the government investigations.
NOTE 14: FAIR VALUE OF ASSETS AND LIABILITIES
The Company measures its financial assets and liabilities using one or more of the following three valuation techniques:
•	Market approach — Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

•	Cost approach — Amount that would be required to replace the service capacity of an asset (replacement cost).

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of MARCH 31, 2010
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(dollars in thousands, except per share amounts)
•	Income approach — Techniques to convert future amounts to a single present amount based upon market expectations.
The hierarchy that prioritizes the inputs to valuation techniques used to measure fair value is divided into three levels:
•	Level 1 — Unadjusted quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active or inputs, other than quoted prices in active markets, that are observable either directly or indirectly.

•	Level 3 — Unobservable inputs for which there is little or no market data.
Summary of Assets and Liabilities Recorded at Fair Market Value
Assets and liabilities subject to fair value measurement are as follows:

	March 31, 2010				December 31, 2009
		Fair Value Measurements				Fair Value Measurements
		Using				Using
	Fair				Fair
	Value	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3
Assets
Short-term investments
Certificates of deposit	$131,694	$131,694	$—	$—	$157,216	$157,216	$—	$—
U.S. dollar indexed bond funds	30,003	—	30,003	—	20,226	—	20,226	—
Assets held in a rabbi trust	8,561	8,561	—	—	8,500	8,500	—	—
Foreign exchange forward contracts	336	—	336	—	487	—	487	—
Contingent consideration on sale of business	1,259	—	—	1,259	2,386	—	—	2,386

Total	$171,853	$140,255	$30,339	$1,259	$188,815	$165,716	$20,713	$2,386

Liabilities
Foreign exchange forward contracts	$2,234	$—	$2,234	$—	$1,772	$—	$1,772	$—
Interest rate swaps	3,504	—	3,504	—	3,399	—	3,399	—

Total	$5,738	$—	$5,738	$—	$5,171	$—	$5,171	$—

Short-Term Investments The Company has investments in certificates of deposit and U.S. dollar indexed bond funds that are classified as available-for-sale and stated at fair value. U.S. dollar indexed bond funds are reported at net asset value, which is the practical expedient for fair value as determined by banks where funds are held.
Assets Held in a Rabbi Trust The fair value of the assets held in a rabbi trust (refer to note 6) is derived from investments in a mix of money market, fixed income and equity funds managed by Vanguard.
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
FORM 10-Q as of MARCH 31, 2010
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

Balance, January 1, 2010	$2,386
Cash collections	(1,202)
Fair value adjustment	75

Balance, March 31, 2010	$1,259

Summary of Assets and Liabilities Recorded at Carrying Value
The fair value of the Company’s cash and cash equivalents, trade receivables and accounts payable, approximates the carrying value due to the relative short maturity of these instruments. The fair value and carrying value of the Company’s debt instruments are summarized as follows:

	March 31, 2010		December 31, 2009
		Carrying	Fair	Carrying
	Fair Value	Value	Value	Value
Current notes payable	$8,891	$8,891	$16,915	$16,915
Long-term debt	600,859	595,268	550,254	553,008

Total debt instruments	$609,750	$604,159	$567,169	$569,923

The fair value of the Company’s industrial development revenue bonds are measured using unadjusted quoted prices in active markets for identical assets categorized as level 1 inputs. The fair value of the Company’s current and long-term credit facility debt instruments approximates the carrying value due to the relative short maturity of the revolving borrowings under these instruments. The fair values of the Company’s long-term senior notes was estimated using market observable inputs for the Company’s comparable peers with public debt, including quoted prices in active markets, market indices and interest rate measurements, considered level 2 inputs.
NOTE 15: SEGMENT INFORMATION
In the first quarter of 2010, the Company began management of its businesses on a geographic basis only, changing from the previous model of sales channel segments. In order to align the Company’s external reporting of its financial results with this organizational change, the Company has modified its segment reporting. The Company now reports the following two segments: DNA and DI. The Company’s chief operating decision maker regularly assesses information relating to these segments to make decisions, including the allocation of resources. Management evaluates the performance of the segments based on revenue and segment gross margin. Prior period segment information has been reclassified to conform to the current period presentation.
The DNA segment sells and services financial and retail systems in the U.S. and Canada. The DI segment sells and services financial and retail systems over the remainder of the globe as well as voting and lottery solutions in Brazil. Each segment buys the goods it sells from the Company’s manufacturing plants or through external suppliers. Intercompany sales between legal entities are eliminated in consolidation and intersegment revenue is not significant. Each year, intercompany pricing is agreed upon which drives operating profit contribution.
The reconciliation between segment information and the condensed consolidated financial statements is disclosed. Revenue summaries by geographic area and product and service solutions are also disclosed. Certain information not routinely used in the management of the DNA and DI segments, information not allocated back to the segments or information that is impractical to report is not shown. Items not allocated are as follows: investment income, interest expense, equity in the net income of investees accounted for by the equity method, income tax expense or benefit, discontinued operations and other non-current assets.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of MARCH 31, 2010
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(dollars in thousands, except per share amounts)
The following table presents information regarding the Company’s segment information:

	DNA	DI	Total
As of and for the three months ended March 31, 2010

Customer revenue	$296,200	$322,799	$618,999
Operating profit	9,284	31,301	40,585
Capital expenditures	6,753	4,350	11,103
Depreciation	6,516	6,151	12,667
Property, plant and equipment, at cost	445,548	165,319	610,867
Total assets	1,137,447	1,382,114	2,519,561

As of and for the three months ended March 31, 2009

Customer revenue	$355,683	$301,568	$657,251
Operating profit	23,246	21,230	44,476
Capital expenditures	6,810	5,734	12,544
Depreciation	6,443	5,772	12,215
Property, plant and equipment, at cost	445,621	135,916	581,537
Total assets	1,309,742	1,175,690	2,485,432
The following table presents information regarding the Company’s revenue by geographic region and by product and service solution:

	Three Months Ended
	March 31,
	2010	2009
Revenue summary by geography
Diebold North America	$296,200	$355,683
Diebold International:
Latin America including Brazil	149,527	131,666
Asia Pacific	98,442	98,937
Europe, Middle East and Africa	74,830	70,965

Total Diebold International	322,799	301,568

Total revenue	$618,999	$657,251

Revenue summary by product and service solution
Financial self-service:
Products	$203,700	$239,962
Services	267,808	258,840

Total financial self-service	471,508	498,802
Security:
Products	51,450	58,450
Services	93,441	99,172

Total security	144,891	157,622

Total financial self-service & security	616,399	656,424
Brazil election and lottery systems:
Products	2,595	827
Services	5	—

Total Brazil election and lottery systems	2,600	827

Total revenue	$618,999	$657,251

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of MARCH 31, 2010
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(dollars in thousands, except per share amounts)
NOTE 16: DISCONTINUED OPERATIONS
During the third quarter of 2009, the Company sold its U.S. election systems business, primarily consisting of its subsidiary Premier Election Solutions, Inc. (PESI), for $12,147, including $5,000 of cash and contingent consideration with a fair value of $7,147, which represents 70 percent of any cash collected over a five-year period on the accounts receivable balance of the sold business as of August 31, 2009. The sale agreement contained indemnification clauses pursuant to which the Company agreed to indemnify the purchaser for any and all adverse consequences relating to certain existing liabilities. In addition, the sale agreement contained shared liability clauses pursuant to which the Company agreed to indemnify the purchaser for 70 percent of any adverse consequences to the purchaser arising out of certain defined potential litigation or obligations. As of March 31, 2010, there were no material adverse consequences related to these shared liability indemnifications. The Company’s maximum exposure under the shared liability indemnifications is $8,000. The carrying value of the indemnified and shared liabilities related to the PESI sale was $1,806 as of March 31, 2010.
During the fourth quarter of 2008, the Company decided to discontinue its enterprise security operations in the Europe, Middle East and Africa (EMEA) region. The Company does not anticipate incurring additional material charges associated with this closure.
Summarized financial information for discontinued operations is as follows:

	Three Months Ended
	March 31,
	2010	2009
Total revenue	$151	$7,666

Loss from discontinued operations	$(1,416)	$(9,839)
Income tax benefit	446	2,758

Loss from discontinued operations, net of tax	$(970)	$(7,081)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of March 31, 2010
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(dollars in thousands, except per share amounts)
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Management’s discussion and analysis should be read in conjunction with the condensed consolidated financial statements and accompanying notes that appear elsewhere in this quarterly report.
Introduction
Diebold, Incorporated is a global leader in providing integrated self-service delivery and security systems and services primarily to the financial, government, enterprise and retail markets. Founded in 1859, the Company today has more than 16,000 employees with representation in nearly 90 countries worldwide.
During the past four years, the Company’s management continued to execute against its strategic roadmap developed in 2006 to strengthen operations and build a strong foundation for future success in its two core lines of business: financial self-service and security solutions. This roadmap was built around five key priorities: increase customer loyalty; improve quality; strengthen the supply chain; enhance communications and teamwork; and rebuild profitability. In 2010, there are encouraging signs of stabilization and growth in each of the Company’s major geographic areas. The Company’s focus is on capturing this demand and on converting these opportunities into longer-term, services-driven relationships whenever possible. Also, the Company will continue to focus on remediation of its material weaknesses related to internal control over financial reporting.
During the first quarter, the Company delivered solid results despite a challenging comparison to the same period last year, during which the effects of the global recession had yet to impact results. Income from continuing operations attributable to Diebold, Incorporated, net of tax, for the three months ended March 31, 2010 was $24,894 or $0.37 per share, an increase of $16,165 and $0.24, respectively, from the first quarter of 2009. First quarter 2010 revenue was $618,999, a decrease of 5.8 percent from first quarter of 2009.
Vision and strategy
The Company’s vision is to be recognized as the essential partner in creating and implementing ideas that optimize convenience, efficiency and security. This vision is the guiding principle behind the Company’s transformation to becoming a more services-oriented company. Today, service comprises more than 50 percent of the Company’s revenue. The Company expects that this percentage will continue to grow over time as the Company continues to build on its strong base of maintenance and advanced services to deliver world-class integrated services. During the quarter, the Company added more than $20,000 in new integrated services contracts to its existing base of more than $100,000. While this represents a relatively small base, management is encouraged by the rate at which this business is growing. In recognition of the Company’s efforts, it was ranked 15th on International Association of Outsourcing Professionals’® 2010 Global Outsourcing 100 list.
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
Within the security business, the Company is diversifying by expanding and enhancing offerings in its financial, government, enterprise and retail markets. Looking ahead, management feels enterprise security and other growth initiatives outside of the financial space — particularly in the security monitoring, retail and enterprise markets — will help build growth. Additional growth strategies include broadening the Company’s solutions portfolio in fire, energy management, remote video surveillance, logical security and integrated enterprise systems as well as expanding the distribution model. For example, in the enterprise space, the Company is working with the National Oceanic and Atmospheric Administration (NOAA), to set the groundwork for streamlining identity, credential and access management across that agency’s entire enterprise. This initiative will help the NOAA develop a viable solution for managing universal identities and access to federal facilities and systems. In another development, the Company has partnered with Verizon Business’ network implementation services to provide comprehensive physical security solutions to its customers. Working with Verizon Business enables the Company to offer a managed security solution that includes hardware, software and network services all under one umbrella.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of March 31, 2010
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(dollars in thousands, except per share amounts)
As previously disclosed, during the third quarter of 2009, the Company sold its U.S. election systems business, primarily consisting of its subsidiary, Premier Election Solutions, Inc. Results of operations of the U.S. election systems business are included in loss from discontinued operations, net of tax, in the Company’s condensed consolidated statements of income. Also, as previously disclosed, the Company closed its enterprise security operations in the Europe, Middle East and Africa (EMEA) region during the fourth quarter of 2008. Results of operations of this enterprise security business are also included in loss from discontinued operations, net of tax, in the Company’s condensed consolidated statements of income. Total loss from discontinued operations, net of tax, for the three months ended March 31, 2010 and 2009 was $970 and $7,081, respectively.
The focus for 2010 is to continue striking an appropriate balance between reducing costs and investing in future growth. The Company will continue to differentiate itself using its total value proposition, particularly as it relates to growth in emerging markets, deposit automation, services and security.
Cost savings initiatives
In 2006, the Company launched the SmartBusiness (SB) 100 initiative to deliver $100,000 in cost savings by the end of 2008. In September 2008, the Company announced a new goal to achieve an additional $100,000 in cost savings called SB 200 by the end of 2011. The Company is currently on track to meet its 2010 savings target. The SB 200 initiative has led to rationalization of product development, streamlining procurement, realigning the Company’s manufacturing footprint and improving logistics.
Restructuring and other charges
The Company is committed to making the strategic decisions that not only streamline operations, but also enhance its ability to serve its customers. The Company remains confident in its ability to continue to execute on cost-reduction initiatives, deliver solutions that help improve customers’ businesses and create shareholder value. Most recently, the Company announced it is realigning its organization and resources to better support opportunities in the emerging growth markets, resulting in the elimination of approximately 350 full-time jobs from its North America operations and corporate functions and a fourth quarter 2009 charge of approximately $9,500. During the three months ended March 31, 2010, the Company incurred pre-tax restructuring charges of $1,116 or $0.01 per share, primarily related to reductions in the Company’s global workforce. During the three months ended March 31, 2009, the Company incurred pre-tax restructuring charges of $4,456 or $0.05 per share, primarily related to the sale of certain assets and liabilities in Argentina and reductions in the Company’s global workforce.
Non-routine income, net of $4,080, impacted the three months ended March 31, 2010 compared to non-routine expenses, net of $16,328, in the same period of 2009. Non-routine income, net for 2010, consisted primarily of reimbursements from the Company’s director and officer (D&O) insurance carriers related to legal and other expenses incurred as part of the U.S. Securities and Exchange Commission (SEC) and Department of Justice (DOJ) investigations (government investigations). The Company continues to pursue reimbursement of the remaining incurred legal and other expenditures with its D&O insurance carriers. Non-routine expenses, net in 2009, consisted of $1,328 in legal and other consultation fees recorded in selling and administrative expense related to the government investigations and a $25,000 charge, recorded in miscellaneous income (expense), net, related to an agreement in principle with the staff of the SEC to settle civil charges stemming from the staff’s pending enforcement inquiry. The agreement in principle with the staff of the SEC remains subject to the final approval of the SEC, and there can be no assurance that the SEC will accept the terms of the settlement negotiated with the staff. In addition, in 2009 selling and administrative expense was offset by $10,000 of non-routine income related to reimbursements from the Company’s D&O insurance carriers related to legal and other expenses incurred as part of the government investigations.
Business Drivers
The business drivers of the Company’s future performance include, but are not limited to:
•	timing of a self-service upgrade and/or replacement cycle, including deposit automation in mature markets such as the U.S.;

•	high levels of deployment growth for new self-service products in emerging markets, such as Asia Pacific;

•	demand for new service offerings, including integrated services and outsourcing; and

•	demand for security products and services for the financial, enterprise, retail and government sectors.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of March 31, 2010
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(dollars in thousands, except per share amounts)
RESULTS OF OPERATIONS
The following discussion of the Company’s financial condition and results of operations provides information that will assist in understanding the financial statements and the changes in certain key items in those financial statements. Comments on significant fluctuations follow the table. The following discussion should be read in conjunction with the condensed consolidated financial statements and the accompanying notes that appear elsewhere in this quarterly report.

	Three Months Ended
	March 31,
	2010		2009
		% of		% of
	Dollars	Net sales	Dollars	Net sales
Net sales	$618,999	100.0	$657,251	100.0
Gross profit	158,010	25.5	152,327	23.2
Operating expenses	117,425	19.0	107,851	16.4
Operating profit	40,585	6.6	44,476	6.8
Income from continuing operations	25,192	4.1	10,838	1.6
Loss from discontinued operations, net of tax	(970)	(0.2)	(7,081)	(1.1)
Net income attributable to noncontrolling interests	298	—	2,109	0.3
Net income attributable to Diebold, Incorporated	23,924	3.9	1,648	0.3

Diluted earnings per share:
Net income from continuing operations	$0.37		$0.13
Loss from discontinued operations	(0.01)		(0.11)

Net income attributable to Diebold, Incorporated	$0.36		$0.02

First Quarter 2010 Comparisons with First Quarter 2009
Net Sales
The following table represents information regarding our net sales:

	Three Months Ended
	March 31,
	2010	2009	$ Change	% Change
Net sales	$618,999	$657,251	$(38,252)	(5.8)
Financial self-service sales in the first quarter of 2010 decreased by $27,294 or 5.5 percent compared to the same period of 2009. The decrease in financial self-service sales included a net positive currency impact of $38,257, of which $27,249 related to the Brazilian real. North America decreased $44,268 or 21.1 percent due to reduced volume in the U.S. national bank business as 2009 included a large project for a customer that upgraded the majority of their ATM install base with our deposit automation solution. The project began in the second half of 2008 and was completed in the second quarter of 2009. On a fixed-rate basis, Brazil decreased $20,649 or 16.8 percent due to declines in volume.
Security solutions sales in the first quarter of 2010 decreased by $12,731 or 8.1 percent compared to the same period of 2009. North America decreased $15,213 or 10.4 percent due primarily to the lack of new bank branch construction as a result of the continued weakness in the U.S. financial market. Asia Pacific increased $2,364 or 58.2 percent from the first quarter of 2009 due to favorable currency impact in Australia and increased volume in India.
The Brazilian-based election and lottery systems sales increased $1,773 in the first quarter of 2010 compared to the same period of 2009. The Brazilian-based election systems business has historically been cyclical, recurring every other year, and significant revenue increases are expected to occur starting with the second quarter of 2010.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of March 31, 2010
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(dollars in thousands, except per share amounts)
Gross Profit
The following table represents information regarding our gross profit:

	Three Months Ended
	March 31,		$ Change/
	2010	2009	% Point Change	% Change
Gross profit — products	$65,468	$74,576	$(9,108)	(12.2)
Gross profit — services	92,542	77,751	14,791	19.0

Total gross profit	$158,010	$152,327	$5,683	3.7

Gross profit margin	25.5%	23.2%	2.3
Product gross margin was 25.4 percent in the first quarter of 2010 compared to 24.9 percent in the same period of 2009. The increase in product margin resulted from favorable geographic mix. Additionally, product gross margin in the three months ended March 31, 2010 included net restructuring accrual adjustment benefits of $214 compared to restructuring charges of $1,535 in the same period of 2009. Net restructuring accrual adjustment benefits and restructuring charges in 2010 and 2009 primarily related to global manufacturing realignment and workforce reductions.
Service gross margin was 25.6 percent in the first quarter of 2010 compared to 21.7 percent in the same period of 2009. The service margin improvement was driven by improved productivity and favorable revenue mix, driven primarily in Latin America including Brazil where the customer mix generated higher profits in the first quarter of 2010 compared to the same period of 2009. Additionally, service gross margin included $314 and $1,602 of restructuring charges in the first quarter of 2010 and 2009, respectively, related to reductions in force and branch consolidation.
Operating Expenses
The following table represents information regarding our operating expenses:

	Three Months Ended
	March 31,
	2010	2009	$ Change	% Change
Selling and administrative expense	$98,977	$92,013	$6,964	7.6
Research, development, and engineering expense	18,448	15,838	2,610	16.5

Total operating expenses	$117,425	$107,851	$9,574	8.9

Selling and administrative expense in the first quarter of 2010 was impacted by unfavorable currency impact of $5,652 as well as lower non-routine income. The resulting increases were partially offset by lower net spend as a result of continued focus on cost reduction initiatives. Selling and administrative expense in the first quarter of 2010 included $4,080 of net non-routine income, consisting primarily of reimbursements from the Company’s D&O insurance carriers related to legal and other expenses incurred as part of the government investigations. A similar reimbursement of $10,000 occurred in the first quarter of 2009, which was partially offset by non-routine expenses of $1,328. In addition, selling and administrative expense included $1,157 and $1,319 of restructuring charges in the first quarter of 2010 and 2009, respectively. The first-quarter 2010 restructuring charges related primarily to workforce reductions, and charges in the first quarter of 2009 related to workforce reductions, as well as employee severance costs, in connection with the Company’s sale of certain assets and liabilities in Argentina.
Research, development, and engineering expense as a percent of net sales in the first quarter of 2010 and 2009 was 3.0 percent and 2.4 percent, respectively. The increase as a percent of net sales was due to lower sales volume and increases in investment in software that enables the Company to deliver self-service and security technologies to its customers.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of March 31, 2010
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(dollars in thousands, except per share amounts)
Operating Profit
The following table represents information regarding our operating profit:

	Three Months Ended
	March 31,		$ Change/
	2010	2009	% Point Change	% Change
Operating profit	$40,585	$44,476	$(3,891)	(8.7)
Operating profit margin	6.6%	6.8%	(0.2)
The decrease in operating profit resulted from lower non-routine income and unfavorable currency impact to operating expenses, partially offset by lower net spend as a result of continued focus on cost reduction initiatives. Operating profit also decreased as reduced product sales volume resulted in lower product gross profit. This was partially offset by higher service gross profit margins across all operating units.
Other Income/Expense
The following table represents information regarding our other income/expense:

	Three Months Ended
	March 31,		$ Change/
	2010	2009	% Point Change	% Change
Investment income	$5,882	$5,823	$59	1.0
Interest expense	9,055	9,958	(903)	(9.1)
Foreign exchange loss, net	(4,641)	(1,209)	(3,432)	N/M
Miscellaneous income (expense), net	2,298	(24,471)	26,769	N/M

Other income/expense	$(5,516)	$(29,815)	$24,299	(81.5)

Percentage of net sales	-0.9%	-4.5%	3.6
The change in foreign exchange loss, net was primarily related to the impact of new currency policies instituted in Venezuela (refer to note 1 to the condensed consolidated financial statements). The change in miscellaneous income (expense), net between years was due to a charge of $25,000 in the first quarter of 2009 as the Company reached an agreement in principle with the staff of the SEC to settle the civil charges stemming from the staff’s pending enforcement inquiry. The agreement in principle with the staff of the SEC remains subject to the final approval of the SEC, and there can be no assurance that the SEC will accept the terms of the settlement negotiated with the staff.
Income from Continuing Operations
The following table represents information regarding our income from continuing operations:

	Three Months Ended
	March 31,		$ Change/
	2010	2009	% Point Change	% Change
Income from continuing operations	$25,192	$10,838	$14,354	N/M
Percent of net sales	4.1	1.6	2.5
Effective tax rate	28.2%	26.1%	2.1
The increase in net income from continuing operations was related to the SEC charge of $25,000 in the first quarter of 2009 and higher gross profit, partially offset by higher operating expenses. The 2.1 percent increase in the effective tax rate was due to a variety of discrete items in the periods and expiration of the U.S. research and development credit and certain “look-through” rules related to foreign corporations that otherwise would have reduced the rate.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of March 31, 2010
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(dollars in thousands, except per share amounts)
Loss from Discontinued Operations
The following table represents information regarding our loss from discontinued operations:

	Three Months Ended
	March 31,		$ Change/
	2010	2009	% Point Change	% Change
Loss from discontinued operations, net of tax	$(970)	$(7,081)	$6,111	(86.3)
Percent of net sales	(0.2)	(1.1)	0.9
Included in the first-quarter 2010 loss from discontinued operations, net of tax, are costs related to the sale of the U.S. elections systems business and the December 2008 discontinuance of the Company’s EMEA-based enterprise security business. Included in the first-quarter 2009 loss from discontinued operations, net of tax, are the U.S. elections systems business, which was sold in September 2009, and costs related to the December 2008 discontinuance of the Company’s EMEA-based enterprise security business. Refer to note 16 to the condensed consolidated financial statements for further details of discontinued operations.
Net Income attributable to Diebold, Incorporated
The following table represents information regarding our net income:

	Three Months Ended
	March 31,		$ Change/
	2010	2009	% Point Change	% Change
Net income attributable to Diebold, Incorporated	$23,924	$1,648	$22,276	N/M
Percent of net sales	3.9	0.3	3.6
Based on the results from continuing and discontinued operations discussed above, the Company reported net income attributable to Diebold, Incorporated of $23,924 and $1,648 for the three months ended March 31, 2010 and 2009, respectively.
Segment Analysis and Operating Profit Summary
In the first quarter of 2010, the Company began management of its businesses on a geographic basis only, changing from the previous model of sales channel segments. In order to align the Company’s external reporting of its financial results with this organizational change, the Company has modified its segment reporting. The Company now reports the following two segments: Diebold North America (DNA) and Diebold International (DI). DNA net sales of $296,200 for the first quarter 2010 decreased $59,483 or 16.7 percent compared to the same period of 2009. The decrease in DNA net sales was due to decreased volume in the national and regional product business segments, as well as the corresponding installation revenue. DI net sales of $322,799 for the first quarter of 2010 increased by $21,231 or 7.0 percent compared to the same period of 2009, which was primarily driven by a net positive currency impact of $38,046, of which $27,485 related to the Brazilian real, as well as higher sales volume in Latin America. These increases were partially offset by financial self-service volume decreases in Brazil, Asia Pacific and EMEA.
DNA operating profit for the first quarter of 2010 decreased by $13,962 or 60.1 percent compared to the same period of 2009. Operating profit was unfavorably affected by lower sales volume related to the national and regional business segments, as well as increased investment in research and development and certain costs associated with the workforce reductions. In addition, DNA operating profit included less D&O insurance reimbursements in the first quarter of 2010. The increases were partially offset by higher service profitability attributable to continued productivity gains and lower scrap expense. DI operating profit for the first quarter of 2010 increased by $10,071 or 47.4 percent compared to the same period of 2009. Increases in product gross profit resulted from favorable geographic mix. Increases in service gross profit resulting from higher parts sales, as well as additional managed and installation service revenue. These increases were partially offset by an increase in operating expenses.
Refer to note 15 to the condensed consolidated financial statements for further details of segment revenue and operating profit.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of March 31, 2010
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(dollars in thousands, except per share amounts)
LIQUIDITY AND CAPITAL RESOURCES
Capital resources are obtained from income retained in the business, borrowings under the Company’s senior notes, committed and uncommitted credit facilities, long-term industrial revenue bonds, and operating and capital leasing arrangements. Management expects that the Company’s capital resources will be sufficient to finance planned working capital needs, research and development activities, investments in facilities or equipment, pension contributions, dividends and the purchase of the Company’s shares for at least the next 12 months. A substantial portion of cash and cash equivalents and short-term investments reside in international tax jurisdictions. Repatriation of these funds could be negatively impacted by potential foreign and domestic taxes. Part of the Company’s growth strategy is to pursue strategic acquisitions. The Company has made acquisitions in the past and intends to make acquisitions in the future. The Company intends to finance any future acquisitions with either cash and short-term investments, cash provided from operations, borrowings under available credit facilities, proceeds from debt or equity offerings and/or the issuance of common shares.
The following table summarizes the results of our condensed consolidated statement of cash flows:

	Three Months Ended
	March 31,
	2010	2009
Net cash flow (used in) provided by:
Operating activities	$(55,470)	$19,537
Investing activities	(3,485)	(9,344)
Financing activities	5,504	(25,791)
Effect of exchange rate changes on cash and cash equivalents	(9,102)	(4,084)

Net decrease in cash and cash equivalents	$(62,553)	$(19,682)

Net cash used in operating activities was $55,740 for the three months ended March 31, 2010, a change of $75,007 from cash generated of $19,537 from the same period in 2009. Cash flows from operating activities are generated primarily from operating income and managing the components of working capital. Cash flows from operating activities during the three months ended March 31, 2010 were positively affected by a $12,385 increase in income from continuing operations, changes in inventories, prepaid expenses and accounts payable partially offset by changes in trade receivables, other current assets, deferred revenue and certain other assets and liabilities.
Net cash used in investing activities was $3,485 for the three months ended March 31, 2010, a decrease of $5,859 from $9,344 for the same period in 2009. The decrease was primarily due to a $4,014 decrease in payments for acquisitions and a $1,441 decrease in capital expenditures in the first quarter of 2010 compared to the same period of 2009. In addition, during the first quarter of 2010, the Company received $1,202 of proceeds from the sale of discontinued operations. These activities were partially offset by an increase of $1,234 in net payments for purchases of investments.
Net cash provided by for financing activities was $5,504 for the three months ended March 31, 2010, a change of $31,295 from $25,791 cash used in the same period of 2009. The change was primarily due to a $42,227 increase in net notes payable borrowings, partially offset by $10,241 cash used to repurchase common shares during the first quarter of 2010.
Dividends
The Company paid dividends of $18,095 and $17,346 in the three months ended March 31, 2010 and 2009, respectively. Quarterly dividends per share were $0.27 and $0.26 per share for first quarter 2010 and 2009, respectively.
Contractual Obligations and Off-Balance Sheet Arrangements
All contractual cash obligations with initial and remaining terms in excess of one year and contingent liabilities remained generally unchanged at March 31, 2010 compared to December 31, 2009. The Company does not participate in transactions that facilitate off balance sheet arrangements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of March 31, 2010
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(dollars in thousands, except per share amounts)
In October 2009, the Company entered into a three-year credit facility. As of March 31, 2010, the Company had borrowing limits totaling $501,325 ($400,000 and €75,000, translated) under this facility. Under the terms of the credit facility agreement, the Company has the ability, subject to various approvals, to increase the borrowing limits by $200,000 and €37,500. Up to $30,000 and €15,000 of the revolving credit facility is available under a swing line subfacility. The amount available under the credit facility at March 31, 2010 was $221,325.
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
The Company’s financing agreements contain various restrictive financial covenants, including net debt to capitalization and net interest coverage ratios. As of March 31, 2010, the Company was in compliance with the financial covenants in its debt agreements.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s condensed consolidated financial statements. The preparation of these financial statements requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities and reported amounts of revenues and expenses. Such estimates include the value of purchase consideration, valuation of trade receivables, inventories, goodwill, intangible assets, other long-lived assets, legal contingencies, guarantee obligations, indemnifications and assumptions used in the calculation of income taxes, pension and postretirement benefits and customer incentives, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic difficulties in the U.S. credit markets and the global markets. Management monitors the economic conditions and other factors and will adjust such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile foreign currency and equity, and declines in the global economic environment have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.
Management believes there have been no significant changes, except for those discussed below, during the three months ended March 31, 2010 to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s annual report on Form 10-K for the year ended December 31, 2009.
The Company’s critical accounting policies as reported in the Company’s annual report on Form 10-K for the year ended December 31, 2009 have been amended in the first quarter of 2010 upon the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2009-13, Multiple-Deliverable Revenue Arrangements (ASU 2009-13), and FASB ASU 2009-14, Certain Arrangements That Include Software Elements (ASU 2009-14). On January 1, 2010, the Company elected to early adopt ASU 2009-13 and ASU 2009-14 and there was no material impact on the Company’s condensed consolidated financial statements. However, the adoption of ASU 2009-13 and ASU 2009-14 modifies the Company’s previously disclosed revenue recognition policy, which is presented below as revised. ASU 2009-14 amends software revenue recognition guidance in FASB Accounting Standards Codification (ASC) 985-605 Software — Revenue Recognition (ASC 985-605) to exclude from its scope the Company’s tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. ASU 2009-13 modifies the requirements that must be met for the Company to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable in a multiple-element arrangement. The selling price must be based on vendor specific objective evidence (VSOE), if available, or third-party evidence (TPE) if VSOE is not available, or estimated selling price if neither VSOE nor TPE is available. Also, the residual method of allocating arrangement consideration has been eliminated. ASU 2009-13 and ASU 2009-14 were applied on a prospective basis for revenue arrangements entered into or materially modified after adoption. There were no changes to the Company’s units of accounting within its multiple-element arrangements, how the Company allocates arrangement consideration or in the pattern or timing of revenue recognition as a result of the adoption of these updates.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of March 31, 2010
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(dollars in thousands, except per share amounts)
Revenue Recognition The Company’s revenue recognition policy is consistent with the requirements of FASB ASC 605, Revenue Recognition (ASC 605). In general, the Company records revenue when it is realized, or realizable and earned. The Company considers revenue to be realized, or realizable and earned, when the following revenue recognition requirements are met: persuasive evidence of an arrangement exists, which is a customer contract; the products or services have been accepted by the customer via delivery or installation acceptance; the sales price is fixed or determinable within the contract; and collectability is probable.
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
Financial Self-Service Product & Integrated Services Revenue Financial self-service products pertain to automated teller machines (ATMs). Included within the ATM is software, which operates the ATM and is considered more than incidental to the equipment as a whole. The Company also provides service contracts on ATMs. Service contracts typically cover a 12-month period and can begin at any given month during the year after the warranty period expires. The service provided under warranty is limited as compared to those offered under service contracts. Further, warranty is not considered a separate element of the sale. The Company’s warranty covers only replacement of defective parts inclusive of labor. Service contracts are tailored to meet the individual needs of each customer. Service contracts provide additional services beyond those covered under the warranty, and usually include preventative maintenance service, cleaning, supplies stocking and cash handling, all of which are not essential to the functionality of the equipment. Outsourced and managed services include remote monitoring, trouble-shooting for self-service customers, transaction processing, currency management, maintenance services and full support via person to person or online communication.
Revenue is recognized in accordance with ASC 605, the application of which requires judgment including the determination of whether an arrangement includes multiple elements. For stand-alone sales of service contracts, revenue is recognized ratably over the life of the contract period. In contracts that involve multiple-element arrangements, amounts deferred for services are determined based upon the selling price of the elements as prescribed in FASB ASC 605-25 Revenue Recognition — Multiple-Element Arrangements (ASC 605-25). The Company determines the selling price of deliverables within a multiple-element arrangement based on VSOE (price when sold on stand-alone basis) or the estimated selling price where VSOE is not established for products and VSOE (stated renewal price) or estimated selling price where VSOE is not established for services. Total arrangement consideration is allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement proportionately to each deliverable on the basis of each deliverable’s selling price. Changes to the elements in an arrangement and the ability to establish the selling price could materially impact the amount of earned or deferred revenue. There have been no material changes to these estimates for the periods presented and the Company believes that these estimates generally should not be subject to significant changes in the future.
Electronic Security Products & Integrated Services Revenue The Company provides global product sales, service, installation, project management and monitoring of original equipment manufacturer (OEM) electronic security products to financial, government, retail and commercial customers. These solutions provide the Company’s customers a single-source solution to their electronic security needs. Revenue is recognized in accordance with ASC 605. Revenue on sales of the products described above is recognized upon shipment, installation or customer acceptance of the product as defined in the customer contract. In contracts that involve multiple-elements, amounts deferred for services are based upon the selling price of the elements as prescribed in ASC 605-25. The Company determines the selling price of deliverables within a multiple-element arrangement based on the price charged when each element is sold separately or estimated selling price. Total arrangement consideration is allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement proportionately to each deliverable on the basis of each deliverable’s selling price. Changes to the elements in an arrangement and the ability to establish the selling price could materially impact the amount of earned or deferred revenue. There have been no material changes to these estimates for the periods presented and the Company believes that these estimates generally should not be subject to significant changes in the future.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of March 31, 2010
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(dollars in thousands, except per share amounts)
Physical Security & Facility Revenue The Company designs and manufactures several of its financial self-service solutions offerings, including physical security and facility products. These consist of vaults, safe deposit boxes and safes, drive-up banking equipment and a host of other banking facilities products. Revenue on sales of the products described above is recognized when the four revenue recognition requirements of ASC 605 have been met.
Election and Lottery Systems Revenue The Company, through its wholly-owned subsidiary, Procomp Industria Eletronica LTDA, offers election and lottery systems product solutions and support to the government in Brazil. Election systems revenue consists of election equipment, networking, tabulation and diagnostic software development, training, support and maintenance. Lottery systems revenue consists of lottery equipment. The election and lottery equipment components are included in product revenue. The software development, training, support and maintenance components are included in service revenue. The election and lottery systems contracts can contain multiple elements and custom terms and conditions. For contracts that do not contain multiple-elements, revenue is recognized upon customer acceptance in accordance with ASC 605. In contracts that involve multiple-elements, amounts deferred for services are based upon the selling price of the elements as prescribed in ASC 605-25. The Company determines the selling price of deliverables within a multiple-element arrangement based on the estimated selling price. Total arrangement consideration is allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement proportionately to each deliverable on the basis of each deliverable’s selling price. Changes to the elements in an arrangement and the ability to establish the selling price could materially impact the amount of earned or deferred revenue. There have been no material changes to these estimates for the periods presented and the Company believes that these estimates generally should not be subject to significant changes in the future.
Software Solutions & Service Revenue The Company offers software solutions consisting of multiple applications that process events and transactions (networking software) along with the related server. Sales of networking software represent software solutions to customers that allow them to network various different vendors’ ATMs onto one network and revenue is recognized in accordance with ASC 985-605. Included within service revenue is revenue from software support agreements, which are typically 12 months in duration and pertain to networking software. For stand-alone sales of software support, revenue is recognized ratably over the life of the contract period. In contracts that involve multiple-elements, amounts deferred for support are based upon VSOE of the value of the elements as prescribed in ASC 985-605, which requires judgment about as to whether the deliverables can be divided into more than one unit of accounting and whether the separate units of accounting have value to the customer on a stand-alone basis. Changes to these elements could affect the timing of revenue recognition. There have been no material changes to these elements for the periods presented.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of March 31, 2010
DIEBOLD, INCORPORATED AND SUBSIDIARIES
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
Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Some of the risks, uncertainties and other factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements include, but are not limited to:
•	ability to reach definitive agreements with the SEC and DOJ regarding their respective investigations;

•	competitive pressures, including pricing pressures and technological developments;

•	changes in the Company’s relationships with customers, suppliers, distributors and/or partners in its business ventures;

•	changes in political, economic or other factors such as currency exchange rates, inflation rates, recessionary or expansive trends, taxes and regulations and laws affecting the worldwide business in each of the Company’s operations, including Brazil, where a significant portion of the Company’s revenue is derived;

•	changes in the Company’s intention to repatriate cash and cash equivalents and short-term investments residing in international tax jurisdictions could negatively impact foreign and domestic taxes;

•	the Company’s ability to take actions to mitigate the effect of the Venezuelan currency devaluation, further devaluation, actions of the Venezuelan government, and economic conditions in Venezuela;

•	the continuing effects of the recent economic downturn and the disruptions in the financial markets, including the bankruptcies, restructurings or consolidations of financial institutions, which could reduce our customer base and/or adversely affect our customers’ ability to make capital expenditures, as well as adversely impact the availability and cost of credit;

•	acceptance of the Company’s product and technology introductions in the marketplace;

•	the amount of cash and non-cash charges in connection with the restructuring of the Company’s North America operations and corporate functions, and the closure of both the Company’s Newark, Ohio facility and its EMEA-based enterprise security operations;

•	unanticipated litigation, claims or assessments;

•	variations in consumer demand for financial self-service technologies, products and services;

•	potential security violations to the Company’s information technology systems;

•	the investment performance of our pension plan assets, which could require us to increase our pension contributions, and significant changes in health care costs, including those that may result from government action such as the recently enacted U.S. health care legislation;

•	the Company’s ability to successfully defend challenges raised to the sale of its U.S. elections business; and

•	the Company’s ability to achieve benefits from its cost-reduction initiatives and other strategic changes.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2010
(dollars in thousands, except per share amounts)
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to foreign currency exchange rate risk inherent in its international operations denominated in currencies other than the U.S. dollar. A hypothetical 10 percent movement in the applicable foreign exchange rates would have resulted in an increase or decrease in operating profit of approximately $3,682 and $2,089 for the three months ended March 31, 2010 and 2009, respectively. The sensitivity model assumes an instantaneous, parallel shift in the foreign currency exchange rates. Exchange rates rarely move in the same direction. The assumption that exchange rates change in an instantaneous or parallel fashion may overstate the impact of changing exchange rates on amounts denominated in a foreign currency.
The Company’s risk-management strategy uses derivative financial instruments such as forwards to hedge certain foreign currency exposures. The intent is to offset gains and losses that occur on the underlying exposures, with gains and losses on the derivative contracts hedging these exposures. The Company does not enter into derivatives for trading purposes. The Company’s primary exposures to foreign exchange risk are movements in the euro/dollar, pound/dollar and dollar/franc. There were no significant changes in the Company’s foreign exchange risks in the first quarter of 2010 compared with 2009.
The Company’s Venezuelan operations consist of a fifty-percent owned subsidiary which is consolidated. On January 8, 2010, the Venezuelan government announced the devaluation of its currency, the bolivar, and the establishment of a two-tier exchange structure. Management has determined that it is unlikely that the company will be able to transact under the two-tier exchange structure. As a result, the Company is remeasuring the Venezuelan balance sheet and statement of income using a parallel market rate. The impact of this adjustment was a decrease of $6,500 to the Company’s cash balance and net losses resulting from the remeasurement of the Venezuelan financial statements were recorded in the condensed consolidated statement of income for approximately $0.04 per share for the first quarter of 2010. In the future, if the Company converts bolivares at a rate other than the parallel market rate, the Company may realize gains that would be recorded in the statement of income.
The Company manages interest rate risk with the use of variable rate borrowings under its committed and uncommitted credit facilities and interest rate swaps. Variable rate borrowings under the credit facilities totaled $300,791 at March 31, 2010, of which $50,000 was effectively converted to fixed rate using interest rate swaps. A one percentage point increase or decrease in interest rates would have resulted in an increase or decrease in interest expense of approximately $642 and $751 for the three months ended March 31, 2010 and 2009, respectively, including the impact of the swap agreements. The Company’s primary exposure to interest rate risk is movements in London Interbank Offered Rate (LIBOR), which is consistent with prior periods. As discussed in note 12 to the condensed consolidated financial statements, the Company hedged $200,000 of the fixed rate borrowings under its private placement agreement, which was treated as a cash flow hedge. This reduced the effective interest rate by 14 basis points from 5.50 to 5.36 percent.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2010
ITEM 4: CONTROLS AND PROCEDURES
This quarterly report includes the certifications of our chief executive officer (CEO) and chief financial officer (CFO) required by Rule 13a-14 of the Exchange Act. See Exhibits 31.1 and 31.2. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.
Based on the performance of procedures by management, designed to ensure the reliability of financial reporting, management believes that the unaudited condensed consolidated financial statements fairly present, in all material respects, the Company’s financial position, results of operations and cash flows as of the dates, and for the periods presented. Refer to Note 1 in the notes to condensed consolidated financial statements.
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
In connection with the preparation of this quarterly report, management, under the supervision and with the participation of the CEO and CFO, conducted an evaluation of disclosure controls and procedures, including the remedial actions described below, as of the end of the period covered by this report. Based on this evaluation, certain material weaknesses in internal control over financial reporting, as discussed in detail below and previously reported in the Company’s annual report on Form 10-K for the year ended December 31, 2009, have not been remediated. As a result, the CEO and CFO have concluded that, as of March 31, 2010, and through the filing of this quarterly report, the Company’s disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting, as discussed in detail below. As described in detail throughout this Item 4, management continues to take actions to remediate material weaknesses in the Company’s internal control over financial reporting.
The Company continues to use the management certification process to identify matters that might require disclosure and to encourage transparency and accountability with respect to the accuracy of the Company’s disclosures in order to strengthen disclosure controls and procedures. This process requires multiple levels of management to provide sub-certifications, all of which are aggregated and reported to the CEO and CFO for assessment prior to filing the quarterly condensed consolidated financial statements. The Company utilized this process in preparing this quarterly report.
Management notes that the following previously identified control deficiencies constitute material weaknesses as of March 31, 2010:
Selection, Application and Communication of Accounting Policies: The previously reported material weakness relating to application of accounting policies is not considered remediated as the Company did not appropriately apply the revenue recognition policy for training and maintenance services in certain international entities. Based on a review of an accrued liability account that is used to record the commitment to provide these services, it was noted that the services were not properly identified and accounted for as separate elements in multiple-element arrangements at inception. This misapplication of the revenue recognition policy is a result of insufficient knowledge of U.S. generally accepted accounting principles (GAAP) to properly identify and account for multiple-element arrangements. This control deficiency resulted in errors that were noted during the execution of account reconciliation control procedures. Although none of these errors were material, either individually or in the aggregate, and these errors did not result in adjustments to the financial statements, management has concluded that the related control deficiency constitutes a material weakness since it is reasonably possible that these errors could have been material.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As previously reported under Item 9A — Controls and Procedures in the Company’s annual report on Form 10-K for the year ended December 31, 2009, management concluded that the internal control over financial reporting was not effective based on the material

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2010
weaknesses identified. Management has continued to work on remediation efforts since the filing of that report. During the quarter ended March 31, 2010, there were no changes in internal control that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
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
Selection, Application and Communication of Accounting Policies:
During the first quarter of 2010, management has worked with operational finance teams to finalize a detailed plan to design and implement additional control processes to enhance existing controls related to the identification and accounting for the deliverables in multiple-element arrangements. In addition, the future-state additional control processes have been designed and management is in the process of evaluating the operational impact of implementing these controls.
To address the issues associated with the misapplication of the Company’s revenue recognition policy related to multiple element arrangements, management plans to begin implementation of new control processes during the second quarter of 2010. As part of the implementation process, focused training will be provided to operational associates responsible for the application of the revenue recognition policy and procedures related to multiple-element arrangements. This training is intended to enhance and augment the depth of knowledge of the associates and reduce the risk of future accounting errors. In addition, control processes will continue to be executed in corporate accounting to assure the proper oversight and monitoring of the recording and reporting of the Company’s multiple-element arrangements globally.
At this time, the Company anticipates the remediation efforts related to this material weakness will be fully implemented by the end of 2010.
Controls over Income Taxes:
During the first quarter of 2010, with the assistance of third-party consultants, management conducted an assessment and documented findings related to the income tax provision calculation process. Based on this assessment, management has developed a prioritized remediation plan to address the root causes of the deficiencies in controls over income taxes.
To address the issues associated with controls over income taxes, management plans to implement control procedures during the remainder of 2010 to enhance the review and oversight control process and to reduce the risk of future errors related to the calculation of the tax provision.
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

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2010
PART II — OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS
(Dollars in thousands)
At March 31, 2010, the Company was a party to several lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the Company’s condensed consolidated financial statements would not be materially affected by the outcome of any present legal proceedings, commitments, or asserted claims.
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
The Company, including certain of its subsidiaries, filed a lawsuit on May 30, 2008 (Premier Election Solutions, Inc., et al. v. Board of Elections of Cuyahoga County, et al., Case No. 08-CV-05-7841, (Franklin Cty. Ct Common Pleas)) against the Board of Elections of Cuyahoga County, Ohio, the Board of County Commissioners of Cuyahoga County, Ohio, (collectively, the County), and Ohio Secretary of State Jennifer Brunner (Secretary) regarding several Ohio contracts under which the Company provided voting equipment and related services to the State of Ohio and a number of its counties. The lawsuit was precipitated by the County’s threats to sue the Company for unspecified damages. The complaint seeks a declaration that the Company met its contractual obligations. In response, on July 15, 2008, the County filed an answer and counterclaim alleging that the voting system was defective and seeking declaratory relief and unspecified damages under several theories of recovery. In addition, the County is trying to pierce the Company’s “corporate veil” and hold Diebold, Incorporated directly liable for acts and omissions alleged to have been committed by its

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2010
subsidiaries (even though Diebold, Incorporated is not a party to the contracts). In connection with the Company’s recent sale of those subsidiaries, the Company has agreed to indemnify the subsidiaries and their purchaser from any and all liabilities arising out of the lawsuit. In March 2010, the Company and the County agreed to settle their claims for $7,500, to be paid out of the Company’s insurance policies, and the court has dismissed the portion of the lawsuit involving the County.
The Secretary has also filed an answer and counterclaim seeking declaratory relief and unspecified damages under several theories of recovery. The Butler County Board of Elections has joined in, and incorporated by reference, the Secretary’s counterclaim. The Company has filed motions to dismiss and for more definite statement of the counterclaims. The motions are fully briefed and are awaiting a decision by the court. The Secretary has also added ten Ohio counties as additional defendants, claiming that those counties also experienced problems with the voting systems, but many of those counties have moved for dismissal. In addition, the Secretary has moved the court for leave to add 37 additional Ohio counties who use the voting system as defendants, contending that they have an interest in the litigation and must be made parties. The Secretary’s motion remains pending. Management is unable to determine the financial statement impact, if any, of the Secretary’s actions as of March 31, 2010.
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

ITEM 1A:	RISK FACTORS
(Dollars in thousands)
The following risk factor, in addition to the risk factors previously disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2009, are certain risk factors that could affect our business, financial condition, operating results and cash flows. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this quarterly report on Form 10-Q because they could cause actual results to differ materially from those expressed in any forward-looking statement. These risk factors are not the only ones we face. If any of these events actually occur, our business, financial condition, operating results or cash flows could be negatively affected.
We caution the reader to keep these risk factors in mind and refrain from attributing undue certainty to any forward-looking statements, which speak only as of the date of this quarterly report.
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
Accordingly, international operations are subject to the risks of doing business abroad, including the following:
•	fluctuations in currency exchange rates;

•	transportation delays and interruptions;

•	political and economic instability and disruptions;

•	restrictions on the transfer of funds;

•	the imposition of duties and tariffs;

•	import and export controls;

•	changes in governmental policies and regulatory environments;

•	disadvantages of competing against companies from countries that are not subject to U.S. laws and regulations, including the Foreign Corrupt Practices Act (FCPA);

•	labor unrest and current and changing regulatory environments;

•	the uncertainty of product acceptance by different cultures;

•	the risks of divergent business expectations or cultural incompatibility inherent in establishing joint ventures with foreign partners;

•	difficulties in staffing and managing multi-national operations;

•	limitations on the ability to enforce legal rights and remedies;

•	reduced protection for intellectual property rights in some countries; and

•	potentially adverse tax consequences.
We are subject to compliance with various laws and regulations, including the FCPA and similar worldwide anti-bribery laws, which generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. While our employees and agents are required to comply with these laws, we operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. Despite our commitment to legal compliance and corporate ethics, we cannot assure you that our internal control policies and procedures always will protect us from reckless or negligent acts committed by our employees or agents. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our business and operations.
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
The Company’s Venezuelan operations consist of a fifty-percent owned subsidiary, which is consolidated. On January 8, 2010, the Venezuelan government announced the devaluation of its currency, the bolivar, and the establishment of a two-tier exchange structure. Management has determined that it is unlikely that the Company will be able to transact under the two-tier exchange structure. As a result, the Company is remeasuring the Venezuelan balance sheet and statement of income using a parallel market rate. The impact of this adjustment was a decrease of $6,500 to the Company’s cash balance and net losses resulting from the remeasurement of the Venezuelan financial statements were recorded in the condensed consolidated statement of income for approximately $0.04 per share for the first quarter of 2010. In the future, if the Company converts bolivares at a rate other than the parallel market rate, the Company may realize gains that would be recorded in the statement of income.
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Information concerning the Company’s share repurchases made during the first quarter of 2010:

				Maximum
			Total Number of	Number of Shares
	Total Number of		Shares Purchased as	that May Yet Be
	Shares	Average Price	Part of Publicly	Purchased Under
Period	Purchased (1)	Paid Per Share	Announced Plans (2)	the Plans (2)
January	647	$28.98	—	2,926,500
February	149,197	28.68	110,000	2,816,500
March	227,000	31.09	227,000	2,589,500

Total	376,844	30.13	337,000	2,589,500

(1)	Includes 647 and 39,197 shares in January and February, respectively, surrendered or deemed surrendered to the Company in connection with the Company’s share-based compensation plans.

(2)	The Company purchased 337,000 common shares in the first quarter of 2010 pursuant to its share repurchase plan. The total number of shares repurchased as part of the publicly announced share repurchase plan was 9,410,500 as of March 31, 2010. The plan was approved by the Board of Directors in April 1997 and authorized the repurchase of up to two million shares. The plan was amended in June 2004 to authorize the repurchase of an additional two million shares, and was further amended in August and December 2005 to authorize the repurchase of an additional six million shares. In February 2007, the Board of Directors approved an increase in the Company’s share repurchase program by authorizing the repurchase of up to an additional two million of the Company’s outstanding common shares. The Company may purchase shares from time to time in open market purchases or privately negotiated transactions. The Company may make all or part of the purchases pursuant to accelerated share repurchases or Rule 10b5-1 plans. The plan has no expiration date.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2010
ITEM 3: DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4: RESERVED
ITEM 5: OTHER INFORMATION
     None.
ITEM 6: EXHIBITS

3.1(i)	Amended and Restated Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.1(i) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 (Commission File No. 1-4879)

3.1(ii)	Amended and Restated Code of Regulations — incorporated by reference to Exhibit 3.1(ii) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (Commission File No. 1-4879)

3.2	Certificate of Amendment by Shareholders to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.2 to Registrant’s Form 10-Q for the quarter ended March 31, 1996 (Commission File No. 1-4879)

3.3	Certificate of Amendment to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.3 to Registrant’s Form 10-K for the year ended December 31, 1998 (Commission File No. 1-4879)

*10.1	Form of Amended and Restated Employment Agreement — incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)

*10.5(i)	Supplemental Employee Retirement Plan I as amended and restated January 1, 2008 — incorporated by reference to Exhibit 10.5(i) to Registrant’s Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)

*10.5(ii)	Supplemental Employee Retirement Plan II as amended and restated July 1, 2002 — incorporated by reference to Exhibit 10.5(ii) to Registrant’s Form 10-Q for the quarter ended September 30, 2002 (Commission File No. 1-4879)

*10.5(iii)	Pension Restoration Supplemental Executive Retirement Plan — incorporated by reference to Exhibit 10.5(iii) to Registrant’s Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)

*10.5(iv)	Pension Supplemental Executive Retirement Plan — incorporated by reference to Exhibit 10.5(iv) to Registrant’s Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)

*10.5(v)	401(k) Restoration Supplemental Executive Retirement Plan — incorporated by reference to Exhibit 10.5(v) to Registrant’s Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)

*10.5(vi)	401(k) Supplemental Executive Retirement Plan — incorporated by reference to Exhibit 10.5(vi) to Registrant’s Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)

*10.7(i)	1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992 (Commission File No. 1-4879)

*10.7(ii)	Amendment No. 1 to the Amended and Restated 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998 (Commission File No. 1-4879)

*10.7(iii)	Amendment No. 2 to the Amended and Restated 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 2003 (Commission File No. 1-4879)

*10.7(iv)	Deferred Compensation Plan No. 2 for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7(iv) to Registrant’s Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2010

*10.8(i)	1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 — incorporated by reference to Exhibit 4(a) to Form S-8 Registration Statement No. 333-60578

*10.8(ii)	Amendment No. 1 to the 1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 — incorporated by reference to Exhibit 10.8 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 2004 (Commission File No. 1-4879)

*10.8(iii)	Amendment No. 2 to the 1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 — incorporated by reference to Exhibit 10.8 (iii) to Registrant’s Form 10-Q for the quarter ended March 31, 2004 (Commission File No. 1-4879)

*10.8(iv)	Amendment No. 3 to the 1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 — incorporated by reference to Exhibit 10.8 (iv) to Registrant’s Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 1-4879)

*10.8(v)	Amended and Restated 1991 Equity and Performance Incentive Plan as Amended and Restated as of April 13, 2009 — incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on April 29, 2009 (Commission File No. 1-4879)

*10.9	Long-Term Executive Incentive Plan — incorporated by reference to Exhibit 10.9 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993 (Commission File No. 1-4879)

*10.10	Deferred Incentive Compensation Plan No. 2 — incorporated by reference to Exhibit 10.10 to Registrant’s Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)

*10.11	Annual Incentive Plan — incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 1-4879)

*10.13(i)	Forms of Deferred Compensation Agreement and Amendment No. 1 to Deferred Compensation Agreement — incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 (Commission File No. 1-4879)

*10.13(ii)	Section 162(m) Deferred Compensation Agreement (as amended and restated January 29, 1998) — incorporated by reference to Exhibit 10.13 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998 (Commission File No. 1-4879)

*10.14	Deferral of Stock Option Gains Plan — incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (Commission File No. 1-4879)

10.17	Credit Agreement, dated as of October 19, 2009, by and among the Company, the Subsidiary Borrowers (as defined therein) party thereto, JPMorgan Chase Bank, N.A., as administrative agent and a lender, and the other lenders party thereto — incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on October 23, 2009 (Commission File No. 1-4879)

10.20(i)	Transfer and Administration Agreement, dated as of March 30, 2001 by and among DCC Funding LLC, Diebold Credit Corporation, Diebold, Incorporated, Receivables Capital Corporation and Bank of America, National Association and the financial institutions from time to time parties thereto — incorporated by reference to Exhibit 10.20(i) to Registrant’s Form 10-Q for the quarter ended March 31, 2001 (Commission File No. 1-4879)

10.20(ii)	Amendment No. 1 to the Transfer and Administration Agreement, dated as of May 2001, by and among DCC Funding LLC, Diebold Credit Corporation, Diebold, Incorporated, Receivables Capital Corporation and Bank of America, National Association and the financial institutions from time to time parties thereto — incorporated by reference to Exhibit 10.20 (ii) to Registrant’s Form 10-Q for the quarter ended March, 31, 2001 (Commission File No. 1-4879)

*10.22	Form of Non-Qualified Stock Option Agreement — incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on September 21, 2009 (Commission File No. 1-4879)

*10.23	Form of Restricted Share Agreement — incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on September 21, 2009 (Commission File No. 1-4879)

*10.24	Form of RSU Agreement — incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K filed on September 21, 2009 (Commission File No. 1-4879)

*10.25	Form of Performance Share Agreement — incorporated by reference to Exhibit 10.4 to Registrant’s Form 8-K filed on September 21, 2009 (Commission File No. 1-4879)

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2010

*10.26	Diebold, Incorporated Annual Cash Bonus Plan — incorporated by reference to Exhibit A to Registrant’s Proxy Statement on Schedule 14A filed on March 16, 2005 (Commission File No. 1-4879)

10.27	Form of Note Purchase Agreement — incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on March 8, 2006 (Commission File No. 1-4879)

*10.28	Amended and Restated Employment Agreement between Diebold, Incorporated and Thomas W. Swidarski, as amended as of December 29, 2008 — incorporated by reference to Exhibit 10.28 to Registrant’s Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)

*10.29	Amended and Restated Employment [Change in Control] Agreement between Diebold, Incorporated and Thomas W. Swidarski, as amended as of December 29, 2008 — incorporated by reference to Exhibit 10.29 to Registrant’s Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)

*10.30	Form of Deferred Shares Agreement — incorporated by reference to Exhibit 10.5 to Registrant’s Form 8-K filed on September 21, 2009 (Commission File No. 1-4879)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

*	Reflects management contract or other compensatory arrangement.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2010
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIEBOLD, INCORPORATED (Registrant)
Date: May 6, 2010	By:	/s/ Thomas W. Swidarski
Thomas W. Swidarski
President and Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2010	By:	/s/ Bradley C. Richardson
Bradley C. Richardson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2010
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