Form 10-Q
period 2010-06-30
DIEBOLD INC
filed 2010-08-09
CIK 28823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Common Stock, $1.25 Par Value — 65,690,461 shares as of July 30, 2010

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
INDEX

PART I — FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
DIEBOLD, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$231,619	$328,426
Short-term investments	151,482	177,442
Trade receivables, less allowances for doubtful accounts of $26,378 and $26,648, respectively	416,893	330,982
Inventories	466,561	448,243
Deferred income taxes	82,318	84,950
Prepaid expenses	31,102	36,874
Refundable income taxes	21,126	93,907
Other current assets	113,953	87,261

Total current assets	1,515,054	1,588,085

Securities and other investments	73,960	73,989
Property, plant and equipment, at cost	615,898	613,377
Less accumulated depreciation and amortization	417,432	408,557

Property, plant and equipment, net	198,466	204,820

Deferred income tax	32,942	32,834
Goodwill	419,082	450,937
Other assets	202,413	204,200

Total assets	$2,441,917	$2,554,865

LIABILITIES AND EQUITY
Current liabilities
Notes payable	$21,108	$16,915
Accounts payable	163,608	147,496
Deferred revenue	186,913	198,989
Other current liabilities	302,333	379,691

Total current liabilities	673,962	743,091

Long-term debt	554,925	553,008
Pensions and other benefits	77,452	90,021
Postretirement and other benefits	22,609	29,174
Deferred income taxes	41,533	45,060
Other long-term liabilities	24,618	22,485

Commitments and contingencies	—	—

Equity
Diebold, Incorporated shareholders’ equity
Preferred shares, no par value, 1,000,000 authorized shares, none issued	—	—
Common shares, 125,000,000 authorized shares, 76,261,845 and 76,093,101 issued shares, 65,774,061 and 66,327,627 outstanding shares, respectively	95,327	95,116
Additional capital	301,797	290,689
Retained earnings	1,029,027	1,011,448
Treasury shares, at cost, 10,487,784 and 9,765,474 shares, respectively	(431,281)	(410,153)
Accumulated other comprehensive income	25,367	59,279

Total Diebold, Incorporated shareholders’ equity	1,020,237	1,046,379
Noncontrolling interests	26,581	25,647

Total equity	1,046,818	1,072,026

Total liabilities and equity	$2,441,917	$2,554,865

See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net sales
Products	$298,884	$324,569	$556,629	$623,808
Services	366,296	366,327	727,550	724,339

	665,180	690,896	1,284,179	1,348,147

Cost of sales
Products	221,742	244,906	414,019	469,569
Services	265,294	277,080	534,006	557,341

	487,036	521,986	948,025	1,026,910

Gross profit	178,144	168,910	336,154	321,237
Selling and administrative expense	110,791	105,352	209,768	197,365
Research, development and engineering expense	16,402	16,950	34,850	32,788
Impairment of intangible assets	4,096	—	4,096	—

	131,289	122,302	248,714	230,153

Operating profit	46,855	46,608	87,440	91,084
Other income (expense)
Investment income	6,017	7,004	13,489	12,827
Interest expense	(9,301)	(7,787)	(18,356)	(17,745)
Foreign exchange loss, net	(553)	(589)	(5,194)	(1,798)
Miscellaneous, net	1,393	1,085	2,101	(23,386)

Income from continuing operations before taxes	44,411	46,321	79,480	60,982
Taxes on income	13,338	13,049	23,215	16,872

Income from continuing operations	31,073	33,272	56,265	44,110
Loss from discontinued operations, net of tax	(683)	(1,558)	(1,653)	(8,639)

Net income	30,390	31,714	54,612	35,471
Net income attributable to noncontrolling interests	659	1,284	957	3,393

Net income attributable to Diebold, Incorporated	$29,731	$30,430	$53,655	$32,078

Basic weighted-average shares outstanding	65,936	66,252	66,121	66,214
Diluted weighted-average shares outstanding	66,636	66,786	66,678	66,734

Basic earnings per share
Net income from continuing operations	$0.46	$0.48	$0.84	$0.61
Loss from discontinued operations	(0.01)	(0.02)	(0.03)	(0.13)

Net income attributable to Diebold, Incorporated	$0.45	$0.46	$0.81	$0.48

Diluted earnings per share
Net income from continuing operations	$0.46	$0.48	$0.83	$0.61
Loss from discontinued operations	(0.01)	(0.02)	(0.03)	(0.13)

Net income attributable to Diebold, Incorporated	$0.45	$0.46	$0.80	$0.48

Amounts attributable to Diebold, Incorporated
Income from continuing operations, net of tax	$30,414	$31,988	$55,308	$40,717
Loss from discontinued operations, net of tax	(683)	(1,558)	(1,653)	(8,639)

Net income attributable to Diebold, Incorporated	$29,731	$30,430	$53,655	$32,078

See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2010	2009
Cash flow from operating activities:
Net income	$54,612	$35,471
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	36,261	37,474
Share-based compensation	6,365	6,058
Excess tax benefits from share-based compensation	(202)	(84)
Deferred income taxes	107	(970)
Devaluation of Venezuelan balance sheet	6,390	—
Impairment of intangible assets	4,096	—
Cash provided (used) by changes in certain assets and liabilities:
Trade receivables	(97,317)	54,122
Inventories	(35,531)	17,016
Prepaid expenses	1,268	904
Other current assets	(34,929)	22,956
Accounts payable	22,318	(53,559)
Deferred revenue	(3,462)	22,549
Certain other assets and liabilities	23,977	(62,111)

Net cash (used in) provided by operating activities	(16,047)	79,826

Cash flow from investing activities:
Proceeds from sale of discontinued operations	1,807	—
Payments for acquisitions, net of cash acquired	—	(5,364)
Proceeds from maturities of investments	157,630	102,255
Proceeds from sale of investments	9,718	—
Payments for purchases of investments	(147,394)	(108,635)
Capital expenditures	(26,916)	(22,137)
Increase in certain other assets	(13,194)	(16,012)

Net cash used in investing activities	(18,349)	(49,893)

Cash flow from financing activities:
Dividends paid	(36,076)	(34,713)
Debt borrowings	193,438	197,169
Debt repayments	(186,547)	(226,028)
Distribution of affiliates’ earnings to noncontrolling interest holders	(9)	(539)
Excess tax benefits from share-based compensation	202	84
Issuance of common shares	772	—
Repurchase of common shares	(19,866)	—
Withholding taxes paid for employees’ share-based compensation	(1,262)	(1,838)

Net cash used in financing activities	(49,348)	(65,865)

Effect of exchange rate changes on cash and cash equivalents	(13,063)	705

Decrease in cash and cash equivalents	(96,807)	(35,227)
Cash and cash equivalents at the beginning of the period	328,426	241,436

Cash and cash equivalents at the end of the period	$231,619	$206,209

See accompanying notes to condensed consolidated financial statements

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2010
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
The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s annual report on Form 10-K for the year ended December 31, 2009. In addition, some of the Company’s statements in this quarterly report on Form 10-Q may involve risks and uncertainties that could significantly impact expected future results. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of results to be expected for the full year.
The Company has reclassified the presentation of certain prior-year information to conform to the current presentation. As discussed in Note 15, effective in the first quarter of 2010, the Company began management of its businesses on a geographic basis, changing from the previous model of sales channel segments. In order to align the Company’s external reporting of its financial results with this organizational change, the Company has modified its segment reporting and has reclassified prior period segment information to conform to the current period presentation of its segment information.
The Company’s Venezuelan operations consist of a fifty-percent owned subsidiary, which is consolidated. On January 8, 2010, the Venezuelan government announced the devaluation of its currency, the bolivar, and the establishment of a two-tier exchange structure. Subsequently, during May 2010, the Venezuelan government seized control of the parallel market, thereby creating a new government-controlled rate. Transitioning from the parallel rate to the new government-controlled rate did not have a material impact on the Company’s condensed consolidated financial statements. The impact was a decrease of $500 and $7,000 to the Company’s cash balance during the three and six months ended June 30, 2010, respectively. Net losses resulting from the remeasurement of the Venezuelan financial statements were recorded in the condensed consolidated statement of income for approximately $0.04 per share for the six months ended June 30, 2010. In the future, if the Company converts bolivares at a rate other than the new government-controlled rate, the Company may realize gains or losses that would be recorded in the statement of income.
The Company’s significant accounting policies as reported in the Company’s annual report on Form 10-K for the year ended December 31, 2009 were amended in the first quarter of 2010 upon the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2009-13, Multiple-Deliverable Revenue Arrangements (ASU 2009-13), and FASB ASU 2009-14, Certain Arrangements That Include Software Elements (ASU 2009-14). On January 1, 2010, the Company elected to early adopt ASU 2009-13 and ASU 2009-14 and there was no material impact on the Company’s condensed consolidated financial statements. However, the adoption of ASU 2009-13 and ASU 2009-14 modifies the Company’s previously disclosed revenue recognition policy, which is presented below as revised. ASU 2009-14 amends software revenue recognition guidance in FASB Accounting Standards Codification (ASC) 985-605 Software — Revenue Recognition (ASC 985-605) to exclude from its scope the Company’s tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. ASU 2009-13 modifies the requirements that must be met for the Company to recognize revenue from the sale of a delivered item that is part of a multiple-deliverable arrangement when other items have not yet been delivered. ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable in a multiple-deliverable arrangement. The selling price must be based on vendor specific objective evidence (VSOE), if available, or third-party evidence (TPE) if VSOE is not available, or estimated selling price if neither VSOE nor TPE is available. Also, the residual method of allocating arrangement consideration has been eliminated. ASU 2009-13 and ASU 2009-14 were applied on a prospective basis for revenue arrangements entered into or materially modified after adoption. There were no changes to the Company’s units of accounting within its multiple-deliverable arrangements, how the Company allocates arrangement consideration or in the pattern or timing of revenue recognition as a result of the adoption of these updates.
Revenue Recognition The Company’s revenue recognition policy is consistent with the requirements of FASB ASC 605, Revenue Recognition (ASC 605). In general, the Company records revenue when it is realized, or realizable and earned. The Company considers revenue to be realized, or realizable and earned, when the following revenue recognition requirements are met: persuasive

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2010
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except per share amounts)
evidence of an arrangement exists, which is a customer contract; the products or services have been approved by the customer via delivery or installation acceptance; the sales price is fixed or determinable within the contract; and collectability is probable.
For product sales, the Company determines that the earnings process is complete when title, risk of loss and the right to use equipment has transferred to the customer. Within the North America business segment, this occurs upon customer acceptance. Where the Company is contractually responsible for installation, customer acceptance occurs upon completion of the installation of all items at a job site and the Company’s demonstration that the items are in operable condition. Where the Company is not contractually responsible for installation, revenue recognition of these items is upon shipment or delivery to a customer location depending on the terms in the contract. Within the international business segment, customer acceptance is upon the earlier of delivery or completion of the installation depending on the terms in the contract with the customer. The Company has the following revenue streams related to sales to its customers:
Financial Self-Service Product & Integrated Services Revenue Financial self-service products pertain to automated teller machines (ATMs). Included with the ATM is a software component and a non-software component that function together to deliver the ATM’s essential functionality. The Company also provides service contracts on ATMs. Service contracts typically cover a 12-month period and can begin at any given month after the warranty period expires. The service provided under warranty is limited as compared to those offered under service contracts. Further, warranty is not considered a separate deliverable of the sale. The Company’s warranty covers only replacement of defective parts inclusive of labor. Service contracts are tailored to meet the individual needs of each customer. Service contracts provide additional services beyond those covered under the warranty, and usually include preventative maintenance service, cleaning, supplies stocking and cash handling, all of which are not essential to the functionality of the equipment. Outsourced and managed services include remote monitoring, trouble-shooting for self-service customers, training, transaction processing, currency management, maintenance services and full support via person to person or online communication.
Revenue is recognized in accordance with ASC 605, the application of which requires judgment including the determination of whether an arrangement includes multiple deliverables. For stand-alone sales of service contracts, revenue is recognized ratably over the life of the contract period. In contracts that involve multiple-deliverable arrangements, product maintenance services are typically accounted for under FASB ASC 605-20, Separately Priced Extended Warranty and Product Maintenance Contracts (ASC 605-20). Amounts deferred for undelivered deliverables are determined based upon the selling price of the deliverables as prescribed in FASB ASC 605-25, Revenue Recognition — Multiple-Element Arrangements (ASC 605-25). The Company determines the selling price of deliverables within a multiple-deliverable arrangement based on VSOE (price when sold on stand-alone basis) or the estimated selling price where VSOE is not established for undelivered deliverables. Total arrangement consideration is allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement proportionately to each deliverable on the basis of each deliverable’s selling price. There have been no material changes to these estimates for the periods presented and the Company believes that these estimates generally should not be subject to significant changes in the future. However, changes to deliverables in future arrangements and the ability to establish the selling price could materially impact the amount of earned or deferred revenue.
Electronic Security Products & Integrated Services Revenue The Company provides global product sales, service, installation, project management and monitoring of original equipment manufacturer (OEM) electronic security products to financial, government, retail and commercial customers. These solutions provide the Company’s customers a single-source solution to their electronic security needs. Revenue is recognized in accordance with ASC 605. Revenue on sales of the products described above is recognized upon shipment, installation or customer acceptance of the product as defined in the customer contract. In contracts that involve multiple deliverables, product maintenance services are typically accounted for under ASC 605-20. Amounts deferred for undelivered deliverables are based upon the selling price of the deliverables as prescribed in ASC 605-25. The Company determines the selling price of deliverables within a multiple-deliverable arrangement based on the price charged when each deliverable is sold separately or estimated selling price. Total arrangement consideration is allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement proportionately to each deliverable on the basis of each deliverable’s selling price. There have been no material changes to these estimates for the periods presented and the Company believes that these estimates generally should not be subject to significant changes in the future. However, changes to deliverables in future arrangements and the ability to establish the selling price could materially impact the amount of earned or deferred revenue.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2010
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(dollars in thousands, except per share amounts)
Physical Security & Facility Revenue The Company designs and manufactures several of its physical security and facility products. These consist of vaults, safe deposit boxes and safes, drive-up banking equipment and a host of other banking facilities products. Revenue on sales of the products described above is recognized when the revenue recognition requirements of ASC 605 have been met.
Election and Lottery Systems Revenue The Company offers election and lottery systems product solutions and support to the government in Brazil. Election systems revenue consists of election equipment, networking, tabulation and diagnostic software development, training, support and maintenance. Lottery systems revenue consists of lottery equipment. The election and lottery equipment components are included in product revenue. The software development, training, support and maintenance components are included in service revenue. The election and lottery systems contracts can contain multiple deliverables and custom terms and conditions. For contracts that do not contain multiple deliverables, revenue is recognized upon customer acceptance. In contracts that involve multiple deliverables, amounts deferred for undelivered deliverables are based upon the selling price of the deliverables as prescribed in ASC 605-25. The Company determines the selling price of deliverables within a multiple-deliverable arrangement based on the estimated selling price. Total arrangement consideration is allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement proportionately to each deliverable on the basis of each deliverable’s selling price. There have been no material changes to these estimates for the periods presented and the Company believes that these estimates generally should not be subject to significant changes in the future. However, changes to deliverables in future arrangements and the ability to establish the selling price could materially impact the amount of earned or deferred revenue.
Software Solutions & Service Revenue The Company offers software solutions consisting of multiple applications that process events and transactions (networking software) along with the related server. Sales of networking software represent software solutions to customers that allow them to network various different vendors’ ATMs onto one network and revenue is recognized in accordance with ASC 985-605. Included within service revenue is revenue from software support agreements, which are typically 12 months in duration and pertain to networking software. For stand-alone sales of software support, revenue is recognized ratably over the life of the contract period. In contracts that involve multiple deliverables, amounts deferred for support are based upon VSOE of the value of the deliverables as prescribed in ASC 985-605, which requires judgment about whether the deliverables can be divided into more than one unit of accounting and whether the separate units of accounting have value to the customer on a stand-alone basis. There have been no material changes to these deliverables for the periods presented. However, changes to deliverables in future arrangements and the ability to establish VSOE could affect the timing of revenue recognition.
Recently Adopted Accounting Guidance
In May 2010, the FASB issued ASU 2010-19, Foreign Currency Issues: Multiple Foreign Currency Exchange Rates (ASU 2010-19). ASU 2010-19 is effective as of the announcement date of March 18, 2010. ASU 2010-19 provides the SEC staff’s views on certain foreign currency issues related to investments in Venezuela. These issues relate to Venezuela’s highly inflationary status. The adoption of the provisions of ASU 2010-19 did not have a material impact on the Company’s condensed consolidated financial statements.
On January 1, 2010, the Company adopted ASU 2009-13 and ASU 2009-14 as noted above.
On January 1, 2010, the Company adopted FASB ASU 2010-06, Fair Value Measurements and Disclosures (ASU 2010-06). ASU 2010-06 updates FASB ASC 820, Fair Value Measurements. ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. On January 1, 2010, the Company early adopted ASU 2010-06 related to the reconciliation of level 3 fair value measurements, requiring information about purchases, sales, issuances and settlements to be presented separately. There was no material impact on the Company’s condensed consolidated financial statements related to the adoption of this guidance.
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

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2010
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
The Company’s participating securities include restricted stock units, deferred shares and shares that were vested, but deferred by the employee. The Company has calculated basic and diluted earnings per share under both the treasury stock method and the two-class method. For the three and six months ended June 30, 2010 and 2009, there was no impact in the per share amounts calculated under the two methods, therefore the treasury stock method is disclosed below. The following data show the amounts used in computing earnings per share under the treasury stock method and the effect on the weighted-average number of shares of dilutive potential common stock:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Numerator:
Income used in basic and diluted earnings per share:
Income from continuing operations, net of tax	$30,414	$31,988	$55,308	$40,717
Loss from discontinued operations, net of tax	(683)	(1,558)	(1,653)	(8,639)

Net income	$29,731	$30,430	$53,655	$32,078

Denominator (in thousands):
Weighted-average number of common shares used in basic earnings per share	65,936	66,252	66,121	66,214
Effect of dilutive shares	700	534	557	520

Weighted-average number of shares used in diluted earnings per share	66,636	66,786	66,678	66,734

Basic earnings per share:
Income from continuing operations, net of tax	$0.46	$0.48	$0.84	$0.61
Loss from discontinued operations, net of tax	(0.01)	(0.02)	(0.03)	(0.13)

Net income attributable to Diebold, Incorporated	$0.45	$0.46	$0.81	$0.48

Diluted earnings per share:
Income from continuing operations, net of tax	$0.46	$0.48	$0.83	$0.61
Loss from discontinued operations, net of tax	(0.01)	(0.02)	(0.03)	(0.13)

Net income attributable to Diebold, Incorporated	$0.45	$0.46	$0.80	$0.48

Anti-dilutive shares (in thousands):
Anti-dilutive shares not used in calculating diluted weighted-average shares	2,078	2,360	2,089	2,715

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2010
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(dollars in thousands, except per share amounts)
NOTE 3: OTHER COMPREHENSIVE INCOME (LOSS)
The Company displays accumulated other comprehensive income separately from retained earnings and additional capital in the condensed consolidated balance sheets. Items recorded as other comprehensive income (loss) include adjustments made for foreign currency translation under FASB ASC 830, Foreign Currency Matters, pension adjustments, net of tax under FASB ASC 715, Compensation — Retirement Benefits, hedging activities under FASB ASC 815, Derivatives and Hedging and unrealized gains and losses for available-for-sale securities under FASB ASC 320, Investments.
The following table provides a reconciliation of total shareholders’ equity attributable to Diebold, Incorporated and the noncontrolling interests for the three months ended June 30, 2010:

		Total Diebold,
		Incorporated	Noncontrolling
	Total Equity	Shareholders’ Equity	Interests
April 1, 2010	$1,064,166	$1,038,358	$25,808

Net income	30,390	29,731	659

Other comprehensive (loss) income:
Foreign currency hedges and translation	(24,103)	(24,226)	123
Interest rate hedges	(633)	(633)	—
Pensions and other postretirement benefits	1,335	1,335	—
Unrealized gain on available-for-sale securities	130	130	—

Comprehensive income	7,119	6,337	782

Common shares	44	44	—
Additional capital	3,252	3,252	—
Treasury shares	(9,773)	(9,773)	—
Dividends declared	(17,981)	(17,981)	—
Distribution to noncontrolling interest holders	(9)	—	(9)

June 30, 2010	$1,046,818	$1,020,237	$26,581

The following table provides a reconciliation of total shareholders’ equity attributable to Diebold, Incorporated and the noncontrolling interests for the three months ended June 30, 2009:

		Total Diebold,
		Incorporated	Noncontrolling
	Total Equity	Shareholders’ Equity	Interests
April 1, 2009	$938,838	$918,338	$20,500

Net income	31,714	30,430	1,284

Other comprehensive income:
Foreign currency hedges and translation	67,608	65,858	1,750
Interest rate hedges	1,539	1,539	—
Pensions and other postretirement benefits	940	940	—

Comprehensive income	101,801	98,767	3,034

Common shares	33	33	—
Additional capital	3,181	3,181	—
Treasury shares	(72)	(72)	—
Dividends declared	(17,367)	(17,367)	—
Distribution to noncontrolling interest holders	(72)	—	(72)

June 30, 2009	$1,026,342	$1,002,880	$23,462

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2010
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(dollars in thousands, except per share amounts)
The following table provides a reconciliation of total shareholders’ equity attributable to Diebold, Incorporated and the noncontrolling interests for the six months ended June 30, 2010:

		Total Diebold,
		Incorporated	Noncontrolling
	Total Equity	Shareholders’ Equity	Interests
January 1, 2010	$1,072,026	$1,046,379	$25,647

Net income	54,612	53,655	957

Other comprehensive (loss) income:
Foreign currency hedges and translation	(36,459)	(36,445)	(14)
Interest rate hedges	(820)	(820)	—
Pensions and other postretirement benefits	2,698	2,698	—
Unrealized gain on available-for-sale securities	655	655	—

Comprehensive income	20,686	19,743	943

Common shares	211	211	—
Additional capital	11,108	11,108	—
Treasury shares	(21,128)	(21,128)	—
Dividends declared	(36,076)	(36,076)	—
Distribution to noncontrolling interest holders	(9)	—	(9)

June 30, 2010	$1,046,818	$1,020,237	$26,581

The following table provides a reconciliation of total shareholders’ equity attributable to Diebold, Incorporated and the noncontrolling interests for the six months ended June 30, 2009:

		Total Diebold,
		Incorporated	Noncontrolling
	Total Equity	Shareholders’ Equity	Interests
January 1, 2009	$964,258	$946,601	$17,657

Net income	35,471	32,078	3,393

Other comprehensive income:
Foreign currency hedges and translation	53,602	50,651	2,951
Interest rate hedges	1,723	1,723	—
Pensions and other postretirement benefits	1,795	1,795	—

Comprehensive income	92,591	86,247	6,344

Common shares	272	272	—
Additional capital	6,311	6,311	—
Treasury shares	(1,838)	(1,838)	—
Dividends declared	(34,713)	(34,713)	—
Distribution to noncontrolling interest holders	(539)	—	(539)

June 30, 2009	$1,026,342	$1,002,880	$23,462

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2010
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(dollars in thousands, except per share amounts)
NOTE 4: SHARE-BASED COMPENSATION
The Company’s share-based compensation payments to employees are recognized in the statement of income based on their grant-date fair values during the period in which the employee is required to provide services in exchange for the award. Share-based compensation is recognized as a component of selling and administrative expense. Total share-based compensation expense for the three and six months ended June 30, 2010 was $3,139 and $6,365, respectively. Total share-based compensation expense for the three and six months ended June 30, 2009 was $3,133 and $6,058, respectively.
Options outstanding and exercisable under the Company’s 1991 Equity and Performance Incentive Plan (as Amended and Restated as of April 13, 2009) as of June 30, 2010, and changes during the six months ended June 30, 2010, were as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate Intrinsic
	Number of Shares	Exercise Price	Contractual Term	Value (1)
	(in thousands)	(per share)	(in years)
Outstanding at January 1, 2010	3,103	$37.84
Expired or forfeited	(208)	41.80
Exercised	(32)	24.09
Granted	411	27.88

Outstanding at June 30, 2010	3,274	$36.47	5	$1,517

Options exercisable at June 30, 2010	2,265	$40.12	4	$519

(1)	The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the closing price of the Company’s common shares on the last trading day of the second quarter of 2010 and the exercise price, multiplied by the number of “in-the-money” options) that would have been received by the option holders had all option holders exercised their options on June 30, 2010. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common shares.
Unvested performance shares are based on a maximum potential payout. Actual shares granted at the end of the performance period may be less than the maximum potential payout level depending on achievement of performance share objectives. The following tables summarize information on unvested restricted stock units (RSUs), performance shares and deferred shares for the six months ended June 30, 2010:

		Weighted-Average Grant-Date Fair
	Number of Shares	Value
	(in thousands)
RSUs:
Unvested at January 1, 2010	470	$32.64
Forfeited	(32)	38.67
Vested	(81)	45.58
Granted	245	27.99

Unvested at June 30, 2010	602	$29.12

Performance Shares:
Unvested at January 1, 2010	719	$36.70
Forfeited	(144)	57.88
Vested	(52)	58.65
Granted	237	35.89

Unvested at June 30, 2010	760	$31.10

Director Deferred Shares:
Oustanding at January 1, 2010	65	$34.15
Granted	25	33.28

Outstanding at June 30, 2010	90	$33.91

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2010
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(dollars in thousands, except per share amounts)
NOTE 5: INCOME TAXES
The effective tax rate on continuing operations for the three months ended June 30, 2010 was 30.0 percent compared to 28.2 percent for the same period of 2009. While comparable, the 1.8 percentage point increase in the effective tax rate was due to a variety of discrete items in the periods.
The effective tax rate on continuing operations for the six months ended June 30, 2010 was 29.2 percent compared to 27.7 percent for the same period of 2009. While comparable, the 1.5 percentage point increase in the effective tax rate was due to a variety of discrete items in the periods.
The tax rates for the three months and six months ended June 30, 2009 included benefits related to the U.S. research and development credit and certain “look-through” rules related to foreign corporations, which expired on December 31, 2009. These benefits will not be incorporated into the Company’s 2010 results unless they are extended by Congress.
Additionally, in March 2010, the Patient Protection and Affordable Care Act as well as the Health Care and Education Reconciliation Act of 2010 (the Acts) were signed into law. Beginning in 2013, the Acts eliminate the tax deduction of retiree prescription drug expenses that are reimbursed under Medicare Part D. The resulting deferred tax charge of $339 from enactment of the Acts was recognized in the results for the six months ended June 30, 2010.
NOTE 6: INVESTMENTS
The Company’s investments, primarily in Brazil, consist of certificates of deposit and U.S. dollar indexed bond funds, which are classified as available-for-sale and stated at fair value based upon quoted market prices and net asset values, respectively. Deposits with banks and money market funds classified as short-term investments include accrued interest. Unrealized gains and losses are recorded in other comprehensive income. Realized gains and losses are recognized in investment income. Realized gains from the sale of securities were $33 for the three and six months ended June 30, 2010. Proceeds from the sale of available-for-sale securities were $9,718 during the six months ended June 30, 2010.
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
The Company’s investments, excluding cash surrender value of insurance contracts of $66,432 and $65,489 as of June 30, 2010 and December 31, 2009, respectively, consist of the following:

		Unrealized
	Cost Basis	Gain/(Loss)	Fair Value
As of June 30, 2010
Short-term investments:
Certificates of deposit	$123,364	$—	$123,364
U.S. dollar indexed bond funds	27,463	655	28,118

	$150,827	$655	$151,482

Long-term investments:
Assets held in a rabbi trust	$8,715	$(1,187)	$7,528

As of December 31, 2009
Short-term investments:
Certificates of deposit	$157,216	$—	$157,216
U.S. dollar indexed bond funds	20,226	—	20,226

	$177,442	$—	$177,442

Long-term investments:
Assets held in a rabbi trust	$9,400	$(900)	$8,500

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2010
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(dollars in thousands, except per share amounts)
NOTE 7: INVENTORIES
Major classes of inventories are summarized as follows:

	June 30, 2010	December 31, 2009
Finished goods	$200,776	$196,110
Service parts	137,940	145,719
Work in process	59,666	56,492
Raw materials	68,179	49,922

Total inventories	$466,561	$448,243

NOTE 8: OTHER ASSETS
Included in other assets are net capitalized computer software development costs of $57,591 and $57,143 as of June 30, 2010 and December 31, 2009, respectively. Amortization expense on capitalized software of $3,849 and $7,930 was included in product cost of sales for the three and six months ended June 30, 2010, respectively and $4,321 and $8,248 for the three and six months ended June 30, 2009, respectively. Other long-term assets also consist of patents, trademarks and other intangible assets. Where applicable, other assets are stated at cost and, if applicable, are amortized ratably over the relevant contract period or the estimated life of the assets. Fees to renew or extend the term of the Company’s intangible assets are expensed when incurred. Impairment of long-lived assets is recognized when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the expected future undiscounted cash flows are less than the carrying amount of the asset group, an impairment loss may be recognized at that time to reduce the asset to its fair value in accordance with FASB ASC 360, Property, Plant and Equipment.
In the second quarter of 2010, the Company recorded a $4,096 intangible asset impairment within Diebold North America (DNA) continuing operations related to the 2004 acquisition of TFE Technology Holdings, a maintenance provider of network and hardware service solutions to federal and state government agencies and commercial firms. The impairment was a result of current negative cash flows which are projected to persist related to this business due to non-renewal of certain contracts. Based on an analysis of the discounted and undiscounted future cash flows related to this business, the Company determined these customer contract intangible assets were fully impaired as of June 30, 2010.
Investment in Affiliate Investment in the Company’s non-consolidated affiliate is accounted for under the equity method and consists of a 50 percent ownership in Shanghai Diebold King Safe Company, Ltd. The balance of this investment as of June 30, 2010 and December 31, 2009 was $12,733 and $11,308, respectively, and fluctuated based on equity earnings and receipt of dividends. Equity earnings from the non-consolidated affiliate are included in miscellaneous, net in the condensed consolidated statements of income and were $673 and $1,425 for the three and six months ended June, 2010, respectively, and $755 and $1,273 for the three and six months ended June 30, 2009, respectively.
NOTE 9: DEBT
Outstanding debt balances were as follows:

	June 30, 2010	December 31, 2009
Notes payable — current:
Uncommitted lines of credit	$21,108	$16,915

Long-term debt:
Credit facility	$240,000	$240,000
Senior notes	300,000	300,000
Industrial development revenue bonds	11,900	11,900
Other	3,025	1,108

	$554,925	$553,008

As of June 30, 2010, the Company had various international short-term uncommitted lines of credit with borrowing limits of $63,296. The weighted-average interest rate on outstanding borrowings on these lines of credit as of June 30, 2010 and December 31, 2009 was

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2010
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(dollars in thousands, except per share amounts)
4.08 and 9.15 percent, respectively. Short-term uncommitted lines mature in less than one year. The amount available under the short-term uncommitted lines at June 30, 2010 was $42,188.
In October 2009, the Company entered into a three-year credit facility. As of June 30, 2010, the Company had borrowing limits under this facility totaling $491,748 ($400,000 and €75,000, translated). Under the terms of the credit facility agreement, the Company has the ability, subject to various approvals, to increase the borrowing limits by $200,000 and €37,500. Up to $30,000 and €15,000 of the revolving credit facility is available under a swing line subfacility. The weighted-average interest rate on outstanding credit facility borrowings as of June 30, 2010 and December 31, 2009 was 2.71 and 2.63 percent, respectively, which is variable based on the London Interbank Offered Rate (LIBOR). The amount available under the credit facility as of June 30, 2010 was $251,748.
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
In 1997, industrial development revenue bonds were issued on behalf of the Company. The proceeds from the bond issuances were used to construct new manufacturing facilities in the United States. The Company guaranteed the payments of principal and interest on the bonds by obtaining letters of credit. The bonds were issued with a 20-year original term and are scheduled to mature in 2017. Each industrial development revenue bond carries a variable interest rate, which is reset weekly by the remarketing agents. The weighted-average interest rate on the bonds was 0.56 and 0.80 percent as of June 30, 2010 and December 31, 2009, respectively.
The Company’s financing agreements contain various restrictive financial covenants, including net debt to capitalization and net interest coverage ratios. As of June 30, 2010, the Company was in compliance with the financial covenants in its debt agreements.
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
The following table sets forth the net periodic benefit cost for the Company’s defined benefit pension plans and other benefits:

	Three Months Ended
	June 30,
	2010	2009	2010	2009
	Pension Benefits		Other Benefits
Components of net periodic benefit cost
Service cost	$2,499	$2,726	$—	$—
Interest cost	7,681	7,237	248	282
Expected return on plan assets	(9,603)	(9,243)	—	—
Amortization of prior service cost	49	68	(129)	(129)
Recognized net actuarial loss	1,344	891	71	110

Net periodic pension benefit cost	$1,970	$1,679	$190	$263

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2010
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(dollars in thousands, except per share amounts)

	Six Months Ended
	June 30,
	2010	2009	2010	2009
	Pension Benefits		Other Benefits
Components of net periodic benefit cost
Service cost	$4,998	$5,451	$—	$—
Interest cost	15,362	14,474	496	563
Expected return on plan assets	(19,206)	(18,486)	—	—
Amortization of prior service cost	97	135	(258)	(258)
Recognized net actuarial loss	2,717	1,697	142	221

Net periodic pension benefit cost	$3,968	$3,271	$380	$526

Cash Flows
There have been no significant changes to the 2010 plan year contribution amounts previously disclosed. For the six months ended June 30, 2010 and 2009, contributions of $13,381 and $13,367, respectively, were made to the qualified and non-qualified pension plans.
In addition to the qualified and non-qualified pension plans, union employees in one of the Company’s U.S. manufacturing facilities participated in the International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers-Communications Workers of America (IUE-CWA) multi-employer pension fund. This facility was closed in 2008 which triggered a withdrawal liability from the pension fund. The withdrawal liability was settled for $5,632 and was paid in the second quarter of 2010.
NOTE 11: GUARANTEES AND PRODUCT WARRANTIES
In September 2009, the Company sold its U.S. election systems business. The related sale agreement contained shared liability clauses pursuant to which the Company agreed to indemnify the purchaser for 70 percent of any adverse consequences to the purchaser arising out of certain defined potential litigation or obligations. As of June 30, 2010, there were no material adverse consequences related to these shared liability indemnifications. The Company’s maximum exposure under the shared liability indemnifications is $8,000.
In 1997, industrial development revenue bonds were issued on behalf of the Company. The Company guaranteed the payments of principal and interest on the bonds by obtaining letters of credit (refer to note 9). The carrying value of the bonds was $11,900 as of June 30, 2010 and December 31, 2009.
The Company provides its global operations guarantees and standby letters of credit through various financial institutions to suppliers, customers, regulatory agencies and insurance providers. If the Company is not able to make payment or fulfill contractual obligations, the suppliers, customers, regulatory agencies and insurance providers may draw on the pertinent bank. At June 30, 2010, the maximum future payment obligations related to these various guarantees totaled $71,579, of which $22,628 represented standby letters of credit to insurance providers, and no associated liability was recorded. At December 31, 2009, the maximum future payment obligations relative to these various guarantees totaled $53,419, of which $22,628 represented standby letters of credit to insurance providers, and no associated liability was recorded.
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

	2010	2009
Balance at January 1	$62,673	$43,009
Current period accruals (a)	24,609	32,871
Current period settlements	(23,694)	(22,208)

Balance at June 30	$63,588	$53,672

(a)	includes the impact of foreign exchange rate fluctuations

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2010
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
FOREIGN EXCHANGE
Non-Designated Hedges A substantial portion of the Company’s operations and revenues are international. As a result, changes in foreign exchange rates can create substantial foreign exchange gains and losses from the revaluation of non-functional currency monetary assets and liabilities. The Company’s policy allows the use of foreign exchange forward contracts with maturities of up to 24 months to mitigate the impact of currency fluctuations on those foreign currency asset and liability balances. The Company elected not to apply hedge accounting to its foreign exchange forward contracts. Thus, spot-based gains/losses offset revaluation gains/losses within foreign exchange loss, net and forward-based gains/losses represent interest expense. For the three and six months ended June 30, 2010, there were 201 and 407 non-designated foreign exchange contracts that settled. As of June 30, 2010, there were 59 non-designated foreign exchange contracts outstanding, primarily euro, British pound, Hungarian forint and Swiss franc, totaling $523,030, which represents the absolute value of notional amounts.
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
INTEREST RATE
Cash Flow Hedges The Company has variable rate debt and is subject to fluctuations in interest related cash flows due to changes in market interest rates. The Company’s policy allows derivative instruments designated as cash flow hedges which fix a portion of future variable-rate interest expense. The Company has executed two pay-fixed receive-variable interest rate swaps, with a total notional amount of $50,000, to hedge against changes in the LIBOR benchmark interest rate on a portion of the Company’s LIBOR-based borrowings. In October 2009, the Company used borrowings of approximately $205,000 and €50,300 under its new credit facility to repay all amounts outstanding under (and terminated) the prior credit facility. While the LIBOR-based cash flows designated in the original hedge relationships remain probable of occurring, the Company elected to de-designate the original cash flow hedging relationships and designated new hedging relationships in conjunction with entering into its new credit facility.
The Company’s monthly retrospective assessment of hedge effectiveness to determine whether the hedging relationship continues to qualify for hedge accounting is performed using regression analysis. The Company’s monthly prospective assessment of hedge effectiveness to measure the extent to which exact offset is not achieved is performed by comparing the cumulative change in the fair value of the interest rate swaps to the cumulative change in the fair value of the hypothetical interest rate swaps with critical terms that match the LIBOR-based borrowings. When computing cumulative changes in fair values, the Company computes the difference between the current fair value and the sum of all future discounted cash flows projected at designation that are not yet paid or accrued as of the current valuation date in order to isolate changes in fair value primarily attributable to changes in interest rates. Changes in value that are deemed effective are accumulated in other comprehensive income and reclassified to interest expense when the hedged

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2010
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(dollars in thousands, except per share amounts)
interest is accrued. For the three and six months ended June 30, 2010, the Company recognized losses of $73 and $79 representing the change in fair value of the interest rate swap that was deemed ineffective. To the extent that it becomes probable that the Company’s variable rate borrowings will not occur, the gains or losses on the related cash flow hedges will be reclassified from other comprehensive income to interest expense.
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
The following table summarizes the fair value of derivative instruments designated and not designated as hedging instruments and their respective balance sheet location:

	June 30, 2010	December 31, 2009	Balance Sheet Location (1)
Derivatives designated as hedging instruments
Liability derivatives:
Interest rate contracts	$(1,571)	$(2,122)	Other current liabilities
Interest rate contracts	(2,559)	(1,277)	Other long-term liabilities

Total liability derivatives	$(4,130)	$(3,399)

Total derivatives designated	$(4,130)	$(3,399)

Derivatives not designated as hedging instruments
Asset derivatives:
Foreign exchange contracts	$5,227	$1,047	Other current assets
Foreign exchange contracts	71	399	Other current liabilities

Total asset derivatives	$5,298	$1,446

Liability derivatives:
Foreign exchange contracts	$(1,483)	$(560)	Other current assets
Foreign exchange contracts	(738)	(2,171)	Other current liabilities

Total liability derivatives	$(2,221)	$(2,731)

Total derivatives not designated	$3,077	$(1,285)

Total derivatives	$(1,053)	$(4,684)

(1)	The balance sheet location noted above represents the balance sheet line item where the respective contract types are reported using a net basis due to master netting agreements with counterparties. However, the asset derivative and liability derivative categories noted above represent the Company’s derivative positions on a gross contract by contract basis.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2010
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(dollars in thousands, except per share amounts)
The following tables summarize the impact of derivative instruments included in other comprehensive income (loss) (OCI), pre-tax:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Interest rate contracts
Loss recognized in OCI (effective portion)	$(552)	$1,600	$(651)	$1,509
Loss reclassified from accumulated OCI (effective portion)	(81)	(61)	(169)	214
Loss recognized in income (ineffective portion)	(73)	—	(79)	—
Foreign exchange contracts
Loss recognized in OCI (effective portion)	—	(2,099)	—	(2,482)
Gains and losses related to interest rate contracts that are reclassified from accumulated OCI are recorded in interest expense on the statement of income. The Company anticipates reclassifying $1,242 from other comprehensive income to interest expense within the next 12 months.
The following table summarizes the gain (loss) recognized on non-designated derivative instruments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009	Income Statement Location
Foreign exchange contracts	$(1,573)	$(1,704)	$(3,059)	$(5,195)	Interest expense
Foreign exchange contracts	15,211	(26,781)	22,155	(17,988)	Foreign exchange loss, net

Total	$13,638	$(28,485)	$19,096	$(23,183)

NOTE 13: RESTRUCTURING AND OTHER CHARGES
Restructuring Charges
The following table summarizes the impact of the Company’s restructuring charges/(accrual adjustment benefits) on the condensed consolidated statements of income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Cost of sales — products	$696	$869	$482	$2,404
Cost of sales — services	(524)	1,798	(210)	3,400
Selling and administrative expense	1,079	1,356	2,236	2,675
Research, development and engineering expense	(57)	(23)	(198)	(23)

Total	$1,194	$4,000	$2,310	$8,456

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2010
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(dollars in thousands, except per share amounts)
The following table summarizes the Company’s restructuring charges/(accrual adjustment benefits) within continuing operations for its DNA and Diebold International (DI) reporting segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
DNA
Severance	$518	$1,803	$1,883	$2,194
Other (1)	447	819	(117)	2,134
DI
Severance	194	1,167	378	3,713
Other (2)	35	211	166	415

Total	$1,194	$4,000	$2,310	$8,456

(1)	Other restructuring adjustments and costs included in the DNA segment include pension obligation and asset movement.

(2)	Other restructuring adjustments and costs included in the DI segment include penalties and legal and professional fees.
Restructuring charges of $1,930 and $3,467 for the six months ended June 30, 2010 and 2009, respectively, related to reductions in the Company’s global workforce, including realignment of the organization and resources to better support opportunities in emerging growth markets and consolidation of certain international facilities in efforts to optimize overall operational performance. In December 2009, the Company began to implement a workforce reduction of 350 employees, which primarily affects its Canton, Ohio area facilities. As of June 30, 2010, the Company expects to complete this workforce reduction no later than the end of 2010.
Restructuring charges of $356 and $2,194 for the six months ended June 30, 2010 and 2009, respectively, related to the Company’s strategic global manufacturing realignment plans. Restructuring accrual adjustment benefits in 2010 were primarily the result of a pension obligation which was settled in the first quarter of 2010 (refer to note 10). The Company’s global manufacturing realignment plans include the closure of its manufacturing facilities in Newark, Ohio and Cassis, France in 2008 and 2006, respectively. The Company believes the closure of the Newark and Cassis facilities is substantially complete. The global manufacturing realignment plans also include the movement of Opteva product manufacturing out of Lexington, North Carolina into other facilities. The Company believes the move is substantially complete as of June 30, 2010. Security manufacturing operations continue in the Lexington facility.
Other restructuring charges were $24 and $2,795 for the six months ended June 30, 2010 and 2009, respectively. The 2009 costs were primarily related to employee severance costs in connection with the Company’s sale of certain assets and liabilities in Argentina.
The following table summarizes the Company’s cumulative total restructuring costs for the significant plans:

		Global Manufacturing
	Workforce Reductions	Realignment
Costs incurred to date:
DNA	$20,090	$12,528
DI	19,670	24,617

Total costs incurred to date	$39,760	$37,145

Remaining costs:
DNA	$1,000	$125
DI	—	712

Remaining costs as of June 30, 2010	$1,000	$837

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2010
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(dollars in thousands, except per share amounts)
The following table summarizes the Company’s restructuring accrual balances and related activity for the six months ended June 30, 2010:

	Severance	Other	Total
Balance January 1, 2010	$15,195	$6,722	$21,917
Liabilities incurred/changes in estimates	2,261	49	2,310
Liabilities paid	(11,888)	(6,431)	(18,319)

Balance June 30, 2010	$5,568	$340	$5,908

Other Charges and Expense Reimbursements
Other charges and expense reimbursements consist of items that the Company determines are non-routine in nature and are not expected to recur in future operations. Net non-routine income of $4,130 impacted the six months ended June 30, 2010 compared to net non-routine expenses of $15,005 in the same period of 2009. Net non-routine income for 2010 consisted primarily of reimbursements from the Company’s director and officer (D&O) insurance carriers related to legal and other expenses incurred as part of the U.S. Securities and Exchange Commission (SEC) and Department of Justice (DOJ) investigations (government investigations) and was recorded in selling and administrative expense. The Company continues to pursue reimbursement with its D&O insurance carriers of approximately $6,900 of previously incurred legal and other expenditures related to the government investigations. In June 2010, the SEC finalized the settlement of civil charges stemming from the government investigations. The Company had previously reached an agreement in principle in 2009 with the staff of the SEC and the Company accrued a $25,000 penalty in the first quarter of 2009, which was paid in June 2010. Net non-routine expenses in 2009, consisted of $1,328 in legal and other consultation fees recorded in selling and administrative expense related to the government investigations and a $25,000 charge, recorded in miscellaneous, net, related to the 2009 agreement in principle with the staff of the SEC to settle civil charges. In addition, in 2009 selling and administrative expense was offset by $11,323 of non-routine income, primarily related to reimbursements from the Company’s D&O insurance carriers related to legal and other expenses incurred as part of the government investigations.
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

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2010
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(dollars in thousands, except per share amounts)
Summary of Assets and Liabilities Recorded at Fair Market Value
Assets and liabilities subject to fair value measurement are as follows:

	June 30, 2010				December 31, 2009
		Fair Value Measurements Using				Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments
Certificates of deposit	$123,364	$123,364	$—	$—	$157,216	$157,216	$—	$—
U.S. dollar indexed bond funds	28,118	—	28,118	—	20,226	—	20,226	—
Assets held in a rabbi trust	7,528	7,528	—	—	8,500	8,500	—	—
Foreign exchange forward contracts	3,744	—	3,744	—	487	—	487	—
Contingent consideration on sale of business	1,259	—	—	1,259	2,386	—	—	2,386

Total	$164,013	$130,892	$31,862	$1,259	$188,815	$165,716	$20,713	$2,386

Liabilities
Foreign exchange forward contracts	$667	$—	$667	$—	$1,772	$—	$1,772	$—
Interest rate swaps	4,130	—	4,130	—	3,399	—	3,399	—

Total	$4,797	$—	$4,797	$—	$5,171	$—	$5,171	$—

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
Contingent Consideration on Sale of Business The Company’s September 2009 sale of its U.S. elections systems business included contingent consideration related to 70 percent of any cash collected over a five-year period on the accounts receivable balance of the sold business as of August 31, 2009. The fair value of the contingent consideration was determined based on recent collections on the accounts receivable as well as the probability of future anticipated collections (level 3 inputs) and was recorded at the net present value of the future anticipated cash flows. The following table summarizes the changes in fair value of the Company’s level 3 assets:

Balance, January 1, 2010	$2,386
Cash collections	(1,807)
Fair value adjustments	680

Balance, June 30, 2010	$1,259

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2010
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

	June 30, 2010		December 31, 2009
	Fair Value	Carrying Value	Fair Value	Carrying Value
Current notes payable	$21,108	$21,108	$16,915	$16,915
Long-term debt	556,212	554,925	550,254	553,008

Total debt instruments	$577,320	$576,033	$567,169	$569,923

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
NOTE 15: SEGMENT INFORMATION
In the first quarter of 2010, the Company began management of its businesses on a geographic basis, changing from the previous model of sales channel segments. In order to align the Company’s external reporting of its financial results with this organizational change, the Company has modified its segment reporting. The Company now reports the following two segments: DNA and DI. The Company’s chief operating decision maker regularly assesses information relating to these segments to make decisions, including the allocation of resources. Management evaluates the performance of the segments based on revenue and segment gross margin. Prior period segment information has been reclassified to conform to the current period presentation.
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
The reconciliation between segment information and the condensed consolidated financial statements is disclosed. Revenue summaries by geographic area and product and service solutions are also disclosed. Certain information not routinely used in the management of the DNA and DI segments, information not allocated back to the segments or information that is impractical to report is not shown. Items not allocated are as follows: investment income, interest expense, equity in the net income of investees accounted for by the equity method, income tax expense or benefit and discontinued operations.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2010
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(dollars in thousands, except per share amounts)
The following table presents information regarding the Company’s segment information:

	DNA	DI	Total
For the three months ended June 30, 2010
Customer revenue	$322,635	$342,545	$665,180
Operating profit	23,542	23,313	46,855
Capital expenditures	10,748	5,065	15,813
Depreciation	4,737	5,403	10,140

For the three months ended June 30, 2009
Customer revenue	$362,454	$328,442	$690,896
Operating profit	25,563	21,045	46,608
Capital expenditures	8,456	1,137	9,593
Depreciation	6,483	5,048	11,531

As of and for the six months ended June 30, 2010
Customer revenue	$618,835	$665,344	$1,284,179
Operating profit	32,826	54,614	87,440
Capital expenditures	17,501	9,415	26,916
Depreciation	11,253	11,554	22,807
Property, plant and equipment, at cost	454,932	160,966	615,898
Total assets	1,039,252	1,402,665	2,441,917

As of and for the six months ended June 30, 2009
Customer revenue	$718,137	$630,010	$1,348,147
Operating profit	48,809	42,275	91,084
Capital expenditures	15,266	6,871	22,137
Depreciation	12,926	10,820	23,746
Property, plant and equipment, at cost	451,358	156,673	608,031
Total assets	1,225,429	1,306,985	2,532,414

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2010
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(dollars in thousands, except per share amounts)
The following table presents information regarding the Company’s revenue by geographic region and by product and service solution:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenue summary by geography
Diebold North America	$322,635	$362,454	$618,835	$718,137
Diebold International:
Latin America including Brazil	175,800	155,937	325,327	287,603
Asia Pacific	90,416	83,683	188,858	182,620
Europe, Middle East and Africa	76,329	88,822	151,159	159,787

Total Diebold International	342,545	328,442	665,344	630,010

Total revenue	$665,180	$690,896	$1,284,179	$1,348,147

Revenue summary by product and service solution
Financial self-service:
Products	$203,741	$265,538	$407,441	$505,500
Services	265,449	270,619	533,257	529,459

Total financial self-service	469,190	536,157	940,698	1,034,959
Security:
Products	48,945	57,379	100,395	115,829
Services	100,832	95,708	194,273	194,880

Total security	149,777	153,087	294,668	310,709

Total financial self-service & security	618,967	689,244	1,235,366	1,345,668
Election and lottery systems:
Products	46,198	1,652	48,793	2,479
Services	15	—	20	—

Total election and lottery systems	46,213	1,652	48,813	2,479

Total revenue	$665,180	$690,896	$1,284,179	$1,348,147

NOTE 16: DISCONTINUED OPERATIONS
During the third quarter of 2009, the Company sold its U.S. election systems business, primarily consisting of its subsidiary Premier Election Solutions, Inc. (PESI), for $12,147, including $5,000 of cash and contingent consideration with a fair value of $7,147, which represents 70 percent of any cash collected over a five-year period on the accounts receivable balance of the sold business as of August 31, 2009. The sale agreement contained indemnification clauses pursuant to which the Company agreed to indemnify the purchaser for any and all adverse consequences relating to certain existing liabilities. In addition, the sale agreement contained shared liability clauses pursuant to which the Company agreed to indemnify the purchaser for 70 percent of any adverse consequences to the purchaser arising out of certain defined potential litigation or obligations. As of June 30, 2010, there were no material adverse consequences related to these shared liability indemnifications. The Company’s maximum exposure under the shared liability indemnifications is $8,000. The carrying value of the indemnified and shared liabilities related to the PESI sale was $1,531 as of June 30, 2010.
During the fourth quarter of 2008, the Company decided to discontinue its enterprise security operations in the Europe, Middle East and Africa region. The Company does not anticipate incurring additional material charges associated with this closure.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2010
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(dollars in thousands, except per share amounts)
Summarized financial information for discontinued operations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Total revenue	$160	$10,158	$311	$17,824

Loss from discontinued operations	$(1,051)	$(2,309)	$(2,467)	$(12,148)
Income tax benefit	368	751	814	3,509

Loss from discontinued operations, net of tax	$(683)	$(1,558)	$(1,653)	$(8,639)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of June 30, 2010
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(dollars in thousands, except per share amounts)

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Management’s discussion and analysis should be read in conjunction with the condensed consolidated financial statements and accompanying notes that appear elsewhere in this quarterly report.
Introduction
Diebold, Incorporated is a global leader in providing integrated self-service delivery and security systems and services primarily to the financial, enterprise, government, and retail markets. Founded in 1859, the Company today has more than 16,000 employees with representation in nearly 90 countries worldwide.
During the past four years, the Company’s management continued to execute against its strategic roadmap developed in 2006 to strengthen operations and build a strong foundation for future success in its two core lines of business: financial self-service and security solutions. This roadmap was built around five key priorities: increase customer loyalty; improve quality; strengthen the supply chain; enhance communications and teamwork; and rebuild profitability. In 2010, there are encouraging signs of stabilization and growth in many of the Company’s major geographic areas. The Company’s focus is on capturing this demand and on converting these opportunities into longer-term, services-driven relationships whenever possible. Also, the Company will continue to focus on remediation of its material weaknesses related to internal control over financial reporting.
During the second quarter of 2010, the Company delivered solid results despite a market environment that remains challenging. The Company is successfully maintaining leading market positions and increasing traction in others through its ability to deliver unmatched service support and software solutions. Also encouraging is the sustained improvement in profitability in the Company’s service business and increased stability in the security business as new market segments which are beginning to generate overall growth in orders. The Company’s increasing success in areas such as enterprise security is critical in its efforts to return the security business to growth moving forward. Income from continuing operations attributable to Diebold, Incorporated, net of tax, for the three months ended June 30, 2010 was $30,414 or $0.46 per share, a decrease of $1,574 or $0.02 per share, respectively, from the same period of 2009. Revenue for the three months ended June 30, 2010 was $665,180, a decrease of 3.7 percent from same period of 2009. Income from continuing operations attributable to Diebold, Incorporated, net of tax, for the six months ended June 30, 2010 was $55,308 or $0.83 per share, an increase of $14,591 or $0.22 per share, respectively, from the same period of 2009. Revenue for the six months ended June 30, 2010 was $1,284,179, a decrease of 4.7 percent from same period of 2009.
Vision and strategy
The Company’s vision is to be recognized as the essential partner in creating and implementing ideas that optimize convenience, efficiency and security. This vision is the guiding principle behind the Company’s transformation to becoming a more services-oriented company. Today, service comprises more than 50 percent of the Company’s revenue. The Company expects that this percentage will continue to grow over time as the Company continues to build on its strong base of maintenance and advanced services to deliver world-class integrated services. During the quarter, the Company announced that Bellco Credit Union, among the 50 largest credit unions in the United States, chose Diebold Integrated Services® to enhance the efficiency of its operations and provide the latest financial innovations to its members. As part of the agreement, the Company upgraded 65 ATMs in Bellco’s fleet. Fifty Diebold Opteva® terminals now include advanced deposit automation technology, enhancing the self-service transaction experience for Bellco members. In addition, Alliance Credit Union selected the Company to implement a complete outsourcing solution for numerous banking operations. By employing Diebold Integrated Services® outsourcing solutions, San Jose, California-based Alliance Credit Union reduced its banking vendor relationships from nine parties to just one. With the Company as the single point of contact, the credit union now has improved vendor accountability, streamlined budgeting and reduced operating costs. While these examples represent a relatively small base, management is encouraged by the rate at which this business is growing. In recognition of the Company’s efforts, it was ranked 15th on the International Association of Outsourcing Professionals’® 2010 Global Outsourcing 100 list.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of June 30, 2010
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(dollars in thousands, except per share amounts)
Financial institutions are eager to reduce costs and optimize management and productivity of their ATM channels — and they are increasingly exploring new solutions. The Company remains uniquely positioned to provide the infrastructure necessary to manage all aspects of an ATM network . For example, U.S. Bank is partnering with the Company to provide a multi-vendor software application to run on the bank’s Prodigy ATM terminals across its expanding retail franchise. The Company developed a custom software solution for the bank, built on the Company’s cross-vendor Agilis EmPower® application. The Company will achieve a milestone as it delivers this solution to U.S. Bank ATMs — more than 500,000 terminals around the world running Agilis software and cross-vendor framework components. The Company’s software solution offers advantages to U.S. Bank, including operational efficiency and brand differentiation. The application provides a platform for enhanced ATM services to its customers into the future, such as deposit automation. In addition, the Company has introduced a comprehensive portfolio of skimming-protection solutions that help financial institutions mitigate card skimming, one of the largest threats against the ATM channel worldwide. Designed to provide effective countermeasures against known skimming attack vectors, the Company’s ATM Security Protection Suite consists of anti-skimming packages and an industry-leading outsourced monitoring service. The suite offers five levels of protection to proactively guard against increasingly sophisticated card-skimming attacks.
Within the security business, the Company is diversifying by expanding and enhancing offerings in its financial, government, enterprise and retail markets. Looking ahead, management feels enterprise security and other growth initiatives outside of the financial space — particularly in the security monitoring, retail and enterprise markets — will help build growth. Additional growth strategies include broadening the Company’s solutions portfolio in fire, energy management, remote video surveillance, logical security and integrated enterprise systems as well as expanding the distribution model. During the second quarter of 2010, the Company launched Diebold Fire Detection Solutions and Services, a service delivering fire detection hardware, software, monitoring and services to customers’ facilities in the United States. The new offering will enable the Company to deliver integrated fire and burglar protection to end users in a variety of markets. The integration of these services can result in increased operational efficiencies, greater consistency, reduced monitoring costs and even savings on insurance premiums for customers.
Also during the second quarter of 2010, the Company was awarded an order for an additional 30,000 election terminals in Brazil. Including this order, the Company will deliver a total of 195,000 election terminals in 2010. The Company is meeting its production schedules and is on track to complete the order as planned.
The focus for 2010 is to continue striking an appropriate balance between reducing costs and investing in future growth. The Company will continue to differentiate itself using its total value proposition, particularly as it relates to growth in emerging markets, deposit automation, services and security.
Cost savings initiatives, restructuring and other charges
In 2006, the Company launched the SmartBusiness (SB) 100 initiative to deliver $100,000 in cost savings by the end of 2008. In September 2008, the Company announced a new goal to achieve an additional $100,000 in cost savings called SB 200 by the end of 2011. The Company is currently on track to meet its 2010 savings target. The SB 200 initiative has led to rationalization of product development, streamlining procurement, realigning the Company’s manufacturing footprint and improving logistics.
The Company is committed to making the strategic decisions that not only streamline operations, but also enhance its ability to serve its customers. The Company remains confident in its ability to continue to execute on cost-reduction initiatives, deliver solutions that help improve customers’ businesses and create shareholder value. Most recently, the Company announced it is realigning its organization and resources to better support opportunities in the emerging growth markets, resulting in the elimination of approximately 350 full-time jobs from its North America operations and corporate functions and a fourth quarter 2009 charge of approximately $9,500. During the three and six months ended June 30, 2010, the Company incurred pre-tax restructuring charges of $1,194 or $0.01 per share and $2,310 or $0.02 per share, respectively, primarily related to reductions in the Company’s global workforce. During the three and six months ended June 30, 2009, the Company incurred pre-tax restructuring charges of $4,000 or $0.05 per share and $8,456 or $0.10 per share, respectively, primarily related to the sale of certain assets and liabilities in Argentina, strategic global manufacturing realignment and reductions in the Company’s global workforce.
Other charges and expense reimbursements consist of items that the Company determines are non-routine in nature and are not expected to recur in future operations. Net non-routine income of $4,130 impacted the six months ended June 30, 2010 compared to net non-routine expenses of $15,005 in the same period of 2009. Net non-routine income for 2010 consisted primarily of reimbursements from the Company’s director and officer (D&O) insurance carriers related to legal and other expenses incurred as part of the U.S. Securities and Exchange Commission (SEC) and Department of Justice (DOJ) investigations (government investigations) and was recorded in selling and administrative expense. The Company continues to pursue reimbursement with its D&O insurance carriers of approximately $6,900 of previously incurred legal and other expenditures related to the government

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of June 30, 2010
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(dollars in thousands, except per share amounts)
investigations. In June 2010, the SEC finalized the settlement of civil charges stemming from the government investigations. The Company had previously reached an agreement in principle in 2009 with the staff of the SEC and the Company accrued a $25,000 penalty in the first quarter of 2009, which was paid in June 2010. Net non-routine expenses in 2009, consisted of $1,328 in legal and other consultation fees recorded in selling and administrative expense related to the government investigations and a $25,000 charge, recorded in miscellaneous, net, related to the 2009 agreement in principle with the staff of the SEC to settle civil charges. In addition, in 2009 selling and administrative expense was offset by $11,323 of non-routine income, primarily related to reimbursements from the Company’s D&O insurance carriers related to legal and other expenses incurred as part of the government investigations.
Business Drivers
The business drivers of the Company’s future performance include, but are not limited to:
•	demand for new service offerings, including integrated services and outsourcing;

•	demand for security products and services for the financial, enterprise, retail and government sectors;

•	timing of a self-service upgrade and/or replacement cycle, including deposit automation in mature markets such as the United States; and

•	high levels of deployment growth for new self-service products in emerging markets, such as Asia Pacific.
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

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2010		2009		2010		2009
		% of		% of		% of		% of
	Dollars	Net sales	Dollars	Net sales	Dollars	Net sales	Dollars	Net sales
Net sales	$665,180	100.0	$690,896	100.0	$1,284,179	100.0	$1,348,147	100.0
Gross profit	178,144	26.8	168,910	24.4	336,154	26.2	321,237	23.8
Operating expenses	131,289	19.7	122,302	17.7	248,714	19.4	230,153	17.1
Operating profit	46,855	7.0	46,608	6.7	87,440	6.8	91,084	6.8
Income from continuing operations	31,073	4.7	33,272	4.8	56,265	4.4	44,110	3.3
Loss from discontinued operations, net of tax	(683)	(0.1)	(1,558)	(0.2)	(1,653)	(0.1)	(8,639)	(0.6)
Net income attributable to noncontrolling interests	659	0.1	1,284	0.2	957	0.1	3,393	0.3
Net income attributable to Diebold, Incorporated	29,731	4.5	30,430	4.4	53,655	4.2	32,078	2.4

Diluted earnings per share:
Net income from continuing operations	$0.46		$0.48		$0.83		$0.61
Loss from discontinued operations	(0.01)		(0.02)		(0.03)		(0.13)

Net income attributable to Diebold, Incorporated	$0.45		$0.46		$0.80		$0.48

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of June 30, 2010
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(dollars in thousands, except per share amounts)
Second Quarter 2010 Comparisons with Second Quarter 2009
Net Sales
The following table represents information regarding our net sales:

	Three Months Ended
	June 30,
	2010	2009	$ Change	% Change
Net sales	$665,180	$690,896	$(25,716)	(3.7)
Financial self-service sales in the second quarter of 2010 decreased by $66,967 or 12.5 percent compared to the same period of 2009. The decrease in financial self-service sales included a net favorable currency impact of $20,824, of which $18,389 related to the Brazilian real. North America decreased $31,106 or 14.1 percent due to reduced volume in the U.S. national bank business as 2009 included a large project for a customer that upgraded the majority of their ATM install base with the Company’s deposit automation solution. The project began in the second half of 2008 and was completed in the second quarter of 2009. On a fixed-rate basis, Brazil decreased $48,716 or 35.6 percent due to declines in volume.
Security solutions sales in the second quarter of 2010 decreased by $3,310 or 2.2 percent compared to the same period of 2009. North America decreased $8,713 or 6.2 percent due primarily to the lack of new bank branch construction as a result of the continued weakness in the U.S. financial market. Asia Pacific increased $3,923 or 73.8 percent from the second quarter of 2009 due to higher managed and installation service revenue as well as favorable currency impact.
Brazilian-based election systems sales were $46,213 in the second quarter of 2010 compared to none in the same period of 2009. This business has historically been cyclical, recurring every other year. Lottery systems sales decreased $1,652 in the second quarter of 2010 compared to the same period of 2009.
Gross Profit
The following table represents information regarding our gross profit:

	Three Months Ended
	June 30,		$ Change/
	2010	2009	% Point Change	% Change
Gross profit — products	$77,142	$79,663	$(2,521)	(3.2)
Gross profit — services	101,002	89,247	11,755	13.2

Total gross profit	$178,144	$168,910	$9,234	5.5

Gross profit margin	26.8%	24.4%	2.4
Product gross margin was 25.8 percent in the second quarter of 2010 compared to 24.5 percent in the same period of 2009. The increase in product margin resulted from favorable geographic mix. Additionally, product gross margin included $696 and $869 of restructuring charges in the second quarter of 2010 and 2009, respectively. The restructuring charges in 2010 and 2009 primarily related to global manufacturing realignment and workforce reductions.
Service gross margin was 27.6 percent in the second quarter of 2010 compared to 24.4 percent in the same period of 2009. The service margin improvement was driven by improved productivity, lower service parts scrap expense, and reductions in workforce. Additionally, the second quarter of 2010 included net restructuring accrual adjustment benefits of $524 compared to restructuring charges of $1,798 in the same period of 2009. The second quarter 2010 net restructuring accrual benefit related to workforce reductions, and charges in the second quarter of 2009 related to workforce reductions and service branch consolidation.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of June 30, 2010
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(dollars in thousands, except per share amounts)
Operating Expenses
The following table represents information regarding our operating expenses:

	Three Months Ended
	June 30,
	2010	2009	$ Change	% Change
Selling and administrative expense	$110,791	$105,352	$5,439	5.2
Research, development, and engineering expense	16,402	16,950	(548)	(3.2)
Impairment of intangible assets	4,096	—	4,096	N/A

Total operating expenses	$131,289	$122,302	$8,987	7.3

Selling and administrative expense in the second quarter of 2010 was impacted by $2,523 of net unfavorable currency fluctuations. Selling and administrative expense in the second quarter of 2010 and 2009 included $50 and $1,323, respectively, of reimbursements from the Company’s D&O insurance carriers related to legal and other expenses incurred as part of the government investigations. In addition, selling and administrative expense included $1,079 and $1,356 of restructuring charges in the second quarter of 2010 and 2009, respectively. The second-quarter 2010 restructuring charges related primarily to workforce reductions, and charges in the second quarter of 2009 related to workforce reductions and service branch consolidation.
Research, development, and engineering expense was 2.5 percent of net sales in both the second quarter of 2010 and 2009. The $548 decrease in expense from prior year was paralleled by lower sales volume.
An impairment charge of $4,096 was incurred in the second quarter of 2010 related to intangible assets from the 2004 acquisition of TFE Technology Holdings (TFE), a maintenance provider of network and hardware service solutions to federal and state government agencies and commercial firms. The customer contract intangible assets related to this acquisition were fully impaired as of June 30, 2010.
Operating Profit
The following table represents information regarding our operating profit:

	Three Months Ended
	June 30,		$ Change/
	2010	2009	% Point Change	% Change
Operating profit	$46,855	$46,608	$247	0.5
Operating profit margin	7.0%	6.7%	0.3
Operating profit increased slightly from the prior year. Higher service margin performance was partially offset by higher selling and administrative expense due to unfavorable currency impact and higher levels of expense reimbursements in 2009. In addition, operating profit in the second quarter of 2010 was adversely impacted by the impairment charge of $4,096 related to customer contract intangible assets of TFE.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of June 30, 2010
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(dollars in thousands, except per share amounts)
Other Income (Expense)
The following table represents information regarding our other income (expense):

	Three Months Ended
	June 30,
	2010	2009	$ Change	% Change
Investment income	$6,017	$7,004	$(987)	(14.1)
Interest expense	(9,301)	(7,787)	(1,514)	19.4
Foreign exchange loss, net	(553)	(589)	36	(6.1)
Miscellaneous, net	1,393	1,085	308	28.4

Other income (expense)	$(2,444)	$(287)	$(2,157)	N/M

Investment income in 2010 and 2009 included a (loss)/gain of ($710) and $1,002, respectively, on assets held in a rabbi trust under a deferred compensation arrangement. This decrease was partially offset by an increase in interest income on finance receivables. Interest expense was negatively impacted by $792 in credit facility fees in 2010 in addition to higher interest rates. Miscellaneous, net in 2010 included $605 of other income related to fair value adjustments on the contingent consideration from the sale of the U.S. election systems business.
In order to be consistent with prior-year presentation, the Company has reclassified $1,490 to investment income for the three months ended June 30, 2010, which was previously reported as miscellaneous, net within other income/(expense), in the Company’s second quarter 2010 earnings release.
Income from Continuing Operations
The following table represents information regarding our income from continuing operations:

	Three Months Ended
	June 30,		$ Change/
	2010	2009	% Point Change	% Change
Income from continuing operations	$31,073	$33,272	$(2,199)	(6.6)
Percent of net sales	4.7	4.8	(0.1)
Effective tax rate	30.0%	28.2%	1.8
The decrease in net income from continuing operations was driven by higher selling and administrative expense and the pre-tax impairment charge in the second quarter of 2010 of $4,096. In addition, lower product sales volume and unfavorable movement in other income/expense reduced income from continuing operations between years. These decreases were partially offset by higher service gross profit. The 1.8 percentage point increase in the effective tax rate was due to a variety of discrete items in the periods and expiration of the U.S. research and development credit and certain “look-through” rules related to foreign corporations that otherwise would have reduced the rate.
Loss from Discontinued Operations
The following table represents information regarding our loss from discontinued operations:

	Three Months Ended
	June 30,
	2010	2009	$ Change	% Change
Loss from discontinued operations, net of tax	$(683)	$(1,558)	$875	(56.2)
Included in the 2010 loss from discontinued operations, net of tax, are costs related to the sale of the U.S. elections systems business and the December 2008 discontinuance of the Company’s Europe, Middle East and Africa (EMEA)-based enterprise security business. Included in the 2009 loss from discontinued operations, net of tax, are the results of the U.S. elections systems business, which was sold in September 2009, and costs related to the December 2008 discontinuance of the Company’s EMEA-based enterprise security business. Refer to note 16 to the condensed consolidated financial statements for further details of discontinued operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of June 30, 2010
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(dollars in thousands, except per share amounts)
Net Income attributable to Diebold, Incorporated
The following table represents information regarding our net income:

	Three Months Ended
	June 30,
	2010	2009	$ Change	% Change
Net income attributable to Diebold, Incorporated	$29,731	$30,430	$(699)	(2.3)
Based on the results from continuing and discontinued operations discussed above, the Company reported net income attributable to Diebold, Incorporated of $29,731 and $30,430 for the three months ended June 30, 2010 and 2009, respectively.
Segment Analysis and Operating Profit Summary
In the first quarter of 2010, the Company began management of its businesses on a geographic basis, changing from the previous model of sales channel segments. In order to align the Company’s external reporting of its financial results with this organizational change, the Company has modified its segment reporting. The Company now reports the following two segments: Diebold North America (DNA) and Diebold International (DI). DNA net sales of $322,635 for the second quarter 2010 decreased $39,819 or 11.0 percent compared to the same period of 2009. The decrease in DNA net sales was due to decreased product volume in the national and regional businesses, as well as corresponding declines in installation, partially offset by increased U.S. maintenance service volume. DI net sales of $342,545 for the second quarter of 2010 increased by $14,103 or 4.3 percent compared to the same period of 2009, which included a net favorable currency impact of $20,611, of which $18,663 related to the Brazilian real. In addition, there was higher sales volume in Brazil election systems, Latin America and Asia Pacific. These increases were partially offset by financial self-service volume decreases in Brazil and EMEA.
DNA operating profit for the second quarter of 2010 decreased by $2,021 or 7.9 percent compared to the same period of 2009. Operating profit was unfavorably affected by lower product volume related to the national and regional businesses, as well as corresponding declines in installation. Additionally, the impairment charge related to customer contract intangible assets of TFE of $4,096 unfavorably impacted DNA operating profit in the second quarter of 2010. The decreases were partially offset by higher service profitability attributable to continued productivity gains, lower service parts scrap expense, and reductions in workforce. DI operating profit for the second quarter of 2010 increased by $2,268 or 10.8 percent compared to the same period of 2009. Increases in product gross profit resulted from increases in Brazil election systems volume and favorable geographic as well as product mix. Increases in service gross profit resulted from higher parts sales in China, as well as additional managed and installation service revenue. These increases were partially offset by an increase in operating expenses.
Refer to note 15 to the condensed consolidated financial statements for further details of segment revenue and operating profit

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of June 30, 2010
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(dollars in thousands, except per share amounts)
Six Months Ended June 30, 2010 Comparisons with Six Months Ended June 30, 2009
Net Sales
The following table represents information regarding our net sales:

	Six Months Ended
	June 30,
	2010	2009	$ Change	% Change
Net sales	$1,284,179	$1,348,147	$(63,968)	(4.7)
Financial self-service sales in the first six months of 2010 decreased by $94,261 or 9.1 percent compared to the same period of 2009. The decrease in financial self-service sales included a net favorable currency impact of $59,081, of which $45,638 related to the Brazilian real. North America decreased $75,375 or 17.5 percent due to reduced volume in the U.S. national bank business as 2009 included a large project for a customer that upgraded the majority of their ATM install base with our deposit automation solution. The project began in the second half of 2008 and was completed in the second quarter of 2009. On a fixed-rate basis, Brazil decreased $69,365 or 26.7 percent due to declines in volume.
Security solutions sales in the first six months of 2010 decreased by $16,041 or 5.2 percent compared to the same period of 2009. North America decreased $23,927 or 8.3 percent due primarily to the lack of new bank branch construction as a result of the continued weakness in the U.S. financial market. Asia Pacific increased $6,287 or 67.0 percent from the first six months of 2009 due to higher managed and installation service revenue, increased parts sales, and favorable currency impact.
Brazilian-based election systems sales were $46,218 in the first six months of 2010 compared to none in the same period of 2009. This business has historically been cyclical, recurring every other year.
Gross Profit
The following table represents information regarding our gross profit:

	Six Months Ended
	June 30,		$ Change/
	2010	2009	% Point Change	% Change
Gross profit — products	$142,610	$154,239	$(11,629)	(7.5)
Gross profit — services	193,544	166,998	26,546	15.9

Total gross profit	$336,154	$321,237	$14,917	4.6

Gross profit margin	26.2%	23.8%	2.4
Product gross margin was 25.6 percent in the first six months of 2010 compared to 24.7 percent in the same period of 2009. The increase in product margin resulted from favorable geographic mix. Additionally, product gross margin in the first six months of 2010 included restructuring charges of $482 compared to $2,404 in the same period of 2009. Restructuring charges in 2010 and 2009 primarily related to global manufacturing realignment and workforce reductions.
Service gross margin was 26.6 percent in the first six months of 2010 compared to 23.1 percent in the same period of 2009. The service margin improvement was driven by improved productivity and lower service parts scrap expense in the United Sates as well as higher parts sales in China and increased maintenance and managed service revenue. Additionally, the first six months of 2010 included net restructuring accrual adjustment benefits of $210 compared to restructuring charges of $3,400 in the first six months of 2009. The first six months of 2010 restructuring accrual benefit related primarily to workforce reductions, and charges in the first six months of 2009 related to workforce reductions and service branch consolidation, as well as employee severance costs in connection with the Company’s sale of certain assets and liabilities in Argentina.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of June 30, 2010
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(dollars in thousands, except per share amounts)
Operating Expenses
The following table represents information regarding our operating expenses:

	Six Months Ended
	June 30,
	2010	2009	$ Change	% Change
Selling and administrative expense	$209,768	$197,365	$12,403	6.3
Research, development, and engineering expense	34,850	32,788	2,062	6.3
Impairment of intangible assets	4,096	—	4,096	N/A

Total operating expenses	$248,714	$230,153	$18,561	8.1

Selling and administrative expense in the first six months of 2010 was impacted by $8,175 of unfavorable currency fluctuations as well as lower expense reimbursements. These increases were partially offset by lower net spend as a result of continued focus on cost reduction initiatives. Selling and administrative expense in the first six months of 2010 and 2009 included expense reimbursements of $4,147 and $11,323, respectively, from the Company’s D&O insurance carriers related to legal and other expenses incurred as part of the government investigations. In addition, selling and administrative expense included $2,236 and $2,675 of restructuring charges in the first six months of 2010 and 2009, respectively. The 2010 restructuring charges related to workforce reductions, and the 2009 restructuring charges primarily related to workforce reductions, as well as employee severance costs in connection with the Company’s sale of certain assets and liabilities in Argentina.
Research, development, and engineering expense as a percent of net sales in the first six months of 2010 and 2009 was 2.7 percent and 2.4 percent, respectively. The increase as a percent of net sales was due to lower sales volume. Additionally, research, development and engineering expense was unfavorably impacted by $1,168 of net currency fluctuations.
An impairment charge of $4,096 was incurred in 2010 related to intangible assets of TFE. The customer contract intangible assets related to this acquisition were fully impaired as of June 30, 2010.
Operating Profit
The following table represents information regarding our operating profit:

	Six Months Ended
	June 30,		$ Change/
	2010	2009	% Point Change	% Change
Operating profit	$87,440	$91,084	$(3,644)	(4.0)
Operating profit margin	6.8%	6.8%	—
The decrease in operating profit was due to reduced product sales volume resulting in lower product gross profit as well as increased operating expenses due to unfavorable currency fluctuations. Operating profit also decreased due to lower expense reimbursements from the Company’s D&O insurance carriers and the impairment charge in 2010. These decreases were partially offset by higher service gross margins.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of June 30, 2010
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(dollars in thousands, except per share amounts)
Other Income (Expense)
The following table represents information regarding our other income (expense):

	Six Months Ended
	June 30,
	2010	2009	$ Change	% Change
Investment income	$13,489	$12,827	$662	5.2
Interest expense	(18,356)	(17,745)	(611)	3.4
Foreign exchange loss, net	(5,194)	(1,798)	(3,396)	188.9
Miscellaneous, net	2,101	(23,386)	25,487	N/M

Other income (expense)	$(7,960)	$(30,102)	$22,142	(73.6)

The increase in foreign exchange loss, net was primarily related to currency devaluation in Venezuela (refer to note 1 to the condensed consolidated financial statements). The change in miscellaneous, net was largely due to a charge of $25,000 in 2009 as the Company reached an agreement in principle with the staff of the SEC to settle civil charges. In June 2010, the SEC settlement was finalized and paid.
In order to be consistent with prior-year presentation, the Company has reclassified $3,088 to investment income for the six months ended June 30, 2010, which was previously reported as miscellaneous, net within other income/(expense).
Income from Continuing Operations
The following table represents information regarding our income from continuing operations:

	Six Months Ended
	June 30,		$ Change/
	2010	2009	% Point Change	% Change
Income from continuing operations	$56,265	$44,110	$12,155	27.6
Percent of net sales	4.4	3.3	1.1
Effective tax rate	29.2%	27.7%	1.5
The increase in net income from continuing operations was related to the 2009 SEC charge of $25,000 as well as higher gross profit, partially offset by higher operating expenses inclusive of the impairment charge in second quarter of 2010. The 1.5 percentage point increase in the effective tax rate was due to a variety of discrete items in the periods and expiration of the U.S. research and development credit and certain “look-through” rules related to foreign corporations that otherwise would have reduced the rate.
Loss from Discontinued Operations
The following table represents information regarding our loss from discontinued operations:

	Six Months Ended
	June 30,
	2010	2009	$ Change	% Change
Loss from discontinued operations, net of tax	$(1,653)	$(8,639)	$6,986	(80.9)
Included in the 2010 loss from discontinued operations, net of tax, are costs related to the sale of the U.S. elections systems business and the December 2008 discontinuance of the Company’s EMEA-based enterprise security business. Included in the 2009 loss from discontinued operations, net of tax, are the results of the U.S. elections systems business, which was sold in September 2009, and costs related to the December 2008 discontinuance of the Company’s EMEA-based enterprise security business. Refer to note 16 to the condensed consolidated financial statements for further details of discontinued operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of June 30, 2010
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(dollars in thousands, except per share amounts)
Net Income attributable to Diebold, Incorporated
The following table represents information regarding our net income:

	Six Months Ended
	June 30,
	2010	2009	$ Change	% Change
Net income attributable to Diebold, Incorporated	$53,655	$32,078	$21,577	67.3
Based on the results from continuing and discontinued operations discussed above, the Company reported net income attributable to Diebold, Incorporated of $53,655 and $32,078 for the six months ended June 30, 2010 and 2009, respectively.
Segment Analysis and Operating Profit Summary
DNA net sales of $618,835 for the first six months of 2010 decreased $99,302 or 13.8 percent compared to the same period of 2009. The decrease in DNA net sales was due to decreased product volume in the national and regional businesses, as well as the corresponding installation revenue, partially offset by increased U.S. service volume. DI net sales of $665,344 for the first six months of 2010 increased by $35,334 or 5.6 percent compared to the same period of 2009, which was primarily the result of net favorable currency fluctuations of $58,656, of which $46,148 related to the Brazilian real, as well as higher sales volume in Latin America and security solutions revenue in Asia Pacific. These increases were partially offset by financial self-service volume decreases in Brazil and EMEA.
DNA operating profit for the first six months of 2010 decreased by $15,983 or 32.7 percent compared to the same period of 2009. Operating profit was unfavorably affected by lower product volume related to the national and regional businesses, as well as corresponding declines in installation. Additionally, DNA operating profit was unfavorably impacted by a $4,096 impairment charge related to customer contract intangible assets of TFE in the second quarter of 2010. These decreases to DNA operating profit were partially offset by higher service profitability attributable to continued productivity gains and lower service parts scrap expense. DI operating profit for the first six months of 2010 increased by $12,339 or 29.2 percent compared to the same period of 2009. Increased product gross profit resulted from Brazilian election systems volume in 2010 partially offset by lower financial self-service revenue. Increased service gross profit was due to higher parts sales, as well as additional managed and installation service revenue. These increases were partially offset by an increase in operating expenses.
Refer to note 15 to the condensed consolidated financial statements for further details of segment revenue and operating profit.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of June 30, 2010
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
The following table summarizes the results of our condensed consolidated statement of cash flows:

	Six Months Ended
	June 30,
	2010	2009
Net cash flow (used in) provided by:
Operating activities	$(16,047)	$79,826
Investing activities	(18,349)	(49,893)
Financing activities	(49,348)	(65,865)
Effect of exchange rate changes on cash and cash equivalents	(13,063)	705

Net decrease in cash and cash equivalents	$(96,807)	$(35,227)

Net cash used in operating activities was $16,047 for the six months ended June 30, 2010, a change of $95,873 from cash generated of $79,826 from the same period in 2009. Cash flows from operating activities are generated primarily from operating income and managing the components of working capital. Cash flows from operating activities during the six months ended June 30, 2010 were negatively affected by the payment of the $25,000 SEC settlement in June 2010. Additionally, cash flows from operating activities during the six months ended June 30, 2010 were negatively affected by unfavorable changes in trade receivables, inventories, other current assets and deferred revenue, partially offset by a $19,141 increase in net income and favorable changes in accounts payable and certain other assets and liabilities.
Net cash used in investing activities was $18,349 for the six months ended June 30, 2010, a decrease of $31,544 from $49,893 for the same period in 2009. The decrease was primarily due to a $5,364 decrease in payments for acquisitions and a $26,334 increase in net proceeds from maturities and sale of investments in the first six months of 2010 compared to the same period of 2009. In addition, during the first six months of 2010, the Company received $1,807 of proceeds from the sale of discontinued operations. These activities were partially offset by an increase of $4,779 in capital expenditures.
Net cash used in financing activities was $49,348 for the six months ended June 30, 2010, a decrease of $16,517 from $65,865 for the same period of 2009. The decrease was primarily due to a $35,750 change in net debt activity, moving from net repayments of $28,859 to net borrowings of $6,891. This was partially offset by $19,866 cash used to repurchase common shares during the first six months of 2010.
The effect of exchange rate changes on cash and cash equivalents for the six months included June 30, 2010 included $7,000 of devaluation related to Venezuela.
Dividends
The Company paid dividends of $36,076 and $34,713 in the six months ended June 30, 2010 and 2009, respectively. Quarterly dividends per share were $0.27 and $0.26 per share for 2010 and 2009, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of June 30, 2010
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(dollars in thousands, except per share amounts)
Contractual Obligations and Off-Balance Sheet Arrangements
All contractual cash obligations with initial and remaining terms in excess of one year and contingent liabilities remained generally unchanged at June 30, 2010 compared to December 31, 2009. The Company does not participate in transactions that facilitate off balance sheet arrangements.
In October 2009, the Company entered into a three-year credit facility. As of June 30, 2010, the Company had borrowing limits totaling $491,748 ($400,000 and €75,000, translated) under this facility. Under the terms of the credit facility agreement, the Company has the ability, subject to various approvals, to increase the borrowing limits by $200,000 and €37,500. Up to $30,000 and €15,000 of the revolving credit facility is available under a swing line subfacility. The amount available under the credit facility at June 30, 2010 was $251,748.
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
The Company’s financing agreements contain various restrictive financial covenants, including net debt to capitalization and net interest coverage ratios. As of June 30, 2010, the Company was in compliance with the financial covenants in its debt agreements.
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
Management believes there have been no significant changes, except for those discussed below, during the six months ended June 30, 2010 to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s annual report on Form 10-K for the year ended December 31, 2009.
The Company’s critical accounting policies as reported in the Company’s annual report on Form 10-K for the year ended December 31, 2009 were amended in the first quarter of 2010 upon the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2009-13, Multiple-Deliverable Revenue Arrangements (ASU 2009-13), and FASB ASU 2009-14, Certain Arrangements That Include Software Elements (ASU 2009-14). On January 1, 2010, the Company elected to early adopt ASU 2009-13 and ASU 2009-14 and there was no material impact on the Company’s condensed consolidated financial statements. However, the adoption of ASU 2009-13 and ASU 2009-14 modifies the Company’s previously disclosed revenue recognition policy, which is presented below as revised. ASU 2009-14 amends software revenue recognition guidance in FASB Accounting Standards Codification (ASC) 985-605 Software — Revenue Recognition (ASC 985-605) to exclude from its scope the Company’s tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. ASU 2009-13 modifies the requirements that must be met for the Company to recognize revenue from the sale of a delivered item that is part of a multiple-deliverable arrangement when other items have not yet been delivered. ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable in a multiple-deliverable arrangement. The selling price must be based on vendor specific objective evidence (VSOE), if available, or third-party evidence (TPE) if VSOE is not available, or estimated selling

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of June 30, 2010
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(dollars in thousands, except per share amounts)
price if neither VSOE nor TPE is available. Also, the residual method of allocating arrangement consideration has been eliminated. ASU 2009-13 and ASU 2009-14 were applied on a prospective basis for revenue arrangements entered into or materially modified after adoption. There were no changes to the Company’s units of accounting within its multiple-deliverable arrangements, how the Company allocates arrangement consideration or in the pattern or timing of revenue recognition as a result of the adoption of these updates.
Revenue Recognition The Company’s revenue recognition policy is consistent with the requirements of FASB ASC 605, Revenue Recognition (ASC 605). In general, the Company records revenue when it is realized, or realizable and earned. The Company considers revenue to be realized, or realizable and earned, when the following revenue recognition requirements are met: persuasive evidence of an arrangement exists, which is a customer contract; the products or services have been approved by the customer via delivery or installation acceptance; the sales price is fixed or determinable within the contract; and collectability is probable.
For product sales, the Company determines that the earnings process is complete when title, risk of loss and the right to use equipment has transferred to the customer. Within the North America business segment, this occurs upon customer acceptance. Where the Company is contractually responsible for installation, customer acceptance occurs upon completion of the installation of all items at a job site and the Company’s demonstration that the items are in operable condition. Where the Company is not contractually responsible for installation, revenue recognition of these items is upon shipment or delivery to a customer location depending on the terms in the contract. Within the international business segment, customer acceptance is upon the earlier of delivery or completion of the installation depending on the terms in the contract with the customer. The Company has the following revenue streams related to sales to its customers:
Financial Self-Service Product & Integrated Services Revenue Financial self-service products pertain to ATMs. Included with the ATM is a software component and a non-software component that function together to deliver the ATM’s essential functionality. The Company also provides service contracts on ATMs. Service contracts typically cover a 12-month period and can begin at any given month after the warranty period expires. The service provided under warranty is limited as compared to those offered under service contracts. Further, warranty is not considered a separate deliverable of the sale. The Company’s warranty covers only replacement of defective parts inclusive of labor. Service contracts are tailored to meet the individual needs of each customer. Service contracts provide additional services beyond those covered under the warranty, and usually include preventative maintenance service, cleaning, supplies stocking and cash handling, all of which are not essential to the functionality of the equipment. Outsourced and managed services include remote monitoring, trouble-shooting for self-service customers, training, transaction processing, currency management, maintenance services and full support via person to person or online communication.
Revenue is recognized in accordance with ASC 605, the application of which requires judgment including the determination of whether an arrangement includes multiple deliverables. For stand-alone sales of service contracts, revenue is recognized ratably over the life of the contract period. In contracts that involve multiple-deliverable arrangements, product maintenance services are typically accounted for under FASB ASC 605-20, Separately Priced Extended Warranty Product Maintenance Contracts (ASC 605-20). Amounts deferred for undelivered deliverables are determined based upon the selling price of the deliverables as prescribed in FASB ASC 605-25, Revenue Recognition — Multiple-Element Arrangements (ASC 605-25). The Company determines the selling price of deliverables within a multiple-deliverable arrangement based on VSOE (price when sold on stand-alone basis) or the estimated selling price where VSOE is not established for undelivered deliverables. Total arrangement consideration is allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement proportionately to each deliverable on the basis of each deliverable’s selling price. There have been no material changes to these estimates for the periods presented and the Company believes that these estimates generally should not be subject to significant changes in the future. However, changes to the deliverables in future arrangements and the ability to establish the selling price could materially impact the amount of earned or deferred revenue.
Electronic Security Products & Integrated Services Revenue The Company provides global product sales, service, installation, project management and monitoring of original equipment manufacturer (OEM) electronic security products to financial, government, retail and commercial customers. These solutions provide the Company’s customers a single-source solution to their electronic security needs. Revenue is recognized in accordance with ASC 605. Revenue on sales of the products described above is recognized upon shipment, installation or customer acceptance of the product as defined in the customer contract. In contracts that involve multiple deliverables, product maintenance services are typically accounted for under ASC 605-20. Amounts deferred for undelivered deliverables are based upon the selling price of the deliverables as

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of June 30, 2010
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(dollars in thousands, except per share amounts)
prescribed in ASC 605-25. The Company determines the selling price of deliverables within a multiple-deliverable arrangement based on the price charged when each deliverable is sold separately or estimated selling price. Total arrangement consideration is allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement proportionately to each deliverable on the basis of each deliverable’s selling price. There have been no material changes to these estimates for the periods presented and the Company believes that these estimates generally should not be subject to significant changes in the future. However, changes to deliverables in future arrangements and the ability to establish the selling price could materially impact the amount of earned or deferred revenue.
Physical Security & Facility Revenue The Company designs and manufactures several of its physical security and facility products. These consist of vaults, safe deposit boxes and safes, drive-up banking equipment and a host of other banking facilities products. Revenue on sales of the products described above is recognized when the revenue recognition requirements of ASC 605 have been met.
Election and Lottery Systems Revenue The Company offers election and lottery systems product solutions and support to the government in Brazil. Election systems revenue consists of election equipment, networking, tabulation and diagnostic software development, training, support and maintenance. Lottery systems revenue consists of lottery equipment. The election and lottery equipment components are included in product revenue. The software development, training, support and maintenance components are included in service revenue. The election and lottery systems contracts can contain multiple deliverables and custom terms and conditions. For contracts that do not contain multiple deliverables, revenue is recognized upon customer acceptance. In contracts that involve multiple deliverables, amounts deferred for undelivered deliverables are based upon the selling price of the deliverables as prescribed in ASC 605-25. The Company determines the selling price of deliverables within a multiple-deliverable arrangement based on the estimated selling price. Total arrangement consideration is allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement proportionately to each deliverable on the basis of each deliverable’s selling price. There have been no material changes to these estimates for the periods presented and the Company believes that these estimates generally should not be subject to significant changes in the future. However, changes to deliverables in future arrangements and the ability to establish the selling price could materially impact the amount of earned or deferred revenue.
Software Solutions & Service Revenue The Company offers software solutions consisting of multiple applications that process events and transactions (networking software) along with the related server. Sales of networking software represent software solutions to customers that allow them to network various different vendors’ ATMs onto one network and revenue is recognized in accordance with ASC 985-605. Included within service revenue is revenue from software support agreements, which are typically 12 months in duration and pertain to networking software. For stand-alone sales of software support, revenue is recognized ratably over the life of the contract period. In contracts that involve multiple deliverables, amounts deferred for support are based upon VSOE of the value of the deliverables as prescribed in ASC 985-605, which requires judgment about whether the deliverables can be divided into more than one unit of accounting and whether the separate units of accounting have value to the customer on a stand-alone basis. There have been no material changes to these deliverables for the periods presented. However, changes to deliverables in future arrangements and the ability to establish VSOE could affect the timing of revenue recognition.
RECENT ACCOUNTING PRONOUNCEMENTS
In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, (ASU 2010-20). ASU 2010-20 updates FASB ASC 310, Receivables. This update requires additional disclosures to assist financial statement users in assessing the nature of credit risk in an entity’s financing receivables, how that risk is analyzed in determining the related allowance for credit losses, and changes to the allowance during the reporting period. ASU 2010-20 is effective for interim and annual periods ending on or after December 15, 2010. The adoption of this update will not have an impact on the financial statements of the Company, however, the Company will provide additional disclosure as required by ASU 2010-20.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of June 30, 2010
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(dollars in thousands, except per share amounts)
FORWARD-LOOKING STATEMENT DISCLOSURE
In this quarterly report on Form 10-Q, statements that are not reported financial results or other historical information are “forward-looking statements.” Forward-looking statements give current expectations or forecasts of future events and are not guarantees of future performance. These forward-looking statements relate to, among other things, the Company’s future operating performance, the Company’s share of new and existing markets, the Company’s short- and long-term revenue and earnings growth rates, the Company’s implementation of cost-reduction initiatives and measures to improve pricing, including the optimization of the Company’s manufacturing capacity. The use of the words “will,” “believes,” “anticipates,” “expects,” “intends” and similar expressions is intended to identify forward-looking statements that have been made and may in the future be made by or on behalf of the Company.
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
Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Some of the risks, uncertainties and other factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements include, but are not limited to:
•	competitive pressures, including pricing pressures and technological developments;

•	changes in the Company’s relationships with customers, suppliers, distributors and/or partners in its business ventures;

•	changes in political, economic or other factors such as currency exchange rates, inflation rates, recessionary or expansive trends, taxes and regulations and laws affecting the worldwide business in each of the Company’s operations, including Brazil, where a significant portion of the Company’s revenue is derived;

•	the Company’s ability to take actions to mitigate the effect of the Venezuelan currency devaluation, further devaluation, actions of the Venezuelan government, and economic conditions in Venezuela;

•	the continuing effects of the recent economic downturn and the disruptions in the financial markets, including the bankruptcies, restructurings or consolidations of financial institutions, which could reduce our customer base and/or adversely affect our customers’ ability to make capital expenditures, as well as adversely impact the availability and cost of credit;

•	acceptance of the Company’s product and technology introductions in the marketplace;

•	the amount of cash and non-cash charges in connection with the restructuring of the Company’s North America operations and corporate functions, and the closure of the Company’s Newark, Ohio facility;

•	changes in the Company’s intention to repatriate cash and cash equivalents and short-term investments residing in international tax jurisdictions could negatively impact foreign and domestic taxes;

•	unanticipated litigation, claims or assessments;

•	variations in consumer demand for financial self-service technologies, products and services;

•	potential security violations to the Company’s information technology systems;

•	the investment performance of the Company’s pension plan assets, which could require us to increase the Company’s pension contributions, and significant changes in health care costs, including those that may result from government action such as the recently enacted U.S. health care legislation;

•	the outcome of the Company’s global FCPA review and any actions taken by government agencies in connection with the Company’s self disclosure; and

•	the Company’s ability to achieve benefits from its cost-reduction initiatives and other strategic changes.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2010
(dollars in thousands, except per share amounts)

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to foreign currency exchange rate risk inherent in its international operations denominated in currencies other than the U.S. dollar. A hypothetical 10 percent movement in the applicable foreign exchange rates would have resulted in an increase or decrease in operating profit of approximately $6,910 and $5,087 for the six months ended June 30, 2010 and 2009, respectively. The sensitivity model assumes an instantaneous, parallel shift in the foreign currency exchange rates. Exchange rates rarely move in the same direction. The assumption that exchange rates change in an instantaneous or parallel fashion may overstate the impact of changing exchange rates on amounts denominated in a foreign currency.
The Company’s risk-management strategy uses derivative financial instruments such as forwards to hedge certain foreign currency exposures. The intent is to offset gains and losses that occur on the underlying exposures, with gains and losses on the derivative contracts hedging these exposures. The Company does not enter into derivatives for trading purposes. The Company’s primary exposures to foreign exchange risk are movements in the euro/dollar, pound/dollar, dollar/forint and dollar/franc. There were no significant changes in the Company’s foreign exchange risks in the first six months of 2010 compared with 2009.
The Company’s Venezuelan operations consist of a fifty-percent owned subsidiary, which is consolidated. On January 8, 2010, the Venezuelan government announced the devaluation of its currency, the bolivar, and the establishment of a two-tier exchange structure. Subsequently, during May 2010, the Venezuelan government seized control of the parallel market, thereby creating a new government-controlled rate. Transitioning from the parallel rate to the new government-controlled rate did not have a material impact on the Company’s condensed consolidated financial statements. The impact was a decrease of $500 and $7,000 to the Company’s cash balance during the three and six months ended June 30, 2010, respectively. Net losses resulting from the remeasurement of the Venezuelan financial statements were recorded in the condensed consolidated statement of income for approximately $0.04 per share for the six months ended June 30, 2010. In the future, if the Company converts bolivares at a rate other than the new government-controlled rate, the Company may realize gains or losses that would be recorded in the statement of income.
The Company manages interest rate risk with the use of variable rate borrowings under its committed and uncommitted credit facilities and interest rate swaps. Variable rate borrowings under the credit facilities totaled $273,008 at June 30, 2010, of which $50,000 was effectively converted to fixed rate using interest rate swaps. A one percentage point increase or decrease in interest rates would have resulted in an increase or decrease in interest expense for the six months ended June 30, 2010 and 2009 of approximately $1,213 and 1,526, respectively, including the impact of the swap agreements. The Company’s primary exposure to interest rate risk is movements in London Interbank Offered Rate (LIBOR), which is consistent with prior periods. As discussed in note 12 to the condensed consolidated financial statements, the Company hedged $200,000 of the fixed rate borrowings under its private placement agreement, which was treated as a cash flow hedge. This reduced the effective interest rate by 14 basis points from 5.50 to 5.36 percent.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2010

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
In connection with the preparation of this quarterly report, management, under the supervision and with the participation of the CEO and CFO, conducted an evaluation of disclosure controls and procedures, including the remedial actions described below, as of the end of the period covered by this report. Based on this evaluation, certain material weaknesses in internal control over financial reporting, as discussed in detail below and disclosed in previous filings, have not been remediated. As a result, the CEO and CFO have concluded that, as of June 30, 2010, and through the filing of this quarterly report, the Company’s disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting, as discussed in detail below. As described in detail throughout this Item 4, management continues to take actions to remediate material weaknesses in the Company’s internal control over financial reporting.
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
Management notes that the following previously identified control deficiencies constitute material weaknesses as of June 30, 2010:
Selection, Application and Communication of Accounting Policies: The previously reported material weakness relating to application of accounting policies is not considered remediated as the Company did not appropriately apply the revenue recognition policy for training and maintenance services in certain international entities. Based on a review of an accrued liability account that is used to record the commitment to provide these services, it was noted that the services were not properly identified and accounted for as separate deliverables in multiple-deliverable arrangements at inception. This misapplication of the revenue recognition policy is a result of insufficient knowledge of U.S. generally accepted accounting principles (GAAP) to properly identify and account for multiple-deliverable arrangements. This control deficiency resulted in errors that were noted during the execution of account reconciliation control procedures. Although none of these errors were material, either individually or in the aggregate, and these errors did not result in adjustments to the financial statements, management has concluded that the related control deficiency constitutes a material weakness since it is reasonably possible that these errors could have been material.
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

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2010
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As previously reported under Item 9A — Controls and Procedures in the Company’s annual report on Form 10-K for the year ended December 31, 2009, management concluded that the internal control over financial reporting was not effective based on the material weaknesses identified. Management has continued to work on remediation efforts since the filing of that report. During the quarter ended June 30, 2010, there were no changes in internal control that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
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
Selection, Application and Communication of Accounting Policies: During the second quarter of 2010, corporate management, in conjunction with operational finance management, designed processes to enhance existing controls related to the identification and accounting for the deliverables in multiple-deliverable arrangements in accordance with the Company’s revenue recognition policy. As part of the process design, a comprehensive “Revenue Recognition Template,” tailored to the specific terms and conditions in the Company’s sales contracts, was developed to facilitate operational finance associates with completing and documenting detailed sales contract reviews.
At the end of the second quarter of 2010, corporate management began the implementation process by conducting focused training sessions in all divisions for operational finance associates responsible for the application of the revenue recognition policy to multiple-deliverable arrangements. This training included a detailed review of the application of the Company’s policy pertaining to multiple-deliverable arrangement revenue recognition as well as instructions on the completion of the Revenue Recognition Template. The goal of this training was to enhance and augment the depth of knowledge of the responsible operational finance associates to reduce the risk of future accounting errors. The Company continues to assess the application of the Company’s revenue recognition policy and this assessment will continue through the end of 2010.
During the third quarter, operational finance associates will begin to implement the usage of the Revenue Recognition Template to complete and document detailed sales contract reviews on multiple-deliverable arrangements. As part of this implementation process, corporate management will continue to align and implement controls that provide the proper oversight of the recording and reporting of the Company’s multiple-deliverable arrangements globally. In addition, management plans to assess its global finance organization to assure there are resources with sufficient knowledge to properly apply the revenue recognition policy going forward.
At this time, the Company anticipates the remediation efforts related to this material weakness will be fully implemented by the end of 2010.
Controls over Income Taxes: During the second quarter of 2010, management, with the assistance of third party consultants, initiated activities in its remediation plan to address the root causes of the tax material weakness. These ongoing activities include:
•	Performing a focused review of tax balance sheet accounts within foreign entities;

•	Accelerating key activities to be completed in the annual tax provision process and increasing the level of senior finance management review of the tax provision;

•	Enhancing and expanding key controls for greater accuracy and completeness in the tax provision process and sub-processes;

•	Analyzing and revising the Company’s tax ledger accounts in order to deploy standardized, tax-sensitized trial balances; and

•	Redefining roles and responsibilities in the corporate tax organization and expanding the tax organization to address resource constraints.
At this time, the Company anticipates the remediation efforts related to this material weakness will be fully implemented by the end of 2010.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2010
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
PART II — OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS
(Dollars in thousands)
At June 30, 2010, the Company was a party to several lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the Company’s condensed consolidated financial statements would not be materially affected by the outcome of any present legal proceedings, commitments, or asserted claims.
In addition to the routine legal proceedings noted above, the Company has been served with various lawsuits, filed against it and certain current and former officers and directors, by shareholders and participants in the Company’s 401(k) savings plan, alleging breaches of fiduciary duties with respect to the 401(k) plan. These complaints seek compensatory damages in unspecified amounts, fees and expenses related to such lawsuits and the granting of extraordinary equitable and/or injunctive relief. For each of these lawsuits, the date each complaint was filed, the name of the plaintiff and the federal court in which such lawsuit is pending are as follows:
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
The McDermott, Barnett, Farrell, Forbes and Gromek cases, which allege breaches of fiduciary duties under the Employee Retirement Income Security Act of 1974 with respect to the 401(k) plan, have been consolidated into a single proceeding. In May 2009, the Company agreed to settle the 401(k) class action litigation for $4,500, to be paid out of the Company’s insurance policies. The settlement is subject to final documentation and approval of the court.
On June 30, 2010, a shareholder filed a putative class action complaint in the United States District Court for the Northern District of Ohio alleging violations of the federal securities laws against the Company, certain current and former officers, and the Company’s independent auditors (Louisiana Police Employees Retirement System v. KPMG et al., No. 10-CV-1461). The complaint seeks unspecified compensatory damages and fees and expenses related to the lawsuit. The complaint generally relates to the matters set forth in the court documents filed by the SEC on June 2, 2010, discussed below.
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
The Secretary has also filed an answer and counterclaim seeking declaratory relief and unspecified damages under several theories of

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2010
recovery. The Butler County Board of Elections has joined in, and incorporated by reference, the Secretary’s counterclaim. The Company has filed motions to dismiss and for more definite statement of the counterclaims. The motions are fully briefed and are awaiting a decision by the court. The Secretary has also added ten Ohio counties as additional defendants, claiming that those counties also experienced problems with the voting systems, but many of those counties have moved for dismissal. In addition, the Secretary has moved the court for leave to add 37 additional Ohio counties who use the voting system as defendants, contending that they have an interest in the litigation and must be made parties. The Secretary’s motion remains pending. Over the past several months, the Company has been actively engaged in settlement discussions with the Secretary and the Ohio counties and, as a result, the case has been formally stayed. A settlement with one of the counties, Montgomery County, has been reached so far for an immaterial amount, to be paid out of the Company’s insurance policies, and free or discounted products and services, to be provided by the Company’s former subsidiary.
Management is unable to determine the financial statement impact, if any, of the putative federal securities class action and the Secretary’s actions as June 30, 2010.
The Company was informed during the first quarter of 2006 that the staff of the SEC had begun an informal inquiry relating to the Company’s revenue recognition policy. In the second quarter of 2006, the Company was informed that the SEC’s inquiry had been converted to a formal, non-public investigation. In the fourth quarter of 2007, the Company also learned that the DOJ had begun a parallel investigation. On May 1, 2009, the Company reached an agreement in principle with the staff of the SEC to settle civil charges stemming from the staff’s pending investigation. In addition, the Company has been informed by the U.S. Attorney’s Office for the Northern District of Ohio that it will not bring criminal charges against the Company for the transactions and accounting issues that are the subject of the SEC investigation. The Company recorded a charge of $25,000 in the first quarter of 2009 in connection with the agreement in principle.
On June 2, 2010, the SEC filed materials in U.S. District Court finalizing the settlement of civil charges stemming from the investigation conducted by the Division of Enforcement of the SEC. Under the terms of the settlement, the Company has consented, without admitting or denying civil securities fraud charges, to a judgment requiring payment of a civil penalty of $25,000 and an injunction against committing or causing any violations or future violations of certain specified provisions of the federal securities laws. The Company paid the penalty to the SEC in June 2010.
While conducting due diligence in connection with a potential acquisition in Russia, the Company identified certain transactions and payments by its subsidiary in Russia (primarily during 2005 to 2008) that potentially implicate the Foreign Corrupt Practices Act (FCPA), particularly the books and records provisions of the FCPA. While the Company’s current assessment indicates that the transactions and payments in question do not materially impact or alter the Company’s condensed consolidated financial statements, the Company continues to collect information and is conducting an internal review of its global FCPA compliance. At this time, the Company cannot predict the outcome or impact of this global review. In addition, the Company has voluntarily self-reported its findings to the SEC and the DOJ and intends to fully cooperate with these agencies in their review.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2010
ITEM 1A: RISK FACTORS
(Dollars in thousands)
The following risk factors, in addition to the risk factors previously disclosed in the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2010 and annual report on Form 10-K for the year ended December 31, 2009, are certain risk factors that could affect our business, financial condition, operating results and cash flows. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this quarterly report on Form 10-Q because they could cause actual results to differ materially from those expressed in any forward-looking statement. These risk factors are not the only ones we face. If any of these events actually occur, our business, financial condition, operating results or cash flows could be negatively affected.
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
The Company’s Venezuelan operations consist of a fifty-percent owned subsidiary, which is consolidated. On January 8, 2010, the Venezuelan government announced the devaluation of its currency, the bolivar, and the establishment of a two-tier exchange structure. Subsequently, during May 2010, the Venezuelan government seized control of the parallel market, thereby creating a new government-controlled rate. Transitioning from the parallel rate to the new government-controlled rate did not have a material impact on the Company’s condensed consolidated financial statements. The impact was a decrease of $500 and $7,000 to the Company’s cash balance during the three and six months ended June 30, 2010, respectively. Net losses resulting from the remeasurement of the Venezuelan financial statements were recorded in the condensed consolidated statement of income for approximately $0.04 per share for the six months ended June 30, 2010. In the future, if the Company converts bolivares at a rate other than the new government-controlled rate, the Company may realize gains or losses that would be recorded in the statement of income.
We may be exposed to liabilities under the Foreign Corrupt Practices Act and any determination that the Company or any of its subsidiaries has violated the Foreign Corrupt Practices Act could have a material adverse effect on our business.
We are subject to compliance with various laws and regulations, including the FCPA and similar worldwide anti-bribery laws, which generally prohibit companies and their intermediaries from engaging in bribery or making other improper payments to foreign officials for the purpose of obtaining or retaining business or gaining an unfair business advantage. It also requires proper record keeping and characterization of such payments in our reports filed with the SEC.
While our employees and agents are required to comply with these laws, we operate in many parts of the world that have experienced governmental and commercial corruption to some degree and, in certain circumstances, strict compliance with antibribery laws may conflict with local customs and practices. Foreign companies, including some that may compete with us, may not be subject to the FCPA; such companies may be more likely to engage in prohibited activities which could have a significant adverse impact on our ability to compete for business in such countries.
Despite our commitment to legal compliance and corporate ethics, we cannot ensure that our internal control policies and procedures will always protect us from intentional, reckless or negligent acts committed by our employees or agents. Violations of these laws, or allegations of such violations, could disrupt our business and result in financial penalties, debarment from government contracts and other consequences that may have a material adverse effect on our business, financial condition or results of operations.
In particular, while conducting due diligence in connection with a potential acquisition in Russia, we recently identified certain transactions and payments by our subsidiary in Russia (primarily during 2005 to 2008) that potentially implicate the FCPA, particularly the books and records provisions of the FCPA. While our current assessment indicates that the transactions and payments in question do not materially impact or alter our financial statements, we continue to collect information and we are conducting an internal review of our global FCPA compliance. At this time, we cannot predict the outcome or impact of this global review. In addition, we have voluntarily self-reported our findings to the SEC and the DOJ and we intend to fully cooperate with these agencies in their review. We cannot predict the outcome of these or any future government reviews; however, any indictment, conviction or material fine, debarment or settlement arising out of these reviews could have a material adverse affect on our business, financial condition, results of operation and future prospects.
In addition, our business opportunities in Russia might be adversely affected by these reviews and any subsequent findings. Other countries in which we do business may also initiate their own reviews and impose similar penalties, including prohibition of our participating in or curtailment of business operations in those jurisdictions. If it is determined that a violation of the FCPA has occurred, such violation may give rise to an event of default under our loan agreements. We could also face third-party claims in connection with any such violation or as a result of the outcome of the current or any future government reviews. Our disclosure, internal review, any current or future governmental review and any findings regarding any alleged violations of the FCPA could, individually or in the aggregate, have a material adverse affect on our reputation and our ability to obtain new business or retain existing business from our current clients and potential clients, to attract and retain employees and to access the capital markets.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2010
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Information concerning the Company’s share repurchases made during the second quarter of 2010:

			Total Number of	Maximum Number of
	Total Number of		Shares Purchased as	Shares that May Yet
	Shares Purchased	Average Price Paid	Part of Publicly	Be Purchased Under
Period	(1)	Per Share	Announced Plans (2)	the Plans (2)
April	159,703	$32.81	154,949	2,434,551
May	67,763	29.73	67,500	2,367,051
June	118,000	28.62	88,000	2,279,051

Total	345,466	30.98	310,449

(1)	Includes 4,754 and 263 shares in April and May, respectively, surrendered or deemed surrendered to the Company in connection with the Company’s share-based compensation plans. In addition, includes 30,000 shares in June surrendered to the Company in connection with a former executive’s settlement with the SEC. Because these 30,000 shares were surrendered at no cost to the Company, they are excluded from the average price paid per share.

(2)	The Company purchased 310,449 common shares in the second quarter of 2010 pursuant to its share repurchase plan. The total number of shares repurchased as part of the publicly announced share repurchase plan was 9,720,949 as of June 30, 2010. The plan was approved by the Board of Directors in April 1997 and authorized the repurchase of up to two million shares. The plan was amended in June 2004 to authorize the repurchase of an additional two million shares, and was further amended in August and December 2005 to authorize the repurchase of an additional six million shares. In February 2007, the Board of Directors approved an increase in the Company’s share repurchase program by authorizing the repurchase of up to an additional two million of the Company’s outstanding common shares. The Company may purchase shares from time to time in open market purchases or privately negotiated transactions. The Company may make all or part of the purchases pursuant to accelerated share repurchases or Rule 10b5-1 plans. The plan has no expiration date.
ITEM 3: DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4: RESERVED
ITEM 5: OTHER INFORMATION
     None.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2010
ITEM 6: EXHIBITS

3.1(i)	Amended and Restated Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.1(i) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 (Commission File No. 1-4879)

3.1(ii)	Amended and Restated Code of Regulations — incorporated by reference to Exhibit 3.1(ii) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (Commission File No. 1-4879)

3.2	Certificate of Amendment by Shareholders to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.2 to Registrant’s Form 10-Q for the quarter ended March 31, 1996 (Commission File No. 1-4879)

3.3	Certificate of Amendment to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.3 to Registrant’s Form 10-K for the year ended December 31, 1998 (Commission File No. 1-4879)

*10.1	Form of Amended and Restated Employment Agreement — incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)

*10.5(i)	Supplemental Employee Retirement Plan I as amended and restated January 1, 2008 — incorporated by reference to Exhibit 10.5(i) to Registrant’s Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)

*10.5(ii)	Supplemental Employee Retirement Plan II as amended and restated July 1, 2002 — incorporated by reference to Exhibit 10.5(ii) to Registrant’s Form 10-Q for the quarter ended September 30, 2002 (Commission File No. 1-4879)

*10.5(iii)	Pension Restoration Supplemental Executive Retirement Plan — incorporated by reference to Exhibit 10.5(iii) to Registrant’s Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)

*10.5(iv)	Pension Supplemental Executive Retirement Plan — incorporated by reference to Exhibit 10.5(iv) to Registrant’s Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)

*10.5(v)	401(k) Restoration Supplemental Executive Retirement Plan — incorporated by reference to Exhibit 10.5(v) to Registrant’s Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)

*10.5(vi)	401(k) Supplemental Executive Retirement Plan — incorporated by reference to Exhibit 10.5(vi) to Registrant’s Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)

*10.7(i)	1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992 (Commission File No. 1-4879)

*10.7(ii)	Amendment No. 1 to the Amended and Restated 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998 (Commission File No. 1-4879)

*10.7(iii)	Amendment No. 2 to the Amended and Restated 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 2003 (Commission File No. 1-4879)

*10.7(iv)	Deferred Compensation Plan No. 2 for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7(iv) to Registrant’s Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2010

*10.8(i)	1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 — incorporated by reference to Exhibit 4(a) to Form S-8 Registration Statement No. 333-60578

*10.8(ii)	Amendment No. 1 to the 1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 — incorporated by reference to Exhibit 10.8 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 2004 (Commission File No. 1-4879)

*10.8(iii)	Amendment No. 2 to the 1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 — incorporated by reference to Exhibit 10.8 (iii) to Registrant’s Form 10-Q for the quarter ended March 31, 2004 (Commission File No. 1-4879)

*10.8(iv)	Amendment No. 3 to the 1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 — incorporated by reference to Exhibit 10.8 (iv) to Registrant’s Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 1-4879)

*10.8(v)	Amended and Restated 1991 Equity and Performance Incentive Plan as Amended and Restated as of April 13, 2009 — incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on April 29, 2009 (Commission File No. 1-4879)

*10.9	Long-Term Executive Incentive Plan — incorporated by reference to Exhibit 10.9 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993 (Commission File No. 1-4879)

*10.10	Deferred Incentive Compensation Plan No. 2 — incorporated by reference to Exhibit 10.10 to Registrant’s Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)

*10.11	Annual Incentive Plan — incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 1-4879)

*10.13(i)	Forms of Deferred Compensation Agreement and Amendment No. 1 to Deferred Compensation Agreement — incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 (Commission File No. 1-4879)

*10.13(ii)	Section 162(m) Deferred Compensation Agreement (as amended and restated January 29, 1998) — incorporated by reference to Exhibit 10.13 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998 (Commission File No. 1-4879)

*10.14	Deferral of Stock Option Gains Plan — incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (Commission File No. 1-4879)

10.17	Credit Agreement, dated as of October 19, 2009, by and among the Company, the Subsidiary Borrowers (as defined therein) party thereto, JPMorgan Chase Bank, N.A., as administrative agent and a lender, and the other lenders party thereto — incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on October 23, 2009 (Commission File No. 1-4879)

10.20(i)	Transfer and Administration Agreement, dated as of March 30, 2001 by and among DCC Funding LLC, Diebold Credit Corporation, Diebold, Incorporated, Receivables Capital Corporation and Bank of America, National Association and the financial institutions from time to time parties thereto — incorporated by reference to Exhibit 10.20(i) to Registrant’s Form 10-Q for the quarter ended March 31, 2001 (Commission File No. 1-4879)

10.20(ii)	Amendment No. 1 to the Transfer and Administration Agreement, dated as of May 2001, by and among DCC Funding LLC, Diebold Credit Corporation, Diebold, Incorporated, Receivables Capital Corporation and Bank of America, National Association and the financial institutions from time to time parties thereto — incorporated by reference to Exhibit 10.20 (ii) to Registrant’s Form 10-Q for the quarter ended March, 31, 2001 (Commission File No. 1-4879)

*10.22	Form of Non-Qualified Stock Option Agreement — incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on September 21, 2009 (Commission File No. 1-4879)

*10.23	Form of Restricted Share Agreement — incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on September 21, 2009 (Commission File No. 1-4879)

*10.24	Form of RSU Agreement — incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K filed on September 21, 2009 (Commission File No. 1-4879)

*10.25	Form of Performance Share Agreement — incorporated by reference to Exhibit 10.4 to Registrant’s Form 8-K filed on September 21, 2009 (Commission File No. 1-4879)

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2010

*10.26	Diebold, Incorporated Annual Cash Bonus Plan — incorporated by reference to Exhibit A to Registrant’s Proxy Statement on Schedule 14A filed on March 16, 2010 (Commission File No. 1-4879)

10.27	Form of Note Purchase Agreement — incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on March 8, 2006 (Commission File No. 1-4879)

*10.28	Amended and Restated Employment Agreement between Diebold, Incorporated and Thomas W. Swidarski, as amended as of December 29, 2008 — incorporated by reference to Exhibit 10.28 to Registrant’s Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)

*10.29	Amended and Restated Employment [Change in Control] Agreement between Diebold, Incorporated and Thomas W. Swidarski, as amended as of December 29, 2008 — incorporated by reference to Exhibit 10.29 to Registrant’s Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)

*10.30	Form of Deferred Shares Agreement — incorporated by reference to Exhibit 10.5 to Registrant’s Form 8-K filed on September 21, 2009 (Commission File No. 1-4879)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Reflects management contract or other compensatory arrangement.

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2010
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIEBOLD, INCORPORATED (Registrant)
Date: August 9, 2010	By:	/s/ Thomas W. Swidarski
Thomas W. Swidarski
President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2010	By:	/s/ Bradley C. Richardson
Bradley C. Richardson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2010
EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT DESCRIPTION

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.