Form 10-Q
period 2010-09-30
DIEBOLD INC
filed 2010-11-05
CIK 28823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Common Stock, $1.25 Par Value – 65,679,549 shares as of October 29, 2010

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
DIEBOLD, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 30,	December 31,
	2010	2009
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$239,823	$328,426
Short-term investments	195,454	177,442
Trade receivables, less allowances for doubtful accounts of $24,975 and $26,648, respectively	434,910	330,982
Inventories	484,829	448,243
Deferred income taxes	86,431	84,950
Prepaid expenses	29,295	36,874
Refundable income taxes	19,438	93,907
Other current assets	122,915	87,261

Total current assets	1,613,095	1,588,085

Securities and other investments	74,242	73,989
Property, plant and equipment, at cost	633,507	613,377
Less accumulated depreciation and amortization	432,384	408,557

Property, plant and equipment, net	201,123	204,820
Deferred income taxes	34,667	32,834
Goodwill	447,376	450,937
Other assets	219,839	204,200

Total assets	$2,590,342	$2,554,865

LIABILITIES AND EQUITY
Current liabilities
Notes payable	$611	$16,915
Accounts payable	176,689	147,496
Deferred revenue	165,879	198,989
Other current liabilities	335,241	379,691

Total current liabilities	678,420	743,091

Long-term debt	607,781	553,008
Pensions and other benefits	76,871	90,021
Postretirement and other benefits	23,353	29,174
Deferred income taxes	44,836	45,060
Other long-term liabilities	25,560	22,485

Commitments and contingencies	-	-

Equity
Diebold, Incorporated shareholders’ equity
Preferred shares, no par value, 1,000,000 authorized shares, none issued	-	-
Common shares, 125,000,000 authorized shares, 76,307,156 and 76,093,101 issued shares, 65,690,022 and 66,327,627 outstanding shares, respectively	95,384	95,116
Additional capital	305,778	290,689
Retained earnings	1,057,219	1,011,448
Treasury shares, at cost, 10,617,134 and 9,765,474 shares, respectively	(434,939)	(410,153)
Accumulated other comprehensive income	82,970	59,279

Total Diebold, Incorporated shareholders’ equity	1,106,412	1,046,379
Noncontrolling interests	27,109	25,647

Total equity	1,133,521	1,072,026

Total liabilities and equity	$2,590,342	$2,554,865

See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net sales
Products	$371,596	$279,205	$928,225	$903,013
Services	377,024	366,017	1,104,574	1,090,356

	748,620	645,222	2,032,799	1,993,369

Cost of sales
Products	279,742	219,570	693,761	689,139
Services	274,984	273,443	808,990	830,784

	554,726	493,013	1,502,751	1,519,923

Gross profit	193,894	152,209	530,048	473,446
Selling and administrative expense	119,425	103,624	329,193	300,989
Research, development and engineering expense	19,090	17,415	53,940	50,203
Impairment of assets	3,000	-	7,096	-

	141,515	121,039	390,229	351,192

Operating profit	52,379	31,170	139,819	122,254
Other income (expense)
Investment income	10,487	8,344	23,976	21,171
Interest expense	(9,631)	(8,223)	(27,987)	(25,968)
Foreign exchange gain (loss), net	5,428	(1,260)	234	(3,058)
Miscellaneous, net	1,915	(709)	4,016	(24,095)

Income from continuing operations before taxes	60,578	29,322	140,058	90,304
Taxes on income	15,144	4,085	38,359	20,957

Income from continuing operations	45,434	25,237	101,699	69,347
Income (loss) from discontinued operations, net of tax	2,043	(203)	390	(8,842)
Loss on sale of discontinued operations, net of tax	-	(31,438)	-	(31,438)

Net income (loss)	47,477	(6,404)	102,089	29,067
Net income attributable to noncontrolling interests	1,372	751	2,329	4,144

Net income (loss) attributable to Diebold, Incorporated	$46,105	$(7,155)	$99,760	$24,923

Basic weighted-average shares outstanding	65,705	66,279	65,982	66,236
Diluted weighted-average shares outstanding	66,421	66,951	66,569	66,810

Basic earnings per share
Net income from continuing operations	$0.67	$0.37	$1.50	$0.99
Income (loss) from discontinued operations	0.03	(0.48)	0.01	(0.61)

Net income (loss) attributable to Diebold, Incorporated	$0.70	$(0.11)	$1.51	$0.38

Diluted earnings per share
Net income from continuing operations	$0.66	$0.37	$1.49	$0.98
Income (loss) from discontinued operations	0.03	(0.48)	0.01	(0.61)

Net income (loss) attributable to Diebold, Incorporated	$0.69	$(0.11)	$1.50	$0.37

Amounts attributable to Diebold, Incorporated
Income from continuing operations, net of tax	$44,062	$24,486	$99,370	$65,203
Income (loss) from discontinued operations, net of tax	2,043	(31,641)	390	(40,280)

Net income (loss) attributable to Diebold, Incorporated	$46,105	$(7,155)	$99,760	$24,923

See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2010	2009
Cash flow from operating activities:
Net income	$102,089	$29,067
Adjustments to reconcile net income to cash provided by operating activities:
Loss on sale of discontinued operations	-	31,438
Depreciation and amortization	59,242	55,183
Share-based compensation	9,424	8,898
Excess tax benefits from share-based compensation	(295)	(254)
Deferred income taxes	(3,962)	(1,159)
Devaluation of Venezuelan balance sheet	5,148	-
Impairment of assets	7,096	-
Gain on sale of assets, net	(511)	-
Equity in earnings of an investee	(2,106)	(1,720)
Cash (used in) provided by changes in certain assets and liabilities:
Trade receivables	(99,647)	88,697
Inventories	(37,213)	28,538
Prepaid expenses	7,845	1,128
Refundable income taxes	74,468	2,167
Other current assets	(26,363)	23,180
Accounts payable	28,977	(69,793)
Deferred revenue	(28,777)	(10,751)
Certain other assets and liabilities	(44,342)	(63,616)

Net cash provided by operating activities	51,073	121,003

Cash flow from investing activities:
Proceeds from sale of discontinued operations	1,815	7,856
Payments for acquisitions, net of cash acquired	-	(5,364)
Proceeds from maturities of investments	254,570	130,969
Proceeds from sale of investments	35,624	-
Payments for purchases of investments	(303,745)	(157,034)
Proceeds from sale of fixed assets	749	113
Capital expenditures	(37,991)	(28,414)
Purchases of finance receivables	(18,939)	-
Increase in certain other assets	(17,614)	(22,539)

Net cash used in investing activities	(85,531)	(74,413)

Cash flow from financing activities:
Dividends paid	(53,989)	(52,077)
Debt borrowings	371,390	220,284
Debt repayments	(345,003)	(253,232)
Distribution of affiliates’ earnings to noncontrolling interest holders	(1,226)	(539)
Excess tax benefits from share-based compensation	295	254
Issuance of common shares	1,750	-
Repurchase of common shares	(23,431)	-
Withholding taxes paid for employees’ share-based compensation	(1,355)	(1,879)

Net cash used in financing activities	(51,569)	(87,189)

Effect of exchange rate changes on cash and cash equivalents	(2,576)	1,921

Decrease in cash and cash equivalents	(88,603)	(38,678)
Cash and cash equivalents at the beginning of the period	328,426	241,436

Cash and cash equivalents at the end of the period	$239,823	$202,758

Significant noncash items:
Finance receivables acquired	$33,843	$-
Liabilities assumed related to acquisition of finance receivables	20,861	-
See accompanying notes to condensed consolidated financial statements

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2010
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
The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s annual report on Form 10-K for the year ended December 31, 2009. In addition, some of the Company’s statements in this quarterly report on Form 10-Q may involve risks and uncertainties that could significantly impact expected future results. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of results to be expected for the full year.
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
The Company’s Venezuelan operations consist of a fifty-percent owned subsidiary, which is consolidated. On January 8, 2010, the Venezuelan government announced the devaluation of its currency, the bolivar, and the establishment of a two-tier exchange structure. Subsequently, during May 2010, the Venezuelan government seized control of the parallel market, thereby creating a new government-controlled rate. Transitioning from the parallel rate to the new government-controlled rate did not have a material impact on the Company’s condensed consolidated financial statements. In the future, if the Company converts bolivares at a rate other than the new government-controlled rate, the Company may realize additional gains or losses that would be recorded in the statement of income.
The Company continues to work to remediate a control weakness in the area of application of accounting policies specific to multiple-deliverable arrangements. As part of remediation, during the third quarter of 2010, the Company recorded an out-of-period adjustment to defer revenue previously recognized that was not in accordance with GAAP. The immaterial out-of-period adjustment was recorded within the Company’s operations in China, included in the Diebold International (DI) reporting segment. The adjustment decreased revenue related to multiple-deliverable contracts that included revenue which was contingent upon the installation of the equipment. This deferred revenue will be recognized upon completion of installation. The out-of-period adjustment for the three and nine months ended September 30, 2010 represents a decrease in revenue of $18,688 and $19,822, respectively and a decrease to operating profit of $5,270 and $5,753, respectively.
The Company’s significant accounting policies as reported in the Company’s annual report on Form 10-K for the year ended December 31, 2009 were amended in the first quarter of 2010 upon the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2009-13, Multiple-Deliverable Revenue Arrangements (ASU 2009-13), and FASB ASU 2009-14, Certain Arrangements That Include Software Elements (ASU 2009-14). On January 1, 2010, the Company elected to early adopt ASU 2009-13 and ASU 2009-14, which did not have a material impact on the Company’s condensed consolidated financial statements. However, the adoption of ASU 2009-13 and ASU 2009-14 modifies the Company’s previously disclosed revenue recognition policy, which is presented below as revised. ASU 2009-14 amends software revenue recognition guidance in FASB Accounting Standards Codification (ASC) 985-605 Software — Revenue Recognition (ASC 985-605), to exclude from its scope the Company’s tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. ASU 2009-13 modifies the requirements that must be met for the Company to recognize revenue from the sale of a delivered item that is part of a multiple-deliverable arrangement when other items have not yet been delivered. ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable in a multiple-deliverable arrangement. The selling price must be based on vendor specific objective evidence (VSOE), if available, or third-party evidence (TPE), if VSOE is not available, or estimated selling price if neither VSOE nor TPE is available. Also, the residual method of allocating arrangement consideration has been eliminated. ASU 2009-13 and ASU 2009-14 were applied on a prospective basis for revenue arrangements entered into or materially modified after adoption. There were no changes to the Company’s units of accounting within its multiple-deliverable arrangements, how the Company allocates arrangement consideration or in the pattern or timing of revenue recognition as a result of the adoption of these updates.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2010
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
Revenue is recognized in accordance with ASC 605, the application of which requires judgment including the determination of whether an arrangement includes multiple deliverables. For stand-alone sales of service contracts, revenue is recognized ratably over the life of the contract period. In contracts that involve multiple-deliverable arrangements, product maintenance services are typically accounted for under FASB ASC 605-20, Separately Priced Extended Warranty and Product Maintenance Contracts (ASC 605-20). Amounts deferred for undelivered items are determined based upon the selling price of the deliverables as prescribed in FASB ASC 605-25, Revenue Recognition — Multiple-Element Arrangements (ASC 605-25). The Company determines the selling price of deliverables within a multiple-deliverable arrangement based on VSOE (price when sold on stand-alone basis) or the estimated selling price where VSOE is not established for undelivered items. Total arrangement consideration is allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement proportionately to each deliverable on the basis of each deliverable’s selling price. There have been no material changes to these estimates for the periods presented and the Company believes that these estimates generally should not be subject to significant changes in the future. However, changes to deliverables in future arrangements and the ability to establish the selling price could materially impact the amount of earned or deferred revenue.
Electronic Security Products & Integrated Services Revenue The Company provides global product sales, service, installation, project management and monitoring of original equipment manufacturer (OEM) electronic security products to financial, government, retail and commercial customers. These solutions provide the Company’s customers a single-source solution to their electronic security needs. Revenue is recognized in accordance with ASC 605. Revenue on sales of the products described above is recognized upon shipment, installation or customer acceptance of the product as defined in the customer contract. In contracts that involve multiple deliverables, product maintenance services are typically accounted for under ASC 605-20. Amounts deferred for undelivered items are based upon the selling price of the deliverables as prescribed in ASC 605-25. The Company determines the selling price of deliverables within a multiple-deliverable arrangement based on the price charged when each deliverable is sold separately or estimated selling price. Total arrangement consideration is allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement proportionately to each deliverable on the basis of each deliverable’s selling price. There have been no material changes to these estimates for the periods presented and the Company believes that these estimates generally

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2010
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except per share amounts)
should not be subject to significant changes in the future. However, changes to deliverables in future arrangements and the ability to establish the selling price could materially impact the amount of earned or deferred revenue.
Physical Security & Facility Revenue The Company designs and manufactures several of its physical security and facility products. These consist of vaults, safe deposit boxes and safes, drive-up banking equipment and a host of other banking facilities products. Revenue on sales of the products described above is recognized when the revenue recognition requirements of ASC 605 have been met.
Election and Lottery Systems Revenue The Company offers election and lottery systems product solutions and support to the government in Brazil. Election systems revenue consists of election equipment, networking, tabulation and diagnostic software development, training, support and maintenance. Lottery systems revenue consists of lottery equipment. The election and lottery equipment components are included in product revenue. The software development, training, support and maintenance components are included in service revenue. The election and lottery systems contracts can contain multiple deliverables and custom terms and conditions. For contracts that do not contain multiple deliverables, revenue is recognized upon customer acceptance. In contracts that involve multiple deliverables, amounts deferred for undelivered items are based upon the selling price of the deliverables as prescribed in ASC 605-25. The Company determines the selling price of deliverables within a multiple-deliverable arrangement based on the estimated selling price. Total arrangement consideration is allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement proportionately to each deliverable on the basis of each deliverable’s selling price. There have been no material changes to these estimates for the periods presented and the Company believes that these estimates generally should not be subject to significant changes in the future. However, changes to deliverables in future arrangements and the ability to establish the selling price could materially impact the amount of earned or deferred revenue.
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
Recently Adopted Accounting Guidance
In May 2010, the FASB issued ASU 2010-19, Foreign Currency Issues: Multiple Foreign Currency Exchange Rates (ASU 2010-19). ASU 2010-19 is effective as of the announcement date of March 18, 2010. ASU 2010-19 provides the Securities and Exchange Commission (SEC) staff’s views on certain foreign currency issues related to investments in Venezuela. These issues relate to Venezuela’s highly inflationary status. The adoption of the provisions of ASU 2010-19 did not have a material impact on the Company’s condensed consolidated financial statements.
On January 1, 2010, the Company adopted ASU 2009-13 and ASU 2009-14, as noted above.
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
FORM 10-Q as of September 30, 2010
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
The Company’s participating securities include restricted stock units, deferred shares and shares that were vested, but deferred by the employee. The Company has calculated basic and diluted earnings per share under both the treasury stock method and the two-class method. For the three and nine months ended September 30, 2010 and 2009, there was no impact in the per share amounts calculated under the two methods, therefore the treasury stock method is disclosed below. The following data shows the amounts used in computing earnings per share under the treasury stock method and the effect on the weighted-average number of shares of dilutive potential common stock:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Numerator:
Income used in basic and diluted earnings per share:
Income from continuing operations, net of tax	$44,062	$24,486	$99,370	$65,203
Income (loss) from discontinued operations, net of tax	2,043	(31,641)	390	(40,280)

Net income (loss) attributable to Diebold, Incorporated	$46,105	$(7,155)	$99,760	$24,923

Denominator (in thousands):
Weighted-average number of common shares used in basic earnings per share	65,705	66,279	65,982	66,236
Effect of dilutive shares	716	672	587	574

Weighted-average number of shares used in diluted earnings per share	66,421	66,951	66,569	66,810

Basic earnings per share:
Income from continuing operations, net of tax	$0.67	$0.37	$1.50	$0.99
Income (loss) from discontinued operations, net of tax	0.03	(0.48)	0.01	(0.61)

Net income (loss) attributable to Diebold, Incorporated	$0.70	$(0.11)	$1.51	$0.38

Diluted earnings per share:
Income from continuing operations, net of tax	$0.66	$0.37	$1.49	$0.98
Income (loss) from discontinued operations, net of tax	0.03	(0.48)	0.01	(0.61)

Net income (loss) attributable to Diebold, Incorporated	$0.69	$(0.11)	$1.50	$0.37

Anti-dilutive shares (in thousands):
Anti-dilutive shares not used in calculating diluted weighted-average shares	2,160	2,146	2,047	2,372

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2010
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except per share amounts)
NOTE 3: OTHER COMPREHENSIVE INCOME (LOSS)
The Company displays accumulated other comprehensive income separately from retained earnings and additional capital in the condensed consolidated balance sheets. Items recorded as other comprehensive income (loss) include adjustments made for foreign currency translation under FASB ASC 830, Foreign Currency Matters, pension adjustments, net of tax under FASB ASC 715, Compensation — Retirement Benefits, hedging activities under FASB ASC 815, Derivatives and Hedging and unrealized gains and losses on available-for-sale securities under FASB ASC 320, Investments.
The following table provides a reconciliation of total shareholders’ equity attributable to Diebold, Incorporated and the noncontrolling interests for the three months ended September 30, 2010:

		Total Diebold,
		Incorporated	Noncontrolling
	Total Equity	Shareholders’ Equity	Interests

Balance as of July 1, 2010	$1,046,818	$1,020,237	$26,581
Net income	47,477	46,105	1,372

Other comprehensive income (loss):
Foreign currency hedges and translation	57,964	57,591	373
Interest rate hedges	(227)	(227)	—
Pensions and other postretirement benefits	1,501	1,501	—
Unrealized loss, net on available-for-sale securities	(1,262)	(1,262)	—

Comprehensive income	105,453	103,708	1,745

Common shares	57	57	—
Additional capital	3,981	3,981	—
Treasury shares	(3,658)	(3,658)	—
Dividends declared	(17,913)	(17,913)	—
Distribution to noncontrolling interest holders	(1,217)	—	(1,217)

Balance as of September 30, 2010	$1,133,521	$1,106,412	$27,109

The following table provides a reconciliation of total shareholders’ equity attributable to Diebold, Incorporated and the noncontrolling interests for the three months ended September 30, 2009:

		Total Diebold,
		Incorporated	Noncontrolling
	Total Equity	Shareholders’ Equity	Interests
Balance as of July 1, 2009	$1,026,342	$1,002,880	$23,462
Net (loss) income	(6,404)	(7,155)	751

Other comprehensive income (loss):
Foreign currency hedges and translation	47,784	48,988	(1,204)
Interest rate hedges	(427)	(427)	—
Pensions and other postretirement benefits	1,170	1,170	—

Comprehensive income (loss)	42,123	42,576	(453)

Common shares	65	65	—
Additional capital	3,889	3,889	—
Treasury shares	(41)	(41)	—
Dividends declared	(17,364)	(17,364)	—

Balance as of September 30, 2009	$1,055,014	$1,032,005	$23,009

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2010
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except per share amounts)
The following table provides a reconciliation of total shareholders’ equity attributable to Diebold, Incorporated and the noncontrolling interests for the nine months ended September 30, 2010:

		Total Diebold,
		Incorporated	Noncontrolling
	Total Equity	Shareholders’ Equity	Interests

Balance as of January 1, 2010	$1,072,026	$1,046,379	$25,647
Net income	102,089	99,760	2,329

Other comprehensive income (loss):
Foreign currency hedges and translation	21,505	21,146	359
Interest rate hedges	(1,047)	(1,047)	-
Pensions and other postretirement benefits	4,199	4,199	-
Unrealized loss, net on available-for-sale securities	(607)	(607)	-

Comprehensive income	126,139	123,451	2,688

Common shares	268	268	-
Additional capital	15,089	15,089	-
Treasury shares	(24,786)	(24,786)	-
Dividends declared	(53,989)	(53,989)	-
Distribution to noncontrolling interest holders	(1,226)	-	(1,226)

Balance as of September 30, 2010	$1,133,521	$1,106,412	$27,109

The following table provides a reconciliation of total shareholders’ equity attributable to Diebold, Incorporated and the noncontrolling interests for the nine months ended September 30, 2009:

		Total Diebold,
		Incorporated	Noncontrolling
	Total Equity	Shareholders’ Equity	Interests
Balance as of January 1, 2009	$964,258	$946,601	$17,657
Net income	29,067	24,923	4,144

Other comprehensive income:
Foreign currency hedges and translation	101,386	99,639	1,747
Interest rate hedges	1,296	1,296	-
Pensions and other postretirement benefits	2,965	2,965	-

Comprehensive income	134,714	128,823	5,891

Common shares	337	337	-
Additional capital	10,200	10,200	-
Treasury shares	(1,879)	(1,879)	-
Dividends declared	(52,077)	(52,077)	-
Distribution to noncontrolling interest holders	(539)	-	(539)

Balance as of September 30, 2009	$1,055,014	$1,032,005	$23,009

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2010
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except per share amounts)
NOTE 4: SHARE-BASED COMPENSATION
The Company’s share-based compensation payments to employees are recognized in the statement of income based on their grant-date fair values during the period in which the employee is required to provide services in exchange for the award. Share-based compensation is recognized as a component of selling and administrative expense. Total share-based compensation expense for the three and nine months ended September 30, 2010 was $3,155 and $9,520, respectively. Total share-based compensation expense for the three and nine months ended September 30, 2009 was $2,841 and $8,898, respectively.
Options outstanding and exercisable as of September 30, 2010 under the Company’s 1991 Equity and Performance Incentive Plan (as Amended and Restated as of April 13, 2009) and changes during the nine months ended September 30, 2010, were as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value (1)
	(in thousands)	(per share)	(in years)
Outstanding at January 1, 2010	3,103	$37.84
Expired or forfeited	(239)	41.91
Exercised	(67)	26.00
Granted	411	27.88

Outstanding at September 30, 2010	3,208	$36.51	5	$5,927

Options exercisable at September 30, 2010	2,207	$40.25	4	$1,851
(1)
The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the closing price of the Company’s common shares on the last trading day of the third quarter of 2010 and the exercise price, multiplied by the number of “in-the-money” options) that would have been received by the option holders had all option holders exercised their options on September 30, 2010. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common shares.

Unvested performance shares are based on a maximum potential payout. Actual shares granted at the end of the performance period may be less than the maximum potential payout level depending on achievement of performance share objectives. The following tables summarize information on unvested restricted stock units (RSUs), performance shares and deferred shares for the nine months ended September 30, 2010:

	Number of	Weighted-Average
	Shares	Grant-Date Fair Value
	(in thousands)
RSUs:
Unvested at January 1, 2010	470	$32.64
Forfeited	(33)	36.66
Vested	(88)	45.19
Granted	249	27.16

Unvested at September 30, 2010	598	$29.04

Performance Shares:
Unvested at January 1, 2010	719	$36.70
Forfeited	(162)	57.16
Vested	(52)	58.65
Granted	237	35.89

Unvested at September 30, 2010	742	$31.15

Director Deferred Shares:
Oustanding at January 1, 2010	65	$34.15
Granted	25	33.28

Outstanding at September 30, 2010	90	$33.91

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2010
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except per share amounts)
NOTE 5: INCOME TAXES
The effective tax rate on continuing operations for the three months ended September 30, 2010 was 25.0 percent compared to 13.9 percent for the same period of 2009. The effective tax rate on continuing operations for the nine months ended September 30, 2010 was 27.4 percent compared to 23.2 percent for the same period of 2009. The 11.1 and 4.2 percentage point increase in the effective tax rate for the three and nine months ended September 30, 2010, respectively, was due to a higher percentage of income generated in regions with higher statutory tax rates, certain foreign income subject to tax in the United States. and tax benefits in 2009 related to the U.S. research and development credit and certain look-through rules that expired in 2010.
As previously noted, the tax rates for the three months and nine months ended September 30, 2009 included benefits related to the U.S. research and development credit and certain “look-through” rules related to foreign corporations, which expired on December 31, 2009. These benefits are not incorporated into the Company’s 2010 results as they have not been extended by the U.S. Congress.
Additionally, in March 2010, the Patient Protection and Affordable Care Act as well as the Health Care and Education Reconciliation Act of 2010 (the Acts) were signed into law. Beginning in 2013, the Acts eliminate the tax deduction of retiree prescription drug expenses that are reimbursed under Medicare Part D. The resulting deferred tax charge of $339 from enactment of the Acts was recognized in the results for the nine months ended September 30, 2010.
NOTE 6: INVESTMENTS
The Company’s investments, primarily in Brazil, consist of certificates of deposit and U.S. dollar indexed bond funds, which are classified as available-for-sale and stated at fair value based upon quoted market prices and net asset values, respectively. Unrealized gains and losses are recorded in other comprehensive income. Realized gains and losses are recognized in investment income. Realized gains, net from the sale of securities for the nine months ended September 30, 2010 were $33. Proceeds from the sale of available-for-sale securities were $35,624 during the nine months ended September 30, 2010.
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
The Company’s investments, excluding cash surrender value of insurance contracts of $66,299 and $65,489 as of September 30, 2010 and December 31, 2009, respectively, consist of the following:

		Unrealized
	Cost Basis	Loss	Fair Value
As of September 30, 2010
Short-term investments:
Certificates of deposit	$183,561	$-	$183,561
U.S. dollar indexed bond funds	12,500	(607)	11,893

	$196,061	$(607)	$195,454

Long-term investments:
Assets held in a rabbi trust	$8,363	$(421)	$7,942

As of December 31, 2009
Short-term investments:
Certificates of deposit	$157,216	$-	$157,216
U.S. dollar indexed bond funds	20,226	-	20,226

	$177,442	$-	$177,442

Long-term investments:
Assets held in a rabbi trust	$9,400	$(900)	$8,500

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2010
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except per share amounts)
NOTE 7: INVENTORIES
Major classes of inventories are summarized as follows:

	September 30, 2010	December 31, 2009
Finished goods	$216,449	$196,110
Service parts	168,094	168,281
Raw materials and work in process	100,286	83,852

Total inventories	$484,829	$448,243

NOTE 8: OTHER ASSETS
Included in other assets are net capitalized software development costs of $57,193 and $57,143 as of September 30, 2010 and December 31, 2009, respectively. Amortization expense on capitalized software of $4,562 and $12,492 was included in product cost of sales for the three and nine months ended September 30, 2010, respectively and $4,288 and $12,536 for the three and nine months ended September 30, 2009, respectively. Other long-term assets also consist of patents, trademarks and other intangible assets. Where applicable, other assets are stated at cost and, if applicable, are amortized ratably over the relevant contract period or the estimated life of the assets. Fees to renew or extend the term of the Company’s intangible assets are expensed when incurred. Impairment of long-lived assets is recognized when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the expected future undiscounted cash flows are less than the carrying amount of the asset group, an impairment loss may be recognized at that time to reduce the asset to its fair value in accordance with FASB ASC 360, Property, Plant and Equipment.
In the third quarter of 2010, the Company recorded a $3,000 other-than-temporary impairment within Diebold North America (DNA) continuing operations related to a cost method investment. The Company determined this investment was fully impaired as of September 30, 2010 due to a decline in fair value.
In the second quarter of 2010, the Company recorded a $4,096 intangible asset impairment within DNA continuing operations related to the 2004 acquisition of TFE Technology Holdings, a maintenance provider of network and hardware service solutions to federal and state government agencies and commercial firms. The impairment was a result of negative cash flows which were projected to persist related to this business due to non-renewal of certain contracts. Based on an analysis of the discounted and undiscounted future cash flows related to this business, the Company determined these customer contract intangible assets were fully impaired as of June 30, 2010.
Investment in Affiliate Investment in the Company’s non-consolidated affiliate is accounted for under the equity method and consists of a 50 percent ownership in Shanghai Diebold King Safe Company, Ltd. The balance of this investment as of September 30, 2010 and December 31, 2009 was $11,242 and $11,308, respectively, and fluctuated based on equity earnings and dividends. Equity earnings from the non-consolidated affiliate are included in miscellaneous, net in the condensed consolidated statements of income and were $680 and $2,106 for the three and nine months ended September 30, 2010, respectively, and $447 and $1,720 for the three and nine months ended September 30, 2009, respectively. The non-consolidated affiliate declared dividends of $2,172 for both the three and nine months ended September 30, 2010.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2010
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except per share amounts)
NOTE 9: DEBT
Outstanding debt balances were as follows:

	September 30, 2010	December 31, 2009
Notes payable - current:
Uncommitted lines of credit	$611	$16,915

Long-term debt:
Credit facility	$293,050	$240,000
Senior notes	300,000	300,000
Industrial development revenue bonds	11,900	11,900
Other	2,831	1,108

	$607,781	$553,008

As of September 30, 2010, the Company had various international short-term uncommitted lines of credit with borrowing limits of $67,973. The weighted-average interest rate on outstanding borrowings on these lines of credit as of September 30, 2010 and December 31, 2009 was 14.00 and 9.15 percent, respectively. Short-term uncommitted lines mature in less than one year. The amount available under the short-term uncommitted lines at September 30, 2010 was $67,362.
In October 2009, the Company entered into a three-year credit facility. As of September 30, 2010, the Company had borrowing limits under this facility totaling $502,240 ($400,000 and €75,000, translated). Under the terms of the credit facility agreement, the Company has the ability, subject to various approvals, to increase the borrowing limits by $200,000 and €37,500, respectively. Up to $30,000 and €15,000 of the revolving credit facility is available under a swing line subfacility. The weighted-average interest rate on outstanding credit facility borrowings as of September 30, 2010 and December 31, 2009 was 2.72 and 2.63 percent, respectively, which is variable based on the London Interbank Offered Rate (LIBOR). The amount available under the credit facility as of September 30, 2010 was $209,190.
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
In 1997, industrial development revenue bonds were issued on behalf of the Company. The proceeds from the bond issuances were used to construct new manufacturing facilities in the United States. The Company guaranteed the payments of principal and interest on the bonds by obtaining letters of credit. The bonds were issued with a 20-year original term and are scheduled to mature in 2017. Each industrial development revenue bond carries a variable interest rate, which is reset weekly by the remarketing agents. The weighted-average interest rate on the bonds was 0.57 and 0.80 percent as of September 30, 2010 and December 31, 2009, respectively.
The Company’s financing agreements contain various restrictive financial covenants, including net debt to capitalization and net interest coverage ratios. As of September 30, 2010, the Company was in compliance with the financial covenants in its debt agreements.
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

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2010
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except per share amounts)
existing retirees or for employees who may become eligible for these benefits in the future. There are no plan assets and the Company funds the benefits as the claims are paid.
The following table sets forth the net periodic benefit cost for the Company’s defined benefit pension plans and other benefits:

	Three Months Ended
	September 30,
	2010	2009	2010	2009
	Pension Benefits		Other Benefits
Components of net periodic benefit cost
Service cost	$2,500	$2,726	$-	$-
Interest cost	7,680	7,236	249	282
Expected return on plan assets	(9,604)	(9,244)	-	-
Amortization of prior service cost	48	68	(130)	(130)
Recognized net actuarial loss	1,512	1,122	71	110

Net periodic pension benefit cost	$2,136	$1,908	$190	$262

	Nine Months Ended
	September 30,
	2010	2009	2010	2009
	Pension Benefits		Other Benefits
Components of net periodic benefit cost
Service cost	$7,498	$8,177	$-	$-
Interest cost	23,042	21,710	745	845
Expected return on plan assets	(28,810)	(27,730)	-	-
Amortization of prior service cost	145	203	(388)	(388)
Recognized net actuarial loss	4,229	2,819	213	331

Net periodic pension benefit cost	$6,104	$5,179	$570	$788

Cash Flows
There have been no significant changes to the 2010 plan year contribution amounts previously disclosed. For the nine months ended September 30, 2010 and 2009, contributions of $14,673 and $16,978, respectively, were made to the qualified and non-qualified pension plans.
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
NOTE 11: GUARANTEES AND PRODUCT WARRANTIES
In September 2009, the Company sold its U.S. election systems business. The related sale agreement contained shared liability clauses pursuant to which the Company agreed to indemnify the purchaser for 70 percent of any adverse consequences to the purchaser arising out of certain defined potential litigation or obligations. As of September 30, 2010, there were no material adverse consequences related to these shared liability indemnifications. The Company’s maximum exposure under the shared liability indemnifications is $8,000.
In 1997, industrial development revenue bonds were issued on behalf of the Company. The Company guaranteed the payments of principal and interest on the bonds (refer to note 9) by obtaining letters of credit. The carrying value of the bonds was $11,900 as of September 30, 2010 and December 31, 2009.
The Company provides its global operations guarantees and standby letters of credit through various financial institutions to suppliers, customers, regulatory agencies and insurance providers. If the Company is not able to make payment or fulfill contractual obligations, the suppliers, customers, regulatory agencies and insurance providers may draw on the pertinent bank. At September 30, 2010, the maximum future payment obligations related to these various guarantees totaled $70,036, of which $23,202 represented standby

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2010
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except per share amounts)
letters of credit to insurance providers, and no associated liability was recorded. At December 31, 2009, the maximum future payment obligations relative to these various guarantees totaled $53,419, of which $22,628 represented standby letters of credit to insurance providers, and no associated liability was recorded.
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

	2010	2009
Balance at January 1	$62,673	$43,009
Current period accruals (a)	50,409	50,186
Current period settlements	(41,343)	(34,941)

Balance at September 30	$71,739	$58,254

(a) includes the impact of foreign exchange rate fluctuations
NOTE 12: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company uses derivatives to mitigate the economic consequences associated with the fluctuations in currencies and interest rates. The Company records all derivative instruments on the balance sheet at fair value and the changes in the fair value are recognized in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows derivative gains and losses to be reflected in the statement of income or other comprehensive income together with the hedged exposure, and requires that the Company formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. Gains or losses associated with ineffectiveness must be reported currently in earnings. The Company does not enter into any speculative positions with regard to derivative instruments.
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
FOREIGN EXCHANGE
Non-Designated Hedges A substantial portion of the Company’s operations and revenues are international. As a result, changes in foreign exchange rates can create substantial foreign exchange gains and losses from the revaluation of non-functional currency monetary assets and liabilities. The Company’s policy allows the use of foreign exchange forward contracts with maturities of up to 24 months to mitigate the impact of currency fluctuations on those foreign currency asset and liability balances. The Company elected not to apply hedge accounting to its foreign exchange forward contracts. Thus, spot-based gains/losses offset revaluation gains/losses within foreign exchange loss, net and forward-based gains/losses represent interest expense. For the three and nine months ended September 30, 2010, there were 229 and 636 non-designated foreign exchange contracts that settled, respectively. As of September 30, 2010, there were 54 non-designated foreign exchange contracts outstanding, primarily euro, British pound and Swiss franc, totaling $507,731, which represents the absolute value of notional amounts.
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

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2010
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
The Company’s monthly retrospective assessment of hedge effectiveness to determine whether the hedging relationship continues to qualify for hedge accounting is performed using regression analysis. The Company’s monthly prospective assessment of hedge effectiveness to measure the extent to which exact offset is not achieved is performed by comparing the cumulative change in the fair value of the interest rate swaps to the cumulative change in the fair value of the hypothetical interest rate swaps with critical terms that match the LIBOR-based borrowings. When computing cumulative changes in fair values, the Company computes the difference between the current fair value and the sum of all future discounted cash flows projected at designation that are not yet paid or accrued as of the current valuation date in order to isolate changes in fair value primarily attributable to changes in interest rates. Changes in value that are deemed effective are accumulated in other comprehensive income and reclassified to interest expense when the hedged interest is accrued. For the three and nine months ended September 30, 2010, the Company recognized net losses of $228 and $307 representing the change in fair value of the interest rate swap that was deemed ineffective. To the extent that it becomes probable that the Company’s variable rate borrowings will not occur, the gains or losses on the related cash flow hedges will be reclassified from other comprehensive income to interest expense.
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
The following table summarizes the fair value of derivative instruments designated and not designated as hedging instruments and their respective balance sheet location:

	September 30, 2010	December 31, 2009	Balance Sheet Location (1)
Derivatives designated as hedging instruments
Liability derivatives:
Interest rate contracts	$(1,348)	$(2,122)	Other current liabilities
Interest rate contracts	(3,137)	(1,277)	Other long-term liabilities

Total liability derivatives	(4,485)	(3,399)

Total derivatives designated	$(4,485)	$(3,399)

Derivatives not designated as hedging instruments
Asset derivatives:
Foreign exchange contracts	$2,537	$1,047	Other current assets
Foreign exchange contracts	1,100	399	Other current liabilities

Total asset derivatives	3,637	1,446

Liability derivatives:
Foreign exchange contracts	(999)	(560)	Other current assets
Foreign exchange contracts	(3,858)	(2,171)	Other current liabilities

Total liability derivatives	(4,857)	(2,731)

Total derivatives not designated	$(1,220)	$(1,285)

Total derivatives	$(5,705)	$(4,684)

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
FORM 10-Q as of September 30, 2010
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except per share amounts)
The following tables summarize the gain (loss) recognized on designated derivative instruments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest rate contracts
(Loss) gain recognized in OCI (effective portion)	$(127)	$(419)	$(778)	$1,090
Gain (loss) reclassified from accumulated OCI (effective portion)	100	8	269	(206)
Loss recognized in income (ineffective portion)	(228)	-	(307)	-

Foreign exchange contracts
Loss recognized in OCI (effective portion)	-	(2,051)	-	(4,533)
Gains and losses related to interest rate contracts that are reclassified from accumulated OCI are recorded in interest expense on the statement of income. The Company anticipates reclassifying $1,019 from other comprehensive income to interest expense within the next 12 months.
The following table summarizes the gain (loss) recognized on non-designated derivative instruments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009	Income Statement Location
Foreign exchange contracts	$(1,805)	$(2,250)	$(4,864)	$(7,445)	Interest expense
Foreign exchange contracts	(12,285)	366	9,870	(17,622)	Foreign exchange gain (loss), net

Total	$(14,090)	$(1,884)	$5,006	$(25,067)

NOTE 13:   RESTRUCTURING AND OTHER CHARGES
Restructuring Charges
The following table summarizes the impact of the Company’s restructuring charges (benefits) on the condensed consolidated statements of income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Cost of sales - products	$305	$700	$787	$3,104
Cost of sales - services	35	536	(175)	3,936
Selling and administrative expense	100	411	2,336	3,086
Research, development and engineering expense	43	125	(155)	102

Total	$483	$1,772	$2,793	$10,228

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2010
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except per share amounts)
The following table summarizes the Company’s restructuring charges (benefits) within continuing operations for its DNA and DI reporting segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
DNA
Severance	$352	$583	$2,235	$2,777
Other (1)	(98)	774	(215)	2,908
DI
Severance	178	187	556	3,900
Other (2)	51	228	217	643

Total	$483	$1,772	$2,793	$10,228

(1)	Net other restructuring charges (benefits) included in the DNA segment include pension obligation, gain on sale of assets and costs to move products.

(2)	Net other restructuring charges included in the DI segment include legal and professional fees.
Net restructuring charges of $2,354 and $4,098 for the nine months ended September 30, 2010 and 2009, respectively, related to reductions in the Company’s global workforce, including realignment of the organization and resources to better support opportunities in emerging growth markets and consolidation of certain international facilities in efforts to optimize overall operational performance. In December 2009, the Company began to implement a workforce reduction of 350 employees, which primarily affects its Canton, Ohio area facilities. The Company expects to complete this workforce reduction no later than the end of 2010.
Net restructuring charges of $408 and $2,859 for the nine months ended September 30, 2010 and 2009, respectively, related to the Company’s strategic global manufacturing realignment plans. The Company’s global manufacturing realignment plans include the closure of its manufacturing facilities in Newark, Ohio and Cassis, France in 2008 and 2006, respectively as well as the movement of Opteva product manufacturing out of Lexington, North Carolina in 2009. The Company believes these plans are substantially complete. Security manufacturing operations continue in the Lexington facility. Restructuring charges in 2010 were primarily the result of legal and professional fees related to these plans. These charges were partially offset by benefits related to a pension obligation which was settled in the first quarter of 2010 (refer to note 10) and a gain on the sale of assets.
Other restructuring charges were $31 and $3,271 for the nine months ended September 30, 2010 and 2009, respectively. The 2009 costs were primarily related to employee severance costs in connection with the Company’s sale of a manufacturing facility in Argentina.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2010
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except per share amounts)
The following table summarizes the Company’s cumulative total restructuring costs for the significant plans:

		Global
	Workforce	Manufacturing
	Reductions	Realignment
Costs incurred to date:
DNA	$20,441	$12,430
DI	19,743	24,767

Total costs incurred to date	$40,184	$37,197

Remaining costs:
DNA	$250	$62
DI	250	410

Remaining costs as of September 30, 2010	$500	$472

The following table summarizes the Company’s restructuring accrual balances and related activity for the nine months ended September 30, 2010:

	Severance	Other	Total
Balance as of January 1, 2010	$15,195	$6,722	$21,917
Liabilities incurred/changes in estimates	2,791	2	2,793
Liabilities paid	(14,642)	(6,724)	(21,366)

Balance as of September 30, 2010	$3,344	$-	$3,344

Other Charges and Expense Reimbursements
Other charges and expense reimbursements consist of items that the Company determines are non-routine in nature and are not expected to recur in future operations. Net non-routine income of $4,130 impacted the nine months ended September 30, 2010 compared to net non-routine expenses of $15,005 in the same period of 2009. Net non-routine income for 2010 consisted primarily of reimbursements from the Company’s director and officer (D&O) insurance carriers related to legal and other expenses incurred as part of the SEC and Department of Justice (DOJ) investigations (government investigations) and was recorded in selling and administrative expense. The Company continues to pursue reimbursement with its D&O insurance carriers of approximately $6,900 of previously incurred legal and other expenditures related to the government investigations. In June 2010, the SEC finalized the settlement of civil charges stemming from the government investigations. The Company had previously reached an agreement in principle in 2009 with the staff of the SEC and the Company accrued a $25,000 penalty in the first quarter of 2009, which was paid in June 2010. Net non-routine expenses in 2009 consisted of $1,328 in legal and other consultation fees recorded in selling and administrative expense related to the government investigations and a $25,000 charge, recorded in miscellaneous, net, related to the 2009 agreement in principle with the staff of the SEC to settle civil charges. In addition, in 2009 selling and administrative expense was offset by $11,323 of non-routine income, primarily related to reimbursements from the Company’s D&O insurance carriers related to legal and other expenses incurred as part of the government investigations.
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
FORM 10-Q as of September 30, 2010
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

•	Level 3 — Unobservable inputs for which there is little or no market data.
Summary of Assets and Liabilities Recorded at Fair Market Value
Assets and liabilities subject to fair value measurement are as follows:

	September 30, 2010				December 31, 2009
		Fair Value Measurements Using				Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments
Certificates of deposit	$183,561	$183,561	$-	$-	$157,216	$157,216	$-	$-
U.S. dollar indexed bond funds	11,893	-	11,893	-	20,226	-	20,226	-
Assets held in a rabbi trust	7,942	7,942	-	-	8,500	8,500	-	-
Foreign exchange forward contracts	1,538	-	1,538	-	487	-	487	-
Contingent consideration on sale of business	1,652	-	-	1,652	2,386	-	-	2,386

Total	$206,586	$191,503	$13,431	$1,652	$188,815	$165,716	$20,713	$2,386

Liabilities
Deferred compensation	$7,942	$7,942	$-	$-	$8,500	$8,500	$-	$-
Foreign exchange forward contracts	2,758	-	2,758	-	1,772	-	1,772	-
Interest rate swaps	4,485	-	4,485	-	3,399	-	3,399	-

Total	$15,185	$7,942	$7,243	$-	$13,671	$8,500	$5,171	$-

Short-Term Investments The Company has investments in certificates of deposit that are recorded at cost, which approximates fair value. Additionally, the Company has investments in U.S. dollar indexed bond funds that are classified as available-for-sale and stated at fair value. U.S. dollar indexed bond funds are reported at net asset value, which is the practical expedient for fair value as determined by banks where funds are held.
Assets Held in a Rabbi Trust / Deferred Compensation The fair value of the assets held in a rabbi trust (refer to note 6) is derived from investments in a mix of money market, fixed income and equity funds managed by Vanguard. The related deferred compensation liability is recorded at fair value.
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

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2010
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except per share amounts)
The following table summarizes the changes in fair value of the Company’s level 3 assets:

Balance as of January 1, 2010	$2,386
Cash collections	(1,815)
Fair value adjustments	1,081

Balance as of September 30, 2010	$1,652

Summary of Assets and Liabilities Recorded at Carrying Value
The fair value of the Company’s cash and cash equivalents, trade receivables and accounts payable, approximates the carrying value due to the relative short maturity of these instruments. The fair value and carrying value of the Company’s debt instruments are summarized as follows:

	September 30, 2010		December 31, 2009
		Carrying		Carrying
	Fair Value	Value	Fair Value	Value
Current notes payable	$611	$611	$16,915	$16,915
Long-term debt	614,656	607,781	550,254	553,008

Total debt instruments	$615,267	$608,392	$567,169	$569,923

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
The reconciliation between segment information and the condensed consolidated financial statements is disclosed. Revenue summaries by geographic area and product and service solutions are also disclosed. Certain information not routinely used in the management of the DNA and DI segments, information not allocated back to the segments or information that is impractical to report is not shown. Items not allocated are as follows: investment income; interest expense; equity in the net income of investees accounted for by the equity method; income tax expense or benefit; and discontinued operations.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2010
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except per share amounts)
The following table presents information regarding the Company’s segment information:

	DNA	DI	Total
For the three months ended September 30, 2010
Customer revenue	$349,673	$398,947	$748,620
Operating profit	34,270	18,109	52,379
Capital expenditures	6,872	4,203	11,075
Depreciation	8,624	7,437	16,061

For the three months ended September 30, 2009
Customer revenue	$325,363	$319,859	$645,222
Operating profit	19,544	11,626	31,170
Capital expenditures	3,480	2,797	6,277
Depreciation	6,383	4,605	10,988

As of and for the nine months September 30, 2010
Customer revenue	$968,508	$1,064,291	$2,032,799
Operating profit	67,096	72,723	139,819
Capital expenditures	24,373	13,618	37,991
Depreciation	19,877	18,991	38,868
Property, plant and equipment, at cost	456,974	176,533	633,507
Total assets	1,046,254	1,544,088	2,590,342

As of and for the nine months ended September 30, 2009
Customer revenue	$1,043,500	$949,869	$1,993,369
Operating profit	68,353	53,901	122,254
Capital expenditures	18,746	9,668	28,414
Depreciation	19,309	15,425	34,734
Property, plant and equipment, at cost	439,004	166,232	605,236
Total assets	1,139,171	1,384,890	2,524,061
The following table presents information regarding the Company’s revenue by geographic region:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue summary by geography
Diebold North America	$349,673	$325,363	$968,508	$1,043,500
Diebold International:
Latin America including Brazil	248,649	150,154	573,976	437,757
Asia Pacific	68,391	98,142	257,249	280,762
Europe, Middle East and Africa	81,907	71,563	233,066	231,350

Total Diebold International	398,947	319,859	1,064,291	949,869

Total revenue	$748,620	$645,222	$2,032,799	$1,993,369

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2010
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except per share amounts)
The following table presents information regarding the Company’s revenue by product and service solution:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenue summary by product and service solution	2010	2009	2010	2009
Financial self-service:
Products	$237,686	$216,520	$645,127	$722,020
Services	273,049	268,816	806,306	798,275

Total financial self-service	510,735	485,336	1,451,433	1,520,295
Security:
Products	49,150	61,173	149,545	177,002
Services	103,970	97,201	298,243	292,081

Total security	153,120	158,374	447,788	469,083

Total financial self-service & security	663,855	643,710	1,899,221	1,989,378
Election and lottery systems:
Products	84,760	1,512	133,553	3,991
Services	5	—	25	—

Total election and lottery systems	84,765	1,512	133,578	3,991

Total revenue	$748,620	$645,222	$2,032,799	$1,993,369

NOTE 16: DISCONTINUED OPERATIONS
During the third quarter of 2009, the Company sold its U.S. election systems business, primarily consisting of its subsidiary Premier Election Solutions, Inc. (PESI), for $12,147, including $5,000 of cash and contingent consideration with a fair value of $7,147, which represents 70 percent of any cash collected over a five-year period on the accounts receivable balance of the sold business as of August 31, 2009. The sale agreement contained indemnification clauses pursuant to which the Company agreed to indemnify the purchaser for any and all adverse consequences relating to certain existing liabilities. In addition, the sale agreement contained shared liability clauses pursuant to which the Company agreed to indemnify the purchaser for 70 percent of any adverse consequences to the purchaser arising out of certain defined potential litigation or obligations. As of September 30, 2010, there were no material adverse consequences related to these shared liability indemnifications. The Company’s maximum exposure under the shared liability indemnifications is $8,000. The carrying value of the indemnified and shared liabilities related to the PESI sale was $1,531 as of September 30, 2010.
During the fourth quarter of 2008, the Company decided to discontinue its enterprise security operations in the Europe, Middle East and Africa region.
Summarized financial information for discontinued operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Total revenue	$199	$5,194	$510	$23,018

Loss from discontinued operations	$(167)	$(2,633)	$(2,634)	$(14,781)
Loss on sale of discontinued operations	-	(50,750)	-	(50,750)
Income tax benefit	2,210	21,742	3,024	25,251

Income (loss) from discontinued operations, net of tax	$2,043	$(31,641)	$390	$(40,280)

During the third quarter of 2010, the Company finalized and filed its consolidated U.S. federal tax return and recorded an additional tax benefit of $2,147 included within income (loss) from discontinued operations, net of tax.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of September 30, 2010
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
During the past four years, the Company’s management continued to execute against its strategic roadmap developed in 2006 to strengthen operations and build a strong foundation for future success in its two core lines of business: financial self-service and security solutions. This roadmap was built around five key priorities: increase customer loyalty; improve quality; strengthen the supply chain; enhance communications and teamwork; and rebuild profitability. In 2010, there have been encouraging signs of stabilization and growth in many of the Company’s major geographic areas. The Company’s focus is on capturing this demand and on converting these opportunities into longer-term, services-driven relationships whenever possible. Also, the Company will continue to focus on remediation of its material weaknesses related to internal control over financial reporting.
During the third quarter of 2010, the Company delivered solid results with the Brazil elections systems business having a large positive impact. In addition, the Company’s core business in Brazil, as well as other key geographies performed extremely well during the third quarter of 2010, delivering meaningful top-line growth and significant improvement in earnings. Also encouraging was the double-digit increase in global orders. Each geographic region delivered order growth during the period, which affirms the Company’s assessment that its industry is beginning to recover. Income from continuing operations attributable to Diebold, Incorporated, net of tax, for the three months ended September 30, 2010 was $44,062 or $0.66 per share, an increase of $19,576 or $0.29 per share, respectively, from the same period of 2009. Revenue for the three months ended September 30, 2010 was $748,620, an increase of 16.0 percent from same period of 2009. Income from continuing operations attributable to Diebold, Incorporated, net of tax, for the nine months ended September 30, 2010 was $99,370 or $1.49 per share, an increase of $34,167 or $0.51 per share, respectively, from the same period of 2009. Revenue for the nine months ended September 30, 2010 was $2,032,799, an increase of 2.0 percent from same period of 2009.
Vision and strategy
The Company’s vision is to be recognized as the essential partner in creating and implementing ideas that optimize convenience, efficiency and security. This vision is the guiding principle behind the Company’s transformation to becoming a more services-oriented company. Today, service comprises more than 50 percent of the Company’s revenue. The Company expects that this percentage will continue to grow over time as the Company continues to build on its strong base of maintenance and advanced services to deliver world-class integrated services. For example, in the second quarter of 2010, the Company announced that Bellco Credit Union, among the 50 largest credit unions in the United States, chose Diebold Integrated Services® to enhance the efficiency of its operations and provide the latest financial innovations to its members. As part of the agreement, the Company upgraded 65 ATMs for Bellco. Fifty Diebold Opteva® terminals now include advanced deposit automation technology, enhancing the self-service transaction experience for Bellco members. While this example represents a relatively small base, management is encouraged by the rate at which the Diebold Integrated Services business is growing. In recognition of the Company’s efforts, it was ranked 15th on the International Association of Outsourcing Professionals’® 2010 Global Outsourcing 100 list.
Another area of focus within the financial self-service business is broadening the Company’s deposit automation solutions set, including check imaging, envelope-free currency acceptance, teller automation, and payment and document imaging solutions. The Company’s ImageWay® check-imaging solution fulfills an industry-wide demand for cutting-edge technologies that enhance efficiencies. To date, the Company has shipped more than 50,000 deposit automation modules. During the third quarter of 2010, the Company announced that Vakifbank, the fifth largest bank in Turkey, had signed a deal with the Company to provide 575 image-enabled Opteva® ATMs equipped with coin dispensers and the enhanced note acceptor (ENA), enabling cash deposit and bill pay functionality, along with customized Agilis software that will operate the bank’s terminals.
Financial institutions are eager to reduce costs and optimize management and productivity of their ATM channels — and they are increasingly exploring new solutions. The Company remains uniquely positioned to provide the infrastructure necessary to manage all aspects of an ATM network. For example, U.S. Bank is partnering with the Company to provide a multi-vendor software application

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of September 30, 2010
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(dollars in thousands, except per share amounts)
to run on the U.S. Bank’s Prodigy ATM terminals across its expanding retail franchise. The Company developed a custom software solution for the bank, built on the Company’s cross-vendor Agilis EmPower® application. The Company will achieve a milestone as it delivers this solution to U.S. Bank ATMs — more than 500,000 terminals around the world are running Agilis software and cross-vendor framework components. The Company’s software solution offers advantages to U.S. Bank, including operational efficiency and brand differentiation. The application provides a platform for enhanced ATM services to U.S. Bank’s customers into the future, such as deposit automation. In addition, the Company has introduced a comprehensive portfolio of skimming-protection solutions that help financial institutions mitigate card skimming, one of the largest threats against the ATM channel worldwide. Designed to provide effective countermeasures against known skimming attack vectors, the Company’s ATM Security Protection Suite consists of anti-skimming packages and an industry-leading outsourced monitoring service. The suite offers five levels of protection to proactively guard against increasingly sophisticated card-skimming attacks. In addition, during the third quarter the Company announced it earned compliance with two important third-party audits that verify its continuous compliance with industry standards for ATM security. The Company achieved full compliance with ANSI/X9 TR-39-2009 (TR-39) and PCI PIN Review audits for encrypted personal identification number (PIN) pad and remote key loading technologies employed in the Company’s Opteva® ATMs. The TR-39 and PCI PIN Review audits confirm that the Company is following ATM security best practices related to the management, PINs and data.
Within the security business, the Company is diversifying by expanding and enhancing offerings in its financial, government, enterprise and retail markets. Looking ahead, management believes enterprise security and other growth initiatives outside of the financial space — particularly in the security monitoring, retail and enterprise markets — will help build growth. Additional growth strategies include broadening the Company’s solutions portfolio in fire, energy management, remote video surveillance, logical security and integrated enterprise systems as well as expanding the distribution model. During the third quarter of 2010, the Company announced it lent its security expertise as a consultant and integrator for a security infrastructure upgrade at the North American headquarters of world-renowned Christie’s Auction House. The Company designed a new command and control center for Christie’s Rockefeller Center headquarters in New York City. In addition, the Company currently teamed with McKenney’s, Inc. (McKenney’s), a major design build mechanical contracting and systems integration firm, to provide advanced monitoring services to McKenney’s customer base across the southeastern United States. As a new member of the Diebold Advanced Dealer Program, McKenney’s will leverage the Company’s full line of award-winning advanced monitoring solutions to help its customers reduce costs, enhance security and increase operational efficiencies.
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
The Company is committed to making the strategic decisions that not only streamline operations, but also enhance its ability to serve its customers. The Company remains confident in its ability to continue to execute on cost-reduction initiatives, deliver solutions that help improve customers’ businesses and create shareholder value. In December 2009, the Company announced it is realigning its organization and resources to better support opportunities in the emerging growth markets, resulting in the elimination of approximately 350 full-time jobs from its North America operations and corporate functions and a fourth quarter 2009 charge of approximately $9,500. During the three and nine months ended September 30, 2010, the Company incurred pre-tax net restructuring charges of $483 or $0.01 per share and $2,793 or $0.03 per share, respectively, primarily related to reductions in the Company’s global workforce. During the three and nine months ended September 30, 2009, the Company incurred pre-tax restructuring charges of $1,772 or $0.02 per share and $10,228 or $0.11 per share, respectively, primarily related to the sale of certain assets and liabilities in Argentina, strategic global manufacturing realignment and reductions in the Company’s global workforce.
Other charges and expense reimbursements consist of items that the Company determines are non-routine in nature and are not expected to recur in future operations. Net non-routine income of $4,130 impacted the nine months ended September 30, 2010 compared to net non-routine expenses of $15,005 in the same period of 2009. Net non-routine income for 2010 consisted primarily of reimbursements from the Company’s director and officer (D&O) insurance carriers related to legal and other expenses incurred as part of the settled U.S. Securities and Exchange Commission (SEC) and Department of Justice (DOJ) investigations (government investigations) and was recorded in selling and administrative expense. The Company continues to pursue reimbursement with its

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of September 30, 2010
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(dollars in thousands, except per share amounts)
D&O insurance carriers of approximately $6,900 of previously incurred legal and other expenditures related to the government investigations. In June 2010, the SEC finalized the settlement of civil charges stemming from the government investigations. The Company had previously reached an agreement in principle in 2009 with the staff of the SEC and the Company accrued a $25,000 penalty in the first quarter of 2009, which was paid in June 2010. Net non-routine expenses in 2009, consisted of $1,328 in legal and other consultation fees recorded in selling and administrative expense related to the government investigations and a $25,000 charge, recorded in miscellaneous, net, related to the 2009 agreement in principle with the staff of the SEC to settle civil charges. In addition, in 2009 selling and administrative expense was offset by $11,323 of non-routine income, primarily related to reimbursements from the Company’s D&O insurance carriers related to legal and other expenses incurred as part of the government investigations.
Out-of-Period Adjustment
The Company continues to work to remediate a control weakness in the area of application of accounting policies specific to multiple-deliverable arrangements. As part of remediation, during the third quarter of 2010, the Company recorded an out-of-period adjustment to defer revenue previously recognized that was not in accordance with GAAP. The immaterial out-of-period adjustment was recorded within the Company’s operations in China, included in the Diebold International (DI) reporting segment. The adjustment decreased revenue related to multiple-deliverable contracts that included revenue which was contingent upon the installation of the equipment. This deferred revenue will be recognized upon completion of installation. The out-of-period adjustment for the three and nine months ended September 30, 2010 represents a decrease in revenue of $18,688 and $19,822, respectively and a decrease to operating profit of $5,270 and $5,753, respectively.
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
AND RESULTS OF OPERATIONS as of September 30, 2010
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

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2010		2009		2010		2009
		% of		% of		% of		% of
	Dollars	Net sales	Dollars	Net sales	Dollars	Net sales	Dollars	Net sales
Net sales	$748,620	100.0	$645,222	100.0	$2,032,799	100.0	$1,993,369	100.0
Gross profit	193,894	25.9	152,209	23.6	530,048	26.1	473,446	23.8
Operating expenses	141,515	18.9	121,039	18.8	390,229	19.2	351,192	17.6
Operating profit	52,379	7.0	31,170	4.8	139,819	6.9	122,254	6.1
Income from continuing operations	45,434	6.1	25,237	3.9	101,699	5.0	69,347	3.5
Income (loss) from discontinued operations, net of tax	2,043		(31,641)		390		(40,280)
Net income attributable to noncontrolling interests	1,372		751		2,329		4,144
Net income (loss) attributable to Diebold, Incorporated	46,105		(7,155)		99,760		24,923

Diluted earnings per share:
Net income from continuing operations	$0.66		$0.37		$1.49		$0.98
Income (loss) from discontinued operations	0.03		(0.48)		0.01		(0.61)

Net income (loss) attributable to Diebold, Incorporated	$0.69		$(0.11)		$1.50		$0.37

Third Quarter 2010 Comparisons with Third Quarter 2009
Net Sales
The following table represents information regarding our net sales:

	Three Months Ended
	September 30,
	2010	2009	$ Change	% Change
Net sales	$748,620	$645,222	$103,398	16.0
Financial self-service sales in the third quarter of 2010 increased by $25,399 or 5.2 percent compared to the same period of 2009. The increase in financial self-service sales included a net favorable currency impact of $7,325, of which $7,494 related to the Brazilian real. Additionally, Brazil increased by $4,651 or 4.0 percent due to increased volume. North America increased $31,055 or 17.2 percent due to higher volume in the U.S. national and regional bank businesses. Europe, Middle East and Africa (EMEA) increased $14,447 or 21.5 percent on a fixed-rate basis, due to sales in the third quarter of 2010 within Turkey. Asia Pacific decreased $33,847 or 35.4 percent on a fixed rate basis. The decrease in Asia Pacific was due to lower volume in India and Indonesia, as well as the out-of-period adjustment in the third quarter of 2010 which decreased net sales by $18,688.
Security solutions sales in the third quarter of 2010 decreased by $5,254 or 3.3 percent compared to the same period of 2009. North America decreased $6,745 or 4.7 percent due primarily to the lack of new bank branch construction as a result of the continued weakness in demand for security products in the U.S. financial market.
Brazilian-based election systems sales were $76,997 in the third quarter of 2010 compared to none in the same period of 2009. This business has historically been cyclical, recurring every other year. Lottery systems sales increased $6,256 in the third quarter of 2010 compared to the same period of 2009.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of September 30, 2010
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(dollars in thousands, except per share amounts)
Gross Profit
The following table represents information regarding our gross profit:

	Three Months Ended
	September 30,		$ Change/
	2010	2009	% Point Change	% Change
Gross profit – products	$91,854	$59,635	$32,219	54.0
Gross profit – services	102,040	92,574	9,466	10.2

Total gross profit	$193,894	$152,209	$41,685	27.4

Total gross profit margin	25.9%	23.6%	2.3
Product gross margin was 24.7 percent in the third quarter of 2010 compared to 21.4 percent in the same period of 2009. The increase in product margin resulted primarily from a more favorable customer and geographic mix particularly in the Americas. In the third quarter of 2010, the Company recorded an out-of-period adjustment which negatively impacted product gross margin by $5,270.
Service gross margin was 27.1 percent in the third quarter of 2010 compared to 25.3 percent in the same period of 2009. The service margin improvement was driven by continued improvements in product reliability and productivity. Additionally, the third quarter of 2010 included restructuring charges of $35 compared to $536 in the same period of 2009. The third quarter 2010 restructuring charges related to workforce reductions and charges in the third quarter of 2009 related to workforce reductions and service branch consolidation.
Operating Expenses
The following table represents information regarding our operating expenses:

	Three Months Ended
	September 30,
	2010	2009	$ Change	% Change
Selling and administrative expense	$119,425	$103,624	$15,801	15.2
Research, development, and engineering expense	19,090	17,415	1,675	9.6
Impairment of assets	3,000	—	3,000	N/A

Total operating expenses	$141,515	$121,039	$20,476	16.9

Selling and administrative expense in the third quarter of 2010 was impacted by higher healthcare and pension expenses, higher selling expense related to increased sales volume, and higher legal and consulting expenses associated with remediation and compliance efforts.
Research, development, and engineering expense as a percent of net sales was flat to prior year as increased investment in research and development in the third quarter of 2010 was paralleled with higher revenue.
In the third quarter of 2010, the Company recorded a $3,000 other than temporary impairment related to a cost-method investment. The Company determined this investment was fully impaired as of September 30, 2010 due to a decline in fair value.
Operating Profit
The following table represents information regarding our operating profit:

	Three Months Ended
	September 30,		$ Change/
	2010	2009	% Point Change	% Change
Operating profit	$52,379	$31,170	$21,209	68.0
Operating profit margin	7.0%	4.8%	2.2
The increase in operating profit was due to higher product and service gross profit. These increases were partially offset by higher operating expenses and the impairment in the third quarter of 2010.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of September 30, 2010
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(dollars in thousands, except per share amounts)
Other Income (Expense)
The following table represents information regarding our other income (expense):

	Three Months Ended
	September 30,
	2010	2009	$ Change	% Change
Investment income	$10,487	$8,344	$2,143	25.7
Interest expense	(9,631)	(8,223)	(1,408)	17.1
Foreign exchange gain (loss), net	5,428	(1,260)	6,688	N/M
Miscellaneous, net	1,915	(709)	2,624	N/M

Other income (expense)	$8,199	$(1,848)	$10,047	N/M

Investment income increased $2,143 due to interest received on a legal settlement related to overdue receivables in Brazil and increased leasing interest income. Interest expense increased due to higher interest rates and a credit facility fee in the third quarter of 2010 of $865. The improvement in foreign exchange was due to favorability across all regions.
Income from Continuing Operations
The following table represents information regarding our income from continuing operations:

	Three Months Ended
	September 30,		$ Change/
	2010	2009	% Point Change	% Change
Income from continuing operations	$45,434	$25,237	$20,197	80.0
Percent of net sales	6.1	3.9	2.2
Effective tax rate	25.0%	13.9%	11.1
The increase in net income from continuing operations was driven by higher sales and higher gross margins in both product and service as well as favorable movements within other income/expense. These increases were partially offset by higher operating expenses. The 11.1 percentage point increase in the effective tax rate was due to a higher percentage of income generated in regions with higher statutory tax rates, certain foreign income subject to tax in the United States and tax benefits related to the U.S. research and development credit and certain “look-through” rules that expired in 2010.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of September 30, 2010
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(dollars in thousands, except per share amounts)
Income (Loss) from Discontinued Operations
The following table represents information regarding our income (loss) from discontinued operations:

	Three Months Ended
	September 30,
	2010	2009	$ Change	% Change
Income (loss) from discontinued operations, net of tax	$2,043	$(31,641)	$33,684	N/M
Third quarter 2010 income (loss) from discontinued operations, net of tax, included costs primarily related to the sale of the U.S. elections systems business. The Company finalized and filed its consolidated U.S. federal tax return during the third quarter of 2010 and recorded an additional tax benefit of $2,147. Included in the third quarter 2009 loss from discontinued operations, net of tax, was the sale of the U.S.-based elections systems business which resulted in a loss, net of tax, of $31,438. Refer to note 16 to the condensed consolidated financial statements for further details of discontinued operations.
Net Income attributable to Diebold, Incorporated
The following table represents information regarding our net income:

	Three Months Ended
	September 30,
	2010	2009	$ Change	% Change
Net income (loss) attributable to Diebold, Incorporated	$46,105	$(7,155)	$53,260	N/M
Based on the results from continuing and discontinued operations discussed above, the Company reported net income (loss) attributable to Diebold, Incorporated of $46,105 and ($7,155) for the three months ended September 30, 2010 and 2009, respectively.
Segment Analysis and Operating Profit Summary
In the first quarter of 2010, the Company began management of its businesses on a geographic basis, changing from the previous model of sales channel segments. In order to align the Company’s external reporting of its financial results with this organizational change, the Company has modified its segment reporting. The Company now reports the following two segments: Diebold North America (DNA) and DI. DNA net sales of $349,673 for the third quarter of 2010 increased $24,310 or 7.5 percent compared to the same period of 2009. The increase in DNA net sales was due to increased product volume in the national businesses and an increase in service revenue. DI net sales of $398,947 for the third quarter of 2010 increased by $79,088 or 24.7 percent compared to the same period of 2009, primarily due to higher volume in Brazil due mainly to elections systems revenue. There were additional increases in net sales in EMEA and Latin America. The DI increase included a net favorable currency impact of $7,306 of which $7,596 related to the Brazilian real. These increases were partially offset by lower revenue in Asia Pacific due in part to the out-of-period adjustment of $18,688 recorded in the third quarter of 2010.
DNA operating profit for the third quarter of 2010 increased by $14,726 or 75.3 percent compared to the same period of 2009. Operating profit was favorably affected by higher product sales volume and margin performance, partially offset by higher operating expenses. DI operating profit for the third quarter of 2010 increased by $6,483 or 55.8 percent compared to the same period of 2009. The increase in DI operating profit resulted from Brazilian elections systems sales offset by higher operating expenses and the out of period adjustment.
Refer to note 15 to the condensed consolidated financial statements for further details of segment revenue and operating profit.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of September 30, 2010
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(dollars in thousands, except per share amounts)
Nine Months Ended September 30, 2010 Comparisons with Nine Months Ended September 30, 2009
Net Sales
The following table represents information regarding our net sales:

	Nine Months Ended
	September 30,
	2010	2009	$ Change	% Change
Net sales	$2,032,799	$1,993,369	$39,430	2.0
Financial self-service sales in the first nine months of 2010 decreased by $68,862 or 4.5 percent compared to the same period of 2009. The decrease in financial self-service sales included a net favorable currency impact of $66,405, of which $53,132 related to the Brazilian real. Additionally, Brazil decreased by $64,714 or 17.2 percent due to declines in volume. North America decreased $44,321 or 7.2 percent due to reduced volume in the U.S. national bank business as the first nine months of 2009 included a large project for a customer that upgraded the majority of its ATM install base with our deposit automation solution. The project began in the second half of 2008 and was completed in the second quarter of 2009. Asia Pacific decreased $30,563 or 11.5 percent due to lower volume and as the Company recorded an out-of-period adjustment in the third quarter of 2010 to decrease net sales by $19,822.
Security solutions sales in the first nine months of 2010 decreased by $21,295 or 4.5 percent compared to the same period of 2009. North America decreased $30,671 or 7.1 percent due primarily to the lack of new bank branch construction as a result of the continued weakness in the U.S. financial market. In addition, the decrease in North America resulted from volume declines in the retail and government markets. Asia Pacific increased $7,050 or 46.2 percent from the first nine months of 2009 due to continued business development and favorable currency impact.
Brazilian-based election systems sales were $123,215 in the first nine months of 2010 compared to none in the same period of 2009. This business has historically been cyclical, with Brazilian elections recurring every other year. Lottery systems sales increased $6,372 in the first nine months of 2010 compared to the same period of 2009.
Gross Profit
The following table represents information regarding our gross profit:

	Nine Months Ended
	September 30,		$ Change/
	2010	2009	% Point Change	% Change
Gross profit – products	$234,464	$213,874	$20,590	9.6
Gross profit – services	295,584	259,572	36,012	13.9

Total gross profit	$530,048	$473,446	$56,602	12.0

Total gross profit margin	26.1%	23.8%	2.3
Product gross margin was 25.3 percent in the first nine months of 2010 compared to 23.7 percent in the same period of 2009. The increase in product margin resulted from favorable product solution and customer mix. Additionally, product gross margin in the first nine months of 2010 included restructuring charges of $787 compared to $3,104 in the same period of 2009. Restructuring charges in the first nine months of 2010 and 2009 primarily related to global manufacturing realignment and workforce reductions. This favorability was partially offset by the third quarter 2010 out-of-period adjustment, which negatively impacted product gross margin by $5,753.
Service gross margin was 26.8 percent in the first nine months of 2010 compared to 23.8 percent in the same period of 2009. The service margin improvement was driven by improved productivity and lower service parts scrap expenses. Service margin was also favorably impacted by higher margin performance in Asia Pacific. Additionally, the first nine months of 2010 included net restructuring benefits of $175 compared to restructuring charges of $3,936 in the first nine months of 2009. The first nine months of 2010 net restructuring benefits related primarily to accrual adjustments within the workforce reduction plans. Restructuring charges in the first nine months of 2009 related to workforce reductions and service branch consolidation, as well as employee severance costs in connection with the Company’s sale of certain assets and liabilities in Argentina.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of September 30, 2010
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(dollars in thousands, except per share amounts)
Operating Expenses
The following table represents information regarding our operating expenses:

	Nine Months Ended
	September 30,
	2010	2009	$ Change	% Change
Selling and administrative expense	$329,193	$300,989	$28,204	9.4
Research, development, and engineering expense	53,940	50,203	3,737	7.4
Impairment of assets	7,096	—	7,096	N/A

Total operating expenses	$390,229	$351,192	$39,037	11.1

Selling and administrative expense in the first nine months of 2010 was unfavorably impacted by $8,609 of net currency fluctuations, lower expense reimbursements, higher legal and consulting fees, as well as increased healthcare and pension expenses. Selling and administrative expense in the first nine months of 2010 and 2009 included expense reimbursements of $4,147 and $11,323, respectively, from the Company’s D&O insurance carriers related to legal and other expenses incurred as part of the settled government investigations. In addition, selling and administrative expense included $2,336 and $3,086 of restructuring charges in the first nine months of 2010 and 2009, respectively. The 2010 restructuring charges related to workforce reductions. The 2009 restructuring charges primarily related to workforce reductions, employee severance costs in connection with the Company’s sale of certain assets and liabilities in Argentina, and service branch consolidation.
Research, development, and engineering expense as a percent of net sales in the first nine months of 2010 and 2009 was 2.7 percent and 2.5 percent, respectively. This increase resulted from incremental investment in research and development. Additionally, research, development and engineering expense was unfavorably impacted by $1,372 of net currency fluctuations.
In the third quarter of 2010, the Company recorded a $3,000 other than temporary impairment related to a cost method investment. The Company determined this investment was fully impaired as of September 30, 2010 due to a decline in fair value. In addition, an impairment charge of $4,096 was incurred in the first nine months of 2010 related to intangible assets of TFE Technology Holdings (TFE). The customer contract intangible assets related to this acquisition were fully impaired in the second quarter of 2010.
Operating Profit
The following table represents information regarding our operating profit:

	Nine Months Ended
	September 30,		$ Change/
	2010	2009	% Point Change	% Change
Operating profit	$139,819	$122,254	$17,565	14.4
Operating profit margin	6.9%	6.1%	0.8
The increase in operating profit was due to favorable product revenue mix and higher service gross profit due to productivity improvements in U.S. service. These increases were partially offset by increased operating expenses and impairment charges in the first nine months of 2010.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of September 30, 2010
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(dollars in thousands, except per share amounts)
Other Income (Expense)
The following table represents information regarding our other income (expense):

	Nine Months Ended
	September 30,
	2010	2009	$ Change	% Change
Investment income	$23,976	$21,171	$2,805	13.2
Interest expense	(27,987)	(25,968)	(2,019)	7.8
Foreign exchange gain (loss), net	234	(3,058)	3,292	N/M
Miscellaneous, net	4,016	(24,095)	28,111	N/M

Other income (expense)	$239	$(31,950)	$32,189	N/M

The increase in investment income resulted from a legal settlement in Brazil that included interest and higher leasing interest income. Interest expense increased due to higher interest rates between years and credit facility fees in 2010, partially offset by lower hedging expense. The improvement in foreign exchange gain (loss), net resulted from favorable fluctuations in EMEA and Asia Pacific, partially offset by the currency devaluation in Venezuela. The change in miscellaneous, net was largely due to a charge of $25,000 in the first nine months of 2009 as the Company reached an agreement in principle with the staff of the SEC to settle civil charges. In June 2010, the SEC settlement was finalized and paid.
Income from Continuing Operations
The following table represents information regarding our income from continuing operations:

	Nine Months Ended
	September 30,		$ Change/
	2010	2009	% Point Change	% Change
Income from continuing operations	$101,699	$69,347	$32,352	46.7
Percent of net sales	5.0	3.5	1.5
Effective tax rate	27.4%	23.2%	4.2
The increase in net income from continuing operations was related to the 2009 SEC charge of $25,000 as well as higher gross profit, partially offset by higher operating expenses inclusive of the impairment charges in first nine months of 2010. The 4.2 percentage point increase in the effective tax rate was due to a higher percentage of income generated in regions with higher statutory tax rates, certain foreign income subject to tax in the United States and tax benefits related to the U.S. research and development credit and certain “look-through” rules that expired in 2010.
Income (Loss) from Discontinued Operations
The following table represents information regarding our income (loss) from discontinued operations:

	Nine Months Ended
	September 30,
	2010	2009	$ Change	% Change
Income (loss) from discontinued operations, net of tax	$390	$(40,280)	$40,670	N/M
Income (loss) from discontinued operations, net of tax, for the first nine months of 2010 included costs primarily related to the sale of the U.S.-based elections systems business. The Company finalized and filed its consolidated U.S. federal tax return during the third quarter of 2010 and recorded an additional tax benefit of $2,147 included within income (loss) from discontinued operations, net of tax. Loss from discontinued operations, net of tax, for the first nine months of 2009 included the sale of the U.S. elections systems business which resulted in a loss, net of tax of $31,438. Losses from discontinued operations, net of tax for the first nine months of 2009 were $8,842. Refer to note 16 to the condensed consolidated financial statements for further details of discontinued operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of September 30, 2010
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(dollars in thousands, except per share amounts)
Net Income attributable to Diebold, Incorporated
The following table represents information regarding our net income:

	Nine Months Ended
	September 30,
	2010	2009	$ Change	% Change
Net income attributable to Diebold, Incorporated	$99,760	$24,923	$74,837	300.3
Based on the results from continuing and discontinued operations discussed above, the Company reported net income attributable to Diebold, Incorporated of $99,760 and $24,923 for the nine months ended September 30, 2010 and 2009, respectively.
Segment Analysis and Operating Profit Summary
DNA net sales of $968,508 for the first nine months of 2010 decreased 74,992 or 7.2 percent compared to the same period of 2009. The decrease in DNA net sales was due to decreased product volume in the national and regional businesses, as well as the corresponding installation revenue, partially offset by increased U.S. service volume. DI net sales of $1,064,291 for the first nine months of 2010 increased by $114,422 or 12.0 percent compared to the same period of 2009, which included a net favorable currency fluctuation of $65,962, of which $53,744 related to the Brazilian real. The increase in DI net sales was driven by higher volume in Brazil and Latin America. These increases were partially offset by lower volume in Asia Pacific as well as the out-of-period adjustment of $19,822 recorded in the third quarter of 2010.
DNA operating profit for the first nine months of 2010 decreased by $1,257 or 1.8 percent compared to the same period of 2009. Operating profit was unfavorably affected by lower product volume related to the regional business as well as an overall decrease in installation revenue. Additionally, DNA operating profit was unfavorably impacted by higher operating expenses, a $3,000 impairment charge related to a cost-method investment in the third quarter of 2010 and a $4,096 impairment charge related to customer contract intangible assets of TFE in the second quarter of 2010. The Company determined this investment was fully impaired as of September 30, 2010 due to a decline in fair value. These decreases to DNA operating profit were partially offset by higher service profitability attributable to continued productivity gains and lower service parts scrap expense. DNA operating profit was also favorably affected by higher product margin in the national business. DI operating profit for the first nine months of 2010 increased by $18,822 or 34.9 percent compared to the same period of 2009. Increased product gross profit resulted from Brazilian election systems volume in 2010 partially offset by lower financial self-service revenue. Increased service gross profit was due to improved performance in Asia Pacific partially offset by lower managed service volume in Brazil. These increases were partially offset by an increase in operating expenses and the out-of-period adjustment of $5,753 recorded in the third quarter of 2010.
Refer to note 15 to the condensed consolidated financial statements for further details of segment revenue and operating profit.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of September 30, 2010
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
The following table summarizes the results of our condensed consolidated statement of cash flows:

	Nine Months Ended
	September 30,
	2010	2009
Net cash flow (used in) provided by:
Operating activities	$51,073	$121,003
Investing activities	(85,531)	(74,413)
Financing activities	(51,569)	(87,189)
Effect of exchange rate changes on cash and cash equivalents	(2,576)	1,921

Net decrease in cash and cash equivalents	$(88,603)	$(38,678)

Net cash provided by operating activities was $51,073 for the nine months ended September 30, 2010, a decrease of $69,930 from $121,003 for the same period in 2009. Cash flows from operating activities are generated primarily from operating income and managing the components of working capital. Cash flows from operating activities during the nine months ended September 30, 2010 were negatively affected by the payment of the $25,000 SEC settlement in June 2010. Additionally, cash flows from operating activities during the nine months ended September 30, 2010 were negatively affected by changes in trade receivables, inventories, other current assets and deferred revenue, partially offset by a $73,022 increase in net income and favorable changes in accounts payable, refundable income taxes and certain other assets and liabilities.
Net cash used in investing activities was $85,531 for the nine months ended September 30, 2010, an increase of $11,118 from $74,413 for the same period in 2009. The increase was primarily due to a $146,711 increase in payments for purchases of investments, an increase of $18,939 in payments for purchases of finance receivables and an increase of $9,577 in capital expenditures. These activities were partially offset by a $159,225 increase in net proceeds from maturities and sale of investments in the first nine months of 2010 compared to the same period of 2009.
Net cash used in financing activities was $51,569 for the nine months ended September 30, 2010, a decrease of $35,620 from $87,189 for the same period of 2009. The decrease was primarily due to a $59,335 change in net debt activity, moving to net borrowings of $26,387 in 2010 from net repayments of $32,948 in 2009. This was partially offset by $23,431 cash used to repurchase common shares during the first nine months of 2010.
The effect of exchange rate changes on cash and cash equivalents for the nine months included September 30, 2010 included $5,700 of devaluation related to Venezuela.
Dividends
The Company paid dividends of $53,989 and $52,077 in the nine months ended September 30, 2010 and 2009, respectively. Quarterly dividends were $0.27 and $0.26 per share for 2010 and 2009, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of September 30, 2010
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(dollars in thousands, except per share amounts)
Contractual Obligations and Off-Balance Sheet Arrangements
All contractual cash obligations with initial and remaining terms in excess of one year and contingent liabilities remained generally unchanged at September 30, 2010 compared to December 31, 2009. The Company does not participate in transactions that facilitate off balance sheet arrangements.
In October 2009, the Company entered into a three-year credit facility. As of September 30, 2010, the Company had borrowing limits totaling $502,240 ($400,000 and €75,000, translated) under this facility. Under the terms of the credit facility agreement, the Company has the ability, subject to various approvals, to increase the borrowing limits by $200,000 and €37,500. Up to $30,000 and €15,000 of the revolving credit facility is available under a swing line subfacility. The amount available under the credit facility at September 30, 2010 was $209,190.
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
The Company’s financing agreements contain various restrictive financial covenants, including net debt to capitalization and net interest coverage ratios. As of September 30, 2010, the Company was in compliance with the financial covenants in its debt agreements.
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
Management believes there have been no significant changes, except for those discussed below, during the nine months ended September 30, 2010 to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s annual report on Form 10-K for the year ended December 31, 2009.
The Company’s critical accounting policies as reported in the Company’s annual report on Form 10-K for the year ended December 31, 2009 were amended in the first quarter of 2010 upon the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2009-13, Multiple-Deliverable Revenue Arrangements (ASU 2009-13), and FASB ASU 2009-14, Certain Arrangements That Include Software Elements (ASU 2009-14). On January 1, 2010, the Company elected to early adopt ASU 2009-13 and ASU 2009-14, which did not have a material impact on the Company’s condensed consolidated financial statements. However, the adoption of ASU 2009-13 and ASU 2009-14 modifies the Company’s previously disclosed revenue recognition policy, which is presented below as revised. ASU 2009-14 amends software revenue recognition guidance in FASB Accounting Standards Codification (ASC) 985-605, Software — Revenue Recognition (ASC 985-605), to exclude from its scope the Company’s tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. ASU 2009-13 modifies the requirements that must be met for the Company to recognize revenue from the sale of a delivered item that is part of a multiple-deliverable arrangement when other items have not yet been delivered. ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable in a multiple-deliverable arrangement. The selling price must be based on vendor specific objective evidence (VSOE), if available, or third-party evidence (TPE) if VSOE is not available, or estimated selling price if neither VSOE nor TPE is available. Also, the residual method of allocating arrangement consideration has been eliminated.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of September 30, 2010
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
Revenue is recognized in accordance with ASC 605, the application of which requires judgment including the determination of whether an arrangement includes multiple deliverables. For stand-alone sales of service contracts, revenue is recognized ratably over the life of the contract period. In contracts that involve multiple-deliverable arrangements, product maintenance services are typically accounted for under FASB ASC 605-20, Separately Priced Extended Warranty Product Maintenance Contracts (ASC 605-20). Amounts deferred for undelivered items are determined based upon the selling price of the deliverables as prescribed in FASB ASC 605-25, Revenue Recognition — Multiple-Element Arrangements (ASC 605-25). The Company determines the selling price of deliverables within a multiple-deliverable arrangement based on VSOE (price when sold on stand-alone basis) or the estimated selling price where VSOE is not established for undelivered items. Total arrangement consideration is allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement proportionately to each deliverable on the basis of each deliverable’s selling price. There have been no material changes to these estimates for the periods presented and the Company believes that these estimates generally should not be subject to significant changes in the future. However, changes to the deliverables in future arrangements and the ability to establish the selling price could materially impact the amount of earned or deferred revenue.
Electronic Security Products & Integrated Services Revenue The Company provides global product sales, service, installation, project management and monitoring of original equipment manufacturer (OEM) electronic security products to financial, government, retail and commercial customers. These solutions provide the Company’s customers a single-source solution to their electronic security needs. Revenue is recognized in accordance with ASC 605. Revenue on sales of the products described above is recognized upon shipment, installation or customer acceptance of the product as defined in the customer contract. In contracts that involve multiple deliverables, product maintenance services are typically accounted for under ASC 605-20. Amounts deferred for undelivered items are based upon the selling price of the deliverables as prescribed in ASC 605-25. The Company determines the selling price of deliverables within a multiple-deliverable arrangement based on the price charged when each deliverable is sold separately or estimated selling price. Total arrangement consideration is

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of September 30, 2010
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(dollars in thousands, except per share amounts)
allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement proportionately to each deliverable on the basis of each deliverable’s selling price. There have been no material changes to these estimates for the periods presented and the Company believes that these estimates generally should not be subject to significant changes in the future. However, changes to deliverables in future arrangements and the ability to establish the selling price could materially impact the amount of earned or deferred revenue.
Physical Security & Facility Revenue The Company designs and manufactures several of its physical security and facility products. These consist of vaults, safe deposit boxes and safes, drive-up banking equipment and a host of other banking facilities products. Revenue on sales of the products described above is recognized when the revenue recognition requirements of ASC 605 have been met.
Election and Lottery Systems Revenue The Company offers election and lottery systems product solutions and support to the government in Brazil. Election systems revenue consists of election equipment, networking, tabulation and diagnostic software development, training, support and maintenance. Lottery systems revenue consists of lottery equipment. The election and lottery equipment components are included in product revenue. The software development, training, support and maintenance components are included in service revenue. The election and lottery systems contracts can contain multiple deliverables and custom terms and conditions. For contracts that do not contain multiple deliverables, revenue is recognized upon customer acceptance. In contracts that involve multiple deliverables, amounts deferred for undelivered items are based upon the selling price of the deliverables as prescribed in ASC 605-25. The Company determines the selling price of deliverables within a multiple-deliverable arrangement based on the estimated selling price. Total arrangement consideration is allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement proportionately to each deliverable on the basis of each deliverable’s selling price. There have been no material changes to these estimates for the periods presented and the Company believes that these estimates generally should not be subject to significant changes in the future. However, changes to deliverables in future arrangements and the ability to establish the selling price could materially impact the amount of earned or deferred revenue.
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
RECENTLY ISSUED ACCOUNTING GUIDANCE
In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (ASU 2010-20). ASU 2010-20 updates FASB ASC 310, Receivables. This update requires additional disclosures to assist financial statement users in assessing the nature of credit risk in an entity’s financing receivables, how that risk is analyzed in determining the related allowance for credit losses, and changes to the allowance during the reporting period. ASU 2010-20 is effective for interim and annual periods ending on or after December 15, 2010. The adoption of this update will not have an impact on the financial statements of the Company; however, the Company will provide additional disclosure as required by ASU 2010-20.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of September 30, 2010
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

•	acceptance of the Company’s product and technology introductions in the marketplace;

•	the amount of cash and non-cash charges in connection with the restructuring of the Company’s North America operations and corporate functions, and the closure of the Company’s Newark, Ohio facility;

•	changes in the Company’s intention to repatriate cash and cash equivalents and short-term investments residing in international tax jurisdictions could negatively impact foreign and domestic taxes;

•	unanticipated litigation, claims or assessments, as well as the impact of any current or threatened lawsuits;

•	variations in consumer demand for financial self-service technologies, products and services;

•	potential security violations to the Company’s information technology systems;

•
the investment performance of the Company’s pension plan assets, which could require us to increase the Company’s pension contributions, and significant changes in health care costs, including those that may result from government action such as the recently enacted U.S. health care legislation;

•	the outcome of the Company’s global Foreign Corrupt Practices Act (FCPA) review and any actions taken by government agencies in connection with the Company’s self disclosure;

•	the Company’s ability to achieve benefits from its cost-reduction initiatives and other strategic changes; and

•	the Company’s ability to successfully remediate its material weaknesses in internal control over financial reporting and to maintain effective internal controls.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2010
(dollars in thousands, except per share amounts)
ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to foreign currency exchange rate risk inherent in its international operations denominated in currencies other than the U.S. dollar. A hypothetical 10 percent movement in the applicable foreign exchange rates would have resulted in an increase or decrease in operating profit of approximately $11,265 and $7,522 for the nine months ended September 30, 2010 and 2009, respectively. The sensitivity model assumes an instantaneous, parallel shift in the foreign currency exchange rates. Exchange rates rarely move in the same direction. The assumption that exchange rates change in an instantaneous or parallel fashion may overstate the impact of changing exchange rates on amounts denominated in a foreign currency.
The Company’s risk-management strategy uses derivative financial instruments such as forwards to hedge certain foreign currency exposures. The intent is to offset gains and losses that occur on the underlying exposures, with gains and losses on the derivative contracts hedging these exposures. The Company does not enter into derivatives for trading purposes. The Company’s primary exposures to foreign exchange risk are movements in the euro/dollar, pound/dollar and dollar/franc. There were no significant changes in the Company’s foreign exchange risks in the first nine months of 2010 compared with 2009.
The Company’s Venezuelan operations consist of a fifty-percent owned subsidiary, which is consolidated. On January 8, 2010, the Venezuelan government announced the devaluation of its currency, the bolivar, and the establishment of a two-tier exchange structure. Subsequently, during May 2010, the Venezuelan government seized control of the parallel market, thereby creating a new government-controlled rate. Transitioning from the parallel rate to the new government-controlled rate did not have a material impact on the Company’s condensed consolidated financial statements. In the future, if the Company converts bolivares at a rate other than the new government-controlled rate, the Company may realize additional gains or losses that would be recorded in the statement of income.
The Company manages interest rate risk with the use of variable rate borrowings under its committed and uncommitted credit facilities and interest rate swaps. Variable rate borrowings under the credit facilities totaled $305,562 at September 30, 2010, of which $50,000 was effectively converted to fixed rate using interest rate swaps. A one percentage point increase or decrease in interest rates would have resulted in an increase or decrease in interest expense for the nine months ended September 30, 2010 and 2009 of approximately $1,860 and 2,149, respectively, including the impact of the swap agreements. The Company’s primary exposure to interest rate risk is movements in London Interbank Offered Rate (LIBOR), which is consistent with prior periods. As discussed in note 12 to the condensed consolidated financial statements, the Company hedged $200,000 of the fixed rate borrowings under its private placement agreement, which was treated as a cash flow hedge. This reduced the effective interest rate by 14 basis points from 5.50 to 5.36 percent.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2010
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
In connection with the preparation of this quarterly report, management, under the supervision and with the participation of the CEO and CFO, conducted an evaluation of disclosure controls and procedures, including the remedial actions described below, as of the end of the period covered by this report. Based on this evaluation, certain material weaknesses in internal control over financial reporting, as discussed in detail below and disclosed in previous filings, have not been remediated. As a result, the CEO and CFO have concluded that, as of September 30, 2010, and through the filing of this quarterly report, the Company’s disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting, as discussed in detail below. As described in detail throughout this Item 4, management continues to take actions to remediate material weaknesses in the Company’s internal control over financial reporting.
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
Management notes that the following previously identified control deficiencies constitute material weaknesses as of September 30, 2010:
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As previously reported under Item 9A — Controls and Procedures in the Company’s annual report on Form 10-K for the year ended December 31, 2009, management concluded that the internal control over financial reporting was not effective based on the material weaknesses identified. Management has continued to work on remediation efforts since the filing of that report. During the quarter ended September 30, 2010, there were no changes in internal control that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2010
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
Selection, Application and Communication of Accounting Policies:
During the third quarter of 2010, management implemented control processes related to the identification and accounting for the deliverables in multiple-deliverable arrangements in accordance with the Company’s revenue recognition policy. As part of the new control process design, a comprehensive “Revenue Recognition Template,” tailored to the specific terms and conditions in the Company’s sales contracts, was utilized to facilitate finance management with completing and documenting detailed sales contract reviews. This control process includes a comprehensive review of each of the relevant terms and conditions in the Company’s arrangements along with documentation of the impact on revenue recognition, if applicable.
During the third quarter of 2010, the Company recorded an out-of-period adjustment to defer revenue previously recognized that was not in accordance with GAAP. The immaterial out-of-period adjustment was recorded within the Company’s operations in China, included in the DI reporting segment. The adjustment decreased revenue related to multiple-deliverable contracts that included revenue which was contingent upon the installation of the equipment. This deferred revenue will be recognized upon completion of installation. The out-of-period adjustment for the three and nine months ended September 30, 2010 represents a decrease in revenue of $18,688 and $19,822, respectively and a decrease to operating profit of $5,270 and $5,753, respectively.
Throughout the remainder of 2010, management will continue to refine its control processes related to multiple-deliverable arrangements to assure these controls are operating effectively. In addition, management plans to assess its finance organization to assure there are resources with sufficient knowledge to properly apply the revenue recognition policy going forward and to assure the proper management oversight of the recording and reporting of the Company’s multiple-deliverable arrangements globally.
At this time, the Company anticipates this material weakness will be remediated by the end of 2010.
Controls over Income Taxes:
During the third quarter of 2010, management, with the assistance of third party consultants, continued activities in its remediation plan to address the root causes of the tax material weakness. These ongoing activities include:
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
At this time, the Company anticipates this material weakness will be remediated by the end of 2010.
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

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2010
PART II – OTHER INFORMATION
ITEM 1:  LEGAL PROCEEDINGS
(Dollars in thousands)
At September 30, 2010, the Company was a party to several lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the Company’s condensed consolidated financial statements would not be materially affected by the outcome of any present legal proceedings, commitments, or asserted claims.
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
The McDermott, Barnett, Farrell, Forbes and Gromek cases, which allege breaches of fiduciary duties under the Employee Retirement Income Security Act of 1974 with respect to the 401(k) plan, have been consolidated into a single proceeding. In May 2009, the Company agreed to settle the 401(k) class action litigation for $4,500, to be paid out of the Company’s insurance policies. The settlement is subject to approval of the court.
On June 30, 2010, a shareholder filed a putative class action complaint in the United States District Court for the Northern District of Ohio alleging violations of the federal securities laws against the Company, certain current and former officers, and the Company’s independent auditors (Louisiana Police Employees Retirement System v. KPMG et al., No. 10-CV-1461). The complaint seeks unspecified compensatory damages on behalf of a class of persons who purchased the Company’s stock between June 30, 2005 and January 15, 2008 and fees and expenses related to the lawsuit. The complaint generally relates to the matters set forth in the court documents filed by the SEC in June 2010 finalizing the settlement of civil charges stemming from the investigation of the Company conducted by the Division of Enforcement of the SEC (SEC Settlement).
On October 19, 2010, an alleged shareholder of the Company filed a shareholder derivative lawsuit in the Stark County, Ohio, Court of Common Pleas, alleging claims on behalf of the Company against certain current and former officers and directors of the Company for breach of fiduciary duty, unjust enrichment, and corporate waste (Levine v. Geswein et al., Case No. 2010-CV-3848). The complaint generally relates to the matters set forth in the court documents filed by the SEC on June 2010 in connection with the SEC Settlement, and asserts that the defendants are liable to the Company for alleged damages associated with the SEC investigation, settlement, and related litigation. It also asserts that alleged misstatements in the Company’s publicly issued financial statements caused the Company’s common stock to trade at artificially inflated prices between 2004 and 2006, and that defendants harmed the Company by causing it to repurchase its common stock in the open market at inflated prices during that period. The complaint seeks an award of money damages against the defendants and in favor of the Company in an unspecified amount, as well as unspecified equitable and injunctive relief and attorneys’ fees and expenses.
On August 28, 2009, a purported class action lawsuit was filed in the United States District Court for the Southern District of California alleging that a class of all California technicians employed by the Company who were scheduled to be on standby were: (a) not paid for all hours that they worked; (b) not paid overtime compensation at the correct rate of pay; (c) not properly paid for missed meal and rest breaks and (d) not given correct paycheck stubs (Francisco v. Diebold, Incorporated, Case No. CV 1889 WQH WMC). The complaint seeks additional overtime and other compensation under the California Labor Code, various civil penalties and attorneys’ fees and expenses, and a request for an injunction for future compliance with the California Labor Code provisions that were alleged to have been violated. The mediation is now scheduled.
On May 7, 2010, a purported collective action under the Fair Labor Standards Act was filed in the United States District Court for the Northern District of Florida alleging that field service employees of the Company nationwide were not paid for the time spent logging

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2010
into the Company’s computer network in the morning, for travel to their first jobs and for meal periods that were supposedly automatically deducted from the employees’ pay but, allegedly, not taken (Nichols v. Diebold, Incorporated, Case No. 3:10cv150/RV/MD). The lawsuit seeks unpaid overtime, liquidated damages equal to the amount of unpaid overtime and attorneys’ fees. The plaintiff has voluntarily dismissed the lawsuit and the Company has agreed to mediate certain claims. The mediation is now scheduled.
The Company, including certain of its subsidiaries, filed a lawsuit on May 30, 2008 (Premier Election Solutions, Inc., et al. v. Board of Elections of Cuyahoga County, et al., Case No. 08-CV-05-7841, (Franklin Cty. Ct Common Pleas)) against Cuyahoga County, the Board of Elections of Cuyahoga County, Ohio, the Board of County Commissioners of Cuyahoga County, Ohio, (collectively, Cuyahoga County), and Ohio Secretary of State Jennifer Brunner (Secretary) regarding several Ohio contracts under which certain of the Company’s subsidiaries provided voting equipment and related services to the State of Ohio and a number of its counties. The lawsuit was precipitated by Cuyahoga County’s threats to sue the Company for unspecified damages. The complaint sought a declaration that the Company met its contractual obligations.
In response, Cuyahoga County and the Secretary filed several claims against the Company and its former subsidiaries alleging that the voting system was defective and seeking declaratory relief and unspecified damages under several theories of recovery. In addition, Cuyahoga County and the Secretary sought to pierce the Company’s “corporate veil” and hold Diebold, Incorporated directly liable for acts and omissions alleged to have been committed by its subsidiaries (even though Diebold, Incorporated is not a party to the contracts). In connection with the Company’s subsequent sale of those subsidiaries, the Company agreed to indemnify the former subsidiaries and their purchaser from any and all liabilities arising out of the lawsuit. The Secretary also added or sought to add to the case all of the Ohio counties using the former subsidiaries’ voting equipment. While many of the Ohio counties opposed the Secretary’s actions, the Butler County Board of Elections joined the Secretary’s claims.
In March 2010, the Company and Cuyahoga County agreed to settle their claims for $7,500, to be paid out of the Company’s insurance policies, and the court has dismissed that portion of the lawsuit
Since then, the Company has also reached settlement agreements with the Secretary and all of the Ohio counties using the former subsidiaries’ voting equipment, except Butler County. The settlements are for immaterial amounts, to be paid out of the Company’s insurance policies, and free or discounted products and services, to be provided by the Company’s former subsidiaries or third parties. On November 1, 2010, all of the claims in the lawsuit, except those of Butler County, were dismissed. For procedural purposes, simultaneously with the dismissal entry on November 1, 2010, the Company and its former subsidiaries filed a claim against Butler County seeking a declaration that it is not entitled to relief on its claims. Settlement discussions with Butler County are ongoing.
Management is unable to determine the financial statement impact, if any, of the putative federal securities class action, the purported wage and hour class and collective actions and the shareholder derivative lawsuit.
While conducting due diligence in connection with a potential acquisition in Russia, the Company identified certain transactions and payments by its subsidiary in Russia (primarily during 2005 to 2008) that potentially implicate the Foreign Corrupt Practices Act (FCPA), particularly the books and records provisions of the FCPA. While the Company’s current assessment indicates that the transactions and payments in question do not materially impact or alter the Company’s condensed consolidated financial statements, the Company continues to collect information and is conducting an internal review of its global FCPA compliance. At this time, the Company cannot predict the outcome or impact of this global review. In addition, the Company has voluntarily self-reported its findings to the SEC and the DOJ and is cooperating with these agencies in their review. The Company was recently informed that the SEC’s inquiry now has been converted to a formal, non-public investigation. The Company also received a subpoena for documents from the SEC and a voluntary request for documents from the DOJ in connection with the investigation. The Company cannot predict the length, scope or results of the investigations, or the impact, if any, on its results of operations.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2010
ITEM 1A:  RISK FACTORS
(Dollars in thousands)
The following risk factors, in addition to the risk factors previously disclosed in the Company’s quarterly reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010 and annual report on Form 10-K for the year ended December 31, 2009, are certain risk factors that could affect our business, financial condition, operating results and cash flows. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this quarterly report on Form 10-Q because they could cause actual results to differ materially from those expressed in any forward-looking statement. These risk factors are not the only ones we face. If any of these events actually occur, our business, financial condition, operating results or cash flows could be negatively affected.
We caution the reader to keep these risk factors in mind and refrain from attributing undue certainty to any forward-looking statements, which speak only as of the date of this quarterly report.
We are currently subject to purported class and collective actions and shareholder derivative litigation, the unfavorable outcome of which might have a material adverse effect on our financial condition, operating results and cash flow.
A number of purported class and collective action lawsuits and a shareholder derivative lawsuit have been filed against us and certain current and former officers and directors alleging violations of federal and state laws, including with respect to federal securities laws and wage and hour matters. Although we believe that these lawsuits are without merit, and we intend to vigorously defend against these claims, we cannot determine with certainty the outcome or resolution of these claims or any future related claims, or the timing for their resolution. In addition to the expense and burden incurred in defending this litigation and any damages that we may suffer, management’s efforts and attention may be diverted from the ordinary business operations in order to address these claims. If the final resolution of this litigation is unfavorable, our financial condition, operating results and cash flows could be materially affected.
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Information concerning the Company’s share repurchases made during the third quarter of 2010:

				Maximum
			Total Number of	Number of Shares
	Total Number of		Shares Purchased as	that May Yet Be
	Shares	Average Price	Part of Publicly	Purchased Under
Period	Purchased (1)	Paid Per Share	Announced Plans (2)	the Plans (2)
July	86,857	$28.16	84,000	2,195,051
August	21,000	27.51	21,000	2,174,051
September	21,493	29.52	21,000	2,153,051

Total	129,350	28.28	126,000

(1)	Includes 2,857 and 493 shares in July and September, respectively, surrendered or deemed surrendered to the Company in connection with the Company’s share-based compensation plans.

(2)
The Company purchased 126,000 common shares in the third quarter of 2010 pursuant to its share repurchase plan. The total number of shares repurchased as part of the publicly announced share repurchase plan was 9,846,949 as of September 30, 2010. The plan was approved by the Board of Directors in April 1997 and authorized the repurchase of up to two million shares. The plan was amended in June 2004 to authorize the repurchase of an additional two million shares, and was further amended in August and December 2005 to authorize the repurchase of an additional six million shares. In February 2007, the Board of Directors approved an increase in the Company’s share repurchase program by authorizing the repurchase of up to an additional two million of the Company’s outstanding common shares. The Company may purchase shares from time to time in open market purchases or privately negotiated transactions. The Company may make all or part of the purchases pursuant to accelerated share repurchases or Rule 10b5-1 plans. The plan has no expiration date.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES
                            None.
ITEM 4:  [REMOVED AND RESERVED]
ITEM 5:  OTHER INFORMATION
                            None.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2010
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
FORM 10-Q as of September 30, 2010

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
FORM 10-Q as of September 30, 2010

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
FORM 10-Q as of September 30, 2010
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIEBOLD, INCORPORATED
(Registrant)

Date: November 5, 2010	By:	/s/ Thomas W. Swidarski
Thomas W. Swidarski
President and Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2010	By:	/s/ Bradley C. Richardson
Bradley C. Richardson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2010
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