Form 10-K
period 2010-12-31
DIEBOLD INC
filed 2011-02-22
CIK 28823

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

F O R M  10 - K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 1-4879

Diebold, Incorporated
(Exact name of Registrant as specified in its charter)

Ohio	34-0183970
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5995 Mayfair Road, P.O. Box 3077, North Canton, Ohio (Address of principal executive offices)	44720-8077 (Zip Code)
REGISTRANTS TELEPHONE NUMBER, INCLUDING AREA CODE (330) 490-4000

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Title of each class	Name of each exchange on which registered:
Common Shares $1.25 Par Value	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Approximate aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2010, based upon the closing price on the New York Stock Exchange on June 30, 2010, was $1,779,356,738

Number of shares of common stock outstanding as of February 11, 2011 was 65,796,701.

DOCUMENTS INCORPORATED BY REFERENCE

Listed hereunder are the documents, portions of which are incorporated by reference, and the parts of this Form 10-K into which such portions are incorporated:

Diebold, Incorporated Proxy Statement for 2011 Annual Meeting of Shareholders to be held on April 28, 2011, portions of which are incorporated by reference into Part III of this Form 10-K.

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

The Company’s vision is, “To be recognized as the essential partner in creating and implementing ideas that optimize convenience, efficiency and security.” This vision is the guiding principle behind the Company’s transformation of becoming a services-oriented company. Today, services comprise more than 50 percent of the Company’s revenue and the Company expects that this percentage will grow over time as the Company’s integrated services/outsourcing business continues to gain traction in the marketplace. Financial institutions are eager to reduce costs and optimize management and productivity of their automated teller machine (ATM) channels — and as a result they are increasingly exploring outsourced solutions. The Company remains uniquely positioned to provide the infrastructure necessary to manage all aspects of an ATM network — hardware, software, maintenance, transaction processing, patch management and cash management — through its integrated product and service offerings.

PRODUCT AND SERVICE SOLUTIONS

The Company has two core lines of business: Self-Service Solutions and Security Solutions, which the Company can integrate based on the customers’ needs. Financial information for the product and service solutions can be found in note 19 to the consolidated financial statements, which is contained in Item 8 of this annual report on Form 10-K.

Self-Service Solutions

One popular example of self-service solutions is the ATM. The Company offers an integrated line of self-service technologies and services, including comprehensive ATM outsourcing, ATM security, deposit and payment terminals and software. The Company is a leading global supplier of ATMs and related services and holds the leading market position in many countries around the world.

Self-Service Hardware
The Company offers a wide variety of self-service solutions. Self-service products include a full range of ATMs and teller automation, including deposit automation technology such as check-cashing machines, bulk cash recyclers and bulk check deposit.

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

Electronic Security Products
The Company provides a broad range of electronic security products including digital surveillance, access control systems, biometric technologies, alarms and remote monitoring and diagnostics.

Monitoring and Services
The Company provides security monitoring solutions including fire, managed access control, energy management, remote video management and storage, as well as logical security.

Integrated Solutions

The Company provides end-to-end outsourcing solutions with a single point of contact to help customers maximize their self-service channel by incorporating new technology, meeting compliance and regulatory mandates, protecting their institutions, and reducing costs, all while ensuring a high level of service for their customers. Each unique solution may include hardware, software, services or a combination of all three components. The Company provides value to its customers by offering a comprehensive array of integrated services and support. The Company’s service organization provides strategic analysis and planning of new systems, systems integration, architectural engineering, consulting and project management that encompass all facets of a successful financial self-service implementation. The Company also provides design, products, service, installation, project management and monitoring of electronic security products to financial, government, retail and commercial customers.

Election Systems

The Company is a provider of voting equipment and related products and services in Brazil. The Company provides elections equipment, networking, tabulation and diagnostic software development, training, support and maintenance.

OPERATIONS

The principal raw materials used by the Company are steel, plastics, and electronic parts and components, which are purchased from various major suppliers. These materials and components are generally available in ample quantities.

The Company’s operating results and the amount and timing of revenue are affected by numerous factors including production schedules, customer priorities, sales volume and sales mix. During the past several years, the Company has changed the focus of its self-service business to that of a total solutions and integrated services approach. The value of unfilled orders is not as meaningful an indicator of future revenues due to the significant portion of revenues derived from the Company’s growing service-based business, for which order information is not available. Therefore, the Company believes that backlog information is not material to an understanding of its business.

The Company carries working capital mainly related to trade receivables and inventories. Inventories generally are only manufactured or purchased as orders are received from customers. The Company’s normal and customary payment terms generally range from net 30 to 90 days from date of invoice. The Company generally does not offer extended payment terms. The Company also provides financing arrangements to customers that are largely classified and accounted for as sales-type leases. As of December 31, 2010, the Company’s net investment in finance lease receivables was $122,612.

The Company’s sales to government markets represent a small portion of total sales. Domestically, the Company’s contracts with its government customers do not contain fiscal funding clauses. In the event that such a clause exists, revenue would not be recognizable until the funding clause was satisfied. Internationally, contracts with Brazil’s government customers are subject to a maximum twenty-five percent quantity adjustment prior to the Company purchasing any raw materials under the contracted purchasing schedule.

SEGMENTS AND FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

In the first quarter of 2010, the Company began management of its businesses on a geographic basis only, changing from the previous model of sales channel segments. The Company’s segments are comprised of its two main sales channels: Diebold North America (DNA) and Diebold International (DI). The DNA segment sells and services financial and retail systems in the United States and Canada. The DI segment sells and services financial and retail systems over the remainder of the globe through wholly-owned subsidiaries, majority-owned joint ventures and independent distributors in most major countries throughout Europe, the Middle East, Africa, Latin America and in the Asia Pacific region (excluding Japan and Korea). Segment financial information can be found in note 19 to the consolidated financial statements, which is contained in Item 8 of this annual report on Form 10-K.

Sales to customers outside the United States in relation to total consolidated net sales were $1,560,879 or 55.3 percent in 2010, $1,383,132 or 50.9 percent in 2009 and $1,603,963 or 52.0 percent in 2008.

Property, plant and equipment, at cost, located in the United States totaled $454,666, $436,227 and $437,524 as of December 31, 2010, 2009 and 2008, respectively, and property, plant and equipment, at cost, located outside the United States totaled $191,569, $177,150 and $142,427 as of December 31, 2010, 2009 and 2008, respectively.

Additional financial information regarding the Company’s international operations is included in note 19 to the consolidated financial statements, which is contained in Item 8 of this annual report on Form 10-K. The Company’s non-U.S. operations are subject to normal international business risks not generally applicable to domestic business. These risks include currency fluctuation, new and different legal and regulatory requirements in local jurisdictions, political and economic changes and disruptions, tariffs or other barriers, potentially adverse tax consequences and difficulties in staffing and managing foreign operations.

COMPETITION

The Company participates in many highly competitive businesses with some products in competition directly with similar products and others with alternative products that have similar uses or produce similar results. The Company believes, based upon outside independent industry surveys, that it is a leading manufacturer of financial self-service systems in the United States and is also a market leader internationally. In the area of automated transaction systems, the Company competes on a global basis primarily with NCR Corporation and Wincor-Nixdorf. On a regional basis, the Company competes with many other hardware and software companies such as Grg Equipment Co. and Nautilus Hyosung in Asia Pacific and Itautec and Perto in Latin America. In serving the security market, the Company competes with national, regional and local security companies. Of these competitors, some compete in only one or two product lines, while others sell a broader spectrum of products. The unavailability of comparative sales information and the large variety of individual products make it difficult to give reasonable estimates of the Company’s competitive ranking in or share of the market in its security product fields of activity. However, the Company is ranked as one of the top integrators in the security market.

The Company provides elections systems product solutions and support to the government in Brazil. Competition in this market is limited and based upon technology pre-qualification demonstrations to the government. Due to the technology investment required in elections systems, barriers to entry in this market are high.

RESEARCH, DEVELOPMENT AND ENGINEERING

In order to meet customers’ growing demand for self-service and security technologies faster, the Company is focused on delivering innovation to its customers by continuing to invest in technology solutions that enable customers to reduce costs and improve efficiency. Expenditures for research, development and engineering initiatives were $74,225, $72,026 and $73,034 in 2010, 2009, and 2008, respectively. Opteva® ATMs are designed with leading technology to meet customers’ increasing deposit automation needs and provide maximum value. All full-function Opteva ATMs support intelligent check and automated cash deposits. Key features include check imaging with intelligent depository moduletm, bulk document intelligent depository modules and enhanced note acceptor.

PATENTS, TRADEMARKS, LICENSES

The Company owns patents, trademarks and licenses relating to certain products in the United States and internationally. While the Company regards these as items of importance, it does not deem its business as a whole, or any industry segment, to be materially dependent upon any one item or group of items.

ENVIRONMENTAL

Compliance with federal, state and local environmental protection laws during 2010 had no material effect upon the Company’s business, financial condition or results of operations.

EMPLOYEES

At December 31, 2010, the Company employed 16,124 associates globally. The Company’s service staff is one of the financial industry’s largest, with professionals in more than 600 locations and representation in nearly 90 countries worldwide.

AVAILABLE INFORMATION

The Company uses its Investor Relations web site, www.diebold.com, as a channel for routine distribution of important information, including news releases, analyst presentations and financial information. The Company posts filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the U.S. Securities and Exchange Commission (SEC), including its annual, quarterly, and current reports on Forms 10-K, 10-Q, and 8-K; its proxy statements; and any amendments to those reports or statements. All such postings and filings are available on the Company’s Investor Relations web site free of charge. In addition, this web site allows investors and other interested persons to sign up to automatically receive e-mail alerts when the Company posts news releases and financial information on its web site. The SEC also maintains a web site, www.sec.gov, that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The content on any web site referred to in this annual report Form 10-K is not incorporated by reference into this annual report unless expressly noted.

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

Numerous factors may affect the demand for and supply of our products and services, including:

•	changes in the market acceptance of our products and services;

•	customer and competitor consolidation;

•	changes in customer preferences;

•	declines in general economic conditions;

•	changes in environmental regulations that would limit our ability to sell products and services in specific markets;

•	macro-economic factors affecting banks, credit unions and other financial institutions may lead to cost-cutting efforts by customers, which could cause us to lose current or potential customers or achieve less revenue per customer; and

•	availability of purchased products.

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

In addition, energy prices, particularly petroleum prices, are cost drivers for our business. In recent years, the price of petroleum has been highly volatile, particularly due to the unstable political conditions in the Persian Gulf and increasing international demand from emerging markets. Price increases in fuel and electricity costs, such as those increases which may occur from climate change legislation or other environmental mandates, will continue to increase our cost of operations. Any increase in the costs of energy would also increase our transportation costs. Although we attempt to pass on higher raw material and energy costs to our customers, it is often not possible given the competitive markets in which we operate.

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

In particular, economic difficulties in the U.S. credit markets and the global markets have led to an economic recession in some or all of the markets in which we operate. As a result of these difficulties and other factors, financial institutions have failed and may continue to fail resulting in a loss of current or potential customers, or deferred or cancelled sales orders, including orders previously placed. Any customer deferrals or cancellations could materially affect our sales and operating results.

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

Additional tax expense or additional tax exposures could affect our future profitability.

We are subject to income taxes in both the United States and various non-U.S. jurisdictions, and our domestic and international tax liabilities are dependent upon the distribution of income among these different jurisdictions. Our tax expense includes estimates of additional tax which may be incurred for tax exposures and reflects various estimates and assumptions, including assessments of future earnings of the Company that could affect the valuation of our deferred tax assets. Our future results could be adversely affected by changes in the effective tax rate as a result of a change in the mix of earnings in countries with differing statutory tax rates, changes in the overall profitability of the Company, changes in tax legislation, changes in the valuation of deferred tax assets and liabilities, the results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures.

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

We generate a significant percentage of revenue from sales and service operations conducted outside the United States. Revenue from international operations amounted to approximately 55.3 percent in 2010, 50.9 percent in 2009 and 52.0 percent in 2008 of total revenue during these respective years.

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

The Company’s Venezuelan operations consist of a fifty-percent owned subsidiary, which is consolidated. On January 8, 2010, the Venezuelan government announced the devaluation of its currency, the bolivar, and the establishment of a two-tier exchange structure. Subsequently, during May 2010, the Venezuelan government seized control of the parallel market, thereby creating a new government-controlled rate. Transitioning from the parallel rate to the new government-controlled rate did not have a material impact on the Company’s consolidated financial statements. In the future, if the Company converts bolivares at a rate other than the new government-controlled rate, the Company may realize additional gains or losses that would be recorded in the statement of income.

We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that the Company or any of its subsidiaries has violated the Foreign Corrupt Practices Act could have a material adverse effect on our business.

We are subject to compliance with various laws and regulations, including the FCPA and similar worldwide anti-bribery laws, which generally prohibit companies and their intermediaries from engaging in bribery or making other improper payments to foreign officials for the purpose of obtaining or retaining business or gaining an unfair business advantage. The FCPA also requires proper record keeping and characterization of such payments in our reports filed with the SEC.

While our employees and agents are required to comply with these laws, we operate in many parts of the world that have experienced governmental and commercial corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. Foreign companies, including some that may compete with us, may not be subject to the FCPA. Accordingly, such companies may be more likely to engage in activities prohibited by the FCPA, which could have a significant adverse impact on our ability to compete for business in such countries.

Despite our commitment to legal compliance and corporate ethics, we cannot ensure that our policies and procedures will always protect us from intentional, reckless or negligent acts committed by our employees or agents. Violations of these laws, or allegations of such violations, could disrupt our business and result in financial penalties, debarment from government contracts and other consequences that may have a material adverse effect on our business, financial condition or results of operations.

In particular during the second quarter of 2010, while conducting due diligence in connection with a potential acquisition in Russia, the Company identified certain transactions and payments by its subsidiary in Russia (primarily during 2005 to 2008) that potentially implicate the FCPA, particularly the books and records provisions of the FCPA. As a result, the Company is conducting an internal review and collecting information related to its global FCPA compliance. In the fourth quarter of 2010, the Company identified certain transactions within its Asia Pacific operation which may also potentially implicate the FCPA. The Company’s current assessment indicates that the transactions and payments in question to date do not materially impact or alter the Company’s consolidated financial statements. The Company’s internal review is ongoing, and accordingly, there can be no assurance that it will not find evidence of additional transactions that potentially implicate the FCPA.

The Company has voluntarily self-reported its findings to the SEC and the U.S. Department of Justice (DOJ) and is cooperating with these agencies in their review. The Company has been informed that the SEC’s inquiry now has been converted to a formal, non-public investigation. The Company also received a subpoena for documents from the SEC and a voluntary request for documents from the DOJ in connection with the investigation. The Company cannot predict the length, scope or results of its review or these government investigations, or the impact, if any, on its results of operations.

In addition, our business opportunities in select geographies have been or may be adversely affected by these reviews and any subsequent findings. Some countries in which we do business may also initiate their own reviews and impose penalties, including prohibition of our participating in or curtailment of business operations in those jurisdictions. If it is determined that a violation of the FCPA has occurred, such violation may give rise to an event of default under our loan agreements. We could also face third-party claims in connection with any such violation or as a result of the outcome of the current or any future government reviews. Our disclosure, internal review, any current or future governmental review and any findings regarding any alleged violation of the FCPA could, individually or in the aggregate, have a material adverse affect on our reputation and our ability to obtain new business or retain existing business from our current clients and potential clients, to attract and retain employees and to access the capital markets.

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

As of December 31, 2010, we had $269.4 million of goodwill. We test all existing goodwill at least annually for impairment using the fair value approach on a “reporting unit” basis. The Company’s five reporting units are defined as Domestic and Canada, Brazil, Latin America, Asia Pacific, and Europe, Middle East and Africa (EMEA). Management concluded during the Company’s annual goodwill impairment test for 2010 that all of the Company’s goodwill within the EMEA reporting unit was not recoverable and recorded a $168.7 million non-cash impairment charge during the fourth quarter. Due to the operational challenges experienced in the EMEA region over the past few quarters and the negative business impact related to potential FCPA compliance issues within the region, management has reduced its near-term earnings outlook for the EMEA business unit, resulting in the goodwill impairment.

The valuation techniques used in the impairment tests incorporate a number of estimates and assumptions that are subject to change; although we believe these estimates and assumptions are reasonable and reflect forecasted market conditions at the assessment date. Any changes to these assumptions and estimates due to market conditions or otherwise may lead to an outcome where impairment charges would be required in future periods. Because actual results may vary from our forecasts and such variations may be material and unfavorable, we may need to record future impairment charges with respect to the goodwill attributed to any reporting unit, which could adversely impact our results of operations.

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

Our cash flows from operations depend primarily on sales and service margins. To develop new product and service technologies, support future growth, achieve operating efficiencies and maintain product quality, we must make significant capital investments in manufacturing technology, facilities and capital equipment, research and development, and product and service technology. In addition to cash provided from operations, we have from time to time utilized external sources of financing. Depending upon general market conditions or other factors, we may not be able to generate sufficient cash flows to fund our operations and make adequate capital investments. In addition, due to the economic downturn there has been a tightening of the credit markets, which may limit our ability to obtain alternative sources of cash to fund our operations.

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

Changes in laws or regulations or the manner of their interpretation or enforcement could adversely impact our financial performance and restrict our ability to operate our business or execute our strategies.

New laws or regulations, or changes in existing laws or regulations or the manner of their interpretation or enforcement, could increase our cost of doing business and restrict our ability to operate our business or execute our strategies. This includes, among other things, the possible taxation under U.S. law of certain income from foreign operations, compliance costs and enforcement under the Dodd-Frank Wall Street Reform and Consumer Protection Act, and costs associated with complying with the Patient Protection and Affordable Care Act of 2010 and the regulations promulgated thereunder.

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

Any actions or other governmental investigations or proceedings related to or arising from the matters that resulted in the SEC settlement, including the related SEC investigation and Department of Justice investigation, could result in substantial costs to defend enforcement or other related actions that could have a materially adverse effect on our business, operating results or financial condition.

The Company had previously reached an agreement in principle in 2009 with the staff of the SEC to settle civil charges stemming from the staff’s enforcement inquiry. We accrued a $25.0 million penalty in the first quarter of 2009, which was paid in June 2010.

We could incur substantial additional costs to defend and resolve third-party litigation or other governmental actions, investigations or proceedings arising out of, or related to, the completed investigations. In addition, we could be exposed to enforcement or other actions with respect to these matters by the SEC’s Division of Enforcement or the DOJ.

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

Management identified control deficiencies as of December 31, 2009 that constituted material weaknesses. Throughout 2010, we enhanced, and will continue to enhance, our internal controls over financial reporting and as of December 31, 2010, we have remediated the material weaknesses. If we are not able to maintain the adequacy of our internal control over financial reporting, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business, financial condition and operating results could be harmed.

Any material weakness could affect investor confidence in the accuracy and completeness of our financial statements. As a result, our ability to obtain any additional financing, or additional financing on favorable terms, could be materially and adversely affected. This, in turn, could materially and adversely affect our business, financial condition and the market value of our securities and require us to incur additional costs to improve our internal control systems and procedures. In addition, perceptions of our company among customers, lenders, investors, securities analysts and others could also be adversely affected.

We can give no assurances that any additional material weaknesses will not arise in the future due to our failure to implement and maintain adequate internal control over financial reporting. In addition, although we have been successful in strengthening our controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or ensure the fair presentation of our financial statements included in our periodic reports filed with the SEC.

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

Based on current guidelines, assumptions and estimates, including stock market prices and interest rates, we plan to make cash contributions totaling approximately $23.9 million to our pension plans in 2011. Changes in the current assumptions and estimates could result in contributions in years beyond 2011 that are greater than the projected 2011 contributions required. We cannot predict whether changing market or economic conditions, regulatory changes or other factors will further increase our pension expenses or funding obligations, diverting funds we would otherwise apply to other uses.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

The Company’s corporate offices are located in North Canton, Ohio. The Company owns manufacturing facilities in Lynchburg, Virginia and Lexington, North Carolina. The Company also has manufacturing facilities in Belgium, Brazil, China, Hungary and India. The Company has selling, service and administrative offices in the following locations: throughout the United States, and in Australia, Austria, Barbados, Belgium, Belize, Bolivia, Brazil, Canada, Chile, China, Colombia, Costa Rica, Czech Republic, Dominican Republic, Ecuador, Egypt, El Salvador, France, Greece, Guatemala, Haiti, Honduras, Hong Kong, Hungary, India, Indonesia, Italy, Kazakhstan, Luxembourg, Malaysia, Mexico, Namibia, Netherlands, Nicaragua, Panama, Paraguay, Peru, Philippines, Portugal, Poland, Romania, Russia, Singapore, Slovakia, South Africa, Spain, Switzerland, Taiwan, Thailand, Turkey, the United Arab Emirates, the United Kingdom, Uruguay, Venezuela and Vietnam. The Company leases a majority of the selling, service and administrative offices under operating lease agreements.

The Company considers that its properties are generally in good condition, are well maintained, and are generally suitable and adequate to carry on the Company’s business.

ITEM 3: LEGAL PROCEEDINGS
(Dollars in thousands)

At December 31, 2010, the Company was a party to several lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the Company’s consolidated financial statements would not be materially affected by the outcome of these legal proceedings, commitments, or asserted claims.

In addition to the routine legal proceedings noted above the Company was a party to the lawsuits described below at December 31, 2010:

401(k) and Securities Class Actions

The Company has been served with various lawsuits, filed against it and certain current and former officers and directors, by shareholders and participants in the Company’s 401(k) savings plan. These complaints seek compensatory damages in unspecified amounts, fees and expenses related to such lawsuits and the granting of extraordinary equitable and/or injunctive relief. For each of these lawsuits, the date each complaint was filed, the name of the plaintiff and the federal court in which such lawsuit is pending are as follows:

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

The McDermott, Barnett, Farrell, Forbes and Gromek cases, which allege breaches of fiduciary duties under the Employee Retirement Income Security Act of 1974 with respect to the 401(k) plan, have been consolidated into a single proceeding. In May 2009, the Company agreed to settle the 401(k) class action litigation for $4,500 to be paid out of the Company’s insurance policies. On February 11, 2011, the court entered an order approving the settlement.

On June 30, 2010, a shareholder filed a putative class action complaint in the United States District Court for the Northern District of Ohio alleging violations of the federal securities laws against the Company, certain current and former officers, and the Company’s independent auditors (Louisiana Municipal Police Employees Retirement System v. KPMG et al., No. 10-CV-1461). The complaint seeks unspecified compensatory damages on behalf of a class of persons who purchased the Company’s stock between June 30, 2005 and January 15, 2008 and fees and expenses related to the lawsuit. The complaint generally relates to the matters set forth in the court documents filed by the SEC in June 2010 finalizing the settlement of civil charges stemming from the investigation of the Company conducted by the Division of Enforcement of the SEC (SEC Settlement).

On October 19, 2010, an alleged shareholder of the Company filed a shareholder derivative lawsuit in the Stark County, Ohio, Court of Common Pleas, alleging claims on behalf of the Company against certain current and former officers and directors of the Company for breach of fiduciary duty, unjust enrichment, and corporate waste (Levine v. Geswein et al., Case No. 2010-CV-3848). The complaint generally relates to the matters set forth in the court documents filed by the SEC in June 2010 in connection with the SEC Settlement, and asserts that the defendants are liable to the Company for alleged damages associated with the SEC investigation, settlement, and related litigation. It also asserts that alleged misstatements in the Company’s publicly issued financial statements caused the Company’s common stock to trade at artificially inflated prices between 2004 and 2006, and that defendants harmed the Company by causing it to repurchase its common stock in the open market at inflated prices during that period. The complaint seeks an award of money damages against the defendants and in favor of the Company in an unspecified amount, as well as unspecified equitable and injunctive relief and attorneys’ fees and expenses.

Management is unable to determine the financial statement impact, if any, of the putative federal securities class action and the shareholder derivative lawsuit.

Labor and Wage Actions

On August 28, 2009, a purported class action lawsuit was filed in the United States District Court for the Southern District of California alleging that a class of all California technicians employed by the Company who were scheduled to be on standby were: (a) not paid for all hours that they worked; (b) not paid overtime compensation at the correct rate of pay; (c) not properly paid for missed meal and rest breaks and (d) not given correct paycheck stubs (Francisco v. Diebold, Incorporated, Case No. CV 1889 WQH WMC). The complaint seeks additional overtime and other compensation under the California Labor Code, various civil penalties and attorneys’ fees and expenses, and a request for an injunction for future compliance with the California Labor Code provisions that were alleged to have been violated. A mediation was held in the first quarter of 2011, which resulted in a tentative settlement, subject to agreement on final settlement terms and court approval, that is not considered material to the consolidated financial statements.

On May 7, 2010, a purported collective action under the Fair Labor Standards Act was filed in the United States District Court for the Northern District of Florida alleging that field service employees of the Company nationwide were not paid for the time spent logging into the Company’s computer network in the morning, for travel to their first jobs and for meal periods that were supposedly automatically deducted from the employees’ pay but, allegedly, not taken (Nichols v. Diebold, Incorporated, Case No. 3:10cv150/RV/MD). The lawsuit seeks unpaid overtime, liquidated damages equal to the amount of unpaid overtime and attorneys’ fees. In December 2010, the plaintiff voluntarily dismissed the lawsuit, which resulted in a tentative settlement in the amount of $9,500 subject to agreement on final settlement terms and court approval. This tentative settlement was recorded in selling and administrative expense in the fourth quarter of 2010.

Election Business Related Actions

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

Global FCPA Review

During the second quarter of 2010, while conducting due diligence in connection with a potential acquisition in Russia, the Company identified certain transactions and payments by its subsidiary in Russia (primarily during 2005 to 2008) that potentially implicate the FCPA, particularly the books and records provisions of the FCPA. As a result, the Company is conducting an internal review and collecting information related to its global FCPA compliance.

In the fourth quarter of 2010, the Company identified certain transactions within its Asia Pacific operation over the past several years which may also potentially implicate the FCPA. The Company’s current assessment indicates that the transactions and payments in question to date do not materially impact or alter the Company’s consolidated financial statements in any year or in the aggregate. The Company’s internal review is ongoing, and accordingly, there can be no assurance that it will not find evidence of additional transactions that potentially implicate the FCPA.

The Company has voluntarily self-reported its findings to the SEC and the DOJ and is cooperating with these agencies in their review. The Company has been informed that the SEC’s inquiry now has been converted to a formal, non-public investigation. The Company also received a subpoena for documents from the SEC and a voluntary request for documents from the DOJ in connection with the investigation. The Company cannot predict the length, scope or results of its review or these government investigations, or the impact, if any, on its results of operations.

ITEM 4: (REMOVED AND RESERVED)

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common shares of the Company are listed on the New York Stock Exchange with a symbol of “DBD.” The price ranges of common shares of the Company for the periods indicated below are as follows:

	2010		2009		2008
	High	Low	High	Low	High	Low
1st Quarter	$32.23	$26.47	$29.75	$19.04	$39.30	$23.07
2nd Quarter	35.18	24.22	27.55	20.77	40.44	35.44
3rd Quarter	31.59	25.72	33.17	24.76	39.81	30.60
4th Quarter	33.29	29.79	33.06	25.04	34.47	22.50
Full Year	$35.18	$24.22	$33.17	$19.04	$40.44	$22.50

There were approximately 48,527 shareholders at December 31, 2010, which includes an estimated number of shareholders who have shares held in their accounts by banks, brokers, and trustees for benefit plans and the agent for the dividend reinvestment plan.

On the basis of amounts paid and declared, the annualized dividends per share were $1.08, $1.04 and $1.00 in 2010, 2009 and 2008, respectively.

Information concerning the Company’s share repurchases made during the fourth quarter of 2010:

			Total Number of	Maximum Number of
	Total Number		Shares Purchased as	Shares that May Yet
	of Shares	Average Price Paid	Part of Publicly	Be Purchased Under
Period	Purchased(1)	Per Share	Announced Plans	the Plans(2)
October	13,887	$31.51	13,000	2,140,051
November	16,000	32.08	16,000	2,124,051
December	1,000	32.28	1,000	2,123,051

Total	30,887	$31.83	30,000

(1)	Includes 877 shares in October surrendered or deemed surrendered to the Company in connection with the Company’s stock-based compensation plans.

(2)	The Company repurchased 30,000 common shares in the fourth quarter of 2010 pursuant to its share repurchase plan. The total number of shares repurchased as part of the publicly announced share repurchase plan was 9,876,949 as of December 31, 2010. The plan was approved by the Board of Directors in April 1997 and authorized the repurchase of up to two million shares. The plan was amended in June 2004 to authorize the repurchase of an additional two million shares, and was further amended in August and December 2005 to authorize the repurchase of an additional six million shares. In February 2007, the Board of Directors approved an increase in the Company’s share repurchase program by authorizing the repurchase of up to an additional two million of the Company’s outstanding common shares. The Company may purchase shares from time to time in open market purchases or privately negotiated transactions. The Company may make all or part of the purchases pursuant to accelerated share repurchases or Rule 10b5-1 plans. The plan has no expiration date.

PERFORMANCE GRAPH

The graph below matches the cumulative 5-year total return of holders of the Company’s common shares with the cumulative total returns of the S&P 500 index, the S&P Midcap 400 index and a customized peer group of forty-four companies listed in footnote 1 below. The Custom Composite Index is the same index used by the Compensation Committee of the Company’s Board of Directors for purposes of benchmarking executive pay. Each year the Compensation Committee reviews the index, as companies may merge or be acquired, liquidated or otherwise disposed of, or may no longer be deemed to adequately represent the Company’s peers in the market. The graph assumes that the value of the investment in the Company’s common shares, in each index, and in the peer group (including reinvestment of dividends) was $100 on December 31, 2005 and its relative performance is tracked through December 31, 2010.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Diebold, Inc., The S&P 500 Index, The S&P Midcap 400 Index
and a Custom Composite Index (44 Stocks)

*	$100 invested on December 31, 2005 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2011 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

(1)	The forty-four companies included in the customized peer group are: Actuant Corp., Agilent Technologies Inc, AI Claims Solutions PLC, Ametek Inc, Benchmark Electronics Inc, Brady Corp., Cooper Industries PLC, Corning Inc, Crane Company, Curtiss Wright Corp., Deluxe Corp., Donaldson Company Inc, Dover Corp., Fiserv Inc, Flowserve Corp., FMC Technologies Inc, Goodrich Corp., Harman International Industries Inc, Harris Corp., Hubbell Inc, International Game Technology, Itron Inc, Lennox International Inc, Mantech International Corp., Mettler Toledo International Inco, Moog Inc, NCR Corp., Pall Corp., Pentair Inc, Perkinelmer Inc, Pitney-Bowes Inc, Rockwell Automation Inc, Rockwell Collins Inc, Roper Industries Inc, Sauer Danfoss Inc, SPX Corp., Teledyne Technologies Inc, Teleflex Inc, The Brinks Company, The Timken Company, Thomas & Betts Corp., Unisys Corp., Varian Medical Systems Inc and Waters Corp.

ITEM 6: SELECTED FINANCIAL DATA

The following table should be read in conjunction with “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II — Item 8 — Financial Statements and Supplementary Data.”

	Year ended December 31,
	2010	2009	2008	2007	2006
	(In millions, except per share data)
Results of operations
Net sales	$2,824	$2,718	$3,082	$2,888	$2,749
Cost of sales	2,104	2,068	2,307	2,212	2,074

Gross profit	$720	$650	$775	$677	$675

Amounts attributable to Diebold, Incorporated
(Loss) income from continuing operations, net of tax	$(21)	$73	$108	$98	$86
Income (loss) from discontinued operations, net of tax	1	(47)	(19)	(58)	19

Net (loss) income attributable to Diebold, Incorporated	$(20)	$26	$89	$40	$105

Basic earnings per common share:
(Loss) income from continuing operations, net of tax	$(0.31)	$1.10	$1.63	$1.49	$1.29
Income (loss) from discontinued operations, net of tax	—	(0.71)	(0.29)	(0.89)	0.28

Net (loss) income attributable to Diebold, Incorporated	$(0.31)	$0.39	$1.34	$0.60	$1.57

Diluted earnings per common share:
(Loss) income from continuing operations, net of tax	$(0.31)	$1.09	$1.62	$1.47	$1.27
Income (loss) from discontinued operations, net of tax	—	(0.70)	(0.29)	(0.88)	0.28

Net (loss) income attributable to Diebold, Incorporated	$(0.31)	$0.39	$1.33	$0.59	$1.55

Number of weighted-average shares outstanding
Basic shares	66	66	66	66	67
Diluted shares	66	67	66	67	67
Dividends
Common dividends paid	$72	$69	$67	$62	$58
Common dividends paid per share	$1.08	$1.04	$1.00	$0.94	$0.86
Consolidated balance sheet data (as of period end)
Current assets	$1,714	$1,588	$1,614	$1,594	$1,658
Current liabilities	810	743	735	701	746
Net working capital	904	845	879	893	912
Property, plant and equipment, net	203	205	204	220	208
Total long-term liabilities	720	740	838	765	794
Total assets	2,520	2,555	2,538	2,595	2,560
Total equity	990	1,072	964	1,129	1,020

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of December 31, 2010
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

During the past five years, the Company’s management continued to execute against its strategic roadmap developed in 2006 to strengthen operations and build a strong foundation for future success in its two core lines of business: financial self-service and security solutions. This roadmap was built around five key priorities: increase customer loyalty; improve quality; strengthen the supply chain; enhance communications and teamwork; and rebuild profitability. In 2010, there were encouraging signs of stabilization and growth in many of the Company’s major geographic areas. The Company’s focus is on capturing this demand and on converting these opportunities into longer-term, services-driven relationships whenever possible. Additionally, the Company remediated its material weaknesses related to internal control over financial reporting as of December 31, 2010. Continuing to operate with the highest degree of integrity will remain paramount for the Company moving forward as it continues to make improvements in its control environment.

During the year ended December 31, 2010, the Company saw progress in key markets around the world, especially in Latin America and Asia Pacific where customer acceptance of its solutions is growing. In North America, financial self-service orders grew substantially as that market continues to recover. Europe, however, remains a challenging market for the Company. While Europe is not a large market for the Company, it is strategically important. Therefore, the Company is taking decisive actions such as driving further efficiencies through its supply chain and manufacturing processes, lowering overall administrative costs by leveraging an existing shared services center and focusing more resources in core markets to become a stronger competitor.

(Loss) income from continuing operations attributable to Diebold, Incorporated, net of tax, for the year ended December 31, 2010 was $(20,527) or $(0.31) per share, a decrease of $93,629 and $1.40 per share, respectively, from the year ended December 31, 2009. In 2010, the Company incurred a non-cash goodwill impairment charge of $168,714 associated with the Company’s Europe, Middle East and Africa (EMEA) business. Due to the operational challenges experienced in the EMEA region over the past few quarters and the negative business impact related to potential Foreign Corrupt Practices Act (FCPA) compliance issues within the region, management has reduced its near-term earnings outlook for the EMEA business unit, resulting in the goodwill impairment. Total revenue for the year ended December 31, 2010 was $2,823,793, an increase of 3.9 percent from 2009. Income from continuing operations attributable to Diebold, Incorporated, net of tax, for the year ended December 31, 2009 was $73,102 or $1.09 per share, a decrease of 32.2 percent and 32.7 percent, respectively, from the year ended December 31, 2008.

Vision and strategy

The Company’s vision is to be recognized as the essential partner in creating and implementing ideas that optimize convenience, efficiency and security. This vision is the guiding principle behind the Company’s transformation to becoming a services-oriented company. Today, service comprises more than 50 percent of the Company’s revenue. The Company expects that this percentage will continue to grow over time as the Company continues to build on its strong base of maintenance and advanced services to deliver world-class integrated services. For example, during 2010 the Company announced that Bellco Credit Union, among the 50 largest

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of December 31, 2010 (Continued)
(Unaudited)
(dollars in thousands, except per share amounts)

credit unions in the United States, chose Diebold Integrated Services® to enhance the efficiency of its operations and provide the latest financial innovations to its members. As part of the agreement, the Company upgraded 65 ATMs for Bellco. Fifty of their Diebold Opteva® terminals now include advanced deposit automation technology, enhancing the self-service transaction experience for Bellco members. In addition, more recently, Banco Davivienda, Colombia’s third largest bank by assets, has adopted a seven-year ATM outsourcing agreement. The outsourcing agreement includes installation of approximately 1,260 ATMs, Agilis® software, and remote management and maintenance services for the bank’s entire ATM fleet. While these examples represent a relatively small base, management is encouraged by the rate at which the Diebold Integrated Services business is growing. In recognition of the Company’s efforts, it was ranked 15th on the International Association of Outsourcing Professionals’® 2010 Global Outsourcing 100 list.

Another area of focus within the financial self-service business is broadening the Company’s deposit automation solutions set, including check imaging, envelope-free currency acceptance, teller automation, and payment and document imaging solutions. The Company’s ImageWay® check-imaging solution fulfills an industry-wide demand for cutting-edge technologies that enhance efficiencies. To date, the Company has shipped more than 50,000 deposit automation modules. During the third quarter of 2010, the Company announced that Vakifbank, the fifth largest bank in Turkey, had signed a deal with the Company to provide 575 image-enabled Opteva ATMs equipped with coin dispensers and the enhanced note acceptor, enabling cash deposit and bill pay functionality, along with customized Agilis software that will operate the bank’s terminals. In addition, during the fourth quarter of 2010, Posta Telgraf Teşkilati (PTT), General Directorate of Turkish Post, chose Opteva ATMs and Agilis software in the expansion of its ATM network. As part of the agreement, the Company will provide 830 Opteva ATMs equipped with coin dispensers, enabling cash deposit and bill-pay functionality, along with customized Agilis software that will operate PTT terminals.

Financial institutions are eager to reduce costs and optimize management and productivity of their ATM channels — and they are increasingly exploring new solutions. The Company remains uniquely positioned to provide the infrastructure necessary to manage all aspects of an ATM network. For example, with the Company’s OpteView® Resolvesm, an industry-leading availability management solution, real-time terminal data and analytics are used to provide optimal network uptime, while allowing financial institutions to leverage their ATM network as a strategic channel, enabling cost reductions, increased efficiencies and an enhanced consumer experience. Also during 2010, the Company introduced a comprehensive portfolio of skimming-protection solutions that help financial institutions mitigate card skimming, one of the largest threats against the ATM channel worldwide. Designed to provide effective countermeasures against known skimming attack vectors, the Company’s ATM Security Protection Suite consists of anti-skimming packages and an industry-leading outsourced monitoring service. The suite offers five levels of protection to proactively guard against increasingly sophisticated card-skimming attacks. The Company earned compliance with two important third-party audits that verify its continuous compliance with industry standards for ATM security. The Company achieved full compliance with ANSI/X9 TR-39-2009 and PCI PIN Review audits for encrypted personal identification number (PIN) pad and remote key loading technologies employed in the Company’s Opteva ATMs. These audits confirm that the Company is following ATM security best practices related to the management PINs and data.

Within the security business, the Company is diversifying by expanding and enhancing offerings in its financial, government, enterprise and retail markets. Additional growth strategies include broadening the Company’s solutions portfolio in fire, energy management, remote video surveillance, logical security and integrated enterprise systems, as well as expanding the distribution

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of December 31, 2010 (Continued)
(Unaudited)
(dollars in thousands, except per share amounts)

model. Many of the Company’s most promising opportunities for growth lie within the financial sector as financial institutions look to improve their security infrastructure and drive operational efficiencies. During 2010, the Company announced lending of its security expertise as a consultant and integrator for a security infrastructure upgrade at the North American headquarters of world-renowned Christie’s Auction House. The Company designed a new command and control center for Christie’s Rockefeller Center headquarters in New York City. In addition, the Company teamed with McKenney’s, Inc. (McKenney’s), a major design build mechanical contracting and systems integration firm, to provide advanced monitoring services to McKenney’s customer base across the southeastern United States. As a new member of the Diebold Advanced Dealer Program, McKenney’s will leverage the Company’s full line of award-winning advanced monitoring solutions to help its customers reduce costs, enhance security and increase operational efficiencies.

The focus for 2011 is to continue striking an appropriate balance between reducing costs and investing in future growth. The Company is encouraged by the many opportunities that lie ahead and it will continue to step up investment in developing new software solutions, services and security solutions arena, particularly as it relates to growth in emerging markets.

Cost savings initiatives, restructuring and other charges

In 2006, the Company launched the SmartBusiness (SB) 100 initiative to deliver $100,000 in cost savings by the end of 2008. In September 2008, the Company announced a new goal to achieve an additional $100,000 in cost savings called SB 200. The SB 200 initiative has led to rationalization of product development, streamlining procurement, realigning the Company’s manufacturing footprint and improving logistics. Building on that success, the Company has launched SB 300, which will shift the focus from cost of sales to operating expenses and is targeted to achieve an additional $100,000 in efficiencies during the next three years.

The Company is committed to making the strategic decisions that not only streamline operations, but also enhance its ability to serve its customers. The Company remains confident in its ability to continue to execute on cost-reduction initiatives, deliver solutions that help improve customers’ businesses and create shareholder value. During the years ended December 31, 2010, 2009 and 2008, the Company incurred pre-tax net restructuring charges of $4,183 or $0.05 per share, $25,203 or $0.27 per share and $40,948 or $0.50 per share, respectively, primarily related to strategic global manufacturing realignment and reductions in the Company’s global workforce.

Other charges and expense reimbursements consist of items that the Company determines are non-routine in nature and are not expected to recur in future operations. Net non-routine expenses of $16,234 or $0.21 per share impacted the year ended December 31, 2010 compared to $15,144 or $0.27 per share and $45,145 or $0.54 per share in the same period of 2009 and 2008, respectively. Net non-routine expenses for 2010 consisted primarily of a settlement and legal fees related to a previously disclosed employment class-action lawsuit as well as legal and compliance costs related to the FCPA investigation. In June 2010, the U.S. Securities and Exchange Commission (SEC) finalized the settlement of civil charges stemming from the SEC and U.S. Department of Justice investigations (government investigations). The Company had previously reached an agreement in principle in 2009 with the staff of the SEC and the Company accrued the $25,000 penalty in the first quarter of 2009, which was paid in June 2010. Net non-routine expenses in 2009 consisted of $1,467 in legal and other consultation fees recorded in selling and administrative expense related to the government investigations and the $25,000 charge, recorded in miscellaneous, net. In addition, in 2009 selling and administrative expense was offset by $11,323 of non-routine income, primarily related to reimbursements from the Company’s director and officer (D&O) insurance carriers related to legal and other expenses incurred as part of the government investigations. Non-routine expenses for the year ended December 31, 2008 were primarily legal, audit and consultation fees related to the internal review of accounting items, restatement of financial statements, government investigations, as well as other advisory fees.

Out-of-Period Adjustment

During 2010, the Company remediated a control weakness in the area of application of accounting policies specific to multiple-deliverable arrangements. As part of remediation, during the third quarter of 2010, the Company recorded an out-of-period

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of December 31, 2010 (Continued)
(Unaudited)
(dollars in thousands, except per share amounts)

adjustment to defer revenue previously recognized that was not in accordance with accounting principles generally accepted in the United States of America. The immaterial out-of-period adjustment was recorded within the Company’s operations in China, included in the Diebold International (DI) reporting segment. The adjustment decreased revenue related to multiple-deliverable contracts that included revenue which was contingent upon the installation of the equipment. This deferred revenue will be recognized upon completion of installation. The out-of-period adjustment represents a decrease in revenue and operating profit of $19,822 and $5,753, respectively.

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
RESULTS OF OPERATIONS as of December 31, 2010 (Continued)
(Unaudited)
(dollars in thousands, except per share amounts)

The table below presents the changes in comparative financial data for the years ended December 31, 2010, 2009 and 2008. Comments on significant year-to-year fluctuations follow the table. The following discussion should be read in conjunction with the consolidated financial statements and the accompanying notes that appear elsewhere in this annual report.

	Year Ended December 31,
	2010			2009			2008
		% of	%		% of	%		% of
	Dollars	Net Sales	Change	Dollars	Net Sales	Change	Dollars	Net Sales
Net sales
Products	$1,330,368	47.1	7.4	$1,238,346	45.6	(18.1)	$1,511,856	49.1
Services	1,493,425	52.9	0.9	1,479,946	54.4	(5.7)	1,569,982	50.9

	2,823,793	100.0	3.9	2,718,292	100.0	(11.8)	3,081,838	100.0

Cost of sales
Products	1,003,923	35.6	6.3	944,090	34.7	(14.1)	1,098,633	35.6
Services	1,100,305	39.0	(2.1)	1,124,202	41.4	(7.0)	1,208,328	39.2

	2,104,228	74.5	1.7	2,068,292	76.1	(10.3)	2,306,961	74.9

Gross profit	719,565	25.5	10.7	650,000	23.9	(16.1)	774,877	25.1
Selling and administrative expense	472,956	16.7	11.3	424,875	15.6	(17.4)	514,154	16.7
Research, development and engineering expense	74,225	2.6	3.1	72,026	2.6	(1.4)	73,034	2.4
Impairment of assets	175,849	6.2	N/M	2,500	0.1	(42.9)	4,376	0.1
(Gain) loss on sale of assets, net	(1,663)	(0.1)	N/M	7	—	(98.3)	403	—

	721,367	25.5	44.4	499,408	18.4	(15.6)	591,967	19.2
Operating (loss) profit	(1,802)	(0.1)	(101.2)	150,592	5.5	(17.7)	182,910	5.9
Other expense, net	(595)	—	(97.8)	(26,785)	(1.0)	0.7	(26,593)	(0.9)

(Loss) income from continuing operations before taxes	(2,397)	(0.1)	(101.9)	123,807	4.6	(20.8)	156,317	5.1
Taxes on income	14,561	0.5	(67.3)	44,477	1.6	7.2	41,496	1.3

(Loss) income from continuing operations	(16,958)	(0.6)	(121.4)	79,330	2.9	(30.9)	114,821	3.7
Income (loss) from discontinued operations, net of tax	275	—	(102.8)	(9,884)	(0.4)	(48.5)	(19,198)	(0.6)
Loss on sale of discontinued operations, net of tax	—	—	N/A	(37,192)	(1.4)	N/A	—	—

Net (loss) income	(16,683)	(0.6)	(151.7)	32,254	1.2	(66.3)	95,623	3.1
Net income attributable to noncontrolling interests	3,569	0.1	(42.7)	6,228	0.2	(11.5)	7,040	0.2

Net (loss) income attributable to Diebold, Incorporated	$(20,252)	(0.7)	(177.8)	$26,026	1.0	(70.6)	$88,583	2.9

Amounts attributable to Diebold, Incorporated
(Loss) income from continuing operations, net of tax	$(20,527)	(0.7)		$73,102	2.7		$107,781	3.5
Income (loss) from discontinued operations, net of tax	275	—		(47,076)	(1.7)		(19,198)	(0.6)

Net (loss) income attributable to Diebold, Incorporated	$(20,252)	(0.7)		$26,026	1.0		$88,583	2.9

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of December 31, 2010 (Continued)
(Unaudited)
(dollars in thousands, except per share amounts)

RESULTS OF OPERATIONS

2010 comparison with 2009

Net Sales

The following table represents information regarding our net sales:

	Year ended
	December 31,
	2010	2009	$ Change	% Change
Net sales	$2,823,793	$2,718,292	$105,501	3.9

Financial self-service sales in 2010 decreased by $22,761 or 1.1 percent compared to 2009. The decrease in financial self-service sales included a net favorable currency impact of $68,929, of which $55,896 related to the Brazilian real. North America decreased $34,249 or 4.3 percent due to reduced volume in the U.S. national bank business as 2009 included a large project for a customer that upgraded the majority of its ATM install base with our deposit automation solution. The project began in the second half of 2008 and was completed in the second quarter of 2009. Latin America including Brazil increased by $19,050 or 3.4%, due to a net favorable currency impact partially offset by declines in volume. EMEA increased slightly year over year as the poor economic conditions experienced in 2009 continue into 2010.

Security solutions sales in 2010 decreased by $13,244 or 2.1 percent compared to 2009. North America decreased $27,631 or 4.7 percent due primarily to the lack of new bank branch construction as a result of the continued weakness in the U.S. financial market. In addition, the decrease in North America resulted from smaller volume declines in the government and retail markets. Asia Pacific and Latin America increased $7,698 and $7,586, respectively, from 2009 due to continued business development and favorable currency impact in Asia Pacific.

Brazilian-based election systems sales were $123,215 in 2010 compared to none in 2009. This business has historically been cyclical, recurring every other year. Lottery systems sales increased $18,291 in 2010 compared to 2009.

Gross Profit

The following table represents information regarding our gross profit:

	Year ended
	December 31,		$ Change/
	2010	2009	% Point Change	% Change
Gross profit — products	326,445	294,256	32,189	10.9
Gross profit — services	393,120	355,744	37,376	10.5

Total gross profit	$719,565	$650,000	$69,565	10.7

Gross profit margin	25.5%	23.9%	1.6

Product gross margin was 24.5 percent in 2010 compared to 23.8 percent in 2009. The increase in product margin resulted from favorable product solution and customer mix primarily attributed to Brazil voting and lottery solutions, which tend to have a higher margin than financial self-service solutions in Brazil and the U.S. national bank customer mix. Additionally, product gross margin in 2010 included restructuring charges of $1,163 compared to $5,348 in 2009. Restructuring charges in 2010 and 2009 primarily related to global manufacturing realignment and workforce reductions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of December 31, 2010 (Continued)
(Unaudited)
(dollars in thousands, except per share amounts)

Service gross margin was 26.3 percent in 2010 compared to 24.0 percent in 2009. The service margin improvement was driven by improved productivity and lower service parts scrap expense in the United States. Service margin was also favorably impacted by increased part sales and higher margin performance in Asia Pacific. Additionally, 2010 included restructuring charges of $540 compared to restructuring charges of $7,488 in 2009. Restructuring charges in 2010 related primarily to workforce reductions, and charges in 2009 related to workforce reductions and service branch consolidation, as well as employee severance costs in connection with the Company’s sale of certain assets and liabilities in Argentina.

Operating Expenses

The following table represents information regarding our operating expenses:

	Year ended
	December 31,
	2010	2009	$ Change	% Change
Selling and administrative expense	$472,956	$424,875	$48,081	11.3
Research, development, and engineering expense	74,225	72,026	2,199	3.1
Impairment of assets	175,849	2,500	173,349	N/M
(Gain) loss on sale of assets, net	(1,663)	7	(1,670)	N/M

Total operating expenses	$721,367	$499,408	$221,959	44.4

Selling and administrative expense in 2010 included an unfavorable currency impact of $8,644, as well as increased healthcare and other employee related expenses. Selling and administrative expenses were adversely affected by non-routine expenses of $20,382 and $1,467 in 2010 and 2009, respectively. Net non-routine expenses in 2010 included a settlement and legal fees related to an employment class action lawsuit and higher legal and professional fees driven by the FCPA investigation. Selling and administrative expense in 2010 and 2009 included expense reimbursements of $4,148 and $11,323, respectively, from the Company’s D&O insurance carriers related to legal and other expenses incurred as part of the civil charges levied during the SEC investigation, which were settled in June 2010. In addition, selling and administrative expense included $3,809 and $10,276 of restructuring charges in 2010 and 2009, respectively. The 2010 restructuring charges related mainly to workforce reductions that focused on North America to align the backoffice support with the market changes, and the 2009 restructuring charges primarily related to workforce reductions, employee severance costs in connection with the Company’s sale of certain assets and liabilities in Argentina, and service branch consolidation.

Research, development, and engineering expense as a percent of net sales in 2010 and 2009 was flat at 2.6 percent in both years. Additionally, research, development and engineering expense included an unfavorable currency impact of $1,489. A net restructuring benefit of $143 resulted in 2010, while restructuring charges of $2,091 occurred in 2009 related to product development rationalization.

A non-cash goodwill impairment charge of $168,714 was incurred in 2010 associated with the Company’s EMEA business. Due to the operational challenges experienced in the EMEA region over the past few quarters and the negative business impact related to potential FCPA compliance issues within the region, management has reduced its near-term earnings outlook for the EMEA business unit, resulting in the goodwill impairment. In the third quarter of 2010, the Company recorded a $3,000 other than temporary impairment related to a cost method investment. The Company determined this investment was fully impaired as of September 30, 2010 due to a decline in fair value. In addition, an impairment charge of approximately $4,100 was incurred in 2010 related to intangible assets of TFE Technology Holdings (TFE). The intangible assets for a customer contract at the time of acquisition were fully impaired in

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of December 31, 2010 (Continued)
(Unaudited)
(dollars in thousands, except per share amounts)

the second quarter of 2010. An impairment charge of $2,500 was incurred in the fourth quarter of 2009 related to the discontinuation of the brand name Firstline, Incorporated.

Operating (Loss) Profit

The following table represents information regarding our operating (loss) profit:

	Year ended
	December 31,		$ Change/
	2010	2009	% Point Change	% Change
Operating (loss) profit	$(1,802)	$150,592	$(152,394)	(101.2)
Operating (loss) profit margin	−0.1%	5.5%	(5.6)

The decrease in operating profit was due to a non-cash goodwill impairment charge of $168,714 incurred in 2010 associated with the Company’s EMEA business and increased operating expenses. These were partially offset by increased sales volume, favorable product revenue mix, higher service gross profit due in part to productivity improvements in U.S. service and higher margin performance in Asia Pacific.

Other Income (Expense)

The following table represents information regarding our other income (expense):

	Year ended
	December 31,
	2010	2009	$ Change	% Change
Investment income	$34,545	$29,016	$5,529	19.1
Interest expense	(37,887)	(35,452)	(2,435)	6.9
Foreign exchange loss, net	(1,301)	(922)	(379)	41.1
Miscellaneous, net	4,048	(19,427)	23,475	(120.8)

Other income (expense)	$(595)	$(26,785)	$26,190	(97.8)

The increase in investment income resulted from higher investment volume and leasing interest income in Brazil. Interest expense increased due to higher interest rates between years and credit facility fees in 2010, partially offset by lower hedging expense. While foreign exchange was flat, there were gains in EMEA offset by losses in Latin America resulting from the currency revaluation in Venezuela during 2010. The change in miscellaneous, net was due to a charge of $25,000 in 2009 as the Company reached an agreement in principle with the staff of the SEC to settle civil charges. In June 2010, the SEC settlement was finalized and paid.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of December 31, 2010 (Continued)
(Unaudited)
(dollars in thousands, except per share amounts)

(Loss) Income from Continuing Operations

The following table represents information regarding our (loss) income from continuing operations:

	Year ended
	December 31,		$ Change/
	2010	2009	% Point Change	% Change
(Loss) income from continuing operations, net of tax	$(16,958)	$79,330	$(96,288)	(121.4)
Percent of net sales	(0.6)	2.9	(3.5)
Effective tax rate	607.5%	35.9%	N/M

The decrease in net (loss) income from continuing operations was related to higher operating expenses inclusive of the impairment charges in 2010, partially offset by the SEC charge of $25,000 in 2009 and higher gross profit in 2010. The increase in the effective tax rate was due to the impairment of nondeductible goodwill and was partially offset by a benefit resulting from the release of a valuation allowance at a foreign subsidiary and foreign rate differential.

Income (Loss) from Discontinued Operations

The following table represents information regarding our income (loss) from discontinued operations:

	Year ended
	December 31,
	2010	2009	$ Change	% Change
Income (loss) from discontinued operations, net of tax	$275	$(47,076)	$47,351	(100.6)

Included in the 2010 income (loss) from discontinued operations, net of tax, were costs related to the sale of the U.S.-based elections systems business and the December 2008 discontinuance of the Company’s EMEA-based enterprise security business. In addition, during the third quarter of 2010, the Company finalized and filed its 2009 consolidated U.S. federal tax return and recorded an additional tax benefit of $2,147 included within the income (loss) from discontinued operations. Included in the 2009 income (loss) from discontinued operations, net of tax, were the $37,192 loss on the sale of the U.S.-based elections systems business, the results of the U.S. elections systems business, and costs related to the December 2008 discontinuance of the Company’s EMEA-based enterprise security business. Refer to note 20 to the condensed consolidated financial statements for further details of discontinued operations.

Net (Loss) Income Attributable to Diebold, Incorporated

The following table represents information regarding our net (loss) income:

	Year ended
	December 31,
	2010	2009	$ Change	% Change
Net (loss) income attributable to Diebold, Incorporated	$(20,252)	$26,026	$(46,278)	(177.8)

Based on the results from continuing and discontinued operations discussed above, the Company reported net (loss) income attributable to Diebold, Incorporated of $(20,252) and $26,026 for 2010 and 2009, respectively.

Segment Revenue and Operating Profit Summary

Diebold North America (DNA) net sales of $1,320,581 in 2010 decreased $61,880 or 4.5 percent compared to 2009. The decrease in DNA net sales was due to decreased product volume in the national and regional businesses, as well as the corresponding

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of December 31, 2010 (Continued)
(Unaudited)
(dollars in thousands, except per share amounts)

installation revenue, partially offset by increased U.S. service volume and higher sales in Canada. DI net sales of $1,503,212 in 2010 increased by $167,381 or 12.5 percent compared to the same period of 2009, which included a net favorable currency fluctuation of $68,632, of which $56,543 related to the Brazilian real. The increase in DI net sales was driven by higher volume in Brazil primarily due to election systems revenue as well as increased sales in Latin America.

DNA operating profit in 2010 increased by $4,335 or 5.6 percent compared to the same period of 2009. Operating profit was favorably affected by higher service profitability attributable to continued productivity gains and lower service parts scrap expense. DNA operating profit was also favorably affected by higher product margin in the national business. DNA operating profit was unfavorably impacted by higher operating expenses including $9,786 in settlement and legal fees related to an employment class-action lawsuit and $7,096 of impairment charges related to a cost-method investment and customer contract intangible assets of TFE. DI operating profit in 2010 decreased by $156,729 compared to 2009 primarily due to a non-cash goodwill impairment charge of $168,714 incurred in 2010 associated with the Company’s EMEA business and other increases in operating expenses. The goodwill impairment was partially offset by increased product gross profit resulting from Brazilian election systems and lottery volume in 2010 as well as higher volume in Latin America. These increases in product gross profit were partially offset by lower financial self-service revenue in Brazil and Asia Pacific. Additionally, service gross profit increased due to improved performance in Asia Pacific partially offset by lower managed service volume in Brazil mainly attributed to the insourcing of a large Brazilian government contract.

Refer to note 19 to the consolidated financial statements for further details of segment revenue and operating profit.

2009 comparison with 2008

Net Sales

The following table represents information regarding our net sales:

	Year ended
	December 31,
	2009	2008	$ Change	% Change
Net sales	$2,718,292	$3,081,838	$(363,546)	(11.8)

Financial self-service sales in 2009 decreased by $171,420 or 7.7 percent compared to 2008. The decrease in financial self-service sales included a net negative currency impact of $42,668, of which approximately $18,100 and $14,500 related to European currencies and the Brazilian real, respectively. North America decreased $43,281 or 5.0 percent largely due to spend reductions in U.S. regional bank businesses. Latin America including Brazil decreased by $14,754 or 2.6 percent, primarily due to the negative currency impact in Brazil. EMEA decreased $123,159 or 26.3 percent from 2008 driven predominantly by decreased volume in the Company’s distributor business as poor economic conditions persist. Asia Pacific increased $9,797 or 2.8 percent due to strong performance in India, partially offset by a decrease in China related to 2008 Summer Olympic sales that did not recur in 2009.

Security solutions sales in 2009 decreased by $131,813 or 17.0 percent compared to 2008. North America decreased $110,249 or 15.7 percent due to weakness in the North American banking business, related to lack of new branch construction. Market weakness in the commercial and government businesses also contributed to the overall decrease in security solutions sales. Asia Pacific decreased $23,236 or 50.9 percent from 2008 due to projects in Australia in 2008 that did not recur in 2009.

There were no election systems sales in 2009 compared to $61,558 of Brazilian-based sales in 2008. This business has historically been cyclical, recurring every other year. The Brazilian lottery systems sales increased $1,245 in 2009 compared to 2008.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of December 31, 2010 (Continued)
(Unaudited)
(dollars in thousands, except per share amounts)

Gross Profit

The following table represents information regarding our gross profit:

	Year ended
	December 31,		$ Change/
	2009	2008	% Point Change	% Change
Gross profit — products	$294,256	$413,223	$(118,967)	(28.8)
Gross profit — services	355,744	361,654	(5,910)	(1.6)

Total gross profit	$650,000	$774,877	$(124,877)	(16.1)

Gross profit margin	23.9%	25.1%	(1.2)

Product gross margin was 23.8 percent in 2009 compared to 27.3 percent in 2008. Benefits realized from the Company’s cost savings initiatives in 2009 were more than offset by unfavorable sales mix within North America, sales weakness in Europe and no Brazilian-based election systems sales in 2009. The unfavorable sales mix within North America was driven by a significant reduction in U.S. regional bank sales with a smaller deterioration in U.S. national bank sales. Product gross margin was also adversely affected by the lower volumes in the Company’s distributor business in EMEA, as well as unfavorable absorption in the Hungary manufacturing plant due to lower production volume. Additionally, product gross margin included $5,348 and $15,936 of restructuring charges in 2009 and 2008, respectively, related to manufacturing realignment.

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

Operating Expenses

The following table represents information regarding our operating expenses:

	Year ended
	December 31,
	2009	2008	$ Change	% Change
Selling and administrative expense	$424,875	$514,154	$(89,279)	(17.4)
Research, development, and engineering expense	72,026	73,034	(1,008)	(1.4)
Impairment of assets	2,500	4,376	(1,876)	N/A
Loss on sale of assets, net	7	403	(396)	N/M

Total operating expenses	$499,408	$591,967	$(92,559)	(15.6)

Selling and administrative expense decreased in 2009 due to lower net non-routine expenses and impairment charges, non-routine income, continued focus on cost reduction initiatives, declines in sales contributing to lower commission and strengthening of the U.S. dollar. Selling and administrative expense in 2009 included $11,323 of non-routine income, including $10,616 of reimbursements from the Company’s D&O insurance carriers related to legal and other expenses incurred as part of the government investigations and non-routine expenses of $1,467 which consisted of legal, audit and consultation fees primarily related to the internal review of other accounting items, restatement of financial statements and the ongoing government investigations compared to

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of December 31, 2010 (Continued)
(Unaudited)
(dollars in thousands, except per share amounts)

$45,145 of non-routine expenses and impairment charges in 2008. Included in the non-routine expenses for 2008 was a $13,500 financial advisor fee as a result of the withdrawal of the unsolicited takeover bid from United Technologies Corp. In addition, selling and administrative expense included $10,276 of restructuring charges in 2009 compared to $11,265 of restructuring charges in 2008.

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

Other Income (Expense)

The following table represents information regarding our other income (expense):

	Year ended
	December 31,
	2009	2008	$ Change	% Change
Investment income	$29,016	$25,218	$3,798	15.1
Interest expense	(35,452)	(45,367)	9,915	(21.9)
Foreign exchange loss, net	(922)	(8,785)	7,863	(89.5)
Miscellaneous, net	(19,427)	2,341	(21,768)	N/M

Other income (expense)	$(26,785)	$(26,593)	$(192)	0.7

Investment income in 2009 included a gain of $2,225 on assets held in a rabbi trust under a deferred compensation arrangement. The change in interest expense was due to lower interest rates and a lower overall average debt balance in 2009. The change in foreign exchange loss, net was primarily due to the Company hedging more of its foreign currency exposure in 2009 compared to 2008. The change in miscellaneous, net between years was due to a charge of $25,000 in 2009 as the Company reached an agreement in principle with the staff of the SEC to settle the civil charges stemming from the staff’s enforcement inquiry.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of December 31, 2010 (Continued)
(Unaudited)
(dollars in thousands, except per share amounts)

Income from Continuing Operations

The following table represents information regarding our income from continuing operations:

	Year ended
	December 31,		$ Change/
	2009	2008	% Point Change	% Change
Income from continuing operations, net of tax	$79,330	$114,821	$(35,491)	(30.9)
Percent of net sales	2.9	3.7	(0.8)
Effective tax rate	35.9%	26.5%	9.4

The decrease in income from continuing operations, net of tax was related to lower gross profit and an unfavorable change in the effective tax rate, partially offset by lower operating expenses. The 9.4 percent increase in the effective tax rate for 2009 was primarily attributable to: out-of-period adjustments totaling approximately $9,000, the non-deductible SEC charge and an increase in a deferred tax asset valuation allowance related to the Company’s operations in Brazil offset by changes in mix of income from various tax jurisdictions. Refer to Note 1 to the consolidated financial statements for details related to the out-of-period adjustments which the Company determined were immaterial in all prior interim and annual periods and to 2009 results.

Loss from Discontinued Operations

The following table represents information regarding our loss from discontinued operations:

	Year ended
	December 31,
	2009	2008	$ Change	% Change
Loss from discontinued operations, net of tax	$(47,076)	$(19,198)	$(27,878)	145.2

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

Net Income Attributable to Diebold, Incorporated

The following table represents information regarding our net income:

	Year ended
	December 31,
	2009	2008	$ Change	% Change
Net income attributable to Diebold, Incorporated	$26,026	$88,583	$(62,557)	(70.6)

Based on the results from continuing and discontinued operations discussed above, the Company reported net income attributable to Diebold, Incorporated of $26,026 and $88,583 for the years ended December 31, 2009 and 2008, respectively.

Segment Revenue and Operating Profit Summary

DNA net sales of $1,382,461 for 2009 decreased $153,530 or 10.0 percent from 2008 net sales of $1,535,991. The decrease in DNA net sales was due to decreased volume from the regional product business as well as the security solutions product and service offerings. DI net sales of $1,335,831 for 2009 decreased by $210,016 or 13.6 percent over 2008 net sales of $1,545,847. The

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of December 31, 2010 (Continued)
(Unaudited)
(dollars in thousands, except per share amounts)

decrease in DI net sales was due to lower volume across most operating units, led by revenue reductions of $123,771 in EMEA and $50,405 in Brazil. The decrease in Brazil was due to no voting revenue in 2009, due to its cyclical nature compared to $61,558 in 2008.

DNA operating profit for 2009 decreased by $19,758 or 20.4 percent compared to 2008. Operating profit was unfavorably affected by revenue mix between the regional and strategic accounts within the product business as well as unfavorable security performance. This was partially offset by higher service profitability and the Company’s ongoing cost reduction efforts. DI operating profit for 2009 decreased by $12,560 or 14.6 percent compared to 2008. The decrease resulted mainly from lower revenue volume in EMEA and the Brazilian election systems business.

Refer to note 19 to the consolidated financial statements for further details of segment revenue and operating profit.

LIQUIDITY AND CAPITAL RESOURCES

Capital resources are obtained from income retained in the business, borrowings under the Company’s senior notes, committed and uncommitted credit facilities, long-term industrial revenue bonds, and operating and capital leasing arrangements. Refer to note 11 to the consolidated financial statements regarding information on outstanding and available credit facilities, senior notes and bonds. Management expects that the Company’s capital resources will be sufficient to finance planned working capital needs, research and development activities, investments in facilities or equipment, pension contributions, the payment of dividends on the Company’s common shares and the purchase of the Company’s common shares for at least the next 12 months. A substantial portion of cash and cash equivalents and short-term investments reside in international tax jurisdictions. Repatriation of these funds could be negatively impacted by potential foreign and domestic taxes. Part of the Company’s growth strategy is to pursue strategic acquisitions. The Company has made acquisitions in the past and intends to make acquisitions in the future. The Company intends to finance any future acquisitions with either cash and short-term investments, cash provided from operations, borrowings under available credit facilities, proceeds from debt or equity offerings and/or the issuance of common shares.

The following table summarizes the results of our consolidated statement of cash flows:

	Year ended December 31,
	2010	2009	2008
Net cash flow provided by (used in):
Operating activities	$273,353	$296,882	$282,221
Investing activities	(164,756)	(90,778)	(140,014)
Financing activities	(111,100)	(130,988)	(87,689)
Effect of exchange rate changes on cash and cash equivalents	2,735	11,874	(19,416)

Net increase in cash and cash equivalents	$232	$86,990	$35,102

During 2010, the Company generated $273,353 in cash from operating activities, a decrease of $23,529 from 2009. Cash flows from operating activities are generated primarily from operating income and managing the components of working capital. Cash flows from operating activities during the year ended December 31, 2010 were negatively affected by a $48,937 decrease in net income, payment of the $25,000 SEC settlement, as well as changes in trade receivables, inventories and other current assets, partially offset by favorable changes in refundable income taxes, accounts payable, deferred revenue, pension and postretirement benefits and certain other assets and liabilities.

Net cash used for investing activities was $164,756 in 2010, an increase of $73,978 from 2009. The increase was primarily due to a $66,204 increase in net payments for purchases of investments, an increase of $9,865 in payments for purchases of finance

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of December 31, 2010 (Continued)
(Unaudited)
(dollars in thousands, except per share amounts)

receivables an increase of $7,011 in capital expenditures and a decrease of $8,093 in proceeds from sale of discontinued operations. These activities were partially offset by changes in certain other assets of $9,760 and a $5,364 decrease in payments for acquisitions.

Net cash used for financing activities was $111,100 in 2010, a decrease of $19,888 from 2009. The decrease was primarily due to a $40,954 decrease in net debt repayments. This was partially offset by $24,386 of common share repurchases in 2010.

The Company expects to contribute $23,881 to its pension plans during the year ending December 31, 2011. Beyond 2011, minimum statutory funding requirements for the Company’s U.S. pension plans may become significant. However, the actual amounts required to be contributed are dependent upon, among other things, interest rates, underlying asset returns and the impact of legislative or regulatory actions related to pension funding obligations. Payments due under the Company’s other postretirement benefit plans are not required to be funded in advance, but are paid as medical costs are incurred by covered retirees, and are principally dependent upon the future cost of retiree medical benefits under these plans. We expect the other postretirement benefit plan payments to approximate $1,848 in 2011 net of the benefit of approximately $235 from the Medicare prescription subsidy. Refer to note 12 to the consolidated financial statements for further discussion of the Company’s pension and other postretirement benefit plans.

Under the Company’s share repurchase program, 2,123,051 shares remained available as of December 31, 2010 for additional share repurchases. In February 2011, the Board of Directors authorized the Company to repurchase additional common shares which increases the shares available for repurchase to 4,000,000. The Company anticipates repurchasing these shares in 2011 depending on market conditions and the level of operating and other investing activities.

Dividends The Company paid dividends of $71,900, $69,451 and $66,563 in the years ended December 31, 2010, 2009 and 2008, respectively. Annualized dividends per share were $1.08, $1.04 and $1.00 for the years ended December 31, 2010, 2009 and 2008, respectively. The Company declared a first-quarter 2011 cash dividend of $0.28 per share. The new cash dividend, which represents $1.12 per share on an annual basis, is an increase of 3.7 percent over the cash dividend paid in 2010 and marks the Company’s 58th consecutive annual increase.

Contractual Obligations The following table summarizes the Company’s approximate obligations and commitments to make future payments under contractual obligations as of December 31, 2010:

		Payment due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Minimum operating lease obligations	$124,084	$37,092	$43,233	$24,846	$18,913
Debt	565,406	15,038	312,095	810	237,463
Interest on debt(1)	102,817	24,196	37,922	30,361	10,338
Purchase commitments	3,672	3,672	—	—	—

Total	$795,979	$79,998	$393,250	$56,017	$266,714

(1)	Amounts represent estimated contractual interest payments on outstanding long-term debt and notes payable. Rates in effect as of December 31, 2010 are used for variable rate debt.

The Company also has uncertain tax positions of $9,842, for which there is a high degree of uncertainty as to the expected timing of payments (refer to note 4 to the consolidated financial statements).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of December 31, 2010 (Continued)
(Unaudited)
(dollars in thousands, except per share amounts)

As of December 31, 2010, the Company had various international short-term uncommitted lines of credit with borrowing limits of $102,885. Short-term uncommitted lines mature in less than one year. The amount available under the short-term uncommitted lines at December 31, 2010 was $87,490.

In October 2009, the Company entered into a three-year credit facility. As of December 31, 2010, the Company had borrowing limits totaling $500,380 ($400,000 and €75,000, translated). Under the terms of the credit facility agreement, the Company has the ability, subject to various approvals, to increase the borrowing limits by $200,000 and €37,500. Up to $30,000 and €15,000 of the revolving credit facility is available under a swing line subfacility. The amount available under the credit facility at December 31, 2010 was $265,380.

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

The Company’s financing agreements contain various restrictive financial covenants, including net debt to capitalization and net interest coverage ratios. As of December 31, 2010, the Company was in compliance with the financial covenants in its debt agreements.

Off-Balance Sheet Arrangements The Company does not participate in transactions that facilitate off-balance sheet arrangements.

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

The Company’s significant accounting policies are described in note 1 to the consolidated financial statements. Management believes that, of its significant accounting policies, its policies concerning revenue recognition, allowances for doubtful accounts, inventory reserves, goodwill, taxes on income and pensions and postretirement benefits are the most critical because they are affected significantly by judgments, assumptions and estimates. Additional information regarding these policies is included below.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of December 31, 2010 (Continued)
(Unaudited)
(dollars in thousands, except per share amounts)

Revenue Recognition In general, the Company records revenue when it is realized, or realizable and earned. In contracts that involve multiple deliverables, which can include products, services and/or software, revenue recognized for each deliverable is based upon the relative selling prices of each deliverable. The Company determines the selling price of deliverables within a multiple-deliverable arrangement based on vendor specific objective evidence (VSOE) (price when sold on stand-alone basis) or the estimated selling price where VSOE is not established for undelivered items. Total arrangement consideration is allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement proportionately to each deliverable on the basis of each deliverable’s selling price. There have been no material changes to these estimates for the periods presented and the Company believes that these estimates generally should not be subject to significant changes in the future. However, changes to deliverables in future arrangements could materially impact the amount of earned or deferred revenue.

In contracts that involve software and service deliverables, amounts deferred for software support are based upon VSOE of the value of the deliverables, which requires judgment about whether the deliverables can be divided into more than one unit of accounting and whether the separate units of accounting have value to the customer on a stand-alone basis. There have been no material changes to these deliverables for the periods presented. However, changes to deliverables in future arrangements and the ability to establish VSOE could affect the timing of revenue recognition.

Allowances for Doubtful Accounts The Company maintains allowances for potential credit losses, and such losses have been minimal and within management’s expectations. Since the Company’s receivable balance is concentrated primarily in the financial and government sectors, an economic downturn in these sectors could result in higher than expected credit losses. The concentration of credit risk in the Company’s trade receivables with respect to financial and government customers is largely mitigated by the Company’s credit evaluation process and the geographical dispersion of sales transactions from a large number of individual customers.

Inventory Reserves At each reporting period, the Company identifies and writes down its excess and obsolete inventory to its net realizable value based on forecasted usage, orders and inventory aging. With the development of new products, the Company also rationalizes its product offerings and will write-down discontinued product to the lower of cost or net realizable value.

Goodwill The Company tests all existing goodwill at least annually for impairment using the fair value approach on a reporting unit basis. The Company’s reporting units are defined as Domestic and Canada, Brazil, Latin America, Asia Pacific, and EMEA. The Company uses the discounted cash flow method and the guideline company method for determining the fair value of its reporting units. The determination of implied fair value of the goodwill for a particular reporting unit is the excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities, which is the same manner as the allocation in a business combination. Implied fair value goodwill is determined as the excess of the fair value of the reporting unit over the fair value of its assets and liabilities.

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

Goodwill is reviewed for impairment based on a two-step test. In the first step, the Company compares the fair value of each reporting unit with its net book value. The fair value is determined based upon discounted estimated future cash flows as well as the market approach or guideline public company method. The Company’s Step 1 impairment test of goodwill of a reporting unit is based upon the fair value of the reporting unit, defined as the price that would be received to sell the net assets or transfer the net liabilities in an orderly transaction between market participants at the assessment date (November 30). In the event that the net carrying amount exceeds the fair value, a Step 2 test must be performed whereby the fair value of the reporting unit’s goodwill must be estimated to determine if it is less than its net carrying amount.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of December 31, 2010 (Continued)
(Unaudited)
(dollars in thousands, except per share amounts)

The valuation techniques used in the Step 1 impairment test and, if necessary, Step 2 impairment test have incorporated a number of assumptions that the Company believes to be reasonable and to reflect forecasted market conditions at the assessment date. Assumptions in estimating future cash flows are subject to a high degree of judgment. The Company makes all efforts to forecast future cash flows as accurately as possible with the information available at the time a forecast is made. To this end, the Company evaluates the appropriateness of its assumptions as well as its overall forecasts by comparing projected results of upcoming years with actual results of preceding years and validating that differences therein are reasonable. Key assumptions relate to price trends, material costs, discount rate, customer demand, and the long-term growth and foreign exchange rates. A number of benchmarks from independent industry and other economic publications were also used. Changes in assumptions and estimates after the assessment date may lead to an outcome where impairment charges would be required in future periods. Specifically, actual results may vary from the Company’s forecasts and such variations may be material and unfavorable, thereby triggering the need for future impairment tests where the conclusions may differ in reflection of prevailing market conditions.

Management concluded during the Company’s annual goodwill impairment test for 2010 that of the Company’s goodwill within the EMEA reporting unit was fully impaired and the Company recorded a $168,714 non-cash impairment charge during the fourth quarter. Due to the operational challenges experienced in the EMEA region over the past few quarters and the negative business impact related to potential FCPA compliance issues within the region, management has reduced its near-term earnings outlook for the EMEA business unit, resulting in the goodwill impairment. The annual goodwill impairment tests for 2009 and 2008 resulted in no impairment in any of the Company’s reporting units.

The valuation techniques used in the impairment tests incorporate a number of estimates and assumptions that are subject to change; although the Company believes these estimates and assumptions are reasonable and reflect forecasted market conditions at the assessment date. Any changes to these assumptions and estimates due to market conditions or otherwise, may lead to an outcome where impairment charges would be required in future periods. Because actual results may vary from our forecasts and such variations may be material and unfavorable, the Company may need to record future impairment charges with respect to the goodwill attributed to any reporting unit.

Taxes on Income Deferred taxes are provided on an asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences, operating loss carry-forwards and tax credits. Deferred tax liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

The Company regularly assesses its position with regard to tax exposures and records liabilities for these uncertain tax positions and related interest and penalties, if any, according to the principles of Accounting Standards Codification (ASC) 740. The Company has recorded an accrual that reflects the recognition and measurement process for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. Additional future income tax expense or benefit may be recognized once the positions are effectively settled.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of December 31, 2010 (Continued)
(Unaudited)
(dollars in thousands, except per share amounts)

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

The following table represents assumed health care cost trend rates at December 31:

	2010	2009
Healthcare cost trend rate assumed for next year	7.40%	8.20%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.20%	4.20%
Year that rate reaches ultimate trend rate	2099	2099

The healthcare trend rates are reviewed based upon the results of actual claims experience. The Company used healthcare cost trends of 7.4 and 8.2 percent in 2011 and 2010, respectively, decreasing to an ultimate trend of 4.2 percent in 2099 for both medical and prescription drug benefits using the Society of Actuaries Long Term Trend Model with assumptions based on the 2008 Medicare Trustees’ projections. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

	One-Percentage-	One-Percentage-
	Point Increase	Point Decrease
Effect on total of service and interest cost	$61	$(56)
Effect on postretirement benefit obligation	$995	$(899)

RECENTLY ISSUED ACCOUNTING GUIDANCE

With the exception of those stated below, there have been no recent accounting guidance or changes in accounting guidance during the year ended December 31, 2010, as compared to the recent accounting guidance described in the annual report on Form 10-K as of December 31, 2009 that are of material significance, or have potential material significance. Refer to the notes to the consolidated financial statements for accounting guidance adopted during the year ended December 31, 2010.

In December 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-28, Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (ASU 2010-28). ASU 2010-28 clarifies the requirement to test for impairment of goodwill. ASC Topic 350 has required that goodwill be tested for impairment if the carrying amount of a reporting unit exceeds its fair value. Under ASU

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of December 31, 2010 (Continued)
(Unaudited)
(dollars in thousands, except per share amounts)

2010-28, when the carrying amount of a reporting unit is zero or negative an entity must assume that it is more likely than not that a goodwill impairment exists, perform an additional test to determine whether goodwill has been impaired and calculate the amount of that impairment. The modifications to ASC Topic 350 resulting from the issuance of ASU 2010-28 are effective for fiscal years beginning after December 15, 2010 and interim periods within those years. Early adoption is not permitted. The adoption of ASU 2010-08 is not expected to have an impact on the financial statements of the Company.

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Some of the risks, uncertainties and other factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements include, but are not limited to:

•	competitive pressures, including pricing pressures and technological developments;

•	changes in the Company’s relationships with customers, suppliers, distributors and/or partners in its business ventures;

•	changes in political, economic or other factors such as currency exchange rates, inflation rates, recessionary or expansive trends, taxes and regulations and laws affecting the worldwide business in each of the Company’s operations, including Brazil, where a significant portion of the Company’s revenue is derived;

•	the Company’s ability to take actions to mitigate the effect of the Venezuelan currency devaluation, further devaluation, actions of the Venezuelan government, and economic conditions in Venezuela;

•	the continuing effects of the economic downturn and the disruptions in the financial markets, including the bankruptcies, restructurings or consolidations of financial institutions, which could reduce our customer base and/or adversely affect our customers’ ability to make capital expenditures, as well as adversely impact the availability and cost of credit;

•	acceptance of the Company’s product and technology introductions in the marketplace;

•	the Company’s ability to maintain effective internal controls;

•	changes in the Company’s intention to repatriate cash and cash equivalents and short-term investments residing in international tax jurisdictions could negatively impact foreign and domestic taxes;

•	unanticipated litigation, claims or assessments, as well as the impact of any current or pending lawsuits;

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS as of December 31, 2010 (Continued)
(Unaudited)
(dollars in thousands, except per share amounts)

•	variations in consumer demand for financial self-service technologies, products and services;

•	potential security violations to the Company’s information technology systems;

•	the investment performance of the Company’s pension plan assets, which could require us to increase the Company’s pension contributions, and significant changes in health care costs, including those that may result from government action such as the recently enacted U.S. health care legislation;

•	the amount and timing of repurchases of the Company’s common shares;

•	the outcome of the Company’s global FCPA review and any actions taken by government agencies in connection with the Company’s self disclosure, including the pending SEC investigation;

•	the Company’s ability to achieve benefits from its cost-reduction initiatives and other strategic changes; and

•	the risk factors described above under “Item 1A. Risk Factors.”

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (dollars in thousands)

The Company is exposed to foreign currency exchange rate risk inherent in its international operations denominated in currencies other than the U.S. dollar. A hypothetical 10 percent movement in the applicable foreign exchange rates would have resulted in an increase or decrease in 2010 and 2009 year-to-date operating profit of approximately $13,603 and $9,988, respectively. The sensitivity model assumes an instantaneous, parallel shift in the foreign currency exchange rates. Exchange rates rarely move in the same direction. The assumption that exchange rates change in an instantaneous or parallel fashion may overstate the impact of changing exchange rates on amounts denominated in a foreign currency.

The Company’s risk-management strategy uses derivative financial instruments such as forwards to hedge certain foreign currency exposures. The intent is to offset gains and losses that occur on the underlying exposures, with gains and losses on the derivative contracts hedging these exposures. The Company does not enter into derivatives for trading purposes. The Company’s primary exposures to foreign exchange risk are movements in the euro/U.S.dollar, British pound/U.S.dollar and U.S. dollar/Swiss franc. There were no significant changes in the Company’s foreign exchange risks in 2010 compared with 2009.

The Company’s Venezuelan operations consist of a fifty-percent owned subsidiary, which is consolidated. On January 8, 2010, the Venezuelan government announced the devaluation of its currency, the bolivar, and the establishment of a two-tier exchange structure. Subsequently, during May 2010, the Venezuelan government seized control of the parallel market, thereby creating a new government-controlled rate. Transitioning from the parallel rate to the new government-controlled rate did not have a material impact on the Company’s consolidated financial statements. In the future, if the Company converts bolivares at a rate other than the new government-controlled rate, the Company may realize additional gains or losses that would be recorded in the statement of income.

The Company manages interest rate risk with the use of variable rate borrowings under its committed and uncommitted credit facilities and interest rate swaps. Variable rate borrowings under the credit facilities totaled $262,769 and $268,815 at December 31, 2010 and 2009, respectively, of which $50,000 was effectively converted to fixed rate using interest rate swaps. A one percentage point increase or decrease in interest rates would have resulted in an increase or decrease in interest expense of approximately $2,392 and $2,703 for 2010 and 2009, respectively, including the impact of the swap agreements. The Company’s primary exposure to interest rate risk is movements in the London Interbank Offered Rate (LIBOR), which is consistent with prior periods. As discussed in note 16 to the consolidated financial statements, the Company hedged $200,000 of the fixed rate borrowings under its private placement agreement, which was treated as a cash flow hedge. This reduced the effective interest rate by 14 basis points from 5.50 to 5.36 percent.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Diebold, Incorporated:

We have audited the accompanying consolidated balance sheets of Diebold, Incorporated and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity, and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule, Schedule II “Valuation and Qualifying Accounts.” These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diebold, Incorporated and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/   KPMG LLP

Cleveland, Ohio
February 22, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Diebold, Incorporated:

We have audited Diebold, Incorporated’s (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A(b) of the Company’s December 31, 2010 annual report on Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Diebold, Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Diebold, Incorporated and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 22, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Cleveland, Ohio
February 22, 2011

DIEBOLD, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,
	2010	2009

ASSETS
Current assets
Cash and cash equivalents	$328,658	$328,426
Short-term investments	273,123	177,442
Trade receivables, less allowances for doubtful accounts of $24,868 and $26,648, respectively	404,501	330,982
Inventories	444,575	448,243
Deferred income taxes	106,160	84,950
Prepaid expenses	32,111	37,370
Refundable income taxes	19,654	93,907
Other current assets	105,254	86,765

Total current assets	1,714,036	1,588,085

Securities and other investments	76,138	73,989
Property, plant and equipment at cost	646,235	613,377
Less accumulated depreciation and amortization	442,773	408,557

Property, plant and equipment, net	203,462	204,820
Goodwill	269,398	450,937
Deferred income taxes	49,961	32,834
Other assets	206,795	204,200

Total assets	$2,519,790	$2,554,865

LIABILITIES AND EQUITY
Current liabilities
Notes payable	$15,038	$16,915
Accounts payable	214,288	147,496
Deferred revenue	205,173	198,989
Payroll and benefits liabilities	78,515	77,934
Other current liabilities	296,751	301,757

Total current liabilities	809,765	743,091

Long-term debt	550,368	553,008
Pensions and other benefits	100,152	90,021
Postretirement and other benefits	23,096	29,174
Deferred income taxes	31,126	45,060
Other long-term liabilities	15,469	22,485
Commitments and contingencies	—	—
Equity
Diebold, Incorporated shareholders’ equity
Preferred shares, no par value, 1,000,000 authorized shares, none issued	—	—
Common shares, 125,000,000 authorized shares, 76,365,124 and 76,093,101 issued shares, 65,717,103 and 66,327,627 outstanding shares, respectively	95,456	95,116
Additional capital	308,699	290,689
Retained earnings	919,296	1,011,448
Treasury shares, at cost (10,648,021 and 9,765,474 shares, respectively)	(435,922)	(410,153)
Accumulated other comprehensive income	73,626	59,279

Total Diebold, Incorporated shareholders’ equity	961,155	1,046,379
Noncontrolling interests	28,659	25,647

Total equity	989,814	1,072,026

Total liabilities and equity	$2,519,790	$2,554,865

See accompanying notes to consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2010	2009	2008

Net sales
Products	$1,330,368	$1,238,346	$1,511,856
Services	1,493,425	1,479,946	1,569,982

	2,823,793	2,718,292	3,081,838

Cost of sales
Products	1,003,923	944,090	1,098,633
Services	1,100,305	1,124,202	1,208,328

	2,104,228	2,068,292	2,306,961

Gross profit	719,565	650,000	774,877
Selling and administrative expense	472,956	424,875	514,154
Research, development and engineering expense	74,225	72,026	73,034
Impairment of assets	175,849	2,500	4,376
(Gain) loss on sale of assets, net	(1,663)	7	403

	721,367	499,408	591,967

Operating (loss) profit	(1,802)	150,592	182,910
Other income (expense)
Investment income	34,545	29,016	25,218
Interest expense	(37,887)	(35,452)	(45,367)
Foreign exchange loss, net	(1,301)	(922)	(8,785)
Miscellaneous, net	4,048	(19,427)	2,341

(Loss) income from continuing operations before taxes	(2,397)	123,807	156,317
Taxes on income	14,561	44,477	41,496

(Loss) income from continuing operations	(16,958)	79,330	114,821
Income (loss) from discontinued operations, net of tax	275	(9,884)	(19,198)
Loss on sale of discontinued operations, net of tax	—	(37,192)	—

Net (loss) income	(16,683)	32,254	95,623
Net income attributable to noncontrolling interests	3,569	6,228	7,040

Net (loss) income attributable to Diebold, Incorporated	$(20,252)	$26,026	$88,583

Basic weighted-average shares outstanding	65,907	66,257	66,081
Diluted weighted-average shares outstanding	65,907	66,867	66,492
Basic earnings per share:
Net (loss) income from continuing operations, net of tax	$(0.31)	$1.10	$1.63
Loss from discontinued operations, net of tax	—	(0.71)	(0.29)

Net (loss) income attributable to Diebold, Incorporated	$(0.31)	$0.39	$1.34

Diluted earnings per share:
Net (loss) income from continuing operations, net of tax	$(0.31)	$1.09	$1.62
Loss from discontinued operations, net of tax	—	(0.70)	(0.29)

Net (loss) income attributable to Diebold, Incorporated	$(0.31)	$0.39	$1.33

Amounts attributable to Diebold, Incorporated
(Loss) income from continuing operations, net of tax	$(20,527)	$73,102	$107,781
Income (loss) from discontinued operations, net of tax	275	(47,076)	(19,198)

Net (loss) income attributable to Diebold, Incorporated	$(20,252)	$26,026	$88,583

See accompanying notes to consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands)

							Accumulated	Total
							Other	Diebold,
						Comprehensive	Comprehensive	Incorporated
	Common Shares		Additional	Retained	Treasury	Income	Income	Shareholders’	Noncontrolling	Total
	Number	Par Value	Capital	Earnings	Shares	(Loss)	(Loss)	Equity	Interests	Equity

Balance, January 1, 2008	75,579,237	$94,474	$261,364	$1,036,824	$(406,182)		$128,354	$1,114,834	$13,757	$1,128,591

Pension measurement date adjustment (note 12)				(1,387)			(1,916)	(3,303)		(3,303)
Split-dollar life insurance beginning retained earnings adjustment (note 1)				(2,584)				(2,584)		(2,584)
Net income				88,583		$88,583		88,583	7,040	95,623

Foreign currency hedges and translation						(99,689)		(99,689)	383	(99,306)
Interest rate hedges						(4,910)		(4,910)		(4,910)
Pensions						(94,763)		(94,763)		(94,763)

Other comprehensive loss						(199,362)	(199,362)	—		—

Comprehensive loss						$(110,779)		—		—

Stock options exercised	665	1	16					17		17
Restricted shares	121,985	152	5,861					6,013		6,013
Restricted stock units issued	49,526	62	(62)					—		—
Performance shares issued	50,021	63	719					782		782
Tax expense from employee stock plans			(2,122)					(2,122)		(2,122)
Share-based compensation expense			12,189					12,189		12,189
Colombia acquisition earnout			170		230			400		400
Dividends declared and paid				(66,563)				(66,563)		(66,563)
Treasury shares					(2,283)			(2,283)		(2,283)
Distributions to noncontrolling interest holders, net								—	(3,523)	(3,523)

Balance, December 31, 2008	75,801,434	$94,752	$278,135	$1,054,873	$(408,235)		$(72,924)	$946,601	$17,657	$964,258

Net income				26,026		$26,026		26,026	6,228	32,254

Foreign currency hedges and translation						107,773		107,773	1,759	109,532
Interest rate hedges						3,112		3,112		3,112
Pensions						21,318		21,318		21,318

Other comprehensive income						132,203	132,203	—		—

Comprehensive income						$158,229		—		—

Stock options exercised	66,400	83	1,442					1,525		1,525
Restricted shares	13,328	16	583					599		599
Restricted stock units issued	96,300	120	(120)					—		—
Performance shares issued	111,939	140	(96)					44		44
Deferred shares	3,700	5	(5)					—		—
Tax expense from employee stock plans			(1,160)					(1,160)		(1,160)
Share-based compensation expense			11,910					11,910		11,910
Dividends declared and paid				(69,451)				(69,451)		(69,451)
Treasury shares					(1,918)			(1,918)		(1,918)
Contributions from noncontrolling interest holders, net								—	3	3

Balance, December 31, 2009	76,093,101	$95,116	$290,689	$1,011,448	$(410,153)		$59,279	$1,046,379	$25,647	$1,072,026

Net (loss) income				(20,252)		$(20,252)		(20,252)	3,569	(16,683)

Foreign currency hedges and translation						27,867		27,867	669	28,536
Interest rate hedges						(793)		(793)		(793)
Pensions						(11,430)		(11,430)		(11,430)
Unrealized loss, net on available-for-sale investments						(1,297)		(1,297)		(1,297)

Other comprehensive income						14,347	14,347	—		—

Comprehensive loss						$(5,905)		—		—

Stock options exercised	123,091	154	3,269					3,423		3,423
Restricted shares	1,668	2	2,390					2,392		2,392
Restricted stock units issued	88,366	110	(110)					—		—
Performance shares issued	58,898	74	1,625					1,699		1,699
Tax expense from employee stock plans			(1,705)					(1,705)		(1,705)
Share-based compensation expense			12,541					12,541		12,541
Dividends declared and paid				(71,900)				(71,900)		(71,900)
Treasury shares					(25,769)			(25,769)		(25,769)
Distributions to noncontrolling interest holders, net								—	(1,226)	(1,226)

Balance, December 31, 2010	76,365,124	$95,456	$308,699	$919,296	$(435,922)		$73,626	$961,155	$28,659	$989,814

See accompanying notes to consolidated financial statements.

DIEBOLD INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2010	2009	2008

Cash flow from operating activities:
Net (loss) income	$(16,683)	$32,254	$95,623
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	79,253	77,693	80,470
Share-based compensation	12,541	11,910	12,189
Excess tax benefits from share-based compensation	(426)	(320)	(168)
Deferred income taxes	(47,777)	50,379	(22,592)
Impairment of assets	175,849	2,500	21,037
Devaluation of Venezuelan balance sheet	5,148	—	—
(Gain) loss on sale of assets, net	(1,663)	7	403
Equity in earnings of an investee	(2,982)	(2,456)	(2,470)
Loss on sale of discontinued operations	—	37,192	—
Cash (used in) provided by changes in certain assets and liabilities:
Trade receivables	(69,377)	123,400	10,633
Inventories	3,136	76,001	(53,650)
Prepaid expenses	5,057	6,354	1,183
Refundable income taxes	74,253	(67,404)	6,440
Other current assets	(7,402)	36,705	(14,706)
Accounts payable	65,768	(54,193)	36,480
Deferred revenue	8,568	6,322	(49,668)
Pension and postretirement benefits	(7,450)	(11,557)	(2,900)
Certain other assets and liabilities	(2,460)	(27,905)	163,917

Net cash provided by operating activities	273,353	296,882	282,221
Cash flow from investing activities:
Proceeds from sale of discontinued operations	1,815	9,908	—
Payments for acquisitions, net of cash acquired	—	(5,364)	(4,461)
Proceeds from maturities of investments	345,911	221,411	303,410
Proceeds from sale of investments	38,016	—	—
Payments for purchases of investments	(470,641)	(241,921)	(357,091)
Proceeds from sale of fixed assets	2,184	113	42
Capital expenditures	(51,298)	(44,287)	(57,932)
Increase in certain other assets	(20,878)	(30,638)	(23,982)
Purchase of finance receivables, net of cash collections	(9,865)	—	—

Net cash used in investing activities	(164,756)	(90,778)	(140,014)
Cash flow from financing activities:
Dividends paid	(71,900)	(69,451)	(66,563)
Debt issuance costs	—	(4,539)	—
Debt borrowings	553,965	326,017	606,269
Debt repayments	(569,928)	(382,934)	(624,040)
(Distribution to) contribution from noncontrolling interest holders, net	(1,226)	3	(3,523)
Excess tax benefits from share-based compensation	426	320	168
Issuance of common shares	3,332	1,514	—
Repurchase of common shares	(25,769)	(1,918)	—

Net cash used in financing activities	(111,100)	(130,988)	(87,689)

Effect of exchange rate changes on cash	2,735	11,874	(19,416)
Increase in cash and cash equivalents	232	86,990	35,102
Cash and cash equivalents at the beginning of the year	328,426	241,436	206,334

Cash and cash equivalents at the end of the year	$328,658	$328,426	$241,436

Cash received (paid) for:
Income taxes	$15,860	$(34,287)	$(42,154)
Interest	$(26,239)	$(24,486)	$(30,747)
Significant noncash investing and financing activities:
Finance receivables acquired	$33,843	$—	$—
Liabilities assumed related to acquisition of finance receivables	$20,861	$—	$—

See accompanying notes to consolidated financial statements.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2010

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

Use of Estimates in Preparation of Consolidated Financial Statements The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the value of purchase consideration, valuation of trade receivables, inventories, goodwill, intangible assets, and other long-lived assets, legal contingencies, guarantee obligations, indemnifications and assumptions used in the calculation of income taxes, pension and other postretirement benefits and customer incentives, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the economic difficulties in the United States credit markets and the global markets. Management monitors the economic condition and other factors and will adjust such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile foreign currency and equity, and declines in the global economic environment have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

International Operations The financial statements of the Company’s international operations are measured using local currencies as their functional currencies, with the exception of Venezuela, which is measured using the U.S. dollar as its functional currency because its economy is considered highly inflationary.

The Company translates the assets and liabilities of its non-U.S. subsidiaries at the exchange rates in effect at year end and the results of operations at the average rate throughout the year. The translation adjustments are recorded directly as a separate component of shareholders’ equity, while transaction gains (losses) are included in net income. Sales to customers outside the United States in relation to total consolidated net sales approximated 55.3 percent, 50.9 percent and 52.0 percent in 2010, 2009 and 2008, respectively.

Reclassifications The Company has reclassified the presentation of certain prior-year information to conform to the current presentation.

Out-of-Period Adjustments In 2010, the Company remediated a control weakness in the area of application of accounting policies specific to multiple-deliverable arrangements. As part of remediation, during 2010, the Company recorded an out-of-period adjustment to defer revenue previously recognized that was not in accordance with U.S. GAAP. The immaterial out-of-period adjustment was recorded within the Company’s operations in China, included in the Diebold International (DI) reporting segment. The adjustment decreased revenue related to multiple-deliverable contracts that included revenue which was contingent upon the installation of the equipment. This deferred revenue will be recognized upon completion of installation. The out-of-period adjustment represented a decrease in revenue and operating profit of $19,822 and $5,753, respectively.

In 2009 and 2008, the Company recorded out-of-period adjustments to increase income tax expense on continuing operations by approximately $9,000 and $5,300, respectively, relating to immaterial errors originating in prior years (refer to note 4).

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

Revenue Recognition On January 1, 2010, the Company elected to early adopt FASB Accounting Standards Update (ASU) 2009-13, Multiple-Deliverable Revenue Arrangements (ASU 2009-13), and FASB ASU 2009-14, Certain Arrangements That Include Software Elements (ASU 2009-14). The adoption of ASU 2009-13 and ASU 2009-14 did not have a material impact on the Company’s consolidated financial statements. ASU 2009-14 amended software revenue recognition guidance in FASB ASC 985-605 Software — Revenue Recognition (ASC 985-605), to exclude from its scope the Company’s tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. ASU 2009-13 modifies the requirements that must be met for the Company to recognize revenue from the sale of a delivered item that is part of a multiple-deliverable arrangement when other items have not yet been delivered. ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable in a multiple-deliverable arrangement. The selling price must be based on vendor specific objective evidence (VSOE), if available, or third-party evidence (TPE), if VSOE is not available, or estimated selling price if neither VSOE nor TPE is available.Also, the residual method of allocating arrangement consideration has been eliminated. ASU 2009- 13 and ASU 2009-14 were applied on a prospective basis for revenue arrangements entered into or materially modified after adoption. There were no changes to the Company’s units of accounting within its multiple-deliverable arrangements, how the Company allocates arrangement consideration or in the pattern or timing of revenue recognition as a result of the adoption of these updates.

The Company’s revenue recognition policy is consistent with the requirements of FASB ASC 605, Revenue Recognition (ASC 605). In general, the Company records revenue when it is realized, or realizable and earned. The Company considers revenue to be realized, or realizable and earned, when the following revenue recognition requirements are met: persuasive evidence of an arrangement exists, which is a customer contract; the products or services have been approved by the customer via delivery or installation acceptance; the sales price is fixed or determinable within the contract; and collectability is reasonably assured. For product sales, the Company determines that the earnings process is complete when title, risk of loss and the right to use equipment has transferred to the customer. Within the North America business segment, this occurs upon customer acceptance. Where the Company is contractually responsible for installation, customer acceptance occurs upon completion of the installation of all items at a job site and the Company’s demonstration that the items are in operable condition. Where the Company is not contractually responsible for installation, revenue recognition of these items is upon shipment or delivery to a customer location depending on the terms in the contract. Within the international business segment, customer acceptance is upon the earlier of delivery or completion of the installation depending on the terms in the contract with the customer. The Company has the following revenue streams related to sales to its customers:

Financial Self-Service Product & Integrated Services Revenue Financial self-service products pertain to automated teller machines (ATMs). Included with the ATM is a software component and a non-software component that function together to deliver the ATM’s essential functionality. The Company also provides service contracts on ATMs. Service contracts typically cover a 12-month period and can begin at any given month after the warranty period expires. The service provided under warranty is limited as compared to those offered under service contracts. Further, warranty is not considered a separate deliverable of the sale and covers only replacement of defective parts inclusive of labor. Service contracts are tailored to meet the individual needs of each customer. Service contracts provide additional services beyond those covered under the warranty, and usually include preventative maintenance service, cleaning, supplies stocking and cash handling, all of which are not essential to the functionality of the equipment. The contracts also may provide outsourced and managed services include remote monitoring, trouble-shooting for self-service customers, training, transaction processing, currency management, maintenance services and full support via person to person or online communication.

Revenue is recognized in accordance with ASC 605, the application of which requires judgment including the determination of whether an arrangement includes multiple deliverables. For service contracts, revenue is recognized ratably over the life of the contract period. In contracts that involve multiple-deliverable arrangements, product maintenance services are typically accounted for at the separately priced contract amount in accordance with FASB ASC 605-20, Separately Priced Extended Warranty and Product

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

Maintenance Contracts (ASC 605-20). Amounts deferred for all other undelivered items are determined based upon the selling price of the deliverables as prescribed in FASB ASC 605-25, Revenue Recognition — Multiple-Element Arrangements (ASC 605-25). The Company determines the selling price of deliverables within a multiple-deliverable arrangement based on VSOE (price when sold on stand-alone basis) or the estimated selling price where VSOE is not established for undelivered items. Total arrangement consideration is allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement proportionately to each deliverable on the basis of each deliverable’s selling price.

Electronic Security Products & Integrated Services Revenue The Company provides global product sales, service, installation, project management and monitoring of original equipment manufacturer (OEM) electronic security products to financial, government, retail and commercial customers. These solutions provide the Company’s customers a single-source solution to their electronic security needs. Revenue is recognized in accordance with ASC 605. Revenue on sales of the products described above is recognized upon shipment, installation or customer acceptance of the product as defined in the customer contract. In contracts that involve multiple deliverables, product maintenance services are typically accounted for under ASC 605-20. Amounts deferred for all other undelivered items are based upon the selling price of the deliverables as prescribed in ASC 605-25. The Company determines the selling price of deliverables within a multiple-deliverable arrangement based on the price charged when each deliverable is sold separately or estimated selling price. Total arrangement consideration is allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement proportionately to each deliverable on the basis of each deliverable’s selling price.

Physical Security & Facility Revenue The Company designs and manufactures several of its physical security and facility products. These consist of vaults, safe deposit boxes and safes, drive-up banking equipment and a host of other banking facilities products. Revenue on sales of the products described above is recognized when the revenue recognition requirements of ASC 605 have been met.

Election and Lottery Systems Revenue The Company offers election and lottery systems product solutions and support to the government in Brazil. Election systems revenue consists of election equipment, networking, tabulation and diagnostic software development, training, support and maintenance. Lottery systems revenue primarily consists of equipment. The election and lottery equipment components are included in product revenue. The software development, training, support and maintenance components are included in service revenue. The election and lottery systems contracts can contain multiple deliverables and custom terms and conditions. For contracts that do not contain multiple deliverables, revenue is recognized upon customer acceptance. In contracts that involve multiple deliverables, amounts deferred for undelivered items are based upon the selling price of the deliverables as prescribed in ASC 605-25. The Company determines the selling price of deliverables within a multiple-deliverable arrangement based on the estimated selling price. Total arrangement consideration is allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement proportionately to each deliverable on the basis of each deliverable’s selling price.

Software Solutions & Service Revenue The Company offers software solutions consisting of multiple applications that process events and transactions (networking software) along with the related server. Sales of networking software represent software solutions to customers that allow them to network various different vendors’ ATMs onto one network and revenue is recognized in accordance with ASC 985-605. Included within service revenue is revenue from software support agreements, which are typically 12 months in duration and pertain to networking software. For software support, revenue is recognized ratably over the life of the contract period. In contracts that involve multiple deliverables, amounts deferred for support are based upon VSOE of the value of the deliverables.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2010

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

Advertising Costs Advertising costs are expensed as incurred and were $8,782, $8,890 and $14,417 in 2010, 2009 and 2008, respectively.

Shipping and Handling Costs The Company recognizes shipping and handling fees billed when products are shipped or delivered to a customer, and includes such amounts in net sales. Third-party freight payments are recorded in cost of sales.

Taxes on Income Deferred taxes are provided on an asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences, operating loss carry-forwards and tax credits. Deferred tax liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Sales Tax The Company collects sales taxes from customers and accounts for sales taxes on a net basis.

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

Deferred Revenue Deferred revenue is recorded for any services that are billed to customers prior to revenue being realizable related to the service being provided. In addition, deferred revenue is recorded for amounts for any products that are billed to and collected from customers prior to revenue being recognizable.

Split-Dollar Life Insurance On January 1, 2008, the Company adopted guidance included in FASB ASC 715, Compensation — Retirement Benefits, which applies to entities that participate in collateral assignment split-dollar life insurance arrangements that extend into an employee’s retirement period (often referred to as “key person” life insurance) and life insurance arrangements that provide an employee with a specified benefit that is not limited to the employee’s active service period. This updated guidance requires employers to recognize a liability for the postretirement obligation associated with a collateral assignment arrangement if, based on an agreement with an employee, the employer has agreed to maintain a life insurance policy during the postretirement period or to provide

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

a death benefit. In addition, this updated guidance requires employers to recognize a liability and related compensation costs for future benefits that extend to postretirement periods. The cumulative effect of adopting this guidance was a $2,584 reduction of equity on January 1, 2008.

Goodwill Goodwill is the cost in excess of the net assets of acquired businesses. The Company tests all existing goodwill at least annually for impairment using the fair value approach on a “reporting unit” basis. The Company’s reporting units are defined as Domestic and Canada, Brazil, Latin America, Asia Pacific, and Europe, Middle East and Africa (EMEA). The Company uses the discounted cash flow method and the guideline company method for determining the fair value of its reporting units. The determination of implied fair value of the goodwill for a particular reporting unit is the excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities in the same manner as the allocation in a business combination. The Company’s fair value model uses inputs such as estimated future performance. The Company uses the most current information available and performs the annual impairment analysis as of November 30 each year. However, actual circumstances could differ significantly from assumptions and estimates made and could result in future goodwill impairment. The Company tests for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the carrying value of a reporting unit below its reported amount (refer to note 10).

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

Comprehensive Income (Loss) The Company displays comprehensive income (loss) in the consolidated statements of equity and accumulated other comprehensive income (loss) separately from retained earnings and additional capital in the consolidated balance sheets and statements of equity. Items included in other comprehensive income (loss) primarily represent adjustments made for foreign currency translation, pension and other postretirement benefit plans (refer to note 12) unrealized gains and losses on available-for-sale securities and hedging activities (refer to note 16).

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

Accumulated other comprehensive income (loss) consists of the following:

	Year Ended December 31,
	2010	2009	2008

Foreign currency hedges and translation	$168,935	$141,064	$38,319
Interest rate hedges	(927)	(952)	(2,877)
Pensions and other postretirement benefits	(158,079)	(138,853)	(172,939)
Unrealized loss, net on available-for-sale securities	(1,297)	—	—
Other	(225)	—	—

	8,407	1,259	(137,497)
Income tax benefit	65,219	58,020	64,573

Total accumulated other comprehensive income (loss)	$73,626	$59,279	$(72,924)

Foreign currency translation adjustments are not booked net of tax. Those adjustments are accounted for under the indefinite reversal criterion of FASB ASC 740-30, Income Taxes — Other Considerations or Special Areas.

Recently Adopted Accounting Guidance In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (ASU 2010-20), which amends FASB ASC 310, Receivables. This ASU requires disclosures related to financing receivables and the allowance for credit losses by portfolio segment. The ASU also requires disclosures of information regarding the credit quality, aging, nonaccrual status and impairments by class of receivable. Trade accounts receivable with maturities of one year or less are excluded from the disclosure requirements. The newly required disclosures as of the end of the reporting period are included in note 7. The effective date for disclosures for activity during the reporting period is the first quarter of 2011.

In May 2010, the FASB issued ASU 2010-19, Foreign Currency Issues: Multiple Foreign Currency Exchange Rates (ASU 2010-19). ASU 2010-19 is effective as of the announcement date of March 18, 2010. ASU 2010-19 provides the U.S. Securities and Exchange Commision (SEC) staff’s views on certain foreign currency issues related to investments in Venezuela. These issues relate to Venezuela’s highly inflationary status. The adoption of the provisions of ASU 2010-19 did not have a material impact on the Company’s consolidated financial statements.

On January 1, 2010, the Company elected to early adopt ASU 2009-13 and ASU 2009-14, which did not have a material impact on the Company’s consolidated financial statements. However, the adoption of ASU 2009-13 and ASU 2009-14 modifies the Company’s previously disclosed revenue recognition policy. ASU 2009-14 amends software revenue recognition guidance in ASC 985-605, to exclude from its scope the Company’s tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. ASU 2009-13 modifies the requirements that must be met for the Company to recognize revenue from the sale of a delivered item that is part of a multiple-deliverable arrangement when other items have not yet been delivered. ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable in a multiple-deliverable arrangement. The selling price must be based on VSOE, if available, or TPE, if VSOE is not available, or estimated selling price if neither VSOE nor TPE is available. Also, the residual method of allocating arrangement consideration has been eliminated. ASU 2009-13 and ASU 2009-14 were applied on a prospective basis for revenue arrangements entered into or materially modified after adoption. There were no changes to the Company’s units of accounting within its multiple-deliverable arrangements, how the Company allocates arrangement consideration or in the pattern or timing of revenue recognition as a result of the adoption of these updates.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

On January 1, 2010, the Company adopted FASB ASU 2010-06, Fair Value Measurements and Disclosures (ASU 2010-06). ASU 2010-06 updates FASB ASC 820, Fair Value Measurements. ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. On January 1, 2010, the Company early adopted ASU 2010-06 related to the reconciliation of level 3 fair value measurements, requiring information about purchases, sales, issuances and settlements to be presented separately. There was no material impact on the Company’s consolidated financial statements related to the adoption of this guidance.

On January 1, 2010, the Company adopted updated guidance included in FASB ASC 860-10, Transfers and Servicing — Overall. This guidance requires additional disclosures about the transfer and de-recognition of financial assets and eliminates the concept of qualifying special-purpose entities. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

On January 1, 2010, the Company adopted updated guidance included in FASB ASC 810, Consolidation (ASC 810), related to the consolidation of variable interest entities. This guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. In addition, this updated guidance amends the quantitative approach for determining the primary beneficiary of a variable interest entity. ASC 810 amends certain guidance for determining whether an entity is a variable interest entity and adds additional reconsideration events for determining whether an entity is a variable interest entity. Further, this guidance requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

Recently Issued Accounting Guidance In December 2010, the FASB issued ASU 2010-28, Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (ASU 2010-28). ASU 2010-28 clarifies the requirement to test for impairment of goodwill. ASC Topic 350 has required that goodwill be tested for impairment if the carrying amount of a reporting unit exceeds its fair value. Under ASU 2010-28, when the carrying amount of a reporting unit is zero or negative an entity must assume that it is more likely than not that a goodwill impairment exists, perform an additional test to determine whether goodwill has been impaired and calculate the amount of that impairment. The modifications to ASC Topic 350 resulting from the issuance of ASU 2010-28 are effective for fiscal years beginning after December 15, 2010 and interim periods within those years. Early adoption is not permitted. The adoption of ASU 2010-08 is not expected to have an impact on the financial statements of the Company.

NOTE 2:	EARNINGS PER SHARE

Basic earnings per share is based on the weighted-average number of common shares outstanding. Diluted earnings per share is based on the weighted-average number of common shares outstanding and all dilutive potential common shares outstanding. Under the two-class method of computing earnings per shares, non-vested share-based payment awards that contain rights to receive non-forfeitable dividends are considered participating securities. The Company’s participating securities include restricted stock units, deferred shares and shares that were vested but deferred by the employee. The Company calculated basic and diluted earnings per share under both the treasury stock method and the two-class method. For the years ended December 31, 2010, 2009 and 2008,

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

there was no difference in the earnings per share amounts calculated using the two methods. Accordingly, the treasury stock method is disclosed below.

The following represents amounts used in computing earnings per share and the effect on the weighted-average number of shares of dilutive potential common stock:

	December 31,
	2010	2009	2008

Numerator:
(Loss) income used in basic and diluted earnings per share:
(Loss) income from continuing operations, net of tax	$(20,527)	$73,102	$107,781
Income (loss) from discontinued operations, net of tax	275	(47,076)	(19,198)

Net (loss) income attributable to Diebold, Incorporated	$(20,252)	$26,026	$88,583

Denominator (in thousands):
Weighted-average number of common shares used in basic earnings per share	65,907	66,257	66,081
Effect of dilutive shares(a)	—	610	411

Weighted-average number of shares used in diluted earnings per share	65,907	66,867	66,492

Basic earnings per share:
(Loss) income from continuing operations, net of tax	$(0.31)	$1.10	$1.63
Income (loss) from discontinued operations, net of tax	—	(0.71)	(0.29)

Net (loss) income attributable to Diebold, Incorporated	$(0.31)	$0.39	$1.34

Diluted earnings per share:
(Loss) income from continuing operations, net of tax	$(0.31)	$1.09	$1.62
Income (loss) from discontinued operations, net of tax	—	(0.70)	(0.29)

Net (loss) income attributable to Diebold, Incorporated	$(0.31)	$0.39	$1.33

Anti-dilutive shares (in thousands):
Anti-dilutive shares not used in calculating diluted weighted-average shares	2,658	2,360	2,469

(a)	Incremental shares of 632 were excluded from the computation of diluted EPS for the year ended December 31, 2010 because their effect is anti-dilutive due to the loss from continuing operations.

NOTE 3:	SHARE-BASED COMPENSATION AND EQUITY

Dividends On the basis of amounts declared and paid, the annualized dividends per share were $1.08, $1.04 and $1.00 for the years ended December 31, 2010, 2009 and 2008, respectively.

Share-Based Compensation Cost The Company recognizes costs resulting from all share-based payment transactions based on the fair market value of the award as of the grant date. Awards granted after December 31, 2005 are valued at fair value and compensation cost is recognized on a straight-line basis over the requisite periods of each award. The Company estimated forfeiture rates are based on historical experience. The number of common shares that may be issued pursuant to the Amended and Restated 1991 Equity and Performance Incentive Plan (as amended and restated as of April 13, 2009) (1991 Plan) was 8,291,407, of which 4,236,406 shares were available for issuance at December 31, 2010.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

The following table summarizes the components of the Company’s employee and non-employee share-based compensation programs recognized as selling and administrative expense:

	December 31,
	2010	2009	2008

Stock options:
Pre-tax compensation expense	$3,540	$3,127	$3,371
Tax benefit	(1,310)	(1,157)	(1,247)

Stock option expense, net of tax	$2,230	$1,970	$2,124

Restricted Stock Units (RSUs):
Pre-tax compensation expense	$4,355	$3,775	$3,683
Tax benefit	(1,611)	(1,397)	(1,363)

RSU expense, net of tax	$2,744	$2,378	$2,320

Performance shares:
Pre-tax compensation expense	$3,820	$4,192	$4,267
Tax benefit	(1,413)	(1,551)	(1,579)

Performance share expense, net of tax	$2,407	$2,641	$2,688

Deferred shares:
Pre-tax compensation expense	$826	$816	$861
Tax benefit	(306)	(302)	(319)

Deferred share expense, net of tax	$520	$514	$542

Restricted shares:
Pre-tax compensation expense	$—	$—	$7
Tax benefit	—	—	(3)

Restricted share expense, net of tax	$—	$—	$4

Total share-based compensation:
Pre-tax compensation expense	$12,541	$11,910	$12,189
Tax benefit	(4,640)	(4,407)	(4,511)

Total share-based compensation, net of tax	$7,901	$7,503	$7,678

The following table summarizes information related to unrecognized share-based compensation costs as of December 31, 2010:

	Unrecognized	Weighted-Average
	Cost	Period
		(years)

Stock options	$5,537	2.3
RSUs	7,459	2.0
Performance shares	4,503	1.1
Deferred shares	152	0.3

	$17,651

EMPLOYEE SHARE-BASED COMPENSATION AWARDS

Stock options, RSUs, restricted shares and performance shares have been issued to officers and other management employees under the Company’s 1991 Plan.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

Stock Options

Stock options generally vest over a four- or five-year period and have a maturity of ten years from the issuance date. Option exercise prices equal the closing price of the Company’s common stock on the date of grant. The estimated fair value of the options granted was calculated using a Black-Scholes option pricing model using these assumptions:

	December 31,
	2010	2009	2008

Expected life (in years)	6-7	5-6	5-7
Weighted-average volatility	40%	40%	27%
Risk-free interest rate	2.77 – 3.15%	1.76 – 2.55%	2.71 – 3.14%
Expected dividend yield	2.44 – 2.63%	2.23 – 2.43%	1.97 – 1.86%

The Company uses historical data to estimate option exercise timing within the valuation model. Employees with similar historical exercise behavior with regard to timing and forfeiture rates are considered separately for valuation and attribution purposes. Expected volatility is based on historical volatility of the price of the Company’s common shares. The risk-free rate of interest is based on a zero-coupon U.S. government instrument over the expected life of the equity instrument. The expected dividend yield is based on actual dividends paid per share and the price of the Company’s common shares.

Options outstanding and exercisable as of December 31, 2010 and changes during the year ended were as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate Intrinsic
	Number of Shares	Exercise Price	Contractual Term	Value(1)
	(in thousands)	(per share)	(in years)

Outstanding at January 1, 2010	3,103	$37.84
Expired or forfeited	(239)	41.91
Exercised	(123)	27.16
Granted	411	27.88

Outstanding at December 31, 2010	3,152	$36.67	4.9	$6,969

Options exercisable at December 31, 2010	2,162	$40.50	3.5	$2,099

Options vested and expected to vest (2) at December 31, 2010	3,127	$36.72	4.8	$6,840

(1)	The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing share price on the last trading day of the year in 2010 and the exercise price, multiplied by the number of “in-the-money” options) that would have been received by the option holders had all option holders exercised their options on December 31, 2010. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common shares.

(2)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumption to total outstanding non-vested options.

The aggregate intrinsic value of options exercised for the years ended December 31, 2010, 2009 and 2008 was $510, $422 and $0, respectively. The weighted-average grant-date fair value of stock options granted for the years ended December 31, 2010, 2009 and 2008 was $9.46, $7.85 and $6.61, respectively. Total fair value of stock options vested during the years ended December 31, 2010, 2009 and 2008 was $3,059, $3,045 and $2,918 respectively. Exercise of options during the year ended December 31, 2010,

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

2009 and 2008 resulted in cash receipts of $3,332, $1,514 and $0, respectively. The tax expense during the years ended December 31, 2010, 2009 and 2008 related to the exercise of employee stock options were $1,750, $1,160 and $2,122, respectively.

Restricted Stock Units

RSUs provide for the issuance of a common share of the Company at no cost to the holder and generally vest after three to seven years. During the vesting period, employees are paid the cash equivalent of dividends on RSUs. Non-vested RSUs are forfeited upon termination unless the Board of Directors determines otherwise. Non-vested RSUs outstanding as of December 31, 2010 and changes during the year ended were as follows:

		Weighted-Average
		Grant-Date Fair
	Number of Shares	Value
	(in thousands)

Non-vested at January 1, 2010	470	$32.64
Forfeited	(37)	35.46
Vested	(88)	45.14
Granted	249	27.16

Non-vested at December 31, 2010	594	$29.06

The weighted-average grant-date fair value of RSUs granted for the years ended December 31, 2010, 2009 and 2008 was $27.16, $24.99 and $28.13, respectively. The total fair value of RSUs vested during the years ended December 31, 2010, 2009 and 2008 was $3,989, $3,830 and $2,627, respectively.

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

Non-vested performance shares outstanding as of December 31, 2010 and changes during the year ended were as follows:

		Weighted-Average
		Grant-Date Fair
	Number of Shares	Value
	(in thousands)

Non-vested at January 1, 2010	719	$36.70
Forfeited	(162)	57.16
Vested	(52)	58.65
Granted	237	35.89

Non-vested at December 31, 2010	742	$31.15

Non-vested performance shares are based on a maximum potential payout. Actual shares granted at the end of the performance period may be less than the maximum potential payout level depending on achievement of performance share objectives. The weighted-average grant-date fair value of performance shares granted for the years ended December 31, 2010, 2009 and 2008 was $35.89, $29.25 and $28.91, respectively. The total fair value of performance shares vested during the years ended December 31, 2010, 2009 and 2008 was $3,026, $5,327 and $857, respectively.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

NON-EMPLOYEE SHARE BASED COMPENSATION AWARDS

Director Deferred Shares

Deferred shares have been issued to non-employee directors under the Company’s 1991 Plan. Deferred shares provide for the issuance of a common share of the Company at no cost to the holder. Deferred shares vest in either a six-or twelve-month period and are issued at the end of the deferral period. During the vesting period and until the common shares are issued, non-employee directors are paid the cash equivalent of dividends on deferred shares.

Non-vested deferred shares as of December 31, 2010 and changes during the year ended were as follows:

		Weighted-Average
		Grant-Date
	Number of Shares	Fair Value
	(In thousands)

Non-vested at January 1, 2010	18	$25.52
Granted	25	33.28
Vested	(29)	28.55

Non-vested at December 31, 2010	14	$33.28

Vested at December 31, 2010	76	$34.02

Outstanding at December 31, 2010	90	$33.91

The weighted-average grant-date fair value of deferred shares granted for the years ended December 31, 2010, 2009 and 2008 was $33.28, $25.52 and $38.52, respectively. The aggregate intrinsic value of deferred shares released during the years ended December 31, 2010, 2009 and 2008 was $0, $158 and $0, respectively. Total fair value of deferred shares vested for the years ended December 31, 2010, 2009 and 2008 was $819, $843 and $790 respectively.

Other Non-employee Share-Based Compensation

In connection with the acquisition of Diebold Colombia, S.A. in December 2006, the Company issued 6,652 restricted shares with a grant-date fair value of $46.00 per share. These restricted shares vest in November 2011. In December 2006, the Company also issued warrants to purchase 34,789 common shares with an exercise price of $46.00 per share and grant-date fair value of $14.66 per share. The grant-date fair value of the warrants was valued using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.45 percent, dividend yield of 1.63 percent, expected volatility of 30 percent, and contractual life of six years. The warrants will expire in December 2016.

NOTE 4:	INCOME TAXES

The components of income (loss) from continuing operations before income taxes were as follows:

	Year Ended December 31,
	2010	2009	2008
Domestic	$(28,344)	$(16,108)	$4,105
Foreign	25,947	139,915	152,212

Total	$(2,397)	$123,807	$156,317

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

Income tax expense (benefit) from continuing operations is comprised of the following components:

	Year Ended December 31,
	2010	2009	2008
Current:
U.S. Federal	$649	$(24,688)	$18,440
Foreign	52,783	47,044	40,336
State and local	1,812	3,849	4,620

Total current	55,244	26,205	63,396
Deferred:
U.S. Federal	(9,431)	26,972	(21,354)
Foreign	(30,368)	(6,267)	(477)
State and local	(884)	(2,433)	(69)

Total deferred	(40,683)	18,272	(21,900)

Taxes on income	$14,561	$44,477	$41,496

In addition to the income tax expense listed above for the years ended December 31, 2010, 2009, and 2008, income tax expense (benefit) allocated directly to shareholders equity for the same periods was $(5,512), $8,066, and $(55,782), respectively. Income tax benefit recognized as an adjustment to goodwill for the year ended December 31, 2010 was $3,922.

Income tax benefit allocated to discontinued operations for the years ended December 31, 2010, 2009, and 2008 was $(2,836), $(7,374), and $(12,744), respectively. Income tax benefit allocated to the loss on sale of discontinued operations for the year ended December 31, 2009 was $(13,558).

Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by applying the U.S. federal income tax rate of 35 percent to pretax income from continuing operations are a result of the following:

	Year Ended December 31,
	2010	2009	2008
Statutory tax (benefit) expense	$(839)	$43,332	$54,711
State and local income taxes, net of federal tax benefit	539	920	2,958
Foreign income taxes	(17,664)	(11,882)	(13,415)
U.S. taxed foreign income	3,265	1,015	(3,773)
Subsidiary losses	189	(3,553)	(1,578)
Life insurance	(1,072)	(2,659)	(1,312)
Goodwill impairment	27,647	—	—
SEC charge	—	8,750	—
Out-of-period adjustments	—	8,765	5,304
Other	2,496	(211)	(1,399)

Taxes on income	$14,561	$44,477	$41,496

In the fourth quarter of 2009, the Company recorded adjustments to increase income tax expense on continuing operations by $8,765 relating to immaterial errors originating in prior years. The adjustments were composed primarily of four items: (1) a decrease to income tax expense of $1,029 due to an overstatement of income tax expense in 2004 relating to the reconciliation of the book basis to the tax basis of the Company’s finance lease receivables; (2) a net increase to income tax expense of $1,994 due to overstatements and understatements of income tax expense in the years 1999 through 2008 relating to income taxes on the Company’s equity

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

investment income; (3) an increase to income tax expense of $5,196 due to an understatement of income tax expense in the years 2003 through 2008 relating to corporate income taxes on the Company’s foreign subsidiaries’ passive investment income; and (4) an increase to income tax expense of $2,604 due to an understatement of income tax expense primarily in the years 2004 through 2007 relating to previously unreconciled accounts in the Company’s subsidiary in Spain. The Company determined that the impact of these corrections in all prior interim and annual periods and to 2009 results was immaterial to the consolidated financial statements.

In the fourth quarter of 2008, the Company recorded an adjustment to increase income tax expense on continuing operations by $5,304 relating to immaterial errors originating in prior years. The adjustment was due to an understatement of income tax expense in 2004 relating to the reconciliation of the book basis to the tax basis of the Company’s finance lease receivables.

The Company recognizes the benefit of tax positions taken or expected to be taken in its tax returns in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position will be sustained upon examination by authorities. Recognized tax positions are measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement.

Details of the unrecognized tax benefits are as follows:

	2010	2009
Balance at January 1	$10,116	$9,009
Increases related to prior year tax positions	3,180	1,092
Decreases related to prior year tax positions	(3,022)	(248)
Increases related to current year tax positions	171	546
Settlements	(167)	(116)
Reduction due to lapse of applicable statute of limitations	(436)	(167)

Balance at December 31	$9,842	$10,116

The entire amount of unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate.

The Company classifies interest expense and penalties related to the underpayment of income taxes in the financial statements as income tax expense. Consistent with the treatment of interest expense, the Company accrues interest income on overpayments of income taxes where applicable and classifies interest income as a reduction of income tax expense in the financial statements. As of December 31, 2010 and 2009, accrued interest and penalties related to unrecognized tax benefits totaled approximately $2,516 and $3,318, respectively.

It is reasonably possible that the total amount of unrecognized tax benefits will change during the next 12 months. The Company does not expect those changes to have a significant impact on its financial position or results of operations. The expected timing of payments cannot be determined with any degree of certainty.

At December 31, 2010, the Company is under audit by the IRS for tax years ended December 31, 2007, 2006, and 2005. All federal tax years prior to 2002 are closed by statute. The Company is subject to tax examination in various U.S. state jurisdictions for tax years 2002 to the present, as well as various foreign jurisdictions for tax years 1997 to the present.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2010	2009
Deferred tax assets:
Accrued expenses	$44,254	$44,304
Warranty accrual	24,305	18,394
Deferred compensation	17,365	16,936
Bad debts	7,740	6,926
Inventory	13,534	15,922
Deferred revenue	15,422	6,095
Pension and postretirement benefits	35,285	34,015
Research and development credit	7,548	6,228
Foreign tax credit	42,416	36,722
Net loss carryforward	98,798	95,606
Capital losses	2,973	4,323
State deferred taxes	6,646	5,613
Other	7,515	7,581

	323,801	298,665
Valuation allowance	(105,175)	(112,839)

Net deferred tax assets	$218,626	$185,826

Deferred tax liabilities:
Property, plant and equipment	$24,201	$21,707
Goodwill	38,182	58,620
Finance lease receivables	8,395	8,110
Investment in partnership	18,377	19,486
Undistributed earnings	3,419	2,512
Other	3,881	2,667

Net deferred tax liabilities	96,455	113,102

Net deferred tax asset	$122,171	$72,724

Deferred income taxes are reported in the consolidated balance sheets as follows:

	December 31,
	2010	2009
Deferred income taxes — current assets	$106,160	$84,950
Deferred income taxes — long-term assets	49,961	32,834
Other current liabilities	(2,824)	—
Deferred income taxes — long term liability	(31,126)	(45,060)

Net deferred tax asset	$122,171	$72,724

At December 31, 2010, the Company’s domestic and international subsidiaries had deferred tax assets relating to net operating loss (NOL) carryforwards of $98,798. Of these NOL carryforwards, $43,893 expires at various times between 2011 and 2030. The remaining NOL carryforwards of approximately $54,905 do not expire. The Company has a valuation allowance to reflect the estimated amount of deferred tax assets that, more likely than not, will not be realized. The valuation allowance relates primarily to

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

certain international and state NOLs. The net change in total valuation allowance for the years ended December 31, 2010 and 2009 was a (decrease) increase of $(7,664) and $15,651, respectively. The 2010 reduction in valuation allowance is primarily related to a change in circumstances, including improved profitability in core operations and a favorable outlook, that caused a change in judgment about the realization of a deferred tax asset in Brazil.

For the years ended December 31, 2010 and 2009, provisions were made for estimated U.S. income taxes, less available tax credits, which may be incurred upon the remittance of certain undistributed earnings in foreign subsidiaries and foreign unconsolidated affiliates. Provisions have not been made for income taxes on the $715,738 of book retained earnings at December 31, 2010 in foreign subsidiaries and corporate joint ventures which are deemed permanently reinvested. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable because such liability, if any, depends on certain circumstances existing if and when remittance occurs. A deferred tax liability will be recognized if and when the Company no longer plans to permanently reinvest these undistributed earnings.

NOTE 5:	INVESTMENTS

The Company’s investments, primarily in Brazil, consist of certificates of deposit and U.S. dollar indexed bond funds are classified as available-for-sale and stated at fair value based upon quoted market prices and net asset values, respectively. Unrealized gains and losses are recorded in other comprehensive income (OCI). Realized gains and losses are recognized in investment income and are determined using the specific identification method. Realized gains, net from the sale of securities for the year ended December 31, 2010 were $33. Proceeds from the sale of available-for-sale securities were $38,016 during the year ended December 31, 2010.

The Company has deferred compensation plans that enable certain employees to defer receipt of a portion of their cash or share-based compensation and non-employee directors to defer receipt of director fees at the participants’ discretion. For deferred cash-based compensation, the Company established a rabbi trust (refer to note 12), which is recorded at fair value of the underlying securities within securities and other investments. The related deferred compensation liability is recorded at fair value within other long-term liabilities. Realized and unrealized gains and losses on marketable securities in the rabbi trust are recognized in investment income.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

The Company’s investments, excluding cash surrender value of insurance contracts of $67,976 and $65,489 as of December 31, 2010 and 2009, respectively, consist of the following:

		Unrealized
	Cost Basis	Gain/(Loss)	Fair Value
As of December 31, 2010
Short-term investments:
Certificates of deposit	$221,706	$—	$221,706
U.S. dollar indexed bond funds	52,714	(1,297)	51,417

	$274,420	$(1,297)	$273,123

Long-term investments:
Assets held in a rabbi trust	$8,068	$95	$8,163

As of December 31, 2009
Short-term investments:
Certificates of deposit	$157,216	$—	$157,216
U.S. dollar indexed bond funds	20,226	—	20,226

	$177,442	$—	$177,442

Long-term investments:
Assets held in a rabbi trust	$9,400	$(900)	$8,500

NOTE 6:	FINANCE LEASE RECEIVABLES

The Company provides financing arrangements to customers purchasing its products. These financing arrangements are largely classified and accounted for as sales-type leases. As of December 31, 2010 and 2009, the Company’s finance lease receivables balance included $60,742 and $40,856, respectively, related to a customer financing arrangement in Brazil. Included in this amount are finance lease receivables purchased in 2010 of $33,843. The components of finance lease receivables are as follows:

	December 31,
	2010	2009
Total minimum lease receivable	$133,028	$105,080
Estimated unguaranteed residual values	5,942	5,274

	138,970	110,354
Less:
Unearned interest income	(15,151)	(17,942)
Unearned residuals	(1,207)	(1,182)

	(16,358)	(19,124)

Total	$122,612	$91,230

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

Future minimum payments due from customers under financing receivables as of December 31, 2010 are as follows:

2011	$48,388
2012	48,505
2013	19,992
2014	9,180
2015	4,523
Thereafter	2,440

$133,028

NOTE 7:	ALLOWANCE FOR CREDIT LOSSES

Trade Receivables The Company evaluates the collectability of trade receivables based on (1) a percentage of sales based on historical loss experience and current trends and (2) periodic adjustments for known events such as specific customer circumstances and changes in the aging of accounts receivable balances. After all efforts at collection have been unsuccessful, the account is deemed uncollectible and is written off.

Financing Receivables The Company evaluates the collectability of notes and finance lease receivables (collectively financing receivables) based on a specific customer circumstances, credit risk changes and payment patterns and historical loss experience. When the collectability is determined to be at risk based on the above criteria, the Company records the allowance for credit losses which represents the Company’s current exposure less estimated reimbursement from insurance claims. After all efforts at collection have been unsuccessful, the account is deemed uncollectible and is written off.

The following table summarizes the Company’s allowance for credit losses and recorded investment in financing receivable:

	Finance	Notes
	Leases	Receivable	Total
Allowance for credit losses
Balance individually evaluated for impairment	$378	$470	$848
Balance collectively evaluated for impairment	—	—	—

Balance December 31, 2010	$378	$470	$848

Recorded investment in financing receivables
Balance individually evaluated for impairment	$122,612	$18,723	$141,335
Balance collectively evaluated for impairment	—	—	—

Balance December 31, 2010	$122,612	$18,723	$141,335

The Company records interest income and any fees or costs related to financing receivables using the effective interest method over the term of the lease or loan. The Company reviews the aging of its financing receivables to determine past due and delinquent accounts. Credit quality is reviewed at inception and is re-evaluated as needed based on customer specific circumstances. Receivable balances greater than 60 days past due are reviewed and may be placed on nonaccrual status based on customer specific circumstances. Upon receipt of payment on nonaccrual financing receivables, interest income is recognized and accrual of interest is resumed once the account has been made current or the specific circumstances have been resolved.

As of December 31, 2010, the recorded investment in past-due finance lease receivables on nonaccrual status was $531. The recorded investment in finance lease receivables past due 90 days or more and still accruing interest was $560 as of December 31, 2010. The recorded investment in impaired notes receivable and the related allowance was $7,513 and $470, respectively, as of

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

December 31, 2010. The following table summarizes the Company’s aging of past-due notes receivable balances as of December 31, 2010:

31-60 days past due	$—
61-90 days past due	708
> 91 days past due	5,428

Total past due	$6,136

NOTE 8:	INVENTORIES

Major classes of inventories are summarized as follows:

	December 31,
	2010	2009

Finished goods	$184,944	$196,110
Service parts	166,317	168,281
Raw materials and work in process	93,314	83,852

Total inventories	$444,575	$448,243

NOTE 9:	PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment, at cost less accumulated depreciation and amortization:

	Estimated
	Useful Life	December 31,
	(years)	2010	2009

Land and land improvements	0-15	$5,446	$6,292
Buildings and building equipment	15	61,100	61,403
Machinery, tools and equipment	5-12	131,686	119,378
Leasehold improvements(1)	10	24,300	23,607
Computer equipment	3-5	82,532	80,274
Computer software	5-10	164,708	158,303
Furniture and fixtures	5-8	77,125	74,446
Tooling	3-5	80,255	76,834
Construction in progress		19,083	12,840

Total property plant and equipment, at cost		646,235	613,377
Less accumulated depreciation and amortization		442,773	408,557

Total property plant and equipment, net		$203,462	$204,820

(1)	The estimated useful life for leasehold improvements is the lesser of 10 years or the term of the lease.

During 2010, 2009 and 2008, depreciation expense, computed on a straight-line basis over the estimated useful lives of the related assets, was $51,425, $50,085 and $55,295, respectively.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

NOTE 10:	GOODWILL AND OTHER ASSETS

The changes in carrying amounts of goodwill within the Company’s Diebold North America (DNA) and DI segments are summarized as follows:

	DNA	DI	Total

Goodwill	$109,536	$350,797	$460,333
Accumulated impairment losses	(13,171)	(38,859)	(52,030)

Balance at January 1, 2009	$96,365	$311,938	$408,303

Goodwill acquired	2,326	55	2,381
Currency translation adjustment	258	39,995	40,253

Goodwill	112,120	390,847	502,967
Accumulated impairment losses	(13,171)	(38,859)	(52,030)

Balance at December 31, 2009	$98,949	$351,988	$450,937

Goodwill acquired	—	—	—
Impairment loss	—	(168,714)	(168,714)
Tax benefit (note 4)	—	(3,922)	(3,922)
Currency translation adjustment	43	(8,946)	(8,903)

Goodwill	112,163	377,979	490,142
Accumulated impairment losses	(13,171)	(207,573)	(220,744)

Balance at December 31, 2010	$98,992	$170,406	$269,398

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

Goodwill is reviewed for impairment based on a two-step test. In the first step, the Company compares the fair value of each reporting unit with its net book value. The fair value is determined based upon discounted estimated future cash flows as well as the market approach or guideline public company method. The Company’s Step 1 impairment test of goodwill of a reporting unit is based upon the fair value of the reporting unit, defined as the price that would be received to sell the net assets or transfer the net liabilities in an orderly transaction between market participants at the assessment date (November 30). In the event that the net carrying amount exceeds the fair value, a Step 2 test must be performed whereby the fair value of the reporting unit’s goodwill must be estimated to determine if it is less than its net carrying amount.

The valuation techniques used in the Step 1 impairment test and if necessary, Step 2 impairment test have incorporated a number of assumptions that the Company believes to be reasonable and to reflect forecasted market conditions at the assessment date. Assumptions in estimating future cash flows are subject to a high degree of judgment. The Company makes all efforts to forecast future cash flows as accurately as possible with the information available at the time a forecast is made. To this end, the Company evaluates the appropriateness of its assumptions as well as its overall forecasts by comparing projected results of upcoming years with actual results of preceding years and validating that differences therein are reasonable. Key assumptions, all of which are Level 3 inputs (refer to note 18), relate to price trends, material costs, discount rate, customer demand, and the long-term growth and foreign exchange rates. A number of benchmarks from independent industry and other economic publications were also used. Changes in assumptions and estimates after the assessment date may lead to an outcome where impairment charges would be required in future periods.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

Specifically, actual results may vary from the Company’s forecasts and such variations may be material and unfavorable, thereby triggering the need for future impairment tests where the conclusions may differ in reflection of prevailing market conditions.

Management concluded during the Company’s annual goodwill impairment test for 2010 that the Company’s goodwill within the EMEA reporting unit was fully impaired and the Company recorded a $168,714 non-cash impairment charge during the fourth quarter. Due to the operational challenges experienced in the EMEA region over the past few quarters and the negative business impact related to potential FCPA compliance issues within the region, management has reduced its near-term earnings outlook for the EMEA business unit, resulting in the goodwill impairment. The annual goodwill impairment tests for 2009 and 2008 resulted in no impairment in any of the Company’s reporting units.

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

Other Assets Included in other assets are net capitalized computer software development costs of $55,575 and $57,143 as of December 31, 2010 and 2009, respectively. Amortization expense on capitalized software of $17,315, $16,768 and $14,332 was included in product cost of sales for 2010, 2009 and 2008, respectively. Other long-term assets also consist of patents, trademarks and other intangible assets. Where applicable, other assets are stated at cost and, if applicable, are amortized ratably over the relevant contract period or the estimated life of the assets. Fees to renew or extend the term of the Company’s intangible assets are expensed when incurred. Impairment of long-lived assets is recognized when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the expected future undiscounted cash flows are less than the carrying amount of the asset, an impairment loss is recognized at that time to reduce the asset to the lower of its fair value or its net book value.

For the year ended December 31, 2010, the Company recorded a $3,000 other-than-temporary impairment within DNA continuing operations related to a cost method investment. The Company determined this investment was fully impaired as of September 30, 2010 due to a decline in fair value. In addition, the Company recorded approximately $4,100 intangible asset impairment charges within DNA continuing operations related to the 2004 acquisition of TFE Technology Holdings, a maintenance provider of network and hardware service solutions to federal and state government agencies and commercial firms. The impairment was a result of negative cash flows which were projected to persist related to this business due to non-renewal of certain contracts. Based on an analysis of the discounted and undiscounted future cash flows related to this business, the Company determined these customer contract intangible assets were fully impaired as of June 30, 2010.

For the year ended December 31, 2009, the Company impaired $2,500 related to the tradename Firstline, Incorporated in the DNA segment. For the year ended December 31, 2008, the Company impaired $4,376 of intangible assets in continuing operations of the DNA segment and $3,487 of intangible assets within loss from discontinued operations.

Investment in Affiliate Investment in the Company’s non-consolidated affiliate is accounted for under the equity method and consists of a 50 percent ownership in Shanghai Diebold King Safe Company, Ltd. The balance of this investment as of December 31, 2010 and 2009 was $12,118 and $11,308, respectively, and fluctuated based on equity earnings and dividends. Equity earnings from the non-consolidated affiliate are included in miscellaneous, net in the consolidated statements of operations and were $2,982, $2,456 and $2,470 for the years ended December 31, 2010, 2009 and 2008, respectively. The non-consolidated affiliate declared dividends of $2,172, $2,610 and $1,642 for the years ended December 31, 2010, 2009 and 2008, respectively.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

NOTE 11:	DEBT

Outstanding debt balances were as follows:

	December 31,
	2010	2009

Notes payable — current:
Uncommitted lines of credit	$15,038	$16,915

Long-term debt:
Credit facility	$235,000	$240,000
Senior notes	300,000	300,000
Industrial development revenue bonds	11,900	11,900
Other	3,468	1,108

	$550,368	$553,008

As of December 31, 2010, the Company had various international short-term uncommitted lines of credit with borrowing limits of $102,885. The weighted-average interest rate on outstanding borrowings on the short-term uncommitted lines of credit as of December 31, 2010 and 2009 was 3.01 and 9.15 percent, respectively. Short-term uncommitted lines mature in less than one year. The amount available under the short-term uncommitted lines at December 31, 2010 was $87,490.

In October 2009, the Company entered into a three-year credit facility. As of December 31, 2010, the Company had borrowing limits under this facility totaling $500,380 ($400,000 and €75,000, translated). Under the terms of the credit facility agreement, the Company has the ability, subject to various approvals, to increase the borrowing limits by $200,000 and €37,500. Up to $30,000 and €15,000 of the revolving credit facility is available under a swing line subfacility. The weighted-average interest rate on outstanding credit facility borrowings as of December 31, 2010 and 2009 was 2.71 and 2.63 percent, respectively, which is variable based on the London Interbank Offered Rate (LIBOR). The amount available under the credit facility as of December 31, 2010 was $265,380.

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

Maturities of debt as of December 31, 2010 are as follows: $15,038 in 2011, $236,615 in 2012, $75,480 in 2013, $479 in 2014, $331 in 2015 and $237,463 thereafter. Interest charged to expense for the Company’s debt instruments for the years ended December 31, 2010, 2009 and 2008 was $27,520, $23,796 and $32,748, respectively.

In 1997, industrial development revenue bonds were issued on behalf of the Company. The proceeds from the bond issuances were used to construct new manufacturing facilities in the United States. The Company guaranteed the payments of principal and interest on the bonds by obtaining letters of credit. The bonds were issued with a 20-year original term and are scheduled to mature in 2017. Each industrial development revenue bond carries a variable interest rate, which is reset weekly by the remarketing agents. The weighted-average interest rate on the bonds was 0.57 and 0.80 percent as of December 31, 2010 and 2009, respectively. Interest on the bonds charged to expense for the years ended December 31, 2010, 2009 and 2008 was $72, $122 and $329, respectively.

The Company’s financing agreements contain various restrictive financial covenants, including net debt to capitalization and net interest coverage ratios. As of December 31, 2010, the Company was in compliance with the financial covenants in its debt agreements.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

NOTE 12:	BENEFIT PLANS

Qualified Pension Benefits Plans that cover salaried employees provide pension benefits based on the employee’s compensation during the ten years before retirement. The Company’s funding policy for salaried plans is to contribute annually based on actuarial projections and applicable regulations. Plans covering hourly employees and union members generally provide benefits of stated amounts for each year of service. The Company’s funding policy for hourly plans is to make at least the minimum annual contributions required by applicable regulations. Employees of the Company’s operations in countries outside of the United States participate to varying degrees in local pension plans, which in the aggregate are not significant. In addition to the qualified and non-qualified pension plans, union employees in one of the Company’s U.S. manufacturing facilities participated in the International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers-Communications Workers of America multi-employer pension fund. This facility was closed in 2008 which triggered a withdrawal liability from the pension fund. The withdrawal liability was settled for $5,632 and was paid in 2010.

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

Prior to 2008, the Company used a September 30, measurement date to report its pension and other benefits at fiscal year-end. The Company remeasured its plan assets and benefit obligations on January 1, 2008 in order to transition to a fiscal year-end measurement date. This resulted in a cumulative beginning of year adjustment to retained earnings and accumulated other comprehensive income at January 1, 2008 of $1,387 and $1,916, respectively.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

The following tables set forth the change in benefit obligation, change in plan assets, funded status, consolidated balance sheet presentation and net periodic benefit cost for the Company’s defined benefit pension plans and other benefits at December 31:

	Pension Benefits		Other Benefits
	2010	2009	2010	2009

Change in benefit obligation
Benefit obligation at beginning of year	$490,544	$461,131	$16,585	$18,571
Service cost	9,994	10,902	—	1
Interest cost	30,723	28,947	993	1,127
Actuarial loss (gain)	41,848	9,178	1,311	(1,369)
Plan participant contributions	—	—	159	96
Medicare retiree drug subsidy reimbursements	—	—	219	240
Benefits paid	(21,037)	(19,637)	(2,382)	(2,081)
Other	688	23	—	—

Benefit obligation at end of year	$552,760	$490,544	$16,885	$16,585

Change in plan assets
Fair value of plan assets at beginning of year	$398,657	$327,333	$—	$—
Actual return on plan assets	57,507	75,307	—	—
Employer contributions	15,505	15,654	2,223	1,985
Plan participant contributions	—	—	159	96
Benefits paid	(21,037)	(19,637)	(2,382)	(2,081)

Fair value of plan assets at end of year	$450,632	$398,657	$—	$—

Funded status
Funded status	$(102,128)	$(91,887)	$(16,885)	$(16,585)
Unrecognized net actuarial loss(1)	152,854	135,723	4,996	3,969
Unrecognized prior service cost (benefit)(1)	2,196	1,645	(1,967)	(2,484)

Prepaid (accrued) pension cost	$52,922	$45,481	$(13,856)	$(15,100)

Amounts recognized in Balance Sheets
Current liabilities	$(2,711)	$(2,684)	$(1,797)	$(1,742)
Noncurrent liabilities(2)	(99,417)	(89,203)	(15,088)	(14,843)
Accumulated other comprehensive income	155,050	137,368	3,029	1,485

Net amount recognized	$52,922	$45,481	$(13,856)	$(15,100)

Change in accumulated other comprehensive income
Balance at beginning of year	$137,368	$170,161	$1,485	$2,778
Prior service (cost) credit recognized during the year	(197)	(271)	517	517
Net actuarial losses recognized during the year	(5,688)	(3,345)	(284)	(442)
Prior service cost occurring during the year	748	—	—	—
Net actuarial losses (gains) losses occurring during the year	22,819	(29,177)	1,311	(1,368)

Balance at end of year	$155,050	$137,368	$3,029	$1,485

(1)	Represents amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit costs.

(2)	Included in the consolidated balance sheets in pensions and other benefits and postretirement and other benefits are international and multi-employer plans.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

	Pension Benefits			Other Benefits
	2010	2009	2008	2010	2009	2008
Components of net periodic benefit cost
Service cost	$9,994	$10,902	$9,839	$—	$1	$2
Interest cost	30,723	28,947	28,046	993	1,127	1,221
Expected return on plan assets	(38,412)	(36,973)	(35,747)	—	—	—
Amortization of prior service cost(1)	197	271	381	(517)	(517)	(517)
Recognized net actuarial loss	5,688	3,345	804	284	442	432
Curtailment gain	—	—	(52)	—	—	—

Net periodic pension benefit cost	$8,190	$6,492	$3,271	$760	$1,053	$1,138

(1)	The annual amortization of pension benefits prior service cost is determined as the increase in projected benefit obligation due to the plan change divided by the average remaining service period of participating employees expected to receive benefits under the plan.

The following table represents information for pension plans with an accumulated benefit obligation in excess of plan assets for the years ended December 31:

	2010	2009
Projected benefit obligation	$552,760	$490,544
Accumulated benefit obligation	501,685	449,034
Fair value of plan assets	450,632	398,657

The following table represents the weighted-average assumptions used to determine benefit obligations at December 31:

	Pension Benefits		Other Benefits
	2010	2009	2010	2009
Discount rate	5.83%	6.33%	5.83%	6.33%
Rate of compensation increase	3.25%	3.25%

The following table represents the weighted-average assumptions used to determine periodic benefit cost at December 31:

	Pension Benefits		Other Benefits
	2010	2009	2010	2009
Discount rate	6.33%	6.41%	6.33%	6.41%
Expected long-term return on plan assets	8.50%	8.50%
Rate of compensation increase	3.25%	3.25%

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

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

The following table represents assumed health care cost trend rates at December 31:

	2010	2009
Healthcare cost trend rate assumed for next year	7.40%	8.20%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.20%	4.20%
Year that rate reaches ultimate trend rate	2099	2099

The healthcare trend rates are reviewed based upon the results of actual claims experience. The Company used healthcare cost trends of 7.4 and 8.2 percent in 2011 and 2010, respectively, decreasing to an ultimate trend of 4.2 percent in 2099 for both medical and prescription drug benefits using the Society of Actuaries Long Term Trend Model with assumptions based on the 2008 Medicare Trustees’ projections. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans.

A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

	One-Percentage-	One-Percentage-
	Point Increase	Point Decrease
Effect on total of service and interest cost	$61	$(56)
Effect on postretirement benefit obligation	$995	$(899)

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

Within the equities asset class, the investment policy provides for investments in a broad range of publicly-traded securities including both domestic and international stocks diversified by value, growth and cap size. Within the fixed income asset class, the investment policy provides for investments in a broad range of publicly-traded debt securities with a substantial portion allocated to a long duration strategy in order to partially offset interest rate risk relative to the plans’ liabilities. The alternative asset class allows for investments in diversified strategies with a stable and proven track record and low correlation to the U.S. stock market.

The following table summarizes the Company’s target mix for these asset classes in 2011, which are readjusted at least quarterly within a defined range, and the Company’s actual pension plan asset allocation as of December 31, 2010 and 2009:

	Target
	Allocation
	Percentage	Actual Allocation Percentage
	2011	2010	2009

Equity securities	45	45	48
Debt securities	40	43	42
Real estate	5	3	—
Other	10	9	10

Total	100	100	100

Assets are categorized into a three level hierarchy based upon the assumptions (inputs) used to value the assets (refer to note 18).

Level 1 — Fair value of investments categorized as level 1 are determined based on period end closing prices in active markets. Mutual funds are valued at their net asset value (NAV) on the last day of the period.

Level 2 — Fair value of investments categorized as level 2 are determined based on the latest available ask price or latest trade price if listed. The fair value of unlisted securities is established by fund managers using the latest reported information for comparable

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

securities and financial analysis. If the manager believes the fund is not capable of immediately realizing the fair value otherwise determined, the manager has the discretion to determine an appropriate value. Common collective trusts are valued at NAV on the last day of the period.

Level 3 — Fair value of investments categorized as level 3 represent the Plan’s interest in private equity, hedge and property funds. The fair value for these assets is determined based on the NAV as reported by the underlying investment managers.

The following table summarizes the fair value of the Company’s plan assets as of December 31, 2010:

	Fair Value	Level 1	Level 2	Level 3
Cash and other	$55	$55	$—	$—
Mutual funds:
U.S. mid growth	18,240	18,240	—	—
Equity securities:
U.S. large cap index	74,905	74,905	—	—
U.S. mid cap value	16,640	16,640	—	—
U.S. small cap core	21,610	21,610	—	—
International developed markets	43,816	43,816	—	—
Fixed income securities:
U.S. corporate bonds	68,108	—	68,108	—
International corporate bonds	2,568	—	2,568	—
U.S. government	734		734
Mortgage-backed securities	73	—	73	—
Other fixed income	1,909	—	1,909	—
Common collective trusts(a)	145,199	—	145,199	—
Alternative investments:
Multi-strategy hedge funds(b)	22,107	—	—	22,107
Private equity funds(c)	20,488	—	—	20,488
Real estate(d)	14,180	—	—	14,180

Total	$450,632	$175,266	$218,591	$56,775

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

The following table summarizes the fair value of the Company’s plan assets as of December 31 2009:

	Fair Value	Level 1	Level 2	Level 3
Cash and other	$2,382	$2,382	$—	$—
Short-term investments	3,855	3,855	—	—
Mutual funds:
U.S. mid growth	21,803	21,803	—	—
Equity securities:	—
U.S. large cap value	37,203	37,203	—	—
U.S. large cap growth	37,170	37,170	—	—
U.S. mid cap value	17,937	17,937	—	—
U.S. small cap core	17,588	17,588	—	—
International developed markets	36,365	36,365	—	—
Fixed income securities:
U.S. corporate bonds	61,030	—	61,030	—
International corporate bonds	2,203	—	2,203	—
Mortgage-backed securities	1,166	—	1,166	—
U.S. government treasuries	312	—	312	—
Other fixed income	77	—	77	—
Common collective trusts(a)	123,093	—	123,093	—
Alternative investments:
Multi-strategy hedge funds(b)	20,481	—	—	20,481
Private equity funds(c)	15,992	—	—	15,992

Total	$398,657	$174,303	$187,881	$36,473

(a)	Common collective trusts At December 31, 2010, approximately 82 percent of the common collective trusts (CCTs) are invested in fixed income securities including approximately 40 percent in mortgage-backed securities, 35 percent in corporate bonds and 25 percent in U.S. Treasury and other. Approximately 18 percent of the CCTs at December 31, 2010 are invested in international emerging market equity strategies. Investments in fixed income securities can be redeemed daily. At December 31, 2009, approximately 84 percent of the CCTs are invested in fixed income securities including approximately 50 percent in mortgage-backed securities, 30 percent in corporate bonds and 20 percent in U.S. Treasury and other. Approximately 16 percent of the CCTs at December 31, 2009 are invested in international emerging market equity strategies. Investments in fixed income securities can be redeemed daily. Investments in emerging market equity can be redeemed semi-monthly with a 15-day notice.

(b)	Multi-strategy hedge funds The objective of the multi-strategy hedge funds is to diversify risks and reduce volatility. At December 31, 2010, investments in this class include approximately 35 percent long/short equity, 35 percent arbitrage and event investments and 30 percent in directional trading and fixed income. At December 31, 2009, investments in this class include approximately 30 percent long/short equity, 40 percent arbitrage and event investments and 30 percent in directional trading and fixed income and other. Investments in the multi-strategy hedge fund can be redeemed semi-annually with a 95-day notice.

(c)	Private equity funds The objective of the private equity funds is to achieve long-term returns through investments in a diversified portfolio of private equity limited partnerships that offer a variety of investment strategies, targeting low volatility and low correlation to traditional asset classes. As of December 31, 2010 and 2009, investments in these private equity funds include approximately 45 percent in buyout private equity funds that usually invest in mature companies with established

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

business plans, 35 percent in special situations private equity and debt funds that focus on niche investment strategies and 20 percent in venture private equity funds that invest in early development or expansion of business. Investments in private equity fund can be redeemed only with written consent from the general partner, which may or may not be granted. At December 31, 2010 and 2009, the Company had unfunded commitments of underlying funds of $6,012 and $8,552.

(d)	Real Estate The objective of the real estate fund is to achieve long-term returns through investments in a broadly diversified portfolio of improved properties with stabilized occupancies. As of December 31, 2010 investments in this fund include approximately 33 percent office, 23 percent retail, 21 percent residential, 11 percent industrial and 12 percent cash and other. Investments in the real estate fund can be redeemed once per quarter subject to available cash, with a 45 day notice.

The following table summarizes the changes in fair value of level 3 assets for the year ended December 31:

	2010	2009
Balance, January 1	$36,473	$35,075
Acquisitions	15,540	2,245
Dispositions	(383)	(242)
Realized gain (loss), net	1,907	2,336
Unrealized gain (loss), net	3,238	(2,941)

Balance, December 31	$56,775	$36,473

The following table represents the amortization amounts expected to be recognized during 2011:

	Pension Benefits	Other Benefits
Amount of net prior service cost (credit)	$258	$(517)
Amount of net loss	9,445	389

The Company contributed $15,505 to its pension plans, including contributions to the nonqualified plan, and $2,223 to its other postretirement benefit plan in the year ended December 31, 2010. Also, the Company expects to contribute $23,881 to its pension plans, including the nonqualified plan, and $1,848 to its other postretirement benefit plan in the year ended December 31, 2011. The following benefit payments, which reflect expected future service, are expected to be paid:

		Other Benefits	Other Benefits
	Pension	before Medicare	after Medicare
	Benefits	Part D Subsidy	Part D Subsidy
2011	$21,916	$2,083	$1,848
2012	23,678	2,041	1,808
2013	25,204	1,989	1,762
2014	27,103	1,924	1,705
2015	29,064	1,832	1,621
2016 — 2020	176,375	7,986	7,099

Retirement Savings Plan The Company offers employee 401(k) savings plans (savings plans) to encourage eligible employees to save on a regular basis by payroll deductions. Effective July 1, 2003, a new enhanced benefit to the Savings Plans became effective. All new salaried employees hired on or after July 1, 2003 were provided with an employer basic matching contribution in the amount of 100 percent of the first three percent of eligible pay and 60 percent of the next three percent of eligible pay. This new enhanced benefit is in lieu of participation in the pension plan for salaried employees. For employees hired prior to July 1, 2003, the Company matched 60 percent of participating employees’ first three percent of contributions and 40 percent of participating employees’ next three percent of contributions. Effective April 1, 2009, the Company match for the Savings Plans was suspended if a participant was hired before July 1, 2003 and participates in the Diebold pension plan. Also effective April 1, 2009, the Company match was reduced to 30 cents for every dollar up to six percent of income for participants who were hired after July 1, 2003 and do not participate in the Diebold

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

pension plan. The Company match is determined by the Board of Directors and evaluated at least annually. Total Company match was $1,895, $5,077 and $12,510 for the years ended December 31, 2010, 2009 and 2008, respectively.

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

The Company’s future minimum lease payments due under non-cancellable operating leases for real estate, vehicles and other equipment at December 31, 2010 are as follows:

	Total	Real Estate	Equipment(a)
2011	$37,092	$21,948	$15,144
2012	25,104	17,595	7,509
2013	18,129	14,740	3,389
2014	13,848	12,239	1,609
2015	10,998	9,716	1,282
Thereafter	18,913	14,802	4,111

	$124,084	$91,040	$33,044

(a)	Leased vehicles with contractual terms of 36-60 months are cancellable after 12 months without penalty.

Future minimum lease payments reflect only the minimum payments during the initial 12-month non-cancellable term.

Under lease agreements that contain escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term. Rental expense under all lease agreements amounted to approximately $69,448, $74,914 and $84,708 for the years ended December 31, 2010, 2009 and 2008, respectively.

NOTE 14:	GUARANTEES AND PRODUCT WARRANTIES

In September 2009, the Company sold its U.S. election systems business. The related sale agreement contained shared liability clauses pursuant to which the Company agreed to indemnify the purchaser for 70 percent of any adverse consequences to the purchaser arising out of certain defined potential litigation or obligations. As of December 31, 2010, there were no material adverse consequences related to these shared liability indemnifications. The Company’s maximum exposure under the shared liability indemnifications is $8,000.

In 1997, industrial development revenue bonds were issued on behalf of the Company. The Company guaranteed repayment of the bonds (refer to note 11) by obtaining letters of credit. The carrying value of the bonds was $11,900 as of December 31, 2010 and 2009.

The Company provides its global operations guarantees and standby letters of credit through various financial institutions to suppliers, regulatory agencies and insurance providers. If the Company is not able to make payment, the suppliers, regulatory agencies and insurance providers may draw on the pertinent bank. At December 31, 2010, the maximum future payment obligations

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

relative to these various guarantees totaled $74,629, of which $23,202 represented standby letters of credit to insurance providers, and no associated liability was recorded. At December 31, 2009, the maximum future payment obligations relative to these various guarantees totaled $53,419 of which $22,628 represented standby letters of credit to insurance providers, and no associated liability was recorded.

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

	2010	2009
Balance at January 1	$62,673	$43,009
Current period accruals(a)	77,490	67,316
Current period settlements	(61,850)	(47,652)

Balance at December 31	$78,313	$62,673

(a)	includes the impact of foreign exchange rate fluctuations

NOTE 15:	COMMITMENTS AND CONTINGENCIES

At December 31, 2010, the Company had purchase commitments due within one year totaling $3,672 for materials through contract manufacturing agreements at negotiated prices. The amounts purchased under these obligations totaled $7,508, $6,235 and $10,926 in 2010, 2009 and 2008, respectively.

At December 31, 2010, the Company was a party to several lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the consolidated financial statements would not be materially affected by the outcome of these legal proceedings, commitments or asserted claims.

In addition to the routine legal proceedings noted above the Company was a party to the lawsuits described below at December 31, 2010:

401(k) and Securities Class Actions

The Company has been served with various lawsuits, filed against it and certain current and former officers and directors, by shareholders and participants in the Company’s 401(k) Plan, alleging breaches of fiduciary duties under the Employee Retirement Income Security Act of 1974 with respect to the 401(k) Plan. These complaints, which have been consolidated into a single proceeding, seek compensatory damages in an unspecific amount, fees and expenses related to such lawsuits and the granting of extraordinary equitable and/or injunctive relief. In May 2009, the Company agreed to settle the 401(k) class action litigation for $4,500 to be paid out of the Company’s insurance policies. On February 11, 2011, the court entered an order approving the settlement.

On June 30, 2010, a shareholder filed a putative class action complaint in the United States District Court for the Northern District of Ohio alleging violations of the federal securities laws against the Company, certain current and former officers, and the Company’s independent auditors. The complaint seeks unspecified compensatory damages on behalf of a class of persons who purchased the Company’s stock between June 30, 2005 and January 15, 2008 and fees and expenses related to the lawsuit. The complaint generally relates to the matters set forth in the court documents filed by the SEC in June 2010 finalizing the settlement of civil charges stemming from the investigation of the Company conducted by the Division of Enforcement of the SEC (SEC settlement).

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

On October 19, 2010, an alleged shareholder of the Company filed a shareholder derivative lawsuit in the Stark County, Ohio, Court of Common Pleas, alleging claims on behalf of the Company against certain current and former officers and directors of the Company for breach of fiduciary duty, unjust enrichment, and corporate waste. The complaint generally relates to the matters set forth in the court documents filed by the SEC in June 2010 in connection with the SEC Settlement, and asserts that the defendants are liable to the Company for alleged damages associated with the SEC investigation, settlement, and related litigation. It also asserts that alleged misstatements in the Company’s publicly issued financial statements caused the Company’s common stock to trade at artificially inflated prices between 2004 and 2006, and that defendants harmed the Company by causing it to repurchase its common stock in the open market at inflated prices during that period. The complaint seeks an award of money damages against the defendants and in favor of the Company in an unspecified amount, as well as unspecified equitable and injunctive relief and attorneys’ fees and expenses.

Management is unable to determine the financial statement impact, if any, of the putative federal securities class action and the shareholder derivative lawsuit.

Labor and Wage Actions

On August 28, 2009, a purported class action lawsuit was filed in the United States District Court for the Southern District of California alleging that a class of all California technicians employed by the Company who were scheduled to be on standby were: (a) not paid for all hours that they worked; (b) not paid overtime compensation at the correct rate of pay; (c) not properly paid for missed meal and rest breaks and (d) not given correct paycheck stubs (Francisco v. Diebold, Incorporated, Case No. CV 1889 WQH WMC). The complaint seeks additional overtime and other compensation under the California Labor Code, various civil penalties and attorneys’ fees and expenses, and a request for an injunction for future compliance with the California Labor Code provisions that were alleged to have been violated. A mediation was held in the first quarter of 2011, which resulted in a tentative settlement, subject to agreement on final settlement terms and court approval, that is not considered material to the consolidated financial statements.

On May 7, 2010, a purported collective action under the Fair Labor Standards Act was filed in the United States District Court for the Northern District of Florida alleging that field service employees of the Company nationwide were not paid for the time spent logging into the Company’s computer network in the morning, for travel to their first jobs and for meal periods that were supposedly automatically deducted from the employees’ pay but, allegedly, not taken. The lawsuit seeks unpaid overtime, liquidated damages equal to the amount of unpaid overtime and attorneys’ fees. In December 2010, the plaintiff voluntarily dismissed the lawsuit, which resulted in a tentative settlement in the amount of $9,500 subject to agreement on final settlement terms and court approval. This tentative settlement was recorded in selling and administrative expense in December 2010.

Election Systems Actions

The Company, including certain of its subsidiaries, filed a lawsuit on May 30, 2008 against Cuyahoga County, the Board of Elections of Cuyahoga County, Ohio, the Board of County Commissioners of Cuyahoga County, Ohio, (collectively, Cuyahoga County), and Ohio Secretary of State Jennifer Brunner (Secretary) regarding several Ohio contracts under which certain of the Company’s subsidiaries provided voting equipment and related services to the State of Ohio and a number of its counties seeking a declaration that the Company met its contractual obligations.

In response, Cuyahoga County and the Secretary filed several claims against the Company and its former subsidiaries seeking declaratory relief and unspecified damages under several theories of recovery, as well as seeking to pierce the Company’s “corporate veil” and hold Diebold, Incorporated directly liable for acts and omissions alleged to have been committed by its subsidiaries. In connection with the Company’s subsequent sale of those subsidiaries, the Company agreed to indemnify the former subsidiaries and their purchaser from any and all liabilities arising out of the lawsuit. Additional Ohio counties joined the Secretary’s claims, including

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

Butler County. In March 2010, the Company and Cuyahoga County agreed to settle their claims for $7,500, to be paid out of the Company’s insurance policies, and the court has dismissed that portion of the lawsuit

The Company has also reached settlement agreements with the Secretary and all of the Ohio counties using the former subsidiaries’ voting equipment, except Butler County. The settlements are for immaterial amounts, to be paid out of the Company’s insurance policies, and free or discounted products and services, to be provided by the Company’s former subsidiaries or third parties. On November 1, 2010, all of the claims in the lawsuit, except those of Butler County, were dismissed. For procedural purposes, simultaneously with the dismissal entry on November 1, 2010, the Company and its former subsidiaries filed a claim against Butler County seeking a declaration that it is not entitled to relief on its claims. Settlement discussions with Butler County are ongoing.

Global FCPA Review

During the second quarter of 2010, while conducting due diligence in connection with a potential acquisition in Russia, the Company identified certain transactions and payments by its subsidiary in Russia (primarily during 2005 to 2008) that potentially implicate the FCPA, particularly the books and records provisions of the FCPA. As a result, the Company is conducting an internal review and collecting information related to its global FCPA compliance.

In the fourth quarter of 2010, the Company identified certain transactions within its Asia Pacific operation over the past several years which may also potentially implicate the FCPA. The Company’s current assessment indicates that the transactions and payments in question to date do not materially impact or alter the Company’s consolidated financial statements in any year or in the aggregate. The Company’s internal review is ongoing, and accordingly, there can be no assurance that it will not find evidence of additional transactions that potentially implicate the FCPA.

The Company has voluntarily self-reported its findings to the SEC and the U.S. Department of Justice (DOJ) and is cooperating with these agencies in their review. The Company has been informed that the SEC’s inquiry now has been converted to a formal, non-public investigation. The Company also received a subpoena for documents from the SEC and a voluntary request for documents from the DOJ in connection with the investigation. The Company cannot predict the length, scope or results of its review or these government investigations, or the impact, if any, on its results of operations.

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

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

FOREIGN EXCHANGE

Non-Designated Hedges A substantial portion of the Company’s operations and revenues are international. As a result, changes in foreign exchange rates can create substantial foreign exchange gains and losses from the revaluation of non-functional currency monetary assets and liabilities. The Company’s policy allows the use of foreign exchange forward contracts with maturities of up to 24 months to mitigate the impact of currency fluctuations on those foreign currency asset and liability balances. The Company elected not to apply hedge accounting to its foreign exchange forward contracts. Thus, spot-based gains/losses offset revaluation gains/losses within foreign exchange loss, net and forward-based gains/losses represent interest expense. For the year ended December 31, 2010, there were 840 non-designated foreign exchange contracts that settled. As of December 31, 2010, there were 59 non-designated foreign exchange contracts outstanding, primarily euro, British pound and Swiss franc, totaling $526,008, which represents the absolute value of notional amounts.

Net Investment Hedges The Company has international subsidiaries with net balance sheet positions that generate cumulative translation adjustments within other comprehensive income. During 2009, the Company used derivatives to manage potential adverse changes in value of its net investments in Brazil. The Company uses the forward to forward method for its quarterly retrospective and prospective assessments of hedge effectiveness. No ineffectiveness results if the notional amount of the derivative matches the portion of the net investment designated as being hedged because the Company uses derivative instruments with underlying exchange rates consistent with its functional currency and the functional currency of the hedged net investment. Changes in value that are deemed effective are accumulated in other comprehensive income where they will remain until they are reclassified to income together with the gain or loss on the entire investment upon substantial liquidation of the subsidiary. As of December 31, 2010 and 2009, there were no net investment hedge contracts outstanding.

INTEREST RATE

Cash Flow Hedges The Company has variable rate debt and is subject to fluctuations in interest related cash flows due to changes in market interest rates. The Company’s policy allows derivative instruments designated as cash flow hedges that fix a portion of future variable-rate interest expense. The Company executed two pay-fixed receive-variable interest rate swaps, with a notional amount totaling $50,000, to hedge against changes in the LIBOR benchmark interest rate on a portion of the Company’s LIBOR-based borrowings. In October 2010, one of the two interest rate hedges with a notional amount of $25,000 expired. In October 2009, the Company used borrowings of approximately $205,000 and €50,300 under its new credit facility agreement to repay all amounts outstanding under (and terminated) the prior loan agreement. While the LIBOR-based cash flows designated in the original hedge relationships remain probable of occurring, the Company elected to de-designate the original cash flow hedging relationships and designated new hedging relationships in conjunction with entering into its new credit facility.

The Company’s monthly retrospective assessment of hedge effectiveness to determine whether the hedging relationship continues to qualify for hedge accounting is performed using regression analysis. The Company’s monthly prospective assessment of hedge effectiveness measures the extent to which exact offset is not achieved is performed by comparing the cumulative change in the fair value of the interest rate swaps to the cumulative change in the fair value of the hypothetical interest rate swaps with critical terms that match the LIBOR-based borrowings. When computing cumulative changes in fair values, the Company computes the difference between the current fair value and the sum of all future discounted cash flows projected at designation that are not yet paid or accrued as of the current valuation date in order to isolate changes in fair value primarily attributable to changes in interest rates. Changes in value that are deemed effective are accumulated in other comprehensive income and reclassified to interest expense when the hedged interest is accrued. For the year ended December 31, 2010, the Company recognized $72 loss representing the change in fair value of the interest rate swap that was deemed ineffective. To the extent that it becomes probable that the Company’s

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

variable rate borrowings will not occur, the gains or losses on the related cash flow hedges will be reclassified from other comprehensive income to interest expense.

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

The following table summarizes the fair value of derivative instruments designated and not designated as hedging instruments and their respective balance sheet location as of December 31:

	2010	2009	Balance Sheet Location(1)
Derivatives designated as hedging instruments
Liability derivatives:
Interest rate contracts	$(1,099)	$(2,122)	Other current liabilities
Interest rate contracts	(2,272)	(1,277)	Other long-term liabilities

Total liability derivatives	(3,371)	(3,399)

Total hedging instruments	$(3,371)	$(3,399)

Derivatives not designated as hedging instruments
Asset derivatives:
Foreign exchange contracts	$1,095	$1,047	Other current assets
Foreign exchange contracts	827	399	Other current liabilities

Total asset derivatives	1,922	1,446
Liability derivatives:
Foreign exchange contracts	(170)	(560)	Other current assets
Foreign exchange contracts	(4,887)	(2,171)	Other current liabilities

Total liability derivatives	(5,057)	(2,731)

Total derivatives not designated	$(3,135)	$(1,285)

Total derivatives	$(6,506)	$(4,684)

(1)	The balance sheet location noted above represents the balance sheet line item where the respective contract types are reported using a net basis due to master netting agreements with counterparties. However, the asset derivative and liability derivative categories noted above represent the Company’s derivative positions on a gross contract by contract basis.

The following table summarizes the gain (loss) recognized on designated derivative instruments for the years ended December 31:

	2010	2009
Foreign exchange contracts
Loss recognized in OCI (effective portion)	$—	$(71)
Interest rate contracts
(Loss) gain recognized in OCI (effective portion)	$(231)	$2,976
Gain (loss) reclassified from accumulated OCI (effective portion)	562	(136)
(Loss) gain recognized in income (ineffective portion)	(72)	39

The Company anticipates reclassifying $771 from other comprehensive income to interest expense within the next 12 months.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

The following table summarizes the gain (loss) recognized on non-designated foreign exchange derivative instruments for the years ended December 31:

Income Statement Location	2010	2009
Interest expense	$(6,862)	$(8,913)
Foreign exchange loss, net	11,557	(18,140)

	$4,695	$(27,053)

NOTE 17:	RESTRUCTURING AND OTHER CHARGES

The following table summarizes the impact of Company’s restructuring charges (benefits) on the consolidated statements of operations:

	Year Ended December 31,
	2010	2009	2008
Cost of sales — products	$1,163	$5,348	$15,936
Cost of sales — services	540	7,488	9,663
Selling and administrative expense	3,809	10,276	11,265
Research, development and engineering expense	(143)	2,091	3,649
Impairment of assets	—	—	435
Gain on sale of real estate	(1,186)	—	—

	$4,183	$25,203	$40,948

Restructuring charges of $624 related to the U.S. election systems business for the year ended December 31, 2008 are reflected in loss from discontinued operations.

The following table summarizes the Company’s restructuring charges (benefits) within continuing operations by reporting segment:

	Year Ended December 31,
	2010	2009	2008
DNA
Severance	$3,226	$14,376	$5,623
Other(1)	368	3,397	10,083
Gain on sale of real estate	(1,186)	—	—
DI
Severance	1,315	6,815	17,672
Other(2)	460	615	7,570

Total	$4,183	$25,203	$40,948

1)	Other costs included in the DNA segment include pension obligation, legal and professional fees, travel, training, asset movement and facility costs.

(2)	Other costs included in the DI segment include legal and professional fees, contract termination fees, penalties, asset impairment costs and costs to transfer usable inventory.

Restructuring charges of $4,059, $17,232 and $20,598 for the years ended December 31, 2010, 2009 and 2008, respectively, related to reductions in the Company’s global workforce, including realignment of the organization and resources to better support

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

opportunities in emerging growth markets and consolidation of certain international facilities in efforts to optimize overall operational performance. In December 2009, the Company began to implement a workforce reduction that primarily affected the Company’s Canton, Ohio area facilities. The Company expects to complete this workforce reduction no later than the end of the first quarter of 2011 and does not expect any material remaining costs.

Restructuring (benefits) charges of $(146), $4,440 and $12,372 for the years ended December 31, 2010, 2009 and 2008, respectively, related to the Company’s strategic global manufacturing realignment plans. The Company’s global manufacturing realignment plans include the closure of its manufacturing facilities in Newark, Ohio and Cassis, France in 2008 and 2006, respectively, as well as the movement of Opteva product manufacturing out of Lexington, North Carolina in 2009. The Company believes these plans are substantially complete. Security manufacturing operations continue in the Lexington facility. Restructuring benefits in 2010 were primarily the result of the gain on sale of a real estate in Newark, Ohio, benefits related to a pension withdrawal liability that was settled in the first quarter of 2010 (refer to note 12), partially offset by charges in 2010 for legal and professional fees related to these restructuring plans. The Company does not expect any material remaining costs related to these plans.

Other restructuring charges of $270, $3,531 and $7,978 for the year ended December 31, 2010, 2009 and 2008, respectively. Other restructuring charges for 2009 primarily related to employee severance costs in connection with the Company’s sale of certain assets and liabilities in Argentina, as well as consolidation of warehouse operations and distribution centers in the United States. Other restructuring charges for 2008 primarily related to the Company’s plans to downsize and then to close its operations in Germany.

The following table summarizes the Company’s cumulative total restructuring costs for the significant plans:

		Global
	Global Workforce	Manufacturing
	Reductions	Realignment
Costs incurred to date:
DNA	$21,432	$11,579
DI	20,457	25,064

Total costs incurred to date	$41,889	$36,643

The following table summarizes the Company’s restructuring accrual balances and related activity:

	Severance	Other	Total
Balance January 1, 2008	$2,515	$2,902	$5,417
Liabilities incurred	23,295	17,653	40,948
Liabilities paid/settled	(17,503)	(11,838)	(29,341)

Balance December 31, 2008	$8,307	$8,717	$17,024
Liabilities incurred	21,191	4,012	25,203
Liabilities paid/settled	(14,303)	(6,007)	(20,310)

Balance December 31, 2009	$15,195	$6,722	$21,917
Liabilities incurred	4,541	828	5,369
Liabilities paid/settled	(16,396)	(7,550)	(23,946)

Balance December 31, 2010	$3,340	$—	$3,340

Other Charges Other charges and expense reimbursements consist of items that the Company determines are non-routine in nature and are not expected to recur in future operations. Net non-routine expenses of $16,234, $15,144 and $45,145 impacted the years ended December 31, 2010, 2009 and 2008, respectively. Net non-routine expenses for 2010 consisted primarily of a settlement

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

and legal fees related to a previously disclosed employment class action lawsuit as well as legal and compliance costs related to the FCPA investigation. In June 2010, the SEC finalized the settlement of civil charges stemming from the SEC and DOJ investigations (government investigations). The Company had previously reached an agreement in principle in 2009 with the staff of the SEC and the Company accrued a $25,000 penalty in the first quarter of 2009, which was paid in June 2010. Net non-routine expenses in 2009 consisted of $1,467 in legal and other consultation fees recorded in selling and administrative expense related to the government investigations and the $25,000 charge, recorded in miscellaneous, net. In addition, in 2009 selling and administrative expense was offset by $11,323 of non-routine income, primarily related to reimbursements from the Company’s D&O insurance carriers related to legal and other expenses incurred as part of the government investigations. Non-routine expenses for the year ended December 31, 2008 were primarily legal, audit and consultation fees related to the internal review of accounting items, restatement of financial statements, government investigations, as well as other advisory fees.

NOTE 18: FAIR VALUE OF ASSETS AND LIABILITIES

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

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

Summary of Assets and Liabilities Recorded at Fair Market Value

Refer to note 12 for assets held in the Company’s defined pension plans which are measured at fair value. Assets and liabilities subject to fair value measurement are as follows:

	December 31, 2010				December 31, 2009
		Fair Value Measurements Using				Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments:
Certificates of deposit	$221,706	$221,706	$—	$—	$157,216	$157,216	$—	$—
U.S. dollar indexed bond funds	51,417	—	51,417	—	20,226	—	20,226	—
Assets held in a rabbi trust	8,163	8,163	—	—	8,500	8,500	—	—
Foreign exchange forward contracts	925	—	925	—	487	—	487	—
Contingent consideration on sale of business	2,030	—	—	2,030	2,386	—	—	2,386

Total	$284,241	$229,869	$52,342	$2,030	$188,815	$165,716	$20,713	$2,386

Liabilities
Deferred Compensation	$8,163	$8,163	$—	$—	$8,500	$8,500	$—	$—
Foreign exchange forward contracts	4,060	—	4,060	—	1,772	—	1,772	—
Interest rate swaps	3,371	—	3,371	—	3,399	—	3,399	—

Total	$15,594	$8,163	$7,431	$—	$13,671	$8,500	$5,171	$—

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

Assets Held in a Rabbi Trust / Deferred Compensation The fair value of the assets held in a rabbi trust (refer to notes 5 and 12) is derived from investments in a mix of money market, fixed income and equity funds managed by Vanguard. The related deferred compensation liability is recorded at fair value.

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

Interest Rate Swaps The Company has variable rate debt and is subject to fluctuations in interest related cash flows due to changes in market interest rates. The Company’s policy allows it to periodically enter into derivative instruments designated as cash flow hedges to fix some portion of future variable rate based interest expense. The Company executed two pay-fixed receive-variable interest rate swaps to hedge against changes in the LIBOR benchmark interest rate on a portion of the Company’s LIBOR-based

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

borrowings. In October 2010, one of the two interest rate hedges expired. The fair value of the swap is determined using the income approach and is calculated based on LIBOR rates at the reporting date.

Contingent Consideration on Sale of Business The Company’s September 2009 sale of its U.S. elections systems business included contingent consideration related to 70 percent of any cash collected over a five-year period on the accounts receivable balance of the sold business as of August 31, 2009. The fair value of the contingent consideration was determined based on historic collections on the accounts receivable as well as the probability of future anticipated collections (level 3 inputs) and was recorded at the net present value of the future anticipated cash flows. The following table summarizes the changes in fair value of the Company’s level 3 assets:

	2010	2009

Balance, January 1	$2,386	$—
Contingent consideration on sale of business	—	7,147
Cash collections	(1,815)	(5,004)
Fair value adjustments	1,459	243

Balance, December 31	$2,030	$2,386

Assets and Liabilities Not Measured at Fair Value on a Recurring Basis

In addition to assets and liabilities that are measured at fair value on a recurring basis, the Company also measures certain assets and liabilities at fair value on a nonrecurring basis. Our non-financial assets, including goodwill, intangible assets and property, plant and equipment, are measured at fair value when there is an indication of impairment. These assets are recorded at fair value, determined using level 3 inputs, only when an impairment charge is recognized. Further details regarding the Company’s regular impairment reviews appear in notes 1 and 10.

Summary of Assets and Liabilities Recorded at Carrying Value

The fair value of the Company’s cash and cash equivalents, trade receivables and accounts payable, approximates the carrying value due to the relative short maturity of these instruments. The fair value and carrying value of the Company’s debt instruments are summarized as follows:

	December 31, 2010		December 31, 2009
	Fair Value	Carrying Value	Fair Value	Carrying Value

Notes payable — current	$15,038	$15,038	$16,915	$16,915
Notes payable — long term	565,499	550,368	537,246	553,008

Total debt instruments	$580,537	$565,406	$554,161	$569,923

The fair value of the Company’s industrial development revenue bonds are measured using unadjusted quoted prices in active markets for identical assets categorized as Level 1 inputs. The fair value of the Company’s current notes payable and credit facility debt instruments approximates the carrying value due to the relative short maturity of the revolving borrowings under these instruments. The fair values of the Company’s long term senior notes was estimated using market observable inputs for the Company’s comparable peers with public debt, including quoted prices in active markets, market indices and interest rate measurements, considered Level 2 inputs.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2010

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

Upon classification of the U.S. election systems business as discontinued operations, certain corporate overhead expenses previously allocated to Election Systems & Other were reallocated to DNA and DI and were $6,102 for the year ended December 31, 2008.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

The following table represents information regarding the Company’s segment information for the years ended December 31, 2010, 2009 and 2008:

SEGMENT INFORMATION BY CHANNEL

	2010	2009	2008

DNA
Customer revenues	$1,320,581	$1,382,461	$1,535,991
Operating profit	81,444	77,109	96,867
Capital expenditures	33,043	28,900	24,806
Depreciation	27,177	27,359	26,850
Property, plant and equipment, at cost	460,429	445,749	440,809
Total assets	1,016,138	1,082,529	1,231,459
DI
Customer revenues	1,503,212	1,335,831	1,545,847
Operating (loss) profit	(83,246)	73,483	86,043
Capital expenditures	18,255	15,387	33,126
Depreciation	24,248	22,726	28,445
Property, plant and equipment, at cost	185,806	167,628	139,142
Total assets	1,503,652	1,472,336	1,306,477
TOTAL
Customer revenues	2,823,793	2,718,292	3,081,838
Operating (loss) profit	(1,802)	150,592	182,910
Capital expenditures	51,298	44,287	57,932
Depreciation	51,425	50,085	55,295
Property, plant and equipment, at cost	646,235	613,377	579,951
Total assets	2,519,790	2,554,865	2,537,936

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

The following table represents information regarding the Company’s revenue by geographic region and by product and service solution for the years ended December 31, 2010, 2009 and 2008:

	December 31,
	2010	2009	2008

Revenue summary by geography
Diebold North America	$1,320,581	$1,382,461	$1,535,991
Diebold International:
Latin America including Brazil	770,691	602,549	675,355
Asia Pacific	380,970	387,119	400,558
Europe, Middle East and Africa	351,551	346,163	469,934

Total Diebold International	1,503,212	1,335,831	1,545,847

Total revenue	$2,823,793	$2,718,292	$3,081,838

Total revenue
domestic vs. international
Domestic	$1,262,914	$1,335,160	$1,477,875
Percentage of total revenue	44.7%	49.1%	48.0%
International	1,560,879	1,383,132	1,603,963
Percentage of total revenue	55.3%	50.9%	52.0%

Revenue from customers	$2,823,793	$2,718,292	$3,081,838

Revenue summary
by product and service solution
Financial self-service:
Products	$959,820	$985,275	$1,127,120
Services	1,086,569	1,083,875	1,113,450

Total financial self-service	2,046,389	2,069,150	2,240,570
Security:
Products	223,514	247,518	319,493
Services	406,831	396,071	455,909

Total security	630,345	643,589	775,402

Total financial self-service & security	2,676,734	2,712,739	3,015,972
Election and lottery systems:
Products	147,034	5,553	65,243
Services	25	—	623

Total election and lottery systems	147,059	5,553	65,866

Revenue from customers	$2,823,793	$2,718,292	$3,081,838

The Company had no customers that accounted for more than 10 percent of total net sales in 2010, 2009 and 2008.

NOTE 20:	DISCONTINUED OPERATIONS

During the third quarter of 2009, the Company sold its U.S. election systems business, primarily consisting of its subsidiary Premier Election Solutions, Inc. (PESI), for $12,147, including $5,000 of cash and contingent consideration with a fair value of $7,147, which represents 70 percent of any cash collected over a five-year period on the accounts receivable balance of the sold business as

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

of August 31, 2009. The sale agreement contained indemnification clauses pursuant to which the Company agreed to indemnify the purchaser for any and all adverse consequences relating to certain existing liabilities. In addition, the sale agreement contained shared liability clauses pursuant to which the Company agreed to indemnify the purchaser for 70 percent of any adverse consequences to the purchaser arising out of certain defined potential litigation or obligations. As of December 31, 2010, there were no material adverse consequences related to these shared liability indemnifications. The Company’s maximum exposure under the shared liability indemnifications is $8,000. The carrying value of the indemnified and shared liabilities related to the PESI sale was $1,531 and $6,541 as of December 31, 2010 and 2009, respectively.

During the fourth quarter of 2008, the Company decided to discontinue its enterprise security operations in the EMEA region. The Company does not anticipate incurring additional material charges associated with this closure.

Summarized financial information for discontinued operations is as follows:

	Year Ended
	December 31,
	2010	2009	2008

Total revenue	$516	$23,209	$103,900

Loss from discontinued operations	(2,561)	(17,258)	(31,942)
Loss on sale of discontinued operations	—	(50,750)	—
Income tax benefit	2,836	20,932	12,744

Income (loss) from discontinued operations, net of tax	$275	$(47,076)	$(19,198)

During the third quarter of 2010, the Company finalized and filed its 2009 consolidated U.S. federal tax return and recorded an additional tax benefit of $2,147 included within discontinued operations. Income (loss) from discontinued operations in 2008 included goodwill and other intangible asset impairment charges of $16,658 related to the closure of the Company’s EMEA enterprise security operations.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

NOTE 21:	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table presents selected unaudited consolidated statements of operations data:

	Year Ended December 31,
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2010	2009	2010	2009	2010	2009	2010	2009
Net sales	$618,999	$657,251	$665,180	$690,896	$748,620	$645,222	$790,994	$724,923
Gross profit	158,010	152,327	178,144	168,910	193,894	152,209	189,517	176,554
Income (loss) from continuing operations	25,192	10,838	31,073	33,272	45,434	25,237	(118,657)	9,983
(Loss) income from sale of discontinued operations, net of tax	(970)	(7,081)	(683)	(1,558)	2,043	(203)	(115)	(1,042)
Loss on sale of discontinued operations, net of tax	—	—	—	—	—	(31,438)	—	(5,754)

Net income (loss)	24,222	3,757	30,390	31,714	47,477	(6,404)	(118,772)	3,187
Net income attributable to noncontrolling interests	298	2,109	659	1,284	1,372	751	1,240	2,084

Net income (loss) attributable to Diebold, Incorporated	$23,924	$1,648	$29,731	$30,430	$46,105	$(7,155)	$(120,012)	$1,103

Basic earnings per share:
Income (loss) from continuing operations, net of tax	$0.38	$0.13	$0.46	$0.48	$0.67	$0.37	$(1.83)	$0.12
(Loss) income from discontinued operations, net of tax	(0.02)	(0.11)	(0.01)	(0.02)	0.03	(0.48)	—	(0.10)

Net income (loss) attributable to Diebold, Incorporated	$0.36	$0.02	$0.45	$0.46	$0.70	$(0.11)	$(1.83)	$0.02

Diluted earnings per share:
Income (loss) from continuing operations	$0.37	$0.13	$0.46	$0.48	$0.66	$0.37	$(1.83)	$0.12
(Loss) income from discontinued operations	(0.01)	(0.11)	(0.01)	(0.02)	0.03	(0.48)	—	(0.10)

Net income (loss) attributable to Diebold, Incorporated	$0.36	$0.02	$0.45	$0.46	$0.69	$(0.11)	$(1.83)	$0.02

Basic weighted-average shares outstanding	66,298	66,176	65,936	66,252	65,705	66,279	65,686	66,318
Diluted weighted-average shares outstanding(a)	66,776	66,586	66,636	66,786	66,421	66,951	65,686	67,057

(a)	Incremental shares of 844 were excluded from the computation of diluted EPS for quarter ended December 31, 2010 because their effect is anti-dilutive due to the loss from continuing operations.

Included in the third quarter 2010 income from continuing operations are out-of-period adjustments of $19,822 in China, related to remediation of the Company’s material weakness relating to revenue recognition (refer to note 1). During the third quarter of 2010, the Company finalized and filed its consolidated U.S. federal tax return and recorded an additional tax benefit of $2,147 included within discontinued operations. Included in the fourth quarter 2009 income from continuing operations are out-of-period adjustments of approximately $9,000 related to the Company’s income tax expense (refer to note 4).

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

In connection with the preparation of this annual report, Diebold’s management, under the supervision and with the participation of the CEO and CFO, conducted an evaluation of disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the CEO and CFO have concluded that such disclosure controls and procedures were effective as of December 31, 2010.

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

As stated above in connection with the preparation of this annual report, management, under the supervision and with the participation of the CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the criteria established in the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this evaluation, the CEO and CFO concluded that the Company maintained effective internal control over financial reporting as of December 31, 2010.

KPMG LLP, the Company’s independent registered public accounting firm, has issued an auditor’s report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. This report is included in Item 8 of this annual report on Form 10-K.

(C)	CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As previously reported under “Item 4 — Controls and Procedures” in our quarterly report on Form 10-Q for the quarter ended September 30, 2010, management concluded that our internal control over financial reporting was previously not effective based on the material weaknesses identified. Management has remediated those material weaknesses since the filing of that report.

During the quarter ended December 31, 2010, changes in our internal control over financial reporting occurred related to the two previously reported material weaknesses as follows:

Selection, Application and Communication of Accounting Policies: As of December 31, 2010, the Company’s management believes there is sufficient support to conclude that the previously reported material weakness in the misapplication of the Company’s revenue recognition policy related to multiple-deliverable arrangements has been remediated. During 2010, management completed remediation efforts to: 1) enhance the revenue recognition policy related to multiple-deliverable arrangements; 2) provide training to associates responsible for the application of the revenue recognition policy; 3) develop, implement and execute control processes to identify and account for multiple-deliverable arrangements in accordance with the Company’s policy, which entails completion of a detailed sales contract review documented on a “revenue recognition template;” and 4) increase management reviews on a significant portion of total revenue, which includes analysis by operational finance and corporate management, to review accuracy of recording and reporting revenue as documented in the revenue recognition templates. Based on management’s assessment, the controls over the application of the revenue recognition policy to multiple-deliverable arrangements are deemed to be operating effectively.

Controls over Income Taxes:  As of December 31, 2010, the Company’s management believes there is sufficient support to conclude that the previously reported material weakness relating to controls over income taxes has been remediated. During 2010, management completed remediation efforts to: 1) utilize specialized third-party consultants to assist with assessing the root causes of the tax material weakness; 2) institute a review of tax balance sheet accounts within foreign entities; 3) accelerate key activities in the annual tax provision process and increase the level of finance management review of the tax provision; 4) enhance and expand key controls for greater accuracy and completeness in the tax provision process and sub-processes; and 5) redefine roles and responsibilities in the corporate tax organization, including hiring an additional tax director and other key tax professionals, to expand the tax organization and address resource constraints. Based on management’s assesment, the controls over income taxes are deemed to be operating effectively.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to directors of the Company, including the audit committee and the designated audit committee financial experts, is included in the Company’s proxy statement for the 2011 Annual Meeting of Shareholders (2011 Annual Meeting) and is incorporated herein by reference. Information with respect to any material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors is included in the Company’s proxy statement for the 2011 Annual Meeting and is incorporated herein by reference. The following table summarizes information regarding executive officers of the Company:

Name, Age, Title and Year Elected to Present Office	Other Positions Held Last Five Years
Thomas W. Swidarski — 52 President and Chief Executive Officer Year elected: 2005
Bradley C. Richardson — 52 Executive Vice President and Chief Financial Officer Year elected: 2009	2003-2009: Executive Vice President, Corporate Strategy and Chief Financial Officer, Modine Manufacturing Company (auto, heavy-duty parts and specialty heating and air conditioning manufacturer)
George S. Mayes, Jr. — 52 Executive Vice President, Global Operations Year elected: 2008	2006-2008: Senior Vice President, Supply Chain Management; 2005-2006: Vice President, Global Supply Chain Management
James L. M. Chen — 50 Executive Vice President, International Operations Year elected: 2010	2007-2010: Senior Vice President, EMEA/AP Divisions; 2006-2007: Vice President, EMEA/AP Divisions; 1998-2006: Vice President and Managing Director, Asia Pacific
Charles E. Ducey, Jr. — 55 Executive Vice President, North America Operations Year elected: 2009	2006-2009: Senior Vice President, Global Development and Services; 2005-2006: Vice President, Global Development and Services
Warren W. Dettinger — 57 Vice President, General Counsel and Assistant Secretary Year elected: 2009	2008-2009: Vice President and General Counsel; 2004-2008: Vice President, General Counsel and Secretary
Chad F. Hesse — 38 Senior Corporate Counsel and Secretary Year elected: 2008	2004-2008: Corporate Counsel and Assistant Secretary
M. Scott Hunter — 49 Vice President, Chief Tax Officer Year elected: 2006	2004-2006: Vice President, Tax
John D. Kristoff — 43 Vice President, Chief Communications Officer Year elected: 2006	2005-2006: Vice President, Corporate Communications and Investor Relations
Miguel A. Mateo — 60 Vice President, Latin America Division Year elected: 2004
Timothy J. McDannold — 48 Vice President and Treasurer Year elected: 2007	2000-2007: Vice President and Assistant Treasurer
Frank A. Natoli — 46 Vice President, Chief Technology Officer Year elected: 2010	2009-2010: Vice President, Global Engineering and Reliability; Chief Technology Officer, 2008-2009: Vice President, Operational Excellence; Jul 2006-2008: Vice President, Lean Manufacturing; Jan 2006-Jul 2006: Senior Director, Business Transformation
Leslie A. Pierce — 47 Vice President and Corporate Controller Year elected: 2007	Mar-Nov 2009: Vice President, Interim Chief Financial Officer and Corporate Controller; 2006-2007: Vice President, Accounting, Compliance and External Reporting; 1999-2006: Manager, Special Projects
Sheila M. Rutt — 42 Vice President, Chief Human Resources Officer Year elected: 2005
Bradley J. Stephenson — 58 Vice President, Security Division Year elected: 2009	2005-2009: Vice President, Physical Security Group

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Information with respect to Section 16(a) Beneficial Ownership Reporting Compliance is included in the Company’s proxy statement for the 2011 Annual Meeting and is incorporated herein by reference.

ITEM 11: EXECUTIVE COMPENSATION

Information with respect to executive officer and director’s compensation is included in the Company’s proxy statement for the 2011 Annual Meeting and is incorporated herein by reference. Information with respect to compensation committee interlocks and insider participation and the compensation committee report is included in the Company’s proxy statement for the 2011 Annual Meeting and is incorporated herein by reference.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management is included in the Company’s proxy statement for the 2011 Annual Meeting and is incorporated herein by reference.

Equity Compensation Plan Information

	Number of securities to be	Weighted-average	Number of securities remaining available
	issued upon exercise of	exercise price of	for future issuance under equity
	outstanding options,	outstanding options,	compensation plans (excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders:
Stock options	3,152,474	$36.77	N/A
Restricted stock units	594,386	—	N/A
Performance shares	741,444	—	N/A
Non-employee director deferred shares	90,500	—	N/A

Total equity compensation plans approved by security holders	4,578,804	$36.77	4,236,406

Equity compensation plans not approved by security holders:
Warrants	34,789	$46.00	N/A
Restricted stock units	6,652	—	N/A

Total equity compensation plans not approved by security holders	41,441	$46.00	N/A

Total	4,620,245	$36.87	4,236,406

In column (b), the weighted-avereage exercise price is only applicable to stock options. In column (c), the number of securities remaining available for future issuance for stock options, restricted stock units, performance shares and non-employee director deferred shares is approved in total and not individually.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to certain relationships and related transactions and director independence is included in the Company’s proxy statement for the 2011 Annual Meeting and is incorporated herein by reference.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to principal accountant fees and services is included in the Company’s proxy statement for the 2011 Annual Meeting and is incorporated herein by reference.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. Documents filed as a part of this annual report.

•	Consolidated Balance Sheets at December 31, 2010 and 2009

•	Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008

•	Consolidated Statements of Equity for the Years Ended December 31, 2010, 2009 and 2008

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008

•	Notes to Consolidated Financial Statements

•	Reports of Independent Registered Public Accounting Firm

(a) 2. Financial statement schedule

The following report and schedule are included in this Part IV, and are found in this annual report:

•	Report of Independent Registered Public Accounting Firm, and

•	Valuation and Qualifying Accounts.

All other schedules are omitted, as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes.

(a) 3. Exhibits

3	.1(i)	Amended and Restated Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.1(i) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 (Commission File No. 1-4879)
3	.1(ii)	Amended and Restated Code of Regulations — incorporated by reference to Exhibit 3.1(ii) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (Commission File No. 1-4879)
3.2		Certificate of Amendment by Shareholders to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.2 to Registrant’s Form 10-Q for the quarter ended March 31, 1996 (Commission File No. 1-4879)
3.3		Certificate of Amendment to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.3 to Registrant’s Form 10-K for the year ended December 31, 1998 (Commission File No. 1-4879)
*10	.1	Form of Amended and Restated Employment Agreement — incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)
*10	.5(i)	Supplemental Employee Retirement Plan I as amended and restated January 1, 2008 — incorporated by reference to Exhibit 10.5(i) to Registrant’s Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)
*10	.5(ii)	Supplemental Employee Retirement Plan II as amended and restated July 1, 2002 — incorporated by reference to Exhibit 10.5(ii) to Registrant’s Form 10-Q for the quarter ended September 30, 2002 (Commission File No. 1-4879)
*10	.5(iii)	Pension Restoration Supplemental Executive Retirement Plan — incorporated by reference to Exhibit 10.5(iii) to Registrant’s Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)
*10	.5(iv)	Pension Supplemental Executive Retirement Plan — incorporated by reference to Exhibit 10.5(iv) to Registrant’s Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)
*10	.5(v)	401(k) Restoration Supplemental Executive Retirement Plan — incorporated by reference to Exhibit 10.5(v) to Registrant’s Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)
*10	.5(vi)	401(k) Supplemental Executive Retirement Plan — incorporated by reference to Exhibit 10.5(vi) to Registrant’s Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)
*10	.7(i)	1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992 (Commission File No. 1-4879)
*10	.7(ii)	Amendment No. 1 to the Amended and Restated 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998 (Commission File No. 1-4879)
*10	.7(iii)	Amendment No. 2 to the Amended and Restated 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 2003 (Commission File No. 1-4879)
*10	.7(iv)	Deferred Compensation Plan No. 2 for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7(iv) to Registrant’s Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)
*10	.8(i)	1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 — incorporated by reference to Exhibit 4(a) to Form S-8 Registration Statement No. 333-60578
*10	.8(ii)	Amendment No. 1 to the 1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 — incorporated by reference to Exhibit 10.8 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 2004 (Commission File No. 1-4879)
*10	.8(iii)	Amendment No. 2 to the 1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 — incorporated by reference to Exhibit 10.8 (iii) to Registrant’s Form 10-Q for the quarter ended March 31, 2004 (Commission File No. 1-4879)

*10	.8(iv)	Amendment No. 3 to the 1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 — incorporated by reference to Exhibit 10.8 (iv) to Registrant’s Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 1-4879)
*10	.8(v)	Amended and Restated 1991 Equity and Performance Incentive Plan as Amended and Restated as of April 13, 2009 — incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on April 29, 2009 (Commission File No. 1-4879)
*10	.9	Long-Term Executive Incentive Plan — incorporated by reference to Exhibit 10.9 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993 (Commission File No. 1-4879)
*10	.10	Deferred Incentive Compensation Plan No. 2 — incorporated by reference to Exhibit 10.10 to Registrant’s Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)
*10	.11	Annual Incentive Plan — incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 1-4879)
*10	.13(i)	Forms of Deferred Compensation Agreement and Amendment No. 1 to Deferred Compensation Agreement — incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 (Commission File No. 1-4879)
*10	.13(ii)	Section 162(m) Deferred Compensation Agreement (as amended and restated January 29, 1998) — incorporated by reference to Exhibit 10.13 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998 (Commission File No. 1-4879)
*10	.14	Deferral of Stock Option Gains Plan — incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (Commission File No. 1-4879)
10.17		Credit Agreement, dated as of October 19, 2009, by and among the Company, the Subsidiary Borrowers (as defined therein) party thereto, JPMorgan Chase Bank, N.A., as administrative agent and a lender, and the other lenders party thereto — incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on October 23, 2009 (Commission File No. 1-4879)
10	.20(i)	Transfer and Administration Agreement, dated as of March 30, 2001 by and among DCC Funding LLC, Diebold Credit Corporation, Diebold, Incorporated, Receivables Capital Corporation and Bank of America, National Association and the financial institutions from time to time parties thereto — incorporated by reference to Exhibit 10.20(i) to Registrant’s Form 10-Q for the quarter ended March 31, 2001 (Commission File No. 1-4879)
10	.20(ii)	Amendment No. 1 to the Transfer and Administration Agreement, dated as of May 2001, by and among DCC Funding LLC, Diebold Credit Corporation, Diebold, Incorporated, Receivables Capital Corporation and Bank of America, National Association and the financial institutions from time to time parties thereto — incorporated by reference to Exhibit 10.20 (ii) to Registrant’s Form 10-Q for the quarter ended March, 31, 2001 (Commission File No. 1-4879)
*10	.22	Form of Non-Qualified Stock Option Agreement — incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on September 21, 2009 (Commission File No. 1-4879)
*10	.23	Form of Restricted Share Agreement — incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on September 21, 2009 (Commission File No. 1-4879)
*10	.24	Form of RSU Agreement — incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K filed on September 21, 2009 (Commission File No. 1-4879)
*10	.25	Form of Performance Share Agreement — incorporated by reference to Exhibit 10.4 to Registrant’s Form 8-K filed on September 21, 2009 (Commission File No. 1-4879)
*10	.26	Diebold, Incorporated Annual Cash Bonus Plan — incorporated by reference to Exhibit A to Registrant’s Proxy Statement on Schedule 14A filed on March 16, 2010 (Commission File No. 1-4879)
10.27		Form of Note Purchase Agreement — incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on March 8, 2006 (Commission File No. 1-4879)
*10	.28	Amended and Restated Employment Agreement between Diebold, Incorporated and Thomas W. Swidarski, as amended as of December 29, 2008 — incorporated by reference to Exhibit 10.28 to Registrant’s Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)
*10	.29	Amended and Restated Employment [Change in Control] Agreement between Diebold, Incorporated and Thomas W. Swidarski, as amended as of December 29, 2008 — incorporated by reference to Exhibit 10.29 to Registrant’s Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)
*10	.30	Form of Deferred Shares Agreement — incorporated by reference to Exhibit 10.5 to Registrant’s Form 8-K filed on September 21, 2009 (Commission File No. 1-4879)
21.1		Subsidiaries of the Registrant as of December 31, 2010
23.1		Consent of Independent Registered Public Accounting Firm
24.1		Power of Attorney
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2		Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
**101	.INS	XBRL Instance Document
**101	.SCH	XBRL Taxonomy Extension Schema Document
**101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101	.LAB	XBRL Taxonomy Extension Label Linkbase Document
**101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 15(b) of this annual report.

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

(b)	Refer to this Form 10-K for an index of exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIEBOLD, INCORPORATED

Date: February 22, 2011

By:	/s/ Thomas W. Swidarski
Thomas W. Swidarski
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas W. Swidarski Thomas W. Swidarski	President, Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2011

/s/ Bradley C. Richardson Bradley C. Richardson	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2011

/s/ Leslie A. Pierce Leslie A. Pierce	Vice President and Corporate Controller (Principal Accounting Officer)	February 22, 2011

/s/ Bruce L. Byrnes Bruce L. Byrnes	Director	February 22, 2011

/s/ Mei-Wei Cheng Mei-Wei Cheng	Director	February 22, 2011

* Phillip R. Cox	Director	February 22, 2011

* Richard L. Crandall	Director	February 22, 2011

* Gale S. Fitzgerald	Director	February 22, 2011

/s/ Phillip B. Lassiter Phillip B. Lassiter	Director	February 22, 2011

* John N. Lauer	Director	February 22, 2011

/s/ Henry D.G. Wallace Henry D.G. Wallace	Director	February 22, 2011

Signature	Title	Date

/s/ Alan J. Weber Alan J. Weber	Director	February 22, 2011

*	The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and directors of the Registrant and filed with the Securities and Exchange Commission on behalf of such officers and directors.

Date: February 22, 2011

*By:	/s/ Bradley C. Richardson
Bradley C. Richardson,
Attorney-in-Fact

DIEBOLD, INCORPORATED AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(In thousands)

	Balance at
	beginning of			Balance at
	year	Additions	Deductions	end of year

Year Ended December 31, 2010
Allowance for doubtful accounts	$26,648	13,849	15,629	$24,868
Year ended December 31, 2009
Allowance for doubtful accounts	$25,060	16,727	15,139	$26,648
Year ended December 31, 2008
Allowance for doubtful accounts	$33,707	16,336	24,983	$25,060

EXHIBIT INDEX

EXHIBIT NO.		DOCUMENT DESCRIPTION

21.1		Significant Subsidiaries of the Registrant
23.1		Consent of Independent Registered Public Accounting Firm
24.1		Power of Attorney
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
*101	.INS	XBRL Instance Document
*101	.SCH	XBRL Taxonomy Extension Schema Document
*101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101	.LAB	XBRL Taxonomy Extension Label Linkbase Document
*101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.