Form 10-Q
period 2011-03-31
DIEBOLD INC
filed 2011-05-04
CIK 28823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $1.25 Par Value — 65,290,714 shares as of April 21, 2011

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
INDEX

PART I — FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
DIEBOLD, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$279,562	$328,658
Short-term investments	272,644	273,123
Trade receivables, less allowances for doubtful accounts of $24,911 and $24,868, respectively	418,586	404,501
Inventories	474,125	444,575
Deferred income taxes	100,616	106,160
Prepaid expenses	32,248	32,111
Other current assets	143,450	124,908

Total current assets	1,721,231	1,714,036

Securities and other investments	73,627	76,138
Property, plant and equipment, at cost	656,311	646,235
Less accumulated depreciation and amortization	453,772	442,773

Property, plant and equipment, net	202,539	203,462
Deferred income taxes	54,718	49,961
Goodwill	272,394	269,398
Other assets	207,028	206,795

Total assets	$2,531,537	$2,519,790

LIABILITIES AND EQUITY
Current liabilities
Notes payable	$21,883	$15,038
Accounts payable	187,682	214,288
Deferred revenue	231,982	205,173
Payroll and other benefits liabilities	54,911	78,515
Other current liabilities	291,619	296,751

Total current liabilities	788,077	809,765

Long-term debt	615,010	550,368
Pensions and other benefits	79,955	100,152
Postretirement and other benefits	23,364	23,096
Deferred income taxes	32,068	31,126
Other long-term liabilities	15,779	15,469

Commitments and contingencies	—	—

Equity
Diebold, Incorporated shareholders’ equity
Preferred shares, no par value, 1,000,000 authorized shares, none issued	—	—
Common shares, $1.25 par value, 125,000,000 authorized shares, 76,794,248 and 76,365,124 issued shares, 65,528,307 and 65,717,103 outstanding shares, respectively	95,993	95,456
Additional capital	316,956	308,699
Retained earnings	903,147	919,296
Treasury shares, at cost (11,265,941 and 10,648,021 shares, respectively)	(457,373)	(435,922)
Accumulated other comprehensive income	88,307	73,626

Total Diebold, Incorporated shareholders’ equity	947,030	961,155
Noncontrolling interests	30,254	28,659

Total equity	977,284	989,814

Total liabilities and equity	$2,531,537	$2,519,790

See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2011	2010
Net sales
Products	$249,783	$257,745
Services	364,374	361,254

	614,157	618,999

Cost of sales
Products	188,863	192,277
Services	275,890	268,712

	464,753	460,989

Gross profit	149,404	158,010
Selling and administrative expense	121,111	98,977
Research, development and engineering expense	19,424	18,448

	140,535	117,425

Operating profit	8,869	40,585
Other income (expense)
Investment income	10,898	7,471
Interest expense	(8,673)	(9,055)
Foreign exchange loss, net	(1,046)	(4,641)
Miscellaneous, net	23	709

Income from continuing operations before taxes	10,071	35,069
Taxes on income	5,925	9,877

Income from continuing operations	4,146	25,192
Loss from discontinued operations, net of tax	(11)	(970)

Net income	4,135	24,222
Net income attributable to noncontrolling interests	1,634	298

Net income attributable to Diebold, Incorporated	$2,501	$23,924

Basic weighted-average shares outstanding	65,762	66,298
Diluted weighted-average shares outstanding	66,230	66,776

Basic earnings per share
Net income from continuing operations	$0.04	$0.38
Loss from discontinued operations	—	(0.02)

Net income attributable to Diebold, Incorporated	$0.04	$0.36

Diluted earnings per share
Net income from continuing operations	$0.04	$0.37
Loss from discontinued operations	—	(0.01)

Net income attributable to Diebold, Incorporated	$0.04	$0.36

Amounts attributable to Diebold, Incorporated
Income from continuing operations, net of tax	$2,512	$24,894
Loss from discontinued operations, net of tax	(11)	(970)

Net income attributable to Diebold, Incorporated	$2,501	$23,924

See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2011	2010
Cash flow from operating activities:
Net income	$4,135	$24,222
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	19,246	19,587
Share-based compensation	3,435	3,226
Excess tax benefits from share-based compensation	(1,484)	(131)
Devaluation of Venezuelan balance sheet	—	5,968
Equity in earnings of an investee	(425)	(753)
Cash (used in) provided by changes in certain assets and liabilities:
Trade receivables	(8,072)	(66,657)
Inventories	(21,955)	3,573
Prepaid expenses	158	7,277
Other current assets	(15,419)	(30,849)
Accounts payable	(29,404)	(5,283)
Deferred revenue	25,078	17,762
Certain other assets and liabilities	(65,444)	(34,165)

Net cash used in operating activities	(90,151)	(56,223)

Cash flow from investing activities:
Proceeds from sale of discontinued operations	—	1,202
Proceeds from maturities of investments	59,292	76,752
Proceeds from sale of investments	7,117	—
Payments for purchases of investments	(56,720)	(63,719)
Proceeds from sale of assets	175	—
Capital expenditures	(10,902)	(11,103)
Increase in certain other assets	(4,103)	(5,864)
Collections on purchased finance receivables	7,338	—

Net cash provided by (used in) investing activities	2,197	(2,732)

Cash flow from financing activities:
Dividends paid	(18,650)	(18,095)
Debt borrowings	156,637	127,578
Debt repayments	(85,210)	(93,370)
Issuance of common shares	4,017	615
Repurchase of common shares	(21,451)	(11,355)
Other	615	131

Net cash provided by financing activities	35,958	5,504

Effect of exchange rate changes on cash and cash equivalents	2,900	(9,102)

Decrease in cash and cash equivalents	(49,096)	(62,553)
Cash and cash equivalents at the beginning of the period	328,658	328,426

Cash and cash equivalents at the end of the period	$279,562	$265,873

See accompanying notes to condensed consolidated financial statements

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2011
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
The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s annual report on Form 10-K for the year ended December 31, 2010. In addition, some of the Company’s statements in this quarterly report on Form 10-Q may involve risks and uncertainties that could significantly impact expected future results. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of results to be expected for the full year.
The Company has reclassified the presentation of certain prior-year information to conform to the current presentation.
NOTE 2: EARNINGS PER SHARE
Basic earnings per share is based on the weighted-average number of common shares outstanding. Diluted earnings per share is based on the weighted-average number of common shares outstanding and all potential dilutive common shares. Under the two-class method of computing earnings per share, non-vested share-based payment awards that contain rights to receive non-forfeitable dividends are considered participating securities. The Company’s participating securities include restricted stock units, deferred shares and shares that were vested, but deferred by the employee. The Company calculated basic and diluted earnings per share under both the treasury stock method and the two-class method. For the three months ended March 31, 2011 and 2010, there was no impact in the per share amounts calculated under the two methods, therefore the treasury stock method is disclosed.
The following represents amounts used in computing earnings per share and the effect on the weighted-average number of shares of dilutive common stock for the three months ended March 31:

	2011	2010
Numerator:
Income used in basic and diluted earnings per share:
Income from continuing operations, net of tax	$2,512	$24,894
Loss from discontinued operations, net of tax	(11)	(970)

Net income attributable to Diebold, Incorporated	$2,501	$23,924

Denominator (in thousands):
Weighted-average number of common shares used in basic earnings per share	65,762	66,298
Effect of dilutive shares	468	478

Weighted-average number of shares used in diluted earnings per share	66,230	66,776

Basic earnings per share:
Income from continuing operations, net of tax	$0.04	$0.38
Loss from discontinued operations, net of tax	—	(0.02)

Net income attributable to Diebold, Incorporated	$0.04	$0.36

Diluted earnings per share:
Income from continuing operations, net of tax	$0.04	$0.37
Loss from discontinued operations, net of tax	—	(0.01)

Net income attributable to Diebold, Incorporated	$0.04	$0.36

Anti-dilutive shares (in thousands):
Anti-dilutive shares not used in calculating diluted weighted-average shares	2,023	2,393

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2011
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except per share amounts)
NOTE 3: EQUITY
The following tables present changes in shareholders’ equity attributable to Diebold, Incorporated and the noncontrolling interests for the three months ended March 31:

	2011	2010
Diebold, Incorporated shareholders’ equity
Balance at beginning of the period	$961,155	$1,046,379

Net income attributable to Diebold, Incorporated	2,501	23,924
Other comprehensive income (loss):
Foreign currency translation	14,674	(12,219)
Interest rate hedges	(49)	(187)
Pensions and other postretirement benefits	729	1,363
Unrealized (loss) gain, net on available for sale securities	(673)	525

Comprehensive income attributable to Diebold, Incorporated	17,182	13,406

Common shares	537	167
Additional capital	8,257	7,856
Treasury shares	(21,451)	(11,355)
Dividends declared	(18,650)	(18,095)

Balance at end of the period	$947,030	$1,038,358

Noncontrolling interests
Balance at beginning of the period	$28,659	$25,647

Net income attributable to noncontrolling interests	1,634	298
Other comprehensive income (loss):
Foreign currency translation	271	(137)

Comprehensive income attributable to noncontrolling interests	1,905	161
Distributions to noncontrolling interest holders	(310)	—

Balance at end of the period	$30,254	$25,808

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2011
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except per share amounts)
NOTE 4: SHARE-BASED COMPENSATION
The Company’s share-based compensation payments to employees are recognized in the statement of income based on their grant-date fair values during the period in which the employee is required to provide services in exchange for the award. Share-based compensation is recognized as a component of selling and administrative expense. Total share-based compensation expense for the three months ended March 31, 2011 and 2010 was $3,435 and $3,226, respectively.
Options outstanding and exercisable as of March 31, 2011 under the Company’s 1991 Equity and Performance Incentive Plan (as Amended and Restated as of April 13, 2009) and changes during the three months ended March 31, 2011, were as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value (1)
	(in thousands)	(per share)	(in years)
Outstanding at January 1, 2011	3,152	$36.67
Expired or forfeited	(68)	28.76
Exercised	(148)	27.06
Granted	420	33.11

Outstanding at March 31, 2011	3,356	$36.79	5	$10,444

Options exercisable at March 31, 2011	2,279	$40.01	4	4,329

Options vested and expected to vest (2) at March 31, 2011	3,330	$36.85	5	9,006

(1)	The aggregate intrinsic value (the difference between the closing price of the Company’s common shares on the last trading day of the first quarter of 2011 and the exercise price, multiplied by the number of “in-the-money” options) that would have been received by the option holders had all option holders exercised their options on March 31, 2011. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common shares.

(2)	The options expected to vest are the result of applying the pre-vesting forfeiture rate assumption to total outstanding non-vested options.
The following tables summarize information on non-vested restricted stock units (RSUs), performance shares and deferred shares for the three months ended March 31, 2011:

	Number of	Weighted-Average
	Shares	Grant-Date Fair Value
	(in thousands)
RSUs:
Non-vested at January 1, 2011	594	$29.06
Forfeited	(12)	26.79
Vested	(87)	25.70
Granted	269	32.93

Non-vested at March 31, 2011	764	$30.84

Performance Shares (1):
Non-vested at January 1, 2011	742	$31.15
Forfeited	(82)	30.23
Vested	(176)	28.91
Granted	236	39.85

Non-vested at March 31, 2011	720	$34.65

Director Deferred Shares:
Non-vested at March 31, 2011	14	$33.28

Vested at March 31, 2011	76	$34.02

Outstanding at March 31, 2011	90	$33.91

(1)	Non-vested performance shares are based on a maximum potential payout. Actual shares granted at the end of the performance period may be less than the maximum potential payout level depending on achievement of performance share objectives.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2011
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except per share amounts)
NOTE 5: INCOME TAXES
The effective tax rate on continuing operations for the three months ended March 31, 2011 was 58.8 percent compared to 28.2 percent for the same period of 2010. The 30.6 percentage point increase is due mainly to operating losses in certain Europe, Middle East and Africa (EMEA) jurisdictions for which no tax benefit is recognized. Because these operating losses are relatively large when compared to income from continuing operations before taxes, the impact on the effective tax rate for the first quarter of 2011 is significant. Foreign income tax assessments and interest on uncertain tax positions also results in an increase to the effective tax rate.
In March 2010, the Patient Protection and Affordable Care Act as well as the Health Care and Education Reconciliation Act of 2010 (the Acts) were signed into law. Beginning in 2013, the Acts eliminate the tax deduction of retiree prescription drug expenses that are reimbursed under Medicare Part D. The resulting deferred tax charge of $339 from enactment of the Acts was recognized in the results for the three months ended March 31, 2010. The charge increased the quarterly rate by approximately one percentage point.
NOTE 6: INVESTMENTS
The Company’s investments, primarily in Brazil, consist of certificates of deposit and U.S. dollar indexed bond funds, which are classified as available-for-sale and stated at fair value based upon quoted market prices and net asset values, respectively. Unrealized gains and losses are recorded in other comprehensive income (OCI). Realized gains and losses are recognized in investment income and are determined using the specific identification method. Realized net losses from the sale of securities for the three months ended March 31, 2011 were $164. Proceeds from the sale of available-for-sale securities were $7,117 during the three months ended March 31, 2011.
The Company has deferred compensation plans that enable certain employees to defer receipt of a portion of their cash or share-based compensation and non-employee directors to defer receipt of director fees at the participants’ discretion. For deferred cash-based compensation, the Company established a rabbi trust that is recorded at the fair value of the underlying securities within securities and other investments. The related deferred compensation liability is recorded at fair value within other long-term liabilities. Realized and unrealized gains and losses on marketable securities in the rabbi trust are recognized in investment income.
The Company’s investments, excluding cash surrender value of insurance contracts of $64,936 and $67,976 as of March 31, 2011 and December 31, 2010, respectively, consist of the following:

		Unrealized
	Cost Basis	Gain (Loss)	Fair Value
As of March 31, 2011
Short-term investments:
Certificates of deposit	$227,705	$—	$227,705
U.S. dollar indexed bond funds	46,909	(1,970)	44,939

	$274,614	$(1,970)	$272,644

Long-term investments:
Assets held in a rabbi trust	$8,228	$463	$8,691

As of December 31, 2010
Short-term investments:
Certificates of deposit	$221,706	$—	$221,706
U.S. dollar indexed bond funds	52,714	(1,297)	51,417

	$274,420	$(1,297)	$273,123

Long-term investments:
Assets held in a rabbi trust	$8,068	$95	$8,163

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2011
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
Financing Receivables The Company evaluates the collectability of notes and finance lease receivables (collectively, financing receivables) based on a specific customer circumstances, credit risk changes and payment patterns and historical loss experience. When the collectability is determined to be at risk based on the above criteria, the Company records the allowance for credit losses which represents the Company’s current exposure less estimated reimbursement from insurance claims. After all efforts at collection have been unsuccessful, the account is deemed uncollectible and is written off.
The following table summarizes the Company’s allowance for credit losses and recorded investment in financing receivables:

	Finance	Notes
	Leases	Receivable	Total
Allowance for credit losses
Balance January 1, 2011	$378	$470	$848
Provision for credit losses	17	1,217	1,234
Recoveries	10	—	10
Write-offs	(80)	—	(80)

Balance individually evaluated for impairment	$325	$1,687	$2,012
Balance collectively evaluated for impairment	—	—	—

Balance March 31, 2011	$325	$1,687	$2,012

Recorded investment in financing receivables
Balance individually evaluated for impairment	$120,625	$24,287	$144,912
Balance collectively evaluated for impairment	—	—	—

Balance March 31, 2011	$120,625	$24,287	$144,912

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
As of March 31, 2011 and December 31, 2010, the recorded investment in past-due finance lease receivables on nonaccrual status was $278 and $531, respectively. The recorded investment in finance lease receivables past due 90 days or more and still accruing interest was $405 and $560 as of March 31, 2011 and December 31, 2010, respectively. The recorded investment in impaired notes receivable and the related allowance was $7,513 and $1,687, respectively, as of March 31, 2011. The recorded investment in impaired notes receivable and the related allowance was $7,513 and $470, respectively, as of December 31, 2010. The net investment in impaired notes receivable is expected to be recovered from insurance claims. The following table summarizes the Company’s aging of past-due notes receivable balances as of March 31, 2011:

31-60 days past due	$206
61-90 days past due	—
> 90 days past due	6,266

Total past due	$6,472

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2011
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except per share amounts)
NOTE 8: INVENTORIES
Major classes of inventories are summarized as follows:

	March 31, 2011	December 31, 2010
Finished goods	$193,700	$184,944
Service parts	170,341	166,317
Raw materials and work in process	110,084	93,314

Total inventories	$474,125	$444,575

NOTE 9: OTHER ASSETS
Included in other assets are net capitalized software development costs of $55,541 and $55,575 as of March 31, 2011 and December 31, 2010, respectively. Amortization expense on capitalized software of $4,576 and $4,081 was included in product cost of sales for the three months ended March 31, 2011 and 2010, respectively. Other long-term assets also consist of patents, trademarks and other intangible assets. Where applicable, other assets are stated at cost and, if applicable, are amortized ratably over the relevant contract period or the estimated life of the assets. Fees to renew or extend the term of the Company’s intangible assets are expensed when incurred. Impairment of long-lived assets is recognized when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the expected future undiscounted cash flows are less than the carrying amount of the asset group, an impairment loss may be recognized at that time to reduce the asset to the lower of its fair value or its net book value.
Investment in Affiliate Investment in the Company’s non-consolidated affiliate is accounted for under the equity method and consists of a 50 percent ownership in Shanghai Diebold King Safe Company, Ltd. The balance of this investment as of March 31, 2011 and December 31, 2010 was $12,543 and $12,118, respectively, and fluctuated based on equity earnings. Equity earnings from the non-consolidated affiliate are included in miscellaneous, net in the condensed consolidated statements of income and were $425 and $753 for the three months ended March 31, 2011 and 2010, respectively.
NOTE 10: DEBT
Outstanding debt balances were as follows:

	March 31, 2011	December 31, 2010
Notes payable — current:
Uncommitted lines of credit	$21,780	$15,038
Other	103	—

	$21,883	$15,038

Long-term debt:
Credit facility	$300,000	$235,000
Senior notes	300,000	300,000
Industrial development revenue bonds	11,900	11,900
Other	3,110	3,468

	$615,010	$550,368

As of March 31, 2011, the Company had various international short-term uncommitted lines of credit with borrowing limits of $100,642. The weighted-average interest rate on outstanding borrowings on the short-term uncommitted lines of credit as of March 31, 2011 and December 31, 2010 was 3.80 and 3.01 percent, respectively. Short-term uncommitted lines mature in less than one year. The amount available under the short-term uncommitted lines at March 31, 2011 was $78,862.
In October 2009, the Company entered into a three-year revolving credit facility. As of March 31, 2011, the Company had borrowing limits under this facility totaling $506,275 ($400,000 and €75,000, translated). Under the terms of the credit facility agreement, the Company has the ability, subject to various approvals, to increase the borrowing limits by $200,000 and €37,500, respectively. Up to $30,000 and €15,000 of the revolving credit facility is available under a swing line subfacility. The weighted-average interest rate on outstanding credit facility borrowings as of March 31, 2011 and December 31, 2010 was 2.67 and 2.71 percent, respectively, which is variable based on the London Interbank Offered Rate (LIBOR). The amount available under the revolving credit facility as of March 31, 2011 was $206,275.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2011
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
In 1997, industrial development revenue bonds were issued on behalf of the Company. The proceeds from the bond issuances were used to construct new manufacturing facilities in the United States. The Company guaranteed the payments of principal and interest on the bonds by obtaining letters of credit. The bonds were issued with a 20-year original term and are scheduled to mature in 2017. Each industrial development revenue bond carries a variable interest rate, which is reset weekly by the remarketing agents. The weighted-average interest rate on the bonds was 0.76 and 0.57 percent as of March 31, 2011 and December 31, 2010, respectively.
The Company’s debt agreements contain various restrictive financial covenants, including net debt to capitalization and net interest coverage ratios. As of March 31, 2011, the Company was in compliance with the financial covenants in its debt agreements.
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
The following table sets forth the net periodic benefit cost for the Company’s defined benefit pension plans and other benefits for the three months ended March 31:

	2011	2010	2011	2010
	Pension Benefits		Other Benefits
Components of net periodic benefit cost
Service cost	$2,713	$2,499	$—	$—
Interest cost	7,872	7,681	233	248
Expected return on plan assets	(10,183)	(9,603)	—	—
Amortization of prior service cost	65	48	(129)	(129)
Recognized net actuarial loss	2,406	1,373	97	71

Net periodic pension benefit cost	$2,873	$1,998	$201	$190

Cash Flows
There have been no significant changes to the 2011 plan year contribution amounts previously disclosed. For the three months ended March 31, 2011 and 2010, contributions of $20,697 and $12,684, respectively, were made to the qualified and non-qualified pension plans.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2011
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except per share amounts)
NOTE 12: GUARANTEES AND PRODUCT WARRANTIES
In 1997, industrial development revenue bonds were issued on behalf of the Company. The Company guaranteed the payments of principal and interest on the bonds (refer to note 10) by obtaining letters of credit. The carrying value of the bonds was $11,900 as of March 31, 2011 and December 31, 2010.
The Company provides its global operations guarantees and standby letters of credit through various financial institutions to suppliers, customers, regulatory agencies and insurance providers. If the Company is not able to make payment or fulfill contractual obligations, the suppliers, customers, regulatory agencies and insurance providers may draw on the pertinent bank. At March 31, 2011, the maximum future payment obligations related to these various guarantees totaled $76,218, of which $22,848 represented standby letters of credit to insurance providers, and no associated liability was recorded. At December 31, 2010, the maximum future payment obligations relative to these various guarantees totaled $74,629, of which $23,202 represented standby letters of credit to insurance providers, and no associated liability was recorded.
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

	2011	2010
Balance at January 1	$78,313	$62,673
Current period accruals (a)	18,411	10,924
Current period settlements	(19,252)	(12,100)

Balance at March 31	$77,472	$61,497

(a)	includes the impact of foreign exchange rate fluctuations
NOTE 13: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company uses derivatives to mitigate the economic consequences associated with the fluctuations in currencies and interest rates.
FOREIGN EXCHANGE
Non-Designated Hedges A substantial portion of the Company’s operations and revenues are international. As a result, changes in foreign exchange rates can create substantial foreign exchange gains and losses from the revaluation of non-functional currency monetary assets and liabilities. The Company’s policy allows the use of foreign exchange forward contracts with maturities of up to 24 months to mitigate the impact of currency fluctuations on those foreign currency asset and liability balances. The Company elected not to apply hedge accounting to its foreign exchange forward contracts. Thus, spot-based gains/losses offset revaluation gains/losses within foreign exchange loss, net and forward-based gains/losses represent interest expense. The fair value of the Company’s non-designated foreign exchange forward contracts was ($359) and ($3,135) as of March 31, 2011 and December 31, 2010, respectively.
INTEREST RATE
Cash Flow Hedges The Company has variable rate debt and is subject to fluctuations in interest related cash flows due to changes in market interest rates. The Company’s policy allows derivative instruments designated as cash flow hedges that fix a portion of future variable-rate interest expense. The Company has a pay-fixed receive-variable interest rate swap, with a total notional amount of $25,000, to hedge against changes in the LIBOR benchmark interest rate on a portion of the Company’s LIBOR-based borrowings. Changes in value that are deemed effective are accumulated in other comprehensive income and reclassified to interest expense when the hedged interest is accrued. To the extent that it becomes probable that the Company’s variable rate borrowings will not occur, the gains or losses on the related cash flow hedges will be reclassified from other comprehensive income to interest expense.
In December 2005 and January 2006, the Company executed cash flow hedges by entering into receive-variable and pay-fixed interest rate swaps, with a total notional amount of $200,000, related to the senior notes issuance in March 2006. Amounts previously recorded in other comprehensive income related to the pre-issuance cash flow hedges will continue to be reclassified on a straight-line basis through February 2016.
The fair value of the Company’s interest rate contracts was ($2,991) and ($3,371) as of March 31, 2011 and December 31, 2010, respectively.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2011
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except per share amounts)
The gain (loss) recognized on designated derivative instruments for the three months ended March 31, 2011 and 2010 was not material. Gains and losses related to interest rate contracts that are reclassified from accumulated OCI are recorded in interest expense on the statement of income. The Company anticipates reclassifying $768 from other comprehensive income to interest expense within the next 12 months.
The following table summarizes the (loss) gain recognized on non-designated derivative instruments for the three months ended March 31:

	2011	2010	Income Statement Location
Foreign exchange contracts	$(1,849)	$(1,486)	Interest expense
Foreign exchange contracts	(6,217)	6,944	Foreign exchange loss, net

Total	$(8,066)	$5,458

NOTE 14: RESTRUCTURING AND OTHER CHARGES
The following table summarizes the impact of the Company’s restructuring charges (benefits) on the condensed consolidated statements of income for the three months ended March 31:

	2011	2010
Cost of sales — products	$123	$(214)
Cost of sales — services	6,074	314
Selling and administrative expense	5,604	1,157
Research, development and engineering expense	—	(141)

Total	$11,801	$1,116

The following table summarizes the Company’s restructuring (benefits) charges within continuing operations for its Diebold North America (DNA) and Diebold International (DI) reporting segments for the three months ended March 31:

	2011	2010
DNA
Severance	$(7)	$184
Other (1)	—	131
DI
Severance	11,605	1,365
Other (2)	203	(564)

Total	$11,801	$1,116

(1)	Net other restructuring benefits in the DNA segment include an accrual adjustment related to the pension obligation.

(2)	Net other restructuring charges in the DI segment include legal and professional fees.
Restructuring charges of $11,580 for the three months ended March 31, 2011 related to the Company’s plan for the EMEA reorganization which realigns resources and further leverages the existing shared services center. As of March 31, 2011, the Company anticipates additional restructuring costs in the range of $9,000 to $14,000 to be incurred into 2012 related to its EMEA restructuring plan. As management concludes on certain aspects of the EMEA restructuring plan, the anticipated future costs related to this plan are subject to change.
Net restructuring charges of $107 and $1,378 for the three months ended March 31, 2011 and 2010, respectively, related to reductions in the Company’s global workforce, including realignment of the organization and resources to better support opportunities in emerging growth markets and consolidation of certain international facilities in efforts to optimize overall operational performance. This plan resulted in a workforce reduction which primarily affected its Canton, Ohio area facilities. The Company does not expect any material remaining costs related to this workforce reduction.
Net restructuring charges (benefits) of $114 and $(292) for the three months ended March 31, 2011 and 2010, respectively, related to the Company’s strategic global manufacturing realignment plans.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2011
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except per share amounts)
The following table summarizes the Company’s cumulative total restructuring costs for the significant plans:

		Global	Global
	EMEA	Manufacturing	Workforce
	Reorganization	Realignment	Reductions
Costs incurred to date:
DNA	$—	$11,579	$21,425
DI	11,580	25,178	20,571

Total costs incurred to date	$11,580	$36,757	$41,996

The following table summarizes the Company’s restructuring accrual balances and related activity:

Balance as of January 1, 2011	$3,340
Liabilities incurred	11,801
Liabilities paid	(1,785)

Balance as of March 31, 2011	$13,356

Other Charges and Expense Reimbursements
Other charges and expense reimbursements consist of items that the Company determines are non-routine in nature. Net non-routine expense of $5,771 impacted the three months ended March 31, 2011 compared to net non-routine income of $4,080 in the same period of 2010. Net non-routine expenses for 2011 consisted primarily of legal and compliance costs related to the Foreign Corrupt Practices Act (FCPA) investigation. Net non-routine income for 2010 consisted primarily of reimbursements from the Company’s director and officer (D&O) insurance carriers and was recorded in selling and administrative expense. The Company continues to pursue reimbursement of the remaining legal and other expenditures incurred as a result of the government investigations with its D&O insurance carriers.
NOTE 15: FAIR VALUE OF ASSETS AND LIABILITIES
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
FORM 10-Q as of March 31, 2011
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except per share amounts)
Assets and Liabilities Recorded at Fair Value
Assets and liabilities subject to fair value measurement are as follows:

	March 31, 2011				December 31, 2010
		Fair Value Measurements Using				Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments:
Certificates of deposit	$227,705	$227,705	$—	$—	$221,706	$221,706	$—	$—
U.S. dollar indexed bond funds	44,939	—	44,939	—	51,417	—	51,417	—
Assets held in a rabbi trust	8,691	8,691	—	—	8,163	8,163	—	—
Foreign exchange forward contracts	1,180	—	1,180	—	925	—	925	—
Contingent consideration on sale of business	2,030	—	—	2,030	2,030	—	—	2,030

Total	$284,545	$236,396	$46,119	$2,030	$284,241	$229,869	$52,342	$2,030

Liabilities
Deferred compensation	$8,691	$8,691	$—	$—	$8,163	$8,163	$—	$—
Foreign exchange forward contracts	1,539	—	1,539	—	4,060	—	4,060	—
Interest rate swaps	2,991	—	2,991	—	3,371	—	3,371	—

Total	$13,221	$8,691	$4,530	$—	$15,594	$8,163	$7,431	$—

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
Interest Rate Swaps The Company has variable rate debt and is subject to fluctuations in interest related cash flows due to changes in market interest rates. The Company’s policy allows it to periodically enter into derivative instruments designated as cash flow hedges to fix some portion of future variable rate based interest expense. The Company has a pay-fixed receive-variable interest rate swap to hedge against changes in the LIBOR benchmark interest rate on a portion of the Company’s LIBOR- based borrowings. The fair value of the swap is determined using the income approach and is calculated based on LIBOR rates at the reporting date.
Contingent Consideration on Sale of Business The Company’s sale of its U.S. elections systems business included contingent consideration related to 70 percent of any cash collected over a five-year period on the accounts receivable balance of the sold business as of August 31, 2009. The fair value of the contingent consideration was determined based on recent collections on the accounts receivable as well as the probability of future anticipated collections (level 3 inputs) and was recorded at the net present value of the future anticipated cash flows.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2011
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except per share amounts)
Assets and Liabilities Not Measured at Fair Value on a Recurring Basis
In addition to assets and liabilities that are measured at fair value on a recurring basis, the Company measures certain assets and liabilities at fair value on a non-recurring basis. The Company’s non-financial assets, including goodwill, intangible assets and property, plant and equipment, are measured at fair value when there is an indication of impairment. These assets are recorded at fair value determined using level 3 inputs, only when an impairment charge is recognized.
Assets and Liabilities Recorded at Carrying Value
The fair value of the Company’s cash and cash equivalents, trade receivables and accounts payable, approximates the carrying value due to the relative short maturity of these instruments. The fair value and carrying value of the Company’s debt instruments are summarized as follows:

	March 31, 2011		December 31, 2010
		Carrying		Carrying
	Fair Value	Value	Fair Value	Value
Notes payable — current	$21,883	$21,883	$15,038	$15,038
Long-term debt	631,005	615,010	565,499	550,368

Total debt instruments	$652,888	$636,893	$580,537	$565,406

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
NOTE 16: SEGMENT INFORMATION
The Company’s segments are comprised of two sales channels: DNA and DI. The DNA segment sells and services financial and retail systems in the United States and Canada. The DI segment sells and services financial and retail systems over the remainder of the globe as well as voting and lottery solutions in Brazil. Each segment buys the goods it sells from the Company’s manufacturing plants or through external suppliers. Intercompany sales between legal entities are eliminated in consolidation. Each year, intercompany pricing is agreed upon which drives operating profit contribution.
The reconciliation between segment information and the condensed consolidated financial statements is disclosed. Revenue summaries by geographic area and product and service solutions are also disclosed. Certain information not routinely used in the management of the DNA and DI segments, information not allocated back to the segments or information that is impractical to report is not shown. Items not allocated are as follows: investment income; interest expense; equity in the net income of investees accounted for by the equity method; income tax expense or benefit; foreign exchange gains and losses; miscellaneous, net; and discontinued operations.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2011
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except per share amounts)
The following table presents information regarding the Company’s segment information as of and for the three months ended March 31:

	2011	2010
DNA
Customer revenues	$305,964	$296,200
Intersegment revenues	19,626	19,145
Operating profit	17,406	9,284
Capital expenditures	5,779	6,753
Depreciation	6,759	6,516
Property, plant and equipment, at cost	462,840	445,548
Total assets	1,012,990	1,090,791

DI
Customer revenues	308,193	322,799
Intersegment revenues	15,266	9,752
Operating (loss) profit	(8,537)	31,301
Capital expenditures	5,123	4,350
Depreciation	5,224	6,151
Property, plant and equipment, at cost	193,471	165,319
Total assets	1,518,547	1,428,770

TOTAL
Customer revenues	614,157	618,999
Intersegment revenues	34,892	28,897
Operating profit	8,869	40,585
Capital expenditures	10,902	11,103
Depreciation	11,983	12,667
Property, plant and equipment, at cost	656,311	610,867
Total assets	2,531,537	2,519,561
The following table presents information regarding the Company’s revenue by geographic region for the three months ended March 31:

	2011	2010
Diebold North America	$305,964	$296,200
Diebold International:
Latin America including Brazil	152,888	149,527
Asia Pacific	83,889	98,442
Europe, Middle East and Africa	71,416	74,830

Total Diebold International	308,193	322,799

Total customer revenues	$614,157	$618,999

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2011
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except per share amounts)
The following table presents information regarding the Company’s revenue by product and service solution for the three months ended March 31:

	2011	2010
Financial self-service:
Products	$198,640	$203,700
Services	264,456	267,808

Total financial self-service	463,096	471,508
Security:
Products	43,413	51,450
Services	99,918	93,441

Total security	143,331	144,891

Total financial self-service & security	606,427	616,399
Election and lottery systems:	7,730	2,600

Total customer revenues	$614,157	$618,999

NOTE 17: DISCONTINUED OPERATIONS
Included in loss from discontinued operations were costs related to the Company’s U.S.-based elections systems business and the EMEA-based security business which were both previously discontinued.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of March 31, 2011
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Management’s discussion and analysis should be read in conjunction with the condensed consolidated financial statements and accompanying notes that appear elsewhere in this quarterly report.
Introduction
As expected, in the first quarter of 2011, the Company got off to a slow start. As previously communicated, the Company expects an unusually strong second half of 2011. During the first quarter of 2011, the Company saw significant strengthening of orders in the U.S. regional bank space as the North America market continues to rebound. Moving forward, the Company will create shareholder value by leveraging its growing advantage in services, continuing to restructure its operations in Europe, Middle East and Africa (EMEA) and taking advantage of key market opportunities around the world and leveraging opportunities in the security business.
During the first quarter of 2011, the Company saw progress in key markets around the world, especially in North America where orders benefitted from particularly strong financial self-service growth, led by growth in excess of 30 percent in the U.S. regional bank space. Orders in EMEA increased 43.9 percent compared with a relatively weak prior-year period. Latin America orders were down during the quarter, primarily as a result of timing of major bank orders from Brazil. Looking at Asia Pacific, as anticipated, the year started slowly in both revenue and orders. This is largely due to declines in China, where we are anticipating a strong second half. Given the second quarter timing of major, pending orders in China and Brazil as well as the Brazil voting revenue slated for the third and fourth quarters, the Company remains optimistic in its position for the remainder of the year.
Income from continuing operations attributable to Diebold, Incorporated, net of tax, for the three months ended March 31, 2011 was $2,512 or $0.04 per share, a decrease of $22,382 and $0.33 per share, respectively, from the same period in 2010. Total revenue for the three months ended March 31, 2011 was $614,157, a decrease of 0.8 percent from the same period in 2010.
Vision and strategy
The Company’s vision is to be recognized as the essential partner in creating and implementing ideas that optimize convenience, efficiency and security. This vision is the guiding principle behind the Company’s transformation to becoming a more services-oriented company. Today, service comprises more than 50 percent of the Company’s revenue. The Company expects that this percentage will continue to grow over time as the Company continues to build on its strong base of maintenance and advanced services to deliver world-class integrated services. Financial institutions are eager to reduce costs and optimize the management and productivity of their ATM channels — and they are increasingly exploring new solutions. The Company remains uniquely positioned to provide the infrastructure necessary to manage all aspects of an ATM network. The Company’s newest availability management solution, OpteView® Resolve (SM), represents an exponential leap forward. This software solution gathers business intelligence and interacts with an array of external systems to manage the entire ATM availability cycle from end to end.
In the first quarter of 2011, the Company brought in an additional $50,000 in integrated services contracts, significantly exceeding the prior-year period. By comparison, in all of 2010, the Company signed about $150,000 in integrated services contracts. One example of the type of customer the Company is signing on is Wichita Falls, Texas-based Union Square Federal Credit Union. As part of its contract, the Company will provide several integrated services, including Advisor ATM status monitoring, OpteView remote services, endpoint protection monitoring, software subscription management and help desk support.
Another area of focus within the financial self-service business is broadening the Company’s deposit automation solutions set, including check imaging, envelope-free currency acceptance, teller automation, and payment and document imaging solutions. The

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of March 31, 2011
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)
Company’s ImageWay® check-imaging solution fulfills an industry-wide demand for cutting-edge technologies that enhance efficiencies and greatly reduce operating costs for customers. For example, in North America the Company is experiencing increasing demand from regional and community financial institutions for deposit automation terminals because these institutions are finding themselves at a competitive disadvantage with larger rivals that have aggressively deployed this technology.
Within the security business, the Company’s solution set for financial customers is comprehensive, including fire and high-end enterprise security solutions. Many of the Company’s opportunities for growth lie within the financial market segment as financial institutions look to improve their security infrastructure, ensure compliance and drive operational efficiencies. The Company has built the capabilities to compete for select niche opportunities in the retail, enterprise and government sectors. During the first quarter of 2011, growth in overall security services was driven by the enterprise security segment, in which revenue increased more than 20 percent compared to the same period of 2010. The Company will leverage its experience to capitalize on the opportunities in this space, particularly as it continues to win major projects such as the new World Trade Center Transportation Hub in New York City. The Company’s integrated system will include the installation of video surveillance, access control and alarm devices throughout the hub.
The focus for 2011 is to continue striking an appropriate balance between reducing costs and investing in future growth. There are many opportunities that lie ahead and the Company will continue to invest in developing new software solutions, services and security solutions, particularly as it relates to growth in emerging markets.
Cost savings initiatives, restructuring and other charges
In 2006, the Company launched the SmartBusiness (SB) 100 initiative to deliver $100,000 in cost savings by the end of 2008. In September 2008, the Company announced a new goal to achieve an additional $100,000 in cost savings called SB 200. The SB 200 initiative has led to rationalization of product development, streamlining procurement, realigning the Company’s manufacturing footprint and improving logistics. Building on that success, the Company recently launched SB 300, which will shift the focus from cost of sales to operating expenses and is targeted to achieve an additional $100,000 in efficiencies during the next three years.
The Company is committed to making the strategic decisions that not only streamline operations, but also enhance its ability to serve its customers. The Company remains confident in its ability to continue to execute on cost-reduction initiatives, deliver solutions that help improve customers’ businesses and create shareholder value. During the three months ended March 31, 2011 and 2010, the Company incurred pre-tax net restructuring charges of $11,801 and $1,116, respectively. Restructuring charges in 2011 primarily related to Company’s plan for the EMEA reorganization, which realigns resources and further leverages the existing shared services center. Restructuring charges in 2010 primarily related to reductions in the Company’s global workforce.
Other charges and expense reimbursements consist of items that the Company determines are non-routine in nature. Net non-routine expense of $5,771 impacted the three months ended March 31, 2011 compared to net non-routine income of $4,080 in the same period of 2010. Net non-routine expenses for 2011 consisted primarily of legal and compliance costs related to the Foreign Corrupt Practices Act (FCPA) investigation. Net non-routine income for 2010 consisted primarily of reimbursements from the Company’s director and officer (D&O) insurance carriers. The Company continues to pursue reimbursement of the remaining legal and other expenditures incurred as a result of the government investigations with its D&O insurance carriers.
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
AND RESULTS OF OPERATIONS as of March 31, 2011
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
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

	Three Months Ended
	March 31,
	2011		2010
		% of		% of
	Dollars	Net sales	Dollars	Net sales
Net sales	$614,157	100.0	$618,999	100.0
Gross profit	149,404	24.3	158,010	25.5
Operating expenses	140,535	22.9	117,425	19.0
Operating profit	8,869	1.4	40,585	6.6
Income from continuing operations	4,146	0.7	25,192	4.1
Loss from discontinued operations, net of tax	(11)		(970)
Net income attributable to noncontrolling interests	1,634		298
Net income attributable to Diebold, Incorporated	2,501		23,924
First Quarter 2011 Comparisons with First Quarter 2010
Net Sales
The following table represents information regarding our net sales for the three months ended March 31:

	2011	2010	$ Change	% Change
Net sales	$614,157	$618,999	$(4,842)	(0.8)
Financial self-service sales in the first quarter of 2011 decreased by $8,412 or 1.8 percent compared to the same period of 2010. The decrease in financial self-service sales included a net favorable currency impact of $13,774, of which approximately 60 percent related to the Brazilian real. North America increased $8,721 or 5.3 percent due to strong growth within the U.S. regional business. International sales decreased by $17,133 or 5.6 percent related to the following: Asia Pacific decreased $11,582 or 12.6 percent, EMEA decreased $3,255 or 4.4 percent, and Latin America including Brazil decreased by $2,296 or 1.6 percent. The decrease in Asia Pacific resulted from lower sales volume in China, Thailand and India, with partially offsetting favorability from strong growth in a few other countries within the region. The decrease in EMEA was due to declines in some Western European countries partially offset by new business growth in the Middle East. The decrease in Latin America including Brazil was mainly driven by the decision of a large outsourcing client to switch to an insourcing model and the impact of some large order in Colombia during the first quarter of 2010, partially offset with a net favorable currency impact and growth in other areas throughout the region.
Security solutions sales in the first quarter of 2011 decreased by $1,560 or 1.1 percent compared to the same period of 2010. North America increased $1,043 or 0.8 percent. International decreased by $2,603 or 18.1 percent. The international decrease resulted primarily from a decline in Asia Pacific by $2,971 or 46.2 percent due to decreases in electronic security revenue for Australia and India.
The Brazilian-based lottery systems sales increased $5,135 in the first quarter of 2011 compared to the same period of 2010.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of March 31, 2011
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)
Gross Profit
The following table represents information regarding our gross profit for the three months ended March 31:

			$ Change/
	2011	2010	% Point Change	% Change
Gross profit — products	$60,920	$65,468	$(4,548)	(6.9)
Gross profit — services	88,484	92,542	(4,058)	(4.4)

Total gross profit	$149,404	$158,010	$(8,606)	(5.4)

Gross margin — products	24.4%	25.4%	(1.0)
Gross margin — services	24.3%	25.6%	(1.3)

Total gross margin	24.3%	25.5%	(1.2)

The decline in product gross margin in the first quarter 2011 compared to the same period of 2010 was primarily a result of geographic mix influenced by lower volume in Asia Pacific and lower margin performance in EMEA mainly attributable to revenue mix within the region. These decreases to product gross margin were partially offset by favorable revenue mix in Diebold North America (DNA) resulting from a larger concentration of sales in the U.S. regional bank space and Canada. Additionally, product gross margin in the three months ended March 31, 2011 included restructuring costs of $123 compared to a restructuring benefit of $214 in the same period of 2010.
The decrease in service gross margin resulted from higher restructuring charges in the first quarter of 2011 primarily related to the EMEA reorganization. Service gross margin included $6,074 and $314 of restructuring charges in the first quarter of 2011 and 2010, respectively.
Operating Expenses
The following table represents information regarding our operating expenses for the three months ended March 31:

	2011	2010	$ Change	% Change
Selling and administrative expense	$121,111	$98,977	$22,134	22.4
Research, development and engineering expense	19,424	18,448	976	5.3

Total operating expenses	$140,535	$117,425	$23,110	19.7

Selling and administrative expense increased in the first quarter of 2011 from higher non-routine and restructuring expenses, lower non-routine income, increased spend, and $1,642 of unfavorable currency impact. Selling and administrative expense in the first quarter of 2011 included $5,771 of non-routine expense resulting mainly from legal fees related to the FCPA investigation. The first quarter of 2010 included net non-routine income of $4,080 consisting primarily of reimbursements from the Company’s D&O insurance carriers. In addition, selling and administrative expense included $5,604 and $1,157 of restructuring charges in the first quarter of 2011 and 2010, respectively. The first quarter 2011 restructuring charges primarily related to the EMEA reorganization.
Research, development and engineering expense as a percent of net sales in 2011 and 2010 was 3.2 percent and 3.0 percent, respectively. The increase as a percent of net sales was due to lower sales volume.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of March 31, 2011
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)
Operating Profit
The following table represents information regarding our operating profit for the three months ended March 31:

			$ Change/
	2011	2010	% Point Change	% Change
Operating profit	$8,869	$40,585	$(31,716)	(78.1)
Operating profit margin	1.4%	6.6%	(5.2)
The decrease in operating profit in the first quarter of 2011 compared to the same period of 2010 resulted from lower gross profit in relation to both product and service sales. Operating profit in the first quarter of 2011 also decreased due to higher operating expenses stemming from higher restructuring charges, higher non-routine expenses, lower non-routine income and unfavorable currency impact.
Other Income (Expense)
The following table represents information regarding our other income (expense) for the three months ended March 31:

	2011	2010	$ Change	% Change
Investment income	$10,898	$7,471	$3,427	45.9
Interest expense	(8,673)	(9,055)	382	(4.2)
Foreign exchange loss, net	(1,046)	(4,641)	3,595	(77.5)
Miscellaneous, net	23	709	(686)	(96.8)

Other income (expense)	$1,202	$(5,516)	$6,718	N/M

Investment income in the first quarter of 2011 was favorable compared to the same period of 2010, primarily driven by Brazil with a combination of higher investment dollars and favorable interest rates. The improvement in foreign exchange loss, net was mainly related to the currency devaluation in Venezuela during the first quarter of 2010.
Income from Continuing Operations
The following table represents information regarding our income from continuing operations for the three months ended March 31:

			$ Change/
	2011	2010	% Point Change	% Change
Income from continuing operations	$4,146	$25,192	$(21,046)	(83.5)
Percent of net sales	0.7%	4.1%	(3.4)
Effective tax rate	58.8%	28.2%	30.6
The decrease in net income from continuing operations in the first quarter of 2011 compared to the first quarter of 2010 resulted from lower gross profit and higher operating expenses. These decreases to net income from continuing operations were partially offset by favorable other income (expense) between years and lower taxes on income. The 30.6 percentage point increase in the effective tax rate is due mainly to operating losses in certain EMEA jurisdictions for which no tax benefit is recognized in the financial statements.
Loss from Discontinued Operations
The following table represents information regarding our loss from discontinued operations for the three months ended March 31:

	2011	2010	$ Change	% Change
Loss from discontinued operations, net of tax	$(11)	$(970)	$959	(98.9)
First quarter 2011 and 2010 loss from discontinued operations, net of tax, included costs primarily related to the U.S. elections systems business which was previously discontinued.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of March 31, 2011
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)
Net Income attributable to Diebold, Incorporated
The following table represents information regarding our net income for the three months ended March 31:

	2011	2010	$ Change	% Change
Net income attributable to Diebold, Incorporated	$2,501	$23,924	$(21,423)	(89.5)
Based on the results from continuing and discontinued operations discussed above, the Company reported net income attributable to Diebold, Incorporated of $2,501 and $23,924 for the three months ended March 31, 2011 and 2010, respectively.
Segment Analysis and Operating Profit Summary
The following table represents information regarding our revenue by reporting segment for the three months ended March 31:

	2011	2010	$ Change	% Change
DNA	$305,964	$296,200	$9,764	3.3
DI	308,193	322,799	(14,606)	(4.5)

Total net sales	$614,157	$618,999	$(4,842)	(0.8)

The increase in DNA net sales in the first quarter of 2011 compared to the same period of 2010 was due to higher product volume in the U.S. regional bank space and Canada. There was also a corresponding increase to installation revenue as a result of the U.S. regional business growth. These increases were partially offset by a decline in the U.S. national business.
The Diebold International (DI) net sales decrease included a net favorable currency impact of $14,015 of which 60 percent related to Brazil. The decrease in DI was primarily a result of lower sales volume within Asia Pacific and decreased outsourcing revenue in Brazil.
The following table represents information regarding our operating profit (loss) by reporting segment for the three months ended March 31:

	2011	2010	$ Change	% Change
DNA	$17,406	$9,284	$8,122	87.5
DI	(8,537)	31,301	(39,838)	(127.3)

Total operating profit	$8,869	$40,585	$(31,716)	(78.1)

DNA operating profit in the first quarter of 2011 was favorably impacted by higher sales volume in the U.S. regional bank space and Canada, as well as favorable performance in U.S. service and manufacturing. This favorability was partially offset by higher operating expenses resulting from higher non-routine expense and lower non-routine income in the first quarter of 2011 compared to the same period of 2010.
The decrease in DI operating profit in the first quarter of 2011 compared to the first quarter of 2010 was attributable to a combination of lower sales volume and lower gross profit margin performance due in part to higher restructuring charges. Operating expenses also increased as a result of higher restructuring charges, the net impact of non-routine expenses and income between years, increased spend and unfavorable currency impact.
Refer to note 16 to the condensed consolidated financial statements for further details of segment revenue and operating profit.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of March 31, 2011
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)
LIQUIDITY AND CAPITAL RESOURCES
Capital resources are obtained from income retained in the business, borrowings under the Company’s senior notes, committed and uncommitted credit facilities, long-term industrial revenue bonds, and operating and capital leasing arrangements. Management expects that the Company’s capital resources will be sufficient to finance planned working capital needs, research and development activities, investments in facilities or equipment, pension contributions, dividends and the purchase of the Company’s common shares for at least the next 12 months. A vast majority of the Company’s cash and cash equivalents and short-term investments reside in international tax jurisdictions. Repatriation of these funds could be negatively impacted by potential foreign and domestic taxes. Part of the Company’s growth strategy is to pursue strategic acquisitions. The Company has made acquisitions in the past and intends to make acquisitions in the future. The Company intends to finance any future acquisitions with either cash and short-term investments, cash provided from operations, borrowings under available credit facilities, proceeds from debt or equity offerings and/or the issuance of common shares.
The following table summarizes the results of our condensed consolidated statement of cash flows for the three months ended March 31:

	2011	2010
Net cash flow (used in) provided by:
Operating activities	$(90,151)	$(56,223)
Investing activities	2,197	(2,732)
Financing activities	35,958	5,504
Effect of exchange rate changes on cash and cash equivalents	2,900	(9,102)

Net decrease in cash and cash equivalents	$(49,096)	$(62,553)

Net cash used in operating activities was $90,151 for the three months ended March 31, 2011, an increase of $33,928 from $56,223 for the same period in 2010. Cash flows from operating activities are generated primarily from operating income and managing the components of working capital. Cash flows from operating activities during the three months ended March 31, 2011 were negatively affected by a $20,087 decrease in net income and changes in prepaid expenses and accounts payable, as well as an increase in inventories as the Company prepares for order fulfillment in the second half of 2011. In addition, changes in certain other assets and liabilities negatively impacted cash flows from operating activities, including contributions of $20,697 to the qualified and non-qualified pension plans in the first three months of 2011 compared to $12,684 in the same period of 2010. These changes were partially offset by favorable changes in trade receivables, other current assets, and deferred revenue.
Net cash provided by in investing activities was $2,197 for the three months ended March 31, 2011, a change of $4,929 from cash used in investing activities of $2,732 for the same period in 2010. The change was primarily due to $7,338 in collections on purchased finance receivables, partially offset by a $3,344 decrease in net proceeds on investments.
Net cash provided by financing activities was $35,958 for the three months ended March 31, 2011, an increase of $30,454 from $5,504 for the same period of 2010. The increase was primarily due to a $37,219 increase in debt net borrowings activity and a $3,402 increase in issuance of common shares related to stock compensation activity. This was partially offset by an increase of $10,096 in cash used to repurchase common shares.
The effect of exchange rate changes on cash and cash equivalents for the three months included March 31, 2010 included $6,549 of devaluation related to Venezuela.
Under the Company’s share repurchase program, 3,477,000 common shares remained available as of March 31, 2011 for additional share repurchases. The Company anticipates repurchasing these shares in 2011, depending on market conditions and the level of operating and other investing activities.
As of March 31, 2011, the Company had various international short-term uncommitted lines of credit with borrowing limits of $100,642. The amount available under the short-term uncommitted lines at March 31, 2011 was $78,862.
In October 2009, the Company entered into a three-year revolving credit facility. As of March 31, 2011, the Company had borrowing limits under this facility totaling $506,275 ($400,000 and €75,000, translated). Under the terms of the credit facility agreement, the Company has the ability, subject to various approvals, to increase the borrowing limits by $200,000 and €37,500, respectively. Up to $30,000 and €15,000 of the revolving credit facility is available under a swing line subfacility. The weighted-average interest rate on outstanding credit facility borrowings as of March 31, 2011 and December 31, 2010 was 2.67 and 2.71 percent, respectively, which is

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of March 31, 2011
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)
variable based on the London Interbank Offered Rate (LIBOR). The amount available under the revolving credit facility as of March 31, 2011 was $206,275.
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
The Company’s financing agreements contain various restrictive financial covenants, including net debt to capitalization and net interest coverage ratios. As of March 31, 2011, the Company was in compliance with the financial covenants in its debt agreements.
Dividends The Company paid dividends of $18,650 and $18,095 in the three months ended March 31, 2011 and 2010, respectively. Quarterly dividends were $0.28 and $0.27 per share for the first quarter of 2011 and 2010, respectively.
Contractual Obligations In the first quarter of 2011, the Company entered into a direct purchasing agreement for materials through a contract manufacturing agreement for a total negotiated price of $5,725. The following table summarizes the Company’s approximate commitment to make future payments related to this agreement.

	Total	2011	2012
Direct purchasing agreement	$4,992	$4,515	$477
Except for the direct purchasing agreement noted above, all contractual cash obligations with initial and remaining terms in excess of one year and contingent liabilities remained generally unchanged at March 31, 2011 compared to December 31, 2010.
Off-Balance Sheet Arrangements The Company does not participate in transactions that facilitate off-balance sheet arrangements.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s condensed consolidated financial statements. The preparation of these financial statements requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities and reported amounts of revenues and expenses. Such estimates include the value of purchase consideration, valuation of trade receivables, inventories, goodwill, intangible assets, other long-lived assets, legal contingencies, guarantee obligations, indemnifications and assumptions used in the calculation of income taxes, pension and postretirement benefits and customer incentives, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the economic difficulties in the U.S. credit markets and the global markets. Management monitors the economic conditions and other factors and will adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.
Management believes there have been no significant changes during the three months ended March 31, 2011 to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of March 31, 2011
DIEBOLD, INCORPORATED AND SUBSIDIARIES
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
Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Some of the risks, uncertainties and other factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements include, but are not limited to:
•	competitive pressures, including pricing pressures and technological developments;
•	changes in the Company’s relationships with customers, suppliers, distributors and/or partners in its business ventures;
•	changes in political, economic or other factors such as currency exchange rates, inflation rates, recessionary or expansive trends, taxes and regulations and laws affecting the worldwide business in each of the Company’s operations, including Brazil, where a significant portion of the Company’s revenue is derived;
•	the amount of cash and non-cash charges in connection with the restructuring of the Company’s EMEA operations;
•	the Company’s ability to take actions to mitigate the effect of the Venezuelan currency devaluation, further devaluation, actions of the Venezuelan government, and economic conditions in Venezuela;
•	the continuing effects of the economic downturn and the disruptions in the financial markets, including the bankruptcies, restructurings or consolidations of financial institutions, which could reduce our customer base and/or adversely affect our customers’ ability to make capital expenditures, as well as adversely impact the availability and cost of credit;
•	acceptance of the Company’s product and technology introductions in the marketplace;
•	the Company’s ability to maintain effective internal controls;
•	changes in the Company’s intention to repatriate cash and cash equivalents and short-term investments residing in international tax jurisdictions could negatively impact foreign and domestic taxes;
•	unanticipated litigation, claims or assessments, as well as the impact of any current or pending lawsuits;
•	variations in consumer demand for financial self-service technologies, products and services;
•	potential security violations to the Company’s information technology systems;
•	the investment performance of the Company’s pension plan assets, which could require us to increase the Company’s pension contributions, and significant changes in health care costs, including those that may result from government action such as the recently enacted U.S. health care legislation;
•	the amount and timing of repurchases of the Company’s common shares, if any;
•	the outcome of the Company’s global FCPA review and any actions taken by government agencies in connection with the Company’s self disclosure, including the pending SEC investigation; and

•	the Company’s ability to achieve benefits from its cost-reduction initiatives and other strategic changes.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2011
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to the Company’s annual report on Form 10-K for the year ended December 31, 2010. There has been no material change in this information since December 31, 2010.
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
In connection with the preparation of this quarterly report, management, under the supervision and with the participation of the CEO and CFO, conducted an evaluation of disclosure controls and procedures. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011. No change was made to the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS
(dollars in thousands)
At March 31, 2011, the Company was a party to several lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the Company’s consolidated financial statements would not be materially affected by the outcome of these legal proceedings, commitments, or asserted claims.
In addition to the routine legal proceedings noted above the Company was a party to the lawsuits described below at March 31, 2011:
401(k) and Securities Class Actions
The Company has been served with various lawsuits, filed against it and certain current and former officers and directors, by participants in the Company’s 401(k) savings plan. These complaints seek compensatory damages in unspecified amounts, fees and expenses related to such lawsuits and the granting of extraordinary equitable and/or injunctive relief. For each of these lawsuits, the date each complaint was filed, the name of the plaintiff and the federal court in which such lawsuit is pending are as follows:
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
The McDermott, Barnett, Farrell, Forbes and Gromek cases, which allege breaches of fiduciary duties under the Employee Retirement Income Security Act of 1974 with respect to the 401(k) plan, have been consolidated into a single proceeding. In May 2009, the Company agreed to settle the 401(k) class action litigation for $4,500 to be paid out of the Company’s insurance policies. On February 11, 2011, the court entered an order approving the settlement and dismissed the litigation with prejudice.
On June 30, 2010, a shareholder filed a putative class action complaint in the United States District Court for the Northern District of Ohio alleging violations of the federal securities laws against the Company, certain current and former officers, and the Company’s independent auditors (Louisiana Municipal Police Employees Retirement System v. KPMG et al., No. 10-CV-1461). The complaint

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2011
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
On October 19, 2010, an alleged shareholder of the Company filed a shareholder derivative lawsuit in the Stark County, Ohio, Court of Common Pleas, alleging claims on behalf of the Company against certain current and former officers and directors of the Company for breach of fiduciary duty, unjust enrichment and corporate waste (Levine v. Geswein et al., Case No. 2010-CV-3848). The complaint generally relates to the matters set forth in the court documents filed by the SEC in June 2010 in connection with the SEC Settlement, and asserts that the defendants are liable to the Company for alleged damages associated with the SEC investigation, settlement, and related litigation. It also asserts that alleged misstatements in the Company’s publicly issued financial statements caused the Company’s common stock to trade at artificially inflated prices between 2004 and 2006, and that defendants harmed the Company by causing it to repurchase its common stock in the open market at inflated prices during that period. The complaint seeks an award of money damages against the defendants and in favor of the Company in an unspecified amount, as well as unspecified equitable and injunctive relief and attorneys’ fees and expenses.
Management is unable to determine the financial statement impact, if any, of the putative federal securities class action and the shareholder derivative lawsuit.
Labor and Wage Actions
On August 28, 2009, a purported class action lawsuit was filed in the United States District Court for the Southern District of California alleging that a class of all California technicians employed by the Company who were scheduled to be on standby were: (a) not paid for all hours that they worked; (b) not paid overtime compensation at the correct rate of pay; (c) not properly paid for missed meal and rest breaks; and (d) not given correct paycheck stubs (Francisco v. Diebold, Incorporated, Case No. CV 1889 WQH WMC). The complaint seeks additional overtime and other compensation under the California Labor Code, various civil penalties and attorneys’ fees and expenses, and a request for an injunction for future compliance with the California Labor Code provisions that were alleged to have been violated. A mediation was held in the first quarter of 2011, which resulted in a tentative settlement, subject to agreement on final settlement terms and court approval, that is not considered material to the consolidated financial statements.
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
Election Business Related Actions
The Company, including certain of its subsidiaries, filed a lawsuit on May 30, 2008 (Premier Election Solutions, Inc., et al. v. Board of Elections of Cuyahoga County, et al., Case No. 08-CV-05-7841 (Franklin Cty. Ct Common Pleas)) against Cuyahoga County, the Board of Elections of Cuyahoga County, Ohio, the Board of County Commissioners of Cuyahoga County, Ohio (collectively, Cuyahoga County), and Ohio Secretary of State Jennifer Brunner (Secretary) regarding several Ohio contracts under which certain of the Company’s subsidiaries provided voting equipment and related services to the State of Ohio and a number of its counties. The lawsuit was precipitated by Cuyahoga County’s threats to sue the Company for unspecified damages. The complaint sought a declaration that the Company met its contractual obligations.
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

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2011
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
ITEM 1A: RISK FACTORS
Refer to the Company’s annual report on Form 10-K for the year ended December 31, 2010.
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Information concerning the Company’s share repurchases made during the first quarter of 2011:

				Maximum
			Total Number of	Number of Shares
	Total Number		Shares Purchased as	that May Yet Be
	of Shares	Average Price	Part of Publicly	Purchased Under
Period	Purchased (1)	Paid Per Share	Announced Plans (2)	the Plans (2)
January	6,092	$32.44	—	2,123,051
February	220,828	34.17	132,000	3,868,000
March	391,000	35.06	391,000	3,477,000

Total	617,920	34.71	523,000

(1)	Includes 6,092 and 88,828 shares in January and February, respectively, surrendered or deemed surrendered to the Company in connection with the Company’s share-based compensation plans.

(2)	The Company purchased 523,000 common shares in the first quarter of 2011 pursuant to its share repurchase plan. The total number of shares repurchased as part of the publicly announced share repurchase plan was 10,399,949 as of March 31, 2011. The plan was approved by the Board of Directors in April 1997 and authorized the repurchase of up to 2.0 million shares. The plan was amended in June 2004 to authorize the repurchase of an additional 2.0 million shares, and was further amended in August and December 2005 to authorize the repurchase of an additional six million shares. In February 2007, the Board of Directors approved an increase in the Company’s share repurchase program by authorizing the repurchase of up to an additional 2.0 million of the Company’s outstanding common shares. In February 2011, the Board of Directors approved an increase in the Company’s share repurchase program by authorizing the repurchase of up to an additional 1.9 million of the Company’s outstanding common shares. The Company may purchase shares from time to time in open market purchases or privately negotiated transactions. The Company may make all or part of the purchases pursuant to accelerated share repurchases or Rule 10b5-1 plans. The plan has no expiration date.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2011
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
FORM 10-Q as of March 31, 2011
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIEBOLD, INCORPORATED
(Registrant)
Date: May 4, 2011	By:	/s/ Thomas W. Swidarski
Thomas W. Swidarski
President and Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2011	By:	/s/ Bradley C. Richardson
Bradley C. Richardson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2011
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