Form 10-Q
period 2011-06-30
DIEBOLD INC
filed 2011-08-08
CIK 28823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock outstanding as of July 22, 2011 was 64,206,266.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q
INDEX

PART I — FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
DIEBOLD, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$278,740	$328,658
Short-term investments	261,229	273,123
Trade receivables, less allowances for doubtful accounts of $25,492 and $24,868, respectively	446,402	404,501
Inventories	496,864	444,575
Deferred income taxes	101,982	106,160
Prepaid expenses	29,609	32,111
Other current assets	175,605	124,908

Total current assets	1,790,431	1,714,036

Securities and other investments	74,928	76,138
Property, plant and equipment, at cost	668,940	646,235
Less accumulated depreciation and amortization	466,737	442,773

Property, plant and equipment, net	202,203	203,462

Deferred income taxes	54,127	49,961
Goodwill	278,292	269,398
Other assets	196,617	206,795

Total assets	$2,596,598	$2,519,790

LIABILITIES AND EQUITY
Current liabilities
Notes payable	$43,900	$15,038
Accounts payable	206,429	214,288
Deferred revenue	216,956	205,173
Payroll and other benefits liabilities	65,297	78,515
Other current liabilities	275,803	296,751

Total current liabilities	808,385	809,765

Long-term debt	644,661	550,368
Pensions and other benefits	79,590	100,152
Postretirement and other benefits	23,702	23,096
Deferred income taxes	33,288	31,126
Other long-term liabilities	24,486	15,469

Commitments and contingencies	—	—

Equity
Diebold, Incorporated shareholders’ equity
Preferred shares, no par value, 1,000,000 authorized shares, none issued	—	—
Common shares, $1.25 par value, 125,000,000 authorized shares, 76,828,844 and 76,365,124 issued shares, 64,460,039 and 65,717,103 outstanding shares, respectively	96,036	95,456
Additional capital	319,821	308,699
Retained earnings	905,511	919,296
Treasury shares, at cost (12,368,805 and 10,648,021 shares, respectively)	(493,513)	(435,922)
Accumulated other comprehensive income	123,453	73,626

Total Diebold, Incorporated shareholders’ equity	951,308	961,155
Noncontrolling interests	31,178	28,659

Total equity	982,486	989,814

Total liabilities and equity	$2,596,598	$2,519,790

See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net sales
Products	$273,431	$298,884	$523,214	$556,629
Services	388,951	366,296	753,325	727,550

	662,382	665,180	1,276,539	1,284,179

Cost of sales
Products	204,769	221,742	393,632	414,019
Services	288,123	265,294	564,013	534,006

	492,892	487,036	957,645	948,025

Gross profit	169,490	178,144	318,894	336,154
Selling and administrative expense	122,051	110,791	243,162	209,768
Research, development and engineering expense	19,375	16,402	38,799	34,850
Impairment of intangible assets	2,962	4,096	2,962	4,096

	144,388	131,289	284,923	248,714

Operating profit	25,102	46,855	33,971	87,440
Other income (expense)
Investment income	9,669	6,017	20,567	13,489
Interest expense	(9,515)	(9,301)	(18,188)	(18,356)
Foreign exchange gain (loss), net	1,492	(553)	446	(5,194)
Miscellaneous, net	1,434	1,393	1,457	2,101

Income from continuing operations before taxes	28,182	44,411	38,253	79,480
Taxes on income	6,580	13,338	12,505	23,215

Income from continuing operations	21,602	31,073	25,748	56,265
Income (loss) from discontinued operations, net of tax	529	(683)	518	(1,653)

Net income	22,131	30,390	26,266	54,612
Net income attributable to noncontrolling interests	1,327	659	2,961	957

Net income attributable to Diebold, Incorporated	$20,804	$29,731	$23,305	$53,655

Basic weighted-average shares outstanding	65,028	65,936	65,393	66,121
Diluted weighted-average shares outstanding	65,482	66,636	65,842	66,678

Basic earnings per share
Net income from continuing operations	$0.31	$0.46	$0.35	$0.84
Income (loss) from discontinued operations	0.01	(0.01)	0.01	(0.03)

Net income attributable to Diebold, Incorporated	$0.32	$0.45	$0.36	$0.81

Diluted earnings per share
Net income from continuing operations	$0.31	$0.46	$0.34	$0.83
Income (loss) from discontinued operations	0.01	(0.01)	0.01	(0.03)

Net income attributable to Diebold, Incorporated	$0.32	$0.45	$0.35	$0.80

Amounts attributable to Diebold, Incorporated
Income from continuing operations, net of tax	$20,275	$30,414	$22,787	$55,308
Income (loss) from discontinued operations	529	(683)	518	(1,653)

Net income attributable to Diebold, Incorporated	$20,804	$29,731	$23,305	$53,655

See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2011	2010
Cash flow from operating activities:
Net income	$26,266	$54,612
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	39,034	36,261
Share-based compensation	6,617	6,365
Excess tax benefits from share-based compensation	(1,390)	(202)
Devaluation of Venezuelan balance sheet	—	6,390
Impairment of intangible assets	2,962	4,096
Equity in earnings of an investee	(859)	(1,425)
Cash flow from changes in certain assets and liabilities:
Trade receivables	(28,284)	(97,317)
Inventories	(36,452)	(35,531)
Prepaid expenses	3,055	1,268
Other current assets	(34,952)	(34,929)
Accounts payable	(13,392)	22,318
Deferred revenue	8,611	(3,462)
Certain other assets and liabilities	(71,190)	24,084

Net cash used in operating activities	(99,974)	(17,472)

Cash flow from investing activities:
Proceeds from sale of discontinued operations	2,520	1,807
Proceeds from maturities of investments	139,020	157,630
Proceeds from sale of investments	26,761	9,718
Payments for purchases of investments	(135,798)	(147,394)
Proceeds from sale of assets	182	—
Capital expenditures	(23,687)	(26,916)
Increase in certain other assets	(9,183)	(11,769)
Collections on purchased finance receivables	12,976	—

Net cash provided by (used in) investing activities	12,791	(16,924)

Cash flow from financing activities:
Dividends paid	(37,090)	(36,076)
Debt issuance costs	(1,733)	—
Debt borrowings	350,679	193,438
Debt repayments	(227,563)	(186,547)
Distribution of affiliates earnings to noncontrolling interest holders	(1,045)	(9)
Excess tax benefits from share-based compensation	1,390	202
Issuance of common shares	4,017	772
Repurchase of common shares	(57,591)	(21,128)

Net cash provided by (used in) financing activities	31,064	(49,348)

Effect of exchange rate changes on cash and cash equivalents	6,201	(13,063)

Decrease in cash and cash equivalents	(49,918)	(96,807)
Cash and cash equivalents at the beginning of the period	328,658	328,426

Cash and cash equivalents at the end of the period	$278,740	$231,619

See accompanying notes to condensed consolidated financial statements

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2011
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
The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s annual report on Form 10-K for the year ended December 31, 2010. In addition, some of the Company’s statements in this quarterly report on Form 10-Q may involve risks and uncertainties that could significantly impact expected future results. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of results to be expected for the full year.
The Company has reclassified the presentation of certain prior-year information to conform to the current presentation.
RECENTLY ISSUED ACCOUNTING GUIDANCE
In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05 (ASU 2011-05), Presentation of Comprehensive Income, that eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, adjustments must be displayed for items that are reclassified from OCI to net income, in both net income and OCI. The standard does not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. Additionally, the standard does not affect the calculation or reporting of earnings per share. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and is to be applied retrospectively, with early adoption permitted. The adoption of this update will not have a material impact on the financial statements of the Company. The Company is in the process of determining its method of presentation.
In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 amended Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures, to converge the fair value measurement guidance in U.S. GAAP and International Financial Reporting Standards (IFRSs). Some of the amendments clarify the application of existing fair value measurement requirements, while other amendments change a particular principle in ASC 820. In addition, ASU 2011-04 requires additional fair value disclosures. The amendments are to be applied prospectively and are effective for annual periods beginning after December 15, 2011. The Company is currently evaluating the effect that the provisions of ASU 2011-04 will have on the disclosures within the financial statements of the Company.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2011
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except per share amounts)
NOTE 2: EARNINGS PER SHARE
Basic earnings per share is based on the weighted-average number of common shares outstanding. Diluted earnings per share is based on the weighted-average number of common shares outstanding and all potential dilutive common shares. Under the two-class method of computing earnings per share, non-vested share-based payment awards that contain rights to receive non-forfeitable dividends are considered participating securities. The Company’s participating securities include restricted stock units (RSUs), deferred shares and shares that were vested, but deferred by the employee. The Company calculated basic and diluted earnings per share under both the treasury stock method and the two-class method. For the three and six months ended June 30, 2011 and 2010, there was no impact in the per share amounts calculated under the two methods; therefore, the treasury stock method is disclosed.
The following represents amounts used in computing earnings per share and the effect on the weighted-average number of shares of dilutive common stock:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Numerator:
Income used in basic and diluted earnings per share:
Income from continuing operations, net of tax	$20,275	$30,414	$22,787	$55,308
Income (loss) from discontinued operations	529	(683)	518	(1,653)

Net income attributable to Diebold, Incorporated	$20,804	$29,731	$23,305	$53,655

Denominator (in thousands):
Weighted-average number of common shares used in basic earnings per share	65,028	65,936	65,393	66,121
Effect of dilutive shares	454	700	449	557

Weighted-average number of shares used in diluted earnings per share	65,482	66,636	65,842	66,678

Basic earnings per share:
Net income from continuing operations	$0.31	$0.46	$0.35	$0.84
Income (loss) from discontinued operations	0.01	(0.01)	0.01	(0.03)

Net income attributable to Diebold, Incorporated	$0.32	$0.45	$0.36	$0.81

Diluted earnings per share:
Net income from continuing operations	$0.31	$0.46	$0.34	$0.83
Income (loss) from discontinued operations	0.01	(0.01)	0.01	(0.03)

Net income attributable to Diebold, Incorporated	$0.32	$0.45	$0.35	$0.80

Anti-dilutive shares (in thousands):
Anti-dilutive shares not used in calculating diluted weighted-average shares	2,092	2,078	2,057	2,089

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2011
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except per share amounts)
NOTE 3: EQUITY
The following tables present changes in shareholders’ equity attributable to Diebold, Incorporated and the noncontrolling interests:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Diebold, Incorporated shareholders’ equity
Balance at beginning of the period	$947,030	$1,038,358	$961,155	$1,046,379

Net income attributable to Diebold, Incorporated	20,804	29,731	23,305	53,655
Other comprehensive income (loss):
Foreign currency translation	33,817	(24,226)	48,491	(36,445)
Interest rate hedges	(340)	(633)	(389)	(820)
Pensions and other postretirement benefits	1,532	1,335	2,261	2,698
Unrealized (loss) gain, net on available for sale securities	137	130	(536)	655

Comprehensive income attributable to Diebold, Incorporated	55,950	6,337	73,132	19,743

Common shares	43	44	580	211
Additional capital	2,865	3,252	11,122	11,108
Treasury shares	(36,140)	(9,773)	(57,591)	(21,128)
Dividends declared	(18,440)	(17,981)	(37,090)	(36,076)

Balance at end of the period	$951,308	$1,020,237	$951,308	$1,020,237

Noncontrolling interests
Balance at beginning of the period	$30,254	$25,808	$28,659	$25,647

Net income attributable to noncontrolling interests	1,327	659	2,961	957
Other comprehensive income (loss):
Foreign currency translation	332	123	603	(14)

Comprehensive income attributable to noncontrolling interests	1,659	782	3,564	943
Distributions to noncontrolling interest holders	(735)	(9)	(1,045)	(9)

Balance at end of the period	$31,178	$26,581	$31,178	$26,581

NOTE 4: SHARE-BASED COMPENSATION
The Company’s share-based compensation payments to employees are recognized in the statement of income based on their grant-date fair values during the period in which the employee is required to provide services in exchange for the award. Share-based compensation is recognized as a component of selling and administrative expense. Total share-based compensation expense for the three and six months ended June 30, 2011 was $3,181 and $6,617, respectively. Total share-based compensation expense for the three and six months ended June 30, 2010 was $3,139 and $6,365, respectively.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2011
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except per share amounts)
Options outstanding and exercisable as of June 30, 2011 under the Company’s 1991 Equity and Performance Incentive Plan (as Amended and Restated as of April 13, 2009) and changes during the six months ended June 30, 2011, were as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value (1)
	(in thousands)	(per share)	(in years)
Outstanding at January 1, 2011	3,152	$36.67
Expired or forfeited	(197)	35.49
Exercised	(148)	27.06
Granted	432	33.20

Outstanding at June 30, 2011	3,239	$36.69	5	$4,754

Options exercisable at June 30, 2011	2,182	$39.89	4	$2,331

Options vested and expected to vest (2) at June 30, 2011	3,214	$36.74	5	$4,696

(1)	The aggregate intrinsic value (the difference between the closing price of the Company’s common shares on the last trading day of the second quarter of 2011 and the exercise price, multiplied by the number of “in-the-money” options) that would have been received by the option holders had all option holders exercised their options on June 30, 2011. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common shares.

(2)	The options expected to vest are the result of applying the pre-vesting forfeiture rate assumption to total outstanding non-vested options.
The following tables summarize information on non-vested RSUs, performance shares and deferred shares for the six months ended June 30, 2011:

	Number of	Weighted-Average
	Shares	Grant-Date Fair Value
	(in thousands)
RSUs:
Non-vested at January 1, 2011	594	$29.06
Forfeited	(33)	46.70
Vested	(112)	28.13
Granted	280	32.93

Non-vested at June 30, 2011	729	$30.63

Performance Shares (1):
Non-vested at January 1, 2011	742	$31.15
Forfeited	(84)	30.18
Vested	(176)	29.00
Granted	246	39.77

Non-vested at June 30, 2011	728	$34.71

Director Deferred Shares:
Non-vested at January 1, 2011	14	$33.28
Vested	(14)	33.28
Granted	31	33.98

Non-vested at June 30, 2011	31	$33.98

Vested at June 30, 2011	83	$33.87

Outstanding at June 30, 2011	114	$33.90

(1)	Non-vested performance shares are based on a maximum potential payout. Actual shares granted at the end of the performance period may be less than the maximum potential payout level depending on achievement of performance share objectives.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2011
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except per share amounts)
NOTE 5: INCOME TAXES
The effective tax rate on continuing operations for the three months ended June 30, 2011 was 23.3 percent compared to 30.0 percent for the same period of 2010. The 6.7 percentage point decrease is due mainly to various discrete items in the periods.
The effective tax rate on continuing operations for the six months ended June 30, 2011 was 32.7 percent compared to 29.2 percent for the same period of 2010. The 3.5 percentage point increase is due mainly to operating losses in certain Europe, Middle East and Africa (EMEA) jurisdictions for which no tax benefit is recognized, partially offset by various discrete items in the periods.
NOTE 6: INVESTMENTS
The Company’s investments, primarily in Brazil, consist of certificates of deposit and U.S. dollar indexed bond funds, which are classified as available-for-sale and stated at fair value based upon quoted market prices and net asset values, respectively. Unrealized gains and losses are recorded in OCI. Realized gains and losses are recognized in investment income and are determined using the specific identification method. Realized (losses) gains, net from the sale of securities were $(1,304) and $33 for the three months ended June 30, 2011 and 2010, respectively. Realized (losses) gains, net from the sale of securities were $(1,468) and $33 for the six months ended June 30, 2011 and 2010, respectively. Proceeds from the sale of available-for-sale securities were $26,761 and $9,718 during the six months ended June 30, 2011 and 2010, respectively.
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
The Company’s investments, excluding cash surrender value of insurance contracts of $66,528 and $67,975 as of June 30, 2011 and December 31, 2010, respectively, consist of the following:

		Unrealized
	Cost Basis	Gain (Loss)	Fair Value
As of June 30, 2011
Short-term investments:
Certificates of deposit	$229,532	$—	$229,532
U.S. dollar indexed bond funds	33,530	(1,833)	31,697

	$263,062	$(1,833)	$261,229

Long-term investments:
Assets held in a rabbi trust	$7,920	$480	$8,400

As of December 31, 2010
Short-term investments:
Certificates of deposit	$221,706	$—	$221,706
U.S. dollar indexed bond funds	52,714	(1,297)	51,417

	$274,420	$(1,297)	$273,123

Long-term investments:
Assets held in a rabbi trust	$8,068	$95	$8,163

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2011
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except per share amounts)
NOTE 7: ALLOWANCE FOR CREDIT LOSSES
Trade Receivables The Company evaluates the collectability of trade receivables based on (1) a percentage of sales related to historical loss experience and current trends and (2) periodic adjustments for known events such as specific customer circumstances and changes in the aging of accounts receivable balances. After all efforts at collection have been unsuccessful, the account is deemed uncollectible and is written off.
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
The following table summarizes the Company’s allowance for credit losses and recorded investment in financing receivables:

	Finance	Notes
	Leases	Receivable	Total
Allowance for credit losses
Balance January 1, 2011	$378	$470	$848
Provision for credit losses	9	1,652	1,661
Recoveries	94	5,454	5,548
Write-offs	(354)	(5,956)	(6,310)

Balance individually evaluated for impairment	$127	$1,620	$1,747
Balance collectively evaluated for impairment	—	—	—

Balance June 30, 2011	$127	$1,620	$1,747

Recorded investment in financing receivables
Balance individually evaluated for impairment	$117,205	$16,540	$133,745
Balance collectively evaluated for impairment	—	—	—

Balance June 30, 2011	$117,205	$16,540	$133,745

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
As of June 30, 2011 and December 31, 2010, the recorded investment in past-due finance lease receivables on nonaccrual status was $214 and $531, respectively. The recorded investment in finance lease receivables past due 90 days or more and still accruing interest was $659 and $560 as of June 30, 2011 and December 31, 2010, respectively. The recorded investment in impaired notes receivable and the related allowance was $1,620 and $1,620, respectively, as of June 30, 2011. The recorded investment in impaired notes receivable and the related allowance was $7,513 and $470, respectively, as of December 31, 2010. The net investment in impaired notes receivable is expected to be recovered from insurance claims. The following table summarizes the Company’s aging of past-due notes receivable balances as of June 30, 2011:

31-60 days past due	$—
61-90 days past due	—
> 90 days past due	1,357

Total past due	$1,357

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2011
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except per share amounts)
NOTE 8: INVENTORIES
Major classes of inventories are summarized as follows:

	June 30, 2011	December 31, 2010
Finished goods	$204,648	$184,944
Service parts	170,042	166,317
Raw materials and work in process	122,174	93,314

Total inventories	$496,864	$444,575

NOTE 9: OTHER ASSETS
Included in other assets are net capitalized software development costs of $54,493 and $55,575 as of June 30, 2011 and December 31, 2010, respectively. Amortization expense on capitalized software of $4,832 and $9,408 was included in product cost of sales for the three and six months ended June 30, 2011, respectively, and $3,849 and $7,930 for the three and six months ended June 30, 2010, respectively. Other long-term assets also consist of patents, trademarks and other intangible assets. Where applicable, other assets are stated at cost and, if applicable, are amortized ratably over the relevant contract period or the estimated life of the assets. Fees to renew or extend the term of the Company’s intangible assets are expensed when incurred. Impairment of long-lived assets is recognized when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the expected future undiscounted cash flows are less than the carrying amount of the asset group, an impairment loss may be recognized at that time to reduce the asset to the lower of its fair value or its net book value.
The Company recorded $2,962 and $4,096 of intangible asset impairment charges within Diebold North America (DNA) continuing operations in the second quarter of 2011 and 2010, respectively. The 2011 impairment related to a software intangible and the 2010 impairment related to customer contract intangible assets.
Investment in Affiliate Investment in the Company’s non-consolidated affiliate is accounted for under the equity method and consists of a 50 percent ownership in Shanghai Diebold King Safe Company, Ltd. The balance of this investment as of June 30, 2011 and December 31, 2010 was $12,977 and $12,118, respectively, and fluctuated based on equity earnings. Equity earnings from the non-consolidated affiliate are included in miscellaneous, net in the condensed consolidated statements of income and were $434 and $859 for the three and six months ended June 30, 2011, respectively, and $672 and $1,425 for the three and six months ended June 30, 2010, respectively.
NOTE 10: DEBT
Outstanding debt balances were as follows:

	June 30, 2011	December 31, 2010
Notes payable — current:
Uncommitted lines of credit	$43,784	$15,038
Other	116	—

	$43,900	$15,038

Long-term debt:
Credit facility	$330,000	$235,000
Senior notes	300,000	300,000
Industrial development revenue bonds	11,900	11,900
Other	2,761	3,468

	$644,661	$550,368

As of June 30, 2011, the Company had various international short-term uncommitted lines of credit with borrowing limits of $93,447. The weighted-average interest rate on outstanding borrowings on the short-term uncommitted lines of credit as of June 30, 2011 and December 31, 2010 was 2.74 and 3.01 percent, respectively. Short-term uncommitted lines mature in less than one year. The amount available under the short-term uncommitted lines at June 30, 2011 was $49,663.
In June 2011, the Company entered into a new five-year credit facility, which replaced its existing credit facility. The Company used borrowings of approximately $330,000 under the new credit facility to repay all amounts outstanding under (and terminated) the

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2011
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except per share amounts)
existing credit facility. As of June 30, 2011, the Company had borrowing limits under the new credit facility totaling $500,000. Under the terms of the credit facility agreement, the Company has the ability, subject to various approvals, to increase the borrowing limits by $250,000. Up to $50,000 of the revolving credit facility is available under a swing line subfacility. The weighted-average interest rate on outstanding credit facility borrowings as of June 30, 2011 and December 31, 2010 was 1.26 and 2.71 percent, respectively, which is variable based on the London Interbank Offered Rate (LIBOR). The amount available under the new credit facility as of June 30, 2011 was $170,000. The Company incurred $1,733 of fees to its creditors in conjunction with the new credit facility, which will be amortized as a component of interest expense over the term of the facility.
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
In 1997, industrial development revenue bonds were issued on behalf of the Company. The proceeds from the bond issuances were used to construct new manufacturing facilities in the United States. The Company guaranteed the payments of principal and interest on the bonds by obtaining letters of credit. The bonds were issued with a 20-year original term and are scheduled to mature in 2017. Each industrial development revenue bond carries a variable interest rate, which is reset weekly by the remarketing agents. The weighted-average interest rate on the bonds was 0.83 and 0.57 percent as of June 30, 2011 and December 31, 2010, respectively.
The Company’s debt agreements contain various restrictive financial covenants, including net debt to capitalization and net interest coverage ratios. As of June 30, 2011, the Company was in compliance with the financial covenants in its debt agreements.
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
The following table sets forth the net periodic benefit cost for the Company’s defined benefit pension plans and other benefits:

	Three Months Ended
	June 30,
	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Components of net periodic benefit cost
Service cost	$2,713	$2,499	$—	$—
Interest cost	7,872	7,681	232	248
Expected return on plan assets	(10,184)	(9,603)	—	—
Amortization of prior service cost	64	49	(129)	(129)
Recognized net actuarial loss	2,394	1,344	97	71

Net periodic pension benefit cost	$2,859	$1,970	$200	$190

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2011
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except per share amounts)

	Six Months Ended
	June 30,
	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Components of net periodic benefit cost
Service cost	$5,426	$4,998	$—	$—
Interest cost	15,744	15,362	465	496
Expected return on plan assets	(20,367)	(19,206)	—	—
Amortization of prior service cost	129	97	(258)	(258)
Recognized net actuarial loss	4,800	2,717	194	142

Net periodic pension benefit cost	$5,732	$3,968	$401	$380

Cash Flows
There have been no significant changes to the 2011 plan year contribution amounts previously disclosed. For the six months ended June 30, 2011 and 2010, contributions of $21,500 and $13,381, respectively, were made to the qualified and non-qualified pension plans.
NOTE 12: GUARANTEES AND PRODUCT WARRANTIES
In 1997, industrial development revenue bonds were issued on behalf of the Company. The Company guaranteed the payments of principal and interest on the bonds (refer to note 10) by obtaining letters of credit. The carrying value of the bonds was $11,900 as of June 30, 2011 and December 31, 2010.
The Company provides its global operations guarantees and standby letters of credit through various financial institutions to suppliers, customers, regulatory agencies and insurance providers. If the Company is not able to make payment or fulfill contractual obligations, the suppliers, customers, regulatory agencies and insurance providers may draw on the pertinent bank. At June 30, 2011, the maximum future payment obligations related to these various guarantees totaled $77,690, of which $22,735 represented standby letters of credit to insurance providers, and no associated liability was recorded. At December 31, 2010, the maximum future payment obligations relative to these various guarantees totaled $74,629, of which $23,202 represented standby letters of credit to insurance providers, and no associated liability was recorded.
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

	2011	2010
Balance at January 1	$78,313	$62,673
Current period accruals (a)	30,066	24,609
Current period settlements	(34,058)	(23,694)

Balance at June 30	$74,321	$63,588

(a)	includes the impact of foreign exchange rate fluctuations
NOTE 13: COMMITMENTS AND CONTINGENCIES
At June 30, 2011, the Company was a party to several lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate are considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the condensed consolidated financial statements would not be materially affected by the outcome of these legal proceedings, commitments or asserted claims. In addition to these routine legal proceedings, the Company was a party to 401(k) and securities class actions, labor and wage actions, and election systems actions which are described in note 15 of the consolidated financial statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2010. The Company’s global Foreign Corrupt Practices Act (FCPA) review remains on schedule with no material developments during the three months ended June 30, 2011:
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
In the fourth quarter of 2010, the Company identified certain transactions within its Asia Pacific operation over the past several years which may also potentially implicate the FCPA. The Company’s current assessment indicates that the transactions and payments in question to date do not materially impact or alter the Company’s consolidated financial statements in any year or in the aggregate. The Company’s internal review is ongoing, and accordingly, there can be no assurance that this review will not find evidence of additional transactions that potentially implicate the FCPA.
The Company has voluntarily self-reported its findings to the SEC and the DOJ and is cooperating with these agencies in their review. The Company was previously informed that the SEC’s inquiry has been converted to a formal, non-public investigation. The Company also received a subpoena for documents from the SEC and a voluntary request for documents from the DOJ in connection with the investigation. The Company expects to complete its internal review of these matters by the end of 2011. Once the Company completes its internal review, it will begin discussions with the SEC and the DOJ to resolve this matter. At this time, the Company cannot predict the results of the government investigations and therefore cannot estimate the potential loss or range of loss it may incur with respect to these investigations or their potential impact on the consolidated financial statements. Future resolution of these matters with the DOJ and SEC could result in a material impact to the Company’s consolidated financial statements.
NOTE 14: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company uses derivatives to mitigate the economic consequences associated with the fluctuations in currencies and interest rates.
FOREIGN EXCHANGE
Non-Designated Hedges A substantial portion of the Company’s operations and revenues are international. As a result, changes in foreign exchange rates can create substantial foreign exchange gains and losses from the revaluation of non-functional currency monetary assets and liabilities. The Company’s policy allows the use of foreign exchange forward contracts with maturities of up to 24 months to mitigate the impact of currency fluctuations on those foreign currency asset and liability balances. The Company elected not to apply hedge accounting to its foreign exchange forward contracts. Thus, spot-based gains/losses offset revaluation gains/losses within foreign exchange loss, net and forward-based gains/losses represent interest expense. The fair value of the Company’s non-designated foreign exchange forward contracts was $300 and ($3,135) as of June 30, 2011 and December 31, 2010, respectively.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2011
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except per share amounts)
The following table summarizes the (loss) gain recognized on non-designated foreign-exchange derivative instruments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Income Statement Location	2011	2010	2011	2010
Interest expense	$(2,028)	$(1,573)	$(3,876)	$(3,059)
Foreign exchange gain (loss), net	4,478	15,211	(1,738)	22,155

	$2,450	$13,638	$(5,614)	$19,096

INTEREST RATE
Cash Flow Hedges The Company has variable rate debt and is subject to fluctuations in interest related cash flows due to changes in market interest rates. The Company’s policy allows derivative instruments designated as cash flow hedges that fix a portion of future variable-rate interest expense. As of June 30, 2011, the Company has a pay-fixed receive-variable interest rate swap, with a total notional amount of $25,000, to hedge against changes in the LIBOR benchmark interest rate on a portion of the Company’s LIBOR-based borrowings. Changes in value that are deemed effective are accumulated in OCI and reclassified to interest expense when the hedged interest is accrued. To the extent that it becomes probable that the Company’s variable rate borrowings will not occur, the gains or losses on the related cash flow hedges will be reclassified from OCI to interest expense.
In December 2005 and January 2006, the Company executed cash flow hedges by entering into receive-variable and pay-fixed interest rate swaps, with a total notional amount of $200,000, related to the senior notes issuance in March 2006. Amounts previously recorded in OCI related to the pre-issuance cash flow hedges will continue to be reclassified on a straight-line basis through February 2016.
The fair value of the Company’s interest rate contracts was ($3,441) and ($3,371) as of June 30, 2011 and December 31, 2010, respectively.
The gain (loss) recognized on designated derivative instruments for the three and six months ended June 30, 2011 and 2010 was not material. Gains and losses related to interest rate contracts that are reclassified from accumulated OCI are recorded in interest expense on the statement of income. The Company anticipates reclassifying $781 from OCI to interest expense within the next 12 months.
NOTE 15: RESTRUCTURING AND OTHER CHARGES
The following table summarizes the impact of the Company’s restructuring charges (benefits) on the condensed consolidated statements of income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Cost of sales — products	$251	$696	$374	$482
Cost of sales — services	2,555	(524)	8,629	(210)
Selling and administrative expense	1,667	1,079	7,271	2,236
Research, development and engineering expense	12	(57)	12	(198)

Total	$4,485	$1,194	$16,286	$2,310

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2011
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except per share amounts)
The following table summarizes the Company’s restructuring charges (benefits) within continuing operations for its DNA and Diebold International (DI) reporting segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
DNA
Severance	$802	$518	$795	$1,883
Other	—	447	—	(117)
DI
Severance	2,844	194	14,449	378
Other (1)	839	35	1,042	166

Total	$4,485	$1,194	$16,286	$2,310

(1)	Net other restructuring charges in the DI segment include legal fees, accelerated depreciation, facility refurbishment and lease termination costs.
Restructuring charges of $3,452 and $15,032 for the three and six months ended June 30, 2011 related to the Company’s plan for the EMEA reorganization, which realigns resources and further leverages the existing shared services center. As of June 30, 2011, the Company anticipates additional restructuring costs in the range of $10,000 to $13,000 to be incurred into 2012 related to its EMEA restructuring plan. As management concludes on certain aspects of the EMEA restructuring plan, the anticipated future costs related to this plan are subject to change.
Restructuring charges related to reductions in the Company’s global workforce were $172 and $552 for the three months ended June 30, 2011 and 2010, respectively and $279 and $1,930 for the six months ended June 30, 2011 and 2010, respectively. These charges included realignment of the organization and resources to better support opportunities in emerging growth markets as well as consolidation of certain international facilities in efforts to optimize overall operational performance. This plan resulted in a workforce reduction which primarily affected Canton, Ohio area facilities. The Company does not expect any material remaining costs related to this workforce reduction.
Restructuring charges related to the Company’s strategic global manufacturing realignment plans were $230 and $648 for the three months ended June 30, 2011 and 2010, respectively and $344 and $356 for the six months ended June 30, 2011 and 2010, respectively.
The following table summarizes the Company’s cumulative total restructuring costs for the significant plans:

		Global	Global
	EMEA	Workforce	Manufacturing
	Reorganization	Reductions	Realignment
Costs incurred to date:
DNA	$—	$22,227	$11,579
DI	15,032	20,571	25,409

Total costs incurred to date	$15,032	$42,798	$36,988

The following table summarizes the Company’s restructuring accrual balances and related activity:

Balance as of January 1, 2011	$3,340
Liabilities incurred	16,286
Liabilities paid	(7,664)

Balance as of June 30, 2011	$11,962

Other Charges and Expense Reimbursements
Other charges and expense reimbursements consist of items that the Company determines are non-routine in nature. Net non-routine expense of $13,441 impacted the six months ended June 30, 2011 compared to net non-routine income of $3,073 in the same period of 2010. Net non-routine expenses for 2011 consisted primarily of legal and compliance costs related to the FCPA investigation and were recorded in selling and administrative expense. Net non-routine income for 2010 consisted

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2011
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except per share amounts)
primarily of reimbursements from the Company’s director and officer (D&O) insurance carriers and was recorded in selling and administrative expense, partially offset by costs related to the FCPA investigation.
NOTE 16: FAIR VALUE OF ASSETS AND LIABILITIES
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
Level 3 — Unobservable inputs for which there is little or no market data.
Assets and Liabilities Recorded at Fair Value
Assets and liabilities subject to fair value measurement are as follows:

	June 30, 2011				December 31, 2010
		Fair Value Measurements Using				Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments:
Certificates of deposit	$229,532	$229,532	$—	$—	$221,706	$221,706	$—	$—
U.S. dollar indexed bond funds	31,697	—	31,697	—	51,417	—	51,417	—
Assets held in a rabbi trust	8,400	8,400	—	—	8,163	8,163	—	—
Foreign exchange forward contracts	1,541	—	1,541	—	925	—	925	—
Contingent consideration on sale of business	—	—	—	—	2,030	—	—	2,030

Total	$271,170	$237,932	$33,238	$—	$284,241	$229,869	$52,342	$2,030

Liabilities
Deferred compensation	$8,400	$8,400	$—	$—	$8,163	$8,163	$—	$—
Foreign exchange forward contracts	1,241	—	1,241	—	4,060	—	4,060	—
Interest rate swaps	3,441	—	3,441	—	3,371	—	3,371	—

Total	$13,082	$8,400	$4,682	$—	$15,594	$8,163	$7,431	$—

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
FORM 10-Q as of June 30, 2011
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
Contingent Consideration on Sale of Business The Company’s sale of its U.S. elections systems business included contingent consideration related to 70 percent of cash collected on the accounts receivable balance of the sold business as of August 31, 2009. The fair value of the contingent consideration was determined based on collections on the accounts receivable as well as the probability of future anticipated collections (level 3 inputs) and was recorded at the net present value of the future anticipated cash flows. The following table summarized the changes in fair value of the Company’s level 3 assets:

Balance as of January 1	$2,030
Cash collections	(2,520)
Fair value adjustments	490

Balance as of June 30	$—

Assets and Liabilities Recorded at Carrying Value
The fair value of the Company’s cash and cash equivalents, trade receivables and accounts payable, approximates the carrying value due to the relative short maturity of these instruments. The fair value and carrying value of the Company’s debt instruments are summarized as follows:

	June 30, 2011		December 31, 2010
		Carrying		Carrying
	Fair Value	Value	Fair Value	Value
Notes payable — current	$43,900	$43,900	$15,038	$15,038
Long-term debt	660,512	644,661	565,499	550,368

Total debt instruments	$704,412	$688,561	$580,537	$565,406

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
NOTE 17: SEGMENT INFORMATION
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
FORM 10-Q as of June 30, 2011
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except per share amounts)
The following table presents information regarding the Company’s segment information:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
DNA
Customer revenues	$337,992	$322,635	$643,956	$618,835
Intersegment revenues	20,362	21,082	39,988	40,227
Operating profit	24,477	23,542	41,883	32,826
Capital expenditures	5,106	10,748	10,885	17,501
Depreciation	7,362	4,737	14,121	11,253
Property, plant and equipment, at cost	463,850	454,932	463,850	454,932
Total assets	1,028,612	997,007	1,028,612	997,007
DI
Customer revenues	324,390	342,545	632,583	665,344
Intersegment revenues	12,934	15,421	28,200	25,173
Operating profit (loss)	625	23,313	(7,912)	54,614
Capital expenditures	7,679	5,065	12,802	9,415
Depreciation	5,225	5,403	10,449	11,554
Property, plant and equipment, at cost	205,090	160,966	205,090	160,966
Total assets	1,567,986	1,444,910	1,567,986	1,444,910
TOTAL
Customer revenues	662,382	665,180	1,276,539	1,284,179
Intersegment revenues	33,296	36,503	68,188	65,400
Operating profit	25,102	46,855	33,971	87,440
Capital expenditures	12,785	15,813	23,687	26,916
Depreciation	12,587	10,140	24,570	22,807
Property, plant and equipment, at cost	668,940	615,898	668,940	615,898
Total assets	2,596,598	2,441,917	2,596,598	2,441,917
The following table presents information regarding the Company’s revenue by geographic region:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Diebold North America	$337,992	$322,635	$643,956	$618,835
Diebold International:
Latin America including Brazil	124,206	175,800	277,094	325,327
Asia Pacific	96,122	90,416	180,011	188,858
Europe, Middle East and Africa	104,062	76,329	175,478	151,159

Total Diebold International	324,390	342,545	632,583	665,344

Total customer revenues	$662,382	$665,180	$1,276,539	$1,284,179

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2011
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except per share amounts)
The following table presents information regarding the Company’s revenue by product and service solution:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Financial self-service:
Products	$225,078	$203,741	$423,718	$407,441
Services	285,337	265,449	549,793	533,257

Total financial self-service	510,415	469,190	973,511	940,698
Security:
Products	44,431	48,945	87,844	100,395
Services	103,602	100,832	203,520	194,273

Total security	148,033	149,777	291,364	294,668

Total financial self-service & security	658,448	618,967	1,264,875	1,235,366
Election and lottery systems	3,934	46,213	11,664	48,813

Total customer revenues	$662,382	$665,180	$1,276,539	$1,284,179

NOTE 18: DISCONTINUED OPERATIONS
Included in income (loss) from discontinued operations were accrual adjustment benefits and costs related to the Company’s U.S.-based elections systems business and the EMEA-based security business, which were both previously discontinued.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of June 30, 2011
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Management’s discussion and analysis should be read in conjunction with the condensed consolidated financial statements and accompanying notes that appear elsewhere in this quarterly report.
Introduction
The Company reported a solid second quarter of 2011 as growth continues to accelerate in North America, particularly in the U.S. regional bank space, driven by strong demand for advanced deposit automation and new technology needed to meet pending regulatory and industry compliance standards. The Company also drove operational progress in Europe, Middle East and Africa (EMEA) during the quarter.
During the second quarter of 2011, increased order activity in Diebold North America (DNA) continued to drive the business on a macro level. Much of the growth is occurring in the regional bank space, where financial self-service (FSS) orders grew about 180 percent compared to the second quarter of 2010. In DNA overall, orders grew 14 percent compared to the second quarter of 2010. In addition, Asia Pacific orders increased 18 percent, compared to the second quarter of 2010, led by strong performance in India and Southeast Asia. This was offset by decreases in orders within EMEA and Latin America of 3 percent and 30 percent respectively compared to the second quarter of 2010. The decrease in Latin America orders was primarily the result of a significant decrease in election orders and the timing of major bank FSS orders.
Income from continuing operations attributable to Diebold, Incorporated, net of tax, for the three months ended June 30, 2011 was $20,275 or $0.31 per share, a decrease of $10,139 and $0.15 per share, respectively, from the same period in 2010. Total revenue for the three months ended June 30, 2011 was $662,382, a decrease of 0.4 percent from the same period in 2010.
Income from continuing operations attributable to Diebold, Incorporated, net of tax, for the six months ended June 30, 2011 was $22,787 or $0.35 per share, a decrease of $32,521 and $0.49 per share, respectively, from the same period in 2010. Total revenue for the six months ended June 30, 2011 was $1,276,539, a decrease of 0.6 percent from the same period in 2010.
Vision and strategy
The Company’s vision is to be recognized as the essential partner in creating and implementing ideas that optimize convenience, efficiency and security. This vision is the guiding principle behind the Company’s transformation to becoming a more services-oriented company. Services comprise more than 50 percent of the Company’s revenue. The Company expects that this percentage will continue to grow over time as the Company continues to build on its strong base of maintenance and advanced services to deliver world-class integrated services.
In the second quarter of 2011, the Company signed new integrated services contracts valued at more than $75,000, significantly exceeding the prior-year period. By comparison, in all of 2010, the Company signed about $150,000 in integrated services contracts. During the quarter, the Company announced it is providing a variety of products and technological upgrades through integrated services to First National Bank of Pennsylvania. The bank chose Diebold to help expand its consumer banking options and enhance security by replacing 150 ATMs with Opteva and upgrading an additional 100 ATMs. The bank is adding deposit automation to nearly a third of its fleet. Another U.S. regional customer that signed an integrated services agreement during the quarter was Teachers Credit Union. The Company is helping the credit union implement new technologies and services, including ATM upgrades for deposit automation, monitoring and security to enhance the credit union’s operational efficiencies and improve convenience for its members.
Another area of focus within the FSS business is broadening the Company’s deposit automation solutions set, including check imaging, envelope-free currency acceptance, teller automation, and payment and document imaging solutions. The Company’s ImageWay® check-imaging solution fulfills an industry-wide demand for cutting-edge technologies that enhance efficiencies and greatly reduce operating costs for customers. For example, in North America, the Company is experiencing increasing demand from regional and community financial institutions for deposit automation terminals to maintain their competitive position and reduce their operating costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of June 30, 2011
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)
Within the security business, the Company’s solution set is comprehensive, including high-end enterprise security solutions. The Company’s goal is to better leverage its enterprise security expertise in the financial market. Historically, Diebold’s focus in this market was on the branch side with an emphasis on product sales. As new branch growth is expected to be stagnant the next several years, the Company is shifting its focus to enterprise solutions which are more oriented toward services. As security systems have become increasingly complex, financial institutions are showing more interest in outsourcing this area of its operations; particularly in the area of monitoring, services and software. In addition, the Company is pursuing other means to effectively grow its security business for the long term, including increased activity on the acquisition front. During the second quarter of 2011, while overall security revenue decreased slightly due to continued weakness in the branch business, enterprise security revenue grew more than 20 percent compared to the same period of 2010. The Company intends to continue to leverage its experience to capitalize on the opportunities in this space, particularly as it wins major projects such as the new World Trade Center Transportation Hub in New York City. The Company’s integrated system will include the installation of video surveillance, access control and alarm devices throughout the hub. In addition, the Company recently announced it is managing the integration of a complex security software system for the new World Trade Center site. Diebold’s integration efforts will connect an array of systems to the World Trade Center security command center via a single interface, giving operators unified control and views of the entire site.
Moving forward, the Company intends to create shareholder value by leveraging its growing advantage in services, continuing to restructure its operations in EMEA, taking advantage of key market opportunities around the world and leveraging opportunities in the security business. The focus for the remainder of 2011 is to continue striking an appropriate balance between reducing costs and investing in future growth. There are many opportunities that lie ahead, and the Company will continue to invest in developing new software solutions, services and security solutions, particularly in emerging markets to achieve the Company’s stated goal of 15 percent return of capital employed.
Cost savings initiatives, restructuring and other charges
Over the past several years, the Company’s SmartBusiness (SB) initiatives have led to rationalization of product development, streamlined procurement, realignment of the Company’s manufacturing footprint and improved logistics. Building on that success, the Company launched SB 300, which shifts the focus from cost of sales to operating expenses and is targeted to achieve an additional $100,000 in efficiencies during the next three years. The Company is well on target to reduce its cost structure by $30,000 in 2011.
During the six months ended June 30, 2011 and 2010, the Company incurred pre-tax net restructuring charges of $16,286 and $2,310, respectively. Restructuring charges in 2011 primarily related to the Company’s plan for the EMEA reorganization, which realigns resources and further leverages the existing shared services center. Restructuring charges in 2010 primarily related to reductions in the Company’s global workforce within the Canton, Ohio area facilities.
Other charges and expense reimbursements consist of items that the Company determines are non-routine in nature. Net non-routine expense of $13,441 impacted the six months ended June 30, 2011 compared to net non-routine income of $3,073 in the same period of 2010. Net non-routine expenses for 2011 consisted primarily of legal and compliance costs related to the Foreign Corrupt Practices Act (FCPA) investigation and were recorded in selling and administrative expense. Net non-routine income for 2010 consisted primarily of reimbursements from the Company’s director and officer (D&O) insurance carriers and was recorded in selling and administrative expense, partially offset by costs related to the FCPA investigation.
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
AND RESULTS OF OPERATIONS as of June 30, 2011
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

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2011		2010		2011		2010
		% of		% of		% of		% of
	Dollars	Net sales	Dollars	Net sales	Dollars	Net sales	Dollars	Net sales
Net sales	$662,382	100.0	$665,180	100.0	$1,276,539	100.0	$1,284,179	100.0
Gross profit	169,490	25.6	178,144	26.8	318,894	25.0	336,154	26.2
Operating expenses	144,388	21.8	131,289	19.7	284,923	22.3	248,714	19.4
Operating profit	25,102	3.8	46,855	7.0	33,971	2.7	87,440	6.8
Income from continuing operations	21,602	3.3	31,073	4.7	25,748	2.0	56,265	4.4
Income (loss) from discontinued operations, net of tax	529		(683)		518		(1,653)
Net income attributable to noncontrolling interests	1,327		659		2,961		957
Net income attributable to Diebold, Incorporated	20,804		29,731		23,305		53,655
Second Quarter 2011 Comparisons to Second Quarter 2010
Net Sales
The following table represents information regarding our net sales for the three months ended June 30:

	2011	2010	$ Change	% Change
Net sales	$662,382	$665,180	$(2,798)	(0.4)
FSS sales in the second quarter of 2011 increased by $41,225 or 8.8 percent compared to the same period of 2010. The increase in FSS sales included a net favorable currency impact of $25,027, of which approximately 45 percent related to the Brazilian real. DNA increased $15,992 or 8.4 percent due to strong growth within the U.S. regional business. Diebold International (DI) sales increased by $25,233 or 9.0 percent related to the following: Asia Pacific increased $9,074 or 11.2 percent, EMEA increased $27,797 or 36.5 percent, and Latin America, including Brazil, decreased $11,638 or 9.5 percent. The increase in Asia Pacific resulted from improvement in several countries most notably India and Indonesia. The increase in EMEA was influenced by higher volumes in Africa and Western Europe as well as new market growth in the Middle East. The decrease in Latin America, including Brazil, was driven mainly from lower volumes in Brazil, partially offset with an improvement in Latin America.
Security solutions sales in the second quarter of 2011 decreased by $1,744 or 1.2 percent compared to the same period of 2010. DNA remained relatively flat compared to the same period in the prior year, while DI decreased by $1,109 or 6.6 percent. DI decrease was due to a decrease in Asia Pacific, partially offset with higher sales in Latin America.
The Brazilian-based lottery and election systems sales decreased $42,279 or 91.5 percent in the second quarter of 2011 compared to the same period of 2010. This decrease was driven by a $46,201 reduction in election sales, partially offset with a $3,922 increase in lottery sales compared to the second quarter 2010. Election sales decreased due to the cyclical purchasing decisions within the country. There were no lottery sales in the second quarter of 2010.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of June 30, 2011
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)
Gross Profit
The following table represents information regarding our gross profit for the three months ended June 30:

			$ Change/
	2011	2010	% Point Change	% Change
Gross profit — products	$68,662	$77,142	$(8,480)	(11.0)
Gross profit — services	100,828	101,002	(174)	(0.2)

Total gross profit	$169,490	$178,144	$(8,654)	(4.9)

Gross margin — products	25.1%	25.8%	(0.7)
Gross margin — services	25.9%	27.6%	(1.7)

Total gross margin	25.6%	26.8%	(1.2)

The decrease in product gross margin was due to higher volume in EMEA that included unfavorable customer mix. This decline was partially offset by favorable revenue mix in DNA resulting from a larger concentration of sales in the U.S. regional bank space and U.S. manufacturing favorability. Additionally, product gross margin in the three months ended June 30, 2011 and 2010 included restructuring charges of $251 and $696, respectively.
The decrease in service gross margin resulted mainly from lower margins in DNA and EMEA, partially offset with productivity improvements in Brazil. The decline in DNA was driven primarily from higher fuel costs in the service operations. In EMEA, the margin decline was due to higher restructuring charges in 2011 related to the reorganization. Service gross margin for the three months ended June 30, 2011 included $2,555 of restructuring charges compared to restructuring benefit of $524 in the same period of 2010.
Operating Expenses
The following table represents information regarding our operating expenses for the three months ended June 30:

	2011	2010	$ Change	% Change
Selling and administrative expense	$122,051	$110,791	$11,260	10.2
Research, development and engineering expense	19,375	16,402	2,973	18.1
Impairment of intangible assets	2,962	4,096	(1,134)	(27.7)

Total operating expenses	$144,388	$131,289	$13,099	10.0

Selling and administrative expense increased in the second quarter of 2011, compared to the same period of 2010, largely due to higher non-routine and restructuring expenses, $4,424 of unfavorable currency impact and increased benefit costs. Selling and administrative expense in the second quarter of 2011 included $4,709 of non-routine expense, which included $4,159 in legal, consultative, audit and severance costs related to the previously disclosed FCPA investigation. The second quarter 2010 included $1,007 of non-routine expense also related to the FCPA investigation. In addition, selling and administrative expense included $1,667 and $1,079 of restructuring charges in the second quarter of 2011 and 2010, respectively. The second quarter 2011 restructuring charges were primarily associated with the EMEA reorganization.
Research, development and engineering expense as a percent of net sales in the second quarter of 2011 and 2010 was 2.9 percent and 2.5 percent, respectively. The increase as a percent of net sales was due to higher project volume.
The impairment charges in the second quarter of 2011 and 2010 resulted from non-cash intangible asset impairments related primarily to prior acquisitions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of June 30, 2011
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)
Operating Profit
The following table represents information regarding our operating profit for the three months ended June 30:

			$ Change/
	2011	2010	% Point Change	% Change
Operating profit	$25,102	$46,855	$(21,753)	(46.4)
Operating profit margin	3.8%	7.0%	(3.2)
The decrease in operating profit in the second quarter of 2011 compared to the same period of 2010 resulted from higher operating expenses influenced by higher restructuring charges, higher non-routine expenses, unfavorable currency impacts and increased benefit costs. Operating profit also decreased due to lower product and service gross margins.
Other Income (Expense)
The following table represents information regarding our other income (expense) for the three months ended June 30:

	2011	2010	$ Change	% Change
Investment income	$9,669	$6,017	$3,652	60.7
Interest expense	(9,515)	(9,301)	(214)	2.3
Foreign exchange gain (loss), net	1,492	(553)	2,045	N/M
Miscellaneous, net	1,434	1,393	41	2.9

Other income (expense)	$3,080	$(2,444)	$5,524	N/M

Investment income in the second quarter of 2011 was favorable compared to the same period of 2010 driven primarily by Brazil with a combination of increased investment and favorable currency impact. The improvement in foreign exchange was mainly related to the impact of currencies in India and China.
Income from Continuing Operations
The following table represents information regarding our income from continuing operations for the three months ended June 30:

			$ Change/
	2011	2010	% Point Change	% Change
Income from continuing operations	$21,602	$31,073	$(9,471)	(30.5)
Percent of net sales	3.3%	4.7%	(1.4)
Effective tax rate	23.3%	30.0%	(6.7)
The decrease in net income from continuing operations in the second quarter of 2011 compared to the same period of 2010 resulted from a reduction in gross profit paired with higher operating expenses. These decreases to net income from continuing operations were partially offset with favorable other income (expense) and lower taxes on income compared to the same period of the prior year. The 6.7 percentage point decrease in the effective tax rate was due mainly to various discrete items in the periods.
Income (Loss) from Discontinued Operations
The following table represents information regarding our income (loss) from discontinued operations for the three months ended June 30:

	2011	2010	$ Change	% Change
Income (loss) from discontinued operations, net of tax	$529	$(683)	$1,212	N/M
Second quarter 2011 and 2010 income (loss) from discontinued operations, net of tax, included accrual adjustment benefits and costs related to the U.S. elections systems business and the EMEA—based security business, which were both previously discontinued.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of June 30, 2011
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)
Net Income attributable to Diebold, Incorporated
The following table represents information regarding our net income for the three months ended June 30:

	2011	2010	$ Change	% Change
Net income attributable to Diebold, Incorporated	$20,804	$29,731	$(8,927)	(30.0)
Based on the results from continuing and discontinued operations discussed above, the Company reported net income attributable to Diebold, Incorporated of $20,804 and $29,731 for the three months ended June 30, 2011 and 2010, respectively.
Segment Analysis and Operating Profit Summary
The following table represents information regarding our revenue by reporting segment for the three months ended June 30:

	2011	2010	$ Change	% Change
DNA	$337,992	$322,635	$15,357	4.8
DI	324,390	342,545	(18,155)	(5.3)

Total net sales	$662,382	$665,180	$(2,798)	(0.4)

The increase in DNA net sales was due to higher FSS product volume in the U.S. regional business. In addition, there was a FSS revenue improvement driven mainly from higher billed work and managed and professional services, partially offset with lower service contract revenue. These improvements were partially offset by a decline in the U.S. regional security business.
The decrease in DI net sales included a net favorable currency impact of $31,499, of which approximately 55 percent related to Brazil. The decrease in DI was primarily a result of lower election and FSS sales within Brazil, which was partially offset with increased FSS product volume in EMEA.
The following table represents information regarding our operating profit by reporting segment for the three months ended June 30:

	2011	2010	$ Change	% Change
DNA	$24,477	$23,542	$935	4.0
DI	625	23,313	(22,688)	(97.3)

Total operating profit	$25,102	$46,855	$(21,753)	(46.4)

DNA operating profit for the second quarter 2011 increased by $935 or 4.0 percent compared to the second quarter 2010. Operating profit was favorable due to higher volume within the U.S. regional business and U. S. manufacturing favorability, partially offset by higher costs in the service business and higher operating expenses.
DI operating profit for the second quarter 2011 decreased by $22,688 or 97.3 percent compared to the second quarter 2010. The decrease was driven primarily from the reduction in Brazil election systems as well as higher operating expense within DI. The operating expenses increased as a result of higher restructuring charges, the net impact of non-routine expenses, increased research and development spending and unfavorable currency impact.
Refer to note 17 to the condensed consolidated financial statements for further details of segment revenue and operating profit.
Six Months Ended June 30, 2011 Comparisons to Six Months Ended June 30, 2010
Net Sales
The following table represents information regarding our net sales for the six months ended June 30:

	2011	2010	$ Change	% Change
Net sales	$1,276,539	$1,284,179	$(7,640)	(0.6)
FSS sales in the first six months of 2011 increased by $32,813 or 3.5 percent compared to the same period of 2010. The increase in FSS sales included a net favorable currency impact of $38,800, of which approximately 50 percent related to the Brazilian real. DNA increased $24,713 or 7.0 percent due to strong growth within the U.S. regional business. DI sales increased by $8,100 or 1.4 percent related to the following: Asia Pacific decreased $2,509 or 1.4 percent, EMEA increased $24,543 or 16.3 percent, and Latin America,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of June 30, 2011
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)
including Brazil, decreased by $13,934 or 5.3 percent. The increase in EMEA was a result of new market growth in the Middle East as well as higher volumes in Africa and Western Europe. The decrease in Latin America, including Brazil, was primarily a result of lower volumes in Brazil, partially offset with an increase in Latin America.
Security solutions sales in the first six months of 2011 decreased by $3,304 or 1.1 percent compared to the same period of 2010. The variance was driven by a decrease of $3,712 or 11.9 percent within DI, resulting primarily from a decrease in Asia Pacific partially offset by higher sales in Latin America.
The Brazilian-based lottery and election systems sales decreased $37,149 or 76.1 percent in the first six months of 2011 compared to the same period of 2010. This decrease was driven by a $46,206 reduction in election sales, partially offset with a $9,057 increase in lottery sales in the first six months of 2011 compared to the first six months of 2010. Election sales were down due to the cyclical purchasing decisions within the country. The improvement in lottery was related to higher sales volume in the first six months of 2011.
Gross Profit
The following table represents information regarding our gross profit for the six months ended June 30:

			$ Change/
	2011	2009	% Point Change	% Change
Gross profit — products	$129,582	$142,610	$(13,028)	(9.1)
Gross profit — services	189,312	193,544	(4,232)	(2.2)

Total gross profit	$318,894	$336,154	$(17,260)	(5.1)

Gross margin — products	24.8%	25.6%	(0.8)
Gross margin — services	25.1%	26.6%	(1.5)

Total gross margin	25.0%	26.2%	(1.2)

The decrease in product gross margin was driven by DI, partially offset with favorable revenue mix in DNA resulting from a larger concentration of sales in the U.S. regional bank space and U.S. manufacturing favorability. The reduction in DI was primarily a result of higher volume in EMEA that included unfavorable customer mix as well as lower margins in most other geographies. Additionally, product gross margin in the six months ended June 30, 2011 and 2010 included restructuring charges of $374 and $482, respectively.
The decrease in service gross margin resulted from lower margins in DNA as well as lower margins in EMEA, due primarily from higher restructuring charges in 2011 related to the EMEA reorganization. The decline in DNA was driven primarily from higher fuel costs in the service operations. Service gross margin for the six months ended June 30, 2011 included $8,629 of restructuring charges compared to restructuring benefit of $210 in the same period of 2010.
Operating Expenses
The following table represents information regarding our operating expenses for the six months ended June 30:

	2011	2010	$ Change	% Change
Selling and administrative expense	$243,162	$209,768	$33,394	15.9
Research, development, and engineering expense	38,799	34,850	3,949	11.3
Impairment of intangible assets	2,962	4,096	(1,134)	(27.7)

Total operating expenses	$284,923	$248,714	$36,209	14.6

Selling and administrative expense increased in the first six months of 2011 compared to the same period of 2010 due to higher non-routine and restructuring expenses, increased benefit costs, $6,067 of unfavorable currency impact and lower non-routine income. Selling and administrative expense in the first six months of 2011 included $10,480 of non-routine expense, which included $9,930 in legal, consultative, audit and severance costs related to the FCPA investigation. The first six months of 2010 included $1,075 of non-routine expense also related to the FCPA investigation. Non-routine income of $4,148 in the first six months of 2010 consisted primarily of reimbursements from the Company’s D&O insurance carriers. In addition, selling and administrative expense included $7,271 and $2,236 of restructuring charges in the first six months of 2011 and 2010, respectively. The 2011 restructuring charges related primarily to the EMEA reorganization.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of June 30, 2011
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)
Research, development and engineering expense as a percent of net sales in the first six months of 2011 and 2010 was 3.0 percent and 2.7 percent, respectively. The increase as a percent of net sales was due to higher project volume.
The impairment charges in the first six months of 2011 and 2010 resulted from non-cash intangible asset impairments related primarily to prior acquisitions.
Operating Profit
The following table represents information regarding our operating profit for the six months ended June 30:

			$ Change/
	2011	2010	% Point Change	% Change
Operating profit	$33,971	$87,440	$(53,469)	(61.1)
Operating profit margin	2.7%	6.8%	(4.1)
The decrease in operating profit in the first six months of 2011 compared to the same period of 2010 resulted from higher operating expenses due to higher restructuring charges, higher non-routine expenses, increased benefit costs, unfavorable currency impacts, and lower non-routine income. Operating profit also decreased due to lower product and service gross margins.
Other Income (Expense)
The following table represents information regarding our other income (expense) for the six months ended June 30:

	2011	2010	$ Change	% Change
Investment income	$20,567	$13,489	$7,078	52.5
Interest expense	(18,188)	(18,356)	168	(0.9)
Foreign exchange gain (loss), net	446	(5,194)	5,640	N/M
Miscellaneous, net	1,457	2,101	(644)	(30.7)

Other income (expense)	$4,282	$(7,960)	$12,242	N/M

Investment income in the first six months of 2011 was favorable compared to the same period of 2010, driven primarily by Brazil, with a combination of increased investment and favorable currency impact. The improvement in foreign exchange was mainly related to the impact of 2010 currency policies instituted in Venezuela.
Income from Continuing Operations
The following table represents information regarding our income from continuing operations for the six months ended June 30:

			$ Change/
	2011	2010	% Point Change	% Change
Income from continuing operations	$25,748	$56,265	$(30,517)	(54.2)
Percent of net sales	2.0	4.4	(2.4)
Effective tax rate	32.7%	29.2%	3.5
The decrease in net income from continuing operations in the first six months of 2011 compared to the same period of 2010 resulted from lower gross profit, higher operating expenses and higher taxes on income. These decreases to net income from continuing operations were partially offset by favorable other income (expense). The 3.5 percentage point increase in the effective tax rate is due mainly to operating losses in certain EMEA jurisdictions for which no tax benefit is recognized, partially offset by various discrete items in the periods.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of June 30, 2011
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)
Income (Loss) from Discontinued Operations
The following table represents information regarding our income (loss) from discontinued operations for the six months ended June 30:

	2011	2010	$ Change	% Change
Income (loss) from discontinued operations, net of tax	$518	$(1,653)	$2,171	N/M
The first six months of 2011 and 2010 income (loss) from discontinued operations, net of tax, included accrual adjustment benefits and costs related to the U.S. elections systems business and the EMEA—based security business, which were both previously discontinued.
Net Income attributable to Diebold, Incorporated
The following table represents information regarding our net income for the six months ended June 30:

	2011	2010	$ Change	% Change
Net income attributable to Diebold, Incorporated	$23,305	$53,655	$(30,350)	(56.6)
Based on the results from continuing and discontinued operations discussed above, the Company reported net income attributable to Diebold, Incorporated of $23,305 and $53,655 for the six months ended June 30, 2011 and 2010, respectively.
Segment Analysis and Operating Profit Summary
The following table represents information regarding our revenue by reporting segment for the six months ended June 30:

	2011	2010	$ Change	% Change
DNA	$643,956	$618,835	$25,121	4.1
DI	632,583	665,344	(32,761)	(4.9)

Total net sales	$1,276,539	$1,284,179	$(7,640)	(0.6)

The increase in DNA net sales was due primarily to the increase in FSS revenue driven from higher product volume in the U.S. regional business as well as higher FSS service revenue. The improvement was partially offset with a reduction in the security business due to lower product volumes.
The decrease in DI net sales was due primarily to lower election systems and FSS product volumes in Brazil, partially offset by net favorable currency impact of $45,513, of which approximately 56 percent related to Brazil.
The following table represents information regarding our operating profit (loss) by reporting segment for the six months ended June 30:

	2011	2010	$ Change	% Change
DNA	$41,883	$32,826	$9,057	27.6
DI	(7,912)	54,614	(62,526)	(114.5)

Total operating profit	$33,971	$87,440	$(53,469)	(61.1)

DNA operating profit for the first six months of 2011 increased by $9,057 or 27.6 percent compared to the first six months of 2010. The increase was driven primarily by higher FSS product volume in the U.S. regional business as well as U.S. manufacturing favorability. These increases were partially offset with higher restructuring and non-routine expenses, lower non-routine income and lower service gross profit.
DI operating profit for the first six months of 2011 decreased by $62,526 or 114.5 percent compared to the first six months of 2010. The decrease was driven from lower election systems volume in Brazil as well as lower product margins throughout DI. In addition, higher restructuring and non-routine expenses as well as increased operating expenses negatively impacted operating profit.
Refer to note 17 to the condensed consolidated financial statements for further details of segment revenue and operating profit.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of June 30, 2011
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)
LIQUIDITY AND CAPITAL RESOURCES
Capital resources are obtained from income retained in the business, borrowings under the Company’s senior notes, committed and uncommitted credit facilities, long-term industrial revenue bonds, and operating and capital leasing arrangements. Management expects that the Company’s capital resources will be sufficient to finance planned working capital needs, research and development activities, investments in facilities or equipment, pension contributions, dividends and any purchase of the Company’s common shares for at least the next 12 months. A vast majority of the Company’s of cash and cash equivalents and short-term investments reside in international tax jurisdictions. Repatriation of these funds could be negatively impacted by potential foreign and domestic taxes. Part of the Company’s growth strategy is to pursue strategic acquisitions. The Company has made acquisitions in the past and intends to make acquisitions in the future. The Company intends to finance any future acquisitions with either cash and short-term investments, cash provided from operations, borrowings under available credit facilities, proceeds from debt or equity offerings and/or the issuance of common shares.
The following table summarizes the results of our condensed consolidated statement of cash flows for the six months ended June 30:

	2011	2010
Net cash flow (used in) provided by:
Operating activities	$(99,974)	$(17,472)
Investing activities	12,791	(16,924)
Financing activities	31,064	(49,348)
Effect of exchange rate changes on cash and cash equivalents	6,201	(13,063)

Net decrease in cash and cash equivalents	$(49,918)	$(96,807)

Net cash used in operating activities was $99,974 for the six months ended June 30, 2011, an increase of $82,502 from $17,472 for the same period in 2010. Cash flows from operating activities are generated primarily from operating income and managing the components of working capital. Cash flows from operating activities during the six months ended June 30, 2011 compared to the same period of 2010 were negatively affected by a $28,346 decrease in net income and changes in accounts payable and certain other assets and liabilities, including $84,906 of unfavorable changes in refundable income taxes and an increase of $8,119 in contributions to the qualified and non-qualified pension plans. These changes were partially offset by favorable changes in trade receivables and deferred revenue.
Net cash provided by investing activities was $12,791 for the six months ended June 30, 2011, a change of $29,715 from cash used in investing activities of $16,924 for the same period in 2010. The change was primarily due to $12,976 in collections on purchased finance receivables, $10,029 increase in net investment proceeds and a $3,229 decrease in capital expenditures.
Net cash provided by financing activities was $31,064 for the six months ended June 30, 2011, a change of $80,412 from cash used in financing activities of $49,348 for the same period of 2010. The change was primarily due to an $116,225 increase in net borrowings and a $3,245 increase in issuance of common shares related to stock compensation activity. This was partially offset by an increase of $36,463 in cash used to repurchase common shares.
The effect of exchange rate changes on cash and cash equivalents for the six months included June 30, 2010 included $7,000 of devaluation related to Venezuela.
Under the Company’s share repurchase program, 2,382,890 common shares remained available as of June 30, 2011 for additional share repurchases.
As of June 30, 2011, the Company had various international short-term uncommitted lines of credit with borrowing limits of $93,447. The amount available under the short-term uncommitted lines at June 30, 2011 was $49,663.
In June 2011, the Company entered into a new five-year credit facility, which replaced its existing credit facility. The Company used borrowings of approximately $330,000 under the new credit facility to repay all amounts outstanding under (and terminated) the existing credit facility. As of June 30, 2011, the Company had borrowing limits under the new credit facility totaling $500,000. Under the terms of the credit facility agreement, the Company has the ability, subject to various approvals, to increase the borrowing limits by $250,000. Up to $50,000 of the revolving credit facility is available under a swing line subfacility. The weighted-average interest rate on outstanding credit facility borrowings as of June 30, 2011 and December 31, 2010 was 1.26 and 2.71 percent, respectively, which is variable based on the London Interbank Offered Rate (LIBOR). The amount available under the new credit

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of June 30, 2011
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)
facility as of June 30, 2011 was $170,000. The Company incurred $1,733 of fees to its creditors in conjunction with the new credit facility, which will be amortized as a component of interest expense over the term of the facility.
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
The Company’s financing agreements contain various restrictive financial covenants, including net debt to capitalization and net interest coverage ratios. As of June 30, 2011, the Company was in compliance with the financial covenants in its debt agreements.
Dividends The Company paid dividends of $37,090 and $36,076 in the six months ended June 30, 2011 and 2010, respectively. Quarterly dividends were $0.28 and $0.27 per share for the first six months of 2011 and 2010, respectively.
Contractual Obligations In the first six months of 2011, the Company entered into direct purchasing agreements for materials through a contract manufacturing agreement for a total negotiated price of $6,881. The following table summarizes the Company’s approximate commitment to make future payments related to these agreements.

	Total	2011	2012
Direct purchasing agreements	$4,927	$4,450	$477
Except for the direct purchasing agreement noted above, all contractual cash obligations with initial and remaining terms in excess of one year and contingent liabilities remained generally unchanged at June 30, 2011 compared to December 31, 2010.
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
Management believes there have been no significant changes during the six months ended June 30, 2011 to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of June 30, 2011
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
Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Some of the risks, uncertainties and other factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements include, but are not limited to:
•	competitive pressures, including pricing pressures and technological developments;
•	changes in the Company’s relationships with customers, suppliers, distributors and/or partners in its business ventures;
•	changes in political, economic or other factors such as currency exchange rates, inflation rates, recessionary or expansive trends, taxes and regulations and laws affecting the worldwide business in each of the Company’s operations, including Brazil, where a significant portion of the Company’s revenue is derived;
•	the amount of cash and non-cash charges in connection with the restructuring of the Company’s EMEA operations;
•	the continuing effects of the economic downturn and the disruptions in the financial markets, including the bankruptcies, restructurings or consolidations of financial institutions, which could reduce our customer base and/or adversely affect our customers’ ability to make capital expenditures, as well as adversely impact the availability and cost of credit;
•	acceptance of the Company’s product and technology introductions in the marketplace;
•	the Company’s ability to maintain effective internal controls;
•	changes in the Company’s intention to repatriate cash and cash equivalents and short-term investments residing in international tax jurisdictions could negatively impact foreign and domestic taxes;
•	unanticipated litigation, claims or assessments, as well as the impact of any current or pending lawsuits;
•	variations in consumer demand for financial self-service technologies, products and services;
•	potential security violations to the Company’s information technology systems;
•	the investment performance of the Company’s pension plan assets, which could require the Company to increase its pension contributions, and significant changes in health care costs, including those that may result from government action such as the recently enacted U.S. health care legislation;
•	the amount and timing of repurchases of the Company’s common shares, if any;
•	the outcome of the Company’s global FCPA review and any actions taken by government agencies in connection with the Company’s self disclosure, including the pending SEC investigation; and

•	the Company’s ability to achieve benefits from its cost-reduction initiatives and other strategic changes.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2011
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
In connection with the preparation of this quarterly report, management, under the supervision and with the participation of the CEO and CFO, conducted an evaluation of disclosure controls and procedures. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011.
No change was made to the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS
(dollars in thousands)
At June 30, 2011, the Company was a party to several lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the Company’s consolidated financial statements would not be materially affected by the outcome of those legal proceedings, commitments, or asserted claims.
In addition to the routine legal proceedings noted above the Company was a party to the lawsuits described below at June 30, 2011:
Securities Class Actions
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

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2011
Management is unable to determine the financial statement impact, if any, of the putative federal securities class action and the shareholder derivative lawsuit.
Labor and Wage Actions
On August 28, 2009, a purported class action lawsuit was filed in the United States District Court for the Southern District of California alleging that a class of all California technicians employed by the Company who were scheduled to be on standby were: (a) not paid for all hours that they worked; (b) not paid overtime compensation at the correct rate of pay; (c) not properly paid for missed meal and rest breaks; and (d) not given correct paycheck stubs (Francisco v. Diebold, Incorporated, Case No. CV 1889 WQH WMC). The complaint seeks additional overtime and other compensation under the California Labor Code, various civil penalties and attorneys’ fees and expenses, and a request for an injunction for future compliance with the California Labor Code provisions that were alleged to have been violated. A mediation was held in the first quarter of 2011, which resulted in a tentative settlement (subject to agreement on final settlement terms and court approval) which was not material to the consolidated financial statements. In May 2011, the court approved the settlement agreement.
On May 7, 2010, a purported collective action under the Fair Labor Standards Act was filed in the United States District Court for the Northern District of Florida alleging that field service employees of the Company nationwide were not paid for the time spent logging into the Company’s computer network in the morning, for travel to their first jobs and for meal periods that were supposedly automatically deducted from the employees’ pay but, allegedly, not taken (Nichols v. Diebold, Incorporated, Case No. 3:10cv150/RV/MD). The lawsuit seeks unpaid overtime, liquidated damages equal to the amount of unpaid overtime and attorneys’ fees. In December 2010, the plaintiff voluntarily dismissed the lawsuit, which resulted in a tentative settlement in the amount of $9,500 subject to agreement on final settlement terms and court approval. This tentative settlement was recorded in selling and administrative expense in the fourth quarter of 2010. In July 2011, the parties agreed upon the final terms of the settlement, which remains subject to court approval.
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
In March 2010, the Company and Cuyahoga County agreed to settle their claims for $7,500, which was paid out of the Company’s insurance policies, and the court has dismissed that portion of the lawsuit
Since then, the Company has also reached settlement agreements with the Secretary and all of the Ohio counties using the former subsidiaries’ voting equipment, except Butler County. The settlements are for immaterial amounts, which were paid out of the Company’s insurance policies, and free or discounted products and services, to be provided by the Company’s former subsidiaries or third parties. On November 1, 2010, all of the claims in the lawsuit, except those of Butler County, were dismissed. For procedural purposes, simultaneously with the dismissal entry on November 1, 2010, the Company and its former subsidiaries filed a claim against Butler County seeking a declaration that it is not entitled to relief on its claims. Settlement discussions with Butler County are ongoing.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2011
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
In the fourth quarter of 2010, the Company identified certain transactions within its Asia Pacific operation over the past several years which may also potentially implicate the FCPA. The Company’s current assessment indicates that the transactions and payments in question to date do not materially impact or alter the Company’s consolidated financial statements in any year or in the aggregate. The Company’s internal review is ongoing, and accordingly, there can be no assurance that this review will not find evidence of additional transactions that potentially implicate the FCPA.
The Company has voluntarily self-reported its findings to the SEC and the DOJ and is cooperating with these agencies in their review. The Company was previously informed that the SEC’s inquiry has been converted to a formal, non-public investigation. The Company also received a subpoena for documents from the SEC and a voluntary request for documents from the DOJ in connection with the investigation. The Company expects to complete its internal review of these matters by the end of 2011. Once the Company completes its internal review, it will begin discussions with the SEC and the DOJ to resolve this matter. At this time, the Company cannot predict the results of the government investigations and therefore cannot estimate the potential loss or range of loss it may incur with respect to these investigations or their potential impact on the consolidated financial statements. Future resolution of these matters with the DOJ and SEC could result in a material impact to the Company’s consolidated financial statements.
ITEM 1A: RISK FACTORS
Refer to the Company’s annual report on Form 10-K for the year ended December 31, 2010.
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Information concerning the Company’s share repurchases made during the second quarter of 2011:

				Maximum
			Total Number of	Number of Shares
	Total Number		Shares Purchased as	that May Yet Be
	of Shares	Average Price	Part of Publicly	Purchased Under
Period	Purchased (1)	Paid Per Share	Announced Plans (2)	the Plans (2)
April	348,467	$35.27	339,910	3,137,090
May	356,568	32.78	356,500	2,780,590
June	397,829	30.57	397,700	2,382,890

Total	1,102,864	32.77	1,094,110

(1)	Includes 8,557, 68 and 129 shares in April, May and June, respectively, surrendered or deemed surrendered to the Company in connection with the Company’s share-based compensation plans.

(2)	The Company purchased 1,094,110 common shares in the second quarter of 2011 pursuant to its share repurchase plan. The total number of shares repurchased as part of the publicly announced share repurchase plan since its inception was 11,494,059 as of June 30, 2011. The plan was approved by the Board of Directors in April 1997 and authorized the repurchase of up to 2.0 million shares. The plan was amended in June 2004 to authorize the repurchase of an additional 2.0 million shares, and was further amended in August and December 2005 to authorize the repurchase of an additional 6.0 million shares. In February 2007, the Board of Directors approved an increase in the Company’s share repurchase program by authorizing the repurchase of up to an additional 2.0 million of the Company’s outstanding common shares. In February 2011, the Board of Directors approved an increase in the Company’s share repurchase program by authorizing the repurchase of up to an additional 1.9 million of the Company’s outstanding common shares. The Company may purchase shares from time to time in open market purchases or privately negotiated transactions. The Company may make all or part of the purchases pursuant to accelerated share repurchases or Rule 10b5-1 plans. The plan has no expiration date.
ITEM 3: DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4: [REMOVED AND RESERVED]
ITEM 5: OTHER INFORMATION
None.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2011
ITEM 6: EXHIBITS

3.1(i)	Amended and Restated Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.1(i) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 (Commission File No. 1-4879)

3.1(ii)	Amended and Restated Code of Regulations — incorporated by reference to Exhibit 3.1(ii) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (Commission File No. 1-4879)

3.2	Certificate of Amendment by Shareholders to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.2 to Registrant’s Form 10-Q for the quarter ended March 31, 1996 (Commission File No. 1-4879)

3.3	Certificate of Amendment to Amended Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.3 to Registrant’s Form 10-K for the year ended December 31, 1998 (Commission File No. 1-4879)

10.1	Credit Agreement, dated as of June 30, 2011, by and among Diebold, Incorporated, the Subsidiary Borrowers (as defined therein) party thereto, JPMorgan Chase Bank, N.A., as administrative agent and a lender, and the other lender party thereto — incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on July 6, 2011 (Commission File No. 1-4879)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2011
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIEBOLD, INCORPORATED (Registrant)
Date: August 8, 2011	By:	/s/ Thomas W. Swidarski
Thomas W. Swidarski
President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2011	By:	/s/ Bradley C. Richardson
Bradley C. Richardson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2011
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