Form 10-Q
period 2011-09-30
DIEBOLD INC
filed 2011-11-01
CIK 28823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock outstanding as of October 21, 2011 was 62,639,253.

DIEBOLD, INCORPORATED AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

DIEBOLD, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$256,814	$328,658
Short-term investments	215,396	273,123
Trade receivables, less allowances for doubtful accounts of $23,434 and $24,868, respectively	429,434	404,501
Inventories	512,357	444,575
Deferred income taxes	98,985	106,160
Prepaid expenses	26,087	32,111
Other current assets	159,624	124,908

Total current assets	1,698,697	1,714,036

Securities and other investments	72,640	76,138
Property, plant and equipment, at cost	654,064	646,235
Less accumulated depreciation and amortization	459,405	442,773

Property, plant and equipment, net	194,659	203,462
Deferred income taxes	53,201	49,961
Goodwill	254,614	269,398
Other assets	191,208	206,795

Total assets	$2,465,019	$2,519,790

LIABILITIES AND EQUITY
Current liabilities
Notes payable	$37,266	$15,038
Accounts payable	214,272	214,288
Deferred revenue	206,125	205,173
Payroll and other benefits liabilities	70,020	78,515
Other current liabilities	258,478	296,751

Total current liabilities	786,161	809,765

Long-term debt	666,293	550,368
Pensions and other benefits	78,823	100,152
Postretirement and other benefits	23,507	23,096
Deferred income taxes	28,364	31,126
Other long-term liabilities	23,488	15,469

Commitments and contingencies	—	—

Equity
Diebold, Incorporated shareholders' equity
Preferred shares, no par value, 1,000,000 authorized shares, none issued	—	—
Common shares, $1.25 par value, 125,000,000 authorized shares, 76,832,962 and 76,365,124 issued shares, 62,750,193 and 65,717,103 outstanding shares, respectively	96,041	95,456
Additional capital	323,938	308,699
Retained earnings	929,210	919,296
Treasury shares, at cost (14,082,769 and 10,648,021 shares, respectively)	(540,774)	(435,922)
Accumulated other comprehensive income	22,303	73,626

Total Diebold, Incorporated shareholders' equity	830,718	961,155
Noncontrolling interests	27,665	28,659

Total equity	858,383	989,814

Total liabilities and equity	$2,465,019	$2,519,790

See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales
Products	$320,336	$371,596	$843,550	$928,225
Services	388,986	377,024	1,142,311	1,104,574

	709,322	748,620	1,985,861	2,032,799

Cost of sales
Products	237,378	279,742	631,010	693,761
Services	277,558	274,984	841,571	808,990

	514,936	554,726	1,472,581	1,502,751

Gross profit	194,386	193,894	513,280	530,048
Selling and administrative expense	121,508	119,425	364,670	329,193
Research, development and engineering expense	18,466	19,090	57,265	53,940
Impairment of assets	—	3,000	2,962	7,096

	139,974	141,515	424,897	390,229

Operating profit	54,412	52,379	88,383	139,819
Other income (expense)
Investment income	8,538	10,487	29,105	23,976
Interest expense	(8,110)	(9,631)	(26,298)	(27,987)
Foreign exchange (loss) gain, net	(349)	5,428	97	234
Miscellaneous, net	(447)	1,915	1,010	4,016

Income from continuing operations before taxes	54,044	60,578	92,297	140,058
Taxes on income	11,262	15,144	23,767	38,359

Income from continuing operations	42,782	45,434	68,530	101,699
Income from discontinued operations, net of tax	—	2,043	518	390

Net income	42,782	47,477	69,048	102,089
Net income attributable to noncontrolling interests	1,027	1,372	3,988	2,329

Net income attributable to Diebold, Incorporated	$41,755	$46,105	$65,060	$99,760

Basic weighted-average shares outstanding	63,626	65,705	64,797	65,982
Diluted weighted-average shares outstanding	64,186	66,421	65,304	66,569
Basic earnings per share
Net income from continuing operations	$0.66	$0.67	$0.99	$1.50
Income from discontinued operations	—	0.03	0.01	0.01

Net income attributable to Diebold, Incorporated	$0.66	$0.70	$1.00	$1.51

Diluted earnings per share
Net income from continuing operations	$0.65	$0.66	$0.99	$1.49
Income from discontinued operations	—	0.03	0.01	0.01

Net income attributable to Diebold, Incorporated	$0.65	$0.69	$1.00	$1.50

Amounts attributable to Diebold, Incorporated
Income from continuing operations, net of tax	$41,755	$44,062	$64,542	$99,370
Income from discontinued operations, net of tax	—	2,043	518	390

Net income attributable to Diebold, Incorporated	$41,755	$46,105	$65,060	$99,760

See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flow from operating activities:
Net income	$69,048	$102,089
Adjustments to reconcile net income to cash flow from operating activities:
Depreciation and amortization	58,638	59,242
Share-based compensation	10,506	9,424
Excess tax benefits from share-based compensation	(1,390)	(295)
Devaluation of Venezuelan balance sheet	—	5,148
Impairment of intangible assets	2,962	7,096
Gain on sale of assets, net	(540)	(511)
Equity in earnings of an investee	(1,448)	(2,106)
Cash flow from changes in certain assets and liabilities:
Trade receivables	(36,418)	(99,647)
Inventories	(84,179)	(37,213)
Prepaid expenses	5,170	7,845
Refundable income taxes	(7,365)	74,468
Other current assets	(40,309)	(26,363)
Accounts payable	3,271	28,977
Deferred revenue	2,751	(28,777)
Certain other assets and liabilities	(35,361)	(48,304)

Net cash (used in) provided by operating activities	(54,664)	51,073

Cash flow from investing activities:
Proceeds from sale of discontinued operations	2,520	1,815
Proceeds from maturities of investments	206,283	254,570
Proceeds from sale of investments	43,182	35,624
Payments for purchases of investments	(209,663)	(303,745)
Proceeds from sale of assets	746	749
Capital expenditures	(38,456)	(37,991)
Purchase of finance receivables, net of cash collections	17,826	(18,939)
Increase in certain other assets	(18,092)	(17,614)

Net cash provided by (used in) investing activities	4,346	(85,531)

Cash flow from financing activities:
Dividends paid	(55,146)	(53,989)
Debt issuance costs	(1,864)	—
Debt borrowings	477,331	371,390
Debt repayments	(338,583)	(345,003)
Distribution of affiliates earnings to noncontrolling interest holders	(5,868)	(1,226)
Excess tax benefits from share-based compensation	1,390	295
Issuance of common shares	4,017	1,750
Repurchase of common shares	(104,852)	(24,786)

Net cash used in financing activities	(23,575)	(51,569)

Effect of exchange rate changes on cash and cash equivalents	2,049	(2,576)

Decrease in cash and cash equivalents	(71,844)	(88,603)
Cash and cash equivalents at the beginning of the period	328,658	328,426

Cash and cash equivalents at the end of the period	$256,814	$239,823

Significant noncash investing and financing activities:
Finance receivables acquired	$—	$33,843
Liabilities assumed related to acquisition of finance receivables	$—	$20,861

See accompanying notes to condensed consolidated financial statements

DIEBOLD, INCORPORATED AND SUBSIDIARIES

FORM 10-Q as of September 30, 2011

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

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s annual report on Form 10-K for the year ended December 31, 2010. In addition, some of the Company’s statements in this quarterly report on Form 10-Q may involve risks and uncertainties that could significantly impact expected future results. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of results to be expected for the full year.

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

RECENTLY ISSUED ACCOUNTING GUIDANCE

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-08 (ASU 2011-08), Testing Goodwill for Impairment, to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company expects to early adopt ASU 2011-08 in the fourth quarter of 2011 and does not anticipate the adoption to have a material impact on its financial statements.

In June 2011, the FASB issued ASU 2011-05 (ASU 2011-05), Presentation of Comprehensive Income, that eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, adjustments must be displayed for items that are reclassified from OCI to net income, in both net income and OCI. The standard does not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. Additionally, the standard does not affect the calculation or reporting of earnings per share. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and is to be applied retrospectively, with early adoption permitted. The adoption of this update will not have a material impact on the financial statements of the Company. The Company is in the process of determining its method of presentation.

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

FORM 10-Q as of September 30, 2011

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollars in thousands, except per share amounts)

NOTE 2: EARNINGS PER SHARE

Basic earnings per share is based on the weighted-average number of common shares outstanding. Diluted earnings per share is based on the weighted-average number of common shares outstanding and all potential dilutive common shares. Under the two-class method of computing earnings per share, non-vested share-based payment awards that contain rights to receive non-forfeitable dividends are considered participating securities. The Company’s participating securities include restricted stock units (RSUs), deferred shares and shares that were vested, but deferred by the employee. The Company calculated basic and diluted earnings per share under both the treasury stock method and the two-class method. For the three and nine months ended September 30, 2011 and 2010, there was no impact in the per share amounts calculated under the two methods; therefore, the treasury stock method is disclosed.

The following represents amounts used in computing earnings per share and the effect on the weighted-average number of shares of dilutive common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Income used in basic and diluted earnings per share:
Income from continuing operations, net of tax	$41,755	$44,062	$64,542	$99,370
Income from discontinued operations, net of tax	—	2,043	518	390

Net income attributable to Diebold, Incorporated	$41,755	$46,105	$65,060	$99,760

Denominator (in thousands):
Weighted-average number of common shares used in basic earnings per share	63,626	65,705	64,797	65,982
Effect of dilutive shares	560	716	507	587

Weighted-average number of shares used in diluted earnings per share	64,186	66,421	65,304	66,569

Basic earnings per share:
Net income from continuing operations	$0.66	$0.67	$0.99	$1.50
Income from discontinued operations	—	0.03	0.01	0.01

Net income attributable to Diebold, Incorporated	$0.66	$0.70	$1.00	$1.51

Diluted earnings per share:
Net income from continuing operations	$0.65	$0.66	$0.99	$1.49
Income from discontinued operations	—	0.03	0.01	0.01

Net income attributable to Diebold, Incorporated	$0.65	$0.69	$1.00	$1.50

Anti-dilutive shares (in thousands):
Anti-dilutive shares not used in calculating diluted weighted-average shares	2,280	2,160	2,278	2,047

DIEBOLD, INCORPORATED AND SUBSIDIARIES

FORM 10-Q as of September 30, 2011

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollars in thousands, except per share amounts)

NOTE 3: EQUITY

The following tables present changes in shareholders’ equity attributable to Diebold, Incorporated and the noncontrolling interests:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Diebold, Incorporated shareholders’ equity
Balance at beginning of the period	$951,308	$1,020,237	$961,155	$1,046,379

Net income attributable to Diebold, Incorporated	41,755	46,105	65,060	99,760
Other comprehensive (loss) income:
Foreign currency hedges and translation	(105,938)	57,591	(57,447)	21,146
Interest rate hedges	(663)	(227)	(1,052)	(1,047)
Pensions and other postretirement benefits	1,610	1,501	3,871	4,199
Unrealized gain (loss), net on available for sale securities	3,841	(1,262)	3,305	(607)

Comprehensive (loss) income attributable to Diebold, Incorporated	(59,395)	103,708	13,737	123,451

Common shares	5	57	585	268
Additional capital	4,117	3,981	15,239	15,089
Treasury shares	(47,261)	(3,658)	(104,852)	(24,786)
Dividends declared	(18,056)	(17,913)	(55,146)	(53,989)

Balance at end of the period	$830,718	$1,106,412	$830,718	$1,106,412

Noncontrolling interests
Balance at beginning of the period	$31,178	$26,581	$28,659	$25,647

Net income attributable to noncontrolling interests	1,027	1,372	3,988	2,329
Other comprehensive income:
Foreign currency translation	283	373	886	359

Comprehensive income attributable to noncontrolling interests	1,310	1,745	4,874	2,688
Distributions to noncontrolling interest holders	(4,823)	(1,217)	(5,868)	(1,226)

Balance at end of the period	$27,665	$27,109	$27,665	$27,109

NOTE 4: SHARE-BASED COMPENSATION

The Company’s share-based compensation payments to employees are recognized in the statement of income based on their grant-date fair values during the period in which the employee is required to provide services in exchange for the award. Share-based compensation is recognized as a component of selling and administrative expense. Total share-based compensation expense for the three and nine months ended September 30, 2011 was $3,889 and $10,506, respectively. Total share-based compensation expense for the three and nine months ended September 30, 2010 was $3,155 and $9,520, respectively.

DIEBOLD, INCORPORATED AND SUBSIDIARIES

FORM 10-Q as of September 30, 2011

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollars in thousands, except per share amounts)

Options outstanding and exercisable as of September 30, 2011 under the Company’s 1991 Equity and Performance Incentive Plan (as Amended and Restated as of April 13, 2009) and changes during the nine months ended September 30, 2011, were as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(in thousands)	(per share)	(in years)
Outstanding at January 1, 2011	3,152	$36.67
Expired or forfeited	(226)	35.56
Exercised	(148)	27.06
Granted	436	33.15

Outstanding at September 30, 2011	3,214	$36.68	5	$1,430

Options exercisable at September 30, 2011	2,163	$39.90	3	$815

Options vested and expected to vest (2) at September 30, 2011	3,189	$36.74	5	$1,416

(1)	The aggregate intrinsic value (the difference between the closing price of the Company’s common shares on the last trading day of the third quarter of 2011 and the exercise price, multiplied by the number of “in-the-money” options) that would have been received by the option holders had all option holders exercised their options on September 30, 2011. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common shares.
(2)	The options expected to vest are the result of applying the pre-vesting forfeiture rate assumption to total outstanding non-vested options.

The following tables summarize information on non-vested RSUs, performance shares and deferred shares for the nine months ended September 30, 2011:

	Number of Shares	Weighted-Average Grant-Date Fair Value
	(in thousands)
RSUs:
Non-vested at January 1, 2011	594	$29.06
Forfeited	(39)	44.11
Vested	(113)	28.11
Granted	281	32.89

Non-vested at September 30, 2011	723	$30.65

Performance Shares (1):
Non-vested at January 1, 2011	742	$31.15
Forfeited	(84)	30.18
Vested	(176)	29.00
Granted	246	39.77

Non-vested at September 30, 2011	728	$34.71

Director Deferred Shares:
Non-vested at January 1, 2011	14	$33.28
Vested	(14)	33.28
Granted	31	33.98

Non-vested at September 30, 2011	31	$33.98

Vested at September 30, 2011	83	$33.87

Outstanding at September 30, 2011	114	$33.90

(1)	Non-vested performance shares are based on a maximum potential payout. Actual shares granted at the end of the performance period may be less than the maximum potential payout level depending on achievement of performance share objectives.

DIEBOLD, INCORPORATED AND SUBSIDIARIES

FORM 10-Q as of September 30, 2011

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollars in thousands, except per share amounts)

NOTE 5: INCOME TAXES

The effective tax rate on continuing operations for the three months ended September 30, 2011 was 20.8 percent compared to 25.0 percent for the same period of 2010. The 4.2 percentage point decrease was mainly due to various discrete items in the periods, including adjustments from an IRS exam effectively settled in September 2011.

The effective tax rate on continuing operations for the nine months ended September 30, 2011 was 25.8 percent compared to 27.4 percent for the same period of 2010. The 1.6 percentage point decrease was mainly due to various discrete items in the periods, partially offset by operating losses in certain Europe, Middle East and Africa (EMEA) jurisdictions for which no tax benefit was recognized.

At December 31, 2010, the Company had a valuation allowance of $105,175. The Company continues to evaluate positive and negative evidence in order to ascertain the realizability of deferred tax assets.

NOTE 6: INVESTMENTS

The Company’s investments, primarily in Brazil, consist of certificates of deposit and U.S. dollar indexed bond funds, which are classified as available-for-sale and stated at fair value based upon quoted market prices and net asset values, respectively. Unrealized gains and losses are recorded in OCI. Realized gains and losses are recognized in investment income and are determined using the specific identification method. Realized (losses) gains, net from the sale of securities were $(872) and $0 for the three months ended September 30, 2011 and 2010, respectively. Realized (losses) gains, net from the sale of securities were $(2,340) and $33 for the nine months ended September 30, 2011 and 2010, respectively. Proceeds from the sale of available-for-sale securities were $43,182 and $35,624 during the nine months ended September 30, 2011 and 2010, respectively.

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

The Company’s investments, excluding cash surrender value of insurance contracts of $65,840 and $67,975 as of September 30, 2011 and December 31, 2010, respectively, consist of the following:

	Cost Basis	Unrealized Gain (Loss)	Fair Value
As of September 30, 2011
Short-term investments:
Certificates of deposit	$199,908	$—	$199,908
U.S. dollar indexed bond funds	13,480	2,008	15,488

	$213,388	$2,008	$215,396

Long-term investments:
Assets held in a rabbi trust	$7,582	$(782)	$6,800

As of December 31, 2010
Short-term investments:
Certificates of deposit	$221,706	$—	$221,706
U.S. dollar indexed bond funds	52,714	(1,297)	51,417

	$274,420	$(1,297)	$273,123

Long-term investments:
Assets held in a rabbi trust	$8,068	$95	$8,163

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

DIEBOLD, INCORPORATED AND SUBSIDIARIES

FORM 10-Q as of September 30, 2011

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollars in thousands, except per share amounts)

Financing Receivables The Company evaluates the collectability of notes and finance lease receivables (collectively, financing receivables) on a customer-by-customer basis and evaluates specific customer circumstances, aging of invoices, credit risk changes and payment patterns and historical loss experience. When the collectability is determined to be at risk based on the above criteria, the Company records the allowance for credit losses which represents the Company’s current exposure less estimated reimbursement from insurance claims. After all efforts at collection have been unsuccessful, the account is deemed uncollectible and is written off.

The following table summarizes the Company’s allowance for credit losses and recorded investment in financing receivables:

	Finance Leases	Notes Receivable	Total
Allowance for credit losses
Balance January 1, 2011	$378	$470	$848
Provision for credit losses	47	1,872	1,919
Recoveries	111	5,454	5,565
Write-offs	(365)	(5,956)	(6,321)

Balance individually evaluated for impairment	$171	$1,840	$2,011
Balance collectively evaluated for impairment	—	—	—

Balance September 30, 2011	$171	$1,840	$2,011

Recorded investment in financing receivables
Balance individually evaluated for impairment	$105,468	$12,768	$118,236
Balance collectively evaluated for impairment	—	—	—

Balance September 30, 2011	$105,468	$12,768	$118,236

The Company records interest income and any fees or costs related to financing receivables using the effective interest method over the term of the lease or loan. The Company reviews the aging of its financing receivables to determine past due and delinquent accounts. Credit quality is reviewed at inception and is re-evaluated as needed based on customer specific circumstances. Receivable balances greater than 60 days past due are reviewed and may be placed on nonaccrual status based on customer-specific circumstances. Upon receipt of payment on nonaccrual financing receivables, interest income is recognized and accrual of interest is resumed once the account has been made current or the specific circumstances have been resolved.

As of September 30, 2011 and December 31, 2010, the recorded investment in past-due finance lease receivables on nonaccrual status was $971 and $531, respectively. The recorded investment in finance lease receivables past due 90 days or more and still accruing interest was $1,491 and $560 as of September 30, 2011 and December 31, 2010, respectively. The recorded investment in impaired notes receivable was $1,840 and was fully reserved as of September 30, 2011. The recorded investment in impaired notes receivable and the related allowance was $7,513 and $470, respectively, as of December 31, 2010. The net investment in impaired notes receivable is expected to be recovered from insurance claims. The following table summarizes the Company’s aging of past-due notes receivable balances as of September 30, 2011:

30-59 days past due	$—
60-89 days past due	—
> 89 days past due	1,426

Total past due	$1,426

NOTE 8: INVENTORIES

Major classes of inventories are summarized as follows:

	September 30, 2011	December 31, 2010
Finished goods	$224,419	$184,944
Service parts	158,532	166,317
Raw materials and work in process	129,406	93,314

Total inventories	$512,357	$444,575

DIEBOLD, INCORPORATED AND SUBSIDIARIES

FORM 10-Q as of September 30, 2011

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollars in thousands, except per share amounts)

NOTE 9: OTHER ASSETS

Included in other assets are net capitalized software development costs of $53,949 and $55,575 as of September 30, 2011 and December 31, 2010, respectively. Amortization expense on capitalized software of $4,663 and $4,562 was included in product cost of sales for the three months ended September 30, 2011 and 2010, respectively, and $14,071 and $12,536 for the nine months ended September 30, 2011 and 2010, respectively. Other long-term assets also consist of patents, trademarks and other intangible assets. Where applicable, other assets are stated at cost and, if applicable, are amortized ratably over the relevant contract period or the estimated life of the assets. Fees to renew or extend the term of the Company’s intangible assets are expensed when incurred. Impairment of long-lived assets is recognized when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the expected future undiscounted cash flows are less than the carrying amount of the asset group, an impairment loss may be recognized at that time to reduce the asset to the lower of its fair value or its net book value.

The Company recorded $2,962 and $7,096 of asset impairment charges within Diebold North America (DNA) continuing operations during the nine months ended September 30, 2011 and 2010, respectively. The 2011 impairment related to a software intangible and the 2010 impairment related to customer contract intangible assets and an other than temporary impairment related to a cost method investment.

Investment in Affiliate Investment in the Company’s non-consolidated affiliate is accounted for under the equity method and consists of a 50 percent ownership in Shanghai Diebold King Safe Company, Ltd. The balance of this investment as of September 30, 2011 and December 31, 2010 was $13,566 and $12,118, respectively, and fluctuated based on equity earnings and dividends. Equity earnings from the non-consolidated affiliate are included in miscellaneous, net in the condensed consolidated statements of income and were $589 and $680 for the three months ended September 30, 2011 and 2010, respectively, and $1,448 and $2,106 for the nine months ended September 30, 2011 and 2010, respectively. The non-consolidated affiliate declared dividends of $2,172 for both the three and nine months ended September 31, 2010.

NOTE 10: DEBT

Outstanding debt balances were as follows:

	September 30, 2011	December 31, 2010
Notes payable – current:
Uncommitted lines of credit	$37,111	$15,038
Other	155	—

	$37,266	$15,038

Long-term debt:
Credit facility	$352,000	$235,000
Senior notes	300,000	300,000
Industrial development revenue bonds	11,900	11,900
Other	2,393	3,468

	$666,293	$550,368

As of September 30, 2011, the Company had various international short-term uncommitted lines of credit with borrowing limits of $100,372. The weighted-average interest rate on outstanding borrowings on the short-term uncommitted lines of credit as of September 30, 2011 and December 31, 2010 was 2.70 and 3.01 percent, respectively. Short-term uncommitted lines mature in less than one year. The amount available under the short-term uncommitted lines at September 30, 2011 was $63,261.

In June 2011, the Company entered into a new five-year credit facility, which replaced its previous credit facility. The Company used borrowings of approximately $330,000 under the new credit facility to repay all amounts outstanding under (and terminated) the previous credit facility. As of September 30, 2011, the Company had borrowing limits under the new credit facility totaling $500,000. Under the terms of the credit facility agreement, the Company has the ability, subject to various approvals, to increase the borrowing limits by $250,000. Up to $50,000 of the revolving credit facility is available under a swing line subfacility. The weighted-average interest rate on outstanding credit facility borrowings as of September 30, 2011 and December 31, 2010 was 1.32 and 2.71 percent, respectively, which is variable based on the London Interbank Offered Rate (LIBOR). The amount available under the new credit facility as of September 30, 2011 was $148,000. The Company incurred $1,864 of fees to its creditors in conjunction with the new credit facility, which will be amortized as a component of interest expense over the term of the facility.

DIEBOLD, INCORPORATED AND SUBSIDIARIES

FORM 10-Q as of September 30, 2011

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

In 1997, industrial development revenue bonds were issued on behalf of the Company. The proceeds from the bond issuances were used to construct new manufacturing facilities in the United States. The Company guaranteed the payments of principal and interest on the bonds by obtaining letters of credit. The bonds were issued with a 20-year original term and are scheduled to mature in 2017. Each industrial development revenue bond carries a variable interest rate, which is reset weekly by the remarketing agents. The weighted-average interest rate on the bonds was 0.66 and 0.57 percent as of September 30, 2011 and December 31, 2010, respectively.

The Company’s debt agreements contain various restrictive financial covenants, including net debt to capitalization and net interest coverage ratios. As of September 30, 2011, the Company was in compliance with the financial covenants in its debt agreements.

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

The following table sets forth the net periodic benefit cost for the Company’s defined benefit pension plans and other benefits:

	Three Months Ended September 30,
	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Components of net periodic benefit cost
Service cost	$2,713	$2,500	$—	$—
Interest cost	7,873	7,680	233	249
Expected return on plan assets	(10,183)	(9,604)	—	—
Amortization of prior service cost	65	48	(130)	(130)
Recognized net actuarial loss	2,349	1,512	98	71

Net periodic pension benefit cost	$2,817	$2,136	$201	$190

	Nine Months Ended September 30,
	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Components of net periodic benefit cost
Service cost	$8,139	$7,498	$—	$—
Interest cost	23,617	23,042	698	745
Expected return on plan assets	(30,550)	(28,810)	—	—
Amortization of prior service cost	194	145	(388)	(388)
Recognized net actuarial loss	7,149	4,229	292	213

Net periodic pension benefit cost	$8,549	$6,104	$602	$570

DIEBOLD, INCORPORATED AND SUBSIDIARIES

FORM 10-Q as of September 30, 2011

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollars in thousands, except per share amounts)

Cash Flows

There have been no significant changes to the 2011 plan year contribution amounts previously disclosed. For the nine months ended September 30, 2011 and 2010, contributions of $22,503 and $14,673, respectively, were made to the qualified and non-qualified pension plans.

NOTE 12: GUARANTEES AND PRODUCT WARRANTIES

In 1997, industrial development revenue bonds were issued on behalf of the Company. The Company guaranteed the payments of principal and interest on the bonds (refer to note 10) by obtaining letters of credit. The carrying value of the bonds was $11,900 as of September 30, 2011 and December 31, 2010.

The Company provides its global operations guarantees and standby letters of credit through various financial institutions to suppliers, customers, regulatory agencies and insurance providers. If the Company is not able to make payment or fulfill contractual obligations, the suppliers, customers, regulatory agencies and insurance providers may draw on the pertinent bank. At September 30, 2011, the maximum future payment obligations related to these various guarantees totaled $72,956, of which $22,735 represented standby letters of credit to insurance providers, and no associated liability was recorded. At December 31, 2010, the maximum future payment obligations relative to these various guarantees totaled $74,629, of which $23,202 represented standby letters of credit to insurance providers, and no associated liability was recorded.

The Company provides its customers a manufacturer’s warranty and records, at the time of the sale, a corresponding estimated liability for potential warranty costs. Estimated future obligations due to warranty claims are based upon historical factors such as labor rates, average repair time, travel time, number of service calls per machine and cost of replacement parts.

Changes in the Company’s warranty liability balance are illustrated in the following table:

	2011	2010
Balance at January 1	$78,313	$62,673
Current period accruals (a)	34,894	50,409
Current period settlements	(50,375)	(41,343)

Balance at September 30	$62,832	$71,739

(a)	includes the impact of foreign exchange rate fluctuations

NOTE 13: COMMITMENTS AND CONTINGENCIES

At September 30, 2011, the Company was a party to several lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate are considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the condensed consolidated financial statements would not be materially affected by the outcome of these legal proceedings, commitments or asserted claims. In addition to these routine legal proceedings, the Company was a party to 401(k) and securities class actions, labor and wage actions, and election systems actions, which are described in note 15 of the consolidated financial statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

The Company’s global Foreign Corrupt Practices Act (FCPA) review remains on schedule with no material developments during the three months ended September 30, 2011:

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

DIEBOLD, INCORPORATED AND SUBSIDIARIES

FORM 10-Q as of September 30, 2011

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

NOTE 14: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company uses derivatives to mitigate the economic consequences associated with fluctuations in currencies and interest rates.

FOREIGN EXCHANGE

Net Investment Hedges The Company has international subsidiaries with net balance sheet positions that generate cumulative translation adjustments within OCI. During 2011, the Company used derivatives to manage potential changes in value of its net investments in Brazil. The Company uses the forward-to-forward method for its quarterly retrospective and prospective assessments of hedge effectiveness. No ineffectiveness results if the notional amount of the derivative matches the portion of the net investment designated as being hedged because the Company uses derivative instruments with underlying exchange rates consistent with its functional currency and the functional currency of the hedged net investment. Changes in value that are deemed effective are accumulated in OCI where they will remain until they are reclassified to income together with the gain or loss on the entire investment upon substantial liquidation of the subsidiary. The fair value of the Company’s net investment hedge contracts was $1,780 as of September 30, 2011.

The gain recognized in OCI on net investment hedge derivative instruments was $1,780 in both the three and nine months ended September 30, 2011.

Non-Designated Hedges A substantial portion of the Company’s operations and revenues are international. As a result, changes in foreign exchange rates can create substantial foreign exchange gains and losses from the revaluation of non-functional currency monetary assets and liabilities. The Company’s policy allows the use of foreign exchange forward contracts with maturities of up to 24 months to mitigate the impact of currency fluctuations on those foreign currency asset and liability balances. The Company elected not to apply hedge accounting to its foreign exchange forward contracts. Thus, spot-based gains/losses offset revaluation gains/losses within foreign exchange loss, net and forward-based gains/losses represent interest expense. The fair value of the Company’s non-designated foreign exchange forward contracts was $3,552 and $(3,135) as of September 30, 2011 and December 31, 2010, respectively.

The following table summarizes the (loss) gain recognized on non-designated foreign-exchange derivative instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
Income Statement Location	2011	2010	2011	2010
Interest expense	$(1,920)	$(1,805)	$(5,796)	$(4,864)
Foreign exchange (loss) gain, net	12,139	(12,285)	10,401	9,870

	$10,219	$(14,090)	$4,605	$5,006

INTEREST RATE

Cash Flow Hedges The Company has variable rate debt and is subject to fluctuations in interest related cash flows due to changes in market interest rates. The Company’s policy allows derivative instruments designated as cash flow hedges that fix a portion of future variable-rate interest expense. As of September 30, 2011, the Company has a pay-fixed receive-variable interest rate swap, with a total notional amount of $25,000, to hedge against changes in the LIBOR benchmark interest rate on a portion of the Company’s LIBOR-based borrowings. Changes in value that are deemed effective are accumulated in OCI and reclassified to interest expense when the hedged interest is accrued. To the extent that it becomes probable that the Company’s variable rate borrowings will not occur, the gains or losses on the related cash flow hedges will be reclassified from OCI to interest expense.

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

FORM 10-Q as of September 30, 2011

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollars in thousands, except per share amounts)

The fair value of the Company’s interest rate contracts was $(4,012) and $(3,371) as of September 30, 2011 and December 31, 2010, respectively.

The gain (loss) recognized on designated derivative instruments for the three and nine months ended September 30, 2011 and 2010 was not material. Gains and losses related to interest rate contracts that are reclassified from accumulated OCI are recorded in interest expense on the statement of income. The Company anticipates reclassifying $752 from OCI to interest expense within the next 12 months.

NOTE 15: RESTRUCTURING AND OTHER CHARGES

The following table summarizes the impact of the Company’s restructuring charges (benefits) on the condensed consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cost of sales – products	$630	$305	$1,004	$787
Cost of sales – services	(1,331)	35	7,298	(175)
Selling and administrative expense	2,131	100	9,402	2,336
Research, development and engineering expense	7	43	19	(155)

Total	$1,437	$483	$17,723	$2,793

The following table summarizes the Company’s restructuring charges (benefits) within continuing operations for its DNA and DI reporting segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
DNA
Severance	$391	$352	$1,186	$2,235
Other	220	(98)	220	(215)
DI
Severance	781	178	15,230	556
Other (1)	45	51	1,087	217

Total	$1,437	$483	$17,723	$2,793

(1)	Net other restructuring charges in the DI segment include legal fees, accelerated depreciation, facility refurbishment and lease termination costs.

Restructuring (benefit) charges of $(278) and $14,754 for the three and nine months ended September 30, 2011 related to the Company’s plan for the EMEA reorganization, which realigns resources and further leverages the existing shared services center. As of September 30, 2011, the Company anticipates additional restructuring costs in the range of $10,000 to $13,000 to be incurred into 2012 related to its EMEA restructuring plan. As management concludes on certain aspects of the EMEA restructuring plan, the anticipated future costs related to this plan are subject to change.

Restructuring charges related to reductions in the Company’s global workforce were $767 and $424 for the three months ended September 30, 2011 and 2010, respectively, and $1,046 and $2,354 for the nine months ended September 30, 2011 and 2010, respectively. Restructuring charges in 2011 and 2010 included realignment of the organization and resources to better support opportunities in emerging growth markets, as well as consolidation of certain international facilities in efforts to optimize overall operational performance. The Company does not expect any material remaining costs related to this workforce reduction.

Restructuring charges related to the Company’s strategic global manufacturing realignment plans were $224 and $52 for the three months ended September 30, 2011 and 2010, respectively and $568 and $408 for the nine months ended September 30, 2011 and 2010, respectively.

Other restructuring charges were $724 and $1,355 for the three and nine months ended September 30, 2011. These charges related primarily to realignment in North America.

DIEBOLD, INCORPORATED AND SUBSIDIARIES

FORM 10-Q as of September 30, 2011

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollars in thousands, except per share amounts)

The following table summarizes the Company’s cumulative total restructuring costs for the significant plans:

	EMEA Reorganization	Global Workforce Reductions	Global Manufacturing Realignment
Costs incurred to date:
DNA	$—	$21,483	$11,579
DI	14,754	21,452	25,632

Total costs incurred to date	$14,754	$42,935	$37,211

The following table summarizes the Company’s restructuring accrual balances and related activity:

Balance as of January 1, 2011	$3,340
Liabilities incurred	17,723
Liabilities paid	(13,667)

Balance as of September 30, 2011	$7,396

Other Charges and Expense Reimbursements

Other charges and expense reimbursements consist of items that the Company determines are non-routine in nature. Net non-routine expense of $2,585 and $2,592 impacted the three months ended September 30, 2011 and 2010, respectively. Net non-routine expense of $13,064 impacted the nine months ended September 30, 2011 compared to net non-routine income of $481 in the same period of 2010. Net non-routine expenses for 2011 consisted primarily of legal and compliance costs related to the FCPA investigation and were recorded in selling and administrative expense. Net non-routine income for 2010 consisted primarily of reimbursements from the Company’s director and officer (D&O) insurance carriers and was recorded in selling and administrative expense, partially offset by costs related to the FCPA investigation.

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

FORM 10-Q as of September 30, 2011

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollars in thousands, except per share amounts)

Assets and Liabilities Recorded at Fair Value

Assets and liabilities subject to fair value measurement are as follows:

	September 30, 2011				December 31, 2010
		Fair Value Measurements Using				Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments:
Certificates of deposit	$199,908	$199,908	$—	$—	$221,706	$221,706	$—	$—
U.S. dollar indexed bond funds	15,488	—	15,488	—	51,417	—	51,417	—
Assets held in a rabbi trust	6,800	6,800	—	—	8,163	8,163	—	—
Foreign exchange forward contracts	6,239	—	6,239	—	925	—	925	—
Contingent consideration on sale of business	—	—	—	—	2,030	—	—	2,030

Total	$228,435	$206,708	$21,727	$—	$284,241	$229,869	$52,342	$2,030

Liabilities
Deferred compensation	$6,800	$6,800	$—	$—	$8,163	$8,163	$—	$—
Foreign exchange forward contracts	907	—	907	—	4,060	—	4,060	—
Interest rate swaps	4,012	—	4,012	—	3,371	—	3,371	—

Total	$11,719	$6,800	$4,919	$—	$15,594	$8,163	$7,431	$—

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

Interest Rate Swaps The Company has variable rate debt and is subject to fluctuations in interest-related cash flows due to changes in market interest rates. The Company’s policy allows it to periodically enter into derivative instruments designated as cash flow hedges to fix some portion of future variable rate based interest expense. The Company has a pay-fixed receive-variable interest rate swap to hedge against changes in the LIBOR benchmark interest rate on a portion of the Company’s LIBOR-based borrowings. The fair value of the swap is determined using the income approach and is calculated based on LIBOR rates at the reporting date.

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

Balance as of January 1	$2,030
Cash collections	(2,520)
Fair value adjustments	490

Balance as of September 30	$—

DIEBOLD, INCORPORATED AND SUBSIDIARIES

FORM 10-Q as of September 30, 2011

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollars in thousands, except per share amounts)

Assets and Liabilities Recorded at Carrying Value

The fair value of the Company’s cash and cash equivalents, trade receivables and accounts payable, approximates the carrying value due to the relative short maturity of these instruments. The fair value and carrying value of the Company’s debt instruments are summarized as follows:

	September 30, 2011		December 31, 2010
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes payable – current	$37,266	$37,266	$15,038	$15,038
Long-term debt	670,335	666,293	565,499	550,368

Total debt instruments	$707,601	$703,559	$580,537	$565,406

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

FORM 10-Q as of September 30, 2011

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollars in thousands, except per share amounts)

The following table presents information regarding the Company’s segment information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
DNA
Customer revenues	$364,144	$349,673	$1,008,100	$968,508
Intersegment revenues	16,225	27,595	56,213	67,822
Operating profit	43,726	34,270	85,609	67,096
Capital expenditures	2,842	6,872	13,727	24,373
Depreciation	6,666	8,624	20,787	19,877
Property, plant and equipment, at cost	464,953	456,974	464,953	456,974
Total assets	1,016,275	999,177	1,016,275	999,177
DI
Customer revenues	345,178	398,947	977,761	1,064,291
Intersegment revenues	17,162	10,659	45,362	35,832
Operating profit	10,686	18,109	2,774	72,723
Capital expenditures	11,927	4,203	24,729	13,618
Depreciation	6,209	7,437	16,658	18,991
Property, plant and equipment, at cost	189,111	176,533	189,111	176,533
Total assets	1,448,744	1,591,165	1,448,744	1,591,165
TOTAL
Customer revenues	709,322	748,620	1,985,861	2,032,799
Intersegment revenues	33,387	38,254	101,575	103,654
Operating profit	54,412	52,379	88,383	139,819
Capital expenditures	14,769	11,075	38,456	37,991
Depreciation	12,875	16,061	37,445	38,868
Property, plant and equipment, at cost	654,064	633,507	654,064	633,507
Total assets	2,465,019	2,590,342	2,465,019	2,590,342

The following table presents information regarding the Company’s revenue by geographic region:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Diebold North America	$364,144	$349,673	$1,008,100	$968,508
Diebold International:
Latin America including Brazil	170,401	248,649	447,495	573,976
Asia Pacific	101,493	68,391	281,504	257,249
Europe, Middle East and Africa	73,284	81,907	248,762	233,066

Total Diebold International	345,178	398,947	977,761	1,064,291

Total customer revenues	$709,322	$748,620	$1,985,861	$2,032,799

DIEBOLD, INCORPORATED AND SUBSIDIARIES

FORM 10-Q as of September 30, 2011

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollars in thousands, except per share amounts)

The following table presents information regarding the Company’s revenue by product and service solution:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Financial self-service:
Products	$235,595	$237,686	$659,313	$645,127
Services	288,176	273,049	837,969	806,306

Total financial self-service	523,771	510,735	1,497,282	1,451,433
Security
Products	42,601	49,150	130,445	149,545
Services	100,810	103,970	304,330	298,243

Total security	143,411	153,120	434,775	447,788

Total financial self-service & security	667,182	663,855	1,932,057	1,899,221
Election and lottery systems	42,140	84,765	53,804	133,578

Total customer revenues	$709,322	$748,620	$1,985,861	$2,032,799

NOTE 18: DISCONTINUED OPERATIONS

Included in income from discontinued operations were accrual adjustment benefits and costs related to the Company’s U.S.-based elections systems business and the EMEA-based security business, which were both previously discontinued. Also, during the third quarter of 2010, the Company finalized and filed its consolidated U.S. federal tax return and recorded an additional tax benefit of $2,147 related to the elections systems business.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS as of September 30, 2011

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

Introduction

The Company delivered sound performance in the third quarter of 2011, showing significant year-over-year improvement in profit margins, particularly in the services business. The Company continues to focus on more profitable business opportunities globally, while effectively driving improvements in its operations and reducing its cost structure. North America continues to perform very well, with high demand for financial self-service (FSS) solutions including deposit automation and new technology needed to meet pending regulatory and industry compliance standards. While the Company saw substantial revenue growth in Asia Pacific during the quarter, overall revenue was negatively impacted by a significant decrease in the cyclical Brazil voting business as well as declines in the overall security business. With so many financial institutions facing a changing economic and regulatory environment, the Company remains confident in its ability to provide leading-edge technology, software and expanded services that customers require to help measurably improve their business.

During the third quarter of 2011, total global product and services orders decreased three percent compared with the prior-year period. Excluding Brazil election and lottery systems, total global orders were essentially flat. North America orders benefitted from strong financial self-service growth, led by significant growth in the U.S. regional bank space where FSS product orders increased in excess of 100 percent compared to the same period of 2010. Asia Pacific orders decreased nine percent, compared to the same period of 2010, due to timing of orders in China. Orders decreased within Europe, Middle East and Africa (EMEA) by 31 percent, primarily the result of a large order in Turkey in the prior year period, which created a difficult comparison. Excluding Brazil election and lottery systems, Latin America orders were essentially flat.

Income from continuing operations attributable to Diebold, Incorporated, net of tax, for the three months ended September 30, 2011 was $41,755 or $0.65 per share, a decrease of $2,307 and $0.01 per share, respectively, from the same period in 2010. Total revenue for the three months ended September 30, 2011 was $709,322, a decrease of 5.2 percent from the same period in 2010.

Income from continuing operations attributable to Diebold, Incorporated, net of tax, for the nine months ended September 30, 2011 was $64,542 or $0.99 per share, a decrease of $34,828 and $0.50 per share, respectively, from the same period in 2010. Total revenue for the nine months ended September 30, 2011 was $1,985,861, a decrease of 2.3 percent from the same period in 2010.

Vision and strategy

The Company’s vision is to be recognized as the essential partner in creating and implementing ideas that optimize convenience, efficiency and security. This vision is the guiding principle behind the Company’s transformation to becoming a more software-led services company. Services comprise more than 50 percent of the Company’s revenue. The Company expects that this percentage will continue to grow over time as the Company continues to build on its strong base of maintenance and advanced services to deliver world-class integrated services.

Through the third quarter of 2011, the Company signed new integrated services contracts valued at more than $200,000. By comparison, in all of 2010, the Company signed about $150,000 in integrated services contracts. During the quarter, the Company announced it is providing a variety of products and technological upgrades through integrated services to Desert Schools Federal Credit Union. The Company will replace 21 ATMs and upgrade another 67 terminals, adding advanced deposit automation technology and personalized marketing capabilities as well as providing multiple solutions from its integrated services portfolio to manage, monitor and secure the credit union’s fleet. In addition, the Company is helping Community Trust Bank better manage, monitor and secure its ATM fleet by providing multiple integrated services solutions.

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

AND RESULTS OF OPERATIONS as of September 30, 2011

DIEBOLD, INCORPORATED AND SUBSIDIARIES

(unaudited)

(dollars in thousands, except per share amounts)

Within the security business, the Company’s solution set is comprehensive, including high-end enterprise security solutions. The Company’s goal is to better leverage its enterprise security expertise in the financial market. Historically, the Company’s focus in this market was on the branch side with an emphasis on product sales. As new branch growth is expected to be stagnant the next several years, the Company is shifting its focus to enterprise solutions which are more oriented toward services. As security systems have become increasingly complex, financial institutions are showing more interest in outsourcing this area of their operations, particularly in the area of monitoring, services and software. The Company intends to continue to leverage its experience to capitalize on the opportunities in this space, particularly as it wins major projects such as the new World Trade Center Transportation Hub in New York City. The Company’s integrated system will include the installation of video surveillance, access control and alarm devices throughout the hub. In addition, the Company recently announced it is managing the integration of a complex security software system for the new World Trade Center site. The Company’s integration efforts will connect an array of systems to the World Trade Center security command center via a single interface, giving operators unified control and views of the entire site.

Moving forward, the Company intends to create shareholder value by leveraging its growing advantage in services, continuing to restructure its operations in EMEA, taking advantage of key market opportunities around the world and leveraging opportunities in the security business. The focus for the remainder of 2011 is to continue striking an appropriate balance between reducing costs and investing in future growth. Many opportunities lie ahead, and the Company will continue to invest in developing new software solutions, services and security solutions, particularly in emerging markets, to achieve the Company’s stated goal of 15 percent return on capital employed.

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

During the nine months ended September 30, 2011 and 2010, the Company incurred pre-tax net restructuring charges of $17,723 and $2,793, respectively. Restructuring charges in 2011 primarily related to the Company’s plan for the EMEA reorganization, which realigns resources and further leverages the existing shared services center. Restructuring charges in 2010 primarily related to reductions in the Company’s global workforce within the Canton, Ohio area facilities.

Other charges and expense reimbursements consist of items that the Company determines are non-routine in nature. Net non-routine expense of $2,585 and $2,592 impacted the three months ended September 30, 2011 and 2010, respectively. Net non-routine expense of $13,064 impacted the nine months ended September 30, 2011 compared to net non-routine income of $481 in the same period of 2010. Net non-routine expenses for 2011 consisted primarily of legal and compliance costs related to the Foreign Corrupt Practices Act (FCPA) investigation and were recorded in selling and administrative expense. Net non-routine income for 2010 consisted primarily of reimbursements from the Company’s director and officer (D&O) insurance carriers and was recorded in selling and administrative expense, partially offset by costs related to the FCPA investigation.

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

AND RESULTS OF OPERATIONS as of September 30, 2011

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
	Dollars	% of Net sales	Dollars	% of Net sales	Dollars	% of Net sales	Dollars	% of Net sales
Net sales	$709,322	100.0	$748,620	100.0	$1,985,861	100.0	$2,032,799	100.0
Gross profit	194,386	27.4	193,894	25.9	513,280	25.8	530,048	26.1
Operating expenses	139,974	19.7	141,515	18.9	424,897	21.4	390,229	19.2
Operating profit	54,412	7.7	52,379	7.0	88,383	4.5	139,819	6.9
Income from continuing operations	42,782	6.0	45,434	6.1	68,530	3.5	101,699	5.0
Income from discontinued operations, net of tax	—	—	2,043	0.3	518	0.0	390	0.0
Net income attributable to noncontrolling interests	1,027	0.1	1,372	0.2	3,988	0.2	2,329	0.1
Net income attributable to Diebold, Incorporated	41,755	5.9	46,105	6.2	65,060	3.3	99,760	4.9

Third Quarter 2011 Comparisons to Third Quarter 2010

Net Sales

The following table represents information regarding our net sales for the three months ended September 30:

	2011	2010	$ Change	% Change
Net sales	$709,322	$748,620	$(39,298)	(5.2)

FSS sales in the third quarter of 2011 increased by $13,036 or 2.6 percent compared to the same period of 2010. The increase in FSS sales included a net favorable currency impact of $18,868, of which approximately 50 percent related to the Brazilian real.

The following division highlights include the impact of foreign currency: Diebold North America (DNA) increased $26,159 or 12.4 percent due to continued growth within the U.S. regional business. Diebold International (DI) sales decreased by $13,123 or 4.4 percent related to the following: Asia Pacific increased $32,168 or 52.1 percent, EMEA decreased $8,425 or 10.3 percent, and Latin America, including Brazil, decreased $36,866 or 23.7 percent. The increase in Asia Pacific resulted from additional volume in several countries, most notably China, India, and Indonesia. Additionally, the third quarter of 2010 included an out-of-period adjustment which decreased net sales by $18,688. The decrease in EMEA was influenced by lower volumes in the Middle East, partially offset by growth in Africa and Western Europe. The decrease in Latin America, including Brazil, was driven mainly from lower volumes in Brazil.

Security solutions sales in the third quarter of 2011 decreased by $9,709 or 6.3 percent compared to the same period of 2010. DNA decreased $11,688 or 8.5 percent, while DI increased by $1,979 or 13.1 percent. The reduction in DNA was due to lower volumes in the U.S. national, government, and regional business. The DI increase was due to improvements in Latin America and Asia Pacific.

The Brazilian-based lottery and election systems sales decreased $42,625 or 50.3 percent in the third quarter of 2011 compared to the same period of 2010. This decrease was driven by a $36,378 reduction in election sales as well as a $6,247 decrease in lottery sales compared to the third quarter 2010. Election sales decreased due to cyclical purchasing decisions within the country. There were minimal lottery sales in the third quarter of 2011.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS as of September 30, 2011

DIEBOLD, INCORPORATED AND SUBSIDIARIES

(unaudited)

(dollars in thousands, except per share amounts)

Gross Profit

The following table represents information regarding our gross profit for the three months ended September 30:

	2011	2010	$ Change/ % Point Change	% Change
Gross profit – products	$82,958	$91,854	$(8,896)	(9.7)
Gross profit – services	111,428	102,040	9,388	9.2

Total gross profit	$194,386	$193,894	$492	0.3

Gross margin – products	25.9%	24.7%	1.2
Gross margin – services	28.6%	27.1%	1.5
Total gross margin	27.4%	25.9%	1.5

The increase in product gross margin was due to higher volume and favorable customer mix within DNA, mostly a result of the U.S. regional business. International margins decreased primarily due to lower volumes and product mix in Brazil, partially offset by improvement in EMEA. Additionally, product gross margin in the three months ended September 30, 2011 and 2010 included restructuring charges of $630 and $305, respectively.

The increase in service gross margin was driven by cost efficiencies in Brazil along with improvement in DNA and EMEA. The margin improvement in DNA was driven primarily through cost reductions in the service operations. Service gross margin for the three months ended September 30, 2011 included a net restructuring benefit of $1,331, primarily associated with restructuring efforts in EMEA.

Operating Expenses

The following table represents information regarding our operating expenses for the three months ended September 30:

	2011	2010	$ Change	% Change
Selling and administrative expense	$121,508	$119,425	$2,083	1.7
Research, development and engineering expense	18,466	19,090	(624)	(3.3)
Impairment of assets	—	3,000	(3,000)	N/A

Total operating expenses	$139,974	$141,515	$(1,541)	(1.1)

Selling and administrative expense increased in the third quarter of 2011 compared to the same period of 2010, primarily due to $3,226 of unfavorable currency impact as well as higher restructuring expenses, partially offset by cost reductions. Selling and administrative expense in the third quarter of 2011 and 2010 included non-routine expense of $2,584 and $2,593, respectively, which pertained to legal, consultative and audit costs related to the previously disclosed FCPA investigation. In addition, selling and administrative expense included $2,131 and $100 of restructuring charges in the third quarter of 2011 and 2010, respectively. The third quarter 2011 restructuring charges were primarily associated with restructuring efforts in EMEA.

Research, development and engineering expense as a percent of net sales was 2.6 percent both in third quarter of 2011 and 2010.

The impairment charge in the third quarter of 2010 resulted from an other than temporary impairment related to a cost method investment.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS as of September 30, 2011

DIEBOLD, INCORPORATED AND SUBSIDIARIES

(unaudited)

(dollars in thousands, except per share amounts)

Operating Profit

The following table represents information regarding our operating profit for the three months ended September 30:

			$ Change/
	2011	2010	% Point Change	% Change
Operating profit	$54,412	$52,379	$2,033	3.9
Operating profit margin	7.7%	7.0%	0.7

The increase in operating profit in the third quarter of 2011 compared to the same period of 2010 resulted from higher product and service gross margins and lower operating expenses, partially offset by unfavorable currency impacts and higher restructuring charges.

Other Income (Expense)

The following table represents information regarding our other income (expense) for the three months ended September 30:

	2011	2010	$ Change	% Change
Investment income	$8,538	$10,487	$(1,949)	(18.6)
Interest expense	(8,110)	(9,631)	1,521	(15.8)
Foreign exchange (loss) gain, net	(349)	5,428	(5,777)	N/M
Miscellaneous, net	(447)	1,915	(2,362)	N/M

Other income (expense)	$(368)	$8,199	$(8,567)	N/M

The decrease in investment income was primarily due to interest received in the third quarter of 2010 on a legal settlement related to overdue receivables in Brazil that did not recur in the same period of 2011. In contrast, interest expense was favorable compared to the same period of 2010 due to favorable interest rates and lower fees. The decrease in foreign exchange (loss) gain, net was due to favorability in the third quarter 2010 that did not recur in the same period of 2011.

Income from Continuing Operations

The following table represents information regarding our income from continuing operations for the three months ended September 30:

			$ Change/
	2011	2010	% Point Change	% Change
Income from continuing operations	$42,782	$45,434	$(2,652)	(5.8)
Percent of net sales	6.0%	6.1%	(0.1)
Effective tax rate	20.8%	25.0%	(4.2)

The decrease in net income from continuing operations in the third quarter of 2011 compared to the same period of 2010 resulted from an unfavorable variance in other income (expense), partially offset by lower taxes on income, a net operating expense reduction, and higher product and service margins. The 4.2 percentage point decrease in the effective tax rate was mainly due to various discrete items in the periods, including adjustments from an IRS exam effectively settled in September 2011.

Income from Discontinued Operations

The following table represents information regarding our income from discontinued operations for the three months ended September 30:

	2011	2010	$ Change	% Change
Income from discontinued operations, net of tax	$—	$2,043	$(2,043)	N/A

Income from discontinued operations, net of tax, for the third quarter of 2010, included costs primarily related to the sale of the U.S. elections systems business. The Company finalized and filed its 2009 consolidated U.S. federal tax return during the third quarter of 2010 and recorded an additional tax benefit of $2,147.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS as of September 30, 2011

DIEBOLD, INCORPORATED AND SUBSIDIARIES

(unaudited)

(dollars in thousands, except per share amounts)

Net Income attributable to Diebold, Incorporated

The following table represents information regarding our net income for the three months ended September 30:

	2011	2010	$ Change	% Change
Net income attributable to Diebold, Incorporated	$41,755	$46,105	$(4,350)	(9.4)

Based on the results from continuing and discontinued operations discussed above, the Company reported net income attributable to Diebold, Incorporated of $41,755 and $46,105 for the three months ended September 30, 2011 and 2010, respectively.

Segment Analysis and Operating Profit Summary

The following table represents information regarding our revenue by reporting segment for the three months ended September 30:

	2011	2010	$ Change	% Change
DNA	$364,144	$349,673	$14,471	4.1
DI	345,178	398,947	(53,769)	(13.5)

Total net sales	$709,322	$748,620	$(39,298)	(5.2)

The increase in DNA net sales was due to higher FSS product volume in the U.S. regional business, partially offset by lower volumes in FSS and security in the U.S. national business and declines in U.S. regional security volume.

The decrease in DI net sales included a net favorable currency impact of $25,595, of which approximately 62 percent related to Brazil. The decrease in DI was mostly a result of lower FSS and election sales within Brazil, as well as a reduction in FSS product volume in EMEA. Partially offsetting these declines, Asia Pacific reported higher FSS product sales compared to the same period of 2010.

The following table represents information regarding our operating profit by reporting segment for the three months ended September 30:

	2011	2010	$ Change	% Change
DNA	$43,726	$34,270	$9,456	27.6
DI	10,686	18,109	(7,423)	(41.0)

Total operating profit	$54,412	$52,379	$2,033	3.9

DNA operating profit for the third quarter 2011 increased by $9,456 or 27.6 percent compared to the third quarter 2010. Operating profit was favorable due to higher FSS volume within the U.S. regional business, partially offset by a decline in U.S. national FSS and security.

DI operating profit for the third quarter 2011 decreased by $7,423 or 41.0 percent compared to the third quarter 2010. The decrease was driven primarily from the reduction in Brazil FSS and Brazilian election and lottery system sales. These decreases were partially offset by improvements in Asia Pacific and EMEA primarily due to higher volumes combined with a net operating expense reduction across DI.

Refer to note 17 to the condensed consolidated financial statements for further details of segment revenue and operating profit.

Nine Months Ended September 30, 2011 Comparisons to Nine Months Ended September 30, 2010

Net Sales

The following table represents information regarding our net sales for the nine months ended September 30:

	2011	2010	$ Change	% Change
Net sales	$1,985,861	$2,032,799	$(46,938)	(2.3)

FSS sales in the first nine months of 2011 increased by $45,849 or 3.2 percent compared to the same period of 2010. The increase in FSS sales included a net favorable currency impact of $57,669, of which approximately 50 percent related to the Brazilian real.

The following division highlights include the impact of foreign currency: DNA increased $50,872 or 9.0 percent due to growth within the U.S. regional business. DI sales decreased by $5,023 or 0.6 percent related to the following: Asia Pacific increased $29,658 or 12.6 percent, EMEA increased $16,118 or 6.9 percent and Latin America, including Brazil, decreased by $50,800 or 12.2 percent. The

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS as of September 30, 2011

DIEBOLD, INCORPORATED AND SUBSIDIARIES

(unaudited)

(dollars in thousands, except per share amounts)

increase in Asia Pacific was driven mostly by Indonesia, India and China. Additionally, the third quarter of 2010 included an out-of-period adjustment which decreased net sales by $19,822. The increase in EMEA was influenced by growth in Africa compared to the same period of 2010. The decrease in Latin America, including Brazil, was primarily a result of lower volumes in Brazil, partially offset by an increase in the rest of Latin America.

Security solutions sales in the first nine months of 2011 decreased by $13,013 or 2.9 percent compared to the same period of 2010. The variance was driven by a decrease of $11,280 or 2.8 percent within DNA, resulting primarily from a decrease in the U.S. regional and national businesses. DI decreased $1,773 or 3.7 percent due to a reduction in Asia Pacific, partially offset by improvement in Latin America compared to the first nine months of 2010.

The Brazilian-based lottery and election systems sales decreased $79,774 or 59.7 percent in the first nine months of 2011 compared to the same period of 2010. This decrease was driven by a reduction of $82,584 in election sales due to cyclical purchasing decisions within the country. The improvement in lottery was related to higher sales volume in the first nine months of 2011 compared to the same period of 2010.

Gross Profit

The following table represents information regarding our gross profit for the nine months ended September 30:

			$ Change/
	2011	2010	% Point Change	% Change
Gross profit – products	$212,540	$234,464	$(21,924)	(9.4)
Gross profit – services	300,740	295,584	5,156	1.7

Total gross profit	$513,280	$530,048	$(16,768)	(3.2)

Gross margin – products	25.2%	25.3%	(0.1)
Gross margin – services	26.3%	26.8%	(0.5)
Total gross margin	25.8%	26.1%	(0.3)

The decrease in product gross margin was driven by DI, partially offset by higher volumes and favorable customer mix in DNA, mainly from the U.S. regional business, as well as U.S. manufacturing favorability. The reduction in DI was mostly the result of lower volumes in Brazil as well as lower margins across the other geographies. Additionally, product gross margin in the nine months ended September 30, 2011 and 2010 included restructuring charges of $1,004 and of $787, respectively.

The decrease in service gross margin resulted from lower margins in EMEA due primarily from higher restructuring charges in 2011 related to the EMEA reorganization as well as lower margins in DNA. Partially offsetting these declines, Brazil realized higher margins related to operational cost efficiencies. Service gross margin for the nine months ended September 30, 2011 included $7,298 of restructuring charges compared to a net restructuring benefit of $175 in the same period of 2010.

Operating Expenses

The following table represents information regarding our operating expenses for the nine months ended September 30:

	2011	2010	$ Change	% Change
Selling and administrative expense	$364,670	$329,193	$35,477	10.8
Research, development, and engineering expense	57,265	53,940	3,325	6.2
Impairment of assets	2,962	7,096	(4,134)	(58.3)

Total operating expenses	$424,897	$390,229	$34,668	8.9

Selling and administrative expense increased in the first nine months of 2011 compared to the same period of 2010 due to higher non-routine and restructuring expenses, unfavorable currency impacts, increased benefit costs and lower non-routine income. Selling and administrative expense in the first nine months of 2011 and 2010 included non-routine expense of $12,514 and $3,667, respectively, which pertained to legal, consultative and audit costs related to the FCPA investigation. Non-routine income of $4,148 in the first nine months of 2010 consisted primarily of reimbursements from the Company’s D&O insurance carriers. In addition, selling and administrative expense included $9,402 and $2,336 of restructuring charges in the first nine months of 2011 and 2010, respectively. The 2011 restructuring charges related primarily to the EMEA reorganization. The 2010 restructuring charges related primarily to the global workforce reductions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS as of September 30, 2011

DIEBOLD, INCORPORATED AND SUBSIDIARIES

(unaudited)

(dollars in thousands, except per share amounts)

Research, development and engineering expense as a percent of net sales in the first nine months of 2011 and 2010 was 2.9 percent and 2.7 percent, respectively. The increase as a percent of net sales was due to higher project volume.

The impairment charges in the first nine months of 2011 related to a software intangible asset and the impairment charges in the first nine months of 2010 related to customer contract intangible assets and an other than temporary impairment related to a cost method investment.

Operating Profit

The following table represents information regarding our operating profit for the nine months ended September 30:

			$ Change/
	2011	2010	% Point Change	% Change
Operating profit	$88,383	$139,819	$(51,436)	(36.8)
Operating profit margin	4.5%	6.9%	(2.4)

The decrease in operating profit in the first nine months of 2011 compared to the same period of 2010 resulted from higher operating expenses due to higher non-routine expenses, unfavorable currency impacts, higher restructuring charges, increased benefit costs and lower non-routine income. Operating profit also decreased due to lower product and service gross margins.

Other Income (Expense)

The following table represents information regarding our other income (expense) for the nine months ended September 30:

	2011	2010	$ Change	% Change
Investment income	$29,105	$23,976	$5,129	21.4
Interest expense	(26,298)	(27,987)	1,689	(6.0)
Foreign exchange gain, net	97	234	(137)	(58.5)
Miscellaneous, net	1,010	4,016	(3,006)	(74.9)

Other income (expense)	$3,914	$239	$3,675	N/M

Investment income in the first nine months of 2011 was favorable compared to the same period of 2010, driven primarily by Brazil, with a combination of increased investment and favorable currency impact. Interest expense was favorable compared to the same period of 2010 due to favorable interest rates and lower fees.

Income from Continuing Operations

The following table represents information regarding our income from continuing operations for the nine months ended September 30:

			$ Change/
	2011	2010	% Point Change	% Change
Income from continuing operations	$68,530	$101,699	$(33,169)	(32.6)
Percent of net sales	3.5%	5.0%	(1.5)
Effective tax rate	25.8%	27.4%	(1.6)

The decrease in net income from continuing operations in the first nine months of 2011 compared to the same period of 2010 resulted from higher operating expense and lower gross profit, partially offset by a reduction in tax rate as well as favorable other income (expense). The 1.6 percentage point decrease was mainly due to various discrete items in the periods, including adjustments from an IRS exam effectively settled in September 2011, partially offset by operating losses in certain EMEA jurisdictions for which no tax benefit was recognized.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS as of September 30, 2011

DIEBOLD, INCORPORATED AND SUBSIDIARIES

(unaudited)

(dollars in thousands, except per share amounts)

Income from Discontinued Operations

The following table represents information regarding our income from discontinued operations for the nine months ended September 30:

	2011	2010	$ Change	% Change
Income from discontinued operations, net of tax	$518	$390	$128	32.8

The first nine months of 2011 and 2010 income from discontinued operations, net of tax, included accrual adjustment benefits and costs related to the U.S. elections systems business and the EMEA–based security business, which were both previously discontinued.

Net Income attributable to Diebold, Incorporated

The following table represents information regarding our net income for the nine months ended September 30:

	2011	2010	$ Change	% Change
Net income attributable to Diebold, Incorporated	$65,060	$99,760	$(34,700)	(34.8)

Based on the results from continuing and discontinued operations discussed above, the Company reported net income attributable to Diebold, Incorporated of $65,060 and $99,760 for the nine months ended September 30, 2011 and 2010, respectively.

Segment Analysis and Operating Profit Summary

The following table represents information regarding our revenue by reporting segment for the nine months ended September 30:

	2011	2010	$ Change	% Change
DNA	$1,008,100	$968,508	$39,592	4.1
DI	977,761	1,064,291	(86,530)	(8.1)

Total net sales	$1,985,861	$2,032,799	$(46,938)	(2.3)

The increase in DNA net sales was due to a higher FSS product volume in the U.S. regional business, partially offset by a reduction in the U.S. national business in both FSS and security products.

The decrease in DI net sales was due primarily to lower election systems and FSS product volumes in Brazil, partially offset by a net favorable currency impact of $71,109 of which approximately 59 percent related to Brazil. These decreases were also partially offset by service revenue growth in Asia Pacific.

The following table represents information regarding our operating profit by reporting segment for the nine months ended September 30:

	2011	2010	$ Change	% Change
DNA	$85,609	$67,096	$18,513	27.6
DI	2,774	72,723	(69,949)	(96.2)

Total operating profit	$88,383	$139,819	$(51,436)	(36.8)

DNA operating profit for the first nine months of 2011 increased by $18,513 or 27.6 percent compared to the first nine months of 2010. The increase was driven primarily by higher FSS product volume in the U.S. regional business as well as U.S. manufacturing favorability. These increases were partially offset by an increase in operating expense related to higher non-routine expenses and lower non-routine income.

DI operating profit for the first nine months of 2011 decreased by $69,949 or 96.2 percent compared to the first nine months of 2010. The decrease was driven by lower FSS and election systems sales in Brazil as well as lower product and service margins in EMEA. In addition, operating profit was negatively impacted by higher restructuring and non-routine expenses as well as increases in operating expenses.

Refer to note 17 to the condensed consolidated financial statements for further details of segment revenue and operating profit.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS as of September 30, 2011

DIEBOLD, INCORPORATED AND SUBSIDIARIES

(unaudited)

(dollars in thousands, except per share amounts)

LIQUIDITY AND CAPITAL RESOURCES

Capital resources are obtained from income retained in the business, borrowings under the Company’s senior notes, committed and uncommitted credit facilities, long-term industrial revenue bonds, and operating and capital leasing arrangements. Management expects that the Company’s capital resources will be sufficient to finance planned working capital needs, research and development activities, investments in facilities or equipment, pension contributions, dividends and any purchase of the Company’s common shares for at least the next 12 months. As of September 30, 2011, approximately $463,589 or 98 percent of the Company’s cash and cash equivalents and short-term investments reside in international tax jurisdictions. Repatriation of these funds could be negatively impacted by potential foreign and domestic taxes. Part of the Company’s growth strategy is to pursue strategic acquisitions. The Company has made acquisitions in the past and intends to make acquisitions in the future. The Company intends to finance any future acquisitions with either cash and short-term investments, cash provided from operations, borrowings under available credit facilities, proceeds from debt or equity offerings and/or the issuance of common shares.

The following table summarizes the results of our condensed consolidated statement of cash flows for the nine months ended September 30:

	2011	2010
Net cash flow (used in) provided by:
Operating activities	$(54,664)	$51,073
Investing activities	4,346	(85,531)
Financing activities	(23,575)	(51,569)
Effect of exchange rate changes on cash and cash equivalents	2,049	(2,576)

Net decrease in cash and cash equivalents	$(71,844)	$(88,603)

Net cash used in operating activities was $54,664 for the nine months ended September 30, 2011, a change of $105,737 from cash provided by operating activities of $51,073 for the same period in 2010. Cash flows from operating activities are generated primarily from operating income and managing the components of working capital. Cash flows from operating activities during the nine months ended September 30, 2011 compared to the same period of 2010 were negatively affected by a $33,041 decrease in net income, an $81,833 change in refundable income taxes, as well as unfavorable changes in inventories, prepaid expenses, other current assets and accounts payable. These changes were partially offset by favorable changes in trade receivables, deferred revenue and certain other assets and liabilities.

Net cash provided by investing activities was $4,346 for the nine months ended September 30, 2011, a change of $89,877 from cash used in investing activities of $85,531 for the same period in 2010. The change was primarily due to $18,939 of net purchases of finance receivables in 2010 compared to $17,826 of net collections on purchased finance receivables in 2011, as well as a $53,353 change in net investment activity.

Net cash used in financing activities was $23,575 for the nine months ended September 30, 2011, a decrease of $27,994 from $51,569 for the same period of 2010. The change was primarily due to a $112,361 increase in net borrowings partially offset by an increase of $80,066 in cash used to repurchase common shares.

The effect of exchange rate changes on cash and cash equivalents for the nine months included September 30, 2010 included $5,700 of devaluation related to Venezuela.

Under the Company’s share repurchase program, 669,977 common shares remained available as of September 30, 2011 for additional share repurchases.

As of September 30, 2011, the Company had various international short-term uncommitted lines of credit with borrowing limits of $100,372. The amount available under the short-term uncommitted lines at September 30, 2011 was $63,261.

In June 2011, the Company entered into a new five-year credit facility, which replaced its previous credit facility. The Company used borrowings of approximately $330,000 under the new credit facility to repay all amounts outstanding under (and terminated) the previous credit facility. As of September 30, 2011, the Company had borrowing limits under the new credit facility totaling $500,000. Under the terms of the credit facility agreement, the Company has the ability, subject to various approvals, to increase the borrowing limits by $250,000. Up to $50,000 of the revolving credit facility is available under a swing line subfacility. The weighted-average interest rate on outstanding credit facility borrowings as of September 30, 2011 and December 31, 2010 was 1.32 and 2.71 percent, respectively, which is variable based on the London Interbank Offered Rate (LIBOR). The amount available under the new credit

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS as of September 30, 2011

DIEBOLD, INCORPORATED AND SUBSIDIARIES

(unaudited)

(dollars in thousands, except per share amounts)

facility as of September 30, 2011 was $148,000. The Company incurred $1,864 of fees to its creditors in conjunction with the new credit facility, which will be amortized as a component of interest expense over the term of the facility.

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

The Company’s financing agreements contain various restrictive financial covenants, including net debt to capitalization and net interest coverage ratios. As of September 30, 2011, the Company was in compliance with the financial covenants in its debt agreements.

Dividends The Company paid dividends of $55,146 and $53,989 in the nine months ended September 30, 2011 and 2010, respectively. Quarterly dividends were $0.28 and $0.27 per share for 2011 and 2010, respectively.

Contractual Obligations In the first nine months of 2011, the Company entered into direct purchasing agreements for materials through a contract manufacturing agreement for a total negotiated price of $6,881. The following table summarizes the Company’s approximate commitment to make future payments related to these agreements.

	Total	2011	2012
Direct purchasing agreements	$2,349	$1,872	$477

Except for the direct purchasing agreement noted above, all contractual cash obligations with initial and remaining terms in excess of one year and contingent liabilities remained generally unchanged at September 30, 2011 compared to December 31, 2010.

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

Management believes there have been no significant changes during the nine months ended September 30, 2011 to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS as of September 30, 2011

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

FORM 10-Q as of September 30, 2011

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

In connection with the preparation of this quarterly report, management, under the supervision and with the participation of the CEO and CFO, conducted an evaluation of disclosure controls and procedures. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011.

No change was made to the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

(dollars in thousands)

At September 30, 2011, the Company was a party to several lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the Company’s consolidated financial statements would not be materially affected by the outcome of those legal proceedings, commitments, or asserted claims.

In addition to the routine legal proceedings noted above the Company was a party to the lawsuits described below at September 30, 2011:

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

DIEBOLD, INCORPORATED AND SUBSIDIARIES

FORM 10-Q as of September 30, 2011

Management believes any possible loss or range of loss associated with the putative federal securities class action and the shareholder derivative lawsuit cannot be estimated.

Labor and Wage Actions

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

In March 2010, the Company and Cuyahoga County agreed to settle their claims for $7,500, which was paid out of the Company’s insurance policies, and the court dismissed that portion of the lawsuit

Since then, the Company had also reached settlement agreements with the Secretary and all of the Ohio counties using the former subsidiaries’ voting equipment, except Butler County. The settlements are for immaterial amounts, which were paid out of the Company’s insurance policies, and free or discounted products and services to be provided by the Company’s former subsidiaries or third parties. On November 1, 2010, all of the claims in the lawsuit, except those of Butler County, were dismissed. For procedural purposes, simultaneously with the dismissal entry on November 1, 2010, the Company and its former subsidiaries filed a claim against Butler County seeking a declaration that it is not entitled to relief on its claims. In September 2011, the Company reached a settlement agreement with Butler County. The settlement is for free or discounted products and services, to be provided by one of the Company’s former subsidiaries or a third party. On October 11, 2011, the claims involving Butler County were dismissed. No other claims are pending.

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

DIEBOLD, INCORPORATED AND SUBSIDIARIES

FORM 10-Q as of September 30, 2011

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

ITEM 1A:	RISK FACTORS

Refer to the Company’s annual report on Form 10-K for the year ended December 31, 2010.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information concerning the Company’s share repurchases made during the third quarter of 2011:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
July	341,551	$31.71	340,838	2,042,052
August	1,142,059	26.37	1,142,052	900,000
September	230,354	27.43	230,023	669,977

Total	1,713,964	27.57	1,712,913

(1)	Includes 713, 7 and 331 shares in July, August and September, respectively, surrendered or deemed surrendered to the Company in connection with the Company’s share-based compensation plans.
(2)	The Company purchased 1,712,903 common shares in the third quarter of 2011 pursuant to its share repurchase plan. The total number of shares repurchased as part of the publicly announced share repurchase plan since its inception was 13,206,972 as of September 30, 2011. The plan was approved by the Board of Directors in 1997. The Company may purchase shares from time to time in open market purchases or privately negotiated transactions. The Company may make all or part of the purchases pursuant to accelerated share repurchases or Rule 10b5-1 plans. The plan has no expiration date. The following table provides a summary of Board of Directors approvals to repurchase the Company’s outstanding common shares:

Total Number of Shares Approved for Repurchase
1997	2,000,000
2004	2,000,000
2005	6,000,000
2007	2,000,000
2011	1,876,949

13,876,949

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: [REMOVED AND RESERVED]

ITEM 5: OTHER INFORMATION

None.

DIEBOLD, INCORPORATED AND SUBSIDIARIES

FORM 10-Q as of September 30, 2011

ITEM 6: EXHIBITS

3.1(i)	Amended and Restated Articles of Incorporation of Diebold, Incorporated – incorporated by reference to Exhibit 3.1(i) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 (Commission File No. 1-4879)

3.1(ii)	Amended and Restated Code of Regulations – incorporated by reference to Exhibit 3.1(ii) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (Commission File No. 1-4879)

3.2	Certificate of Amendment by Shareholders to Amended Articles of Incorporation of Diebold, Incorporated – incorporated by reference to Exhibit 3.2 to Registrant’s Form 10-Q for the quarter ended March 31, 1996 (Commission File No. 1-4879)

3.3	Certificate of Amendment to Amended Articles of Incorporation of Diebold, Incorporated – incorporated by reference to Exhibit 3.3 to Registrant’s Form 10-K for the year ended December 31, 1998 (Commission File No. 1-4879)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

DIEBOLD, INCORPORATED AND SUBSIDIARIES

FORM 10-Q as of September 30, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIEBOLD, INCORPORATED
(Registrant)

Date: November 1, 2011	By:	/s/ Thomas W. Swidarski
Thomas W. Swidarski
President and Chief Executive Officer (Principal Executive Officer)

Date: November 1, 2011	By:	/s/ Bradley C. Richardson
Bradley C. Richardson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

DIEBOLD, INCORPORATED AND SUBSIDIARIES

FORM 10-Q as of September 30, 2011

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