Form 10-K
period 2011-12-31
DIEBOLD INC
filed 2012-02-17
CIK 28823

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Approximate aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2011, based upon the closing price on the New York Stock Exchange on June 30, 2011, was $1,990,604,029.

Number of shares of common stock outstanding as of February 10, 2012 was 65,539,124.

DOCUMENTS INCORPORATED BY REFERENCE
Listed hereunder are the documents, portions of which are incorporated by reference, and the parts of this Form 10-K into which such portions are incorporated:
Diebold, Incorporated Proxy Statement for 2012 Annual Meeting of Shareholders to be held on April 26, 2012, portions of which are incorporated by reference into Part III of this Form 10-K.

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

PRODUCT AND SERVICE SOLUTIONS
The Company has two core lines of business: Self-Service Solutions and Security Solutions, which the Company integrates based on the customers’ needs. Financial information for the product and service solutions can be found in note 19 to the consolidated financial statements, which is contained in Item 8 of this annual report on Form 10-K.

Self-Service Solutions
One popular example of self-service solutions is the automated teller machine (ATM). The Company offers an integrated line of self-service technologies and services, including comprehensive ATM outsourcing, ATM security, deposit and payment terminals and software. The Company is a leading global supplier of ATMs and related services and holds the leading market position in many countries around the world.

Self-Service Support and Managed Services
From analysis and consulting to monitoring and repair, the Company provides value and support to its customers every step of the way. Services include installation and ongoing maintenance of our products, OpteView® remote services, availability management, branch transformation and distribution channel consulting. Outsourced and managed services include remote monitoring, troubleshooting for self-service customers, transaction processing, currency management, maintenance services and full support via person to person or online communication.

Self-Service Products
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

Security Solutions
From the safes and vaults that the Company first manufactured in 1859 to the full range of advanced security offerings it provides today, the Company’s integrated security solutions contain best-in-class products and award-winning services for its customers’ unique needs. The Company provides its customers with the latest technological advances to better protect their assets, improve their workflow and increase their return on investment. These solutions are backed with experienced sales, installation and service teams. The Company is a leader in providing physical and electronic security systems as well as assisted transactions, providing total security systems solutions to financial, retail, commercial and government markets.

Physical Security and Facility Products
The Company provides security solutions and facility products, pneumatic tube systems for drive-up lanes, vaults, safes, depositories, bullet-resistive items and undercounter equipment.

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

OPERATIONS
The principal raw materials used by the Company in its manufacturing operations are steel, plastics, and electronic parts and components, which are purchased from various major suppliers. These materials and components are generally available in ample quantities. Within the Company's services operations, fuel is a significant cost factor.

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

The Company carries working capital mainly related to trade receivables and inventories. Inventories generally are only manufactured or purchased as orders are received from customers. The Company’s normal and customary payment terms generally range from net 30 to 90 days from date of invoice. The Company generally does not offer extended payment terms. The Company also provides financing arrangements to customers that are largely classified and accounted for as sales-type leases. As of December 31, 2011, the Company’s net investment in finance lease receivables was $98,296.

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

SEGMENTS AND FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
The Company manages its businesses on a geographic basis and reports the following two segments: Diebold North America (DNA) and Diebold International (DI). The DNA segment sells and services financial and retail systems in the United States and Canada. The DI segment sells and services financial and retail systems over the remainder of the globe through wholly-owned subsidiaries, majority-owned joint ventures and independent distributors in most major countries throughout Europe, the Middle East, Africa, Latin America and in the Asia Pacific region (excluding Japan and Korea). Segment financial information can be found in note 19 to the consolidated financial statements, which is incorporated herein by reference.

Sales to customers outside the United States in relation to total consolidated net sales were $1,494,681 or 52.7 percent in 2011, 1,560,879 or 55.3 percent in 2010 and 1,383,132 or 50.9 percent in 2009.

Property, plant and equipment, at cost, located in the United States totaled $455,814, $454,666 and $436,227 as of December 31, 2011, 2010 and 2009, respectively, and property, plant and equipment, at cost, located outside the United States totaled $186,442, $191,569 and $177,150 as of December 31, 2011, 2010 and 2009, respectively.

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

COMPETITION
The Company participates in many highly competitive businesses with some products and services in competition directly with similar products and services and others with alternative products that have similar uses or produce similar results. The Company believes, based upon outside independent industry surveys, that it is a leading manufacturer of and services provider for financial self-service systems in the United States and is also a market leader internationally. The Company distinguishes itself by providing unique value with a wide range of software-led services tailored to meet customers' needs. In the area of automated transaction systems, the Company competes on a global basis primarily with NCR Corporation and Wincor-Nixdorf. On a regional basis, the Company competes with many other hardware and software companies such as Grg Equipment Co. and Nautilus Hyosung in Asia Pacific and Itautec and Perto in Latin America. In serving the security product and service markets for the financial services industry, the Company competes with national, regional and local security companies. Of these competitors, some compete in only one or two product lines, while others sell a broader spectrum of products. The unavailability of comparative sales information and the large variety of individual products make it difficult to give reasonable estimates of the Company’s competitive ranking in or share of the market in its security product fields of activity. However, the Company is ranked as one of the top integrators in the security market.

The Company provides elections systems product solutions and support to the government in Brazil. Competition in this market is limited and based upon technology pre-qualification demonstrations to the government. Due to the technology investment required in elections systems, barriers to entry in this market are high.

RESEARCH, DEVELOPMENT AND ENGINEERING
Customer demand for self-service and security technologies is growing. In order to meet this demand, the Company is focused on delivering innovation to its customers by continuing to invest in technology solutions that enable customers to reduce costs and improve efficiency. Expenditures for research, development and engineering initiatives were $78,108, $74,225 and $72,026 in 2011, 2010 and 2009, respectively. In 2011, the Company introduced its Opteva® Flex PerformanceSM Series that redefines what financial institutions should expect from an ATM. The Flex Performance Series is the Company's most reliable self-service terminals to date, bringing together all of today's advanced self-service functionalities – from accepting cash and check deposits and dispensing cash to full recycling – all in one ATM model.

PATENTS, TRADEMARKS, LICENSES
The Company owns patents, trademarks and licenses relating to certain products in the United States and internationally. While the Company regards these as items of importance, it does not deem its business as a whole, or any industry segment, to be materially dependent upon any one item or group of items.

ENVIRONMENTAL
Compliance with federal, state and local environmental protection laws during 2011 had no material effect upon the Company’s business, financial condition or results of operations.

EMPLOYEES
At December 31, 2011, the Company employed 16,515 associates globally. The Company’s service staff is one of the financial industry’s largest, with professionals in more than 600 locations and representation in nearly 90 countries worldwide.

EXECUTIVE OFFICERS
Refer to Part III, Item 10 of this annual report on Form 10-K for information on the Company's executive officers, which is incorporated herein by reference.

AVAILABLE INFORMATION
The Company uses its Investor Relations web site, www.diebold.com/investors, as a channel for routine distribution of important information, including news releases, analyst presentations and financial information. The Company posts filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the U.S. Securities and Exchange Commission (SEC), including its annual, quarterly, and current reports on Forms 10-K, 10-Q, and 8-K; its proxy statements; and any amendments to those reports or statements. All such postings and filings are available on the Company’s Investor Relations web site free of charge. In addition, this web site allows investors and other interested persons to sign up to automatically receive e-mail alerts when the Company posts news releases and financial information on its web site. The SEC also maintains a web site, www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The content on any web site referred to in this annual report on Form 10-K is not incorporated by reference into this annual report unless expressly noted.

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

We caution the reader to keep these risk factors in mind and refrain from attributing undue certainty to any forward-looking statements, which speak only as of the date of this annual report on Form 10-K.

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

In addition, energy prices, particularly petroleum prices, are cost drivers for our business. In recent years, the price of petroleum has been highly volatile, particularly due to the unstable political conditions in the Middle East and increasing international demand from emerging markets. Price increases in fuel and electricity costs, such as those increases which may occur from climate change legislation or other environmental mandates, will continue to increase our cost of operations. Any increase in the costs of energy would also increase our transportation costs. Although we attempt to pass on higher raw material and energy costs to our customers, it is often not possible given the competitive markets in which we operate.

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

In particular, economic difficulties in the U.S. credit markets and the global markets have led to an economic recession in some or all of the markets in which we operate. As a result of these difficulties and other factors, financial institutions have failed and may continue to fail resulting in a loss of current or potential customers, or deferred or canceled sales orders, including orders previously placed. Any customer deferrals or cancellations could materially affect our sales and operating results.

Additionally, the unstable political conditions in the Middle East or the sovereign debt concerns of certain countries could lead to further financial, economic and political instability, and this could lead to an additional deterioration in general economic conditions.

We may be unable to achieve, or may be delayed in achieving, our cost-cutting initiatives, and this may adversely affect our operating results and cash flow.
We have launched a number of cost-cutting initiatives, including restructuring initiatives, to improve operating efficiencies and reduce operating costs. Although we have achieved a substantial amount of annual cost savings associated with these cost-cutting initiatives, we may be unable to sustain the cost savings that we have achieved. In addition, if we are unable to achieve, or have any unexpected delays in achieving additional cost savings, our results of operations and cash flow may be adversely affected. Even if we meet our goals as a result of these initiatives, we may not receive the expected financial benefits of these initiatives.

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
We are subject to income taxes in both the United States and various non-U.S. jurisdictions, and our domestic and international tax liabilities are dependent upon the distribution of income among these different jurisdictions. Our tax expense includes estimates of additional tax which may be incurred for tax exposures and reflects various estimates and assumptions, including assessments of future earnings of the Company that could affect the valuation of our net deferred tax assets. Our future results could be adversely affected by changes in the effective tax rate as a result of a change in the mix of earnings in countries with differing statutory tax rates, changes in the overall profitability of the Company, changes in tax legislation, changes in the valuation of deferred tax assets and liabilities, the results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures. If we change our intention to repatriate cash and cash equivalents and short-term investments residing in international tax jurisdictions, there could be a negative impact on foreign and domestic taxes.

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
We generate a significant percentage of revenue from sales and service operations conducted outside the United States. Revenue from international operations amounted to approximately 52.7 percent in 2011, 55.3 percent in 2010 and 50.9 percent in 2009 of total revenue during these respective years.

Accordingly, international operations are subject to the risks of doing business abroad, including the following:

•	fluctuations in currency exchange rates;

•	transportation delays and interruptions;

•	political and economic instability and disruptions;

•	restrictions on the transfer of funds;

•	the imposition of duties and tariffs;

•	import and export controls;

•	changes in governmental policies and regulatory environments;

•	disadvantages of competing against companies from countries that are not subject to U.S. laws and regulations, including the Foreign Corrupt Practices Act (FCPA);

•	labor unrest and current and changing regulatory environments;

•	the uncertainty of product acceptance by different cultures;

•	the risks of divergent business expectations or cultural incompatibility inherent in establishing joint ventures with foreign partners;

•	difficulties in staffing and managing multi-national operations;

•	limitations on the ability to enforce legal rights and remedies;

•	reduced protection for intellectual property rights in some countries; and

•	potentially adverse tax consequences, including repatriation of profits.

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

Additionally, there are ongoing concerns regarding the short- and long-term stability of the euro and its ability to serve as a single currency for a variety of individual countries. These concerns could lead individual countries to revert, or threaten to revert, to their former local currencies, which could lead to the dissolution of the euro. Should this occur, the assets we hold in a country that re-introduces its local currency could be significantly devalued. Furthermore, the dissolution of the euro could cause significant volatility and disruption to the global economy, which could impact our financial results. Finally, if it were necessary for us to conduct our business in additional currencies, we would be subjected to additional earnings volatility as amounts in these currencies are translated into U.S. dollars.

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

In particular, during the second quarter of 2010, while conducting due diligence in connection with a potential acquisition in Russia, the Company identified certain transactions and payments by its subsidiary in Russia (primarily during 2005 to 2008) that potentially implicate the FCPA, particularly the books and records provisions of the FCPA. As a result, the Company conducted a global internal review and collected information related to its global FCPA compliance. In the fourth quarter of 2010, the Company identified certain transactions within its Asia Pacific operation that occurred over the past several years that may also potentially implicate the FCPA. The Company continues to monitor its ongoing compliance with the FCPA.

The Company has voluntarily self-reported its findings to the SEC and the U.S. Department of Justice (DOJ) and is cooperating with these agencies in their review. The Company was previously informed that the SEC's inquiry had been converted to a formal, non-public investigation. The Company also received a subpoena for documents from the SEC and a voluntary request for documents from the DOJ in connection with the investigation. Because the SEC and DOJ investigations are ongoing, there can be no assurance that their review will not find evidence of additional transactions that potentially implicate the FCPA. At this time, the Company cannot predict the results of the government investigations, and future resolution of these matters with the SEC and the DOJ could result in changes in management's estimates of losses, which could be material to the Company’s consolidated financial statements.

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

An inability to effectively manage acquisitions, divestitures and other significant transactions successfully could harm our operating results, business and prospects.
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

We have a significant amount of long-term assets, including goodwill and other intangible assets, and any future impairment charges could adversely impact our results of operations.
We review long-lived assets, including property, plant and equipment and identifiable intangible assets, for impairment whenever changes in circumstances or events may indicate that the carrying amounts are not recoverable. If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference. Factors which may cause an impairment of long-lived assets include significant changes in the manner of use of these assets, negative industry or market trends, a significant underperformance relative to historical or projected future operating results, or a likely sale or disposal of the asset before the end of its estimated useful life.
As of December 31, 2011, we had $253.1 million of goodwill. We assess all existing goodwill at least annually for impairment on a “reporting unit” basis. The Company’s five reporting units are defined as Domestic and Canada, Brazil, Latin America, Asia Pacific, and Europe, Middle East and Africa (EMEA). The techniques used in our qualitative assessment and goodwill impairment tests incorporate a number of estimates and assumptions that are subject to change; although we believe these estimates and assumptions are reasonable and reflect market conditions forecast at the assessment date. Any changes to these assumptions and estimates due to market conditions or otherwise may lead to an outcome where impairment charges would be required in future periods. Because actual results may vary from our forecasts and such variations may be material and unfavorable, we may need to record future impairment charges with respect to the goodwill attributed to any reporting unit, which could adversely impact our results of operations.

System security risks and systems integration issues could disrupt our internal operations or services provided to customers, and any such disruption could adversely affect revenue, increase costs, and harm our reputation and stock price.
Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate our own confidential information or that of our customers, corrupt data, create system disruptions or cause shutdowns. A network security breach could be particularly harmful if it remained undetected for an extended period of time. Groups of hackers may also act in a coordinated manner to launch distributed denial of service attacks, or other coordinated attacks, that may cause service outages or other interruptions. We could incur significant expenses in addressing problems created by network security breaches, such as the expenses of deploying additional personnel, enhancing or implementing new protection measures, training employees or hiring consultants. Further, such corrective measures may later prove inadequate. Moreover, actual or perceived security vulnerabilities in our products and services could cause significant reputational harm, causing us to lose existing or potential customers. Reputational damage could also result in diminished investor confidence. Actual or perceived vulnerabilities may also lead to claims against us. Although our license agreements typically contain provisions that eliminate or limit our exposure to such liability, there is no assurance these provisions will withstand legal challenges. We could also incur significant expenses in connection with customers’ system failures.

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

Portions of our information technology infrastructure also may experience interruptions, delays or cessations of service or produce errors in connection with systems integration or migration work that takes place from time to time. We may not be successful in implementing new systems, and transitioning data and other aspects of the process could be expensive, time consuming, disruptive and resource-intensive. Such disruptions could adversely impact the ability to fulfill orders and interrupt other processes. Delayed sales, lower margins, lost customers or diminished investor confidence resulting from these disruptions could adversely affect financial results, stock price and reputation.

An inability to attract, retain and motivate key employees could harm current and future operations.
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
As is common in any high technology industry, others have asserted from time to time, and may assert in the future, that our products or manufacturing processes infringe their intellectual property rights. A court determination that our products or manufacturing processes infringe the intellectual property rights of others could result in significant liability and/or require us to make material changes to our products and/or manufacturing processes. We are unable to predict the outcome of assertions of infringement made against us. Any of the foregoing could have a materially adverse effect on our business, operating results or financial condition.

Changes in laws or regulations or the manner of their interpretation or enforcement could adversely impact our financial performance and restrict our ability to operate our business or execute our strategies.
New laws or regulations, or changes in existing laws or regulations or the manner of their interpretation or enforcement, could increase our cost of doing business and restrict our ability to operate our business or execute our strategies. This includes, among other things, the possible taxation under U.S. law of certain income from foreign operations, compliance costs and enforcement under the Dodd-Frank Wall Street Reform and Consumer Protection Act, and costs associated with complying with the Patient Protection and Affordable Care Act of 2010 and the regulations promulgated thereunder. For example, under Section 1502 of the Dodd-Frank Act, the SEC is required to adopt additional disclosure requirements related to the source of certain “conflict minerals” for issuers for which such “conflict minerals” are necessary to the functionality or product manufactured, or contracted to be manufactured, by that issuer. The metals covered by the proposed rules include tin, tantalum, tungsten and gold, commonly referred to as “3TG.” Our suppliers may use some or all of these materials in their production processes. The SEC's proposed rules, if adopted, would require us to perform supply chain due diligence on every member of our supply chain, including the mine owner and operator. Global supply chains can have multiple layers, thus the costs of complying with these new requirements could be substantial. These new requirements may also reduce the number of suppliers who provide conflict free metals, and may affect our ability to obtain products in sufficient quantities or at competitive prices. Compliance costs and the unavailability of raw materials could have a material adverse effect on our results of operations.

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

Any actions or other governmental investigations or proceedings related to or arising from the matters that resulted in the 2009 SEC settlement, including the related SEC investigation and Department of Justice investigation, could result in substantial costs to defend enforcement or other related actions that could have a materially adverse effect on our business, operating results or financial condition.
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

Management identified control deficiencies as of December 31, 2009 that constituted material weaknesses. Throughout 2010, we enhanced, our internal control over financial reporting and as of December 31, 2010, we had remediated the material weaknesses. If we are not able to maintain the adequacy of our internal control over financial reporting, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business, financial condition and operating results could be harmed.

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
We sponsor several defined benefit pension plans that cover certain eligible employees. Our pension expense and required contributions to our pension plans are directly affected by the value of plan assets, the projected rate of return on plan assets, the actual rate of return on plan assets and the actuarial assumptions we use to measure the defined benefit pension plan obligations.

A significant market downturn could occur in future periods resulting in a decline in the funded status of our pension plans and actual asset returns to be below the assumed rate of return used to determine pension expense. If return on plan assets in future periods perform below expectations, future pension expense will increase. Further, as a result of global economic instability in recent years, our pension plan investment portfolio has been volatile.

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

Based on current guidelines, assumptions and estimates, including stock market prices and interest rates, we plan to make cash contributions totaling approximately $15.8 million to our pension plans in 2012. Changes in the current assumptions and estimates could result in contributions in years beyond 2012 that are greater than the projected 2012 contributions required. We cannot predict whether changing market or economic conditions, regulatory changes or other factors will further increase our pension expenses or funding obligations, diverting funds we would otherwise apply to other uses.

We are currently subject to a purported class action and shareholder derivative litigation, the unfavorable outcome of which might have a material adverse effect on our financial condition, operating results and cash flow.
A purported class action lawsuit and a shareholder derivative lawsuit have been filed against us and certain current and former officers and directors alleging violations of federal and state laws, including with respect to federal securities laws. Although we believe that these lawsuits are without merit, and we intend to vigorously defend against these claims, we cannot determine with certainty the outcome or resolution of these claims or any future related claims, or the timing for their resolution. In addition to the expense and burden incurred in defending this litigation and any damages that we may suffer, management’s efforts and attention may be diverted from the ordinary business operations in order to address these claims. If the final resolution of this litigation is unfavorable, our financial condition, operating results and cash flows could be materially affected.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

The Company’s corporate offices are located in North Canton, Ohio. The Company owns manufacturing facilities in Lynchburg, Virginia and Lexington, North Carolina. The Company also has manufacturing facilities in Belgium, Brazil, China, Hungary and India. The Company has selling, service and administrative offices in the following locations: throughout the United States, and in Australia, Austria, Barbados, Belgium, Belize, Bolivia, Brazil, Canada, Chile, China, Colombia, Costa Rica, Dominican Republic, Ecuador, Egypt, El Salvador, France, Greece, Guatemala, Haiti, Honduras, Hong Kong, Hungary, India, Indonesia, Italy, Jamaica, Kazakhstan, Luxembourg, Malaysia, Mexico, Namibia, Netherlands, Nicaragua, Panama, Paraguay, Peru, Philippines, Portugal, Poland, Romania, Russia, Singapore, South Africa, Spain, Switzerland, Taiwan, Thailand, Turkey, the United Arab Emirates, the United Kingdom, Uruguay, Venezuela and Vietnam. The Company leases a majority of the selling, service and administrative offices under operating lease agreements.

The Company considers that its properties are generally in good condition, are well maintained, and are generally suitable and adequate to carry on the Company’s business.

ITEM 3: LEGAL PROCEEDINGS
(dollars in thousands)

At December 31, 2011, the Company was a party to several lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the Company’s consolidated financial statements would not be materially affected by the outcome of those legal proceedings, commitments, or asserted claims.

In addition to the routine legal proceedings noted above the Company was a party to the lawsuits described below at December 31, 2011:

Securities and Shareholder Actions
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

Management believes any possible loss or range of loss associated with the putative federal securities class action cannot be estimated. The parties to the shareholder derivative lawsuit have agreed to a settlement of that action. The settlement, which requires court approval before it will become effective, is not anticipated to have a material impact on the Company's financial position or results of operations.

Labor and Wage Actions
On May 7, 2010, a purported collective action under the Fair Labor Standards Act was filed in the United States District Court for the Northern District of Florida alleging that field service employees of the Company nationwide were not paid for the time spent logging into the Company’s computer network in the morning, for travel to their first jobs and for meal periods that were supposedly automatically deducted from the employees’ pay but, allegedly, not taken (Nichols v. Diebold, Incorporated, Case No. 3:10cv150/RV/MD). The lawsuit sought unpaid overtime, liquidated damages equal to the amount of unpaid overtime and attorneys'

fees. In December 2010, the plaintiff voluntarily dismissed the lawsuit, which resulted in a tentative settlement in the amount of $9,500 subject to agreement on final settlement terms and court approval. This tentative settlement was recorded in selling and administrative expense in the fourth quarter of 2010. In July 2011, the parties agreed upon the final terms of the settlement. The case was then refiled so that court approval of the settlement could be sought, and on November 10, 2011, court approval was obtained.

Global Foreign Corrupt Practices Act (FCPA) Review
During the second quarter of 2010, while conducting due diligence in connection with a potential acquisition in Russia, the Company identified certain transactions and payments by its subsidiary in Russia (primarily during 2005 to 2008) that potentially implicate the FCPA, particularly the books and records provisions of the FCPA. As a result, the Company conducted a global internal review and collected information related to its global FCPA compliance. In the fourth quarter of 2010, the Company identified certain transactions within its Asia Pacific operation that occurred over the past several years that may also potentially implicate the FCPA. The Company continues to monitor its ongoing compliance with the FCPA.

The Company has voluntarily self-reported its findings to the SEC and the U.S. Department of Justice (DOJ) and is cooperating with these agencies in their review. The Company was previously informed that the SEC's inquiry had been converted to a formal, non-public investigation. The Company also received a subpoena for documents from the SEC and a voluntary request for documents from the DOJ in connection with the investigation. Because the SEC and DOJ investigations are ongoing, there can be no assurance that their review will not find evidence of additional transactions that potentially implicate the FCPA. At this time, the Company cannot predict the results of the government investigations and future resolution of these matters with the SEC and the DOJ could result in changes in management's estimates of losses, which could be material to the Company’s consolidated financial statements.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common shares of the Company are listed on the New York Stock Exchange with a symbol of “DBD.” The price ranges of common shares of the Company for the periods indicated below are as follows:

	2011		2010		2009
	High	Low	High	Low	High	Low
1st Quarter	$36.35	$30.20	$32.23	$26.47	$29.75	$19.04
2nd Quarter	37.12	29.26	35.18	24.22	27.55	20.77
3rd Quarter	33.89	24.70	31.59	25.72	33.17	24.76
4th Quarter	33.59	25.83	33.29	29.79	33.06	25.04

Full Year	$37.12	$24.70	$35.18	$24.22	$33.17	$19.04

There were approximately 46,984 shareholders at December 31, 2011, which includes an estimated number of shareholders who have shares held in their accounts by banks, brokers, and trustees for benefit plans and the agent for the dividend reinvestment plan.

On the basis of amounts paid and declared, the annualized dividends per share were $1.12, $1.08 and $1.04 in 2011, 2010 and 2009, respectively.

Information concerning the Company’s share repurchases made during the fourth quarter of 2011:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
October	114,172	$26.62	113,400	556,577
November	77,900	29.96	77,900	478,677
December	52,500	30.29	52,500	426,177
Total	244,572	$28.47	243,800

(1)	Includes 772 shares in October surrendered or deemed surrendered to the Company in connection with the Company’s stock-based compensation plans.

(2)
The Company repurchased 243,800 common shares in the fourth quarter of 2011 pursuant to its share repurchase plan. The total number of shares repurchased as part of the publicly announced share repurchase plan was 13,450,772 as of December 31, 2011. The plan was approved by the Board of Directors in April 1997. The Company may purchase shares from time to time in open market purchases or privately negotiated transactions. The Company may make all or part of the purchases pursuant to accelerated share repurchases or Rule 10b5-1 plans. The plan has no expiration date. The following table provides a summary of Board of Director approvals to repurchase the Company's outstanding common shares:

Total Number of Shares Approved for Repurchase
1997	2,000,000
2004	2,000,000
2005	6,000,000
2007	2,000,000
2011	1,876,949
13,876,949

PERFORMANCE GRAPH

The graph below compares the cumulative 5-year total return to shareholders on the Company's common stock relative to the cumulative total returns of the S&P 500 index, the S&P Midcap 400 index and two customized peer groups of forty-four companies and twenty-five companies, respectively, whose individual companies are listed in footnotes 1 and 2 below. The graph assumes that the value of the investment in the Company's common shares, in each index, and in each of the peer groups (including reinvestment of dividends) was $100 on December 31, 2006 and tracks it through December 31, 2011.

(1)
There are forty-four companies included in the company's first customized peer group which are: Actuant Corp., Agilent Technologies Inc, AI Claims Solutions PLC, Ametek Inc, Benchmark Electronics Inc, Brady Corp., Brinks Company (The), Cooper Industries PLC, Corning Inc, Crane Company, Curtiss Wright Corp., Deluxe Corp., Donaldson Company Inc, Dover Corp., Fiserv Inc, Flowserve Corp., FMC Technologies Inc, Goodrich Corp., Harman International Industries Inc, Harris Corp., Hubbell Inc, International Game Technology, Itron Inc, Lennox International Inc, Mantech International Corp., Mettler Toledo International Inco, Moog Inc, NCR Corp., Pall Corp., Pentair Inc, Perkinelmer Inc, Pitney-Bowes Inc, Rockwell Automation Inc, Rockwell Collins Inc, Roper Industries Inc, Sauer Danfoss Inc, SPX Corp., Teledyne Technologies Inc, Teleflex Inc, The Timken Company, Thomas & Betts Corp., Unisys Corp., Varian Medical Systems Inc and Waters Corp.

(2)
The twenty-five companies included in the company's second customized peer group are: Actuant Corp., Benchmark Electronics Inc, Brady Corp., Brinks Company (The) Coinstar Inc, Cooper Industries PLC, Dover Corp., Fidelity National Information Services I, Fiserv Inc, Flowserve Corp., Global Payments Inc, Imation Corp., International Game Technology, Logitech International SA, Mastercard Inc, Mettler Toledo International Inco, NCR Corp., Pitney-Bowes Inc, Rockwell Automation Inc, Sensata Technologies Holding NV, SPX Corp., The Timken Company, Unisys Corp., Western Union Company (The) and Woodward Inc.

The second customized peer group is the same peer group used by the Compensation Committee of our Board of Directors for purposes of benchmarking executive pay. Each year the Compensation Committee reviews the index, as companies may merge or be acquired, liquidated or otherwise disposed of, or may no longer be deemed to adequately represent our peers in the market. The customized peer group was decreased from 44 companies to 25 companies in 2011 because the Compensation Committee determined that the first customized peer group no longer represented an appropriately sized sampling of peer companies.

ITEM 6: SELECTED FINANCIAL DATA

The following table should be read in conjunction with “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II — Item 8 — Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in millions, except per share data)
Results of operations
Net sales	$2,836	$2,824	$2,718	$3,082	$2,888
Cost of sales	2,100	2,104	2,068	2,307	2,212
Gross profit	$736	$720	$650	$775	$677

Amounts attributable to Diebold, Incorporated
Income (loss) from continuing operations, net of tax	$144	$(21)	$73	$108	$98
Income (loss) from discontinued operations, net of tax	1	1	(47)	(19)	(58)
Net income (loss) attributable to Diebold, Incorporated	$145	$(20)	$26	$89	$40

Basic earnings per common share:
Income (loss) from continuing operations, net of tax	$2.24	$(0.31)	$1.10	$1.63	$1.49
Income (loss) from discontinued operations, net of tax	0.01	—	(0.71)	(0.29)	(0.89)
Net income (loss) attributable to Diebold, Incorporated	$2.25	$(0.31)	$0.39	$1.34	$0.60

Diluted earnings per common share:
Income (loss) from continuing operations, net of tax	$2.23	$(0.31)	$1.09	$1.62	$1.47
Income (loss) from discontinued operations, net of tax	0.01	—	(0.70)	(0.29)	(0.88)
Net income (loss) attributable to Diebold, Incorporated	$2.24	$(0.31)	$0.39	$1.33	$0.59

Number of weighted-average shares outstanding
Basic shares	64	66	66	66	66
Diluted shares	65	66	67	66	67

Dividends
Common dividends paid	$72	$72	$69	$67	$62
Common dividends paid per share	$1.12	$1.08	$1.04	$1.00	$0.94

Consolidated balance sheet data (as of period end)
Current assets	$1,732	$1,714	$1,588	$1,614	$1,594
Current liabilities	824	810	743	735	701
Net working capital	908	904	845	879	893
Property, plant and equipment, net	193	203	205	204	220
Total long-term liabilities	835	720	740	838	765
Total assets	2,517	2,520	2,555	2,538	2,595
Total equity	858	990	1,072	964	1,129

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2011
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
Management's discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes that appear elsewhere in this annual report on Form 10-K.

Introduction
Diebold, Incorporated is a global leader in providing integrated self-service delivery and security systems and services primarily to the financial, commercial, government, and retail markets. Founded in 1859, the Company today has more than 16,000 employees with representation in nearly 90 countries worldwide.

During the year, the Company accelerated its transformation into a world-class, software-led services provider aligned with the security, convenience and efficiency needs of its customers. Three essential pillars provide the Company a clear path toward reaching this future:

•	A strategy that leverages its leadership in software-led services, attuned with the needs of the Company's core global markets for financial self-service (FSS) and security solutions.

•
The financial capacity to implement that strategy and fund the investments necessary to drive growth, while preserving the ability to return value to shareholders in the form of reliable, growing dividends and, as appropriate, share repurchase.

•	A disciplined risk assessment process, focused on proactively identifying and mitigating potential risks to the Company's continued success.
The Company ended 2011 with strong performance in the fourth quarter, delivering on its goals for revenue and earnings growth, cash flow and fourth-quarter profitability in Europe, Middle East and Africa (EMEA). The strategy to leverage the Company's capabilities in services, software and innovation is beginning to pay dividends and is meeting the needs of its rapidly evolving markets. The Company believes this positions it for continued momentum in 2012 using its software-led services strategy and leading edge technology. While macroeconomic uncertainties remain, and several of its markets continue to encounter headwinds, the Company is optimistic about the potential for growth in the coming year.

Income (loss) from continuing operations attributable to Diebold, Incorporated, net of tax, for the year ended December 31, 2011 was $144,292 or $2.23 per share, an increase of $164,819 and $2.54 per share, respectively, from the year ended December 31, 2010. In 2010, the Company incurred a non-cash goodwill impairment charge of $168,714 associated with the Company’s EMEA business. Total revenue for the year ended December 31, 2011 was $2,835,848, up slightly compared to 2010. Income (loss) from continuing operations attributable to Diebold, Incorporated, net of tax, for the year ended December 31, 2010 was $(20,527) or $(0.31) per share, a decrease of $93,629 and $1.40 per share respectively, from the year ended December 31, 2009.

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

Several years ago, the Company launched its Diebold Integrated Services outsourcing business in North America. Initially the scale was small, generating about $5,000 in contract value in year one. In the ensuing years, we have achieved substantial growth in this business. During 2011, the Company signed new integrated services contracts exceeding $500,000 compared with $150,000 in 2010. For example, during the fourth quarter of 2011, the Company entered into an integrated services agreement with one of the largest financial institutions in North America. The Company will provide support to the financial institution's multivendor network of more than 4,400 automated teller machines (ATMs) in North America. The Company believes that the agreement is one of the largest North American integrated services agreements in the ATM industry to date, representing its growing services business.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2011
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

In addition to service and integrated services, another demand driver in the global ATM marketplace continued to be deposit automation. Among the largest U.S. national banks there has been extensive deployment of deposit automation-enabled terminals. Today, approximately 21 percent of ATMs globally are configured for automated deposits.
In addition, during 2011, the Company's already strong solution set was further enhanced with the introduction of the Opteva® Flex Performance Series (Flex), the most reliable self-service terminals the Company has ever offered. Flex combines traditional deposit automation capabilities with full currency recycling - an industry first. Highly adaptable, its configuration options make Flex well suited not only for North America, but also for deposit automation-intense markets such as Latin America, Asia Pacific and EMEA.
In its security business, the Company has an equal, if not greater, potential for a successful integrated services approach. Security challenges and the systems to address them have grown increasingly complex. That has created a greater appetite among financial institutions for outsourcing solutions, particularly in the areas of monitoring, services and software. Today the Company is bringing its expertise back into the financial sector with a focused effort to secure large, complex and technologically demanding projects. The Company has created new customer -focused teams that possess the high levels of specialized expertise in logical and enterprise security required in this business. The Company is leveraging best practices, and some of its best talent, from its FSS integrated services business to build the foundation for a new security outsourcing business.
Moving forward, the Company intends to create shareholder value by leveraging its growing advantage in software and services capabilities, taking advantage of key market opportunities around the world and further leveraging opportunities in the security business. Many opportunities lie ahead, and the Company will continue to invest in developing new software, services and security solutions, particularly in emerging markets.
Cost savings initiatives, restructuring and other charges
Over the past several years, the Company’s SmartBusiness (SB) initiatives have led to rationalization of product development, streamlined procurement, realignment of the Company’s manufacturing footprint and improved logistics. Building on that success, the Company's SB 300 initiatives in 2011 shifted the focus from reducing cost of sales to lowering operating expenses and are targeted to achieve an additional $100,000 in efficiencies by the end of 2013.

The Company is committed to making the strategic decisions that not only streamline operations, but also enhance its ability to serve its customers. The Company remains confident in its ability to continue to execute on cost-reduction initiatives, deliver solutions that help improve customers’ businesses and create shareholder value. During the years ended December 31, 2011, 2010 and 2009, the Company incurred pre-tax net restructuring charges of $26,182 or $0.32 per share, $4,183 or $0.05 per share and $25,203 or $0.27 per share, respectively. Restructuring charges in 2011 primarily related to the Company’s plan for the EMEA reorganization, which realigns resources and further leverages the existing shared services center. Restructuring charges in 2010 and 2009 primarily related to reduction in the Company’s global workforce.

Other charges and expense reimbursements consist of items that the Company has determined are non-routine in nature and are not expected to recur in future operations. Net non-routine expenses of $14,981 or $0.16 per share impacted the year ended December 31, 2011 compared to $16,234 or $0.21 per share and $15,144 or $0.27 per share in the same period of 2010 and 2009, respectively. Net non-routine expenses for 2011 consisted primarily of legal and compliance costs related to the Foreign Corrupt Practices Act (FCPA) investigation.

Business Drivers
The business drivers of the Company’s future performance include, but are not limited to:

•	demand for new service offerings, including integrated services and outsourcing;

•	demand for security products and services for the financial, enterprise, retail and government sectors;

•	timing of self-service equipment upgrades and/or replacement cycles, including deposit automation in mature markets such as the United States; and

•	high levels of deployment growth for new self-service products in emerging markets, such as Asia Pacific.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2011
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

The table below presents the changes in comparative financial data for the years ended December 31, 2011, 2010 and 2009. Comments on significant year-to-year fluctuations follow the table. The following discussion should be read in conjunction with the consolidated financial statements and the accompanying notes that appear elsewhere in this annual report on Form 10-K.

	Year ended December 31,
	2011			2010			2009
	Dollars	% of Net Sales	% Change	Dollars	% of Net Sales	% Change	Dollars	% of Net Sales
Net sales
Products	$1,283,490	45.3	(3.5)	$1,330,368	47.1	7.4	$1,238,346	45.6
Services	1,552,358	54.7	3.9	1,493,425	52.9	0.9	1,479,946	54.4
	2,835,848	100.0	0.4	2,823,793	100.0	3.9	2,718,292	100.0
Cost of sales
Products	961,706	33.9	(4.2)	1,003,923	35.6	6.3	944,090	34.7
Services	1,138,213	40.1	3.4	1,100,305	39.0	(2.1)	1,124,202	41.4
	2,099,919	74.0	(0.2)	2,104,228	74.5	1.7	2,068,292	76.1
Gross profit	735,929	26.0	2.3	719,565	25.5	10.7	650,000	23.9
Selling and administrative expense	501,186	17.7	6.0	472,956	16.7	11.3	424,875	15.6
Research, development and engineering expense	78,108	2.8	5.2	74,225	2.6	3.1	72,026	2.6
Impairment of assets	2,962	0.1	N/M	175,849	6.2	N/M	2,500	0.1
(Gain) loss on sale of assets, net	(1,921)	(0.1)	15.5	(1,663)	(0.1)	N/M	7	—
	580,335	20.5	(19.6)	721,367	25.5	44.4	499,408	18.4
Operating profit (loss)	155,594	5.5	N/M	(1,802)	(0.1)	(101.2)	150,592	5.5
Other expense, net	8,798	0.3	N/M	(595)	—	97.8	(26,785)	(1.0)
Income (loss) from continuing operations before taxes	164,392	5.8	N/M	(2,397)	(0.1)	(101.9)	123,807	4.6
Taxes on income	12,815	0.5	(12.0)	14,561	0.5	(67.3)	44,477	1.6
Income (loss) from continuing operations	151,577	5.3	N/M	(16,958)	(0.6)	(121.4)	79,330	2.9
Income (loss) from discontinued operations, net of tax	523	—	90.2	275	—	(102.8)	(9,884)	(0.4)
Loss on sale of discontinued operations, net of tax	—	—	N/A	—	—	N/A	(37,192)	(1.4)
Net income (loss)	152,100	5.4	N/M	(16,683)	(0.6)	(151.7)	32,254	1.2
Net income attributable to noncontrolling interests	7,285	0.3	104.1	3,569	0.1	(42.7)	6,228	0.2
Net income (loss) attributable to Diebold, Incorporated	$144,815	5.1	N/M	$(20,252)	(0.7)	(177.8)	$26,026	1.0

Amounts attributable to Diebold, Incorporated
Income (loss) from continuing operations, net of tax	$144,292	5.1		$(20,527)	(0.7)		$73,102	2.7
Income (loss) from discontinued operations, net of tax	523	—		275	—		(47,076)	(1.7)
Net income (loss) attributable to Diebold, Incorporated	$144,815	5.1		$(20,252)	(0.7)		$26,026	1.0

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2011
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

RESULTS OF OPERATIONS
2011 comparison with 2010
Net Sales
The following table represents information regarding our net sales for the years ended December 31:

	2011	2010	$ Change	% Change
Net sales	$2,835,848	$2,823,793	$12,055	0.4

FSS sales in 2011 increased by $91,156 or 4.5 percent compared to 2010. The increase in FSS sales included a net favorable currency impact of $45,972, of which approximately 50 percent related to the Brazilian real. The following division highlights include the impact of foreign currency. Diebold North America (DNA) increased $107,193 or 14.1 percent due to continued growth within the U.S. regional bank business with customer demand focused on meeting regulatory requirements and providing deposit automation technology. Diebold International (DI) sales decreased by $16,037 or 1.2 percent related to the following: Latin America, including Brazil, decreased $58,343 or 10.0 percent, EMEA decreased $5,487 or 1.6 percent and Asia Pacific increased $47,793 or 13.6 percent. The decrease in Latin America, including Brazil, was driven mainly from lower volume in Brazil paired with improvement across most of Latin America. The decrease in EMEA was influenced by lower volumes in Europe, partially offset with growth in Africa. The increase in Asia Pacific resulted from additional volume in several countries most notably China and India.
Security solutions sales in 2011 decreased by $24,843 or 3.9 percent compared to 2010. DNA decreased $22,756 or 4.1 percent compared to the prior year and DI decreased by $2,087 or 2.9 percent. The reduction in DNA was influenced by lower product volumes in the U.S. regional and national bank business. The DI variance was due to a reduction in Asia Pacific mostly from Australia, partially offset by improvement in Latin America compared to 2010.
The Brazil-based lottery and election systems sales decreased $54,258 or 36.9 percent in 2011 compared to 2010. This decrease was driven by a $47,767 reduction in election sales as well as a $6,491 decrease in lottery sales compared to 2010. Election sales decreased due to cyclical purchasing decisions within the country.
Gross Profit
The following table represents information regarding our gross profit for the years ended December 31:

	2011	2010	$ Change	% Change
Gross profit - products	$321,784	$326,445	$(4,661)	(1.4)
Gross profit - services	414,145	393,120	21,025	5.3
Total gross profit	$735,929	$719,565	$16,364	2.3

Gross margin - products	25.1%	24.5%
Gross margin - services	26.7%	26.3%
Total gross margin	26.0%	25.5%

The increase in product gross margin was driven by DNA with higher volumes and favorable customer mix, primarily from the U.S. regional bank business as well as favorable absorption in the U.S. manufacturing plants due to higher production volume. Partially offsetting these improvements, a reduction in DI was related mostly to lower volume in Brazil paired with lower margins across most of the other geographies. Additionally, the total product gross margin in 2011 and 2010 included restructuring charges of $3,905 and $1,163, respectively.
The increase in service gross margin resulted from operational cost efficiencies in Brazil as well as growth in DNA, Asia Pacific and Latin America. Partially offsetting these increases, EMEA realized lower margin mostly due to higher restructuring charges in 2011 related to the EMEA reorganization. Total service gross margin for 2011 included $10,678 of restructuring charges compared to $540 of charges in the same period of 2010.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2011
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

Operating Expenses
The following table represents information regarding our operating expenses for the years ended December 31:

	2011	2010	$ Change	% Change
Selling and administrative expense	$501,186	$472,956	$28,230	6.0
Research, development and engineering expense	78,108	74,225	3,883	5.2
Impairment of assets	2,962	175,849	(172,887)	(98.3)
Gain on sale of assets, net	(1,921)	(1,663)	(258)	15.5
Total operating expenses	$580,335	$721,367	$(141,032)	(19.6)

Selling and administrative expense increased in 2011 compared to 2010 due to higher compensation and benefits, $7,976 of unfavorable currency impact, higher restructuring expenses and lower non-routine income, partially offset with a reduction in non-routine expenses. Selling and administrative expense in 2011 and 2010 included net, non-routine expense of $13,230 and $16,234, respectively. Net non-routine expense in 2011 primarily pertained to legal, consultative, audit and severance costs related to the FCPA investigation. Net non-routine expense in 2010 included settlement and legal fees related to an employment class action lawsuit and legal and professional fees driven by the FCPA investigation, partially offset by non-routine income of $4,148 consisting of reimbursements from the Company's director and officer insurance carriers. In addition, selling and administrative expense included $11,607 and $3,809 of restructuring charges in 2011 and 2010, respectively. The 2011 restructuring charges related primarily to the EMEA reorganization.
Research, development and engineering expense as a percent of net sales in 2011 and 2010 was 2.8 percent and 2.6 percent, respectively. The increase as a percent of net sales was due to higher project volume and focus on innovation.
The impairment charges in 2011 resulted from non-cash intangible asset impairments related primarily to prior acquisitions. The impairment charges in 2010 resulted from a $168,714 non-cash goodwill impairment charge associated with the Company's EMEA business, an impairment related to customer contract intangible assets and an other-than-temporary impairment related to a cost method investment.
Operating Profit (Loss)
The following table represents information regarding our operating profit (loss) for the years ended December 31:

	2011	2010	$ Change	% Change
Operating profit (loss)	$155,594	$(1,802)	$157,396	NM
Operating profit (loss) margin	5.5%	(0.1)%

The increase in operating profit in 2011 compared to 2010 resulted from a decrease in operating expenses mostly related to a reduction in impairment charges in EMEA, partially offset by an increase in other operating expenses noted above. In addition, operating profit increased due to improved product and service margins and an increased service revenue base.

Other Income (Expense)
The following table represents information regarding our other income (expense) for the years ended December 31:

	2011	2010	$ Change	% Change
Investment income	$41,663	$34,545	$7,118	20.6
Interest expense	(34,456)	(37,887)	(3,431)	(9.1)
Foreign exchange gain (loss), net	3,095	(1,301)	4,396	N/M
Miscellaneous, net	(1,504)	4,048	(5,552)	N/M
Other income (expense)	$8,798	$(595)	$9,393	N/M

Investment income in 2011 was favorable compared to 2010, driven primarily by Brazil, with a combination of increased investment and favorable currency impact. The improvement in foreign exchange was influenced by the realization of favorable currency positions. Interest expense was favorable compared to the same period in 2010 due to favorable interest rates and lower fees.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2011
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

Income (Loss) from Continuing Operations
The following table represents information regarding our income (loss) from continuing operations for the years ended December 31:

	2011	2010	$ Change	% Change
Income (loss) from continuing operations, net of tax	$151,577	$(16,958)	$168,535	N/M
Percent of net sales	5.3%	(0.6)%
Effective tax rate	7.8%	607.5%

The increase in net income from continuing operations in 2011 compared to 2010 resulted from lower operating expenses related to the 2010 non-cash goodwill impairment charge that did not recur in 2011, higher gross profit and favorable other income. The effective tax rate in 2011 was positively impacted by an approximately $28,000 valuation allowance released in Brazil. Sustained improvement in operating results, combined with a more favorable outlook for business in Brazil, triggered the release of this valuation allowance on deferred tax assets. The effective tax rate in 2010 was negatively impacted by the impairment of non-deductible goodwill.

Segment Revenue and Operating Profit Summary
The following table represents information regarding our revenue by reporting segment for the years ended December 31:

	2011	2010	$ Change	% Change
DNA	$1,405,018	$1,320,581	$84,437	6.4
DI	1,430,830	1,503,212	(72,382)	(4.8)
Total net sales	$2,835,848	$2,823,793	$12,055	0.4

The increase in DNA net sales was due to higher FSS product volume in both the U.S. regional and national bank business. In addition, higher volume was also realized in managed and other services. Partially offsetting the increases, a reduction in security products was realized in both the U.S. regional and national bank business.
The decrease in DI net sales was due primarily to lower FSS and election systems volume in Brazil, partially offset by a net favorable currency impact of $58,917, of which approximately 59 percent related to Brazil. These decreases were also partially offset by service revenue growth in Asia Pacific compared to 2010.

The following table represents information regarding our operating profit (loss) by reporting segment for the years ended December 31:

	2011	2010	$ Change	% Change
DNA	$128,151	$81,444	$46,707	57.3
DI	27,443	(83,246)	110,689	N/M
Total operating profit (loss)	$155,594	$(1,802)	$157,396	N/M

DNA operating profit for 2011 increased by $46,707 or 57.3 percent compared to 2010. The increase was driven primarily by higher FSS product volume in the U.S. regional bank business, improvement in U.S. installation related to higher volume and cost efficiencies as well as a reduction in non-routine expenses. These increases were partially offset with an increase in operating expense related mostly to higher compensation and benefits as well as lower non-routine income.
DI operating profit for 2011 increased by $110,689 compared to 2010 primarily due to a non-cash goodwill impairment charge of $168,714 incurred in 2010 associated with the Company's EMEA business. Partially offsetting this improvement were lower FSS and election systems sales in Brazil, higher restructuring expenses related mostly to the EMEA reorganization and higher operational expenses across geographies.
Refer to note 19 to the consolidated financial statements for further details of segment revenue and operating profit.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2011
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

2010 comparison with 2009
Net Sales
The following table represents information regarding our net sales for the years ended December 31:

	2010	2009	$ Change	% Change
Net sales	$2,823,793	$2,718,292	$105,501	3.9

FSS sales in 2010 decreased by $22,761 or 1.1 percent compared to 2009. The decrease in FSS sales included a net favorable currency impact of $68,929, of which $55,896 related to the Brazilian real. North America decreased $34,249 or 4.3 percent due to reduced volume in the U.S. national bank business as 2009 included a large project for a customer that upgraded the majority of its ATM install base with our deposit automation solution. The project began in the second half of 2008 and was completed in the second quarter of 2009. Latin America including Brazil increased by $19,050 or 3.4 percent due to a net favorable currency impact partially offset by declines in volume. EMEA increased slightly year over year as the poor economic conditions experienced in 2009 continued into 2010.
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

Gross Profit
The following table represents information regarding our gross profit for the years ended December 31:

	2010	2009	$ Change	% Change
Gross profit - products	326,445	294,256	32,189	10.9
Gross profit - services	393,120	355,744	37,376	10.5
Total gross profit	$719,565	$650,000	$69,565	10.7

Gross margin - products	24.5%	23.8%
Gross margin - services	26.3%	24.0%
Total gross margin	25.5%	23.9%

Product gross margin was 24.5 percent in 2010 compared to 23.8 percent in 2009. The increase in product margin resulted from favorable product solution and customer mix primarily attributed to Brazil voting and lottery solutions, which tend to have a higher margin than FSS solutions in Brazil and the U.S. national bank customer mix. Additionally, product gross margin in 2010 included restructuring charges of $1,163 compared to $5,348 in 2009. Restructuring charges in 2010 and 2009 primarily related to global manufacturing realignment and workforce reductions.
Service gross margin was 26.3 percent in 2010 compared to 24.0 percent in 2009. The service margin improvement was driven by improved productivity and lower service parts scrap expense in the United States. Service margin was also favorably impacted by increased part sales and higher margin performance in Asia Pacific. Additionally, 2010 included restructuring charges of $540 compared to restructuring charges of $7,488 in 2009. Restructuring charges in 2010 related primarily to workforce reductions and charges in 2009 related to workforce reductions and service branch consolidation, as well as employee severance costs in connection with the Company’s sale of certain assets and liabilities in Argentina.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2011
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

Operating Expenses
The following table represents information regarding our operating expenses for the years ended December 31:

	2010	2009	$ Change	% Change
Selling and administrative expense	$472,956	$424,875	$48,081	11.3
Research, development and engineering expense	74,225	72,026	2,199	3.1
Impairment of assets	175,849	2,500	173,349	N/M
(Gain) loss on sale of assets, net	(1,663)	7	(1,670)	N/M
Total operating expenses	$721,367	$499,408	$221,959	44.4

Selling and administrative expense in 2010 included an unfavorable currency impact of $8,644, as well as increased healthcare and other employee related expenses. Selling and administrative expenses were adversely affected by non-routine expenses of $20,382 and $1,467 in 2010 and 2009, respectively. Net non-routine expenses in 2010 included a settlement and legal fees related to an employment class action lawsuit and higher legal and professional fees driven by the FCPA investigation. Selling and administrative expense in 2010 and 2009 included expense reimbursements of $4,148 and $11,323, respectively, from the Company’s director and officer insurance carriers related to legal and other expenses incurred as part of the civil charges levied during the SEC investigation, which were settled in June 2010. In addition, selling and administrative expense included $3,809 and $10,276 of restructuring charges in 2010 and 2009, respectively. The 2010 restructuring charges related mainly to workforce reductions that focused on North America to align backoffice support with market changes and the 2009 restructuring charges primarily related to workforce reductions, employee severance costs in connection with the Company’s sale of certain assets and liabilities in Argentina and service branch consolidation.
Research, development and engineering expense as a percent of net sales in 2010 and 2009 was flat at 2.6 percent in both years. Additionally, research, development and engineering expense included an unfavorable currency impact of $1,489. A net restructuring benefit of $143 resulted in 2010, while restructuring charges of $2,091 occurred in 2009 related to product development rationalization.
A non-cash goodwill impairment charge of $168,714 was incurred in 2010 associated with the Company’s EMEA business. Due to the operational challenges experienced in the EMEA region over the past few quarters and the negative business impact related to potential FCPA compliance issues within the region, management has reduced its near-term earnings outlook for the EMEA business unit, resulting in the goodwill impairment. In the third quarter of 2010, the Company recorded a $3,000 other than temporary impairment related to a cost method investment. The Company determined this investment was fully impaired as of September 30, 2010 due to a decline in fair value. In addition, an impairment charge of approximately $4,100 was incurred in 2010 related to intangible assets of TFE Technology Holdings (TFE). The intangible assets for a customer contract at the time of acquisition were fully impaired in the second quarter of 2010. An impairment charge of $2,500 was incurred in the fourth quarter of 2009 related to the discontinuation of the brand name Firstline, Incorporated.
Operating (Loss) Profit
The following table represents information regarding our operating (loss) profit for the years ended December 31:

	2010	2009	$ Change	% Change
Operating (loss) profit	$(1,802)	$150,592	$(152,394)	(101.2)
Operating (loss) profit margin	(0.1)%	5.5%

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2011
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

Other Income (Expense)
The following table represents information regarding our other income (expense) for the years ended December 31:

	2010	2009	$ Change	% Change
Investment income	$34,545	$29,016	$5,529	19.1
Interest expense	(37,887)	(35,452)	2,435	6.9
Foreign exchange loss, net	(1,301)	(922)	379	41.1
Miscellaneous, net	4,048	(19,427)	23,475	120.8
Other income (expense)	$(595)	$(26,785)	$26,190	(97.8)

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

(Loss) Income from Continuing Operations
The following table represents information regarding our income from continuing operations for the years ended December 31:

	2010	2009	$ Change	% Change
(Loss) income from continuing operations, net of tax	(16,958)	79,330	(96,288)	(121.4)
Percent of net sales	(0.6)	2.9
Effective tax rate	607.5%	35.9%

The decrease in (loss) income from continuing operations was related to higher operating expenses inclusive of the impairment charges in 2010, partially offset by the SEC charge of $25,000 in 2009 and higher gross profit in 2010. The increase in the effective tax rate was due to the impairment of nondeductible goodwill and was partially offset by a benefit resulting from the release of a valuation allowance at a foreign subsidiary and foreign rate differential.

Income (Loss) from Discontinued Operations
The following table represents information regarding our income (loss) from discontinued operations for the years ended December 31:

	2010	2009	$ Change	% Change
Income (loss) from discontinued operations, net of tax	$275	$(47,076)	$47,351	100.6

Included in the 2010 income (loss) from discontinued operations, net of tax, were costs related to the sale of the U.S.-based elections systems business and the December 2008 discontinuance of the Company’s EMEA-based enterprise security business. In addition, during the third quarter of 2010, the Company finalized and filed its 2009 consolidated U.S. federal tax return and recorded an additional tax benefit of $2,147 included within the income (loss) from discontinued operations. Included in the 2009 income (loss) from discontinued operations, net of tax, were the $37,192 loss on the sale of the U.S.-based elections systems business, the results of the U.S. elections systems business and costs related to the December 2008 discontinuance of the Company’s EMEA-based enterprise security business. Refer to note 20 to the consolidated financial statements for further details of discontinued operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2011
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

Segment Revenue and Operating Profit Summary
The following table represents information regarding our revenue by reporting segment for the years ended December 31:

	2010	2009	$ Change	% Change
DNA	$1,320,581	$1,382,461	$(61,880)	(4.5)
DI	1,503,212	1,335,831	167,381	12.5
Total net sales	$2,823,793	$2,718,292	$105,501	3.9

DNA net sales of $1,320,581 in 2010 decreased $61,880 or 4.5 percent compared to 2009. The decrease in DNA net sales was due to decreased product volume in the national and regional bank businesses, as well as the corresponding installation revenue, partially offset by increased U.S. service volume and higher sales in Canada.
DI net sales of $1,503,212 in 2010 increased by $167,381 or 12.5 percent compared to the same period of 2009, which included a net favorable currency fluctuation of $68,632, of which $56,543 related to the Brazilian real. The increase in DI net sales was driven by higher volume in Brazil primarily due to election systems revenue as well as increased sales in Latin America.
The following table represents information regarding our operating profit (loss) by reporting segment for the years ended December 31:

	2010	2009	$ Change	% Change
DNA	81,444	77,109	4,335	5.6
DI	(83,246)	73,483	(156,729)	(213.3)
Total operating (loss) profit	(1,802)	150,592	(152,394)	(101.2)
DNA operating profit in 2010 increased by $4,335 or 5.6 percent compared to 2009. Operating profit was favorably affected by higher service profitability attributable to continued productivity gains and lower service parts scrap expense. DNA operating profit was also favorably affected by higher product margin in the national bank business. DNA operating profit was unfavorably impacted by higher operating expenses including $9,786 in settlement and legal fees related to an employment class-action lawsuit and $7,096 of impairment charges related to a cost-method investment and customer contract intangible assets of TFE.
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
LIQUIDITY AND CAPITAL RESOURCES
Capital resources are obtained from income retained in the business, borrowings under the Company’s senior notes, committed and uncommitted credit facilities, long-term industrial revenue bonds and operating and capital leasing arrangements. Management expects that the Company’s capital resources will be sufficient to finance planned working capital needs, research and development activities, investments in facilities or equipment, pension contributions, the payment of dividends on the Company’s common shares and the purchase of the Company’s common shares for at least the next 12 months. At December 31, 2011, approximately $597,467 or 96.2 percent of the Company’s cash and cash equivalents and short-term investments reside in international tax jurisdictions. Repatriation of these funds could be negatively impacted by potential foreign and domestic taxes. Part of the Company’s growth strategy is to pursue strategic acquisitions. The Company has made acquisitions in the past and intends to make acquisitions in the future. The Company intends to finance any future acquisitions with either cash and short-term investments, cash provided from operations, borrowings under available credit facilities, proceeds from debt or equity offerings and/or the issuance of common shares.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2011
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

The following table summarizes the results of our consolidated statement of cash flows for the years ended December 31:

Net cash flow provided by (used in):	2011	2010	2009
Operating activities	$215,397	$273,353	$296,882
Investing activities	(90,706)	(164,756)	(90,778)
Financing activities	(123,535)	(111,100)	(130,988)
Effect of exchange rate changes on cash and cash equivalents	4,106	2,735	11,874
Net increase in cash and cash equivalents	$5,262	$232	$86,990

During 2011, the Company generated $215,397 in cash from operating activities, a decrease of $57,956 from 2010. Cash flows from operating activities are generated primarily from operating income and managing the components of working capital. Cash flows from operating activities during the year ended December 31, 2011 were negatively affected by a $69,066 change in refundable income taxes related to significant 2010 refunds that did not recur at the same level in 2011, as well as unfavorable changes in inventories, prepaid expenses, accounts payable, pension and other postretirement benefits and certain other assets and liabilities. These changes were partially offset by the sale of finance receivables, favorable changes in trade receivables, other current assets, deferred revenue and deferred income taxes.
Net cash used for investing activities was $90,706 in 2011, a decrease of $74,050 from 2010. The decrease was primarily due to a $41,797 decrease in net payments for purchases of investments, an increase of $3,401 in proceeds from sale of fixed assets and a change of $32,110 in purchases of finance receivables, net of cash collected. These activities were partially offset by an increase of $3,455 in capital expenditures.
Net cash used for financing activities was $123,535 in 2011, an increase of $12,435 from 2010. The increase was primarily due to an increase of common share repurchases of $86,046 and an increase of $4,642 in distributions to noncontrolling interest holders. This was partially offset by a change of $79,154 in net debt activity.
Benefit Plans The Company expects to contribute $15,814 to its pension plans during the year ending December 31, 2012. Beyond 2012, minimum statutory funding requirements for the Company's U.S. pension plans may become significant. However, the actual amounts required to be contributed are dependent upon, among other things, interest rates, underlying asset returns and the impact of legislative or regulatory actions related to pension funding obligations. The Company has adopted a pension investment policy designed to achieve an adequate funded status based on expected benefit payouts and to establish an asset allocation that will meet or exceed the return assumption while maintaining a prudent level of risk. The plan's target asset allocation adjusts based on the plan's funded status. As the funded status improves or declines, the debt security target allocation will increase and decrease, respectively.
Payments due under the Company's other postretirement benefit plans are not required to be funded in advance, but are paid as medical costs are incurred by covered retirees, and are principally dependent upon the future cost of retiree medical benefits under these plans. We expect the other postretirement benefit plan payments to approximate $1,735 in 2012, net of a benefit of approximately $205 from the Medicare prescription subsidy. Refer to note 12 to the consolidated financial statements for further discussion of the Company's pension and other postretirement benefit plans.
Dividends The Company paid dividends of $72,901, $71,900 and $69,451 in the years ended December 31, 2011, 2010 and 2009, respectively. Annualized dividends per share were $1.12, $1.08 and $1.04 for the years ended December 31, 2011, 2010 and 2009, respectively. The quarterly 2012 cash dividend, which represents $1.14 per share on an annualized basis, marks the Company's 59th consecutive annual dividend increase.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2011
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

Contractual Obligations The following table summarizes the Company’s approximate obligations and commitments to make future payments under contractual obligations as of December 31, 2011:

		Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Minimum operating lease obligations	$143,794	$43,192	$56,330	$33,034	$11,238
Debt	627,876	21,722	76,767	467,347	62,040
Interest on debt (1)	94,143	23,922	37,881	27,847	4,493
Purchase commitments	3,091	3,091	—	—	—
Total	$868,904	$91,927	$170,978	$528,228	$77,771

(1)	Amounts represent estimated contractual interest payments on outstanding long-term debt and notes payable. Rates in effect as of December 31, 2011 are used for variable rate debt.

At December 31, 2011, the Company also had uncertain tax positions of $12,636, for which there is a high degree of uncertainty as to the expected timing of payments (refer to note 4 to the consolidated financial statements).

As of December 31, 2011, the Company had various international short-term uncommitted lines of credit with borrowing limits of $101,530. The weighted-average interest rate on outstanding borrowings on the short-term uncommitted lines of credit as of December 31, 2011 and 2010 was 4.23 percent and 3.01 percent, respectively. Short-term uncommitted lines mature in less than one year. The amount available under the short-term uncommitted lines at December 31, 2011 was $79,958.

In June 2011, the Company entered into a new five-year credit facility, which replaced its previous credit facility. The Company used borrowings of approximately $330,000 under the new credit facility to repay all amounts outstanding under (and terminated) the previous credit facility. As of December 31, 2011, the Company had borrowing limits under the new credit facility totaling $500,000. Under the terms of the credit facility agreement, the Company has the ability, subject to various approvals, to increase the borrowing limits by $250,000. Up to $50,000 of the revolving credit facility is available under a swing line subfacility. The weighted-average interest rate on outstanding credit facility borrowings as of December 31, 2011 and 2010 was 1.49 percent and 2.71 percent, respectively, which is variable based on the London Interbank Offered Rate (LIBOR). The amount available under the new credit facility as of December 31, 2011 was $209,000. The Company incurred $1,876 of fees to its creditors in conjunction with the new credit facility, which will be amortized as a component of interest expense over the term of the facility.

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

The Company’s financing agreements contain various restrictive financial covenants, including net debt to capitalization and net interest coverage ratios. As of December 31, 2011, the Company was in compliance with the financial covenants in its debt agreements.

Off-Balance Sheet Arrangements The Company enters into various arrangements not recognized in the consolidated balance sheets that have or could have an effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources. The principal off-balance sheet arrangements that the Company enters into are guarantees and sales of finance receivables. The Company provides its global operations guarantees and standby letters of credit through various financial institutions to suppliers, regulatory agencies and insurance providers. If the Company is not able to make payment, the suppliers, regulatory agencies and insurance providers may draw on the pertinent bank. Refer to note 14 to the consolidated financial statements for further details of guarantees. The Company has sold finance receivables to financial institutions while continuing to service the receivables. The Company records these sales by removing finance receivables from the consolidated balance sheets and recording gains and losses in the consolidated statement of operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2011
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidated financial statements. The consolidated financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of the accompanying consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities and reported amounts of revenues and expenses. Such estimates include revenue recognition, the valuation of trade receivables, inventories, goodwill, intangible assets, other long-lived assets, legal contingencies, guarantee obligations, and assumptions used in the calculation of income taxes, pension and postretirement benefits and customer incentives, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors. Management monitors the economic conditions and other factors and will adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.

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

Revenue Recognition In general, the Company records revenue when it is realized, or realizable and earned. The application of U.S. GAAP revenue recognition principles to the Company's customer contracts requires judgment, including the determination of whether an arrangement includes multiple deliverables such as hardware, software, maintenance and/or other services. For contracts that contain multiple deliverables, total arrangement consideration is allocated at the inception of the arrangement to each deliverable based on the relative selling price method. The relative selling price method is based on a hierarchy consisting of vendor specific objective evidence (VSOE) (price sold on a stand-alone basis), if available, or third-party evidence (TPE), if VSOE is not available, or estimated selling price (ESP) if neither VSOE nor TPE is available. The Company's ESP is consistent with the objective of determining VSOE, which is the price at which we would expect to transact on a stand-alone sale of the deliverable. The determination of ESP is based on applying significant judgment to weigh a variety of company-specific factors including our pricing practices, customer volume, geography, internal costs and gross margin objectives, information gathered from experience in customer negotiations, recent technological trends and competitive landscape. In contracts that involve multiple deliverables, maintenance services are typically accounted for under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 605-20 Separately Priced Extended Warranty and Product Maintenance Contracts. There have been no material changes to these estimates for the periods presented and the Company believes that these estimates generally should not be subject to significant changes in the future. However, changes to deliverables in future arrangements could materially impact the amount of earned or deferred revenue.

For sales of software, which excludes software required for the equipment to operate as intended, the Company applies the software revenue recognition principles within FASB ASC 985-605, Software - Revenue Recognition. For software and software-related deliverables (software elements), the Company allocates revenue based upon the relative fair value of these deliverables as determined by VSOE. If the Company cannot obtain VSOE for any undelivered software element, revenue is deferred until all deliverables have been delivered or until VSOE can be determined for any remaining undelivered software elements. When the fair value of a delivered element has not been established, but fair value evidence exists for the undelivered software elements, the Company uses the residual method to recognize revenue. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement consideration is allocated to the delivered elements and recognized as revenue. Determination of amounts deferred for software support requires judgment about whether the deliverables can be divided into more than one unit of accounting and whether the separate deliverables have value to the customer on a stand-alone basis. There have been no material changes to these deliverables for the periods presented. However, changes to deliverables in future arrangements and the ability to establish VSOE could affect the amount and timing of revenue recognition.

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
AND RESULTS OF OPERATIONS as of December 31, 2011
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

Company’s credit evaluation process and the geographical dispersion of sales transactions from a large number of individual customers.

Inventory Reserves At each reporting period, the Company identifies and writes down its excess and obsolete inventories to net realizable value based on usage forecasts, order volume and inventory aging. With the development of new products, the Company also rationalizes its product offerings and will write-down discontinued product to the lower of cost or net realizable value.

Goodwill The Company tests all existing goodwill at least annually for impairment on a reporting unit basis. The Company’s reporting units are defined as Domestic and Canada, Brazil, Latin America, Asia Pacific and EMEA. In 2011, the Company adopted the provisions of FASB Accounting Standards Update (ASU) 2011-08, Testing Goodwill for Impairment, and performed a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. In evaluating whether it is more likely than not the fair value of a reporting unit is less than its carrying amount, the Company considers the following events and circumstances, among others, if applicable: (a) macroeconomic conditions such as general economic conditions, limitations on accessing capital or other developments in equity and credit markets; (b) industry and market considerations such as competition, multiples or metrics and changes in the market for the Company's products and services or regulatory and political environments; (c) cost factors such as raw materials, labor or other costs, (d) overall financial performance such as cash flows, actual and planned revenue and earnings compared with actual and projected results of relevant prior periods; (e) other relevant events such as changes in key personnel, strategy or customers; (f) changes in the composition of a reporting unit's assets or expected sales of all or a portion of a reporting unit; and (g) any sustained decrease in share price. If the Company's qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the two-step impairment test described below is used to identify potential goodwill impairment and measure the amount of any impairment loss to be recognized.

In 2010 and 2009, goodwill was reviewed for impairment based on a two-step test. In the first step, the Company compares the fair value of each reporting unit with its carrying value. The fair value is determined based upon discounted estimated future cash flows as well as the market approach or guideline public company method. The Company’s Step 1 impairment test of goodwill of a reporting unit is based upon the fair value of the reporting unit, defined as the price that would be received to sell the net assets or transfer the net liabilities in an orderly transaction between market participants at the assessment date (November 30). In the event that the net carrying amount exceeds the fair value, a Step 2 test must be performed whereby the fair value of the reporting unit’s goodwill must be estimated to determine if it is less than its net carrying amount.

The techniques used in the Company's qualitative assessments, Step 1 impairment test and if necessary, Step 2 impairment test have incorporated a number of assumptions that the Company believes to be reasonable and to reflect market conditions forecast at the assessment date. Assumptions in estimating future cash flows are subject to a high degree of judgment. The Company makes all efforts to forecast future cash flows as accurately as possible with the information available at the time a forecast is made. To this end, the Company evaluates the appropriateness of its assumptions as well as its overall forecasts by comparing projected results of upcoming years with actual results of preceding years and validating that differences therein are reasonable. Key assumptions, all of which are Level 3 inputs (refer to note 18 of the consolidated financial statements), relate to price trends, material costs, discount rate, customer demand, and the long-term growth and foreign exchange rates. A number of benchmarks from independent industry and other economic publications were also used. Changes in assumptions and estimates after the assessment date may lead to an outcome where impairment charges would be required in future periods. Specifically, actual results may vary from the Company’s forecasts and such variations may be material and unfavorable, thereby triggering the need for future impairment tests where the conclusions may differ in reflection of prevailing market conditions.

The annual goodwill impairment tests for 2011 and 2009 resulted in no impairment in any of the Company’s reporting units. Management concluded during the Company’s annual goodwill impairment test for 2010 that all of the Company’s goodwill within the EMEA reporting unit was not recoverable and recorded a $168,714 non-cash impairment charge during the fourth quarter 2010.

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
AND RESULTS OF OPERATIONS as of December 31, 2011
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

Pensions and Other Postretirement Benefits Annual net periodic expense and benefit liabilities under the Company’s defined benefit plans are determined on an actuarial basis. Assumptions used in the actuarial calculations have a significant impact on plan obligations and expense. Annually, management and the Investment Committee of the Board of Directors review the actual experience compared with the more significant assumptions used and make adjustments to the assumptions, if warranted. The discount rate is determined by analyzing the average return of high-quality (i.e., AA-rated) fixed-income investments and the year-over-year comparison of certain widely used benchmark indices as of the measurement date. The expected long-term rate of return on plan assets is determined using the plans’ current asset allocation and their expected rates of return based on a geometric averaging over 20 years. The rate of compensation increase assumptions reflects the Company’s long-term actual experience and future and near-term outlook. Pension benefits are funded through deposits with trustees. Other postretirement benefits are not funded and the Company’s policy is to pay these benefits as they become due.

The following table represents assumed health care cost trend rates at December 31:

	2011	2010
Healthcare cost trend rate assumed for next year	8.0%	7.4%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.2%	4.2%
Year that rate reaches ultimate trend rate	2099	2099

The healthcare trend rates are reviewed based upon the results of actual claims experience. The Company used healthcare cost trends of 8.0 percent and 7.4 percent in 2012 and 2011, respectively, decreasing to an ultimate trend of 4.2 percent in 2099 for both medical and prescription drug benefits using the Society of Actuaries Long Term Trend Model with assumptions based on the 2008 Medicare Trustees’ projections. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

	One-Percentage-Point Increase	One-Percentage-Point Decrease
Effect on total of service and interest cost	$58	$(52)
Effect on other postretirement benefit obligation	1,010	(914)

RECENTLY ISSUED ACCOUNTING GUIDANCE
Refer to note 1 to the consolidated financial statements of this annual report on Form 10-K for information on recently issued accounting guidance.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2011
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

FORWARD-LOOKING STATEMENT DISCLOSURE
In this annual report on Form 10-K, statements that are not reported financial results or other historical information are “forward-looking statements.” Forward-looking statements give current expectations or forecasts of future events and are not guarantees of future performance. These forward-looking statements relate to, among other things, the Company’s future operating performance, the Company’s share of new and existing markets, the Company’s short- and long-term revenue and earnings growth rates, the Company’s implementation of cost-reduction initiatives and measures to improve pricing, including the optimization of the Company’s manufacturing capacity. The use of the words "will," "believes," "anticipates," "plans," "projects," "expects," "intends" and similar expressions is intended to identify forward-looking statements that have been made and may in the future be made by or on behalf of the Company.

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Some of the risks, uncertainties and other factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements include, but are not limited to:

•	competitive pressures, including pricing pressures and technological developments;

•	changes in the Company's relationships with customers, suppliers, distributors and/or partners in its business ventures;

•
changes in political, economic or other factors such as currency exchange rates, inflation rates, recessionary or expansive trends, taxes and regulations and laws affecting the worldwide business in each of the Company's operations, including Brazil, where a significant portion of the Company's revenue is derived;

•	the amount of cash and non-cash charges in connection with the restructuring of the Company’s EMEA operations;

•
global economic conditions, including any additional deterioration and disruptions in the financial markets, including bankruptcies, restructurings or consolidations of financial institutions, which could reduce our customer base and/or adversely affect our customers’ ability to make capital expenditures, as well as adversely impact the availability and cost of credit;

•	acceptance of the Company's product and technology introductions in the marketplace;

•	the Company’s ability to maintain effective internal controls;

•	changes in the Company’s intention to repatriate cash and cash equivalents and short-term investments residing in international tax jurisdictions could negatively impact foreign and domestic taxes;

•	unanticipated litigation, claims or assessments, as well as the impact of any current or pending lawsuits;

•	variations in consumer demand for financial self-service technologies, products and services;

•	potential security violations to the Company's information technology systems;

•
the investment performance of the Company’s pension plan assets, which could require the Company to increase its pension contributions, and significant changes in health care costs, including those that may result from government action;

•	the amount and timing of repurchases of the Company’s common shares, if any;

•	the outcome of the Company’s global FCPA review and any actions taken by government agencies in connection with the Company’s self disclosure, including the pending SEC investigation;

•	the Company’s ability to achieve benefits from its cost-reduction initiatives and other strategic changes, including its restructuring actions; and

•	the risk factors described above under Item 1A "Risk Factors.”

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to foreign currency exchange rate risk inherent in its international operations denominated in currencies other than the U.S. dollar. A hypothetical 10 percent movement in the applicable foreign exchange rates would have resulted in an increase or decrease in 2011 and 2010 year-to-date operating profit of approximately $7,909 and $13,603, respectively. The sensitivity model assumes an instantaneous, parallel shift in the foreign currency exchange rates. Exchange rates rarely move in the same direction. The assumption that exchange rates change in an instantaneous or parallel fashion may overstate the impact of changing exchange rates on amounts denominated in a foreign currency.

The Company’s risk-management strategy uses derivative financial instruments such as forwards to hedge certain foreign currency exposures. The intent is to offset gains and losses that occur on the underlying exposures, with gains and losses on the derivative contracts hedging these exposures. The Company does not enter into derivatives for trading purposes. The Company’s primary exposures to foreign exchange risk are movements in the euro/U.S. dollar, U.S. dollar/Brazilian real, and Australian dollar/U.S. dollar. There were no significant changes in the Company’s foreign exchange risks in 2011 compared with 2010.

The Company’s Venezuelan operations consist of a fifty-percent owned subsidiary, which is consolidated. Venezuela is measured using the U.S. dollar as its functional currency because its economy is considered highly inflationary. In recent years, the Venezuelan bolivar has devalued. In the future, fluctuations in the bolivar may result in gains or losses in the statement of operations.

The Company manages interest rate risk with the use of variable rate borrowings under its committed and uncommitted credit facilities and interest rate swaps. Variable rate borrowings under the credit facilities totaled $324,472 and $262,769 at December 31, 2011 and 2010, respectively, of which $25,000 and $50,000, respectively, was effectively converted to fixed rate using interest rate swaps. A one percentage point increase or decrease in interest rates would have resulted in an increase or decrease in interest expense of approximately $2,896 and $2,392 for 2011 and 2010, respectively, including the impact of the swap agreements. The Company’s primary exposure to interest rate risk is movements in the London Interbank Offered Rate (LIBOR), which is consistent with prior periods.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Diebold, Incorporated:

We have audited the accompanying consolidated balance sheets of Diebold, Incorporated and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, equity, and cash flows for each of the years in the three‑year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule, Schedule II “Valuation and Qualifying Accounts.” These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diebold, Incorporated and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 17, 2012 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting

/s/  KPMG LLP

Cleveland, Ohio
February 17, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Diebold, Incorporated:

We have audited Diebold, Incorporated's (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 9A(b) of the Company's December 31, 2011 annual report on Form 10-K. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Diebold Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Diebold, Incorporated and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 17, 2012 expressed an unqualified opinion on those consolidated financial statements.
/s/  KPMG LLP

Cleveland, Ohio
February 17, 2012

DIEBOLD, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$333,920	$328,658
Short-term investments	286,853	273,123
Trade receivables, less allowances for doubtful accounts of $22,128 and $24,868, respectively	414,969	404,501
Inventories	440,900	444,575
Deferred income taxes	114,250	106,160
Prepaid expenses	31,452	32,111
Refundable income taxes	14,467	19,654
Other current assets	95,544	105,254
Total current assets	1,732,355	1,714,036
Securities and other investments	74,869	76,138
Property, plant and equipment at cost	642,256	646,235
Less accumulated depreciation and amortization	449,562	442,773
Property, plant and equipment, net	192,694	203,462
Goodwill	253,063	269,398
Deferred income taxes	91,090	49,961
Other assets	173,372	206,795
Total assets	$2,517,443	$2,519,790

LIABILITIES AND EQUITY
Current liabilities
Notes payable	$21,722	$15,038
Accounts payable	221,964	214,288
Deferred revenue	241,992	205,173
Payroll and benefits liabilities	79,854	78,515
Other current liabilities	258,685	296,751
Total current liabilities	824,217	809,765
Long-term debt	606,154	550,368
Pensions and other benefits	148,399	100,152
Other postretirement benefits	23,196	23,096
Deferred income taxes	32,029	31,126
Other long-term liabilities	25,188	15,469

Commitments and contingencies	—	—

Equity
Diebold, Incorporated shareholders' equity
Preferred shares, no par value, 1,000,000 authorized shares, none issued	—	—
Common shares, $1.25 par value, 125,000,000 authorized shares, 76,840,956 and 76,365,124 issued shares, 62,513,615 and 65,717,103 outstanding shares, respectively	96,051	95,456
Additional capital	327,805	308,699
Retained earnings	991,210	919,296
Treasury shares, at cost (14,327,341 and 10,648,021 shares, respectively)	(547,737)	(435,922)
Accumulated other comprehensive (loss) income	(40,343)	73,626
Total Diebold, Incorporated shareholders' equity	826,986	961,155
Noncontrolling interests	31,274	28,659
Total equity	858,260	989,814
Total liabilities and equity	$2,517,443	$2,519,790

See accompanying notes to consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year ended December 31,
	2011	2010	2009
Net sales
Products	$1,283,490	$1,330,368	$1,238,346
Services	1,552,358	1,493,425	1,479,946
	2,835,848	2,823,793	2,718,292
Cost of sales
Products	961,706	1,003,923	944,090
Services	1,138,213	1,100,305	1,124,202
	2,099,919	2,104,228	2,068,292
Gross profit	735,929	719,565	650,000
Selling and administrative expense	501,186	472,956	424,875
Research, development and engineering expense	78,108	74,225	72,026
Impairment of assets	2,962	175,849	2,500
(Gain) loss on sale of assets, net	(1,921)	(1,663)	7
	580,335	721,367	499,408
Operating profit (loss)	155,594	(1,802)	150,592
Other income (expense)
Investment income	41,663	34,545	29,016
Interest expense	(34,456)	(37,887)	(35,452)
Foreign exchange gain (loss), net	3,095	(1,301)	(922)
Miscellaneous, net	(1,504)	4,048	(19,427)
Income (loss) from continuing operations before taxes	164,392	(2,397)	123,807
Taxes on income	12,815	14,561	44,477
Income (loss) from continuing operations	151,577	(16,958)	79,330
Income (loss) from discontinued operations, net of tax	523	275	(9,884)
Loss on sale of discontinued operations, net of tax	—	—	(37,192)
Net income (loss)	152,100	(16,683)	32,254
Net income attributable to noncontrolling interests	7,285	3,569	6,228
Net income (loss) attributable to Diebold, Incorporated	$144,815	$(20,252)	$26,026

Basic weighted-average shares outstanding	64,244	65,907	66,257
Diluted weighted-average shares outstanding	64,792	65,907	66,867

Basic earnings per share:
Income (loss) from continuing operations, net of tax	$2.24	$(0.31)	$1.10
Income (loss) from discontinued operations, net of tax	0.01	—	(0.71)
Net income (loss) attributable to Diebold, Incorporated	$2.25	$(0.31)	$0.39

Diluted earnings per share:
Income (loss) from continuing operations, net of tax	$2.23	$(0.31)	$1.09
Income (loss) from discontinued operations, net of tax	0.01	—	(0.70)
Net income (loss) attributable to Diebold, Incorporated	$2.24	$(0.31)	$0.39

Amounts attributable to Diebold, Incorporated
Income (loss) from continuing operations, net of tax	$144,292	$(20,527)	$73,102
Income (loss) from discontinued operations, net of tax	523	275	(47,076)
Net income (loss) attributable to Diebold, Incorporated	$144,815	$(20,252)	$26,026

See accompanying notes to consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands)

	Common Shares Number Par Value		Additional Capital	Retained Earnings	Treasury Shares	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Diebold, Incorporated Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, January 1, 2009	75,801,434	$94,752	$278,135	$1,054,873	$(408,235)		$(72,924)	$946,601	$17,657	$964,258
Net income				26,026		$26,026		26,026	6,228	32,254
Foreign currency hedges and translation						107,773		107,773	1,759	109,532
Interest rate hedges						3,112		3,112		3,112
Pensions						21,318		21,318		21,318
Other comprehensive income						132,203	132,203
Comprehensive income						$158,229
Stock options exercised	65,975	83	1,431					1,514		1,514
Restricted shares	13,753	16	594					610		610
Restricted stock units issued	96,300	120	(120)					—		—
Performance shares issued	111,939	140	(96)					44		44
Deferred shares	3,700	5	(5)					—		—
Net excess tax detriment from share-based compensation			(1,160)					(1,160)		(1,160)
Share-based compensation expense			11,910					11,910		11,910
Dividends declared and paid				(69,451)				(69,451)		(69,451)
Treasury shares					(1,918)			(1,918)		(1,918)
Contributions from noncontrolling interest holders, net								—	3	3
Balance, December 31, 2009	76,093,101	$95,116	$290,689	$1,011,448	$(410,153)		$59,279	$1,046,379	$25,647	$1,072,026
Net (loss) income				(20,252)		$(20,252)		(20,252)	3,569	(16,683)
Foreign currency hedges and translation						27,867		27,867	669	28,536
Interest rate hedges						(793)		(793)		(793)
Pensions						(11,430)		(11,430)		(11,430)
Unrealized loss, net on available-for-sale investments						(1,297)		(1,297)		(1,297)
Other comprehensive income						14,347	14,347
Comprehensive loss						$(5,905)
Stock options exercised	123,091	154	3,178					3,332		3,332
Restricted shares	5,828	7	2,182					2,189		2,189
Restricted stock units issued	88,366	110	(110)					—		—
Performance shares issued	54,738	69	1,924					1,993		1,993
Net excess tax detriment from share-based compensation			(1,705)					(1,705)		(1,705)
Share-based compensation expense			12,541					12,541		12,541
Dividends declared and paid				(71,900)				(71,900)		(71,900)
Treasury shares					(25,769)			(25,769)		(25,769)
Distributions to noncontrolling interest holders, net								—	(1,226)	(1,226)
Balance, December 31, 2010	76,365,124	$95,456	$308,699	$919,296	$(435,922)		$73,626	$961,155	$28,659	$989,814
Net income				144,815		$144,815		144,815	7,285	152,100
Foreign currency hedges and translation						(75,974)		(75,974)	1,198	(74,776)
Interest rate hedges						(693)		(693)		(693)
Pensions						(39,937)		(39,937)		(39,937)
Unrealized gain, net on available-for-sale investments						2,635		2,635		2,635
Other comprehensive loss						(113,969)	(113,969)
Comprehensive income						$30,846
Stock options exercised	150,769	189	3,854					4,043		4,043
Restricted shares	9,878	12	(12)					—		—
Restricted stock units issued	121,462	152	(152)					—		—
Performance shares issued	186,523	233	(233)					—		—
Deferred shares	7,200	9	(9)					—		—
Net excess tax benefit from stock-based compensation			1,362					1,362		1,362
Share-based compensation expense			14,296					14,296		14,296
Dividends declared and paid				(72,901)				(72,901)		(72,901)
Treasury shares					(111,815)			(111,815)		(111,815)
Distributions to noncontrolling interest holders, net								—	(5,868)	(5,868)
Balance, December 31, 2011	76,840,956	$96,051	$327,805	$991,210	$(547,737)		$(40,343)	$826,986	$31,274	$858,260
See accompanying notes to consolidated financial statements.

DIEBOLD INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flow from operating activities:
Net income (loss)	$152,100	$(16,683)	$32,254
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	79,855	79,253	77,693
Share-based compensation	14,296	12,541	11,910
Excess tax benefits from share-based compensation	(1,691)	(426)	(320)
Impairment of assets	2,962	175,849	2,500
Devaluation of Venezuelan balance sheet	—	5,148	—
(Gain) loss on sale of assets, net	(1,921)	(1,663)	7
Equity in earnings of an investee	(1,813)	(2,982)	(2,456)
Loss on sale of discontinued operations	—	—	37,192
Cash flow from changes in certain assets and liabilities:
Trade receivables	(22,790)	(69,377)	123,400
Inventories	(12,602)	3,136	76,001
Prepaid expenses	(119)	5,057	6,354
Refundable income taxes	5,187	74,253	(67,404)
Other current assets	(389)	(7,402)	36,705
Accounts payable	11,741	65,768	(54,193)
Deferred revenue	41,610	8,568	6,322
Deferred income taxes	(29,338)	(47,777)	50,379
Pension and other postretirement benefits	(14,187)	(7,450)	(11,557)
Certain other assets and liabilities	(7,504)	(2,460)	(27,905)
Net cash provided by operating activities	215,397	273,353	296,882
Cash flow from investing activities:
Proceeds from sale of discontinued operations	2,520	1,815	9,908
Payments for acquisitions, net of cash acquired	—	—	(5,364)
Proceeds from maturities of investments	259,145	345,911	221,411
Proceeds from sale of investments	52,292	38,016	—
Payments for purchases of investments	(356,354)	(470,641)	(241,921)
Proceeds from sale of fixed assets	5,585	2,184	113
Capital expenditures	(54,753)	(51,298)	(44,287)
Increase in certain other assets	(21,386)	(20,878)	(30,638)
Purchase of finance receivables, net of cash collections	22,245	(9,865)	—
Net cash used in investing activities	(90,706)	(164,756)	(90,778)
Cash flow from financing activities:
Dividends paid	(72,901)	(71,900)	(69,451)
Debt issuance costs	(1,876)	—	(4,539)
Debt borrowings	713,327	553,965	326,017
Debt repayments	(650,136)	(569,928)	(382,934)
(Distribution to) contribution from noncontrolling interest holders, net	(5,868)	(1,226)	3
Excess tax benefits from share-based compensation	1,691	426	320
Issuance of common shares	4,043	3,332	1,514
Repurchase of common shares	(111,815)	(25,769)	(1,918)
Net cash used in financing activities	(123,535)	(111,100)	(130,988)
Effect of exchange rate changes on cash	4,106	2,735	11,874
Increase in cash and cash equivalents	5,262	232	86,990
Cash and cash equivalents at the beginning of the year	328,658	328,426	241,436
Cash and cash equivalents at the end of the year	$333,920	$328,658	$328,426
Cash (paid) received for:
Income taxes	$(27,468)	$15,860	$(34,287)
Interest	$(24,277)	$(26,239)	$(24,486)
Significant noncash investing and financing activities:
Finance receivables acquired	$—	$33,843	$—
Liabilities assumed related to acquisition of finance receivables	$—	$20,861	$—

See accompanying notes to consolidated financial statements.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2011
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

2

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation The consolidated financial statements include the accounts of Diebold, Incorporated and its wholly- and majority-owned subsidiaries (collectively, the Company). All significant intercompany accounts and transactions have been eliminated.

Use of Estimates in Preparation of Consolidated Financial Statements The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include revenue recognition, the valuation of trade receivables, inventories, goodwill, intangible assets, and other long-lived assets, legal contingencies, guarantee obligations, and assumptions used in the calculation of income taxes, pension and other postretirement benefits and customer incentives, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors. Management monitors the economic condition and other factors and will adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.

International Operations The financial statements of the Company’s international operations are measured using local currencies as their functional currencies, with the exception of Venezuela, which is measured using the U.S. dollar as its functional currency because its economy is considered highly inflationary.

The Company translates the assets and liabilities of its non-U.S. subsidiaries at the exchange rates in effect at year end and the results of operations at the average rate throughout the year. The translation adjustments are recorded directly as a separate component of shareholders’ equity, while transaction gains (losses) are included in net income. Sales to customers outside the United States in relation to total consolidated net sales approximated 52.7 percent, 55.3 percent and 50.9 percent in 2011, 2010 and 2009, respectively.

Reclassifications The Company has reclassified the presentation of certain prior-year information to conform to the current presentation.

Out-of-Period Adjustments In 2010, the Company remediated a control weakness in the area of application of accounting policies specific to multiple-deliverable arrangements.  As part of remediation, during 2010, the Company recorded an out-of-period adjustment to defer revenue previously recognized that was not in accordance with U.S. GAAP. The immaterial out-of-period adjustment was recorded within the Company’s operations in China, included in the Diebold International (DI) reporting segment.  The adjustment decreased revenue related to multiple-deliverable contracts that included revenue which was contingent upon the installation of the equipment. This deferred revenue was recognized upon completion of installation. The out-of-period adjustment represented a decrease in revenue and operating profit in 2010 of $19,822 and $5,753, respectively.

In 2009, the Company recorded out-of-period adjustments to increase income tax expense on continuing operations by $8,765 relating to immaterial errors originating in prior years (refer to note 4).

Revenue Recognition The Company’s revenue recognition policy is consistent with the requirements of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 605, Revenue Recognition (ASC 605). In general, the Company records revenue when it is realized, or realizable and earned. The Company considers revenue to be realized, or realizable and earned, when the following revenue recognition requirements are met: persuasive evidence of an arrangement exists, which is typically a customer contract; the products or services have been approved by the customer after delivery and/or installation acceptance or performance of services; the sales price is fixed or determinable within the contract; and collectability is reasonably assured. The Company's products include both hardware and the software required for the equipment to operate as intended, and for product sales, the Company determines that the earnings process is complete when title, risk of loss and the right to use equipment and/or software has transferred to the customer. Within Diebold North America (DNA), this occurs upon customer acceptance. Where the Company is contractually responsible for installation, customer acceptance occurs upon completion of the installation of all equipment at a job site and the Company’s demonstration that the equipment is in operable condition. Where the Company is not contractually responsible for installation, revenue recognition of these items is upon shipment or delivery to

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2011
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

a customer location depending on the terms in the contract. Within DI, customer acceptance is upon the earlier of delivery or completion of the installation depending on the terms in the contract with the customer.

The application of ASC 605 to the Company's customer contracts requires judgment, including the determination of whether an arrangement includes multiple deliverables such as hardware, software, maintenance and/or other services. For contracts that contain multiple deliverables, total arrangement consideration is allocated at the inception of the arrangement to each deliverable based on the relative selling price method. The relative selling price method is based on a hierarchy consisting of vendor specific objective evidence (VSOE) (price when sold on a stand-alone basis), if available, or third-party evidence (TPE), if VSOE is not available, or estimated selling price (ESP) if neither VSOE nor TPE is available. The Company's ESP is consistent with the objective of determining VSOE, which is the price at which we would expect to transact on a stand-alone sale of the deliverable. The determination of ESP is based on applying significant judgment to weigh a variety of company-specific factors including our pricing practices, customer volume, geography, internal costs and gross margin objectives, information gathered from experience in customer negotiations, recent technological trends, and competitive landscape. In contracts that involve multiple deliverables, maintenance services are typically accounted for under FASB ASC 605-20, Separately Priced Extended Warranty and Product Maintenance Contracts.

For software sales, which excludes software included in the product that is required for the equipment to operate as intended, the Company applies the software revenue recognition principles within FASB ASC 985-605, Software - Revenue Recognition. For software and software-related deliverables (software elements), the Company allocates revenue based upon the relative fair value of these deliverables as determined by VSOE. If the Company cannot obtain VSOE for any undelivered software element, revenue is deferred until all deliverables have been delivered or until VSOE can be determined for any remaining undelivered software elements. When the fair value of a delivered element has not been established, but fair value evidence exists for the undelivered software elements, the Company uses the residual method to recognize revenue. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement consideration is allocated to the delivered elements and recognized as revenue.

The Company has the following revenue streams related to sales to its customers:

Financial Self-Service Product & Integrated Services Revenue Financial self-service products, which includes both hardware and the software required for the equipment to operate as intended, are primarily automated teller machines (ATMs) and other equipment primarily used in the banking industry. The Company also provides service contracts on financial self-service products. Service contracts typically cover a 12-month period and can begin at any given month after the warranty period expires. The service provided under warranty is limited as compared to those offered under service contracts. Further, warranty is not considered a separate deliverable of the sale and covers only replacement of defective parts inclusive of labor. Service contracts are tailored to meet the individual needs of each customer. Service contracts provide additional services beyond those covered under the warranty, and usually include preventative maintenance service, cleaning, supplies stocking and cash handling, all of which are not essential to the functionality of the equipment. The Company provides customers with integrated services such as outsourced and managed services which may include remote monitoring, trouble-shooting, training, transaction processing, currency management, maintenance services or full support via person to person or online communication.

Electronic Security Products & Integrated Services Revenue The Company provides global product sales, service, installation, project management for longer-term contracts and monitoring of original equipment manufacturer electronic security products to financial, government, retail and commercial customers. These solutions provide the Company’s customers a single-source solution to their electronic security needs.

Physical Security & Facility Revenue The Company designs, manufactures and/or procures and installs physical security and facility products. These consist of vaults, safe deposit boxes and safes, drive-up banking equipment and a host of other banking facilities products.

Election and Lottery Systems Revenue The Company offers election and lottery systems product solutions and support to the government in Brazil. Election systems revenue consists of election equipment sales, networking, tabulation and diagnostic software development, training, support and maintenance. Lottery systems revenue primarily consists of equipment sales. The election and lottery equipment components are included in product revenue. The software development, training, support and maintenance components are included in service revenue.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2011
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

Software Solutions & Service Revenue The Company offers software solutions, which excludes software required for the equipment to operate as intended, consisting of multiple applications that process events and transactions (networking software) along with the related server. Sales of networking software represent software solutions to customers that allow them to network various different vendors’ ATMs onto one network. Included within service revenue is revenue from software support agreements, which are typically 12 months in duration and pertain to networking software.

Depreciation and Amortization Depreciation of property, plant and equipment is computed using the straight-line method for financial statement purposes. Amortization of leasehold improvements is based upon the shorter of original terms of the lease or life of the improvement. Repairs and maintenance are expensed as incurred. Amortization of the Company’s other long-term assets, such as intangible assets and capitalized computer software, is computed using the straight-line method over the life of the asset.

Advertising Costs Advertising costs are expensed as incurred and were $10,474, $8,782 and $8,890 in 2011, 2010 and 2009, respectively.

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

Inventories The Company primarily values inventories at the lower of cost or market applied on a first-in, first-out basis. At each reporting period, the Company identifies and writes down its excess and obsolete inventories to net realizable value based on usage forecasts, order volume and inventory aging. With the development of new products, the Company also rationalizes its product offerings and will write-down discontinued product to the lower of cost or net realizable value.

Deferred Revenue Deferred revenue is recorded for any services billed to customers and not yet recognizable if the contract period has commenced or for the amount collected from customers in advance of the contract period commencing. In addition, deferred revenue is recorded for products and other deliverables that are billed to and collected from customers prior to revenue being recognizable.

Split-Dollar Life Insurance The Company recognizes a liability for the postretirement obligation associated with a collateral assignment arrangement if, based on an agreement with an employee, the Company has agreed to maintain a life insurance policy during the postretirement period or to provide a death benefit. In addition, the Company recognizes a liability and related compensation costs for future benefits that extend to postretirement periods.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2011
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

Goodwill Goodwill is the cost in excess of the net assets of acquired businesses. The Company tests all existing goodwill at least annually for impairment on a “reporting unit” basis. The Company’s reporting units are defined as Domestic and Canada, Brazil, Latin America, Asia Pacific, and Europe, Middle East and Africa (EMEA). In 2011, the Company adopted the provisions of FASB Accounting Standards Update (ASU) 2011-08, Testing Goodwill for Impairment (ASU 2011-08), and performed a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. In evaluating whether it is more likely than not the fair value of a reporting unit is less than its carrying amount, the Company considers the following events and circumstances, among others, if applicable: (a) macroeconomic conditions such as general economic conditions, limitations on accessing capital or other developments in equity and credit markets; (b) industry and market considerations such as competition, multiples or metrics and changes in the market for the Company's products and services or regulatory and political environments; (c) cost factors such as raw materials, labor or other costs; (d) overall financial performance such as cash flows, actual and planned revenue and earnings compared with actual and projected results of relevant prior periods; (e) other relevant events such as changes in key personnel, strategy or customers; (f) changes in the composition of a reporting unit's assets or expected sales of all or a portion of a reporting unit; and (g) any sustained decrease in share price. If the Company's qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the two-step impairment test described in note 10 is used to identify potential goodwill impairment and measure the amount of any impairment loss to be recognized.

In 2010 and 2009, the Company used the discounted cash flow method and the guideline company method for determining the fair value of its reporting units. Under these methods, the determination of implied fair value of the goodwill for a particular reporting unit is the excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities in the same manner as the allocation in a business combination.

These fair value models and qualitative assessments use inputs such as estimated future performance. The Company uses the most current information available and performs the annual impairment analysis as of November 30 each year. However, actual circumstances could differ significantly from assumptions and estimates made and could result in future goodwill impairment. The Company tests for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the carrying value of a reporting unit below its reported amount (refer to note 10).

Pensions and Other Postretirement Benefits Annual net periodic expense and benefit liabilities under the Company’s defined benefit plans are determined on an actuarial basis. Assumptions used in the actuarial calculations have a significant impact on plan obligations and expense. Annually, management and the Investment Committee of the Board of Directors review the actual experience compared with the more significant assumptions used and make adjustments to the assumptions, if warranted. The healthcare trend rates are reviewed based upon the results of actual claims experience. The discount rate is determined by analyzing the average return of high-quality (i.e., AA-rated) fixed-income investments and the year-over-year comparison of certain widely used benchmark indices as of the measurement date. The expected long-term rate of return on plan assets is determined using the plans’ current asset allocation and their expected rates of return based on a geometric averaging over 20 years. The rate of compensation increase assumptions reflects the Company’s long-term actual experience and future and near-term outlook. Pension benefits are funded through deposits with trustees. Other postretirement benefits are not funded and the Company’s policy is to pay these benefits as they become due.

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

Comprehensive Income The Company displays comprehensive income in the consolidated statements of equity and accumulated other comprehensive income separately from retained earnings and additional capital in the consolidated balance sheets and statements of equity. Items included in other comprehensive income primarily represent adjustments made for foreign currency translation, pension and other postretirement benefit plans (refer to note 12) unrealized gains and losses on available-for-sale securities and hedging activities (refer to note 16).

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2011
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

Accumulated other comprehensive income consists of the following as of December 31:

	2011	2010	2009
Foreign currency hedges and translation	$93,669	$168,935	$141,064
Interest rate hedges	(2,088)	(927)	(952)
Pensions and other postretirement benefits	(220,081)	(158,079)	(138,853)
Unrealized gain (loss), net on available-for-sale securities	1,338	(1,297)	—
Other	(714)	(225)	—
	(127,876)	8,407	1,259
Income tax benefit	87,533	65,219	58,020
Total accumulated other comprehensive (loss) income	$(40,343)	$73,626	$59,279

Foreign currency translation adjustments are not booked net of tax. Those adjustments are accounted for under the indefinite reversal criterion of FASB ASC 740-30, Income Taxes — Other Considerations or Special Areas.

Recently Issued Accounting Guidance
In December 2011, the FASB issued ASU 2011-11 (ASU 2011-11), Disclosures about Offsetting Assets and Liabilities, which requires certain additional disclosure requirements about financial instruments and derivatives instruments that are subject to netting arrangements. The new disclosures are required for annual reporting periods beginning on or after January 1, 2013, and interim periods within those periods. The adoption of this update will not have an impact on the financial statements of the Company.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (ASU 2011-05), which eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The standard does not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. Additionally, the standard does not affect the calculation or reporting of earnings per share. Subsequently, in December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income (ASU 2011-12), which indefinitely defers the requirement in ASU 2011-05 to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The amendments in these standards do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income, or change the option for an entity to present components of OCI gross or net of the effect of income taxes. The amendments in ASU 2011-05 and ASU 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively. The Company is in the process of determining its method of presentation, however, it does not anticipate the adoption of these updates to have a material impact on its financial statements.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 amended ASC 820, Fair Value Measurements and Disclosures, to converge the fair value measurement guidance in U.S. GAAP and International Financial Reporting Standards (IFRSs). ASU 2011-04 changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Disclosure requirements have been expanded to include additional information about transfers between level 1 and level 2 of the fair value hierarchy and level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs Additionally, ASU 2011-04 clarifies the FASB’s intent about the application of existing fair value measurements including: (a) the application of the highest and best use valuation premise concepts; (b) measuring the fair value of an instrument classified in a reporting entity's stockholders' equity; and (c) quantitative information required for fair value measurements categorized within level 3. The amendments are to be applied prospectively and are effective for annual periods beginning after December 15, 2011. The Company is currently evaluating the effect that the provisions of ASU 2011-04 will have on the disclosures within the financial statements of the Company.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2011
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

NOTE 2:  EARNINGS PER SHARE

Basic earnings per share is based on the weighted-average number of common shares outstanding. Diluted earnings per share includes the dilutive effect of potential common shares outstanding. Under the two-class method of computing earnings per share, non-vested share-based payment awards that contain rights to receive non-forfeitable dividends are considered participating securities. The Company’s participating securities include restricted stock units (RSUs), director deferred shares and shares that were vested but deferred by employees. The Company calculated basic and diluted earnings per share under both the treasury stock method and the two-class method. For the years presented there were no differences in the earnings per share amounts calculated using the two methods. Accordingly, the treasury stock method is disclosed below.

The following table represents amounts used in computing earnings per share and the effect on the weighted-average number of shares of dilutive potential common shares for the years ended December 31:

	2011	2010	2009
Numerator:
Income (loss) used in basic and diluted earnings per share:
Income (loss) from continuing operations, net of tax	$144,292	$(20,527)	$73,102
Income (loss) from discontinued operations, net of tax	523	275	(47,076)
Net income (loss) attributable to Diebold, Incorporated	$144,815	$(20,252)	$26,026
Denominator (in thousands):
Weighted-average number of common shares used in basic earnings per share	64,244	65,907	66,257
Effect of dilutive shares (a)	548	—	610
Weighted-average number of shares used in diluted earnings per share	64,792	65,907	66,867
Basic earnings per share:
Income (loss) from continuing operations, net of tax	$2.24	$(0.31)	$1.10
Income (loss) from discontinued operations, net of tax	0.01	—	(0.71)
Net income (loss) attributable to Diebold, Incorporated	$2.25	$(0.31)	$0.39
Diluted earnings per share:
Income (loss) from continuing operations, net of tax	$2.23	$(0.31)	$1.09
Income (loss) from discontinued operations, net of tax	0.01	—	(0.70)
Net income (loss) attributable to Diebold, Incorporated	$2.24	$(0.31)	$0.39

Anti-dilutive shares (in thousands):
Anti-dilutive shares not used in calculating diluted weighted-average shares	2,270	2,658	2,360

(a)	Incremental shares of 632,000 were excluded from the computation of diluted EPS for the year ended December 31, 2010 because their effect is anti-dilutive due to the loss from continuing operations.

NOTE 3:  SHARE-BASED COMPENSATION AND EQUITY

Dividends On the basis of amounts declared and paid, the annualized dividends per share were $1.12, $1.08 and $1.04 for the years ended December 31, 2011, 2010 and 2009, respectively.

Share-Based Compensation Cost The Company recognizes costs resulting from all share-based payment transactions based on the fair market value of the award as of the grant date. Awards are valued at fair value and compensation cost is recognized on a straight-line basis over the requisite periods of each award. The Company estimated forfeiture rates are based on historical experience. To cover the exercise and/or vesting of its share-based payments, the Company generally issues new shares from its authorized, unissued share pool. The number of common shares that may be issued pursuant to the Amended and Restated 1991 Equity and Performance Incentive Plan (as amended and restated as of April 13, 2009) (1991 Plan) was 7,873,644, of which 3,045,311 shares were available for issuance at December 31, 2011.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2011
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

The following table summarizes the components of the Company’s employee and non-employee share-based compensation programs recognized as selling and administrative expense for the years ended December 31:

	2011	2010	2009
Stock options:
Pre-tax compensation expense	$3,486	$3,540	$3,127
Tax benefit	(1,238)	(1,310)	(1,157)
Stock option expense, net of tax	$2,248	$2,230	$1,970

Restricted Stock Units:
Pre-tax compensation expense	$5,734	$4,355	$3,775
Tax benefit	(1,845)	(1,611)	(1,397)
RSU expense, net of tax	$3,889	$2,744	$2,378

Performance shares:
Pre-tax compensation expense	$4,076	$3,820	$4,192
Tax benefit	(1,459)	(1,413)	(1,551)
Performance share expense, net of tax	$2,617	$2,407	$2,641

Deferred shares:
Pre-tax compensation expense	$1,000	$826	$816
Tax benefit	(370)	(306)	(302)
Deferred share expense, net of tax	$630	$520	$514

Total share-based compensation:
Pre-tax compensation expense	$14,296	$12,541	$11,910
Tax benefit	(4,912)	(4,640)	(4,407)
Total share-based compensation, net of tax	$9,384	$7,901	$7,503

The following table summarizes information related to unrecognized share-based compensation costs as of December 31, 2011:

	Unrecognized Cost	Weighted-Average Period
		(years)
Stock options	$6,463	2.2
RSUs	9,646	1.7
Performance shares	4,749	1.0
Deferred shares	206	0.3
	$21,064

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2011
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

EMPLOYEE SHARE-BASED COMPENSATION AWARDS
Stock options, RSUs, restricted shares and performance shares have been issued to officers and other management employees under the Company’s 1991 Plan.

Stock Options
Stock options generally vest over a four- or five-year period and have a maturity of ten years from the issuance date. Option exercise prices equal the closing price of the Company’s common stock on the date of grant. The estimated fair value of the options granted was calculated using a Black-Scholes option pricing model using the following assumptions:

	2011	2010	2009
Expected life (in years)	6-7	6-7	5-6
Weighted-average volatility	40%	40%	40%
Risk-free interest rate	1.15 - 3.05%	2.77 - 3.15%	1.76 - 2.55%
Expected dividend yield	2.74 - 2.97%	2.44 - 2.63%	2.23 - 2.43%

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

Options outstanding and exercisable as of December 31, 2011 and changes during the year ended were as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(in thousands)	(per share)	(in years)
Outstanding at January 1, 2011	3,152	$36.67
Expired or forfeited	(239)	35.46
Exercised	(150)	33.30
Granted	438	33.06
Outstanding at December 31, 2011	3,201	$36.70	5	$3,805
Options exercisable at December 31, 2011	2,166	$39.86	3	$1,940
Options vested and expected to vest (2) at December 31, 2011	3,177	$36.75	5	$3,760

(1)
The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing share price on the last trading day of the year in 2011 and the exercise price, multiplied by the number of “in-the-money” options) that would have been received by the option holders had all option holders exercised their options on December 31, 2011. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common shares.

(2)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumption to total outstanding non-vested options.

The aggregate intrinsic value of options exercised for the years ended December 31, 2011, 2010 and 2009 was $936, $510 and $422, respectively. The weighted-average grant-date fair value of stock options granted for the years ended December 31, 2011, 2010 and 2009 was $10.90, $9.46 and $7.85, respectively. Total fair value of stock options vested during the years ended December 31, 2011, 2010 and 2009 was $2,967, $3,059 and $3,045, respectively. Exercise of options during the year ended December 31, 2011, 2010 and 2009 resulted in cash receipts of $4,043, $3,332 and $1,514, respectively. The tax (benefit) expense during the years ended December 31, 2011, 2010 and 2009 related to the exercise of employee stock options were $(1,362), $1,705 and $1,160, respectively.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2011
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

Restricted Stock Units
Each RSU provides for the issuance of one common share of the Company at no cost to the holder and generally vests after three to seven years. During the vesting period, employees are paid the cash equivalent of dividends on RSUs. Non-vested RSUs are forfeited upon termination unless the Board of Directors determines otherwise.

Non-vested RSUs outstanding as of December 31, 2011 and changes during the year ended were as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
	(in thousands)
Non-vested at January 1, 2011	594	$29.06
Forfeited	(48)	41.09
Vested	(115)	28.10
Granted	286	32.86
Non-vested at December 31, 2011	717	$30.69

The weighted-average grant-date fair value of RSUs granted for the years ended December 31, 2011, 2010 and 2009 was $32.86, $27.16 and $24.99, respectively. The total fair value of RSUs vested during the years ended December 31, 2011, 2010 and 2009 was $3,226, $3,989 and $3,830, respectively.

Performance Shares
Performance shares are granted based on certain management objectives, as determined by the Board of Directors each year. Each performance share earned entitles the holder to one common share of the Company. The performance share objectives are generally calculated over a three-year period and no shares are granted unless certain management threshold objectives are met.

Non-vested performance shares outstanding as of December 31, 2011 and changes during the year ended were as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
	(in thousands)
Non-vested at January 1, 2011	742	$31.15
Forfeited	(89)	30.12
Vested	(174)	29.04
Granted	248	39.74
Non-vested at December 31, 2011	727	$34.70

Non-vested performance shares are based on a maximum potential payout. Actual shares granted at the end of the performance period may be less than the maximum potential payout level depending on achievement of performance share objectives. The weighted-average grant-date fair value of performance shares granted for the years ended December 31, 2011, 2010 and 2009 was $39.74, $35.89 and $29.25, respectively. The total fair value of performance shares vested during the years ended December 31, 2011, 2010 and 2009 was $5,041, $3,026 and $5,327, respectively.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2011
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

NON-EMPLOYEE SHARE BASED COMPENSATION AWARDS
Director Deferred Shares
Deferred shares have been issued to non-employee directors under the 1991 Plan. Deferred shares provide for the issuance of a common share of the Company at no cost to the holder. Deferred shares vest in either a six- or twelve-month period and are issued at the end of the deferral period. During the vesting period and until the common shares are issued, non-employee directors are paid the cash equivalent of dividends on deferred shares.

Non-vested deferred shares as of December 31, 2011 and changes during the year ended were as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
	(in thousands)
Non-vested at January 1, 2011	14	$33.28
Vested	(26)	33.61
Granted	31	33.98
Non-vested at December 31, 2011	19	$33.98
Vested at December 31, 2011	96	$33.88
Outstanding at December 31, 2011	115	$33.90

The weighted-average grant-date fair value of deferred shares granted for the years ended December 31, 2011, 2010 and 2009 was $33.98, $33.28 and $25.52, respectively. The aggregate intrinsic value of deferred shares released during the years ended December 31, 2011, 2010 and 2009 was $247, $0 and $158, respectively. Total fair value of deferred shares vested for the years ended December 31, 2011, 2010 and 2009 was $887, $819 and $843, respectively.

Other Non-employee Share-Based Compensation
In connection with the acquisition of Diebold Colombia, S.A. in December 2006, the Company issued 6,652 restricted shares with a grant-date fair value of $46.00 per share. These restricted shares vested in November 2011. In December 2005, the Company also issued warrants to purchase 34,789 common shares with an exercise price of $46.00 per share and grant-date fair value of $14.66 per share. The grant-date fair value of the warrants was valued using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.45 percent, dividend yield of 1.63 percent, expected volatility of 30 percent, and contractual life of six years. The warrants will expire in December 2016.

NOTE 4:  INCOME TAXES

The following table presents components of income (loss) from continuing operations before income taxes for the years ended December 31:

	2011	2010	2009
Domestic	$16,173	$(28,344)	$(16,108)
Foreign	148,219	25,947	139,915
Total	$164,392	$(2,397)	$123,807

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2011
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

The following table presents the components of income tax expense (benefit) from continuing operations for the years ended December 31:

	2011	2010	2009
Current:
U.S. Federal	$(921)	$649	$(24,688)
Foreign	41,244	52,783	47,044
State and local	932	1,812	3,849
Total current	41,255	55,244	26,205
Deferred:
U.S. Federal	9,727	(9,431)	26,972
Foreign	(35,318)	(30,368)	(6,267)
State and local	(2,849)	(884)	(2,433)
Total deferred	(28,440)	(40,683)	18,272
Taxes on income	$12,815	$14,561	$44,477

In addition to the income tax expense listed above for the years ended December 31, 2011, 2010, and 2009, income tax (benefit) expense allocated directly to shareholders equity for the same periods was $(23,695), $(5,512) and $8,066, respectively.

Income tax benefit recognized as an adjustment to goodwill for the year ended December 31, 2010 was $3,922.

Income tax benefit allocated to discontinued operations for the years ended December 31, 2011, 2010 and 2009 was $116, $2,836, and $7,374, respectively. Income tax benefit allocated to the loss on sale of discontinued operations for the year ended December 31, 2009 was $13,558.

Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by applying the U.S. federal income tax rate of 35 percent to pretax income from continuing operations. The following table presents these differences for the years ended December 31:

	2011	2010	2009
Statutory tax expense (benefit)	$57,537	$(839)	$43,332
Brazil nontaxable incentive	(10,652)	(14,600)	(14,420)
Change in valuation allowance	(32,315)	(6,631)	11,173
Brazil tax goodwill amortization	(5,231)	(4,938)	(4,656)
Foreign tax rate differential	(11,001)	4,043	(8,473)
U.S. taxed foreign income	8,542	3,265	1,015
Subsidiary losses	—	189	(3,553)
Life insurance	(2,784)	(1,072)	(2,659)
Goodwill impairment	—	27,647	—
SEC charge	—	—	8,750
Out-of-period adjustments	—	—	8,765
Other (1)	8,719	7,497	5,203
Taxes on income	$12,815	$14,561	$44,477

(1) Other consists of state and local income taxes, net of federal benefit, nondeductible expenses, changes to uncertain tax position liabilities and other items, none of which are individually significant.

In the fourth quarter 2009, the Company recorded adjustments to increase income tax expense on continuing operations by $8,765 relating to immaterial errors originating in prior years.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2011
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

The Company recognizes the benefit of tax positions taken or expected to be taken in its tax returns in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position will be sustained upon examination by authorities. Recognized tax positions are measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement.

Details of the unrecognized tax benefits are as follows:

	2011	2010
Balance at January 1	$9,842	$10,116
Increases related to prior year tax positions	4,431	3,180
Decreases related to prior year tax positions	(162)	(3,022)
Increases related to current year tax positions	3,297	171
Settlements	(4,442)	(167)
Reduction due to lapse of applicable statute of limitations	(330)	(436)
Balance at December 31	$12,636	$9,842

The entire amount of unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate.

The Company classifies interest expense and penalties related to the underpayment of income taxes in the consolidated financial statements as income tax expense. Consistent with the treatment of interest expense, the Company accrues interest income on overpayments of income taxes where applicable and classifies interest income as a reduction of income tax expense in the consolidated financial statements. As of December 31, 2011 and 2010, accrued interest and penalties related to unrecognized tax benefits totaled approximately $2,387 and $2,516, respectively.

It is reasonably possible that the total amount of unrecognized tax benefits will change during the next 12 months. The Company does not expect those changes to have a significant impact on its consolidated financial statements. The expected timing of payments cannot be determined with any degree of certainty.

During the year ended December 31, 2011, the Company settled the IRS exam for tax years ended December 31, 2007, 2006, and 2005. All federal tax years prior to 2003 are closed by statute. The Company is subject to tax examination in various U.S. state jurisdictions for tax years 2003 to the present, as well as various foreign jurisdictions for tax years 1997 to the present.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2011
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31 are as follows:

	2011	2010
Deferred tax assets:
Accrued expenses	$39,881	$44,254
Warranty accrual	18,386	24,305
Deferred compensation	18,659	17,365
Allowance for doubtful accounts	7,189	7,740
Inventory	11,610	13,534
Deferred revenue	14,669	15,422
Pension and postretirement benefits	54,990	35,285
Research and development credit	7,467	7,548
Foreign tax credit	38,863	42,416
Net operating loss carryforwards	86,918	98,798
Capital loss carryforwards	3,604	2,973
State deferred taxes	13,061	6,646
Other	5,779	7,515
	321,076	323,801
Valuation allowance	(66,988)	(105,175)
Net deferred tax assets	$254,088	$218,626

Deferred tax liabilities:
Property, plant and equipment	$20,116	$24,201
Goodwill	36,712	38,182
Finance lease receivables	3,655	8,395
Investment in partnership	18,372	18,377
Other	6,435	7,300
Net deferred tax liabilities	85,290	96,455
Net deferred tax asset	$168,798	$122,171

Deferred income taxes reported in the consolidated balance sheets as of December 31 are as follows:

	2011	2010
Deferred income taxes - current assets	$114,250	$106,160
Deferred income taxes - long-term assets	91,090	49,961
Other current liabilities	(4,513)	(2,824)
Deferred income taxes - long-term liabilities	(32,029)	(31,126)
Net deferred tax asset	$168,798	$122,171

At December 31, 2011, the Company had domestic and international net operating loss (NOL) carryforwards of $568,229, resulting in an NOL deferred tax asset of $86,918. Of these NOL carryforwards, $411,220 expires at various times between 2012 and 2031 and $157,009 does not expire.

The Company has a valuation allowance to reflect the estimated amount of certain foreign and state deferred tax assets that, more likely than not, will not be realized. The net change in total valuation allowance for the years ended December 31, 2011 and 2010 was a decrease of $38,187 and $7,664, respectively. The 2011 and 2010 reduction in valuation allowance is primarily related to a change in circumstances, including sustained profitability in core operations and a favorable outlook that caused a change in judgment about the realization of the deferred tax assets in Brazil.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2011
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

For the years ended December 31, 2011 and 2010, provisions were made for estimated U.S. income taxes, less available tax credits, which may be incurred upon the remittance of certain undistributed earnings in foreign subsidiaries and foreign unconsolidated affiliates. Provisions have not been made for income taxes on approximately $850,000 of undistributed earnings at December 31, 2011 in foreign subsidiaries and corporate joint ventures that are deemed permanently reinvested. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable because such liability, if any, depends on certain circumstances existing if and when remittance occurs. A deferred tax liability will be recognized if and when the Company no longer plans to permanently reinvest these undistributed earnings.

NOTE 5:  INVESTMENTS

The Company’s investments, primarily in Brazil, consist of certificates of deposit and U.S. dollar indexed bond funds that are classified as available-for-sale and stated at fair value based upon quoted market prices and net asset values, respectively. Unrealized gains and losses are recorded in OCI. Realized gains and losses are recognized in investment income and are determined using the specific identification method. Realized (losses) gains, net from the sale of securities for the year ended December 31, 2011 and 2010 were $(1,505) and $33, respectively. Proceeds from the sale of available-for-sale securities were $52,292 and $38,016 during the years ended December 31, 2011 and 2010, respectively.

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

The Company’s investments, excluding cash surrender value of insurance contracts of $67,699 and $67,975 as of December 31, 2011 and 2010, respectively, consist of the following:

	Cost Basis	Unrealized Gain/(Loss)	Fair Value
As of December 31, 2011
Short-term investments:
Certificates of deposit	$269,033	$—	$269,033
U.S. dollar indexed bond funds	16,482	1,338	17,820
	$285,515	$1,338	$286,853
Long-term investments:
Assets held in a rabbi trust	$7,428	$(258)	$7,170

As of December 31, 2010
Short-term investments:
Certificates of deposit	$221,706	$—	$221,706
U.S. dollar indexed bond funds	52,714	(1,297)	51,417
	$274,420	$(1,297)	$273,123
Long-term investments:
Assets held in a rabbi trust	$8,068	$95	$8,163

NOTE 6:  FINANCE LEASE RECEIVABLES

The Company provides financing arrangements to customers purchasing its products. These financing arrangements are largely classified and accounted for as sales-type leases. As of December 31, 2011 and 2010, the Company’s finance lease receivables balance included $33,199 and $60,742, respectively, related to a customer financing arrangement in Brazil. In 2011, the Company sold $14,987 of finance lease receivables. In 2010, the Company purchased $33,843 of finance lease receivables.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2011
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

The following table presents the components of finance lease receivables as of December 31:

	2011	2010
Total minimum lease receivable	$99,598	$133,028
Estimated unguaranteed residual values	6,048	5,942
	105,646	138,970
Less:
Unearned interest income	(6,190)	(15,151)
Unearned residuals	(1,160)	(1,207)
	(7,350)	(16,358)
Total	$98,296	$122,612

Future minimum payments due from customers under finance lease receivables as of December 31, 2011 are as follows:

2012	$47,624
2013	21,087
2014	13,471
2015	9,709
2016	5,697
Thereafter	2,010
$99,598

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

Financing Receivables The Company evaluates the collectability of notes and finance lease receivables (collectively, financing receivables) on a customer-by-customer basis and evaluates specific customer circumstances, aging of invoices, credit risk changes and payment patterns and historical loss experience. When the collectability is determined to be at risk based on the above criteria, the Company records the allowance for credit losses which represents the Company’s current exposure less estimated reimbursement from insurance claims. After all efforts at collection have been unsuccessful, the account is deemed uncollectible and is written off. The following table summarizes the Company’s allowance for credit losses and amount of financing receivables evaluated for impairment:

	Finance Leases	Notes Receivable	Total
Allowance for credit losses
Balance at January 1, 2011	$378	$470	$848
Provision for credit losses	107	2,078	2,185
Recoveries	138	5,455	5,593
Write-offs	(413)	(5,956)	(6,369)
Balance at December 31, 2011	$210	$2,047	$2,257

Allowance resulting from individual impairment evaluation	$210	$2,047	$2,257
Allowance resulting from collective impairment evaluation	—	—	—

Financing receivables individually evaluated for impairment	$98,506	$13,869	$112,375
Financing receivables collectively evaluated for impairment	—	—	—

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2011
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

As of December 31, 2011 and 2010, the recorded investment in past-due finance lease receivables on nonaccrual status was $1,740 and $531, respectively. The recorded investment in finance lease receivables past due 90 days or more and still accruing interest was $114 and $560 as of December 31, 2011 and 2010, respectively. The recorded investment in impaired notes receivable was $2,047 and was fully reserved as of December 31, 2011. The recorded investment in impaired notes receivable and the related allowance was $7,513 and $470, respectively, as of December 31, 2010. The following table summarizes the Company’s aging of past-due notes receivable balances as of December 31, 2011:

30-59 days past due	$—
60-89 days past due	—
> 89 days past due	1,495
Total past due	$1,495

NOTE 8:  INVENTORIES

The following table summarizes the major classes of inventories as of December 31:

	2011	2010
Finished goods	$188,571	$184,944
Service parts	152,597	166,317
Raw materials and work in process	99,732	93,314
Total inventories	$440,900	$444,575

NOTE 9:  PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment, at cost less accumulated depreciation and amortization as of December 31:

	Estimated Useful Life
	(years)	2011	2010
Land and land improvements	0-15	$7,855	$5,446
Buildings and building equipment	15	66,261	61,100
Machinery, tools and equipment	5-12	119,780	131,686
Leasehold improvements (1)	10	24,243	24,300
Computer equipment	3-5	78,543	82,532
Computer software	5-10	170,614	164,708
Furniture and fixtures	5-8	76,962	77,125
Tooling	3-5	80,979	80,255
Construction in progress		17,019	19,083
Total property plant and equipment, at cost		642,256	646,235
Less accumulated depreciation and amortization		449,562	442,773
Total property plant and equipment, net		$192,694	$203,462
(1) The estimated useful life for leasehold improvements is the lesser of 10 years or the term of the lease.

During 2011, 2010 and 2009, depreciation expense, computed on a straight-line basis over the estimated useful lives of the related assets, was $50,549, $51,425 and $50,085, respectively.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2011
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

NOTE 10:  GOODWILL AND OTHER ASSETS

The changes in carrying amounts of goodwill within the Company’s DNA and DI segments are summarized as follows:

	DNA	DI	Total

Goodwill	$112,120	$390,847	$502,967
Accumulated impairment losses	(13,171)	(38,859)	(52,030)
Balance at January 1, 2010	$98,949	$351,988	$450,937
Impairment loss	—	(168,714)	(168,714)
Tax benefit (note 4)	—	(3,922)	(3,922)
Currency translation adjustment	43	(8,946)	(8,903)
Goodwill	112,163	377,979	490,142
Accumulated impairment losses	(13,171)	(207,573)	(220,744)
Balance at December 31, 2010	$98,992	$170,406	$269,398
Currency translation adjustment	(50)	(16,285)	(16,335)
Goodwill	112,113	361,694	473,807
Accumulated impairment losses	(13,171)	(207,573)	(220,744)
Balance at December 31, 2011	$98,942	$154,121	$253,063

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

In 2011, the Company adopted the provisions of FASB ASU 2011-08, Testing Goodwill for Impairment (ASU 2011-08), and performed a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value (refer to note 1). In 2010 and 2009, goodwill was reviewed for impairment based on a two-step test. In the first step, the Company compares the fair value of each reporting unit with its carrying value. The fair value is determined based upon discounted estimated future cash flows as well as the market approach or guideline public company method. The Company’s Step 1 impairment test of goodwill of a reporting unit is based upon the fair value of the reporting unit, defined as the price that would be received to sell the net assets or transfer the net liabilities in an orderly transaction between market participants at the assessment date (November 30). In the event that the net carrying amount exceeds the fair value, a Step 2 test must be performed whereby the fair value of the reporting unit’s goodwill must be estimated to determine if it is less than its net carrying amount.

The techniques used in the Company's qualitative assessment, Step 1 impairment test and if necessary, Step 2 impairment test have incorporated a number of assumptions that the Company believes to be reasonable and to reflect market conditions forecast at the assessment date. Assumptions in estimating future cash flows are subject to a high degree of judgment. The Company makes all efforts to forecast future cash flows as accurately as possible with the information available at the time a forecast is made. To this end, the Company evaluates the appropriateness of its assumptions as well as its overall forecasts by comparing projected results of upcoming years with actual results of preceding years and validating that differences therein are reasonable. Key assumptions, all of which are Level 3 inputs (refer to note 18), relate to price trends, material costs, discount rate, customer demand, and the long-term growth and foreign exchange rates. A number of benchmarks from independent industry and other economic publications were also used. Changes in assumptions and estimates after the assessment date may lead to an outcome where impairment charges would be required in future periods. Specifically, actual results may vary from the Company’s forecasts and such variations may be material and unfavorable, thereby triggering the need for future impairment tests where the conclusions may differ in reflection of prevailing market conditions.

The annual goodwill impairment tests for 2011 and 2009 resulted in no impairment in any of the Company’s reporting units. Management concluded during the Company’s annual goodwill impairment test for 2010 that all of the Company’s goodwill within the EMEA reporting unit was not recoverable and recorded a $168,714 non-cash impairment charge during the fourth quarter 2010.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2011
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

Other Assets Included in other assets are net capitalized computer software development costs of $51,117 and $55,575 as of December 31, 2011 and 2010, respectively. Amortization expense on capitalized software of $18,742, $17,315 and $16,768 was included in product cost of sales for 2011, 2010 and 2009, respectively. Other long-term assets also consist of patents, trademarks and other intangible assets. Where applicable, other assets are stated at cost and, if applicable, are amortized ratably over the relevant contract period or the estimated life of the assets. Fees to renew or extend the term of the Company’s intangible assets are expensed when incurred. Impairment of long-lived assets is recognized when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the expected future undiscounted cash flows are less than the carrying amount of the asset, an impairment loss is recognized at that time to reduce the asset to the lower of its fair value or its net book value.

For the years ended December 31, 2011, 2010 and 2009, the Company recorded other asset-related impairment charges within DNA continuing operations of $2,962, $7,135 and $2,500, respectively. The 2011 impairment charge related to a software intangible asset, the 2010 impairment charges related primarily to customer contract intangible assets and an other than temporary impairment of a cost-method investment and the 2009 impairment charge related to the tradename Firstline, Incorporated.

Investment in Affiliate Investment in the Company’s non-consolidated affiliate is accounted for under the equity method and consists of a 50 percent ownership in Shanghai Diebold King Safe Company, Ltd. The balance of this investment as of December 31, 2011 and 2010 was $11,461 and $12,118, respectively, and fluctuated based on equity earnings and dividends. Equity earnings from the non-consolidated affiliate are included in miscellaneous, net in the consolidated statements of operations and were $1,813, $2,982 and $2,456 for the years ended December 31, 2011, 2010 and 2009, respectively. The non-consolidated affiliate declared dividends of $2,470, $2,172 and $2,610 for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 11: DEBT

Outstanding debt balances were as follows:

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2011
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

	December 31,
	2011	2010
Notes payable – current:
Uncommitted lines of credit	$21,572	$15,038
Other	150	—
	$21,722	$15,038
Long-term debt:
Credit facility	$291,000	$235,000
Senior notes	300,000	300,000
Industrial development revenue bonds	11,900	11,900
Other	3,254	3,468
	$606,154	$550,368

As of December 31, 2011, the Company had various international short-term uncommitted lines of credit with borrowing limits of $101,530. The weighted-average interest rate on outstanding borrowings on the short-term uncommitted lines of credit as of December 31, 2011 and 2010 was 4.23 percent and 3.01 percent, respectively. Short-term uncommitted lines mature in less than one year. The amount available under the short-term uncommitted lines at December 31, 2011 was $79,958.

In June 2011, the Company entered into a new five-year credit facility, which replaced its previous three-year credit facility. The Company used borrowings of approximately $330,000 under the new credit facility to repay all amounts outstanding under (and terminated) the previous credit facility. As of December 31, 2011, the Company had borrowing limits under the new credit facility totaling $500,000. Under the terms of the credit facility agreement, the Company has the ability, subject to various approvals, to increase the borrowing limits by $250,000. Up to $50,000 of the revolving credit facility is available under a swing line subfacility. The weighted-average interest rate on outstanding credit facility borrowings as of December 31, 2011 and 2010 was 1.49 percent and 2.71 percent, respectively, which is variable based on the London Interbank Offered Rate (LIBOR). The amount available under the new credit facility as of December 31, 2011 was $209,000. The Company incurred $1,876 of fees to its creditors in conjunction with the new credit facility, which will be amortized as a component of interest expense over the term of the facility.

In March 2006, the Company issued senior notes in an aggregate principal amount of $300,000 with a weighted-average fixed interest rate of 5.50 percent. The maturity dates of the senior notes are staggered, with $75,000, $175,000 and $50,000 becoming due in 2013, 2016 and 2018, respectively. Additionally, the Company entered into a pre-issuance cash flow hedge to offset interest rate risk on $200,000 of the senior notes, which reduced the effective interest rate by 14 basis points from 5.50 to 5.36 percent.

Maturities of debt as of December 31, 2011 are as follows: $21,722 in 2012, $76,054 in 2013, $713 in 2014, $630 in 2015, $466,717 in 2016 and $62,040 thereafter. Interest expense on the Company’s debt instruments for the years ended December 31, 2011, 2010 and 2009 was $26,002, $27,520 and $23,796, respectively.

In 1997, industrial development revenue bonds were issued on behalf of the Company. The proceeds from the bond issuances were used to construct new manufacturing facilities in the United States. The Company guaranteed the payments of principal and interest on the bonds by obtaining letters of credit. The bonds were issued with a 20-year original term and are scheduled to mature in 2017. Each industrial development revenue bond carries a variable interest rate, which is reset weekly by the remarketing agents. The weighted-average interest rate on the bonds was 0.77 percent and 0.57 percent as of December 31, 2011 and 2010, respectively. Interest expense on the bonds for the years ended December 31, 2011, 2010 and 2009 was $88, $72 and $122, respectively.

The Company’s financing agreements contain various restrictive financial covenants, including net debt to capitalization and net interest coverage ratios. As of December 31, 2011, the Company was in compliance with the financial covenants in its debt agreements.

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
FORM 10-K as of December 31, 2011
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

The following tables set forth the change in benefit obligation, change in plan assets, funded status, consolidated balance sheet presentation and net periodic benefit cost for the Company’s defined benefit pension plans and other benefits at and for the years ended December 31:

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Change in benefit obligation
Benefit obligation at beginning of year	$552,760	$490,544	$16,885	$16,585
Service cost	10,854	9,994	—	—
Interest cost	31,491	30,723	930	993
Actuarial loss	63,079	41,848	1,277	1,311
Plan participant contributions	—	—	114	159
Medicare retiree drug subsidy reimbursements	—	—	177	219
Benefits paid	(21,932)	(21,037)	(2,361)	(2,382)
Other	(42)	688	—	—
Benefit obligation at end of year	$636,210	$552,760	$17,022	$16,885

Change in plan assets
Fair value of plan assets at beginning of year	$450,632	$398,657	$—	$—
Actual return on plan assets	33,471	57,507	—	—
Employer contributions	23,318	15,505	2,247	2,223
Plan participant contributions	—	—	114	159
Benefits paid	(21,932)	(21,037)	(2,361)	(2,382)
Fair value of plan assets at end of year	$485,489	$450,632	$—	$—

Funded status
Funded status	$(150,721)	$(102,128)	$(17,022)	$(16,885)
Unrecognized net actuarial loss (1)	213,712	152,854	5,884	4,996
Unrecognized prior service cost (benefit) (1)	1,935	2,196	(1,450)	(1,967)
Prepaid (accrued) pension cost	$64,926	$52,922	$(12,588)	$(13,856)

Amounts recognized in balance sheets
Current liabilities	$(2,846)	$(2,711)	$(1,693)	$(1,797)
Noncurrent liabilities (2)	(147,875)	(99,417)	(15,329)	(15,088)
Accumulated other comprehensive income	215,647	155,050	4,434	3,029
Net amount recognized	$64,926	$52,922	$(12,588)	$(13,856)

Change in accumulated other comprehensive income
Balance at beginning of year	$155,050	$137,368	$3,029	$1,485
Prior service (cost) credit recognized during the year	(259)	(197)	517	517
Net actuarial losses recognized during the year	(9,497)	(5,688)	(389)	(284)
Prior service cost occurring during the year	—	748	—	—
Net actuarial losses occurring during the year	70,353	22,819	1,277	1,311
Balance at end of year	$215,647	$155,050	$4,434	$3,029

(1)	Represents amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit costs.

(2)	Included in the consolidated balance sheets in pensions and other benefits and other postretirement benefits are international plans.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2011
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

	Pension Benefits			Other Benefits
	2011	2010	2009	2011	2010	2009
Components of net periodic benefit cost
Service cost	$10,854	$9,994	$10,902	$—	$—	$1
Interest cost	31,491	30,723	28,947	930	993	1,127
Expected return on plan assets	(40,735)	(38,412)	(36,973)	—	—	—
Amortization of prior service cost (1)	259	197	271	(517)	(517)	(517)
Recognized net actuarial loss	9,497	5,688	3,345	389	284	442
Net periodic pension benefit cost	$11,366	$8,190	$6,492	$802	$760	$1,053

(1)
The annual amortization of pension benefits prior service cost is determined as the increase in projected benefit obligation due to the plan change divided by the average remaining service period of participating employees expected to receive benefits under the plan.

The following table represents information for pension plans with an accumulated benefit obligation in excess of plan assets at December 31:

	2011	2010
Projected benefit obligation	$636,210	$552,760
Accumulated benefit obligation	580,200	501,685
Fair value of plan assets	485,489	450,632

The following table represents the weighted-average assumptions used to determine benefit obligations at December 31:

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Discount rate	5.04%	5.83%	5.04%	5.83%
Rate of compensation increase	3.25%	3.25%	N/A	N/A

The following table represents the weighted-average assumptions used to determine periodic benefit cost at December 31:

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Discount rate	5.83%	6.33%	5.83%	6.33%
Expected long-term return on plan assets	8.50%	8.50%	N/A	N/A
Rate of compensation increase	3.25%	3.25%	N/A	N/A

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

The following table represents assumed health care cost trend rates at December 31:

	2011	2010
Healthcare cost trend rate assumed for next year	8.0%	7.4%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.2%	4.2%
Year that rate reaches ultimate trend rate	2099	2099

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2011
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

The healthcare trend rates are reviewed based upon the results of actual claims experience. The Company used healthcare cost trends of 8.0 percent and 7.4 percent in 2012 and 2011, respectively, decreasing to an ultimate trend of 4.2 percent in 2099 for both medical and prescription drug benefits using the Society of Actuaries Long Term Trend Model with assumptions based on the 2008 Medicare Trustees’ projections. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans.

A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

	One-Percentage-Point Increase	One-Percentage-Point Decrease
Effect on total of service and interest cost	$58	$(52)
Effect on postretirement benefit obligation	1,010	(914)

The Company has adopted a pension investment policy designed to achieve an adequate funded status based on expected benefit payouts and to establish an asset allocation that will meet or exceed the return assumption while maintaining a prudent level of risk. The plan's target asset allocation adjusts based on the plan's funded status. As the funded status improves or declines, the debt security target allocation will increase and decrease, respectively. The Company utilizes the services of an outside consultant in performing asset / liability modeling, setting appropriate asset allocation targets along with selecting and monitoring professional investment managers. The plan assets are invested in equity and fixed income securities, alternative assets and cash.

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

The following table summarizes the Company’s target mix for these asset classes in 2012, which are readjusted at least quarterly within a defined range, and the Company’s actual pension plan asset allocation as of December 31, 2011 and 2010:

	Target Allocation Percentage	Actual Allocation Percentage
	2012	2011	2010
Equity securities	45%	35%	45%
Debt securities	40%	51%	43%
Real estate	5%	4%	3%
Other	10%	10%	9%
Total	100%	100%	100%

Assets are categorized into a three level hierarchy based upon the assumptions (inputs) used to determine the fair value the assets (refer to note 18).

Level 1 - Fair value of investments categorized as level 1 are determined based on period end closing prices in active markets. Mutual funds are valued at their net asset value (NAV) on the last day of the period.

Level 2 - Fair value of investments categorized as level 2 are determined based on the latest available ask price or latest trade price if listed. The fair value of unlisted securities is established by fund managers using the latest reported information for comparable securities and financial analysis. If the manager believes the fund is not capable of immediately realizing the fair value otherwise determined, the manager has the discretion to determine an appropriate value. Common collective trusts are valued at NAV on the last day of the period.

Level 3 - Fair value of investments categorized as level 3 represent the plan’s interest in private equity, hedge and property funds. The fair value for these assets is determined based on the NAV as reported by the underlying investment managers.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2011
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

The following table summarizes the fair value of the Company’s plan assets as of December 31, 2011:

	Fair Value	Level 1	Level 2	Level 3
Cash and other	$50,389	$50,389	$—	$—
Mutual funds:
U.S. mid growth	15,771	15,771	—	—
Equity securities:
U.S. mid cap value	14,672	14,672	—	—
U.S. small cap core	17,253	17,253	—	—
International developed markets	37,345	37,345	—	—
Fixed income securities:
U.S. corporate bonds	68,356	—	68,356	—
International corporate bonds	2,316	—	2,316	—
U.S. government	3,436	—	3,436
Other fixed income	598	—	598	—
Emerging markets	17,334	—	17,334	—
Common collective trusts:
Real estate (a)	16,443	—	—	16,443
Other (b)	191,421	—	191,421	—
Alternative investments:
Multi-strategy hedge funds (c)	26,605	—	—	26,605
Private equity funds (d)	23,550	—	—	23,550
	$485,489	$135,430	$283,461	$66,598

The following table summarizes the fair value of the Company’s plan assets as of December 31, 2010:

	Fair Value	Level 1	Level 2	Level 3
Cash and other	$55	$55	$—	$—
Mutual funds:
U.S. mid growth	18,240	18,240	—	—
Equity securities:
U.S. mid cap value	16,640	16,640	—	—
U.S. small cap core	21,610	21,610	—	—
International developed markets	43,816	43,816	—	—
Fixed income securities:
U.S. corporate bonds	68,108	—	68,108	—
International corporate bonds	2,568	—	2,568	—
U.S. government	734		734
Other fixed income	1,982	—	1,982	—
Emerging markets	25,666	—	25,666	—
Common collective trusts:
Real estate (a)	14,180	—	—	14,180
Other (b)	194,438	—	194,438	—
Alternative investments:
Multi-strategy hedge funds (c)	22,107	—	—	22,107
Private equity funds (d)	20,488	—	—	20,488
Total	$450,632	$100,361	$293,496	$56,775

(a)
Real estate common collective trust The objective of the real estate common collective trust (CCT) is to achieve long-term returns through investments in a broadly diversified portfolio of improved properties with stabilized occupancies. As of December 31, 2011, investments in this CCT include approximately 46 percent office, 23 percent residential, 19 percent retail and 12 percent industrial, cash and other. As of December 31, 2010 investments in this CCT include approximately 33 percent office, 21 percent residential, 23 percent retail and 23 percent industrial, cash and other. Investments in the real estate CCT can be redeemed once per quarter subject to available cash, with a 45-day notice.

(b)
Other common collective trusts At December 31, 2011, approximately 64 percent of the other CCTs are invested in fixed income securities including approximately 35 percent in mortgage-backed securities, 43 percent in corporate bonds and 20 percent in U.S. Treasury and other. Approximately 36 percent of the other CCTs at December 31, 2011 are invested in Russell 1000 Fund large cap index funds. At December 31,

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2011
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

2010, approximately 61 percent of the other CCTs are invested in fixed-income securities including approximately 40 percent in mortgage-backed securities, 35 percent in corporate bonds and 25 percent in U.S. Treasury and other. Approximately 39 percent of the other CCTs at December 31, 2010 are invested in Russell 1000 Fund large cap index funds. Investments in fixed-income securities can be redeemed daily.

(c)
Multi-strategy hedge funds The objective of the multi-strategy hedge funds is to diversify risks and reduce volatility. At December 31, 2011 and 2010, investments in this class include approximately 35 percent long/short equity, 35 percent arbitrage and event investments and 30 percent in directional trading, fixed income and other. Investments in the multi-strategy hedge fund can be redeemed semi-annually with a 95-day notice.

(d)
Private equity funds The objective of the private equity funds is to achieve long-term returns through investments in a diversified portfolio of private equity limited partnerships that offer a variety of investment strategies, targeting low volatility and low correlation to traditional asset classes. As of December 31, 2011 and 2010, investments in these private equity funds include approximately 50 percent and 45 percent, respectively, in buyout private equity funds that usually invest in mature companies with established business plans, 30 percent and 35 percent, respectively, in special situations private equity and debt funds that focus on niche investment strategies and 20 percent in both years, in venture private equity funds that invest in early development or expansion of business. Investments in the private equity fund can be redeemed only with written consent from the general partner, which may or may not be granted. At December 31, 2011 and 2010, the Company had unfunded commitments of underlying funds of $5,618 and $6,012.

The following table summarizes the changes in fair value of level 3 assets for the years ended December 31:

	2011	2010
Balance, January 1	$56,775	$36,473
Acquisitions	5,394	15,540
Dispositions	(1,536)	(383)
Realized gain, net	537	1,907
Unrealized gain, net	5,428	3,238
Balance, December 31	$66,598	$56,775

The following table represents the amortization amounts expected to be recognized during 2012:

	Pension Benefits	Other Benefits
Amount of net prior service cost (credit)	$258	$(517)
Amount of net loss	15,798	488

The Company contributed $23,318 to its pension plans, including contributions to the nonqualified plan, and $2,247 to its other postretirement benefit plan during the year ended December 31, 2011. Also, the Company expects to contribute $15,814 to its pension plans, including the nonqualified plan, and $1,940 to its other postretirement benefit plan during the year ending December 31, 2012. The following benefit payments, which reflect expected future service, are expected to be paid:

	Pension Benefits	Other Benefits before Medicare Part D Subsidy	Other Benefits after Medicare Part D Subsidy
2012	$23,112	$1,940	$1,735
2013	24,647	1,917	1,715
2014	27,716	1,893	1,694
2015	28,674	1,836	1,641
2016	30,631	1,785	1,596
2017-2021	185,451	7,785	6,981

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2011
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

Retirement Savings Plan The Company offers employee 401(k) savings plans (Savings Plans) to encourage eligible employees to save on a regular basis by payroll deductions. Effective July 1, 2003, a new enhanced benefit to the Savings Plans became effective. This enhanced benefit is in lieu of participation in the pension plan for salaried employees. The following table represents the Company's basic match percentage on participant qualified contributions up to a percentage of their compensation:

	Employees hired prior to July 1, 2003	Employees hired on or after July 1, 2003
Effective July 1, 2003 - March 31, 2009	60% of first 3% 40% of next 3%	100% of first 3% 60% of next 3%
Effective April 1, 2009 - December 31, 2010	None	30% of first 6%
Effective January 1, 2011 - December 31, 2011	25% of first 6%	55% of first 6%

The Company match is determined by the Board of Directors and evaluated at least annually. Total Company match was $6,483, $1,895 and $5,077 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

NOTE 13:  LEASES

The Company’s future minimum lease payments due under non-cancellable operating leases for real estate, vehicles and other equipment at December 31, 2011 are as follows:

	Total	Real Estate	Equipment (a)
2012	$43,192	$29,766	$13,426
2013	31,388	25,912	5,476
2014	24,942	22,237	2,705
2015	18,630	17,359	1,271
2016	14,404	13,953	451
Thereafter	11,238	10,998	240
	$143,794	$120,225	$23,569

(a) Leased vehicles with contractual terms of 36 to 60 months are cancellable after 12 months without penalty.
Future minimum lease payments reflect only the minimum payments during the initial 12-month non-cancellable term.

Under lease agreements that contain escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term. Rental expense under all lease agreements amounted to approximately $73,801, $69,448 and $74,914 for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 14:  GUARANTEES AND PRODUCT WARRANTIES

In 1997, industrial development revenue bonds were issued on behalf of the Company. The Company guaranteed repayment of the bonds (refer to note 11) by obtaining letters of credit. The carrying value of the bonds was $11,900 as of December 31, 2011 and 2010.

The Company provides its global operations guarantees and standby letters of credit through various financial institutions to suppliers, regulatory agencies and insurance providers. If the Company is not able to make payment, the suppliers, regulatory agencies and insurance providers may draw on the pertinent bank. At December 31, 2011, the maximum future payment obligations relative to these various guarantees totaled $71,321, of which $22,623 represented standby letters of credit to insurance providers,

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2011
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

and no associated liability was recorded. At December 31, 2010, the maximum future payment obligations relative to these various guarantees totaled $74,629 of which $23,202 represented standby letters of credit to insurance providers, and no associated liability was recorded.

The Company provides its customers a standard manufacturer’s warranty and records, at the time of the sale, a corresponding estimated liability for potential warranty costs. Estimated future obligations due to warranty claims are based upon historical factors such as labor rates, average repair time, travel time, number of service calls per machine and cost of replacement parts.

Changes in the Company’s warranty liability balance are illustrated in the following table:

	2011	2010
Balance at January 1	$78,313	$62,673
Current period accruals (a)	49,825	77,490
Current period settlements	(64,783)	(61,850)
Balance at December 31	$63,355	$78,313
(a) Includes the impact of foreign exchange rate fluctuations.

NOTE 15:  COMMITMENTS AND CONTINGENCIES

At December 31, 2011, the Company had purchase commitments due within one year totaling $3,091 for materials through contract manufacturing agreements at negotiated prices. The amounts purchased under these obligations totaled $5,997 in 2011.

At December 31, 2011, the Company was a party to several lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the Company’s consolidated financial statements would not be materially affected by the outcome of those legal proceedings, commitments, or asserted claims.

In addition to the routine legal proceedings noted above the Company was a party to the lawsuits described below at December 31, 2011:

Securities and Shareholder Actions

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

Management believes any possible loss or range of loss associated with the putative federal securities class action cannot be estimated. The parties to the shareholder derivative lawsuit have agreed to a settlement of that action. The settlement, which requires court approval before it will become effective, is not anticipated to have a material impact on the Company's financial position or results of operations.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2011
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

Labor and Wage Actions

On May 7, 2010, a purported collective action under the Fair Labor Standards Act was filed in the United States District Court for the Northern District of Florida alleging that field service employees of the Company nationwide were not paid for the time spent logging into the Company’s computer network in the morning, for travel to their first jobs and for meal periods that were supposedly automatically deducted from the employees’ pay but, allegedly, not taken (Nichols v. Diebold, Incorporated, Case No. 3:10cv150/RV/MD). The lawsuit sought unpaid overtime, liquidated damages equal to the amount of unpaid overtime and attorneys' fees. In December 2010, the plaintiff voluntarily dismissed the lawsuit, which resulted in a tentative settlement in the amount of $9,500 subject to agreement on final settlement terms and court approval. This tentative settlement was recorded in selling and administrative expense in the fourth quarter of 2010. In July 2011, the parties agreed upon the final terms of the settlement. The case was then refiled so that court approval of the settlement could be sought, and on November 10, 2011, court approval was obtained.

Global Foreign Corrupt Practices Act (FCPA) Review

During the second quarter of 2010, while conducting due diligence in connection with a potential acquisition in Russia, the Company identified certain transactions and payments by its subsidiary in Russia (primarily during 2005 to 2008) that potentially implicate the FCPA, particularly the books and records provisions of the FCPA. As a result, the Company conducted a global internal review and collected information related to its global FCPA compliance. In the fourth quarter of 2010, the Company identified certain transactions within its Asia Pacific operation that occurred over the past several years that may also potentially implicate the FCPA. The Company continues to monitor its ongoing compliance with the FCPA.

The Company has voluntarily self-reported its findings to the SEC and the U.S. Department of Justice (DOJ) and is cooperating with these agencies in their review. The Company was previously informed that the SEC's inquiry had been converted to a formal, non-public investigation. The Company also received a subpoena for documents from the SEC and a voluntary request for documents from the DOJ in connection with the investigation. As of December 31, 2011, the Company accrued an estimated loss related to the potential outcome of this matter within miscellaneous, net expense which is not considered material to the consolidated financial statements. Because the SEC and DOJ investigations are ongoing, there can be no assurance that their review will not find evidence of additional transactions that potentially implicate the FCPA. At this time, the Company cannot predict the results of the government investigations and future resolution of these matters with the SEC and the DOJ could result in changes in management's estimates of losses, which could be material to the Company’s consolidated financial statements. Furthermore, the Company cannot estimate the amount of any potential incremental losses or range of loss.

NOTE 16:  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company uses derivatives to mitigate the negative economic consequences associated with the fluctuations in currencies and interest rates. The Company records all derivative instruments on the balance sheet at fair value and the changes in the fair value are recognized in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows derivative gains and losses to be reflected in the statement of operations or OCI together with the hedged exposure, and requires that the Company formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment.

Gains or losses associated with ineffectiveness are reported currently in earnings. The Company does not enter into any speculative positions with regard to derivative instruments.

The Company periodically evaluates its monetary asset and liability positions denominated in foreign currencies. The impact of the Company's and the counterparties’ credit risk on the fair value of the contracts is considered as well as the ability of each party to execute its obligations under the contract. The Company generally uses investment grade financial counterparties in these transactions and believes that the resulting credit risk under these hedging strategies is not significant.

FOREIGN EXCHANGE

Net Investment Hedges The Company has international subsidiaries with net balance sheet positions that generate cumulative translation adjustments within OCI. During 2011, the Company used derivatives to manage potential adverse changes in value of its net investments in Brazil. The Company uses the forward-to-forward method for its quarterly retrospective and prospective

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2011
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

assessments of hedge effectiveness. No ineffectiveness results if the notional amount of the derivative matches the portion of the net investment designated as being hedged because the Company uses derivative instruments with underlying exchange rates consistent with its functional currency and the functional currency of the hedged net investment. Changes in value that are deemed effective are accumulated in OCI until substantial liquidation of the subsidiary, when they would be reclassified to income together with the gain or loss on the entire investment . The fair value of the Company’s net investment hedge contracts was $1,768 as of December 31, 2011. The gain recognized in OCI on net investment hedge contracts was $1,768 for the year ended December 31, 2011.

Non-Designated Hedges A substantial portion of the Company’s operations and revenues are international. As a result, changes in foreign exchange rates can create substantial foreign exchange gains and losses from the revaluation of non-functional currency monetary assets and liabilities. The Company’s policy allows the use of foreign exchange forward contracts with maturities of up to 24 months to mitigate the impact of currency fluctuations on those foreign currency asset and liability balances. The Company elected not to apply hedge accounting to its foreign exchange forward contracts. Thus, spot-based gains/losses offset revaluation gains/losses within foreign exchange loss, net and forward-based gains/losses represent interest expense. The fair value of the Company’s non-designated foreign exchange forward contracts was $(1,558) and $(3,135) as of December 31, 2011 and 2010, respectively.

The following table summarizes the gain (loss) recognized on non-designated foreign exchange derivative instruments for the years ended December 31:

Income Statement Location	2011	2010
Interest expense	$(7,441)	$(6,862)
Foreign exchange gain (loss), net	8,016	11,557
	$575	$4,695

INTEREST RATE

Cash Flow Hedges The Company has variable rate debt and is subject to fluctuations in interest related cash flows due to changes in market interest rates. The Company’s policy allows derivative instruments designated as cash flow hedges that fix a portion of future variable-rate interest expense. As of December 31, 2011, the Company has a pay-fixed receive-variable interest rate swap, with a notional amount totaling $25,000, to hedge against changes in the LIBOR benchmark interest rate on a portion of the Company’s LIBOR-based borrowings. Changes in value that are deemed effective are accumulated in OCI and reclassified to interest expense when the hedged interest is accrued. To the extent that it becomes probable that the Company’s variable rate borrowings will not occur, the gains or losses on the related cash flow hedges will be reclassified from OCI to interest expense. The fair value of the Company’s interest rate contracts was $(3,796) and $(3,371) as of December 31, 2011 and 2010, respectively.
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

The gain or loss recognized on designated cash flow hedge derivative instruments for the years ended December 31, 2011 and 2010 were not material. Gains and losses related to interest rate contracts are reclassified from accumulated OCI are recorded in interest expenses on the statement of income. The Company anticipates reclassifying $719 from other comprehensive income to interest expense within the next 12 months.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2011
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

NOTE 17:  RESTRUCTURING AND OTHER CHARGES

The following table summarizes the impact of Company’s restructuring charges (benefits) on the consolidated statements of operations for the years ended December 31:

	2011	2010	2009

Cost of sales - products	$3,905	$1,163	$5,348
Cost of sales - services	10,678	540	7,488
Selling and administrative expense	11,607	3,809	10,276
Research, development and engineering expense	(8)	(143)	2,091
Gain on sale of real estate	—	(1,186)	—
	$26,182	$4,183	$25,203

The following table summarizes the Company’s restructuring charges (benefits) within continuing operations by reporting segment for the years ended December 31:

	2011	2010	2009
DNA
Severance	$4,000	$3,226	$14,376
Other (1)	239	368	3,397
Gain on sale of real estate	—	(1,186)	—
DI
Severance	19,284	1,315	6,815
Other (2)	2,659	460	615
Total	$26,182	$4,183	$25,203

(1)	Other costs in the DNA segment for the year ended December 31, 2009 include costs to move inventory related to facility closures and consolidation of warehouse operations and distribution centers.

(2)	Other costs in the DI segment for the year ended December 31, 2011 include legal fees, accelerated depreciation and lease termination fees.

Restructuring charges of $19,450 for the year ended December 31, 2011 related to the Company’s plan for the EMEA reorganization, which realigns resources and further leverages the existing shared services center. As of December 31, 2011, the Company anticipates additional restructuring costs in the range of $4,000 to $6,000 to be incurred in 2012 related to its EMEA restructuring plan. As management concludes on certain aspects of the EMEA restructuring plan, the anticipated future costs related to this plan are subject to change.

Restructuring charges of $1,057, $4,059 and $17,232 for the years ended December 31, 2011, 2010 and 2009, respectively, related to reductions in the Company’s global workforce, including realignment of the organization and resources to better support opportunities in emerging growth markets and consolidation of certain international facilities in efforts to optimize overall operational performance. Company does not expect any material remaining costs related to this workforce reduction.

Restructuring charges (benefits) of $826, $(146) and $4,440 for the years ended December 31, 2011, 2010 and 2009, respectively, related to the Company’s strategic global manufacturing realignment plans.

Other restructuring charges were $4,849, $270 and $3,531 for the years ended December 31, 2011, 2010 and 2009, respectively. Other restructuring charges for 2011 related primarily to realignment in North American operations and other restructuring charges in 2009 primarily related to employee severance costs in connection with the Company’s sale of certain assets and liabilities in Argentina.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2011
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

The following table summarizes the Company’s cumulative total restructuring costs for the significant plans:

	EMEA Reorganization	Global Workforce Reductions	Global Manufacturing Realignment
Costs incurred to date:
DNA	$—	$21,494	$11,579
DI	19,450	21,452	25,890
Total costs incurred to date	$19,450	$42,946	$37,469

The following table summarizes the Company’s restructuring accrual balances and related activity:

Balance at January 1, 2009	$17,024
Liabilities incurred	25,203
Liabilities paid/settled	(20,310)
Balance at December 31, 2009	$21,917
Liabilities incurred	5,369
Liabilities paid/settled	(23,946)
Balance at December 31, 2010	$3,340
Liabilities incurred	26,182
Liabilities paid/settled	(19,386)
Balance at December 31, 2011	$10,136

Other Charges Other charges and expense reimbursements consist of items that the Company has determined are non-routine in nature and are not expected to recur in future operations. Net non-routine expenses of $14,981, $16,234 and $15,144 impacted the years ended December 31, 2011, 2010 and 2009, respectively. Net non-routine expenses for 2011 consisted primarily of legal and compliance costs related to the FCPA investigation and were recorded in selling and administrative expense and miscellaneous, net. Net non-routine expenses for 2010 consisted primarily of a settlement and legal fees related to a previously disclosed employment class-action lawsuit as well as legal and compliance costs related to the FCPA investigation. In June 2010, the SEC finalized the settlement of civil charges stemming from the SEC and U.S. Department of Justice investigations (government investigations). The Company had previously reached an agreement in principle in 2009 with the staff of the SEC and the Company accrued the $25,000 penalty in the first quarter of 2009, which was paid in June 2010. Net non-routine expenses in 2009 consisted of $1,467 in legal and other consultation fees recorded in selling and administrative expense related to the government investigations and the $25,000 penalty, recorded in miscellaneous, net. In addition, in 2009 selling and administrative expense was offset by $11,323 of non-routine income, primarily related to reimbursements from the Company’s director and officer insurance carriers related to legal and other expenses incurred as part of the government investigations.

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
FORM 10-K as of December 31, 2011
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

Summary of Assets and Liabilities Recorded at Fair Market Value

Refer to note 12 for assets held in the Company’s defined pension plans, which are measured at fair value. Assets and liabilities subject to fair value measurement are as follows:

	December 31, 2011				December 31, 2010
		Fair Value Measurements Using				Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments:
Certificates of deposit	$269,033	$269,033	$—	$—	$221,706	$221,706	$—	$—
U.S. dollar indexed bond funds	17,820	—	17,820	—	51,417	—	51,417	—
Assets held in a rabbi trust	7,170	7,170	—	—	8,163	8,163	—	—
Foreign exchange forward contracts	2,193	—	2,193	—	925	—	925	—
Contingent consideration on sale of business	—	—	—	—	2,030	—	—	2,030
Total	$296,216	$276,203	$20,013	$—	$284,241	$229,869	$52,342	$2,030

Liabilities
Deferred compensation	$7,170	$7,170	$—	$—	$8,163	$8,163	$—	$—
Foreign exchange forward contracts	1,983	—	1,983	—	4,060	—	4,060	—
Interest rate swaps	3,796	—	3,796	—	3,371	—	3,371	—
Total	$12,949	$7,170	$5,779	$—	$15,594	$8,163	$7,431	$—

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

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2011
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

The following table summarizes the changes in fair value of the Company’s level 3 assets:

	2011	2010
Balance, January 1	$2,030	$2,386
Cash collections	(2,520)	(1,815)
Fair value adjustments	490	1,459
Balance, December 31	$—	$2,030

Summary of Assets and Liabilities Recorded at Carrying Value

The fair value of the Company’s cash and cash equivalents, trade receivables and accounts payable, approximates the carrying value due to the relative short maturity of these instruments. The fair value and carrying value of the Company’s debt instruments are summarized as follows:

	December 31, 2011		December 31, 2010
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes payable	$21,722	$21,722	$15,038	$15,038
Long-term debt	612,551	606,154	565,499	550,368
Total debt instruments	$634,273	$627,876	$580,537	$565,406

The fair value of the Company’s industrial development revenue bonds are measured using unadjusted quoted prices in active markets for identical assets categorized as Level 1 inputs. The fair value of the Company’s current notes payable and credit facility debt instruments approximates the carrying value due to the relative short maturity of the revolving borrowings under these instruments. The fair value of the Company’s long-term senior notes was estimated using market observable inputs for the Company’s comparable peers with public debt, including quoted prices in active markets, market indices and interest rate measurements, which are considered Level 2 inputs.

NOTE 19:  SEGMENT INFORMATION

The Company manages its businesses on a geographic basis and reports the following two segments: DNA and DI. The Company’s chief operating decision maker regularly assesses information relating to these segments to make decisions, including the allocation of resources. Management evaluates the performance of the segments based on revenue and operating profit.

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

The reconciliation between segment information and the consolidated financial statements is disclosed. Revenue summaries by geographic area and product and service solutions are also disclosed. Certain information not routinely used in the management of the DNA and DI segments, information not allocated back to the segments or information that is impractical to report is not shown. Items not allocated are as follows: investment income; interest expense; equity in the net income of investees accounted for by the equity method; miscellaneous, net; foreign exchange gains and losses; income tax expense or benefit; and discontinued operations.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2011
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

The following table represents information regarding the Company’s segment information for the years ended December 31:

SEGMENT INFORMATION BY CHANNEL

	2011	2010	2009
DNA
Customer revenues	$1,405,018	$1,320,581	$1,382,461
Intersegment revenues	73,399	93,600	58,442
Operating profit	128,151	81,444	77,109
Capital expenditures	23,131	33,043	28,900
Depreciation	27,495	27,177	27,359
Property, plant and equipment, at cost	461,452	460,429	445,749
Total assets	1,018,907	1,016,138	1,082,529

DI
Customer revenues	1,430,830	1,503,212	1,335,831
Intersegment revenues	63,318	44,445	17,617
Operating profit (loss)	27,443	(83,246)	73,483
Capital expenditures	31,622	18,255	15,387
Depreciation	23,054	24,248	22,726
Property, plant and equipment, at cost	180,804	185,806	167,628
Total assets	1,498,536	1,503,652	1,472,336

TOTAL
Customer revenues	2,835,848	2,823,793	2,718,292
Intersegment revenues	136,717	138,045	76,059
Operating profit (loss)	155,594	(1,802)	150,592
Capital expenditures	54,753	51,298	44,287
Depreciation	50,549	51,425	50,085
Property, plant and equipment, at cost	642,256	646,235	613,377
Total assets	2,517,443	2,519,790	2,554,865

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2011
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

The following table represents information regarding the Company’s revenue by geographic region and by product and service solution for the years ended December 31:

	2011	2010	2009
Revenue summary by geography
Diebold North America	$1,405,018	$1,320,581	$1,382,461
Diebold International:
Latin America including Brazil	662,805	770,691	602,549
Asia Pacific	422,491	380,970	387,119
Europe, Middle East and Africa	345,534	351,551	346,163
Total Diebold International	1,430,830	1,503,212	1,335,831
Total customer revenues	$2,835,848	$2,823,793	$2,718,292

Total customer revenues
domestic vs. international
Domestic	$1,341,167	$1,262,914	$1,335,160
Percentage of total revenue	47.3%	44.7%	49.1%
International	1,494,681	1,560,879	1,383,132
Percentage of total revenue	52.7%	55.3%	50.9%
Total customer revenues	$2,835,848	$2,823,793	$2,718,292

Revenue summary
by product and service solution
Financial self-service:
Products	$996,673	$959,820	$985,275
Services	1,140,872	1,086,569	1,083,875
Total financial self-service	2,137,545	2,046,389	2,069,150
Security:
Products	194,028	223,514	247,518
Services	411,474	406,831	396,071
Total security	605,502	630,345	643,589
Total financial self-service & security	2,743,047	2,676,734	2,712,739
Election and lottery systems:	92,801	147,059	5,553
Total customer revenues	$2,835,848	$2,823,793	$2,718,292

The Company had no customers that accounted for more than 10 percent of total net sales in 2011, 2010 and 2009.

NOTE 20:  DISCONTINUED OPERATIONS

In 2009, the Company sold its U.S. election systems business, primarily consisting of its subsidiary Premier Election Solutions, Inc., for $12,147, including $5,000 of cash and contingent consideration with a fair value of $7,147, which represents 70 percent of any cash collected on the accounts receivable balance. In 2008, the Company discontinued its EMEA-based security business.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2011
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

The following table summarizes the financial information for these discontinued operations for the years ended December 31:

	2011	2010	2009
Total revenue	$—	$516	$23,209
Income (loss) from discontinued operations	407	(2,561)	(17,258)
Loss on sale of discontinued operations	—	—	(50,750)
Income tax benefit	116	2,836	20,932
Income (loss) from discontinued operations, net of tax	$523	$275	$(47,076)

During the third quarter of 2010, the Company finalized and filed its 2009 consolidated U.S. federal tax return and recorded an additional tax benefit of $2,147 included within discontinued operations.

NOTE 21:  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table presents selected unaudited quarterly financial information for the years ended December 31:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2011	2010	2011	2010	2011	2010	2011	2010
Net sales	$614,157	$618,999	$662,382	$665,180	$709,322	$748,620	$849,987	$790,994
Gross profit	149,404	158,010	169,490	178,144	194,386	193,894	222,649	189,517
Income (loss) from continuing operations	4,146	25,192	21,602	31,073	42,782	45,434	83,047	(118,657)
(Loss) income from discontinued operations, net of tax	(11)	(970)	529	(683)	—	2,043	5	(115)
Net income (loss)	4,135	24,222	22,131	30,390	42,782	47,477	83,052	(118,772)
Net income attributable to noncontrolling interests	1,634	298	1,327	659	1,027	1,372	3,297	1,240
Net income (loss) attributable to Diebold, Incorporated	$2,501	$23,924	$20,804	$29,731	$41,755	$46,105	$79,755	$(120,012)
Basic earnings per share:
Income (loss) from continuing operations, net of tax	$0.04	$0.38	$0.31	$0.46	$0.66	$0.67	$1.27	$(1.83)
(Loss) income from discontinued operations, net of tax	—	(0.02)	0.01	(0.01)	—	0.03	—	—
Net income (loss) attributable to Diebold, Incorporated	$0.04	$0.36	$0.32	$0.45	$0.66	$0.70	$1.27	$(1.83)
Diluted earnings per share:
Income (loss) from continuing operations, net of tax	$0.04	$0.37	$0.31	$0.46	$0.65	$0.66	$1.26	$(1.83)
(Loss) income from discontinued operations, net of tax	—	(0.01)	0.01	(0.01)	—	0.03	—	—
Net income (loss) attributable to Diebold, Incorporated	$0.04	$0.36	$0.32	$0.45	$0.65	$0.69	$1.26	$(1.83)
Basic weighted-average shares outstanding	65,762	66,298	65,028	65,936	63,626	65,705	62,599	65,686
Diluted weighted-average shares outstanding (a)	66,230	66,776	65,482	66,636	64,186	66,421	63,300	65,686

(a)	Incremental shares of 844,000 were excluded from the computation of diluted EPS for quarter ended December 31, 2010 because their effect is anti-dilutive due to the loss from continuing operations.

Income from continuing operations for the fourth quarter 2011 was positively impacted by an approximately $28,000 valuation allowance released in Brazil (refer to note 4). Included in the third quarter 2010 income from continuing operations are out-of-period adjustments of $19,822 in China related to remediation of the Company’s material weakness relating to revenue recognition (refer to note 1). During the third quarter of 2010, the Company finalized and filed its 2009 consolidated U.S. federal tax return and recorded an additional tax benefit of $2,147 included within discontinued operations.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A: CONTROLS AND PROCEDURES

This annual report on Form 10-K includes the certifications of our chief executive officer (CEO) and chief financial officer (CFO) required by Rule 13a-14 of the Exchange Act. See Exhibits 31.1 and 31.2. This Item 9A includes information concerning the controls and control evaluations referred to in those certifications.

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

In connection with the preparation of this annual report on Form 10-K, Diebold’s management, under the supervision and with the participation of the CEO and CFO, conducted an evaluation of disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the CEO and CFO have concluded that such disclosure controls and procedures were effective as of December 31, 2011.

(b)   MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management, under the supervision of the CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, is a process designed by, or under the supervision of, the CEO and CFO and effected by the Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Internal control over financial reporting includes those policies and procedures that:

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

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

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

A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board as being a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the preparation of this annual report on Form 10-K, management, under the supervision and with the participation of the CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the criteria established in the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this evaluation, the CEO and CFO concluded that the Company maintained effective internal control over financial reporting as of December 31, 2011.

KPMG LLP, the Company's independent registered public accounting firm, has issued an auditor's report on management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2011. This report is included in Item 8 of this annual report on Form 10-K.

(c)   CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the quarter ended December 31, 2011, there have been no changes to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to directors of the Company, including the audit committee and the designated audit committee financial experts, is included in the Company’s proxy statement for the 2012 Annual Meeting of Shareholders (2012 Annual Meeting) and is incorporated herein by reference. Information with respect to any material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors is included in the Company’s proxy statement for the 2012 Annual Meeting and is incorporated herein by reference. The following table summarizes information regarding executive officers of the Company:

Name, Age, Title and Year Elected to Present Office	Other Positions Held Last Five Years
Thomas W. Swidarski — 53 President and Chief Executive Officer Year elected: 2005
Bradley C. Richardson — 53 Executive Vice President and Chief Financial Officer Year elected: 2009	2003-2009; Executive Vice President, Corporate Strategy and Chief Financial Officer, Modine Manufacturing Company (auto, heavy-duty parts and specialty heating and air conditioning manufacturer)
Charles E. Ducey, Jr. — 56 Executive Vice President, North America Operations Year elected: 2009	2006-2009: Senior Vice President, Global Development and Services
George S. Mayes, Jr. — 53 Executive Vice President, Global Operations Year elected: 2008	2006-2008: Senior Vice President, Supply Chain Management
Frank A. Natoli — 47 Executive Vice President, Chief Innovation Officer Year elected: 2012
2010-2011: Vice President, Chief Technology Officer; 2009-2010: Vice President, Global Engineering and Reliability; Chief Technology Officer, 2008-2009:  Vice President, Operational Excellence; July 2006-2008:  Vice President, Lean Manufacturing

D. Alex Brown — 44 Vice President, Corporate Strategy and Development Year elected: 2011	2005-2011: Partner, Marakon Associates (management consulting)
Christopher A. Chapman — 37 Vice President, Global Finance Year elected: 2011	2004- Feb 2010: Vice President, Controller, International Operations
Chad F. Hesse — 39 Vice President, General Counsel and Secretary Year elected: 2011	Jan 2011-Nov 2011: Vice President, Interim General Counsel and Secretary; 2008-Jan 2011: Senior Corporate Counsel and Secretary; 2004-2008: Corporate Counsel and Assistant Secretary
M. Scott Hunter — 50 Vice President, Treasurer and Chief Tax Officer Year elected: 2011	2006 - May 2011: Vice President, Chief Tax Officer
John D. Kristoff — 44 Vice President, Chief Communications Officer Year elected: 2006
Miguel A. Mateo — 60 Vice President, Latin America Division Year elected: 2004
Leslie A. Pierce — 48 Vice President and Corporate Controller Year elected: 2007	Mar-Nov 2009: Vice President, Interim Chief Financial Officer and Corporate Controller; 2006-2007: Vice President, Accounting, Compliance and External Reporting
Sheila M. Rutt — 43 Vice President, Chief Human Resources Officer Year elected: 2005
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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Information with respect to Section 16(a) Beneficial Ownership Reporting Compliance is included in the Company’s proxy statement for the 2012 Annual Meeting and is incorporated herein by reference.

ITEM 11: EXECUTIVE COMPENSATION

Information with respect to executive officer and director’s compensation is included in the Company’s proxy statement for the 2012 Annual Meeting and is incorporated herein by reference. Information with respect to compensation committee interlocks and insider participation and the compensation committee report is included in the Company’s proxy statement for the 2012 Annual Meeting and is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management is included in the Company’s proxy statement for the 2012 Annual Meeting and is incorporated herein by reference.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
Stock options	3,201,466	$36.70	N/A
Restricted stock units	716,896	N/A	N/A
Performance shares	727,351	N/A	N/A
Non-employee director deferred shares	114,300	N/A	N/A
Deferred compensation	68,320	N/A	N/A
Total equity compensation plans approved by security holders	4,828,333	$36.70	3,045,311

Equity compensation plans not approved by security holders:
Warrants	34,789	$46.00	N/A
Total equity compensation plans not approved by security holders	34,789	$46.00	N/A

Total	4,863,122	$36.80	3,045,311

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

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to certain relationships and related transactions and director independence is included in the Company’s proxy statement for the 2012 Annual Meeting and is incorporated herein by reference.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to principal accountant fees and services is included in the Company’s proxy statement for the 2012 Annual Meeting and is incorporated herein by reference.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Documents filed as a part of this annual report on Form 10-K.
•  Consolidated Balance Sheets at December 31, 2011 and 2010
•  Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009
•  Consolidated Statements of Equity for the Years Ended December 31, 2011, 2010 and 2009
•  Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009
•  Notes to Consolidated Financial Statements
•  Reports of Independent Registered Public Accounting Firm
(a) 2. Financial statement schedule
The following schedule is included in this Part IV, and is found in this annual report on Form 10-K:
•  Valuation and Qualifying Accounts
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

*10.30	Form of Deferred Shares Agreement — incorporated by reference to Exhibit 10.5 to Registrant’s Form 8-K filed on September 21, 2009 (Commission File No. 1-4879)
21.1	Subsidiaries of the Registrant as of December 31, 2011
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 15(b) of this annual report.
**
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

(b)	Refer to page 87 of this annual report on Form 10-K for an index of exhibits, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIEBOLD, INCORPORATED

Date: February 17, 2012

By:  /s/  Thomas W. Swidarski
Thomas W. Swidarski
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas W. Swidarski	President, Chief Executive Officer and Director (Principal Executive Officer)	February 17, 2012
Thomas W. Swidarski

/s/ Bradley C. Richardson	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 17, 2012
Bradley C. Richardson

/s/ Leslie A. Pierce	Vice President and Corporate Controller (Principal Accounting Officer)	February 17, 2012
Leslie A. Pierce

*	Director	February 17, 2012
Patrick W. Allender

/s/ Bruce L. Byrnes	Director	February 17, 2012
Bruce L. Byrnes

/s/ Mei-Wei Cheng	Director	February 17, 2012
Mei-Wei Cheng

*	Director	February 17, 2012
Phillip R. Cox

*	Director	February 17, 2012
Richard L. Crandall

*	Director	February 17, 2012
Gale S. Fitzgerald

/s/ Phillip B. Lassiter	Director	February 17, 2012
Phillip B. Lassiter

*	Director	February 17, 2012
John N. Lauer

/s/ Henry D.G. Wallace	Director	February 17, 2012
Henry D.G. Wallace

/s/ Alan J. Weber	Director	February 17, 2012
Alan J. Weber

*
The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and directors of the Registrant and filed with the Securities and Exchange Commission on behalf of such officers and directors.

Date: February 17, 2012
*By:  /s/  Bradley C. Richardson
Bradley C. Richardson
Attorney-in-Fact

DIEBOLD, INCORPORATED AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009
(in thousands)

	Balance at beginning of year	Additions	Deductions	Balance at end of year
Year ended December 31, 2011
Allowance for doubtful accounts	$24,868	10,928	13,668	$22,128

Year ended December 31, 2010
Allowance for doubtful accounts	$26,648	13,849	15,629	$24,868

Year ended December 31, 2009
Allowance for doubtful accounts	$25,060	16,727	15,139	$26,648

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT DESCRIPTION
21.1	Significant Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.