Form 10-Q
period 2012-03-31
DIEBOLD INC
filed 2012-04-30
CIK 28823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
Form 10-Q
__________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-4879
_________________________________________________
Diebold, Incorporated
(Exact name of registrant as specified in its charter)
_________________________________________________

Ohio	34-0183970
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

5995 Mayfair Road, PO Box 3077, North Canton, Ohio	44720-8077
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (330) 490-4000
__________________________________________________
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock outstanding as of April 24, 2012 was 62,986,506.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS
DIEBOLD, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$311,437	$333,920
Short-term investments	300,051	286,853
Trade receivables, less allowances for doubtful accounts of $23,027 and $22,128, respectively	447,949	414,969
Inventories	493,831	440,900
Deferred income taxes	112,824	114,250
Prepaid expenses	34,860	31,452
Other current assets	134,945	110,011
Total current assets	1,835,897	1,732,355
Securities and other investments	74,876	74,869
Property, plant and equipment, at cost	652,695	642,256
Less accumulated depreciation and amortization	460,184	449,562
Property, plant and equipment, net	192,511	192,694
Goodwill	257,374	253,063
Deferred income taxes	91,752	91,090
Other assets	178,982	173,372
Total assets	$2,631,392	$2,517,443
LIABILITIES AND EQUITY
Current liabilities
Notes payable	$39,425	$21,722
Accounts payable	231,478	221,964
Deferred revenue	287,360	241,992
Payroll and other benefits liabilities	55,992	79,854
Other current liabilities	253,068	258,685
Total current liabilities	867,323	824,217
Long-term debt	618,095	606,154
Pensions and other benefits	136,210	148,399
Postretirement and other benefits	23,547	23,196
Deferred income taxes	32,914	32,029
Other long-term liabilities	28,300	25,188
Commitments and contingencies	—	—
Equity
Diebold, Incorporated shareholders' equity
Preferred shares, no par value, 1,000,000 authorized shares, none issued	—	—
Common shares, $1.25 par value, 125,000,000 authorized shares, 77,389,520 and 76,840,956 issued shares, 62,986,756 and 62,513,615 outstanding shares, respectively	96,737	96,051
Additional capital	340,818	327,805
Retained earnings	1,018,279	991,210
Treasury shares, at cost (14,402,764 and 14,327,341 shares, respectively)	(550,622)	(547,737)
Accumulated other comprehensive income	(11,165)	(40,343)
Total Diebold, Incorporated shareholders' equity	894,047	826,986
Noncontrolling interests	30,956	31,274
Total equity	925,003	858,260
Total liabilities and equity	$2,631,392	$2,517,443
See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2012	2011
Net sales
Services	$396,865	$364,374
Products	301,626	249,783
	698,491	614,157
Cost of sales
Services	285,396	275,890
Products	219,855	188,863
	505,251	464,753
Gross profit	193,240	149,404
Selling and administrative expense	119,795	121,111
Research, development and engineering expense	18,801	19,424
	138,596	140,535
Operating profit	54,644	8,869
Other income (expense)
Investment income	11,955	10,898
Interest expense	(7,608)	(8,673)
Foreign exchange gain (loss), net	545	(1,046)
Miscellaneous, net	(90)	23
Income from continuing operations before taxes	59,446	10,071
Taxes on income	13,481	5,925
Income from continuing operations	45,965	4,146
Loss from discontinued operations, net of tax	—	(11)
Net income	45,965	4,135
Net income attributable to noncontrolling interests	802	1,634
Net income attributable to Diebold, Incorporated	$45,163	$2,501

Basic weighted-average shares outstanding	62,725	65,762
Diluted weighted-average shares outstanding	63,333	66,230

Basic earnings per share
Income from continuing operations, net of tax	$0.72	$0.04
Loss from discontinued operations, net of tax	—	—
Net income attributable to Diebold, Incorporated	$0.72	$0.04

Diluted earnings per share
Income from continuing operations, net of tax	$0.71	$0.04
Loss from discontinued operations, net of tax	—	—
Net income attributable to Diebold, Incorporated	$0.71	$0.04

Amounts attributable to Diebold, Incorporated
Income from continuing operations, net of tax	$45,163	$2,512
Loss from discontinued operations, net of tax	—	(11)
Net income attributable to Diebold, Incorporated	$45,163	$2,501
See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2012	2011
Net income	$45,965	$4,135
Other comprehensive income, net of tax:
Foreign currency hedges and translation	25,565	14,945
Interest rate hedges:
Gain recognized in other comprehensive income	170	40
Less: reclassification adjustment for gains included in net income	94	89
	76	(49)
Pension and other postretirement benefits:
Net actuarial loss amortization	4,332	2,503
Net prior service cost (benefit) amortization	(64)	(64)
Other	5	(1,710)
	4,273	729
Unrealized gain (loss), net on securities:
Unrealized holding losses arising during period	(416)	(837)
Less: reclassification adjustment for gains (losses) included in net income	328	(164)
	(744)	(673)
Other comprehensive income, net of tax	29,170	14,952
Comprehensive income	75,135	19,087
Less: comprehensive income attributable to noncontrolling interests	794	1,905
Comprehensive income attributable to Diebold, Incorporated	$74,341	$17,182
See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2012	2011
Cash flow from operating activities:
Net income	$45,965	$4,135
Adjustments to reconcile net income to cash flow from operating activities:
Depreciation and amortization	19,711	19,246
Share-based compensation	3,797	3,435
Excess tax benefits from share-based compensation	(1,269)	(1,484)
Equity in earnings of an investee	(247)	(425)
Cash flow from changes in certain assets and liabilities:
Trade receivables	(26,535)	(8,072)
Inventories	(45,268)	(21,955)
Prepaid expenses	(3,045)	158
Other current assets	(24,992)	(15,419)
Accounts payable	7,063	(29,404)
Deferred revenue	42,378	25,078
Certain other assets and liabilities	(43,579)	(65,444)
Net cash used in operating activities	(26,021)	(90,151)
Cash flow from investing activities:
Proceeds from maturities of investments	88,698	59,292
Proceeds from sale of investments	5,808	7,117
Payments for purchases of investments	(99,738)	(56,720)
Proceeds from sale of assets	—	175
Capital expenditures	(12,297)	(10,902)
Collections on purchased finance receivables	4,438	7,338
Increase in certain other assets	(6,692)	(4,103)
Net cash (used in) provided by investing activities	(19,783)	2,197
Cash flow from financing activities:
Dividends paid	(18,094)	(18,650)
Debt borrowings	263,724	156,637
Debt repayments	(234,264)	(85,210)
Issuance of common shares	9,902	4,017
Repurchase of common shares	(2,885)	(21,451)
Other	157	615
Net cash provided by financing activities	18,540	35,958
Effect of exchange rate changes on cash and cash equivalents	4,781	2,900
Decrease in cash and cash equivalents	(22,483)	(49,096)
Cash and cash equivalents at the beginning of the period	333,920	328,658
Cash and cash equivalents at the end of the period	$311,437	$279,562
See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2012
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
The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s annual report on Form 10-K for the year ended December 31, 2011. In addition, some of the Company’s statements in this quarterly report on Form 10-Q may involve risks and uncertainties that could significantly impact expected future results. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of results to be expected for the full year.
RECENTLY ADOPTED ACCOUNTING GUIDANCE
In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, Presentation of Comprehensive Income (ASU 2011-05), which eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Subsequently, in December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income (ASU 2011-12), which indefinitely defers the requirement in ASU 2011-05 to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The Company has provided the required statements of comprehensive income for the three months ended March 31, 2012 and 2011.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 amended Accounting Standards Codification 820, Fair Value Measurements and Disclosures, to converge the fair value measurement guidance in U.S. GAAP and International Financial Reporting Standards (IFRSs). ASU 2011-04 changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Disclosure requirements have been expanded to include additional information about transfers between level 1 and level 2 of the fair value hierarchy and level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. Additionally, ASU 2011-04 clarifies the FASB’s intent about the application of existing fair value measurements including: (a) the application of the highest and best use valuation premise concepts; (b) measuring the fair value of an instrument classified in a reporting entity's stockholders' equity; and (c) quantitative information required for fair value measurements categorized within level 3. The adoption of this guidance did not have an impact on the Company's condensed consolidated financial statements; however, the Company provided additional disclosure as required by ASU 2011-04 in note 16.
RECENTLY ISSUED ACCOUNTING GUIDANCE
In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, which requires certain additional disclosure requirements about financial instruments and derivatives instruments that are subject to netting arrangements. The new disclosures are required for annual reporting periods beginning on or after January 1, 2013, and interim periods within those periods. The adoption of this update will not have an impact on the financial statements of the Company.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2012
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

NOTE 2: EARNINGS PER SHARE
Basic earnings per share is based on the weighted-average number of common shares outstanding. Diluted earnings per share includes the dilutive effect of potential common shares outstanding. Under the two-class method of computing earnings per share, non-vested share-based payment awards that contain rights to receive non-forfeitable dividends are considered participating securities. The Company’s participating securities include restricted stock units (RSUs), deferred shares and shares that were vested, but deferred by the employee. The Company calculated basic and diluted earnings per share under both the treasury stock method and the two-class method. For the three months ended March 31, 2012, there was no impact in the per share amounts calculated under the two methods. Accordingly, the treasury stock method is disclosed below.
The following represents amounts used in computing earnings per share and the effect on the weighted-average number of shares of dilutive potential common shares for the three months ended March 31:

	2012	2011
Numerator:
Income used in basic and diluted earnings per share:
Income from continuing operations, net of tax	$45,163	$2,512
Loss from discontinued operations, net of tax	—	(11)
Net income attributable to Diebold, Incorporated	$45,163	$2,501
Denominator (in thousands):
Weighted-average number of common shares used in basic earnings per share	62,725	65,762
Effect of dilutive shares	608	468
Weighted-average number of shares used in diluted earnings per share	63,333	66,230
Basic earnings per share:
Net income from continuing operations	$0.72	$0.04
Loss from discontinued operations	—	—
Net income attributable to Diebold, Incorporated	$0.72	$0.04
Diluted earnings per share:
Net income from continuing operations	$0.71	$0.04
Loss from discontinued operations	—	—
Net income attributable to Diebold, Incorporated	$0.71	$0.04
Anti-dilutive shares (in thousands):
Anti-dilutive shares not used in calculating diluted weighted-average shares	1,596	2,023

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2012
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

NOTE 3: EQUITY
The following table presents changes in shareholders' equity attributable to Diebold, Incorporated and the noncontrolling interests for the three months ended March 31:

	2012	2011
Diebold, Incorporated shareholders' equity
Balance at beginning of period	$826,986	$961,155
Comprehensive income attributable to Diebold, Incorporated	74,341	17,182
Common shares	686	537
Additional capital	13,013	8,257
Treasury shares	(2,885)	(21,451)
Dividends declared	(18,094)	(18,650)
Balance at end of period	$894,047	$947,030

Noncontrolling interests
Balance at beginning of period	$31,274	$28,659
Comprehensive income attributable to noncontrolling interests	794	1,905
Distributions to noncontrolling interest holders	(1,112)	(310)
Balance at end of period	$30,956	$30,254

NOTE 4: SHARE-BASED COMPENSATION
The Company’s share-based compensation payments to employees are recognized in the statement of income based on their grant-date fair values during the period in which the employee is required to provide services in exchange for the award. Share-based compensation is recognized as a component of selling and administrative expense. Total share-based compensation expense for the three months ended March 31, 2012 and 2011 was $3,797 and $3,435, respectively.

Options outstanding and exercisable as of March 31, 2012 under the Company’s 1991 Equity and Performance Incentive Plan (as Amended and Restated as of April 13, 2009) and changes during the three months ended March 31, 2012, were as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(in thousands)	(per share)	(in years)
Outstanding at January 1, 2012	3,201	$36.70
Expired or forfeited	(400)	$36.70
Exercised	(331)	$29.93
Granted	539	$34.89
Outstanding at March 31, 2012	3,009	$37.12	6	$13,856
Options exercisable at March 31, 2012	1,910	$39.76	4	$7,265
Options vested and expected to vest (2) at March 31, 2012	2,982	$37.16	6	$13,697

(1)
The aggregate intrinsic value (the difference between the closing price of the Company’s common shares on the last trading day of the first quarter of 2012 and the exercise price, multiplied by the number of “in-the-money” options) that would have been received by the option holders had all option holders exercised their options on March 31, 2012. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common shares.

(2)	The options expected to vest are the result of applying the pre-vesting forfeiture rate assumption to total outstanding non-vested options.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2012
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

The following tables summarize information on non-vested RSUs, performance shares and deferred shares for the three months ended March 31, 2012:

	Number of Shares	Weighted-Average Grant-Date Fair Value
	(in thousands)
RSUs:
Non-Vested at January 1, 2012	717	$30.69
Forfeited	(29)	$29.65
Vested	(130)	$24.91
Granted	209	$34.97
Non-Vested at March 31, 2012	767	$32.88
Performance Shares (1):
Non-Vested at January 1, 2012	727	$34.70
Forfeited	(207)	$30.55
Vested	(86)	$29.25
Granted	285	$44.25
Non-Vested at March 31, 2012	719	$40.33
Director Deferred Shares:
Non-Vested at March 31, 2012	19	$33.98
Vested at March 31, 2012	96	$33.88
Outstanding at March 31, 2012	115	$33.90

(1)
Non-vested performance shares are based on a maximum potential payout. Actual shares granted at the end of the performance period may be less than the maximum potential payout level depending on achievement of performance share objectives.

NOTE 5: INCOME TAXES
The effective tax rate on continuing operations for the three months ended March 31, 2012 was 22.7 percent compared to 58.8 percent for the same period of 2011. The 36.1 percentage point decrease was mainly due to 2011 losses in certain Europe, Middle East and Africa (EMEA) jurisdictions for which no tax benefit was recognized in the first-quarter 2011 effective tax rate. The impact was significant on the first-quarter 2011 effective tax rate because these operating losses were relatively large when compared to income from continuing operations before taxes for the period. Additionally, foreign income tax assessments and interest on uncertain tax positions increased the first-quarter 2011 effective tax rate.

NOTE 6: INVESTMENTS
The Company’s investments, primarily in Brazil, consist of certificates of deposit and U.S. dollar indexed bond funds, which are classified as available-for-sale and stated at fair value based upon quoted market prices and net asset values, respectively. Unrealized gains and losses are recorded in OCI. Realized gains and losses are recognized in investment income and are determined using the specific identification method. Realized gains (losses), net from the sale of securities were $328 and $(164) for the three months ended March 31, 2012 and 2011, respectively. Proceeds from the sale of available-for-sale securities were $5,808 and $7,117 during the three months ended March 31, 2012 and 2011, respectively.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2012
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

The Company’s investments, excluding cash surrender value of insurance contracts of $67,068 and $67,699 as of March 31, 2012 and December 31, 2011, respectively, consist of the following:

	Cost Basis	Unrealized Gain (Loss)	Fair Value
As of March 31, 2012
Short-term investments:
Certificates of deposit	$264,896	$—	$264,896
U.S. dollar indexed bond funds	34,561	594	35,155
	$299,457	$594	$300,051
Long-term investments:
Assets held in a rabbi trust	$7,302	$506	$7,808
As of December 31, 2011
Short-term investments:
Certificates of deposit	$269,033	$—	$269,033
U.S. dollar indexed bond funds	16,482	1,338	17,820
	$285,515	$1,338	$286,853
Long-term investments:
Assets held in a rabbi trust	$7,428	$(258)	$7,170

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

	Finance Leases	Notes Receivable	Total
Allowance for credit losses
Balance at January 1, 2012	$210	$2,047	$2,257
Provision for credit losses	—	—	—
Recoveries	15	—	15
Write-offs	—	—	—
Balance at March 31, 2012	$225	$2,047	$2,272

Allowance resulting from individual impairment evaluation	$225	$2,047	$2,272
Allowance resulting from collective impairment evaluation	—	—	—

Financing receivables individually evaluated for impairment	$100,819	$14,134	$114,953
Financing receivables collectively evaluated for impairment	—	—	—
The Company records interest income and any fees or costs related to financing receivables using the effective interest method over the term of the lease or loan. The Company reviews the aging of its financing receivables to determine past due and delinquent accounts. Credit quality is reviewed at inception and is re-evaluated as needed based on customer-specific circumstances. Receivable balances 60 days to 89 days past due are reviewed and may be placed on nonaccrual status based on customer-specific circumstances.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2012
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

Receivable balances are placed on nonaccrual status upon reaching greater than 89 days past due. Upon receipt of payment on nonaccrual financing receivables, interest income is recognized and accrual of interest is resumed once the account has been made current or the specific circumstances have been resolved.
As of March 31, 2012 and December 31, 2011, the recorded investment in past-due finance lease receivables on nonaccrual status was $2,813 and $1,740, respectively. The recorded investment in finance lease receivables past due 90 days or more and still accruing interest was $0 and $114 as of March 31, 2012 and December 31, 2011, respectively. The recorded investment in impaired notes receivable as of March 31, 2012 and December 31, 2011 was $2,047 and $2,047, respectively, and was fully reserved. The following table summarizes the Company’s aging of past-due notes receivable balances as of March 31, 2012:

30-59 days past due	$—
60-89 days past due	—
> 89 days past due	1,564
Total past due	$1,564

NOTE 8: INVENTORIES
Major classes of inventories are summarized as follows:

	March 31, 2012	December 31, 2011
Finished goods	$217,108	$188,571
Service parts	159,442	152,597
Raw materials and work in process	117,281	99,732
Total inventories	$493,831	$440,900

NOTE 9: OTHER ASSETS
Included in other assets are net capitalized software development costs of $51,223 and $51,117 as of March 31, 2012 and December 31, 2011, respectively. Amortization expense on capitalized software of $4,370 and $4,576 was included in product cost of sales for the three months ended March 31, 2012 and 2011, respectively. Other long-term assets also consist of patents, trademarks and other intangible assets. Where applicable, other assets are stated at cost and, if applicable, are amortized ratably over the relevant contract period or the estimated life of the assets. Fees to renew or extend the term of the Company’s intangible assets are expensed when incurred. Impairment of long-lived assets is recognized when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the expected future undiscounted cash flows are less than the carrying amount of the asset group, an impairment loss may be recognized at that time to reduce the asset to the lower of its fair value or its net book value.
Investment in Affiliate Investment in the Company’s non-consolidated affiliate is accounted for under the equity method and consists of a 50 percent ownership in Shanghai Diebold King Safe Company, Ltd. The balance of this investment as of March 31, 2012 and December 31, 2011 was $11,708 and $11,461 respectively, and fluctuated based on equity earnings and dividends. Equity earnings from the non-consolidated affiliate are included in miscellaneous, net in the condensed consolidated statements of income and were $247 and $425 for the three months ended March 31, 2012 and 2011, respectively.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2012
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

NOTE 10: DEBT
Outstanding debt balances were as follows:

	March 31, 2012	December 31, 2011
Notes payable:
Uncommitted lines of credit	$39,281	$21,572
Other	144	150
	$39,425	$21,722
Long-term debt:
Credit facility	$303,000	$291,000
Senior notes	300,000	300,000
Industrial development revenue bonds	11,900	11,900
Other	3,195	3,254
	$618,095	$606,154
As of March 31, 2012, the Company had various international short-term uncommitted lines of credit with borrowing limits of $110,700. The weighted-average interest rate on outstanding borrowings on the short-term uncommitted lines of credit as of March 31, 2012 and December 31, 2011 was 2.63 percent and 4.23 percent, respectively. The decline in the weighted-average interest rate is attributable to the change in mix of borrowings in foreign entities. Short-term uncommitted lines mature in less than one year. The amount available under the short-term uncommitted lines at March 31, 2012 was $71,419.
In June 2011, the Company entered into a five-year credit facility, which replaced its previous credit facility. As of March 31, 2012, the Company had borrowing limits under the credit facility totaling $500,000. Under the terms of the credit facility agreement, the Company has the ability, subject to various approvals, to increase the borrowing limits by $250,000. Up to $50,000 of the revolving credit facility is available under a swing line subfacility. The weighted-average interest rate on outstanding credit facility borrowings as of March 31, 2012 and December 31, 2011 was 1.44 percent and 1.49 percent, respectively, which is variable based on the London Interbank Offered Rate (LIBOR). The amount available under the credit facility as of March 31, 2012 was $197,000.

In March 2006, the Company issued senior notes in an aggregate principal amount of $300,000 with a weighted-average fixed interest rate of 5.50 percent. The maturity dates of the senior notes are staggered, with $75,000, $175,000 and $50,000 becoming due in 2013, 2016 and 2018, respectively. Additionally, the Company entered into a derivative transaction to hedge interest rate risk on $200,000 of the senior notes, which was treated as a cash flow hedge. This reduced the effective interest rate from 5.50 percent to 5.36 percent. As of March 31, 2012, although it is due within twelve months, $75,000 of the senior notes remain classified as long-term debt because of the Company's intent and ability to fund the repayment using amounts available under its credit facility, unless an alternative source of financing with more favorable terms is available upon maturity.
In 1997, industrial development revenue bonds were issued on behalf of the Company. The proceeds from the bond issuances were used to construct new manufacturing facilities in the United States. The Company guaranteed the payments of principal and interest on the bonds by obtaining letters of credit. The bonds were issued with a 20-year original term and are scheduled to mature in 2017. Each industrial development revenue bond carries a variable interest rate, which is reset weekly by the remarketing agents. The weighted-average interest rate on the bonds was 0.78 percent and 0.77 percent as of March 31, 2012 and December 31, 2011, respectively.
The Company’s debt agreements contain various restrictive financial covenants, including net debt to capitalization and net interest coverage ratios. As of March 31, 2012, the Company was in compliance with the financial covenants in its debt agreements.

NOTE 11: BENEFIT PLANS
The Company has pension plans covering certain U.S. employees that have been closed to new participants since July 1, 2003. Plans that cover certain salaried employees provide pension benefits based on the employee’s compensation during the ten years before retirement. The Company’s funding policy for salaried plans is to contribute annually based on actuarial projections and applicable regulations. Plans covering certain hourly employees and union members generally provide benefits of stated amounts for each year of service. The Company’s funding policy for hourly plans is to make at least the minimum annual contributions

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2012
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

required by applicable regulations. Employees of the Company’s operations in countries outside of the U.S. participate to varying degrees in local pension plans, which in the aggregate are not significant.
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
The following table sets forth the net periodic benefit cost for the Company’s defined benefit pension plans and other benefits for three months ended March 31:

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Components of net periodic benefit cost
Service cost	$2,862	$2,713	$—	$—
Interest cost	7,958	7,872	204	233
Expected return on plan assets	(10,205)	(10,183)	—	—
Amortization of prior service cost	65	65	(129)	(129)
Recognized net actuarial loss	4,211	2,406	121	97
Net periodic pension benefit cost	$4,891	$2,873	$196	$201

Cash Flows
There have been no significant changes to the 2012 plan year contribution amounts previously disclosed. For the three months ended March 31, 2012 and 2011, contributions of $12,864 and $20,697, respectively, were made to the qualified and non-qualified pension plans.

NOTE 12: GUARANTEES AND PRODUCT WARRANTIES
In 1997, industrial development revenue bonds were issued on behalf of the Company. The Company guaranteed the payments of principal and interest on the bonds (refer to note 10) by obtaining letters of credit. The carrying value of the bonds was $11,900 as of March 31, 2012 and December 31, 2011.
The Company provides its global operations guarantees and standby letters of credit through various financial institutions to suppliers, customers, regulatory agencies and insurance providers. If the Company is not able to make payment or fulfill contractual obligations, the suppliers, customers, regulatory agencies and insurance providers may draw on the pertinent bank. At March 31, 2012, the maximum future payment obligations related to these various guarantees totaled $77,906, of which $23,435 represented standby letters of credit to insurance providers, and no associated liability was recorded. At December 31, 2011, the maximum future payment obligations relative to these various guarantees totaled $71,321, of which $22,623 represented standby letters of credit to insurance providers, and no associated liability was recorded.
The Company provides its customers a manufacturer’s warranty and records, at the time of the sale, a corresponding estimated liability for potential warranty costs. Estimated future obligations due to warranty claims are based upon historical factors such as labor rates, average repair time, travel time, number of service calls per machine and cost of replacement parts.
Changes in the Company’s warranty liability balance are illustrated in the following table:

	2012	2011
Balance at January 1	$63,355	$78,313
Current period accruals (a)	15,934	18,411
Current period settlements	(14,608)	(19,252)
Balance at March 31	$64,681	$77,472

(a)	includes the impact of foreign exchange rate fluctuations

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2012
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

NOTE 13: COMMITMENTS AND CONTINGENCIES
At March 31, 2012, the Company was a party to several lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate are considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the condensed consolidated financial statements would not be materially affected by the outcome of these legal proceedings, commitments or asserted claims. In addition to these routine legal proceedings, the Company was a party to securities and shareholder actions, which are described in note 15 of the consolidated financial statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

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

The Company has voluntarily self-reported its findings to the SEC and the U.S. Department of Justice (DOJ) and is cooperating with these agencies in their review. The Company was previously informed that the SEC's inquiry had been converted to a formal, non-public investigation. The Company also received a subpoena for documents from the SEC and a voluntary request for documents from the DOJ in connection with the investigation. As of March 31, 2012, the Company's accrued estimated loss related to the potential outcome of this matter is not considered material to the condensed consolidated financial statements. Because the SEC and DOJ investigations are ongoing, there can be no assurance that their review will not find evidence of additional transactions that potentially implicate the FCPA. At this time, the Company cannot predict the results of the government investigations and future resolution of these matters with the SEC and the DOJ could result in changes in management's estimates of losses, which could be material to the Company’s consolidated financial statements.

NOTE 14: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company uses derivatives to mitigate the economic consequences associated with fluctuations in currencies and interest rates.
FOREIGN EXCHANGE
Net Investment Hedges The Company has international subsidiaries with net balance sheet positions that generate cumulative translation adjustments within OCI. The Company uses derivatives to manage potential changes in value of its net investments in Brazil. The Company uses the forward-to-forward method for its quarterly retrospective and prospective assessments of hedge effectiveness. No ineffectiveness results if the notional amount of the derivative matches the portion of the net investment designated as being hedged because the Company uses derivative instruments with underlying exchange rates consistent with its functional currency and the functional currency of the hedged net investment. Changes in value that are deemed effective are accumulated in OCI where they will remain until they are reclassified to income together with the gain or loss on the entire investment upon substantial liquidation of the subsidiary. The fair value of the Company’s net investment hedge contracts was $(258) and $1,768 as of March 31, 2012 and December 31, 2011, respectively. The loss recognized in OCI on net investment hedge derivative instruments was $2,026 in the three months ended March 31, 2012.
Non-Designated Hedges A substantial portion of the Company’s operations and revenues are international. As a result, changes in foreign exchange rates can create substantial foreign exchange gains and losses from the revaluation of non-functional currency monetary assets and liabilities. The Company’s policy allows the use of foreign exchange forward contracts with maturities of up to 24 months to mitigate the impact of currency fluctuations on those foreign currency asset and liability balances. The Company elected not to apply hedge accounting to its foreign exchange forward contracts. Thus, spot-based gains/losses offset revaluation gains/losses within foreign exchange loss, net and forward-based gains/losses represent interest expense. The fair value of the Company’s non-designated foreign exchange forward contracts was $832 and $(1,558) as of March 31, 2012 and December 31, 2011, respectively.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2012
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

The following table summarizes the (loss) gain recognized on non-designated foreign-exchange derivative instruments for the three months ended March 31:

Income Statement Location	2012	2011
Interest expense	$(1,391)	$(1,849)
Foreign exchange gain (loss), net	(2,434)	(6,217)
	$(3,825)	$(8,066)
INTEREST RATE
Cash Flow Hedges The Company has variable rate debt and is subject to fluctuations in interest related cash flows due to changes in market interest rates. The Company’s policy allows derivative instruments designated as cash flow hedges that fix a portion of future variable-rate interest expense. As of March 31, 2012, the Company has a pay-fixed receive-variable interest rate swap, with a total notional amount of $25,000, to hedge against changes in the LIBOR benchmark interest rate on a portion of the Company’s LIBOR-based borrowings. Changes in value that are deemed effective are accumulated in OCI and reclassified to interest expense when the hedged interest is accrued. To the extent that it becomes probable that the Company’s variable rate borrowings will not occur, the gains or losses on the related cash flow hedges will be reclassified from OCI to interest expense.
In December 2005 and January 2006, the Company executed cash flow hedges by entering into receive-variable and pay-fixed interest rate swaps, with a total notional amount of $200,000, related to the senior notes issuance in March 2006. Amounts previously recorded in OCI related to the pre-issuance cash flow hedges will continue to be reclassified on a straight-line basis through February 2016.

The fair value of the Company’s interest rate contracts was $(3,631) and $(3,796) as of March 31, 2012 and December 31, 2011, respectively.
Gains and losses related to interest rate contracts that are reclassified from accumulated OCI are recorded in interest expense on the statement of income. The Company anticipates reclassifying $742 from OCI to interest expense within the next 12 months.

NOTE 15: RESTRUCTURING AND OTHER CHARGES
The following table summarizes the impact of the Company’s restructuring charges (accrual adjustments) on the condensed consolidated statements of income for three months ended March 31:

	2012	2011
Cost of sales – services	$(669)	$6,074
Cost of sales – products	5	123
Selling and administrative expense	2,387	5,604
Total	$1,723	$11,801
The following table summarizes the Company’s net restructuring charges (accrual adjustments) within continuing operations for its Diebold North America (DNA) and Diebold International (DI) reporting segments for the three months ended March 31:

	2012	2011
DNA
Severance	$1,107	$(7)
DI
Severance	128	11,605
Other (1)	488	203
Total	$1,723	$11,801

(1)	Other costs in the DI segment include legal fees, accelerated depreciation and lease termination fees.
Restructuring charges of $1,723 for the three months ended March 31, 2012 related to the Company’s global shared services plan, which entails expanding the Company's current information technology (IT) center in India, to create a global shared services center. Expanding the shared services center will require that the Company transfer global back-office work that currently resides in other geographies. Over the next two years, the Company anticipates approximately 200 IT and financial services-related jobs

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2012
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

globally will be impacted by this decision and incurring additional restructuring costs of $1,500 in 2012 and up to $9,500 in future periods. As management concludes on certain aspects of the global shared services plan, the anticipated future costs related to this plan are subject to change.
Restructuring charges of $330 and $11,580 for the three months ended March 31, 2012 and 2011, respectively, related to the Company’s plan for the EMEA reorganization, which realigns resources and leveraged the existing shared services center. As of March 31, 2012, the Company anticipates additional restructuring costs in the range of $400 to $1,100 to be incurred during the remainder of 2012 related to this plan.
Other net restructuring (accrual adjustments) charges were $(330) and $221 for the three months ended March 31, 2012 and 2011. Included in service cost of sales is a benefit of $669 related to restructuring accrual adjustments for the three months ended March 31, 2012.

The following table summarizes the Company’s cumulative total restructuring costs for the significant plans:

	EMEA Reorganization	Global Shared Services
Costs incurred to date:
DNA	$—	$1,437
DI	19,780	286
Total costs incurred to date	$19,780	$1,723
The following table summarizes the Company’s restructuring accrual balances and related activity:

Balance at January 1, 2012	$10,136
Liabilities incurred	1,723
Liabilities paid	(1,945)
Balance at March 31, 2012	$9,914

Other Charges
Other charges consist of items that the Company determines are non-routine in nature. Net non-routine expense of $924 and $5,771 were included in selling and administrative expense for the three months ended March 31, 2012 and 2011, respectively. Net non-routine expenses for 2012 and 2011 consisted primarily of legal and compliance costs related to the FCPA investigation.
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

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2012
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

Assets and Liabilities Recorded at Fair Value
Assets and liabilities subject to fair value measurement are as follows:

	March 31, 2012			December 31, 2011
		Fair Value Measurements Using			Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Assets
Short-term investments:
Certificates of deposit	$264,896	$264,896	$—	$269,033	$269,033	$—
U.S. dollar indexed bond funds	35,155	—	35,155	17,820	—	17,820
Assets held in a rabbi trust	7,808	7,808	—	7,170	7,170	—
Foreign exchange forward contracts	1,156	—	1,156	2,193	—	2,193
Total	$309,015	$272,704	$36,311	$296,216	$276,203	$20,013
Liabilities
Deferred compensation	$7,808	$7,808	$—	$7,170	$7,170	$—
Foreign exchange forward contracts	582	—	582	1,983	—	1,983
Interest rate swaps	3,631	—	3,631	3,796	—	3,796
Total	$12,021	$7,808	$4,213	$12,949	$7,170	$5,779

The Company uses the end of period when determining the timing of transfers between levels. During the three months ended March 31, 2012 and 2011, there were no transfers between levels.
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
Assets Held in a Rabbi Trust / Deferred Compensation The fair value of the assets held in a rabbi trust is derived from investments in a mix of money market, fixed income and equity funds managed by Vanguard. The related deferred compensation liability is recorded at fair value.
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

	March 31, 2012		December 31, 2011
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes payable	$39,425	$39,425	$21,722	$21,722
Long-term debt	628,538	618,095	612,551	606,154
Total debt instruments	$667,963	$657,520	$634,273	$627,876

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2012
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
The reconciliation between segment information and the condensed consolidated financial statements is disclosed. Revenue summaries by geographic area and product and service solutions are also disclosed. Certain information not routinely used in the management of the DNA and DI segments are not allocated back to the segments. Items not allocated are as follows: investment income; interest expense; equity in the net income of investees accounted for by the equity method; income tax expense or benefit; foreign exchange gains and losses; miscellaneous, net; and discontinued operations. The Company has reclassified the presentation of prior-year operating profit (loss) to conform to the current year presentation due to changes in corporate allocations.

The following table presents information regarding the Company’s segment information for three months ended March 31:

	2012	2011
DNA
Customer revenues	$399,920	$305,964
Intersegment revenues	13,607	19,626
Operating profit	55,297	16,152
Capital expenditures	5,285	5,779
Depreciation	6,895	6,759
Property, plant and equipment, at cost	465,358	462,840
Total assets	1,057,410	1,012,990
DI
Customer revenues	298,571	308,193
Intersegment revenues	18,775	15,266
Operating loss	(653)	(7,283)
Capital expenditures	7,012	5,123
Depreciation	6,387	5,224
Property, plant and equipment, at cost	187,337	193,471
Total assets	1,573,982	1,518,547
TOTAL
Customer revenues	698,491	614,157
Intersegment revenues	32,382	34,892
Operating profit	54,644	8,869
Capital expenditures	12,297	10,902
Depreciation	13,282	11,983
Property, plant and equipment, at cost	652,695	656,311
Total assets	2,631,392	2,531,537

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2012
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

The following table presents information regarding the Company’s revenue by geographic region for three months ended March 31:

	2012	2011
Diebold North America	$399,920	$305,964
Diebold International:
Latin America including Brazil	137,668	152,888
Asia Pacific	96,200	83,889
Europe, Middle East and Africa	64,703	71,416
Total Diebold International	298,571	308,193
Total customer revenues	$698,491	$614,157

The following table presents information regarding the Company’s revenue by service and product solution for three months ended March 31:

	2012	2011
Financial self-service:
Services	$299,935	$264,456
Products	261,067	198,640
Total financial self-service	561,002	463,096
Security
Services	96,840	99,918
Products	38,033	43,413
Total security	134,873	143,331
Total financial self-service & security	695,875	606,427
Election and lottery systems	2,616	7,730
Total customer revenues	$698,491	$614,157

NOTE 18: DISCONTINUED OPERATIONS
Included in loss from discontinued operations were costs related to the Company's U.S.-based elections systems business.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of March 31, 2012
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

In 2011, the Company accelerated its transformation into a world-class, software-led services provider aligned with the security, convenience and efficiency needs of its customers. Three essential pillars provide the Company a clear path toward reaching this future:

•	A strategy that leverages its leadership in software-led services, attuned with the needs of the Company's core global markets for financial self-service (FSS) and security solutions.

•
The financial capacity to implement that strategy and fund the investments necessary to drive growth, while preserving the ability to return value to shareholders in the form of reliable, growing dividends and, as appropriate, share repurchases.

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
The Company delivered record-setting first-quarter earnings per share performance, as the strength it saw in the fourth quarter of 2011 continued into 2012. The Company once again had strong performance in North America as demand for deposit automation and integrated services continues to grow. In addition, the Company's Europe, Middle East and Africa (EMEA) operation contributed to growth in earnings with a significant year-over-year reduction in first-quarter losses as it continues to benefit from the Company's restructuring efforts. Given the strong start to the year and the continued underlying strength in Diebold's markets, the Company has increased confidence in its ability to generate growth as it continues to build software-led services capabilities.
Income from continuing operations attributable to Diebold, Incorporated, net of tax, for the three months ended March 31, 2012 was $45,163 or $0.71 per share, an increase of $42,651 and $0.67 per share, respectively, from the same period in 2011. Total revenue for the three months ended March 31, 2012 was $698,491, an increase of $84,334 compared to the same period in 2011.
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

Several years ago, the Company launched its Diebold Integrated Services® outsourcing business in North America. Initially the scale was small, generating about $5,000 in contract value in year one. In the ensuing years, the Company has achieved substantial growth in this business. During 2011, the Company signed new integrated services contracts exceeding $500,000 compared with $150,000 in 2010. During the first quarter of 2012, the Company signed integrated services contracts in North America alone of approximately $80,000 in total contract value. For example, Denali Alaskan Federal Credit (Denali Alaskan) selected Diebold to replace the credit union's entire fleet with Opteva® ATMs, most of which include deposit automation technology. In addition, Diebold is maximizing Denali Alaskan's ATM uptime and reducing the credit union's maintenance costs by providing remote and on-site services. Another example during the quarter was Hume Building Society in Australia. The financial institution signed an integrated services agreement with Diebold to deploy OpteView® Resolve™ across its fleet of ATMs. Diebold will manage

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of March 31, 2012
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

Hume's fleet of new Opteva ATMs and migrate to Agilis software–lowering costs, increasing security and enhancing the consumer experience. In addition to service and integrated services, another demand driver in the global ATM marketplace continues to be deposit automation. Among the largest U.S. national banks there has been extensive deployment of deposit automation-enabled terminals. Today, approximately 25 percent of ATMs globally are configured for automated deposits. During the first quarter of 2012, the Company saw continued strong demand for deposit automation resulting in financial self-service product order growth well into the double-digit range in North America alone.
In its security business, the Company has an equal, if not greater, potential for a successful integrated services approach. Security challenges and the systems to address them have grown increasingly complex. That has created a greater appetite among financial institutions for outsourcing solutions, particularly in the areas of monitoring, services and software. Today the Company is bringing its expertise back into the financial sector with a focused effort on bank branch and large, complex and technologically demanding projects. The Company has created new customer-focused teams that possess the high levels of specialized expertise in logical and enterprise security required in this business. The Company is leveraging best practices, and some of its best talent, from its FSS integrated services business to build the foundation for a new security outsourcing business. During the first quarter of 2012, the Company signed more than $4,000 in security integrated service contracts and the pipeline for additional integrated services opportunities continues to grow.
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
The Company is committed to making the strategic decisions that not only streamline operations, but also enhance its ability to serve its customers. The Company remains confident in its ability to continue to execute on cost-reduction initiatives, deliver solutions that help improve customers’ businesses and create shareholder value. During the the three months ended March 31, 2012 and and 2011, the Company incurred pre-tax net restructuring charges of $1,723 and $11,801, respectively. Restructuring charges in 2012 and 2011 primarily related to the Company's global shared services plan and the Company’s plan for the EMEA reorganization, respectively. The global shared services plan, which entails expanding the Company's current information technology center in India, to create a global shared services center. Expanding the shared services center will require that the Company transfer global back-office work that currently resides in other geographies.
Other charges consist of items that the Company determines are non-routine in nature. Net non-routine expense of $924 and $5,771 impacted the three months ended March 31, 2012 and 2011, respectively. Net non-routine expenses for 2012 and 2011 consisted primarily of legal and compliance costs related to the Global Foreign Corrupt Practices Act (FCPA) investigation.
Business Drivers
The business drivers of the Company’s future performance include, but are not limited to:

•	demand for new service offerings, including integrated services and outsourcing;

•	demand for security products and services for the financial sectors;

•	timing of self-service equipment upgrades and/or replacement cycles, including deposit automation in mature markets such as the United States; and

•	high levels of deployment growth for new self-service products in emerging markets, such as Asia Pacific.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of March 31, 2012
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

	Three Months Ended
	March 31,
	2012		2011
	Dollars	% of Net sales	Dollars	% of Net sales
Net sales	$698,491	100.0	$614,157	100.0
Gross profit	193,240	27.7	149,404	24.3
Operating expenses	138,596	19.8	140,535	22.9
Operating profit	54,644	7.8	8,869	1.4
Income from continuing operations	45,965	6.6	4,146	0.7
Loss from discontinued operations, net of tax	—	—	(11)	—
Net income attributable to noncontrolling interests	802	0.1	1,634	0.3
Net income attributable to Diebold, Incorporated	45,163	6.5	2,501	0.4
First Quarter 2012 Comparisons to First Quarter 2011
Net Sales
The following table represents information regarding our net sales for the three months ended March 31:

	2012	2011	$ Change	% Change
Net sales	$698,491	$614,157	$84,334	13.7

FSS sales in the first quarter of 2012 improved $97,906 or 21.1 percent compared to the same period of 2011. The increase in FSS sales included a net unfavorable currency impact of $10,864 or 3.0 percent, of which over 50 percent related to the Brazilian real. The following division highlights include the impact of foreign currency. Diebold North America (DNA) increased $104,717 or 60.0 percent due to growth within the U.S. regional and national bank business. Customers in the U.S. regional bank business continue to focus on deposit automation technology and meeting regulatory requirements. Diebold International (DI) sales decreased by $6,811 or 2.4 percent related to the following: Latin America, including Brazil, decreased $11,275 or 8.2 percent, EMEA decreased $6,674 or 9.4 percent and Asia Pacific increased $11,138 or 13.8 percent. The decrease in Latin America, including Brazil, was due to lower volume across most of the geographies. The decrease in EMEA was driven by lower volume in the Middle East in comparison to the same period of the prior year. The improvement in Asia Pacific was attributable to growth throughout most of the region, particularly Thailand and China.

Security solutions sales in the first quarter of 2012 decreased by $8,458 or 5.9 percent compared to the same period of 2011. DNA decreased $10,761 or 8.2 percent compared to the same period of the prior year, partially offset by improvement in DI of $2,303 or 19.6 percent. In DNA, financial security within the U.S. regional and national banks continued to be a challenging environment with lower product volumes compared to the prior year. The DI improvement was influenced by higher volume in Asia Pacific mostly from India as well as growth across a mix of countries in Latin America, including Brazil.

The Brazilian-based lottery systems sales decreased $5,588 or 72.3 percent, a result of fewer units sold in the first quarter of 2012 compared to the same period of 2011.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of March 31, 2012
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

Gross Profit
The following table represents information regarding our gross profit for the three months ended March 31:

	2012	2011	$ Change	% Change
Gross profit – services	$111,469	$88,484	$22,985	26.0
Gross profit – products	81,771	60,920	20,851	34.2
Total gross profit	$193,240	$149,404	$43,836	29.3
Gross margin – services	28.1%	24.3%
Gross margin – products	27.1%	24.4%
Total gross margin	27.7%	24.3%

The increase in service gross margin was driven by DNA and EMEA. The favorable margin in DNA was related to cost efficiencies in software-led and maintenance services, a result of productivity improvements related to higher installation volume and better resource leverage. The margin improvement within EMEA was influenced mostly by fewer restructuring charges in the first quarter of 2012. Total service gross margin for the first quarter of 2012 included $669 of restructuring accrual adjustment compared to $6,074 of charges in the same period of 2011. The majority of the restructuring charges in the first quarter of 2011 were related to the EMEA reorganization.

The increase in product gross margin was driven by DNA, particularly the U.S. regional bank business, as the FSS business continues to benefit from the higher volume. Partially offsetting the improvement, the reduction in DI was influenced by lower volume in Brazil as well as continued pricing pressure in the Asia Pacific region.
Operating Expenses
The following table represents information regarding our operating expenses for the three months ended March 31:

	2012	2011	$ Change	% Change
Selling and administrative expense	$119,795	$121,111	$(1,316)	(1.1)
Research, development and engineering expense	18,801	19,424	(623)	(3.2)
Total operating expenses	$138,596	$140,535	$(1,939)	(1.4)

Selling and administrative expense decreased $1,316 or 1.1 percent in the first quarter of 2012 compared to the same period of 2011. The improvement was due to lower non-routine expense, lower restructuring charges and $1,718 favorable currency impact, partially offset by higher compensation and benefits and an increase in consulting expense related to strategic initiatives. Selling and administrative expense in the first quarter of 2012 and 2011 included non-routine expense of $924 and $5,771 respectively, of which the majority pertained to legal, consultative, audit and severance costs related to the FCPA investigation. In addition, selling and administrative expense included $2,387 and $5,604 of restructuring charges in the first quarter of 2012 and 2011, respectively. The majority of the first-quarter 2012 restructuring charges related to the Company's global shared services plan, which entails expanding the Company's current information technology center in India, to create a global shared services center. The first-quarter 2011 restructuring charges related mainly to the EMEA reorganization.

Research, development and engineering expense as a percent of net sales in 2012 and 2011 were 2.7 percent and 3.2 percent, respectively. The decrease as a percent of net sales was influenced by the significant growth in revenue.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of March 31, 2012
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

Operating Profit
The following table represents information regarding our operating profit for the three months ended March 31:

	2012	2011	$ Change/	% Change
Operating profit	$54,644	$8,869	$45,775	516.1
Operating profit margin	7.8%	1.4%

The increase in operating profit in the first quarter of 2012 compared to the same period of 2011 was influenced by significant growth in service and product revenue, improvement in both service and product gross margins which generated a better rate of return, and the reduction in operating expenses noted above. All of these items combined to produce a 6.4 percent increase in operating profit in the first quarter of 2012 compared to the same period of 2011.
Other Income (Expense)
The following table represents information regarding our other income (expense) for the three months ended March 31:

	2012	2011	$ Change	% Change
Investment income	$11,955	$10,898	$1,057	9.7
Interest expense	(7,608)	(8,673)	(1,065)	(12.3)
Foreign exchange gain (loss), net	545	(1,046)	1,591	N/M
Miscellaneous, net	(90)	23	(113)	N/M
Other income (expense)	$4,802	$1,202	$3,600	299.5

The improvement in foreign exchange was influenced by favorable currency positions mostly in EMEA, partially offset by a net reduction elsewhere. Investment income in the first quarter of 2012 was favorable compared to the same period of 2011 related to increased investments. Interest expense was favorable compared to the same period in 2011 due to lower interest rates and fees.
Income from Continuing Operations
The following table represents information regarding our income from continuing operations for the three months ended March 31:

	2012	2011	$ Change	% Change
Income from continuing operations	$45,965	$4,146	$41,819	N/M
Percent of net sales	6.6%	0.7%
Effective tax rate	22.7%	58.8%

The increase in net income from continuing operations in 2012 compared to 2011 was influenced by revenue growth and cost efficiencies, which improved the operating margin paired with the other income noted above. The 36.1 percentage point decrease in the effective tax rate was mainly due to first-quarter 2011 losses in certain EMEA jurisdictions for which no tax benefit was recognized in the first-quarter 2011 effective tax rate. The impact was significant on the first-quarter 2011 effective tax rate because these operating losses were relatively large when compared to income from continuing operations before taxes for the period. Additionally, foreign income tax assessments and interest on uncertain tax positions increased the first-quarter 2011 effective tax rate.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of March 31, 2012
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

Segment Analysis and Operating Profit Summary
The following table represents information regarding our revenue by reporting segment for the three months ended March 31:

	2012	2011	$ Change	% Change
DNA	$399,920	$305,964	$93,956	30.7
DI	298,571	308,193	(9,622)	(3.1)
Total net sales	$698,491	$614,157	$84,334	13.7

The increase in DNA net sales was driven by continued growth in the FSS business, particularly related to higher product volume in both the U.S. regional and national bank business. The higher product volume stimulated growth in installation services as well as improvement in software-led services. Partially offsetting these increases were lower volumes in Canada as well as security products in both the U.S. regional and national bank business.

The decrease in DI net sales was influenced by a net unfavorable currency impact of $11,077, of which approximately 59 percent related to Brazil. Operationally, DI realized lower FSS and lottery systems volume in Brazil as well as a reduction in volume within EMEA. These decreases were partially offset with higher product and service volumes in Asia Pacific compared to the same period of 2011. The improvement in Asia Pacific was concentrated in Thailand, China and India.
The following table represents information regarding our operating profit (loss) by reporting segment for the three months ended March 31:

	2012	2011	$ Change	% Change
DNA	$55,297	$16,152	$39,145	242.4
DI	(653)	(7,283)	6,630	91.0
Total operating profit	$54,644	$8,869	$45,775	516.1

DNA operating profit in the first quarter of 2012 increased by $39,145 compared to the same period of 2011. The increase was driven primarily by higher FSS product volume in the U.S. regional bank business as well as cost efficiencies in software-led services and maintenance related to higher installation volume and better labor productivity. These increases were partially offset with an increase in operating expense related mostly to higher compensation and benefits.

DI operating loss in the first quarter of 2012 decreased by $6,630 compared to the same period of 2011. The majority of the improvement was due to lower restructuring charges in EMEA related to the 2011 reorganization. Furthermore, EMEA operational performance improved in the first quarter of 2012 resulting from the restructuring efforts. Partially offsetting this improvement were lower volumes in Brazil FSS and lottery businesses in comparison to the same period of 2011.
Refer to note 17 to the condensed consolidated financial statements for further details of segment revenue and operating profit.

LIQUIDITY AND CAPITAL RESOURCES
Capital resources are obtained from income retained in the business, borrowings under the Company’s senior notes, committed and uncommitted credit facilities, long-term industrial revenue bonds, and operating and capital leasing arrangements. Management expects that the Company’s capital resources will be sufficient to finance planned working capital needs, research and development activities, investments in facilities or equipment, pension contributions, dividends and any repurchase of the Company’s common shares for at least the next 12 months. As of March 31, 2012, $601,489 or 98.4 percent of the Company’s cash and cash equivalents and short-term investments reside in international tax jurisdictions. Repatriation of these funds could be negatively impacted by potential foreign and domestic taxes. Part of the Company’s growth strategy is to pursue strategic acquisitions. The Company has made acquisitions in the past and intends to make acquisitions in the future. The Company intends to finance any future acquisitions with either cash and short-term investments, cash provided from operations, borrowings under available credit facilities, proceeds from debt or equity offerings and/or the issuance of common shares.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of March 31, 2012
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

The following table summarizes the results of our condensed consolidated statement of cash flows for the three months ended March 31:

	2012	2011
Net cash flow (used in) provided by:
Operating activities	$(26,021)	$(90,151)
Investing activities	(19,783)	2,197
Financing activities	18,540	35,958
Effect of exchange rate changes on cash and cash equivalents	4,781	2,900
Net decrease in cash and cash equivalents	$(22,483)	$(49,096)
Net cash used in operating activities was $26,021 for the three months ended March 31, 2012, a decrease of $64,130 from $90,151 for the same period in 2011. Cash flows from operating activities are generated primarily from operating income and managing the components of working capital. Cash flows from operating activities during the three months ended March 31, 2012, compared to the same period of 2011, were positively impacted by a $41,830 increase in net income, as well as favorable changes in accounts payable, deferred revenue and certain other assets and liabilities. These changes were partially offset by unfavorable changes in trade receivables, inventories, prepaid expenses and other current assets.
Net cash used in investing activities was $19,783 for the three months ended March 31, 2012 compared to net cash provided by investing activities of $2,197 for the same period in 2011. The $21,980 change was primarily due to $a 14,921 change in net investment activity and a $2,900 decrease in collections on purchased finance receivables, as well as increases in capital expenditures and certain other assets.
Net cash provided by financing activities was $18,540 for the three months ended March 31, 2012, a decrease of $17,418 from $35,958 for the same period of 2011. The change was primarily due to a $41,967 decrease in net borrowings, partially offset by a decrease in share repurchases of $18,566 and an increase in the issuance of common shares of $5,885.
As of March 31, 2012, the Company had various international short-term uncommitted lines of credit with borrowing limits of $110,700. Short-term uncommitted lines mature in less than one year. The amount available under the short-term uncommitted lines at March 31, 2012 was $71,419.
In June 2011, the Company entered into a five-year credit facility, which replaced its previous credit facility. As of March 31, 2012, the Company had borrowing limits under the credit facility totaling $500,000. Under the terms of the credit facility agreement, the Company has the ability, subject to various approvals, to increase the borrowing limits by $250,000. Up to $50,000 of the revolving credit facility is available under a swing line subfacility. The weighted-average interest rate on outstanding credit facility borrowings as of March 31, 2012 and December 31, 2011 was 1.44 percent and 1.49 percent, respectively, which is variable based on the London Interbank Offered Rate (LIBOR). The amount available under the new credit facility as of March 31, 2012 was $197,000.

In March 2006, the Company issued senior notes in an aggregate principal amount of $300,000 with a weighted-average fixed interest rate of 5.50 percent. The maturity dates of the senior notes are staggered, with $75,000, $175,000 and $50,000 becoming due in 2013, 2016 and 2018, respectively. Additionally, the Company entered into a derivative transaction to hedge interest rate risk on $200,000 of the senior notes, which was treated as a cash flow hedge. This reduced the effective interest rate from 5.50 percent to 5.36 percent. As of March 31, 2012, although it is due within twelve months, $75,000 of the senior notes remain classified as long-term debt because of the Company's intent and ability to fund the repayment using amounts available under its credit facility, unless an alternative source of financing with more favorable terms is available upon maturity.
The Company’s debt agreements contain various restrictive financial covenants, including net debt to capitalization and net interest coverage ratios. As of March 31, 2012, the Company was in compliance with the financial covenants in its debt agreements.
Dividends The Company paid dividends of $18,094 and $18,650 in the three months ended March 31, 2012 and 2011, respectively. Quarterly dividends were $0.285 and $0.280 per share for 2012 and 2011, respectively.
All contractual cash obligations with initial and remaining terms in excess of one year and contingent liabilities remained generally unchanged at March 31, 2012 compared to December 31, 2011.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of March 31, 2012
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

Off-Balance Sheet Arrangements The Company enters into various arrangements not recognized in the condensed consolidated balance sheets that have or could have an effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources. The principal off-balance sheet arrangements that the Company enters into are guarantees and sales of finance receivables. The Company provides its global operations guarantees and standby letters of credit through various financial institutions to suppliers, regulatory agencies and insurance providers. If the Company is not able to make payment, the suppliers, regulatory agencies and insurance providers may draw on the pertinent bank. Refer to note 12 to the condensed consolidated financial statements for further details of guarantees. The Company has sold finance receivables to financial institutions while continuing to service the receivables. The Company records these sales by removing finance receivables from the condensed consolidated balance sheets and recording gains and losses in the condensed consolidated statements of income.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s condensed consolidated financial statements. The preparation of these financial statements requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities and reported amounts of revenues and expenses. Such estimates include revenue recognition, the valuation of trade receivables, inventories, goodwill, intangible assets, other long-lived assets, legal contingencies, guarantee obligations and assumptions used in the calculation of income taxes, pension and postretirement benefits and customer incentives, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors. Management monitors the economic conditions and other factors and will adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.
Management believes there have been no significant changes during the three months ended March 31, 2012 to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

FORWARD-LOOKING STATEMENT DISCLOSURE
In this quarterly report on Form 10-Q, statements that are not reported financial results or other historical information are “forward-looking statements.” Forward-looking statements give current expectations or forecasts of future events and are not guarantees of future performance. These forward-looking statements relate to, among other things, the Company’s future operating performance, the Company’s share of new and existing markets, the Company’s short- and long-term revenue and earnings growth rates, the Company’s implementation of cost-reduction initiatives and measures to improve pricing, including the optimization of the Company’s manufacturing capacity. The use of the words “will,” “believes,” “anticipates,” “plans,” “projects,” “expects,” “intends” and similar expressions is intended to identify forward-looking statements that have been made and may in the future be made by or on behalf of the Company.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of March 31, 2012
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

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

•	the amount and timing of repurchases of the Company’s common shares, if any;

•	the outcome of the Company’s global FCPA review and any actions taken by government agencies in connection with the Company’s self disclosure, including the pending SEC investigation; and

•	the Company’s ability to achieve benefits from its cost-reduction initiatives and other strategic changes, including its restructuring actions.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2012

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to the Company’s annual report on Form 10-K for the year ended December 31, 2011. There has been no material change in this information since December 31, 2011.

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
In connection with the preparation of this quarterly report, management, under the supervision and with the participation of the CEO and CFO, conducted an evaluation of disclosure controls and procedures. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012.
No change was made to the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS
(dollars in thousands)
At March 31, 2012, the Company was a party to several lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the Company’s condensed consolidated financial statements would not be materially affected by the outcome of those legal proceedings, commitments, or asserted claims.
In addition to the routine legal proceedings noted above the Company was a party to the lawsuits described below at March 31, 2012:
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

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2012

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

ITEM 1A: RISK FACTORS
Refer to the Company’s annual report on Form 10-K for the year ended December 31, 2011.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Information concerning the Company’s share repurchases made during the first quarter of 2012:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
January	806	$30.14	—	2,426,177
February	71,460	38.44	—	2,426,177
March	3,157	35.86	—	2,426,177
Total	75,423	38.24	—

(1)	All shares were surrendered or deemed surrendered to the Company in connection with the Company’s share-based compensation plans.

(2)
The total number of shares repurchased as part of the publicly announced share repurchase plan since its inception was 13,450,772 as of March 31, 2012. The plan was approved by the Board of Directors in 1997. The Company may purchase shares from time to time in open market purchases or privately negotiated transactions. The Company may make all or part of the purchases pursuant to accelerated share repurchases or Rule 10b5-1 plans. The plan has no expiration date. The following table provides a summary of Board of Directors approvals to repurchase the Company’s outstanding common shares:

Total Number of Shares Approved for Repurchase
1997	2,000,000
2004	2,000,000
2005	6,000,000
2007	2,000,000
2011	1,876,949
2012	2,000,000
15,876,949

ITEM 3: DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4: MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5: OTHER INFORMATION

On December 7, 2011, the Compensation Committee of the Company adopted a Senior Leadership Severance Policy (the Policy) for certain members of senior management, including all of the Company's named executive officers. The Policy was adopted in order to provide greater consistency for executives who are involuntarily terminated other than for cause or upon certain constructive terminations, in each case separate from a change-in-control, and also to provide a consistent approach to ensuring reinforcement of an executive's confidentiality, non-competition and non-solicitation obligations.
The Policy provides for the following:

•
Severance of two times base salary and target bonus for the CEO, and one and one-half times salary and target bonus for the other named executive officers, as well as a pro-rata award bonus payment, to the extent such awards are ultimately earned based on the Company's performance;

•
Two years of continued participation in our employee health and welfare benefit plans for our CEO, and one and one-half years of continued participation for the other named executive officers (excluding perquisites and any qualified or non-qualified pension or 401(k) plans);

•	Lapse of the restrictions on outstanding restricted shares;

•	Vesting of all outstanding non-vested options, which shall remain exercisable for three months;

•	Pro-rata vesting of all outstanding RSUs and performance shares (to the extent such awards are earned); and

•	Professional outplacement services for up to two years.
In order to accept severance benefits under the Policy, the executive is required to sign a release of claims and acknowledgment of certain restrictive covenants, including non-competition, non-solicitation and confidentiality protections for the benefit of the Company. When triggered, these restrictive covenants and other protections will be enforceable for two years for the CEO, and for one and one-half years for the other named executive officers.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2012

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

10.31	Diebold, Incorporated Senior Leadership Severance Plan (For Tier I, Tier II, and Tier III Executives)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2012

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIEBOLD, INCORPORATED

Date: April 30, 2012	By:	/s/ Thomas W. Swidarski
Thomas W. Swidarski
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 30, 2012	By:	/s/ Bradley C. Richardson
Bradley C. Richardson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2012

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT DESCRIPTION

10.31	Diebold, Incorporated Senior Leadership Severance Plan (For Tier I, Tier II, and Tier III Executives)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.