Form 10-Q
period 2012-06-30
DIEBOLD INC
filed 2012-08-02
CIK 28823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
Form 10-Q
__________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock outstanding as of July 27, 2012 was 63,212,049.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS
DIEBOLD, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$320,541	$333,920
Short-term investments	270,859	286,853
Trade receivables, less allowances for doubtful accounts of $23,144 and $22,128, respectively	451,038	414,969
Inventories	486,089	440,900
Deferred income taxes	109,097	114,250
Prepaid expenses	31,206	31,452
Other current assets	132,168	110,011
Total current assets	1,800,998	1,732,355
Securities and other investments	74,946	74,869
Property, plant and equipment, at cost	635,422	642,256
Less accumulated depreciation and amortization	455,739	449,562
Property, plant and equipment, net	179,683	192,694
Goodwill	245,163	253,063
Deferred income taxes	89,522	91,090
Other assets	179,017	173,372
Total assets	$2,569,329	$2,517,443
LIABILITIES AND EQUITY
Current liabilities
Notes payable	$61,717	$21,722
Accounts payable	229,371	221,964
Deferred revenue	243,074	241,992
Payroll and other benefits liabilities	61,904	79,854
Other current liabilities	244,335	258,685
Total current liabilities	840,401	824,217
Long-term debt	630,037	606,154
Pensions and other benefits	135,837	148,399
Postretirement and other benefits	23,222	23,196
Deferred income taxes	30,186	32,029
Other long-term liabilities	26,885	25,188
Commitments and contingencies	—	—
Equity
Diebold, Incorporated shareholders' equity
Preferred shares, no par value, 1,000,000 authorized shares, none issued	—	—
Common shares, $1.25 par value, 125,000,000 authorized shares, 77,591,365 and 76,840,956 issued shares, 63,188,535 and 62,513,615 outstanding shares, respectively	96,989	96,051
Additional capital	348,574	327,805
Retained earnings	1,026,562	991,210
Treasury shares, at cost (14,402,830 and 14,327,341 shares, respectively)	(550,633)	(547,737)
Accumulated other comprehensive income	(70,755)	(40,343)
Total Diebold, Incorporated shareholders' equity	850,737	826,986
Noncontrolling interests	32,024	31,274
Total equity	882,761	858,260
Total liabilities and equity	$2,569,329	$2,517,443
See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net sales
Services	$396,909	$388,951	$793,774	$753,325
Products	346,279	273,431	647,905	523,214
	743,188	662,382	1,441,679	1,276,539
Cost of sales
Services	294,092	288,123	579,488	564,013
Products	263,527	204,769	483,382	393,632
	557,619	492,892	1,062,870	957,645
Gross profit	185,569	169,490	378,809	318,894
Selling and administrative expense	118,803	122,051	238,598	243,162
Research, development and engineering expense	20,172	19,375	38,973	38,799
Impairment of assets	6,701	2,962	6,701	2,962
	145,676	144,388	284,272	284,923
Operating profit	39,893	25,102	94,537	33,971
Other income (expense)
Investment income	8,039	9,669	19,994	20,567
Interest expense	(7,461)	(9,515)	(15,069)	(18,188)
Foreign exchange gain, net	1,102	1,492	1,647	446
Miscellaneous, net	431	1,434	341	1,457
Income from continuing operations before taxes	42,004	28,182	101,450	38,253
Taxes on income	14,212	6,580	27,693	12,505
Income from continuing operations	27,792	21,602	73,757	25,748
Income from discontinued operations, net of tax	—	529	—	518
Net income	27,792	22,131	73,757	26,266
Net income attributable to noncontrolling interests	1,290	1,327	2,092	2,961
Net income attributable to Diebold, Incorporated	$26,502	$20,804	$71,665	$23,305

Basic weighted-average shares outstanding	63,064	65,028	62,899	65,393
Diluted weighted-average shares outstanding	64,035	65,482	63,795	65,842

Basic earnings per share
Income from continuing operations, net of tax	$0.42	$0.31	$1.14	$0.35
Income from discontinued operations, net of tax	—	0.01	—	0.01
Net income attributable to Diebold, Incorporated	$0.42	$0.32	$1.14	$0.36

Diluted earnings per share
Income from continuing operations, net of tax	$0.41	$0.31	$1.12	$0.34
Income from discontinued operations, net of tax	—	0.01	—	0.01
Net income attributable to Diebold, Incorporated	$0.41	$0.32	$1.12	$0.35

Amounts attributable to Diebold, Incorporated
Income from continuing operations, net of tax	$26,502	$20,275	$71,665	$22,787
Income from discontinued operations, net of tax	—	529	—	518
Net income attributable to Diebold, Incorporated	$26,502	$20,804	$71,665	$23,305
See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income	$27,792	$22,131	$73,757	$26,266
Other comprehensive income, net of tax:
Foreign currency hedges and translation	(66,033)	34,149	(40,468)	49,094
Interest rate hedges:
Net (loss) gain recognized in other comprehensive income	(101)	(262)	69	(222)
Less: reclassification adjustment for net gains included in net income	76	78	170	167
	(177)	(340)	(101)	(389)
Pension and other postretirement benefits:
Net actuarial loss amortization	4,305	2,491	8,637	4,994
Net prior service cost (benefit) amortization	(65)	(65)	(129)	(129)
Other	5	(894)	10	(2,604)
	4,245	1,532	8,518	2,261
Unrealized gain (loss), net on securities:
Net gain (loss) recognized in other comprehensive income	3,333	(1,167)	2,917	(2,004)
Less: reclassification adjustment for net gain (loss) included in net income	1,180	(1,304)	1,508	(1,468)
	2,153	137	1,409	(536)
Other comprehensive (loss) income, net of tax	(59,812)	35,478	(30,642)	50,430
Comprehensive (loss) income	(32,020)	57,609	43,115	76,696
Less: comprehensive income attributable to noncontrolling interests	1,068	1,659	1,862	3,564
Comprehensive (loss) income attributable to Diebold, Incorporated	$(33,088)	$55,950	$41,253	$73,132
See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2012	2011
Cash flow from operating activities:
Net income	$73,757	$26,266
Adjustments to reconcile net income to cash flow from operating activities:
Depreciation and amortization	38,795	39,034
Share-based compensation	5,704	6,617
Excess tax benefits from share-based compensation	(1,591)	(1,390)
Impairment of assets	6,701	2,962
Equity in earnings of an investee	(592)	(859)
Cash flow from changes in certain assets and liabilities:
Trade receivables	(44,841)	(28,284)
Inventories	(54,882)	(36,452)
Prepaid expenses	84	3,055
Other current assets	(32,583)	(34,952)
Accounts payable	10,406	(13,392)
Deferred revenue	1,908	8,611
Certain other assets and liabilities	(36,836)	(71,190)
Net cash used in operating activities	(33,970)	(99,974)
Cash flow from investing activities:
Proceeds from sale of discontinued operations	—	2,520
Proceeds from maturities of investments	156,491	139,020
Proceeds from sale of investments	16,157	26,761
Payments for purchases of investments	(176,404)	(135,798)
Proceeds from sale of assets	283	182
Capital expenditures	(20,669)	(23,687)
Collections on purchased finance receivables	7,072	12,976
Increase in certain other assets	(4,549)	(9,183)
Net cash (used in) provided by investing activities	(21,619)	12,791
Cash flow from financing activities:
Dividends paid	(36,313)	(37,090)
Debt issuance costs	—	(1,733)
Debt borrowings	430,260	350,679
Debt repayments	(366,773)	(227,563)
Distributions of affiliates earnings to noncontrolling interest holders	(1,112)	(1,045)
Excess tax benefits from share-based compensation	1,591	1,390
Issuance of common shares	16,003	4,017
Repurchase of common shares	(2,896)	(57,591)
Net cash provided by financing activities	40,760	31,064
Effect of exchange rate changes on cash and cash equivalents	1,450	6,201
Decrease in cash and cash equivalents	(13,379)	(49,918)
Cash and cash equivalents at the beginning of the period	333,920	328,658
Cash and cash equivalents at the end of the period	$320,541	$278,740
See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2012
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
The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s annual report on Form 10-K for the year ended December 31, 2011. In addition, some of the Company’s statements in this quarterly report on Form 10-Q may involve risks and uncertainties that could significantly impact expected future results. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of results to be expected for the full year.
RECENTLY ADOPTED ACCOUNTING GUIDANCE
In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, Presentation of Comprehensive Income (ASU 2011-05), which eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Subsequently, in December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income (ASU 2011-12), which indefinitely defers the requirement in ASU 2011-05 to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The Company has provided the required statements of comprehensive income for the three and six months ended June 30, 2012 and 2011.
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
FORM 10-Q as of June 30, 2012
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

NOTE 2: EARNINGS PER SHARE
Basic earnings per share is based on the weighted-average number of common shares outstanding. Diluted earnings per share includes the dilutive effect of potential common shares outstanding. Under the two-class method of computing earnings per share, non-vested share-based payment awards that contain rights to receive non-forfeitable dividends are considered participating securities. The Company’s participating securities include restricted stock units (RSUs), deferred shares and shares that were vested, but deferred by the employee. The Company calculated basic and diluted earnings per share under both the treasury stock method and the two-class method. For the three and six months ended June 30, 2012 and 2011, there was no impact in the per share amounts calculated under the two methods. Accordingly, the treasury stock method is disclosed below.
The following represents amounts used in computing earnings per share and the effect on the weighted-average number of shares of dilutive potential common shares:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Numerator:
Income used in basic and diluted earnings per share:
Income from continuing operations, net of tax	$26,502	$20,275	$71,665	$22,787
Income from discontinued operations, net of tax	—	529	—	518
Net income attributable to Diebold, Incorporated	$26,502	$20,804	$71,665	$23,305
Denominator (in thousands):
Weighted-average number of common shares used in basic earnings per share	63,064	65,028	62,899	65,393
Effect of dilutive shares	971	454	896	449
Weighted-average number of shares used in diluted earnings per share	64,035	65,482	63,795	65,842
Basic earnings per share:
Net income from continuing operations	$0.42	$0.31	$1.14	$0.35
Income from discontinued operations	—	0.01	—	0.01
Net income attributable to Diebold, Incorporated	$0.42	$0.32	$1.14	$0.36
Diluted earnings per share:
Net income from continuing operations	$0.41	$0.31	$1.12	$0.34
Income from discontinued operations	—	0.01	—	0.01
Net income attributable to Diebold, Incorporated	$0.41	$0.32	$1.12	$0.35
Anti-dilutive shares (in thousands):
Anti-dilutive shares not used in calculating diluted weighted-average shares	1,980	2,092	1,985	2,057

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2012
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

NOTE 3: EQUITY
The following table presents changes in shareholders' equity attributable to Diebold, Incorporated and the noncontrolling interests:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Diebold, Incorporated shareholders' equity
Balance at beginning of period	$894,047	$947,030	$826,986	$961,155
Comprehensive (loss) income attributable to Diebold, Incorporated	(33,088)	55,950	41,253	73,132
Common shares	252	43	938	580
Additional capital	7,756	2,865	20,769	11,122
Treasury shares	(11)	(36,140)	(2,896)	(57,591)
Dividends declared and paid	(18,219)	(18,440)	(36,313)	(37,090)
Balance at end of period	$850,737	$951,308	$850,737	$951,308

Noncontrolling interests
Balance at beginning of period	$30,956	$30,254	$31,274	$28,659
Comprehensive income attributable to noncontrolling interests	1,068	1,659	1,862	3,564
Distributions to noncontrolling interest holders	—	(735)	(1,112)	(1,045)
Balance at end of period	$32,024	$31,178	$32,024	$31,178

NOTE 4: SHARE-BASED COMPENSATION
The Company’s share-based compensation payments to employees are recognized in the statement of income based on their grant-date fair values during the period in which the employee is required to provide services in exchange for the award. Share-based compensation is recognized as a component of selling and administrative expense. Total share-based compensation expense was $1,907 and $3,181 for the three months ended June 30, 2012 and 2011, respectively, and $5,704 and $6,617 for the six months ended June 30, 2012 and 2011, respectively.

Options outstanding and exercisable as of June 30, 2012 under the Company’s 1991 Equity and Performance Incentive Plan (as Amended and Restated as of April 13, 2009) and changes during the six months ended June 30, 2012, were as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(in thousands)	(per share)	(in years)
Outstanding at January 1, 2012	3,201	$36.70
Expired or forfeited	(447)	$37.24
Exercised	(532)	$30.05
Granted	570	$34.98
Outstanding at June 30, 2012	2,792	$37.53	6	$9,293
Options exercisable at June 30, 2012	1,669	$40.83	4	$4,470
Options vested and expected to vest (2) at June 30, 2012	2,761	$37.59	6	$9,152

(1)
The aggregate intrinsic value (the difference between the closing price of the Company’s common shares on the last trading day of the second quarter of 2012 and the exercise price, multiplied by the number of “in-the-money” options) that would have been received by the option holders had all option holders exercised their options on June 30, 2012. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common shares.

(2)	The options expected to vest are the result of applying the pre-vesting forfeiture rate assumption to total outstanding non-vested options.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2012
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

The following table summarizes information on non-vested RSUs, performance shares and deferred shares for the six months ended June 30, 2012:

	Number of Shares	Weighted-Average Grant-Date Fair Value
	(in thousands)
RSUs:
Non-Vested at January 1, 2012	717	$30.69
Forfeited	(44)	$30.43
Vested	(127)	$24.84
Granted	235	$35.31
Non-Vested at June 30, 2012	781	$33.05
Performance Shares (1):
Non-Vested at January 1, 2012	727	$34.70
Forfeited	(216)	$31.01
Vested	(86)	$29.25
Granted	301	$44.25
Non-Vested at June 30, 2012	726	$40.40
Director Deferred Shares:
Non-Vested at January 1, 2012	19	$33.98
Vested	(19)	$33.98
Granted	28	$40.54
Non-Vested at June 30, 2012	28	$40.54
Vested at June 30, 2012	115	$33.90
Outstanding at June 30, 2012	143	$35.22

(1)
Non-vested performance shares are based on a maximum potential payout. Actual shares granted at the end of the performance period may be less than the maximum potential payout level depending on achievement of performance share objectives.

NOTE 5: INCOME TAXES
The effective tax rate on continuing operations for the three months ended June 30, 2012 was 33.8 percent compared to 23.3 percent for the same period of 2011. The 10.5 percentage point increase is attributable to the growth of income during 2012 in regions with higher tax rates. Additionally, a non-recurring discrete item related to state tax benefits reduced the effective tax rate for the three months ended June 30, 2011.
The effective tax rate on continuing operations for the six months ended June 30, 2012 was 27.3 percent compared to 32.7 percent for the same period of 2011. The 5.4 percentage point decrease was mainly due to operating losses in certain Europe, Middle East and Africa (EMEA) jurisdictions for which no tax benefit was recognized in the 2011 effective tax rate. The impact was significant on the 2011 tax rate because these operating losses were relatively large when compared to consolidated income from continuing operations before taxes for the period.

NOTE 6: INVESTMENTS
The Company’s investments, primarily in Brazil, consist of certificates of deposit and U.S. dollar indexed bond funds, which are classified as available-for-sale and stated at fair value based upon quoted market prices and net asset values, respectively. Unrealized gains and losses are recorded in OCI. Realized gains and losses are recognized in investment income and are determined using the specific identification method. Realized gains (losses), net from the sale of securities were $1,180 and $(1,304) for the three months ended June 30, 2012 and 2011, respectively, and $1,508 and $(1,468) for the six months ended June 30, 2012 and 2011, respectively. Proceeds from the sale of available-for-sale securities were $16,157 and $26,761 during the six months ended June 30, 2012 and 2011, respectively.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2012
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

The Company’s investments, excluding cash surrender value of insurance contracts of $68,053 and $67,699 as of June 30, 2012 and December 31, 2011, respectively, consist of the following:

	Cost Basis	Unrealized Gain (Loss)	Fair Value
As of June 30, 2012
Short-term investments:
Certificates of deposit	$245,989	$—	$245,989
U.S. dollar indexed bond funds	22,123	2,747	24,870
	$268,112	$2,747	$270,859
Long-term investments:
Assets held in a rabbi trust	$6,765	$128	$6,893
As of December 31, 2011
Short-term investments:
Certificates of deposit	$269,033	$—	$269,033
U.S. dollar indexed bond funds	16,482	1,338	17,820
	$285,515	$1,338	$286,853
Long-term investments:
Assets held in a rabbi trust	$7,428	$(258)	$7,170

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

Financing Receivables The Company evaluates the collectability of notes and finance lease receivables (collectively, financing receivables) on a customer-by-customer basis and evaluates specific customer circumstances, aging of invoices, credit risk changes and payment patterns and historical loss experience. When the collectability is determined to be at risk based on the above criteria, the Company records the allowance for credit losses, which represents the Company’s current exposure less estimated reimbursement from insurance claims. After all efforts at collection have been unsuccessful, the account is deemed uncollectible and is written off. The following table summarizes the Company’s allowance for credit losses and recorded investment in financing receivables for the six months ended June 30, 2012:

	Finance Leases	Notes Receivable	Total
Allowance for credit losses
Balance at January 1, 2012	$210	$2,047	$2,257
Provision for credit losses	247	—	247
Recoveries	41	—	41
Write-offs	—	—	—
Balance at June 30, 2012	$498	$2,047	$2,545

Allowance resulting from individual impairment evaluation	$498	$2,047	$2,545
Allowance resulting from collective impairment evaluation	—	—	—

Financing receivables individually evaluated for impairment	$95,753	$13,829	$109,582
Financing receivables collectively evaluated for impairment	—	—	—

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2012
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

The following table summarizes the Company’s allowance for credit losses and recorded investment in financing receivables for the six months ended June 30, 2011:

	Finance Leases	Notes Receivable	Total
Allowance for credit losses
Balance at January 1, 2011	$378	$470	$848
Provision for credit losses	9	1,652	1,661
Recoveries	94	5,454	5,548
Write-offs	(354)	(5,956)	(6,310)
Balance at June 30, 2011	$127	$1,620	$1,747

Allowance resulting from individual impairment evaluation	$127	$1,620	$1,747
Allowance resulting from collective impairment evaluation	—	—	—

Financing receivables individually evaluated for impairment	$117,205	$16,540	$133,745
Financing receivables collectively evaluated for impairment	—	—	—
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
As of June 30, 2012 and December 31, 2011, the recorded investment in past-due finance lease receivables on nonaccrual status was $4,928 and $1,740, respectively. The recorded investment in finance lease receivables past due 90 days or more and still accruing interest was $98 and $114 as of June 30, 2012 and December 31, 2011, respectively. The recorded investment in impaired notes receivable as of June 30, 2012 and December 31, 2011 was $2,047 and $2,047, respectively, and was fully reserved. The following table summarizes the Company’s aging of past-due notes receivable balances:

	June 30, 2012	December 31, 2011
30-59 days past due	$—	$—
60-89 days past due	—	—
> 89 days past due	1,633	1,495
Total past due	$1,633	$1,495

NOTE 8: INVENTORIES
Major classes of inventories are summarized as follows:

	June 30, 2012	December 31, 2011
Finished goods	$210,081	$188,571
Service parts	163,422	152,597
Raw materials and work in process	112,586	99,732
Total inventories	$486,089	$440,900

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2012
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

NOTE 9: OTHER ASSETS
Included in other assets are net capitalized software development costs of $50,884 and $51,117 as of June 30, 2012 and December 31, 2011, respectively. Amortization expense on capitalized software of $4,231 and $4,832 was included in product cost of sales for the three months ended June 30, 2012 and 2011, respectively, and $8,601 and $9,408 for the six months ended June 30, 2012 and 2011, respectively. Other long-term assets also consist of patents, trademarks and other intangible assets. Where applicable, other assets are stated at cost and, if applicable, are amortized ratably over the relevant contract period or the estimated life of the assets. Fees to renew or extend the term of the Company’s intangible assets are expensed when incurred. Impairment of long-lived assets is recognized when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the expected future undiscounted cash flows are less than the carrying amount of the asset group, an impairment loss may be recognized at that time to reduce the asset to the lower of its fair value or its net book value. The Company recorded $2,962 of software intangible asset impairment charges within Diebold North America (DNA) continuing operations in the second quarter of 2011.
Investment in Affiliate Investment in the Company’s non-consolidated affiliate is accounted for under the equity method and consists of a 50 percent ownership in Shanghai Diebold King Safe Company, Ltd. The balance of this investment as of June 30, 2012 and December 31, 2011 was $12,053 and $11,461, respectively, and fluctuated based on equity earnings and dividends. Equity earnings from the non-consolidated affiliate are included in miscellaneous, net in the condensed consolidated statements of income and were $345 and $434 for the three months ended June 30, 2012 and 2011, respectively, and $592 and $859 for the six months ended June 30, 2012 and 2011, respectively.

NOTE 10: DEBT
Outstanding debt balances were as follows:

	June 30, 2012	December 31, 2011
Notes payable:
Uncommitted lines of credit	$61,538	$21,572
Other	179	150
	$61,717	$21,722
Long-term debt:
Credit facility	$315,000	$291,000
Senior notes	300,000	300,000
Industrial development revenue bonds	11,900	11,900
Other	3,137	3,254
	$630,037	$606,154
As of June 30, 2012, the Company had various international short-term uncommitted lines of credit with borrowing limits of $108,932. The weighted-average interest rate on outstanding borrowings on the short-term uncommitted lines of credit as of June 30, 2012 and December 31, 2011 was 2.59 percent and 4.23 percent, respectively. The decline in the weighted-average interest rate is attributable to the change in mix of borrowings in foreign entities. Short-term uncommitted lines mature in less than one year. The amount available under the short-term uncommitted lines at June 30, 2012 was $47,394.
In June 2011, the Company entered into a five-year credit facility, which replaced its previous credit facility. As of June 30, 2012, the Company had borrowing limits under the credit facility totaling $500,000. Under the terms of the credit facility agreement, the Company has the ability, subject to various approvals, to increase the borrowing limits by $250,000. Up to $50,000 of the revolving credit facility is available under a swing line subfacility. The weighted-average interest rate on outstanding credit facility borrowings as of June 30, 2012 and December 31, 2011 was 1.24 percent and 1.49 percent, respectively, which is variable based on the London Interbank Offered Rate (LIBOR). The amount available under the credit facility as of June 30, 2012 was $185,000.

In March 2006, the Company issued senior notes in an aggregate principal amount of $300,000 with a weighted-average fixed interest rate of 5.50 percent. The maturity dates of the senior notes are staggered, with $75,000, $175,000 and $50,000 becoming due in 2013, 2016 and 2018, respectively. Additionally, the Company entered into a derivative transaction to hedge interest rate risk on $200,000 of the senior notes, which was treated as a cash flow hedge. This reduced the effective interest rate from 5.50 percent to 5.36 percent. As of June 30, 2012, although due within twelve months, $75,000 of the senior notes remain classified

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2012
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

as long-term debt because of the Company's intent and ability to fund the repayment using amounts available under its credit facility, unless an alternative source of financing with more favorable terms is available upon maturity.
In 1997, industrial development revenue bonds were issued on behalf of the Company. The proceeds from the bond issuances were used to construct new manufacturing facilities in the United States. The Company guaranteed the payments of principal and interest on the bonds by obtaining letters of credit. The bonds were issued with a 20-year original term and are scheduled to mature in 2017. Each industrial development revenue bond carries a variable interest rate, which is reset weekly by the remarketing agents. The weighted-average interest rate on the bonds was 0.86 percent and 0.77 percent as of June 30, 2012 and December 31, 2011, respectively.
The Company’s debt agreements contain various restrictive financial covenants, including net debt to capitalization and net interest coverage ratios. As of June 30, 2012, the Company was in compliance with the financial covenants in its debt agreements.

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
The following table sets forth the net periodic benefit cost for the Company’s defined benefit pension plans and other benefits for the three months ended June 30:

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Components of net periodic benefit cost
Service cost	$2,861	$2,713	$—	$—
Interest cost	7,958	7,872	203	232
Expected return on plan assets	(10,206)	(10,184)	—	—
Amortization of prior service cost (benefit)	64	64	(129)	(129)
Recognized net actuarial loss	4,183	2,394	122	97
Net periodic pension benefit cost	$4,860	$2,859	$196	$200

The following table sets forth the net periodic benefit cost for the Company’s defined benefit pension plans and other benefits for the six months ended June 30:

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Components of net periodic benefit cost
Service cost	$5,723	$5,426	$—	$—
Interest cost	15,916	15,744	407	465
Expected return on plan assets	(20,411)	(20,367)	—	—
Amortization of prior service cost (benefit)	129	129	(258)	(258)
Recognized net actuarial loss	8,394	4,800	243	194
Net periodic pension benefit cost	$9,751	$5,732	$392	$401

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2012
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

Cash Flows
There have been no significant changes to the 2012 plan year contribution amounts previously disclosed. For the six months ended June 30, 2012 and 2011, contributions of $13,780 and $21,500, respectively, were made to the qualified and non-qualified pension plans.

NOTE 12: GUARANTEES AND PRODUCT WARRANTIES
In 1997, industrial development revenue bonds were issued on behalf of the Company. The Company guaranteed the payments of principal and interest on the bonds (refer to note 10) by obtaining letters of credit. The carrying value of the bonds was $11,900 as of June 30, 2012 and December 31, 2011.
The Company provides its global operations guarantees and standby letters of credit through various financial institutions to suppliers, customers, regulatory agencies and insurance providers. If the Company is not able to make payment or fulfill contractual obligations, the suppliers, customers, regulatory agencies and insurance providers may draw on the pertinent bank. At June 30, 2012, the maximum future payment obligations related to these various guarantees totaled $76,321, of which $23,435 represented standby letters of credit to insurance providers, and no associated liability was recorded. At December 31, 2011, the maximum future payment obligations relative to these various guarantees totaled $71,321, of which $22,623 represented standby letters of credit to insurance providers, and no associated liability was recorded.
The Company provides its customers a manufacturer’s warranty and records, at the time of the sale, a corresponding estimated liability for potential warranty costs. Estimated future obligations due to warranty claims are based upon historical factors such as labor rates, average repair time, travel time, number of service calls per machine and cost of replacement parts.
Changes in the Company’s warranty liability balance are illustrated in the following table:

	2012	2011
Balance at January 1	$63,355	$78,313
Current period accruals (a)	29,867	30,066
Current period settlements	(26,371)	(34,058)
Balance at June 30	$66,851	$74,321

(a)	includes the impact of foreign exchange rate fluctuations

NOTE 13: COMMITMENTS AND CONTINGENCIES
At June 30, 2012, the Company was a party to several lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate are considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the condensed consolidated financial statements would not be materially affected by the outcome of these legal proceedings, commitments or asserted claims. In addition to these routine legal proceedings, the Company was a party to a securities action, which is described in note 15 of the consolidated financial statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

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

The Company has voluntarily self-reported its findings to the SEC and the U.S. Department of Justice (DOJ) and is cooperating with these agencies in their review. The Company was previously informed that the SEC's inquiry had been converted to a formal, non-public investigation. The Company also received a subpoena for documents from the SEC and a voluntary request for documents from the DOJ in connection with the investigation. As of June 30, 2012, the Company's accrued estimated loss related to the potential outcome of this matter is not considered material to the condensed consolidated financial statements. Because the SEC and DOJ investigations are ongoing, there can be no assurance that their review will not find evidence of additional transactions that potentially implicate the FCPA. The Company has recently begun initial discussions with the government toward a possible resolution to this matter. At this time, the Company cannot predict the results of the government investigations, and resolution of

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2012
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

these matters with the SEC and the DOJ could result in changes in management's estimates of losses, which could be material to the Company’s consolidated financial statements.

NOTE 14: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company uses derivatives to mitigate the economic consequences associated with fluctuations in currencies and interest rates.
FOREIGN EXCHANGE
Net Investment Hedges The Company has international subsidiaries with net balance sheet positions that generate cumulative translation adjustments within OCI. The Company uses derivatives to manage potential changes in value of its net investments in Brazil. The Company uses the forward-to-forward method for its quarterly retrospective and prospective assessments of hedge effectiveness. No ineffectiveness results if the notional amount of the derivative matches the portion of the net investment designated as being hedged because the Company uses derivative instruments with underlying exchange rates consistent with its functional currency and the functional currency of the hedged net investment. Changes in value that are deemed effective are accumulated in OCI where they will remain until they are reclassified to income together with the gain or loss on the entire investment upon substantial liquidation of the subsidiary. The fair value of the Company’s net investment hedge contracts was $4,037 and $1,768 as of June 30, 2012 and December 31, 2011, respectively. The gain recognized in OCI on net investment hedge derivative instruments was $4,295 and $2,269 in the three and six months ended June 30, 2012, respectively.
Non-Designated Hedges A substantial portion of the Company’s operations and revenues are international. As a result, changes in foreign exchange rates can create substantial foreign exchange gains and losses from the revaluation of non-functional currency monetary assets and liabilities. The Company’s policy allows the use of foreign exchange forward contracts with maturities of up to 24 months to mitigate the impact of currency fluctuations on those foreign currency asset and liability balances. The Company elected not to apply hedge accounting to its foreign exchange forward contracts. Thus, spot-based gains/losses offset revaluation gains/losses within foreign exchange loss, net and forward-based gains/losses represent interest expense. The fair value of the Company’s non-designated foreign exchange forward contracts was $(1,212) and $(1,558) as of June 30, 2012 and December 31, 2011, respectively.
The following table summarizes the (loss) gain recognized on non-designated foreign-exchange derivative instruments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Income Statement Location	2012	2011	2012	2011
Interest expense	$(1,275)	$(2,027)	$(2,666)	$(3,876)
Foreign exchange gain (loss), net	3,033	4,479	599	(1,738)
	$1,758	$2,452	$(2,067)	$(5,614)
INTEREST RATE
Cash Flow Hedges The Company has variable rate debt and is subject to fluctuations in interest related cash flows due to changes in market interest rates. The Company’s policy allows derivative instruments designated as cash flow hedges that fix a portion of future variable-rate interest expense. As of June 30, 2012, the Company has two pay-fixed receive-variable interest rate swaps, with a total notional amount of $50,000, to hedge against changes in the LIBOR benchmark interest rate on a portion of the Company’s LIBOR-based borrowings. Changes in value that are deemed effective are accumulated in OCI and reclassified to interest expense when the hedged interest is accrued. To the extent that it becomes probable that the Company’s variable rate borrowings will not occur, the gains or losses on the related cash flow hedges will be reclassified from OCI to interest expense.
In December 2005 and January 2006, the Company executed cash flow hedges by entering into receive-variable and pay-fixed interest rate swaps, with a total notional amount of $200,000, related to the senior notes issuance in March 2006. Amounts previously recorded in OCI related to the pre-issuance cash flow hedges will continue to be reclassified on a straight-line basis through February 2016.

The fair value of the Company’s interest rate contracts was $(3,733) and $(3,796) as of June 30, 2012 and December 31, 2011, respectively.
Gains and losses related to interest rate contracts that are reclassified from accumulated OCI are recorded in interest expense on the statement of income. The Company anticipates reclassifying $849 from OCI to interest expense within the next 12 months.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2012
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

NOTE 15: RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES
Restructuring Charges
The following table summarizes the impact of the Company’s restructuring charges (accrual adjustments) on the condensed consolidated statements of income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Cost of sales – services	$(196)	$2,555	$(865)	$8,629
Cost of sales – products	100	251	105	374
Selling and administrative expense	813	1,667	3,200	7,271
Research, development and engineering expense	—	12	—	12
Total	$717	$4,485	$2,440	$16,286
The following table summarizes the Company’s net restructuring charges (accrual adjustments) within continuing operations for its DNA and Diebold International (DI) reporting segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
DNA
Severance	$450	$802	$1,557	$795
DI
Severance	164	2,844	292	14,449
Other (1)	103	839	591	1,042
Total	$717	$4,485	$2,440	$16,286

(1)	Other costs in the DI segment include legal fees, accelerated depreciation and lease termination fees.
Restructuring charges of $377 and $2,100 for the three and six months ended June 30, 2012, respectively, related to the Company’s global shared services plan, which entails expanding the Company's current information technology (IT) center in India to create a global shared services center that provides centralized IT and financial services for the Company. Expanding the shared services center requires transferring IT and financial services-related jobs residing in other geographies. As of June 30, 2012, the Company anticipates additional restructuring costs of $1,200 in 2012 and up to $8,300 in future periods. As management concludes on certain aspects of the global shared services plan, the anticipated future costs related to this plan are subject to change.
Restructuring (accrual adjustments) charges of $(34) and $3,452 for the three months ended June 30, 2012 and 2011, respectively, and $296 and $15,032 for the six months ended June 30, 2012 and 2011, respectively, related to the Company’s plan for the EMEA reorganization, which realigns resources and leveraged the existing shared services center. As of June 30, 2012, the Company anticipates additional restructuring costs of $2,600 during the remainder of 2012 and an additional $400 into 2013 related to this plan.
Other net restructuring charges were $374 and $1,033 for the three months ended June 30, 2012 and 2011, respectively, and $44 and $1,254 for the six months ended June 30, 2012 and 2011, respectively.

The following table summarizes the Company’s cumulative total restructuring costs for the significant plans:

	Global Shared Services	EMEA Reorganization
Costs incurred to date:
DNA	$1,930	$—
DI	170	19,746
Total costs incurred to date	$2,100	$19,746

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2012
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

The following table summarizes the Company’s restructuring accrual balances and related activity:

Balance at January 1, 2012	$10,136
Liabilities incurred	2,440
Liabilities paid	(3,587)
Balance at June 30, 2012	$8,989

Impairment and Other Charges
In the second quarter of 2012, the Company recorded an impairment charge within DNA of $6,701 related to a portion of its global enterprise resource planning (ERP) system. Previously capitalized software and software-related costs were impaired due to changes in the ERP implementation plan related to configuration and design. In the second quarter of 2011, the Company recorded $2,962 of software intangible asset impairment charges within DNA.
Other charges consist of items that the Company determines are non-routine in nature. Net non-routine expense of $1,267 and $10,479 were included in selling and administrative expense for the six months ended June 30, 2012 and 2011, respectively. Net non-routine expenses for 2012 and 2011 consisted primarily of legal and compliance costs related to the FCPA investigation.
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
FORM 10-Q as of June 30, 2012
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

Assets and Liabilities Recorded at Fair Value
Assets and liabilities subject to fair value measurement are as follows:

	June 30, 2012			December 31, 2011
		Fair Value Measurements Using			Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Assets
Short-term investments:
Certificates of deposit	$245,989	$245,989	$—	$269,033	$269,033	$—
U.S. dollar indexed bond funds	24,870	—	24,870	17,820	—	17,820
Assets held in a rabbi trust	6,893	6,893	—	7,170	7,170	—
Foreign exchange forward contracts	3,960	—	3,960	2,193	—	2,193
Total	$281,712	$252,882	$28,830	$296,216	$276,203	$20,013
Liabilities
Deferred compensation	$6,893	$6,893	$—	$7,170	$7,170	$—
Foreign exchange forward contracts	1,135	—	1,135	1,983	—	1,983
Interest rate swaps	3,733	—	3,733	3,796	—	3,796
Total	$11,761	$6,893	$4,868	$12,949	$7,170	$5,779

The Company uses the end of period when determining the timing of transfers between levels. During the six months ended June 30, 2012 and 2011, there were no transfers between levels.
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
Interest Rate Swaps The Company has variable rate debt and is subject to fluctuations in interest-related cash flows due to changes in market interest rates. The Company’s policy is to periodically enter into derivative instruments designated as cash flow hedges to fix some portion of future variable rate based interest expense. The Company has a pay-fixed receive-variable interest rate swap to hedge against changes in the LIBOR benchmark interest rate on a portion of the Company’s LIBOR-based borrowings. The fair value of the swap is determined using the income approach and is calculated based on LIBOR rates at the reporting date.
Assets and Liabilities Recorded at Carrying Value
The fair value of the Company’s cash and cash equivalents, trade receivables and accounts payable, approximates the carrying value due to the relative short maturity of these instruments. The fair value and carrying value of the Company’s debt instruments are summarized as follows:

	June 30, 2012		December 31, 2011
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes payable	$61,717	$61,717	$21,722	$21,722
Long-term debt	641,112	630,037	612,551	606,154
Total debt instruments	$702,829	$691,754	$634,273	$627,876

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2012
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

The following table presents information regarding the Company’s segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
DNA
Customer revenues	$398,897	$337,992	$798,817	$643,956
Intersegment revenues	13,294	20,362	26,901	39,988
Operating profit	36,004	23,172	91,301	39,324
Capital expenditures	7,315	5,106	12,600	10,885
Depreciation	9,645	7,362	16,540	14,121
Property, plant and equipment, at cost	457,904	463,850	457,904	463,850
Total assets	1,072,470	1,028,612	1,072,470	1,028,612
DI
Customer revenues	344,291	324,390	642,862	632,583
Intersegment revenues	15,704	12,934	34,479	28,200
Operating profit (loss)	3,889	1,930	3,236	(5,353)
Capital expenditures	1,057	7,679	8,069	12,802
Depreciation	3,268	5,225	9,655	10,449
Property, plant and equipment, at cost	177,518	205,090	177,518	205,090
Total assets	1,496,859	1,567,986	1,496,859	1,567,986
TOTAL
Customer revenues	743,188	662,382	1,441,679	1,276,539
Intersegment revenues	28,998	33,296	61,380	68,188
Operating profit	39,893	25,102	94,537	33,971
Capital expenditures	8,372	12,785	20,669	23,687
Depreciation	12,913	12,587	26,195	24,570
Property, plant and equipment, at cost	635,422	668,940	635,422	668,940
Total assets	2,569,329	2,596,598	2,569,329	2,596,598

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2012
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

The following table presents information regarding the Company’s revenue by geographic region:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Diebold North America	$398,897	$337,992	$798,817	$643,956
Diebold International:
Latin America including Brazil	163,329	124,206	300,997	277,094
Asia Pacific	96,149	96,122	192,349	180,011
Europe, Middle East and Africa	84,813	104,062	149,516	175,478
Total Diebold International	344,291	324,390	642,862	632,583
Total customer revenues	$743,188	$662,382	$1,441,679	$1,276,539

The following table presents information regarding the Company’s revenue by service and product solution:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Financial self-service:
Services	$295,587	$285,337	$595,522	$549,793
Products	294,105	225,078	555,172	423,718
Total financial self-service	589,692	510,415	1,150,694	973,511
Security
Services	101,248	103,602	198,088	203,520
Products	42,780	44,431	80,813	87,844
Total security	144,028	148,033	278,901	291,364
Total financial self-service & security	733,720	658,448	1,429,595	1,264,875
Election and lottery systems	9,468	3,934	12,084	11,664
Total customer revenues	$743,188	$662,382	$1,441,679	$1,276,539

NOTE 18: DISCONTINUED OPERATIONS
Included in income from discontinued operations were accrual adjustment benefits and costs related to the Company's U.S.-based elections systems business.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of June 30, 2012
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
The strategy to leverage the Company's capabilities in services, software and innovation is beginning to pay dividends and is meeting the needs of the Company's rapidly evolving markets. The Company believes this positions it for continued momentum in 2012 using its software-led services strategy and leading edge technology.
During the second quarter of 2012, the Company once again had strong performance in North America as deposit automation and integrated services continued to grow. In addition, the Company's Europe, Middle East and Africa (EMEA) operation achieved profitability during the quarter. Given the strong start to the year and the continued underlying strength in its markets, the Company has increased confidence in its ability to generate growth as it continues to build software-led services capabilities.
Income from continuing operations attributable to Diebold, Incorporated, net of tax, for the three months ended June 30, 2012 was $26,502 or $0.41 per share, an increase of $6,227 and $0.10 per share, respectively, from the same period in 2011. Total revenue for the three months ended June 30, 2012 was $743,188, an increase of $80,806 compared to the same period in 2011.
Income from continuing operation attributable to Diebold, Incorporated, net of tax, for the six months ended June 30, 2012 was $71,665 or $1.12 per share, an increase of $48,878 and $0.78 per share, respectively, from the same period in 2011. Total revenue for the six months ended June 30, 2012 was $1,441,679 an increase of $165,140 compared to the same period in 2011.
Vision and strategy
The Company’s vision is to be recognized as the essential partner in creating and implementing ideas that optimize convenience, efficiency and security. This vision is the guiding principle behind the transformation to becoming a more software-led services company. Services comprise more than 50 percent of revenue. This percentage is expected to continue to grow over time as the Company continues to build on its strong base of maintenance and advanced services to deliver world-class integrated services.
Several years ago, the Company launched its Diebold Integrated Services® outsourcing business in North America. Initially the scale was small, generating about $5,000 in contract value in year one. In the ensuing years, the Company has achieved substantial growth in this business. During 2011, new integrated services contracts were signed exceeding $500,000 in total contract value compared with $150,000 in 2010. In the first six months of 2012, new integrated services contracts signed reached nearly $180,000, an increase of over 40 percent from the same period of 2011. In the second quarter of 2012, Australia's Suncorp Bank signed a five-year integrated services agreement to deploy OpteView® Resolve™ across more than 700 of the bank's ATMs as well as migrate the bank's multi-vendor ATM fleet to Agilis® 3 software.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of June 30, 2012
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

In addition to service and integrated services, another demand driver in the global ATM marketplace continues to be deposit automation, or the process of depositing a cash or check into an ATM without the use of an envelope. Among the largest U.S. national banks there has been extensive deployment of deposit automation-enabled terminals, and the Company saw continued demand from this space during the second quarter of 2012. However, only approximately 25 percent of bank ATMs globally are currently configured for automated deposits, representing further opportunities for Diebold as banks continue to upgrade their ATM fleets with deposit automation capabilities.
In its security business, the Company has an equal, if not greater, potential for a successful integrated services approach. Security challenges and the systems to address them have grown increasingly complex. This environment has created a greater appetite among financial institutions and other customers for outsourcing solutions, particularly in the areas of monitoring, services and software. Today, the Company is bringing its expertise back into the financial sector with a focused effort on bank branch and large, complex and technologically demanding projects. The Company has created new customer-focused teams that possess the high levels of specialized expertise in logical and enterprise security required in this business. The Company is leveraging best practices, and some of its best talent, from its FSS integrated services business to build the foundation for a new security outsourcing business. During the second quarter of 2012, nearly $10,000 in security integrated services contracts were signed, a sequential increase of almost 150 percent from the first quarter of 2012, and the pipeline for additional integrated services opportunities continues to grow.
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
Cost savings initiatives, restructuring, impairment and other charges
Over the past several years, the Company’s SmartBusiness (SB) initiatives have led to rationalization of product development, streamlined procurement, realignment of the Company’s manufacturing footprint and improved logistics. Building on that success, the Company's SB 300 initiatives in 2011 shifted the focus from reducing cost of sales to lowering operating expenses and are targeted to achieve an additional $100,000 in efficiencies by the end of 2013.
The Company is committed to making the strategic decisions that not only streamline operations, but also enhance its ability to serve its customers. The Company remains confident in its ability to continue to execute on cost-reduction initiatives, deliver solutions that help improve customers’ businesses and create shareholder value. The Company incurred pre-tax net restructuring charges of $717 and $4,485 during the three months ended June 30, 2012 and and 2011, respectively, and $2,440 and $16,286 during the six months ended June 30, 2012 and and 2011, respectively. Restructuring charges in 2012 and 2011 primarily related to the Company's global shared services plan and the Company’s plan for the EMEA reorganization, respectively. The global shared services plan entails expanding the Company's current information technology (IT) center in India to create a global shared services center that provides centralized IT and financial services for the Company. Expanding the shared services center requires transferring global back-office work that resides in other geographies.
In the second quarter of 2012, the Company recorded an impairment charge of $6,701 related to a portion of its global enterprise resource planning (ERP) system. Previously capitalized software and software-related costs were impaired due to changes in the ERP implementation plan related to configuration and design. In the second quarter of 2011, the Company recorded $2,962 of software intangible asset impairment charges.
Other charges consist of items that the Company determines are non-routine in nature. Net non-routine expense of $1,267 and $10,479 impacted the six months ended June 30, 2012 and 2011, respectively. Net non-routine expenses for 2012 and 2011consisted primarily of legal and compliance costs related to the Global Foreign Corrupt Practices Act (FCPA) investigation.
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
AND RESULTS OF OPERATIONS as of June 30, 2012
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

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2012		2011		2012		2011
	Dollars	% of Net sales	Dollars	% of Net sales	Dollars	% of Net sales	Dollars	% of Net sales
Net sales	$743,188	100.0	$662,382	100.0	$1,441,679	100.0	$1,276,539	100.0
Gross profit	185,569	25.0	169,490	25.6	378,809	26.3	318,894	25.0
Operating expenses	145,676	19.6	144,388	21.8	284,272	19.7	284,923	22.3
Operating profit	39,893	5.4	25,102	3.8	94,537	6.6	33,971	2.7
Income from continuing operations	27,792	3.7	21,602	3.3	73,757	5.1	25,748	2.0
Income from discontinued operations, net of tax	—	—	529	0.1	—	—	518	—
Net income attributable to noncontrolling interests	1,290	0.2	1,327	0.2	2,092	0.1	2,961	0.2
Net income attributable to Diebold, Incorporated	26,502	3.6	20,804	3.1	71,665	5.0	23,305	1.8
Second Quarter 2012 Comparisons to Second Quarter 2011
Net Sales
The following table represents information regarding our net sales for the three months ended June 30:

	2012	2011	$ Change	% Change
Net sales	$743,188	$662,382	$80,806	12.2

FSS sales in the second quarter of 2012 improved $79,277 or 15.5 percent compared to the same period of 2011. The increase in FSS sales included a net unfavorable currency impact of $31,863 or 7.7 percent, of which approximately 44 percent related to the Brazilian real. The following division highlights include the impact of foreign currency. Diebold North America (DNA) sales increased $67,422 or 32.8 percent due to growth within the U.S. regional and national bank business. Customers in the U.S. bank business continue to focus on deposit automation technology, while the growth in regional activity associated with meeting regulatory requirements has slowed with the passing of the Americans with Disabilities Act compliance deadline. Diebold International (DI) sales increased by $11,855 or 3.9 percent related to the following: Latin America, including Brazil, increased $31,154 or 28.2 percent, Asia Pacific remained flat, and EMEA decreased $19,157 or 18.4 percent. The increase in Latin America, including Brazil, was driven by higher volume in Brazil coupled with growth in Mexico and Central America. Asia Pacific benefited from higher volumes in China, offset with an unfavorable currency impact and lower volume in other geographies. The decrease in EMEA was driven by the unfavorable currency impact coupled with lower volume in the Middle East compared to the same period of the prior year.

Security solutions sales in the second quarter of 2012 decreased by $4,005 or 2.7 percent compared to the same period of 2011. DNA decreased $6,517 or 4.9 percent compared to the same period of the prior year, partially offset by improvement in DI of $2,512 or 15.9 percent. In DNA, financial security within the U.S. national banks continued to be a challenging environment with lower product volumes compared to the same period of the prior year. The improvement in DI was influenced by higher volume in Latin America, particularly in Colombia.

The Brazilian-based election and lottery systems sales increased by $5,534 in the second quarter of 2012 compared to the same period of 2011. The increase was driven by a $9,363 increase in election sales due to the cyclical purchasing decisions within the country, partially offset with a $3,829 decrease in lottery sales due to lower volume compared to the second quarter of 2011.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of June 30, 2012
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

Gross Profit
The following table represents information regarding our gross profit for the three months ended June 30:

	2012	2011	$ Change	% Change
Gross profit – services	$102,817	$100,828	$1,989	2.0
Gross profit – products	82,752	68,662	14,090	20.5
Total gross profit	$185,569	$169,490	$16,079	9.5
Gross margin – services	25.9%	25.9%
Gross margin – products	23.9%	25.1%
Total gross margin	25.0%	25.6%

The service gross margin remained flat compared to the second quarter of 2011, primarily due to improvement in EMEA as a result of fewer restructuring charges in 2012, offset by lower margin in DNA attributable to the mix of services between periods. Total service gross margin for the second quarter of 2012 included $196 of net restructuring accrual adjustments compared to $2,555 of charges in the same period of 2011.

The decrease in product gross margin was driven by DI as pricing pressures continued in the Asia Pacific region, and challenges with customer and product mix in Latin America, including Brazil. Partially offsetting these decreases was increased FSS volume in the U.S. regional bank business, resulting in favorable DNA customer mix.
Operating Expenses
The following table represents information regarding our operating expenses for the three months ended June 30:

	2012	2011	$ Change	% Change
Selling and administrative expense	$118,803	$122,051	$(3,248)	(2.7)
Research, development and engineering expense	20,172	19,375	797	4.1
Impairment of assets	6,701	2,962	3,739	126.2
Total operating expenses	$145,676	$144,388	$1,288	0.9

Selling and administrative expense decreased $3,248 or 2.7 percent in the second quarter of 2012 compared to the same period of 2011. The improvement was due to $4,929 of favorable currency impact, lower non-routine expense, and lower restructuring charges, partially offset by higher compensation and benefits. Selling and administrative expense in the second quarter of 2012 and 2011 included non-routine expense of $343 and $4,709, respectively, of which the majority pertained to legal, consultative, audit and severance costs related to the FCPA investigation. In addition, selling and administrative expense included $813 and $1,667 of restructuring charges in the second quarter of 2012 and 2011, respectively. The majority of the 2012 restructuring charges related to the Company's global shared services plan, which entails expanding the Company's current information technology center in India, to create a global shared services center. The 2011 restructuring charges related mainly to the EMEA reorganization.

Research, development and engineering expense as a percent of net sales in the second quarter of 2012 and 2011 were 2.7 percent and 2.9 percent, respectively. The decrease as a percent of net sales was influenced by the significant growth in revenue, while the spend increase pertained to next generation product development efforts.

During the second quarter of 2012, the Company impaired previously capitalized software and software-related costs of $6,701 due to changes in the global ERP system implementation plan related to configuration and design. The impairment charge of $2,962 in the second quarter of 2011 resulted from a non-cash intangible asset impairment related to a prior acquisition.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of June 30, 2012
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

Operating Profit
The following table represents information regarding our operating profit for the three months ended June 30:

	2012	2011	$ Change/	% Change
Operating profit	$39,893	$25,102	$14,791	58.9
Operating profit margin	5.4%	3.8%

The increase in operating profit in the second quarter of 2012 compared to the same period of 2011 was influenced largely by the growth in product and service revenue, partially offset with a lower product margin coupled with an increase in operating expenses. All of these items combined to produce a 1.6 percent increase in operating profit margin in the second quarter of 2012 compared to the same period of 2011.
Other Income (Expense)
The following table represents information regarding our other income (expense) for the three months ended June 30:

	2012	2011	$ Change	% Change
Investment income	$8,039	$9,669	$(1,630)	(16.9)
Interest expense	(7,461)	(9,515)	(2,054)	(21.6)
Foreign exchange gain, net	1,102	1,492	(390)	(26.1)
Miscellaneous, net	431	1,434	(1,003)	(69.9)
Other income (expense)	$2,111	$3,080	(969)	(31.5)

Interest expense in the second quarter of 2012 was favorable compared to the same period of 2011 due to lower interest rates and lower fees. Investment income was down in the second quarter of 2012 driven mostly by the unfavorable currency impact in Latin America, including Brazil, when compared to the same period of 2011.
Income from Continuing Operations
The following table represents information regarding our income from continuing operations for the three months ended June 30:

	2012	2011	$ Change	% Change
Income from continuing operations	$27,792	$21,602	$6,190	28.7
Percent of net sales	3.7%	3.3%
Effective tax rate	33.8%	23.3%

The increase in net income from continuing operations in the second quarter of 2012 compared to the same period of 2011 was influenced by a higher operating margin, mostly related to the revenue growth and partially offset with the reduction in other income noted above. The 10.5 percentage point increase in the effective tax rate is attributable to the growth of income during 2012 in regions with higher tax rates. Additionally, a non-recurring discrete item related to state tax benefits reduced the effective tax rate for the second quarter of 2011.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of June 30, 2012
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

Segment Analysis and Operating Profit Summary
The following table represents information regarding our revenue by reporting segment for the three months ended June 30:

	2012	2011	$ Change	% Change
DNA	$398,897	$337,992	$60,905	18.0
DI	344,291	324,390	19,901	6.1
Total net sales	$743,188	$662,382	$80,806	12.2

The increase in DNA net sales was driven by continued growth in the FSS business, particularly related to higher product volume in both the U.S. regional and national bank business. The increase in product volume influenced growth in service installations and other software-led services related to these orders. Partially offsetting these increases, security product volume decreased in the U.S. national bank business.

The increase in DI net sales was influenced by a net unfavorable currency impact of $32,454, of which approximately 45 percent related to the Brazilian real. Operationally, DI realized higher FSS product volumes in Latin America, including Brazil, and Asia Pacific coupled with an increase in the Brazilian-based election system sales. These increases were partially offset with lower product and service volumes in EMEA.

The following table represents information regarding our operating profit by reporting segment for the three months ended June 30:

	2012	2011	$ Change	% Change
DNA	$36,004	$23,172	$12,832	55.4
DI	3,889	1,930	1,959	101.5
Total operating profit	$39,893	$25,102	$14,791	58.9

DNA operating profit for the second quarter of 2012 increased by $12,832 compared to the same period of 2011. The increase was driven primarily by higher FSS product volume in the U.S. regional bank business and improvement from related installation services. These increases were partially offset with an increase in operating expense related mostly to higher compensation and benefits costs and impairment charges.

DI operating profit for the second quarter of 2012 increased by $1,959 compared to the same period of 2011. Operational performance improved within EMEA, mainly due to customer and product mix, as the business continued to benefit from the restructuring efforts. Furthermore, fewer restructuring charges were incurred in the second quarter of 2012 related to the 2011 EMEA reorganization. Partially offsetting these improvements were pricing pressures in the Asia Pacific region, and challenges with customer and product mix in Latin America, including Brazil
Refer to note 17 to the condensed consolidated financial statements for further details of segment revenue and operating profit.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of June 30, 2012
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

Six Months Ended June 30, 2012 Comparisons to Six Months Ended June 30, 2011
Net Sales
The following table represents information regarding our net sales for the six months ended June 30:

	2012	2011	$ Change	% Change
Net sales	$1,441,679	$1,276,539	$165,140	12.9

FSS sales in the first six months of 2012 improved $177,183 or 18.2 percent compared to the same period of 2011. The increase in FSS sales included a net unfavorable currency impact of $42,728 or 5.4 percent, of which approximately 47 percent related to the Brazilian real. The following division highlights include the impact of foreign currency. DNA sales increased $172,140 or 45.3 percent a result of significant growth within the U.S. regional and national bank business due to continued focus on deposit automation technology. With the expiration of the Americans with Disabilities Act compliance deadline, the rate of growth in regional sales has slowed. DI sales increased by $5,043 or 0.9 percent related to the following: Latin America, including Brazil, increased $19,879 or 8.0 percent, Asia Pacific increased $10,994 or 6.4 percent, and EMEA decreased $25,830 or 14.7 percent. The increase in Latin America, including Brazil, was influenced by higher volume across most of the geographies. The improvement in Asia Pacific was driven mainly by higher volume in China. The decrease in EMEA was driven by an unfavorable currency impact coupled with lower volume in the Middle East compared to the same period of the prior year.

Security solutions sales in the first six months of 2012 decreased by $12,463 or 4.3 percent compared to the same period of 2011. DNA decreased $17,279 or 6.5 percent compared to the same period of the prior year, partially offset by improvement in DI of $4,816 or 17.5 percent. The DNA variance was driven by lower product volumes and associated services, within financial and other industries, as the environment continued to be challenging compared to the same period of the prior year. The DI variance was a result of higher volume in Latin America, mostly in Colombia, while the increase in Asia Pacific is attributed to India.

The Brazilian-based election and lottery systems sales increased by $420 in the first six months of 2012 compared to the same period of 2011. The increase was driven by a $9,838 increase in election sales due to the cyclical purchasing decisions within the country, partially offset with a $9,418 decrease in lottery sales due to lower volume compared to the first six months of 2011.

Gross Profit
The following table represents information regarding our gross profit for the six months ended June 30:

	2012	2011	$ Change	% Change
Gross profit – services	$214,286	$189,312	$24,974	13.2
Gross profit – products	164,523	129,582	34,941	27.0
Total gross profit	$378,809	$318,894	$59,915	18.8
Gross margin – services	27.0%	25.1%
Gross margin – products	25.4%	24.8%
Total gross margin	26.3%	25.0%

The increase in service gross margin was driven by improvements in DNA and EMEA. The favorability in DNA was related to cost efficiencies in software-led, installation and maintenance services, a result of productivity improvements related to higher volumes and better resource leverage. The margin improvement within EMEA was influenced mostly by fewer restructuring charges in the first six months of 2012 compared to the same period of 2011 as well as realization of the benefits related to the EMEA reorganization in 2011. Total service gross margin for the first six months of 2012 included $865 of net restructuring accrual adjustments compared to $8,629 of charges in the same period of 2011.

The increase in product gross margin was driven by DNA, particularly the U.S. regional bank business, as the FSS business continued to benefit from the higher volume. Partially offsetting this improvement, DI declined due to customer and product mix within Latin America, including Brazil, as well as continued pricing pressure in the Asia Pacific region.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of June 30, 2012
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

Operating Expenses
The following table represents information regarding our operating expenses for the six months ended June 30:

	2012	2011	$ Change	% Change
Selling and administrative expense	$238,598	$243,162	$(4,564)	(1.9)
Research, development and engineering expense	38,973	38,799	174	0.4
Impairment of assets	6,701	2,962	3,739	126.2
Total operating expenses	$284,272	$284,923	$(651)	(0.2)

Selling and administrative expense decreased $4,564 or 1.9 percent in the first six months of 2012 compared to the same period of 2011. The improvement was due to lower non-routine expense, a favorable currency impact of $6,647, and lower restructuring charges, partially offset by higher compensation and benefits. Selling and administrative expense in the first six months of 2012 and 2011 included non-routine expense of $1,267 and $10,479, respectively, of which the majority pertained to legal, consultative, audit and severance costs related to the FCPA investigation. In addition, selling and administrative expense included $3,200 and $7,271 of restructuring charges in the first six months of 2012 and 2011, respectively. The majority of the 2012 restructuring charges related to the Company's global shared services plan, which entails expanding the Company's current information technology center in India to create a global shared services center. The 2011 restructuring charges related mainly to the EMEA reorganization.

During the second quarter of 2012, the Company impaired previously capitalized software and software-related costs of $6,701 due to changes in the global ERP system implementation plan related to configuration and design. The impairment charge of $2,962 in the first six months of 2011 resulted from a non-cash intangible asset impairment related to a prior acquisition.

Operating Profit
The following table represents information regarding our operating profit for the six months ended June 30:

	2012	2011	$ Change	% Change
Operating profit	$94,537	$33,971	$60,566	178.3
Operating profit margin	6.6%	2.7%

The increase in operating profit in the first six months of 2012 compared to the same period of 2011 was influenced by significant growth in product and service revenue, improvement in both service and product gross margins, which generated a better rate of return, and the reduction in operating expenses noted above. All of these items combined to produce a 3.9 percent increase in operating profit margin in the first six months of 2012 compared to the same period of 2011.
Other Income (Expense)
The following table represents information regarding our other income (expense) for the six months ended June 30:

	2012	2011	$ Change	% Change
Investment income	$19,994	$20,567	$(573)	(2.8)
Interest expense	(15,069)	(18,188)	(3,119)	(17.1)
Foreign exchange gain, net	1,647	446	1,201	269.3
Miscellaneous, net	341	1,457	(1,116)	(76.6)
Other income (expense)	$6,913	$4,282	2,631	61.4

Interest expense in the first six months of 2012 was favorable compared to the same period of 2011 due to lower interest rates and fees. The improvement in foreign exchange was influenced by the realization of favorable currency positions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of June 30, 2012
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

Income from Continuing Operations
The following table represents information regarding our income from continuing operations for the six months ended June 30:

	2012	2011	$ Change	% Change
Income from continuing operations	$73,757	$25,748	$48,009	186.5
Percent of net sales	5.1%	2.0%
Effective tax rate	27.3%	32.7%

The increase in net income from continuing operations in the first six months of 2012 compared to the same period of 2011 was influenced by revenue growth and cost efficiencies which improved the operating margin paired with the other income noted above. The 5.4 percentage point decrease in the effective tax rate was mainly due to operating losses in certain EMEA jurisdictions for which no tax benefit was recognized in the 2011 effective tax rate. The impact was significant on the 2011 tax rate because these operating losses were relatively large when compared to consolidated income from continuing operations before taxes for the period.
Segment Analysis and Operating Profit Summary
The following table represents information regarding our revenue by reporting segment for the six months ended June 30:

	2012	2011	$ Change	% Change
DNA	$798,817	$643,956	$154,861	24.0
DI	642,862	632,583	10,279	1.6
Total net sales	$1,441,679	$1,276,539	$165,140	12.9

The increase in DNA net sales was driven by continued growth in the FSS business, particularly related to higher product volume in both the U.S. regional and national bank business. The higher product volume influenced growth in service installations and other software-led services related to these orders. Partially offsetting these increases was a reduction in security product volume in the U.S. national bank business.

The increase in DI net sales was influenced by a net unfavorable currency impact of $43,531, of which approximately 49 percent related to the Brazilian real. Operationally, DI realized higher FSS product and service volumes in Latin America, including Brazil, and Asia Pacific coupled with an increase in the Brazilian-based election system sales. These increases were partially offset with lower product and service volumes in EMEA, as well as fewer lottery sales in Brazil.
The following table represents information regarding our operating profit (loss) by reporting segment for the six months ended June 30:

	2012	2011	$ Change	% Change
DNA	$91,301	$39,324	$51,977	132.2
DI	3,236	(5,353)	8,589	160.5
Total operating profit	$94,537	$33,971	$60,566	178.3

DNA operating profit for the first six months of 2012 increased by $51,977 compared to the same period of 2011. The increase was driven primarily by higher FSS product volume in the U.S. regional bank business and improvement in other software-led services related to higher volume and better resource leverage. These increases were partially offset with an increase in operating expense related mostly to higher compensation and benefit costs and impairment charges, partially offset with lower non-routine expenses.
DI operating profit for the first six months of 2012 increased by $8,589 compared to the same period of 2011. The majority of the improvement was influenced by the lower restructuring charges in EMEA related to the 2011 reorganization. Furthermore, operational performance improved within EMEA, mainly due to customer and product mix, as the business continued to benefit from the restructuring efforts. Partially offsetting these improvements were challenges in customer and product mix in Latin America, including Brazil, while pricing pressures continued in the Asia Pacific region.
Refer to note 17 to the condensed consolidated financial statements for further details of segment revenue and operating profit.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of June 30, 2012
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

LIQUIDITY AND CAPITAL RESOURCES
Capital resources are obtained from income retained in the business, borrowings under the Company’s senior notes, committed and uncommitted credit facilities, long-term industrial revenue bonds, and operating and capital leasing arrangements. Management expects that the Company’s capital resources will be sufficient to finance planned working capital needs, research and development activities, investments in facilities or equipment, pension contributions, dividends and any repurchase of the Company’s common shares for at least the next 12 months. As of June 30, 2012, $582,072 or 98.4 percent of the Company’s cash and cash equivalents and short-term investments reside in international tax jurisdictions. Repatriation of these funds could be negatively impacted by foreign and domestic taxes. Part of the Company’s growth strategy is to pursue strategic acquisitions. The Company has made acquisitions in the past and intends to make acquisitions in the future. The Company intends to finance any future acquisitions with either cash and short-term investments, cash provided from operations, borrowings under available credit facilities, proceeds from debt or equity offerings and/or the issuance of common shares.
The following table summarizes the results of our condensed consolidated statement of cash flows for the six months ended June 30:

	2012	2011
Net cash flow (used in) provided by:
Operating activities	$(33,970)	$(99,974)
Investing activities	(21,619)	12,791
Financing activities	40,760	31,064
Effect of exchange rate changes on cash and cash equivalents	1,450	6,201
Net decrease in cash and cash equivalents	$(13,379)	$(49,918)
Net cash used in operating activities was $33,970 for the six months ended June 30, 2012, a decrease of $66,004 from $99,974 for the same period in 2011. Cash flows from operating activities are generated primarily from operating income and managing the components of working capital. Cash flows from operating activities during the six months ended June 30, 2012, compared to the same period of 2011, were positively impacted by a $47,491 increase in net income, as well as favorable changes in other current assets, accounts payable and certain other assets and liabilities, including $7,720 decrease in contributions to the qualified and non-qualified pension plans, $9,285 of favorable changes in income taxes payable and $10,619 of favorable changes in warranty accruals. These changes were partially offset by unfavorable changes in trade receivables, inventories, prepaid expenses and deferred revenue.
Net cash used in investing activities was $21,619 for the six months ended June 30, 2012 compared to net cash provided by investing activities of $12,791 for the same period in 2011. The $34,410 change was primarily due to a $33,739 change in net investment activity, a $5,904 decrease in collections on purchased finance receivables and a decrease of $2,520 in proceeds from sale of discontinued operations, partially offset by decreases in capital expenditures and certain other assets.
Net cash provided by financing activities was $40,760 for the six months ended June 30, 2012, an increase of $9,696 from $31,064 for the same period in 2011. The change was primarily due to a decrease in share repurchases of $54,695 and an increase in the issuance of common shares related to share-based compensation activity of $11,986, partially offset by a $59,629 decrease in net borrowings.
As of June 30, 2012, the Company had various international short-term uncommitted lines of credit with borrowing limits of $108,932. Short-term uncommitted lines mature in less than one year. The amount available under the short-term uncommitted lines at June 30, 2012 was $47,394.
In June 2011, the Company entered into a five-year credit facility, which replaced its previous credit facility. As of June 30, 2012, the Company had borrowing limits under the credit facility totaling $500,000. Under the terms of the credit facility agreement, the Company has the ability, subject to various approvals, to increase the borrowing limits by $250,000. Up to $50,000 of the revolving credit facility is available under a swing line subfacility. The weighted-average interest rate on outstanding credit facility borrowings as of June 30, 2012 and December 31, 2011 was 1.24 percent and 1.49 percent, respectively, which is variable based on the London Interbank Offered Rate (LIBOR). The amount available under the new credit facility as of June 30, 2012 was $185,000.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of June 30, 2012
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

In March 2006, the Company issued senior notes in an aggregate principal amount of $300,000 with a weighted-average fixed interest rate of 5.50 percent. The maturity dates of the senior notes are staggered, with $75,000, $175,000 and $50,000 becoming due in 2013, 2016 and 2018, respectively. Additionally, the Company entered into a derivative transaction to hedge interest rate risk on $200,000 of the senior notes, which was treated as a cash flow hedge. This reduced the effective interest rate from 5.50 percent to 5.36 percent. As of June 30, 2012, although it is due within twelve months, $75,000 of the senior notes remain classified as long-term debt because of the Company's intent and ability to fund the repayment using amounts available under its credit facility, unless an alternative source of financing with more favorable terms is available upon maturity.
The Company’s debt agreements contain various restrictive financial covenants, including net debt to capitalization and net interest coverage ratios. As of June 30, 2012, the Company was in compliance with the financial covenants in its debt agreements.
Dividends The Company paid dividends of $36,313 and $37,090 in the six months ended June 30, 2012 and 2011, respectively. Quarterly dividends were $0.285 and $0.280 per share for 2012 and 2011, respectively.
Contractual Obligations In the first six months of 2012, the Company entered into direct purchasing agreements for a total negotiated price of $5,950. The following table summarizes the Company's approximate commitment to make future payments related to these agreements.

	Total	2012	2013
Direct purchasing agreements	$3,220	$920	$2,300
Except the direct purchasing agreements noted above, all contractual cash obligations with initial and remaining terms in excess of one year and contingent liabilities remained generally unchanged at June 30, 2012 compared to December 31, 2011.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s condensed consolidated financial statements. The preparation of these financial statements requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities and reported amounts of revenues and expenses. Such estimates include revenue recognition, the valuation of trade and financing receivables, inventories, goodwill, intangible assets, other long-lived assets, legal contingencies, guarantee obligations and assumptions used in the calculation of income taxes, pension and postretirement benefits and customer incentives, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors. Management monitors the economic conditions and other factors and will adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.
Management believes there have been no significant changes during the six months ended June 30, 2012 to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of June 30, 2012
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

•	the amount and timing of repurchases of the Company’s common shares, if any;

•	the outcome of the Company’s global FCPA review and any actions taken by government agencies in connection with the Company’s self disclosure, including the pending DOJ and SEC investigations; and

•	the Company’s ability to achieve benefits from its cost-reduction initiatives and other strategic changes, including its restructuring actions.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2012

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
In connection with the preparation of this quarterly report, management, under the supervision and with the participation of the CEO and CFO, conducted an evaluation of disclosure controls and procedures. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012.
No change was made to the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS
(dollars in thousands)
At June 30, 2012, the Company was a party to several lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the Company’s condensed consolidated financial statements would not be materially affected by the outcome of those legal proceedings, commitments, or asserted claims.
In addition to the routine legal proceedings noted above, the Company was a party to the lawsuit described below at June 30, 2012:
Securities Action
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

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2012

Additionally, during the three months ended June 30, 2012, the Company resolved the lawsuit described below:

Shareholder Action
On October 19, 2010, an alleged shareholder of the Company filed a shareholder derivative lawsuit in the Stark County, Ohio, Court of Common Pleas, alleging claims on behalf of the Company against certain current and former officers and directors of the Company for breach of fiduciary duty, unjust enrichment and corporate waste (Levine v. Geswein et al., Case No. 2010-CV-3848). The complaint generally related to the matters set forth in the court documents filed by the SEC in June 2010 in connection with the SEC Settlement, and asserted that the defendants were liable to the Company for alleged damages associated with the SEC investigation, settlement, and related litigation. It also asserted that alleged misstatements in the Company’s publicly issued financial statements caused the Company’s common stock to trade at artificially inflated prices between 2004 and 2006, and that defendants harmed the Company by causing it to repurchase its common stock in the open market at inflated prices during that period. The complaint sought an award of money damages against the defendants and in favor of the Company in an unspecified amount, as well as unspecified equitable and injunctive relief and attorneys’ fees and expenses.

In the first quarter of 2012, the parties to the shareholder derivative lawsuit agreed to a settlement that was subject to court approval. On May 11, 2012, the court approved the settlement, pursuant to which the Company agreed to institute or maintain certain corporate governance measures and the Company's insurers agreed to pay an attorneys' fee to counsel for the plaintiff.

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

The Company has voluntarily self-reported its findings to the SEC and the U.S. Department of Justice (DOJ) and is cooperating with these agencies in their review. The Company was previously informed that the SEC's inquiry had been converted to a formal, non-public investigation. The Company also received a subpoena for documents from the SEC and a voluntary request for documents from the DOJ in connection with the investigation. Because the SEC and DOJ investigations are ongoing, there can be no assurance that their review will not find evidence of additional transactions that potentially implicate the FCPA. The Company has recently begun initial discussions with the government toward a possible resolution to this matter. At this time, the Company cannot predict the results of the government investigations, and resolution of these matters with the SEC and the DOJ could result in changes in management's estimates of losses, which could be material to the Company’s consolidated financial statements.

ITEM 1A: RISK FACTORS
Refer to the Company’s annual report on Form 10-K for the year ended December 31, 2011.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2012

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Information concerning the Company’s share repurchases made during the second quarter of 2012:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
April	647	$39.52	—	2,426,177
May	395	38.86	—	2,426,177
June	212	36.90	—	2,426,177
Total	1,254	38.87	—

(1)	All shares were surrendered or deemed surrendered to the Company in connection with the Company’s share-based compensation plans.

(2)
The total number of shares repurchased as part of the publicly announced share repurchase plan since its inception was 13,450,772 as of June 30, 2012. The plan was approved by the Board of Directors in 1997. The Company may purchase shares from time to time in open market purchases or privately negotiated transactions. The Company may make all or part of the purchases pursuant to accelerated share repurchases or Rule 10b5-1 plans. The plan has no expiration date. The following table provides a summary of Board of Directors approvals to repurchase the Company’s outstanding common shares:

Total Number of Shares Approved for Repurchase
1997	2,000,000
2004	2,000,000
2005	6,000,000
2007	2,000,000
2011	1,876,949
2012	2,000,000
15,876,949

ITEM 3: DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4: MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5: OTHER INFORMATION
None.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2012

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

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2012

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIEBOLD, INCORPORATED

Date: August 2, 2012	By:	/s/ Thomas W. Swidarski
Thomas W. Swidarski
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 2, 2012	By:	/s/ Bradley C. Richardson
Bradley C. Richardson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2012

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT DESCRIPTION

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document