Form 10-Q
period 2012-09-30
DIEBOLD INC
filed 2012-11-09
CIK 28823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
Form 10-Q
__________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock outstanding as of November 5, 2012 was 63,219,054.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS
DIEBOLD, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$302,550	$333,920
Short-term investments	269,614	286,853
Trade receivables, less allowances for doubtful accounts of $24,245 and $22,128, respectively	462,498	414,969
Inventories	490,691	440,900
Deferred income taxes	109,737	114,250
Prepaid expenses	33,745	31,452
Other current assets	119,235	110,011
Total current assets	1,788,070	1,732,355
Securities and other investments	74,840	74,869
Property, plant and equipment, at cost	649,857	642,256
Less accumulated depreciation and amortization	467,031	449,562
Property, plant and equipment, net	182,826	192,694
Goodwill	271,911	253,063
Deferred income taxes	89,856	91,090
Other assets	188,251	173,372
Total assets	$2,595,754	$2,517,443
LIABILITIES AND EQUITY
Current liabilities
Notes payable	$75,000	$21,722
Accounts payable	219,446	221,964
Deferred revenue	208,693	241,992
Payroll and other benefits liabilities	71,229	79,854
Other current liabilities	247,065	258,685
Total current liabilities	821,433	824,217
Long-term debt	647,863	606,154
Pensions and other benefits	135,264	148,399
Post-retirement and other benefits	23,531	23,196
Deferred income taxes	35,349	32,029
Other long-term liabilities	38,836	25,188
Commitments and contingencies	—	—
Equity
Diebold, Incorporated shareholders' equity
Preferred shares, no par value, 1,000,000 authorized shares, none issued	—	—
Common shares, $1.25 par value, 125,000,000 authorized shares, 77,627,102 and 76,840,956 issued shares, 63,219,054 and 62,513,615 outstanding shares, respectively	97,034	96,051
Additional capital	353,332	327,805
Retained earnings	1,025,736	991,210
Treasury shares, at cost (14,408,048 and 14,327,341 shares, respectively)	(550,813)	(547,737)
Accumulated other comprehensive loss	(63,799)	(40,343)
Total Diebold, Incorporated shareholders' equity	861,490	826,986
Noncontrolling interests	31,988	31,274
Total equity	893,478	858,260
Total liabilities and equity	$2,595,754	$2,517,443
See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net sales
Services	$402,305	$388,986	$1,196,079	$1,142,311
Products	307,614	320,336	955,519	843,550
	709,919	709,322	2,151,598	1,985,861
Cost of sales
Services	301,787	277,558	881,275	841,571
Products	234,922	237,378	718,304	631,010
	536,709	514,936	1,599,579	1,472,581
Gross profit	173,210	194,386	552,019	513,280
Selling and administrative expense	120,455	121,508	359,053	364,670
Research, development and engineering expense	22,167	18,466	61,140	57,265
Impairment of assets	7,930	—	14,631	2,962
	150,552	139,974	434,824	424,897
Operating profit	22,658	54,412	117,195	88,383
Other income (expense)
Investment income	9,298	8,538	29,292	29,105
Interest expense	(7,615)	(8,110)	(22,684)	(26,298)
Foreign exchange gain (loss), net	930	(349)	2,577	97
Miscellaneous, net	607	(447)	948	1,010
Income from continuing operations before taxes	25,878	54,044	127,328	92,297
Taxes on income	7,814	11,262	35,507	23,767
Income from continuing operations	18,064	42,782	91,821	68,530
Income from discontinued operations, net of tax	—	—	—	518
Net income	18,064	42,782	91,821	69,048
Net income attributable to noncontrolling interests	630	1,027	2,722	3,988
Net income attributable to Diebold, Incorporated	$17,434	$41,755	$89,099	$65,060

Basic weighted-average shares outstanding	63,211	63,626	63,003	64,797
Diluted weighted-average shares outstanding	64,134	64,186	63,930	65,304

Basic earnings per share
Income from continuing operations, net of tax	$0.28	$0.66	$1.41	$0.99
Income from discontinued operations, net of tax	—	—	—	0.01
Net income attributable to Diebold, Incorporated	$0.28	$0.66	$1.41	$1.00

Diluted earnings per share
Income from continuing operations, net of tax	$0.27	$0.65	$1.39	$0.99
Income from discontinued operations, net of tax	—	—	—	0.01
Net income attributable to Diebold, Incorporated	$0.27	$0.65	$1.39	$1.00

Amounts attributable to Diebold, Incorporated
Income from continuing operations, net of tax	$17,434	$41,755	$89,099	$64,542
Income from discontinued operations, net of tax	—	—	—	518
Net income attributable to Diebold, Incorporated	$17,434	$41,755	$89,099	$65,060
See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income	$18,064	$42,782	$91,821	$69,048
Other comprehensive income (loss), net of tax:
Foreign currency hedges and translation	4,814	(105,655)	(35,654)	(56,561)
Interest rate hedges:
Net loss recognized in other comprehensive income	(133)	(587)	(64)	(809)
Less: reclassification adjustment for net gains included in net income	82	76	252	243
	(215)	(663)	(316)	(1,052)
Pension and other post-retirement benefits:
Net actuarial loss amortization	4,330	2,447	12,967	7,441
Net prior service benefit amortization	(65)	(65)	(194)	(194)
Other	2	(772)	12	(3,376)
	4,267	1,610	12,785	3,871
Unrealized gain (loss), net on securities:
Net gain recognized in other comprehensive income	132	2,969	3,049	965
Less: reclassification adjustment for net gain (loss) included in net income	1,728	(872)	3,236	(2,340)
	(1,596)	3,841	(187)	3,305
Other comprehensive income (loss), net of tax	7,270	(100,867)	(23,372)	(50,437)
Comprehensive income (loss)	25,334	(58,085)	68,449	18,611
Less: comprehensive income attributable to noncontrolling interests	944	1,310	2,806	4,874
Comprehensive income (loss) attributable to Diebold, Incorporated	$24,390	$(59,395)	$65,643	$13,737
See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2012	2011
Cash flow from operating activities:
Net income	$91,821	$69,048
Adjustments to reconcile net income to cash flow from operating activities:
Depreciation and amortization	56,909	58,638
Share-based compensation	9,860	10,506
Excess tax benefits from share-based compensation	(1,705)	(1,390)
Impairment of assets	14,631	2,962
Equity in earnings of an investee	(702)	(1,448)
Cash flow from changes in certain assets and liabilities:
Trade receivables	(49,683)	(36,418)
Inventories	(55,397)	(84,179)
Prepaid expenses	(1,698)	5,170
Other current assets	(28,049)	(40,309)
Accounts payable	(2,013)	3,271
Deferred revenue	(34,053)	2,751
Certain other assets and liabilities	(28,677)	(43,266)
Net cash used in operating activities	(28,756)	(54,664)
Cash flow from investing activities:
Payments for acquisitions, net of cash acquired	(23,625)	—
Proceeds from sale of discontinued operations	—	2,520
Proceeds from maturities of investments	261,817	206,283
Proceeds from sale of investments	33,437	43,182
Payments for purchases of investments	(299,265)	(209,663)
Proceeds from sale of assets	1,851	746
Capital expenditures	(35,856)	(38,456)
Collections on purchased finance receivables	12,296	17,826
Increase in certain other assets	(9,105)	(18,092)
Net cash (used in) provided by investing activities	(58,450)	4,346
Cash flow from financing activities:
Dividends paid	(54,573)	(55,146)
Debt issuance costs	—	(1,864)
Debt borrowings	646,602	477,331
Debt repayments	(552,269)	(338,583)
Distributions of affiliates earnings to noncontrolling interest holders	(2,092)	(5,868)
Excess tax benefits from share-based compensation	1,705	1,390
Issuance of common shares	16,651	4,017
Repurchase of common shares	(3,076)	(104,852)
Net cash provided by (used in) financing activities	52,948	(23,575)
Effect of exchange rate changes on cash and cash equivalents	2,888	2,049
Decrease in cash and cash equivalents	(31,370)	(71,844)
Cash and cash equivalents at the beginning of the period	333,920	328,658
Cash and cash equivalents at the end of the period	$302,550	$256,814

Significant noncash investing activities:
Accrued holdback for acquisition	$15,000	$—
See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2012
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
The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s annual report on Form 10-K for the year ended December 31, 2011. In addition, some of the Company’s statements in this quarterly report on Form 10-Q may involve risks and uncertainties that could significantly impact expected future results. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of results to be expected for the full year.
RECENTLY ADOPTED ACCOUNTING GUIDANCE
In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, Presentation of Comprehensive Income (ASU 2011-05), which eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Subsequently, in December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income (ASU 2011-12), which indefinitely defers the requirement in ASU 2011-05 to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The Company has provided the required statements of comprehensive income for the three and nine months ended September 30, 2012 and 2011.
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
In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which allows assessment of qualitative factors to determine if it is more likely than not that the fair value of indefinite-lived intangible assets are less than their carrying amount. If that assessment indicates no impairment, the quantitative impairment test is not required. The FASB issued similar guidance for testing goodwill for impairment in September 2011. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this update is not expected to have a material impact on the financial statements of the Company.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2012
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

NOTE 2: EARNINGS PER SHARE
Basic earnings per share is based on the weighted-average number of common shares outstanding. Diluted earnings per share includes the dilutive effect of potential common shares outstanding. Under the two-class method of computing earnings per share, non-vested share-based payment awards that contain rights to receive non-forfeitable dividends are considered participating securities. The Company’s participating securities include restricted stock units (RSUs), deferred shares and shares that were vested, but deferred by the employee. The Company calculated basic and diluted earnings per share under both the treasury stock method and the two-class method. For the three and nine months ended September 30, 2012 and 2011, there was no impact in the per share amounts calculated under the two methods. Accordingly, the treasury stock method is disclosed below.
The following represents amounts used in computing earnings per share and the effect on the weighted-average number of shares of dilutive potential common shares:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Numerator:
Income used in basic and diluted earnings per share:
Income from continuing operations, net of tax	$17,434	$41,755	$89,099	$64,542
Income from discontinued operations, net of tax	—	—	—	518
Net income attributable to Diebold, Incorporated	$17,434	$41,755	$89,099	$65,060
Denominator (in thousands):
Weighted-average number of common shares used in basic earnings per share	63,211	63,626	63,003	64,797
Effect of dilutive shares	923	560	927	507
Weighted-average number of shares used in diluted earnings per share	64,134	64,186	63,930	65,304
Basic earnings per share:
Income from continuing operations, net of tax	$0.28	$0.66	$1.41	$0.99
Income from discontinued operations, net of tax	—	—	—	0.01
Net Income attributable to Diebold, Incorporated	$0.28	$0.66	$1.41	$1.00
Diluted earnings per share:
Income from continuing operations, net of tax	$0.27	$0.65	$1.39	$0.99
Income from discontinued operations, net of tax	—	—	—	0.01
Net income attributable to Diebold, Incorporated	$0.27	$0.65	$1.39	$1.00
Anti-dilutive shares (in thousands):
Anti-dilutive shares not used in calculating diluted weighted-average shares	2,174	2,280	2,208	2,278

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2012
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

NOTE 3: EQUITY
The following table presents changes in shareholders' equity attributable to Diebold, Incorporated and the noncontrolling interests:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Diebold, Incorporated shareholders' equity
Balance at beginning of period	$850,737	$951,308	$826,986	$961,155
Comprehensive income (loss) attributable to Diebold, Incorporated	24,390	(59,395)	65,643	13,737
Common shares	45	5	983	585
Additional capital	4,758	4,117	25,527	15,239
Treasury shares	(180)	(47,261)	(3,076)	(104,852)
Dividends declared and paid	(18,260)	(18,056)	(54,573)	(55,146)
Balance at end of period	$861,490	$830,718	$861,490	$830,718

Noncontrolling interests
Balance at beginning of period	$32,024	$31,178	$31,274	$28,659
Comprehensive income attributable to noncontrolling interests	944	1,310	2,806	4,874
Distributions to noncontrolling interest holders	(980)	(4,823)	(2,092)	(5,868)
Balance at end of period	$31,988	$27,665	$31,988	$27,665

NOTE 4: SHARE-BASED COMPENSATION
The Company’s share-based compensation payments to employees are recognized in the statement of income based on their grant-date fair values during the period in which the employee is required to provide services in exchange for the award. Share-based compensation is recognized as a component of selling and administrative expense. Total share-based compensation expense was $4,154 and $3,889 for the three months ended September 30, 2012 and 2011, respectively, and $9,858 and $10,506 for the nine months ended September 30, 2012 and 2011, respectively.

Options outstanding and exercisable as of September 30, 2012 under the Company’s 1991 Equity and Performance Incentive Plan (as Amended and Restated as of April 13, 2009) and changes during the nine months ended September 30, 2012, were as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(in thousands)	(per share)	(in years)
Outstanding at January 1, 2012	3,201	$36.70
Expired or forfeited	(449)	37.26
Exercised	(553)	30.12
Granted	576	34.98
Outstanding at September 30, 2012	2,775	$37.56	5	$4,798
Options exercisable at September 30, 2012	1,665	$40.83	3	$2,869
Options vested and expected to vest (2) at September 30, 2012	2,744	$37.62	5	$4,738

(1)
The aggregate intrinsic value (the difference between the closing price of the Company’s common shares on the last trading day of the third quarter of 2012 and the exercise price, multiplied by the number of “in-the-money” options) that would have been received by the option holders had all option holders exercised their options on September 30, 2012. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common shares.

(2)	The options expected to vest are the result of applying the pre-vesting forfeiture rate assumption to total outstanding non-vested options.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2012
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

The following table summarizes information on non-vested RSUs, performance shares and deferred shares for the nine months ended September 30, 2012:

	Number of Shares	Weighted-Average Grant-Date Fair Value
	(in thousands)
RSUs:
Non-Vested at January 1, 2012	717	$30.69
Forfeited	(55)	30.61
Vested	(130)	24.96
Granted	246	35.24
Non-Vested at September 30, 2012	778	$33.09
Performance Shares (1):
Non-Vested at January 1, 2012	727	$34.70
Forfeited	(216)	31.01
Vested	(86)	29.25
Granted	303	44.25
Non-Vested at September 30, 2012	728	$40.42
Director Deferred Shares:
Non-Vested at January 1, 2012	19	$33.98
Vested	(19)	33.98
Granted	28	40.54
Non-Vested at September 30, 2012	28	$40.54
Vested at September 30, 2012	107	$33.87
Outstanding at September 30, 2012	135	$35.27

(1)
Non-vested performance shares are based on a maximum potential payout. Actual shares granted at the end of the performance period may be less than the maximum potential payout level depending on achievement of performance share objectives.

NOTE 5: INCOME TAXES
The effective tax rate on continuing operations for the three months ended September 30, 2012 was 30.2 percent compared to 20.8 percent for the same period of 2011. The 9.4 percentage point increase was mainly due to non-recurring discrete items, including adjustments from an IRS exam, which reduced the effective tax rate for the three months ended September 30, 2011.
The effective tax rate on continuing operations for the nine months ended September 30, 2012 was 27.9 percent compared to 25.8 percent for the same period of 2011. The 2.1 percentage point increase was mainly due to various discrete items, including the IRS exam adjustments and state tax benefits, partially offset by operating losses in certain Europe, Middle East and Africa (EMEA) jurisdictions for which no tax benefit was recognized, which reduced the effective tax rate for the nine months ended September 30, 2011.

NOTE 6: INVESTMENTS
The Company’s investments, primarily in Brazil, consist of certificates of deposit and U.S. dollar indexed bond funds, which are classified as available-for-sale and stated at fair value based upon quoted market prices and net asset values, respectively. Unrealized gains and losses are recorded in OCI. Realized gains and losses are recognized in investment income and are determined using the specific identification method. Realized gains (losses), net from the sale of securities were $1,728 and $(872) for the three months ended September 30, 2012 and 2011, respectively, and $3,236 and $(2,340) for the nine months ended September 30, 2012 and 2011, respectively. Proceeds from the sale of available-for-sale securities were $33,437 and $43,182 during the nine months ended September 30, 2012 and 2011, respectively.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2012
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

The Company’s investments, excluding cash surrender value of insurance contracts of $67,789 and $67,699 as of September 30, 2012 and December 31, 2011, respectively, consist of the following:

	Cost Basis	Unrealized Gain (Loss)	Fair Value
As of September 30, 2012
Short-term investments:
Certificates of deposit	$252,124	$—	$252,124
U.S. dollar indexed bond funds	16,339	1,151	17,490
	$268,463	$1,151	$269,614
Long-term investments:
Assets held in a rabbi trust	$6,572	$479	$7,051
As of December 31, 2011
Short-term investments:
Certificates of deposit	$269,033	$—	$269,033
U.S. dollar indexed bond funds	16,482	1,338	17,820
	$285,515	$1,338	$286,853
Long-term investments:
Assets held in a rabbi trust	$7,428	$(258)	$7,170

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

Financing Receivables The Company evaluates the collectability of notes and finance lease receivables (collectively, financing receivables) on a customer-by-customer basis and evaluates specific customer circumstances, aging of invoices, credit risk changes and payment patterns and historical loss experience. When the collectability is determined to be at risk based on the above criteria, the Company records the allowance for credit losses, which represents the Company’s current exposure less estimated reimbursement from insurance claims. After all efforts at collection have been unsuccessful, the account is deemed uncollectible and is written off. The following table summarizes the Company’s allowance for credit losses and recorded investment in financing receivables for the nine months ended September 30, 2012:

	Finance Leases	Notes Receivable	Total
Allowance for credit losses
Balance at January 1, 2012	$210	$2,047	$2,257
Provision for credit losses	261	—	261
Recoveries	48	—	48
Write-offs	—	—	—
Balance at September 30, 2012	$519	$2,047	$2,566

Allowance resulting from individual impairment evaluation	$519	$2,047	$2,566
Allowance resulting from collective impairment evaluation	—	—	—

Financing receivables individually evaluated for impairment	$100,436	$12,882	$113,318
Financing receivables collectively evaluated for impairment	—	—	—

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2012
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

The following table summarizes the Company’s allowance for credit losses and recorded investment in financing receivables for the nine months ended September 30, 2011:

	Finance Leases	Notes Receivable	Total
Allowance for credit losses
Balance at January 1, 2011	$378	$470	$848
Provision for credit losses	47	1,872	1,919
Recoveries	111	5,454	5,565
Write-offs	(365)	(5,956)	(6,321)
Balance at September 30, 2011	$171	$1,840	$2,011

Allowance resulting from individual impairment evaluation	$171	$1,840	$2,011
Allowance resulting from collective impairment evaluation	—	—	—

Financing receivables individually evaluated for impairment	$105,468	$12,768	$118,236
Financing receivables collectively evaluated for impairment	—	—	—
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
As of September 30, 2012 and December 31, 2011, the recorded investment in past-due finance lease receivables on nonaccrual status was $5,268 and $1,740, respectively. The recorded investment in finance lease receivables past due 90 days or more and still accruing interest was $0 and $114 as of September 30, 2012 and December 31, 2011, respectively. The recorded investment in impaired notes receivable as of September 30, 2012 and December 31, 2011 was $2,047 and $2,047, respectively, and was fully reserved. The following table summarizes the Company’s aging of past-due notes receivable balances:

	September 30, 2012	December 31, 2011
30-59 days past due	$—	$—
60-89 days past due	—	—
> 89 days past due	1,702	1,495
Total past due	$1,702	$1,495

NOTE 8: INVENTORIES
Major classes of inventories are summarized as follows:

	September 30, 2012	December 31, 2011
Finished goods	$233,195	$188,571
Service parts	157,001	152,597
Raw materials and work in process	100,495	99,732
Total inventories	$490,691	$440,900

NOTE 9: OTHER ASSETS
Included in other assets are net capitalized software development costs of $51,107 and $51,117 as of September 30, 2012 and December 31, 2011, respectively. Amortization expense on capitalized software of $3,985 and $4,663 was included in product cost of sales for the three months ended September 30, 2012 and 2011, respectively, and $12,586 and $14,071 for the nine months ended September 30, 2012 and 2011, respectively. Other long-term assets also consist of patents, trademarks and other intangible assets. Where applicable, other assets are stated at cost and, if applicable, are amortized ratably over the relevant contract period

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2012
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

or the estimated life of the assets. Fees to renew or extend the term of the Company’s intangible assets are expensed when incurred.
During the three months ended September 30, 2012, the Company acquired $15,744 of amortizable intangible assets (refer to note 18) with an estimated weighted-average amortization period of eight years.
Impairment of long-lived assets is recognized when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the expected future undiscounted cash flows are less than the carrying amount of the asset group, an impairment loss may be recognized at that time to reduce the asset to the lower of its fair value or its net book value. The Company recorded $2,962 of software intangible asset impairment charges within Diebold North America (DNA) continuing operations in the nine months ended September 30, 2011.
Investment in Affiliate Investment in the Company’s non-consolidated affiliate was accounted for under the equity method and consists of a 50 percent ownership in Shanghai Diebold King Safe Company, Ltd. The balance of this investment as of September 30, 2012 and December 31, 2011 was $3,000 and $11,461, respectively. Equity earnings from the non-consolidated affiliate was included in miscellaneous, net in the condensed consolidated statements of income and was $110 and $589 for the three months ended September 30, 2012 and 2011, respectively, and $702 and $1,448 for the nine months ended September 30, 2012 and 2011, respectively. The non-consolidated affiliate paid dividends of $1,233 for both the three and nine months ended September 30, 2012. During the quarter ended September 30, 2012, the Company determined the investment was partially impaired and recorded an impairment charge of $7,930, which was allocated to DNA and Diebold International (DI) continuing operations. The Company determined the fair value of its investment using level three inputs (refer to note 16) such as price trends, material costs, discount rate, customer demand, and the long term growth rate. Additionally, the Company suspended the equity method of accounting for the investment during the quarter ended September 30, 2012.

NOTE 10: DEBT
Outstanding debt balances were as follows:

	September 30, 2012	December 31, 2011
Notes payable:
Uncommitted lines of credit	$74,784	$21,572
Other	216	150
	$75,000	$21,722
Long-term debt:
Credit facility	$333,000	$291,000
Senior notes	300,000	300,000
Industrial development revenue bonds	11,900	11,900
Other	2,963	3,254
	$647,863	$606,154
As of September 30, 2012, the Company had various international short-term uncommitted lines of credit with borrowing limits of $106,319. The weighted-average interest rate on outstanding borrowings on the short-term uncommitted lines of credit as of September 30, 2012 and December 31, 2011 was 2.41 percent and 4.23 percent, respectively. The decline in the weighted-average interest rate is attributable to the change in mix of borrowings in foreign entities. Short-term uncommitted lines mature in less than one year. The amount available under the short-term uncommitted lines at September 30, 2012 was $31,535.
In June 2011, the Company entered into a five-year credit facility, which replaced its previous credit facility. As of September 30, 2012, the Company had borrowing limits under the credit facility totaling $500,000. Under the terms of the credit facility agreement, the Company has the ability, subject to various approvals, to increase the borrowing limits by $250,000. Up to $50,000 of the revolving credit facility is available under a swing line sub-facility. The weighted-average interest rate on outstanding credit facility borrowings as of September 30, 2012 and December 31, 2011 was 1.33 percent and 1.49 percent, respectively, which is variable based on the London Interbank Offered Rate (LIBOR). The amount available under the credit facility as of September 30, 2012 was $167,000.

In March 2006, the Company issued senior notes in an aggregate principal amount of $300,000 with a weighted-average fixed interest rate of 5.50 percent. The maturity dates of the senior notes are staggered, with $75,000, $175,000 and $50,000 becoming due in 2013, 2016 and 2018, respectively. Additionally, the Company entered into a derivative transaction to hedge interest rate

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2012
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

risk on $200,000 of the senior notes, which was treated as a cash flow hedge. This reduced the effective interest rate from 5.50 percent to 5.36 percent. As of September 30, 2012, although due within twelve months, $75,000 of the senior notes remain classified as long-term debt because of the Company's intent and ability to fund the repayment using amounts available under its credit facility, unless an alternative source of financing with more favorable terms is available upon maturity.
In 1997, industrial development revenue bonds were issued on behalf of the Company. The proceeds from the bond issuances were used to construct new manufacturing facilities in the United States. The Company guaranteed the payments of principal and interest on the bonds by obtaining letters of credit. The bonds were issued with a 20-year original term and are scheduled to mature in 2017. Each industrial development revenue bond carries a variable interest rate, which is reset weekly by the remarketing agents. The weighted-average interest rate on the bonds was 0.75 percent and 0.77 percent as of September 30, 2012 and December 31, 2011, respectively.
The Company’s debt agreements contain various restrictive financial covenants, including net debt to capitalization and net interest coverage ratios. As of September 30, 2012, the Company was in compliance with the financial and other covenants in its debt agreements.

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
The following table sets forth the net periodic benefit cost for the Company’s defined benefit pension plans and other benefits for the three months ended September 30:

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Components of net periodic benefit cost
Service cost	$2,862	$2,713	$—	$—
Interest cost	7,957	7,873	204	233
Expected return on plan assets	(10,205)	(10,183)	—	—
Amortization of prior service cost (benefit)	65	65	(130)	(130)
Recognized net actuarial loss	4,207	2,349	123	98
Net periodic pension benefit cost	$4,886	$2,817	$197	$201

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2012
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

The following table sets forth the net periodic benefit cost for the Company’s defined benefit pension plans and other benefits for the nine months ended September 30:

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Components of net periodic benefit cost
Service cost	$8,585	$8,139	$—	$—
Interest cost	23,873	23,617	611	698
Expected return on plan assets	(30,616)	(30,550)	—	—
Amortization of prior service cost (benefit)	194	194	(388)	(388)
Recognized net actuarial loss	12,601	7,149	366	292
Net periodic pension benefit cost	$14,637	$8,549	$589	$602
Cash Flows
There have been no significant changes to the 2012 plan year contribution amounts previously disclosed. For the nine months ended September 30, 2012 and 2011, contributions of $14,915 and $22,503, respectively, were made to the qualified and non-qualified pension plans.

NOTE 12: GUARANTEES AND PRODUCT WARRANTIES
In 1997, industrial development revenue bonds were issued on behalf of the Company. The Company guaranteed the payments of principal and interest on the bonds (refer to note 10) by obtaining letters of credit. The carrying value of the bonds was $11,900 as of September 30, 2012 and December 31, 2011.
The Company provides its global operations guarantees and standby letters of credit through various financial institutions to suppliers, customers, regulatory agencies and insurance providers. If the Company is not able to make payment or fulfill contractual obligations, the suppliers, customers, regulatory agencies and insurance providers may draw on the pertinent bank. At September 30, 2012, the maximum future payment obligations related to these various guarantees totaled $71,302, of which $23,435 represented standby letters of credit to insurance providers, and no associated liability was recorded. At December 31, 2011, the maximum future payment obligations relative to these various guarantees totaled $71,321, of which $22,623 represented standby letters of credit to insurance providers, and no associated liability was recorded.
The Company provides its customers a manufacturer’s warranty and records, at the time of the sale, a corresponding estimated liability for potential warranty costs. Estimated future obligations due to warranty claims are based upon historical factors such as labor rates, average repair time, travel time, number of service calls per machine and cost of replacement parts.
Changes in the Company’s warranty liability balance are illustrated in the following table:

	2012	2011
Balance at January 1	$63,355	$78,313
Current period accruals (a)	45,472	34,894
Current period settlements	(39,917)	(50,375)
Balance at September 30	$68,910	$62,832

(a)	includes the impact of foreign exchange rate fluctuations

NOTE 13: COMMITMENTS AND CONTINGENCIES
At September 30, 2012, the Company was a party to several lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate are considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the condensed consolidated financial statements would not be materially affected by the outcome of these legal proceedings, commitments or asserted claims. In addition to these routine legal proceedings, the Company was a party to a securities action, which is described in note 15 of the consolidated financial statements contained in the Company's annual report on Form 10-K for the year ended December 31, 2011, as well as the legal proceedings described below.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2012
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

Brazilian Federal Tax Assessment

In August 2012, one of the Company's Brazilian subsidiaries was notified of a tax assessment of approximately $133,000, including penalties and interest, regarding certain Brazilian federal indirect taxes (Industrialized Products Tax, Import Tax, Programa de Integração Social and Contribution to Social Security Financing) for 2008 and 2009. The assessment alleges improper importation of certain components into the country's free trade zone that would nullify certain indirect tax incentives. On September 10, 2012, the Company filed its administrative defenses with the tax authorities. This proceeding is currently pending an administrative level decision, which could negatively impact Brazilian federal indirect taxes in other years that remain open under statute. The Company has not recorded an accrual for this assessment, based in part on the determination that it has a valid tax position and it is more likely than not to prevail in the proceedings relating to this assessment. At this time, the Company cannot estimate any possible loss or range of loss; however, it is reasonably possible that the Company could be required to pay taxes, penalties and interest related to this matter, which could be material to the Company's consolidated financial statements.

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
The Company has voluntarily self-reported its findings to the SEC and the U.S. Department of Justice (DOJ) and is cooperating with these agencies in their review. The Company was previously informed that the SEC's inquiry had been converted to a formal, non-public investigation. The Company also received a subpoena for documents from the SEC and a voluntary request for documents from the DOJ in connection with the investigation. As of September 30, 2012, the Company's accrued estimated loss related to the potential outcome of this matter is not considered material to the condensed consolidated financial statements. Because the SEC and DOJ investigations are ongoing, there can be no assurance that their review will not find evidence of additional transactions that potentially implicate the FCPA. The Company is continuing its discussions with the government toward a resolution to this matter. At this time, the Company cannot predict the results of the government investigations, and it is reasonably possible that the resolution of these matters with the SEC and the DOJ could result in changes in management's estimates of losses, which could be material to the Company’s consolidated financial statements.

NOTE 14: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company uses derivatives to mitigate the economic consequences associated with fluctuations in currencies and interest rates.
FOREIGN EXCHANGE
Net Investment Hedges The Company has international subsidiaries with net balance sheet positions that generate cumulative translation adjustments within OCI. The Company uses derivatives to manage potential changes in value of its net investments in Brazil. The Company uses the forward-to-forward method for its quarterly retrospective and prospective assessments of hedge effectiveness. No ineffectiveness results if the notional amount of the derivative matches the portion of the net investment designated as being hedged because the Company uses derivative instruments with underlying exchange rates consistent with its functional currency and the functional currency of the hedged net investment. Changes in value that are deemed effective are accumulated in OCI where they will remain until they are reclassified to income together with the gain or loss on the entire investment upon substantial liquidation of the subsidiary. The fair value of the Company’s net investment hedge contracts was $(433) and $1,768 as of September 30, 2012 and December 31, 2011, respectively. The net (loss) gain recognized in OCI on net investment hedge derivative instruments was $(463) and $1,805 in the three and nine months ended September 30, 2012, respectively. The gain recognized in OCI on net investment hedge derivative instruments was $1,780 and $1,780 in the three and nine months ended September 30, 2011, respectively.
Non-Designated Hedges A substantial portion of the Company’s operations and revenues are international. As a result, changes in foreign exchange rates can create substantial foreign exchange gains and losses from the revaluation of non-functional currency monetary assets and liabilities. The Company’s policy allows the use of foreign exchange forward contracts with maturities of up

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2012
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

to 24 months to mitigate the impact of currency fluctuations on those foreign currency asset and liability balances. The Company elected not to apply hedge accounting to its foreign exchange forward contracts. Thus, spot-based gains/losses offset revaluation gains/losses within foreign exchange loss, net and forward-based gains/losses represent interest expense. The fair value of the Company’s non-designated foreign exchange forward contracts was $(659) and $(1,558) as of September 30, 2012 and December 31, 2011, respectively.
The following table summarizes the (loss) gain recognized on non-designated foreign-exchange derivative instruments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Income Statement Location	2012	2011	2012	2011
Interest expense	$(1,121)	$(1,920)	$(3,787)	$(5,796)
Foreign exchange (loss) gain, net	(3,108)	12,139	(2,509)	10,401
	$(4,229)	$10,219	$(6,296)	$4,605
INTEREST RATE
Cash Flow Hedges The Company has variable rate debt and is subject to fluctuations in interest related cash flows due to changes in market interest rates. The Company’s policy allows derivative instruments designated as cash flow hedges that fix a portion of future variable-rate interest expense. As of September 30, 2012, the Company has two pay-fixed receive-variable interest rate swaps, with a total notional amount of $50,000, to hedge against changes in the LIBOR benchmark interest rate on a portion of the Company’s LIBOR-based borrowings. Changes in value that are deemed effective are accumulated in OCI and reclassified to interest expense when the hedged interest is accrued. To the extent that it becomes probable that the Company’s variable rate borrowings will not occur, the gains or losses on the related cash flow hedges will be reclassified from OCI to interest expense.
In December 2005 and January 2006, the Company executed cash flow hedges by entering into receive-variable and pay-fixed interest rate swaps, with a total notional amount of $200,000, related to the senior notes issuance in March 2006. Amounts previously recorded in OCI related to the pre-issuance cash flow hedges will continue to be reclassified on a straight-line basis through February 2016.

The fair value of the Company’s interest rate contracts was $(3,870) and $(3,796) as of September 30, 2012 and December 31, 2011, respectively.
Gains and losses related to interest rate contracts that are reclassified from accumulated OCI are recorded in interest expense on the statement of income. The Company anticipates reclassifying $920 from OCI to interest expense within the next 12 months.

NOTE 15: RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES
Restructuring Charges
The following table summarizes the impact of the Company’s restructuring charges (accrual adjustments) on the condensed consolidated statements of income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Cost of sales – services	$956	$(1,331)	$91	$7,298
Cost of sales – products	(2,064)	630	(1,959)	1,004
Selling and administrative expense	2,454	2,131	5,654	9,402
Research, development and engineering expense	1,116	7	1,116	19
Total	$2,462	$1,437	$4,902	$17,723

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2012
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

The following table summarizes the Company’s net restructuring charges (accrual adjustments) within continuing operations for its DNA and DI reporting segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
DNA
Severance	$3,313	$391	$4,870	$1,186
Other	—	220	—	220
DI
Severance	(621)	781	(329)	15,230
Other (1)	(230)	45	361	1,087
Total	$2,462	$1,437	$4,902	$17,723

(1)	Other costs in the DI segment include legal fees, accelerated depreciation and lease termination fees.
Restructuring charges of $4,770 for the three and nine months ended September 30, 2012, related to the Company’s global realignment plan, including realignment of resources and certain international facilities to better support opportunities in target markets and leverage software-led services technology to support customers in efforts to optimize overall operational performance. As of September 30, 2012, the Company anticipates additional restructuring costs of $9,600 in 2012 and $2,000 in future periods related to this plan. As management concludes on certain aspects of the global realignment plan, the anticipated future costs related to this plan are subject to change.
Restructuring charges of $689 and $2,789 for the three and nine months ended September 30, 2012 respectively, related to the Company’s global shared services plan, which entails expanding the Company's current information technology (IT) center in India to create a global shared services center that provides centralized IT and financial services for the Company. Expanding the shared services center requires transferring IT and financial services-related jobs residing in other geographies. As of September 30, 2012, the Company anticipates additional restructuring costs of $100 in 2012 and up to $8,000 in future periods. As management concludes on certain aspects of the global shared services plan, the anticipated future costs related to this plan are subject to change.
Restructuring (accrual adjustments) charges of $(2,840) and $(278) for the three months ended September 30, 2012 and 2011, respectively, and $(2,544) and $14,754 for the nine months ended September 30, 2012 and 2011, respectively, related to the Company's plan for the EMEA reorganization, which realigned resources and leveraged the exiting shared services center. The Company does not expect any material remaining costs related to this plan.
Other net restructuring (accrual adjustments) charges were $(157) and $1,715 for the three months ended September 30, 2012 and 2011, respectively, and $(113) and $2,969 for the nine months ended September 30, 2012 and 2011, respectively.

The following table summarizes the Company’s cumulative total restructuring costs for the significant plans:

	Global Realignment	Global Shared Services	EMEA Reorganization
Costs incurred to date:
DNA	$2,873	$2,527	$—
DI	1,897	262	16,906
Total costs incurred to date	$4,770	$2,789	$16,906
The following table summarizes the Company’s restructuring accrual balances and related activity:

Balance at January 1, 2012	$10,136
Liabilities incurred	4,902
Liabilities paid	(5,347)
Balance at September 30, 2012	$9,691

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2012
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

Impairment and Other Charges
During the three months ended September 30, 2012, the Company recorded an impairment charge of $7,930 related to its 50 percent ownership in Shanghai Diebold King Safe Company, Ltd. (refer to note 9). During the nine months ended September 30, 2012, the Company recorded impairment charges within DNA of $6,701 related to a portion of its global enterprise resource planning (ERP) system. Previously capitalized software and software-related costs were impaired due to changes in the ERP implementation plan related to configuration and design. In the nine months ended September 30, 2011, the Company recorded $2,962 of software intangible asset impairment charges within DNA.
Other charges consist of items that the Company determines are non-routine in nature. Net non-routine expenses of $1,913 and $13,064 were included in selling and administrative expense for the nine months ended September 30, 2012 and 2011, respectively. Net non-routine expenses for 2012 and 2011 consisted primarily of legal and compliance costs related to the global FCPA investigation.
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
FORM 10-Q as of September 30, 2012
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

Assets and Liabilities Recorded at Fair Value
Assets and liabilities subject to fair value measurement are as follows:

	September 30, 2012			December 31, 2011
		Fair Value Measurements Using			Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Assets
Short-term investments:
Certificates of deposit	$252,124	$252,124	$—	$269,033	$269,033	$—
U.S. dollar indexed bond funds	16,339	—	16,339	17,820	—	17,820
Assets held in a rabbi trust	7,051	7,051	—	7,170	7,170	—
Foreign exchange forward contracts	512	—	512	2,193	—	2,193
Total	$276,026	$259,175	$16,851	$296,216	$276,203	$20,013
Liabilities
Deferred compensation	$7,051	$7,051	$—	$7,170	$7,170	$—
Foreign exchange forward contracts	1,604	—	1,604	1,983	—	1,983
Interest rate swaps	3,870	—	3,870	3,796	—	3,796
Total	$12,525	$7,051	$5,474	$12,949	$7,170	$5,779

The Company uses the end of period when determining the timing of transfers between levels. During the nine months ended September 30, 2012 and 2011, there were no transfers between levels.
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
Interest Rate Swaps The Company has variable rate debt and is subject to fluctuations in interest-related cash flows due to changes in market interest rates. The Company’s policy is to periodically enter into derivative instruments designated as cash flow hedges to fix some portion of future variable rate-based interest expense. The Company has a pay-fixed receive-variable interest rate swap to hedge against changes in the LIBOR benchmark interest rate on a portion of the Company’s LIBOR-based borrowings. The fair value of the swap is determined using the income approach and is calculated based on LIBOR rates at the reporting date.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2012
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

	September 30, 2012		December 31, 2011
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes payable	$75,000	$75,000	$21,722	$21,722
Long-term debt	661,805	647,863	612,551	606,154
Total debt instruments	$736,805	$722,863	$634,273	$627,876
The fair value of the Company’s industrial development revenue bonds are measured using unadjusted quoted prices in active markets for identical assets categorized as level 1 inputs. The fair value of the Company’s current notes payable and credit facility debt instruments approximates the carrying value due to the relative short maturity of the revolving borrowings under these instruments. The fair values of the Company’s long-term senior notes were estimated using market observable inputs for the Company’s comparable peers with public debt, including quoted prices in active markets, market indices and interest rate measurements, considered level 2 inputs.

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

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2012
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

The following table presents information regarding the Company’s segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
DNA
Customer revenues	$395,477	$364,144	$1,194,294	$1,008,100
Intersegment revenues	14,737	16,225	41,638	56,213
Operating profit	22,764	42,522	114,065	81,846
Capital expenditures	8,262	2,842	20,862	13,727
Depreciation	7,828	6,666	24,368	20,787
Property, plant and equipment, at cost	465,570	464,953	465,570	464,953
Total assets	1,056,570	1,016,275	1,056,570	1,016,275
DI
Customer revenues	314,442	345,178	957,304	977,761
Intersegment revenues	5,414	17,162	39,893	45,362
Operating (loss) profit	(106)	11,890	3,130	6,537
Capital expenditures	6,925	11,927	14,994	24,729
Depreciation	4,435	6,209	14,090	16,658
Property, plant and equipment, at cost	184,287	189,111	184,287	189,111
Total assets	1,539,184	1,448,744	1,539,184	1,448,744
TOTAL
Customer revenues	709,919	709,322	2,151,598	1,985,861
Intersegment revenues	20,151	33,387	81,531	101,575
Operating profit	22,658	54,412	117,195	88,383
Capital expenditures	15,187	14,769	35,856	38,456
Depreciation	12,263	12,875	38,458	37,445
Property, plant and equipment, at cost	649,857	654,064	649,857	654,064
Total assets	2,595,754	2,465,019	2,595,754	2,465,019

The following table presents information regarding the Company’s revenue by geographic region:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Diebold North America	$395,477	$364,144	$1,194,294	$1,008,100
Diebold International:
Latin America including Brazil	144,696	170,401	445,693	447,495
Asia Pacific	99,439	101,493	291,788	281,504
Europe, Middle East and Africa	70,307	73,284	219,823	248,762
Total Diebold International	314,442	345,178	957,304	977,761
Total customer revenues	$709,919	$709,322	$2,151,598	$1,985,861

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2012
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

The following table presents information regarding the Company’s revenue by service and product solution:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Financial self-service:
Services	$293,694	$288,176	$889,216	$837,969
Products	236,994	235,595	792,166	659,313
Total financial self-service	530,688	523,771	1,681,382	1,497,282
Security
Services	108,611	100,810	306,699	304,330
Products	45,879	42,601	126,692	130,445
Total security	154,490	143,411	433,391	434,775
Total financial self-service & security	685,178	667,182	2,114,773	1,932,057
Election and lottery systems	24,741	42,140	36,825	53,804
Total customer revenues	$709,919	$709,322	$2,151,598	$1,985,861

NOTE 18: ACQUISITION
In August 2012, the Company acquired 100 percent of the equity interest in GAS Tecnologia (GAS), a Brazilian Internet banking, online payment and mobile banking security company for a total purchase price of approximately $39,000, including holdback payments to be paid over the next three years of approximately $15,000, of which approximately $3,000 was included in other current liabilities and approximately $12,000 was included in other long-term liabilities. The GAS solutions aim to prevent various types of fraud, such as phishing, pharming and key logging. GAS also offers clients a security information database service – a consulting service that allows clients to stay up-to-date and educated on current threats in the industry. Upon acquisition, GAS was integrated into the Company's DI security business. At September 30, 2012, while the Company was still in the process of finalizing purchase accounting with respect to opening balance sheet valuations, amortizable intangible assets and goodwill resulting from the acquisition were estimated to be $16,000 and $26,000, respectively.
Annual net sales for GAS in 2011 were approximately $14,000. Net sales and earnings of GAS included in the condensed consolidated statements of income for the three and nine months ended September 30, 2012 were not significant.

NOTE 19: DISCONTINUED OPERATIONS
Included in income from discontinued operations were accrual adjustment benefits and costs related to the Company's U.S.-based elections systems business.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of September 30, 2012
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Management’s discussion and analysis should be read in conjunction with the condensed consolidated financial statements and accompanying notes that appear elsewhere in this quarterly report.
Introduction
Diebold, Incorporated (collectively, with its subsidiaries, the Company) is a global leader in providing integrated self-service delivery and security systems and services primarily to the financial, commercial, government, and retail markets. Founded in 1859, the Company today has approximately 17,000 employees with representation in nearly 90 countries worldwide. In 2011, the Company accelerated its transformation into a world-class, software-led services provider aligned with the security, convenience and efficiency needs of its customers. Three essential pillars provide the Company a clear path toward reaching this future:

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
During the third quarter of 2012, the Company once again had strong performance in North America as deposit automation and integrated services continued to grow. In addition, the Company achieved solid top-line growth within its security business during the quarter. Given the strong start to the year and the continued underlying strength in its markets, the Company has increased confidence in its ability to generate top-line growth as it continues to build software-led services capabilities.
Income from continuing operations attributable to Diebold, Incorporated, net of tax, for the three months ended September 30, 2012 was $17,434 or $0.27 per share, a decrease of $24,321 and $0.38 per share, respectively, from the same period in 2011. Total revenue for the three months ended September 30, 2012 was $709,919, an increase of $597 compared to the same period in 2011.
Income from continuing operation attributable to Diebold, Incorporated, net of tax, for the nine months ended September 30, 2012 was $89,099 or $1.39 per share, an increase of $24,557 and $0.40 per share, respectively, from the same period in 2011. Total revenue for the nine months ended September 30, 2012 was $2,151,598 an increase of $165,737 compared to the same period in 2011.
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
Several years ago, the Company launched its Diebold Integrated Services® outsourcing business in North America. Initially the scale was small, generating about $5,000 in contract value in year one. In the ensuing years, the Company has achieved substantial growth in this business. During 2011, new integrated services contracts were signed exceeding $500,000 in total contract value compared with $150,000 in 2010. For 2012, new integrated services contracts signed reached nearly $243,000, an increase of over 11 percent from the same period of 2011. Also in the third quarter of 2012, the Company continued its commitment to enhance and strengthen its Integrated Services outsourcing model by announcing the addition of two data centers located in Verizon's Terremark facilities in Richardson, Texas and Manassas, Virginia. The integrated fabric of advanced data center capabilities combined with Verizon's reach, reliability and global scale will increase performance and disaster recovery capabilities for the Company's customers with optimal geographic diversity and business resiliency.
In addition to service and integrated services, another demand driver in the global ATM marketplace continues to be deposit

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of September 30, 2012
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

automation, or the process of depositing a cash or check into an ATM without the use of an envelope. Among the largest U.S. national banks there has been extensive deployment of deposit automation-enabled terminals, and the Company saw continued demand from this space during the third quarter of 2012. However, only approximately 25 percent of bank ATMs globally are currently configured for automated deposits, representing further opportunities for Diebold as banks continue to upgrade their ATM fleets with deposit automation capabilities.
In its security business, the Company has an equal, if not greater, potential for a successful integrated services approach. Security challenges and the systems to address them have grown increasingly complex. This environment has created a greater appetite among financial institutions and other customers for outsourcing solutions, particularly in the areas of monitoring, services and software. Today, the Company is bringing its expertise back into the financial sector with a focused effort on bank branch and large, complex and technologically demanding projects. The Company has created new customer-focused teams that possess the high levels of specialized expertise in logical and enterprise security required in this business. The Company is leveraging best practices, and some of its best talent, from its FSS integrated services business to build the foundation for a new security outsourcing business. During the third quarter of 2012, the Company announced the expansion of its security relationships with two of the largest banks in the United States, KeyBank and Regions Financial Corporation. As KeyBank's strategic partner for electronic security solutions, the Company announced the installation of numerous access control, intrusion detection, alarm, surveillance and security solutions for KeyBank in just the past year. In regards to Regions Financial Corporation, the Company now staffs the bank's in-house central station located in Birmingham, Alabama and monitors alarm video and other systems for the bank's entire enterprise, including more than 2,400 sites.
Moving forward, the Company intends to create shareholder value by leveraging its growing advantage in software and services capabilities, taking advantage of key market opportunities around the world and further leveraging opportunities in the security business. In addition, the Company made a strategic acquisition during the quarter, GAS Tecnologia (GAS), a leading Internet banking, online payment and mobile banking security company in Brazil. Many additional opportunities lie ahead, and the Company will continue to invest in developing new software, services and security solutions, particularly in emerging markets.
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
The Company is committed to making the strategic decisions that not only streamline operations, but also enhance its ability to serve its customers. The Company remains confident in its ability to continue to execute on cost-reduction initiatives, deliver solutions that help improve customers’ businesses and create shareholder value. The Company incurred pre-tax net restructuring charges of $2,462 and $1,437 during the three months ended September 30, 2012 and and 2011, respectively, and $4,902 and $17,723 during the nine months ended September 30, 2012 and 2011, respectively. Restructuring charges in 2012 and 2011 primarily related to the Company's global realignment plan, global shared services plan and Europe, Middle East and Africa (EMEA) reorganization plan. The global realignment plan, which began in the third quarter 2012, includes realignment of resources and certain international facilities to better support opportunities in target markets and leverage software-led services technology to support customers in efforts to optimize overall operational performance. The global shared services plan entails expanding the Company's current information technology (IT) center in India to create a global shared services center that provides centralized IT and financial services for the Company. Expanding the shared services center requires transferring global back-office work that resides in other geographies to the global shared services center. Net restructuring charges in the third quarter 2012 included $(2,840) of restructuring accrual benefits related to the Company's EMEA reorganization.
In the nine months ended September 30, 2012, the Company recorded an impairment charge of $14,631 related to an other than temporary impairment of an equity method investment and the impairment of a portion of its global enterprise resource planning (ERP) system. Previously capitalized software and software-related costs were impaired due to changes in the ERP implementation plan related to configuration and design. In the nine months ended September 30, 2011, the Company recorded $2,962 of software intangible asset impairment charges.
Other charges consist of items that the Company determines are non-routine in nature. Net non-routine expenses of $1,913 and $13,064 impacted the nine months ended September 30, 2012 and 2011, respectively. Net non-routine expenses for 2012 and 2011 consisted primarily of legal and compliance costs related to the global Foreign Corrupt Practices Act (FCPA) investigation.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of September 30, 2012
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

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2012		2011		2012		2011
	Dollars	% of Net sales	Dollars	% of Net sales	Dollars	% of Net sales	Dollars	% of Net sales
Net sales	$709,919	100.0	$709,322	100.0	$2,151,598	100.0	$1,985,861	100.0
Gross profit	173,210	24.4	194,386	27.4	552,019	25.7	513,280	25.8
Operating expenses	150,552	21.2	139,974	19.7	434,824	20.2	424,897	21.4
Operating profit	22,658	3.2	54,412	7.7	117,195	5.4	88,383	4.5
Income from continuing operations	18,064	2.5	42,782	6.0	91,821	4.3	68,530	3.5
Income from discontinued operations, net of tax	—	—	—	—	—	—	518	—
Net income attributable to noncontrolling interests	630	0.1	1,027	0.1	2,722	0.1	3,988	0.2
Net income attributable to Diebold, Incorporated	17,434	2.5	41,755	5.9	89,099	4.1	65,060	3.3
Third Quarter 2012 Comparisons to Third Quarter 2011
Net Sales
The following table represents information regarding our net sales for the three months ended September 30:

	2012	2011	$ Change	% Change
Net sales	$709,919	$709,322	$597	0.1

FSS sales in the third quarter of 2012 improved $6,917 or 1.3 percent compared to the same period of 2011. The increase in FSS sales included a net unfavorable currency impact of $29,287 or 6.0 percent, of which approximately 54 percent related to the Brazilian real. The following division highlights include the impact of foreign currency. Diebold North America (DNA) sales increased $21,562 or 9.1 percent due to growth within the U.S. regional and national bank business. Diebold International (DI) sales decreased by $14,646 or 5.1 percent related to the following: Latin America, including Brazil, decreased $10,498 or 8.8 percent, EMEA decreased $2,968 or 4.1 percent, and Asia Pacific decreased $1,179 or 1.3 percent. The decrease in Latin America, including Brazil, was driven by the negative currency impact in Brazil, partially offset by improvement in Mexico and Venezuela. The decrease in EMEA was led by the unfavorable currency impact, particularly the euro and rand, coupled with higher volume in South Africa compared to the same period of the prior year. The Asia Pacific variance was driven by unfavorable currency, mostly the rupee, as well as lower volume across a mix of geographies, partially offset with higher volume in China.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of September 30, 2012
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

Security solutions sales in the third quarter of 2012 increased by $11,079 or 7.7 percent compared to the same period of 2011. The increase was driven by an improvement in DNA of $9,772 or 7.7 percent combined with growth in DI of $1,308 or 7.6 percent. The DNA variance was driven by higher product volumes and associated services across all industries, especially non-financial, compared to the same period of the prior year. The improvement in DI was influenced by higher volume in Latin America, particularly in Colombia.

The Brazilian-based election and lottery systems sales decreased by $17,399 in the third quarter of 2012 compared to the same period of 2011. The variance was driven by a $21,270 decrease in election sales due to lower volume, partially offset with a $3,871 increase in lottery unit sales compared to the third quarter of 2011.

Gross Profit
The following table represents information regarding our gross profit for the three months ended September 30:

	2012	2011	$ Change	% Change
Gross profit – services	$100,518	$111,428	$(10,910)	(9.8)
Gross profit – products	72,692	82,958	(10,266)	(12.4)
Total gross profit	$173,210	$194,386	$(21,176)	(10.9)
Gross margin – services	25.0%	28.6%
Gross margin – products	23.6%	25.9%
Total gross margin	24.4%	27.4%

The decrease in service gross margin was influenced by DNA and Latin America, including Brazil. The decrease in DNA was driven by a decline in the U.S. service volume coupled with higher employee expenses, an increase in scrap expense, and fewer fleet rebates, partially offset with growth in software-led services. The decrease in Latin America, including Brazil was driven by customer mix as well as higher restructuring charges. Total service gross margin for the third quarter of 2012 included $956 of net restructuring charges compared to $1,331 of net restructuring accrual benefits related to the EMEA reorganization in the same period of 2011.

The decrease in product gross margin was driven primarily by DI as volume was down in Latin America, including Brazil paired with customer and product mix differences. In addition, product gross margin in DNA was down compared to the prior year influenced by the customer mix within the regional and national bank business. Total product gross margin for the third quarter of 2012 included $2,064 of net restructuring accrual benefits related to the EMEA reorganization compared to $630 of net restructuring charges in the same period of 2011.
Operating Expenses
The following table represents information regarding our operating expenses for the three months ended September 30:

	2012	2011	$ Change	% Change
Selling and administrative expense	$120,455	$121,508	$(1,053)	(0.9)
Research, development and engineering expense	22,167	18,466	3,701	20.0
Impairment of assets	7,930	—	7,930	N/M
Total operating expenses	$150,552	$139,974	$10,578	7.6

Selling and administrative expense decreased $1,053 or 0.9 percent in the third quarter of 2012 compared to the same period of 2011. The improvement was due to $5,078 of favorable currency impact and lower non-routine expenses, partially offset by higher compensation and benefits and net restructuring charges. Selling and administrative expense in the third quarter of 2012 and 2011 included non-routine expenses of $646 and $2,584, respectively, of which the majority pertained to legal, consultative, and audit costs related to the global FCPA investigation. In addition, selling and administrative expense included $2,454 and $2,131 of restructuring charges in the third quarter of 2012 and 2011, respectively. The majority of the 2012 restructuring charges related to the Company's global realignment plan. The 2011 restructuring charges related mainly to the EMEA reorganization.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of September 30, 2012
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

Research, development and engineering expense as a percent of net sales in the third quarter of 2012 and 2011 were 3.1 percent and 2.6 percent, respectively. The increase as a percent of net sales was associated with higher operational spend for the development of next generation hardware and software platforms. Research, development and engineering expense also included higher restructuring charges associated with the Company's global realignment plan.

During the third quarter of 2012, the Company recorded an impairment of $7,930 related to its 50 percent ownership in Shanghai Diebold King Safe Company, Ltd.

Operating Profit
The following table represents information regarding our operating profit for the three months ended September 30:

	2012	2011	$ Change	% Change
Operating profit	$22,658	$54,412	$(31,754)	(58.4)
Operating profit margin	3.2%	7.7%

The decrease in operating profit in the third quarter of 2012 compared to the same period of 2011 was influenced largely by the lower service and product margins driven by the mix of services and products across geographies. In addition, the increase in operating expenses, particularly the impairment charge, contributed to the lower operating margin between periods. All of these items combined to produce a 4.5 percent decrease in operating profit margin in the third quarter of 2012 compared to the same period of 2011.
Income from Continuing Operations
The following table represents information regarding our income from continuing operations for the three months ended September 30:

	2012	2011	$ Change	% Change
Income from continuing operations	$18,064	$42,782	$(24,718)	(57.8)
Percent of net sales	2.5%	6.0%
Effective tax rate	30.2%	20.8%

The decrease in net income from continuing operations in the third quarter of 2012 compared to the same period of 2011 was influenced by a lower operating margin, partially offset with improvement in other income. As noted above, the lower operating margin was driven by the geographic mix of services and products, the lower service and product margins, and the increase in operating expenses. The 9.4 percentage point increase is due to non-recurring discrete items, including adjustments from an IRS exam, which reduced the effective tax rate in the third quarter of 2011.
Segment Analysis and Operating Profit Summary
The following table represents information regarding our revenue by reporting segment for the three months ended September 30:

	2012	2011	$ Change	% Change
DNA	$395,477	$364,144	$31,333	8.6
DI	314,442	345,178	(30,736)	(8.9)
Total net sales	$709,919	$709,322	$597	0.1

The increase in DNA net sales was driven by continued growth in the FSS business, particularly related to higher product volume in both the U.S. regional and national bank business. The increase in product volume also influenced growth in service installations and software-led services related to these orders. In addition, security product volume and associated services improved across all industries, especially non-financial, compared to the prior year.

The decrease in DI net sales was influenced by a net unfavorable currency impact of $36,753, of which approximately 63 percent related to the Brazilian real. Operationally, DI realized higher FSS volumes in all of the divisions, an increase in lottery sales from Brazil, and growth in security sales within Latin America. These increases were partially offset with lower election system sales in Brazil.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of September 30, 2012
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

The following table represents information regarding our operating profit by reporting segment for the three months ended September 30:

	2012	2011	$ Change	% Change
DNA	$22,764	$42,522	$(19,758)	(46.5)
DI	(106)	11,890	(11,996)	(100.9)
Total operating profit	$22,658	$54,412	$(31,754)	(58.4)

DNA operating profit for the third quarter of 2012 decreased by $19,758 compared to the same period of 2011. The decrease was driven by a decline in the U.S. service volume compared to the prior-year period coupled with higher employee expenses, an increase in scrap expense, and fewer fleet rebates. In addition, operating expense was unfavorable related to increases in impairment charges, research, development and engineering expense, compensation and benefits costs, and net restructuring charges. These decreases were partially offset with higher volume in the U.S. regional bank business and improvement from software-led services.

DI operating profit for the third quarter of 2012 decreased by $11,996 compared to the same period of 2011. The decrease was influenced primarily by the fewer election system sales in Brazil combined with customer mix differences in Latin America, including Brazil compared to the prior-year period. Partially offsetting the decreases, an improvement in operating expenses was realized across a mix of geographies, inclusive of higher impairment charges.
Refer to note 17 to the condensed consolidated financial statements for further details of segment revenue and operating profit.
Nine Months Ended September 30, 2012 Comparisons to Nine Months Ended September 30, 2011
Net Sales
The following table represents information regarding our net sales for the nine months ended September 30:

	2012	2011	$ Change	% Change
Net sales	$2,151,598	$1,985,861	$165,737	8.3

FSS sales in the first nine months of 2012 improved $184,100 or 12.3 percent compared to the same period of 2011. The increase in FSS sales included a net unfavorable currency impact of $72,015 or 5.7 percent, of which approximately 50 percent related to the Brazilian real. The following division highlights include the impact of foreign currency. DNA sales increased $193,702 or 31.3 percent as a result of significant growth within the U.S. regional and national bank business influenced by the Americans with Disabilities Act compliance and a focus on deposit automation technology. With the expiration of the Americans with Disabilities Act compliance deadline, the rate of growth in regional sales has slowed and led to a higher concentration of national bank sales. DI sales decreased by $9,602 or 1.1 percent related to the following: EMEA decreased $28,799 or 11.6 percent, Asia Pacific increased $9,816 or 3.7 percent, and Latin America, including Brazil, increased $9,381 or 2.6 percent. The decrease in EMEA was driven by an unfavorable currency impact, particularly the euro and rand, combined with lower volume in the Middle East, partially offset with growth in South Africa compared to the prior-year period. The improvement in Asia Pacific was driven by higher volume in China coupled with an unfavorable currency impact associated mostly with the rupee. The increase in Latin America, including Brazil, was influenced by higher volume across most of the geographies despite the currency headwinds related to the Brazilian real.

Security solutions sales in the first nine months of 2012 decreased by $1,384 or 0.3 percent compared to the same period of 2011. DNA decreased $7,507 or 1.9 percent compared to the same period of the prior year, partially offset by improvement in DI of $6,124 or 13.7 percent. The DNA variance was driven by lower product volumes and associated services, particularly in the financial industry, compared to the same period of the prior year. The DI variance was a result of higher volume in Latin America, mostly in Colombia, combined with an increase in Asia Pacific related to growth in India that was partially offset by lower volume in Australia.

The Brazilian-based election and lottery systems sales decreased by $16,979 in the first nine months of 2012 compared to the same period of 2011. The decrease was driven by an $11,433 decrease in election sales due to lower volume paired with a $5,546 decrease in lottery unit sales compared to the first nine months of 2011.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of September 30, 2012
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

Gross Profit
The following table represents information regarding our gross profit for the nine months ended September 30:

	2012	2011	$ Change	% Change
Gross profit – services	$314,804	$300,740	$14,064	4.7
Gross profit – products	237,215	212,540	24,675	11.6
Total gross profit	$552,019	$513,280	$38,739	7.5
Gross margin – services	26.3%	26.3%
Gross margin – products	24.8%	25.2%
Total gross margin	25.7%	25.8%

The service gross margin remained flat compared to the prior-year period. In DNA, service margin was down slightly compared to the prior year due to the mix of services. In EMEA, service margin improved as fewer net restructuring charges were incurred in the first nine months of 2012 compared to the same period of 2011 related to the EMEA reorganization. Total service gross margin for the first nine months of 2012 included $91 of net restructuring charges compared to $7,298 of net restructuring charges in the same period of 2011.

The decrease in product gross margin was driven by DI associated with product and customer mix differences in Latin America, including Brazil, as well as continued pricing pressure in the Asia Pacific region. Partially offsetting these decreases, the DNA product gross margin improved as the FSS business continued to benefit from the higher volume, particularly in the U.S. regional bank business. Total product gross margin for the first nine months of 2012 included $1,959 of net restructuring accrual benefits related to the EMEA reorganization compared to $1,004 of net restructuring charges in the same period of 2011.
Operating Expenses
The following table represents information regarding our operating expenses for the nine months ended September 30:

	2012	2011	$ Change	% Change
Selling and administrative expense	$359,053	$364,670	$(5,617)	(1.5)
Research, development and engineering expense	61,140	57,265	3,875	6.8
Impairment of assets	14,631	2,962	11,669	N/M
Total operating expenses	$434,824	$424,897	$9,927	2.3

Selling and administrative expense decreased $5,617 or 1.5 percent in the first nine months of 2012 compared to the same period of 2011. The improvement was due to a favorable currency impact of $11,724, lower non-routine expenses, and lower restructuring charges, partially offset by higher compensation and benefits. Selling and administrative expense in the first nine months of 2012 and 2011 included non-routine expenses of $1,913 and $13,064, respectively, of which the majority pertained to legal, consultative, and audit costs related to the global FCPA investigation. In addition, selling and administrative expense included $5,654 and $9,402 of restructuring charges in the first nine months of 2012 and 2011, respectively. The 2012 restructuring charges related to the Company's global realignment and global shared services plans. The 2011 restructuring charges related mainly to the EMEA reorganization.

Research, development and engineering expense as a percent of net sales in the first nine months of 2012 and 2011 were 2.8 percent and 2.9 percent, respectively but increased $3,875 year over year. The increase in operational spend is associated with the development of next generation hardware and software platforms. Research, development and engineering expense also included higher restructuring charges associated with the Company's global realignment plan.

During the second quarter of 2012, the Company impaired previously capitalized software and software-related costs of $6,701 due to changes in the global ERP system implementation plan related to configuration and design. In the third quarter of 2012, the Company recorded an impairment of $7,930 related to its 50 percent ownership in Shanghai Diebold King Safe Company, Ltd. The impairment charge of $2,962 in the first nine months of 2011 resulted from a non-cash intangible asset impairment related to a prior acquisition.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of September 30, 2012
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

Operating Profit
The following table represents information regarding our operating profit for the nine months ended September 30:

	2012	2011	$ Change	% Change
Operating profit	$117,195	$88,383	$28,812	32.6
Operating profit margin	5.4%	4.5%

The increase in operating profit in the first nine months of 2012 compared to the same period of 2011 was influenced by significant growth in product and service revenue, despite the slightly lower gross margin, partially offset with the increase in operating expenses noted above. All of these items combined to produce a 0.9 percent increase in operating profit margin in the first nine months of 2012 compared to the same period of 2011.
Other Income (Expense)
The following table represents information regarding our other income (expense) for the nine months ended September 30:

	2012	2011	$ Change	% Change
Investment income	$29,292	$29,105	$187	0.6
Interest expense	(22,684)	(26,298)	(3,614)	(13.7)
Foreign exchange gain, net	2,577	97	2,480	N/M
Miscellaneous, net	948	1,010	(62)	(6.1)
Other income (expense)	$10,133	$3,914	6,219	158.9

Interest expense in the first nine months of 2012 was favorable compared to the same period of 2011 due to lower interest rates and fees. The improvement in foreign exchange was influenced by the realization of favorable currency positions.
Income from Continuing Operations
The following table represents information regarding our income from continuing operations for the nine months ended September 30:

	2012	2011	$ Change	% Change
Income from continuing operations	$91,821	$68,530	$23,291	34.0
Percent of net sales	4.3%	3.5%
Effective tax rate	27.9%	25.8%

The increase in net income from continuing operations in the first nine months of 2012 compared to the same period of 2011 was influenced by revenue growth which fueled the higher operating margin paired with the other income noted above. The 2.1 percentage point increase was mainly due to various discrete items, including the IRS exam adjustments and state tax benefits, partially offset by operating losses in certain EMEA jurisdictions for which no tax benefit was recognized, which reduced the effective tax rate in 2011.
Segment Analysis and Operating Profit Summary
The following table represents information regarding our revenue by reporting segment for the nine months ended September 30:

	2012	2011	$ Change	% Change
DNA	$1,194,294	$1,008,100	$186,194	18.5
DI	957,304	977,761	(20,457)	(2.1)
Total net sales	$2,151,598	$1,985,861	$165,737	8.3

The increase in DNA net sales was driven by continued growth in the FSS business, particularly related to higher product volume in both the U.S. regional and national bank business. The higher FSS product volume influenced growth in service installations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of September 30, 2012
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

and software-led services related to these orders. Partially offsetting these increases was a reduction in security product volume in the U.S. national bank business.

The decrease in DI net sales was influenced by a net unfavorable currency impact of $80,284, of which approximately 55 percent related to the Brazilian real. Operationally, DI realized higher FSS product and service volumes in Latin America, including Brazil, and Asia Pacific coupled with an increase in security sales within Latin America, particularly Colombia. These increases were partially offset with lower product and service volumes in EMEA, as well as fewer election systems and lottery sales in Brazil.
The following table represents information regarding our operating profit (loss) by reporting segment for the nine months ended September 30:

	2012	2011	$ Change	% Change
DNA	$114,065	$81,846	$32,219	39.4
DI	3,130	6,537	(3,407)	52.1
Total operating profit	$117,195	$88,383	$28,812	32.6

DNA operating profit for the first nine months of 2012 increased by $32,219 compared to the same period of 2011. The increase was driven primarily by higher FSS product volume in the U.S. regional bank business and improvement in software-led services related to higher volume and better resource leverage. These increases were partially offset with an increase in operating expense related mostly to higher compensation and benefit costs, impairment charges, and research, development and engineering expense.

DI operating profit for the first nine months of 2012 decreased by $3,407 compared to the same period of 2011. The decrease was driven by customer mix differences in Latin America, including Brazil as well as fewer election system and lottery sales compared to the prior year. In addition, pricing pressures continued in the Asia Pacific region. Partially offsetting these decreases, EMEA benefited from fewer restructuring charges related to the 2011 reorganization combined with operational improvement related to customer and product mix. An improvement in operating expenses was realized across a mix of geographies, inclusive of higher impairment charges.
Refer to note 17 to the condensed consolidated financial statements for further details of segment revenue and operating profit.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of September 30, 2012
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

LIQUIDITY AND CAPITAL RESOURCES
Capital resources are obtained from income retained in the business, borrowings under the Company’s senior notes, committed and uncommitted credit facilities, long-term industrial revenue bonds, and operating and capital leasing arrangements. Management expects that the Company’s capital resources will be sufficient to finance planned working capital needs, research and development activities, investments in facilities or equipment, pension contributions, dividends and any repurchases of the Company’s common shares for at least the next 12 months. As of September 30, 2012, $558,089 or 97.5 percent of the Company’s cash and cash equivalents and short-term investments reside in international tax jurisdictions. Repatriation of these funds could be negatively impacted by foreign and domestic taxes. Part of the Company’s growth strategy is to pursue strategic acquisitions. The Company has made acquisitions in the past and intends to make acquisitions in the future. The Company intends to finance any future acquisitions with either cash and short-term investments, cash provided from operations, borrowings under available credit facilities, proceeds from debt or equity offerings and/or the issuance of common shares.
The following table summarizes the results of our condensed consolidated statement of cash flows for the nine months ended September 30:

	2012	2011
Net cash flow (used in) provided by:
Operating activities	$(28,756)	$(54,664)
Investing activities	(58,450)	4,346
Financing activities	52,948	(23,575)
Effect of exchange rate changes on cash and cash equivalents	2,888	2,049
Net decrease in cash and cash equivalents	$(31,370)	$(71,844)
Net cash used in operating activities was $28,756 for the nine months ended September 30, 2012, a decrease of $25,908 from $54,664 for the same period in 2011. Cash flows from operating activities are generated primarily from operating income and managing the components of working capital. Cash flows from operating activities during the nine months ended September 30, 2012, compared to the same period of 2011, were positively impacted by a $22,773 increase in net income, as well as favorable changes in inventories, refundable income taxes and other current assets. These changes were partially offset by unfavorable changes in trade receivables, prepaid expenses, accounts payable and deferred revenue.
Net cash used in investing activities was $58,450 for the nine months ended September 30, 2012 compared to net cash provided by investing activities of $4,346 for the same period in 2011. The $62,796 change was primarily due to a $43,813 change in net investment activity, $23,625 of payments for acquisitions in 2012, and a $5,530 decrease in collections on purchased finance receivables. These items were partially offset by an $8,987 decrease in certain other assets.
Net cash provided by financing activities was $52,948 for the nine months ended September 30, 2012, compared to net cash used in investing activities of $23,575 for the same period in 2011. The $76,523 change was primarily due to a decrease in share repurchases of $101,776 and an increase in the issuance of common shares related to share-based compensation activity of $12,634, partially offset by a $44,415 increase in net borrowings.
As of September 30, 2012, the Company had various international short-term uncommitted lines of credit with borrowing limits of $106,319. Short-term uncommitted lines mature in less than one year. The amount available under the short-term uncommitted lines at September 30, 2012 was $31,535.
In June 2011, the Company entered into a five-year credit facility, which replaced its previous credit facility. As of September 30, 2012, the Company had borrowing limits under the credit facility totaling $500,000. Under the terms of the credit facility agreement, the Company has the ability, subject to various approvals, to increase the borrowing limits by $250,000. Up to $50,000 of the revolving credit facility is available under a swing line sub-facility. The weighted-average interest rate on outstanding credit facility borrowings as of September 30, 2012 and December 31, 2011 was 1.33 percent and 1.49 percent, respectively, which is variable based on the London Interbank Offered Rate (LIBOR). The amount available under the new credit facility as of September 30, 2012 was $167,000.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of September 30, 2012
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

In March 2006, the Company issued senior notes in an aggregate principal amount of $300,000 with a weighted-average fixed interest rate of 5.50 percent. The maturity dates of the senior notes are staggered, with $75,000, $175,000 and $50,000 becoming due in 2013, 2016 and 2018, respectively. Additionally, the Company entered into a derivative transaction to hedge interest rate risk on $200,000 of the senior notes, which was treated as a cash flow hedge. This reduced the effective interest rate from 5.50 percent to 5.36 percent. As of September 30, 2012, although it is due within twelve months, $75,000 of the senior notes remain classified as long-term debt because of the Company's intent and ability to fund the repayment using amounts available under its credit facility, unless an alternative source of financing with more favorable terms is available upon maturity.
The Company’s debt agreements contain various restrictive financial covenants, including net debt to capitalization and net interest coverage ratios. As of September 30, 2012, the Company was in compliance with the financial and other covenants in its debt agreements.
Dividends The Company paid dividends of $54,573 and $55,146 in the nine months ended September 30, 2012 and 2011, respectively. Quarterly dividends were $0.285 and $0.280 per share for 2012 and 2011, respectively.
Contractual Obligations In the first nine months of 2012, the Company entered into direct purchasing agreements for a total negotiated price of $9,342. The following table summarizes the Company's approximate commitment to make future payments related to these agreements.

	Total	2012	2013
Direct purchasing agreements	$4,399	$2,099	$2,300
Except the direct purchasing agreements noted above, all contractual cash obligations with initial and remaining terms in excess of one year and contingent liabilities remained generally unchanged at September 30, 2012 compared to December 31, 2011.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s condensed consolidated financial statements. The preparation of these financial statements requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities and reported amounts of revenues and expenses. Such estimates include revenue recognition, the valuation of trade, notes and finance lease receivables, inventories, goodwill, intangible assets, other long-lived assets, legal contingencies, guarantee obligations and assumptions used in the calculation of income taxes, pension and post-retirement benefits and customer incentives, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors. Management monitors the economic conditions and other factors and will adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.
Management believes there have been no significant changes during the nine months ended September 30, 2012 to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

FORWARD-LOOKING STATEMENT DISCLOSURE
In this quarterly report on Form 10-Q, statements that are not reported financial results or other historical information are “forward-looking statements.” Forward-looking statements give current expectations or forecasts of future events and are not guarantees

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of September 30, 2012
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

•
global economic conditions, including any additional deterioration and disruption in the financial markets, including the bankruptcies, restructurings or consolidations of financial institutions, which could reduce our customer base and/or adversely affect our customers' ability to make capital expenditures, as well as adversely impact the availability and cost of credit;

•	acceptance of the Company's product and technology introductions in the marketplace;

•	the Company's ability to maintain effective internal controls;

•	changes in the Company's intention to repatriate cash and cash equivalents and short-term investments residing in international tax jurisdictions could negatively impact foreign and domestic taxes;

•	unanticipated litigation, claims or assessments, as well as the outcome/impact of any current/pending litigation, claims or assessments, including with respect to the Company's Brazilian tax dispute;

•	variations in consumer demand for financial self-service technologies, products and services;

•	potential security violations to the Company's information technology systems;

•
the investment performance of our pension plan assets, which could require us to increase our pension contributions, and significant changes in health care costs, including those that may result from government action;

•	the amount and timing of repurchases of the Company's common shares, if any;

•	the outcome of the Company's global FCPA review and any actions taken by government agencies in connection with the Company's self disclosure, including the pending DOJ and SEC investigations; and

•	the Company's ability to achieve benefits from its cost-reduction initiatives and other strategic changes, including its restructuring actions.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2012

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

DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the CEO and CFO as appropriate, to allow timely decisions regarding required disclosures.

In connection with the preparation of this quarterly report, management, under the supervision and with the participation of the CEO and CFO, conducted an evaluation of disclosure controls and procedures. Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2012.

A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness in our internal control over financial reporting as of September 30, 2012:

The Company concluded that controls pertaining to manufacturing and supply chain processes that could materially impact indirect tax incentives in its Brazilian subsidiary and roles and responsibilities within this Brazilian subsidiary pertaining to the operation of these controls, including reporting relationships for division tax and accounting associates to applicable corporate management with respect to the management of the indirect tax compliance program were not designed and/or operating effectively. Furthermore, controls designed to ensure adequate and effective communication by operational management to regional and corporate management were not operating effectively.

Because of the material weakness identified above, a reasonable possibility exists that a material misstatement in the Company's consolidated financial statements will not be prevented or detected on a timely basis.

Remediation of Material Weakness
To address the material weakness discussed above, management will complete an evaluation to facilitate development of detailed remediation plans pertaining to: (a) design and operating effectiveness of control procedures pertaining to manufacturing and supply chain processes that could materially impact indirect tax incentives in its Brazilian subsidiary; (b) roles and responsibilities within its Brazilian subsidiary, including the reporting structure, with respect to the indirect tax compliance program; and (c) communication by operational management to regional and corporate management.

Changes in Internal Control over Financial Reporting
Other than the material weakness discussed above, there were no changes in the Company's internal control over financial reporting that occurred during the Company's third fiscal quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS
(dollars in thousands)
At September 30, 2012, the Company was a party to several lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the Company’s condensed consolidated financial statements would not be materially affected by the outcome of those legal proceedings, commitments, or asserted claims.
In addition to the routine legal proceedings noted above, the Company was a party to the legal proceedings and lawsuit described below at September 30, 2012:
Brazilian Federal Tax Assessment
In August 2012, one of the Company's Brazilian subsidiaries was notified of a tax assessment of approximately $133,000, including penalties and interest, regarding certain Brazilian federal indirect taxes (Industrialized Products Tax, Import Tax, Programa de Integração Social and Contribution to Social Security Financing) for 2008 and 2009. The assessment alleges improper importation of certain components into the country's free trade zone that would nullify certain indirect tax incentives. On September 10, 2012, the Company filed its administrative defenses with the tax authorities. This proceeding is currently pending an administrative level decision, which could negatively impact Brazilian federal indirect taxes in other years that remain open under statute. It is reasonably possible that the Company could be required to pay taxes, penalties and interest related to this matter, which could be material to the Company's consolidated financial statements.

Securities Action
On June 30, 2010, a shareholder filed a putative class action complaint in the United States District Court for the Northern District of Ohio alleging violations of the federal securities laws against the Company, certain current and former officers, and the Company’s independent auditors (Louisiana Municipal Police Employees Retirement System v. KPMG et al., No. 10-CV-1461). The complaint seeks unspecified compensatory damages on behalf of a class of persons who purchased the Company’s stock between June 30, 2005 and January 15, 2008 and fees and expenses related to the lawsuit. The complaint generally relates to the matters set forth in the court documents filed by the SEC in June 2010 finalizing the settlement of civil charges stemming from the investigation of the Company conducted by the Division of Enforcement of the SEC.

Management believes any possible loss or range of loss associated with the Brazilian federal tax assessment and putative federal securities class action cannot be estimated.

Global Foreign Corrupt Practices Act (FCPA) Review
During the second quarter of 2010, while conducting due diligence in connection with a potential acquisition in Russia, the Company identified certain transactions and payments by its subsidiary in Russia (primarily during 2005 to 2008) that potentially implicate the FCPA, particularly the books and records provisions of the FCPA. As a result, the Company conducted a global internal review and collected information related to its global FCPA compliance. In the fourth quarter of 2010, the Company identified certain transactions within its Asia Pacific operation that occurred over the past several years that may also potentially implicate the FCPA. The Company continues to monitor its ongoing global compliance with the FCPA.

The Company has voluntarily self-reported its findings to the SEC and the U.S. Department of Justice (DOJ) and is cooperating with these agencies in their review. The Company was previously informed that the SEC's inquiry had been converted to a formal, non-public investigation. The Company also received a subpoena for documents from the SEC and a voluntary request for documents from the DOJ in connection with the investigation. Because the SEC and DOJ investigations are ongoing, there can be no assurance that their review will not find evidence of additional transactions that potentially implicate the FCPA. The Company is continuing its discussions with the government toward a resolution to this matter. At this time, the Company cannot predict the results of the government investigations, and it is reasonably possible that the resolution of these matters with the SEC and the DOJ could result in changes in management's estimates of losses, which could be material to the Company’s consolidated financial statements.

ITEM 1A: RISK FACTORS
Refer to the Company’s annual report on Form 10-K for the year ended December 31, 2011.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2012

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Information concerning the Company’s share repurchases made during the third quarter of 2012:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
July	1,589	$36.99	—	2,426,177
August	1,109	33.31	—	2,426,177
September	2,520	33.46	—	2,426,177
Total	5,218	34.50	—

(1)	All shares were surrendered or deemed surrendered to the Company in connection with the Company’s share-based compensation plans.

(2)
The total number of shares repurchased as part of the publicly announced share repurchase plan since its inception was 13,450,772 as of September 30, 2012. The plan was approved by the Board of Directors in 1997. The Company may purchase shares from time to time in open market purchases or privately negotiated transactions. The Company may make all or part of the purchases pursuant to accelerated share repurchases or Rule 10b5-1 plans. The plan has no expiration date. The following table provides a summary of Board of Directors approvals to repurchase the Company’s outstanding common shares:

Total Number of Shares Approved for Repurchase
1997	2,000,000
2004	2,000,000
2005	6,000,000
2007	2,000,000
2011	1,876,949
2012	2,000,000
15,876,949

ITEM 3: DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4: MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5: OTHER INFORMATION
None.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2012

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
FORM 10-Q as of September 30, 2012

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIEBOLD, INCORPORATED

Date: November 09, 2012	By:	/s/ Thomas W. Swidarski
Thomas W. Swidarski
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 09, 2012	By:	/s/ Bradley C. Richardson
Bradley C. Richardson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2012

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