Form 10-K
period 2012-12-31
DIEBOLD INC
filed 2013-02-15
CIK 28823

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Approximate aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2012, based upon the closing price on the New York Stock Exchange on June 30, 2012, was $2,322,293,045.

Number of shares of common stock outstanding as of February 8, 2013 was 63,249,000.

DOCUMENTS INCORPORATED BY REFERENCE
Listed hereunder are the documents, portions of which are incorporated by reference, and the parts of this Form 10-K into which such portions are incorporated:
Diebold, Incorporated Proxy Statement for 2013 Annual Meeting of Shareholders to be held on April 25, 2013, portions of which are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1: BUSINESS
(dollars in thousands)

GENERAL
Diebold, Incorporated (collectively with its subsidiaries, the Company) was incorporated under the laws of the state of Ohio in August 1876, succeeding a proprietorship established in 1859.

The Company is a global leader in providing integrated software-led services and self-service delivery and security systems to primarily the financial, commercial, government and retail markets. The Company’s vision is to be recognized as the essential partner in creating and implementing ideas that optimize convenience, efficiency and security. This vision is the guiding principle behind the Company’s transformation to becoming a more software-led services company. Services comprise more than 50 percent of the Company’s revenue. The Company expects that this percentage will continue to grow over time as the Company continues to build on its strong base of maintenance and advanced services to deliver world-class integrated services. Sales of systems and equipment are made directly to customers by the Company’s sales personnel, manufacturers’ representatives and distributors globally. The sales and support organizations work closely with customers and their consultants to analyze and fulfill the customers’ needs.

SERVICE AND PRODUCT SOLUTIONS
The Company has two core lines of business: Self-Service Solutions and Security Solutions, which the Company integrates based on its customers’ needs. Financial information for the service and product solutions can be found in note 19 to the consolidated financial statements, which is contained in Item 8 of this annual report on Form 10-K.

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

Self-Service Support and Managed Services
From analysis and consulting to monitoring and repair, the Company provides value and support to its customers every step of the way. Services include installation and ongoing maintenance of our products, OpteView® remote services, availability management, branch transformation and distribution channel consulting. Additionally, service revenue includes services and parts the Company provides on a billed-work basis that are not covered by warranty or service contract. The Company also provides outsourced and managed services including remote monitoring, troubleshooting for self-service customers, transaction processing, currency management, maintenance services and full support via person to person or online communication.

Self-Service Products
The Company offers a wide variety of self-service solutions. Self-service products comprise a full range of ATMs and teller automation, including deposit automation technology such as check-cashing machines, bulk cash recyclers and bulk check deposit.

Self-Service Software
The Company offers software solutions consisting of multiple applications that process events and transactions. These solutions are delivered on the appropriate platform, allowing the Company to meet customer requirements while adding new functionality in a cost-effective manner.

Security Solutions
From the safes and vaults that the Company first manufactured in 1859 to the full range of advanced electronic security offerings it provides today, the Company’s integrated security solutions contain best-in-class products and award-winning services for its customers’ unique needs. The Company provides its customers with the latest technological advances to better protect their assets, improve their workflow and increase their return on investment. These solutions are backed with experienced sales, installation and service teams. The Company is a leader in providing physical and electronic security systems as well as assisted transactions, providing total security systems solutions to financial, retail, commercial and government markets.

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

Monitoring and Services
The Company provides security monitoring solutions including fire, managed access control, energy management and remote video management and storage, as well as logical security.

Integrated Solutions
The Company provides end-to-end outsourcing solutions with a single point of contact to help customers maximize their self-service channel by incorporating new technology, meeting compliance and regulatory mandates, protecting their institutions, and reducing costs, all while ensuring a high level of service for their customers. Each unique solution may include hardware, software, services or a combination of all three components. The Company provides value to its customers by offering a comprehensive array of hardware-agnostic integrated services and support. The Company’s service organization provides strategic analysis and planning of new systems, systems integration, architectural engineering, consulting and project management that encompass all facets of a successful financial self-service implementation. The Company also provides design, products, service, installation, project management and monitoring of electronic security products to financial, government, retail and commercial customers.

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

The Company carries working capital mainly related to trade receivables and inventories. Inventories generally are only manufactured or purchased as orders are received from customers. The Company’s normal and customary payment terms generally range from net 30 to 90 days from date of invoice. The Company generally does not offer extended payment terms. The Company also provides financing arrangements to customers that are largely classified and accounted for as sales-type leases. As of December 31, 2012, the Company’s net investment in finance lease receivables was $77,656.

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

Sales to customers outside the United States in relation to total consolidated net sales were $1,458,019 or 48.7 percent in 2012, $1,494,681 or 52.7 percent in 2011 and $1,560,879 or 55.3 percent in 2010.

Property, plant and equipment, at cost, located in the United States totaled $468,575, $455,814 and $454,666 as of December 31, 2012, 2011 and 2010, respectively, and property, plant and equipment, at cost, located outside the United States totaled $193,335, $186,442 and $191,569 as of December 31, 2012, 2011 and 2010, respectively.

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

COMPETITION
The Company participates in many highly competitive businesses with some services and products in competition directly with similar services and products and others with alternative products that have similar uses or produce similar results. The Company distinguishes itself by providing unique value with a wide range of software-led services tailored to meet customers' needs. The Company believes, based upon outside independent industry surveys, that it is a leading service provider for and manufacturer of financial self-service systems in the United States and is also a market leader internationally. In the area of automated transaction systems, the Company competes on a global basis primarily with NCR Corporation and Wincor-Nixdorf. On a regional basis, the Company competes with many other hardware and software companies such as GRG Banking Equipment Co., Ltd. and Nautilus Hyosung in Asia Pacific and Itautec and Perto in Latin America. In the security service and product markets, the Company competes with national, regional and local security companies. Of these competitors, some compete in only one or two product lines, while others sell a broad spectrum of security services and products. The unavailability of comparative sales information and the large variety of individual services and products make it difficult to give reasonable estimates of the Company's competitive ranking in or share of the security market within the financial services, retail, commercial and government sectors. However, the Company is a uniquely positioned security service and solution provider to global, national, regional and local financial, commercial and industrial customers.  The Company also has a strong position in North America and in global markets as a premier security service provider that offers a full portfolio of security monitoring and managed services, as well as a full spectrum of systems integration and enterprise level capabilities.

The Company provides elections systems product solutions and support to the Brazilian government. Competition in this market is limited and based upon technology pre-qualification demonstrations to the government. Due to the technology investment required in elections systems, barriers to entry in this market are high.

RESEARCH, DEVELOPMENT AND ENGINEERING
Customer demand for self-service and security technologies is growing. In order to meet this demand, the Company is focused on delivering innovation to its customers by continuing to invest in technology solutions that enable customers to reduce costs and improve efficiency. Expenditures for research, development and engineering initiatives were $85,881, $78,108 and $74,225 in 2012, 2011 and 2010, respectively. In 2012, the Company introduced the first concept ATM in the world to utilize 4G technology. In collaboration with Verizon, operator of the largest 4G network in the United States, Diebold integrated 4G LTE technology to create a new, additional channel for communication to and from the ATM. Traditionally, the ATM has communicated only with the financial institution or the transaction processor. With the addition of the 4G LTE channel, the ATM also has the potential to communicate directly with third parties, such as service providers or monitoring centers, which would potentially allow for increased efficiencies, enhanced security and improved customer service at the ATM.

PATENTS, TRADEMARKS, LICENSES
The Company owns patents, trademarks and licenses relating to certain products in the United States and internationally. While the Company regards these as items of importance, it does not deem its business as a whole, or any industry segment, to be materially dependent upon any one item or group of items.

ENVIRONMENTAL
Compliance with federal, state and local environmental protection laws during 2012 had no material effect upon the Company’s business, financial condition or results of operations.

EMPLOYEES
At December 31, 2012, the Company employed 16,751 associates globally. The Company’s service staff is one of the financial industry’s largest, with professionals in more than 600 locations and representation in nearly 90 countries worldwide.

EXECUTIVE OFFICERS
Refer to Part III, Item 10 of this annual report on Form 10-K for information on the Company's executive officers, which is incorporated herein by reference.

AVAILABLE INFORMATION
The Company uses its Investor Relations web site, www.diebold.com/investors, as a channel for routine distribution of important information, including news releases, analyst presentations and financial information. The Company posts filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the U.S. Securities and Exchange Commission (SEC), including its annual, quarterly, and current reports on Forms 10-K, 10-Q, and 8-K; its proxy statements; and any amendments to those reports or statements. All such postings and filings are available on the Company’s Investor Relations web site free of charge. In addition, this web site allows investors and other interested persons to sign up to automatically receive e-mail alerts when the Company posts news releases and financial information on its web site. Investors and other interested persons can also follow the Company on Twitter at http://twitter.com/dieboldinc. The SEC also maintains a web site, www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The content on any web site referred to in this annual report on Form 10-K is not incorporated by reference into this annual report unless expressly noted.

ITEM 1A: RISK FACTORS
(dollars in thousands)

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

Demand for and supply of our services and products may be adversely affected by numerous factors, some of which we cannot predict or control. This could adversely affect our operating results.
Numerous factors may affect the demand for and supply of our services and products, including:

•	changes in the market acceptance of our services and products;

•	customer and competitor consolidation;

•	changes in customer preferences;

•	declines in general economic conditions;

•	changes in environmental regulations that would limit our ability to service and sell products in specific markets;

•
macro-economic factors affecting banks, credit unions and other financial institutions may lead to cost-cutting efforts by customers, which could cause us to lose current or potential customers or achieve less revenue per customer; and

•	availability of purchased products.

If any of these factors occur, the demand for and supply of our services and products could suffer, and this would adversely affect our results of operations.

Increased energy and raw material costs could reduce our income.
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

The primary raw materials in our financial self-service, security and election systems product solutions are steel, plastics and electronic parts and components. The majority of our raw materials are purchased from various local, regional and global suppliers pursuant to supply contracts. However, the price of these materials can fluctuate under these contracts in tandem with the pricing of raw materials.

Although we attempt to pass on higher energy and raw material costs to our customers, it is often not possible given the competitive markets in which we operate.

Our business may be affected by general economic conditions, cyclicality and uncertainty and could be adversely affected during economic downturns.

Demand for our services and products is affected by general economic conditions and the business conditions of the industries in which we sell our services and products. The business of most of our customers, particularly our financial institution customers, is, to varying degrees, cyclical and has historically experienced periodic downturns. Under difficult economic conditions, customers may seek to reduce discretionary spending by forgoing purchases of our services and products. This risk is magnified for capital goods purchases such as ATMs and physical security products. In addition, downturns in our customer’s industries, even during periods of strong general economic conditions, could adversely affect the demand for our services and products, and our sales and operating results.

In particular, economic difficulties in the U.S. credit markets and the global markets have led to an economic recession in some or all of the markets in which we operate. As a result of these difficulties and other factors, financial institutions have failed and may continue to fail resulting in a loss of current or potential customers, or deferred or canceled orders, including orders previously placed. Any customer deferrals or cancellations could materially affect our sales and operating results.

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
We have launched a number of cost-cutting initiatives, including restructuring initiatives, to improve operating efficiencies and reduce operating costs. Although we have achieved a substantial amount of annual cost savings associated with these cost-cutting initiatives, we may be unable to sustain the cost savings that we have achieved. In addition, if we are unable to achieve, or have any unexpected delays in achieving, additional cost savings, our results of operations and cash flow may be adversely affected. Even if we meet our goals as a result of these initiatives, we may not receive the expected financial benefits of these initiatives.

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

We expect that our competitors will continue to develop and introduce new and enhanced services and products. This could cause a decline in market acceptance of our services and products. In addition, our competitors could cause a reduction in the prices for some of our services and products as a result of intensified price competition. Also, we may be unable to effectively anticipate and react to new entrants in the marketplace competing with our services and products.

Competitive pressures can also result in the loss of major customers. An inability to compete successfully could have an adverse effect on our operating results, financial condition and cash flows in any given period.

Additional tax expense or additional tax exposures could affect our future profitability.
We are subject to income taxes in both the United States and various non-U.S. jurisdictions, and our domestic and international tax liabilities are dependent upon the distribution of income among these different jurisdictions. If we change our intention to repatriate cash and cash equivalents and short-term investments residing in international tax jurisdictions, there could be a negative impact on foreign and domestic taxes. Our tax expense includes estimates of additional tax that may be incurred for tax exposures and reflects various estimates and assumptions, including assessments of future earnings of the Company that could affect the valuation of our net deferred tax assets. Our future results could be adversely affected by changes in the effective tax rate as a result of a change in the mix of earnings in countries with differing statutory tax rates, changes in the overall profitability of the

Company, changes in tax legislation, changes in the valuation of deferred tax assets and liabilities, the results of audits and examinations of previously filed tax returns and continuing assessments of our income tax exposures.

Additionally, our future results could be adversely affected by the results of indirect tax audits and examinations, and continuing assessments of our indirect tax exposures. For example, in August 2012, one of our Brazilian subsidiaries was notified of a tax assessment of approximately $133,000, including penalties and interest, regarding certain Brazilian federal indirect taxes for 2008 and 2009. The assessment alleges improper importation of certain components into the country's free trade zone that would nullify certain indirect tax incentives. We have filed administrative defenses with the tax authorities and are awaiting an administrative level decision that could negatively impact Brazilian federal indirect taxes in other years that remain open under statute. It is reasonably possible that we could be required to pay taxes, penalties and interest related to this matter, which could be material to our consolidated financial statements.

In international markets, we compete with local service providers that may have competitive advantages.
In a number of international markets, especially those in Asia Pacific and Latin America, we face substantial competition from local service providers that offer competing services and products. Some of these companies may have a dominant market share in their territories and may be owned by local stakeholders. This could give them a competitive advantage. Local providers of competing services and products may also have a substantial advantage in attracting customers in their country due to more established branding in that country, greater knowledge with respect to the tastes and preferences of customers residing in that country and/or their focus on a single market. Further, the local providers may have greater regulatory and operational flexibility since we are subject to both U.S. and foreign regulatory requirements.

Because our operations are conducted worldwide, they are affected by risks of doing business abroad.
We generate a significant percentage of revenue from operations conducted outside the United States. Revenue from international operations amounted to approximately 48.7 percent in 2012, 52.7 percent in 2011 and 55.3 percent in 2010 of total revenue during these respective years.

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

Any of these events could have an adverse effect on our international operations by reducing the demand for our services and products or decreasing the prices at which we can sell our services and products, thereby adversely affecting our financial condition or operating results. We may not be able to continue to operate in compliance with applicable customs, currency exchange control regulations, transfer pricing regulations or any other laws or regulations to which we may be subject. In addition, these laws or regulations may be modified in the future, and we may not be able to operate in compliance with those modifications.

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
We continually look to expand our services and products into international markets. We have currently developed, through joint ventures, strategic investments, subsidiaries and branch offices, service and product offerings in over 90 countries outside of the United States. As we expand into new international markets, we will have only limited experience in marketing and operating services and products in such markets. In other instances, we may rely on the efforts and abilities of foreign business partners in such markets. Certain international markets may be slower than domestic markets in adopting our services and products, and our operations in international markets may not develop at a rate that supports our level of investment.

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

Integration issues are complex, time-consuming and expensive and, without proper planning and implementation, could significantly disrupt our business. The challenges involved in integration include:

•	combining service and product offerings and entering into new markets in which we are not experienced;

•
convincing customers and distributors that the transaction will not diminish client service standards or business focus, preventing customers and distributors from deferring purchasing decisions or switching to other suppliers or service providers(which could result in additional obligations to address customer uncertainty), and coordinating service, sales, marketing and distribution efforts;

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

•
coordinating and combining administrative, service, manufacturing, research and development and other operations, subsidiaries, facilities and relationships with third parties in accordance with local laws and other obligations while maintaining adequate standards, controls and procedures; and

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

As of December 31, 2012, we had $272,951 of goodwill. We assess all existing goodwill at least annually for impairment on a “reporting unit” basis. The Company’s five reporting units are defined as Domestic and Canada, Brazil, Latin America, Asia Pacific, and Europe, Middle East and Africa (EMEA). The techniques used in our qualitative and quantitative assessment and goodwill impairment tests incorporate a number of estimates and assumptions that are subject to change; although we believe these estimates and assumptions are reasonable and reflect market conditions forecast at the assessment date. Any changes to these assumptions and estimates due to market conditions or otherwise may lead to an outcome where impairment charges would be required in future periods. In particular, the amount of goodwill in our Brazil reporting unit was $120,571 as of December 31, 2012, with excess fair value of approximately $113,348 or 22.0 percent when compared to its carrying amount. Because actual results may vary from our forecasts and such variations may be material and unfavorable, we may need to record future impairment charges with respect to the goodwill attributed to any reporting unit, which could adversely impact our results of operations.

System security risks and systems integration issues could disrupt our internal operations or services provided to customers, and any such disruption could adversely affect revenue, increase costs, and harm our reputation and stock price.
Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate our own confidential information or that of our customers, corrupt data, create system disruptions or cause shutdowns. A network security breach could be particularly harmful if it remained undetected for an extended period of time. Groups of hackers may also act in a coordinated manner to launch distributed denial of service attacks, or other coordinated attacks, that may cause service outages or other interruptions. We could incur significant expenses in addressing problems created by network security breaches, such as the expenses of deploying additional personnel, enhancing or implementing new protection measures, training employees or hiring consultants. Further, such corrective measures may later prove inadequate. Moreover, actual or perceived security vulnerabilities in our services and products could cause significant reputational harm, causing us to lose existing or potential customers. Reputational damage could also result in diminished investor confidence. Actual or perceived vulnerabilities may also lead to claims against us. Although our license agreements typically contain provisions that eliminate or limit our exposure to such liability, there is no assurance these provisions will withstand legal challenges. We could also incur significant expenses in connection with customers’ system failures.

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

We may not be able to generate sufficient cash flows to fund our operations and make adequate capital investments, or to pay dividends or continue dividend increases.
Our cash flows from operations depend primarily on sales and service margins. To develop new service and product technologies, support future growth, achieve operating efficiencies and maintain service and product quality, we must make significant capital investments in manufacturing technology, facilities and capital equipment, research and development, and service and product technology. In addition to cash provided from operations, we have from time to time utilized external sources of financing. Depending upon general market conditions or other factors, we may not be able to generate sufficient cash flows to fund our operations and make adequate capital investments, or to continue our trend of annual dividend increases or to continue to pay dividends at all, either in whole or in part. In addition, due to the recent economic downturn there has been a tightening of the credit markets, which may limit our ability to obtain alternative sources of cash to fund our operations.

New service and product developments may be unsuccessful.
We are constantly looking to develop new services and products that complement or leverage the underlying design or process technology of our traditional service and product offerings. We make significant investments in service and product technologies and anticipate expending significant resources for new software-led services and product development over the next several years. There can be no assurance that our service and product development efforts will be successful, that we will be able to cost effectively develop or manufacture these new services and products, that we will be able to successfully market these services and products or that margins generated from sales of these services and products will recover costs of development efforts.

An adverse determination that our services, products or manufacturing processes infringe the intellectual property rights of others could have a materially adverse effect on our business, operating results or financial condition.
As is common in any high technology industry, others have asserted from time to time, and may assert in the future, that our services, products or manufacturing processes infringe their intellectual property rights. A court determination that our services, products or manufacturing processes infringe the intellectual property rights of others could result in significant liability and/or require us to make material changes to our services, products and/or manufacturing processes. We are unable to predict the outcome of assertions of infringement made against us. Any of the foregoing could have a materially adverse effect on our business, operating results or financial condition.

Changes in laws or regulations or the manner of their interpretation or enforcement could adversely impact our financial performance and restrict our ability to operate our business or execute our strategies.
New laws or regulations, or changes in existing laws or regulations or the manner of their interpretation or enforcement, could increase our cost of doing business and restrict our ability to operate our business or execute our strategies. This includes, among other things, the possible taxation under U.S. law of certain income from foreign operations, compliance costs and enforcement under the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), and costs associated with complying with the Patient Protection and Affordable Care Act of 2010 and the regulations promulgated thereunder. For example, under Section 1502 of the Dodd-Frank Act, the SEC has adopted additional disclosure requirements related to the source of certain “conflict minerals” for issuers for which such “conflict minerals” are necessary to the functionality or product manufactured, or contracted to be manufactured, by that issuer. The metals covered by the rules include tin, tantalum, tungsten and gold, commonly referred to as “3TG.” Our suppliers may use some or all of these materials in their production processes. The SEC's rules require us to perform supply chain due diligence on every member of our supply chain, including the mine owner and operator. Global supply chains can have multiple layers, thus the costs of complying with these new requirements could be substantial. These new requirements may also reduce the number of suppliers who provide conflict free metals, and may affect our ability to obtain products in sufficient quantities or at competitive prices. Compliance costs and the unavailability of raw materials could have a material adverse effect on our results of operations.

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
The Company had previously reached an agreement in principle in 2009 with the staff of the SEC to settle civil charges stemming from the staff's enforcement inquiry.  We could incur substantial additional costs to defend and resolve third-party litigation or other governmental actions, investigations or proceedings arising out of, or related to, the completed investigations or the SEC settlement.  In addition, we could be exposed to enforcement or other actions with respect to these matters by the SEC's Division of Enforcement or the DOJ.  The diversion of resources to address issues arising out of any such third-party or governmental actions may harm our business, operating results and financial condition in the future.

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

Management identified control deficiencies during 2012 that constituted a material weakness. In August 2012, one of our Brazilian subsidiaries was notified of a tax assessment of approximately $133,000, including penalties and interest, regarding certain Brazilian federal indirect taxes for 2008 and 2009, alleging improper importation of certain components into the country's free trade zone that would nullify certain indirect tax incentives. After evaluating relevant controls, we concluded that controls pertaining to manufacturing and supply chain processes that could materially impact indirect tax incentives in the Brazilian subsidiary and roles and responsibilities within this Brazilian subsidiary pertaining to the operation of these controls were not designed and/or operating effectively, and controls designed to ensure adequate and effective communication by operational management to regional and corporate management were not operating effectively. In 2012, we have enhanced, and in 2013 will continue to enhance, our internal control over financial reporting. As of December 31, 2012, we had not remediated the material weakness. If we are not able to maintain the adequacy of our internal control over financial reporting, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business, financial condition and operating results could be harmed.

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

We can give no assurances that any additional material weaknesses will not arise in the future due to our failure to implement and maintain adequate internal control over financial reporting. In addition, although we have been successful historically in strengthening our controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or ensure the fair presentation of our financial statements included in our periodic reports filed with the SEC.

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

Based on current guidelines, assumptions and estimates, including investment returns and interest rates, we plan to make contributions of $3,343 to our pension plans in 2013. Changes in the current assumptions and estimates could result in contributions in years beyond 2013 that are greater than the projected 2013 contributions required. We cannot predict whether changing market or economic conditions, regulatory changes or other factors will further increase our pension expenses or funding obligations, diverting funds we would otherwise apply to other uses.

Our businesses are subject to inherent risks, some for which we maintain third-party insurance and some for which we self-insure. We may incur losses and be subject to liability claims that could have a material adverse effect on our financial condition, results of operations or cash flows.
We maintain insurance policies that provide limited coverage for some, but not all, of the potential risks and liabilities associated with our businesses. The policies are subject to deductibles and exclusions that result in our retention of a level of risk on a self-insurance basis. For some risks, we may not obtain insurance if we believe the cost of available insurance is excessive relative to the risks presented. As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially, and in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage. As a result, we may not be able to renew our existing insurance policies or procure other desirable insurance on commercially reasonable terms, if at all. Even where insurance coverage applies, insurers may contest their obligations to make payments. Our financial condition, results of operations and cash flows could be materially and adversely affected by losses and liabilities from un-insured or under-insured events, as well as by delays in the payment of insurance proceeds, or the failure by insurers to make payments. We also may incur costs and liabilities resulting from claims for damages to property or injury to persons arising from our operations.

Our assumptions used to determine our self-insurance liability could be wrong and materially impact our business.
We evaluate our self-insurance liability based on historical claims experience, demographic factors, severity factors and other actuarial assumptions. However, if future occurrences and claims differ from these assumptions and historical trends, our business, financial results and financial condition could be materially impacted by claims and other expenses.

We are currently subject to a purported shareholder class action, the unfavorable outcome of which might have a material adverse effect on our financial condition, operating results and cash flow.
A purported shareholder class action lawsuit has been filed against us and certain current former officers alleging violations of federal securities laws. Although we believe this lawsuit is without merit, and we intend to vigorously defend against the claim, we cannot determine with certainty the outcome or resolution of the claim or any future related claims, or the timing for their resolution. In addition to the expense and burden incurred in defending this litigation and any damages that we may suffer, management’s efforts and attention may be diverted from the ordinary business operations in order to address these claims. It is reasonably possible that the resolution of this shareholder class action lawsuit could be material to the Company's consolidated financial statements.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

The Company's corporate offices are located in North Canton, Ohio. The Company owns manufacturing facilities in Lynchburg, Virginia and Lexington, North Carolina. The Company also has manufacturing facilities in Belgium, Brazil, China, Hungary and India. The Company has selling, service and administrative offices in the following locations: throughout the United States, and in Australia, Austria, Barbados, Belgium, Belize, Bolivia, Brazil, Canada, Chile, China, Colombia, Costa Rica, Dominican Republic, Ecuador, El Salvador, France, Greece, Guatemala, Haiti, Honduras, Hong Kong, Hungary, India, Indonesia, Italy, Jamaica, Kazakhstan, Malaysia, Mexico, Namibia, Netherlands, Nicaragua, Panama, Paraguay, Peru, Philippines, Portugal, Poland, Russia, Singapore, South Africa, Spain, Switzerland, Taiwan, Thailand, Turkey, the United Arab Emirates, the United Kingdom, Uruguay, Venezuela and Vietnam. The Company leases a majority of the selling, service and administrative offices under operating lease agreements.

The Company considers that its properties are generally in good condition, are well maintained, and are generally suitable and adequate to carry on the Company's business.

ITEM 3: LEGAL PROCEEDINGS
(dollars in thousands)

At December 31, 2012, the Company was a party to several lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the Company's financial position or results of operations. In management's opinion, the Company's consolidated financial statements would not be materially affected by the outcome of those legal proceedings, commitments, or asserted claims.

In addition to the routine legal proceedings noted above the Company was a party to the lawsuits described below at December 31, 2012:

Brazilian Federal Indirect Tax Assessment
In August 2012, one of the Company's Brazilian subsidiaries was notified of a tax assessment of approximately $133,000, including penalties and interest, regarding certain Brazilian federal indirect taxes (Industrialized Products Tax, Import Tax, Programa de Integração Social and Contribution to Social Security Financing) for 2008 and 2009. The assessment alleges improper importation of certain components into the country's free trade zone that would nullify certain indirect tax incentives. On September 10, 2012, the Company filed its administrative defenses with the tax authorities. This proceeding is currently pending an administrative level decision, which could negatively impact Brazilian federal indirect taxes in other years that remain open under statute. It is reasonably possible that the Company could be required to pay taxes, penalties and interest related to this matter, which could be material to the Company's consolidated financial statements. Management believes that the possible range of loss associated with the Brazilian federal indirect tax assessment is $0 to $236,000.

Securities Action
On June 30, 2010, a shareholder filed a putative class action complaint in the United States District Court for the Northern District of Ohio alleging violations of the federal securities laws against the Company, certain current and former officers, and the Company's independent auditors (Louisiana Municipal Police Employees Retirement System v. KPMG et al., No. 10-CV-1461). The complaint seeks unspecified compensatory damages on behalf of a class of persons who purchased the Company's stock between June 30, 2005 and January 15, 2008 and fees and expenses related to the lawsuit. The complaint generally relates to the matters set forth in the court documents filed by the SEC in June 2010 finalizing the settlement of civil charges stemming from the investigation of the Company conducted by the Division of Enforcement of the SEC. It is reasonably possible that the resolution of this putative federal securities class action could be material to the Company's consolidated financial statements; however, management believes that any possible loss or range of loss cannot be estimated.

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

The Company has voluntarily self-reported its findings to the SEC and the U.S. Department of Justice (DOJ) and is cooperating with these agencies in their review. The Company was previously informed that the SEC's inquiry had been converted to a formal, non-public investigation. The Company also received a subpoena for documents from the SEC and a voluntary request for documents from the DOJ in connection with the investigation. Because the SEC and DOJ investigations are ongoing, there can be no assurance that their review will not find evidence of additional transactions that potentially implicate the FCPA. The Company is continuing its discussions with the government toward a resolution to this matter. At this time, the Company cannot predict the results of the government investigations, and it is reasonably possible that the resolution of these matters with the SEC and the DOJ could result in changes in management's estimates of losses, which could be material to the Company's consolidated financial statements.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common shares of the Company are listed on the New York Stock Exchange with a symbol of “DBD.” The price ranges of common shares of the Company for the periods indicated below are as follows:

	2012		2011		2010
	High	Low	High	Low	High	Low
1st Quarter	$40.38	$29.21	$36.35	$30.20	$32.23	$26.47
2nd Quarter	42.93	35.03	37.12	29.26	35.18	24.22
3rd Quarter	38.49	31.48	33.89	24.70	31.59	25.72
4th Quarter	34.33	27.66	33.59	25.83	33.29	29.79
Full Year	$42.93	$27.66	$37.12	$24.70	$35.18	$24.22

There were approximately 52,329 shareholders at December 31, 2012, which includes an estimated number of shareholders who have shares held in their accounts by banks, brokers, and trustees for benefit plans and the agent for the dividend reinvestment plan.

On the basis of amounts paid and declared, the annualized dividends per share were $1.14, $1.12 and $1.08 in 2012, 2011 and 2010, respectively.

Information concerning the Company’s share repurchases made during the fourth quarter of 2012:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
October	792	$32.56	—	2,426,177
November	11,611	30.21	—	2,426,177
December	—	—	—	2,426,177
Total	12,403	$30.36	—

(1)	All shares were surrendered or deemed surrendered to the Company in connection with the Company’s stock-based compensation plans.

(2)
The total number of shares repurchased as part of the publicly announced share repurchase plan was 13,450,772 as of December 31, 2012. The plan was approved by the Board of Directors in April 1997. The Company may purchase shares from time to time in open market purchases or privately negotiated transactions. The Company may make all or part of the purchases pursuant to accelerated share repurchases or Rule 10b5-1 plans. The plan has no expiration date. The following table provides a summary of Board of Director approvals to repurchase the Company's outstanding common shares:

Total Number of Shares Approved for Repurchase
1997	2,000,000
2004	2,000,000
2005	6,000,000
2007	2,000,000
2011	1,876,949
2012	2,000,000
15,876,949

PERFORMANCE GRAPH

The graph below compares the cumulative five-year total return to shareholders on Diebold, Inc.'s common stock relative to the cumulative total returns of the S&P 500 index, the S&P Midcap 400 index and two customized peer groups of twenty-five companies and twenty-four companies respectively, whose individual companies are listed in footnotes 1 and 2 below. The graph assumes that the value of the investment in our common stock, in each index, and in each of the peer groups (including reinvestment of dividends) was $100 on December 31, 2007 and tracks it through December 31, 2012.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Diebold, Inc., the S&P 500 Index, the S&P Midcap 400 Index, Old Peer Group, and New Peer Group

$140
$120
$100
$80
$60
$40
$20
$0
12/07
12/08
12/09
12/10
12/11
12/12
Diebold, Inc.
S&P 500
S&P Midcap 400
Old Peer Group
New Peer Group

* $100 invested on December 31, 2007 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

(1)
There are twenty-five companies included in the company's old customized peer group which are: Actuant Corp., Benchmark Electronics Inc., Brady Corp., Cooper Industries, Coinstar Inc., Dover Corp., Fidelity National Information Services, Fiserv Inc., Flowserve Corp., Global Payments Inc., Imation Corp., International Game Technology, Logitech International SA, Mastercard Inc., Mettler Toledo International Inc., NCR Corp., Pitney-Bowes Inc., Rockwell Automation Inc., Sensata Technologies Holding NV, SPX Corp., The Brinks Company, The Timken Company, Unisys Corp., Western Union Company (The) and Woodward Inc.

(2)
The twenty-four companies included in the company's new customized peer group are: Actuant Corp., Benchmark Electronics Inc., Brady Corp., Coinstar Inc., DTS Inc., Fidelity National Information Services, Fiserv Inc., Flowserve Corp., Global Payments Inc., Harris Corp., Imation Corp., International Game Technology, Lexmark International Inc., Logitech International SA, Mettler Toledo International Inc., NCR Corp., Pitney-Bowes Inc., Sensata Technologies Holding NV, SPX Corp., The Brinks Company, The Timken Company, Unisys Corp., Western Union Company (The) and Woodward Inc. This peer group originally included Cooper Industries, Limited, however, in November 2012, Cooper Industries was acquired by Eaton Corp. and, as such, was dropped from the peer group.

ITEM 6: SELECTED FINANCIAL DATA

The following table should be read in conjunction with “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II — Item 8 — Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in millions, except per share data)
Results of operations
Net sales	$2,992	$2,836	$2,824	$2,718	$3,082
Cost of sales	2,256	2,100	2,104	2,068	2,307
Gross profit	$736	$736	$720	$650	$775

Amounts attributable to Diebold, Incorporated
Income (loss) from continuing operations, net of tax	$82	$144	$(21)	$73	$108
(Loss) income from discontinued operations, net of tax	(3)	1	1	(47)	(19)
Net income (loss) attributable to Diebold, Incorporated	$78	$145	$(20)	$26	$89

Basic earnings per common share:
Income (loss) from continuing operations, net of tax	$1.29	$2.24	$(0.31)	$1.10	$1.63
(Loss) income from discontinued operations, net of tax	(0.05)	0.01	—	(0.71)	(0.29)
Net income (loss) attributable to Diebold, Incorporated	$1.24	$2.25	$(0.31)	$0.39	$1.34

Diluted earnings per common share:
Income (loss) from continuing operations, net of tax	$1.28	$2.23	$(0.31)	$1.09	$1.62
(Loss) income from discontinued operations, net of tax	(0.05)	0.01	—	(0.70)	(0.29)
Net income (loss) attributable to Diebold, Incorporated	$1.23	$2.24	$(0.31)	$0.39	$1.33

Number of weighted-average shares outstanding
Basic shares	63	64	66	66	66
Diluted shares	64	65	66	67	66

Dividends
Common dividends paid	$73	$73	$72	$69	$67
Common dividends paid per share	$1.14	$1.12	$1.08	$1.04	$1.00

Consolidated balance sheet data (as of period end)
Current assets	$1,815	$1,732	$1,714	$1,588	$1,614
Current liabilities	839	824	810	743	735
Net working capital	976	908	904	845	879
Property, plant and equipment, net	184	193	203	205	204
Total long-term liabilities	909	835	720	740	838
Total assets	2,593	2,517	2,520	2,555	2,538
Total equity	845	858	990	1,072	964

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2012
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
The Company achieved six percent revenue growth in 2012 as well as operating profitability in Europe, Middle East and Africa (EMEA) for the full year after completing extensive restructuring efforts in the region, which began in 2008. The Company is also taking appropriate actions and making the necessary investments to reduce its overall cost structure and improve its near-term delivery and execution. In addition, the Company is sharpening its focus on the execution of its core strategies in FSS and electronic security and making the appropriate investments to deliver growth within these areas. The Company's strategic focus remains sound and the growing backlog in Asia-Pacific and U.S. national accounts is encouraging. However, the Company maintains a cautious outlook for 2013 given a difficult year-over-year comparison and an uncertain environment in the U.S. regional bank space.  In addition, the timing and outcome of large orders pending in Brazil could have a significant impact on the Company's earnings in 2013.

Income from continuing operations attributable to Diebold, Incorporated, net of tax, for the year ended December 31, 2012 was $81,579 or $1.28 per share, a decrease of $62,713 or $0.95 per share, respectively, from the year ended December 31, 2011. Total revenue for the year ended December 31, 2012 was $2,991,693, an increase of $155,845 from the year ended December 31, 2011. Income (loss) from continuing operations attributable to Diebold, Incorporated, net of tax, for the year ended December 31, 2011 was $144,292 or $2.23 per share, an increase of $164,819 or $2.54 per share respectively, from the year ended December 31, 2010. In 2010, the Company incurred a non-cash goodwill impairment charge of $168,714 associated with the Company’s EMEA business. Total revenue for the year ended December 31, 2011 was $2,835,848, up slightly compared to 2010.

Vision and strategy
The Company’s vision is to be recognized as the essential partner in creating and implementing ideas that optimize convenience, efficiency and security. This vision is the guiding principle behind the Company’s transformation to becoming a more software and services focused company. Services comprise more than 50 percent of the Company’s revenue and this percentage is expected to continue to grow over time as the Company builds on its strong base of maintenance and advanced services to deliver world-class integrated services.

Several years ago, the Company launched its Diebold Integrated Services outsourcing business in North America. Initially the scale was small, generating about $5,000 in contract value in year one. In the ensuing years, it has achieved substantial growth in this business. During 2012, the Company signed new integrated services contracts totaling approximately $300,000. The Company also made appropriate investments within its services infrastructure in 2012 to support the sizable outsourcing business

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2012
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

secured in late 2011 from TD Bank Group, one of the largest financial institutions in North America, as well as the continued growth the Company expects in this space moving forward.

In addition to service and integrated services, another demand driver in the global ATM marketplace continued to be deposit automation. Among the largest U.S. national banks there has been extensive deployment of deposit automation-enabled terminals. Today, approximately 25 percent of ATMs globally are configured for automated deposits.
In its FSS business, during 2012, the Company's already strong solution set was further enhanced with the pilot of Concierge Video Services. The solution enables consumers with immediate access to bank call center representatives right at the ATM terminal for sales or bank account maintenance support. In addition to delivering a personal touch outside of regular business hours, Concierge Video Services ultimately assists financial institutions in maximizing operational efficiency, improving the consumer experience and enhancing the overall consumer relationship.

In its security business, the Company has an equal, if not greater, potential for a successful integrated services approach. Security challenges and the systems to address them have grown increasingly complex. That has created a greater appetite among financial institutions and commercial customers for outsourcing solutions, particularly in the areas of monitoring, services and software. Today the Company is bringing its expertise back into the financial sector and pursuing other areas, namely the commercial market, with a focused effort to secure large, complex and technologically demanding projects. The Company has customer-focused teams that possess the high levels of specialized expertise in logical and enterprise security required in this business. The Company is also leveraging best practices and some of the best talent to build the foundation for a new security outsourcing business.

Moving forward, the Company intends to create shareholder value by leveraging its growing advantage in software and services capabilities, taking advantage of key market opportunities around the world and further leveraging opportunities in the security business. To this extent, the Company made two strategic acquisitions in 2012, Altus in Turkey and GAS Tecnologia in Brazil. Altus, an industry-leading multi-vendor service provider in Turkey, will allow the Company to better capitalize on the growth opportunities provided by one of the fastest growing ATM markets in the world. GAS Tecnologia, a leading Internet banking, online payment and mobile banking security company in Brazil, adds a meaningful addition to the Company's security portfolio as the Company looks to build upon its expertise within this space and expand into other international markets. Many additional opportunities lie ahead, and the Company will continue to invest in developing new software, services and security solutions, particularly in emerging markets.

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

The Company is committed to making the strategic decisions that not only streamline operations, but also enhance its ability to serve its customers. The Company remains confident in its ability to continue to execute on cost-reduction initiatives, deliver solutions that help improve customers’ businesses and create shareholder value. During the years ended December 31, 2012, 2011 and 2010, the Company incurred pre-tax net restructuring charges of $15,241 or $0.17 per share, $26,182 or $0.32 per share and $4,183 or $0.05 per share, respectively. Restructuring charges in 2012 primarily related to the Company’s global realignment plan, including realignment of resources and certain international facilities to better support opportunities in target markets and leverage software-led services technology to support customers in efforts to optimize overall operational performance. Also , the Company's shared services plan in 2012 entailed expanding the global shared services center and transferred IT and financial services-related jobs residing in other geographies to India. Restructuring charges in 2011 primarily related to the Company’s EMEA reorganization plan, which realigns resources and further leverages the existing shared services center. Restructuring charges in 2010 were primarily related to reduction in the Company’s global workforce.

Other charges consist of items that the Company has determined are non-routine in nature and are not expected to recur in future operations. Net non-routine expenses of $42,328 or $0.45 per share impacted the year ended December 31, 2012 compared to $14,981 or $0.16 per share and $16,234 or $0.21 per share in the same period of 2011 and 2010, respectively. Net non-routine expenses for 2012 primarily related to the FCPA investigation, including $16,750 within miscellaneous, net of estimated pre-tax losses related to the potential outcome of this matter and $21,907 within selling and administrative expense of pre-tax non-routine

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2012
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

expenses related to early pension buy-out payments made to certain deferred terminated vested participants. Net non-routine expenses for 2011 consisted primarily of legal and compliance costs related to the FCPA investigation and were recorded in selling and administrative expense and miscellaneous, net. Net non-routine expenses for 2010 consisted primarily of a settlement and legal fees related to a previously disclosed employment class-action lawsuit as well as legal and compliance costs related to the FCPA investigation.

Business Drivers
The business drivers of the Company’s future performance include, but are not limited to:

•	demand for new service offerings, including software-led services and integrated services (i.e. outsourcing);

•	demand for security products and services for the financial, commercial, retail and government sectors;

•	demand for products and solutions related to bank branch transformation opportunities;

•	timing of self-service equipment upgrades and/or replacement cycles, including deposit automation in mature markets such as the United States; and

•	high levels of deployment growth for new self-service products in emerging markets, such as Asia Pacific.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2012
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

The table below presents the changes in comparative financial data for the years ended December 31, 2012, 2011 and 2010. Comments on significant year-to-year fluctuations follow the table. The following discussion should be read in conjunction with the consolidated financial statements and the accompanying notes that appear elsewhere in this annual report on Form 10-K.

	Year ended December 31,
	2012			2011			2010
		% of Net Sales	% Change		% of Net Sales	% Change		% of Net Sales
Net sales
Services	$1,626,521	54.4	4.8	$1,552,358	54.7	3.9	$1,493,425	52.9
Products	1,365,172	45.6	6.4	1,283,490	45.3	(3.5)	1,330,368	47.1
	2,991,693	100.0	5.5	2,835,848	100.0	0.4	2,823,793	100.0
Cost of sales
Services	1,215,673	40.6	6.8	1,138,213	40.1	3.4	1,100,305	39.0
Products	1,039,867	34.8	8.1	961,706	33.9	(4.2)	1,003,923	35.6
	2,255,540	75.4	7.4	2,099,919	74.0	(0.2)	2,104,228	74.5
Gross profit	736,153	24.6	—	735,929	26.0	2.3	719,565	25.5
Selling and administrative expense	510,979	17.1	2.0	501,186	17.7	6.0	472,956	16.7
Research, development and engineering expense	85,881	2.9	10.0	78,108	2.8	5.2	74,225	2.6
Impairment of assets	15,783	0.5	N/M	2,962	0.1	N/M	175,849	6.2
Gain on sale of assets, net	(1,202)	—	(37.4)	(1,921)	(0.1)	15.5	(1,663)	(0.1)
	611,441	20.4	5.4	580,335	20.5	(19.6)	721,367	25.5
Operating profit (loss)	124,712	4.2	(19.8)	155,594	5.5	N/M	(1,802)	(0.1)
Other (expense) income, net	(7,286)	(0.2)	N/M	8,798	0.3	N/M	(595)	—
Income (loss) from continuing operations before taxes	117,426	3.9	(28.6)	164,392	5.8	N/M	(2,397)	(0.1)
Taxes on income	29,905	1.0	133.4	12,815	0.5	(12.0)	14,561	0.5
Income (loss) from continuing operations	87,521	2.9	(42.3)	151,577	5.3	N/M	(16,958)	(0.6)
(Loss) income from discontinued operations, net of tax	(3,125)	(0.1)	N/M	523	—	90.2	275	—
Net income (loss)	84,396	2.8	(44.5)	152,100	5.4	N/M	(16,683)	(0.6)
Net income attributable to noncontrolling interests	5,942	0.2	(18.4)	7,285	0.3	104.1	3,569	0.1
Net income (loss) attributable to Diebold, Incorporated	$78,454	2.6	(45.8)	$144,815	5.1	N/M	$(20,252)	(0.7)

Amounts attributable to Diebold, Incorporated
Income (loss) from continuing operations, net of tax	$81,579	2.7		$144,292	5.1		$(20,527)	(0.7)
(Loss) income from discontinued operations, net of tax	(3,125)	(0.1)		523	—		275	—
Net income (loss) attributable to Diebold, Incorporated	$78,454	2.6		$144,815	5.1		$(20,252)	(0.7)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2012
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

RESULTS OF OPERATIONS
2012 comparison with 2011
Net Sales
The following table represents information regarding our net sales for the years ended December 31:

	2012	2011	$ Change	% Change
Net sales	$2,991,693	$2,835,848	$155,845	5.5

FSS sales in 2012 improved $174,356 or 8.2 percent compared to 2011. The increase in FSS sales included a net unfavorable currency impact of $85,545 or 4.5 percent, of which approximately 56 percent related to the Brazilian real. The following division highlights include the impact of foreign currency. DNA sales increased $181,576 or 20.9 percent as a result of significant growth within the U.S. regional and national bank business influenced by the Americans with Disabilities Act compliance and a focus on deposit automation technology. With the expiration of the Americans with Disabilities Act compliance deadline, the rate of growth in regional sales has slowed and led to a higher concentration of national bank sales. DI sales decreased by $7,220 or 0.6 percent related to the following: EMEA decreased $20,085 or 5.8 percent; Latin America, including Brazil, increased $9,228 or 1.8 percent; and Asia Pacific increased $3,637 or 0.9 percent. The decrease in EMEA was driven by an unfavorable currency impact, particularly the euro and rand, partially offset with growth in South Africa compared to the prior year. The increase in Latin America, including Brazil, was influenced by higher volume across most of the geographies despite the currency headwinds related to the Brazilian real. The improvement in Asia Pacific was driven by higher volume in Thailand, partially offset by an unfavorable currency impact associated mostly with the Indian rupee.
Security solutions sales in 2012 increased by $18,135 or 3.0 percent compared to 2011. DNA increased $3,938 or 0.7 percent compared to the prior year combined with improvement in DI of $14,197 or 20.4 percent. The DNA variance was driven from an increase in infrastructure projects for government agency and commercial customers, partially offset by lower volume with financial customers compared to the prior year. The DI variance was a result of higher volume in Latin America, mostly in Colombia and Chile, combined with an increase in Asia Pacific related to growth in India that was partially offset by lower volume in Australia.
The Brazilian-based election and lottery systems sales in 2012 decreased by $36,646 or 39.5 percent compared to 2011, inclusive of a $13,608 net unfavorable currency impact. The decrease was driven by a $46,116 reduction in election system sales primarily due to lower volume, partially offset with an increase in lottery unit sales compared to 2011.

Gross Profit
The following table represents information regarding our gross profit for the years ended December 31:

	2012	2011	$ Change	% Change
Gross profit - services	$410,848	$414,145	$(3,297)	(0.8)
Gross profit - products	325,305	321,784	3,521	1.1
Total gross profit	$736,153	$735,929	$224	—

Gross margin - services	25.3%	26.7%
Gross margin - products	23.8%	25.1%
Total gross margin	24.6%	26.0%

The decrease in service gross margin for 2012 compared to 2011 was driven by DNA and Latin America, including Brazil, partially offset with improvement in EMEA. In DNA, service margin was down compared to the prior year due to the increased competitive environment and associated pricing impact coupled with higher compensation and benefits, scrap, and insurance charges. The decrease in Latin America, including Brazil, was driven by an increase in warranty expense combined with higher restructuring charges in 2012. In EMEA, service margin improved as fewer net restructuring charges were incurred in 2012 related to the EMEA reorganization paired with a favorable customer mix. Total service gross margin for 2012 included $6,226 of net restructuring charges compared to $10,678 of net restructuring charges in 2011.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2012
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

The decrease in product gross margin was driven by product and customer mix differences in Latin America, including Brazil, as well as continued pricing pressure in the Asia Pacific region. Partially offsetting these decreases, DNA product revenue was significantly higher in 2012, which caused a favorable shift in revenue mix between DNA and DI that improved product gross margin. Total product gross margin for 2012 included $1,849 of net restructuring accrual benefits compared to $3,905 of net restructuring charges in 2011 related mainly to the EMEA reorganization.

Operating Expenses
The following table represents information regarding our operating expenses for the years ended December 31:

	2012	2011	$ Change	% Change
Selling and administrative expense	$510,979	$501,186	$9,793	2.0
Research, development and engineering expense	85,881	78,108	7,773	10.0
Impairment of assets	15,783	2,962	12,821	N/M
Gain on sale of assets, net	(1,202)	(1,921)	719	(37.4)
Total operating expenses	$611,441	$580,335	$31,106	5.4

Selling and administrative expense increased $9,793 or 2.0 percent in 2012 compared to 2011. The increase was due to higher non-routine expenses, compensation and benefits increase, and legal expenses, partially offset by a favorable currency impact of $13,848 and lower restructuring charges. Selling and administrative expense in 2012 and 2011 included non-routine expenses of $24,792 and $13,230, respectively. The majority of non-routine expenses in 2012 were related to early pension buy-out payments made to certain deferred terminated vested participants while most of the non-routine expenses in 2011 pertained to legal, consultative, and audit costs related to the global FCPA investigation. In addition, selling and administrative expense included $9,037 and $11,607 of restructuring charges in 2012 and 2011, respectively. The 2012 restructuring charges related to the Company's global realignment and global shared services plans. The 2011 restructuring charges related mainly to the EMEA reorganization.
Research, development and engineering expense as a percent of net sales in 2012 and 2011 were 2.9 percent and 2.8 percent, respectively and increased $7,773 year over year. The increase in operational spend was associated with key initiatives such as the development of next generation hardware and software platforms. Research, development and engineering expense also included higher restructuring charges associated with the Company's global realignment plan.
During the second quarter of 2012, the Company impaired previously capitalized software and software-related costs of $6,701 due to changes in the global ERP system implementation plan related to configuration and design. In the third quarter of 2012, the Company recorded an impairment of $7,930 related to its 50 percent ownership in Shanghai Diebold King Safe Company, Ltd. In the fourth quarter of 2012, the Company recorded an impairment of $1,012 related to the Company's decision to cancel the new corporate headquarters project. The impairment charge of $2,962 in 2011 resulted from a non-cash intangible asset impairment related to a prior acquisition.

Operating Profit
The following table represents information regarding our operating profit for the years ended December 31:

	2012	2011	$ Change	% Change
Operating profit	$124,712	$155,594	$(30,882)	(19.8)
Operating profit margin	4.2%	5.5%

The decrease in operating profit in 2012 compared to 2011 was influenced by a decrease in both service and product gross margins paired with the increase in operating expenses noted above. All of these items combined to produce a 1.3 percentage point decrease in operating profit margin in 2012 compared to 2011.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2012
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

Other Income (Expense)
The following table represents information regarding our other income (expense) for the years ended December 31:

	2012	2011	$ Change	% Change
Investment income	$37,593	$41,663	$(4,070)	(9.8)
Interest expense	(30,330)	(34,456)	(4,126)	(12.0)
Foreign exchange gain (loss), net	2,654	3,095	(441)	14.2
Miscellaneous, net	(17,203)	(1,504)	(15,699)	N/M
Other income (expense)	$(7,286)	$8,798	$(16,084)	N/M

Miscellaneous expense was unfavorable $15,699 driven primarily from non-routine expenses of $16,750 and $3,250 in 2012 and 2011, respectively. These non-routine expenses related to the Company's estimate of losses associated with the potential outcome of the FCPA investigation. Interest expense in 2012 was favorable compared to 2011 due to lower interest rates and favorable foreign exchange hedge activity. Investment income declined in 2012 from the influence of a net unfavorable currency impact in DI.

Income from Continuing Operations
The following table represents information regarding our income (loss) from continuing operations for the years ended December 31:

	2012	2011	$ Change	% Change
Income from continuing operations, net of tax	$87,521	$151,577	$(64,056)	42.3
Percent of net sales	2.9%	5.3%
Effective tax rate	25.5%	7.8%

The decrease in net income from continuing operations in 2012 compared to 2011 was driven by the reduction in operating profit margin, a decrease in other income, and the increase in the effective tax rate. The 17.7 percentage point increase in the effective tax rate was due to the 2011 benefit of valuation allowance released in Brazil, offset by 2012 net income in jurisdictions with a lower tax rate.

Segment Revenue and Operating Profit Summary
The following table represents information regarding our revenue by reporting segment for the years ended December 31:

	2012	2011	$ Change	% Change
DNA	$1,590,532	$1,405,018	$185,514	13.2
DI	1,401,161	1,430,830	(29,669)	(2.1)
Total net sales	$2,991,693	$2,835,848	$155,845	5.5

The increase in DNA net sales was driven by growth in the FSS business, particularly related to higher product volume in both the U.S. regional and national bank business. The higher FSS product volume influenced growth in service installations and software-led services. Partially offsetting these increases was a reduction in security product volume in the U.S. national bank business.

The decrease in DI net sales was influenced by a net unfavorable currency impact of $99,131, of which approximately 62 percent related to the Brazilian real. Operationally, DI realized higher FSS volumes in Latin America, including Brazil, Asia Pacific, and EMEA. In addition, Latin America generated a higher volume of security sales, particularly Colombia and Chile, while Brazil benefited from an increase in lottery unit sales in 2012 compared to 2011. These increases were partially offset with fewer election system sales in Brazil for 2012.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2012
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

The following table represents information regarding our operating profit by reporting segment for the years ended December 31:

	2012	2011	$ Change	% Change
DNA	$103,596	$123,033	$(19,437)	(15.8)
DI	21,116	32,561	(11,445)	(35.1)
Total operating profit	$124,712	$155,594	$(30,882)	(19.8)

DNA operating profit for 2012 decreased by $19,437 compared to 2011. The decrease was driven by a lower margin in traditional maintenance services related to competitive pricing and higher compensation and benefits, scrap, and insurance charges. Operating expenses were also higher in DNA related to an increase in non-routine expenses and restructuring charges, higher compensation and benefit costs, impairment charges, and research, development and engineering expense. These decreases were partially offset by higher FSS product volume in the U.S. regional bank business.
DI operating profit for 2012 decreased by $11,445 compared to 2011. The decrease was driven by customer and product mix differences in Latin America, including Brazil as well as fewer election system sales compared to the prior year. In addition, pricing pressures continued in the Asia Pacific region. Partially offsetting these decreases, EMEA benefited from fewer restructuring charges related to the 2011 reorganization combined with operational improvement related to customer and product mix. An improvement in operating expenses was realized across a mix of geographies, inclusive of a favorable currency impact and higher impairment charges.
Refer to note 19 to the consolidated financial statements for further details of segment revenue and operating profit.

2011 comparison with 2010
Net Sales
The following table represents information regarding our net sales for the years ended December 31:

	2011	2010	$ Change	% Change
Net sales	$2,835,848	$2,823,793	$12,055	0.4

FSS sales in 2011 increased by $91,156 or 4.5 percent compared to 2010. The increase in FSS sales included a net favorable currency impact of $45,972, of which approximately 50 percent related to the Brazilian real. The following division highlights include the impact of foreign currency. DNA increased $107,193 or 14.1 percent due to continued growth within the U.S. regional bank business with customer demand focused on meeting regulatory requirements and providing deposit automation technology. DI sales decreased by $16,037 or 1.2 percent related to the following: Latin America, including Brazil, decreased $58,343 or 10.0 percent, EMEA decreased $5,487 or 1.6 percent and Asia Pacific increased $47,793 or 13.6 percent. The decrease in Latin America, including Brazil, was driven mainly from lower volume in Brazil paired with improvement across most of Latin America. The decrease in EMEA was influenced by lower volumes in Europe, partially offset with growth in Africa. The increase in Asia Pacific resulted from additional volume in several countries most notably China and India.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2012
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

Gross Profit
The following table represents information regarding our gross profit for the years ended December 31:

	2011	2010	$ Change	% Change
Gross profit - services	414,145	393,120	21,025	5.3
Gross profit - products	321,784	326,445	(4,661)	(1.4)
Total gross profit	$735,929	$719,565	$16,364	2.3

Gross margin - services	26.7%	26.3%
Gross margin - products	25.1%	24.5%
Total gross margin	26.0%	25.5%

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2012
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

Operating (Loss) Profit
The following table represents information regarding our operating (loss) profit for the years ended December 31:

	2011	2010	$ Change	% Change
Operating profit (loss)	$155,594	$(1,802)	$157,396	N/M
Operating profit (loss) margin	5.5%	(0.1)%

The increase in operating profit in 2011 compared to 2010 resulted from a decrease in operating expenses mostly related to a reduction in impairment charges in EMEA, partially offset by an increase in other operating expenses noted above. In addition, operating profit increased due to improved product and service margins and an increased service revenue base.

Other Income (Expense)
The following table represents information regarding our other income (expense) for the years ended December 31:

	2011	2010	$ Change	% Change
Investment income	$41,663	$34,545	$7,118	20.6
Interest expense	(34,456)	(37,887)	(3,431)	(9.1)
Foreign exchange gain (loss), net	3,095	(1,301)	(4,396)	N/M
Miscellaneous, net	(1,504)	4,048	(5,552)	N/M
Other income (expense)	$8,798	$(595)	$9,393	N/M

Investment income in 2011 was favorable compared to 2010, driven primarily by Brazil, with a combination of increased investment and favorable currency impact. The improvement in foreign exchange was influenced by the realization of favorable currency positions. Interest expense was favorable compared to the same period in 2010 due to favorable interest rates and lower fees.

Income (Loss) from Continuing Operations
The following table represents information regarding our income from continuing operations for the years ended December 31:

	2011	2010	$ Change	% Change
Income (loss) from continuing operations, net of tax	151,577	(16,958)	168,535	N/M
Percent of net sales	5.3	(0.6)
Effective tax rate	7.8%	607.5%

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
AND RESULTS OF OPERATIONS as of December 31, 2012
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

The following table represents information regarding our operating profit (loss) by reporting segment for the years ended December 31:

	2011	2010	$ Change	% Change
DNA	123,033	81,022	42,011	51.9
DI	32,561	(82,824)	115,385	(139.3)
Total operating profit (loss)	155,594	(1,802)	157,396	N/M
DNA operating profit for 2011 increased by $42,011 or 51.9 percent compared to 2010. The increase was driven primarily by higher FSS product volume in the U.S. regional bank business, improvement in U.S. installation related to higher volume and cost efficiencies as well as a reduction in non-routine expenses. These increases were partially offset with an increase in operating expense related mostly to higher compensation and benefits as well as lower non-routine income.
DI operating profit for 2011 increased by $115,385 compared to 2010 primarily due to a non-cash goodwill impairment charge of $168,714 incurred in 2010 associated with the Company's EMEA business. Partially offsetting this improvement were lower FSS and election systems sales in Brazil, higher restructuring expenses related mostly to the EMEA reorganization and higher operational expenses across most geographies.
Refer to note 19 to the consolidated financial statements for further details of segment revenue and operating profit.
LIQUIDITY AND CAPITAL RESOURCES
Capital resources are obtained from income retained in the business, borrowings under the Company’s senior notes, committed and uncommitted credit facilities, long-term industrial revenue bonds and operating and capital leasing arrangements. Management expects that the Company’s capital resources will be sufficient to finance planned working capital needs, research and development activities, investments in facilities or equipment, pension contributions, the payment of dividends on the Company’s common shares and the purchase of the Company’s common shares for at least the next 12 months. At December 31, 2012, approximately $614,000 or 97 percent of the Company’s cash and cash equivalents and short-term investments reside in international tax jurisdictions. Repatriation of these funds could be negatively impacted by potential foreign and domestic taxes. Part of the Company’s growth strategy is to pursue strategic acquisitions. The Company has made acquisitions in the past and intends to make acquisitions in the future. The Company intends to finance any future acquisitions with either cash and short-term investments, cash provided from operations, borrowings under available credit facilities, proceeds from debt or equity offerings and/or the issuance of common shares.

The following table summarizes the results of our consolidated statement of cash flows for the years ended December 31:

Net cash flow provided by (used in):	2012	2011	2010
Operating activities	$135,508	$215,397	$273,353
Investing activities	(72,831)	(90,706)	(164,756)
Financing activities	(36,227)	(123,535)	(111,100)
Effect of exchange rate changes on cash and cash equivalents	8,422	4,106	2,735
Net increase in cash and cash equivalents	$34,872	$5,262	$232

During 2012, the Company generated $135,508 in cash from operating activities, a decrease of $79,889 from 2011. Cash flows from operating activities are generated primarily from operating income and managing the components of working capital. Cash flows from operating activities during the year ended December 31, 2012 compared to the year ended December 31, 2011, were negatively impacted by a $67,704 decrease in net income, as well as unfavorable changes in trade receivables, prepaid expenses, refundable income taxes, other current assets, accounts payable and deferred revenue. These changes were partially offset by favorable changes in inventories, deferred income taxes, pension and postretirement benefits and certain other assets and liabilities, including the sale of finance receivables.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2012
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

Net cash used in investing activities was $72,831 in 2012, a decrease of $17,875 from 2011. The decrease was primarily due to a $43,681 change in net investment security activity, a $8,309 decrease in other asset expenditures and a decrease of $5,011 in capital expenditures. These activities were partially offset by $28,292 paid for acquisitions in 2012 and a $6,086 decrease in collections on purchased finance receivables.
Net cash used in financing activities was $36,227 in 2012, a decrease of $87,308 from 2011. The decrease was primarily due to a decrease of common share repurchases of $108,363, an increase in the issuance of common shares related to share-based compensation activity of $12,636 and a decrease of $3,776 in distributions to noncontrolling interest holders. This was partially offset by a $39,566 increase in net borrowings.
Benefit Plans The Company expects to contribute $3,343 to its pension plans during the year ending December 31, 2013. Beyond 2013, minimum statutory funding requirements for the Company's U.S. pension plans may become significant. However, the actual amounts required to be contributed are dependent upon, among other things, interest rates, underlying asset returns and the impact of legislative or regulatory actions related to pension funding obligations. The Company has adopted a pension investment policy designed to achieve an adequate funded status based on expected benefit payouts and to establish an asset allocation that will meet or exceed the return assumption while maintaining a prudent level of risk. The plan's target asset allocation adjusts based on the plan's funded status. As the funded status improves or declines, the debt security target allocation will increase and decrease, respectively.
Payments due under the Company's other postretirement benefit plans are not required to be funded in advance, but are paid as medical costs are incurred by covered retirees, and are principally dependent upon the future cost of retiree medical benefits under these plans. We expect the other postretirement benefit plan payments to approximate $1,607 in 2013, net of a benefit of approximately $191 from the Medicare prescription subsidy. Refer to note 12 to the consolidated financial statements for further discussion of the Company's pension and other postretirement benefit plans.
Dividends The Company paid dividends of $72,830, $72,901 and $71,900 in the years ended December 31, 2012, 2011 and 2010, respectively. Annualized dividends per share were $1.14, $1.12 and $1.08 for the years ended December 31, 2012, 2011 and 2010, respectively. The quarterly 2013 cash dividend, which represents $1.15 per share on an annualized basis, marks the Company's 60th consecutive annual dividend increase.

Contractual Obligations The following table summarizes the Company’s approximate obligations and commitments to make future payments under contractual obligations as of December 31, 2012:

		Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Minimum operating lease obligations	$224,205	$41,932	$57,195	$35,659	$89,419
Debt	651,746	109,212	2,437	490,090	50,007
Interest on debt (1)	93,684	21,161	49,277	12,038	11,208
Purchase commitments	9,772	9,772	—	—	—
Total	$979,407	$182,077	$108,909	$537,787	$150,634

(1)	Amounts represent estimated contractual interest payments on outstanding long-term debt and notes payable. Rates in effect as of December 31, 2012 are used for variable rate debt.

At December 31, 2012, the Company also had uncertain tax positions of $13,178, for which there is a high degree of uncertainty as to the expected timing of payments (refer to note 4 to the consolidated financial statements).

As of December 31, 2012, the Company had various short-term uncommitted lines of credit with borrowing limits of $111,337. The weighted-average interest rate on outstanding borrowings on the short-term uncommitted lines of credit as of December 31, 2012 and 2011 was 2.81 percent and 4.23 percent, respectively. The decline in the weighted-average interest rate is attributable to the change in geographic mix of borrowings. Short-term uncommitted lines mature in less than one year. The amount available under the short-term uncommitted lines at December 31, 2012 was $77,421.

In June 2011, the Company entered into a five-year credit facility, which replaced its previous credit facility. As of December 31, 2012, the Company had borrowing limits under the credit facility totaling $500,000. Under the terms of the credit facility agreement,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2012
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

the Company has the ability, subject to various approvals, to increase the borrowing limits by $250,000. Up to $50,000 of the revolving credit facility is available under a swing line subfacility. The weighted-average interest rate on outstanding credit facility borrowings as of December 31, 2012 and 2011 was 1.33 percent and 1.49 percent, respectively, which is variable based on the London Interbank Offered Rate (LIBOR). The amount available under the credit facility as of December 31, 2012 was $200,000. The Company incurred $1,876 of fees related to its credit facility in 2011, which are amortized as a component of interest expense over the term of the facility.

In March 2006, the Company issued senior notes in an aggregate principal amount of $300,000 with a weighted-average fixed interest rate of 5.50 percent. The maturity dates of the senior notes are staggered, with $75,000, $175,000 and $50,000 becoming due in 2013, 2016 and 2018, respectively. As of December 31, 2012, although due within twelve months, $75,000 of the senior notes remain classified as long-term debt because of the Company's intent and ability to fund the repayment using amounts available under its credit facility. Additionally, the Company entered into a pre-issuance cash flow hedge to offset interest rate risk on $200,000 of the senior notes, which reduced the effective interest rate by 14 basis points from 5.50 to 5.36 percent.

The Company’s financing agreements contain various restrictive financial covenants, including net debt to capitalization and net interest coverage ratios. As of December 31, 2012, the Company was in compliance with the financial covenants in its debt agreements.

Off-Balance Sheet Arrangements The Company enters into various arrangements not recognized in the consolidated balance sheets that have or could have an effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources. The principal off-balance sheet arrangements that the Company enters into are guarantees and sales of finance receivables. The Company provides its global operations guarantees and standby letters of credit through various financial institutions to suppliers, regulatory agencies and insurance providers. If the Company is not able to make payment, the suppliers, regulatory agencies and insurance providers may draw on the pertinent bank. Refer to note 14 to the consolidated financial statements for further details of guarantees. The Company has sold finance receivables to financial institutions while continuing to service the receivables. The Company records these sales by removing finance receivables from the consolidated balance sheets and recording gains and losses in the consolidated statement of operations. Refer to note 6 to the consolidated financial statements for further details on finance lease receivables.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidated financial statements. The consolidated financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of the accompanying consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities and reported amounts of revenues and expenses. Such estimates include revenue recognition, the valuation of trade and financing receivables, inventories, goodwill, intangible assets, other long-lived assets, legal contingencies, guarantee obligations, and assumptions used in the calculation of income taxes, pension and postretirement benefits and customer incentives, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors. Management monitors the economic conditions and other factors and will adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.

The Company’s significant accounting policies are described in note 1 to the consolidated financial statements. Management believes that, of its significant accounting policies, its policies concerning revenue recognition, allowances for credit losses, inventory reserves, goodwill, taxes on income and pensions and postretirement benefits are the most critical because they are affected significantly by judgments, assumptions and estimates. Additional information regarding these policies is included below.

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
AND RESULTS OF OPERATIONS as of December 31, 2012
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

Allowances for Credit Losses The Company maintains allowances for potential credit losses, and such losses have been minimal and within management’s expectations. Since the Company’s receivable balance is concentrated primarily in the financial and government sectors, an economic downturn in these sectors could result in higher than expected credit losses. The concentration of credit risk in the Company’s trade receivables with respect to financial and government customers is largely mitigated by the
Company’s credit evaluation process and the geographical dispersion of sales transactions from a large number of individual customers.

Inventory Reserves At each reporting period, the Company identifies and writes down its excess and obsolete inventories to net realizable value based on usage forecasts, order volume and inventory aging. With the development of new products, the Company also rationalizes its product offerings and will write-down discontinued product to the lower of cost or net realizable value.

Goodwill Goodwill is the cost in excess of the net assets of acquired businesses (refer to note 10 to the consolidated financial statements). The Company tests all existing goodwill at least annually as of November 30 for impairment on a “reporting unit” basis. The Company tests for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the carrying value of a reporting unit below its reported amount. The Company’s reporting units are defined as Domestic and Canada, Brazil, Latin America, Asia Pacific, and Europe, Middle East and Africa (EMEA). Each year, the Company may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. In evaluating whether it is more likely than not the fair value of a reporting unit is less than its carrying amount, the Company considers the following events and circumstances, among others, if applicable: (a) macroeconomic conditions such as general economic conditions, limitations on accessing capital or other developments in equity and credit markets; (b) industry and market considerations such as competition, multiples or metrics and changes in the market for the Company's products and services or regulatory and political environments; (c) cost factors such as raw materials, labor or other costs; (d) overall financial performance such as cash flows, actual and planned revenue and earnings compared with actual and projected results of relevant prior periods; (e) other relevant events such as changes in key personnel, strategy or customers; (f) changes in the composition of a reporting unit's assets or expected sales of all or a portion of a reporting unit; and (g) any sustained decrease in share price.

If the Company's qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying value, or if management elects to perform a quantitative assessment of goodwill, a two-step impairment test is used to identify potential goodwill impairment and measure the amount of any impairment loss to be recognized. In the first step, the Company compares the fair value of each reporting unit with its carrying value. The fair value is determined based upon discounted

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2012
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

estimated future cash flows as well as the market approach or guideline public company method. The Company’s Step 1 impairment test of goodwill of a reporting unit is based upon the fair value of the reporting unit, defined as the price that would be received to sell the net assets or transfer the net liabilities in an orderly transaction between market participants at the assessment date. In the event that the net carrying amount exceeds the fair value, a Step 2 test must be performed whereby the fair value of the reporting unit’s goodwill must be estimated to determine if it is less than its net carrying amount. In its two-step test, the Company uses the discounted cash flow method and the guideline company method for determining the fair value of its reporting units. Under these methods, the determination of implied fair value of the goodwill for a particular reporting unit is the excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities in the same manner as the allocation in a business combination.

The techniques used in the Company's qualitative assessment and, if necessary, two-step impairment test have incorporated a number of assumptions that the Company believes to be reasonable and to reflect market conditions forecast at the assessment date. Assumptions in estimating future cash flows are subject to a high degree of judgment. The Company makes all efforts to forecast future cash flows as accurately as possible with the information available at the time a forecast is made. To this end, the Company evaluates the appropriateness of its assumptions as well as its overall forecasts by comparing projected results of upcoming years with actual results of preceding years and validating that differences therein are reasonable. Key assumptions, all of which are Level 3 inputs (refer to note 18 to the consolidated financial statements), relate to price trends, material costs, discount rate, customer demand, and the long-term growth and foreign exchange rates. A number of benchmarks from independent industry and other economic publications were also used. Changes in assumptions and estimates after the assessment date may lead to an outcome where impairment charges would be required in future periods. Specifically, actual results may vary from the Company’s forecasts and such variations may be material and unfavorable, thereby triggering the need for future impairment tests where the conclusions may differ in reflection of prevailing market conditions.

In 2012, goodwill was reviewed for impairment based on a two-step test (refer to note 1 to the consolidated financial statements), which resulted in no impairment in any of the Company's reporting units. As a result of the 2012 Step 1 impairment test, the Company concluded the Brazil reporting unit had excess fair value of approximately $113,348 or 22.0 percent when compared to its carrying amount. The amount of goodwill in the Company's Brazil reporting unit was $120,571 as of December 31, 2012. All other reporting units had excess fair value greater than 20 percent when compared to their carrying amounts.

In 2011, the Company performed a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. In the 2011 qualitative assessment, management concluded that the Company's reporting units were not at risk of failing step one and therefore the two-step impairment test was not performed.

In 2010, goodwill was reviewed for impairment based on a two-step test. In 2010, management concluded that all of the Company’s goodwill within the EMEA reporting unit was not recoverable and recorded a $168,714,000 non-cash impairment charge during the fourth quarter 2010.

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

The Company operates in numerous taxing jurisdictions and is subject to examination by various federal, state and foreign jurisdictions for various tax periods. Additionally, the Company has retained tax liabilities and the rights to tax refunds in connection with various divestitures of businesses. The Company’s income tax positions are based on research and interpretations of the income tax laws and rulings in each of the jurisdictions in which the Company does business. Due to the subjectivity of interpretations of laws and rulings in each jurisdiction, the differences and interplay in tax laws between those jurisdictions, as well as the inherent uncertainty in estimating the final resolution of complex tax audit matters, the Company’s estimates of income tax liabilities may differ from actual payments or assessments.

The Company regularly assesses its position with regard to tax exposures and records liabilities for these uncertain tax positions and related interest and penalties, if any, when the tax benefit is not more likely than not realizable. The Company has recorded an accrual that reflects the recognition and measurement process for the financial statement recognition and measurement of a tax

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2012
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

position taken or expected to be taken on a tax return. Additional future income tax expense or benefit may be recognized once the positions are effectively settled.

At the end of each interim reporting period, the Company estimates the effective tax rate expected to apply to the full fiscal year. The estimated effective tax rate contemplates the expected jurisdiction where income is earned, as well as tax planning alternatives. Current and projected growth in income in higher tax jurisdictions may result in an increasing effective tax rate over time. If the actual results differ from estimates, the Company may adjust the effective tax rate in the interim period if such determination is made.

Contingencies Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. There is no liability recorded for matters in which the liability is not probable and reasonably estimable. Attorneys in the Company's legal department monitor and manage all claims filed against the Company and review all pending investigations. Generally, the estimate of probable loss related to these matters is developed in consultation with internal and outside legal counsel representing the Company. These estimates are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. The Company attempts to resolve these matters through settlements, mediation and arbitration proceedings when possible. If the actual settlement costs, final judgments, or fines, after appeals, differ from the estimates, the future results may be materially impacted. Adjustments to the initial estimates are recorded when a change in the estimate is identified.

Pensions and Other Postretirement Benefits Annual net periodic expense and benefit liabilities under the Company’s defined benefit plans are determined on an actuarial basis. Assumptions used in the actuarial calculations have a significant impact on plan obligations and expense. Members of the management investment committee periodically review the actual experience compared with the more significant assumptions used and make adjustments to the assumptions, if warranted. The discount rate is determined by analyzing the average return of high-quality (i.e., AA-rated) fixed-income investments and the year-over-year comparison of certain widely used benchmark indices as of the measurement date. The expected long-term rate of return on plan assets is determined using the plans’ current asset allocation and their expected rates of return based on a geometric averaging over 20 years. The rate of compensation increase assumptions reflects the Company’s long-term actual experience and future and near-term outlook. Pension benefits are funded through deposits with trustees. Other postretirement benefits are not funded and the Company’s policy is to pay these benefits as they become due.

The following table represents assumed health care cost trend rates at December 31:

	2012	2011
Healthcare cost trend rate assumed for next year	8.0%	8.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.2%	4.2%
Year that rate reaches ultimate trend rate	2099	2099

The healthcare trend rates are reviewed based upon the results of actual claims experience. The Company used healthcare cost trends of 8.0 percent and 8.0 percent in 2013 and 2012, respectively, decreasing to an ultimate trend of 4.2 percent in 2099 for both medical and prescription drug benefits using the Society of Actuaries Long Term Trend Model with assumptions based on the 2008 Medicare Trustees’ projections. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

	One-Percentage-Point Increase	One-Percentage-Point Decrease
Effect on total of service and interest cost	$51	$(46)
Effect on other postretirement benefit obligation	911	(825)

RECENTLY ISSUED ACCOUNTING GUIDANCE
Refer to note 1 to the consolidated financial statements of this annual report on Form 10-K for information on recently issued accounting guidance.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2012
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

•	the amount and timing of repurchases of the Company’s common shares, if any;

•	the outcome of the company's global FCPA review and any actions taken by government agencies in connection with the company's self-disclosure, including the pending DOJ and SEC investigations;

•	the Company's ability to settle the FCPA investigation, and the ultimate amount of any losses incurred therewith;

•	the Company’s ability to achieve benefits from its cost-reduction initiatives and other strategic changes, including its restructuring actions; and

•	the risk factors described above under Item 1A "Risk Factors.”

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to foreign currency exchange rate risk inherent in its international operations denominated in currencies other than the U.S. dollar. A hypothetical 10 percent movement in the applicable foreign exchange rates would have resulted in an increase or decrease in 2012 and 2011 year-to-date operating profit of approximately $5,946 and $7,909, respectively. The sensitivity model assumes an instantaneous, parallel shift in the foreign currency exchange rates. Exchange rates rarely move in the same direction. The assumption that exchange rates change in an instantaneous or parallel fashion may overstate the impact of changing exchange rates on amounts denominated in a foreign currency.

The Company’s risk-management strategy uses derivative financial instruments such as forwards to hedge certain foreign currency exposures. The intent is to offset gains and losses that occur on the underlying exposures, with gains and losses on the derivative contracts hedging these exposures. The Company does not enter into derivatives for trading purposes. The Company’s primary exposures to foreign exchange risk are movements in the euro/U.S. dollar, U.S. dollar/Brazilian real, Australian dollar/U.S. dollar and Chinese yuan renmindbi/U.S. dollar. There were no significant changes in the Company’s foreign exchange risks in 2012 compared with 2011.

The Company’s Venezuelan operations consist of a fifty-percent owned subsidiary, which is consolidated. Venezuela is measured using the U.S. dollar as its functional currency because its economy is considered highly inflationary. In recent years, the Venezuelan bolivar has devalued. In the future, fluctuations in the bolivar may result in gains or losses in the statement of operations.

The Company manages interest rate risk with the use of variable rate borrowings under its committed and uncommitted credit facilities and interest rate swaps. Variable rate borrowings under the credit facilities totaled $345,816 and $324,472 at December 31, 2012 and 2011, respectively, of which $50,000 and $25,000, respectively, was effectively converted to fixed rate using interest rate swaps. A one percentage point increase or decrease in interest rates would have resulted in an increase or decrease in interest expense of approximately $2,662 and $2,896 for 2012 and 2011, respectively, including the impact of the swap agreements. The Company’s primary exposure to interest rate risk is movements in the London Interbank Offered Rate (LIBOR), which is consistent with prior periods.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Diebold, Incorporated:

We have audited the accompanying consolidated balance sheets of Diebold, Incorporated and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule, Schedule II “Valuation and Qualifying Accounts.” These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diebold, Incorporated and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 15, 2013 expressed an adverse opinion on the effectiveness of the Company's internal control over financial reporting.

/s/  KPMG LLP

Cleveland, Ohio
February 15, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Diebold, Incorporated:

We have audited Diebold, Incorporated's (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Diebold, Incorporated's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 9A(b) of the Company's December 31, 2012 annual report on Form 10-K. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures, as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to controls over indirect taxes and communication to corporate management has been identified in management's assessment. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Diebold, Incorporated and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2012. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2012 consolidated financial statements, and this report does not affect our report dated February 15, 2013, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, Diebold, Incorporated has not maintained effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/  KPMG LLP

Cleveland, Ohio
February 15, 2013

DIEBOLD, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$368,792	$333,920
Short-term investments	261,886	286,853
Trade receivables, less allowances for doubtful accounts of $27,854 and $22,128, respectively	488,373	414,969
Inventories	412,996	440,900
Deferred income taxes	143,248	114,250
Prepaid expenses	35,614	31,452
Refundable income taxes	16,357	14,467
Other current assets	87,591	95,544
Total current assets	1,814,857	1,732,355
Securities and other investments	77,101	74,869
Property, plant and equipment at cost	661,910	642,256
Less accumulated depreciation and amortization	477,565	449,562
Property, plant and equipment, net	184,345	192,694
Goodwill	272,951	253,063
Deferred income taxes	76,375	91,090
Other assets	167,358	173,372
Total assets	$2,592,987	$2,517,443

LIABILITIES AND EQUITY
Current liabilities
Notes payable	$34,212	$21,722
Accounts payable	224,973	221,964
Deferred revenue	222,343	241,992
Payroll and benefits liabilities	69,814	79,854
Other current liabilities	287,513	258,685
Total current liabilities	838,855	824,217
Long-term debt	617,534	606,154
Pensions and other benefits	198,241	148,399
Other postretirement benefits	22,904	23,196
Deferred income taxes	34,250	32,029
Other long-term liabilities	35,892	25,188

Commitments and contingencies	—	—

Equity
Diebold, Incorporated shareholders' equity
Preferred shares, no par value, 1,000,000 authorized shares, none issued	—	—
Common shares, $1.25 par value, 125,000,000 authorized shares, 77,661,118 and 76,840,956 issued shares, 63,240,667 and 62,513,615 outstanding shares, respectively	97,076	96,051
Additional capital	358,281	327,805
Retained earnings	996,834	991,210
Treasury shares, at cost (14,420,451 and 14,327,341 shares, respectively)	(551,189)	(547,737)
Accumulated other comprehensive loss	(91,039)	(40,343)
Total Diebold, Incorporated shareholders' equity	809,963	826,986
Noncontrolling interests	35,348	31,274
Total equity	845,311	858,260
Total liabilities and equity	$2,592,987	$2,517,443

See accompanying notes to consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year ended December 31,
	2012	2011	2010
Net sales
Services	$1,626,521	$1,552,358	$1,493,425
Products	1,365,172	1,283,490	1,330,368
	2,991,693	2,835,848	2,823,793
Cost of sales
Services	1,215,673	1,138,213	1,100,305
Products	1,039,867	961,706	1,003,923
	2,255,540	2,099,919	2,104,228
Gross profit	736,153	735,929	719,565
Selling and administrative expense	510,979	501,186	472,956
Research, development and engineering expense	85,881	78,108	74,225
Impairment of assets	15,783	2,962	175,849
Gain on sale of assets, net	(1,202)	(1,921)	(1,663)
	611,441	580,335	721,367
Operating profit (loss)	124,712	155,594	(1,802)
Other income (expense)
Investment income	37,593	41,663	34,545
Interest expense	(30,330)	(34,456)	(37,887)
Foreign exchange gain (loss), net	2,654	3,095	(1,301)
Miscellaneous, net	(17,203)	(1,504)	4,048
Income (loss) from continuing operations before taxes	117,426	164,392	(2,397)
Taxes on income	29,905	12,815	14,561
Income (loss) from continuing operations	87,521	151,577	(16,958)
(Loss) income from discontinued operations, net of tax	(3,125)	523	275
Net income (loss)	84,396	152,100	(16,683)
Net income attributable to noncontrolling interests	5,942	7,285	3,569
Net income (loss) attributable to Diebold, Incorporated	$78,454	$144,815	$(20,252)

Basic weighted-average shares outstanding	63,061	64,244	65,907
Diluted weighted-average shares outstanding	63,914	64,792	65,907

Basic earnings per share:
Income (loss) from continuing operations, net of tax	$1.29	$2.24	$(0.31)
(Loss) income from discontinued operations, net of tax	(0.05)	0.01	—
Net income (loss) attributable to Diebold, Incorporated	$1.24	$2.25	$(0.31)

Diluted earnings per share:
Income (loss) from continuing operations, net of tax	$1.28	$2.23	$(0.31)
(Loss) income from discontinued operations, net of tax	(0.05)	0.01	—
Net income (loss) attributable to Diebold, Incorporated	$1.23	$2.24	$(0.31)

Amounts attributable to Diebold, Incorporated
Income (loss) from continuing operations, net of tax	$81,579	$144,292	$(20,527)
(Loss) income from discontinued operations, net of tax	(3,125)	523	275
Net income (loss) attributable to Diebold, Incorporated	$78,454	$144,815	$(20,252)

See accompanying notes to consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year ended December 31,
	2012	2011	2010
Net income (loss)	$84,396	$152,100	$(16,683)
Other comprehensive (loss) income, net of tax:
Translation adjustment	(36,164)	(75,877)	28,490
Foreign currency hedges (net of tax of $(1,218), $(713) and $0, respectively)	1,803	1,055	—
Interest rate hedges:
Net gain (loss) recognized in other comprehensive income (net of tax of $(99), $336 and $(141), respectively)	141	(491)	(442)
Less: reclassification adjustment for net gains included in net income (net of tax of $(230), $(178) and $(257), respectively)	91	156	305
	50	(647)	(747)
Pension and other postretirement benefits:
Prior service credit recognized during the year (net of tax of $99, $94 and $133, respectively)	(160)	(164)	(187)
Net actuarial losses recognized during the year (net of tax of $(6,544), $(3,597) and $(2,490), respectively)	10,721	6,289	3,482
Prior service cost occurring during the year (net of tax of $0, $0 and $312, respectively)	—	—	(436)
Net actuarial losses occurring during the year (net of tax of $23,765, $26,062 and $10,061, respectively)	(38,939)	(45,568)	(14,069)
Settlements (net of tax of $(8,303), $0 and $0, respectively)	13,604	—	—
	(14,774)	(39,443)	(11,210)
Unrealized gain (loss) on securities, net:
Net gain (loss) recognized in other comprehensive income	3,304	1,130	(1,264)
Less: reclassification adjustment for net gain (loss) included in net income	4,523	(1,505)	33
	(1,219)	2,635	(1,297)
Other	(168)	(494)	(220)
Other comprehensive (loss) income, net of tax	(50,472)	(112,771)	15,016
Comprehensive income (loss)	33,924	39,329	(1,667)
Less: comprehensive income attributable to noncontrolling interests	6,166	8,483	4,238
Comprehensive income (loss) attributable to Diebold, Incorporated	$27,758	$30,846	$(5,905)

See accompanying notes to consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands)

	Common Shares Number Par Value		Additional Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total Diebold, Incorporated Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, January 1, 2010	76,093,101	$95,116	$290,689	$1,011,448	$(410,153)	$59,279	$1,046,379	$25,647	$1,072,026
Net (loss) income				(20,252)			(20,252)	3,569	(16,683)
Other comprehensive income						14,347	14,347	669	15,016
Stock options exercised	123,091	154	3,178				3,332		3,332
Restricted shares	5,828	7	2,182				2,189		2,189
Restricted stock units issued	88,366	110	(110)				—		—
Performance shares issued	54,738	69	1,924				1,993		1,993
Income tax detriment from share-based compensation			(1,705)				(1,705)		(1,705)
Share-based compensation expense			12,541				12,541		12,541
Dividends declared and paid				(71,900)			(71,900)		(71,900)
Treasury shares					(25,769)		(25,769)		(25,769)
Distributions to noncontrolling interest holders, net							—	(1,226)	(1,226)
Balance, December 31, 2010	76,365,124	$95,456	$308,699	$919,296	$(435,922)	$73,626	$961,155	$28,659	$989,814
Net income				144,815			144,815	7,285	152,100
Other comprehensive (loss) income						(113,969)	(113,969)	1,198	(112,771)
Stock options exercised	150,769	189	3,854				4,043		4,043
Restricted shares	9,878	12	(12)				—		—
Restricted stock units issued	121,462	152	(152)				—		—
Performance shares issued	186,523	233	(233)				—		—
Deferred shares	7,200	9	(9)				—		—
Income tax benefit from share-based compensation			1,362				1,362		1,362
Share-based compensation expense			14,296				14,296		14,296
Dividends declared and paid				(72,901)			(72,901)		(72,901)
Treasury shares					(111,815)		(111,815)		(111,815)
Distributions to noncontrolling interest holders, net							—	(5,868)	(5,868)
Balance, December 31, 2011	76,840,956	$96,051	$327,805	$991,210	$(547,737)	$(40,343)	$826,986	$31,274	$858,260
Net income				78,454			78,454	5,942	84,396
Other comprehensive (loss) income						(50,696)	(50,696)	224	(50,472)
Stock options exercised	554,718	693	15,986				16,679		16,679
Restricted shares	5,828	7	(7)				—		—
Restricted stock units issued	164,552	206	(206)				—		—
Performance shares issued	87,864	110	(110)				—		—
Deferred shares	7,200	9	(9)				—		—
Income tax benefit from stock-based compensation			982				982		982
Share-based compensation expense			13,840				13,840		13,840
Dividends declared and paid				(72,830)			(72,830)		(72,830)
Treasury shares					(3,452)		(3,452)		(3,452)
Distributions to noncontrolling interest holders, net							—	(2,092)	(2,092)
Balance, December 31, 2012	77,661,118	$97,076	$358,281	$996,834	$(551,189)	$(91,039)	$809,963	$35,348	$845,311

See accompanying notes to consolidated financial statements.

DIEBOLD INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flow from operating activities:
Net income (loss)	$84,396	$152,100	$(16,683)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	78,644	79,855	79,253
Share-based compensation	13,840	14,296	12,541
Excess tax benefits from share-based compensation	(1,843)	(1,691)	(426)
Impairment of assets	15,783	2,962	175,849
Devaluation of Venezuelan balance sheet	—	—	5,148
Gain on sale of assets, net	(1,202)	(1,921)	(1,663)
Equity in earnings of an investee	(702)	(1,813)	(2,982)
Cash flow from changes in certain assets and liabilities, net of the effects of acquisitions:
Trade receivables	(75,275)	(22,790)	(69,377)
Inventories	20,955	(12,602)	3,136
Prepaid expenses	(3,490)	(119)	5,057
Refundable income taxes	(1,890)	5,187	74,253
Other current assets	(16,080)	(389)	(7,402)
Accounts payable	2,564	11,741	65,768
Deferred revenue	(21,767)	41,610	8,568
Deferred income taxes	(10,558)	(29,338)	(47,777)
Pension and other postretirement benefits	25,681	(14,187)	(7,450)
Certain other assets and liabilities	26,452	(7,504)	(2,460)
Net cash provided by operating activities	135,508	215,397	273,353
Cash flow from investing activities:
Proceeds from sale of discontinued operations	—	2,520	1,815
Payments for acquisitions, net of cash acquired	(28,292)	—	—
Proceeds from maturities of investments	325,403	259,145	345,911
Proceeds from sale of investments	50,431	52,292	38,016
Payments for purchases of investments	(377,070)	(356,354)	(470,641)
Proceeds from sale of assets	3,357	5,585	2,184
Capital expenditures	(49,742)	(54,753)	(51,298)
Increase in certain other assets	(13,077)	(21,386)	(20,878)
Purchase of finance receivables, net of cash collections	16,159	22,245	(9,865)
Net cash used in investing activities	(72,831)	(90,706)	(164,756)
Cash flow from financing activities:
Dividends paid	(72,830)	(72,901)	(71,900)
Debt issuance costs	—	(1,876)	—
Debt borrowings	804,163	713,327	553,965
Debt repayments	(780,538)	(650,136)	(569,928)
Distribution to noncontrolling interest holders, net	(2,092)	(5,868)	(1,226)
Excess tax benefits from share-based compensation	1,843	1,691	426
Issuance of common shares	16,679	4,043	3,332
Repurchase of common shares	(3,452)	(111,815)	(25,769)
Net cash used in financing activities	(36,227)	(123,535)	(111,100)
Effect of exchange rate changes on cash	8,422	4,106	2,735
Increase in cash and cash equivalents	34,872	5,262	232
Cash and cash equivalents at the beginning of the year	333,920	328,658	328,426
Cash and cash equivalents at the end of the year	$368,792	$333,920	$328,658
Cash (paid) received for:
Income taxes	$(49,011)	$(27,468)	$15,860
Interest	$(28,917)	$(30,712)	$(32,054)
Significant noncash investing and financing activities:
Finance receivables acquired	$—	$—	$33,843
Liabilities assumed related to acquisition of finance receivables	$—	$—	$20,861
Accrued holdback for acquisition	$12,000	$—	$—

See accompanying notes to consolidated financial statements.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2012
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

Use of Estimates in Preparation of Consolidated Financial Statements The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include revenue recognition, the valuation of trade and financing receivables (refer to note 7), inventories, goodwill, intangible assets, and other long-lived assets, legal contingencies, guarantee obligations, and assumptions used in the calculation of income taxes, pension and other postretirement benefits and customer incentives, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors. Management monitors the economic condition and other factors and will adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.

International Operations The financial statements of the Company’s international operations are measured using local currencies as their functional currencies, with the exception of Venezuela, which is measured using the U.S. dollar as its functional currency because its economy is considered highly inflationary.

The Company translates the assets and liabilities of its non-U.S. subsidiaries at the exchange rates in effect at year end and the results of operations at the average rate throughout the year. The translation adjustments are recorded directly as a separate component of shareholders’ equity, while transaction gains (losses) are included in net income. Sales to customers outside the United States in relation to total consolidated net sales approximated 48.7 percent, 52.7 percent and 55.3 percent in 2012, 2011 and 2010, respectively.

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

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2012
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

The Company has the following revenue streams related to sales to its customers:

Financial Self-Service Product & Integrated Services Revenue Financial self-service products, which includes both hardware and the software required for the equipment to operate as intended, are primarily automated teller machines (ATMs) and other equipment primarily used in the banking industry. The Company also provides service contracts on financial self-service products. Service contracts typically cover a 12-month period and can begin at any given month after the warranty period expires. The service provided under warranty is limited as compared to those offered under service contracts. Further, warranty is not considered a separate deliverable of the sale and covers only replacement of defective parts inclusive of labor. Service contracts are tailored to meet the individual needs of each customer. Service contracts provide additional services beyond those covered under the warranty, and usually include preventative maintenance service, cleaning, supplies stocking and cash handling, all of which are not essential to the functionality of the equipment. Additionally, service revenue includes services and parts the Company provides on a billed-work basis that are not covered by warranty or service contract. The Company also provides customers with integrated services such as outsourced and managed services which may include remote monitoring, trouble-shooting, training, transaction processing, currency management, maintenance services or full support via person to person or online communication.

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

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2012
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

Advertising Costs Advertising costs are expensed as incurred and were $11,316, $10,474 and $8,782 in 2012, 2011 and 2010, respectively.

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

The Company regularly assesses its position with regard to tax exposures and records liabilities for these uncertain tax positions and related interest and penalties, if any, when the tax benefit is not more likely than not realizable. The Company has recorded an accrual that reflects the recognition and measurement process for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. Additional future income tax expense or benefit may be recognized once the positions are effectively settled.

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

Goodwill Goodwill is the cost in excess of the net assets of acquired businesses (refer to note 10). The Company tests all existing goodwill at least annually as of November 30 for impairment on a “reporting unit” basis. The Company tests for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the carrying value of a reporting unit below its reported amount. The Company’s reporting units are defined as Domestic and Canada, Brazil, Latin America, Asia Pacific, and Europe, Middle East and Africa (EMEA). Each year, the Company may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. In evaluating whether it is more likely than not the fair value of a reporting unit is less than its carrying amount, the Company considers

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2012
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

the following events and circumstances, among others, if applicable: (a) macroeconomic conditions such as general economic conditions, limitations on accessing capital or other developments in equity and credit markets; (b) industry and market considerations such as competition, multiples or metrics and changes in the market for the Company's products and services or regulatory and political environments; (c) cost factors such as raw materials, labor or other costs; (d) overall financial performance such as cash flows, actual and planned revenue and earnings compared with actual and projected results of relevant prior periods; (e) other relevant events such as changes in key personnel, strategy or customers; (f) changes in the composition of a reporting unit's assets or expected sales of all or a portion of a reporting unit; and (g) any sustained decrease in share price.

If the Company's qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying value, or if management elects to perform a quantitative assessment of goodwill, a two-step impairment test is used to identify potential goodwill impairment and measure the amount of any impairment loss to be recognized. In the first step, the Company compares the fair value of each reporting unit with its carrying value. The fair value is determined based upon discounted estimated future cash flows as well as the market approach or guideline public company method. The Company’s Step 1 impairment test of goodwill of a reporting unit is based upon the fair value of the reporting unit, defined as the price that would be received to sell the net assets or transfer the net liabilities in an orderly transaction between market participants at the assessment date. In the event that the net carrying amount exceeds the fair value, a Step 2 test must be performed whereby the fair value of the reporting unit’s goodwill must be estimated to determine if it is less than its net carrying amount. In its two-step test, the Company uses the discounted cash flow method and the guideline company method for determining the fair value of its reporting units. Under these methods, the determination of implied fair value of the goodwill for a particular reporting unit is the excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities in the same manner as the allocation in a business combination.

The techniques used in the Company's qualitative assessment and, if necessary, two-step impairment test have incorporated a number of assumptions that the Company believes to be reasonable and to reflect market conditions forecast at the assessment date. Assumptions in estimating future cash flows are subject to a high degree of judgment. The Company makes all efforts to forecast future cash flows as accurately as possible with the information available at the time a forecast is made. To this end, the Company evaluates the appropriateness of its assumptions as well as its overall forecasts by comparing projected results of upcoming years with actual results of preceding years and validating that differences therein are reasonable. Key assumptions, all of which are Level 3 inputs (refer to note 18), relate to price trends, material costs, discount rate, customer demand, and the long-term growth and foreign exchange rates. A number of benchmarks from independent industry and other economic publications were also used. Changes in assumptions and estimates after the assessment date may lead to an outcome where impairment charges would be required in future periods. Specifically, actual results may vary from the Company’s forecasts and such variations may be material and unfavorable, thereby triggering the need for future impairment tests where the conclusions may differ in reflection of prevailing market conditions.

Contingencies Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary. Legal costs incurred in connection with loss contingencies are expensed as incurred.

Pensions and Other Postretirement Benefits Annual net periodic expense and benefit liabilities under the Company’s defined benefit plans are determined on an actuarial basis. Assumptions used in the actuarial calculations have a significant impact on plan obligations and expense. Members of the management investment committee periodically review the actual experience compared with the more significant assumptions used and make adjustments to the assumptions, if warranted. The healthcare trend rates are reviewed based upon the results of actual claims experience. The discount rate is determined by analyzing the average return of high-quality (i.e., AA-rated) fixed-income investments and the year-over-year comparison of certain widely used benchmark indices as of the measurement date. The expected long-term rate of return on plan assets is determined using the plans’ current asset allocation and their expected rates of return based on a geometric averaging over 20 years. The rate of compensation increase assumptions reflects the Company’s long-term actual experience and future and near-term outlook. Pension benefits are funded through deposits with trustees. Other postretirement benefits are not funded and the Company’s policy is to pay these benefits as they become due.

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

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2012
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

the market-related value of plan assets. If amortization is required, the amortization is that excess divided by the average remaining service period of participating employees expected to receive benefits under the plan.

Comprehensive Income Items included in other comprehensive income primarily represent adjustments made for foreign currency translation, pension and other postretirement benefit plans (refer to note 12) unrealized gains and losses on available-for-sale securities (refer to note 5) and hedging activities (refer to note 16).

Accumulated other comprehensive (loss) income consists of the following as of December 31:

	2012	2011	2010
Translation adjustment	$68,393	$104,781	$181,856
Foreign currency hedges	(7,827)	(10,848)	(12,616)
Interest rate hedges	(2,169)	(2,088)	(927)
Pensions and other postretirement benefits	(243,872)	(220,081)	(158,079)
Unrealized gain (loss) on securities, net	119	1,338	(1,297)
Other	(882)	(714)	(220)
	(186,238)	(127,612)	8,717
Income tax benefit	95,199	87,269	64,909
Total accumulated other comprehensive (loss) income	$(91,039)	$(40,343)	$73,626

Foreign currency translation adjustments are not booked net of tax. Those adjustments are accounted for under the indefinite reversal criterion of FASB ASC 740-30, Income Taxes — Other Considerations or Special Areas.
Recently Adopted Accounting Guidance
In June 2011, the FASB issued Accounting Standards Update (ASU) 2011-05, Presentation of Comprehensive Income (ASU 2011-05), which eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Subsequently, in December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income (ASU 2011-12), which indefinitely defers the requirement in ASU 2011-05 to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The Company has provided the required statements of comprehensive income for the years ended December 31, 2012, 2011 and 2010.
In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 amended Accounting Standards Codification 820, Fair Value Measurements and Disclosures, to converge the fair value measurement guidance in U.S. GAAP and International Financial Reporting Standards (IFRSs). ASU 2011-04 changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Disclosure requirements have been expanded to include additional information about transfers between level 1 and level 2 of the fair value hierarchy and level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. Additionally, ASU 2011-04 clarifies the FASB’s intent about the application of existing fair value measurements including: (a) the application of the highest and best use valuation premise concepts; (b) measuring the fair value of an instrument classified in a reporting entity's stockholders' equity; and (c) quantitative information required for fair value measurements categorized within level 3. The adoption of this guidance did not have an impact on the Company's consolidated financial statements; however, the Company provided additional disclosure as required by ASU 2011-04 in note 18.
Recently Issued Accounting Guidance
In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which required entities to disclose additional information for items reclassified out of accumulated other comprehensive income (AOCI). For items reclassified out of AOCI and into net income in their entirety, entities are required to disclose the effect of the reclassification on each affected net income line item. For AOCI reclassification items that are not reclassified in their

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2012
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

entirety into net income, a cross reference to other required U.S. GAAP disclosures is required. This information may be provided either in the notes or parenthetically on the face of the statement that reports net income as long as all the information is disclosed in a single location. However, an entity is prohibited from providing this information parenthetically on the face of the statement that reports net income if it has items that are not reclassified in their entirety into net income. The guidance is effective for annual and interim reporting periods beginning after December 15, 2012. The adoption of this update will not have a material impact on the financial statements of the Company.
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

The following table represents amounts used in computing earnings per share and the effect on the weighted-average number of shares of dilutive potential common shares for the years ended December 31:

	2012	2011	2010
Numerator:
Income (loss) used in basic and diluted earnings per share:
Income (loss) from continuing operations, net of tax	$81,579	$144,292	$(20,527)
(Loss) income from discontinued operations, net of tax	(3,125)	523	275
Net income (loss) attributable to Diebold, Incorporated	$78,454	$144,815	$(20,252)
Denominator (in thousands):
Weighted-average number of common shares used in basic earnings per share	63,061	64,244	65,907
Effect of dilutive shares (1)	853	548	—
Weighted-average number of shares used in diluted earnings per share	63,914	64,792	65,907
Basic earnings per share:
Income (loss) from continuing operations, net of tax	$1.29	$2.24	$(0.31)
(Loss) income from discontinued operations, net of tax	(0.05)	0.01	—
Net income (loss) attributable to Diebold, Incorporated	$1.24	$2.25	$(0.31)
Diluted earnings per share:
Income (loss) from continuing operations, net of tax	$1.28	$2.23	$(0.31)
(Loss) income from discontinued operations, net of tax	(0.05)	0.01	—
Net income (loss) attributable to Diebold, Incorporated	$1.23	$2.24	$(0.31)

Anti-dilutive shares (in thousands):
Anti-dilutive shares not used in calculating diluted weighted-average shares	2,201	2,270	2,658

(1)	Incremental shares of 632,000 were excluded from the computation of diluted EPS for the year ended December 31, 2010 because their effect is anti-dilutive due to the loss from continuing operations.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2012
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

NOTE 3:  SHARE-BASED COMPENSATION AND EQUITY

Dividends On the basis of amounts declared and paid, the annualized dividends per share were $1.14, $1.12 and $1.08 for the years ended December 31, 2012, 2011 and 2010, respectively.

Share-Based Compensation Cost The Company recognizes costs resulting from all share-based payment transactions based on the fair market value of the award as of the grant date. Awards are valued at fair value and compensation cost is recognized on a straight-line basis over the requisite periods of each award. The Company estimated forfeiture rates are based on historical experience. To cover the exercise and/or vesting of its share-based payments, the Company generally issues new shares from its authorized, unissued share pool. The number of common shares that may be issued pursuant to the Amended and Restated 1991 Equity and Performance Incentive Plan (as amended and restated as of April 13, 2009) (1991 Plan) was 6,666,570, of which 2,342,109 shares were available for issuance at December 31, 2012.

The following table summarizes the components of the Company’s employee and non-employee share-based compensation programs recognized as selling and administrative expense for the years ended December 31:

	2012	2011	2010
Stock options:
Pre-tax compensation expense	$2,572	$3,486	$3,540
Tax benefit	(825)	(1,238)	(1,310)
Stock option expense, net of tax	$1,747	$2,248	$2,230

Restricted Stock Units:
Pre-tax compensation expense	$5,741	$5,734	$4,355
Tax benefit	(1,809)	(1,845)	(1,611)
RSU expense, net of tax	$3,932	$3,889	$2,744

Performance shares:
Pre-tax compensation expense	$4,425	$4,076	$3,820
Tax benefit	(1,602)	(1,459)	(1,413)
Performance share expense, net of tax	$2,823	$2,617	$2,407

Deferred shares:
Pre-tax compensation expense	$1,102	$1,000	$826
Tax benefit	(408)	(370)	(306)
Deferred share expense, net of tax	$694	$630	$520

Total share-based compensation:
Pre-tax compensation expense	$13,840	$14,296	$12,541
Tax benefit	(4,644)	(4,912)	(4,640)
Total share-based compensation, net of tax	$9,196	$9,384	$7,901

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2012
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

The following table summarizes information related to unrecognized share-based compensation costs as of December 31, 2012:

	Unrecognized Cost	Weighted-Average Period
		(years)
Stock options	$7,764	2.6
RSUs	10,752	1.8
Performance shares	5,986	1.2
Deferred shares	259	0.3
	$24,761

EMPLOYEE SHARE-BASED COMPENSATION AWARDS
Stock options, RSUs, restricted shares and performance shares have been issued to officers and other management employees under the Company’s 1991 Plan.

Stock Options
Stock options generally vest over a four- or five-year period and have a maturity of ten years from the issuance date. Option exercise prices equal the closing price of the Company’s common shares on the date of grant. The estimated fair value of the options granted was calculated using a Black-Scholes option pricing model using the following assumptions:

	2012	2011	2010
Expected life (in years)	6-7	6-7	6-7
Weighted-average volatility	41%	40%	40%
Risk-free interest rate	0.83 - 1.39%	1.15 - 3.05%	2.77 - 3.15%
Expected dividend yield	3.08 - 3.23%	2.74 - 2.97%	2.44 - 2.63%
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

Options outstanding and exercisable as of December 31, 2012 and changes during the year ended were as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(in thousands)	(per share)	(in years)
Outstanding at January 1, 2012	3,201	$36.70
Expired or forfeited	(555)	37.33
Exercised	(554)	30.11
Granted	576	34.98
Outstanding at December 31, 2012	2,668	37.56	5	$2,617
Options exercisable at December 31, 2012	1,572	40.96	3	1,703
Options vested and expected to vest (2) at December 31, 2012	2,638	37.62	5	2,589

(1)
The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing share price on the last trading day of the year in 2012 and the exercise price, multiplied by the number of “in-the-money” options) that would have been received by the option holders had all option holders exercised their options on December 31, 2012. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common shares.

(2)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumption to total outstanding non-vested options.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2012
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

The aggregate intrinsic value of options exercised for the years ended December 31, 2012, 2011 and 2010 was $4,393, $936 and $510, respectively. The weighted-average grant-date fair value of stock options granted for the years ended December 31, 2012, 2011 and 2010 was $10.43, $10.90 and $9.46, respectively. Total fair value of stock options vested during the years ended December 31, 2012, 2011 and 2010 was $3,413, $2,967 and $3,059, respectively. Exercise of options during the year ended December 31, 2012, 2011 and 2010 resulted in cash receipts of $16,679, $4,043 and $3,332, respectively. The tax (benefit) expense during the years ended December 31, 2012, 2011 and 2010 related to the exercise of employee stock options were $(982), $(1,362) and $1,705, respectively.

Restricted Stock Units
Each RSU provides for the issuance of one common share of the Company at no cost to the holder and generally vests after three to seven years. During the vesting period, employees are paid the cash equivalent of dividends on RSUs. Non-vested RSUs are forfeited upon termination unless the Board of Directors determines otherwise.

Non-vested RSUs outstanding as of December 31, 2012 and changes during the year ended were as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
	(in thousands)
Non-vested at January 1, 2012	717	$30.69
Forfeited	(71)	31.19
Vested	(165)	25.53
Granted	251	35.16
Non-vested at December 31, 2012	732	33.33

The weighted-average grant-date fair value of RSUs granted for the years ended December 31, 2012, 2011 and 2010 was $35.16, $32.86 and $27.16, respectively. The total fair value of RSUs vested during the years ended December 31, 2012, 2011 and 2010 was $4,202, $3,226 and $3,989, respectively.

Performance Shares
Performance shares are granted based on certain management objectives, as determined by the Board of Directors each year. Each performance share earned entitles the holder to one common share of the Company. The performance share objectives are generally calculated over a three-year period and no shares are granted unless certain management threshold objectives are met.

Non-vested performance shares outstanding as of December 31, 2012 and changes during the year ended were as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
	(in thousands)
Non-vested at January 1, 2012	727	$34.70
Forfeited	(215)	30.99
Vested	(86)	29.25
Granted	303	44.25
Non-vested at December 31, 2012	729	40.41

Non-vested performance shares are based on a maximum potential payout. Actual shares granted at the end of the performance period may be less than the maximum potential payout level depending on achievement of performance share objectives. The weighted-average grant-date fair value of performance shares granted for the years ended December 31, 2012, 2011 and 2010 was $44.25, $39.74 and $35.89, respectively. The total fair value of performance shares vested during the years ended December 31, 2012, 2011 and 2010 was $2,521, $5,041 and $3,026, respectively.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2012
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

Non-vested deferred shares as of December 31, 2012 and changes during the year ended were as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
	(in thousands)
Non-vested at January 1, 2012	19	$33.98
Vested	(27)	36.05
Granted	28	40.54
Non-vested at December 31, 2012	20	40.54
Vested at December 31, 2012	116	34.36
Outstanding at December 31, 2012	136	35.27

The weighted-average grant-date fair value of deferred shares granted for the years ended December 31, 2012, 2011 and 2010 was $40.54, $33.98 and $33.28, respectively. The aggregate intrinsic value of deferred shares released during the years ended December 31, 2012, 2011 and 2010 was $247, $247 and $0, respectively. Total fair value of deferred shares vested for the years ended December 31, 2012, 2011 and 2010 was $979, $887 and $819, respectively.

Other Non-employee Share-Based Compensation
In connection with the acquisition of Diebold Colombia, S.A., in December 2005, the Company issued warrants to purchase 34,789 common shares with an exercise price of $46.00 per share and grant-date fair value of $14.66 per share. The grant-date fair value of the warrants was valued using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.45 percent, dividend yield of 1.63 percent, expected volatility of 30 percent, and contractual life of six years. The warrants will expire in December 2016.

NOTE 4:  INCOME TAXES

The following table presents components of income (loss) from continuing operations before income taxes for the years ended December 31:

	2012	2011	2010
Domestic	$(37,910)	$16,173	$(28,344)
Foreign	155,336	148,219	25,947
Total	$117,426	$164,392	$(2,397)

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2012
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

The following table presents the components of income tax expense (benefit) from continuing operations for the years ended December 31:

	2012	2011	2010
Current:
U.S. Federal	$3,859	$(921)	$649
Foreign	38,707	41,244	52,783
State and local	2,006	932	1,812
Total current	44,572	41,255	55,244
Deferred:
U.S. Federal	(2,344)	9,727	(9,431)
Foreign	(11,479)	(35,318)	(30,368)
State and local	(844)	(2,849)	(884)
Total deferred	(14,667)	(28,440)	(40,683)
Taxes on income	$29,905	$12,815	$14,561

In addition to the income tax expense listed above for the years ended December 31, 2012, 2011 and 2010, income tax benefit allocated directly to shareholders equity for the same periods was $8,909, $23,695 and $5,512, respectively.

Income tax benefit recognized as an adjustment to goodwill was $3,922 for the year ended December 31, 2010 and was not material for the years ended December 31, 2012 and 2011.

Income tax benefit allocated to discontinued operations for the years ended December 31, 2012, 2011 and 2010 was $0, $116, and $2,836, respectively.

Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by applying the U.S. federal income tax rate of 35 percent to pretax income from continuing operations. The following table presents these differences for the years ended December 31:

	2012	2011	2010
Statutory tax expense (benefit)	$41,099	$57,537	$(839)
Brazil nontaxable incentive	(10,622)	(10,652)	(14,600)
Change in valuation allowance	1,609	(32,315)	(6,631)
Brazil tax goodwill amortization	(4,802)	(5,231)	(4,938)
Foreign tax rate differential	(14,397)	(11,001)	4,043
U.S. taxed foreign income	8,320	8,542	3,265
Foreign taxes on undistributed earnings	2,328	2,182	—
Goodwill impairment	—	—	27,647
FCPA provision, nondeductible portion	2,399	1,160	—
Other (1)	3,971	2,593	6,614
Taxes on income	$29,905	$12,815	$14,561

(1)
Other consists of life insurance, state and local income taxes, net of federal benefit, nondeductible expenses, changes to uncertain tax position liabilities and other items, none of which are individually significant.

The American Taxpayer Relief Act of 2012 was enacted on January 2, 2013. Under the Act, the Federal Research and Development Tax Credit and the IRC Section 954(c )6, Look-Thru Rule for Related Controlled Foreign Corporations were retroactively reinstated for 2012. The 2012 benefit of $1,515 for the Research and Development Credit and $1,708 for the reversal of the additional taxes provided related to the expiration of the Controlled Foreign Corporation Look-Thru rule will be recognized as a reduction of income tax expense in the quarter ended March 31, 2013, which is the quarter that the law was enacted.

The Company recognizes the benefit of tax positions taken or expected to be taken in its tax returns in the consolidated financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position will be sustained upon

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2012
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

examination by authorities. Recognized tax positions are measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement.

Details of the unrecognized tax benefits are as follows:

	2012	2011
Balance at January 1	$12,636	$9,842
Increases related to prior year tax positions	712	4,431
Decreases related to prior year tax positions	(181)	(162)
Increases related to current year tax positions	180	3,297
Settlements	—	(4,442)
Reduction due to lapse of applicable statute of limitations	(169)	(330)
Balance at December 31	$13,178	$12,636

The entire amount of unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate.

The Company classifies interest expense and penalties related to the underpayment of income taxes in the consolidated financial statements as income tax expense. Consistent with the treatment of interest expense, the Company accrues interest income on overpayments of income taxes where applicable and classifies interest income as a reduction of income tax expense in the consolidated financial statements. As of December 31, 2012 and 2011, accrued interest and penalties related to unrecognized tax benefits totaled approximately $4,043 and $2,387, respectively.

It is reasonably possible that the total amount of unrecognized tax benefits will change during the next 12 months. The Company does not expect those changes to have a significant impact on its consolidated financial statements. The expected timing of payments cannot be determined with any degree of certainty.

As of December 31, 2012, the Company is under audit by the IRS for tax years ended December 31, 2010, 2009 and 2008. During the year ended December 31, 2011, the Company settled the IRS exam for tax years ended December 31, 2007, 2006 and 2005. All federal tax years prior to 2004 are closed by statute. The Company is subject to tax examination in various U.S. state jurisdictions for tax years 2003 to the present, as well as various foreign jurisdictions for tax years 2005 to the present.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2012
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31 are as follows:

	2012	2011
Deferred tax assets:
Accrued expenses	$43,622	$39,881
Warranty accrual	26,296	18,386
Deferred compensation	18,587	18,659
Allowance for doubtful accounts	9,239	7,189
Inventory	11,490	11,610
Deferred revenue	15,361	14,669
Pension and postretirement benefits	66,222	54,990
Finance lease receivables	6,210	—
Tax credits	23,738	46,330
Net operating loss carryforwards	74,528	86,918
Capital loss carryforwards	3,534	3,604
State deferred taxes	17,341	13,061
Other	7,083	7,961
	323,251	323,258
Valuation allowance	(57,303)	(66,988)
Net deferred tax assets	$265,948	$256,270

Deferred tax liabilities:
Property, plant and equipment	$14,369	$20,116
Goodwill	41,175	36,712
Finance lease receivables	—	3,655
Investment in partnership	17,056	18,372
Undistributed earnings	5,016	4,750
Other	3,511	3,867
Net deferred tax liabilities	81,127	87,472
Net deferred tax asset	$184,821	$168,798

Deferred income taxes reported in the consolidated balance sheets as of December 31 are as follows:

	2012	2011
Deferred income taxes - current assets	$143,248	$114,250
Deferred income taxes - long-term assets	76,375	91,090
Other current liabilities	(552)	(4,513)
Deferred income taxes - long-term liabilities	(34,250)	(32,029)
Net deferred tax asset	$184,821	$168,798

At December 31, 2012, the Company had domestic and international net operating loss (NOL) carryforwards of $520,803, resulting in an NOL deferred tax asset of $74,528. Of these NOL carryforwards, $407,827 expires at various times between 2013 and 2033 and $112,976 does not expire. At December 31, 2012, the Company had a domestic foreign tax credit carryforward resulting in a deferred tax asset of $24,263 that will expire between years 2017 and 2020.

The Company has a valuation allowance to reflect the estimated amount of certain foreign and state deferred tax assets that, more likely than not, will not be realized. The net change in total valuation allowance for the years ended December 31, 2012 and 2011 was a decrease of $9,685 and $38,187, respectively. The 2012 reduction in valuation allowance is primarily attributable to the

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2012
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

write off of deferred tax assets and corresponding valuation allowance for dissolved legal entities. The 2011 reduction in valuation allowance is primarily related to a change in circumstances, including sustained profitability in core operations and a favorable outlook that caused a change in judgment about the realization of a deferred tax asset in Brazil.

For the years ended December 31, 2012 and 2011, provisions were made for foreign withholding taxes and estimated U.S. income taxes, less available tax credits, which may be incurred upon the remittance of certain undistributed earnings in foreign subsidiaries and foreign unconsolidated affiliates. Provisions have not been made for income taxes on approximately $900,000 of undistributed earnings at December 31, 2012 in foreign subsidiaries and corporate joint ventures that are deemed permanently reinvested. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable because such liability, if any, depends on certain circumstances existing if and when remittance occurs. A deferred tax liability will be recognized if and when the Company no longer plans to permanently reinvest these undistributed earnings.

NOTE 5:  INVESTMENTS

The Company’s investments, primarily in Brazil, consist of certificates of deposit and U.S. dollar indexed bond funds that are classified as available-for-sale and stated at fair value based upon quoted market prices and net asset values, respectively. Unrealized gains and losses are recorded in OCI. Realized gains and losses are recognized in investment income and are determined using the specific identification method. Realized gains (losses) from the sale of securities, net for the year ended December 31, 2012 and 2011 were $4,523 and $(1,505), respectively. Proceeds from the sale of available-for-sale securities were $50,431 and $52,292 during the years ended December 31, 2012 and 2011, respectively.

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

The Company’s investments, excluding cash surrender value of insurance contracts of $70,318 and $67,699 as of December 31, 2012 and 2011, respectively, consist of the following:

	Cost Basis	Unrealized Gain/(Loss)	Fair Value
As of December 31, 2012
Short-term investments:
Certificates of deposit	$258,518	$—	$258,518
U.S. dollar indexed bond funds	3,249	119	3,368
	$261,767	$119	$261,886
Long-term investments:
Assets held in a rabbi trust	$6,266	$517	$6,783

As of December 31, 2011
Short-term investments:
Certificates of deposit	$269,033	$—	$269,033
U.S. dollar indexed bond funds	16,482	1,338	17,820
	$285,515	$1,338	$286,853
Long-term investments:
Assets held in a rabbi trust	$7,428	$(258)	$7,170

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2012
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

NOTE 6:  FINANCE LEASE RECEIVABLES

The Company provides financing arrangements to customers purchasing its products. These financing arrangements are largely classified and accounted for as sales-type leases. In 2012 and 2011, the Company sold finance lease receivables of $50,255 and $14,987, respectively. In 2010, the Company purchased $33,843 of finance lease receivables.

The following table presents the components of finance lease receivables as of December 31:

	2012	2011
Gross minimum lease receivable	$76,763	$99,808
Allowance for credit losses	(525)	(210)
Estimated unguaranteed residual values	7,508	6,048
	83,746	105,646
Less:
Unearned interest income	(4,771)	(6,190)
Unearned residuals	(1,319)	(1,160)
	(6,090)	(7,350)
Total	$77,656	$98,296

Future minimum payments due from customers under finance lease receivables as of December 31, 2012 are as follows:

2013	$25,283
2014	19,700
2015	16,263
2016	11,418
2017	2,581
Thereafter	1,518
$76,763

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

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2012
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

The following table summarizes the Company’s allowance for credit losses and amount of financing receivables evaluated for impairment:

	Finance Leases	Notes Receivable	Total
Allowance for credit losses
Balance at January 1, 2011	$378	$470	$848
Provision for credit losses	107	2,078	2,185
Recoveries	138	5,455	5,593
Write-offs	(413)	(5,956)	(6,369)
Balance at December 31, 2011	$210	$2,047	$2,257
Provision for credit losses	263	—	263
Recoveries	52	—	52
Write-offs	—	—	—
Balance at December 31, 2012	$525	$2,047	$2,572

The Company's allowance of $2,572 and $2,257 for the years ended December 31, 2012 and 2011, respectively, all resulted from individual impairment evaluation. As of December 31, 2012, finance leases and notes receivables individually evaluated for impairment were $78,181 and $12,855, respectively. As of December 31, 2011, finance leases and notes receivables individually evaluated for impairment were $98,506 and $13,869, respectively.

The Company records interest income and any fees or costs related to financing receivables using the effective interest method over the term of the lease or loan. The Company reviews the aging of its financing receivables to determine past due and delinquent accounts. Credit quality is reviewed at inception and is re-evaluated as needed based on customer specific circumstances. Receivable balances 60 days to 89 days past due are reviewed and may be placed on nonaccrual status based on customer-specific circumstances. Receivable balances are placed on nonaccrual status upon reaching great than 89 days past due. Upon receipt of payment on nonaccrual financing receivables, interest income is recognized and accrual of interest is resumed once the account has been made current or the specific circumstances have been resolved.

As of December 31, 2012 and 2011, the recorded investment in past-due finance lease receivables on nonaccrual status was $2,060 and $1,740, respectively. The recorded investment in finance lease receivables past due 90 days or more and still accruing interest was $0 and $114 as of December 31, 2012 and 2011, respectively. The recorded investment in impaired notes receivable was $2,047 and was fully reserved as of December 31, 2012 and 2011, respectively.

The following table summarizes the Company’s aging of past-due notes receivable balances:

	December 31,
	2012	2011
30-59 days past due	$—	$—
60-89 days past due	—	—
> 89 days past due	1,840	1,495
Total past due	$1,840	$1,495

NOTE 8:  INVENTORIES

The following table summarizes the major classes of inventories as of December 31:

	2012	2011
Finished goods	$183,286	$188,571
Service parts	151,189	152,597
Raw materials and work in process	78,521	99,732
Total inventories	$412,996	$440,900

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2012
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

NOTE 9:  PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment, at cost less accumulated depreciation and amortization as of December 31:

	Estimated Useful Life
	(years)	2012	2011
Land and land improvements	0-15	7,652	7,855
Buildings and building equipment	15	67,533	66,261
Machinery, tools and equipment	5-12	118,663	119,780
Leasehold improvements (1)	10	27,026	24,243
Computer equipment	3-5	83,822	78,543
Computer software	5-10	178,590	170,614
Furniture and fixtures	5-8	79,346	76,962
Tooling	3-5	82,539	80,979
Construction in progress		16,739	17,019
Total property plant and equipment, at cost		661,910	642,256
Less accumulated depreciation and amortization		477,565	449,562
Total property plant and equipment, net		184,345	192,694
(1) The estimated useful life for leasehold improvements is the lesser of 10 years or the term of the lease.

During 2012, 2011 and 2010, depreciation expense, computed on a straight-line basis over the estimated useful lives of the related assets, was $51,447, $50,549 and $51,425, respectively.

During 2012, the Company recorded impairment charges within DNA of $6,701 related to a portion of its global enterprise resource planning (ERP) system. Previously capitalized software and software-related costs were impaired due to changes in the ERP implementation plan related to configuration and design. In addition, the Company recorded an impairment in 2012 of $1,134 related to the Company's decision to cancel the new corporate headquarters project.

NOTE 10:  GOODWILL AND OTHER ASSETS

The changes in carrying amounts of goodwill within the Company’s DNA and DI segments are summarized as follows:

	DNA	DI	Total
Goodwill	$112,163	$377,979	$490,142
Accumulated impairment losses	(13,171)	(207,573)	(220,744)
Balance at January 1, 2011	$98,992	$170,406	$269,398
Currency translation adjustment	(50)	(16,285)	(16,335)
Goodwill	112,113	361,694	473,807
Accumulated impairment losses	(13,171)	(207,573)	(220,744)
Balance at December 31, 2011	$98,942	$154,121	$253,063
Goodwill acquired	—	26,003	26,003
Currency translation adjustment	63	(6,178)	(6,115)
Goodwill	112,176	381,519	493,695
Accumulated impairment losses	(13,171)	(207,573)	(220,744)
Balance at December 31, 2012	$99,005	$173,946	$272,951

In 2012, goodwill was reviewed for impairment based on a two-step test which resulted in no impairment in any of the Company's reporting units. As a result of the 2012 Step 1 impairment test, the Company concluded the Brazil reporting unit had excess fair value of approximately $113,348 or 22.0 percent when compared to its carrying amount. The amount of goodwill in the Company's Brazil reporting unit was $120,571 as of December 31, 2012. All other reporting units had excess fair value greater than 25 percent when compared to their carrying amounts.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2012
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

In 2011, the Company performed a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. In the 2011 qualitative assessment, management concluded that the Company's reporting units were not at risk of failing step one and therefore the two-step impairment test was not performed.

In 2010, goodwill was reviewed for impairment based on a two-step test. In 2010, management concluded that all of the Company’s goodwill within the EMEA reporting unit was not recoverable and recorded a $168,714 non-cash impairment charge during the fourth quarter 2010.

Other Assets Included in other assets are net capitalized computer software development costs of $49,513 and $51,117 as of December 31, 2012 and 2011, respectively. Amortization expense on capitalized software of $18,833, $18,742 and $17,315 was included in product cost of sales for 2012, 2011 and 2010, respectively. Other long-term assets also consist of patents, trademarks and other intangible assets. Where applicable, other assets are stated at cost and, if applicable, are amortized ratably over the relevant contract period or the estimated life of the assets. Fees to renew or extend the term of the Company’s intangible assets are expensed when incurred.
During the year ended December 31, 2012, the Company acquired $15,744 of amortizable intangible assets (refer to note 20) with an estimated weighted-average amortization period of eight years.

Impairment of long-lived assets is recognized when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the expected future undiscounted cash flows are less than the carrying amount of the asset, an impairment loss is recognized at that time to reduce the asset to the lower of its fair value or its net book value.

For the years ended December 31, 2011 and 2010, the Company recorded other asset-related impairment charges within DNA continuing operations of $2,962 and $7,135, respectively. The 2011 impairment charge related to a software intangible asset. The 2010 impairment charges related primarily to customer contract intangible assets and an other than temporary impairment of a cost-method investment.

Investment in Affiliate Investment in the Company’s non-consolidated affiliate was accounted for under the equity method and consists of a 50 percent ownership in Shanghai Diebold King Safe Company, Ltd. The balance of this investment as of December 31, 2012 and 2011 was $1,904 and $11,461, respectively, and fluctuated based on impairment, equity earnings and dividends. Equity earnings from the non-consolidated affiliate are included in miscellaneous, net in the consolidated statements of operations and were $702, $1,813 and $2,982 for the years ended December 31, 2012, 2011 and 2010, respectively. The non-consolidated affiliate declared dividends of $2,329, $2,470 and $2,172 for the years ended December 31, 2012, 2011 and 2010, respectively. During the year ended December 31, 2012, the Company determined the investment was partially impaired and recorded an impairment charge of $7,930, which was allocated to DNA and DI continuing operations. The Company determined the fair value of its investment using level three inputs (refer to note 18) such as price trends, material costs, discount rate, customer demand, and the long term growth rate. Additionally, the Company suspended the equity method of accounting for the investment during the quarter ended September 30, 2012.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2012
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

NOTE 11: DEBT

Outstanding debt balances were as follows:

	December 31,
	2012	2011
Notes payable – current:
Uncommitted lines of credit	$33,916	$21,572
Other	296	150
	$34,212	$21,722
Long-term debt:
Credit facility	$300,000	$291,000
Senior notes	300,000	300,000
Industrial development revenue bonds	11,900	11,900
Other	5,634	3,254
	$617,534	$606,154
As of December 31, 2012, the Company had various short-term uncommitted lines of credit with borrowing limits of $111,337. The weighted-average interest rate on outstanding borrowings on the short-term uncommitted lines of credit as of December 31, 2012 and 2011 was 2.81 percent and 4.23 percent, respectively. The decline in the weighted-average interest rate is attributable to the change in geographic mix of borrowings. Short-term uncommitted lines mature in less than one year. The amount available under the short-term uncommitted lines at December 31, 2012 was $77,421.

In June 2011, the Company entered into a five-year credit facility, which replaced its previous credit facility. As of December 31, 2012, the Company had borrowing limits under the credit facility totaling $500,000. Under the terms of the credit facility agreement, the Company has the ability, subject to various approvals, to increase the borrowing limits by $250,000. Up to $50,000 of the revolving credit facility is available under a swing line subfacility. The weighted-average interest rate on outstanding credit facility borrowings as of December 31, 2012 and 2011 was 1.33 percent and 1.49 percent, respectively, which is variable based on the London Interbank Offered Rate (LIBOR). The amount available under the credit facility as of December 31, 2012 was $200,000. The Company incurred $1,876 of fees related to its credit facility in 2011, which are amortized as a component of interest expense over the term of the facility.

In March 2006, the Company issued senior notes in an aggregate principal amount of $300,000 with a weighted-average fixed interest rate of 5.50 percent. The maturity dates of the senior notes are staggered, with $75,000, $175,000 and $50,000 becoming due in 2013, 2016 and 2018, respectively. Additionally, the Company entered into a pre-issuance cash flow hedge to offset interest rate risk on $200,000 of the senior notes, which reduced the effective interest rate from 5.50 to 5.36 percent.

Maturities of debt as of December 31, 2012 are as follows: $109,212 in 2013, $1,351 in 2014, $1,086 in 2015, $476,662 in 2016, $13,428 in 2017 and $50,007 thereafter. As of December 31, 2012, although due within twelve months, $75,000 of the senior notes remain classified as long-term debt because of the Company's intent and ability to fund the repayment using amounts available under its credit facility. Interest expense on the Company’s debt instruments for the years ended December 31, 2012, 2011 and 2010 was $23,454, $26,002 and $27,520, respectively.

In 1997, industrial development revenue bonds were issued on behalf of the Company. The proceeds from the bond issuances were used to construct new manufacturing facilities in the United States. The Company guaranteed the payments of principal and interest on the bonds by obtaining letters of credit. The bonds were issued with a 20-year original term and are scheduled to mature in 2017. Each industrial development revenue bond carries a variable interest rate, which is reset weekly by the remarketing agents. The weighted-average interest rate on the bonds was 0.49 percent and 0.77 percent as of December 31, 2012 and 2011, respectively. Interest expense on the bonds for the years ended December 31, 2012, 2011 and 2010 was $88, $88 and $72, respectively.

The Company’s financing agreements contain various restrictive financial covenants, including net debt to capitalization and net interest coverage ratios. As of December 31, 2012, the Company was in compliance with the financial and other covenants in its debt agreements.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2012
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

NOTE 12:  BENEFIT PLANS

Qualified Pension Benefits Plans that cover salaried employees provide pension benefits based on the employee’s compensation during the ten years before retirement. The Company’s funding policy for salaried plans is to contribute annually based on actuarial projections and applicable regulations. During the fourth quarter of 2012, $62,754 of pension plan assets were distributed to certain deferred terminated vested participants to settle certain salary plan liabilities which resulted in $21,907 of additional pension expense recognized in selling and administrative expense within the Company's statement of operations. Plans covering hourly employees and union members generally provide benefits of stated amounts for each year of service. The Company’s funding policy for hourly plans is to make at least the minimum annual contributions required by applicable regulations. Employees of the Company’s operations in countries outside of the United States participate to varying degrees in local pension plans, which in the aggregate are not significant.

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
FORM 10-K as of December 31, 2012
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

The following tables set forth the change in benefit obligation, change in plan assets, funded status, consolidated balance sheet presentation and net periodic benefit cost for the Company’s defined benefit pension plans and other benefits at and for the years ended December 31:

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Change in benefit obligation
Benefit obligation at beginning of year	$636,210	$552,760	$17,022	$16,885
Service cost	11,446	10,854	—	—
Interest cost	31,831	31,491	814	930
Actuarial loss (gain)	96,016	63,079	(414)	1,277
Plan participant contributions	—	—	79	114
Medicare retiree drug subsidy reimbursements	—	—	166	177
Benefits paid	(23,909)	(21,932)	(1,940)	(2,361)
Settlements	(77,910)	—	—	—
Other	27	(42)	—	—
Benefit obligation at end of year	$673,711	$636,210	$15,727	$17,022

Change in plan assets
Fair value of plan assets at beginning of year	$485,489	$450,632	$—	$—
Actual return on plan assets	58,560	33,471	—	—
Employer contributions	15,711	23,318	1,861	2,247
Plan participant contributions	—	—	79	114
Benefits paid	(23,909)	(21,932)	(1,940)	(2,361)
Settlements	(62,754)	—	—	—
Fair value of plan assets at end of year	$473,097	$485,489	$—	$—

Funded status	$(200,614)	$(150,721)	$(15,727)	$(17,022)

Amounts recognized in balance sheets
Current liabilities	$2,931	$2,846	$1,574	$1,693
Noncurrent liabilities (1)	197,683	147,875	14,153	15,329
Accumulated other comprehensive loss:
Unrecognized net actuarial loss (2)	(238,144)	(213,712)	(4,982)	(5,884)
Unrecognized prior service cost (benefit) (2)	(1,679)	(1,935)	933	1,450
Net amount recognized	$(39,209)	$(64,926)	$11,678	$12,588

Change in accumulated other comprehensive loss
Balance at beginning of year	$(215,647)	$(155,050)	$(4,434)	$(3,029)
Prior service cost (credit) recognized during the year	258	259	(517)	(517)
Net actuarial losses recognized during the year	16,777	9,497	488	389
Net actuarial (losses) gains occurring during the year	(63,118)	(70,353)	414	(1,277)
Settlements	21,907	—	—	—
Balance at end of year	$(239,823)	$(215,647)	$(4,049)	$(4,434)

(1)	Included in the consolidated balance sheets in pensions and other benefits and other postretirement benefits are international plans.

(2)	Represents amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2012
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

	Pension Benefits			Other Benefits
	2012	2011	2010	2012	2011	2010
Components of net periodic benefit cost
Service cost	$11,446	$10,854	$9,994	$—	$—	$—
Interest cost	31,831	31,491	30,723	814	930	993
Expected return on plan assets	(40,821)	(40,735)	(38,412)	—	—	—
Amortization of prior service cost (1)	258	259	197	(517)	(517)	(517)
Recognized net actuarial loss	16,777	9,497	5,688	488	389	284
Settlement loss	21,907	—	—	—	—	—
Net periodic pension benefit cost	$41,398	$11,366	$8,190	$785	$802	$760

(1)
The annual amortization of prior service cost is determined as the increase in projected benefit obligation due to the plan change divided by the average remaining service period of participating employees expected to receive benefits under the plan.

The following table represents information for pension plans with an accumulated benefit obligation in excess of plan assets at December 31:

	2012	2011
Projected benefit obligation	$673,711	$636,210
Accumulated benefit obligation	605,424	580,200
Fair value of plan assets	473,097	485,489

The following table represents the weighted-average assumptions used to determine benefit obligations at December 31:

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Discount rate	4.21%	5.04%	4.21%	5.04%
Rate of compensation increase	3.25%	3.25%	N/A	N/A

The following table represents the weighted-average assumptions used to determine periodic benefit cost at December 31:

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Discount rate	5.04%	5.83%	5.04%	5.83%
Expected long-term return on plan assets	8.25%	8.50%	N/A	N/A
Rate of compensation increase	3.25%	3.25%	N/A	N/A

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

The following table represents assumed health care cost trend rates at December 31:

	2012	2011
Healthcare cost trend rate assumed for next year	8.0%	8.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.2%	4.2%
Year that rate reaches ultimate trend rate	2099	2099

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2012
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

The healthcare trend rates are reviewed based upon the results of actual claims experience. The Company used healthcare cost trends of 8.0 percent and 8.0 percent in 2013 and 2012, respectively, decreasing to an ultimate trend of 4.2 percent in 2099 for both medical and prescription drug benefits using the Society of Actuaries Long Term Trend Model with assumptions based on the 2008 Medicare Trustees’ projections. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans.

A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

	One-Percentage-Point Increase	One-Percentage-Point Decrease
Effect on total of service and interest cost	$51	$(46)
Effect on postretirement benefit obligation	911	(825)

The Company has a pension investment policy designed to achieve an adequate funded status based on expected benefit payouts and to establish an asset allocation that will meet or exceed the return assumption while maintaining a prudent level of risk. The plans' target asset allocation adjusts based on the plan's funded status. As the funded status improves or declines, the debt security target allocation will increase and decrease, respectively. The Company utilizes the services of an outside consultant in performing asset / liability modeling, setting appropriate asset allocation targets along with selecting and monitoring professional investment managers.

The plan assets are invested in equity and fixed income securities, alternative assets and cash. Within the equities asset class, the investment policy provides for investments in a broad range of publicly-traded securities including both domestic and international stocks diversified by value, growth and cap size. Within the fixed income asset class, the investment policy provides for investments in a broad range of publicly-traded debt securities with a substantial portion allocated to a long duration strategy in order to partially offset interest rate risk relative to the plans’ liabilities. The alternative asset class includes investments in diversified strategies with a stable and proven track record and low correlation to the U.S. stock market.

The following table summarizes the Company’s target mix for these asset classes in 2013, which are readjusted at least quarterly within a defined range, and the Company’s actual pension plan asset allocation as of December 31, 2012 and 2011:

	Target Allocation Percentage	Actual Allocation Percentage
	2013	2012	2011
Equity securities	45%	44%	35%
Debt securities	40%	39%	51%
Real estate	5%	5%	4%
Other	10%	12%	10%
Total	100%	100%	100%

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

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2012
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

The following table summarizes the fair value of the Company’s plan assets as of December 31, 2012:

	Fair Value	Level 1	Level 2	Level 3
Cash and other	$2,940	$2,940	$—	$—
Mutual funds:
U.S. mid growth	18,898	18,898	—	—
Equity securities:
U.S. mid cap value	17,106	17,106	—	—
U.S. small cap core	22,142	22,142	—	—
International developed markets	47,900	47,900	—	—
Fixed income securities:
U.S. corporate bonds	64,835	—	64,835	—
International corporate bonds	1,873	—	1,873	—
U.S. government	2,010	—	2,010	—
Other fixed income	624	—	624	—
Emerging markets	23,292	—	23,292	—
Common collective trusts:
Real estate (a)	25,162	—	—	25,162
Other (b)	194,594	—	194,594	—
Alternative investments:
Multi-strategy hedge funds (c)	28,377	—	—	28,377
Private equity funds (d)	23,344	—	—	23,344
	$473,097	$108,986	$287,228	$76,883

The following table summarizes the fair value of the Company’s plan assets as of December 31, 2011:

	Fair Value	Level 1	Level 2	Level 3
Cash and other	$50,389	$50,389	$—	$—
Mutual funds:
U.S. mid growth	15,771	15,771	—	—
Equity securities:
U.S. mid cap value	14,672	14,672	—	—
U.S. small cap core	17,253	17,253	—	—
International developed markets	37,345	37,345	—	—
Fixed income securities:
U.S. corporate bonds	68,356	—	68,356	—
International corporate bonds	2,316	—	2,316	—
U.S. government	3,436	—	3,436	—
Other fixed income	598	—	598	—
Emerging markets	17,334	—	17,334	—
Common collective trusts:
Real estate (a)	16,443	—	—	16,443
Other (b)	191,421	—	191,421	—
Alternative investments:
Multi-strategy hedge funds (c)	26,605	—	—	26,605
Private equity funds (d)	23,550	—	—	23,550
Total	$485,489	$135,430	$283,461	$66,598

(a)
Real estate common collective trust The objective of the real estate common collective trust (CCT) is to achieve long-term returns through investments in a broadly diversified portfolio of improved properties with stabilized occupancies. As of December 31, 2012, investments in this CCT include approximately 43 percent office, 21 percent residential, 19 percent industrial, cash and other and 17 percent retail. As of December 31, 2011 investments in this CCT include approximately 46 percent office, 23 percent residential, 19 percent retail and 12 percent industrial, cash and other. Investments in the real estate CCT can be redeemed once per quarter subject to available cash, with a 45-day notice.

(b)
Other common collective trusts At December 31, 2012, approximately 60 percent of the other CCTs are invested in fixed income securities including approximately 27 percent in mortgage-backed securities, 42 percent in corporate bonds and 31 percent in U.S. Treasury and other. Approximately 40 percent of the other CCTs at December 31, 2012 are invested in Russell 1000 Fund large cap index funds. At December 31,

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2012
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

2011, approximately 64 percent of the other CCTs are invested in fixed-income securities including approximately 35 percent in mortgage-backed securities, 45 percent in corporate bonds and 20 percent in U.S. Treasury and other. Approximately 36 percent of the other CCTs at December 31, 2011 are invested in Russell 1000 Fund large cap index funds. Investments in fixed-income securities can be redeemed daily.

(c)
Multi-strategy hedge funds The objective of the multi-strategy hedge funds is to diversify risks and reduce volatility. At December 31, 2012 and 2011, investments in this class include approximately 35 percent long/short equity in both periods, 40 percent and 35 percent, respectively, arbitrage and event investments and 25 percent and 30 percent, respectively, in directional trading, fixed income and other. Investments in the multi-strategy hedge fund can be redeemed semi-annually with a 95-day notice.

(d)
Private equity funds The objective of the private equity funds is to achieve long-term returns through investments in a diversified portfolio of private equity limited partnerships that offer a variety of investment strategies, targeting low volatility and low correlation to traditional asset classes. As of December 31, 2012 and 2011, investments in these private equity funds include approximately 50 percent in both years, in buyout private equity funds that usually invest in mature companies with established business plans, 25 percent and 30 percent, respectively, in special situations private equity and debt funds that focus on niche investment strategies and 25 percent and 20 percent, respectively, in venture private equity funds that invest in early development or expansion of business. Investments in the private equity fund can be redeemed only with written consent from the general partner, which may or may not be granted. At December 31, 2012 and 2011, the Company had unfunded commitments of underlying funds of $5,529 and $5,618.

The following table summarizes the changes in fair value of level 3 assets for the years ended December 31:

	2012	2011
Balance, January 1	$66,598	$56,775
Acquisitions	6,088	5,394
Dispositions	(2,479)	(1,536)
Realized gain, net	3,432	537
Unrealized gain, net	3,244	5,428
Balance, December 31	$76,883	$66,598

The following table represents the amortization amounts expected to be recognized during 2013:

	Pension Benefits	Other Benefits
Amount of net prior service cost (credit)	$258	$(488)
Amount of net loss	21,377	422

The Company contributed $15,711 to its pension plans, including contributions to the nonqualified plan, and $1,861 to its other postretirement benefit plan during the year ended December 31, 2012. Also, the Company expects to contribute $3,343 to its pension plans, including the nonqualified plan, and $1,798 to its other postretirement benefit plan during the year ending December 31, 2013. The following benefit payments, which reflect expected future service, are expected to be paid:

	Pension Benefits	Other Benefits before Medicare Part D Subsidy	Other Benefits after Medicare Part D Subsidy
2013	$24,741	$1,798	$1,607
2014	27,556	1,771	1,585
2015	28,051	1,716	1,532
2016	29,662	1,660	1,484
2017	31,147	1,600	1,432
2018-2022	183,750	6,773	6,076

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2012
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

	Employees hired prior to July 1, 2003	Employees hired on or after July 1, 2003
Effective April 1, 2009 - December 31, 2010	None	30% of first 6%
Effective January 1, 2011 - December 31, 2011	25% of first 6%	55% of first 6%
Effective January 1, 2012 - December 31, 2012	30% of first 6%	60% of first 6%

The Company match is determined by the Board of Directors and evaluated at least annually. Total Company match was $8,357, $6,483 and $1,895 for the years ended December 31, 2012, 2011 and 2010, respectively.

Deferred Compensation Plans The Company has deferred compensation plans that enable certain employees to defer receipt of a portion of their cash bonus or share-based compensation and non-employee directors to defer receipt of director fees at the participants’ discretion. For deferred cash-based compensation, the Company established a rabbi trust which is recorded at fair value of the underlying securities within securities and other investments. The related deferred compensation liability is recorded at fair value within other long-term liabilities. Realized and unrealized gains and losses on marketable securities in the rabbi trust are recognized in investment income with corresponding changes in the Company’s deferred compensation obligation recorded as compensation cost within selling and administrative expense.

NOTE 13:  LEASES

The Company’s future minimum lease payments due under non-cancellable operating leases for real estate, vehicles and other equipment at December 31, 2012 are as follows:

	Total	Real Estate	Vehicles and Equipment (a)
2013	$41,932	$31,358	$10,574
2014	31,432	26,686	4,746
2015	25,763	22,655	3,108
2016	20,506	19,150	1,356
2017	15,153	14,674	479
Thereafter	89,419	88,553	866
	$224,205	$203,076	$21,129

(a) The Company leases vehicles with contractual terms of 36 to 60 months that are cancellable after 12 months without penalty. Future minimum lease payments reflect only the minimum payments during the initial 12-month non-cancellable term.

Under lease agreements that contain escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term. Rental expense under all lease agreements amounted to approximately $74,849, $73,801 and $69,448 for the years ended December 31, 2012, 2011 and 2010, respectively.

NOTE 14:  GUARANTEES AND PRODUCT WARRANTIES

In 1997, industrial development revenue bonds were issued on behalf of the Company. The Company guaranteed repayment of the bonds (refer to note 11) by obtaining letters of credit. The carrying value of the bonds was $11,900 as of December 31, 2012 and 2011.

The Company provides its global operations guarantees and standby letters of credit through various financial institutions to suppliers, regulatory agencies and insurance providers. If the Company is not able to make payment, the suppliers, regulatory agencies and insurance providers may draw on the pertinent bank. At December 31, 2012, the maximum future payment obligations relative to these various guarantees totaled $80,662, of which $23,435 represented standby letters of credit to insurance providers,

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2012
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

and no associated liability was recorded. At December 31, 2011, the maximum future payment obligations relative to these various guarantees totaled $71,321 of which $22,623 represented standby letters of credit to insurance providers, and no associated liability was recorded.

The Company provides its customers a standard manufacturer’s warranty and records, at the time of the sale, a corresponding estimated liability for potential warranty costs. Estimated future obligations due to warranty claims are based upon historical factors such as labor rates, average repair time, travel time, number of service calls per machine and cost of replacement parts.

Changes in the Company’s warranty liability balance are illustrated in the following table:

	2012	2011
Balance at January 1	$63,355	$78,313
Current period accruals (1)	74,015	49,825
Current period settlements	(55,619)	(64,783)
Balance at December 31	$81,751	$63,355
(1) Includes the impact of foreign exchange rate fluctuations.

NOTE 15:  COMMITMENTS AND CONTINGENCIES

At December 31, 2012, the Company had purchase commitments due within one year totaling $9,772 for materials through contract manufacturing agreements at negotiated prices. The amounts purchased under these obligations totaled $4,009 in 2012.

At December 31, 2012, the Company was a party to several lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the Company’s consolidated financial statements would not be materially affected by the outcome of those legal proceedings, commitments, or asserted claims.

In addition to the routine legal proceedings noted above the Company was a party to the lawsuits described below at December 31, 2012:

Brazilian Federal Indirect Tax Assessment
In August 2012, one of the Company's Brazilian subsidiaries was notified of a tax assessment of approximately $133,000, including penalties and interest, regarding certain Brazilian federal indirect taxes (Industrialized Products Tax, Import Tax, Programa de Integração Social and Contribution to Social Security Financing) for 2008 and 2009. The assessment alleges improper importation of certain components into the country's free trade zone that would nullify certain indirect tax incentives. On September 10, 2012, the Company filed its administrative defenses with the tax authorities. This proceeding is currently pending an administrative level decision, which could negatively impact Brazilian federal indirect taxes in other years that remain open under statute. It is reasonably possible that the Company could be required to pay taxes, penalties and interest related to this matter, which could be material to the Company's consolidated financial statements. Management believes that the possible range of loss associated with the Brazilian federal indirect tax assessment is $0 to $236,000.

Securities Action
On June 30, 2010, a shareholder filed a putative class action complaint in the United States District Court for the Northern District of Ohio alleging violations of the federal securities laws against the Company, certain current and former officers, and the Company's independent auditors (Louisiana Municipal Police Employees Retirement System v. KPMG et al., No. 10-CV-1461). The complaint seeks unspecified compensatory damages on behalf of a class of persons who purchased the Company's stock between June 30, 2005 and January 15, 2008 and fees and expenses related to the lawsuit. The complaint generally relates to the matters set forth in the court documents filed by the SEC in June 2010 finalizing the settlement of civil charges stemming from the investigation of the Company conducted by the Division of Enforcement of the SEC. It is reasonably possible that the resolution of this putative federal securities class action could be material to the Company's consolidated financial statements; however, management believes that any possible loss or range of loss cannot be estimated.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2012
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

The Company has voluntarily self-reported its findings to the SEC and the U.S. Department of Justice (DOJ) and is cooperating with these agencies in their review. The Company was previously informed that the SEC's inquiry had been converted to a formal, non-public investigation. The Company also received a subpoena for documents from the SEC and a voluntary request for documents from the DOJ in connection with the investigation. During the fourth quarter of 2012, the Company recorded $16,750 within miscellaneous, net of estimated pre-tax losses related to the potential outcome of this matter, resulting in a total accrual of $20,000 as of December 31, 2012. Because the SEC and DOJ investigations are ongoing, there can be no assurance that their review will not find evidence of additional transactions that potentially implicate the FCPA. The Company is continuing its discussions with the government toward a resolution to this matter. At this time, the Company cannot predict the results of the government investigations, and it is reasonably possible that the resolution of these matters with the SEC and the DOJ could result in changes in management's estimates of losses, which could be material to the Company’s consolidated financial statements.

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

FOREIGN EXCHANGE
Net Investment Hedges The Company has international subsidiaries with net balance sheet positions that generate cumulative translation adjustments within OCI. The Company uses derivatives to manage potential changes in value of its net investments in Brazil. The Company uses the forward-to-forward method for its quarterly retrospective and prospective assessments of hedge effectiveness. No ineffectiveness results if the notional amount of the derivative matches the portion of the net investment designated as being hedged because the Company uses derivative instruments with underlying exchange rates consistent with its functional currency and the functional currency of the hedged net investment. Changes in value that are deemed effective are accumulated in OCI until complete liquidation of the subsidiary, when they would be reclassified to income together with the gain or loss on the entire investment. The fair value of the Company’s net investment hedge contracts was $0 and $1,768 as of December 31, 2012 and 2011, respectively. The gain recognized in OCI on net investment hedge contracts was $3,021 and $1,768 for the years ended December 31, 2012 and 2011, respectively.

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

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2012
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

Company’s non-designated foreign exchange forward contracts was $47 and $(1,558) as of December 31, 2012 and 2011, respectively.

The following table summarizes the gain (loss) recognized on non-designated foreign exchange derivative instruments for the years ended December 31:

	2012	2011
Interest expense	$(4,934)	$(7,441)
Foreign exchange gain (loss), net	(2,852)	8,016
	$(7,786)	$575

INTEREST RATE
Cash Flow Hedges The Company has variable rate debt and is subject to fluctuations in interest related cash flows due to changes in market interest rates. The Company’s policy allows derivative instruments designated as cash flow hedges that fix a portion of future variable-rate interest expense. As of December 31, 2012, the Company has two pay-fixed receive-variable interest rate swaps, with a notional amount totaling $50,000, to hedge against changes in the LIBOR benchmark interest rate on a portion of the Company’s LIBOR-based borrowings. Changes in value that are deemed effective are accumulated in OCI and reclassified to interest expense when the hedged interest is accrued. To the extent that it becomes probable that the Company’s variable rate borrowings will not occur, the gains or losses on the related cash flow hedges will be reclassified from OCI to interest expense. The fair value of the Company’s interest rate contracts was $(3,558) and $(3,796) as of December 31, 2012 and 2011, respectively.

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

The gain or loss recognized on designated cash flow hedge derivative instruments for the years ended December 31, 2012 and 2011 were not material. Gains and losses related to interest rate contracts are reclassified from accumulated OCI are recorded in interest expenses on the statement of income. The Company anticipates reclassifying $933 from other comprehensive income to interest expense within the next 12 months.

NOTE 17:  RESTRUCTURING AND OTHER CHARGES

The following table summarizes the impact of Company’s restructuring charges (accrual adjustments) on the consolidated statements of operations for the years ended December 31:

	2012	2011	2010
Cost of sales - services	$6,226	$10,678	$540
Cost of sales - products	(1,849)	3,905	1,163
Selling and administrative expense	9,037	11,607	3,809
Research, development and engineering expense	1,827	(8)	(143)
Gain on sale of real estate	—	—	(1,186)
	$15,241	$26,182	$4,183

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2012
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

The following table summarizes the Company’s restructuring charges (accrual adjustments) within continuing operations by reporting segment for the years ended December 31:

	2012	2011	2010
DNA
Severance	$10,773	$4,000	$3,226
Other	—	239	368
Gain on sale of real estate	—	—	(1,186)
DI
Severance	4,112	19,284	1,315
Other (1)	356	2,659	460
Total	$15,241	$26,182	$4,183

(1)	Other costs in the DI segment for the year ended December 31, 2011 include legal fees, accelerated depreciation and lease termination fees.
Restructuring charges of $15,633 for the year ended December 31, 2012 related to the Company’s global realignment plan, including realignment of resources and certain international facilities to better support opportunities in target markets and leverage software-led services technology to support customers in efforts to optimize overall operational performance. As of December 31, 2012, the Company anticipates additional restructuring costs of $4,000. As management concludes on certain aspects of the global shared services plan, the anticipated future costs related to this plan are subject to change.
Restructuring charges of $3,097 for the year ended December 31, 2012 related to the Company’s global shared services plan, which entails expanding the Company's current information technology (IT) center in India to create a global shared services center that provides centralized IT and financial services for the Company. Expanding the shared services center requires transferring IT and financial services-related jobs residing in other geographies. As of December 31, 2012, the Company anticipates additional restructuring costs of $6,000. As management concludes on certain aspects of the global shared services plan, the anticipated future costs related to this plan are subject to change.

Restructuring (accrual adjustments) charges, net of $(2,986) and $19,450 for the year ended December 31, 2012 and 2011, respectively, related to the Company’s plan for the EMEA reorganization, which realigns resources and further leverages the existing shared services center. As of December 31, 2012, the Company does not expect any material remaining costs related to this plan.

Restructuring charges of $0, $1,057 and $4,059 for the years ended December 31, 2012, 2011 and 2010, respectively, related to reductions in the Company’s global workforce, including realignment of the organization and resources to better support opportunities in emerging growth markets and consolidation of certain international facilities in efforts to optimize overall operational performance. Company does not expect any material remaining costs related to this workforce reduction.

Other net restructuring (accrual adjustments) charges, net were $(503), $5,675 and $124 for the years ended December 31, 2012, 2011 and 2010, respectively. Other restructuring charges for 2011 related primarily to realignment in North American operations.

The following table summarizes the Company’s cumulative total restructuring costs for the significant plans:

	Global Realignment	Global Shared Services	EMEA Reorganization
Costs incurred to date:
DNA	$8,774	$2,808	$—
DI	6,859	289	16,464
Total costs incurred to date	$15,633	$3,097	$16,464

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2012
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

The following table summarizes the Company’s restructuring accrual balances and related activity:

Balance at January 1, 2010	$21,917
Liabilities incurred	5,369
Liabilities paid/settled	(23,946)
Balance at December 31, 2010	$3,340
Liabilities incurred	26,182
Liabilities paid/settled	(19,386)
Balance at December 31, 2011	$10,136
Liabilities incurred	15,241
Liabilities paid/settled	(13,533)
Balance at December 31, 2012	$11,844

Other Charges
Other charges consist of items that the Company has determined are non-routine in nature and are not expected to recur in future operations. Net non-routine expenses of $42,328, $14,981 and $16,234 impacted the years ended December 31, 2012, 2011 and 2010, respectively. Net non-routine expenses for 2012 primarily related to the FCPA investigation, including $16,750 within miscellaneous, net of estimated pre-tax losses related to the potential outcome of this matter. In addition, the Company incurred $21,907 of pre-tax non-routine expenses related to early pension buy-out payments made to certain deferred terminated vested participants (refer to note 12) recorded within selling and administrative expense. Net non-routine expenses for 2011 consisted primarily of legal and compliance costs related to the FCPA investigation and were recorded in selling and administrative expense and miscellaneous, net. Net non-routine expenses for 2010 consisted primarily of a settlement and legal fees related to a previously disclosed employment class-action lawsuit as well as legal and compliance costs related to the FCPA investigation.

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
FORM 10-K as of December 31, 2012
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

Summary of Assets and Liabilities Recorded at Fair Market Value

Refer to note 12 for assets held in the Company’s defined pension plans, which are measured at fair value. Assets and liabilities subject to fair value measurement are as follows:

	December 31, 2012			December 31, 2011
		Fair Value Measurements Using			Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Assets
Short-term investments:
Certificates of deposit	$258,518	$258,518	$—	$269,033	$269,033	$—
U.S. dollar indexed bond funds	3,368	—	3,368	17,820	—	17,820
Assets held in a rabbi trust	6,783	6,783	—	7,170	7,170	—
Foreign exchange forward contracts	960	—	960	2,193	—	2,193
Total	$269,629	$265,301	$4,328	$296,216	$276,203	$20,013

Liabilities
Deferred compensation	$6,783	$6,783	$—	$7,170	$7,170	$—
Foreign exchange forward contracts	913	—	913	1,983	—	1,983
Interest rate swaps	3,558	—	3,558	3,796	—	3,796
Total	$11,254	$6,783	$4,471	$12,949	$7,170	$5,779

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

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2012
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

Summary of Assets and Liabilities Recorded at Carrying Value

The fair value of the Company’s cash and cash equivalents, trade receivables and accounts payable, approximates the carrying value due to the relative short maturity of these instruments. Refer to note 10 related to the Company's investment in a non-consolidated affiliate. The fair value and carrying value of the Company’s debt instruments are summarized as follows:

	December 31, 2012		December 31, 2011
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes payable	$34,212	$34,212	$21,722	$21,722
Long-term debt	630,450	617,534	612,551	606,154
Total debt instruments	$664,662	$651,746	$634,273	$627,876
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

The DNA segment services and sells financial and retail systems in the United States and Canada. The DI segment services and sells financial and retail systems over the remainder of the globe as well as voting and lottery solutions in Brazil. Each segment buys the goods it sells from the Company’s manufacturing plants or through external suppliers. Each year, intercompany pricing is agreed upon which drives operating profit contribution.

The reconciliation between segment information and the consolidated financial statements is disclosed. Revenue summaries by geographic area and service and product solutions are also disclosed. Certain information not routinely used in the management of the DNA and DI segments, information not allocated back to the segments or information that is impractical to report is not shown. Items not allocated are as follows: investment income; interest expense; equity in the net income of investees accounted for by the equity method; miscellaneous, net; foreign exchange gains and losses; income tax expense or benefit; and discontinued operations.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2012
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

The following table represents information regarding the Company’s segment information for the years ended December 31:

SEGMENT INFORMATION BY CHANNEL

	2012	2011	2010
DNA
Customer revenues	$1,590,532	$1,405,018	$1,320,581
Intersegment revenues	57,240	73,399	93,600
Operating profit	103,596	123,033	81,022
Capital expenditures	29,554	23,131	33,043
Depreciation and amortization	55,260	52,109	50,638
Property, plant and equipment, at cost	471,835	461,452	460,429
Total assets	992,977	1,018,907	1,016,138

DI
Customer revenues	1,401,161	1,430,830	1,503,212
Intersegment revenues	48,121	63,318	44,445
Operating profit (loss)	21,116	32,561	(82,824)
Capital expenditures	20,188	31,622	18,255
Depreciation and amortization	23,384	27,746	28,615
Property, plant and equipment, at cost	190,075	180,804	185,806
Total assets	1,600,010	1,498,536	1,503,652

TOTAL
Customer revenues	2,991,693	2,835,848	2,823,793
Intersegment revenues	105,361	136,717	138,045
Operating profit (loss)	124,712	155,594	(1,802)
Capital expenditures	49,742	54,753	51,298
Depreciation and amortization	78,644	79,855	79,253
Property, plant and equipment, at cost	661,910	642,256	646,235
Total assets	2,592,987	2,517,443	2,519,790

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2012
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

The following table represents information regarding the Company’s revenue by geographic region and by service and product solution for the years ended December 31:

	2012	2011	2010
Revenue summary by geography
Diebold North America	$1,590,532	$1,405,018	$1,320,581
Diebold International:
Latin America including Brazil	648,130	662,805	770,691
Asia Pacific	427,542	422,491	380,970
Europe, Middle East and Africa	325,489	345,534	351,551
Total Diebold International	1,401,161	1,430,830	1,503,212
Total customer revenues	$2,991,693	$2,835,848	$2,823,793

Total customer revenues
domestic vs. international
Domestic	$1,533,674	$1,341,167	$1,262,914
Percentage of total revenue	51.3%	47.3%	44.7%
International	1,458,019	1,494,681	1,560,879
Percentage of total revenue	48.7%	52.7%	55.3%
Total customer revenues	$2,991,693	$2,835,848	$2,823,793

Revenue summary
by service and product solution
Financial self-service:
Services	$1,199,325	$1,140,872	$1,086,569
Products	1,112,576	996,673	959,820
Total financial self-service	2,311,901	2,137,545	2,046,389
Security:
Services	427,007	411,474	406,831
Products	196,630	194,028	223,514
Total security	623,637	605,502	630,345
Total financial self-service & security	2,935,538	2,743,047	2,676,734
Election and lottery systems	56,155	92,801	147,059
Total customer revenues	$2,991,693	$2,835,848	$2,823,793

The Company had no customers that accounted for more than 10 percent of total net sales in 2012, 2011 and 2010.

NOTE 20: ACQUISITION
In August 2012, the Company acquired 100 percent of the equity interest in GAS Tecnologia (GAS), a Brazilian Internet banking, online payment and mobile banking security company for a total purchase price of approximately $39,000. Total purchase price included holdback payments to be made over the next three years of approximately $12,000, which was recorded in other long-term liabilities at December 31, 2012. The GAS solutions aim to prevent various types of fraud, such as phishing, pharming and key logging. GAS also offers clients a security information database service – a consulting service that allows clients to stay up-to-date and educated on current threats in the industry. Upon acquisition, GAS was integrated into the Company's DI security business. At December 31, 2012, the Company was still in the process of finalizing purchase accounting with respect to opening balance sheet valuations, amortizable intangible assets and goodwill resulting from the acquisition were estimated to be $16,000 and $26,000, respectively.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2012
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

Annual net sales for GAS in 2011 were approximately $14,000. Net sales and earnings of GAS included in the consolidated statements of operations for the year ended December 31, 2012 were not significant.

NOTE 21:  DISCONTINUED OPERATIONS

Included in (loss) income from discontinued operations in 2012 was the realization of the currency translation adjustment balance on the Company's liquidated EMEA-based security business which was discontinued in 2008. Included in (loss) income from discontinued operations in 2011 and 2010 were accrual adjustment benefits and costs related to the Company's U.S.-based election systems business. During the third quarter of 2010, the Company finalized and filed its 2009 consolidated U.S. federal tax return and recorded an additional tax benefit of $2,147 included within discontinued operations.

NOTE 22:  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table presents selected unaudited quarterly financial information for the years ended December 31:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2012	2011	2012	2011	2012	2011	2012	2011
Net sales	$698,491	$614,157	$743,188	$662,382	$709,919	$709,322	$840,095	$849,987
Gross profit	193,240	149,404	185,569	169,490	173,210	194,386	184,134	222,649
Income (loss) from continuing operations	45,965	4,146	27,792	21,602	18,064	42,782	(4,300)	83,047
(Loss) income from discontinued operations, net of tax	—	(11)	—	529	—	—	(3,125)	5
Net income (loss)	45,965	4,135	27,792	22,131	18,064	42,782	(7,425)	83,052
Net income attributable to noncontrolling interests	802	1,634	1,290	1,327	630	1,027	3,220	3,297
Net income (loss) attributable to Diebold, Incorporated	$45,163	$2,501	$26,502	$20,804	$17,434	$41,755	$(10,645)	$79,755
Basic earnings per share:
Income (loss) from continuing operations, net of tax	0.72	0.04	0.42	0.31	0.28	0.66	(0.12)	1.27
Income (loss) from discontinued operations, net of tax	—	—	—	0.01	—	—	(0.05)	—
Net income (loss) attributable to Diebold, Incorporated	$0.72	$0.04	$0.42	$0.32	$0.28	$0.66	$(0.17)	$1.27
Diluted earnings per share:
Income (loss) from continuing operations, net of tax	$0.71	$0.04	$0.41	$0.31	$0.27	$0.65	$(0.12)	$1.26
Income (loss) from discontinued operations, net of tax	—	—	—	0.01	—	—	(0.05)	—
Net income (loss) attributable to Diebold, Incorporated	$0.71	$0.04	$0.41	$0.32	$0.27	$0.65	$(0.17)	$1.26
Basic weighted-average shares outstanding (in thousands)	62,725	65,762	63,064	65,028	63,211	63,626	63,230	62,599
Diluted weighted-average shares outstanding (in thousands) (1)	63,333	66,230	64,035	65,482	64,134	64,186	63,230	63,300
(1) incremental shares of 786,000 were excluded from the computation of diluted EPS for the quarter ended December 31, 2012 because their effect is anti-dilutive due to the loss from continuing operations.

Loss from continuing operations for the fourth quarter 2012 was negatively impacted by $21,907 related to early pension buyouts (refer to note 12) and $16,750 of pre-tax FCPA losses (refer to note 15). Income from continuing operations for the fourth quarter 2011 was positively impacted by an approximately $28,000 tax valuation allowance released in Brazil (refer to note 4).

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2012
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

NOTE 23:  SUBSEQUENT EVENTS

Departure of Executive Officers Effective January 19, 2013, Thomas W. Swidarski stepped down from his positions as the President and Chief Executive Officer of the Company and resigned from the Company's Board of Directors. Effective January 23, 2013, the Board of Directors of the Company and Charles E. Ducey, Jr. agreed that Mr. Ducey would step down as Executive Vice President, North American Operations. As a result of these actions, the Company anticipates recording executive severance costs of approximately $9,000 within selling and administrative expense during the quarter ended March 31, 2013, including accelerated share-based compensation expense of approximately $3,000.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A: CONTROLS AND PROCEDURES

This annual report on Form 10-K includes the certifications of our principal executive officer (PEO) and principal financial officer (PFO) required by Rule 13a-14 of the Exchange Act. See Exhibits 31.1 and 31.2. This Item 9A includes information concerning the controls and control evaluations referred to in those certifications.

(a)   DISCLOSURE CONTROLS AND PROCEDURES
Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the PEO and PFO as appropriate, to allow timely decisions regarding required disclosures.

In connection with the preparation of this annual report on Form 10-K, Diebold's management, under the supervision and with the participation of the PEO and PFO, conducted an evaluation of disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the PEO and PFO have concluded that such disclosure controls and procedures were not effective as of December 31, 2012 because of the material weakness in our internal control over financial reporting discussed below.

(b)   MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management, under the supervision of the PEO and PFO, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, is a process designed by, or under the supervision of, the PEO and PFO and effected by the Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Internal control over financial reporting includes those policies and procedures that:

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

In connection with the preparation of this annual report on Form 10-K, management, under the supervision and with the participation of the PEO and PFO, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31,

2012, based on the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because of the following control deficiencies that constitute a material weakness, the PEO and PFO concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2012.

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

KPMG LLP, the Company's independent registered public accounting firm, has issued an auditor's report on management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2012. This report is included in Item 8 of this annual report on Form 10-K.

(c)   CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the quarter ended December 31, 2012, changes in our internal control over financial reporting occurred related to beginning the remediation of the identified material weakness:

Management conducted training, distributed internal communications and emphasized the importance of financial controls including information and communication controls during leadership meetings. The training and internal communications reinforced the importance of communicating relevant information in a timely manner to the appropriate operational, regional and corporate management.

During the quarter ended December 31, 2012, there have been no other changes to the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

(d)   REMEDIATION STEPS TO ADDRESS MATERIAL WEAKNESS
The remediation efforts outlined below are intended to address the identified material weakness in internal control over financial reporting.

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

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to directors of the Company, including the audit committee and the designated audit committee financial experts, is included in the Company’s proxy statement for the 2013 Annual Meeting of Shareholders (2013 Annual Meeting) and is incorporated herein by reference. Information with respect to any material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors is included in the Company’s proxy statement for the 2013 Annual Meeting and is incorporated herein by reference. The following table summarizes information regarding executive officers of the Company:

Name, Age, Title and Year Elected to Present Office	Other Positions Held Last Five Years
Henry D.G. Wallace — 67 Executive Chairman of the Board Year elected: 2013	2001: Former Group Vice President and Chief Financial Officer, Ford Motor Company, Dearborn, Michigan (automotive)
George S. Mayes, Jr. — 54 Executive Vice President, Chief Operating Officer Year elected: 2013	2006-2013: Senior Vice President, Supply Chain Management
Bradley C. Richardson — 54 Executive Vice President, Chief Financial Officer Year elected: 2009	2003-2009: Executive Vice President, Corporate Strategy and Chief Financial Officer, Modine Manufacturing Company (auto, heavy-duty parts and specialty heating and air conditioning manufacturer)
Frank A. Natoli — 48 Executive Vice President, Chief Innovation Officer Year elected: 2012
2010-2011: Vice President, Chief Technology Officer; 2009-2010: Vice President, Global Engineering and Reliability; Chief Technology Officer, 2008-2009:  Vice President, Operational Excellence; July 2006-2008:  Vice President, Lean Manufacturing

D. Alex Brown — 45 Vice President, Corporate Strategy and Development Year elected: 2011	2005-2011: Partner, Marakon Associates (management consulting)
Christopher A. Chapman — 38 Vice President, Global Finance Year elected: 2011	2004- Feb 2010: Vice President, Controller, International Operations
Chad F. Hesse — 40 Vice President, General Counsel and Secretary Year elected: 2011	Jan 2011-Nov 2011: Vice President, Interim General Counsel and Secretary; 2008-Jan 2011: Senior Corporate Counsel and Secretary; 2004-2008: Corporate Counsel and Assistant Secretary
M. Scott Hunter — 51 Vice President, Treasurer and Chief Tax Officer Year elected: 2011	2006 - May 2011: Vice President, Chief Tax Officer
John D. Kristoff — 45 Vice President, Chief Communications Officer Year elected: 2006
Christopher Macey — 40 Vice President, Corporate Controller Year elected: 2012	Oct 2009-Apr 2012: Vice President, Corporate Accounting and External Reporting; 2004-Oct 2009: Senior Manager, Pricewaterhouse Coopers LLP (audit, tax and consulting)
Miguel A. Mateo — 61 Vice President, Latin America Division Year elected: 2004
David H. Ramsey — 43 Vice President, Chief Information Officer Year elected: 2012
2009-2012: Managing Director in the global IT and global business services transformation practice, The Hackett Group (business consulting); 2007-2009:  CIO, Kinetic Concepts, Inc (medical technologies)

Sheila M. Rutt — 44 Vice President, Chief Human Resources Officer Year elected: 2005
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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Information with respect to Section 16(a) Beneficial Ownership Reporting Compliance is included in the Company’s proxy statement for the 2013 Annual Meeting and is incorporated herein by reference.

ITEM 11: EXECUTIVE COMPENSATION

Information with respect to executive officer and director’s compensation is included in the Company’s proxy statement for the 2013 Annual Meeting and is incorporated herein by reference. Information with respect to compensation committee interlocks and insider participation and the compensation committee report is included in the Company’s proxy statement for the 2013 Annual Meeting and is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management is included in the Company’s proxy statement for the 2013 Annual Meeting and is incorporated herein by reference.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
Stock options	2,668,191	$37.56	N/A
Restricted stock units	731,892	N/A	N/A
Performance shares	728,782	N/A	N/A
Non-employee director deferred shares	135,600	N/A	N/A
Deferred compensation	59,996	N/A	N/A
Total equity compensation plans approved by security holders	4,324,461	$37.56	2,342,109

Equity compensation plans not approved by security holders:
Warrants	34,789	$46.00	N/A
Total equity compensation plans not approved by security holders	34,789	$46.00	N/A

Total	4,359,250	$37.67	2,342,109

In column (b), the weighted-average exercise price is only applicable to stock options. In column (c), the number of securities remaining available for future issuance for stock options, restricted stock units, performance shares and non-employee director deferred shares is approved in total and not individually.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to certain relationships and related transactions and director independence is included in the Company’s proxy statement for the 2013 Annual Meeting and is incorporated herein by reference.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to principal accountant fees and services is included in the Company’s proxy statement for the 2013 Annual Meeting and is incorporated herein by reference.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Documents filed as a part of this annual report on Form 10-K.
•  Consolidated Balance Sheets at December 31, 2012 and 2011
•  Consolidated Statements of Operations for the Years Ended December 31, 2012, 2011 and 2010
•  Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2012, 2011 and 2010
•  Consolidated Statements of Equity for the Years Ended December 31, 2012, 2011 and 2010
•  Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010
•  Notes to Consolidated Financial Statements
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
*10.31
Diebold, Incorporated Senior Leadership Severance Plan (For Tier I, Tier II, and Tier III Executives) — incorporated by reference to Exhibit 10.31 to Registrant’s Form 10-Q filed on April 30, 2012 (Commission File No. 1-4879)

21.1	Subsidiaries of the Registrant as of December 31, 2012
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 15(b) of this annual report.

(b)	Refer to page 91 of this annual report on Form 10-K for an index of exhibits, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIEBOLD, INCORPORATED

Date: February 15, 2013

By:  /s/  Henry D.G. Wallace
Henry D.G. Wallace
Executive Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Henry D.G. Wallace	Executive Chairman of the Board and Director (Principal Executive Officer)	February 15, 2013
Henry D.G. Wallace

/s/ Bradley C. Richardson	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 15, 2013
Bradley C. Richardson

/s/ Christopher Macey	Vice President and Corporate Controller (Principal Accounting Officer)	February 15, 2013
Christopher Macey

/s/ Patrick W. Allender	Director	February 15, 2013
Patrick W. Allender

/s/ Bruce L. Byrnes	Director	February 15, 2013
Bruce L. Byrnes

/s/ Mei-Wei Cheng	Director	February 15, 2013
Mei-Wei Cheng

*	Director	February 15, 2013
Phillip R. Cox

*	Director	February 15, 2013
Richard L. Crandall

*	Director	February 15, 2013
Gale S. Fitzgerald

*	Director	February 15, 2013
John N. Lauer

*	Director	February 15, 2013
Rajesh K. Soin

/s/ Alan J. Weber	Director	February 15, 2013
Alan J. Weber

*
The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and directors of the Registrant and filed with the Securities and Exchange Commission on behalf of such officers and directors.

Date: February 15, 2013
*By:  /s/  Bradley C. Richardson
Bradley C. Richardson
Attorney-in-Fact

DIEBOLD, INCORPORATED AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
(in thousands)

	Balance at beginning of year	Additions	Deductions	Balance at end of year
Year ended December 31, 2012
Allowance for doubtful accounts	$22,128	13,597	7,871	$27,854

Year ended December 31, 2011
Allowance for doubtful accounts	$24,868	10,928	13,668	$22,128

Year ended December 31, 2010
Allowance for doubtful accounts	$26,648	13,849	15,629	$24,868

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT DESCRIPTION
21.1	Significant Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document