Form 10-Q
period 2013-03-31
DIEBOLD INC
filed 2013-05-01
CIK 28823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
Form 10-Q
__________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock outstanding as of April 26, 2013 was 63,656,927.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS
DIEBOLD, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$340,143	$368,792
Short-term investments	257,265	261,886
Trade receivables, less allowances for doubtful accounts of $29,967 and $27,854, respectively	484,509	488,373
Inventories	431,172	412,996
Deferred income taxes	126,900	143,248
Prepaid expenses	34,768	35,614
Refundable income taxes	27,182	16,357
Other current assets	129,903	87,591
Total current assets	1,831,842	1,814,857
Securities and other investments	77,221	77,101
Property, plant and equipment, at cost	647,483	661,910
Less accumulated depreciation and amortization	469,676	477,565
Property, plant and equipment, net	177,807	184,345
Goodwill	271,980	272,951
Deferred income taxes	93,334	76,375
Other assets	177,349	167,358
Total assets	$2,629,533	$2,592,987
LIABILITIES AND EQUITY
Current liabilities
Notes payable	$54,647	$34,212
Accounts payable	212,828	224,973
Deferred revenue	257,659	222,343
Payroll and other benefits liabilities	64,366	69,814
Other current liabilities	285,245	287,513
Total current liabilities	874,745	838,855
Long-term debt	624,046	617,534
Pensions and other benefits	198,893	198,241
Post-retirement and other benefits	22,865	22,904
Deferred income taxes	34,565	34,250
Other long-term liabilities	40,024	35,892
Commitments and contingencies	—	—
Equity
Diebold, Incorporated shareholders' equity
Preferred shares, no par value, 1,000,000 authorized shares, none issued	—	—
Common shares, $1.25 par value, 125,000,000 authorized shares, 78,096,729 and 77,661,118 issued shares, 63,620,241 and 63,240,667 outstanding shares, respectively	97,621	97,076
Additional capital	371,909	358,281
Retained earnings	964,970	996,834
Treasury shares, at cost (14,476,488 and 14,420,451 shares, respectively)	(552,874)	(551,189)
Accumulated other comprehensive loss	(78,767)	(91,039)
Total Diebold, Incorporated shareholders' equity	802,859	809,963
Noncontrolling interests	31,536	35,348
Total equity	834,395	845,311
Total liabilities and equity	$2,629,533	$2,592,987
See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2013	2012
Net sales
Services	$382,218	$396,865
Products	251,293	301,626
	633,511	698,491
Cost of sales
Services	296,911	285,396
Products	206,586	219,855
	503,497	505,251
Gross profit	130,014	193,240
Selling and administrative expense	125,513	119,612
Research, development and engineering expense	21,030	18,801
(Gain) loss on sale of assets, net	(2,613)	183
	143,930	138,596
Operating (loss) profit	(13,916)	54,644
Other income (expense)
Investment income	7,551	11,955
Interest expense	(7,343)	(7,608)
Foreign exchange (loss) gain, net	(2,214)	545
Miscellaneous, net	(1,098)	(90)
(Loss) income from continuing operations before taxes	(17,020)	59,446
Income tax (benefit) expense	(3,138)	13,481
Net (loss) income	(13,882)	45,965
Net (loss) income attributable to noncontrolling interests	(436)	802
Net (loss) income attributable to Diebold, Incorporated	$(13,446)	$45,163

Basic weighted-average shares outstanding	63,311	62,725
Diluted weighted-average shares outstanding	63,311	63,333

Net (loss) income attributable to Diebold, Incorporated:
Basic earnings per share	$(0.21)	$0.72
Diluted earnings per share	$(0.21)	$0.71
See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2013	2012
Net (loss) income	$(13,882)	$45,965
Other comprehensive income (loss), net of tax:
Translation adjustment	8,123	27,591
Foreign currency hedges	186	(2,026)
Interest rate hedges:
Net loss recognized in other comprehensive income	205	170
Less: reclassification adjustment for net gains	60	94
	145	76
Pension and other post-retirement benefits:
Net actuarial loss amortization	3,335	4,332
Net prior service benefit amortization	(63)	(64)
Curtailment loss	699	—
	3,971	4,268
Unrealized gain (loss) on securities, net:
Net gain recognized in other comprehensive income	(16)	(416)
Less: reclassification adjustment for net gains	56	328
	(72)	(744)
Other	7	5
Other comprehensive income, net of tax	12,360	29,170
Comprehensive (loss) income	(1,522)	75,135
Less: comprehensive (loss) income attributable to noncontrolling interests	(348)	794
Comprehensive (loss) income attributable to Diebold, Incorporated	$(1,174)	$74,341
See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2013	2012
Cash flow from operating activities:
Net (loss) income	$(13,882)	$45,965
Adjustments to reconcile net (loss) income to cash flow used in operating activities:
Depreciation and amortization	19,831	19,711
Share-based compensation	7,186	3,797
Excess tax benefits from share-based compensation	(166)	(1,269)
Devaluation of Venezuelan balance sheet	1,584	—
(Gain) loss on sale of assets, net	(2,613)	183
Equity in earnings of an investee	—	(247)
Cash flow from changes in certain assets and liabilities:
Trade receivables	4,848	(26,535)
Inventories	(18,785)	(45,268)
Prepaid expenses	730	(3,045)
Refundable income taxes	(10,826)	3,690
Other current assets	(30,450)	(28,682)
Accounts payable	(11,739)	7,063
Deferred revenue	35,419	42,378
Certain other assets and liabilities	(12,867)	(43,762)
Net cash used in operating activities	(31,730)	(26,021)
Cash flow from investing activities:
Proceeds from maturities of investments	113,939	88,698
Proceeds from sale of investments	3,854	5,808
Payments for purchases of investments	(108,887)	(99,738)
Proceeds from sale of assets	3,112	—
Capital expenditures	(9,328)	(12,297)
Collections on purchased finance receivables	1,678	4,438
Increase in certain other assets	(4,039)	(6,692)
Net cash provided by (used in) investing activities	329	(19,783)
Cash flow from financing activities:
Dividends paid	(18,418)	(18,094)
Revolving debt borrowings, net	108,000	79,000
Other debt borrowings	6,915	52,724
Other debt repayments	(85,091)	(102,264)
Distributions of affiliates earnings to noncontrolling interest holders	(3,464)	(1,112)
Excess tax benefits from share-based compensation	166	1,269
Issuance of common shares	98	9,902
Repurchase of common shares	(1,685)	(2,885)
Net cash provided by financing activities	6,521	18,540
Effect of exchange rate changes on cash and cash equivalents	(3,769)	4,781
Decrease in cash and cash equivalents	(28,649)	(22,483)
Cash and cash equivalents at the beginning of the period	368,792	333,920
Cash and cash equivalents at the end of the period	$340,143	$311,437
See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2013
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
The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s annual report on Form 10-K for the year ended December 31, 2012. In addition, some of the Company’s statements in this quarterly report on Form 10-Q may involve risks and uncertainties that could significantly impact expected future results. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of results to be expected for the full year.
Reclassification The Company has reclassified the presentation of certain prior-year information to conform to the current year presentation.

Recently Adopted Accounting Guidance
In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02), which required entities to disclose additional information for items reclassified out of accumulated other comprehensive income (AOCI). For items reclassified out of AOCI and into net income in their entirety, entities are required to disclose the effect of the reclassification on each affected net income line item. For AOCI reclassification items that are not reclassified in their entirety into net income, a cross reference to other required U.S. GAAP disclosures is required. This information may be provided either in the notes or parenthetically on the face of the statement that reports net income as long as all the information is disclosed in a single location. However, an entity is prohibited from providing this information parenthetically on the face of the statement that reports net income if it has items that are not reclassified in their entirety into net income.The adoption of this update did not have a material impact on the Company's condensed consolidated financial statements; however, the Company provided additional disclosures as required by ASU 2013-02 in the condensed consolidated statements of comprehensive (loss) income.

In March 2013, the FASB issued ASU 2013-05, Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (ASU 2013-05). The objective of ASU 2013-05 is to resolve the diversity in practice regarding the release into net income of the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. The Company elected to early adopt ASU 2013-05 during the three months ended March 31, 2013, which did not have any impact on its condensed consolidated financial statements.

NOTE 2: EARNINGS PER SHARE
Basic earnings per share is based on the weighted-average number of common shares outstanding. Diluted earnings per share includes the dilutive effect of potential common shares outstanding. Under the two-class method of computing earnings per share, non-vested share-based payment awards that contain rights to receive non-forfeitable dividends are considered participating securities. The Company’s participating securities include restricted stock units (RSUs), deferred shares and shares that were vested, but deferred by the employee. The Company calculated basic and diluted earnings per share under both the treasury stock method and the two-class method. For the three months ended March 31, 2013 and 2012, there was no impact in the per share amounts calculated under the two methods. Accordingly, the treasury stock method is disclosed below.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2013
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

The following represents amounts used in computing earnings per share and the effect on the weighted-average number of shares of dilutive potential common shares for the three months ended March 31:

	2013	2012
Numerator:
(Loss) income used in basic and diluted earnings per share:
Net (loss) income attributable to Diebold, Incorporated	$(13,446)	$45,163
Denominator (in thousands):
Weighted-average number of common shares used in basic earnings per share	63,311	62,725
Effect of dilutive shares (1)	—	608
Weighted-average number of shares used in diluted earnings per share	63,311	63,333
Net (loss) income attributable to Diebold, Incorporated:
Basic earnings per share	$(0.21)	$0.72
Diluted earnings per share	$(0.21)	$0.71
Anti-dilutive shares (in thousands):
Anti-dilutive shares not used in calculating diluted weighted-average shares	2,784	1,596
 (1) Incremental shares of 659,000 were excluded from the computation of diluted earnings per share for the three months ended March 31, 2013 because their effect is anti-dilutive due to the net loss attributable to Diebold, Incorporated.

NOTE 3: EQUITY
The following table presents changes in shareholders' equity attributable to Diebold, Incorporated and the noncontrolling interests for the three months ended March 31:

	2013	2012
Diebold, Incorporated shareholders' equity
Balance at beginning of period	$809,963	$826,986
Comprehensive (loss) income attributable to Diebold, Incorporated	(1,174)	74,341
Common shares	545	686
Additional capital	13,628	13,013
Treasury shares	(1,685)	(2,885)
Dividends declared and paid	(18,418)	(18,094)
Balance at end of period	$802,859	$894,047

Noncontrolling interests
Balance at beginning of period	$35,348	$31,274
Comprehensive (loss) income attributable to noncontrolling interests	(348)	794
Distributions to noncontrolling interest holders	(3,464)	(1,112)
Balance at end of period	$31,536	$30,956

Reclassification adjustments recognized in AOCI for net gains on interest rate hedges and available-for-sale securities are included in interest expense and investment income, respectively, in the condensed consolidated statement of operations. Pension and other postretirement benefits AOCI components are included in the computation of net periodic benefit cost (refer to note 11 to the condensed consolidated financial statements).

NOTE 4: SHARE-BASED COMPENSATION
The Company’s share-based compensation payments to employees are recognized based on their grant-date fair values during the period in which the employee is required to provide services in exchange for the award. Share-based compensation is recognized as a component of selling and administrative expense. Total share-based compensation expense was $7,186 and $3,797 for the

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2013
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

three months ended March 31, 2013 and 2012, respectively. Share-based compensation expense for the three months ended March 31, 2013 included accelerated expense of $2,982 related to executive severance.

Options outstanding and exercisable as of March 31, 2013 under the Company’s 1991 Equity and Performance Incentive Plan (as Amended and Restated as of April 13, 2009) and changes during the three months ended March 31, 2013, were as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(in thousands)	(per share)	(in years)
Outstanding at January 1, 2013	2,668	$37.56
Expired or forfeited	(191)	36.31
Exercised	(269)	25.96
Granted	240	29.87
Outstanding at March 31, 2013	2,448	$38.18	5	$1,372
Options exercisable at March 31, 2013	1,767	$40.45	4	$1,121
Options vested and expected to vest at March 31, 2013 (2)	2,423	$38.24	5	$1,363

(1)
The aggregate intrinsic value (the difference between the closing price of the Company’s common shares on the last trading day of the first quarter of 2013 and the exercise price, multiplied by the number of “in-the-money” options) that would have been received by the option holders had all option holders exercised their options on March 31, 2013. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common shares.

(2)	The options expected to vest are the result of applying the pre-vesting forfeiture rate assumption to total outstanding non-vested options.

The following table summarizes information on non-vested RSUs, performance shares and deferred shares for the three months ended March 31, 2013:

	Number of Shares	Weighted-Average Grant-Date Fair Value
	(in thousands)
RSUs:
Non-Vested at January 1, 2013	732	$33.33
Forfeited	(46)	35.63
Vested	(226)	32.64
Granted	207	29.89
Non-Vested at March 31, 2013	667	$32.37
Performance Shares (1):
Non-Vested at January 1, 2013	729	$40.41
Forfeited	(343)	38.24
Vested	(31)	35.49
Granted	203	29.15
Non-Vested at March 31, 2013	558	$37.92
Director Deferred Shares:
Non-Vested at March 31, 2013	20	$40.54
Vested at March 31, 2013	116	$34.36
Outstanding at March 31, 2013	136	$35.27

(1)
Non-vested performance shares are based on a maximum potential payout. Actual shares granted at the end of the performance period may be less than the maximum potential payout level depending on achievement of performance share objectives.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2013
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

NOTE 5: INCOME TAXES
The effective tax rate on continuing operations for the three months ended March 31, 2013 was 18.4 percent compared to 22.7 percent for the same period of 2012. The 4.3 percentage point decrease was due mainly to current and prior year tax benefits recorded in the quarter due to the retroactive reinstatement of the Federal Research and Development Tax Credit and the IRC Section 954(c)(6), Look-Thru Rule for Related Controlled Foreign Corporations. Both retroactive reinstatements occurred as part of the American Taxpayer Relief Act of 2012 enacted on January 2, 2013.

NOTE 6: INVESTMENTS
The Company’s investments, primarily in Brazil, consist of certificates of deposit and U.S. dollar indexed bond funds, which are classified as available-for-sale and stated at fair value based upon quoted market prices and net asset values, respectively. Unrealized gains and losses are recorded in AOCI. Realized gains and losses are recognized in investment income and are determined using the specific identification method. Realized gains, net from the sale of securities, were $86 and $328 for the three months ended March 31, 2013 and 2012, respectively. Proceeds from the sale of available-for-sale securities were $3,854 and $5,808 during the three months ended March 31, 2013 and 2012, respectively.

The Company’s investments, excluding cash surrender value of insurance contracts of $69,857 and $70,318 as of March 31, 2013 and December 31, 2012, respectively, consist of the following:

	Cost Basis	Unrealized Gain	Fair Value
As of March 31, 2013
Short-term investments:
Certificates of deposit	$223,339	$—	$223,339
U.S. dollar indexed bond funds	33,917	9	33,926
	$257,256	$9	$257,265
Long-term investments:
Assets held in a rabbi trust	$6,348	$1,016	$7,364

As of December 31, 2012
Short-term investments:
Certificates of deposit	$258,518	$—	$258,518
U.S. dollar indexed bond funds	3,249	119	3,368
	$261,767	$119	$261,886
Long-term investments:
Assets held in a rabbi trust	$6,266	$517	$6,783

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
FORM 10-Q as of March 31, 2013
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

Financing Receivables The Company evaluates the collectability of notes and finance lease receivables (collectively, financing receivables) on a customer-by-customer basis and evaluates specific customer circumstances, aging of invoices, credit risk changes and payment patterns and historical loss experience. When the collectability is determined to be at risk based on the above criteria, the Company records the allowance for credit losses, which represents the Company’s current exposure less estimated reimbursement from insurance claims. After all efforts at collection have been unsuccessful, the account is deemed uncollectible and is written off. The following table summarizes the Company’s allowance for credit losses and recorded investment in financing receivables for the three months ended March 31, 2013 and 2012:

	Finance Leases	Notes Receivable	Total
Allowance for credit losses
Balance at January 1, 2013	$525	$2,047	$2,572
Provision for credit losses	7	—	7
Recoveries	3	—	3
Write-offs	(75)	(426)	(501)
Balance at March 31, 2013	$460	$1,621	$2,081

Balance at January 1, 2012	$210	$2,047	$2,257
Provision for credit losses	—	—	—
Recoveries	15	—	15
Write-offs	—	—	—
Balance at March 31, 2012	$225	$2,047	$2,272

The Company's allowance of $2,081 and $2,272 for the three months ended March 31, 2013 and 2012, respectively, all resulted from individual impairment evaluation. As of March 31, 2013, finance leases and notes receivables individually evaluated for impairment were $89,845 and $10,842, respectively. As of March 31, 2012, finance leases and notes receivables individually evaluated for impairment were $100,819 and $14,134, respectively.
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
As of March 31, 2013 and December 31, 2012, the recorded investment in past-due financing receivables on nonaccrual status was $2,271 and $2,060, respectively, and there were no recorded investments in finance lease receivables past due 90 days or more and still accruing interest. The recorded investment in impaired notes receivable as of March 31, 2013 and December 31, 2012 was $1,621 and $2,047, respectively, and was fully reserved. The following table summarizes the Company’s aging of past-due notes receivable balances:

	March 31, 2013	December 31, 2012
30-59 days past due	$—	$—
60-89 days past due	—	—
> 89 days past due	1,482	1,840
Total past due	$1,482	$1,840

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2013
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

NOTE 8: INVENTORIES
Major classes of inventories are summarized as follows:

	March 31, 2013	December 31, 2012
Finished goods	$202,158	$183,286
Service parts	150,814	151,189
Raw materials and work in process	78,200	78,521
Total inventories	$431,172	$412,996

NOTE 9: GOODWILL AND OTHER ASSETS
Goodwill In 2012, goodwill was reviewed for impairment based on a two-step test, which resulted in no impairment in any of the Company's reporting units. As a result of the 2012 Step I goodwill impairment test, the Company concluded the Brazil reporting unit had excess fair value of approximately $113,348 or 22.0 percent when compared to its carrying amount. The amount of goodwill in the Company's Brazil reporting unit was $121,778 and $120,571 as of March 31, 2013 and December 31, 2012, respectively. All other reporting units had excess fair value greater than 25.0 percent when compared to their carrying amounts.
Other Assets Included in other assets are net capitalized software development costs of $48,285 and $49,513 as of March 31, 2013 and December 31, 2012, respectively. Amortization expense on capitalized software of $4,849 and $4,370 was included in product cost of sales for the three months ended March 31, 2013 and 2012, respectively. Other long-term assets also consist of patents, trademarks and other intangible assets. Where applicable, other assets are stated at cost and, if applicable, are amortized ratably over the relevant contract period or the estimated life of the assets. Fees to renew or extend the term of the Company’s intangible assets are expensed when incurred.
In August 2012, the Company acquired GAS Tecnologia (GAS), a Brazilian Internet banking, online payment and mobile banking security company. At March 31, 2013, the Company was still in the process of finalizing purchase accounting with respect to opening balance sheet valuations. Amortizable intangible assets and goodwill resulting from the acquisition were estimated to be $16,000 and $26,000, respectively.
Impairment of long-lived assets is recognized when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the expected future undiscounted cash flows are less than the carrying amount of the asset group, an impairment loss may be recognized at that time to reduce the asset to the lower of its fair value or its net book value.

NOTE 10: DEBT
Outstanding debt balances were as follows:

	March 31, 2013	December 31, 2012
Notes payable:
Uncommitted lines of credit	$54,082	$33,916
Other	565	296
	$54,647	$34,212
Long-term debt:
Credit facility	$382,000	$300,000
Senior notes	225,000	300,000
Industrial development revenue bonds	11,900	11,900
Other	5,146	5,634
	$624,046	$617,534
As of March 31, 2013, the Company had various international short-term uncommitted lines of credit with borrowing limits of $110,006. The weighted-average interest rate on outstanding borrowings on the short-term uncommitted lines of credit as of March 31, 2013 and December 31, 2012 was 2.61 percent and 2.81 percent, respectively. The decrease in the weighted-average interest rate is attributable to the change in mix of borrowings in foreign entities. Short-term uncommitted lines mature in less than one year. The amount available under the short-term uncommitted lines at March 31, 2013 was $55,923.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2013
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

As of March 31, 2013, the Company had borrowing limits under its five-year credit facility, which expires in June 2013, totaling $500,000. Under the terms of the credit facility agreement, the Company has the ability, subject to various approvals, to increase the borrowing limits by $250,000. Up to $50,000 of the revolving credit facility is available under a swing line sub-facility. The weighted-average interest rate on outstanding credit facility borrowings as of March 31, 2013 and December 31, 2012 was 1.34 percent and 1.33 percent, respectively, which is variable based on the London Interbank Offered Rate (LIBOR). The amount available under the credit facility as of March 31, 2013 was $118,000.

In March 2006, the Company issued senior notes in an aggregate principal amount of $300,000 with a weighted-average fixed interest rate of 5.50 percent. Additionally, the Company entered into a derivative transaction to hedge interest rate risk on $200,000 of the senior notes, which was treated as a cash flow hedge. This reduced the effective interest rate from 5.50 percent to 5.36 percent. The maturity dates of the senior notes are staggered, with $175,000 and $50,000 due in 2016 and 2018, respectively. The Company funded the repayment of $75,000 of the senior notes at maturity during the three months ended March 31, 2013 using its revolving credit facility.
In 1997, industrial development revenue bonds were issued on behalf of the Company. The proceeds from the bond issuances were used to construct new manufacturing facilities in the United States. The Company guaranteed the payments of principal and interest on the bonds by obtaining letters of credit. The bonds were issued with a 20-year original term and are scheduled to mature in 2017. Each industrial development revenue bond carries a variable interest rate, which is reset weekly by the remarketing agents. The weighted-average interest rate on the bonds was 0.39 percent and 0.49 percent as of March 31, 2013 and December 31, 2012, respectively.
The Company’s debt agreements contain various restrictive financial covenants, including net debt to capitalization and net interest coverage ratios. As of March 31, 2013, the Company was in compliance with the financial and other covenants in its debt agreements.

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
The following table sets forth the net periodic benefit cost for the Company’s defined benefit pension plans and other benefits for the three months ended March 31:

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Components of net periodic benefit cost
Service cost	$3,331	$2,862	$—	$—
Interest cost	6,957	7,958	157	204
Expected return on plan assets	(8,803)	(10,205)	—	—
Amortization of prior service cost (benefit)	18	65	(122)	(129)
Recognized net actuarial loss	5,421	4,211	106	121
Curtailment loss (1)	1,159	—	—	—
Net periodic pension benefit cost	$8,083	$4,891	$141	$196
(1) The curtailment loss during the first quarter of 2013 resulted from the departure of certain executive officers and was recorded within selling and administrative expense.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2013
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

Contributions
There have been changes to the 2013 plan year contribution amounts previously disclosed. The Company expects to contribute approximately $30,000 of it common shares currently held in treasury to its salaried pension plan during the year ending December 31, 2013. For the three months ended March 31, 2013 and 2012, contributions of $761 and $12,864, respectively, were made to the qualified and non-qualified pension plans.

NOTE 12: GUARANTEES AND PRODUCT WARRANTIES
In 1997, industrial development revenue bonds were issued on behalf of the Company. The Company guaranteed the payments of principal and interest on the bonds (refer to note 10) by obtaining letters of credit. The carrying value of the bonds was $11,900 as of March 31, 2013 and December 31, 2012.
The Company provides its global operations guarantees and standby letters of credit through various financial institutions to suppliers, customers, regulatory agencies and insurance providers. If the Company is not able to make payment or fulfill contractual obligations, the suppliers, customers, regulatory agencies and insurance providers may draw on the pertinent bank. At March 31, 2013, the maximum future payment obligations related to these various guarantees totaled $101,250, of which $23,435 represented standby letters of credit to insurance providers, and no associated liability was recorded. At December 31, 2012, the maximum future payment obligations relative to these various guarantees totaled $80,662, of which $23,435 represented standby letters of credit to insurance providers, and no associated liability was recorded.
The Company provides its customers a manufacturer’s warranty and records, at the time of the sale, a corresponding estimated liability for potential warranty costs. Estimated future obligations due to warranty claims are based upon historical factors such as labor rates, average repair time, travel time, number of service calls per machine and cost of replacement parts.
Changes in the Company’s warranty liability balance are illustrated in the following table:

	2013	2012
Balance at January 1	$81,751	$63,355
Current period accruals (a)	12,936	15,934
Current period settlements	(13,011)	(14,608)
Balance at March 31	$81,676	$64,681

(a)	includes the impact of foreign exchange rate fluctuations

NOTE 13: COMMITMENTS AND CONTINGENCIES
At March 31, 2013, the Company had purchase commitments due within one year of $8,262 for materials through contract manufacturing agreements at negotiated prices.
At March 31, 2013, the Company was a party to several lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate are considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the condensed consolidated financial statements would not be materially affected by the outcome of these legal proceedings, commitments or asserted claims. In addition to these routine legal proceedings, the Company was a party to the legal proceedings described below:

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

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2013
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

Securities Action
On June 30, 2010, a shareholder filed a putative class action complaint in the United States District Court for the Northern District of Ohio alleging violations of the federal securities laws against the Company, certain current and former officers, and the Company's independent auditors (Louisiana Municipal Police Employees Retirement System v. KPMG et al. , No. 10-CV-1461). The complaint seeks unspecified compensatory damages on behalf of a class of persons who purchased the Company's stock between June 30, 2005 and January 15, 2008 and fees and expenses related to the lawsuit. The complaint generally relates to the matters set forth in the court documents filed by the SEC in June 2010 finalizing the settlement of civil charges stemming from the investigation of the Company conducted by the Division of Enforcement of the SEC. It is reasonably possible that the resolution of this putative federal securities class action could be material to the Company's consolidated financial statements; however, management believes that any possible loss or range of loss cannot be estimated.

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

The Company has voluntarily self-reported its findings to the SEC and the U.S. Department of Justice (DOJ) and is cooperating with these agencies in their review. The Company was previously informed that the SEC's inquiry had been converted to a formal, non-public investigation. The Company also received a subpoena for documents from the SEC and a voluntary request for documents from the DOJ in connection with the investigation. As of March 31, 2013 and December 31, 2012, the total accrual for estimated pre-tax losses related to the potential outcome of this matter was $20,000. Because the SEC and DOJ investigations are ongoing, there can be no assurance that their review will not find evidence of additional transactions that potentially implicate the FCPA. The Company is continuing its discussions with the government toward a resolution to this matter. At this time, the Company cannot predict the results of the government investigations, and it is reasonably possible that the resolution of these matters with the SEC and the DOJ could result in changes in management's estimates of losses, which could be material to the Company’s consolidated financial statements.

NOTE 14: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company uses derivatives to mitigate the economic consequences associated with fluctuations in currencies and interest rates.
FOREIGN EXCHANGE
Net Investment Hedges The Company has international subsidiaries with net balance sheet positions that generate cumulative translation adjustments within AOCI. The Company uses derivatives to manage potential changes in value of its net investments in Brazil. The Company uses the forward-to-forward method for its quarterly retrospective and prospective assessments of hedge effectiveness. No ineffectiveness results if the notional amount of the derivative matches the portion of the net investment designated as being hedged because the Company uses derivative instruments with underlying exchange rates consistent with its functional currency and the functional currency of the hedged net investment. Changes in value that are deemed effective are accumulated in AOCI where they will remain until they are reclassified to income together with the gain or loss on the entire investment upon substantial liquidation of the subsidiary. The fair value of the Company’s net investment hedge contracts was $243 and $0 as of March 31, 2013 and December 31, 2012, respectively. The net gain (loss) recognized in AOCI on net investment hedge derivative instruments was $287 and $(2,026) in the three months ended March 31, 2013 and 2012, respectively.
Non-Designated Hedges A substantial portion of the Company’s operations and revenues are international. As a result, changes in foreign exchange rates can create substantial foreign exchange gains and losses from the revaluation of non-functional currency monetary assets and liabilities. The Company’s policy allows the use of foreign exchange forward contracts with maturities of up to 24 months to mitigate the impact of currency fluctuations on those foreign currency asset and liability balances. The Company elected not to apply hedge accounting to its foreign exchange forward contracts. Thus, spot-based gains/losses offset revaluation gains/losses within foreign exchange loss, net and forward-based gains/losses represent interest expense. The fair value of the Company’s non-designated foreign exchange forward contracts was $(420) and $47 as of March 31, 2013 and December 31, 2012, respectively.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2013
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

The following table summarizes the (loss) gain recognized on non-designated foreign-exchange derivative instruments for the three months ended March 31:

	2013	2012
Interest expense	$(815)	$(1,391)
Foreign exchange (loss) gain, net	1,402	(2,434)
	$587	$(3,825)
INTEREST RATE
Cash Flow Hedges The Company has variable rate debt and is subject to fluctuations in interest related cash flows due to changes in market interest rates. The Company’s policy allows derivative instruments designated as cash flow hedges that fix a portion of future variable-rate interest expense. As of March 31, 2013, the Company had two pay-fixed receive-variable interest rate swaps, with a total notional amount of $50,000, to hedge against changes in the LIBOR benchmark interest rate on a portion of the Company’s LIBOR-based borrowings. Changes in value that are deemed effective are accumulated in OCI and reclassified to interest expense when the hedged interest is accrued. To the extent that it becomes probable that the Company’s variable rate borrowings will not occur, the gains or losses on the related cash flow hedges will be reclassified from AOCI to interest expense. The fair value of the Company’s interest rate contracts was $(3,239) and $(3,558) as of March 31, 2013 and December 31, 2012, respectively.
In December 2005 and January 2006, the Company executed cash flow hedges by entering into receive-variable and pay-fixed interest rate swaps, with a total notional amount of $200,000, related to the senior notes issuance in March 2006. Amounts previously recorded in AOCI related to the pre-issuance cash flow hedges will continue to be reclassified on a straight-line basis through February 2016.

The gain or loss on designated cash flow hedge derivative instruments for the three months ended March 31, 2013 and 2012 were not material. Gains and losses related to interest rate contracts that are reclassified from accumulated OCI are recorded in interest expense on the statements of operations. The Company anticipates reclassifying $923 from AOCI to interest expense within the next 12 months.

NOTE 15: RESTRUCTURING AND OTHER CHARGES
Restructuring Charges
The following table summarizes the impact of the Company’s restructuring charges (accrual adjustments) on the condensed consolidated statements of operations for the three months ended March 31:

	2013	2012
Cost of sales – services	$2,624	$(669)
Cost of sales – products	139	5
Selling and administrative expense	5,887	2,387
Research, development and engineering expense	853	—
Total	$9,503	$1,723

The following table summarizes the Company’s net restructuring charges (accrual adjustments) for its Diebold North America (DNA) and Diebold International (DI) reporting segments for the three months ended March 31:

	2013	2012
DNA
Severance	$9,528	$1,107
DI
Severance	(86)	128
Other	61	488
Total	$9,503	$1,723

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2013
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

During the three months ended March 31, 2013, the Company announced a multi-year realignment plan. Certain aspects of this plan were previously disclosed under the Company's global realignment plan and global shared services plan. This multi-year realignment will focus on globalizing the Company's service organization, create a unified center-led global organization for research and development as well as transform the Company's general and administrative cost structure. Restructuring charges of $9,503 and $1,723 for the three months ended March 31, 2013 related to the Company's realignment plan. As of March 31, 2013, the Company anticipates additional restructuring costs of in the range of $15,000 to $30,000. As management concludes on certain aspects of the global realignment plan, the anticipated future costs related to this plan are subject to change. As of March 31, 2013, cumulative total restructuring costs for the realignment plan were $21,110 and $7,123 in DNA and DI, respectively.

The following table summarizes the Company’s restructuring accrual balances and related activity:

	2013	2012
Balance at January 1	$11,844	$10,136
Liabilities incurred	9,503	1,723
Liabilities paid	(5,994)	(1,945)
Balance at March 31	$15,353	$9,914

Other Charges
Other charges consist of items that the Company determines are non-routine in nature. Net non-routine expenses of $7,494 and $924 impacted the three months ended March 31, 2013 and 2012, respectively. Net non-routine expenses for 2013 consisted primarily of executive severance costs, including accelerated share-based compensation expense of $2,982 and non-routine income related to a gain on assets of $2,191 from the sale of certain U.S. manufacturing operations to a long-time supplier. Net non-routine expenses for 2012 consisted primarily of legal and compliance costs related to the FCPA investigation.

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
FORM 10-Q as of March 31, 2013
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

Assets and Liabilities Recorded at Fair Value
Assets and liabilities subject to fair value measurement are as follows:

	March 31, 2013			December 31, 2012
		Fair Value Measurements Using			Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Assets
Short-term investments:
Certificates of deposit	$223,339	$223,339	$—	$258,518	$258,518	$—
U.S. dollar indexed bond funds	33,926	—	33,926	3,368	—	3,368
Assets held in a rabbi trust	7,364	7,364	—	6,783	6,783	—
Foreign exchange forward contracts	587	—	587	960	—	960
Total	$265,216	$230,703	$34,513	$269,629	$265,301	$4,328
Liabilities
Deferred compensation	$7,364	$7,364	$—	$6,783	$6,783	$—
Foreign exchange forward contracts	764	—	764	913	—	913
Interest rate swaps	3,239	—	3,239	3,558	—	3,558
Total	$11,367	$7,364	$4,003	$11,254	$6,783	$4,471

The Company uses the end of period when determining the timing of transfers between levels. During the three months ended March 31, 2013 and 2012, there were no transfers between levels.
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
FORM 10-Q as of March 31, 2013
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

	March 31, 2013		December 31, 2012
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes payable	$54,647	$54,647	$34,212	$34,212
Long-term debt	635,119	624,046	630,450	617,534
Total debt instruments	$689,766	$678,693	$664,662	$651,746
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
The reconciliation between segment information and the condensed consolidated financial statements is disclosed. Revenue summaries by geographic area and service and product solutions are also disclosed. Certain information not routinely used in the management of the DNA and DI segments, not allocated back to the segments or information that is impractical to report is not shown. Items not allocated are as follows: investment income; interest expense; equity in the net income of investees accounted for by the equity method; income tax expense or benefit; foreign exchange gains and losses; and miscellaneous, net. The Company has reclassified the presentation of prior-year operating (loss) profit to conform to the current-year presentation due to changes in corporate allocations.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2013
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

The following table presents information regarding the Company’s segments for the three months ended March 31:

	2013	2012
DNA
Customer revenues	$330,855	$399,920
Intersegment revenues	19,051	13,607
Operating (loss) profit	(5,972)	54,931
Capital expenditures	5,640	5,285
Depreciation and amortization	13,936	12,207
Property, plant and equipment, at cost	452,709	465,358
Total assets	1,078,539	1,057,410
DI
Customer revenues	302,656	298,571
Intersegment revenues	9,414	18,775
Operating loss	(7,944)	(287)
Capital expenditures	3,688	7,012
Depreciation and amortization	5,895	7,504
Property, plant and equipment, at cost	194,774	187,337
Total assets	1,550,994	1,573,982
TOTAL
Customer revenues	633,511	698,491
Intersegment revenues	28,465	32,382
Operating (loss) profit	(13,916)	54,644
Capital expenditures	9,328	12,297
Depreciation and amortization	19,831	19,711
Property, plant and equipment, at cost	647,483	652,695
Total assets	2,629,533	2,631,392

The following tables present information regarding the Company’s revenue by geographic region and by service and product solution for the three months ended March 31:

Revenue summary by geography	2013	2012
Diebold North America	$330,855	$399,920
Diebold International:
Latin America including Brazil	124,405	137,668
Asia Pacific	112,183	96,200
Europe, Middle East and Africa	66,068	64,703
Total Diebold International	302,656	298,571
Total customer revenues	$633,511	$698,491

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2013
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

The following table presents information regarding the Company’s revenue by service and product solution:

Revenue summary by service and product solution	2013	2012
Financial self-service:
Services	$280,283	$299,935
Products	215,467	261,067
Total financial self-service	495,750	561,002
Security
Services	101,935	96,840
Products	35,317	38,033
Total security	137,252	134,873
Total financial self-service & security	633,002	695,875
Election and lottery systems	509	2,616
Total customer revenues	$633,511	$698,491

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of March 31, 2013
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Management’s discussion and analysis should be read in conjunction with the condensed consolidated financial statements and accompanying notes that appear elsewhere in this quarterly report.
Introduction
Diebold, Incorporated and its subsidiaries (collectively, the Company) is a global leader in providing integrated self-service delivery and security systems and services primarily to the financial, commercial, government, and retail markets. Founded in 1859, the Company today has approximately 16,000 employees with representation in nearly 90 countries worldwide. The Company's key growth strategies hinge on a transformation into a world-class, software and services provider aligned with the security, convenience and efficiency needs of its customers. Three essential pillars provide the Company a clear path toward reaching this future:

•	A strategy that leverages its leadership in software and services, attuned with the needs of the Company's core global markets for financial self-service (FSS) and security solutions.

•
The financial capacity to implement that strategy and fund the investments necessary to drive growth, while preserving the ability to return value to shareholders in the form of reliable, growing dividends and, as appropriate, share repurchases.

•	A disciplined risk assessment process, focused on proactively identifying and mitigating potential risks to the Company's continued success.

The Company sees opportunities to leverage its capabilities in services, software and innovation to meet the needs of its rapidly evolving markets. To better capitalize on its opportunities, the Company took the appropriate actions during the quarter to reduce its overall cost structure and improve its near-term delivery and execution. In addition, the Company has sharpened its focus on executing its core strategies in financial self-service and electronic security. This includes making the appropriate investments to deliver growth within these areas.

Net (loss) income attributable to Diebold, Incorporated for the three months ended March 31, 2013 was $(13,446) or $(0.21) per share, a decrease of $58,609 and $0.92 per share, respectively, from the same period in 2012. Total revenue for the three months ended March 31, 2013 was $633,511, a decrease of $64,980 compared to the same period in 2012. A significant portion of the decline was associated with a reduced volume within Diebold North America (DNA) resulting from the expiration of the Americans with Disabilities Act (ADA) and Payment Card Industry (PCI) compliance deadline in 2012. Internationally, the growth in Asia Pacific and Europe, Middle East and Africa (EMEA) was nearly offset with lower volume in Latin America, including Brazil.

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

Several years ago, the Company launched its Diebold Integrated Services® outsourcing business in North America. Initially the scale was small, generating about $5,000 in contract value in year one. In the ensuing years, it has achieved substantial growth in this business. During the quarter, the Company signed new integrated services contracts totaling approximately $30,000. Banks are continuously being challenged to reduce costs while increasing operational efficiencies. With integrated services, banks entrust the management of their ATM and security operations to the Company, allowing their staff to focus on core competencies. Furthermore, the Company's integrated service offering provides smaller banks and credit unions with the cutting-edge technology they need to stay competitive in the marketplace.

In addition to service and integrated services, another demand driver in the global ATM marketplace is branch transformation. The concept of branch transformation is to help banks and credit unions reduce their costs by migrating routine transactions, typically done inside the branch, to lower-cost automated channels, such as the ATM. One area of branch transformation that continues to gain traction is deposit automation. Among the largest U.S. national banks there has been extensive deployment of deposit automation-enabled terminals. Today, approximately 25 percent of ATMs globally are configured for automated deposits.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of March 31, 2013
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

Another solution the Company is piloting as part of its branch transformation efforts is Concierge Video Services™. The solution provides consumers with immediate access to bank call center representatives right at the ATM for sales or bank account maintenance support. In addition to delivering a personal touch outside of regular business hours, Concierge Video Services ultimately assists financial institutions by maximizing operational efficiencies, improving the consumer experience and enhancing the overall consumer relationship.
In its security business, the Company has an equal, if not greater, potential for a successful integrated services approach. Security challenges and the systems to address them have grown increasingly complex. That has created a greater appetite among financial institutions and commercial customers for outsourcing solutions, particularly in the areas of monitoring, services and software management. Today the Company is bringing its expertise back into the financial sector and pursuing other areas, namely the commercial market, with a focused effort to secure large, complex and technologically demanding projects. The Company has customer-focused teams that possess high levels of logical and enterprise security expertise that are required in this business. The Company is also leveraging best practices and some of the best talent to continue building upon its security outsourcing business.
As it relates to security, during the quarter, the Company introduced a new online security management tool, called SecureStat®, that streamlines how customers manage their security operations. At the core of the solution is a personalized dashboard that utilizes customizable, distinct widgets to provide a snapshot of a user's entire security platform, including locations, security systems and devices. In addition, SecureStat® can unify security services and disparate systems, while providing a single interface for real-time administration of security operations across an enterprise. SecureStat® is a great example of the software-driven platforms the Company is investing in to strengthen its services offering and differentiate itself in the marketplace.

Moving forward, the Company intends to create shareholder value by leveraging the opportunities it sees within the area of branch transformation, growing its software and services capabilities, further building out its electronic security business through organic and inorganic efforts and taking advantage of key market opportunities around the world. Many opportunities lie ahead, and the Company will continue to invest in developing new software, services and security solutions that align with the needs of its core markets.

Cost savings initiatives, restructuring, impairment and other charges
The Company is committed to making the strategic decisions to streamline operations and enhance its competitive position globally. The Company is implementing a restructuring program aimed at reducing its cost structure by approximately $100,000 to $150,000 over the next several years. The primary focus will be on driving efficiencies in service and development through globalization of these functions, in addition to transforming general and administrative costs and increasing commercial effectiveness.

The Company remains confident in its ability to continue to execute on cost-reduction initiatives, deliver solutions that help improve customers' businesses and create shareholder value. The Company incurred pre-tax net restructuring charges of $9,503 and $1,723 during the three months ended March 31, 2013 and 2012, respectively, related to its multi-year realignment plan. This multi-year realignment will focus on globalizing the Company's service organization, create a unified center-led global organization for research and development as well as transform the Company's general and administrative cost structure.

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

Other charges consist of items that the Company determines are non-routine in nature. Net non-routine expenses of $7,494 and $924 impacted the three months ended March 31, 2013 and 2012, respectively. Net non-routine expenses for 2013 consisted primarily of executive severance costs, including accelerated share-based compensation expense of $2,982 and non-routine income related to a gain on assets of $2,191 from the sale of certain U.S. manufacturing operations to a long-time supplier. Net non-routine expenses for 2012 consisted primarily of legal and compliance costs related to the global Foreign Corrupt Practices Act (FCPA) investigation.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of March 31, 2013
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

Business Drivers
The business drivers of the Company's future performance include, but are not limited to:

•	demand for products and solutions related to bank branch transformation opportunities;

•	timing of self-service equipment upgrades and/or replacement cycles, including deposit automation in mature markets such as the United States;

•	demand for services, including managed services and integrated services (i.e. outsourcing);

•	demand for security products and services for the financial and commercial sectors; and

•	high levels of deployment growth for new self-service products in emerging markets, such as Asia Pacific.

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

	Three Months Ended
	March 31,
	2013		2012
	Dollars	% of Net sales	Dollars	% of Net sales
Net sales	$633,511	100.0	$698,491	100.0
Gross profit	130,014	20.5	193,240	27.7
Operating expenses	143,930	22.7	138,596	19.8
Operating (loss) profit	(13,916)	(2.2)	54,644	7.8
Net (loss) income	(13,882)	(2.2)	45,965	6.6
Net (loss) income attributable to noncontrolling interests	(436)	(0.1)	802	0.1
Net (loss) income attributable to Diebold, Incorporated	(13,446)	(2.1)	45,163	6.5
First Quarter 2013 Comparisons to First Quarter 2012
Net Sales
The following table represents information regarding our net sales for the three months ended March 31:

	2013	2012	$ Change	% Change
Net sales	$633,511	$698,491	$(64,980)	(9.3)

FSS sales in the first quarter of 2013 decreased $65,252 or 11.6 percent compared to the same period of 2012. The decrease in FSS sales included a net unfavorable currency impact of $12,645 or 2.0 percent, of which over 75 percent related to the Brazilian real. The following highlights include the impact of foreign currency. DNA decreased $66,226 or 23.7 percent due to lower volume within the U.S. regional bank business, partially offset with growth in the national bank business. A significant portion of the decline was associated with the expiration of the ADA and PCI compliance deadline in 2012, even though customers in the bank business continue to focus on deposit automation technology. Diebold International (DI) sales increased by $975 or 0.3 percent related to the following: Asia Pacific increased $16,107 or 17.6 percent, EMEA increased $1,348 or 2.1 percent, and Latin America, including Brazil, decreased $16,480 or 13.1 percent. The improvement in Asia Pacific was associated with growth in China and Indonesia. The increase in EMEA was driven by higher volume in the Middle East, partially offset with a net unfavorable currency impact of $1,772, particularly related to the South African rand. The decrease in Latin America, including Brazil, was driven by the unfavorable currency impact of the Brazilian real combined with lower volume in Venezuela and Mexico compared to the same period in the prior year.

Security solutions sales in the first quarter of 2013 increased by $2,379 or 1.8 percent compared to the same period of 2012. DNA decreased $2,839 or 2.4 percent compared to the same period in the prior year, offset by improvement in DI of $5,217 or 37.1 percent. In DNA, financial security for the U.S. national and regional banks remained challenging during the first quarter of 2013

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of March 31, 2013
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

with lower product volumes compared to the same period of the prior year. DI increased $3,147 due to higher volume in Brazil, related to the GAS Tecnologia acquisition in the third quarter 2012, coupled with growth in Latin America, particularly in Chile.

The Brazilian-based lottery and election systems sales in the first quarter of 2013 decreased by $2,107 compared to the same period of 2012. The decrease was primarily driven by minimal volume in the first quarter of 2013, with a reduction in both lottery unit sales and election system sales compared to the same period in the prior year.

Gross Profit
The following table represents information regarding our gross profit for the three months ended March 31:

	2013	2012	$ Change	% Change
Gross profit – services	$85,307	$111,469	$(26,162)	(23.5)
Gross profit – products	44,707	81,771	(37,064)	(45.3)
Total gross profit	$130,014	$193,240	$(63,226)	(32.7)
Gross margin – services	22.3%	28.1%
Gross margin – products	17.8%	27.1%
Total gross margin	20.5%	27.7%

The decrease in service gross margin was driven by DNA and Latin America, including Brazil. In DNA, the decrease was due to reduction in product volume, particularly in the U.S. regional bank business, which caused service mix differences between periods as well as lower resource productivity across multiple services. The decrease in Latin America, including Brazil, was due to a higher cost basis related to employee, fleet and other expenses combined with installation delays and lower volume compared to the same period of the prior year. Total service gross margin for 2013 included $2,624 of net restructuring charges related to reductions in force compared to $669 of net restructuring accrual adjustments in the same period of 2012.

The decrease in product gross margin was driven by DNA and Latin America, including Brazil. In DNA, product volume declined significantly compared to the same period of the prior year, particularly in the U.S. regional bank business, primarily due to the expiration of the ADA and PCI compliance deadline in 2012. In addition, the lower product volume and customer mix shift to a higher concentration of U.S. national bank sales led to product margin deterioration between periods. The decrease in Latin America, including Brazil, was attributable to lower volume as well as customer and product mix differences compared to the same period of the prior year.

Operating Expenses
The following table represents information regarding our operating expenses for the three months ended March 31:

	2013	2012	$ Change	% Change
Selling and administrative expense	$125,513	$119,612	$5,901	4.9
Research, development and engineering expense	21,030	18,801	2,229	11.9
(Gain) loss on sale of assets, net	(2,613)	183	(2,796)	N/M
Total operating expenses	$143,930	$138,596	$5,334	3.8

Selling and administrative expense increased $5,901 or 4.9 percent in the first quarter of 2013 compared to the same period of 2012. The increase was due to higher non-routine expenses, amortization and restructuring charges; partially offset by incentive-related compensation decreases, a $1,721 favorable currency impact, and lower consulting fees. Selling and administrative expense in the first quarter of 2013 and 2012 included non-routine expenses of $9,685 and $924, respectively. The increase in non-routine expenses pertained primarily to executive severance, including accelerated share-based compensation expense of $2,982. In addition, selling and administrative expense included $5,887 and $2,387 of restructuring charges in the first quarters of 2013 and 2012, respectively.

Research, development and engineering expense as a percent of net sales in the first quarters of 2013 and 2012 were 3.3 percent and 2.7 percent, respectively. The higher spend related to development efforts to support the Company's next generation hardware and software platforms and higher restructuring charges of $853.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of March 31, 2013
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

During the first quarter of 2013, the Company recognized a gain on assets of $2,191 from the sale of certain U.S. manufacturing operations to a long-time supplier.

Operating (Loss) Profit
The following table represents information regarding our operating profit for the three months ended March 31:

	2013	2012	$ Change	% Change
Operating (loss) profit	$(13,916)	$54,644	$(68,560)	(125.5)
Operating (loss) profit margin	(2.2)%	7.8%

The decrease in operating profit in the first quarter of 2013 compared to the same period of 2012 was influenced by the reduction in product and service revenue, a decrease in both product and service gross margins with particular emphasis on the customer mix shift in DNA, and the increase in operating expenses noted above. All of these items combined to produce a ten percentage point decrease in operating profit in the first quarter of 2013 compared to the same period of 2012.

Other (Expense) Income
The following table represents information regarding our other (expense) income for the three months ended March 31:

	2013	2012	$ Change	% Change
Investment income	$7,551	$11,955	$(4,404)	(36.8)
Interest expense	(7,343)	(7,608)	265	(3.5)
Foreign exchange (loss) gain, net	(2,214)	545	(2,759)	N/M
Miscellaneous, net	(1,098)	(90)	(1,008)	N/M
Other (expense) income	$(3,104)	$4,802	$(7,906)	(164.6)

The decrease in investment income was due to lower interest rates and an unfavorable currency impact in Brazil coupled with a decline in the Company's finance receivables stemming from the first quarter of 2012 sales, which generated lower interest income. The decrease in foreign exchange included $1,584 devaluation of the Venezuelan balance sheet in the first quarter of 2013.
Net (loss) Income
The following table represents information regarding our net income for the three months ended March 31:

	2013	2012	$ Change	% Change
Net (loss) income	$(13,882)	$45,965	$(59,847)	(130.2)
Percent of net sales	(2.2)%	6.6%
Effective tax rate	18.4%	22.7%

The decrease in net income in the first quarter of 2013 compared to the same period of 2012 was driven by the reduction in operating profit margin, a decrease in other income, and a lower effective tax rate, which decreased the tax benefit in the first quarter of 2013. The 4.3 percentage point decrease was due mainly to current and prior year tax benefits recorded in the first quarter of 2013 related to the American Taxpayer Relief Act of 2012 enacted on January 2, 2013.
Segment Analysis and Operating (Loss) Profit Summary
The following table represents information regarding our revenue by reporting segment for the three months ended March 31:

	2013	2012	$ Change	% Change
DNA	$330,855	$399,920	$(69,065)	(17.3)
DI	302,656	298,571	4,085	1.4
Total net sales	$633,511	$698,491	$(64,980)	(9.3)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of March 31, 2013
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

The decrease in DNA net sales resulted from a reduction in the FSS business, particularly related to lower product volume in the U.S. regional bank business. This decrease in U.S. regional bank business led to fewer service installations and software-led services related to these orders. In addition, financial security for the U.S. national and regional banks remained challenging with lower product volume compared to the comparable period in the prior year. Partially offsetting these decreases, the FSS product volume in the U.S. national bank business grew compared to the comparable period in the prior year.

The increase in DI net sales included a net unfavorable currency impact of $13,030, of which approximately 75 percent related to the Brazilian real. Operationally, DI realized higher FSS volumes in Asia Pacific, particularly in China, as well as growth in EMEA, partially offset with lower volume in Latin America, including Brazil. Security volume increased in Brazil in the first quarter of 2013 primarily due to the GAS Tecnologia acquisition in 2012 coupled with growth in Latin America, particularly in Chile. Partially offsetting the net improvement above, Brazil generated fewer lottery unit and election system sales compared to the comparable period of the prior year.
The following table represents information regarding our operating (loss) profit by reporting segment for the three months ended March 31:

	2013	2012	$ Change	% Change
DNA	$(5,972)	$54,931	$(60,903)	(110.9)
DI	(7,944)	(287)	(7,657)	N/M
Total operating (loss) profit	$(13,916)	$54,644	$(68,560)	(125.5)

DNA operating profit for the first quarter of 2013 decreased by $60,903 compared to the same period of 2012. In DNA, the decrease was driven by lower product volume in the U.S. regional bank business, which led to fewer service installations and software-led services. In addition, margin deterioration was due to customer and service mix differences as well as lower resource productivity across multiple services. The DNA variance also included higher restructuring charges and non-routine expenses compared to the prior year. These decreases were partially offset by higher FSS product volume in the U.S. national bank business and the gain on assets from the sale of manufacturing operations.
DI operating profit for the first quarter of 2013 decreased by $7,657 compared to the same period of 2012. The decrease was driven by lower product volume and customer and product mix differences in Latin America, including Brazil combined with the service margin deterioration noted above. In addition, operating expenses were higher than the prior year with the majority of the increase due to higher non-routine expenses. Partially offsetting these decreases, FSS volume increased in Asia Pacific compared to the prior year.

Refer to note 17 to the condensed consolidated financial statements for further details of segment revenue and operating profit.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of March 31, 2013
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

LIQUIDITY AND CAPITAL RESOURCES
Capital resources are obtained from income retained in the business, borrowings under the Company’s senior notes, committed and uncommitted credit facilities, long-term industrial revenue bonds, and operating and capital leasing arrangements. Management expects that the Company’s capital resources will be sufficient to finance planned working capital needs, research and development activities, investments in facilities or equipment, pension contributions, dividends and any repurchases of the Company’s common shares for at least the next 12 months. As of March 31, 2013, $587,038 or 98.3 percent of the Company’s cash and cash equivalents and short-term investments reside in international tax jurisdictions. Repatriation of these funds could be negatively impacted by foreign and domestic taxes. Part of the Company’s growth strategy is to pursue strategic acquisitions. The Company has made acquisitions in the past and intends to make acquisitions in the future. The Company intends to finance any future acquisitions with either cash and short-term investments, cash provided from operations, borrowings under available credit facilities, proceeds from debt or equity offerings and/or the issuance of common shares.
The following table summarizes the results of our condensed consolidated statement of cash flows for the three months ended March 31:

	2013	2012
Net cash flow (used in) provided by:
Operating activities	$(31,730)	$(26,021)
Investing activities	329	(19,783)
Financing activities	6,521	18,540
Effect of exchange rate changes on cash and cash equivalents	(3,769)	4,781
Net decrease in cash and cash equivalents	$(28,649)	$(22,483)
Net cash used in operating activities was $31,730 for the three months ended March 31, 2013, an increase of $5,709 from $26,021 for the same period in 2012. Cash flows from operating activities are generated primarily from operating income and managing the components of working capital. Cash flows from operating activities during the three months ended March 31, 2013, compared to the same period of 2012, were negatively impacted by a $59,847 decrease in net income, as well as unfavorable changes in refundable income taxes, other current assets, accounts payable and deferred revenue. These changes were partially offset by favorable changes in trade receivables, inventories, prepaid expenses and certain other assets and liabilities.
Net cash provided by investing activities was $329 for the three months ended March 31, 2013 compared to net cash used in investing activities of $19,783 for the same period in 2012. The $20,112 change was primarily due to a $23,287 increase in proceeds from maturities and sale of investments, partially offset by an increase of $9,149 in purchases of investments. The remaining change resulted from $3,112 in proceeds from sale of assets in 2013, a $2,969 decrease in capital expenditures and $2,653 less investment in certain other assets. These items were partially offset by a $2,760 decrease in collections on purchased finance receivables.
Net cash provided by financing activities was $6,521 for the three months ended March 31, 2013, a decrease of $12,019 from to $18,540 for the same period in 2012. The decrease was primarily due to $9,804 less issuances of common shares related to share-based compensation activity and a $2,352 increase in distributions to non-controlling interest holders.
As of March 31, 2013, the Company had various international short-term uncommitted lines of credit with borrowing limits of $110,006. The weighted-average interest rate on outstanding borrowings on the short-term uncommitted lines of credit as of March 31, 2013 and December 31, 2012 was 2.61 percent and 2.81 percent, respectively. The amount available under the short-term uncommitted lines at March 31, 2013 was $55,923.
As of March 31, 2013, the Company had borrowing limits under its five-year credit facility, which expires in June 2013, totaling $500,000. Under the terms of the credit facility agreement, the Company has the ability, subject to various approvals, to increase the borrowing limits by $250,000. Up to $50,000 of the revolving credit facility is available under a swing line sub-facility. The weighted-average interest rate on outstanding credit facility borrowings as of March 31, 2013 and December 31, 2012 was 1.34 percent and 1.33 percent, respectively, which is variable based on the London Interbank Offered Rate (LIBOR). The amount available under the credit facility as of March 31, 2013 was $118,000.

In March 2006, the Company issued senior notes in an aggregate principal amount of $300,000 with a weighted-average fixed interest rate of 5.50 percent. Additionally, the Company entered into a derivative transaction to hedge interest rate risk on $200,000

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of March 31, 2013
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

of the senior notes, which was treated as a cash flow hedge. This reduced the effective interest rate from 5.50 percent to 5.36 percent. The maturity dates of the senior notes are staggered, with $175,000 and $50,000 due in 2016 and 2018, respectively. The Company funded the repayment of $75,000 of the senior notes at maturity during the three months ended March 31, 2013 using its revolving credit facility.
In 1997, industrial development revenue bonds were issued on behalf of the Company. The proceeds from the bond issuances were used to construct new manufacturing facilities in the United States. The Company guaranteed the payments of principal and interest on the bonds by obtaining letters of credit. The bonds were issued with a 20-year original term and are scheduled to mature in 2017. Each industrial development revenue bond carries a variable interest rate, which is reset weekly by the remarketing agents. The weighted-average interest rate on the bonds was 0.39 percent and 0.49 percent as of March 31, 2013 and December 31, 2012, respectively.
The Company’s debt agreements contain various restrictive financial covenants, including net debt to capitalization and net interest coverage ratios. As of March 31, 2013, the Company was in compliance with the financial and other covenants in its debt agreements.
Dividends The Company paid dividends of $18,418 and $18,094 in the three months ended March 31, 2013 and 2012, respectively. Quarterly dividends were $0.2875 and $0.2850 per share for 2013 and 2012, respectively.
Benefit Plan Contributions The Company expects to contribute approximately $30,000 of its common shares currently held in treasury to its salaried pension plan during the year ended December 31, 2013.
Contractual Obligations In the first three months of 2013, the Company entered into purchases commitments due within one year for materials through contract manufacturing agreements for a total negotiated price of $8,262.
Except the contract manufacturing agreements noted above, all contractual cash obligations with initial and remaining terms in excess of one year and contingent liabilities remained generally unchanged at March 31, 2013 compared to December 31, 2012.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s condensed consolidated financial statements. The preparation of these financial statements requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities and reported amounts of revenues and expenses. Such estimates include revenue recognition, the valuation of trade, finance lease receivables, inventories, goodwill, intangible assets, other long-lived assets, legal contingencies, guarantee obligations and assumptions used in the calculation of income taxes, pension and post-retirement benefits and customer incentives, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors. Management monitors the economic conditions and other factors and will adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.
Management believes there have been no significant changes during the three months ended March 31, 2013 to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of March 31, 2013
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

•	the amount and timing of repurchases of the Company’s common shares, if any;

•	the outcome of the company's global FCPA review and any actions taken by government agencies in connection with the Company's self-disclosure, including the pending DOJ and SEC investigations;

•	the Company's ability to settle the FCPA investigation, and the ultimate amount of any potential settlement; and

•	the Company’s ability to achieve benefits from its cost-reduction initiatives and other strategic changes, including its recently announced multi-year realignment plan and other restructuring actions.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2013

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to the Company’s annual report on Form 10-K for the year ended December 31, 2012. There has been no material change in this information since December 31, 2012.

ITEM 4: CONTROLS AND PROCEDURES
This quarterly report includes the certifications of our chief executive officer (CEO) and chief financial officer (CFO) required by Rule 13a-14 of the Exchange Act. See Exhibits 31.1 and 31.2. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.
Based on the performance of procedures by management, designed to ensure the reliability of financial reporting, management believes that the unaudited condensed consolidated financial statements fairly present, in all material respects, the Company's financial position, results of operations and cash flows as of the dates, and for the periods presented. Refer to note 1 in the notes to condensed consolidated financial statements.

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

In connection with the preparation of this quarterly report, management, under the supervision and with the participation of the CEO and CFO, conducted an evaluation of disclosure controls and procedures. Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2013 due to the material weakness described below.

A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness in our internal control over financial reporting as of March 31, 2013:

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

Because of the material weakness identified above, a reasonable possibility exists that a material misstatement in the Company's condensed consolidated financial statements will not be prevented or detected on a timely basis.

Remediation of Material Weakness
To address the material weakness discussed above, management is in the process of completing remediation plans to facilitate: (a) design and operating effectiveness of control procedures pertaining to manufacturing and supply chain processes that could materially impact indirect tax incentives in its Brazilian subsidiary; (b) definition of roles and responsibilities within its Brazilian subsidiary, including the reporting structure, with respect to the indirect tax compliance program; and (c) communication by operational management to regional and corporate management.

During the quarter ending June 30, 2013, the Company expects to complete the design of control procedures pertaining to manufacturing and supply chain processes that impact indirect tax incentives in its Brazilian subsidiary. In addition, it is expected that the definition of roles and responsibilities within its Brazilian subsidiary, including the reporting structure, with respect to the indirect tax compliance program will be completed. During the quarter ending September 30, 2013, the implementation of these control procedures, and fulfillment of the related roles and responsibilities in the indirect tax compliance organization structure is planned.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2013

During the quarter ended March 31, 2013, there have been no changes to the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS
(dollars in thousands)
At March 31, 2013, the Company was a party to several lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the Company's financial position or results of operations. In management's opinion, the Company's condensed consolidated financial statements would not be materially affected by the outcome of those legal proceedings, commitments, or asserted claims.
In addition to the routine legal proceedings noted above, the Company was a party to the legal proceedings described below at March 31, 2013:
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

Securities Action
On June 30, 2010, a shareholder filed a putative class action complaint in the United States District Court for the Northern District of Ohio alleging violations of the federal securities laws against the Company, certain current and former officers, and the Company's independent auditors (Louisiana Municipal Police Employees Retirement System v. KPMG et al. , No. 10-CV-1461). The complaint seeks unspecified compensatory damages on behalf of a class of persons who purchased the Company's stock between June 30, 2005 and January 15, 2008 and fees and expenses related to the lawsuit. The complaint generally relates to the matters set forth in the court documents filed by the SEC in June 2010 finalizing the settlement of civil charges stemming from the investigation of the Company conducted by the Division of Enforcement of the SEC. It is reasonably possible that the resolution of this putative federal securities class action could be material to the Company's consolidated financial statements; however, management believes that any possible loss or range of loss cannot be estimated.

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

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2013

ITEM 1A: RISK FACTORS
Refer to the Company’s annual report on Form 10-K for the year ended December 31, 2012.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Information concerning the Company’s share repurchases made during the first quarter of 2013:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
January	4,826	$31.39	—	2,426,177
February	51,211	29.94	—	2,426,177
March	—	—	—	2,426,177
Total	56,037	$30.06	—

(1)	All shares were surrendered or deemed surrendered to the Company in connection with the Company’s share-based compensation plans.

(2)
The total number of shares repurchased as part of the publicly announced share repurchase plan since its inception was 13,450,772 as of March 31, 2013. The plan was approved by the Board of Directors in 1997. The Company may purchase shares from time to time in open market purchases or privately negotiated transactions. The Company may make all or part of the purchases pursuant to accelerated share repurchases or Rule 10b5-1 plans. The plan has no expiration date. The following table provides a summary of Board of Directors approvals to repurchase the Company’s outstanding common shares:

Total Number of Shares Approved for Repurchase
1997	2,000,000
2004	2,000,000
2005	6,000,000
2007	2,000,000
2011	1,876,949
2012	2,000,000
15,876,949

ITEM 3: DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4: MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5: OTHER INFORMATION
None.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2013

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
FORM 10-Q as of March 31, 2013

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIEBOLD, INCORPORATED

Date: May 1, 2013	By:	/s/ Henry D.G. Wallace
Henry D.G. Wallace
Executive Chairman of the Board
(Principal Executive Officer)

Date: May 1, 2013	By:	/s/ Bradley C. Richardson
Bradley C. Richardson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2013

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