Form 10-Q
period 2013-06-30
DIEBOLD INC
filed 2013-08-14
CIK 28823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
Form 10-Q
__________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock outstanding as of August 2, 2013 was 78,343,072.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS
DIEBOLD, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$282,569	$368,792
Short-term investments	243,439	261,886
Trade receivables, less allowances for doubtful accounts of $27,635 and $27,854, respectively	522,047	488,373
Inventories	461,143	412,996
Deferred income taxes	84,321	143,248
Prepaid expenses	28,174	35,614
Prepaid income taxes	46,613	16,357
Other current assets	142,801	87,591
Total current assets	1,811,107	1,814,857
Securities and other investments	77,799	77,101
Property, plant and equipment, at cost	602,776	661,910
Less accumulated depreciation and amortization	433,764	477,565
Property, plant and equipment, net	169,012	184,345
Goodwill	257,296	272,951
Deferred income taxes	44,354	76,375
Other assets	166,500	167,358
Total assets	$2,526,068	$2,592,987
LIABILITIES AND EQUITY
Current liabilities
Notes payable	$65,051	$34,212
Accounts payable	243,569	224,973
Deferred revenue	231,828	222,343
Payroll and other benefits liabilities	77,042	69,814
Other current liabilities	346,361	306,002
Total current liabilities	963,851	857,344
Long-term debt	616,861	617,534
Pensions and other benefits	199,516	198,241
Post-retirement and other benefits	22,990	22,904
Deferred income taxes	31,842	34,250
Other long-term liabilities	37,921	35,892
Commitments and contingencies	—	—
Equity
Diebold, Incorporated shareholders' equity
Preferred shares, no par value, 1,000,000 authorized shares, none issued	—	—
Common shares, $1.25 par value, 125,000,000 authorized shares, 78,239,297 and 77,661,118 issued shares, 63,753,519 and 63,240,667 outstanding shares, respectively	97,799	97,076
Additional capital	377,870	358,281
Retained earnings	822,945	978,345
Treasury shares, at cost (14,485,778 and 14,420,451 shares, respectively)	(553,157)	(551,189)
Accumulated other comprehensive loss	(125,335)	(91,039)
Total Diebold, Incorporated shareholders' equity	620,122	791,474
Noncontrolling interests	32,965	35,348
Total equity	653,087	826,822
Total liabilities and equity	$2,526,068	$2,592,987
See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net sales
Services	$413,216	$396,909	$795,434	$793,774
Products	293,897	346,279	545,190	647,905
	707,113	743,188	1,340,624	1,441,679
Cost of sales
Services	317,135	294,092	614,046	579,488
Products	232,562	265,160	439,148	486,648
	549,697	559,252	1,053,194	1,066,136
Gross profit	157,416	183,936	287,430	375,543
Selling and administrative expense	157,205	118,946	282,718	238,558
Research, development and engineering expense	23,417	20,172	44,447	38,973
Impairment of assets	642	6,701	642	6,701
(Gain) loss on sale of assets, net	(226)	(143)	(2,839)	40
	181,038	145,676	324,968	284,272
Operating (loss) profit	(23,622)	38,260	(37,538)	91,271
Other income (expense)
Investment income	6,814	8,039	14,365	19,994
Interest expense	(6,766)	(7,461)	(14,109)	(15,069)
Foreign exchange (loss) gain, net	(2,216)	1,102	(4,430)	1,647
Miscellaneous, net	309	431	(789)	341
(Loss) income from continuing operations before taxes	(25,481)	40,371	(42,501)	98,184
Income tax expense	78,371	13,791	75,233	26,852
Net (loss) income	(103,852)	26,580	(117,734)	71,332
Net income attributable to noncontrolling interests	1,183	1,290	747	2,092
Net (loss) income attributable to Diebold, Incorporated	$(105,035)	$25,290	$(118,481)	$69,240

Basic weighted-average shares outstanding	63,700	63,064	63,509	62,899
Diluted weighted-average shares outstanding	63,700	64,035	63,509	63,795

Net (loss) income attributable to Diebold, Incorporated:
Basic (loss) earnings per share	$(1.65)	$0.40	$(1.87)	$1.10
Diluted (loss) earnings per share	$(1.65)	$0.39	$(1.87)	$1.09
See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net (loss) income	$(103,852)	$26,580	$(117,734)	$71,332
Other comprehensive (loss) income, net of tax:
Translation adjustment	(54,625)	(67,929)	(46,502)	(40,338)
Foreign currency hedges	2,482	1,896	2,668	(130)
Interest rate hedges:
Net gain (loss) recognized in other comprehensive income	337	(101)	542	69
Less: reclassification adjustment for net gains	51	76	111	170
	286	(177)	431	(101)
Pension and other post-retirement benefits:
Net actuarial loss amortization	3,600	4,305	6,935	8,637
Net prior service benefit amortization	(67)	(65)	(130)	(129)
Curtailment loss	—	—	699	—
	3,533	4,240	7,504	8,508
Unrealized gain (loss) on securities, net:
Net gain recognized in other comprehensive income	2,066	3,333	2,050	2,917
Less: reclassification adjustment for net gains	71	1,180	127	1,508
	1,995	2,153	1,923	1,409
Other	7	5	14	10
Other comprehensive loss, net of tax	(46,322)	(59,812)	(33,962)	(30,642)
Comprehensive (loss) income	(150,174)	(33,232)	(151,696)	40,690
Less: comprehensive income attributable to noncontrolling interests	1,429	1,068	1,081	1,862
Comprehensive (loss) income attributable to Diebold, Incorporated	$(151,603)	$(34,300)	$(152,777)	$38,828
See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2013	2012
Cash flow from operating activities:
Net (loss) income	$(117,734)	$71,332
Adjustments to reconcile net (loss) income to cash flow used in operating activities:
Depreciation and amortization	42,194	38,795
Share-based compensation	10,470	5,704
Excess tax benefits from share-based compensation	(246)	(1,591)
Devaluation of Venezuelan balance sheet	1,584	—
(Gain) loss on sale of assets, net	(2,839)	40
Impairment of assets	642	6,701
Equity in earnings of an investee	—	(592)
Cash flow from changes in certain assets and liabilities:
Trade receivables	(44,757)	(44,841)
Inventories	(62,302)	(54,882)
Prepaid expenses	6,759	84
Prepaid income taxes	(30,257)	(1,273)
Other current assets	(51,948)	(32,583)
Accounts payable	23,089	10,406
Deferred revenue	12,410	1,908
Deferred income tax	86,198	3,020
Certain other assets and liabilities	63,312	(36,198)
Net cash used in operating activities	(63,425)	(33,970)
Cash flow from investing activities:
Proceeds from maturities of investments	225,389	156,491
Proceeds from sale of investments	8,790	16,157
Payments for purchases of investments	(233,374)	(176,404)
Proceeds from sale of assets	3,828	283
Capital expenditures	(18,156)	(20,669)
Collections on purchased finance receivables	3,066	7,072
Increase in certain other assets	(6,981)	(4,549)
Net cash used in investing activities	(17,438)	(21,619)
Cash flow from financing activities:
Dividends paid	(36,919)	(36,313)
Revolving debt borrowings, net	111,000	106,000
Other debt borrowings	21,104	68,260
Other debt repayments	(101,076)	(110,773)
Distributions of affiliates earnings to noncontrolling interest holders	(3,464)	(1,112)
Excess tax benefits from share-based compensation	246	1,591
Issuance of common shares	9,841	16,003
Repurchase of common shares	(1,967)	(2,896)
Net cash (used in) provided by financing activities	(1,235)	40,760
Effect of exchange rate changes on cash and cash equivalents	(4,125)	1,450
Decrease in cash and cash equivalents	(86,223)	(13,379)
Cash and cash equivalents at the beginning of the period	368,792	333,920
Cash and cash equivalents at the end of the period	$282,569	$320,541
See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2013
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
The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s annual report on Form 10-K for the year ended December 31, 2012. In addition, some of the Company’s statements in this quarterly report on Form 10-Q may involve risks and uncertainties that could significantly impact expected future results. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of results to be expected for the full year.
Error Correction and Reclassification The Company continues to work to remediate an internal control weakness pertaining to manufacturing and supply chain processes related to indirect tax incentives in one of its Brazilian subsidiaries. As part of remediation, during the second quarter of 2013, the Company identified an error related to prior year periods for Brazilian indirect tax incentives previously not appropriately recognized in product cost of goods sold. In accordance with Accounting Standards Codification 250-10, Accounting Changes and Error Corrections, prior year amounts of product cost of sales, income tax expense, other current liabilities and retained earnings have been adjusted as management determined that the correction for each respective year is not material to each prior year period. This correction was recorded within the Company's operations in Brazil, included in the Diebold International (DI) reporting segment. As a result of applying the correction retrospectively, previously reported product cost of sales for the three and six months ended June 30, 2013 increased by $1,633 and $3,266, respectively and previously reported net income and diluted earnings per share decreased by $1,212 and $0.02 and $2,425 and $0.03, respectively. The aggregated amount of the correction reflected in other current liabilities and retained earnings as of December 31, 2012 was $18,489. There was no impact of the correction on previously reported cash flows from operations for the prior period.
The Company has reclassified the presentation of certain prior-year information to conform to the current presentation, including the above correction.

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
FORM 10-Q as of June 30, 2013
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

NOTE 2: (LOSS) EARNINGS PER SHARE
Basic (loss) earnings per share is based on the weighted-average number of common shares outstanding. Diluted (loss) earnings per share includes the dilutive effect of potential common shares outstanding. Under the two-class method of computing (loss) earnings per share, non-vested share-based payment awards that contain rights to receive non-forfeitable dividends are considered participating securities. The Company’s participating securities include restricted stock units (RSUs), deferred shares and shares that were vested, but deferred by the employee. The Company calculated basic and diluted (loss) earnings per share under both the treasury stock method and the two-class method. For the three and six months ended June 30, 2013 and 2012, there was no impact in the per share amounts calculated under the two methods. Accordingly, the treasury stock method is disclosed below.

The following represents amounts used in computing (loss) earnings per share and the effect on the weighted-average number of shares of dilutive potential common shares:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Numerator:
(Loss) income used in basic and diluted earnings per share:
Net (loss) income attributable to Diebold, Incorporated	$(105,035)	$25,290	$(118,481)	$69,240
Denominator:
Weighted-average number of common shares used in basic earnings per share	63,700	63,064	63,509	62,899
Effect of dilutive shares (1)	—	971	—	896
Weighted-average number of shares used in diluted earnings per share	63,700	64,035	63,509	63,795
Net (loss) income attributable to Diebold, Incorporated:
Basic (loss) earnings per share	$(1.65)	$0.40	$(1.87)	$1.10
Diluted (loss) earnings per share	$(1.65)	$0.39	$(1.87)	$1.09
Anti-dilutive shares (in thousands):
Anti-dilutive shares not used in calculating diluted weighted-average shares	2,538	1,980	2,598	1,985

(1) Incremental shares of 447 thousand and 505 thousand were excluded from the computation of diluted (loss) earnings per share for the three and six months ended June 30, 2013 because their effect is anti-dilutive due to the net loss attributable to Diebold, Incorporated.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2013
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

NOTE 3: EQUITY

The following table presents changes in shareholders' equity attributable to Diebold, Incorporated and the noncontrolling interests:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Diebold, Incorporated shareholders' equity
Balance at beginning of period	$784,370	$879,196	$791,474	$813,348
Comprehensive (loss) income attributable to Diebold, Incorporated	(151,603)	(34,300)	(152,777)	38,828
Common shares	178	252	723	938
Additional capital	5,961	7,756	19,589	20,769
Treasury shares	(283)	(11)	(1,968)	(2,896)
Dividends declared and paid	(18,501)	(18,219)	(36,919)	(36,313)
Balance at end of period	$620,122	$834,674	$620,122	$834,674

Noncontrolling interests
Balance at beginning of period	$31,536	$30,956	$35,348	$31,274
Comprehensive income attributable to noncontrolling interests	1,429	1,068	1,081	1,862
Distributions to noncontrolling interest holders	—	—	(3,464)	(1,112)
Balance at end of period	$32,965	$32,024	$32,965	$32,024

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

NOTE 4: SHARE-BASED COMPENSATION
The Company’s share-based compensation payments to employees are recognized based on their grant-date fair values during the period in which the employee is required to provide services in exchange for the award. Share-based compensation is recognized as a component of selling and administrative expense. Total share-based compensation expense was $3,284 and $1,907 for the three months ended June 30, 2013 and 2012, respectively, and $10,470 and $5,704 for the six months ended June 30, 2013 and 2012, respectively. Share-based compensation expense for the six months ended June 30, 2013 included accelerated expense of $2,982 related to executive severance.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2013
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

Options outstanding and exercisable as of June 30, 2013 under the Company’s 1991 Equity and Performance Incentive Plan (as Amended and Restated as of April 13, 2009) and changes during the six months ended June 30, 2013, were as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(in thousands)	(per share)	(in years)
Outstanding at January 1, 2013	2,668	$37.56
Expired or forfeited	(277)	36.47
Exercised	(372)	26.45
Granted	338	30.46
Outstanding at June 30, 2013	2,357	$38.42	5	$3,145
Options exercisable at June 30, 2013	1,675	$40.97	4	$1,775
Options vested and expected to vest at June 30, 2013	2,327	$38.50	5	$3,075

(1)
The aggregate intrinsic value (the difference between the closing price of the Company’s common shares on the last trading day of the second quarter of 2013 and the exercise price, multiplied by the number of “in-the-money” options) that would have been received by the option holders had all option holders exercised their options on June 30, 2013. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common shares.

(2)	The options expected to vest are the result of applying the pre-vesting forfeiture rate assumption to total outstanding non-vested options.

The following table summarizes information on non-vested RSUs, performance shares and deferred shares for the six months ended June 30, 2013:

	Number of Shares	Weighted-Average Grant-Date Fair Value
	(in thousands)
RSUs:
Non-Vested at January 1, 2013	732	$33.33
Forfeited	(94)	33.94
Vested	(248)	32.74
Granted	226	30.04
Non-Vested at June 30, 2013	616	$32.30
Performance Shares (1):
Non-Vested at January 1, 2013	729	$40.41
Forfeited	(328)	38.00
Vested	(31)	35.49
Granted	277	29.15
Non-Vested at June 30, 2013	647	$37.04
Director Deferred Shares:
Non-Vested at January 1, 2013	20	$40.54
Forfeited	(3)	40.54
Vested	(17)	40.54
Granted	31	29.73
Non-Vested at June 30, 2013	31	$29.73
Vested at June 30, 2013	103	$35.54
Outstanding at June 30, 2013	134	$34.20

(1)
Non-vested performance shares are based on a maximum potential payout. Actual shares granted at the end of the performance period may be less than the maximum potential payout level depending on achievement of performance share objectives.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2013
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

NOTE 5: INCOME TAXES

During the second quarter of 2013, the Company changed its assertion regarding the indefinite reinvestment of certain foreign subsidiary earnings due primarily to forecasted cash needs within the U.S. and strategic decisions related to the Company's capital structure. The largest jurisdictions impacted were China, Switzerland and Thailand where the majority of undistributed earnings will no longer be considered permanently reinvested. As a result, the Company recorded a deferred tax liability (net of related foreign tax credits) of approximately $47,000.
The effective tax rate was (307.6) and 34.2 percent for the three months ended June 30, 2013 and 2012, respectively, and (177.0) and 27.3 percent for the six months ended June 30, 2013 and 2012, respectively. The negative tax rate for 2013 is a result of deferred tax expense related to the repatriation of previously undistributed earnings and the establishment of a valuation allowance of approximately $39,200 on deferred tax assets in the Company's Brazilian manufacturing facility. A change in circumstances occurring in the second quarter of 2013, including but not limited to lower profitability in core operations, lower anticipated taxable income and an unfavorable business outlook in the Brazil manufacturing subsidiary triggered the Company's determination that it is more likely than not that deferred tax assets in this subsidiary will not be realized. In addition, the effective income tax rate was impacted by increased operating losses in certain jurisdictions for which no tax benefit can be recognized.

NOTE 6: INVESTMENTS
The Company’s investments, primarily in Brazil, consist of certificates of deposit and U.S. dollar indexed bond funds, which are classified as available-for-sale and stated at fair value based upon quoted market prices and net asset values, respectively. Unrealized gains and losses are recorded in AOCI. Realized gains and losses are recognized in investment income and are determined using the specific identification method. Realized gains, net from the sale of securities were $106 and $1,180 for the three months ended in June 30, 2013 and 2012, respectively, and $192 and $1,508 for the six months ended June 30, 2013 and 2012, respectively. Proceeds from the sale of available-for-sale securities were $8,790 and $16,157 during the six months ended June 30, 2013 and 2012, respectively.

The Company’s investments, excluding cash surrender value of insurance contracts of $70,632 and $70,318 as of June 30, 2013 and December 31, 2012, respectively, consist of the following:

	Cost Basis	Unrealized Gain		Fair Value
As of June 30, 2013
Short-term investments:
Certificates of deposit	$211,496	$—		$211,496
U.S. dollar indexed bond funds	28,911	3,032		31,943
	$240,407	$3,032	....	$243,439
Long-term investments:
Assets held in a rabbi trust	$6,136	$1,031		$7,167

As of December 31, 2012
Short-term investments:
Certificates of deposit	$258,518	$—		$258,518
U.S. dollar indexed bond funds	3,249	119		3,368
	$261,767	$119		$261,886
Long-term investments:
Assets held in a rabbi trust	$6,266	$517		$6,783

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2013
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
Financing Receivables The Company evaluates the collectability of notes and finance lease receivables (collectively, financing receivables) on a customer-by-customer basis and evaluates specific customer circumstances, aging of invoices, credit risk changes and payment patterns and historical loss experience. When the collectability is determined to be at risk based on the above criteria, the Company records the allowance for credit losses, which represents the Company’s current exposure less estimated reimbursement from insurance claims. After all efforts at collection have been unsuccessful, the account is deemed uncollectible and is written off. The following table summarizes the Company’s allowance for credit losses for the six months ended June 30, 2013 and 2012:

	Finance Leases	Notes Receivable	Total
Allowance for credit losses
Balance at January 1, 2013	$525	$2,047	$2,572
Provision for credit losses	7	—	7
Recoveries	3	—	3
Write-offs	(90)	(2,047)	(2,137)
Balance at June 30, 2013	$445	$—	$445

Balance at January 1, 2012	$210	$2,047	$2,257
Provision for credit losses	247	—	247
Recoveries	41	—	41
Write-offs	—	—	—
Balance at June 30, 2012	$498	$2,047	$2,545

The Company's allowance of $445 and $2,545 at June 30, 2013 and 2012, respectively, all resulted from individual impairment evaluation. As of June 30, 2013, finance leases and notes receivables individually evaluated for impairment were $90,490 and $10,808, respectively. As of June 30, 2012, finance leases and notes receivables individually evaluated for impairment were $95,753 and $13,829, respectively.
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

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2013
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

As of June 30, 2013 and December 31, 2012, the recorded investment in past-due financing receivables on nonaccrual status was $2,191 and $2,060, respectively, and there were no recorded investments in finance receivables past due 90 days or more and still accruing interest. The recorded investment in impaired notes receivable was $0 as of June 30, 2013 and was $2,407 as of December 31, 2012 which was fully reserved. The following table summarizes the Company’s aging of past-due notes receivable balances:

	June 30, 2013	December 31, 2012
30-59 days past due	$—	$—
60-89 days past due	—	—
> 89 days past due	—	1,840
Total past due	$—	$1,840

NOTE 8: INVENTORIES
Major classes of inventories are summarized as follows:

	June 30, 2013	December 31, 2012
Finished goods	$215,580	$183,286
Service parts	146,786	151,189
Raw materials and work in process	98,777	78,521
Total inventories	$461,143	$412,996

NOTE 9: GOODWILL AND OTHER ASSETS
Goodwill In 2012, goodwill was reviewed for impairment based on a two-step test, which resulted in no impairment in any of the Company's reporting units. As a result of the 2012 goodwill impairment test, the Company concluded the Brazil reporting unit had excess fair value of approximately $113,348 or 22.0 percent when compared to its carrying amount. The amount of goodwill in the Company's Brazil reporting unit was $110,686 and $120,571 as of June 30, 2013 and December 31, 2012, respectively. All other reporting units had excess fair value greater than 25.0 percent when compared to their carrying amounts.
Other Assets Included in other assets are net capitalized software development costs of $44,318 and $49,513 as of June 30, 2013 and December 31, 2012, respectively. Amortization expense on capitalized software of $6,402 and $4,231 was included in product cost of sales for the three months ended June 30, 2013 and 2012, respectively, and $11,251 and $8,601 was included in product cost of sales for the six months ended June 30, 2013 and 2012, respectively. Other long-term assets also consist of patents, trademarks, other intangible assets, and financing receivables. Where applicable, other assets are stated at cost and, if applicable, are amortized ratably over the relevant contract period or the estimated life of the assets. Fees to renew or extend the term of the Company’s intangible assets are expensed when incurred.
In August 2012, the Company acquired GAS Tecnologia (GAS), a Brazilian Internet banking, online payment and mobile banking security company. At June 30, 2013, the Company had finalized the purchase accounting with respect to opening balance sheet valuations. Amortizable intangible assets and goodwill resulting from the acquisition were $16,000 and $26,000, respectively.
Impairment of long-lived assets is recognized when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the expected future undiscounted cash flows are less than the carrying amount of the asset group, an impairment loss may be recognized at that time to reduce the asset to the lower of its fair value or its net book value.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2013
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

NOTE 10: DEBT
Outstanding debt balances were as follows:

	June 30, 2013	December 31, 2012
Notes payable:
Uncommitted lines of credit	$64,412	$33,916
Other	639	296
	$65,051	$34,212
Long-term debt:
Credit facility	$375,000	$300,000
Senior notes	225,000	300,000
Industrial development revenue bonds	11,900	11,900
Other	4,961	5,634
	$616,861	$617,534
As of June 30, 2013, the Company had various international short-term uncommitted lines of credit with borrowing limits of $109,613. The weighted-average interest rate on outstanding borrowings on the short-term uncommitted lines of credit as of June 30, 2013 and December 31, 2012 was 1.84 percent and 2.81 percent, respectively. The decrease in the weighted-average interest rate is attributable to the change in mix of borrowings in foreign entities. Short-term uncommitted lines mature in less than one year. The amount available under the short-term uncommitted lines at June 30, 2013 was $45,201.
As of June 30, 2013, the Company had borrowing limits under its five-year credit facility totaling $500,000, which expires in June 2016. Under the terms of the credit facility agreement, the Company has the ability, subject to various approvals, to increase the borrowing limits by $250,000. Up to $50,000 of the revolving credit facility is available under a swing line sub-facility. The weighted-average interest rate on outstanding credit facility borrowings as of June 30, 2013 and December 31, 2012 was 1.31 percent and 1.33 percent, respectively, which is variable based on the London Interbank Offered Rate (LIBOR). The amount available under the credit facility as of June 30, 2013 was $125,000.

In March 2006, the Company issued senior notes in an aggregate principal amount of $300,000 with a weighted-average fixed interest rate of 5.50 percent. Additionally, the Company entered into a derivative transaction to hedge interest rate risk on $200,000 of the senior notes, which was treated as a cash flow hedge. This reduced the effective interest rate from 5.50 percent to 5.36 percent. The Company funded the repayment of $75,000 of the senior notes at maturity in March 2013 using its revolving credit facility. The maturity dates of the remaining senior notes are staggered, with $175,000 and $50,000 due in 2016 and 2018, respectively.
In 1997, industrial development revenue bonds were issued on behalf of the Company. The proceeds from the bond issuances were used to construct new manufacturing facilities in the United States. The Company guaranteed the payments of principal and interest on the bonds by obtaining letters of credit. The bonds were issued with a 20-year original term and are scheduled to mature in 2017. Each industrial development revenue bond carries a variable interest rate, which is reset weekly by the remarketing agents. The weighted-average interest rate on the bonds was 0.43 percent and 0.49 percent as of June 30, 2013 and December 31, 2012, respectively.
The Company’s debt agreements contain various restrictive financial covenants, including net debt to capitalization and net interest coverage ratios. As of June 30, 2013, the Company was in compliance with the financial and other covenants in its debt agreements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2013
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
The following table sets forth the net periodic benefit cost for the Company’s defined benefit pension plans and other benefits for the three months ended June 30:

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Components of net periodic benefit cost
Service cost	$3,330	$2,861	$—	$—
Interest cost	6,956	7,958	157	203
Expected return on plan assets	(8,802)	(10,206)	—	—
Amortization of prior service cost (benefit)	19	64	(122)	(129)
Recognized net actuarial loss	5,435	4,183	105	122
Net periodic pension benefit cost	$6,938	$4,860	$140	$196
The following table sets forth the net periodic benefit cost for the Company’s defined benefit pension plans and other benefits for the six months ended June 30:

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Components of net periodic benefit cost
Service cost	$6,661	$5,723	$—	$—
Interest cost	13,913	15,916	314	407
Expected return on plan assets	(17,605)	(20,411)	—	—
Amortization of prior service cost (benefit)	37	129	(244)	(258)
Recognized net actuarial loss	10,856	8,394	211	243
Curtailment loss (1)	1,159	—	—	—
Net periodic pension benefit cost	$15,021	$9,751	$281	$392
(1) The curtailment loss during the six months ended June 30, 2013 resulted from the departure of certain executive officers and was recorded within selling and administrative expense.
Contributions
There have been changes to the 2013 plan year contribution amounts previously disclosed. The Company is freezing its defined-benefit pension plan for U.S.-based employees (refer to note 18). The freeze, coupled with higher discount rates, is expected to reduce the underfunded status of the plan and thus, the Company has no plans to make voluntary contributions to the pension plan for the foreseeable future. For the six months ended June 30, 2013 and 2012, contributions of $1,597 and $13,780, respectively, were made to the qualified and non-qualified pension plans.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2013
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

NOTE 12: GUARANTEES AND PRODUCT WARRANTIES
In 1997, industrial development revenue bonds were issued on behalf of the Company. The Company guaranteed the payments of principal and interest on the bonds (refer to note 10) by obtaining letters of credit. The carrying value of the bonds was $11,900 as of June 30, 2013 and December 31, 2012.
The Company provides its global operations guarantees and standby letters of credit through various financial institutions to suppliers, customers, regulatory agencies and insurance providers. If the Company is not able to make payment or fulfill contractual obligations, the suppliers, customers, regulatory agencies and insurance providers may draw on the pertinent bank. At June 30, 2013, the maximum future payment obligations related to these various guarantees totaled $83,592, of which $26,035 represented standby letters of credit to insurance providers, and no associated liability was recorded. At December 31, 2012, the maximum future payment obligations relative to these various guarantees totaled $80,662, of which $23,435 represented standby letters of credit to insurance providers, and no associated liability was recorded.
The Company provides its customers a manufacturer’s warranty and records, at the time of the sale, a corresponding estimated liability for potential warranty costs. Estimated future obligations due to warranty claims are based upon historical factors such as labor rates, average repair time, travel time, number of service calls per machine and cost of replacement parts.
Changes in the Company’s warranty liability balance are illustrated in the following table:

	2013	2012
Balance at January 1	$81,751	$63,355
Current period accruals (a)	16,105	29,867
Current period settlements	(24,429)	(26,371)
Balance at June 30	$73,427	$66,851

(a)	includes the impact of foreign exchange rate fluctuations

NOTE 13: COMMITMENTS AND CONTINGENCIES
At June 30, 2013, the Company had purchase commitments due within one year of $16,728 for materials through contract manufacturing agreements at negotiated prices.

The Company accrues non income-tax liabilities for indirect tax matters when management believes that a loss is probable and the amounts can be reasonably estimated, while contingent gains are recognized only when realized. In the event any losses are sustained in excess of accruals, they are charged against income. In evaluating indirect tax matters, management takes into consideration factors such as historical experience with matters of similar nature, specific facts and circumstances, and the likelihood of prevailing. Management evaluates and updates accruals as matters progress over time. It is reasonably possible that some of the matters for which accruals have not been established could be decided unfavorably to the Company and could require recognizing future expenditures. Also, statutes of limitations could expire without the Company paying the taxes for matters for which accruals have been established which could result in the recognition of future gains upon reversal of these accruals at that time. At June 30, 2013 and December 31, 2012, the Company had accrued approximately $26,000 for certain indirect tax positions in both periods. A loss contingency is reasonably possible if it has a more than remote but less than probable chance of occurring. Although management believes the Company has valid defenses with respect to its indirect tax positions, it is reasonably possible that a loss could occur in excess of the estimated accrual, for which the Company estimated the aggregate risk at June 30, 2013 to be a range of up to approximately $381,000 for its material indirect tax matters.

At June 30, 2013, the Company was a party to several lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate are considered material by management in relation to the Company’s financial position or results of operations. In addition, the Company has indemnification obligations with certain former employees and costs associated with these indemnifications are expensed as incurred. In management’s opinion, the condensed consolidated financial statements would not be materially affected by the outcome of these legal proceedings, commitments or asserted claims. In addition to these routine legal proceedings, the Company was a party to the legal proceedings described below:

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2013
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

Brazilian Federal Indirect Tax Assessment
In August 2012, one of the Company's Brazilian subsidiaries was notified of a tax assessment of approximately $133,000, including penalties and interest, regarding certain Brazilian federal indirect taxes (Industrialized Products Tax, Import Tax, Programa de Integração Social and Contribution to Social Security Financing) for 2008 and 2009. The assessment alleges improper importation of certain components into Brazil's free trade zone that would nullify certain indirect tax incentives. On September 10, 2012, the Company filed its administrative defenses with the tax authorities. This proceeding is currently pending an administrative level decision, which could negatively impact Brazilian federal indirect taxes in other years that remain open under statute. It is reasonably possible that the Company could be required to pay taxes, penalties and interest related to this matter, which could be material to the Company's consolidated financial statements. Management believes that the possible range of loss associated with the Brazilian federal indirect tax assessment is $0 to $236,000. Additionally, in May 2013, the U.S. Securities and Exchange Commission (SEC) requested that the Company retain certain documents and produce certain records relating to the assessment, and the Company is complying with that request.

Securities Action
On June 30, 2010, a shareholder filed a putative class action complaint in the United States District Court for the Northern District of Ohio alleging violations of the federal securities laws against the Company, certain current and former officers, and the Company's independent auditors (Louisiana Municipal Police Employees Retirement System v. KPMG et al. , No. 10-CV-1461). The complaint seeks unspecified compensatory damages on behalf of a class of persons who purchased the Company's stock between June 30, 2005 and January 15, 2008 and fees and expenses related to the lawsuit. The complaint generally relates to the matters set forth in the court documents filed by the SEC in June 2010 finalizing the settlement of civil charges stemming from the investigation of the Company conducted by the Division of Enforcement of the SEC. In the second quarter 2013, the Company recorded a $30,000 pre-tax charge within selling and administrative expense related to an agreement in principle to settle this matter, which is included in other current liabilities. Additionally, the Company recorded an offsetting $12,500 pre-tax credit within selling and administrative expense related to the Company's estimate of anticipated insurance recovery, which is included in other current assets .

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

Though the DOJ and SEC's investigations are not yet closed and final, the Company has agreed in principle with the DOJ and the SEC to the terms of a proposed potential settlement of their inquiries, which terms remain subject to final approval by all parties. These proposed settlement terms include combined payments to the U.S. government of $48,000 in disgorgement, penalties, and pre-judgment interest and the appointment of an independent compliance monitor for a minimum period of 18 months. As a result, in the second quarter of 2013, the Company recorded a $28,000 pre-tax charge within selling and administrative expense for additional estimated losses related to this matter. As of June 30, 2013 and December 31, 2012, the total accrual for estimated losses was $48,000 and $20,000, respectively.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2013
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

NOTE 14: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company uses derivatives to mitigate the economic consequences associated with fluctuations in currencies and interest rates.
FOREIGN EXCHANGE
Net Investment Hedges The Company has international subsidiaries with net balance sheet positions that generate cumulative translation adjustments within AOCI. The Company uses derivatives to manage potential changes in value of its net investments in Brazil. The Company uses the forward-to-forward method for its quarterly retrospective and prospective assessments of hedge effectiveness. No ineffectiveness results if the notional amount of the derivative matches the portion of the net investment designated as being hedged because the Company uses derivative instruments with underlying exchange rates consistent with its functional currency and the functional currency of the hedged net investment. Changes in value that are deemed effective are accumulated in AOCI where they will remain until they are reclassified to income together with the gain or loss on the entire investment upon substantial liquidation of the subsidiary. The fair value of the Company’s net investment hedge contracts was $2,628 and $0 as of June 30, 2013 and December 31, 2012, respectively. The net gain recognized in AOCI on net investment hedge derivative instruments was $3,700 and $4,295 in the three months ended June 30, 2013 and 2012, respectively, and $3,987 and $2,269 in the six months ended June 30, 2013 and 2012, respectively.
Non-Designated Hedges A substantial portion of the Company’s operations and revenues are international. As a result, changes in foreign exchange rates can create substantial foreign exchange gains and losses from the revaluation of non-functional currency monetary assets and liabilities. The Company’s policy allows the use of foreign exchange forward contracts with maturities of up to 24 months to mitigate the impact of currency fluctuations on those foreign currency asset and liability balances. The Company elected not to apply hedge accounting to its foreign exchange forward contracts. Thus, spot-based gains/losses offset revaluation gains/losses within foreign exchange loss, net and forward-based gains/losses represent interest expense. The fair value of the Company’s non-designated foreign exchange forward contracts was $490 and $47 as of June 30, 2013 and December 31, 2012, respectively.
The following table summarizes the (loss) gain recognized on non-designated foreign-exchange derivative instruments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Interest expense	$(1,812)	$(1,275)	$(2,627)	$(2,666)
Foreign exchange (loss) gain, net	9,553	3,033	10,955	599
	$7,741	$1,758	$8,328	$(2,067)
INTEREST RATE
Cash Flow Hedges The Company has variable rate debt and is subject to fluctuations in interest related cash flows due to changes in market interest rates. The Company’s policy allows derivative instruments designated as cash flow hedges that fix a portion of future variable-rate interest expense. As of June 30, 2013, the Company had two pay-fixed receive-variable interest rate swaps, with a total notional amount of $50,000, to hedge against changes in the LIBOR benchmark interest rate on a portion of the Company’s LIBOR-based borrowings. Changes in value that are deemed effective are accumulated in AOCI and reclassified to interest expense when the hedged interest is accrued. To the extent that it becomes probable that the Company’s variable rate borrowings will not occur, the gains or losses on the related cash flow hedges will be reclassified from AOCI to interest expense. The fair value of the Company’s interest rate contracts was $(2,715) and $(3,558) as of June 30, 2013 and December 31, 2012, respectively.
In December 2005 and January 2006, the Company executed cash flow hedges by entering into receive-variable and pay-fixed interest rate swaps, with a total notional amount of $200,000, related to the senior notes issuance in March 2006. Amounts previously recorded in AOCI related to the pre-issuance cash flow hedges will continue to be reclassified on a straight-line basis through February 2016.

The gain or loss on designated cash flow hedge derivative instruments for the three and six months ended June 30, 2013 and 2012 were not material. Gains and losses related to interest rate contracts that are reclassified from AOCI are recorded in interest expense on the statements of operations. The Company anticipates reclassifying $924 from AOCI to interest expense within the next 12 months.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2013
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

NOTE 15: RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES
Restructuring Charges
The following table summarizes the impact of the Company’s restructuring charges (accrual adjustments) on the condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Cost of sales – services	$4,235	$(196)	$6,859	$(865)
Cost of sales – products	78	100	217	105
Selling and administrative expense	1,629	813	7,516	3,200
Research, development and engineering expense	1,613	—	2,466	—
Total	$7,555	$717	$17,058	$2,440

The following table summarizes the Company’s net restructuring charges for its Diebold North America (DNA) and Diebold International (DI) reporting segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
DNA
Severance	$3,883	$450	$13,411	$1,557
DI
Severance	3,593	164	3,507	292
Other	79	103	140	591
Total	$7,555	$717	$17,058	$2,440

During the first quarter 2013, the Company announced a multi-year realignment plan. Certain aspects of this plan were previously disclosed under the Company's global realignment plan and global shared services plan. This multi-year realignment will focus on globalizing the Company's service organization, create a unified center-led global organization for research and development as well as transform the Company's general and administrative cost structure. Restructuring charges were $7,555 and $717 for the three months ended June 30, 2013 and 2012, respectively, and $17,058 and $2,440 for the six months ended June 30, 2013 and 2012, respectively, related to the Company's realignment plan. As of June 30, 2013, the Company anticipates additional restructuring costs of in the range of $10,000 to $20,000. As management concludes on certain aspects of the realignment plan, the anticipated future costs related to this plan are subject to change. As of June 30, 2013, cumulative total restructuring costs for the realignment plan were $24,993 and $10,795 in DNA and DI, respectively.

The following table summarizes the Company’s restructuring accrual balances:

	2013	2012
Balance at January 1	$11,844	$10,136
Liabilities incurred	17,058	2,440
Liabilities paid	(17,788)	(3,587)
Balance at June 30	$11,114	$8,989

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2013
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

Other charges consist of items that the Company determines are non-routine in nature. Net non-routine expenses of $53,017 and $1,267 impacted the six months ended June 30, 2013 and 2012, respectively. Non-routine expenses within selling and administrative expense for the first six months of 2013 included $28,000 of estimated pre-tax losses related to the potential outcome of the FCPA investigation, $17,500 pre-tax charge related to settlement of the securities legal action (refer to note 13), and executive severance costs, including accelerated share-based compensation expense of $2,982 (pre-tax). Non-routine income for 2013 related to a pre-tax gain of $2,191 from the sale of certain U.S. manufacturing operations to a long-time supplier. Net non-routine expenses for 2012 consisted primarily of legal and compliance costs related to the FCPA investigation.

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

Assets and Liabilities Recorded at Fair Value
Assets and liabilities subject to fair value measurement are as follows:

	June 30, 2013			December 31, 2012
		Fair Value Measurements Using			Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Assets
Short-term investments:
Certificates of deposit	$211,496	$211,496	$—	$258,518	$258,518	$—
U.S. dollar indexed bond funds	31,943	—	31,943	3,368	—	3,368
Assets held in a rabbi trust	7,167	7,167	—	6,783	6,783	—
Foreign exchange forward contracts	3,529	—	3,529	960	—	960
Total	$254,135	$218,663	$35,472	$269,629	$265,301	$4,328
Liabilities
Deferred compensation	$7,167	$7,167	$—	$6,783	$6,783	$—
Foreign exchange forward contracts	411	—	411	913	—	913
Interest rate swaps	2,715	—	2,715	3,558	—	3,558
Total	$10,293	$7,167	$3,126	$11,254	$6,783	$4,471

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2013
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

The Company uses the end of period when determining the timing of transfers between levels. During the three and six months ended June 30, 2013 and 2012, there were no transfers between levels.
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

	June 30, 2013		December 31, 2012
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes payable	$65,051	$65,051	$34,212	$34,212
Long-term debt	625,813	616,861	630,450	617,534
Total debt instruments	$690,864	$681,912	$664,662	$651,746
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
FORM 10-Q as of June 30, 2013
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

The following table presents information regarding the Company’s segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
DNA
Customer revenues	$368,386	$398,897	$699,241	$798,817
Intersegment revenues	19,841	13,294	38,892	26,901
Operating profit	13,434	35,665	7,536	90,596
Capital expenditures	5,559	7,315	11,199	12,600
Depreciation and amortization	16,394	14,908	30,330	27,115
Property, plant and equipment, at cost	419,200	457,904	419,200	457,904
Total assets	1,011,864	1,072,470	1,011,864	1,072,470
DI
Customer revenues	338,727	344,291	641,383	642,862
Intersegment revenues	6,287	15,704	15,701	34,479
Operating (loss) profit	(37,056)	2,595	(45,074)	675
Capital expenditures	3,269	1,057	6,957	8,069
Depreciation and amortization	5,969	4,176	11,864	11,680
Property, plant and equipment, at cost	183,576	177,518	183,576	177,518
Total assets	1,514,204	1,496,859	1,514,204	1,496,859
TOTAL
Customer revenues	707,113	743,188	1,340,624	1,441,679
Intersegment revenues	26,128	28,998	54,593	61,380
Operating (loss) profit	(23,622)	38,260	(37,538)	91,271
Capital expenditures	8,828	8,372	18,156	20,669
Depreciation and amortization	22,363	19,084	42,194	38,795
Property, plant and equipment, at cost	602,776	635,422	602,776	635,422
Total assets	2,526,068	2,569,329	2,526,068	2,569,329

The following tables present information regarding the Company’s revenue by geography:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenue summary by geography	2013	2012	2013	2012
DNA	$368,386	$398,897	$699,241	$798,817
DI
Latin America including Brazil	135,803	163,329	260,208	300,997
Asia Pacific	118,375	96,149	230,558	192,349
Europe, Middle East and Africa	84,549	84,813	150,617	149,516
TOTAL	338,727	344,291	641,383	642,862
Total customer revenues	$707,113	$743,188	$1,340,624	$1,441,679

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2013
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

The following table presents information regarding the Company’s revenue by service and product solution:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenue summary by service and product solution	2013	2012	2013	2012
Financial self-service:
Services	$303,171	$295,587	$583,454	$595,522
Products	254,279	294,105	469,746	555,172
Total financial self-service	557,450	589,692	1,053,200	1,150,694
Security:
Services	110,054	101,248	211,989	198,088
Products	39,551	42,780	74,868	80,813
Total security	149,605	144,028	286,857	278,901
Total financial self-service & security	707,055	733,720	1,340,057	1,429,595
Election and lottery systems	58	9,468	567	12,084
Total customer revenues	$707,113	$743,188	$1,340,624	$1,441,679

NOTE 18: SUBSEQUENT EVENTS

In July 2013, the Company's board of directors approved a voluntary early retirement program which will be offered to approximately 1,200 eligible U.S.-based employees and is expected to result in an approximately $40,000 to $70,000 pre-tax charge during the fourth quarter of 2013. In July 2013, the Company's board of directors also approved freezing its defined-benefit pension plan benefits effective as of December 31, 2013 for U.S.-based employees who joined the Company prior to July 1, 2003. On that date, the company discontinued its defined-benefit pension plan for new employees. Freezing the pension plan benefits, coupled with an anticipated increase in discount rate, is expected to result in an approximately $30,000 pre-tax reduction of 2014 pension plan expense compared to 2013.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of June 30, 2013
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Management’s discussion and analysis should be read in conjunction with the condensed consolidated financial statements and accompanying notes that appear elsewhere in this quarterly report.
Introduction
Diebold, Incorporated and its subsidiaries (collectively, the Company) is a global leader in providing integrated self-service delivery and security systems and services primarily to the financial, commercial, government, and retail markets. Founded in 1859, the Company today has approximately 16,000 employees with representation in nearly 90 countries worldwide. The Company's key growth strategies hinge on a transformation into a world-class, service and software provider aligned with the security, convenience and efficiency needs of its customers. Three essential pillars provide the Company a clear path toward reaching this future:

•	A strategy that leverages its leadership in service and software, attuned with the needs of the Company's core global markets for financial self-service (FSS) and security solutions.

•
The financial capacity to implement that strategy and fund the investments necessary to drive growth, while preserving the ability to return value to shareholders in the form of reliable, growing dividends and, as appropriate, share repurchases.

•	A disciplined risk assessment process, focused on proactively identifying and mitigating potential risks to the Company's continued success.

The Company sees opportunities to leverage its capabilities in services, software and innovation to meet the needs of its rapidly evolving markets. To better capitalize on its opportunities, the Company remains focused on reducing its overall cost structure and improve its near-term delivery and execution. In addition, the Company has sharpened its focus on executing its core strategies in financial self-service and electronic security. This includes making the appropriate investments to deliver growth within these areas.

Net (loss) income attributable to Diebold, Incorporated for the three months ended June 30, 2013 was $(105,035) or $(1.65) per share, a decrease of $130,325 and $2.04 per share respectively, from the same period in 2012. Total revenue for the three months ended June 30, 2013 was $707,113, a decrease of $36,075 compared to the same period in 2012.

Net (loss) income attributable to Diebold, Incorporated for the six months ended June 30, 2013 was $(118,481) or $(1.87) per share, a decrease of $187,721 and $2.96 per share, respectively, from the same period in 2012. Total revenue for the six months ended June 30, 2013 was $1,340,624, a decrease of $101,055 compared to the same period in 2012. The first six months of 2013 included $28,000 of estimated pre-tax losses related to the potential outcome of the Global Foreign Corrupt Practices Act (FCPA) investigation, $17,500 pre-tax charge related to settlement of the securities legal action, and executive severance. Additionally, a significant portion of the decline was associated with a lower volume in Diebold North America (DNA) resulting from the expiration of the Americans with Disabilities Act (ADA) compliance deadline in 2012. Internationally, the growth in Asia Pacific and Europe, Middle East and Africa (EMEA) was nearly offset with lower volume in Latin America, including Brazil. Additionally, the 2013 results were significantly impacted by the negative tax rate, which is a result of deferred tax expense related to the repatriation of previously undistributed earnings and the establishment of a valuation allowance on certain Brazil deferred tax assets.

Vision and strategy
The Company’s vision is to be recognized as the essential partner in creating and implementing ideas that optimize convenience, efficiency and security. This vision is the guiding principle behind the Company’s desire to transform into more of a service and software focused company. Services comprise more than 50 percent of the Company’s revenue and this percentage is expected to continue to grow over time as the Company builds on its strong base of maintenance and advanced services to deliver world-class integrated services.

Several years ago, the Company launched its Diebold Integrated Services® outsourcing business in North America. Initially the scale was small, generating about $5,000 in contract value in year one. In the ensuing years, it has achieved substantial growth in this business. During the quarter, the Company signed new integrated services contracts totaling approximately $48,000. Banks are continuously being challenged to reduce costs while increasing operational efficiencies. With integrated services, banks entrust the management of their ATM and security operations to the Company, allowing their staff to focus on core competencies.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of June 30, 2013
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
As it relates to security, the Company recently introduced a new online security management tool, called SecureStat®, that streamlines how customers manage their security operations. At the core of the solution is a personalized dashboard that utilizes customizable, distinct widgets to provide a snapshot of a user's entire security platform, including locations, security systems and devices. In addition, SecureStat® can unify security services and disparate systems, while providing a single interface for real-time administration of security operations across an enterprise. SecureStat® is a great example of the software-driven platforms the Company is investing in to strengthen its services offering and differentiate itself in the marketplace.

Moving forward, the Company intends to create shareholder value by leveraging the opportunities it sees within the area of branch transformation, growing its software and services capabilities, further building out its electronic security business and taking advantage of key market opportunities around the world. Many opportunities lie ahead, and the Company will continue to invest in developing new software, services and security solutions that align with the needs of its core markets.

Multi-Year Realignment Plan
The Company is committed to the previously announced multi-year realignment plan aimed at reducing its cost structure. The Company has currently identified targeted savings of $150,000 to be fully realized by the end of 2015 and working to accelerate the cost savings efforts beyond this target longer-term.  In addition to the cost savings impact, the realignment plan will enhance its competitive position by focusing on globalizing the Company's service organization, creating a unified center-led global organization for research and development as well as transform the Company's general and administrative cost structure. Restructuring charges were $7,555 and $717 for the three months ended June 30, 2013 and 2012, respectively, and $17,058 and $2,440 for the six months ended June 30, 2013 and 2012, respectively, related to the Company's realignment plan.

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
AND RESULTS OF OPERATIONS as of June 30, 2013
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

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2013		2012		2013		2012
	Dollars	% of Net sales	Dollars	% of Net sales	Dollars	% of Net sales	Dollars	% of Net sales
Net sales	$707,113	100.0	$743,188	100.0	$1,340,624	100.0	$1,441,679	100.0
Gross profit	157,416	22.3	183,936	24.7	287,430	21.4	375,543	26.0
Operating expenses	181,038	25.6	145,676	19.6	324,968	24.2	284,272	19.7
Operating (loss) profit	(23,622)	(3.3)	38,260	5.1	(37,538)	(2.8)	91,271	6.3
Net (loss) income	(103,852)	(14.7)	26,580	3.6	(117,734)	(8.8)	71,332	4.9
Net (loss) income attributable to noncontrolling interests	1,183	0.2	1,290	0.2	747	0.1	2,092	0.1
Net (loss) income attributable to Diebold, Incorporated	(105,035)	(14.9)	25,290	3.4	(118,481)	(8.8)	69,240	4.8

Three and Six Months Ended June 30, 2013 Comparisons to Three and Six Months Ended June 30, 2012

Net Sales
The following table represents information regarding our net sales:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2013	2012	% Change	2013	2012	% Change
Financial self-service:
Services	$303,171	$295,587	2.6	$583,454	$595,522	(2.0)
Products	254,279	294,105	(13.5)	469,746	555,172	(15.4)
Total financial self-service	557,450	589,692	(5.5)	1,053,200	1,150,694	(8.5)
Security:
Services	110,054	101,248	8.7	211,989	198,088	7.0
Products	39,551	42,780	(7.5)	74,868	80,813	(7.4)
Total security	149,605	144,028	3.9	286,857	278,901	2.9
Total financial self-service & security	707,055	733,720	(3.6)	1,340,057	1,429,595	(6.3)
Election and lottery systems	58	9,468	(99.4)	567	12,084	(95.3)
Total net sales	$707,113	$743,188	(4.9)	$1,340,624	$1,441,679	(7.0)

FSS sales in the three and six months ended June 30, 2013 decreased $32,242 and $97,493, respectively, or 5.5 percent and 8.5 percent compared to the same periods in 2012. The decrease in FSS sales in the three- and six-month periods included a net unfavorable currency impact of $5,934 and $18,579, respectively, or 1.0 percent and 1.5 percent. The Brazilian real accounted for approximately 80 percent of the unfavorable currency impact in both periods.

The following division highlights include the impact of foreign currency. DNA sales in the three- and six-month periods decreased $31,530 and $97,756, respectively, or 11.5 percent and 17.7 percent due primarily to lower volume within the U.S. regional bank business, partially offset with growth in the national bank business.  A significant portion of the decline was associated with the expiration of the ADA compliance deadline in 2012.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of June 30, 2013
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

Diebold International (DI) FSS sales in the three and six months ended June 30, 2013 were flat compared to the same periods in 2012. In the three- and six-month periods, Latin America, including Brazil, decreased $23,726 and $40,206, respectively, or 16.8 percent and 15.0 percent due primarily to lower volume in Brazil. The remainder of Latin America decreased primarily due to volume declines in Mexico, which was partially offset by Peru volume increases. Asia Pacific in the three- and six-month periods increased $23,375 and $39,482, respectively, or 25.9 percent and 21.7 percent due to higher volume in China, Indonesia, and India. EMEA was flat for both the three- and six-month periods.

Security solutions in the three and six months ended June 30, 2013, increased $5,577 and $7,955, respectively, or 3.9 percent and 2.9 percent compared to the same periods in 2012. In the three-month period, DNA increased $1,019 or 0.8 percent. In the six-month period, DNA decreased $1,820 or 0.7 percent. DI security sales in the three- and six-month periods, increased by $4,558 and $9,775, respectively, or 24.9 percent and 30.2 percent which was primarily driven by the GAS acquisition in Brazil.

The Brazilian-based election and lottery systems sales in the three and six month ended June 30, 2013 decreased $9,410 and $11,518, respectively, compared to the same periods in 2012. The decrease was driven by the cyclical purchasing decisions within the country.

Gross Profit
The following table represents information regarding our gross profit:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2013	2012	% Change	2013	2012	% Change
Gross Profit
Services	$96,081	$102,817	(6.6)	$181,388	$214,286	(15.4)
Products	61,335	81,119	(24.4)	106,042	161,257	(34.2)
Total gross profit	$157,416	$183,936	(14.4)	$287,430	$375,543	(23.5)
Gross margin – services	23.3%	25.9%		22.8%	27.0%
Gross margin – products	20.9%	23.4%		19.5%	24.9%
Total gross margin	22.3%	24.7%		21.4%	26.0%

The service gross margin in the three and six month ended June 30, 2013 decreased 2.6 and 4.2 percentage points compared to the same periods in 2012. DNA was flat in the three month period. In the six month period, DNA decreased primarily due to lower FSS product volume within the regional business related to ADA, which negatively impacted services utilization. In the three- and six-month periods, DI service margins decreased primarily due to Latin America, including Brazil, due to higher vehicle expense, service parts costs and subcontracted labor compared to same period 2012. Total service gross margin in the 2013 three- and six-month periods included $4,235 and $6,859, respectively, of net restructuring expense compared to accrual adjustment benefits of $196 and $865 in the same periods of 2012.

In the three and six months ended June 30, 2013, the decrease in product gross margin was driven by DNA. DNA product volume was significantly down, particularly in the U.S. regional bank business, due to the expiration of the ADA compliance deadline in 2012. In addition, the lower DNA product volume and customer mix shift to a higher concentration of U.S. national bank sales led to product margin deterioration between both periods, which was partially offset by improved margins in DI.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of June 30, 2013
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

Operating Expenses
The following table represents information regarding our operating expenses:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2013	2012	% Change	2013	2012	% Change
Selling and administrative expense	$157,205	$118,946	32.2	$282,718	$238,558	18.5
Research, development and engineering expense	23,417	20,172	16.1	44,447	38,973	14.0
Impairment of assets	642	6,701	(90.4)	642	6,701	(90.4)
(Gain) loss on sale of assets, net	(226)	(143)	58.0	(2,839)	40	N/M
Total operating expenses	$181,038	$145,676	24.3	$324,968	$284,272	14.3

Selling and administrative expense for the three and six months ended June 30, 2013 increased $38,259 and $44,160, respectively, compared to the same periods in 2012. The increase in both periods was due to higher non-routine expense and restructuring charges. Additionally, the six-month period was partially offset by favorable currency impact of $2,561. The selling and administrative expense in the 2013 three- and six-month periods include non-routine expenses of $45,912 and $56,000, respectively, compared to $343 and $1,267 in the same periods of 2012. Non-routine expense in 2013 included legal, consultative, and audit costs and $28,000 of additional estimated losses related to the FCPA investigation as well as $17,500 for the settlement of the securities legal action. In addition, the first six months of 2013 included executive severance costs. These non-routine unfavorable items were partially offset by lower commissions in DNA, along with benefits realized from the Company's continued focus on cost structure.

Research, development and engineering expense as a percent of net sales in the three and six months ended June 30, 2013 were both 3.3 percent compared with the same periods in 2012 which were 2.7 percent. The higher spend related to development efforts to support the Company's next generation hardware and software platforms. In addition, research, development and engineering expense for the 2013 three- and six-month periods included restructuring charges of $1,613 and $2,466, respectively.

During the three months and six months ended June 30, 2012, the Company impaired previously capitalized software and software-related costs totaling $6,701 due to changes in the global ERP system implementation plan related to configuration and design.

During the first quarter of 2013, the Company recognized a gain on assets of $2,191 resulting from the sale of certain U.S. manufacturing operations to a long-time supplier.

Operating (Loss) Profit
The following table represents information regarding our operating (loss) profit:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2013	2012	% Change	2013	2012	% Change
Operating (loss) profit	$(23,622)	$38,260	N/M	$(37,538)	$91,271	N/M
Operating (loss) profit margin	(3.3)%	5.1%		(2.8)%	6.3%

Operating profit margin in the three and six months ended June 30, 2013 decreased 8.7 and 9.4 percentage points compared to the same periods in 2012. The declines were influenced primarily by DNA decreased volume, shift in customer mix and the increase in operating expenses due to significantly higher non-routine expenses.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of June 30, 2013
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

Other (Expense) Income
The following table represents information regarding our other (expense) income:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2013	2012	% Change	2013	2012	% Change
Investment income	$6,814	$8,039	(15.2)	$14,365	$19,994	(28.2)
Interest expense	(6,766)	(7,461)	(9.3)	(14,109)	(15,069)	(6.4)
Foreign exchange (loss) gain, net	(2,216)	1,102	N/M	(4,430)	1,647	N/M
Miscellaneous, net	309	431	(28.3)	(789)	341	N/M
Other (expense) income	$(1,859)	$2,111	N/M	$(4,963)	$6,913	N/M

Investment income in the three months and six months ended June 30, 2013 decreased $1,225 and $5,629, respectively, compared to the same periods in 2012. The decrease in both periods was driven by lower interest rates and unfavorable currency impact in Brazil. The six month period was also impacted by a decrease in total investments. Foreign exchange (loss) gain, net, included a $1,584 devaluation of the Venezuelan balance sheet.

Net (loss) Income
The following table represents information regarding our net (loss) income:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2013	2012	% Change	2013	2012	% Change
Net (loss) income	$(103,852)	$26,580	N/M	$(117,734)	$71,332	N/M
Percent of net sales	(14.7)%	3.6%		(8.8)%	4.9%
Effective tax rate	(307.6)%	34.2%		(177.0)%	27.3%

The decrease in net income in the three and six months ended June 30, 2013 compared to the same periods in 2012, was influenced by reduced operating margin, mostly related to the decrease in revenue volume and the significant increase in non-routine expenses as discussed above.
The effective tax rate was (307.6) and 34.2 percent for the three months ended June 30, 2013 and 2012, respectively, and (177.0) and 27.3 percent for the six months ended June 30, 2013 and 2012, respectively. The negative tax rate for 2013 is a result of deferred tax expense related to the repatriation of previously undistributed earnings and the establishment of a valuation allowance on certain Brazil deferred tax assets. During the second quarter of 2013, the Company changed its assertion regarding the indefinite reinvestment of certain foreign subsidiary earnings due primarily to forecasted cash needs within the U.S. and strategic decisions related to the Company's capital structure. As a result, the Company recorded a deferred tax liability (net of related foreign tax credits) of approximately $47,000. Additionally, during the second quarter of 2013, the Company established a valuation allowance of approximately $39,200 on deferred tax assets in the Company's Brazilian manufacturing facility. A change in circumstances occurring in the second quarter of 2013, including but not limited to lower profitability in core operations, lower anticipated taxable income and an unfavorable business outlook in the Brazil manufacturing subsidiary triggered the Company's determination that it is more likely than not that deferred tax assets in this subsidiary will not be realized. The effective income tax rate was also impacted by increased operating losses in certain jurisdictions for which no tax benefit can be recognized.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of June 30, 2013
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

Segment Net Sales and Operating (Loss) Profit
The following table represents information regarding our net sales by reporting segment:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2013	2012	% Change	2013	2012	% Change
DNA	$368,386	$398,897	(7.6)	$699,241	$798,817	(12.5)
DI	338,727	344,291	(1.6)	641,383	642,862	(0.2)
Total net sales	$707,113	$743,188	(4.9)	$1,340,624	$1,441,679	(7.0)

DNA net sales in the three and six months ended June 30, 2013 decreased $30,511 and $99,576, respectively, compared to the same period in 2012. The decrease was primarily due to the decline in U.S.regional bank business and the expiration of the ADA compliance deadline in 2012, partially offset with growth in the national bank business. These product volume shifts influenced service revenue primarily decreasing installation and professional services offset partially by an increase in service maintenance compared to the same periods 2012.

DI net sales in the three and six months ended June 30, 2013 decreased $5,564 and $1,479, respectively, primarily due to the decline in FSS business compared to the same periods of 2012. DI net sales declines in the three- and six-month periods included a net unfavorable currency impact of $6,412 and $19,444, respectively, of which approximately 83.5 percent and 79.3 percent, respectively, related to the Brazilian real.

The following table represents information regarding our operating (loss) profit by reporting segment:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2013	2012	% Change	2013	2012	% Change
DNA	$13,434	$35,665	(62.3)	$7,536	$90,596	(91.7)
DI	(37,056)	2,595	N/M	(45,074)	675	N/M
Total operating (loss) profit	$(23,622)	$38,260	N/M	(37,538)	91,271	N/M

DNA operating profit for the three and six months ended June 30, 2013 decreased significantly compared to the same period of 2012. The decrease was driven primarily by lower FSS product volume in the U.S. regional bank business associated with the expiration of the ADA compliance deadline in 2012, partially offset with growth in the national bank business. There was also an increase in operating expense due to higher non-routine expense and restructuring charges that negatively impacted operating profit. The majority of non-routine expense in 2013 pertained to legal, consultative, and audit costs related to the FCPA investigation as well as $9,100 for the settlement of the securities legal action. In addition, the first six month of 2013 included executive severance costs. These non-routine unfavorable items were partially offset by lower commissions in DNA, along with benefits realized from the Company's continued focus on cost its structure.
DI operating profit for the three and six months ended June 30, 2013 decreased notably compared to the same period of 2012. DI FSS sales in the three and six months ended June 30, 2013 were flat compared to the same periods in 2012. In Latin America, including Brazil, FSS sales decreased due primarily to lower volume in Brazil which was partially offset by improved margins in EMEA and Asia Pacific volume increases in China, Indonesia, and India over the same periods. Additionally, increased operating expense due to higher non-routine expense and restructuring charges negatively impacted operating profit. The majority of non-routine cost in 2013 pertained to $28,000 of estimated losses related to the potential outcome of the FCPA investigation, as well as $8,400 for the settlement of the securities legal action.

Refer to note 17 to the condensed consolidated financial statements for further details of segment revenue and operating profit.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of June 30, 2013
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

LIQUIDITY AND CAPITAL RESOURCES

Capital resources are obtained from income retained in the business, borrowings under the Company's senior notes, committed and uncommitted credit facilities, long-term industrial revenue bonds, and operating and capital leasing arrangements. Management expects that the Company's capital resources will be sufficient to finance planned working capital needs, research and development activities, investments in facilities or equipment, pension contributions, dividends and any repurchases of the Company's common shares for at least the next 12 months. Part of the Company's growth strategy is to pursue strategic acquisitions. The Company has made acquisitions in the past and intends to make acquisitions in the future. The Company intends to finance any future acquisitions with either cash or short-term investments, cash provided from operations, borrowings under available credit facilities, proceeds from debt or equity offerings and/or the issuance of common shares.

The Company's global liquidity as of June 30, 2013 and December 31, 2012 was as follows:

	June 30, 2013	December 31, 2012
Cash and cash equivalents	$282,569	$368,792
Additional cash availability from:
Short-term uncommitted lines of credit	45,201	77,421
Five-year credit facility	125,000	200,000
Short-term investments	243,439	261,886
Total global liquidity	$696,209	$908,099
As of June 30, 2013, $514,680 or 97.8 percent of the Company's cash and cash equivalents and short-term investments reside in international tax jurisdictions. During the quarter ended June 30, 2013, the Company concluded that $337,463 of undistributed earnings with cash tax costs from select international jurisdictions would no longer be considered permanently reinvested and the appropriate tax provision was recorded. The change to forecasted uses of cash for domestic operations was a result of one-time expenses and a change in debt strategy to place approximately $100,000 of debt in foreign jurisdictions. The Company's results of operations could be further impacted based on any future variations in the Company's intention to reinvest or repatriate the remainder of any undistributed international earnings.
The following table summarizes the results of our condensed consolidated statement of cash flows for the six months ended June 30:

	2013	2012
Net cash flow (used in) provided by:
Operating activities	$(63,425)	$(33,970)
Investing activities	(17,438)	(21,619)
Financing activities	(1,235)	40,760
Effect of exchange rate changes on cash and cash equivalents	(4,125)	1,450
Net decrease in cash and cash equivalents	$(86,223)	$(13,379)
Net cash used in operating activities was $63,425 for the six months ended June 30, 2013, an increase of $29,455 from $33,970 for the same period in 2012. Cash flows from operating activities are generated primarily from operating income and managing the components of working capital. Cash flows from operating activities during the six months ended June 30, 2013, compared to the same period of 2012, were negatively impacted by a $189,066 decrease in net income, as well as unfavorable changes in prepaid income taxes, other current assets and inventories. These changes were partially offset by favorable changes in certain other assets and liabilities (increased legal settlement and FCPA accruals and reduction of pension contributions), deferred income taxes, deferred revenue and accounts payable.
Net cash used in investing activities was $17,438 for the six months ended June 30, 2013 compared to $21,619 for the same period in 2012. The $4,181 decrease was related to a $4,561 increase in net investment proceeds, $3,545 increase in proceeds from sale of assets, and a $2,513 decrease in capital expenditures. These changes were partially offset by a $4,006 decrease in collections on purchased finance receivables and a $2,432 increase in research and development investments.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of June 30, 2013
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

Net cash used in financing activities was $1,235 for the six months ended June 30, 2013, a change of $41,995 from net cash provided by financing activities of $40,760 for the same period in 2012. The change was primarily due to a $32,459 decrease in net borrowings and $6,162 less issuances of common shares related to share-based compensation activity.
As of June 30, 2013, the Company had various international short-term uncommitted lines of credit with borrowing limits of $109,613. The weighted-average interest rate on outstanding borrowings on the short-term uncommitted lines of credit as of June 30, 2013 and December 31, 2012 was 1.84 percent and 2.81 percent, respectively. The amount available under the short-term uncommitted lines at June 30, 2013 was $45,201.
As of June 30, 2013, the Company had borrowing limits under its five-year credit facility totaling $500,000. Under the terms of the credit facility agreement, the Company has the ability, subject to various approvals, to increase the borrowing limits by $250,000. Up to $50,000 of the revolving credit facility is available under a swing line sub-facility. The weighted-average interest rate on outstanding credit facility borrowings as of June 30, 2013 and December 31, 2012 was 1.31 percent and 1.33 percent, respectively, which is variable based on the London Interbank Offered Rate (LIBOR). The amount available under the credit facility as of June 30, 2013 was $125,000. The credit facility expires in June 2016.

In March 2006, the Company issued senior notes in an aggregate principal amount of $300,000 with a weighted-average fixed interest rate of 5.50 percent. Additionally, the Company entered into a derivative transaction to hedge interest rate risk on $200,000 of the senior notes, which was treated as a cash flow hedge. This reduced the effective interest rate from 5.50 percent to 5.36 percent. The Company funded the repayment of $75,000 of the senior notes at maturity in March 2013 using its revolving credit facility. The maturity dates of the remaining senior notes are staggered, with $175,000 and $50,000 due in 2016 and 2018, respectively.
In 1997, industrial development revenue bonds were issued on behalf of the Company. The proceeds from the bond issuances were used to construct new manufacturing facilities in the United States. The Company guaranteed the payments of principal and interest on the bonds by obtaining letters of credit. The bonds were issued with a 20-year original term and are scheduled to mature in 2017. Each industrial development revenue bond carries a variable interest rate, which is reset weekly by the remarketing agents. The weighted-average interest rate on the bonds was 0.43 percent and 0.49 percent as of June 30, 2013 and December 31, 2012, respectively.
The Company’s debt agreements contain various restrictive financial covenants, including net debt to capitalization and net interest coverage ratios. As of June 30, 2013, the Company was in compliance with the financial and other covenants in its debt agreements.
Dividends The Company paid dividends of $36,919 and $36,313 in the six months ended June 30, 2013 and 2012, respectively. Quarterly dividends were $0.2875 and $0.2850 per share for 2013 and 2012, respectively.
Benefit Plan Contributions The Company is freezing its defined-benefit pension plan for U.S.-based employees. The freeze, coupled with higher discount rates, is expected to reduce the underfunded status of the plan and thus, the Company has no plans to make voluntary contributions to the pension plan for the foreseeable future.
Contractual Obligations In the first six months of 2013, the Company entered into purchases commitments due within one year for materials through contract manufacturing agreements for a total negotiated price of $13,679.
Except the contract manufacturing agreements noted above, all contractual cash obligations with initial and remaining terms in excess of one year and contingent liabilities remained generally unchanged at June 30, 2013 compared to December 31, 2012.
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
AND RESULTS OF OPERATIONS as of June 30, 2013
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
Management believes there have been no significant changes during the six months ended June 30, 2013 to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

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

•
unanticipated litigation, claims or assessments, as well as the outcome/impact of any current/pending litigation, claims or assessments, including with respect to the Company's Brazilian tax dispute and the approval of the potential settlement of the securities class action on the proposed terms;

•	variations in consumer demand for financial self-service technologies, products and services;

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of June 30, 2013
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

•
the outcome of the Company's global FCPA review, including the approval of the potential settlement with the U.S. Department of Justice and U.S. Securities and Exchange Commission on the proposed terms;

•
the outcome of the remediation of the Company's internal control weakness pertaining to manufacturing and supply chain processes related to indirect tax incentives in one of its Brazilian subsidiaries; and

•
the Company's ability to achieve benefits from its cost-reduction initiatives and other strategic changes, including its previously announced multi-year realignment plan and other restructuring actions.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2013

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

In connection with the preparation of this quarterly report, management, under the supervision and with the participation of the CEO and CFO, conducted an evaluation of disclosure controls and procedures. Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2013 due to the material weakness described below.

A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness in our internal control over financial reporting as of June 30, 2013:

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

During the quarter ended June 30, 2013, the Company completed a preliminary design of control procedures pertaining to manufacturing and supply chain processes that impact indirect tax incentives in its Brazilian subsidiary. The implementation of these control procedures, and fulfillment of related roles and responsibilities in the indirect tax compliance organization structure is planned to occur during the quarter ending September 30, 2013.

During the quarter ended June 30, 2013, there were no changes to the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS
(dollars in thousands)
At June 30, 2013, the Company was a party to several lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the Company's financial position or results of operations. In addition, the Company has indemnification obligations with certain former employees and costs associated with these indemnifications are expensed as incurred. In management's opinion, the Company's condensed consolidated financial statements would not be materially affected by the outcome of those legal proceedings, commitments, or asserted claims.
In addition to the routine legal proceedings noted above, the Company was a party to the legal proceedings described below at June 30, 2013:
Brazilian Federal Indirect Tax Assessment
In August 2012, one of the Company's Brazilian subsidiaries was notified of a tax assessment of approximately $133,000, including penalties and interest, regarding certain Brazilian federal indirect taxes (Industrialized Products Tax, Import Tax, Programa de Integração Social and Contribution to Social Security Financing) for 2008 and 2009. The assessment alleges improper importation of certain components into Brazil's free trade zone that would nullify certain indirect tax incentives. On September 10, 2012, the Company filed its administrative defenses with the tax authorities. This proceeding is currently pending an administrative level decision, which could negatively impact Brazilian federal indirect taxes in other years that remain open under statute. It is reasonably possible that the Company could be required to pay taxes, penalties and interest related to this matter, which could be material to the Company's consolidated financial statements. Management believes that the possible range of loss associated with the Brazilian federal indirect tax assessment is $0 to $236,000. Additionally, in May 2013, the SEC requested that the Company retain certain documents and produce certain records relating to the assessment, and the Company is complying with that request.

Securities Action
On June 30, 2010, a shareholder filed a putative class action complaint in the United States District Court for the Northern District of Ohio alleging violations of the federal securities laws against the Company, certain current and former officers, and the Company's independent auditors (Louisiana Municipal Police Employees Retirement System v. KPMG et al. , No. 10-CV-1461). The complaint seeks unspecified compensatory damages on behalf of a class of persons who purchased the Company's stock between June 30, 2005 and January 15, 2008 and fees and expenses related to the lawsuit. The complaint generally relates to the matters set forth in the court documents filed by the SEC in June 2010 finalizing the settlement of civil charges stemming from the investigation of the Company conducted by the Division of Enforcement of the SEC. In the second quarter 2013, the Company recorded a $17,500 pre-tax net charge related to an agreement in principle to settle this matter.

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

Though the DOJ and SEC's investigations are not yet closed and final, the Company has agreed in principle with the DOJ and the SEC to the terms of a proposed potential settlement of their inquiries, which terms remain subject to final approval by all parties. These proposed settlement terms include combined payments to the U.S. government of $48,000 in disgorgement, penalties, and pre-judgment interest and the appointment of an independent compliance monitor for a minimum period of 18 months.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2013

ITEM 1A: RISK FACTORS
Refer to the Company’s annual report on Form 10-K for the year ended December 31, 2012.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Information concerning the Company’s share repurchases made during the second quarter of 2013:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
April	2,361	$32.17	—	2,426,177
May	1,713	29.52	—	2,426,177
June	5,216	29.92	—	2,426,177
Total	9,290	$30.42	—

(1)	All shares were surrendered or deemed surrendered to the Company in connection with the Company’s share-based compensation plans.

(2)
The total number of shares repurchased as part of the publicly announced share repurchase plan since its inception was 13,450,772 as of June 30, 2013. The plan was approved by the Board of Directors in 1997. The Company may purchase shares from time to time in open market purchases or privately negotiated transactions. The Company may make all or part of the purchases pursuant to accelerated share repurchases or Rule 10b5-1 plans. The plan has no expiration date. The following table provides a summary of Board of Directors approvals to repurchase the Company’s outstanding common shares:

Total Number of Shares Approved for Repurchase
1997	2,000,000
2004	2,000,000
2005	6,000,000
2007	2,000,000
2011	1,876,949
2012	2,000,000
15,876,949

ITEM 3: DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4: MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5: OTHER INFORMATION
None.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2013

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

3.2
Certificate of Amendment by Shareholders to Amended Articles of Incorporation of Diebold, Incorporated – incorporated by reference to Exhibit 3.2 to Registrant’s Form 10-Q for the quarter ended March 31, 1996 (Commission File No. 1-4879)

3.3
Certificate of Amendment to Amended Articles of Incorporation of Diebold, Incorporated – incorporated by reference to Exhibit 3.3 to Registrant’s Form 10-K for the year ended December 31, 1998 (Commission File No. 1-4879)

10.1
Executive Employment Agreement, dated as of June 6, 2013, by and between Diebold, Incorporated and Andreas W. Mattes incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed on June 6, 2013 (Commission File No. 1-4879)

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
FORM 10-Q as of June 30, 2013

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIEBOLD, INCORPORATED

Date: August 14, 2013	By:	/s/ Henry D.G. Wallace
Henry D.G. Wallace
Executive Chairman of the Board
(Principal Executive Officer)

Date: August 14, 2013	By:	/s/ Bradley C. Richardson
Bradley C. Richardson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2013

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