Form 10-Q
period 2013-09-30
DIEBOLD INC
filed 2013-11-12
CIK 28823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
Form 10-Q
__________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock outstanding as of October 31, 2013 was 63,838,305.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS
DIEBOLD, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$205,921	$368,792
Short-term investments	199,703	261,886
Trade receivables, less allowances for doubtful accounts of $25,560 and $27,854, respectively	515,703	488,373
Inventories	480,420	412,996
Deferred income taxes	109,560	143,248
Prepaid expenses	23,544	35,614
Prepaid income taxes	37,344	16,357
Other current assets	134,038	87,591
Total current assets	1,706,233	1,814,857
Securities and other investments	76,865	77,101
Property, plant and equipment, at cost	603,699	661,910
Less accumulated depreciation and amortization	439,558	477,565
Property, plant and equipment, net	164,141	184,345
Goodwill	182,862	272,951
Deferred income taxes	11,002	76,375
Other assets	158,634	167,358
Total assets	$2,299,737	$2,592,987
LIABILITIES AND EQUITY
Current liabilities
Notes payable	$26,773	$34,212
Accounts payable	210,472	224,973
Deferred revenue	224,182	222,343
Payroll and other benefits liabilities	76,436	69,814
Other current liabilities	362,038	306,002
Total current liabilities	899,901	857,344
Long-term debt	561,595	617,534
Pensions and other benefits	76,318	198,241
Post-retirement and other benefits	23,229	22,904
Deferred income taxes	20,863	34,250
Other long-term liabilities	40,173	35,892
Commitments and contingencies	—	—
Equity
Diebold, Incorporated shareholders' equity
Preferred shares, no par value, 1,000,000 authorized shares, none issued	—	—
Common shares, $1.25 par value, 125,000,000 authorized shares, 78,376,572 and 77,661,118 issued shares, 63,838,305 and 63,240,667 outstanding shares, respectively	97,971	97,076
Additional capital	381,720	358,281
Retained earnings	782,705	978,345
Treasury shares, at cost (14,538,267 and 14,420,451 shares, respectively)	(554,849)	(551,189)
Accumulated other comprehensive loss	(50,913)	(91,039)
Total Diebold, Incorporated shareholders' equity	656,634	791,474
Noncontrolling interests	21,024	35,348
Total equity	677,658	826,822
Total liabilities and equity	$2,299,737	$2,592,987
See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net sales
Services	$405,238	$402,305	$1,200,672	$1,196,079
Products	300,186	307,614	845,376	955,519
	705,424	709,919	2,046,048	2,151,598
Cost of sales
Services	290,121	301,787	904,167	881,275
Products	242,498	236,555	681,646	723,203
	532,619	538,342	1,585,813	1,604,478
Gross profit	172,805	171,577	460,235	547,120
Selling and administrative expense	111,683	120,892	394,401	359,450
Research, development and engineering expense	21,957	22,167	66,404	61,140
Impairment of assets	70,000	7,930	70,642	14,631
Gain on sale of assets, net	(582)	(437)	(3,421)	(397)
	203,058	150,552	528,026	434,824
Operating (loss) profit	(30,253)	21,025	(67,791)	112,296
Other income (expense)
Investment income	6,695	9,298	21,060	29,292
Interest expense	(7,918)	(7,615)	(22,027)	(22,684)
Foreign exchange gain (loss), net	2,977	930	(1,453)	2,577
Miscellaneous, net	355	607	(434)	948
(Loss) income before taxes	(28,144)	24,245	(70,645)	122,429
Income tax expense	(7,940)	7,394	67,293	34,246
Net (loss) income	(20,204)	16,851	(137,938)	88,183
Net income attributable to noncontrolling interests	1,486	630	2,233	2,722
Net (loss) income attributable to Diebold, Incorporated	$(21,690)	$16,221	$(140,171)	$85,461

Basic weighted-average shares outstanding	63,825	63,211	63,648	63,003
Diluted weighted-average shares outstanding	63,825	64,134	63,648	63,930

Net (loss) income attributable to Diebold, Incorporated:
Basic (loss) earnings per share	$(0.34)	$0.26	$(2.20)	$1.36
Diluted (loss) earnings per share	$(0.34)	$0.25	$(2.20)	$1.34
See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net (loss) income	$(20,204)	$16,851	$(137,938)	$88,183
Other comprehensive income (loss), net of tax:
Translation adjustment	(6,269)	2,878	(52,771)	(37,460)
Foreign currency hedges	(445)	1,936	2,223	1,806
Interest rate hedges:
Net gain (loss) recognized in other comprehensive income	66	(133)	608	(64)
Less: reclassification adjustment for net gains	48	82	159	252
	18	(215)	449	(316)
Pension and other post-retirement benefits:
Net actuarial loss amortization	1,940	4,330	8,875	12,967
Net prior service benefit amortization	(171)	(65)	(301)	(194)
Net actuarial gain occurring during the period (note 11)	45,539	—	45,539	—
Curtailment (note 11)	34,558	—	35,257	—
	81,866	4,265	89,370	12,773
Unrealized gain (loss) on securities, net:
Net gain recognized in other comprehensive income	277	132	2,327	3,049
Less: reclassification adjustment for net gains	1,012	1,728	1,139	3,236
	(735)	(1,596)	1,188	(187)
Other	8	2	22	12
Other comprehensive income (loss), net of tax	74,443	7,270	40,481	(23,372)
Comprehensive income (loss)	54,239	24,121	(97,457)	64,811
Less: comprehensive income attributable to noncontrolling interests	1,507	944	2,588	2,806
Comprehensive income (loss) attributable to Diebold, Incorporated	$52,732	$23,177	$(100,045)	$62,005
See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2013	2012
Cash flow from operating activities:
Net (loss) income	$(137,938)	$88,183
Adjustments to reconcile net (loss) income to cash flow used in operating activities:
Depreciation and amortization	64,085	56,909
Share-based compensation	14,070	9,860
Excess tax benefits from share-based compensation	(378)	(1,705)
Devaluation of Venezuelan balance sheet	1,584	—
Gain on sale of assets, net	(3,421)	(397)
Impairment of assets	70,642	14,631
Equity in earnings of an investee	—	(702)
Cash flow from changes in certain assets and liabilities:
Trade receivables	(41,789)	(49,683)
Inventories	(79,492)	(55,397)
Prepaid expenses	11,481	(1,698)
Prepaid income taxes	(20,987)	3,823
Other current assets	(42,544)	(28,049)
Accounts payable	(10,660)	(2,013)
Deferred revenue	5,168	(34,053)
Deferred income tax	40,164	2,480
Certain other assets and liabilities	70,973	(30,945)
Net cash used in operating activities	(59,042)	(28,756)
Cash flow from investing activities:
Payments for acquisitions, net of cash acquired	—	(23,625)
Proceeds from maturities of investments	379,889	261,817
Proceeds from sale of investments	22,711	33,437
Payments for purchases of investments	(363,710)	(299,265)
Proceeds from sale of assets	4,353	1,851
Capital expenditures	(25,648)	(35,856)
Collections on purchased finance receivables	6,105	12,296
Increase in certain other assets	(10,006)	(9,105)
Net cash provided by (used in) investing activities	13,694	(58,450)
Cash flow from financing activities:
Dividends paid	(55,469)	(54,573)
Revolving debt borrowings, net	11,007	139,000
Other debt borrowings	38,591	94,602
Other debt repayments	(112,140)	(139,269)
Distributions of affiliates earnings to noncontrolling interest holders	(6,380)	(2,092)
Excess tax benefits from share-based compensation	378	1,705
Issuance of common shares	10,264	16,651
Repurchase of common shares	(3,660)	(3,076)
Net cash (used in) provided by financing activities	(117,409)	52,948
Effect of exchange rate changes on cash and cash equivalents	(114)	2,888
Decrease in cash and cash equivalents	(162,871)	(31,370)
Cash and cash equivalents at the beginning of the period	368,792	333,920
Cash and cash equivalents at the end of the period	$205,921	$302,550

Significant noncash investing activities:
Accrued holdback for acquisition	$—	$15,000
See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2013
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
The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s annual report on Form 10-K for the year ended December 31, 2012. In addition, some of the Company’s statements in this quarterly report on Form 10-Q may involve risks and uncertainties that could significantly impact expected future results. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of results to be expected for the full year.
Error Correction and Reclassification The Company continues to work to remediate an internal control weakness pertaining to manufacturing and supply chain processes related to indirect tax incentives in one of its Brazilian subsidiaries. As part of remediation, during the second quarter of 2013, the Company identified an error related to prior year periods for Brazilian indirect tax incentives previously not appropriately recognized in product cost of goods sold. Prior-year amounts of product cost of sales, income tax expense, other current liabilities and retained earnings have been adjusted as management determined that the correction for each respective year is not material to each prior year period. This correction was recorded within the Company's operations in Brazil, included in the Diebold International (DI) reporting segment. As a result of applying the correction retrospectively, previously reported product cost of sales for the three and nine months ended September 30, 2012 increased by $1,633 and $4,899, respectively, and previously reported net income and diluted earnings per share decreased by $1,213 and $0.02 and $3,638 and $0.05, respectively. The aggregated amount of the correction reflected in other current liabilities and retained earnings as of December 31, 2012 was $18,489. There was no impact of the correction on previously reported cash flows from operations for the prior period.
The Company has also reclassified the presentation of certain prior-year information to conform to the current presentation.

Recently Adopted Accounting Guidance
In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02), which required entities to disclose additional information for items reclassified out of accumulated other comprehensive income (AOCI). For items reclassified out of AOCI and into net income in their entirety, entities are required to disclose the effect of the reclassification on each affected net income line item. For AOCI reclassification items that are not reclassified in their entirety into net income, a cross-reference to other required U.S. GAAP disclosures is required. This information may be provided either in the notes or parenthetically on the face of the statement that reports net income as long as all the information is disclosed in a single location. However, an entity is prohibited from providing this information parenthetically on the face of the statement that reports net income if it has items that are not reclassified in their entirety into net income. The adoption of this update did not have a material impact on the Company's condensed consolidated financial statements; however, the Company provided additional disclosures as required by ASU 2013-02 in the condensed consolidated statements of comprehensive income (loss).

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

Recently Issued Accounting Guidance
In July 2013, the FASB issued 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11), which requires entities to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (“NOL”) or tax credit carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. This accounting standard update requires entities to assess whether to net the unrecognized tax benefit with a deferred tax asset as of the reporting date. This guidance is effective for fiscal years beginning after December 15, 2013, with early adoption permitted. The Company will early adopt this guidance during the fourth quarter of 2013, and is not anticipating adoption of this update to have a material impact on the Company's consolidated financial statements.

NOTE 2: (LOSS) EARNINGS PER SHARE
Basic (loss) earnings per share is based on the weighted-average number of common shares outstanding. Diluted (loss) earnings per share includes the dilutive effect of potential common shares outstanding. Under the two-class method of computing (loss) earnings per share, non-vested share-based payment awards that contain rights to receive non-forfeitable dividends are considered participating securities. The Company’s participating securities include restricted stock units (RSUs), deferred shares and shares that were vested, but deferred by the employee. The Company calculated basic and diluted (loss) earnings per share under both the treasury stock method and the two-class method. For the three and nine months ended September 30, 2013 and 2012, there was no impact in the per share amounts calculated under the two methods. Accordingly, the treasury stock method is disclosed below.

The following represents amounts used in computing (loss) earnings per share and the effect on the weighted-average number of shares of dilutive potential common shares:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Numerator:
(Loss) income used in basic and diluted earnings per share:
Net (loss) income attributable to Diebold, Incorporated	$(21,690)	$16,221	$(140,171)	$85,461
Denominator:
Weighted-average number of common shares used in basic earnings per share	63,825	63,211	63,648	63,003
Effect of dilutive shares (1)	—	923	—	927
Weighted-average number of shares used in diluted earnings per share	63,825	64,134	63,648	63,930
Net (loss) income attributable to Diebold, Incorporated:
Basic (loss) earnings per share	$(0.34)	$0.26	$(2.20)	$1.36
Diluted (loss) earnings per share	$(0.34)	$0.25	$(2.20)	$1.34
Anti-dilutive shares (in thousands):
Anti-dilutive shares not used in calculating diluted weighted-average shares	2,846	2,174	3,057	2,208

(1) Incremental shares of 479 thousand and 560 thousand were excluded from the computation of diluted (loss) earnings per share for the three and nine months ended September 30, 2013, respectively, because their effect is anti-dilutive due to the net loss attributable to Diebold, Incorporated.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2013
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

NOTE 3: EQUITY

The following table presents changes in shareholders' equity attributable to Diebold, Incorporated and the noncontrolling interests:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Diebold, Incorporated shareholders' equity
Balance at beginning of period	$620,122	$834,674	$791,474	$813,348
Comprehensive income (loss) attributable to Diebold, Incorporated	52,732	23,177	(100,045)	62,005
Common shares	172	45	895	983
Additional capital	3,850	4,758	23,439	25,527
Treasury shares	(1,692)	(180)	(3,660)	(3,076)
Dividends paid	(18,550)	(18,260)	(55,469)	(54,573)
Balance at end of period	$656,634	$844,214	$656,634	$844,214

Noncontrolling interests
Balance at beginning of period	$32,965	$32,024	$35,348	$31,274
Comprehensive income attributable to noncontrolling interests	1,507	944	2,588	2,806
Distributions/payable to noncontrolling interest holders	(13,448)	(980)	(16,912)	(2,092)
Balance at end of period	$21,024	$31,988	$21,024	$31,988

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

NOTE 4: SHARE-BASED COMPENSATION
The Company’s share-based compensation payments to employees are recognized based on their grant-date fair values during the period in which the employee is required to provide services in exchange for the award. Share-based compensation is recognized as a component of selling and administrative expense. Total share-based compensation expense was $3,100 and $4,156 for the three months ended September 30, 2013 and 2012, respectively, and $14,070 and $9,860 for the nine months ended September 30, 2013 and 2012, respectively. Share-based compensation expense for the nine months ended September 30, 2013 included accelerated expense of $2,982 related to executive severance.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2013
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

Options outstanding and exercisable as of September 30, 2013 under the Company’s 1991 Equity and Performance Incentive Plan (as Amended and Restated as of April 13, 2009) and changes during the nine months ended September 30, 2013, were as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(in thousands)	(per share)	(in years)
Outstanding at January 1, 2013	2,668	$37.56
Expired or forfeited	(318)	36.97
Exercised	(386)	26.56
Granted	338	30.46
Outstanding at September 30, 2013	2,302	$38.44	5	$716
Options exercisable at September 30, 2013	1,624	$41.07	3	$634
Options vested and expected to vest at September 30, 2013	2,272	$38.53	5	$713

(1)
The aggregate intrinsic value (the difference between the closing price of the Company’s common shares on the last trading day of the third quarter of 2013 and the exercise price, multiplied by the number of “in-the-money” options) that would have been received by the option holders had all option holders exercised their options on September 30, 2013. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common shares.

(2)	The options expected to vest are the result of applying the pre-vesting forfeiture rate assumption to total outstanding non-vested options.

The following table summarizes information on non-vested RSUs, performance shares and deferred shares for the nine months ended September 30, 2013:

	Number of Shares	Weighted-Average Grant-Date Fair Value
	(in thousands)
RSUs:
Non-Vested at January 1, 2013	732	$33.33
Forfeited	(107)	33.72
Vested	(252)	32.74
Granted	238	30.10
Non-Vested at September 30, 2013	611	$32.27
Performance Shares (1):
Non-Vested at January 1, 2013	729	$40.41
Forfeited	(328)	38.00
Vested	(31)	35.49
Granted	277	29.15
Non-Vested at September 30, 2013	647	$37.04
Director Deferred Shares:
Non-Vested at January 1, 2013	20	$40.54
Forfeited	(3)	40.54
Vested	(17)	40.54
Granted	31	29.73
Non-Vested at September 30, 2013	31	$29.73
Vested at September 30, 2013	103	$35.55
Outstanding at September 30, 2013	134	$34.20

(1)
Non-vested performance shares are based on a maximum potential payout. Actual shares granted at the end of the performance period may be less than the maximum potential payout level depending on achievement of performance share objectives.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2013
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

NOTE 5: INCOME TAXES

The effective tax rate on the loss for the three months ended September 30, 2013 was 28.2 percent. The effective rate on the the income for the three months ended September 30, 2012 was 30.5 percent. The decrease was mainly due to the reduced tax benefit attributable to the non-deductible portion of the Company's Brazil goodwill impairment, partially offset by additional non-recurring discrete tax items recorded in the quarter.

The effective tax rate on the loss before taxes was (95.3) percent for the nine months ended September 30, 2013. The negative tax rate for 2013 is a result of tax expense of approximately $47,000 related to the repatriation of previously undistributed earnings and the establishment of a valuation allowance of approximately $39,200 on deferred tax assets in the Company's Brazilian manufacturing facility, both in the second quarter of 2013. The tax impact of the goodwill impairment recorded in the third quarter of 2013 offset a portion of the previous quarter discrete tax expense, reducing the negative effective tax rate. The effective tax rate on income was 28.0 percent for the nine months ended September 30, 2012.

NOTE 6: INVESTMENTS
The Company’s investments, primarily in Brazil, consist of certificates of deposit and U.S. dollar indexed bond funds, which are classified as available-for-sale and stated at fair value based upon quoted market prices and net asset values, respectively. Unrealized gains and losses are recorded in AOCI. Realized gains and losses are recognized in investment income and are determined using the specific identification method. Realized gains, net from the sale of securities were $1,533 and $1,728 for the three months ended September 30, 2013 and 2012, respectively, and $1,725 and $3,236 for the nine months ended September 30, 2013 and 2012, respectively. Proceeds from the sale of available-for-sale securities were $22,711 and $33,437 during the nine months ended September 30, 2013 and 2012, respectively.

The Company’s investments, excluding cash surrender value of insurance contracts of $69,729 and $70,318 as of September 30, 2013 and December 31, 2012, respectively, consist of the following:

	Cost Basis	Unrealized Gain		Fair Value
As of September 30, 2013
Short-term investments:
Certificates of deposit	$160,286	$—		$160,286
U.S. dollar indexed bond funds	37,498	1,919		39,417
	$197,784	$1,919	....	$199,703
Long-term investments:
Assets held in a rabbi trust	$5,867	$1,269		$7,136

As of December 31, 2012
Short-term investments:
Certificates of deposit	$258,518	$—		$258,518
U.S. dollar indexed bond funds	3,249	119		3,368
	$261,767	$119		$261,886
Long-term investments:
Assets held in a rabbi trust	$6,266	$517		$6,783

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
FORM 10-Q as of September 30, 2013
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

Financing Receivables The Company evaluates the collectability of notes and finance lease receivables (collectively, financing receivables) on a customer-by-customer basis and evaluates specific customer circumstances, aging of invoices, credit risk changes and payment patterns and historical loss experience. When the collectability is determined to be at risk based on the above criteria, the Company records the allowance for credit losses, which represents the Company’s current exposure less estimated reimbursement from insurance claims. After all efforts at collection have been unsuccessful, the account is deemed uncollectible and is written off. The following table summarizes the Company’s allowance for credit losses for the nine months ended September 30, 2013 and 2012:

	Finance Leases	Notes Receivable	Total
Allowance for credit losses
Balance at January 1, 2013	$525	$2,047	$2,572
Provision for credit losses	8	—	8
Recoveries	3	—	3
Write-offs	(90)	(2,047)	(2,137)
Balance at September 30, 2013	$446	$—	$446

Balance at January 1, 2012	$210	$2,047	$2,257
Provision for credit losses	261	—	261
Recoveries	48	—	48
Write-offs	—	—	—
Balance at September 30, 2012	$519	$2,047	$2,566

The Company's allowance of $446 and $2,566 at September 30, 2013 and 2012, respectively, all resulted from individual impairment evaluation. As of September 30, 2013, balances of finance leases and notes receivable were $88,216 and $16,343, respectively. As of September 30, 2012, balances of finance leases and notes receivable were $100,436 and $12,882, respectively.
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
As of September 30, 2013 and December 31, 2012, the recorded investment in past-due financing receivables on nonaccrual status was $2,489 and $2,060, respectively, and there were no recorded investments in finance receivables past due 90 days or more and still accruing interest. The recorded investment in impaired notes receivable was $0 as of September 30, 2013 and was $2,047 as of December 31, 2012 ,which was fully reserved. The following table summarizes the Company’s aging of past-due notes receivable balances:

	September 30, 2013	December 31, 2012
30-59 days past due	$—	$—
60-89 days past due	—	—
> 89 days past due	—	1,840
Total past due	$—	$1,840

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2013
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

NOTE 8: INVENTORIES
Major classes of inventories are summarized as follows:

	September 30, 2013	December 31, 2012
Finished goods	$228,931	$183,286
Service parts	144,157	151,189
Raw materials and work in process	107,332	78,521
Total inventories	$480,420	$412,996

NOTE 9: GOODWILL AND OTHER ASSETS
Goodwill In 2012, goodwill was reviewed for impairment based on a two-step test, which resulted in no impairment in any of the Company's reporting units. Due to deteriorating macro-economic outlook, structural changes to an auction-based purchasing environment and new competitors entering the market over the past several quarters, management reduced its earnings outlook for the Brazil business unit during the third quarter of 2013. As a result, the Company performed an other-than-annual assessment for its Brazil reporting unit based on a two-step impairment test and concluded that the goodwill within the Brazil reporting unit was partially impaired. The Company recorded a $70,000 pre-tax, non-cash goodwill impairment charge during the third quarter of 2013.
The two-step impairment test was used to measure the amount of impairment loss to be recognized. In the first step, the Company compares the fair value of each reporting unit with its carrying value. The fair value is determined based upon discounted estimated future cash flows as well as the market approach or guideline public company method. The Company’s Step 1 impairment test of goodwill of a reporting unit is based upon the fair value of the reporting unit, defined as the price that would be received to sell the net assets or transfer the net liabilities in an orderly transaction between market participants at the assessment date. In the event that the net carrying amount exceeds the fair value, a Step 2 test must be performed whereby the fair value of the reporting unit’s goodwill must be estimated to determine if it is less than its net carrying amount. In its two-step test, the Company uses the discounted cash flow method and the guideline company method for determining the fair value of its reporting units. Under these methods, the determination of implied fair value of the goodwill for a particular reporting unit is the excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities in the same manner as the allocation in a business combination.
The techniques used in the Company's qualitative assessment and, if necessary, two-step impairment test have incorporated a number of assumptions that the Company believes to be reasonable and to reflect market conditions forecast at the assessment date. Assumptions in estimating future cash flows are subject to a high degree of judgment. The Company makes all efforts to forecast future cash flows as accurately as possible with the information available at the time a forecast is made. To this end, the Company evaluates the appropriateness of its assumptions as well as its overall forecasts by comparing projected results of upcoming years with actual results of preceding years and validating that differences therein are reasonable. Key assumptions, all of which are Level 3 inputs (refer to note 16), relate to price trends, material costs, discount rate, customer demand, and the long-term growth and foreign exchange rates. A number of benchmarks from independent industry and other economic publications were also used. Changes in assumptions and estimates after the assessment date may lead to an outcome where impairment charges would be required in future periods. Specifically, actual results may vary from the Company’s forecasts and such variations may be material and unfavorable, thereby triggering the need for future impairment tests where the conclusions may differ in reflection of prevailing market conditions.
Other Assets Included in other assets are net capitalized software development costs of $41,674 and $49,513 as of September 30, 2013 and December 31, 2012, respectively. Amortization expense on capitalized software of $5,369 and $3,985 was included in product cost of sales for the three months ended September 30, 2013 and 2012, respectively, and $16,620 and $12,586 was included in product cost of sales for the nine months ended September 30, 2013 and 2012, respectively. Other long-term assets also consist of patents, trademarks, other intangible assets, and financing receivables. Where applicable, other assets are stated at cost and, if applicable, are amortized ratably over the relevant contract period or the estimated life of the assets. Fees to renew or extend the term of the Company’s intangible assets are expensed when incurred.
In August 2012, the Company acquired GAS Tecnologia (GAS), a Brazilian Internet banking, online payment and mobile banking security company. At June 30, 2013, the Company finalized the purchase accounting with respect to opening balance sheet valuations. Amortizable intangible assets resulting from the acquisition was $16,000.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2013
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

NOTE 10: DEBT
Outstanding debt balances were as follows:

	September 30, 2013	December 31, 2012
Notes payable:
Uncommitted lines of credit	$26,103	$33,916
Other	670	296
	$26,773	$34,212
Long-term debt:
Credit facility	$320,007	$300,000
Senior notes	225,000	300,000
Industrial development revenue bonds	11,900	11,900
Other	4,688	5,634
	$561,595	$617,534
As of September 30, 2013, the Company had various international short-term uncommitted lines of credit with borrowing limits of $108,322. The weighted-average interest rate on outstanding borrowings on the short-term uncommitted lines of credit as of September 30, 2013 and December 31, 2012 was 3.96 percent and 2.81 percent, respectively. The increase in the weighted-average interest rate is attributable to the change in mix of borrowings in foreign entities. Short-term uncommitted lines mature in less than one year. The amount available under the short-term uncommitted lines at September 30, 2013 was $82,219.
As of September 30, 2013, the Company had borrowing limits under its five-year credit facility totaling $500,000, which expires in June 2016. Under the terms of the credit facility agreement, the Company has the ability, subject to various approvals, to increase the borrowing limits by $250,000. Up to $50,000 of the revolving credit facility is available under a swing line sub-facility. The weighted-average interest rate on outstanding credit facility borrowings as of September 30, 2013 and December 31, 2012 was 1.34 percent and 1.33 percent, respectively, which is variable based on the London Interbank Offered Rate (LIBOR). The amount available under the credit facility as of September 30, 2013 was $179,993.

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
In 1997, industrial development revenue bonds were issued on behalf of the Company. The proceeds from the bond issuances were used to construct new manufacturing facilities in the United States. The Company guaranteed the payments of principal and interest on the bonds by obtaining letters of credit. The bonds were issued with a 20-year original term and are scheduled to mature in 2017. Each industrial development revenue bond carries a variable interest rate, which is reset weekly by the remarketing agents. The weighted-average interest rate on the bonds was 0.37 percent and 0.49 percent as of September 30, 2013 and December 31, 2012, respectively.
The Company’s debt agreements contain various restrictive financial covenants, including net debt to capitalization and net interest coverage ratios. As of September 30, 2013, the Company was in compliance with the financial and other covenants in its debt agreements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2013
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

NOTE 11: BENEFIT PLANS
Qualified Pension Benefits The Company has pension plans covering certain U.S. employees that have been closed to new participants since July 1, 2003. Plans that cover certain salaried employees provide pension benefits based on the employee’s compensation during the ten years before retirement. The Company’s funding policy for salaried plans is to contribute annually based on actuarial projections and applicable regulations. Plans covering certain hourly employees and union members generally provide benefits of stated amounts for each year of service. The Company’s funding policy for hourly plans is to make at least the minimum annual contributions required by applicable regulations. Employees of the Company’s operations in countries outside of the U.S. participate to varying degrees in local pension plans, which in the aggregate are not significant.
Supplemental Executive Retirement Benefits The Company has non-qualified pension plans to provide supplemental executive retirement plan (SERP) benefits to certain officers. Benefits are payable at retirement based upon a percentage of the participant's compensation, as defined.
Plan Freeze and Re-measurement In July 2013, the Company's board of directors approved freezing certain pension and SERP plan benefits effective as of December 31, 2013 for U.S.-based salaried employees. The Company recognized the plan freeze in the three months ended September 30, 2013 as a curtailment, since it eliminates for a significant number of participants the accrual of defined benefits for all of their future services. The impact of the curtailment includes the one-time accelerated recognition of outstanding unamortized pre-tax prior service cost of $809 within general and administrative expense and a pre-tax reduction in AOCI of $52,462, attributable to the decrease in long-term pension liabilities. This curtailment event triggered a re-measurement for the affected benefit plans as of July 31, 2013 using a discount rate of 5.06 percent. The re-measurement resulted in a further reduction of long-term pension liabilities and AOCI (pre-tax) related to the actuarial gain occurring during the year of approximately $71,000. Freezing certain pension and SERP plan benefits, coupled with an anticipated increase in discount rate, is expected to result in a significant reduction of future pension expense.
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
The following table sets forth the net periodic benefit cost for the Company’s defined benefit pension plans and other benefits for the three months ended September 30:

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Components of net periodic benefit cost
Service cost	$2,647	$2,862	$—	$—
Interest cost	6,865	7,957	157	204
Expected return on plan assets	(9,017)	(10,205)	—	—
Amortization of prior service (benefit) cost	(136)	65	(122)	(130)
Recognized net actuarial loss	2,529	4,207	105	123
Curtailment loss	809	—	—	—
Net periodic pension benefit cost	$3,697	$4,886	$140	$197

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2013
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

The following table sets forth the net periodic benefit cost for the Company’s defined benefit pension plans and other benefits for the nine months ended September 30:

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Components of net periodic benefit cost
Service cost	$9,308	$8,585	$—	$—
Interest cost	20,778	23,873	471	611
Expected return on plan assets	(26,622)	(30,616)	—	—
Amortization of prior service (benefit) cost	(99)	194	(366)	(388)
Recognized net actuarial loss	13,385	12,601	317	366
Curtailment loss (1)	1,968	—	—	—
Net periodic pension benefit cost	$18,718	$14,637	$422	$589
(1) The curtailment recognized during the nine months ended September 30, 2013 resulted from the departure of certain executive officers and the U.S. salary plan benefit freeze and was recorded within selling and administrative expense.
Contributions
There have been changes to the expected 2013 plan year contribution amounts previously disclosed. The benefit freeze of the defined-benefit pension plan for U.S.-based employees, coupled with higher discount rates, improved the funded status of the salaried plan and, therefore, the Company has no plans to make contributions to the pension plan for the next twelve months. For the nine months ended September 30, 2013 and 2012, contributions of $2,662 and $14,915, respectively, were made to the qualified and non-qualified pension plans.

NOTE 12: GUARANTEES AND PRODUCT WARRANTIES
In 1997, industrial development revenue bonds were issued on behalf of the Company. The Company guaranteed the payments of principal and interest on the bonds (refer to note 10) by obtaining letters of credit. The carrying value of the bonds was $11,900 as of September 30, 2013 and December 31, 2012.
The Company provides its global operations guarantees and standby letters of credit through various financial institutions to suppliers, customers, regulatory agencies and insurance providers. If the Company is not able to make payment or fulfill contractual obligations, the suppliers, customers, regulatory agencies and insurance providers may draw on the pertinent bank. At September 30, 2013, the maximum future payment obligations related to these various guarantees totaled $86,883, of which $26,035 represented standby letters of credit to insurance providers, and no associated liability was recorded. At December 31, 2012, the maximum future payment obligations relative to these various guarantees totaled $80,662, of which $23,435 represented standby letters of credit to insurance providers, and no associated liability was recorded.
The Company provides its customers a manufacturer’s warranty and records, at the time of the sale, a corresponding estimated liability for potential warranty costs. Estimated future obligations due to warranty claims are based upon historical factors such as labor rates, average repair time, travel time, number of service calls per machine and cost of replacement parts.
Changes in the Company’s warranty liability balance are illustrated in the following table:

	2013	2012
Balance at January 1	$81,751	$63,355
Current period accruals (a)	34,300	45,472
Current period settlements	(40,564)	(39,917)
Balance at September 30	$75,487	$68,910

(a)	includes the impact of foreign exchange rate fluctuations

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2013
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

NOTE 13: COMMITMENTS AND CONTINGENCIES

Contractual Obligations
At September 30, 2013, the Company had purchase commitments due within one year of $15,420 for materials through contract manufacturing agreements at negotiated prices.

Indirect Tax Contingencies
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
At September 30, 2013, the Company was a party to several indirect tax claims from various taxing authorities globally that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the condensed consolidated financial statements would not be materially affected by the outcome of these indirect tax claims and/or proceedings or asserted claims. In addition to these routine indirect tax matters, the Company was a party to the proceeding described below:
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

At September 30, 2013 and December 31, 2012, the Company had an accrual of approximately $26,000 for certain indirect tax positions in both periods. A loss contingency is reasonably possible if it has a more than remote but less than probable chance of occurring. Although management believes the Company has valid defenses with respect to its indirect tax positions, it is reasonably possible that a loss could occur in excess of the estimated accrual, for which the Company estimated the aggregate risk at September 30, 2013 to be up to approximately $381,000 for its material indirect tax matters.

Legal Contingencies
At September 30, 2013, the Company was a party to several lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the Company’s financial position or results of operations. In addition, the Company has indemnification obligations with certain former employees and costs associated with these indemnifications are expensed as incurred. In management’s opinion, the condensed consolidated financial statements would not be materially affected by the outcome of these legal proceedings, commitments or asserted claims. In addition to these routine legal proceedings, the Company was a party to the legal proceedings described below:

Securities Action
On June 30, 2010, a shareholder filed a putative class action complaint in the United States District Court for the Northern District of Ohio alleging violations of the federal securities laws against the Company, certain current and former officers, and the Company's independent auditors (Louisiana Municipal Police Employees Retirement System v. KPMG et al., No. 10-CV-1461). The complaint seeks unspecified compensatory damages on behalf of a class of persons who purchased the Company's stock between June 30, 2005 and January 15, 2008 and fees and expenses related to the lawsuit. The complaint generally relates to the matters set forth

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2013
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

in the court documents filed by the SEC in June 2010 finalizing the settlement of civil charges stemming from the investigation of the Company conducted by the Division of Enforcement of the SEC. In the second quarter 2013, the Company recorded a $30,000 pre-tax charge within selling and administrative expense related to an agreement in principle to settle this matter, which is included in other current liabilities. Additionally, the Company recorded an offsetting $12,755 pre-tax credit within selling and administrative expense related to the Company's estimate of anticipated insurance recovery, which is included in other current assets.

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

The Company voluntarily self-reported its findings to the SEC and the U.S. Department of Justice (DOJ) and cooperated with these agencies in their review. The Company was previously informed that the SEC's inquiry had been converted to a formal, non-public investigation. The Company also received a subpoena for documents from the SEC and a voluntary request for documents from the DOJ in connection with the investigation.

The Company has reached agreement with the DOJ and the SEC to the terms of a settlement of their inquiries, which terms were filed in federal court on October 22, 2013. These terms include combined payments to the U.S. government of $48,000 in disgorgement, penalties, and pre-judgment interest and the appointment of an independent compliance monitor for a minimum period of 18 months. As a result, in the second quarter of 2013, the Company recorded a $28,000 pre-tax charge within selling and administrative expense for additional estimated losses related to this matter. As of September 30, 2013 and December 31, 2012, the total accrual for estimated losses was $48,000 and $20,000, respectively. The Company remitted the combined payments to the U.S. government in November 2013.

NOTE 14: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company uses derivatives to mitigate the economic consequences associated with fluctuations in currencies and interest rates.
FOREIGN EXCHANGE
Net Investment Hedges The Company has international subsidiaries with net balance sheet positions that generate cumulative translation adjustments within AOCI. The Company uses derivatives to manage potential changes in value of its net investments in Brazil. The Company uses the forward-to-forward method for its quarterly retrospective and prospective assessments of hedge effectiveness. No ineffectiveness results if the notional amount of the derivative matches the portion of the net investment designated as being hedged because the Company uses derivative instruments with underlying exchange rates consistent with its functional currency and the functional currency of the hedged net investment. Changes in value that are deemed effective are accumulated in AOCI where they will remain until they are reclassified to income together with the gain or loss on the entire investment upon substantial liquidation of the subsidiary. The fair value of the Company’s net investment hedge contracts was $(1,136) and $0 as of September 30, 2013 and December 31, 2012, respectively. The net (loss) gain recognized in AOCI on net investment hedge derivative instruments was $(3,764) and $(463) in the three months ended September 30, 2013 and 2012, respectively, and $223 and $1,805 in the nine months ended September 30, 2013 and 2012, respectively.
Non-Designated Hedges A substantial portion of the Company’s operations and revenues are international. As a result, changes in foreign exchange rates can create substantial foreign exchange gains and losses from the revaluation of non-functional currency monetary assets and liabilities. The Company’s policy allows the use of foreign exchange forward contracts with maturities of up to 24 months to mitigate the impact of currency fluctuations on those foreign currency asset and liability balances. The Company elected not to apply hedge accounting to its foreign exchange forward contracts. Thus, spot-based gains/losses offset revaluation gains/losses within foreign exchange loss, net and forward-based gains/losses represent interest expense. The fair value of the Company’s non-designated foreign exchange forward contracts was $(256) and $47 as of September 30, 2013 and December 31, 2012, respectively.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2013
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

The following table summarizes the (loss) gain recognized on non-designated foreign-exchange derivative instruments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest expense	$(2,099)	$(1,121)	$(4,726)	$(3,787)
Foreign exchange (loss) gain, net	(680)	(3,108)	10,275	(2,509)
	$(2,779)	$(4,229)	$5,549	$(6,296)
INTEREST RATE
Cash Flow Hedges The Company has variable rate debt and is subject to fluctuations in interest related cash flows due to changes in market interest rates. The Company’s policy allows derivative instruments designated as cash flow hedges that fix a portion of future variable-rate interest expense. As of September 30, 2013, the Company had two pay-fixed receive-variable interest rate swaps, with a total notional amount of $50,000, to hedge against changes in the LIBOR benchmark interest rate on a portion of the Company’s LIBOR-based borrowings. Changes in value that are deemed effective are accumulated in AOCI and reclassified to interest expense when the hedged interest is accrued. To the extent that it becomes probable that the Company’s variable rate borrowings will not occur, the gains or losses on the related cash flow hedges will be reclassified from AOCI to interest expense. The fair value of the Company’s interest rate contracts was $(2,604) and $(3,558) as of September 30, 2013 and December 31, 2012, respectively.
In December 2005 and January 2006, the Company executed cash flow hedges by entering into receive-variable and pay-fixed interest rate swaps, with a total notional amount of $200,000, related to the senior notes issuance in March 2006. Amounts previously recorded in AOCI related to the pre-issuance cash flow hedges will continue to be reclassified on a straight-line basis through February 2016.

The gain or loss on designated cash flow hedge derivative instruments for the three and nine months ended September 30, 2013 and 2012 were not material. Gains and losses related to interest rate contracts that are reclassified from AOCI are recorded in interest expense on the statements of operations. The Company anticipates reclassifying $942 from AOCI to interest expense within the next 12 months.

NOTE 15: RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES
Restructuring Charges
The following table summarizes the impact of the Company’s restructuring charges (accrual adjustments) on the condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Cost of sales – services	$2,124	$956	$8,983	$91
Cost of sales – products	212	(2,064)	429	(1,959)
Selling and administrative expense	1,859	2,454	9,375	5,654
Research, development and engineering expense	151	1,116	2,617	1,116
Total	$4,346	$2,462	$21,404	$4,902

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2013
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

The following table summarizes the Company’s net restructuring charges for its Diebold North America (DNA) and DI reporting segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
DNA
Severance	$962	$3,313	$14,373	$4,870
Other	224	—	224	—
DI
Severance	2,827	(621)	6,334	(329)
Other	333	(230)	473	361
Total	$4,346	$2,462	$21,404	$4,902

During the first quarter of 2013, the Company announced a multi-year realignment plan. Certain aspects of this plan were previously disclosed under the Company's global realignment plan and global shared services plan. This multi-year realignment will focus on globalizing the Company's service organization, creating a unified center-led global organization for research and development as well as transform the Company's general and administrative cost structure. All restructuring charges for the three and nine months ended September 30, 2013 and 2012 related to the Company's multi-year realignment plan. As of September 30, 2013, the Company anticipates additional restructuring costs of $94,000 to $121,000 to be incurred through the end of 2014, inclusive of $48,000 to $59,000 of non-cash voluntary early retirement program restructuring charges to be incurred in the fourth quarter 2013. As management finalizes certain aspects of the realignment plan, the anticipated future costs related to this plan are subject to change. As of September 30, 2013, cumulative total restructuring costs for the multi-year realignment plan were $26,179 and $13,955 in DNA and DI, respectively.

The following table summarizes the Company’s restructuring accrual balances:

	2013	2012
Balance at January 1	$11,844	$10,136
Liabilities incurred	21,404	4,902
Liabilities paid	(27,239)	(5,347)
Balance at September 30	$6,009	$9,691

Impairment and Other Charges
During the third quarter of 2013, the Company recorded a $70,000 pre-tax, non-cash goodwill impairment charge related to its Brazil reporting unit (refer to note 9) within DI.
During the third quarter of 2012, the Company determined an investment related to its 50 percent ownership in Shanghai Diebold King Safe Company, Ltd. was partially impaired and recorded an impairment charge of $7,930, which was allocated to the DNA and DI segments. During the second quarter of 2012, the Company recorded an impairment charge within DNA of $6,701 related to a portion of its global enterprise resource planning (ERP) system. Previously capitalized software and software-related costs were impaired due to changes in the ERP implementation plan related to configuration and design.
Other charges consist of items that the Company determines are non-routine in nature. Net non-routine expenses of $56,364 and $1,913 impacted the nine months ended September 30, 2013 and 2012, respectively. Non-routine expenses within selling and administrative expense for the first nine months of 2013 included $28,000 of estimated pre-tax losses related to the potential outcome of the FCPA investigation in addition to related legal fees, a $17,245 pre-tax net charge related to settlement of the securities legal action (refer to note 13), and executive severance costs, including accelerated share-based compensation expense of $2,982 (pre-tax). Non-routine income for 2013 related to a pre-tax gain of $2,191 from the sale of certain U.S. manufacturing operations to a long-time supplier. Net non-routine expenses for 2012 consisted primarily of legal and compliance costs related to the FCPA investigation.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2013
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

Assets and Liabilities Recorded at Fair Value
Assets and liabilities subject to fair value measurement are as follows:

	September 30, 2013			December 31, 2012
		Fair Value Measurements Using			Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Assets
Short-term investments:
Certificates of deposit	$160,286	$160,286	$—	$258,518	$258,518	$—
U.S. dollar indexed bond funds	39,417	—	39,417	3,368	—	3,368
Assets held in a rabbi trust	7,136	7,136	—	6,783	6,783	—
Foreign exchange forward contracts	469	—	469	960	—	960
Total	$207,308	$167,422	$39,886	$269,629	$265,301	$4,328
Liabilities
Deferred compensation	$7,136	$7,136	$—	$6,783	$6,783	$—
Foreign exchange forward contracts	1,861	—	1,861	913	—	913
Interest rate swaps	2,605	—	2,605	3,558	—	3,558
Total	$11,602	$7,136	$4,466	$11,254	$6,783	$4,471

The Company uses the end of period when determining the timing of transfers between levels. During the three and nine months ended September 30, 2013 and 2012, there were no transfers between levels.
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
Foreign Exchange Forward Contracts A substantial portion of the Company’s operations and revenues are international. As a result, changes in foreign exchange rates can create substantial foreign exchange gains and losses from the revaluation of non-

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2013
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

functional currency monetary assets and liabilities. The foreign exchange contracts are valued using the market approach based on observable market transactions of forward rates.
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
Assets and Liabilities Not Measured at Fair Value on a Recurring Basis
In addition to assets and liabilities that are measured at fair value on a recurring basis, the Company also measures certain assets and liabilities at fair value on a nonrecurring basis. Our non-financial assets, including goodwill, intangible assets and property, plant and equipment, are measured at fair value when there is an indication of impairment. These assets are recorded at fair value, determined using level 3 inputs, only when an impairment charge is recognized. Further details regarding the Company's goodwill other-than-annual-impairment review appears in note 9.
Assets and Liabilities Recorded at Carrying Value
The fair value of the Company’s cash and cash equivalents, trade receivables and accounts payable, approximates the carrying value due to the relative short maturity of these instruments. The fair value and carrying value of the Company’s debt instruments are summarized as follows:

	September 30, 2013		December 31, 2012
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes payable	$26,773	$26,773	$34,212	$34,212
Long-term debt	567,918	561,595	630,450	617,534
Total debt instruments	$594,691	$588,368	$664,662	$651,746
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
FORM 10-Q as of September 30, 2013
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

The following table presents information regarding the Company’s segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
DNA
Customer revenues	$356,943	$395,477	$1,056,184	$1,194,294
Intersegment revenues	21,265	14,737	60,157	41,638
Operating profit	28,295	22,424	35,831	113,020
Capital expenditures	4,192	8,262	15,391	20,862
Depreciation and amortization	16,253	12,940	46,583	40,055
Property, plant and equipment, at cost	418,562	465,570	418,562	465,570
Total assets	895,976	1,056,570	895,976	1,056,570
DI
Customer revenues	348,481	314,442	989,864	957,304
Intersegment revenues	3,784	5,414	19,485	39,893
Operating (loss) profit	(58,548)	(1,399)	(103,622)	(724)
Capital expenditures	3,300	6,925	10,257	14,994
Depreciation and amortization	5,638	5,174	17,502	16,854
Property, plant and equipment, at cost	185,137	184,287	185,137	184,287
Total assets	1,403,761	1,539,184	1,403,761	1,539,184
TOTAL
Customer revenues	705,424	709,919	2,046,048	2,151,598
Intersegment revenues	25,049	20,151	79,642	81,531
Operating (loss) profit	(30,253)	21,025	(67,791)	112,296
Capital expenditures	7,492	15,187	25,648	35,856
Depreciation and amortization	21,891	18,114	64,085	56,909
Property, plant and equipment, at cost	603,699	649,857	603,699	649,857
Total assets	2,299,737	2,595,754	2,299,737	2,595,754

The following tables present information regarding the Company’s revenue by geography:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenue summary by geography	2013	2012	2013	2012
DNA	$356,943	$395,477	$1,056,184	$1,194,294
DI
Latin America including Brazil	150,525	144,696	410,733	445,693
Asia Pacific	116,102	99,439	346,660	291,788
Europe, Middle East and Africa	81,854	70,307	232,471	219,823
TOTAL	348,481	314,442	989,864	957,304
Total customer revenues	$705,424	$709,919	$2,046,048	$2,151,598

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2013
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

The following table presents information regarding the Company’s revenue by service and product solution:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenue summary by service and product solution	2013	2012	2013	2012
Financial self-service:
Services	$291,529	$293,694	$874,983	$889,216
Products	244,374	236,994	714,120	792,166
Total financial self-service	535,903	530,688	1,589,103	1,681,382
Security:
Services	113,706	108,611	325,695	306,699
Products	40,496	45,879	115,364	126,692
Total security	154,202	154,490	441,059	433,391
Total financial self-service & security	690,105	685,178	2,030,162	2,114,773
Election and lottery systems	15,319	24,741	15,886	36,825
Total customer revenues	$705,424	$709,919	$2,046,048	$2,151,598

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of September 30, 2013
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

•
The financial capacity to implement that strategy and fund the investments necessary to drive profitable growth, while preserving the ability to return value to shareholders in the form of reliable, strong dividends and, as appropriate, share repurchases.

•	A disciplined risk assessment process, focused on proactively identifying and mitigating potential risks to the Company's continued success.

The Company sees opportunities to leverage its capabilities in services, software and innovation to meet the needs of its rapidly evolving markets. To better capitalize on its opportunities, the Company remains focused on reducing its overall cost structure and improve its near-term delivery and execution. In addition, the Company has sharpened its focus on executing its core strategies in FSS and electronic security. This includes making the appropriate investments to deliver growth within these areas.

Net (loss) income attributable to Diebold, Incorporated for the three months ended September 30, 2013 was $(21,690) or $(.34) per share, a decrease of $37,911 and $.59 per share, respectively, from the same period in 2012. The three months of 2013 included a $70,000 pretax goodwill impairment charge. Total revenue for the three months ended September 30, 2013 was $705,424, a decrease of $4,495 compared to the same period in 2012.

Net (loss) income attributable to Diebold, Incorporated for the nine months ended September 30, 2013 was $(140,171) or $(2.20) per share, a decrease of $225,632 and $3.54 per share, respectively, from the same period in 2012. Total revenue for the nine months ended September 30, 2013 was $2,046,048, a decrease of $105,550 compared to the same period in 2012. The nine months of 2013 included a $70,000 pre-tax goodwill impairment charge, $28,000 of estimated pre-tax losses related to the potential outcome of the global Foreign Corrupt Practices Act (FCPA) investigation, a $17,245 pre-tax net charge related to settlement of the securities legal action, and $9,300 of executive severance. Additionally, a significant portion of the decline was associated with lower volume in Diebold North America (DNA) resulting from the expiration of the Americans with Disabilities Act (ADA) compliance deadline in 2012. Diebold International (DI) improvement was driven by higher FSS sales in Asia Pacific and Europe, Middle East and Africa (EMEA) combined with security sales growth in Latin America, including Brazil, mainly due to the GAS Tecnologia (GAS) acquisition in Brazil. These year-to-date increases were partially offset by a reduction in election systems and lottery sales in Brazil as well as a decline in FSS volume for Latin America, including Brazil. Additionally, the 2013 results were significantly impacted by the tax rate, which is a result of deferred tax expense related to the repatriation of previously undistributed earnings and the establishment of a valuation allowance on certain Brazil deferred tax assets.

Vision and strategy
The Company’s vision is to be recognized as the essential partner in creating and implementing ideas that optimize convenience, efficiency and security. This vision is the guiding principle behind the Company’s desire to transform by focusing more on services and software. Services comprise more than 50 percent of the Company’s revenue and this percentage is expected to continue to grow over time as the Company builds on its strong base of maintenance and advanced services to deliver world-class integrated services.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of September 30, 2013
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

Several years ago, the Company launched its Diebold Integrated Services® outsourcing business in North America. Initially the scale was small, generating about $5,000 in contract value in year one. In the ensuing years, it has achieved substantial growth in this business. Banks are continuously being challenged to reduce costs while increasing operational efficiencies. With integrated services, banks entrust the management of their ATM and security operations to the Company, allowing their staff to focus on core competencies. Furthermore, the Company's integrated service offering provides banks and credit unions with the leading-edge technology they need to stay competitive in the marketplace.

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
Another solution the Company offers as part of its branch transformation efforts is Concierge Video Services™, most recently launched in North America.. The solution provides consumers with immediate access to bank call center representatives right at the ATM for sales or bank account maintenance support. In addition to delivering a personal touch outside of regular business hours, Concierge Video Services ultimately assists financial institutions by maximizing operational efficiencies, improving the consumer experience and enhancing the overall consumer relationship.
In its security business, the Company has an equal, if not greater, potential for a successful integrated services approach. Security challenges and the systems to address them have grown increasingly complex. That has created a strong business case among financial institutions and commercial customers for outsourcing solutions, particularly in the areas of monitoring, services and software management. Today, the Company is bringing its expertise back into the financial sector and pursuing other areas, namely the commercial market, with a focused effort to secure large, complex and technologically demanding projects. The Company has customer-focused teams that possess high levels of logical and enterprise security expertise that are required in this business. The Company is also leveraging best practices and some of the best talent to continue building upon its security outsourcing business.
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

Moving forward, the Company intends to create shareholder value by leveraging the opportunities it sees within the area of branch transformation, growing its services and software capabilities, further building out its electronic security business and taking advantage of key market opportunities around the world. Many opportunities lie ahead, and the Company will continue to invest in developing new services, software and security solutions that align with the needs of its core markets.

Multi-Year Realignment Plan
The Company is committed to the previously announced multi-year realignment plan aimed at reducing its cost structure. The Company has currently identified targeted savings of $150,000 that are expected to be fully realized by the end of 2015 and is working to accelerate the cost savings efforts beyond this target longer-term. The Company expects to reinvest a portion of the savings to drive long-term growth. Areas of reinvestment include research and development of innovative new customer solutions; improving and updating the Company's IT systems and infrastructure; transforming the general and administrative back-office functions; and strengthening sales coverage, processes and tools. In addition, some of the savings should offset price erosion, wage inflation in emerging markets and volatile commodity prices in the company’s core business. Given these factors, the company anticipates that approximately 50 percent of the savings will positively impact operating profit. In addition to the cost savings impact, the realignment plan will enhance its competitive position by focusing on globalizing the Company's service organization, creating a unified center-led global organization for research and development as well as transform the Company's general and administrative cost structure. Restructuring charges were $4,346 and $2,462 for the three months ended September 30, 2013 and 2012, respectively, and $21,404 and $4,902 for the nine months ended September 30, 2013 and 2012, respectively, related to the Company's realignment plan.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of September 30, 2013
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

In July 2013, the Company's board of directors approved a voluntary early retirement program that will be offered to approximately 1,400 eligible U.S.-based employees and is expected to result in an approximately $74,000 to $90,000 pre-tax charge during the fourth quarter of 2013, depending on the number of employees that elect to participate.

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
AND RESULTS OF OPERATIONS as of September 30, 2013
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

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2013		2012		2013		2012
	Dollars	% of Net sales	Dollars	% of Net sales	Dollars	% of Net sales	Dollars	% of Net sales
Net sales	$705,424	100.0	$709,919	100.0	$2,046,048	100.0	$2,151,598	100.0
Gross profit	172,805	24.5	171,577	24.2	460,235	22.5	547,120	25.4
Operating expenses	203,058	28.8	150,552	21.2	528,026	25.8	434,824	20.2
Operating (loss) profit	(30,253)	(4.3)	21,025	3.0	(67,791)	(3.3)	112,296	5.2
Net (loss) income	(20,204)	(2.9)	16,851	2.4	(137,938)	(6.7)	88,183	4.1
Net (loss) income attributable to noncontrolling interests	1,486	0.2	630	0.1	2,233	0.1	2,722	0.1
Net (loss) income attributable to Diebold, Incorporated	(21,690)	(3.1)	16,221	2.3	(140,171)	(6.9)	85,461	4.0

Three and Nine Months Ended September 30, 2013 Comparisons to Three and Nine Months Ended September 30, 2012

Net Sales
The following table represents information regarding our net sales:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	% Change	2013	2012	% Change
Financial self-service:
Services	$291,529	$293,694	(0.7)	$874,983	$889,216	(1.6)
Products	244,374	236,994	3.1	714,120	792,166	(9.9)
Total financial self-service	535,903	530,688	1.0	1,589,103	1,681,382	(5.5)
Security:
Services	113,706	108,611	4.7	325,695	306,699	6.2
Products	40,496	45,879	(11.7)	115,364	126,692	(8.9)
Total security	154,202	154,490	(0.2)	441,059	433,391	1.8
Total financial self-service & security	690,105	685,178	0.7	2,030,162	2,114,773	(4.0)
Election and lottery systems	15,319	24,741	(38.1)	15,886	36,825	(56.9)
Total net sales	$705,424	$709,919	(0.6)	$2,046,048	$2,151,598	(4.9)

FSS sales in the three months ended September 30, 2013 increased $5,214 or 1.0 percent compared to the same period in 2012. The increase in FSS sales included a net unfavorable currency impact of $10,399 or 2.0 percent. The Brazilian real accounted for approximately 75 percent of the unfavorable currency impact. The following division highlights include the impact of foreign currency. DNA FSS sales decreased $36,818 or 14.2 percent due primarily to a volume decline in the U.S. regional bank business. DI FSS sales increased $42,032 or 15.5 percent from growth in each region. Latin America, including Brazil, increased $11,280 or 10.4 percent resulting mainly from higher volume in Brazil and a net improvement in the rest of South America. Asia Pacific increased $19,460 or 21.0 percent due to higher volume in India, China, and Thailand. EMEA increased $11,292 or 16.1 percent primarily from higher volume in the Middle East due in part to the Altus acquisition in Turkey.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of September 30, 2013
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

FSS sales in the nine months ended September 30, 2013 decreased $92,279 or 5.5 percent compared to the same period in 2012. The decrease in FSS sales included a net unfavorable currency impact of $28,977 or 1.7 percent. The Brazilian real accounted for approximately 77 percent of the unfavorable currency impact. The following division highlights include the impact of foreign currency. DNA FSS sales in the nine-month period decreased $134,574 or 16.6 percent due primarily to lower volume within the U.S. regional bank business partially offset by growth in the national bank sector. A significant portion of the decline was associated with the expiration of the ADA compliance deadline in 2012. DI FSS sales in the nine months ended September 30, 2013 increased $42,295 or 4.9 percent compared to the same period in 2012. Latin America, including Brazil, decreased $28,926 or 7.7 percent mainly due to unfavorable currency impact in Brazil and volume deterioration in Mexico, partially offset by gains throughout most of the other countries in the division. Asia Pacific increased $58,942 or 21.5 percent due to higher volume in China, India and Indonesia. EMEA increased $12,279 or 5.6 percent from higher volume in the Middle East largely due to the Altus acquisition in Turkey.

Security solutions in the three months ended September 30, 2013 was relatively flat compared to the same period in 2012. DNA decreased $1,717 or 1.3 percent. DI security sales in the three-month period ended September 30, 2013 increased by $1,429 or 7.8 percent, which was driven by the GAS acquisition in Brazil, partially offset by a decline in Asia Pacific mainly related to Australia. Security solutions in the nine months ended September 30, 2013 increased $7,668 or 1.8 percent compared to the same period in 2012. DNA decreased $3,537 or 0.9 percent. DI security sales increased by $11,204 or 22.1 percent, which was primarily driven by the GAS acquisition in Brazil.

The Brazilian-based election systems and lottery sales in the three and nine months ended September 30, 2013 decreased $9,421 and $20,939, respectively, compared to the same periods in 2012. The decrease was driven by the cyclical purchasing decisions within the country.

Gross Profit
The following table represents information regarding our gross profit:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	% Change	2013	2012	% Change
Gross Profit
Services	$115,117	$100,518	14.5	$296,505	$314,804	(5.8)
Products	57,688	71,059	(18.8)	163,730	232,316	(29.5)
Total gross profit	$172,805	$171,577	0.7	$460,235	$547,120	(15.9)
Gross margin – services	28.4%	25.0%		24.7%	26.3%
Gross margin – products	19.2%	23.1%		19.4%	24.3%
Total gross margin	24.5%	24.2%		22.5%	25.4%

Service gross margin in the three months ended September 30, 2013 increased 3.4 percentage points compared to the same period in 2012. DNA’s service margin increased due primarily to lower compensation and benefits cost, partially offset by a decline in professional service revenue resulting from lower FSS product volume within U.S. regional banks. The DI service margin improvement was attributable to favorable revenue mix within the geographies. Total service gross margin in the third quarter of 2013 included total restructuring charges and non-routine expense of $2,378 largely in DI compared to $956 of restructuring charges in the same period of 2012.

Service gross margin decreased 1.6 percentage points in the first nine months of 2013 compared to the same period in 2012. DNA decreased primarily due to lower FSS product volume within the U.S. regional business related to the expiration of the ADA compliance deadline in 2012, which negatively impacted services utilization specific to professional service and installation. These detriments were partially offset by margin improvements in the U.S. maintenance and the enterprise security businesses. DI decreased primarily due to a margin decline in Latin America, including Brazil from higher costs associated with service parts, subcontracted labor, restructuring charges and non-routine expense, partially offset by favorability from the GAS acquisition. Total service gross margin for the first nine months of 2013 and 2012 included restructuring charges of $8,983 and $91, respectively.

In the three and nine months ended September 30, 2013, the decrease in product gross margin was driven by DNA. DNA product volume was significantly down, particularly in the U.S. regional bank business, due to the expiration of the ADA compliance

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of September 30, 2013
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

deadline in 2012. In addition, the lower DNA product volume and customer mix shift to a higher concentration of U.S. national bank sales led to product margin deterioration between both periods, which was partially offset by improved margins in DI, principally due to favorable performance in EMEA. Total product gross margin included restructuring charges of $212 in the third quarter of 2013 compared to a net restructuring accrual benefit of $2,064 in 2012. Total product gross margin included restructuring charges of $429 in the first nine months of 2013 compared to a net restructuring accrual benefit of $1,959 in 2012.

Operating Expenses
The following table represents information regarding our operating expenses:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	% Change	2013	2012	% Change
Selling and administrative expense	$111,683	$120,892	(7.6)	$394,401	$359,450	9.7
Research, development and engineering expense	21,957	22,167	(0.9)	66,404	61,140	8.6
Impairment of assets	70,000	7,930	N/M	70,642	14,631	N/M
(Gain) loss on sale of assets, net	(582)	(437)	33.2	(3,421)	(397)	N/M
Total operating expenses	$203,058	$150,552	34.9	$528,026	$434,824	21.4

Selling and administrative expense decreased $9,209 or 7.6 percent in the third quarter of 2013 compared to the same period in 2012. The improvement was due to lower compensation and commission-related expense, benefits realized from the Company's continued focus on cost structure and favorable currency impact of $1,899. The three months ended September 30, 2013 included restructuring charges of $1,859 compared to $2,454 in the third quarter of 2012. These expense decreases were partially offset by an increase of $3,054 in non-routine expense between periods. The third quarter of 2013 included non-routine expenses of $3,700, of which the majority resulted from exceeding the liability coverage provided by the Company’s D&O insurance carriers in relation to legal and other expenses stemming from the 2009 SEC investigation. Selling and administrative expense in the third quarter of 2012 included non-routine expenses of $646 associated with legal, consultative and audit costs related to the global FCPA investigation.

Selling and administrative expense for the nine months ended September 30, 2013 increased $34,951 in relation to the comparable period in 2012. The increase resulted from higher non-routine expense and restructuring charges partially offset by lower compensation and commission related expense, savings realized from the Company's continued focus on cost structure, and favorable currency impact of $4,461. Non-routine expenses of $59,700 and $1,913 were included in the first nine months of 2013 and 2012, respectively. The primary components of the 2013 non-routine expense were additional estimated losses of $28,000 related to the FCPA investigation as well as an accrual of $17,245 for the settlement of the securities legal action and executive severance costs of $9,300. The majority of the 2012 non-routine expenses pertained to legal, consultative and audit costs related to the global FCPA investigation. In addition, selling and administrative expense included $9,375 and $5,654 of restructuring charges in the first nine months of 2013 and 2012, respectively.

Research, development and engineering expense as a percent of net sales in the three and nine months ended September 30, 2013 were 3.1 percent and 3.2 percent, respectively, compared with the same periods in 2012 which were 3.1 percent and 2.8 percent, respectively. The higher spend on a year-to-date basis related to development efforts to support the Company's innovation in future products and services. Research, development and engineering expense for the three-month period ended September 30, 2013 included restructuring charges of $151 compared to $1,116 for the same period in 2012. The nine-month periods of 2013 and 2012 included restructuring charges of $2,617 and $1,116, respectively.

The Company recorded a $70,000 pre-tax, non-cash goodwill impairment charge during the third quarter of 2013. Due to deteriorating macro-economic outlook, structural changes to an auction-based purchasing environment and new competitors entering the market over the past several quarters, management reduced its earnings outlook for the Brazil business unit during the third quarter of 2013. As a result, the Company performed an other-than-annual assessment for its Brazil reporting unit based on a two-step impairment test and concluded that the goodwill within the Brazil reporting unit was partially impaired.

During the third quarter of 2012, the Company recorded an impairment of $7,930 related to its fifty percent ownership in Shanghai Diebold King Safe Company, Ltd. During the second quarter of 2012, the Company impaired previously capitalized software and

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of September 30, 2013
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

software-related costs of $6,701 due to changes in the global enterprise resource planning system implementation plan related to configuration and design.

Operating (Loss) Profit
The following table represents information regarding our operating (loss) profit:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	% Change	2013	2012	% Change
Operating (loss) profit	$(30,253)	$21,025	N/M	$(67,791)	$112,296	N/M
Operating (loss) profit margin	(4.3)%	3.0%		(3.3)%	5.2%

Operating profit in the third quarter of 2013 decreased 7.3 percentage points compared to the same period in 2012. The decrease mainly resulted from the $70,000 pre-tax, non-cash goodwill impairment charge during the third quarter of 2013 as well as a reduction in U.S regional bank product sales, partially offset by higher DI product volume, improved service margin and a decrease in other operating expenses.

Operating profit margin in the nine months ended September 30, 2013 decreased 8.5 percentage points compared to the same period in 2012. The decline was influenced primarily by DNA decreased volume and shift in customer mix as well as a significant increase in impairment, non-routine expenses and restructuring charges, partially offset by lower operational spend.

Other (Expense) Income
The following table represents information regarding our other (expense) income:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	% Change	2013	2012	% Change
Investment income	$6,695	$9,298	(28.0)	$21,060	$29,292	(28.1)
Interest expense	(7,918)	(7,615)	4.0	(22,027)	(22,684)	(2.9)
Foreign exchange gain (loss), net	2,977	930	220.1	(1,453)	2,577	N/M
Miscellaneous, net	355	607	(41.5)	(434)	948	N/M
Other (expense) income	$2,109	$3,220	(34.5)	$(2,854)	$10,133	N/M

Investment income in the three and nine months ended September 30, 2013 decreased $2,603 and $8,232, respectively, compared to the same periods in 2012. The decrease in both periods was driven by lower interest rates and unfavorable currency impact in Brazil. The nine-month period was also impacted by a decrease in total investments. Foreign exchange gain (loss), net, included a $1,584 devaluation of the Venezuelan balance sheet.

Net (loss) Income
The following table represents information regarding our net (loss) income:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	% Change	2013	2012	% Change
Net (loss) income	$(20,204)	$16,851	N/M	$(137,938)	$88,183	N/M
Percent of net sales	(2.9)%	2.4%		(6.7)%	4.1%
Effective tax rate	28.2%	30.5%		(95.3)%	28.0%

Net income decreased $37,055 in the three months ended September 30, 2013 compared to the same period in 2012, including non-cash Brazil goodwill impairment charge of $53,740 in the third quarter 2013. The remaining increase in net income was due to higher operating profit influenced by lower operating expenses and higher service gross profit. These improvements were partially offset by lower product gross profit mainly due to reduced DNA regional volume.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of September 30, 2013
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

Net income decreased $226,121 in the nine months ended September 30, 2013 compared to the same period in 2012, including non-cash Brazil goodwill impairment charge of $53,740 in the third quarter 2013. The decline was driven by reduced operating profit mostly related to the decrease in sales volume and the significant increase in impairment, non-routine expenses and restructuring charges, unfavorable movement in other (expense) income and higher taxes. These decreases were partially offset by lower operational spend.

The effective tax rate on the loss for the three months ended September 30, 2013 was 28.2 percent. The effective rate on the the income for the three months ended September 30, 2012 was 30.5 percent. The decrease was mainly due to the reduced tax benefit attributable to the non-deductible portion of the Company's Brazil goodwill impairment, partially offset by additional non-recurring discrete tax items recorded in the quarter.

The effective tax rate on the loss before taxes was (95.3) percent for the nine months ended September 30, 2013. The negative tax rate for 2013 is a result of tax expense of approximately $47,000 related to the repatriation of previously undistributed earnings and the establishment of a valuation allowance of approximately $39,200 on deferred tax assets in the Company's Brazilian manufacturing facility, both in the second quarter of 2013. The tax impact of the goodwill impairment recorded in the third quarter of 2013 offset a portion of the previous quarter discrete tax expense, reducing the negative effective tax rate. The effective tax rate on income was 28.0 percent for the nine months ended September 30, 2012.

Segment Net Sales and Operating (Loss) Profit
The following table represents information regarding our net sales by reporting segment:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	% Change	2013	2012	% Change
DNA	$356,943	$395,477	(9.7)	$1,056,184	$1,194,294	(11.6)
DI	348,481	314,442	10.8	989,864	957,304	3.4
Total net sales	$705,424	$709,919	(0.6)	$2,046,048	$2,151,598	(4.9)

DNA net sales in the three and nine months ended September 30, 2013 decreased $38,535 or 9.7 percent and $138,110 or 11.6 percent, respectively, compared to the same periods in 2012. The decrease was primarily due to the decline in U.S. regional bank business and the expiration of the ADA compliance deadline in 2012. These product volume shifts influenced service revenue primarily decreasing installation and professional services sales. In addition, decrease in net sales for the nine-month period was partially offset with growth in the national bank business.

DI net sales in the three and nine months ended September 30, 2013 increased $34,039 or 10.8 percent and $32,560 or 3.4 percent, respectively, primarily due to the increases in FSS business compared to the same periods of 2012. DI net sales increase was partially offset by net unfavorable currency impact of $13,515 and $32,958, respectively, of which approximately 79 percent and 79 percent, respectively, related to the Brazilian real. For the third quarter 2013, DI realized higher FSS volumes in all of the regions and a net increase in security sales, partially offset by lower lottery and election systems sales in Brazil. For the first nine months of 2013, the DI improvement was driven by higher FSS sales in Asia Pacific and EMEA combined with security sales growth in Latin America, including Brazil, mainly due to the GAS acquisition in Brazil. These year-to-date increases were partially offset by a reduction in election systems and lottery sales in Brazil as well as a decline in FSS volume for Latin America, including Brazil.

The following table represents information regarding our operating (loss) profit by reporting segment:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	% Change	2013	2012	% Change
DNA	$28,295	$22,424	26.2	$35,831	$113,020	(68.3)
DI	(58,548)	(1,399)	N/M	(103,622)	(724)	N/M
Total operating (loss) profit	$(30,253)	$21,025	N/M	(67,791)	112,296	N/M

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of September 30, 2013
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

DNA operating profit for the three months ended September 30, 2013 increased $5,871 compared to the same period of 2012. The increase was driven by higher U.S. service gross profit from a decrease in compensation and benefit-related expense. An additional improvement was realized from a decline in operating expense, with key drivers being lower compensation and commission-related expense, the favorable impact of the Company’s ongoing cost saving initiatives and a decrease in impairment charges. This favorability was partially offset by lower DNA regional FSS sales and a related decline in the professional services business.

DNA operating profit for the nine months ended September 30, 2013 decreased by $77,189 compared to the same period of 2012. The decrease was driven primarily by lower FSS product volume in the U.S. regional bank business associated with the expiration of the ADA compliance deadline in 2012, partially offset with growth in the national bank business. Operating profit was also negatively impacted by higher non-routine expenses and restructuring charges. The majority of non-routine expense in 2013 pertained to legal, consultative and audit costs related to the FCPA investigation as well as $8,988 for the settlement of the securities legal action. In addition, the first nine months of 2013 included $9,300 of executive severance costs. These non-routine unfavorable items were partially offset by lower compensation and benefits coupled with benefits realized from the Company's continued focus on cost its structure.
DI operating profit in the third quarter of 2013 decreased $57,149 compared to the same period of 2012. The decrease included a $70,000 pre-tax, non-cash Brazil goodwill impairment charge during the third quarter of 2013. The remaining DI increase was influenced by higher product volume across each region and an overall product margin improvement due to mix between the geographies. There was a relatively similar increase in service gross profit from higher net sales in DI accompanied by service margin increases in all regions. The gross profit increases in product and service were adversely impacted by higher restructuring charges of $2,338 and $1,447, respectively.
DI operating profit for the nine months ended September 30, 2013 decreased by $102,898 compared to the same period of 2012. The decrease resulted from an operating expense increase associated with $70,000 of Brazil goodwill impairment, higher non-routine expense and restructuring charges and an operational spend increase in DI, partially offset by favorable currency impact. The majority of non-routine expense in 2013 pertained to $28,000 of estimated losses related to the potential outcome of the FCPA investigation, as well as $8,257 for the settlement of the securities legal action. Partially offsetting these decreases were higher service volume and improved product gross margin from geographic mix between regions.

Refer to note 17 to the condensed consolidated financial statements for further details of segment revenue and operating profit.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of September 30, 2013
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

LIQUIDITY AND CAPITAL RESOURCES

Capital resources are obtained from income retained in the business, borrowings under the Company's senior notes, committed and uncommitted credit facilities, long-term industrial revenue bonds and operating and capital leasing arrangements. Management expects that the Company's capital resources will be sufficient to finance planned working capital needs, research and development activities, investments in facilities or equipment, pension contributions, dividends and any repurchases of the Company's common shares for at least the next 12 months. Part of the Company's growth strategy is to pursue strategic acquisitions. The Company has made acquisitions in the past and intends to make acquisitions in the future. The Company intends to finance any future acquisitions with either cash or short-term investments, cash provided from operations, borrowings under available credit facilities, proceeds from debt or equity offerings and/or the issuance of common shares.

The Company's global liquidity as of September 30, 2013 and December 31, 2012 was as follows:

	September 30, 2013	December 31, 2012
Cash and cash equivalents	$205,921	$368,792
Additional cash availability from:
Short-term uncommitted lines of credit	82,219	77,421
Five-year credit facility	179,993	200,000
Short-term investments	199,703	261,886
Total global liquidity	$667,836	$908,099
As of September 30, 2013, $392,005 or 96.6 percent of the Company's cash and cash equivalents and short-term investments reside in international tax jurisdictions. During the second quarter of 2013, the Company concluded that certain undistributed earnings with cash tax costs from select international jurisdictions would no longer be considered permanently reinvested and the appropriate tax provision was recorded. The change to forecast uses of cash for domestic operations was a result of one-time expenses and a change in debt strategy to transfer approximately $100,000 of debt in foreign jurisdictions. The Company's results of operations could be further impacted based on any future variations in the Company's intention to reinvest or repatriate the remainder of any undistributed international earnings.
The following table summarizes the results of our condensed consolidated statement of cash flows for the nine months ended September 30:

	2013	2012
Net cash flow (used in) provided by:
Operating activities	$(59,042)	$(28,756)
Investing activities	13,694	(58,450)
Financing activities	(117,409)	52,948
Effect of exchange rate changes on cash and cash equivalents	(114)	2,888
Net decrease in cash and cash equivalents	$(162,871)	$(31,370)
Net cash used in operating activities was $59,042 for the nine months ended September 30, 2013, an increase of $30,286 from $28,756 for the same period in 2012. Cash flows from operating activities are generated primarily from operating income and managing the components of working capital. Cash flows from operating activities during the nine months ended September 30, 2013, compared to the same period of 2012, were negatively impacted by a $226,121 decrease in net income, as well as unfavorable changes in prepaid income taxes, other current assets and inventories. These changes were partially offset by favorable changes in certain other assets and liabilities (legal settlement and FCPA accruals and reduction of pension contributions), deferred income taxes, deferred revenue and prepaid expenses.
Net cash provided by investing activities was $13,694 for the nine months ended September 30, 2013 compared to $58,450 of cash used in investing activities for the same period in 2012. The $72,144 change was primarily related to $23,625 in payments for the acquisition of GAS in Brazil in 2012 and a $42,901 increase in net investment proceeds.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of September 30, 2013
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

Net cash used in financing activities was $117,409 for the nine months ended September 30, 2013, a change of $170,357 from net cash provided by financing activities of $52,948 for the same period in 2012. The change was primarily due to a $156,876 change in debt repayments and borrowings year over year and $6,387 less issuances of common shares related to share-based compensation activity.
As of September 30, 2013, the Company had various international short-term uncommitted lines of credit with borrowing limits of $108,322. The weighted-average interest rate on outstanding borrowings on the short-term uncommitted lines of credit as of September 30, 2013 and December 31, 2012 was 3.96 percent and 2.81 percent, respectively. The increase in the weighted-average interest rate is attributable to the change in mix of borrowing in foreign entities. Short-term uncommitted lines mature in less than one year. The amount available under the short-term uncommitted lines at September 30, 2013 was $82,219.
As of September 30, 2013, the Company had borrowing limits under its five-year credit facility totaling $500,000, which expires in June 2016. Under the terms of the credit facility agreement, the Company has the ability, subject to various approvals, to increase the borrowing limits by $250,000. Up to $50,000 of the revolving credit facility is available under a swing line sub-facility. The weighted-average interest rate on outstanding credit facility borrowings as of September 30, 2013 and December 31, 2012 was 1.34 percent and 1.33 percent, respectively, which is variable based on the London Interbank Offered Rate (LIBOR). The amount available under the credit facility as of September 30, 2013 was $179,993.

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
In 1997, industrial development revenue bonds were issued on behalf of the Company. The proceeds from the bond issuances were used to construct new manufacturing facilities in the United States. The Company guaranteed the payments of principal and interest on the bonds by obtaining letters of credit. The bonds were issued with a 20-year original term and are scheduled to mature in 2017. Each industrial development revenue bond carries a variable interest rate, which is reset weekly by the remarketing agents. The weighted-average interest rate on the bonds was 0.37 percent and 0.49 percent as of September 30, 2013 and December 31, 2012, respectively.
The Company’s debt agreements contain various restrictive financial covenants, including net debt to capitalization and net interest coverage ratios. As of September 30, 2013, the Company was in compliance with the financial and other covenants in its debt agreements.
Dividends The Company paid dividends of $55,469 and $54,573 in the nine months ended September 30, 2013 and 2012, respectively. Quarterly dividends were $0.2875 and $0.2850 per share for 2013 and 2012, respectively.
Benefit Plan Contributions The Company is freezing its defined-benefit pension plan benefits for U.S.-based employees effective as of December 31, 2013. The benefit freeze of the defined-benefit pension plan for U.S.-based employees, coupled with higher discount rates, improved the funded status of the salaried plan and, therefore, the Company has no plans to make contributions to the pension plan for the next twelve months.
Contractual Obligations In the first nine months of 2013, the Company entered into purchases commitments due within one year for materials through contract manufacturing agreements for a total negotiated price. As of September 30, 2013, these additional contracts have remaining obligations of $12,159.
Except the contract manufacturing agreements noted above, all contractual cash obligations with initial and remaining terms in excess of one year and contingent liabilities remained generally unchanged at September 30, 2013 compared to December 31, 2012.
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
AND RESULTS OF OPERATIONS as of September 30, 2013
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
Management believes there have been no significant changes during the nine months ended September 30, 2013 to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

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
AND RESULTS OF OPERATIONS as of September 30, 2013
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

•	the amount and timing of repurchases of the company's common shares, if any;

•	the outcome of the company's assessment of its indirect tax compliance in Brazil; and

•	the company's ability to achieve benefits from its cost-reduction initiatives and other strategic changes, including its recently announced multi-year realignment plan and other restructuring actions.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2013

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

In connection with the preparation of this quarterly report, management, under the supervision and with the participation of the CEO and CFO, conducted an evaluation of disclosure controls and procedures. Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2013 due to the material weakness described below.

A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness in our internal control over financial reporting as of September 30, 2013:

During the third quarter of 2012, the Company concluded that controls pertaining to manufacturing and supply chain processes that could materially impact indirect tax incentives in its Brazilian subsidiary and roles and responsibilities within this Brazilian subsidiary pertaining to the operation of these controls, including reporting relationships for division tax and accounting associates to applicable corporate management with respect to the management of the indirect tax compliance program were not designed and/or operating effectively. Furthermore, controls designed to ensure adequate and effective communication by operational management to regional and corporate management were not operating effectively.

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

During the quarter ended September 30, 2013, the Company began implementing control procedures pertaining to manufacturing and supply chain processes that impact indirect tax incentives in its Brazilian subsidiary. During the quarter ended September 30, 2013, the Company also began fulfillment of related roles and responsibilities in the indirect tax compliance organization structure. These activities are planned to continue into 2014.

During the quarter ended September 30, 2013, there were no changes to the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS
(dollars in thousands)
At September 30, 2013, the Company was a party to several lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the Company's financial position or results of operations. In addition, the Company has indemnification obligations with certain former employees and costs associated with these indemnifications are expensed as incurred. In management's opinion, the Company's condensed consolidated financial statements would not be materially affected by the outcome of those legal proceedings, commitments, or asserted claims.
In addition to the routine legal proceedings noted above, the Company was a party to the legal proceedings described below at September 30, 2013:
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

Securities Action
On June 30, 2010, a shareholder filed a putative class action complaint in the United States District Court for the Northern District of Ohio alleging violations of the federal securities laws against the Company, certain current and former officers, and the Company's independent auditors (Louisiana Municipal Police Employees Retirement System v. KPMG et al., No. 10-CV-1461). The complaint seeks unspecified compensatory damages on behalf of a class of persons who purchased the Company's stock between June 30, 2005 and January 15, 2008 and fees and expenses related to the lawsuit. The complaint generally relates to the matters set forth in the court documents filed by the SEC in June 2010 finalizing the settlement of civil charges stemming from the investigation of the Company conducted by the Division of Enforcement of the SEC. In the second quarter 2013, the Company recorded a $17,245 pre-tax net charge related to an agreement in principle to settle this matter.

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

The Company voluntarily self-reported its findings to the SEC and the U.S. Department of Justice (DOJ) and cooperated with these agencies in their review. The Company was previously informed that the SEC's inquiry had been converted to a formal, non-public investigation. The Company also received a subpoena for documents from the SEC and a voluntary request for documents from the DOJ in connection with the investigation.

The Company has reached agreement with the DOJ and the SEC to the terms of a settlement of their inquiries, which terms were filed in federal court on October 22, 2013. These terms include combined payments to the U.S. government of $48,000 in disgorgement, penalties, and pre-judgment interest and the appointment of an independent compliance monitor for a minimum period of 18 months. The Company remitted the combined payments to the U.S. government in November 2013.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2013

ITEM 1A: RISK FACTORS
Refer to the Company’s annual report on Form 10-K for the year ended December 31, 2012. There has been no material change to this information since December 31, 2012.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Information concerning the Company’s share repurchases made during the third quarter of 2013:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
July 1 - 31	41,747	$32.47	—	2,426,177
August 1 - 31	7,179	32.58	—	2,426,177
September 1 - 30	3,563	28.81	—	2,426,177
Total	52,489	$32.24	—

(1)	All shares were surrendered or deemed surrendered to the Company in connection with the Company’s share-based compensation plans.

(2)
The total number of shares repurchased as part of the publicly announced share repurchase plan since its inception was 13,450,772 as of September 30, 2013. The plan was approved by the Board of Directors in 1997. The Company may purchase shares from time to time in open market purchases or privately negotiated transactions. The Company may make all or part of the purchases pursuant to accelerated share repurchases or Rule 10b5-1 plans. The plan has no expiration date. The following table provides a summary of Board of Directors approvals to repurchase the Company’s outstanding common shares:

Total Number of Shares Approved for Repurchase
1997	2,000,000
2004	2,000,000
2005	6,000,000
2007	2,000,000
2011	1,876,949
2012	2,000,000
15,876,949

ITEM 3: DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4: MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5: OTHER INFORMATION
None.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2013

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

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2013

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIEBOLD, INCORPORATED

Date: November 12, 2013	By:	/s/ Andreas W. Mattes
Andreas W. Mattes
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2013	By:	/s/ Christopher A. Chapman
Christopher A. Chapman
Vice President, Global Finance
(Principal Financial Officer)

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2013

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT DESCRIPTION
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

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document