Form 10-K
period 2013-12-31
DIEBOLD INC
filed 2014-03-03
CIK 28823

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Approximate aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2013, based upon the closing price on the New York Stock Exchange on June 28, 2013, was $2,143,286,411.

Number of shares of common stock outstanding as of February 28, 2014 was 64,289,504.

DOCUMENTS INCORPORATED BY REFERENCE
Listed hereunder are the documents, portions of which are incorporated by reference, and the parts of this Form 10-K into which such portions are incorporated:
Diebold, Incorporated Proxy Statement for 2014 Annual Meeting of Shareholders to be held on or about April 24, 2014, portions of which are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1: BUSINESS
(dollars in thousands)

GENERAL
Diebold, Incorporated (collectively with its subsidiaries, the Company) was incorporated under the laws of the state of Ohio in August 1876, succeeding a proprietorship established in 1859.

The Company is a global leader in providing integrated services and software, financial self-service delivery and security systems to primarily the financial, commercial, retail and other markets. The Company today has approximately 16,000 employees with representation in more than 90 countries worldwide. The Company recently unveiled its multi-year turnaround strategy, Diebold 2.0, at the Investment Community Conference in November of 2013. The objective of Diebold 2.0 is to transform the Company into a world-class, services-led and software enabled provider of secure, convenient and efficient solutions for its customers. The turnaround strategy will follow a “Crawl, Walk, Run” approach, which requires the core business operations to be stabilized in the “Crawl” phase and build the foundation for future growth in the “Walk” and “Run” phases. Four core pillars provide the Company a clear path toward reaching this multi-year objective:

•	Reduce its cost structure and improve its near-term delivery and execution.

•
Generate increased free cash flow in order to fund the investments necessary to drive profitable growth, while preserving the ability to return value to shareholders in the form of reliable dividends and, as appropriate, share repurchases.

•	Attract and retain the talent necessary to drive innovation and the focused execution of the transformation strategy.

•	Return the Company to a sustainable, profitable growth trajectory.

The Company sees opportunities to leverage its capabilities in services, software and innovation to meet the needs of its rapidly evolving markets. Sales of systems and equipment are made directly to customers by the Company’s sales personnel, manufacturers’ representatives and distributors globally. The sales and support organizations work closely with customers and their consultants to analyze and fulfill the customers’ needs. The Company has sharpened its focus on executing its core strategies in financial self-service (FSS) and electronic security. This includes making the appropriate investments to deliver growth within these areas. Finally, the Company remains committed to a disciplined risk assessment process, focused on proactively identifying and mitigating potential risks to the Company's continued success.

SERVICE AND PRODUCT SOLUTIONS
The Company has two core lines of business: Self-Service Solutions and Security Solutions, which the Company integrates based on its customers’ needs. Financial information for the service and product solutions can be found in note 19 to the consolidated financial statements, which is contained in Item 8 of this annual report on Form 10-K.

Self-Service Solutions
One popular example of a self-service solution is the automated teller machine (ATM). The Company offers an integrated line of self-service technologies and services, including comprehensive ATM outsourcing, ATM security, deposit automation, recycling and payment terminals and software. The Company also offers advanced functionality terminals capable of supporting two-way video technology to support bank branch transformation. The Company is a leading global supplier of ATMs and related services and holds the leading market position in many countries around the world.

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

Self-Service Products
The Company offers a wide variety of self-service solutions. Self-service products include a full range of teller automation terminals as well as ATMs capable of cash dispensing and a number of more advanced functionalities, including check and cash deposit automation, recycling and two-way video.

Self-Service Software
The Company offers software solutions consisting of multiple applications that process events and transactions. These solutions are delivered on the appropriate platform, allowing the Company to meet customer requirements while adding new functionality in a cost-effective manner.

Security Solutions
From the safes and vaults that the Company first manufactured in 1859 to the full range of electronic security offerings it provides today, the Company’s integrated security solutions utilize advanced products and an extensive services portfolio for its customers' unique needs. The Company provides its customers with the latest technological advances to better protect their assets, improve their workflow and increase their return on investment. The Company also provides internet banking, online payment and mobile banking security solutions aimed at preventing various types of fraud, such as phishing, pharming, and key logging.  All of these solutions are backed with experienced sales, installation and service teams. The Company is a leader in providing physical and electronic security systems as well as assisted transactions, providing total security systems solutions to financial, commercial, retail, and other markets.

Physical Security and Facility Products
The Company provides security solutions, facility products, pneumatic tube systems for drive-up lanes, vaults, safes, depositories, bullet-resistive items and undercounter equipment.

Electronic Security Products
The Company provides a broad range of electronic security products including camera and video surveillance equipment, alarms, access control systems and biometric technologies.

Monitoring and Services
The Company provides security monitoring solutions, including remote monitoring and diagnostics, fire detection, intrusion protection, managed access control, energy management, remote video management and storage, logical security and web-based solutions like SecureStat®.

Outsourcing and Managed Service Solutions
The Company provides end-to-end outsourcing and managed service solutions with a single point of contact to help customers maximize their self-service channel by incorporating new technology, meeting compliance and regulatory mandates, protecting their institutions and reducing costs, all while ensuring a high level of service for their customers. Each unique solution may include hardware, services, software or a combination of these components. The Company provides value to its customers by offering a comprehensive array of hardware-agnostic outsourcing and managed services and support. The Company’s service organization provides strategic analysis and planning of new systems, systems integration, architectural engineering, consulting and project management that encompass all facets of a successful FSS implementation. The Company also provides design, installation, maintenance and monitoring of electronic security systems to financial, commercial, retail and other customers.

Election and Lottery Systems
The Company offers election and lottery systems product solutions and support to the government in Brazil. The Company provides elections and lottery equipment, networking, tabulation and diagnostic software development, training, support and maintenance.

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

The Company carries working capital mainly related to trade receivables and inventories. Inventories generally are only manufactured or purchased as orders are received from customers. The Company’s normal and customary payment terms generally range from 30 to 90 days from date of invoice. The Company generally does not offer extended payment terms. The Company also provides financing arrangements to customers that are largely classified and accounted for as sales-type leases. As of December 31, 2013, the Company’s net investment in finance lease receivables was $105,491.

SEGMENTS AND FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
In the fourth quarter of 2013, the Company began management of its business on a regional geographic basis, changing from the previous model, which was a more condensed geographic basis. In order to align the Company's external reporting of its financial results with this change, the Company has modified its segment reporting. The Company now reports the following five segments: North America (NA), Asia Pacific (AP), Europe, the Middle East and Africa (EMEA), Latin America (LA) and Brazil.

The five geographic segments sell and service FSS and security systems around the globe, as well as election and lottery solutions in Brazil, through wholly-owned subsidiaries, majority-owned joint ventures and independent distributors in most major countries. Segment financial information can be found in note 19 to the consolidated financial statements, which is contained in Item 8 of this annual report on Form 10-K.

Sales to customers outside the United States in relation to total consolidated net sales were $1,493,386 or 52.3 percent in 2013, $1,458,019 or 48.7 percent in 2012 and $1,494,681 or 52.7 percent in 2011.

Property, plant and equipment, at cost, located in the United States totaled $413,315, $468,575 and $455,814 as of December 31, 2013, 2012 and 2011, respectively, and property, plant and equipment, at cost, located outside the United States totaled $185,779, $193,335 and $186,442 as of December 31, 2013, 2012 and 2011, respectively.

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

PRODUCT BACKLOG
The Company's product backlog was approximately $728,811 and $529,716 as of December 31, 2013 and 2012, respectively. The backlog includes orders estimated or projected to be shipped or installed within 12 months. Although the Company believes the orders included in the backlog are firm, some orders may be canceled by customers without penalty, and the Company may elect to permit cancellation of orders without penalty where management believes it is in the Company's best interests to do so. Historically, the Company has not experienced significant cancellations within its product backlog. Additionally, over 50 percent of the Company's revenues are derived from its service business, for which backlog information is not measured. Therefore, the Company does not believe that its product backlog, as of any particular date, is necessarily indicative of revenues for any future period.

COMPETITION
The Company participates in many highly competitive businesses with some services and products in direct competition with similar services and products and others with alternative products that have similar uses or produce similar results. The Company distinguishes itself by providing unique value with a wide range of services and software capabilities tailored to meet customers' needs. The Company believes, based upon outside independent industry surveys, that it is a leading service provider for and manufacturer of FSS systems in the United States and is also a market leader internationally. In the area of automated transaction systems, the Company competes on a global basis primarily with NCR Corporation and Wincor-Nixdorf. On a regional basis, the Company competes with many other hardware and software companies including, but not limited to, GRG Banking Equipment Co., Ltd. and Nautilus Hyosung in AP and Itautec and Perto in LA. In the security service and product markets, the Company competes with national, regional and local security companies. Of these competitors, some compete in only one or two product lines, while others sell a broad spectrum of security services and products. The unavailability of comparative sales information and the large variety of individual services and products make it difficult to give reasonable estimates of the Company's competitive ranking in or share of the security market within the financial services, commercial, retail and government sectors. However, the Company is a uniquely positioned security service and solution provider to global, national, regional and local financial, commercial and industrial customers.  The Company also has a strong position in North America and in global markets as a premier security service provider that offers a full portfolio of security monitoring and managed services, as well as a full spectrum of systems integration and enterprise level capabilities.

The Company provides elections systems product solutions and support to the Brazilian government. Competition in this market is limited and based upon technology pre-qualification demonstrations to the Brazilian government. Due to the technology investment required in elections systems, barriers to entry in this market are high.

RESEARCH, DEVELOPMENT AND ENGINEERING
Customer demand for self-service and security technologies is growing. In order to meet this demand, the Company is focused on delivering innovation to its customers by continuing to invest in technology solutions that enable customers to reduce costs and improve efficiency. Expenditures for research, development and engineering initiatives were $92,315, $85,881 and $78,108 in 2013, 2012 and 2011, respectively. In 2013, the Company introduced the first intelligent-powered ATM, the Diebold 429. Designed for urban and rural areas of India, this machine combines energy efficiency and environmental resistance with enhanced security and functionality. The Diebold 429 consumes approximately 40 percent less energy than previous cash dispensers available in these Indian markets and can switch between three possible power sources, ultimately lowering total cost of ownership and maximizing uptime while delivering unprecedented convenience to consumers.

PATENTS, TRADEMARKS, LICENSES
The Company owns patents, trademarks and licenses relating to certain products in the United States and internationally. While the Company regards these as items of importance, it does not deem its business as a whole, or any industry segment, to be materially dependent upon any one item or group of items.

ENVIRONMENTAL
Compliance with federal, state and local environmental protection laws during 2013 had no material effect upon the Company’s business, financial condition or results of operations.

EMPLOYEES
At December 31, 2013, the Company employed approximately 16,000 associates globally. The Company’s service staff is one of the financial industry’s largest, with professionals in more than 600 locations and representation in more than 90 countries worldwide.

EXECUTIVE OFFICERS
Refer to Part III, Item 10 of this annual report on Form 10-K for information on the Company's executive officers, which is incorporated herein by reference.

AVAILABLE INFORMATION
The Company uses its Investor Relations web site, www.diebold.com/investors, as a channel for routine distribution of important information, including stock information, news releases, investor presentations and financial information. The Company posts filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the U.S. Securities and Exchange Commission (SEC), including its annual, quarterly, and current reports on Forms 10-K, 10-Q, and 8-K; its proxy statements; and any amendments to those reports or statements. All such postings and filings are available on the Company’s Investor Relations web site free of charge. In addition, this web site allows investors and other interested persons to sign up to automatically receive e-mail alerts when the Company posts news releases and financial information on its web site. Investors and other interested persons can also follow the Company on Twitter at http://twitter.com/dieboldinc. The SEC also maintains a web site, www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The content on any web site referred to in this annual report on Form 10-K is not incorporated by reference into this annual report unless expressly noted.

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
Energy prices, particularly petroleum prices, are cost drivers for our business. In recent years, the price of petroleum has been highly volatile, particularly due to the unstable political conditions in the Middle East and increasing international demand from emerging markets. Price increases in fuel and electricity costs, such as those increases that may occur from climate change legislation or other environmental mandates, will continue to increase our cost of operations. Any increase in the costs of energy would also increase our transportation costs.

The primary raw materials in our FSS, security, election and lottery systems product solutions are steel, plastics and electronic parts and components. The majority of our raw materials are purchased from various local, regional and global suppliers pursuant to supply contracts. However, the price of these materials can fluctuate under these contracts in tandem with the pricing of raw materials.

Although we attempt to pass on higher energy and raw material costs to our customers, it is often not possible given the competitive markets in which we operate.

Our business may be affected by general economic conditions, cyclicality and uncertainty and could be adversely affected during economic downturns.

Demand for our services and products is affected by general economic conditions and the business conditions of the industries in which we sell our services and products. The business of most of our customers, particularly our financial institution customers, is, to varying degrees, cyclical and has historically experienced periodic downturns. Under difficult economic conditions, customers may seek to reduce discretionary spending by forgoing purchases of our services and products. This risk is magnified for capital goods purchases such as ATMs and physical security products. In addition, downturns in our customers' industries, even during periods of strong general economic conditions, could adversely affect the demand for our services and products, and our sales and operating results.

In particular, continuing economic difficulties in the global markets have led to an economic recession in some or all of the markets in which we operate. As a result of these difficulties and other factors, including new or increased regulatory burdens, financial institutions have failed and may continue to fail resulting in a loss of current or potential customers, or deferred or canceled orders, including orders previously placed. Any customer deferrals or cancellations could materially affect our sales and operating results.

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
We are subject to income taxes in both the United States and various non-U.S. jurisdictions, and our domestic and international tax liabilities are dependent upon the distribution of income among these different jurisdictions. If we change our intention to repatriate cash and cash equivalents and short-term investments residing in international tax jurisdictions, there could further negative impact on foreign and domestic taxes. Our tax expense includes estimates of additional tax that may be incurred for tax exposures and reflects various estimates and assumptions, including assessments of future earnings of the Company that could affect the valuation of our net deferred tax assets. Our future results could be adversely affected by changes in the effective tax rate as a result of a change in the mix of earnings in countries with differing statutory tax rates, changes in the overall profitability of the Company, changes in tax legislation, changes in the valuation of deferred tax assets and liabilities, the results of audits and examinations of previously filed tax returns and continuing assessments of our income tax exposures.

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
In a number of international markets, especially those in AP and LA, we face substantial competition from local service providers that offer competing services and products. Some of these companies may have a dominant market share in their territories and may be owned by local stakeholders. This could give them a competitive advantage. Local providers of competing services and products may also have a substantial advantage in attracting customers in their country due to more established branding in that country, greater knowledge with respect to the tastes and preferences of customers residing in that country and/or their focus on a single market. Further, the local providers may have greater regulatory and operational flexibility since we are subject to both U.S. and foreign regulatory requirements.

Because our operations are conducted worldwide, they are affected by risks of doing business abroad.
We generate a significant percentage of revenue from operations conducted outside the United States. Revenue from international operations amounted to approximately 52.3 percent in 2013, 48.7 percent in 2012 and 52.7 percent in 2011 of total revenue during these respective years.

Accordingly, international operations are subject to the risks of doing business abroad, including, among other things, the following:

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

We may be exposed to liabilities under the Foreign Corrupt Practices Act, which could have a material adverse effect on our business.
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

In particular, during the second quarter of 2010, while conducting due diligence in connection with a potential acquisition in Russia, the Company identified certain transactions and payments by its subsidiary in Russia (primarily during 2005 to 2008) that potentially implicated the FCPA, particularly the books and records provisions of the FCPA. As a result, the Company conducted a global internal review and collected information related to its global FCPA compliance. In the fourth quarter of 2010, the Company identified certain transactions within its AP operation that occurred over several prior years that also potentially implicated the FCPA. The Company continues to monitor its ongoing compliance with the FCPA.

The Company voluntarily self-reported its findings to the SEC and the U.S. Department of Justice (DOJ) and cooperated with these agencies in their review. The Company reached an agreement with the DOJ and the SEC to settle this matter for combined payments to the U.S. government of $48,000 in disgorgement, penalties, and pre-judgment interest and the appointment of an independent compliance monitor for a minimum period of 18 months. The Company remitted the combined payments to the U.S. government in November 2013.

In addition, our business opportunities in select geographies have been or may be adversely affected by the settlement of this review.  Some countries in which we do business may also initiate their own reviews and impose penalties, including prohibition of our participating in or curtailment of business operations in those jurisdictions. We could also face third-party claims in connection with this matter or as a result of the outcome of the current or any future government reviews.  Our disclosure, internal review and any current or future governmental review of this matter could, individually or in the aggregate, have a material adverse affect on our reputation and our ability to obtain new business or retain existing business from our current clients and potential clients, to attract and retain employees and to access the capital markets.

We may expand operations into international markets in which we may have limited experience or rely on business partners.
We continually look to expand our services and products into international markets. We have currently developed, through joint ventures, strategic investments, subsidiaries and branch offices, service and product offerings in more than 90 countries outside of the United States. As we expand into new international markets, we will have only limited experience in marketing and operating services and products in such markets. In other instances, we may rely on the efforts and abilities of foreign business partners in such markets. Certain international markets may be slower than domestic markets in adopting our services and products, and our operations in international markets may not develop at a rate that supports our level of investment.

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

Managing these types of transactions requires varying levels of management resources, which may divert our attention from other business operations. These transactions could result in significant costs and expenses and charges to earnings, including those related to severance pay, early retirement costs, employee benefit costs, asset impairment charges, charges from the elimination of duplicative facilities and contracts, in-process research and development charges, inventory adjustments, assumed litigation and other liabilities, legal, accounting and financial advisory fees and required payments to executive officers and key employees under retention plans. Moreover, we could incur additional depreciation and amortization expense over the useful lives of certain assets acquired in connection with these transactions, and, to the extent that the value of goodwill or intangible assets with indefinite lives acquired in connection with a transaction becomes impaired, we may be required to incur additional material charges relating to the impairment of those assets. In order to complete an acquisition, we may issue common stock, potentially creating dilution for existing shareholders, or borrow funds,which could affect our financial condition and potentially our credit ratings. Any prior or future downgrades in our credit rating associated with a transaction could adversely affect our ability to borrow and result in more restrictive borrowing terms. In addition, our effective tax rate on an ongoing basis is uncertain, and such transactions could impact our effective tax rate. We also may experience risks relating to the challenges and costs of closing a transaction and the risk that an announced transaction may not close. As a result, any completed, pending or future transactions may contribute to financial results that differ from the investment community’s expectations.

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

As of December 31, 2013, we had $179,828 of goodwill. We assess all existing goodwill at least annually for impairment on a reporting unit basis. The Company’s five reporting units are defined as Domestic and Canada, Brazil, LA, AP, and EMEA. The techniques used in our qualitative and quantitative assessment and goodwill impairment tests incorporate a number of estimates and assumptions that are subject to change; although we believe these estimates and assumptions are reasonable and reflect market conditions forecast at the assessment date. Any changes to these assumptions and estimates due to market conditions or otherwise may lead to an outcome where impairment charges would be required in future periods.

During the third quarter of 2013, the Company performed an other-than-annual assessment for its Brazil reporting unit based on a two-step impairment test as a result of a reduced earnings outlook for the Brazil business unit. This was due to a deteriorating macro-economic outlook, structural changes to an auction-based purchasing environment and new competitors entering the market. The Company concluded that the goodwill within the Brazil reporting unit was partially impaired and recorded a $70,000 pre-tax, non-cash goodwill impairment charge. In the fourth quarter of 2013, the Brazil reporting unit was reviewed for impairment based on a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. In addition, the remaining reporting units were reviewed based on a two-step test. These tests resulted in no additional impairment in any of the Company's reporting units. The Company concluded the AP reporting unit had excess fair value of approximately $23,000 or eight percent when compared to its carrying amount. Domestic and Canada and LA reporting units had excess fair value greater than 100 percent when compared to their carrying amounts.

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

Portions of our information technology infrastructure also may experience interruptions, delays or cessations of service or produce errors in connection with systems integration or migration work that takes place from time to time. We may not be successful in implementing new systems, and transitioning data and other aspects of the process could be expensive, time consuming, disruptive and resource-intensive. Such disruptions could adversely impact the ability to fulfill orders and interrupt other processes and, in addition, could adversely impact our ability to maintain effective internal control over financial reporting. Delayed sales, lower margins, lost customers or diminished investor confidence resulting from these disruptions could adversely affect financial results, stock price and reputation.

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

Any actions or other governmental investigations or proceedings related to or arising from the matters that resulted in the 2009 SEC settlement or the 2013 SEC and DOJ settlement could result in substantial costs to defend enforcement or other related actions that could have a materially adverse effect on our business, operating results or financial condition.

The Company had previously reached an agreement in 2009 with the staff of the SEC to settle civil charges stemming from the staff's enforcement inquiry and an agreement with the staff of the SEC and DOJ to settle the FCPA review in 2013.  We could incur substantial additional costs to defend and resolve third-party litigation or other governmental actions, investigations or proceedings arising out of, or related to, the completed investigations or these settlements. The diversion of resources to address issues arising out of any such third-party or governmental actions may harm our business, operating results and financial condition in the future.

Our ability to maintain effective internal control over financial reporting may be insufficient to allow us to accurately report our financial results or prevent fraud, and this could cause our financial statements to become materially misleading and adversely affect the trading price of our common stock.
We require effective internal control over financial reporting in order to provide reasonable assurance with respect to our financial reports and to effectively prevent fraud. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we cannot provide reasonable assurance with respect to our financial statements and effectively prevent fraud, our financial statements could become materially misleading, which could adversely affect the trading price of our common stock.

Management identified control deficiencies during 2013 that constituted a material weakness. Management concluded that controls pertaining to the reconciliation process that could materially impact financial reporting in its Indian subsidiary were not operating effectively because of the lack of full adoption of revised processes necessitated by a newly implemented enterprise resource planning system.

Management identified control deficiencies during 2012 that constituted a material weakness. In August 2012, one of our Brazilian subsidiaries was notified of a tax assessment of approximately $133,000, including penalties and interest, regarding certain Brazilian federal indirect taxes for 2008 and 2009, alleging improper importation of certain components into the country's free trade zone that would nullify certain indirect tax incentives. After evaluating relevant controls, we concluded that controls pertaining to manufacturing and supply chain processes that could materially impact indirect tax incentives in the Brazilian subsidiary and roles and responsibilities within this Brazilian subsidiary pertaining to the operation of these controls were not designed and/or operating effectively, and controls designed to ensure adequate and effective communication by operational management to regional and corporate management were not operating effectively. In 2013, we began implementing control procedures pertaining to manufacturing and supply chain processes that impact indirect tax incentives in our Brazilian subsidiary. In addition, we began fulfillment of related roles and responsibilities in the indirect tax compliance organization structure. In 2012 and 2013, we have enhanced our internal control over financial reporting. However, as of December 31, 2013, we had not remediated the material weakness.

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

Based on current guidelines, assumptions and estimates, including investment returns and interest rates, we plan to make contributions of $4,567 to our pension plans in 2014. Changes in the current assumptions and estimates could result in contributions in years beyond 2014 that are greater than the projected 2014 contributions required. We cannot predict whether changing market or economic conditions, regulatory changes or other factors will further increase our pension expenses or funding obligations, diverting funds we would otherwise apply to other uses.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

The Company's corporate offices are located in North Canton, Ohio. Within the NA segment, the Company leases manufacturing facilities in Greensboro, North Carolina and has selling, service and administrative offices throughout the United States and Canada. The AP segment owns and operates manufacturing facilities in China and India and selling, service and administrative offices in the following locations: Australia, China, Hong Kong, India, Indonesia, Malaysia, Philippines, Taiwan, Thailand, Singapore and Vietnam. The EMEA segment owns or leases and operates manufacturing facilities in Belgium and Hungary and has selling, service and administrative offices in the following locations: Austria, Belgium, France, Greece, Hungary, Italy, Kazakhstan, Luxembourg, Morocco, Namibia, Netherlands, Poland, Portugal, Russia, South Africa, Spain, Switzerland, Turkey, Uganda, the United Arab Emirates and the United Kingdom. The LA segment has selling, service and administrative offices in the following locations: Barbados, Belize, Bolivia, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, El Salvador, Guatemala, Haiti, Honduras, Jamaica, Mexico, Nicaragua, Panama, Paraguay, Peru, Uruguay and Venezuela. The Brazil segment also owns and operates manufacturing facilities and has selling, service and administrative offices in Brazil. The Company leases a majority of the selling, service and administrative offices under operating lease agreements.

The Company considers that its properties are generally in good condition, are well maintained, and are generally suitable and adequate to carry on the Company's business.

ITEM 3: LEGAL PROCEEDINGS
(dollars in thousands)

At December 31, 2013, the Company was a party to several lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the Company's financial position or results of operations. In addition, the Company has indemnification obligations with certain former employees and costs associated with these indemnifications are expensed as incurred. In management's opinion, the Company's consolidated financial statements would not be materially affected by the outcome of those legal proceedings, commitments, or asserted claims.

In addition to the routine legal proceedings noted above, the Company was a party to the legal proceedings described below at
December 31, 2013:

Indirect Tax Contingencies
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

In response to an order by the administrative court, the tax inspector provided further analysis with respect to the tax inspector’s initial assessment in December 2013 that, if accepted by the administrative court, could indicate a potential exposure that is significantly lower than the initial tax assessment received in August 2012.  However, this further analysis is not binding upon the administrative court and is subject to administrative court approval.  Additionally, any decision by the administrative court is subject to automatic appeal.  Accordingly, the Company cannot provide any assurance that its exposure pursuant to the initial assessment will be lowered significantly or at all.  The Company has filed additional administrative defenses in response to the tax inspector’s further analysis.

Securities Action
On June 30, 2010, a shareholder filed a putative class action complaint in the United States District Court for the Northern District of Ohio alleging violations of the federal securities laws against the Company, certain current and former officers, and the Company's independent auditors (Louisiana Municipal Police Employees Retirement System v. KPMG et al., No. 10-CV-1461). The complaint sought unspecified compensatory damages on behalf of a class of persons who purchased the Company's stock between June 30, 2005 and January 15, 2008 and fees and expenses related to the lawsuit. The complaint generally relates to the matters set forth in the court documents filed by the SEC in June 2010 finalizing the settlement of civil charges stemming from the investigation of the Company conducted by the Division of Enforcement of the SEC. In the second quarter 2013, the Company recorded a $30,000 pre-tax charge within selling and administrative expense related to an agreement in principle to settle this matter and an offsetting $12,755 pre-tax credit within selling and administrative expense related to the Company's insurance recovery. On November 14, 2013, the court entered an order preliminarily approving the parties’ stipulated settlement agreement; however, the settlement was subject to notice to the putative class and final approval by the court. In the fourth quarter of 2013, the Company and insurance companies paid their respective settlement amounts into an escrow fund in accordance with the terms of the settlement agreement.

FCPA Review
During the second quarter of 2010, while conducting due diligence in connection with a potential acquisition in Russia, the Company identified certain transactions and payments by its subsidiary in Russia (primarily during 2005 to 2008) that potentially implicated the FCPA, particularly its books and records provisions. The Company conducted a global internal review and collected information related to its global FCPA compliance. In the fourth quarter of 2010, the Company identified certain transactions within its AP operation that occurred over the past several years that also potentially implicated the FCPA. The Company continues to monitor its ongoing global compliance with the FCPA.

The Company voluntarily self-reported its findings to the SEC and DOJ and cooperated with these agencies in their review. The Company was previously informed that the SEC's inquiry had been converted to a formal, non-public investigation. The Company reached an agreement with the DOJ and the SEC to the terms of a settlement of their inquiries, which terms were filed in federal court on October 22, 2013. These terms include combined payments to the U.S. government of $48,000 in disgorgement, penalties, and pre-judgment interest and the appointment of an independent compliance monitor for a minimum period of 18 months. The Company remitted the combined payments to the U.S. government in November 2013.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common shares of the Company are listed on the New York Stock Exchange with a symbol of “DBD.” The price ranges of common shares of the Company for the periods indicated below are as follows:

	2013		2012		2011
	High	Low	High	Low	High	Low
1st Quarter	$33.30	$27.59	$40.38	$29.21	$36.35	$30.20
2nd Quarter	33.95	28.26	42.93	35.03	37.12	29.26
3rd Quarter	35.40	27.89	38.49	31.48	33.89	24.70
4th Quarter	34.44	28.88	34.33	27.66	33.59	25.83
Full Year	35.40	27.59	42.93	27.66	37.12	24.70

There were approximately 81,435 shareholders of the Company at December 31, 2013, which includes an estimated number of shareholders who have shares held in their accounts by banks, brokers, and trustees for benefit plans and the agent for the dividend reinvestment plan.

On the basis of amounts paid and declared quarterly, the annualized dividends per share were $1.15, $1.14 and $1.12 in 2013, 2012 and 2011, respectively.

Information concerning the Company’s share repurchases made during the fourth quarter of 2013:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
October	—	$—	—	2,426,177
November	2,151	29.67	—	2,426,177
December	10,052	33.78	—	2,426,177
Total	12,203	$33.06	—

(1)	All shares were surrendered or deemed surrendered to the Company in connection with the Company’s stock-based compensation plans.

(2)
The total number of shares repurchased as part of the publicly announced share repurchase plan was 13,450,772 as of December 31, 2013. The plan was approved by the Board of Directors in April 1997. The Company may purchase shares from time to time in open market purchases or privately negotiated transactions. The Company may make all or part of the purchases pursuant to accelerated share repurchases or Rule 10b5-1 plans. The plan has no expiration date. The following table provides a summary of Board of Director approvals to repurchase the Company's outstanding common shares:

Total Number of Shares Approved for Repurchase
1997	2,000,000
2004	2,000,000
2005	6,000,000
2007	2,000,000
2011	1,876,949
2012	2,000,000
15,876,949

PERFORMANCE GRAPH

The graph below compares the cumulative five-year total return provided to shareholders of the Company's common shares relative to the cumulative total returns of the S&P 500 index, the S&P Midcap 400 index and two customized peer groups of twenty-four companies and twenty-five companies, whose individual companies are listed in footnotes 1 and 2 below, respectively. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common shares, in each index and in each of the peer groups on December 31, 2008 and its relative performance is tracked through December 31, 2013.

(1)
There are twenty-four companies included in the Company's old customized peer group which are: Actuant Corp., Benchmark Electronics Inc., Brady Corp., DTS Inc., Fidelity National Information Services, Fiserv Inc., Flowserve Corp., Global Payments Inc., Harris Corp., Imation Corp., International Game Technology, Lexmark International Inc., Logitech International SA, Mettler Toledo International Inc., NCR Corp., Outerwall Inc. (f/k/a Coinstar Inc.), Pitney-Bowes Inc., Sensata Technologies Holding NV, SPX Corp., The Brinks Company, The Timken Company, Unisys Corp., Western Union Company (The) and Woodward Inc.

(2)
The twenty-five companies included in the Company's new customized peer group are: Actuant Corp., Benchmark Electronics Inc., Brady Corp., Convergys Corp., DTS Inc., Fidelity National Information Services, Fiserv Inc., Flowserve Corp., Global Payments Inc., Harris Corp., International Game Technology, Intuit Inc., Lexmark International Inc., Logitech International SA, Mettler Toledo International Inc., NCR Corp., Outerwall Inc. (f/k/a Coinstar Inc.), Pitney-Bowes Inc., Sensata Technologies Holding NV, SPX Corp., The Brinks Company, The Timken Company, Unisys Corp., Western Union Company (The) and Woodward Inc.

ITEM 6: SELECTED FINANCIAL DATA

The following table should be read in conjunction with “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II — Item 8 — Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in millions, except per share data)
Results of operations
Net sales	$2,857	$2,992	$2,836	$2,824	$2,718
Cost of sales	2,217	2,262	2,105	2,109	2,076
Gross profit	$640	$730	$731	$715	$642

Amounts attributable to Diebold, Incorporated
(Loss) income from continuing operations, net of tax	$(182)	$77	$143	$(25)	$65
(Loss) income from discontinued operations, net of tax	—	(3)	1	1	(47)
Net (loss) income attributable to Diebold, Incorporated	$(182)	$74	$144	$(24)	$18

Basic earnings per common share:
(Loss) income from continuing operations, net of tax	$(2.85)	$1.22	$2.23	$(0.37)	$0.99
(Loss) income from discontinued operations, net of tax	—	(0.05)	0.01	—	(0.71)
Net (loss) income attributable to Diebold, Incorporated	$(2.85)	$1.17	$2.24	$(0.37)	$0.28

Diluted earnings per common share:
(Loss) income from continuing operations, net of tax	$(2.85)	$1.20	$2.21	$(0.37)	$0.97
(Loss) income from discontinued operations, net of tax	—	(0.05)	0.01	—	(0.70)
Net (loss) income attributable to Diebold, Incorporated	$(2.85)	$1.15	$2.22	$(0.37)	$0.27

Number of weighted-average shares outstanding
Basic shares	64	63	64	66	66
Diluted shares	64	64	65	66	67

Dividends
Common dividends paid	$74	$73	$73	$72	$69
Common dividends paid per share	$1.15	$1.14	$1.12	$1.08	$1.04

Consolidated balance sheet data (as of period end)
Current assets	$1,555	$1,815	$1,732	$1,714	$1,588
Current liabilities	894	857	838	823	752
Net working capital	661	958	894	891	836
Property, plant and equipment, net	161	184	193	203	205
Total long-term liabilities	669	909	835	720	740
Total assets	2,183	2,593	2,517	2,520	2,555
Total equity	621	827	844	977	1,063

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2013
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
Management’s discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes that appear elsewhere in this annual report on Form 10-K.
Introduction
The Company is a global leader in providing integrated services and software, financial self-service delivery and security systems to primarily the financial, commercial, retail and other markets. Founded in 1859, the Company today has approximately 16,000 employees with representation in more than 90 countries worldwide. The Company recently unveiled its multi-year turnaround strategy, Diebold 2.0, at the Investment Community Conference in November 2013. The objective of Diebold 2.0 is to transform the Company into a world-class, services-led and software enabled provider of secure, convenient and efficient solutions for its customers. The turnaround strategy will follow a “Crawl, Walk, Run” approach, which requires the core business operations to be stabilized in the “Crawl” phase and build the foundation for future growth in the “Walk” and “Run” phases. Four core pillars provide the Company a clear path toward reaching this multi-year objective:

•	Reduce its cost structure and improve its near-term delivery and execution.

•
Generate increased free cash flow in order to fund the investments necessary to drive profitable growth, while preserving the ability to return value to shareholders in the form of reliable dividends and, as appropriate, share repurchases.

•	Attract and retain the talent necessary to drive innovation and the focused execution of the transformation strategy.

•	Return the Company to a sustainable, profitable growth trajectory.

The Company sees opportunities to leverage its capabilities in services, software and innovation to meet the needs of its rapidly evolving markets. The Company has sharpened its focus on executing its core strategies in FSS and electronic security. This includes making the appropriate investments to deliver growth within these areas. In addition, the Company remains committed to a disciplined risk assessment process, focused on proactively identifying and mitigating potential risks to the Company's continued success.

(Loss) income from continuing operations attributable to Diebold, Incorporated, net of tax, for the year ended December 31, 2013 was $(181,605), or $(2.85) per share, a decrease of $258,333, or $4.05 per share from the year ended December 31, 2012. Total revenue for the year ended December 31, 2013 was $2,857,491, a decrease of $134,202 from the year ended December 31, 2012. The year ended December 31, 2013 included a $67,593 pre-tax non-cash pension charge related to the voluntary early retirement program, a $70,000 pre-tax goodwill impairment charge, $57,015 of pre-tax restructuring charges related to the Company's multi-year realignment plan, including $31,282 related to the voluntary early retirement program, $28,000 of additional pre-tax losses related to the settlement of the global FCPA investigation, a $17,245 pre-tax net charge related to settlement of the securities class action, and $9,300 of pre-tax executive severance. Additionally, a significant portion of the decline was associated with lower volume in NA resulting from the expiration of the Americans with Disabilities Act (ADA) compliance deadline in 2012. Internationally, improvement was driven by higher FSS sales in AP and EMEA combined with security sales growth in Brazil, mainly due to the GAS Tecnologia (GAS) acquisition in Brazil. These increases were partially offset by a reduction in election systems and lottery sales in Brazil as well as a decline in FSS volume for LA. Additionally, the 2013 results were significantly impacted by a higher tax rate, which is a result of tax expense related to the repatriation of previously undistributed earnings and the establishment of a valuation allowance on certain Brazil deferred tax assets.

Diebold 2.0 - Turnaround Strategy
The Company’s turnaround strategy, Diebold 2.0, is built on four core pillars: cost, cash, talent and growth. Underpinned by the four core pillars, the turnaround strategy encompasses eight specific actions to achieve top-tier performance and generate sustainable, profitable growth.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2013
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

Eight-Point Program:

1.	Establish a Competitive Cost Structure
Reducing the Company’s fixed cost envelope and driving operational rigor is fundamental. The $150,000 multi-year realignment plan launched in 2013 will drive efficiency while reducing general and administrative costs and the cost of goods sold.

2.	Drive Sustainable Improvement in Cash Flow
The Company is committed to improving cash generation in order to increase shareholder value and fuel the investments necessary to grow the business. An emphasis on working capital improvements and cash generation now extends far beyond the finance organization - it is a main-stage requirement in every operation in every region.

3.	Improve Sales Effectiveness
The Company’s sales teams must enhance skills, tools and coverage to reach more prospects more effectively. For example, the global deployment of Salesforce.com will enhance the ability to plan, forecast and allocate resources more productively.

4.	Increase Speed and Agility
Streamlining the management structure will drive greater accountability, accelerate decision-making and facilitate the transition to a truly global business. Change is being viewed as an enabler of progress and not as a disrupter.

5.	Instill a Winning Culture Grounded in Execution
The message being driven to every member of the organization: The Company is not merely to participate in a market, but to succeed, and win through a culture built upon accountability and execution. As an example, the Company is taking steps to better align employee compensation with Company performance.

6.	Collaborate With Customers and Partners to Drive Innovative Solutions
The Company must accelerate new ideas through teamwork with capable partners and collaboration with customers. For example, the India-originated Diebold 429 ATM solution reduced development time and costs while at the same time meeting defined market needs.

7.	Further Leverage Services and Software
The Company expects the commoditization of hardware to continue, the size and importance of the software stack to increase, and our expertise in services and system integration to be a key differentiator. The objective is to further expand the percentage of sales derived from services and software, which is expected to exceed 60 percent during the transformation.

8.	Generate Long-Term, Profitable Growth
The seven actions defined above are designed to put the Company on a sustainable, profitable growth trajectory. A commitment to operational rigor, improved analytics and data-driven decision-making is expected to position the Company to benefit from secular trends in outsourcing and mobility, expand its electronic security business and drive both organic and inorganic growth.

Solutions
The Company leverages its strong base of maintenance and advanced services to deliver comprehensive outsourcing and managed services. Banks are continuously being challenged to reduce costs while increasing operational efficiencies. Through outsourced services, banks entrust the management of their ATM and security operations to the Company, allowing their staffs to focus on core competencies. Furthermore, the Company's outsourcing and managed services offering provides banks and credit unions with the leading-edge technology they need to stay competitive in the marketplace. As a leader in outsourcing services, the Company is poised to capitalize on the secular outsourcing trends in the marketplace. Several years ago, the Company launched its outsourcing and managed services business in North America and has grown this business from $5,000 to over $200,000 in annual revenue with over 22,500 units under contract.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2013
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

Another demand driver in the global ATM marketplace is branch transformation. The concept of branch transformation is to help financial institutions reduce their costs by migrating routine transactions, typically done inside the branch, to lower-cost automated channels, including the ATM. One area of branch transformation that continues to gain traction is deposit automation. Among the largest U.S. national banks, there has been extensive deployment of deposit automation-enabled terminals. Today, approximately 25 percent of ATMs globally are configured for automated deposits.
Another solution the Company offers as part of its branch transformation efforts is Concierge Video Services™, most recently launched in North America. The solution provides consumers with on-demand access to bank call center representatives right at the ATM for sales or bank account maintenance support. In addition to delivering a personal touch outside of regular business hours, Concierge Video Services™ ultimately assists financial institutions by maximizing operational efficiencies, improving the consumer experience and enhancing the overall consumer relationship.
Mobile integration is another emerging trend in the FSS space, as consumers look for multiple ways to interact with their financial institutions. In July 2013, Diebold introduced its cardless Mobile Cash Access solution, which allows consumers to stage a transaction with their mobile device and complete it at the ATM without the need for a card. This capability provides consumers with a more convenient and secure option, while giving financial institutions the opportunity to offer their own branded mobile wallet solution.
In its security business, the Company has another opportunity for a successful outsourcing and managed services approach. Security challenges and the systems to address them have grown increasingly complex. That has created a strong business case among financial institutions and commercial customers for outsourcing and managed service solutions, particularly in the areas of monitoring, services and software management. Today, the Company is bringing its expertise back into the financial sector and pursuing other areas, namely the commercial market, with a focused effort to secure large, complex and technologically demanding projects. The Company has customer-focused teams that possess high levels of logical and enterprise security expertise that are required in this business. The Company is also leveraging best practices and some of the best talent to continue building upon its security outsourcing and manged services business.
As it relates to security, the Company recently introduced a new online security management tool in in North America, called SecureStat®, that streamlines how customers manage their security operations. At the core of the solution is a personalized dashboard that utilizes customizable, distinct widgets to provide a snapshot of a user's entire security platform, including locations, security systems and devices. In addition, SecureStat® can unify security services and disparate systems, while providing a single interface for real-time administration of security operations across an enterprise. SecureStat® is a great example of the software-driven platforms the Company is investing in to strengthen its services offering and differentiate itself in the marketplace.

Moving forward, the Company intends to create shareholder value by leveraging the opportunities it sees within the area of branch transformation, growing its services, outsourcing and software capabilities, further building out its electronic security business and taking advantage of key secular trends around the world. Many opportunities lie ahead, and the Company will continue to invest in developing new services, software and security solutions that align with the needs of its core markets.

Multi-Year Realignment Plan
The Company is committed to its previously announced multi-year realignment plan aimed at establishing a competitive cost structure throughout the organization. The Company has currently identified targeted savings of $150,000 that are expected to be fully realized by the end of 2015 and is working to accelerate the cost savings efforts beyond this target longer-term. The Company expects to reinvest a portion of the savings to drive long-term growth. Areas of reinvestment include: research and development of innovative new customer solutions; improving and updating the Company's information technology systems and infrastructure; transforming the general and administrative back-office functions; and strengthening sales coverage, processes and tools. In addition, some of the savings should offset price erosion, wage inflation in emerging markets and volatile commodity prices in the Company’s core business. Given these factors, the Company anticipates that approximately 50 percent of the savings will positively impact operating profit. In addition to the cost savings impact, the plan will enhance its competitive position by focusing on globalizing the Company's service organization, creating a unified center-led global organization for research and development as well as transform the Company's general and administrative cost structure. Restructuring charges associated with the multi-year realignment plan were $57,015 and $15,241 for 2013 and 2012, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2013
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

Segment Reporting
In the fourth quarter of 2013, the Company began managing its business on a regional geographic basis, changing from the previous model, which was a more condensed geographic basis. In order to align the Company's external reporting of its financial results with this change, the Company has modified its segment reporting. The Company now reports the following five segments: NA, AP, EMEA, LA and Brazil.

Business Drivers
The business drivers of the Company's future performance include, but are not limited to:
• timing of self-service equipment upgrades and/or replacement cycles, including deposit automation in mature markets such as the United States;
• demand for products and solutions related to bank branch transformation opportunities;
• demand for services, including outsourcing and managed services;
• demand for security products and services for the financial and commercial sectors; and
• high levels of deployment growth for new self-service products in emerging markets, such as AP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2013
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

The table below presents the changes in comparative financial data for the years ended December 31, 2013, 2012 and 2011. Comments on significant year-to-year fluctuations follow the table. The following discussion should be read in conjunction with the consolidated financial statements and the accompanying notes that appear elsewhere in this annual report on Form 10-K.

	Year ended December 31,
	2013			2012			2011
		% of Net Sales	% Change		% of Net Sales	% Change		% of Net Sales
Net sales
Services	$1,637,056	57.3	0.6	$1,626,521	54.4	4.8	$1,552,358	54.7
Products	1,220,435	42.7	(10.6)	1,365,172	45.6	6.4	1,283,490	45.3
	2,857,491	100.0	(4.5)	2,991,693	100.0	5.5	2,835,848	100.0
Cost of sales
Services	1,222,675	42.8	0.6	1,215,673	40.6	6.8	1,138,213	40.1
Products	994,460	34.8	(5.0)	1,046,400	35.0	8.2	967,161	34.1
	2,217,135	77.6	(2.0)	2,262,073	75.6	7.4	2,105,374	74.2
Gross profit	640,356	22.4	(12.2)	729,620	24.4	(0.1)	730,474	25.8
Selling and administrative expense	596,694	20.9	13.1	527,729	17.6	4.6	504,436	17.8
Research, development and engineering expense	92,315	3.2	7.5	85,881	2.9	10.0	78,108	2.8
Impairment of assets	72,017	2.5	356.3	15,783	0.5	432.8	2,962	0.1
Gain on sale of assets, net	(2,410)	(0.1)	100.5	(1,202)	—	(37.4)	(1,921)	(0.1)
	758,616	26.5	20.8	628,191	21.0	7.6	583,585	20.6
Operating (loss) profit	(118,260)	(4.1)	(216.6)	101,429	3.4	(30.9)	146,889	5.2
Other (expense) income, net	(1,547)	(0.1)	(116.3)	9,466	0.3	(21.4)	12,048	0.4
(Loss) income from continuing operations before taxes	(119,807)	(4.2)	(208.0)	110,895	3.7	(30.2)	158,937	5.6
Income tax expense	56,715	2.0	100.9	28,225	0.9	251.6	8,028	0.3
(Loss) income from continuing operations	(176,522)	(6.2)	(313.5)	82,670	2.8	(45.2)	150,909	5.3
(Loss) income from discontinued operations, net of tax	—	—	(100.0)	(3,125)	(0.1)	N/M	523	—
Net (loss) income	(176,522)	(6.2)	(321.9)	79,545	2.7	(47.5)	151,432	5.3
Net income attributable to noncontrolling interests	5,083	0.2	(14.5)	5,942	0.2	(18.4)	7,285	0.3
Net (loss) income attributable to Diebold, Incorporated	$(181,605)	(6.4)	(346.7)	$73,603	2.5	(48.9)	$144,147	5.1

Amounts attributable to Diebold, Incorporated
(Loss) income from continuing operations, net of tax	$(181,605)	(6.4)		$76,728	2.6		$143,624	5.1
(Loss) income from discontinued operations, net of tax	—	—		(3,125)	(0.1)		523	—
Net (loss) income attributable to Diebold, Incorporated	$(181,605)	(6.4)		$73,603	2.5		$144,147	5.1

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2013
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

RESULTS OF OPERATIONS
2013 comparison with 2012
Net Sales
The following table represents information regarding our net sales for the years ended December 31:

	2013	2012	$ Change	% Change
Total financial self-service	2,216,968	2,311,901	(94,933)	(4.1)
Total security	618,889	623,637	(4,748)	(0.8)
Election and lottery systems	21,634	56,155	(34,521)	(61.5)
Total net sales	$2,857,491	$2,991,693	$(134,202)	(4.5)
The decrease in FSS sales included a net unfavorable currency impact of $40,920 or 1.7 percent, of which approximately 76 percent related to the Brazilian real. The following segment highlights include the impact of foreign currency. NA FSS sales decreased $167,104 or 15.9 percent due primarily to lower volume within the U.S. regional bank business partially offset by growth in the national bank sector. A significant portion of the decline was associated with the expiration of the ADA compliance deadline in 2012. The product volume decrease in regional bank business caused a corresponding reduction in the service business specific to installation and professional services sales. AP increased $56,544 or 14.1 percent due to higher volume in India and China. EMEA increased $36,125 or 11.1 percent mainly from higher volume in Western Europe and the Middle East primarily in the emerging market of Turkey due in part to the Altus acquisition partially offset by a net decrease in the remainder of the region. Brazil decreased $13,058 or 3.9 percent, including $31,020 in unfavorable currency impact. LA declined $7,440 or 3.7 percent mainly due to volume deterioration in Mexico, partially offset by an increase in Colombia.
Security sales decreased from declines in the LA, NA and AP regions. LA decreased $8,869 or 15.2 percent largely due declines in Chile. NA experienced a reduction of $8,378 or 1.6 percent. AP decreased $4,960 or 19.7 percent as the company executed on its decision in 2013 to exit the security business in Australia. These reductions were partially offset by Brazil increasing from the prior year due to the GAS acquisition.
The decrease in the Brazilian-based election and lottery systems was driven by cyclical purchasing decisions within the country.

Gross Profit
The following table represents information regarding our gross profit for the years ended December 31:

	2013	2012	$ Change	% Change
Gross profit - services	$414,381	$410,848	$3,533	0.9
Gross profit - products	225,975	318,772	(92,797)	(29.1)
Total gross profit	$640,356	$729,620	$(89,264)	(12.2)

Gross margin - services	25.3%	25.3%
Gross margin - products	18.5%	23.4%
Total gross margin	22.4%	24.4%

Total service gross margin remained at 25.3 percent in 2013. NA service gross margin increased due to improvements resulting from lower employee related expense associated with restructuring initiatives and a decrease in insurance and vehicle related expense in the U.S. maintenance business. In addition, NA benefited from stronger performance in the enterprise security business. These benefits were partially offset by lower FSS product volume within the U.S. regional business related to the expiration of the ADA compliance deadline in 2012, which negatively impacted services utilization specific to professional service and installation. Total service gross margin also benefited from higher volume and improved margins in EMEA and AP, partially offset by a margin decrease in Brazil. Total service gross profit in 2013 and 2012 included restructuring charges of $27,107 and $6,226, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2013
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

The decrease in total product gross margin was driven by NA, which had significantly lower volume, particularly in the U.S. regional bank business, due to the expiration of the ADA compliance deadline in 2012. In addition, the decline in U.S regional bank business coupled with an increase in U.S. national bank sales created a customer mix shift that contributed to the product margin deterioration. Total product gross margin was also negatively influenced by unfavorable customer mix and continued pricing pressure in AP while there was a partially offsetting improvement in EMEA mainly due to favorable manufacturing performance resulting primarily from beneficial currency impact on material purchase prices. Total product gross profit included restructuring charges of $1,256 in 2013 compared to a net restructuring accrual benefit of $1,849 in 2012.

Operating Expenses
The following table represents information regarding our operating expenses for the years ended December 31:

	2013	2012	$ Change	% Change
Selling and administrative expense	$596,694	$527,729	$68,965	13.1
Research, development and engineering expense	92,315	85,881	6,434	7.5
Impairment of assets	72,017	15,783	56,234	356.3
Gain on sale of assets, net	(2,410)	(1,202)	1,208	100.5
Total operating expenses	$758,616	$628,191	130,425	20.8

The increase in selling and administrative expense resulted from higher non-routine expense and restructuring charges, partially offset by lower compensation and commission related expense, savings realized from the Company's continued focus on cost structure and favorable currency impact of $6,240. Non-routine expenses of $128,739 and $41,542 were included in 2013 and 2012, respectively. The primary components of the 2013 non-routine expense were a $67,593 non-cash pension charge, additional losses of $28,000 related to the settlement of the FCPA investigation, $17,245 related to the settlement of the securities class action and executive severance costs of $9,300. The majority of the 2012 non-routine expense pertained to $21,907 in early pension buy-out payments made to certain deferred terminated vested participants and estimated losses of $16,750 related to the FCPA investigation. Selling and administrative expense also included $22,561 and $9,037 of restructuring charges in 2013 and 2012, respectively. Restructuring charges in 2013 related to the Company's multi-year realignment plan, including $31,282 related to the voluntary early retirement program. The 2012 restructuring charges related to the Company's global realignment and global shared services plans.

Research, development and engineering expense as a percent of net sales in 2013 and 2012 were 3.2 percent and 2.9 percent, respectively. The spend increase between years resulted from higher restructuring charges and higher expense related to software development in 2013. Research, development and engineering expense included restructuring charges of $6,091 and $1,827 in 2013 and 2012, respectively.

During the third quarter of 2013, the Company performed an other-than-annual assessment for its Brazil reporting unit based on a two-step impairment test as a result of a reduced earnings outlook for the Brazil business unit due to deteriorating macro-economic outlook, structural changes to an auction-based purchasing environment and new competitors entering the market. The Company concluded that the goodwill within the Brazil reporting unit was partially impaired and recorded a $70,000 pre-tax, non-cash goodwill impairment charge. During the second quarter of 2012, the Company impaired previously capitalized software and software-related costs of $6,701 due to changes in the global enterprise resource planning (ERP) system implementation plan related to configuration and design. In the third quarter of 2012, the Company recorded an impairment of $7,930 related to its 50 percent ownership in Shanghai Diebold King Safe Company, Ltd.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2013
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

Operating (Loss) Profit
The following table represents information regarding our operating (loss) profit for the years ended December 31:

	2013	2012	$ Change	% Change
Operating (loss) profit	$(118,260)	$101,429	$(219,689)	(216.6)
Operating (loss) profit margin	(4.1)%	3.4%

The decline in operating (loss) profit was influenced primarily by lower volume and a shift in customer mix within NA and significant increases in impairment, non-routine expenses and restructuring charges, partially offset by lower operational spend in NA and an overall improvement in service margin.

Other Income (Expense)
The following table represents information regarding our other income (expense) for the years ended December 31:

	2013	2012	$ Change	% Change
Investment income	$27,603	$37,593	$(9,990)	(26.6)
Interest expense	(29,234)	(30,330)	(1,096)	(3.6)
Foreign exchange gain, net	172	2,654	(2,482)	(93.5)
Miscellaneous, net	(88)	(451)	(363)	(80.5)
Other income (expense)	$(1,547)	$9,466	(11,013)	(116.3)

The decline in investment income was primarily driven by Brazil due to a decrease in total investments, lower interest rates and unfavorable currency impact. Foreign exchange gain, net, in 2013 included a $1,584 devaluation of the Venezuelan balance sheet.

(Loss) Income from Continuing Operations
The following table represents information regarding our (loss) income from continuing operations, net of tax for the years ended December 31:

	2013	2012	$ Change	% Change
(Loss) income from continuing operations, net of tax	$(176,522)	$82,670	$(259,192)	(313.5)
Percent of net sales	(6.2)%	2.8%
Effective tax rate	(47.3)%	25.5%

The decrease in (loss) income from continuing operations, net of tax was driven by reduced operating profit mostly related to the decrease in sales volume and the significant increases in impairment, non-routine expenses and restructuring charges, unfavorable movement in other (expense) income and higher taxes. These decreases were partially offset by lower operational spend and an improvement in service margin.

The negative tax rate for 2013 is a result of tax expense of approximately $55,000 related to the repatriation of previously undistributed earnings and the establishment of a valuation allowance of approximately $39,200 on deferred tax assets in the Company's Brazilian manufacturing facility. The 2013 tax rate was also negatively impacted by the partially non-deductible Brazil goodwill impairment and the FCPA penalty charge.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2013
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

Segment Revenue and Operating Profit Summary
The following tables represent information regarding our revenue and operating profit by reporting segment for the years ended December 31:

North America:	2013	2012	$ Change	% Change
Revenue	$1,415,050	$1,590,532	$(175,482)	(11.0)
Segment operating profit	252,737	294,996	(42,259)	(14.3)
Segment operating profit margin	17.9%	18.5%
The decrease in revenue and operating profit was driven by lower FSS product volume in the U.S. regional bank business associated with the expiration of the ADA compliance deadline in 2012. The product volume decrease in regional bank business caused a corresponding reduction in the service business specific to installation and professional services. These detriments were partially offset by lower compensation and commission related expense, savings realized from the Company's continued focus on cost structure, and margin improvement in the U.S. maintenance business resulting from restructuring initiatives and growth in the national bank business.

Asia Pacific:	2013	2012	$ Change	% Change
Revenue	$479,129	$427,542	$51,587	12.1
Segment operating profit	62,760	62,414	346	0.6
Segment operating profit margin	13.1%	14.6%
Revenue growth resulted from higher product and service sales primarily within India and China. Operating profit remained neutral to prior year as higher service gross profit resulting from the increased sales and improved service margin performance was offset by a reduction in product gross profit and higher operating expense. Total product gross profit was negatively impacted by unfavorable customer mix and continued pricing pressure in the region.

Europe, Middle East and Africa:	2013	2012	$ Change	% Change
Revenue	$362,167	$325,489	$36,678	11.3
Segment operating profit	44,507	28,659	15,848	55.3
Segment operating profit margin	12.3%	8.8%
Revenue increased from growth in Western Europe and the Middle East due in part to the Altus acquisition in Turkey, partially offset by a net decline in the rest of EMEA. The increase in operating profit resulted from higher product and service sales complemented by improved margins especially on the product side mainly due to favorable manufacturing performance resulting primarily from beneficial currency impact on material purchase prices. These favorable influences on operating profit were partially offset by higher selling and administrative expense.

Latin America:	2013	2012	$ Change	% Change
Revenue	$241,770	$258,079	$(16,309)	(6.3)
Segment operating profit	35,218	44,472	(9,254)	(20.8)
Segment operating profit margin	14.6%	17.2%
Revenue declined as lower product sales, primarily due to decreased volume in Mexico and Venezuela, was partially offset by higher sales in the service business. Operating profit was negatively impacted by the net revenue decrease coupled with an overall gross margin decline and higher operating expense.

Brazil:	2013	2012	$ Change	% Change
Revenue	$359,375	$390,051	$(30,676)	(7.9)
Segment operating profit	6,321	3,304	3,017	91.3
Segment operating profit margin	1.8%	0.8%
The decrease in revenue included a net unfavorable currency impact of $36,722. Excluding the negative currency impact, revenue increased from higher FSS sales and growth in security revenue due to the GAS acquisition, partially offset by lower lottery and

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2013
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

election systems sales. Operating profit increased as the benefit of lower operating expense outweighed the unfavorable impact of the total revenue decline between years.
Refer to note 19 to the consolidated financial statements, which is contained in Item 8 of this annual report on Form 10-K, for further details of segment revenue and operating profit.

2012 comparison with 2011
Net Sales
The following table represents information regarding our net sales for the years ended December 31:

	2012	2011	$ Change	% Change
Total financial self-service	2,311,901	2,137,545	174,356	8.2
Total security	623,637	605,502	18,135	3.0
Election and lottery systems	56,155	92,801	(36,646)	(39.5)
Total customer revenues	$2,991,693	$2,835,848	$155,845	5.5
The increase in FSS sales included a net unfavorable currency impact of $85,545 or 4.5 percent, of which approximately 56 percent related to the Brazilian real. The following segment highlights include the impact of foreign currency. NA sales increased $181,576 or 20.9 percent as a result of significant growth within the U.S. regional and national bank business influenced by the ADA compliance and a focus on deposit automation technology. With the expiration of the ADA compliance deadline, the rate of growth in regional sales has slowed and led to a higher concentration of national bank sales. EMEA decreased $20,085 or 5.8 percent driven by an unfavorable currency impact, particularly the euro and South African rand, partially offset with growth in South Africa compared to the prior year. Brazil FSS sales declined $13,540 or 3.9 percent due to unfavorable currency impact of $47,522, partially offset by higher volume. LA increased $22,769 or 12.9 percent due to higher volume across most of the geographies. AP increased $3,637 or 0.9 percent driven by higher volume in Thailand, partially offset by an unfavorable currency impact associated mostly with the Indian rupee.
The security sales increase resulted mainly from growth in LA of $12,742 or 27.9 percent associated with higher volume in Colombia and Chile. NA security sales increased $3,938 or 0.7 percent compared to the prior year. The improvement in NA security sales was driven from an increase in infrastructure projects for government agency and commercial customers, partially offset by lower volume with financial customers compared to the prior year.

The Brazilian-based election and lottery systems sales in 2012 decreased by $36,646 or 39.5 percent compared to 2011, inclusive of a $13,608 net unfavorable currency impact. The decrease was driven by a $46,116 reduction in election system sales primarily due to lower volume, partially offset by an increase in lottery unit sales compared to 2011.

Gross Profit
The following table represents information regarding our gross profit for the years ended December 31:

	2012	2011	$ Change	% Change
Gross profit - services	410,848	414,145	(3,297)	(0.8)
Gross profit - products	318,772	316,329	2,443	0.8
Total gross profit	$729,620	$730,474	$(854)	(0.1)

Gross margin - services	25.3%	26.7%
Gross margin - products	23.4%	24.6%
Total gross margin	24.4%	25.8%

The decrease in total service gross margin for 2012 compared to 2011 was driven by margin decreases in each region with the exception of EMEA, which improved due to fewer net restructuring charges in 2012 paired with a favorable customer mix. NA was the primary driver of the margin decrease due to an increased competitive environment and associated pricing impact coupled with higher compensation and benefits, scrap and insurance charges. Brazil was also down from an increase in warranty expense

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2013
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

combined with higher restructuring charges in 2012. Total service gross profit for 2012 included $6,226 of net restructuring charges compared to $10,678 of net restructuring charges in 2011.

The decrease in total product gross margin was driven by product and customer mix differences in Brazil, as well as continued pricing pressure in AP. Partially offsetting these decreases, NA product revenue was significantly higher in 2012 compared to 2011, which caused a favorable shift in revenue mix among the regions, improving product gross margin. Total product gross profit for 2012 included $1,849 of net restructuring accrual benefits compared to $3,905 of net restructuring charges in 2011 related mainly to the EMEA reorganization.

Operating Expenses
The following table represents information regarding our operating expenses for the years ended December 31:

	2012	2011	$ Change	% Change
Selling and administrative expense	$527,729	$504,436	$23,293	4.6
Research, development and engineering expense	85,881	78,108	7,773	10.0
Impairment of assets	15,783	2,962	12,821	432.8
Gain on sale of assets, net	(1,202)	(1,921)	(719)	(37.4)
Total operating expenses	$628,191	$583,585	44,606	7.6

The increase in selling and administrative expense was due to higher non-routine expenses, compensation and benefits increase and legal expenses, partially offset by a favorable currency impact of $13,848 and lower restructuring charges. Selling and administrative expense in 2012 and 2011 included non-routine expenses of $41,542 and $16,480, respectively. Non-routine expenses in 2012 included $21,907 related to early pension buy-out payments made to certain deferred terminated vested participants and estimated losses of $16,750 related to the FCPA investigation. The non-routine expenses in 2011 pertained to legal, consultative and audit costs related to the global FCPA investigation as well as estimated losses of $3,250 related to this matter. In addition, selling and administrative expense included $9,037 and $11,607 of restructuring charges in 2012 and 2011, respectively. The 2012 restructuring charges related to the Company's global realignment and global shared services plans. The 2011 restructuring charges related mainly to the EMEA reorganization.
Research, development and engineering expense as a percent of net sales in 2012 and 2011 were 2.9 percent and 2.8 percent, respectively. The increase in operational spend was associated with key initiatives such as the development of next generation hardware and software platforms. Research, development and engineering expense also included higher restructuring charges associated with the Company's global realignment plan.
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

Operating Profit
The following table represents information regarding our operating profit for the years ended December 31:

	2012	2011	$ Change	% Change
Operating profit	$101,429	$146,889	$(45,460)	(30.9)
Operating profit margin	3.4%	5.2%

The decrease in operating profit in 2012 compared to 2011 was influenced by a decrease in both service and product gross margins paired with the increase in operating expenses partially offset by the benefit of higher volume. All of these items combined to produce a 1.8 percentage point decrease in operating profit margin in 2012 compared to 2011.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2013
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

Other Income (Expense)
The following table represents information regarding our other income (expense) for the years ended December 31:

	2012	2011	$ Change	% Change
Investment income	$37,593	$41,663	$(4,070)	(9.8)
Interest expense	(30,330)	(34,456)	(4,126)	(12.0)
Foreign exchange gain, net	2,654	3,095	(441)	(14.2)
Miscellaneous, net	(451)	1,746	(2,197)	(125.8)
Other income (expense)	$9,466	$12,048	(2,582)	(21.4)

Investment income declined in 2012 from the influence of a net unfavorable currency impact. Interest expense in 2012 decreased compared to 2011 due to lower interest rates and favorable foreign exchange hedge activity.

Income from Continuing Operations
The following table represents information regarding our income from continuing operations, net of tax for the years ended December 31:

	2012	2011	$ Change	% Change
Income from continuing operations, net of tax	$82,670	$150,909	$(68,239)	(45.2)
Percent of net sales	2.8%	5.3%
Effective tax rate	25.5%	5.1%

The decrease in income from continuing operations, net of tax in 2012 compared to 2011 was driven by the reduction in operating profit margin, a decrease in other income and the increase in the effective tax rate. The 20.4 percentage point increase in the effective tax rate was due to the 2011 benefit of valuation allowance released in Brazil, offset by 2012 net income in jurisdictions with a lower tax rate.

Segment Revenue and Operating Profit Summary
The following tables represent information regarding our revenue and operating profit by reporting segment for the years ended December 31:

North America:	2012	2011	$ Change	% Change
Revenue	$1,590,532	$1,405,018	$185,514	13.2
Segment operating profit	294,996	276,546	18,450	6.7
Segment operating profit margin	18.5%	19.7%
The increase in revenue was primarily driven by growth in the FSS business, particularly related to higher product volume in both the U.S. regional and national bank business. The higher FSS product volume influenced growth in service installations and software-led services. Partially offsetting these revenue increases was a reduction in security product volume in the U.S. national bank business. Operating profit benefited from the higher net sales volume while being negatively impacted by an increase in operating expense and a decrease in total gross margin due in part to lower margin in traditional maintenance services related to competitive pricing and higher compensation and benefits, scrap, and insurance charges.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2013
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

Asia Pacific:	2012	2011	$ Change	% Change
Revenue	$427,542	$422,491	$5,051	1.2
Segment operating profit	62,414	74,790	(12,376)	(16.5)
Segment operating profit margin	14.6%	17.7%
Revenue increased due to a mix of revenue shifts among the AP countries with the most significant growth in Thailand. Operating profit decreased despite the revenue growth due to higher operating expense as well as service and product gross margin deterioration of which product declined principally due to continued pricing pressure.

Europe, Middle East and Africa:	2012	2011	$ Change	% Change
Revenue	$325,489	$345,534	$(20,045)	(5.8)
Segment operating profit	28,659	15,978	12,681	79.4
Segment operating profit margin	8.8%	4.6%
The revenue decrease, inclusive of a net unfavorable currency impact of $25,425, occurred among a majority of the countries within both the product and service businesses. The unfavorable impact of lower revenue on operating profit was more than offset by a significant decrease in operating expense and improved gross margins particularly in service.

Latin America:	2012	2011	$ Change	% Change
Revenue	$258,079	$222,568	$35,511	16.0
Segment operating profit	44,472	40,425	4,047	10.0
Segment operating profit margin	17.2%	18.2%
The increase in revenue was due to higher FSS and security sales across most of the countries in the region. The volume gain paired with improved gross margin performance in the security business increased operating profit. These benefits to operating profit were partially offset by lower gross margin in the FSS business and higher selling and administrative expense.

Brazil:	2012	2011	$ Change	% Change
Revenue	$390,051	$440,237	$(50,186)	(11.4)
Segment operating profit	3,304	36,119	(32,815)	(90.9)
Segment operating profit margin	0.8%	8.2%
Revenue was negatively impacted by net unfavorable currency impacts of $61,133. From an operational perspective, revenue increased $10,947 or 2.9 percent as higher FSS volume and lottery unit sales outweighed a decline in the election systems business. The decrease in operating profit resulted from customer and product mix differences, fewer election system sales compared to the prior year, higher warranty expense and unfavorable currency impact offset in part by the benefit of the GAS acquisition.
Refer to note 19 to the consolidated financial statements, which is contained in Item 8 of this annual report on Form 10-K, for further details of segment revenue and operating profit.

LIQUIDITY AND CAPITAL RESOURCES
Capital resources are obtained from income retained in the business, borrowings under the Company’s senior notes, committed and uncommitted credit facilities, long-term industrial revenue bonds and operating and capital leasing arrangements. Management expects that the Company’s capital resources will be sufficient to finance planned working capital needs, research and development activities, investments in facilities or equipment, pension contributions, the payment of dividends on the Company’s common shares and any repurchases of the Company’s common shares for at least the next 12 months. At December 31, 2013, $468,109 or 98.8 percent of the Company’s cash and cash equivalents and short-term investments reside in international tax jurisdictions. Repatriation of these funds could be negatively impacted by potential payments for foreign and domestic taxes, excluding $15,986 that is available for repatriation with no additional tax expense because the Company has already provided for such taxes. Part of the Company’s growth strategy is to pursue strategic acquisitions. The Company has made acquisitions in the past and intends to make acquisitions in the future. The Company intends to finance any future acquisitions with either cash and short-term investments,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2013
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

cash provided from operations, borrowings under available credit facilities, proceeds from debt or equity offerings and/or the issuance of common shares.

The Company's global liquidity as of December 31, 2013 and 2012 was as follows:

	2013	2012
Cash and cash equivalents	$230,709	$368,792
Additional cash availability from:
Short-term uncommitted lines of credit	63,747	77,421
Five-year credit facility	261,000	200,000
Short-term investments	242,988	261,886
Total global liquidity	$798,444	$908,099

The following table summarizes the results of our consolidated statement of cash flows for the years ended December 31:

Net cash flow provided by (used in):	2013	2012	2011
Operating activities	$124,224	$135,508	$215,397
Investing activities	(52,719)	(72,831)	(90,706)
Financing activities	(204,449)	(36,227)	(123,535)
Effect of exchange rate changes on cash and cash equivalents	(5,139)	8,422	4,106
Net (decrease) increase in cash and cash equivalents	$(138,083)	$34,872	$5,262

During 2013, the Company generated $124,224 in cash from operating activities, a decrease of $11,284 from 2012. Cash flows from operating activities are generated primarily from operating income and managing the components of working capital. Cash flows from operating activities during the year ended December 31, 2013 compared to the year ended December 31, 2012 were negatively impacted by a $256,067 unfavorable change in net (loss) income, as well as unfavorable changes in prepaid income taxes, accounts payable, deferred income taxes and certain other assets and liabilities. These changes were partially offset by favorable changes in trade receivables, prepaid expenses, other current assets, deferred revenue and pension and post-retirement benefits.
Net cash used in investing activities was $52,719 in 2013, an improvement of $20,112 from 2012. The improvement was primarily due to a $14,295 reduction in capital expenditures, $28,292 paid for acquisitions in 2012 and a $4,179 increase in proceeds from sale of assets. These activities were partially offset by a $16,128 change in net investment security activity and a $9,856 reduction in collections on purchased finance receivables.
Net cash used in financing activities was $204,449 in 2013, an increase of $168,222 from 2012. The increase was primarily due to $126,670 of net debt repayments in 2013 compared to $23,625 of net debt borrowings in the prior year and an increase of $14,821 in distributions to noncontrolling interest holders.
Benefit Plans The Company expects to contribute $4,567 to its pension plans during the year ending December 31, 2014. Beyond 2014, minimum statutory funding requirements for the Company's U.S. pension plans may become significant. The actual amounts required to be contributed are dependent upon, among other things, interest rates, underlying asset returns and the impact of legislative or regulatory actions related to pension funding obligations. The Company has adopted a pension investment policy designed to achieve an adequate funded status based on expected benefit payouts and to establish an asset allocation that will meet or exceed the return assumption while maintaining a prudent level of risk. The plan's target asset allocation adjusts based on the plan's funded status. As the funded status improves or declines, the debt security target allocation will increase and decrease, respectively.
Payments due under the Company's other post-retirement benefit plans are not required to be funded in advance. Payments are made as medical costs are incurred by covered retirees, and are principally dependent upon the future cost of retiree medical benefits under these plans. The Company expects the other post-retirement benefit plan payments to approximate $1,695 in 2014. Refer to note 12 to the consolidated financial statements, which is contained in Item 8 of this annual report on Form 10-K, for further discussion of the Company's pension and other post-retirement benefit plans.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2013
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

Dividends The Company paid dividends of $73,997, $72,830 and $72,901 in the years ended December 31, 2013, 2012 and 2011, respectively. Annualized dividends per share were $1.15, $1.14 and $1.12 for the years ended December 31, 2013, 2012 and 2011, respectively. The quarterly 2014 cash dividend represents $1.15 per share on an annualized basis.
Contractual Obligations The following table summarizes the Company’s approximate obligations and commitments to make future payments under contractual obligations as of December 31, 2013:

		Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Minimum operating lease obligations	$112,586	$36,216	$43,550	$16,676	$16,144
Debt	524,033	43,791	416,666	63,576	—
Interest on debt (1)	45,212	16,232	24,700	4,280	—
Purchase commitments	17,355	17,355	—	—	—
Total	$699,186	$113,594	$484,916	$84,532	$16,144

(1)	Amounts represent estimated contractual interest payments on outstanding long-term debt and notes payable. Rates in effect as of December 31, 2013 are used for variable rate debt.

At December 31, 2013, the Company also maintained uncertain tax positions of $16,545, for which there is a high degree of uncertainty as to the expected timing of payments (refer to note 4 to the consolidated financial statements, which is contained in Item 8 of this annual report on Form 10-K).

As of December 31, 2013, the Company had various short-term uncommitted lines of credit with borrowing limits of $106,809. The weighted-average interest rate on outstanding borrowings on the short-term uncommitted lines of credit as of December 31, 2013 and 2012 was 3.24 percent and 2.81 percent, respectively. The increase in the weighted-average interest rate is attributable to the change in mix of borrowings in foreign entities. Short-term uncommitted lines mature in less than one year. The amount available under the short-term uncommitted lines at December 31, 2013 was $63,747.

As of December 31, 2013, the Company had borrowing limits under its credit facility totaling $500,000, which expires in June 2016. Under the terms of the credit facility agreement, the Company has the ability, subject to various approvals, to increase the borrowing limits by $250,000. Up to $50,000 of the revolving credit facility is available under a swing line subfacility. The weighted-average interest rate on outstanding credit facility borrowings as of December 31, 2013 and 2012 was 1.36 percent and 1.33 percent, respectively, which is variable based on the London Interbank Offered Rate (LIBOR). The amount available under the credit facility as of December 31, 2013 was $261,000. The Company incurred $1,876 of fees related to its credit facility in 2011, which are amortized as a component of interest expense over the term of the facility.

In March 2006, the Company issued senior notes in an aggregate principal amount of $300,000 with a weighted-average fixed interest rate of 5.50 percent. The Company entered into a derivative transaction to hedge interest rate risk on $200,000 of the senior notes, which was treated as a cash flow hedge. This reduced the effective interest rate from 5.50 percent to 5.36 percent. The Company funded the repayment of $75,000 of the senior notes at maturity in March 2013 using borrowings under its revolving credit facility. The maturity dates of the remaining senior notes are staggered, with $175,000 and $50,000 due in 2016 and 2018, respectively.

The Company’s financing agreements contain various restrictive financial covenants, including net debt to capitalization and net interest coverage ratios. As of December 31, 2013, the Company was in compliance with the financial covenants in its debt agreements.

Off-Balance Sheet Arrangements The Company enters into various arrangements not recognized in the consolidated balance sheets that have or could have an effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources. The principal off-balance sheet arrangements that the Company enters into are guarantees, operating leases (refer to note 13 to the consolidated financial statements, which is contained in Item 8 of this annual report on Form 10-K) and sales of finance receivables. The Company provides its global operations guarantees and standby letters of credit through various financial institutions to suppliers, regulatory agencies and insurance providers. If the Company is not able to make payment, the suppliers, regulatory agencies and insurance providers may draw on the pertinent bank. Refer to note 14 to the consolidated financial

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2013
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

statements, which is contained in Item 8 of this annual report on Form 10-K, for further details of guarantees. The Company has sold finance receivables to financial institutions while continuing to service the receivables. The Company records these sales by removing finance receivables from the consolidated balance sheets and recording gains and losses in the consolidated statement of operations. Refer to note 6 to the consolidated financial statements, which is contained in Item 8 of this annual report on Form 10-K, for further details on finance lease receivables.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidated financial statements. The consolidated financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of the accompanying consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities and reported amounts of revenues and expenses. Such estimates include revenue recognition, the valuation of trade and financing receivables, inventories, goodwill, intangible assets, other long-lived assets, legal contingencies, guarantee obligations, and assumptions used in the calculation of income taxes, pension and post-retirement benefits and customer incentives, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors. Management monitors the economic conditions and other factors and will adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.

The Company’s significant accounting policies are described in note 1 to the consolidated financial statements, which is contained in Item 8 of this annual report on Form 10-K. Management believes that, of its significant accounting policies, its policies concerning revenue recognition, allowances for credit losses, inventory reserves, goodwill, taxes on income and pensions and post-retirement benefits are the most critical because they are affected significantly by judgments, assumptions and estimates. Additional information regarding these policies is included below.

Revenue Recognition The Company records revenue when it is realized, or realizable and earned. The application of U.S. GAAP revenue recognition principles to the Company's customer contracts requires judgment, including the determination of whether an arrangement includes multiple deliverables such as hardware, software, maintenance and /or other services. For contracts that contain multiple deliverables, total arrangement consideration is allocated at the inception of the arrangement to each deliverable based on the relative selling price method. The relative selling price method is based on a hierarchy consisting of vendor specific objective evidence (VSOE) (price sold on a stand-alone basis), if available, or third-party evidence (TPE), if VSOE is not available, or estimated selling price (ESP) if neither VSOE nor TPE is available. The Company's ESP is consistent with the objective of determining VSOE, which is the price at which we would expect to transact on a stand-alone sale of the deliverable. The determination of ESP is based on applying significant judgment to weigh a variety of company-specific factors including our pricing practices, customer volume, geography, internal costs and gross margin objectives. This information is gathered from experience in customer negotiations, recent technological trends and the competitive landscape. In contracts that involve multiple deliverables, maintenance services are typically accounted for under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 605-20, Separately Priced Extended Warranty and Product Maintenance Contracts. There have been no material changes to these estimates for the periods presented and the Company believes that these estimates generally should not be subject to significant changes in the future. However, changes to deliverables in future arrangements could materially impact the amount of earned or deferred revenue.

For sales of software, excluding software required for the equipment to operate as intended, the Company applies the software revenue recognition principles within FASB ASC 985-605, Software - Revenue Recognition. For software and software-related deliverables (software elements), the Company allocates revenue based upon the relative fair value of these deliverables as determined by VSOE. If the Company cannot obtain VSOE for any undelivered software element, revenue is deferred until all deliverables have been delivered or until VSOE can be determined for any remaining undelivered software elements. When the fair value of a delivered element cannot be established, but fair value evidence exists for the undelivered software elements, the Company uses the residual method to recognize revenue. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement consideration is allocated to the delivered elements and recognized as revenue. Determination of amounts deferred for software support requires judgment about whether the deliverables can be divided into more than one unit of accounting and whether the separate deliverables have value to the customer on a stand-alone basis.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2013
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

There have been no material changes to these deliverables for the periods presented. However, changes to deliverables in future arrangements and the ability to establish VSOE could affect the amount and timing of revenue recognition.

Allowances for Credit Losses The Company maintains allowances for potential credit losses and such losses have been minimal and within management’s expectations. Since the Company’s receivable balance is concentrated primarily in the financial and government sectors, an economic downturn in these sectors could result in higher than expected credit losses. The concentration of credit risk in the Company’s trade receivables with respect to financial and government customers is largely mitigated by the
Company’s credit evaluation process and the geographical dispersion of sales transactions from a large number of individual customers.

Inventory Reserves At each reporting period, the Company identifies and writes down its excess and obsolete inventories to net realizable value based on usage forecasts, order volume and inventory aging. With the development of new products, the Company also rationalizes its product offerings and will write-down discontinued product to the lower of cost or net realizable value.

Goodwill Goodwill is the cost in excess of the net assets of acquired businesses (refer to note 10 to the consolidated financial statements, which is contained in Item 8 of this annual report on Form 10-K). The Company tests all existing goodwill at least annually as of November 30 for impairment on a reporting unit basis. The Company tests for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the carrying value of a reporting unit below its reported amount. The Company’s five reporting units are defined as Domestic and Canada, Brazil, LA, AP and EMEA. Each year, the Company may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. In evaluating whether it is more likely than not the fair value of a reporting unit is less than its carrying amount, the Company considers the following events and circumstances, among others, if applicable: (a) macroeconomic conditions such as general economic conditions, limitations on accessing capital or other developments in equity and credit markets; (b) industry and market considerations such as competition, multiples or metrics and changes in the market for the Company's products and services or regulatory and political environments; (c) cost factors such as raw materials, labor or other costs; (d) overall financial performance such as cash flows, actual and planned revenue and earnings compared with actual and projected results of relevant prior periods; (e) other relevant events such as changes in key personnel, strategy or customers; (f) changes in the composition of a reporting unit's assets or expected sales of all or a portion of a reporting unit; and (g) any sustained decrease in share price.

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

The techniques used in the Company's qualitative assessment and, if necessary, two-step impairment test have incorporated a number of assumptions that the Company believes to be reasonable and to reflect market conditions forecast at the assessment date. Assumptions in estimating future cash flows are subject to a high degree of judgment. The Company makes all efforts to forecast future cash flows as accurately as possible with the information available at the time the forecast is made. To this end, the Company evaluates the appropriateness of its assumptions as well as its overall forecasts by comparing projected results of upcoming years with actual results of preceding years and validating that differences therein are reasonable. Key assumptions, all of which are Level 3 inputs (refer to note 18 to the consolidated financial statements, which is contained in Item 8 of this annual report on Form 10-K), relate to price trends, material costs, discount rate, customer demand, and the long-term growth and foreign exchange rates. A number of benchmarks from independent industry and other economic publications were also used. Changes in assumptions and estimates after the assessment date may lead to an outcome where impairment charges would be required in future periods. Specifically, actual results may vary from the Company’s forecasts and such variations may be material and

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2013
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

unfavorable, thereby triggering the need for future impairment tests where the conclusions may differ in reflection of prevailing market conditions.

During the third quarter of 2013, the Company performed an other-than-annual assessment for its Brazil reporting unit based on a two-step impairment test as a result of a reduced earnings outlook for the Brazil business unit. This was due to a deteriorating macro-economic outlook, structural changes to an auction-based purchasing environment and new competitors entering the market. The Company concluded that the goodwill within the Brazil reporting unit was partially impaired and recorded a $70,000 pre-tax, non-cash goodwill impairment charge. In the fourth quarter of 2013, the Brazil reporting unit was reviewed for impairment based on a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. In addition, the remaining reporting units were reviewed based on a two-step test. These tests resulted in no additional impairment in any of the Company's reporting units. The Company concluded the AP reporting unit had excess fair value of approximately $23,000 or eight percent when compared to its carrying amount. The Domestic and Canada and LA reporting units had excess fair value greater than 100 percent when compared to their carrying amounts.

In 2012, goodwill was reviewed for impairment based on a two-step test which resulted in no impairment in any of the Company's reporting units. In 2011, the Company performed a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. In the 2011 qualitative assessment, management concluded that the Company's reporting units were not at risk of failing step one and, therefore, the two-step impairment test was not performed.

Long-Lived Assets Impairment of long-lived assets is recognized when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the expected future undiscounted cash flows are less than the carrying amount of the asset, an impairment loss is recognized at that time to reduce the asset to the lower of its fair value or its net book value.

Taxes on Income Deferred taxes are provided on an asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences, operating loss carry-forwards and tax credits. Deferred tax liabilities are recognized for taxable temporary differences and undistributed earnings in certain jurisdictions. Deferred tax assets are reduced by a valuation allowance when, based upon the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Determination of a valuation allowance involves estimates regarding the timing and amount of the reversal of taxable temporary differences, expected future taxable income and the impact of tax planning strategies. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The Company operates in numerous taxing jurisdictions and is subject to examination by various federal, state and foreign jurisdictions for various tax periods. Additionally, the Company has retained tax liabilities and the rights to tax refunds in connection with various acquisitions and divestitures of businesses. The Company’s income tax positions are based on research and interpretations of the income tax laws and rulings in each of the jurisdictions in which the Company does business. Due to the subjectivity of interpretations of laws and rulings in each jurisdiction, the differences and interplay in tax laws between those jurisdictions, as well as the inherent uncertainty in estimating the final resolution of complex tax audit matters, the Company’s estimates of income tax liabilities may differ from actual payments or assessments.

The Company assesses its position with regard to tax exposures and records liabilities for these uncertain tax positions and any related interest and penalties, when the tax benefit is not more likely than not realizable. The Company has recorded an accrual that reflects the recognition and measurement process for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. Additional future income tax expense or benefit may be recognized once the positions are effectively settled.

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
AND RESULTS OF OPERATIONS as of December 31, 2013
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

Pensions and Other Post-retirement Benefits Annual net periodic expense and benefit liabilities under the Company’s defined benefit plans are determined on an actuarial basis. Assumptions used in the actuarial calculations have a significant impact on plan obligations and expense. Members of the management investment committee periodically review the actual experience compared with the more significant assumptions used and make adjustments to the assumptions, if warranted. The discount rate is determined by analyzing the average return of high-quality (i.e., AA-rated) fixed-income investments and the year-over-year comparison of certain widely used benchmark indices as of the measurement date. The expected long-term rate of return on plan assets is determined using the plans’ current asset allocation and their expected rates of return based on a geometric averaging over 20 years. The rate of compensation increase assumptions reflects the Company’s long-term actual experience and future and near-term outlook. Pension benefits are funded through deposits with trustees. Other post-retirement benefits are not funded and the Company’s policy is to pay these benefits as they become due.

The following table represents assumed healthcare cost trend rates at December 31:

	2013	2012
Healthcare cost trend rate assumed for next year	7.5%	8.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	4.2%
Year that rate reaches ultimate trend rate	2019	2099

The healthcare trend rates are reviewed based upon the results of actual claims experience. The Company used healthcare cost trends of 7.5 percent and 8.0 percent in 2014 and 2013, respectively, decreasing to an ultimate trend of 5.0 percent in 2019 for both medical and prescription drug benefits using the Society of Actuaries Long Term Trend Model with assumptions based on the 2008 Medicare Trustees’ projections. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

	One-Percentage-Point Increase	One-Percentage-Point Decrease
Effect on total of service and interest cost	$38	$(35)
Effect on other post-retirement benefit obligation	$678	$(624)

RECENTLY ISSUED ACCOUNTING GUIDANCE
Refer to note 1 to the consolidated financial statements, which is contained in Item 8 of this annual report on Form 10-K, for information on recently issued accounting guidance.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2013
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

•
changes in the Company’s intention to further repatriate cash and cash equivalents and short-term investments residing in international tax jurisdictions could negatively impact foreign and domestic taxes;

•	unanticipated litigation, claims or assessments, as well as the outcome/impact of any current/pending litigation, claims or assessments, including with respect to the Company's Brazilian tax dispute;

•	variations in consumer demand for financial self-service technologies, products and services;

•	potential security violations to the Company's information technology systems;

•
the investment performance of the Company’s pension plan assets, which could require the Company to increase its pension contributions, and significant changes in healthcare costs, including those that may result from government action;

•	the amount and timing of repurchases of the Company’s common shares, if any;

•	the outcome of the Company's assessment of its indirect tax compliance in Brazil;

•	the Company's ability to successfully implement its multi-year turnaround strategy, Diebold 2.0;

•	the Company’s ability to achieve benefits from its cost-reduction initiatives and other strategic changes, including its multi-year realignment plan and other restructuring actions; and

•	the risk factors described above under Item 1A "Risk Factors.”

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to foreign currency exchange rate risk inherent in its international operations denominated in currencies other than the U.S. dollar. A hypothetical 10 percent movement in the applicable foreign exchange rates would have resulted in an increase or decrease in 2013 and 2012 year-to-date operating profit of approximately $341 and $5,946, respectively. The sensitivity model assumes an instantaneous, parallel shift in the foreign currency exchange rates. Exchange rates rarely move in the same direction. The assumption that exchange rates change in an instantaneous or parallel fashion may overstate the impact of changing exchange rates on amounts denominated in a foreign currency.

The Company’s risk-management strategy uses derivative financial instruments such as forwards to hedge certain foreign currency exposures. The intent is to offset gains and losses that occur on the underlying exposures, with gains and losses on the derivative contracts hedging these exposures. The Company does not enter into derivatives for trading purposes. The Company’s primary exposures to foreign exchange risk are movements in the euro/U.S. dollar, U.S. dollar/Brazilian real, Australian dollar/U.S. dollar and Chinese yuan renmindbi/U.S. dollar. There were no significant changes in the Company’s foreign exchange risks in 2013 compared with 2012.

The Company’s Venezuelan operations consist of a fifty-percent owned subsidiary, which is consolidated. Venezuela is measured using the U.S. dollar as its functional currency because its economy is considered highly inflationary. In recent years, the Venezuelan bolivar has devalued. In the future, fluctuations in the bolivar may result in gains or losses in the statement of operations.

The Company manages interest rate risk with the use of variable rate borrowings under its committed and uncommitted credit facilities and interest rate swaps. Variable rate borrowings under the credit facilities totaled $293,962 and $345,816 at December 31, 2013 and 2012, respectively, of which $50,000 for both years was effectively converted to fixed rate using interest rate swaps. A one percentage point increase or decrease in interest rates would have resulted in an increase or decrease in interest expense of approximately $2,391 and $2,662 for 2013 and 2012, respectively, including the impact of the swap agreements. The Company’s primary exposure to interest rate risk is movements in the LIBOR, which is consistent with prior periods.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Diebold, Incorporated:

We have audited the accompanying consolidated balance sheets of Diebold, Incorporated and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive (loss) income, equity, and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule, Schedule II “Valuation and Qualifying Accounts.” These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diebold, Incorporated and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2014 expressed an adverse opinion on the effectiveness of the Company's internal control over financial reporting.

/s/  KPMG LLP

Cleveland, Ohio
March 3, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Diebold, Incorporated:

We have audited Diebold, Incorporated's (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Diebold, Incorporated's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 9A(b) of the Company's December 31, 2013 annual report on Form 10-K. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses related to controls over indirect taxes and communication and India system adoption and account reconciliation process have been identified in management's assessment. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Diebold, Incorporated and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2013 consolidated financial statements, and this report does not affect our report dated March 3, 2014, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, Diebold, Incorporated has not maintained effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/  KPMG LLP

Cleveland, Ohio
March 3, 2014

DIEBOLD, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$230,709	$368,792
Short-term investments	242,988	261,886
Trade receivables, less allowances for doubtful accounts of $24,872 and $27,854, respectively	447,239	488,373
Inventories	376,462	412,996
Deferred income taxes	110,165	143,248
Prepaid expenses	22,031	35,614
Refundable income taxes	21,245	16,357
Other current assets	104,511	87,591
Total current assets	1,555,350	1,814,857
Securities and other investments	82,591	77,101
Property, plant and equipment at cost	599,094	661,910
Less accumulated depreciation and amortization	438,199	477,565
Property, plant and equipment, net	160,895	184,345
Goodwill	179,828	272,951
Deferred income taxes	39,461	76,375
Other assets	165,366	167,358
Total assets	$2,183,491	$2,592,987

LIABILITIES AND EQUITY
Current liabilities
Notes payable	$43,791	$34,212
Accounts payable	210,399	224,973
Deferred revenue	234,607	222,343
Payroll and other benefits liabilities	92,364	69,814
Other current liabilities	312,575	306,002
Total current liabilities	893,736	857,344
Long-term debt	480,242	617,534
Pensions and other benefits	118,674	198,241
Post-retirement and other benefits	19,282	22,904
Deferred income taxes	9,150	34,250
Other long-term liabilities	41,592	35,892
Commitments and contingencies	—	—
Equity
Diebold, Incorporated shareholders' equity
Preferred shares, no par value, 1,000,000 authorized shares, none issued	—	—
Common shares, $1.25 par value, 125,000,000 authorized shares, 78,618,517 and 77,661,118 issued shares, 64,068,047 and 63,240,667 outstanding shares, respectively	98,273	97,076
Additional capital	385,321	358,281
Retained earnings	722,743	978,345
Treasury shares, at cost (14,550,470 and 14,420,451 shares, respectively)	(555,252)	(551,189)
Accumulated other comprehensive loss	(54,321)	(91,039)
Total Diebold, Incorporated shareholders' equity	596,764	791,474
Noncontrolling interests	24,051	35,348
Total equity	620,815	826,822
Total liabilities and equity	$2,183,491	$2,592,987

See accompanying notes to consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year ended December 31,
	2013	2012	2011
Net sales
Services	$1,637,056	$1,626,521	$1,552,358
Products	1,220,435	1,365,172	1,283,490
	2,857,491	2,991,693	2,835,848
Cost of sales
Services	1,222,675	1,215,673	1,138,213
Products	994,460	1,046,400	967,161
	2,217,135	2,262,073	2,105,374
Gross profit	640,356	729,620	730,474
Selling and administrative expense	596,694	527,729	504,436
Research, development and engineering expense	92,315	85,881	78,108
Impairment of assets	72,017	15,783	2,962
Gain on sale of assets, net	(2,410)	(1,202)	(1,921)
	758,616	628,191	583,585
Operating (loss) profit	(118,260)	101,429	146,889
Other income (expense)
Investment income	27,603	37,593	41,663
Interest expense	(29,234)	(30,330)	(34,456)
Foreign exchange gain, net	172	2,654	3,095
Miscellaneous, net	(88)	(451)	1,746
(Loss) income from continuing operations before taxes	(119,807)	110,895	158,937
Income tax expense	56,715	28,225	8,028
(Loss) income from continuing operations	(176,522)	82,670	150,909
(Loss) income from discontinued operations, net of tax	—	(3,125)	523
Net (loss) income	(176,522)	79,545	151,432
Net income attributable to noncontrolling interests	5,083	5,942	7,285
Net (loss) income attributable to Diebold, Incorporated	$(181,605)	$73,603	$144,147

Basic weighted-average shares outstanding	63,659	63,061	64,244
Diluted weighted-average shares outstanding	63,659	63,914	64,792

Basic earnings per share:
(Loss) income from continuing operations, net of tax	$(2.85)	$1.22	$2.23
(Loss) income from discontinued operations, net of tax	—	(0.05)	0.01
Net (loss) income attributable to Diebold, Incorporated	$(2.85)	$1.17	$2.24

Diluted earnings per share:
(Loss) income from continuing operations, net of tax	$(2.85)	$1.20	$2.21
(Loss) income from discontinued operations, net of tax	—	(0.05)	0.01
Net (loss) income attributable to Diebold, Incorporated	$(2.85)	$1.15	$2.22

Amounts attributable to Diebold, Incorporated
(Loss) income from continuing operations, net of tax	$(181,605)	$76,728	$143,624
(Loss) income from discontinued operations, net of tax	—	(3,125)	523
Net (loss) income attributable to Diebold, Incorporated	$(181,605)	$73,603	$144,147

See accompanying notes to consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Year ended December 31,
	2013	2012	2011
Net (loss) income	$(176,522)	$79,545	$151,432
Other comprehensive income (loss), net of tax:
Translation adjustment (net of tax of $2,064, $0 and $0, respectively)	(70,269)	(36,164)	(75,877)
Foreign currency hedges (net of tax of $(1,719), $(1,218) and $(713), respectively)	2,844	1,803	1,055
Interest rate hedges:
Net gain (loss) recognized in other comprehensive income (net of tax of $(483), $(99)and $336, respectively)	698	141	(491)
Less: reclassification adjustment for net gains included in net income (net of tax of $(132), $(230) and $(178), respectively)	192	91	156
	506	50	(647)
Pension and other post-retirement benefits:
Prior service credit recognized during the year (net of tax of $308, $99 and $94, respectively)	(493)	(160)	(164)
Net actuarial losses recognized during the year (net of tax of $(5,762), $(6,544) and $(3,597), respectively)	9,130	10,721	6,289
Net actuarial gains (losses) occurring during the year (net of tax of $(28,270), $23,765 and $26,062, respectively)	44,796	(38,939)	(45,568)
Prior service cost recognized due to curtailment (net of tax of $(803), $0 and $0, respectively	1,272	—	—
Net actuarial losses recognized due to curtailment (net of tax of $(21,069) $0 and $0, respectively)	33,386	—	—
Settlements (net of tax of $(7,799), $(8,303) and $0, respectively)	12,357	13,604	—
	100,448	(14,774)	(39,443)
Unrealized gain (loss) on securities, net:
Net gain recognized in other comprehensive income (net of tax of $(55), $0 and $0, respectively)	3,932	3,304	1,130
Less: reclassification adjustment for net gain (loss) included in net income (net of tax of $(19), $0 and $0, respectively)	1,372	4,523	(1,505)
	2,560	(1,219)	2,635
Other	1,162	(168)	(494)
Other comprehensive income (loss), net of tax	37,251	(50,472)	(112,771)
Comprehensive (loss) income	(139,271)	29,073	38,661
Less: comprehensive income attributable to noncontrolling interests	5,616	6,166	8,483
Comprehensive (loss) income attributable to Diebold, Incorporated	$(144,887)	$22,907	$30,178

See accompanying notes to consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands)

	Common Shares Number Par Value		Additional Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total Diebold, Incorporated Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, January 1, 2011	76,365,124	$95,456	$308,699	$906,326	$(435,922)	$73,626	$948,185	$28,659	$976,844
Net income				144,147			144,147	7,285	151,432
Other comprehensive (loss) income						(113,969)	(113,969)	1,198	(112,771)
Stock options exercised	149,516	187	3,856				4,043		4,043
Restricted stock units issued	121,462	152	(152)				—		—
Performance shares issued	173,575	217	(217)				—		—
Director deferred shares	7,200	9	(9)				—		—
Deferred compensation	24,079	30	(30)				—		—
Income tax benefit from share-based compensation			1,362				1,362		1,362
Share-based compensation expense			14,296				14,296		14,296
Dividends declared and paid				(72,901)			(72,901)		(72,901)
Treasury shares					(111,815)		(111,815)		(111,815)
Distributions to noncontrolling interest holders, net							—	(5,868)	(5,868)
Balance, December 31, 2011	76,840,956	$96,051	$327,805	$977,572	$(547,737)	$(40,343)	$813,348	$31,274	$844,622
Net income				73,603			73,603	5,942	79,545
Other comprehensive (loss) income						(50,696)	(50,696)	224	(50,472)
Stock options exercised	553,890	692	15,987				16,679		16,679
Restricted stock units issued	164,552	206	(206)				—		—
Performance shares issued	86,196	108	(108)				—		—
Director deferred shares	7,200	9	(9)				—		—
Deferred compensation	8,324	10	(10)				—		—
Income tax benefit from share-based compensation			982				982		982
Share-based compensation expense			13,840				13,840		13,840
Dividends declared and paid				(72,830)			(72,830)		(72,830)
Treasury shares					(3,452)		(3,452)		(3,452)
Distributions to noncontrolling interest holders, net							—	(2,092)	(2,092)
Balance, December 31, 2012	77,661,118	$97,076	$358,281	$978,345	$(551,189)	$(91,039)	$791,474	$35,348	$826,822
Net (loss) income				(181,605)			(181,605)	5,083	(176,522)
Other comprehensive income						36,718	36,718	533	37,251
Stock options exercised	591,223	740	15,983				16,723		16,723
Restricted stock units issued	279,920	350	(350)				—		—
Performance shares issued	29,882	37	(37)				—		—
Director deferred shares	30,250	38	(38)				—		—
Deferred compensation	10,781	13	(13)				—		—
Other share-based compensation	15,343	19	(19)				—		—
Income tax detriment from share-based compensation			(3,918)				(3,918)		(3,918)
Share-based compensation expense			15,432				15,432		15,432
Dividends declared and paid				(73,997)			(73,997)		(73,997)
Treasury shares					(4,063)		(4,063)		(4,063)
Distributions to noncontrolling interest holders, net							—	(16,913)	(16,913)
Balance, December 31, 2013	78,618,517	$98,273	$385,321	$722,743	$(555,252)	$(54,321)	$596,764	$24,051	$620,815

See accompanying notes to consolidated financial statements.

DIEBOLD INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flow from operating activities:
Net (loss) income	$(176,522)	$79,545	$151,432
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	82,594	78,644	79,855
Share-based compensation	15,432	13,840	14,296
Excess tax benefits from share-based compensation	(471)	(1,843)	(1,691)
Impairment of assets	72,017	15,783	2,962
Pension curtailment, settlement and special termination	69,561	21,907	—
Devaluation of Venezuelan balance sheet	1,584	—	—
Gain on sale of assets, net	(2,410)	(1,202)	(1,921)
Equity in earnings of an investee	—	(702)	(1,813)
Cash flow from changes in certain assets and liabilities, net of the effects of acquisitions:
Trade receivables	23,983	(75,275)	(22,790)
Inventories	21,337	20,955	(12,602)
Prepaid expenses	12,908	(3,490)	(119)
Prepaid income taxes	(4,889)	(1,890)	5,187
Other current assets	(11,183)	(16,080)	(389)
Accounts payable	(9,659)	2,564	11,741
Deferred revenue	16,522	(21,767)	41,610
Deferred income taxes	(15,125)	(10,558)	(29,338)
Pension and other post-retirement benefits	11,026	3,774	(14,187)
Certain other assets and liabilities	17,519	31,303	(6,836)
Net cash provided by operating activities	124,224	135,508	215,397
Cash flow from investing activities:
Proceeds from sale of discontinued operations	—	—	2,520
Payments for acquisitions, net of cash acquired	—	(28,292)	—
Proceeds from maturities of investments	464,331	325,403	259,145
Proceeds from sale of investments	55,987	50,431	52,292
Payments for purchases of investments	(537,682)	(377,070)	(356,354)
Proceeds from sale of assets	7,536	3,357	5,585
Capital expenditures	(35,447)	(49,742)	(54,753)
Increase in certain other assets	(13,747)	(13,077)	(21,386)
Purchase of finance receivables, net of cash collections	6,303	16,159	22,245
Net cash used in investing activities	(52,719)	(72,831)	(90,706)
Cash flow from financing activities:
Dividends paid	(73,997)	(72,830)	(72,901)
Debt issuance costs	—	—	(1,876)
Revolving debt (repayments) borrowings, net	(56,000)	70,000	4,000
Other debt borrowings	51,231	117,163	162,327
Other debt repayments	(121,901)	(163,538)	(103,136)
Distribution of affiliates earnings to noncontrolling interest holders	(16,913)	(2,092)	(5,868)
Excess tax benefits from share-based compensation	471	1,843	1,691
Issuance of common shares	16,723	16,679	4,043
Repurchase of common shares	(4,063)	(3,452)	(111,815)
Net cash used in financing activities	(204,449)	(36,227)	(123,535)
Effect of exchange rate changes on cash	(5,139)	8,422	4,106
(Decrease) increase in cash and cash equivalents	(138,083)	34,872	5,262
Cash and cash equivalents at the beginning of the year	368,792	333,920	328,658
Cash and cash equivalents at the end of the year	$230,709	$368,792	$333,920
Cash paid for:
Income taxes	$76,480	$49,011	$27,468
Interest	$29,543	$28,917	$30,712
Significant noncash investing and financing activities:
Accrued holdback for acquisition	$—	$12,000	$—

See accompanying notes to consolidated financial statements.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2013
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

Use of Estimates in Preparation of Consolidated Financial Statements The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include revenue recognition, the valuation of trade and financing receivables (refer to note 7), inventories, goodwill, intangible assets, other long-lived assets, legal contingencies, guarantee obligations and assumptions used in the calculation of income taxes, pension and other post-retirement benefits and customer incentives, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors. Management monitors the economic condition and other factors and will adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.

International Operations The financial statements of the Company’s international operations are measured using local currencies as their functional currencies, with the exception of Venezuela, which is measured using the U.S. dollar as its functional currency because its economy is considered highly inflationary.

The Company translates the assets and liabilities of its non-U.S. subsidiaries at the exchange rates in effect at year end and the results of operations at the average rate throughout the year. The translation adjustments are recorded directly as a separate component of shareholders’ equity, while transaction gains (losses) are included in net income. Sales to customers outside the United States in relation to total consolidated net sales approximated 52.3 percent, 48.7 percent and 52.7 percent in 2013, 2012 and 2011, respectively.
Error Correction and Reclassification The Company continues to work to remediate an internal control weakness pertaining to manufacturing and supply chain processes related to indirect tax incentives in one of its Brazilian subsidiaries. As part of remediation, during the second quarter of 2013, the Company identified an error related to prior year periods for Brazilian indirect tax incentives previously not appropriately recognized in product cost of goods sold. Prior-year amounts of product cost of sales, income tax expense, other current liabilities and retained earnings have been adjusted as management determined that the correction for each respective year is not material to each prior-year period. This correction was recorded within the Company's operations in the Brazil reporting segment. As a result of applying the correction retrospectively, previously reported product cost of sales for the years ended December 31, 2012 and 2011 increased by $6,533 and $5,455, respectively, and previously reported net income and diluted earnings per share decreased by $4,851 and $0.08 and $668 and $0.02, respectively. The aggregated amount of the correction reflected in other current liabilities and retained earnings as of December 31, 2012, 2011 and 2010 was $18,489, $13,638 and $12,970, respectively. There was no impact of the correction on previously reported cash flows from operations for the prior period.
The Company reclassified prior year amounts related to the Company's estimate of losses associated with the global Foreign Corrupt Practices Act (FCPA) investigation to conform to the current-year presentation. As a result of this reclassification, expenses of $16,750 and $3,250 for the years ended December 31, 2012 and 2011, respectively, previously reported within miscellaneous, net are now reported within selling and administrative expense within the consolidated statements of operations.
The Company has also restated the presentation of certain prior-year segment information to conform to the current presentation. As discussed in Note 19, effective in the fourth quarter of 2013, the Company began managing its business on a regional geographic basis, changing from the previous model, which was a more condensed geographic basis. In order to align the Company’s external reporting of its financial results with this change, the Company has modified its segment reporting and has restated prior period segment information to conform to the current period presentation of its segment information. The Company now reports the following five segments: North America (NA), Asia Pacific (AP), Europe, Middle East and Africa (EMEA), Latin America (LA) and Brazil.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2013
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

Revenue Recognition The Company’s revenue recognition policy is consistent with the requirements of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 605, Revenue Recognition (ASC 605). In general, the Company records revenue when it is realized, or realizable and earned. The Company considers revenue to be realized, or realizable and earned when, persuasive evidence of an arrangement exists, the products or services have been approved by the customer after delivery and/or installation acceptance or performance of services; the sales price is fixed or determinable within the contract; and collectability is reasonably assured. The Company's products include both hardware and the software required for the equipment to operate as intended, and for product sales, the Company determines the earnings process is complete when title, risk of loss and the right to use the product has transferred to the customer. Within NA, the earnings process is completed upon customer acceptance. Where the Company is contractually responsible for installation, customer acceptance occurs upon completion of the installation of all equipment at a job site and the Company’s demonstration that the equipment is in operable condition. Where the Company is not contractually responsible for installation, customer acceptance occurs upon shipment or delivery to a customer location depending on the terms within the contract. Internationally, customer acceptance is upon the earlier of delivery or completion of the installation depending on the terms in the contract with the customer.

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

For software sales, excluding software required for the equipment to operate as intended, the Company applies the software revenue recognition principles within FASB ASC 985-605, Software - Revenue Recognition. For software and software-related deliverables (software elements), the Company allocates revenue based upon the relative fair value of these deliverables as determined by VSOE. If the Company cannot obtain VSOE for any undelivered software element, revenue is deferred until all deliverables have been delivered or until VSOE can be determined for any remaining undelivered software elements. When the fair value of a delivered element cannot be established, but fair value evidence exists for the undelivered software elements, the Company uses the residual method to recognize revenue. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement consideration is allocated to the delivered elements and recognized as revenue.

The Company has the following revenue streams related to sales to its customers:

Financial Self-Service Product & Outsourcing and Managed Services Revenue Financial self-service (FSS) products are primarily automated teller machines (ATMs) and other equipment primarily used in the banking industry which include both hardware and the software required for the equipment to operate as intended. The Company also provides service contracts on FSS products that typically cover a 12-month period and can begin at any time after the warranty period expires. The service provided under warranty is limited as compared to those offered under service contracts. Further, warranty is not considered a separate deliverable of the sale and covers only replacement of defective parts inclusive of labor. Service contracts provide additional services beyond those covered under the warranty, including preventative maintenance service, cleaning, supplies stocking and cash handling, all of which are not essential to the functionality of the equipment. Service revenue also includes services and parts the Company provides on a billed-work basis that are not covered by warranty or service contract. The Company also provides customers with integrated services such as outsourced and managed services, including remote monitoring, trouble-shooting, training, transaction processing, currency management, maintenance or full support services.

Electronic Security Products & Outsourcing and Managed Services Revenue The Company provides global product sales, service, installation, project management for longer-term contracts and monitoring of original equipment manufacturer electronic security products to financial, government, retail and commercial customers. These solutions provide the Company’s customers a single-source solution to their electronic security needs.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2013
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

Physical Security & Facility Revenue The Company designs, manufactures and/or procures and installs physical security and facility products. These consist of vaults, safe deposit boxes and safes, drive-up banking equipment and a host of other banking facilities products.

Election and Lottery Systems Revenue The Company offers election and lottery systems product solutions and support to the Brazilian government. Election systems revenue consists of election equipment sales, networking, tabulation and diagnostic software development, training, support and maintenance. Lottery systems revenue primarily consists of equipment sales. The election and lottery equipment components are included in product revenue. The software development, training, support and maintenance components are included in service revenue.
Software Solutions & Service Revenue The Company offers software solutions, excluding software required for the equipment to operate as intended, consisting of multiple applications that process events and transactions (networking software) along with the related server. Sales of networking software represent software solutions to customers that allow them to network various different vendors’ ATMs onto one network. Included within service revenue is revenue from software support agreements, which are typically 12 months in duration and pertain to networking software.
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

Advertising Costs Advertising costs are expensed as incurred and were $9,812, $11,316 and $10,474 in 2013, 2012 and 2011, respectively.

Research, Development and Engineering Research, development and engineering costs are expensed as incurred and were $92,315, $85,881 and $78,108 in 2013, 2012 and 2011, respectively.

Shipping and Handling Costs The Company recognizes shipping and handling fees billed when products are shipped or delivered to a customer and includes such amounts in net sales. Third-party freight payments are recorded in cost of sales.

Taxes on Income Deferred taxes are provided on an asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences, operating loss carry-forwards and tax credits. Deferred tax liabilities are recognized for taxable temporary differences and undistributed earnings in certain tax jurisdictions. Deferred tax assets are reduced by a valuation allowance when, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Determination of a valuation allowance involves estimates regarding the timing and amount of the reversal of taxable temporary differences, expected future taxable income and the impact of tax planning strategies. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2013
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

Split-Dollar Life Insurance The Company recognizes a liability for the post-retirement obligation associated with a collateral assignment arrangement if, based on an agreement with an employee, the Company has agreed to maintain a life insurance policy during the post-retirement period or to provide a death benefit. In addition, the Company recognizes a liability and related compensation costs for future benefits that extend to post-retirement periods.

Goodwill Goodwill is the cost in excess of the net assets of acquired businesses (refer to note 10). The Company tests all existing goodwill at least annually as of November 30 for impairment on a reporting unit basis. The Company tests for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the carrying value of a reporting unit below its reported amount. The Company’s reporting units are defined as Domestic and Canada, LA, Brazil, AP, and EMEA. Each year, the Company may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. In evaluating whether it is more likely than not the fair value of a reporting unit is less than its carrying amount, the Company considers the following events and circumstances, among others, if applicable: (a) macroeconomic conditions such as general economic conditions, limitations on accessing capital or other developments in equity and credit markets; (b) industry and market considerations such as competition, multiples or metrics and changes in the market for the Company's products and services or regulatory and political environments; (c) cost factors such as raw materials, labor or other costs; (d) overall financial performance such as cash flows, actual and planned revenue and earnings compared with actual and projected results of relevant prior periods; (e) other relevant events such as changes in key personnel, strategy or customers; (f) changes in the composition of a reporting unit's assets or expected sales of all or a portion of a reporting unit; and (g) any sustained decrease in share price.

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

The techniques used in the Company's qualitative assessment and, if necessary, two-step impairment test have incorporated a number of assumptions that the Company believes to be reasonable and to reflect market conditions forecast at the assessment date. Assumptions in estimating future cash flows are subject to a high degree of judgment. The Company makes all efforts to forecast future cash flows as accurately as possible with the information available at the time the forecast is made. To this end, the Company evaluates the appropriateness of its assumptions as well as its overall forecasts by comparing projected results of upcoming years with actual results of preceding years and validating that differences therein are reasonable. Key assumptions, all of which are Level 3 inputs (refer to note 18), relate to price trends, material costs, discount rate, customer demand and the long-

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2013
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

term growth and foreign exchange rates. A number of benchmarks from independent industry and other economic publications were also used. Changes in assumptions and estimates after the assessment date may lead to an outcome where impairment charges would be required in future periods. Specifically, actual results may vary from the Company’s forecasts and such variations may be material and unfavorable, thereby triggering the need for future impairment tests where the conclusions may differ in reflection of prevailing market conditions.

Long-Lived Assets Impairment of long-lived assets is recognized when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the expected future undiscounted cash flows are less than the carrying amount of the asset, an impairment loss is recognized at that time to reduce the asset to the lower of its fair value or its net book value.

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

Pensions and Other Post-retirement Benefits Annual net periodic expense and benefit liabilities under the Company’s defined benefit plans are determined on an actuarial basis. Assumptions used in the actuarial calculations have a significant impact on plan obligations and expense. Members of the management investment committee periodically review the actual experience compared with the more significant assumptions used and make adjustments to the assumptions, if warranted. The healthcare trend rates are reviewed based upon the results of actual claims experience. The discount rate is determined by analyzing the average return of high-quality (i.e., AA-rated) fixed-income investments and the year-over-year comparison of certain widely used benchmark indices as of the measurement date. The expected long-term rate of return on plan assets is determined using the plans’ current asset allocation and their expected rates of return based on a geometric averaging over 20 years. The rate of compensation increase assumptions reflects the Company’s long-term actual experience and future and near-term outlook. Pension benefits are funded through deposits with trustees. Other post-retirement benefits are not funded and the Company’s policy is to pay these benefits as they become due.

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

Comprehensive Income Items included in other comprehensive income primarily represent adjustments made for foreign currency translation,hedging activities (refer to note 16), pension and other post-retirement benefit plans (refer to note 12) and unrealized gains and losses on available-for-sale securities (refer to note 5). Reclassification adjustments recognized in AOCI for net gains on interest rate hedges and available-for-sale securities are included in interest expense and investment income, respectively, in the consolidated statement of operations. Pension and postretirement benefit AOCI components are included in the computation of net periodic benefit cost.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2013
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

Accumulated other comprehensive loss consists of the following as of December 31:

	2013	2012	2011
Translation adjustment (net of tax of $2,064, $0 and $0, respectively)	$(2,409)	$68,393	$104,781
Foreign currency hedges (net of tax of $1,380, $3,099 and $4,317, respectively)	(1,884)	(4,728)	(6,531)
Interest rate hedges (net of tax of $352, $703 and $572, respectively)	(960)	(1,466)	(1,516)
Pensions and other post-retirement benefits (net of tax $28,002, $91,397 and $82,380, respectively)	(52,027)	(152,475)	(137,701)
Unrealized gain on securities, net (net of tax $36, $0 and $0, respectively)	2,679	119	1,338
Other	280	(882)	(714)
Total accumulated other comprehensive loss	$(54,321)	$(91,039)	$(40,343)

Foreign currency translation adjustments are not booked net of tax, with the exception of deferred taxes on undistributed foreign subsidiary previously taxed income. Foreign currency translation adjustments are accounted for under the indefinite reversal criterion of FASB ASC 740-30, Income Taxes — Other Considerations or Special Areas.
Recently Adopted Accounting Guidance
In February 2013, the FASB issued Accounting Standards Update (ASU) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02), which required entities to disclose additional information for items reclassified out of accumulated other comprehensive income (AOCI). For items reclassified out of AOCI and into net income in their entirety, entities are required to disclose the effect of the reclassification on each affected net income line item. For AOCI reclassification items that are not reclassified in their entirety into net income, a cross reference to other required U.S. GAAP disclosures is required. This information may be provided either in the notes or parenthetically on the face of the statement that reports net income as long as all the information is disclosed in a single location. However, an entity is prohibited from providing this information parenthetically on the face of the statement that reports net income if it has items that are not reclassified in their entirety into net income. The guidance is effective for annual and interim reporting periods beginning after December 15, 2012. The adoption of this update did not have a material impact on the financial statements of the Company, however, the additional disclosures as required by ASU 2013-02 are included in the consolidated statement of comprehensive (loss) income.
In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which allows assessment of qualitative factors to determine if it is more likely than not that the fair value of indefinite-lived intangible assets are less than their carrying amount. If that assessment indicates no impairment, the quantitative impairment test is not required. The FASB issued similar guidance for testing goodwill for impairment in September 2011. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this update did not have an impact on the financial statements of the Company.
Recently Issued Accounting Guidance
In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which requires entities to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (NOL) or tax credit carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. This accounting standard update requires entities to assess whether to net the unrecognized tax benefit with a deferred tax asset as of the reporting date. This guidance is effective for fiscal years beginning after December 15, 2013, with early adoption permitted. The adoption of this update is not expected to have a material impact on the financial statements of the Company.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2013
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

The following table represents amounts used in computing earnings per share and the effect on the weighted-average number of shares of dilutive potential common shares for the years ended December 31:

	2013	2012	2011
Numerator:
(Loss) income used in basic and diluted earnings per share:
(Loss) income from continuing operations, net of tax	$(181,605)	$76,728	$143,624
(Loss) income from discontinued operations, net of tax	—	(3,125)	523
Net (loss) income attributable to Diebold, Incorporated	$(181,605)	$73,603	$144,147
Denominator (in thousands):
Weighted-average number of common shares used in basic earnings per share	63,659	63,061	64,244
Effect of dilutive shares (1)	—	853	548
Weighted-average number of shares used in diluted earnings per share	63,659	63,914	64,792
Basic earnings per share:
(Loss) income from continuing operations, net of tax	$(2.85)	$1.22	$2.23
(Loss) income from discontinued operations, net of tax	—	(0.05)	0.01
Net (loss) income attributable to Diebold, Incorporated	$(2.85)	$1.17	$2.24
Diluted earnings per share:
(Loss) income from continuing operations, net of tax	$(2.85)	$1.20	$2.21
(Loss) income from discontinued operations, net of tax	—	(0.05)	0.01
Net (loss) income attributable to Diebold, Incorporated	$(2.85)	$1.15	$2.22

Anti-dilutive shares (in thousands):
Anti-dilutive shares not used in calculating diluted weighted-average shares	2,597	2,201	2,270

(1)
Incremental shares of 545 thousand were excluded from the computation of diluted EPS for the year ended December 31, 2013 because their effect is anti-dilutive due to the loss from continuing operations.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2013
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

NOTE 3:  SHARE-BASED COMPENSATION AND EQUITY

Dividends On the basis of amounts declared and paid quarterly, the annualized dividends per share were $1.15, $1.14 and $1.12 for the years ended December 31, 2013, 2012 and 2011, respectively.

Share-Based Compensation Cost The Company recognizes costs resulting from all share-based payment transactions based on the fair market value of the award as of the grant date. Awards are valued at fair value and compensation cost is recognized on a straight-line basis over the requisite periods of each award. The Company estimated forfeiture rates are based on historical experience. To cover the exercise and/or vesting of its share-based payments, the Company generally issues new shares from its authorized, unissued share pool. The number of common shares that may be issued pursuant to the Amended and Restated 1991 Equity and Performance Incentive Plan (as amended and restated as of April 13, 2009) (1991 Plan) was 5,848,474, of which 2,348,784 shares were available for issuance at December 31, 2013.

The following table summarizes the components of the Company’s employee and non-employee share-based compensation programs recognized as selling and administrative expense for the years ended December 31:

	2013	2012	2011
Stock options:
Pre-tax compensation expense	$6,032	$2,572	$3,486
Tax benefit	(2,198)	(825)	(1,238)
Stock option expense, net of tax	$3,834	$1,747	$2,248

Restricted stock units:
Pre-tax compensation expense	$5,580	$5,741	$5,734
Tax benefit	(1,672)	(1,809)	(1,845)
RSU expense, net of tax	$3,908	$3,932	$3,889

Performance shares:
Pre-tax compensation expense	$2,162	$4,425	$4,076
Tax benefit	(768)	(1,602)	(1,459)
Performance share expense, net of tax	$1,394	$2,823	$2,617

Director deferred shares:
Pre-tax compensation expense	$1,158	$1,102	$1,000
Tax benefit	(428)	(408)	(370)
Deferred share expense, net of tax	$730	$694	$630

Total share-based compensation:
Pre-tax compensation expense	$14,932	$13,840	$14,296
Tax benefit	(5,066)	(4,644)	(4,912)
Total share-based compensation, net of tax	$9,866	$9,196	$9,384

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2013
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

The following table summarizes information related to unrecognized share-based compensation costs as of December 31, 2013:

	Unrecognized Cost	Weighted-Average Period
		(years)
Stock options	$2,948	2.1
RSUs	7,361	1.7
Performance shares	2,836	1.1
Director deferred shares	163	0.3
	$13,308

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

Stock Options
Stock options generally vest over a four- or five-year period and have a maturity of ten years from the issuance date. Option exercise prices equal the closing price of the Company’s common shares on the date of grant. The estimated fair value of the options granted was calculated using a Black-Scholes option pricing model using the following assumptions:

	2013	2012	2011
Expected life (in years)	6	6-7	6-7
Weighted-average volatility	38%	41%	40%
Risk-free interest rate	1.08-1.27%	0.83-1.39%	1.15-3.05%
Expected dividend yield	3.23-3.59%	3.08-3.23%	2.74-2.97%
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

Options outstanding and exercisable as of December 31, 2013 and changes during the year ended were as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(in thousands)	(per share)	(in years)
Outstanding at January 1, 2013	2,668	$37.56
Expired or forfeited	(463)	35.47
Exercised	(591)	28.29
Granted	340	30.51
Outstanding at December 31, 2013	1,954	39.63	4	$1,873
Options exercisable at December 31, 2013	1,474	42.04	3	1,159
Options vested and expected to vest (2) at December 31, 2013	1,933	39.71	4	1,832

(1)
The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing share price on the last trading day of the year in 2013 and the exercise price, multiplied by the number of “in-the-money” options) that would have been received by the option holders had all option holders exercised their options on December 31, 2013. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common shares.

(2)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumption to total outstanding non-vested options.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2013
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

The aggregate intrinsic value of options exercised for the years ended December 31, 2013, 2012 and 2011 was $2,083, $4,393 and $936, respectively. The weighted-average grant-date fair value of stock options granted for the years ended December 31, 2013, 2012 and 2011 was $7.79, $10.43 and $10.90, respectively. Total fair value of stock options vested during the years ended December 31, 2013, 2012 and 2011 was $8,043, $3,413 and $2,967, respectively. Exercise of options during the year ended December 31, 2013, 2012 and 2011 resulted in cash receipts of $16,723, $16,679 and $4,043, respectively.

Restricted Stock Units
Each RSU provides for the issuance of one common share of the Company at no cost to the holder and generally vests after three to seven years. During the vesting period, employees are paid the cash equivalent of dividends on RSUs. Non-vested RSUs are forfeited upon termination unless the Board of Directors determines otherwise.

Non-vested RSUs outstanding as of December 31, 2013 and changes during the year ended were as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
	(in thousands)
Non-vested at January 1, 2013	732	$33.33
Forfeited	(172)	32.90
Vested	(311)	32.72
Granted	250	30.14
Non-vested at December 31, 2013	499	32.28

The weighted-average grant-date fair value of RSUs granted for the years ended December 31, 2013, 2012 and 2011 was $30.14, $35.16 and $32.86, respectively. The total fair value of RSUs vested during the years ended December 31, 2013, 2012 and 2011 was $9,176, $4,202 and $3,226, respectively.

Performance Shares
Performance shares are granted based on certain management objectives, as determined by the Board of Directors each year. Each performance share earned entitles the holder to one common share of the Company. The performance share objectives are generally calculated over a three-year period and no shares are granted unless certain management threshold objectives are met.

Non-vested performance shares outstanding as of December 31, 2013 and changes during the year ended were as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
	(in thousands)
Non-vested at January 1, 2013	729	$40.41
Forfeited	(433)	37.70
Vested	(31)	35.49
Granted	277	29.15
Non-vested at December 31, 2013	542	37.10

Non-vested performance shares are based on a maximum potential payout. Actual shares granted at the end of the performance period may be less than the maximum potential payout level depending on achievement of performance share objectives. The weighted-average grant-date fair value of performance shares granted for the years ended December 31, 2013, 2012 and 2011 was $29.15, $44.25 and $39.85, respectively. The total fair value of performance shares vested during the years ended December 31, 2013, 2012 and 2011 was $1,090, $2,521 and $5,041, respectively.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2013
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

NON-EMPLOYEE SHARE-BASED COMPENSATION AWARDS
Director Deferred Shares
Deferred shares have been issued to non-employee directors under the 1991 Plan. Deferred shares provide for the issuance of one common share of the Company at no cost to the holder. Deferred shares vest in either a six- or twelve-month period and are issued at the end of the deferral period. During the vesting period and until the common shares are issued, non-employee directors are paid the cash equivalent of dividends on deferred shares.

Non-vested director deferred shares as of December 31, 2013 and changes during the year ended were as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
	(in thousands)
Non-vested at January 1, 2013	20	$40.54
Forfeited	(3)	40.54
Vested	(31)	35.80
Granted	44	29.73
Non-vested at December 31, 2013	30	29.73
Vested at December 31, 2013	116	34.88
Outstanding at December 31, 2013	146	33.81

The weighted-average grant-date fair value of deferred shares granted for the years ended December 31, 2013, 2012 and 2011 was $29.73, $40.54 and $33.98, respectively. The aggregate intrinsic value of deferred shares released during the years ended December 31, 2013, 2012 and 2011 was $1,023, $247 and $247, respectively. Total fair value of deferred shares vested for the years ended December 31, 2013, 2012 and 2011 was $1,090, $979 and $887, respectively.

Other Non-employee Share-Based Compensation
In connection with the acquisition of Diebold Colombia, S.A., in December 2005, the Company issued warrants to purchase 35 thousand common shares with an exercise price of $46.00 per share and grant-date fair value of $14.66 per share. The grant-date fair value of the warrants was valued using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.45 percent, dividend yield of 1.63 percent, expected volatility of 30 percent, and contractual life of six years. The warrants will expire in December 2016.

NOTE 4:  INCOME TAXES

The following table presents components of (loss) income from continuing operations before income taxes for the years ended December 31:

	2013	2012	2011
Domestic	$(171,878)	$(37,910)	$16,173
Foreign	52,071	148,805	142,764
Total	$(119,807)	$110,895	$158,937

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2013
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

The following table presents the components of income tax expense from continuing operations for the years ended December 31:

	2013	2012	2011
Current:
U.S. Federal	$10,453	$3,381	$(921)
Foreign	59,481	39,185	41,244
State and local	3,231	2,006	932
Total current	73,165	44,572	41,255
Deferred:
U.S. Federal	(20,180)	(2,344)	9,727
Foreign	9,678	(13,159)	(40,105)
State and local	(5,948)	(844)	(2,849)
Total deferred	(16,450)	(16,347)	(33,227)
Income tax expense	$56,715	$28,225	$8,028

In addition to the income tax expense listed above for the years ended December 31, 2013, 2012 and 2011, income tax expense (benefit) allocated directly to shareholders equity for the same periods was $67,351, $(8,909) and $(23,695), respectively. Offsetting the income tax expense allocated directly to shareholders equity for the year ended December 31, 2013 was a benefit of $9,049 related to current year movement in valuation allowance.

Income tax expense attributable to (loss) income from continuing operations differed from the amounts computed by applying the U.S. federal income tax rate of 35 percent to pretax (loss) income from continuing operations. The following table presents these differences for the years ended December 31:

	2013	2012	2011
Statutory tax (benefit) expense	$(41,932)	$38,813	$55,628
Brazil nontaxable incentive	(7,849)	(10,622)	(10,652)
Valuation allowance	43,884	1,609	(35,650)
Brazil tax goodwill amortization	(3,807)	(4,802)	(5,231)
Foreign tax rate differential	(12,432)	(14,332)	(10,946)
Previously undistributed subsidiary earnings	59,460	10,648	10,724
Accrual adjustments	5,755	494	(2,584)
Non-deductible goodwill	5,189	—	—
FCPA provision, nondeductible portion	5,412	2,939	1,563
Other	3,035	3,478	5,176
Income tax expense	$56,715	$28,225	$8,028
In the second quarter of 2013, the Company recorded a valuation allowance for the Brazil manufacturing subsidiary due to a change in circumstances including lower profitability in core operations, lower anticipated taxable income and an unfavorable business outlook. The Company also changed its assertion regarding the indefinite reinvestment of foreign subsidiary earnings due primarily to forecasted cash needs within the United States and strategic decisions related to the Company’s capital structure. As a result, the Company recorded current and deferred tax expense (net of related foreign tax credits) due to the repatriation of earnings of approximately $55,000. In 2011 The Company released a valuation allowance for the Brazil manufacturing subsidiary related to a change in circumstances including sustained profitability in core operations and a favorable outlook.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2013
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

The Company recognizes the benefit of tax positions taken or expected to be taken in its tax returns in the consolidated financial statements when it is more likely than not that the position will be sustained upon examination by authorities. Recognized tax positions are measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement.
Details of the unrecognized tax benefits are as follows:

	2013	2012
Balance at January 1	$13,178	$12,636
Increases related to prior year tax positions	1,489	712
Decreases related to prior year tax positions	—	(181)
Increases related to current year tax positions	2,864	180
Reduction due to lapse of applicable statute of limitations	(986)	(169)
Balance at December 31	$16,545	$13,178

The entire amount of unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate.

The Company classifies interest expense and penalties related to the underpayment of income taxes in the consolidated financial statements as income tax expense. Consistent with the treatment of interest expense, the Company accrues interest income on overpayments of income taxes where applicable and classifies interest income as a reduction of income tax expense in the consolidated financial statements. As of December 31, 2013 and 2012, accrued interest and penalties related to unrecognized tax benefits totaled approximately $5,805 and $4,043, respectively.

It is reasonably possible that the total amount of unrecognized tax benefits will change during the next 12 months. The Company does not expect those changes to have a significant impact on its consolidated financial statements. The expected timing of payments cannot be determined with any degree of certainty.

As of December 31, 2013, the Company is under audit by the IRS for tax years ended December 31, 2010, 2009 and 2008. All federal tax years prior to 2004 are closed by statute. The Company is subject to tax examination in various U.S. state jurisdictions for tax years 2003 to the present, as well as various foreign jurisdictions for tax years 2005 to the present.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2013
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31 are as follows:

	2013	2012
Deferred tax assets:
Accrued expenses	$56,351	$43,622
Warranty accrual	25,973	26,296
Deferred compensation	15,776	18,587
Allowance for doubtful accounts	8,280	9,239
Inventories	13,437	12,930
Deferred revenue	14,900	15,101
Pension and post-retirement benefits	48,565	66,222
Finance lease receivables	—	6,210
Tax credits	34,146	23,738
Net operating loss carryforwards	79,300	74,528
Capital loss carryforwards	2,853	3,534
State deferred taxes	13,630	17,341
Other	2,233	5,903
	315,444	323,251
Valuation allowance	(92,138)	(57,303)
Net deferred tax assets	$223,306	$265,948

Deferred tax liabilities:
Property, plant and equipment	$15,989	$14,369
Goodwill and intangible assets	19,978	41,175
Finance lease receivables	1,042	—
Investment in partnership	12,824	17,056
Undistributed earnings	27,766	5,016
Other	6,759	3,511
Net deferred tax liabilities	84,358	81,127
Net deferred tax asset	$138,948	$184,821

Deferred income taxes reported in the consolidated balance sheets as of December 31 are as follows:

	2013	2012
Deferred income taxes - current assets	$110,165	$143,248
Deferred income taxes - long-term assets	39,461	76,375
Other current liabilities	(1,528)	(552)
Deferred income taxes - long-term liabilities	(9,150)	(34,250)
Net deferred tax asset	$138,948	$184,821

At December 31, 2013, the Company had domestic and international NOL carryforwards of $519,533, resulting in an NOL deferred tax asset of $79,300. Of these NOL carryforwards, $390,529 expires at various times between 2014 and 2034 and $129,004 does not expire. At December 31, 2013, the Company had a domestic foreign tax credit carryforward resulting in a deferred tax asset of $26,481 that will expire between 2018 and 2023 and a general business credit carry forward resulting in a deferred tax asset of $8,011 that will expire between 2029 and 2033.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2013
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

At December 31, 2012, the Company had domestic and international NOL carryforwards of $520,803, resulting in an NOL deferred tax asset of $74,528. Of these NOL carryforwards, $407,827 expires at various times between 2013 and 2033 and $112,976 does not expire. At December 31, 2012, the Company had a domestic foreign tax credit carryforward resulting in a deferred tax asset of $24,263 that will expire between 2017 and 2020 and a general business credit carry forward resulting in a deferred tax asset of $780 that will expire between 2031 and 2032.

The Company has a valuation allowance to reflect the estimated amount of certain foreign and state deferred tax assets that, more likely than not, will not be realized. The net change in total valuation allowance for the years ended December 31, 2013 and 2012 was an increase of $34,835 and a decrease of $9,685, respectively. The 2013 increase in valuation allowance is primarily attributable to recording valuation allowances for Brazil and Italy deferred tax assets, partially offset by the release of a valuation allowance for Switzerland deferred tax assets. The 2012 reduction in valuation allowance is primarily attributable to the write off of deferred tax assets and corresponding valuation allowance for dissolved legal entities. The Company believes that net deferred tax assets are more likely than not to be realized due to income generated by future operations.

For the years ended December 31, 2013 and 2012, provisions were made for foreign withholding taxes and estimated U.S. income taxes, less available tax credits, which may be incurred upon the remittance of certain undistributed earnings in foreign subsidiaries and foreign unconsolidated affiliates. Provisions have not been made for income taxes on approximately $425,997 of undistributed earnings at December 31, 2013 in foreign subsidiaries and corporate joint ventures that are deemed permanently reinvested. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable because such liability, if any, depends on certain circumstances existing if and when remittance occurs. A deferred tax liability will be recognized if and when the Company no longer plans to permanently reinvest these undistributed earnings.

NOTE 5:  INVESTMENTS

The Company’s investments, primarily in Brazil, consist of certificates of deposit and U.S. dollar indexed bond funds that are classified as available-for-sale and stated at fair value based upon quoted market prices and net asset values, respectively. Unrealized gains and losses are recorded in AOCI. Realized gains and losses are recognized in investment income and are determined using the specific identification method. Realized gains from the sale of securities for the years ended December 31, 2013 and 2012 were $3,987 and $4,523, respectively. Proceeds from the sale of available-for-sale securities were $55,987 and $50,431 during the years ended December 31, 2013 and 2012, respectively.

The Company has deferred compensation plans that enable certain employees to defer receipt of a portion of their cash, 401(k) or share-based compensation and non-employee directors to defer receipt of director fees at the participants’ discretion. For deferred cash-based compensation, the Company established rabbi trusts (refer to note 12), which are recorded at fair value of the underlying securities within securities and other investments. The related deferred compensation liability is recorded at fair value within other long-term liabilities. Realized and unrealized gains and losses on marketable securities in the rabbi trusts are recognized in investment income.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2013
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

The Company’s investments, excluding cash surrender value of insurance contracts of $72,214 and $70,318 as of December 31, 2013 and 2012, respectively, consist of the following:

	Cost Basis	Unrealized Gain/(Loss)	Fair Value
As of December 31, 2013
Short-term investments:
Certificates of deposit	$215,010	$—	$215,010
U.S. dollar indexed bond funds	25,263	2,715	27,978
	$240,273	$2,715	$242,988
Long-term investments:
Assets held in a rabbi trust	$10,085	$292	$10,377

As of December 31, 2012
Short-term investments:
Certificates of deposit	$258,518	$—	$258,518
U.S. dollar indexed bond funds	3,249	119	3,368
	$261,767	$119	$261,886
Long-term investments:
Assets held in a rabbi trust	$6,266	$517	$6,783

NOTE 6:  FINANCE LEASE RECEIVABLES

The Company provides financing arrangements to customers purchasing its products. These financing arrangements are largely classified and accounted for as sales-type leases. The Company did not sell any finance lease receivables in 2013. In 2012 and 2011, the Company sold finance lease receivables of $50,225 and $14,987, respectively.

The following table presents the components of finance lease receivables as of December 31:

	2013	2012
Gross minimum lease receivable	$109,312	$76,763
Allowance for credit losses	(439)	(525)
Estimated unguaranteed residual values	6,979	7,508
	115,852	83,746
Less:
Unearned interest income	(9,345)	(4,771)
Unearned residuals	(1,016)	(1,319)
	(10,361)	(6,090)
Total	$105,491	$77,656

Future minimum payments due from customers under finance lease receivables as of December 31, 2013 are as follows:

2014	$34,941
2015	29,778
2016	22,811
2017	10,805
2018	4,085
Thereafter	6,892
$109,312

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2013
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

NOTE 7:  ALLOWANCE FOR CREDIT LOSSES

Trade Receivables The Company evaluates the collectability of trade receivables based on a percentage of sales related to historical loss experience. The Company will also record periodic adjustments for known events such as specific customer circumstances and changes in the aging of accounts receivable balances. After all efforts at collection have been unsuccessful, the account is deemed uncollectible and is written off.

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

The following table summarizes the Company’s allowance for credit losses and amount of financing receivables evaluated for impairment:

	Finance Leases	Notes Receivable	Total
Allowance for credit losses
Balance at January 1, 2012	$210	$2,047	$2,257
Provision for credit losses	263	—	263
Recoveries	52	—	52
Balance at December 31, 2012	$525	$2,047	$2,572
Provision for credit losses	8	4,134	4,142
Recoveries	3	—	3
Write-offs	(97)	(2,047)	(2,144)
Balance at December 31, 2013	$439	$4,134	$4,573

The Company's allowance of $4,573 and $2,572 for the years ended December 31, 2013 and 2012, respectively, all resulted from individual impairment evaluation. As of December 31, 2013, finance leases and notes receivables individually evaluated for impairment were $105,930 and $17,340, respectively. As of December 31, 2012, finance leases and notes receivables individually evaluated for impairment were $78,181 and $12,855, respectively.

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

As of December 31, 2013 and 2012, the recorded investment in past-due finance lease receivables on nonaccrual status was $1,670 and $2,060, respectively, and there were no recorded investments in finance lease receivables past due 90 days or more and still accruing interest. The recorded investment in impaired notes receivable was $4,134 and $2,047 as of December 31, 2013 and 2012, respectively, and was fully reserved as of December 31, 2013.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2013
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

The following table summarizes the Company’s aging of past-due notes receivable balances:

	December 31,
	2013	2012
30-59 days past due	$85	$—
60-89 days past due	—	—
> 89 days past due	—	1,840
Total past due	$85	$1,840

NOTE 8:  INVENTORIES

The following table summarizes the major classes of inventories as of December 31:

	2013	2012
Finished goods	$167,577	$183,286
Service parts	132,508	151,189
Raw materials and work in process	76,377	78,521
Total inventories	$376,462	$412,996

NOTE 9:  PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment, at cost less accumulated depreciation and amortization as of December 31:

	Estimated Useful Life
	(years)	2013	2012
Land and land improvements	0-15	$7,008	$7,652
Buildings and building equipment	15	63,225	67,533
Machinery, tools and equipment	5-12	93,403	118,663
Leasehold improvements (1)	10	26,858	27,026
Computer equipment	3-5	79,719	83,822
Computer software	5-10	154,622	178,590
Furniture and fixtures	5-8	71,492	79,346
Tooling	3-5	85,560	82,539
Construction in progress		17,207	16,739
Total property plant and equipment, at cost		$599,094	$661,910
Less accumulated depreciation and amortization		438,199	477,565
Total property plant and equipment, net		$160,895	$184,345
(1) The estimated useful life for leasehold improvements is the lesser of 10 years or the term of the lease.

During 2013, 2012 and 2011, depreciation expense, computed on a straight-line basis over the estimated useful lives of the related assets, was $50,151, $51,447 and $50,549, respectively.

During 2013 and 2012, the Company recorded impairment charges of $2,017 and $7,835, respectively, related to its property, plant and equipment. Impairment charges in 2012 related primarily to a portion of the Company's global enterprise resource planning (ERP) system. Previously capitalized software and software-related costs were impaired due to changes in the ERP implementation plan related to configuration and design.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2013
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

NOTE 10:  GOODWILL AND OTHER ASSETS

The changes in carrying amounts of goodwill within the Company’s segments are summarized as follows:

	NA	AP	EMEA	LA	Brazil	Total
Goodwill	$112,113	$46,012	$168,714	$4,701	$142,267	$473,807
Accumulated impairment losses	(13,171)	—	(168,714)	—	(38,859)	(220,744)
Balance at January 1, 2012	$98,942	$46,012	$—	$4,701	$103,408	$253,063
Goodwill acquired	—	—	—	—	26,003	26,003
Currency translation adjustment	63	(25)	—	321	(6,474)	(6,115)
Goodwill	112,176	45,987	168,714	5,022	161,796	493,695
Accumulated impairment losses	(13,171)	—	(168,714)	—	(38,859)	(220,744)
Balance at December 31, 2012	$99,005	$45,987	$—	$5,022	$122,937	$272,951
Impairment loss	—	—	—	—	(70,000)	(70,000)
Currency translation adjustment	(147)	(4,680)	—	(198)	(18,098)	(23,123)
Goodwill	112,029	41,307	168,714	4,824	143,698	470,572
Accumulated impairment losses	(13,171)	—	(168,714)	—	(108,859)	(290,744)
Balance at December 31, 2013	$98,858	$41,307	$—	$4,824	$34,839	$179,828

Goodwill During the third quarter of 2013, the Company performed an other-than-annual assessment for its Brazil reporting unit based on a two-step impairment test as a result of a reduced earnings outlook for the Brazil business unit. This was due to a deteriorating macro-economic outlook, structural changes to an auction-based purchasing environment and new competitors entering the market. The Company concluded that the goodwill within the Brazil reporting unit was partially impaired and recorded a $70,000 pre-tax, non-cash goodwill impairment charge. In the fourth quarter of 2013, the Brazil reporting unit was reviewed for impairment based on a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. In addition, the remaining reporting units were reviewed based on a two-step test. These tests resulted in no additional impairment in any of the Company's reporting units. The Company concluded the AP reporting unit had excess fair value of approximately $23,000 or eight percent when compared to its carrying amount. The Domestic and Canada and LA reporting units had excess fair value greater than 100 percent when compared to their carrying amounts.

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

Other Assets Included in other assets are net capitalized computer software development costs of $40,235 and $49,513 as of December 31, 2013 and 2012, respectively. Amortization expense on capitalized software of $20,889, $18,833 and $18,742 was included in product cost of sales for 2013, 2012 and 2011, respectively. Other long-term assets also consist of patents, trademarks and other intangible assets. Where applicable, other assets are stated at cost and, if applicable, are amortized ratably over the relevant contract period or the estimated life of the assets. Fees to renew or extend the term of the Company’s intangible assets are expensed when incurred.

In August 2012, the Company acquired GAS Tecnologia (GAS), a Brazilian Internet banking, online payment and mobile banking security company. At June 30, 2013, the Company finalized the purchase accounting with respect to opening balance sheet valuations. Goodwill and amortizable intangible assets resulting from the acquisition were approximately $26,003 and $16,000, respectively.

Impairment of long-lived assets is recognized when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the expected future undiscounted cash flows are less than the carrying amount of the asset, an impairment loss is recognized at that time to reduce the asset to the lower of its fair value or its net book value. For the year ended December 31, 2011, the Company recorded other asset-related impairment charges within continuing operations of $2,962.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2013
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

NOTE 11: DEBT

Outstanding debt balances were as follows:

	December 31,
	2013	2012
Notes payable – current:
Uncommitted lines of credit	$43,062	$33,916
Other	729	296
	$43,791	$34,212
Long-term debt:
Credit facility	$239,000	$300,000
Senior notes	225,000	300,000
Industrial development revenue bonds	11,900	11,900
Other	4,342	5,634
	$480,242	$617,534
As of December 31, 2013, the Company had various short-term uncommitted lines of credit with borrowing limits of $106,809. The weighted-average interest rate on outstanding borrowings on the short-term uncommitted lines of credit as of December 31, 2013 and 2012 was 3.24 percent and 2.81 percent, respectively. The increase in the weighted-average interest rate is attributable to the change in mix of borrowings in foreign entities. Short-term uncommitted lines mature in less than one year. The amount available under the short-term uncommitted lines at December 31, 2013 was $63,747.

As of December 31, 2013, the Company had borrowing limits under its credit facility totaling $500,000, which expires June 2016. Under the terms of the credit facility agreement, the Company has the ability, subject to various approvals, to increase the borrowing limits by $250,000. Up to $50,000 of the revolving credit facility is available under a swing line subfacility. The weighted-average interest rate on outstanding credit facility borrowings as of December 31, 2013 and 2012 was 1.36 percent and 1.33 percent, respectively, which is variable based on the London Interbank Offered Rate (LIBOR). The amount available under the credit facility as of December 31, 2013 was $261,000. The Company incurred $1,876 of fees related to its credit facility in 2011, which are amortized as a component of interest expense over the term of the facility.

In March 2006, the Company issued senior notes in an aggregate principal amount of $300,000 with a weighted-average fixed interest rate of 5.50 percent. The Company entered into a derivative transaction to hedge interest rate risk on $200,000 of the senior notes, which was treated as a cash flow hedge. This reduced the effective interest rate from 5.50 percent to 5.36 percent. The Company funded the repayment of $75,000 of the senior notes at maturity in March 2013 using borrowings under its revolving credit facility. The maturity dates of the remaining senior notes are staggered, with $175,000 and $50,000 due in 2016 and 2018, respectively.

Maturities of long-term debt as of December 31, 2013 are as follows:

2015	$974
2016	415,692
2017	13,392
Thereafter	50,184
$480,242

Interest expense on the Company’s debt instruments for the years ended December 31, 2013, 2012 and 2011 was $26,896, $23,454 and $26,002, respectively.

In 1997, industrial development revenue bonds were issued on behalf of the Company. The proceeds from the bond issuances were used to construct new manufacturing facilities in the United States. The Company guaranteed the payments of principal and interest on the bonds by obtaining letters of credit. The bonds were issued with a 20-year original term and are scheduled to mature in 2017. Each industrial development revenue bond carries a variable interest rate, which is reset weekly by the remarketing

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2013
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

agents. The weighted-average interest rate on the bonds was 0.36 percent and 0.49 percent as of December 31, 2013 and 2012, respectively. Interest expense on the bonds for the years ended December 31, 2013, 2012 and 2011 was $96, $88 and $88, respectively.

The Company’s financing agreements contain various restrictive financial covenants, including net debt to capitalization and net interest coverage ratios. As of December 31, 2013, the Company was in compliance with the financial and other covenants in its debt agreements.

NOTE 12:  BENEFIT PLANS

Qualified Pension Benefits The Company has pension plans covering certain U.S. employees that have been closed to new participants since July 2003. Plans that cover salaried employees provide pension benefits based on the employee’s compensation during the ten years before retirement. The Company’s funding policy for salaried plans is to contribute annually based on actuarial projections and applicable regulations. Plans covering hourly employees and union members generally provide benefits of stated amounts for each year of service. The Company’s funding policy for hourly plans is to make at least the minimum annual contributions required by applicable regulations. Employees of the Company’s operations in countries outside of the United States participate to varying degrees in local pension plans, which in the aggregate are not significant.

Supplemental Executive Retirement Benefits The Company has non-qualified pension plans to provide supplemental retirement benefits to certain officers. Benefits are payable at retirement based upon a percentage of the participant’s compensation, as defined.

During the first quarter of 2013, the Company recognized a curtailment loss of $1,159 within selling and administrative expense as a result of the termination of certain executives.

In July 2013, the Company's board of directors approved the freezing of certain pension and supplemental executive retirement plan (SERP) benefits effective as of December 31, 2013 for U.S.-based salaried employees. The Company recognized the plan freeze in the three-month period ended September 30, 2013 as a curtailment, since it eliminates for a significant number of participants the accrual of defined benefits for all of their future services. The impact of the curtailment includes the one-time accelerated recognition of outstanding unamortized pre-tax prior service cost of $809 within selling and administrative expense and a pre-tax reduction in AOCI of $52,462, attributable to the decrease in long-term pension liabilities. This curtailment event triggered a re-measurement for the affected benefit plans as of July 31, 2013 using a discount rate of 5.06 percent. The re-measurement resulted in a further reduction of long-term pension liabilities and AOCI (pre-tax) related to the actuarial gain occurring during the year of approximately $71,000.

In connection with the voluntary early retirement program in the fourth quarter of 2013, the Company recorded distributions of $138,482 of pension plan assets, of which $15,817 are not anticipated to be paid to participants until 2014. Distributions were made via lump-sum payments out of plan assets to participants. These distributions resulted in a non-cash pension charge of $67,593 recognized in selling and administrative expense within the Company's statement of operations. The non-cash pension charge included a $8,704 curtailment loss, a $20,156 settlement loss and $38,733 in special termination benefits. During the fourth quarter of 2012, $62,754 of pension plan assets were distributed to certain deferred terminated vested participants to settle certain salary plan liabilities, which resulted in $21,907 of additional pension expense recognized in selling and administrative expense within the Company's statement of operations.

Other Benefits In addition to providing pension benefits, the Company provides post-retirement healthcare and life insurance benefits (referred to as other benefits) for certain retired employees. Eligible employees may be entitled to these benefits based upon years of service with the Company, age at retirement and collective bargaining agreements. Currently, the Company has made no commitments to increase these benefits for existing retirees or for employees who may become eligible for these benefits in the future. Currently there are no plan assets and the Company funds the benefits as the claims are paid. The post-retirement benefit obligation was determined by application of the terms of medical and life insurance plans together with relevant actuarial assumptions and healthcare cost trend rates.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2013
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

The following tables set forth the change in benefit obligation, change in plan assets, funded status, consolidated balance sheet presentation and net periodic benefit cost for the Company’s defined benefit pension plans and other benefits at and for the years ended December 31:

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Change in benefit obligation
Benefit obligation at beginning of year	$673,711	$636,210	$15,727	$17,022
Service cost	11,616	11,446	—	—
Interest cost	27,597	31,831	628	814
Actuarial (gain) loss	(72,187)	96,043	(1,991)	(414)
Plan participant contributions	—	—	65	79
Medicare retiree drug subsidy reimbursements	—	—	215	166
Benefits paid	(26,185)	(23,909)	(1,559)	(1,940)
Curtailments	(45,858)	—	—	—
Settlements	(138,482)	(77,910)	—	—
Special termination benefits	38,733	—	—	—
Benefit obligation at end of year	$468,945	$673,711	$13,085	$15,727

Change in plan assets
Fair value of plan assets at beginning of year	$473,097	$485,489	$—	$—
Actual return on plan assets	34,560	58,560	—	—
Employer contributions	3,570	15,711	1,494	1,861
Plan participant contributions	—	—	65	79
Benefits paid	(26,185)	(23,909)	(1,559)	(1,940)
Settlements	(138,482)	(62,754)	—	—
Fair value of plan assets at end of year (1)	$346,560	$473,097	$—	$—

Funded status	$(122,385)	$(200,614)	$(13,085)	$(15,727)

Amounts recognized in balance sheets
Noncurrent assets	$80	$—	$—	$—
Current liabilities	4,456	2,931	1,482	1,574
Noncurrent liabilities (2)	118,010	197,683	11,604	14,153
Accumulated other comprehensive loss:
Unrecognized net actuarial loss (3)	(77,987)	(238,144)	(2,570)	(4,982)
Unrecognized prior service cost (benefit) (3)	80	(1,679)	446	933
Net amount recognized	$44,479	$(39,209)	$10,962	$11,678

Change in accumulated other comprehensive loss
Balance at beginning of year	$(239,823)	$(215,647)	$(4,049)	$(4,434)
Prior service (credit) cost recognized during the year	(313)	258	(488)	(517)
Net actuarial losses recognized during the year	14,469	16,777	423	488
Net actuarial gains (losses) occurring during the year	71,075	(63,118)	1,991	414
Prior service cost recognized due to curtailment	2,075	—	—	—
Net actuarial losses recognized due to curtailment	54,455	—	—	—
Settlements	20,156	21,907	—	—
Balance at end of year	$(77,906)	$(239,823)	$(2,123)	$(4,049)
(1) Reflects anticipated distributions of $15,817 to be paid in 2014 related to the Company's voluntary early retirement program.

(2)	Included in the consolidated balance sheets in pensions and other benefits and other post-retirement benefits are international plans.

(3)	Represents amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2013
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

	Pension Benefits			Other Benefits
	2013	2012	2011	2013	2012	2011
Components of net periodic benefit cost
Service cost	$11,616	$11,446	$10,854	$—	$—	$—
Interest cost	27,597	31,831	31,491	628	814	930
Expected return on plan assets	(35,746)	(40,821)	(40,735)	—	—	—
Amortization of prior service cost (1)	(313)	258	259	(488)	(517)	(517)
Recognized net actuarial loss	14,469	16,777	9,497	423	488	389
Curtailment loss	10,672	—	—	—	—	—
Settlement loss	20,156	21,907	—	—	—	—
Special termination benefits	38,733	—	—	—	—	—
Net periodic benefit cost	$87,184	$41,398	$11,366	$563	$785	$802

(1)
The annual amortization of prior service cost is determined as the increase in projected benefit obligation due to the plan change divided by the average remaining service period of participating employees expected to receive benefits under the plan.

The following table represents information for pension plans with an accumulated benefit obligation in excess of plan assets at December 31:

	2013	2012
Projected benefit obligation	$455,009	$673,711
Accumulated benefit obligation	454,681	605,424
Fair value of plan assets	332,543	473,097

The following table represents the weighted-average assumptions used to determine benefit obligations at December 31:

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Discount rate	5.09%	4.21%	5.09%	4.21%
Rate of compensation increase	N/A	3.25%	N/A	N/A

The following table represents the weighted-average assumptions used to determine periodic benefit cost at December 31:

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Discount rate	4.21%	5.04%	4.21%	5.04%
Expected long-term return on plan assets	8.05%	8.25%	N/A	N/A
Rate of compensation increase	3.25%	3.25%	N/A	N/A

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

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2013
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

The following table represents assumed healthcare cost trend rates at December 31:

	2013	2012
Healthcare cost trend rate assumed for next year	7.5%	8.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	4.2%
Year that rate reaches ultimate trend rate	2019	2099

The healthcare trend rates are reviewed based upon the results of actual claims experience. The Company used healthcare cost trends of 7.5 percent and 8.0 percent in 2014 and 2013, respectively, decreasing to an ultimate trend of 5.0 percent in 2019 for both medical and prescription drug benefits using the Society of Actuaries Long Term Trend Model with assumptions based on the 2008 Medicare Trustees’ projections. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans.

A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

	One-Percentage-Point Increase	One-Percentage-Point Decrease
Effect on total of service and interest cost	$38	$(35)
Effect on post-retirement benefit obligation	678	(624)

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

The following table summarizes the Company’s target mix for these asset classes in 2014, which are readjusted at least quarterly within a defined range, and the Company’s actual pension plan asset allocation as of December 31, 2013 and 2012:

	Target Allocation Percentage	Actual Allocation Percentage
	2014	2013	2012
Equity securities	45%	41%	44%
Debt securities	40%	33%	39%
Real estate	5%	8%	5%
Other	10%	18%	12%
Total	100%	100%	100%

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2013
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

The following table summarizes the fair value of the Company’s plan assets as of December 31, 2013:

	Fair Value	Level 1	Level 2	Level 3
Cash and other	$20,884	$20,884	$—	$—
Mutual funds:
U.S. mid growth	13,477	13,477	—	—
Equity securities:
U.S. mid cap value	12,325	12,325	—	—
U.S. small cap core	15,368	15,368	—	—
International developed markets	30,327	30,327	—	—
Fixed income securities:
U.S. corporate bonds	37,414	—	37,414	—
International corporate bonds	850	—	850	—
U.S. government	3,358	—	3,358	—
Other fixed income	893	—	893	—
Emerging markets	14,335	—	14,335	—
Common collective trusts:
Real estate (a)	29,162	—	—	29,162
Other (b)	139,720	—	139,720	—
Alternative investments:
Multi-strategy hedge funds (c)	22,637	—	—	22,637
Private equity funds (d)	21,627	—	—	21,627
Fair value of plan assets at end of year, prior to reduction for anticipated distributions	$362,377	$92,381	$196,570	$73,426
Anticipated distributions to be paid in 2014	$(15,817)
Fair value of plan assets at end of year	$346,560

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2013
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

The following table summarizes the fair value of the Company’s plan assets as of December 31, 2012:

	Fair Value	Level 1	Level 2	Level 3
Cash and other	$2,940	$2,940	$—	$—
Mutual funds:
U.S. mid growth	18,898	18,898	—	—
Equity securities:
U.S. mid cap value	17,106	17,106	—	—
U.S. small cap core	22,142	22,142	—	—
International developed markets	47,900	47,900	—	—
Fixed income securities:
U.S. corporate bonds	64,835	—	64,835	—
International corporate bonds	1,873	—	1,873	—
U.S. government	2,010	—	2,010	—
Other fixed income	624	—	624	—
Emerging markets	23,292	—	23,292	—
Common collective trusts:
Real estate (a)	25,162	—	—	25,162
Other (b)	194,594	—	194,594	—
Alternative investments:
Multi-strategy hedge funds (c)	28,377	—	—	28,377
Private equity funds (d)	23,344	—	—	23,344
Fair value of plan assets at end of year	$473,097	$108,986	$287,228	$76,883

(a)
Real estate common collective trust The objective of the real estate common collective trust (CCT) is to achieve long-term returns through investments in a broadly diversified portfolio of improved properties with stabilized occupancies. As of December 31, 2013, investments in this CCT include approximately 45 percent office, 23 percent residential, 18 percent retail and 14 percent industrial, cash and other. As of December 31, 2012 investments in this CCT include approximately 43 percent office, 21 percent residential, 17 percent retail and 19 percent industrial, cash and other. Investments in the real estate CCT can be redeemed once per quarter subject to available cash, with a 45-day notice.

(b)
Other common collective trusts At December 31, 2013, approximately 54 percent of the other CCTs are invested in fixed income securities including approximately 29 percent in mortgage-backed securities, 42 percent in corporate bonds and 29 percent in U.S. Treasury and other. Approximately 46 percent of the other CCTs at December 31, 2013 are invested in Russell 1000 Fund large cap index funds. At December 31, 2012, approximately 60 percent of the other CCTs are invested in fixed-income securities including approximately 27 percent in mortgage-backed securities, 42 percent in corporate bonds and 31 percent in U.S. Treasury and other. Approximately 40 percent of the other CCTs at December 31, 2012 are invested in Russell 1000 Fund large cap index funds. Investments in fixed-income securities can be redeemed daily.

(c)
Multi-strategy hedge funds The objective of the multi-strategy hedge funds is to diversify risks and reduce volatility. At December 31, 2013 and 2012, investments in this class include approximately 35 percent long/short equity in both years, 45 percent and 40 percent arbitrage and event investments, respectively, and 20 percent and 25 percent in directional trading, fixed income and other, respectively. Investments in the multi-strategy hedge fund can be redeemed semi-annually with a 95-day notice.

(d)
Private equity funds The objective of the private equity funds is to achieve long-term returns through investments in a diversified portfolio of private equity limited partnerships that offer a variety of investment strategies, targeting low volatility and low correlation to traditional asset classes. As of December 31, 2013 and 2012, investments in these private equity funds include approximately 50 percent, in both years, in buyout private equity funds that usually invest in mature companies with established business plans, 25 percent in both years, in special situations private equity and debt funds that focus on niche investment strategies and 25 percent in both years, in venture private equity funds that invest in early development or expansion of business. Investments in the private equity fund can be redeemed only with written consent from the general partner, which may or may not be granted. At December 31, 2013 and 2012, the Company had unfunded commitments of underlying funds of $5,529 in both years.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2013
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

The following table summarizes the changes in fair value of level 3 assets for the years ended December 31:

	2013	2012
Balance, January 1	$76,883	$66,598
Acquisitions	—	6,088
Dispositions	(12,850)	(2,479)
Realized and unrealized gain, net	9,393	6,676
Balance, December 31	$73,426	$76,883

The following table represents the amortization amounts expected to be recognized during 2014:

	Pension Benefits	Other Benefits
Amount of net prior service credit	$(156)	$(226)
Amount of net loss	$3,131	$202

The Company contributed $3,570 to its pension plans, including contributions to the nonqualified plan, and $1,494 to its other post-retirement benefit plan during the year ended December 31, 2013. The Company expects to contribute $4,567 to its pension plans, including the nonqualified plan, and $1,695 to its other post-retirement benefit plan during the year ending December 31, 2014. The following benefit payments, which reflect expected future service, are expected to be paid:

	Pension Benefits	Other Benefits	Other Benefits after Medicare Part D Subsidy
2014	$28,253	$1,695	$1,519
2015	27,439	1,632	1,461
2016	27,613	1,574	1,410
2017	27,838	1,512	1,356
2018	28,238	1,433	1,286
2019-2023	146,370	5,905	5,311

Retirement Savings Plan The Company offers employee 401(k) savings plans (Savings Plans) to encourage eligible employees to save on a regular basis by payroll deductions. Effective July 1, 2003, a new enhanced benefit to the Savings Plans was effective in lieu of participation in the pension plan for salaried employees. The following table represents the Company's basic match percentage on participant qualified contributions up to a percentage of their compensation:

	Employees hired prior to July 1, 2003	Employees hired on or after July 1, 2003
Effective January 1, 2011 - December 31, 2011	25% of first 6%	55% of first 6%
Effective January 1, 2012 - December 31, 2013	30% of first 6%	60% of first 6%

The Company match is determined by the Board of Directors and evaluated at least annually. Total Company match was $7,667, $8,357 and $6,483 for the years ended December 31, 2013, 2012 and 2011, respectively. Effective December 31, 2013, the salaried pension plan benefits were frozen and therefore all participants in the Savings Plan will receive equal Company basic match percentages beginning in January 2014.

Deferred Compensation Plans The Company has deferred compensation plans that enable certain employees to defer receipt of a portion of their cash bonus, 401(k) or share-based compensation and non-employee directors to defer receipt of director fees at the participants’ discretion. For deferred cash-based compensation and 401(k), the Company established rabbi trusts which are recorded at fair value of the underlying securities within securities and other investments. The related deferred compensation liabilities are recorded at fair value within other long-term liabilities. Realized and unrealized gains and losses on marketable securities in the rabbi trusts are recognized in investment income with corresponding changes in the Company’s deferred compensation obligation recorded as compensation cost within selling and administrative expense.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2013
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

NOTE 13:  LEASES

The Company’s future minimum lease payments due under non-cancellable operating leases for real estate, vehicles and other equipment at December 31, 2013 are as follows:

	Total	Real Estate	Vehicles and Equipment (a)
2014	$36,216	$25,160	$11,056
2015	24,713	19,385	5,328
2016	18,837	15,185	3,652
2017	10,318	8,416	1,902
2018	6,358	5,682	676
Thereafter	16,144	16,022	122
	$112,586	$89,850	$22,736

(a) The Company leases vehicles with contractual terms of 36 to 60 months that are cancellable after 12 months without penalty. Future minimum lease payments reflect only the minimum payments during the initial 12-month non-cancellable term.

Under lease agreements that contain escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term. Rental expense under all lease agreements amounted to $75,348, $74,849 and $73,801 for the years ended December 31, 2013, 2012 and 2011, respectively.

NOTE 14:  GUARANTEES AND PRODUCT WARRANTIES

In 1997, industrial development revenue bonds were issued on behalf of the Company. The Company guaranteed repayment of the bonds (refer to note 11) by obtaining letters of credit. The carrying value of the bonds was $11,900 as of December 31, 2013 and 2012.

The Company provides its global operations guarantees and standby letters of credit through various financial institutions to suppliers, regulatory agencies and insurance providers. If the Company is not able to make payment, the suppliers, regulatory agencies and insurance providers may draw on the pertinent bank. At December 31, 2013, the maximum future payment obligations relative to these various guarantees totaled $87,104, of which $26,035 represented standby letters of credit to insurance providers, and no associated liability was recorded. At December 31, 2012, the maximum future payment obligations relative to these various guarantees totaled $80,662, of which $23,435 represented standby letters of credit to insurance providers, and no associated liability was recorded.

The Company provides its customers a standard manufacturer’s warranty and records, at the time of the sale, a corresponding estimated liability for potential warranty costs. Estimated future obligations due to warranty claims are based upon historical factors such as labor rates, average repair time, travel time, number of service calls per machine and cost of replacement parts.

Changes in the Company’s warranty liability balance are illustrated in the following table:

	2013	2012
Balance at January 1	$81,751	$63,355
Current period accruals (1)	58,736	74,015
Current period settlements	(57,288)	(55,619)
Balance at December 31	$83,199	$81,751
(1) Includes the impact of foreign exchange rate fluctuations.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2013
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

NOTE 15:  COMMITMENTS AND CONTINGENCIES

Contractual Obligation
At December 31, 2013, the Company had purchase commitments due within one year totaling $17,355 for materials through contract manufacturing agreements at negotiated prices. The amounts purchased under these obligations totaled $8,586 in 2013.

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

At December 31, 2013, the Company was a party to several indirect tax claims from various taxing authorities globally that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the consolidated financial statements would not be materially affected by the outcome of these indirect tax claims and/or proceedings or asserted claims.

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

In response to an order by the administrative court, the tax inspector provided further analysis with respect to the tax inspector’s initial assessment in December 2013 that, if accepted by the administrative court, could indicate a potential exposure that is significantly lower than the initial tax assessment received in August 2012.  However, this further analysis is not binding upon the administrative court and is subject to administrative court approval.  Additionally, any decision by the administrative court is subject to automatic appeal.  Accordingly, the Company cannot provide any assurance that its exposure pursuant to the initial assessment will be lowered significantly or at all.  The Company has filed additional administrative defenses in response to the tax inspector’s further analysis

At December 31, 2013 and December 31, 2012, the Company had an accrual of approximately $26,000 for certain indirect tax positions in both periods. A loss contingency is reasonably possible if it has a more than remote but less than probable chance of occurring. Although management believes the Company has valid defenses with respect to its indirect tax positions, it is reasonably possible that a loss could occur in excess of the estimated accrual, for which the Company estimated the aggregate risk at December 31, 2013 to be up to approximately $395,000 for its material indirect tax matters, which amounts includes the tax assessment discussed above. The aggregate risk related to indirect taxes will decrease on an annual basis as the applicable statutes of limitations expire.

Legal Contingencies
At December 31, 2013, the Company was a party to several lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the Company’s financial position or results of operations. In addition, the Company has indemnification obligations with certain former employees and costs associated

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2013
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

with these indemnifications are expensed as incurred. In management’s opinion, the Company's consolidated financial statements would not be materially affected by the outcome of these legal proceedings, commitments or asserted claims. In addition to these routine legal proceedings, the Company was a party to the legal proceedings described below as of December 31, 2013:

Securities Action
On June 30, 2010, a shareholder filed a putative class action complaint in the United States District Court for the Northern District of Ohio alleging violations of the federal securities laws against the Company, certain current and former officers, and the Company's independent auditors (Louisiana Municipal Police Employees Retirement System v. KPMG et al., No. 10-CV-1461). The complaint sought unspecified compensatory damages on behalf of a class of persons who purchased the Company's stock between June 30, 2005 and January 15, 2008 and fees and expenses related to the lawsuit. The complaint generally relates to the matters set forth in the court documents filed by the SEC in June 2010 finalizing the settlement of civil charges stemming from the investigation of the Company conducted by the Division of Enforcement of the SEC. In the second quarter 2013, the Company recorded a $30,000 pre-tax charge within selling and administrative expense related to an agreement in principle to settle this matter and an offsetting $12,755 pre-tax credit within selling and administrative expense related to the Company's insurance recovery. On November 14, 2013, the court entered an order preliminarily approving the parties’ stipulated settlement agreement; however, the settlement was subject to notice to the putative class and final approval by the court. In the fourth quarter of 2013, the Company and insurance companies paid their respective settlement amounts into an escrow fund in accordance with the terms of the settlement agreement.

Global Foreign Corrupt Practices Act (FCPA) Review
During the second quarter of 2010, while conducting due diligence in connection with a potential acquisition in Russia, the Company identified certain transactions and payments by its subsidiary in Russia (primarily during 2005 to 2008) that potentially implicated the FCPA, particularly its books and records provisions. The Company conducted a global internal review and collected information related to its global FCPA compliance. In the fourth quarter of 2010, the Company identified certain transactions within its AP operation that occurred over the past several years that also potentially implicated the FCPA. The Company continues to monitor its ongoing global compliance with the FCPA.

The Company voluntarily self-reported its findings to the SEC and the U.S. Department of Justice (DOJ) and cooperated with these agencies in their review. The Company was previously informed that the SEC's inquiry had been converted to a formal, non-public investigation. The Company reached an agreement with the DOJ and the SEC to the terms of a settlement of their inquiries, which terms were filed in federal court on October 22, 2013. These terms include combined payments to the U.S. government of $48,000 in disgorgement, penalties, and pre-judgment interest and the appointment of an independent compliance monitor for a minimum period of 18 months. The Company recorded a $28,000 pre-tax charge in the second quarter of 2013 within selling and administrative expense for additional estimated losses related to this matter. As of December 31, 2012, the accrual for estimated losses was $20,000. The Company remitted the combined payments to the U.S. government in November 2013.

NOTE 16:  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company uses derivatives to mitigate the economic consequences associated with the fluctuations in currencies and interest rates. The Company records all derivative instruments on the balance sheet at fair value and the changes in the fair value are recognized in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows derivative gains and losses to be reflected in the statement of operations or AOCI together with the hedged exposure, and requires that the Company formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment.

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

FOREIGN EXCHANGE
Net Investment Hedges The Company has international subsidiaries with net balance sheet positions that generate cumulative translation adjustments within AOCI. The Company uses derivatives to manage potential changes in value of its net investments in Brazil. The Company uses the forward-to-forward method for its quarterly retrospective and prospective assessments of hedge effectiveness. No ineffectiveness results if the notional amount of the derivative matches the portion of the net investment designated as being hedged because the Company uses derivative instruments with underlying exchange rates consistent with its functional currency and the functional currency of the hedged net investment. Changes in value that are deemed effective are in AOCI until complete liquidation of the subsidiary, when they would be reclassified to income together with the gain or loss on the entire investment. The fair value of the Company’s net investment hedge contracts was $313 and $0 as of December 31, 2013 and 2012, respectively. The gain recognized in AOCI on net investment hedge contracts was $4,563 and $3,021 for the years ended December 31, 2013 and 2012, respectively.

Non-Designated Hedges A substantial portion of the Company’s operations and revenues are international. As a result, changes in foreign exchange rates can create substantial foreign exchange gains and losses from the revaluation of non-functional currency monetary assets and liabilities. The Company’s policy allows the use of foreign exchange forward contracts with maturities of up to 24 months to mitigate the impact of currency fluctuations on those foreign currency asset and liability balances. The Company elected not to apply hedge accounting to its foreign exchange forward contracts. Thus, spot-based gains/losses offset revaluation gains/losses within foreign exchange loss, net and forward-based gains/losses represent interest expense. The fair value of the Company’s non-designated foreign exchange forward contracts was $705 and $47 as of December 31, 2013 and 2012, respectively.

The following table summarizes the loss recognized on non-designated foreign exchange derivative instruments for the years ended December 31:

	2013	2012
Interest expense	$(6,406)	$(4,934)
Foreign exchange gain (loss), net	10,900	(2,852)
Total	$4,494	$(7,786)

INTEREST RATE
Cash Flow Hedges The Company has variable rate debt and is subject to fluctuations in interest related cash flows due to changes in market interest rates. The Company’s policy allows derivative instruments designated as cash flow hedges that fix a portion of future variable-rate interest expense. As of December 31, 2013, the Company has two pay-fixed receive-variable interest rate swaps, with a notional amount totaling $50,000, to hedge against changes in the LIBOR benchmark interest rate on a portion of the Company’s LIBOR-based borrowings. Changes in value that are deemed effective are accumulated in AOCI and reclassified to interest expense when the hedged interest is accrued. To the extent that it becomes probable that the Company’s variable rate borrowings will not occur, the gains or losses on the related cash flow hedges will be reclassified from AOCI to interest expense. The fair value of the Company’s interest rate contracts was $(2,351) and $(3,558) as of December 31, 2013 and 2012, respectively.

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

The gain recognized on designated cash flow hedge derivative instruments for the years ended December 31, 2013 and 2012 were $1,181 and $240, respectively. Gains and losses related to interest rate contracts are reclassified from AOCI are recorded in interest expense on the statement of operations. The Company anticipates reclassifying $946 from other comprehensive income to interest expense within the next 12 months.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2013
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

NOTE 17:  RESTRUCTURING AND OTHER CHARGES

The following table summarizes the impact of Company’s restructuring charges (accrual adjustments) on the consolidated statements of operations for the years ended December 31:

	2013	2012	2011
Cost of sales - services	$27,107	$6,226	$10,678
Cost of sales - products	1,256	(1,849)	3,905
Selling and administrative expense	22,561	9,037	11,607
Research, development and engineering expense	6,091	1,827	(8)
Total	$57,015	$15,241	$26,182

The following table summarizes the Company’s restructuring charges (accrual adjustments) within continuing operations by reporting segment for the years ended December 31:

	2013	2012	2011
Severance
NA	$46,582	$10,773	$4,000
AP	1,986	326	499
EMEA	1,231	(276)	18,785
LA	268	184	—
Brazil	3,820	3,878	—
Total Severance	53,887	14,885	23,284

Other
NA	1,988	—	239
AP	573	(20)	173
EMEA	567	376	2,486
Total Other	3,128	356	2,898
Total	$57,015	$15,241	$26,182

During the first quarter of 2013, the Company announced a multi-year realignment plan. Certain aspects of this plan were previously disclosed under the Company's global realignment plan and global shared services plan. This multi-year realignment focuses on globalizing the Company's service organization and creating a unified center-led global organization for research and development, as well as transform the Company's general and administrative cost structure. Restructuring charges of $57,015 and $15,241 for the years ended December 31, 2013 and 2012, respectively, related to the Company’s multi-year realignment plan. Restructuring charges of $31,282 in 2013 related to severance as part of the the voluntary early retirement program elected by approximately 800 participants. Also included were charges related to realignment of resources and certain international facilities to better support opportunities in target markets and leverage software-led services technology to support customers in efforts to optimize overall operational performance. As of December 31, 2013, the Company anticipates additional restructuring costs of $13,000 to $16,000 to be incurred through the end of 2014, primarily within NA and EMEA. As management finalizes certain aspects of the realignment plan, the anticipated future costs related to this plan are subject to change. As of December 31, 2013, cumulative total restructuring costs for the multi-year realignment plan were $60,152, $2,559, $4,884, $452 and $7,698 in NA, AP, EMEA, LA and Brazil, respectively.

Restructuring charges of $19,450 for the year ended December 31, 2011 related to the Company’s plan for the EMEA reorganization, which realigned resources and further leveraged the existing shared services center. Total cumulative restructuring costs for the EMEA reorganization were $19,450. Other net restructuring charges were $6,732 for the year ended December 31, 2011, which related primarily to realignment in North American operations and reductions in the Company’s global workforce.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2013
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

The following table summarizes the Company’s restructuring accrual balances and related activity:

Balance at January 1, 2011	$3,340
Liabilities incurred	26,182
Liabilities paid/settled	(19,386)
Balance at December 31, 2011	$10,136
Liabilities incurred	15,241
Liabilities paid/settled	(13,533)
Balance at December 31, 2012	$11,844
Liabilities incurred	57,015
Liabilities paid/settled	(33,570)
Balance at December 31, 2013	$35,289
Other Charges
Other charges consist of items that the Company has determined are non-routine in nature and are not expected to recur in future operations. Net non-routine expenses of $127,931, $42,133 and $16,479 impacted the years ended December 31, 2013, 2012 and 2011, respectively.

Net, non-routine expenses for year ended December 31, 2013 included a $67,593 non-cash pension charge (refer to note 12), additional losses of $28,000 related to the settlement of the FCPA investigation, $17,245 related to settlement of the securities class action (refer to note 15), and $9,300 for executive severance costs. These non-routine charges were recorded within selling and administrative expense.

Net non-routine expenses for 2012 included $21,907 related to early pension buy-out payments made to certain deferred terminated vested participants (refer to note 12) and estimated losses of $16,750 related to the FCPA investigation and were recorded within selling and administrative expense.
The non-routine expenses in 2011 pertained to legal, consultative and audit costs related to the global FCPA investigation as well as estimated losses of $3,250 related to this matter recorded within selling and administrative expense.

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
FORM 10-K as of December 31, 2013
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

Summary of Assets and Liabilities Recorded at Fair Market Value

Refer to note 12 for assets held in the Company’s defined pension plans, which are measured at fair value. Assets and liabilities subject to fair value measurement are as follows:

	December 31, 2013			December 31, 2012
		Fair Value Measurements Using			Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Assets
Short-term investments:
Certificates of deposit	$215,010	$215,010	$—	$258,518	$258,518	$—
U.S. dollar indexed bond funds	27,978	—	27,978	3,368	—	3,368
Assets held in rabbi trusts	10,377	10,377	—	6,783	6,783	—
Foreign exchange forward contracts	1,382	—	1,382	960	—	960
Total	$254,747	$225,387	$29,360	$269,629	$265,301	$4,328

Liabilities
Deferred compensation	$10,377	$10,377	$—	$6,783	$6,783	$—
Foreign exchange forward contracts	364	—	364	913	—	913
Interest rate swaps	2,351	—	2,351	3,558	—	3,558
Total	$13,092	$10,377	$2,715	$11,254	$6,783	$4,471

The Company uses the end of period when determining the timing of transfers between levels. During the year ended December 31, 2013 and 2012, there were no transfers between levels.

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

Assets Held in Rabbi Trusts / Deferred Compensation The fair value of the assets held in rabbi trusts (refer to notes 5 and 12) is derived from investments in a mix of money market, fixed income and equity funds managed by Bank of America/Merill Lynch. The related deferred compensation liability is recorded at fair value.

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

Assets and Liabilities Not Measured at Fair Value on a Recurring Basis
In addition to assets and liabilities that are measured at fair value on a recurring basis, the Company also measures certain assets and liabilities at fair value on a nonrecurring basis. Our non-financial assets, including goodwill, intangible assets and property, plant and equipment, are measured at fair value when there is an indication of impairment. These assets are recorded at fair value,

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2013
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

determined using level 3 inputs, only when an impairment charge is recognized. Further details regarding the Company's goodwill other-than-annual-impairment review appears in note 10.

Assets and Liabilities Recorded at Carrying Value
The fair value of the Company’s cash and cash equivalents, trade receivables and accounts payable, approximates the carrying value due to the relative short maturity of these instruments. The fair value and carrying value of the Company’s debt instruments are summarized as follows:

	December 31, 2013		December 31, 2012
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes payable	$43,791	$43,791	$34,212	$34,212
Long-term debt	489,499	480,242	630,450	617,534
Total debt instruments	$533,290	$524,033	$664,662	$651,746
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

NOTE 19:  SEGMENT INFORMATION

In the fourth quarter of 2013, the Company began managing its business on a regional geographic basis, changing from the previous model, which was a more condensed geographic basis. In order to align the Company's external reporting of its financial results with this change, the Company has modified its segment reporting. The Company now reports the following five segments: NA, AP, EMEA, LA and Brazil. The Company’s chief operating decision maker regularly assesses information relating to these segments to make decisions, including the allocation of resources. Management evaluates the performance of the segments based on revenue and operating profit. Prior years have been restated to reflect the new segment presentation.

The five geographic segments sell and service financial self-service and security systems around the globe, as well as election and lottery solutions in Brazil, through wholly-owned subsidiaries, majority-owned joint ventures and independent distributors in most major countries. Each segment buys the goods it sells from the Company’s manufacturing plants or through external suppliers. Each year, intercompany pricing is agreed upon which drives operating profit contribution.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2013
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

The following table represents information regarding the Company’s revenue by geographic area and by service and product solution for the years ended December 31:

	2013	2012	2011
Total customer revenues
Domestic vs. international
Domestic	$1,364,105	$1,533,674	$1,341,167
Percentage of total revenue	47.7%	51.3%	47.3%
International	1,493,386	1,458,019	1,494,681
Percentage of total revenue	52.3%	48.7%	52.7%
Total customer revenues	$2,857,491	$2,991,693	$2,835,848

Revenue summary by service and product solution
Financial self-service:
Services	$1,188,937	$1,199,325	$1,140,872
Products	1,028,031	1,112,576	996,673
Total financial self-service	2,216,968	2,311,901	2,137,545
Security:
Services	448,123	427,007	411,474
Products	170,766	196,630	194,028
Total security	618,889	623,637	605,502
Total financial self-service & security	2,835,857	2,935,538	2,743,047
Election and lottery systems	21,634	56,155	92,801
Total customer revenues	$2,857,491	$2,991,693	$2,835,848

The Company had no customers that accounted for more than 10 percent of total net sales in 2013, 2012 and 2011.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2013
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

Certain information not routinely used in the management of the segments, information not allocated back to the segments or information that is impractical to report is not shown. The following table represents information regarding the Company’s segment information and provides a reconciliation between segment operating profit and the consolidated financial statements for the years ended December 31:

	2013	2012	2011
Revenue summary by segment
NA	$1,415,050	$1,590,532	$1,405,018
AP	479,129	427,542	422,491
EMEA	362,167	325,489	345,534
LA	241,770	258,079	222,568
Brazil	359,375	390,051	440,237
Total customer revenues	$2,857,491	$2,991,693	$2,835,848

Intersegment revenues
NA	$76,306	$57,240	$73,399
AP	99,268	113,116	78,791
EMEA	46,011	43,204	60,419
Total intersegment revenues	$221,585	$213,560	$212,609

Segment operating profit
NA	$252,737	$294,996	$276,546
AP	62,760	62,414	74,790
EMEA	44,507	28,659	15,978
LA	35,218	44,472	40,425
Brazil	6,321	3,304	36,119
Total segment operating profit	$401,543	$433,845	$443,858
Corporate charges not allocated to segments (1)	(262,840)	(259,259)	(251,346)
Asset impairment charges	(72,017)	(15,783)	(2,962)
Restructuring charges	(57,015)	(15,241)	(26,182)
Net non-routine expenses	(127,931)	(42,133)	(16,479)
	(519,803)	(332,416)	(296,969)
Operating (loss) profit	$(118,260)	$101,429	$146,889

(1) Corporate charges not allocated to segments include headquarter based costs associated with manufacturing administration, procurement, human resources, compensation and benefits, finance and accounting, global development/engineering, global strategy/mergers and acquisitions, global information technology, tax, treasury and legal.

NOTE 20:  DISCONTINUED OPERATIONS

Included in (loss) income from discontinued operations in 2012 was the realization of the currency translation adjustment balance on the Company's liquidated EMEA-based security business which was discontinued in 2008. Included in (loss) income from discontinued operations in 2011 were accrual adjustment benefits and costs related to the Company's U.S.-based election systems business.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2013
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

NOTE 21:  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table presents selected unaudited quarterly financial information for the years ended December 31:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2013	2012 (2)	2013	2012 (2)	2013	2012 (2)	2013	2012 (2)
Net sales	$633,511	$698,491	$707,113	$743,188	$705,424	$709,919	$811,443	$840,095
Gross profit	130,014	191,607	157,416	183,936	172,805	171,577	180,121	182,500
(Loss) income from continuing operations	(13,882)	44,752	(103,852)	26,580	(20,204)	16,851	(38,584)	(5,513)
Loss from discontinued operations, net of tax	—	—	—	—	—	—	—	(3,125)
Net (loss) income	(13,882)	44,752	(103,852)	26,580	(20,204)	16,851	(38,584)	(8,638)
Net (loss) income attributable to noncontrolling interests	(436)	802	1,183	1,290	1,486	630	2,850	3,220
Net (loss) income attributable to Diebold, Incorporated	$(13,446)	$43,950	$(105,035)	$25,290	$(21,690)	$16,221	$(41,434)	$(11,858)
Basic earnings per share:
(Loss) income from continuing operations, net of tax	$(0.21)	$0.70	$(1.65)	$0.40	$(0.34)	$0.26	$(0.65)	$(0.14)
Loss from discontinued operations, net of tax	—	—	—	—	—	—	—	(0.05)
Net (loss) income attributable to Diebold, Incorporated	$(0.21)	$0.70	$(1.65)	$0.40	$(0.34)	$0.26	$(0.65)	$(0.19)
Diluted earnings per share:
(Loss) income from continuing operations, net of tax	$(0.21)	$0.69	$(1.65)	$0.39	$(0.34)	$0.25	$(0.65)	$(0.14)
Loss from discontinued operations, net of tax	—	—	—	—	—	—	—	(0.05)
Net (loss) income attributable to Diebold, Incorporated	$(0.21)	$0.69	$(1.65)	$0.39	$(0.34)	$0.25	$(0.65)	$(0.19)
Basic weighted-average shares outstanding (in thousands)	63,311	62,725	63,700	63,064	63,825	63,211	63,928	63,230
Diluted weighted-average shares outstanding (in thousands) (1)	63,311	63,333	63,700	64,035	63,825	64,134	63,928	63,230
(1) incremental shares of 659 thousand, 447 thousand, 479 thousand and 508 thousand were excluded from the computation of diluted EPS for the first, second, third and fourth quarter of 2013 and 786 thousand were excluded from the computation of diluted EPS for the fourth quarter of 2012 because their effect is anti-dilutive due to the loss from continuing operations.
(2) prior-year amounts reflect the impact of the retrospective correction related to the Brazilian indirect taxes (refer to note 1)

Loss from continuing operations for the second quarter of 2013 was negatively impacted by $28,000 of pre-tax estimated losses related to the FCPA investigation that were partially non-deductible and a $17,500 pre-tax charge related to settlement of the securities legal action (refer to note 15). The second quarter of 2013 was negatively impacted by current and deferred tax expense of $42,838 related to a change in assertion regarding permanent reinvestment of foreign subsidiary earnings.  In addition, the Company recorded non-cash tax expense related to the re-establishment of a valuation allowance of $39,130 for the Brazilian manufacturing entity.  Loss from continuing operations for the third quarter of 2013 was negatively impacted by a $70,000 pre-tax, non-cash goodwill impairment charge that was partially non-deductible (refer to note 10). Loss from continuing operations for the fourth quarter of 2013 was negatively impacted by a $67,593 pre-tax non-cash pension charge (refer to note 12) and $35,611 of pre-tax restructuring charges primarily related to the voluntary early retirement program as part of the multi-year realignment plan (refer to note 17).

Loss from continuing operations for the fourth quarter 2012 was negatively impacted by a $21,907 pre-tax charge related to early pension buyouts (refer to note 12) and $16,750 of estimated pre-tax losses related to the FCPA investigation that were partially non-deductible.

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

In connection with the preparation of this annual report on Form 10-K, Diebold's management, under the supervision and with the participation of the PEO and PFO, conducted an evaluation of disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the PEO and PFO have concluded that such disclosure controls and procedures were not effective as of December 31, 2013 because of the material weaknesses in our internal control over financial reporting discussed below.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.
A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the preparation of this annual report on Form 10-K, management, under the supervision and with the participation of the PEO and PFO, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013, based on criteria established in, Internal Control-Integrated Framework (1992), established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because of the following control deficiencies that constitute material weaknesses, the PEO and PFO concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2013.

In the process of its assessment, the Company identified certain material weaknesses in its internal control over financial reporting:
Controls over Brazil Indirect Taxes and Communication: The Company concluded that controls pertaining to manufacturing and supply chain processes that could materially impact indirect tax incentives in its Brazilian subsidiary and roles and responsibilities within this Brazilian subsidiary pertaining to the operation of these controls, including reporting relationships for division tax and accounting associates to applicable corporate management with respect to the management of the indirect tax compliance program were not designed and/or operating effectively. Furthermore, controls designed to ensure adequate and effective communication by operational management to regional and corporate management were not operating effectively.

India System Adoption and Account Reconciliation Process: The Company concluded that controls pertaining to the reconciliation process that could materially impact financial reporting in its Indian subsidiary were not operating effectively because of the lack of full adoption of revised processes necessitated by a newly implemented enterprise resource planning system.

Because of the material weaknesses identified above, a reasonable possibility exists that a material misstatement in the Company's consolidated financial statements will not be prevented or detected on a timely basis.

KPMG LLP, the Company's independent registered public accounting firm, has issued an auditor's report on management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. This report is included in Item 8 of this annual report on Form 10-K.

(c)   CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the quarter ended December 31, 2013 there were no changes, other than the above India System Adoption and Account Reconciliation Process material weakness, to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
(d)   REMEDIATION STEPS TO ADDRESS MATERIAL WEAKNESS
The remediation efforts outlined below are intended to address the identified material weakness in internal control over financial reporting.

Controls over Brazil Indirect Taxes and Communication: To address the material weakness discussed above, management completed an evaluation to facilitate development of detailed remediation plans pertaining to: (a) design and operating effectiveness of control procedures pertaining to manufacturing and supply chain processes that could materially impact indirect tax incentives in its Brazilian subsidiary; (b) roles and responsibilities within its Brazilian subsidiary, including the reporting structure, with respect to the indirect tax compliance program; and (c) communication by operational management to regional and corporate management.

During the quarter ended December 31, 2013, the Company continued implementing control procedures pertaining to manufacturing and supply chain processes that impact indirect tax incentives in its Brazilian subsidiary. In addition, the Company continued the fulfillment of related roles and responsibilities in the indirect tax compliance organization structure. These activities are planned to continue into 2014.

India System Adoption and Account Reconciliation Process: To address the material weakness related to the system adoption and weakness in the account reconciliation process in India, management plans to:

•	Conduct a review of account reconciliation processes to align those processes with system functionality to reduce the risk of future errors.

•	Conduct additional focused training on the Company’s account reconciliation policies and procedures to reinforce discipline and improve operating effectiveness.

There is no assurance that these efforts will remediate the material weaknesses and that additional remediation efforts might not be necessary. At this time, the Company anticipates the remediation efforts related to the material weaknesses will be fully implemented by the end of 2014.
ITEM 9B: OTHER INFORMATION
None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to directors of the Company, including the audit committee and the designated audit committee financial experts, is included in the Company’s proxy statement for the 2014 Annual Meeting of Shareholders (2014 Annual Meeting) and is incorporated herein by reference. Information with respect to any material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors is included in the Company’s proxy statement for the 2014 Annual Meeting and is incorporated herein by reference. The following table summarizes information regarding executive officers of the Company:

Name, Age, Title and Year Elected to Present Office	Other Positions Held Last Five Years
Andreas W. Mattes — 52 President and Chief Executive Officer Year elected: 2013
2011-Jun 2013:  Senior Vice President, Global Strategic Partnerships, Violin Memory (computer storage systems); 2008 - 2011:  Senior Vice President and General Manager of Enterprise Services for the Americas, Hewlett-Packard Co. (computer technologies)

George S. Mayes, Jr. — 55 Executive Vice President, Chief Operating Officer Year elected: 2013	2006-2013: Senior Vice President, Supply Chain Management
Stefan E. Merz — 49 Senior Vice President, Strategic Projects Year elected: 2013
Sep 2011-Aug 2013: Vice President, Sales, Strategy and Operations, Enterprise Group, Hewlett-Packard Co. (computer technologies); Sep 2009 - Sep 2011: Vice President Strategy and Operations, Enterprise Operations, Enterprise services for Americas, Hewlett-Packard Co. Sep 2007- Sep 2009: Senior Director Sales Strategy, Technology Solution Group, Hewlett-Packard Co.

Christopher A. Chapman — 39 Vice President, Global Finance Year elected: 2011	2004- Feb 2010: Vice President, Controller, International Operations
Chad F. Hesse — 41 Vice President, General Counsel and Secretary Year elected: 2011	2008-Jan 2011: Senior Corporate Counsel and Secretary
John D. Kristoff — 46 Vice President, Chief Communications Officer Year elected: 2006
Christopher Macey — 41 Vice President, Corporate Controller Year elected: 2012	Oct 2009-Apr 2012: Vice President, Corporate Accounting and External Reporting; 2004-Oct 2009: Senior Manager, PricewaterhouseCoopers LLP (audit, tax and consulting)
Sheila M. Rutt — 45 Vice President, Chief Human Resources Officer Year elected: 2005
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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Information with respect to Section 16(a) Beneficial Ownership Reporting Compliance is included in the Company’s proxy statement for the 2014 Annual Meeting and is incorporated herein by reference.

ITEM 11: EXECUTIVE COMPENSATION

Information with respect to executive officer and director’s compensation is included in the Company’s proxy statement for the 2014 Annual Meeting and is incorporated herein by reference. Information with respect to compensation committee interlocks and insider participation and the compensation committee report is included in the Company’s proxy statement for the 2014 Annual Meeting and is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management is included in the Company’s proxy statement for the 2014 Annual Meeting and is incorporated herein by reference.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
Stock options	1,954,050	$39.63	N/A
Restricted stock units	498,624	N/A	N/A
Performance shares	542,382	N/A	N/A
Non-employee director deferred shares	146,050	N/A	N/A
Deferred compensation	49,969	N/A	N/A
Total equity compensation plans approved by security holders	3,191,075	$39.63	2,348,784

Equity compensation plans not approved by security holders:
Warrants	34,789	$46.00	N/A
Total equity compensation plans not approved by security holders	34,789	$46.00	N/A

Total	3,225,864	$39.74	2,348,784

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

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to certain relationships and related transactions and director independence is included in the Company’s proxy statement for the 2014 Annual Meeting and is incorporated herein by reference.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to principal accountant fees and services is included in the Company’s proxy statement for the 2014 Annual Meeting and is incorporated herein by reference.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. Documents filed as a part of this annual report on Form 10-K.
•  Consolidated Balance Sheets at December 31, 2013 and 2012
•  Consolidated Statements of Operations for the Years Ended December 31, 2013, 2012 and 2011
•  Consolidated Statements of Comprehensive (Loss) Income for the Years Ended December 31, 2013, 2012 and 2011
•  Consolidated Statements of Equity for the Years Ended December 31, 2013, 2012 and 2011
•  Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011
•  Notes to Consolidated Financial Statements
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

*10.1(i)	Form of Amended and Restated Employment Agreement — incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)
*10.1(ii)	Form of Amended and Restated Employment Agreement (2013)
*10.2(i)
Supplemental Employee Retirement Plan I as amended and restated January 1, 2008 — incorporated by reference to Exhibit 10.5(i) to Registrant’s Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)

*10.2(ii)
Supplemental Employee Retirement Plan II as amended and restated July 1, 2002 — incorporated by reference to Exhibit 10.5(ii) to Registrant’s Form 10-Q for the quarter ended September 30, 2002 (Commission File No. 1-4879)

*10.2(iii)	Pension Restoration Supplemental Executive Retirement Plan — incorporated by reference to Exhibit 10.5(iii) to Registrant’s Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)
*10.2(iv)	Pension Supplemental Executive Retirement Plan — incorporated by reference to Exhibit 10.5(iv) to Registrant’s Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)
*10.2(v)	401(k) Restoration Supplemental Executive Retirement Plan — incorporated by reference to Exhibit 10.5(v) to Registrant’s Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)
*10.2(vi)	401(k) Supplemental Executive Retirement Plan — incorporated by reference to Exhibit 10.5(vi) to Registrant’s Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)

*10.3(i)
1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992 (Commission File No. 1-4879)

*10.3(ii)
Amendment No. 1 to the Amended and Restated 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998 (Commission File No. 1-4879)

*10.3(iii)
Amendment No. 2 to the Amended and Restated 1985 Deferred Compensation Plan for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 2003 (Commission File No. 1-4879)

*10.3(iv)
Deferred Compensation Plan No. 2 for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7(iv) to Registrant’s Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)

*10.4(i)	1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 — incorporated by reference to Exhibit 4(a) to Form S-8 Registration Statement No. 333-60578
*10.4(ii)
Amendment No. 1 to the 1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 — incorporated by reference to Exhibit 10.8 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 2004 (Commission File No. 1-4879)

*10.4(iii)
Amendment No. 2 to the 1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 — incorporated by reference to Exhibit 10.8 (iii) to Registrant’s Form 10-Q for the quarter ended March 31, 2004 (Commission File No. 1-4879)

*10.4(iv)
Amendment No. 3 to the 1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 — incorporated by reference to Exhibit 10.8 (iv) to Registrant’s Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 1-4879)

*10.4(v)
Amended and Restated 1991 Equity and Performance Incentive Plan as Amended and Restated as of April 13, 2009 — incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on April 29, 2009 (Commission File No. 1-4879)

*10.5	Long-Term Executive Incentive Plan — incorporated by reference to Exhibit 10.9 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993 (Commission File No. 1-4879)
*10.6(i)
Form of Deferred Compensation Agreement and Amendment No. 1 to Deferred Compensation Agreement — incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 (Commission File No. 1-4879)

*10.6(ii)	Deferred Incentive Compensation Plan No. 2 — incorporated by reference to Exhibit 10.10 to Registrant’s Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)
*10.6(iii)
Section 162(m) Deferred Compensation Agreement (as amended and restated January 29, 1998) — incorporated by reference to Exhibit 10.13 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 1998 (Commission File No. 1-4879)

*10.7	Annual Incentive Plan — incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 1-4879)
*10.8	Deferral of Stock Option Gains Plan — incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (Commission File No. 1-4879)
10.9
Credit Agreement, dated as of June 30, 2011, by and among Diebold, Incorporated, the Subsidiary Borrowers (as defined therein) party thereto, JPMorgan Chase Bank, N.A., as administrative agent and a lender, and the other lender party thereto — incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on July 6, 2011 (Commission File No. 1-4879)

10.10(i)
Transfer and Administration Agreement, dated as of March 30, 2001 by and among DCC Funding LLC, Diebold Credit Corporation, Diebold, Incorporated, Receivables Capital Corporation and Bank of America, National Association and the financial institutions from time to time parties thereto — incorporated by reference to Exhibit 10.20(i) to Registrant’s Form 10-Q for the quarter ended March 31, 2001 (Commission File No. 1-4879)

10.10(ii)
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

*10.11	Form of Non-Qualified Stock Option Agreement — incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on September 21, 2009 (Commission File No. 1-4879)
*10.12	Form of Restricted Share Agreement — incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on September 21, 2009 (Commission File No. 1-4879)
*10.13	Form of RSU Agreement — incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K filed on September 21, 2009 (Commission File No. 1-4879)
*10.14	Form of Performance Share Agreement — incorporated by reference to Exhibit 10.4 to Registrant’s Form 8-K filed on September 21, 2009 (Commission File No. 1-4879)
*10.15	Diebold, Incorporated Annual Cash Bonus Plan — incorporated by reference to Exhibit A to Registrant’s Proxy Statement on Schedule 14A filed on March 16, 2010 (Commission File No. 1-4879)
10.16	Form of Note Purchase Agreement — incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on March 8, 2006 (Commission File No. 1-4879)

*10.17	Form of Deferred Shares Agreement — incorporated by reference to Exhibit 10.5 to Registrant’s Form 8-K filed on September 21, 2009 (Commission File No. 1-4879)
*10.18
Diebold, Incorporated Senior Leadership Severance Plan (For Tier I, Tier II, and Tier III Executives) — incorporated by reference to Exhibit 10.31 to Registrant’s Form 10-Q filed on April 30, 2012 (Commission File No. 1-4879)

*10.19
Executive Employment Agreement, dated as of June 6, 2013, by and between Diebold, Incorporated and Andreas W. Mattes - incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on June 6, 2013 (Commission File No. 1-4879)

*10.20	CEO Common Shares Award Agreement — incorporated by reference to Exhibit 4.5 to Registrant’s Form S-8 filed on August 15, 2013 (Registration Statement No. 333-190626)
21.1	Subsidiaries of the Registrant as of December 31, 2013
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 15(b) of this annual report.

(b)	Refer to page 96 of this annual report on Form 10-K for an index of exhibits, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIEBOLD, INCORPORATED
Date: March 3, 2014

By:   /s/ Andreas W. Mattes
Andreas W. Mattes
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andreas W. Mattes	President and Chief Executive Officer (Principal Executive Officer)	March 3, 2014
Andreas W. Mattes

/s/ Christopher A. Chapman	Vice President, Global Finance (Principal Financial Officer)	March 3, 2014
Christopher A. Chapman

/s/ Christopher Macey	Vice President and Corporate Controller (Principal Accounting Officer)	March 3, 2014
Christopher Macey

/s/ Patrick W. Allender	Director	March 3, 2014
Patrick W. Allender

/s/ Roberto Artavia	Director	March 3, 2014
Roberto Artavia

/s/ Bruce L. Byrnes	Director	March 3, 2014
Bruce L. Byrnes

*	Director	March 3, 2014
Phillip R. Cox

*	Director	March 3, 2014
Richard L. Crandall

*	Director	March 3, 2014
Gale S. Fitzgerald

/s/ Robert S. Prather, Jr.	Director	March 3, 2014
Robert S. Prather, Jr.

*	Director	March 3, 2014
Rajesh K. Soin

*	Director	March 3, 2014
Henry D.G. Wallace

/s/ Alan J. Weber	Director	March 3, 2014
Alan J. Weber

*
The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and directors of the Registrant and filed with the Securities and Exchange Commission on behalf of such officers and directors.

Date: March 3, 2014
*By:  /s/ Chad F. Hesse
Chad F. Hesse
Attorney-in-Fact

DIEBOLD, INCORPORATED AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
(in thousands)

	Balance at beginning of year	Additions	Deductions	Balance at end of year
Year ended December 31, 2013
Allowance for doubtful accounts	$27,854	13,411	16,393	$24,872

Year ended December 31, 2012
Allowance for doubtful accounts	$22,128	13,597	7,871	$27,854

Year ended December 31, 2011
Allowance for doubtful accounts	$24,868	10,928	13,668	$22,128

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT DESCRIPTION
10.1(ii)	Form of Amended and Restated Employment Agreement (2013)
21.1	Significant Subsidiaries of the Registrant as of December 31, 2013
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document