Form 10-Q
period 2014-03-31
DIEBOLD INC
filed 2014-05-05
CIK 28823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
Form 10-Q
__________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock outstanding as of April 30, 2014 was 64,595,131.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS
DIEBOLD, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$217,198	$230,709
Short-term investments	209,017	242,988
Trade receivables, less allowances for doubtful accounts of $25,365 and $24,872, respectively	475,532	447,239
Inventories	417,689	376,462
Deferred income taxes	102,156	110,165
Prepaid expenses	25,314	22,031
Prepaid income taxes	20,587	21,245
Other current assets	150,130	104,511
Total current assets	1,617,623	1,555,350
Securities and other investments	81,584	82,591
Property, plant and equipment, at cost	598,064	599,094
Less accumulated depreciation and amortization	438,539	438,199
Property, plant and equipment, net	159,525	160,895
Goodwill	181,864	179,828
Deferred income taxes	64,836	39,461
Finance lease receivables	130,591	74,516
Other assets	96,477	90,850
Total assets	$2,332,500	$2,183,491
LIABILITIES AND EQUITY
Current liabilities
Notes payable	$78,968	$43,791
Accounts payable	278,499	210,399
Deferred revenue	298,507	234,607
Payroll and other benefits liabilities	79,495	92,364
Other current liabilities	314,554	312,575
Total current liabilities	1,050,023	893,736
Long-term debt	457,076	480,242
Pensions and other benefits	116,716	118,674
Post-retirement and other benefits	19,595	19,282
Deferred income taxes	9,214	9,150
Other long-term liabilities	52,589	41,592
Commitments and contingencies	—	—
Equity
Diebold, Incorporated shareholders' equity
Preferred shares, no par value, 1,000,000 authorized shares, none issued	—	—
Common shares, $1.25 par value, 125,000,000 authorized shares, 79,076,885 and 78,618,517 issued shares, 64,487,964 and 64,068,047 outstanding shares, respectively	98,846	98,273
Additional capital	400,443	385,321
Retained earnings	713,896	722,743
Treasury shares, at cost (14,588,921 and 14,550,470 shares, respectively)	(556,559)	(555,252)
Accumulated other comprehensive loss	(46,375)	(54,321)
Total Diebold, Incorporated shareholders' equity	610,251	596,764
Noncontrolling interests	17,036	24,051
Total equity	627,287	620,815
Total liabilities and equity	$2,332,500	$2,183,491
See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2014	2013
Net sales
Services	$383,379	$382,218
Products	304,914	251,293
	688,293	633,511
Cost of sales
Services	275,225	296,911
Products	248,935	206,586
	524,160	503,497
Gross profit	164,133	130,014
Selling and administrative expense	120,292	125,513
Research, development and engineering expense	20,070	21,030
Loss (gain) on sale of assets, net	492	(2,613)
	140,854	143,930
Operating profit (loss)	23,279	(13,916)
Other income (expense)
Investment income	8,711	7,551
Interest expense	(6,918)	(7,343)
Foreign exchange loss, net	(11,957)	(2,214)
Miscellaneous, net	(1,435)	(1,098)
Income (loss) before taxes	11,680	(17,020)
Income tax expense (benefit)	6,804	(3,138)
Net income (loss)	4,876	(13,882)
Net loss attributable to noncontrolling interests	(4,930)	(436)
Net income (loss) attributable to Diebold, Incorporated	$9,806	$(13,446)

Basic weighted-average shares outstanding	64,254	63,311
Diluted weighted-average shares outstanding	64,809	63,311

Net income (loss) attributable to Diebold, Incorporated:
Basic earnings (loss) per share	$0.15	$(0.21)
Diluted earnings (loss) per share	$0.15	$(0.21)
See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2014	2013
Net income (loss)	$4,876	$(13,882)
Other comprehensive income, net of tax:
Translation adjustment	9,453	8,123
Foreign currency hedges (net of tax of $(860) and $101, respectively)	(1,597)	186
Interest rate hedges:
Net gain recognized in other comprehensive income (net of tax of $93 and $111, respectively)	174	205
Reclassification adjustment for amounts recognized in net income (net of tax of $(30) and $(33), respectively)	(57)	(60)
	117	145
Pension and other post-retirement benefits:
Net actuarial loss amortization (net of tax of $282 and $2,192, respectively)	525	3,335
Net prior service benefit amortization (net of tax of $(33) and $(41), respectively)	(63)	(63)
Curtailment loss (net of tax of $0 and $460, respectively)	—	699
	462	3,971
Unrealized gain (loss) on securities, net:
Net loss recognized in other comprehensive income (net of tax of $(567) and $(8), respectively)	(1,034)	(16)
Reclassification adjustment for amounts recognized in net income (net of tax of $(18) and $(30), respectively)	(32)	(56)
	(1,066)	(72)
Other	—	7
Other comprehensive income, net of tax	7,369	12,360
Comprehensive income (loss)	12,245	(1,522)
Less: comprehensive loss attributable to noncontrolling interests	(5,507)	(348)
Comprehensive income (loss) attributable to Diebold, Incorporated	$17,752	$(1,174)
See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2014	2013
Cash flow from operating activities:
Net income (loss)	$4,876	$(13,882)
Adjustments to reconcile net income (loss) to cash flow used in operating activities:
Depreciation and amortization	17,680	19,831
Share-based compensation	5,080	7,186
Excess tax benefits from share-based compensation	(158)	(166)
Devaluation of Venezuelan balance sheet	12,101	1,584
Loss (gain) on sale of assets, net	492	(2,613)
Cash flow from changes in certain assets and liabilities:
Trade receivables	(33,666)	4,848
Inventories	(42,482)	(18,785)
Prepaid expenses	(3,204)	730
Prepaid income taxes	659	(10,826)
Other current assets	(24,221)	(30,450)
Accounts payable	69,213	(11,739)
Deferred revenue	64,810	35,419
Deferred income tax	(17,930)	—
Finance lease receivables	(82,471)	(10,437)
Certain other assets and liabilities	(2,335)	(2,430)
Net cash used in operating activities	(31,556)	(31,730)
Cash flow from investing activities:
Proceeds from maturities of investments	210,147	113,939
Proceeds from sale of investments	305	3,854
Payments for purchases of investments	(169,188)	(108,887)
Proceeds from sale of assets	330	3,112
Capital expenditures	(7,316)	(9,328)
Collections on purchased finance receivables	—	1,678
Increase in certain other assets	(6,183)	(4,039)
Net cash provided by investing activities	28,095	329
Cash flow from financing activities:
Dividends paid	(18,653)	(18,418)
Revolving debt borrowings, net	4,125	108,000
Other debt borrowings	50,523	6,915
Other debt repayments	(42,760)	(85,091)
Distributions to noncontrolling interest holders	(1,508)	(3,464)
Excess tax benefits from share-based compensation	158	166
Issuance of common shares	10,615	98
Repurchase of common shares	(1,307)	(1,685)
Net cash provided by financing activities	1,193	6,521
Effect of exchange rate changes on cash and cash equivalents	(11,243)	(3,769)
Decrease in cash and cash equivalents	(13,511)	(28,649)
Cash and cash equivalents at the beginning of the period	230,709	368,792
Cash and cash equivalents at the end of the period	$217,198	$340,143
See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2014
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

NOTE 1: CONSOLIDATED FINANCIAL STATEMENTS
The accompanying unaudited condensed consolidated financial statements of Diebold, Incorporated and its subsidiaries (collectively, the Company) have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States (GAAP); however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods.
The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. In addition, some of the Company’s statements in this Quarterly Report on Form 10-Q may involve risks and uncertainties that could significantly impact expected future results. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of results to be expected for the full year.
The Company has reclassified the presentation of certain prior-year information to conform to the current presentation.
The Company's Venezuelan operations consist of a fifty-percent owned subsidiary, which is consolidated. Venezuela is measured using the U.S. dollar as its functional currency because its economy is considered highly inflationary. On March 24, 2014, the Venezuelan government announced a currency exchange mechanism, SICAD 2, which yielded an exchange rate significantly higher than the rates established through the other regulated exchange mechanisms. Management has determined that it is unlikely that the Company will be able to convert bolivars under a currency exchange other than SICAD 2. On March 31, 2014, the Company remeasured its Venezuelan balance sheet using the SICAD 2 rate of 50.86 compared to the previous official government rate of 6.3, resulting in a decrease of $6,051 to the Company’s cash balance and net losses of $12,101 that were recorded within foreign exchange loss, net in the condensed consolidated statements of operations. In addition, as a result of the currency devaluation, the Company recorded a $4,073 lower of cost or market adjustment related to its service inventory within service cost of sales in the condensed consolidated statements of operations in the first quarter of 2014. In the future, if the Company converts bolivares at a rate other than the SICAD 2 rate, the Company may realize additional gains or losses that would be recorded in the statement of operations. The Company does not expect its Venezuelan operations to be a significant component of its consolidated revenue or operating profit in the last nine months of 2014.

Recently Adopted Accounting Guidance
In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11), which requires entities to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (NOL) or tax credit carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. This accounting standard update requires entities to assess whether to net the unrecognized tax benefit with a deferred tax asset as of the reporting date. The adoption of this update did not have a material impact on the financial statements of the Company.

Recently Issued Accounting Guidance
In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08), which includes amendments that change the requirements for reporting discontinued operations and require additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets,liabilities, income, and expenses of discontinued operations. The guidance is effective for fiscal and interim periods beginning after December 15, 2014. The adoption of this update is not expected to have a material impact on the financial statements of the Company.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2014
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

NOTE 2: EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is based on the weighted-average number of common shares outstanding. Diluted earnings (loss) per share includes the dilutive effect of potential common shares outstanding. Under the two-class method of computing earnings (loss) per share, non-vested share-based payment awards that contain rights to receive non-forfeitable dividends are considered participating securities. The Company’s participating securities include restricted stock units (RSUs), deferred shares and shares that were vested, but deferred by the employee. The Company calculated basic and diluted earnings (loss) per share under both the treasury stock method and the two-class method. For the three months ended March 31, 2014 and 2013, there was no impact in the per share amounts calculated under the two methods. Accordingly, the treasury stock method is disclosed below.

The following represents amounts used in computing earnings (loss) per share and the effect on the weighted-average number of shares of dilutive potential common shares for the three months ended March 31:

	2014	2013
Numerator:
Income (loss) used in basic and diluted earnings per share:
Net income (loss) attributable to Diebold, Incorporated	$9,806	$(13,446)
Denominator (in thousands):
Weighted-average number of common shares used in basic earnings per share	64,254	63,311
Effect of dilutive shares (1)	555	—
Weighted-average number of shares used in diluted earnings per share	64,809	63,311
Net income (loss) attributable to Diebold, Incorporated:
Basic earnings (loss) per share	$0.15	$(0.21)
Diluted earnings (loss) per share	$0.15	$(0.21)
Anti-dilutive shares (in thousands):
Anti-dilutive shares not used in calculating diluted weighted-average shares	1,657	2,784

(1) Incremental shares of 659 thousand were excluded from the computation of diluted earnings (loss) per share for the three months ended March 31, 2013 because their effect is anti-dilutive due to the net loss attributable to Diebold, Incorporated.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2014
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

NOTE 3: EQUITY

The following table presents changes in shareholders' equity attributable to Diebold, Incorporated and the noncontrolling interests for the three months ended March 31:

	2014	2013
Diebold, Incorporated shareholders' equity
Balance at beginning of period	$596,764	$809,963
Comprehensive income (loss) attributable to Diebold, Incorporated	17,752	(1,174)
Common shares	573	545
Additional capital	15,122	13,628
Treasury shares	(1,307)	(1,685)
Dividends paid	(18,653)	(18,418)
Balance at end of period	$610,251	$802,859

Noncontrolling interests
Balance at beginning of period	$24,051	$35,348
Comprehensive loss attributable to noncontrolling interests	(5,507)	(348)
Distributions to noncontrolling interest holders	(1,508)	(3,464)
Balance at end of period	$17,036	$31,536

NOTE 4: ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the changes in the Company’s accumulated other comprehensive loss (AOCI), net of tax, by component for the three months ended March 31, 2014:

	Translation	Foreign Currency Hedges	Interest Rate Hedges	Pension and Other Post-retirement Benefits	Unrealized Gain on Securities, Net	Other	Accumulated Other Comprehensive Income
Balance at January 1, 2014	$(2,409)	$(1,884)	$(960)	$(52,027)	$2,679	$280	$(54,321)
Other comprehensive income before reclassifications (1)	10,030	(1,597)	174	—	(1,034)	—	7,573
Amounts reclassified from AOCI	—	—	(57)	462	(32)	—	373
Net current-period other comprehensive income (loss)	10,030	(1,597)	117	462	(1,066)	—	7,946
Balance at March 31, 2014	$7,621	$(3,481)	$(843)	$(51,565)	$1,613	$280	$(46,375)
1) Other comprehensive income before reclassifications within the translation component excludes $(577) of translation attributable to noncontrolling interests.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2014
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

The following table summarizes the details about amounts reclassified from AOCI for the three months ended March 31, 2014:

	Amount Reclassified from AOCI	Affected Line Item in the Statement of Operations
Interest rate hedges (net of tax of $(30))	$(57)	Interest expense
Pension and post-retirement benefits:
Net actuarial loss amortization (net of tax of $282)	525	(1)
Net prior service benefit amortization (net of tax of $(33))	(63)	(1)
	462
Unrealized gain on securities, net (net of tax of $(18))	(32)	Investment income
Total reclassifications for the period	$373
1) Pension and other post-retirement benefits AOCI components are included in the computation of net periodic benefit cost (refer to note 12 to the condensed consolidated financial statements).

NOTE 5: SHARE-BASED COMPENSATION
The Company’s share-based compensation payments to employees are recognized based on their grant-date fair values during the period in which the employee is required to provide services in exchange for the award. Share-based compensation is recognized as a component of selling and administrative expense. Total share-based compensation expense was $5,080 and $7,186 for the three months ended March 31, 2014 and 2013, respectively. Share-based compensation expense for the three months ended March 31, 2013 included accelerated expense of $2,982 related to executive severance.

Options outstanding and exercisable as of March 31, 2014 under the Company’s 1991 Equity and Performance Incentive Plan (as Amended and Restated as of April 13, 2009) and changes during the three months ended March 31, 2014, were as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(in thousands)	(per share)	(in years)
Outstanding at January 1, 2014	1,954	$39.63
Expired or forfeited	(283)	52.35
Exercised	(327)	32.50
Granted	446	34.13
Outstanding at March 31, 2014	1,790	37.34	6	$8,889
Options exercisable at March 31, 2014	1,018	40.30	4	3,902
Options vested and expected to vest at March 31, 2014 (2)	1,762	37.41	6	8,693
(1) The aggregate intrinsic value (the difference between the closing price of the Company’s common shares on the last trading day of the first quarter of 2014 and the exercise price, multiplied by the number of “in-the-money” options) that would have been received by the option holders had all option holders exercised their options on March 31, 2014. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common shares.
(2) The options expected to vest are the result of applying the pre-vesting forfeiture rate assumption to total outstanding non-vested options.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2014
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

The following table summarizes information on non-vested RSUs, performance shares and deferred shares for the three months ended March 31, 2014:

	Number of Shares	Weighted-Average Grant-Date Fair Value
	(in thousands)
RSUs:
Non-Vested at January 1, 2014	499	$32.28
Forfeited	(21)	32.63
Vested	(128)	32.74
Granted	257	34.19
Non-Vested at March 31, 2014	607	32.98
Performance Shares (1):
Non-Vested at January 1, 2014	542	$37.10
Forfeited	(159)	39.77
Granted	723	36.76
Non-Vested at March 31, 2014	1,106	36.50
Director Deferred Shares:
Non-Vested at March 31, 2014	30	$29.73
Vested at March 31, 2014	116	34.88
Outstanding at March 31, 2014	146	33.81

(1)
Non-vested performance shares are based on a maximum potential payout. Actual shares granted at the end of the performance period may be less than the maximum potential payout level depending on achievement of performance share objectives. During the first quarter of 2014, the Company granted maximum performance shares of 432 thousand based on certain annual management objectives, as determined by the Board of Directors. These performance shares vest proportionately over a three-year period and have a grant-date fair value of $32.97.

NOTE 6: INCOME TAXES

The effective tax rate on the income (loss) before taxes was 58.3 percent and 18.4 percent for the three months ended March 31, 2014 and 2013, respectively. The increase is mainly due to the mix of income, discrete tax expense on prior year cash repatriation and the 2013 rate benefit of 2012 and 2013 tax credits recorded in the first quarter of 2013 due to the retroactive reinstatement of the Federal Research and Development Tax Credit and the Look-Thru Rule for Related Controlled Foreign Corporations of Section 954(c)(6) of the Internal Revenue Code of 1986, as amended. Due to the expiration of these and other tax provisions at December 31, 2013, the tax benefits are not available for 2014, further impacting the effective tax rate.

NOTE 7: INVESTMENTS
The Company’s investments, primarily in Brazil, consist of certificates of deposit and U.S. dollar indexed bond funds, which are classified as available-for-sale and stated at fair value based upon quoted market prices and net asset values, respectively. Unrealized gains and losses are recorded in AOCI. Realized gains and losses are recognized in investment income and are determined using the specific identification method. Realized gain from the sale of securities were $50 and $86 for the three months ended March 31, 2014 and 2013, respectively. Proceeds from the sale of available-for-sale securities were $305 and $3,854 during the three months ended March 31, 2014 and 2013, respectively.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2014
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

The Company’s investments, excluding cash surrender value of insurance contracts of $71,423 and $72,214 as of March 31, 2014 and December 31, 2013, respectively, consisted of the following:

	Cost Basis	Unrealized Gain	Fair Value
As of March 31, 2014
Short-term investments:
Certificates of deposit	$169,652	$—	$169,652
U.S. dollar indexed bond funds	38,301	1,064	39,365
	$207,953	$1,064	$209,017
Long-term investments:
Assets held in a rabbi trust	$9,738	$423	$10,161

As of December 31, 2013
Short-term investments:
Certificates of deposit	$215,010	$—	$215,010
U.S. dollar indexed bond funds	25,263	2,715	27,978
	$240,273	$2,715	$242,988
Long-term investments:
Assets held in a rabbi trust	$10,085	$292	$10,377

NOTE 8: ALLOWANCE FOR CREDIT LOSSES
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
Financing Receivables The Company evaluates the collectability of notes and finance lease receivables (collectively, financing receivables) on a customer-by-customer basis and evaluates specific customer circumstances, aging of invoices, credit risk changes, payment patterns and historical loss experience. When the collectability is determined to be at risk based on the above criteria, the Company records the allowance for credit losses, which represents the Company’s current exposure less estimated reimbursement from insurance claims. After all efforts at collection have been unsuccessful, the account is deemed uncollectible and is written off.
The following table summarizes the Company’s allowance for credit losses for the three months ended March 31, 2014 and 2013:

	Finance Leases	Notes Receivable	Total
Allowance for credit losses
Balance at January 1, 2014	$439	$4,134	$4,573
Provision for credit losses	8	—	8
Balance at March 31, 2014	$447	$4,134	$4,581

Balance at January 1, 2013	$525	$2,047	$2,572
Provision for credit losses	7	—	7
Recoveries	3	—	3
Write-offs	(75)	(426)	(501)
Balance at March 31, 2013	$460	$1,621	$2,081

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2014
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

The Company's allowance of $4,581 and $2,081 at March 31, 2014 and 2013, respectively, all resulted from individual impairment evaluation. As of March 31, 2014, finance leases and notes receivable individually evaluated for impairment were $202,559 and $14,128, respectively. As of March 31, 2013, balances of finance leases and notes receivable individually evaluated for impairment were $89,845 and $15,790, respectively. As of March 31, 2014 and December 31, 2013, the Company’s finance lease receivables in Brazil were $117,310 and $33,283, respectively. The increase related to customer financing arrangements within the education ministry.
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
As of March 31, 2014 and December 31, 2013, the recorded investment in past-due financing receivables on nonaccrual status was $2,924 and $1,670, respectively, and there were no recorded investments in finance receivables past due 90 days or more and still accruing interest. The recorded investment in impaired notes receivable was $4,134 as of March 31, 2014 and December 31, 2013, respectively, and was fully reserved. The following table summarizes the Company’s aging of past-due notes receivable balances:

	March 31, 2014	December 31, 2013
30-59 days past due	$—	$85
60-89 days past due	—	—
> 89 days past due (1)	759	—
Total past due	$759	$85
(1) past-due notes receivable balances greater than 89 days as of March 31, 2014 are fully reserved.

NOTE 9: INVENTORIES
Major classes of inventories are summarized as follows:

	March 31, 2014	December 31, 2013
Finished goods	$206,711	$167,577
Service parts	126,291	132,508
Raw materials and work in process	84,687	76,377
Total inventories	$417,689	$376,462

NOTE 10: GOODWILL AND OTHER ASSETS
Goodwill In 2013, goodwill was reviewed for impairment based on a two-step test. As a result of the 2013 Step I goodwill impairment test, the Company concluded the Asia Pacific (AP) reporting unit had excess fair value of approximately $23,000 or eight percent when compared to its carrying amount. The amount of goodwill in the Company’s AP reporting unit was $42,433 and $41,307 as of March 31, 2014 and December 31, 2013, respectively. As of December 31, 2013, the Domestic and Canada and LA reporting units had excess fair value significantly greater than their carrying amounts. There have been no impairment indicators identified during the three months ended March 31, 2014.

Other Assets Included in other assets are net capitalized software development costs of $39,303 and $40,235 as of March 31, 2014 and December 31, 2013, respectively. Amortization expense on capitalized software of $4,589 and $4,849 was included in product cost of sales for the three months ended March 31, 2014 and 2013, respectively. Other long-term assets also consist of patents, trademarks and other intangible assets. Where applicable, other assets are stated at cost and, if applicable, are amortized ratably over the relevant contract period or the estimated life of the assets. Fees to renew or extend the term of the Company’s intangible assets are expensed when incurred.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2014
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

Impairment of long-lived assets is recognized when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the expected future undiscounted cash flows are less than the carrying amount of the asset group, an impairment loss may be recognized at that time to reduce the asset to the lower of its fair value or its net book value. There were no other asset impairments recorded by the Company in the three months ended March 31, 2014 and 2013.

NOTE 11: DEBT
Outstanding debt balances were as follows:

	March 31, 2014	December 31, 2013
Notes payable:
Uncommitted lines of credit	$78,255	$43,062
Other	713	729
	$78,968	$43,791
Long-term debt:
Credit facility	$216,125	$239,000
Senior notes	225,000	225,000
Industrial development revenue bonds	11,900	11,900
Other	4,051	4,342
	$457,076	$480,242
As of March 31, 2014, the Company had various international short-term uncommitted lines of credit with borrowing limits of $111,543. The weighted-average interest rate on outstanding borrowings on the short-term uncommitted lines of credit as of March 31, 2014 and December 31, 2013 was 2.90 percent and 3.24 percent, respectively. The decrease in the weighted-average interest rate is attributable to the change in mix of borrowings in foreign entities. Short-term uncommitted lines mature in less than one year. The amount available under the short-term uncommitted lines at March 31, 2014 was $33,288.
As of March 31, 2014, the Company had borrowing limits under its credit facility totaling $500,000, which expires in June 2016. Under the terms of the credit facility, the Company has the ability, subject to various approvals, to increase the borrowing limits by $250,000. Up to $50,000 of the revolving credit facility is available under a swing line sub-facility. The weighted-average interest rate on outstanding credit facility borrowings as of March 31, 2014 and December 31, 2013 was 1.36 percent, which is variable based on the London Interbank Offered Rate (LIBOR). The amount available under the credit facility as of March 31, 2014 was $283,875.

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
In 1997, industrial development revenue bonds were issued on behalf of the Company. The proceeds from the bond issuances were used to construct new manufacturing facilities in the United States. The Company guaranteed the payments of principal and interest on the bonds by obtaining letters of credit. The bonds were issued with a 20-year original term and are scheduled to mature in 2017. Each industrial development revenue bond carries a variable interest rate, which is reset weekly by the remarketing agents. The weighted-average interest rate on the bonds was 0.32 percent and 0.36 percent as of March 31, 2014 and December 31, 2013, respectively.
The Company’s financing agreements contain various restrictive financial covenants, including net debt to capitalization and net interest coverage ratios. As of March 31, 2014, the Company was in compliance with the financial and other covenants in its debt agreements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2014
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

NOTE 12: BENEFIT PLANS
The Company has qualified pension plans covering certain U.S. employees that have been closed to new participants since 2003. Plans that cover salaried employees provide pension benefits based on the employee’s compensation during the ten years before retirement. The Company’s funding policy for salaried plans is to contribute annually based on actuarial projections and applicable regulations. Plans covering hourly employees and union members generally provide benefits of stated amounts for each year of service. The Company’s funding policy for hourly plans is to make at least the minimum annual contributions required by applicable regulations. Employees of the Company’s operations in countries outside of the United States participate to varying degrees in local pension plans, which in the aggregate are not significant.
The Company has non-qualified pension plans to provide supplemental retirement benefits to certain officers. Benefits are payable at retirement based upon a percentage of the participant’s compensation, as defined. During the first quarter of 2013, the Company recognized a curtailment loss of $1,159 within selling and administrative expense as a result of the departure of certain executives officers.

In July 2013, the Company's board of directors approved the freezing of certain pension and supplemental executive retirement plan benefits effective as of December 31, 2013 for U.S.-based salaried employees.

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
The following table sets forth the net periodic benefit cost for the Company’s defined benefit pension plans and other benefits for the three months ended March 31:

	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Components of net periodic benefit cost
Service cost	$732	$3,331	$—	$—
Interest cost	5,750	6,957	157	157
Expected return on plan assets	(6,449)	(8,803)	—	—
Amortization of prior service (benefit) cost	(39)	18	(57)	(122)
Recognized net actuarial loss	756	5,421	51	106
Curtailment loss	—	1,159	—	—
Net periodic pension benefit cost	$750	$8,083	$151	$141
Contributions
There have been no changes to the expected 2014 plan year contribution amounts previously disclosed. For the three months ended March 31, 2014 and 2013, contributions of $1,924 and $761, respectively, were made to the qualified and non-qualified pension plans.

NOTE 13: GUARANTEES AND PRODUCT WARRANTIES
In 1997, industrial development revenue bonds were issued on behalf of the Company. The Company guaranteed the payments of principal and interest on the bonds (refer to note 11) by obtaining letters of credit. The carrying value of the bonds was $11,900 as of March 31, 2014 and December 31, 2013, respectively.
The Company provides its global operations guarantees and standby letters of credit through various financial institutions to suppliers, customers, regulatory agencies and insurance providers. If the Company is not able to make payment or fulfill contractual obligations, the suppliers, customers, regulatory agencies and insurance providers may draw on the pertinent bank. At March 31, 2014, the maximum future payment obligations related to these various guarantees totaled $89,073, of which $26,035 represented standby letters of credit to insurance providers, and no associated liability was recorded. At December 31, 2013, the maximum

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2014
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

future payment obligations relative to these various guarantees totaled $87,104, of which $26,035 represented standby letters of credit to insurance providers, and no associated liability was recorded.
The Company provides its customers a manufacturer’s warranty and records, at the time of the sale, a corresponding estimated liability for potential warranty costs. Estimated future obligations due to warranty claims are based upon historical factors such as labor rates, average repair time, travel time, number of service calls per machine and cost of replacement parts.
Changes in the Company’s warranty liability balance are illustrated in the following table:

	2014	2013
Balance at January 1	$83,199	$81,751
Current period accruals (1)	11,836	12,936
Current period settlements	(12,278)	(13,011)
Balance at March 31	$82,757	$81,676

(1)	Includes the impact of foreign exchange rate fluctuations.

NOTE 14: COMMITMENTS AND CONTINGENCIES

Contractual Obligations
At March 31, 2014, the Company had purchase commitments due within one year of $13,738 for materials through contract manufacturing agreements at negotiated prices.

Indirect Tax Contingencies
The Company accrues non income-tax liabilities for indirect tax matters when management believes that a loss is probable and the amounts can be reasonably estimated, while contingent gains are recognized only when realized. In the event any losses are sustained in excess of accruals, they are charged against income. In evaluating indirect tax matters, management takes into consideration factors such as historical experience with matters of similar nature, specific facts and circumstances, and the likelihood of prevailing. Management evaluates and updates accruals as matters progress over time. It is reasonably possible that some of the matters for which accruals have not been established could be decided unfavorably to the Company and could require recognizing future expenditures. Also, statutes of limitations could expire without the Company paying the taxes for matters for which accruals have been established, which could result in the recognition of future gains upon reversal of these accruals at that time.

At March 31, 2014, the Company was a party to several indirect tax claims from various taxing authorities globally that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the condensed consolidated financial statements would not be materially affected by the outcome of these indirect tax claims and/or proceedings or asserted claims.

In addition to these routine indirect tax matters, the Company was a party to the proceeding described below:

In August 2012, one of the Company's Brazilian subsidiaries was notified of a tax assessment of approximately R$270,000, including penalties and interest, regarding certain Brazilian federal indirect taxes (Industrialized Products Tax, Import Tax, Programa de Integração Social and Contribution to Social Security Financing) for 2008 and 2009. The assessment alleges improper importation of certain components into Brazil's free trade zone that would nullify certain indirect tax incentives. On September 10, 2012, the Company filed its administrative defenses with the tax authorities. This proceeding is currently pending an administrative level decision, which could negatively impact Brazilian federal indirect taxes in other years that remain open under statute. It is reasonably possible that the Company could be required to pay taxes, penalties and interest related to this matter, which could be material to the Company's condensed consolidated financial statements. Additionally, in May 2013, the U.S. Securities and Exchange Commission (SEC) requested that the Company retain certain documents and produce certain records relating to the assessment, and the Company is complying with that request.

In response to an order by the administrative court, the tax inspector provided further analysis with respect to the tax inspector’s initial assessment in December 2013 that, if accepted by the administrative court, could indicate a potential exposure that is significantly lower than the initial tax assessment received in August 2012. However, this further analysis is not binding upon the

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2014
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

At March 31, 2014 and December 31, 2013, the Company had an accrual of approximately $26,000 for certain indirect tax positions in both periods. A loss contingency is reasonably possible if it has a more than remote but less than probable chance of occurring. Although management believes the Company has valid defenses with respect to its indirect tax positions, it is reasonably possible that a loss could occur in excess of the estimated accrual, for which the Company estimated the aggregate risk at March 31, 2014 to be up to approximately $395,000 for its material indirect tax matters, which amounts includes the tax assessment discussed above. The aggregate risk related to indirect taxes will decrease on an annual basis as the applicable statutes of limitations expire.

Legal Contingencies
At March 31, 2014, the Company was a party to several lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the Company’s financial position or results of operations. In addition, the Company has indemnification obligations with certain former employees and costs associated with these indemnifications are expensed as incurred. In management’s opinion, the Company's condensed consolidated financial statements would not be materially affected by the outcome of these legal proceedings, commitments or asserted claims.

NOTE 15: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company uses derivatives to mitigate the economic consequences associated with fluctuations in currencies and interest rates.
FOREIGN EXCHANGE
Net Investment Hedges The Company has international subsidiaries with net balance sheet positions that generate cumulative translation adjustments within AOCI. The Company uses derivatives to manage potential changes in value of its net investments in Brazil. The Company uses the forward-to-forward method for its quarterly retrospective and prospective assessments of hedge effectiveness. No ineffectiveness results if the notional amount of the derivative matches the portion of the net investment designated as being hedged because the Company uses derivative instruments with underlying exchange rates consistent with its functional currency and the functional currency of the hedged net investment. Changes in value that are deemed effective are accumulated in AOCI where they will remain until they are reclassified to income together with the gain or loss on the entire investment upon substantial liquidation of the subsidiary. The fair value of the Company’s net investment hedge contracts was $(2,429) and $313 as of March 31, 2014 and December 31, 2013, respectively. The net (loss) gain recognized in AOCI on net investment hedge derivative instruments was $(2,457) and $287 in the three months ended March 31, 2014 and 2013, respectively.
Non-Designated Hedges A substantial portion of the Company’s operations and revenues are international. As a result, changes in foreign exchange rates can create substantial foreign exchange gains and losses from the revaluation of non-functional currency monetary assets and liabilities. The Company’s policy allows the use of foreign exchange forward contracts with maturities of up to 24 months to mitigate the impact of currency fluctuations on those foreign currency asset and liability balances. The Company elected not to apply hedge accounting to its foreign exchange forward contracts. Thus, spot-based gains/losses offset revaluation gains/losses within foreign exchange loss, net and forward-based gains/losses represent interest expense. The fair value of the Company’s non-designated foreign exchange forward contracts was $(303) and $705 as of March 31, 2014 and December 31, 2013, respectively.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2014
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

The following table summarizes the (loss) gain recognized on non-designated foreign-exchange derivative instruments for the three months ended March 31:

	2014	2013
Interest expense	$(1,430)	$(815)
Foreign exchange loss, net	1,231	1,402
	$(199)	$587
INTEREST RATE
Cash Flow Hedges The Company has variable rate debt and is subject to fluctuations in interest related cash flows due to changes in market interest rates. The Company’s policy allows derivative instruments designated as cash flow hedges that fix a portion of future variable-rate interest expense. As of March 31, 2014, the Company had two pay-fixed receive-variable interest rate swaps, with a total notional amount of $50,000, to hedge against changes in the LIBOR benchmark interest rate on a portion of the Company’s LIBOR-based borrowings. Changes in value that are deemed effective are accumulated in AOCI and reclassified to interest expense when the hedged interest is accrued. To the extent that it becomes probable that the Company’s variable rate borrowings will not occur, the gains or losses on the related cash flow hedges will be reclassified from AOCI to interest expense. The fair value of the Company’s interest rate contracts was $(2,074) and $(2,351) as of March 31, 2014 and December 31, 2013, respectively.
In December 2005 and January 2006, the Company executed cash flow hedges by entering into receive-variable and pay-fixed interest rate swaps, with a total notional amount of $200,000, related to the senior notes issuance in March 2006. Amounts previously recorded in AOCI related to the pre-issuance cash flow hedges will continue to be reclassified on a straight-line basis through February 2016.

The gain recognized on designated cash flow hedge derivative instruments was $267 and $316 for the three months ended March 31, 2014 and 2013, respectively. Gains and losses related to interest rate contracts that are reclassified from AOCI are recorded in interest expense on the statements of operations. The Company anticipates reclassifying $970 from AOCI to interest expense within the next 12 months.

NOTE 16: RESTRUCTURING AND OTHER CHARGES
Restructuring Charges
The following table summarizes the impact of the Company’s restructuring charges (accrual adjustments) on the condensed consolidated statements of operations for the three months ended March 31:

	2014	2013
Cost of sales – services	$700	$2,624
Cost of sales – products	14	139
Selling and administrative expense	4,465	5,887
Research, development and engineering expense	(42)	853
Total	$5,137	$9,503

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2014
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

The following table summarizes the Company’s restructuring charges (accrual adjustments) by reporting segment for the three months ended March 31:

	2014	2013
Severance
North America (NA)	$2,138	$9,528
Asia Pacific (AP)	255	—
Europe, Middle East and Africa (EMEA)	597	(98)
Latin America (LA)	1,242	—
Brazil	905	12
Total Severance	5,137	9,442

Other
EMEA	—	61
Total Other	—	61
Total	$5,137	$9,503

During the first quarter of 2013, the Company announced a multi-year realignment plan. Certain aspects of this plan were previously disclosed under the Company's global realignment plan and global shared services plan. This multi-year realignment focuses on globalizing the Company's service organization and creating a unified center-led global organization for research and development, as well as transforming the Company's general and administrative cost structure. Restructuring charges of $5,137 and $9,503 for the three months ended March 31, 2014 and 2013, respectively, related to the Company's multi-year realignment plan. Restructuring charges for the three months ended March 31, 2014 primarily related to a business process outsourcing initiative. As of March 31, 2014, the Company anticipates additional restructuring costs of $9,000 to $12,000 to be incurred through the end of 2014, primarily within NA and EMEA. As management finalizes certain aspects of the realignment plan, the anticipated future costs related to this plan are subject to change. As of March 31, 2014, cumulative total restructuring costs for the multi-year realignment plan were $62,470, $2,814, $5,481, $1,694 and $8,603 in NA, AP, EMEA, LA and Brazil, respectively.

The following table summarizes the Company’s restructuring accrual balances and related activity:

	2014	2013
Balance at January 1	$35,289	$11,844
Liabilities incurred	5,137	9,503
Liabilities paid/settled	(23,425)	(5,994)
Balance at March 31	$17,001	$15,353

Other Charges
Other charges consist of items that the Company has determined are non-routine in nature and are not expected to recur in future operations. Net non-routine expenses of $1,074 and $8,194 impacted the three months ended March 31, 2014 and 2013, respectively. Net non-routine expenses for 2013 consisted primarily of executive severance costs, including accelerated share-based compensation expense of $2,982 and non-routine income related to a gain on assets of $2,191 from the sale of certain U.S. manufacturing operations to a long-time supplier.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2014
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

NOTE 17: FAIR VALUE OF ASSETS AND LIABILITIES
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

Assets and Liabilities Recorded at Fair Value
Assets and liabilities subject to fair value measurement are as follows:

	March 31, 2014			December 31, 2013
		Fair Value Measurements Using			Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Assets
Short-term investments:
Certificates of deposit	$169,652	$169,652	$—	$215,010	$215,010	$—
U.S. dollar indexed bond funds	39,365	—	39,365	27,978	—	27,978
Assets held in rabbi trusts	10,161	10,161	—	10,377	10,377	—
Foreign exchange forward contracts	96	—	96	1,382	—	1,382
Total	$219,274	$179,813	$39,461	$254,747	$225,387	$29,360
Liabilities
Deferred compensation	$10,161	$10,161	$—	$10,377	$10,377	$—
Foreign exchange forward contracts	2,828	—	2,828	364	—	364
Interest rate swaps	2,074	—	2,074	2,351	—	2,351
Total	$15,063	$10,161	$4,902	$13,092	$10,377	$2,715

The Company uses the end of period when determining the timing of transfers between levels. During the three months ended March 31, 2014, there were no transfers between levels.
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
Assets Held in Rabbi Trusts / Deferred Compensation The fair value of the assets held in rabbi trusts (refer to note 7) are derived from investments in a mix of money market, fixed income and equity funds managed by Bank of America/Merill Lynch. The related deferred compensation liability is recorded at fair value.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2014
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
Interest Rate Swaps The Company has variable rate debt and is subject to fluctuations in interest-related cash flows due to changes in market interest rates. The Company’s policy allows it to periodically enter into derivative instruments designated as cash flow hedges to fix some portion of future variable rate-based interest expense. The Company executed two pay-fixed receive-variable interest rate swap to hedge against changes in the LIBOR benchmark interest rate on a portion of the Company’s LIBOR-based borrowings. The fair value of the swap is determined using the income approach and is calculated based on LIBOR rates at the reporting date.
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
The fair value and carrying value of the Company’s debt instruments are summarized as follows:

	March 31, 2014		December 31, 2013
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes payable	$78,968	$78,968	$43,791	$43,791
Long-term debt	466,182	457,076	489,499	480,242
Total debt instruments	$545,150	$536,044	$533,290	$524,033
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

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2014
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

NOTE 18: SEGMENT INFORMATION
The Company’s segments are comprised of five geographic segments: NA, AP, EMEA, LA and Brazil. The five geographic segments sell and service financial self-service and security systems around the globe, as well as elections, lottery and information technology solutions in Brazil, through wholly-owned subsidiaries, majority-owned joint ventures and independent distributors in most major countries.

Certain information not routinely used in the management of the segments, information not allocated back to the segments or information that is impractical to report is not shown. Total assets are not allocated to segments and are not included in the assessment of segment performance and therefore are excluded from the segment information disclosed below. The following tables represent information regarding the Company’s segment information and provides a reconciliation between segment operating profit and the condensed consolidated financial statements for the three months ended March 31:

	2014	2013
Revenue summary by segment
NA	$317,495	$330,855
AP	107,136	112,183
EMEA	84,114	66,068
LA	48,950	45,692
Brazil	130,598	78,713
Total customer revenues	$688,293	$633,511

Intersegment revenues
NA	$15,382	$18,798
AP	23,845	16,136
EMEA	7,044	15,893
LA	124	—
Total intersegment revenues	$46,395	$50,827

Segment operating profit (loss)
NA	$58,230	$46,077
AP	16,779	13,707
EMEA	11,336	4,292
LA	1,536	5,270
Brazil	9,992	(1,152)
Total segment operating profit	$97,873	$68,194
Corporate charges not allocated to segments (1)	(68,383)	(64,413)
Restructuring charges	(5,137)	(9,503)
Net non-routine expenses	(1,074)	(8,194)
	(74,594)	(82,110)
Operating profit (loss)	$23,279	$(13,916)

(1) Corporate charges not allocated to segments include headquarter based costs associated with manufacturing administration, procurement, human resources, finance and accounting, global development/engineering, global strategy/mergers and acquisitions, global information technology, tax, treasury and legal.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2014
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

	2014	2013
Segment property, plant and equipment, at cost
NA	$134,880	$155,599
AP	47,052	48,754
EMEA	40,761	38,731
LA	24,491	24,779
Brazil	60,974	73,753
Total segment property, plant and equipment, at cost	308,158	341,616
Corporate property plant and equipment, at cost, not allocated to segments	289,906	305,867
Total property, plant and equipment,at cost	$598,064	$647,483

Segment depreciation and amortization expense
NA	$2,439	$3,037
AP	1,858	1,882
EMEA	1,235	991
LA	761	847
Brazil	1,154	2,175
Total segment depreciation and amortization expense	7,447	8,932
Corporate depreciation and amortization expense	10,233	10,899
Total depreciation and amortization expense	$17,680	$19,831

The following table presents information regarding the Company’s revenue by service and product solution for the three months ended March 31:

Revenue summary by service and product solution	2014	2013
Financial self-service:
Services	$284,955	$280,283
Products	181,577	206,118
Total financial self-service	466,532	486,401
Security:
Services	98,424	101,935
Products	43,951	35,317
Total security	142,375	137,252
Total financial self-service & security	608,907	623,653
Brazil other	79,386	9,858
	$688,293	$633,511

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of March 31, 2014
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and accompanying notes that appear elsewhere in this Quarterly Report on Form10-Q.
Introduction
Diebold, Incorporated and its subsidiaries (collectively, the Company) is a global leader in providing integrated services and software, financial self-service (FSS) delivery and security systems to primarily the financial, commercial, retail and other markets. Founded in 1859, the Company currently has approximately 16,000 employees with representation in more than 90 countries worldwide. The Company unveiled its multi-year turnaround strategy, Diebold 2.0, at the Investment Community Conference in November 2013. The objective of Diebold 2.0 is to transform the Company into a world-class, services-led and software enabled provider of secure, convenient and efficient solutions for its customers. The turnaround strategy will follow a “Crawl, Walk, Run” approach, which requires the core business operations to be stabilized in the “Crawl” phase and build the foundation for future growth in the “Walk” and “Run” phases. Four core pillars provide the Company a clear path toward reaching this multi-year objective:

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

Diebold 2.0 - Turnaround Strategy
Diebold 2.0 is built on four core pillars: cost, cash, talent and growth. Underpinned by the four core pillars, the turnaround strategy encompasses eight specific actions to achieve top-tier performance and generate sustainable, profitable growth.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of March 31, 2014
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

5.	Instill a Winning Culture Grounded in Execution
The message being driven to every member of the organization: The Company is not merely to participate in a market, but to succeed, and win through a culture built upon accountability and execution. As an example, the Company has taken steps to better align employee compensation with Company performance.

6.	Collaborate With Customers and Partners to Drive Innovative Solutions
The Company must accelerate new ideas through teamwork with capable partners and collaboration with customers. For example, the India-originated Diebold 429 Automated Teller Machine (ATM) solution reduced development time and costs while at the same time meeting defined market needs.

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

As part of the transformation, the Company announced it is engaging Accenture to provide finance and accounting, human resources and procurement business process outsourcing services. The Company has signed this multi-year outsourcing agreement in an effort to create one global delivery model that enhances the quality, controls and efficiency of the Company’s integrated global business processes. The Company plans to utilize Accenture’s industry leading practices, technologies and global delivery network to establish more synchronized operational controls, improve operational transparency, lower spending and reduce costs.
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

Another demand driver in the global ATM marketplace is branch transformation. The concept of branch transformation is to help financial institutions reduce their costs by migrating routine transactions, typically done inside the branch, to lower-cost automated channels, including the ATM as well as adding convenience and additional security for the banks' customers. One area of branch transformation that continues to gain traction is deposit automation. Among the largest U.S. national banks, there has been extensive deployment of deposit automation-enabled terminals. Today, approximately 25 percent of ATMs globally are configured for automated deposits.
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
AND RESULTS OF OPERATIONS as of March 31, 2014
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

with a more convenient and secure option, while giving financial institutions the opportunity to offer their own branded mobile wallet solution.
In its security business, the Company has another opportunity for a successful outsourcing and managed services approach. Security challenges and the systems to address them have grown increasingly complex. This has created a strong business case among financial institutions and commercial customers for outsourcing and managed service solutions, particularly in the areas of monitoring, services and software management. Today, the Company is bringing its expertise back into the financial sector and pursuing other areas, namely the commercial market, with a focused effort to secure large, complex and technologically demanding projects. The Company has customer-focused teams that possess high levels of logical and enterprise security expertise that are required in this business. The Company is also leveraging best practices and some of the best talent to continue building upon its security outsourcing and manged services business.

As it relates to security, the Company recently introduced a new online security management tool in North America, called SecureStat®, that streamlines how customers manage their security operations. At the core of the solution is a personalized dashboard that utilizes customizable, distinct widgets to provide a snapshot of a user's entire security platform, including locations, security systems and devices. In addition, SecureStat® can unify security services and disparate systems, while providing a single interface for real-time administration of security operations across an enterprise. SecureStat® is a great example of the software-driven platforms the Company is investing in to strengthen its services offering and differentiate itself in the marketplace.

Moving forward, the Company intends to create shareholder value by leveraging the opportunities it sees within the area of branch transformation, growing its services, outsourcing and software capabilities, further building out its electronic security business and taking advantage of key commercial trends around the world. Many opportunities lie ahead, and the Company will continue to invest in developing new services, software and security solutions that align with the needs of its core markets.

Multi-Year Realignment Plan

The Company is committed to its previously announced multi-year realignment plan aimed at establishing a competitive cost structure throughout the organization. The Company has currently identified targeted savings of $150,000 that are expected to be fully realized by the end of 2015 and is working to accelerate the cost savings efforts beyond this target longer-term. The Company expects to reinvest a portion of the savings to drive long-term growth. Areas of reinvestment include: research and development of innovative new customer solutions; improving and updating the Company's information technology systems and infrastructure; transforming the general and administrative back-office functions; and strengthening sales coverage and marketing, processes and tools. In addition, some of the savings should offset price erosion, wage inflation in emerging markets and volatile commodity prices in the Company’s core business. Given these factors, the Company anticipates that approximately 50 percent of the savings will positively impact operating profit. In addition to the cost savings impact, the Company expects that the plan will enhance its competitive position by focusing on globalizing the Company's service organization, creating a unified center-led global organization for research and development as well as transforming the Company's general and administrative cost structure. Restructuring charges associated with the multi-year realignment plan were $5,137 and $9,503 for the three months ended March 31, 2014 and 2013, respectively. Restructuring charges for the three months ended March 31, 2014 primarily related to a business process outsourcing initiative.

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
AND RESULTS OF OPERATIONS as of March 31, 2014
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

RESULTS OF OPERATIONS

Net income (loss) attributable to Diebold, Incorporated for the three months ended March 31, 2014 was $9,806 or $0.15 per share, an increase of $23,252 and $0.36 per share, respectively, from the same period in 2013. Total revenue for the three months ended March 31, 2014 was $688,293, an increase of $54,782 compared to the same period in 2013.
The Company's Venezuelan operations consist of a fifty-percent owned subsidiary, which is consolidated. Venezuela is measured using the U.S. dollar as its functional currency because its economy is considered highly inflationary. On March 24, 2014, the Venezuelan government announced a currency exchange mechanism, SICAD 2, which yielded an exchange rate significantly higher than the rates established through the other regulated exchange mechanisms. Management has determined that it is unlikely that the Company will be able to convert bolivars under a currency exchange other than SICAD 2. On March 31, 2014, the Company remeasured its Venezuelan balance sheet using the SICAD 2 rate of 50.86 compared to the previous official government rate of 6.3, resulting in a decrease of $6,051 to the Company’s cash balance and net losses of $12,101 that were recorded within foreign exchange loss, net in the condensed consolidated statements of operations. In addition, as a result of the currency devaluation, the Company recorded a $4,073 lower of cost or market adjustment related to its service inventory within service cost of sales in the condensed consolidated statements of operations in the first quarter of 2014. In the future, if the Company converts bolivares at a rate other than the SICAD 2 rate, the Company may realize additional gains or losses that would be recorded in the statement of operations. The Company does not expect its Venezuelan operations to be a significant component of its consolidated revenue or operating profit in the last nine months of 2014.
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

	Three Months Ended
	March 31,
	2014		2013
	Dollars	% of Net sales	Dollars	% of Net sales
Net sales	$688,293	100.0	$633,511	100.0
Gross profit	164,133	23.8	130,014	20.5
Operating expenses	140,854	20.5	143,930	22.7
Operating profit (loss)	23,279	3.4	(13,916)	(2.2)
Net income (loss)	4,876	0.7	(13,882)	(2.2)
Net loss attributable to noncontrolling interests	(4,930)	(0.7)	(436)	(0.1)
Net income (loss) attributable to Diebold, Incorporated	9,806	1.4	(13,446)	(2.1)

First Quarter 2014 Comparisons to First Quarter 2013

Net Sales
The following table represents information regarding our net sales three months ended March 31:

	2014	2013	$ Change	% Change
Total financial self-service	466,532	486,401	(19,869)	(4.1)
Total security	142,375	137,252	5,123	3.7
Brazil other	79,386	9,858	69,528	705.3
Total customer revenue	$688,293	$633,511	$54,782	8.6

FSS sales in the first quarter of 2014 decreased compared to the same period of 2013, including net unfavorable currency impact of $17,193 or 3.5 percent related mainly to the Brazilian real and Indian rupee. The following commentary concerning segment variances include the impact of foreign currency. North America (NA) decreased $22,783 or 10.7 percent due primarily to lower volume within the U.S. national bank business due in part to a large non-recurring project that favorably impacted the first quarter of 2013. Asia Pacific (AP) decreased $3,365 or 3.1 percent principally due to lower sales in China. Europe, Middle East and Africa

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of March 31, 2014
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

(EMEA) increased $18,053 or 27.3 percent from growth in multiple countries within Western Europe. Latin America (LA) increased $7,117 or 20.9 percent driven by higher volume in Mexico. Brazil decreased $18,891 or 28.8 percent, including $10,272 in unfavorable currency impact, due to declines in volume.

Security sales increased compared to the same period of 2013, as growth in the electronic security business more than offset a decline in physical security sales. From a regional perspective, total security sales increased due to growth in NA of $9,423 or 8.0 percent combined with improvement in Brazil driven by GAS. LA decreased $3,859 or 33.3 percent mainly from lower volume in Chile and Peru while AP declined due to the Company exiting the security market in Australia.

Brazil other increased $69,528 primarily related to deliveries of information technology (IT) equipment to the education ministry.

Gross Profit
The following table represents information regarding our gross profit for the three months ended March 31:

	2014	2013	$ Change	% Change
Gross profit - services	$108,154	$85,307	$22,847	26.8
Gross profit - products	55,979	44,707	11,272	25.2
Total gross profit	$164,133	$130,014	$34,119	26.2

Gross margin – services	28.2%	22.3%
Gross margin – products	18.4%	17.8%
Total gross margin	23.8%	20.5%

Total service gross margin improved 5.9 percentage points to 28.2 percent compared with the first quarter of 2013. This increase was primarily driven by NA which benefited from lower employee related expense associated with restructuring initiatives implemented as part of the Company’s service transformation efforts, including the ongoing benefit from its pension freeze and voluntary early retirement program. Total service gross margin was also favorably impacted by margin improvements across each of the international regions except LA, which was adversely affected by a $4,073 lower of cost or market adjustment related to its service inventory as a result the Venezuelan currency devaluation. Total service gross profit in 2014 and 2013 included restructuring charges of $700 and $2,624, respectively.

The increase in total product gross margin resulted from additional volume and favorable product mix in Brazil coupled with higher sales in EMEA. Total product gross margin was negatively impacted by lower volume and margin deterioration in NA.

Operating Expenses
The following table represents information regarding our operating expenses for the three months ended March 31:

	2014	2013	$ Change	% Change
Selling and administrative expense	$120,292	$125,513	$(5,221)	(4.2)
Research, development and engineering expense	20,070	21,030	(960)	(4.6)
Loss (gain) on sale of assets, net	492	(2,613)	3,105	118.8
Total operating expenses	$140,854	$143,930	$(3,076)	(2.1)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of March 31, 2014
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

The decrease in selling and administrative expense was due to lower non-routine expenses, favorable currency impact of $2,550 and lower restructuring charges, partially offset by higher spend resulting in part from reinvestment of the Company’s savings into transformation initiatives. Selling and administrative expense in the first quarter of 2014 and 2013 included non-routine expenses of $1,074 and $10,088, respectively. The non-routine expense in 2013 pertained primarily to executive severance, including accelerated share-based compensation expense of $2,982. In addition, selling and administrative expense included $4,465 and $5,887 of restructuring charges in the first quarter of 2014 and 2013, respectively.

Research, development and engineering expense as a percent of net sales in 2014 and 2013 were 2.9 percent and 3.3 percent, respectively. The spend decrease between years resulted from a reduction in restructuring charges.

During the first quarter of 2013, the Company recognized a gain on assets of $2,191 from the sale of certain U.S. manufacturing operations to a long-time supplier.
Operating Profit (Loss)
The following table represents information regarding our operating profit (loss) for the three months ended March 31:

	2014	2013	$ Change	% Change
Operating profit (loss)	$23,279	$(13,916)	$37,195	267.3
Operating profit (loss) margin	3.4%	(2.2)%

The increase in operating profit (loss) was influenced primarily by an improvement in service margin, despite the negative impact of the lower of cost or market adjustment in Venezuela, higher product sales and lower total non-routine and restructuring charges, offset by higher spend partially attributable to reinvestment of the Company’s savings into transformation strategies.

Other Income (Expense)
The following table represents information regarding our other income (expense) for the three months ended March 31:

	2014	2013	$ Change	% Change
Investment income	$8,711	$7,551	$1,160	15.4
Interest expense	(6,918)	(7,343)	425	5.8
Foreign exchange loss, net	(11,957)	(2,214)	(9,743)	(440.1)
Miscellaneous, net	(1,435)	(1,098)	(337)	(30.7)
Other expense, net	$(11,599)	$(3,104)	$(8,495)	(273.7)

The investment income increase was primarily driven by Brazil due to a combination of increased leasing interest income and higher interest rates, partially offset by unfavorable currency impact. The foreign exchange loss, net in 2014 included $12,101 related to the devaluation of the Venezuelan currency. Similarly, the first quarter of 2013 included a $1,584 devaluation of the Venezuelan balance sheet.

Net Income (Loss)
The following table represents information regarding our net income (loss) for the three months ended March 31:

	2014	2013	$ Change	% Change
Net income (loss)	$4,876	$(13,882)	$18,758	135.1
Percent of net sales	0.7%	(2.2)%
Effective tax rate	58.3%	18.4%

The increase in net income (loss) was driven by higher operating profit mostly related to an improvement in service margin, higher product sales and a reduction in non-routine expenses and restructuring charges. These benefits were partially offset by the currency devaluation in Venezuela, higher taxes resulting from a rate increase and higher operating profit combined with increased operational spend due in part to investments in the Company’s transformation efforts.

The effective tax rate increased 39.9 percentage points mainly due to the mix of income, discrete tax expense on prior year cash repatriation and the 2013 rate benefit of 2012 and 2013 tax credits recorded in the first quarter of 2013 due to the retroactive

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of March 31, 2014
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

reinstatement of the Federal Research and Development Tax Credit and the Look-Thru Rule for Related Controlled Foreign Corporations of Section 954(c)(6) of the Internal Revenue Code of 1986, as amended. Due to the expiration of these and other tax provisions at December 31, 2013, the tax benefits are not available for 2014, further impacting the effective tax rate.

Segment Revenue and Operating Profit Summary
The following tables represent information regarding our revenue and operating profit by reporting segment for the three months ended March 31:

	2014	2013	$ Change	% Change
North America:
Revenue	$317,495	$330,855	$(13,360)	(4.0)
Segment operating profit	58,230	46,077	12,153	26.4
Segment operating profit margin	18.3%	13.9%

NA revenue decreased due to lower FSS product volume in the U.S. national bank sector partially due to the beneficial impact of a large non-recurring project in the first quarter of 2013 and lower physical security sales offset by higher electronic security volume due in part to contract growth in the U.S. maintenance business. Operating profit increased despite the net sales decline due to an improvement in service margin primarily driven by lower employee related expense resulting from restructuring initiatives in addition to the ongoing benefit from the Company's pension freeze and voluntary early retirement program.

	2014	2013	$ Change	% Change
Asia Pacific:
Revenue	$107,136	$112,183	$(5,047)	(4.5)
Segment operating profit	16,779	13,707	3,072	22.4
Segment operating profit margin	15.7%	12.2%

Revenue declined due to a net unfavorable currency impact of $5,696. Revenue was relatively flat to the comparable period in the prior year on a constant currency basis with the most significant growth resulting in India offset primarily by a decrease in China. Operating profit increased from higher overall margin performance and lower operating expense offset by the decline in sales volume.

	2014	2013	$ Change	% Change
Europe, Middle East and Africa:
Revenue	$84,114	$66,068	$18,046	27.3
Segment operating profit	11,336	4,292	7,044	164.1
Segment operating profit margin	13.5%	6.5%

Revenue increased from higher product and service sales in Western Europe. The overall volume increase contributed to the operating profit gain between years. In addition, operating profit improved from the combination of higher service margin performance and a reduction in operating expense.

	2014	2013	$ Change	% Change
Latin America:
Revenue	$48,950	$45,692	$3,258	7.1
Segment operating profit	1,536	5,270	(3,734)	(70.9)
Segment operating profit margin	3.1%	11.5%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of March 31, 2014
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

Revenue increased as higher FSS sales in Mexico were largely offset by a decline in sales concentrated mainly in Colombia and Chile. Operating profit decreased mainly due to a $4,073 lower of cost or market adjustment related to service inventory as a result of the Venezuelan currency devaluation. Higher operating expense related to sales commissions also negatively influenced operating profit. These negative impacts to operating profit were partially offset by the benefit of improved service margin performance within the region, excluding the impact of the Venezuela currency devaluation.

	2014	2013	$ Change	% Change
Brazil:
Revenue	$130,598	$78,713	$51,885	65.9
Segment operating profit (loss)	9,992	(1,152)	11,144	N/M
Segment operating profit (loss) margin	7.7%	(1.5)%

The increase in revenue included a net unfavorable currency impact of $12,191. On a constant currency basis, revenue increased due to deliveries of IT equipment to the education ministry in the first quarter of 2014, partially offset by a decline in FSS sales. Operating profit increased due to the IT related volume growth and favorable solution mix while also benefiting from higher service gross margin, which outweighed an increase in operating expense.

Refer to note 18 to the condensed consolidated financial statements for further details of segment revenue and operating profit.

LIQUIDITY AND CAPITAL RESOURCES

Capital resources are obtained from income retained in the business, borrowings under the Company’s senior notes, committed and uncommitted credit facilities, long-term industrial revenue bonds and operating and capital leasing arrangements. Management expects that the Company’s capital resources will be sufficient to finance planned working capital needs, research and development activities, investments in facilities or equipment, pension contributions, the payment of dividends on the Company’s common shares and any repurchases of the Company’s common shares for at least the next 12 months. As of March 31, 2014, $410,360 or 96.3 percent of the Company's cash and cash equivalents and short-term investments reside in international tax jurisdictions. Repatriation of these funds could be negatively impacted by potential payments for foreign and domestic taxes. The Company has $80,618 that is available for repatriation with no additional tax expense as the Company has already provided for such taxes. Part of the Company’s growth strategy is to pursue strategic acquisitions. The Company has made acquisitions in the past and intends to make acquisitions in the future. The Company intends to finance any future acquisitions with either cash and short-term investments, cash provided from operations, borrowings under available credit facilities, proceeds from debt or equity offerings and/or the issuance of common shares.

The Company's global liquidity as of March 31, 2014 and December 31, 2013 was as follows:

	March 31, 2014	December 31, 2013
Cash and cash equivalents	$217,198	$230,709
Additional cash availability from:
Short-term uncommitted lines of credit	33,288	63,747
Five-year credit facility	283,875	261,000
Short-term investments	209,017	242,988
Total global liquidity	$743,378	$798,444

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of March 31, 2014
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

The following table summarizes the results of our condensed consolidated statement of cash flows for the three months ended March 31:

Net cash flow provided by (used in):	2014	2013
Operating activities	$(31,556)	$(31,730)
Investing activities	28,095	329
Financing activities	1,193	6,521
Effect of exchange rate changes on cash and cash equivalents	(11,243)	(3,769)
Net decrease in cash and cash equivalents	$(13,511)	$(28,649)
Net cash used in operating activities was $31,556 for the three months ended March 31, 2014, a decrease of $174 from $31,730 for the same period in 2013. Cash flows from operating activities are generated primarily from operating income and managing the components of working capital. Cash flows from operating activities during the three months ended March 31, 2014, compared to the same period of 2013, were positively impacted by a $18,758 increase in net income, prepaid income taxes, other current assets, accounts payable and deferred revenue. These changes were partially offset by unfavorable changes in trade receivables, inventories, prepaid expenses, deferred income taxes, finance lease receivables and certain other assets and liabilities.
Net cash provided by investing activities was $28,095 for the three months ended March 31, 2014 compared to $329 for the same period in 2013. The $27,766 change was primarily related to a $32,358 increase in net investment proceeds.
Net cash provided by financing activities was $1,193 for the three months ended March 31, 2014 compared to $6,521 for the same period in 2013. The change was primarily due to a $17,936 change in debt repayments and borrowings year over year, partially offset by an increase of $10,517 in issuances of common shares related to share-based compensation activity.
Effect of exchange rate changes on cash and cash equivalents was negatively impacted by $6,051 related to the currency devaluation in Venezuela for the three months ended March 31, 2014.
As of March 31, 2014, the Company had various international short-term uncommitted lines of credit with borrowing limits of $111,543. The weighted-average interest rate on outstanding borrowings on the short-term uncommitted lines of credit as of March 31, 2014 and December 31, 2013 was 2.90 percent and 3.24 percent, respectively. The decrease in the weighted-average interest rate is attributable to the change in mix of borrowing in foreign entities. Short-term uncommitted lines mature in less than one year. The amount available under the short-term uncommitted lines at March 31, 2014 was $33,288.
As of March 31, 2014, the Company had borrowing limits under its credit facility totaling $500,000, which expires in June 2016. Under the terms of the credit facility, the Company has the ability, subject to various approvals, to increase the borrowing limits by $250,000. Up to $50,000 of the revolving credit facility is available under a swing line sub-facility. The weighted-average interest rate on outstanding credit facility borrowings as of March 31, 2014 and December 31, 2013 was 1.36 percent, which is variable based on the London Interbank Offered Rate (LIBOR). The amount available under the credit facility as of March 31, 2014 was $283,875.

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
In 1997, industrial development revenue bonds were issued on behalf of the Company. The proceeds from the bond issuances were used to construct new manufacturing facilities in the United States. The Company guaranteed the payments of principal and interest on the bonds by obtaining letters of credit. The bonds were issued with a 20-year original term and are scheduled to mature in 2017. Each industrial development revenue bond carries a variable interest rate, which is reset weekly by the remarketing agents. The weighted-average interest rate on the bonds was 0.32 percent and 0.36 percent as of March 31, 2014 and December 31, 2013, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of March 31, 2014
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

The Company’s financing agreements contain various restrictive financial covenants, including net debt to capitalization and net interest coverage ratios. As of March 31, 2014, the Company was in compliance with the financial and other covenants in its debt agreements.
Dividends The Company paid dividends of $18,653 and $18,418 in the three months ended March 31, 2014 and 2013, respectively. Quarterly dividends were $0.2875 per share for both periods.
Contractual Obligations In the first three months of 2014, the Company entered into purchase commitments due within one year for materials through contract manufacturing agreements for a total negotiated price. As of March 31, 2014, these additional contracts have remaining obligations of $2,127.
Except for the contract manufacturing agreements noted above, all contractual cash obligations with initial and remaining terms in excess of one year and contingent liabilities remained generally unchanged at March 31, 2014 compared to December 31, 2013.
Off-Balance Sheet Arrangements The Company enters into various arrangements not recognized in the condensed consolidated balance sheets that have or could have an effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources. The principal off-balance sheet arrangements that the Company enters into are guarantees, operating leases and sales of finance receivables. The Company provides its global operations guarantees and standby letters of credit through various financial institutions to suppliers, regulatory agencies and insurance providers. If the Company is not able to make payment, the suppliers, regulatory agencies and insurance providers may draw on the pertinent bank. Refer to note 13 to the condensed consolidated financial statements for further details of guarantees. The Company has sold finance receivables to financial institutions while continuing to service the receivables. The Company records these sales by removing finance receivables from the condensed consolidated balance sheets and recording gains and losses in the condensed consolidated statements of income.
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
Management believes there have been no significant changes during the three months ended March 31, 2014 to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

FORWARD-LOOKING STATEMENT DISCLOSURE
In this Quarterly Report on Form 10-Q, statements that are not reported financial results or other historical information are “forward-looking statements”. Forward-looking statements give current expectations or forecasts of future events and are not guarantees of future performance. These forward-looking statements relate to, among other things, the Company's future operating performance, the Company's share of new and existing markets, the Company's short- and long-term revenue and earnings growth rates, and the Company's implementation of cost-reduction initiatives and measures to improve pricing, including the optimization of the Company's manufacturing capacity.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of March 31, 2014
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

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

•
global economic conditions, including any additional deterioration and disruption in the financial markets, including the bankruptcies, restructurings or consolidations of financial institutions, which could reduce the Company's customer base and/or adversely affect its customers' ability to make capital expenditures, as well as adversely impact the availability and cost of credit;

•	acceptance of the Company's product and technology introductions in the marketplace;

•	the Company's ability to maintain effective internal controls;

•
changes in the Company's intention to further repatriate cash and cash equivalents and short-term investments residing in international tax jurisdictions could negatively impact foreign and domestic taxes;

•	unanticipated litigation, claims or assessments, as well as the outcome/impact of any current/pending litigation, claims or assessments, including with respect to the Company's Brazilian tax dispute;

•	variations in consumer demand for FSS technologies, products and services;

•	potential security violations to the Company's information technology systems;

•
the investment performance of the Company's pension plan assets, which could require the Company to increase its pension contributions, and significant changes in healthcare costs, including those that may result from government action;

•	the amount and timing of repurchases of the Company's common shares, if any;

•	the outcome of the Company's assessment of its indirect tax compliance in Brazil; and

•
the Company's ability to achieve benefits from its cost-reduction initiatives and other strategic changes, including its multi-year realignment plan and other restructuring actions, as well as its business process outsourcing initiative.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2014

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company's Venezuelan operations consist of a fifty-percent owned subsidiary, which is consolidated. Venezuela is measured using the U.S. dollar as its functional currency because its economy is considered highly inflationary. On March 24, 2014, the Venezuelan government announced a currency exchange mechanism, SICAD 2, which yielded an exchange rate significantly higher than the rates established through the other regulated exchange mechanisms. Management has determined that it is unlikely that the Company will be able to convert bolivars under a currency exchange other than SICAD 2. On March 31, 2014, the Company remeasured its Venezuelan balance sheet using the SICAD 2 rate of 50.86 compared to the previous official government rate of 6.3, resulting in a decrease of $6,051 to the Company’s cash balance and net losses of $12,101 that were recorded within foreign exchange loss, net in the condensed consolidated statements of operations. In addition, as a result of the currency devaluation, the Company recorded a $4,073 lower of cost or market adjustment related to its service inventory within service cost of sales in the condensed consolidated statements of operations in the first quarter of 2014. In the future, if the Company converts bolivares at a rate other than the SICAD 2 rate, the Company may realize additional gains or losses that would be recorded in the statement of operations. The Company does not expect its Venezuelan operations to be a significant component of its consolidated revenue or operating profit in the last nine months of 2014.
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Except the currency devaluation noted above, there have been no material changes in this information since December 31, 2013.

ITEM 4: CONTROLS AND PROCEDURES
This Quarterly Report includes the certifications of our principal executive officer (PEO) and principal financial officer (PFO) required by Rule 13a-14 of the Exchange Act. See Exhibits 31.1 and 31.2. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.
Based on the performance of procedures by management, designed to ensure the reliability of financial reporting, management believes that the unaudited condensed consolidated financial statements fairly present, in all material respects, the Company's financial position, results of operations and cash flows as of the dates, and for the periods presented. Refer to note 1 in the notes to the condensed consolidated financial statements.

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

In connection with the preparation of this Quarterly Report, management, under the supervision and with the participation of the PEO and PFO, conducted an evaluation of disclosure controls and procedures. Based on this evaluation, the PEO and PFO have concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2014 due to the material weaknesses described below.

A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness in our internal control over financial reporting as of March 31, 2014:

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

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2014

Remediation of Material Weakness

The remediation efforts outlined below are intended to address the identified material weaknesses in internal control over financial reporting.

Controls over Brazil Indirect Taxes and Communication: To address this material weakness, management completed an evaluation to facilitate development of detailed remediation plans pertaining to: (a) design and operating effectiveness of control procedures pertaining to manufacturing and supply chain processes that could materially impact indirect tax incentives in its Brazilian subsidiary; (b) roles and responsibilities within its Brazilian subsidiary, including the reporting structure, with respect to the indirect tax compliance program; and (c) communication by operational management to regional and corporate management.

During the quarter ended March 31, 2014, the Company continued implementing control procedures pertaining to manufacturing and supply chain processes that impact indirect tax incentives in its Brazilian subsidiary. In addition, the Company continued the fulfillment of related roles and responsibilities in the indirect tax compliance organization structure. These activities are planned to continue into 2014.

India System Adoption and Account Reconciliation Process: To address this material weakness, management has begun implementation of a plan to:

•	Conduct a review of account reconciliation processes to align those processes with system functionality to reduce the risk of future errors.

•	Conduct additional focused training on the Company’s account reconciliation policies and procedures to reinforce discipline and improve operating effectiveness.
During the quarter ended March 31, 2014, the Company began the implementation of its plan to identify and correct the issues within its reconciliation process. The Company has also focused its policies and procedures to reinforce the discipline and operating effectiveness of the Indian enterprise resource planning system.

There is no assurance that these efforts will remediate the material weaknesses and that additional remediation efforts might not be necessary. At this time, the Company anticipates the remediation efforts related to the material weaknesses will be fully implemented by the end of 2014.

During the quarter ended March 31, 2014, there were no changes to the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS
(dollars in thousands)
At March 31, 2014, the Company was a party to several lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the Company's financial position or results of operations. In addition, the Company has indemnification obligations with certain former employees and costs associated with these indemnifications are expensed as incurred. In management's opinion, the Company's condensed consolidated financial statements would not be materially affected by the outcome of those legal proceedings, commitments or asserted claims.
In addition to the routine legal proceedings noted above, the Company was a party to the legal proceeding described below at March 31, 2014:
Indirect Tax Contingencies
In August 2012, one of the Company's Brazilian subsidiaries was notified of a tax assessment of approximately R$270,000, including penalties and interest, regarding certain Brazilian federal indirect taxes (Industrialized Products Tax, Import Tax, Programa de Integração Social and Contribution to Social Security Financing) for 2008 and 2009. The assessment alleges improper importation of certain components into Brazil's free trade zone that would nullify certain indirect tax incentives. On September 10, 2012, the Company filed its administrative defenses with the tax authorities. This proceeding is currently pending an administrative level decision, which could negatively impact Brazilian federal indirect taxes in other years that remain open under statute. It is reasonably possible that the Company could be required to pay taxes, penalties and interest related to this matter, which could be material to the Company's condensed consolidated financial statements. Additionally, in May 2013, the SEC requested that the Company retain certain documents and produce certain records relating to the assessment, and the Company is complying with that request.

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

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2014

ITEM 1A: RISK FACTORS
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. There has been no material change to this information since December 31, 2013.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Information concerning the Company’s share repurchases made during the first quarter of 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
January	647	$32.35	—	2,426,177
February	37,461	34.02	—	2,426,177
March	163	35.19	—	2,426,177
Total	38,271	$—	—

(1)	All shares were surrendered or deemed surrendered to the Company in connection with the Company’s share-based compensation plans.

(2)
The total number of shares repurchased as part of the publicly announced share repurchase plan since its inception was 13,450,772 as of March 31, 2014. The plan was approved by the Board of Directors in 1997. The Company may purchase shares from time to time in open market purchases or privately negotiated transactions. The Company may make all or part of the purchases pursuant to accelerated share repurchases or Rule 10b5-1 plans. The plan has no expiration date. The following table provides a summary of Board of Directors approvals to repurchase the Company’s outstanding common shares:

Total Number of Shares Approved for Repurchase
1997	2,000,000
2004	2,000,000
2005	6,000,000
2007	2,000,000
2011	1,876,949
2012	2,000,000
15,876,949

ITEM 3: DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4: MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5: OTHER INFORMATION
None.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2014

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
FORM 10-Q as of March 31, 2014

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIEBOLD, INCORPORATED

Date: May 5, 2014	By:	/s/ Andreas W. Mattes
Andreas W. Mattes
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2014	By:	/s/ Christopher A. Chapman
Christopher A. Chapman
Vice President, Global Finance
(Principal Financial Officer)

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2014

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