Form 10-Q
period 2014-06-30
DIEBOLD INC
filed 2014-08-06
CIK 28823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
Form 10-Q
__________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock outstanding as of July 31, 2014 was 64,608,372.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS
DIEBOLD, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$222,863	$230,709
Short-term investments	152,970	242,988
Trade receivables, less allowances for doubtful accounts of $29,138 and $24,872, respectively	546,018	447,239
Inventories	481,314	376,462
Deferred income taxes	102,765	110,165
Prepaid expenses	25,335	22,031
Prepaid income taxes	17,579	21,245
Other current assets	169,153	104,511
Total current assets	1,717,997	1,555,350
Securities and other investments	82,675	82,591
Property, plant and equipment, at cost	599,495	599,094
Less accumulated depreciation and amortization	441,191	438,199
Property, plant and equipment, net	158,304	160,895
Goodwill	181,850	179,828
Deferred income taxes	65,352	39,461
Finance lease receivables	119,717	74,516
Other assets	89,013	90,850
Total assets	$2,414,908	$2,183,491
LIABILITIES AND EQUITY
Current liabilities
Notes payable	$63,105	$43,791
Accounts payable	296,724	210,399
Deferred revenue	277,246	234,607
Payroll and other benefits liabilities	93,461	93,845
Other current liabilities	331,556	311,094
Total current liabilities	1,062,092	893,736
Long-term debt	490,432	480,242
Pensions and other benefits	115,847	118,674
Post-retirement and other benefits	19,674	19,282
Deferred income taxes	9,423	9,150
Other long-term liabilities	48,697	41,592
Commitments and contingencies	—	—
Equity
Diebold, Incorporated shareholders' equity
Preferred shares, no par value, 1,000,000 authorized shares, none issued	—	—
Common shares, $1.25 par value, 125,000,000 authorized shares, 79,195,594 and 78,618,517 issued shares, 64,599,752 and 64,068,047 outstanding shares, respectively	98,994	98,273
Additional capital	409,213	385,321
Retained earnings	736,780	722,743
Treasury shares, at cost (14,595,842 and 14,550,470 shares, respectively)	(556,807)	(555,252)
Accumulated other comprehensive loss	(37,342)	(54,321)
Total Diebold, Incorporated shareholders' equity	650,838	596,764
Noncontrolling interests	17,905	24,051
Total equity	668,743	620,815
Total liabilities and equity	$2,414,908	$2,183,491
See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net sales
Services	$409,819	$413,216	$793,198	$795,434
Products	323,638	293,897	628,552	545,190
	733,457	707,113	1,421,750	1,340,624
Cost of sales
Services	283,605	317,135	558,830	614,046
Products	263,057	232,562	511,992	439,148
	546,662	549,697	1,070,822	1,053,194
Gross profit	186,795	157,416	350,928	287,430
Selling and administrative expense	121,006	157,205	241,298	282,718
Research, development and engineering expense	21,637	23,417	41,707	44,447
Impairment of assets	—	642	—	642
Gain on sale of assets, net	(13,050)	(226)	(12,558)	(2,839)
	129,593	181,038	270,447	324,968
Operating profit (loss)	57,202	(23,622)	80,481	(37,538)
Other income (expense)
Investment income	9,935	6,814	18,646	14,365
Interest expense	(7,840)	(6,766)	(14,758)	(14,109)
Foreign exchange gain (loss), net	596	(2,216)	(11,361)	(4,430)
Miscellaneous, net	1,308	309	(127)	(789)
Income (loss) before taxes	61,201	(25,481)	72,881	(42,501)
Income tax expense	18,070	78,371	24,874	75,233
Net income (loss)	43,131	(103,852)	48,007	(117,734)
Net income (loss) attributable to noncontrolling interests	1,496	1,183	(3,434)	747
Net income (loss) attributable to Diebold, Incorporated	$41,635	$(105,035)	$51,441	$(118,481)

Basic weighted-average shares outstanding	64,588	63,700	64,424	63,509
Diluted weighted-average shares outstanding	65,224	63,700	65,018	63,509

Net income (loss) attributable to Diebold, Incorporated:
Basic earnings (loss) per share	$0.64	$(1.65)	$0.80	$(1.87)
Diluted earnings (loss) per share	$0.64	$(1.65)	$0.79	$(1.87)
See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income (loss)	$43,131	$(103,852)	$48,007	$(117,734)
Other comprehensive income (loss), net of tax:
Translation adjustment	11,353	(54,625)	20,806	(46,502)
Foreign currency hedges (net of tax $(1,063), $1,336, $(1,923) and $1,437, respectively)	(1,975)	2,482	(3,572)	2,668
Interest rate hedges:
Net gain recognized in other comprehensive income (net of tax $79, $181, $172 and $292, respectively)	145	337	319	542
Reclassification adjustment for amounts recognized in net income (net of tax $(28), $(27), $(58) and $(60), respectively)	(52)	(51)	(109)	(111)
	93	286	210	431
Pension and other post-retirement benefits:
Net actuarial loss amortization (net of tax $282, $1,940, $564 and $4,132, respectively)	524	3,600	1,049	6,935
Net prior service benefit amortization (net of tax $(34), $(36), $(67) and $(77), respectively)	(61)	(67)	(124)	(130)
Curtailment loss (net of tax $0, $0, $0 and $460, respectively)	—	—	—	699
	463	3,533	925	7,504
Unrealized (loss) gain on securities, net:
Net (loss) income recognized in other comprehensive income (net of tax $(216), $1,063, $(783) and $1,055, respectively)	(433)	2,066	(1,467)	2,050
Reclassification adjustment for amounts recognized in net income (net of tax $(237), $(35), $(255) and $(65), respectively)	(445)	(71)	(477)	(127)
	(878)	1,995	(1,944)	1,923
Other	—	7	—	14
Other comprehensive income (loss), net of tax	9,056	(46,322)	16,425	(33,962)
Comprehensive income (loss)	52,187	(150,174)	64,432	(151,696)
Less: comprehensive income (loss) attributable to noncontrolling interests	1,519	1,429	(3,988)	1,081
Comprehensive income (loss) attributable to Diebold, Incorporated	$50,668	$(151,603)	$68,420	$(152,777)
See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2014	2013
Cash flow from operating activities:
Net income (loss)	$48,007	$(117,734)
Adjustments to reconcile net income (loss) to cash flow used in operating activities:
Depreciation and amortization	36,719	42,194
Share-based compensation	10,379	10,470
Excess tax benefits from share-based compensation	(255)	(246)
Devaluation of Venezuelan balance sheet	12,101	1,584
Gain on sale of assets, net	(12,558)	(2,839)
Impairment of assets	—	642
Cash flow from changes in certain assets and liabilities:
Trade receivables	(100,600)	(44,757)
Inventories	(101,246)	(62,302)
Prepaid expenses	(4,464)	6,759
Prepaid income taxes	3,667	(30,257)
Other current assets	(35,092)	(51,948)
Accounts payable	87,049	23,089
Deferred revenue	42,776	12,410
Deferred income tax	(18,462)	86,198
Finance lease receivables	(71,884)	(15,764)
Certain other assets and liabilities	12,088	79,076
Net cash used in operating activities	(91,775)	(63,425)
Cash flow from investing activities:
Proceeds from maturities of investments	300,464	225,389
Proceeds from sale of investments	31,047	8,790
Payments for purchases of investments	(230,454)	(233,374)
Proceeds from sale of assets	17,555	3,828
Capital expenditures	(18,350)	(18,156)
Collections on purchased finance receivables	—	3,066
Increase in certain other assets	(8,003)	(6,981)
Net cash provided by (used in) investing activities	92,259	(17,438)
Cash flow from financing activities:
Dividends paid	(37,404)	(36,919)
Revolving debt borrowings, net	20,040	111,000
Other debt borrowings	95,445	21,104
Other debt repayments	(86,071)	(101,076)
Distributions to noncontrolling interest holders	(2,158)	(3,464)
Excess tax benefits from share-based compensation	255	246
Issuance of common shares	14,234	9,841
Repurchase of common shares	(1,555)	(1,967)
Net cash provided by (used in) financing activities	2,786	(1,235)
Effect of exchange rate changes on cash and cash equivalents	(11,116)	(4,125)
Decrease in cash and cash equivalents	(7,846)	(86,223)
Cash and cash equivalents at the beginning of the period	230,709	368,792
Cash and cash equivalents at the end of the period	$222,863	$282,569
See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2014
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
The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. In addition, some of the Company’s statements in this Quarterly Report on Form 10-Q may involve risks and uncertainties that could significantly impact expected future results. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of results to be expected for the full year.
The Company has reclassified the presentation of certain prior-year information to conform to the current presentation.
The Company's Venezuelan operations consist of a fifty-percent owned subsidiary, which is consolidated. Venezuela is measured using the U.S. dollar as its functional currency because its economy is considered highly inflationary. On March 24, 2014, the Venezuelan government announced a currency exchange mechanism, SICAD 2, which yielded an exchange rate significantly higher than the rates established through the other regulated exchange mechanisms. Management has determined that it is unlikely that the Company will be able to convert bolivars under a currency exchange other than SICAD 2. On March 31, 2014, the Company remeasured its Venezuelan balance sheet using the SICAD 2 rate of 50.86 compared to the previous official government rate of 6.3, resulting in a decrease of $6,051 to the Company’s cash balance and net losses of $12,101 that were recorded within foreign exchange gain (loss), net in the condensed consolidated statements of operations in the first quarter of 2014. In addition, as a result of the currency devaluation, the Company recorded a $4,073 lower of cost or market adjustment related to its service inventory within service cost of sales in the condensed consolidated statements of operations in the first quarter of 2014. In the future, if the Company converts bolivars at a rate other than the SICAD 2 rate, the Company may realize additional gains or losses that would be recorded in the statement of operations. The Company's Venezuelan operations represented less than one percent of the Company's total assets as of June 30, 2014 and less than one percent of net sales for both the three and six months ended June 30, 2014. The Company does not expect its Venezuelan operations to be a significant component of its consolidated revenue or operating profit for the remainder of 2014.

In the second quarter of 2014, the Company divested its Diebold Eras, Incorporated (Eras) subsidiary for a sale price of $20,000, including installment payments of $1,000 on the first and second year anniversary dates of the closing. This sale resulted in a gain of $13,709 recognized within gain on sale of assets, net in the condensed consolidated statement of operations. Revenue and operating profit in the six months ended June 30, 2014 related to this divested subsidiary were $6,011 and $2,970, respectively, and are included within the North America (NA) segment. Net income before taxes related to this divested subsidiary are included in continuing operations and were $2,050 and $1,036 for the three months ended June 30, 2014 and 2013, respectively, and $2,978 and $2,084 for the six months ended June 30, 2014 and 2013, respectively.

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

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08), which includes amendments that change the requirements for reporting discontinued operations and require additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2014
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

operations and financial results. Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. In the second quarter of 2014, the Company elected to early adopt ASU 2014-08. The adoption of this update did not have a material impact on the financial statements of the Company.

Recently Issued Accounting Guidance
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

NOTE 2: EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is based on the weighted-average number of common shares outstanding. Diluted earnings (loss) per share includes the dilutive effect of potential common shares outstanding. Under the two-class method of computing earnings (loss) per share, non-vested share-based payment awards that contain rights to receive non-forfeitable dividends are considered participating securities. The Company’s participating securities include restricted stock units (RSUs), deferred shares and shares that were vested, but deferred by the employee. The Company calculated basic and diluted earnings (loss) per share under both the treasury stock method and the two-class method. For the three and six months ended June 30, 2014 and 2013, there was no impact in the per share amounts calculated under the two methods. Accordingly, the treasury stock method is disclosed below.

The following represents amounts used in computing earnings (loss) per share and the effect on the weighted-average number of shares of dilutive potential common shares:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Numerator:
Income (loss) used in basic and diluted earnings per share:
Net income (loss) attributable to Diebold, Incorporated	$41,635	$(105,035)	$51,441	$(118,481)
Denominator (in thousands):
Weighted-average number of common shares used in basic earnings per share	64,588	63,700	64,424	63,509
Effect of dilutive shares (1)	636	—	594	—
Weighted-average number of shares used in diluted earnings per share	65,224	63,700	65,018	63,509
Net income (loss) attributable to Diebold, Incorporated:
Basic earnings (loss) per share	$0.64	$(1.65)	$0.80	$(1.87)
Diluted earnings (loss) per share	$0.64	$(1.65)	$0.79	$(1.87)
Anti-dilutive shares (in thousands):
Anti-dilutive shares not used in calculating diluted weighted-average shares	1,022	2,538	1,214	2,598
(1) Incremental shares of 447 thousand and 505 thousand were excluded from the computation of diluted earnings (loss) per share for the three and six months ended June 30, 2013, respectively, because their effect is anti-dilutive due to the net loss attributable to Diebold, Incorporated.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2014
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

NOTE 3: EQUITY
The following table presents changes in shareholders' equity attributable to Diebold, Incorporated and the noncontrolling interests:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Diebold, Incorporated shareholders' equity
Balance at beginning of period	$610,251	$802,859	$596,764	$809,963
Comprehensive income (loss) attributable to Diebold, Incorporated	50,668	(151,603)	68,420	(152,777)
Common shares	148	178	721	723
Additional capital	8,770	5,961	23,892	19,589
Treasury shares	(248)	(283)	(1,555)	(1,968)
Dividends paid	(18,751)	(18,501)	(37,404)	(36,919)
Balance at end of period	$650,838	$638,611	$650,838	$638,611

Noncontrolling interests
Balance at beginning of period	$17,036	$31,536	$24,051	$35,348
Comprehensive income (loss) attributable to noncontrolling interests	1,519	1,429	(3,988)	1,081
Distributions to noncontrolling interest holders	(650)	—	(2,158)	(3,464)
Balance at end of period	$17,905	$32,965	$17,905	$32,965

NOTE 4: ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the changes in the Company’s accumulated other comprehensive loss (AOCI), net of tax, by component for the three months ended June 30, 2014:

	Translation	Foreign Currency Hedges	Interest Rate Hedges	Pension and Other Post-retirement Benefits	Unrealized Gain (Loss) on Securities, Net	Other	Accumulated Other Comprehensive Loss
Balance at March 31, 2014	$7,621	$(3,481)	$(843)	$(51,565)	$1,613	$280	$(46,375)
Other comprehensive income (loss) before reclassifications (1)	11,330	(1,975)	145	—	(433)	—	9,067
Amounts reclassified from AOCI	—	—	(52)	463	(445)	—	(34)
Net current-period other comprehensive income (loss)	11,330	(1,975)	93	463	(878)	—	9,033
Balance at June 30, 2014	$18,951	$(5,456)	$(750)	$(51,102)	$735	$280	$(37,342)
(1) Other comprehensive income (loss) before reclassifications within the translation component excludes $23 of translation attributable to noncontrolling interests.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2014
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

The following table summarizes the changes in the Company’s AOCI, net of tax, by component for the six months ended June 30, 2014:

	Translation	Foreign Currency Hedges	Interest Rate Hedges	Pension and Other Post-retirement Benefits	Unrealized Gain (Loss) on Securities, Net	Other	Accumulated Other Comprehensive Loss
Balance at January 1, 2014	$(2,409)	$(1,884)	$(960)	$(52,027)	$2,679	$280	$(54,321)
Other comprehensive income (loss) before reclassifications (1)	21,360	(3,572)	319	—	(1,467)	—	16,640
Amounts reclassified from AOCI	—	—	(109)	925	(477)	—	339
Net current-period other comprehensive income (loss)	21,360	(3,572)	210	925	(1,944)	—	16,979
Balance at June 30, 2014	$18,951	$(5,456)	$(750)	$(51,102)	$735	$280	$(37,342)
(1) Other comprehensive income (loss) before reclassifications within the translation component excludes $(554) of translation attributable to noncontrolling interests.

The following table summarizes the details about amounts reclassified from AOCI:

	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Affected Line Item in the Statement of Operations
Interest rate hedges (net of tax of $(28) and $(58), respectively)	(52)	(109)	Interest expense
Pension and post-retirement benefits:
Net actuarial loss amortization (net of tax of $282 and $564, respectively)	524	1,049	(1)
Net prior service benefit amortization (net of tax of $(34) and $(67), respectively)	(61)	(124)	(1)
	463	925
Unrealized gain on securities, net (net of tax of $(237) and $(255), respectively)	(445)	(477)	Investment income
Total reclassifications for the period	$(34)	$339
(1) Pension and other post-retirement benefits AOCI components are included in the computation of net periodic benefit cost (refer to note 12 to the condensed consolidated financial statements).

NOTE 5: SHARE-BASED COMPENSATION
The Company’s share-based compensation payments to employees are recognized based on their grant-date fair values during the period in which the employee is required to provide services in exchange for the award. Share-based compensation is recognized as a component of selling and administrative expense. Total share-based compensation expense was $5,299 and $3,284 for the three months ended June 30, 2014 and 2013, respectively, and $10,379 and $10,470 for the six months ended June 30, 2014 and 2013, respectively. Share-based compensation expense for the six months ended June 30, 2013 included accelerated expense of $2,982 related to executive severance.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2014
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

Options outstanding and exercisable as of June 30, 2014 under the Company’s 1991 Equity and Performance Incentive Plan (as Amended and Restated as of April 13, 2009) (the 1991 Plan) and changes during the six months ended June 30, 2014, were as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(in thousands)	(per share)	(in years)
Outstanding at January 1, 2014	1,954	$39.63
Expired or forfeited	(329)	51.83
Exercised	(431)	33.05
Granted	446	34.13
Outstanding at June 30, 2014	1,640	37.19	6	$8,703
Options exercisable at June 30, 2014	909	40.18	4	3,798
Options vested and expected to vest at June 30, 2014 (2)	1,613	37.26	6	8,505

(1)
The aggregate intrinsic value (the difference between the closing price of the Company’s common shares on the last trading day of the second quarter of 2014 and the exercise price, multiplied by the number of “in-the-money” options) that would have been received by the option holders had all option holders exercised their options on June 30, 2014. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common shares.

(2)	The options expected to vest are the result of applying the pre-vesting forfeiture rate assumption to total outstanding non-vested options.

The following table summarizes information on non-vested RSUs and performance shares for the six months ended June 30, 2014:

	Number of Shares	Weighted-Average Grant-Date Fair Value
	(in thousands)
RSUs:
Non-Vested at January 1, 2014	499	$32.28
Forfeited	(40)	32.99
Vested	(131)	32.77
Granted (1)	299	34.98
Non-Vested at June 30, 2014	627	33.42
Performance Shares (2):
Non-Vested at January 1, 2014	542	$37.10
Forfeited	(171)	39.67
Granted (3)	746	38.09
Non-Vested at June 30, 2014	1,117	37.38

(1)
The RSUs granted during the six months ended June 30, 2014 include 35 thousand one-year RSUs to non-employee directors under the 1991 Plan. These RSUs have a weighted-average grant-date fair value of $39.35.

(2)
Non-vested performance shares are based on a maximum potential payout. Actual shares granted at the end of the performance period may be less than the maximum potential payout level depending on achievement of performance share objectives. Performance shares are based on certain annual management objectives, as determined by the Board of Directors.

(3)
The maximum performance shares granted during the six months ended June 30, 2014 include 455 thousand which vest proportionately over a three-year period and have a weighted-average grant-date fair value of $35.35.

As of June 30, 2014, there were 143 thousand director deferred shares vested and outstanding.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2014
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

NOTE 6: INCOME TAXES
The effective tax rate on income was 29.5 percent for the three months ended June 30, 2014 and the effective tax rate on the loss was (307.6) percent for the three months ended June 30, 2013. The second quarter 2014 tax rate benefited from a $2,439 release of a valuation allowance against excess capital losses utilized against capital gains from the sale of Eras. The negative tax rate for 2013 is a result of tax expense of approximately $47,000 related to the repatriation of previously undistributed earnings and the establishment of a valuation allowance of approximately $39,200 on deferred tax assets in the Company’s Brazilian manufacturing facility, both of which occurred in the second quarter of 2013.
The effective tax rate on income was 34.1 percent for the six months ended June 30, 2014 and the effective tax rate on the loss was (177.0) percent for the six months ended June 30, 2013. The tax rate for the six months ended June 30, 2014 reflects tax on foreign entities not permanently reinvested and the negative impact from the December 31, 2013 expiration of the Federal Research and Development Tax Credit and the Look-Thru Rule for Related Controlled Foreign Corporations under Section 954(c)(6) of the Internal Revenue Code of 1986, as amended.
The Internal Revenue Service (IRS) completed its examination of the Company’s U.S. federal income tax returns for the years 2008-2010 and has issued a Revenue Agent’s Report (RAR) that includes various proposed adjustments, including adjustments related to transfer pricing. The net tax deficiency, excluding interest, associated with the RAR is $6,300 after net operating loss utilization. In May 2014, the Company filed a protest challenging proposed adjustments contained in the RAR and will pursue resolution of these issues with the Appeals Division of the IRS. The time frame for the appeals process has not yet been established. The Company believes it has adequately provided for any related uncertain tax positions.

NOTE 7: INVESTMENTS
The Company’s investments, primarily in Brazil, consist of certificates of deposit and U.S. dollar indexed bond funds, which are classified as available-for-sale and stated at fair value based upon quoted market prices and net asset values, respectively. Unrealized gains and losses are recorded in AOCI. Realized gains and losses are recognized in investment income and are determined using the specific identification method. Realized gains from the sale of securities were $682 and $106 for the three months ended June 30, 2014 and 2013, respectively, and $732 and $192 for the six months ended June 30, 2014 and 2013, respectively. Proceeds from the sale of available-for-sale securities were $31,047 and $8,790 during the six months ended June 30, 2014 and 2013, respectively.

The Company’s investments, excluding cash surrender value of insurance contracts of $72,660 and $72,214 as of June 30, 2014 and December 31, 2013, respectively, consisted of the following:

	Cost Basis	Unrealized (Loss) Gain	Fair Value
As of June 30, 2014
Short-term investments:
Certificates of deposit	$144,273	$—	$144,273
U.S. dollar indexed bond funds	8,963	(266)	8,697
	$153,236	$(266)	$152,970
Long-term investments:
Assets held in a rabbi trust	$9,285	$730	$10,015

As of December 31, 2013
Short-term investments:
Certificates of deposit	$215,010	$—	$215,010
U.S. dollar indexed bond funds	25,263	2,715	27,978
	$240,273	$2,715	$242,988
Long-term investments:
Assets held in a rabbi trust	$10,085	$292	$10,377

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2014
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
The following table summarizes the Company’s allowance for credit losses for the six months ended June 30, 2014 and 2013:

	Finance Leases	Notes Receivable	Total
Allowance for credit losses
Balance at January 1, 2014	$439	$4,134	$4,573
Provision for credit losses	114	—	114
Write-offs	(227)	—	(227)
Balance at June 30, 2014	$326	$4,134	$4,460

Balance at January 1, 2013	$525	$2,047	$2,572
Provision for credit losses	7	—	7
Recoveries	3	—	3
Write-offs	(90)	(2,047)	(2,137)
Balance at June 30, 2013	$445	$—	$445

The Company's allowance of $4,460 and $445 at June 30, 2014 and 2013, respectively, all resulted from individual impairment evaluation. As of June 30, 2014, finance leases and notes receivable individually evaluated for impairment were $194,791 and $18,923, respectively. As of June 30, 2013, finance leases and notes receivable individually evaluated for impairment were $90,490 and $14,428, respectively. As of June 30, 2014 and December 31, 2013, the Company’s finance lease receivables in Brazil were $123,162 and $33,283, respectively. The increase related to customer financing arrangements within the education ministry.
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
As of June 30, 2014 and December 31, 2013, the recorded investment in past-due financing receivables on nonaccrual status was $1,287 and $1,670, respectively, and there were no recorded investments in finance receivables past due 90 days or more and still accruing interest. The recorded investment in impaired notes receivable was $4,134 as of June 30, 2014 and December 31, 2013 and was fully reserved.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2014
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

The following table summarizes the Company’s aging of past-due notes receivable balances:

	June 30, 2014	December 31, 2013
30-59 days past due	$—	$85
60-89 days past due	—	—
> 89 days past due (1)	759	—
Total past due	$759	$85
(1) Past-due notes receivable balances greater than 89 days as of June 30, 2014 are fully reserved.

NOTE 9: INVENTORIES
Major classes of inventories are summarized as follows:

	June 30, 2014	December 31, 2013
Finished goods	$238,493	$167,577
Service parts	133,748	132,508
Raw materials and work in process	109,073	76,377
Total inventories	$481,314	$376,462

NOTE 10: GOODWILL AND OTHER ASSETS
Goodwill In 2013, goodwill was reviewed for impairment based on a two-step test. As a result of the 2013 Step I goodwill impairment test, the Company concluded the Asia Pacific (AP) reporting unit had excess fair value of approximately $23,000 or eight percent when compared to its carrying amount. The amount of goodwill in the Company’s AP reporting unit was $43,005 and $41,307 as of June 30, 2014 and December 31, 2013, respectively. As of December 31, 2013, the Domestic and Canada and Latin America (LA) reporting units had excess fair value significantly greater than their carrying amounts. There have been no impairment indicators identified during the six months ended June 30, 2014.

Other Assets Included in other assets are net capitalized software development costs of $37,018 and $40,235 as of June 30, 2014 and December 31, 2013, respectively. Amortization expense on capitalized software included in product cost of sales was $4,335 and $6,402 for the three months ended June 30, 2014 and 2013, respectively, and $8,924 and $11,251 for the six months ended June 30, 2014 and 2013, respectively. Other long-term assets also consist of patents, trademarks and other intangible assets. Where applicable, other assets are stated at cost and, if applicable, are amortized ratably over the relevant contract period or the estimated life of the assets. Fees to renew or extend the term of the Company’s intangible assets are expensed when incurred.

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
FORM 10-Q as of June 30, 2014
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

NOTE 11: DEBT
Outstanding debt balances were as follows:

	June 30, 2014	December 31, 2013
Notes payable:
Uncommitted lines of credit	$62,281	$43,062
Other	824	729
	$63,105	$43,791
Long-term debt:
Credit facility	$251,040	$239,000
Senior notes	225,000	225,000
Industrial development revenue bonds	11,900	11,900
Other	2,492	4,342
	$490,432	$480,242
As of June 30, 2014, the Company had various international short-term uncommitted lines of credit with borrowing limits of $124,595. The weighted-average interest rate on outstanding borrowings on the short-term uncommitted lines of credit as of June 30, 2014 and December 31, 2013 was 4.64 percent and 3.24 percent, respectively. The increase in the weighted-average interest rate is attributable to the change in mix of borrowings in foreign entities. Short-term uncommitted lines mature in less than one year. The amount available under the short-term uncommitted lines at June 30, 2014 was $62,314.
As of June 30, 2014, the Company had borrowing limits under its credit facility totaling $500,000, which expires in June 2016. Under the terms of the credit facility, the Company has the ability, subject to various approvals, to increase the borrowing limits by $250,000. Up to $50,000 of the revolving credit facility is available under a swing line sub-facility. The weighted-average interest rate on outstanding credit facility borrowings as of June 30, 2014 and December 31, 2013 was 1.37 percent and 1.36 percent, respectively, which is variable based on the London Interbank Offered Rate (LIBOR). The amount available under the credit facility as of June 30, 2014 was $248,960.

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
In 1997, industrial development revenue bonds were issued on behalf of the Company. The proceeds from the bond issuances were used to construct new manufacturing facilities in the United States. The Company guaranteed the payments of principal and interest on the bonds by obtaining letters of credit. The bonds were issued with a 20-year original term and are scheduled to mature in 2017. Each industrial development revenue bond carries a variable interest rate, which is reset weekly by the remarketing agents. The weighted-average interest rate on the bonds was 0.35 percent and 0.36 percent as of June 30, 2014 and December 31, 2013, respectively.
The Company’s financing agreements contain various restrictive financial covenants, including net debt to capitalization and net interest coverage ratios. As of June 30, 2014, the Company was in compliance with the financial and other covenants in its debt agreements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2014
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

The Company has non-qualified pension plans to provide supplemental retirement benefits to certain officers. Benefits are payable at retirement based upon a percentage of the participant’s compensation, as defined. During the first quarter of 2013, the Company recognized a curtailment loss of $1,159 within selling and administrative expense as a result of the departure of certain executive officers.

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
The following table sets forth the net periodic benefit cost for the Company’s defined benefit pension plans and other benefits for the three months ended June 30:

	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Components of net periodic benefit cost
Service cost	$732	$3,330	$—	$—
Interest cost	5,750	6,956	157	157
Expected return on plan assets	(6,449)	(8,802)	—	—
Amortization of prior service (benefit) cost	(39)	19	(56)	(122)
Recognized net actuarial loss	756	5,435	50	105
Net periodic pension benefit cost	$750	$6,938	$151	$140
The following table sets forth the net periodic benefit cost for the Company’s defined benefit pension plans and other benefits for the six months ended June 30:

	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Components of net periodic benefit cost
Service cost	$1,464	$6,661	$—	$—
Interest cost	11,500	13,913	314	314
Expected return on plan assets	(12,898)	(17,605)	—	—
Amortization of prior service (benefit) cost	(78)	37	(113)	(244)
Recognized net actuarial loss	1,512	10,856	101	211
Curtailment loss (1)	—	1,159	—	—
Net periodic pension benefit cost	$1,500	$15,021	$302	$281
(1) Curtailment loss during the six months ended June 30, 2013 resulted from the departure of certain executive officers and was recorded within selling and administrative expense in the condensed consolidated statement of operations.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2014
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

Contributions
The Company is considering making voluntary contributions to its qualified pension plans of approximately $5,000 to $7,500 by the end of 2015. For the six months ended June 30, 2014 and 2013, contributions of $2,813 and $1,597, respectively, were made to the qualified and non-qualified pension plans.

NOTE 13: GUARANTEES AND PRODUCT WARRANTIES
In 1997, industrial development revenue bonds were issued on behalf of the Company. The Company guaranteed the payments of principal and interest on the bonds (refer to note 11) by obtaining letters of credit. The carrying value of the bonds was $11,900 as of June 30, 2014 and December 31, 2013.
The Company provides its global operations guarantees and standby letters of credit through various financial institutions for suppliers, customers, regulatory agencies and insurance providers. If the Company is not able to make payment or fulfill contractual obligations, the suppliers, customers, regulatory agencies and insurance providers may draw on the pertinent bank. At June 30, 2014, the maximum future payment obligations related to these various guarantees totaled $93,042, of which $27,985 represented standby letters of credit to insurance providers, and no associated liability was recorded. At December 31, 2013, the maximum future payment obligations relative to these various guarantees totaled $87,104, of which $26,035 represented standby letters of credit to insurance providers, and no associated liability was recorded.
The Company provides its customers a manufacturer’s warranty and records, at the time of the sale, a corresponding estimated liability for potential warranty costs. Estimated future obligations due to warranty claims are based upon historical factors such as labor rates, average repair time, travel time, number of service calls per machine and cost of replacement parts.
Changes in the Company’s warranty liability balance are illustrated in the following table:

	2014	2013
Balance at January 1	$83,199	$81,751
Current period accruals (1)	35,983	16,105
Current period settlements	(25,184)	(24,429)
Balance at June 30	$93,998	$73,427
(1) Includes the impact of foreign exchange rate fluctuations.

NOTE 14: COMMITMENTS AND CONTINGENCIES
Contractual Obligations
At June 30, 2014, the Company had purchase commitments due within one year of $9,622 for materials through contract manufacturing agreements at negotiated prices.

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

At June 30, 2014, the Company was a party to several routine indirect tax claims from various taxing authorities globally that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the condensed consolidated financial statements would not be materially affected by the outcome of these indirect tax claims and/or proceedings or asserted claims.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2014
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

In addition to these routine indirect tax matters, the Company was a party to the proceedings described below:

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

In response to an order by the administrative court, the tax inspector provided further analysis with respect to the initial assessment in December 2013 that, if accepted by the administrative court, could indicate a potential exposure that is significantly lower than the initial tax assessment received in August 2012. However, this further analysis is not binding upon the administrative court and is subject to administrative court approval. Additionally, any decision by the administrative court is subject to automatic appeal. Accordingly, the Company cannot provide any assurance that its exposure pursuant to the initial assessment will be lowered significantly or at all. The Company has filed additional administrative defenses in response to the tax inspector’s further analysis.

In addition, the Company is challenging a customs ruling in Thailand seeking to retroactively collect customs duties on previous imports of ATMs. Management believes that the customs authority’s attempt to retroactively assess customs duties is in contravention of World Trade Organization agreements and, accordingly, is challenging the ruling. In July 2014, the Central Tax Court in Thailand dismissed the Company’s complaint; however, the Company will be appealing this decision, and management continues to believe that the Company has a strong position for supporting its challenge. Accordingly, the Company has not accrued any amount for this contingency; however, the Company cannot provide any assurance that it will not ultimately be subject to a retroactive assessment.

At June 30, 2014 and December 31, 2013, the Company had an accrual of approximately $26,000 related to the Brazilian indirect tax matter disclosed above.

A loss contingency is reasonably possible if it has a more than remote but less than probable chance of occurring. Although management believes the Company has valid defenses with respect to its indirect tax positions, it is reasonably possible that a loss could occur in excess of the estimated accrual, for which the Company estimated the aggregate risk at June 30, 2014 to be up to approximately $395,000 for its material indirect tax matters, of which approximately $355,000 and $26,000, respectively, relates to the Brazilian indirect tax matter and Thailand customs matter disclosed above. The aggregate risk related to indirect taxes is adjusted as the applicable statutes of limitations expire.

Legal Contingencies
At June 30, 2014, the Company was a party to several lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the Company’s financial position or results of operations. In addition, the Company has indemnification obligations with certain former employees, and costs associated with these indemnifications are expensed as incurred. In management’s opinion, the Company's condensed consolidated financial statements would not be materially affected by the outcome of these legal proceedings, commitments or asserted claims.

NOTE 15: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company uses derivatives to mitigate the economic consequences associated with fluctuations in currencies and interest rates.
Foreign Exchange
Net Investment Hedges The Company has international subsidiaries with net balance sheet positions that generate cumulative translation adjustments within AOCI. The Company uses derivatives to manage potential changes in value of its net investments in Brazil. The Company uses the forward-to-forward method for its quarterly retrospective and prospective assessments of hedge effectiveness. No ineffectiveness results if the notional amount of the derivative matches the portion of the net investment designated

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2014
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

as being hedged because the Company uses derivative instruments with underlying exchange rates consistent with its functional currency and the functional currency of the hedged net investment. Changes in value that are deemed effective are accumulated in AOCI where they will remain until they are reclassified to income together with the gain or loss on the entire investment upon substantial liquidation of the subsidiary. The fair value of the Company’s net investment hedge contracts was $(785) and $313 as of June 30, 2014 and December 31, 2013, respectively. The net (loss) gain recognized in AOCI on net investment hedge derivative instruments was $(3,038) and $3,818 in the three months ended June 30, 2014 and 2013, respectively, and $(5,495) and $4,105 in the six months ended June 30, 2014 and 2013, respectively.
Non-Designated Hedges A substantial portion of the Company’s operations and revenues are international. As a result, changes in foreign exchange rates can create substantial foreign exchange gains and losses from the revaluation of non-functional currency monetary assets and liabilities. The Company’s policy allows the use of foreign exchange forward contracts with maturities of up to 24 months to mitigate the impact of currency fluctuations on those foreign currency asset and liability balances. The Company elected not to apply hedge accounting to its foreign exchange forward contracts. Thus, spot-based gains/losses offset revaluation gains/losses within foreign exchange gain (loss), net and forward-based gains/losses represent interest expense. The fair value of the Company’s non-designated foreign exchange forward contracts was $(668) and $705 as of June 30, 2014 and December 31, 2013, respectively.
The following table summarizes the (loss) gain recognized on non-designated foreign-exchange derivative instruments for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Interest expense	$(1,538)	$(1,812)	$(2,969)	$(2,627)
Foreign exchange gain (loss), net	360	9,553	1,591	10,955
	$(1,178)	$7,741	$(1,378)	$8,328
Interest Rate
Cash Flow Hedges The Company has variable rate debt that is subject to fluctuations in interest related cash flows due to changes in market interest rates. The Company’s policy allows derivative instruments designated as cash flow hedges that fix a portion of future variable-rate interest expense. As of June 30, 2014, the Company had two pay-fixed receive-variable interest rate swaps, with a total notional amount of $50,000, to hedge against changes in the LIBOR benchmark interest rate on a portion of the Company’s LIBOR-based borrowings. Changes in value that are deemed effective are accumulated in AOCI and reclassified to interest expense when the hedged interest is accrued. To the extent that it becomes probable that the Company’s variable rate borrowings will not occur, the gains or losses on the related cash flow hedges will be reclassified from AOCI to interest expense. The fair value of the Company’s interest rate contracts was $(1,839) and $(2,351) as of June 30, 2014 and December 31, 2013, respectively.
In December 2005 and January 2006, the Company executed cash flow hedges by entering into receive-variable and pay-fixed interest rate swaps, with a total notional amount of $200,000, related to the senior notes issuance in March 2006. Amounts previously recorded in AOCI related to the pre-issuance cash flow hedges will continue to be reclassified on a straight-line basis through February 2016.

The gain recognized on designated cash flow hedge derivative instruments was $224 and $518 for the three months ended June 30, 2014 and 2013, respectively, and $491 and $834 for the six months ended June 30, 2014 and 2013, respectively. Gains and losses related to interest rate contracts that are reclassified from AOCI are recorded in interest expense on the statements of operations. The Company anticipates reclassifying $959 from AOCI to interest expense within the next 12 months.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2014
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

NOTE 16: RESTRUCTURING AND OTHER CHARGES
Restructuring Charges
The following table summarizes the impact of the Company’s restructuring charges on the condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Cost of sales – services	$139	$4,235	$839	$6,859
Cost of sales – products	54	78	68	217
Selling and administrative expense	487	1,629	4,952	7,516
Research, development and engineering expense	16	1,613	(26)	2,466
Total	$696	$7,555	$5,833	$17,058

The following table summarizes the Company’s restructuring charges by reporting segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Severance
North America (NA)	$559	$3,883	$2,697	$13,411
Asia Pacific (AP)	52	604	307	604
Europe, Middle East and Africa (EMEA)	(10)	355	587	257
Latin America (LA)	—	—	1,242	—
Brazil	32	2,634	937	2,646
Total Severance	633	7,476	5,770	16,918

Other
EMEA	63	79	63	140
Total Other	63	79	63	140
Total	$696	$7,555	$5,833	$17,058

During the first quarter of 2013, the Company announced a multi-year realignment plan. Certain aspects of this plan were previously disclosed under the Company's global realignment plan and global shared services plan. This multi-year realignment focuses on globalizing the Company's service organization and creating a unified center-led global organization for research and development, as well as transforming the Company's general and administrative cost structure. Restructuring charges of $696 and $7,555 for the three months ended June 30, 2014 and 2013, respectively, and $5,833 and $17,058 for the six months ended June 30, 2014 and 2013, respectively, related to the Company's multi-year realignment plan. Restructuring charges for the six months ended June 30, 2014 primarily related to a business process outsourcing initiative. As of June 30, 2014, the Company anticipates additional restructuring costs of $7,500 to $10,000 to be incurred through the end of 2014, primarily within NA and EMEA. As management finalizes certain aspects of the realignment plan, the anticipated future costs related to this plan are subject to change. As of June 30, 2014, cumulative total restructuring costs for the multi-year realignment plan were $62,849, $2,866, $5,534, $1,694 and $8,635 in NA, AP, EMEA, LA and Brazil, respectively.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2014
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

The following table summarizes the Company’s restructuring accrual balances and related activity:

	2014	2013
Balance at January 1	$35,289	$11,844
Liabilities incurred	5,833	17,058
Liabilities paid/settled	(33,123)	(17,788)
Balance at June 30	$7,999	$11,114
Other Charges
Other charges consist of items that the Company has determined are non-routine in nature and are not expected to recur in future operations. Net non-routine income (expenses) of $11,074 and $(54,386) impacted the six months ended June 30, 2014 and 2013, respectively. Non-routine income for the first six months of 2014 related primarily to a $13,709 pre-tax gain from the sale of the Eras, recognized in gain on sale of assets, net in the condensed consolidated statements of operations. Non-routine expenses for the first six months of 2013 included $28,000 of additional pre-tax losses related to the settlement of the global Foreign Corrupt Practices Act investigation, a $17,500 pre-tax charge related to settlement of the securities legal action and executive severance costs, including accelerated share-based compensation expense of $2,982 (pre-tax) all recognized in selling and administrative expense, partially offset by non-routine income of $2,191 related to a pre-tax gain from the sale of certain U.S. manufacturing operations to a long-time supplier recognized in gain on sale of assets, net in the condensed consolidated statements of operations.

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
FORM 10-Q as of June 30, 2014
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

Assets and Liabilities Recorded at Fair Value
Assets and liabilities subject to fair value measurement are as follows:

	June 30, 2014			December 31, 2013
		Fair Value Measurements Using			Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Assets
Short-term investments:
Certificates of deposit	$144,273	$144,273	$—	$215,010	$215,010	$—
U.S. dollar indexed bond funds	8,697	—	8,697	27,978	—	27,978
Assets held in rabbi trusts	10,015	10,015	—	10,377	10,377	—
Foreign exchange forward contracts	217	—	217	1,382	—	1,382
Total	$163,202	$154,288	$8,914	$254,747	$225,387	$29,360
Liabilities
Deferred compensation	$10,015	$10,015	$—	$10,377	$10,377	$—
Foreign exchange forward contracts	1,670	—	1,670	364	—	364
Interest rate swaps	1,839	—	1,839	2,351	—	2,351
Total	$13,524	$10,015	$3,509	$13,092	$10,377	$2,715

The Company uses the end of period when determining the timing of transfers between levels. During the six months ended June 30, 2014, there were no transfers between levels.
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
Assets Held in Rabbi Trusts / Deferred Compensation The fair value of the assets held in rabbi trusts (refer to note 7) are derived from investments in a mix of money market, fixed income and equity funds managed by Bank of America/Merrill Lynch. The related deferred compensation liability is recorded at fair value.
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

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2014
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

The fair value and carrying value of the Company’s debt instruments are summarized as follows:

	June 30, 2014		December 31, 2013
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes payable	$63,105	$63,105	$43,791	$43,791
Long-term debt	499,900	490,432	489,499	480,242
Total debt instruments	$563,005	$553,537	$533,290	$524,033
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
FORM 10-Q as of June 30, 2014
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

The following tables represent information regarding the Company’s segment information and provides a reconciliation between segment operating profit (loss) and the condensed consolidated financial statements:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue summary by segment
NA	$345,978	$368,386	$663,473	$699,241
AP	119,355	118,375	226,491	230,558
EMEA	118,341	84,549	202,455	150,617
LA	43,490	58,591	92,440	104,283
Brazil	106,293	77,212	236,891	155,925
Total customer revenues	$733,457	$707,113	$1,421,750	$1,340,624

Intersegment revenues
NA	$17,907	$19,544	$33,289	$38,342
AP	23,364	23,284	47,209	39,420
EMEA	12,799	10,305	19,843	26,198
LA	121	3	245	3
Total intersegment revenues	$54,191	$53,136	$100,586	$103,963

Segment operating profit (loss)
NA	$70,964	$61,098	$129,194	$107,175
AP	13,277	15,933	30,056	29,640
EMEA	21,993	9,457	33,329	13,749
LA	5,064	7,284	6,600	12,554
Brazil	3,654	(382)	13,646	(1,534)
Total segment operating profit	$114,952	$93,390	$212,825	$161,584
Corporate charges not allocated to segments (1)	(69,202)	(63,265)	(137,585)	(127,678)
Restructuring charges	(696)	(7,555)	(5,833)	(17,058)
Net non-routine income (expense)	12,148	(46,192)	11,074	(54,386)
	(57,750)	(117,012)	(132,344)	(199,122)
Operating profit (loss)	$57,202	$(23,622)	$80,481	$(37,538)
(1) Corporate charges not allocated to segments include headquarter-based costs associated with manufacturing administration, procurement, human resources, finance and accounting, global development/engineering, global strategy/mergers and acquisitions, global information technology, tax, treasury and legal.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2014
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Segment depreciation and amortization expense
NA	$2,693	$3,943	$5,132	$6,980
AP	1,894	1,885	3,752	3,767
EMEA	868	924	2,103	1,915
LA	773	907	1,534	1,754
Brazil	2,718	2,254	3,872	4,429
Total segment depreciation and amortization expense	8,946	9,913	16,393	18,845
Corporate depreciation and amortization expense	10,093	12,450	20,326	23,349
Total depreciation and amortization expense	$19,039	$22,363	$36,719	$42,194

	June 30, 2014	December 31, 2013
Segment property, plant and equipment, at cost
NA	$124,303	$137,669
AP	49,273	46,117
EMEA	40,766	40,715
LA	25,174	24,470
Brazil	61,445	65,148
Total segment property, plant and equipment, at cost	300,961	314,119
Corporate property plant and equipment, at cost, not allocated to segments	298,534	284,975
Total property, plant and equipment, at cost	$599,495	$599,094

The following table presents information regarding the Company’s revenue by service and product solution:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenue summary by service and product solution	2014	2013	2014	2013
Financial self-service:
Services	$306,182	$303,171	$591,137	$583,454
Products	236,691	241,825	418,268	447,943
Total financial self-service	542,873	544,996	1,009,405	1,031,397
Security:
Services	103,637	110,054	202,061	211,989
Products	49,455	39,551	93,406	74,868
Total security	153,092	149,605	295,467	286,857
Total financial self-service & security	695,965	694,601	1,304,872	1,318,254
Brazil other	37,492	12,512	116,878	22,370
	$733,457	$707,113	$1,421,750	$1,340,624

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2014
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

NOTE 19: SUBSEQUENT EVENTS
On July 1, 2014, the Company acquired 100 percent of the equity interests of Cryptera A/S (Cryptera), a supplier of the Company's encrypting PIN pad technology and a world leader in the research and development of secure payment technologies. This acquisition is expected to position the Company as a significant original equipment manufacturer of secure payment technologies and is expected to allow the Company to own more of the intellectual property related to its ATMs. The total purchase price was approximately $13,000, including a ten percent deferred cash payment payable on the first anniversary of the acquisition. The results of operations for Cryptera will be included in the EMEA segment within the Company' s condensed consolidated financial statements from the date of acquisition.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of June 30, 2014
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

The Company sees opportunities to leverage its capabilities in services, software and innovation to meet the needs of its rapidly evolving markets. The Company has sharpened its focus on executing its core strategies in FSS and electronic security. This includes making the appropriate investments to deliver growth within these areas, especially in research, development and engineering expense, which is expected to increase during the second half of 2014. In addition, the Company remains committed to a disciplined risk assessment process, focused on proactively identifying and mitigating potential risks to the Company's continued success.

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
AND RESULTS OF OPERATIONS as of June 30, 2014
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

As part of the transformation, the Company announced it engaged Accenture to provide finance and accounting, human resources and procurement business process outsourcing services. The Company has signed this multi-year outsourcing agreement in an effort to create one global delivery model that enhances the quality, controls and efficiency of the Company’s integrated global business processes. The Company plans to utilize Accenture’s industry leading practices, technologies and global delivery network to establish more synchronized operational controls, improve operational transparency, lower spending and reduce costs. Reinvestment of the Company's savings into transformation initiatives with Accenture were marginal in the first half of 2014 and are expected to increase in the second half of 2014.
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
AND RESULTS OF OPERATIONS as of June 30, 2014
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
The Company has another opportunity for a successful outsourcing and managed services approach. Security challenges and the systems to address them have grown increasingly complex. This has created a strong business case among financial institutions and commercial customers for outsourcing and managed service solutions, particularly in the areas of monitoring, services and software management. Today, the Company is bringing its expertise back into the financial sector and pursuing other areas, namely the commercial market, with a focused effort to secure large, complex and technologically demanding projects. The Company has customer-focused teams that possess high levels of logical and enterprise security expertise that are required in this business. The Company is also leveraging best practices and some of the best talent to continue building upon its security outsourcing and managed services business.

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

Multi-Year Realignment Plan

The Company is committed to its previously announced multi-year realignment plan aimed at establishing a competitive cost structure throughout the organization. The Company has currently identified targeted savings of $150,000 that are expected to be fully realized by the end of 2015 and is working to accelerate the cost savings efforts beyond this target longer-term. The Company expects to reinvest a portion of the savings to drive long-term growth. Areas of reinvestment include: research and development of innovative new customer solutions; improving and updating the Company's information technology systems and infrastructure; transforming the general and administrative back-office functions; and strengthening sales coverage and marketing, processes and tools. In addition, some of the savings should offset price erosion, wage inflation in emerging markets and volatile commodity prices in the Company’s core business. Given these factors, the Company anticipates that approximately 50 percent of the savings will positively impact operating profit. In addition to the cost savings impact, the Company expects that the plan will enhance its competitive position by focusing on globalizing the Company's service organization, creating a unified center-led global organization for research and development as well as transforming the Company's general and administrative cost structure. Restructuring charges associated with the multi-year realignment plan were $696 and $7,555 for the three months ended June 30, 2014 and 2013, respectively. Restructuring charges associated with the multi-year realignment plan were $5,833 and $17,058 for the six months ended June 30, 2014 and 2013, respectively. Restructuring charges for the three and six months ended June 30, 2014 primarily related to severance costs of employees due to the Company's business process outsourcing initiative with Accenture.

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
AND RESULTS OF OPERATIONS as of June 30, 2014
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

RESULTS OF OPERATIONS
Net income (loss) attributable to Diebold, Incorporated for the three months ended June 30, 2014 was $41,635 or $0.64 per share, an increase of $146,670 and $2.29 per share, respectively, from the same period in 2013. Total revenue for the three months ended June 30, 2014 was $733,457, an increase of $26,344 compared to the same period in 2013. Net income (loss) attributable to Diebold, Incorporated for the six months ended June 30, 2014 was $51,441 or $0.79 per share, an increase of $169,922 and $2.66 per share, respectively, from the same period in 2013. Total revenue for the six months ended June 30, 2014 was $1,421,750, an increase of $81,126 compared to the same period in 2013. The first six months of 2013 included $28,000 of additional pre-tax losses related to the settlement of the global Foreign Corrupt Practices Act (FCPA) investigation, a $17,500 pre-tax charge related to settlement of the securities legal action, and executive severance. Additionally, the 2013 results were significantly impacted by a negative tax rate, which is a result of deferred tax expense related to the repatriation of previously undistributed earnings and the establishment of a valuation allowance on certain Brazil deferred tax assets.
The Company's Venezuelan operations consist of a fifty-percent owned subsidiary, which is consolidated. Venezuela is measured using the U.S. dollar as its functional currency because its economy is considered highly inflationary. On March 24, 2014, the Venezuelan government announced a currency exchange mechanism, SICAD 2, which yielded an exchange rate significantly higher than the rates established through the other regulated exchange mechanisms. Management has determined that it is unlikely that the Company will be able to convert bolivars under a currency exchange other than SICAD 2. On March 31, 2014, the Company remeasured its Venezuelan balance sheet using the SICAD 2 rate of 50.86 compared to the previous official government rate of 6.3, resulting in a decrease of $6,051 to the Company’s cash balance and net losses of $12,101 that were recorded within foreign exchange gain (loss), net in the condensed consolidated statements of operations in the first quarter of 2014. In addition, as a result of the currency devaluation, the Company recorded a $4,073 lower of cost or market adjustment related to its service inventory within service cost of sales in the condensed consolidated statements of operations in the first quarter of 2014. In the future, if the Company converts bolivars at a rate other than the SICAD 2 rate, the Company may realize additional gains or losses that would be recorded in the statement of operations. The Company's Venezuelan operations represented less than one percent of the Company's total assets as of June 30, 2014 and less than one percent of net sales for both the three and six months ended June 30, 2014. The Company does not expect its Venezuelan operations to be a significant component of its consolidated revenue or operating profit for the remainder of 2014. Revenue and operating profit in the last six months of 2013 were $19,374 and $2,388, respectively, related to the Company's Venezuelan operations.
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

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2014		2013		2014		2013
	Dollars	% of Net sales	Dollars	% of Net sales	Dollars	% of Net sales	Dollars	% of Net sales
Net sales	$733,457	100.0	$707,113	100.0	$1,421,750	100.0	$1,340,624	100.0
Gross profit	186,795	25.5	157,416	22.3	350,928	24.7	287,430	21.4
Operating expenses	129,593	17.7	181,038	25.6	270,447	19.0	324,968	24.2
Operating profit (loss)	57,202	7.8	(23,622)	(3.3)	80,481	5.7	(37,538)	(2.8)
Net income (loss)	43,131	5.9	(103,852)	(14.7)	48,007	3.4	(117,734)	(8.8)
Net income (loss) attributable to noncontrolling interests	1,496	0.2	1,183	0.2	(3,434)	(0.2)	747	0.1
Net income (loss) attributable to Diebold, Incorporated	41,635	5.7	(105,035)	(14.9)	51,441	3.6	(118,481)	(8.8)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of June 30, 2014
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

Three and Six Months Ended June 30, 2014 Comparisons to Three and Six Months Ended June 30, 2013

Net Sales
The following table represents information regarding our net sales:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	2013	% Change	2014	2013	% Change
Total financial self-service	$542,873	$544,996	(0.4)	$1,009,405	$1,031,397	(2.1)
Total security	153,092	149,605	2.3	295,467	286,857	3.0
Brazil other	37,492	12,512	199.6	116,878	22,370	422.5
Total customer revenue	$733,457	$707,113	3.7	$1,421,750	$1,340,624	6.1

FSS sales in the second quarter of 2014 were flat compared to the same period of 2013, including net unfavorable currency impact of $10,483 or 2.0 percent. FSS sales in the first six months of 2014 decreased $21,992 or 2.1 percent compared to the same period of 2013, including net unfavorable currency impact of $27,676 or 2.7 percent. The unfavorable currency impact was related mainly to the Brazilian real and Indian rupee. The following results include the impact of foreign currency:

•
North America (NA) FSS sales in the three- and six-month periods decreased $31,273 and $54,056 and 12.9 and 11.9 percent, respectively, primarily from lower volume within the U.S. national bank business due in part to a large non-recurring project that favorably impacted 2013, partially offset by improvement between years in the U.S. regional bank space.

•
Asia Pacific (AP) FSS sales in the second quarter of 2014 increased $2,532 or 2.2 percent primarily due to growth in India and China, partially offset by a decline in Indonesia from a large order in the prior year comparable period. AP FSS sales in the first six months of 2014 decreased $832 or 0.4 percent as the decline in Indonesia was offset by improvement in India.

•
Europe, Middle East and Africa (EMEA) FSS sales in the three- and six-month periods increased $33,780 and $51,833 or 40.0 and 34.4 percent, respectively, due to growth in Western Europe and Africa related to higher volume.

•
Latin America (LA) FSS sales in the three- and six-month periods decreased $10,871 and $3,754 or 24.3 and 4.8 percent, respectively. These decreases primarily related to a decline in Venezuela resulting from the currency control policy of the Venezuelan government and a decline in Colombia. For the three-month comparative period, these declines were partially offset by a net increase in the remainder of the region. In the six-month period, these declines were partially offset by growth in Mexico.

•
Brazil FSS sales in the second quarter of 2014 increased $3,709 or 6.1 percent compared to the same period of 2013, including $4,457 in unfavorable currency impact, driven by higher product sales volume. Brazil FSS sales in the first six months of 2014 decreased $15,183 or 12.0 percent compared to the same period of 2013, due to $14,729 in unfavorable currency impact.

Security sales increased in the three- and six-month periods of 2014 compared to the same periods in the prior year due to growth in the electronic security business, which was partially offset by a decline in the physical security business. From a regional perspective, total security sales increased due to growth in NA offset partially by decreases in LA due to a decline in electronic security business and AP related mainly to Australia due to the shutdown of the physical security business in 2013.

Brazil other increased $24,980 in the three-month period of 2014 compared to the same period in the prior year, due to lottery sales volume. Brazil other increased $94,508 in six-month period of 2014 compared to the same period in 2013, primarily related to deliveries of information technology (IT) equipment to the education ministry combined with lottery sales growth.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of June 30, 2014
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

Gross Profit
The following table represents information regarding our gross profit:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	2013	% Change	2014	2013	% Change
Gross profit - services	$126,214	$96,081	31.4	$234,368	$181,388	29.2
Gross profit - products	60,581	61,335	(1.2)	116,560	106,042	9.9
Total gross profit	$186,795	$157,416	18.7	$350,928	$287,430	22.1

Gross margin – services	30.8%	23.3%		29.5%	22.8%
Gross margin – products	18.7%	20.9%		18.5%	19.5%
Total gross margin	25.5%	22.3%		24.7%	21.4%

The increases in service gross margin were primarily driven by NA, which benefited from lower employee related expense associated with restructuring initiatives implemented as part of the Company’s service transformation efforts, including the ongoing benefit from its pension freeze and voluntary early retirement program. Total service gross margin in the three- and six-month periods compared to prior year periods were also favorably impacted by a higher net margin among the international regions, with the largest margin improvements occurring in Brazil and EMEA. Total service gross profit included total restructuring charges and non-routine expenses of $139 and $4,516 in the three months ended June 30, 2014 and 2013, respectively, and $839 and $7,437 in the six months ended June 30, 2014 and 2013, respectively.

The decrease in total product gross margin for the three- and six-month periods compared to the same periods in 2013 was primarily the result of geographic mix. Conversely, product gross margin was favorably impacted by increased volume and improved margin performance in EMEA.

Operating Expenses
The following table represents information regarding our operating expenses:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	2013	% Change	2014	2013	% Change
Selling and administrative expense	$121,006	$157,205	(23.0)	$241,298	$282,718	(14.7)
Research, development and engineering expense	21,637	23,417	(7.6)	41,707	44,447	(6.2)
Impairment of assets	—	642	N/M	—	642	N/M
Gain on sale of assets, net	(13,050)	(226)	N/M	(12,558)	(2,839)	N/M
Total operating expenses	$129,593	$181,038	(28.4)	$270,447	$324,968	(16.8)

The decrease in selling and administrative expense in the three- and six-month periods of 2014 compared to the same periods of 2013 resulted primarily from lower non-routine expenses and restructuring charges of $45,492 and $55,929 in the three- and six-month periods, respectively. Additionally, selling and administrative expense included favorable currency impact in both the three- and six-month periods, partially offset by higher spend resulting in part from reinvestment of the Company’s savings into transformation initiatives.

Selling and administrative expense included non-routine expenses of $1,562 and $45,912 in the three months ended June 30, 2014 and 2013, respectively and $2,635 and $56,000 in the six months ended June 30, 2014 and 2013, respectively. The primary components of non-routine expenses in the three and six months ended June 30, 2013 were additional charges of $28,000 related to the settlement of the FCPA investigation and $17,500 for the settlement of the securities legal action. Additionally, the non-routine expenses for the six months ended June 30, 2013 included executive severance costs of $9,300. Selling and administrative expense included restructuring charges of $487 and $1,629 in the three months ended June 30, 2014 and 2013, respectively, and $4,952 and $7,516 in the six months ended June 30, 2014 and 2013, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of June 30, 2014
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

Research, development and engineering expense as a percent of net sales were 2.9 percent in both the three and six months ended June 30, 2014 and were 3.3 percent in both the three and six months ended June 30, 2013. The reduction in research, development and engineering costs in 2014 resulted mainly from lower restructuring charges, as the three and six months ended June 30, 2013 included restructuring charges of $1,613 and $2,466, respectively.
During the second quarter of 2014, the Company divested its Diebold Eras, Incorporated (Eras) subsidiary, resulting in a gain on sale of assets of $13,709. During the first quarter of 2013, the Company recognized a gain on assets of $2,191 resulting from the sale of certain U.S. manufacturing operations to a long-time supplier.

Operating Profit (Loss)
The following table represents information regarding our operating profit (loss):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	2013	% Change	2014	2013	% Change
Operating profit (loss)	$57,202	$(23,622)	(342.2)	$80,481	$(37,538)	(314.4)
Operating profit (loss) margin	7.8%	(3.3)%		5.7%	(2.8)%
The increase in operating profit (loss) for the three- and six-month periods of 2014 compared to the same periods in 2013 resulted from a reduction in operating expense mainly due to lower non-routine charges, an improvement in service margin and higher product sales, partially offset by higher spend partially attributable to reinvestment of the Company’s savings into transformation strategies and a decline in product margin primarily due to geographic mix.

Other Income (Expense)
The following table represents information regarding our other income (expense):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	2013	% Change	2014	2013	% Change
Investment income	$9,935	$6,814	45.8	$18,646	$14,365	29.8
Interest expense	(7,840)	(6,766)	15.9	(14,758)	(14,109)	4.6
Foreign exchange gain (loss), net	596	(2,216)	(126.9)	(11,361)	(4,430)	156.5
Miscellaneous, net	1,308	309	323.3	(127)	(789)	(83.9)
Other income expense, net	$3,999	$(1,859)	(315.1)	$(7,600)	$(4,963)	53.1
The increase in investment income in both the three- and six-month periods of 2014, compared with the same periods in 2013, was driven primarily by Brazil due to leasing portfolio growth. The foreign exchange loss, net for the first six months of 2014 and 2013 included $12,101 and $1,584, respectively, related to the devaluation of the Venezuelan currency.

Net Income (Loss)
The following table represents information regarding our net income (loss):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	2013	% Change	2014	2013	% Change
Net income (loss)	$43,131	$(103,852)	141.5	$48,007	$(117,734)	140.8
Percent of net sales	5.9%	(14.7)%		3.4%	(8.8)%
Effective tax rate	29.5%	(307.6)%		34.1%	(177.0)%

The increase in income (loss) in the three- and six-months ended June 30, 2014 compared to the same period in 2013, was driven by higher operating profit related mainly to significantly lower non-routine expense, an improvement in service margin and higher product sales, as well as lower taxes. These benefits were partially offset by higher spend partially attributable to reinvestment of the Company’s savings into transformation strategies and an overall decline in product gross margin primarily due to geographic mix.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of June 30, 2014
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

The effective tax rate on income was 29.5 percent for the three months ended June 30, 2014 and the effective tax rate on the loss was (307.6) percent for the three months ended June 30, 2013. The second quarter 2014 tax rate benefited from a $2,439 release of a valuation allowance against excess capital losses utilized against capital gains from the sale of Eras. The negative tax rate for 2013 is a result of tax expense of approximately $47,000 related to the repatriation of previously undistributed earnings and the establishment of a valuation allowance of approximately $39,200 on deferred tax assets in the Company’s Brazilian manufacturing facility, both of which occurred in the second quarter of 2013.
The effective tax rate on income was 34.1 percent for the six months ended June 30, 2014 and the effective tax rate on the loss was (177.0) percent for the six months ended June 30, 2013. The tax rate for the six months ended June 30, 2014 reflects tax on foreign entities not permanently reinvested and the negative impact from the December 31, 2013 expiration of the Federal Research and Development Tax Credit and the Look-Thru Rule for Related Controlled Foreign Corporations under Section 954(c)(6) of the Internal Revenue Code of 1986, as amended.

Segment Revenue and Operating Profit Summary
The following tables represent information regarding our revenue and operating profit by reporting segment:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
North America:	2014	2013	% Change	2014	2013	% Change
Revenue	$345,978	$368,386	(6.1)	$663,473	$699,241	(5.1)
Segment operating profit	70,964	61,098	16.1	129,194	107,175	20.5
Segment operating profit margin	20.5%	16.6%		19.5%	15.3%

NA revenue decreased in the three- and six-month periods of 2014 compared to the same periods in 2013 due to lower FSS sales resulting from decreased product volume in the U.S. national bank sector partially due to the beneficial impact of a large non-recurring project. NA revenue also declined due to lower physical security sales between years offset by higher electronic security revenue. Operating profit increased despite the net sales decline due to an improvement in service margin primarily driven by lower employee related expense resulting from restructuring initiatives in addition to the ongoing benefit from the Company's pension freeze and voluntary early retirement program.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Asia Pacific:	2014	2013	% Change	2014	2013	% Change
Revenue	$119,355	$118,375	0.8	$226,491	$230,558	(1.8)
Segment operating profit	13,277	15,933	(16.7)	30,056	29,640	1.4
Segment operating profit margin	11.1%	13.5%		13.3%	12.9%

AP revenue in the three- and six-month periods of 2014 included net unfavorable currency impacts of $6,293 and $11,988, respectively. Including the impact of foreign currency, revenue in the three-month period of 2014 was at a comparable level to the same period in 2013 as growth in India and China was offset by a decrease in Indonesia from a large order in 2013. For the first six months of 2014, revenue decreased from the prior year six-month period due to lower volume in Indonesia and a decline in Australia offset in part by growth in India. Operating profit in the second quarter of 2014 decreased compared to the same period of 2013 due to lower service margin performance while operating profit in the first six months of 2014 was relatively flat compared to the same period of 2013 from lower operating expense offset by lower total revenue and a decline in service margin.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Europe, Middle East and Africa:	2014	2013	% Change	2014	2013	% Change
Revenue	$118,341	$84,549	40.0	$202,455	$150,617	34.4
Segment operating profit	21,993	9,457	132.6	33,329	13,749	142.4
Segment operating profit margin	18.6%	11.2%		16.5%	9.1%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of June 30, 2014
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

EMEA revenue in the three- and six-month periods of 2014 increased primarily from higher sales volume in Western Europe and Africa. The overall volume increase contributed to the operating profit improvement between years. In addition, operating profit improved from higher service margin performance partially offset by an increase in operating expense.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Latin America:	2014	2013	% Change	2014	2013	% Change
Revenue	$43,490	$58,591	(25.8)	$92,440	$104,283	(11.4)
Segment operating profit	5,064	7,284	(30.5)	6,600	12,554	(47.4)
Segment operating profit margin	11.6%	12.4%		7.1%	12.0%

LA revenue decreased in the three- and six-month periods of 2014 compared to the same periods of 2013 due to a decline in sales concentrated mainly in Venezuela and Colombia, partially offset by FSS growth in Mexico. The Venezuela decrease resulted principally from the adverse impact of currency control policy measures instituted by the Venezuelan government. Operating profit in the three-month period of 2014 compared to the same period of 2013 declined mainly as a result of the decrease in total revenue partially offset by higher service gross margin. For the six-month period of 2014, operating profit was also negatively impacted by lower total revenue in addition to an overall margin decline, attributable to a lower of cost or market adjustment of $4,073 as a result of the Venezuelan currency devaluation, and higher operating expense.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Brazil:	2014	2013	% Change	2014	2013	% Change
Revenue	$106,293	$77,212	37.7	$236,891	$155,925	51.9
Segment operating profit (loss)	3,654	(382)	N/M	13,646	(1,534)	N/M
Segment operating profit (loss) margin	3.4%	(0.5)%		5.8%	(1.0)%

Brazil revenue increased in the second quarter of 2014 compared to the same period of 2013, including a net unfavorable currency impact of $5,476. On a constant currency basis, revenue improved due to higher lottery sales volume and growth in FSS product revenue. Operating profit was favorably affected by the higher sales volume particularly in the lottery business and the benefit of higher service gross margin resulting in part from favorable solution mix and lower warranty expense. These benefits outweighed a decrease in IT-related product margin and higher operating expense.

Brazil revenue increased in the first six months of 2014 compared to same period of 2013, including a net unfavorable currency impact of $17,666. The constant currency revenue improvement related to deliveries of IT equipment to the education ministry in the first quarter of 2014 combined with additional lottery sales in the second quarter of 2014. Operating profit increased due to the product sales volume growth and from higher service gross margin performance resulting mainly from lower warranty expense and favorable solution mix partially offset by higher operating expense and decrease in total product gross margin.

Refer to note 18 to the condensed consolidated financial statements for further details of segment revenue and operating profit.

LIQUIDITY AND CAPITAL RESOURCES

Capital resources are obtained from income retained in the business, borrowings under the Company’s senior notes, committed and uncommitted credit facilities, long-term industrial revenue bonds and operating and capital leasing arrangements. Management expects that the Company’s capital resources will be sufficient to finance planned working capital needs, research and development activities, investments in facilities or equipment, pension contributions, the payment of dividends on the Company’s common shares and any repurchases of the Company’s common shares for at least the next 12 months. As of June 30, 2014, $365,676 or 97.3 percent of the Company's cash and cash equivalents and short-term investments reside in international tax jurisdictions. Repatriation of these funds could be negatively impacted by potential payments for foreign and domestic taxes. The Company has $88,897 that is available for repatriation with no additional tax expense as the Company has already provided for such taxes. Part of the Company’s growth strategy is to pursue strategic acquisitions. The Company has made acquisitions in the past and intends to make acquisitions in the future. The Company intends to finance any future acquisitions with either cash and short-term investments, cash provided from operations, borrowings under available credit facilities, proceeds from debt or equity offerings and/or the issuance of common shares.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of June 30, 2014
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

The Company's global liquidity as of June 30, 2014 and December 31, 2013 was as follows:

	June 30, 2014	December 31, 2013
Cash and cash equivalents	$222,863	$230,709
Additional cash availability from:
Short-term uncommitted lines of credit	62,314	63,747
Five-year credit facility	248,960	261,000
Short-term investments	152,970	242,988
Total global liquidity	$687,107	$798,444
The following table summarizes the results of our condensed consolidated statement of cash flows for the six months ended June 30:

Net cash flow (used in) provided by:	2014	2013
Operating activities	$(91,775)	$(63,425)
Investing activities	92,259	(17,438)
Financing activities	2,786	(1,235)
Effect of exchange rate changes on cash and cash equivalents	(11,116)	(4,125)
Net decrease in cash and cash equivalents	$(7,846)	$(86,223)
Net cash used in operating activities was $91,775 for the six months ended June 30, 2014, an increase of $28,350 from $63,425 for the same period in 2013. Cash flows from operating activities are generated primarily from operating income and managing the components of working capital. Cash flows from operating activities during the six months ended June 30, 2014, compared to the same period of 2013, were positively impacted by a $165,741 increase in net income, prepaid income taxes, other current assets, accounts payable and deferred revenue. These changes were offset by unfavorable changes in trade receivables, inventories, prepaid expenses, deferred income taxes, finance lease receivables primarily related to customer financing arrangements within the education ministry in Brazil and certain other assets and liabilities.
Net cash provided by investing activities was $92,259 for the six months ended June 30, 2014 compared to net cash used in investing activities of $17,438 for the same period in 2013. The $109,697 change was mostly related to a $100,252 increase in net investment activity primarily to fund inventory related to the arrangement with the education ministry in Brazil and an increase of $13,727 in proceeds from the sale of assets primarily related to the sale of Eras in the second quarter of 2014.
Net cash provided by financing activities was $2,786 for the six months ended June 30, 2014 compared to net cash used in investing activities of $1,235 for the same period in 2013. The change was primarily due to an increase of $4,393 in issuances of common shares related to share-based compensation activity.
Effect of exchange rate changes on cash and cash equivalents was negatively impacted by $6,051 related to the currency devaluation in Venezuela for the six months ended June 30, 2014.
As of June 30, 2014, the Company had various international short-term uncommitted lines of credit with borrowing limits of $124,595. The weighted-average interest rate on outstanding borrowings on the short-term uncommitted lines of credit as of June 30, 2014 and December 31, 2013 was 4.64 percent and 3.24 percent, respectively. The decrease in the weighted-average interest rate is attributable to the change in mix of borrowing in foreign entities. Short-term uncommitted lines mature in less than one year. The amount available under the short-term uncommitted lines at June 30, 2014 was $62,314.
As of June 30, 2014, the Company had borrowing limits under its credit facility totaling $500,000, which expires in June 2016. Under the terms of the credit facility, the Company has the ability, subject to various approvals, to increase the borrowing limits by $250,000. Up to $50,000 of the revolving credit facility is available under a swing line sub-facility. The weighted-average interest rate on outstanding credit facility borrowings as of June 30, 2014 and December 31, 2013 was 1.37 percent and 1.36 percent, respectively, which is variable based on the London Interbank Offered Rate (LIBOR). The amount available under the credit facility as of June 30, 2014 was $248,960.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of June 30, 2014
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
In 1997, industrial development revenue bonds were issued on behalf of the Company. The proceeds from the bond issuances were used to construct new manufacturing facilities in the United States. The Company guaranteed the payments of principal and interest on the bonds by obtaining letters of credit. The bonds were issued with a 20-year original term and are scheduled to mature in 2017. Each industrial development revenue bond carries a variable interest rate, which is reset weekly by the remarketing agents. The weighted-average interest rate on the bonds was 0.35 percent and 0.36 percent as of June 30, 2014 and December 31, 2013, respectively.
The Company’s financing agreements contain various restrictive financial covenants, including net debt to capitalization and net interest coverage ratios. As of June 30, 2014, the Company was in compliance with the financial and other covenants in its debt agreements.
Benefit Plans The Company is considering making voluntary contributions to its qualified pension plans of approximately $5,000 to $7,500 by the end of 2015.
Dividends The Company paid dividends of $37,404 and $36,919 in the six months ended June 30, 2014 and 2013, respectively. Quarterly dividends were $0.2875 per share for both periods.
Contractual Obligations In the first six months of 2014, the Company entered into purchase commitments due within one year for materials through contract manufacturing agreements for a total negotiated price. As of June 30, 2014, these additional contracts have remaining obligations of $2,675.
Except for the contract manufacturing agreements noted above, all contractual cash obligations with initial and remaining terms in excess of one year and contingent liabilities remained generally unchanged at June 30, 2014 compared to December 31, 2013.
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
AND RESULTS OF OPERATIONS as of June 30, 2014
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

Management believes there have been no significant changes during the six months ended June 30, 2014 to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

•
changes in the Company's intention to further repatriate cash and cash equivalents and short-term investments residing in international tax jurisdictions, which could negatively impact foreign and domestic taxes;

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

•	the amount and timing of repurchases of the Company's common shares, if any;

•	the outcome of the Company's assessment of its indirect tax compliance in Brazil and customs matter in Thailand; and

•
the Company's ability to achieve benefits from its cost-reduction initiatives and other strategic changes, including its multi-year realignment plan and other restructuring actions, as well as its business process outsourcing initiative.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2014

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company's Venezuelan operations consist of a fifty-percent owned subsidiary, which is consolidated. Venezuela is measured using the U.S. dollar as its functional currency because its economy is considered highly inflationary. On March 24, 2014, the Venezuelan government announced a currency exchange mechanism, SICAD 2, which yielded an exchange rate significantly higher than the rates established through the other regulated exchange mechanisms. Management has determined that it is unlikely that the Company will be able to convert bolivars under a currency exchange other than SICAD 2. On March 31, 2014, the Company remeasured its Venezuelan balance sheet using the SICAD 2 rate of 50.86 compared to the previous official government rate of 6.3, resulting in a decrease of $6,051 to the Company’s cash balance and net losses of $12,101 that were recorded within foreign exchange gain (loss), net in the condensed consolidated statements of operations in the first quarter of 2014. In addition, as a result of the currency devaluation, the Company recorded a $4,073 lower of cost or market adjustment related to its service inventory within service cost of sales in the condensed consolidated statements of operations in the first quarter of 2014. In the future, if the Company converts bolivars at a rate other than the SICAD 2 rate, the Company may realize additional gains or losses that would be recorded in the statement of operations. The Company's Venezuelan operations represented less than one percent of the Company's total assets as of June 30, 2014 and less than one percent of net sales for both the three and six months ended June 30, 2014. The Company does not expect its Venezuelan operations to be a significant component of its consolidated revenue or operating profit for the remainder of 2014.
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Except for the currency devaluation noted above, there have been no material changes in this information since December 31, 2013.

ITEM 4: CONTROLS AND PROCEDURES
This Quarterly Report includes the certifications of our chief executive officer (CEO) and chief financial officer (CFO) required by Rule 13a-14 of the Exchange Act of 1934 (the Exchange Act). See Exhibits 31.1 and 31.2. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.
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

In connection with the preparation of this Quarterly Report, management, under the supervision and with the participation of the CEO and CFO, conducted an evaluation of disclosure controls and procedures. Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2014 due to the material weaknesses described below.

A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness in our internal control over financial reporting as of June 30, 2014:

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

During the quarter ended June 30, 2014, the Company continued implementing control procedures pertaining to manufacturing and supply chain processes that impact indirect tax incentives in its Brazilian subsidiary. Control procedures have been designed and their operating effectiveness is currently being tested. In addition, the Company hired an Administrative Director who is responsible for managing indirect tax compliance. These activities will continue into the third quarter of 2014.

India System Adoption and Account Reconciliation Process: Management's remediation plan consists of the following:

•	Conduct a review of account reconciliation processes to align those processes with system functionality to reduce the risk of future errors.

•	Conduct additional focused training on the Company’s account reconciliation policies and procedures to reinforce discipline and improve operating effectiveness.
During the quarter ended March 31, 2014, the Company began the implementation of its plan to identify and correct the issues within its reconciliation process. This process continued during the second quarter of 2014. The account reconciliation process is currently in its testing stage beginning with the June reconciliations. The Company has also focused its policies and procedures to reinforce the discipline and operating effectiveness of the Indian enterprise resource planning system. Additionally, cross-functional training has taken place to reinforce the necessary process discipline and enhanced policies and procedures are being developed.

There is no assurance that these efforts will remediate the material weaknesses and that additional remediation efforts might not be necessary. At this time, the Company anticipates the remediation efforts related to the material weaknesses will be fully implemented by the end of 2014.

During the quarter ended June 30, 2014, there were no changes, other than the above remediation efforts, to the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2014

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS
(dollars in thousands)
At June 30, 2014, the Company was a party to several lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the Company's financial position or results of operations. In addition, the Company has indemnification obligations with certain former employees and costs associated with these indemnifications are expensed as incurred. In management's opinion, the Company's condensed consolidated financial statements would not be materially affected by the outcome of those legal proceedings, commitments or asserted claims.
In addition to the routine legal proceedings noted above, the Company was a party to the legal proceedings described below at June 30, 2014:
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

In response to an order by the administrative court, the tax inspector provided further analysis with respect to the initial assessment in December 2013 that, if accepted by the administrative court, could indicate a potential exposure that is significantly lower than the initial tax assessment received in August 2012.  However, this further analysis is not binding upon the administrative court and is subject to administrative court approval.  Additionally, any decision by the administrative court is subject to automatic appeal.  Accordingly, the Company cannot provide any assurance that its exposure pursuant to the initial assessment will be lowered significantly or at all.  The Company has filed additional administrative defenses in response to the tax inspector’s further analysis.

In addition, the Company is challenging a customs’ ruling in Thailand seeking to retroactively collect customs duties on previous imports of ATMs. Management believes that the customs authority’s attempt to retroactively assess customs duties is in contravention of World Trade Organization agreements and, accordingly, is challenging the ruling. In July 2014, the Central Tax Court in Thailand dismissed the Company’s complaint; however, the Company will be appealing this decision, and management continues to believe that the Company has a strong position for supporting its challenge. Accordingly, the Company has not accrued any amount for this contingency; however, the Company cannot provide any assurance that it will not ultimately be subject to a retroactive assessment.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2014

ITEM 1A: RISK FACTORS
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. There has been no material change to this information since December 31, 2013.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Information concerning the Company’s share repurchases made during the second quarter of 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
April	2,372	$39.57	—	2,426,177
May	3,623	$35.14	—	2,426,177
June	926	$32.69	—	2,426,177
Total	6,921	$35.81	—

(1)	All shares were surrendered or deemed surrendered to the Company in connection with the Company’s share-based compensation plans.

(2)
The total number of shares repurchased as part of the publicly announced share repurchase plan since its inception was 13,450,772 as of June 30, 2014. The plan was approved by the Board of Directors in 1997. The Company may purchase shares from time to time in open market purchases or privately negotiated transactions. The Company may make all or part of the purchases pursuant to accelerated share repurchases or Rule 10b5-1 plans. The plan has no expiration date. The following table provides a summary of Board of Directors approvals to repurchase the Company’s outstanding common shares:

Total Number of Shares Approved for Repurchase
1997	2,000,000
2004	2,000,000
2005	6,000,000
2007	2,000,000
2011	1,876,949
2012	2,000,000
15,876,949

ITEM 3: DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4: MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5: OTHER INFORMATION
None.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2014

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

10.1	2014 Non-Qualified Stock Purchase Plan – incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 30, 2014 (Commission File No. 1-4879)

10.2
Amended and Restated 1991 Equity and Performance Incentive Plan  – incorporated by reference to Exhibit 10.2 to the Registrant's Current Report Form 8-K filed on April 30, 2014 (Commission File No. 1-4879)

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
FORM 10-Q as of June 30, 2014

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIEBOLD, INCORPORATED

Date: August 6, 2014	By:	/s/ Andreas W. Mattes
Andreas W. Mattes
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2014	By:	/s/ Christopher A. Chapman
Christopher A. Chapman
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2014

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

10.1	2014 Non-Qualified Stock Purchase Plan – incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 30, 2014 (Commission File No. 1-4879)

10.2
Amended and Restated 1991 Equity and Performance Incentive Plan  – incorporated by reference to Exhibit 10.2 to the Registrant's Current Report Form 8-K filed on April 30, 2014 (Commission File No. 1-4879)

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