Form 10-Q
period 2014-09-30
DIEBOLD INC
filed 2014-10-30
CIK 28823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
Form 10-Q
__________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock outstanding as of October 24, 2014 was 64,628,979.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS
DIEBOLD, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$240,433	$230,709
Short-term investments	133,800	242,988
Trade receivables, less allowances for doubtful accounts of $28,916 and $24,872, respectively	597,954	447,239
Inventories	519,799	376,462
Deferred income taxes	89,965	110,165
Prepaid expenses	22,271	22,031
Prepaid income taxes	13,791	21,245
Other current assets	169,713	104,511
Total current assets	1,787,726	1,555,350
Securities and other investments	81,269	82,591
Property, plant and equipment, at cost	605,659	599,094
Less accumulated depreciation and amortization	444,100	438,199
Property, plant and equipment, net	161,559	160,895
Goodwill	176,566	179,828
Deferred income taxes	64,480	39,461
Finance lease receivables	99,755	74,516
Other assets	87,067	90,850
Total assets	$2,458,422	$2,183,491
LIABILITIES AND EQUITY
Current liabilities
Notes payable	$83,612	$43,791
Accounts payable	295,063	210,399
Deferred revenue	259,794	234,607
Payroll and other benefits liabilities	99,050	93,845
Other current liabilities	339,868	311,094
Total current liabilities	1,077,387	893,736
Long-term debt	555,020	480,242
Pensions and other benefits	109,840	118,674
Post-retirement and other benefits	19,619	19,282
Deferred income taxes	8,858	9,150
Other long-term liabilities	46,396	41,592
Commitments and contingencies	—	—
Equity
Diebold, Incorporated shareholders' equity
Preferred shares, no par value, 1,000,000 authorized shares, none issued	—	—
Common shares, $1.25 par value, 125,000,000 authorized shares, 79,228,957 and 78,618,517 issued shares, 64,624,720 and 64,068,047 outstanding shares, respectively	99,036	98,273
Additional capital	415,144	385,321
Retained earnings	751,011	722,743
Treasury shares, at cost (14,604,237 and 14,550,470 shares, respectively)	(557,095)	(555,252)
Accumulated other comprehensive loss	(86,835)	(54,321)
Total Diebold, Incorporated shareholders' equity	621,261	596,764
Noncontrolling interests	20,041	24,051
Total equity	641,302	620,815
Total liabilities and equity	$2,458,422	$2,183,491
See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net sales
Services	$416,533	$405,238	$1,209,731	$1,200,672
Products	351,498	300,186	980,050	845,376
	768,031	705,424	2,189,781	2,046,048
Cost of sales
Services	290,366	290,121	849,196	904,167
Products	277,082	242,498	789,074	681,646
	567,448	532,619	1,638,270	1,585,813
Gross profit	200,583	172,805	551,511	460,235
Selling and administrative expense	129,938	111,683	371,236	394,401
Research, development and engineering expense	24,466	21,957	66,173	66,404
Impairment of assets	—	70,000	—	70,642
Gain on sale of assets, net	(540)	(582)	(13,098)	(3,421)
	153,864	203,058	424,311	528,026
Operating profit (loss)	46,719	(30,253)	127,200	(67,791)
Other income (expense)
Investment income	7,968	6,695	26,614	21,060
Interest expense	(8,384)	(7,918)	(23,142)	(22,027)
Foreign exchange gain (loss), net	988	2,977	(10,373)	(1,453)
Miscellaneous, net	571	355	444	(434)
Income (loss) before taxes	47,862	(28,144)	120,743	(70,645)
Income tax expense	12,907	(7,940)	37,781	67,293
Net income (loss)	34,955	(20,204)	82,962	(137,938)
Net income (loss) attributable to noncontrolling interests	1,935	1,486	(1,499)	2,233
Net income (loss) attributable to Diebold, Incorporated	$33,020	$(21,690)	$84,461	$(140,171)

Basic weighted-average shares outstanding	64,615	63,825	64,494	63,648
Diluted weighted-average shares outstanding	65,293	63,825	65,102	63,648

Net income (loss) attributable to Diebold, Incorporated
Basic earnings (loss) per share	$0.51	$(0.34)	$1.31	$(2.20)
Diluted earnings (loss) per share	$0.51	$(0.34)	$1.30	$(2.20)
See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income (loss)	$34,955	$(20,204)	$82,962	$(137,938)
Other comprehensive (loss) income, net of tax:
Translation adjustment	(52,560)	(6,269)	(31,754)	(52,771)
Foreign currency hedges (net of tax $1,313, $(239), $(610) and $1,198, respectively)	2,437	(445)	(1,135)	2,223
Interest rate hedges:
Net gain recognized in other comprehensive income (net of tax $122, $35, $294 and $327, respectively)	228	66	547	608
Reclassification adjustment for amounts recognized in net income (net of tax $(28), $(26), $(86) and $(85), respectively)	(51)	(48)	(160)	(159)
	177	18	387	449
Pension and other post-retirement benefits:
Net actuarial loss amortization (net of tax $280, $922, $844 and $5,054, respectively)	526	1,940	1,575	8,875
Net prior service benefit amortization (net of tax $(33), $(90), $(100) and $(167), respectively)	(62)	(171)	(186)	(301)
Net actuarial gain occurring during the period (net of tax $0, $25,469, $0 and $25,469, respectively)	—	45,539	—	45,539
Curtailment loss (net of tax $0, $17,992, $0 and $18,452, respectively)	—	34,558	—	35,257
	464	81,866	1,389	89,370
Unrealized gain (loss) on securities, net:
Net income (loss) recognized in other comprehensive income (net of tax $31, $144, $(752) and $1,199, respectively)	63	277	(1,404)	2,327
Reclassification adjustment for amounts recognized in net income (net of tax $67, $(522), $(188) and $(587), respectively)	127	(1,012)	(350)	(1,139)
	190	(735)	(1,754)	1,188
Other	—	8	—	22
Other comprehensive (loss) income, net of tax	(49,292)	74,443	(32,867)	40,481
Comprehensive (loss) income	(14,337)	54,239	50,095	(97,457)
Less: comprehensive income (loss) attributable to noncontrolling interests	2,136	1,507	(1,852)	2,588
Comprehensive (loss) income attributable to Diebold, Incorporated	$(16,473)	$52,732	$51,947	$(100,045)
See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2014	2013
Cash flow from operating activities:
Net income (loss)	$82,962	$(137,938)
Adjustments to reconcile net income (loss) to cash flow used in operating activities:
Depreciation and amortization	55,405	64,085
Share-based compensation	15,978	14,070
Excess tax benefits from share-based compensation	(270)	(378)
Devaluation of Venezuelan balance sheet	12,101	1,584
Gain on sale of assets, net	(13,098)	(3,421)
Impairment of assets	—	70,642
Cash flow from changes in certain assets and liabilities:
Trade receivables	(164,710)	(41,789)
Inventories	(156,281)	(79,492)
Prepaid expenses	(1,877)	11,481
Prepaid income taxes	7,452	(20,987)
Other current assets	(46,438)	(42,544)
Accounts payable	87,634	(10,660)
Deferred revenue	30,433	5,168
Deferred income tax	(6,480)	40,164
Finance lease receivables	(59,271)	(12,405)
Certain other assets and liabilities	45,725	83,378
Net cash used in operating activities	(110,735)	(59,042)
Cash flow from investing activities:
Payments for acquisitions, net of cash acquired	(11,749)	—
Proceeds from maturities of investments	406,623	379,889
Proceeds from sale of investments	39,586	22,711
Payments for purchases of investments	(339,772)	(363,710)
Proceeds from sale of assets	17,680	4,353
Capital expenditures	(33,554)	(25,648)
Collections on purchased finance receivables	—	6,105
Increase in certain other assets	(13,828)	(10,006)
Net cash provided by investing activities	64,986	13,694
Cash flow from financing activities:
Dividends paid	(56,193)	(55,469)
Debt issuance costs	(1,368)	—
Revolving debt borrowings, net	124,012	11,007
Other debt borrowings	133,848	38,591
Other debt repayments	(141,581)	(112,140)
Distributions to noncontrolling interest holders	(2,158)	(6,380)
Excess tax benefits from share-based compensation	270	378
Issuance of common shares	14,440	10,264
Repurchase of common shares	(1,843)	(3,660)
Net cash provided by (used in) financing activities	69,427	(117,409)
Effect of exchange rate changes on cash and cash equivalents	(13,954)	(114)
Increase (decrease) in cash and cash equivalents	9,724	(162,871)
Cash and cash equivalents at the beginning of the period	230,709	368,792
Cash and cash equivalents at the end of the period	$240,433	$205,921
See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2014
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
The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. In addition, some of the Company’s statements in this Quarterly Report on Form 10-Q may involve risks and uncertainties that could significantly impact expected future results. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of results to be expected for the full year.
The Company has reclassified the presentation of certain prior-year information to conform to the current presentation.

The Company's Venezuelan operations consist of a fifty-percent owned subsidiary, which is consolidated. Venezuela is measured using the U.S. dollar as its functional currency because its economy is considered highly inflationary. On March 24, 2014, the Venezuelan government announced a currency exchange mechanism, SICAD 2, which yielded an exchange rate significantly higher than the rates established through the other regulated exchange mechanisms. Management has determined that it is unlikely that the Company will be able to convert bolivars under a currency exchange other than SICAD 2. On March 31, 2014, the Company remeasured its Venezuelan balance sheet using the SICAD 2 rate of 50.86 compared to the previous official government rate of 6.30, resulting in a decrease of $6,051 to the Company’s cash balance and net losses of $12,101 that were recorded within foreign exchange gain (loss), net in the condensed consolidated statements of operations in the first quarter of 2014. In addition, as a result of the currency devaluation, the Company recorded a $4,073 lower of cost or market adjustment related to its service inventory within service cost of sales in the condensed consolidated statements of operations in the first quarter of 2014. In the future, if the Company converts bolivars at a rate other than the SICAD 2 rate, the Company may realize additional gains or losses that would be recorded in the statements of operations. The Company's Venezuelan operations represented less than one percent of the Company's total assets as of September 30, 2014 and less than one percent of net sales for both the three and nine months ended September 30, 2014. The Company does not expect its Venezuelan operations to be a significant component of its consolidated revenue or operating profit for the remainder of 2014.

In the second quarter of 2014, the Company divested its Diebold Eras, Incorporated (Eras) subsidiary for a sale price of $20,000, including installment payments of $1,000 on the first and second year anniversary dates of the closing. This sale resulted in a gain of $13,709 recognized within gain on sale of assets, net in the condensed consolidated statement of operations. Revenue and operating profit in the nine months ended September 30, 2014 related to this divested subsidiary were $6,011 and $2,970, respectively, and are included within the North America (NA) segment. Net income before taxes related to this divested subsidiary are included in continuing operations and were $0 and $1,138 for the three months ended September 30, 2014 and 2013, respectively, and $2,978 and $3,221 for the nine months ended September 30, 2014 and 2013, respectively.

In the third quarter of 2013, the Company acquired 100 percent of the equity interests of Cryptera A/S (Cryptera), a supplier of the Company's encrypting PIN pad technology and a world leader in the research and development of secure payment technologies. This acquisition is expected to position the Company as a significant original equipment manufacturer of secure payment technologies and is expected to allow the Company to own more of the intellectual property related to its ATMs. The total purchase price was approximately $13,000, including a 10 percent deferred cash payment payable on the first anniversary of the acquisition. The results of operations for Cryptera are included in the Europe, Middle East and Africa (EMEA) segment within the Company's condensed consolidated financial statements from the date of the acquisition.

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

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2014
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

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08), which includes amendments that change the requirements for reporting discontinued operations and require additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations. In the second quarter of 2014, the Company elected to early adopt ASU 2014-08. The adoption of this update did not have a material impact on the financial statements of the Company.

Recently Issued Accounting Guidance
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2014
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

NOTE 2: EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is based on the weighted-average number of common shares outstanding. Diluted earnings (loss) per share includes the dilutive effect of potential common shares outstanding. Under the two-class method of computing earnings (loss) per share, non-vested share-based payment awards that contain rights to receive non-forfeitable dividends are considered participating securities. The Company’s participating securities include restricted stock units (RSUs), deferred shares and shares that were vested, but deferred by the employee. The Company calculated basic and diluted earnings (loss) per share under both the treasury stock method and the two-class method. For the three and nine months ended September 30, 2014 and 2013, there was no impact in the per share amounts calculated under the two methods. Accordingly, the treasury stock method is disclosed below.

The following represents amounts used in computing earnings (loss) per share and the effect on the weighted-average number of shares of dilutive potential common shares:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Numerator:
Income (loss) used in basic and diluted earnings per share:
Net income (loss) attributable to Diebold, Incorporated	$33,020	$(21,690)	$84,461	$(140,171)
Denominator (in thousands):
Weighted-average number of common shares used in basic earnings per share	64,615	63,825	64,494	63,648
Effect of dilutive shares (1)	678	—	608	—
Weighted-average number of shares used in diluted earnings per share	65,293	63,825	65,102	63,648
Net income (loss) attributable to Diebold, Incorporated:
Basic earnings (loss) per share	$0.51	$(0.34)	$1.31	$(2.20)
Diluted earnings (loss) per share	$0.51	$(0.34)	$1.30	$(2.20)
Anti-dilutive shares (in thousands):
Anti-dilutive shares not used in calculating diluted weighted-average shares	917	2,846	1,163	3,057
(1) Incremental shares of 479 thousand and 560 thousand were excluded from the computation of diluted earnings (loss) per share for the three and nine months ended September 30, 2013, respectively, because their effect is anti-dilutive due to the net loss attributable to Diebold, Incorporated.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2014
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

NOTE 3: EQUITY
The following table presents changes in shareholders' equity attributable to Diebold, Incorporated and the noncontrolling interests:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Diebold, Incorporated shareholders' equity
Balance at beginning of period	$650,838	$620,122	$596,764	$791,474
Comprehensive (loss) income attributable to Diebold, Incorporated	(16,473)	52,732	51,947	(100,045)
Common shares	42	172	763	895
Additional capital	5,931	3,850	29,823	23,439
Treasury shares	(288)	(1,692)	(1,843)	(3,660)
Dividends paid	(18,789)	(18,550)	(56,193)	(55,469)
Balance at end of period	$621,261	$656,634	$621,261	$656,634

Noncontrolling interests
Balance at beginning of period	$17,905	$32,965	$24,051	$35,348
Comprehensive income (loss) attributable to noncontrolling interests	2,136	1,507	(1,852)	2,588
Distributions to noncontrolling interest holders	—	(13,448)	(2,158)	(16,912)
Balance at end of period	$20,041	$21,024	$20,041	$21,024

NOTE 4: ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the changes in the Company’s accumulated other comprehensive loss (AOCI), net of tax, by component for the three months ended September 30, 2014:

	Translation	Foreign Currency Hedges	Interest Rate Hedges	Pension and Other Post-retirement Benefits	Unrealized Gain on Securities, Net	Other	Accumulated Other Comprehensive Loss
Balance at June 30, 2014	$18,951	$(5,456)	$(750)	$(51,102)	$735	$280	$(37,342)
Other comprehensive (loss) income before reclassifications (1)	(52,761)	2,437	228	—	63	—	(50,033)
Amounts reclassified from AOCI	—	—	(51)	464	127	—	540
Net current-period other comprehensive (loss) income	(52,761)	2,437	177	464	190	—	(49,493)
Balance at September 30, 2014	$(33,810)	$(3,019)	$(573)	$(50,638)	$925	$280	$(86,835)
(1) Other comprehensive (loss) income before reclassifications within the translation component excludes $201 of translation attributable to noncontrolling interests.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2014
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

The following table summarizes the changes in the Company’s AOCI, net of tax, by component for the nine months ended September 30, 2014:

	Translation	Foreign Currency Hedges	Interest Rate Hedges	Pension and Other Post-retirement Benefits	Unrealized Gain (Loss) on Securities, Net	Other	Accumulated Other Comprehensive Loss
Balance at January 1, 2014	$(2,409)	$(1,884)	$(960)	$(52,027)	$2,679	$280	$(54,321)
Other comprehensive (loss) income before reclassifications (1)	(31,401)	(1,135)	547	—	(1,404)	—	(33,393)
Amounts reclassified from AOCI	—	—	(160)	1,389	(350)	—	879
Net current-period other comprehensive (loss) income	(31,401)	(1,135)	387	1,389	(1,754)	—	(32,514)
Balance at September 30, 2014	$(33,810)	$(3,019)	$(573)	$(50,638)	$925	$280	$(86,835)
(1) Other comprehensive (loss) income before reclassifications within the translation component excludes $(353) of translation attributable to noncontrolling interests.

The following table summarizes the details about amounts reclassified from AOCI:

	Three Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2014
	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Affected Line Item in the Statement of Operations
Interest rate hedges (net of tax of $(28) and $(86), respectively)	(51)	(160)	Interest expense
Pension and post-retirement benefits:
Net actuarial loss amortization (net of tax of $280 and $844, respectively)	526	1,575	(1)
Net prior service benefit amortization (net of tax of $(33) and $(100), respectively)	(62)	(186)	(1)
	464	1,389
Unrealized gain (loss) on securities, net (net of tax of $67 and $(188), respectively)	127	(350)	Investment income
Total reclassifications for the period	$540	$879
(1) Pension and other post-retirement benefits AOCI components are included in the computation of net periodic benefit cost (refer to note 12 to the condensed consolidated financial statements).

NOTE 5: SHARE-BASED COMPENSATION
The Company’s share-based compensation payments to employees are recognized based on their grant-date fair values during the period in which the employee is required to provide services in exchange for the award. Share-based compensation is recognized as a component of selling and administrative expense. Total share-based compensation expense was $5,599 and $3,100 for the three months ended September 30, 2014 and 2013, respectively, and $15,978 and $14,070 for the nine months ended September 30, 2014 and 2013, respectively. Share-based compensation expense for the nine months ended September 30, 2013 included accelerated expense of $2,982 related to executive severance.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2014
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

Options outstanding and exercisable as of September 30, 2014 under the Company’s 1991 Equity and Performance Incentive Plan (as Amended and Restated as of April 13, 2009) (the 1991 Plan) and changes during the nine months ended September 30, 2014, were as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(in thousands)	(per share)	(in years)
Outstanding at January 1, 2014	1,954	$39.63
Expired or forfeited	(335)	51.73
Exercised	(445)	32.89
Granted	454	34.20
Outstanding at September 30, 2014	1,628	37.23	6	$2,981
Options exercisable at September 30, 2014	891	40.31	4	1,599
Options vested and expected to vest at September 30, 2014 (2)	1,601	37.31	6	2,914

(1)
The aggregate intrinsic value (the difference between the closing price of the Company’s common shares on the last trading day of the third quarter of 2014 and the exercise price, multiplied by the number of “in-the-money” options) that would have been received by the option holders had all option holders exercised their options on September 30, 2014. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common shares.

(2)	The options expected to vest are the result of applying the pre-vesting forfeiture rate assumption to total outstanding non-vested options.

The following table summarizes information on non-vested RSUs and performance shares for the nine months ended September 30, 2014:

	Number of Shares	Weighted-Average Grant-Date Fair Value
	(in thousands)	(per share)
RSUs:
Non-vested at January 1, 2014	499	$32.28
Forfeited	(52)	32.91
Vested	(132)	32.73
Granted (1)	327	35.25
Non-vested at September 30, 2014	642	33.65
Performance Shares (2):
Non-vested at January 1, 2014	542	$37.10
Forfeited	(172)	39.63
Granted (3)	777	38.08
Non-vested at September 30, 2014	1,147	37.38

(1)
The RSUs granted during the nine months ended September 30, 2014 include 35 thousand one-year RSUs to non-employee directors under the 1991 Plan. These RSUs have a weighted-average grant-date fair value of $39.35.

(2)
Non-vested performance shares are based on a maximum potential payout. Actual shares granted at the end of the performance period may be less than the maximum potential payout level depending on achievement of performance share objectives. Performance shares are based on certain annual management objectives, as determined by the Board of Directors.

(3)
The maximum performance shares granted during the nine months ended September 30, 2014 include 482 thousand shares that vest proportionately over a three-year period and have a weighted-average grant-date fair value of $35.49.

As of September 30, 2014, there were 143 thousand non-employee director deferred shares vested and outstanding.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2014
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

NOTE 6: INCOME TAXES
The effective tax rate on income was 27.0 percent for the three months ended September 30, 2014 and the effective tax rate on the loss was 28.2 percent for the three months ended September 30, 2013. The third quarter 2014 rate was lower than the statutory rate because of earnings in lower-tax jurisdictions and tax benefits from discrete items recorded in the quarter. The reduced third quarter 2013 tax rate differed from the statutory rate mainly as a result of the non-deductible portion of the Company's Brazil goodwill impairment recorded during a quarter with overall losses.
The effective tax rate on income was 31.3 percent for the nine months ended September 30, 2014 and the effective tax rate on the loss was (95.3) percent for the nine months ended September 30, 2013. The tax rate for the nine months ended September 30, 2014 includes a benefit from the release of a valuation allowance against excess capital losses offset by the negative impact of tax on foreign entities not permanently reinvested and the December 31, 2013 expiration of the Federal Research and Development Tax Credit and the Look-Thru Rule for Related Controlled Foreign Corporations under Section 954(c)(6) of the Internal Revenue Code of 1986, as amended. The negative tax rate for 2013 resulted from tax expense related to the repatriation of previously undistributed earnings and the establishment of a valuation allowance on deferred tax assets in the Company’s Brazilian manufacturing facility.
During the second quarter of 2014, the Internal Revenue Service (IRS) completed its examination of the Company’s U.S. federal income tax returns for the years 2008-2010 and issued a Revenue Agent’s Report (RAR) that includes various proposed adjustments, including adjustments related to transfer pricing. The net tax deficiency, excluding interest, associated with the RAR is $6,300 after net operating loss utilization. In May 2014, the Company filed a protest challenging proposed adjustments contained in the RAR and will pursue resolution of these issues with the Appeals Division of the IRS. The Company believes it has adequately provided for any related uncertain tax positions.

NOTE 7: INVESTMENTS
The Company’s investments, primarily in Brazil, consist of certificates of deposit and U.S. dollar indexed bond funds, which are classified as available-for-sale and stated at fair value based upon quoted market prices and net asset values, respectively. Unrealized gains and losses are recorded in AOCI. Realized gains and losses are recognized in investment income and are determined using the specific identification method. Realized (losses) gains from the sale of securities were $(194) and $1,533 for the three months ended September 30, 2014 and 2013, respectively, and $538 and $1,726 for the nine months ended September 30, 2014 and 2013, respectively. Proceeds from the sale of available-for-sale securities were $39,586 and $22,711 during the nine months ended September 30, 2014 and 2013, respectively.

The Company’s investments, excluding cash surrender value of insurance contracts of $71,607 and $72,214 as of September 30, 2014 and December 31, 2013, respectively, consisted of the following:

	Cost Basis	Unrealized Gain	Fair Value
As of September 30, 2014
Short-term investments:
Certificates of deposit	$133,779	$21	$133,800

Long-term investments:
Assets held in a rabbi trust	$9,142	$520	$9,662

As of December 31, 2013
Short-term investments:
Certificates of deposit	$215,010	$—	$215,010
U.S. dollar indexed bond funds	25,263	2,715	27,978
	$240,273	$2,715	$242,988
Long-term investments:
Assets held in a rabbi trust	$10,085	$292	$10,377

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2014
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
The following table summarizes the Company’s allowance for credit losses for the nine months ended September 30, 2014 and 2013:

	Finance Leases	Notes Receivable	Total
Allowance for credit losses
Balance at January 1, 2014	$439	$4,134	$4,573
Provision for credit losses	162	—	162
Write-offs	(235)	—	(235)
Balance at September 30, 2014	$366	$4,134	$4,500

Balance at January 1, 2013	$525	$2,047	$2,572
Provision for credit losses	8	—	8
Recoveries	3	—	3
Write-offs	(90)	(2,047)	(2,137)
Balance at September 30, 2013	$446	$—	$446

The Company's allowance of $4,500 and $446 at September 30, 2014 and 2013, respectively, all resulted from individual impairment evaluation. As of September 30, 2014, finance leases and notes receivable individually evaluated for impairment were $166,572 and $18,053, respectively. As of September 30, 2013, finance leases and notes receivable individually evaluated for impairment were $88,216 and $16,343, respectively. As of September 30, 2014 and December 31, 2013, the Company’s finance lease receivables in Brazil were $111,762 and $33,283, respectively. The increase related to customer financing arrangements within the education ministry.
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
As of September 30, 2014 and December 31, 2013, the recorded investment in past-due financing receivables on nonaccrual status was $2,960 and $1,670, respectively, and there were no recorded investments in finance receivables past due 90 days or more and still accruing interest. The recorded investment in impaired notes receivable was $4,134 as of September 30, 2014 and December 31, 2013 and was fully reserved.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2014
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

The following table summarizes the Company’s aging of past-due notes receivable balances:

	September 30, 2014	December 31, 2013
30-59 days past due	$—	$85
60-89 days past due	—	—
> 89 days past due (1)	1,518	—
Total past due	$1,518	$85
(1) Past-due notes receivable balances greater than 89 days as of September 30, 2014 are fully reserved.

NOTE 9: INVENTORIES
Major classes of inventories are summarized as follows:

	September 30, 2014	December 31, 2013
Finished goods	$268,767	$167,577
Service parts	135,486	132,508
Raw materials and work in process	115,546	76,377
Total inventories	$519,799	$376,462

NOTE 10: GOODWILL AND OTHER ASSETS
Goodwill Goodwill is reviewed annually for impairment in the fourth quarter. There have been no impairment indicators identified in any of the reporting units during the nine months ended September 30, 2014. During the third quarter of 2013, the Company performed an other-than-annual assessment for its Brazil reporting unit based on a two-step impairment test as a result of a reduced earnings outlook for the Brazil business unit. The Company concluded that the goodwill within the Brazil reporting unit was partially impaired and recorded a $70,000 pre-tax, non-cash goodwill impairment charge. In connection with the 2013 fourth quarter annual goodwill impairment test, the Company concluded the Asia Pacific (AP) reporting unit had excess fair value of approximately $23,000 or eight percent when compared to its carrying amount. The amount of goodwill in the Company’s AP reporting unit was $41,544 and $41,307 as of September 30, 2014 and December 31, 2013, respectively. As of December 31, 2013, the Domestic and Canada and Latin America (LA) reporting units had excess fair value significantly greater than their carrying amounts.

Other Assets Included in other assets are net capitalized software development costs of $37,244 and $40,235 as of September 30, 2014 and December 31, 2013, respectively. Amortization expense on capitalized software included in product cost of sales was $4,543 and $5,369 for the three months ended September 30, 2014 and 2013, respectively, and $13,467 and $16,620 for the nine months ended September 30, 2014 and 2013, respectively. Other long-term assets also consist of patents, trademarks and other intangible assets. Where applicable, other assets are stated at cost and, if applicable, are amortized ratably over the relevant contract period or the estimated life of the assets. Fees to renew or extend the term of the Company’s intangible assets are expensed when incurred.

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
FORM 10-Q as of September 30, 2014
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

NOTE 11: DEBT
Outstanding debt balances were as follows:

	September 30, 2014	December 31, 2013
Notes payable:
Uncommitted lines of credit	$82,758	$43,062
Other	854	729
	$83,612	$43,791
Long-term debt:
Credit facility	$315,013	$239,000
Senior notes	225,000	225,000
Industrial development revenue bonds	11,900	11,900
Other	3,107	4,342
	$555,020	$480,242
As of September 30, 2014, the Company had various international short-term uncommitted lines of credit with borrowing limits of $124,096. The weighted-average interest rate on outstanding borrowings on the short-term uncommitted lines of credit as of September 30, 2014 and December 31, 2013 was 2.91 percent and 3.24 percent, respectively. The decrease in the weighted-average interest rate is attributable to the change in mix of borrowings in foreign entities. Short-term uncommitted lines mature in less than one year. The amount available under the short-term uncommitted lines at September 30, 2014 was $41,337.
In August 2014, the Company amended and extended its credit facility. As of September 30, 2014, the Company has increased its borrowing limits under its new credit facility from $500,000 to $520,000. The amended and extended credit facility expires in August 2019 and did not change any of the covenants related to the previous agreement. Under the terms of the amended and extended credit facility, the Company has the ability, subject to various approvals, to increase the borrowing limits by $250,000. Up to $50,000 of the revolving credit facility is available under a swing line sub-facility. The weighted-average interest rate on outstanding credit facility borrowings as of September 30, 2014 and December 31, 2013 was 1.48 percent and 1.36 percent, respectively, which is variable based on the London Interbank Offered Rate (LIBOR). The amount available under the credit facility as of September 30, 2014 was $204,987.

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
In 1997, industrial development revenue bonds were issued on behalf of the Company. The proceeds from the bond issuances were used to construct new manufacturing facilities in the United States. The Company guaranteed the payments of principal and interest on the bonds by obtaining letters of credit. The bonds were issued with a 20-year original term and are scheduled to mature in 2017. Each industrial development revenue bond carries a variable interest rate, which is reset weekly by the remarketing agents. The weighted-average interest rate on the bonds was 0.28 percent and 0.36 percent as of September 30, 2014 and December 31, 2013, respectively.
The Company’s financing agreements contain various restrictive financial covenants, including net debt to capitalization and net interest coverage ratios. As of September 30, 2014, the Company was in compliance with the financial and other covenants in its debt agreements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2014
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

In July 2013, the Company's board of directors approved freezing certain pension and SERP plan benefits effective as of December 31, 2013 for U.S.-based salaried employees.  The Company recognized the plan freeze in the three months ended September 30, 2013 as a curtailment, since it eliminates for a significant number of participants the accrual of defined benefits for all of their future services.  The impact of the curtailment includes the one-time accelerated recognition of outstanding unamortized pre-tax prior service cost of $809 within general and administrative expense and a pre-tax reduction in AOCI of $52,550, attributable to the decrease in long-term pension liabilities.  This curtailment event triggered a re-measurement for the affected benefit plans as of July 31, 2013 using a discount rate of 5.06 percent.  The process for establishing the discount rate was consistent with the process utilized at our annual plan re-measurement date.  The re-measurement resulted in a further reduction of long-term pension liabilities and AOCI (pre-tax) related to the actuarial gain occurring during the year of $71,008

In addition to providing pension benefits, the Company provides post-retirement healthcare and life insurance benefits (referred to as other benefits) for certain retired employees. Eligible employees may be entitled to these benefits based upon years of service with the Company, age at retirement and collective bargaining agreements. Currently, the Company has made no commitments to increase these benefits for existing retirees or for employees who may become eligible for these benefits in the future. Currently there are no plan assets and the Company funds the benefits as the claims are paid.
The following table sets forth the net periodic benefit cost for the Company’s defined benefit pension plans and other benefits for the three months ended September 30:

	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Components of net periodic benefit cost
Service cost	$732	$2,647	$—	$—
Interest cost	5,751	6,865	157	157
Expected return on plan assets	(6,450)	(9,017)	—	—
Amortization of prior service benefit	(39)	(136)	(56)	(122)
Recognized net actuarial loss	756	2,529	50	105
Curtailment loss (1)	—	809	—	—
Net periodic pension benefit cost	$750	$3,697	$151	$140

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2014
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

The following table sets forth the net periodic benefit cost for the Company’s defined benefit pension plans and other benefits for the nine months ended September 30:

	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Components of net periodic benefit cost
Service cost	$2,196	$9,308	$—	$—
Interest cost	17,251	20,778	471	471
Expected return on plan assets	(19,348)	(26,622)	—	—
Amortization of prior service benefit	(117)	(99)	(169)	(366)
Recognized net actuarial loss	2,268	13,385	151	317
Curtailment loss (1)	—	1,968	—	—
Net periodic pension benefit cost	$2,250	$18,718	$453	$422
(1) Curtailment loss during the first nine months ended September 30, 2013 resulted from the departure of certain executive officers and was recorded within selling and administrative expense in the condensed consolidated statement of operations.
Contributions
In the third quarter of 2014, the Company made a voluntary contribution to its qualified pension plan of $5,000. For the nine months ended September 30, 2014 and 2013, contributions of $8,674 and $2,662, respectively, were made to the qualified and non-qualified pension plans.

NOTE 13: GUARANTEES AND PRODUCT WARRANTIES
In 1997, industrial development revenue bonds were issued on behalf of the Company. The Company guaranteed the payments of principal and interest on the bonds (refer to note 11) by obtaining letters of credit. The carrying value of the bonds was $11,900 as of September 30, 2014 and December 31, 2013.
The Company provides its global operations guarantees and standby letters of credit through various financial institutions for suppliers, customers, regulatory agencies and insurance providers. If the Company is not able to make payment or fulfill contractual obligations, the suppliers, customers, regulatory agencies and insurance providers may draw on the pertinent bank. At September 30, 2014, the maximum future payment obligations related to these various guarantees totaled $96,534, of which $27,985 represented standby letters of credit to insurance providers, and no associated liability was recorded. At December 31, 2013, the maximum future payment obligations relative to these various guarantees totaled $87,104, of which $26,035 represented standby letters of credit to insurance providers, and no associated liability was recorded.
The Company provides its customers a manufacturer’s warranty and records, at the time of the sale, a corresponding estimated liability for potential warranty costs. Estimated future obligations due to warranty claims are based upon historical factors such as labor rates, average repair time, travel time, number of service calls per machine and cost of replacement parts. As of September 30, 2014 and 2013, the Company’s warranty liability balances were $106,977 and $75,487, respectively. The increase in warranty is largely attributable to sales to the education ministry in our Brazil segment.
Changes in the Company’s warranty liability balance are illustrated in the following table:

	2014	2013
Balance at January 1	$83,199	$81,751
Current period accruals (1)	62,082	34,300
Current period settlements	(38,304)	(40,564)
Balance at September 30	$106,977	$75,487
(1) Includes the impact of foreign exchange rate fluctuations.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2014
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

NOTE 14: COMMITMENTS AND CONTINGENCIES
Contractual Obligations
At September 30, 2014, the Company had purchase commitments due within one year of $4,807 for materials through contract manufacturing agreements at negotiated prices.

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

At September 30, 2014, the Company was a party to several routine indirect tax claims from various taxing authorities globally that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the condensed consolidated financial statements would not be materially affected by the outcome of these indirect tax claims and/or proceedings or asserted claims.

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

In response to an order by the administrative court, the tax inspector provided further analysis with respect to the initial assessment in December 2013, which has now been accepted by the initial administrative court, that indicates a potential exposure that is significantly lower than the initial tax assessment received in August 2012. However, this matter remains subject to ongoing administrative proceedings and appeals. Accordingly, the Company cannot provide any assurance that its exposure pursuant to the initial assessment will be lowered significantly or at all. The Company continues to defend itself in the administrative proceedings.

In connection with the Brazilian indirect tax assessment, in May 2013, the U.S. Securities and Exchange Commission (SEC)requested that the Company retain certain documents and produce certain records relating to the assessment, to which the Company complied. However, in September 2014, the Company was notified by the SEC that it had closed its inquiry relating to the assessment.

In addition, the Company is challenging a customs ruling in Thailand seeking to retroactively collect customs duties on previous imports of Automated Teller Machines (ATM). Management believes that the customs authority’s attempt to retroactively assess customs duties is in contravention of World Trade Organization agreements and, accordingly, is challenging the ruling. In July 2014, the Central Tax Court in Thailand dismissed the Company’s complaint; however, the Company will be appealing this decision, and management continues to believe that the Company has a valid legal position for supporting its challenge. Accordingly, the Company has not accrued any amount for this contingency; however, the Company cannot provide any assurance that it will not ultimately be subject to a retroactive assessment.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2014
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

At September 30, 2014 and December 31, 2013, the Company had an accrual of approximately $26,000 related to the Brazilian indirect tax matter disclosed above.
A loss contingency is reasonably possible if it has a more than remote but less than probable chance of occurring. Although management believes the Company has valid defenses with respect to its indirect tax positions, it is reasonably possible that a loss could occur in excess of the estimated accrual, for which the Company estimated the aggregate risk at September 30, 2014 to be up to approximately $395,000 for its material indirect tax matters, of which approximately $355,000 and $26,000, respectively, relates to the Brazilian indirect tax matter and Thailand customs matter disclosed above. The aggregate risk related to indirect taxes is adjusted as the applicable statutes of limitations expire.

Legal Contingencies
At September 30, 2014, the Company was a party to several lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the Company’s financial position or results of operations. In addition, the Company has indemnification obligations with certain former employees, and costs associated with these indemnifications are expensed as incurred. In management’s opinion, the Company's condensed consolidated financial statements would not be materially affected by the outcome of these legal proceedings, commitments or asserted claims.

NOTE 15: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company uses derivatives to mitigate the economic consequences associated with fluctuations in currencies and interest rates.
Foreign Exchange
Net Investment Hedges The Company has international subsidiaries with net balance sheet positions that generate cumulative translation adjustments within AOCI. The Company uses derivatives to manage potential changes in value of its net investments in Brazil. The Company uses the forward-to-forward method for its quarterly retrospective and prospective assessments of hedge effectiveness. No ineffectiveness results if the notional amount of the derivative matches the portion of the net investment designated as being hedged because the Company uses derivative instruments with underlying exchange rates consistent with its functional currency and the functional currency of the hedged net investment. Changes in value that are deemed effective are accumulated in AOCI where they will remain until they are reclassified to income together with the gain or loss on the entire investment upon substantial liquidation of the subsidiary. The fair value of the Company’s net investment hedge contracts was $(3,070) and $313 as of September 30, 2014 and December 31, 2013, respectively. The net (loss) gain recognized in AOCI on net investment hedge derivative instruments was $(3,750) and $684 in the three months ended September 30, 2014 and 2013, respectively, and $1,745 and $(3,421) in the nine months ended September 30, 2014 and 2013, respectively.
Non-Designated Hedges A substantial portion of the Company’s operations and revenues are international. As a result, changes in foreign exchange rates can create substantial foreign exchange gains and losses from the revaluation of non-functional currency monetary assets and liabilities. The Company’s policy allows the use of foreign exchange forward contracts with maturities of up to 24 months to mitigate the impact of currency fluctuations on those foreign currency asset and liability balances. The Company elected not to apply hedge accounting to its foreign exchange forward contracts. Thus, spot-based gains/losses offset revaluation gains/losses within foreign exchange gain (loss), net and forward-based gains/losses represent interest expense. The fair value of the Company’s non-designated foreign exchange forward contracts was $8,041 and $705 as of September 30, 2014 and December 31, 2013, respectively.
The following table summarizes the gain (loss) recognized on non-designated foreign-exchange derivative instruments for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest expense	$(1,415)	$(2,099)	$(4,384)	$(4,726)
Foreign exchange gain (loss), net	9,180	(680)	10,706	10,275
	$7,765	$(2,779)	$6,322	$5,549

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2014
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

Interest Rate
Cash Flow Hedges The Company has variable rate debt that is subject to fluctuations in interest related cash flows due to changes in market interest rates. The Company’s policy allows derivative instruments designated as cash flow hedges that fix a portion of future variable-rate interest expense. As of September 30, 2014, the Company had two pay-fixed receive-variable interest rate swaps, with a total notional amount of $50,000, to hedge against changes in the LIBOR benchmark interest rate on a portion of the Company’s LIBOR-based borrowings. Changes in value that are deemed effective are accumulated in AOCI and reclassified to interest expense when the hedged interest is accrued. To the extent that it becomes probable that the Company’s variable rate borrowings will not occur, the gains or losses on the related cash flow hedges will be reclassified from AOCI to interest expense. The fair value of the Company’s interest rate contracts was $(1,478) and $(2,351) as of September 30, 2014 and December 31, 2013, respectively.
In December 2005 and January 2006, the Company executed cash flow hedges by entering into receive-variable and pay-fixed interest rate swaps, with a total notional amount of $200,000, related to the senior notes issuance in March 2006. Amounts previously recorded in AOCI related to the pre-issuance cash flow hedges will continue to be reclassified on a straight-line basis through February 2016.

The gain recognized on designated cash flow hedge derivative instruments was $350 and $101 for the three months ended September 30, 2014 and 2013, respectively, and $841 and $935 for the nine months ended September 30, 2014 and 2013, respectively. Gains and losses related to interest rate contracts that are reclassified from AOCI are recorded in interest expense on the statements of operations. The Company anticipates reclassifying $930 from AOCI to interest expense within the next 12 months.

NOTE 16: RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES
Restructuring Charges
The following table summarizes the impact of the Company’s restructuring charges on the condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Cost of sales – services	$514	$2,124	$1,353	$8,983
Cost of sales – products	—	212	68	429
Selling and administrative expense	414	1,859	5,366	9,375
Research, development and engineering expense	—	151	(26)	2,617
Total	$928	$4,346	$6,761	$21,404

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2014
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

The following table summarizes the Company’s restructuring charges by reporting segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Severance
North America (NA)	$928	$962	$3,625	$14,373
Asia Pacific (AP)	—	953	307	1,557
Europe, Middle East and Africa (EMEA)	—	505	587	762
Latin America (LA)	—	268	1,242	268
Brazil	—	1,101	937	3,747
Total Severance	928	3,789	6,698	20,707

Other
NA	—	224	—	224
EMEA	—	333	63	473
Total Other	—	557	63	697
Total	$928	$4,346	$6,761	$21,404

During the first quarter of 2013, the Company announced a multi-year realignment plan. Certain aspects of this plan were previously disclosed under the Company's global realignment plan and global shared services plan. This multi-year realignment focuses on globalizing the Company's service organization and creating a unified center-led global organization for research and development, as well as transforming the Company's general and administrative cost structure. Restructuring charges of $928 and $4,346 for the three months ended September 30, 2014 and 2013, respectively, and $6,761 and $21,404 for the nine months ended September 30, 2014 and 2013, respectively, related to the Company's multi-year realignment plan. Restructuring charges for the nine months ended September 30, 2014 primarily related to a business process outsourcing initiative. As of September 30, 2014, the Company anticipates additional restructuring costs of $4,000 to $6,000 to be incurred through the end of 2014, primarily within NA and EMEA. The Company anticipates additional cost in the multi-year realignment plan through at least 2015. As management finalizes certain aspects of the realignment plan, the anticipated future costs related to this plan are subject to change. As of September 30, 2014, cumulative total restructuring costs for the multi-year realignment plan were $64,218, $2,425, $5,534, $1,694 and $8,635 in NA, AP, EMEA, LA and Brazil, respectively.

The following table summarizes the Company’s restructuring accrual balances and related activity:

	2014	2013
Balance at January 1	$35,289	$11,844
Liabilities incurred	6,761	21,404
Liabilities paid/settled	(35,854)	(27,239)
Balance at September 30	$6,196	$6,009
Impairment and Other Charges

During the third quarter of 2013, the Company recorded a $70,000 pre-tax, non-cash goodwill impairment charge related to its
Brazil segment (refer to note 10).
Other charges consist of items that the Company has determined are non-routine in nature and are not expected to recur in future operations. Net non-routine expenses of $(3,546) and $(3,953) impacted the three months ended September 30, 2014 and 2013, respectively. Net non-routine income (expenses) of $7,528 and $(57,697) impacted the nine months ended September 30, 2014 and 2013, respectively. Non-routine income for the first nine months of 2014 related primarily to a $13,709 pre-tax gain from the sale of the Eras, recognized in gain on sale of assets, net in the condensed consolidated statements of operations. Non-routine expenses for the first nine months of 2013 included $28,000 of additional pre-tax losses related to the settlement of the global Foreign Corrupt Practices Act (FCPA) investigation, a $17,245 pre-tax charge related to settlement of the securities legal action

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2014
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

and executive severance costs, including accelerated share-based compensation expense of $2,982 (pre-tax) all recognized in selling and administrative expense, partially offset by non-routine income of $2,191 related to a pre-tax gain from the sale of certain U.S. manufacturing operations to a long-time supplier recognized in gain on sale of assets, net in the condensed consolidated statements of operations.

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
Assets and Liabilities Recorded at Fair Value
Assets and liabilities subject to fair value measurement are as follows:

	September 30, 2014			December 31, 2013
		Fair Value Measurements Using			Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Assets
Short-term investments:
Certificates of deposit	$133,800	$133,800	$—	$215,010	$215,010	$—
U.S. dollar indexed bond funds	—	—	—	27,978	—	27,978
Assets held in rabbi trusts	9,662	9,662	—	10,377	10,377	—
Foreign exchange forward contracts	5,151	—	5,151	1,382	—	1,382
Total	$148,613	$143,462	$5,151	$254,747	$225,387	$29,360
Liabilities
Deferred compensation	$9,662	$9,662	$—	$10,377	$10,377	$—
Foreign exchange forward contracts	180	—	180	364	—	364
Interest rate swaps	1,478	—	1,478	2,351	—	2,351
Total	$11,320	$9,662	$1,658	$13,092	$10,377	$2,715

The Company uses the end of period when determining the timing of transfers between levels. During the nine months ended September 30, 2014, there were no transfers between levels.
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

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2014
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
The fair value and carrying value of the Company’s debt instruments are summarized as follows:

	September 30, 2014		December 31, 2013
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes payable	$83,612	$83,612	$43,791	$43,791
Long-term debt	561,280	555,020	489,499	480,242
Total debt instruments	$644,892	$638,632	$533,290	$524,033
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
FORM 10-Q as of September 30, 2014
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

The following tables represent information regarding the Company’s segment information and provides a reconciliation between segment operating profit (loss) and the condensed consolidated financial statements:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue summary by segment
NA	$361,420	$356,943	$1,024,893	$1,056,184
AP	135,036	116,102	361,527	346,660
EMEA	99,882	81,854	302,337	232,471
LA	54,089	56,899	146,529	161,182
Brazil	117,604	93,626	354,495	249,551
Total customer revenues	$768,031	$705,424	$2,189,781	$2,046,048

Intersegment revenues
NA	$17,760	$20,938	$51,049	$59,280
AP	22,195	36,159	69,404	75,579
EMEA	22,767	8,437	42,610	34,635
LA	119	—	364	3
Total intersegment revenues	$62,841	$65,534	$163,427	$169,497

Segment operating profit
NA	$69,920	$68,107	$199,114	$175,282
AP	20,809	16,657	50,865	46,297
EMEA	14,491	10,816	47,820	24,565
LA	10,673	7,773	17,273	20,327
Brazil	7,960	7,299	21,606	5,765
Total segment operating profit	$123,853	$110,652	$336,678	$272,236
Corporate charges not allocated to segments (1)	(72,660)	(62,606)	(210,245)	(190,284)
Asset impairment charges	—	(70,000)	—	(70,642)
Restructuring charges	(928)	(4,346)	(6,761)	(21,404)
Net non-routine (expense) income	(3,546)	(3,953)	7,528	(57,697)
	(77,134)	(140,905)	(209,478)	(340,027)
Operating profit (loss)	$46,719	$(30,253)	$127,200	$(67,791)
(1) Corporate charges not allocated to segments include headquarter-based costs associated with manufacturing administration, procurement, human resources, finance and accounting, global development/engineering, global strategy/mergers and acquisitions, global information technology, tax, treasury and legal.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2014
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Segment depreciation and amortization expense
NA	$1,961	$2,594	$7,093	$9,574
AP	2,025	2,081	5,777	5,848
EMEA	1,020	956	3,123	2,871
LA	834	830	2,368	2,584
Brazil	2,627	1,771	6,499	6,200
Total segment depreciation and amortization expense	8,467	8,232	24,860	27,077
Corporate depreciation and amortization expense	10,219	13,659	30,545	37,008
Total depreciation and amortization expense	$18,686	$21,891	$55,405	$64,085

	September 30, 2014	December 31, 2013
Segment property, plant and equipment, at cost
NA	$125,647	$137,669
AP	49,814	46,117
EMEA	39,225	40,715
LA	24,623	24,470
Brazil	56,676	65,148
Total segment property, plant and equipment, at cost	295,985	314,119
Corporate property plant and equipment, at cost, not allocated to segments	309,674	284,975
Total property, plant and equipment, at cost	$605,659	$599,094

The following table presents information regarding the Company’s revenue by service and product solution:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenue summary by service and product solution	2014	2013	2014	2013
Financial self-service:
Services	$310,691	$291,529	$901,828	$874,983
Products	239,675	233,623	657,943	681,566
Total financial self-service	550,366	525,152	1,559,771	1,556,549
Security:
Services	105,842	113,706	307,903	325,695
Products	52,199	40,496	145,605	115,364
Total security	158,041	154,202	453,508	441,059
Total financial self-service & security	708,407	679,354	2,013,279	1,997,608
Brazil other	59,624	26,070	176,502	48,440
	$768,031	$705,424	$2,189,781	$2,046,048

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of September 30, 2014
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
The Company sees opportunities to leverage its capabilities in services, software and innovation to meet the needs of its rapidly evolving markets. The Company has sharpened its focus on executing its core strategies in FSS and electronic security. This includes making the appropriate investments to deliver growth within these areas, especially in research, development and engineering expense. In addition, the Company remains committed to a disciplined risk assessment process, focused on proactively identifying and mitigating potential risks to the Company's continued success.

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
AND RESULTS OF OPERATIONS as of September 30, 2014
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

As part of the transformation, the Company engaged Accenture to provide finance and accounting, human resources and procurement business process outsourcing services. The Company's multi-year outsourcing agreement focuses on creating one global delivery model that enhances the quality, controls and efficiency of the Company’s integrated global business processes. The Company plans to utilize Accenture’s industry leading practices, technologies and global delivery network to establish more synchronized operational controls, improve operational transparency, lower spending and reduce costs. Reinvestment of the Company's savings into transformation initiatives with Accenture were marginal in the first half of 2014 and have increased in the third quarter of 2014.
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
A new technology that enhances security for customers is Diebold’s ActivEdge card reader. This is the ATM industry's first complete anti-skimming card reader that prevents all known forms of skimming, the most prevalent type of ATM crime, as well

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of September 30, 2014
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

as other forms of ATM fraud. ActivEdge can help financial institutions avoid skimming-related fraud losses which, according to the ATM Industry Association, total more than $2 billion annually worldwide. ActivEdge requires users to insert cards into the reader via the long edge, instead of the traditional short edge. We believe by shifting a card's angle 90 degrees, ActivEdge prevents modern skimming devices from reading the card's full magnetic strip, eliminating the devices' ability to steal card data.

Another opportunity for a successful outsourcing and managed services approach relates to security challenges and the systems to address them, which have grown increasingly complex. This has created a strong business case among financial institutions and commercial customers for outsourcing and managed service solutions, particularly in the areas of monitoring, services and software management. Today, the Company is bringing its expertise back into the financial sector and pursuing other areas, namely the commercial market, with a focused effort to secure large, complex and technologically demanding projects. The Company has customer-focused teams that possess high levels of logical and enterprise security expertise that are required in this business. The Company is also leveraging best practices and some of the best talent to continue building upon its security outsourcing and managed services business.

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
Multi-Year Realignment Plan

The Company is committed to its previously announced multi-year realignment plan aimed at establishing a competitive cost structure throughout the organization. The Company has currently identified targeted savings of $150,000 that are expected to be fully realized by the end of 2015 and is working to accelerate the cost savings efforts beyond this target longer term. The Company expects to reinvest a portion of the savings to drive long-term growth. Areas of reinvestment include: research and development of innovative new customer solutions; improving and updating the Company's information technology systems and infrastructure; transforming the general and administrative back-office functions; and strengthening sales coverage and marketing, processes and tools. In addition, some of the savings should offset price erosion, wage inflation in emerging markets and volatile commodity prices in the Company’s core business. Given these factors, the Company anticipates that approximately 50 percent of the savings will positively impact operating profit. In addition to the cost savings impact, the Company expects that the plan will enhance its competitive position by focusing on globalizing the Company's service organization, creating a unified center-led global organization for research and development as well as transforming the Company's general and administrative cost structure. Restructuring charges associated with the multi-year realignment plan were $928 and $4,346 for the three months ended September 30, 2014 and 2013, respectively. Restructuring charges associated with the multi-year realignment plan were $6,761 and $21,404 for the nine months ended September 30, 2014 and 2013, respectively. Restructuring charges for the three and nine months ended September 30, 2014 primarily related to severance costs of employees due to the Company's business process outsourcing initiative with Accenture.

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
AND RESULTS OF OPERATIONS as of September 30, 2014
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

RESULTS OF OPERATIONS
Net income attributable to Diebold, Incorporated for the three months ended September 30, 2014 was $33,020 or $0.51 per share, an increase of $54,710 and $0.85 per share, respectively, from the same period in 2013. Total revenue for the three months ended September 30, 2014 was $768,031, an increase of $62,607 compared to the same period in 2013. Net income attributable to Diebold, Incorporated for the nine months ended September 30, 2014 was $84,461 or $1.30 per share, an increase of $224,632 and $3.50 per share, respectively, from the same period in 2013. Total revenue for the nine months ended September 30, 2014 was $2,189,781, an increase of $143,733 compared to the same period in 2013.
The first nine months of 2014 included a $13,709 pre-tax gain from the sale of the Company's Diebold Eras, Incorporated (Eras) subsidiary. Cryptera A/S (Cryptera) was acquired for a purchase price of approximately $13,000 and is included in the Europe, Middle East and Africa (EMEA) segment within the Company' s condensed consolidated financial statements from July 1, 2014, the date of acquisition.
The first nine months of 2013 included $28,000 of pre-tax losses related to the settlement of the global Foreign Corrupt Practices Act (FCPA) investigation, a $17,245 pre-tax charge related to settlement of the securities legal action and executive severance costs, including accelerated share-based compensation expense of $2,982 (pre-tax) all recognized in selling and administrative expense, partially offset by non-routine income of $2,191 related to a pre-tax gain from the sale of certain U.S. manufacturing operations to a long-time supplier recognized in gain on sale of assets, net in the condensed consolidated statements of operations. The Company also recorded a $70,000 pre-tax, non-cash goodwill impairment charge related to its Brazil segment in the third quarter of 2013 in the condensed consolidated statements of operations.
The Company's Venezuelan operations consist of a fifty-percent owned subsidiary, which is consolidated. Venezuela is measured using the U.S. dollar as its functional currency because its economy is considered highly inflationary. On March 24, 2014, the Venezuelan government announced a currency exchange mechanism, SICAD 2, which yielded an exchange rate significantly higher than the rates established through the other regulated exchange mechanisms. Management has determined that it is unlikely that the Company will be able to convert bolivars under a currency exchange other than SICAD 2. On March 31, 2014, the Company remeasured its Venezuelan balance sheet using the SICAD 2 rate of 50.86 compared to the previous official government rate of 6.30, resulting in a decrease of $6,051 to the Company’s cash balance and net losses of $12,101 that were recorded within foreign exchange gain (loss), net in the condensed consolidated statements of operations in the first quarter of 2014. In addition, as a result of the currency devaluation, the Company recorded a $4,073 lower of cost or market adjustment related to its service inventory within service cost of sales in the condensed consolidated statements of operations in the first quarter of 2014. In the future, if the Company converts bolivars at a rate other than the SICAD 2 rate, the Company may realize additional gains or losses that would be recorded in the statement of operations. The Company's Venezuelan operations represented less than one percent of the Company's total assets as of September 30, 2014 and less than one percent of net sales for both the three and nine months ended September 30, 2014. The Company does not expect its Venezuelan operations to be a significant component of its consolidated revenue or operating profit for the remainder of 2014.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of September 30, 2014
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2014		2013		2014		2013
	Dollars	% of Net sales	Dollars	% of Net sales	Dollars	% of Net sales	Dollars	% of Net sales
Net sales	$768,031	100.0	$705,424	100.0	$2,189,781	100.0	$2,046,048	100.0
Gross profit	200,583	26.1	172,805	24.5	551,511	25.2	460,235	22.5
Operating expenses	153,864	20.0	203,058	28.8	424,311	19.4	528,026	25.8
Operating profit (loss)	46,719	6.1	(30,253)	(4.3)	127,200	5.8	(67,791)	(3.3)
Net income (loss)	34,955	4.6	(20,204)	(2.9)	82,962	3.8	(137,938)	(6.7)
Net income (loss) attributable to noncontrolling interests	1,935	0.3	1,486	0.2	(1,499)	(0.1)	2,233	0.1
Net income (loss) attributable to Diebold, Incorporated	33,020	4.3	(21,690)	(3.1)	84,461	3.9	(140,171)	(6.9)

Three and Nine Months Ended September 30, 2014 Comparisons to Three and Nine Months Ended September 30, 2013

Net Sales
The following table represents information regarding our net sales:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	% Change	2014	2013	% Change
Total financial self-service	$550,366	$525,152	4.8	$1,559,771	$1,556,549	0.2
Total security	158,041	154,202	2.5	453,508	441,059	2.8
Brazil other	59,624	26,070	128.7	176,502	48,440	264.4
Total customer revenue	$768,031	$705,424	8.9	$2,189,781	$2,046,048	7.0

FSS sales in the third quarter of 2014 increased $25,214 or 4.8 percent compared to the same period of 2013, including net unfavorable currency impact of $2,941 or 0.6 percent. FSS sales in the first nine months of 2014 were flat compared to the same period of 2013, including net unfavorable currency impact of $30,617 or 2.0 percent related mainly to the Brazilian real and Indian rupee. The following results include the impact of foreign currency:

•
North America (NA) FSS sales in the third quarter of 2014 were flat compared to the prior year comparable period. FSS sales in the nine months ended September 30, 2014 compared to the same period of 2013 decreased $53,407 or 7.9 percent primarily from lower volume within the U.S. national bank business due in part to a large non-recurring project that favorably impacted 2013, partially offset by improvement between years in the U.S. regional bank space.

•
Asia Pacific (AP) FSS sales in the three and nine months ended September 30, 2014 increased $14,760 and $13,928 or 13.2 and 4.2 percent, respectively, due to growth in China. FSS sales in the first nine months of 2014 compared to the same period of 2013 also benefited from improvement in India partially offset by a decline in Indonesia due to a large order in the prior year.

•
Europe, Middle East and Africa (EMEA) FSS sales in the three and nine months ended September 30, 2014 increased $18,262 and $70,094 or 22.4 and 30.2 percent, respectively, with the primary driver being growth in Western Europe. The increase in the nine months ended September 30, 2014 and 2013 also related to higher volume in Africa.

•
Latin America (LA) FSS sales in the third quarter of 2014 were flat compared to the prior year comparable period. The nine months ended September 30, 2014 decreased $3,232 or 2.6 percent compared to the same period of 2013 because

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of September 30, 2014
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

of a decline in Venezuela resulting from the currency control policy of the Venezuelan government and a decline in Colombia partially offset by higher volume in Mexico.

•
Brazil FSS sales in the three and nine months ended September 30, 2014 decreased $8,978 and $24,160 or 14.2 and 12.7 percent, respectively, due to lower product sales volume. Brazil FSS sales in the first nine months of 2014 compared to the same period of 2013 included net unfavorable currency impact of $14,385 or 7.2 percent.

Security sales increased in the three and nine months ended September 30, 2014 compared to the same periods in 2013 due to growth in the electronic security business, which was partially offset by a decline in the physical security business. From a regional perspective, total security sales increased in the third quarter of 2014 compared to the same period of 2013 due to growth in AP and NA partially offset by a decrease in LA resulting from the electronic security business. In the first nine months of 2014, total security sales increased in relation to the prior year comparable period as growth in NA was offset in part by a decrease in LA resulting from the electronic security business.

Brazil other increased in the three and nine months ended September 30, 2014 compared to the same periods in 2013 due to lottery sales volume offset in part by a decline in election systems sales. In addition, the first nine months of 2014 were favorably impacted by deliveries of information technology (IT) equipment to the education ministry. These deliveries are not expected to recur in 2015.

Gross Profit
The following table represents information regarding our gross profit:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	% Change	2014	2013	% Change
Gross profit - services	$126,167	$115,117	9.6	$360,535	$296,505	21.6
Gross profit - products	74,416	57,688	29.0	190,976	163,730	16.6
Total gross profit	$200,583	$172,805	16.1	$551,511	$460,235	19.8

Gross margin – services	30.3%	28.4%		29.8%	24.7%
Gross margin – products	21.2%	19.2%		19.5%	19.4%
Total gross margin	26.1%	24.5%		25.2%	22.5%

The increases in service gross margin in the three and nine months ended September 30, 2014 were primarily driven by NA, which benefited from lower employee-related expense associated with restructuring initiatives implemented as part of the Company’s service transformation efforts, including the ongoing benefit from its pension freeze and voluntary early retirement program. Total service gross margin in the three and nine months ended September 30, 2014 compared to the same periods in 2013 were also favorably impacted by a higher net margin among the international regions, with the main drivers being LA and EMEA in the third quarter of 2014 while Brazil was the principal contributor in the first nine months of 2014. Service gross profit included total restructuring charges and non-routine expenses of $514 and $2,378 in the three months ended September 30, 2014 and 2013, respectively, and $1,353 and $9,815 in the nine months ended September 30, 2014 and 2013, respectively.

The increase in product gross margin for the third quarter of 2014 compared to the same period in 2013 resulted mainly from margin improvements in LA partially driven by Mexico and EMEA largely due to higher volume and product mix. Product gross margin for the first nine months of 2014 was flat compared to the prior year comparable period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of September 30, 2014
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

Operating Expenses
The following table represents information regarding our operating expenses:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	% Change	2014	2013	% Change
Selling and administrative expense	$129,938	$111,683	16.3	$371,236	$394,401	(5.9)
Research, development and engineering expense	24,466	21,957	11.4	66,173	66,404	(0.3)
Impairment of assets	—	70,000	N/M	—	70,642	N/M
Gain on sale of assets, net	(540)	(582)	N/M	(13,098)	(3,421)	N/M
Total operating expenses	$153,864	$203,058	(24.2)	$424,311	$528,026	(19.6)

The increase in selling and administrative expense in the third quarter of 2014 compared to the same period of 2013 resulted primarily from reinvestment of the Company’s savings into transformation initiatives. The decrease in selling and administrative expense in the first nine months of 2014 compared to the same period of 2013 resulted primarily from lower non-routine expenses and restructuring charges of $57,526 coupled with favorable currency impact partially offset by reinvestment of the Company’s savings into transformation initiatives.

Selling and administrative expense included non-routine expenses of $3,547 and $3,700 in the three months ended September 30, 2014 and 2013, respectively, and $6,182 and $59,699 in the nine months ended September 30, 2014 and 2013, respectively. The primary components of non-routine expenses in the three and nine months ended September 30, 2013 were additional charges of $28,000 related to the settlement of the FCPA investigation and $17,500 for the settlement of the securities legal action. Additionally, the non-routine expenses for the nine months ended September 30, 2013 included executive severance costs of $9,300. Selling and administrative expense included restructuring charges of $414 and $1,859 in the three months ended September 30, 2014 and 2013, respectively, and $5,365 and $9,374 in the nine months ended September 30, 2014 and 2013, respectively.
Research, development and engineering expense as a percent of net sales in the three and nine months ended September 30, 2014 were 3.2 percent and 3.0 percent, respectively, compared with the same periods in 2013, which were 3.1 percent and 3.2 percent, respectively. The increase in research, development and engineering costs in the third quarter of 2014 compared to the third quarter of 2013 resulted mainly from higher spend related to development efforts to support the Company's innovation in future products and services combined with the acquisition of Cryptera in the third quarter of 2014. The first nine months of 2013 included restructuring charges of $2,617.
The Company recorded a $70,000 pre-tax, non-cash goodwill impairment charge in the third quarter of 2013 due to deteriorating macro-economic outlook, structural changes to an auction-based purchasing environment and new competitors entering the market over the past several quarters, management reduced its earnings outlook for the Brazil business unit during the third quarter of 2013. As a result, the Company performed an other-than-annual assessment for its Brazil reporting unit based on a two-step impairment test and concluded that the goodwill within the Brazil reporting unit was partially impaired.
During the second quarter of 2014, the Company divested Eras, resulting in a gain on sale of assets of $13,709. During the first quarter of 2013, the Company recognized a gain on assets of $2,191 resulting from the sale of certain U.S. manufacturing operations to a long-time supplier.

Operating Profit (Loss)
The following table represents information regarding our operating profit (loss):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	% Change	2014	2013	% Change
Operating profit (loss)	$46,719	$(30,253)	(254.4)	$127,200	$(67,791)	(287.6)
Operating profit (loss) margin	6.1%	(4.3)%		5.8%	(3.3)%
The increase in operating profit for the three and nine months ended September 30, 2014 compared to the same periods in 2013 resulted from a reduction in operating expense mainly due to lower non-routine charges, an improvement in service margin and

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of September 30, 2014
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

higher product sales, offset in part by higher spend partially attributable to reinvestment of the Company’s savings into transformation strategies.

Other Income (Expense)
The following table represents information regarding our other income (expense):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	% Change	2014	2013	% Change
Investment income	$7,968	$6,695	19.0	$26,614	$21,060	26.4
Interest expense	(8,384)	(7,918)	5.9	(23,142)	(22,027)	5.1
Foreign exchange gain (loss), net	988	2,977	(66.8)	(10,373)	(1,453)	613.9
Miscellaneous, net	571	355	60.8	444	(434)	(202.3)
Other income (expense), net	$1,143	$2,109	(45.8)	$(6,457)	$(2,854)	126.2
The increase in investment income in the three and nine months ended September 30, 2014 compared with the same periods in 2013 was driven by Brazil due to leasing portfolio growth. The foreign exchange loss, net for the first nine months of 2014 and 2013 included $12,101 and $1,584, respectively, related to the devaluation of the Venezuelan currency.

Net Income (Loss)
The following table represents information regarding our net income (loss):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	% Change	2014	2013	% Change
Net income (loss)	$34,955	$(20,204)	N/M	$82,962	$(137,938)	N/M
Percent of net sales	4.6%	(2.9)%		3.8%	(6.7)%
Effective tax rate	27.0%	28.2%		31.3%	(95.3)%

The increase in net income in the three and nine months ended September 30, 2014 compared to the same periods in 2013 was driven by higher operating profit related mainly to significantly lower non-routine expense, an improvement in service margin and higher product sales. These benefits were offset in part by higher spend partially attributable to reinvestment of the Company’s savings into transformation initiatives. In addition, the third quarter of 2014 was unfavorably impacted by higher income taxes compared to the same period of 2013, whereas the first nine months of 2014 benefited from lower taxes compared to the same period in 2013.
The effective tax rate on income was 27.0 percent for the three months ended September 30, 2014 and the effective tax rate on the loss was 28.2 percent for the three months ended September 30, 2013. The third quarter 2014 rate was lower than the statutory rate because of earnings in lower-tax jurisdictions and tax benefits from discrete items recorded in the quarter. The reduced third quarter 2013 tax rate differed from the statutory rate mainly as a result of the non-deductible portion of the Company's Brazil goodwill impairment recorded during a quarter with overall losses.
The effective tax rate on income was 31.3 percent for the nine months ended September 30, 2014 and the effective tax rate on the loss was (95.3) percent for the nine months ended September 30, 2013. The tax rate for the nine months ended September 30, 2014 includes a benefit from the release of a valuation allowance against excess capital losses offset by the negative impact of tax on foreign entities not permanently reinvested and the December 31, 2013 expiration of the Federal Research and Development Tax Credit and the Look-Thru Rule for Related Controlled Foreign Corporations under Section 954(c)(6) of the Internal Revenue Code of 1986, as amended. The negative tax rate for 2013 was a result of several factors, including tax expense related to the repatriation of previously undistributed earnings and the establishment of a valuation allowance on deferred tax assets in the Company’s Brazilian manufacturing facility.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of September 30, 2014
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

Segment Revenue and Operating Profit Summary
The following tables represent information regarding our revenue and operating profit by reporting segment:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
North America:	2014	2013	% Change	2014	2013	% Change
Revenue	$361,420	$356,943	1.3	$1,024,893	$1,056,184	(3.0)
Segment operating profit	69,920	68,107	2.7	199,114	175,282	13.6
Segment operating profit margin	19.3%	19.1%		19.4%	16.6%

NA revenue increased in the third quarter of 2014 compared to the same period in 2013 due to higher electronic security sales partially offset by a decrease in the physical security business. Operating profit increased due to an improvement in service margin and higher service revenue partially offset by an increase in operating expense resulting mainly from higher commission expense and additional sales associates. The service margin increase was primarily driven by lower employee-related expense resulting from restructuring initiatives in addition to the ongoing benefit from the Company's pension freeze and voluntary early retirement program.

NA revenue decreased in the first nine months of 2014 compared to the same period in 2013 due to lower FSS sales resulting from decreased product volume in the U.S. national bank sector partially due to the beneficial impact of a large non-recurring project in the prior year. NA revenue also declined due to lower physical security sales between years offset by higher electronic security revenue. Operating profit increased despite the net sales decline due to an improvement in service margin primarily driven by lower employee-related expense resulting from restructuring initiatives in addition to the ongoing benefit from the Company's pension freeze and voluntary early retirement program.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Asia Pacific:	2014	2013	% Change	2014	2013	% Change
Revenue	$135,036	$116,102	16.3	$361,527	$346,660	4.3
Segment operating profit	20,809	16,657	24.9	50,865	46,297	9.9
Segment operating profit margin	15.4%	14.3%		14.1%	13.4%

AP revenue in the three and nine months ended September 30, 2014 included net unfavorable currency impacts of $410 and $12,398, respectively. Including the impact of foreign currency, revenue in the third quarter of 2014 compared to the same period in 2013 increased due primarily to growth in China. For the first nine months of 2014, revenue increased mainly from growth in India and China partially offset by a decrease in Indonesia because of a large order in the comparable period of 2013. Operating profit in the third quarter of 2014 compared to the same period of 2013 increased due to higher volume and improved service margin performance partially offset by a decline in product gross margin and higher operating expense. Operating profit in the first nine months of 2014 also increased from the comparable period in 2013 for these reasons with the exception of a reduction in operating expense.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Europe, Middle East and Africa:	2014	2013	% Change	2014	2013	% Change
Revenue	$99,882	$81,854	22.0	$302,337	$232,471	30.1
Segment operating profit	14,491	10,816	34.0	47,820	24,565	94.7
Segment operating profit margin	14.5%	13.2%		15.8%	10.6%

EMEA revenue in the three and nine months ended September 30, 2014 increased primarily from higher sales volume in Western Europe while the first nine months of 2014 experienced growth from increased sales in Africa. The overall volume increase contributed to the operating profit improvement in the three and nine months ended September 30, 2014 compared to the comparable prior periods in 2013, combined with a gain in product gross margin due to higher volume and product mix partially offset by

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of September 30, 2014
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

operating expense due in part to the acquisition of Cryptera. Operating profit in the first nine months of 2014 was also favorably impacted by improved service margin performance.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Latin America:	2014	2013	% Change	2014	2013	% Change
Revenue	$54,089	$56,899	(4.9)	$146,529	$161,182	(9.1)
Segment operating profit	10,673	7,773	37.3	17,273	20,327	(15.0)
Segment operating profit margin	19.7%	13.7%		11.8%	12.6%

LA revenue decreased in the third quarter of 2014 compared to the same period of 2013 due to a decline in the electronic security business. LA revenue decreased in the first nine months of 2014 compared to the same period of 2013 due to a decline in sales concentrated mainly in Colombia and Venezuela, partially offset by FSS growth in Mexico. The Venezuela decrease resulted principally from the adverse impact of currency control policy measures instituted by the Venezuelan government. Operating profit in the third quarter in 2014 compared to the same period of 2013 increased mainly due to higher total gross margin partially offset by lower service revenue primarily resulting from the Venezuelan currency devaluation. For the first nine months of 2014 compared to the first nine months of 2013, operating profit was negatively impacted by lower total revenue as well as higher operating expense partially offset by an increase in product gross margin. Service margin was flat year over year despite a lower of cost or market adjustment of $4,073 in the first nine months of 2014 as a result of the Venezuelan currency devaluation.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Brazil:	2014	2013	% Change	2014	2013	% Change
Revenue	$117,604	$93,626	25.6	$354,495	$249,551	42.1
Segment operating profit	7,960	7,299	9.1	21,606	5,765	274.8
Segment operating profit margin	6.8%	7.8%		6.1%	2.3%

Brazil revenue increased in the third quarter of 2014 compared to the same period of 2013 due to lottery sales volume partially offset by a decline in FSS revenue and election systems sales. Brazil revenue increased in the first nine months of 2014 compared to same period of 2013, including a net unfavorable currency impact of $17,203. The constant currency revenue improvement related to lottery sales volume and deliveries of IT equipment to the education ministry in the first quarter of 2014 partially offset by a decrease in elections systems sales and FSS volume. Operating profit increased in the three and nine months ended September 30, 2014 compared to the same periods in 2013 as a result of the higher product sales volume offset by an increase in operating expenses mainly due to higher employee-related expense and consulting fees. Operating profit in the first nine months also benefited from service margin improvement related to cost savings initiatives.

Refer to note 18 to the condensed consolidated financial statements for further details of segment revenue and operating profit.

LIQUIDITY AND CAPITAL RESOURCES

Capital resources are obtained from income retained in the business, borrowings under the Company’s senior notes, committed and uncommitted credit facilities, long-term industrial revenue bonds and operating and capital leasing arrangements. Management expects that the Company’s capital resources will be sufficient to finance planned working capital needs, research and development activities, investments in facilities or equipment, pension contributions, the payment of dividends on the Company’s common shares and any repurchases of the Company’s common shares for at least the next 12 months. As of September 30, 2014, $370,900 or 99.1 percent of the Company's cash and cash equivalents and short-term investments reside in international tax jurisdictions. Repatriation of these funds could be negatively impacted by potential payments for foreign and domestic taxes. The Company has $134,383 that is available for repatriation with no additional tax expense as the Company has already provided for such taxes. Part of the Company’s growth strategy is to pursue strategic acquisitions. The Company has made acquisitions in the past and intends to make acquisitions in the future. The Company intends to finance any future acquisitions with either cash and short-term investments, cash provided from operations, borrowings under available credit facilities, proceeds from debt or equity offerings and/or the issuance of common shares.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of September 30, 2014
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

The Company's global liquidity as of September 30, 2014 and December 31, 2013 was as follows:

	September 30, 2014	December 31, 2013
Cash and cash equivalents	$240,433	$230,709
Additional cash availability from:
Short-term uncommitted lines of credit	41,337	63,747
Five-year credit facility	204,987	261,000
Short-term investments	133,800	242,988
Total global liquidity	$620,557	$798,444
The following table summarizes the results of our condensed consolidated statement of cash flows for the nine months ended September 30:

Net cash flow (used in) provided by:	2014	2013
Operating activities	$(110,735)	$(59,042)
Investing activities	64,986	13,694
Financing activities	69,427	(117,409)
Effect of exchange rate changes on cash and cash equivalents	(13,954)	(114)
Net decrease in cash and cash equivalents	$9,724	$(162,871)
Net cash used in operating activities was $110,735 for the nine months ended September 30, 2014, an increase of $51,693 from $59,042 for the same period in 2013. Cash flows from operating activities are generated primarily from operating income and managing the components of working capital. Cash flows from operating activities during the nine months ended September 30, 2014, compared to the same period of 2013, were positively impacted by a $220,900 increase in net income. Cash flows from operating activities are also impacted by changes in the components of our working capital, which vary based on normal activities with our customers and vendors. As compared to the nine months ended September 30, 2013, cash flow during the corresponding period in 2014 was adversely impacted by an increase in our trade receivables of $122,921, which results, in part to growth in our revenue. Trade receivables as of December 31, 2013, were down $41,134 compared to December 31, 2012, as a result of strong cash collections in the fourth quarter of 2013. The cash flow effect of the change in inventories corresponds with the change in accounts payable. This change is a result of our investment in inventory to support planned customer demand. The cash flow impact associated with deferred revenue largely represents prepayments received on service contracts and product sales. Finance lease receivables increased in the nine months ended September 30, 2014 primarily due to increases in customer financing arrangements mostly in Brazil.
Net cash provided by investing activities was $64,986 for the nine months ended September 30, 2014 compared to net cash used in investing activities of $13,694 for the same period in 2013. The $51,292 change was mostly related to a $67,547 increase in net investment activity primarily in Brazil to fund our finance leasing arrangement with the Brazilian education ministry, an increase of $13,327 in proceeds from the sale of assets primarily related to the sale of Eras in the second quarter of 2014 and a decrease of $11,749 relating to cash payments for the Cryptera acquisition.
Net cash provided by financing activities was $69,427 for the nine months ended September 30, 2014 compared to net cash used in investing activities of $117,409 for the same period in 2013. The change was primarily due to a $177,453 change in debt repayments and borrowings year over year and $4,176 in issuances of common shares related to share-based compensation activity.
Effect of exchange rate changes on cash and cash equivalents was negatively impacted by $6,051 related to the currency devaluation in Venezuela for the nine months ended September 30, 2014.
As of September 30, 2014, the Company had various international short-term uncommitted lines of credit with borrowing limits of $124,096. The weighted-average interest rate on outstanding borrowings on the short-term uncommitted lines of credit as of September 30, 2014 and December 31, 2013 was 2.91 percent and 3.24 percent, respectively. The decrease in the weighted-average interest rate is attributable to the change in mix of borrowings in foreign entities. Short-term uncommitted lines mature in less than one year. The amount available under the short-term uncommitted lines at September 30, 2014 was $41,337.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of September 30, 2014
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

In August 2014, the Company amended and extended its credit facility. As of September 30, 2014, the Company has increased its borrowing limits under its new credit facility from $500,000 to $520,000. The amended and extended credit facility expires in August 2019 and did not change any of the covenants related to the previous agreement. Under the terms of the amended and extended credit facility, the Company has the ability, subject to various approvals, to increase the borrowing limits by $250,000. Up to $50,000 of the revolving credit facility is available under a swing line sub-facility. The weighted-average interest rate on outstanding credit facility borrowings as of September 30, 2014 and December 31, 2013 was 1.48 percent and 1.36 percent, respectively, which is variable based on the London Interbank Offered Rate (LIBOR). The amount available under the credit facility as of September 30, 2014 was $204,987.

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
In 1997, industrial development revenue bonds were issued on behalf of the Company. The proceeds from the bond issuances were used to construct new manufacturing facilities in the United States. The Company guaranteed the payments of principal and interest on the bonds by obtaining letters of credit. The bonds were issued with a 20-year original term and are scheduled to mature in 2017. Each industrial development revenue bond carries a variable interest rate, which is reset weekly by the remarketing agents. The weighted-average interest rate on the bonds was 0.28 percent and 0.36 percent as of September 30, 2014 and December 31, 2013, respectively.
The Company’s financing agreements contain various restrictive financial covenants, including net debt to capitalization and net interest coverage ratios. As of September 30, 2014, the Company was in compliance with the financial and other covenants in its debt agreements.
Dividends The Company paid dividends of $56,193 and $55,469 in the nine months ended September 30, 2014 and 2013, respectively. Quarterly dividends were $0.2875 per share for both periods.
Contractual Obligations In the first nine months of 2014, the Company entered into purchase commitments due within one year for materials through contract manufacturing agreements for a total negotiated price. As of September 30, 2014, these additional contracts have remaining obligations of $764.
Except for the contract manufacturing agreements noted above, all contractual cash obligations with initial and remaining terms in excess of one year and contingent liabilities remained generally unchanged at September 30, 2014 compared to December 31, 2013.
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
AND RESULTS OF OPERATIONS as of September 30, 2014
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
Management believes there have been no significant changes during the nine months ended September 30, 2014 to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

•
unanticipated litigation, claims or assessments, as well as the outcome/impact of any current/pending litigation, claims or assessments, including with respect to the Company's Brazil tax dispute or Thailand customs disputes;

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

•	the amount and timing of repurchases of the Company's common shares, if any; and
the Company's ability to achieve benefits from its cost-reduction initiatives and other strategic changes, including its multi-year realignment plan and other restructuring actions, as well as its business process outsourcing initiative.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2014

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company's Venezuelan operations consist of a fifty-percent owned subsidiary, which is consolidated. Venezuela is measured using the U.S. dollar as its functional currency because its economy is considered highly inflationary. On March 24, 2014, the Venezuelan government announced a currency exchange mechanism, SICAD 2, which yielded an exchange rate significantly higher than the rates established through the other regulated exchange mechanisms. Management has determined that it is unlikely that the Company will be able to convert bolivars under a currency exchange other than SICAD 2. On March 31, 2014, the Company remeasured its Venezuelan balance sheet using the SICAD 2 rate of 50.86 compared to the previous official government rate of 6.3, resulting in a decrease of $6,051 to the Company’s cash balance and net losses of $12,101 that were recorded within foreign exchange gain (loss), net in the condensed consolidated statements of operations in the first quarter of 2014. In addition, as a result of the currency devaluation, the Company recorded a $4,073 lower of cost or market adjustment related to its service inventory within service cost of sales in the condensed consolidated statements of operations in the first quarter of 2014. In the future, if the Company converts bolivars at a rate other than the SICAD 2 rate, the Company may realize additional gains or losses that would be recorded in the statements of operations. The Company's Venezuelan operations represented less than one percent of the Company's total assets as of September 30, 2014 and less than one percent of net sales for both the three and nine months ended September 30, 2014. The Company does not expect its Venezuelan operations to be a significant component of its consolidated revenue or operating profit for the remainder of 2014.
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

In connection with the preparation of this Quarterly Report, management, under the supervision and with the participation of the CEO and CFO, conducted an evaluation of disclosure controls and procedures. Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2014 due to the material weakness described below.

A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness in our internal control over financial reporting as of September 30, 2014:

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

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2014

As previously reported under “Item 4 - Controls and Procedures” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, management concluded that our internal control over financial reporting was not effective based on the material weakness related to controls over Brazil indirect taxes and communication. Management believes it has remediated this material weakness since the filing of that report.

Controls over Brazil Indirect Taxes and Communication: As of September 30, 2014, the Company’s management believes that there is sufficient support to conclude that the previously reported material weakness related to internal controls over Brazil indirect taxes and communication has been remediated. During 2014, management completed remediation efforts to: 1) enhance the design and operating effectiveness of control procedures pertaining to manufacturing and supply chain processes relating to indirect tax incentives in its Brazilian subsidiary; 2) redefine and strengthen the roles and responsibilities within its Brazilian subsidiary, including the reporting structure, with respect to the indirect tax compliance program including hiring an Administrative Director who is responsible for managing indirect tax compliance; and 3) formalize and strengthen communication by operational management to regional and corporate management.

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
During the quarter ended March 31, 2014, the Company began the implementation of its plan to identify and correct the issues within its reconciliation process. This process continued during the third quarter of 2014. The Company has focused its policies and procedures to reinforce the discipline and operating effectiveness of the Indian enterprise resource planning system. Additionally, cross-functional training has taken place to reinforce the necessary process discipline and enhanced policies and procedures are being developed.

There is no assurance that these efforts will remediate the material weakness and that additional remediation efforts might not be necessary. At this time, the Company anticipates the remediation efforts related to the material weakness will be fully implemented by the end of 2014.

During the quarter ended September 30, 2014, there were no changes, other than the above remediation efforts, to the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2014

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS
(dollars in thousands)
At September 30, 2014, the Company was a party to several lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the Company's financial position or results of operations. In addition, the Company has indemnification obligations with certain former employees and costs associated with these indemnifications are expensed as incurred. In management's opinion, the Company's condensed consolidated financial statements would not be materially affected by the outcome of those legal proceedings, commitments or asserted claims.
In addition to the routine legal proceedings noted above, the Company was a party to the legal proceedings described below at September 30, 2014:
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

In response to an order by the administrative court, the tax inspector provided further analysis with respect to the initial assessment in December 2013, which has now been accepted by the initial administrative court, that indicates a potential exposure that is significantly lower than the initial tax assessment received in August 2012. However, this matter remains subject to ongoing administrative proceedings and appeals. Accordingly, the Company cannot provide any assurance that its exposure pursuant to the initial assessment will be lowered significantly or at all. The Company continues to defend itself in the administrative proceedings.

In connection with the Brazilian indirect tax assessment, in May 2013, the U.S. Securities and Exchange Commission (SEC)requested that the Company retain certain documents and produce certain records relating to the assessment, to which the Company complied. However, in September 2014, the Company was notified by the SEC that it had closed its inquiry relating to the assessment.

In addition, the Company is challenging a customs ruling in Thailand seeking to retroactively collect customs duties on previous imports of Automated Teller Machines (ATM). Management believes that the customs authority’s attempt to retroactively assess customs duties is in contravention of World Trade Organization agreements and, accordingly, is challenging the ruling. In July 2014, the Central Tax Court in Thailand dismissed the Company’s complaint; however, the Company will be appealing this decision, and management continues to believe that the Company has a valid legal position for supporting its challenge. Accordingly, the Company has not accrued any amount for this contingency; however, the Company cannot provide any assurance that it will not ultimately be subject to a retroactive assessment.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2014

ITEM 1A: RISK FACTORS
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. There has been no material change to this information since December 31, 2013.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Information concerning the Company’s share repurchases made during the third quarter of 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
July	7,013	$33.23	—	2,426,177
August	370	$39.49	—	2,426,177
September	1,012	$40.34	—	2,426,177
Total	8,395	$34.37	—

(1)	All shares were surrendered or deemed surrendered to the Company in connection with the Company’s share-based compensation plans.

(2)
The total number of shares repurchased as part of the publicly announced share repurchase plan since its inception was 13,450,772 as of September 30, 2014. The plan was approved by the Board of Directors in 1997. The Company may purchase shares from time to time in open market purchases or privately negotiated transactions. The Company may make all or part of the purchases pursuant to accelerated share repurchases or Rule 10b5-1 plans. The plan has no expiration date. The following table provides a summary of Board of Directors approvals to repurchase the Company’s outstanding common shares:

Total Number of Shares Approved for Repurchase
1997	2,000,000
2004	2,000,000
2005	6,000,000
2007	2,000,000
2011	1,876,949
2012	2,000,000
15,876,949

ITEM 3: DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4: MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5: OTHER INFORMATION
None.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2014

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

10.1	First Amendment to Credit Agreement and Guaranty – incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 2, 2014 (Commission File No. 1-4879)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2014

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIEBOLD, INCORPORATED

Date: October 30, 2014	By:	/s/ Andreas W. Mattes
Andreas W. Mattes
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 30, 2014	By:	/s/ Christopher A. Chapman
Christopher A. Chapman
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2014

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

10.1	First Amendment to Credit Agreement and Guaranty – incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 2, 2014 (Commission File No. 1-4879)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document