Form 10-K
period 2014-12-31
DIEBOLD INC
filed 2015-02-17
CIK 28823

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 1-4879
Diebold, Incorporated
(Exact name of registrant as specified in its charter)

Ohio	34-0183970
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5995 Mayfair Road, P.O. Box 3077, North Canton, Ohio	44720-8077
(Address of principal executive offices)	(Zip Code)
Registrants telephone number, including area code (330) 490-4000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares $1.25 Par Value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

Approximate aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2014, based upon the closing price on the New York Stock Exchange on June 30, 2014, was $2,590,607,889.

Number of shares of common stock outstanding as of February 12, 2015 was 64,706,667.

DOCUMENTS INCORPORATED BY REFERENCE
Listed hereunder are the documents, portions of which are incorporated by reference, and the parts of this Form 10-K into which such portions are incorporated:
Diebold, Incorporated Proxy Statement for 2015 Annual Meeting of Shareholders to be held on or about April 23, 2015, portions of which are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1: BUSINESS
(dollars in thousands)

GENERAL
Diebold, Incorporated (collectively with its subsidiaries, the Company) was incorporated under the laws of the state of Ohio in August 1876, succeeding a proprietorship established in 1859.

The Company is a global leader in providing financial self-service (FSS) delivery, integrated services and software, and security systems to primarily the financial, commercial, retail and other markets. Founded in 1859, the Company currently has approximately 16,000 employees with business in more than 90 countries worldwide. The Company unveiled its multi-year turnaround strategy, Diebold 2.0, at the Investment Community Conference in November 2013. The objective of Diebold 2.0 is to transform the Company into a world-class, services-led and software enabled company, supported by innovative hardware, that automates the way people connect with their money. The turnaround strategy will follow a “Crawl, Walk, Run” approach, which includes stabilizing the core business operations in the “Crawl” phase and building the foundation for future growth in the “Walk” and “Run” phases. The company is nearing the completion of the “Crawl” phase and expects to transition to “Walk” in the second half of 2015. Four core pillars provide the Company a clear path toward reaching this multi-year objective:

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
The Company sees opportunities to leverage its capabilities in services, software and innovation to meet the needs of its rapidly evolving markets. The Company has sharpened its focus on executing its core strategies in FSS and electronic security. This includes making the appropriate investments to deliver growth within these areas, especially in research, development and engineering. In addition, the Company remains committed to a disciplined risk assessment process, focused on proactively identifying and mitigating potential risks to the Company's continued success.

SERVICE AND PRODUCT SOLUTIONS
The Company has two core lines of business: FSS and Security Solutions, which the Company integrates based on its customers’ needs. Financial information for the service and product solutions can be found in note 20 to the consolidated financial statements, which is contained in Item 8 of this annual report on Form 10-K.

Financial Self-Service
One popular example of a self-service solution is the automated teller machine (ATM). The Company offers an integrated line of self-service technologies and services, including comprehensive ATM outsourcing, ATM security, deposit automation, recycling and payment terminals and software. The Company also offers advanced functionality terminals capable of supporting two-way video technology to support bank branch automation. The Company is a leading global supplier of ATMs and related services and holds the leading market position in many countries around the world.

Self-Service Support and Managed Services
From analysis and consulting to monitoring and repair, the Company provides value and support to its customers every step of the way. Services include installation and ongoing maintenance of our products, OpteView® remote services, availability management, branch automation and distribution channel consulting. Additionally, service revenue includes services and parts the Company provides on a billed-work basis that are not covered by warranty or service contract. The Company also provides outsourced and managed services including remote monitoring, troubleshooting for self-service customers, transaction processing, currency management, maintenance services and full support via person-to-person or online communication.

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

Managed Services
The Company provides end-to-end managed services, which includes outsourcing solutions, with a single point of contact to help customers maximize their self-service channel by incorporating new technology, meeting compliance and regulatory mandates, protecting their institutions and reducing costs, all while ensuring a high level of service for their customers. Each unique solution may include hardware, services, software or a combination of these components. The Company provides value to its customers by offering a comprehensive array of hardware-agnostic managed services and support. The Company’s service organization provides strategic analysis and planning of new systems, systems integration, architectural engineering, consulting and project management that encompass all facets of a successful FSS implementation. The Company also provides design, installation, maintenance and monitoring of electronic security systems to financial, commercial, retail and other customers.

Brazil Other
The Company offers election, lottery and information technology solutions to the government in Brazil. The Company provides elections and lottery equipment, personal computer equipment, networking, tabulation and diagnostic software development, training, support and maintenance.

OPERATIONS
The principal raw materials used by the Company in its manufacturing operations are steel, plastics, and electronic parts and components, which are purchased from various major suppliers. These materials and components are generally available in ample quantities.

The Company’s operating results and the amount and timing of revenue are affected by numerous factors including production schedules, customer priorities, sales volume and sales mix. During the past several years, the Company has changed the focus of its self-service business to that of a total solutions provider.

The Company carries working capital mainly related to trade receivables and inventories. Inventories generally are only manufactured or purchased as orders are received from customers. The Company’s normal and customary payment terms generally range from 30 to 90 days from date of invoice. The Company generally does not offer extended payment terms. The Company also provides financing arrangements to customers that are largely classified and accounted for as sales-type leases. As of December 31, 2014, the Company’s net investment in finance lease receivables was $158,302.

SEGMENTS AND FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
The Company’s operations are comprised of five geographic segments: North America (NA), Asia Pacific (AP), Europe, Middle East and Africa (EMEA), Latin America (LA) and Brazil. The five geographic segments sell and service FSS and security systems around the globe, as well as elections, lottery and information technology solutions in Brazil, through wholly-owned subsidiaries, joint ventures and independent distributors in most major countries.

Sales to customers outside the United States in relation to total consolidated net sales were $1,712,723 or 56.1 percent in 2014, $1,493,386 or 52.3 percent in 2013 and $1,458,019 or 48.7 percent in 2012.

Property, plant and equipment, at cost, located in the United States totaled $445,683, $413,315 and $468,575 as of December 31, 2014, 2013 and 2012, respectively, and property, plant and equipment, at cost, located outside the United States totaled $167,211, $185,779 and $193,335 as of December 31, 2014, 2013 and 2012, respectively.

In January 2015, the Company announced the realignment of its Brazil and LA businesses to drive greater efficiency and further improve customer service. Beginning with the first quarter of 2015, the Company will report combined results from its LA and Brazil operations under one single reportable operating segment and reclassify comparative periods for consistency.

Additional financial information regarding the Company’s international operations is included in note 20 to the consolidated financial statements, which is contained in Item 8 of this annual report on Form 10-K. The Company’s non-U.S. operations are subject to normal international business risks not generally applicable to domestic business. These risks include currency fluctuation, new and different legal and regulatory requirements in local jurisdictions, political and economic changes and disruptions, tariffs or other barriers, potentially adverse tax consequences and difficulties in staffing and managing foreign operations.

PRODUCT BACKLOG
The Company's product backlog was approximately $704,259 and $725,811 as of December 31, 2014 and 2013, respectively. The backlog includes orders estimated or projected to be shipped or installed within 12 months. Although the Company believes the orders included in the backlog are firm, some orders may be canceled by customers without penalty, and the Company may elect to permit cancellation of orders without penalty where management believes it is in the Company's best interests to do so. Historically, the Company has not experienced significant cancellations within its product backlog. Additionally, over 50 percent of the Company's revenues are derived from its service business, for which backlog information is not measured. Therefore, the Company does not believe that its product backlog, as of any particular date, is necessarily indicative of revenues for any future period.

COMPETITION
As described in more detail below, the Company participates in many highly competitive high tech businesses in the hardware, software and services space, with a mixture of local, regional and/or global competitors in our markets. In addition, the competitive environment for these types of solutions is evolving as the Company’s customers are transforming their businesses utilizing innovative technology. Therefore, the Company’s product and service solutions must also provide cutting-edge capabilities to meet the customers emerging needs and compete with new innovators. The Company distinguishes itself by providing unique value with a wide range of innovative solutions to meet customers' needs.

The Company believes, based upon outside independent industry surveys, that it is a leading service provider for and manufacturer of FSS systems in the United States and internationally. The Company maintains a global service infrastructure that allows it to provide unparalleled services and support to satisfy its customers' needs. Many of the Company’s customers are beginning to transform their branches, or are planning to do so, to improve the customer experience through the utilization of mobile solutions and other client-facing technologies. As the trend towards branch automation continues to build more momentum, the traditional lines of “behind the counter” and “in front of the counter” are starting to blur, which is allowing for more entrants into the market. As customer requirements evolve, separate markets will converge to fulfill new customer demand. The Company expects that this will increase the complexity and competitive nature of the business.

The Company’s competitors in the FSS market segment include global and multi-regional manufacturers and service providers of FSS systems, such as Nautilus Hyosung, NCR, Wincor-Nixdorf, GRG Banking Equipment, Glory Global Solutions, Oki Data and Triton Systems to a number of primarily local and regional manufacturers and service providers including, but not limited to, Fujitsu and Hitachi-Omron in AP; Hantle/GenMega in NA; KEBA in EMEA; and Perto in LA. In addition, the Company faces competition in many markets from numerous independent ATM deployers.

In the self-service software market, the Company, in addition to the key hardware players highlighted above, competes with several smaller, niche software companies like KAL and Phoenix Interactive. In the managed services and outsourcing solutions market, apart from its traditional FSS competitors, the Company competes with a number of large technology competitors such as Fiserv, IBM and HP.

In the security service and product markets, the Company competes with national, regional and local security companies. Of these competitors, some compete in only one or two product lines, while others sell a broad spectrum of security services and products. The unavailability of comparative sales information and the large variety of individual services and products make it difficult to give reasonable estimates of the Company's competitive ranking in or share of the security market within the financial services, commercial, retail and government sectors. However, the Company is a very well positioned security service and solution provider to global, national, regional and local financial, commercial and industrial customers. The Company also has a strong position in NA and in global markets as a premier security service provider that offers a full portfolio of security monitoring and managed services, as well as a full spectrum of systems integration and enterprise level capabilities.

The Company provides elections systems, product solutions and support to the Brazilian government. Competition in this market segment is based upon technology pre-qualification demonstrations to the Brazilian government.

RESEARCH, DEVELOPMENT AND ENGINEERING
Customer demand for FSS and security technologies is growing. In order to meet this demand, the Company is focused on delivering innovation to its customers by continuing to invest in technology solutions that enable customers to reduce costs and improve efficiency. Expenditures for research, development and engineering initiatives were $93,617, $92,315 and $85,881 in 2014, 2013 and 2012, respectively. Over the past twelve months, the Company announced a number of new innovative solutions, such as the responsive banking concept, the ActivEdge™ secure card reader and the world’s greenest ATM, as well as launched a new ATM product platform.

PATENTS, TRADEMARKS, LICENSES
The Company owns patents, trademarks and licenses relating to certain products in the United States and internationally. While the Company regards these as items of importance, it does not deem its business as a whole, or any industry segment, to be materially dependent upon any one item or group of items.

ENVIRONMENTAL
Compliance with federal, state and local environmental protection laws during 2014 had no material effect upon the Company’s business, financial condition or results of operations.

EMPLOYEES
At December 31, 2014, the Company employed approximately 16,000 associates globally. The Company’s service staff is one of the financial industry’s largest, with professionals in more than 600 locations and businesses in more than 90 countries worldwide.

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

If any of these factors occur, the demand for and supply of our services and products could suffer, and which could adversely affect our results of operations.

Increased energy and raw material costs could reduce our income.
Energy prices, particularly petroleum prices, are cost drivers for our business. In recent years, the price of petroleum has been highly volatile, particularly due to the unstable political conditions in the Middle East and increasing international demand from emerging markets. Price increases in fuel and electricity costs, such as those increases that may occur from climate change legislation or other environmental mandates, may continue to increase our cost of operations. Any increase in the costs of energy would also increase our transportation costs.

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

In particular, continuing economic difficulties in the global markets have led to an economic recession in many of the markets in which we operate. As a result of these difficulties and other factors, including new or increased regulatory burdens, financial institutions have failed and may continue to fail, resulting in a loss of current or potential customers, or deferred or canceled orders, including orders previously placed. Any customer deferrals or cancellations could materially affect our sales and operating results.

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
We have launched a number of cost-cutting initiatives, including as part of Diebold 2.0 and other restructuring initiatives, to improve operating efficiencies and reduce operating costs. Although we have achieved a substantial amount of annual cost savings associated with these cost-cutting initiatives, we may be unable to sustain the cost savings that we have achieved. In addition, if we are unable to achieve, or have any unexpected delays in achieving, additional cost savings, our results of operations and cash flow may be adversely affected. Even if we meet our goals as a result of these initiatives, we may not receive the expected financial benefits of these initiatives.

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
We are subject to income taxes in both the United States and various non-U.S. jurisdictions, and our domestic and international tax liabilities are dependent upon the distribution of income among these different jurisdictions. If we change our intention to repatriate cash and cash equivalents and short-term investments residing in international tax jurisdictions, there could be further negative impact on foreign and domestic taxes. Our tax expense includes estimates of additional tax that may be incurred for tax exposures and reflects various estimates and assumptions, including assessments of future earnings of the Company that could affect the valuation of our net deferred tax assets. Our future results could be adversely affected by changes in the effective tax rate as a result of a change in the mix of earnings in countries with differing statutory tax rates, changes in the overall profitability of the Company, changes in tax legislation, changes in the valuation of deferred tax assets and liabilities, the results of audits and examinations of previously filed tax returns and continuing assessments of our income tax exposures.

Additionally, our future results could be adversely affected by the results of indirect tax audits and examinations, and continuing assessments of our indirect tax exposures. For example, in August 2012, one of our Brazilian subsidiaries was notified of a tax assessment of approximately R$270,000, including penalties and interest, regarding certain Brazilian federal indirect taxes for 2008 and 2009. The assessment alleges improper importation of certain components into the country's free trade zone that would nullify certain indirect tax incentives. Although we received a favorable administrative level decision, the matter remains subject to ongoing administrative proceedings and appeals that could negatively impact the recent administrative level decision, and could also negatively impact Brazilian federal indirect taxes in other years that remain open under statute. It is reasonably possible that we could be required to pay taxes, penalties and interest related to this matter or other open years, which could be material to our consolidated financial statements.

In international markets, we compete with local service providers that may have competitive advantages.
In a number of international markets, especially those in AP and LA, we face substantial competition from local service providers that offer competing services and products. Some of these companies may have a dominant market share in their territories and may be owned by local stakeholders. This could give them a competitive advantage. Local providers of competing services and products may also have a substantial advantage in attracting customers in their country due to more established branding in that country, greater knowledge with respect to the tastes and preferences of customers residing in that country and/or their focus on a single market. As a U.S. based multi-national corporation, we must ensure our compliance with both U.S. and foreign regulatory requirements.

Because our operations are conducted worldwide, they are affected by risks of doing business abroad.
We generate a significant percentage of revenue from operations conducted outside the United States. Revenue from international operations amounted to approximately 56.1 percent in 2014, 52.3 percent in 2013 and 48.7 percent in 2012 of total revenue during these respective years.

Accordingly, international operations are subject to the risks of doing business abroad, including, among other things, the following:

•	fluctuations in currency exchange rates, particularly in China (renminbi), Brazil (real) and EMEA (euro);

•	transportation delays and interruptions;

•	political and economic instability and disruptions;

•	the failure of foreign governments to abide by international agreements and treaties;

•	restrictions on the transfer of funds;

•	the imposition of duties and tariffs;

•	import and export controls;

•	changes in governmental policies and regulatory environments;

•	ensuring our compliance with U.S. laws and regulations, including the Foreign Corrupt Practices Act (FCPA);

•	labor unrest and current and changing regulatory environments;

•	the uncertainty of product acceptance by different cultures;

•	the risks of divergent business expectations or cultural incompatibility inherent in establishing joint ventures with foreign partners;

•	difficulties in staffing and managing multi-national operations;

•	limitations on the ability to enforce legal rights and remedies;

•	reduced protection for intellectual property rights in some countries; and

•	potentially adverse tax consequences, including repatriation of profits.

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

Our employees and agents are required to comply with these laws. We operate in many parts of the world that have experienced governmental and commercial corruption to some degree, and strict compliance with anti-bribery laws may conflict with local customs and practices. Foreign companies, including some that may compete with us, may not be subject to the FCPA and may follow local customs and practices. Accordingly, such companies may be more likely to engage in activities prohibited by the FCPA, which could have a significant adverse impact on our ability to compete for business in such countries.

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

In addition, our business opportunities in select geographies have been or may be adversely affected by the settlement of previously-disclosed FCPA matter with the U.S. government in late 2013. Some countries in which we do business may also initiate their own reviews and impose penalties, including prohibition of our participating in or curtailment of business operations in those jurisdictions. We could also face third-party claims in connection with this matter or as a result of the outcome of the current or any future government reviews. Our disclosure, internal review and any current or future governmental review of this matter could, individually or in the aggregate, have a material adverse effect on our reputation and our ability to obtain new business or retain existing business from our current clients and potential clients, to attract and retain employees and to access the capital markets.

We may expand operations into international markets in which we may have limited experience or rely on business partners.
We continually look to expand our services and products into international markets. We have currently developed, through joint ventures, strategic investments, subsidiaries and branch offices, service and product offerings in more than 90 countries outside of the United States. As we expand into new international markets, we will have only limited experience in marketing and operating services and products in such markets. In other instances, we may rely on the efforts and abilities of foreign business partners in such markets. Certain international markets may be slower than domestic markets in adopting our services and products, and our operations in international markets may not develop at a rate that supports our level of investment. Further, violations of laws by our foreign business partners, or allegations of such violations, could disrupt our business and result in financial penalties and other consequences that may have a material adverse effect on our business, financial condition or results of operations.

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

We evaluate and enter into these types of transactions on an ongoing basis. We may not fully realize all of the anticipated benefits of any transaction, and the time frame for achieving benefits of a transaction may depend partially upon the actions of employees, suppliers or other third parties. In addition, the pricing and other terms of our contracts for these transactions require us to make estimates and assumptions at the time we enter into these contracts, and, during the course of our due diligence, we may not identify all of the factors necessary to estimate costs accurately. Any increased or unexpected costs, unanticipated delays or failure to achieve contractual obligations could make these agreements less profitable or unprofitable.

Managing these types of transactions requires varying levels of management resources, which may divert our attention from other business operations. These transactions could result in significant costs and expenses and charges to earnings, including those related to severance pay, early retirement costs, employee benefit costs, asset impairment charges, charges from the elimination of duplicative facilities and contracts, in-process research and development charges, inventory adjustments, assumed litigation regulatory compliance and other liabilities, legal, accounting and financial advisory fees and required payments to executive officers and key employees under retention plans. Moreover, we could incur additional depreciation and amortization expense over the useful lives of certain assets acquired in connection with these transactions, and, to the extent that the value of goodwill or intangible assets with indefinite lives acquired in connection with a transaction becomes impaired, we may be required to incur additional material charges relating to the impairment of those assets. In order to complete an acquisition, we may issue common stock, potentially creating dilution for existing shareholders, or borrow funds, which could affect our financial condition and potentially our credit ratings. Any prior or future downgrades in our credit rating associated with a transaction could adversely affect our ability to borrow and result in more restrictive borrowing terms. In addition, our effective tax rate on an ongoing basis is uncertain, and such transactions could impact our effective tax rate. We also may experience risks relating to the challenges and costs of closing a transaction and the risk that an announced transaction may not close. As a result, any completed, pending or future transactions may contribute to financial results that differ from the investment community’s expectations.

We have a significant amount of long-term assets, including goodwill and other intangible assets, and any future impairment charges could adversely impact our results of operations.
We review long-lived assets, including property, plant and equipment and identifiable amortizing intangible assets, for impairment whenever changes in circumstances or events may indicate that the carrying amounts are not recoverable. If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference. Factors which may cause an impairment of long-lived assets include significant changes in the manner of use of these assets, negative industry or market trends, a significant underperformance relative to historical or projected future operating results, or a likely sale or disposal of the asset before the end of its estimated useful life.

As of December 31, 2014, we had $171,974 of goodwill. We assess all existing goodwill at least annually for impairment on a reporting unit basis. The Company’s five reporting units are defined as Domestic and Canada, Brazil, LA, AP and EMEA. The techniques used in our qualitative and quantitative assessment and goodwill impairment tests incorporate a number of estimates and assumptions that are subject to change; although we believe these estimates and assumptions are reasonable and reflect market conditions forecast at the assessment date. Any changes to these assumptions and estimates due to market conditions or otherwise may lead to an outcome where impairment charges would be required in future periods.

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

We may not be able to generate sufficient cash flows to fund our operations and make adequate capital investments, or to pay dividends.
Our cash flows from operations depend primarily on sales and service margins. To develop new service and product technologies, support future growth, achieve operating efficiencies and maintain service and product quality, we must make significant capital investments in manufacturing technology, facilities and capital equipment, research and development, and service and product technology. In addition to cash provided from operations, we have from time to time utilized external sources of financing. Despite our Diebold 2.0 strategy, depending upon general market conditions or other factors, we may not be able to generate sufficient cash flows to fund our operations and make adequate capital investments, or to continue to pay dividends, either in whole or in part. In addition, any tightening of the credit markets may limit our ability to obtain alternative sources of cash to fund our operations.

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
New laws or regulations, or changes in existing laws or regulations or the manner of their interpretation or enforcement, could increase our cost of doing business and restrict our ability to operate our business or execute our strategies. This includes, among other things, the possible taxation under U.S. law of certain income from foreign operations, compliance costs and enforcement under the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), and costs associated with complying with the Patient Protection and Affordable Care Act of 2010 and the regulations promulgated thereunder. For example, under Section 1502 of the Dodd-Frank Act, the SEC has adopted additional disclosure requirements related to the source of certain “conflict minerals” for issuers for which such “conflict minerals” are necessary to the functionality or product manufactured, or contracted to be manufactured, by that issuer. The metals covered by the rules include tin, tantalum, tungsten and gold, commonly referred to as “3TG.” Our suppliers may use some or all of these materials in their production processes. The SEC's rules require us to perform supply chain due diligence on every member of our supply chain, including the mine owner and operator. Global supply chains can have multiple layers, thus the costs of complying with these requirements could be substantial. These requirements may also reduce the number of suppliers who provide conflict free metals, and may affect our ability to obtain products in sufficient quantities or at competitive prices. Compliance costs and the unavailability of raw materials could have a material adverse effect on our results of operations. As another example, the customs authority in Thailand has unilaterally changed its position with respect to its obligations under the World Trade Organization’s International Technology Agreement (ITA), which provides duty-free treatment for the importation of ATMs into Thailand from other member countries that have signed the ITA, which includes imports from the United States.

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

Any actions or other governmental investigations or proceedings related to or arising from the matters that resulted in our previous settlements could result in substantial costs to defend enforcement or other related actions that could have a materially adverse effect on our business, operating results or financial condition.

The Company had previously reached an agreement in 2009 with the staff of the SEC to settle civil charges stemming from the staff's enforcement inquiry and an agreement with the staff of the SEC and Department of Justice to settle the FCPA review in 2013. We could incur substantial additional costs to defend and resolve third-party litigation or other governmental actions, investigations or proceedings arising out of, or related to, the completed investigations or these settlements. The diversion of resources to address issues arising out of any such third-party or governmental actions may harm our business, operating results and financial condition in the future.

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

Management identified previous control deficiencies during 2013 and 2012 that were disclosed as material weaknesses. These material weaknesses have been remediated as of December 31, 2014. See Item 9A. Controls and Procedures in this annual report on Form 10-K for additional details.

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

Based on current guidelines, assumptions and estimates, including investment returns and interest rates, we plan to make contributions of $18,648 to our pension plans in 2015. Changes in the current assumptions and estimates could result in contributions in years beyond 2015 that are greater than the projected 2015 contributions required. We cannot predict whether changing market or economic conditions, regulatory changes or other factors will further increase our pension expenses or funding obligations, diverting funds we would otherwise apply to other uses.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

The Company's corporate offices are located in North Canton, Ohio. Within NA, the Company leases manufacturing facilities in Greensboro, North Carolina and has selling, service and administrative offices throughout the United States and Canada. AP owns and operates manufacturing facilities in China and India and selling, service and administrative offices in the following locations: Australia, China, Hong Kong, India, Indonesia, Malaysia, Philippines, Taiwan, Thailand, Singapore and Vietnam. EMEA owns or leases and operates manufacturing facilities in Belgium and Hungary and has selling, service and administrative offices in the following locations: Austria, Denmark, Belgium, France, Germany, Hungary, Italy, Kazakhstan, Luxembourg, Morocco, Namibia, Netherlands, Poland, Portugal, Russia, South Africa, Spain, Switzerland, Turkey, Uganda, the United Arab Emirates and the United Kingdom. LA has selling, service and administrative offices in the following locations: Barbados, Belize, Bolivia, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, El Salvador, Guatemala, Haiti, Honduras, Jamaica, Mexico, Nicaragua, Panama, Paraguay, Peru, Uruguay and Venezuela. Brazil owns and operates manufacturing facilities and has selling, service and administrative offices throughout the country. The Company leases a majority of the selling, service and administrative offices under operating lease agreements.

The Company considers that its properties are generally in good condition, are well maintained, and are generally suitable and adequate to carry on the Company's business.

ITEM 3: LEGAL PROCEEDINGS
(dollars in thousands)

At December 31, 2014, the Company was a party to several lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the Company's financial position or results of operations. In addition, the Company has indemnification obligations with certain former employees and costs associated with these indemnifications are expensed as incurred. In management's opinion, the Company's consolidated financial statements would not be materially affected by the outcome of those legal proceedings, commitments, or asserted claims.

In addition to the routine legal proceedings noted above, the Company was a party to the legal proceedings described below at
December 31, 2014:

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

At December 31, 2014, the Company was a party to several routine indirect tax claims from various taxing authorities globally that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the consolidated financial statements would not be materially affected by the outcome of these indirect tax claims and/or proceedings or asserted claims.

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

In connection with the Brazilian indirect tax assessment, in May 2013, the SEC requested that the Company retain certain documents and produce certain records relating to the assessment, to which the Company complied. However, in September 2014, the Company was notified by the SEC that it had closed its inquiry relating to the assessment.

In addition, the Company is challenging customs rulings in Thailand seeking to retroactively collect customs duties on previous imports of ATMs. Management believes that the customs authority’s attempt to retroactively assess customs duties is in contravention of World Trade Organization agreements and, accordingly, is challenging the rulings. The matters are currently in the appeals process and management continues to believe that the Company has a valid legal position in these appeals. Accordingly, the Company has not accrued any amount for this contingency; however, the Company cannot provide any assurance that it will not ultimately be subject to a retroactive assessment.

At December 31, 2014 and 2013, the Company had an accrual of approximately $12,500 and $20,750, respectively, related to the Brazilian indirect tax matter disclosed above. The reduction in the accrual is due to the expiration of the statute of limitations related to years subject to audit and foreign currency fluctuations.

A loss contingency is reasonably possible if it has a more than remote but less than probable chance of occurring. Although management believes the Company has valid defenses with respect to its indirect tax positions, it is reasonably possible that a loss could occur in excess of the estimated accrual, for which the Company estimated the aggregate risk at December 31, 2014 to be up to approximately $229,700 for its material indirect tax matters, of which approximately $175,600 and $26,000, respectively, relates to the Brazilian indirect tax matter and Thailand customs matter disclosed above. The aggregate risk related to indirect taxes is adjusted as the applicable statutes of limitations expire.

Legal Contingencies
At December 31, 2014, the Company was a party to several lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the Company’s financial position or results of operations. In addition, the Company has indemnification obligations with certain former employees, and costs associated with these indemnifications are expensed as incurred. In management’s opinion, the Company's consolidated financial statements would not be materially affected by the outcome of these legal proceedings, commitments or asserted claims.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common shares of the Company are listed on the New York Stock Exchange with a symbol of “DBD.” The price ranges of common shares of the Company for the periods indicated below are as follows:

	2014		2013		2012
	High	Low	High	Low	High	Low
1st Quarter	$40.78	$32.05	$33.30	$27.59	$40.38	$29.21
2nd Quarter	$41.45	$36.20	$33.95	$28.26	$42.93	$35.03
3rd Quarter	$40.90	$35.00	$35.40	$27.89	$38.49	$31.48
4th Quarter	$38.67	$32.31	$34.44	$28.88	$34.33	$27.66
Full Year	$41.45	$32.05	$35.40	$27.59	$42.93	$27.66

There were 62,419 shareholders of the Company at December 31, 2014, which includes an estimated number of shareholders who have shares held in their accounts by banks, brokers, and trustees for benefit plans and the agent for the dividend reinvestment plan.

On the basis of amounts paid and declared quarterly, the annualized dividends per share were $1.15, $1.15 and $1.14 in 2014, 2013 and 2012, respectively.

Information concerning the Company’s share repurchases made during the fourth quarter of 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
October	1,834	$35.01	—	2,426,177
November	114	28.99	—	2,426,177
December	174	38.65	—	2,426,177
Total	2,122	$34.99	—

(1)	All shares were surrendered or deemed surrendered to the Company in connection with the Company’s stock-based compensation plans.

(2)
The total number of shares repurchased as part of the publicly announced share repurchase plan was 13,450,772 as of December 31, 2014. The plan was approved by the Board of Directors in April 1997. The Company may purchase shares from time to time in open market purchases or privately negotiated transactions. The Company may make all or part of the purchases pursuant to accelerated share repurchases or Rule 10b5-1 plans. The plan has no expiration date. The following table provides a summary of Board of Director approvals to repurchase the Company's outstanding common shares:

Total Number of Shares Approved for Repurchase
1997	2,000,000
2004	2,000,000
2005	6,000,000
2007	2,000,000
2011	1,876,949
2012	2,000,000
15,876,949

PERFORMANCE GRAPH
The graph below compares the cumulative five-year total return provided to shareholders of the Company's common shares relative to the cumulative total returns of the S&P 500 index, the S&P Midcap 400 index and two customized peer groups. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common shares, in each index and in each of the peer groups on December 31, 2009 and its relative performance is tracked through December 31, 2014.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Diebold, Inc., the S&P 500 Index, the S&P Midcap 400 Index, Old Peer Group and New Peer Group

$250
$200
$150
$100
$50
$0
12/09
12/10
12/11
12/12
12/13
12/14
Diebold, Inc.
S&P 500
S&P Midcap 400
First Customized Group
Second Customized Group

*$100 invested on 12/31/09 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2014 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

(1)
There are twenty-five companies included in the company's first customized peer group, which are: Actuant Corp., Benchmark Electronics Inc., Brady Corp., Brink's Co., Convergys Corp., DTS Inc., Fidelity National Information Services Inc., Fiserv Inc., Flowserve Corp., Global Payments Inc., Harris Corp., International Game Technology, Intuit Inc., Lexmark International Inc., Logitech International Sa., Mettler-Toledo International Inc., NCR Corp., Outerwall Inc., Pitney Bowes Inc., Sensata Technologies Holding NV, SPX Corp., Timken Co., Unisys Corp., Western Union Co. and Woodward Inc.

(2)
The twenty-five companies included in the company's second customized peer group are: Actuant Corp., Allegion Plc, Benchmark Electronics Inc., Brady Corp., Brink's Co., Convergys Corp., DTS Inc., Fidelity National Information Services Inc., Fiserv Inc., Global Payments Inc., Harris Corp, International Game Technology, Intuit Inc., Lexmark International Inc., Logitech International Sa, Mettler-Toledo International Inc., NCR Corp., Netapp Inc., Outerwall Inc., Pitney Bowes Inc., Sensata Technologies Holding NV, Timken Co., Unisys Corp., Western Union Co. and Woodward Inc.

ITEM 6: SELECTED FINANCIAL DATA

The following table should be read in conjunction with “Part II - Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II - Item 8 - Financial Statements and Supplementary Data” of this Form 10-K.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in millions, except per share data)
Results of operations
Net sales	$3,051	$2,857	$2,992	$2,836	$2,824
Cost of sales	2,272	2,217	2,262	2,105	2,109
Gross profit	$779	$640	$730	$731	$715

Amounts attributable to Diebold, Incorporated
Income (loss) from continuing operations, net of tax	$114	$(182)	$77	$143	$(25)
(Loss) income from discontinued operations, net of tax	—	—	(3)	1	1
Net income (loss) attributable to Diebold, Incorporated	$114	$(182)	$74	$144	$(24)

Basic earnings (loss) per common share
Income (loss) from continuing operations, net of tax	$1.77	$(2.85)	$1.22	$2.23	$(0.37)
(Loss) income from discontinued operations, net of tax	—	—	(0.05)	0.01	—
Net income (loss) attributable to Diebold, Incorporated	$1.77	$(2.85)	$1.17	$2.24	$(0.37)

Diluted earnings (loss) per common share
Income (loss) from continuing operations, net of tax	$1.76	$(2.85)	$1.20	$2.21	$(0.37)
(Loss) income from discontinued operations, net of tax	—	—	(0.05)	0.01	—
Net income (loss) attributable to Diebold, Incorporated	$1.76	$(2.85)	$1.15	$2.22	$(0.37)

Number of weighted-average shares outstanding
Basic shares	65	64	63	64	66
Diluted shares	65	64	64	65	66

Dividends
Common dividends paid	$75	$74	$73	$73	$72
Common dividends paid per share	$1.15	$1.15	$1.14	$1.12	$1.08

Consolidated balance sheet data (as of period end)
Current assets	$1,656	$1,555	$1,815	$1,732	$1,714
Current liabilities	$1,028	$894	$857	$838	$823
Net working capital	$628	$661	$958	$894	$891
Property, plant and equipment, net	$170	$161	$184	$193	$203
Total long-term liabilities	$760	$669	$909	$835	$720
Total assets	$2,342	$2,183	$2,593	$2,517	$2,520
Total equity	$555	$621	$827	$844	$977

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2014
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
Management’s discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes that appear elsewhere in this annual report on Form 10-K.
Introduction
Diebold, Incorporated and its subsidiaries (collectively, the Company) is a global leader in providing financial self-service (FSS) delivery, integrated services and software, and security systems to primarily the financial, commercial, retail and other markets. Founded in 1859, the Company currently has approximately 16,000 employees with business in more than 90 countries worldwide. The Company unveiled its multi-year turnaround strategy, Diebold 2.0, at the Investment Community Conference in November 2013. The objective of Diebold 2.0 is to transform the Company into a world-class, services-led and software enabled company, supported by innovative hardware, that automates the way people connect with their money. The turnaround strategy will follow a “Crawl, Walk, Run” approach, which includes stabilizing the core business operations in the “Crawl” phase and building the foundation for future growth in the “Walk” and “Run” phases. The company is nearing the completion of the “Crawl” phase and expects to transition to “Walk” in the second half of 2015. Four core pillars provide the Company a clear path toward reaching this multi-year objective:

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
The Company sees opportunities to leverage its capabilities in services, software and innovation to meet the needs of its rapidly evolving markets. The Company has sharpened its focus on executing its core strategies in FSS and electronic security. This includes making the appropriate investments to deliver growth within these areas, especially in research, development and engineering. In addition, the Company remains committed to a disciplined risk assessment process, focused on proactively identifying and mitigating potential risks to the Company's continued success.

Net income (loss) attributable to Diebold, Incorporated for the year ended December 31, 2014 was $114,417, or $1.76 per share, an increase of $296,022, or $4.61 per share from the year ended December 31, 2013. Total revenue for the year ended December 31, 2014 was $3,051,053, an increase of $193,562 from the year ended December 31, 2013.

The year ended December 31, 2014 included a $13,709 pre-tax gain from the sale of the Company's Diebold Eras, Incorporated (Eras) subsidiary. Cryptera A/S (Cryptera) was acquired for a purchase price of approximately $13,000 and is included in the Europe, Middle East and Africa (EMEA) segment within the Company' s consolidated financial statements from July 1, 2014, the date of acquisition. Pre-tax restructuring charges of $11,872 related to the Company's multi-year realignment plan were also included in the year ended December 31, 2014.

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
AND RESULTS OF OPERATIONS as of December 31, 2014
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
Reducing the Company’s fixed cost envelope and driving operational rigor is fundamental. The multi-year transformation plan launched in 2013 will drive efficiency while reducing general and administrative costs and the cost of goods sold. As a result of the Company's transformation efforts, gross margin improved over 300 basis points compared to the prior year. In December 2014, the Company announced the extension of its cost savings plan into 2016 and 2017.

2.	Drive Sustainable Improvement in Cash Flow
The Company is committed to improving cash generation in order to increase shareholder value and fuel the investments necessary to grow the business. An emphasis on working capital improvements and cash generation extends beyond the finance organization into our operations across all regions. For 2014, we were able to exceed our expectations for the year, generating approximately $125,000 in free cash flow, which is up approximately 40 percent year-over-year.

3.	Improve Sales Effectiveness
The Company’s sales teams must enhance skills, tools and coverage to reach more prospects more effectively. For example, the global deployment of Salesforce.com will enhance the ability to plan, forecast and allocate resources more productively. In 2014, we were able to implement Salesforce.com across our regions and ended the year with total product backlog up approximately 3 percent on a constant currency basis.

4.	Increase Speed and Agility
Streamlining the management structure will drive greater accountability, accelerate decision-making and facilitate the transition to a global business. Change is being viewed as an enabler of progress throughout the organization. Product development has been accelerated, as evidenced by the number of innovative solutions we were able to bring to market in 2014, such as our responsive banking concept and ActivEdge™ secure card reader.

5.	Instill a Winning Culture Grounded in Execution
The message being driven to every member of the organization: The Company is not merely to participate in a market, but to succeed, and win through a culture built upon accountability and execution. As an example, the Company has taken steps to better align targets and employee compensation with Company performance. Under this structure, Diebold has recruited top leadership talent to the organization, which will help drive the transformation going forward.

6.	Collaborate With Customers and Partners to Drive Innovative Solutions
The Company must accelerate new ideas through teamwork with capable partners and collaboration with customers. For example, the Company rolled out a number of innovative solutions over the past 12 months, which include the ActivEdge™ secure card reader, the responsive banking concept and the world’s greenest automated teller machine (ATM), as well as launched its new ATM product platform.

7.	Further Leverage Services and Software
The Company expects the size and importance of its software stack to increase, and our expertise in services and system integration to be a key differentiator in the market. The objective is to further expand the percentage of sales derived from services and software, which is expected to exceed 60 percent during the transformation. For 2014, services and software comprised approximately 55 percent of the Company’s total revenue and we were able to expand our value-added services footprint with notable wins across the globe.

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

As part of the transformation, the Company engaged Accenture LLP (Accenture) to provide finance and accounting, human resources and procurement business process outsourcing services. The Company's multi-year outsourcing agreement with Accenture focuses on creating one global delivery model that enhances the quality, controls and efficiency of the Company’s integrated global business processes. The Company plans to utilize Accenture’s industry leading practices, technologies and global

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2014
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

delivery network to establish more synchronized operational controls, improve operational transparency, lower spending and reduce costs.
Solutions
The Company leverages its strong base of maintenance and advanced services to deliver comprehensive managed services. Banks are continuously being challenged to reduce costs while increasing operational efficiencies. Through outsourced services, banks entrust the management of their ATM and security operations to the Company, allowing their staffs to focus on core competencies. Furthermore, the Company's managed services offering provides banks and credit unions with the leading-edge technology they need to stay competitive in the marketplace. As a leader in outsourcing services, the Company is poised to capitalize on the secular outsourcing trends in the marketplace.

Another demand driver in the global ATM marketplace is branch automation. The concept is to help financial institutions reduce their costs by migrating routine transactions, typically done inside the branch, to lower-cost automated channels, including the ATM, as well as adding convenience and additional security for the banks' customers. One area of branch automation that continues to gain traction is deposit automation. Among the largest U.S. national banks, there has been extensive deployment of deposit automation-enabled terminals. Today, approximately 30 percent of ATMs globally are configured for automated deposits.

Another solution the Company offers as part of its branch automation efforts is Concierge Video Services™, most recently launched in North America. The solution provides consumers with on-demand access to bank call center representatives right at the ATM for sales or bank account maintenance support. In addition to delivering a personal touch outside of regular business hours, Concierge Video Services™ ultimately assists financial institutions by maximizing operational efficiencies, improving the consumer experience and enhancing the overall consumer relationship.

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

A new technology that enhances security for customers is Diebold’s ActivEdge™ secure card reader. This is the ATM industry's first complete anti-skimming card reader that prevents all known forms of skimming, the most prevalent type of ATM crime, as well as other forms of ATM fraud. ActivEdge™ can help financial institutions avoid skimming-related fraud losses which, according to the ATM Industry Association, total more than $2 billion annually worldwide. ActivEdge™ requires users to insert cards into the reader via the long edge, instead of the traditional short edge. We believe by shifting a card's angle 90 degrees, ActivEdge™ prevents modern skimming devices from reading the card's full magnetic strip, eliminating the devices' ability to steal card data.

Another opportunity for a successful managed services approach relates to security challenges and the systems to address them, which have grown increasingly complex. This has created a strong business case among financial institutions and commercial customers for managed services, particularly in the areas of monitoring, services and software management. Today, the Company is focusing its expertise on the financial and commercial sectors, with a dedicated effort to secure large, complex and technologically demanding projects. The Company has customer-focused teams that possess high levels of logical and enterprise security expertise that are required in this business. The Company is also leveraging best practices and some of the best talent to continue building upon its security managed service business.

As it relates to security, the Company introduced a new online security management tool in North America, called SecureStat®, that streamlines how customers manage their security operations. At the core of the solution is a personalized dashboard that utilizes customizable, distinct widgets to provide a snapshot of a user's entire security platform, including locations, security systems and devices. In addition, SecureStat® can unify security services and disparate systems, while providing a single interface for real-time administration of security operations across an enterprise. SecureStat® is a great example of the software-driven platforms the Company is investing in to strengthen its services offering and differentiate itself in the marketplace.

Moving forward, the Company intends to create shareholder value by leveraging the opportunities it sees within the area of branch automation, growing its services, outsourcing and software capabilities, further building out its electronic security business and

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2014
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

taking advantage of key commercial trends around the world. Many opportunities lie ahead, and the Company will continue to invest in developing new services, software and security solutions that align with the needs of its core markets.

Multi-Year Transformation Plan
The Company is committed to its multi-year transformation plan aimed at establishing a competitive cost structure throughout the organization.  The Company has identified targeted savings of $200,000 that are expected to be fully realized by the end of 2017 and plans to reinvest a portion of the savings, approximately 50 percent, to drive long-term growth. Areas of reinvestment include: research and development of innovative new customer solutions; improving and updating the Company's information technology systems and infrastructure; transforming the general and administrative back-office functions; and strengthening sales coverage and marketing, processes and tools. In addition, some of the savings should offset price erosion, wage inflation in emerging markets and volatile commodity prices in the Company’s core business. Given these factors, the Company anticipates that approximately 50 percent of the savings will positively impact operating profit. In addition to the cost savings impact, the Company expects that the plan will enhance its competitive position by focusing on globalizing the Company's service organization, creating a unified center-led global organization for research and development as well as transforming the Company's general and administrative cost structure. Restructuring charges associated with the multi-year realignment plan were $11,872 and $57,015 for 2014 and 2013, respectively, primarily related to severance costs of employees due to the Company's business process outsourcing initiative with Accenture.

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
AND RESULTS OF OPERATIONS as of December 31, 2014
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

The table below presents the changes in comparative financial data for the years ended December 31, 2014, 2013 and 2012. Comments on significant year-to-year fluctuations follow the table. The following discussion should be read in conjunction with the consolidated financial statements and the accompanying notes that appear elsewhere in this annual report on Form 10-K.

	Year ended December 31,
	2014			2013			2012
		% of Net Sales	% Change		% of Net Sales	% Change		% of Net Sales
Net sales
Services	$1,637,622	53.7	—	$1,637,056	57.3	0.6	$1,626,521	54.4
Products	1,413,431	46.3	15.8	1,220,435	42.7	(10.6)	1,365,172	45.6
	3,051,053	100.0	6.8	2,857,491	100.0	(4.5)	2,991,693	100.0
Cost of sales
Services	1,147,363	37.6	(6.2)	1,222,675	42.8	0.6	1,215,673	40.6
Products	1,124,340	36.9	13.1	994,460	34.8	(5.0)	1,046,400	35.0
	2,271,703	74.5	2.5	2,217,135	77.6	(2.0)	2,262,073	75.6
Gross profit	779,350	25.5	21.7	640,356	22.4	(12.2)	729,620	24.4
Selling and administrative expense	515,551	16.9	(13.6)	596,694	20.9	13.1	527,729	17.6
Research, development and engineering expense	93,617	3.1	1.4	92,315	3.2	7.5	85,881	2.9
Impairment of assets	2,123	0.1	(97.1)	72,017	2.5	—	15,783	0.5
Gain on sale of assets, net	(12,888)	(0.4)	—	(2,410)	(0.1)	—	(1,202)	—
	598,403	19.6	(21.1)	758,616	26.5	20.8	628,191	21.0
Operating profit (loss)	180,947	5.9	—	(118,260)	(4.1)	—	101,429	3.4
Other (expense) income, net	(10,358)	(0.3)	—	(1,547)	(0.1)	—	9,466	0.3
Income (loss) from continuing operations before taxes	170,589	5.6	—	(119,807)	(4.2)	—	110,895	3.7
Income tax expense	53,570	1.8	(5.5)	56,715	2.0	—	28,225	0.9
Income (loss) from continuing operations	117,019	3.8	—	(176,522)	(6.2)	—	82,670	2.8
Loss from discontinued operations, net of tax	—	—	—	—	—	(100.0)	(3,125)	(0.1)
Net income (loss)	117,019	3.8	—	(176,522)	(6.2)	—	79,545	2.7
Net income attributable to noncontrolling interests	2,602	—	(48.8)	5,083	0.2	(14.5)	5,942	0.2
Net income (loss) attributable to Diebold, Incorporated	$114,417	3.8	—	$(181,605)	(6.4)	—	$73,603	2.5

Amounts attributable to Diebold, Incorporated
Income (loss) from continuing operations, net of tax	$114,417	3.8		$(181,605)	(6.4)		$76,728	2.6
Loss from discontinued operations, net of tax	—	—		—	—		(3,125)	(0.1)
Net income (loss) attributable to Diebold, Incorporated	$114,417	3.8		$(181,605)	(6.4)		$73,603	2.5

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2014
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

RESULTS OF OPERATIONS
2014 comparison with 2013
Net Sales
The following table represents information regarding our net sales for the years ended December 31:

	2014	2013	$ Change	% Change
Total financial self-service	$2,197,854	$2,166,569	$31,285	1.4
Total security	628,043	618,889	9,154	1.5
Total financial self-service & security	2,825,897	2,785,458	40,439	1.5
Brazil other	225,156	72,033	153,123	—
Total net sales	$3,051,053	$2,857,491	$193,562	6.8
The increase in FSS sales included a net unfavorable currency impact of $53,181 or 2.6 percent, of which 43 percent related to the Brazilian real. The following segment results include the impact of foreign currency. NA FSS sales decreased $17,247 or 2.0 percent primarily from lower volume within the U.S. national bank business partially offset by improvement between years in the U.S. regional bank space and Canada. AP FSS sales increased $19,671 or 4.3 percent primarily due to growth in India, China and the Philippines partially offset by a decline in Indonesia due to a large order in the prior year. EMEA FSS sales increased $59,571 or 16.5 percent with the main drivers being growth in Western Europe, higher volume in Africa and the acquisition of Cryptera. LA FSS sales were flat compared to the prior year as a decline in Colombia coupled with a decrease in Venezuela resulting from the currency control policy of the Venezuelan government were offset by higher volume in Mexico and a net gain in the rest of the region. Brazil FSS sales decreased $29,491 or 10.9 percent due to lower product sales volume.

Security sales increased due to growth in the electronic security business, which was partially offset by a decline in the physical security business. From a regional perspective, the increase in total security sales resulted primarily from growth in NA.

Brazil other increased due to lottery sales volume combined with the favorable impact of deliveries of information technology (IT) equipment to the education ministry primarily in the first quarter of 2014, which are not expected to recur in 2015, offset in part by a decrease in election systems sales.

Gross Profit
The following table represents information regarding our gross profit for the years ended December 31:

	2014	2013	$ Change	% Change
Gross profit - services	$490,259	$414,381	$75,878	18.3
Gross profit - products	289,091	225,975	63,116	27.9
Total gross profit	$779,350	$640,356	$138,994	21.7

Gross margin - services	29.9%	25.3%
Gross margin - products	20.5%	18.5%
Total gross margin	25.5%	22.4%

The increase in service gross margin was primarily driven by NA, which benefited from lower employee-related expense associated with restructuring initiatives implemented as part of the Company’s service transformation efforts, including the ongoing benefit from its pension freeze and voluntary early retirement program. Total service gross margin in 2014 compared to the prior year was also favorably impacted by margin improvement in Brazil. Total service gross profit in 2014 and 2013 included restructuring charges of $1,398 and $27,107, respectively.

The increase in product gross margin resulted from margin improvements in each international region. LA was a strong contributor as the Company benefited from certain contractual provisions in Venezuela that settled in the year ended December 31, 2014.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2014
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

EMEA was also a contributor largely due to higher volume. Total product gross profit in 2014 included a non-routine benefit of $5,821 and 2013 included non-routine expense of $819, both of which were related to Brazil indirect tax.

Operating Expenses
The following table represents information regarding our operating expenses for the years ended December 31:

	2014	2013	$ Change	% Change
Selling and administrative expense	$515,551	$596,694	$(81,143)	(13.6)
Research, development and engineering expense	93,617	92,315	1,302	1.4
Impairment of assets	2,123	72,017	(69,894)	(97.1)
Gain on sale of assets, net	(12,888)	(2,410)	(10,478)	—
Total operating expenses	$598,403	$758,616	$(160,213)	(21.1)

The decrease in selling and administrative expense resulted primarily from lower non-routine expense and restructuring charges, savings realized from the Company's continued focus on cost structure and favorable currency impact, partially offset by the reinvestment of the Company’s savings into transformation initiatives. Non-routine expenses of $9,166 and $128,739 were included in 2014 and 2013, respectively. The primary components of the 2013 non-routine expense were a $67,593 non-cash pension charge, additional losses of $28,000 related to the settlement of the FCPA investigation, $17,245 related to the settlement of the securities class action lawsuit and executive severance costs of $9,300. Selling and administrative expense also included $9,859 and $22,561 of restructuring charges in 2014 and 2013, respectively. Restructuring charges in 2014 and 2013 related to the Company's multi-year realignment plan. Excluding non-routine expenses and restructuring charges, selling and administrative expense increased $51,132, which is nearly flat as a percentage of net sales in 2014 compared to the prior year. The increase in selling and administrative expense primarily relates to approximately $21,000 of incremental commission expense and $30,000 of investments related to our back office transformation.

Research, development and engineering expense as a percent of net sales in 2014 and 2013 were relatively flat. The Company increased investment in 2014 related to development efforts to support the Company's innovation in future products, which was offset by restructuring charges of $6,091 incurred in 2013.

The Company performed an other-than-annual assessment for its Brazil reporting unit in the third quarter of 2013 based on a two-step impairment test and concluded that the goodwill within the Brazil reporting unit was partially impaired. The Company recorded a $70,000 pre-tax, non-cash goodwill impairment charge in the third quarter of 2013 due to deteriorating macro-economic outlook, structural changes to an auction-based purchasing environment and new competitors entering the market.

During the second quarter of 2014, the Company divested Eras within the NA segment, resulting in a gain on sale of assets of $13,709. During the first quarter of 2013, the Company recognized a gain on assets of $2,191 resulting from the sale of certain U.S. manufacturing operations to a long-time supplier.

Operating Profit (Loss)
The following table represents information regarding our operating profit (loss) for the years ended December 31:

	2014	2013	$ Change	% Change
Operating profit (loss)	$180,947	$(118,260)	$299,207	—
Operating profit (loss) margin	5.9%	(4.1)%

The increase in operating profit (loss) resulted from a reduction in operating expense mainly due to lower non-routine and restructuring charges. Operating profit also improved in total margin and higher product sales, offset in part by higher spend partially attributable to reinvestment of the Company’s savings into transformation strategies.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2014
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

Other (Expense) Income
The following table represents information regarding our other (expense) income for the years ended December 31:

	2014	2013	$ Change	% Change
Investment income	$34,501	$27,603	$6,898	25.0
Interest expense	(31,420)	(29,234)	(2,186)	7.5
Foreign exchange (loss) gain, net	(11,791)	172	(11,963)	—
Miscellaneous, net	(1,648)	(88)	(1,560)	—
Other (expense) income	$(10,358)	$(1,547)	$(8,811)	—

The increase in investment income compared to the prior year was driven by Brazil due to leasing portfolio growth. The foreign exchange loss for 2014 and the foreign exchange gain in 2013 included losses of $12,101 and $1,584, respectively, related to the devaluation of the Venezuelan currency.

Net Income (Loss)
The following table represents information regarding our net income (loss) for the years ended December 31:

	2014	2013	$ Change	% Change
Net income (loss)	$117,019	$(176,522)	$293,541	—
Percent of net sales	3.8%	(6.2)%
Effective tax rate	31.4%	(47.3)%

The increase in net income was driven by higher operating profit related mainly to significantly lower non-routine and restructuring expense, an improvement in service margin and higher product sales. These benefits were offset in part by higher spend partially attributable to reinvestment of the Company’s savings into transformation initiatives and unfavorable other (expense) income in 2014 resulting from foreign exchange loss due to the devaluation of the Venezuelan currency.

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

Segment Revenue and Operating Profit Summary
The following tables represent information regarding our revenue and operating profit by reporting segment for the years ended December 31:

North America:	2014	2013	$ Change	% Change
Revenue	$1,407,707	$1,415,050	$(7,343)	(0.5)
Segment operating profit	$277,168	$252,737	$24,431	9.7
Segment operating profit margin	19.7%	17.9%

NA revenue decreased due to lower FSS sales resulting from decreased volume in the U.S. national bank sector partially due to the impact of a large non-recurring project in the prior year, offset in part by improvement between years in the U.S. regional bank business and Canada. NA revenue also declined due to lower physical security sales between years offset by higher electronic security revenue. Operating profit increased despite the net sales decline due to an improvement in service margin primarily driven by lower employee-related expense resulting from restructuring initiatives in addition to the ongoing benefit from the Company's pension freeze and voluntary early retirement program.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2014
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

Asia Pacific:	2014	2013	$ Change	% Change
Revenue	$500,285	$479,129	$21,156	4.4
Segment operating profit	$66,394	$62,760	$3,634	5.8
Segment operating profit margin	13.3%	13.1%

AP revenue in 2014 included net unfavorable currency impact of $14,129. Including the impact of foreign currency, revenue in 2014 compared to 2013 increased mainly from growth in India, China and the Philippines partially offset by a decrease in Indonesia because of a large order in 2013. Operating profit increased due to higher volume and improved margin performance in the region partially offset by higher operating expense.

Europe, Middle East and Africa:	2014	2013	$ Change	% Change
Revenue	$421,141	$362,167	$58,974	16.3
Segment operating profit	$61,574	$44,507	$17,067	38.3
Segment operating profit margin	14.6%	12.3%

EMEA revenue increased primarily from higher sales volume in Western Europe and Africa. The acquisition of Cryptera in the third quarter of 2014 resulted in incremental revenue and operating profit of $14,925 and $1,232, respectively. The overall volume increase led to product gross margin expansion driving the improvement in operating profit compared to the prior year.

Latin America:	2014	2013	$ Change	% Change
Revenue	$239,409	$241,770	$(2,361)	(1.0)
Segment operating profit	$40,285	$35,218	$5,067	14.4
Segment operating profit margin	16.8%	14.6%

LA revenue decreased due to a decline in sales concentrated mainly in Colombia and Venezuela, partially offset by FSS growth in Mexico and a net overall improvement in the rest of the region. The Venezuela decrease resulted principally from the adverse impact of currency control policy measures instituted by the Venezuelan government, offset by certain contractual provisions in Venezuelan contracts. Operating profit in 2014 compared to 2013 increased mainly due to the benefit from certain contractual provisions in Venezuela that settled in the year ended December 31, 2014. Service margin was flat year over year despite a lower of cost or market adjustment of $4,073 in 2014 as a result of the Venezuelan currency devaluation.

Brazil:	2014	2013	$ Change	% Change
Revenue	$482,511	$359,375	$123,136	34.3
Segment operating profit	$28,452	$6,321	$22,131	—
Segment operating profit margin	5.9%	1.8%

Brazil revenue increased in 2014 compared to 2013, including a net unfavorable currency impact of $29,093. The constant currency revenue improvement related to lottery sales volume and deliveries of IT equipment to the education ministry in the first quarter of 2014 partially offset by a decrease in FSS volume and elections systems sales. Operating profit increased as a result of the higher product sales volume and a gain in service margin offset by an increase in operating expenses.

Refer to note 20 to the consolidated financial statements, which is contained in Item 8 of this annual report on Form 10-K, for further details of segment revenue and operating profit.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2014
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

2013 comparison with 2012
Net Sales
The following table represents information regarding our net sales for the years ended December 31:

	2013	2012	$ Change	% Change
Total financial self-service	$2,166,569	$2,269,197	$(102,628)	(4.5)
Total security	618,889	623,637	(4,748)	(0.8)
Brazil other	72,033	98,859	(26,826)	(27.1)
Total net sales	$2,857,491	$2,991,693	$(134,202)	(4.5)
The decrease in FSS sales included a net unfavorable currency impact of $36,869 or 1.6 percent, of which approximately 73 percent related to the Brazilian real. The following segment highlights include the impact of foreign currency. NA FSS sales decreased $167,104 or 15.9 percent due primarily to lower volume within the U.S. regional bank business partially offset by growth in the national bank sector. A significant portion of the decline was associated with the expiration of the ADA compliance deadline in 2012. The product volume decrease in regional bank business caused a corresponding reduction in the service business specific to installation and professional services sales. AP increased $56,544 or 14.1 percent due to higher volume in India and China. EMEA increased $36,125 or 11.1 percent mainly from higher volume in Western Europe and the Middle East primarily in the emerging market of Turkey due in part to the Altus acquisition partially offset by a net decrease in the remainder of the region. Brazil decreased $20,754 or 7.1 percent, including $26,969 in unfavorable currency impact. LA declined $7,440 or 3.7 percent mainly due to volume deterioration in Mexico, partially offset by an increase in Colombia.

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

The decrease in Brazil other sales resulted from lower volume in lottery and election systems driven by cyclical purchasing decisions within the country offset by growth in the IT equipment business.

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
AND RESULTS OF OPERATIONS as of December 31, 2014
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

Operating Expenses
The following table represents information regarding our operating expenses for the years ended December 31:

	2013	2012	$ Change	% Change
Selling and administrative expense	$596,694	$527,729	$68,965	13.1
Research, development and engineering expense	92,315	85,881	6,434	7.5
Impairment of assets	72,017	15,783	56,234	—
Gain on sale of assets, net	(2,410)	(1,202)	1,208	—
Total operating expenses	$758,616	$628,191	$130,425	20.8

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2014
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

Operating (Loss) Profit
The following table represents information regarding our operating profit (loss) for the years ended December 31:

	2013	2012	$ Change	% Change
Operating (loss) profit	$(118,260)	$101,429	$(219,689)	—
Operating (loss) profit margin	(4.1)%	3.4%

The decline in operating (loss) profit was influenced primarily by lower volume and a shift in customer mix within NA and significant increases in impairment, non-routine expenses and restructuring charges, partially offset by lower operational spend in NA and an overall improvement in service margin.

Other (Expense) Income
The following table represents information regarding our other (expense) income for the years ended December 31:

	2013	2012	$ Change	% Change
Investment income	$27,603	$37,593	$(9,990)	(26.6)
Interest expense	(29,234)	(30,330)	(1,096)	(3.6)
Foreign exchange gain, net	172	2,654	(2,482)	(93.5)
Miscellaneous, net	(88)	(451)	(363)	(80.5)
Other (expense) income	$(1,547)	$9,466	$(11,013)	—

The decline in investment income was primarily driven by Brazil due to a decrease in total investments, lower interest rates and unfavorable currency impact. Foreign exchange gain, net, in 2013 included a $1,584 devaluation of the Venezuelan balance sheet.

(Loss) Income from Continuing Operations
The following table represents information regarding our income from continuing operations, net of tax for the years ended December 31:

	2013	2012	$ Change	% Change
(Loss) income from continuing operations, net of tax	$(176,522)	$82,670	$(259,192)	—
Percent of net sales	(6.2)%	2.8%
Effective tax rate	(47.3)%	25.5%

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2014
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

Segment Revenue and Operating Profit Summary
The following tables represent information regarding our revenue and operating profit by reporting segment for the years ended December 31:

North America:	2013	2012	$ Change	% Change
Revenue	$1,415,050	$1,590,532	$(175,482)	(11.0)
Segment operating profit	$252,737	$294,996	$(42,259)	(14.3)
Segment operating profit margin	17.9%	18.5%
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

Asia Pacific:	2013	2012	$ Change	% Change
Revenue	$479,129	$427,542	$51,587	12.1
Segment operating profit	$62,760	$62,414	$346	0.6
Segment operating profit margin	13.1%	14.6%
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

Europe, Middle East and Africa:	2013	2012	$ Change	% Change
Revenue	$362,167	$325,489	$36,678	11.3
Segment operating profit	$44,507	$28,659	$15,848	55.3
Segment operating profit margin	12.3%	8.8%
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

Latin America:	2013	2012	$ Change	% Change
Revenue	$241,770	$258,079	$(16,309)	(6.3)
Segment operating profit	$35,218	$44,472	$(9,254)	(20.8)
Segment operating profit margin	14.6%	17.2%
Revenue declined as lower product sales, primarily due to decreased volume in Mexico and Venezuela, was partially offset by higher sales in the service business. Operating profit was negatively impacted by the net revenue decrease coupled with an overall gross margin decline and higher operating expense.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2014
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

Brazil:	2013	2012	$ Change	% Change
Revenue	$359,375	$390,051	$(30,676)	(7.9)
Segment operating profit	$6,321	$3,304	$3,017	91.3
Segment operating profit margin	1.8%	0.8%
The decrease in revenue included a net unfavorable currency impact of $36,722. Excluding the negative currency impact, revenue increased from security revenue due to the GAS acquisition and higher IT equipment and FSS sales, partially offset by lower lottery and election systems sales. Operating profit increased as the benefit of lower operating expense outweighed the unfavorable impact of the total revenue decline between years.
Refer to note 20 to the consolidated financial statements, which is contained in Item 8 of this annual report on Form 10-K, for further details of segment revenue and operating profit.

LIQUIDITY AND CAPITAL RESOURCES
Capital resources are obtained from income retained in the business, borrowings under the Company’s senior notes, committed and uncommitted credit facilities, long-term industrial revenue bonds and operating and capital leasing arrangements. Management expects that the Company’s capital resources will be sufficient to finance planned working capital needs, research and development activities, investments in facilities or equipment, pension contributions, the payment of dividends on the Company’s common shares and any repurchases of the Company’s common shares for at least the next 12 months. At December 31, 2014, $438,136 or 95.5 percent of the Company’s cash and cash equivalents and short-term investments reside in international tax jurisdictions. Repatriation of these funds could be negatively impacted by potential payments for foreign and domestic taxes, excluding $88,388 that is available for repatriation with no additional tax expense because the Company has already provided for such taxes. Part of the Company’s growth strategy is to pursue strategic acquisitions. The Company has made acquisitions in the past and intends to make acquisitions in the future. The Company intends to finance any future acquisitions with either cash and short-term investments, cash provided from operations, borrowings under available credit facilities, proceeds from debt or equity offerings and/or the issuance of common shares.

The Company's global liquidity as of December 31, 2014 and 2013 was as follows:

	2014	2013
Cash and cash equivalents	$322,017	$230,709
Additional cash availability from
Short-term uncommitted lines of credit	115,192	63,747
Five-year credit facility	280,000	261,000
Short-term investments	136,653	242,988
Total global liquidity	$853,862	$798,444

The following table summarizes the results of our consolidated statement of cash flows for the years ended December 31:

Net cash flow provided by (used in)	2014	2013	2012
Operating activities	$186,906	$124,224	$135,508
Investing activities	13,799	(52,719)	(72,831)
Financing activities	(81,154)	(204,449)	(36,227)
Effect of exchange rate changes on cash and cash equivalents	(28,243)	(5,139)	8,422
Net increase (decrease) in cash and cash equivalents	$91,308	$(138,083)	$34,872

Net cash provided by operating activities was $186,906 for the year ended December 31, 2014 compared to $124,224 for the year ended December 31, 2013, an increase of $62,682. Cash flows from operating activities are generated primarily from net income and managing the components of working capital. Cash flows from operating activities during the year ended December 31, 2014 compared to the year ended December 31, 2013 were positively impacted by a $293,541 increase in net income, primarily related

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2014
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

to the FCPA, securities litigation action, and voluntary employee retirement program, which were recorded in 2013. Cash flows from operating activities are also impacted by changes in the components of our working capital, which vary based on normal activities with our customers and vendors. As compared to the year ended December 31, 2013, cash flow during the corresponding period in 2014 was adversely impacted by an increase in our change in trade receivables of $30,698, which results in part to growth in our revenue. Trade receivables as of December 31, 2013, were down $41,134 compared to December 31, 2012, as a result of strong cash collections in the fourth quarter of 2013. The cash flow effect of the change in inventories corresponds with the change in accounts payable. This change is a result of our investment in inventory to support planned customer demand. The cash flow impact associated with deferred revenue largely represents prepayments received on service contracts and product sales. Finance lease receivables increased in the year ended December 31, 2014 primarily due to increases in customer financing arrangements mostly in Brazil.
Net cash provided by investing activities was $13,799 for the year ended December 31, 2014 compared to net cash used in investing activities of $52,719 for the year ended 2013. The $66,518 change mostly related to a $105,719 increase in net investment activity primarily in Brazil to fund our finance leasing arrangement with the Brazilian education ministry, an increase of $10,905 in proceeds from the sale of assets primarily related to the sale of Eras in the second quarter of 2014 which was partially offset by a decrease of $11,749 relating to cash payments for the Cryptera acquisition. Capital expenditures increased $26,006 to $61,453 for the year ended December 31, 2014 from $35,447 for the year ended December 31, 2013 as a result of additional capital reinvestment related to the Company's transformation strategy.
Net cash used in financing activities was $81,154 for the year ended December 31, 2014 compared to the net cash used in financing activities of $204,449 for the year ended 2013, an increase of $123,295. The increase was primarily due to a $109,477 change in debt repayments and borrowing year over year and $14,755 reduction in distributions to noncontrolling interest holders.
Effect of exchange rate changes on cash and cash equivalents was negatively impacted by $6,051 in the first quarter of 2014 related to the currency devaluation in Venezuela for the year ended December 31, 2014.
Benefit Plans The Company expects to contribute $18,648 to its pension plans during the year ending December 31, 2015. Beyond 2015, minimum statutory funding requirements for the Company's U.S. pension plans may become more significant. The actual amounts required to be contributed are dependent upon, among other things, interest rates, underlying asset returns and the impact of legislative or regulatory actions related to pension funding obligations. The Company has adopted a pension investment policy designed to achieve an adequate funded status based on expected benefit payouts and to establish an asset allocation that will meet or exceed the return assumption while maintaining a prudent level of risk. The plan's target asset allocation adjusts based on the plan's funded status. As the funded status improves or declines, the debt security target allocation will increase and decrease, respectively. Management monitors assumptions used for our actuarial projections as well as any funding requirements for the plans.
Payments due under the Company's other post-retirement benefit plans are not required to be funded in advance. Payments are made as medical costs are incurred by covered retirees, and are principally dependent upon the future cost of retiree medical benefits under these plans. The Company expects the other post-retirement benefit plan payments to be approximately $1,533 in 2015 (refer to note 13 to the consolidated financial statements, which is contained in Item 8 of this annual report on Form 10-K, for further discussion of the Company's pension and other post-retirement benefit plans).
Dividends The Company paid dividends of $74,946, $73,997 and $72,830 in the years ended December 31, 2014, 2013 and 2012, respectively. Annualized dividends per share were $1.15, $1.15 and $1.14 for the years ended December 31, 2014, 2013 and 2012, respectively. The first quarterly dividend of 2015 represents an annualized dividend of $1.15 per share.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2014
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

Contractual Obligations The following table summarizes the Company’s approximate obligations and commitments to make future payments under contractual obligations as of December 31, 2014:

		Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Minimum operating lease obligations	$149,283	$44,790	$57,587	$30,268	$16,638
Debt	505,369	25,575	189,321	290,473	—
Interest on debt (1)	44,099	17,256	17,893	8,950	—
Purchase commitments	3,616	3,616	—	—	—
Total	$702,367	$91,237	$264,801	$329,691	$16,638

(1)	Amounts represent estimated contractual interest payments on outstanding long-term debt and notes payable. Rates in effect as of December 31, 2014 are used for variable rate debt.

At December 31, 2014, the Company also maintained uncertain tax positions of $14,967, for which there is a high degree of uncertainty as to the expected timing of payments (refer to note 5 to the consolidated financial statements, which is contained in Item 8 of this annual report on Form 10-K).

As of December 31, 2014, the Company had various short-term uncommitted lines of credit with borrowing limits of $139,942. The weighted-average interest rate on outstanding borrowings on the short-term uncommitted lines of credit as of December 31, 2014 and 2013 was 2.96 percent and 3.24 percent, respectively. The decrease in the weighted-average interest rate is attributable to the change in mix of borrowings in foreign entities. Short-term uncommitted lines mature in less than one year. The amount available under the short-term uncommitted lines at December 31, 2014 was $115,192.

In August 2014, the Company amended and extended its credit facility. As of December 31, 2014, the Company has increased its borrowing limits under its amended credit facility from $500,000 to $520,000. The amended facility expires in August 2019 and did not change any of the covenants related to the previous agreement. Under the terms of the amended credit facility agreement, the Company has the ability, subject to various approvals, to increase the borrowing limits by $250,000. Up to $50,000 of the revolving credit facility is available under a swing line subfacility. The weighted-average interest rate on outstanding credit facility borrowings as of December 31, 2014 and 2013 was 1.69 percent and 1.36 percent, respectively, which is variable based on the London Interbank Offered Rate (LIBOR). The amount available under the credit facility as of December 31, 2014 was $280,000. The Company incurred $1,368 of fees related to its amended credit facility in 2014, which are amortized as a component of interest expense over the term of the facility.

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

The Company’s financing agreements contain various restrictive financial covenants, including net debt to capitalization and net interest coverage ratios. As of December 31, 2014, the Company was in compliance with the financial covenants in its debt agreements.

Off-Balance Sheet Arrangements The Company enters into various arrangements not recognized in the consolidated balance sheets that have or could have an effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources. The principal off-balance sheet arrangements that the Company enters into are guarantees, operating leases (refer to note 14 to the consolidated financial statements, which is contained in Item 8 of this annual report on Form 10-K) and sales of finance receivables. The Company provides its global operations guarantees and standby letters of credit through various financial institutions to suppliers, customers, regulatory agencies and insurance providers. If the Company is not able to comply with its contractual obligations, the suppliers, regulatory agencies and insurance providers may draw on the pertinent bank (refer to note 15 to the consolidated financial statements, which is contained in Item 8 of this annual report on Form 10-K). The Company has sold finance receivables to financial institutions while continuing to service the receivables. The Company records these sales by

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2014
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

removing finance receivables from the consolidated balance sheets and recording gains and losses in the consolidated statement of operations (refer to note 7 to the consolidated financial statements, which is contained in Item 8 of this annual report on Form 10-K).

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

The Company’s significant accounting policies are described in note 1 to the consolidated financial statements, which is contained in Item 8 of this annual report on Form 10-K. Management believes that, of its significant accounting policies, its policies concerning revenue recognition, allowances for credit losses, inventory reserves, goodwill, long-lived assets, taxes on income, contingencies and pensions and post-retirement benefits are the most critical because they are affected significantly by judgments, assumptions and estimates. Additional information regarding these policies is included below.

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
AND RESULTS OF OPERATIONS as of December 31, 2014
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

Goodwill Goodwill is the cost in excess of the net assets of acquired businesses (refer to note 11 to the consolidated financial statements, which is contained in Item 8 of this annual report on Form 10-K). The Company tests all existing goodwill at least annually as of November 30 for impairment on a reporting unit basis. The Company tests for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the carrying value of a reporting unit below its reported amount. The Company’s five reporting units are defined as Domestic and Canada, Brazil, LA, AP and EMEA. Each year, the Company may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. In evaluating whether it is more likely than not the fair value of a reporting unit is less than its carrying amount, the Company considers the following events and circumstances, among others, if applicable: (a) macroeconomic conditions such as general economic conditions, limitations on accessing capital or other developments in equity and credit markets; (b) industry and market considerations such as competition, multiples or metrics and changes in the market for the Company's products and services or regulatory and political environments; (c) cost factors such as raw materials, labor or other costs; (d) overall financial performance such as cash flows, actual and planned revenue and earnings compared with actual and projected results of relevant prior periods; (e) other relevant events such as changes in key personnel, strategy or customers; (f) changes in the composition of a reporting unit's assets or expected sales of all or a portion of a reporting unit; and (g) any sustained decrease in share price.

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

The techniques used in the Company's qualitative assessment and, if necessary, two-step impairment test have incorporated a number of assumptions that the Company believes to be reasonable and to reflect market conditions forecast at the assessment date. Assumptions in estimating future cash flows are subject to a high degree of judgment. The Company makes all efforts to forecast future cash flows as accurately as possible with the information available at the time the forecast is made. To this end, the Company evaluates the appropriateness of its assumptions as well as its overall forecasts by comparing projected results of upcoming years with actual results of preceding years and validating that differences therein are reasonable. Key assumptions, all of which are Level 3 inputs (refer to note 19 to the consolidated financial statements, which is contained in Item 8 of this annual report on Form 10-K), relate to price trends, material costs, discount rate, customer demand, and the long-term growth and foreign exchange rates. A number of benchmarks from independent industry and other economic publications were also used. Changes in assumptions and estimates after the assessment date may lead to an outcome where impairment charges would be required in future periods. Specifically, actual results may vary from the Company’s forecasts and such variations may be material and unfavorable, thereby triggering the need for future impairment tests where the conclusions may differ in reflection of prevailing market conditions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2014
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in thousands, except per share amounts)

Management determined that the Brazil and AP reporting units had excess fair value of approximately $61,000 or 17 percent and approximately $114,200 or 39 percent, respectively, when compared to their carrying amounts. The Domestic and Canada and LA reporting units had excess fair value greater than 100 percent when compared to their carrying amounts.

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
AND RESULTS OF OPERATIONS as of December 31, 2014
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

The following table represents assumed healthcare cost trend rates at December 31:

	2014	2013
Healthcare cost trend rate assumed for next year	7.5%	7.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that rate reaches ultimate trend rate	2020	2019

The healthcare trend rates are reviewed based upon the results of actual claims experience. The Company used healthcare cost trends of 7.5 percent in both 2015 and 2014 decreasing to an ultimate trend of 5.0 percent in 2020 for both medical and prescription drug benefits using the Society of Actuaries Long Term Trend Model with assumptions based on the 2008 Medicare Trustees’ projections. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

	One-Percentage-Point Increase	One-Percentage-Point Decrease
Effect on total of service and interest cost	$34	$(32)
Effect on other post-retirement benefit obligation	$928	$(836)

During 2014, the Society of Actuaries released a series of updated mortality tables resulting from recent studies conducted by them measuring mortality rates for various groups of individuals. As of December 31, 2014, the Company updated theses mortality tables which reflect improved trends in longevity and therefore have the effect of increasing the estimate of benefits to be received by plan participants. Management will continue to monitor assumptions used for our actuarial projections along with any funding requirements for the plans.

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
AND RESULTS OF OPERATIONS as of December 31, 2014
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

•
changes in political, economic or other factors such as currency exchange rates, inflation rates, recessionary or expansive trends, taxes and regulations and laws affecting the worldwide business in each of the Company's operations;

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

•
the Company's ability to achieve benefits from its cost-reduction initiatives and other strategic changes, including its multi-year realignment plan and other restructuring actions, as well as its business process outsourcing initiative; and

•	the risk factors described above under "Part I - Item 1A - Risk Factors” of this Form 10-K.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's Venezuelan operations consist of a fifty-percent owned subsidiary, which is consolidated. Venezuela financial results are measured using the U.S. dollar as its functional currency because its economy is considered highly inflationary. On March 24, 2014, the Venezuelan government announced a currency exchange mechanism, SICAD 2, which yielded an exchange rate significantly higher than the rates established through the other regulated exchange mechanisms. Management determined that it was unlikely that the Company would be able to convert bolivars under a currency exchange other than SICAD 2. On March 31, 2014, the Company remeasured its Venezuelan balance sheet using the SICAD 2 rate of 50.86 compared to the previous official government rate of 6.30, resulting in a decrease of $6,051 to the Company’s cash balance and net losses of $12,101 that were recorded within foreign exchange (loss) gain, net in the consolidated statements of operations in the first quarter of 2014. In addition, as a result of the currency devaluation, the Company recorded a $4,073 lower of cost or market adjustment related to its service inventory within service cost of sales in the consolidated statements of operations in the first quarter of 2014. In the future, if the Company converts bolivars at a rate other than the SICAD 2 rate, the Company may realize additional gains or losses that would be recorded in the statements of operations. The Company's Venezuelan operations represented less than one percent of the Company's total assets as of December 31, 2014 and less than one percent of net sales for the year ended December 31, 2014. The Company does not expect its Venezuelan operations to be a significant component of its consolidated revenue or operating profit during 2015.

The Company is exposed to foreign currency exchange rate risk inherent in its international operations denominated in currencies other than the U.S. dollar. A hypothetical 10 percent movement in the applicable foreign exchange rates would have resulted in an increase or decrease in 2014 and 2013 year-to-date operating profit of approximately $10,088 and $341, respectively. The sensitivity model assumes an instantaneous, parallel shift in the foreign currency exchange rates. Exchange rates rarely move in the same direction. The assumption that exchange rates change in an instantaneous or parallel fashion may overstate the impact of changing exchange rates on amounts denominated in a foreign currency.

The Company’s risk-management strategy uses derivative financial instruments such as forwards to hedge certain foreign currency exposures. The intent is to offset gains and losses that occur on the underlying exposures, with gains and losses on the derivative contracts hedging these exposures. The Company does not enter into derivatives for trading purposes. The Company’s primary exposures to foreign exchange risk are movements in the euro/U.S. dollar, U.S. dollar/Brazilian real/U.S. dollar and Chinese yuan renminbi/U.S. dollar. There were no significant changes in the Company’s foreign exchange risks in 2014 compared with 2013.

The Company manages interest rate risk with the use of variable rate borrowings under its committed and uncommitted credit facilities and interest rate swaps. Variable rate borrowings under the credit facilities totaled $280,369 and $293,962 at December 31, 2014 and 2013, respectively, of which $50,000 for both years was effectively converted to fixed rate using interest rate swaps. A one percentage point increase or decrease in interest rates would have resulted in an increase or decrease in interest expense of approximately $2,331 and $2,391 for 2014 and 2013, respectively, including the impact of the swap agreements. The Company’s primary exposure to interest rate risk is movements in the LIBOR, which is consistent with prior periods.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Diebold, Incorporated:
We have audited the accompanying consolidated balance sheets of Diebold, Incorporated and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive (loss) income, equity, and cash flows for each of the years in the three‑year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule, Schedule II “Valuation and Qualifying Accounts.” These consolidated financial statements and the financial statement schedule are the responsibility of Diebold, Incorporated’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diebold, Incorporated and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Diebold, Incorporated’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 17, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP

Cleveland, Ohio
February 17, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Diebold, Incorporated:
We have audited Diebold, Incorporated’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Diebold, Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A(b) of the Diebold, Incorporated’s December 31, 2014 annual report on Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Diebold, Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Diebold, Incorporated and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive (loss) income, equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 17, 2015 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP

Cleveland, Ohio
February 17, 2015

DIEBOLD, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,
	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$322,017	$230,709
Short-term investments	136,653	242,988
Trade receivables, less allowances for doubtful accounts of $23,011 and $24,872, respectively)	477,937	447,239
Inventories	405,173	376,462
Deferred income taxes	110,999	110,165
Prepaid expenses	21,994	22,031
Prepaid income taxes	11,713	21,245
Other current assets	169,044	104,511
Total current assets	1,655,530	1,555,350
Securities and other investments	83,625	82,591
Property, plant and equipment, net	169,506	160,895
Goodwill	171,974	179,828
Deferred income taxes	86,544	39,461
Finance lease receivables	90,391	74,516
Other assets	84,566	90,850
Total assets	$2,342,136	$2,183,491

LIABILITIES AND EQUITY
Current liabilities
Notes payable	$25,575	$43,791
Accounts payable	261,708	210,399
Deferred revenue	275,119	234,607
Payroll and other benefits liabilities	116,769	93,845
Other current liabilities	348,552	311,094
Total current liabilities	1,027,723	893,736
Long-term debt	479,794	480,242
Pensions and other benefits	211,043	118,674
Post-retirement and other benefits	20,759	19,282
Deferred income taxes	6,527	9,150
Other long-term liabilities	41,401	41,592
Commitments and contingencies	—	—
Equity
Diebold, Incorporated shareholders' equity
Preferred shares, no par value, 1,000,000 authorized shares, none issued	—	—
Common shares, $1.25 par value, 125,000,000 authorized shares, 79,238,759 and 78,618,517 issued shares, 64,632,400 and 64,068,047 outstanding shares, respectively	99,048	98,273
Additional capital	418,037	385,321
Retained earnings	762,214	722,743
Treasury shares, at cost (14,606,359 and 14,550,470 shares, respectively)	(557,170)	(555,252)
Accumulated other comprehensive loss	(190,525)	(54,321)
Total Diebold, Incorporated shareholders' equity	531,604	596,764
Noncontrolling interests	23,285	24,051
Total equity	554,889	620,815
Total liabilities and equity	$2,342,136	$2,183,491
See accompanying notes to consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year ended December 31,
	2014	2013	2012
Net sales
Services	$1,637,622	$1,637,056	$1,626,521
Products	1,413,431	1,220,435	1,365,172
	3,051,053	2,857,491	2,991,693
Cost of sales
Services	1,147,363	1,222,675	1,215,673
Products	1,124,340	994,460	1,046,400
	2,271,703	2,217,135	2,262,073
Gross profit	779,350	640,356	729,620
Selling and administrative expense	515,551	596,694	527,729
Research, development and engineering expense	93,617	92,315	85,881
Impairment of assets	2,123	72,017	15,783
Gain on sale of assets, net	(12,888)	(2,410)	(1,202)
	598,403	758,616	628,191
Operating profit (loss)	180,947	(118,260)	101,429
Other income (expense)
Investment income	34,501	27,603	37,593
Interest expense	(31,420)	(29,234)	(30,330)
Foreign exchange (loss) gain, net	(11,791)	172	2,654
Miscellaneous, net	(1,648)	(88)	(451)
Income (loss) from continuing operations before taxes	170,589	(119,807)	110,895
Income tax expense	53,570	56,715	28,225
Income (loss) from continuing operations	117,019	(176,522)	82,670
Loss from discontinued operations, net of tax	—	—	(3,125)
Net income (loss)	117,019	(176,522)	79,545
Net income attributable to noncontrolling interests	2,602	5,083	5,942
Net income (loss) attributable to Diebold, Incorporated	$114,417	$(181,605)	$73,603

Basic weighted-average shares outstanding	64,530	63,659	63,061
Diluted weighted-average shares outstanding	65,154	63,659	63,914

Basic earnings (loss) per share
Income (loss) from continuing operations, net of tax	$1.77	$(2.85)	$1.22
Loss from discontinued operations, net of tax	—	—	(0.05)
Net income (loss) attributable to Diebold, Incorporated	$1.77	$(2.85)	$1.17

Diluted earnings (loss) per share
Income (loss) from continuing operations, net of tax	$1.76	$(2.85)	$1.20
Loss from discontinued operations, net of tax	—	—	(0.05)
Net income (loss) attributable to Diebold, Incorporated	$1.76	$(2.85)	$1.15

Amounts attributable to Diebold, Incorporated
Income (loss) from continuing operations, net of tax	$114,417	$(181,605)	$76,728
Loss from discontinued operations, net of tax	—	—	(3,125)
Net income (loss) attributable to Diebold, Incorporated	$114,417	$(181,605)	$73,603
See accompanying notes to consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Year ended December 31,
	2014	2013	2012
Net income (loss)	$117,019	$(176,522)	$79,545
Other comprehensive (loss) income, net of tax:
Translation adjustment (net of tax of $3,588, $2,064, and $0, respectively)	(73,679)	(70,269)	(36,164)
Foreign currency hedges (net of tax of $(307), $(1,719) and $(1,218), respectively)	481	2,844	1,803
Interest rate hedges:
Net income recognized in other comprehensive income (net of tax of $(413), $(483) and $(99), respectively)	680	698	141
Reclassification adjustment for amounts recognized in net income (net of tax of $(114), $(132) and $(230), respectively)	213	192	91
	467	506	50
Pension and other post-retirement benefits:
Prior service credit recognized during the year (net of tax of $146, $308 and $99, respectively)	(236)	(493)	(160)
Net actuarial losses recognized during the year (net of tax of $(1,231), $(5,762) and $(6,544), respectively)	1,996	9,130	10,721
Net actuarial (loss) gain occurring during the year (net of tax of $39,303, $(28,270), and $23,765, respectively)	(63,740)	44,796	(38,939)
Prior service cost recognized due to curtailment (net of tax of $0, $(803) and $0, respectively	—	1,272	—
Net actuarial losses recognized due to curtailment (net of tax of $0, $(21,069) and $0, respectively)	—	33,386	—
Settlements (net of tax of $0, $(7,799) and $(8,303), respectively)	—	12,357	13,604
	(61,980)	100,448	(14,774)
Unrealized (loss) gain on securities, net:
Net (loss) gain recognized in other comprehensive income (net of tax of $7, $(55) and $0, respectively)	(531)	3,932	3,304
Reclassification adjustment for amounts recognized in net income (net of tax of $(29), $(19) and $0, respectively)	2,148	1,372	4,523
	(2,679)	2,560	(1,219)
Other	(24)	1,162	(168)
Other comprehensive (loss) income, net of tax	(137,414)	37,251	(50,472)
Comprehensive (loss) income	(20,395)	(139,271)	29,073
Less: comprehensive income (loss) attributable to noncontrolling interests	1,392	5,616	6,166
Comprehensive (loss) income attributable to Diebold, Incorporated	$(21,787)	$(144,887)	$22,907

See accompanying notes to consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands)

	Common Shares Number Par Value		Additional Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total Diebold, Incorporated Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, January 1, 2012	76,840,956	$96,051	$327,805	$977,572	$(547,737)	$(40,343)	$813,348	$31,274	$844,622
Net income				73,603			73,603	5,942	79,545
Other comprehensive (loss) income						(50,696)	(50,696)	224	(50,472)
Stock options exercised	553,890	692	15,987				16,679		16,679
Restricted stock units issued	164,552	206	(206)				—		—
Performance shares issued	86,196	108	(108)				—		—
Other share-based compensation	15,524	19	(19)				—		—
Income tax benefit from share-based compensation			982				982		982
Share-based compensation expense			13,840				13,840		13,840
Dividends paid				(72,830)			(72,830)		(72,830)
Treasury shares (93,110 shares)					(3,452)		(3,452)		(3,452)
Distributions to noncontrolling interest holders, net							—	(2,092)	(2,092)
Balance, December 31, 2012	77,661,118	$97,076	$358,281	$978,345	$(551,189)	$(91,039)	$791,474	$35,348	$826,822
Net (loss) income				(181,605)			(181,605)	5,083	(176,522)
Other comprehensive income						36,718	36,718	533	37,251
Stock options exercised	591,223	740	15,983				16,723		16,723
Restricted stock units issued	279,920	350	(350)				—		—
Performance shares issued	29,882	37	(37)				—		—
Other share-based compensation	56,374	70	(70)				—		—
Income tax detriment from share-based compensation			(3,918)				(3,918)		(3,918)
Share-based compensation expense			15,432				15,432		15,432
Dividends paid				(73,997)			(73,997)		(73,997)
Treasury shares (130,019 shares)					(4,063)		(4,063)		(4,063)
Distributions to noncontrolling interest holders, net							—	(16,913)	(16,913)
Balance, December 31, 2013	78,618,517	$98,273	$385,321	$722,743	$(555,252)	$(54,321)	$596,764	$24,051	$620,815
Net income				114,417			114,417	2,602	117,019
Other comprehensive loss						(136,204)	(136,204)	(1,210)	(137,414)
Stock options exercised	444,846	556	14,075				14,631		14,631
Restricted stock units issued	134,285	168	(168)				—		—
Other share-based compensation	41,111	51	(75)				(24)		(24)
Income tax detriment from share-based compensation			(2,661)				(2,661)		(2,661)
Share-based compensation expense			21,545				21,545		21,545
Dividends paid				(74,946)			(74,946)		(74,946)
Treasury shares (55,889 shares)					(1,918)		(1,918)		(1,918)
Distributions to noncontrolling interest holders, net							—	(2,158)	(2,158)
Balance, December 31, 2014	79,238,759	$99,048	$418,037	$762,214	$(557,170)	$(190,525)	$531,604	$23,285	$554,889

See accompanying notes to consolidated financial statements.

DIEBOLD INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flow from operating activities
Net income (loss)	$117,019	$(176,522)	$79,545
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	74,072	82,594	78,644
Share-based compensation expense	21,545	15,432	13,840
Excess tax benefits from share-based compensation	(454)	(471)	(1,843)
Impairment of assets	2,123	72,017	15,783
Pension curtailment, settlement and special termination	—	69,561	21,907
Devaluation of Venezuelan balance sheet	12,101	1,584	—
Gain on sale of assets, net	(12,888)	(2,410)	(1,202)
Equity in earnings of an investee	—	—	(702)
Cash flow from changes in certain assets and liabilities, net of the effects of acquisitions
Trade receivables	(58,588)	23,983	(75,275)
Inventories	(53,241)	21,337	20,955
Prepaid expenses	(1,993)	12,908	(3,490)
Prepaid income taxes	9,589	(4,889)	(1,890)
Other current assets	(42,785)	(11,183)	(16,080)
Accounts payable	59,278	(9,659)	2,564
Deferred revenue	51,554	16,522	(21,767)
Deferred income taxes	(11,305)	(15,125)	(10,558)
Pension and other post-retirement benefits	(5,034)	11,026	3,774
Finance lease receivables	(61,579)	(32,593)	23,650
Certain other assets and liabilities	87,492	50,112	7,653
Net cash provided by operating activities	186,906	124,224	135,508
Cash flow from investing activities
Payments for acquisitions, net of cash acquired	(11,749)	—	(28,292)
Proceeds from maturities of investments	477,421	464,331	325,403
Proceeds from sale of investments	39,586	55,987	50,431
Payments for purchases of investments	(428,652)	(537,682)	(377,070)
Proceeds from sale of assets	18,441	7,536	3,357
Capital expenditures	(61,453)	(35,447)	(49,742)
Increase in certain other assets	(19,795)	(13,747)	(13,077)
Purchase of finance receivables, net of cash collections	—	6,303	16,159
Net cash provided by (used in) investing activities	13,799	(52,719)	(72,831)
Cash flow from financing activities
Dividends paid	(74,946)	(73,997)	(72,830)
Debt issuance costs	(1,368)	—	—
Revolving debt borrowings (repayments), net	2,000	(56,000)	70,000
Other debt borrowings	157,676	51,231	117,163
Other debt repayments	(175,501)	(121,901)	(163,538)
Distributions to noncontrolling interest holders	(2,158)	(16,913)	(2,092)
Excess tax benefits from share-based compensation	454	471	1,843
Issuance of common shares	14,607	16,723	16,679
Repurchase of common shares	(1,918)	(4,063)	(3,452)
Net cash used in financing activities	(81,154)	(204,449)	(36,227)
Effect of exchange rate changes on cash	(28,243)	(5,139)	8,422
Increase (decrease) in cash and cash equivalents	91,308	(138,083)	34,872
Cash and cash equivalents at the beginning of the year	230,709	368,792	333,920
Cash and cash equivalents at the end of the year	$322,017	$230,709	$368,792
Cash paid for:
Income taxes	$49,181	$76,480	$49,011
Interest	$31,185	$29,543	$28,917
Significant noncash investing and financing activities:
Accrued holdback for acquisition	$—	$—	$12,000

See accompanying notes to consolidated financial statements.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2014
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

International Operations The financial statements of the Company’s international operations are measured using local currencies as their functional currencies, with the exception of Venezuela's financial results, which are measured using the currency exchange mechanism, SICAD 2. The Company translates the assets and liabilities of its non-U.S. subsidiaries at the exchange rates in effect at year end and the results of operations at the average rate throughout the year. The translation adjustments are recorded directly as a separate component of shareholders’ equity, while transaction gains (losses) are included in net income. Sales to customers outside the United States in relation to total consolidated net sales approximated 56.1 percent, 52.3 percent and 48.7 percent in 2014, 2013 and 2012, respectively.

Venezuelan Currency Devaluation The Company's Venezuelan operations consist of a fifty-percent owned subsidiary, which is consolidated. Venezuela financial results are measured using the U.S. dollar as its functional currency because its economy is considered highly inflationary. On March 24, 2014, the Venezuelan government announced a currency exchange mechanism, SICAD 2, which yielded an exchange rate significantly higher than the rates established through the other regulated exchange mechanisms. Management determined that it was unlikely that the Company would be able to convert bolivars under a currency exchange other than SICAD 2. On March 31, 2014, the Company remeasured its Venezuelan balance sheet using the SICAD 2 rate of 50.86 compared to the previous official government rate of 6.30, resulting in a decrease of $6,051 to the Company’s cash balance and net losses of $12,101 that were recorded within foreign exchange (loss) gain, net in the consolidated statements of operations in the first quarter of 2014. In addition, as a result of the currency devaluation, the Company recorded a $4,073 lower of cost or market adjustment related to its service inventory within service cost of sales in the consolidated statements of operations in the first quarter of 2014. In the future, if the Company converts bolivars at a rate other than the SICAD 2 rate, the Company may realize additional gains or losses that would be recorded in the statements of operations. The Company's Venezuelan operations represented less than one percent of the Company's total assets as of December 31, 2014 and less than one percent of net sales for the year ended December 31, 2014. The Company does not expect its Venezuelan operations to be a significant component of its consolidated revenue or operating profit during 2015.

Acquisition and Divestiture In the third quarter of 2014, the Company acquired Cryptera A/S (Cryptera), a supplier of the Company's encrypting PIN pad technology and a world leader in the research and development of secure payment technologies. The total purchase price was approximately $13,000 and Cryptera is included in the Europe, Middle East and Africa (EMEA) segment within the Company' s consolidated financial statements from July 1, 2014, the date of acquisition. In the second quarter of 2014, the Company divested its check and payment processing subsidiary, Diebold Eras, Incorporated (Eras), which resulted in a gain of $13,709 recognized within gain on sale of assets, net in the consolidated statement of operations. Eras was included in the North America (NA) segment. Total assets and operating results of Eras were not significant to the consolidated financial statements.

Reclassification The Company has reclassified the presentation of certain prior-year information to conform to the current presentation.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2014
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share amounts)

Revenue Recognition The Company’s revenue recognition policy is consistent with the requirements of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 605, Revenue Recognition (ASC 605). In general, the Company records revenue when it is realized, or realizable and earned. The Company considers revenue to be realized, or realizable and earned when, persuasive evidence of an arrangement exists, the products or services have been approved by the customer after delivery and/or installation acceptance or performance of services; the sales price is fixed or determinable within the contract; and collectability is reasonably assured. The Company's products include both hardware and the software required for the equipment to operate as intended, and for product sales, the Company determines the earnings process is complete when title, risk of loss and the right to use the product has transferred to the customer. Within the North America region, the earnings process is completed upon customer acceptance. Where the Company is contractually responsible for installation, customer acceptance occurs upon completion of the installation of all equipment at a job site and the Company’s demonstration that the equipment is in operable condition. Where the Company is not contractually responsible for installation, customer acceptance occurs upon shipment or delivery to a customer location depending on the terms within the contract. Internationally, customer acceptance is upon the earlier of delivery or completion of the installation depending on the terms in the contract with the customer.

The application of ASC 605 to the Company's customer contracts requires judgment, including the determination of whether an arrangement includes multiple deliverables such as hardware, software, maintenance and/or other services. For contracts that contain multiple deliverables, total arrangement consideration is allocated at the inception of the arrangement to each deliverable based on the relative selling price method. The relative selling price method is based on a hierarchy consisting of vendor specific objective evidence (VSOE) (price when sold on a stand-alone basis), if available, or third-party evidence (TPE), if VSOE is not available, or estimated selling price (ESP) if neither VSOE nor TPE is available. The Company's ESP is consistent with the objective of determining VSOE, which is the price at which we would expect to transact on a stand-alone sale of the deliverable. The determination of ESP is based on applying significant judgment to weigh a variety of company-specific factors including our pricing practices, customer volume, geography, internal costs and gross margin objectives, information gathered from experience in customer negotiations, recent technological trends, and competitive landscape. In contracts that involve multiple deliverables with separately priced extended warranty and product maintenance, these services are typically accounted for under FASB ASC 605-20, Separately Priced Extended Warranty and Product Maintenance Contracts where stated price is recognized ratably over the period.

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

The Company has the following revenue streams related to sales to its customers:

Financial Self-Service Product & Managed Service Revenue Financial self-service (FSS) products are primarily automated teller machines (ATMs) and other equipment primarily used in the banking industry which include both hardware and the software required for the equipment to operate as intended. The Company also provides service contracts on FSS products that typically cover a 12-month period and can begin at any time after the warranty period expires. The service provided under warranty is limited as compared to those offered under service contracts. Further, warranty is not considered a separate deliverable of the sale and covers only replacement of defective parts inclusive of labor. Service contracts provide additional services beyond those covered under the warranty, including preventative maintenance service, cleaning, supplies stocking and cash handling, all of which are not essential to the functionality of the equipment. Service revenue also includes services and parts the Company provides on a billed-work basis that are not covered by warranty or service contract. The Company also provides customers with integrated services such as outsourced and managed services, including remote monitoring, trouble-shooting, training, transaction processing, currency management, maintenance or full support services.

Electronic Security Products & Managed Service Revenue The Company provides global product sales, service, installation, project management for longer-term contracts and monitoring of original equipment manufacturer electronic security products to financial, government, retail and commercial customers. These solutions provide the Company’s customers a single-source solution to their electronic security needs.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2014
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share amounts)

Physical Security & Facility Revenue The Company designs, manufactures and/or procures and installs physical security and facility products. These consist of vaults, safe deposit boxes and safes, drive-up banking equipment and a host of other banking facilities products.

Brazil Other The Company offers election and lottery systems product solutions and support to the Brazilian government. Election systems revenue consists of election equipment sales, networking, tabulation and diagnostic software development, training, support and maintenance. Lottery systems revenue primarily consists of equipment sales. The election and lottery equipment components are included in product revenue. The software development, training, support and maintenance components are included in service revenue.

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

Advertising Costs Advertising costs are expensed as incurred and were $16,708, $9,812 and $11,316 in 2014, 2013 and 2012, respectively.

Research, Development and Engineering Research, development and engineering costs are expensed as incurred and were $93,617, $92,315 and $85,881 in 2014, 2013 and 2012, respectively.

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

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2014
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share amounts)

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

Fair Value The Company measures its financial assets and liabilities using one or more of the following three valuation techniques:

Valuation technique	Description
Market approach	Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
Cost approach	Amount that would be required to replace the service capacity of an asset (replacement cost).
Income approach	Techniques to convert future amounts to a single present amount based upon market expectations.

The hierarchy that prioritizes the inputs to valuation techniques used to measure fair value is divided into three levels:

Fair value level	Description
Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities.
Level 2
Unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active or inputs, other than quoted prices in active markets, that are observable either directly or indirectly.

Level 3	Unobservable inputs for which there is little or no market data.

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company uses the end of period when determining the timing of transfers between levels.

Short-Term Investments The Company had investments in certificates of deposit that were recorded at cost, which approximates fair value. Additionally, the Company has investments in U.S. dollar indexed bond funds that are classified as available-for-sale and stated at fair value. U.S. dollar indexed bond funds are reported at net asset value, which is the practical expedient for fair value as determined by banks where funds are held.
Assets Held in Rabbi Trusts / Deferred Compensation The fair value of the assets held in rabbi trusts (refer to notes 6 and 13) is derived from investments in a mix of money market, fixed income and equity funds managed by Bank of America/Merrill Lynch. The related deferred compensation liability is recorded at fair value.
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
Interest Rate Swaps The Company has variable rate debt and is subject to fluctuations in interest related cash flows due to changes in market interest rates. The Company’s policy allows it to periodically enter into derivative instruments designated as cash flow hedges to fix some portion of future variable rate based interest expense. The Company executed two pay-fixed receive-variable interest rate swaps to hedge against changes in the London Interbank Offered Rate (LIBOR) benchmark interest rate on a portion of the Company’s LIBOR-based borrowings. The fair value of the swap is determined using the income approach and is calculated based on LIBOR rates at the reporting date.
Assets and Liabilities Not Measured at Fair Value on a Recurring Basis In addition to assets and liabilities that are measured at fair value on a recurring basis, the Company also measures certain assets and liabilities at fair value on a nonrecurring basis. Our non-financial assets, including goodwill, intangible assets and property, plant and equipment, are measured at fair value when there is an indication of impairment. These assets are recorded at fair value, determined using level 3 inputs, only when an impairment charge is recognized. Further details regarding the Company's goodwill impairment review appear in note 11.
Assets and Liabilities Recorded at Carrying Value The fair value of the Company’s cash and cash equivalents, trade receivables and accounts payable, approximates the carrying value due to the relative short maturity of these instruments.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2014
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

Refer to note 19 for further details of assets and liabilities subject to fair value measurement.

Trade Receivables The Company evaluates the collectability of trade receivables based on a percentage of sales related to historical loss experience and current trends. The Company will also record periodic adjustments for known events such as specific customer circumstances and changes in the aging of accounts receivable balances. After all efforts at collection have been unsuccessful, the account is deemed uncollectible and is written off.

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

Goodwill Goodwill is the cost in excess of the net assets of acquired businesses (refer to note 11). The Company tests all existing goodwill at least annually as of November 30 for impairment on a reporting unit basis. The Company tests for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the carrying value of a reporting unit below its reported amount. The Company’s reporting units are defined as Domestic and Canada, Latin America (LA), Brazil, Asia Pacific (AP), and Europe, Middle East and Africa (EMEA). Each year, the Company may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. In evaluating whether it is more likely than not the fair value of a reporting unit is less than its carrying amount, the Company considers the following events and circumstances, among others, if applicable: (a) macroeconomic conditions such as general economic conditions, limitations on accessing capital or other developments in equity and credit markets; (b) industry and market considerations such as competition, multiples or metrics and changes in the market for the Company's products and services or regulatory and political environments; (c) cost factors such as raw materials, labor or other costs; (d) overall financial performance such as cash flows, actual and planned revenue and earnings compared with actual and projected results of relevant prior periods; (e) other relevant events such as changes in key personnel, strategy or customers; (f) changes in the composition of a reporting unit's assets or expected sales of all or a portion of a reporting unit; and (g) any sustained decrease in share price.

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

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2014
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share amounts)

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

The techniques used in the Company's qualitative assessment and, if necessary, two-step impairment test have incorporated a number of assumptions that the Company believes to be reasonable and to reflect market conditions forecast at the assessment date. Assumptions in estimating future cash flows are subject to a high degree of judgment. The Company makes all efforts to forecast future cash flows as accurately as possible with the information available at the time the forecast is made. To this end, the Company evaluates the appropriateness of its assumptions as well as its overall forecasts by comparing projected results of upcoming years with actual results of preceding years and validating that differences therein are reasonable. Key assumptions, all of which are Level 3 inputs, relate to price trends, material costs, discount rate, customer demand and the long-term growth and foreign exchange rates. A number of benchmarks from independent industry and other economic publications were also used. Changes in assumptions and estimates after the assessment date may lead to an outcome where impairment charges would be required in future periods. Specifically, actual results may vary from the Company’s forecasts and such variations may be material and unfavorable, thereby triggering the need for future impairment tests where the conclusions may differ in reflection of prevailing market conditions.

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

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2014
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share amounts)

Recently Adopted Accounting Guidance
In April 2014, the FASB issued Accounting Standards Update (ASU) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08), which includes amendments that change the requirements for reporting discontinued operations and require additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations. In the second quarter of 2014, the Company adopted ASU 2014-08. The adoption of this update did not have a material impact on the financial statements of the Company.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11), which requires entities to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (NOL) or tax credit carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. This accounting standard update requires entities to assess whether to net the unrecognized tax benefit with a deferred tax asset as of the reporting date. The adoption of this update in 2014 did not have a material impact on the financial statements of the Company.

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

No other new accounting pronouncements issued or with effective dates during 2014 had or are expected to have a material impact on the Company's consolidated financial statements.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2014
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share amounts)

NOTE 2: EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is based on the weighted-average number of common shares outstanding. Diluted earnings (loss) per share includes the dilutive effect of potential common shares outstanding. Under the two-class method of computing earnings (loss) per share, non-vested share-based payment awards that contain rights to receive non-forfeitable dividends are considered participating securities. The Company’s participating securities include restricted stock units (RSUs), director deferred shares and shares that were vested but deferred by employees. The Company calculated basic and diluted earnings (loss) per share under both the treasury stock method and the two-class method. For the years presented there were no differences in the earnings (loss) per share amounts calculated using the two methods. Accordingly, the treasury stock method is disclosed below.

The following table represents amounts used in computing earnings (loss) per share and the effect on the weighted-average number of shares of dilutive potential common shares for the years ended December 31:

	2014	2013	2012
Numerator
Income (loss) used in basic and diluted earnings (loss) per share
Income (loss) from continuing operations, net of tax	$114,417	$(181,605)	$76,728
Loss from discontinued operations, net of tax	—	—	(3,125)
Net income (loss) attributable to Diebold, Incorporated	$114,417	$(181,605)	$73,603
Denominator
Weighted-average number of common shares used in basic earnings (loss) per share	64,530	63,659	63,061
Effect of dilutive shares (1)	624	—	853
Weighted-average number of shares used in diluted earnings (loss) per share	65,154	63,659	63,914
Basic earnings (loss) per share
Income (loss) from continuing operations, net of tax	$1.77	$(2.85)	$1.22
Loss from discontinued operations, net of tax	—	—	(0.05)
Net income (loss) attributable to Diebold, Incorporated	$1.77	$(2.85)	$1.17
Diluted earnings (loss) per share
Income (loss) from continuing operations, net of tax	$1.76	$(2.85)	$1.20
Loss from discontinued operations, net of tax	—	—	(0.05)
Net income (loss) attributable to Diebold, Incorporated	$1.76	$(2.85)	$1.15

Anti-dilutive shares
Anti-dilutive shares not used in calculating diluted weighted-average shares	1,053	2,597	2,201

(1)
Incremental shares of 545 thousand were excluded from the computation of diluted EPS for the year ended December 31, 2013 because their effect is anti-dilutive due to the loss from continuing operations.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2014
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share amounts)

NOTE 3: ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the changes in the Company’s accumulated other comprehensive loss (AOCI), net of tax, by component for the year ended December 31:

	Translation	Foreign Currency Hedges	Interest Rate Hedges	Pension and Other Post-retirement Benefits	Unrealized Gain on Securities, Net	Other	Accumulated Other Comprehensive Loss
Balance at December 31, 2012	$68,393	$(4,728)	$(1,466)	$(152,475)	$119	$(882)	$(91,039)
Other comprehensive (loss) income before reclassifications (1)	(70,802)	2,844	698	78,182	3,932	1,162	16,016
Amounts reclassified from AOCI	—	—	(192)	22,266	(1,372)	—	20,702
Net current period other comprehensive (loss) income	(70,802)	2,844	506	100,448	2,560	1,162	36,718
Balance at December 31, 2013	$(2,409)	$(1,884)	$(960)	$(52,027)	$2,679	$280	$(54,321)
Other comprehensive (loss) income before reclassifications (1)	(72,469)	481	680	(63,740)	(531)	(24)	(135,603)
Amounts reclassified from AOCI	—	—	(213)	1,760	(2,148)	—	(601)
Net current period other comprehensive (loss) income	(72,469)	481	467	(61,980)	(2,679)	(24)	(136,204)
Balance at December 31, 2014	$(74,878)	$(1,403)	$(493)	$(114,007)	$—	$256	$(190,525)

(1)
Other comprehensive (loss) income before reclassifications within the translation component excludes losses (gains) of $(535) and $1,210 and translation attributable to noncontrolling interests for December 31, 2014 and 2013, respectively.

The following table summarizes the details about amounts reclassified from AOCI for the year ended December 31:

	2014	2013
	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Affected Line Item in the Statement of Operations
Interest rate hedges (net of tax of $(114) and $(132), respectively)	$(213)	$(192)	Interest expense
Pension and post-retirement benefits:
Net prior service benefit amortization (net of tax of $(146) and $(308), respectively)	(236)	(493)	(1)
Net actuarial losses recognized during the year (net of tax of $1,231 and $5,762, respectively)	1,996	9,130	(1)
Prior service cost recognized during the curtailment (net of tax of $0 and $803, respectively)	—	1,272	(1)
Settlements (net of tax of $0 and $7,799, respectively)	—	12,357	(1)
	1,760	22,266
Unrealized loss on securities (net of tax of $(29) and $(19), respectively)	(2,148)	(1,372)	Investment income
Total reclassifications for the period	$(601)	$20,702
(1) Pension and other post-retirement benefits AOCI components are included in the computation of net periodic benefit cost (refer to note 13 to the consolidated financial statements).

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2014
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share amounts)

NOTE 4: SHARE-BASED COMPENSATION AND EQUITY

Dividends On the basis of amounts declared and paid quarterly, the annualized dividends per share were $1.15, $1.15 and $1.14 for the years ended December 31, 2014, 2013 and 2012, respectively.

Share-Based Compensation Cost The Company recognizes costs resulting from all share-based payment transactions based on the fair market value of the award as of the grant date. Awards are valued at fair value and compensation cost is recognized on a straight-line basis over the requisite periods of each award. The Company estimated forfeiture rates are based on historical experience. To cover the exercise and/or vesting of its share-based payments, the Company generally issues new shares from its authorized, unissued share pool. The number of common shares that may be issued pursuant to the Amended and Restated 1991 Equity and Performance Incentive Plan (as amended and restated as of February 12, 2014) (1991 Plan) was 9,126,005, of which 5,532,005 shares were available for issuance at December 31, 2014.

The following table summarizes the components of the Company’s employee and non-employee share-based compensation programs recognized as selling and administrative expense for the years ended December 31:

	2014	2013	2012
Stock options
Pre-tax compensation expense	$2,696	$6,032	$2,572
Tax benefit	(998)	(2,198)	(825)
Stock option expense, net of tax	$1,698	$3,834	$1,747

Restricted stock units
Pre-tax compensation expense	$6,075	$5,580	$5,741
Tax benefit	(1,887)	(1,672)	(1,809)
RSU expense, net of tax	$4,188	$3,908	$3,932

Performance shares
Pre-tax compensation expense	$12,494	$2,162	$4,425
Tax benefit	(4,237)	(768)	(1,602)
Performance share expense, net of tax	$8,257	$1,394	$2,823

Director deferred shares
Pre-tax compensation expense	$280	$1,158	$1,102
Tax benefit	(109)	(428)	(408)
Director deferred share expense, net of tax	$171	$730	$694

Total share-based compensation
Pre-tax compensation expense	$21,545	$14,932	$13,840
Tax benefit	(7,231)	(5,066)	(4,644)
Total share-based compensation, net of tax	$14,314	$9,866	$9,196

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2014
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share amounts)

The following table summarizes information related to unrecognized share-based compensation costs as of December 31, 2014:

	Unrecognized Cost	Weighted-Average Period
		(years)
Stock options	$3,460	1.3
RSUs	9,099	1.8
Performance shares	11,528	1.7
	$24,087

SHARE-BASED COMPENSATION AWARDS
Stock options, RSUs, restricted shares and performance shares have been issued to officers and other management employees under the Company’s 1991 Plan.

Stock Options
Stock options generally vest after a one- to four-year period and have a maturity of ten years from the issuance date. Option exercise prices equal the closing price of the Company’s common shares on the date of grant. The estimated fair value of the options granted was calculated using a Black-Scholes option pricing model using the following assumptions:

	2014	2013	2012
Expected life (in years)	5	6	6-7
Weighted-average volatility	31%	38%	41%
Risk-free interest rate	1.47-1.66%	1.08-1.27%	0.83-1.39%
Expected dividend yield	3.59%	3.23-3.59%	3.08-3.23%
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

Options outstanding and exercisable as of December 31, 2014 and changes during the year ended were as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
		(per share)	(in years)
Outstanding at January 1, 2014	1,954	$39.63
Expired or forfeited	(355)	$51.45
Exercised	(445)	$32.89
Granted	454	$34.20
Outstanding at December 31, 2014	1,608	$37.11	6	$2,277
Options exercisable at December 31, 2014	871	$40.17	3	$1,359
Options vested and expected to vest (2) at December 31, 2014	1,580	$37.19	6	$2,227

(1)
The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing share price on the last trading day of the year in 2014 and the exercise price, multiplied by the number of “in-the-money” options) that would have been received by the option holders had all option holders exercised their options on December 31, 2014. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common shares.

(2)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumption to total outstanding non-vested options.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2014
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share amounts)

The aggregate intrinsic value of options exercised for the years ended December 31, 2014, 2013 and 2012 was $2,149, $2,083 and $4,393, respectively. The weighted-average grant-date fair value of stock options granted for the years ended December 31, 2014, 2013 and 2012 was $6.75, $7.79 and $10.43, respectively. Total fair value of stock options vested during the years ended December 31, 2014, 2013 and 2012 was $1,769, $8,043 and $3,413, respectively. Exercise of options during the year ended December 31, 2014, 2013 and 2012 resulted in cash receipts of $14,607, $16,723 and $16,679, respectively.

Restricted Stock Units
Each RSU provides for the issuance of one common share of the Company at no cost to the holder and are granted to both employees and non-employee directors. RSUs for employees vest after a four- or seven-year period and for non-employee directors vest after one year. During the vesting period, employees are paid the cash equivalent of dividends on RSUs. Non-vested employee RSUs are forfeited upon termination unless the Board of Directors determines otherwise.

Non-vested RSUs outstanding as of December 31, 2014 and changes during the year ended were as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2014	499	$32.28
Forfeited	(62)	$32.90
Vested	(134)	$32.72
Granted	350	$35.25
Non-vested at December 31, 2014	653	$33.72

(1)
The RSUs granted during the year ended December 31, 2014 include 35 thousand one-year RSUs to non-employee directors under the 1991 Plan. These RSUs have a weighted-average grant-date fair value of $39.35.

The weighted-average grant-date fair value of RSUs granted for the years ended December 31, 2014, 2013 and 2012 was $35.25, $30.14 and $35.16, respectively. The total fair value of RSUs vested during the years ended December 31, 2014, 2013 and 2012 was $4,394, $9,176 and $4,202, respectively.

Performance Shares
Performance shares are granted based on certain management objectives, as determined by the Board of Directors each year. Each performance share earned entitles the holder to one common share of the Company. The Company's performance shares include performance objectives that vest and are calculated after a three-year period as well as performance objectives that vest proportionately over a three-year period which are calculated annually. No shares are granted unless certain management threshold objectives are met.

Non-vested performance shares outstanding as of December 31, 2014 and changes during the year ended were as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2014 (1)	542	$37.10
Forfeited	(173)	$39.63
Granted (2)	778	$38.07
Non-vested at December 31, 2014	1,147	$37.38

(1)
Non-vested performance shares are based on a maximum potential payout. Actual shares granted at the end of the performance period may be less than the maximum potential payout level depending on achievement of performance share objectives. Performance shares are based on certain annual management objectives, as determined by the Board of Directors.

(2)
The maximum performance shares granted during the year ended December 31, 2014 include 439 thousand shares that vest proportionately over a three-year period and have a weighted-average grant-date fair value of $35.49.

The weighted-average grant-date fair value of performance shares granted for the years ended December 31, 2014, 2013 and 2012 was $38.07, $29.15 and $44.25, respectively. The total fair value of performance shares vested during the years ended December 31, 2014, 2013 and 2012 was $0, $1,090 and $2,521, respectively.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2014
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share amounts)

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

As of December 31, 2014, there were 143 non-employee director deferred shares vested and outstanding. There were no deferred shares granted in 2014. The weighted-average grant-date fair value of deferred shares granted for the years ended December 31, 2013 and 2012 was $29.73 and $40.54, respectively. The aggregate intrinsic value of deferred shares released during the years ended December 31, 2014, 2013 and 2012 was $121, $1,023 and $247, respectively. Total fair value of deferred shares vested for the years ended December 31, 2014, 2013 and 2012 was $898, $1,090 and $979, respectively.

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

NOTE 5: INCOME TAXES

The following table presents components of income (loss) from continuing operations before income taxes for the years ended December 31:

	2014	2013	2012
Domestic	$1,054	$(171,878)	$(37,910)
Foreign	169,535	52,071	148,805
Total	$170,589	$(119,807)	$110,895

The following table presents the components of income tax expense (benefit) from continuing operations for the years ended December 31:

	2014	2013	2012
Current
U.S. federal	$5,857	$10,453	$3,381
Foreign	61,414	59,481	39,185
State and local	723	3,231	2,006
Total current	67,994	73,165	44,572
Deferred
U.S. federal	(2,660)	(20,180)	(2,344)
Foreign	(9,387)	9,678	(13,159)
State and local	(2,377)	(5,948)	(844)
Total deferred	(14,424)	(16,450)	(16,347)
Income tax expense	$53,570	$56,715	$28,225

In addition to the income tax expense listed above for the years ended December 31, 2014, 2013 and 2012, income tax (benefit) expense allocated directly to shareholders equity for the same periods was $(38,545), $67,351 and $(8,909), respectively. Offsetting the income tax expense allocated directly to shareholders equity for the years ended December 31, 2014 and 2013 was a benefit of $9,227 and $9,049, respectively, related to current year movement in valuation allowance.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2014
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share amounts)

Income tax expense (benefit) attributable to income (loss) from continuing operations differed from the amounts computed by applying the U.S. federal income tax rate of 35 percent to pretax income (loss) from continuing operations. The following table presents these differences for the years ended December 31:

	2014	2013	2012
Statutory tax expense (benefit)	$59,706	$(41,932)	$38,813
Brazil nontaxable incentive	(15,454)	(7,849)	(10,622)
Valuation allowance	9,458	43,884	1,609
Brazil tax goodwill amortization	(1,509)	(3,807)	(4,802)
Foreign tax rate differential	(14,853)	(12,432)	(14,332)
Foreign subsidiary earnings	14,621	59,460	10,648
Accrual adjustments	2,243	5,755	494
Non-deductible goodwill	—	5,189	—
FCPA provision, nondeductible portion	—	5,412	2,939
Other	(642)	3,035	3,478
Income tax expense	$53,570	$56,715	$28,225
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
Details of the unrecognized tax benefits are as follows:

	2014	2013
Balance at January 1	$16,545	$13,178
Increases related to prior year tax positions	314	1,489
Increases related to current year tax positions	694	2,864
Settlements	(2,499)	—
Reduction due to lapse of applicable statute of limitations	(87)	(986)
Balance at December 31	$14,967	$16,545

The entire amount of unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate.

The Company classifies interest expense and penalties related to the underpayment of income taxes in the consolidated financial statements as income tax expense. Consistent with the treatment of interest expense, the Company accrues interest income on overpayments of income taxes where applicable and classifies interest income as a reduction of income tax expense in the consolidated financial statements. As of December 31, 2014 and 2013, accrued interest and penalties related to unrecognized tax benefits totaled approximately $7,362 and $5,805, respectively.

It is reasonably possible that the total amount of unrecognized tax benefits will change during the next 12 months. The Company does not expect those changes to have a significant impact on its consolidated financial statements. The expected timing of payments cannot be determined with any degree of certainty.

As of December 31, 2014, the Company is under audit by the Internal Revenue Service (IRS) for tax years ended December 31,
2011, 2012 and 2013. During the year ended December 31, 2014, the IRS completed its examination of the Company’s U.S. federal income tax returns for the years 2008-2010 and issued a Revenue Agent’s Report (RAR). The net tax deficiency, excluding interest,

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2014
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share amounts)

associated with the RAR is $6,300 after net operating loss utilization. The Company appealed the findings in the RAR and a decision is expected in 2015. The Company believes it has adequately provided for any related uncertain tax positions. All federal tax years prior to 2005 are closed by statute. The Company is subject to tax examination in various U.S. state jurisdictions for tax years 2004 to the present, as well as various foreign jurisdictions for tax years 2006 to the present.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31 are as follows:

	2014	2013
Deferred tax assets
Accrued expenses	$56,652	$56,704
Warranty accrual	35,601	25,943
Deferred compensation	15,751	14,839
Allowance for doubtful accounts	9,112	8,141
Inventories	14,057	11,253
Deferred revenue	12,460	14,795
Pension and post-retirement benefits	73,026	45,601
Tax credits	33,393	34,350
Net operating loss carryforwards	68,883	74,472
Capital loss carryforwards	—	2,295
State deferred taxes	17,393	13,489
Other	3,557	—
	339,885	301,882
Valuation allowance	(87,959)	(87,773)
Net deferred tax assets	$251,926	$214,109

Deferred tax liabilities
Property, plant and equipment	$18,316	$15,494
Goodwill and intangible assets	17,508	17,601
Partnership interest	13,105	13,170
Undistributed earnings	14,346	27,766
Other	—	1,130
Net deferred tax liabilities	63,275	75,161
Net deferred tax asset	$188,651	$138,948

Deferred income taxes reported in the consolidated balance sheets as of December 31 are as follows:

	2014	2013
Deferred income taxes - current assets	$110,999	$110,165
Deferred income taxes - long-term assets	86,544	39,461
Other current liabilities	(2,365)	(1,528)
Deferred income taxes - long-term liabilities	(6,527)	(9,150)
Net deferred tax asset	$188,651	$138,948

At December 31, 2014, the Company had foreign and state NOL carryforwards of $489,029, resulting in an NOL deferred tax asset of $68,883. Of these NOL carryforwards, $351,289 expire at various times between 2015 and 2035 and $137,740 does not expire. At December 31, 2014, the Company had a domestic foreign tax credit carryforward resulting in a deferred tax asset of $22,698 that will expire between 2019 and 2023 and a general business credit carryforward resulting in a deferred tax asset of $10,494 that will expire between 2030 and 2035.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2014
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share amounts)

The Company recorded a valuation allowance to reflect the estimated amount of certain foreign and state deferred tax assets that, more likely than not, will not be realized. The net change in total valuation allowance for the years ended December 31, 2014 and 2013 was an increase of $186 and $34,835, respectively. The 2013 increase in valuation allowance is primarily attributable to recording valuation allowances for Brazil and Italy deferred tax assets, partially offset by the release of a valuation allowance for Switzerland deferred tax assets.

For the years ended December 31, 2014 and 2013, provisions were made for foreign withholding taxes and estimated U.S. income taxes, less available tax credits, which may be incurred upon the remittance of certain undistributed earnings in foreign subsidiaries and foreign unconsolidated affiliates. Provisions have not been made for income taxes on approximately $513,117 of undistributed earnings at December 31, 2014 in foreign subsidiaries and corporate joint ventures that are deemed permanently reinvested. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable because such liability, if any, depends on certain circumstances existing if and when remittance occurs. A deferred tax liability will be recognized if and when the Company no longer plans to permanently reinvest these undistributed earnings.

NOTE 6: INVESTMENTS

The Company’s investments, primarily in Brazil, consist of certificates of deposit and U.S. dollar indexed bond funds that are classified as available-for-sale and stated at fair value based upon quoted market prices and net asset values, respectively. Unrealized gains and losses are recorded in AOCI. Realized gains and losses are recognized in investment income and are determined using the specific identification method. Realized gains from the sale of securities for the years ended December 31, 2014 and 2013 were $538 and $3,987, respectively. Proceeds from the sale of available-for-sale securities were $39,586 and $55,987 during the years ended December 31, 2014 and 2013, respectively.

The Company has deferred compensation plans that enable certain employees to defer receipt of a portion of their cash, 401(k) or share-based compensation and non-employee directors to defer receipt of director fees at the participants’ discretion. For deferred cash-based compensation, the Company established rabbi trusts (refer to note 13), which are recorded at fair value of the underlying securities within securities and other investments. The related deferred compensation liability is recorded at fair value within other long-term liabilities. Realized and unrealized gains and losses on marketable securities in the rabbi trusts are recognized in investment income.

The Company’s investments, excluding cash surrender value of insurance contracts of $73,854 and $72,214 as of December 31, 2014 and 2013, respectively, consist of the following:

	Cost Basis	Unrealized Gain/(Loss)	Fair Value
As of December 31, 2014
Short-term investments
Certificates of deposit	$136,653	$—	$136,653
Long-term investments
Assets held in a rabbi trust	$9,327	$444	$9,771

As of December 31, 2013
Short-term investments
Certificates of deposit	$215,010	$—	$215,010
U.S. dollar indexed bond funds	25,263	2,715	27,978
	$240,273	$2,715	$242,988
Long-term investments:
Assets held in a rabbi trust	$10,085	$292	$10,377

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2014
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share amounts)

NOTE 7: FINANCE LEASE RECEIVABLES

The Company provides financing arrangements to customers purchasing its products. These financing arrangements are largely classified and accounted for as sales-type leases.

The following table presents finance lease receivables sold by the Company for the years ended December 31:

	2014	2013	2012
Finance lease receivables sold	$21,958	$—	$50,225

The following table presents the components of finance lease receivables as of December 31:

	2014	2013
Gross minimum lease receivable	$161,241	$109,312
Allowance for credit losses	(385)	(439)
Estimated unguaranteed residual values	6,057	6,979
	166,913	115,852
Less:
Unearned interest income	(1,266)	(9,345)
Unearned residuals	(7,345)	(1,016)
	(8,611)	(10,361)
Total	$158,302	$105,491

Future minimum payments due from customers under finance lease receivables as of December 31, 2014 are as follows:

2015	$59,466
2016	56,226
2017	36,943
2018	4,521
2019	2,050
Thereafter	2,035
$161,241

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2014
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share amounts)

NOTE 8: ALLOWANCE FOR CREDIT LOSSES

The following table summarizes the Company’s allowance for credit losses and amount of financing receivables evaluated for impairment:

	Finance Leases	Notes Receivable	Total
Allowance for credit losses
Balance at January 1, 2013	$525	$2,047	$2,572
Provision for credit losses	8	4,134	4,142
Recoveries	3	—	3
Write-offs	(97)	(2,047)	(2,144)
Balance at December 31, 2013	$439	$4,134	$4,573
Provision for credit losses	243	—	243
Write-offs	(297)	—	(297)
Balance at December 31, 2014	$385	$4,134	$4,519

The Company's allowance of $4,519 and $4,573 for the years ended December 31, 2014 and 2013, respectively, all resulted from individual impairment evaluation. As of December 31, 2014, finance leases and notes receivables individually evaluated for impairment were $153,687 and $23,053, respectively. As of December 31, 2013, finance leases and notes receivables individually evaluated for impairment were $105,930 and $17,340, respectively. As of December 31, 2014 and 2013, the Company’s financing receivables in Brazil were $105,676 and $33,283, respectively. The increase related to customer financing arrangements within the education ministry.

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

As of December 31, 2014 and 2013, the recorded investment in past-due financing receivables on nonaccrual status was $2,182 and $1,670, respectively. The recorded investment in financing receivables past due 90 days or more and still accruing interest was $35 as of December 31, 2014. The recorded investment in impaired notes receivable was $4,134 as of December 31, 2014 and 2013 and was fully reserved.

The following table summarizes the Company’s aging of past-due notes receivable balances:

	December 31,
	2014	2013
30-59 days past due	$85	$85
60-89 days past due	—	—
> 89 days past due	1,518	—
Total past due	$1,603	$85

NOTE 9: INVENTORIES

The following table summarizes the major classes of inventories as of December 31:

	2014	2013
Finished goods	$197,429	$167,577
Service parts	125,570	132,508
Raw materials and work in process	82,174	76,377
Total inventories	$405,173	$376,462

NOTE 10: PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment, at cost less accumulated depreciation and amortization as of December 31:

	Estimated Useful Life
	(years)	2014	2013
Land and land improvements	0-15	$7,044	$7,008
Buildings and building equipment	15	59,754	63,225
Machinery, tools and equipment	5-12	86,513	93,403
Leasehold improvements (1)	10	24,871	26,858
Computer equipment	3-5	57,859	79,719
Computer software	5-10	162,690	154,622
Furniture and fixtures	5-8	65,409	71,492
Tooling	3-5	94,571	85,560
Construction in progress		54,183	17,207
Total property plant and equipment, at cost		$612,894	$599,094
Less accumulated depreciation and amortization		443,388	438,199
Total property plant and equipment, net		$169,506	$160,895
(1) The estimated useful life for leasehold improvements is the lesser of 10 years or the term of the lease.

During 2014, 2013 and 2012, depreciation expense, computed on a straight-line basis over the estimated useful lives of the related assets, was $48,202, $50,151 and $51,447, respectively.

The increase of construction in progress is due to the Company's reinvestment of cost savings from the multi-year alignment strategy. This investment is primarily related to the implementation of an enterprise resource planning (ERP) system in the NA segment.

During 2013 and 2012, the Company recorded impairment charges of $2,017 and $7,835, respectively, related to its property, plant and equipment. Impairment charges in 2012 related primarily to the portion of the Company's global ERP system. Previously capitalized software and software-related costs were impaired due to changes in the ERP implementation plan related to configuration and design.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2014
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share amounts)

NOTE 11: GOODWILL AND OTHER ASSETS

The changes in carrying amounts of goodwill within the Company’s segments are summarized as follows:

	NA	AP	EMEA	LA	Brazil	Total
Goodwill	$112,176	$45,987	$168,714	$5,022	$161,796	$493,695
Accumulated impairment losses	(13,171)	—	(168,714)	—	(38,859)	(220,744)
Balance at January 1, 2013	$99,005	$45,987	$—	$5,022	$122,937	$272,951
Impairment loss	—	—	—	—	(70,000)	(70,000)
Currency translation adjustment	(147)	(4,680)	—	(198)	(18,098)	(23,123)
Goodwill	112,029	41,307	168,714	4,824	143,698	470,572
Accumulated impairment losses	(13,171)	—	(168,714)	—	(108,859)	(290,744)
Balance at December 31, 2013	$98,858	$41,307	$—	$4,824	$34,839	$179,828
Divestiture	(1,600)	—	—	—	—	(1,600)
Currency translation adjustment	(179)	(1,271)	—	(500)	(4,304)	(6,254)
Goodwill	110,250	40,036	168,714	4,324	139,394	462,718
Accumulated impairment losses	(13,171)	—	(168,714)	—	(108,859)	(290,744)
Balance at December 31, 2014	$97,079	$40,036	$—	$4,324	$30,535	$171,974

Goodwill In the fourth quarter of 2014, goodwill was reviewed for impairment based on a two-step test, which resulted in no impairment in any of the Company's reporting units. Management determined that the Brazil and AP reporting units had excess fair value of approximately $61,000 or 17 percent and approximately $114,200 or 39 percent, respectively, when compared to their carrying amounts. The Domestic and Canada and LA reporting units had excess fair value greater than 100 percent when compared to their carrying amounts. During 2014, NA had a reduction to goodwill of $1,600 relating to the sale of Eras.

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

Other Assets Included in other assets are net capitalized computer software development costs of $36,260 and $40,235 as of December 31, 2014 and 2013, respectively. Amortization expense on capitalized software of $18,326, $20,889 and $18,833 was included in product cost of sales for 2014, 2013 and 2012, respectively. Other long-term assets also consist of patents, trademarks and other intangible assets. Where applicable, other assets are stated at cost and, if applicable, are amortized ratably over the relevant contract period or the estimated life of the assets. Fees to renew or extend the term of the Company’s intangible assets are expensed when incurred.

In August 2012, the Company acquired GAS Tecnologia (GAS), a Brazilian internet banking, online payment and mobile banking security company. At June 30, 2013, the Company finalized the purchase accounting with respect to opening balance sheet valuations. Goodwill and amortizable intangible assets resulting from the acquisition were approximately $26,003 and $16,000, respectively.

Impairment of long-lived assets is recognized when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the expected future undiscounted cash flows are less than the carrying amount of the asset, an impairment loss is recognized at that time to reduce the asset to the lower of its fair value or its net book value. For the year ended December 31, 2014, the Company recorded other asset-related impairment charges of $2,123 related to leased assets in which the carrying amount of the assets were not recoverable.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2014
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share amounts)

NOTE 12: DEBT

Outstanding debt balances were as follows:

	December 31,
	2014	2013
Notes payable – current
Uncommitted lines of credit	$24,750	$43,062
Other	825	729
	$25,575	$43,791
Long-term debt
Credit facility	$240,000	$239,000
Senior notes	225,000	225,000
Industrial development revenue bonds	11,900	11,900
Other	2,894	4,342
	$479,794	$480,242
As of December 31, 2014, the Company had various short-term uncommitted lines of credit with borrowing limits of $139,942. The weighted-average interest rate on outstanding borrowings on the short-term uncommitted lines of credit as of December 31, 2014 and 2013 was 2.96 percent and 3.24 percent, respectively. The decrease in the weighted-average interest rate is attributable to the change in mix of borrowings in foreign entities. Short-term uncommitted lines mature in less than one year. The amount available under the short-term uncommitted lines at December 31, 2014 was $115,192.

In August 2014, the Company amended and extended its credit facility. As of December 31, 2014, the Company has increased its borrowing limits under its amended credit facility from $500,000 to $520,000. The amended credit facility expires in August 2019 and did not change any of the covenants related to the previous agreement. Under the terms of the amended credit facility agreement, the Company has the ability, subject to various approvals, to increase the borrowing limits by $250,000. Up to $50,000 of the revolving credit facility is available under a swing line sub-facility. The weighted-average interest rate on outstanding credit facility borrowings as of December 31, 2014 and 2013 was 1.69 percent and 1.36 percent, respectively, which is variable based on the LIBOR. The amount available under the amended credit facility as of December 31, 2014 was $280,000. The Company incurred $1,368 of fees related to its amended credit facility in 2014, which are amortized as a component of interest expense over the term of the facility.

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

Maturities of long-term debt as of December 31, 2014 are as follows:

Maturities of Long-Term Debt
2015	$—
2016	176,091
2017	13,230
2018	50,364
Thereafter	240,109
$479,794

Interest expense on the Company’s debt instruments for the years ended December 31, 2014, 2013 and 2012 was $22,417, $26,896 and $23,454, respectively.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2014
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share amounts)

In 1997, industrial development revenue bonds were issued on behalf of the Company. The proceeds from the bond issuances were used to construct new manufacturing facilities in the United States. The Company guaranteed the payments of principal and interest on the bonds by obtaining letters of credit. The bonds were issued with a 20-year original term and are scheduled to mature in 2017. Each industrial development revenue bond carries a variable interest rate, which is reset weekly by the remarketing agents. The weighted-average interest rate on the bonds was 0.27 percent and 0.36 percent as of December 31, 2014 and 2013, respectively. Interest expense on the bonds for the years ended December 31, 2014, 2013 and 2012 was $95, $96 and $88, respectively.

The Company’s financing agreements contain various restrictive financial covenants, including net debt to capitalization and net interest coverage ratios. As of December 31, 2014, the Company was in compliance with the financial and other covenants in its debt agreements.

NOTE 13: BENEFIT PLANS

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

In July 2013, the Company's board of directors approved the freezing of certain pension and supplemental executive retirement plan (SERP) benefits effective as of December 31, 2013 for U.S.-based salaried employees. The Company recognized the plan freeze in the three-month period ended September 30, 2013 as a curtailment, since it eliminates for a significant number of participants the accrual of defined benefits for all of their future services. The impact of the curtailment includes the one-time accelerated recognition of outstanding unamortized pre-tax prior service cost of $809 within selling and administrative expense and a pre-tax reduction in AOCI of $52,550, attributable to the decrease in long-term pension liabilities. This curtailment event triggered a re-measurement for the affected benefit plans as of July 31, 2013 using a discount rate of 5.06 percent. The re-measurement resulted in a further reduction of long-term pension liabilities and AOCI (pre-tax) related to the actuarial gain occurring during the year of $71,008.

In connection with the voluntary early retirement program in the fourth quarter of 2013, the Company recorded distributions of $138,482 of pension plan assets, of which $15,817 were paid to participants in 2014. Distributions were made via lump-sum payments out of plan assets to participants. These distributions resulted in a non-cash pension charge of $67,593 recognized in selling and administrative expense within the Company's statement of operations. The non-cash pension charge included a $8,704 curtailment loss, a $20,156 settlement loss and $38,733 in special termination benefits. During the fourth quarter of 2012, $62,754 of pension plan assets were distributed to certain deferred terminated vested participants to settle certain salary plan liabilities, which resulted in $21,907 of additional pension expense recognized in selling and administrative expense within the Company's statement of operations.

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
FORM 10-K as of December 31, 2014
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share amounts)

The following tables set forth the change in benefit obligation, change in plan assets, funded status, consolidated balance sheet presentation and net periodic benefit cost for the Company’s defined benefit pension plans and other benefits at and for the years ended December 31:

	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Change in benefit obligation
Benefit obligation at beginning of year	$468,945	$673,711	$13,085	$15,727
Service cost	2,924	11,616	—	—
Interest cost	22,999	27,597	627	628
Actuarial loss (gain)	112,611	(72,187)	1,909	(1,991)
Plan participant contributions	—	—	69	65
Medicare retiree drug subsidy reimbursements	—	—	190	215
Benefits paid	(29,476)	(26,185)	(1,383)	(1,559)
Curtailments	—	(45,858)	—	—
Settlements	—	(138,482)	—	—
Special termination benefits	—	38,733	—	—
Benefit obligation at end of year	$578,003	$468,945	$14,497	$13,085

Change in plan assets
Fair value of plan assets at beginning of year	$346,560	$473,097	$—	$—
Actual return on plan assets	37,499	34,560	—	—
Employer contributions	9,622	3,570	1,314	1,494
Plan participant contributions	—	—	69	65
Benefits paid	(29,476)	(26,185)	(1,383)	(1,559)
Settlements	—	(138,482)	—	—
Fair value of plan assets at end of year (1)	$364,205	$346,560	$—	$—

Funded status	$(213,798)	$(122,385)	$(14,497)	$(13,085)

Amounts recognized in balance sheets
Noncurrent assets	$—	$80	$—	$—
Current liabilities	3,478	4,456	1,361	1,482
Noncurrent liabilities (2)	210,320	118,010	13,136	11,604
Accumulated other comprehensive loss:
Unrecognized net actuarial loss (3)	(176,104)	(77,987)	(4,276)	(2,570)
Unrecognized prior service (cost) benefit (3)	(67)	80	220	446
Net amount recognized	$37,627	$44,479	$10,441	$10,962

Change in accumulated other comprehensive loss
Balance at beginning of year	$(77,906)	$(239,823)	$(2,123)	$(4,049)
Prior service credit recognized during the year	(156)	(313)	(226)	(488)
Net actuarial losses recognized during the year	3,025	14,469	202	423
Net actuarial (losses) gains occurring during the year	(101,134)	71,075	(1,909)	1,991
Prior service cost recognized due to curtailment	—	2,075	—	—
Net actuarial losses recognized due to curtailment	—	54,455	—	—
Settlements	—	20,156	—	—
Balance at end of year	$(176,171)	$(77,906)	$(4,056)	$(2,123)
(1) The fair value of plan assets as of December 31, 2013 reflects distributions of $15,817 paid in 2014 related to the Company's voluntary early retirement program.

(2)	Included in the consolidated balance sheets in pensions and other benefits and other post-retirement benefits are international plans.

(3)	Represents amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2014
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share amounts)

	Pension Benefits			Other Benefits
	2014	2013	2012	2014	2013	2012
Components of net periodic benefit cost
Service cost	$2,924	$11,616	$11,446	$—	$—	$—
Interest cost	22,999	27,597	31,831	627	628	814
Expected return on plan assets	(25,798)	(35,746)	(40,821)	—	—	—
Amortization of prior service cost (1)	(156)	(313)	258	(226)	(488)	(517)
Recognized net actuarial loss	3,025	14,469	16,777	202	423	488
Curtailment loss	—	10,672	—	—	—	—
Settlement loss	—	20,156	21,907	—	—	—
Special termination benefits	—	38,733	—	—	—	—
Net periodic benefit cost	$2,994	$87,184	$41,398	$603	$563	$785

(1)
The annual amortization of prior service cost is determined as the increase in projected benefit obligation due to the plan change divided by the average remaining service period of participating employees expected to receive benefits under the plan.

The following table represents information for pension plans with an accumulated benefit obligation in excess of plan assets at December 31:

	2014	2013
Projected benefit obligation	$578,003	$455,009
Accumulated benefit obligation	$577,639	$454,681
Fair value of plan assets	$364,205	$332,543

The following table represents the weighted-average assumptions used to determine benefit obligations at December 31:

	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Discount rate	4.21%	5.09%	4.21%	5.09%
Rate of compensation increase	N/A	N/A	N/A	N/A

The following table represents the weighted-average assumptions used to determine periodic benefit cost at December 31:

	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Discount rate	5.09%	4.21%	5.09%	4.21%
Expected long-term return on plan assets	7.95%	8.05%	N/A	N/A
Rate of compensation increase	N/A	3.25%	N/A	N/A

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

During 2014, the Society of Actuaries released a series of updated mortality tables resulting from recent studies measuring mortality rates for various groups of individuals. As of December 31, 2014, the Company adopted these mortality tables, which reflect improved trends in longevity and have the effect of increasing the estimate of benefits to be received by plan participants.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2014
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share amounts)

The following table represents assumed healthcare cost trend rates at December 31:

	2014	2013
Healthcare cost trend rate assumed for next year	7.5%	7.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that rate reaches ultimate trend rate	2020	2019

The healthcare trend rates are reviewed based upon the results of actual claims experience. The Company used healthcare cost trends of 7.5 percent in both 2015 and 2014 decreasing to an ultimate trend of 5.0 percent in 2020 and 2019 for both medical and prescription drug benefits using the Society of Actuaries Long Term Trend Model with assumptions based on the 2008 Medicare Trustees’ projections. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans.

A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

	One-Percentage-Point Increase	One-Percentage-Point Decrease
Effect on total of service and interest cost	$34	$(32)
Effect on post-retirement benefit obligation	$928	$(836)

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

The following table summarizes the Company’s target mix for these asset classes in 2015, which are readjusted at least quarterly within a defined range, and the Company’s actual pension plan asset allocation as of December 31, 2014 and 2013:

	Target Allocation Percentage	Actual Allocation Percentage
	2015	2014	2013
Equity securities	45%	45%	41%
Debt securities	40%	40%	33%
Real estate	5%	5%	8%
Other	10%	10%	18%
Total	100%	100%	100%

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2014
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share amounts)

Assets are categorized into a three level hierarchy based upon the assumptions (inputs) used to determine the fair value of the assets.

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

The following table summarizes the fair value of the Company’s plan assets as of December 31, 2014:

	Fair Value	Level 1	Level 2	Level 3
Cash and other	$3,883	$3,883	$—	$—
Mutual funds:
Balanced fund	15,291	15,291	—	—
Equity securities:
U.S. mid cap value	13,949	13,949	—	—
U.S. small cap core	18,477	18,477	—	—
International developed markets	33,875	33,875	—	—
Fixed income securities:
U.S. corporate bonds	51,671	—	51,671	—
International corporate bonds	217	—	217	—
U.S. government	1,948	—	1,948	—
Other fixed income	271	—	271	—
Emerging markets	16,730	—	16,730	—
Common collective trusts:
Real estate (a)	16,768	—	—	16,768
Other (b)	153,753	—	153,753	—
Alternative investments:
Multi-strategy hedge funds (c)	16,593	—	—	16,593
Private equity funds (d)	20,779	—	—	20,779
Fair value of plan assets at end of year	$364,205	$85,475	$224,590	$54,140

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2014
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share amounts)

The following table summarizes the fair value of the Company’s plan assets as of December 31, 2013:

	Fair Value	Level 1	Level 2	Level 3
Cash and other	$20,884	$20,884	$—	$—
Mutual funds:
Balanced fund	13,477	13,477	—	—
Equity securities:
U.S. mid cap value	12,325	12,325	—	—
U.S. small cap core	15,368	15,368	—	—
International developed markets	30,327	30,327	—	—
Fixed income securities:
U.S. corporate bonds	37,414	—	37,414	—
International corporate bonds	850	—	850	—
U.S. government	3,358	—	3,358	—
Other fixed income	893	—	893	—
Emerging markets	14,335	—	14,335	—
Common collective trusts:
Real estate (a)	29,162	—	—	29,162
Other (b)	139,720	—	139,720	—
Alternative investments:
Multi-strategy hedge funds (c)	22,637	—	—	22,637
Private equity funds (d)	21,627	—	—	21,627
Fair value of plan assets at end of year, prior to reduction for anticipated distributions	$362,377	$92,381	$196,570	$73,426
Distributions paid in 2014	(15,817)
Fair value of plan assets at end of year	$346,560

(a)
Real estate common collective trust The objective of the real estate common collective trust (CCT) is to achieve long-term returns through investments in a broadly diversified portfolio of improved properties with stabilized occupancies. As of December 31, 2014, investments in this CCT included approximately 44 percent office, 21 percent residential, 24 percent retail and 11 percent industrial, cash and other. As of December 31, 2013 investments in this CCT included approximately 45 percent office, 23 percent residential, 18 percent retail and 14 percent industrial, cash and other. Investments in the real estate CCT can be redeemed once per quarter subject to available cash, with a 45-day notice.

(b)
Other common collective trusts At December 31, 2014, approximately 58 percent of the other CCTs are invested in fixed income securities including approximately 27 percent in mortgage-backed securities, 47 percent in corporate bonds and 26 percent in U.S. Treasury and other. Approximately 42 percent of the other CCTs at December 31, 2014 are invested in Russell 1000 Fund large cap index funds. At December 31, 2013, approximately 54 percent of the other CCTs are invested in fixed-income securities including approximately 29 percent in mortgage-backed securities, 42 percent in corporate bonds and 29 percent in U.S. Treasury and other. Approximately 46 percent of the other CCTs at December 31, 2013 are invested in Russell 1000 Fund large cap index funds. Investments in fixed-income securities can be redeemed daily.

(c)
Multi-strategy hedge funds The objective of the multi-strategy hedge funds is to diversify risks and reduce volatility. At December 31, 2014 and 2013, investments in this class include approximately 44 percent and 35 percent long/short equity, respectively, 44 percent and 45 percent arbitrage and event investments, respectively, and 10 percent and 20 percent in directional trading, fixed income and other, respectively. Investments in the multi-strategy hedge fund can be redeemed semi-annually with a 95-day notice.

(d)
Private equity funds The objective of the private equity funds is to achieve long-term returns through investments in a diversified portfolio of private equity limited partnerships that offer a variety of investment strategies, targeting low volatility and low correlation to traditional asset classes. As of December 31, 2014 and 2013, investments in these private equity funds include approximately 50 percent, in both years, in buyout private equity funds that usually invest in mature companies with established business plans, 25 percent in both years, in special situations private equity and debt funds that focus on niche investment strategies and 25 percent in both years, in venture private equity funds that invest in early development or expansion of business. Investments in the private equity fund can be redeemed only with written consent from the general partner, which may or may not be granted. At December 31, 2014 and 2013, the Company had unfunded commitments of underlying funds of $5,529 in both years.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2014
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share amounts)

The following table summarizes the changes in fair value of level 3 assets for the years ended December 31:

	2014	2013
Balance, January 1	$73,426	$76,883
Dispositions	(26,167)	(12,850)
Realized and unrealized gain, net	6,881	9,393
Balance, December 31	$54,140	$73,426

The following table represents the amortization amounts expected to be recognized during 2015:

	Pension Benefits	Other Benefits
Amount of net prior service credit	$7	$(159)
Amount of net loss	$6,514	$326

The Company contributed $9,622 to its pension plans, including contributions to the nonqualified plan, and $1,314 to its other post-retirement benefit plan during the year ended December 31, 2014. The Company expects to contribute $18,648 to its pension plans, including the nonqualified plan, and $1,533 to its other post-retirement benefit plan during the year ending December 31, 2015. The following benefit payments, which reflect expected future service, are expected to be paid:

	Pension Benefits	Other Benefits	Other Benefits after Medicare Part D Subsidy
2015	$26,830	$1,533	$1,390
2016	$27,071	$1,505	$1,366
2017	$27,366	$1,473	$1,337
2018	$27,967	$1,425	$1,294
2019	$28,439	$1,367	$1,241
2020-2024	$152,422	$5,936	$5,399

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

	Employees hired prior to July 1, 2003	Employees hired on or after July 1, 2003
Effective January 1, 2012 - December 31, 2013	30% of first 6%	60% of first 6%
Effective January 1, 2014 - December 31, 2014	60% of first 6%	60% of first 6%

The Company match is determined by the Board of Directors and evaluated at least annually. Total Company match was $8,738, $7,667 and $8,357 for the years ended December 31, 2014, 2013 and 2012, respectively. Effective December 31, 2013, the salaried pension plan benefits were frozen and therefore all participants in the Savings Plan began receiving the equal Company basic match percentages in January 2014.

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
FORM 10-K as of December 31, 2014
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share amounts)

NOTE 14: LEASES

The Company’s future minimum lease payments due under non-cancellable operating leases for real estate, vehicles and other equipment at December 31, 2014 are as follows:

	Total	Real Estate	Vehicles and Equipment (a)
2015	$44,790	$30,233	$14,557
2016	33,978	25,892	8,086
2017	23,609	19,205	4,404
2018	16,483	14,725	1,758
2019	13,785	13,004	781
Thereafter	16,638	16,148	490
	$149,283	$119,207	$30,076

(a)
The Company leases vehicles with contractual terms of 36 to 60 months that are cancellable after 12 months without penalty. Future minimum lease payments reflect only the minimum payments during the initial 12-month non-cancellable term.

Under lease agreements that contain escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term. Rental expense under all lease agreements amounted to $72,164, $75,348 and $74,849 for the years ended December 31, 2014, 2013 and 2012, respectively.

NOTE 15: GUARANTEES AND PRODUCT WARRANTIES

In 1997, industrial development revenue bonds were issued on behalf of the Company. The Company guaranteed repayment of the bonds (refer to note 12) by obtaining letters of credit. The carrying value of the bonds was $11,900 as of December 31, 2014 and 2013.

The Company provides its global operations guarantees and standby letters of credit through various financial institutions to suppliers, customers, regulatory agencies and insurance providers. If the Company is not able to make payment, the suppliers, customers, regulatory agencies and insurance providers may draw on the pertinent bank. At December 31, 2014, the maximum future contractual obligations relative to these various guarantees totaled $111,101, of which $27,985 represented standby letters of credit to insurance providers, and no associated liability was recorded. At December 31, 2013, the maximum future payment obligations relative to these various guarantees totaled $87,104, of which $26,035 represented standby letters of credit to insurance providers, and no associated liability was recorded.

The Company provides its customers a standard manufacturer’s warranty and records, at the time of the sale, a corresponding estimated liability for potential warranty costs. Estimated future obligations due to warranty claims are based upon historical factors such as labor rates, average repair time, travel time, number of service calls per machine and cost of replacement parts.

Changes in the Company’s warranty liability balance are illustrated in the following table:

	2014	2013
Balance at January 1	$83,199	$81,751
Current period accruals (1)	81,316	58,736
Current period settlements	(51,167)	(57,288)
Balance at December 31	$113,348	$83,199

(1)	Includes the impact of foreign exchange rate fluctuations.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2014
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share amounts)

NOTE 16: COMMITMENTS AND CONTINGENCIES

Contractual Obligation
At December 31, 2014, the Company had purchase commitments due within one year totaling $3,616 for materials through contract manufacturing agreements at negotiated prices. The amounts purchased under these obligations totaled $11,869 in 2014.

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

At December 31, 2014, the Company was a party to several routine indirect tax claims from various taxing authorities globally that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the consolidated financial statements would not be materially affected by the outcome of these indirect tax claims and/or proceedings or asserted claims.

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

In connection with the Brazilian indirect tax assessment, in May 2013, the SEC requested that the Company retain certain documents and produce certain records relating to the assessment, to which the Company complied. However, in September 2014, the Company was notified by the SEC that it had closed its inquiry relating to the assessment.

In addition, the Company is challenging customs rulings in Thailand seeking to retroactively collect customs duties on previous imports of ATMs. Management believes that the customs authority’s attempt to retroactively assess customs duties is in contravention of World Trade Organization agreements and, accordingly, is challenging the rulings. The matters are currently in the appeals process and management continues to believe that the Company has a valid legal position in these appeals. Accordingly, the Company has not accrued any amount for this contingency; however, the Company cannot provide any assurance that it will not ultimately be subject to a retroactive assessment.

At December 31, 2014 and 2013, the Company had an accrual of approximately $12,500 and $20,750, respectively, related to the Brazilian indirect tax matter disclosed above. The reduction in the accrual is due to the expiration of the statute of limitations related to years subject to audit and foreign currency fluctuations.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2014
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share amounts)

A loss contingency is reasonably possible if it has a more than remote but less than probable chance of occurring. Although management believes the Company has valid defenses with respect to its indirect tax positions, it is reasonably possible that a loss could occur in excess of the estimated accrual, for which the Company estimated the aggregate risk at December 31, 2014 to be up to approximately $229,700 for its material indirect tax matters, of which approximately $175,600 and $26,000, respectively, relates to the Brazilian indirect tax matter and Thailand customs matter disclosed above. The aggregate risk related to indirect taxes is adjusted as the applicable statutes of limitations expire.

Legal Contingencies
At December 31, 2014, the Company was a party to several lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the Company’s financial position or results of operations. In addition, the Company has indemnification obligations with certain former employees, and costs associated with these indemnifications are expensed as incurred. In management’s opinion, the Company's consolidated financial statements would not be materially affected by the outcome of these legal proceedings, commitments or asserted claims.

NOTE 17: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

FOREIGN EXCHANGE
Net Investment Hedges The Company has international subsidiaries with net balance sheet positions that generate cumulative translation adjustments within AOCI. The Company uses derivatives to manage potential changes in value of its net investments in Brazil. The Company uses the forward-to-forward method for its quarterly retrospective and prospective assessments of hedge effectiveness. No ineffectiveness results if the notional amount of the derivative matches the portion of the net investment designated as being hedged because the Company uses derivative instruments with underlying exchange rates consistent with its functional currency and the functional currency of the hedged net investment. Changes in value that are deemed effective are reflected in AOCI until complete liquidation of the subsidiary, when they would be reclassified to income together with the gain or loss on the entire investment. The fair value of the Company’s net investment hedge contracts was $1,221 and $313 as of December 31, 2014 and 2013, respectively. The gain recognized in AOCI on net investment hedge contracts was $788 and $4,563 for the years ended December 31, 2014 and 2013, respectively.

Non-Designated Hedges A substantial portion of the Company’s operations and revenues are international. As a result, changes in foreign exchange rates can create substantial foreign exchange gains and losses from the revaluation of non-functional currency monetary assets and liabilities. The Company’s policy allows the use of foreign exchange forward contracts with maturities of up to 24 months to mitigate the impact of currency fluctuations on those foreign currency asset and liability balances. The Company elected not to apply hedge accounting to its foreign exchange forward contracts. Thus, spot-based gains/losses offset revaluation gains/losses within foreign exchange loss, net and forward-based gains/losses represent interest expense. The fair value of the Company’s non-designated foreign exchange forward contracts was $776 and $705 as of December 31, 2014 and 2013, respectively.

The following table summarizes the gain (loss) recognized on non-designated foreign exchange derivative instruments for the years ended December 31:

	2014	2013
Interest expense	$(6,291)	$(6,406)
Foreign exchange gain, net	21,100	10,900
Total	$14,809	$4,494

INTEREST RATE
Cash Flow Hedges The Company has variable rate debt and is subject to fluctuations in interest related cash flows due to changes in market interest rates. The Company’s policy allows derivative instruments designated as cash flow hedges that fix a portion of future variable-rate interest expense. As of December 31, 2014, the Company has two pay-fixed receive-variable interest rate swaps, with a notional amount totaling $50,000, to hedge against changes in the LIBOR benchmark interest rate on a portion of the Company’s LIBOR-based borrowings. Changes in value that are deemed effective are accumulated in AOCI and reclassified to interest expense when the hedged interest is accrued. To the extent that it becomes probable that the Company’s variable rate borrowings will not occur, the gains or losses on the related cash flow hedges will be reclassified from AOCI to interest expense. The fair value of the Company’s interest rate contracts was $(1,212) and $(2,351) as of December 31, 2014 and 2013, respectively.

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

The gain recognized on designated cash flow hedge derivative instruments for the years ended December 31, 2014 and 2013 were $1,093 and $1,181, respectively. Gains and losses related to interest rate contracts are reclassified from AOCI are recorded in interest expense on the statement of operations. The Company anticipates reclassifying $906 from other comprehensive income to interest expense within the next 12 months.

NOTE 18: RESTRUCTURING AND OTHER CHARGES

The following table summarizes the impact of Company’s restructuring charges (accrual adjustments) on the consolidated statements of operations for the years ended December 31:

	2014	2013	2012
Cost of sales - services	$601	$27,107	$6,226
Cost of sales - products	1,398	1,256	(1,849)
Selling and administrative expense	13	22,561	9,037
Research, development and engineering expense	9,860	6,091	1,827
Total	$11,872	$57,015	$15,241

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2014
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share amounts)

The following table summarizes the Company’s restructuring charges (accrual adjustments) by reporting segment for the years ended December 31:

	2014	2013	2012
Severance
NA	$4,358	$46,582	$10,773
AP	434	1,986	326
EMEA	511	1,231	(276)
LA	1,242	268	184
Brazil	5,327	3,820	3,878
Total Severance	11,872	53,887	14,885

Other
NA	—	1,988	—
AP	—	573	(20)
EMEA	—	567	376
Total Other	—	3,128	356
Total	$11,872	$57,015	$15,241

During the first quarter of 2013, the Company announced a multi-year realignment plan. Certain aspects of this plan were previously disclosed under the Company's global realignment plan and global shared services plan. This multi-year realignment focuses on globalizing the Company's service organization and creating a unified center-led global organization for research and development, as well as transforming the Company's general and administrative cost structure. Restructuring charges of $11,872, $57,015 and $15,241 for the years ended December 31, 2014, 2013 and 2012, respectively, related to the Company’s multi-year realignment plan. Restructuring charges of $31,282 in 2013 related to severance as part of the the voluntary early retirement program elected by approximately 800 participants. Also included were charges related to realignment of resources and certain international facilities to better support opportunities in target markets and leverage software-led services technology to support customers in efforts to optimize overall operational performance. As of December 31, 2014, the Company anticipates additional restructuring costs of $5,000 to $7,000 to be incurred through the end of 2015, primarily within NA and EMEA, along with the realignment of LA and Brazil announced in January 2015. Further details regarding the Company's realignment of LA and Brazil appear in note 20. As of December 31, 2014, the restructuring accrual balance consists of only severance restructuring activities. As management finalizes certain aspects of the realignment plan, the anticipated future costs related to this plan are subject to change.

The following table summarizes the Company's cumulative total restructuring costs for the multi-year realignment plan as of December 31, 2014:

	Severance	Other	Total
Cumulative total restructuring costs for the multi-year realignment plan
NA	$61,713	$1,988	$63,701
AP	2,746	553	3,299
EMEA	1,466	943	2,409
LA	1,694	—	1,694
Brazil	13,025	—	13,025
Total	$80,644	$3,484	$84,128

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2014
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share amounts)

The following table summarizes the Company’s restructuring accrual balances and related activity:

Balance at January 1, 2012	$10,136
Liabilities incurred	15,241
Liabilities paid/settled	(13,533)
Balance at December 31, 2012	$11,844
Liabilities incurred	57,015
Liabilities paid/settled	(33,570)
Balance at December 31, 2013	$35,289
Liabilities incurred	11,872
Liabilities paid/settled	(39,315)
Balance at December 31, 2014	$7,846
Other Charges
Other charges consist of items that the Company has determined are non-routine in nature and are not expected to recur in future operations. Net non-routine income (expenses) of $12,486, $(127,931) and $(42,133) impacted the years ended December 31, 2014, 2013 and 2012, respectively.

Net non-routine income for the year ended December 31, 2014 related primarily to a $13,709 pre-tax gain from the sale of the Eras, recognized in gain on sale of assets, net within the consolidated statements of operations, and $5,821 pre-tax recovery related to indirect taxes in Brazil, within products cost of sales. These gains were partially offset by legal, indemnification and professional fees paid by the Company in connection with ongoing obligations related to a prior settlement recorded within selling and administrative expense.

Net non-routine expenses for 2013 included a $67,593 non-cash pension charge (refer to note 13), additional losses of $28,000 related to the settlement of the FCPA investigation, $17,245 related to settlement of the securities class action, and $9,300 for executive severance costs. These non-routine charges were recorded within selling and administrative expense.

Net non-routine expenses for 2012 included $21,907 related to early pension buy-out payments made to certain deferred terminated vested participants (refer to note 13) and estimated losses of $16,750 related to the FCPA investigation and were recorded within selling and administrative expense.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2014
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share amounts)

NOTE 19: FAIR VALUE OF ASSETS AND LIABILITIES

Refer to note 1 for the Company’s accounting policies related to fair value accounting. Refer to note 13 for assets held in the Company’s defined pension plans, which are measured at fair value. Assets and liabilities subject to fair value measurement are as follows:

	December 31, 2014			December 31, 2013
		Fair Value Measurements Using			Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Assets
Short-term investments
Certificates of deposit	$136,653	$136,653	$—	$215,010	$215,010	$—
U.S. dollar indexed bond funds	—	—	—	27,978	—	27,978
Assets held in rabbi trusts	9,771	9,771	—	10,377	10,377	—
Foreign exchange forward contracts	2,964	—	2,964	1,382	—	1,382
Total	$149,388	$146,424	$2,964	$254,747	$225,387	$29,360

Liabilities
Deferred compensation	$9,771	$9,771	$—	$10,377	$10,377	$—
Foreign exchange forward contracts	967	—	967	364	—	364
Interest rate swaps	1,212	—	1,212	2,351	—	2,351
Total	$11,950	$9,771	$2,179	$13,092	$10,377	$2,715

During the years ended December 31, 2014 and 2013, there were no transfers between levels.

The fair value and carrying value of the Company’s debt instruments are summarized as follows:

	December 31, 2014		December 31, 2013
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes payable	$25,575	$25,575	$43,791	$43,791
Long-term debt	483,621	479,794	489,499	480,242
Total debt instruments	$509,196	$505,369	$533,290	$524,033

NOTE 20:  SEGMENT INFORMATION

The Company considers its operating structure and the information subject to regular review by its President and Chief Executive Officer, who is the Chief Operating Decision Maker (CODM), to identify reportable operating segments. The CODM makes decisions, allocates resources and assesses performance by the following regions, which are also the Company’s five reportable operating segments: NA, AP, EMEA, LA and Brazil. The five geographic segments sell and service FSS and security systems around the globe, as well as elections, lottery and information technology solutions in Brazil, through wholly-owned subsidiaries, majority-owned joint ventures and independent distributors in most major countries.

Certain information not routinely used in the management of the segments, information not allocated back to the segments or information that is impractical to report is not shown. Segment operating profit is defined as revenues less expenses identifiable to the those segments. Segment operating income reconciles to consolidated income (loss) from continuing operations before income taxes by deducting corporate costs and other income or expense items that are not attributed to the segments. Further details regarding the Company's net non-routine income (expense) appear in note 18. Total assets are not allocated to segments and are not included in the assessment of segment performance and therefore are excluded from the segment information disclosed below.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2014
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share amounts)

The following tables represent information regarding the Company’s segment information and provides a reconciliation between segment operating profit (loss) and the consolidated income (loss) from continuing operations before income taxes for the years ended December 31:

	2014	2013	2012
Revenue summary by segment
NA	$1,407,707	$1,415,050	$1,590,532
AP	500,285	479,129	427,542
EMEA	421,141	362,167	325,489
LA	239,409	241,770	258,079
Brazil	482,511	359,375	390,051
Total customer revenues	$3,051,053	$2,857,491	$2,991,693

Intersegment revenues
NA	$68,414	$76,306	$57,240
AP	85,395	99,268	113,116
EMEA	56,582	46,011	43,204
LA	556	—	—
Total intersegment revenues	$210,947	$221,585	$213,560

Segment operating profit
NA	$277,168	$252,737	$294,996
AP	66,394	62,760	62,414
EMEA	61,574	44,507	28,659
LA	40,285	35,218	44,472
Brazil	28,452	6,321	3,304
Total segment operating profit	$473,873	$401,543	$433,845

Corporate charges not allocated to segments (1)	(291,417)	(262,840)	(259,259)
Impairment of assets	(2,123)	(72,017)	(15,783)
Restructuring charges	(11,872)	(57,015)	(15,241)
Net non-routine income (expense)	12,486	(127,931)	(42,133)
	(292,926)	(519,803)	(332,416)
Operating profit (loss)	$180,947	$(118,260)	$101,429
Other income (expense)	(10,358)	(1,547)	9,466
Income (loss) from continuing operations before taxes	$170,589	$(119,807)	$110,895

(1)
Corporate charges not allocated to segments include headquarter based costs associated with manufacturing administration, procurement, human resources, compensation and benefits, finance and accounting, global development/engineering, global strategy/mergers and acquisitions, global information technology, tax, treasury and legal.

	2014	2013	2012
Segment depreciation and amortization expense
NA	$9,276	$12,240	$14,591
AP	7,748	7,710	6,520
EMEA	4,042	3,724	5,042
LA	3,100	3,382	3,266
Brazil	8,894	8,211	8,557
Total segment depreciation and amortization expense	33,060	35,267	37,976
Corporate depreciation and amortization expense	41,012	47,327	40,668
Total depreciation and amortization expense	$74,072	$82,594	$78,644

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2014
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share amounts)

	2014	2013
Segment property, plant and equipment, at cost
NA	$128,755	$137,669
AP	46,876	46,117
EMEA	38,228	40,715
LA	23,991	24,470
Brazil	54,739	65,148
Total segment property, plant and equipment, at cost	292,589	314,119
Corporate property plant and equipment, at cost, not allocated to segments	320,305	284,975
Total property, plant and equipment, at cost	$612,894	$599,094

The following table presents information regarding the Company’s revenue by service and product solution:

Revenue summary by service and product solution	2014	2013	2012
Financial self-service:
Services	$1,220,514	$1,188,937	$1,199,325
Products	977,340	977,632	1,069,872
Total financial self-service	2,197,854	2,166,569	2,269,197
Security:
Services	417,112	448,123	427,007
Products	210,931	170,766	196,630
Total security	628,043	618,889	623,637
Total financial self-service & security	2,825,897	2,785,458	2,892,834
Brazil other	225,156	72,033	98,859
	$3,051,053	$2,857,491	$2,991,693

The Company had no customers that accounted for more than 10 percent of total net sales in 2014, 2013 and 2012.

In January 2015, the Company announced the realignment of its Brazil and LA businesses to drive greater efficiency and further improve customer service. Beginning with the first quarter of 2015, the Company will report combined results from its LA and Brazil operations under one single reportable operating segment and reclassify comparative periods for consistency.

NOTE 21:  DISCONTINUED OPERATIONS

Included in loss from discontinued operations in 2012 was the realization of the currency translation adjustment balance on the Company's liquidated EMEA-based security business, which was discontinued in 2008.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2014
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share amounts)

NOTE 22:  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table presents selected unaudited quarterly financial information for the years ended December 31:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2014	2013	2014	2013	2014	2013	2014	2013
Net sales	$688,293	$633,511	$733,457	$707,113	$768,031	$705,424	$861,272	$811,443
Gross profit	164,133	130,014	186,795	157,416	200,583	172,805	227,839	180,121
Net income (loss)	4,876	(13,882)	43,131	(103,852)	34,955	(20,204)	34,057	(38,584)
Net (loss) income attributable to noncontrolling interests	(4,930)	(436)	1,496	1,183	1,935	1,486	4,101	2,850
Net income (loss) attributable to Diebold, Incorporated	$9,806	$(13,446)	$41,635	$(105,035)	$33,020	$(21,690)	$29,956	$(41,434)

Net income (loss) attributable to Diebold, Incorporated
Basic earnings (loss) per share	$0.15	$(0.21)	$0.64	$(1.65)	$0.51	$(0.34)	$0.46	$(0.65)
Diluted earnings (loss) per share	$0.15	$(0.21)	$0.64	$(1.65)	$0.51	$(0.34)	$0.46	$(0.65)

Basic weighted-average shares outstanding (in thousands)	64,254	63,311	64,588	63,700	64,615	63,825	64,631	63,928
Diluted weighted-average shares outstanding (in thousands) (1)	64,809	63,311	65,224	63,700	65,293	63,825	65,380	63,928

(1)
Incremental shares of 659 thousand, 447 thousand, 479 thousand and 508 thousand were excluded from the computation of diluted EPS for the first, second, third and fourth quarter of 2013 because their effect is anti-dilutive due to the loss from continuing operations.

Net gain for the second quarter of 2014 included a $13,709 pre-tax gain from the sale of the Eras subsidiary. Cryptera was acquired for a purchase price of approximately $13,000 and is included in the EMEA segment within the Company's consolidated financial statements from July 1, 2014, the date of acquisition.

Net loss for the second quarter of 2013 was negatively impacted by $28,000 of pre-tax estimated losses related to the Foreign Corrupt Practices Act (FCPA) investigation that were partially non-deductible and a $17,500 pre-tax charge related to settlement of the securities legal action. The second quarter of 2013 was negatively impacted by current and deferred tax expense of $42,838 related to a change in assertion regarding permanent reinvestment of foreign subsidiary earnings. In addition, the Company recorded non-cash tax expense related to the re-establishment of a valuation allowance of $39,130 for the Brazilian manufacturing entity. Loss from continuing operations for the third quarter of 2013 was negatively impacted by a $70,000 pre-tax, non-cash goodwill impairment charge that was partially non-deductible (refer to note 11). Net loss for the fourth quarter of 2013 was negatively impacted by a $67,593 pre-tax non-cash pension charge (refer to note 13) and $35,611 of pre-tax restructuring charges primarily related to the voluntary early retirement program as part of the multi-year realignment plan (refer to note 18).

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

In connection with the preparation of this annual report on Form 10-K, Diebold's management, under the supervision and with the participation of the CEO and CFO, conducted an evaluation of disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the CEO and CFO have concluded that such disclosure controls and procedures were effective as of December 31, 2014.

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

The Company concluded that its internal control over financial reporting was effective as of December 31, 2014.

KPMG LLP, the Company's independent registered public accounting firm, has issued an auditor's report on management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. This report is included in Item 8 of this annual report on Form 10-K.

(c)   CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As previously noted under "Item 4 - Controls and Procedures" in our quarterly report on Form 10-Q for the quarter ended September 30, 2014, management concluded that there was sufficient support to conclude that the previously reported material weakness related to internal controls over Brazil indirect taxes and communication was remediated. During 2014, management completed remediation efforts to: 1) enhance the design and operating effectiveness of control procedures pertaining to manufacturing and supply chain processes relating to indirect tax incentives in its Brazilian subsidiary; 2) redefine and strengthen the roles and responsibilities within its Brazilian subsidiary, including the reporting structure, with respect to the indirect tax compliance program including hiring an Administrative Director who is responsible for managing indirect tax compliance; and 3) formalize and strengthen communication by operational management to regional and corporate management.

India System Adoption and Account Reconciliation Process: As of December 31, 2014, management concluded that there is sufficient support to conclude that the previously reported material weakness related to internal controls relating to system adoption and accounts reconciliation process in its Indian subsidiary has been remediated. During 2014, management completed remediation efforts to: 1) conclude focused training and reinforcement of account reconciliation policies and procedures which govern requirements for content, format, review and approval of balance sheet account reconciliations: 2) align those processes with system functionality to reduce the risk of future errors.

During the quarter ended December 31, 2014, there were no changes, other than the above noted remediation of the India System Adoption and Account Reconciliation Process material weakness, to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

In connection with the preparation of this annual report on Form 10-K, management, under the supervision and with the participation of the CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014, based on criteria established in, Internal Control-Integrated Framework (1992), established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company plans to adopt the updated Internal Control - Integrated Framework (2013), established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and effective as of December 15, 2014 during its evaluation of internal control over financial reporting for the year ending December 31, 2015.

ITEM 9B: OTHER INFORMATION
None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to directors of the Company, including the audit committee and the designated audit committee financial experts, is included in the Company’s proxy statement for the 2015 Annual Meeting of Shareholders (the 2015 Annual Meeting) and is incorporated herein by reference. Information with respect to any material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors is included in the Company’s proxy statement for the 2015 Annual Meeting and is incorporated herein by reference. The following table summarizes information regarding executive officers of the Company:

Name, Age, Title and Year Elected to Present Office	Other Positions Held Last Five Years
Andreas W. Mattes — 53 President and Chief Executive Officer Year elected: 2013
2011-Jun 2013:  Senior Vice President, Global Strategic Partnerships, Violin Memory (computer storage systems); 2008 - 2011:  Senior Vice President and General Manager of Enterprise Services for the Americas, Hewlett-Packard Co. (computer technologies)

George S. Mayes, Jr. — 56 Executive Vice President, Chief Operating Officer Year elected: 2013	2006-2013: Senior Vice President, Supply Chain Management
Stefan E. Merz — 50 Senior Vice President, Strategic Projects Year elected: 2013
2011-Aug 2013: Vice President, Sales, Strategy and Operations, Enterprise Group, Hewlett-Packard Co. (computer technologies); 2009 - 2011: Vice President Strategy and Operations, Enterprise Operations, Enterprise services for Americas, Hewlett-Packard Co.

Christopher A. Chapman — 40 Senior Vice President and Chief Financial Officer Year elected: 2014	2011 - Jun 2014: Vice President, Global Finance, 2004- 2011: Vice President, Controller, International Operations
Jonathan B. Leiken — 41 Senior Vice President, Chief Legal Officer and Secretary Year elected: 2014	2005 - May 2014: Partner, Jones Day (global legal services)
John D. Kristoff — 47 Vice President, Chief Communications Officer Year elected: 2006
Christopher Macey — 42 Vice President, Corporate Controller Year elected: 2012	2009-Apr 2012: Vice President, Corporate Accounting and External Reporting
Sheila M. Rutt — 46 Vice President, Chief Human Resources Officer Year elected: 2005
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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Information with respect to Section 16(a) Beneficial Ownership Reporting Compliance is included in the Company’s proxy statement for the 2015 Annual Meeting and is incorporated herein by reference.

ITEM 11: EXECUTIVE COMPENSATION

Information with respect to executive officer and director’s compensation is included in the Company’s proxy statement for the 2015 Annual Meeting and is incorporated herein by reference. Information with respect to compensation committee interlocks and insider participation and the compensation committee report is included in the Company’s proxy statement for the 2015 Annual Meeting and is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management is included in the Company’s proxy statement for the 2015 Annual Meeting and is incorporated herein by reference.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
Stock options	1,607,750	$37.11	N/A
Restricted stock units	652,963	N/A	N/A
Performance shares	1,147,864	N/A	N/A
Non-employee director deferred shares	142,950	N/A	N/A
Deferred compensation	42,473	N/A	N/A
Total equity compensation plans approved by security holders	3,594,000	$37.11	5,532,005

Equity compensation plans not approved by security holders
Warrants	34,789	$46.00	N/A
Total equity compensation plans not approved by security holders	34,789	$46.00	N/A

Total	3,628,789	$37.30	5,532,005

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

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to certain relationships and related transactions and director independence is included in the Company’s proxy statement for the 2015 Annual Meeting and is incorporated herein by reference.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to principal accountant fees and services is included in the Company’s proxy statement for the 2015 Annual Meeting and is incorporated herein by reference.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Documents filed as a part of this annual report on Form 10-K.
•  Consolidated Balance Sheets at December 31, 2014 and 2013
•  Consolidated Statements of Operations for the Years Ended December 31, 2014, 2013 and 2012
•  Consolidated Statements of Comprehensive (Loss) Income for the Years Ended December 31, 2014, 2013 and 2012
•  Consolidated Statements of Equity for the Years Ended December 31, 2014, 2013 and 2012
•  Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012
•  Notes to Consolidated Financial Statements
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

*10.1(i)	Form of Amended and Restated Employment Agreement — incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)
*10.1(ii)	Form of Amended and Restated Employment Agreement—incorporated by reference to Exhibit 10.1(ii) to Registrant’s Form 10-K for the year ended December 31, 2013 (Commission File No. 1-4879)
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
Amended and Restated 1991 Equity and Performance Incentive Plan as Amended and Restated as of April 13, 2009 — incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on April 29, 2009 (Commission File No. 1-4879)

*10.4(vi)
Amended and Restated 1991 Equity and Performance Incentive Plan as Amended and Restated as of February 12, 2014 - incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on April 30, 2014 (Commission File No. 1-4879)

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
10.9(i)
Credit Agreement, dated as of June 30, 2011, by and among Diebold, Incorporated, the Subsidiary Borrowers (as defined therein) party thereto, JPMorgan Chase Bank, N.A., as administrative agent and a lender, and the other lender party thereto — incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on July 6, 2011 (Commission File No. 1-4879)

10.9(ii)
First Amendment to Credit Agreement and Guaranty, dated as of August 26, 2014, by and among Diebold, Incorporated, the Subsidiary Borrowers (as defined therein) party thereto, JPMorgan Chase Bank, N.A., as administrative agent and a lender, and the other lender party thereto - incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on September 2, 2014 (Commission File No. 1-4879)

10.10(i)
Transfer and Administration Agreement, dated as of March 30, 2001 by and among DCC Funding LLC, Diebold Credit Corporation, Diebold, Incorporated, Receivables Capital Corporation and Bank of America, National Association and the financial institutions from time to time parties thereto — incorporated by reference to Exhibit 10.20(i) to Registrant’s Form 10-Q for the quarter ended March 31, 2001 (Commission File No. 1-4879)

10.10(ii)
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

*10.11	Form of Non-Qualified Stock Option Agreement — incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on September 21, 2009 (Commission File No. 1-4879)
*10.12	Form of Restricted Share Agreement — incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on September 21, 2009 (Commission File No. 1-4879)
*10.13	Form of RSU Agreement — incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K filed on September 21, 2009 (Commission File No. 1-4879)
*10.14	Form of Performance Share Agreement — incorporated by reference to Exhibit 10.4 to Registrant’s Form 8-K filed on September 21, 2009 (Commission File No. 1-4879)

*10.15	Diebold, Incorporated Annual Cash Bonus Plan — incorporated by reference to Exhibit A to Registrant’s Proxy Statement on Schedule 14A filed on March 16, 2010 (Commission File No. 1-4879)
10.16	Form of Note Purchase Agreement — incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on March 8, 2006 (Commission File No. 1-4879)
*10.17(i)	Form of Deferred Shares Agreement — incorporated by reference to Exhibit 10.5 to Registrant’s Form 8-K filed on September 21, 2009 (Commission File No. 1-4879)
*10.17(ii)	Form of Deferred Shares Agreement (2014)
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

*10.20	CEO Common Shares Award Agreement — incorporated by reference to Exhibit 4.5 to Registrant’s Form S-8 filed on August 15, 2013 (Registration Statement No. 333-190626)
*10.21	2014 Non-Qualified Stock Purchase Plan - incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on April 30, 2014 (Commission File No. 1-4879)
*10.22	Form of Long-Term Incentive Deferred Share Agreement (2014)
21.1	Subsidiaries of the Registrant as of December 31, 2014
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 15(b) of this annual report.

(b)	Refer to page 97 of this annual report on Form 10-K for an index of exhibits, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIEBOLD, INCORPORATED
Date: February 17, 2015

By:   /s/ Andreas W. Mattes
Andreas W. Mattes
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andreas W. Mattes	President and Chief Executive Officer (Principal Executive Officer)	February 17, 2015
Andreas W. Mattes

/s/ Christopher A. Chapman	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 17, 2015
Christopher A. Chapman

/s/ Christopher Macey	Vice President and Corporate Controller (Principal Accounting Officer)	February 17, 2015
Christopher Macey

*	Director	February 17, 2015
Patrick W. Allender

*	Director	February 17, 2015
Roberto Artavia

*	Director	February 17, 2015
Bruce L. Byrnes

*	Director	February 17, 2015
Phillip R. Cox

*	Director	February 17, 2015
Richard L. Crandall

*	Director	February 17, 2015
Gale S. Fitzgerald

*	Director	February 17, 2015
Gary G. Greenfield

*	Director	February 17, 2015
Robert S. Prather, Jr.

*	Director	February 17, 2015
Rajesh K. Soin

*	Director	February 17, 2015
Henry D.G. Wallace

*	Director	February 17, 2015
Alan J. Weber

*
The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and directors of the Registrant and filed with the Securities and Exchange Commission on behalf of such officers and directors.

Date: February 17, 2015
*By:  /s/ Jonathan B. Leiken
Jonathan B. Leiken
Attorney-in-Fact

DIEBOLD, INCORPORATED AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012
(in thousands)

	Balance at beginning of year	Additions	Deductions	Balance at end of year
Year ended December 31, 2014
Allowance for doubtful accounts	$24,872	13,420	15,281	$23,011

Year ended December 31, 2013
Allowance for doubtful accounts	$27,854	13,411	16,393	$24,872

Year ended December 31, 2012
Allowance for doubtful accounts	$22,128	13,597	7,871	$27,854

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT DESCRIPTION
10.17(ii)	Form of Deferred Shares Agreement (2014)
10.22	Form of Long-Term Incentive Deferred Share Agreement (2014)
21.1	Subsidiaries of the Registrant as of December 31, 2014
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document