Form 10-Q
period 2015-03-31
DIEBOLD INC
filed 2015-04-30
CIK 28823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
Form 10-Q
__________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock outstanding as of April 28, 2015 was 64,846,175.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
Form 10-Q

Part I – Financial Information
Item 1: Financial Statements
DIEBOLD, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(dollars in millions, except per share amounts)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$227.1	$322.0
Short-term investments	114.4	136.7
Trade receivables, less allowances for doubtful accounts of $23.0 at March 31, 2015 and December 31, 2014	514.6	477.9
Inventories	422.5	405.2
Deferred income taxes	110.6	111.0
Prepaid expenses	24.4	22.0
Prepaid income taxes	19.2	11.7
Other current assets	166.5	169.0
Total current assets	1,599.3	1,655.5
Securities and other investments	82.5	83.6
Property, plant and equipment, net of accumulated depreciation and amortization of $436.4 and $443.4 at March 31, 2015 and December 31, 2014, respectively	172.8	169.5
Goodwill	208.0	172.0
Deferred income taxes	85.7	86.5
Finance lease receivables	66.4	90.4
Other assets	99.7	84.6
Total assets	$2,314.4	$2,342.1
LIABILITIES AND EQUITY
Current liabilities
Notes payable	$44.7	$25.6
Accounts payable	270.0	261.7
Deferred revenue	316.1	275.1
Payroll and other benefits liabilities	72.4	116.8
Other current liabilities	322.0	348.5
Total current liabilities	1,025.2	1,027.7
Long-term debt	534.7	479.8
Pensions and other benefits	199.7	211.0
Post-retirement and other benefits	20.6	20.8
Deferred income taxes	18.1	6.5
Other long-term liabilities	43.3	41.4
Commitments and contingencies	—	—
Equity
Diebold, Incorporated shareholders' equity
Preferred shares, no par value, 1,000,000 authorized shares, none issued	—	—
Common shares, $1.25 par value, 125,000,000 authorized shares, 79,524,078 and 79,238,759 issued shares, 64,841,120 and 64,632,400 outstanding shares at March 31, 2015 and December 31, 2014, respectively	99.4	99.0
Additional capital	423.0	418.1
Retained earnings	740.5	762.2
Treasury shares, at cost (14,682,958 and 14,606,359 shares at March 31, 2015 and December 31, 2014, respectively)	(559.8)	(557.2)
Accumulated other comprehensive loss	(253.6)	(190.5)
Total Diebold, Incorporated shareholders' equity	449.5	531.6
Noncontrolling interests	23.3	23.3
Total equity	472.8	554.9
Total liabilities and equity	$2,314.4	$2,342.1
See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited)
(in millions, except per share amounts)

	Three Months Ended
	March 31,
	2015	2014
Net sales
Services	$394.0	$383.4
Products	261.5	304.9
	655.5	688.3
Cost of sales
Services	272.9	275.3
Products	207.3	248.9
	480.2	524.2
Gross profit	175.3	164.1

Selling and administrative expense	129.9	120.3
Research, development and engineering expense	22.3	20.0
Impairment of assets	19.4	—
Loss on sale of assets, net	0.1	0.5
	171.7	140.8
Operating profit	3.6	23.3

Other income (expense)
Investment income	7.9	8.7
Interest expense	(8.0)	(6.9)
Foreign exchange (loss) gain, net	(9.3)	(12.0)
Miscellaneous, net	(1.2)	(1.4)
(Loss) income before taxes	(7.0)	11.7
Income tax (benefit) expense	(1.4)	6.8
Net (loss) income	(5.6)	4.9
Net loss attributable to noncontrolling interests	(2.8)	(4.9)
Net (loss) income attributable to Diebold, Incorporated	$(2.8)	$9.8

Basic weighted-average shares outstanding	64.7	64.3
Diluted weighted-average shares outstanding	64.7	64.8

Net (loss) income attributable to Diebold, Incorporated
Basic (loss) earnings per share	$(0.04)	$0.15
Diluted (loss) earnings per share	$(0.04)	$0.15

Common dividends declared and paid per share	$0.29	$0.29
See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive (Loss) Income
(unaudited)
(in millions)

	Three Months Ended
	March 31,
	2015	2014
Net (loss) income	$(5.6)	$4.9
Other comprehensive (loss) income, net of tax
Translation adjustment	(68.4)	9.5
Foreign currency hedges (net of tax $(2.3) and $0.9, respectively)	4.3	(1.6)
Interest rate hedges
Net gain recognized in other comprehensive income (net of tax $(0.1) and $(0.1), respectively)	0.2	0.2
Reclassification adjustment for amounts recognized in net income	(0.1)	(0.1)
	0.1	0.1
Pension and other post-retirement benefits
Net actuarial loss amortization (net of tax $0.0 and $(0.3), respectively)	0.1	0.5
Net prior service cost (benefit) amortization (net of tax $(0.6) and $0.0, respectively)	1.0	—
	1.1	0.5
Unrealized loss on securities, net
Net loss recognized in other comprehensive income (net of tax $0.0 and $0.6, respectively)	—	(1.1)
	—	(1.1)
Other comprehensive (loss) income, net of tax	(62.9)	7.4
Comprehensive (loss) income	(68.5)	12.3
Less: comprehensive income (loss) attributable to noncontrolling interests	(2.6)	(5.5)
Comprehensive (loss) income attributable to Diebold, Incorporated	$(65.9)	$17.8
See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in millions)

	Three Months Ended
	March 31,
	2015	2014
Cash flow from operating activities
Net (loss) income	$(5.6)	$4.9
Adjustments to reconcile net (loss) income to cash flow used in operating activities:
Depreciation and amortization	16.4	17.7
Share-based compensation	4.3	5.0
Excess tax benefits from share-based compensation	(0.1)	(0.2)
Devaluation of Venezuelan balance sheet	7.5	12.1
Loss on sale of assets, net	0.1	0.5
Impairment of assets	19.4	—
Changes in certain assets and liabilities, net of the effects of acquisitions
Trade receivables	(56.0)	(33.7)
Inventories	(43.2)	(42.5)
Prepaid expenses	(2.4)	(3.2)
Prepaid income taxes	(7.5)	0.7
Other current assets	(10.1)	(24.2)
Accounts payable	16.5	69.2
Deferred revenue	46.6	64.8
Accrued salaries, wages and commissions	(40.6)	(13.0)
Deferred income tax	3.6	(17.9)
Finance lease and notes receivables	18.6	(79.4)
Certain other assets and liabilities	(29.7)	7.6
Net cash used in operating activities	(62.2)	(31.6)
Cash flow from investing activities
Payments for acquisitions, net of cash acquired	(59.4)	—
Proceeds from maturities of investments	46.3	210.1
Proceeds from sale of investments	—	0.3
Payments for purchases of investments	(44.5)	(169.2)
Proceeds from sale of assets	0.4	0.3
Capital expenditures	(10.8)	(7.3)
Increase in certain other assets	(2.1)	(6.1)
Net cash (used in) provided by investing activities	(70.1)	28.1
Cash flow from financing activities
Dividends paid	(18.9)	(18.7)
Revolving debt borrowings, net	75.0	4.1
Other debt borrowings	13.9	50.5
Other debt repayments	(16.3)	(42.7)
Distributions to noncontrolling interest holders	—	(1.5)
Excess tax benefits from share-based compensation	0.1	0.2
Issuance of common shares	1.0	10.6
Repurchase of common shares	(2.6)	(1.3)
Net cash provided by financing activities	52.2	1.2
Effect of exchange rate changes on cash and cash equivalents	(14.8)	(11.2)
Decrease in cash and cash equivalents	(94.9)	(13.5)
Cash and cash equivalents at the beginning of the period	322.0	230.7
Cash and cash equivalents at the end of the period	$227.1	$217.2
See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2015
Notes to Condensed Consolidated Financial Statements
(unaudited)
(dollars in millions, except per share amounts)

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
The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. In addition, some of the Company’s statements in this Quarterly Report on Form 10-Q may involve risks and uncertainties that could significantly impact expected future results. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of results to be expected for the full year.
The Company has reclassified the presentation of certain prior-year information to conform to the current presentation.
In January 2015, the Company announced the realignment of its Brazil and Latin America (LA) businesses to drive greater efficiency and further improve customer service. In the first quarter of 2015, LA and Brazil operations are reported under one single reportable operating segment and comparative periods have been reclassified for consistency. The presentation of comparative periods also reflects the reclassification of certain global expenses from segment operating profit to corporate charges not allocated to segments due to the 2015 realignment activities.
On March 13, 2015, the Company acquired all of the equity interests of Phoenix Interactive Design, Inc. (Phoenix) for a total purchase price of approximately $72.9, including $12.6 of deferred cash payment payable over the next three years. Acquiring Phoenix, a world leader in developing innovative software solutions for automated teller machines (ATMs) and a host of other financial self-service (FSS) applications, is a foundational move to accelerate the Company’s growth in the fast-growing managed services and branch automation spaces. The results of operations for Phoenix are included in the North America (NA) reportable operating segment within the Company's condensed consolidated financial statements from the date of the acquisition. Preliminary purchase price allocations are subject to further adjustment until all pertinent information regarding the assets acquired and liabilities assumed are fully evaluated.
The Company's Venezuelan operations consist of a fifty-percent owned subsidiary, which is consolidated. Venezuela is measured using the U.S. dollar as its functional currency because its economy is considered highly inflationary. On March 24, 2014, the Venezuelan government announced a currency exchange mechanism, SICAD 2, which yielded an exchange rate significantly higher than the rates established through the other regulated exchange mechanisms. As of March 31, 2014, management determined it was unlikely the Company would be able to convert bolivars under a currency exchange other than SICAD 2 and the Company remeasured its Venezuelan balance sheet using the SICAD 2 rate of 50.86 compared to the previous official government rate of 6.30, resulting in a decrease of $6.1 to the Company’s cash balance and net losses of $12.1 that were recorded within foreign exchange (loss) gain, net in the condensed consolidated statements of operations in the first quarter of 2014. As a result of the currency devaluation, the Company recorded a $4.1 lower of cost or market adjustment related to its service inventory within service cost of sales in the condensed consolidated statements of operations in the first quarter of 2014. On February 10, 2015, the Venezuelan government introduced a new foreign currency exchange platform called the Marginal Currency System, or SIMADI, which replaces the SICAD 2 mechanism, yielding another significant increase in the exchange rate. As of March 31, 2015, management determined it is unlikely that the Company will be able to convert bolivars under a currency exchange other than SIMADI and remeasured its Venezuelan balance sheet using the SIMADI rate of 192.95 compared to the previous SICAD 2 rate of 50.86, which resulted in a loss of $7.5 recorded within foreign exchange (loss) gain, net in the condensed consolidated statements of operations in the first quarter of 2015.
As of March 31, 2015, the Company agreed to sell its equity interest in its Venezuela joint venture to its joint venture partner. While this effectively ends our relationship in the joint partnership, the Company will continue to operate in Venezuela on an indirect basis. The Venezuelan assets and liabilities are classified as held for sale on the condensed consolidated balance sheet because the Company agreed to sell its equity interest to its joint venture partner for a nominal value. As a result, the Company recorded charges of $10.3. The charges are located in impairment of assets on the condensed consolidated statement of operations.
On April 29, 2015, the Company closed the sale for the estimated fair market value and no additional impairment was required. As a result of the sale, the Company will no longer have a consolidating entity in Venezuela.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2015
Notes to Condensed Consolidated Financial Statements
(unaudited)
(dollars in millions, except per share amounts)

Recently Issued Accounting Guidance
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard is effective for the Company on January 1, 2016, with early adoption permitted. The adoption of this update is not expected to have a material impact on the financial statements of the Company.

Note 2: (Loss) Earnings Per Share
Basic (loss) earnings per share is based on the weighted-average number of common shares outstanding. Diluted (loss) earnings per share includes the dilutive effect of potential common shares outstanding. Under the two-class method of computing (loss) earnings per share, non-vested share-based payment awards that contain rights to receive non-forfeitable dividends are considered participating securities. The Company’s participating securities include restricted stock units (RSUs), deferred shares and shares that were vested, but deferred by the employee. The Company calculated basic and diluted (loss) earnings per share under both the treasury stock method and the two-class method. For the three months ended March 31, 2015 and 2014, there was no impact in the per share amounts calculated under the two methods. Accordingly, the treasury stock method is disclosed below.
The following represents amounts used in computing (loss) earnings per share and the effect on the weighted-average number of shares of dilutive potential common shares:

	Three Months Ended
	March 31,
	2015	2014
Numerator
Income used in basic and diluted earnings per share
Net (loss) income attributable to Diebold, Incorporated	$(2.8)	$9.8
Denominator (in millions)
Weighted-average number of common shares used in basic earnings per share	64.7	64.3
Effect of dilutive shares (1)	—	0.5
Weighted-average number of shares used in diluted earnings per share	$64.7	$64.8
Net income attributable to Diebold, Incorporated
Basic (loss) earnings per share	$(0.04)	$0.15
Diluted (loss) earnings per share	$(0.04)	$0.15
Anti-dilutive shares (in millions)
Anti-dilutive shares not used in calculating diluted weighted-average shares	2.2	1.7

(1)
Incremental shares of 0.7 million shares were excluded from the computation of diluted (loss) earnings per share for the three months ended March 31, 2015, because their effect is anti-dilutive due to the net loss attributable to Diebold, Incorporated.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2015
Notes to Condensed Consolidated Financial Statements
(unaudited)
(dollars in millions, except per share amounts)

Note 3: Equity
The following table presents changes in shareholders' equity attributable to Diebold, Incorporated and the noncontrolling interests:

	Three Months Ended
	March 31,
	2015	2014
Diebold, Incorporated shareholders' equity
Balance at beginning of period	$531.6	$596.8
Comprehensive (loss) income attributable to Diebold, Incorporated	(65.9)	17.8
Common shares	0.4	0.6
Additional capital	4.9	15.1
Treasury shares	(2.6)	(1.3)
Dividends paid	(18.9)	(18.7)
Balance at end of period	$449.5	$610.3

Noncontrolling interests
Balance at beginning of period	$23.3	$24.0
Comprehensive income (loss) attributable to noncontrolling interests, net (1)	—	(5.5)
Distributions to noncontrolling interest holders	—	(1.5)
Balance at end of period	$23.3	$17.0

(1)
Comprehensive income (loss) attributable to noncontrolling interests of $(2.6) is net of a $2.6 Venezuela noncontrolling interest adjustment to reduce the carrying value to the estimated fair market value as of March 31, 2015.

Note 4: Accumulated Other Comprehensive Loss
The following table summarizes the changes in the Company’s accumulated other comprehensive income (AOCI), net of tax, by component for the three months ended March 31, 2015:

	Translation	Foreign Currency Hedges	Interest Rate Hedges	Pension and Other Post-retirement Benefits	Other	Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2015	$(74.9)	$(1.4)	$(0.5)	$(114.0)	$0.3	$(190.5)
Other comprehensive (loss) income before reclassifications (1)	(68.6)	4.3	0.2	—	—	(64.1)
Amounts reclassified from AOCI	—	—	(0.1)	1.1	—	1.0
Net current-period other comprehensive (loss) income	(68.6)	4.3	0.1	1.1	—	(63.1)
Balance at March 31, 2015	$(143.5)	$2.9	$(0.4)	$(112.9)	$0.3	$(253.6)

(1)	Other comprehensive loss before reclassifications within the translation component excludes $2.9 of translation attributable to noncontrolling interests.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2015
Notes to Condensed Consolidated Financial Statements
(unaudited)
(dollars in millions, except per share amounts)

The following table summarizes the changes in the Company’s AOCI, net of tax, by component for the three months ended March 31, 2014:

	Translation	Foreign Currency Hedges	Interest Rate Hedges	Pension and Other Post-retirement Benefits	Unrealized Gain on Securities, Net	Other	Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2014	$(2.4)	$(1.9)	$(1.0)	$(52.0)	$2.7	$0.3	$(54.3)
Other comprehensive income (loss) before reclassifications (1)	10.0	(1.6)	0.2	—	(1.1)	—	7.5
Amounts reclassified from AOCI	—	—	(0.1)	0.5	—	—	0.4
Net current-period other comprehensive income (loss)	10.0	(1.6)	0.1	0.5	(1.1)	—	7.9
Balance at March 31, 2014	$7.6	$(3.5)	$(0.9)	$(51.5)	$1.6	$0.3	$(46.4)

(1)	Other comprehensive income before reclassifications within the translation component excludes $(0.5) of translation attributable to noncontrolling interests.
The following table summarizes the details about amounts reclassified from AOCI:

	Three Months Ended
	2015	2014
	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Affected Line Item in the Statement of Operations
Interest rate hedges	$(0.1)	$(0.1)	Interest expense
Pension and post-retirement benefits:
Net actuarial loss amortization	0.1	0.5	(1)
Net prior service cost amortization (net of tax of $(0.6) and $0.0, respectively)	1.0	—	(1)
	1.1	0.5
Total reclassifications for the period	$1.0	$0.4

(1)	Pension and other post-retirement benefits AOCI components are included in the computation of net periodic benefit cost (refer to note 12 to the condensed consolidated financial statements).

Note 5: Share-Based Compensation
The Company’s share-based compensation payments to employees are recognized based on their grant-date fair values during the period in which the employee is required to provide services in exchange for the award. Share-based compensation is recognized as a component of selling and administrative expense. Total share-based compensation expense was $4.3 and $5.0 for the three months ended March 31, 2015 and 2014, respectively.
Options outstanding and exercisable as of March 31, 2015 under the Company’s 1991 Equity and Performance Incentive Plan (as Amended and Restated as of February 12, 2014) (the 1991 Plan) and changes during the three months ended March 31, 2015, were as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(in millions)	(per share)	(in years)
Outstanding at January 1, 2015	1.6	$37.11
Expired or forfeited	(0.3)	$48.34
Granted	0.5	$32.33
Outstanding at March 31, 2015	1.8	$34.42	7	$4.3
Options exercisable at March 31, 2015	0.9	$36.06	5	$1.8
Options vested and expected to vest at March 31, 2015 (2)	1.8	$34.48	7	$4.1

(1)
The aggregate intrinsic value (the difference between the closing price of the Company’s common shares on the last trading day of the first quarter of 2015 and the exercise price, multiplied by the number of “in-the-money” options) that would have been received by the option holders had all option holders

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2015
Notes to Condensed Consolidated Financial Statements
(unaudited)
(dollars in millions, except per share amounts)

exercised their options on March 31, 2015. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common shares.

(2)	The options expected to vest are the result of applying the pre-vesting forfeiture rate assumption to total outstanding non-vested options.

The following table summarizes information on non-vested restricted stock units (RSUs) and performance shares relating to employees and non-employee directors for the three months ended March 31, 2015:

	Number of Shares	Weighted-Average Grant-Date Fair Value
	(in millions)	(per share)
RSUs:
Non-vested at January 1, 2015	0.7	$33.72
Vested	(0.1)	$35.52
Granted	0.4	$31.95
Non-vested at March 31, 2015	1.0	$32.48
Performance Shares:
Non-vested at January 1, 2015	1.1	$37.38
Forfeited	(0.1)	$38.24
Vested	(0.3)	$40.09
Granted	0.4	$32.35
Non-vested at March 31, 2015	1.1	$34.58

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
As of March 31, 2015, there were 0.1 million non-employee director deferred shares vested and outstanding.

Note 6: Income Taxes
The effective tax rate was 20.0 percent on the loss for the three months ended March 31, 2015 and 58.1 percent on the income for the three months ended March 31, 2014. The decrease in the tax rate is mainly due to differences in the mix of income, discrete tax items resulting from Venezuela (note 1), and the release of a valuation allowance during the three-month period ended March 31, 2015. Additionally, in the first quarter of 2014, discrete tax expense was recorded on the repatriation of certain foreign earnings.

Note 7: Investments
The Company’s investments, primarily in Brazil, consist of certificates of deposit which are classified as available-for-sale and stated at fair value based upon quoted market prices. Unrealized gains and losses are recorded in AOCI. Realized gains and losses are recognized in investment income and are determined using the specific identification method. Realized gains from the sale of securities and proceeds from the sale of available-for-sale securities were $0.1 and $0.3 during the three months ended March 31, 2014, respectively. There were no realized gains from the sale of securities and proceeds from the sale of available-for-sale securities for the three months ended March 31, 2015.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2015
Notes to Condensed Consolidated Financial Statements
(unaudited)
(dollars in millions, except per share amounts)

The Company’s investments, excluding cash surrender value of insurance contracts of $72.7 and $73.8 as of March 31, 2015 and December 31, 2014, respectively, consisted of the following:

	Cost Basis	Unrealized Gain	Fair Value
As of March 31, 2015
Short-term investments
Certificates of deposit	$114.4	$—	$114.4
Long-term investments
Assets held in a rabbi trust	$9.1	$0.7	$9.8

As of December 31, 2014
Short-term investments
Certificates of deposit	$136.7	$—	$136.7
Long-term investments
Assets held in a rabbi trust	$9.3	$0.5	$9.8

Note 8: Allowance for Credit Losses
The following table summarizes the Company’s allowance for credit losses for the three months ended March 31, 2015 and 2014:

	Finance Leases	Notes Receivable	Total
Allowance for credit losses
Balance at January 1, 2015	$0.4	$4.1	$4.5
Provision for credit losses	0.5	—	0.5
Balance at March 31, 2015	$0.9	$4.1	$5.0

Balance at January 1, 2014	$0.4	$4.1	$4.5
Balance at March 31, 2014	$0.4	$4.1	$4.5
There were no significant changes in provision for credit losses, recoveries and write-offs during the three months ended March 31, 2015 and 2014. As of March 31, 2015, finance leases and notes receivable individually evaluated for impairment were $133.1 and $8.5, respectively. As of March 31, 2014, finance leases and notes receivable individually evaluated for impairment were $202.6 and $14.1, respectively. As of March 31, 2015 and December 31, 2014, the Company’s finance lease receivables in LA were $105.0 and $149.9, respectively. The decrease is related to recurring customer payments for financing arrangements, primarily within a Brazilian education ministry.
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
As of March 31, 2015 and December 31, 2014, the recorded investment in past-due financing receivables on nonaccrual status was $1.1 and $2.2, respectively, and there were no recorded investments in finance receivables past due 90 days or more and still accruing interest. The recorded investment in impaired notes receivable was $4.1 as of March 31, 2015 and December 31, 2014 and was fully reserved.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2015
Notes to Condensed Consolidated Financial Statements
(unaudited)
(dollars in millions, except per share amounts)

The following table summarizes the Company’s aging of past-due notes receivable balances:

	March 31, 2015	December 31, 2014
30-59 days past due	$—	$0.1
60-89 days past due	—	—
> 89 days past due (1)	2.3	1.5
Total past due	$2.3	$1.6

(1)	Past-due notes receivable balances greater than 89 days are fully reserved.

Note 9: Inventories
Major classes of inventories are summarized as follows:

	March 31, 2015	December 31, 2014
Finished goods	$196.8	$197.4
Service parts	135.2	125.6
Raw materials and work in process	90.5	82.2
Total inventories	$422.5	$405.2

Note 10: Goodwill and Other Assets
Goodwill In the fourth quarter of 2014, goodwill was reviewed for impairment based on a two-step test, which resulted in no impairment in any of the Company's reporting units. Management determined that the Asia Pacific (AP) reporting unit had excess fair value of approximately $114.2, or 39 percent, when compared to its carrying amount. The Domestic and Canada and LA reporting units had excess fair value greater than 100 percent when compared to their carrying amounts. The Brazil reporting unit, which is included in the LA reportable operating segment in the first quarter of 2015, had excess fair value of approximately $61.0 or 17 percent. During 2014, NA had a reduction to goodwill of $1.6 relating to the sale of Diebold Eras, Inc. There have been no impairment indicators identified during the three months ended March 31, 2015.
In March 2015, the Company acquired Phoenix, a world leader in developing innovative software solutions for ATMs and a host of other FSS applications. Preliminary goodwill and other intangible assets resulting from the acquisition were $42.3 and $32.7, respectively, and are included in the NA reportable operating segment. The purchase price allocations are preliminary and subject to further adjustment until all pertinent information regarding the assets acquired and liabilities assumed are fully evaluated. The goodwill associated with the transaction is not deductible for income tax purposes.
Other Assets Included in other assets are net capitalized software development costs of $27.7 and $36.3 as of March 31, 2015 and December 31, 2014, respectively. Amortization expense on capitalized software included in product cost of sales was $3.5 and $4.6 for the three months ended March 31, 2015 and 2014, respectively. Other long-term assets also consist of patents, trademarks and other intangible assets. Where applicable, other assets are stated at cost and, if applicable, are amortized ratably over the relevant contract period or the estimated life of the assets. Fees to renew or extend the term of the Company’s intangible assets are expensed when incurred.
Impairment of long-lived assets is recognized when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the expected future undiscounted cash flows are less than the carrying amount of the asset group, an impairment loss may be recognized at that time to reduce the asset to the lower of its fair value or its net book value. During the first quarter of 2015, the Company recorded an impairment of certain capitalized software of $9.1 related to redundant legacy Diebold software as a result of the acquisition of Phoenix.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2015
Notes to Condensed Consolidated Financial Statements
(unaudited)
(dollars in millions, except per share amounts)

Note 11: Debt
Outstanding debt balances were as follows:

	March 31, 2015	December 31, 2014
Notes payable
Uncommitted lines of credit	$44.0	$24.8
Other	0.7	0.8
	$44.7	$25.6
Long-term debt
Credit facility	$295.0	$240.0
Senior notes	225.0	225.0
Industrial development revenue bonds	11.9	11.9
Other	2.8	2.9
	$534.7	$479.8
As of March 31, 2015, the Company had various international short-term uncommitted lines of credit with borrowing limits of $122.3. The weighted-average interest rate on outstanding borrowings on the short-term uncommitted lines of credit as of March 31, 2015 and December 31, 2014 was 3.02 percent and 2.96 percent, respectively. The increase in the weighted-average interest rate is attributable to the change in mix of borrowings in foreign entities. Short-term uncommitted lines mature in less than one year. The amount available under the short-term uncommitted lines at March 31, 2015 was $78.3.
In August 2014, the Company amended and extended its credit facility, including an increase to its borrowing limits under the new credit facility from $500.0 to $520.0. The amended and extended credit facility expires in August 2019 and did not change any of the covenants related to the previous agreement. Under the terms of the amended and extended credit facility, the Company has the ability, subject to various approvals, to increase the borrowing limits by $250.0. Up to $50.0 of the revolving credit facility is available under a swing line sub-facility. The weighted-average interest rate on outstanding credit facility borrowings as of March 31, 2015 and December 31, 2014 was 1.69 percent, respectively, which is variable based on the London Interbank Offered Rate (LIBOR). The amount available under the credit facility as of March 31, 2015 was $225.0.
In March 2006, the Company issued senior notes in an aggregate principal amount of $300.0 with a weighted-average fixed interest rate of 5.50 percent. The Company entered into a derivative transaction to hedge interest rate risk on $200.0 of the senior notes, which was treated as a cash flow hedge. This reduced the effective interest rate from 5.50 percent to 5.36 percent. The Company funded the repayment of $75.0 of the senior notes at maturity in March 2013 using borrowings under its revolving credit facility. The maturity dates of the remaining senior notes are staggered, with $175.0 and $50.0 due in March 2016 and 2018, respectively. For the $175.0 of the Company's senior notes maturing in March 2016, management intends to secure the repayment through additional financing.
In 1997, industrial development revenue bonds were issued on behalf of the Company. The proceeds from the bond issuances were used to construct new manufacturing facilities in the United States. The Company guaranteed the payments of principal and interest on the bonds by obtaining letters of credit. The bonds were issued with a 20-year original term and are scheduled to mature in 2017. Each industrial development revenue bond carries a variable interest rate, which is reset weekly by the remarketing agents. The weighted-average interest rate on the bonds was 0.21 percent and 0.27 percent as of March 31, 2015 and December 31, 2014, respectively.
The Company’s financing agreements contain various restrictive financial covenants, including net debt to capitalization and net interest coverage ratios. As of March 31, 2015, the Company was in compliance with the financial and other covenants in its debt agreements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2015
Notes to Condensed Consolidated Financial Statements
(unaudited)
(dollars in millions, except per share amounts)

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
The following table sets forth the net periodic benefit cost for the Company’s defined benefit pension plans and other benefits for the three months ended March 31:

	Pension Benefits		Other Benefits
	2015	2014	2015	2014
Components of net periodic benefit cost
Service cost	$0.9	$0.7	$—	$—
Interest cost	5.9	5.7	0.1	0.2
Expected return on plan assets	(6.7)	(6.4)	—	—
Amortization of prior service benefit	—	—	—	(0.1)
Recognized net actuarial loss	1.7	0.8	0.1	0.1
Net periodic pension benefit cost	$1.8	$0.8	$0.2	$0.2
Contributions
There have been no changes to the expected 2015 plan year contribution amounts previously disclosed. In the first quarter of 2015, the Company made a voluntary contribution to its qualified pension plan of $10.0. For the three months ended March 31, 2015 and 2014, contributions of $11.1 and $1.9, respectively, were made to the qualified and non-qualified pension plans.

Note 13: Guarantees and Product Warranties
In 1997, industrial development revenue bonds were issued on behalf of the Company. The Company guaranteed the payments of principal and interest on the bonds (refer to note 11) by obtaining letters of credit. The carrying value of the bonds was $11.9 as of March 31, 2015 and December 31, 2014.
The Company provides its global operations guarantees and standby letters of credit through various financial institutions for suppliers, customers, regulatory agencies and insurance providers. If the Company is not able to make payment or fulfill contractual obligations, the suppliers, customers, regulatory agencies and insurance providers may draw on the pertinent bank. At March 31, 2015, the maximum future payment obligations related to these various guarantees totaled $106.9, of which $28.0 represented standby letters of credit to insurance providers, and no associated liability was recorded. At December 31, 2014, the maximum future payment obligations relative to these various guarantees totaled $111.1, of which $28.0 represented standby letters of credit to insurance providers, and no associated liability was recorded.
The Company provides its customers a manufacturer’s warranty and records, at the time of the sale, a corresponding estimated liability for potential warranty costs. Estimated future obligations due to warranty claims are based upon historical factors such as labor rates, average repair time, travel time, number of service calls per machine and cost of replacement parts. As of March 31, 2015 and 2014, the Company’s warranty liability balances were $97.1 and $82.8, respectively. The increase in warranty is largely attributable to sales to a Brazilian education ministry in LA during 2014.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2015
Notes to Condensed Consolidated Financial Statements
(unaudited)
(dollars in millions, except per share amounts)

Changes in the Company’s warranty liability balance are illustrated in the following table:

	2015	2014
Balance at January 1	$113.3	$83.2
Current period accruals (1)	(3.5)	11.9
Current period settlements	(12.7)	(12.3)
Balance at March 31	$97.1	$82.8

(1)	Includes the impact of foreign exchange rate fluctuations.

Note 14: Commitments and Contingencies
Contractual Obligation
At March 31, 2015, the Company had purchase commitments due within one year totaling $9.5 for materials through contract manufacturing agreements at negotiated prices.
Indirect Tax Contingencies
The Company accrues non-income-tax liabilities for indirect tax matters when management believes that a loss is probable and the amounts can be reasonably estimated, while contingent gains are recognized only when realized. In the event any losses are sustained in excess of accruals, they are charged against income. In evaluating indirect tax matters, management takes into consideration factors such as historical experience with matters of similar nature, specific facts and circumstances, and the likelihood of prevailing. Management evaluates and updates accruals as matters progress over time. It is reasonably possible that some of the matters for which accruals have not been established could be decided unfavorably to the Company and could require recognizing future expenditures. Also, statutes of limitations could expire without the Company paying the taxes for matters for which accruals have been established, which could result in the recognition of future gains upon reversal of these accruals at that time.
At March 31, 2015, the Company was a party to several routine indirect tax claims from various taxing authorities globally that were incurred in the normal course of business, which neither individually nor in the aggregate are considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the consolidated financial statements would not be materially affected by the outcome of these indirect tax claims and/or proceedings or asserted claims.
In addition to these routine indirect tax matters, the Company was a party to the proceedings described below:
In August 2012, one of the Company's Brazilian subsidiaries was notified of a tax assessment of approximately R$270.0, including penalties and interest, regarding certain Brazilian federal indirect taxes (Industrialized Products Tax, Import Tax, Programa de Integração Social and Contribution to Social Security Financing) for 2008 and 2009. The assessment alleges improper importation of certain components into Brazil's free trade zone that would nullify certain indirect tax incentives. On September 10, 2012, the Company filed its administrative defenses with the tax authorities.
In response to an order by the administrative court, the tax inspector provided further analysis with respect to the initial assessment in December 2013 that indicates a potential exposure that is significantly lower than the initial tax assessment received in August 2012. This revised analysis has been accepted by the initial administrative court; however, this matter remains subject to ongoing administrative proceedings and appeals. Accordingly, the Company cannot provide any assurance that its exposure pursuant to the initial assessment will be lowered significantly or at all. In addition, this matter could negatively impact Brazilian federal indirect taxes in other years that remain open under statute. It is reasonably possible that the Company could be required to pay taxes, penalties and interest related to this matter, which could be material to the Company's consolidated financial statements. The Company continues to defend itself in this matter.
At March 31, 2015 and December 31, 2014, the Company had an accrual related to the Brazilian indirect tax matter disclosed above of approximately $10.4 and $12.5, respectively. The movement between periods relates to the currency fluctuation in Brazilian real.
In addition, the Company is challenging customs rulings in Thailand seeking to retroactively collect customs duties on previous imports of ATMs. Management believes that the customs authority’s attempt to retroactively assess customs duties is in contravention of World Trade Organization agreements and, accordingly, is challenging the rulings. The matters are currently in the appeals process and management continues to believe that the Company has a valid legal position in these appeals. Accordingly,

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2015
Notes to Condensed Consolidated Financial Statements
(unaudited)
(dollars in millions, except per share amounts)

the Company has not accrued any amount for this contingency; however, the Company cannot provide any assurance that it will not ultimately be subject to retroactive assessments.
A loss contingency is reasonably possible if it has a more than remote but less than probable chance of occurring. Although management believes the Company has valid defenses with respect to its indirect tax positions, it is reasonably possible that a loss could occur in excess of the estimated accrual. The Company estimated the aggregate risk at March 31, 2015 to be up to approximately $196.4 for its material indirect tax matters, of which approximately $164.4 and $26.0, respectively, relates to the Brazilian indirect tax matter and Thailand customs matter disclosed above. The aggregate risk related to indirect taxes is adjusted as the applicable statutes of limitations expire.
Legal Contingencies
At March 31, 2015, the Company was a party to several lawsuits that were incurred in the normal course of business, which neither individually nor in the aggregate are considered material by management in relation to the Company’s financial position or results of operations. In addition, the Company has indemnification obligations with certain former employees, and costs associated with these indemnifications are expensed as incurred. In management’s opinion, the Company's condensed consolidated financial statements would not be materially affected by the outcome of these legal proceedings, commitments or asserted claims.

Note 15: Derivative Instruments and Hedging Activities
The Company uses derivatives to mitigate the economic consequences associated with fluctuations in currencies and interest rates.
Foreign Exchange
Net Investment Hedges The Company has international subsidiaries with net balance sheet positions that generate cumulative translation adjustments within AOCI. The Company uses derivatives to manage potential changes in value of its net investments in LA. The Company uses the forward-to-forward method for its quarterly retrospective and prospective assessments of hedge effectiveness. No ineffectiveness results if the notional amount of the derivative matches the portion of the net investment designated as being hedged because the Company uses derivative instruments with underlying exchange rates consistent with its functional currency and the functional currency of the hedged net investment. Changes in value that are deemed effective are accumulated in AOCI where they will remain until they are reclassified to income together with the gain or loss on the entire investment upon substantial liquidation of the subsidiary. The fair value of the Company’s net investment hedge contracts was $1.1 as of March 31, 2015 and December 31, 2014. The net gain (loss) recognized in AOCI on net investment hedge derivative instruments was $6.6 and $(2.5) in the three months ended March 31, 2015 and 2014, respectively.
Non-Designated Hedges A substantial portion of the Company’s operations and revenues are international. As a result, changes in foreign exchange rates can create substantial foreign exchange gains and losses from the revaluation of non-functional currency monetary assets and liabilities. The Company’s policy allows the use of foreign exchange forward contracts with maturities of up to 24 months to mitigate the impact of currency fluctuations on those foreign currency asset and liability balances. The Company elected not to apply hedge accounting to its foreign exchange forward contracts. Thus, spot-based gains/losses offset revaluation gains/losses within foreign exchange gain (loss), net and forward-based gains/losses represent interest expense. The fair value of the Company’s non-designated foreign exchange forward contracts was $0.9 and $0.8 as of March 31, 2015 and December 31, 2014, respectively.
The following table summarizes the gain (loss) recognized on non-designated foreign-exchange derivative instruments for the three months ended March 31:

	Three Months Ended
	March 31,
	2015	2014
Interest expense	$(1.3)	$(1.4)
Foreign exchange gain (loss), net	5.5	1.2
	$4.2	$(0.2)

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2015
Notes to Condensed Consolidated Financial Statements
(unaudited)
(dollars in millions, except per share amounts)

Interest Rate
Cash Flow Hedges The Company has variable rate debt that is subject to fluctuations in interest related cash flows due to changes in market interest rates. The Company’s policy allows derivative instruments designated as cash flow hedges that fix a portion of future variable-rate interest expense. As of March 31, 2015, the Company had two pay-fixed receive-variable interest rate swaps, with a total notional amount of $50.0, to hedge against changes in the LIBOR benchmark interest rate on a portion of the Company’s LIBOR-based borrowings. Changes in value that are deemed effective are accumulated in AOCI and reclassified to interest expense when the hedged interest is accrued. To the extent that it becomes probable that the Company’s variable rate borrowings will not occur, the gains or losses on the related cash flow hedges will be reclassified from AOCI to interest expense. The fair value of the Company’s interest rate contracts was $(0.9) and $(1.2) as of March 31, 2015 and December 31, 2014, respectively.
In December 2005 and January 2006, the Company executed cash flow hedges by entering into receive-variable and pay-fixed interest rate swaps, with a total notional amount of $200.0, related to the senior notes issuance in March 2006. Amounts previously recorded in AOCI related to the pre-issuance cash flow hedges will continue to be reclassified on a straight-line basis through February 2016.
The gain recognized on designated cash flow hedge derivative instruments was $0.3 for the three months ended March 31, 2015 and 2014. Gains and losses related to interest rate contracts that are reclassified from AOCI are recorded in interest expense on the statements of operations. The Company anticipates reclassifying $0.6 from AOCI to interest expense within the next 12 months.

Note 16: Restructuring and Other Charges
Restructuring Charges
The following table summarizes the impact of the Company’s restructuring charges on the condensed consolidated statements of operations for the three months ended March 31:

	2015	2014
Cost of sales – services	$—	$0.7
Selling and administrative expense	2.5	4.4
Research, development and engineering expense	0.6	—
Total	$3.1	$5.1
The following table summarizes the Company’s restructuring charges by reporting segment for the three months ended March 31:

	2015	2014
Severance
North America (NA)	$1.5	$2.1
Asia Pacific (AP)	—	0.3
Europe, Middle East and Africa (EMEA)	0.9	0.6
Latin America (LA)	0.7	2.1
Total Severance	$3.1	$5.1
During the first quarter of 2013, the Company announced a multi-year transformation plan. Certain aspects of this plan were previously disclosed under the Company's global realignment plan and global shared services plan. This multi-year transformation focuses on globalizing the Company's service organization and creating a unified center-led global organization for research and development, as well as transforming the Company's general and administrative cost structure. Restructuring charges of $3.1 and $5.1 for the three months ended March 31, 2015 and 2014, respectively, related to the Company's multi-year transformation plan. Restructuring charges for the three months ended March 31, 2015 primarily related to a business process outsourcing initiative. As of March 31, 2015, the Company anticipates additional restructuring costs of $2.2 to $4.3 to be incurred through the end of 2015, primarily within NA and EMEA, along with the realignment of LA and Brazil which was announced in January 2015. Further details of the alignment appear in note 1 in the notes to the condensed consolidated financial statements. The Company anticipates additional cost in the multi-year transformation plan through at least 2015. As management finalizes certain aspects of the transformation plan, the anticipated future costs related to this plan are subject to change.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2015
Notes to Condensed Consolidated Financial Statements
(unaudited)
(dollars in millions, except per share amounts)

The following table summarizes the Company's cumulative total restructuring costs for the multi-year transformation plan as of March 31, 2015:

	Severance	Other	Total
Cumulative total restructuring costs for the multi-year transformation plan
NA	$63.3	$2.0	$65.3
AP	2.7	0.6	3.3
EMEA	2.7	0.9	3.6
LA	15.1	—	15.1
Total	$83.8	$3.5	$87.3
The following table summarizes the Company’s restructuring accrual balances and related activity for the three months ended March 31:

	2015	2014
Balance at January 1	$7.8	$35.3
Liabilities incurred	3.1	5.1
Liabilities paid/settled	(5.4)	(23.4)
Balance at March 31	$5.5	$17.0
Impairment and Other Charges
During the first quarter of 2015, the Company recorded an impairment of capitalized software of $9.1 related to redundant legacy Diebold software as a result of the acquisition of Phoenix.
Other charges consist of items that the Company has determined are non-routine in nature and are not expected to recur in future operations. Net non-routine expenses of $4.6 and $1.1 impacted the three months ended March 31, 2015 and 2014, respectively.
Note 17: Fair Value of Assets and Liabilities
Assets and Liabilities Recorded at Fair Value
Assets and liabilities subject to fair value measurement are as follows:

	March 31, 2015			December 31, 2014
		Fair Value Measurements Using			Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Assets
Short-term investments:
Certificates of deposit	$114.4	$114.4	$—	$136.7	$136.7	$—
Assets held in rabbi trusts	9.8	9.8	—	9.8	9.8	—
Foreign exchange forward contracts	2.0	—	2.0	2.9	—	2.9
Total	$126.2	$124.2	$2.0	$149.4	$146.5	$2.9
Liabilities
Deferred compensation	$9.8	$9.8	$—	$9.8	$9.8	$—
Foreign exchange forward contracts	0.5	—	0.5	1.0	—	1.0
Interest rate swaps	0.9	—	0.9	1.2	—	1.2
Total	$11.2	$9.8	$1.4	$12.0	$9.8	$2.2
The Company uses the end of period when determining the timing of transfers between levels. During the three months ended March 31, 2015, there were no transfers between levels.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2015
Notes to Condensed Consolidated Financial Statements
(unaudited)
(dollars in millions, except per share amounts)

The fair value and carrying value of the Company’s debt instruments are summarized as follows:

	March 31, 2015		December 31, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes payable	$44.7	$44.7	$25.6	$25.6
Long-term debt	538.3	534.7	483.6	479.8
Total debt instruments	$583.0	$579.4	$509.2	$505.4

Note 18: Segment Information
The Company considers its operating structure and the information subject to regular review by its President and Chief Executive Officer, who is the Chief Operating Decision Maker (CODM), to identify reportable operating segments. The CODM makes decisions, allocates resources and assesses performance by the following regions, which are also the Company’s four reportable operating segments: NA, AP, EMEA and LA. The four geographic segments sell and service financial self-service and security systems around the globe, as well as elections, lottery and information technology solutions in Brazil other, through wholly-owned subsidiaries, majority-owned joint ventures and independent distributors in most major countries. In the first quarter of 2015, LA and Brazil operations are reported under one single reportable operating segment and comparative periods have been reclassified for consistency. The presentation of comparative periods also reflects the reclassification of certain global expenses from segment operating profit to corporate charges not allocated to segments due to the 2015 realignment activities.
Certain information not routinely used in the management of the segments, information not allocated back to the segments or information that is impractical to report is not shown. Segment operating profit is defined as revenues less expenses identifiable to the those segments. Segment operating income reconciles to consolidated income before income taxes by deducting corporate costs and other income or expense items that are not attributed to the segments. Further details regarding the Company's net non-routine expense appear in note 16 in the notes to the condensed consolidated financial statements. Total assets are not allocated to segments and are not included in the assessment of segment performance and therefore are excluded from the segment information disclosed below.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2015
Notes to Condensed Consolidated Financial Statements
(unaudited)
(dollars in millions, except per share amounts)

The following tables represent information regarding the Company’s segment information and provides a reconciliation between segment operating profit and the consolidated income before income taxes for the three months ended March 31:

	2015	2014
Revenue summary by segment
NA	$339.9	$317.5
AP	110.5	107.1
EMEA	86.8	84.1
LA	118.3	179.6
Total customer revenues	$655.5	$688.3

Intersegment revenues
NA	$21.1	$15.9
AP	19.4	23.9
EMEA	11.1	7.0
LA	0.1	0.1
Total intersegment revenues	$51.7	$46.9

Segment operating profit
NA	$67.7	$59.4
AP	18.2	16.8
EMEA	12.4	11.2
LA	3.1	11.5
Total segment operating profit	$101.4	$98.9

Corporate charges not allocated to segments (1)	(70.7)	(69.4)
Asset impairment charges	(19.4)	—
Restructuring charges	(3.1)	(5.1)
Net non-routine expense	(4.6)	(1.1)
	(97.8)	(75.6)
Operating profit	$3.6	$23.3
Other expense	(10.6)	(11.6)
(Loss) income before taxes	$(7.0)	$11.7

(1)
Corporate charges not allocated to segments include headquarter-based costs associated with manufacturing administration, procurement, human resources, finance and accounting, global development/engineering, global strategy/mergers and acquisitions, global information technology, tax, treasury and legal.

	2015	2014
Segment depreciation and amortization expense
NA	$2.0	$2.4
AP	1.6	1.9
EMEA	0.8	1.2
LA	2.9	2.0
Total segment depreciation and amortization expense	7.3	7.5
Corporate depreciation and amortization expense	9.1	10.2
Total depreciation and amortization expense	$16.4	$17.7

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2015
Notes to Condensed Consolidated Financial Statements
(unaudited)
(dollars in millions, except per share amounts)

	March 31, 2015	December 31, 2014
Segment property, plant and equipment, at cost
NA	$130.5	$128.8
AP	48.8	46.9
EMEA	34.9	38.2
LA	61.2	78.7
Total segment property, plant and equipment, at cost	275.4	292.6
Corporate property plant and equipment, at cost, not allocated to segments	333.8	320.3
Total property, plant and equipment, at cost	$609.2	$612.9
The following table presents information regarding the Company’s revenue by service and product solution for the three months ended March 31:

Revenue summary by service and product solution	2015	2014
Financial self-service
Services	$291.4	$285.0
Products	203.8	181.5
Total financial self-service	495.2	466.5
Security
Services	102.6	98.4
Products	47.4	44.0
Total security	150.0	142.4
Total financial self-service & security	645.2	608.9
Brazil other	10.3	79.4
	$655.5	$688.3

Management's Discussion and Analysis of
Financial Conditions and Results of Operations as of March 31, 2015
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and accompanying notes that appear elsewhere in this Quarterly Report on Form 10-Q.
Introduction
Diebold, Incorporated and its subsidiaries (collectively, the Company) is a global leader in providing financial self-service (FSS) delivery, integrated services and software, and security systems to the financial, commercial, retail and other markets. Founded in 1859, the Company has approximately 16,000 employees with business in more than 90 countries worldwide. The Company continues to execute its multi-year turnaround strategy, Diebold 2.0, with the primary objective of transforming the Company into a world-class, services-led and software enabled company, supported by innovative hardware, that automates the way people connect with their money. The turnaround is expected to occur in three phases: 1) Crawl, 2) Walk, and 3) Run. In the “Crawl” phase, Diebold is establishing a foundation for future growth in the “Walk” and “Run” phases. The company expects to transition from “Crawl” to “Walk” in the second half of 2015. Diebold 2.0 consists of four pillars:

•	Streamline its cost structure and improve its near-term delivery and execution.

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
Reducing the Company’s fixed cost envelope and driving operational rigor is fundamental. The multi-year transformation plan will drive efficiency while improving gross margins and operating margins. In December 2014, the Company expanded its cost savings plan from $150 through 2015 to $200 through 2017.

2.	Drive Sustainable Improvement in Cash Flow
The Company is committed to improving cash generation in order to increase shareholder value and fuel the investments necessary to grow the business. An emphasis on working capital efficiency and cash generation extends beyond the finance organization into our operations across all regions. For 2014, the Company was able to generate approximately $185 in operating cash flow.

3.	Improve Sales Effectiveness
The Company’s sales teams must enhance skills, tools and market coverage to reach more prospects more effectively. To address these areas, the Company implemented Salesforce.com across our regions in 2014, which will enhance our ability to identify and pursue market opportunities more efficiently.

4.	Increase Speed and Agility
Streamlining the management structure will drive greater accountability, accelerate decision-making and facilitate the transition to a global business. Change is being viewed as an enabler of progress throughout the organization. Product development has been accelerated, as evidenced by the number of innovative solutions we were able to bring to market in 2014, such as the responsive banking concept and ActivEdge™ secure card reader.

Management's Discussion and Analysis of
Financial Conditions and Results of Operations as of March 31, 2015
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

5.	Instill a Winning Culture Grounded in Execution
To instill a winning culture, the Company continues to attract top talent and enhance incentives in order to create a pay for performance culture.  About 55% of our current senior leadership team has joined Diebold over the past two years. These leaders bring a fresh perspective to the company as well as a strong track record of execution.  Diebold has attracted talent from leading technology companies, the financial services sector and the security industry.  We’ve also realigned compensation targets to match our transformation objectives.

6.	Collaborate With Customers and Partners to Drive Innovative Solutions
The Company must accelerate new ideas through teamwork with capable partners and collaboration with customers. For example, the Company rolled out a number of innovative solutions over the past 12 months, which include the ActivEdge™ secure card reader, the responsive banking concept, Antimicrobial Corning® Gorilla® Glass and the world’s most energy efficient ATM, as well as launched its new ATM product platform.

7.	Further Leverage Services and Software
The Company expects the size and importance of its software stack to increase, and our expertise in services and system integration to be a key differentiator in the market. The objective is to expand the percentage of sales derived from services and software to more than 60 percent by the “Run” phase of the transformation. To strengthen the Company’s software portfolio, Diebold acquired Phoenix Interactive Design, Inc., a world leader in developing innovative multi-vendor software solutions for ATMs and a host of other financial self-service applications.

8.	Generate Long-Term, Profitable Growth
The seven actions defined above are designed to put the Company on a sustainable, profitable growth trajectory. A commitment to operational rigor, improved analytics and data-driven decision-making is expected to position the Company to benefit from secular trends in managed services and mobility, expand its electronic security business and drive both organic and inorganic growth.
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
Solutions
A significant demand driver in the global ATM marketplace is branch automation. The concept is to help financial institutions reduce their costs by migrating routine transactions, typically done inside the branch, to lower-cost automated channels, while also growing revenue, and adding convenience and security for the banks' customers. One area of branch automation that continues to gain traction is deposit automation. Among the largest U.S. national banks, there has been extensive deployment of deposit automation-enabled terminals. Through 2014, approximately 30 percent of ATMs globally are configured for automated deposits.
Another solution the Company offers as part of its branch automation efforts is two-way video capabilities. The solution provides consumers with on-demand access to bank call center representatives right at the ATM for sales or bank account maintenance support. In addition to delivering a personal touch outside of regular business hours, it ultimately assists financial institutions by maximizing operational efficiencies, improving the consumer experience and enhancing the overall consumer relationship.
Mobile integration is another emerging trend in the FSS space, as consumers look for multiple ways to interact with their financial institutions. To address this need Diebold offers a cardless Mobile Cash Access (MCA) solution, which allows consumers to initiate a transaction with their mobile device and complete it at the ATM without a card. This capability provides consumers with a more convenient and secure option, while giving financial institutions the opportunity to offer their own branded mobile wallet solution. Diebold has demonstrated success with MCA in North Americaand EMEA. The company recently announced that Banque Internationale a Luxembourg partnered with Diebold to launch this cardless transaction solution across its ATM network.
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

Management's Discussion and Analysis of
Financial Conditions and Results of Operations as of March 31, 2015
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

The Company leverages its strong base of maintenance and advanced services to deliver comprehensive managed services. Banks are continuously being challenged to reduce costs while increasing operational efficiencies. Through managed services, banks entrust the management of their ATM and security operations to Diebold, allowing their staffs to focus on core competencies. Furthermore, the Company's managed services offering provides banks and credit unions with the leading-edge technology they need to stay competitive in the marketplace. Diebold is a leader in managed services for financial institutions in North America with over 27,000 ATMs under management.
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
As it relates to the security business, the Company’s SecureStat® online security management tool streamlines how customers manage their security operations. At the core of the solution is a personalized dashboard that utilizes customizable, distinct widgets to provide a snapshot of a user's entire security platform, including locations, security systems and devices. In addition, SecureStat® can unify security services and disparate systems, while providing a single interface for real-time administration of security operations across an enterprise. To further build out the capabilities of SecureStat®, Diebold and Eagle Eye Networks, Inc., have formalized the security industry's first national strategic alliance to deliver cloud-based video services. The new video solutions will offer services that stream and store live and recorded video, provide flexible cloud storage, and generate notification and real-time analytics. Customers will be able to access and manage these new video services from Diebold's centralized software-as-a-service solution - SecureStat®. This is an example of the software driven platforms the Company is investing in to strengthen its suite of solutions and differentiate itself in the market.
Moving forward, the Company intends to create shareholder value by leveraging the opportunities it sees within the area of branch automation, growing its services, outsourcing and software capabilities, further building out its electronic security business and taking advantage of key trends around the world. Many opportunities lie ahead, and the Company will continue to invest in developing new services, software and security solutions that align with the needs of its core markets.
Multi-Year Transformation Plan
The Company is committed to its multi-year transformation plan aimed at establishing a competitive cost structure throughout the organization. The Company has identified targeted savings of $200 that are expected to be fully realized by the end of 2017 and plans to reinvest a portion of the savings, approximately 50 percent, to drive long-term growth. Areas of reinvestment include: research and development of innovative new customer solutions; improving and updating the Company's information technology systems and infrastructure; transforming the general and administrative back-office functions; and strengthening sales coverage and marketing, processes and tools. In addition, some of the savings should offset price erosion, wage inflation in emerging markets and volatile commodity prices in the Company’s core business. Given these factors, the Company anticipates that approximately 50 percent of the savings will positively impact operating profit. In addition to the cost savings impact, the Company expects that the plan will enhance its competitive position by focusing on globalizing the Company's service organization, creating a unified center-led global organization for research and development as well as transforming the Company's general and administrative cost structure. Restructuring charges associated with the multi-year transformation plan were $3.1 and $5.1 for the three months ended March 31, 2015 and 2014, respectively. Restructuring charges for the three months ended March 31, 2015 primarily related to severance costs of employees due to the Company's business process outsourcing initiative with Accenture.
Business Drivers
The business drivers of the Company's future performance include, but are not limited to:

•	demand for services and software, including managed services and professional services;

•	timing of self-service equipment upgrades and/or replacement cycles, including deposit automation in mature markets such as the United States;

•	demand for products and solutions related to bank branch automation opportunities;

•	demand for security products and services for the financial and commercial sectors; and

•	high levels of deployment growth for new self-service products in emerging markets.

Management's Discussion and Analysis of
Financial Conditions and Results of Operations as of March 31, 2015
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

Results of Operations
Net (loss) income attributable to Diebold, Incorporated for the three months ended March 31, 2015 was $(2.8) or $(0.04) per share, a decrease of $12.6 and $0.19 per share, respectively, from the same period in 2014. Total revenue for the three months ended March 31, 2015 was $655.5, a decrease of $32.8 compared to the same period in 2014. FSS revenue in the first quarter of 2015 increased $28.7 or 6.2 percent compared to the same period of 2014. Security revenue grew $7.6 or 5.3 percent compared to the same period in 2014.
In January 2015, the Company announced the realignment of its Brazil and Latin America (LA) businesses to drive greater efficiency and further improve customer service. In the first quarter of 2015, LA and Brazil operations are reported under one single reportable operating segment and comparative periods have been reclassified for consistency. The presentation of comparative periods also reflects the reclassification of certain global expenses from segment operating profit to corporate charges not allocated to segments due to the 2015 realignment activities.
On March 13, 2015, the Company acquired all of the equity interests of Phoenix Interactive Design, Inc. (Phoenix) for a total purchase price of approximately $72.9, including $12.6 of deferred cash payment payable over the next three years. Acquiring Phoenix, a world leader in developing innovative software solutions for ATMs and a host of other FSS applications, is a foundational move to accelerate the Company’s growth in the fast-growing managed services and branch automation spaces. The results of operations for Phoenix are included in the North America (NA) reportable operating segment within the Company's condensed consolidated financial statements from the date of the acquisition. Preliminary purchase price allocations are subject to further adjustment until all pertinent information regarding the assets acquired and liabilities assumed are fully evaluated.
The Company's Venezuelan operations consist of a fifty-percent owned subsidiary, which is consolidated. Venezuela is measured using the U.S. dollar as its functional currency because its economy is considered highly inflationary. On March 24, 2014, the Venezuelan government announced a currency exchange mechanism, SICAD 2, which yielded an exchange rate significantly higher than the rates established through the other regulated exchange mechanisms. As of March 31, 2014, management determined it was unlikely the Company would be able to convert bolivars under a currency exchange other than SICAD 2 and the Company remeasured its Venezuelan balance sheet using the SICAD 2 rate of 50.86 compared to the previous official government rate of 6.30, resulting in a decrease of $6.1 to the Company’s cash balance and net losses of $12.1 that were recorded within foreign exchange (loss) gain, net in the condensed consolidated statements of operations in the first quarter of 2014. As a result of the currency devaluation, the Company recorded a $4.1 lower of cost or market adjustment related to its service inventory within service cost of sales in the condensed consolidated statements of operations in the first quarter of 2014. On February 10, 2015, the Venezuelan government introduced a new foreign currency exchange platform called the Marginal Currency System, or SIMADI, which replaces the SICAD 2 mechanism, yielding another significant increase in the exchange rate. As of March 31, 2015, management determined it is unlikely that the Company will be able to convert bolivars under a currency exchange other than SIMADI and remeasured its Venezuelan balance sheet using the SIMADI rate of 192.95 compared to the previous SICAD 2 rate of 50.86, which resulted in a loss of $7.5 recorded within foreign exchange (loss) gain, net in the condensed consolidated statements of operations in the first quarter of 2015.
As of March 31, 2015, the Company agreed to sell its equity interest in its Venezuela joint venture to its joint venture partner. While this effectively ends our relationship in the joint partnership, the Company will continue to operate in Venezuela on an indirect basis. The Venezuelan assets and liabilities are classified as held for sale on the condensed consolidated balance sheet because the Company agreed to sell its equity interest to its joint venture partner for a nominal value. As a result, the Company recorded charges of $10.3. The charges are located in impairment of assets on the condensed consolidated statement of operations.
On April 29, 2015, the Company closed the sale for the estimated fair market value and no additional impairment was required. As a result of the sale, the Company will no longer have a consolidating entity in Venezuela.
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

Management's Discussion and Analysis of
Financial Conditions and Results of Operations as of March 31, 2015
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

	Three Months Ended
	March 31,
	2015		2014
	Dollars	% of Net sales	Dollars	% of Net sales
Net sales	$655.5	100.0	$688.3	100.0
Gross profit	175.3	26.7	164.1	23.8
Operating expenses	171.7	26.2	140.8	20.5
Operating profit	3.6	0.5	23.3	3.4
Net (loss) income	(5.6)	(0.9)	4.9	0.7
Net loss attributable to noncontrolling interests	(2.8)	(0.4)	(4.9)	(0.7)
Net (loss) income attributable to Diebold, Incorporated	(2.8)	(0.4)	9.8	1.4
First Quarter 2015 Comparisons to First Quarter 2014
Net Sales
The following table represents information regarding our net sales:

	Three Months Ended
	March 31,
	2015	2014	% Change
Financial self-service	495.2	466.5	6.2
Security	150.0	142.4	5.3
Brazil other	10.3	79.4	(87.0)
Total customer revenue	$655.5	$688.3	(4.8)
FSS revenue in the first quarter of 2015 increased $28.7 or 6.2 percent compared to the same period of 2014, including net unfavorable currency impact of $24.3 or 5.9 percent related mainly to the Brazilian real and Euro. The following commentary concerning segment variances include the impact of foreign currency. NA increased $15.9 or 8.4 percent due primarily to higher volume within Canada from a large deposit automation upgrade project that favorably impacted the first quarter of 2015. NA revenue also benefited from an improvement in the regional business driven by Microsoft Windows upgrade activity, which was more than offset by a product revenue decline in national accounts from lower volume. Asia Pacific (AP) increased $2.4 or 2.3 percent from service revenue growth mainly in India and China related to higher managed services and traditional maintenance revenue, partially offset by a decline in product revenue stemming from lower volume particularly in China. Europe, Middle East and Africa (EMEA) increased $2.6 or 3.1 percent principally from higher volume within Africa as well as the benefit of the Cryptera acquisition, which occurred in the third quarter of 2014, offset by net unfavorable currency impact of $14.4 spread throughout the region. LA increased $7.7 or 8.8 percent due to higher volume in Brazil and increased installations in Mexico, partially offset by an unfavorable currency impact of $7.5 in Brazil and lower service revenue in Venezuela as a result of the continued currency devaluation.
Security revenue increased compared to the same period of 2014 as growth in the electronic security business more than offset a minimal decline in physical security revenue. NA accounted for the majority of the security revenue improvement as the region increased $6.6 or 5.2 percent.
Brazil other decreased due to large deliveries of information technology (IT) equipment to a Brazilian education ministry in the first quarter of 2014 and unfavorable currency impact of $14.7 partially offset by lottery volume in the first quarter of 2015.

Management's Discussion and Analysis of
Financial Conditions and Results of Operations as of March 31, 2015
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

Gross Profit
The following table represents information regarding our gross profit:

	Three Months Ended
	March 31,
	2015	2014	% Change
Gross profit - services	$121.1	$108.1	12.0
Gross profit - products	54.2	56.0	(3.2)
Total gross profit	$175.3	$164.1	6.8

Gross margin – services	30.7%	28.2%
Gross margin – products	20.7%	18.4%
Total gross margin	26.7%	23.8%
Service gross margin improved 2.5 percentage points to 30.7 percent compared with the first quarter of 2014. This increase was primarily driven by margin improvements in each of the international segments coupled with favorable revenue mix between the regions. Service margin in the first quarter of 2014 was adversely affected by a $4.1 lower of cost or market adjustment related to its service inventory as a result the Venezuelan currency devaluation which resulted in the LA margin increase between years.
Product gross margin improved 2.3 percentage points to 20.7 percent compared with the first quarter of 2014. The increase in product gross margin resulted mainly from improved margins in NA due to favorable customer revenue mix as well as in EMEA largely as a result of the Cryptera acquisition.
Operating Expenses
The following table represents information regarding our operating expenses:

	Three Months Ended
	March 31,
	2015	2014	% Change
Selling and administrative expense	$129.9	$120.3	8.0
Research, development and engineering expense	22.3	20.0	11.5
Impairment of assets	19.4	—	—
Loss on sale of assets, net	0.1	0.5	(80.0)
Total operating expenses	$171.7	$140.8	21.9
The increase in selling and administrative expense resulted from higher expense associated with transformation initiatives specific to back office transformation and talent management as well as higher non-routine expenses, partially offset by favorable currency impact of $4.8 and lower restructuring charges. Selling and administrative expense in the first quarter of 2015 and 2014 included non-routine expenses of $4.6 and $1.1, respectively. The non-routine expense in both years pertained to legal, indemnification and professional fees. In addition, selling and administrative expense included $2.5 and $4.4 of restructuring charges in the first quarter of 2015 and 2014, respectively.
Research, development and engineering expense as a percent of net sales in 2015 and 2014 were 3.4 percent and 2.9 percent, respectively. The spend increase between years was mainly due to increased staffing expense and restructuring charges of $0.6 in the first quarter of 2015, offset in part by favorable currency impact of $0.4.
As of March 31, 2015, the Venezuelan assets and liabilities are classified as held for sale on the condensed consolidated balance sheet (refer to note 1 to the notes to the condensed consolidated financial statements). The Company has agreed in principle to sell its equity interest in its Venezuela joint venture to its joint venture partner and, as a result, has recorded an impairment of $10.3 to reduce the carrying value of the net assets to the estimated fair market value. Additionally, during the first quarter of 2015, the Company recorded an impairment of capitalized software of $9.1 related to redundant legacy Diebold software as a result of the acquisition of Phoenix.

Management's Discussion and Analysis of
Financial Conditions and Results of Operations as of March 31, 2015
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

Operating Profit
The following table represents information regarding our operating profit:

	Three Months Ended
	March 31,
	2015	2014	% Change
Operating profit	$3.6	$23.3	(84.5)
Operating profit margin	0.5%	3.4%
The decrease in operating profit was influenced primarily by higher non-routine expense mainly due to impairment charges in the first quarter of 2015, a decline in product revenue primarily associated with large deliveries of IT equipment to a Brazilian education ministry in the first quarter of 2014 and higher spend attributable to investment into transformation strategies. Conversely, operating profit benefited mainly from higher service revenue and an improvement in total margin, partially attributable to the negative impact of a $4.1 lower of cost or market adjustment in Venezuela in the first quarter of 2014.
Other Income (Expense)
The following table represents information regarding our other income (expense):

	Three Months Ended
	March 31,
	2015	2014	% Change
Investment income	$7.9	$8.7	(9.2)
Interest expense	(8.0)	(6.9)	(15.9)
Foreign exchange (loss) gain, net	(9.3)	(12.0)	22.5
Miscellaneous, net	(1.2)	(1.4)	14.3
Other income (expense), net	$(10.6)	$(11.6)	8.6
The foreign exchange (loss) gain, net in 2015 included $7.5 related to the devaluation of the Venezuelan currency. Similarly, the first quarter of 2014 included a $12.1 devaluation of the Venezuelan balance sheet.
Net (Loss) Income
The following table represents information regarding our net income:

	Three Months Ended
	March 31,
	2015	2014	% Change
Net (loss) income	$(5.6)	$4.9	—
Percent of net sales	(0.9)%	0.7%
Effective tax rate	20.0%	58.1%
The decrease in net (loss) income was driven by lower operating profit mostly related to higher non-routine expense inclusive of impairment charges, increased spend affiliated with investments in the Company’s transformation efforts and lower product revenue due to large IT equipment installations in the prior year comparable period. These decreases to operating profit were partially offset by higher service revenue, an improvement in total margin and lower tax expense.
The effective tax rate was 20.0% on the loss for the three months ended March 31, 2015 and 58.1% on the income for the three months ended March 31, 2014. The decrease in the tax rate is mainly due to differences in the mix of income, discrete tax items resulting from the Venezuelan operations, and the release of a valuation allowance during the three-month period ended March 31, 2015. Additionally, in the first quarter of 2014, discrete tax expense was recorded on the repatriation of certain foreign earnings.

Management's Discussion and Analysis of
Financial Conditions and Results of Operations as of March 31, 2015
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

Segment Revenue and Operating Profit Summary
The following tables represent information regarding our revenue and operating profit by reporting segment:

	Three Months Ended
	March 31,
North America	2015	2014	% Change
Revenue	$339.9	$317.5	7.1
Segment operating profit	$67.7	$59.4	14.0
Segment operating profit margin	19.9%	18.7%
NA revenue increased primarily due to a large deposit automation upgrade project for a Canadian customer which began in the third quarter of 2014, higher revenue in the regional FSS business generated from Microsoft Windows upgrades and continued growth in the electronic security business, offset in part by a decline in national FSS product revenue from lower volume. Operating profit increased due to growth in product and service revenue combined with an improvement in product margin resulting from favorable customer revenue mix, partially offset by an increase in operating expense mainly associated with increased compensation and benefits.

	Three Months Ended
	March 31,
Asia Pacific	2015	2014	% Change
Revenue	110.5	107.1	3.2
Segment operating profit	18.2	16.8	8.3
Segment operating profit margin	16.5%	15.7%
Revenue increased from service revenue growth mainly in India and China related to higher managed services and traditional maintenance revenue. This was partially offset by a decline in product revenue stemming from lower volume primarily in China, where the government is encouraging banks to increase their use of domestic ATM suppliers. Operating profit increased from higher service revenue coupled with favorable service margin performance offset by increased operating expense resulting principally from higher employee related cost and back office transformation expense.

	Three Months Ended
	March 31,
Europe, Middle East and Africa	2015	2014	% Change
Revenue	86.8	84.1	3.2
Segment operating profit	12.4	11.2	10.7
Segment operating profit margin	14.3%	13.3%
Revenue increased mainly from higher volume within Africa as well as the benefit of the Cryptera acquisition, which occurred in the third quarter of 2014, offset by a net unfavorable currency impact of $14.4 spread throughout the region. The operating profit increase between years was driven by an improvement in total margin partially offset by higher operating expense mainly attributable to higher compensation and benefits, additional spend resulting from the Cryptera acquisition and back office transformation expense.

	Three Months Ended
	March 31,
Latin America	2015	2014	% Change
Revenue	118.3	179.6	(34.1)
Segment operating profit	3.1	11.5	(73.0)
Segment operating profit margin	2.6%	6.4%
The revenue decrease resulted from large deliveries of IT equipment to a Brazilian education ministry in the first quarter of 2014, net unfavorable currency impact of $23.0 in Brazil and lower service revenue in Venezuela as a result of the continued currency devaluation. Revenue was favorably impacted by higher FSS revenue, mainly in Brazil from volume growth and Mexico due to increased installation activity, as well as lottery volume in the first quarter of 2015. Operating profit decreased mainly due to the IT related volume decline in Brazil offset by an increase in Venezuela primarily from a $4.1 lower of cost or market adjustment in the first quarter of 2014 associated with service inventory due to the Venezuelan bolivar devaluation.
Refer to note 18 to the condensed consolidated financial statements for further details of segment revenue and operating profit.

Management's Discussion and Analysis of
Financial Conditions and Results of Operations as of March 31, 2015
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

Liquidity and Capital Resources
The Company's total cash and cash availability as of March 31, 2015 and December 31, 2014 was as follows:

	March 31, 2015	December 31, 2014
Cash and cash equivalents	$227.1	$322.0
Additional cash availability from:
Short-term uncommitted lines of credit	78.3	115.2
Five-year credit facility	225.0	280.0
Short-term investments	114.4	136.7
Total Cash and Cash Availability	$644.8	$853.9
Capital resources are obtained from income retained in the business, borrowings under the Company’s senior notes, committed and uncommitted credit facilities, long-term industrial revenue bonds and operating and capital leasing arrangements. For $175.0 of the Company's senior notes maturing in March 2016, management intends to secure the repayment through additional financing. Outside of the maturing notes, management expects that the Company’s capital resources will be sufficient to finance planned working capital needs, research and development activities, investments in facilities or equipment, pension contributions, the payment of dividends on the Company’s common shares and any repurchases of the Company’s common shares for at least the next 12 months. As of March 31, 2015, $337.2 or 98.7 percent of the Company's cash and cash equivalents and short-term investments reside in international tax jurisdictions. Repatriation of these funds could be negatively impacted by potential payments for foreign and domestic taxes. The Company has $147.7 that is available for repatriation with no additional tax expense as the Company has already provided for such taxes. Part of the Company’s growth strategy is to pursue strategic acquisitions. The Company has made acquisitions in the past and intends to make acquisitions in the future. The Company intends to finance any future acquisitions with either cash and short-term investments, cash provided from operations, borrowings under available credit facilities, proceeds from debt or equity offerings and/or the issuance of common shares.
The following table summarizes the results of our condensed consolidated statement of cash flows for the three months ended March 31:

Net cash flow (used in) provided by:	2015	2014
Operating activities	$(62.2)	$(31.6)
Investing activities	(70.1)	28.1
Financing activities	52.2	1.2
Effect of exchange rate changes on cash and cash equivalents	(14.8)	(11.2)
Net decrease in cash and cash equivalents	$(94.9)	$(13.5)
Net cash used in operating activities was $62.2 for the three months ended March 31, 2015, an increase of $30.6 from $31.6 for the same period in 2014. Cash flows from operating activities are generated primarily from net income and increases in the non-cash components of working capital. Cash flows from operating activities during three months ended March 31, 2015, compared to the same period of 2014, were unfavorably impacted primarily by increases in trade receivables, inventories, prepaid expenses and other current assets and the decreases in accrued salaries, wages and commissions, and certain other assets and liabilities. These changes related primarily to timing of payments received from customers, the timing of our billing cycle, an increase in inventory on-hand due to the timing of shipments and installations for our customers. These changes were partially offset by the changes in accounts payable, deferred revenue, deferred income tax and finance lease receivables primarily due to the timing of payments compared to the prior-year period. The cash flow impact associated with deferred revenue largely represents prepayments received on service contracts and product sales, which is lower than the same period in 2014. Cash flows from finance lease receivables improved by $98.0 and deferred income tax of $21.5 compared to the same period of 2014. Finance lease receivables decreased in the three months ended March 31, 2015 primarily due to recurring customer payments for financing arrangements.
Net cash used in investing activities was $70.1 for the three months ended March 31, 2015 compared to net cash provided by investing activities of $28.1 for the same period in 2014. The $98.2 change was mostly related to the acquisition of Phoenix in March 2015 for a cash payment of $59.4, less cash acquired, and to a decrease in proceeds from maturities of investments, partially offset by decreased payments for purchases of investments.
Net cash provided by financing activities was $52.2 for the three months ended March 31, 2015 compared to net cash provided by investing activities of $1.2 for the same period in 2014. The change was primarily due to a $60.7 increase in debt borrowings,

Management's Discussion and Analysis of
Financial Conditions and Results of Operations as of March 31, 2015
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

net of repayments, year over year offset by a decrease of $9.6 in issuances of common shares related to share-based compensation activity.
Effect of exchange rate changes on cash and cash equivalents was negatively impacted by $9.5 and $6.1 related to the currency devaluation in Venezuela for the three months ended March 31, 2015 and 2014, respectively.
As of March 31, 2015, the Company had various international short-term uncommitted lines of credit with borrowing limits of $122.3. The weighted-average interest rate on outstanding borrowings on the short-term uncommitted lines of credit as of March 31, 2015 and December 31, 2014 was 3.02 percent and 2.96 percent, respectively. The increase in the weighted-average interest rate is attributable to the change in mix of borrowings in foreign entities. Short-term uncommitted lines mature in less than one year. The amount available under the short-term uncommitted lines at March 31, 2015 was $78.3.
In August 2014, the Company amended and extended its credit facility, including an increase to its borrowing limits under the new credit facility from $500.0 to $520.0. The amended and extended credit facility expires in August 2019 and did not change any of the covenants related to the previous agreement. Under the terms of the amended and extended credit facility, the Company has the ability, subject to various approvals, to increase the borrowing limits by $250.0. Up to $50.0 of the revolving credit facility is available under a swing line sub-facility. The weighted-average interest rate on outstanding credit facility borrowings as of March 31, 2015 and December 31, 2014 was 1.69 percent, respectively, which is variable based on the London Interbank Offered Rate (LIBOR). The amount available under the credit facility as of March 31, 2015 was $225.0.
In March 2006, the Company issued senior notes in an aggregate principal amount of $300.0 with a weighted-average fixed interest rate of 5.50 percent. The Company entered into a derivative transaction to hedge interest rate risk on $200.0 of the senior notes, which was treated as a cash flow hedge. This reduced the effective interest rate from 5.50 percent to 5.36 percent. The Company funded the repayment of $75.0 of the senior notes at maturity in March 2013 using borrowings under its revolving credit facility. The maturity dates of the remaining senior notes are staggered, with $175.0 and $50.0 due in March 2016 and 2018, respectively. For the $175.0 of the Company's senior notes maturing in March 2016, management intends to secure the repayment through additional financing.
In 1997, industrial development revenue bonds were issued on behalf of the Company. The proceeds from the bond issuances were used to construct new manufacturing facilities in the United States. The Company guaranteed the payments of principal and interest on the bonds by obtaining letters of credit. The bonds were issued with a 20-year original term and are scheduled to mature in 2017. Each industrial development revenue bond carries a variable interest rate, which is reset weekly by the remarketing agents. The weighted-average interest rate on the bonds was 0.21 percent and 0.27 percent as of March 31, 2015 and December 31, 2014, respectively.
The Company’s financing agreements contain various restrictive financial covenants, including net debt to capitalization and net interest coverage ratios. As of March 31, 2015, the Company was in compliance with the financial and other covenants in its debt agreements.
Dividends The Company paid dividends of $18.9 and $18.7 in the three months ended March 31, 2015 and 2014, respectively. Quarterly dividends were $0.2875 per share for both periods.
Contractual Obligations In the first three months of 2015, the Company entered into purchase commitments due within one year for materials through contract manufacturing agreements for a total negotiated price. As of March 31, 2015, these additional contracts have remaining balances of $6.4.
Except for the contract manufacturing agreements noted above, all contractual cash obligations with initial and remaining terms in excess of one year and contingent liabilities remained generally unchanged at March 31, 2015 compared to December 31, 2014.
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

Management's Discussion and Analysis of
Financial Conditions and Results of Operations as of March 31, 2015
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

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
Management believes there have been no significant changes during the three months ended March 31, 2015 to the items that the Company disclosed as its critical accounting policies and estimates in management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
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

•
unanticipated litigation, claims or assessments, as well as the outcome/impact of any current/pending litigation, claims or assessments, including but not limited to, the Company's Brazilian tax dispute;

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

Management's Discussion and Analysis of
Financial Conditions and Results of Operations as of March 31, 2015
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

•	the amount and timing of repurchases of the Company’s common shares, if any; and

•
the Company's ability to achieve benefits from its cost-reduction initiatives and other strategic changes, including its multi-year transformation plan and other restructuring actions, as well as its business process outsourcing initiative.

Item 3: Quantitative and Qualitative Disclosures About Market Risk
On March 13, 2015, the Company acquired all of the equity interests of Phoenix Interactive Design, Inc. (Phoenix) for a total purchase price of approximately $72.9, including $12.6 of deferred cash payment payable over the next three years. Acquiring Phoenix, a world leader in developing innovative software solutions for automated teller machines (ATMs) and a host of other financial self-service (FSS) applications, is a foundational move to accelerate the Company’s growth in the fast-growing managed services and branch automation spaces. The results of operations for Phoenix are included in the North America (NA) reportable operating segment within the Company's condensed consolidated financial statements from the date of the acquisition. Preliminary purchase price allocations are subject to further adjustment until all pertinent information regarding the assets acquired and liabilities assumed are fully evaluated.
The Company's Venezuelan operations consist of a fifty-percent owned subsidiary, which is consolidated. Venezuela is measured using the U.S. dollar as its functional currency because its economy is considered highly inflationary. On March 24, 2014, the Venezuelan government announced a currency exchange mechanism, SICAD 2, which yielded an exchange rate significantly higher than the rates established through the other regulated exchange mechanisms. As of March 31, 2014, management determined it was unlikely the Company would be able to convert bolivars under a currency exchange other than SICAD 2 and the Company remeasured its Venezuelan balance sheet using the SICAD 2 rate of 50.86 compared to the previous official government rate of 6.30, resulting in a decrease of $6.1 to the Company’s cash balance and net losses of $12.1 that were recorded within foreign exchange (loss) gain, net in the condensed consolidated statements of operations in the first quarter of 2014. As a result of the currency devaluation, the Company recorded a $4.1 lower of cost or market adjustment related to its service inventory within service cost of sales in the condensed consolidated statements of operations in the first quarter of 2014. On February 10, 2015, the Venezuelan government introduced a new foreign currency exchange platform called the Marginal Currency System, or SIMADI, which replaces the SICAD 2 mechanism, yielding another significant increase in the exchange rate. As of March 31, 2015, management determined it is unlikely that the Company will be able to convert bolivars under a currency exchange other than SIMADI and remeasured its Venezuelan balance sheet using the SIMADI rate of 192.95 compared to the previous SICAD 2 rate of 50.86, which resulted in a loss of $7.5 recorded within foreign exchange (loss) gain, net in the condensed consolidated statements of operations in the first quarter of 2015.
As of March 31, 2015, the Company agreed to sell its equity interest in its Venezuela joint venture to its joint venture partner. While this effectively ends our relationship in the joint partnership, the Company will continue to operate in Venezuela on an indirect basis. The Venezuelan assets and liabilities are classified as held for sale on the condensed consolidated balance sheet because the Company agreed to sell its equity interest to its joint venture partner for a nominal value. As a result, the Company recorded charges of $10.3. The charges are located in impairment of assets on the condensed consolidated statement of operations.
On April 29, 2015, the Company closed the sale for the estimated fair market value and no additional impairment was required. As a result of the sale, the Company will no longer have a consolidating entity in Venezuela.
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Except for the currency devaluation noted above, there have been no material changes in this information since December 31, 2014.
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

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2015
(dollars in millions, except per share amounts)

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
In connection with the preparation of this Quarterly Report, Diebold's management, under the supervision and with the participation of the CEO and CFO, conducted an evaluation of disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the CEO and CFO have concluded that such disclosure controls and procedures were effective as of March 31, 2015.
During the quarter ended March 31, 2015, there were no changes to the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2015
(dollars in millions, except per share amounts)

Part II – Other Information
Item 1: Legal Proceedings
At March 31, 2015, the Company was a party to several lawsuits as well as several routine indirect tax claims from various taxing authorities globally that were incurred in the normal course of business, which neither individually nor in the aggregate are considered material by management in relation to the Company's financial position or results of operations. In addition, the Company has indemnification obligations with certain former employees and costs associated with these indemnifications are expensed as incurred. In management's opinion, the Company's condensed consolidated financial statements would not be materially affected by the outcome of those legal proceedings, commitments or asserted claims.
For more information regarding legal proceedings, please refer to Part I, Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material developments with respect to the legal proceedings reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

Item 1A: Risk Factors
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. There has been no material change to this information since December 31, 2014.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Information concerning the Company’s share repurchases made during the first quarter of 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
January	—	$—	—	2,426,177
February	75,304	$34.07	—	2,426,177
March	1,295	$42.46	—	2,426,177
Total	76,599	$34.21	—

(1)	All shares were surrendered or deemed surrendered to the Company in connection with the Company’s share-based compensation plans.

(2)
The total number of shares repurchased as part of the publicly announced share repurchase plan since its inception was 13,450,772 as of March 31, 2015. The plan was approved by the Board of Directors in 1997. The Company may purchase shares from time to time in open market purchases or privately negotiated transactions. The Company may make all or part of the purchases pursuant to accelerated share repurchases or Rule 10b5-1 plans. The plan has no expiration date. The following table provides a summary of Board of Directors approvals to repurchase the Company’s outstanding common shares:

Total Number of Shares Approved for Repurchase
1997	2,000,000
2004	2,000,000
2005	6,000,000
2007	2,000,000
2011	1,876,949
2012	2,000,000
15,876,949

Item 3: Defaults Upon Senior Securities
None.
Item 4: Mine Safety Disclosures
Not applicable.
Item 5: Other Information
None.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2015

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
FORM 10-Q as of March 31, 2015

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIEBOLD, INCORPORATED

Date: April 30, 2015	By:	/s/ Andreas W. Mattes
Andreas W. Mattes
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 30, 2015	By:	/s/ Christopher A. Chapman
Christopher A. Chapman
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2015

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