Form 10-Q
period 2015-06-30
DIEBOLD INC
filed 2015-07-30
CIK 28823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
Form 10-Q
__________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock outstanding as of July 27, 2015 was 64,964,785.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
Form 10-Q

Part I – Financial Information
Item 1: Financial Statements
DIEBOLD, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(dollars in millions, except per share amounts)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$244.4	$322.0
Short-term investments	119.5	136.7
Trade receivables, less allowances for doubtful accounts of $29.1 and $23.0 at June 30, 2015 and December 31, 2014, respectively	562.3	477.9
Inventories	425.5	405.2
Deferred income taxes	110.5	111.0
Prepaid expenses	25.5	22.0
Prepaid income taxes	26.0	11.7
Other current assets	183.3	169.0
Total current assets	1,697.0	1,655.5
Securities and other investments	83.8	83.6
Property, plant and equipment, net of accumulated depreciation and amortization of $438.6 and $443.4 at June 30, 2015 and December 31, 2014, respectively	176.2	169.5
Goodwill	208.1	172.0
Deferred income taxes	85.8	86.5
Finance lease receivables	53.7	90.4
Other assets	91.1	84.6
Total assets	$2,395.7	$2,342.1
LIABILITIES AND EQUITY
Current liabilities
Notes payable	$35.1	$25.6
Accounts payable	306.5	261.7
Deferred revenue	263.9	275.1
Payroll and other benefits liabilities	89.2	116.8
Other current liabilities	309.5	348.5
Total current liabilities	1,004.2	1,027.7
Long-term debt	634.8	479.8
Pensions and other benefits	199.3	211.0
Post-retirement and other benefits	20.8	20.8
Deferred income taxes	12.3	6.5
Other long-term liabilities	34.1	41.4
Commitments and contingencies	—	—
Equity
Diebold, Incorporated shareholders' equity
Preferred shares, no par value, 1,000,000 authorized shares, none issued	—	—
Common shares, $1.25 par value, 125,000,000 authorized shares,79,653,050 and 79,238,759 issued shares, 64,962,866 and 64,632,400 outstanding shares at June 30, 2015 and December 31, 2014, respectively	99.6	99.0
Additional capital	429.4	418.1
Retained earnings	743.8	762.2
Treasury shares, at cost (14,690,184 and 14,606,359 shares at June 30, 2015 and December 31, 2014, respectively)	(560.0)	(557.2)
Accumulated other comprehensive loss	(247.2)	(190.5)
Total Diebold, Incorporated shareholders' equity	465.6	531.6
Noncontrolling interests	24.6	23.3
Total equity	490.2	554.9
Total liabilities and equity	$2,395.7	$2,342.1
See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(unaudited)
(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net sales
Services	$410.1	$409.8	$804.1	$793.2
Products	323.3	323.7	584.8	628.6
	733.4	733.5	1,388.9	1,421.8
Cost of sales
Services	280.8	283.6	553.7	558.9
Products	265.1	263.1	472.4	512.0
	545.9	546.7	1,026.1	1,070.9
Gross profit	187.5	186.8	362.8	350.9

Selling and administrative expense	135.0	121.0	264.9	241.3
Research, development and engineering expense	23.9	21.7	46.2	41.7
Impairment of assets	(0.5)	—	18.9	—
Gain on sale of assets, net	(1.6)	(13.1)	(1.5)	(12.6)
	156.8	129.6	328.5	270.4
Operating profit	30.7	57.2	34.3	80.5

Other income (expense)
Investment income	6.8	10.0	14.7	18.7
Interest expense	(7.6)	(7.9)	(15.6)	(14.8)
Foreign exchange (loss) gain, net	(1.2)	0.6	(10.5)	(11.4)
Miscellaneous, net	0.8	1.3	(0.4)	(0.1)
Income before taxes	29.5	61.2	22.5	72.9
Income tax expense	5.6	18.1	4.2	24.9
Net income	23.9	43.1	18.3	48.0
Net income (loss) attributable to noncontrolling interests	1.7	1.5	(1.1)	(3.4)
Net income attributable to Diebold, Incorporated	$22.2	$41.6	$19.4	$51.4

Basic weighted-average shares outstanding	64.9	64.6	64.8	64.4
Diluted weighted-average shares outstanding	65.6	65.2	65.5	65.0

Net income attributable to Diebold, Incorporated
Basic earnings per share	$0.34	$0.64	$0.30	$0.80
Diluted earnings per share	$0.34	$0.64	$0.30	$0.79

Common dividends declared and paid per share	$0.2875	$0.2875	$0.575	$0.575
See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$23.9	$43.1	$18.3	$48.0
Other comprehensive income (loss), net of tax
Translation adjustment	6.3	11.3	(62.1)	20.8
Foreign currency hedges (net of tax $0.5, $1.0, $(1.8) and $1.9, respectively)	(1.0)	(2.0)	3.3	(3.6)
Interest rate hedges
Net gain recognized in other comprehensive income (net of tax $(0.1), $(0.1), $(0.2) and $(0.2), respectively)	0.1	0.1	0.3	0.3
Reclassification adjustment for amounts recognized in net income	—	—	(0.1)	(0.1)
	0.1	0.1	0.2	0.2
Pension and other post-retirement benefits
Net actuarial loss amortization (net of tax $(0.6), $(0.3), $(1.2) and $(0.6), respectively)	1.2	0.5	2.3	1.0
Net prior service benefit amortization	(0.1)	(0.1)	(0.1)	(0.1)
	1.1	0.4	2.2	0.9
Unrealized loss on securities, net
Net loss recognized in other comprehensive income (net of tax $0.0, $0.2, $0.0 and $0.8, respectively)	—	(0.4)	—	(1.5)
Reclassification adjustment for amounts recognized in net income (net of tax $0.0, $0.2, $0.0 and $0.2), respectively)	—	(0.4)	—	(0.4)
	—	(0.8)	—	(1.9)
Other comprehensive income (loss), net of tax	6.5	9.0	(56.4)	16.4
Comprehensive income (loss)	30.4	52.1	(38.1)	64.4
Less: comprehensive income (loss) attributable to noncontrolling interests	1.8	1.5	(0.8)	(4.0)
Comprehensive income (loss) attributable to Diebold, Incorporated	$28.6	$50.6	$(37.3)	$68.4
See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in millions)

	Six Months Ended
	June 30,
	2015	2014
Cash flow from operating activities
Net income	$18.3	$48.0
Adjustments to reconcile net income to cash flow used in operating activities:
Depreciation and amortization	33.2	36.7
Share-based compensation	9.1	10.4
Excess tax benefits from share-based compensation	(0.2)	(0.3)
Devaluation of Venezuela balance sheet	7.5	12.1
Gain on sale of assets, net	(1.5)	(12.6)
Impairment of assets	18.9	—
Changes in certain assets and liabilities, net of the effects of acquisitions
Trade receivables	(104.8)	(100.6)
Inventories	(46.3)	(101.2)
Prepaid expenses	(3.5)	(4.5)
Prepaid income taxes	(14.3)	3.7
Other current assets	(16.9)	(35.1)
Accounts payable	52.0	87.0
Deferred revenue	(4.4)	42.8
Accrued salaries, wages and commissions	(20.2)	(0.9)
Deferred income taxes	4.4	(18.5)
Finance lease and notes receivables	17.8	(71.9)
Certain other assets and liabilities	(48.3)	13.1
Net cash used in operating activities	(99.2)	(91.8)
Cash flow from investing activities
Payments for acquisitions, net of cash acquired	(59.4)	—
Proceeds from maturities of investments	72.7	300.5
Proceeds from sale of investments	—	31.0
Payments for purchases of investments	(74.0)	(230.5)
Proceeds from sale of assets	5.5	17.6
Capital expenditures	(25.4)	(18.4)
Increase in certain other assets	(2.6)	(7.9)
Net cash (used in) provided by investing activities	(83.2)	92.3
Cash flow from financing activities
Dividends paid	(37.8)	(37.4)
Debt issuance costs	(0.7)	—
Revolving debt (repayments) borrowings, net	(68.0)	20.0
Term loan borrowings	230.0	—
Other debt borrowings	41.2	95.5
Other debt repayments	(42.3)	(86.0)
Distributions to noncontrolling interest holders	—	(2.2)
Excess tax benefits from share-based compensation	0.2	0.3
Issuance of common shares	2.8	14.2
Repurchase of common shares	(2.8)	(1.6)
Net cash provided by financing activities	122.6	2.8
Effect of exchange rate changes on cash and cash equivalents	(17.8)	(11.1)
Decrease in cash and cash equivalents	(77.6)	(7.8)
Cash and cash equivalents at the beginning of the period	322.0	230.7
Cash and cash equivalents at the end of the period	$244.4	$222.9
See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2015
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
The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. In addition, some of the Company’s statements in this Quarterly Report on Form 10-Q may involve risks and uncertainties that could significantly impact expected future results. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of results to be expected for the full year.
The Company has reclassified the presentation of certain prior-year information to conform to the current presentation.
In January 2015, the Company announced the realignment of its Brazil and Latin America (LA) businesses to drive greater efficiency and further improve customer service. Beginning the first quarter of 2015, LA and Brazil operations were reported under one single reportable operating segment and comparative periods have been reclassified for consistency. The presentation of comparative periods also reflects the reclassification of certain global expenses from segment operating profit to corporate charges not allocated to segments due to the 2015 realignment activities.
On March 13, 2015, the Company acquired all of the equity interests of Phoenix Interactive Design, Inc. (Phoenix) for a total purchase price of approximately $72.9, including $12.6 of deferred cash payment payable over the next three years. Acquiring Phoenix, a world leader in developing innovative software solutions for automated teller machines (ATMs) and a host of other financial self-service (FSS) applications, is a foundational move to accelerate the Company’s growth in the fast-growing managed services and branch automation spaces. The results of operations for Phoenix are primarily included in the North America (NA) reportable operating segment within the Company's condensed consolidated financial statements from the date of the acquisition. Preliminary purchase price allocations are subject to further adjustment until all pertinent information regarding the assets acquired and liabilities assumed are fully evaluated.
As of March 31, 2015, the Company agreed to sell its equity interest in its Venezuela joint venture to its joint venture partner and recorded a $10.3 impairment of assets in the first quarter of 2015. On April 29, 2015, the Company closed the sale for the estimated fair market value and recorded a $1.0 reversal of impairment of assets based on final adjustments in the second quarter of 2015, resulting in a $9.3 impairment of assets for the six months ended June 30, 2015. The Company no longer has a consolidating entity in Venezuela but will continue to operate in Venezuela on an indirect basis.
Prior to the sale, the Company's Venezuela operations consisted of a fifty-percent owned subsidiary, which was consolidated. Venezuela was measured using the U.S. dollar as its functional currency because its economy is considered highly inflationary. On March 24, 2014, the Venezuela government announced a currency exchange mechanism, SICAD 2, which yielded an exchange rate significantly higher than the rates established through the other regulated exchange mechanisms. As of March 31, 2014, management determined it was unlikely the Company would be able to convert bolivars under a currency exchange other than SICAD 2 and the Company remeasured its Venezuela balance sheet using the SICAD 2 rate of 50.86 compared to the previous official government rate of 6.30, which resulted in a decrease of $6.1 to the Company’s cash balance and net losses of $12.1 that were recorded within foreign exchange (loss) gain, net in the condensed consolidated statements of operations in the first quarter of 2014. As a result of the currency devaluation, the Company recorded a $4.1 lower of cost or market adjustment related to its service inventory within service cost of sales in the condensed consolidated statements of operations in the first quarter of 2014. On February 10, 2015, the Venezuela government introduced a new foreign currency exchange platform called the Marginal Currency System, or SIMADI, which replaced the SICAD 2 mechanism, yielding another significant increase in the exchange rate. As of March 31, 2015, management determined it was unlikely that the Company would be able to convert bolivars under a currency exchange other than SIMADI and remeasured its Venezuela balance sheet using the SIMADI rate of 192.95 compared to the previous SICAD 2 rate of 50.86, which resulted in a loss of $7.5 recorded within foreign exchange (loss) gain, net in the condensed consolidated statements of operations in the first quarter of 2015.
In the second quarter of 2014, the Company divested its Diebold Eras, Incorporated (Eras) subsidiary for a sale price of $20.0, including installment payments of $1.0 on the first and second year anniversary dates of the closing. This sale resulted in a gain of $13.7 recognized within gain on sale of assets, net in the condensed consolidated statement of operations. Revenue and operating

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2015
Notes to Condensed Consolidated Financial Statements
(unaudited)
(dollars in millions, except per share amounts)

profit in the six months ended June 30, 2014 related to this divested subsidiary was $6.0 and $3.0 are included within the NA segment. Net income before taxes related to this divested subsidiary is included in continuing operations and was $2.1 and $3.0 for the three and six months ended June 30, 2014, respectively.
Recently Issued Accounting Guidance
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard is effective for the Company on January 1, 2018. Early application is permitted on the original adoption date of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard is effective for the Company on January 1, 2016, with early adoption permitted. The adoption of ASU 2015-03 is not expected to have a material impact on the financial statements of the Company.
In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share or Its Equivalent (ASU 2015-07). The amendments in this update remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The standard is effective for the Company on December 15, 2015, with early adoption permitted. The adoption of ASU 2015-07 is not expected to have a material impact on the financial statements of the Company.
Note 2: Earnings Per Share
Basic earnings per share is based on the weighted-average number of common shares outstanding. Diluted earnings per share includes the dilutive effect of potential common shares outstanding. Under the two-class method of computing earnings per share, non-vested share-based payment awards that contain rights to receive non-forfeitable dividends are considered participating securities. The Company’s participating securities include restricted stock units (RSUs), deferred shares, and shares that were vested, but deferred by the employee. The Company calculated basic and diluted earnings per share under both the treasury stock method and the two-class method. For the three and six months ended June 30, 2015 and 2014, there was no impact in the per share amounts calculated under the two methods. Accordingly, the treasury stock method is disclosed below.
The following represents amounts used in computing earnings per share and the effect on the weighted-average number of shares of dilutive potential common shares:

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2015
Notes to Condensed Consolidated Financial Statements
(unaudited)
(dollars in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Numerator
Income used in basic and diluted earnings per share
Net income attributable to Diebold, Incorporated	$22.2	$41.6	$19.4	$51.4
Denominator (in millions)
Weighted-average number of common shares used in basic earnings per share	64.9	64.6	64.8	64.4
Effect of dilutive shares	0.7	0.6	0.7	0.6
Weighted-average number of shares used in diluted earnings per share	65.6	65.2	65.5	65.0
Net income attributable to Diebold, Incorporated
Basic earnings per share	$0.34	$0.64	$0.30	$0.80
Diluted earnings per share	$0.34	$0.64	$0.30	$0.79
Anti-dilutive shares (in millions)
Anti-dilutive shares not used in calculating diluted weighted-average shares	1.2	1.0	1.3	1.2
Note 3: Equity
The following table presents changes in shareholders' equity attributable to Diebold, Incorporated and the noncontrolling interests:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Diebold, Incorporated shareholders' equity
Balance at beginning of period	$449.5	$610.3	$531.6	$596.8
Comprehensive income (loss) attributable to Diebold, Incorporated	28.6	50.6	(37.3)	68.4
Common shares	0.2	0.1	0.6	0.7
Additional capital	6.4	8.8	11.3	23.9
Treasury shares	(0.2)	(0.3)	(2.8)	(1.6)
Dividends paid	(18.9)	(18.7)	(37.8)	(37.4)
Balance at end of period	$465.6	$650.8	$465.6	$650.8

Noncontrolling interests
Balance at beginning of period	$23.3	$17.0	$23.3	$24.0
Comprehensive income (loss) attributable to noncontrolling interests, net (1)	1.3	1.5	1.3	(4.0)
Distributions to noncontrolling interest holders	—	(0.6)	—	(2.1)
Balance at end of period	$24.6	$17.9	$24.6	$17.9

(1)
Comprehensive income (loss) attributable to noncontrolling interests of $1.8 and $(0.8) for the three and six months ended June 30, 2015, respectively, is net of a $(0.5) and $2.1 Venezuela noncontrolling interest adjustment for the three and six months ended June 30, 2015, respectively, to reduce the carrying value to the estimated fair market value.

Note 4: Accumulated Other Comprehensive Loss
The following table summarizes the changes in the Company’s accumulated other comprehensive (loss) income (AOCI), net of tax, by component for the three months ended June 30, 2015:

	Translation	Foreign Currency Hedges	Interest Rate Hedges	Pension and Other Post-retirement Benefits	Other	Accumulated Other Comprehensive (Loss) Income
Balance at March 31, 2015	$(143.5)	$2.9	$(0.4)	$(112.9)	$0.3	$(253.6)
Other comprehensive income (loss) before reclassifications (1)	6.2	(1.0)	0.1	—	—	5.3
Amounts reclassified from AOCI	—	—	—	1.1	—	1.1
Net current-period other comprehensive income (loss)	6.2	(1.0)	0.1	1.1	—	6.4
Balance at June 30, 2015	$(137.3)	$1.9	$(0.3)	$(111.8)	$0.3	$(247.2)

(1)	Other comprehensive income (loss) before reclassifications within the translation component excludes $0.1 of translation attributable to noncontrolling interests.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2015
Notes to Condensed Consolidated Financial Statements
(unaudited)
(dollars in millions, except per share amounts)

The following table summarizes the changes in the Company’s AOCI, net of tax, by component for the three months ended June 30, 2014:

	Translation	Foreign Currency Hedges	Interest Rate Hedges	Pension and Other Post-retirement Benefits	Unrealized Gain on Securities, Net	Other	Accumulated Other Comprehensive (Loss) Income
Balance at March 31, 2014	$7.6	$(3.5)	$(0.9)	$(51.5)	$1.6	$0.3	$(46.4)
Other comprehensive income (loss) before reclassifications (1)	11.4	(2.0)	0.1	—	(0.4)	—	9.1
Amounts reclassified from AOCI	—	—	—	0.4	(0.4)	—	—
Net current-period other comprehensive income (loss)	11.4	(2.0)	0.1	0.4	(0.8)	—	9.1
Balance at June 30, 2014	$19.0	$(5.5)	$(0.8)	$(51.1)	$0.8	$0.3	$(37.3)

(1)	Other comprehensive income (loss) before reclassifications within the translation component excludes $(0.1) of translation attributable to noncontrolling interests.
The following table summarizes the changes in the Company’s AOCI, net of tax, by component for the six months ended June 30, 2015:

	Translation	Foreign Currency Hedges	Interest Rate Hedges	Pension and Other Post-retirement Benefits	Other	Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2015	$(74.9)	$(1.4)	$(0.5)	$(114.0)	$0.3	$(190.5)
Other comprehensive (loss) income before reclassifications (1)	(62.4)	3.3	0.3	—	—	(58.8)
Amounts reclassified from AOCI	—	—	(0.1)	2.2	—	2.1
Net current-period other comprehensive (loss) income	(62.4)	3.3	0.2	2.2	—	(56.7)
Balance at June 30, 2015	$(137.3)	$1.9	$(0.3)	$(111.8)	$0.3	$(247.2)

(1)	Other comprehensive (loss) income before reclassifications within the translation component excludes $0.3 of translation attributable to noncontrolling interests.

The following table summarizes the changes in the Company’s AOCI, net of tax, by component for the six months ended June 30, 2014:

	Translation	Foreign Currency Hedges	Interest Rate Hedges	Pension and Other Post-retirement Benefits	Unrealized Gain on Securities, Net	Other	Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2014	$(2.4)	$(1.9)	$(1.0)	$(52.0)	$2.7	$0.3	$(54.3)
Other comprehensive income (loss) before reclassifications (1)	21.4	(3.6)	0.3	—	(1.5)	—	16.6
Amounts reclassified from AOCI	—	—	(0.1)	0.9	(0.4)	—	0.4
Net current-period other comprehensive income (loss)	21.4	(3.6)	0.2	0.9	(1.9)	—	17.0
Balance at June 30, 2014	$19.0	$(5.5)	$(0.8)	$(51.1)	$0.8	$0.3	$(37.3)
(1) Other comprehensive income (loss) before reclassifications within the translation component excludes $(0.6) of translation attributable to noncontrolling interests.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2015
Notes to Condensed Consolidated Financial Statements
(unaudited)
(dollars in millions, except per share amounts)

The following table summarizes the details about amounts reclassified from AOCI:

	Three Months Ended		Six Months Ended
	2015	2014	2015	2014
	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Affected Line Item in the Statement of Income
Interest rate hedges	$—	$—	$(0.1)	$(0.1)	Interest expense
Pension and post-retirement benefits:
Net actuarial loss amortization (net of tax $(0.6), $(0.3), $(1.2) and $(0.6), respectively)	1.2	0.5	2.3	1.0	(1)
Net prior service benefit amortization	(0.1)	(0.1)	(0.1)	(0.1)	(1)
	1.1	0.4	2.2	0.9
Unrealized loss on securities (net of tax $0.0, $0.2, $0.0 and $0.2, respectively)	—	(0.4)	—	(0.4)	Investment income
Total reclassifications for the period	$1.1	$—	$2.1	$0.4

(1)	Pension and other post-retirement benefits AOCI components are included in the computation of net periodic benefit cost (refer to note 12).
Note 5: Share-Based Compensation
The Company’s share-based compensation payments to employees are recognized based on their grant-date fair values during the period in which the employee is required to provide services in exchange for the award. Share-based compensation is recognized as a component of selling and administrative expense. Total share-based compensation expense was $4.8 and $5.4 for the three months ended June 30, 2015 and 2014, respectively. Total share-based compensation expense was $9.1 and $10.4 for the six months ended June 30, 2015 and 2014, respectively.
Options outstanding and exercisable as of June 30, 2015 under the Company’s 1991 Equity and Performance Incentive Plan (as Amended and Restated as of February 12, 2014) (the 1991 Plan) and changes during the six months ended June 30, 2015 were as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(in millions)	(per share)	(in years)
Outstanding at January 1, 2015	1.6	$37.11
Expired or forfeited	(0.3)	$50.81
Exercised	(0.1)	$31.09
Granted	0.5	$32.33
Outstanding at June 30, 2015	1.7	$34.09	7	$3.5
Options exercisable at June 30, 2015	0.9	$35.26	5	$1.7
Options vested and expected to vest at June 30, 2015 (2)	1.7	$34.13	7	$3.4

(1)
The aggregate intrinsic value (the difference between the closing price of the Company’s common shares on the last trading day of the second quarter of 2015 and the exercise price, multiplied by the number of “in-the-money” options) that would have been received by the option holders had all option holders exercised their options on June 30, 2015. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common shares.

(2)	The options expected to vest are the result of applying the pre-vesting forfeiture rate assumption to total outstanding non-vested options.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2015
Notes to Condensed Consolidated Financial Statements
(unaudited)
(dollars in millions, except per share amounts)

The following table summarizes information on non-vested RSUs and performance shares relating to employees and non-employee directors for the six months ended June 30, 2015:

	Number of Shares	Weighted-Average Grant-Date Fair Value
	(in millions)	(per share)
RSUs:
Non-vested at January 1, 2015	0.7	$33.72
Forfeited	(0.1)	$34.09
Vested	(0.2)	$36.14
Granted	0.5	$32.76
Non-vested at June 30, 2015	0.9	$32.53
Performance Shares:
Non-vested at January 1, 2015	1.1	$37.38
Forfeited	(0.2)	$36.89
Vested	(0.3)	$40.04
Granted	0.6	$31.16
Non-vested at June 30, 2015	1.2	$33.76
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
As of June 30, 2015, there were 0.1 million non-employee director deferred shares vested and outstanding.
Note 6: Income Taxes
The effective tax rate was 19.0 percent and 29.6 percent on the income for the three months ended June 30, 2015 and 2014, respectively. The effective tax rate was 18.7 percent and 34.2 percent on the income for the six months ended June 30, 2015 and 2014, respectively. The tax rate for the three and six months ended June 30, 2015 benefited from a release of an uncertain tax position due to the expiration of the statute of limitations. Additionally, the tax rate for the six months ended June 30, 2015 benefited from the release of a valuation allowance in Asia Pacific (AP) and discrete tax items resulting from the sale of Venezuela (refer to note 1) recorded primarily in the first quarter. The tax rate for the three months and six months ended June 30, 2014 reflected the release of valuation allowance against excess capital losses utilized. Additionally, the tax rate for the six months ended June 30, 2014 was negatively impacted by discrete tax expense on the repatriation of certain foreign earnings recorded in the first quarter of 2014.
Note 7: Investments
The Company’s investments, primarily in Brazil, consist of certificates of deposit that are classified as available-for-sale and stated at fair value based upon quoted market prices. Unrealized gains and losses are recorded in AOCI. Realized gains and losses are recognized in investment income and are determined using the specific identification method. There were no realized gains from the sale of securities and proceeds from the sale of available-for-sale securities for the three and six months ended June 30, 2015.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2015
Notes to Condensed Consolidated Financial Statements
(unaudited)
(dollars in millions, except per share amounts)

Realized gains from the sale of securities were $0.7 for the three and six months ended June 30, 2014. Proceeds from the sale of available-for-sale securities were $31.0 during the six months ended June 30, 2014.
The Company’s investments, excluding cash surrender value of insurance contracts of $74.2 and $73.8 as of June 30, 2015 and December 31, 2014, respectively, consisted of the following:

	Cost Basis	Unrealized Gain	Fair Value
As of June 30, 2015
Short-term investments
Certificates of deposit	$119.5	$—	$119.5
Long-term investments
Assets held in a rabbi trust	$9.0	$0.6	$9.6

As of December 31, 2014
Short-term investments
Certificates of deposit	$136.7	$—	$136.7
Long-term investments
Assets held in a rabbi trust	$9.3	$0.5	$9.8
Note 8: Allowance for Credit Losses
The following table summarizes the Company’s allowance for credit losses for the six months ended June 30, 2015 and 2014:

	Finance Leases	Notes Receivable	Total
Allowance for credit losses
Balance at January 1, 2015	$0.4	$4.1	$4.5
Provision for credit losses	0.3	—	0.3
Write-offs	(0.1)	—	(0.1)
Balance at June 30, 2015	$0.6	$4.1	$4.7

Balance at January 1, 2014	$0.4	$4.1	$4.5
Provision for credit losses	0.1	—	0.1
Write-offs	(0.2)	—	(0.2)
Balance at June 30, 2014	$0.3	$4.1	$4.4
There were no significant changes in provision for credit losses, recoveries and write-offs during the six months ended June 30, 2015 and 2014. In the six months ended June 30, 2015 and 2014, the Company sold finance lease receivables of $5.4 and $7.1, respectively. As of June 30, 2015, finance leases and notes receivable individually evaluated for impairment were $118.9 and $14.6, respectively. As of June 30, 2014, finance leases and notes receivable individually evaluated for impairment were $184.3 and $18.9, respectively. As of June 30, 2015 and December 31, 2014, the Company’s finance lease receivables in LA were $100.4 and $127.9, respectively. The decrease is related primarily to the strengthening dollar compared to the Brazil real and recurring customer payments for financing arrangements in LA.
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
As of June 30, 2015 and December 31, 2014, the recorded investment in past-due financing receivables on nonaccrual status was $0.9 and $2.2, respectively, and there were no recorded investments in finance receivables past due 90 days or more and still accruing interest. The recorded investment in impaired notes receivable was $4.1 as of June 30, 2015 and December 31, 2014 and was fully reserved.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2015
Notes to Condensed Consolidated Financial Statements
(unaudited)
(dollars in millions, except per share amounts)

The following table summarizes the Company’s aging of past-due notes receivable balances:

	June 30, 2015	December 31, 2014
30-59 days past due	$0.1	$0.1
60-89 days past due	—	—
> 89 days past due (1)	2.3	1.5
Total past due	$2.4	$1.6

(1)	Past-due notes receivable balances greater than 89 days are fully reserved.
Note 9: Inventories
Major classes of inventories are summarized as follows:

	June 30, 2015	December 31, 2014
Finished goods	$186.5	$197.4
Service parts	146.5	125.6
Raw materials and work in process	92.5	82.2
Total inventories	$425.5	$405.2
Note 10: Goodwill and Other Assets
The changes in carrying amounts of goodwill within the Company's segments are summarized as follows:

	NA	AP	EMEA	LA	Total
Goodwill	$112.1	$41.3	$168.7	$148.5	$470.6
Accumulated impairment losses	(13.2)	—	(168.7)	(108.8)	(290.7)
Balance at January 1, 2014	$98.9	$41.3	$—	$39.7	$179.9
Divestiture	(1.6)	—	—	—	(1.6)
Currency translation adjustment	(0.2)	(1.3)	—	(4.8)	(6.3)
Goodwill	$110.3	$40.0	$168.7	$143.7	$462.7
Accumulated impairment losses	(13.2)	—	(168.7)	(108.8)	(290.7)
Balance at December 31, 2014	$97.1	$40.0	$—	$34.9	$172.0
Goodwill acquired	40.2	0.5	—	0.5	41.2
Currency translation adjustment	0.5	(1.0)	—	(4.6)	(5.1)
Goodwill	151.0	39.5	168.7	139.6	498.8
Accumulated impairment losses	(13.2)	—	(168.7)	(108.8)	(290.7)
Balance at June 30, 2015	$137.8	$39.5	$—	$30.8	$208.1
During 2014, NA had a reduction to goodwill of $1.6 relating to the sale of Eras. In March 2015, the Company acquired Phoenix, a world leader in developing innovative software solutions for ATMs and a host of other FSS applications. Preliminary goodwill and other intangible assets resulting from the acquisition were $41.2 and $29.3, respectively, and are primarily included in the NA reportable operating segment. The purchase price allocations are preliminary and subject to further adjustment until all pertinent information regarding the assets acquired and liabilities assumed are fully evaluated. The goodwill associated with the transaction is not deductible for income tax purposes.
There have been no impairment indicators identified during the six months ended June 30, 2015.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2015
Notes to Condensed Consolidated Financial Statements
(unaudited)
(dollars in millions, except per share amounts)

The following summarizes information on intangible assets by major category:

	June 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internally-developed software	$76.5	$(50.3)	$26.2	$102.1	$(65.8)	$36.3
Other intangibles	76.2	(29.4)	46.8	52.2	(28.5)	23.7
Total	$152.7	$(79.7)	$73.0	$154.3	$(94.3)	$60.0
Intangible assets are included in other assets on the condensed consolidated balance sheets. Amortization expense on capitalized software included in product cost of sales was $4.1 and $4.3 for the three months ended June 30, 2015 and 2014, respectively, and $7.6 and $8.9 for the six months ended June 30, 2015 and 2014, respectively.
The decrease in internally-developed software is primarily due to a $9.1 impairment during the first quarter of 2015 of certain internally-developed software related to redundant legacy Diebold software as a result of the acquisition of Phoenix.
Note 11: Debt
Outstanding debt balances were as follows:

	June 30, 2015	December 31, 2014
Notes payable
Uncommitted lines of credit	$22.8	$24.8
Term loan	11.5	—
Other	0.8	0.8
	$35.1	$25.6
Long-term debt
Revolving credit facility	$177.0	$240.0
Senior notes	225.0	225.0
Term loan	218.5	—
Industrial development revenue bonds	11.9	11.9
Other	2.4	2.9
	$634.8	$479.8
As of June 30, 2015, the Company had various international short-term uncommitted lines of credit with borrowing limits of $119.8. The weighted-average interest rate on outstanding borrowings on the short-term uncommitted lines of credit as of June 30, 2015 and December 31, 2014 was 6.38 percent and 2.96 percent, respectively. The increase in the weighted-average interest rate is attributable to the change in mix of borrowings in foreign entities. Short-term uncommitted lines mature in less than one year. The amount available under the short-term uncommitted lines at June 30, 2015 was $97.0.
In June 2015, the Company entered into a Second Amendment to the Credit Agreement (Second Amendment), which provides for a term loan in the aggregate principal amount of $230.0 with escalating quarterly principal payments and a balloon payment due upon maturity in August 2019. The weighted-average interest rate on the term loan as of June 30, 2015 was 1.94 percent, which is variable based on the London Interbank Offered Rate (LIBOR). The Second Amendment replaced the net debt to net capitalization financial covenant with a net debt to earnings before interest, taxes, depreciation and amortization (EBITDA) financial covenant and, accordingly, modified the facility fee and interest rate pricing schedules. The Credit Agreement continues to provide a revolving credit facility with availability of up to $520.0. The Company has the ability, subject to various approvals, to increase the borrowing limits by $250.0. In August 2014, the Company entered into the First Amendment to the Credit Agreement and Guaranty (First Amendment), which increased its borrowing limits under the revolving credit facility from $500.0 to $520.0. The First Amendment also extended the maturity date of the revolving credit facility to August 2019. Up to $50.0 of the revolving credit facility is available under a swing line sub-facility. The weighted-average interest rate on outstanding revolving credit facility borrowings as of June 30, 2015 and December 31, 2014 was 1.64 percent and 1.69 percent, respectively, which is variable based on the LIBOR. The amount available under the revolving credit facility as of June 30, 2015 was $343.0. The Company incurred $0.7 of fees related to the Second Amendment in June 2015, which are amortized as a component of interest expense over the

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2015
Notes to Condensed Consolidated Financial Statements
(unaudited)
(dollars in millions, except per share amounts)

term of the facility. The Company incurred $1.4 of fees related to the First Amendment in the third quarter of 2014, which are amortized as a component of interest expense over the term of the Credit Agreement.
In March 2006, the Company issued senior notes in an aggregate principal amount of $300.0 with a weighted-average fixed interest rate of 5.50 percent. The Company entered into a derivative transaction to hedge interest rate risk on $200.0 of the senior notes, which was treated as a cash flow hedge. This reduced the effective interest rate from 5.50 percent to 5.36 percent. The Company funded the repayment of $75.0 of the senior notes at maturity in March 2013 using borrowings under its revolving credit facility. The maturity dates of the remaining senior notes are staggered, with $175.0 and $50.0 due in March 2016 and 2018, respectively. For $175.0 of the Company's senior notes maturing in March 2016, management intends to fund the repayment through the revolving credit facility.
In 1997, industrial development revenue bonds were issued on behalf of the Company. The proceeds from the bond issuances were used to construct new manufacturing facilities in the United States. The Company guaranteed the payments of principal and interest on the bonds by obtaining letters of credit. The bonds were issued with a 20-year original term and are scheduled to mature in 2017. Each industrial development revenue bond carries a variable interest rate, which is reset weekly by the remarketing agents. The weighted-average interest rate on the bonds was 0.25 percent and 0.27 percent as of June 30, 2015 and December 31, 2014, respectively.
The Company’s financing agreements contain various restrictive financial covenants, including net debt to capitalization, net debt to EBITDA and net interest coverage ratios. As of June 30, 2015, the Company was in compliance with the financial and other covenants in its debt agreements.
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
The following table sets forth the net periodic benefit cost for the Company’s defined benefit pension plans and other benefits for the three months ended June 30:

	Pension Benefits		Other Benefits
	2015	2014	2015	2014
Components of net periodic benefit cost
Service cost	$0.9	$0.8	$—	$—
Interest cost	6.0	5.8	0.2	0.1
Expected return on plan assets	(6.8)	(6.5)	—	—
Amortization of prior service benefit	—	(0.1)	(0.1)	—
Recognized net actuarial loss	1.6	0.7	0.1	—
Net periodic pension benefit cost	$1.7	$0.7	$0.2	$0.1

The following table sets forth the net periodic benefit cost for the Company’s defined benefit pension plans and other benefits for the six months ended June 30:

	Pension Benefits		Other Benefits
	2015	2014	2015	2014
Components of net periodic benefit cost
Service cost	$1.8	$1.5	$—	$—
Interest cost	11.9	11.5	0.3	0.3
Expected return on plan assets	(13.5)	(12.9)	—	—
Amortization of prior service benefit	—	(0.1)	(0.1)	(0.1)
Recognized net actuarial loss	3.3	1.5	0.2	0.1
Net periodic pension benefit cost	$3.5	$1.5	$0.4	$0.3
Contributions
There have been no changes to the expected 2015 plan year contribution amounts previously disclosed. In the first quarter of 2015, the Company made a voluntary contribution to its qualified pension plan of $10.0. For the six months ended June 30, 2015 and 2014, contributions of $12.0 and $2.8, respectively, were made to the qualified and non-qualified pension plans.
Note 13: Guarantees and Product Warranties
In 1997, industrial development revenue bonds were issued on behalf of the Company. The Company guaranteed the payments of principal and interest on the bonds (refer to note 11) by obtaining letters of credit. The carrying value of the bonds was $11.9 as of June 30, 2015 and December 31, 2014.
The Company provides its global operations guarantees and standby letters of credit through various financial institutions for suppliers, customers, regulatory agencies and insurance providers. If the Company is not able to make payment or fulfill contractual obligations, the suppliers, customers, regulatory agencies and insurance providers may draw on the pertinent bank. At June 30, 2015, the maximum future payment obligations related to these various guarantees totaled $116.7, of which $28.0 represented standby letters of credit to insurance providers, and no associated liability was recorded. At December 31, 2014, the maximum future payment obligations relative to these various guarantees totaled $111.1, of which $28.0 represented standby letters of credit to insurance providers, and no associated liability was recorded.
The Company provides its customers a manufacturer’s warranty and records, at the time of the sale, a corresponding estimated liability for potential warranty costs. Estimated future obligations due to warranty claims are based upon historical factors such as labor rates, average repair time, travel time, number of service calls per machine and cost of replacement parts. As of June 30, 2015 and 2014, the Company’s warranty liability balances were $95.4 and $94.0, respectively. During 2014, the increase in warranty is largely attributable to sales related to Brazil other in LA. The currency translation adjustment is primarily due to the strengthening dollar compared to the Brazil real during 2015.
Changes in the Company’s warranty liability balance are illustrated in the following table:

	2015	2014
Balance at January 1	$113.3	$83.2
Current period accruals	18.7	33.3
Current period settlements	(24.7)	(25.2)
Currency translation adjustment	(11.9)	2.7
Balance at June 30	$95.4	$94.0

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2015
Notes to Condensed Consolidated Financial Statements
(unaudited)
(dollars in millions, except per share amounts)

Note 14: Commitments and Contingencies
Contractual Obligation
At June 30, 2015, the Company had purchase commitments due within one year totaling $12.5 for materials through contract manufacturing agreements at negotiated prices.
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
At June 30, 2015, the Company was a party to several routine indirect tax claims from various taxing authorities globally that were incurred in the normal course of business, which neither individually nor in the aggregate are considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the consolidated financial statements would not be materially affected by the outcome of these indirect tax claims and/or proceedings or asserted claims.
In addition to these routine indirect tax matters, the Company was a party to the proceedings described below:
In August 2012, one of the Company's Brazil subsidiaries was notified of a tax assessment of approximately R$270.0, including penalties and interest, regarding certain Brazil federal indirect taxes (Industrialized Products Tax, Import Tax, Programa de Integração Social and Contribution to Social Security Financing) for 2008 and 2009. The assessment alleges improper importation of certain components into Brazil's free trade zone that would nullify certain indirect tax incentives. On September 10, 2012, the Company filed its administrative defenses with the tax authorities.
In response to an order by the administrative court, the tax inspector provided further analysis with respect to the initial assessment in December 2013 that indicates a potential exposure that is significantly lower than the initial tax assessment received in August 2012. This revised analysis has been accepted by the initial administrative court; however, this matter remains subject to ongoing administrative proceedings and appeals. Accordingly, the Company cannot provide any assurance that its exposure pursuant to the initial assessment will be lowered significantly or at all. In addition, this matter could negatively impact Brazil federal indirect taxes in other years that remain open under statute. It is reasonably possible that the Company could be required to pay taxes, penalties and interest related to this matter, which could be material to the Company's consolidated financial statements. The Company continues to defend itself in this matter.
At June 30, 2015 and December 31, 2014, the Company had an accrual related to the Brazil indirect tax matter disclosed above of approximately $10.7 and $12.5, respectively. The movement between periods relates to the currency fluctuation in Brazil real.
Beginning in July 2014, the Company challenged customs rulings in Thailand seeking to retroactively collect customs duties on previous imports of ATMs. Management believes that the customs authority’s attempt to retroactively assess customs duties is in contravention of World Trade Organization agreements and, accordingly, is challenging the rulings. The matters are currently in the appeals process and management continues to believe that the Company has a valid legal position in these appeals. Accordingly, the Company has not accrued any amount for this contingency; however, the Company cannot provide any assurance that it will not ultimately be subject to retroactive assessments.
A loss contingency is reasonably possible if it has a more than remote but less than probable chance of occurring. Although management believes the Company has valid defenses with respect to its indirect tax positions, it is reasonably possible that a loss could occur in excess of the estimated accrual. The Company estimated the aggregate risk at June 30, 2015 to be up to approximately $201.1 for its material indirect tax matters, of which approximately $169.1 and $26.0, respectively, relates to the Brazil indirect tax matter and Thailand customs matter disclosed above. The aggregate risk related to indirect taxes is adjusted as the applicable statutes of limitations expire.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2015
Notes to Condensed Consolidated Financial Statements
(unaudited)
(dollars in millions, except per share amounts)

Legal Contingencies
At June 30, 2015, the Company was a party to several lawsuits that were incurred in the normal course of business, which neither individually nor in the aggregate are considered material by management in relation to the Company’s financial position or results of operations. In addition, the Company has indemnification obligations with certain former employees, and costs associated with these indemnifications are expensed as incurred. In management’s opinion, the Company's condensed consolidated financial statements would not be materially affected by the outcome of these legal proceedings, commitments or asserted claims.
Note 15: Derivative Instruments and Hedging Activities
The Company uses derivatives to mitigate the economic consequences associated with fluctuations in currencies and interest rates.
Foreign Exchange
Net Investment Hedges The Company has international subsidiaries with net balance sheet positions that generate cumulative translation adjustments within AOCI. The Company uses derivatives to manage potential changes in value of its net investments in LA. The Company uses the forward-to-forward method for its quarterly retrospective and prospective assessments of hedge effectiveness. No ineffectiveness results if the notional amount of the derivative matches the portion of the net investment designated as being hedged because the Company uses derivative instruments with underlying exchange rates consistent with its functional currency and the functional currency of the hedged net investment. Changes in value that are deemed effective are accumulated in AOCI where they will remain until they are reclassified to income together with the gain or loss on the entire investment upon substantial liquidation of the subsidiary. The fair value of the Company’s net investment hedge contracts were $0.8 and $1.2 as of June 30, 2015 and December 31, 2014, respectively. The net (loss) gain recognized in AOCI on net investment hedge derivative instruments was $(1.5) and $(3.0) in the three months ended June 30, 2015 and 2014, respectively, and $5.1 and $(5.5) in the six months ended June 30, 2015 and 2014, respectively.
Non-Designated Hedges A substantial portion of the Company’s operations and revenues are international. As a result, changes in foreign exchange rates can create substantial foreign exchange gains and losses from the revaluation of non-functional currency monetary assets and liabilities. The Company’s policy allows the use of foreign exchange forward contracts with maturities of up to 24 months to mitigate the impact of currency fluctuations on those foreign currency asset and liability balances. The Company elected not to apply hedge accounting to its foreign exchange forward contracts. Thus, spot-based gains/losses offset revaluation gains/losses within foreign exchange (loss) gain, net and forward-based gains/losses represent interest expense. The fair value of the Company’s non-designated foreign exchange forward contracts was $0.5 and $0.7 as of June 30, 2015 and December 31, 2014, respectively.
The following table summarizes the (loss) gain recognized on non-designated foreign-exchange derivative instruments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Interest expense	$(0.8)	$(1.6)	$(2.1)	$(3.0)
Foreign exchange (loss) gain, net	(2.1)	0.4	2.9	1.6
	$(2.9)	$(1.2)	$0.8	$(1.4)
Interest Rate
Cash Flow Hedges The Company has variable rate debt that is subject to fluctuations in interest related cash flows due to changes in market interest rates. As of June 30, 2015, the Company had two pay-fixed receive-variable interest rate swaps, with a total notional amount of $50.0, to hedge against changes in the LIBOR benchmark interest rate on a portion of the Company’s LIBOR-based borrowings. Changes in value that are deemed effective are accumulated in AOCI and reclassified to interest expense when the hedged interest is accrued. To the extent that it becomes probable that the Company’s variable rate borrowings will not occur, the gains or losses on the related cash flow hedges will be reclassified from AOCI to interest expense. The fair value of the Company’s interest rate contracts was $(0.7) and $(1.2) as of June 30, 2015 and December 31, 2014, respectively.
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
FORM 10-Q as of June 30, 2015
Notes to Condensed Consolidated Financial Statements
(unaudited)
(dollars in millions, except per share amounts)

The gain recognized on designated cash flow hedge derivative instruments was $0.2 for both the three months ended June 30, 2015 and 2014, and $0.5 for both the six months ended June 30, 2015 and 2014. Gains and losses related to interest rate contracts that are reclassified from AOCI are recorded in interest expense on the statements of income. The Company anticipates reclassifying $0.5 from AOCI to interest expense within the next 12 months.
Note 16: Restructuring and Other Charges
Restructuring Charges
The following table summarizes the impact of the Company’s restructuring charges on the condensed consolidated statements of income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Cost of sales – services	$1.2	$0.1	$1.2	$0.8
Cost of sales – products	1.3	0.1	1.3	0.1
Selling and administrative expense	4.7	0.5	7.2	4.9
Research, development and engineering expense	—	—	0.6	—
Total	$7.2	$0.7	$10.3	$5.8
The following table summarizes the Company’s restructuring charges by reporting segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Severance
North America (NA)	$3.2	$0.6	$4.7	$2.7
Asia Pacific (AP)	0.2	—	0.2	0.3
Europe, Middle East and Africa (EMEA)	2.1	0.1	3.0	0.7
Latin America (LA)	1.7	—	2.4	2.1
Total severance	$7.2	$0.7	$10.3	$5.8
During the first quarter of 2013, the Company announced a multi-year transformation plan. Certain aspects of this plan were previously disclosed under the Company's global realignment plan and global shared services plan. This multi-year transformation focuses on globalizing the Company's service organization and creating a unified center-led global organization for research and development, as well as transforming the Company's general and administrative cost structure. Restructuring charges of $7.2 and $0.7 for the three months ended June 30, 2015 and 2014, respectively, and $10.3 and $5.8 for the six months ended June 30, 2015 and 2014, respectively, related to the Company's multi-year transformation plan. Restructuring charges for the six months ended June 30, 2015 consisted primarily of severance costs related to the Company's transformation and business process outsourcing initiative. As of June 30, 2015, the Company anticipates additional restructuring costs of $6.4 to $8.5 to be incurred through the end of 2015, primarily within NA and EMEA, along with the realignment of LA and Brazil which was announced in January 2015 (refer to note 1). The Company anticipates additional cost in the multi-year transformation plan through at least the end of 2015. As management finalizes certain aspects of the transformation plan, the anticipated future costs related to this plan are subject to change.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2015
Notes to Condensed Consolidated Financial Statements
(unaudited)
(dollars in millions, except per share amounts)

The following table summarizes the Company's cumulative total restructuring costs for the multi-year transformation plan as of June 30, 2015:

	Severance	Other	Total
Cumulative total restructuring costs for the multi-year transformation plan
NA	$66.6	$2.0	$68.6
AP	2.8	0.6	3.4
EMEA	4.7	0.9	5.6
LA	16.8	—	16.8
Total	$90.9	$3.5	$94.4
The following table summarizes the Company’s restructuring accrual balances and related activity for the six months ended June 30:

	2015	2014
Balance at January 1	$7.8	$35.3
Liabilities incurred	10.3	5.8
Liabilities paid/settled	(10.4)	(33.1)
Balance at June 30	$7.7	$8.0
Impairment and Other Charges
The Company recorded an impairment related to other intangibles in LA in the second quarter of 2015 and an impairment of $9.1 related to redundant legacy Diebold internally-developed software as a result of the acquisition of Phoenix.
Other charges consist of items that the Company has determined are non-routine in nature and are not expected to recur in future operations. Net non-routine (expense) income of $(5.4) and $12.2 impacted the three months ended June 30, 2015 and 2014, respectively. Net non-routine (expense) income of $(10.0) and $11.1 impacted the six months ended June 30, 2015 and 2014, respectively. Non-routine expense for the six months ended June 30, 2015 is primarily due to legal, indemnification and professional fees related to the corporate monitor. Non-routine income for the first six months of 2014 included a $13.7 pre-tax gain from the sale of the Eras, recognized in gain on sale of assets, net in the condensed consolidated statements of income.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2015
Notes to Condensed Consolidated Financial Statements
(unaudited)
(dollars in millions, except per share amounts)

Note 17: Fair Value of Assets and Liabilities
Assets and Liabilities Recorded at Fair Value
Assets and liabilities subject to fair value measurement are as follows:

	June 30, 2015			December 31, 2014
		Fair Value Measurements Using			Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Assets
Short-term investments
Certificates of deposit	$119.5	$119.5	$—	$136.7	$136.7	$—
Assets held in rabbi trusts	9.6	9.6	—	9.8	9.8	—
Foreign exchange forward contracts	1.6	—	1.6	2.9	—	2.9
Total	$130.7	$129.1	$1.6	$149.4	$146.5	$2.9
Liabilities
Deferred compensation	$9.6	$9.6	$—	$9.8	$9.8	$—
Foreign exchange forward contracts	0.3	—	0.3	1.0	—	1.0
Interest rate swaps	0.7	—	0.7	1.2	—	1.2
Total	$10.6	$9.6	$1.0	$12.0	$9.8	$2.2
The Company uses the end of period when determining the timing of transfers between levels. During the six months ended June 30, 2015, there were no transfers between levels.
The fair value and carrying value of the Company’s debt instruments are summarized as follows:

	June 30, 2015		December 31, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes payable	$35.1	$35.1	$25.6	$25.6
Long-term debt	637.7	634.8	483.6	479.8
Total debt instruments	$672.8	$669.9	$509.2	$505.4
Note 18: Segment Information
The Company considers its operating structure and the information subject to regular review by its President and Chief Executive Officer, who is the Chief Operating Decision Maker (CODM), to identify reportable operating segments. The CODM makes decisions, allocates resources and assesses performance by the following regions, which are also the Company’s four reportable operating segments: NA, AP, EMEA and LA. The four geographic segments sell and service financial self-service and security systems around the globe, as well as elections, lottery and information technology solutions in Brazil other, through wholly-owned subsidiaries, majority-owned joint ventures and independent distributors in most major countries. Beginning in the first quarter of 2015, LA and Brazil operations are reported under one single reportable operating segment and comparative periods have been reclassified for consistency. The presentation of comparative periods also reflects the reclassification of certain global expenses from segment operating profit to corporate charges not allocated to segments due to the 2015 realignment activities.
Certain information not routinely used in the management of the segments, information not allocated back to the segments or information that is impractical to report is not shown. Segment operating profit is defined as revenues less expenses identifiable to those segments. Segment operating income reconciles to consolidated income before income taxes by deducting corporate costs and other income or expense items that are not attributed to the segments (refer to note 16). Total assets are not allocated to segments and are not included in the assessment of segment performance and therefore are excluded from the segment information disclosed as follows.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2015
Notes to Condensed Consolidated Financial Statements
(unaudited)
(dollars in millions, except per share amounts)

The following tables represent information regarding the Company’s segment information and provides a reconciliation between segment operating profit and the consolidated income before income taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue summary by segment
NA	$391.4	$346.0	$731.3	$663.5
AP	109.4	119.4	219.9	226.5
EMEA	106.1	118.4	192.9	202.5
LA	126.5	149.7	244.8	329.3
Total revenue	$733.4	$733.5	$1,388.9	$1,421.8

Intersegment revenue
NA	$23.8	$18.2	$44.9	$34.1
AP	40.3	23.4	59.7	47.3
EMEA	24.1	12.8	35.2	19.8
LA	0.1	0.1	0.2	0.2
Total intersegment revenue	$88.3	$54.5	$140.0	$101.4

Segment operating profit
NA	$73.7	$72.1	$141.4	$131.5
AP	14.3	13.3	32.5	30.1
EMEA	14.1	22.0	26.5	33.2
LA	13.2	8.7	16.3	20.2
Total segment operating profit	$115.3	$116.1	$216.7	$215.0

Corporate charges not allocated to segments (1)	(72.5)	(70.4)	(143.2)	(139.8)
Asset impairment charges	0.5	—	(18.9)	—
Restructuring charges	(7.2)	(0.7)	(10.3)	(5.8)
Net non-routine (expense) income	(5.4)	12.2	(10.0)	11.1
	(84.6)	(58.9)	(182.4)	(134.5)
Operating profit	$30.7	$57.2	$34.3	$80.5
Other (expense) income	(1.2)	4.0	(11.8)	(7.6)
Income before taxes	$29.5	$61.2	$22.5	$72.9

(1)
Corporate charges not allocated to segments include headquarter-based costs associated with manufacturing administration, procurement, human resources, finance and accounting, global development/engineering, global strategy/mergers and acquisitions, global information technology, tax, treasury and legal.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Segment depreciation and amortization expense
NA	$2.2	$2.7	$4.2	$5.1
AP	1.8	1.9	3.4	3.8
EMEA	0.8	0.9	1.6	2.1
LA	1.0	3.4	3.9	5.4
Total segment depreciation and amortization expense	5.8	8.9	13.1	16.4
Corporate depreciation and amortization expense	11.0	10.1	20.1	20.3
Total depreciation and amortization expense	$16.8	$19.0	$33.2	$36.7

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2015
Notes to Condensed Consolidated Financial Statements
(unaudited)
(dollars in millions, except per share amounts)

	June 30, 2015	December 31, 2014
Segment property, plant and equipment, at cost
NA	$122.8	$128.8
AP	50.5	46.9
EMEA	35.3	38.2
LA	63.1	78.7
Total segment property, plant and equipment, at cost	$271.7	$292.6
Corporate property plant and equipment, at cost, not allocated to segments	343.1	320.3
Total property, plant and equipment, at cost	$614.8	$612.9
The following table presents information regarding the Company’s revenue by service and product solution:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Financial self-service
Services	$299.2	$306.1	$590.6	$591.1
Products	268.9	236.8	472.7	418.3
Total financial self-service	568.1	542.9	1,063.3	1,009.4
Security
Services	110.9	103.7	213.5	202.1
Products	52.7	49.4	100.1	93.4
Total security	163.6	153.1	313.6	295.5
Total financial self-service and security	731.7	696.0	1,376.9	1,304.9
Brazil other	1.7	37.5	12.0	116.9
	$733.4	$733.5	$1,388.9	$1,421.8
Note 19: Subsequent Event
Effective July 24, 2015, the Board of Directors of the Company and George S. Mayes, Jr. agreed that Mr. Mayes would step down from his position as the Executive Vice President and Chief Operating Officer of the Company. Mr. Mayes is eligible to receive the severance benefits under the Company's Senior Leadership Severance Plan (the “Plan”) for a “Qualifying Termination” (as defined in the Plan). The Company and Mr. Mayes are negotiating final terms of his severance.

Management's Discussion and Analysis of
Financial Conditions and Results of Operations as of June 30, 2015
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
Introduction
Diebold, Incorporated and its subsidiaries (collectively, the Company) provide the technology, software and services that connect people around the world with their money - bridging the physical and digital worlds of cash conveniently, securely and efficiently. Since its founding in 1859, Diebold has evolved to become a leading provider of exceptional self-service innovation, security and services to financial, commercial, retail and other markets. The Company has approximately 16,000 employees with business in more than 90 countries worldwide. The Company continues to execute its multi-year turnaround, Diebold 2.0, with the primary objective of transforming the Company into a world-class, services-led and software enabled Company, supported by innovative hardware, which automates the way people connect with their money.
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
The turnaround is expected to occur in three phases: 1) Crawl, 2) Walk, and 3) Run. During the “Crawl” phase, the Company is focusing on taking cost out of the business and reallocating a portion of these savings as reinvestments in systems and processes. The Company engaged Accenture LLP (Accenture) in a multi-year outsourcing agreement to provide finance and accounting and procurement business process services. Cost savings, along with working capital improvements, resulted in significantly more free cash flow. With respect to talent, the Company attracted new leaders from top technology and services companies. Through increased collaboration with customers, the Company has also improved its growth trajectories in its Financial Self-Service (FSS) and Security businesses.
During the second half of 2015, the Company expects to enter the “Walk” phase of Diebold 2.0 whereby the Company will continue to build on each pillar of cost, cash, talent and growth. The Company is committed to its multi-year transformation plan and has identified targeted savings of $200.0 that are expected to be fully realized by the end of 2017. The Company plans to reinvest approximately 50 percent of the cost savings to drive long-term growth. The main difference in the "Walk" phase will be a greater emphasis on top-line growth and increasing the mix of revenue from services and software and sustaining our top-line growth. Additionally, the Company will continue to shape its portfolio of businesses consistent with its strategy of becoming a more services-led, software enabled Company.
Restructuring charges associated with the multi-year transformation plan were $10.3 and $5.8 for the six months ended June 30, 2015 and 2014, respectively. Restructuring charges for the six months ended June 30, 2015 consisted primarily of severance costs related to the Company's transformation and business process outsourcing initiative with Accenture.
Solutions
A significant demand driver in the global automated teller machine (ATM) marketplace is branch automation. The concept is to help financial institutions reduce their costs by migrating routine transactions, typically done inside the branch, to lower-cost automated channels, while also growing revenue, and adding convenience and security for the banks' customers. One area of branch automation that continues to gain traction is deposit automation. Through 2014, approximately 30 percent of ATMs globally are configured for automated deposits.
Another solution the Company offers as part of its branch automation efforts is two-way video capabilities. The solution provides consumers with on-demand access to bank call center representatives at the ATM for sales or bank account maintenance support. In addition to delivering a personal touch outside of regular business hours, it ultimately assists financial institutions by maximizing operational efficiencies, improving the consumer experience and enhancing the overall consumer relationship.
Mobile integration is another emerging trend in the FSS market, as consumers look for more convenient ways to interact with their financial institutions. To address this need, Diebold offers a cardless mobile solution, which allows consumers to initiate a transaction

Management's Discussion and Analysis of
Financial Conditions and Results of Operations as of June 30, 2015
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

with their mobile device and complete it at the ATM without a card. This capability provides consumers with a more convenient and secure option, while giving financial institutions the opportunity to offer their own branded mobile wallet solution. Diebold has demonstrated success with this solution in North America (NA) and Europe, Middle East and Africa (EMEA). The Company has announced that Banque Internationale, a Luxembourg-based financial institution, and UBS AG in Switzerland partnered with Diebold to launch a cardless transaction solution across their ATM networks.
A new technology that enhances security for customers is Diebold’s ActivEdge™ secure card reader. This is the ATM industry's first complete anti-skimming, EMV compliant card reader that prevents all known forms of skimming, the most prevalent type of ATM crime. ActivEdge™ can assist financial institutions avoid skimming-related fraud losses which, according to the ATM Industry Association, totals more than $2 billion annually worldwide. ActivEdge™ requires users to insert cards into the reader via the long edge, instead of the traditional short edge. The Company believes by shifting a card's angle 90 degrees, ActivEdge™ prevents modern skimming devices from reading the card's full magnetic strip, eliminating the devices' ability to steal card data.
Diebold is a leader in managed and maintenance services for financial institutions in NA with over 27,000 managed ATMs and over 80,000 ATMs under maintenance. The combination of Diebold’s differentiated security, remote management and highly-trained field technicians has made Diebold the overwhelming choice for current and emerging self-service solutions. Through managed services, banks entrust the management of their ATM and security operations to Diebold, allowing their associates to focus on core competencies. Furthermore, the Company's managed services provides banks and credit unions with the leading-edge technology it needs to stay competitive in the marketplace.
The Company also offers innovative, hardware-agnostic software solutions for ATMs and a host of other FSS applications. These offerings include highly configurable, enterprise-wide software that automates and migrates financial services across channels, changing the way financial products are delivered to consumers. The software portfolio was greatly enhanced by the Company’s recent acquisition of Phoenix Interactive Design, Inc. (Phoenix).
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
Entering the “Walk” phase of Diebold 2.0, the Company intends to compete for a larger portion of the addressable market for FSS solutions. The Company will continue to invest in developing new services, software and security solutions that align with the needs of its markets.
Business Drivers
The business drivers of the Company's future performance include, but are not limited to:

•	demand for services and software, including managed services and professional services;

•	timing of self-service equipment upgrades and/or replacement cycles;

•	demand for products and solutions related to bank branch automation opportunities;

•	demand for security products and services for the financial and commercial sectors; and

•	high levels of deployment growth for new self-service products in emerging markets.

Management's Discussion and Analysis of
Financial Conditions and Results of Operations as of June 30, 2015
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

Significant Highlights
In January 2015, the Company announced the realignment of its Brazil and LA businesses to drive greater efficiency and further improve customer service. Beginning the first quarter of 2015, LA and Brazil operations were reported under one single reportable operating segment and comparative periods have been reclassified for consistency. The presentation of comparative periods also reflects the reclassification of certain global expenses from segment operating profit to corporate charges not allocated to segments due to the 2015 realignment activities.
On March 13, 2015, the Company acquired all of the equity interests of Phoenix for a total purchase price of approximately $72.9, including $12.6 of deferred cash payment payable over the next three years. Acquiring Phoenix, a world leader in developing innovative software solutions for ATMs and a host of other FSS applications, is a foundational move to accelerate the Company’s growth in the fast-growing managed services and branch automation spaces. The results of operations for Phoenix are primarily included in the NA reportable operating segment within the Company's condensed consolidated financial statements from the date of the acquisition. Preliminary purchase price allocations are subject to further adjustment until all pertinent information regarding the assets acquired and liabilities assumed are fully evaluated.
As of March 31, 2015, the Company agreed to sell its equity interest in its Venezuela joint venture to its joint venture partner and recorded a $10.3 impairment of assets in the first quarter of 2015. On April 29, 2015, the Company closed the sale for the estimated fair market value and recorded a $1.0 reversal of impairment of assets based on final adjustments in the second quarter of 2015, resulting in a $9.3 impairment of assets for the six months ended June 30, 2015. The Company no longer has a consolidating entity in Venezuela but will continue to operate in Venezuela on an indirect basis.
Prior to the sale, the Company's Venezuela operations consisted of a fifty-percent owned subsidiary, which was consolidated. Venezuela was measured using the U.S. dollar as its functional currency because its economy is considered highly inflationary. On March 24, 2014, the Venezuela government announced a currency exchange mechanism, SICAD 2, which yielded an exchange rate significantly higher than the rates established through the other regulated exchange mechanisms. As of March 31, 2014, management determined it was unlikely the Company would be able to convert bolivars under a currency exchange other than SICAD 2 and the Company remeasured its Venezuela balance sheet using the SICAD 2 rate of 50.86 compared to the previous official government rate of 6.30, which resulted in a decrease of $6.1 to the Company’s cash balance and net losses of $12.1 that were recorded within foreign exchange (loss) gain, net in the condensed consolidated statements of operations in the first quarter of 2014. As a result of the currency devaluation, the Company recorded a $4.1 lower of cost or market adjustment related to its service inventory within service cost of sales in the condensed consolidated statements of operations in the first quarter of 2014. On February 10, 2015, the Venezuela government introduced a new foreign currency exchange platform called the Marginal Currency System, or SIMADI, which replaced the SICAD 2 mechanism, yielding another significant increase in the exchange rate. As of March 31, 2015, management determined it was unlikely that the Company would be able to convert bolivars under a currency exchange other than SIMADI and remeasured its Venezuela balance sheet using the SIMADI rate of 192.95 compared to the previous SICAD 2 rate of 50.86, which resulted in a loss of $7.5 recorded within foreign exchange (loss) gain, net in the condensed consolidated statements of operations in the first quarter of 2015.
In the second quarter of 2014, the Company divested Eras for a sale price of $20.0, including installment payments of $1.0 on the first and second year anniversary dates of the closing. This sale resulted in a gain of $13.7 recognized within gain on sale of assets, net in the condensed consolidated statement of operations. Revenue and operating profit in the six months ended June 30, 2014 related to this divested subsidiary was $6.0 and $3.0 are included within the NA segment. Net income before taxes related to this divested subsidiary is included in continuing operations and was $2.1 and $3.0 for the three and six months ended June 30, 2014, respectively.

Management's Discussion and Analysis of
Financial Conditions and Results of Operations as of June 30, 2015
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

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2015		2014		2015		2014
	Dollars	% of Net sales	Dollars	% of Net sales	Dollars	% of Net sales	Dollars	% of Net sales
Net sales	$733.4	100.0	$733.5	100.0	$1,388.9	100.0	$1,421.8	100.0
Gross profit	$187.5	25.6	$186.8	25.5	$362.8	26.1	$350.9	24.7
Operating expenses	$156.8	21.4	$129.6	17.7	$328.5	23.7	$270.4	19.0
Operating profit	$30.7	4.2	$57.2	7.8	$34.3	2.5	$80.5	5.7
Net income	$23.9	3.3	$43.1	5.9	$18.3	1.3	$48.0	3.4
Net income (loss) attributable to noncontrolling interests	$1.7	0.2	$1.5	0.2	$(1.1)	(0.1)	$(3.4)	(0.2)
Net income attributable to Diebold, Incorporated	$22.2	3.0	$41.6	5.7	$19.4	1.4	$51.4	3.6
Three and Six Months Ended June 30, 2015 Comparisons to Three and Six Months Ended June 30, 2014
Net Sales
The following table represents information regarding our net sales:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2015	2014	% Change	2015	2014	% Change
Financial self-service	$568.1	$542.9	4.6	$1,063.3	$1,009.4	5.3
Security	163.6	153.1	6.9	313.6	295.5	6.1
Brazil other	1.7	37.5	(95.5)	12.0	116.9	(89.7)
Total revenue	$733.4	$733.5	—	$1,388.9	$1,421.8	(2.3)
FSS sales in the second quarter of 2015 increased $25.2 or 4.6 percent compared to the same period of 2014, including net unfavorable currency impact of $40.8 or 8.5 percent related mainly to the Brazil real and Euro. FSS sales in the first six months of 2015 increased $53.9 or 5.3 percent compared to the same period of 2014, including net unfavorable currency impact of $65.0 or 7.3 percent. The unfavorable currency impact was related mainly to the Brazil real and Euro. The following results include the impact of foreign currency:

•
NA FSS sales in the three- and six-month periods increased $36.0 and $52.0 or 17.1 and 13.0 percent, respectively, primarily due to higher volume in Canada from a large deposit automation upgrade project that began in the third quarter of 2014. The six months ended June 30, 2015 also benefited from a product revenue improvement between years in the U.S. regional bank space, partially offset by lower product volume within the U.S. national bank business.

•
Asia Pacific (AP) FSS sales in the three- and six-month periods decreased $11.5 and $9.1 or 9.9 and 4.1 percent, respectively. The decreases in both time periods mainly related to a decline in product revenue stemming from lower volume primarily in China, where the government is encouraging banks to increase their use of domestic ATM suppliers, partially offset by service revenue growth across all countries in the region due in part to higher professional service volume.

•
EMEA FSS sales in the three- and six-month periods decreased $12.1 and $9.5 or 10.3 and 4.7 percent, respectively. Unfavorable currency impact of $19.7 and $34.0 adversely impacted the three- and six-month periods, respectively, coupled with a revenue decline in Western Europe, partially offset by higher volume in the Middle East. The benefit of

Management's Discussion and Analysis of
Financial Conditions and Results of Operations as of June 30, 2015
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

the Cryptera A/S (Cryptera) acquisition was $4.8 and $8.6 for the three- and six-month periods, respectively. In addition, the six months ended June 30, 2015 benefited from an improvement in South Africa driven by higher volume.

•
LA FSS sales in the three- and six-month periods increased $12.8 and $20.5 or 13.0 and 11.0 percent, respectively. Both time periods increased from higher product revenue in several countries, resulting in part from customers replacing their existing install base. Conversely, the three- and six-month periods were adversely influenced by unfavorable currency impact of $17.7 and $25.2 in Brazil, respectively, and the six months ended June 30, 2015 was negatively impacted by lower service revenue in Venezuela as a result of the currency devaluation in the first quarter of 2015 and the subsequent sale of the Company’s equity interest in the joint venture.

Security sales increased in the three- and six-month periods due to growth in the electronic security business, which was partially offset by a slight decline in the physical security business. NA accounted for the majority of the security revenue improvement in the three- and six-month periods as the region increased $9.4 and $16.0 or 6.9 and 6.1 percent, respectively.
Brazil other sales decreased in the three- and six-month periods due to deliveries of information technology (IT) equipment to a Brazil education ministry in the prior year and unfavorable currency impact of $10.4 and $25.1, respectively. Additionally, market-specific economic and political factors continue to weigh on the purchasing environment driving lower volume in country.
Incremental net sales from acquisitions were $12.5 and $21.1 for the three- and six-month periods of 2015, respectively.
Gross Profit
The following table represents information regarding our gross profit:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2015	2014	% Change	2015	2014	% Change
Gross profit - services	$129.3	$126.2	2.5	$250.4	$234.3	6.9
Gross profit - products	58.2	60.6	(4.0)	112.4	116.6	(3.6)
Total gross profit	$187.5	$186.8	0.4	$362.8	$350.9	3.4

Gross margin – services	31.5%	30.8%		31.1%	29.5%
Gross margin – products	18.0%	18.7%		19.2%	18.5%
Total gross margin	25.6%	25.5%		26.1%	24.7%
The increases in service gross margin for the three- and six-month periods were mainly driven by higher net margin among the international regions, with the largest margin improvements occurring in AP and LA. AP service gross margin increased in part due to favorable service solution mix. LA service gross margin in the six-month period increased principally due to a lower of cost or market adjustment of $4.1 in the first quarter of 2014 as a result of the Venezuela currency devaluation. Service gross profit included restructuring charges of $1.2 and $0.1 in the three months ended June 30, 2015 and 2014, respectively, and $1.2 and $0.8 in the six months ended June 30, 2015 and 2014, respectively.
The decrease in product gross margin for the three month period compared to the same period in 2014 was mainly due to higher total restructuring charges. Product gross margin increased in the six months ended June 30, 2015 primarily as a result of geographic mix. Product gross profit included total restructuring charges and non-routine expenses of $1.3 and $0.1 in the three and six months ended June 30, 2015 and 2014, respectively.
Incremental gross profit from acquisitions were $5.8 and $9.9 for the three- and six-month periods of 2015, respectively.

Management's Discussion and Analysis of
Financial Conditions and Results of Operations as of June 30, 2015
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

Operating Expenses
The following table represents information regarding our operating expenses:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2015	2014	% Change	2015	2014	% Change
Selling and administrative expense	$135.0	$121.0	11.6	$264.9	$241.3	9.8
Research, development and engineering expense	23.9	21.7	10.1	46.2	41.7	10.8
Impairment of assets	(0.5)	—	—	18.9	—	—
Gain on sale of assets, net	(1.6)	(13.1)	87.8	(1.5)	(12.6)	88.1
Total operating expenses	$156.8	$129.6	21.0	$328.5	$270.4	21.5
The increase in selling and administrative expense in the three- and six-month periods of 2015 compared to the same periods of 2014 resulted primarily from higher total non-routine expenses and restructuring charges as well as higher spend resulting from reinvestment of the Company’s savings into transformation initiatives, partially offset by favorable currency impact. Selling and administrative expense included non-routine expenses of $4.9 and $1.6 in the three months ended June 30, 2015 and 2014, respectively, and $9.5 and $2.6 in the six months ended June 30, 2015 and 2014, respectively. The primary component of the non-routine expenses in both years pertained to legal, indemnification and professional fees related to the corporate monitor. Selling and administrative expense included restructuring charges of $4.7 and $0.5 in the three months ended June 30, 2015 and 2014, respectively, and $7.2 and $4.9 in the six months ended June 30, 2015 and 2014, respectively, which consisted primarily of severance costs related to the Company's transformation and business process outsourcing initiative. The impact from acquisitions for the three- and six-month periods of 2015 was $5.3 and $7.1, respectively.
Research, development and engineering expense as a percent of net sales was 3.3 percent in both the three and six months ended June 30, 2015 compared to 3.0 and 2.9 percent for the three and six months ended June 30, 2014, respectively. The spend increase in the second quarter of 2015 in relation to the prior year comparable period was due to increased staffing expense and incremental expense associated with the Cryptera and Phoenix acquisitions. These same factors were the main drivers to the spend increase in the six-month period of 2015 as well as restructuring charges of $0.6 in the first quarter of 2015. The impact from acquisitions for the three- and six-month periods of 2015 was $1.3 and $2.1, respectively.
As of March 31, 2015, the Company agreed to sell its equity interest in its Venezuela joint venture to its joint venture partner and recorded a $10.3 impairment of assets in the first quarter of 2015. On April 29, 2015, the Company closed the sale for the estimated fair market value and recorded a $1.0 reversal of impairment of assets based on final adjustments in the second quarter of 2015, resulting in a $9.3 impairment of assets for the six months ended June 30, 2015. The Company no longer has a consolidating entity in Venezuela but will continue to operate in Venezuela on an indirect basis. Additionally, the Company recorded an impairment related to other intangibles in LA in the second quarter of 2015 and an impairment of $9.1 related to redundant legacy Diebold internally-developed software as a result of the acquisition of Phoenix in the first quarter of 2015.
The gain on sale of assets in the three and six months ended June 30, 2015 was primarily due to the sale of a building in NA. During the second quarter of 2014, the Company divested its Eras, resulting in a gain on sale of assets of $13.7.
Operating Profit
The following table represents information regarding our operating profit:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2015	2014	% Change	2015	2014	% Change
Operating profit	$30.7	$57.2	(46.3)	$34.3	$80.5	(57.4)
Operating profit margin	4.2%	7.8%		2.5%	5.7%
The decrease in operating profit for the three- and six-month periods of 2015 compared to the same periods in 2014 was mainly due to higher net non-routine and restructuring charges, inclusive of impairment of assets, principally within operating expenses. In addition, we have reinvested global savings from our transformation strategies primarily in dollar-denominated infrastructure. These were partially offset by an improvement in service gross margin.

Management's Discussion and Analysis of
Financial Conditions and Results of Operations as of June 30, 2015
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

Other Income (Expense)
The following table represents information regarding our other income (expense):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2015	2014	% Change	2015	2014	% Change
Investment income	$6.8	$10.0	(32.0)	$14.7	$18.7	(21.4)
Interest expense	(7.6)	(7.9)	3.8	(15.6)	(14.8)	(5.4)
Foreign exchange (loss) gain, net	(1.2)	0.6	—	(10.5)	(11.4)	7.9
Miscellaneous, net	0.8	1.3	(38.5)	(0.4)	(0.1)	—
Other (expense) income, net	$(1.2)	$4.0	—	$(11.8)	$(7.6)	(55.3)
The decrease in investment income in both the three- and six-month periods of 2015, compared with the same periods in 2014, was driven primarily by unfavorable currency impact in Brazil. The foreign exchange loss, net for the first six months of 2015 and 2014 included $7.5 and $12.1, respectively, related to the devaluation of the Venezuela currency.
Net Income
The following table represents information regarding our net income:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2015	2014	% Change	2015	2014	% Change
Net income	$23.9	$43.1	(44.5)	$18.3	$48.0	(61.9)
Percent of net sales	3.3%	5.9%		1.3%	3.4%
Effective tax rate	19.0%	29.6%		18.7%	34.2%
The tax rate for the three and six months ended June 30, 2015 benefited from a release of an uncertain tax position due to the expiration of the statute of limitations. Additionally, the tax rate for the six months ended June 30, 2015 benefited from the release of a valuation allowance in AP and discrete tax items resulting from the sale of Venezuela (refer to note 1 to the condensed consolidated financial statements) recorded primarily in the first quarter. The tax rate for the three months and six months ended June 30, 2014 reflected the release of valuation allowance against excess capital losses utilized. Additionally, the tax rate for the six months ended June 30, 2014 was negatively impacted by discrete tax expense on the repatriation of certain foreign earnings recorded in the first quarter of 2014.
Segment Revenue and Operating Profit Summary
The following tables represent information regarding our revenue and operating profit by reporting segment:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
North America	2015	2014	% Change	2015	2014	% Change
Revenue	$391.4	$346.0	13.1	$731.3	$663.5	10.2
Segment operating profit	$73.7	$72.1	2.2	$141.4	$131.5	7.5
Segment operating profit margin	18.8%	20.8%		19.3%	19.8%
NA revenue increased in the three- and six-month periods of 2015 compared to the same periods in 2014 primarily due to higher volume in Canada from a large deposit automation upgrade project which began in the third quarter of 2014 as well as continued growth in the electronic security business. The first six months of 2015 also benefited from higher product revenue in the regional FSS business, offset in part by a decline in national FSS product revenue from lower volume. Operating profit increased in both time periods due to the overall revenue growth, partially offset by a decline in total gross margin percentage tied to a mix of higher product sales.

Management's Discussion and Analysis of
Financial Conditions and Results of Operations as of June 30, 2015
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Asia Pacific	2015	2014	% Change	2015	2014	% Change
Revenue	$109.4	$119.4	(8.4)	$219.9	$226.5	(2.9)
Segment operating profit	$14.3	$13.3	7.5	$32.5	$30.1	8.0
Segment operating profit margin	13.1%	11.1%		14.8%	13.3%
AP revenue in the three- and six-month periods of 2015 decreased from the comparable periods in the prior year as a result of a decline in product revenue stemming from lower volume particularly in China, where the government is encouraging banks to increase their use of domestic ATM suppliers. The product revenue decrease was partially offset by higher service revenue from growth in all other countries within the segment, with a main driver being increased professional service activity. Operating profit in the three- and six-months ended June 30, 2015 compared to the same periods of 2014 increased from a combination of higher service revenue and improved service margin performance, partially offset by higher operating expense and lower product volume.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Europe, Middle East and Africa	2015	2014	% Change	2015	2014	% Change
Revenue	$106.1	$118.4	(10.4)	$192.9	$202.5	(4.7)
Segment operating profit	$14.1	$22.0	(35.9)	$26.5	$33.2	(20.2)
Segment operating profit margin	13.3%	18.6%		13.7%	16.4%
EMEA revenue in the three- and six-month periods of 2015 decreased due to unfavorable currency impact and lower revenue in Western Europe, partially offset by higher volume in the Middle East and the benefit of the Cryptera acquisition. Additionally, the six months ended June 30, 2015 benefited from an improvement in South Africa driven by higher volume. Operating profit declined between years in both time periods mainly due to the aforementioned unfavorable currency impact in addition to mix of revenue across the region.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Latin America	2015	2014	% Change	2015	2014	% Change
Revenue	$126.5	$149.7	(15.5)	$244.8	$329.3	(25.7)
Segment operating profit	$13.2	$8.7	51.7	$16.3	$20.2	(19.3)
Segment operating profit margin	10.4%	5.8%		6.7%	6.1%
LA revenue decreased in the three- and six-month periods of 2015 compared to the same periods of 2014 due to unfavorable currency impact of $29.3 and $52.2, respectively, deliveries of IT equipment to a Brazil education ministry in the prior year and market-specific economic and political factors on the purchasing environment driving lower volume in country. These declines were partially offset by FSS revenue growth across most countries.
Operating profit in the three-month period of 2015 compared to the same period of 2014 increased from higher product margin resulting mainly from favorable country revenue mix, improved service margin performance and lower operating expense due to favorable currency impact, partially offset by a decline in total revenue. Operating profit in the six-month period of 2015 were consistent with the same period in 2014, excluding the additional benefit of a lower of cost or market adjustment of $4.1 in the first quarter of 2014 as a result of the Venezuela currency devaluation.
Refer to note 18 to the condensed consolidated financial statements for further details of segment revenue and operating profit.

Management's Discussion and Analysis of
Financial Conditions and Results of Operations as of June 30, 2015
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

Liquidity and Capital Resources
The Company's total cash and cash availability as of June 30, 2015 and December 31, 2014 was as follows:

	June 30, 2015	December 31, 2014
Cash and cash equivalents	$244.4	$322.0
Additional cash availability from
Short-term uncommitted lines of credit	97.0	115.2
Revolving credit facility	343.0	280.0
Short-term investments	119.5	136.7
Total cash and cash availability	$803.9	$853.9
Capital resources are obtained from income retained in the business, borrowings under the Company’s senior notes, committed and uncommitted credit facilities, long-term industrial revenue bonds and operating and capital leasing arrangements. For $175.0 of the Company's senior notes maturing in March 2016, management intends to fund the repayment through its revolving credit facility. Management expects that the Company’s capital resources will be sufficient to finance planned working capital needs, research and development activities, investments in facilities or equipment, pension contributions, the payment of dividends on the Company’s common shares and any repurchases of the Company’s common shares for at least the next 12 months. As of June 30, 2015, $333.1 or 91.5 percent of the Company's cash and cash equivalents and short-term investments reside in international tax jurisdictions. Repatriation of these funds could be negatively impacted by potential payments for foreign and domestic taxes. The Company has $140.1 that is available for repatriation with no additional tax expense as the Company has already provided for such taxes. Part of the Company’s growth strategy is to pursue strategic acquisitions. The Company has made acquisitions in the past and intends to make acquisitions in the future. The Company intends to finance any future acquisitions with either cash and short-term investments, cash provided from operations, borrowings under available credit facilities, proceeds from debt or equity offerings and/or the issuance of common shares.
The following table summarizes the results of our condensed consolidated statement of cash flows for the six months ended June 30:

Net cash flow (used in) provided by:	2015	2014
Operating activities	$(99.2)	$(91.8)
Investing activities	(83.2)	92.3
Financing activities	122.6	2.8
Effect of exchange rate changes on cash and cash equivalents	(17.8)	(11.1)
Net decrease in cash and cash equivalents	$(77.6)	$(7.8)
Net cash used in operating activities was $99.2 for the six months ended June 30, 2015, an increase of $7.4 from $91.8 for the same period in 2014. Cash flows from operating activities are generated primarily from net income and increases in the non-cash components of working capital. Cash flows from operating activities during six months ended June 30, 2015, compared to the same period of 2014, were unfavorably impacted primarily by increases in trade receivables and prepaid income taxes expenses and the decreases in deferred revenue, accrued salaries, wages and commissions, accounts payable and certain other assets and liabilities. These changes related primarily to timing of payments received from customers, the timing of our billing and revenue cycle and installations for our customers. The unfavorable changes were partially offset by the changes in inventory, deferred income tax and finance lease and notes receivables primarily due to the timing of payments and an improvement in timing related to the inventory cycle and the timing of shipments compared to the prior-year period. The cash flow impact associated with deferred revenue largely represents prepayments received on service contracts and product sales, which is lower than the same period in 2014 due to the timing of the billing and revenue cycle resulting in an unfavorable impact in 2015. Cash flows from finance lease and notes receivables improved by $89.7 and deferred income tax by $22.9 compared to the same period of 2014. Finance lease receivables decreased in the six months ended June 30, 2015 due to recurring customer payments for financing arrangements primarily in LA.
Net cash used in investing activities was $83.2 for the six months ended June 30, 2015 compared to net cash provided by investing activities of $92.3 for the same period in 2014. The $175.5 change was primarily related to a decrease in proceeds from investing activities related to investments, the acquisition of Phoenix in March 2015 for a cash payment of $59.4, less cash acquired, and a decrease in the proceeds from the sale of assets. In 2015, the proceeds from the sale of assets of $5.5 were primarily due to the sale of a building in NA and a deferred payment for the sale of Eras. In 2014, the proceeds from the sale of assets of $17.6 were primarily due to the sale of Eras.

Management's Discussion and Analysis of
Financial Conditions and Results of Operations as of June 30, 2015
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

Net cash provided by financing activities was $122.6 for the six months ended June 30, 2015 compared to net cash provided by financing activities of $2.8 for the same period in 2014. The change was primarily due to a $130.7 increase in debt borrowings, net of repayments, year over year offset by a decrease of $11.4 in issuances of common shares related to share-based compensation activity. The increase in debt borrowings was used to fund working capital and the acquisition of Phoenix.
Effect of exchange rate changes on cash and cash equivalents was negatively impacted by $9.5 and $6.1 related to the currency devaluation in Venezuela for the six months ended June 30, 2015 and 2014, respectively.
As of June 30, 2015, the Company had various international short-term uncommitted lines of credit with borrowing limits of $119.8. The weighted-average interest rate on outstanding borrowings on the short-term uncommitted lines of credit as of June 30, 2015 and December 31, 2014 was 6.38 percent and 2.96 percent, respectively. The increase in the weighted-average interest rate is attributable to the change in mix of borrowings in foreign entities. Short-term uncommitted lines of credit mature in less than one year. The amount available under the short-term uncommitted lines of credit at June 30, 2015 was $97.0.
In June 2015, the Company entered into a Second Amendment to the Credit Agreement (Second Amendment), which provides for a term loan in the aggregate principal amount of $230.0 with escalating quarterly principal payments and a balloon payment due upon maturity in August 31, 2019. The weighted-average interest rate on the term loan as of June 30, 2015 was 1.94 percent, which is variable based on the London Interbank Offered Rate (LIBOR). The Second Amendment replaced the net debt to net capitalization financial covenant with a net debt to earnings before interest, taxes, depreciation and amortization (EBITDA) financial covenant and, accordingly, modified the facility fee and interest rate pricing schedules. The Credit Agreement continues to provide a revolving credit facility with availability of up to $520.0. The Company has the ability, subject to various approvals, to increase the borrowing limits by $250.0. In August 2014, the Company entered into the First Amendment to the Credit Agreement and Guaranty (First Amendment), which increased its borrowing limits under the revolving credit facility from $500.0 to $520.0. The First Amendment also extended the maturity date of the revolving credit facility to August 2019. Up to $50.0 of the revolving credit facility is available under a swing line sub-facility. The weighted-average interest rate on outstanding revolving credit facility borrowings as of June 30, 2015 and December 31, 2014 was 1.64 percent and 1.69 percent, respectively, which is variable based on the LIBOR. The amount available under the revolving credit facility as of June 30, 2015 was $343.0. The Company incurred $0.7 of fees related to the Second Amendment in June 2015, which are amortized as a component of interest expense over the term of the facility. The Company incurred $1.4 of fees related to the First Amendment in the third quarter of 2014, which are amortized as a component of interest expense over the term of the Credit Agreement.
In March 2006, the Company issued senior notes in an aggregate principal amount of $300.0 with a weighted-average fixed interest rate of 5.50 percent. The Company entered into a derivative transaction to hedge interest rate risk on $200.0 of the senior notes, which was treated as a cash flow hedge. This reduced the effective interest rate from 5.50 percent to 5.36 percent. The Company funded the repayment of $75.0 of the senior notes at maturity in March 2013 using borrowings under its revolving credit facility. The maturity dates of the remaining senior notes are staggered, with $175.0 and $50.0 due in March 2016 and 2018, respectively. For the $175.0 of the Company's senior notes maturing in March 2016, management intends to fund the repayment through the revolving credit facility.
In 1997, industrial development revenue bonds were issued on behalf of the Company. The proceeds from the bond issuances were used to construct new manufacturing facilities in the United States. The Company guaranteed the payments of principal and interest on the bonds by obtaining letters of credit. The bonds were issued with a 20-year original term and are scheduled to mature in 2017. Each industrial development revenue bond carries a variable interest rate, which is reset weekly by the remarketing agents. The weighted-average interest rate on the bonds was 0.25 percent and 0.27 percent as of June 30, 2015 and December 31, 2014, respectively.
The Company’s financing agreements contain various restrictive financial covenants, including net debt to capitalization, net debt to EBITDA and net interest coverage ratios. As of June 30, 2015, the Company was in compliance with the financial and other covenants in its debt agreements.
Dividends The Company paid dividends of $37.8 and $37.4 in the six months ended June 30, 2015 and 2014, respectively. Quarterly dividends were $0.2875 per share for both periods.
Contractual Obligations In the first six months of 2015, the Company entered into purchase commitments due within one year for materials through contract manufacturing agreements for a total negotiated price. As of June 30, 2015, these additional contracts have remaining balances of $12.3.
Except for the contract manufacturing agreements noted above, all contractual cash obligations with initial and remaining terms in excess of one year and contingent liabilities remained generally unchanged at June 30, 2015 compared to December 31, 2014.

Management's Discussion and Analysis of
Financial Conditions and Results of Operations as of June 30, 2015
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
Management believes there have been no significant changes during the six months ended June 30, 2015 to the items that the Company disclosed as its critical accounting policies and estimates in management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
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

Management's Discussion and Analysis of
Financial Conditions and Results of Operations as of June 30, 2015
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

•	the Company’s ability to maintain effective internal controls;

•
changes in the Company’s intention to further repatriate cash and cash equivalents and short-term investments residing in international tax jurisdictions could negatively impact foreign and domestic taxes;

•	unanticipated litigation, claims or assessments, as well as the outcome/impact of any current/pending litigation, claims or assessments, including but not limited to, the Company's Brazil tax dispute;

•	variations in consumer demand for FSS technologies, products and services;

•	potential security violations to the Company's information technology systems;

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2015, the Company agreed to sell its equity interest in its Venezuela joint venture to its joint venture partner and recorded a $10.3 impairment of assets in the first quarter of 2015. On April 29, 2015, the Company closed the sale for the estimated fair market value and recorded a $1.0 reversal of impairment of assets based on final adjustments in the second quarter of 2015, resulting in a $9.3 impairment of assets for the six months ended June 30, 2015. The Company no longer has a consolidating entity in Venezuela but will continue to operate in Venezuela on an indirect basis.
Prior to the sale, the Company's Venezuela operations consisted of a fifty-percent owned subsidiary, which was consolidated. Venezuela was measured using the U.S. dollar as its functional currency because its economy is considered highly inflationary. On March 24, 2014, the Venezuela government announced a currency exchange mechanism, SICAD 2, which yielded an exchange rate significantly higher than the rates established through the other regulated exchange mechanisms. As of March 31, 2014, management determined it was unlikely the Company would be able to convert bolivars under a currency exchange other than SICAD 2 and the Company remeasured its Venezuela balance sheet using the SICAD 2 rate of 50.86 compared to the previous official government rate of 6.30, which resulted in a decrease of $6.1 to the Company’s cash balance and net losses of $12.1 that were recorded within foreign exchange (loss) gain, net in the condensed consolidated statements of operations in the first quarter of 2014. As a result of the currency devaluation, the Company recorded a $4.1 lower of cost or market adjustment related to its service inventory within service cost of sales in the condensed consolidated statements of operations in the first quarter of 2014. On February 10, 2015, the Venezuela government introduced a new foreign currency exchange platform called the Marginal Currency System, or SIMADI, which replaced the SICAD 2 mechanism, yielding another significant increase in the exchange rate. As of March 31, 2015, management determined it was unlikely that the Company would be able to convert bolivars under a currency exchange other than SIMADI and remeasured its Venezuela balance sheet using the SIMADI rate of 192.95 compared to the previous SICAD 2 rate of 50.86, which resulted in a loss of $7.5 recorded within foreign exchange (loss) gain, net in the condensed consolidated statements of operations in the first quarter of 2015.
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Except for the currency devaluation noted above, there have been no material changes in this information since December 31, 2014.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2015
(dollars in millions, except per share amounts)

Item 4: Controls and Procedures
This Quarterly Report includes the certifications of our chief executive officer (CEO) and chief financial officer (CFO) required by Rule 13a-14 of the Exchange Act of 1934 (the Exchange Act). See Exhibits 31.1 and 31.2. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.
Based on the performance of procedures by management, designed to ensure the reliability of financial reporting, management believes that the unaudited condensed consolidated financial statements fairly present, in all material respects, the Company's financial position, results of operations and cash flows as of the dates, and for the periods presented (refer to note 1 to the condensed consolidated financial statements).
Disclosure Controls and Procedures
Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission's rules and forms and that such information is accumulated and communicated to management, including the CEO and CFO as appropriate, to allow timely decisions regarding required disclosures.
In connection with the preparation of this Quarterly Report, Diebold's management, under the supervision and with the participation of the CEO and CFO, conducted an evaluation of disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the CEO and CFO have concluded that such disclosure controls and procedures were effective as of June 30, 2015.
During the quarter ended June 30, 2015, there were no changes to the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2015
(dollars in millions, except per share amounts)

Part II – Other Information
Item 1: Legal Proceedings
At June 30, 2015, the Company was a party to several lawsuits as well as several routine indirect tax claims from various taxing authorities globally that were incurred in the normal course of business, which neither individually nor in the aggregate are considered material by management in relation to the Company's financial position or results of operations. In addition, the Company has indemnification obligations with certain former employees and costs associated with these indemnifications are expensed as incurred. In management's opinion, the Company's condensed consolidated financial statements would not be materially affected by the outcome of those legal proceedings, commitments or asserted claims.
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
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Information concerning the Company’s share repurchases made during the second quarter of 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
April	435	$35.45	—	2,426,177
May	5,530	$33.26	—	2,426,177
June	1,261	$33.53	—	2,426,177
Total	7,226	$33.44	—

(1)	All shares were surrendered or deemed surrendered to the Company in connection with the Company’s share-based compensation plans.

(2)
The total number of shares repurchased as part of the publicly announced share repurchase plan since its inception was 13,450,772 as of June 30, 2015. The plan was approved by the Board of Directors in 1997. The Company may purchase shares from time to time in open market purchases or privately negotiated transactions. The Company may make all or part of the purchases pursuant to accelerated share repurchases or Rule 10b5-1 plans. The plan has no expiration date. The following table provides a summary of Board of Directors approvals to repurchase the Company’s outstanding common shares:

Total Number of Shares Approved for Repurchase
1997	2,000,000
2004	2,000,000
2005	6,000,000
2007	2,000,000
2011	1,876,949
2012	2,000,000
15,876,949
Item 3: Defaults Upon Senior Securities
None.
Item 4: Mine Safety Disclosures
Not applicable.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2015

Item 5: Other Information
Change In Control Agreements
On July 24, 2015, the Company entered into change in control agreements (the Employee Agreements) with named executive officers Christopher A. Chapman, Stefan Merz and Sheila M. Rutt. These Employee Agreements replace prior agreements with Mr. Chapman and Ms. Rutt and provide change in control benefits consistent with customary governance and compensation practices, including the elimination of the excise tax gross-up provisions.
The benefits available under the Employee Agreements are subject to a “double trigger,” so that benefits are only paid following both (i) a Change in Control (as defined in the Employee Agreements) and (ii) a termination of the executive’s employment without Cause by the Company or for Good Reason by the executive (as those terms are defined in the Employee Agreements) in the three-year period following a Change in Control.
The Employee Agreements include the following items:

•
A Change in Control definition that is the same as the Change in Control definition in the Company’s shareholder-approved Amended and Restated 1991 Equity and Performance Incentive Plan, its equity award agreements, and the Amended and Restated Executive Employment Agreement with its Chief Executive Officer, discussed below;

•	A lump sum payment equal to two times base salary and target cash bonus;

•	Two years of continued participation in the Company’s health and welfare benefit plans;

•
A lump sum payment in an amount equal to the additional benefits the executive would have accrued under each qualified or nonqualified pension, profit sharing, deferred compensation or supplemental plan for one additional year of service, provided the executive was fully vested prior to termination;

•	A one-year post-termination noncompete and nonsolicit period;

•	An initial term of two years (through July 24, 2017), with automatic one-year extensions each January unless either party provides three months’ notice that the agreement should not extend;

•	An automatic three-year extension following a Change in Control; and

•	A “best results” provision in connection with any excise taxes imposed following a termination.
The form of Employee Agreement is filed as Exhibit 10.1 to this Quarterly Report.
Mattes Employment Agreement Amendment
The Company entered into an Amended and Restated Executive Employment Agreement (the Mattes Agreement) with Andreas (Andy) W. Mattes, its President and Chief Executive Officer, on July 24, 2015. The purpose of the revisions in the Mattes Agreement was to align the Change in Control definition and the Cause definition that applies in the two-year period following a Change in Control as stated in the Mattes Agreement with the definitions used in the Employee Agreements discussed above.
In addition, the updates in the Mattes Agreement also provide for:

•	A two-year term (through July 24, 2017), with automatic one-year renewals unless either party provides at least six months’ notice that that agreement should not renew;

•	“Termination without Cause” benefits if the Company does not renew the Mattes Agreement and Mr. Mattes’ employment does not continue;

•
An extension of the exercise period for stock options and stock appreciation rights following termination from three months to twelve months, consistent with the Senior Leadership Severance Plan amendment discussed below;

•	Payment of reasonable attorney’s fees in connection with the review of the Mattes Agreement; and

•	A “best results” provision in connection with any excise taxes imposed following a termination, consistent with the Employee Agreements discussed above.
The Mattes Agreement is filed as Exhibit 10.2 to this Quarterly Report.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2015

Senior Leadership Severance Plan Amendment
Effective July 24, 2015, the Company also amended and restated its Senior Leadership Severance Plan (as amended and restated, the Severance Plan). The Severance Plan provides severance benefits to executives who are involuntarily terminated other than for Cause or upon certain constructive terminations, in each case not in connection with a change in control. The amendment to the Severance Plan extends the period stock options and stock appreciation rights shall remain exercisable following the date of termination from three months to twelve months. The time period will also be extended for each business day that the executive is restricted from exercising rights under any such awards due to a Company-instituted blackout period.
The Severance Plan is filed as Exhibit 10.3 to this Quarterly Report.
Amendment to Deferred Compensation Plan No. 2 for Directors
On July 24, 2015, the Company also approved an amendment to its Deferred Compensation Plan No. 2 for Directors. The purpose of this amendment was to align the Change in Control definition with the definitions used in the Employee Agreements and Mattes Agreement discussed above. The amendment and updated definition are effective for fees deferred pursuant to election agreements entered into after July 24, 2015 and the related participant accounts.
The amendment to the Deferred Compensation Plan No. 2 for Directors is filed as Exhibit 10.4 to this Quarterly Report. The previously filed plan amended by this amendment is listed at Exhibit 10.5.
Executive Departure
The Company also announced the departure of George S. Mayes, Jr., former Executive Vice President and Chief Operating Officer, effective July 24, 2015. The Company offered a separation agreement to Mr. Mayes that provides for benefits in accordance with the Severance Plan.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2015

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

10.1	Form of Employee Agreement

10.2	Amended and Restated Executive Employment Agreement, dated as of July 30, 2015, by and between Diebold, Incorporated and Andreas W. Mattes

10.3	Amended and Restated Senior Leadership Severance Plan

10.4	First Amendment to Deferred Compensation Plan

10.5
Deferred Compensation Plan No. 2 for Directors of Diebold, Incorporated - incorporated by reference to Exhibit 10.7(iv) to Registrant’s Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)

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
FORM 10-Q as of June 30, 2015

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIEBOLD, INCORPORATED

Date: July 30, 2015	By:	/s/ Andreas W. Mattes
Andreas W. Mattes
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 30, 2015	By:	/s/ Christopher A. Chapman
Christopher A. Chapman
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2015

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

10.1	Form of Employee Agreement

10.2	Amended and Restated Executive Employment Agreement, dated as of July 30, 2015, by and between Diebold, Incorporated and Andreas W. Mattes

10.3	Amended and Restated Senior Leadership Severance Plan

10.4	First Amendment to Deferred Compensation Plan

10.5
Deferred Compensation Plan No. 2 for Directors of Diebold, Incorporated - incorporated by reference to Exhibit 10.7(iv) to Registrant’s Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)

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