Form 10-Q
period 2015-09-30
DIEBOLD INC
filed 2015-10-29
CIK 28823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
Form 10-Q
__________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock outstanding as of October 26, 2015 was 64,976,900.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
Form 10-Q

Part I – Financial Information
Item 1: Financial Statements
DIEBOLD, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(dollars in millions, except per share amounts)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$198.5	$322.0
Short-term investments	99.2	136.7
Trade receivables, less allowances for doubtful accounts of $31.6 and $23.0 at September 30, 2015 and December 31, 2014, respectively	565.6	477.9
Inventories	420.6	405.2
Deferred income taxes	108.2	111.0
Prepaid expenses	24.1	22.0
Prepaid income taxes	42.2	11.7
Other current assets	149.8	169.0
Total current assets	1,608.2	1,655.5
Securities and other investments	82.2	83.6
Property, plant and equipment, net of accumulated depreciation and amortization of $434.3 and $443.4 at September 30, 2015 and December 31, 2014, respectively	177.0	169.5
Goodwill	197.4	172.0
Deferred income taxes	85.4	86.5
Finance lease receivables	44.6	90.4
Other assets	80.3	84.6
Total assets	$2,275.1	$2,342.1
LIABILITIES AND EQUITY
Current liabilities
Notes payable	$80.9	$25.6
Accounts payable	283.9	261.7
Deferred revenue	231.7	275.1
Payroll and other benefits liabilities	81.0	116.8
Other current liabilities	289.0	348.5
Total current liabilities	966.5	1,027.7
Long-term debt	618.3	479.8
Pensions and other benefits	198.2	211.0
Post-retirement and other benefits	20.9	20.8
Deferred income taxes	14.9	6.5
Other long-term liabilities	29.8	41.4
Commitments and contingencies
Equity
Diebold, Incorporated shareholders' equity
Preferred shares, no par value, 1,000,000 authorized shares, none issued	—	—
Common shares, $1.25 par value, 125,000,000 authorized shares,79,690,226 and 79,238,759 issued shares, 64,996,239 and 64,632,400 outstanding shares at September 30, 2015 and December 31, 2014, respectively	99.6	99.0
Additional capital	431.8	418.1
Retained earnings	746.9	762.2
Treasury shares, at cost (14,693,987 and 14,606,359 shares at September 30, 2015 and December 31, 2014, respectively)	(560.2)	(557.2)
Accumulated other comprehensive loss	(316.7)	(190.5)
Total Diebold, Incorporated shareholders' equity	401.4	531.6
Noncontrolling interests	25.1	23.3
Total equity	426.5	554.9
Total liabilities and equity	$2,275.1	$2,342.1
See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(unaudited)
(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net sales
Services	$404.4	$416.5	$1,208.5	$1,209.7
Products	276.5	351.5	861.3	980.1
	680.9	768.0	2,069.8	2,189.8
Cost of sales
Services	282.5	290.3	836.2	849.2
Products	231.1	277.1	703.5	789.1
	513.6	567.4	1,539.7	1,638.3
Gross profit	167.3	200.6	530.1	551.5

Selling and administrative expense	127.6	129.9	392.5	371.2
Research, development and engineering expense	20.0	24.5	66.2	66.2
Impairment of assets	—	—	18.9	—
Loss (gain) on sale of assets, net	0.1	(0.5)	(1.4)	(13.1)
	147.7	153.9	476.2	424.3
Operating profit	19.6	46.7	53.9	127.2

Other income (expense)
Investment income	5.9	7.9	20.6	26.6
Interest expense	(8.5)	(8.3)	(24.1)	(23.1)
Foreign exchange gain (loss), net	1.3	1.0	(9.2)	(10.4)
Miscellaneous, net	(1.3)	0.5	(1.7)	0.4
Income before taxes	17.0	47.8	39.5	120.7
Income tax (benefit) expense	(5.9)	12.8	(1.7)	37.7
Net income	22.9	35.0	41.2	83.0
Net income (loss) attributable to noncontrolling interests	1.2	1.9	0.1	(1.5)
Net income attributable to Diebold, Incorporated	$21.7	$33.1	$41.1	$84.5

Basic weighted-average shares outstanding	65.0	64.6	64.9	64.5
Diluted weighted-average shares outstanding	65.6	65.3	65.5	65.1

Net income attributable to Diebold, Incorporated
Basic earnings per share	$0.33	$0.51	$0.63	$1.31
Diluted earnings per share	$0.33	$0.51	$0.63	$1.30

Common dividends declared and paid per share	$0.2875	$0.2875	$0.8625	$0.8625
See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive (Loss) Income
(unaudited)
(in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$22.9	$35.0	$41.2	$83.0
Other comprehensive income (loss), net of tax
Translation adjustment	(75.3)	(52.6)	(137.4)	(31.8)
Foreign currency hedges (net of tax $(2.2) $(1.3), $(4.0) and $0.6, respectively)	4.0	2.5	7.3	(1.1)
Interest rate hedges
Net gain recognized in other comprehensive income (net of tax $(0.1), $(0.1), $(0.3) and $(0.3), respectively)	0.2	0.3	0.5	0.6
Reclassification adjustment for amounts recognized in net income (net of tax $0.1, $0.0, $0.1 and $0.1, respectively)	(0.1)	(0.1)	(0.2)	(0.2)
	0.1	0.2	0.3	0.4
Pension and other post-retirement benefits
Net actuarial loss amortization (net of tax $(0.6), $(0.3), $(1.9) and $(0.9), respectively)	1.1	0.6	3.4	1.6
Net prior service benefit amortization (net of tax $0.0, $0.0, $0.0 and $0.1, respectively)	—	(0.1)	(0.1)	(0.2)
	1.1	0.5	3.3	1.4
Unrealized gain (loss) on securities, net
Net gain (loss) recognized in other comprehensive income (net of tax $0.0, $0.0, $0.0 and $0.8, respectively)	—	0.1	—	(1.4)
Reclassification adjustment for amounts recognized in net income (net of tax $0.0, $0.0, $0.0 and $0.2, respectively)	—	—	—	(0.4)
	—	0.1	—	(1.8)
Other comprehensive (loss) income, net of tax	(70.1)	(49.3)	(126.5)	(32.9)
Comprehensive (loss) income	(47.2)	(14.3)	(85.3)	50.1
Less: comprehensive income (loss) attributable to noncontrolling interests	0.5	2.2	(0.3)	(1.8)
Comprehensive (loss) income attributable to Diebold, Incorporated	$(47.7)	$(16.5)	$(85.0)	$51.9
See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in millions)

	Nine Months Ended
	September 30,
	2015	2014
Cash flow from operating activities
Net income	$41.2	$83.0
Adjustments to reconcile net income to cash flow used in operating activities:
Depreciation and amortization	49.2	55.4
Share-based compensation	10.9	16.0
Excess tax benefits from share-based compensation	(0.3)	(0.3)
Devaluation of Venezuela balance sheet	7.5	12.1
Gain on sale of assets, net	(1.4)	(13.1)
Impairment of assets	18.9	—
Changes in certain assets and liabilities, net of the effects of acquisitions
Trade receivables	(133.3)	(164.7)
Inventories	(66.4)	(156.3)
Prepaid expenses	(2.8)	(1.9)
Prepaid income taxes	(30.5)	7.5
Other current assets	(17.7)	(46.4)
Accounts payable	39.3	87.6
Deferred revenue	(29.7)	30.4
Accrued salaries, wages and commissions	(23.4)	5.8
Deferred income taxes	9.0	(6.5)
Finance lease and notes receivables	6.0	(59.3)
Certain other assets and liabilities	3.4	40.0
Net cash used in operating activities	(120.1)	(110.7)
Cash flow from investing activities
Payments for acquisitions, net of cash acquired	(59.4)	(11.7)
Proceeds from maturities of investments	101.0	406.6
Proceeds from sale of investments	—	39.6
Payments for purchases of investments	(107.1)	(339.8)
Proceeds from sale of assets	5.5	17.7
Capital expenditures	(42.9)	(33.6)
Increase in certain other assets	(2.9)	(13.8)
Net cash (used in) provided by investing activities	(105.8)	65.0
Cash flow from financing activities
Dividends paid	(56.5)	(56.2)
Debt issuance costs	(0.7)	(1.4)
Revolving debt (repayments) borrowings, net	(36.4)	124.0
Term loan borrowings	230.0	—
Other debt borrowings	87.7	133.8
Other debt repayments	(91.2)	(141.5)
Distributions to noncontrolling interest holders	(0.2)	(2.2)
Excess tax benefits from share-based compensation	0.3	0.3
Issuance of common shares	3.4	14.4
Repurchase of common shares	(3.0)	(1.8)
Net cash provided by financing activities	133.4	69.4
Effect of exchange rate changes on cash and cash equivalents	(31.0)	(14.0)
(Decrease) increase in cash and cash equivalents	(123.5)	9.7
Cash and cash equivalents at the beginning of the period	322.0	230.7
Cash and cash equivalents at the end of the period	$198.5	$240.4
See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2015
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
The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. In addition, some of the Company’s statements in this Quarterly Report on Form 10-Q may involve risks and uncertainties that could significantly impact expected future results. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of results to be expected for the full year.
The Company has reclassified the presentation of certain prior-year information to conform to the current presentation.
In January 2015, the Company announced the realignment of its Brazil and Latin America (LA) businesses to drive greater efficiency and further improve customer service. Beginning with the first quarter of 2015, LA and Brazil operations were reported under one single reportable operating segment and comparative periods have been reclassified for consistency. The presentation of comparative periods also reflects the reclassification of certain global expenses from segment operating profit to corporate charges not allocated to segments due to the 2015 realignment activities.
On March 13, 2015, the Company acquired all of the equity interests of Phoenix Interactive Design, Inc. (Phoenix) for a total purchase price of approximately $72.9, including $12.6 of deferred cash payment payable over the next three years. Acquiring Phoenix, a world leader in developing innovative multi-vendor software solutions for automated teller machines (ATMs) and a host of other financial self-service (FSS) applications, is a foundational move to accelerate the Company’s growth in the fast-growing managed services and branch automation spaces. The results of operations for Phoenix are primarily included in the North America (NA) reportable operating segment within the Company's condensed consolidated financial statements from the date of the acquisition. Preliminary purchase price allocations are subject to further adjustment until all pertinent information regarding the assets acquired and liabilities assumed are fully evaluated.
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
Prior to the sale, the Company's Venezuela operations consisted of a fifty-percent owned subsidiary, which was consolidated. Venezuela was measured using the U.S. dollar as its functional currency because its economy is considered highly inflationary. On March 24, 2014, the Venezuela government announced a currency exchange mechanism, SICAD 2, which yielded an exchange rate significantly higher than the rates established through the other regulated exchange mechanisms. As of March 31, 2014, management determined it was unlikely the Company would be able to convert bolivars under a currency exchange other than SICAD 2 and the Company remeasured its Venezuela balance sheet using the SICAD 2 rate of 50.86 compared to the previous official government rate of 6.30, which resulted in a decrease of $6.1 to the Company’s cash balance and net losses of $12.1 that were recorded within foreign exchange gain (loss), net in the condensed consolidated statements of operations in the first quarter of 2014. As a result of the currency devaluation, the Company recorded a $4.1 lower of cost or market adjustment related to its service inventory within service cost of sales in the condensed consolidated statements of operations in the first quarter of 2014. On February 10, 2015, the Venezuela government introduced a new foreign currency exchange platform called the Marginal Currency System, or SIMADI, which replaced the SICAD 2 mechanism, yielding another significant increase in the exchange rate. As of March 31, 2015, management determined it was unlikely that the Company would be able to convert bolivars under a currency exchange other than SIMADI and remeasured its Venezuela balance sheet using the SIMADI rate of 192.95 compared to the previous SICAD 2 rate of 50.86, which resulted in a loss of $7.5 recorded within foreign exchange gain (loss), net in the condensed consolidated statements of operations in the first quarter of 2015.
In the second quarter of 2014, the Company divested its Diebold Eras, Incorporated (Eras) subsidiary for a sale price of $20.0, including installment payments of $1.0 on the first and second year anniversary dates of the closing. This sale resulted in a gain of $13.7 recognized within gain on sale of assets, net in the condensed consolidated statement of operations. Revenue and operating

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2015
Notes to Condensed Consolidated Financial Statements
(unaudited)
(dollars in millions, except per share amounts)

profit in the nine months ended September 30, 2014 related to this divested subsidiary were $6.0 and $3.0, respectively, and are included within the NA segment. Net income before taxes related to this divested subsidiary is included in continuing operations and was $3.0 for the nine months ended September 30, 2014. There was no impact of Eras on the three months ended September 30, 2014.
In the third quarter of 2014, the Company acquired 100 percent of the equity interests of Cryptera A/S (Cryptera), a supplier of the Company's encrypting PIN pad technology and a world leader in the research and development of secure payment technologies. This acquisition positioned the Company as a significant original equipment manufacturer of secure payment technologies and allowed the Company to own more of the intellectual property related to its ATMs. The total purchase price was approximately $13.0, including a 10 percent deferred cash payment payable on the first anniversary of the acquisition. The results of operations for Cryptera are included in the Europe, Middle East and Africa (EMEA) segment within the Company's condensed consolidated financial statements from the date of the acquisition.

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
In July 2015, the FASB issued ASU 2015-12, Plan Accounting: Defined Benefit Plan (Topic 960), Defined Contribution Pension Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965): (Part I) Fully Benefit-Responsive Investment Contracts, (Part II) Plan Investment Disclosures, (Part III) Measurement Date Practical Expedient (ASU 2015-12), which is a three-part update with the objective of simplifying benefit plan reporting to make the information presented more useful to the reader. Part I designates contract value as the only required measure for fully benefit-responsive investment contracts (FBRIC). A FBRIC is a guaranteed investment contract between the plan and an issuer in which the issuer agrees to pay a predetermined interest rate and principal for a set amount deposited with the issuer. Part II simplifies the investment disclosure requirements for employee benefits plans. Part III provides an alternative measurement date for fiscal periods that do not coincide with a month-end date. This guidance is effective for fiscal years beginning after December 15, 2015. The amendments in Parts I and II of this standard are effective retrospectively. The standard is effective for the Company on January 1, 2016, with early adoption permitted. The adoption of ASU 2015-12 is not expected to have a material impact on the financial statements of the Company.
In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (ASU 2015-16). The amendments in this update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this update require that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date and presented separately on the face of the income statement or disclosed in the notes by line item. The standard is effective for the Company on January 1, 2016, with early

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2015
Notes to Condensed Consolidated Financial Statements
(unaudited)
(dollars in millions, except per share amounts)

adoption permitted. The adoption of ASU 2015-16 is not expected to have a material impact on the financial statements of the Company.
Note 2: Earnings Per Share
Basic earnings per share is based on the weighted-average number of common shares outstanding. Diluted earnings per share includes the dilutive effect of potential common shares outstanding. Under the two-class method of computing earnings per share, non-vested share-based payment awards that contain rights to receive non-forfeitable dividends are considered participating securities. The Company’s participating securities include restricted stock units (RSUs), deferred shares, and shares that were vested, but deferred by the employee. The Company calculated basic and diluted earnings per share under both the treasury stock method and the two-class method. For the three and nine months ended September 30, 2015 and 2014, there was no impact in the per share amounts calculated under the two methods. Accordingly, the treasury stock method is disclosed below.
The following represents amounts used in computing earnings per share and the effect on the weighted-average number of shares of dilutive potential common shares:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Numerator
Income used in basic and diluted earnings per share
Net income attributable to Diebold, Incorporated	$21.7	$33.1	$41.1	$84.5
Denominator (in millions)
Weighted-average number of common shares used in basic earnings per share	65.0	64.6	64.9	64.5
Effect of dilutive shares	0.6	0.7	0.6	0.6
Weighted-average number of shares used in diluted earnings per share	65.6	65.3	65.5	65.1
Net income attributable to Diebold, Incorporated
Basic earnings per share	$0.33	$0.51	$0.63	$1.31
Diluted earnings per share	$0.33	$0.51	$0.63	$1.30
Anti-dilutive shares (in millions)
Anti-dilutive shares not used in calculating diluted weighted-average shares	1.5	0.9	1.5	1.2

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2015
Notes to Condensed Consolidated Financial Statements
(unaudited)
(dollars in millions, except per share amounts)

Note 3: Equity
The following table presents changes in shareholders' equity attributable to Diebold, Incorporated and the noncontrolling interests:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Diebold, Incorporated shareholders' equity
Balance at beginning of period	$465.6	$650.8	$531.6	$596.8
Comprehensive (loss) income attributable to Diebold, Incorporated	(47.7)	(16.5)	(85.0)	51.9
Common shares	—	0.1	0.6	0.8
Additional capital	2.4	5.9	13.7	29.8
Treasury shares	(0.2)	(0.2)	(3.0)	(1.8)
Dividends paid	(18.7)	(18.8)	(56.5)	(56.2)
Balance at end of period	$401.4	$621.3	$401.4	$621.3

Noncontrolling interests
Balance at beginning of period	$24.6	$17.9	$23.3	$24.0
Comprehensive income (loss) attributable to noncontrolling interests, net (1)	0.7	2.1	2.0	(1.9)
Distributions to noncontrolling interest holders	(0.2)	—	(0.2)	(2.1)
Balance at end of period	$25.1	$20.0	$25.1	$20.0

(1)
Comprehensive income (loss) attributable to noncontrolling interests of $(0.1) for the nine months ended September 30, 2015, respectively, is net of a $2.1 Venezuela noncontrolling interest adjustment for the nine months ended September 30, 2015, respectively, to reduce the carrying value to the estimated fair market value.

Note 4: Accumulated Other Comprehensive Loss
The following table summarizes the changes in the Company’s accumulated other comprehensive (loss) income (AOCI), net of tax, by component for the three months ended September 30, 2015:

	Translation	Foreign Currency Hedges	Interest Rate Hedges	Pension and Other Post-retirement Benefits	Other	Accumulated Other Comprehensive (Loss) Income
Balance at June 30, 2015	$(137.3)	$1.9	$(0.3)	$(111.8)	$0.3	$(247.2)
Other comprehensive (loss) income before reclassifications (1)	(74.7)	4.0	0.2	—	—	(70.5)
Amounts reclassified from AOCI	—	—	(0.1)	1.1	—	1.0
Net current-period other comprehensive (loss) income	(74.7)	4.0	0.1	1.1	—	(69.5)
Balance at September 30, 2015	$(212.0)	$5.9	$(0.2)	$(110.7)	$0.3	$(316.7)

(1)	Other comprehensive (loss) income before reclassifications within the translation component excludes $(0.6) of translation attributable to noncontrolling interests.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2015
Notes to Condensed Consolidated Financial Statements
(unaudited)
(dollars in millions, except per share amounts)

The following table summarizes the changes in the Company’s AOCI, net of tax, by component for the three months ended September 30, 2014:

	Translation	Foreign Currency Hedges	Interest Rate Hedges	Pension and Other Post-retirement Benefits	Unrealized Gain on Securities, Net	Other	Accumulated Other Comprehensive (Loss) Income
Balance at June 30, 2014	$19.0	$(5.5)	$(0.8)	$(51.1)	$0.8	$0.3	$(37.3)
Other comprehensive (loss) income (loss) before reclassifications (1)	(52.8)	2.5	0.3	—	0.1	—	(49.9)
Amounts reclassified from AOCI	—	—	(0.1)	0.5	—	—	0.4
Net current-period other comprehensive (loss) income	(52.8)	2.5	0.2	0.5	0.1	—	(49.5)
Balance at September 30, 2014	$(33.8)	$(3.0)	$(0.6)	$(50.6)	$0.9	$0.3	$(86.8)

(1)	Other comprehensive (loss) income before reclassifications within the translation component excludes $0.2 of translation attributable to noncontrolling interests.
The following table summarizes the changes in the Company’s AOCI, net of tax, by component for the nine months ended September 30, 2015:

	Translation	Foreign Currency Hedges	Interest Rate Hedges	Pension and Other Post-retirement Benefits	Other	Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2015	$(74.9)	$(1.4)	$(0.5)	$(114.0)	$0.3	$(190.5)
Other comprehensive (loss) income before reclassifications (1)	(137.1)	7.3	0.5	—	—	(129.3)
Amounts reclassified from AOCI	—	—	(0.2)	3.3	—	3.1
Net current-period other comprehensive (loss) income	(137.1)	7.3	0.3	3.3	—	(126.2)
Balance at September 30, 2015	$(212.0)	$5.9	$(0.2)	$(110.7)	$0.3	$(316.7)

(1)	Other comprehensive (loss) income before reclassifications within the translation component excludes $(0.3) of translation attributable to noncontrolling interests.
The following table summarizes the changes in the Company’s AOCI, net of tax, by component for the nine months ended September 30, 2014:

	Translation	Foreign Currency Hedges	Interest Rate Hedges	Pension and Other Post-retirement Benefits	Unrealized Gain on Securities, Net	Other	Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2014	$(2.4)	$(1.9)	$(1.0)	$(52.0)	$2.7	$0.3	$(54.3)
Other comprehensive (loss) income before reclassifications (1)	(31.4)	(1.1)	0.6	—	(1.4)	—	(33.3)
Amounts reclassified from AOCI	—	—	(0.2)	1.4	(0.4)	—	0.8
Net current-period other comprehensive (loss) income	(31.4)	(1.1)	0.4	1.4	(1.8)	—	(32.5)
Balance at September 30, 2014	$(33.8)	$(3.0)	$(0.6)	$(50.6)	$0.9	$0.3	$(86.8)
(1) Other comprehensive (loss) income before reclassifications within the translation component excludes $(0.4) of translation attributable to noncontrolling interests.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2015
Notes to Condensed Consolidated Financial Statements
(unaudited)
(dollars in millions, except per share amounts)

The following table summarizes the details about amounts reclassified from AOCI:

	Three Months Ended		Nine Months Ended
	2015	2014	2015	2014
	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Affected Line Item in the Statement of Income
Interest rate hedges	$(0.1)	$(0.1)	$(0.2)	$(0.2)	Interest expense
Pension and post-retirement benefits:
Net actuarial loss amortization (net of tax $(0.6), $(0.3), $(1.9) and $(0.9), respectively)	1.1	0.6	3.4	1.6	(1)
Net prior service benefit amortization (net of tax $0.0, $0.0, $0.0 and $0.1, respectively)	—	(0.1)	(0.1)	(0.2)	(1)
	1.1	0.5	3.3	1.4
Unrealized loss on securities (net of tax $0.0, $0.0, $0.0 and $0.2, respectively)	—	—	—	(0.4)	Investment income
Total reclassifications for the period	$1.0	$0.4	$3.1	$0.8

(1)	Pension and other post-retirement benefits AOCI components are included in the computation of net periodic benefit cost (refer to note 12).
Note 5: Share-Based Compensation
The Company’s share-based compensation payments to employees are recognized based on their grant-date fair values during the period in which the employee is required to provide services in exchange for the award. Share-based compensation is primarily recognized as a component of selling and administrative expense. Total share-based compensation expense was $1.8 and $5.6 for the three months ended September 30, 2015 and 2014, respectively. Total share-based compensation expense was $10.9 and $16.0 for the nine months ended September 30, 2015 and 2014, respectively.
Options outstanding and exercisable as of September 30, 2015 under the Company’s 1991 Equity and Performance Incentive Plan (as Amended and Restated as of February 12, 2014) (the 1991 Plan) and changes during the nine months ended September 30, 2015 were as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(in millions)	(per share)	(in years)
Outstanding at January 1, 2015	1.6	$37.11
Expired or forfeited	(0.3)	$49.85
Exercised	(0.1)	$30.05
Granted	0.5	$32.33
Outstanding at September 30, 2015	1.7	$34.18	7	$0.2
Options exercisable at September 30, 2015	0.9	$35.39	5	$0.2
Options vested and expected to vest at September 30, 2015 (2)	1.7	$34.23	7	$0.2

(1)
The aggregate intrinsic value (the difference between the closing price of the Company’s common shares on the last trading day of the third quarter of 2015 and the exercise price, multiplied by the number of “in-the-money” options) that would have been received by the option holders had all option holders exercised their options on September 30, 2015. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common shares.

(2)	The options expected to vest are the result of applying the pre-vesting forfeiture rate assumption to total outstanding non-vested options.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2015
Notes to Condensed Consolidated Financial Statements
(unaudited)
(dollars in millions, except per share amounts)

The following table summarizes information on non-vested RSUs and performance shares relating to employees and non-employee directors for the nine months ended September 30, 2015:

	Number of Shares	Weighted-Average Grant-Date Fair Value
	(in millions)	(per share)
RSUs:
Non-vested at January 1, 2015	0.7	$33.72
Forfeited	(0.1)	$33.79
Vested	(0.2)	$34.22
Granted	0.5	$32.75
Non-vested at September 30, 2015	0.9	$32.52
Performance Shares:
Non-vested at January 1, 2015	1.1	$37.38
Forfeited	(0.3)	$36.28
Vested	(0.3)	$40.04
Granted	0.5	$31.18
Non-vested at September 30, 2015	1.0	$33.63
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
As of September 30, 2015, there were 0.1 million non-employee director deferred shares vested and outstanding.
Note 6: Income Taxes
The effective tax rate was (34.7) percent and 26.8 percent on income for the three months ended September 30, 2015 and 2014, respectively. The effective tax rate was (4.3) percent and 31.2 percent on income for the nine months ended September 30, 2015 and 2014, respectively. The tax rate benefit for the three and nine months ended September 30, 2015 resulted from the repatriation of foreign earnings and the associated recognition of foreign tax credits and releases of uncertain tax positions due to the expiration of the statute of limitations. Additionally, the tax rate benefit for the nine months ended September 30, 2015 included the release of a valuation allowance and discrete tax items resulting from the sale of its Venezuela joint venture (refer to note 1) recorded primarily in the first quarter of 2015. The tax rate for the three months and nine months ended September 30, 2014 reflected the release of valuation allowance against excess capital losses utilized. Additionally, the tax rate for the nine months ended September 30, 2014 was negatively impacted by discrete tax expense on the repatriation of certain foreign earnings recorded in the first quarter of 2014.
Note 7: Investments
The Company’s investments, primarily in Brazil, consist of certificates of deposit that are classified as available-for-sale and stated at fair value based upon quoted market prices. Unrealized gains and losses are recorded in AOCI. Realized gains and losses are recognized in investment income and are determined using the specific identification method. There were no realized gains from the sale of securities and proceeds from the sale of available-for-sale securities for the three and nine months ended September 30, 2015. Realized (losses) gains from the sale of securities were $(0.2) and $0.5 for the three and nine months ended September 30, 2014. Proceeds from the sale of available-for-sale securities were $39.6 during the nine months ended September 30, 2014.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2015
Notes to Condensed Consolidated Financial Statements
(unaudited)
(dollars in millions, except per share amounts)

The Company’s investments, excluding cash surrender value of insurance contracts of $73.1 and $73.8 as of September 30, 2015 and December 31, 2014, respectively, consisted of the following:

	Cost Basis	Unrealized Gain	Fair Value
As of September 30, 2015
Short-term investments
Certificates of deposit	$99.2	$—	$99.2
Long-term investments
Assets held in a rabbi trust	$8.9	$0.2	$9.1

As of December 31, 2014
Short-term investments
Certificates of deposit	$136.7	$—	$136.7
Long-term investments
Assets held in a rabbi trust	$9.3	$0.5	$9.8
Note 8: Allowance for Credit Losses
The following table summarizes the Company’s allowance for credit losses for the nine months ended September 30, 2015 and 2014:

	Finance Leases	Notes Receivable	Total
Allowance for credit losses
Balance at January 1, 2015	$0.4	$4.1	$4.5
Provision for credit losses	0.3	—	0.3
Write-offs	(0.1)	—	(0.1)
Balance at September 30, 2015	$0.6	$4.1	$4.7

Balance at January 1, 2014	$0.4	$4.1	$4.5
Provision for credit losses	0.2	—	0.2
Write-offs	(0.2)	—	(0.2)
Balance at September 30, 2014	$0.4	$4.1	$4.5
There were no significant changes in provision for credit losses, recoveries and write-offs during the nine months ended September 30, 2015 and 2014. In the nine months ended September 30, 2015 and 2014, the Company sold finance lease receivables of $5.4 and $22.1, respectively. As of September 30, 2015, finance leases and notes receivable individually evaluated for impairment were $86.5 and $13.5, respectively. As of September 30, 2014, finance leases and notes receivable individually evaluated for impairment were $157.6 and $18.1, respectively. As of September 30, 2015 and December 31, 2014, the Company’s finance lease receivables in LA were $66.5 and $127.9, respectively. The decrease is related primarily to the strengthening U.S. dollar compared to the Brazil real and recurring customer payments for financing arrangements in LA.
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
As of September 30, 2015 and December 31, 2014, the recorded investment in past-due financing receivables on nonaccrual status was $1.9 and $2.2, respectively, and there were no recorded investments in finance receivables past due 90 days or more and still accruing interest. The recorded investment in impaired notes receivable was $4.1 as of September 30, 2015 and December 31, 2014 and was fully reserved.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2015
Notes to Condensed Consolidated Financial Statements
(unaudited)
(dollars in millions, except per share amounts)

The following table summarizes the Company’s aging of past-due notes receivable balances:

	September 30, 2015	December 31, 2014
30-59 days past due	$—	$0.1
60-89 days past due	—	—
> 89 days past due (1)	3.0	1.5
Total past due	$3.0	$1.6

(1)	Past-due notes receivable balances greater than 89 days are fully reserved.
Note 9: Inventories
Major classes of inventories are summarized as follows:

	September 30, 2015	December 31, 2014
Finished goods	$181.6	$197.4
Service parts	150.4	125.6
Raw materials and work in process	88.6	82.2
Total inventories	$420.6	$405.2
Note 10: Goodwill and Other Assets
The changes in carrying amounts of goodwill within the Company's segments are summarized as follows:

	NA	AP	EMEA	LA	Total
Goodwill	$112.1	$41.3	$168.7	$148.5	$470.6
Accumulated impairment losses	(13.2)	—	(168.7)	(108.8)	(290.7)
Balance at January 1, 2014	$98.9	$41.3	$—	$39.7	$179.9
Divestiture	(1.6)	—	—	—	(1.6)
Currency translation adjustment	(0.2)	(1.3)	—	(4.8)	(6.3)
Goodwill	$110.3	$40.0	$168.7	$143.7	$462.7
Accumulated impairment losses	(13.2)	—	(168.7)	(108.8)	(290.7)
Balance at December 31, 2014	$97.1	$40.0	$—	$34.9	$172.0
Goodwill acquired	41.5	0.5	—	0.5	42.5
Currency translation adjustment	(3.6)	(3.0)	—	(10.5)	(17.1)
Goodwill	148.2	37.5	168.7	133.7	488.1
Accumulated impairment losses	(13.2)	—	(168.7)	(108.8)	(290.7)
Balance at September 30, 2015	$135.0	$37.5	$—	$24.9	$197.4
During 2014, NA had a reduction to goodwill of $1.6 relating to the sale of Eras. In March 2015, the Company acquired Phoenix, a world leader in developing innovative multi-vendor software solutions for ATMs and a host of other FSS applications. Preliminary goodwill and other intangible assets resulting from the acquisition were $42.5 and $26.8, respectively, and are primarily included in the NA reportable operating segment. The purchase price allocations are preliminary and subject to further adjustment until all pertinent information regarding the assets acquired and liabilities assumed are fully evaluated. The goodwill associated with the transaction is not deductible for income tax purposes.
There have been no impairment indicators identified during the nine months ended September 30, 2015.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2015
Notes to Condensed Consolidated Financial Statements
(unaudited)
(dollars in millions, except per share amounts)

The following summarizes information on intangible assets by major category:

	September 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internally-developed software	$88.2	$(46.5)	$41.7	$102.1	$(65.8)	$36.3
Other intangibles	52.6	(29.1)	23.5	52.2	(28.5)	23.7
Total	$140.8	$(75.6)	$65.2	$154.3	$(94.3)	$60.0
Intangible assets are included in other assets on the condensed consolidated balance sheets. Amortization expense on capitalized software included in product cost of sales was $3.7 and $4.6 for the three months ended September 30, 2015 and 2014, respectively, and $11.3 and $13.5 for the nine months ended September 30, 2015 and 2014, respectively.
The decrease in internally-developed software is primarily due to a $9.1 impairment during the first quarter of 2015 of certain internally-developed software related to redundant legacy Diebold software as a result of the acquisition of Phoenix.
Note 11: Debt
Outstanding debt balances were as follows:

	September 30, 2015	December 31, 2014
Notes payable
Uncommitted lines of credit	$68.4	$24.8
Term loan	11.5	—
Other	1.0	0.8
	$80.9	$25.6
Long-term debt
Revolving credit facility	$171.1	$240.0
Senior notes	225.0	225.0
Term loan	215.6	—
Industrial development revenue bonds	4.4	11.9
Other	2.2	2.9
	$618.3	$479.8
As of September 30, 2015, the Company had various international short-term uncommitted lines of credit with borrowing limits of $119.0. The weighted-average interest rate on outstanding borrowings on the short-term uncommitted lines of credit as of September 30, 2015 and December 31, 2014 was 2.95 percent and 2.96 percent, respectively. Short-term uncommitted lines mature in less than one year. The amount available under the short-term uncommitted lines at September 30, 2015 was $50.6.
In June 2015, the Company entered into a Second Amendment to the Credit Agreement (Second Amendment), which provides for a term loan in the aggregate principal amount of $230.0 with escalating quarterly principal payments and a balloon payment due upon maturity in August 2019. The weighted-average interest rate on the term loan as of September 30, 2015 was 1.75 percent, which is variable based on the London Interbank Offered Rate (LIBOR). The Second Amendment replaced the net debt to net capitalization financial covenant with a net debt to earnings before interest, taxes, depreciation and amortization (EBITDA) financial covenant and, accordingly, modified the facility fee and interest rate pricing schedules. The Credit Agreement continues to provide a revolving credit facility with availability of up to $520.0. The Company has the ability, subject to various approvals, to increase the borrowing limits by $250.0. In August 2014, the Company entered into the First Amendment to the Credit Agreement and Guaranty (First Amendment), which increased its borrowing limits under the revolving credit facility from $500.0 to $520.0. The First Amendment also extended the maturity date of the revolving credit facility to August 2019. Up to $50.0 of the revolving credit facility is available under a swing line sub-facility. The weighted-average interest rate on outstanding revolving credit facility borrowings as of September 30, 2015 and December 31, 2014 was 1.57 percent and 1.69 percent, respectively, which is variable based on the LIBOR. The amount available under the revolving credit facility as of September 30, 2015 was $348.9. The Company incurred $0.7 of fees related to the Second Amendment in June 2015, which are amortized as a component of interest expense

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2015
Notes to Condensed Consolidated Financial Statements
(unaudited)
(dollars in millions, except per share amounts)

over the term of the facility. The Company incurred $1.4 of fees related to the First Amendment in the third quarter of 2014, which are amortized as a component of interest expense over the term of the Credit Agreement.
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
In 1997, industrial development revenue bonds were issued on behalf of the Company. The proceeds from the bond issuances were used to construct new manufacturing facilities in the United States. The Company guaranteed the payments of principal and interest on the bonds by obtaining letters of credit. The bonds were issued with a 20-year original term and are scheduled to mature in 2017. Each industrial development revenue bond carries a variable interest rate, which is reset weekly by the remarketing agents. The weighted-average interest rate on the bonds was 0.34 percent and 0.27 percent as of September 30, 2015 and December 31, 2014, respectively. During the third quarter of 2015, the Company repaid $7.5 of the industrial development revenue bonds of which the remainder is expected to be repaid during the fourth quarter of 2015.
The Company’s financing agreements contain various restrictive financial covenants, including net debt to capitalization, net debt to EBITDA and net interest coverage ratios. As of September 30, 2015, the Company was in compliance with the financial and other covenants in its debt agreements.
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
The following table sets forth the net periodic benefit cost for the Company’s defined benefit pension plans and other benefits for the three months ended September 30:

	Pension Benefits		Other Benefits
	2015	2014	2015	2014
Components of net periodic benefit cost
Service cost	$0.9	$0.7	$—	$—
Interest cost	5.9	5.8	0.1	0.2
Expected return on plan assets	(6.7)	(6.5)	—	—
Amortization of prior service benefit	—	—	—	(0.1)
Recognized net actuarial loss	1.7	0.8	0.1	0.1
Net periodic pension benefit cost	$1.8	$0.8	$0.2	$0.2

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2015
Notes to Condensed Consolidated Financial Statements
(unaudited)
(dollars in millions, except per share amounts)

The following table sets forth the net periodic benefit cost for the Company’s defined benefit pension plans and other benefits for the nine months ended September 30:

	Pension Benefits		Other Benefits
	2015	2014	2015	2014
Components of net periodic benefit cost
Service cost	$2.7	$2.2	$—	$—
Interest cost	17.8	17.3	0.4	0.5
Expected return on plan assets	(20.2)	(19.4)	—	—
Amortization of prior service benefit	—	(0.1)	(0.1)	(0.2)
Recognized net actuarial loss	5.0	2.3	0.3	0.2
Net periodic pension benefit cost	$5.3	$2.3	$0.6	$0.5
Contributions
There have been no changes to the expected 2015 plan year contribution amounts previously disclosed. In the first quarter of 2015, the Company made a voluntary contribution to its qualified pension plan of $10.0. For the nine months ended September 30, 2015 and 2014, contributions of $12.9 and $8.7, respectively, were made to the qualified and non-qualified pension plans.
Note 13: Guarantees and Product Warranties
In 1997, industrial development revenue bonds were issued on behalf of the Company. The Company guaranteed the payments of principal and interest on the bonds (refer to note 11) by obtaining letters of credit. The carrying value of the bonds was $4.4 and $11.9 as of September 30, 2015 and December 31, 2014, respectively.
The Company provides its global operations guarantees and standby letters of credit through various financial institutions for suppliers, customers, regulatory agencies and insurance providers. If the Company is not able to make payment or fulfill contractual obligations, the suppliers, customers, regulatory agencies and insurance providers may draw on the pertinent bank. At September 30, 2015, the maximum future payment obligations related to these various guarantees totaled $105.0, of which $28.0 represented standby letters of credit to insurance providers, and no associated liability was recorded. At December 31, 2014, the maximum future payment obligations relative to these various guarantees totaled $111.1, of which $28.0 represented standby letters of credit to insurance providers, and no associated liability was recorded.
The Company provides its customers a manufacturer’s warranty and records, at the time of the sale, a corresponding estimated liability for potential warranty costs. Estimated future obligations due to warranty claims are based upon historical factors such as labor rates, average repair time, travel time, number of service calls per machine and cost of replacement parts. As of September 30, 2015 and 2014, the Company’s warranty liability balances were $77.3 and $107.0, respectively. During 2014, the increase in warranty was largely attributable to sales related to Brazil other in LA. The currency translation adjustment is primarily due to the strengthening U.S. dollar compared to the Brazil real during 2015.
Changes in the Company’s warranty liability balance are illustrated in the following table:

	2015	2014
Balance at January 1	$113.3	$83.2
Current period accruals	26.1	66.4
Current period settlements	(36.3)	(38.3)
Currency translation adjustment	(25.8)	(4.3)
Balance at September 30	$77.3	$107.0

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2015
Notes to Condensed Consolidated Financial Statements
(unaudited)
(dollars in millions, except per share amounts)

Note 14: Commitments and Contingencies
Contractual Obligation
At September 30, 2015, the Company had purchase commitments due within one year totaling $10.8 for materials through contract manufacturing agreements at negotiated prices.
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
At September 30, 2015, the Company was a party to several routine indirect tax claims from various taxing authorities globally that were incurred in the normal course of business, which neither individually nor in the aggregate are considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the consolidated financial statements would not be materially affected by the outcome of these indirect tax claims and/or proceedings or asserted claims.
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
At September 30, 2015 and December 31, 2014, the Company had an accrual related to the Brazil indirect tax matter disclosed above of approximately $8.4 and $12.5, respectively. The movement between periods relates to the currency fluctuation in the Brazil real.
Beginning in July 2014, the Company challenged customs rulings in Thailand seeking to retroactively collect customs duties on previous imports of ATMs. Management believes that the customs authority’s attempt to retroactively assess customs duties is in contravention of World Trade Organization agreements and, accordingly, is challenging the rulings. In the third quarter of 2015, the Company received a prospective ruling from the United States Customs Border Protection which is consistent with our interpretation of the treaty in question. We are submitting that ruling for consideration in our ongoing dispute with Thailand. The matters are currently in the appeals process and management continues to believe that the Company has a valid legal position in these appeals. Accordingly, the Company has not accrued any amount for this contingency; however, the Company cannot provide any assurance that it will not ultimately be subject to retroactive assessments.
A loss contingency is reasonably possible if it has a more than remote but less than probable chance of occurring. Although management believes the Company has valid defenses with respect to its indirect tax positions, it is reasonably possible that a loss could occur in excess of the estimated accrual. The Company estimated the aggregate risk at September 30, 2015 to be up to approximately $166.9 for its material indirect tax matters, of which approximately $118.3 and $26.0, respectively, relates to the Brazil indirect tax matter and Thailand customs matter disclosed above. The aggregate risk related to indirect taxes is adjusted as the applicable statutes of limitations expire.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2015
Notes to Condensed Consolidated Financial Statements
(unaudited)
(dollars in millions, except per share amounts)

Legal Contingencies
At September 30, 2015, the Company was a party to several lawsuits that were incurred in the normal course of business, which neither individually nor in the aggregate are considered material by management in relation to the Company’s financial position or results of operations. In addition, the Company has indemnification obligations with certain former employees, and costs associated with these indemnifications are expensed as incurred. In management’s opinion, the Company's condensed consolidated financial statements would not be materially affected by the outcome of these legal proceedings, commitments or asserted claims.
Note 15: Derivative Instruments and Hedging Activities
The Company uses derivatives to mitigate the economic consequences associated with fluctuations in currencies and interest rates.
Foreign Exchange
Net Investment Hedges The Company has international subsidiaries with net balance sheet positions that generate cumulative translation adjustments within AOCI. The Company uses derivatives to manage potential changes in value of its net investments in LA. The Company uses the forward-to-forward method for its quarterly retrospective and prospective assessments of hedge effectiveness. No ineffectiveness results if the notional amount of the derivative matches the portion of the net investment designated as being hedged because the Company uses derivative instruments with underlying exchange rates consistent with its functional currency and the functional currency of the hedged net investment. Changes in value that are deemed effective are accumulated in AOCI where they will remain until they are reclassified to income together with the gain or loss on the entire investment upon substantial liquidation of the subsidiary. The fair value of the Company’s net investment hedge contracts were $0.3 and $1.2 as of September 30, 2015 and December 31, 2014, respectively. The net gain (loss) recognized in AOCI on net investment hedge derivative instruments was $6.2 and $3.8 in the three months ended September 30, 2015 and 2014, respectively, and $11.3 and $(1.7) in the nine months ended September 30, 2015 and 2014, respectively.
Non-Designated Hedges A substantial portion of the Company’s operations and revenues are international. As a result, changes in foreign exchange rates can create substantial foreign exchange gains and losses from the revaluation of non-functional currency monetary assets and liabilities. The Company’s policy allows the use of foreign exchange forward contracts with maturities of up to 24 months to mitigate the impact of currency fluctuations on those foreign currency asset and liability balances. The Company elected not to apply hedge accounting to its foreign exchange forward contracts. Thus, spot-based gains/losses offset revaluation gains/losses within foreign exchange gain (loss), net and forward-based gains/losses represent interest expense. The fair value of the Company’s non-designated foreign exchange forward contracts was $1.8 and $0.7 as of September 30, 2015 and December 31, 2014, respectively.
The following table summarizes the gain recognized on non-designated foreign-exchange derivative instruments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Interest expense	$(1.4)	$(1.4)	$(3.5)	$(4.4)
Foreign exchange gain (loss), net	6.6	9.1	9.5	10.7
	$5.2	$7.7	$6.0	$6.3
Interest Rate
Cash Flow Hedges The Company has variable rate debt that is subject to fluctuations in interest related cash flows due to changes in market interest rates. As of September 30, 2015, the Company had two pay-fixed receive-variable interest rate swaps, with a total notional amount of $50.0, to hedge against changes in the LIBOR benchmark interest rate on a portion of the Company’s LIBOR-based borrowings. Changes in value that are deemed effective are accumulated in AOCI and reclassified to interest expense when the hedged interest is accrued. To the extent that it becomes probable that the Company’s variable rate borrowings will not occur, the gains or losses on the related cash flow hedges will be reclassified from AOCI to interest expense. The fair value of the Company’s interest rate contracts was $(0.4) and $(1.2) as of September 30, 2015 and December 31, 2014, respectively.
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
FORM 10-Q as of September 30, 2015
Notes to Condensed Consolidated Financial Statements
(unaudited)
(dollars in millions, except per share amounts)

The gain recognized on designated cash flow hedge derivative instruments was $0.3 and $0.4 for the three months ended September 30, 2015 and 2014, respectively, and $0.8 and $0.9 for the nine months ended September 30, 2015 and 2014, respectively. Gains and losses related to interest rate contracts that are reclassified from AOCI are recorded in interest expense on the statements of income. The Company anticipates reclassifying $0.2 from AOCI to interest expense within the next 12 months.
Note 16: Restructuring and Other Charges
Restructuring Charges
The following table summarizes the impact of the Company’s restructuring charges on the condensed consolidated statements of income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Cost of sales – services	$1.6	$0.6	$2.8	$1.4
Cost of sales – products	0.1	—	1.4	0.1
Selling and administrative expense	5.9	0.4	13.1	5.3
Research, development and engineering expense	—	—	0.6	—
Total	$7.6	$1.0	$17.9	$6.8
The following table summarizes the Company’s restructuring charges by reporting segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Severance
North America (NA) (1)	$4.7	$1.0	$9.4	$3.7
Asia Pacific (AP)	0.7	—	0.9	0.3
Europe, Middle East and Africa (EMEA)	—	—	3.0	0.7
Latin America (LA)	2.2	—	4.6	2.1
Total severance	$7.6	$1.0	$17.9	$6.8

(1) NA includes corporate and global restructuring costs
During the first quarter of 2013, the Company announced a multi-year transformation plan. Certain aspects of this plan were previously disclosed under the Company's global realignment plan and global shared services plan. This multi-year transformation focuses on globalizing the Company's service organization and creating a unified center-led global organization for research and development, as well as transforming the Company's general and administrative cost structure. Restructuring charges of $7.6 and $1.0 for the three months ended September 30, 2015 and 2014, respectively, and $17.9 and $6.8 for the nine months ended September 30, 2015 and 2014, respectively, related to the Company's multi-year transformation plan. Restructuring charges for the nine months ended September 30, 2015 consisted primarily of severance costs related to the Company's transformation, business process outsourcing initiative, and executive delayering. As of September 30, 2015, the Company anticipates additional restructuring costs of $3.0 to $4.1 to be incurred through the end of 2015, primarily within LA. As management finalizes certain aspects of the transformation plan, the anticipated future costs related to this plan are subject to change.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2015
Notes to Condensed Consolidated Financial Statements
(unaudited)
(dollars in millions, except per share amounts)

The following table summarizes the Company's cumulative total restructuring costs for the multi-year transformation plan as of September 30, 2015:

	Severance	Other	Total
Cumulative total restructuring costs for the multi-year transformation plan
NA (1)	$71.2	$2.0	$73.2
AP	3.6	0.6	4.2
EMEA	4.7	0.9	5.6
LA	19.0	—	19.0
Total	$98.5	$3.5	$102.0

(1) NA includes corporate and global restructuring costs
The following table summarizes the Company’s restructuring accrual balances and related activity for the nine months ended September 30:

	2015	2014
Balance at January 1	$7.8	$35.3
Liabilities incurred	17.9	6.8
Liabilities paid/settled	(20.1)	(35.9)
Balance at September 30	$5.6	$6.2
Impairment and Other Charges
The Company recorded an impairment related to other intangibles in LA in the second quarter of 2015 and an impairment of $9.1 related to redundant legacy Diebold internally-developed software as a result of the acquisition of Phoenix.
Other charges consist of items that the Company has determined are non-routine in nature and are not expected to recur in future operations. Net non-routine (expense) income of $(4.4) and $(3.6) impacted the three months ended September 30, 2015 and 2014, respectively. Net non-routine (expense) income of $(14.4) and $7.5 impacted the nine months ended September 30, 2015 and 2014, respectively. Non-routine expense for the nine months ended September 30, 2015 is primarily due to legal, indemnification and professional fees related to corporate monitor efforts. Additionally, potential acquisition and divestiture related costs of $2.6 were incurred in the third quarter of 2015 included within selling and administrative expense. Non-routine income for the first nine months of 2014 included a $13.7 pre-tax gain from the sale of Eras, recognized in gain on sale of assets, net in the condensed consolidated statements of income offset by legal, indemnification and professional fees related to corporate monitor efforts.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2015
Notes to Condensed Consolidated Financial Statements
(unaudited)
(dollars in millions, except per share amounts)

Note 17: Fair Value of Assets and Liabilities
Assets and Liabilities Recorded at Fair Value
Assets and liabilities subject to fair value measurement are as follows:

	September 30, 2015			December 31, 2014
		Fair Value Measurements Using			Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Assets
Short-term investments
Certificates of deposit	$99.2	$99.2	$—	$136.7	$136.7	$—
Assets held in rabbi trusts	9.1	9.1	—	9.8	9.8	—
Foreign exchange forward contracts	2.1	—	2.1	2.9	—	2.9
Total	$110.4	$108.3	$2.1	$149.4	$146.5	$2.9
Liabilities
Deferred compensation	$9.1	$9.1	$—	$9.8	$9.8	$—
Foreign exchange forward contracts	—	—	—	1.0	—	1.0
Interest rate swaps	0.4	—	0.4	1.2	—	1.2
Total	$9.5	$9.1	$0.4	$12.0	$9.8	$2.2
The Company uses the end of period when determining the timing of transfers between levels. During the nine months ended September 30, 2015, there were no transfers between levels.
The fair value and carrying value of the Company’s debt instruments are summarized as follows:

	September 30, 2015		December 31, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes payable	$80.9	$80.9	$25.6	$25.6
Long-term debt	620.0	618.3	483.6	479.8
Total debt instruments	$700.9	$699.2	$509.2	$505.4
Note 18: Segment Information
The Company considers its operating structure and the information subject to regular review by its President and Chief Executive Officer, who is the Chief Operating Decision Maker (CODM), to identify reportable operating segments. The CODM makes decisions, allocates resources and assesses performance by the following regions, which are also the Company’s four reportable operating segments: NA, AP, EMEA and LA. The four geographic segments sell and service FSS and security systems around the globe, as well as elections, lottery and information technology solutions in Brazil other, through wholly-owned subsidiaries, majority-owned joint ventures and independent distributors in most major countries. Beginning in the first quarter of 2015, LA and Brazil operations are reported under one single reportable operating segment and comparative periods have been reclassified for consistency. The presentation of comparative periods also reflects the reclassification of certain global expenses from segment operating profit to corporate charges not allocated to segments due to the 2015 realignment activities.
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
FORM 10-Q as of September 30, 2015
Notes to Condensed Consolidated Financial Statements
(unaudited)
(dollars in millions, except per share amounts)

The following tables represent information regarding the Company’s segment information and provides a reconciliation between segment operating profit and the consolidated income before income taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue summary by segment
NA	$361.4	$361.5	$1,092.7	$1,025.0
AP	107.6	135.0	327.5	361.5
EMEA	89.5	99.8	282.4	302.3
LA	122.4	171.7	367.2	501.0
Total revenue	$680.9	$768.0	$2,069.8	$2,189.8

Intersegment revenue
NA	$21.6	$18.0	$66.5	$52.1
AP	22.5	22.1	82.2	69.4
EMEA	18.3	22.8	53.5	42.6
LA	0.2	0.2	0.4	0.4
Total intersegment revenue	$62.6	$63.1	$202.6	$164.5

Segment operating profit
NA	$66.7	$71.2	$208.1	$202.7
AP	14.2	20.8	46.7	50.9
EMEA	11.1	14.4	37.6	47.6
LA	4.8	18.7	21.1	38.9
Total segment operating profit	$96.8	$125.1	$313.5	$340.1

Corporate charges not allocated to segments (1)	(65.2)	(73.8)	(208.4)	(213.6)
Asset impairment charges	—	—	(18.9)	—
Restructuring charges	(7.6)	(1.0)	(17.9)	(6.8)
Net non-routine (expense) income	(4.4)	(3.6)	(14.4)	7.5
	(77.2)	(78.4)	(259.6)	(212.9)
Operating profit	$19.6	$46.7	$53.9	$127.2
Other (expense) income	(2.6)	1.1	(14.4)	(6.5)
Income before taxes	$17.0	$47.8	$39.5	$120.7

(1)
Corporate charges not allocated to segments include headquarter-based costs associated with manufacturing administration, procurement, human resources, finance and accounting, global development/engineering, global strategy/mergers and acquisitions, global information technology, tax, treasury and legal.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Segment depreciation and amortization expense
NA	$3.9	$2.0	$8.1	$7.1
AP	1.7	2.0	5.1	5.8
EMEA	0.9	1.0	2.5	3.1
LA	1.4	3.5	5.3	8.9
Total segment depreciation and amortization expense	7.9	8.5	21.0	24.9
Corporate depreciation and amortization expense	8.1	10.2	28.2	30.5
Total depreciation and amortization expense	$16.0	$18.7	$49.2	$55.4

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2015
Notes to Condensed Consolidated Financial Statements
(unaudited)
(dollars in millions, except per share amounts)

	September 30, 2015	December 31, 2014
Segment property, plant and equipment, at cost
NA	$119.1	$128.8
AP	50.0	46.9
EMEA	35.1	38.2
LA	52.9	78.7
Total segment property, plant and equipment, at cost	$257.1	$292.6
Corporate property plant and equipment, at cost, not allocated to segments	354.2	320.3
Total property, plant and equipment, at cost	$611.3	$612.9
The following table presents information regarding the Company’s revenue by service and product solution:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Financial self-service
Services	$293.3	$310.7	$883.9	$901.8
Products	216.6	239.7	689.3	658.0
Total financial self-service	509.9	550.4	1,573.2	1,559.8
Security
Services	111.1	105.8	324.6	307.9
Products	54.7	52.2	154.8	145.6
Total security	165.8	158.0	479.4	453.5
Total financial self-service and security	675.7	708.4	2,052.6	2,013.3
Brazil other	5.2	59.6	17.2	176.5
	$680.9	$768.0	$2,069.8	$2,189.8

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2015
Notes to Condensed Consolidated Financial Statements
(unaudited)
(dollars in millions, except per share amounts)

Note 19: Subsequent Event
On October 25, 2015, the Company entered into a definitive Asset Purchase Agreement (Purchase Agreement) with a wholly owned subsidiary of Securitas AB (Securitas Electronic Security) to divest its electronic security business located in the United States and Canada for an aggregate purchase price of approximately $350.0 in cash, 10.0 percent of which is contingent and payable over a twelve-month period beginning at closing based on the successful transition of certain customer relationships.
The closing purchase price is subject to a customary working capital adjustment. The Purchase Agreement provides for customary representations, warranties, covenants and agreements, including, among others, that each party will use commercially reasonable efforts to complete the transaction expeditiously.
The closing of the transaction is expected to occur in the first quarter of 2016 subject to the expiration or termination of any waiting period under certain antitrust filings and the satisfaction or waiver of other customary closing conditions.
The Company has also agreed to provide certain transition services to Securitas Electronic Security after the closing, including providing the Securitas Electronic Security a $6.0 credit for such services.

Management's Discussion and Analysis of
Financial Conditions and Results of Operations as of September 30, 2015
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
Introduction
Diebold, Incorporated and its subsidiaries (collectively, the Company) provide the services, software and technology that connect people around the world with their money - bridging the physical and digital worlds of cash conveniently, securely and efficiently. Since its founding in 1859, Diebold has evolved to become a leading provider of exceptional self-service innovation, security and services to financial, retail, commercial and other markets. The Company has approximately 16,000 employees with business in more than 90 countries worldwide. The Company continues to execute its multi-year transformation, Diebold 2.0, with the primary objective of transforming the Company into a world-class, services-led and software-enabled Company, supported by innovative hardware, which automates the way people connect with their money.
Diebold 2.0 consists of four pillars:

•	Cost - Streamline the cost structure and improve near-term delivery and execution.

•
Cash - Generate increased free cash flow in order to fund the investments necessary to drive profitable growth, while preserving the ability to return value to shareholders in the form of reliable dividends and, as appropriate, share repurchases.

•	Talent - Attract and retain the talent necessary to drive innovation and the focused execution of the transformation strategy.

•	Growth - Return the Company to a sustainable, profitable growth trajectory.
The Company is committed to its multi-year transformation plan that is expected to occur in three phases: 1) Crawl, 2) Walk, and 3) Run. As part of the transformation, Diebold has identified targeted savings of $200.0 that are expected to be fully realized by the end of 2017 and plans to reinvest approximately 50 percent of the cost savings to drive long-term growth. During the “Crawl” phase, the Company was primarily focused on taking cost out of the business and reallocating a portion of these savings as reinvestments in systems and processes. The Company engaged Accenture LLP (Accenture) in a multi-year outsourcing agreement to provide finance and accounting and procurement business process services. Cost savings, along with working capital improvements, resulted in significantly more free cash flow. With respect to talent, the Company attracted new leaders from top technology and services companies. Through increased collaboration with customers, the Company has also improved its growth trajectories in its Financial Self-Service (FSS) and Security businesses.
During the second half of 2015, the Company transitioned into the “Walk” phase of Diebold 2.0 whereby the Company will continue to build on each pillar of cost, cash, talent and growth. The main difference in the "Walk" phase will be a greater emphasis on increasing the mix of revenue from services and software, as well as shaping the Company’s portfolio of businesses. As it relates to increasing the mix of services and software, the Company has recently sharpened its focus on pursuing and winning multi-vendor services contracts in North America to further diversify its portfolio of services offerings. The total number of non-Diebold automated teller machines (ATMs) signed under contract this year is more than 11,000, which gives the Company a solid platform for future growth. For the software business, the recent acquisition of Phoenix Interactive Design, Inc. (Phoenix) has significantly enhanced the Company’s ability to capture more of the dynamic self-service market. The integration of Phoenix is tracking to plan and all of Diebold’s global software activities are being coordinated through the new development center in London, Ontario.
As it relates to shaping the portfolio of businesses, the Company’s announcements subsequent to the third quarter are consistent with its strategy of transforming into a world-class services-led, software-enabled Company, supported by innovative hardware. On October 25, 2015, the Company announced it entered into a definitive asset purchase agreement to divest its North America-based electronic security business for an aggregate purchase price of approximately $350.0 in cash. Based on the successful transition of certain customer relationships, 10.0 percent of the purchase price is contingent and payable over a twelve-month period after closing. The Company has also agreed to provide certain transition services for a $6.0 credit. The sale is subject to regulatory approvals and customary closing conditions, and is expected to be completed during the first quarter of 2016. Additionally, the Company is narrowing its scope in the Brazil other business to primarily focus on lottery and elections to help rationalize our solution set in that market. These decisions enable the Company to refocus its resources and better position itself to pursue growth opportunities in the dynamic self-service industry. On October 17, 2015 the Company disclosed that it entered into a non-binding term sheet agreement with Paderborn, Germany-based Wincor Nixdorf regarding the key parameters of a potential strategic business combination. Entry into a definitive agreement is still subject to material conditions, including the satisfactory completion of due diligence by both parties. There can be no assurance that any binding agreement will be reached.

Management's Discussion and Analysis of
Financial Conditions and Results of Operations as of September 30, 2015
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

Solutions
Diebold is a leader in managed and maintenance services with a dedicated service network serving our customers across the globe. The combination of Diebold’s differentiated security, remote management and highly-trained field technicians has made Diebold the preferred choice for current and emerging self-service solutions. Through managed services, banks entrust the management of their ATM and security operations to Diebold, allowing their associates to focus on core competencies. Furthermore, the Company's managed services provides banks and credit unions with the leading-edge technology they need to stay competitive in the marketplace. In North America, Diebold is a leading ATM services provider to financial institutions with over 85,000 ATMs under maintenance contracts and 28,000 managed ATMs.
A significant demand driver in the global ATM marketplace is branch automation. The concept is to help financial institutions reduce their costs by migrating routine transactions, typically done inside the branch, to lower-cost automated channels, while also growing revenue, and adding convenience and security for the banks' customers. Diebold serves as a strategic partner to its customers by offering a complete branch automation solution - services, software and technology - that addresses the complete value chain of consult, design, build and operate. Diebold's Advisory Services team collaborates with our clients to help define the ideal customer experience, modify processes, refine existing staffing models and deploy technology to meet branch automation objectives. The Diebold 9900 in-lobby teller terminal (ILT) provides branch automation technology by combining the speed and accuracy of a self-service terminal with intelligence from the bank’s core systems, as well as the ability to complete higher value transactions away from the teller line.
The Company also offers hardware-agnostic, omni-channel software solutions for ATMs and a host of other self-service applications. These offerings include highly configurable, enterprise-wide software that automates and migrates financial services across channels, changing the way financial products are delivered to consumers.
Mobile integration is an emerging trend in branch automation, as consumers look for more convenient ways to interact with their financial institutions. To address this need, Diebold offers its innovative Mobile Cash Access software solution, which enables consumers to initiate ATM transactions with a mobile device. By eliminating the need for an ATM card, Mobile Cash Access dramatically speeds up transaction time and reduces the risk of card skimming, fraud and theft since sensitive customer information is never stored on the mobile device and is passed to the ATM via a secure VPN connection. Diebold has demonstrated success with this solution in North America (NA) and Europe, Middle East and Africa (EMEA).
As part of its branch automation solution, Diebold offers two-way video capabilities. The solution provides consumers with on-demand access to bank call center representatives at the ATM for sales or bank account maintenance support. In addition to delivering a personal touch outside of regular business hours, it ultimately assists financial institutions by maximizing operational efficiencies, improving the consumer experience and enhancing the overall consumer relationship.
An innovation that enhances security for customers is Diebold’s ActivEdge™ secure card reader. This is the ATM industry's first complete anti-skimming, EMV compliant card reader that prevents all known forms of skimming, the most prevalent type of ATM crime. ActivEdge™ can assist financial institutions avoid skimming-related fraud losses which, according to the ATM Industry Association, totals more than $2 billion annually worldwide. ActivEdge™ requires users to insert cards into the reader via the long edge, instead of the traditional short edge. The Company believes by shifting a card's angle 90 degrees, ActivEdge™ prevents modern skimming devices from reading the card's full magnetic strip, eliminating the devices' ability to steal card data.
The Company’s SecureStat® online security management tool streamlines how customers manage their security operations. At the core of the solution is a personalized dashboard that provides a snapshot of a user's entire security platform, including locations, security systems and devices. SecureStat® can unify security services and disparate systems, while providing a single interface for real-time administration of security operations across an enterprise.
The Company will continue to invest in developing new services, software and security solutions that align with the needs of its customers. During the third quarter, Diebold added its high-performance cash-dispensing and full-function ATM models to its self-service platform. Over the past year, Diebold has unveiled three new lines of ATMs-standard market, extended branch and the high-performance line, which are designed to meet specific market and branch needs for customers.
Business Drivers
The business drivers of the Company's future performance include, but are not limited to:

•	demand for services and software, including managed services and professional services;

•	timing of self-service equipment upgrades and/or replacement cycles;

•	demand for products and solutions related to bank branch automation opportunities;

Management's Discussion and Analysis of
Financial Conditions and Results of Operations as of September 30, 2015
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
On March 13, 2015, the Company acquired all of the equity interests of Phoenix for a total purchase price of approximately $72.9, including $12.6 of deferred cash payment payable over the next three years. Acquiring Phoenix, a world leader in developing innovative multi-vendor software solutions for ATMs and a host of other FSS applications, is a foundational move to accelerate the Company’s growth in the fast-growing managed services and branch automation spaces. The results of operations for Phoenix are primarily included in the NA reportable operating segment within the Company's condensed consolidated financial statements from the date of the acquisition. Preliminary purchase price allocations are subject to further adjustment until all pertinent information regarding the assets acquired and liabilities assumed are fully evaluated.
As of March 31, 2015, the Company agreed to sell its equity interest in its Venezuela joint venture to its joint venture partner and recorded a $10.3 impairment of assets in the first quarter of 2015. On April 29, 2015, the Company closed the sale for the estimated fair market value and recorded a $1.0 reversal of impairment of assets based on final adjustments in the second quarter of 2015, resulting in a $9.3 impairment of assets for the nine months ended September 30, 2015. The Company no longer has a consolidating entity in Venezuela but will continue to operate in Venezuela on an indirect basis.
Prior to the sale, the Company's Venezuela operations consisted of a fifty-percent owned subsidiary, which was consolidated. Venezuela was measured using the U.S. dollar as its functional currency because its economy is considered highly inflationary. On March 24, 2014, the Venezuela government announced a currency exchange mechanism, SICAD 2, which yielded an exchange rate significantly higher than the rates established through the other regulated exchange mechanisms. As of March 31, 2014, management determined it was unlikely the Company would be able to convert bolivars under a currency exchange other than SICAD 2 and the Company remeasured its Venezuela balance sheet using the SICAD 2 rate of 50.86 compared to the previous official government rate of 6.30, which resulted in a decrease of $6.1 to the Company’s cash balance and net losses of $12.1 that were recorded within foreign exchange gain (loss), net in the condensed consolidated statements of operations in the first quarter of 2014. As a result of the currency devaluation, the Company recorded a $4.1 lower of cost or market adjustment related to its service inventory within service cost of sales in the condensed consolidated statements of operations in the first quarter of 2014. On February 10, 2015, the Venezuela government introduced a new foreign currency exchange platform called the Marginal Currency System, or SIMADI, which replaced the SICAD 2 mechanism, yielding another significant increase in the exchange rate. As of March 31, 2015, management determined it was unlikely that the Company would be able to convert bolivars under a currency exchange other than SIMADI and remeasured its Venezuela balance sheet using the SIMADI rate of 192.95 compared to the previous SICAD 2 rate of 50.86, which resulted in a loss of $7.5 recorded within foreign exchange gain (loss), net in the condensed consolidated statements of operations in the first quarter of 2015.
In the second quarter of 2014, the Company divested Eras for a sale price of $20.0, including installment payments of $1.0 on the first and second year anniversary dates of the closing. This sale resulted in a gain of $13.7 recognized within gain on sale of assets, net in the condensed consolidated statement of operations. Revenue and operating profit in the nine months ended September 30, 2014 related to this divested subsidiary were $6.0 and $3.0, respectively, and are included within the NA segment. Net income before taxes related to this divested subsidiary is included in continuing operations and was $3.0 for the nine months ended September 30, 2014. There was no impact of Eras on the three months ended September 30, 2014.
In the third quarter of 2014, the Company acquired 100 percent of the equity interests of Cryptera A/S (Cryptera), a supplier of the Company's encrypting PIN pad technology and a world leader in the research and development of secure payment technologies. This acquisition positioned the Company as a significant original equipment manufacturer of secure payment technologies and allowed the Company to own more of the intellectual property related to its ATMs. The total purchase price was approximately $13.0, including a 10 percent deferred cash payment payable on the first anniversary of the acquisition. The results of operations for Cryptera are included in the EMEA segment within the Company's condensed consolidated financial statements from the date of the acquisition.

Management's Discussion and Analysis of
Financial Conditions and Results of Operations as of September 30, 2015
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

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2015		2014		2015		2014
	Dollars	% of Net sales	Dollars	% of Net sales	Dollars	% of Net sales	Dollars	% of Net sales
Net sales	$680.9	100.0	$768.0	100.0	$2,069.8	100.0	$2,189.8	100.0
Gross profit	$167.3	24.6	$200.6	26.1	$530.1	25.6	$551.5	25.2
Operating expenses	$147.7	21.7	$153.9	20.0	$476.2	23.0	$424.3	19.4
Operating profit	$19.6	2.9	$46.7	6.1	$53.9	2.6	$127.2	5.8
Net income	$22.9	3.4	$35.0	4.6	$41.2	2.0	$83.0	3.8
Net income (loss) attributable to noncontrolling interests	$1.2	0.2	$1.9	0.2	$0.1	—	$(1.5)	(0.1)
Net income attributable to Diebold, Incorporated	$21.7	3.2	$33.1	4.3	$41.1	2.0	$84.5	3.9
Net Sales
The following table represents information regarding our net sales:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2015	2014	% Change	2015	2014	% Change
Financial self-service	$509.9	$550.4	(7.4)	$1,573.2	$1,559.8	0.9
Security	165.8	158.0	4.9	479.4	453.5	5.7
Brazil other	5.2	59.6	(91.3)	17.2	176.5	(90.3)
Total revenue	$680.9	$768.0	(11.3)	$2,069.8	$2,189.8	(5.5)
FSS sales in the third quarter of 2015 decreased $40.5 or 7.4 percent compared to the same period of 2014, including net unfavorable currency impact of $44.4 or 8.1 percent. FSS sales in the first nine months of 2015 increased $13.4 or 0.9 percent compared to the same period of 2014, including net unfavorable currency impact of $109.4 or 7.0 percent. The unfavorable currency impacts in the three and nine months ended September 30, 2015 were related mainly to the Brazil real and euro. The following results include the impact of foreign currency:

•
NA FSS sales in the three months ended September 30, 2015 decreased $10.6 or 4.8 percent compared to the prior year period principally from lower product revenue in the U.S. regional bank space. FSS sales in the nine months ended September 30, 2015 compared to the same period of 2014 increased $41.3 or 6.6 percent primarily due to higher volume in Canada from a large deposit automation upgrade project that began in the third quarter of 2014 in conjunction with the benefit of the Phoenix acquisition partially offset by lower product revenue within the U.S. national bank business.

•
Asia Pacific (AP) FSS sales in the three and nine months ended September 30, 2015 decreased $21.7 and $30.8 or 17.1 and 8.9 percent, respectively, compared to the prior year periods. Unfavorable currency impact of $6.6 and $10.9 negatively influenced the three and nine month periods, respectively. In addition, the decreases in both time periods of 2015 were largely attributable to a decline in product revenue stemming from lower volume primarily in China, where the government is encouraging banks to increase their use of domestic ATM suppliers. The decline in the nine months ended September 30, 2015 was partially offset by service revenue growth across most countries in the region due in part to higher professional service volume.

Management's Discussion and Analysis of
Financial Conditions and Results of Operations as of September 30, 2015
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

•
EMEA FSS sales in the three and nine months ended September 30, 2015 decreased $10.4 and $19.9 or 10.4 and 6.6 percent, respectively, compared to the prior year periods. Unfavorable currency impact of $16.4 and $50.4 adversely impacted the three and nine months ended September 30, 2015, respectively, principally driven by the weakening of the euro. Excluding the impact of foreign currency, the third quarter of 2015 increased $6.0 primarily due to higher sales in the Middle East and Western Europe partially offset by lower volume in Africa distributors and South Africa. The nine months ended September 30, 2015, excluding the aforementioned unfavorable currency impact, increased $30.5 from higher product and parts volume in the Middle East and the benefit of the Cryptera acquisition partially offset by lower revenue in Western Europe.

•
LA FSS sales in the three and nine months ended September 30, 2015 increased $2.3 and $22.8 or 2.3 and 8.0 percent, respectively, compared to the prior year periods. The primary growth contributor in both time periods was higher volume in Mexico from customers refreshing their existing install base and an increase in Colombia. Additionally, the nine month period benefited from volume increases in other countries, particularly in Brazil on a constant currency basis. Conversely, the three and nine months ended September 30, 2015 were adversely influenced by unfavorable currency impact in Brazil of $19.2 and $44.3, respectively. The nine months ended September 30, 2015 was also negatively impacted by lower service revenue in Venezuela as a result of the currency devaluation in the first quarter of 2015 and the subsequent sale of the Company’s equity interest in the joint venture.

Security sales in the three and nine months ended September 30, 2015 increased $7.7 and $25.9 or 4.9 percent and 5.7 percent, respectively, compared to the same periods in 2014 due to growth in the electronic security business, which was partially offset by unfavorable currency impact and a slight decline in the physical security business. NA was the catalyst for the security revenue improvement in the three and nine months ended September 30, 2015 as the region increased $10.5 and $26.5 or 7.6 and 6.6 percent, respectively.

Brazil other sales in the three and nine months ended September 30, 2015 include unfavorable currency impact of $21.5 and $46.5, respectively. The three and nine months ended September 30, 2015 decreased due to a reduction in lottery sales compared to the same prior year periods. In addition, the nine months ended September 30, 2015 decreased from deliveries of information technology (IT) equipment to the Brazilian education ministry in the prior year. Market-specific economic and political factors continue to weigh on the purchasing environment driving lower volume in the country.

Incremental net sales from acquisitions, net of divestitures, for the three and nine months ended September 30, 2015 compared to the same periods in 2014 was $0.3 and $8.8, respectively.

Gross Profit
The following table represents information regarding our gross profit:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2015	2014	% Change	2015	2014	% Change
Gross profit - services	$121.9	$126.2	(3.4)	$372.3	$360.5	3.3
Gross profit - products	45.4	74.4	(39.0)	157.8	191.0	(17.4)
Total gross profit	$167.3	$200.6	(16.6)	$530.1	$551.5	(3.9)

Gross margin – services	30.1%	30.3%		30.8%	29.8%
Gross margin – products	16.4%	21.2%		18.3%	19.5%
Total gross margin	24.6%	26.1%		25.6%	25.2%
Service gross margin for the three months ended September 30, 2015 was relatively flat while the nine months ended September 30, 2015 improved over the prior year mainly due to broad-based improvements as a result of our service transformation efforts and improved mix of services. LA service gross margin in the nine months ended September 30, 2015 increased principally due to a lower of cost or market adjustment of $4.1 in the first quarter of 2014 as a result of the Venezuela currency devaluation. Service gross profit included restructuring charges of $1.6 and $0.6 in the three months ended September 30, 2015 and 2014, respectively, and $2.8 and $1.4 in the nine months ended September 30, 2015 and 2014, respectively.

Management's Discussion and Analysis of
Financial Conditions and Results of Operations as of September 30, 2015
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

The decrease in product gross margin for the three and nine months ended September 30, 2015 compared to the same periods in 2014 was mainly due to an unfavorable blend of country revenue and product solution mix. In addition, product gross margin in both time periods of 2015 was adversely impacted by $4.7 of inventory reserves related to the cancellation of certain projects in connection with the current Brazilian economic and political environment. Product gross profit included total restructuring charges and non-routine expenses of $0.4 and $2.2 in the three and nine months ended September 30, 2015, respectively, and minimal impact in the three and nine months ended September 30, 2014.

Incremental gross profit from acquisitions, net of divestitures, for the three and nine months ended September 30, 2015 compared to the same periods in 2014 was $0.8 and $11.7, respectively.

Operating Expenses
The following table represents information regarding our operating expenses:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2015	2014	% Change	2015	2014	% Change
Selling and administrative expense	$127.6	$129.9	(1.8)	$392.5	$371.2	5.7
Research, development and engineering expense	20.0	24.5	(18.4)	66.2	66.2	—
Impairment of assets	—	—	N/M	18.9	—	N/M
Loss (gain) on sale of assets, net	0.1	(0.5)	N/M	(1.4)	(13.1)	89.3
Total operating expenses	$147.7	$153.9	(4.0)	$476.2	$424.3	12.2
The decrease in selling and administrative expense in the three months ended September 30, 2015 compared to the same period of 2014 primarily resulted from favorable currency impact and lower operational spend. These benefits were partially offset by higher total restructuring and non-routine charges and an increase in the bad debt reserve of $4.6 in the third quarter of 2015 related to the cancellation of a previously awarded government contract in connection with the current Brazilian economic and political environment. Selling and administrative expense in the nine months ended September 30, 2015 increased compared to the same prior year period as a result of higher operational spend from the Company's reinvesting of savings into transformation initiatives and the aforementioned increases in bad debt reserve, restructuring and non-routine charges. These were partially offset by the favorable impact from foreign currency. The impact from acquisitions, net of divestitures, was an increase in selling and administrative expense of $3.6 and $8.4 for the three and nine months ended September 30, 2015 compared to the same periods of 2014.

Selling and administrative expense included non-routine expenses of $4.0 and $3.6 in the three months ended September 30, 2015 and 2014, respectively, and $13.5 and $6.2 in the nine months ended September 30, 2015 and 2014, respectively. The primary component of the non-routine expenses in both years pertained to legal, indemnification and professional fees related to corporate monitor efforts. Additionally, potential acquisition and divestiture related costs of $2.6 were incurred in the third quarter of 2015. Selling and administrative expense included restructuring charges of $5.9 and $0.4 in the three months ended September 30, 2015 and 2014, respectively, and $13.1 and $5.3 in the nine months ended September 30, 2015 and 2014, respectively. Restructuring charges in 2015 and 2014 consisted of the Company's transformation and business process outsourcing initiative. There were additional costs in 2015 associated with executive delayering.

Research, development and engineering expense as a percent of net sales in the three and nine months ended September 30, 2015 were 2.9 percent and 3.2 percent, respectively, compared with the same periods in 2014, which were 3.2 percent and 3.0 percent, respectively. The spend decrease in the three months ended September 30, 2015 was mainly due to higher labor and material costs incurred in the third quarter of 2014 as a result of activity related to the launch of new ATM models and enhanced modules. The nine months ended September 30, 2015 was flat to prior year as incremental expense associated with acquisitions of $3.0 was offset primarily by favorable currency impact.

As of March 31, 2015, the Company agreed to sell its equity interest in its Venezuela joint venture to its joint venture partner and recorded a $10.3 impairment of assets in the first quarter of 2015. On April 29, 2015, the Company closed the sale for the estimated fair market value and recorded a $1.0 reversal of impairment of assets based on final adjustments in the second quarter of 2015,

Management's Discussion and Analysis of
Financial Conditions and Results of Operations as of September 30, 2015
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

resulting in a $9.3 impairment of assets for the nine months ended September 30, 2015. The Company no longer has a consolidating entity in Venezuela but will continue to operate in Venezuela on an indirect basis. Additionally, the Company recorded an impairment related to other intangibles in LA in the second quarter of 2015 and an impairment of $9.1 related to redundant legacy Diebold internally-developed software as a result of the acquisition of Phoenix in the first quarter of 2015.

The gain on sale of assets in the nine months ended September 30, 2015 was primarily due to the sale of a building in NA. During the second quarter of 2014, the Company divested its Eras subsidiary, resulting in a gain on sale of assets of $13.7.

Operating Profit
The following table represents information regarding our operating profit:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2015	2014	% Change	2015	2014	% Change
Operating profit	$19.6	$46.7	(58.0)	$53.9	$127.2	(57.6)
Operating profit margin	2.9%	6.1%		2.6%	5.8%
The decrease in operating profit for the three months ended September 30, 2015 compared to the same period in 2014 was driven by a decline in revenue and gross profit associated with Brazil other solutions and China, where the government is encouraging banks to increase the use of domestic ATM suppliers. This was partially offset by lower operating expenses in the period.

The decrease in operating profit for the nine months ended September 30, 2015 compared to the same period in 2014 was mainly due to lower product revenue and higher net non-routine and restructuring charges, inclusive of impairment of assets and gain on sales of assets, partially offset by an improvement in service margin.

Other Income (Expense)
The following table represents information regarding our other (expense) income, net:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2015	2014	% Change	2015	2014	% Change
Investment income	$5.9	$7.9	(25.3)	$20.6	$26.6	(22.6)
Interest expense	(8.5)	(8.3)	(2.4)	(24.1)	(23.1)	(4.3)
Foreign exchange gain (loss), net	1.3	1.0	30.0	(9.2)	(10.4)	11.5
Miscellaneous, net	(1.3)	0.5	N/M	(1.7)	0.4	N/M
Other (expense) income, net	$(2.6)	$1.1	N/M	$(14.4)	$(6.5)	N/M
The decrease in investment income in both the three and nine months ended September 30, 2015, compared with the same periods in 2014, was driven primarily by unfavorable currency impact in Brazil. The foreign exchange gain (loss), net for the first nine months of 2015 and 2014 included $7.5 and $12.1, respectively, related to the devaluation of Venezuela currency.

Management's Discussion and Analysis of
Financial Conditions and Results of Operations as of September 30, 2015
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

Net Income
The following table represents information regarding our net income:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2015	2014	% Change	2015	2014	% Change
Net income	$22.9	$35.0	(34.6)	$41.2	$83.0	(50.4)
Percent of net sales	3.4%	4.6%		2.0%	3.8%
Effective tax rate	(34.7)%	26.8%		(4.3)%	31.2%
The tax rate benefit for the three and nine months ended September 30, 2015 resulted from the repatriation of foreign earnings and the associated recognition of foreign tax credits and releases of uncertain tax positions due to the expiration of the statute of limitations. Additionally, the tax rate benefit for the nine months ended September 30, 2015 included the release of a valuation allowance and discrete tax items resulting from the sale of its Venezuela joint venture recorded primarily in the first quarter. The tax rate for the three months and nine months ended September 30, 2014 reflected the release of valuation allowance against excess capital losses utilized. Additionally, the tax rate for the nine months ended September 30, 2014 was negatively impacted by discrete tax expense on the repatriation of certain foreign earnings recorded in the first quarter of 2014.

Segment Revenue and Operating Profit Summary
The following tables represent information regarding our revenue and operating profit by reporting segment:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
North America	2015	2014	% Change	2015	2014	% Change
Revenue	$361.4	$361.5	—	$1,092.7	$1,025.0	6.6
Segment operating profit	$66.7	$71.2	(6.3)	$208.1	$202.7	2.7
Segment operating profit margin	18.5%	19.7%		19.0%	19.8%
NA revenue in the three months ended September 30, 2015 was flat to the prior year period as sustained growth in the electronic security business was offset by lower product revenue in the U.S. regional FSS business. Revenue in the nine months ended September 30, 2015 also benefited from electronic security growth in addition to higher volume in Canada from a deposit automation upgrade project that began in the third quarter of 2014. Operating profit decreased in the third quarter of 2015 principally due to an increase in operating expense supporting our transformation efforts. Operating profit in the nine months ended September 30, 2015 increased in comparison to the prior year period as a function of the aforementioned higher revenue offset by an increase in operating expense supporting our transformation efforts which negatively impacted operating profit margin.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Asia Pacific	2015	2014	% Change	2015	2014	% Change
Revenue	$107.6	$135.0	(20.3)	$327.5	$361.5	(9.4)
Segment operating profit	$14.2	$20.8	(31.7)	$46.7	$50.9	(8.3)
Segment operating profit margin	13.2%	15.4%		14.3%	14.1%
AP revenue in the three and nine months ended September 30, 2015 decreased from the prior year comparable periods mainly as a result of a decline in product revenue stemming from lower volume particularly in China, where the government is encouraging banks to increase their use of domestic ATM suppliers. AP revenue for the three and nine months ended September 30, 2015 was also adversely impacted by unfavorable currency of $7.4 and $11.9, respectively. The decline in the nine months ended September 30, 2015 was partially offset by service revenue growth across most countries in the region due in part to higher professional service volume. Operating profit in the three months ended September 30, 2015 compared to the same period of 2014 decreased from a combination of lower product volume and a decline in service gross profit. Operating profit in the nine months ended September 30, 2015 compared to the prior year decreased as a result of lower product volume and higher operating expenses partially offset by higher margin service revenue.

Management's Discussion and Analysis of
Financial Conditions and Results of Operations as of September 30, 2015
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Europe, Middle East and Africa	2015	2014	% Change	2015	2014	% Change
Revenue	$89.5	$99.8	(10.3)	$282.4	$302.3	(6.6)
Segment operating profit	$11.1	$14.4	(22.9)	$37.6	$47.6	(21.0)
Segment operating profit margin	12.4%	14.4%		13.3%	15.7%
EMEA revenue in the three and nine months ended September 30, 2015 decreased compared to the prior year period largely due to unfavorable currency impact of $16.4 and $50.4, respectively. Excluding the impact from foreign currency, the increase of $6.1 in the three months ended September 30, 2015 compared to the same period in 2014 was driven by higher parts sales and product volume in the Middle East as well as higher revenue in Western Europe, partially offset by lower volume in Africa distributors and South Africa. Excluding the impact from foreign currency, the increase of $30.5 in the nine months ended September 30, 2015 compared to the same prior year period was driven by higher product volume and service parts sales in the Middle East as well as the benefit of the Cryptera acquisition offset in part by lower revenue in Western Europe. Operating profit declined in both time periods mainly due to the aforementioned unfavorable currency impact. In addition, the three months ended September 30, 2015 was negatively affected by revenue mix across the region while the nine months ended September 30, 2015 was negatively impacted by higher operating expenses due in part to incremental expense from the Cryptera acquisition.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Latin America	2015	2014	% Change	2015	2014	% Change
Revenue	$122.4	$171.7	(28.7)	$367.2	$501.0	(26.7)
Segment operating profit	$4.8	$18.7	(74.3)	$21.1	$38.9	(45.8)
Segment operating profit margin	3.9%	10.9%		5.7%	7.8%
LA revenue decreased in the three and nine months ended September 30, 2015 compared to the same periods of 2014 due to unfavorable currency impact of $42.0 and $94.2, respectively, and market-specific economic and political factors in Brazil affecting the purchasing environment thereby driving lower Brazil other volume. In addition, revenue in the first nine months of 2015 declined due to deliveries of IT equipment to a Brazil education ministry in the prior year. These declines were partially offset by FSS revenue growth in both time periods, particularly in Mexico, and to a lesser extent higher electronic security revenue.

Operating profit in the three and nine months ended September 30, 2015 decreased from lower product volume combined with a decrease in product margin resulting in part from unfavorable country revenue and product mix. In addition, both time periods were unfavorably impacted by $4.6 and $4.7 in bad debt and inventory reserve increases, respectively. These increases primarily related to the cancellation of a previously awarded government contract in connection with the current Brazilian economic and political environment. Conversely, operating profit in three and nine months ended September 30, 2015 benefited from lower operating expense largely due to favorable currency impact while the nine months ended September 30, 2014 was unfavorably impacted by a lower of cost or market adjustment of $4.1 in the first quarter of 2014 as a result of the Venezuela currency devaluation.

Refer to note 18 to the condensed consolidated financial statements for further details of segment revenue and operating profit.
Liquidity and Capital Resources
The Company's total cash and cash availability as of September 30, 2015 and December 31, 2014 was as follows:

	September 30, 2015	December 31, 2014
Cash and cash equivalents	$198.5	$322.0
Additional cash availability from
Short-term uncommitted lines of credit	50.6	115.2
Revolving credit facility	348.9	280.0
Short-term investments	99.2	136.7
Total cash and cash availability	$697.2	$853.9
Capital resources are obtained from income retained in the business, borrowings under the Company’s senior notes, committed and uncommitted credit facilities, long-term industrial revenue bonds and operating and capital leasing arrangements. For $175.0

Management's Discussion and Analysis of
Financial Conditions and Results of Operations as of September 30, 2015
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

of the Company's senior notes maturing in March 2016, management intends to fund the repayment through its revolving credit facility. Management expects that the Company’s capital resources will be sufficient to finance planned working capital needs, research and development activities, investments in facilities or equipment, pension contributions, the payment of dividends on the Company’s common shares and any repurchases of the Company’s common shares for at least the next 12 months. As of September 30, 2015, $284.2 or 95.5 percent of the Company's cash and cash equivalents and short-term investments reside in international tax jurisdictions. Repatriation of these funds could be negatively impacted by potential payments for foreign and domestic taxes. The Company has $138.3 that is available for repatriation with no additional tax expense as the Company has already provided for such taxes. Part of the Company’s growth strategy is to pursue strategic acquisitions. The Company has made acquisitions in the past and intends to make acquisitions in the future. The Company intends to finance any future acquisitions with either cash and short-term investments, cash provided from operations, borrowings under available credit facilities, proceeds from debt or equity offerings and/or the issuance of common shares.
The following table summarizes the results of our condensed consolidated statement of cash flows for the nine months ended September 30:

Net cash flow (used in) provided by:	2015	2014
Operating activities	$(120.1)	$(110.7)
Investing activities	(105.8)	65.0
Financing activities	133.4	69.4
Effect of exchange rate changes on cash and cash equivalents	(31.0)	(14.0)
Net (decrease) increase in cash and cash equivalents	$(123.5)	$9.7
Operating Activities
Cash flows from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments for income taxes, restructuring activities, pension funding and other items impact reported cash flows.

Net cash used in operating activities was $120.1 for the nine months ended September 30, 2015, an increase of $9.4 from $110.7 for the same period in 2014.

•
The aggregate of trade accounts receivable, inventories and accounts payable used $160.4 in operating cash flows during the nine months ended September 30, 2015, compared to $233.4 used in the same period of 2014. In general, the amount of cash flow provided or used by the aggregate of trade accounts receivable, inventories and trade accounts payable depends upon how effectively the Company manages the cash conversion cycle, which effectively represents the number of days that elapse from the day it pays for the purchase of raw materials and components to the collection of cash from its customers and can be significantly impacted by the timing of collections and payments in a period. Accounts receivable is higher due to an increase from invoicing at the end of the quarter compared to the prior year. Inventory and accounts payable were relatively consistent year over year; however, during 2014 the Company increased inventory and accounts payable in order to meet demand primarily from the Brazil other business.

•
The aggregate of the other certain assets and liabilities used $85.7 million of operating cash during the nine months ended September 30, 2015, compared to $30.4 provided in the same period of 2014. The decrease in deferred revenue is due to higher installations when compared to advanced payments received. Additionally, the timing of cash payments for income taxes offset by payments of various employee-related liabilities drove the majority of this change.

•
Net income for the nine months ended September 30, 2015 decreased $41.8 which is primarily attributable to the $18.9 impairment of assets, the adverse impact of foreign currency compared to the same period of 2014, and the gain on sale of assets of $13.7 in the second quarter of 2014 which resulted from the Company's divestiture of its Eras subsidiary. The impairment of assets related to the sale of the Company's equity interest in Venezuela as well as impairment of redundant legacy Diebold internally-developed software as a result of the acquisition of Phoenix, both primarily in the first quarter of 2015.

Investing Activities
Net cash used in investing activities was $105.8 for the nine months ended September 30, 2015 compared to net cash provided by investing activities of $65.0 for the same period in 2014. The $170.8 change was primarily related to a decrease in proceeds from

Management's Discussion and Analysis of
Financial Conditions and Results of Operations as of September 30, 2015
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

investing activities related to investments, the acquisition of Phoenix in March 2015 for a cash payment of $59.4, less cash acquired, and a decrease in the proceeds from the sale of assets. In the first nine months of 2015, the proceeds from the sale of assets of $5.5 were primarily due to the sale of a building in NA and a deferred payment for the sale of Eras. In the first nine months of 2014, the proceeds from the sale of assets of $17.7 were primarily due to the sale of Eras.
Financing Activities
Net cash provided by financing activities was $133.4 for the nine months ended September 30, 2015 compared to net cash provided by financing activities of $69.4 for the same period in 2014. The change was primarily due to a year over year increase of $74.5 in debt borrowings, net of repayments, offset by a decrease of $11.0 in issuances of common shares related to share-based compensation activity. The increase in debt borrowings was used to fund working capital and the acquisition of Phoenix.
Effect of exchange rate changes on cash and cash equivalents was negatively impacted by $9.5 and $6.1 related to the currency devaluation in Venezuela for the nine months ended September 30, 2015 and 2014, respectively.
As of September 30, 2015, the Company had various international short-term uncommitted lines of credit with borrowing limits of $119.0. The weighted-average interest rate on outstanding borrowings on the short-term uncommitted lines of credit as of September 30, 2015 and December 31, 2014 was 2.95 percent and 2.96 percent, respectively. Short-term uncommitted lines of credit mature in less than one year. The amount available under the short-term uncommitted lines of credit at September 30, 2015 was $50.6.
In June 2015, the Company entered into a Second Amendment to the Credit Agreement (Second Amendment), which provides for a term loan in the aggregate principal amount of $230.0 with escalating quarterly principal payments and a balloon payment due upon maturity in August 2019. The weighted-average interest rate on the term loan as of September 30, 2015 was 1.75 percent, which is variable based on the London Interbank Offered Rate (LIBOR). The Second Amendment replaced the net debt to net capitalization financial covenant with a net debt to earnings before interest, taxes, depreciation and amortization (EBITDA) financial covenant and, accordingly, modified the facility fee and interest rate pricing schedules. The Credit Agreement continues to provide a revolving credit facility with availability of up to $520.0. The Company has the ability, subject to various approvals, to increase the borrowing limits by $250.0. In August 2014, the Company entered into the First Amendment to the Credit Agreement and Guaranty (First Amendment), which increased its borrowing limits under the revolving credit facility from $500.0 to $520.0. The First Amendment also extended the maturity date of the revolving credit facility to August 2019. Up to $50.0 of the revolving credit facility is available under a swing line sub-facility. The weighted-average interest rate on outstanding revolving credit facility borrowings as of September 30, 2015 and December 31, 2014 was 1.57 percent and 1.69 percent, respectively, which is variable based on the LIBOR. The amount available under the revolving credit facility as of September 30, 2015 was $348.9. The Company incurred $0.7 of fees related to the Second Amendment in June 2015, which are amortized as a component of interest expense over the term of the facility. The Company incurred $1.4 of fees related to the First Amendment in the third quarter of 2014, which are amortized as a component of interest expense over the term of the Credit Agreement.
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
In 1997, industrial development revenue bonds were issued on behalf of the Company. The proceeds from the bond issuances were used to construct new manufacturing facilities in the United States. The Company guaranteed the payments of principal and interest on the bonds by obtaining letters of credit. The bonds were issued with a 20-year original term and are scheduled to mature in 2017. Each industrial development revenue bond carries a variable interest rate, which is reset weekly by the remarketing agents. The weighted-average interest rate on the bonds was 0.34 percent and 0.27 percent as of September 30, 2015 and December 31, 2014, respectively. During the third quarter of 2015, the Company repaid $7.5 of the industrial development revenue bonds of which the remainder is expected to be repaid during the fourth quarter of 2015.
The Company’s financing agreements contain various restrictive financial covenants, including net debt to capitalization, net debt to EBITDA and net interest coverage ratios. As of September 30, 2015, the Company was in compliance with the financial and other covenants in its debt agreements.

Management's Discussion and Analysis of
Financial Conditions and Results of Operations as of September 30, 2015
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

Dividends The Company paid dividends of $56.5 and $56.2 in the nine months ended September 30, 2015 and 2014, respectively. Quarterly dividends were $0.2875 per share for both periods.
Contractual Obligations In the first nine months of 2015, the Company entered into purchase commitments due within one year for materials through contract manufacturing agreements for a total negotiated price. As of September 30, 2015, these additional contracts have remaining balances of $10.7.
Except for the contract manufacturing agreements noted above, all contractual cash obligations with initial and remaining terms in excess of one year and contingent liabilities remained generally unchanged at September 30, 2015 compared to December 31, 2014.
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
Management believes there have been no significant changes during the nine months ended September 30, 2015 to the items that the Company disclosed as its critical accounting policies and estimates in management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
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

Management's Discussion and Analysis of
Financial Conditions and Results of Operations as of September 30, 2015
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Some of the risks, uncertainties and other factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements include, but are not limited to:

•
the Company's ability to successfully enter into a definitive agreement for the purchase of Wincor Nixdorf and its ability to consummate such purchase including obtaining the necessary financing and satisfying closing conditions;

•	the Company's ability to complete its sale of its NA electronic security business and to realize any of the contingent purchase price consideration related thereto;

•	the success of the Company's strategic business alliance with Securitas AB;

•	competitive pressures, including pricing pressures and technological developments;

•	changes in the Company's relationships with customers, suppliers, distributors and/or partners in its business ventures;

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

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2015
(dollars in millions, except per share amounts)

Item 3: Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2015, the Company agreed to sell its equity interest in its Venezuela joint venture to its joint venture partner and recorded a $10.3 impairment of assets in the first quarter of 2015. On April 29, 2015, the Company closed the sale for the estimated fair market value and recorded a $1.0 reversal of impairment of assets based on final adjustments in the second quarter of 2015, resulting in a $9.3 impairment of assets for the nine months ended September 30, 2015. The Company no longer has a consolidating entity in Venezuela but will continue to operate in Venezuela on an indirect basis.
Prior to the sale, the Company's Venezuela operations consisted of a fifty-percent owned subsidiary, which was consolidated. Venezuela was measured using the U.S. dollar as its functional currency because its economy is considered highly inflationary. On March 24, 2014, the Venezuela government announced a currency exchange mechanism, SICAD 2, which yielded an exchange rate significantly higher than the rates established through the other regulated exchange mechanisms. As of March 31, 2014, management determined it was unlikely the Company would be able to convert bolivars under a currency exchange other than SICAD 2 and the Company remeasured its Venezuela balance sheet using the SICAD 2 rate of 50.86 compared to the previous official government rate of 6.30, which resulted in a decrease of $6.1 to the Company’s cash balance and net losses of $12.1 that were recorded within foreign exchange gain (loss), net in the condensed consolidated statements of operations in the first quarter of 2014. As a result of the currency devaluation, the Company recorded a $4.1 lower of cost or market adjustment related to its service inventory within service cost of sales in the condensed consolidated statements of operations in the first quarter of 2014. On February 10, 2015, the Venezuela government introduced a new foreign currency exchange platform called the Marginal Currency System, or SIMADI, which replaced the SICAD 2 mechanism, yielding another significant increase in the exchange rate. As of March 31, 2015, management determined it was unlikely that the Company would be able to convert bolivars under a currency exchange other than SIMADI and remeasured its Venezuela balance sheet using the SIMADI rate of 192.95 compared to the previous SICAD 2 rate of 50.86, which resulted in a loss of $7.5 recorded within foreign exchange gain (loss), net in the condensed consolidated statements of operations in the first quarter of 2015.
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of market risk exposures. Except for the currency devaluation noted above, there have been no material changes in this information since December 31, 2014.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2015
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
In connection with the preparation of this Quarterly Report, the Company's management, under the supervision and with the participation of the CEO and CFO, conducted an evaluation of disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the CEO and CFO have concluded that such disclosure controls and procedures were effective as of September 30, 2015.
Change in Internal Controls
We are undertaking a phased implementation of an enterprise resource planning system in our North America operations, a portion of which was completed during the quarter ended September 30, 2015, with the balance expected to be completed in the fourth quarter of 2015 and during 2016. We believe we are maintaining and monitoring appropriate internal controls during the implementation period. During the quarter ended September 30, 2015, there have been no other changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2015
(dollars in millions, except per share amounts)

Part II – Other Information
Item 1: Legal Proceedings
At September 30, 2015, the Company was a party to several lawsuits as well as several routine indirect tax claims from various taxing authorities globally that were incurred in the normal course of business, which neither individually nor in the aggregate are considered material by management in relation to the Company's financial position or results of operations. In addition, the Company has indemnification obligations with certain former employees and costs associated with these indemnifications are expensed as incurred. In management's opinion, the Company's condensed consolidated financial statements would not be materially affected by the outcome of those legal proceedings, commitments or asserted claims.
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
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Information concerning the Company’s share repurchases made during the third quarter of 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
July	949	$35.66	—	2,426,177
August	2,044	$33.79	—	2,426,177
September	810	$34.10	—	2,426,177
Total	3,803	$34.32	—

(1)	All shares were surrendered or deemed surrendered to the Company in connection with the Company’s share-based compensation plans.

(2)
The total number of shares repurchased as part of the publicly announced share repurchase plan since its inception was 13,450,772 as of September 30, 2015. The plan was approved by the Board of Directors in 1997. The Company may purchase shares from time to time in open market purchases or privately negotiated transactions. The Company may make all or part of the purchases pursuant to accelerated share repurchases or Rule 10b5-1 plans. The plan has no expiration date. The following table provides a summary of Board of Directors approvals to repurchase the Company’s outstanding common shares:

Total Number of Shares Approved for Repurchase
1997	2,000,000
2004	2,000,000
2005	6,000,000
2007	2,000,000
2011	1,876,949
2012	2,000,000
15,876,949
Item 3: Defaults Upon Senior Securities
None.
Item 4: Mine Safety Disclosures
Not applicable.
Item 5: Other Information
None.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2015

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

3.2
Certificate of Amendment by Shareholders to Amended Articles of Incorporation of Diebold, Incorporated – incorporated by reference to Exhibit 3.2 to Registrant’s Form 10-Q for the quarter ended March 31, 1996 (Commission File No. 1-4879)

3.3
Certificate of Amendment to Amended Articles of Incorporation of Diebold, Incorporated – incorporated by reference to Exhibit 3.3 to Registrant’s Form 10-K for the year ended December 31, 1998 (Commission File No. 1-4879)

10.1
Separation Agreement and Release, by and between Diebold, Incorporated and George S. Mayes, Jr., entered into September 1, 2015 - incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on September 8, 2015 (Commission File No. 1-4879).

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

DIEBOLD, INCORPORATED

Date: October 29, 2015	By:	/s/ Andreas W. Mattes
Andreas W. Mattes
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 29, 2015	By:	/s/ Christopher A. Chapman
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

3.2
Certificate of Amendment by Shareholders to Amended Articles of Incorporation of Diebold, Incorporated – incorporated by reference to Exhibit 3.2 to Registrant’s Form 10-Q for the quarter ended March 31, 1996 (Commission File No. 1-4879)

3.3
Certificate of Amendment to Amended Articles of Incorporation of Diebold, Incorporated – incorporated by reference to Exhibit 3.3 to Registrant’s Form 10-K for the year ended December 31, 1998 (Commission File No. 1-4879)

10.1
Separation Agreement and Release, by and between Diebold, Incorporated and George S. Mayes, Jr., entered into September 1, 2015 - incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on September 8, 2015 (Commission File No. 1-4879).

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