Form 10-K
period 2015-12-31
DIEBOLD INC
filed 2016-02-29
CIK 28823

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
(do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

Approximate aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2015, based upon the closing price on the New York Stock Exchange on June 30, 2015, was $2,268,939,680.

Number of shares of common stock outstanding as of February 24, 2016 was 65,136,858.

DOCUMENTS INCORPORATED BY REFERENCE
Listed hereunder are the documents, portions of which are incorporated by reference, and the parts of this Form 10-K into which such portions are incorporated:
Diebold, Incorporated Proxy Statement for 2016 Annual Meeting of Shareholders to be held on or about April 21, 2016, portions of which are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1: BUSINESS
(dollars in millions)

GENERAL
Diebold, Incorporated (collectively with its subsidiaries, the Company) was incorporated under the laws of the state of Ohio in August 1876, succeeding a proprietorship established in 1859.
The Company provides the services, software and technology that connect people around the world with their money — bridging the physical and digital worlds of cash conveniently, securely and efficiently. Since its founding, the Company has evolved to become a leading provider of exceptional self-service innovation, security and services to financial, retail, commercial and other markets. At December 31, 2015, the Company employed approximately 16,000 associates globally, of which approximately 1,000 relate to the Company's recently divested electronic security business. The Company’s service staff is one of the financial industry’s largest, with professionals in more than 600 locations and businesses in more than 90 countries worldwide. The Company continues to execute its multi-year transformation, Diebold 2.0, with the primary objective of transforming the Company into a world-class, services-led and software-enabled company, supported by innovative hardware.
Diebold 2.0 consists of four pillars:

•	Cost - Streamline the cost structure and improve near-term delivery and execution.

•	Cash - Generate increased free cash flow in order to fund the investments necessary to drive profitable growth, while preserving the ability to return value to shareholders.

•	Talent - Attract and retain the talent necessary to drive innovation and the execution of the transformation strategy.

•	Growth - Return Diebold to a sustainable and profitable growth trajectory.
As part of the transformation, the Company has identified targeted savings of $200.0 that are expected to be fully realized by the end of 2017. Through the end of 2015, the Company has achieved $150.0 of gross cost savings. The Company has been reinvesting approximately 50 percent of the cost savings to drive long-term growth and operational efficiency.
The Company’s multi-year transformation plan consists of three phases: 1) Crawl, 2) Walk, and 3) Run. During the “Crawl” phase, Diebold was primarily focused on taking cost out of the business and reallocating a portion of these savings as reinvestments in systems and processes. The Company engaged Accenture LLP (Accenture) in a multi-year outsourcing agreement to provide finance and accounting and procurement business process services. With respect to talent, the Company attracted new leaders from top technology and services companies.
During the second half of 2015, the Company fully transitioned into the “Walk” phase of Diebold 2.0 whereby the Company will continue to build on each pillar of cost, cash, talent and growth. The main difference in the “Walk” phase will be a greater emphasis on increasing the mix of revenue from services and software, as well as shaping the Company’s portfolio of businesses. As it relates to increasing the mix of services and software, the Company has sharpened its focus on pursuing and winning managed services and multi-vendor services contracts. For the software business, the acquisition of Phoenix Interactive Design, Inc. (Phoenix) has significantly enhanced the Company's ability to capture more of the market for automated teller machine (ATM), multi-vendor, marketing and asset management software. All of the Company’s global software activities are being coordinated through the new development center in London, Ontario.
As it relates to shaping the portfolio of businesses, the Company’s achievements in 2015 are consistent with its strategy of transforming into a world-class, services-led, software-enabled company, supported by innovative hardware.

•	On March 16, 2015 - Diebold acquired Phoenix.

•	During the first half of 2015, Diebold divested its Venezuela business.

•	On October 25, 2015 - Diebold entered into an agreement to divest its North America electronic security business to Securitas AB.

•	During 2015 - Diebold narrowed its scope in the Brazil other business to primarily focus on lottery and elections.

•	On November 23, 2015 - Diebold and Wincor Nixdorf entered into a business combination agreement (Business Combination) to create a premier self-service company for financial and retail markets.

•	On December 18, 2015 - Diebold announced it is forming a new joint venture with Inspur, one of China’s leading IT companies, to provide ATMs and kiosks to the China market.
All of these decisions enable the Company to focus its resources and to pursue growth opportunities in the dynamic, global self-service industry. The Company will continue to execute on its “Walk” phase objectives throughout 2016.

SERVICE AND PRODUCT SOLUTIONS
The Company has two core lines of business: Financial Self-Service (FSS) and Security Solutions, which the Company integrates based on its customers’ needs. Financial information for the service and product solutions can be found in note 20 to the consolidated financial statements, which is contained in Item 8 of this annual report on Form 10-K.

Financial Self-Service
The Company offers an integrated line of self-service solutions and technology, including comprehensive ATM outsourcing, ATM security, deposit automation, recycling and payment terminals and software. The Company also offers advanced functionality terminals capable of supporting mobile card-less transactions and two-way video technology to enhance bank branch automation. The Company is a global supplier of ATMs and related services and holds a leading market position in many countries around the world.

Self-Service Support & Maintenance. From analysis and consulting to monitoring and repair, the Company provides value and support to its customers every step of the way. Services include installation and ongoing maintenance of our products, OpteView® remote services, availability management, branch automation and distribution channel consulting. Additionally, service revenue includes services and parts the Company provides on a billed-work basis that are not covered by warranty or service contract.

Value-added Services.

•
Managed Services and Outsourcing - The Company provides end-to-end managed services and full outsourcing solutions, which include remote monitoring, troubleshooting for self-service customers, transaction processing, currency management, maintenance services and full support via person-to-person or online communication. This helps customers maximize their self-service channel by incorporating new technology, meeting compliance and regulatory mandates, protecting their institutions and reducing costs, all while ensuring a high level of service for their customers. The Company provides value to its customers by offering a comprehensive array of hardware-agnostic managed services and support.

•
Professional Services - The Company’s service organization provides strategic analysis and planning of new systems, systems integration, architectural engineering, consulting and project management that encompass all facets — services, software and technology — of a successful self-service implementation. The Company’s Advisory Services team collaborates with our clients to help define the ideal customer experience, modify processes, refine existing staffing models and deploy technology to meet branch automation objectives.

•
Multi-vendor Services - The Company recently sharpened its focus on securing multi-vendor services contracts primarily in North America. With the prevalence of mixed ATM fleets at financial institutions, the ability to service competitive units allows the Company to offer a differentiated, full service solution to its customers.

Self-Service Software. The Company offers integrated, multi-vendor ATM software solutions designed to meet the evolving demands of a customer’s self-service network. The Company has enhanced its self-service software platforms with the acquisition of Phoenix. There are five primary types of self-service software that Diebold provides for customers, which include 1) terminal application software, 2) automation technology software, 3) operational software, 4) marketing software and 5) security. Terminal application software provides the ability to integrate seamlessly into traditional and multi-vendor environments while providing advanced service options to bring new functions quicker to market and improve the customer experience while providing the Financial Institution (FI) the ability to host this centrally or distribute it at their terminals. Automation technology software enables the self-service platform to transform into a robust enterprise banking solution that can connect seamlessly to other banking channels and systems for a consistent user experience, advanced functionality and greater operational efficiencies. Operational software provides centralized management of the entire self-service fleet, providing better intelligence and operations for improved efficiencies and cost control using data analytics. Marketing software allows FIs to provide personalized interaction with the consumer through the self-service channel, enhancing customer satisfaction and revenue generation. All software has enhanced security functions built-in for providing FIs the flexibility and enhanced consumer experience while ensuring that they are the trusted partners in the eco-system.

Self-Service Products. The Company offers a wide variety of self-service solutions. Self-service products include a full range of teller automation terminals as well as ATMs capable of cash dispensing and a number of more advanced functionalities, including check and cash deposit automation, cash recycling, mobile capabilities and two-way video.

In 2015, the Company completed the rollout of a suite of next-generation self-service terminals (Diebold Series), which offer a wide range of available capabilities and give Diebold the most modern fleet of ATMs in the market. The Diebold Series terminal consists of three new lines of ATMs-standard market, extended branch and high-performance. Each line is designed to meet specific market and branch needs: (1) the standard line is ideal for high-growth areas with mass-market applications; (2) the extended branch line offers rich transaction sets and advanced functionalities; (3) and the high-performance line offers highly personalized self-service experiences that are ideal for high-traffic, high-volume environments. The new self-service platform, paired with Diebold's industry-leading services and software, provide a complete end-to-end solution for FIs.

A significant demand driver in the global FSS marketplace is branch automation. The Company serves as a strategic partner to its customers by offering a complete branch automation solution that encompasses services, software and technology, as well as addresses the complete value chain of consult, design, build and operate. The concept is to help FIs reduce their costs by migrating routine transactions, typically done inside the branch, to lower-cost automated channels, while also growing revenue, and adding convenience and security for the banks' customers. The Company's Advisory Services team collaborates with our clients to help define the ideal customer experience, modify processes, refine existing staffing models and deploy technology to meet branch automation objectives. The Diebold 9900 in-lobby teller terminal (ILT) provides branch automation technology by combining the speed and accuracy of a self-service terminal with intelligence from the bank’s core systems, as well as the ability to complete higher value transactions away from the teller line.

The Company remains committed to collaborative innovation with its customers. In 2015, the Company introduced two new self-service concepts, Irving and Janus. Irving utilizes a number of different consumer recognition technologies and a secure mobile phone application to execute cardless transactions. The Company is a leader in self-service biometrics and the Irving concept leverages these capabilities with iris-scanning ATM technology that is being piloted by one of the largest banks in the United States. Janus is a dual-sided self-service terminal, which features video teller access and is capable of serving two consumers simultaneously.

Security Solutions
From the safes and vaults that the Company first manufactured in 1859 to the full range of physical and electronic security offerings it provides today, the Company’s security solutions combine an extensive services portfolio and advanced products to help address its customers’ unique needs. The Company provides its customers with the latest technological advances to better protect their assets, improve their workflow and increase their return on investment. All of these solutions are backed with experienced sales, installation and service teams. The Company is a leader in providing physical and electronic security systems as well as assisted transactions, providing total security systems solutions to financial, commercial, retail, and other markets.

Physical Security. The Company provides services for a portfolio of physical security offerings, in addition to serving as a national locksmith. The product portfolio consists of two primary product groups, facility products and barrier solutions. Facility products include pneumatic tube systems for drive-up lanes, as well as video and audio capability to support remote transactions. Barrier solutions include vaults, safes, depositories, bullet-resistive items and under-counter equipment. The Company recently launched its VeraPass® barrier solution, which is a unique access solution for FIs, retailers, and commercial property management firms that enhances the management of locks and keys.

Electronic Security. The Company provides a broad range of electronic security services and products, as well as monitoring solutions. The Company provides security monitoring solutions, including remote monitoring and diagnostics, fire detection, intrusion protection, managed access control, energy management, remote video management and storage, logical security and web-based solutions through its SecureStat® platform.

On October 25, 2015, the Company entered into a definitive asset purchase agreement to divest its North America-based electronic security business. For ES to continue its growth, it would require resources and investment that Diebold is not committed to make given its focus on the self-service market. On February 1, 2016, the Company divested its North America electronic security business to Securitas AB for an aggregate purchase price of $350.0 in cash, 10.0% of which is contingent on the successful transition of certain customer relationships, which management expects to receive full payment of $35.0 in the first quarter of 2016 now that all contingencies for this payment have been achieved. The Company has also agreed to provide certain transition services to Securitas AB after the closing, including providing a $6.0 credit for such services. As a result, North America electronic security financial results are reported as discontinued operations for the periods presented in this annual report on Form 10-K.

The continuing electronic security business net sales were $67.3, $80.2 and $76.2 for the years ended December 31, 2015, 2014 and 2013, respectively.

Brazil Other
The Company offers election, lottery and information technology solutions to customers in Brazil. The Company provides voting machines for official elections in Brazil. The Company also provides the terminals for the governmental lottery and correspondent bank, which are distributed in more than 11,000 locations across the country. During 2015, the Company narrowed its scope in the Brazil other business to primarily focus on lottery and elections to help rationalize its solution set in that market.

OPERATIONS
The Company’s operating results and the amount and timing of revenue are affected by numerous factors, including production schedules, customer priorities, sales volume and sales mix. During the past several years, the Company has changed the focus of its self-service business to that of a total solutions provider with a focus on services and software.

The principal raw materials used by the Company in its manufacturing operations are steel, plastics, electronic parts and components, and spare parts, which are purchased from various major suppliers. These materials and components are generally available in ample quantities.

The Company carries working capital mainly related to trade receivables and inventories. Inventories generally are only manufactured or purchased as orders are received from customers. The Company’s normal and customary payment terms generally range from 30 to 90 days from date of invoice. The Company generally does not offer extended payment terms. The Company also provides financing arrangements to customers that are largely classified and accounted for as sales-type leases. As of December 31, 2015, the Company’s net investment in finance lease receivables was $74.9.

SEGMENTS AND FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
The Company’s operations are comprised of four geographic segments: North America (NA), Asia Pacific (AP), Europe, Middle East and Africa (EMEA), and Latin America (LA). The four geographic segments sell and service FSS and security systems around the globe, as well as elections, lottery and information technology solutions in Brazil other, through wholly-owned subsidiaries, joint ventures and independent distributors in most major countries.

Sales to customers outside the United States in relation to total consolidated net sales were $1,405.0 or 58.1 percent in 2015, $1,698.9 or 62.1 percent in 2014 and $1,477.5 or 57.2 percent in 2013.

Property, plant and equipment, net, located in the United States totaled $130.4, $116.5 and $101.4 as of December 31, 2015, 2014 and 2013, respectively, and property, plant and equipment, net, located outside the United States totaled $44.9, $49.2 and $56.4 as of December 31, 2015, 2014 and 2013, respectively.

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

PRODUCT BACKLOG
The Company's product backlog, excluding the North America electronic security business, was $607.5 and $611.1 as of December 31, 2015 and 2014, respectively. The backlog includes orders estimated or projected to be shipped or installed within 12 months. Although the Company believes the orders included in the backlog are firm, some orders may be canceled by customers without penalty, and the Company may elect to permit cancellation of orders without penalty where management believes it is in the Company's best interests to do so. Historically, the Company has not experienced significant cancellations within its product backlog. Additionally, over 50 percent of the Company's revenues are derived from its service business, for which backlog information is not measured. Therefore, the Company does not believe that its product backlog, as of any particular date, is necessarily indicative of revenues for any future period.

COMPETITION
As described in more detail below, the Company participates in many highly competitive businesses in the services, software and technology space, with a mixture of local, regional and/or global competitors in its markets. In addition, the competitive environment for these types of solutions is evolving as the Company's customers are transforming their businesses utilizing innovative technology. Therefore, the Company’s product and service solutions must also provide cutting-edge capabilities to meet the customers emerging needs and compete with new innovators. The Company distinguishes itself by providing unique value with a wide range of innovative solutions to meet customers’ needs.

The Company believes, based upon outside independent industry surveys from Retail Banking Research (RBR), that it is an exceptional service provider for and manufacturer of self-service solutions in the United States and internationally. The Company maintains a global service infrastructure that allows it to provide services and support to satisfy its customers’ needs. Many of the Company’s customers are beginning to adopt branch automation solutions to transform their branches, which will improve the customer experience and enhance efficiency through the utilization of automated transactions, mobile solutions and other client-facing technologies. As the trend towards branch automation continues to build more momentum, the traditional lines of “behind the counter” and “in front of the counter” are starting to blur, which is allowing for more entrants into the market. As customer requirements evolve, separate markets will converge to fulfill new customer demand. The Company expects that this will increase the complexity and competitive nature of the business.

The Company’s competitors in the self-service market segment include global and multi-regional manufacturers and service providers, such as NCR, Wincor Nixdorf, Nautilus Hyosung, GRG Banking Equipment, Glory Global Solutions, Oki Data and Triton Systems to a number of primarily local and regional manufacturers and service providers, including, but not limited to, Fujitsu and Hitachi-Omron in AP; Hantle/GenMega in NA; KEBA in EMEA; and Perto in LA. In addition, the Company faces competition in many markets from numerous independent ATM deployers.

In the self-service software market, the Company, in addition to the key hardware players highlighted above, competes with several smaller, niche software companies like KAL. In the managed services and outsourcing solutions market, apart from its traditional FSS competitors, the Company competes with a number of large technology competitors such as Fiserv, IBM and HP.

In the security service and product markets, the Company competes with national, regional and local security companies. Of these competitors, some compete in only one or two product lines, while others sell a broad spectrum of security services and products. The unavailability of comparative sales information and the large variety of individual services and products make it difficult to give reasonable estimates of the Company’s competitive ranking in or share of the security market within the financial services, commercial, retail and government sectors. However, the Company believes it is a very well positioned security service and solution provider to global, national, regional and local financial, commercial and industrial customers.

The Company provides election systems, product solutions and support to the Brazil government. Competition in this market segment is based upon technology pre-qualification demonstrations to the Brazil government.

RESEARCH, DEVELOPMENT AND ENGINEERING
Customer demand for FSS and security technologies is growing. In order to meet this demand, the Company is focused on delivering innovation to its customers by continuing to invest in technology solutions that enable customers to reduce costs and improve efficiency. Expenditures for research, development and engineering initiatives were $86.9, $93.6 and $92.2 in 2015, 2014 and 2013, respectively. The Company recently announced a number of new innovative solutions, such as the responsive banking concept, the ActivEdge™ secure card reader and the world’s greenest ATM, as well as launched a new ATM product platform.

PATENTS, TRADEMARKS, LICENSES
The Company owns patents, trademarks and licenses relating to certain products in the United States and internationally. While the Company regards these as items of importance, it does not deem its business as a whole, or any industry segment, to be materially dependent upon any one item or group of items. Under Diebold 2.0, the Company intends to protect and defend its intellectual property, including pursuit of infringing third parties for damages and other appropriate remedies.

ENVIRONMENTAL
Compliance with federal, state and local environmental protection laws during 2015 had no material effect upon the Company’s business, financial condition or results of operations.

EMPLOYEES
At December 31, 2015, the Company employed approximately 16,000 associates globally, of which approximately 1,000 relate to the Company's recently divested electronic security business. The Company’s service staff is one of the financial industry’s largest, with professionals in more than 600 locations and businesses in more than 90 countries worldwide.

EXECUTIVE OFFICERS
Refer to Part III, Item 10 of this annual report on Form 10-K for information on the Company's executive officers, which is incorporated herein by reference.

AVAILABLE INFORMATION
The Company uses its Investor Relations web site, www.diebold.com/investors, as a channel for routine distribution of important information, including stock information, news releases, investor presentations and financial information. The Company posts filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the U.S. Securities and Exchange Commission (SEC), including its annual, quarterly, and current reports on Forms 10-K, 10-Q, and 8-K; its proxy statements; registration statements; and any amendments to those reports or statements. All such postings and filings are available on the Company’s Investor Relations web site free of charge. In addition, this web site allows investors and other interested persons to sign up to automatically receive e-mail alerts when the Company posts news releases and financial information on its web site. Investors and other interested persons can also follow the Company on Twitter at http://twitter.com/dieboldinc. The SEC also maintains a web site, www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The content on any web site referred to in this annual report on Form 10-K is not incorporated by reference into this annual report unless expressly noted.

ITEM 1A: RISK FACTORS
(dollars and euros in millions)

The following, including the risk factors relating to the proposed business combination with Wincor Nixdorf (Business Combination), are certain risk factors that could affect our business, financial condition, operating results and cash flows. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this annual report on Form 10-K because they could cause actual results to differ materially from those expressed in any forward-looking statement. The risk factors highlighted below are not the only ones we face. If any of these events actually occur, our business, financial condition, operating results or cash flows could be negatively affected.

We caution the reader to keep these risk factors in mind and refrain from attributing undue certainty to any forward-looking statements, which speak only as of the date of this annual report on Form 10-K.

We have launched an exchange offer as part of the Business Combination (Offer). The Offer is subject to conditions and the business combination agreement governing the Business Combination (Business Combination Agreement) may be terminated in accordance with its terms and the Business Combination may not be completed.

The Offer is subject to conditions, including obtaining required governmental and regulatory approvals and Wincor Nixdorf not experiencing a material adverse change. No assurance can be given that all of the conditions to the Offer will be satisfied or, if they are, as to the timing of such satisfaction. If the conditions to the Offer are not satisfied, the Company may allow the Offer to expire, or could amend or extend the Offer. In addition, the governmental and regulatory agencies from which the Company will seek approvals have broad discretion in administering the applicable governing regulations. As a condition to their approval of the transactions contemplated by the Business Combination Agreement, those agencies may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of the Company’s business. In addition, the Business Combination Agreement may be terminated by either party under certain circumstances, including if Wincor Nixdorf’s management and/or supervisory board no longer support the offer but instead determine to pursue a superior proposal.

Further, subject to the Offer conditions and Business Combination Agreement, the Business Combination will not be completed if there is a material adverse change affecting Wincor Nixdorf prior to the completion of the Business Combination. Other changes will not permit the Company to terminate the Offer or the Business Combination, even if such changes would have a material adverse effect on Wincor Nixdorf or the Company. If adverse changes occur but the Company and Wincor Nixdorf are still required to complete the Business Combination, the market value of the Company’s common shares may decrease.

Any delay in the completion of Business Combination could diminish the anticipated benefits of the Business Combination or result in additional transaction costs. Any uncertainty over the ability to complete the Business Combination could make it more difficult for the Company to maintain or to pursue particular business strategies. Conditions imposed by regulatory agencies in connection with their approval of the Business Combination may restrict our ability to modify the operations of our business in response to changing circumstances for a period of time after the closing of the Offer or our ability to expend cash for other uses or otherwise have an adverse effect on the anticipated benefits of the Business Combination, thereby adversely impacting our business, financial condition or results of operations. To the extent that the current market prices of the Company's common shares reflect a market premium based on the assumption that the Business Combination will be completed, any delay in or inability to complete the Business Combination could cause the price of the Company's common shares to decline.

The announcement and pendency of the Business Combination, during which the Company is subject to certain operating restrictions, could have an adverse effect on the Company’s business and cash flows, financial condition and results of operations.

The announcement and pendency of the Business Combination could disrupt the Company’s business, and uncertainty about the effect of the Business Combination may have an adverse effect on the Company following the Business Combination. These uncertainties could cause suppliers, vendors, partners and others that deal with the Company to defer entering into contracts with, or making other decisions concerning, the Company or to seek to change or cancel existing business relationships with the Company. In addition, the Company’s employees may experience uncertainty regarding their roles after the Business Combination. Employees may depart either before or after the completion of the Business Combination because of uncertainty and issues relating to the difficulty of coordination or because of a desire not to remain following the Business Combination. Therefore, the pendency of the Business Combination may adversely affect the Company’s ability to retain, recruit and motivate key personnel. Additionally, the attention of the Company’s management may be directed towards the completion of the Business Combination, including obtaining regulatory approvals, and may be diverted from the day-to-day business operations of the Company. Matters related to the Business Combination may require commitments of time and resources that could otherwise have been devoted to other opportunities that might have been beneficial to the Company. Additionally, the Business Combination Agreement requires the Company to refrain from taking certain actions while the Business Combination is pending. These restrictions may prevent the Company from pursuing otherwise attractive business opportunities or capital structure alternatives and from executing certain business strategies prior to the completion of the Business Combination. Further, the Business Combination may give rise to potential liabilities, including those that may result from future shareholder lawsuits relating to the Business Combination. Any of these matters could adversely affect the businesses of, or harm the results of operations, financial condition or cash flows of the Company.

Negative publicity related to the Business Combination may materially adversely affect the Company.

From time to time, political and public sentiment in connection with a proposed acquisition may result in a significant amount of adverse press coverage and other adverse public statements affecting the parties to the acquisition. Adverse press coverage and public statements, whether or not driven by political or popular sentiment, may also result in legal claims or in investigations by regulators, legislators and law enforcement officials. Responding to these investigations and lawsuits, regardless of the ultimate outcome of the proceedings, can divert the time and effort of senior management from operating their business. Addressing any adverse publicity, governmental scrutiny or enforcement or other legal proceedings is time-consuming and expensive and, regardless of the factual basis for the assertions being made, could have a negative impact on the reputation of the Company, on the morale of its employees and on its relationships with regulators. It may also have a negative impact on its ability to take timely advantage of various business and market opportunities. The direct and indirect effects of negative publicity, and the demands of responding to and addressing it, may have a material adverse effect on the Company’s business and cash flows, financial condition and results of operations.

A combined Diebold and Wincor Nixdorf may fail to realize the anticipated strategic and financial benefits sought from the Business Combination.

If the Business Combination is completed, the combined company may not realize all of the anticipated benefits of the Business Combination. The success of the Business Combination will depend on, among other things, the Company’s ability to combine its business with Wincor Nixdorf’s business in a manner that facilitates growth in the value-added services sector and realizes anticipated cost savings. The Company believes that the Business Combination will provide an opportunity for revenue growth in managed services, professional services, installation and maintenance services.

However, the Company must successfully combine the businesses of the Company and Wincor Nixdorf in a manner that permits these anticipated benefits to be realized. In addition, the combined company must achieve the anticipated growth and cost savings without adversely affecting current revenues and investments in future growth. Further, providing managed services, professional services, installation and maintenance services can be highly complex and can involve the design, development, implementation and operation of new solutions and the transitioning of clients from their existing systems and processes to a new environment. If the combined company is not able to effectively provide value-added services and successfully achieve the growth and cost savings objectives, the anticipated benefits of the Business Combination may not be realized fully, or at all, or may take longer to realize than expected.

A combined Diebold and Wincor Nixdorf may experience operational challenges, negative synergies and loss of customers.

Integrating the operations and personnel of Wincor Nixdorf with the Company after the completion of the Business Combination will involve complex operational, technological and personnel-related challenges. This process will be time-consuming and expensive, and it may disrupt the businesses of either or both of the companies. The combined company may not realize all of the anticipated benefits of the Business Combination. Difficulties in the integration of the business, which may result in significant costs and delays, include:

•	managing a significantly larger combined company;

•	integrating and unifying the offerings and services available to customers and coordinating distribution and marketing efforts;

•	coordinating corporate and administrative infrastructures and harmonizing insurance coverage;

•	unanticipated issues in coordinating accounting, information technology, communications, administration and other systems;

•	difficulty addressing possible differences in corporate cultures and management philosophies;

•
challenges associated with changing Wincor Nixdorf’s financial reporting from International Financial Reporting Standards (IFRS) to accounting principles generally accepted in the U.S. (U.S GAAP) and compliance with the Sarbanes-Oxley Act of 2002, as amended, and the rules promulgated thereunder by the SEC;

•	legal and regulatory compliance;

•	creating and implementing uniform standards, controls, procedures and policies;

•	litigation relating to the transactions contemplated by a potential post-completion reorganization, including shareholder litigation;

•	diversion of management’s attention from other operations;

•
maintaining existing agreements and relationships with customers, distributors, providers and vendors and avoiding delays in entering into new agreements with prospective customers, distributors, providers and vendors;

•
realizing benefits as a combined company from Wincor Nixdorf’s restructuring program, which Wincor Nixdorf refers to as the Delta Program, and the shift to providing information technology from hardware;

•
unforeseen and unexpected liabilities related to the Business Combination, including the risk that certain of the Company's executive officers who will become members of Wincor Nixdorf’s supervisory board may be subject to additional fiduciary duties and liability;

•	identifying and eliminating redundant and underperforming functions and assets;

•	effecting actions that may be required in connection with obtaining regulatory approvals; and

•	a deterioration of credit ratings.

Further, the Company and Wincor Nixdorf currently compete for and provide certain services and products to the same customers. As a combined company, the Company may lose customers or its share of customers’ business as entities that were customers of both the Company and Wincor Nixdorf seek to diversify their suppliers of services and products. Following the Business Combination, customers may no longer distinguish between the Company and Wincor Nixdorf and their respective services and products. Retail banking customers in particular may turn to competitors of the Company for products and services that they received from the Company and Wincor Nixdorf prior to the Business Combination. As a result, the combined company may lose customers and revenues may decrease following the Business Combination. In addition, third parties with whom the Company and Wincor Nixdorf currently have relationships may terminate or otherwise reduce the scope of their relationship with either party in anticipation or after the completion of the Business Combination. Any such loss of business could limit the combined company’s ability to achieve the anticipated benefits of the Business Combination. Such risks could also be exacerbated by a delay in the completion of the Business Combination. Finally, certain regulatory agencies may propose restrictions, divestitures or other business structures as part of their review and approval process which, if adopted, could have a negative impact, or cause the loss of, certain customer or supplier relationships of the combined company.

The Company will incur significant transaction fees and costs in connection with the Business Combination, some of which are payable regardless of whether the Business Combination is completed.

The Company expects to incur a number of significant non-recurring implementation and restructuring costs associated with combining the operations of the two companies. In addition, the Company will incur significant financing, investment banking, legal, accounting and other transaction fees and costs related to the Business Combination. The Company must pay some of these fees and costs regardless of whether the Business Combination is completed. Additional costs substantially in excess of currently anticipated costs may also be incurred in connection with the integration of the businesses of the Company and Wincor Nixdorf. In addition, if the Offer is not completed due to certain circumstances specified in the Business Combination Agreement, the Company may be required to pay Wincor Nixdorf a termination fee of up to €50.0, depending on the circumstances.

Although the Company expects that the cost savings, as well as the realization of other efficiencies related to the integration of the businesses, will offset these transaction- and combination-related costs over time, this net benefit may not be achieved in the near term, or at all. In addition, the timeline in which cost savings are expected to be realized is lengthy and may not be achieved. Failure of the Company to realize these synergies and other efficiencies in a timely manner or at all could have a material adverse effect on the Company’s business and cash flows, financial condition and results of operations.

The Company will incur a substantial amount of indebtedness in connection with the Business Combination and, as a result, will be highly leveraged. The Company’s failure to meet its debt service obligations could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company anticipates that it will need to borrow approximately $2,050.0 in connection with the Business Combination. As of December 31, 2015, on a pro forma basis after giving effect to (i) the Business Combination and the related Business Combination financing and (ii) the refinancing of certain of the Company’s and Wincor Nixdorf’s outstanding indebtedness at the time of closing, the total indebtedness of the combined company would have been approximately $2,300.0, and the Company would have had undrawn commitments available for borrowings of an additional $520.0 under its replacement credit facilities.

The Company’s high level of indebtedness following the Business Combination could adversely affect the Company’s operations and liquidity. The Company’s anticipated level of indebtedness could, among other things:

•
make it more difficult for the Company to pay or refinance its debts as they become due during adverse economic and industry conditions because the Company may not have sufficient cash flows to make its scheduled debt payments;

•
cause the Company to use a larger portion of its cash flow to fund interest and principal payments, reducing the availability of cash to fund working capital, capital expenditures, research and development and other business activities;

•	limit the Company’s ability to take advantage of significant business opportunities, such as acquisition opportunities, and to react to changes in market or industry conditions;

•	cause the Company to be more vulnerable to general adverse economic and industry conditions;

•	cause the Company to be disadvantaged compared to competitors with less leverage;

•	result in a downgrade in the credit rating of the Company or indebtedness of the Company or its subsidiaries, which could increase the cost of borrowings; and

•	limit the Company’s ability to borrow additional monies in the future to fund working capital, capital expenditures, research and development and other general corporate purposes.

In addition, the agreements governing our indebtedness contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest. The Company's failure to comply with those covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all its debt.

The Company may also incur additional long-term debt and working capital lines of credit to meet future financing needs, which would increase our total indebtedness. Although the terms of its existing and future credit agreements and of the indentures governing its debt contain restrictions on the incurrence of additional debt, including secured debt, these restrictions are subject to a number of important exceptions and debt incurred in compliance with these restrictions could be substantial. If the Company and its restricted subsidiaries incur significant additional debt, the related risks that the Company faces could intensify.

In addition to the Business Combination, we may be unable to successfully and effectively manage acquisitions, divestitures and other significant transactions, which could harm our operating results, business and prospects.

As part of our business strategy, including and in addition to the proposed Business Combination, we frequently engage in discussions with third parties regarding possible investments, acquisitions, strategic alliances, joint ventures, divestitures and outsourcing arrangements, and we enter into agreements relating to such transactions in order to further our business objectives. In order to pursue this strategy successfully, we must identify suitable candidates, successfully complete transactions, some of which may be large and complex, and manage post-closing issues such as the integration of acquired companies or employees and the divestiture of combined businesses, operations and employees. Integration, divestiture and other risks of these transactions can be more pronounced in larger and more complicated transactions, or if multiple transactions are pursued simultaneously. If we fail to identify and successfully complete transactions that further our strategic objectives, we may be required to expend resources to develop products and technology internally. This may put us at a competitive disadvantage and we may be adversely affected by negative market perceptions, any of which may have a material adverse effect on our revenue, gross margin and profitability.

Integration and divestiture issues are complex, time-consuming and expensive and, without proper planning and implementation, could significantly disrupt our business. The challenges involved in integrating and divesting include:

•	combining service and product offerings and entering into new markets in which we are not experienced;

•
convincing customers and distributors that any such transaction will not diminish client service standards or business focus, preventing customers and distributors from deferring purchasing decisions or switching to other suppliers or service providers (which could result in additional obligations to address customer uncertainty), and coordinating service, sales, marketing and distribution efforts;

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

•	achieving savings from supply chain and administration integration; and

•	efficiently divesting combined business operations which may cause increased costs as divested businesses are de-integrated from embedded systems and operations.

We evaluate and enter into these types of transactions on an ongoing basis. We may not fully realize all of the anticipated benefits of any transaction and the time frame for achieving benefits of a transaction may depend partially upon the actions of employees, suppliers or other third parties. In addition, the pricing and other terms of our contracts for these transactions require us to make estimates and assumptions at the time we enter into these contracts, and, during the course of our due diligence, we may not identify all of the factors necessary to estimate costs accurately. Any increased or unexpected costs, unanticipated delays or failure to achieve contractual obligations could make these agreements less profitable or unprofitable.

Managing these types of transactions requires varying levels of management resources, which may divert our attention from other business operations. These transactions could result in significant costs and expenses and charges to earnings, including those related to severance pay, early retirement costs, employee benefit costs, asset impairment charges, charges from the elimination of duplicative facilities and contracts, in-process research and development charges, inventory adjustments, assumed litigation, regulatory compliance and other liabilities, legal, accounting and financial advisory fees and required payments to executive officers and key employees under retention plans. Moreover, we could incur additional depreciation and amortization expense over the useful lives of certain assets acquired in connection with these transactions, and, to the extent that the value of goodwill or intangible assets with indefinite lives acquired in connection with a transaction becomes impaired, we may be required to incur additional material charges relating to the impairment of those assets. In order to complete an acquisition, we may issue common shares, potentially creating dilution for existing shareholders, or borrow funds, which could affect our financial condition, results of operations and potentially our credit ratings. Any prior or future downgrades in our credit rating associated with a transaction could adversely affect our ability to borrow and our borrowing cost, and result in more restrictive borrowing terms. In addition, our effective tax rate on an ongoing basis is uncertain, and such transactions could impact our effective tax rate. We also may experience risks relating to the challenges and costs of closing a transaction and the risk that an announced transaction may not close. As a result, any completed, pending or future transactions may contribute to financial results that differ materially from the investment community’s expectations.

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

•
macro-economic factors affecting banks, credit unions and other FIs may lead to cost-cutting efforts by customers, which could cause us to lose current or potential customers or achieve less revenue per customer; and

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

The primary raw materials in our FSS, security, election and lottery systems product solutions are steel, plastics, and electronic parts and components. The majority of our raw materials are purchased from various local, regional and global suppliers pursuant to supply contracts. However, the price of these materials can fluctuate under these contracts in tandem with the pricing of raw materials.

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

Additionally, the unstable political conditions in the Middle East, among others, or the sovereign debt concerns of certain countries could lead to further financial, economic and political instability, and this could lead to an additional deterioration in general economic conditions.

We may be unable to achieve, or may be delayed in achieving, our cost-cutting initiatives, and this may adversely affect our operating results and cash flow.

We have launched a number of cost-cutting initiatives, including as part of Diebold 2.0 and other restructuring initiatives, to improve operating efficiencies and reduce operating costs. Although we have achieved a substantial amount of annual cost savings associated with these cost-cutting initiatives, we may be unable to sustain the cost savings that we have achieved. In addition, if we are unable to achieve, or have any unexpected delays in achieving, additional cost savings, our results of operations and cash flows may be adversely affected. Even if we meet our goals as a result of these initiatives, we may not receive the expected financial benefits of these initiatives.

We face competition that could adversely affect our sales and financial condition.

All phases of our business are highly competitive. Some of our services and products are in direct competition with similar or alternative services or products provided by our competitors. We encounter competition in price, delivery, service, performance, product innovation, product recognition and quality.

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

We are subject to income taxes in both the United States (U.S.) and various non-U.S. jurisdictions, and our domestic and international tax liabilities are dependent upon the distribution of income among these different jurisdictions. If we decide to repatriate cash and cash equivalents and short-term investments residing in international tax jurisdictions, there could be further negative impact on foreign and domestic taxes. Our tax expense includes estimates of additional tax that may be incurred for tax exposures and reflects various estimates and assumptions, including assessments of future earnings of the Company that could affect the valuation of our net deferred tax assets. Our future results could be adversely affected by changes in the effective tax rate as a result of a change in the mix of earnings in countries with differing statutory tax rates, changes in the overall profitability of the Company, changes in tax legislation, changes in the valuation of deferred tax assets and liabilities, the results of audits and examinations of previously filed tax returns and continuing assessments of our income tax exposures.

Additionally, our future results could be adversely affected by the results of indirect tax audits and examinations, and continuing assessments of our indirect tax exposures. For example, in August 2012, one of the Company’s Brazil subsidiaries was notified of a tax assessment of approximately R$270.0, including penalties and interest, regarding certain Brazil federal indirect taxes (Industrialized Products Tax, Import Tax, Programa de Integração Social and Contribution to Social Security Financing) for 2008 and 2009. The assessment alleges improper importation of certain components into Brazil’s free trade zone that would nullify certain indirect tax incentives. On September 10, 2012, the Company filed its administrative defenses with the tax authorities.
In response to an order by the administrative court, the tax inspector provided further analysis with respect to the initial assessment in December 2013 that indicates a potential exposure that is significantly lower than the initial tax assessment received in August 2012. This revised analysis has been accepted by the initial administrative court; however, this matter remains subject to ongoing administrative proceedings and appeals. Accordingly, the Company cannot provide any assurance that its exposure pursuant to the initial assessment will be lowered significantly or at all. In addition, this matter could negatively impact Brazil federal indirect taxes in other years that remain open under statute. It is reasonably possible that the Company could be required to pay significant taxes, penalties and interest related to this matter, which could be material to the Company’s consolidated financial statements. The Company continues to defend itself in this matter.

Furthermore, beginning in July 2014, the Company challenged customs rulings in Thailand seeking to retroactively collect customs duties on previous imports of ATMs. Management believes that the customs authority’s attempt to retroactively assess customs duties is in contravention of World Trade Organization agreements and, accordingly, is challenging the rulings. In the third quarter of 2015, the Company received a prospective ruling from the United States Customs Border Protection that is consistent with our interpretation of the treaty in question. We presented that ruling for consideration in our ongoing dispute with Thailand. The matters are currently in the appeals process and management continues to believe that the Company has a valid legal position in these appeals. Accordingly, the Company has not accrued any amount for this contingency; however, the Company cannot provide any assurance that it will not ultimately be subject to retroactive assessments.

A loss contingency is reasonably possible if it has a more than remote but less than probable chance of occurring. Although management believes the Company has valid defenses with respect to its indirect tax positions, it is reasonably possible that a loss could occur in excess of the estimated accrual. The Company estimated the aggregate risk at December 31, 2015 to be up to approximately $174.5 for its material indirect tax matters, of which approximately $138.0 and $24.0, respectively, relates to the Brazil indirect tax matter and Thailand customs matter disclosed above. The aggregate risk related to indirect taxes is adjusted as the applicable statutes of limitations expire. It is reasonably possible that we could be required to pay taxes, penalties and interest related to this matter or other open years, which could be material to our financial condition and results of operations.

In international markets, we compete with local service providers that may have competitive advantages.

In a number of international markets in each region where we operate, for instance in Brazil and China, we face substantial competition from local service providers that offer competing services and products. Some of these companies may have a dominant market share in their territories and may be owned by local stakeholders. This could give them a competitive advantage. Local providers of competing services and products may also have a substantial advantage in attracting customers in their countries due to more established branding in that country, greater knowledge with respect to the tastes and preferences of customers residing in that country and/or their focus on a single market. As a U.S. based multi-national corporation, we must ensure our compliance with both U.S. and foreign regulatory requirements.

Because our operations are conducted worldwide, they are affected by risks of doing business abroad.

We generate a significant percentage of revenue from operations conducted outside the United States. Revenue from international operations amounted to approximately 58.1 percent in 2015, 62.1 percent in 2014 and 57.2 percent in 2013 of total revenue during these respective years.

Accordingly, international operations are subject to the risks of doing business abroad, including, among other things, the following:

•	fluctuations in currency exchange rates, particularly in China (renminbi), Brazil (real) and EMEA (primarily the euro);

•	transportation delays and interruptions;

•	political and economic instability and disruptions;

•	the failure of foreign governments to abide by international agreements and treaties;

•	restrictions on the transfer of funds;

•	the imposition of duties, tariffs and other taxes;

•	import and export controls;

•	changes in governmental policies and regulatory environments;

•
ensuring our compliance with U.S. laws and regulations and applicable laws and regulations in other jurisdictions, including the Foreign Corrupt Practices Act (FCPA), the UK Bribery Act, and applicable laws and regulations in other jurisdictions;

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

We may be exposed to liabilities under the FCPA, which could harm our reputation and have a material adverse effect on our business.

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

Despite our commitment to legal compliance and corporate ethics, we cannot ensure that our policies and procedures will always protect us from intentional, reckless or negligent acts committed by our employees or agents. Violations of these laws, or allegations of such violations, could disrupt our business and result in financial penalties, debarment from government contracts and other consequences that may have a material adverse effect on our reputation, business, financial condition or results of operations. Future changes in anti-bribery or economic sanctions laws and enforcement could also result in increased compliance requirements and related expenses that may also have a material adverse effect on our business, financial condition or results of operations.

In addition, our business opportunities in select geographies have been or may be adversely affected by the settlement of the FCPA matter that we settled with the U.S. government in late 2013. Some countries in which we do business may also initiate their own reviews and impose penalties, including prohibition of our participating in or curtailment of business operations in those jurisdictions. We could also face third-party claims in connection with this matter or as a result of the outcome of the current or any future government reviews. Our disclosure, internal review and any current or future governmental review of this matter could, individually or in the aggregate, have a material adverse effect on our reputation and our ability to obtain new business or retain existing business from our current clients and potential clients, to attract and retain employees and to access the capital markets.

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

We review long-lived assets, including property, plant and equipment and identifiable amortizing intangible assets, for impairment whenever changes in circumstances or events may indicate that the carrying amounts are not recoverable. If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference. Factors which may cause an impairment of long-lived assets include significant changes in the manner of use of these assets, negative industry or market trends, a significant under-performance relative to historical or projected future operating results, or a likely sale or disposal of the asset before the end of its estimated useful life.

As of December 31, 2015, we had $161.5 of goodwill. We assess all existing goodwill at least annually for impairment on a reporting unit basis. The Company’s four reporting units were defined as Domestic and Canada, AP, EMEA, and LA. The techniques used in our qualitative and quantitative assessment and goodwill impairment tests incorporate a number of estimates and assumptions that are subject to change. Although we believe these estimates and assumptions are reasonable and reflect market conditions forecast at the assessment date, any changes to these assumptions and estimates due to market conditions or otherwise may lead to an outcome where impairment charges would be required in future periods.

System security risks, systems integration and cybersecurity issues could disrupt our internal operations or services provided to customers, and any such disruption could adversely affect revenue, increase costs, and harm our reputation and stock price.

Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate our own confidential information or those of our customers, corrupt data, create system disruptions or cause shutdowns. A network security breach could be particularly harmful if it remains undetected for an extended period of time. Groups of hackers may also act in a coordinated manner to launch distributed denial of service attacks, or other coordinated attacks, that may cause service outages or other interruptions. We could incur significant expenses in addressing problems created by network security breaches, such as the expenses of deploying additional personnel, enhancing or implementing new protection measures, training employees or hiring consultants. Further, such corrective measures may later prove inadequate. Moreover, actual or perceived security vulnerabilities in our services and products could cause significant reputational harm, causing us to lose existing or potential customers. Reputational damage could also result in diminished investor confidence. Actual or perceived vulnerabilities may also lead to claims against us. Although our license agreements typically contain provisions that eliminate or limit our exposure to such liability, there is no assurance these provisions will withstand legal challenges. We could also incur significant expenses in connection with customers’ system failures.

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

Portions of our information technology infrastructure also may experience interruptions, delays or cessations of service or produce errors in connection with systems integration or migration work that takes place from time to time. We may not be successful in implementing new systems, and transitioning data and other aspects of the process could be expensive, time consuming, disruptive and resource-intensive. Such disruptions could adversely impact the ability to fulfill orders and interrupt other processes and, in addition, could adversely impact our ability to maintain effective internal control over financial reporting. Delayed sales, lower margins, lost customers or diminished investor confidence resulting from these disruptions could adversely affect our financial results, stock price and reputation.

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

Our cash flows from operations depend primarily on sales and service margins. To develop new service and product technologies, support future growth, achieve operating efficiencies and maintain service and product quality, we must make significant capital investments in manufacturing technology, facilities and capital equipment, research and development, and service and product technology. In addition to cash provided from operations, we have from time to time utilized external sources of financing. Despite our Diebold 2.0 transformation program, depending upon general market conditions or other factors, we may not be able to generate sufficient cash flows to fund our operations and make adequate capital investments, or to continue to pay dividends, either in whole or in part. In addition, any tightening of the credit markets may limit our ability to obtain alternative sources of cash to fund our operations.

Although the Company has paid dividends on its common shares in the past, there is no assurance that the Company will continue to pay dividends at the same rate or at all after the Business Combination. The declaration and payment of future dividends, as well as the amount thereof, are subject to the declaration by the Company’s board of directors. The amount and size of any future dividends will depend on the Company’s results of operations, financial condition, capital levels, cash requirements, future prospects and other factors. As previously announced, it is the Company's intention following closing of the Business Combination to pay a dividend at a rate less than the Company's current annual dividend rate, subject to market and other conditions.

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

Our ability to maintain effective internal control over financial reporting may be insufficient to allow us to accurately report our financial results or prevent fraud, and this could cause our financial statements to become materially misleading and adversely affect the trading price of our common shares.

We require effective internal control over financial reporting in order to provide reasonable assurance with respect to our financial reports and to effectively prevent fraud. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If the Company cannot provide reasonable assurance with respect to our financial statements and effectively prevent fraud, our financial statements could become materially misleading, which could adversely affect the trading price of our common shares.

If the Company is not able to maintain the adequacy of our internal control over financial reporting, including any failure to implement required new or improved controls, or if the Company experiences difficulties in their implementation, our business, financial condition and operating results could be harmed. Any material weakness could affect investor confidence in the accuracy and completeness of our financial statements. As a result, our ability to obtain any additional financing, or additional financing on favorable terms, could be materially and adversely affected. This, in turn, could materially and adversely affect our business, financial condition and the market value of our securities and require us to incur additional costs to improve our internal control systems and procedures. In addition, perceptions of the Company among customers, lenders, investors, securities analysts and others could also be adversely affected.

The Company had material weaknesses in its internal control over financial reporting in the past, and can give no assurances that any additional material weaknesses will not arise in the future due to our failure to implement and maintain adequate internal control over financial reporting. In addition, although the Company has been successful historically in strengthening our controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or ensure the fair presentation of our financial statements included in our periodic reports filed with the SEC.

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
A significant market downturn could occur in future periods resulting in a decline in the funded status of our pension plans and causing actual asset returns to be below the assumed rate of return used to determine pension expense. If return on plan assets in future periods perform below expectations, future pension expense will increase. Further, as a result of global economic instability in recent years, our pension plan investment portfolio has been volatile.

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

Based on current guidelines, assumptions and estimates, including investment returns and interest rates, we do not plan to make contributions to our pension plans in 2016. Changes in the current assumptions and estimates could result in contributions in years beyond 2016 that are greater than the projected 2016 contributions required. We cannot predict whether changing market or economic conditions, regulatory changes or other factors will further increase our pension expenses or funding obligations, diverting funds we would otherwise apply to other uses.

Our businesses are subject to inherent risks, some for which we maintain third-party insurance and some for which we self-insure. We may incur losses and be subject to liability claims that could have a material adverse effect on our financial condition, results of operations or cash flows.

We maintain insurance policies that provide limited coverage for some, but not all, of the potential risks and liabilities associated with our businesses. The policies are subject to deductibles and exclusions that result in our retention of a level of risk on a self-insurance basis. For some risks, we may not obtain insurance if we believe the cost of available insurance is excessive relative to the risks presented. As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially, and in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage. As a result, we may not be able to renew our existing insurance policies or procure other desirable insurance on commercially reasonable terms, if at all. Even where insurance coverage applies, insurers may contest their obligations to make payments. Our financial condition, results of operations and cash flows could be materially and adversely affected by losses and liabilities from uninsured or under-insured events, as well as by delays in the payment of insurance proceeds, or the failure by insurers to make payments. We also may incur costs and liabilities resulting from claims for damages to property or injury to persons arising from our operations.

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

An adverse determination that our services, products or manufacturing processes infringe the intellectual property rights of others, an adverse determination that a competitor has infringed our intellectual property rights, or our failure to enforce our intellectual property rights could have a materially adverse effect on our business, operating results or financial condition.

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

The Company also seeks to enforce our intellectual property rights against infringement. In October 2015, the Company filed a complaint with the U.S. International Trade Commission (ITC) and the U.S. District Court for the Northern District of Ohio alleging that Nautilus Hyosung Inc., and its subsidiary Nautilus Hyosung America Inc., infringe the Company's patents in certain ATMs. The complaints allege that Hyosung has infringed upon six of the Company's patents which relate to features in Hyosung products.

Based upon the Complaint filed by the Company, the ITC has decided to institute an investigation and has set a target date to complete the investigation in the first quarter of 2017. In response to these actions taken by the Company, in February 2016 Nautilus Hyosung filed complaints against the Company in front of the ITC and U.S. District Court for the Northern District of Texas alleging the Company infringes certain Nautilus Hyosung patents. The Company is aggressively defending the claims asserted by Nautilus Hyosung.

The Company cannot predict the outcome of actions to enforce our intellectual property rights, and, although we seek to enforce our intellectual property rights, we cannot guarantee that we will be successful in doing so. Any of the foregoing could have a materially adverse effect on our business, operating results or financial condition.

Changes in laws or regulations or the manner of their interpretation or enforcement could adversely impact our financial performance and restrict our ability to operate our business or execute our strategies.

New laws or regulations, or changes in existing laws or regulations or the manner of their interpretation or enforcement, could increase our cost of doing business and restrict our ability to operate our business or execute our strategies. This includes, among other things, the possible taxation under U.S. law of certain income from foreign operations, compliance costs and enforcement under the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) and costs associated with complying with the Patient Protection and Affordable Care Act of 2010 and the regulations promulgated thereunder. For example, under Section 1502 of the Dodd-Frank Act, the SEC has adopted additional disclosure requirements related to the source of certain “conflict minerals” for issuers for which such “conflict minerals” are necessary to the functionality or product manufactured, or contracted to be manufactured, by that issuer. The metals covered by the rules include tin, tantalum, tungsten and gold, commonly referred to as “3TG.” Our suppliers may use some or all of these materials in their production processes. The SEC’s rules require us to perform supply chain due diligence on our supply chain, including the mine owner and operator. Global supply chains can have multiple layers, thus the costs of complying with these requirements could be substantial. These requirements may also reduce the number of suppliers who provide conflict free metals, and may affect our ability to obtain products in sufficient quantities or at competitive prices. Compliance costs and the unavailability of raw materials could have a material adverse effect on our results of operations. As another example, the customs authority in Thailand has unilaterally changed its position with respect to its obligations under the World Trade Organization’s International Technology Agreement (ITA), which provides duty-free treatment for the importation of ATMs into Thailand from other member countries that have signed the ITA.

Anti-takeover provisions could make it more difficult for a third party to acquire us.

Certain provisions of our charter documents, including provisions limiting the ability of shareholders to raise matters at a meeting of shareholders without giving advance notice and permitting cumulative voting, may make it more difficult for a third party to gain control of our board of directors and may have the effect of delaying or preventing changes in our control or management. This could have an adverse effect on the market price of our common shares. Additionally, Ohio corporate law provides that certain notice and informational filings and special shareholder meeting and voting procedures must be followed prior to consummation of a proposed control share acquisition, as defined in the Ohio Revised Code. Assuming compliance with the prescribed notice and information filings, a proposed control share acquisition may be made only if, at a special meeting of shareholders, the acquisition is approved by both a majority of our voting power represented at the meeting and a majority of the voting power remaining after excluding the combined voting power of the interested shares, as defined in the Ohio Revised Code. The application of these provisions of the Ohio Revised Code also could have the effect of delaying or preventing a change of control.

The Company may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

The Company's ability to make scheduled payments or refinance its debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. The Company may be unable to maintain a level of cash flows from operating activities sufficient to permit the payment of principal, premium, if any, and interest on its indebtedness.

If the Company's cash flows and capital resources are insufficient to fund its debt service obligations, the Company could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance its indebtedness. The Company may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow the Company to meet its scheduled debt service obligations. In addition, the terms of the Company's existing or future debt arrangements may restrict it from effecting any of these alternatives.

The Company's inability to generate sufficient cash flows to satisfy its debt obligations, or to refinance its indebtedness on commercially reasonable terms or at all, would materially and adversely affect its financial position and results of operations.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

The Company's corporate offices are located in North Canton, Ohio. Within NA, Diebold leases manufacturing facilities in Greensboro, North Carolina and has selling, service and administrative offices throughout the United States and Canada, including a software development center in Canada. AP owns and operates manufacturing facilities in China and India and selling, service and administrative offices in the following locations: Australia, China, Hong Kong, India, Indonesia, Malaysia, Philippines, Taiwan, Thailand, Singapore and Vietnam. EMEA owns or leases and operates manufacturing facilities in Belgium and Hungary and has selling, service and administrative offices in the following locations: Austria, Denmark, Belgium, France, Germany, Hungary, Israel, Italy, Luxembourg, Morocco, Namibia, the Netherlands, Poland, Portugal, Russia, South Africa, Spain, Switzerland, Turkey, Uganda, the United Arab Emirates and the United Kingdom. LA has selling, service and administrative offices in the following locations: Barbados, Belize, Bolivia, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, El Salvador, Guatemala, Haiti, Honduras, Jamaica, Mexico, Nicaragua, Panama, Paraguay, Peru, and Uruguay. In addition, LA owns and operates manufacturing facilities and has selling, service and administrative offices throughout Brazil. The Company leases a majority of the selling, service and administrative offices under operating lease agreements.
The Company considers that its properties are generally in good condition, are well maintained, and are generally suitable and adequate to carry on the Company's business.

ITEM 3: LEGAL PROCEEDINGS
(dollars in millions)

At December 31, 2015, the Company was a party to several lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the Company's financial position or results of operations. In addition, the Company has indemnification obligations with certain former employees and costs associated with these indemnifications are expensed as incurred. In management's opinion, the Company's consolidated financial statements would not be materially affected by the outcome of those legal proceedings, commitments, or asserted claims.

In addition to the routine legal proceedings noted above, the Company was a party to the legal proceedings described below at
December 31, 2015:

Indirect Tax Contingencies
The Company accrues non-income tax liabilities for indirect tax matters when management believes that a loss is probable and the amounts can be reasonably estimated, while contingent gains are recognized only when realized. In the event any losses are sustained in excess of accruals, they are charged against income. In evaluating indirect tax matters, management takes into consideration factors such as historical experience with matters of similar nature, specific facts and circumstances, and the likelihood of prevailing. Management evaluates and updates accruals as matters progress over time. It is reasonably possible that some of the matters for which accruals have not been established could be decided unfavorably to the Company and could require recognizing future expenditures. Also, statutes of limitations could expire without the Company paying the taxes for matters for which accruals have been established, which could result in the recognition of future gains upon reversal of these accruals at that time.

At December 31, 2015, the Company was a party to several routine indirect tax claims from various taxing authorities globally that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the consolidated financial statements would not be materially affected by the outcome of these indirect tax claims and/or proceedings or asserted claims.

In addition to these routine indirect tax matters, the Company was a party to the proceedings described below:

In August 2012, one of the Company's Brazil subsidiaries was notified of a tax assessment of approximately R$270.0, including penalties and interest, regarding certain Brazil federal indirect taxes (Industrialized Products Tax, Import Tax, Programa de Integração Social and Contribution to Social Security Financing) for 2008 and 2009. The assessment alleges improper importation of certain components into Brazil's free trade zone that would nullify certain indirect tax incentives. On September 10, 2012, the Company filed its administrative defenses with the tax authorities. This proceeding is currently pending an administrative level decision, which could negatively impact Brazil federal indirect taxes in other years that remain open under statute. It is reasonably possible that the Company could be required to pay taxes, penalties and interest related to this matter, which could be material to the Company's consolidated financial statements.

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

In connection with the Brazil indirect tax assessment, in May 2013, the SEC requested that the Company retain certain documents and produce certain records relating to the assessment, to which the Company complied. In September 2014, the Company was notified by the SEC that it had closed its inquiry relating to the assessment.

Beginning in July 2014 the Company challenged customs rulings in Thailand seeking to retroactively collect customs duties on previous imports of ATMs. Management believes that the customs authority’s attempt to retroactively assess customs duties is in contravention of World Trade Organization agreements and, accordingly, is challenging the rulings. In the third quarter of 2015, the Company received a prospective ruling from the United States Customs Border Protection which is consistent with its interpretation of the treaty in question. We are submitting that ruling for consideration in our ongoing dispute with Thailand. The matters are currently in the appeals process and management continues to believe that the Company has a valid legal position in these appeals. Accordingly, the Company has not accrued any amount for this contingency; however, the Company cannot provide any assurance that it will not ultimately be subject to a retroactive assessment.

At December 31, 2015 and 2014, the Company had an accrual of approximately $7.5 and $12.5, respectively, related to the Brazil indirect tax matter disclosed above. The reduction in the accrual is due to the expiration of the statute of limitations related to years subject to audit and foreign currency fluctuations.

A loss contingency is reasonably possible if it has a more than remote but less than probable chance of occurring. Although management believes the Company has valid defenses with respect to its indirect tax positions, it is reasonably possible that a loss could occur in excess of the estimated accrual, for which the Company estimated the aggregate risk at December 31, 2015 to be up to approximately $174.5 for its material indirect tax matters, of which approximately $138.0 and $24.0, respectively, relates to the Brazil indirect tax matter and Thailand customs matter disclosed above. The aggregate risk related to indirect taxes is adjusted as the applicable statutes of limitations expire.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common shares of the Company are listed on the New York Stock Exchange with a symbol of “DBD.” The price ranges of common shares of the Company for the periods indicated below are as follows:

	2015		2014		2013
	High	Low	High	Low	High	Low
1st Quarter	$36.49	$30.63	$40.78	$32.05	$33.30	$27.59
2nd Quarter	$38.94	$33.21	$41.45	$36.20	$33.95	$28.26
3rd Quarter	$35.79	$29.16	$40.90	$35.00	$35.40	$27.89
4th Quarter	$37.98	$29.60	$38.67	$32.31	$34.44	$28.88
Full Year	$38.94	$29.16	$41.45	$32.05	$35.40	$27.59

There were 56,238 shareholders of the Company at December 31, 2015, which includes an estimated number of shareholders who have shares held in their accounts by banks, brokers, and trustees for benefit plans and the agent for the dividend reinvestment plan.

On the basis of amounts paid and declared quarterly, the annualized dividends per share were $1.15 in 2015, 2014 and 2013.

Information concerning the Company’s share repurchases made during the fourth quarter of 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
October	137	$37.47	—	2,426,177
November	2,871	$33.80	—	2,426,177
December	425	$30.80	—	2,426,177
Total	3,433	$33.64	—

(1)	All shares were surrendered or deemed surrendered to the Company in connection with the Company’s stock-based compensation plans.

(2)
The total number of shares repurchased as part of the publicly announced share repurchase plan was 13,450,772 as of December 31, 2015. The plan was approved by the Board of Directors in April 1997. The Company may purchase shares from time to time in open market purchases or privately negotiated transactions. The Company may make all or part of the purchases pursuant to accelerated share repurchases or Rule 10b5-1 plans. The plan has no expiration date. The following table provides a summary of Board of Director approvals to repurchase the Company's outstanding common shares:

Total Number of Shares Approved for Repurchase
1997	2,000,000
2004	2,000,000
2005	6,000,000
2007	2,000,000
2011	1,876,949
2012	2,000,000
15,876,949

PERFORMANCE GRAPH
The graph below compares the cumulative 5-Year total return provided shareholders on Diebold, Inc.'s common stock relative to the cumulative total returns of the S&P 500 index, the S&P Midcap 400 index and two customized peer groups both consisting of twenty-five companies whose individual companies are listed in footnotes 1 and 2 below. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in each index and in each of the peer groups on 12/31/2010 and its relative performance is tracked through 12/31/2015.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Diebold, Inc., the S&P 500 Index, the S&P Midcap 400 Index, New Peer Group (1), and Old Peer Group (2)

$200
$150
$100
$50
$0
12/10
12/11
12/12
12/13
12/14
12/15
Diebold, Inc.
S&P 500
S&P Midcap 400
New Peer Group
Old Peer Group

*$100 invested on 12/31/10 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2016 S&P, a division of McGraw Hill Financial. All rights reserved.

(1)
There are twenty-five companies included in the Company's first customized peer group (New Peer Group) which are: Actuant Corp., Allegion PLC, Benchmark Electronics Inc., Brady Corp., Convergys Corp., DST Systems, Fidelity National Information Services, Fiserv Inc., Global Payments Inc., Harris Corp., International Game Technology PLC, Intuit Inc., Lexmark International Inc., Logitech International SA, Mettler Toledo International Inc., NCR Corp., Netapp Inc., Outerwall Inc., Pitney-Bowes Inc., Sensata Technologies Holding NV, The Brinks Company, The Timken Company, Unisys Corp., Western Union Company (The) and Woodward Inc.

(2)
The twenty-five companies included in the Company's second customized peer group (Old Peer Group) are: Actuant Corp., Benchmark Electronics Inc., Brady Corp., Convergys Corp., DST Systems, Fidelity National Information Services, Fiserv Inc., Flowserve Corp., Global Payments Inc., Harris Corp., International Game Technology PLC, Intuit Inc., Lexmark International Inc., Logitech International SA, Mettler Toledo International Inc., NCR Corp., Outerwall Inc., Pitney-Bowes Inc., Sensata Technologies Holding NV, SPX Corp., The Brinks Company, The Timken Company, Unisys Corp., Western Union Company (The) and Woodward Inc.

ITEM 6: SELECTED FINANCIAL DATA

The following table should be read in conjunction with “Part II - Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II - Item 8 - Financial Statements and Supplementary Data” of this Form 10-K.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in millions, except per share data)
Results of operations				(unaudited)	(unaudited)
Net sales	$2,419.3	$2,734.8	$2,582.7	$2,724.3	$2,577.4
Cost of sales	1,767.3	2,008.6	1,996.7	2,044.1	1,862.4
Gross profit	$652.0	$726.2	$586.0	$680.2	$715.0

Amounts attributable to Diebold, Incorporated
Income (loss) from continuing operations, net of tax	$57.8	$104.7	$(195.3)	$62.6	$151.8
Income (loss) from discontinued operations, net of tax	15.9	9.7	13.7	11.0	(7.6)
Net income (loss) attributable to Diebold, Incorporated	$73.7	$114.4	$(181.6)	$73.6	$144.2

Basic earnings (loss) per common share
Income (loss) from continuing operations, net of tax	$0.89	$1.62	$(3.06)	$1.00	$2.36
Income (loss) from discontinued operations, net of tax	0.24	0.15	0.21	$0.17	(0.12)
Net income (loss) attributable to Diebold, Incorporated	$1.13	$1.77	$(2.85)	$1.17	$2.24

Diluted earnings (loss) per common share
Income (loss) from continuing operations, net of tax	$0.88	$1.61	$(3.06)	$0.98	$2.35
Income (loss) from discontinued operations, net of tax	0.24	0.15	0.21	$0.17	$(0.12)
Net income (loss) attributable to Diebold, Incorporated	$1.12	$1.76	$(2.85)	$1.15	$2.23

Number of weighted-average shares outstanding
Basic shares	64.9	64.5	63.7	63.1	64.2
Diluted shares	65.6	65.2	63.7	63.9	64.8

Dividends
Common dividends paid	$75.6	$74.9	$74.0	$72.8	$72.9
Common dividends paid per share	$1.15	$1.15	$1.15	$1.14	$1.12

Consolidated balance sheet data (as of period end)			(unaudited)	(unaudited)	(unaudited)
Current assets	$1,643.6	$1,655.5	$1,555.4	$1,814.9	$1,732.3
Current liabilities	$955.8	$1,027.8	$893.8	$838.8	$837.9
Net working capital	$687.8	$627.7	$661.6	$976.1	$894.4
Property, plant and equipment, net	$175.3	$165.7	$160.9	$184.3	$192.7
Total long-term liabilities	$858.0	$759.5	$668.9	$908.8	$834.9
Total assets	$2,249.3	$2,342.1	$2,183.5	$2,592.9	$2,517.4
Total equity	$435.5	$554.8	$620.8	$845.3	$844.6

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2015
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
Management’s discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes that appear elsewhere in this annual report on Form 10-K.
Introduction
Diebold provides the services, software and technology that connect people around the world with their money — bridging the physical and digital worlds of cash conveniently, securely and efficiently. Since its founding in 1859, the Company believes it has evolved to become a leading provider of exceptional self-service innovation, security and services to financial, retail, commercial and other markets. At December 31, 2015, the Company employed approximately 16,000 associates globally, of which approximately 1,000 relate to the Company's recently divested electronic security business. The Company’s service staff is one of the financial industry’s largest, with professionals in more than 600 locations and businesses in more than 90 countries worldwide. The Company continues to execute its multi-year transformation, Diebold 2.0, with the primary objective of transforming the Company into a world-class, services-led and software-enabled company, supported by innovative hardware, which automates the way people connect with their money.
Diebold 2.0 consists of four pillars:

•	Cost - Streamline the cost structure and improve near-term delivery and execution.

•
Cash - Generate increased free cash flow in order to fund the investments necessary to drive profitable growth, while preserving the ability to return value to shareholders in the form of reliable dividends and, as appropriate, share repurchases.

•	Talent - Attract and retain the talent necessary to drive innovation and the focused execution of the transformation strategy.

•	Growth - Return Diebold to a sustainable, profitable growth trajectory.
The Company's multi-year transformation plan is expected to occur in three phases: 1) Crawl, 2) Walk, and 3) Run. As part of the transformation, the Company has identified targeted savings of $200.0 that are expected to be fully realized by the end of 2017 and plans to reinvest approximately 50 percent of the cost savings to drive long-term growth. During the “Crawl” phase, the Company was primarily focused on taking cost out of the business and reallocating a portion of these savings as reinvestments in systems and processes. The Company engaged Accenture LLP (Accenture) in a multi-year outsourcing agreement to provide finance and accounting and procurement business process services. With respect to talent, the Company attracted new leaders from top technology and services companies.
During the second half of 2015, the Company transitioned into the “Walk” phase of Diebold 2.0 whereby the Company will continue to build on each pillar of cost, cash, talent and growth. The main difference in the “Walk” phase will be a greater emphasis on increasing the mix of revenue from services and software, as well as shaping the Company’s portfolio of businesses. As it relates to increasing the mix of services and software, the Company has recently sharpened its focus on pursuing and winning multi-vendor services contracts in North America to further diversify its portfolio of services offerings. The total number of non-Diebold automated teller machines (ATMs) signed under contract as of December 31, 2015 was more than 12,000, which gives the Company a solid platform for future growth. For the software business, the recent acquisition of Phoenix Interactive Design, Inc., (Phoenix) has significantly enhanced the Company’s ability to capture more of the dynamic self-service market. The integration of Phoenix is tracking to plan and all of the Company’s global software activities are being coordinated through the new development center in London, Ontario.
As it relates to shaping the portfolio of businesses, the Company’s announcements subsequent to the third quarter of 2015 are consistent with its strategy of transforming into a world-class services-led, software-enabled company, supported by innovative hardware. On October 25, 2015, the Company entered into a definitive asset purchase agreement to divest its North America-based electronic security business. For ES to continue its growth, it would require resources and investment that Diebold is not committed to make given its focus on the self-service market. On February 1, 2016, the Company divested its North America electronic security business to Securitas AB for an aggregate purchase price of $350.0 in cash, 10.0% of which is contingent on the successful transition of certain customer relationships, which management expects to receive full payment of $35.0 in the first quarter of 2016 now that all contingencies for this payment have been achieved. The Company is estimating a pre-tax gain of approximately $245.0 on the ES divestiture which will be recognized in the first quarter of 2016 and is subject to change upon the finalization of the working capital adjustments and the income tax effect of gain on sale. The Company has also agreed to provide certain transition services for a $6.0 credit. Additionally, the Company is narrowing its scope in the Brazil other business to primarily focus on lottery and elections to help rationalize its solution set in that market. These decisions enable the Company to refocus its resources and better position itself to pursue growth opportunities in the dynamic self-service industry.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2015
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

In December 2015, the Company announced it is forming a new joint venture with a subsidiary of the Inspur Group, a Chinese cloud computing and data center company, to develop, manufacture and distribute financial self-service (FSS) solutions in China. Inspur will hold a majority stake of 51 percent in the new joint venture, which will be named Inspur Financial Information Systems, Ltd. The joint venture will offer a complete range of self-service terminals within the Chinese market, including ATMs. Also, Diebold will serve as the exclusive distributor outside of China for all products developed by the new joint venture, which will be sold under the Diebold brand.
In addition, to support Diebold's services-led approach to the market, Inspur will acquire a minority share of Diebold's current China joint venture. Moving forward, this business will be focused on providing a whole suite of services including installation, maintenance, professional and managed services related to ATMs and other automated transaction solutions.
Solutions
The Company believes it is a leader in managed and maintenance services with a dedicated service network serving our customers across the globe. The combination of the Company’s differentiated security, remote management and highly-trained field technicians has made the Company the preferred choice for current and emerging self-service solutions. Through managed services, banks entrust the management of their ATM and security operations to the Company, allowing their associates to focus on core competencies. Furthermore, the Company’s managed services provides banks and credit unions with a leading-edge technology that they need to stay competitive in the marketplace.
A significant demand driver in the global ATM marketplace is branch automation. The concept is to help financial institutions reduce their costs by migrating routine transactions, typically done inside the branch, to lower-cost automated channels, while also growing revenue, and adding convenience and security for the banks’ customers. The Company serves as a strategic partner to its customers by offering a complete branch automation solution-services, software and technology-that addresses the complete value chain of consult, design, build and operate. The Company’s Advisory Services team collaborates with our clients to help define the ideal customer experience, modify processes, refine existing staffing models and deploy technology to meet branch automation objectives. The Diebold 9900 in-lobby teller terminal (ILT) provides branch automation technology by combining the speed and accuracy of a self-service terminal with intelligence from the bank’s core systems, as well as the ability to complete higher value transactions away from the teller line.
The Company also offers hardware-agnostic, omni-channel software solutions for ATMs and a host of other self-service applications. These offerings include highly configurable, enterprise-wide software that automates and migrates financial services across channels, changing the way financial products are delivered to consumers.
Mobile integration is an emerging trend in branch automation, as consumers look for more convenient ways to interact with their financial institutions. To address this need, the Company offers its innovative Mobile Cash Access software solution, which enables consumers to initiate ATM transactions with a mobile device. By eliminating the need for an ATM card, Mobile Cash Access dramatically speeds up transaction time and reduces the risk of card skimming, fraud and theft since sensitive customer information is never stored on the mobile device and is passed to the ATM via a secure virtual private network connection. The Company has demonstrated success with this solution in North America (NA), and Europe, Middle East and Africa (EMEA).
As part of its branch automation solution, the Company offers two-way video capabilities. The solution provides consumers with on-demand access to bank call center representatives at the ATM for sales or bank account maintenance support. In addition to delivering a personal touch outside of regular business hours, it ultimately assists financial institutions by maximizing operational efficiencies, improving the consumer experience and enhancing the overall consumer relationship.
An innovation that enhances security for customers is Diebold’s ActivEdge™ secure card reader. This is the ATM industry’s first complete anti-skimming, EMV compliant card reader that prevents all known forms of skimming, the most prevalent type of ATM crime. ActivEdge™ can assist financial institutions avoid skimming-related fraud losses which, according to the ATM Industry Association, totals more than $2 billion annually worldwide. ActivEdge™ requires users to insert cards into the reader via the long edge, instead of the traditional short edge. the Company believes by shifting a card’s angle 90 degrees, ActivEdge™ prevents modern skimming devices from reading the card’s full magnetic strip, eliminating the devices’ ability to steal card data.
The Company will continue to invest in developing new services, software and security solutions that align with the needs of its customers. During the third quarter, the Company added its high-performance cash-dispensing and full-function ATM models to its self-service platform. Over the past year, the Company has unveiled three new lines of ATMs-standard market, extended branch and the high-performance line, which are designed to meet specific market and branch needs for customers.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2015
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

Pending Business Combination with Wincor Nixdorf
In the fourth quarter of 2015, the Company announced its intention to acquire Wincor Nixdorf ordinary shares through a tender offer for €38.98 in cash and 0.434 common shares of the Company per outstanding ordinary share of Wincor Nixdorf. The Company considered a number of factors in connection with its evaluation of the proposed transaction, including significant strategic opportunities and potential synergies, as generally supporting its decision to enter into the business combination agreement. The final purchase price is dependent on the stock price of the Company at the time of close. Based on the closing stock price of the Company on January 26, 2016 and the U.S. dollar to euro foreign currency exchange rate of $1.0845 per euro, the total estimated purchase price will be $1,609.7 as incorporated in the Company's Form S-4/A filed with the U.S. Securities and Exchange Commission on February 5, 2016. The Company intends to finance the cash portion of the purchase price as well as any Wincor Nixdorf debt outstanding under our revolving and term loan credit agreement entered into on December 23, 2015 and bridge agreement entered into on November 23, 2015.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2015
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

The table below presents the changes in comparative financial data for the years ended December 31, 2015, 2014 and 2013. Comments on significant year-to-year fluctuations follow the table. The operating results for the NA electronic security business have been reclassified to discontinued operations for all of the periods presented. The following discussion should be read in conjunction with the consolidated financial statements and the accompanying notes that appear elsewhere in this annual report on Form 10-K.

	Year ended December 31,
	2015			2014			2013
		% of Net Sales	% Change		% of Net Sales	% Change		% of Net Sales
Net sales
Services	$1,394.2	57.6	(2.7)	$1,432.8	52.4	0.8	$1,420.8	55.0
Products	1,025.1	42.4	(21.3)	1,302.0	47.6	12.1	1,161.9	45.0
	2,419.3	100.0	(11.5)	2,734.8	100.0	5.9	2,582.7	100.0
Cost of sales
Services	932.8	38.6	(4.3)	974.8	35.6	(7.0)	1,048.3	40.6
Products	834.5	34.5	(19.3)	1,033.8	37.8	9.0	948.4	36.7
	1,767.3	73.1	(12.0)	2,008.6	73.4	0.6	1,996.7	77.3
Gross profit	652.0	26.9	(10.2)	726.2	26.6	23.9	586.0	22.7
Selling and administrative expense	488.2	20.2	2.0	478.4	17.5	(15.3)	564.5	21.9
Research, development and engineering expense	86.9	3.6	(7.2)	93.6	3.4	1.5	92.2	3.6
Impairment of assets	18.9	0.8	N/M	2.1	0.1	(97.1)	72.0	2.8
Gain on sale of assets, net	(0.6)	—	(95.3)	(12.9)	(0.5)	N/M	(2.4)	(0.1)
	593.4	24.5	5.7	561.2	20.5	(22.7)	726.3	28.1
Operating profit (loss)	58.6	2.4	(64.5)	165.0	6.0	N/M	(140.3)	(5.4)
Other expense, net	(12.8)	(0.5)	24.3	(10.3)	(0.4)	N/M	(1.5)	(0.1)
Income (loss) from continuing operations before taxes	45.8	1.9	(70.4)	154.7	5.7	N/M	(141.8)	(5.5)
Income tax (benefit) expense	(13.7)	(0.6)	N/M	47.4	1.7	(2.1)	48.4	1.9
Income (loss) from continuing operations	59.5	2.5	(44.5)	107.3	3.9	N/M	(190.2)	(7.4)
Income from discontinued operations, net of tax	15.9	0.6	63.9	9.7	0.4	(29.2)	13.7	0.6
Net income (loss)	75.4	3.1	(35.6)	117.0	4.3	N/M	(176.5)	(6.8)
Net income attributable to noncontrolling interests	1.7	0.1	(34.6)	2.6	0.1	(49.0)	5.1	0.2
Net income (loss) attributable to Diebold, Incorporated	$73.7	3.0	(35.6)	$114.4	4.2	N/M	$(181.6)	(7.0)

Amounts attributable to Diebold, Incorporated
Income (loss) from continuing operations, net of tax	$57.8	2.4		$104.7	3.8		$(195.3)	(7.6)
Income from discontinued operations, net of tax	15.9	0.6		9.7	0.4		13.7	0.6
Net income (loss) attributable to Diebold, Incorporated	$73.7	3.0		$114.4	4.2		$(181.6)	(7.0)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2015
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

RESULTS OF OPERATIONS
2015 comparison with 2014
Net Sales
The following table represents information regarding our net sales for the years ended December 31:

	2015	2014	$ Change	% Change
Total financial self-service	$2,108.7	$2,197.2	$(88.5)	(4.0)
Total security	292.8	312.4	(19.6)	(6.3)
Total financial self-service & security	2,401.5	2,509.6	(108.1)	(4.3)
Brazil other	17.8	225.2	(207.4)	(92.1)
Total net sales	$2,419.3	$2,734.8	$(315.5)	(11.5)
FSS sales decreased $88.5 or 4.0 percent inclusive of a net unfavorable currency impact of $161.2. The unfavorable currency impact was related primarily to the Brazil real and the euro. The following segment results include the impact of foreign currency.

•
NA FSS sales increased $6.4 or 0.7 percent due primarily to increased volume in Canada from a large deposit automation upgrade project combined with the incremental sales from the acquisition of Phoenix in the first quarter of 2015. The United States (U.S.) experienced growth in multi-vendor services within the national bank space as significant contracts were won in the first, third and fourth quarters of 2015. This favorability was partially offset by a product volume decline related to two large enterprise accounts in the U.S. and the winding down of the Agilis 3 and Windows 7 upgrade project in the U.S. regional bank space.

•
Asia Pacific (AP) FSS sales decreased $55.9 or 11.7 percent impacted by $17.8 in unfavorable currency. The decline was primarily attributable to a decrease in product revenue in China where the government is encouraging banks to increase their use of domestic ATM suppliers. This decline was partially offset by an increase in service revenue as India, Philippines and China have experienced growth in their service installation base as well as higher professional services volume across a majority of the region.

•
EMEA FSS sales decreased $28.3 or 6.7 percent inclusive of a $66.6 unfavorable currency impact mainly related to the weakening of the euro. Excluding the unfavorable currency impact, EMEA FSS sales increased $38.3 due to higher product volume in Turkey and with European distributors, as well as a full year benefit of Cryptera, which was acquired in the third quarter of 2014. In addition to the unfavorable currency, offsetting declines occurred in Italy due to lower product volume while Belgium, Austria and the UK had large projects in 2014.

•
Latin America (LA) FSS sales decreased $10.7 or 2.5 percent inclusive of $69.5 unfavorable currency impact mainly related to the weakening of the Brazil real. Excluding the unfavorable currency impact, LA FSS sales increased $58.8 due to growth across a majority of the region, including Mexico which experienced double digit growth related to several customers renewing their existing ATM fleets. This was offset by the unfavorable currency impact and the sale of the Company’s equity interest in the Venezuelan joint venture.

Security sales decreased $19.6 or 6.3 percent impacted by $6.1 in unfavorable currency. Approximately two-thirds of the decrease was related to continuing electronic security business, driven by volume declines in LA due to government mandated security updates in 2014. There were volume declines in AP as a result of exiting the business in Australia. Physical security was down due to volume declines in AP, LA and both the regional and national bank space in the U.S.

Brazil other sales included an unfavorable currency impact of $62.8 and a decrease related to deliveries of information technology (IT) equipment to the Brazil education ministry in the prior year. Additionally, market-specific economic and political factors continue to weigh on the purchasing environment driving lower volume in country.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2015
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

Gross Profit
The following table represents information regarding our gross profit for the years ended December 31:

	2015	2014	$ Change	% Change
Gross profit - services	$461.4	$458.0	$3.4	0.7
Gross profit - products	190.6	268.2	(77.6)	(28.9)
Total gross profit	$652.0	$726.2	$(74.2)	(10.2)

Gross margin - services	33.1%	32.0%
Gross margin - products	18.6%	20.6%
Total gross margin	26.9%	26.6%

Service gross margin increased during the time period with slight improvements throughout the international regions. AP service gross margin increased largely due to operational efficiencies gained through organizational restructuring while EMEA was driven primarily by higher service parts volume with EMEA distributors. LA’s margin improvement was driven by Venezuela, which had a lower cost of market adjustment in 2014 that favorably affected margins between the time periods. NA experienced a declines in gross margin and gross profit as a result of volume and service mix. Service gross profit in 2015 and 2014 included restructuring charges of $3.1 and $1.3, respectively.

Product gross margin decreased during the time period due to a decline in volume and a shift in product solution mix. In addition, product gross margin was adversely impacted by $4.7 of inventory reserves related to the cancellation of certain projects in connection with the current Brazil economic and political environment. Product gross profit included total restructuring charges and non-routine expenses of $1.6 in 2015 and net benefit of $5.2 in 2014, which was related to Brazil indirect tax reversals.

Operating Expenses
The following table represents information regarding our operating expenses for the years ended December 31:

	2015	2014	$ Change	% Change
Selling and administrative expense	$488.2	$478.4	$9.8	2.0
Research, development and engineering expense	86.9	93.6	(6.7)	(7.2)
Impairment of assets	18.9	2.1	16.8	N/M
Gain on sale of assets, net	(0.6)	(12.9)	12.3	(95.3)
Total operating expenses	$593.4	$561.2	$32.2	5.7

The increase in selling and administrative expense resulted primarily from higher non-routine and restructuring charges and an increase in the bad debt reserve of $4.6 in the third quarter of 2015 related to the cancellation of a previously awarded government contract in connection with the current Brazil economic and political environment, net of lower operational spend and favorable currency impact.

Non-routine expenses of $36.3 and $9.2 were included in 2015 and 2014, respectively. The non-routine expenses pertained to legal, indemnification and professional fees related to corporate monitor efforts, which was $14.7 and $9.2 in 2015 and 2014, respectively. Additionally, 2015 included divestiture and potential acquisition costs of $21.1 in non-routine expense, with no comparable expense in 2014. Selling and administrative expense also included $16.7 and $9.7 of restructuring charges in 2015 and 2014, respectively. Restructuring charges in 2015 and 2014 consisted of the Company's transformation and business process outsourcing initiative. There were additional costs in 2015 associated with executive delayering.

Research, development and engineering expense as a percent of net sales in 2015 and 2014 were relatively flat. The Company increased investment in 2015 related to the acquisition and integration of Phoenix as well as incremental expense associated with the acquisition of Cryptera, which was completed in the second half of 2014. This increase was offset by favorable currency impact and a decrease between the time periods mainly due to higher material and labor costs in 2014 related to the launch of new ATM models and enhanced modules.
As of March 31, 2015, the Company agreed to sell its equity interest in its Venezuela joint venture to its joint venture partner and recorded a $10.3 impairment of assets in the first quarter of 2015. On April 29, 2015, the Company closed the sale for the estimated fair market value and recorded a $1.0 reversal of impairment of assets based on final adjustments in the second quarter of 2015,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2015
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

resulting in a $9.3 impairment of assets. Final fair value adjustments resulted in an overall impairment of $9.7. The Company no longer has a consolidating entity in Venezuela but will continue to operate in Venezuela on an indirect basis. Additionally, the Company recorded an impairment related to other intangibles in LA in the second quarter of 2015 and an impairment of $9.1 related to redundant legacy Diebold internally-developed software as a result of the acquisition of Phoenix in the first quarter of 2015 in which the carrying amounts of the assets were not recoverable.

During the second quarter of 2014, the Company divested its Eras subsidiary, resulting in a gain on sale of assets of $13.7.

Operating Profit
The following table represents information regarding our operating profit (loss) for the years ended December 31:

	2015	2014	$ Change	% Change
Operating profit	$58.6	$165.0	$(106.4)	(64.5)
Operating profit margin	2.4%	6.0%

The decrease in operating profit resulted from lower product revenue primarily in Brazil and China combined with higher net non-routine and restructuring charges. Impairment of assets and gain on sales of assets unfavorably impacted operating profit as a result of impairments in the first half of 2015 and the gain on the sale of Eras in 2014. Improvement in service margin helped to partially offset these declines.

Other (Expense) Income
The following table represents information regarding our other (expense) income for the years ended December 31:

	2015	2014	$ Change	% Change
Investment income	$26.0	$34.5	$(8.5)	(24.6)
Interest expense	(32.5)	(31.4)	(1.1)	3.5
Foreign exchange loss, net	(10.0)	(11.8)	1.8	(15.3)
Miscellaneous, net	3.7	(1.6)	5.3	N/M
Other (expense) income	$(12.8)	$(10.3)	$(2.5)	24.3

The decrease in investment income was driven primarily by unfavorable currency impact in Brazil. The foreign exchange loss net for 2015 and 2014 included $7.5 and $12.1, respectively, related to the devaluation of the Venezuela currency. The change in miscellaneous, net was primarily related to income derived from the fair value re-measurement of foreign currency option contracts.

Net Income from Continuing Operations, net of tax
The following table represents information regarding our net income from continuing operations, net of tax for the years ended December 31:

	2015	2014	$ Change	% Change
Net income (loss)	$59.5	$107.3	$(47.8)	(44.5)
Percent of net sales	2.5%	3.9%
Effective tax rate	(29.9)%	30.6%

The decrease in net income was driven by lower operating profit resulting from lower product revenue in conjunction with higher net non-routine and restructuring charges as well as a net detriment between years associated with impairment of assets and gain on sales of assets.

The tax rate benefit for the year ended December 31, 2015 resulted from the repatriation of foreign earnings, the associated recognition of foreign tax credits and related benefits due to the passage of the Protecting Americans from Tax Hikes (PATH) Act of 2015.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2015
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

Income from Discontinued Operations, Net of Tax
On February 1, 2016, the Company executed a definitive asset purchase agreement (Purchase Agreement) with a wholly owned subsidiary of Securitas AB (Securitas Electronic Security) to divest its electronic security business located in the U.S. and Canada for an aggregate purchase price of approximately $350.0 in cash, 10.0 percent of which is contingent based on the successful transition of certain customer relationships, which management expects to receive full payment of $35.0 in the first quarter of 2016 now that all contingencies for this payment have been achieved. The Company has also agreed to provide certain transition services to Securitas Electronic Security after the closing, including providing the Securitas Electronic Security a $6.0 credit for such services.

Income from discontinued operations, net of tax was $15.9 and $9.7 for the years ended December 31, 2015 and 2014, respectively. The operating results for the electronic security business were previously included in the Company's NA segment and have been reclassified to discontinued operations for all of the periods presented. Additionally, the assets and liabilities of this business are classified as held for sale in the Company's consolidated balance sheets for all of the periods presented.

Segment Revenue and Operating Profit Summary
The following tables represent information regarding our revenue and operating profit by reporting segment for the years ended December 31:

North America:	2015	2014	$ Change	% Change
Revenue	$1,094.5	$1,091.4	$3.1	0.3
Segment operating profit	$250.1	$266.3	$(16.2)	(6.1)
Segment operating profit margin	22.9%	24.4%

NA revenue increased due to higher FSS sales. The key drivers of this growth were higher volume in Canada from a large deposit automation upgrade project, increased multi-vendor services revenue in the U.S. and the acquisition of Phoenix. This was offset in part by decreased product volume in the U.S. in both the national and regional bank space. Physical security sales were lower between the time periods with volume declines in product revenue more than offsetting an increase in service. Operating profit decreased principally due to the mix between regional and national customers, product mix and increased operating expenses resulting from the Phoenix acquisition.

Asia Pacific:	2015	2014	$ Change	% Change
Revenue	$439.6	$500.3	$(60.7)	(12.1)
Segment operating profit	$63.1	$66.4	$(3.3)	(5.0)
Segment operating profit margin	14.4%	13.3%

AP revenue in 2015 decreased from the prior year mainly as a result of a 39.4 percent decline in product revenue in China where the government is encouraging banks to increase their use of domestic ATM suppliers. AP Revenue in 2015 was also adversely impacted by unfavorable currency of $19.3. These declines were partially offset by service revenue growth in a majority of the countries related to higher professional services and billed work volume. Operating profit decreased as a result of lower product volume combined with higher operating expense, which was offset by increased service margin largely due to operational efficiencies gained through organizational restructuring.

Europe, Middle East and Africa:	2015	2014	$ Change	% Change
Revenue	$393.1	$421.2	$(28.1)	(6.7)
Segment operating profit	$55.3	$61.4	$(6.1)	(9.9)
Segment operating profit margin	14.1%	14.6%

EMEA revenue decreased primarily due to an unfavorable currency impact of $66.6 as well as product volume declines in Italy, Belgium, Austria and the UK. This was offset by higher product volume in the Middle East and increased service parts sales to distributors, as well as the benefit of the Cryptera acquisition of $8.6. Operating profit declined primarily due to the aforementioned currency impact as well as lower product volume and revenue mix combined with higher operating expenses due to incremental spend resulting from the Cryptera acquisition. This was offset by additional service revenue associated with parts sales to a distributor in the Middle East.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2015
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

Latin America:	2015	2014	$ Change	% Change
Revenue	$492.1	$721.9	$(229.8)	(31.8)
Segment operating profit	$37.4	$68.7	$(31.3)	(45.6)
Segment operating profit margin	7.6%	9.5%

LA revenue decreased in 2015 compared to 2014, including a net unfavorable currency impact of $136.9. In Brazil, market-specific economic and political factors affecting the purchasing environment have driven lower Brazil other volume as well as a delivery of IT equipment to a Brazil education ministry in 2014 that was non-recurring. This was partially offset by FSS revenue growth related to product volume, particularly in Mexico where several customers are renewing their install bases. Operating profit decreased due to product volume decline in the Brazil other business and $9.3 of bad debt and inventory reserve increases primarily related to the cancellation of previously awarded government contracts in connection with the current Brazil economic and political environment. Operating profit benefited from decreased operating expenses during the time period mainly related to favorable currency impact.

Refer to note 20 to the consolidated financial statements, which is contained in Item 8 of this annual report on Form 10-K, for further details of segment revenue and operating profit.

2014 comparison with 2013
Net Sales
The following table represents information regarding our net sales for the years ended December 31:

	2014	2013	$ Change	% Change
Total financial self-service	$2,197.2	$2,166.4	$30.8	1.4
Total security	312.4	344.3	(31.9)	(9.3)
Brazil other	225.2	72.0	153.2	N/M
Total net sales	$2,734.8	$2,582.7	$152.1	5.9
The increase in FSS sales included a net unfavorable currency impact of $53.2 or 2.5 percent, of which 43 percent related to the Brazil real. The following segment results include the impact of foreign currency. NA FSS sales decreased $17.6 or 2.0 percent primarily from lower volume within the U.S. national bank business partially offset by improvement between years in the U.S. regional bank space and Canada. AP FSS sales increased $19.6 or 4.3 percent primarily due to growth in India, China and the Philippines partially offset by a decline in Indonesia due to a large order in the prior year. EMEA FSS sales increased $59.6 or 16.5 percent with the main drivers being growth in Western Europe, higher volume in Africa and the acquisition of Cryptera. LA FSS sales decreased $30.8 or 6.6 percent due to lower product sales volume primarily in Brazil, a decline in Colombia and a decrease in Venezuela resulting from the currency control policy of the Venezuelan government offset by higher volume in Mexico and a net gain in the rest of the region.

Security sales decreased due to a decline in the physical security business, which was partially offset by an increase in the electronic security business. From a regional perspective, the decrease in total physical security sales resulted primarily from a decline in NA. The increase in electronic security related to LA, where in Chile a large government project was completed in the fourth quarter of 2014.

Brazil other increased due to lottery sales volume combined with the favorable impact of deliveries of IT equipment to the education ministry primarily in the first quarter of 2014, which are not expected to recur in 2015, offset in part by a decrease in election systems sales.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2015
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

Gross Profit
The following table represents information regarding our gross profit for the years ended December 31:

	2014	2013	$ Change	% Change
Gross profit - services	$458.0	$372.5	$85.5	23.0
Gross profit - products	268.2	213.5	54.7	25.6
Total gross profit	$726.2	$586.0	$140.2	23.9

Gross margin - services	32.0%	26.2%
Gross margin - products	20.6%	18.4%
Total gross margin	26.6%	22.7%

The increase in service gross margin was primarily driven by NA, which benefited from lower employee-related expense associated with restructuring initiatives implemented as part of the Company’s service transformation efforts, including the ongoing benefit from its pension freeze and voluntary early retirement program. Total service gross margin in 2014 compared to the prior year was also favorably impacted by margin improvement in LA. Total service gross profit in 2014 and 2013 included restructuring charges of $0.5 and $25.6, respectively.

The increase in product gross margin resulted from margin improvements in each international region. LA was a strong contributor as the Company benefited from certain contractual provisions in Venezuela that settled in the year ended December 31, 2014. EMEA was also a contributor largely due to higher volume. Total product gross profit in 2014 included a non-routine benefit of $5.8 and 2013 included non-routine expense of $0.8, both of which were related to Brazil indirect taxes.

Operating Expenses
The following table represents information regarding our operating expenses for the years ended December 31:

	2014	2013	$ Change	% Change
Selling and administrative expense	$478.4	$564.5	$(86.1)	(15.3)
Research, development and engineering expense	93.6	92.2	1.4	1.5
Impairment of assets	2.1	72.0	(69.9)	(97.1)
Gain on sale of assets, net	(12.9)	(2.4)	(10.5)	N/M
Total operating expenses	$561.2	$726.3	$(165.1)	(22.7)

The decrease in selling and administrative expense resulted primarily from lower non-routine expense and restructuring charges, savings realized from the Company's continued focus on cost structure and favorable currency impact, partially offset by the reinvestment of the Company’s savings into transformation initiatives. Non-routine expenses of $9.2 and $128.7 were included in 2014 and 2013, respectively. The primary components of the 2013 non-routine expense were a $67.6 non-cash pension charge, additional losses of $28.0 related to the settlement of the Foreign Corrupt Practices Act (FCPA) investigation, $17.2 related to the settlement of the securities class action lawsuit and executive severance costs of $9.3. Selling and administrative expense also included $9.7 and $20.3 of restructuring charges in 2014 and 2013, respectively. Restructuring charges in 2014 and 2013 related to the Company's multi-year realignment plan. Excluding non-routine expenses and restructuring charges, selling and administrative expense increased $43.9, which is nearly flat as a percentage of net sales in 2014 compared to the prior year. The increase in selling and administrative expense primarily relates to incremental commission expense and investments related to our back office transformation.

Research, development and engineering expense as a percent of net sales in 2014 and 2013 were relatively flat. The Company increased investment in 2014 related to development efforts to support the Company's innovation in future products, which was offset by restructuring charges of $6.0 incurred in 2013.

The Company performed an other-than-annual assessment for its Brazil reporting unit in the third quarter of 2013 based on a two-step impairment test and concluded that the goodwill within the Brazil reporting unit was partially impaired. The Company recorded a $70.0 pre-tax, non-cash goodwill impairment charge in the third quarter of 2013 due to deteriorating macro-economic outlook, structural changes to an auction-based purchasing environment and new competitors entering the market.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2015
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

During the second quarter of 2014, the Company divested Eras within the NA segment, resulting in a gain on sale of assets of $13.7. During the first quarter of 2013, the Company recognized a gain on assets of $2.2 resulting from the sale of certain U.S. manufacturing operations to a long-time supplier.

Operating Profit (Loss)
The following table represents information regarding our operating profit (loss) for the years ended December 31:

	2014	2013	$ Change	% Change
Operating profit (loss)	$165.0	$(140.3)	$305.3	N/M
Operating profit (loss) margin	6.0%	(5.4)%

The increase in operating profit (loss) resulted from a reduction in operating expense mainly due to lower non-routine and restructuring charges. Operating profit also improved in total margin and higher product sales, offset in part by higher spend partially attributable to reinvestment of the Company’s savings into transformation strategies.

Other (Expense) Income
The following table represents information regarding our other (expense) income for the years ended December 31:

	2014	2013	$ Change	% Change
Investment income	$34.5	$27.6	$6.9	25.0
Interest expense	(31.4)	(29.2)	(2.2)	7.5
Foreign exchange (loss) gain, net	(11.8)	0.2	(12.0)	N/M
Miscellaneous, net	(1.6)	(0.1)	(1.5)	N/M
Other (expense) income	$(10.3)	$(1.5)	$(8.8)	N/M

The increase in investment income compared to the prior year was driven by LA due to leasing portfolio growth in Brazil. The foreign exchange loss for 2014 and the foreign exchange gain in 2013 included losses of $12.1 and $1.6, respectively, related to the devaluation of the Venezuelan currency.

Income from Discontinued Operations, Net of Tax
Income from discontinued operations, net of tax was $9.7 and $13.7 for the years ended December 31, 2014 and 2013, respectively. The operating results for the electronic security business were previously included in the Company's NA segment and have been reclassified to discontinued operations for all of the periods presented. Additionally, the assets and liabilities of this business are classified as held for sale in the Company's consolidated balance sheet for all of the periods presented.

Income (Loss) from Continuing Operations, Net of Tax
The following table represents information regarding our income (loss) from continuing operations, net of tax, for the years ended December 31:

	2014	2013	$ Change	% Change
Income (loss) from continuing operations, net of tax	$107.3	$(190.2)	$297.5	N/M
Percent of net sales	3.9%	(7.4)%
Effective tax rate	30.6%	(34.1)%

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
AND RESULTS OF OPERATIONS as of December 31, 2015
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

The negative tax rate for 2013 is a result of tax expense of approximately $55.0 related to the repatriation of previously undistributed earnings and the establishment of a valuation allowance of approximately $39.2 on deferred tax assets in the Company's Brazil manufacturing facility. The 2013 tax rate was also negatively impacted by the partially non-deductible goodwill impairment related to the Brazil reporting unit and the FCPA penalty charge.

Segment Revenue and Operating Profit Summary
The following tables represent information regarding our revenue and operating profit by reporting segment for the years ended December 31:

North America:	2014	2013	$ Change	% Change
Revenue	$1,091.4	$1,140.2	$(48.8)	(4.3)
Segment operating profit	$266.3	$232.4	$33.9	14.6
Segment operating profit margin	24.4%	20.4%

NA revenue decreased due to lower FSS sales resulting from decreased volume in the U.S. national bank sector partially due to the impact of a large non-recurring project in the prior year, offset in part by improvement between years in the U.S. regional bank business and Canada. NA revenue also declined due to lower physical security sales between years. Operating profit increased despite the net sales decline due to an improvement in service margin primarily driven by lower employee-related expense resulting from restructuring initiatives in addition to the ongoing benefit from the Company's pension freeze and voluntary early retirement program.

Asia Pacific:	2014	2013	$ Change	% Change
Revenue	$500.3	$479.1	$21.2	4.4
Segment operating profit	$66.4	$62.8	$3.6	5.7
Segment operating profit margin	13.3%	13.1%

AP revenue in 2014 included net unfavorable currency impact of $14.1. Including the impact of foreign currency, revenue in 2014 compared to 2013 increased mainly from growth in India, China and the Philippines partially offset by a decrease in Indonesia because of a large order in 2013. Operating profit increased due to higher volume and improved margin performance in the region partially offset by higher operating expense.

Europe, Middle East and Africa:	2014	2013	$ Change	% Change
Revenue	$421.2	$362.2	$59.0	16.3
Segment operating profit	$61.4	$44.0	$17.4	39.5
Segment operating profit margin	14.6%	12.1%

EMEA revenue increased primarily from higher sales volume in Western Europe and Africa. The acquisition of Cryptera in the third quarter of 2014 resulted in incremental revenue and operating profit of $14.9 and $1.2, respectively. The overall volume increase led to product gross margin expansion driving the improvement in operating profit compared to the prior year.

Latin America:	2014	2013	$ Change	% Change
Revenue	$721.9	$601.1	$120.8	20.1
Segment operating profit	$68.7	$41.5	$27.2	65.5
Segment operating profit margin	9.5%	6.9%

LA revenue increased in 2014 compared to 2013, including a net unfavorable currency impact of $29.1. The constant currency revenue improvement related to lottery sales volume and deliveries of IT equipment to the education ministry in the first quarter of 2014 partially offset by a decrease in FSS volume and elections systems sales. Operating profit increased as a result of the higher product sales volume, the benefit from certain contractual provisions in Venezuela that settled in the year ended December 31, 2014 and a gain in service margin primarily in Brazil. This was partially offset by an increase in operating expenses and a lower of cost or market adjustment of $4.1 in 2014 as a result of the Venezuelan currency devaluation.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2015
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

Refer to note 20 to the consolidated financial statements, which is contained in Item 8 of this annual report on Form 10-K, for further details of segment revenue and operating profit.
LIQUIDITY AND CAPITAL RESOURCES
Capital resources are obtained from income retained in the business, borrowings under the Company’s senior notes, committed and uncommitted credit facilities and operating and capital leasing arrangements. Management expects that the Company’s capital resources will be sufficient to finance planned working capital needs, research and development activities, investments in facilities or equipment, pension contributions, the payment of dividends on the Company’s common shares and any repurchases of the Company’s common shares for at least the next 12 months. At December 31, 2015, $326.5 or 92.4 percent of the Company’s cash and cash equivalents and short-term investments reside in international tax jurisdictions. Repatriation of these funds could be negatively impacted by potential payments for foreign and domestic taxes, excluding $107.1 that is available for repatriation with no additional tax expense because the Company has already provided for such taxes. Part of the Company’s growth strategy is to pursue strategic acquisitions. The Company has made acquisitions in the past and intends to make acquisitions in the future, including the potential acquisition of Wincor Nixdorf. The Company intends to finance any future acquisitions with either cash and short-term investments, cash provided from operations, borrowings under available credit facilities, proceeds from debt or equity offerings and/or the issuance of common shares. The Company intends to finance the cash portion of the purchase price as well as any Wincor Nixdorf debt outstanding under our revolving and term loan credit agreement entered into on December 23, 2015 and bridge agreement entered into on November 23, 2015.

The Company's global liquidity as of December 31, 2015 and 2014 was as follows:

	2015	2014
Cash and cash equivalents	$313.6	$326.1
Additional cash availability from
Short-term uncommitted lines of credit	69.0	115.2
Five-year credit facility	352.0	280.0
Short-term investments	39.9	136.7
Total global liquidity	$774.5	$858.0

The following table summarizes the results of our consolidated statement of cash flows for the years ended December 31:

Net cash flow provided by (used in)	2015	2014	2013
Operating activities - continuing operations	$31.6	$189.1	$122.9
Investing activities - continuing operations	(62.4)	15.1	(51.1)
Financing activities - continuing operations	42.2	(81.2)	(204.5)
Discontinued operations, net	2.6	(3.5)	(0.3)
Effect of exchange rate changes on cash and cash equivalents	(23.9)	(28.2)	(5.1)
Net (decrease) increase in cash and cash equivalents	$(9.9)	$91.3	$(138.1)

Operating Activities. Cash flows from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments for income taxes, restructuring activities, pension funding and other items impact reported cash flows. Net cash provided by operating activities was $31.6 for the year ended December 31, 2015, a decrease of $157.5 from $189.1 for the year ended December 31, 2014. The overall decline was primarily due to lower income from continuing operations, higher working capital and reductions in deferred revenue. Additional detail is included below:

•
Cash flows from continuing operating activities during the year ended December 31, 2015 compared to the year ended December 31, 2014 were negatively impacted by a $47.8 decrease in income from continuing operations, net of tax, primarily related to the aforementioned market-specific economic and political factors affecting the purchasing environment in Brazil, bad debt and inventory reserve increases related to the cancellation of certain projects in connection with the current Brazil economic and political environment, $18.9 impairment of assets, the adverse impact of foreign currency compared to the same period of 2014, and the gain on sale of assets of $13.7 in the second quarter of 2014 which resulted from the Company's divestiture of its Eras subsidiary. The decrease in share-based compensation expense to $12.4 in 2015 from $21.5 in 2014 was primarily due to changes in the assumptions related to performance shares. The impairment of assets, primarily in the first quarter of 2015, related to the sale of the Company's equity interest in Venezuela as well as impairment of redundant legacy Diebold internally-developed software as a result of the acquisition of Phoenix.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2015
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

•
Accounts receivable and inventory used an aggregate of $107.6 during the year ended December 31, 2015 compared to the $81.0 during the year ended December 31, 2014. The $26.6 increase related to an increase in accounts receivable related to unbilled work which impacted the timing of cash collections and a build up in inventory related to securing multi-vendor services contracts in North America.

•
Deferred revenue used $14.7 of operating cash during the year ended December 31, 2015, compared to $50.7 provided in the year ended December 31, 2014. The decrease in cash flow associated with deferred revenue is due to a reduction of prepayments, primarily in China, received from customers on service contracts and product sales compared to the same period of 2014 and higher installations in 2015.

•
The aggregate of refundable and deferred income taxes used $46.4 of operating cash during the year ended December 31, 2015, compared to $1.7 used in 2014. This increase in cash used in operating activities is a result of the timing of cash payments for income taxes related to 2014 and the increase in deferred tax assets related to foreign tax credits and credits related to research and development activities primarily in the U.S.

Investing Activities. Net cash used in investing activities was $62.4 for the year ended December 31, 2015 compared to net cash provided by investing activities of $15.1 for the year ended December 31, 2014. The $77.5 change was primarily related to a $37.7 decrease in net investment activity primarily in Brazil, which is primarily used to fund the repayment of our offshore debt, a decrease of $13.4 in proceeds from the sale of assets related to the sale of Eras in the second quarter of 2014, and a $47.7 increase in cash payments related to the acquisitions. These were partially offset by a decrease of $7.8 in capital expenditures related to capital reinvestment in Diebold’s transformation strategy to $52.3 for the year ended December 31, 2015 from $60.1 for the year ended December 31, 2014.

The Company anticipates capital expenditures of approximately $40.0 related primarily to the completion of the reinvestment of capital in connection with the Diebold transformation strategy, which is expected to culminate in 2016. These capital expenditures will be expended primarily in North America. Currently, we finance these investments primarily with funds provided by income retained in the business, borrowings under Diebold’s committed and uncommitted credit facilities, and operating and capital leasing arrangements.

Financing Activities. Net cash provided by financing activities was $42.2 for the year ended December 31, 2015 compared to net cash used in financing activities of $81.2 for the year ended 2014, an increase of $123.4. The increase was primarily due to a $134.2 change in debt borrowing net of repayments, including associated debt issuance costs, year-over-year as a result of funding the $75.6 in dividend payments and the Phoenix acquisition with borrowings from the credit facility, partially offset by a decrease of $11.1 related to the issuance of common shares.

Effect of exchange rate changes on cash and cash equivalents was negatively impacted by $9.5 and $6.1 related to the currency devaluation in Venezuela for the years ended December 31, 2015 and 2014.

Benefit Plans. The Company is not currently planning to contribute to its pension plans during the year ending December 31, 2016. Beyond 2016, minimum statutory funding requirements for the Company's U.S. pension plans may become more significant. The actual amounts required to be contributed are dependent upon, among other things, interest rates, underlying asset returns and the impact of legislative or regulatory actions related to pension funding obligations. The Company has adopted a pension investment policy designed to achieve an adequate funded status based on expected benefit payouts and to establish an asset allocation that will meet or exceed the return assumption while maintaining a prudent level of risk. The plan's target asset allocation adjusts based on the plan's funded status. As the funded status improves or declines, the debt security target allocation will increase and decrease, respectively. Management monitors assumptions used for our actuarial projections as well as any funding requirements for the plans.

Payments due under the Company's other post-retirement benefit plans are not required to be funded in advance. Payments are made as medical costs are incurred by covered retirees, and are principally dependent upon the future cost of retiree medical benefits under these plans. The Company expects the other post-retirement benefit plan payments to be approximately $1.4 in 2016 (refer to note 13 to the consolidated financial statements, which is contained in Item 8 of this annual report on Form 10-K, for further discussion of the Company's pension and other post-retirement benefit plans).

The Company records a curtailment when an event occurs that significantly reduces the expected years of future service or eliminates the accrual of defined benefits for the future services of a significant number of employees. A curtailment gain is recorded when the employees who are entitled to the benefits terminate their employment; a curtailment loss is recorded when it becomes probable a loss will occur. Expense from curtailments is recorded in selling and administrative expense.

Dividends. The Company paid dividends of $75.6, $74.9 and $74.0 in the years ended December 31, 2015, 2014 and 2013, respectively. Annualized dividends per share were $1.15 for each of the years ended December 31, 2015, 2014 and 2013. The

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2015
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

first quarterly dividend of 2016 is 28.75 cents per share. The Company announced during the fourth quarter of 2015, its intention to pay a dividend at a rate less than the Company's current annual dividend rate, following the close of the potential business combination with Wincor Nixdorf.

Contractual Obligations. The following table summarizes the Company’s approximate obligations and commitments to make future payments under contractual obligations as of December 31, 2015:

		Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt	$645.1	$207.0	$51.6	$386.5	$—
Interest on debt (1)	49.8	14.8	20.4	14.6	—
Minimum operating lease obligations	128.1	43.4	47.8	24.2	12.7
Purchase commitments	9.3	9.3	—	—	—
Deal related costs	29.0	29.0	—	—	—
Total	$861.3	$303.5	$119.8	$425.3	$12.7

(1)	Amounts represent estimated contractual interest payments on outstanding long-term debt and notes payable. Rates in effect as of December 31, 2015 are used for variable rate debt.

At December 31, 2015, the Company also maintained uncertain tax positions of $13.1, for which there is a high degree of uncertainty as to the expected timing of payments (refer to note 5 to the consolidated financial statements, which is contained in Item 8 of this annual report on Form 10-K).

The Company had various short-term uncommitted lines of credit with borrowing limits of $89.0 and $139.9, of which $20.0 and $24.7 were outstanding as of December 31, 2015 and 2014, respectively. The weighted-average interest rate on outstanding borrowings on the short-term uncommitted lines of credit as of December 31, 2015 and 2014 was 5.66 percent and 2.96 percent, respectively. The increase in the weighted-average interest rate is attributable to the change in mix of borrowings in foreign entities. Short-term uncommitted lines mature in less than one year. The amount available under the short-term uncommitted lines at December 31, 2015 was $69.0.

The Company entered into a revolving and term loan credit agreement (Credit Agreement), dated as of November 23, 2015, among the Company and certain of the Company's subsidiaries, as borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders named therein. The Credit Agreement included, among other things, mechanics for the Company’s existing revolving and term loan A facilities to be refinanced under the Credit Agreement. On December 23, 2015, the Company entered into a Replacement Facilities Effective Date Amendment among the Company, certain of the Company’s subsidiaries, the lenders identified therein and JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to which the Company refinanced its existing $520.0 revolving and $230.0 term loan A senior unsecured credit facilities (which have been terminated and repaid in full) with, respectively, a new secured revolving facility (the Revolving Facility) in an amount of up to $520.0 and a new (non-delayed draw) secured term loan A facility (the Term A Facility) on substantially the same terms as the Delayed Draw Term Facility (as defined in the Credit Agreement) in the amount of up to $230.0. The Revolving Facility and Term A Facility will be subject to the same maximum consolidated net leverage ratio and minimum consolidated interest coverage ratio as the Delayed Draw Term Facility. On December 23, 2020, the Term A Facility will mature and the Revolving Facility automatically terminates. The weighted-average interest rate on the term loan as of December 31, 2015 was 2.33 percent, which is variable based on the London Interbank Offered Rate (LIBOR).

The amount available under the Revolving Facility as of December 31, 2015 was $352.0. The Company incurred $6.0 and $1.4 of fees related to amending its credit facility in 2015 and 2014, respectively, which are amortized as a component of interest expense over the term of the facility.

In March 2006, the Company issued senior notes in an aggregate principal amount of $300.0 with a weighted-average fixed interest rate of 5.50 percent. The Company entered into a derivative transaction to hedge interest rate risk on $200.0 of the senior notes, which was treated as a cash flow hedge. This reduced the effective interest rate from 5.50 percent to 5.36 percent. The Company funded the repayment of $75.0 of the senior notes at maturity in March 2013 using borrowings under its revolving credit facility. The maturity dates of the remaining senior notes are staggered, with $175.0 and $50.0 due in March 2016 and 2018, respectively. For the $175.0 of the Company's senior notes maturing in March 2016, management intends to fund the repayment through the revolving credit facility and/or proceeds from the sale of the Company's electronic security business.

The Company has received the majority and expects to receive the full $350.0 in cash proceeds, subject to customary working capital adjustments, from the divestiture of its electronic security business during the first quarter of 2016. The proceeds from the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2015
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

divestiture, net of deal costs and other related divestiture costs, will be placed in escrow to provide for the repayment of the senior notes due March 2016 and a portion of the financing for the Business Combination. The use of these funds will be restricted to the earlier of November 21, 2016, the cancellation of the tender offer or the payments for certain acquisition related items.

On November 23, 2015, the Company entered into foreign exchange option contracts to purchase €1,416.0 for $1,547.1 to hedge against the effect of exchange rate fluctuations on the euro denominated cash consideration related to the Business Combination and estimated euro denominated deal related costs and any outstanding Wincor Nixdorf borrowings. The weighted average strike price is $1.09 per euro. These foreign exchange option contracts are non-designated and included in other current assets or other current liabilities based on the net asset or net liability position, respectively. As of December 31, 2015, these hedges represented a net asset fair value of $7.0. The arrangement will net settle with an additional maximum payout of approximately $60.0, which relates to a delayed premium due at maturity of the contracts in November 2016. In 2015, the $7.0 gain on these non-designated derivative instruments is reflected in other income (expense) miscellaneous, net.

Off-Balance Sheet Arrangements. The Company enters into various arrangements not recognized in the consolidated balance sheets that have or could have an effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources. The principal off-balance sheet arrangements that the Company enters into are guarantees, operating leases (refer to note 14 to the consolidated financial statements, which is contained in Item 8 of this annual report on Form 10-K) and sales of finance receivables. The Company provides its global operations guarantees and standby letters of credit through various financial institutions to suppliers, customers, regulatory agencies and insurance providers. If the Company is not able to comply with its contractual obligations, the suppliers, regulatory agencies and insurance providers may draw on the pertinent bank (refer to note 15 to the consolidated financial statements, which is contained in Item 8 of this annual report on Form 10-K). The Company has sold finance receivables to financial institutions while continuing to service the receivables. The Company records these sales by removing finance receivables from the consolidated balance sheets and recording gains and losses in the consolidated statement of operations (refer to note 7 to the consolidated financial statements, which is contained in Item 8 of this annual report on Form 10-K).

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

Revenue Recognition. The Company’s revenue recognition policy is consistent with the requirements of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 605, Revenue Recognition (ASC 605). The Company records revenue when it is realized, or realizable and earned. The application of U.S. GAAP revenue recognition principles to the Company's customer contracts requires judgment, including the determination of whether an arrangement includes multiple deliverables such as hardware, software, maintenance and /or other services. For contracts that contain multiple deliverables, total arrangement consideration is allocated at the inception of the arrangement to each deliverable based on the relative selling price method. The relative selling price method is based on a hierarchy consisting of vendor specific objective evidence (VSOE) (price sold on a stand-alone basis), if available, or third-party evidence (TPE), if VSOE is not available, or estimated selling price (ESP) if neither VSOE nor TPE is available. The Company's ESP is consistent with the objective of determining VSOE, which is the price at which we would expect to transact on a stand-alone sale of the deliverable. The determination of ESP is based on applying significant judgment to weigh a variety of company-specific factors including our pricing practices, customer volume, geography, internal costs and gross margin objectives. This information is gathered from experience in customer negotiations, recent technological trends and the competitive landscape. In contracts that involve multiple deliverables, maintenance services are typically accounted for under FASB ASC 605-20, Separately Priced Extended Warranty and Product Maintenance Contracts. There have been no material changes

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2015
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

to these estimates for the periods presented and the Company believes that these estimates generally should not be subject to significant changes in the future, until the adoption of the new revenue standard. However, changes to deliverables in future arrangements could materially impact the amount of earned or deferred revenue.

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

Allowances for Credit Losses. The Company maintains allowances for potential credit losses and such losses have been minimal and within management’s expectations. Since the Company’s receivable balance is concentrated primarily in the financial and government sectors, an economic downturn in these sectors could result in higher than expected credit losses. The concentration of credit risk in the Company’s trade receivables with respect to financial and government customers is largely mitigated by the
Company’s credit evaluation process and the geographical dispersion of sales transactions from a large number of individual customers.

Inventory Reserves. At each reporting period, the Company identifies and writes down its excess and obsolete inventories to net realizable value based on usage forecasts, order volume and inventory aging. With the development of new products, the Company also rationalizes its product offerings and will write-down discontinued product to the lower of cost or net realizable value.

Acquisitions and Divestitures. Acquisitions are accounted for using the purchase method of accounting. This method requires the Company to record assets and liabilities of the business acquired at their estimated fair market values as of the acquisition date. Any excess cost of the acquisition over the fair value of the net assets acquired is recorded as goodwill. The Company generally uses valuation specialists to perform appraisals and assist in the determination of the fair values of the assets acquired and liabilities assumed. These valuations require management to make estimates and assumptions that are critical in determining the fair values of the assets and liabilities.

For divestitures, the Company considers assets to be held for sale when management approves and commits to a formal plan to actively market the assets for sale at a price reasonable in relation to their estimated fair value, the assets are available for immediate sale in their present condition, an active program to locate a buyer and other actions required to complete the sale have been initiated, the sale of the assets is probable and expected to be completed within one year (or, if it is expected that others will impose conditions on the sale of the assets that will extend the period required to complete the sale, that a firm purchase commitment is probable within one year) and it is unlikely that significant changes will be made to the plan. Upon designation as held for sale, the Company records the assets at the lower of their carrying value or their estimated fair value, reduced for the cost to dispose of the assets, and ceases to record depreciation expense on the assets.

The Company reports financial results for discontinued operations separately from continuing operations to distinguish the financial impact of the divestiture from ongoing operations. Discontinued operations reporting occurs only when the disposal of a component or a group of components of the Company represents a strategic shift that will have a major effect on the Company's operations and financial results. During the year ended December 31, 2015, management of the Company, through receipt in October 2015 of the required authorization from its Board of Directors after a potential buyer had been identified, committed to a plan to divest the electronic security business. As such, all of the criteria required for held for sale and discontinued operations classification were met during the fourth quarter of 2015. The pending divestiture of its electronic security business closed on February 1, 2016. Accordingly, the assets and liabilities, operating results and operating and investing cash flows for are presented as discontinued operations separate from the Company’s continuing operations for all periods presented. Prior period information has been reclassified to present this business as discontinued operations for all periods presented, and has therefore been excluded from both continuing operations and segment results for all periods presented in these consolidated financial statements and the notes to the consolidated financial statements. All assets and liabilities classified as held for sale are included in total current assets based on the cash conversion of these assets and liabilities within one year. These items had no impact on the amounts of previously reported net income attributable to Diebold, Incorporated or total Diebold, Incorporated shareholders' equity (refer to note 21 to the consolidated financial statements, which is contained in Item 8 of this annual report on Form 10-K).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2015
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

Assets and liabilities of a discontinued operation are reclassified as held for sale for all comparative periods presented in the consolidated balance sheet. The results of operations of a discontinued operation are reclassified to income from discontinued operations, net of tax, for all periods presented. For assets that meet the held for sale criteria but do not meet the definition of a discontinued operation, the Company reclassifies the assets and liabilities in the period in which the held for sale criteria are met, but does not reclassify prior period amounts.

Goodwill. Goodwill is the cost in excess of the net assets of acquired businesses (refer to note 11 to the consolidated financial statements, which is contained in Item 8 of this annual report on Form 10-K). The Company tests all existing goodwill at least annually for impairment on a reporting unit basis. In 2015, the annual goodwill impairment test was performed as of October 31 compared to November 30 in prior years for administrative improvements.

The Company tests all existing goodwill at least annually as of October 31 for impairment on a reporting unit basis. The Company tests for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the carrying value of a reporting unit below its reported amount. The Company’s four reporting units are defined as Domestic and Canada, LA, AP and EMEA. Each year, the Company may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. In evaluating whether it is more likely than not the fair value of a reporting unit is less than its carrying amount, the Company considers the following events and circumstances, among others, if applicable: (a) macroeconomic conditions such as general economic conditions, limitations on accessing capital or other developments in equity and credit markets; (b) industry and market considerations such as competition, multiples or metrics and changes in the market for the Company's products and services or regulatory and political environments; (c) cost factors such as raw materials, labor or other costs; (d) overall financial performance such as cash flows, actual and planned revenue and earnings compared with actual and projected results of relevant prior periods; (e) other relevant events such as changes in key personnel, strategy or customers; (f) changes in the composition of a reporting unit's assets or expected sales of all or a portion of a reporting unit; and (g) any sustained decrease in share price.

If the Company's qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying value, or if management elects to perform a quantitative assessment of goodwill, a two-step impairment test is used to identify potential goodwill impairment and measure the amount of any impairment loss to be recognized. In the first step, the Company compares the fair value of each reporting unit with its carrying value. The fair value of the reporting units is determined based upon a combination of the income valuation and market approach in valuation methodology. The income approach uses discounted estimated future cash flows, whereas the market approach or guideline public company method utilizes market data of similar publicly traded companies. The Company’s step 1 impairment test of goodwill of a reporting unit is based upon the fair value of the reporting unit, defined as the price that would be received to sell the net assets or transfer the net liabilities in an orderly transaction between market participants at the assessment date. In the event that the net carrying amount exceeds the fair value, a step 2 test must be performed whereby the fair value of the reporting unit’s goodwill must be estimated to determine if it is less than its net carrying amount. In its two-step test, the Company uses the discounted cash flow method and the guideline company method for determining the fair value of its reporting units. Under these methods, the determination of implied fair value of the goodwill for a particular reporting unit is the excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities in the same manner as the allocation in a business combination.

The techniques used in the Company's qualitative assessment and, if necessary, two-step impairment test incorporate a number of assumptions that the Company believes to be reasonable and to reflect market conditions forecast at the assessment date. Assumptions in estimating future cash flows are subject to a high degree of judgment. The Company makes all efforts to forecast future cash flows as accurately as possible with the information available at the time the forecast is made. To this end, the Company evaluates the appropriateness of its assumptions as well as its overall forecasts by comparing projected results of upcoming years with actual results of preceding years and validating that differences therein are reasonable. Key assumptions, all of which are Level 3 inputs (refer to note 19 to the consolidated financial statements, which is contained in Item 8 of this annual report on Form 10-K), relate to price trends, material costs, discount rate, customer demand, and the long-term growth and foreign exchange rates. A number of benchmarks from independent industry and other economic publications were also used. Changes in assumptions and estimates after the assessment date may lead to an outcome where impairment charges would be required in future periods. Specifically, actual results may vary from the Company’s forecasts and such variations may be material and unfavorable, thereby triggering the need for future impairment tests where the conclusions may differ in reflection of prevailing market conditions.

During 2015, management determined that the LA and AP reporting units had excess fair value of approximately $7.2 or 1.3 percent and approximately $149.4 or 56.5 percent, respectively, when compared to their carrying amounts. The Domestic and Canada reporting unit, included in the NA reportable segment, had excess fair value greater than 100 percent when compared to its carrying amount. As of December 31, 2015, the LA and AP reporting units had goodwill of approximately $24.4 and $37.6, respectively. A further change in macroeconomic conditions, as well as future changes in the judgments, assumptions and estimates that are used in the Company's goodwill impairment testing for the LA and AP reporting units, including the discount rate and future cash flow projections, could result in a significantly different estimate of the fair value. EMEA had no net goodwill as of December 31, 2015.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2015
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

During the third quarter of 2013, the Company performed an other-than-annual assessment for its LA reporting unit based on a two-step impairment test as a result of a reduced earnings outlook for the LA business unit. This was due to a deteriorating macro-economic outlook, structural changes to an auction-based purchasing environment and new competitors entering the market. The Company concluded that the goodwill within the LA reporting unit was partially impaired and recorded a $70.0 pre-tax, non-cash goodwill impairment charge. In the fourth quarter of 2013, the LA reporting unit was reviewed for impairment based on a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. In addition, the remaining reporting units were reviewed based on a two-step test. These tests resulted in no additional impairment in any of the Company's reporting units in 2013.

Long-Lived Assets. Impairment of long-lived assets is recognized when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the expected future undiscounted cash flows are less than the carrying amount of the asset, an impairment loss is recognized at that time to reduce the asset to the lower of its fair value or its net book value. The Company tests all existing indefinite-lived intangibles at least annually for impairment as of October 31. As of December 31, 2015, the Company had approximately $4.5 of indefinite-lived tangibles included in other intangibles.

Taxes on Income. Deferred taxes are provided on an asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences, operating loss carry-forwards and tax credits. Deferred tax liabilities are recognized for taxable temporary differences and undistributed earnings in certain jurisdictions. Deferred tax assets are reduced by a valuation allowance when, based upon the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Determination of a valuation allowance involves estimates regarding the timing and amount of the reversal of taxable temporary differences, expected future taxable income and the impact of tax planning strategies. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. There is no liability recorded for matters in which the liability is not probable and reasonably estimable. Attorneys in the Company's legal department monitor and manage all claims filed against the Company and review all pending investigations. Generally, the estimate of probable loss related to these matters is developed in consultation with internal and outside legal counsel representing the Company. These estimates are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. The Company attempts to resolve these matters through settlements, mediation and arbitration proceedings when possible. If the actual settlement costs, final judgments, or fines, after appeals, differ from the estimates, the future results may be materially impacted. Adjustments to the initial estimates are recorded when a change in the estimate is identified.

Pensions and Other Post-retirement Benefits. Annual net periodic expense and benefit liabilities under the Company’s defined benefit plans are determined on an actuarial basis. Assumptions used in the actuarial calculations have a significant impact on plan obligations and expense. Members of the management investment committee periodically review the actual experience compared with the more significant assumptions used and make adjustments to the assumptions, if warranted. The discount rate is determined by analyzing the average return of high-quality (i.e., AA-rated) fixed-income investments and the year-over-year comparison of certain widely used benchmark indices as of the measurement date. The expected long-term rate of return on plan assets is

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS as of December 31, 2015
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

determined using the plans’ current asset allocation and their expected rates of return based on a geometric averaging over 20 years. The rate of compensation increase assumptions reflects the Company’s long-term actual experience and future and near-term outlook. Pension benefits are funded through deposits with trustees. Other post-retirement benefits are not funded and the Company’s policy is to pay these benefits as they become due.

The following table represents assumed healthcare cost trend rates at December 31:

	2015	2014
Healthcare cost trend rate assumed for next year	7.0%	7.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that rate reaches ultimate trend rate	2020	2020

The healthcare trend rates are reviewed based upon the results of actual claims experience. The Company used healthcare cost trends of 7.0 percent and 7.5 percent in 2016 and 2015, respectively, decreasing to an ultimate trend of 5.0 percent in 2020 for both medical and prescription drug benefits using the Society of Actuaries Long Term Trend Model with assumptions based on the 2008 Medicare Trustees’ projections. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

	One-Percentage-Point Increase	One-Percentage-Point Decrease
Effect on total of service and interest cost	$—	$—
Effect on other post-retirement benefit obligation	$0.9	$(0.8)

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
AND RESULTS OF OPERATIONS as of December 31, 2015
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(dollars in millions, except per share amounts)

FORWARD-LOOKING STATEMENT DISCLOSURE
In this annual report on Form 10-K, statements that are not reported financial results or other historical information are “forward-looking statements.” Forward-looking statements give current expectations or forecasts of future events and are not guarantees of future performance. These forward-looking statements include, but are not limited to, statements regarding the Business Combination, its financing of the Business Combination, its expected future performance (including expected results of operations and financial guidance), and the Company’s future financial condition, operating results, strategy and plans. Forward-looking statements may be identified by the use of the words “anticipates,” “expects,” “intends,” “plans,” “will,” “believes,” “estimates,” “potential,” “target,” “predict,” “project,” “seek,” and variations or similar expressions. These statements are used to identify forward-looking statements. These forward-looking statements reflect the current views of the Company with respect to future events and involve significant risks and uncertainties that could cause actual results to differ materially.

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Some of the risks, uncertainties and other factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements include, but are not limited to:

•	the Company’s ability to successfully consummate the Business Combination, including obtaining and consummating the necessary financing, hedging transactions and satisfying closing conditions;

•
the ultimate outcome and results of integrating the operations of the Company and Wincor Nixdorf, the ultimate outcome of the Company’s pricing and operating strategy applied to Wincor Nixdorf and the ultimate ability to realize synergies;

•	the effects of the Business Combination, including the Company’s future financial condition, operating results, strategy and plans;

•	the effects of governmental regulation on the Company’s businesses or potential business combination transactions;

•	the ability to obtain regulatory approvals and meet other conditions to the Business Combination on a timely basis;

•	the success of the Company’s strategic business alliance with Securitas AB;

•	the Company's ability to extract costs related to its electronic security business from its ongoing operations;

•	competitive pressures, including pricing pressures and technological developments;

•	changes in the Company’s relationships with customers, suppliers, distributors and/or partners in its business ventures;

•
changes in political, economic or other factors such as currency exchange rates, inflation rates, recessionary or expansive trends, taxes and regulations and laws affecting the worldwide business in the Company’s operations;

•
global economic conditions, including any additional deterioration and disruptions in the financial markets, including bankruptcies, restructurings or consolidations of financial institutions, which could reduce the Company’s customer base and/or adversely affect its customers’ ability to make capital expenditures, as well as adversely impact the availability and cost of credit;

•	acceptance of the Company’s product and technology introductions in the marketplace;

•	the Company’s ability to maintain effective internal controls;

•
changes in the Company’s intention to further repatriate cash and cash equivalents and short-term investments residing in international tax jurisdictions could negatively impact foreign and domestic taxes;

•
unanticipated litigation, claims or assessments, as well as the outcome/impact of any current/pending litigation, claims or assessments, including, but not limited to, the Company’s Brazil tax dispute;

•	variations in consumer demand for FSS technologies, products and services;

•	potential security violations to the Company’s information technology systems;

•
the investment performance of the Company’s pension plan assets, which could require the Company and to increase its pension contributions, and significant changes in healthcare costs, including those that may result from government action;

•	the amount and timing of repurchases of common shares, if any;

•
the Company's ability to achieve benefits from its cost-reduction initiatives and other strategic changes, including its multi-year realignment plan and other restructuring actions, as well as its business process outsourcing initiative; and

•	the risk factors described above under "Part I - Item 1A - Risk Factors” of this Form 10-K.

Except to the extent required by applicable law or regulation, the Company undertakes no obligation to update these forward-looking statements to reflect future events or circumstances or to reflect the occurrence of unanticipated events.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(dollars in millions, except per share amounts)

The Company's Venezuelan operations consisted of a fifty-percent owned subsidiary, which was consolidated. Venezuela financial results were measured using the U.S. dollar as its functional currency because its economy is considered highly inflationary. On March 24, 2014, the Venezuelan government announced a currency exchange mechanism, SICAD 2, which yielded an exchange rate significantly higher than the rates established through the other regulated exchange mechanisms. Management determined that it was unlikely that the Company would be able to convert bolivars under a currency exchange other than SICAD 2. On March 31, 2014, the Company remeasured its Venezuelan balance sheet using the SICAD 2 rate of 50.86 compared to the previous official government rate of 6.30, resulting in a decrease of $6.1 to the Company’s cash balance and net losses of $12.1 that were recorded within foreign exchange (loss) gain, net in the consolidated statements of operations in the first quarter of 2014. In addition, as a result of the currency devaluation, the Company recorded a $4.1 lower of cost or market adjustment related to its service inventory within service cost of sales in the consolidated statements of operations in the first quarter of 2014. The Company's Venezuelan operations represented less than one percent of the Company's total assets as of December 31, 2014. On February 10, 2015, the Venezuela government introduced a new foreign currency exchange platform called the Marginal Currency System, or SIMADI, which replaced the SICAD 2 mechanism, yielding another significant increase in the exchange rate. As of March 31, 2015, management determined it was unlikely that the Company would be able to convert bolivars under a currency exchange other than SIMADI and remeasured its Venezuela balance sheet using the SIMADI rate of 192.95 compared to the previous SICAD 2 rate of 50.86, which resulted in a loss of $7.5 recorded within foreign exchange gain (loss), net in the condensed consolidated statements of operations in the first quarter of 2015.

As of March 31, 2015, the Company agreed to sell its equity interest in its Venezuela joint venture to its joint venture partner and recorded a $10.3 impairment of assets in the first quarter of 2015. On April 29, 2015, the Company closed the sale for the estimated fair market value and recorded a $1.0 reversal of impairment of assets based on final adjustments in the second quarter of 2015, resulting in a $9.3 impairment of assets for the six months ended June 30, 2015. During the remainder of 2015, the Company incurred an additional $0.4 related to uncollectible accounts receivable which is included in selling and administrative expenses on the consolidated statements of operations. The Company no longer has a consolidating entity in Venezuela but will continue to operate in Venezuela on an indirect basis.

The Company is exposed to foreign currency exchange rate risk inherent in its international operations denominated in currencies other than the U.S. dollar. A hypothetical 10 percent movement in the applicable foreign exchange rates would have resulted in an increase or decrease in 2015 and 2014 year-to-date operating profit of approximately $5.0 and $10.1, respectively. The sensitivity model assumes an instantaneous, parallel shift in the foreign currency exchange rates. Exchange rates rarely move in the same direction. The assumption that exchange rates change in an instantaneous or parallel fashion may overstate the impact of changing exchange rates on amounts denominated in a foreign currency.

The Company’s risk-management strategy uses derivative financial instruments such as forwards to hedge certain foreign currency exposures. The intent is to offset gains and losses that occur on the underlying exposures, with gains and losses on the derivative contracts hedging these exposures. The Company does not enter into derivatives for trading purposes. The Company’s primary exposures to foreign exchange risk are movements in the euro/U.S. dollar, U.S. dollar/Brazil real/U.S. dollar and Chinese yuan renminbi/U.S. dollar. There were no significant changes in the Company’s foreign exchange risks in 2015 compared with 2014.

On November 23, 2015, the Company entered into foreign exchange option contracts to purchase $1,416.0 for €1,547.1 to hedge against the effect of exchange rate fluctuations on the euro denominated cash consideration related to the Business Combination and provide cash for working capital. The cash component of the purchase price consideration approximates €1,162.2. The weighted average strike price is $1.09 per euro. These foreign exchange option contracts are non-designated and included in other current assets or other current liabilities based on the net asset or net liability position, respectively. Changes in foreign exchange rates between the U.S dollar and euro can create substantial gains and losses from the revaluation of the derivative instrument.

The Company manages interest rate risk with the use of variable rate borrowings under its committed and uncommitted credit facilities and interest rate swaps. Variable rate borrowings under the credit facilities totaled $420.9 and $280.4 of which $25.0 and $50.0 were effectively converted to fixed rate using interest rate swaps at December 31, 2015 and 2014, respectively. A one percentage point increase or decrease in interest rates would have resulted in an increase or decrease in interest expense of approximately $4.0 and $2.3 for 2015 and 2014, respectively, including the impact of the swap agreements. The Company’s primary exposure to interest rate risk is movements in the LIBOR, which is consistent with prior periods.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Diebold, Incorporated:

We have audited the accompanying consolidated balance sheets of Diebold, Incorporated and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the years in the three‑year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule, Schedule II “Valuation and Qualifying Accounts.” These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diebold, Incorporated and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Diebold, Incorporated’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2016, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Cleveland, Ohio
February 29, 2016

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Diebold, Incorporated:

We have audited Diebold, Incorporated’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Diebold, Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A(b) of the Diebold, Incorporated’s December 31, 2015 annual report on Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Diebold, Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Diebold, Incorporated and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 29, 2016, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Cleveland, Ohio
February 29, 2016

DIEBOLD, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	December 31,
	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$313.6	$326.1
Short-term investments	39.9	136.7
Trade receivables, less allowances for doubtful accounts of $31.7 and $20.9, respectively	413.9	403.3
Inventories	369.3	374.7
Deferred income taxes	168.8	111.0
Prepaid expenses	23.6	21.2
Refundable income taxes	18.0	11.7
Current assets held for sale	148.2	106.2
Other current assets	148.3	164.6
Total current assets	1,643.6	1,655.5
Securities and other investments	85.2	83.6
Property, plant and equipment, net	175.3	165.7
Goodwill	161.5	138.1
Deferred income taxes	65.3	86.5
Finance lease receivables	36.5	90.4
Other assets	81.9	122.3
Total assets	$2,249.3	$2,342.1

LIABILITIES AND EQUITY
Current liabilities
Notes payable	$32.0	$25.6
Accounts payable	281.7	248.6
Deferred revenue	229.2	260.8
Payroll and other benefits liabilities	76.5	109.4
Current liabilities held for sale	49.4	39.1
Other current liabilities	287.0	344.3
Total current liabilities	955.8	1,027.8
Long-term debt	613.1	479.8
Pensions and other benefits	195.6	211.0
Post-retirement and other benefits	18.7	20.8
Deferred income taxes	1.9	6.5
Other liabilities	28.7	41.4
Commitments and contingencies
Equity
Diebold, Incorporated shareholders' equity
Preferred shares, no par value, 1,000,000 authorized shares, none issued	—	—
Common shares, $1.25 par value, 125,000,000 authorized shares, 79,696,694 and 79,238,759 issued shares, 65,001,602 and 64,632,400 outstanding shares, respectively	99.6	99.0
Additional capital	430.8	418.0
Retained earnings	760.3	762.2
Treasury shares, at cost (14,695,092 and 14,606,359 shares, respectively)	(560.2)	(557.2)
Accumulated other comprehensive loss	(318.1)	(190.5)
Total Diebold, Incorporated shareholders' equity	412.4	531.5
Noncontrolling interests	23.1	23.3
Total equity	435.5	554.8
Total liabilities and equity	$2,249.3	$2,342.1

See accompanying notes to consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Year ended December 31,
	2015	2014	2013
Net sales
Services	$1,394.2	$1,432.8	$1,420.8
Products	1,025.1	1,302.0	1,161.9
	2,419.3	2,734.8	2,582.7
Cost of sales
Services	932.8	974.8	1,048.3
Products	834.5	1,033.8	948.4
	1,767.3	2,008.6	1,996.7
Gross profit	652.0	726.2	586.0
Selling and administrative expense	488.2	478.4	564.5
Research, development and engineering expense	86.9	93.6	92.2
Impairment of assets	18.9	2.1	72.0
Gain on sale of assets, net	(0.6)	(12.9)	(2.4)
	593.4	561.2	726.3
Operating profit (loss)	58.6	165.0	(140.3)
Other income (expense)
Investment income	26.0	34.5	27.6
Interest expense	(32.5)	(31.4)	(29.2)
Foreign exchange (loss) gain, net	(10.0)	(11.8)	0.2
Miscellaneous, net	3.7	(1.6)	(0.1)
Income (loss) from continuing operations before taxes	45.8	154.7	(141.8)
Income tax (benefit) expense	(13.7)	47.4	48.4
Income (loss) from continuing operations, net of tax	59.5	107.3	(190.2)
Income from discontinued operations, net of tax	15.9	9.7	13.7
Net income (loss)	75.4	117.0	(176.5)
Income attributable to noncontrolling interests, net of tax	1.7	2.6	5.1
Net income (loss) attributable to Diebold, Incorporated	$73.7	$114.4	$(181.6)

Basic weighted-average shares outstanding	64.9	64.5	63.7
Diluted weighted-average shares outstanding	65.6	65.2	63.7

Basic earnings (loss) per share
Income (loss) before discontinued operations, net of tax	$0.89	$1.62	$(3.06)
Income from discontinued operations, net of tax	0.24	0.15	0.21
Net income (loss) attributable to Diebold, Incorporated	$1.13	$1.77	$(2.85)

Diluted earnings (loss) per share
Income (loss) before discontinued operations, net of tax	$0.88	$1.61	$(3.06)
Income from discontinued operations, net of tax	0.24	0.15	0.21
Net income (loss) attributable to Diebold, Incorporated	$1.12	$1.76	$(2.85)

Amounts attributable to Diebold, Incorporated
Income (loss) before discontinued operations, net of tax	$57.8	$104.7	$(195.3)
Income from discontinued operations, net of tax	15.9	9.7	13.7
Net income (loss) attributable to Diebold, Incorporated	$73.7	$114.4	$(181.6)

Cash dividends declared and paid per share	$1.15	$1.15	$1.15

See accompanying notes to consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)

	Year ended December 31,
	2015	2014	2013
Net income (loss)	$75.4	$117.0	$(176.5)
Other comprehensive (loss) income, net of tax:
Translation adjustment (net of tax of $5.3, $3.6, and $2.1, respectively)	(141.3)	(73.7)	(70.3)
Foreign currency hedges (net of tax of $(4.0), $(0.3), and $(1.7), respectively)	6.4	0.5	2.9
Interest rate hedges:
Net income recognized in other comprehensive income (net of tax of $(0.3), $(0.4), and $(0.5), respectively)	0.8	0.7	0.7
Less: reclassification adjustments for amounts recognized in net income (net of tax of $(0.2), $(0.1), and $(0.1), respectively)	0.4	0.2	0.2
	0.4	0.5	0.5
Pension and other post-retirement benefits:
Prior service credit recognized during the year (net of tax of $0.1, $0.1, and $0.3, respectively)	(0.1)	(0.3)	(0.5)
Net actuarial losses recognized during the year (net of tax of $(2.7), $(1.2), and $(5.8), respectively)	4.2	2.0	9.1
Net actuarial gain (loss) occurring during the year (net of tax of $(1.3), $39.3, and $(28.3), respectively)	2.1	(63.7)	44.8
Prior service cost recognized due to curtailment (net of tax of $0.0, $0.0, and $(0.8), respectively	—	—	1.3
Net actuarial losses recognized due to curtailment (net of tax of $0.0, $0.0, and $(21.1), respectively)	—	—	33.4
Settlements (net of tax of $0.0, $0.0, and $(7.8), respectively)	—	—	12.3
	6.2	(62.0)	100.4
Unrealized (loss) gain on securities, net:
Net (loss) gain recognized in other comprehensive income (net of tax of $0.0, $0.0 and $(0.1), respectively)	—	(0.5)	3.9
Less: reclassification adjustments for amounts recognized in net income (net of tax)	—	2.2	1.3
	—	(2.7)	2.6
Other	0.1	—	1.2
Other comprehensive (loss) income, net of tax	(128.2)	(137.4)	37.3
Comprehensive loss	(52.8)	(20.4)	(139.2)
Less: comprehensive income attributable to noncontrolling interests	3.2	1.4	5.7
Comprehensive loss attributable to Diebold, Incorporated	$(56.0)	$(21.8)	$(144.9)

See accompanying notes to consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except per share amounts)

	Common Shares					Accumulated Other Comprehensive (Loss) Income	Total Diebold, Incorporated Shareholders' Equity
	Number	$1.25 Par Value	Additional Capital	Retained Earnings	Treasury Shares			Non-controlling Interests	Total Equity
Balance, January 1, 2013	77.7	$97.1	$358.3	$978.3	$(551.2)	$(91.0)	$791.5	$35.3	$826.8
Net (loss) income				(181.6)			(181.6)	5.1	(176.5)
Other comprehensive income						36.7	36.7	0.6	37.3
Stock options exercised	0.5	0.7	16.0				16.7		16.7
Restricted stock units issued	0.3	0.4	(0.4)				—		—
Other share-based compensation	0.1	0.1	(0.1)				—		—
Income tax detriment from share-based compensation			(3.9)				(3.9)		(3.9)
Share-based compensation expense			15.4				15.4		15.4
Dividends paid				(74.0)			(74.0)		(74.0)
Treasury shares (0.1 shares)					(4.1)		(4.1)		(4.1)
Distributions to noncontrolling interest holders, net							—	(16.9)	(16.9)
Balance, December 31, 2013	78.6	$98.3	$385.3	$722.7	$(555.3)	$(54.3)	$596.7	$24.1	$620.8
Net income				114.4			114.4	2.6	117.0
Other comprehensive (loss) income						(136.2)	(136.2)	(1.2)	(137.4)
Stock options exercised	0.4	0.5	14.1				14.6		14.6
Restricted stock units issued	0.2	0.2	(0.2)				—		—
Income tax detriment from share-based compensation			(2.7)				(2.7)		(2.7)
Share-based compensation expense			21.5				21.5		21.5
Dividends paid				(74.9)			(74.9)		(74.9)
Treasury shares (0.2 shares)					(1.9)		(1.9)		(1.9)
Distributions to noncontrolling interest holders, net							—	(2.2)	(2.2)
Balance, December 31, 2014	79.2	$99.0	$418.0	$762.2	$(557.2)	$(190.5)	$531.5	$23.3	$554.8
Net income				73.7			73.7	1.7	75.4
Other comprehensive (loss) income						(127.6)	(127.6)	1.5	(126.1)
Stock options exercised	0.1	0.2	3.3				3.5		3.5
Restricted stock units issued	0.2	0.2	(0.2)				—		—
Other share-based compensation	0.2	0.2	(0.2)				—		—
Income tax detriment from share-based compensation			(2.5)				(2.5)		(2.5)
Share-based compensation expense			12.4				12.4		12.4
Dividends paid				(75.6)			(75.6)		(75.6)
Treasury shares (0.1 shares)					(3.0)		(3.0)		(3.0)
Distributions to noncontrolling interest holders, net							—	(3.4)	(3.4)
Balance, December 31, 2015	79.7	$99.6	$430.8	$760.3	$(560.2)	$(318.1)	$412.4	$23.1	$435.5

Comprehensive (loss) income attributable to noncontrolling interests of $1.5 for the year ended December 31, 2015 is net of a $2.1 Venezuela noncontrolling interest adjustment for the year ended December 31, 2015 to reduce the carrying value to the estimated fair market value.

See accompanying notes to consolidated financial statements.

DIEBOLD INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2015	2014	2013
Cash flow from operating activities
Net income (loss)	$75.4	$117.0	$(176.5)
Income from discontinued operations, net of tax	15.9	9.7	13.7
Income (loss) from continuing operations, net of tax	59.5	107.3	(190.2)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	64.0	73.4	82.4
Share-based compensation expense	12.4	21.5	15.4
Excess tax benefits from share-based compensation	(0.5)	(0.5)	(0.5)
Impairment of assets	18.9	2.1	72.0
Pension curtailment, settlement and special termination	—	—	69.6
Devaluation of Venezuelan balance sheet	7.5	12.1	1.6
Gain on sale of assets, net	(0.6)	(12.9)	(2.4)
Gain on foreign currency option contracts	(7.0)	—	—
Cash flow from changes in certain assets and liabilities, net of the effects of acquisitions
Trade receivables	(56.4)	(38.2)	35.5
Inventories	(51.2)	(42.8)	21.3
Prepaid expenses	(3.1)	(2.6)	13.5
Refundable income taxes	(6.3)	9.6	(4.9)
Other current assets	9.6	(40.1)	(10.3)
Accounts payable	57.6	55.2	(10.5)
Deferred revenue	(14.7)	50.7	16.6
Accrued salaries, wages and commissions	(22.1)	23.4	20.2
Deferred income taxes	(40.1)	(11.3)	(15.1)
Finance lease receivables	30.8	(61.6)	(32.6)
Certain other assets and liabilities	(26.7)	43.8	41.3
Net cash provided by operating activities - continuing operations	31.6	189.1	122.9
Net cash provided by (used in) operating activities - discontinued operations	5.1	(2.2)	1.3
Net cash provided by operating activities	36.7	186.9	124.2

Cash flow from investing activities
Payments for acquisitions, net of cash acquired	(59.4)	(11.7)	—
Proceeds from maturities of investments	176.1	477.4	464.3
Proceeds from sale of investments	—	39.6	56.0
Payments for purchases of investments	(125.5)	(428.7)	(537.7)
Proceeds from sale of assets	5.0	18.4	7.5
Capital expenditures	(52.3)	(60.1)	(33.8)
Increase in certain other assets	(6.3)	(19.8)	(13.7)
Purchase of finance receivables, net of cash collections	—	—	6.3
Net cash (used in) provided by investing activities - continuing operations	(62.4)	15.1	(51.1)
Net cash used in investing activities - discontinued operations	(2.5)	(1.3)	(1.6)
Net cash (used in) provided by investing activities	$(64.9)	$13.8	$(52.7)

See accompanying notes to consolidated financial statements.

DIEBOLD INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2015	2014	2013
Cash flow from financing activities
Dividends paid	$(75.6)	$(74.9)	$(74.0)
Debt issuance costs	(6.0)	(1.4)	—
Revolving debt borrowings (repayments), net	155.8	2.0	(56.0)
Other debt borrowings	135.8	157.6	51.2
Other debt repayments	(168.7)	(175.5)	(121.9)
Distributions to noncontrolling interest holders	(0.1)	(2.2)	(16.9)
Excess tax benefits from share-based compensation	0.5	0.5	0.5
Issuance of common shares	3.5	14.6	16.7
Repurchase of common shares	(3.0)	(1.9)	(4.1)
Net cash provided by (used in) financing activities - continuing operations	42.2	(81.2)	(204.5)
Net cash provided by (used in) financing activities - discontinued operations	—	—	—
Net cash provided by (used in) financing activities	42.2	(81.2)	(204.5)
Effect of exchange rate changes on cash	(23.9)	(28.2)	(5.1)
(Decrease) increase in cash and cash equivalents	(9.9)	91.3	(138.1)
Add: Cash overdraft included in assets held for sale at beginning of year	(4.1)	(0.6)	(0.2)
Less: Cash overdraft included in assets held for sale at end of year	(1.5)	(4.1)	(0.6)
Cash and cash equivalents at the beginning of the year	326.1	231.3	369.0
Cash and cash equivalents at the end of the year	$313.6	$326.1	$231.3
Cash paid for
Income taxes	$64.8	$49.2	$76.5
Interest	$32.6	$31.2	$29.5

See accompanying notes to consolidated financial statements.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2015
(in millions, except per share amounts)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The consolidated financial statements include the accounts of Diebold, Incorporated and its wholly- and majority-owned subsidiaries (collectively, the Company). All significant intercompany accounts and transactions have been eliminated.

Use of Estimates in Preparation of Consolidated Financial Statements. The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include revenue recognition, the valuation of trade and financing receivables, inventories, goodwill, intangible assets, other long-lived assets, legal contingencies, guarantee obligations and assumptions used in the calculation of income taxes, pension and other post-retirement benefits and customer incentives, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors. Management monitors the economic condition and other factors and will adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.

International Operations. The financial statements of the Company’s international operations are measured using local currencies as their functional currencies, with the exception of Venezuela's financial results, which are measured using the currency exchange mechanism, SICAD 2. The Company translates the assets and liabilities of its non-U.S. subsidiaries at the exchange rates in effect at year end and the results of operations at the average rate throughout the year. The translation adjustments are recorded directly as a separate component of shareholders’ equity, while transaction gains (losses) are included in net income.

Venezuelan Currency Devaluation. The Company's Venezuelan operations consisted of a fifty-percent owned subsidiary, which was consolidated. Venezuela financial results were measured using the U.S. dollar as its functional currency because its economy is considered highly inflationary. On March 24, 2014, the Venezuelan government announced a currency exchange mechanism, SICAD 2, which yielded an exchange rate significantly higher than the rates established through the other regulated exchange mechanisms. Management determined that it was unlikely that the Company would be able to convert bolivars under a currency exchange other than SICAD 2. On March 31, 2014, the Company remeasured its Venezuelan balance sheet using the SICAD 2 rate of 50.86 compared to the previous official government rate of 6.30, resulting in a decrease of $6.1 to the Company’s cash balance and net losses of $12.1 that were recorded within foreign exchange (loss) gain, net in the consolidated statements of operations in the first quarter of 2014. In addition, as a result of the currency devaluation, the Company recorded a $4.1 lower of cost or market adjustment related to its service inventory within service cost of sales in the consolidated statements of operations in 2014. On February 10, 2015, the Venezuela government introduced a new foreign currency exchange platform called the Marginal Currency System, or SIMADI, which replaced the SICAD 2 mechanism, yielding another significant increase in the exchange rate. As of March 31, 2015, management determined it was unlikely that the Company would be able to convert bolivars under a currency exchange other than SIMADI and remeasured its Venezuela balance sheet using the SIMADI rate of 192.95 compared to the previous SICAD 2 rate of 50.86, which resulted in a loss of $7.5 recorded within foreign exchange (loss) gain, net in the consolidated statements of operations in the first quarter of 2015.

As of March 31, 2015, the Company agreed to sell its equity interest in its Venezuela joint venture to its joint venture partner and recorded a $10.3 impairment of assets in the first quarter of 2015. On April 29, 2015, the Company closed the sale for the estimated fair market value and recorded a $1.0 reversal of impairment of assets based on final adjustments in the second quarter of 2015, resulting in a $9.3 impairment of assets for the six months ended June 30, 2015. During the remainder of 2015, the Company incurred an additional $0.4 related to uncollectible accounts receivable which is included in selling and administrative expenses on the consolidated statements of operations. The Company no longer has a consolidating entity in Venezuela which was included in the Latin America (LA) segment but will continue to operate in Venezuela on an indirect basis.

Acquisitions and Divestitures. Acquisitions are accounted for using the purchase method of accounting. This method requires the Company to record assets and liabilities of the business acquired at their estimated fair market values as of the acquisition date. Any excess cost of the acquisition over the fair value of the net assets acquired is recorded as goodwill. The Company generally uses valuation specialists to perform appraisals and assist in the determination of the fair values of the assets acquired and liabilities assumed. These valuations require management to make estimates and assumptions that are critical in determining the fair values of the assets and liabilities.

For divestitures, the Company considers assets to be held for sale when management approves and commits to a formal plan to actively market the assets for sale at a price reasonable in relation to their estimated fair value, the assets are available for immediate sale in their present condition, an active program to locate a buyer and other actions required to complete the sale have been initiated, the sale of the assets is probable and expected to be completed within one year (or, if it is expected that others will

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2015
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

impose conditions on the sale of the assets that will extend the period required to complete the sale, that a firm purchase commitment is probable within one year) and it is unlikely that significant changes will be made to the plan. Upon designation as held for sale, the Company records the assets at the lower of their carrying value or their estimated fair value, reduced for the cost to dispose of the assets, and ceases to record depreciation expense on the assets.

The Company reports financial results for discontinued operations separately from continuing operations to distinguish the financial impact of the divestiture from ongoing operations. Discontinued operations reporting occurs only when the disposal of a component or a group of components of the Company represents a strategic shift that will have a major effect on the Company's operations and financial results. During the year ended December 31, 2015, management of the Company, through receipt in October 2015 of the required authorization from its Board of Directors after a potential buyer had been identified, committed to a plan to divest the electronic security (ES) business. As such, all of the criteria required for held for sale and discontinued operations classification were met during the fourth quarter of 2015. The pending divestiture of its ES business closed on February 1, 2016. Accordingly, the assets and liabilities, operating results and operating and investing cash flows for are presented as discontinued operations separate from the Company’s continuing operations for all periods presented. Prior period information has been reclassified to present this business as discontinued operations for all periods presented, and has therefore been excluded from both continuing operations and segment results for all periods presented in these consolidated financial statements and the notes to the consolidated financial statements. All assets and liabilities classified as held for sale are included in total current assets based on the cash conversion of these assets and liabilities within one year. These items had no impact on the amounts of previously reported net income attributable to Diebold, Incorporated or total Diebold, Incorporated shareholders' equity (refer to note 21).

Assets and liabilities of a discontinued operation are reclassified as held for sale for all comparative periods presented in the consolidated balance sheet. The results of operations of a discontinued operation are reclassified to income from discontinued operations, net of tax, for all periods presented. For assets that meet the held for sale criteria but do not meet the definition of a discontinued operation, the Company reclassifies the assets and liabilities in the period in which the held for sale criteria are met, but does not reclassify prior period amounts.

Realignment. In the first quarter 2015, the Company announced the realignment of its Brazil and LA businesses to drive greater efficiency and further improve customer service. Beginning with the first quarter of 2015, LA and Brazil operations were reported under one single reportable operating segment and comparative periods have been reclassified for consistency. The presentation of comparative periods also reflects the reclassification of certain global expenses from segment operating profit to corporate charges not allocated to segments due to the 2015 realignment activities.

Reclassification. The Company has reclassified the presentation of certain prior-year information to conform to the current presentation.

Revenue Recognition. The Company’s revenue recognition policy is consistent with the requirements of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 605, Revenue Recognition (ASC 605). In general, the Company records revenue when it is realized, or realizable and earned. The Company considers revenue to be realized, or realizable and earned when, persuasive evidence of an arrangement exists, the products or services have been approved by the customer after delivery and/or installation acceptance or performance of services; the sales price is fixed or determinable within the contract; and collectability is reasonably assured. The Company's products include both hardware and the software required for the equipment to operate as intended, and for product sales, the Company determines the earnings process is complete when title, risk of loss and the right to use the product has transferred to the customer. Within the North America region, the earnings process is completed upon customer acceptance. Where the Company is contractually responsible for installation, customer acceptance occurs upon completion of the installation of all equipment at a job site and the Company’s demonstration that the equipment is in operable condition. Where the Company is not contractually responsible for installation, customer acceptance occurs upon shipment or delivery to a customer location depending on the terms within the contract. Internationally, customer acceptance is upon delivery or completion of the installation depending on the terms in the contract with the customer.

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

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2015
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

605-20, Separately Priced Extended Warranty and Product Maintenance Contracts where stated price is recognized ratably over the period.

For software sales, excluding software required for the equipment to operate as intended, the Company applies the software revenue recognition principles within FASB ASC 985-605, Software - Revenue Recognition. For software and software-related deliverables (software elements), the Company allocates revenue based upon the relative fair value of these software elements as determined by VSOE. If the Company cannot obtain VSOE for any undelivered software element, revenue is deferred until all deliverables have been delivered or until VSOE can be determined for any remaining undelivered software elements. When the fair value of a delivered element cannot be established, but fair value evidence exists for the undelivered software elements, the Company uses the residual method to recognize revenue. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement consideration is allocated to the delivered elements and recognized as revenue.

The Company has the following revenue streams related to sales to its customers:

Financial Self-Service Product & Managed Service Revenue FSS products are primarily ATMs and other equipment primarily used in the banking industry which include both hardware and the software required for the equipment to operate as intended. The Company also provides service contracts on FSS products that typically cover a 12-month period and can begin at any time after the warranty period expires. The service provided under warranty is limited as compared to those offered under service contracts. Further, warranty is not considered a separate deliverable of the sale and covers only replacement of defective parts inclusive of labor. Service contracts provide additional services beyond those covered under the warranty, including preventative maintenance service, cleaning, supplies stocking and cash handling, all of which are not essential to the functionality of the equipment. Service revenue also includes services and parts the Company provides on a billed-work basis that are not covered by warranty or service contract. The Company also provides customers with integrated services such as outsourced and managed services, including remote monitoring, trouble-shooting, training, transaction processing, currency management, maintenance or full support services.

Electronic Security Products & Managed Service Revenue The Company provides global product sales, service, installation, project management for longer-term contracts and monitoring of original equipment manufacturer electronic security products to financial, government, retail and commercial customers. These solutions provide the Company’s customers a single-source solution to their electronic security needs. The Company has included the net sales from its North America electronic security business as discontinued operations.

Physical Security & Facility Revenue The Company designs, manufactures and/or procures and installs physical security and facility products. These consist of vaults, safe deposit boxes and safes, drive-up banking equipment and a host of other banking facilities products.

Brazil Other The Company offers election and lottery systems product solutions and support to the Brazil government. Election systems revenue consists of election equipment sales, networking, tabulation and diagnostic software development, training, support and maintenance. Lottery systems revenue primarily consists of equipment sales. The election and lottery equipment components are included in product revenue. The software development, training, support and maintenance components are included in service revenue.

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

Cost of Sales. Cost of products sales is primarily comprised of direct materials and supplies consumed in the manufacturing and distribution of products, as well as related labor, depreciation expense and direct overhead expense necessary to acquire and convert the purchased materials and supplies into finished products. Cost of products sales also includes the cost to distribute products to customers, inbound freight costs, internal transfer costs, warehousing costs and other shipping and handling activity. Cost of services sold is primarily consists of fuel, parts and labor and benefits costs related to installation of products and service maintenance contracts, including call center costs as well as costs for service parts repair centers.

Depreciation and Amortization. Depreciation of property, plant and equipment is computed using the straight-line method for financial statement purposes. Amortization of leasehold improvements is based upon the shorter of original terms of the lease or life of the improvement. Repairs and maintenance are expensed as incurred. Amortization of the Company’s other long-term assets, such as intangible assets and capitalized computer software, is computed using the straight-line method over the life of the asset.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2015
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

Advertising Costs. Advertising costs are expensed as incurred and were $11.6, $16.7 and $9.8 in 2015, 2014 and 2013, respectively.

Research, Development and Engineering. Research, development and engineering costs are expensed as incurred and were $86.9, $93.6 and $92.2 in 2015, 2014 and 2013, respectively.

Shipping and Handling Costs. The Company recognizes shipping and handling fees billed when products are shipped or delivered to a customer and includes such amounts in net sales. Third-party freight payments are recorded in cost of sales.

Taxes on Income. Deferred taxes are provided on an asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences, operating loss carry-forwards and tax credits. Deferred tax liabilities are recognized for taxable temporary differences and undistributed earnings in certain tax jurisdictions. Deferred tax assets are reduced by a valuation allowance when, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Determination of a valuation allowance involves estimates regarding the timing and amount of the reversal of taxable temporary differences, expected future taxable income and the impact of tax planning strategies. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Sales Tax. The Company collects sales taxes from customers and accounts for sales taxes on a net basis.

Cash Equivalents. The Company considers highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Financial Instruments. The carrying amount of cash and cash equivalents, short term investments, trade receivables and accounts payable, approximated their fair value because of the relatively short maturity of these instruments. The Company’s risk-management strategy uses derivative financial instruments such as forwards to hedge certain foreign currency exposures and interest rate swaps to manage interest rate risk. The intent is to offset gains and losses that occur on the underlying exposures, with gains and losses on the derivative contracts hedging these exposures. The Company does not enter into derivatives for trading purposes. The Company recognizes all derivatives on the balance sheet at fair value. Changes in the fair values of derivatives that are not designated as hedges are recognized in earnings. If the derivative is designated and qualifies as a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives are either offset against the change in the hedged assets or liabilities through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.

Fair Value. The Company measures its financial assets and liabilities using one or more of the following three valuation techniques:

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

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2015
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

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
Foreign Exchange Contracts The valuation of foreign exchange forward and option contracts is determined using valuation techniques, including option models tailored for currency derivatives. These contracts are valued using the market approach based on observable market inputs. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including spot rates, foreign currency forward rates, the interest rate curve of the domestic currency, and foreign currency volatility for the given currency pair.
Forward Contracts A substantial portion of the Company’s operations and revenues are international. As a result, changes in foreign exchange rates can create substantial foreign exchange gains and losses from the revaluation of non-functional currency monetary assets and liabilities.
Option Contracts A put option gives the purchaser of the option the right to sell, and the writer of the option the obligation to buy, the underlying security at any time during the option period. A call option gives the purchaser of the option the right to buy, and the writer of the option the obligation to sell, the underlying security at any time during the option period. In connection with the Business Combination, the Company entered into foreign exchange option contracts to purchase or call €1,416.0 for a put of $1,547.1 to limit the effect of exchange rate fluctuations on the cash component of the purchase price consideration which is denominated in euros and approximates €1,162.2 and estimated euro denominated deal related costs and any outstanding Wincor Nixdorf borrowings. These foreign exchange option contracts are non-designated and are included in other current assets or other current liabilities based on the net asset or net liability position, respectively, in our consolidated balance sheets. The gain or loss on these non-designated derivative instruments is reflected in other income (expense) miscellaneous, net in our consolidated statements of operations. Changes in foreign exchange rates between the U.S dollar and euro can create substantial gains and losses from the revaluation of the derivative instrument. The $60.0 delayed premium is recorded at fair value and netted against the fair value of the foreign exchange option contract asset.
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

Trade Receivables. The Company evaluates the collectability of trade receivables based on a percentage of sales related to historical loss experience and current trends. The Company will also record periodic adjustments for known events such as specific customer circumstances and changes in the aging of accounts receivable balances. After all efforts at collection have been unsuccessful, the account is deemed uncollectible and is written off.

Financing Receivables. The Company evaluates the collectability of notes and finance lease receivables (collectively, financing receivables) on a customer-by-customer basis and evaluates specific customer circumstances, aging of invoices, credit risk changes

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2015
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

and payment patterns and historical loss experience. When the collectability is determined to be at risk based on the above criteria, the Company records the allowance for credit losses which represents the Company’s current exposure less estimated reimbursement from insurance claims. After all efforts at collection have been unsuccessful, the account is deemed uncollectible and is written off.

Inventories. The Company primarily values inventories at the lower of cost or market applied on a first-in, first-out basis. The Company identifies and writes down its excess and obsolete inventories to net realizable value based on usage forecasts, order volume and inventory aging. With the development of new products, the Company also rationalizes its product offerings and will write-down discontinued product to the lower of cost or net realizable value.

Deferred Revenue. Deferred revenue is recorded for any services billed to customers and not yet recognizable if the contract period has commenced or for the amount collected from customers in advance of the contract period commencing. In addition, deferred revenue is recorded for products and other deliverables that are billed to and collected from customers prior to revenue being recognizable.

Split-Dollar Life Insurance. The Company recognizes a liability for the post-retirement obligation associated with a collateral assignment arrangement if, based on an agreement with an employee, the Company has agreed to maintain a life insurance policy during the post-retirement period or to provide a death benefit. In addition, the Company recognizes a liability and related compensation costs for future benefits that extend to post-retirement periods.

Goodwill. Goodwill is the cost in excess of the net assets of acquired businesses (refer to note 11). The Company tests all existing goodwill at least annually for impairment on a reporting unit basis. In 2015, the annual goodwill impairment test was performed as of October 31 compared to November 30 in prior years for administrative improvements.

The Company tests for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the carrying value of a reporting unit below its reported amount. The Company’s reporting units are defined as Domestic and Canada, LA, Asia Pacific (AP), and EMEA. Each year, the Company may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. In evaluating whether it is more likely than not the fair value of a reporting unit is less than its carrying amount, the Company considers the following events and circumstances, among others, if applicable: (a) macroeconomic conditions such as general economic conditions, limitations on accessing capital or other developments in equity and credit markets; (b) industry and market considerations such as competition, multiples or metrics and changes in the market for the Company's products and services or regulatory and political environments; (c) cost factors such as raw materials, labor or other costs; (d) overall financial performance such as cash flows, actual and planned revenue and earnings compared with actual and projected results of relevant prior periods; (e) other relevant events such as changes in key personnel, strategy or customers; (f) changes in the composition of a reporting unit's assets or expected sales of all or a portion of a reporting unit; and (g) any sustained decrease in share price.

If the Company's qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying value, or if management elects to perform a quantitative assessment of goodwill, a two-step impairment test is used to identify potential goodwill impairment and measure the amount of any impairment loss to be recognized. In the first step, the Company compares the fair value of each reporting unit with its carrying value. The fair value of the reporting units is determined based upon a combination of the income valuation and market approach in valuation methodology. The income approach uses discounted estimated future cash flows, whereas the market approach or guideline public company method utilizes market data of similar publicly traded companies. The Company’s Step 1 impairment test of goodwill of a reporting unit is based upon the fair value of the reporting unit, defined as the price that would be received to sell the net assets or transfer the net liabilities in an orderly transaction between market participants at the assessment date. In the event that the net carrying amount exceeds the fair value, a Step 2 test must be performed whereby the fair value of the reporting unit’s goodwill must be estimated to determine if it is less than its net carrying amount. In its two-step test, the Company uses the discounted cash flow method and the guideline company method for determining the fair value of its reporting units. Under these methods, the determination of implied fair value of the goodwill for a particular reporting unit is the excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities in the same manner as the allocation in a business combination.

The techniques used in the Company's qualitative assessment and, if necessary, two-step impairment test incorporate a number of assumptions that the Company believes to be reasonable and to reflect market conditions forecast at the assessment date. Assumptions in estimating future cash flows are subject to a high degree of judgment. The Company makes all efforts to forecast future cash flows as accurately as possible with the information available at the time the forecast is made. To this end, the Company evaluates the appropriateness of its assumptions as well as its overall forecasts by comparing projected results of upcoming years with actual results of preceding years and validating that differences therein are reasonable. Key assumptions, all of which are Level 3 inputs, relate to price trends, material costs, discount rate, customer demand and the long-term growth and foreign exchange rates. A number of benchmarks from independent industry and other economic publications were also used. Changes in assumptions and estimates after the assessment date may lead to an outcome where impairment charges would be required

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2015
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

in future periods. Specifically, actual results may vary from the Company’s forecasts and such variations may be material and unfavorable, thereby triggering the need for future impairment tests where the conclusions may differ in reflection of prevailing market conditions.

Long-Lived Assets. Impairment of long-lived assets is recognized when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the expected future undiscounted cash flows are less than the carrying amount of the asset, an impairment loss is recognized at that time to reduce the asset to the lower of its fair value or its net book value. The Company tests all existing indefinite-lived intangibles at least annually for impairment as of October 31. As of December 31, 2015, the Company had approximately $4.5 of indefinite-lived tangibles included in other assets on the consolidated balance sheets.

Contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary. Legal costs incurred in connection with loss contingencies are expensed as incurred.

Pensions and Other Post-retirement Benefits. Annual net periodic expense and benefit liabilities under the Company’s defined benefit plans are determined on an actuarial basis. Assumptions used in the actuarial calculations have a significant impact on plan obligations and expense. Members of the management investment committee periodically review the actual experience compared with the more significant assumptions used and make adjustments to the assumptions, if warranted. The healthcare trend rates are reviewed based upon the results of actual claims experience. The discount rate is determined by analyzing the average return of high-quality (i.e., AA-rated) fixed-income investments and the year-over-year comparison of certain widely used benchmark indices as of the measurement date. The expected long-term rate of return on plan assets is determined using the plans’ current asset allocation and their expected rates of return based on a geometric averaging over 20 years. The rate of compensation increase assumptions reflects the Company’s long-term actual experience and future and near-term outlook. Pension benefits are funded through deposits with trustees. Other post-retirement benefits are not funded and the Company’s policy is to pay these benefits as they become due.

The Company recognizes the funded status of each of its plans in the consolidated balance sheets. Amortization of unrecognized net gain or loss resulting from experience different from that assumed and from changes in assumptions (excluding asset gains and losses not yet reflected in market-related value) is included as a component of net periodic benefit cost for a year if, as of the beginning of the year, that unrecognized net gain or loss exceeds five percent of the greater of the projected benefit obligation or the market-related value of plan assets. If amortization is required, the amortization is that excess divided by the average remaining service period of participating employees expected to receive benefits under the plan.

The Company records a curtailment when an event occurs that significantly reduces the expected years of future service or eliminates the accrual of defined benefits for the future services of a significant number of employees. A curtailment gain is recorded when the employees who are entitled to the benefits terminate their employment; a curtailment loss is recorded when it becomes probable a loss will occur. Expense from curtailments is recorded in selling and administrative expense on the consolidated statements of operations.
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

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2015
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard is effective for the Company on January 1, 2016. The adoption of ASU 2015-03 is not expected to have a material impact on the financial statements of the Company.

In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share or Its Equivalent (ASU 2015-07). The amendments in this update remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The standard is effective for the Company on January 1, 2016. The adoption of ASU 2015-07 is not expected to have a material impact on the financial statements of the Company.

In July 2015, the FASB issued ASU 2015-12, Plan Accounting: Defined Benefit Plan (Topic 960), Defined Contribution Pension Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965): (Part I) Fully Benefit-Responsive Investment Contracts, (Part II) Plan Investment Disclosures, (Part III) Measurement Date Practical Expedient (ASU 2015-12), which is a three-part update with the objective of simplifying benefit plan reporting to make the information presented more useful to the reader. Part I designates contract value as the only required measure for fully benefit-responsive investment contracts (FBRIC). A FBRIC is a guaranteed investment contract between the plan and an issuer in which the issuer agrees to pay a predetermined interest rate and principal for a set amount deposited with the issuer. Part II simplifies the investment disclosure requirements for employee benefits plans. Part III provides an alternative measurement date for fiscal periods that do not coincide with a month-end date. This guidance is effective for fiscal years beginning after December 15, 2015. The amendments in Parts I and II of this standard are effective retrospectively. The standard is effective for the Company on January 1, 2016. The adoption of ASU 2015-12 is not expected to have a material impact on the financial statements of the Company.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (ASU 2015-16). The amendments in this update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this update require that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date and presented separately on the face of the income statement or disclosed in the notes by line item. The standard is effective for the Company on January 1, 2016. The adoption of ASU 2015-16 is not expected to have a material impact on the financial statements of the Company.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (ASU 2015-17). This amendment requires the presentation of deferred tax assets and liabilities to be categorized as noncurrent on the balance sheet, instead of being classified as current or noncurrent. The standard is effective for the Company for annual periods beginning after December 15, 2016, with early adoption permitted. The adoption of ASU 2015-17 is not expected to have a material impact on the financial statements of the Company.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). This amendment requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The amendment simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. It eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The amendment requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. Additionally, the update requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments and requires an entity to separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. The standard is effective for the Company on December 15, 2017, with early adoption permitted.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The FASB issued the update to require the recognition of lease assets and liabilities on the balance sheet of lessees. The standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within such fiscal years. The ASU requires a modified retrospective transition method with the option to elect a package of practical expedients. Early adoption is permitted. The Company is evaluating the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2015
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

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

The following table represents amounts used in computing earnings (loss) per share and the effect on the weighted-average number of shares of dilutive potential common shares for the years ended December 31:

	2015	2014	2013
Numerator
Income (loss) used in basic and diluted earnings (loss) per share
Income (loss) from continuing operations, net of tax	$59.5	$107.3	$(190.2)
Income attributable to noncontrolling interests, net of tax	1.7	2.6	5.1
Income (loss) before discontinued operations, net of tax	57.8	104.7	(195.3)
Income from discontinued operations, net of tax	15.9	9.7	13.7
Net income (loss) attributable to Diebold, Incorporated	$73.7	$114.4	$(181.6)
Denominator
Weighted-average number of common shares used in basic earnings (loss) per share	64.9	64.5	63.7
Effect of dilutive shares (1)	0.7	0.7	—
Weighted-average number of shares used in diluted earnings (loss) per share	65.6	65.2	63.7
Basic earnings (loss) per share
Income (loss) before discontinued operations, net of tax	$0.89	$1.62	$(3.06)
Income from discontinued operations, net of tax	0.24	0.15	0.21
Net income (loss) attributable to Diebold, Incorporated	$1.13	$1.77	$(2.85)
Diluted earnings (loss) per share
Income (loss) before discontinued operations, net of tax	$0.88	$1.61	$(3.06)
Income from discontinued operations, net of tax	0.24	0.15	0.21
Net income (loss) attributable to Diebold, Incorporated	$1.12	$1.76	$(2.85)

Anti-dilutive shares
Anti-dilutive shares not used in calculating diluted weighted-average shares	1.5	1.1	2.6

(1)
Incremental shares of 0.5 were excluded from the computation of diluted loss per share for the year ended December 31, 2013 because their effect is anti-dilutive due to the loss from continuing operations.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2015
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

NOTE 3: ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the changes in the Company’s accumulated other comprehensive loss (AOCI), net of tax, by component for the year ended December 31:

	Translation	Foreign Currency Hedges	Interest Rate Hedges	Pension and Other Post-Retirement Benefits	Unrealized Gain on Securities, Net	Other	Accumulated Other Comprehensive Loss
Balance at December 31, 2013	$(2.4)	$(1.9)	$(1.0)	$(52.0)	$2.7	$0.3	$(54.3)
Other comprehensive (loss) income before reclassifications (1)	(72.5)	0.5	0.7	(63.7)	(0.5)	—	(135.5)
Amounts reclassified from AOCI	—	—	(0.2)	1.7	(2.2)	—	(0.7)
Net current period other comprehensive (loss) income	(72.5)	0.5	0.5	(62.0)	(2.7)	—	(136.2)
Balance at December 31, 2014	$(74.9)	$(1.4)	$(0.5)	$(114.0)	$—	$0.3	$(190.5)
Other comprehensive (loss) income before reclassifications (1)	(140.7)	6.4	0.8	2.1	—	0.1	(131.3)
Amounts reclassified from AOCI	—	—	(0.4)	4.1	—	—	3.7
Net current period other comprehensive (loss) income	(140.7)	6.4	0.4	6.2	—	0.1	(127.6)
Balance at December 31, 2015	$(215.6)	$5.0	$(0.1)	$(107.8)	$—	$0.4	$(318.1)

(1)
Other comprehensive (loss) income before reclassifications within the translation component excludes losses of $0.6 and $1.2 and translation attributable to noncontrolling interests for December 31, 2015 and 2014, respectively.

The following table summarizes the details about amounts reclassified from AOCI for the year ended December 31:

	2015	2014
	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Affected Line Item in the Statement of Operations
Interest rate hedges (net of tax of $0.2 and $0.1, respectively)	$(0.4)	$(0.2)	Interest expense
Pension and post-retirement benefits:
Net prior service benefit amortization (net of tax of $0.1 and $0.1, respectively)	(0.1)	(0.3)	(1)
Net actuarial losses recognized during the year (net of tax of $(2.7) and $(1.2), respectively)	4.2	2.0	(1)
	4.1	1.7
Unrealized loss on securities (net of tax of $(0.0) and $(0.0), respectively)	—	(2.2)	Investment income
Total reclassifications for the period	$3.7	$(0.7)

(1)	Pension and other post-retirement benefits AOCI components are included in the computation of net periodic benefit cost (refer to note 13 to the consolidated financial statements).

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2015
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

NOTE 4: SHARE-BASED COMPENSATION AND EQUITY

Dividends. On the basis of amounts declared and paid quarterly, the annualized dividends per share were $1.15 a for the years ended December 31, 2015, 2014 and 2013, respectively.

Share-Based Compensation Cost. The Company recognizes costs resulting from all share-based payment transactions based on the fair market value of the award as of the grant date. Awards are valued at fair value and compensation cost is recognized on a straight-line basis over the requisite periods of each award. The Company estimated forfeiture rates are based on historical experience. To cover the exercise and/or vesting of its share-based payments, the Company generally issues new shares from its authorized, unissued share pool. The number of common shares that may be issued pursuant to the Amended and Restated 1991 Equity and Performance Incentive Plan (as amended and restated as of February 12, 2014) (1991 Plan) was 8.6, of which 5.0 shares were available for issuance at December 31, 2015.

The following table summarizes the components of the Company’s employee and non-employee share-based compensation programs recognized as selling and administrative expense for the years ended December 31:

	2015	2014	2013
Stock options
Pre-tax compensation expense	$3.6	$2.7	$6.0
Tax benefit	(1.3)	(1.0)	(2.2)
Stock option expense, net of tax	$2.3	$1.7	$3.8

Restricted stock units
Pre-tax compensation expense	$8.6	$6.0	$5.6
Tax benefit	(2.4)	(1.9)	(1.7)
RSU expense, net of tax	$6.2	$4.1	$3.9

Performance shares
Pre-tax compensation expense	$0.2	$12.5	$2.2
Tax benefit	(0.1)	(4.2)	(0.8)
Performance share expense, net of tax	$0.1	$8.3	$1.4

Director deferred shares
Pre-tax compensation expense	$—	$0.3	$1.1
Tax benefit	—	(0.1)	(0.4)
Director deferred share expense, net of tax	$—	$0.2	$0.7

Total share-based compensation
Pre-tax compensation expense	$12.4	$21.5	$14.9
Tax benefit	(3.8)	(7.2)	(5.1)
Total share-based compensation, net of tax	$8.6	$14.3	$9.8

The following table summarizes information related to unrecognized share-based compensation costs as of December 31, 2015:

	Unrecognized Cost	Weighted-Average Period
		(years)
Stock options	$2.9	1.3
RSUs	12.1	1.8
Performance shares	4.9	1.7
	$19.9

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2015
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

SHARE-BASED COMPENSATION AWARDS
Stock options, RSUs, restricted shares and performance shares have been issued to officers and other management employees under the Company’s 1991 Plan.

Stock Options
Stock options generally vest after a one- to five-year period and have a maturity of ten years from the issuance date. Option exercise prices equal the closing price of the Company’s common shares on the date of grant. The estimated fair value of the options granted was calculated using a Black-Scholes option pricing model using the following assumptions:

	2015	2014	2013
Expected life (in years)	6	5	6
Weighted-average volatility	31%	31%	38%
Risk-free interest rate	1.50%	1.47-1.66%	1.08-1.27%
Expected dividend yield	3.12%	3.59%	3.23-3.59%
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

Options outstanding and exercisable as of December 31, 2015 and changes during the year ended were as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
		(per share)	(in years)
Outstanding at January 1, 2015	1.6	$37.11
Expired or forfeited	(0.3)	$48.64
Exercised	(0.1)	$29.55
Granted	0.5	$32.33
Outstanding at December 31, 2015	1.7	$34.21	7	$0.2
Options exercisable at December 31, 2015	0.9	$35.47	5	$0.2
Options vested and expected to vest (2) at December 31, 2015	1.6	$34.25	7	$0.2

(1)
The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing share price on the last trading day of the year in 2015 and the exercise price, multiplied by the number of “in-the-money” options) that would have been received by the option holders had all option holders exercised their options on December 31, 2015. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common shares.

(2)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumption to total outstanding non-vested options.

The aggregate intrinsic value of options exercised for the years ended December 31, 2015, 2014 and 2013 was $0.7, $2.1 and $2.1, respectively. The weighted-average grant-date fair value of stock options granted for the years ended December 31, 2015, 2014 and 2013 was $7.04, $6.75 and $7.79, respectively. Total fair value of stock options vested during the years ended December 31, 2015, 2014 and 2013 was $2.7, $1.8 and $8.0, respectively. Exercise of options during the year ended December 31, 2015, 2014 and 2013 resulted in cash receipts of $3.5, $14.6 and $16.7, respectively.

Restricted Stock Units
Each RSU provides for the issuance of one common share of the Company at no cost to the holder and are granted to both employees and non-employee directors. RSUs for employees vest after a three- or seven-year period and for non-employee directors vest after one year. During the vesting period, employees and non-employee directors are paid the cash equivalent of dividends on RSUs. Non-vested employee RSUs are forfeited upon termination unless the Board of Directors determines otherwise.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2015
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

Non-vested RSUs outstanding as of December 31, 2015 and changes during the year ended were as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2015	0.7	$33.72
Forfeited	(0.1)	$33.64
Vested	(0.2)	$36.03
Granted (1)	0.5	$32.74
Non-vested at December 31, 2015	0.9	$32.53

(1)
The RSUs granted during the year ended December 31, 2015 include 33 thousand 1-year RSUs to non-employee directors under the 1991 Plan. These RSUs have a weighted-average grant-date fair value between $33.85 and $35.92.

The weighted-average grant-date fair value of RSUs granted for the years ended December 31, 2015, 2014 and 2013 was $32.74, $35.25 and $30.14, respectively. The total fair value of RSUs vested during the years ended December 31, 2015, 2014 and 2013 was $6.4, $4.4 and $9.2, respectively.

Performance Shares
Performance shares are granted to employees and vest based on the achievement of certain performance objectives, as determined by the Board of Directors each year. Each performance share earned entitles the holder to one common share of the Company. The Company's performance shares include performance objectives are assessed after a three-year period as well as performance objectives that are assessed annually over a three-year period. No shares are vested unless certain performance threshold objectives are met.

Non-vested performance shares outstanding as of December 31, 2015 and changes during the year ended were as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2014 (1)	1.1	$37.38
Forfeited	(0.7)	$34.72
Vested	(0.1)	$35.55
Granted	0.5	$32.50
Non-vested at December 31, 2015	0.8	$34.06

(1)
Non-vested performance shares are based on a maximum potential payout. Actual shares vested at the end of the performance period may be less than the maximum potential payout level depending on achievement of the performance objectives, as determined by the Board of Directors.

The weighted-average grant-date fair value of performance shares granted for the years ended December 31, 2015, 2014 and 2013 was $32.50, $38.07 and $29.15, respectively. The total fair value of performance shares vested during the years ended December 31, 2015, 2014 and 2013 was $5.1, $0.0 and $1.1, respectively.

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

As of December 31, 2015, there were 0.1 non-employee director deferred shares vested and outstanding. There were no deferred shares granted in 2015 or 2014. The weighted-average grant-date fair value of deferred shares granted for the year ended December 31, 2013 was $29.73 per share. The aggregate intrinsic value of deferred shares released during the years ended December 31, 2015, 2014 and 2013 was $0.2, $0.1 and $1.0, respectively. Total fair value of deferred shares vested for the years ended December 31, 2015, 2014 and 2013 was $0.0, $0.9 and $1.1, respectively.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2015
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

Other Non-employee Share-Based Compensation
In connection with the acquisition of Diebold Colombia, S.A., in December 2005, the Company issued warrants to purchase 0.1 common shares with an exercise price of $46.00 per share and grant-date fair value of $14.66 per share. The grant-date fair value of the warrants was valued using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.45 percent, dividend yield of 1.63 percent, expected volatility of 30 percent, and contractual life of six years. The warrants will expire in December 2016.

NOTE 5: INCOME TAXES

The following table presents components of income (loss) from continuing operations before income taxes for the years ended December 31:

	2015	2014	2013
Domestic	$(56.6)	$(15.3)	$(193.1)
Foreign	102.4	170.0	51.3
Total	$45.8	$154.7	$(141.8)

The following table presents the components of income tax (benefit) expense from continuing operations for the years ended December 31:

	2015	2014	2013
Current
U.S. federal	$(2.0)	$0.3	$3.2
Foreign	38.2	61.5	59.3
State and local	(0.6)	—	2.4
Total current	35.6	61.8	64.9
Deferred
U.S. federal	(38.3)	(2.6)	(20.2)
Foreign	(11.1)	(9.4)	9.7
State and local	0.1	(2.4)	(6.0)
Total deferred	(49.3)	(14.4)	(16.5)
Income tax (benefit) expense	$(13.7)	$47.4	$48.4

In addition to the income tax (benefit) expense listed above for the years ended December 31, 2015, 2014 and 2013, income tax expense (benefit) allocated directly to shareholders equity for the same periods was $5.4, $(38.5) and $67.4, respectively. Offsetting the income tax expense (benefit) allocated directly to shareholders equity for the years ended December 31, 2015, 2014 and 2013 was a benefit of $20.4, $9.2 and $9.0, respectively, related to current year movement in valuation allowance. Income tax expense allocated to discontinued operations for the years ended December 31, 2015, 2014 and 2013 was $9.6, $6.2 and $8.3, respectively.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2015
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

Income tax (benefit) expense attributable to income (loss) from continuing operations differed from the amounts computed by applying the U.S. federal income tax rate of 35 percent to pretax income (loss) from continuing operations. The following table presents these differences for the years ended December 31:

	2015	2014	2013
Statutory tax expense (benefit)	$16.0	$54.1	$(49.6)
Brazil non-taxable incentive	(4.2)	(15.5)	(7.8)
Valuation allowance	(0.7)	9.5	43.9
Brazil tax goodwill amortization	—	(1.5)	(3.8)
Foreign tax rate differential	(19.4)	(14.9)	(12.4)
Foreign subsidiary earnings	(9.1)	14.6	59.3
Accrual adjustments	1.5	2.2	5.8
Non-deductible goodwill	—	—	5.2
FCPA provision, nondeductible portion	—	—	5.4
Business tax credits	(1.4)	(2.4)	(2.1)
Non-deductible (non-taxable) items	4.2	—	5.4
Other	(0.6)	1.3	(0.9)
Income tax (benefit) expense	$(13.7)	$47.4	$48.4
In 2015, the repatriation of foreign earnings, the associated recognition of foreign tax credits and related benefits due to the passage of the Protecting Americans from Tax Hikes (PATH) Act of 2015, were recorded.
In the second quarter of 2013, the Company recorded a valuation allowance for the Brazil manufacturing subsidiary due to a change in circumstances including lower profitability in core operations, lower anticipated taxable income and an unfavorable business outlook. The Company also changed its assertion regarding the indefinite reinvestment of foreign subsidiary earnings due primarily to forecasted cash needs within the United States and strategic decisions related to the Company’s capital structure. As a result, the Company recorded current and deferred tax expense (net of related foreign tax credits) due to the repatriation of earnings of approximately $55.0.

The Company recognizes the benefit of tax positions taken or expected to be taken in its tax returns in the consolidated financial statements when it is more likely than not that the position will be sustained upon examination by authorities. Recognized tax positions are measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement.
Details of the unrecognized tax benefits are as follows:

	2015	2014
Balance at January 1	$15.0	$16.6
Decreases related to prior year tax positions	(0.4)	0.3
Increases related to current year tax positions	0.9	0.7
Settlements	(0.2)	(2.5)
Reduction due to lapse of applicable statute of limitations	(2.2)	(0.1)
Balance at December 31	$13.1	$15.0

The entire amount of unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate.

The Company classifies interest expense and penalties related to the underpayment of income taxes in the consolidated financial statements as income tax expense. Consistent with the treatment of interest expense, the Company accrues interest income on overpayments of income taxes where applicable and classifies interest income as a reduction of income tax expense in the consolidated financial statements. As of December 31, 2015 and 2014, accrued interest and penalties related to unrecognized tax benefits totaled approximately $7.2 and $7.4, respectively.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2015
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

It is reasonably possible that the total amount of unrecognized tax benefits will change during the next 12 months. The Company does not expect those changes to have a significant impact on its consolidated financial statements. The expected timing of payments cannot be determined with any degree of certainty.

As of December 31, 2015, the Company is under audit by the Internal Revenue Service (IRS) for tax years ended December 31, 2011, 2012 and 2013. During the year ended December 31, 2014, the IRS completed its examination of the Company’s U.S. federal income tax returns for the years 2008-2010 and issued a Revenue Agent’s Report (RAR). The net tax deficiency, excluding interest, associated with the RAR is $6.3 after net operating loss utilization. The Company appealed the findings in the RAR and a preliminary agreement was reached in 2015. The Company believes it has adequately provided for any related uncertain tax positions. All federal tax years prior to 2005 are closed by statute. The Company is subject to tax examination in various U.S. state jurisdictions for tax years 2009 to the present, as well as various foreign jurisdictions for tax years 2008 to the present.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31 are as follows:

	2015	2014
Deferred tax assets
Accrued expenses	$40.8	$56.7
Warranty accrual	22.0	35.6
Deferred compensation	14.0	15.8
Allowance for doubtful accounts	11.9	9.1
Inventories	12.7	14.1
Deferred revenue	20.1	12.5
Pension and post-retirement benefits	70.4	73.0
Tax credits	62.5	33.4
Net operating loss carryforwards	58.5	68.9
Capital loss carryforwards	1.9	—
State deferred taxes	16.3	17.4
Other	12.1	3.4
	343.2	339.9
Valuation allowance	(63.9)	(88.0)
Net deferred tax assets	$279.3	$251.9

Deferred tax liabilities
Property, plant and equipment	$20.5	$18.3
Goodwill and intangible assets	17.6	17.5
Partnership interest	7.7	13.1
Undistributed earnings	7.3	14.3
Net deferred tax liabilities	53.1	63.2
Net deferred tax asset	$226.2	$188.7

Deferred income taxes reported in the consolidated balance sheets as of December 31 are as follows:

	2015	2014
Deferred income taxes - current assets	$168.8	$111.0
Deferred income taxes - long-term assets	65.3	86.5
Other current liabilities	(6.0)	(2.3)
Deferred income taxes - long-term liabilities	(1.9)	(6.5)
Net deferred tax asset	$226.2	$188.7

At December 31, 2015, the Company had domestic and international net operating loss (NOL) carryforwards of $422.4, resulting in an NOL deferred tax asset of $58.5. Of these NOL carryforwards, $300.3 expire at various times between 2016 and 2036 and

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2015
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

$122.1 does not expire. At December 31, 2015, the Company had a domestic foreign tax credit carryforward resulting in a deferred tax asset of $50.3 that will expire between 2020 and 2026 and a general business credit carryforward resulting in a deferred tax asset of $12.0 that will expire between 2030 and 2036.

The Company recorded a valuation allowance to reflect the estimated amount of certain foreign and state deferred tax assets that, more likely than not, will not be realized. The net change in total valuation allowance for the years ended December 31, 2015 and 2014 was a decrease of $24.1 and an increase of $0.2, respectively. The 2015 valuation allowance decrease is currency driven relating mostly to the weakening of the Brazil real.

For the years ended December 31, 2015 and 2014, provisions were made for foreign withholding taxes and estimated U.S. income taxes, less available tax credits, which may be incurred upon the remittance of certain undistributed earnings in foreign subsidiaries and foreign unconsolidated affiliates. Provisions have not been made for income taxes on approximately $554.8 of undistributed earnings at December 31, 2015 in foreign subsidiaries and corporate joint ventures that are deemed permanently reinvested. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable because such liability, if any, depends on certain circumstances existing if and when remittance occurs. A deferred tax liability will be recognized if and when the Company no longer plans to permanently reinvest these undistributed earnings.

NOTE 6: INVESTMENTS

The Company’s investments, primarily in Brazil, consist of certificates of deposit that are classified as available-for-sale and stated at fair value based upon quoted market prices. Unrealized gains and losses are recorded in AOCI. Realized gains and losses are recognized in investment income and are determined using the specific identification method. There were no realized gains from the sale of securities or proceeds from the sale of available-for-sale securities for the years ended December 31, 2015. Realized gains from the sale of securities were $0.5 and proceeds from the sale of available-for-sale securities were $39.6 during the year ended December 31, 2014.

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

The Company’s investments, excluding cash surrender value of insurance contracts of $75.9 and $73.9 as of December 31, 2015 and 2014, respectively, consist of the following:

	Cost Basis	Unrealized Gain	Fair Value
As of December 31, 2015
Short-term investments
Certificates of deposit	$39.9	$—	$39.9
Long-term investments
Assets held in a rabbi trust	$9.3	$—	$9.3

As of December 31, 2014
Short-term investments
Certificates of deposit	$136.7	$—	$136.7
Long-term investments:
Assets held in a rabbi trust	$9.3	$0.4	$9.7

NOTE 7: FINANCE LEASE RECEIVABLES

The Company provides financing arrangements to customers purchasing its products. These financing arrangements are largely classified and accounted for as sales-type leases.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2015
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

The following table presents finance lease receivables sold by the Company for the years ended December 31:

	2015	2014	2013
Finance lease receivables sold	$10.6	$22.0	$—

The following table presents the components of finance lease receivables as of December 31:

	2015	2014
Gross minimum lease receivable	$76.0	$161.2
Allowance for credit losses	(0.5)	(0.4)
Estimated unguaranteed residual values	5.2	6.1
	80.7	166.9
Less:
Unearned interest income	(4.4)	(1.3)
Unearned residuals	(1.4)	(7.3)
	(5.8)	(8.6)
Total	$74.9	$158.3

Future minimum payments due from customers under finance lease receivables as of December 31, 2015 are as follows:

2016	$44.8
2017	22.1
2018	4.7
2019	2.2
2020	1.2
Thereafter	1.0
$76.0

NOTE 8: ALLOWANCE FOR CREDIT LOSSES

The following table summarizes the Company’s allowance for credit losses and amount of financing receivables evaluated for impairment:

	Finance Leases	Notes Receivable	Total
Allowance for credit losses
Balance at January 1, 2014	$0.4	$4.1	$4.5
Provision for credit losses	0.2	—	0.2
Write-offs	(0.2)	—	(0.2)
Balance at December 31, 2014	$0.4	$4.1	$4.5
Provision for credit losses	0.2	—	0.2
Write-offs	(0.1)	—	(0.1)
Balance at December 31, 2015	$0.5	$4.1	$4.6

The Company's allowance of $4.6 and $4.5 for the years ended December 31, 2015 and 2014, respectively, all resulted from individual impairment evaluation. As of December 31, 2015, finance leases and notes receivables individually evaluated for impairment were $75.3 and $22.5, respectively. As of December 31, 2014, finance leases and notes receivables individually evaluated for impairment were $149.7 and $23.1, respectively. As of December 31, 2015 and 2014, the Company’s financing receivables in LA were $58.8 and $127.9, respectively. The decrease is related primarily to the strengthening U.S. dollar compared to the Brazil real and recurring customer payments for financing arrangements in LA.

The Company records interest income and any fees or costs related to financing receivables using the effective interest method over the term of the lease or loan. The Company reviews the aging of its financing receivables to determine past due and delinquent accounts. Credit quality is reviewed at inception and is re-evaluated as needed based on customer-specific circumstances.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2015
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

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

As of December 31, 2015 and 2014, the recorded investment in past-due financing receivables on nonaccrual status was $0.7 and $2.2, respectively, and there was no recorded investment in finance receivables past due 90 days or more and still accruing interest. The recorded investment in impaired notes receivable was $4.1 as of December 31, 2015 and 2014 and was fully reserved.

The following table summarizes the Company’s aging of past-due notes receivable balances:

	December 31,
	2015	2014
30-59 days past due	$0.1	$0.1
60-89 days past due	—	—
> 89 days past due	3.0	1.5
Total past due	$3.1	$1.6

NOTE 9: INVENTORIES

The following table summarizes the major classes of inventories as of December 31:

	2015	2014
Finished goods	$145.8	$194.8
Service parts	175.4	107.7
Raw materials and work in process	48.1	72.2
Total inventories	$369.3	$374.7

NOTE 10: PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment, at cost less accumulated depreciation and amortization as of December 31:

	Estimated Useful Life (years)	2015	2014
Land and land improvements	0-15	$6.1	$7.0
Buildings and building equipment	15	57.7	59.5
Machinery, tools and equipment	5-12	83.5	86.0
Leasehold improvements (1)	10	22.1	24.1
Computer equipment	3-5	58.4	56.6
Computer software	5-10	188.4	160.2
Furniture and fixtures	5-8	62.0	63.6
Tooling	3-5	104.5	94.6
Construction in progress		26.3	53.2
Total property plant and equipment, at cost		$609.0	$604.8
Less accumulated depreciation and amortization		433.7	439.1
Total property plant and equipment, net		$175.3	$165.7

(1)	The estimated useful life for leasehold improvements is the lesser of 10 years or the term of the lease.

During 2015, 2014 and 2013, depreciation expense, computed on a straight-line basis over the estimated useful lives of the related assets, was $40.7, $48.2 and $50.2, respectively.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2015
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

NOTE 11: GOODWILL AND OTHER ASSETS

The changes in carrying amounts of goodwill within the Company’s segments are summarized as follows:

	NA	AP	EMEA	LA	Total
Goodwill	$112.1	$41.3	$168.7	$148.5	$470.6
Assets held for sale	(33.9)	—	—	—	(33.9)
Accumulated impairment losses	(13.2)	—	(168.7)	(108.8)	(290.7)
Balance at January 1, 2014	65.0	41.3	—	39.7	146.0
Divestiture	(1.6)	—	—	—	(1.6)
Currency translation adjustment	(0.2)	(1.3)	—	(4.8)	(6.3)
Goodwill	76.4	40.0	168.7	143.7	428.8
Accumulated impairment losses	(13.2)	—	(168.7)	(108.8)	(290.7)
Balance at December 31, 2014	63.2	40.0	—	34.9	138.1
Goodwill acquired	39.7	—	—	—	39.7
Currency translation adjustment	(3.4)	(2.4)	—	(10.5)	(16.3)
Goodwill	112.7	37.6	168.7	133.2	452.2
Accumulated impairment losses	(13.2)	—	(168.7)	(108.8)	(290.7)
Balance at December 31, 2015	$99.5	$37.6	$—	$24.4	$161.5

Goodwill. In the fourth quarter of 2015, goodwill was reviewed for impairment based on a two-step test, which resulted in no impairment in any of the Company's reporting units. Management determined that the LA and AP reporting units had excess fair value of approximately $7.2 or 1.3 percent and approximately $149.4 or 56.5 percent, respectively, when compared to their carrying amounts. The Domestic and Canada reporting unit, included in the NA reportable segment, had excess fair value greater than 100.0 percent when compared to its carrying amount.

In March 2015, the Company acquired Phoenix, a world leader in developing innovative multi-vendor software solutions for ATMs and a host of other FSS applications. Preliminary goodwill and other intangible assets resulting from the acquisition were $39.7 and $26.8, respectively, and are primarily included in the NA reportable operating segment. The amount allocated to goodwill associated with the Phoenix acquisition is primarily the result of anticipated synergies and market expansion. The purchase price allocations are preliminary and subject to further adjustment until all pertinent information regarding the assets acquired and liabilities assumed are fully evaluated. The goodwill associated with the transaction is not deductible for income tax purposes. During 2014, NA had a reduction to goodwill of $1.6 relating to the divestiture of Eras.

During the third quarter of 2013, the Company performed an other-than-annual assessment for its LA reporting unit based on a two-step impairment test as a result of a reduced earnings outlook for the LA business unit. This was due to a deteriorating macro-economic outlook, structural changes to an auction-based purchasing environment and new competitors entering the market. The Company concluded that the goodwill within the LA reporting unit was partially impaired and recorded a $70.0 pre-tax, non-cash goodwill impairment charge. In the fourth quarter of 2013, the LA reporting unit was reviewed for impairment based on a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. In addition, the remaining reporting units were reviewed based on a two-step test. These tests resulted in no additional impairment in any of the Company's reporting units.

Other Assets. Other assets consists of net capitalized computer software development costs, patents, trademarks and other intangible assets. Where applicable, other assets are stated at cost and, if applicable, are amortized ratably over the relevant contract period or the estimated life of the assets. Fees to renew or extend the term of the Company’s intangible assets are expensed when incurred.

Impairment of long-lived assets is recognized when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the expected future undiscounted cash flows are less than the carrying amount of the asset, an impairment loss is recognized at that time to reduce the asset to the lower of its fair value or its net book value. The Company tests all existing indefinite-lived intangibles at least annually for impairment as of October 31. As of December 31, 2015, the Company had approximately $4.5 of indefinite-lived tangibles included in other intangibles.

For the year ended December 31, 2015, the Company recorded other asset-related impairment charges of $18.9. As of March 31, 2015, the Company agreed to sell its equity interest in its Venezuela joint venture to its joint venture partner and recorded a $10.3 impairment of assets in the first quarter of 2015. On April 29, 2015, the Company closed the sale for the estimated fair market value and recorded a $1.0 reversal of impairment of assets based on final adjustments in the second quarter of 2015, resulting in

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2015
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

a $9.3 impairment of assets for the six months ended June 30, 2015. During the remainder of 2015, the Company incurred an additional $0.4 related to uncollectible accounts receivable, which is included in selling and administrative expenses on the consolidated statements of operations. The Company no longer has a consolidating entity in Venezuela but will continue to operate in Venezuela on an indirect basis. Additionally, the Company recorded an impairment related to other intangibles in LA in the second quarter of 2015 and an impairment of $9.1 related to redundant legacy Diebold internally-developed software as a result of the acquisition of Phoenix in the first quarter of 2015 in which the carrying amounts of the assets were not recoverable.

The following summarizes information on intangible assets by major category:

	December 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internally-developed software	$92.4	$(48.5)	$43.9	$102.1	$(65.8)	$36.3
Other intangibles	36.7	(16.3)	20.4	42.6	(18.9)	23.7
Total	$129.1	$(64.8)	$64.3	$144.7	$(84.7)	$60.0
Amortization expense on capitalized software of $14.5, $18.3 and $20.9 was included in product cost of sales for 2015, 2014 and 2013, respectively.
The decrease in the gross carrying value of internally-developed software is primarily due to a $9.1 impairment during the first quarter of 2015 of certain internally-developed software related to redundant legacy Diebold software as a result of the acquisition of Phoenix.

NOTE 12: DEBT

Outstanding debt balances were as follows:

	December 31,
	2015	2014
Notes payable – current
Uncommitted lines of credit	$19.2	$24.8
Term loan	11.5	—
Other	1.3	0.8
	$32.0	$25.6
Long-term debt
Credit facility	$168.0	$240.0
Term loan	218.5	—
Senior notes	225.0	225.0
Industrial development revenue bonds	—	11.9
Other	1.6	2.9
	$613.1	$479.8
As of December 31, 2015, the Company had various short-term uncommitted lines of credit with borrowing limits of $89.0. The weighted-average interest rate on outstanding borrowings on the short-term uncommitted lines of credit as of December 31, 2015 and 2014 was 5.66 percent and 2.96 percent, respectively. The increase in the weighted-average interest rate is attributable to the change in mix of borrowings of foreign entities. Short-term uncommitted lines mature in less than one year. The amount available under the short-term uncommitted lines at December 31, 2015 was $69.0.

The Company entered into a revolving and term loan credit agreement (the Credit Agreement), dated as of November 23, 2015, among the Company and certain of the Company's subsidiaries, as borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders named therein. The Credit Agreement included, among other things, mechanics for the Company’s existing revolving and term loan A facilities to be refinanced under the Credit Agreement. On December 23, 2015, the Company entered into a Replacement Facilities Effective Date Amendment among the Company, certain of the Company’s subsidiaries, the lenders identified therein and JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to which the Company is refinancing its existing $520.0 revolving and $230.0 term loan A senior unsecured credit facilities (which have been terminated and repaid in full)

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2015
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

with, respectively, a new unsecured revolving facility (the Revolving Facility) in an amount of up to $520.0 and a new (non-delayed draw) unsecured term loan A facility (the Term A Facility) on substantially the same terms as the Delayed Draw Term Facility (as defined in the Credit Agreement) in the amount of up to $230.0. The Revolving Facility and Term A Facility will be subject to the same maximum consolidated net leverage ratio and minimum consolidated interest coverage ratio as the Delayed Draw Term Facility. On December 23, 2020, the Term A Facility will mature and the Revolving Facility automatically terminate. The weighted-average interest rate on the term loan as of December 31, 2015 was 2.33 percent, which is variable based on the LIBOR.

In June 2015, the Company entered into a Second Amendment to the Credit Agreement (Second Amendment), which provides for a term loan in the aggregate principal amount of $230.0 with escalating quarterly principal payments and a balloon payment due upon maturity in August 2019. The Second Amendment replaced the net debt to net capitalization financial covenant with a net debt to earnings before interest, taxes, depreciation and amortization (EBITDA) financial covenant and, accordingly, modified the facility fee and interest rate pricing schedules. The Credit Agreement continues to provide a revolving credit facility with availability of up to $520.0. The Company has the ability, subject to various approvals, to increase the borrowing limits by $250.0. In August 2014, the Company entered into the First Amendment to the Credit Agreement and Guaranty (First Amendment), which increased its borrowing limits under the revolving credit facility from $500.0 to $520.0. The First Amendment also extended the maturity date of the revolving credit facility to August 2019. Up to $50.0 of the revolving credit facility is available under a swing line sub-facility. The weighted-average interest rate on outstanding credit facility borrowings as of December 31, 2014 was 1.69 percent which is variable based on the LIBOR.

The amount available under the Revolving Facility as of December 31, 2015 was $352.0. The Company incurred $6.0 and $1.4 of fees related to its amended credit facility in 2015 and 2014, respectively, which are amortized as a component of interest expense over the term of the facility.

In March 2006, the Company issued senior notes in an aggregate principal amount of $300.0 with a weighted-average fixed interest rate of 5.50 percent. The Company entered into a derivative transaction to hedge interest rate risk on $200.0 of the senior notes, which was treated as a cash flow hedge. This reduced the effective interest rate from 5.50 percent to 5.36 percent. The Company funded the repayment of $75.0 of the senior notes at maturity in March 2013 using borrowings under its revolving credit facility. The maturity dates of the remaining senior notes are staggered, with $175.0 and $50.0 due in March 2016 and 2018, respectively. For the $175.0 of the Company's senior notes maturing in March 2016, management intended to fund the repayment through the revolving credit facility and/or proceeds from the sale of the Company's electronic security business.

The Company expects to receive the full $350.0 in cash proceeds, subject to working capital adjustments, from the divestiture of its electronic security business during the first quarter of 2016. The proceeds from the divestiture, net of deal costs and other related divestiture costs, will be placed in escrow to provide for the repayment of the senior notes due March 2016 and a portion of the financing for the Business Combination. The use of these funds will be restricted to the earlier of November 21, 2016, the cancellation of the tender offer or the payments for certain acquisition related items.

Maturities of long-term debt as of December 31, 2015 are as follows:

Maturities of Long-Term Debt
2016	$175.0
2017	1.2
2018	50.4
2019	0.1
Thereafter	386.4
$613.1

Interest expense on the Company’s debt instruments for the years ended December 31, 2015, 2014 and 2013 was $23.4, $22.4 and $26.9, respectively.

As of December 31, 2015, all the industrial development revenue bonds were repaid in full. In 1997, industrial development revenue bonds were issued on behalf of the Company. The proceeds from the bond issuances were used to construct manufacturing facilities in the United States. The Company guaranteed the payments of principal and interest on the bonds by obtaining letters of credit. The bonds were issued with a 20-year original term and were scheduled to mature in 2017. Each industrial development revenue bond carried a variable interest rate, which was reset weekly by the remarketing agents. During the third quarter of 2015, the Company repaid $7.5 of the industrial development revenue bonds, the remaining $4.4 was repaid during the fourth quarter of 2015. The weighted-average interest rate on the bonds was 0.27 percent as of December 31, 2014.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2015
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

The Company’s financing agreements contain various restrictive financial covenants, including net debt to capitalization, net debt to EBITDA and net interest coverage ratios. As of December 31, 2015, the Company was in compliance with the financial and other covenants in its debt agreements.

NOTE 13: BENEFIT PLANS

Qualified Pension Benefits. The Company has pension plans covering certain U.S. employees that have been closed to new participants since July 2003. The Company’s funding policy for salaried plans is to contribute annually based on actuarial projections and applicable regulations. Plans covering hourly employees and union members generally provide benefits of stated amounts for each year of service. The Company’s funding policy for hourly plans is to make at least the minimum annual contributions required by applicable regulations. Employees of the Company’s operations in countries outside of the United States participate to varying degrees in local pension plans, which in the aggregate are not significant.

Supplemental Executive Retirement Benefits. The Company has non-qualified pension plans to provide supplemental retirement benefits to certain officers. Benefits are payable at retirement based upon a percentage of the participant’s compensation, as defined.

During the first quarter of 2013, the Company recognized a curtailment loss of $1.2 within selling and administrative expense as a result of the termination of certain executives.

In July 2013, the Company's board of directors approved the freezing of certain pension and supplemental executive retirement plan (SERP) benefits effective as of December 31, 2013 for U.S.-based salaried employees. The Company recognized the plan freeze in the three-month period ended September 30, 2013 as a curtailment, since it eliminates for a significant number of participants the accrual of defined benefits for all of their future services. The impact of the curtailment includes the one-time accelerated recognition of outstanding unamortized pre-tax prior service cost of $0.8 within selling and administrative expense and a pre-tax reduction in AOCI of $52.6, attributable to the decrease in long-term pension liabilities. This curtailment event triggered a re-measurement for the affected benefit plans as of July 31, 2013 using a discount rate of 5.06 percent. The re-measurement resulted in a further reduction of long-term pension liabilities and AOCI (pre-tax) related to the actuarial gain occurring during the year of $71.0.

In connection with the voluntary early retirement program in the fourth quarter of 2013, the Company recorded distributions of $138.5 of pension plan assets, of which $15.8 were paid to participants in 2014. Distributions were made via lump-sum payments out of plan assets to participants. These distributions resulted in a non-cash pension charge of $67.6 recognized in selling and administrative expense within the Company's statement of operations. The non-cash pension charge included a $8.7 curtailment loss, a $20.2 settlement loss and $38.7 in special termination benefits.

Other Benefits. In addition to providing pension benefits, the Company provides post-retirement healthcare and life insurance benefits (referred to as other benefits) for certain retired employees. Eligible employees may be entitled to these benefits based upon years of service with the Company, age at retirement and collective bargaining agreements. Currently, the Company has made no commitments to increase these benefits for existing retirees or for employees who may become eligible for these benefits in the future. Currently there are no plan assets and the Company funds the benefits as the claims are paid. The post-retirement benefit obligation was determined by application of the terms of medical and life insurance plans together with relevant actuarial assumptions and healthcare cost trend rates.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2015
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

The following tables set forth the change in benefit obligation, change in plan assets, funded status, consolidated balance sheet presentation and net periodic benefit cost for the Company’s defined benefit pension plans and other benefits at and for the years ended December 31:

	Pension Benefits		Other Benefits
	2015	2014	2015	2014
Change in benefit obligation
Benefit obligation at beginning of year	$578.0	$469.0	$14.5	$13.1
Service cost	3.7	2.9	—	—
Interest cost	23.8	23.0	0.6	0.6
Actuarial (gain) loss	(29.8)	112.6	(1.4)	1.9
Plan participant contributions	—	—	0.1	0.1
Medicare retiree drug subsidy reimbursements	—	—	0.2	0.2
Benefits paid	(29.3)	(29.5)	(1.3)	(1.4)
Benefit obligation at end of year	546.4	578.0	12.7	14.5
Change in plan assets
Fair value of plan assets at beginning of year	$364.2	$346.6	$—	$—
Actual return on plan assets	(0.6)	37.5	—	—
Employer contributions	13.6	9.6	1.2	1.3
Plan participant contributions	—	—	0.1	0.1
Benefits paid	(29.3)	(29.5)	(1.3)	(1.4)
Fair value of plan assets at end of year	347.9	364.2	—	—
Funded status	$(198.5)	$(213.8)	$(12.7)	$(14.5)
Amounts recognized in balance sheets
Current liabilities	$3.5	$3.5	$1.2	$1.4
Noncurrent liabilities (1)	195.0	210.3	11.3	13.1
Accumulated other comprehensive loss:
Unrecognized net actuarial loss (2)	(167.5)	(176.1)	(2.5)	(4.3)
Unrecognized prior service (cost) benefit (2)	(0.1)	(0.1)	0.1	0.2
Net amount recognized	$30.9	$37.6	$10.1	$10.4
Change in accumulated other comprehensive loss
Balance at beginning of year	$(176.2)	$(77.9)	$(4.1)	$(2.2)
Prior service credit recognized during the year	—	(0.2)	(0.2)	(0.2)
Net actuarial losses recognized during the year	6.6	3.0	0.3	0.2
Net actuarial gains (losses) occurring during the year	2.0	(101.1)	1.4	(1.9)
Balance at end of year	$(167.6)	$(176.2)	$(2.6)	$(4.1)

(1)	Included in the consolidated balance sheets in pensions and other benefits and other post-retirement benefits are international plans.

(2)	Represents amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2015
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

	Pension Benefits			Other Benefits
	2015	2014	2013	2015	2014	2013
Components of net periodic benefit cost
Service cost	$3.7	$2.9	$11.6	$—	$—	$—
Interest cost	23.8	23.0	27.6	0.6	0.6	0.6
Expected return on plan assets	(27.0)	(25.8)	(35.7)	—	—	—
Amortization of prior service cost (1)	—	(0.2)	(0.3)	(0.2)	(0.2)	(0.4)
Recognized net actuarial loss	6.6	3.0	14.5	0.3	0.2	0.4
Curtailment loss	—	—	10.7	—	—	—
Settlement loss	—	—	20.2	—	—	—
Special termination benefits	—	—	38.7	—	—	—
Net periodic benefit cost	$7.1	$2.9	$87.3	$0.7	$0.6	$0.6

(1)
The annual amortization of prior service cost is determined as the increase in projected benefit obligation due to the plan change divided by the average remaining service period of participating employees expected to receive benefits under the plan.

The following table represents information for pension plans with an accumulated benefit obligation in excess of plan assets at December 31:

	2015	2014
Projected benefit obligation	$546.4	$578.0
Accumulated benefit obligation	$546.1	$577.6
Fair value of plan assets	$347.9	$364.2

The following table represents the weighted-average assumptions used to determine benefit obligations at December 31:

	Pension Benefits		Other Benefits
	2015	2014	2015	2014
Discount rate	4.62%	4.21%	4.62%	4.21%
Rate of compensation increase	N/A	N/A	N/A	N/A

The following table represents the weighted-average assumptions used to determine periodic benefit cost at December 31:

	Pension Benefits		Other Benefits
	2015	2014	2015	2014
Discount rate	4.21%	5.09%	4.21%	5.09%
Expected long-term return on plan assets	7.75%	7.95%	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A

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

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2015
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

The following table represents assumed healthcare cost trend rates at December 31:

	2015	2014
Healthcare cost trend rate assumed for next year	7.0%	7.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that rate reaches ultimate trend rate	2020	2020

The healthcare trend rates are reviewed based upon the results of actual claims experience. The Company used healthcare cost trends of 7.0 percent in 2015 and 7.5 percent in 2014 decreasing to an ultimate trend of 5.0 percent in 2020 for both medical and prescription drug benefits using the Society of Actuaries Long Term Trend Model with assumptions based on the 2008 Medicare Trustees’ projections. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans.

A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

	One-Percentage-Point Increase	One-Percentage-Point Decrease
Effect on total of service and interest cost	$—	$—
Effect on post-retirement benefit obligation	$0.9	$(0.8)

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

The following table summarizes the Company’s target mix for these asset classes in 2016, which are readjusted at least quarterly within a defined range, and the Company’s actual pension plan asset allocation as of December 31, 2015 and 2014:

	Target Allocation	Actual Allocation
	2016	2015	2014
Equity securities	45%	45%	45%
Debt securities	40%	39%	40%
Real estate	5%	6%	5%
Other	10%	10%	10%
Total	100%	100%	100%

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2015
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

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

The following table summarizes the fair value of the Company’s plan assets as of December 31, 2015:

	Fair Value	Level 1	Level 2	Level 3
Cash and other	$3.4	$3.4	$—	$—
Mutual funds	14.7	14.7	—	—
Equity securities
U.S. mid cap value	13.2	13.2	—	—
U.S. small cap core	16.9	16.9	—	—
International developed markets	34.0	34.0	—	—
Fixed income securities
U.S. corporate bonds	47.4	—	47.4	—
International corporate bonds	—	—	—	—
U.S. government	3.3	—	3.3	—
Other fixed income	0.5	—	0.5	—
Emerging markets	17.8	—	17.8	—
Common collective trusts
Real estate (a)	19.6	—	—	19.6
Other (b)	143.4	—	143.4	—
Alternative investments
Multi-strategy hedge funds (c)	17.2	—	—	17.2
Private equity funds (d)	16.5	—	—	16.5
Fair value of plan assets at end of year	$347.9	$82.2	$212.4	$53.3

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2015
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

The following table summarizes the fair value of the Company’s plan assets as of December 31, 2014:

	Fair Value	Level 1	Level 2	Level 3
Cash and other	$3.9	$3.9	$—	$—
Mutual funds	15.3	15.3	—	—
Equity securities
U.S. mid cap value	13.9	13.9	—	—
U.S. small cap core	18.5	18.5	—	—
International developed markets	33.9	33.9	—	—
Fixed income securities
U.S. corporate bonds	51.7	—	51.7	—
International corporate bonds	0.2	—	0.2	—
U.S. government	1.9	—	1.9	—
Other fixed income	0.3	—	0.3	—
Emerging markets	16.7	—	16.7	—
Common collective trusts
Real estate (a)	16.7	—	—	16.7
Other (b)	153.8	—	153.8	—
Alternative investments
Multi-strategy hedge funds (c)	16.6	—	—	16.6
Private equity funds (d)	20.8	—	—	20.8
Fair value of plan assets at end of year	$364.2	$85.5	$224.6	$54.1

(a)
Real estate common collective trust. The objective of the real estate common collective trust (CCT) is to achieve long-term returns through investments in a broadly diversified portfolio of improved properties with stabilized occupancies. As of December 31, 2015, investments in this CCT included approximately 48 percent office, 20 percent residential, 24 percent retail and 8 percent industrial, cash and other. As of December 31, 2014, investments in this CCT included approximately 44 percent office, 21 percent residential, 24 percent retail and 11 percent industrial, cash and other. Investments in the real estate CCT can be redeemed once per quarter subject to available cash, with a 45-day notice.

(b)
Other common collective trusts. At December 31, 2015, approximately 59 percent of the other CCTs are invested in fixed income securities including approximately 25 percent in mortgage-backed securities, 45 percent in corporate bonds and 30 percent in U.S. Treasury and other. Approximately 41 percent of the other CCTs at December 31, 2015 are invested in Russell 1000 Fund large cap index funds. At December 31, 2014, approximately 58 percent of the other CCTs are invested in fixed-income securities including approximately 27 percent in mortgage-backed securities, 47 percent in corporate bonds and 26 percent in U.S. Treasury and other. Approximately 42 percent of the other CCTs at December 31, 2014 are invested in Russell 1000 Fund large cap index funds. Investments in fixed-income securities can be redeemed daily.

(c)
Multi-strategy hedge funds. The objective of the multi-strategy hedge funds is to diversify risks and reduce volatility. At December 31, 2015 and 2014, investments in this class include approximately 53 percent and 46 percent long/short equity, respectively, 40 percent and 44 percent arbitrage and event investments, respectively, and 7 percent and 10 percent in directional trading, fixed income and other, respectively. Investments in the multi-strategy hedge fund can be redeemed semi-annually with a 95-day notice.

(d)
Private equity funds. The objective of the private equity funds is to achieve long-term returns through investments in a diversified portfolio of private equity limited partnerships that offer a variety of investment strategies, targeting low volatility and low correlation to traditional asset classes. As of December 31, 2015 and 2014, investments in these private equity funds include approximately 50 percent, in both years, in buyout private equity funds that usually invest in mature companies with established business plans, approximately 25 percent in both years, in special situations private equity and debt funds that focus on niche investment strategies and approximately 25 percent in both years, in venture private equity funds that invest in early development or expansion of business. Investments in the private equity fund can be redeemed only with written consent from the general partner, which may or may not be granted. At December 31, 2015 and 2014, the Company had unfunded commitments of underlying funds of $5.5 in both years.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2015
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

The following table summarizes the changes in fair value of level 3 assets for the years ended December 31:

	2015	2014
Balance, January 1	$54.1	$73.4
Dispositions	(6.1)	(26.2)
Realized and unrealized gain, net	5.3	6.9
Balance, December 31	$53.3	$54.1

The following table represents the amortization amounts expected to be recognized during 2016:

	Pension Benefits	Other Benefits
Amount of net prior service credit	$—	$—
Amount of net loss	$5.5	$0.2

The Company contributed $13.6 to its pension plans, including contributions to the nonqualified plan, and $1.2 to its other post-retirement benefit plan during the year ended December 31, 2015. The Company expects to contribute $1.4 to its other post-retirement benefit plan and does not expect to contribute to its pension plans, including the nonqualified plan, during the year ending December 31, 2016. The following benefit payments, which reflect expected future service, are expected to be paid:

	Pension Benefits	Other Benefits	Other Benefits after Medicare Part D Subsidy
2016	$27.2	$1.4	$1.3
2017	$27.4	$1.4	$1.3
2018	$27.9	$1.3	$1.2
2019	$28.4	$1.3	$1.2
2020	$29.2	$1.2	$1.1
2021-2025	$155.5	$5.4	$4.9

Retirement Savings Plan. The Company offers employee 401(k) savings plans (Savings Plans) to encourage eligible employees to save on a regular basis by payroll deductions. Effective July 1, 2003, a new enhanced benefit to the Savings Plans was effective in lieu of participation in the pension plan for salaried employees. The following table represents the Company's basic match percentage on participant qualified contributions up to a percentage of their compensation:

	Employees hired prior to July 1, 2003	Employees hired on or after July 1, 2003
Effective January 1, 2012 - December 31, 2013	30% of first 6%	60% of first 6%
Effective January 1, 2014 - December 31, 2015	60% of first 6%	60% of first 6%

The Company match is determined by the Board of Directors and evaluated at least annually. Total Company match was $9.5, $8.7 and $7.7 for the years ended December 31, 2015, 2014 and 2013, respectively. Effective December 31, 2013, the salaried pension plan benefits were frozen and therefore all participants in the Savings Plan began receiving the equal Company basic match percentages in January 2014.

Deferred Compensation Plans. The Company has deferred compensation plans that enable certain employees to defer receipt of a portion of their cash bonus, 401(k) or share-based compensation and non-employee directors to defer receipt of director fees at the participants’ discretion. For deferred cash-based compensation and 401(k), the Company established rabbi trusts which are recorded at fair value of the underlying securities within securities and other investments. The related deferred compensation liabilities are recorded at fair value within other long-term liabilities. Realized and unrealized gains and losses on marketable securities in the rabbi trusts are recognized in investment income with corresponding changes in the Company’s deferred compensation obligation recorded as compensation cost within selling and administrative expense.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2015
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

NOTE 14: LEASES

The Company’s future minimum lease payments due under non-cancellable operating leases for real estate, vehicles and other equipment at December 31, 2015 are as follows:

	Total	Real Estate	Vehicles and Equipment (a)
2016	$43.4	$25.9	$17.5
2017	27.9	19.0	8.9
2018	19.9	14.3	5.6
2019	13.6	11.8	1.8
2020	10.6	10.0	0.6
Thereafter	12.7	12.6	0.1
	$128.1	$93.6	$34.5

(a)
The Company leases vehicles with contractual terms of 36 to 60 months that are cancellable after 12 months without penalty. Future minimum lease payments reflect only the minimum payments during the initial 12-month non-cancellable term.

Under lease agreements that contain escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term. Rental expense under all lease agreements amounted to $67.7, $72.2 and $75.3 for the years ended December 31, 2015, 2014 and 2013, respectively.

NOTE 15: GUARANTEES AND PRODUCT WARRANTIES

In 1997, industrial development revenue bonds were issued on behalf of the Company. The Company guaranteed repayment of the bonds (refer to note 12) by obtaining letters of credit. The carrying value of the bonds was $11.9 as of December 31, 2014. The Company repaid these bonds in 2015.

The Company provides its global operations guarantees and standby letters of credit through various financial institutions to suppliers, customers, regulatory agencies and insurance providers. If the Company is not able to make payment, the suppliers, customers, regulatory agencies and insurance providers may draw on the pertinent bank. At December 31, 2015, the maximum future contractual obligations relative to these various guarantees totaled $89.9, of which $30.0 represented standby letters of credit to insurance providers, and no associated liability was recorded. At December 31, 2014, the maximum future payment obligations relative to these various guarantees totaled $111.1, of which $28.0 represented standby letters of credit to insurance providers, and no associated liability was recorded.

The Company provides its customers a standard manufacturer’s warranty and records, at the time of the sale, a corresponding estimated liability for potential warranty costs. Estimated future obligations due to warranty claims are based upon historical factors such as labor rates, average repair time, travel time, number of service calls per machine and cost of replacement parts.

Changes in the Company’s warranty liability balance are illustrated in the following table:

	2015	2014
Balance at January 1	$113.3	$83.2
Current period accruals	35.7	92.6
Current period settlements	(49.1)	(51.2)
Currency translation	(26.3)	(11.3)
Balance at December 31	$73.6	$113.3

NOTE 16: COMMITMENTS AND CONTINGENCIES

Contractual Obligation
At December 31, 2015, the Company had purchase commitments due within one year totaling $9.3 for materials through contract manufacturing agreements at negotiated prices. The amounts purchased under these obligations totaled $7.6 in 2015.

Indirect Tax Contingencies
The Company accrues non-income tax liabilities for indirect tax matters when management believes that a loss is probable and the amounts can be reasonably estimated, while contingent gains are recognized only when realized. In the event any losses are sustained in excess of accruals, they are charged against income. In evaluating indirect tax matters, management takes into consideration factors such as historical experience with matters of similar nature, specific facts and circumstances, and the likelihood of prevailing. Management evaluates and updates accruals as matters progress over time. It is reasonably possible that some of the matters for which accruals have not been established could be decided unfavorably to the Company and could require recognizing future expenditures. Also, statutes of limitations could expire without the Company paying the taxes for matters for which accruals have been established, which could result in the recognition of future gains upon reversal of these accruals at that time.

At December 31, 2015, the Company was a party to several routine indirect tax claims from various taxing authorities globally that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the consolidated financial statements would not be materially affected by the outcome of these indirect tax claims and/or proceedings or asserted claims.

In addition to these routine indirect tax matters, the Company was a party to the proceedings described below:

In August 2012, one of the Company's Brazil subsidiaries was notified of a tax assessment of approximately R$270.0, including penalties and interest, regarding certain Brazil federal indirect taxes (Industrialized Products Tax, Import Tax, Programa de Integração Social and Contribution to Social Security Financing) for 2008 and 2009. The assessment alleges improper importation of certain components into Brazil's free trade zone that would nullify certain indirect tax incentives. On September 10, 2012, the Company filed its administrative defenses with the tax authorities. This proceeding is currently pending an administrative level decision, which could negatively impact Brazil federal indirect taxes in other years that remain open under statute. It is reasonably possible that the Company could be required to pay taxes, penalties and interest related to this matter, which could be material to the Company's consolidated financial statements.

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

In connection with the Brazil indirect tax assessment, in May 2013, the U.S. Securities and Exchange Commission (SEC) requested that the Company retain certain documents and produce certain records relating to the assessment, to which the Company complied. In September 2014, the Company was notified by the SEC that it had closed its inquiry relating to the assessment.

Beginning in July 2014, the Company challenged customs rulings in Thailand seeking to retroactively collect customs duties on previous imports of ATMs. Management believes that the customs authority’s attempt to retroactively assess customs duties is in contravention of World Trade Organization agreements and, accordingly, is challenging the rulings. In the third quarter of 2015, the Company received a prospective ruling from the United States Customs Border Protection which is consistent with its interpretation of the treaty in question. We are submitting that ruling for consideration in our ongoing dispute with Thailand. The matters are currently in the appeals process and management continues to believe that the Company has a valid legal position in these appeals. Accordingly, the Company has not accrued any amount for this contingency; however, the Company cannot provide any assurance that it will not ultimately be subject to a retroactive assessment.

At December 31, 2015 and 2014, the Company had an accrual of approximately $7.5 and $12.5, respectively, related to the Brazil indirect tax matter disclosed above. The reduction in the accrual is due to the expiration of the statute of limitations related to years subject to audit and foreign currency fluctuations.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2015
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

A loss contingency is reasonably possible if it has a more than remote but less than probable chance of occurring. Although management believes the Company has valid defenses with respect to its indirect tax positions, it is reasonably possible that a loss could occur in excess of the estimated accrual, for which the Company estimated the aggregate risk at December 31, 2015 to be up to approximately $174.5 for its material indirect tax matters, of which approximately $138.0 and $24.0, respectively, relates to the Brazil indirect tax matter and Thailand customs matter disclosed above. The aggregate risk related to indirect taxes is adjusted as the applicable statutes of limitations expire.

Legal Contingencies
At December 31, 2015, the Company was a party to several lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the Company’s financial position or results of operations. In addition, the Company has indemnification obligations with certain former employees, and costs associated with these indemnifications are expensed as incurred. In management’s opinion, the Company's consolidated financial statements would not be materially affected by the outcome of these legal proceedings, commitments or asserted claims.

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

FOREIGN EXCHANGE
Net Investment Hedges. The Company has international subsidiaries with net balance sheet positions that generate cumulative translation adjustments within AOCI. The Company uses derivatives to manage potential changes in value of certain net investments in LA. The Company uses the forward-to-forward method for its quarterly retrospective and prospective assessments of hedge effectiveness. No ineffectiveness results if the notional amount of the derivative matches the portion of the net investment designated as being hedged because the Company uses derivative instruments with underlying exchange rates consistent with its functional currency and the functional currency of the hedged net investment. Changes in value that are deemed effective are reflected in AOCI until complete liquidation of the subsidiary, when they would be reclassified to income together with the gain or loss on the entire investment. The fair value of the Company’s net investment hedge contracts was $1.0 and $1.2 as of December 31, 2015 and 2014, respectively. The gain recognized in AOCI on net investment hedge contracts was $10.4 and $0.8 for the years ended December 31, 2015 and 2014, respectively.

Non-Designated Hedges. A substantial portion of the Company’s operations and revenues are international. As a result, changes in foreign exchange rates can create substantial foreign exchange gains and losses from the revaluation of non-functional currency monetary assets and liabilities. The Company’s policy allows the use of foreign exchange forward contracts with maturities of up to 24 months to mitigate the impact of currency fluctuations on those foreign currency asset and liability balances. The Company elected not to apply hedge accounting to its foreign exchange forward contracts. Thus, spot-based gains/losses offset revaluation gains/losses within foreign exchange loss, net and forward-based gains/losses represent interest expense. The fair value of the Company’s non-designated foreign exchange forward contracts was $0.9 and $0.8 as of December 31, 2015 and 2014, respectively.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2015
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

The following table summarizes the gain (loss) recognized on derivative instruments for the years ended December 31:

Derivative instrument	Classification on consolidated statement operations	2015	2014	2013
Cash flow hedges	Interest expense	$(4.2)	$(6.3)	$(6.4)
Foreign exchange option contracts gain	Miscellaneous, net	7.0	—	—
Foreign exchange forward contracts	Foreign exchange (loss) gain, net	10.7	21.1	10.9
Total		$13.5	$14.8	$4.5

INTEREST RATE
Cash Flow Hedges. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

The Company has variable rate debt and is subject to fluctuations in interest related cash flows due to changes in market interest rates. The Company’s policy allows derivative instruments designated as cash flow hedges that fix a portion of future variable-rate interest expense. As of December 31, 2015, the Company has one pay-fixed receive-variable interest rate swaps and as of December 31, 2014, the Company had two pay-fixed receive-variable interest rate swaps, with notional amounts totaling $25.0 and $50.0, respectively, to hedge against changes in the LIBOR benchmark interest rate on a portion of the Company’s LIBOR-based borrowings. Changes in value that are deemed effective are accumulated in AOCI and reclassified to interest expense when the hedged interest is accrued. To the extent that it becomes probable that the Company’s variable rate borrowings will not occur, the gains or losses on the related cash flow hedges will be reclassified from AOCI to interest expense. The fair value of the Company’s interest rate contracts was approximately $0.1 and $(1.2) as of December 31, 2015 and 2014, respectively.

Foreign Exchange Currency Forward and Option Contracts. The Company enters into foreign exchange forward to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies. These transactions are designated as cash flow hedges. The settlement or extension of these derivatives will result in reclassifications (from AOCI) to earnings in the period during which the hedged transactions affect earnings. The Company may dedesignate these cash flow hedge relationships in advance of the occurrence of the forecasted transaction. The portion of gains or losses on the derivative instrument previously accumulated in other comprehensive income for dedesignated hedges remains in accumulated other comprehensive income until the forecasted transaction occurs. Changes in the value of derivative instruments after dedesignation are recorded in earnings (refer to note 19).

In January 2006 and December 2005, the Company executed cash flow hedges by entering into receive-variable and pay-fixed interest rate swaps, with a total notional amount of $200.0, related to the senior notes issuance in March 2006. Amounts previously recorded in AOCI related to the pre-issuance cash flow hedges will continue to be reclassified to income on a straight-line basis through February 2016.

The gains recognized on designated cash flow hedge derivative instruments for the both years ended December 31, 2015 and 2014 were $1.1. Gains and losses related to interest rate contracts are reclassified from AOCI are recorded in interest expense on the statement of operations. The Company does not anticipate reclassifying any amount from AOCI to interest expense within the next 12 months.

On November 23, 2015, the Company entered into foreign exchange option contracts to purchase €1,416.0 for $1,547.1 to hedge against the effect of exchange rate fluctuations on the euro denominated cash consideration related to the potential Wincor Nixdorf acquisition and estimated euro denominated deal related costs and any outstanding Wincor Nixdorf borrowings. The cash component of the purchase price consideration approximates €1,162.2. The weighted average strike price is $1.09 per euro. These foreign exchange option contracts are non-designated and are included in other current assets or other current liabilities based on the net asset or net liability position, respectively, in our consolidated balance sheets. The arrangement will net settle with an additional maximum payout of approximately $60.0 which relates to a delayed premium due at maturity of the contracts in November 2016. In 2015, the $7.0 gain on these non-designated derivative instruments is reflected in other income (expense) miscellaneous, net. The fair value of these derivatives are included in note 19.

		Notional Amounts
Instrument	Number of Instruments	Call	Put
Foreign currency option contracts	2	€1,416.0	$1,547.1

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2015
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

NOTE 18: RESTRUCTURING AND OTHER CHARGES

The following table summarizes the impact of Company’s restructuring charges on the consolidated statements of operations for the years ended December 31:

	2015	2014	2013
Cost of sales - services	$3.1	$0.5	$25.6
Cost of sales - products	1.4	1.2	1.2
Selling and administrative expense	16.1	—	20.4
Research, development and engineering expense	0.6	9.9	6.0
Total	$21.2	$11.6	$53.2

The following table summarizes the Company’s restructuring charges by reporting segment for the years ended December 31:

	2015	2014	2013
Severance
NA	$10.6	$4.1	$42.8
AP	1.2	0.4	2.0
EMEA	3.8	0.5	1.2
LA	5.6	6.6	4.1
Total severance	21.2	11.6	50.1

Other
NA	—	—	2.0
AP	—	—	0.6
EMEA	—	—	0.5
Total other	—	—	3.1
Total	$21.2	$11.6	$53.2

During the first quarter of 2013, the Company announced a multi-year realignment plan. Certain aspects of this plan were previously disclosed under the Company's global realignment plan and global shared services plan. This multi-year realignment focuses on globalizing the Company's service organization and creating a unified center-led global organization for research and development, as well as transforming the Company's general and administrative cost structure. Restructuring charges of $21.2, $11.6 and $53.2 for the years ended December 31, 2015, 2014 and 2013, respectively, related to the Company’s multi-year realignment plan. Restructuring charges of $28.8 in 2013 related to severance as part of the the voluntary early retirement program elected by approximately 800 participants. Also included were charges related to realignment of resources and certain international facilities to better support opportunities in target markets and leverage software-led services technology to support customers in efforts to optimize overall operational performance. As of December 31, 2015, the restructuring accrual balance consists primarily of severance restructuring activities.

The following table summarizes the Company's cumulative total restructuring costs from continuing operations for the multi-year realignment plan as of December 31, 2015:

Cumulative total restructuring costs from continuing operations for the multi-year realignment plan	Severance	Other	Total

NA	$67.9	$2.0	$69.9
AP	3.8	0.6	4.4
EMEA	5.6	0.9	6.5
LA	20.0	—	20.0
Total	$97.3	$3.5	$100.8

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2015
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

The following table summarizes the Company’s restructuring accrual balances and related activity:

Balance at January 1, 2013	$10.5
Liabilities incurred	53.2
Liabilities paid/settled	(32.0)
Balance at December 31, 2013	$31.7
Liabilities incurred	11.6
Liabilities paid/settled	(35.7)
Balance at December 31, 2014	$7.6
Liabilities incurred	21.2
Liabilities paid/settled	(24.1)
Balance at December 31, 2015	$4.7
Other Charges
Other charges consist of items that the Company has determined are non-routine in nature and are not expected to recur in future operations. Net non-routine (expenses) income of $(36.4), $12.5 and $(128.0) impacted the years ended December 31, 2015, 2014 and 2013, respectively.

Net non-routine expense for the year ended December 31, 2015 was partially due to potential acquisition and divestiture related costs of $21.1 included within selling and administrative expense. Additionally, net non-routine expense included legal, indemnification and professional fees related to corporate monitor efforts.

Net non-routine income for the year ended December 31, 2014 related primarily to a $13.7 pre-tax gain from the sale of the Eras, recognized in gain on sale of assets, net within the consolidated statements of operations, and $5.8 pre-tax adjustment related to indirect taxes in Brazil, within products cost of sales. These gains were partially offset by legal, indemnification and professional fees paid by the Company in connection with ongoing obligations related to a prior settlement recorded within selling and administrative expense.

Net non-routine expenses for 2013 included a $67.6 non-cash pension charge (refer to note 13), additional losses of $28.0 related to the settlement of the FCPA investigation, $17.2 related to settlement of the securities class action, and $9.3 for executive severance costs. These non-routine charges were recorded within selling and administrative expense.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2015
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

NOTE 19: FAIR VALUE OF ASSETS AND LIABILITIES

Refer to note 1 for the Company’s accounting policies related to fair value accounting. Refer to note 13 for assets held in the Company’s defined pension plans, which are measured at fair value. Assets and liabilities subject to fair value measurement are as follows:

	December 31, 2015			December 31, 2014
		Fair Value Measurements Using			Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Assets
Short-term investments
Certificates of deposit	$39.9	$39.9	$—	$136.7	$136.7	$—
Assets held in rabbi trusts	9.3	9.3	—	9.7	9.7	—
Foreign exchange forward contracts	3.5	—	3.5	3.0	—	3.0
Foreign exchange option contracts	7.0	—	7.0	—	—	—
Total	$59.7	$49.2	$10.5	$149.4	$146.4	$3.0

Liabilities
Deferred compensation	$9.3	$9.3	$—	$9.7	$9.7	$—
Foreign exchange forward contracts	1.5	—	1.5	1.0	—	1.0
Interest rate swaps	—	—	—	1.2	—	1.2
Total	$10.8	$9.3	$1.5	$11.9	$9.7	$2.2

During the years ended December 31, 2015 and 2014, there were no transfers between levels.

The fair value and carrying value of the Company’s debt instruments are summarized as follows:

	December 31, 2015		December 31, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes payable	$32.0	$32.0	$25.6	$25.6
Long-term debt	613.0	613.1	483.6	479.8
Total debt instruments	$645.0	$645.1	$509.2	$505.4

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2015
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

NOTE 20:  SEGMENT INFORMATION

The Company considers its operating structure and the information subject to regular review by its President and Chief Executive Officer, who is the Chief Operating Decision Maker (CODM), to identify reportable operating segments. The CODM makes decisions, allocates resources and assesses performance by the following regions, which are also the Company’s four reportable operating segments: NA, AP, EMEA, and LA. The four geographic segments sell and service FSS and security systems around the globe, as well as elections, lottery and information technology solutions in Brazil other, through wholly-owned subsidiaries, majority-owned joint ventures and independent distributors in most major countries. In January 2015, the Company announced the realignment of its Brazil and LA businesses to drive greater efficiency and further improve customer service. The Company reported results from its LA and Brazil operations under one single reportable operating segment and reclassified comparative periods for consistency. The presentation of comparative periods also reflects the reclassification of certain global expenses from segment operating profit to corporate charges not allocated to segments due to the 2015 realignment activities.

Certain information not routinely used in the management of the segments, information not allocated back to the segments or information that is impractical to report is not shown. Segment operating profit is defined as revenues less expenses identifiable to the those segments. Segment operating income reconciles to consolidated income (loss) from continuing operations before income taxes by deducting corporate costs and other income or expense items that are not attributed to the segments. Further details regarding the Company's net non-routine (expense) income appear in note 18. Total assets are not allocated to segments and are not included in the assessment of segment performance and therefore are excluded from the segment information disclosed below.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2015
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

The following tables represent information regarding the Company’s segment information and provides a reconciliation between segment operating profit and the consolidated income (loss) from continuing operations before income taxes for the years ended December 31:

	2015	2014	2013
Revenue summary by segment
NA	$1,094.5	$1,091.4	$1,140.2
AP	439.6	500.3	479.1
EMEA	393.1	421.2	362.2
LA	492.1	721.9	601.1
Total customer revenues	$2,419.3	$2,734.8	$2,582.6

Intersegment revenues
NA	$81.4	$68.4	$76.3
AP	99.7	85.4	99.3
EMEA	73.4	56.6	46.0
LA	0.5	0.5	—
Total intersegment revenues	$255.0	$210.9	$221.6

Segment operating profit
NA	$250.1	$266.3	$232.4
AP	63.1	66.4	62.8
EMEA	55.3	61.4	44.0
LA	37.4	68.7	41.5
Total segment operating profit	$405.9	$462.8	$380.7

Corporate charges not allocated to segments (1)	(270.8)	(296.6)	(267.8)
Impairment of assets	(18.9)	(2.1)	(72.0)
Restructuring charges	(21.2)	(11.6)	(53.2)
Net non-routine (expense) income	(36.4)	12.5	(128.0)
	(347.3)	(297.8)	(521.0)
Operating profit (loss)	58.6	165.0	(140.3)
Other income (expense)	(12.8)	(10.3)	(1.5)
Income (loss) from continuing operations before taxes	$45.8	$154.7	$(141.8)

(1)
Corporate charges not allocated to segments include headquarter based costs associated with manufacturing administration, procurement, human resources, compensation and benefits, finance and accounting, global development/engineering, global strategy/mergers and acquisitions, global information technology, tax, treasury and legal.

	2015	2014	2013
Segment depreciation and amortization expense
NA	$9.7	$8.7	$12.1
AP	6.9	7.7	7.7
EMEA	3.1	4.0	3.7
LA	6.9	12.0	11.6
Total segment depreciation and amortization expense	26.6	32.4	35.1
Corporate depreciation and amortization expense	37.4	41.0	47.3
Total depreciation and amortization expense	$64.0	$73.4	$82.4

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2015
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

	2015	2014	2013
Segment property, plant and equipment, at cost
NA	$110.7	$120.6	$131.0
AP	53.3	46.9	46.1
EMEA	35.2	38.2	40.7
LA	51.9	78.7	89.6
Total segment property, plant and equipment, at cost	251.1	284.4	307.4
Corporate property, plant and equipment, at cost, not allocated to segments	357.9	320.4	285.0
Total property, plant and equipment, at cost	$609.0	$604.8	$592.4

The following table presents information regarding the Company’s revenue by service and product solution:

Revenue summary by service and product solution	2015	2014	2013
Financial self-service
Services	$1,185.0	$1,219.9	$1,188.7
Products	923.7	977.3	977.7
Total financial self-service	2,108.7	2,197.2	2,166.4
Security
Services	209.3	212.9	232.1
Products	83.5	99.5	112.2
Total security	292.8	312.4	344.3
Total financial self-service & security	2,401.5	2,509.6	2,510.7
Brazil other	17.8	225.2	72.0
	$2,419.3	$2,734.8	$2,582.7

The Company had no customers that accounted for more than 10 percent of total net sales in 2015, 2014 and 2013.

Below is a summary of net sales by point of origin for the years ended December 31:

	2015	2014	2013
Net sales
United States	$1,014.3	$1,035.9	$1,105.2
Brazil	211.5	482.5	359.4
China	279.0	314.2	319.1
Other international	914.5	902.2	799.0
Total net sales	$2,419.3	$2,734.8	$2,582.7

Below is a summary of property, plant and equipment, net by geographical location as of December 31:

	2015	2014	2013
Property, plant and equipment, net
United States	$130.4	$116.5	$101.4
Brazil	12.9	17.2	20.7
Other international	32.0	32.0	35.7
Total property, plant and equipment, net	$175.3	$165.7	$157.8

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2015
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

NOTE 21:  ACQUISITIONS AND DIVESTITURES

ACQUISITIONS

In the fourth quarter of 2015, the Company announced its intention to acquire all 29.8 Wincor Nixdorf ordinary shares through a voluntary tender offer for €38.98 in cash and 0.434 common shares of the Company per outstanding ordinary share of Wincor Nixdorf. The Company considered a number of factors in connection with its evaluation of the proposed transaction, including significant strategic opportunities and potential synergies, as generally supporting its decision to enter into the business combination agreement. The Company intends to finance the cash portion of the purchase price as well as any Wincor Nixdorf debt outstanding under our revolving and term loan credit agreement entered into on December 23, 2015 and bridge agreement entered into on November 23, 2015, which is contingent upon closure of the acquisition. The Company will incur certain costs and fees, some of which will be payable even in the event the acquisition is terminated or expires.

In the first quarter of 2015, the Company acquired 100 percent of the equity interests of Phoenix for a total purchase price of approximately $72.9, including $12.6 of deferred cash payment payable over the next three years. Acquiring Phoenix, a leading developer of innovative multi-vendor software solutions for ATMs and a host of other FSS applications, is a foundational move to accelerate the Company’s growth in the fast-growing managed services and branch automation spaces. The results of operations for Phoenix are primarily included in the NA reportable operating segment within the Company's consolidated financial statements from the date of the acquisition. Preliminary purchase price allocations are subject to further adjustment until all pertinent information regarding the assets acquired and liabilities assumed are fully evaluated.

In the third quarter of 2014, the Company acquired 100 percent of the equity interests of Cryptera, a supplier of the Company's encrypting PIN pad technology with significant capabilities in the research and development of secure payment technologies. This acquisition positioned the Company as a significant original equipment manufacturer of secure payment technologies and allowed the Company to own more of the intellectual property related to its ATMs. The total purchase price was approximately $13.0, which included a 10 percent deferred cash payment paid on the first anniversary of the acquisition. The results of operations for Cryptera are included in the EMEA segment within the Company's consolidated financial statements from the date of the acquisition.

DIVESTITURES

On October 25, 2015, the Company entered into a definitive asset purchase agreement with a wholly owned subsidiary of Securitas AB (Securitas Electronic Security) to divest its electronic security business located in the United States and Canada for an aggregate purchase price of $350.0 in cash, 10.0 percent of which is contingent based on the successful transition of certain customer relationships, which management expects to receive full payment of $35.0 in the first quarter of 2016 now that all contingencies for this payment have been achieved. For ES to continue its growth, it would require resources and investment that Diebold is not committed to make given its focus on the self-service market. The Company is estimating a pre-tax gain of approximately $245.0 on the ES divestiture which will be recognized in the first quarter of 2016 and is subject to change upon the finalization of the working capital adjustments and the income tax effect of gain on sale.

The Company has also agreed to provide certain transition services to Securitas Electronic Security after the closing, including providing Securitas Electronic Security a $6.0 credit for such services.

The closing of the transaction occurred on February 1, 2016. The closing purchase price is subject to a customary working capital adjustment. The Purchase Agreement provides for customary representations, warranties, covenants and agreements.

The operating results for the electronic security business were previously included in the Company's NA segment and have been reclassified to discontinued operations for all of the periods presented. The assets and liabilities of this business are classified as held for sale in the Company's consolidated balance sheet for all of the periods presented. Cash flows provided or used by the electronic security business are presented as cash flows from discontinued operations for all of the periods presented.

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2015
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

The following summarizes select financial information included in income from discontinued operations, net of tax:

	Year ended December 31,
	2015	2014	2013
Net sales
Services	$221.5	$204.8	$216.3
Products	127.0	111.4	58.6
	348.5	316.2	274.9
Cost of sales
Services	181.1	172.6	174.5
Products	102.2	90.5	46.1
	283.3	263.1	220.6
Gross profit	65.2	53.1	54.3
Selling and administrative expense	39.7	37.2	32.3
Income from discontinued operations before taxes	25.5	15.9	22.0
Income tax expense	9.6	6.2	8.3
Income from discontinued operations, net of tax	$15.9	$9.7	$13.7

The following summarizes the assets and liabilities classified as held for sale in consolidated balance sheets:

	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$(1.5)	$(4.1)
Trade receivables, less allowances for doubtful accounts of $4.0 and $2.1, respectively	75.6	74.6
Inventories	29.1	30.4
Prepaid expenses	0.9	0.8
Other current assets	5.0	4.5
Total current assets	109.1	106.2
Property, plant and equipment, net	5.2	3.8
Goodwill	33.9	33.9
Other assets	—	1.0
Assets held for sale	$148.2	$144.9

LIABILITIES
Accounts payable	$24.8	$13.1
Deferred revenue	13.3	14.3
Payroll and other benefits liabilities	6.6	7.4
Other current liabilities	4.7	4.3
Total current liabilities	49.4	39.1
Other long-term liabilities	—	0.1
Liabilities held for sale	$49.4	$39.2

During 2015, all assets and liabilities classified as held for sale were included in total current assets based on the cash conversion of these assets and liabilities during the first quarter of 2016. The cash and cash equivalents of the electronic security business represents outstanding checks as of December 31, 2015 and 2014.

As of first quarter 2015, the Company agreed to sell its equity interest in its Venezuela joint venture to its joint venture partner and recorded a $10.3 impairment of assets in the first quarter of 2015. On April 29, 2015, the Company closed the sale for the estimated fair market value and recorded a $1.0 reversal of impairment of assets based on final adjustments in the second quarter of 2015, resulting in a $9.3 impairment of assets for the six months ended June 30, 2015. During the remainder of 2015, the Company

DIEBOLD INCORPORATED AND SUBSIDIARIES
FORM 10-K as of December 31, 2015
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in millions, except per share amounts)

incurred an additional $0.4 related to uncollectible accounts receivable, which is included in selling and administrative expenses on the consolidated statements of operations. The Company no longer has a consolidating entity in Venezuela which was included in the LA segment but will continue to operate in Venezuela on an indirect basis.

In the second quarter of 2014, the Company divested its Eras subsidiary for a sale price of $20.0, including installment payments of $1.0 on the first and second year anniversary dates of the closing. This sale resulted in a gain of $13.7 recognized within gain on sale of assets, net in the consolidated statement of operations. Eras was included within the NA segment. Total assets and operating results of Eras were not significant to the consolidated financial statements.

NOTE 22:  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table presents selected unaudited quarterly financial information for the years ended December 31:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2015	2014	2015	2014	2015	2014	2015	2014
Net sales	$574.8	$614.2	$644.5	$654.4	$589.6	$687.6	$610.4	$778.6
Gross profit	159.3	150.3	170.8	174.0	150.3	187.9	171.6	214.0
Income (loss) from continuing operations, net of tax	(10.2)	2.0	19.7	40.9	18.3	33.1	31.7	31.3
Income from discontinued operations, net of tax	4.5	2.9	4.3	2.2	4.5	1.8	2.6	2.8
Net income (loss)	(5.7)	4.9	24.0	43.1	22.8	34.9	34.3	34.1
Net income (loss) attributable to noncontrolling interests	(2.9)	(4.9)	1.8	1.5	1.1	1.9	1.7	4.1
Net income (loss) attributable to Diebold, Incorporated	$(2.8)	$9.8	$22.2	$41.6	$21.7	$33.0	$32.6	$30.0

Basic earnings (loss) per share
Income (loss) from continuing operations, net of tax	$(0.11)	$0.10	$0.27	$0.61	$0.26	$0.48	$0.46	$0.42
Income from discontinued operations, net of tax	0.07	0.05	0.07	0.03	0.07	0.03	0.04	0.04
Net income (loss) attributable to Diebold, Incorporated (basic)	$(0.04)	$0.15	$0.34	$0.64	$0.33	$0.51	$0.50	$0.46

Diluted earnings (loss) per share
Income (loss) from continuing operations, net of tax	$(0.11)	$0.11	$0.27	$0.61	$0.26	$0.48	$0.46	$0.42
Income from discontinued operations, net of tax	0.07	0.04	0.07	0.03	0.07	0.03	0.04	0.04
Net income (loss) attributable to Diebold, Incorporated (diluted)	$(0.04)	$0.15	$0.34	$0.64	$0.33	$0.51	$0.50	$0.46

Basic weighted-average shares outstanding	64.7	64.3	64.9	64.6	65.0	64.6	65.0	64.6
Diluted weighted-average shares outstanding	64.7	64.8	65.6	65.2	65.6	65.3	65.7	65.4

Net loss in the first quarter of 2015 was negatively impacted by the Company's sale of its equity interest in its Venezuela joint venture to its joint venture partner (refer to note 21), which resulted in an impairment charge of $10.3. The Company also recorded a foreign exchange loss of $7.5 related to the devaluation of the Venezuelan currency. In 2015, the repatriation of foreign earnings, the associated recognition of foreign tax credits and related benefits due to the passage of the PATH Act of 2015, were recorded which resulted in a tax benefit (refer to note 5).

The second quarter of 2014 included a $13.7 pre-tax gain from the sale of the Company's Eras subsidiary.

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

(a)   DISCLOSURE CONTROLS AND PROCEDURES
As of the end of the period covered by this annual report on Form 10-K, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). During 2015, the Company acquired Phoenix. The scope of the Company's assessment of the effectiveness of disclosure controls and procedures did not include this 2015 acquisition in accordance with the SEC's guidance that a recently acquired business may be omitted from the Company's scope in the year of acquisition. Phoenix accounted for 4.2% of total assets as of December 31, 2015 and 0.4% and (5.7)% of total revenue and net income, respectively, of the related consolidated financial statement amounts for the year ended December 31, 2015. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report on Form 10-K.

(b)   MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management, under the supervision of the CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control system was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment under COSO’s “Internal Control-Integrated Framework (2013 framework),” management believes that, as of December 31, 2015, the Company’s internal control over financial reporting is effective. Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2015 excluded from the scope of its assessment of internal control over financial reporting the operations and related assets of the Phoenix, which was acquired during 2015. SEC guidelines permit companies to omit an acquired business's internal controls over financial reporting from its management's assessment during the first year of the acquisition.

KPMG LLP, the Company's independent registered public accounting firm, has issued an auditor's report on management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2015. This report is included in Item 8 of this annual report on Form 10-K.

(c)   CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
We continued a phased implementation of enterprise resource planning systems in our North America and Latin America operations, portions of which were completed during the third and fourth quarters of 2015, with the balance expected to be completed during 2016. We believe we are maintaining and monitoring appropriate internal controls during the implementation period. During the quarter ended December 31, 2015, there have been no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B: OTHER INFORMATION
None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to directors of the Company, including the audit committee and the designated audit committee financial experts, is included in the Company’s proxy statement for the 2016 Annual Meeting of Shareholders (the 2016 Annual Meeting) and is incorporated herein by reference. Information with respect to any material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors is included in the Company’s proxy statement for the 2016 Annual Meeting and is incorporated herein by reference. The following table summarizes information regarding executive officers of the Company:

Name, Age, Title and Year Elected to Present Office	Other Positions Held Last Five Years
Andreas W. Mattes — 54 President and Chief Executive Officer Year elected: 2013
2011-Jun 2013: Senior Vice President, Global Strategic Partnerships, Violin Memory (computer storage systems); 2008 - 2011: Senior Vice President and General Manager of Enterprise Services for the Americas, Hewlett-Packard Co. (computer technologies)

Christopher A. Chapman — 41 Senior Vice President and Chief Financial Officer Year elected: 2014	2011 - Jun 2014: Vice President, Global Finance, 2004- 2011: Vice President, Controller, International Operations
Stefan E. Merz — 51 Senior Vice President, Strategic Projects Year elected: 2013
2011-Aug 2013: Vice President, Sales, Strategy and Operations, Enterprise Group, Hewlett-Packard Co. (computer technologies); 2009 - 2011: Vice President Strategy and Operations, Enterprise Operations, Enterprise services for Americas, Hewlett-Packard Co.

Jonathan B. Leiken — 44 Senior Vice President, Chief Legal Officer and Secretary Year elected: 2014	2008 - May 2014: Partner, Jones Day (global legal services)
John D. Kristoff — 48 Vice President, Chief Communications Officer Year elected: 2006
Sheila M. Rutt — 47 Vice President, Chief Human Resources Officer Year elected: 2005
There is no family relationship, either by blood, marriage or adoption, between any of the executive officers of the Company.

CODE OF BUSINESS ETHICS

All of the directors, executive officers and employees of the Company are required to comply with certain policies and protocols concerning business ethics and conduct, which we refer to as our Code of Business Ethics (COBE). The COBE applies not only to the Company, but also to all of those domestic and international companies in which the Company owns or controls a majority interest. The COBE describes certain responsibilities that the directors, executive officers and employees have to the Company, to each other and to the Company’s global partners and communities including, but not limited to, compliance with laws, conflicts of interest, intellectual property and the protection of confidential information. The COBE is available on the Company’s web site at www.diebold.com or by written request to the Corporate Secretary.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Information with respect to Section 16(a) beneficial ownership reporting compliance is included in the Company’s proxy statement for the 2016 Annual Meeting and is incorporated herein by reference.

ITEM 11: EXECUTIVE COMPENSATION

Information with respect to executive officers' and directors' compensation is included in the Company’s proxy statement for the 2016 Annual Meeting and is incorporated herein by reference. Information with respect to compensation committee interlocks and insider participation and the compensation committee report is included in the Company’s proxy statement for the 2016 Annual Meeting and is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management is included in the Company’s proxy statement for the 2016 Annual Meeting and is incorporated herein by reference.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
Stock options	1,677,548	$34.21	N/A
Restricted stock units	867,828	N/A	N/A
Performance shares	833,427	N/A	N/A
Non-employee director deferred shares	134,200	N/A	N/A
Deferred compensation	17,681	N/A	N/A
Total equity compensation plans approved by security holders	3,530,684	$34.21	5,000,000

Equity compensation plans not approved by security holders
Warrants	34,789	$46.00	N/A
Total equity compensation plans not approved by security holders	34,789	$46.00	N/A

Total	3,565,473	$37.30	5,000,000

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

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to certain relationships and related transactions and director independence is included in the Company’s proxy statement for the 2016 Annual Meeting and is incorporated herein by reference.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to principal accountant fees and services is included in the Company’s proxy statement for the 2016 Annual Meeting and is incorporated herein by reference.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Documents filed as a part of this annual report on Form 10-K.

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets at December 31, 2015 and 2014

•	Consolidated Statements of Operations for the Years Ended December 31, 2015, 2014 and 2013

•	Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2015, 2014 and 2013

•	Consolidated Statements of Equity for the Years Ended December 31, 2015, 2014 and 2013

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013

•	Notes to Consolidated Financial Statements
(a) 2. Financial statement schedule
The following schedule is included in this Part IV, and is found in this annual report on Form 10-K:

•	Schedule II - Valuation and Qualifying Accounts
All other schedules are omitted, as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes.
(a) 3. Exhibits

2.1
Business Combination Agreement, dated November 23, 2015, by and among Diebold, Incorporated and Wincor Nixdorf Aktiengesellschaft — incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K filed on November 23, 2015 (Commission File No. 1-4879)

2.2
Asset Purchase Agreement by and among Diebold, Incorporated, The Diebold Company of Canada, LTD., Securitas Electronic Security, Inc. and 9481176 Canada Inc. — incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K filed on February 4, 2016 (Commission File No. 1-4879)

3.1(i)
Amended and Restated Articles of Incorporation of Diebold, Incorporated — incorporated by reference to Exhibit 3.1(i) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 (Commission File No. 1-4879)

3.1(ii)	Amended and Restated Code of Regulations — incorporated by reference to Exhibit 3.1(ii) to Registrant’s Form 8-K filed on November 23, 2015 (Commission File No. 1-4879)
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

*10.1(i)	Form of Amended and Restated Employment Agreement — incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)
*10.1(ii)	Form of Amended and Restated Employment Agreement — incorporated by reference to Exhibit 10.1(ii) to Registrant’s Form 10-K for the year ended December 31, 2013 (Commission File No. 1-4879)
*10.1(iii)	Form of Employee Agreement - incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended June 30, 2015 (Commission File No. 1-4879)
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
Deferred Compensation Plan No. 2 for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.7(iv) to Registrant’s Form 10-K for the year ended December 31, 2008 (Commission File No. 1-4879)

*10.3(v)
First Amendment to Deferred Compensation Plan No. 2 for Directors of Diebold, Incorporated — incorporated by reference to Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended June 30, 2015 (Commission File No. 1-4879)

*10.4(i)
1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 — incorporated by reference to Exhibit 4(a) to Registrant's Form S-8 filed on May 10, 2001 (Registration Statement No. 333-60578)

*10.4(ii)
Amendment No. 1 to the 1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 — incorporated by reference to Exhibit 10.8 (ii) to Registrant’s Form 10-Q for the quarter ended March 31, 2004 (Commission File No. 1-4879)

*10.4(iii)
Amendment No. 2 to the 1991 Equity and Performance Incentive Plan as Amended and Restated as of February 7, 2001 — incorporated by reference to Exhibit 10.8 (iii) to Registrant’s Form 10-Q for the quarter ended March 31, 2004 (Commission File No. 1-4879)

*10.4(iv)
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
Amended and Restated 1991 Equity and Performance Incentive Plan as Amended and Restated as of February 12, 2014 — incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on April 30, 2014 (Commission File No. 1-4879)

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
First Amendment to Credit Agreement and Guaranty, dated as of August 26, 2014, by and among Diebold, Incorporated, the Subsidiary Borrowers (as defined therein) party thereto, JPMorgan Chase Bank, N.A., as administrative agent and a lender, and the other lender party thereto — incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on September 2, 2014 (Commission File No. 1-4879)

10.9(iii)
Second Amendment to Credit Agreement, dated as of June 19, 2015, by and among Diebold, Incorporated, the Subsidiary Borrowers (as defined therein) party thereto, JPMorgan Chase Bank, N.A., as administrative agent and a lender, and the other lenders party thereto — incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on June 24, 2015. (Commission File No. 1-4879)

10.10
Credit Agreement, dated as of November 23, 2015, among Diebold, Incorporated, the subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent — incorporated by reference to Exhibit 10.1 to Registrant’s Form S-4/A filed on January 8, 2016 (Registration Statement No. 333-208186)

10.11
Replacement Facilities Effective Date Amendment, dated as of December 23, 2015 by and among Diebold, Incorporated and the subsidiary borrowers party thereto, as borrowers, JPMorgan Chase Bank, N.A, as administrative agent, and the lenders party thereto — incorporated by reference to Exhibit 10.2 to Registrant’s Form S-4/A filed on January 8, 2016 (Registration Statement No. 333-208186)

10.12
Bridge Credit Agreement, dated as of November 23, 2015, among Diebold, Incorporated, the lenders from time to time party thereto, and JPMorgan Chase Bank N.A., as administrative agent — incorporated by reference to Exhibit 10.3 to Registrant’s Form S-4/A filed on January 8, 2016 (Registration Statement No. 333-208186)

10.13(i)
Transfer and Administration Agreement, dated as of March 30, 2001 by and among DCC Funding LLC, Diebold Credit Corporation, Diebold, Incorporated, Receivables Capital Corporation and Bank of America, National Association and the financial institutions from time to time parties thereto — incorporated by reference to Exhibit 10.20(i) to Registrant’s Form 10-Q for the quarter ended March 31, 2001 (Commission File No. 1-4879)

10.13(ii)
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

*10.14	Form of Non-Qualified Stock Option Agreement — incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on September 21, 2009 (Commission File No. 1-4879)
*10.15	Form of Restricted Share Agreement — incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on September 21, 2009 (Commission File No. 1-4879)
*10.16	Form of RSU Agreement — incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K filed on September 21, 2009 (Commission File No. 1-4879)
*10.17	Form of Performance Share Agreement — incorporated by reference to Exhibit 10.4 to Registrant’s Form 8-K filed on September 21, 2009 (Commission File No. 1-4879)
*10.18(i)	Diebold, Incorporated Annual Cash Bonus Plan — incorporated by reference to Exhibit A to Registrant’s Proxy Statement on Schedule 14A filed on March 16, 2010 (Commission File No. 1-4879)
*10.18(ii)	Diebold, Incorporated Annual Cash Bonus Plan — incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on April 28, 2015 (Commission File No. 1-4879)
10.19	Form of Note Purchase Agreement — incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on March 8, 2006 (Commission File No. 1-4879)
*10.20(i)	Form of Deferred Shares Agreement — incorporated by reference to Exhibit 10.5 to Registrant’s Form 8-K filed on September 21, 2009 (Commission File No. 1-4879)
*10.20(ii)	Form of Deferred Shares Agreement (2014) — incorporated by reference to Exhibit 10.17(ii) to Registrant’s Form 10-K for the year ended December 31, 2014 (Commission File No. 1-4879)
*10.21(i)
Diebold, Incorporated Senior Leadership Severance Plan (For Tier I, Tier II, and Tier III Executives) — incorporated by reference to Exhibit 10.31 to Registrant’s Form 10-Q filed on April 30, 2012 (Commission File No. 1-4879)

*10.21(ii)	Amended and Restated Senior Leadership Severance Plan — incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended June 30, 2015 (Commission File No. 1-4879)
*10.22(i)
Executive Employment Agreement, dated as of June 6, 2013, by and between Diebold, Incorporated and Andreas W. Mattes — incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on June 6, 2013 (Commission File No. 1-4879)

*10.22(ii)
Amended and Restated Executive Employment Agreement dated as of July 30, 2015 by and between Diebold, Incorporated and Andreas W. Mattes — incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended June 30, 2015 (Commission File No. 1-4879)

*10.23
Separation Agreement and Release by and between Diebold, Incorporated and George S. Mayes, Jr., entered into September 1, 2015 — incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on September 8, 2015 (Commission File No. 1-4879)

*10.24	CEO Common Shares Award Agreement — incorporated by reference to Exhibit 4.5 to Registrant’s Form S-8 filed on August 15, 2013 (Registration Statement No. 333-190626)
*10.25	2014 Non-Qualified Stock Purchase Plan — incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on April 30, 2014 (Commission File No. 1-4879)
*10.26	Form of Long-Term Incentive Deferred Share Agreement (2014) — incorporated by reference to Exhibit 10.22 to Registrant’s Form 10-K for the year ended December 31, 2014 (Commission File No. 1-4879)
*10.27	Form of Performance Share Agreement
*10.28	Form of Nonqualified Stock Option Agreement
*10.29	Form of Restricted Stock Unit Agreement - Cliff Vesting
*10.30	Form of Restricted Stock Unit Agreement - Ratable Vesting
*10.31	Form of Restricted Share Agreement
21.1	Subsidiaries of the Registrant as of December 31, 2015
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 15(b) of this annual report.

(b)	Refer to page 107 of this annual report on Form 10-K for an index of exhibits, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIEBOLD, INCORPORATED
Date: February 29, 2016

By:  /s/ Andreas W. Mattes
Andreas W. Mattes
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andreas W. Mattes	President and Chief Executive Officer (Principal Executive Officer)	February 29, 2016
Andreas W. Mattes

/s/ Christopher A. Chapman	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2016
Christopher A. Chapman

*	Director	February 29, 2016
Patrick W. Allender

*	Director	February 29, 2016
Phillip R. Cox

*	Director	February 29, 2016
Richard L. Crandall

*	Director	February 29, 2016
Gale S. Fitzgerald

*	Director	February 29, 2016
Gary G. Greenfield

*	Director	February 29, 2016
Robert S. Prather, Jr.

*	Director	February 29, 2016
Rajesh K. Soin

*	Director	February 29, 2016
Henry D.G. Wallace

*	Director	February 29, 2016
Alan J. Weber

*
The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and directors of the Registrant and filed with the Securities and Exchange Commission on behalf of such officers and directors.

Date: February 29, 2016
*By:  /s/ Jonathan B. Leiken
Jonathan B. Leiken
Attorney-in-Fact

DIEBOLD, INCORPORATED AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013
(in millions)

		Additions
	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts (1)	Deductions (2)	Balance at end of year
Year ended December 31, 2015
Allowance for doubtful accounts	$20.9	15.8	(4.0)	1.0	$31.7
Year ended December 31, 2014
Allowance for doubtful accounts	$23.3	13.4	(1.7)	14.1	$20.9
Year ended December 31, 2013
Allowance for doubtful accounts	$26.7	13.4	(2.7)	14.1	$23.3

(1)    Net effects of foreign currency translation.
(2)    Uncollectible accounts written-off, net of recoveries.

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT DESCRIPTION
10.27	Form of Performance Share Agreement
10.28	Form of Nonqualified Stock Option Agreement
10.29	Form of Restricted Stock Unit Agreement - Cliff Vesting
10.30	Form of Restricted Stock Unit Agreement - Ratable Vesting
10.31	Form of Restricted Share Agreement
21.1	Subsidiaries of the Registrant as of December 31, 2015
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document