Form 10-Q
period 2016-03-31
DIEBOLD INC
filed 2016-04-28
CIK 28823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
Form 10-Q
__________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock outstanding as of April 25, 2016 was 65,146,560.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
Form 10-Q

Part I – Financial Information
Item 1: Financial Statements
DIEBOLD, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(dollars in millions, except share and per share amounts)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$304.6	$313.6
Restricted cash	116.1	—
Short-term investments	49.7	39.9
Trade receivables, less allowances for doubtful accounts of $31.9 and $31.7, respectively	459.3	413.9
Inventories	412.2	369.3
Deferred income taxes	116.8	168.8
Prepaid expenses	23.8	23.6
Prepaid income taxes	31.3	18.0
Current assets held for sale	—	148.2
Other current assets	173.8	148.3
Total current assets	1,687.6	1,643.6
Securities and other investments	83.0	85.2
Property, plant and equipment, net of accumulated depreciation and amortization of $445.3 and $433.7, respectively	169.7	175.3
Goodwill	167.0	161.5
Deferred income taxes	59.1	65.3
Finance lease receivables	33.4	36.5
Other assets	78.2	75.0
Total assets	$2,278.0	$2,242.4
LIABILITIES AND EQUITY
Current liabilities
Notes payable	$103.7	$32.0
Accounts payable	248.9	281.7
Deferred revenue	236.4	229.2
Payroll and other benefits liabilities	68.8	76.5
Current liabilities held for sale	—	49.4
Other current liabilities	332.3	287.0
Total current liabilities	990.1	955.8
Long-term debt	428.9	606.2
Pensions and other benefits	194.9	195.6
Post-retirement and other benefits	19.2	18.7
Other long-term liabilities	25.8	30.6
Commitments and contingencies
Equity
Diebold, Incorporated shareholders' equity
Preferred shares, no par value, 1,000,000 authorized shares, none issued	—	—
Common shares, $1.25 par value, 125,000,000 authorized shares,79,904,044 and 79,696,694 issued shares, 65,144,571 and 65,001,602 outstanding shares, respectively	99.9	99.6
Additional capital	436.1	430.8
Retained earnings	909.8	760.3
Treasury shares, at cost (14,759,473 and 14,695,092 shares, respectively)	(561.9)	(560.2)
Accumulated other comprehensive loss	(288.3)	(318.1)
Total Diebold, Incorporated shareholders' equity	595.6	412.4
Noncontrolling interests	23.5	23.1
Total equity	619.1	435.5
Total liabilities and equity	$2,278.0	$2,242.4
See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited)
(in millions, except per share amounts)

	Three Months Ended
	March 31,
	2016	2015
Net sales
Services	$336.7	$341.6
Products	172.9	233.2
	509.6	574.8
Cost of sales
Services	228.5	229.9
Products	142.3	185.6
	370.8	415.5
Gross profit	138.8	159.3
Selling and administrative expense	125.6	120.5
Research, development and engineering expense	18.5	22.3
Impairment of assets	—	19.4
Loss on sale of assets, net	0.4	0.1
	144.5	162.3
Operating loss	(5.7)	(3.0)
Other income (expense)
Investment income	4.9	7.9
Interest expense	(11.5)	(8.0)
Foreign exchange (loss) gain, net	(2.4)	(9.2)
Miscellaneous, net	34.6	(1.2)
Income (loss) from continuing operations before taxes	19.9	(13.5)
Income tax (benefit) expense	(0.8)	(3.4)
Income (loss) from continuing operations, net of tax	20.7	(10.1)
Income from discontinued operations, net of tax	147.8	4.5
Net income (loss)	168.5	(5.6)
Net income (loss) attributable to noncontrolling interests	0.3	(2.8)
Net income (loss) attributable to Diebold, Incorporated	$168.2	$(2.8)

Basic weighted-average shares outstanding	65.1	64.7
Diluted weighted-average shares outstanding	65.7	64.7

Basic earnings (loss) per share
Income (loss) from continuing operations, net of tax	$0.31	$(0.11)
Income from discontinued operations, net of tax	2.27	0.07
Net income (loss) attributable to Diebold, Incorporated	$2.58	$(0.04)

Diluted earnings (loss) per share
Income (loss) from continuing operations, net of tax	$0.31	$(0.11)
Income from discontinued operations, net of tax	2.25	0.07
Net income (loss) attributable to Diebold, Incorporated	$2.56	$(0.04)

Amounts attributable to Diebold, Incorporated
Income (loss) before discontinued operations, net of tax	$20.4	$(7.3)
Income from discontinued operations, net of tax	147.8	4.5
Net income (loss) attributable to Diebold, Incorporated	$168.2	$(2.8)

Common dividends declared and paid per share	$0.2875	$0.2875
See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(in millions)

	Three Months Ended
	March 31,
	2016	2015
Net income (loss)	$168.5	$(5.6)
Other comprehensive income (loss), net of tax
Translation adjustment	32.8	(68.4)
Foreign currency hedges (net of tax $1.9 and $(2.3), respectively)	(3.6)	4.3
Interest rate hedges
Net gain recognized in other comprehensive income (net of tax $(0.1) for the three months ended March 31, 2015)	—	0.2
Reclassification adjustment for amounts recognized in net income	(0.1)	(0.1)
	(0.1)	0.1
Pension and other post-retirement benefits
Net actuarial loss amortization (net of tax $(0.5) and $(0.6), respectively)	0.9	1.0
Net prior service benefit amortization, net of tax	—	0.1
	0.9	1.1
Other comprehensive income (loss), net of tax	30.0	(62.9)
Comprehensive income (loss)	198.5	(68.5)
Less: comprehensive income (loss) attributable to noncontrolling interests	0.4	(2.6)
Comprehensive income (loss) attributable to Diebold, Incorporated	$198.1	$(65.9)
See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in millions)

	Three Months Ended
	March 31,
	2016	2015
Cash flow from operating activities
Net income (loss)	$168.5	$(5.6)
Income from discontinued operations, net of tax	147.8	4.5
Income (loss) from continuing operations, net of tax	20.7	(10.1)
Adjustments to reconcile net income to cash flow used by operating activities:
Depreciation and amortization	15.0	16.2
Share-based compensation	5.6	4.3
Excess tax benefits from share-based compensation	—	(0.1)
Devaluation of Venezuela balance sheet	—	7.5
Gain on sale of assets, net	0.4	0.1
Impairment of assets	—	19.4
Gain on foreign currency option contracts	(36.5)	—
Changes in certain assets and liabilities, net of the effects of acquisition
Trade receivables	(36.6)	(76.0)
Inventories	(31.9)	(38.5)
Prepaid expenses	0.1	(2.1)
Prepaid income taxes	(13.3)	(7.5)
Other current assets	(9.7)	(11.0)
Accounts payable	(37.3)	7.2
Deferred revenue	3.8	41.5
Certain other assets and liabilities	9.8	(15.5)
Net cash used by operating activities - continuing operations	(109.9)	(64.6)
Net cash (used) provided by operating activities - discontinued operations	(5.3)	2.4
Net cash used by operating activities	(115.2)	(62.2)
Cash flow from investing activities
Payments for acquisition, net of cash acquired	—	(59.4)
Proceeds from maturities of investments	35.1	46.3
Payments for purchases of investments	(39.5)	(44.5)
Proceeds from sale of assets	0.2	0.4
Capital expenditures	(4.7)	(10.5)
Increase in certain other assets	(4.9)	(2.1)
Net cash used by investing activities - continuing operations	(13.8)	(69.8)
Net cash provided (used) by investing activities - discontinued operations	365.1	(0.3)
Net cash provided (used) by investing activities	351.3	(70.1)
Cash flow from financing activities
Dividends paid	(18.8)	(18.9)
Debt issuance costs	(0.8)	—
Restricted cash, net	(116.1)	—
Revolving debt borrowings, net	73.1	75.0
Other debt borrowings	17.3	13.9
Other debt repayments	(198.0)	(16.3)
Distributions to noncontrolling interest holders	(2.0)	—
Excess tax benefits from share-based compensation	—	0.1
Issuance of common shares	—	1.0
Repurchase of common shares	(1.7)	(2.6)
Net cash (used) provided by financing activities - continuing operations	(247.0)	52.2
Net cash provided (used) by financing activities - discontinued operations	—	—
Net cash (used) provided by financing activities	(247.0)	52.2
Effect of exchange rate changes on cash and cash equivalents	3.4	(14.8)
Decrease in cash and cash equivalents	(7.5)	(94.9)
Add: Cash overdraft included in assets held for sale at beginning of period	(1.5)	(4.1)
Less: Cash overdraft included in assets held for sale at end of period	—	(1.9)
Cash and cash equivalents at the beginning of the period	313.6	326.1
Cash and cash equivalents at the end of the period	$304.6	$229.0
See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2016
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in millions, except per share amounts)

Note 1: Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements of Diebold, Incorporated and its subsidiaries (collectively, the Company) have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States (U.S. GAAP); however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods.

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. In addition, some of the Company’s statements in this Quarterly Report on Form 10-Q may involve risks and uncertainties that could significantly impact expected future results. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of results to be expected for the full year.

The Company has reclassified the presentation of certain prior-year information to conform to the current presentation.

Recently Adopted Accounting Guidance

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Additionally, in August 2015, the FASB issued ASU 2015-15, Interest-Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (ASU 2015-15). The standards became effective for the Company on January 1, 2016. The adoption of ASU 2015-03 and ASU 2015-15 resulted in $7.6 of debt issuance costs included in long-term debt as of March 31, 2016 and a reclassification of $6.9 from other assets to long-term debt as of December 31, 2015.

In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share or Its Equivalent (ASU 2015-07). The amendments in this update remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The standard became effective for the Company on January 1, 2016. The adoption of ASU 2015-07 did not have a material impact on the financial statements of the Company.

In July 2015, the FASB issued ASU 2015-12, Plan Accounting: Defined Benefit Plan (Topic 960), Defined Contribution Pension Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965): (Part I) Fully Benefit-Responsive Investment Contracts, (Part II) Plan Investment Disclosures, (Part III) Measurement Date Practical Expedient (ASU 2015-12), which is a three-part update with the objective of simplifying benefit plan reporting to make the information presented more useful to the reader. Part I designates contract value as the only required measure for fully benefit-responsive investment contracts (FBRIC). A FBRIC is a guaranteed investment contract between the plan and an issuer in which the issuer agrees to pay a predetermined interest rate and principal for a set amount deposited with the issuer. Part II simplifies the investment disclosure requirements for employee benefits plans. Part III provides an alternative measurement date for fiscal periods that do not coincide with a month-end date. This guidance is effective for fiscal years beginning after December 15, 2015. The amendments in Parts I and II of this standard are effective retrospectively. The standard became effective for the Company on January 1, 2016. The adoption of ASU 2015-12 did not have a material impact on the financial statements of the Company.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (ASU 2015-16). The amendments in this update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this update require that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2016
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

amounts, calculated as if the accounting had been completed at the acquisition date and presented separately on the face of the income statement or disclosed in the notes by line item. The standard became effective for the Company on January 1, 2016. The adoption of ASU 2015-16 did not have a material impact on the financial statements of the Company.

Recently Issued Accounting Guidance

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard is effective for the Company on January 1, 2018. Early application is permitted on the original adoption date of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (ASU 2015-17). This amendment requires the presentation of deferred tax assets and liabilities to be categorized as noncurrent on the balance sheet, instead of being classified as current or noncurrent. ASU 2015-17 is effective for the Company on January 1, 2017, with early adoption permitted. The adoption of ASU 2015-17 is not expected to have a material impact on the financial statements of the Company.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). This amendment requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. This amendment simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. It eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. This amendment requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. Additionally, the update requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments and requires an entity to separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. ASU 2016-01 is effective for the Company on January 1, 2018, including interim periods, with early adoption permitted on a limited basis. The adoption of ASU 2016-01 is not expected to have a material impact on the financial statements of the Company.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02). The FASB issued the update to require the recognition of lease assets and liabilities on the balance sheet of lessees. ASU 2016-02 will be effective for the Company on January 1, 2019, including interim periods. ASU 2016-02 requires a modified retrospective transition method with the option to elect a package of practical expedients. Early adoption is permitted. The Company is evaluating the effect that ASU 2016-02 will have on its financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (ASU 2016-05). The FASB issued the update to clarify the effect on an existing hedging relationship, if any, of a change in the counterparty to a derivative instrument that has been designated as a hedging instrument. The ASU clarifies the steps required to determine bifurcation of an embedded derivative. ASU 2016-05 will be effective for the Company on January 1, 2017, including interim periods. Early adoption is permitted. The adoption of ASU 2016-05 is not expected to have a material impact on the financial statements of the Company.

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments (ASU 2016-06). The FASB issued the update to clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. The standard will be effective for the Company on January 1, 2017, including interim periods. ASU 2016-06 requires a modified retrospective basis to existing debt instruments as of the beginning of the fiscal year for which the amendments are effective. Early

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2016
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

adoption is permitted. The adoption of ASU 2016-06 is not expected to have a material impact on the financial statements of the Company.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (ASU 2016-08). The FASB issued the amendments to clarify the implementation guidance on principal versus agent considerations. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements of ASU 2014-09. The Company is evaluating the effect that ASU 2016-08 will have on its financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). The FASB issued the amendments to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. ASU 2016-09 is effective for the Company for annual periods beginning after December 15, 2016, with early adoption permitted. The adoption of ASU 2016-09 is not expected to have a material impact on the financial statements of the Company.

Note 2: Earnings Per Share

Basic earnings per share is based on the weighted-average number of common shares outstanding. Diluted earnings per share includes the dilutive effect of potential common shares outstanding. Under the two-class method of computing earnings per share, non-vested share-based payment awards that contain rights to receive non-forfeitable dividends are considered participating securities. The Company’s participating securities include restricted stock units (RSUs), deferred shares, and shares that were vested, but deferred by the employee. The Company calculated basic and diluted earnings per share under both the treasury stock method and the two-class method. For the three months ended March 31, 2016 and 2015, there was no impact in the per share amounts calculated under the two methods. Accordingly, the treasury stock method is disclosed below.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2016
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following represents amounts used in computing earnings per share and the effect on the weighted-average number of shares of dilutive potential common shares:

	Three Months Ended
	March 31,
	2016	2015
Numerator
Income (loss) used in basic and diluted earnings (loss) per share
Income (loss) from continuing operations, net of tax	$20.7	$(10.1)
Net income (loss) attributable to noncontrolling interests	0.3	(2.8)
Income (loss) before discontinued operations, net of tax	20.4	(7.3)
Income from discontinued operations, net of tax	147.8	4.5
Net income (loss) attributable to Diebold, Incorporated	$168.2	$(2.8)
Denominator
Weighted-average number of common shares used in basic earnings (loss) per share	65.1	64.7
Effect of dilutive shares (1)	0.6	—
Weighted-average number of shares used in diluted earnings (loss) per share	65.7	64.7
Basic earnings (loss) per share
Income (loss) before discontinued operations, net of tax	$0.31	$(0.11)
Income from discontinued operations, net of tax	2.27	0.07
Net income (loss) attributable to Diebold, Incorporated	$2.58	$(0.04)
Diluted earnings (loss) per share
Income (loss) before discontinued operations, net of tax	$0.31	$(0.11)
Income from discontinued operations, net of tax	2.25	0.07
Net income (loss) attributable to Diebold, Incorporated	$2.56	$(0.04)

Anti-dilutive shares
Anti-dilutive shares not used in calculating diluted weighted-average shares	1.9	1.5

(1)
Incremental shares of 0.7 shares were excluded from the computation of diluted (loss) earnings per share for the three months ended March 31, 2015, because their effect is anti-dilutive due to the net loss attributable to Diebold, Incorporated.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2016
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 3: Equity

The following table presents changes in shareholders' equity attributable to Diebold, Incorporated and the noncontrolling interests:

	Three Months Ended
	March 31,
	2016	2015
Diebold, Incorporated shareholders' equity
Balance at beginning of period	$412.4	$531.6
Comprehensive income (loss) attributable to Diebold, Incorporated	198.1	(65.9)
Common shares	0.3	0.4
Additional capital	5.3	4.9
Treasury shares	(1.7)	(2.6)
Dividends paid	(18.8)	(18.9)
Balance at end of period	$595.6	$449.5

Noncontrolling interests
Balance at beginning of period	$23.1	$23.3
Comprehensive income attributable to noncontrolling interests, net (1)	0.4	—
Balance at end of period	$23.5	$23.3

(1)
Comprehensive income (loss) attributable to noncontrolling interests of $(2.6) is net of a $2.6 Venezuela noncontrolling interest adjustment for the three months ended March 31, 2015 to reduce the carrying value to the estimated fair market value.

Note 4: Accumulated Other Comprehensive Loss

The following table summarizes the changes in the Company’s accumulated other comprehensive (loss) income (AOCI), net of tax, by component for the three months ended March 31, 2016:

	Translation	Foreign Currency Hedges	Interest Rate Hedges	Pension and Other Post-retirement Benefits	Other	Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2016	$(215.6)	$5.0	$(0.1)	$(107.8)	$0.4	$(318.1)
Other comprehensive income (loss) before reclassifications (1)	32.6	(3.6)	—	—	—	29.0
Amounts reclassified from AOCI	—	—	(0.1)	0.9	—	0.8
Net current-period other comprehensive income (loss)	32.6	(3.6)	(0.1)	0.9	—	29.8
Balance at March 31, 2016	$(183.0)	$1.4	$(0.2)	$(106.9)	$0.4	$(288.3)

(1)	Other comprehensive income (loss) before reclassifications within the translation component excludes $0.2 of translation attributable to noncontrolling interests.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2016
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
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
(1) Other comprehensive (loss) income before reclassifications within the translation component excludes $2.9 of translation attributable to noncontrolling interests.

The following table summarizes the details about amounts reclassified from AOCI:

	Three Months Ended
	2016	2015
	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Affected Line Item in the Statement of Operations
Interest rate hedges	$(0.1)	$(0.1)	Interest expense
Pension and post-retirement benefits:
Net actuarial loss amortization (net of tax $(0.5) and $(0.6), respectively)	0.9	1.0	(1)
Net prior service benefit amortization, net of tax	—	0.1	(1)
	0.9	1.1
Total reclassifications for the period	$0.8	$1.0

(1)	Pension and other post-retirement benefits AOCI components are included in the computation of net periodic benefit cost (refer to note 12).

Note 5: Share-Based Compensation

The Company’s share-based compensation payments to employees are recognized based on their grant-date fair values during the period in which the employee is required to provide services in exchange for the award. Share-based compensation is primarily recognized as a component of selling and administrative expense. Total share-based compensation expense was $5.6 and $4.3 for the three months ended March 31, 2016 and 2015, respectively.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2016
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Options outstanding and exercisable as of March 31, 2016 under the Company’s 1991 Equity and Performance Incentive Plan (as Amended and Restated as of February 12, 2014) (the 1991 Plan) and changes during the three months ended March 31, 2016 were as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
		(per share)	(in years)
Outstanding at January 1, 2016	1.7	$34.21
Expired or forfeited	(0.2)	$38.23
Granted	0.5	$27.39
Outstanding at March 31, 2016	2.0	$32.34	8	$0.8
Options exercisable at March 31, 2016	1.1	$34.32	6	$0.1
Options vested and expected to vest at March 31, 2016 (2)	2.0	$32.43	7	$0.8

(1)
The aggregate intrinsic value (the difference between the closing price of the Company’s common shares on the last trading day of the first quarter of 2016 and the exercise price, multiplied by the number of “in-the-money” options) that would have been received by the option holders had all option holders exercised their options on March 31, 2016. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common shares.

(2)	The options expected to vest are the result of applying the pre-vesting forfeiture rate assumption to total outstanding non-vested options.

The following table summarizes information on non-vested RSUs and performance shares relating to employees and non-employee directors for the three months ended March 31, 2016:

	Number of Shares	Weighted-Average Grant-Date Fair Value
		(per share)
RSUs:
Non-vested at January 1, 2016	0.9	$32.53
Forfeited	(0.1)	$32.39
Vested	(0.2)	$30.86
Granted	0.5	$27.13
Non-vested at March 31, 2016	1.1	$30.40
Performance Shares:
Non-vested at January 1, 2016	0.8	$34.06
Forfeited	—	$34.09
Vested	(0.2)	$29.32
Granted	0.6	$30.49
Non-vested at March 31, 2016	1.2	$33.00

Performance shares are granted to employees and vest based on the achievement of certain performance objectives, as determined by the Board of Directors each year. Each performance share earned entitles the holder to one common share of the Company. The Company's performance shares include performance objectives that are assessed after a three-year period as well as performance objectives that are assessed annually over a three-year period. No shares are vested unless certain performance threshold objectives are met.

As of March 31, 2016, there were 0.1 non-employee director deferred shares vested and outstanding.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2016
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 6: Income Taxes

The effective tax rate on the income from continuing operations for the three months ended March 31, 2016 was (4.0) percent compared to 25.2 percent on the loss for the three months ended March 31, 2015. The significant decrease in the effective tax rate is primarily attributable to the nontaxable $36.5 mark-to-market gain on foreign currency option contracts related to the potential Wincor Nixdorf Aktiengesellschaft (Wincor Nixdorf) acquisition (the Acquisition) and the decrease in the deferred tax liability associated with the Company's undistributed foreign subsidiary earnings. This decrease was offset by discrete tax benefits that were recorded in the three months ended March 31, 2015, which benefits were primarily related to the Venezuela divestiture and the release of a valuation allowance.

Note 7: Investments

The Company’s investments, primarily in Brazil, consist of certificates of deposit that are classified as available-for-sale and stated at fair value based upon quoted market prices. Unrealized gains and losses are recorded in AOCI. Realized gains and losses are recognized in investment income and are determined using the specific identification method. There were no realized gains from the sale of securities and proceeds from the sale of available-for-sale securities for the three months ended March 31, 2016 and March 31, 2015.

The Company’s investments, excluding cash surrender value of insurance contracts of $74.9 and $75.9 as of March 31, 2016 and December 31, 2015, respectively, consisted of the following:

	Cost Basis	Unrealized Gain	Fair Value
As of March 31, 2016
Short-term investments
Certificates of deposit	$49.7	$—	$49.7
Long-term investments
Assets held in a rabbi trust	$7.9	$0.2	$8.1

As of December 31, 2015
Short-term investments
Certificates of deposit	$39.9	$—	$39.9
Long-term investments
Assets held in a rabbi trust	$9.3	$—	$9.3

Note 8: Allowance for Credit Losses

The following table summarizes the Company’s allowance for credit losses for the three months ended March 31, 2016 and 2015:

	Finance Leases	Notes Receivable	Total
Allowance for credit losses
Balance at January 1, 2016	$0.5	$4.1	$4.6
Provision for credit losses	—	—	—
Balance at March 31, 2016	$0.5	$4.1	$4.6

Balance at January 1, 2015	$0.4	$4.1	$4.5
Provision for credit losses	0.5	—	0.5
Balance at March 31, 2015	$0.9	$4.1	$5.0

There were no significant changes in provision for credit losses, recoveries and write-offs during the three months ended March 31, 2016 and 2015. As of March 31, 2016, finance leases and notes receivable individually evaluated for impairment were $73.8 and $5.7, respectively. As of March 31, 2015, finance leases and notes receivable individually evaluated for impairment were $126.4 and $8.5, respectively. As of March 31, 2016 and December 31, 2015, the Company’s finance lease receivables in Latin America (LA) were $56.0 and $58.8, respectively. The decrease is related primarily to the strengthening of the U.S. dollar compared to the Brazil real and recurring customer payments for financing arrangements in LA.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2016
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

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

As of March 31, 2016 and December 31, 2015, the recorded investment in past due financing receivables on nonaccrual status was $0.6 and $0.7, respectively, and there were no recorded investments in finance receivables past due 90 days or more and still accruing interest. The recorded investment in impaired notes receivable was $4.1 as of March 31, 2016 and December 31, 2015 and was fully reserved.

The following table summarizes the Company’s aging of past-due notes receivable balances:

	March 31, 2016	December 31, 2015
30-59 days past due	$—	$0.1
60-89 days past due	—	—
> 89 days past due (1)	3.1	3.0
Total past due	$3.1	$3.1

(1)	Past due notes receivable balances greater than 89 days are fully reserved.

Note 9: Inventories

Major classes of inventories are summarized as follows:

	March 31, 2016	December 31, 2015
Finished goods	$174.4	$145.8
Service parts	156.7	155.7
Raw materials and work in process	81.1	67.8
Total inventories	$412.2	$369.3

Certain inventory items of $19.7 were reclassified as of December 31, 2015 between service parts and raw materials and work in process to conform with the current presentation.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2016
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 10: Goodwill and Other Assets

The Company’s four reportable operating segments are North America (NA), Asia Pacific (AP), Europe, Middle East, and Africa (EMEA) and Latin America (LA). The changes in carrying amounts of goodwill within the Company's segments are summarized as follows:

	NA	AP	EMEA	LA	Total
Goodwill	$76.4	$40.0	$168.7	$143.7	$428.8
Accumulated impairment losses	(13.2)	—	(168.7)	(108.8)	(290.7)
Balance at January 1, 2015	$63.2	$40.0	$—	$34.9	$138.1
Goodwill acquired	39.7	—	—	—	39.7
Currency translation adjustment	(3.4)	(2.4)	—	(10.5)	(16.3)
Goodwill	$112.7	$37.6	$168.7	$133.2	$452.2
Accumulated impairment losses	(13.2)	—	(168.7)	(108.8)	(290.7)
Balance at December 31, 2015	$99.5	$37.6	$—	$24.4	$161.5
Goodwill adjustment	0.2	—	—	—	0.2
Currency translation adjustment	2.5	0.7	—	2.1	5.3
Goodwill	115.4	38.3	168.7	135.3	457.7
Accumulated impairment losses	(13.2)	—	(168.7)	(108.8)	(290.7)
Balance at March 31, 2016	$102.2	$38.3	$—	$26.5	$167.0

In March 2015, the Company acquired Phoenix Interactive Design, Inc. (Phoenix), a leader in developing innovative multi-vendor software solutions for automated teller machines (ATMs) and a host of other financial self-service (FSS) applications. During the first quarter of 2016, the Company adjusted the preliminary goodwill by $0.2 primarily to reflect adjustments to the finalization of deferred income taxes.

There have been no impairment indicators identified during the three months ended March 31, 2016.

The following summarizes information on intangible assets by major category:

	March 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internally-developed software	$92.4	$(46.6)	$45.8	$92.4	$(48.5)	$43.9
Other intangibles	37.3	(16.7)	20.6	36.7	(16.3)	20.4
Total	$129.7	$(63.3)	$66.4	$129.1	$(64.8)	$64.3

Amortization expense on capitalized software of $3.2 and $3.5 was included in product cost of sales for the three months ended March 31, 2016 and 2015, respectively.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2016
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 11: Debt and Restricted Cash

Debt

Outstanding debt balances were as follows:

	March 31, 2016	December 31, 2015
Notes payable
Uncommitted lines of credit	$39.3	$19.2
Term loan	12.9	11.5
Senior notes (5.50 percent)	50.0	—
Other	1.5	1.3
	$103.7	$32.0
Long-term debt
Revolving credit facility	$221.1	$168.0
Term loan	214.2	218.5
Senior notes (5.50 percent)	—	225.0
Other	1.2	1.6
Long-term deferred financing fees	(7.6)	(6.9)
	$428.9	$606.2

As of March 31, 2016, the Company had various international short-term uncommitted lines of credit with borrowing limits of $109.0. The weighted-average interest rate on outstanding borrowings on the short-term uncommitted lines of credit as of March 31, 2016 and December 31, 2015 was 3.78 percent and 5.66 percent, respectively. Short-term uncommitted lines mature in less than one year. The amount available under the short-term uncommitted lines at March 31, 2016 was $68.8.

The Company entered into a revolving and term loan credit agreement (the Credit Agreement), dated as of November 23, 2015, among the Company and certain of the Company's subsidiaries, as borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders named therein. The Credit Agreement included, among other things, mechanics for the Company’s existing revolving and term loan A facilities to be refinanced under the Credit Agreement. On December 23, 2015, the Company entered into a Replacement Facilities Effective Date Amendment among the Company, certain of the Company’s subsidiaries, the lenders identified therein and JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to which the Company is refinancing its existing $520.0 revolving and $230.0 term loan A senior unsecured credit facilities (which have been terminated and repaid in full) with, respectively, a new unsecured revolving facility (the Revolving Facility) in an amount of up to $520.0 and a new (non-delayed draw) unsecured term loan A facility (the Term A Facility) on substantially the same terms as the Delayed Draw Term Facility (as defined in the Credit Agreement) in the amount of up to $230.0. The Delayed Draw Term Facility of $250.0 may be drawn up to one year after the closing date of the Acquisition. The Revolving Facility and Term A Facility will be subject to the same maximum consolidated net leverage ratio and minimum consolidated interest coverage ratio as the Delayed Draw Term Facility. On December 23, 2020, the Term A Facility will mature and the Revolving Facility will automatically terminate. The weighted-average interest rate on outstanding revolving credit facility borrowings as of March 31, 2016 and December 31, 2015 was 2.30 percent and 2.33 percent, respectively, which is variable based on the London Interbank Offered Rate (LIBOR). The amount available under the revolving credit facility as of March 31, 2016 was $298.9.

On April 19, 2016, the Company issued $400.0 aggregate principal amount of 8.50 percent senior notes due 2024 (the Notes) in an offering exempt from the registration requirements of the Securities Act of 1933 in connection with the Acquisition. The Notes are and will be guaranteed by certain of the Company’s existing and future domestic subsidiaries. The Company incurred $0.8 of fees in the three months ended March 31, 2016 related to the offering of the Notes, which are amortized as a component of interest expense over the term of the Notes. If the Acquisition has not closed by November 21, 2016, the Company will be required to redeem the Notes in whole at a redemption price equal to 100 percent of the aggregate principal amount of the Notes, plus accrued and unpaid interest on the Notes to, but excluding, the redemption date.

In addition, in April 2016, allocation and pricing of the Term Loan B facility provided under the Credit Agreement (which Term Loan B facility is intended to provide part of the financing for the Acquisition) was completed. The Company expects as a result that the Term Loan B facility will, at funding thereof, consist of a $1,000.0 U.S. dollar-denominated tranche that will bear interest at LIBOR plus an applicable margin of 4.50 percent (or, at the Company’s option, prime plus an applicable margin of 3.50 percent),

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2016
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

and a €350.0 euro-denominated tranche that will bear interest at the Euro Interbank Offered Rate (EURIBOR) plus an applicable margin of 4.25 percent, and to enter into an amendment to the Credit Agreement in respect of the foregoing within 31 days of the pricing of the Term Loan B facility. Each tranche is expected to be funded during the second quarter of 2016 at 99 percent of par.

Below is a summary of anticipated financing and replacement facilities information, upon closing of the Acquisition and first compliance certificate:

Anticipated Financing and Replacement Facilities	Interest Rate Index and Margin	Maturity/Termination Dates	Term (Years)
Revolving Facility	LIBOR + 2.00%	December 2020	5
Term Loan A Facility	LIBOR + 2.00%	December 2020	5
Delayed Draw Term Loan A	LIBOR + 2.00%	December 2020	5
Term Loan B Facility ($1,000.0)	LIBOR(i) + 4.50%	November 2023	7.5
Term Loan B Facility (€350.0)	EURIBOR(ii) + 4.25%	November 2023	7.5
Senior Notes due 2024	8.5%	April 2024	8

(i)	LIBOR with a floor of 0.75%.

(ii)	EURIBOR with a floor of 0.75%.

In March 2006, the Company issued senior notes in an aggregate principal amount of $300.0 with a weighted-average fixed interest rate of 5.50 percent. The Company entered into a derivative transaction to hedge interest rate risk on $200.0 of the senior notes, which was treated as a cash flow hedge. This reduced the effective interest rate from 5.50 percent to 5.36 percent. The Company funded the repayment of $75.0 aggregate principal amount of the senior notes at maturity in March 2013 using borrowings under its revolving credit facility and the repayment of $175.0 aggregate principal amount of the Company's senior notes maturing in March 2016 through the use of proceeds from the divestiture of the Company's NA electronic security business. As of March 31, 2016, the remaining $50.0 aggregate principal amount of the senior notes due 2018 were reclassified to notes payable from long-term debt as the Company sent a prepayment notice informing the holders of the senior notes of the Company's intent to prepay the senior notes in full on May 2, 2016. The notice included an estimated make-whole premium of $3.9 to be paid in addition to the principal and interest of the senior notes and is included in interest expense for the three months ended March 31, 2016.

The Company’s financing agreements contain various restrictive financial covenants, including net debt to capitalization, net debt to earnings before interest, taxes, depreciation and amortization (EBITDA) and net interest coverage ratios. As of March 31, 2016, the Company was in compliance with the financial and other covenants in its debt agreements.

Restricted Cash

As of March 31, 2016, the Company had $116.1 in restricted cash to be used for paying off existing debt and related interest, as well as any deal costs pursuant to the terms of the Credit Agreement. The carrying value of restricted cash approximates its fair value and is included in cash flows from financing activities. Restricted cash consists of the domestic net proceeds from the NA electronic security divestiture offset by the $175.0 payment of the senior notes during the first quarter of 2016. Restricted cash is expected to be fully utilized by December 31, 2016.

Note 12: Benefit Plans

The Company has qualified pension plans covering certain U.S. employees that have been closed to new participants since 2003 and frozen in July 2013. Plans that cover salaried employees provide pension benefits based on the employee’s compensation during the ten years before retirement. The Company’s funding policy for salaried plans is to contribute annually based on actuarial projections and applicable regulations. Plans covering hourly employees generally provide benefits of stated amounts for each year of service. The Company’s funding policy for hourly plans is to make at least the minimum annual contributions required by applicable regulations. Employees of the Company’s operations in countries outside of the United States participate to varying degrees in local pension plans, which in the aggregate, are not significant.

The Company has non-qualified pension plans to provide supplemental retirement benefits to certain officers, which was also frozen in July 2013. Benefits are payable at retirement based upon a percentage of the participant’s compensation, as defined. In addition to providing pension benefits, the Company provides post-retirement healthcare and life insurance benefits (referred to as other benefits) for certain retired employees. Currently, there are no plan assets and the Company funds the benefits as the claims are paid.

Eligible employees may be entitled to these benefits based upon years of service with the Company, age at retirement and collective bargaining agreements. Currently, the Company has made no commitments to increase these benefits for existing retirees.

The following table sets forth the net periodic benefit cost for the Company’s defined benefit pension plans and other benefits for the three months ended March 31:

	Pension Benefits		Other Benefits
	2016	2015	2016	2015
Components of net periodic benefit cost
Service cost	$0.9	$0.9	$—	$—
Interest cost	6.2	5.9	0.1	0.1
Expected return on plan assets	(6.7)	(6.7)	—	—
Recognized net actuarial loss	1.4	1.7	0.1	0.1
Net periodic pension benefit cost	$1.8	$1.8	$0.2	$0.2

Contributions

There have been no changes to the expected 2016 plan year contribution amounts previously disclosed. For the three months ended March 31, 2016 and 2015, contributions of $1.1 and $11.1, respectively, were made to the qualified and non-qualified pension plans.

Note 13: Guarantees and Product Warranties

The Company provides its global operations guarantees and standby letters of credit through various financial institutions for suppliers, customers, regulatory agencies and insurance providers. If the Company is not able to make payment or fulfill contractual obligations, the suppliers, customers, regulatory agencies and insurance providers may draw on the pertinent bank. At March 31, 2016, the maximum future payment obligations related to these various guarantees totaled $92.6, of which $30.0 represented standby letters of credit to insurance providers, and no associated liability was recorded. At December 31, 2015, the maximum future payment obligations relative to these various guarantees totaled $89.9, of which $30.0 represented standby letters of credit to insurance providers, and no associated liability was recorded.

The Company provides its customers a manufacturer’s warranty and records, at the time of the sale, a corresponding estimated liability for potential warranty costs. Estimated future obligations due to warranty claims are based upon historical factors such as labor rates, average repair time, travel time, number of service calls per machine and cost of replacement parts. As of March 31, 2016 and 2015, the Company’s warranty liability balances were $68.6 and $97.1, respectively. The decrease in the warranty liability was largely attributable to settlements and currency translation adjustment in Brazil other in our LA segment.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2016
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Changes in the Company’s warranty liability balance are illustrated in the following table:

	2016	2015
Balance at January 1	$73.6	$113.3
Current period accruals	1.7	9.9
Current period settlements	(10.7)	(12.7)
Currency translation adjustment	4.0	(13.4)
Balance at March 31	$68.6	$97.1

Note 14: Commitments and Contingencies

Contractual Obligations

At March 31, 2016, the Company had purchase commitments due within one year totaling $7.5 for materials through contract manufacturing agreements at negotiated prices.

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

At March 31, 2016, the Company was a party to several routine indirect tax claims from various taxing authorities globally that were incurred in the normal course of business, which neither individually nor in the aggregate are considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the consolidated financial statements would not be materially affected by the outcome of these indirect tax claims and/or proceedings or asserted claims.

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

The Company has challenged customs rulings in Thailand seeking to retroactively collect customs duties on previous imports of ATMs. Management believes that the customs authority’s attempt to retroactively assess customs duties is in contravention of World Trade Organization agreements and, accordingly, is challenging the rulings. In the third quarter of 2015, the Company received a prospective ruling from the United States Customs Border Protection which is consistent with the Company's interpretation of the treaty in question. The Company has submitted that ruling for consideration in its ongoing dispute with

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2016
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Thailand. The matters are currently in the appeals process and management continues to believe that the Company has a valid legal position in these appeals. Accordingly, the Company has not accrued any amount for this contingency; however, the Company cannot provide any assurance that it will not ultimately be subject to retroactive assessments.

At March 31, 2016 and December 31, 2015, the Company had an accrual related to the Brazil indirect tax matter disclosed above of $8.3 and $7.5, respectively. The movement between periods relates to the currency fluctuation in the Brazil real.

A loss contingency is reasonably possible if it has a more than remote but less than probable chance of occurring. Although management believes the Company has valid defenses with respect to its indirect tax positions, it is reasonably possible that a loss could occur in excess of the estimated accrual. The Company estimated the aggregate risk at March 31, 2016 to be up to approximately $196.7 for its material indirect tax matters, of which $160.2 and $24.0, respectively, relates to the Brazil indirect tax matter and Thailand customs matter disclosed above. The aggregate risk related to indirect taxes is adjusted as the applicable statutes of limitations expire.

Legal Contingencies

At March 31, 2016, the Company was a party to several lawsuits that were incurred in the normal course of business, which neither individually nor in the aggregate are considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the Company's condensed consolidated financial statements would not be materially affected by the outcome of these legal proceedings, commitments or asserted claims.

Note 15: Derivative Instruments and Hedging Activities

The Company uses derivatives to mitigate the economic consequences associated with fluctuations in currencies and interest rates. The following table summarizes the gain (loss) recognized on derivative instruments for the three months ended March 31:

Derivative instrument	Classification on consolidated statements of operations	Three Months Ended
		March 31,
		2016	2015
Cash flow hedges	Interest expense	$(1.0)	$(1.3)
Gain on foreign currency option contracts	Miscellaneous, net	36.5	—
Foreign exchange forward contracts	Foreign exchange (loss) gain, net	(3.8)	5.0
Total		$31.7	$3.7

Foreign Exchange

Net Investment Hedges The Company has international subsidiaries with net balance sheet positions that generate cumulative translation adjustments within AOCI. The Company uses derivatives to manage potential changes in value of its net investments in LA. The Company uses the forward-to-forward method for its quarterly retrospective and prospective assessments of hedge effectiveness. No ineffectiveness results if the notional amount of the derivative matches the portion of the net investment designated as being hedged because the Company uses derivative instruments with underlying exchange rates consistent with its functional currency and the functional currency of the hedged net investment. Changes in value that are deemed effective are accumulated in AOCI where they will remain until they are reclassified to income together with the gain or loss on the entire investment upon substantial liquidation of the subsidiary. The fair value of the Company’s net investment hedge contracts were $(4.5) and $1.0 as of March 31, 2016 and December 31, 2015, respectively. The net (loss) gain recognized in AOCI on net investment hedge derivative instruments was $(5.5) and $6.6 in the three months ended March 31, 2016 and 2015, respectively.

Non-Designated Hedges A substantial portion of the Company’s operations and revenues are international. As a result, changes in foreign exchange rates can create substantial foreign exchange gains and losses from the revaluation of non-functional currency monetary assets and liabilities. The Company’s policy allows the use of foreign exchange forward contracts with maturities of up to 24 months to mitigate the impact of currency fluctuations on those foreign currency asset and liability balances. The Company elected not to apply hedge accounting to its foreign exchange forward contracts. Thus, spot-based gains/losses offset revaluation gains/losses within foreign exchange (loss) gain, net and forward-based gains/losses represent interest expense. The fair value of

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2016
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

the Company’s non-designated foreign exchange forward contracts was $1.9 and $0.9 as of March 31, 2016 and December 31, 2015, respectively.

Foreign Currency Option Contracts On November 23, 2015, the Company entered into foreign currency option contracts to purchase €1,416.0 for $1,547.1 to hedge against the effect of exchange rate fluctuations on the euro-denominated cash consideration related to the Acquisition and estimated euro denominated deal related costs and any outstanding Wincor Nixdorf borrowings. The cash component of the purchase price consideration approximates €1,162.2. The weighted average strike price is $1.09 per euro. These foreign currency option contracts are non-designated and are included in other current assets or other current liabilities based on the net asset or net liability position, respectively, in the condensed consolidated balance sheets. The arrangement will net settle with an additional maximum payout of $60.0 that relates to a delayed premium due at maturity of the contracts in November 2016. During the three months ended March 31, 2016, the Company recorded a $36.5 mark-to-market gain on foreign currency option contracts reflected in miscellaneous, net. The fair value of the Company's foreign currency option contracts were $43.5 and $7.0 as of March 31, 2016 and December 31, 2015, respectively, and are included in other current assets. As of April 25, 2016, the fair value of the foreign currency option contracts was $27.6.

		Notional Amounts
Instrument	Number of Instruments	Call	Put
Foreign currency option contracts	2	€1,416.0	$1,547.1

Interest Rate

Cash Flow Hedges The Company has variable rate debt that is subject to fluctuations in interest related cash flows due to changes in market interest rates. As of March 31, 2016, the Company had one pay-fixed receive-variable interest rate swap, with a total notional amount of $25.0, to hedge against changes in the LIBOR benchmark interest rate on a portion of the Company’s LIBOR-based borrowings. Changes in value that are deemed effective are accumulated in AOCI and reclassified to interest expense when the hedged interest is accrued. To the extent that it becomes probable that the Company’s variable rate borrowings will not occur, the gains or losses on the related cash flow hedges will be reclassified from AOCI to interest expense. The fair value of the Company’s interest rate contracts was minimal as of March 31, 2016 and December 31, 2015.

In December 2005 and January 2006, the Company executed cash flow hedges by entering into receive-variable and pay-fixed interest rate swaps, with a total notional amount of $200.0, related to the senior notes issuance in March 2006. Amounts previously recorded in AOCI related to the pre-issuance cash flow hedges were reclassified on a straight-line basis through February 2016.

The gain recognized on designated cash flow hedge derivative instruments was minimal for the three months ended March 31, 2016 and $0.3 for the three months ended March 31, 2015. Gains and losses related to interest rate contracts that are reclassified from AOCI are recorded in interest expense on the condensed consolidated statements of operations. The Company does not anticipate reclassifying any amount from AOCI to interest expense within the next 12 months.

Note 16: Restructuring and Other Charges

Restructuring Charges

The following table summarizes the impact of the Company’s restructuring charges on the condensed consolidated statements of operations:

	Three Months Ended
	March 31,
	2016	2015
Cost of sales – services	$0.3	$—
Selling and administrative expense	0.1	2.5
Research, development and engineering expense	—	0.6
Total	$0.4	$3.1

The following table summarizes the Company’s restructuring charges by reportable operating segment:

	Three Months Ended
	March 31,
	2016	2015
Severance
NA (1)	$—	$1.5
AP	—	—
EMEA	0.1	0.9
LA	0.3	0.7
Total severance	$0.4	$3.1
(1) NA includes corporate and global restructuring costs.

During the first quarter of 2013, the Company announced a multi-year transformation plan. Certain aspects of this plan were previously disclosed under the Company's global realignment plan and global shared services plan. This multi-year transformation focuses on globalizing the Company's service organization and creating a unified center-led global organization for research and development, as well as transforming the Company's general and administrative cost structure. Restructuring charges of $0.4 and $3.1 for the three months ended March 31, 2016 and 2015, respectively, related to the Company's multi-year transformation plan. Restructuring charges for the three months ended March 31, 2015 consisted primarily of severance costs related to the Company's business process outsourcing initiative. As of March 31, 2016, the restructuring accrual balance consists primarily of severance restructuring activities in connection with the multi-year transformation plan. As of March 31, 2016, the Company anticipates additional restructuring costs in NA, AP and LA of approximately $7.0 to $10.0 to be incurred through the end of 2016. As management finalizes certain aspects of the transformation plan, the anticipated future costs related to this plan are subject to change.

The following table summarizes the Company's cumulative total restructuring costs for the multi-year transformation plan as of March 31, 2016:

	Severance	Other	Total
Cumulative total restructuring costs for the multi-year transformation plan
NA (1)	$67.9	$2.0	$69.9
AP	3.8	0.6	4.4
EMEA	5.7	0.9	6.6
LA	20.3	—	20.3
Total	$97.7	$3.5	$101.2
(1) NA includes corporate and global restructuring costs.

The following table summarizes the Company’s restructuring accrual balances and related activity for the three months ended March 31:

	2016	2015
Balance at January 1	$4.7	$7.6
Liabilities incurred	0.4	3.1
Liabilities paid/settled	(1.3)	(5.2)
Balance at March 31	$3.8	$5.5

Impairment and Other Charges

During the first quarter of 2015, the Company recorded an impairment of certain capitalized software of $9.1 related to redundant legacy Diebold software as a result of the acquisition of Phoenix. In addition, the Company agreed to sell its equity interest in its Venezuela joint venture to its joint venture partner and recorded a $10.3 impairment of assets in the first quarter of 2015 (refer to note 19).

Other charges consist of items that the Company has determined are non-routine in nature and are not expected to recur in future operations. Net non-routine expense of $14.1 and $4.6 impacted the three months ended March 31, 2016 and 2015, respectively.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2016
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Net non-routine expense was partially due to legal, indemnification and professional fees related to corporate monitor efforts. Additionally, net non-routine expense for the three months ended March 31, 2016 included potential acquisition and divestiture related costs of $11.0 within selling and administrative expense.

Note 17: Fair Value of Assets and Liabilities

Assets and Liabilities Recorded at Fair Value

Assets and liabilities subject to fair value measurement are as follows:

	March 31, 2016			December 31, 2015
		Fair Value Measurements Using			Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Assets
Short-term investments
Certificates of deposit	$49.7	$49.7	$—	$39.9	$39.9	$—
Restricted cash	116.1	116.1	—	—	—	—
Assets held in rabbi trusts	8.1	8.1	—	9.3	9.3	—
Foreign exchange forward contracts	4.9	—	4.9	3.5	—	3.5
Foreign currency option contracts	43.5	—	43.5	7.0	—	7.0
Total	$222.3	$173.9	$48.4	$59.7	$49.2	$10.5
Liabilities
Deferred compensation	$8.1	$8.1	$—	$9.3	$9.3	$—
Foreign exchange forward contracts	7.5	—	7.5	1.5	—	1.5
Total	$15.6	$8.1	$7.5	$10.8	$9.3	$1.5

The Company uses the end of period when determining the timing of transfers between levels. During the three months ended March 31, 2016, there were no transfers between levels.

The fair value and carrying value of the Company’s debt instruments are summarized as follows:

	March 31, 2016		December 31, 2015
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes payable	$103.7	$103.7	$32.0	$32.0
Long-term debt	428.9	428.9	613.0	606.2
Total debt instruments	$532.6	$532.6	$645.0	$638.2

The increase in notes payable as of March 31, 2016 compared to December 31, 2015 is primarily related to the reclassification of $50.0 of senior notes from long-term debt as the Company sent a prepayment notice informing the holders of the senior notes of the Company's intent to prepay the senior notes in full (refer to note 11). The carrying value of the long-term debt as of March 31, 2016 approximates fair value as the underlying debt instruments have market-based interest rates.

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

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2016
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

and other income or expense items that are not attributed to the segments (refer to note 16). Total assets are not allocated to segments and are not included in the assessment of segment performance and therefore are excluded from the segment information disclosed as follows.

The following tables represent information regarding the Company’s segment information and provides a reconciliation between segment operating profit and the consolidated income (loss) from continuing operations before income taxes:

	Three Months Ended
	March 31,
	2016	2015
Revenue summary by segment
NA	$251.7	$259.2
AP	80.5	110.5
EMEA	85.6	86.8
LA	91.8	118.3
Total revenue	$509.6	$574.8

Intersegment revenue
NA	$17.9	$21.1
AP	19.9	19.4
EMEA	27.7	11.1
LA	0.1	0.1
Total intersegment revenue	$65.6	$51.7

Segment operating profit
NA	$53.4	$61.1
AP	8.7	18.2
EMEA	10.4	12.4
LA	7.0	3.1
Total segment operating profit	$79.5	$94.8

Corporate charges not allocated to segments (1)	(70.7)	(70.7)
Asset impairment charges	—	(19.4)
Restructuring charges	(0.4)	(3.1)
Net non-routine expense	(14.1)	(4.6)
	(85.2)	(97.8)
Operating loss	$(5.7)	$(3.0)
Other income (expense)	25.6	(10.5)
Income (loss) from continuing operations before taxes	$19.9	$(13.5)

(1)
Corporate charges not allocated to segments include headquarter based costs associated with manufacturing administration, procurement, human resources, compensation and benefits, finance and accounting, global development/engineering, global strategy/mergers and acquisitions, global information technology, tax, treasury and legal.

	Three Months Ended
	March 31,
	2016	2015
Segment depreciation and amortization expense
NA	$2.9	$1.8
AP	1.7	1.6
EMEA	0.8	0.8
LA	1.6	2.9
Total segment depreciation and amortization expense	7.0	7.1
Corporate depreciation and amortization expense	8.0	9.1
Total depreciation and amortization expense	$15.0	$16.2

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2016
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

	March 31, 2016	December 31, 2015
Segment property, plant and equipment, at cost
NA	$115.3	$110.7
AP	54.2	53.3
EMEA	36.8	35.2
LA	55.0	51.9
Total segment property, plant and equipment, at cost	$261.3	$251.1
Corporate property plant and equipment, at cost, not allocated to segments	353.7	357.9
Total property, plant and equipment, at cost	$615.0	$609.0

The following table presents information regarding the Company’s revenue by service and product solution:

	Three Months Ended
	March 31,
	2016	2015
Financial self-service
Services	$289.3	$291.2
Products	157.2	203.8
Total financial self-service	446.5	495.0
Security
Services	47.4	50.4
Products	13.7	19.1
Total security	61.1	69.5
Total financial self-service and security	507.6	564.5
Brazil other	2.0	10.3
	$509.6	$574.8

Note 19: Acquisitions and Divestitures

Acquisitions

In the fourth quarter of 2015, the Company announced its intention to acquire all 29.8 Wincor Nixdorf ordinary shares outstanding (33.1 total Wincor Nixdorf ordinary shares issued inclusive of 3.3 treasury shares) through a voluntary tender offer for €38.98 in cash and 0.434 common shares of the Company per Wincor Nixdorf ordinary share outstanding. The Company considered a number of factors in connection with its evaluation of the proposed transaction, including significant strategic opportunities and potential synergies, as generally supporting its decision to enter into the business combination agreement. As of March 29, 2016, the Company confirmed that it received 68.9 percent of total Wincor Nixdorf ordinary shares issued inclusive of treasury shares (76.5 percent of all Wincor Nixdorf ordinary shares outstanding) for purposes of satisfying the minimum tender condition of the offer. On April 15, 2016, the Company announced the final results of the offer that 22.9 Wincor Nixdorf ordinary shares had been tendered by the end of the statutory additional acceptance period on April 12, 2016, which (together with 0.2 voting proxies held by the Company) represented 69.9 percent of total Wincor Nixdorf ordinary shares issued inclusive of treasury shares (77.5 percent of all Wincor Nixdorf ordinary shares outstanding). At the end of the offer acceptance period on March 22, 2016, all closing conditions to the offer had been satisfied, except that the offer remains subject to regulatory approval. The offer is targeted to close in the summer of 2016. The Company intends to finance the cash portion of the offer consideration as well as any Wincor Nixdorf debt outstanding with funds available under the Company’s Credit Agreement and proceeds from the issuance and sale of the Notes on April 19, 2016, which Notes are required to be redeemed in the event that the offer has not closed by November 21, 2016 (refer to note 11). The Company will incur interest expense along with continuing to incur certain costs and fees, some of which will be payable even in the event the Acquisition is terminated or expires. Wincor Nixdorf has a fiscal year end of September 30 and is reported using International Financial Reporting Standards (IFRS) as issued by the European Union (EU). For the fiscal year ended September 30, 2015, Wincor Nixdorf recorded net sales of €2,427.0.

In the first quarter of 2015, the Company acquired 100 percent of the equity interests of Phoenix for a total purchase price of $72.9, including $12.6 of deferred cash payment payable over the next three years. Acquiring Phoenix, a leading developer of innovative multi-vendor software solutions for ATMs and a host of other FSS applications, was a foundational move to accelerate the

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2016
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Company’s growth in the fast-growing managed services and branch automation spaces. The results of operations for Phoenix are primarily included in the NA reportable operating segment within the Company's condensed consolidated financial statements from the date of the acquisition.

Divestitures

On October 25, 2015, the Company entered into a definitive asset purchase agreement with a wholly owned subsidiary of Securitas AB (Securitas Electronic Security) to divest its NA electronic security business located in the United States and Canada for an aggregate purchase price of $350.0 in cash, 10.0 percent of which was contingent based on the successful transition of certain customer relationships. The Company received the full payment of $35.0 in the first quarter of 2016 as all contingencies for this payment were achieved. For the NA electronic security business to continue its growth, it would have required resources and investment that the Company was not committed to make given its focus on the self-service market. The closing of the NA electronic security divestiture occurred on February 1, 2016 and the Company recorded a gain on sale, net of tax, of $149.1 in the first quarter of 2016. The closing purchase price is subject to a customary working capital adjustment, which is expected to be finalized in the second quarter of 2016. The purchase agreement provides for customary representations, warranties, covenants and agreements.

The Company also agreed to provide certain transition services to Securitas Electronic Security after the closing, including providing Securitas Electronic Security a $6.0 credit for such services, of which $5.0 relates to a quarterly payment to Securitas Electronic Security and $1.0 is a credit against payments due from Securitas Electronic Security. During the three months ended March 31, 2016, $1.3 was paid as part of the quarterly payment and $0.3 was used against amounts owed by Securitas Electronic Security.

The operating results for the NA electronic security business were previously included in the Company's NA segment and have been reclassified to discontinued operations for all of the periods presented. The assets and liabilities of this business were classified as held for sale in the Company's condensed consolidated balance sheet as of December 31, 2015. Cash flows provided or used by the NA electronic security business are presented as cash flows from discontinued operations for all of the periods presented. The operating results, assets and liabilities and cash flows from discontinued operations are no longer included in the financial statements of the Company from February 1, 2016.

The following summarizes select financial information included in income from discontinued operations, net of tax:

	Three Months Ended
	March 31,
	2016	2015
Net sales
Services	$16.3	$52.4
Products	8.5	28.3
	24.8	80.7
Cost of sales
Services	15.1	43.0
Products	6.9	21.7
	22.0	64.7
Gross profit	2.8	16.0
Selling and administrative expense	4.8	9.4
(Loss) income from discontinued operations before taxes	(2.0)	6.6
Income tax (benefit) expense	(0.7)	2.1
	(1.3)	4.5

Gain on sale of discontinued operations before taxes	243.3	—
Income tax (benefit) expense	94.2	—
Gain on sale of discontinued operations, net of tax	149.1	—
Income from discontinued operations, net of tax	$147.8	$4.5

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2016
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following summarizes the assets and liabilities classified as held for sale in the condensed consolidated balance sheet:

December 31, 2015
ASSETS
Cash and cash equivalents	$(1.5)
Trade receivables, less allowances for doubtful accounts of $4.0	75.6
Inventories	29.1
Prepaid expenses	0.9
Other current assets	5.0
Total current assets	109.1
Property, plant and equipment, net	5.2
Goodwill	33.9
Assets held for sale	$148.2

LIABILITIES
Accounts payable	$24.8
Deferred revenue	13.3
Payroll and other benefits liabilities	6.6
Other current liabilities	4.7
Total current liabilities	$49.4

During 2015, all assets and liabilities classified as held for sale were included in total current assets based on the cash conversion of these assets and liabilities during the first quarter of 2016. The cash and cash equivalents of the NA electronic security business represents outstanding checks as of December 31, 2015.

During the first quarter of 2015, the Company agreed to sell its equity interest in its Venezuela joint venture to its joint venture partner and recorded a $10.3 impairment of assets. On April 29, 2015, the Company closed the sale for the estimated fair market value and recorded a $1.0 reversal of impairment of assets based on final adjustments in the second quarter of 2015, resulting in a $9.3 impairment of assets for the six months ended June 30, 2015. During the remainder of 2015, the Company incurred an additional $0.4 related to uncollectible accounts receivable, which is included in selling and administrative expenses on the consolidated statements of operations. The Company no longer has a consolidating entity in Venezuela but will continue to operate in Venezuela on an indirect basis.

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2016
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and accompanying notes that appear elsewhere in this Quarterly Report on Form 10-Q.

Introduction

Diebold, Incorporated and its subsidiaries provide the services, software and technology that connect people around the world with their money - bridging the physical and digital worlds of cash conveniently, securely and efficiently. Since its founding in 1859, Diebold has evolved to become a leading provider of exceptional self-service innovation, security and services to financial, retail, commercial and other markets. The Company employs approximately 15,000 associates globally following the recently completed divestiture of the NA electronic security business. The Company's service staff is one of the financial industry's largest, with professionals in more than 600 locations and businesses in more than 90 countries worldwide. The Company continues to execute its multi-year transformation, Diebold 2.0, with the primary objective of transforming the Company into a world-class, services-led and software-enabled Company, supported by innovative hardware.

Diebold 2.0 consists of four pillars:

•	Cost - Streamline the cost structure and improve near-term delivery and execution.

•
Cash - Generate increased free cash flow in order to fund the investments necessary to drive profitable growth, while preserving the ability to return value to shareholders in the form of dividends and, as appropriate, share repurchases.

•	Talent - Attract and retain the talent necessary to drive innovation and the focused execution of the transformation strategy.

•	Growth - Return the Company to a sustainable, profitable growth trajectory.

In the second half of 2015, the Company fully transitioned into the “Walk” phase of Diebold 2.0 whereby the Company continued to build on each pillar of cost, cash, talent and growth. Compared to the “Crawl” phase, the main difference in “Walk” is a greater emphasis on increasing the mix of revenue from services and software, as well as shaping the Company’s portfolio of businesses. As it relates to increasing the mix of services and software, the Company has sharpened its focus on pursuing and winning managed services and multi-vendor services contracts. Through the first quarter of 2016, the Company has approximately 29,000 ATMs under a managed services agreement and approximately 13,000 competitor ATMs under a service contract in North America. For the software business, the acquisition of Phoenix has significantly enhanced the Company's ability to capture more of the market for ATM, multi-vendor, marketing and asset management software.

As it relates to shaping the portfolio of businesses in the first quarter of 2016, the Company completed the sale of its NA electronic security business and achieved several additional milestones in connection with the Acquisition. First, the Company successfully surpassed the minimum threshold for tendered ordinary shares of Wincor Nixdorf. Subsequent to quarter end, the Company commenced and priced, and completed a portion of, the required financing for the Acquisition. Also, the Company has obtained antitrust approval in certain jurisdictions for the Acquisition, including early termination of the Hart-Scott-Rodino waiting period and thus achieving U.S. antitrust approval. The collective progress made thus far has the Company targeting to close the Acquisition in the summer of 2016.

In December 2015, the Company announced it is forming a new joint venture with a subsidiary of the Inspur Group, a Chinese cloud computing and data center company, to develop, manufacture and distribute FSS solutions in China. The Inspur Group will hold a majority stake of 51 percent in the new joint venture, which will be named Inspur Financial Information Systems, Ltd. The joint venture will offer a complete range of self-service terminals within the Chinese market, including ATMs. Diebold will serve as the exclusive distributor outside of China for all products developed by the new joint venture, which will be sold under the Diebold brand. The Company does not expect to consolidate the Inspur Financial Information Systems, Ltd. once the joint venture is formed and will include its results of operations in equity in earnings of an investee included in other income (expense) of the condensed consolidated statements of operations.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2016
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

In addition, to support Diebold's services-led approach to the market, Inspur will acquire a minority share of Diebold's current China joint venture. Moving forward, this business will be focused on providing a whole suite of services including installation, maintenance, professional and managed services related to ATMs and other automated transaction solutions.

Solutions

The Company believes it is a leader in managed and maintenance services with a dedicated service network serving its customers across the globe. The combination of the Company’s differentiated security, remote management and highly-trained field technicians has made the Company the preferred choice for current and emerging self-service solutions. Through managed services, banks entrust the management of their ATM and security operations to the Company, allowing their associates to focus on core competencies. Furthermore, the Company’s managed services provide banks and credit unions with a leading-edge technology that they need to stay competitive in the marketplace.

A significant demand driver in the global ATM marketplace is branch automation. The concept is to help financial institutions grow revenue, reduce costs, and increase convenience and security for the banks’ customers by migrating routine transactions, typically done inside the branch, to lower-cost automated channels. The Company serves as a strategic partner to its customers by offering a complete branch automation solution — services, software and technology — that addresses the complete value chain of consult, design, build and operate. The Company’s Advisory Services team collaborates with its clients to help define the ideal customer experience, modify processes, refine existing staffing models and deploy technology to meet branch automation objectives. The Diebold 9900 in-lobby teller terminal (ILT) provides branch automation technology by combining the speed and accuracy of a self-service terminal with intelligence from the bank’s core systems, as well as the ability to complete higher value transactions away from the teller line.

The Company also offers hardware-agnostic, omni-channel software solutions for ATMs and a host of other self-service applications. These offerings include highly configurable, enterprise-wide software that automates and migrates financial services across channels, changing the way financial products are delivered to consumers.

Mobile integration is an emerging trend in branch automation, as consumers look for more convenient ways to interact with their financial institutions. To address this need, the Company offers its innovative Mobile Cash Access software solution, which enables consumers to initiate ATM transactions with a mobile device. By eliminating the need for an ATM card, Mobile Cash Access dramatically speeds up transaction time, addresses the risk of card skimming, and reduces the risk of fraud and theft since sensitive customer information is never stored on the mobile device and is passed to the ATM via a secure virtual private network connection. The Company has demonstrated success with this solution in NA and EMEA.

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

An innovation that enhances security for customers is Diebold’s ActivEdge™ secure card reader. This is the ATM industry’s first complete anti-skimming, EMV compliant card reader that prevents all known forms of skimming, the most prevalent type of ATM crime. ActivEdge™ can assist financial institutions avoid skimming-related fraud losses, which, according to the ATM Industry Association, totals more than $2 billion annually worldwide. ActivEdge™ requires users to insert cards into the reader via the long edge, instead of the traditional short edge. the Company believes by shifting a card’s angle 90 degrees, ActivEdge™ prevents modern skimming devices from reading the card’s full magnetic strip, eliminating the devices’ ability to steal card data.

The Company will continue to invest in developing new and supporting current services, software and security solutions that align with the needs of its customers. The Company recently added its high-performance cash-dispensing and full-function ATM models to its self-service platform. Over the past year, the Company has unveiled three new lines of ATMs-standard market, extended branch and the high-performance line, which are designed to meet specific market and branch needs for customers.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2016
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

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

Significant Highlights

In the fourth quarter of 2015, the Company announced its intention to acquire all 29.8 Wincor Nixdorf ordinary shares outstanding (33.1 total Wincor Nixdorf ordinary shares issued inclusive of 3.3 treasury shares) through a voluntary tender offer for €38.98 in cash and 0.434 common shares of the Company per Wincor Nixdorf ordinary share outstanding. The Company considered a number of factors in connection with its evaluation of the proposed transaction, including significant strategic opportunities and potential synergies, as generally supporting its decision to enter into the business combination agreement. As of March 29, 2016, the Company confirmed that it received 68.9 percent of total Wincor Nixdorf ordinary shares issued inclusive of treasury shares (76.5 percent of all Wincor Nixdorf ordinary shares outstanding) for purposes of satisfying the minimum tender condition of the offer. On April 15, 2016, the Company announced the final results of the offer that 22.9 Wincor Nixdorf ordinary shares had been tendered by the end of the statutory additional acceptance period on April 12, 2016, which (together with 0.2 voting proxies held by the Company) represented 69.9 percent of total Wincor Nixdorf ordinary shares issued inclusive of treasury shares (77.5 percent of all Wincor Nixdorf ordinary shares outstanding). At the end of the offer acceptance period on March 22, 2016, all closing conditions to the offer had been satisfied, except that the offer remains subject to regulatory approval. The offer is targeted to close in the summer of 2016. The Company intends to finance the cash portion of the offer consideration as well as any Wincor Nixdorf debt outstanding with funds available under the Company’s Credit Agreement and proceeds from the issuance and sale of the Notes on April 19, 2016, which Notes are required to be redeemed in the event that the offer has not closed by November 21, 2016. The Company will incur interest expense along with continuing to incur certain costs and fees, some of which will be payable even in the event the Acquisition is terminated or expires. Wincor Nixdorf has a fiscal year end of September 30 and is reported using IFRS, as issued by the EU. For the fiscal year ended September 30, 2015, Wincor Nixdorf recorded net sales of €2,427.0. For more information related to the Acquisition, the Company has filed a Registration Statement on Form S-4 with the SEC which was declared effective by the SEC on February 5, 2016.

On October 25, 2015, the Company entered into a definitive asset purchase agreement with Securitas Electronic Security to divest its electronic security business located in the United States and Canada for an aggregate purchase price of $350,000,000.0 in cash, 10.0 percent of which was contingent based on the successful transition of certain customer relationships. The Company received the full payment of $35,000,000.0 in the first quarter of 2016 now that all contingencies for this payment have been achieved. For the NA electronic security business to continue its growth, it would require resources and investment that the Company was not committed to make given its focus on the self-service market. The closing of the transaction occurred on February 1, 2016 and the Company recorded a gain on sale, net of tax, of $149.1 on this divestiture in the first quarter of 2016. The closing purchase price is subject to a customary working capital adjustment. The Company also agreed to provide certain transition services to Securitas Electronic Security after the closing, including providing Securitas Electronic Security a $6,000,000.0 credit for such services, of which $5.0 relates to a quarterly payment to Securitas Electronic Security and $1.0 is a credit against payments due from Securitas Electronic Security. During the three months ended March 31, 2016, $1.3 was paid as part of the quarterly payment and $0.3 was used against amounts owed by Securitas Electronic Security. The operating results for the NA electronic security business were previously included in the Company's NA segment and have been reclassified to discontinued operations for all of the periods presented.

On March 13, 2015, the Company acquired all of the equity interests of Phoenix for a total purchase price of $72.9, including $12.6 of deferred cash payment payable over the next three years. Acquiring Phoenix, a leader in developing innovative multi-vendor software solutions for ATMs and a host of other FSS applications, is a foundational move to accelerate the Company’s growth in the fast-growing managed services and branch automation spaces. The results of operations for Phoenix are primarily included in NA within the Company's condensed consolidated financial statements from the date of the acquisition.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2016
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

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

	Three Months Ended
	March 31,
	2016		2015
	Dollars	% of Net sales	Dollars	% of Net sales
Net sales	$509.6	100.0	$574.8	100.0
Gross profit	$138.8	27.2	$159.3	27.7
Operating expenses	$144.5	28.4	$162.3	28.2
Operating loss	$(5.7)	(1.1)	$(3.0)	(0.5)
Net income (loss)	$168.5	33.1	$(5.6)	(1.0)
Net income (loss) attributable to noncontrolling interests	$0.3	0.1	$(2.8)	(0.5)
Net income (loss) attributable to Diebold, Incorporated	$168.2	33.0	$(2.8)	(0.5)

Net Sales

The following table represents information regarding our net sales:

	Three Months Ended
	March 31,
	2016	2015	% Change
Financial self-service	$446.5	$495.0	(9.8)
Security	61.1	69.5	(12.1)
Brazil other	2.0	10.3	(80.6)
Net sales	$509.6	$574.8	(11.3)

FSS sales in the first quarter of 2016 decreased $48.5 or 9.8 percent compared to the same period of 2015, including net unfavorable currency impact of $27.9 or 4.4 percent. The unfavorable currency impacts in the three months ended March 31, 2016 were related mainly to the Brazil real as well as smaller impacts from the South Africa rand, India rupee, Canada dollar, and China renminbi. The following results include the impact of foreign currency:

•
NA FSS sales in the three months ended March 31, 2016 decreased $3.1 or 1.5 percent compared to the prior year period, of which $2.4 was related to unfavorable currency. The decline principally resulted from lower product revenue in the U.S. regional bank space related to the wind down of the Agilis 3/Windows 7 upgrade project and lower volume in Canada as a result of a large deposit automation upgrade project that ended in the third quarter of 2015. These declines were

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2016
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

partially offset by higher service revenue attributable to increased multi-vendor service contracts and the benefit of the Phoenix acquisition.

•
AP FSS sales in the three months ended March 31, 2016 decreased $29.1 or 27.3 percent, compared to the prior year period. Unfavorable currency impact of $6.5 negatively influenced the three month period. In addition, the decrease was largely attributable to a decline in product revenue stemming from lower volume primarily in China, where the government continues to encourage banks to increase their use of domestic ATM suppliers. India also contributed to the decline due to lower product, installation and managed services revenue compared to the prior period.

•
EMEA FSS sales in the three months ended March 31, 2016 decreased $1.2 or 1.4 percent compared to the prior year period. Unfavorable currency impact of $5.5 adversely impacted the three months ended March 31, 2016, principally driven by the weakening of the South Africa rand and the euro. On a constant currency basis, sales increased primarily due to higher product sales in Switzerland partially offset by overall lower product volume in the UK.

•
LA FSS sales in the three months ended March 31, 2016 decreased $15.1 or 15.8 percent compared to the prior year period. The three months ended March 31, 2016 was negatively impacted by unfavorable currency of $13.5 related to the Brazil real. On a fixed rate basis, volume declines in Brazil and Colombia were partially offset by higher volume in Mexico and regional distributor channels. Venezuela also contributed to the decrease in revenue as the Company sold its equity interest in the joint venture in March of 2015.

Security sales in the three months ended March 31, 2016 decreased $8.4 or 12.1 percent compared to the same period in 2015 impacted by $1.1 of unfavorable currency as well as volume declines in the physical security business in North America and a decrease in the electronic security business in Latin America largely attributable to lower sales in Chile, which was partially offset by an increase in Colombia.

Brazil other sales in the three months ended March 31, 2016 decreased $8.3 due to a reduction in both lottery and information technology sales compared to the same prior year period. Market-specific economic and political factors continue to weigh on the purchasing environment driving lower volume in the country. Unfavorable currency impact of $3.1 adversely influenced the three months ended March 31, 2016.

Gross Profit

The following table represents information regarding our gross profit:

	Three Months Ended
	March 31,
	2016	2015	% Change
Gross profit - services	$108.2	$111.7	(3.1)
Gross profit - products	30.6	47.6	(35.7)
Total gross profit	$138.8	$159.3	(12.9)

Gross margin – services	32.1%	32.7%
Gross margin – products	17.7%	20.4%
Total gross margin	27.2%	27.7%

Service gross margin for the three months ended March 31, 2016 was relatively flat. Service gross profit included restructuring charges of $0.3 in the three months ended March 31, 2016 and no charges in the three months ended March 31, 2015. Additionally, service gross profit was impacted by expenses related to customer service level agreement contract requirements in India for the three months ended March 31, 2016.

The decrease in product gross margin for the three months ended March 31, 2016 compared to the same period in 2015 was mainly due to an unfavorable blend of country revenue and product solution mix. The main drivers were China due to increased competitive tier three market conditions negatively impacting margins and in North America, where margin declined due to product mix in the U.S. regional bank space and an increase in national account sales with unfavorable customer mix.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2016
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Operating Expenses

The following table represents information regarding our operating expenses:

	Three Months Ended
	March 31,
	2016	2015	% Change
Selling and administrative expense	$125.6	$120.5	4.2
Research, development and engineering expense	18.5	22.3	(17.0)
Impairment of assets	—	19.4	(100.0)
Loss on sale of assets, net	0.4	0.1	N/M
Total operating expenses	$144.5	$162.3	(11.0)

The increase in selling and administrative expense in the three months ended March 31, 2016 compared to the same period of 2015 primarily resulted from higher non-routine charges as well as incremental expense affiliated with the Phoenix acquisition. These increases were partially offset by favorable currency impact and lower restructuring charges. Non-routine expenses of $13.8 and $4.6 were included in the three months ended March 31, 2016 and 2015, respectively. The primary component of the non-routine expenses in the first quarter of 2016 pertained to acquisition and divestiture costs totaling $11.0 as well as $2.8 of legal, indemnification and professional fees related to the corporate monitor. Selling and administrative expense included restructuring charges of $0.1 and $2.5 in the three months ended March 31, 2016 and 2015, respectively. Restructuring charges in the first quarter of 2015 were mainly associated with initiatives taken in LA.

Research, development and engineering expense as a percent of net sales in the three months ended March 31, 2016 and 2015 were 3.6 percent and 3.9 percent, respectively. The Company is nearing the completion of the cost savings reinvestment phase of its transformation project resulting in a decrease, partially offset by an increase in incremental expense associated with the Phoenix acquisition, in the three months ended March 31, 2016 as compared to the same period in 2015.

As of March 31, 2015, the Company agreed to sell its equity interest in its Venezuela joint venture to its joint venture partner and recorded a $10.3 impairment of assets in the first quarter of 2015. The Company no longer has a consolidating entity in Venezuela but continues to operate in Venezuela on an indirect basis. Additionally, the Company recorded an impairment of $9.1 related to redundant legacy Diebold internally-developed software as a result of the acquisition of Phoenix in the first quarter of 2015.

Operating Loss

The following table represents information regarding our operating loss:

	Three Months Ended
	March 31,
	2016	2015	% Change
Operating loss	$(5.7)	$(3.0)	(90.0)
Operating loss margin	(1.1)%	(0.5)%

The change in operating loss for the three months ended March 31, 2016 compared to the same period in 2015 was driven by a decline in total gross profit associated with unfavorable product and customer mix in the U.S., deteriorating market conditions in China and was impacted by expenses related to customer service level agreement contract requirements in India. A decline in operating expenses partially offset the decrease in gross profit primarily due to impairment charges in the prior period.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2016
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Other Income (Expense)

The following table represents information regarding our other income (expense), net:

	Three Months Ended
	March 31,
	2016	2015	% Change
Investment income	$4.9	$7.9	(38.0)
Interest expense	(11.5)	(8.0)	(43.8)
Foreign exchange (loss) gain, net	(2.4)	(9.2)	73.9
Miscellaneous, net	34.6	(1.2)	N/M
Other income (expense), net	$25.6	$(10.5)	N/M

The decrease in investment income in the three months ended March 31, 2016, compared with the same period in 2015, was driven primarily by unfavorable currency impact and a decrease in customer financing in Brazil. Interest expense was higher than the prior year period due to the premiums associated with providing notice of the prepayment of $50.0 aggregate principal amount of the Company's senior notes. The foreign exchange (loss) gain, net for the three months ended March 31, 2015 included $7.5 related to the devaluation of Venezuela currency. Miscellaneous, net in the three months ended March 31, 2016 included a mark-to-market gain of $36.5 associated with the Company's foreign exchange option contracts entered into on November 23, 2015.

Income (Loss) From Continuing Operations, Net of Tax

The following table represents information regarding our income (loss) from continuing operations, net of tax:

	Three Months Ended
	March 31,
	2016	2015	% Change
Income (loss) from continuing operations, net of tax	$20.7	$(10.1)	N/M
Percent of net sales	4.1%	(1.8)%
Effective tax rate	(4.0)%	25.2%

Income (loss) from continuing operations, net of tax increased as a result of income derived from the Company's gain on foreign currency option contracts and was partially offset by a decrease in operating profit.

The significant decrease in the effective tax rate for the three months ended March 31, 2016 compared to the same period in 2015 is primarily attributable to the nontaxable $36.5 mark-to-market gain on foreign currency option contracts related to the Acquisition and the decrease in the deferred tax liability associated with the Company's undistributed foreign subsidiary earnings. This decrease was offset by discrete tax benefits that were recorded in the three months ended March 31, 2015, which benefits were primarily related to the Venezuela divestiture and the release of a valuation allowance.

Income From Discontinued Operations, Net of Tax

Income from discontinued operations, net of tax was $147.8 and $4.5 for the three months ended March 31, 2016 and 2015, respectively. The closing of the NA electronic security divestiture occurred on February 1, 2016 and the Company recorded a gain on sale, net of tax, of $149.1 in the first quarter of 2016. The closing purchase price is subject to a customary working capital adjustment which is expected to be finalized in the second quarter of 2016. Additionally, the income from discontinued operations, net of tax includes a loss of $1.3 as a result of the operations included through February 1, 2016 and income of $4.5 for the three months ended March 31, 2015.

Net Income (Loss)

Net income (loss) increased $174.1 to income of $168.5 for the three months ended March 31, 2016, compared to a loss of $5.6 for the same period in 2015, due to the reasons described above.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2016
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Segment Revenue and Operating Profit Summary

The following tables represent information regarding our revenue and operating profit by reporting segment:

	Three Months Ended
	March 31,
North America	2016	2015	% Change
Revenue	$251.7	$259.2	(2.9)
Segment operating profit	$53.4	$61.1	(12.6)
Segment operating profit margin	21.2%	23.6%

NA revenue in the three months ended March 31, 2016 decreased compared to the prior year period primarily due to lower product revenue in the U.S. regional and Canadian FSS businesses as well as lower revenue from physical security. These decreases were partially offset by higher service revenue in the U.S. as a result of increased multi-vendor service contracts and the benefit of the Phoenix acquisition. Segment operating profit decreased in the first quarter of 2016 due to lower product volume and unfavorable customer and product solution mix in the U.S., which adversely impacted gross profit, in addition to incremental amortization expense.

	Three Months Ended
	March 31,
Asia Pacific	2016	2015	% Change
Revenue	$80.5	$110.5	(27.1)
Segment operating profit	$8.7	$18.2	(52.2)
Segment operating profit margin	10.8%	16.5%

AP revenue in the three months ended March 31, 2016 decreased from the prior year comparable period mainly as a result of a decline in product revenue stemming from lower volume particularly in China, where the government continues to encourage banks to increase their use of domestic ATM suppliers. Revenue for the three months ended March 31, 2016 was also adversely impacted by unfavorable currency of $6.8. Segment operating profit in the three months ended March 31, 2016 compared to the same period of 2015 decreased from a combination of lower product gross margin and lower service gross profit related to liquidated damages in India partially offset by favorable operating expense.

	Three Months Ended
	March 31,
Europe, Middle East and Africa	2016	2015	% Change
Revenue	$85.6	$86.8	(1.4)
Segment operating profit	$10.4	$12.4	(16.1)
Segment operating profit margin	12.1%	14.3%

EMEA revenue in the three months ended March 31, 2016 decreased slightly compared to the prior year period due to unfavorable currency impact of $5.5, offset by an increase of $4.3 in the three months ended March 31, 2016 compared to the same period in 2015 that was primarily driven by higher product volume mainly in Switzerland and partially offset by overall lower product volume in the UK, primarily due to the cyclical nature of its project activity. Segment operating profit declined mainly due to the product revenue mix across the region and unfavorable currency impact from higher cost of imports.

	Three Months Ended
	March 31,
Latin America	2016	2015	% Change
Revenue	$91.8	$118.3	(22.4)
Segment operating profit	$7.0	$3.1	N/M
Segment operating profit margin	7.6%	2.6%

LA revenue decreased in the three months ended March 31, 2016 compared to the same period of 2015 due to unfavorable currency impact of $17.5 and market-specific economic and political factors in Brazil affecting the purchasing environment thereby driving

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2016
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

lower volume. Segment operating profit in the three months ended March 31, 2016 increased mainly due to lower operating expense in LA related to cost reduction actions.

Refer to note 18 to the condensed consolidated financial statements for further details of segment revenue and operating profit.

Liquidity and Capital Resources

The Company's total cash and cash availability as of March 31, 2016 and December 31, 2015 was as follows:

	March 31, 2016	December 31, 2015
Cash and cash equivalents	$304.6	$313.6
Additional cash availability from
Short-term uncommitted lines of credit	68.8	69.0
Revolving credit facility	298.9	352.0
Restricted cash	116.1	—
Short-term investments	49.7	39.9
Total cash and cash availability	$838.1	$774.5

Capital resources are obtained from income retained in the business, borrowings under the Company’s senior notes, committed and uncommitted credit facilities and operating and capital leasing arrangements. Management expects that the Company’s capital resources will be sufficient to finance planned working capital needs, research and development activities, investments in facilities or equipment, pension contributions, the payment of dividends on the Company’s common shares and any repurchases of the Company’s common shares for at least the next 12 months. As of March 31, 2016, $341.1 or 96.3 percent of the Company's unrestricted cash and cash equivalents and short-term investments reside in international tax jurisdictions. Repatriation of these funds could be negatively impacted by potential payments for foreign and domestic taxes. The Company has $145.8 that is available for repatriation with no additional tax expense as the Company has already provided for such taxes. Part of the Company’s growth strategy is to pursue acquisitions complementary to the Company's future structure. The Company has made acquisitions in the past and intends to make acquisitions in the future. The Company intends to finance any future acquisitions with either cash and short-term investments, cash provided from operations, borrowings under available credit facilities, proceeds from debt or equity offerings and/or the issuance of common shares. The Company has successfully obtained commitments for the appropriate financing for the Acquisition with the revolver and term loan A under the Credit Agreement and the Notes. It is anticipated that the term loan B under the amended credit agreement will be complete during the second quarter of 2016.

The following table summarizes the results of our condensed consolidated statement of cash flows for the three months ended March 31:

Net cash flow (used) provided by:	2016	2015
Operating activities - continuing operations	$(109.9)	$(64.6)
Investing activities - continuing operations	(13.8)	(69.8)
Financing activities - continuing operations	(247.0)	52.2
Discontinued operations, net	359.8	2.1
Effect of exchange rate changes on cash and cash equivalents	3.4	(14.8)
Net decrease in cash and cash equivalents	$(7.5)	$(94.9)

Operating Activities

Cash flows from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments for income taxes, restructuring activities, pension funding and other items impact reported cash flows.

Net cash used in operating activities was $109.9 for the three months ended March 31, 2016, an increase of $45.3 from $64.6 for the same period in 2015.

•
The aggregate of trade accounts receivable, inventories and accounts payable used $105.8 in operating cash flows during the three months ended March 31, 2016, compared to $107.3 used in the same period of 2015. In general, the amount of

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2016
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

cash flow provided or used by the aggregate of trade accounts receivable, inventories and trade accounts payable depends upon how effectively the Company manages the cash conversion cycle, which represents the number of days that elapse from the day it pays for the purchase of raw materials and components to the collection of cash from its customers and can be significantly impacted by the timing of collections and payments in a period. The change in accounts receivable is lower due to a decrease from invoicing primarily from lower sales at the end of the quarter compared to the prior year period. Accounts payable decreased due to higher payments primarily in NA related to deal costs meanwhile inventory was relatively consistent year over year.

•
The aggregate of the other certain assets and liabilities used $9.3 of operating cash during the three months ended March 31, 2016, compared to $5.4 provided in the same period of 2015. The decrease is primarily due to a reduction in deferred revenue due to lower collection in advance payments offset by a reduction in advance payments for purchases and collection of notes receivable in China.

•
Net income for the three months ended March 31, 2016 increased $174.1, which is primarily attributable to the gain from the NA electronic security business divestiture. Net income (loss) from continuing operations, net of tax, increased $30.8 primarily due to the gain on foreign currency option contracts in the first quarter of 2016.

On November 23, 2015, the Company entered into foreign currency option contracts to purchase €1,416.0 for $1,547.1 to hedge against the effect of exchange rate fluctuations on the euro denominated cash consideration related to the Acquisition and estimated euro denominated deal related costs and any outstanding Wincor Nixdorf borrowings. The cash component of the purchase price consideration approximates €1,162,200,000.0. The weighted average strike price is $1.09 per euro. These foreign currency option contracts are non-designated and are included in other current assets or other current liabilities based on the net asset or net liability position, respectively, in our consolidated balance sheets. The arrangement will net settle with an additional maximum payout of $60,000,000.0, which relates to a delayed premium due at maturity of the contracts in November 2016. During the three months ended March 31, 2016, the Company recorded a $36.5 mark-to-market gain on foreign currency option contracts reflected in miscellaneous, net. The foreign currency option contracts were $43.5 and $7.0 as of March 31, 2016 and December 31, 2015, respectively, and are included in other current assets. As of April 25, 2016, the fair value of the foreign currency option contracts was $27.6.

Investing Activities

Net cash used in investing activities was $13.8 for the three months ended March 31, 2016 compared to net cash used by investing activities of $69.8 for the same period in 2015. The $56.0 change was primarily related to the acquisition of Phoenix in March 2015 for a cash payment of $59.4 less cash acquired.

Financing Activities

Net cash used by financing activities was $247.0 for the three months ended March 31, 2016 compared to net cash provided by financing activities of $52.2 for the same period in 2015. The change was primarily due to a period over period decrease of $181.0 in debt borrowings, net of repayments, primarily related to the repayment of $175.0 aggregate principal amount of the Company's senior notes that matured in March 2016 and the $116.1 deposit of restricted cash pursuant to the terms of the Credit Agreement.

The cash provided by the discontinued operations, net, includes the cash provided by the operations of the NA electronic security business. In the first quarter of 2016, discontinued operations, net, primarily related to the $365.2 proceeds received for the NA electronic security business divestiture that includes a preliminary working capital adjustment which is expected to be finalized in the second quarter of 2016.

Effect of exchange rate changes on cash and cash equivalents was negatively impacted by $9.5 related to the currency devaluation in Venezuela for the three months ended March 31, 2015.

Debt As of March 31, 2016, the Company had various international short-term uncommitted lines of credit with borrowing limits of $109.0. The weighted-average interest rate on outstanding borrowings on the short-term uncommitted lines of credit as of March 31, 2016 and December 31, 2015 was 3.78 percent and 5.66 percent, respectively. Short-term uncommitted lines mature in less than one year. The amount available under the short-term uncommitted lines at March 31, 2016 was $68.8.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2016
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

The Company entered into a revolving and term loan credit agreement (the Credit Agreement), dated as of November 23, 2015, among the Company and certain of the Company's subsidiaries, as borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders named therein. The Credit Agreement included, among other things, mechanics for the Company’s existing revolving and term loan A facilities to be refinanced under the Credit Agreement. On December 23, 2015, the Company entered into a Replacement Facilities Effective Date Amendment among the Company, certain of the Company’s subsidiaries, the lenders identified therein and JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to which the Company is refinancing its existing $520.0 revolving and $230.0 term loan A senior unsecured credit facilities (which have been terminated and repaid in full) with, respectively, a new unsecured revolving facility (the Revolving Facility) in an amount of up to $520.0 and a new (non-delayed draw) unsecured term loan A facility (the Term A Facility) on substantially the same terms as the Delayed Draw Term Facility (as defined in the Credit Agreement) in the amount of up to $230.0. The Delayed Draw Term Facility of $250.0 may be drawn up to one year after the closing date of the Acquisition. The Revolving Facility and Term A Facility will be subject to the same maximum consolidated net leverage ratio and minimum consolidated interest coverage ratio as the Delayed Draw Term Facility. On December 23, 2020, the Term A Facility will mature and the Revolving Facility automatically terminate. The weighted-average interest rate on outstanding revolving credit facility borrowings as of March 31, 2016 and December 31, 2015 was 2.30 percent and 2.33 percent, respectively, which is variable based on the LIBOR. The amount available under the revolving credit facility as of March 31, 2016 was $298.9.

On April 19, 2016, the Company issued $400.0 aggregate principal amount of the Notes in an offering exempt from the registration requirements of the Securities Act of 1933 in connection with the Acquisition. The Notes are and will be guaranteed by certain of the Company’s existing and future domestic subsidiaries. The Company incurred $0.8 of fees in the three months ended March 31, 2016 related to the offering of the Notes, which are amortized as a component of interest expense over the term of the Notes. If the Acquisition has not closed by November 21, 2016, the Company will be required to redeem the Notes in whole at a redemption price equal to 100% of the aggregate principal amount of the Notes, plus accrued and unpaid interest on the Notes to, but excluding, the redemption date.

In addition, in April 2016, allocation and pricing of the Term Loan B facility provided under the Credit Agreement (which Term Loan B facility is intended to provide part of the financing for the Acquisition) was completed. The Company expects as a result that the Term Loan B facility will, at funding thereof, consist of a $1,000.0 U.S. dollar-denominated tranche that will bear interest at LIBOR plus an applicable margin of 4.50 percent (or, at the Company’s option, prime plus an applicable margin of 3.50 percent), and a €350.0 euro-denominated tranche that will bear interest at EURIBOR plus an applicable margin of 4.25 percent, and to enter into an amendment to the Credit Agreement in respect of the foregoing within 31 days of the pricing of the Term Loan B facility. Each tranche is expected to be funded during the second quarter of 2016 at 99 percent of par.

Below is a summary of anticipated financing and replacement facilities information, upon closing of the Acquisition and first compliance certificate:

Anticipated Financing and Replacement Facilities	Interest Rate Index and Margin	Maturity/Termination Dates	Term (Years)
Revolving Facility	LIBOR + 2.00%	December 2020	5
Term Loan A Facility	LIBOR + 2.00%	December 2020	5
Delayed Draw Term Loan A	LIBOR + 2.00%	December 2020	5
Term Loan B Facility ($1,000.0)	LIBOR(i) + 4.50%	November 2023	7.5
Term Loan B Facility (€350.0)	EURIBOR(ii) + 4.25%	November 2023	7.5
Senior Notes due 2024	8.5%	April 2024	8

(i)	LIBOR with a floor of 0.75%.

(ii)	EURIBOR with a floor of 0.75%.

In March 2006, the Company issued senior notes in an aggregate principal amount of $300.0 with a weighted-average fixed interest rate of 5.50 percent. The Company entered into a derivative transaction to hedge interest rate risk on $200.0 of the senior notes, which was treated as a cash flow hedge. This reduced the effective interest rate from 5.50 percent to 5.36 percent. The Company funded the repayment of $75.0 aggregate principal amount of the senior notes at maturity in March 2013 using borrowings under its revolving credit facility and the repayment of $175.0 aggregate principal amount of the Company's senior notes that matured in March 2016 through the use of proceeds from the divestiture of the Company's NA electronic security business. As of March 31, 2016, the remaining $50.0 aggregate principal amount senior notes due 2018 were reclassified to notes payable from long-

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2016
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

term debt because the Company sent a prepayment notice informing the holders of the senior notes the Company's intent to prepay the senior notes in full on May 2, 2016. The notice included an estimated make-whole premium of $3.9 to be paid in addition to the principal and interest of the senior notes and is included in interest expense for the three months ended March 31, 2016.

The Company’s financing agreements contain various restrictive financial covenants, including net debt to capitalization, net debt to EBITDA and net interest coverage ratios. As of March 31, 2016, the Company was in compliance with the financial and other covenants in its debt agreements.

Restricted Cash As of March 31, 2016, the Company had $116.1 in restricted cash to be used for paying off existing debt and related interest, as well as any deal costs pursuant to the terms of the Credit Agreement. The carrying value of restricted cash approximates its fair value and is included in cash flows from financing activities. Restricted cash consists of the domestic net proceeds from the NA electronic security divestiture offset by the $175.0 payment of the senior notes during the first quarter of 2016. Restricted cash is expected to be fully utilized by December 31, 2016.

Dividends The Company paid dividends of $18.8 and $18.9 in the three months ended March 31, 2016 and 2015, respectively. Quarterly dividends were $0.2875 per share for both periods. The Company announced during the fourth quarter of 2015 its intention to pay a dividend at a rate less than the Company's current annual dividend rate following the close of the Acquisition.

Contractual Obligations In the first three months of 2015, the Company entered into purchase commitments due within one year for materials through contract manufacturing agreements for a total negotiated price. At March 31, 2016, the Company had purchase commitments due within one year totaling $7.5 for materials through contract manufacturing agreements at negotiated prices.

Except for the items noted above, all contractual cash obligations with initial and remaining terms in excess of one year and contingent liabilities remained generally unchanged at March 31, 2016 compared to December 31, 2015.

Off-Balance Sheet Arrangements The Company enters into various arrangements not recognized in the condensed consolidated balance sheets that have or could have an effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources. The principal off-balance sheet arrangements that the Company enters into are guarantees, operating leases and sales of finance receivables. The Company provides its global operations guarantees and standby letters of credit through various financial institutions to suppliers, regulatory agencies and insurance providers. If the Company is not able to make payment, the suppliers, regulatory agencies and insurance providers may draw on the pertinent bank. Refer to note 13 to the condensed consolidated financial statements for further details of guarantees. The Company has sold finance receivables to financial institutions while continuing to service the receivables. The Company records these sales by removing finance receivables from the condensed consolidated balance sheets and recording gains and losses in the condensed consolidated statements of operations.

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

Management believes there have been no significant changes during the three months ended March 31, 2016 to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of March 31, 2016
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Some of the risks, uncertainties and other factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements include, but are not limited to:

•	the Company's ability to successfully consummate the Acquisition, including satisfying closing conditions;

•
the ultimate outcome and results of integrating the operations of the Company and Wincor Nixdorf, the ultimate outcome of the Company’s pricing and operating strategy applied to Wincor Nixdorf and the ultimate ability to realize synergies;

•	the Company's ability to successfully consummate its transaction with the Inspur Group;

•	the success of the Company's strategic business alliance with Securitas AB;

•	the Company's ability to reduce stranded costs related to its NA electronic security business from its ongoing operations;

•	competitive pressures, including pricing pressures and technological developments;

•	changes in the Company's relationships with customers, suppliers, distributors and/or partners in its business ventures;

•
changes in political, economic or other factors such as currency exchange rates, inflation rates, recessionary or expansive trends, taxes and regulations and laws affecting the worldwide business in each of the Company's operations;

•
global economic conditions, including any additional deterioration and disruptions in the financial markets, including bankruptcies, restructurings or consolidations of financial institutions or otherwise, which could reduce our customer base and/or adversely affect our customers’ ability to make capital expenditures, as well as adversely impact the availability and cost of credit;

•	acceptance of the Company's product and technology introductions in the marketplace;

•	the Company’s ability to maintain effective internal controls over financial reporting;

•
changes in the Company’s intention to further repatriate cash and cash equivalents and short-term investments residing in international tax jurisdictions could negatively impact foreign and domestic taxes;

•	unanticipated litigation, claims or assessments, as well as the outcome/impact of any current/pending litigation, claims or assessments;

•	variations in consumer demand for FSS technologies, products and services;

•	potential disruptions, breaches or other violations of the Company's information technology systems;

•
the investment performance of the Company’s pension plan assets, which could require the Company to increase its pension contributions, and significant changes in healthcare costs, including those that may result from government action;

•	the amount and timing of repurchases of the Company’s common shares, if any; and

•	the Company's ability to achieve benefits from its cost-reduction initiatives and other strategic changes as well as its business process outsourcing initiative.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2016
(in millions, except per share amounts)

Item 3: Quantitative and Qualitative Disclosures About Market Risk

On November 23, 2015, the Company entered into foreign currency option contracts to purchase €1,416.0 for $1,547.1 to hedge against the effect of exchange rate fluctuations on the euro denominated cash consideration related to the Acquisition and provide cash for working capital. The cash component of the purchase price consideration approximates €1,162.2. The weighted average strike price is $1.09 per euro. These foreign currency option contracts are non-designated and included in other current assets or other current liabilities based on the net asset or net liability position, respectively. Changes in foreign exchange rates between the U.S dollar and euro can create substantial gains and losses from the revaluation of the derivative instrument.

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of market risk exposures. There have been no material changes in this information since December 31, 2015.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2016
(in millions, except per share amounts)

Item 4: Controls and Procedures

This Quarterly Report includes the certifications of our chief executive officer (CEO) and chief financial officer (CFO) required by Rule 13a-14 of the Securities Exchange Act of 1934 (the Exchange Act). See Exhibits 31.1 and 31.2. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.

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

In connection with the preparation of this Quarterly Report, the Company's management, under the supervision and with the participation of the CEO and CFO, conducted an evaluation of disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the CEO and CFO have concluded that such disclosure controls and procedures were effective as of March 31, 2016.

Change in Internal Controls

We continued a phased implementation of enterprise resource planning systems in our North America and Latin America operations, the majority of which was completed during 2015 and the balance expected to be completed during 2016. We believe we are maintaining and monitoring appropriate internal controls during the implementation period. During the quarter ended March 31, 2016, there have been no other changes in our internal control over financial reporting during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2016
(in millions, except per share amounts)

Part II – Other Information
Item 1: Legal Proceedings

At March 31, 2016, the Company was a party to several lawsuits as well as several routine indirect tax claims from various taxing authorities globally that were incurred in the normal course of business, which neither individually nor in the aggregate are considered material by management in relation to the Company's financial position or results of operations. In addition, the Company has indemnification obligations with certain former employees and costs associated with these indemnifications are expensed as incurred. In management's opinion, the Company's condensed consolidated financial statements would not be materially affected by the outcome of those legal proceedings, commitments or asserted claims.

For more information regarding legal proceedings, please refer to Part I, Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material developments with respect to the legal proceedings reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

Item 1A: Risk Factors

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. There has been no material change to this information since December 31, 2015.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Information concerning the Company’s share repurchases made during the first quarter of 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
January	6,919	$25.79	—	2,426,177
February	54,305	$26.02	—	2,426,177
March	3,157	$28.08	—	2,426,177
Total	64,381	$26.10	—

(1)	All shares were surrendered or deemed surrendered to the Company in connection with the Company’s share-based compensation plans.

(2)
The total number of shares repurchased as part of the publicly announced share repurchase plan since its inception was 13,450,772 as of March 31, 2016. The plan was approved by the Board of Directors in 1997. The Company may purchase shares from time to time in open market purchases or privately negotiated transactions. The Company may make all or part of the purchases pursuant to accelerated share repurchases or Rule 10b5-1 plans. The plan has no expiration date. The following table provides a summary of Board of Directors approvals to repurchase the Company’s outstanding common shares:

Total Number of Shares Approved for Repurchase
1997	2,000,000
2004	2,000,000
2005	6,000,000
2007	2,000,000
2011	1,876,949
2012	2,000,000
15,876,949

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of March 31, 2016

Item 5: Other Information

None.

Item 6: Exhibits

2.1
Asset Purchase Agreement by and among Diebold, Incorporated, The Diebold Company of Canada, LTD., Securitas Electronic Security, Inc. and 9481176 Canada Inc. - incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K filed on February 4, 2016 (Commission File No. 1-4879)

3.1(i)
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

10.1	Form of Performance Share Agreement - incorporated by reference to Exhibit 10.27 to Registrant’s Form 10-K for the year ended December 31, 2015 (Commission File No. 1-4879)

10.2	Form of Nonqualified Stock Option Agreement - incorporated by reference to Exhibit 10.28 to Registrant’s Form 10-K for the year ended December 31, 2015 (Commission File No. 1-4879)

10.3	Form of Restricted Stock Unit Agreement - Cliff Vesting - incorporated by reference to Exhibit 10.29 to Registrant’s Form 10-K for the year ended December 31, 2015 (Commission File No. 1-4879)

10.4	Form of Restricted Stock Unit Agreement - Ratable Vesting - incorporated by reference to Exhibit 10.30 to Registrant’s Form 10-K for the year ended December 31, 2015 (Commission File No. 1-4879)

10.5	Form of Restricted Share Agreement - incorporated by reference to Exhibit 10.31 to Registrant’s Form 10-K for the year ended December 31, 2015 (Commission File No. 1-4879)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIEBOLD, INCORPORATED

Date: April 28, 2016	By:	/s/ Andreas W. Mattes
Andreas W. Mattes
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 28, 2016	By:	/s/ Christopher A. Chapman
Christopher A. Chapman
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT DESCRIPTION
2.1
Asset Purchase Agreement by and among Diebold, Incorporated, The Diebold Company of Canada, LTD., Securitas Electronic Security, Inc. and 9481176 Canada Inc. - incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K filed on February 4, 2016 (Commission File No. 1-4879)

3.1(i)
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

10.1	Form of Performance Share Agreement - incorporated by reference to Exhibit 10.27 to Registrant’s Form 10-K for the year ended December 31, 2015 (Commission File No. 1-4879)

10.2	Form of Nonqualified Stock Option Agreement - incorporated by reference to Exhibit 10.28 to Registrant’s Form 10-K for the year ended December 31, 2015 (Commission File No. 1-4879)

10.3	Form of Restricted Stock Unit Agreement - Cliff Vesting - incorporated by reference to Exhibit 10.29 to Registrant’s Form 10-K for the year ended December 31, 2015 (Commission File No. 1-4879)

10.4	Form of Restricted Stock Unit Agreement - Ratable Vesting - incorporated by reference to Exhibit 10.30 to Registrant’s Form 10-K for the year ended December 31, 2015 (Commission File No. 1-4879)

10.5	Form of Restricted Share Agreement - incorporated by reference to Exhibit 10.31 to Registrant’s Form 10-K for the year ended December 31, 2015 (Commission File No. 1-4879)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document