Form 10-Q
period 2016-06-30
DIEBOLD INC
filed 2016-07-28
CIK 28823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
Form 10-Q
__________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock outstanding as of July 25, 2016 was 65,189,266.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
Form 10-Q

Part I – Financial Information
Item 1: Financial Statements
DIEBOLD, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(dollars in millions, except share and per share amounts)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$335.5	$313.6
Restricted cash	1,823.0	—
Short-term investments	26.6	39.9
Trade receivables, less allowances for doubtful accounts of $28.5 and $31.7, respectively	520.1	413.9
Inventories	430.8	369.3
Deferred income taxes	116.5	168.8
Prepaid expenses	22.4	23.6
Prepaid income taxes	34.7	18.0
Current assets held for sale	—	148.2
Other current assets	148.6	148.3
Total current assets	3,458.2	1,643.6
Securities and other investments	84.0	85.2
Property, plant and equipment, net of accumulated depreciation and amortization of $447.7 and $433.7, respectively	166.1	175.3
Goodwill	169.2	161.5
Deferred income taxes	60.5	65.3
Finance lease receivables	22.7	36.5
Other assets	79.8	75.0
Total assets	$4,040.5	$2,242.4
LIABILITIES AND EQUITY
Current liabilities
Notes payable	$39.0	$32.0
Accounts payable	261.1	281.7
Deferred revenue	217.6	229.2
Payroll and other benefits liabilities	77.6	76.5
Current liabilities held for sale	—	49.4
Other current liabilities	322.7	287.0
Total current liabilities	918.0	955.8
Long-term debt	2,274.0	606.2
Pensions and other benefits	194.6	195.6
Post-retirement and other benefits	19.4	18.7
Other long-term liabilities	32.5	30.6
Commitments and contingencies
Equity
Diebold, Incorporated shareholders' equity
Preferred shares, no par value, 1,000,000 authorized shares, none issued	—	—
Common shares, $1.25 par value, 125,000,000 authorized shares,79,961,528 and 79,696,694 issued shares, 65,189,266 and 65,001,602 outstanding shares, respectively	100.0	99.6
Additional capital	440.6	430.8
Retained earnings	869.3	760.3
Treasury shares, at cost (14,772,262 and 14,695,092 shares, respectively)	(562.2)	(560.2)
Accumulated other comprehensive loss	(269.4)	(318.1)
Total Diebold, Incorporated shareholders' equity	578.3	412.4
Noncontrolling interests	23.7	23.1
Total equity	602.0	435.5
Total liabilities and equity	$4,040.5	$2,242.4
See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited)
(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net sales
Services	$356.5	$352.9	$693.2	$694.5
Products	223.5	291.6	396.4	524.8
	580.0	644.5	1,089.6	1,219.3
Cost of sales
Services	235.4	234.3	463.9	464.2
Products	189.5	239.5	331.8	425.1
	424.9	473.8	795.7	889.3
Gross profit	155.1	170.7	293.9	330.0
Selling and administrative expense	127.3	124.9	252.9	245.4
Research, development and engineering expense	17.6	23.9	36.1	46.2
Impairment of assets	—	(0.5)	—	18.9
(Gain) loss on sale of assets, net	(0.1)	(1.6)	0.3	(1.5)
	144.8	146.7	289.3	309.0
Operating profit	10.3	24.0	4.6	21.0
Other (expense) income
Interest income	6.3	6.8	11.2	14.7
Interest expense	(24.3)	(7.6)	(35.8)	(15.6)
Foreign exchange loss, net	(1.2)	(1.3)	(3.6)	(10.5)
Miscellaneous, net	(26.8)	0.9	7.8	(0.3)
(Loss) income from continuing operations before taxes	(35.7)	22.8	(15.8)	9.3
Income tax (benefit) expense	(14.9)	3.1	(15.7)	(0.3)
(Loss) income from continuing operations, net of tax	(20.8)	19.7	(0.1)	9.6
Income from discontinued operations, net of tax	0.5	4.2	148.3	8.7
Net (loss) income	(20.3)	23.9	148.2	18.3
Net income (loss) attributable to noncontrolling interests	0.8	1.7	1.1	(1.1)
Net (loss) income attributable to Diebold, Incorporated	$(21.1)	$22.2	$147.1	$19.4

Basic weighted-average shares outstanding	65.2	64.9	65.1	64.8
Diluted weighted-average shares outstanding	65.2	65.6	65.7	65.5

Basic (loss) earnings per share
(Loss) income from continuing operations, net of tax	$(0.33)	$0.28	$(0.02)	$0.17
Income from discontinued operations, net of tax	0.01	0.06	2.28	0.13
Net (loss) income attributable to Diebold, Incorporated	$(0.32)	$0.34	$2.26	$0.30

Diluted (loss) earnings per share
(Loss) income from continuing operations, net of tax	$(0.33)	$0.28	$(0.02)	$0.17
Income from discontinued operations, net of tax	0.01	0.06	2.26	0.13
Net (loss) income attributable to Diebold, Incorporated	$(0.32)	$0.34	$2.24	$0.30

Amounts attributable to Diebold, Incorporated
(Loss) income before discontinued operations, net of tax	$(21.6)	$18.0	$(1.2)	$10.7
Income from discontinued operations, net of tax	0.5	4.2	148.3	8.7
Net (loss) income attributable to Diebold, Incorporated	$(21.1)	$22.2	$147.1	$19.4

Common dividends declared and paid per share	$0.2875	$0.2875	$0.5750	$0.5750
See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive (Loss) Income
(unaudited)
(in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net (loss) income	$(20.3)	$23.9	$148.2	$18.3
Other comprehensive income (loss), net of tax
Translation adjustment	21.0	6.3	53.8	(62.1)
Foreign currency hedges (net of tax $2.1, $0.5, $4.0 and $(1.8), respectively)	(3.9)	(1.0)	(7.5)	3.3
Interest rate hedges
Net gain recognized in other comprehensive income (net of tax $(0.1) and $(0.2) for the three and six months ended June 30, 2015, respectively)	—	0.1	—	0.3
Reclassification adjustment for amounts recognized in net income	—	—	(0.1)	(0.1)
	—	0.1	(0.1)	0.2
Pension and other post-retirement benefits
Net actuarial loss amortization (net of tax $(0.5), $(0.6), $(1.0) and $(1.2), respectively)	1.0	1.2	1.9	2.3
Net prior service benefit amortization, net of tax	—	(0.1)	—	(0.1)
	1.0	1.1	1.9	2.2
Other comprehensive income (loss), net of tax	18.1	6.5	48.1	(56.4)
Comprehensive (loss) income	(2.2)	30.4	196.3	(38.1)
Less: comprehensive income (loss) attributable to noncontrolling interests	0.2	1.8	0.6	(0.8)
Comprehensive (loss) income attributable to Diebold, Incorporated	$(2.4)	$28.6	$195.7	$(37.3)
See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in millions)

	Six Months Ended
	June 30,
	2016	2015
Cash flow from operating activities
Net income	$148.2	$18.3
Income from discontinued operations, net of tax	148.3	8.7
(Loss) income from continuing operations, net of tax	(0.1)	9.6
Adjustments to reconcile net (loss) income to cash flow used by operating activities:
Depreciation and amortization	30.9	32.9
Share-based compensation	10.1	9.1
Excess tax benefits from share-based compensation	(0.2)	(0.2)
Devaluation of Venezuela balance sheet	—	7.5
Loss (gain) on sale of assets, net	0.3	(1.5)
Impairment of assets	—	18.9
Gain on foreign currency option and forward contracts, net	(12.9)	—
Changes in certain assets and liabilities, net of the effects of acquisition
Trade receivables	(94.4)	(127.8)
Inventories	(46.4)	(41.2)
Prepaid income taxes	(16.7)	(14.3)
Other current assets	(18.1)	(21.1)
Accounts payable	(26.6)	37.6
Deferred revenue	(13.0)	(15.8)
Deferred income taxes	6.0	4.4
Certain other assets and liabilities	(18.9)	2.5
Net cash used by operating activities - continuing operations	(200.0)	(99.4)
Net cash (used) provided by operating activities - discontinued operations	(6.2)	0.3
Net cash used by operating activities	(206.2)	(99.1)
Cash flow from investing activities
Payments for acquisition, net of cash acquired	—	(59.4)
Proceeds from maturities of investments	107.1	72.7
Proceeds from sale of foreign currency option contract	42.6	—
Payments for purchases of investments	(85.9)	(74.0)
Proceeds from sale of assets	0.4	5.5
Capital expenditures	(11.3)	(24.7)
Restricted cash, net	(1,768.1)	—
Increase in certain other assets	(9.3)	(2.6)
Net cash used by investing activities - continuing operations	(1,724.5)	(82.5)
Net cash provided (used) by investing activities - discontinued operations	365.1	(0.7)
Net cash used by investing activities	(1,359.4)	(83.2)
Cash flow from financing activities
Dividends paid	(38.0)	(37.8)
Debt issuance costs	(11.2)	(0.7)
Restricted cash, net	(54.9)	—
Revolving credit facility borrowings (repayments), net	142.0	(68.0)
Other debt borrowings	1,807.0	271.2
Other debt repayments	(256.2)	(42.3)
Distributions to noncontrolling interest holders	(2.0)	—
Excess tax benefits from share-based compensation	0.2	0.2
Issuance of common shares	—	2.8
Repurchase of common shares	(2.0)	(2.8)
Net cash provided by financing activities	1,584.9	122.6
Effect of exchange rate changes on cash and cash equivalents	4.1	(17.8)
Increase (decrease) in cash and cash equivalents	23.4	(77.5)
Add: Cash overdraft included in assets held for sale at beginning of period	(1.5)	(4.1)
Less: Cash overdraft included in assets held for sale at end of period	—	(4.4)
Cash and cash equivalents at the beginning of the period	313.6	326.1
Cash and cash equivalents at the end of the period	$335.5	$248.9
See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2016
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

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s annual report on Form 10-K for the year ended December 31, 2015. In addition, some of the Company’s statements in this quarterly report on Form 10-Q may involve risks and uncertainties that could significantly impact expected future results. The results of operations for the six months ended June 30, 2016 are not necessarily indicative of results to be expected for the full year.

The Company has reclassified the presentation of certain prior-year information to conform to the current presentation disclosed in the notes included elsewhere in this quarterly report on Form 10-Q.

Recently Adopted Accounting Guidance

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Additionally, in August 2015, the FASB issued ASU 2015-15, Interest-Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (ASU 2015-15). The standards became effective for the Company on January 1, 2016. The adoption of ASU 2015-03 and ASU 2015-15 resulted in $28.3 of debt issuance costs included in long-term debt as of June 30, 2016 and a reclassification of $6.9 from other assets to long-term debt as of December 31, 2015.

In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share or Its Equivalent (ASU 2015-07). The amendment in this update removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The standard became effective for the Company on January 1, 2016. The adoption of ASU 2015-07 did not have a material impact on the financial statements of the Company.

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

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (ASU 2015-16). The amendment in this update requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this update require that the acquirer record, in the same period's financial statements, the effect

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2016
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date and presented separately on the face of the income statement or disclosed in the notes by line item. The standard became effective for the Company on January 1, 2016. The adoption of ASU 2015-16 did not have a material impact on the financial statements of the Company.

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
FORM 10-Q as of June 30, 2016
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

adoption is permitted. The adoption of ASU 2016-06 is not expected to have a material impact on the financial statements of the Company.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (ASU 2016-08). The FASB issued the amendment to clarify the implementation guidance on principal versus agent considerations. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements of ASU 2014-09. The Company is evaluating the effect that ASU 2016-08 will have on its financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). The FASB issued the amendment to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. ASU 2016-09 is effective for the Company for annual periods beginning after December 15, 2016, with early adoption permitted. The adoption of ASU 2016-09 is not expected to have a material impact on the financial statements of the Company.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (ASU 2016-10). The FASB issued the amendment to clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements of ASU 2014-09. The Company is evaluating the effect that ASU 2016-10 will have on its financial statements and related disclosures.

In May 2016, the FASB issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting (ASU 2016-11). The FASB issued the amendment to rescind the following aspects of Topic 606. Specifically, registrants should not rely on the following SEC Staff Observer comments upon adoption of Topic 606: Revenue and Expense Recognition for Freight Services in Process, which is codified in paragraph 605-20-S99-2; Accounting for Shipping and Handling Fees and Costs, which is codified in paragraph 605-45-S99-1; Accounting for Consideration Given by a Vendor to a Customer (including Reseller of the Vendor’s Products), which is codified in paragraph 605-50-S99-1; Accounting for Gas-Balancing Arrangements (that is, use of the “entitlements method”), which is codified in paragraph 932-10-S99-5. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements of ASU 2014-09. The Company is evaluating the effect that ASU 2016-11 will have on its financial statements and related disclosures.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing: Narrow-Scope Improvements and Practical Expedients (ASU 2016-12). The FASB issued the amendment to improve Topic 606 by reducing the potential for diversity in practice at initial application and reducing the cost and complexity of applying Topic 606 both at transition and on an ongoing basis. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements of ASU 2014-09. The Company is evaluating the effect that ASU 2016-12 will have on its financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). The FASB issued the amendment to require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The updates will be effective for the Company on January 1, 2020. The Company is evaluating the effect that ASU 2016-13 will have on its financial statements and related disclosures.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2016
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 2: Earnings Per Share

Basic earnings per share is based on the weighted-average number of common shares outstanding. Diluted earnings per share includes the dilutive effect of potential common shares outstanding. Under the two-class method of computing earnings per share, non-vested share-based payment awards that contain rights to receive non-forfeitable dividends are considered participating securities. The Company’s participating securities include restricted stock units (RSUs), deferred shares, and shares that were vested, but deferred by the employee. The Company calculated basic and diluted earnings per share under both the treasury stock method and the two-class method. For the six months ended June 30, 2016 and 2015, there was no impact in the per share amounts calculated under the two methods. Accordingly, the treasury stock method is disclosed below.

The following represents amounts used in computing earnings per share and the effect on the weighted-average number of shares of dilutive potential common shares:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator
(Loss) income used in basic and diluted (loss) earnings per share
(Loss) income from continuing operations, net of tax	$(20.8)	$19.7	$(0.1)	$9.6
Net income (loss) attributable to noncontrolling interests	0.8	1.7	1.1	(1.1)
(Loss) income before discontinued operations, net of tax	(21.6)	18.0	(1.2)	10.7
Income from discontinued operations, net of tax	0.5	4.2	148.3	8.7
Net (loss) income attributable to Diebold, Incorporated	$(21.1)	$22.2	$147.1	$19.4
Denominator
Weighted-average number of common shares used in basic (loss) earnings per share	65.2	64.9	65.1	64.8
Effect of dilutive shares (1)	—	0.7	0.6	0.7
Weighted-average number of shares used in diluted (loss) earnings per share	65.2	65.6	65.7	65.5
Basic (loss) earnings per share
(Loss) income from continuing operations, net of tax	$(0.33)	$0.28	$(0.02)	$0.17
Income from discontinued operations, net of tax	0.01	0.06	2.28	0.13
Net (loss) income attributable to Diebold, Incorporated	$(0.32)	$0.34	$2.26	$0.30
Diluted (loss) earnings per share
(Loss) income from continuing operations, net of tax	$(0.33)	$0.28	$(0.02)	$0.17
Income from discontinued operations, net of tax	0.01	0.06	2.26	0.13
Net (loss) income attributable to Diebold, Incorporated	$(0.32)	$0.34	$2.24	$0.30

Anti-dilutive shares
Anti-dilutive shares not used in calculating diluted weighted-average shares	2.3	1.2	2.2	1.3

(1)
Incremental shares of 0.5 shares were excluded from the computation of diluted (loss) earnings per share for the three months ended June 30, 2016, because their effect is anti-dilutive due to the net loss attributable to Diebold, Incorporated.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2016
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 3: Equity

The following table presents changes in shareholders' equity attributable to Diebold, Incorporated and the noncontrolling interests:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Diebold, Incorporated shareholders' equity
Balance at beginning of period	$595.6	$449.5	$412.4	$531.6
Comprehensive (loss) income attributable to Diebold, Incorporated	(2.4)	28.6	195.7	(37.3)
Common shares	0.1	0.2	0.4	0.6
Additional capital	4.5	6.4	9.8	11.3
Treasury shares	(0.3)	(0.2)	(2.0)	(2.8)
Dividends paid	(19.2)	(18.9)	(38.0)	(37.8)
Balance at end of period	$578.3	$465.6	$578.3	$465.6

Noncontrolling interests
Balance at beginning of period	$23.5	$23.3	$23.1	$23.3
Comprehensive income attributable to noncontrolling interests, net (1)	0.2	1.3	0.6	1.3
Balance at end of period	$23.7	$24.6	$23.7	$24.6

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

Note 4: Accumulated Other Comprehensive Loss

The following table summarizes the changes in the Company’s accumulated other comprehensive (loss) income (AOCI), net of tax, by component for the three months ended June 30, 2016:

	Translation	Foreign Currency Hedges	Interest Rate Hedges	Pension and Other Post-retirement Benefits	Other	Accumulated Other Comprehensive (Loss) Income
Balance at March 31, 2016	$(183.0)	$1.4	$(0.2)	$(106.9)	$0.4	$(288.3)
Other comprehensive income (loss) before reclassifications (1)	21.8	(3.9)	—	—	—	17.9
Amounts reclassified from AOCI	—	—	—	1.0	—	1.0
Net current-period other comprehensive income (loss)	21.8	(3.9)	—	1.0	—	18.9
Balance at June 30, 2016	$(161.2)	$(2.5)	$(0.2)	$(105.9)	$0.4	$(269.4)

(1)	Other comprehensive income (loss) before reclassifications within the translation component excludes $(0.8) of translation attributable to noncontrolling interests.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2016
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following table summarizes the changes in the Company’s AOCI, net of tax, by component for the three months ended June 30, 2015:

	Translation	Foreign Currency Hedges	Interest Rate Hedges	Pension and Other Post-retirement Benefits	Other	Accumulated Other Comprehensive (Loss) Income
Balance at March 31, 2015	$(143.5)	$2.9	$(0.4)	$(112.9)	$0.3	$(253.6)
Other comprehensive income (loss) before reclassifications (1)	6.2	(1.0)	0.1	—	—	5.3
Amounts reclassified from AOCI	—	—	—	1.1	—	1.1
Net current-period other comprehensive income (loss)	6.2	(1.0)	0.1	1.1	—	6.4
Balance at June 30, 2015	$(137.3)	$1.9	$(0.3)	$(111.8)	$0.3	$(247.2)

(1)	Other comprehensive income (loss) before reclassifications within the translation component excludes $0.1 of translation attributable to noncontrolling interests.

The following table summarizes the changes in the Company’s AOCI, net of tax, by component for the six months ended June 30, 2016:

	Translation	Foreign Currency Hedges	Interest Rate Hedges	Pension and Other Post-retirement Benefits	Other	Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2016	$(215.6)	$5.0	$(0.1)	$(107.8)	$0.4	$(318.1)
Other comprehensive income (loss) before reclassifications (1)	54.4	(7.5)	—	—	—	46.9
Amounts reclassified from AOCI	—	—	(0.1)	1.9	—	1.8
Net current-period other comprehensive income (loss)	54.4	(7.5)	(0.1)	1.9	—	48.7
Balance at June 30, 2016	$(161.2)	$(2.5)	$(0.2)	$(105.9)	$0.4	$(269.4)

(1)	Other comprehensive income (loss) before reclassifications within the translation component excludes $(0.6) of translation attributable to noncontrolling interests.

The following table summarizes the changes in the Company’s AOCI, net of tax, by component for the six months ended June 30, 2015:

	Translation	Foreign Currency Hedges	Interest Rate Hedges	Pension and Other Post-retirement Benefits	Other	Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2015	$(74.9)	$(1.4)	$(0.5)	$(114.0)	$0.3	$(190.5)
Other comprehensive (loss) income before reclassifications (1)	(62.4)	3.3	0.3	—	—	(58.8)
Amounts reclassified from AOCI	—	—	(0.1)	2.2	—	2.1
Net current-period other comprehensive (loss) income	(62.4)	3.3	0.2	2.2	—	(56.7)
Balance at June 30, 2015	$(137.3)	$1.9	$(0.3)	$(111.8)	$0.3	$(247.2)

(1)	Other comprehensive (loss) income before reclassifications within the translation component excludes $0.3 of translation attributable to noncontrolling interests.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2016
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following table summarizes the details about amounts reclassified from AOCI:

	Three Months Ended		Six Months Ended		Affected Line Item in the Statement of Operations
	2016	2015	2016	2015
Interest rate hedges	$—	$—	$(0.1)	$(0.1)	Interest expense
Pension and post-retirement benefits:
Net actuarial loss amortization (net of tax $(0.5), $(0.6), $(1.0) and $(1.2), respectively)	1.0	1.2	1.9	2.3	(1)
Net prior service benefit amortization, net of tax	—	(0.1)	—	(0.1)	(1)
	1.0	1.1	1.9	2.2
Total reclassifications for the period	$1.0	$1.1	$1.8	$2.1

(1)	Pension and other post-retirement benefits AOCI components are included in the computation of net periodic benefit cost (refer to note 12).

Note 5: Share-Based Compensation

The Company’s share-based compensation payments to employees are recognized based on their grant-date fair values during the period in which the employee is required to provide services in exchange for the award. Share-based compensation is primarily recognized as a component of selling and administrative expense. Total share-based compensation expense was $4.5 and $4.8 for the three months ended June 30, 2016 and 2015, respectively, and was $10.1 and $9.1 for the six months ended June 30, 2016 and 2015, respectively.

Options outstanding and exercisable as of June 30, 2016 under the Company’s 1991 Equity and Performance Incentive Plan (as Amended and Restated as of February 12, 2014) (the 1991 Plan) and changes during the six months ended June 30, 2016 were as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
		(per share)	(in years)
Outstanding at January 1, 2016	1.7	$34.21
Expired or forfeited	(0.2)	$39.30
Granted	0.5	$27.39
Outstanding at June 30, 2016	2.0	$32.09	8	$—
Options exercisable at June 30, 2016	1.1	$33.87	6	$—
Options vested and expected to vest at June 30, 2016 (2)	1.9	$32.17	7	$—

(1)
The aggregate intrinsic value (the difference between the closing price of the Company’s common shares on the last trading day of the second quarter of 2016 and the exercise price, multiplied by the number of “in-the-money” options) that would have been received by the option holders had all option holders exercised their options on June 30, 2016. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common shares.

(2)	The options expected to vest are the result of applying the pre-vesting forfeiture rate assumption to total outstanding non-vested options.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2016
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following table summarizes information on non-vested RSUs and performance shares relating to employees and non-employee directors for the six months ended June 30, 2016:

	Number of Shares	Weighted-Average Grant-Date Fair Value
		(per share)
RSUs:
Non-vested at January 1, 2016	0.9	$32.53
Forfeited	(0.1)	$31.74
Vested	(0.2)	$31.71
Granted	0.5	$27.13
Non-vested at June 30, 2016	1.1	$30.12
Performance Shares:
Non-vested at January 1, 2016	0.8	$34.06
Forfeited	—	$32.58
Vested	(0.2)	$29.35
Granted	0.6	$27.26
Non-vested at June 30, 2016	1.2	$31.48

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

As of June 30, 2016, there were 0.1 non-employee director deferred shares vested and outstanding.

Note 6: Income Taxes

The effective tax rate on the income from the continuing operations was 41.7 percent and 13.6 percent for the three months ended June 30, 2016 and 2015, respectively. The effective tax rate was 99.4 percent and (3.2) percent for the six months ended June 30, 2016 and 2015, respectively. The tax rate on the loss for the three and six months ended June 30, 2016 increased due to the recognition of favorable discrete items, including the release of an uncertain tax position and discrete expenses related to the potential Wincor Nixdorf Aktiengesellschaft (Wincor Nixdorf) acquisition (the Acquisition). The tax rate for these periods was also increased by a reduction in the deferred tax liability associated with the Company’s undistributed foreign subsidiary earnings. The foreign currency hedges related to the Acquisition generated a loss for the three months ended June 30, 2016 and a net gain for six months ended June 30, 2016. The non-taxable treatment of these hedges had the impact of decreasing the rate in the three months ended June 30, 2016 and increasing the rate for the six months ended June 30, 2016. The tax rate on income for the three and six months ended June 30, 2015 benefited from a release of an uncertain tax position due to the expiration of the statute of limitations. Additionally, the tax rate for the six months ended June 30, 2015 benefited from discrete tax items related to the Venezuela divestiture and the release of a valuation allowance.

Note 7: Investments

The Company’s investments, primarily in Brazil, consist of certificates of deposit that are classified as available-for-sale and stated at fair value based upon quoted market prices. Unrealized gains and losses are recorded in AOCI. Realized gains and losses are recognized in investment income and are determined using the specific identification method. There were no realized gains from the sale of securities and proceeds from the sale of available-for-sale securities for the three and six months ended June 30, 2016 and 2015.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2016
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The Company’s investments, excluding cash surrender value of insurance contracts of $75.9 at both June 30, 2016 and December 31, 2015, consisted of the following:

	Cost Basis	Unrealized Gain	Fair Value
As of June 30, 2016
Short-term investments
Certificates of deposit	$26.6	$—	$26.6
Long-term investments
Assets held in a rabbi trust	$7.7	$0.4	$8.1

As of December 31, 2015
Short-term investments
Certificates of deposit	$39.9	$—	$39.9
Long-term investments
Assets held in a rabbi trust	$9.3	$—	$9.3

Note 8: Allowance for Credit Losses

The following table summarizes the Company’s allowance for credit losses for the six months ended June 30, 2016 and 2015:

	Finance Leases	Notes Receivable	Total
Allowance for credit losses
Balance at January 1, 2016	$0.5	$4.1	$4.6
Provision for credit losses	—	—	—
Balance at June 30, 2016	$0.5	$4.1	$4.6

Balance at January 1, 2015	$0.4	$4.1	$4.5
Provision for credit losses	0.3	—	0.3
Write-offs	(0.1)	—	(0.1)
Balance at June 30, 2015	$0.6	$4.1	$4.7

There were no significant changes in provision for credit losses, recoveries and write-offs during the six months ended June 30, 2016 and 2015. As of June 30, 2016, finance leases and notes receivable individually evaluated for impairment were $63.5 and $8.7, respectively. As of June 30, 2015, finance leases and notes receivable individually evaluated for impairment were $118.9 and $14.6, respectively. As of June 30, 2016 and December 31, 2015, the Company’s finance lease receivables in Latin America were $49.5 and $58.8, respectively. The decrease is related primarily to recurring customer payments for financing arrangements.

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

As of June 30, 2016 and December 31, 2015, the recorded investment in past due financing receivables on nonaccrual status was $0.6 and $0.7, respectively, and there were no recorded investments in finance receivables past due 90 days or more and still accruing interest. The recorded investment in impaired notes receivable was $4.1 as of June 30, 2016 and December 31, 2015 and was fully reserved.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2016
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following table summarizes the Company’s aging of past-due notes receivable balances:

	June 30, 2016	December 31, 2015
30-59 days past due	$0.1	$0.1
60-89 days past due	—	—
> 89 days past due (1)	3.8	3.0
Total past due	$3.9	$3.1

(1)	Past due notes receivable balances greater than 89 days are fully reserved.

Note 9: Inventories

Major classes of inventories are summarized as follows:

	June 30, 2016	December 31, 2015
Finished goods	$180.1	$145.8
Service parts	155.8	155.7
Raw materials and work in process	94.9	67.8
Total inventories	$430.8	$369.3

Certain inventory items of $19.7 were reclassified as of December 31, 2015 from service parts to raw materials and work in process to conform with the current presentation.

Note 10: Goodwill and Other Assets

The Company’s four reportable operating segments are North America (NA), Asia Pacific (AP), Europe, Middle East, and Africa (EMEA) and Latin America (LA). The changes in carrying amounts of goodwill within the Company's segments are summarized as follows:

	NA	AP	EMEA	LA	Total
Goodwill	$76.4	$40.0	$168.7	$143.7	$428.8
Accumulated impairment losses	(13.2)	—	(168.7)	(108.8)	(290.7)
Balance at January 1, 2015	$63.2	$40.0	$—	$34.9	$138.1
Goodwill acquired	39.7	—	—	—	39.7
Currency translation adjustment	(3.4)	(2.4)	—	(10.5)	(16.3)
Goodwill	$112.7	$37.6	$168.7	$133.2	$452.2
Accumulated impairment losses	(13.2)	—	(168.7)	(108.8)	(290.7)
Balance at December 31, 2015	$99.5	$37.6	$—	$24.4	$161.5
Goodwill adjustment	(0.5)	—	—	—	(0.5)
Currency translation adjustment	3.3	0.3	—	4.6	8.2
Goodwill	115.5	37.9	168.7	137.8	459.9
Accumulated impairment losses	(13.2)	—	(168.7)	(108.8)	(290.7)
Balance at June 30, 2016	$102.3	$37.9	$—	$29.0	$169.2

In March 2015, the Company acquired Phoenix Interactive Design, Inc. (Phoenix), a leader in developing innovative multi-vendor software solutions for automated teller machines (ATMs) and a host of other financial self-service (FSS) applications. During the second quarter of 2016, the Company adjusted the preliminary goodwill by $(0.5) primarily to reflect adjustments to the finalization of deferred income taxes.

There have been no impairment indicators identified during the six months ended June 30, 2016.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2016
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following summarizes information on intangible assets by major category:

	June 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internally-developed software	$97.6	$(49.1)	$48.5	$92.4	$(48.5)	$43.9
Other intangibles	37.1	(17.7)	19.4	36.7	(16.3)	20.4
Total	$134.7	$(66.8)	$67.9	$129.1	$(64.8)	$64.3

Amortization expense on capitalized software of $2.6 and $4.1 was included in product cost of sales for the three months ended June 30, 2016 and 2015, respectively, and $5.8 and $7.6 for the six months ended June 30, 2016 and 2015, respectively.

Note 11: Debt and Restricted Cash

Debt

Outstanding debt balances were as follows:

	June 30, 2016	December 31, 2015
Notes payable
Uncommitted lines of credit	$16.0	$19.2
Term loans	21.3	11.5
Other	1.7	1.3
	$39.0	$32.0
Long-term debt
Revolving credit facility	$310.0	$168.0
Term loans	1,591.5	218.5
2016 Senior Notes	400.0	—
2006 Senior Notes	—	225.0
Other	0.8	1.6
Long-term deferred financing fees	(28.3)	(6.9)
	$2,274.0	$606.2

As of June 30, 2016, the Company had various international short-term uncommitted lines of credit with borrowing limits of $113.5. The weighted-average interest rate on outstanding borrowings on the short-term uncommitted lines of credit as of June 30, 2016 and December 31, 2015 was 10.49 percent and 5.66 percent, respectively. The increase in the weighted-average interest rate is attributable to a change in mix of borrowings of foreign entities. Short-term uncommitted lines mature in less than one year. The amount available under the short-term uncommitted lines at June 30, 2016 was $97.5.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2016
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The cash flows related to debt borrowings and repayments were as follows:

	Six Months Ended
	June 30, 2016
	June 30, 2016	June 30, 2015
Revolving credit facility borrowings (repayments), net	$142.0	$(68.0)

Proceeds from Term Loan A Facility under the Credit Agreement	$—	$230.0
Proceeds from Term Loan B Facility ($1,000.0) under the Credit Agreement	990.0	—
Proceeds from Term Loan B Facility (€350.0) under the Credit Agreement	398.1	—
Proceeds from 2016 Senior Notes	393.0	—
International short-term uncommitted lines of credit borrowings	25.9	41.2
Other debt borrowings	$1,807.0	$271.2

Payments on 2006 Senior Notes	$(225.0)	$—
Payments on Term Loan A Facility under the Credit Agreement	(5.8)	—
International short-term uncommitted lines of credit and other repayments	(25.4)	(42.3)
Other debt repayments	$(256.2)	$(42.3)

The Company entered into a revolving and term loan credit agreement (the Credit Agreement), dated as of November 23, 2015, among the Company and certain of the Company's subsidiaries, as borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders named therein. The Credit Agreement included, among other things, mechanics for the Company’s existing revolving and term loan A facilities to be refinanced under the Credit Agreement. On December 23, 2015, the Company entered into a Replacement Facilities Effective Date Amendment, which amended the Credit Agreement, among the Company, certain of the Company’s subsidiaries, the lenders identified therein and JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to which the Company refinanced its $520.0 revolving and $230.0 term loan A senior unsecured credit facilities (which have been terminated and repaid in full) with, respectively, a new unsecured revolving facility (the Revolving Facility) in an amount of up to $520.0 and a new (non-delayed draw) unsecured term loan A facility (the Term Loan A Facility) on substantially the same terms as the Delayed Draw Term Facility (as defined in the Credit Agreement) in the amount of up to $230.0. The Delayed Draw Term Facility of $250.0 may be drawn up to one year after the closing date of the Acquisition. The Revolving Facility and Term Loan A Facility are subject to the same maximum consolidated net leverage ratio and minimum consolidated interest coverage ratio as the Delayed Draw Term Facility. On December 23, 2020, the Term Loan A Facility will mature and the Revolving Facility will automatically terminate. The weighted-average interest rate on outstanding revolving credit facility borrowings as of June 30, 2016 and December 31, 2015 was 1.88 percent and 2.33 percent, respectively, which is variable based on the London Interbank Offered Rate (LIBOR). The amount available under the revolving credit facility as of June 30, 2016 was $210.0.

On April 19, 2016, the Company issued $400.0 aggregate principal amount of 8.50 percent senior notes due 2024 (the 2016 Senior Notes) in an offering exempt from the registration requirements of the Securities Act of 1933 in connection with the Acquisition. The 2016 Senior Notes are and will be guaranteed by certain of the Company’s existing and future domestic subsidiaries. If the Acquisition has not closed by November 21, 2016, the Company will be required to redeem the 2016 Senior Notes in whole at a redemption price equal to 100 percent of the aggregate principal amount, plus accrued and unpaid interest to, but excluding, the redemption date.

Also in April 2016, allocation and pricing of the term loan B facility (the Term Loan B Facility) provided under the Credit Agreement (which the Term Loan B Facility is intended to provide part of the financing for the Acquisition) was completed. The Term Loan B Facility consists of a $1,000.0 U.S. dollar-denominated tranche that bears interest at LIBOR plus an applicable margin of 4.50 percent (or, at the Company’s option, prime plus an applicable margin of 3.50 percent), and a €350.0 euro-denominated tranche that will bear interest at the Euro Interbank Offered Rate (EURIBOR) plus an applicable margin of 4.25 percent. Each tranche was funded during the second quarter of 2016 at 99 percent of par.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2016
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The Company incurred $10.4 and $11.2 of fees in the three and six months ended June 30, 2016, respectively, related to the debt, which are amortized as a component of interest expense over the terms.

Below is a summary of financing and replacement facilities information, upon closing of the Acquisition and first compliance certificate:

Financing and Replacement Facilities	Interest Rate Index and Margin	Maturity/Termination Dates	Term (Years)
Credit Agreement facilities
Revolving Facility	LIBOR + 2.00%	December 2020	5
Term Loan A Facility	LIBOR + 2.00%	December 2020	5
Delayed Draw Term Loan A	LIBOR + 2.00%	December 2020	5
Term Loan B Facility ($1,000.0)	LIBOR(i) + 4.50%	November 2023	7.5
Term Loan B Facility (€350.0)	EURIBOR(ii) + 4.25%	November 2023	7.5
2016 Senior Notes	8.5%	April 2024	8

(i)	LIBOR with a floor of 0.75%.

(ii)	EURIBOR with a floor of 0.75%.

Following the close of the Acquisition, the debt facilities under the Credit Agreement will be secured by substantially all assets of the Company and its domestic subsidiaries that are borrowers or guarantors under the Credit Agreement, subject to certain exceptions and permitted liens.

In March 2006, the Company issued senior notes (2006 Senior Notes) in an aggregate principal amount of $300.0. The Company funded the repayment of $75.0 aggregate principal amount of the 2006 Senior Notes at maturity in March 2013 using borrowings under its revolving credit facility and the repayment of $175.0 aggregate principal amount of the Company's 2006 Senior Notes which matured in March 2016 through the use of proceeds from the divestiture of the Company's NA electronic security business. Prepayment of the remaining $50.0 aggregate principal amount of the 2006 Senior Notes were paid in full on May 2, 2016. The prepayment included a make-whole premium of $3.9, which was paid in addition to the principal and interest of the 2006 Senior Notes and is included in interest expense for the six months ended June 30, 2016.

The Company’s financing agreements contain various restrictive financial covenants, including net debt to capitalization, net debt to earnings before interest, taxes, depreciation and amortization (EBITDA) and net interest coverage ratios. As of June 30, 2016, the Company was in compliance with the financial and other covenants in its debt agreements.

Restricted Cash

As of June 30, 2016, the Company had $1,823.0 in restricted cash to be used for the cash portion of the Acquisition, paying off existing debt and related interest, as well as any deal costs pursuant to the terms of the Credit Agreement. The carrying value of restricted cash approximates its fair value and is included in cash flows from investing and financing activities. Restricted cash in investing activities consists of the proceeds from the debt borrowings related to the Acquisition. Restricted cash in financing activities consists of the domestic net proceeds from the NA electronic security divestiture offset by the $175.0 and $50.0 payments of the 2006 Senior Notes during the first and second quarter of 2016, respectively. Restricted cash is expected to be fully utilized or unrestricted no later than the fourth quarter of 2016.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2016
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 12: Benefit Plans

The Company has qualified pension plans covering certain U.S. employees that have been closed to new participants since 2003 and frozen since December 2013. Plans that cover salaried employees provide pension benefits based on the employee’s compensation during the ten years before retirement. The Company’s funding policy for salaried plans is to contribute annually based on actuarial projections and applicable regulations. Plans covering hourly employees generally provide benefits of stated amounts for each year of service. The Company’s funding policy for hourly plans is to make at least the minimum annual contributions required by applicable regulations. Employees of the Company’s operations in countries outside of the United States participate to varying degrees in local pension plans, which in the aggregate, are not significant.

The Company has non-qualified pension plans to provide supplemental retirement benefits to certain officers, which was also frozen since December 2013. Benefits are payable at retirement based upon a percentage of the participant’s compensation, as defined. In addition to providing pension benefits, the Company provides post-retirement healthcare and life insurance benefits (referred to as other benefits) for certain retired employees. Currently, there are no plan assets and the Company funds the benefits as the claims are paid.

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

The following table sets forth the net periodic benefit cost for the Company’s defined benefit pension plans and other benefits for the three months ended June 30:

	Pension Benefits		Other Benefits
	2016	2015	2016	2015
Components of net periodic benefit cost
Service cost	$0.9	$0.9	$—	$—
Interest cost	6.2	6.0	0.1	0.2
Expected return on plan assets	(6.8)	(6.8)	—	—
Amortization of prior service benefit	—	—	—	(0.1)
Recognized net actuarial loss	1.4	1.6	—	0.1
Net periodic pension benefit cost	$1.7	$1.7	$0.1	$0.2

The following table sets forth the net periodic benefit cost for the Company’s defined benefit pension plans and other benefits for the six months ended June 30:

	Pension Benefits		Other Benefits
	2016	2015	2016	2015
Components of net periodic benefit cost
Service cost	$1.8	$1.8	$—	$—
Interest cost	12.4	11.9	0.2	0.3
Expected return on plan assets	(13.5)	(13.5)	—	—
Amortization of prior service benefit	—	—	—	(0.1)
Recognized net actuarial loss	2.8	3.3	0.1	0.2
Net periodic pension benefit cost	$3.5	$3.5	$0.3	$0.4

Contributions

There have been no changes to the expected 2016 plan year contribution amounts previously disclosed. For the six months ended June 30, 2016 and 2015, contributions of $1.7 and $12.0, respectively, were made to the qualified and non-qualified pension plans.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2016
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 13: Guarantees and Product Warranties

The Company provides its global operations guarantees and standby letters of credit through various financial institutions for suppliers, customers, regulatory agencies and insurance providers. If the Company is not able to make payment or fulfill contractual obligations, the suppliers, customers, regulatory agencies and insurance providers may draw on the pertinent bank. At June 30, 2016, the maximum future payment obligations related to these various guarantees totaled $101.1, of which $30.0 represented standby letters of credit to insurance providers, and no associated liability was recorded. At December 31, 2015, the maximum future payment obligations relative to these various guarantees totaled $89.9, of which $30.0 represented standby letters of credit to insurance providers, and no associated liability was recorded.

The Company provides its customers a manufacturer’s warranty and records, at the time of the sale, a corresponding estimated liability for potential warranty costs. Estimated future obligations due to warranty claims are based upon historical factors such as labor rates, average repair time, travel time, number of service calls per machine and cost of replacement parts. As of June 30, 2016 and 2015, the Company’s warranty liability balances were $67.1 and $95.4, respectively. The decrease in the warranty liability was largely attributable to a decrease in new provisions in all regions, which was partially offset by an increase in currency translation in Brazil.

Changes in the Company’s warranty liability balance are illustrated in the following table:

	2016	2015
Balance at January 1	$73.6	$113.3
Current period accruals	6.2	18.7
Current period settlements	(20.6)	(24.7)
Currency translation adjustment	7.9	(11.9)
Balance at June 30	$67.1	$95.4

Note 14: Commitments and Contingencies

Contractual Obligations

At June 30, 2016, the Company had purchase commitments due within one year totaling $6.8 for materials through contract manufacturing agreements at negotiated prices.

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

At June 30, 2016, the Company was a party to several routine indirect tax claims from various taxing authorities globally that were incurred in the normal course of business, which neither individually nor in the aggregate are considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the consolidated financial statements would not be materially affected by the outcome of these indirect tax claims and/or proceedings or asserted claims.

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

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2016
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

The Company has challenged customs rulings in Thailand seeking to retroactively collect customs duties on previous imports of ATMs. Management believes that the customs authority’s attempt to retroactively assess customs duties is in contravention of World Trade Organization agreements and, accordingly, is challenging the rulings. In the third quarter of 2015, the Company received a prospective ruling from the United States Customs Border Protection which is consistent with the Company's interpretation of the treaty in question. The Company has submitted that ruling for consideration in its ongoing dispute with Thailand. The matters are currently in the appeals process and management continues to believe that the Company has a valid legal position in these appeals. Accordingly, the Company has not accrued any amount for this contingency; however, the Company cannot provide any assurance that it will not ultimately be subject to retroactive assessments.

At June 30, 2016 and December 31, 2015, the Company had an accrual related to the Brazil indirect tax matter disclosed above of $9.3 and $7.5, respectively. The movement between periods relates to the currency fluctuation in the Brazil real.

A loss contingency is reasonably possible if it has a more than remote but less than probable chance of occurring. Although management believes the Company has valid defenses with respect to its indirect tax positions, it is reasonably possible that a loss could occur in excess of the estimated accrual. The Company estimated the aggregate risk at June 30, 2016 to be up to approximately $209.1 for its material indirect tax matters, of which $179.1 and $24.0, respectively, relates to the Brazil indirect tax matter and Thailand customs matter disclosed above. The aggregate risk related to indirect taxes is adjusted as the applicable statutes of limitations expire.

Legal Contingencies

At June 30, 2016, the Company was a party to several lawsuits that were incurred in the normal course of business, which neither individually nor in the aggregate are considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the Company's condensed consolidated financial statements would not be materially affected by the outcome of these legal proceedings, commitments or asserted claims.

Note 15: Derivative Instruments and Hedging Activities

The Company uses derivatives to mitigate the economic consequences associated with fluctuations in currencies and interest rates. The following table summarizes the (loss) gain recognized on derivative instruments for three months ended and six months ended June 30:

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2016
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Derivative instrument	Classification on consolidated statements of operations	Three Months Ended		Six Months Ended
		June 30,		June 30,
		2016	2015	2016	2015
Cash flow hedges	Interest expense	$(2.1)	$(0.8)	$(3.1)	$(2.1)
(Loss) gain on foreign currency option contracts - acquisition related	Miscellaneous, net	(0.9)	—	35.6	—
Foreign exchange forward contracts	Foreign exchange loss, net	4.1	(2.1)	0.3	2.9
Foreign exchange forward contracts - acquisition related	Miscellaneous, net	(22.7)	—	(22.7)	—
Total		$(21.6)	$(2.9)	$10.1	$0.8

Foreign Exchange

Net Investment Hedges The Company has international subsidiaries with net balance sheet positions that generate cumulative translation adjustments within AOCI. The Company uses derivatives to manage potential changes in value of its net investments in LA. The Company uses the forward-to-forward method for its quarterly retrospective and prospective assessments of hedge effectiveness. No ineffectiveness results if the notional amount of the derivative matches the portion of the net investment designated as being hedged because the Company uses derivative instruments with underlying exchange rates consistent with its functional currency and the functional currency of the hedged net investment. Changes in value that are deemed effective are accumulated in AOCI where they will remain until they are reclassified to income together with the gain or loss on the entire investment upon substantial liquidation of the subsidiary. The fair value of the Company’s net investment hedge contracts were $(3.8) and $1.0 as of June 30, 2016 and December 31, 2015, respectively. The net gain (loss) recognized in AOCI on net investment hedge derivative instruments was $(6.0) and $(1.5) in the three months ended June 30, 2016 and 2015, respectively, and $(11.5) and $5.1 in the six months ended June 30, 2016 and 2015.

Non-Designated Hedges A substantial portion of the Company’s operations and revenues are international. As a result, changes in foreign exchange rates can create substantial foreign exchange gains and losses from the revaluation of non-functional currency monetary assets and liabilities. The Company’s policy allows the use of foreign exchange forward contracts with maturities of up to 24 months to mitigate the impact of currency fluctuations on those foreign currency asset and liability balances. The Company elected not to apply hedge accounting to its foreign exchange forward contracts. Thus, spot-based gains/losses offset revaluation gains/losses within foreign exchange loss, net and forward-based gains/losses represent interest expense. The fair value of the Company’s non-designated foreign exchange forward contracts was $1.7 and $0.9 as of June 30, 2016 and December 31, 2015, respectively.

Foreign Currency Option and Forward Contracts - acquisition related On November 23, 2015, the Company entered into two foreign currency option contracts to purchase €1,416.0 for $1,547.1 to hedge against the effect of exchange rate fluctuations on the euro-denominated cash consideration related to the Acquisition and estimated euro denominated deal related costs and any outstanding Wincor Nixdorf borrowings. At that time, the cash component of the purchase price consideration approximated €1,162.2. The foreign currency option contracts were sold during the second quarter of 2016 for cash proceeds of $42.6, which are included in investing activities in the condensed consolidated statements of cash flows, resulting in a gain of $35.6 during the six months ended June 30, 2016 and $7.0 during the fourth quarter of 2015. The weighted average strike price was $1.09 per euro. These foreign currency option contracts were non-designated and included in other current assets on the condensed consolidated balance sheet as of December 31, 2015 based on the net asset position.

On April 29, 2016, the Company entered into one foreign currency forward contract to purchase €713.0 for $820.9 to hedge against the effect of exchange rate fluctuations on the euro-denominated cash consideration related to the Acquisition and estimated euro denominated deal related costs and any outstanding Wincor Nixdorf borrowings. The forward rate is $1.1514. This foreign currency forward contract is non-designated and included in other current assets or other current liabilities based on the net asset or net liability position, respectively, in the condensed consolidated balance sheets. The gains and losses from the revaluation of the foreign currency forward contract are included in other (expense) income miscellaneous, net on the condensed consolidated statements of operations.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2016
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

During the three and six months ended June 30, 2016, the Company recorded a $(23.6) and $12.9, respectively, mark-to-market (loss) gain on foreign currency and forward option contracts reflected in miscellaneous, net. The fair value of the Company's foreign currency forward and option contracts were $(22.7) and $7.0 as of June 30, 2016 and December 31, 2015, respectively, and are included in other current liabilities and other current assets, respectively. As of July 25, 2016, the fair value of the foreign currency forward contract was $(30.2).

Interest Rate

Cash Flow Hedges The Company has variable rate debt that is subject to fluctuations in interest related cash flows due to changes in market interest rates. As of June 30, 2016, the Company paid off its pay-fixed receive-variable interest rate swap. As a result, the Company had no pay-fixed receive-variable interest rate swaps outstanding as of June 30, 2016. Changes in value that are deemed effective are accumulated in AOCI and reclassified to interest expense on the condensed consolidated statements of operations when the hedged interest is accrued. To the extent that it becomes probable that the Company’s variable rate borrowings will not occur, the gains or losses on the related cash flow hedges will be reclassified from AOCI to interest expense. The fair value of the Company’s interest rate contracts was minimal as of December 31, 2015.

In December 2005 and January 2006, the Company executed cash flow hedges by entering into receive-variable and pay-fixed interest rate swaps, with a total notional amount of $200.0, related to the 2006 Senior Notes. Amounts previously recorded in AOCI related to the pre-issuance cash flow hedges were reclassified to interest expense on a straight-line basis through February 2016.

The gain recognized on designated cash flow hedge derivative instruments was minimal for both the three months ended and six months ended June 30, 2016, and $0.2 and $0.5 for the three months ended and six months ended June 30, 2015, respectively. Gains and losses related to interest rate contracts that are reclassified from AOCI are recorded in interest expense on the condensed consolidated statements of operations. The Company does not anticipate reclassifying any amount from AOCI to interest expense within the next 12 months.

Note 16: Restructuring and Other Charges

Restructuring Charges

The following table summarizes the impact of the Company’s restructuring charges on the condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Cost of sales – services	$1.4	$1.1	$1.7	$1.1
Cost of sales – products	—	1.3	—	1.3
Selling and administrative expense	3.5	4.7	3.6	7.2
Research, development and engineering expense	0.1	—	0.1	0.6
Total	$5.0	$7.1	$5.4	$10.2

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2016
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following table summarizes the Company’s restructuring charges by reportable operating segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Severance
NA (1)	$1.9	$3.1	$1.9	$4.6
AP	—	0.2	—	0.2
EMEA	0.5	2.1	0.6	3.0
LA	2.6	1.7	2.9	2.4
Total severance	$5.0	$7.1	$5.4	$10.2
(1) NA includes corporate and global restructuring costs.

During the first quarter of 2013, the Company announced a multi-year transformation plan. Certain aspects of this plan were previously disclosed under the Company's global realignment plan and global shared services plan. This multi-year transformation focuses on globalizing the Company's service organization and creating a unified center-led global organization for research and development, as well as transforming the Company's general and administrative cost structure. Restructuring charges of $5.0 and $7.1 for the three months ended June 30, 2016 and 2015, respectively, and $5.4 and $10.2 for the six months ended June 30, 2016 and 2015, respectively, related to the Company's multi-year transformation plan. As of June 30, 2016, the restructuring accrual balance consists of severance restructuring activities in connection with the multi-year transformation plan. As of June 30, 2016, the Company anticipates minimal additional restructuring costs to be incurred through the end of 2016 in connection with the multi-year transformation plan. As management finalizes certain aspects of the transformation plan, the anticipated future costs related to this plan are subject to change.

The following table summarizes the Company's cumulative total restructuring costs for the multi-year transformation plan as of June 30, 2016:

	Severance	Other	Total
Cumulative total restructuring costs for the multi-year transformation plan
NA (1)	$69.8	$2.0	$71.8
AP	3.8	0.6	4.4
EMEA	6.2	0.9	7.1
LA	22.9	—	22.9
Total	$102.7	$3.5	$106.2
(1) NA includes corporate and global restructuring costs.

The following table summarizes the Company’s restructuring accrual balances and related activity for the six months ended June 30:

	2016	2015
Balance at January 1	$4.7	$7.6
Liabilities incurred	5.4	10.2
Liabilities paid/settled	(4.8)	(10.1)
Balance at June 30	$5.3	$7.7

Impairment and Other Charges

During the first quarter of 2015, the Company recorded an impairment of certain capitalized software of $9.1 related to redundant legacy Diebold software as a result of the acquisition of Phoenix. In addition, the Company agreed to sell its equity interest in its Venezuela joint venture to its joint venture partner and recorded a $10.3 impairment of assets in the first quarter of 2015. On April 29, 2015, the Company closed the sale for the estimated fair market value and recorded a $1.0 reversal of impairment of assets based on final adjustments in the second quarter of 2015, resulting in a $9.3 impairment of assets for the six months ended June 30, 2015 (refer to note 19).

Other charges consist of items that the Company has determined are non-routine in nature and are not expected to recur in future operations. Net non-routine expense of $18.2 and $32.3 impacted the three and six months ended June 30, 2016, respectively, and

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2016
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

$5.4 and $10.0 impacted the three and six months ended June 30, 2015, respectively. Net non-routine expense was partially due to legal, indemnification and professional fees related to corporate monitor efforts. Additionally, net non-routine expense for the three and six months ended June 30, 2016 included potential acquisition and divestiture related costs of $14.5 and $25.5, respectively, within selling and administrative expense.

Note 17: Fair Value of Assets and Liabilities

Assets and Liabilities Recorded at Fair Value

Assets and liabilities subject to fair value measurement are as follows:

	June 30, 2016			December 31, 2015
		Fair Value Measurements Using			Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Assets
Short-term investments
Certificates of deposit	$26.6	$26.6	$—	$39.9	$39.9	$—
Restricted cash	1,823.0	1,823.0	—	—	—	—
Assets held in rabbi trusts	8.1	8.1	—	9.3	9.3	—
Foreign exchange forward contracts	4.1	—	4.1	3.5	—	3.5
Foreign currency option contracts	—	—	—	7.0	—	7.0
Total	$1,861.8	$1,857.7	$4.1	$59.7	$49.2	$10.5
Liabilities
Deferred compensation	$8.1	$8.1	$—	$9.3	$9.3	$—
Foreign exchange forward contracts (1)	28.9	—	28.9	1.5	—	1.5
Total	$37.0	$8.1	$28.9	$10.8	$9.3	$1.5

(1)
Fair value of the foreign exchange forward contracts includes $22.7 in non-designated contracts, which are included in net income, and $6.2 in designated contracts, which are included in other comprehensive income for the six months ended June 30, 2016.

The Company uses the end of period when determining the timing of transfers between levels. During the six months ended June 30, 2016, there were no transfers between levels.

The fair value and carrying value of the Company’s debt instruments are summarized as follows:

	June 30, 2016		December 31, 2015
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes payable	$39.0	$39.0	$32.0	$32.0
Long-term debt	2,270.0	2,274.0	613.0	606.2
Total debt instruments	$2,309.0	$2,313.0	$645.0	$638.2

Refer to note 11 for further details surrounding the increase in long-term debt as of June 30, 2016 compared to December 31, 2015.

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

Certain information not routinely used in the management of the segments, information not allocated back to the segments or information that is impractical to report is not shown. Segment operating profit is defined as revenues less expenses identifiable to those segments. Segment operating profit reconciles to consolidated income before income taxes by deducting corporate costs

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2016
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

and other income or expense items that are not attributed to the segments (refer to note 16). Total assets are not allocated to segments and are not included in the assessment of segment performance and therefore are excluded from the segment information disclosed as follows.

The following tables represent information regarding the Company’s segment information and provides a reconciliation between segment operating profit and the consolidated income (loss) from continuing operations before income taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue summary by segment
NA	$275.2	$302.5	$526.9	$561.7
AP	85.5	109.4	166.0	219.9
EMEA	106.5	106.1	192.1	192.9
LA	112.8	126.5	204.6	244.8
Total revenue	$580.0	$644.5	$1,089.6	$1,219.3

Intersegment revenue
NA	$12.7	$23.4	$30.6	$44.5
AP	26.2	40.3	46.1	59.7
EMEA	19.7	24.1	47.4	35.2
LA	0.1	0.1	0.2	0.2
Total intersegment revenue	$58.7	$87.9	$124.3	$139.6

Segment operating profit
NA	$63.0	$66.8	$116.4	$127.9
AP	6.2	14.3	14.9	32.5
EMEA	16.2	14.1	26.6	26.5
LA	13.8	13.2	20.8	16.3
Total segment operating profit	99.2	108.4	178.7	203.2

Corporate charges not allocated to segments (1)	(65.7)	(72.4)	(136.4)	(143.1)
Asset impairment charges	—	0.5	—	(18.9)
Restructuring charges	(5.0)	(7.1)	(5.4)	(10.2)
Net non-routine expense	(18.2)	(5.4)	(32.3)	(10.0)
	(88.9)	(84.4)	(174.1)	(182.2)
Operating profit	10.3	24.0	4.6	21.0
Other (expense) income	(46.0)	(1.2)	(20.4)	(11.7)
(Loss) income from continuing operations before taxes	$(35.7)	$22.8	$(15.8)	$9.3

(1)
Corporate charges not allocated to segments include headquarter-based costs associated with manufacturing administration, procurement, human resources, compensation and benefits, finance and accounting, global development/engineering, global strategy/mergers and acquisitions, global information technology, tax, treasury and legal.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Segment depreciation and amortization expense
NA	$3.1	$2.1	$6.0	$3.9
AP	1.6	1.8	3.3	3.4
EMEA	0.9	0.8	1.7	1.6
LA	1.6	1.0	3.2	3.9
Total segment depreciation and amortization expense	7.2	5.7	14.2	12.8
Corporate depreciation and amortization expense	8.7	11.0	16.7	20.1
Total depreciation and amortization expense	$15.9	$16.7	$30.9	$32.9

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2016
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

	June 30, 2016	December 31, 2015
Segment property, plant and equipment, at cost
NA	$110.8	$110.7
AP	54.0	53.3
EMEA	36.8	35.2
LA	61.7	51.9
Total segment property, plant and equipment, at cost	263.3	251.1
Corporate property plant and equipment, at cost, not allocated to segments	350.5	357.9
Total property, plant and equipment, at cost	$613.8	$609.0

The following table presents information regarding the Company’s revenue by service and product solution:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Financial self-service
Services	$304.6	$299.0	$593.9	$590.2
Products	188.5	268.9	345.7	472.7
Total financial self-service	493.1	567.9	939.6	1,062.9
Security
Services	51.9	53.9	99.3	104.3
Products	19.3	21.0	33.0	40.1
Total security	71.2	74.9	132.3	144.4
Total financial self-service and security	564.3	642.8	1,071.9	1,207.3
Brazil other	15.7	1.7	17.7	12.0
	$580.0	$644.5	$1,089.6	$1,219.3

Note 19: Acquisitions and Divestitures

Acquisitions

In the fourth quarter of 2015, the Company announced its intention to acquire all 29.8 Wincor Nixdorf ordinary shares outstanding (33.1 total Wincor Nixdorf ordinary shares issued inclusive of 3.3 treasury shares) through a voluntary tender offer for €38.98 in cash and 0.434 common shares of the Company per Wincor Nixdorf ordinary share outstanding. The Company considered a number of factors in connection with its evaluation of the proposed transaction, including significant strategic opportunities and potential synergies, as generally supporting its decision to enter into the business combination agreement with Wincor Nixdorf. As of March 29, 2016, the Company confirmed that it received 68.9 percent of total Wincor Nixdorf ordinary shares issued inclusive of treasury shares (76.5 percent of all Wincor Nixdorf ordinary shares outstanding) for purposes of satisfying the minimum tender condition of the offer. On April 15, 2016, the Company announced the final results of the offer that 22.9 Wincor Nixdorf ordinary shares had been tendered by the end of the statutory additional acceptance period on April 12, 2016, which (together with 0.2 voting proxies held by the Company) represented 69.9 percent of total Wincor Nixdorf ordinary shares issued inclusive of treasury shares (77.5 percent of all Wincor Nixdorf ordinary shares outstanding). The closing of the offer remains subject to antitrust approval in Poland, the last country in which antitrust clearance is required as a closing condition, and is on target to close in the summer of 2016. The Company intends to finance the cash portion of the offer consideration as well as any Wincor Nixdorf debt outstanding with funds available under the Company’s Credit Agreement and proceeds from the issuance and sale of the 2016 Senior Notes, which are required to be redeemed in the event that the offer has not closed by November 21, 2016 (refer to note 11). The Company is incurring interest expense as well as certain costs and fees, some of which will be payable even in the event the Acquisition is terminated or expires. Wincor Nixdorf has a fiscal year end of September 30 and is reported using International Financial Reporting Standards (IFRS) as issued by the European Union (EU). For the fiscal year ended September 30, 2015, Wincor Nixdorf recorded net sales of €2,427.0.

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
FORM 10-Q as of June 30, 2016
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

Divestitures

On October 25, 2015, the Company entered into a definitive asset purchase agreement with a wholly owned subsidiary of Securitas AB (Securitas Electronic Security) to divest its NA electronic security business located in the United States and Canada for an aggregate purchase price of $350.0 in cash, 10.0 percent of which was contingent based on the successful transition of certain customer relationships. The Company received the full payment of $35.0 in the first quarter of 2016 as all contingencies for this payment were achieved. For the NA electronic security business to continue its growth, it would have required resources and investment that the Company was not committed to make given its focus on the self-service market. The closing of the NA electronic security divestiture occurred on February 1, 2016 and the Company recorded a gain on sale, net of tax, of $0.5 and $149.6 for the three and six months ended June 30, 2016. The closing purchase price is subject to a customary working capital adjustment, which is expected to be finalized in the third quarter of 2016. The purchase agreement provides for customary representations, warranties, covenants and agreements.

The Company also agreed to provide certain transition services to Securitas Electronic Security after the closing, including providing Securitas Electronic Security a $6.0 credit for such services, of which $5.0 relates to a quarterly payment to Securitas Electronic Security and $1.0 is a credit against payments due from Securitas Electronic Security. During the three and six months ended June 30, 2016, $1.2 and $2.5, respectively, were paid as part of the quarterly payments and for the three and six months ended June 30, 2016, respectively, was used against amounts owed by Securitas Electronic Security and $0.7 and $1.0, respectively, was used against amounts owed by Securitas Electronic Security.

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

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2016
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following summarizes select financial information included in income from discontinued operations, net of tax:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net sales
Services	$—	$57.2	$16.3	$109.6
Products	—	31.6	8.5	59.9
	—	88.8	24.8	169.5
Cost of sales
Services	—	46.5	15.1	89.5
Products	—	25.6	6.9	47.3
	—	72.1	22.0	136.8
Gross profit	—	16.7	2.8	32.7
Selling and administrative expense	—	10.0	4.8	19.4
Income (loss) from discontinued operations before taxes	—	6.7	(2.0)	13.3
Income tax expense (benefit)	—	2.5	(0.7)	4.6
	—	4.2	(1.3)	8.7

Gain on sale of discontinued operations before taxes	—	—	243.3	—
Income tax (benefit) expense	(0.5)	—	93.7	—
Gain on sale of discontinued operations, net of tax	0.5	—	149.6	—
Income from discontinued operations, net of tax	$0.5	$4.2	$148.3	$8.7

The following summarizes the assets and liabilities classified as held for sale in the condensed consolidated balance sheet:

December 31, 2015
ASSETS
Cash and cash equivalents	$(1.5)
Trade receivables, less allowances for doubtful accounts of $4.0	75.6
Inventories	29.1
Prepaid expenses	0.9
Other current assets	5.0
Total current assets	109.1
Property, plant and equipment, net	5.2
Goodwill	33.9
Current assets held for sale	$148.2

LIABILITIES
Accounts payable	$24.8
Deferred revenue	13.3
Payroll and other benefits liabilities	6.6
Other current liabilities	4.7
Current liabilities held for sale	$49.4

As of December 31, 2015 all assets and liabilities classified as held for sale were included in total current assets based on the cash conversion of these assets and liabilities during the first quarter of 2016. The cash and cash equivalents of the NA electronic security business represents outstanding checks as of December 31, 2015.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2016
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

Prior to the sale, the Company's Venezuela operations consisted of a fifty-percent owned subsidiary, which was consolidated. Venezuela was measured using the U.S. dollar as its functional currency because its economy is considered highly inflationary. On February 10, 2015, the Venezuela government introduced a new foreign currency exchange platform called the Marginal Currency System, or SIMADI, which replaced the SICAD 2 mechanism, yielding another significant increase in the exchange rate. As of March 31, 2015, management determined it was unlikely that the Company would be able to convert bolivars under a currency exchange other than SIMADI and remeasured its Venezuela balance sheet using the SIMADI rate of 192.95 compared to the previous SICAD 2 rate of 50.86, which resulted in a loss of $7.5 recorded within foreign exchange loss, net in the condensed consolidated statements of operations in the first quarter of 2015.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2016
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and accompanying notes that appear within this quarterly report on Form 10-Q.

Introduction

Diebold, Incorporated and its subsidiaries provide the services, software and technology that connect people around the world with their money — bridging the physical and digital worlds of cash conveniently, securely and efficiently. Since its founding in 1859, Diebold has evolved to become a leading provider of exceptional self-service innovation, security and services to financial, retail, commercial and other markets. The Company employs approximately 15,000 associates globally, and its service staff is one of the financial industry's largest, with professionals in more than 600 locations and businesses in more than 90 countries worldwide. The Company continues to execute its multi-year transformation, Diebold 2.0, with the primary objective of transforming the Company into a world-class, services-led and software-enabled Company, supported by innovative hardware.

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

In 2015, the Company fully transitioned into the “Walk” phase of Diebold 2.0 whereby the Company continued to build on each pillar of cost, cash, talent and growth. Compared to the “Crawl” phase, the main difference in “Walk” is a greater emphasis on increasing the mix of revenue from services and software, as well as shaping the Company’s portfolio of businesses. As it relates to increasing the mix of services and software, the Company has sharpened its focus on pursuing and winning managed services and multi-vendor services contracts. Through the second quarter of 2016, the Company has approximately 28,000 ATMs under a managed services agreement and approximately 12,000 competitor ATMs under a service contract in NA. For the software business, the acquisition of Phoenix has significantly enhanced the Company's ability to capture more of the market for ATM, multi-vendor, marketing and asset management software.

As it relates to shaping the portfolio of businesses, the Company is making progress towards completing the pending business combination with Wincor Nixdorf. During the first half of 2016, the Company successfully surpassed the minimum threshold for tendered ordinary shares of Wincor Nixdorf and completed the required financing for the Acquisition.The Company has obtained a number of antitrust approvals in certain jurisdictions for the Acquisition. The closing of the takeover offer remains subject to antitrust approval in Poland, the last country in which antitrust clearance is required as a closing condition, and remains on target to close in the summer of 2016. Additionally, the Company completed the sale of its NA electronic security business in the first quarter of 2016.

In December 2015, the Company announced it is forming a new joint venture with a subsidiary of the Inspur Group, a Chinese cloud computing and data center company, to develop, manufacture and distribute FSS solutions in China. The Inspur Group will hold a majority stake of 51 percent in the new joint venture, which will be named Inspur (Suzhou) Financial Technology Service Co. Ltd. (Inspur JV). The joint venture will offer a complete range of self-service terminals within the Chinese market, including ATMs. Diebold will serve as the exclusive distributor outside of China for all products developed by the new joint venture, which will be sold under the Diebold brand. The Company does not expect to consolidate Inspur JV once the joint venture is formed and will include its results of operations in equity in earnings of an investee included in other (expense) income of the condensed consolidated statements of operations.

In addition, to support Diebold's services-led approach to the market, the Inspur Group will acquire a minority share of Diebold's current China joint venture. Moving forward, this business will be focused on providing a whole suite of services, including installation, maintenance, professional and managed services related to ATMs and other automated transaction solutions.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2016
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Solutions

The Company believes it is a leader in managed and maintenance services with a dedicated service network serving its customers across the globe. The combination of the Company’s differentiated security, remote management and highly-trained field technicians has made the Company a preferred choice for current and emerging self-service solutions. Through managed services, banks entrust the management of their ATM and security operations to the Company, allowing their associates to focus on core competencies. Furthermore, the Company’s managed services provide banks and credit unions with a leading-edge solutions that they need to stay competitive in the marketplace.

A significant demand driver in the global ATM marketplace is branch automation, which helps financial institutions grow revenue, reduce costs, and increase convenience and security for the banks’ customers by migrating routine transactions, typically done inside the branch, to lower-cost automated channels. The Company serves as a strategic partner to its customers by offering a complete branch automation solution — services, software and technology — that addresses the complete value chain of consult, design, build and operate. The Company’s Advisory Services team collaborates with its clients to help define the ideal customer experience, modify processes, refine existing staffing models and deploy technology to meet branch automation objectives. The Diebold Series in-lobby teller terminal (ILT) provides branch automation technology by combining the speed and accuracy of a self-service terminal with intelligence from the bank’s core systems, as well as the ability to complete higher value transactions away from the teller line.

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

An innovation that enhances security for customers is Diebold’s ActivEdge™ secure card reader. This is the ATM industry’s first complete anti-skimming, EMV compliant card reader that prevents all known forms of skimming, the most prevalent type of ATM crime. ActivEdge™ can assist financial institutions avoid skimming-related fraud losses, which, according to the ATM Industry Association, totals more than $2,000.0 annually worldwide. ActivEdge™ requires users to insert cards into the reader via the long edge, instead of the traditional short edge. The Company believes by shifting a card’s angle 90 degrees, ActivEdge™ prevents modern skimming devices from reading the card’s full magnetic strip, eliminating the devices’ ability to steal card data. The Company continues to invest in supporting current and developing new services, software and security solutions that align with the needs of its customers.

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2016
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Significant Highlights

In the fourth quarter of 2015, the Company announced its intention to acquire all 29.8 Wincor Nixdorf ordinary shares outstanding (33.1 total Wincor Nixdorf ordinary shares issued inclusive of 3.3 treasury shares) through a voluntary tender offer for €38.98 in cash and 0.434 common shares of the Company per Wincor Nixdorf ordinary share outstanding. The Company considered a number of factors in connection with its evaluation of the proposed transaction, including significant strategic opportunities and potential synergies, as generally supporting its decision to enter into the business combination agreement with Wincor Nixdorf. As of March 29, 2016, the Company confirmed that it received 68.9 percent of total Wincor Nixdorf ordinary shares issued inclusive of treasury shares (76.5 percent of all Wincor Nixdorf ordinary shares outstanding) for purposes of satisfying the minimum tender condition of the offer. On April 15, 2016, the Company announced the final results of the offer that 22.9 Wincor Nixdorf ordinary shares had been tendered by the end of the statutory additional acceptance period on April 12, 2016, which (together with 0.2 voting proxies held by the Company) represented 69.9 percent of total Wincor Nixdorf ordinary shares issued inclusive of treasury shares (77.5 percent of all Wincor Nixdorf ordinary shares outstanding). The closing of the offer remains subject to antitrust approval in Poland, the last country in which antitrust clearance is required as a closing condition, and is on target to close in the summer of 2016. The Company intends to finance the cash portion of the offer consideration as well as any Wincor Nixdorf debt outstanding with funds available under the Company’s Credit Agreement and proceeds from the issuance and sale of the 2016 Senior Notes, which are required to be redeemed in the event that the offer has not closed by November 21, 2016. The Company will incur interest expense along with continuing to incur certain costs and fees, some of which will be payable even in the event the Acquisition is terminated or expires. Wincor Nixdorf has a fiscal year end of September 30 and is reported using IFRS, as issued by the EU. For the fiscal year ended September 30, 2015, Wincor Nixdorf recorded net sales of €2,427.0. For more information related to the Acquisition, the Company has filed a Registration Statement on Form S-4 with the SEC which was declared effective by the SEC on February 5, 2016.

On October 25, 2015, the Company entered into a definitive asset purchase agreement with Securitas Electronic Security to divest its electronic security business located in the United States and Canada for an aggregate purchase price of $350.0 in cash, 10.0 percent of which was contingent based on the successful transition of certain customer relationships. The Company received the full payment of $35.0 in the first quarter of 2016 now that all contingencies for this payment have been achieved. For the NA electronic security business to continue its growth, it would require resources and investment that the Company was not committed to make given its focus on the self-service market. The closing of the NA electronic security divestiture occurred on February 1, 2016 and the Company recorded a gain on sale, net of tax, of $0.5 and $149.6 for the three and six months ended June 30, 2016. The closing purchase price is subject to a customary working capital adjustment. The Company also agreed to provide certain transition services to Securitas Electronic Security after the closing, including providing Securitas Electronic Security a $6.0 credit for such services, of which $5.0 relates to a quarterly payment to Securitas Electronic Security and $1.0 is a credit against payments due from Securitas Electronic Security. During the three and six months ended June 30, 2016, $1.2 and $2.5, respectively, were paid as part of the quarterly payments and $0.7 and $1.0, respectively, was used against amounts owed by Securitas Electronic Security. The operating results for the NA electronic security business were previously included in the Company's NA segment and have been reclassified to discontinued operations for all of the periods presented.

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

As of March 31, 2015, the Company agreed to sell its equity interest in its Venezuela joint venture to its joint venture partner and recorded a $10.3 impairment of assets in the first quarter of 2015. On April 29, 2015, the Company closed the sale for the estimated fair market value and recorded a $1.0 reversal of impairment of assets based on final adjustments in the second quarter of 2015, resulting in a $9.3 impairment of assets for the six months ended June 30, 2015. During the remainder of 2015, the Company incurred an additional $0.4 related to uncollectible accounts receivable. The Company no longer has a consolidating entity in Venezuela but will continue to operate in Venezuela on an indirect basis.

Prior to the sale, the Company's Venezuela operations consisted of a fifty-percent owned subsidiary, which was consolidated. Venezuela was measured using the U.S. dollar as its functional currency because its economy is considered highly inflationary. On February 10, 2015, the Venezuela government introduced a new foreign currency exchange platform called the Marginal Currency System, or SIMADI, which replaced the SICAD 2 mechanism, yielding another significant increase in the exchange

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2016
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

rate. As of March 31, 2015, management determined it was unlikely that the Company would be able to convert bolivars under a currency exchange other than SIMADI and remeasured its Venezuela balance sheet using the SIMADI rate of 192.95 compared to the previous SICAD 2 rate of 50.86, which resulted in a loss of $7.5 recorded within foreign exchange loss, net in the condensed consolidated statements of operations in the first quarter of 2015.

Results of Operations

The following discussion of the Company’s financial condition and results of operations provides information that will assist in understanding the financial statements and the changes in certain key items in those financial statements. The following discussion should be read in conjunction with the condensed consolidated financial statements and the accompanying notes that appear elsewhere in this quarterly report on Form 10-Q.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2016		2015		2016		2015
	Amount	% of Net sales	Amount	% of Net sales	Amount	% of Net sales	Amount	% of Net sales
Net sales	$580.0	100.0	$644.5	100.0	$1,089.6	100.0	$1,219.3	100.0
Gross profit	$155.1	26.7	$170.7	26.5	$293.9	27.0	$330.0	27.1
Operating expenses	$144.8	25.0	$146.7	22.8	$289.3	26.6	$309.0	25.3
Operating profit	$10.3	1.8	$24.0	3.7	$4.6	0.4	$21.0	1.7
Net (loss) income	$(20.3)	(3.5)	$23.9	3.7	$148.2	13.6	$18.3	1.5
Net income (loss) attributable to noncontrolling interests	$0.8	0.1	$1.7	0.3	$1.1	0.1	$(1.1)	(0.1)
Net (loss) income attributable to Diebold, Incorporated	$(21.1)	(3.6)	$22.2	3.4	$147.1	13.5	$19.4	1.6

Net Sales

The following table represents information regarding our net sales:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	2015	% Change	2016	2015	% Change
Financial self-service	$493.1	$567.9	(13.2)	$939.6	$1,062.9	(11.6)
Security	71.2	74.9	(4.9)	132.3	144.4	(8.4)
Brazil other	15.7	1.7	N/M	17.7	12.0	47.5
Net sales	$580.0	$644.5	(10.0)	$1,089.6	$1,219.3	(10.6)

FSS sales in the three months ended June 30, 2016 decreased $74.8 or 13.2 percent compared to the same period of 2015, including net unfavorable currency impact of $17.0 or 2.7 percent. FSS sales in the six months ended June 30, 2016 decreased $123.3 or 11.6 percent compared to the same period of 2015, including net unfavorable currency impact of $44.9 or 3.9 percent. The unfavorable currency impacts in the three and six months ended June 30, 2016 were related mainly to the Brazil real as well as smaller impacts from the South Africa rand, Turkish lira, India rupee, China renminbi and Canada dollar. The following results include the impact of foreign currency:

•
NA FSS sales in the three and six months ended June 30, 2016 decreased $26.0 and $29.1 or 10.6 and 6.5 percent, respectively, compared to the prior year periods. Unfavorable currency impact of $1.7 and $4.1 negatively influenced the three and six months ended June 30, 2016, respectively. Additionally, the decline in both time periods principally resulted from lower product and installation revenue in the U.S. regional bank space related to the wind down of the Agilis 3/Windows 7 upgrade project and lower volume in Canada as a result of a large deposit automation upgrade project that ended in the third quarter of 2015. These declines were partially offset by higher service revenue attributable to increased multi-vendor service contracts as well as increased product sales with our national customer portfolio.

•
AP FSS sales in the three and six months ended June 30, 2016 declined $23.9 and $53.0 or 22.9 and 25.1 percent, respectively, compared to the prior year periods. Unfavorable currency impact of $5.2 and $11.7 contributed to the decrease

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2016
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

in the three and six months ended June 30, 2016, respectively. In addition, the decrease in both time periods was largely attributable to a decline in product revenue stemming from lower volume primarily in China, where the government continues to encourage banks to increase their use of domestic ATM suppliers. India also contributed to the decline due to lower product sales volume and the correlating installation service revenue along with a decrease in managed services revenue compared to the prior periods.

•
EMEA FSS sales in the three months ended June 30, 2016 were flat compared to the prior year period and impacted by unfavorable currency of $3.7. On a constant currency basis, service revenue increased primarily due to incremental installation services projects in Switzerland and France. In addition, lower product volume in Turkey as we completed a large project in the prior year and distributor channels which was partially offset by higher product project activity in the UK and in Africa. FSS sales in the six months ended June 30, 2016 compared to the same period of 2015 decreased $1.2 or 0.6 percent. Unfavorable currency of $9.2 adversely impacted the six months ended June 30, 2016. On a constant currency basis, sales increased $8.0 as a result of higher installation and maintenance revenue across a majority of the region while product sales remained relatively flat.

•
LA FSS sales in the three and six months ended June 30, 2016 decreased $24.9 and $40.0 or 22.4 and 19.3 percent, respectively, compared to the prior year periods. Unfavorable currency impact of $6.4 and $19.9 related to the Brazil real negatively impacted the three and six months ended June 30, 2016, respectively. On a constant currency basis, the decrease in both time periods was principally a result of volume declines in Brazil, Central America and Chile that were partially offset by higher volume in Mexico and regional distributor channels. In addition, Venezuela contributed to the decrease in revenue for the six months ended June 30, 2016 as the Company sold its equity interest in the joint venture in April of 2015.

Security sales in the three and six months ended June 30, 2016 decreased $3.7 and $12.1 or 4.9 and 8.4 percent, respectively, compared to the same period in 2015 and was impacted by $0.7 and $1.9 of unfavorable currency, respectively. In addition to the currency impact, NA physical security business decreased due to overall volume declines more heavily weighted in the national bank space when compared to the prior year. The electronic security business declined in both the three and six months ended June 30, 2016 primarily in LA attributable to lower sales in Chile and Ecuador, which was partially offset by the transition services revenue in NA as a sub-contractor to Securitas.

Brazil other sales in the three and six months ended June 30, 2016 increased $14.0 and $5.7, respectively due to an increase in election equipment sales and a reduction in both information technology and lottery sales compared to the same prior year periods. Unfavorable currency impact of $0.2 and $3.3 adversely influenced the three and six months ended June 30, 2016.

Gross Profit

The following table represents information regarding our gross profit:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	2015	% Change	2016	2015	% Change
Gross profit - services	$121.1	$118.6	2.1	$229.3	$230.3	(0.4)
Gross profit - products	34.0	52.1	(34.7)	64.6	99.7	(35.2)
Total gross profit	$155.1	$170.7	(9.1)	$293.9	$330.0	(10.9)

Gross margin – services	34.0%	33.6%		33.1%	33.2%
Gross margin – products	15.2%	17.9%		16.3%	19.0%
Total gross margin	26.7%	26.5%		27.0%	27.1%

Service gross margins for the three and six months ended June 30, 2016 were relatively flat as favorable service gross margins and profit in EMEA and NA, driven primarily by higher service volume, were partially offset by declines in AP related to customer service level agreement contract requirements in India and sales price reductions in Thailand. Additionally, LA declined due to revenue mix and restructuring charges of $1.3. In the three and six months ended June 30, 2016, service gross profit included restructuring charges of $1.4 and $1.7, respectively, compared to $1.1 in both the three and six months ended June 30, 2015.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2016
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

The decrease in product gross margin for the three months ended June 30, 2016 compared to the same period in 2015 was mainly due to lower volume combined with an unfavorable blend of country revenue and product solution mix as well as deteriorating market conditions in China. The decrease in product gross margin in the six months ended June 30, 2016 was due to the previously mentioned reasons for the decline in the three months ended June 30, 2016 with the exception of LA which had a product gross margin increase of 2.4 percent attributable to a favorable change in product solution mix in Brazil. Product gross profit included total restructuring charges and non-routine expenses of $0.3 and $0.6 in the three and six months ended June 30, 2016, respectively, compared to total restructuring charges and non-routine expenses of $1.8 in both the three and six months ended June 30, 2015.

Operating Expenses

The following table represents information regarding our operating expenses:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	2015	% Change	2016	2015	% Change
Selling and administrative expense	$127.3	$124.9	1.9	$252.9	$245.4	3.1
Research, development and engineering expense	17.6	23.9	(26.4)	36.1	46.2	(21.9)
Impairment of assets	—	(0.5)	100.0	—	18.9	(100.0)
(Gain) loss on sale of assets, net	(0.1)	(1.6)	93.8	0.3	(1.5)	N/M
Total operating expenses	$144.8	$146.7	(1.3)	$289.3	$309.0	(6.4)

The increase in selling and administrative expense in the three and six months ended June 30, 2016 compared to the same period of 2015 primarily resulted from higher non-routine charges. These increases were partially offset by favorable selling expense primarily related to the recovery of bad debt expense in Brazil, lower IT and marketing expense tied to transformation initiatives and a favorable currency impact. Non-routine expenses of $17.9 and $4.9 were included in the three months ended June 30, 2016 and 2015, respectively. The primary component of the non-routine expenses in the three months ended June 30, 2016 pertained to acquisition and divestiture costs totaling $14.5 as well as $3.4 of legal, indemnification and professional fees related to the corporate monitor. Selling and administrative expense included restructuring charges of $3.7 and $4.7 in the three months ended June 30, 2016 and 2015, respectively. Non-routine expenses of $31.7 and $9.5 were included in the six months ended June 30, 2016 and 2015, respectively. The primary component of the non-routine expenses in the six months ended June 30, 2016 pertained to acquisition and divestiture costs totaling $25.5 as well as $6.2 of legal, indemnification and professional fees related to the corporate monitor. Selling and administrative expense included restructuring charges of $3.6 and $7.3 in the six months ended June 30, 2016 and 2015, respectively.

Research, development and engineering expense as a percent of net sales in the three and six months ended June 30, 2016 were 3.0 percent and 3.3 percent, respectively, compared with the same periods in 2015, which were 3.7 percent and 3.8 percent, respectively. The decrease in the three and six months ended June 30, 2016 is primarily related to lower reinvestment associated with transformation initiatives compared to the same prior year period. The six months ended June 30, 2016 was partially offset by an increase in incremental expense associated with the Phoenix business operations.

The (gain) loss on sale of assets in the three and six months ended June 30, 2015 was primarily due to the sale of a building in NA.

Operating Profit

The following table represents information regarding our operating profit:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	2015	% Change	2016	2015	% Change
Operating profit	$10.3	$24.0	(57.1)	$4.6	$21.0	(78.1)
Operating profit margin	1.8%	3.7%		0.4%	1.7%

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2016
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

The change in operating profit for the three and six months ended June 30, 2016 compared to the same periods in 2015 were driven by a decline in product gross profit associated with volume declines and country revenue mix in all of the regions as well as the deteriorating market conditions in China, while service gross profit remained relatively flat. Additionally, a decline in operating expense helped to partially offset the decrease in gross profit primarily due to lower selling and R&D expense offset by higher non-routine charges.

Other (Expense) Income

The following table represents information regarding our other (expense) income, net:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	2015	% Change	2016	2015	% Change
Interest income	$6.3	$6.8	(7.4)	$11.2	$14.7	(23.8)
Interest expense	(24.3)	(7.6)	N/M	(35.8)	(15.6)	N/M
Foreign exchange loss, net	(1.2)	(1.3)	7.7	(3.6)	(10.5)	65.7
Miscellaneous, net	(26.8)	0.9	N/M	7.8	(0.3)	N/M
Other (expense) income, net	$(46.0)	$(1.2)	N/M	$(20.4)	$(11.7)	(74.4)

The decrease in interest income in the three and six months ended June 30, 2016, compared with the same period in 2015, was driven primarily by unfavorable currency impact and a decrease in customer financing in Brazil. Interest expense in the three and six months ended June 30, 2016 was higher than the prior year periods associated with the financing required for the Acquisition. The foreign exchange loss, net for the three months ended June 30, 2016 was flat compared to 2015. During the six months ended June 30, 2015, foreign exchange loss, net included $7.5 related to the devaluation of Venezuela currency. Miscellaneous, net in the three months ended June 30, 2016 included a mark-to-market loss of $22.7 associated with the Company’s foreign currency forward contract entered into on April 29, 2016 and $6.3 in financing fees related to the Company’s bridge financing required for the debt undertaken for the acquisition of Wincor Nixdorf. In addition, the six months ended June 30, 2016 included a mark-to-market gain of $35.6 associated with the Company's foreign currency option contracts entered into on November 23, 2015.

(Loss) Income From Continuing Operations, Net of Tax

The following table represents information regarding our (loss) income from continuing operations, net of tax:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	2015	% Change	2016	2015	% Change
(Loss) income from continuing operations, net of tax	$(20.8)	$19.7	N/M	$(0.1)	$9.6	N/M
Percent of net sales	(3.6)%	3.1%		—%	0.8%
Effective tax rate	41.7%	13.6%		99.4%	(3.2)%

(Loss) income from continuing operations, net of tax was $(20.8) and $19.7 for the three months ended June 30, 2016 and 2015, respectively, and was $(0.1) and $9.6 for the six months ended June 30, 2016 and 2015, respectively. The decrease is primarily due to the reasons described above and the change in income tax (benefit) expense.

The tax rate on the loss for the three and six months ended June 30, 2016 increased due to the recognition of favorable discrete items, including the release of an uncertain tax position and discrete expenses related to the Acquisition. The tax rate for these periods was also increased by a reduction in the deferred tax liability associated with the Company’s undistributed foreign subsidiary earnings. The foreign currency hedges related to the Acquisition generated a loss for the three months ended June 30, 2016 and a net gain for six months ended June 30, 2016. The non-taxable treatment of these hedges had the impact of decreasing the rate in the three months ended June 30, 2016 and increasing the rate for the six months ended June 30, 2016. The tax rate on income for the three and six months ended June 30, 2015 benefited from a release of an uncertain tax position due to the expiration of the statute of limitations. Additionally, the tax rate for the six months ended June 30, 2015 benefited from discrete tax items related to the Venezuela divestiture and the release of a valuation allowance.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2016
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Income From Discontinued Operations, Net of Tax

Income from discontinued operations, net of tax was $0.5 and $4.2 for the three months ended June 30, 2016 and 2015, respectively, and was $148.3 and $8.7 for the six months ended June 30, 2016 and 2015, respectively. The closing of the NA electronic security divestiture occurred on February 1, 2016 and the Company recorded a gain on sale, net of tax, of $0.5 and $149.6 for the three and six months ended June 30, 2016. The closing purchase price is subject to a customary working capital adjustment which is expected to be finalized in the third quarter of 2016. Additionally, the income from discontinued operations, net of tax includes a net loss of $1.3 as a result of the operations included through February 1, 2016 and net income of $4.2 and $8.7 for the three and six months ended June 30, 2015, respectively.

Net (Loss) Income

Net (loss) income decreased $44.2 to a net loss of $20.3 for the three months ended June 30, 2016, compared to income of $23.9 for the same period in 2015, and increased $129.9 to net income of $148.2 for the six months ended June 30, 2016, compared to income of $18.3 for the same period in 2015, due to the reasons described above.

Segment Revenue and Operating Profit Summary

The following tables represent information regarding our revenue and operating profit by reporting segment:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
North America	2016	2015	% Change	2016	2015	% Change
Revenue	$275.2	$302.5	(9.0)	$526.9	$561.7	(6.2)
Segment operating profit	$63.0	$66.8	(5.7)	$116.4	$127.9	(9.0)
Segment operating profit margin	22.9%	22.1%		22.1%	22.8%

NA revenue in the three and six months ended June 30, 2016 decreased compared to the prior year period primarily due to lower product revenue in the Canadian and U.S. regional FSS businesses as well as lower revenue from physical security. These decreases were partially offset by higher service revenue in the U.S. as a result of increased multi-vendor service contracts, higher product sales with our national customer portfolio and the incremental benefit from Phoenix business operations. Segment operating profit decreased in both the three and six months ended June 30, 2016 due to lower product volume and unfavorable customer and product solution mix in the U.S., which adversely impacted gross profit and was partially offset by an increase in service gross profit driven by higher volume and incremental profit from Phoenix. Segment operating profit was also impacted by higher operating expense in both the three and six months ended June 30, 2016. In the three and six months ended June 30, 2015, segment operating profit was higher primarily due to the gain on sale of the Company’s Lexington, North Carolina manufacturing plant. The six months ended June 30, 2016 included incremental operating expense associated with Phoenix.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Asia Pacific	2016	2015	% Change	2016	2015	% Change
Revenue	$85.5	$109.4	(21.8)	$166.0	$219.9	(24.5)
Segment operating profit	$6.2	$14.3	(56.6)	$14.9	$32.5	(54.2)
Segment operating profit margin	7.3%	13.1%		9.0%	14.8%

AP revenue in the three and six months ended June 30, 2016 decreased from the prior year comparable periods mainly as a result of a decline in product revenue stemming from lower volume particularly in China, where the government continues to encourage banks to increase their use of domestic ATM suppliers. India also contributed to the decline due to lower product sales volume and corresponding installation service revenue as well as a decrease in managed services revenue. Revenue for the three and six months ended June 30, 2016 was also adversely impacted by unfavorable currency of $5.5 and $12.2, respectively. Segment operating profit in the three and six months ended June 30, 2016 compared to the same periods of 2015 decreased from a combination of lower product gross profit primarily driven by volume declines and deteriorating market conditions in China and lower service gross profit related to customer service level agreement contract requirements in India.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2016
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Europe, Middle East and Africa	2016	2015	% Change	2016	2015	% Change
Revenue	$106.5	$106.1	0.4	$192.1	$192.9	(0.4)
Segment operating profit	$16.2	$14.1	14.9	$26.6	$26.5	0.4
Segment operating profit margin	15.2%	13.3%		13.8%	13.7%

EMEA revenue in the three and six months ended June 30, 2016 was relatively flat compared to the prior year periods due to unfavorable currency impact of $3.7 and $9.2, respectively. Excluding currency impact, the three months ended June 30, 2016 increased $4.1, or 4.0 percent, due to higher service revenue primarily in Switzerland and France. In addition, lower product volume in Turkey and with our distributor channels was partially offset by higher product volume in the UK and in Africa. In the six months ended June 30, 2016, revenue increased $8.4, in constant currency, as a result of higher installation and contract service sales across a majority of the region while product sales remained relatively flat. Additionally, a significant increase in product volume in Switzerland was offset by a decline from the remaining region. Segment operating profit increased in the three months ended June 30, 2016 mainly due to higher service volume which was partially offset by a decrease in product gross profit mainly attributable to a volume decline and unfavorable product mix in our European distributor channels. In the six months ended June 30, 2016, segment operating profit was relatively flat compared to the prior year and increased $1.3 in constant currency driven by higher service gross profit.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Latin America	2016	2015	% Change	2016	2015	% Change
Revenue	$112.8	$126.5	(10.8)	$204.6	$244.8	(16.4)
Segment operating profit	$13.8	$13.2	4.5	$20.8	$16.3	27.6
Segment operating profit margin	12.2%	10.4%		10.2%	6.7%

LA revenue decreased in the three and six months ended June 30, 2016 mainly driven by unfavorable currency impact related to the Brazil real of $7.0 and $24.5, respectively. On a constant currency basis, the decrease in both time periods resulted from lower FSS revenue in Brazil which was only partially offset by Brazil election systems and higher FSS volumes from Mexico and Argentina distributors. Segment operating profit in the three and six months ended June 30, 2016 increased as Brazil stabilized and lower product and service gross profit was more than offset by favorable operating expense which benefited from bad debt recovery and cost control measures.

Refer to note 18 to the condensed consolidated financial statements for further details of segment revenue and operating profit.

Liquidity and Capital Resources

The Company's total cash and cash availability as of June 30, 2016 and December 31, 2015 was as follows:

	June 30, 2016	December 31, 2015
Cash and cash equivalents	$335.5	$313.6
Additional cash availability from
Uncommitted lines of credit	97.5	69.0
Revolving credit facility	210.0	352.0
Restricted cash	1,823.0	—
Short-term investments	26.6	39.9
Total cash and cash availability	$2,492.6	$774.5

Capital resources are obtained from income retained in the business, borrowings under the Company’s senior notes, committed and uncommitted credit facilities and operating and capital leasing arrangements. Management expects that the Company’s capital resources will be sufficient to finance planned working capital needs, research and development activities, investments in facilities or equipment, pension contributions, the payment of dividends on the Company’s common shares and any repurchases of the Company’s common shares for at least the next 12 months. As of June 30, 2016, $298.4 or 82.4 percent of the Company's unrestricted cash and cash equivalents and short-term investments reside in international tax jurisdictions. Repatriation of these funds could

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2016
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

be negatively impacted by potential payments for foreign and domestic taxes. The Company has approximately $150.0 that is available for repatriation with no additional tax expense as the Company has already provided for such taxes. Part of the Company’s growth strategy is to pursue acquisitions complementary to the Company's future structure. The Company has made acquisitions in the past and intends to make acquisitions in the future. The Company intends to finance any future acquisitions with either cash and short-term investments, cash provided from operations, borrowings under available credit facilities, proceeds from debt or equity offerings and/or the issuance of common shares. The Company has successfully obtained the appropriate financing for the Acquisition with the revolver and term loans under the Credit Agreement and the 2016 Senior Notes.

The following table summarizes the results of our condensed consolidated statement of cash flows for the six months ended June 30:

Summary of cash flows:	2016	2015
Net cash used by operating activities - continuing operations	$(200.0)	$(99.4)
Net cash used by investing activities - continuing operations	(1,724.5)	(82.5)
Net cash provided by financing activities	1,584.9	122.6
Discontinued operations, net	358.9	(0.4)
Effect of exchange rate changes on cash and cash equivalents	4.1	(17.8)
Increase (decrease) in cash and cash equivalents	$23.4	$(77.5)

Operating Activities

Cash flows from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments for income taxes, restructuring activities, pension funding and other items impact reported cash flows.

Net cash used by operating activities - continuing operations was $200.0 for the six months ended June 30, 2016, an increase of $100.6 from $99.4 for the same period in 2015.

•
The aggregate of trade accounts receivable, inventories and accounts payable used $167.4 in operating cash flows during the six months ended June 30, 2016, compared to $131.4 used during the same period of 2015. In general, the amount of cash flow provided or used by the aggregate of trade accounts receivable, inventories and trade accounts payable depends upon how effectively the Company manages the cash conversion cycle, which represents the number of days that elapse from the day it pays for the purchase of raw materials and components to the collection of cash from its customers and can be significantly impacted by the timing of collections and payments in a period. The accounts receivable use is lower due to an increase in collections compared to the prior year same period. Inventory was relatively consistent year over year. Accounts payable use is higher due to increased payments primarily in NA related to deal costs and reductions in purchases.

•
In the aggregate the other combined certain assets and liabilities used $60.7 of operating cash during the six months ended June 30, 2016, compared to $44.3 provided in the same period of 2015. The decrease is primarily due to a reduction in collections of finance receivables and warranty accruals.

•
Net income for the six months ended June 30, 2016 increased $129.9, which is primarily attributable to the gain from the NA electronic security business divestiture. Net (loss) income from continuing operations, net of tax, decreased $(9.7) primarily due to the increase in interest expense as a result of higher average outstanding borrowings during 2016 compared to the same period of 2015.

On November 23, 2015, the Company entered into two foreign currency option contracts to purchase €1,416.0 for $1,547.1 to hedge against the effect of exchange rate fluctuations on the euro-denominated cash consideration related to the Acquisition and estimated euro denominated deal related costs and any outstanding Wincor Nixdorf borrowings. At that time, the cash component of the purchase price consideration approximated €1,162.2. The foreign currency option contracts were sold during the second quarter of 2016 for cash proceeds of $42.6 which are included in investing activities in the condensed consolidated statements of cash flows resulting in a gain of $35.6 during the six months ended June 30, 2016 and $7.0 during the fourth quarter of 2015. The weighted average strike price was $1.09 per euro. These foreign currency option contracts were non-designated and included in other current assets as of December 31, 2015 based on the net asset position.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2016
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

On April 29, 2016, the Company entered into one foreign currency forward contract to purchase €713.0 for $820.9 to hedge against the effect of exchange rate fluctuations on the euro-denominated cash consideration related to the Acquisition and estimated euro denominated deal related costs and any outstanding Wincor Nixdorf borrowings. The forward rate is $1.1514. This foreign currency forward contract is non-designated and included in other current assets or other current liabilities based on the net asset or net liability position, respectively, in the condensed consolidated balance sheets. The gains and losses from the revaluation of the foreign currency forward contract are included in other (expense) income miscellaneous, net on the condensed consolidated statements of operations.

During the three and six months ended June 30, 2016, the Company recorded a $(23.6) and $12.9, respectively, mark-to-market (loss) gain on foreign currency and forward option contracts reflected in miscellaneous, net. The fair value of the Company's foreign currency forward and option contracts were $(22.7) as of June 30, 2016 and $7.0 as of December 31, 2015, respectively, and are included in other current liabilities and other current assets, respectively.

Investing Activities

Net cash used by investing activities - continuing operations was $1,724.5 for the six months ended June 30, 2016 compared to net cash used by investing activities of $82.5 for the same period in 2015. The $1,642.0 change was primarily related to the 2016 activities related to $1,768.1 restricted cash to be used for the Acquisition offset by the $42.6 proceeds from sale of foreign currency option contract. In March 2015, payments for acquisition, net of cash acquired of $59.4 related to the acquisition Phoenix.

Financing Activities

Net cash provided by financing activities was $1,584.9 for the six months ended June 30, 2016 compared to net cash provided by financing activities of $122.6 for the same period in 2015 for a period over period increase of $1,462.3. The change was primarily due to the period over period increase of $1,521.4 in debt borrowings, net of repayments and $11.2 debt issuance costs associated with the debt borrowings for the Acquisition.

The cash flows related to debt borrowings and repayments were as follows:

	Six Months Ended
	June 30, 2016
	June 30, 2016	June 30, 2015
Revolving credit facility borrowings (repayments), net	$142.0	$(68.0)

Proceeds from Term Loan A Facility under the Credit Agreement	$—	$230.0
Proceeds from Term Loan B Facility ($1,000.0) under the Credit Agreement	990.0	—
Proceeds from Term Loan B Facility (€350.0) under the Credit Agreement	398.1	—
Proceeds from 2016 Senior Notes	393.0	—
International short-term uncommitted lines of credit borrowings	25.9	41.2
Other debt borrowings	$1,807.0	$271.2

Payments on 2006 Senior Notes	$(225.0)	$—
Payments on Term Loan A Facility under the Credit Agreement	(5.8)	—
International short-term uncommitted lines of credit and other repayments	(25.4)	(42.3)
Other debt repayments	$(256.2)	$(42.3)

The cash provided (used) by the discontinued operations, net, primarily related to the $365.2 proceeds received for the NA electronic security business divestiture that includes a preliminary working capital adjustment which is expected to be finalized in the third quarter of 2016.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2016
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Effect of exchange rate changes on cash and cash equivalents was negatively impacted by $9.5 related to the currency devaluation in Venezuela for the six months ended June 30, 2015.

Debt As of June 30, 2016, the Company had various international short-term uncommitted lines of credit with borrowing limits of $113.5. The weighted-average interest rate on outstanding borrowings on the short-term uncommitted lines of credit as of June 30, 2016 and December 31, 2015 was 10.49 percent and 5.66 percent, respectively. Short-term uncommitted lines mature in less than one year. The amount available under the short-term uncommitted lines at June 30, 2016 was $97.5.

The Company entered into a revolving and term loan credit agreement (the Credit Agreement), dated as of November 23, 2015, among the Company and certain of the Company's subsidiaries, as borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders named therein. The Credit Agreement included, among other things, mechanics for the Company’s existing revolving and term loan A facilities to be refinanced under the Credit Agreement. On December 23, 2015, the Company entered into a Replacement Facilities Effective Date Amendment among the Company, certain of the Company’s subsidiaries, the lenders identified therein and JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to which the Company refinanced its existing $520.0 revolving and $230.0 term loan A senior unsecured credit facilities (which have been terminated and repaid in full) with, respectively, a new unsecured revolving facility (the Revolving Facility) in an amount of up to $520.0 and a new (non-delayed draw) unsecured Term Loan A Facility on substantially the same terms as the Delayed Draw Term Facility (as defined in the Credit Agreement) in the amount of up to $230.0. The Delayed Draw Term Facility of $250.0 may be drawn up to one year after the closing date of the Acquisition. The Revolving Facility and Term Loan A Facility will be subject to the same maximum consolidated net leverage ratio and minimum consolidated interest coverage ratio as the Delayed Draw Term Facility. On December 23, 2020, the Term Loan A Facility will mature and the Revolving Facility will automatically terminate. The weighted-average interest rate on outstanding revolving credit facility borrowings as of June 30, 2016 and December 31, 2015 was 1.88 percent and 2.33 percent, respectively, which is variable based on the LIBOR. The amount available under the revolving credit facility as of June 30, 2016 was $210.0.

On April 19, 2016, the Company issued $400.0 aggregate principal amount of the 2016 Senior Notes in an offering exempt from the registration requirements of the Securities Act of 1933 in connection with the Acquisition. The 2016 Senior Notes are and will be guaranteed by certain of the Company’s existing and future domestic subsidiaries. If the Acquisition has not closed by November 21, 2016, the Company will be required to redeem the 2016 Senior Notes in whole at a redemption price equal to 100 percent of the aggregate principal amount, plus accrued and unpaid interest to, but excluding, the redemption date.

Also in April 2016, allocation and pricing of the Term Loan B Facility provided under the Credit Agreement (which Term Loan B Facility is intended to provide part of the financing for the Acquisition) was completed. The Term Loan B Facility consists of a $1,000.0 U.S. dollar-denominated tranche that bears interest at LIBOR plus an applicable margin of 4.50 percent (or, at the Company’s option, prime plus an applicable margin of 3.50 percent), and a €350.0 euro-denominated tranche that will bear interest at EURIBOR plus an applicable margin of 4.25 percent. Each tranche funded during the second quarter of 2016 at 99 percent of par.

The Company incurred $10.4 and $11.2 of fees in the three and six months ended June 30, 2016, respectively, related to the debt, which are amortized as a component of interest expense over the terms.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2016
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Below is a summary of financing and replacement facilities information, upon closing of the Acquisition and first compliance certificate:

Financing and Replacement Facilities	Interest Rate Index and Margin	Maturity/Termination Dates	Term (Years)
Credit Agreement facilities
Revolving Facility	LIBOR + 2.00%	December 2020	5
Term Loan A Facility	LIBOR + 2.00%	December 2020	5
Delayed Draw Term Loan A	LIBOR + 2.00%	December 2020	5
Term Loan B Facility ($1,000.0)	LIBOR(i) + 4.50%	November 2023	7.5
Term Loan B Facility (€350.0)	EURIBOR(ii) + 4.25%	November 2023	7.5
2016 Senior Notes	8.5%	April 2024	8

(i)	LIBOR with a floor of 0.75%.

(ii)	EURIBOR with a floor of 0.75%.

Following the close of the Acquisition, the debt facilities under the Credit Agreement will be secured by substantially all assets of the Company and its domestic subsidiaries that are borrowers or guarantors under the Credit Agreement, subject to certain exceptions and permitted liens.

In March 2006, the Company issued the 2006 Senior Notes in an aggregate principal amount of $300.0. The Company funded the repayment of $75.0 aggregate principal amount of the 2006 Senior Notes at maturity in March 2013 using borrowings under its revolving credit facility and the repayment of $175.0 aggregate principal amount of the Company's 2006 Senior Notes which matured in March 2016 through the use of proceeds from the divestiture of the Company's NA electronic security business. Prepayment of the remaining $50.0 aggregate principal amount of the 2006 Senior Notes were paid in full on May 2, 2016. The prepayment included a make-whole premium of $3.9 which was paid in addition to the principal and interest of the 2006 Senior Notes and is included in interest expense for the six months ended June 30, 2016.

The Company’s financing agreements contain various restrictive financial covenants, including net debt to capitalization, net debt to EBITDA and net interest coverage ratios. As of June 30, 2016, the Company was in compliance with the financial and other covenants in its debt agreements.

Restricted Cash As of June 30, 2016, the Company had $1,823.0 in restricted cash to be used for the cash portion of the Acquisition, paying off existing debt and related interest, as well as any deal costs pursuant to the terms of the Credit Agreement. The carrying value of restricted cash approximates its fair value and is included in cash flows from investing and financing activities. Restricted cash in investing activities consists of the proceeds from the debt borrowings related to the Acquisition. Restricted cash in financing activities consists of the domestic net proceeds from the NA electronic security divestiture offset by the $175.0 and $50.0 payment of the 2006 Senior Notes during the first and second quarter of 2016, respectively. Restricted cash is expected to fully utilized or unrestricted no later than the fourth quarter of 2016.

Dividends The Company paid dividends of $38.0 and $37.8 in the six months ended June 30, 2016 and 2015, respectively. Quarterly dividends were $0.2875 per share for both periods. The Company announced during the fourth quarter of 2015 its intention to pay a dividend at a rate less than the Company's current annual dividend rate following the close of the Acquisition which is expected during the third quarter of 2016.

Contractual Obligations In the first six months of 2015, the Company entered into purchase commitments due within one year for materials through contract manufacturing agreements for a total negotiated price. At June 30, 2016, the Company had purchase commitments due within one year totaling $6.8 for materials through contract manufacturing agreements at negotiated prices.

The Company has funded the term loans available under the Credit Agreement and issued $400.0 aggregate principal amount of the 2016 Senior Notes. Refer to the aforementioned debt section for more details.

Except for the items noted above, all contractual cash obligations with initial and remaining terms in excess of one year and contingent liabilities remained generally unchanged at June 30, 2016 compared to December 31, 2015.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of June 30, 2016
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

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

Management believes there have been no significant changes during the six months ended June 30, 2016 to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s annual report on Form 10-K for the year ended December 31, 2015.

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

•
the ultimate outcome and results of integrating the operations of the Company and Wincor Nixdorf, the ultimate outcome of the Company’s pricing, operating and tax strategies applied to Wincor Nixdorf and the ultimate ability to realize synergies;

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

On November 23, 2015, the Company entered into two foreign currency option contracts to purchase €1,416.0 for $1,547.1 to hedge against the effect of exchange rate fluctuations on the euro-denominated cash consideration related to the Acquisition and estimated euro denominated deal related costs and any outstanding Wincor Nixdorf borrowings. At the time, the cash component of the purchase price consideration approximated €1,162.2. The foreign currency option contracts were sold during the second quarter of 2016 for cash proceeds of $42.6 which are included in investing activities in the condensed consolidated statements of cash flows resulting in a gain of $35.6 during the six months ended June 30, 2016 and $7.0 during the fourth quarter of 2015. The weighted average strike price was $1.09 per euro. These foreign currency option contracts were non-designated and included in other current assets on the condensed consolidated balance sheets as of December 31, 2015 based on the net asset position.

On April 29, 2016, the Company entered into one foreign currency forward contract to purchase €713.0 for $820.9 to hedge against the effect of exchange rate fluctuations on the euro-denominated cash consideration related to the Acquisition and estimated euro denominated deal related costs and any outstanding Wincor Nixdorf borrowings. The forward rate is $1.1514. This foreign currency forward contract is non-designated and included in other current assets or other current liabilities based on the net asset or net liability position, respectively, in the condensed consolidated balance sheets. The gains and losses from the revaluation of the foreign currency forward contract are included in other (expense) income miscellaneous, net on the condensed consolidated statements of operations. Changes in foreign exchange rates between the U.S dollar and euro can create substantial gains and losses from the revaluation of the derivative instrument.

Refer to the Company’s annual report on Form 10-K for the year ended December 31, 2015 for a discussion of market risk exposures. There have been no material changes in this information since December 31, 2015.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2016
(in millions, except per share amounts)

Item 4: Controls and Procedures

This quarterly report on Form 10-Q includes the certifications of our chief executive officer (CEO) and chief financial officer (CFO) required by Rule 13a-14 of the Securities Exchange Act of 1934 (the Exchange Act). See Exhibits 31.1 and 31.2. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.

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

In connection with the preparation of this quarterly report on Form 10-Q, the Company's management, under the supervision and with the participation of the CEO and CFO, conducted an evaluation of disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the CEO and CFO have concluded that such disclosure controls and procedures were effective as of June 30, 2016.

Change in Internal Controls

We continued a phased implementation of enterprise resource planning systems in our NA operations, a portion of which was completed during 2015 and the balance expected to be substantially completed during 2016. We believe we are maintaining and monitoring appropriate internal controls during the implementation period. During the quarter ended June 30, 2016, there have been no other changes in our internal control over financial reporting during the period covered by this quarterly report on 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2016
(in millions, except per share amounts)

Part II – Other Information
Item 1: Legal Proceedings

At June 30, 2016, the Company was a party to several lawsuits as well as several routine indirect tax claims from various taxing authorities globally that were incurred in the normal course of business, which neither individually nor in the aggregate are considered material by management in relation to the Company's financial position or results of operations. In addition, the Company has indemnification obligations with certain former employees and costs associated with these indemnifications are expensed as incurred. In management's opinion, the Company's condensed consolidated financial statements would not be materially affected by the outcome of those legal proceedings, commitments or asserted claims.

For more information regarding legal proceedings, please refer to Part I, Item 3 of the Company's annual report on Form 10-K for the year ended December 31, 2015. There have been no material developments with respect to the legal proceedings reported in the Company's annual report on Form 10-K for the year ended December 31, 2015.

Item 1A: Risk Factors

Refer to the Company’s annual report on Form 10-K for the year ended December 31, 2015. Except as presented below, there has been no material change to this information since December 31, 2015.

Economic conditions and regulatory changes leading up to and following the United Kingdom’s likely exit from the European Union could have a material adverse effect on our business and results of operations.

Following a referendum in June in which voters in the United Kingdom (U.K.) approved an exit from the European Union (EU), it is expected that the U.K. government will initiate a process to leave the EU (often referred to as Brexit) and begin negotiating the terms of the U.K.’s future relationship with the EU. The Company faces uncertainty regarding the impact of the likely exit of the U.K. from the EU. Adverse consequences such as deterioration in global economic conditions, stability in global financial markets, volatility in currency exchange rates or adverse changes in regulation of the cross-border agreements could have a negative impact on our operations, financial condition and results of operations.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Information concerning the Company’s share repurchases made during the second quarter of 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
April	2,554	$28.58	—	2,426,177
May	9,287	$21.53	—	2,426,177
June	9,776	$26.38	—	2,426,177
Total	21,617	$26.61	—

(1)	All shares were surrendered or deemed surrendered to the Company in connection with the Company’s share-based compensation plans.

(2)
The total number of shares repurchased as part of the publicly announced share repurchase plan since its inception was 13,450,772 as of June 30, 2016. The plan was approved by the Board of Directors in 1997. The Company may purchase shares from time to time in open market purchases or privately negotiated transactions. The Company may make all or part of the purchases pursuant to accelerated share repurchases or Rule 10b5-1 plans. The plan has no expiration date. The following table provides a summary of Board of Directors approvals to repurchase the Company’s outstanding common shares:

Total Number of Shares Approved for Repurchase
1997	2,000,000
2004	2,000,000
2005	6,000,000
2007	2,000,000
2011	1,876,949
2012	2,000,000
15,876,949

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2016
(in millions, except per share amounts)

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of June 30, 2016
(in millions, except per share amounts)

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

4.1	Form of Performance Share Agreement - incorporated by reference to Exhibit 10.27 to Registrant’s Form 10-K for the year ended December 31, 2015 (Commission File No. 1-4879)

10.1	Form of Nonqualified Stock Option Agreement - incorporated by reference to Exhibit 10.28 to Registrant’s Form 10-K for the year ended December 31, 2015 (Commission File No. 1-4879)

10.2	Form of Restricted Stock Unit Agreement - Cliff Vesting - incorporated by reference to Exhibit 10.29 to Registrant’s Form 10-K for the year ended December 31, 2015 (Commission File No. 1-4879)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIEBOLD, INCORPORATED

Date: July 28, 2016	By:	/s/ Andreas W. Mattes
Andreas W. Mattes
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 28, 2016	By:	/s/ Christopher A. Chapman
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