Form 10-Q
period 2016-09-30
DIEBOLD INC
filed 2016-11-14
CIK 28823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
Form 10-Q
__________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock outstanding as of November 9, 2016 was 75,140,213.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
Form 10-Q

Part I – Financial Information
Item 1: Financial Statements
DIEBOLD, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(dollars in millions, except share and per share amounts)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$748.2	$313.6
Short-term investments	39.9	39.9
Trade receivables, less allowances for doubtful accounts of $48.0 and $31.7, respectively	1,029.2	413.9
Inventories	887.5	369.3
Deferred income taxes	162.9	168.8
Prepaid expenses	62.7	23.6
Prepaid income taxes	108.3	18.0
Current assets held for sale	—	148.2
Other current assets	257.2	148.3
Total current assets	3,295.9	1,643.6
Securities and other investments	83.4	85.2
Property, plant and equipment, net of accumulated depreciation and amortization of $462.5 and $433.7, respectively	410.8	175.3
Goodwill	991.0	161.5
Deferred income taxes	67.4	65.3
Finance lease receivables	30.1	36.5
Intangible assets, net	869.7	67.5
Other assets	33.0	7.5
Total assets	$5,781.3	$2,242.4
LIABILITIES AND EQUITY
Current liabilities
Notes payable	$336.4	$32.0
Accounts payable	698.2	281.7
Deferred revenue	312.7	229.2
Payroll and other benefits liabilities	274.4	76.5
Current liabilities held for sale	—	49.4
Other current liabilities	560.6	287.0
Total current liabilities	2,182.3	955.8
Long-term debt	1,722.5	606.2
Pensions and other benefits	296.8	195.6
Post-retirement and other benefits	19.8	18.7
Deferred income taxes	259.8	1.9
Other long-term liabilities	153.3	28.7
Commitments and contingencies
Equity
Diebold, Incorporated shareholders' equity
Preferred shares, no par value, 1,000,000 authorized shares, none issued	—	—
Common shares, $1.25 par value, 125,000,000 authorized shares, 89,916,879 and 79,696,694 issued shares, 75,139,661 and 65,001,602 outstanding shares, respectively	112.4	99.6
Additional capital	712.2	430.8
Retained earnings	748.1	760.3
Treasury shares, at cost (14,777,218 and 14,695,092 shares, respectively)	(562.3)	(560.2)
Accumulated other comprehensive loss	(274.2)	(318.1)
Total Diebold, Incorporated shareholders' equity	736.2	412.4
Noncontrolling interests	410.6	23.1
Total equity	1,146.8	435.5
Total liabilities and equity	$5,781.3	$2,242.4
See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited)
(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net sales
Services	$542.7	$346.4	$1,235.9	$1,040.9
Products	440.6	243.2	837.0	768.0
	983.3	589.6	2,072.9	1,808.9
Cost of sales
Services	388.7	235.2	852.6	699.4
Products	397.0	204.1	728.8	629.2
	785.7	439.3	1,581.4	1,328.6
Gross profit	197.6	150.3	491.5	480.3
Selling and administrative expense	253.5	117.8	506.4	363.2
Research, development and engineering expense	31.3	20.0	67.4	66.2
Impairment of assets	—	—	—	18.9
(Gain) loss on sale of assets, net	(0.5)	0.1	(0.2)	(1.4)
	284.3	137.9	573.6	446.9
Operating profit (loss)	(86.7)	12.4	(82.1)	33.4
Other income (expense)
Interest income	5.3	5.9	16.5	20.6
Interest expense	(32.4)	(8.5)	(68.2)	(24.1)
Foreign exchange gain (loss), net	2.0	1.3	(1.6)	(9.2)
Miscellaneous, net	(4.2)	(1.4)	3.6	(1.7)
Income (loss) from continuing operations before taxes	(116.0)	9.7	(131.8)	19.0
Income tax (benefit) expense	(18.8)	(8.5)	(34.5)	(8.8)
Income (loss) from continuing operations, net of tax	(97.2)	18.2	(97.3)	27.8
Income (loss) from discontinued operations, net of tax	(4.6)	4.7	143.7	13.4
Net income (loss)	(101.8)	22.9	46.4	41.2
Net income attributable to noncontrolling interests	0.5	1.2	1.6	0.1
Net income (loss) attributable to Diebold, Incorporated	$(102.3)	$21.7	$44.8	$41.1

Basic weighted-average shares outstanding	70.9	65.0	67.0	64.9
Diluted weighted-average shares outstanding	70.9	65.6	67.6	65.5

Basic earnings (loss) per share
Income (loss) from continuing operations, net of tax	$(1.38)	$0.26	$(1.48)	$0.43
Income (loss) from discontinued operations, net of tax	(0.06)	0.07	2.15	0.20
Net income (loss) attributable to Diebold, Incorporated	$(1.44)	$0.33	$0.67	$0.63

Diluted earnings (loss) per share
Income (loss) from continuing operations, net of tax	$(1.38)	$0.26	$(1.46)	$0.43
Income (loss) from discontinued operations, net of tax	(0.06)	0.07	2.12	0.20
Net income (loss) attributable to Diebold, Incorporated	$(1.44)	$0.33	$0.66	$0.63

Amounts attributable to Diebold, Incorporated
Income (loss) before discontinued operations, net of tax	$(97.7)	$17.0	$(98.9)	$27.7
Income (loss) from discontinued operations, net of tax	(4.6)	4.7	143.7	13.4
Net income (loss) attributable to Diebold, Incorporated	$(102.3)	$21.7	$44.8	$41.1

Common dividends declared and paid per share	$0.2875	$0.2875	$0.8625	$0.8625
See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income (loss)	$(101.8)	$22.9	$46.4	$41.2
Other comprehensive income (loss), net of tax
Translation adjustment	(4.2)	(75.3)	49.6	(137.4)
Foreign currency hedges (net of tax $0.2, $(2.2), $4.2 and $(4.0), respectively)	(0.4)	4.0	(7.9)	7.3
Interest rate hedges
Net gain recognized in other comprehensive income (net of tax $(0.1) and $(0.3) for the three and nine months ended September 30, 2015, respectively)	—	0.2	—	0.5
Reclassification adjustment for amounts recognized in net income	—	(0.1)	(0.1)	(0.2)
	—	0.1	(0.1)	0.3
Pension and other post-retirement benefits
Net actuarial loss amortization (net of tax $(0.3), $(0.6), $(1.3) and $(1.9), respectively)	(0.1)	1.1	1.8	3.4
Net prior service benefit amortization, net of tax	—	—	—	(0.1)
	(0.1)	1.1	1.8	3.3
Other comprehensive income (loss), net of tax	(4.7)	(70.1)	43.4	(126.5)
Comprehensive income (loss)	(106.5)	(47.2)	89.8	(85.3)
Less: comprehensive income (loss) attributable to noncontrolling interests	0.5	0.5	1.1	(0.3)
Comprehensive income (loss) attributable to Diebold, Incorporated	$(107.0)	$(47.7)	$88.7	$(85.0)
See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in millions)

	Nine Months Ended
	September 30,
	2016	2015
Cash flow from operating activities
Net income (loss)	$46.4	$41.2
Income (loss) from discontinued operations, net of tax	143.7	13.4
Income (loss) from continuing operations, net of tax	(97.3)	27.8
Adjustments to reconcile net income (loss) to cash flow used by operating activities:
Depreciation and amortization	74.3	48.3
Share-based compensation	14.2	10.9
Excess tax benefits from share-based compensation	(0.3)	(0.3)
Devaluation of Venezuela balance sheet	—	7.5
(Gain) loss on sale of assets, net	(0.2)	(1.4)
Impairment of assets	—	18.9
Gain on foreign currency option and forward contracts, net	(9.3)	—
Changes in certain assets and liabilities, net of the effects of acquisition
Trade receivables	(85.3)	(128.6)
Inventories	(18.9)	(57.6)
Prepaid expenses	0.7	(3.0)
Prepaid income taxes	(90.3)	(30.5)
Other current assets	51.5	(17.3)
Accounts payable	14.2	24.4
Deferred revenue	(42.9)	(35.9)
Deferred income taxes	(58.5)	9.0
Certain other assets and liabilities	61.4	5.2
Net cash used by operating activities - continuing operations	(186.7)	(122.6)
Net cash (used) provided by operating activities - discontinued operations	(8.2)	2.5
Net cash used by operating activities	(194.9)	(120.1)
Cash flow from investing activities
Payments for acquisition, net of cash acquired	(890.6)	(59.4)
Proceeds from maturities of investments	164.1	101.0
Proceeds from sale of foreign currency option and forward contracts, net	16.2	—
Payments for purchases of investments	(155.6)	(107.1)
Proceeds from sale of assets	28.7	5.6
Capital expenditures	(23.9)	(40.6)
Increase in certain other assets	(17.9)	(2.9)
Net cash used by investing activities - continuing operations	(879.0)	(103.4)
Net cash provided (used) by investing activities - discontinued operations	361.9	(2.4)
Net cash used by investing activities	(517.1)	(105.8)
Cash flow from financing activities
Dividends paid	(57.0)	(56.5)
Debt issuance costs	(39.2)	(0.7)
Revolving credit facility borrowings (repayments), net	(168.0)	(36.4)
Other debt borrowings	1,825.7	317.7
Other debt repayments	(419.2)	(91.2)
Distributions to noncontrolling interest holders	(2.1)	(0.2)
Excess tax benefits from share-based compensation	0.3	0.3
Issuance of common shares	0.3	3.4
Repurchase of common shares	(2.1)	(3.0)
Net cash provided by financing activities	1,138.7	133.4
Effect of exchange rate changes on cash and cash equivalents	9.4	(31.0)
Increase (decrease) in cash and cash equivalents	436.1	(123.5)
Add: Cash overdraft included in assets held for sale at beginning of period	(1.5)	(4.1)
Less: Cash overdraft included in assets held for sale at end of period	—	(3.9)
Cash and cash equivalents at the beginning of the period	313.6	326.1
Cash and cash equivalents at the end of the period	$748.2	$202.4
See accompanying notes to condensed consolidated financial statements.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2016
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

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s annual report on Form 10-K for the year ended December 31, 2015. In addition, some of the Company’s statements in this quarterly report on Form 10-Q may involve risks and uncertainties that could significantly impact expected future results. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of results to be expected for the full year.

The Company has reclassified the presentation of certain prior-year information to conform to the current presentation disclosed in the notes included elsewhere in this quarterly report on Form 10-Q.

Recently Adopted Accounting Guidance

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Additionally, in August 2015, the FASB issued ASU 2015-15, Interest-Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (ASU 2015-15). The standards became effective for the Company on January 1, 2016. The adoption of ASU 2015-03 and ASU 2015-15 resulted in $64.5 of debt issuance costs included in long-term debt as of September 30, 2016 and a reclassification of $6.9 from other assets to long-term debt as of December 31, 2015.

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

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2016
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
FORM 10-Q as of September 30, 2016
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 2: Acquisitions

Wincor Nixdorf

Wincor Nixdorf Aktiengesellschaft (Wincor Nixdorf) is one of the world's leading providers of IT solutions and services to retail banks and the retail industry. The acquisition of Wincor Nixdorf (the Acquisition) is consistent with the Company's transformation into a world-class, services-led and software-enabled company, supported by innovative hardware. Wincor Nixdorf complements and extends our existing capabilities. The Company considered a number of factors in connection with its evaluation of the proposed transaction, including significant strategic opportunities and potential synergies, as generally supporting its decision to enter into the business combination agreement with Wincor Nixdorf. The Acquisition expands the Company's presence substantially, especially in Europe, Middle East, and Africa (EMEA). The Wincor Nixdorf business enhances the Company's existing portfolio. Wincor Nixdorf has a fiscal year end of September 30. For the fiscal year ended September 30, 2015, Wincor Nixdorf recorded net sales of €2,427.0 as reported using International Financial Reporting Standards (IFRS) as issued by the European Union (EU).

In the fourth quarter of 2015, the Company announced its intention to acquire all 29.8 Wincor Nixdorf ordinary shares outstanding (33.1 total Wincor Nixdorf ordinary shares issued inclusive of 3.3 treasury shares) through a voluntary tender offer for €38.98 in cash and 0.434 common shares of the Company per Wincor Nixdorf ordinary share outstanding.

On August 15, 2016, the Company consummated the Acquisition by acquiring, through Diebold Holding Germany Inc. & Co. KGaA (Diebold KGaA), a German partnership limited by shares and a wholly owned subsidiary of the Company, 22.9 Wincor Nixdorf ordinary shares representing 69.2 percent of total number of Wincor Nixdorf ordinary shares inclusive of treasury shares (76.7 percent of all Wincor Nixdorf ordinary shares outstanding) in exchange for an aggregate preliminary purchase price consideration of $1,265.7, which included the issuance of 9.9 common shares of the Company.

On August 15, 2016, the Company consummated the Acquisition. The Company financed the cash portion of the Acquisition as well as the Wincor Nixdorf debt outstanding with funds available under the Company’s Credit Agreement (as defined in note 12) and proceeds from the issuance and sale of the $400.0 aggregate principal amount of 8.50 percent senior notes due 2024 (the 2024 Senior Notes).

The information included herein has been prepared based on the preliminary allocation of the purchase price using estimates of the fair value and useful lives of assets acquired and liabilities assumed which were determined with the assistance of independent valuations using discounted cash flow and comparative market multiple approaches, quoted market prices and estimates made by management. The purchase price allocation is subject to further adjustment until all pertinent information regarding the assets and liabilities acquired are fully evaluated by the Company, including but not limited to, the fair value accounting, legal and tax matters, obligations, deferred taxes and the allocation of goodwill.

The aggregate preliminary consideration, excluding $104.7 of cash acquired, for the Acquisition was $1,265.7, which consisted of the following:

Cash paid	$995.3
Less: cash acquired	(104.7)
Payments for acquisition, net of cash acquired	890.6
Common shares issued to Wincor Nixdorf shareholders	279.7
Other consideration	(9.3)
Total preliminary consideration, net of cash acquired	$1,161.0

Other consideration of $(9.3) represents the preexisting net trade balances the Company owed to Wincor Nixdorf, which were deemed settled as of the acquisition date.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2016
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following table presents the preliminary estimated fair value of the assets acquired and liabilities assumed from the Acquisition as of the date of acquisition based on the allocation of the total preliminary consideration, net of cash acquired:

August 15, 2016
Trade receivables	$474.1
Inventories	487.2
Deferred income taxes	46.5
Prepaid expenses	39.3
Current assets held for sale	100.5
Other current assets	79.7
Property, plant and equipment	236.9
Intangible assets	803.6
Other assets	27.0
Total assets acquired	2,294.8

Notes payable	159.8
Accounts payable	321.5
Deferred revenue	164.8
Payroll and other benefits liabilities	191.0
Current liabilities held for sale	62.5
Other current liabilities	183.4
Pensions and other benefits	87.6
Other noncurrent liabilities	393.5
Total liabilities assumed	1,564.1

Fair value of noncontrolling interest	(386.7)
Total identifiable net assets acquired, including noncontrolling interest	344.0
Goodwill	$817.0

The Company preliminarily recorded acquired intangible assets in the following table as of the acquisition date:

	Weighted-average useful lives	August 15, 2016
Trade name	3.0 years	$37.9
Technologies	4.0 years	107.2
Customer relationships	9.5 years	658.5
Intangible assets		$803.6

Noncontrolling interest reflects a fair value adjustment of $386.7 related to the minority shareholders. Subsequent to the closing of the Acquisition, the board of directors of the Company and the supervisory and management boards of Wincor Nixdorf approved the proposed Domination and Profit and Loss Transfer Agreement (DPLTA). The Company and Wincor Nixdorf executed the agreement at an extraordinary meeting of shareholders of Wincor Nixdorf on September 26, 2016. Upon effectiveness and registration of the DPLTA, Wincor Nixdorf minority shareholders will be offered to elect either (1) to continue to hold their Wincor Nixdorf ordinary shares and receive an adequate fixed or variable annual guaranteed dividend or annual share of profit in the amount of the guaranteed dividend or (2) receive adequate cash compensation for the tender of the share. The ultimate timing of any future cash payments related to the DPLTA are uncertain. Noncontrolling interests with certain redemption features, such as put rights that are not within the control of the issuer and are considered redeemable noncontrolling interests. As of September 30, 2016, the DPLTA was and will not be effective until registration with the commercial register of the local court of Paderborn. As a result the carrying value of the noncontrolling interest has been presented as a component of total equity. As of and for the period of time that the DPLTA is effective, the carrying value of the noncontrolling interest will be reclassified from total equity to redeemable noncontrolling interest and presented outside of equity in the consolidated balance sheets of the Company.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2016
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Goodwill is calculated as the excess of the purchase price over the estimated fair values of the assets acquired and the liabilities assumed from the Acquisition, and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. This goodwill is primarily the result of anticipated synergies achieved through increased scale, a streamlined portfolio of products and solutions, higher utilization of the service organization, workforce rationalization in overlapping regions and shared back office resources. The Company has yet to allocate goodwill to its Domestic and Canada, EMEA, Asia Pacific (AP) and Latin America (LA) reporting units. The goodwill associated with the Acquisition is not deductible for income tax purposes.

Net sales, income (loss) from continuing operations before taxes and net income (loss) attributable to Diebold, Incorporated from the Acquisition included in the Company’s results since August 15, 2016, the date of the Acquisition, are as follows:

August 15, 2016 to September 30, 2016
Net sales	$405.3
Income (loss) from continuing operations before taxes	$(57.9)
Net income (loss) attributable to Diebold, Incorporated	$(41.6)

The Acquisition's income (loss) from continuing operations before taxes subsequent to the acquisition date includes purchase accounting pretax charges related to deferred revenue of $4.9, inventory valuation adjustment of $31.7 and amortization of acquired intangibles of $17.9, offset by a reduction of $0.8 depreciation expense related to the change in useful lives.

The Company incurred deal-related costs in connection with the Acquisition, of $28.1 and $53.3, which are included in selling, general and administrative expenses in the Company's consolidated statements of operations for the three and nine months ended September 30, 2016, respectively.

The DPLTA registration is expected to occur following fast-track clearance or final dismissal of pending shareholder litigation in Germany aimed at preventing the effectiveness of the DPLTA. The Company is currently aware of certain Wincor Nixdorf minority shareholders who have filed contestation actions against the DPLTA resolutions adopted at Wincor Nixdorf’s extraordinary meeting of shareholders on September 26, 2016. Wincor Nixdorf initiated fast-track proceedings to obtain court approval to register the DPLTA despite such pending shareholder litigation. While the conclusion of fast-track proceedings typically takes between three to five months following the initial filing, no assurance can be given as to the duration and outcome of such proceedings.

Under the DPLTA, when effective and subject to certain limitations pursuant to applicable law, (i) Diebold KGaA will be entitled to issue binding instructions to the management board of Wincor Nixdorf, (ii) Wincor Nixdorf will transfer all of its annual profits to Diebold KGaA, subject to, among other things, the creation or dissolution of certain reserves, and (iii) Diebold KGaA will generally absorb all annual losses incurred by Wincor Nixdorf. In addition, when effective and subject to certain limitations pursuant to applicable law, the DPLTA will provide that Wincor Nixdorf minority shareholders be offered, at their election, (i) to put their Wincor Nixdorf ordinary shares to Diebold KGaA in exchange for a compensation in cash of €55.02 per Wincor Nixdorf ordinary share, or (ii) to remain Wincor Nixdorf minority shareholders and receive a recurring compensation in cash of €3.13 (€2.82 net under the current taxation regime) for each full fiscal year of Wincor Nixdorf and for each Wincor Nixdorf ordinary share.

In connection with the DPLTA and pursuant to the German stock corporation act, Diebold KGaA and Wincor Nixdorf published a joint contract report, dated August 16, 2016, of the management board of Wincor Nixdorf and the management of Diebold KGaA that includes a description of the transactions contemplated by the DPLTA and other information (the Contract Report), attaching the form of the proposed DPLTA and a valuation report of PricewaterhouseCoopers AG Wirtschaftsprüfungsgesellschaft, dated August 16, 2016, regarding the enterprise value of Wincor Nixdorf as of September 26, 2016, and other information. In connection with the proposed DPLTA, Diebold KGaA and Wincor Nixdorf also obtained an audit report by an independent court-appointed auditor, ADKL AG, dated August 16, 2016 (the Audit Report). Diebold KGaA’s obligations under the DPLTA will be fully guaranteed by the Company.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2016
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
Net sales - pro forma	$1,291.0	$1,315.0	$3,738.1	$3,765.7
Net income (loss) attributable to Diebold, Incorporated - pro forma	$(51.2)	$(98.9)	$97.1	$(250.8)
Net income (loss) attributable to Diebold, Incorporated per share - basic - pro forma	$(0.68)	$(1.32)	$1.29	$(3.35)
Net income (loss) attributable to Diebold, Incorporated per share - diluted - pro forma	$(0.68)	$(1.31)	$1.28	$(3.33)
Basic weighted-average shares outstanding - pro forma	75.1	74.9	75.1	74.8
Diluted weighted-average shares outstanding - pro forma	75.7	75.5	75.7	75.4

The unaudited pro forma information has been adjusted with respect to certain aspects of the Acquisition to reflect the following:

•
Additional depreciation and amortization expenses that would have been recognized assuming preliminary fair value adjustments to the existing Wincor Nixdorf assets acquired and liabilities assumed, including intangible assets, fixed assets and expense associated with the valuation of inventory acquired.

•	Increased interest expense due to additional borrowings to fund the Acquisition.

The pro forma results do not include any anticipated cost synergies or other effects of the planned integration of the acquired business. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the Acquisition been completed as of January 1, 2015, nor are they indicative of the future operating results of the Company.

Phoenix Interactive Design, Inc.

In the first quarter of 2015, the Company acquired 100 percent of the equity interests of Phoenix Interactive Design, Inc. (Phoenix) for a total purchase price of $72.9, including $12.6 of deferred cash payment payable over the next three years. Acquiring Phoenix, a leading developer of innovative multi-vendor software solutions for automated teller machines (ATMs) and a host of other financial self-service (FSS) applications, was a foundational move to accelerate the Company’s growth in the fast-growing managed services and branch automation spaces. The results of operations for Phoenix are primarily included in the NA reportable operating segment within the Company's condensed consolidated financial statements from the date of its acquisition.

Note 3: Earnings Per Share

Basic earnings per share is based on the weighted-average number of common shares outstanding. Diluted earnings per share includes the dilutive effect of potential common shares outstanding. Under the two-class method of computing earnings per share, non-vested share-based payment awards that contain rights to receive non-forfeitable dividends are considered participating securities. The Company’s participating securities include restricted stock units (RSUs), deferred shares, and shares that were vested, but deferred by the employee. The Company calculated basic and diluted earnings per share under both the treasury stock method and the two-class method. For the nine months ended September 30, 2016 and 2015, there was no impact in the per share amounts calculated under the two methods. Accordingly, the treasury stock method is disclosed below.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2016
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following represents amounts used in computing earnings per share and the effect on the weighted-average number of shares of dilutive potential common shares:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Numerator
Income (loss) used in basic and diluted earnings (loss) per share
Income (loss) from continuing operations, net of tax	$(97.2)	$18.2	$(97.3)	$27.8
Net income attributable to noncontrolling interests	0.5	1.2	1.6	0.1
Income (loss) before discontinued operations, net of tax	(97.7)	17.0	(98.9)	27.7
Income (loss) from discontinued operations, net of tax	(4.6)	4.7	143.7	13.4
Net income (loss) attributable to Diebold, Incorporated	$(102.3)	$21.7	$44.8	$41.1
Denominator
Weighted-average number of common shares used in basic earnings (loss) per share	70.9	65.0	67.0	64.9
Effect of dilutive shares (1)	—	0.6	0.6	0.6
Weighted-average number of shares used in diluted earnings (loss) per share	70.9	65.6	67.6	65.5
Basic earnings (loss) per share
Income (loss) from continuing operations, net of tax	$(1.38)	$0.26	$(1.48)	$0.43
Income (loss) from discontinued operations, net of tax	(0.06)	0.07	2.15	0.20
Net income (loss) attributable to Diebold, Incorporated	$(1.44)	$0.33	$0.67	$0.63
Diluted earnings (loss) per share
Income (loss) from continuing operations, net of tax	$(1.38)	$0.26	$(1.46)	$0.43
Income (loss) from discontinued operations, net of tax	(0.06)	0.07	2.12	0.20
Net income (loss) attributable to Diebold, Incorporated	$(1.44)	$0.33	$0.66	$0.63

Anti-dilutive shares
Anti-dilutive shares not used in calculating diluted weighted-average shares	2.1	1.5	2.2	1.5

(1)
Incremental shares of 0.6 shares were excluded from the computation of diluted earnings (loss) per share for the three months ended September 30, 2016, because their effect is anti-dilutive due to the net loss attributable to Diebold, Incorporated.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2016
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 4: Equity

The following table presents changes in shareholders' equity attributable to Diebold, Incorporated and the noncontrolling interests:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Diebold, Incorporated shareholders' equity
Balance at beginning of period	$578.3	$465.6	$412.4	$531.6
Comprehensive income (loss) attributable to Diebold, Incorporated	(107.0)	(47.7)	88.7	(85.0)
Common shares	12.4	—	12.8	0.6
Additional capital	271.6	2.4	281.4	13.7
Treasury shares	(0.1)	(0.2)	(2.1)	(3.0)
Dividends paid	(19.0)	(18.7)	(57.0)	(56.5)
Balance at end of period	$736.2	$401.4	$736.2	$401.4

Noncontrolling interests
Balance at beginning of period	$23.7	$24.6	$23.1	$23.3
Comprehensive income attributable to noncontrolling interests, net (1)	386.9	0.7	387.5	2.0
Distributions to noncontrolling interest holders	—	(0.2)	—	(0.2)
Balance at end of period	$410.6	$25.1	$410.6	$25.1

(1)
The increase in comprehensive income attributable to noncontrolling interests, net for the three and nine months ended September 30, 2016 is primarily attributable to the fair value of the noncontrolling interest from the Acquisition. Comprehensive income (loss) attributable to noncontrolling interests of $(0.1) for the nine months ended September 30, 2015, and is net of $2.1 Venezuela noncontrolling interest adjustment for the nine months ended September 30, 2015, to reduce the carrying value to the estimated fair market value.

Note 5: Accumulated Other Comprehensive Loss

The following table summarizes the changes in the Company’s accumulated other comprehensive income (loss) (AOCI), net of tax, by component for the three months ended September 30, 2016:

	Translation	Foreign Currency Hedges	Interest Rate Hedges	Pension and Other Post-retirement Benefits	Other	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2016	$(161.2)	$(2.5)	$(0.2)	$(105.9)	$0.4	$(269.4)
Other comprehensive income (loss) before reclassifications (1)	(4.3)	(0.4)	—	—	—	(4.7)
Amounts reclassified from AOCI	—	—	—	(0.1)	—	(0.1)
Net current-period other comprehensive income (loss)	(4.3)	(0.4)	—	(0.1)	—	(4.8)
Balance at September 30, 2016	$(165.5)	$(2.9)	$(0.2)	$(106.0)	$0.4	$(274.2)

(1)	Other comprehensive income (loss) before reclassifications within the translation component excludes $0.1 of translation attributable to noncontrolling interests.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2016
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following table summarizes the changes in the Company’s AOCI, net of tax, by component for the three months ended September 30, 2015:

	Translation	Foreign Currency Hedges	Interest Rate Hedges	Pension and Other Post-retirement Benefits	Other	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2015	$(137.3)	$1.9	$(0.3)	$(111.8)	$0.3	$(247.2)
Other comprehensive income (loss) before reclassifications (1)	(74.7)	4.0	0.2	—	—	(70.5)
Amounts reclassified from AOCI	—	—	(0.1)	1.1	—	1.0
Net current-period other comprehensive income (loss)	(74.7)	4.0	0.1	1.1	—	(69.5)
Balance at September 30, 2015	$(212.0)	$5.9	$(0.2)	$(110.7)	$0.3	$(316.7)

(1)	Other comprehensive income (loss) before reclassifications within the translation component excludes $(0.6) of translation attributable to noncontrolling interests.

The following table summarizes the changes in the Company’s AOCI, net of tax, by component for the nine months ended September 30, 2016:

	Translation	Foreign Currency Hedges	Interest Rate Hedges	Pension and Other Post-retirement Benefits	Other	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2016	$(215.6)	$5.0	$(0.1)	$(107.8)	$0.4	$(318.1)
Other comprehensive income (loss) before reclassifications (1)	50.1	(7.9)	—	—	—	42.2
Amounts reclassified from AOCI	—	—	(0.1)	1.8	—	1.7
Net current-period other comprehensive income (loss)	50.1	(7.9)	(0.1)	1.8	—	43.9
Balance at September 30, 2016	$(165.5)	$(2.9)	$(0.2)	$(106.0)	$0.4	$(274.2)

(1)	Other comprehensive income (loss) before reclassifications within the translation component excludes $(0.5) of translation attributable to noncontrolling interests.

The following table summarizes the changes in the Company’s AOCI, net of tax, by component for the nine months ended September 30, 2015:

	Translation	Foreign Currency Hedges	Interest Rate Hedges	Pension and Other Post-retirement Benefits	Other	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2015	$(74.9)	$(1.4)	$(0.5)	$(114.0)	$0.3	$(190.5)
Other comprehensive income (loss) before reclassifications (1)	(137.1)	7.3	0.5	—	—	(129.3)
Amounts reclassified from AOCI	—	—	(0.2)	3.3	—	3.1
Net current-period other comprehensive income (loss)	(137.1)	7.3	0.3	3.3	—	(126.2)
Balance at September 30, 2015	$(212.0)	$5.9	$(0.2)	$(110.7)	$0.3	$(316.7)

(1)	Other comprehensive income (loss) before reclassifications within the translation component excludes $(0.3) of translation attributable to noncontrolling interests.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2016
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following table summarizes the details about amounts reclassified from AOCI:

	Three Months Ended		Nine Months Ended		Affected Line Item in the Statement of Operations
	2016	2015	2016	2015
Interest rate hedges	$—	$(0.1)	$(0.1)	$(0.2)	Interest expense
Pension and post-retirement benefits:
Net actuarial loss amortization (net of tax $(0.3), $(0.6), $(1.3) and $(1.9), respectively)	(0.1)	1.1	1.8	3.4	(1)
Net prior service benefit amortization, net of tax	—	—	—	(0.1)	(1)
	(0.1)	1.1	1.8	3.3
Total reclassifications for the period	$(0.1)	$1.0	$1.7	$3.1

(1)	Pension and other post-retirement benefits AOCI components are included in the computation of net periodic benefit cost (refer to note 13).

Note 6: Share-Based Compensation

The Company’s share-based compensation payments to employees are recognized based on their grant-date fair values during the period in which the employee is required to provide services in exchange for the award. Share-based compensation is primarily recognized as a component of selling and administrative expense. Total share-based compensation expense was $4.1 and $1.8 for the three months ended September 30, 2016 and 2015, respectively, and was $14.2 and $10.9 for the nine months ended September 30, 2016 and 2015, respectively.

Options outstanding and exercisable as of September 30, 2016 under the Company’s 1991 Equity and Performance Incentive Plan (as Amended and Restated as of February 12, 2014) (the 1991 Plan) and changes during the nine months ended September 30, 2016 were as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
		(per share)	(in years)
Outstanding at January 1, 2016	1.7	$34.21
Expired or forfeited	(0.5)	$35.60
Granted	0.5	$27.39
Outstanding at September 30, 2016	1.7	$31.99	7	$—
Options exercisable at September 30, 2016	0.9	$33.99	6	$—
Options vested and expected to vest at September 30, 2016 (2)	1.6	$32.07	7	$—

(1)
The aggregate intrinsic value (the difference between the closing price of the Company’s common shares on the last trading day of the third quarter of 2016 and the exercise price, multiplied by the number of “in-the-money” options) that would have been received by the option holders had all option holders exercised their options on September 30, 2016. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common shares.

(2)	The options expected to vest are the result of applying the pre-vesting forfeiture rate assumption to total outstanding non-vested options.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2016
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following table summarizes information on non-vested RSUs and performance shares relating to employees and non-employee directors for the nine months ended September 30, 2016:

	Number of Shares	Weighted-Average Grant-Date Fair Value
		(per share)
RSUs:
Non-vested at January 1, 2016	0.9	$32.53
Forfeited	(0.1)	$31.74
Vested	(0.2)	$31.67
Granted	0.5	$27.05
Non-vested at September 30, 2016	1.1	$29.92
Performance Shares:
Non-vested at January 1, 2016	0.8	$34.06
Forfeited	(0.1)	$31.56
Vested	(0.2)	$29.36
Granted	0.6	$27.27
Non-vested at September 30, 2016	1.1	$31.59

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

As of September 30, 2016, there were 0.1 non-employee director deferred shares vested and outstanding.

Note 7: Income Taxes

The effective tax rate on loss from the continuing operations was 16.2 percent for the three months ended September 30, 2016 and 26.2 percent for the nine months ended September 30, 2016. The tax rate benefit on the loss for the three and nine months ended September 30, 2016 was negatively impacted due to the recognition of unfavorable discrete items and expenses relating to the Acquisition. The tax rate benefit on the loss for the nine months ended September 30, 2016 was also impacted by the favorable release of an uncertain tax position due to the expiration of the statute of limitations. The rates for both periods were also negatively impacted by an increase in the deferred tax liability associated with the Company's undistributed foreign subsidiary earnings. The non-taxable foreign currency hedges related to the Acquisition generated a loss for the three months ended September 30, 2016 and a net gain for nine months ended September 30, 2016, resulting in a decrease in the rate for the three months ended September 30, 2016 and an increase in the tax benefit rate for the nine months ended September 30, 2016.

The effective tax rate on income from continuing operations was (87.6) percent for the three months ended September 30, 2015 and (46.3) percent on the income for the nine months ended September 30, 2015. The tax rate benefit on income for the three months and nine months ended September 30, 2015 resulted from the repatriation of foreign earnings and the associated recognition of foreign tax credits and releases of uncertain tax positions due to the expiration of the statute of limitations. Additionally, the tax rate benefit for the nine months ended September 30, 2015 included discrete tax items related to the Venezuela divestiture and the release of a valuation allowance.

Note 8: Investments

The Company’s investments, primarily in Brazil, consist of certificates of deposit that are classified as available-for-sale and stated at fair value based upon quoted market prices. Unrealized gains and losses are recorded in AOCI. Realized gains and losses are recognized in investment income and are determined using the specific identification method. There were no realized gains from the sale of securities and proceeds from the sale of available-for-sale securities for the three and nine months ended September 30, 2016 and 2015.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2016
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The Company’s investments, excluding cash surrender value of insurance contracts of $75.1 and $75.9 as of September 30, 2016 and December 31, 2015, respectively, consisted of the following:

	Cost Basis	Unrealized Gain	Fair Value
As of September 30, 2016
Short-term investments
Certificates of deposit	$39.9	$—	$39.9
Long-term investments
Assets held in a rabbi trust	$7.6	$0.7	$8.3

As of December 31, 2015
Short-term investments
Certificates of deposit	$39.9	$—	$39.9
Long-term investments
Assets held in a rabbi trust	$9.3	$—	$9.3

Note 9: Allowance for Credit Losses

The following table summarizes the Company’s allowance for credit losses for the nine months ended September 30, 2016 and 2015:

	Finance Leases	Notes Receivable	Total
Allowance for credit losses
Balance at January 1, 2016	$0.5	$4.1	$4.6
Provision for credit losses	(0.1)	—	(0.1)
Write-offs	(0.1)	—	(0.1)
Balance at September 30, 2016	$0.3	$4.1	$4.4

Balance at January 1, 2015	$0.4	$4.1	$4.5
Provision for credit losses	0.3	—	0.3
Write-offs	(0.1)	—	(0.1)
Balance at September 30, 2015	$0.6	$4.1	$4.7

There were no significant changes in provision for credit losses, recoveries and write-offs during the nine months ended September 30, 2016 and 2015. In the nine months ended September 30, 2016 and 2015, the Company sold finance lease receivables of $7.4 and $5.4, respectively. As of September 30, 2016, finance leases and notes receivable individually evaluated for impairment were $78.7 and $20.7, respectively, of which $24.3 and $12.2, respectively, relates to the Acquisition, were assessed with no provision recorded. As of September 30, 2015, finance leases and notes receivable individually evaluated for impairment were $86.5 and $13.5, respectively. As of September 30, 2016 and December 31, 2015, the Company’s finance lease receivables in LA were $43.4 and $58.8, respectively. The decrease is related primarily to recurring customer payments for financing arrangements.

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

As of September 30, 2016 and December 31, 2015, the recorded investment in past due financing receivables on nonaccrual status was $0.5 and $0.7, respectively, and there were no recorded investments in finance receivables past due 90 days or more and still accruing interest. The recorded investment in impaired notes receivable was $4.1 as of September 30, 2016 and December 31, 2015 and was fully reserved.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2016
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following table summarizes the Company’s aging of past-due notes receivable balances:

	September 30, 2016	December 31, 2015
30-59 days past due	$—	$0.1
60-89 days past due	—	—
> 89 days past due (1)	3.9	3.0
Total past due	$3.9	$3.1

(1)	Past due notes receivable balances greater than 89 days are fully reserved.

Note 10: Inventories

Major classes of inventories are summarized as follows:

	September 30, 2016	December 31, 2015
Finished goods	$447.2	$145.8
Service parts	246.0	155.7
Raw materials and work in process	194.3	67.8
Total inventories	$887.5	$369.3

Certain inventory items of $19.7 were reclassified as of December 31, 2015 from service parts to raw materials and work in process to conform with the current presentation. The increase in inventory from December 31, 2015 is primarily related to the Acquisition.

Note 11: Goodwill and Other Assets

The Company’s four reportable operating segments are NA, AP, EMEA, LA and unallocated amounts related to the Acquisition. The changes in carrying amounts of goodwill within the Company's segments are summarized as follows:

	NA	AP	EMEA	LA	Unallocated	Total
Goodwill	$76.4	$40.0	$168.7	$143.7	$—	$428.8
Accumulated impairment losses	(13.2)	—	(168.7)	(108.8)	—	(290.7)
Balance at January 1, 2015	$63.2	$40.0	$—	$34.9	$—	$138.1
Goodwill acquired	39.7	—	—	—	—	39.7
Currency translation adjustment	(3.4)	(2.4)	—	(10.5)	—	(16.3)
Goodwill	$112.7	$37.6	$168.7	$133.2	$—	$452.2
Accumulated impairment losses	(13.2)	—	(168.7)	(108.8)	—	(290.7)
Balance at December 31, 2015	$99.5	$37.6	$—	$24.4	$—	$161.5
Goodwill acquired	—	—	—	—	817.0	817.0
Goodwill adjustment	(0.5)	—	—	—	—	(0.5)
Currency translation adjustment	2.7	0.7	—	4.2	5.4	13.0
Goodwill	114.9	38.3	168.7	137.4	822.4	1,281.7
Accumulated impairment losses	(13.2)	—	(168.7)	(108.8)	—	(290.7)
Balance at September 30, 2016	$101.7	$38.3	$—	$28.6	$822.4	$991.0

In March 2015, the Company acquired Phoenix, a leader in developing innovative multi-vendor software solutions for ATMs and a host of other FSS applications. During the second quarter of 2016, the Company adjusted the preliminary goodwill by $(0.5) primarily to reflect adjustments to the finalization of deferred income taxes.

In August 2016, the Company acquired Wincor Nixdorf. The unallocated portion of acquired goodwill as of September 30, 2016 of $817.0 is attributable to Wincor Nixdorf. In connection with the business combination agreement related to the Acquisition, the Company announced the realignment of its lines of business to drive greater efficiency and further improve customer service. The Company began evaluating and assessing the line of business reporting structure and its impact on the allocation of the Wincor

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2016
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Nixdorf acquired goodwill among the reporting units. The Company does not anticipate the assessment to be completed until the first quarter of 2017. Beginning with the first quarter of 2017, the Company anticipates allocating goodwill to its reporting units based on the conclusion of the assessment on the following lines of business: Software, Systems, and Services.

The acquired Wincor Nixdorf goodwill is primarily the result of anticipated synergies achieved through increased scale, a streamlined portfolio of products and solutions, higher utilization of the service organization, workforce rationalization in overlapping regions and shared back office resources. The Company also expects that, after completion of the business combination and integration, we will generate strong free cash flow, which would be used to make investments in innovative software and solutions and reduce debt.

There have been no impairment indicators identified during the nine months ended September 30, 2016.

The following summarizes information on intangible assets by major category:

	September 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internally-developed software	$159.4	$(47.7)	$111.7	$92.4	$(48.5)	$43.9
Development costs non-software	51.7	(4.0)	47.7	1.1	(0.6)	0.5
Customer relationships	662.8	(9.1)	653.7	—	—	—
Other intangibles	101.6	(45.0)	56.6	60.7	(37.6)	23.1
Total	$975.5	$(105.8)	$869.7	$154.2	$(86.7)	$67.5

Amortization expense on capitalized software of $6.7 and $3.7 was included in product cost of sales for the three months ended September 30, 2016 and 2015, respectively, and $12.5 and $11.3 for the nine months ended September 30, 2016 and 2015, respectively. The Company's total amortization expense including deferred financing costs was $24.8 and $6.0 for the three months ended September 30, 2016 and 2015 and $34.2 and $17.4 for the nine months ended September 30, 2016 and 2015, respectively. The year-over-year increase in amortization expense was primarily related to the identifiable intangibles related to the Acquisition.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2016
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 12: Debt and Restricted Cash

Debt

Outstanding debt balances were as follows:

	September 30, 2016	December 31, 2015
Notes payable
Uncommitted lines of credit	$21.1	$19.2
Term Loan A Facility	15.8	11.5
Term Loan B Facility - USD	210.0	—
Term Loan B Facility - Euro	3.9	—
European Investment Bank	73.0	—
Other	12.6	1.3
	$336.4	$32.0
Long-term debt
Revolving credit facility	$—	$168.0
Term Loan A Facility	205.6	218.5
Term Loan B Facility - USD	790.0	—
Term Loan B Facility - Euro	389.3	—
2024 Senior Notes	400.0	—
2006 Senior Notes	—	225.0
Other	2.1	1.6
Long-term deferred financing fees	(64.5)	(6.9)
	$1,722.5	$606.2

As of September 30, 2016, the Company had various international short-term uncommitted lines of credit with borrowing limits of $159.3. The weighted-average interest rate on outstanding borrowings on the short-term uncommitted lines of credit as of September 30, 2016 and December 31, 2015 was 5.16 percent and 5.66 percent, respectively. The increase in the weighted-average interest rate is attributable to a change in mix of borrowings of foreign entities. Short-term uncommitted lines mature in less than one year. The amount available under the short-term uncommitted lines at September 30, 2016 was $138.2.

The cash flows related to debt borrowings and repayments were as follows:

	Nine Months Ended
	September 30, 2016
	September 30, 2016	September 30, 2015
Revolving credit facility borrowings (repayments), net	$(168.0)	$(36.4)

Proceeds from Term Loan A Facility under the Credit Agreement	$—	$230.0
Proceeds from Term Loan B Facility ($1,000.0) under the Credit Agreement	990.0	—
Proceeds from Term Loan B Facility (€350.0) under the Credit Agreement	398.1	—
Proceeds from 2024 Senior Notes	393.0	—
International short-term uncommitted lines of credit borrowings	44.6	87.7
Other debt borrowings	$1,825.7	$317.7

Payments on 2006 Senior Notes	$(225.0)	$—
Payments on Term Loan A Facility under the Credit Agreement	(8.6)	(2.9)
International short-term uncommitted lines of credit and other repayments	(185.6)	(88.3)
Other debt repayments	$(419.2)	$(91.2)

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2016
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The Company entered into a revolving and term loan credit agreement (the Credit Agreement), dated as of November 23, 2015, among the Company and certain of the Company's subsidiaries, as borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders named therein. The Credit Agreement included, among other things, mechanics for the Company’s existing revolving and term loan A facilities to be refinanced under the Credit Agreement. On December 23, 2015, the Company entered into a Replacement Facilities Effective Date Amendment, which amended the Credit Agreement, among the Company, certain of the Company’s subsidiaries, the lenders identified therein and JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to which the Company refinanced its $520.0 revolving and $230.0 term loan A senior unsecured credit facilities (which have been terminated and repaid in full) with, respectively, a new unsecured revolving facility (the Revolving Facility) in an amount of up to $520.0 and a new (non-delayed draw) unsecured term loan A facility (the Term Loan A Facility) on substantially the same terms as the Delayed Draw Term Facility (as defined in the Credit Agreement) in the amount of up to $230.0. The Delayed Draw Term Facility of $250.0 may be drawn up to one year after the closing date of the Acquisition. The Revolving Facility and Term Loan A Facility are subject to the same maximum consolidated net leverage ratio and minimum consolidated interest coverage ratio as the Delayed Draw Term Facility. On December 23, 2020, the Term Loan A Facility will mature and the Revolving Facility will automatically terminate. The weighted-average interest rate on outstanding revolving credit facility borrowings as of September 30, 2016 and December 31, 2015 was 1.94 percent and 2.33 percent, respectively, which is variable based on the London Interbank Offered Rate (LIBOR). The amount available under the revolving credit facility as of September 30, 2016 was $520.0.

On April 19, 2016, the Company issued the 2024 Senior Notes in an offering exempt from the registration requirements of the Securities Act in connection with the Acquisition. The 2024 Senior Notes are and will be guaranteed by certain of the Company’s existing and future domestic subsidiaries.

Also in April 2016, allocation and pricing of the term loan B facility (the Term Loan B Facility) provided under the Credit Agreement (which the Term Loan B Facility was used to provide part of the financing for the Acquisition) was completed. The Term Loan B Facility consists of a $1,000.0 U.S. dollar-denominated tranche that bears interest at LIBOR plus an applicable margin of 4.50 percent (or, at the Company’s option, prime plus an applicable margin of 3.50 percent), and a €350.0 euro-denominated tranche that will bear interest at the Euro Interbank Offered Rate (EURIBOR) plus an applicable margin of 4.25 percent. Each tranche was funded during the second quarter of 2016 at 99 percent of par. In November, the Company repaid $200.0 of the outstanding debt from the Term Loan B Facility - USD, which was included in notes payable as of September 30, 2016.

On May 6, and August 16, 2016, the Company entered into the Second and Third Amendments to the Credit Agreement, which re-denominated a portion of the Term Loan B Facility into euros and guaranteed the prompt and complete payment and performance of the obligations when due under the Credit Agreement.

The Amended and Restated Credit Agreement financial ratios at September 30, 2016 are as follows:

•
a maximum total net debt to adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) leverage ratio of 4.50 for the three months ended September 30, 2016 (reducing to 4.25 on December 31, 2017, further reduced to 4.00 on December 31, 2018, and further reduced to 3.75 on June 30, 2019); and

•	a minimum adjusted EBITDA to net interest expense coverage ratio of not less than 3.00

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2016
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The key affirmative and negative covenants of the Credit Agreement include:

Affirmative Covenants	Negative Covenants - Limitations on
pay principal and interest on time	merger, consolidation and fundamental changes
mandatory prepayments	sale of assets
timely financial reporting (including compliance certificate)	investments and acquisitions
use of proceeds	liens and security interests
notice of defaults	transactions with affiliates
continue with line of business	dividends and other restricted payments
paying taxes	negative pledge clause
maintain insurance	restrictions on subsidiary distributions
compliance with applicable laws	hedges for financial speculation
maintain property and title to property	receivable indebtedness
provide updates to guaranties and collateral when acquiring new assets or subsidiaries	incurrence of indebtedness (secured, unsecured and subordinated) and receivables indebtedness
engage in periodic credit rating reviews	payments of junior/unsecured/subordinated debt
perfecting security interest on material U.S. based assets	organizational documents amendments

Mandatory prepayments are required if the outstanding revolving loans or facility letters of credit exceed the aggregate revolving credit commitments, including due to currency fluctuations if difference is greater than 105%, the excess loans must be repaid or facility letters of credit must be cash collateralized. Voluntary prepayments require one business day notice for floating rate loans in $1.0 or multiples thereof and three business days for euro currency rate loans in $5.0 or $1.0 multiples thereof. There is a prepayment premium with respect to the Term B Facility only. Until May 6, 2017, if there is a repricing event, where the Term B Facility is refinanced or amended to reduce the yield, there is a prepayment premium of 1.00% refinanced or amended. Other mandatory prepayments include incurrence of new debt outside what is allowed in the Credit Agreement, sale of certain assets beyond a de-minimis exception amount and depending on the net debt leverage, a percentage of "Excess Cash Flows" as defined in the Credit Agreement beginning with 2017 cash flows.

The Company incurred $28.0 and $39.2 of fees in the three and nine months ended September 30, 2016, respectively, related to the Credit Agreement and 2024 Senior Notes, which are amortized as a component of interest expense over the terms.

Below is a summary of financing and replacement facilities information:

Financing and Replacement Facilities	Interest Rate Index and Margin	Maturity/Termination Dates	Term (Years)
Credit Agreement facilities
Revolving Facility	LIBOR + 2.25%(i)	December 2020	5
Term Loan A Facility	LIBOR + 2.25%(i)	December 2020	5
Delayed Draw Term Loan A	LIBOR + 2.25%(i)	December 2020	5
Term Loan B Facility ($1,000.0)	LIBOR(ii) + 4.50%	November 2023	7.5
Term Loan B Facility (€350.0)	EURIBOR(iii) + 4.25%	November 2023	7.5
2024 Senior Notes	8.5%	April 2024	8

(i)	Upon completion of the fourth quarter compliance certificate, the anticipated interest rate index and margin will be LIBOR + 1.75%.

(ii)	LIBOR with a floor of 0.75%.

(iii)	EURIBOR with a floor of 0.75%.

Following the close of the Acquisition, the debt facilities under the Credit Agreement are secured by substantially all assets of the Company and its domestic subsidiaries that are borrowers or guarantors under the Credit Agreement, subject to certain exceptions and permitted liens.

In March 2006, the Company issued senior notes (2006 Senior Notes) in an aggregate principal amount of $300.0. The Company funded the repayment of $75.0 aggregate principal amount of the 2006 Senior Notes at maturity in March 2013 using borrowings

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2016
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

under its revolving credit facility and the repayment of $175.0 aggregate principal amount of the 2006 Senior Notes that matured in March 2016 through the use of proceeds from the divestiture of the Company's NA electronic security business. Prepayment of the remaining $50.0 aggregate principal amount of the 2006 Senior Notes were paid in full on May 2, 2016. The prepayment included a make-whole premium of $3.9, which was paid in addition to the principal and interest of the 2006 Senior Notes and is included in interest expense for the nine months ended September 30, 2016.

The Company’s financing agreements contain various restrictive financial covenants, including net debt to capitalization, net debt to EBITDA and net interest coverage ratios. As of September 30, 2016, the Company was in compliance with the financial and other covenants within its debt agreements.

Restricted Cash

As a result of the Acquisition, the Company has no cash classified as restricted as of September 30, 2016. The restricted cash was used for the cash portion of the Acquisition, paying off existing debt and related interest, as well as any transaction costs pursuant to the terms of the Credit Agreement. The carrying value of restricted cash approximated its fair value and was included in cash flows from investing and financing activities until it was utilized for the Acquisition. Restricted cash in investing activities consisted of the proceeds from the debt borrowings related to the Acquisition. Restricted cash in financing activities consisted of the domestic net proceeds from the NA electronic security divestiture offset by the $175.0 and $50.0 payments of the 2006 Senior Notes during the first and second quarter of 2016, respectively.

Note 13: Benefit Plans

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

After the Acquisition, the following plans, among others, were acquired by the Company:

•
In Germany, post-employment benefit plans are set up as employer funded pension plans and deferred compensation plans. The employer funded pension commitments in Germany are based upon direct performance-related commitments in terms of defined contribution plans. Each beneficiary receives, depending on individual pay-scale grouping, contractual classification, or income level, different yearly contributions. The contribution is multiplied by an age factor appropriate to the respective pension plan and credited to the individual retirement account of the employee. The retirement accounts may be used up at retirement by either a one-time lump-sum payout or payments of up to ten years. Insured events include disability, death and reaching of retirement age.

•
In Switzerland, the post-employment benefit plan is required due to statutory provisions. The employees receive their pension payments as a function of contributions paid, a fixed interest rate and annuity factors. Insured events are disability, death and reaching of retirement age.

•	The Netherlands’ based career average pension plan is financed by employers and employees and managed by an external pension fund. Insured events are disability, death and reaching of retirement age.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2016
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following table sets forth the net periodic benefit cost for the Company’s defined benefit pension plans and other benefits for the three months ended September 30:

	Pension Benefits		Other Benefits
	2016	2015	2016	2015
Components of net periodic benefit cost
Service cost	$2.8	$0.9	$—	$—
Interest cost	7.1	5.9	0.2	0.1
Expected return on plan assets	(8.1)	(6.7)	—	—
Amortization of prior service benefit	—	—	—	—
Recognized net actuarial loss	1.5	1.7	—	0.1
Curtailment loss	(0.2)	—	—	—
Net periodic pension benefit cost (1)	$3.1	$1.8	$0.2	$0.2
(1) The increase in net periodic pension benefit cost is a result of the Acquisition.

The following table sets forth the net periodic benefit cost for the Company’s defined benefit pension plans and other benefits for the nine months ended September 30:

	Pension Benefits		Other Benefits
	2016	2015	2016	2015
Components of net periodic benefit cost
Service cost	$4.6	$2.7	$—	$—
Interest cost	19.5	17.8	0.4	0.4
Expected return on plan assets	(21.6)	(20.2)	—	—
Amortization of prior service benefit	—	—	—	(0.1)
Recognized net actuarial loss	4.3	5.0	0.1	0.3
Curtailment loss	(0.2)	—	—	—
Net periodic pension benefit cost (1)	$6.6	$5.3	$0.5	$0.6
(1) The increase in net periodic pension benefit cost is a result of the Acquisition.

Contributions

There have been no significant changes to the expected 2016 plan year contribution amounts previously disclosed, except for $2.0 of anticipated pension contributions related to the pension plans assumed as a result of the Acquisition. For the nine months ended September 30, 2016 and 2015, contributions of $3.5 and $12.9, respectively, were made to the qualified and non-qualified pension plans.

Note 14: Guarantees and Product Warranties

The Company provides its global operations guarantees and standby letters of credit through various financial institutions for suppliers, customers, regulatory agencies and insurance providers. If the Company is not able to make payment or fulfill contractual obligations, the suppliers, customers, regulatory agencies and insurance providers may draw on the pertinent bank. At September 30, 2016, the maximum future payment obligations related to these various guarantees totaled $186.7, of which $28.0 represented standby letters of credit to insurance providers, and no associated liability was recorded. At December 31, 2015, the maximum future payment obligations relative to these various guarantees totaled $89.9, of which $30.0 represented standby letters of credit to insurance providers, and no associated liability was recorded.

The Company provides its customers a manufacturer’s warranty and records, at the time of the sale, a corresponding estimated liability for potential warranty costs. Estimated future obligations due to warranty claims are based upon historical factors such as labor rates, average repair time, travel time, number of service calls per machine and cost of replacement parts. As of September 30, 2016 and 2015, the Company’s warranty liability balances were $106.5 and $77.3, respectively. The increase in the warranty liability was largely attributable to the acquired warranty accruals associated with the Acquisition, which was offset by an increase in currency translation in Brazil.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2016
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Changes in the Company’s warranty liability balance are illustrated in the following table:

	2016	2015
Balance at January 1	$73.6	$113.3
Current period accruals	24.6	26.1
Current period settlements	(42.8)	(36.3)
Acquired warranty accruals	43.8	—
Currency translation adjustment	7.3	(25.8)
Balance at September 30	$106.5	$77.3

Note 15: Commitments and Contingencies

Contractual Obligations

At September 30, 2016, the Company had purchase commitments due within one year totaling $22.6 for materials through contract manufacturing agreements at negotiated prices.

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

At September 30, 2016, the Company was a party to several routine indirect tax claims from various taxing authorities globally that were incurred in the normal course of business, which neither individually nor in the aggregate are considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the consolidated financial statements would not be materially affected by the outcome of these indirect tax claims and/or proceedings or asserted claims.

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

In response to an order by the administrative court, the tax inspector provided further analysis with respect to the initial assessment in December 2013 that indicates a potential exposure that is significantly lower than the initial tax assessment received in August 2012. This revised analysis has been accepted by the initial administrative court and lower level appellate court; however, this matter remains subject to ongoing administrative proceedings and appeals. Accordingly, the Company cannot provide any assurance that its exposure pursuant to the initial assessment will be lowered significantly or at all. In addition, this matter could negatively impact Brazil federal indirect taxes in other years that remain open under statute. It is reasonably possible that the Company could be required to pay taxes, penalties and interest related to this matter, which could be material to the Company's consolidated financial statements. The Company continues to defend itself in this matter.

The Company has challenged customs rulings in Thailand seeking to retroactively collect customs duties on previous imports of ATMs. Management believes that the customs authority’s attempt to retroactively assess customs duties is in contravention of World Trade Organization agreements and, accordingly, is challenging the rulings. In the third quarter of 2015, the Company received a prospective ruling from the United States Customs Border Protection which is consistent with the Company's interpretation of the treaty in question. The Company has submitted that ruling for consideration in its ongoing dispute with Thailand. In August 2016, the tax court of appeals rendered a decision in favor of the Company related to approximately half of the assessments at issue. The remaining matters are currently in various stages of the appeals process and management continues to believe that the Company has a valid legal position in these appeals. Accordingly, the Company has not accrued any amount for this contingency; however, the Company cannot provide any assurance that it will not ultimately be subject to retroactive assessments.

At September 30, 2016 and December 31, 2015, the Company had an accrual related to the Brazil indirect tax matter disclosed above of $9.2 and $7.5, respectively. The movement between periods relates to the currency fluctuation in the Brazil real.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2016
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

A loss contingency is reasonably possible if it has a more than remote but less than probable chance of occurring. Although management believes the Company has valid defenses with respect to its indirect tax positions, it is reasonably possible that a loss could occur in excess of the estimated accrual. The Company estimated the aggregate risk at September 30, 2016 to be up to approximately $225.2 for its material indirect tax matters, of which $176.0 and $25.0, respectively, relates to the Brazil indirect tax matter and Thailand customs matter disclosed above. The aggregate risk related to indirect taxes is adjusted as the applicable statutes of limitations expire.

Legal Contingencies

At September 30, 2016, the Company was a party to several lawsuits that were incurred in the normal course of business, which neither individually nor in the aggregate are considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the Company's condensed consolidated financial statements would not be materially affected by the outcome of these legal proceedings, commitments or asserted claims.

On October 22, 2013, the Company finalized a settlement agreement with the U.S. Securities and Exchange Commission (SEC) and a Deferred Prosecution Agreement (DPA) with the U.S. Department of Justice (DOJ) to settle charges arising from violations of the Foreign Corrupt Practices Act (FCPA). Pursuant to those agreements, Diebold was required to retain an independent corporate monitor to review our compliance program, internal accounting controls, record-keeping, and financial reporting policies and procedures relating to the FCPA and other applicable anti-corruption laws. Since that time, the Company has made significant enhancements to its global ethics and compliance program. On October 24, 2016, the corporate monitor certified to the SEC and DOJ that our compliance program is reasonably designed and implemented to prevent and detect violations of anti-corruption laws. The DPA and the independent corporate monitorship expired on October 29, 2016. With the completion of the monitorship, the Company has fulfilled its obligations under the settlement agreements with the DOJ and SEC.

Note 16: Derivative Instruments and Hedging Activities

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate and foreign exchange rate risk, through the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s borrowings.

Certain of the Company’s foreign operations expose the Company to fluctuations of foreign interest rates and exchange rates. These fluctuations may impact the value of the Company’s cash receipts and payments in terms of the Company’s functional currency. The Company enters into derivative financial instruments to protect the value or fix the amount of certain obligations in terms of its functional currency.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2016
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The Company uses derivatives to mitigate the economic consequences associated with fluctuations in currencies and interest rates. The following table summarizes the gain (loss) recognized on derivative instruments:

Derivative instrument	Classification on consolidated statements of operations	Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2016	2015	2016	2015
Cash flow hedges	Interest expense	$(1.1)	$(1.4)	$(3.2)	$(3.5)
Gain (loss) on foreign currency option contracts - acquisition related	Miscellaneous, net	—	—	35.6	—
Foreign exchange forward contracts	Foreign exchange gain (loss), net	0.5	6.6	(0.2)	9.5
Foreign exchange forward contracts - acquisition related	Miscellaneous, net	(3.6)	—	(26.3)	—
Total		$(4.2)	$5.2	$5.9	$6.0

Foreign Exchange

Net Investment Hedges The Company has international subsidiaries with net balance sheet positions that generate cumulative translation adjustments within AOCI. The Company uses derivatives to manage potential changes in value of its net investments. The Company uses the forward-to-forward method for its quarterly retrospective and prospective assessments of hedge effectiveness. No ineffectiveness results if the notional amount of the derivative matches the portion of the net investment designated as being hedged because the Company uses derivative instruments with underlying exchange rates consistent with its functional currency and the functional currency of the hedged net investment. Changes in value that are deemed effective are accumulated in AOCI where they will remain until they are reclassified to income together with the gain or loss on the entire investment upon substantial liquidation of the subsidiary. The fair value of the Company’s net investment hedge contracts were $0.9 and $1.0 as of September 30, 2016 and December 31, 2015, respectively. The net gain (loss) recognized in AOCI on net investment hedge derivative instruments was $(0.6) and $6.2 in the three months ended September 30, 2016 and 2015, respectively, and $(12.1) and $11.3 in the nine months ended September 30, 2016 and 2015, respectively.

On August 15, 2016 the Company designated its €350.0 euro-denominated Term Loan B Facility as a net investment hedge of its investments in certain subsidiaries that use the Euro as their functional currency in order to reduce volatility in stockholders' equity caused by the changes in foreign currency exchange rates of the Euro with respect to the U.S. Dollar. The notes will bear interest at the EURIBOR plus an applicable margin of 4.25 percent. Effectiveness will be assessed at least quarterly by confirming that the respective designated net investments' net equity balances at the beginning of any period collectively continues to equal or exceed the balance outstanding on the Company's Euro-denominated term loan. Changes in value that are deemed effective are accumulated in AOCI. When the respective net investments are sold or substantially liquidated, the balance of the cumulative translation adjustment in AOCI will be reclassified into earnings. The net gain (loss) recognized in AOCI on net investment hedge foreign currency borrowings was $(2.3) for both the three and nine months ended September 30, 2016.

Non-Designated Hedges A substantial portion of the Company’s operations and revenues are international. As a result, changes in foreign exchange rates can create substantial foreign exchange gains and losses from the revaluation of non-functional currency monetary assets and liabilities. The Company’s policy allows the use of foreign exchange forward contracts with maturities of up to 24 months to mitigate the impact of currency fluctuations on those foreign currency asset and liability balances. The Company elected not to apply hedge accounting to its foreign exchange forward contracts. Thus, spot-based gains/losses offset revaluation gains/losses within foreign exchange loss, net and forward-based gains/losses represent interest expense or income. The fair value of the Company’s non-designated foreign exchange forward contracts was $0.3 and $0.9 as of September 30, 2016 and December 31, 2015, respectively.

Cash Flow Hedges The Company is exposed to fluctuations in various foreign currencies against its functional currency. At the Company, both sales and purchases are transacted in foreign currencies. Wincor Nixdorf International GmbH is the Wincor Nixdorf currency management center. Currency risks in the aggregate are identified, quantified, and controlled at the Wincor Nixdorf International GmbH treasury center, and furthermore, it provides foreign currencies if necessary. The Wincor Nixdorf subsidiaries are primarily exposed to the USD and GBP as the EUR is its functional currency. This risk is considerably reduced by natural

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2016
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

hedging (i.e. management of sales and purchases by choice location and suppliers). For the remainder of the risk that is not naturally hedged, foreign currency forwards are used to manage the exposure between EUR-GBP and EUR-USD.

Derivative transactions are recorded on the balance sheet at fair value. For transactions designated as cash flow hedges, the effective portion of changes in the fair value are recorded in Accumulated Other Comprehensive Income and are subsequently reclassified into earnings in the period that the hedged forecasted transactions impact earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. As of September 30, 2016, the Company had the following outstanding foreign currency derivatives that were used to hedge its foreign exchange risks:

Foreign Currency Derivative	Number of Instruments	Notional Sold		Notional Purchased
Currency forward agreements (EUR-USD)	18	53.0	USD	47.3	EUR
Currency forward agreements (EUR-GBP)	13	40.7	GBP	51.6	EUR

The remaining net currency risk not hedged by forward currency transactions amounts to approximately $16.4 and £10.2 for nine months ended September 30, 2016. The flows of foreign currency are recorded centrally for Wincor Nixdorf and, where feasible, equalized out. No foreign currency options were transacted during the current and previous year. If the euro had been revalued and devalued respectively by 10% against the U.S. dollar the other components of equity (before deferred taxes) and the fair value of forward currency transactions would have been €4.3 higher, and €5.1 lower, respectively for the nine months ended September 30, 2016. If the euro had been revalued and devalued respectively by 10% against pounds sterling as of September 30, 2015, the other components of equity (before deferred taxes) and the fair value of forward currency transactions would have been €4.3 higher, and €5.2 lower, respectively for the nine months ended September 30, 2016.

Foreign Currency Option and Forward Contracts - acquisition related On November 23, 2015, the Company entered into two foreign currency option contracts to purchase €1,416.0 for $1,547.1 to hedge against the effect of exchange rate fluctuations on the euro-denominated cash consideration related to the Acquisition and estimated euro-denominated transaction related costs and any outstanding Wincor Nixdorf borrowings. At that time, the euro-denominated cash component of the purchase price consideration approximated €1,162.2. The foreign currency option contracts were sold during the second quarter of 2016 for cash proceeds of $42.6, which are included in investing activities in the condensed consolidated statements of cash flows, resulting in a gain of $35.6 during the nine months ended September 30, 2016 and $7.0 during the fourth quarter of 2015. The weighted average strike price was $1.09 per euro. These foreign currency option contracts were non-designated and included in other current assets on the condensed consolidated balance sheet as of December 31, 2015 based on the net asset position.

On April 29, 2016, the Company entered into one foreign currency forward contract to purchase €713.0 for $820.9 to hedge against the effect of exchange rate fluctuations on the euro-denominated cash consideration related to the Acquisition and estimated euro denominated transaction related costs and any outstanding Wincor Nixdorf borrowings. The forward rate is $1.1514. The foreign currency forward contract was settled for $792.6 during the third quarter of 2016, which is included in investing activities in the condensed consolidated statements of cash flows, resulting in a loss of $26.3 during the nine months ended September 30, 2016. This foreign currency forward contract is non-designated and included in other current assets or other current liabilities based on the net asset or net liability position, respectively, in the condensed consolidated balance sheets. The gains and losses from the revaluation of the foreign currency forward contract are included in other income (expense) miscellaneous, net on the condensed consolidated statements of operations.

During the three and nine months ended September 30, 2016, the Company recorded a $(3.6) and $9.3, respectively, mark-to-market gain (loss) on foreign currency and forward option contracts reflected in miscellaneous, net. The fair value of the Company's foreign currency forward and option contracts were nothing and $7.0 as of September 30, 2016 and December 31, 2015, respectively, and are included in other current liabilities and other current assets, respectively.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2016
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Interest Rate

Cash Flow Hedges The Company has variable rate debt that is subject to fluctuations in interest related cash flows due to changes in market interest rates. In order to add stability to interest expense and to manage exposure to interest rate movements, the Company primarily uses interest rate swaps as part of its risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notational amount.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transactions affect earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. As of September 30, 2016 the Company had no ineffectiveness. The fair value of the Company’s interest rate contracts was minimal as of December 31, 2015.

In June 2016, the Company paid off its pay-fixed receive-variable interest rate swap. As a result, the Company had no pay-fixed receive-variable interest rate swaps outstanding as of September 30, 2016. In November 2016, the Company entered into multiple pay-fixed receive-variable interest rate swaps outstanding with an aggregate notional amount of $400.0.

In connection with the Acquisition, the Company acquired an interest swap for a nominal sum of €50.0, which was entered into in May 2010 with a ten-year term from October 1, 2010 until September 30, 2020. For this interest swap, the three-month EURIBOR is received and a fixed interest of 2.974% is paid. The fair value, which is measured at market prices, is €(8.1) and, because this swap was accounted for as a cash flow hedge, has been directly recognized in the other components of equity, having taken into account deferred taxes. For the three and nine months ending September 30, 2016 the amount reclassified from equity to profit or loss was not significant. The remaining net interest risk not hedged amounts to approximately €15.0 and may be, overall, regarded as minor due to the current interest environment.

In December 2005 and January 2006, the Company executed cash flow hedges by entering into pay-fixed receive-variable interest rate swaps, with a total notional amount of $200.0, related to the 2006 Senior Notes. Amounts previously recorded in AOCI related to the pre-issuance cash flow hedges were reclassified to interest expense on a straight-line basis through February 2016.

The gain recognized on designated cash flow hedge derivative instruments was minimal for both the three and nine months ended September 30, 2016, and $0.2 and $0.5 for the three and nine months ended September 30, 2015, respectively. Gains and losses related to interest rate contracts that are reclassified from AOCI are recorded in interest expense on the condensed consolidated statements of operations. The Company does not anticipate reclassifying any amount from AOCI to interest expense within the next 12 months.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2016
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 17: Fair Value of Assets and Liabilities

Assets and Liabilities Recorded at Fair Value

Assets and liabilities subject to fair value measurement are as follows:

	September 30, 2016			December 31, 2015
		Fair Value Measurements Using			Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Assets
Short-term investments
Certificates of deposit	$39.9	$39.9	$—	$39.9	$39.9	$—
Assets held in rabbi trusts	8.3	8.3	—	9.3	9.3	—
Foreign exchange forward contracts	7.3	—	7.3	3.5	—	3.5
Foreign currency option contracts	—	—	—	7.0	—	7.0
Total	$55.5	$48.2	$7.3	$59.7	$49.2	$10.5
Liabilities
Deferred compensation	$8.3	$8.3	$—	$9.3	$9.3	$—
Foreign exchange forward contracts	6.1	—	6.1	1.5	—	1.5
Total	$14.4	$8.3	$6.1	$10.8	$9.3	$1.5

The Company uses the end of period when determining the timing of transfers between levels. During the nine months ended September 30, 2016, there were no transfers between levels.

The fair value and carrying value of the Company’s debt instruments are summarized as follows:

	September 30, 2016		December 31, 2015
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes payable	$336.4	$336.4	$32.0	$32.0

Revolving credit facility	—	—	168.0	168.0
Term Loan A Facility	205.6	205.6	218.5	218.5
Term Loan B Facility - USD	790.0	790.0	—	—
Term Loan B Facility - Euro	389.3	389.3	—	—
2024 Senior Notes	396.0	400.0	—	—
2006 Senior Notes	—	—	231.8	225.0
Other	2.1	2.1	1.6	1.6
Long-term deferred financing fees	(64.5)	(64.5)	(6.9)	(6.9)
Long-term debt	1,718.5	1,722.5	613.0	606.2
Total debt instruments	$2,054.9	$2,058.9	$645.0	$638.2

Refer to note 12 for further details surrounding the increase in long-term debt as of September 30, 2016 compared to December 31, 2015.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2016
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 18: Restructuring and Other Charges

Restructuring Charges

The following table summarizes the impact of the Company’s restructuring charges on the condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Cost of sales – services	$0.7	$1.6	$2.4	$2.7
Cost of sales – products	1.6	0.1	1.6	1.4
Selling and administrative expense	5.0	5.9	8.6	13.1
Research, development and engineering expense	0.1	—	0.2	0.6
Total	$7.4	$7.6	$12.8	$17.8

The following table summarizes the Company’s restructuring charges by reportable operating segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Severance
NA (1)	$2.4	$4.7	$4.3	$9.3
AP	—	0.7	—	0.9
EMEA	3.5	—	4.1	3.0
LA	1.5	2.2	4.4	4.6
Total severance	$7.4	$7.6	$12.8	$17.8
(1) NA includes corporate and global restructuring costs.

Multi-Year Transformation Plan

During the first quarter of 2013, the Company announced a multi-year transformation plan. Certain aspects of this plan were previously disclosed under the Company's global realignment plan and global shared services plan. This multi-year transformation focuses on globalizing the Company's service organization and creating a unified center-led global organization for research and development, as well as transforming the Company's general and administrative cost structure. Restructuring charges of $4.3 and $7.6 for the three months ended September 30, 2016 and 2015, respectively, and $9.7 and $17.8 for the nine months ended September 30, 2016 and 2015, respectively, related to the Company's multi-year transformation plan. As of September 30, 2016, the restructuring accrual balance consists of severance restructuring activities in connection with the multi-year transformation plan. As of September 30, 2016, the Company anticipates minimal additional restructuring costs to be incurred through the end of 2016 in connection with the multi-year transformation plan. As management finalizes certain aspects of the transformation plan, the anticipated future costs related to this plan are subject to change.

Delta Program

At the beginning of the 2015, Wincor Nixdorf initiated the Delta Program related to restructuring and realignment. As part of a change process that will span several years, the Delta Program is designed to hasten the expansion of software and professional services operations and to further enhance profitability in the services business. This program includes expansion in the high-end fields of as managed services and outsourcing. It also involves capacity adjustments on the hardware side, enabling the Company to respond more effectively to market volatility while maintaining its abilities with innovation. As of August 15, 2016, the date of the Acquisition, the restructuring accrual balance acquired was $45.5 and consisted of severance activities. The Company incurred restructuring charges of $3.1for the three and nine months ended September 30, 2016 related to this plan. As of September 30, 2016, the Company does not anticipate additional restructuring costs to be incurred through the end of the plan.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2016
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The following table summarizes the Company's cumulative total restructuring costs for the multi-year transformation plan as of September 30, 2016:

	Severance	Other	Total
Cumulative total restructuring costs for the multi-year transformation plan
NA (1)	$72.2	$2.0	$74.2
AP	3.8	0.6	4.4
EMEA	6.7	0.9	7.6
LA	24.3	—	24.3
Total	$107.0	$3.5	$110.5
(1) NA includes corporate and global restructuring costs.

The following table summarizes the Company's cumulative total restructuring costs for the Delta Program as of September 30, 2016:

	Severance	Other	Total
Cumulative total restructuring costs for the Delta Program
NA	$—	$—	$—
AP	—	—	—
EMEA	3.0	—	3.0
LA	0.1	—	0.1
Total	$3.1	$—	$3.1

The following table summarizes the Company’s restructuring accrual balances and related activity for the nine months ended September 30:

	2016	2015
Balance at January 1	$4.7	$7.6
Liabilities incurred	12.8	17.8
Liabilities acquired	45.5	—
Liabilities paid/settled	(11.7)	(19.8)
Balance at September 30	$51.3	$5.6

Impairment and Other Charges

During the first quarter of 2015, the Company recorded an impairment of certain capitalized software of $9.1 related to redundant legacy Diebold software as a result of the acquisition of Phoenix. In addition, the Company agreed to sell its equity interest in its Venezuela joint venture to its joint venture partner and recorded a $10.3 impairment of assets in the first quarter of 2015. On April 29, 2015, the Company closed the sale for the estimated fair market value and recorded a $1.0 reversal of impairment of assets based on final adjustments in the second quarter of 2015, resulting in a $9.3 impairment of assets for the nine months ended September 30, 2015 (refer to note 20).

Other charges consist of items that the Company has determined are non-routine in nature and are not expected to recur in future operations. Net non-routine expense of $127.2 and $159.5 impacted the three and nine months ended September 30, 2016, respectively, and $4.3 and $14.3 impacted the three and nine months ended September 30, 2015, respectively. Net non-routine expense was partially due to legal, indemnification and professional fees related to corporate monitor efforts. Additionally, net non-routine expense for the three and nine months ended September 30, 2016 included acquisition, divestiture and integration related fees and expenses of $75.1 and $100.6, respectively, within selling and administrative expense.

Note 19: Segment Information

The Company considers its operating structure and the information subject to regular review by its Chief Executive Officer, who is the Chief Operating Decision Maker (CODM), to identify reportable operating segments. The CODM makes decisions, allocates resources and assesses performance by the following regions, which are also the Company’s four reportable operating segments: NA, AP, EMEA and LA. The four geographic segments sell and service FSS, retail and security systems around the globe, as well as elections, lottery and information technology solutions in Brazil other, through wholly-owned subsidiaries, majority-owned joint ventures and independent distributors in most major countries.

Certain information not routinely used in the management of the segments, information not allocated back to the segments or information that is impractical to report is not shown. Segment operating profit is defined as revenues less expenses identifiable to those segments. Segment operating profit reconciles to consolidated income before income taxes by deducting corporate costs and other income or expense items that are not attributed to the segments (refer to note 18). Total assets are not allocated to segments and are not included in the assessment of segment performance and therefore are excluded from the segment information disclosed as follows.

The following tables represent information regarding the Company’s segment information and provides a reconciliation between segment operating profit and the consolidated income (loss) from continuing operations before income taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue summary by segment
NA	$305.4	$270.1	$832.3	$831.8
AP	138.5	107.6	304.5	327.5
EMEA	371.3	89.5	563.4	282.4
LA	168.1	122.4	372.7	367.2
Total revenue	$983.3	$589.6	$2,072.9	$1,808.9

Intersegment revenue
NA	$10.9	$21.5	$41.5	$66.0
AP	25.9	22.5	72.0	82.2
EMEA	24.3	18.3	71.7	53.5
LA	0.3	0.2	0.5	0.4
Total intersegment revenue	$61.4	$62.5	$185.7	$202.1

Segment operating profit
NA	$50.1	$59.6	$166.5	$187.5
AP	16.1	14.2	31.0	46.7
EMEA	36.9	11.1	63.5	37.6
LA	12.8	4.8	33.6	21.1
Total segment operating profit	115.9	89.7	294.6	292.9

Corporate charges not allocated to segments (1)	(68.0)	(65.4)	(204.4)	(208.5)
Asset impairment charges	—	—	—	(18.9)
Restructuring charges	(7.4)	(7.6)	(12.8)	(17.8)
Net non-routine expense	(127.2)	(4.3)	(159.5)	(14.3)
	(202.6)	(77.3)	(376.7)	(259.5)
Operating profit (loss)	(86.7)	12.4	(82.1)	33.4
Other income (expense)	(29.3)	(2.7)	(49.7)	(14.4)
Income (loss) from continuing operations before taxes	$(116.0)	$9.7	$(131.8)	$19.0

(1)
Corporate charges not allocated to segments include headquarter-based costs associated with manufacturing administration, procurement, human resources, compensation and benefits, finance and accounting, global development/engineering, global strategy/mergers and acquisitions, global information technology, tax, treasury and legal.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2016
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Segment depreciation and amortization expense
NA	$3.8	$3.8	$9.8	$7.7
AP	1.4	1.7	4.7	5.1
EMEA	8.2	0.9	9.9	2.5
LA	3.6	1.4	6.8	5.3
Total segment depreciation and amortization expense	17.0	7.8	31.2	20.6
Corporate depreciation and amortization expense	26.4	7.6	43.1	27.7
Total depreciation and amortization expense	$43.4	$15.4	$74.3	$48.3

	September 30, 2016	December 31, 2015
Segment property, plant and equipment, at cost
NA	$111.1	$110.7
AP	59.3	53.3
EMEA	182.4	35.2
LA	60.2	51.9
Total segment property, plant and equipment, at cost	413.0	251.1
Corporate property plant and equipment, at cost, not allocated to segments	460.3	357.9
Total property, plant and equipment, at cost	$873.3	$609.0

The following table presents information regarding the Company’s revenue by service and product solution:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Financial self-service
Services	$415.3	$293.1	$1,009.2	$883.3
Products	281.4	216.6	627.1	689.3
Total financial self-service	696.7	509.7	1,636.3	1,572.6
Retail
Services	77.3	—	77.3	—
Products	96.3	—	96.3	—
Total retail	173.6	—	173.6	—
Security
Services	50.1	53.3	149.4	157.6
Products	16.1	21.4	49.1	61.5
Total security	66.2	74.7	198.5	219.1
Brazil other	46.8	5.2	64.5	17.2
	$983.3	$589.6	$2,072.9	$1,808.9

In August 2016, in connection with the business combination agreement related to the Acquisition, the Company announced the realignment of its lines of business to drive greater efficiency and further improve customer service. As a result of the Acquistion, the Company has reorganized the management team reporting to the CODM and has begun evaluating and assessing the lines of business reporting structure. The Company does not anticipate the assessment to be completed until the first quarter of 2017. Beginning with the first quarter of 2017, the Company anticipates its reportable operating segments will be based on the conclusion of the assessment on the following lines of business: Software, Systems, and Services and will reclassify comparative periods for consistency. Until such assessment is completed, the CODM will continue to regularly review, make decisions, allocate resources and assess performance based on the current regional reportable operating segments.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2016
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Note 20: Divestitures

In December 2015, the Company announced it was forming a new joint venture with a subsidiary of the Inspur Group, a Chinese cloud computing and data center company, to develop, manufacture and distribute FSS solutions in China. The Inspur Group will hold a majority stake of 51.0 percent in the new joint venture, which will be named Inspur (Suzhou) Financial Technology Service Co. Ltd. (Inspur JV). The Inspur JV will offer a complete range of self-service terminals within the Chinese market, including ATMs. The Company will serve as the exclusive distributor outside of China for all products developed by the Inspur JV, which will be sold under the Diebold brand. The Company will not consolidate Inspur JV once the joint venture is formed and will include its results of operations in equity in earnings of an investee included in other (expense) income of the condensed consolidated statements of operations. In November 2016, the Inspur JV was formed and the Company does not expect a significant gain or loss from the transaction.

In addition, to support Diebold's services-led approach to the market, the Inspur Group will acquire a minority share of Diebold's current China joint venture. Moving forward, this business will be focused on providing a whole suite of services, including installation, maintenance, professional and managed services related to ATMs and other automated transaction solutions.

During the third quarter of 2016, the Company received cash proceeds of $27.7 related to the sale of stock in its Aevi International GmbH and Wincor Nixdorf China subsidiaries. In addition to the cash proceeds, the Company obtained receivables of $44.7 for the divestiture of its Wincor Nixdorf China subsidiaries. The Wincor Nixdorf China sale was reflected in the opening balance sheet and no gain or loss was recorded. The Wincor Nixdorf China sale was in connection with the June 2016, Wincor Nixdorf announcement to establish a joint venture with Aisino Corporation, to position itself in China to offer solutions that meet Chinese banking regulations. Aisino Corporation is a Chinese company that specializes in intelligent anti-forgery tax control systems, electronic fund transfer (EFT) point of sale (POS) solutions, financial IC cards, bill receipt printing solutions and public IT security solutions. The joint venture (Aisino JV) with Wincor Nixdorf in China will develop, produce and market IT solutions for banking and retail companies in China. Operating under the name Aisino Wincor, the Aisino JV will offer banks and retailers an extensive range of hardware, software and services. The Aisino JV’s comprehensive portfolio comprises POS systems and self-checkout solutions for the retail segment as well as self-service solutions for the banking segment. Banking solutions include ATMs, cash recycling systems and the software necessary to operate the systems. The Aisino JV’s portfolio will also extend to offering the banking segment end-to-end services that help customers manage their self-service networks. These professional and managed services range from deployment and project management to life-cycle maintenance. Following the closing of the transaction, the Company will hold a noncontrolling interest in the Aisino JV of 43.6 percent. The Company will include the Aisino results of operations in equity in earnings of an investee included in other income (expense) of the condensed consolidated statements of operations.

On October 25, 2015, the Company entered into a definitive asset purchase agreement with a wholly owned subsidiary of Securitas AB (Securitas Electronic Security) to divest its NA electronic security business located in the United States and Canada for an aggregate purchase price of $350.0 in cash, 10.0 percent of which was contingent based on the successful transition of certain customer relationships. The Company received the full payment of $35.0 in the first quarter of 2016 as all contingencies for this payment were achieved. For the NA electronic security business to continue its growth, it would have required resources and investment that the Company was not committed to make given its focus on the self-service market. The closing of the NA electronic security divestiture occurred on February 1, 2016 and the Company recorded a gain on sale, net of tax, of $(4.6) and $145.0 for the three and nine months ended September 30, 2016, respectively. The closing purchase price was subject to a customary working capital adjustment, which was finalized in the third quarter of 2016. The purchase agreement provides for customary representations, warranties, covenants and agreements.

The Company also agreed to provide certain transition services to Securitas Electronic Security after the closing, including providing Securitas Electronic Security a $6.0 credit for such services, of which $5.0 relates to a quarterly payment to Securitas Electronic Security and $1.0 is a credit against payments due from Securitas Electronic Security. During the three and nine months ended September 30, 2016, $1.3 and $3.8, respectively, were paid as part of the quarterly payments and for the nine months ended September 30, 2016, $1.0 were used against amounts owed by Securitas Electronic Security.

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

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2016
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

The operating results, assets and liabilities and cash flows from discontinued operations are no longer included in the financial statements of the Company from February 1, 2016.

The following summarizes select financial information included in income from discontinued operations, net of tax:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net sales
Services	$—	$58.0	$16.3	$167.6
Products	—	33.4	8.5	93.3
	—	91.4	24.8	260.9
Cost of sales
Services	—	47.3	15.1	136.8
Products	—	27.0	6.9	74.3
	—	74.3	22.0	211.1
Gross profit	—	17.1	2.8	49.8
Selling and administrative expense	—	9.9	4.8	29.3
Income (loss) from discontinued operations before taxes	—	7.2	(2.0)	20.5
Income tax (benefit) expense	—	2.6	(0.7)	7.1
	—	4.6	(1.3)	13.4

Gain (loss) on sale of discontinued operations before taxes	(3.8)	—	239.5	—
Income tax (benefit) expense	0.8	—	94.5	—
Gain (loss) on sale of discontinued operations, net of tax	(4.6)	—	145.0	—
Income from discontinued operations, net of tax	$(4.6)	$4.6	$143.7	$13.4

The following summarizes the assets and liabilities classified as held for sale in the condensed consolidated balance sheet:

December 31, 2015
ASSETS
Cash and cash equivalents	$(1.5)
Trade receivables, less allowances for doubtful accounts of $4.0	75.6
Inventories	29.1
Prepaid expenses	0.9
Other current assets	5.0
Total current assets	109.1
Property, plant and equipment, net	5.2
Goodwill	33.9
Current assets held for sale	$148.2

LIABILITIES
Accounts payable	$24.8
Deferred revenue	13.3
Payroll and other benefits liabilities	6.6
Other current liabilities	4.7
Current liabilities held for sale	$49.4

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2016
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

During the first quarter of 2015, the Company agreed to sell its equity interest in its Venezuela joint venture to its joint venture partner and recorded a $10.3 impairment of assets. On April 29, 2015, the Company closed the sale for the estimated fair market value and recorded a $1.0 reversal of impairment of assets based on final adjustments in the second quarter of 2015, resulting in a $9.3 impairment of assets for the nine months ended September 30, 2015. During the remainder of 2015, the Company incurred an additional $0.4 related to uncollectible accounts receivable, which is included in selling and administrative expense on the consolidated statements of operations.

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

Note 21: Supplemental Guarantor Information

The Company issued the 2024 Senior Notes in an offering exempt from the registration requirements of the Securities Act in connection with the Acquisition. The 2024 Senior Notes are and will be guaranteed by certain of the Company's existing and future domestic subsidiaries. The following presents the condensed consolidating financial information separately for:

(i)	Diebold, Incorporated (the Parent Company), the issuer of the guaranteed obligations;

(ii)	Guarantor Subsidiaries, on a combined basis, as specified in the indentures related to the Company's obligations under the 2024 Senior Notes;

(iii)
Consolidating entries and eliminations representing adjustments to (a) eliminate intercompany transactions between the Parent Company, the Guarantor Subsidiaries and the Non-guarantor Subsidiaries, (b) eliminate the investments in our subsidiaries, and (c) record consolidating entries; and

(iv)	Diebold, Incorporated and Subsidiaries on a consolidated basis.

Each guarantor subsidiary is 100% owned by the Parent Company at the date of each balance sheet presented. The notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary. The guarantees of the guarantor subsidiaries are subject to release in limited circumstances only upon the occurrence of certain customary conditions. Each entity in the consolidating financial information follows the same accounting policies as described in the consolidated financial statements, except for the use by the Parent Company and the guarantor subsidiaries of the equity method of accounting to reflect ownership interests in subsidiaries which are eliminated upon consolidation. Changes in intercompany receivables and payables related to operations, such as intercompany sales or service charges, are included in cash flows from operating activities. Intercompany transactions reported as investing or financing activities include the sale of capital stock of various subsidiaries, loans and other capital transactions between members of the consolidated group.

Certain non-guarantor subsidiaries of the Parent Company are limited in their ability to remit funds to it by means of dividends, advances or loans due to required foreign government and/or currency exchange board approvals or limitations in credit agreements or other debt instruments of those subsidiaries.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2016
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Condensed Consolidating Balance Sheets
As of September 30, 2016

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$344.0	$2.6	$401.6	$—	$748.2
Short-term investments	—	—	39.9	—	39.9
Trade receivables, net	186.5	0.5	842.2	—	1,029.2
Intercompany receivables	891.1	777.7	518.0	(2,186.8)	—
Inventories	126.5	15.9	745.1	—	887.5
Deferred income taxes	52.6	11.2	99.1	—	162.9
Prepaid expenses	14.3	1.0	47.4	—	62.7
Prepaid income taxes	20.9	5.5	81.9	—	108.3
Other current assets	4.5	2.0	250.7	—	257.2
Total current assets	1,640.4	816.4	3,025.9	(2,186.8)	3,295.9
Securities and other investments	83.4	—	—	—	83.4
Property, plant and equipment, net	106.2	8.8	295.8	—	410.8
Goodwill	55.5	—	935.5	—	991.0
Deferred income taxes	53.1	(6.4)	20.7	—	67.4
Finance lease receivables	—	5.8	24.3	—	30.1
Intangible assets, net	1.9	19.4	848.4	—	869.7
Other assets	2,756.6	0.2	29.8	(2,753.6)	33.0
Total assets	$4,697.1	$844.2	$5,180.4	$(4,940.4)	$5,781.3

LIABILITIES AND EQUITY
Current liabilities
Notes payable	$239.7	$1.7	$95.0	$—	$336.4
Accounts payable	114.6	0.2	583.4	—	698.2
Intercompany payable	1,410.4	163.5	612.9	(2,186.8)	—
Deferred revenue	73.3	1.7	237.7	—	312.7
Payroll and other benefits liabilities	24.3	1.0	249.1	—	274.4
Other current liabilities	157.4	1.1	402.1	—	560.6
Total current liabilities	2,019.7	169.2	2,180.2	(2,186.8)	2,182.3
Long-term debt	1,720.3	0.5	1.7	—	1,722.5
Pensions and other benefits	191.5	—	105.3	—	296.8
Post-retirement and other benefits	15.1	—	4.7	—	19.8
Deferred income taxes	2.8	—	257.0	—	259.8
Other long-term liabilities	11.5	—	141.8	—	153.3
Commitments and contingencies
Total Diebold, Incorporated shareholders' equity	736.2	674.5	2,079.1	(2,753.6)	736.2
Noncontrolling interests	—	—	410.6	—	410.6
Total liabilities and equity	$4,697.1	$844.2	$5,180.4	$(4,940.4)	$5,781.3

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2016
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Condensed Consolidating Balance Sheets
As of December 31, 2015

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$20.3	$7.9	$285.4	$—	$313.6
Short-term investments	—	—	39.9	—	39.9
Trade receivables, net	140.4	4.3	269.2	—	413.9
Intercompany receivables	828.8	733.6	539.1	(2,101.5)	—
Inventories	115.9	17.8	235.6	—	369.3
Deferred income taxes	103.7	11.2	53.9	—	168.8
Prepaid expenses	16.4	0.7	6.5	—	23.6
Prepaid income taxes	—	—	18.0	—	18.0
Current assets held for sale	139.2	—	9.0	—	148.2
Other current assets	15.5	3.5	129.3	—	148.3
Total current assets	1,380.2	779.0	1,585.9	(2,101.5)	1,643.6
Securities and other investments	85.2	—	—	—	85.2
Property, plant and equipment, net	121.1	10.0	44.2	—	175.3
Goodwill	45.1	—	116.4	—	161.5
Deferred income taxes	57.1	(6.4)	14.6	—	65.3
Finance lease receivables	—	8.1	28.4	—	36.5
Intangible assets, net	2.4	23.3	41.8	—	67.5
Other assets	1,404.6	0.2	(7.3)	(1,390.0)	7.5
Total assets	$3,095.7	$814.2	$1,824.0	$(3,491.5)	$2,242.4

LIABILITIES AND EQUITY
Current liabilities
Notes payable	$21.5	$1.3	$9.2	$—	$32.0
Accounts payable	131.9	1.2	148.6	—	281.7
Intercompany payable	1,414.2	140.8	546.5	(2,101.5)	—
Deferred revenue	102.7	3.6	122.9	—	229.2
Payroll and other benefits liabilities	25.2	0.5	50.8	—	76.5
Current liabilities held for sale	48.9	—	0.5	—	49.4
Other current liabilities	116.3	(5.4)	176.1	—	287.0
Total current liabilities	1,860.7	142.0	1,054.6	(2,101.5)	955.8
Long-term debt	604.6	1.6	—	—	606.2
Pensions and other benefits	193.5	—	2.1	—	195.6
Post-retirement and other benefits	14.5	—	4.2	—	18.7
Deferred income taxes	—	—	1.9	—	1.9
Other long-term liabilities	10.0	—	18.7	—	28.7
Commitments and contingencies
Total Diebold, Incorporated shareholders' equity	412.4	670.6	719.4	(1,390.0)	412.4
Noncontrolling interests	—	—	23.1	—	23.1
Total liabilities and equity	$3,095.7	$814.2	$1,824.0	$(3,491.5)	$2,242.4

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2016
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three Months Ended September 30, 2016

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated

Net sales	$279.6	$22.5	$703.3	$(22.1)	$983.3
Cost of sales	211.4	24.5	571.9	(22.1)	785.7
Gross profit	68.2	(2.0)	131.4	—	197.6
Selling and administrative expense	28.6	2.8	222.1	—	253.5
Research, development and engineering expense	0.9	10.8	19.6	—	31.3
(Gain) loss on sale of assets, net	—	(0.1)	(0.4)	—	(0.5)
	29.5	13.5	241.3	—	284.3
Operating profit (loss)	38.7	(15.5)	(109.9)	—	(86.7)
Other income (expense)
Interest income	0.9	0.1	4.3	—	5.3
Interest expense	(33.4)	—	1.0	—	(32.4)
Foreign exchange gain (loss), net	1.7	(0.1)	0.4	—	2.0
Equity in earnings of subsidiaries	(94.7)	—	—	94.7	—
Miscellaneous, net	(3.4)	2.2	(3.0)	—	(4.2)
Income (loss) from continuing operations before taxes	(90.2)	(13.3)	(107.2)	94.7	(116.0)
Income tax (benefit) expense	7.5	1.4	(27.7)	—	(18.8)
Income (loss) from continuing operations, net of tax	(97.7)	(14.7)	(79.5)	94.7	(97.2)
Income (loss) from discontinued operations, net of tax	(4.6)	—	—	—	(4.6)
Net income (loss)	(102.3)	(14.7)	(79.5)	94.7	(101.8)
Net income attributable to noncontrolling interests	—	—	0.5	—	0.5
Net income (loss) attributable to Diebold, Incorporated	$(102.3)	$(14.7)	$(80.0)	$94.7	$(102.3)
Comprehensive income (loss)	$(107.0)	$(14.7)	$(81.9)	$97.1	$(106.5)
Less: comprehensive income (loss) attributable to noncontrolling interests	—	—	0.5	—	0.5
Comprehensive income (loss) attributable to Diebold, Incorporated	$(107.0)	$(14.7)	$(82.4)	$97.1	$(107.0)

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2016
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three Months Ended September 30, 2015

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated

Net sales	$238.9	$39.2	$350.1	$(38.6)	$589.6
Cost of sales	161.9	41.4	274.3	(38.3)	439.3
Gross profit	77.0	(2.2)	75.8	(0.3)	150.3
Selling and administrative expense	62.7	2.2	52.9	—	117.8
Research, development and engineering expense	1.9	13.7	4.4	—	20.0
(Gain) loss on sale of assets, net	0.1	—	—	—	0.1
	64.7	15.9	57.3	—	137.9
Operating profit (loss)	12.3	(18.1)	18.5	(0.3)	12.4
Other income (expense)
Interest income	(0.6)	0.2	6.3	—	5.9
Interest expense	(7.9)	—	(0.6)	—	(8.5)
Foreign exchange gain (loss), net	3.8	0.1	(2.6)	—	1.3
Equity in earnings of subsidiaries	(0.6)	—	—	0.6	—
Miscellaneous, net	(3.2)	3.2	(1.4)	—	(1.4)
Income (loss) from continuing operations before taxes	3.8	(14.6)	20.2	0.3	9.7
Income tax (benefit) expense	(13.5)	(4.2)	9.2	—	(8.5)
Income (loss) from continuing operations, net of tax	17.3	(10.4)	11.0	0.3	18.2
Income (loss) from discontinued operations, net of tax	4.4	—	0.3	—	4.7
Net income (loss)	21.7	(10.4)	11.3	0.3	22.9
Net income attributable to noncontrolling interests	—	—	1.2	—	1.2
Net income (loss) attributable to Diebold, Incorporated	$21.7	$(10.4)	$10.1	$0.3	$21.7
Comprehensive income (loss)	$(47.7)	$(10.4)	$(64.5)	$75.4	$(47.2)
Less: comprehensive income (loss) attributable to noncontrolling interests	—	—	0.5	—	0.5
Comprehensive income (loss) attributable to Diebold, Incorporated	$(47.7)	$(10.4)	$(65.0)	$75.4	$(47.7)

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2016
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Nine Months Ended September 30, 2016

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated

Net sales	$819.5	$75.2	$1,252.1	$(73.9)	$2,072.9
Cost of sales	601.1	80.6	973.0	(73.3)	1,581.4
Gross profit	218.4	(5.4)	279.1	(0.6)	491.5
Selling and administrative expense	184.6	8.3	313.5	—	506.4
Research, development and engineering expense	3.3	34.6	29.5	—	67.4
(Gain) loss on sale of assets, net	0.2	(0.1)	(0.3)	—	(0.2)
	188.1	42.8	342.7	—	573.6
Operating profit (loss)	30.3	(48.2)	(63.6)	(0.6)	(82.1)
Other income (expense)
Interest income	1.9	0.5	14.1	—	16.5
Interest expense	(68.3)	(0.1)	0.2	—	(68.2)
Foreign exchange gain (loss), net	(1.3)	(0.1)	(0.2)	—	(1.6)
Equity in earnings of subsidiaries	(64.4)	—	—	64.4	—
Miscellaneous, net	3.0	5.4	(4.8)	—	3.6
Income (loss) from continuing operations before taxes	(98.8)	(42.5)	(54.3)	63.8	(131.8)
Income tax (benefit) expense	(9.8)	(3.5)	(21.2)	—	(34.5)
Income (loss) from continuing operations, net of tax	(89.0)	(39.0)	(33.1)	63.8	(97.3)
Income (loss) from discontinued operations, net of tax	133.8	—	9.9	—	143.7
Net income (loss)	44.8	(39.0)	(23.2)	63.8	46.4
Net income attributable to noncontrolling interests	—	—	1.6	—	1.6
Net income (loss) attributable to Diebold, Incorporated	$44.8	$(39.0)	$(24.8)	$63.8	$44.8
Comprehensive income (loss)	$88.7	$(39.0)	$27.6	$12.5	$89.8
Less: comprehensive income (loss) attributable to noncontrolling interests	—	—	1.1	—	1.1
Comprehensive income (loss) attributable to Diebold, Incorporated	$88.7	$(39.0)	$26.5	$12.5	$88.7

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2016
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Nine Months Ended September 30, 2015

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated

Net sales	$719.8	$141.5	$1,087.7	$(140.1)	$1,808.9
Cost of sales	478.9	149.3	839.6	(139.2)	1,328.6
Gross profit	240.9	(7.8)	248.1	(0.9)	480.3
Selling and administrative expense	197.8	8.0	157.4	—	363.2
Research, development and engineering expense	6.4	45.4	14.4	—	66.2
Impairment of assets	—	9.1	9.8	—	18.9
(Gain) loss on sale of assets, net	0.3	(0.2)	(1.5)	—	(1.4)
	204.5	62.3	180.1	—	446.9
Operating profit (loss)	36.4	(70.1)	68.0	(0.9)	33.4
Other income (expense)
Interest income	(0.2)	0.9	19.9	—	20.6
Interest expense	(22.1)	(0.1)	(1.9)	—	(24.1)
Foreign exchange gain (loss), net	4.3	—	(13.5)	—	(9.2)
Equity in earnings of subsidiaries	(2.2)	—	—	2.2	—
Miscellaneous, net	(1.6)	10.1	(10.2)	—	(1.7)
Income (loss) from continuing operations before taxes	14.6	(59.2)	62.3	1.3	19.0
Income tax (benefit) expense	(13.8)	(14.2)	19.2	—	(8.8)
Income (loss) from continuing operations, net of tax	28.4	(45.0)	43.1	1.3	27.8
Income (loss) from discontinued operations, net of tax	12.7	—	0.7	—	13.4
Net income (loss)	41.1	(45.0)	43.8	1.3	41.2
Net income attributable to noncontrolling interests	—	—	0.1	—	0.1
Net income (loss) attributable to Diebold, Incorporated	$41.1	$(45.0)	$43.7	$1.3	$41.1
Comprehensive income (loss)	$(85.0)	$(45.0)	$(93.8)	$138.5	$(85.3)
Less: comprehensive income (loss) attributable to noncontrolling interests	—	—	(0.3)	—	(0.3)
Comprehensive income (loss) attributable to Diebold, Incorporated	$(85.0)	$(45.0)	$(93.5)	$138.5	$(85.0)

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2016
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2016

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
Net cash used by operating activities	$(226.8)	$(34.2)	$66.1	$—	$(194.9)

Cash flow from investing activities
Payments for acquisition, net of cash acquired	(995.3)	—	104.7	—	(890.6)
Proceeds from maturities of investments	0.8	—	163.3	—	164.1
Proceeds from sale of foreign currency option and forward contracts, net	16.2	—	—	—	16.2
Payments for purchases of investments	—	—	(155.6)	—	(155.6)
Proceeds from sale of assets	—	—	28.7	—	28.7
Capital expenditures	(6.1)	(0.5)	(17.3)	—	(23.9)
Increase in certain other assets	(5.7)	(5.0)	(7.2)	—	(17.9)
Capital contributions and loans paid	(185.0)	—	(1,000.0)	1,185.0	—
Proceeds from intercompany loans	83.3	—	—	(83.3)	—
Net cash (used) provided by investing activities - continuing operations	(1,091.8)	(5.5)	(883.4)	1,101.7	(879.0)
Net cash provided by investing activities - discontinued operations	361.9	—	—	—	361.9
Net cash (used) provided by investing activities	(729.9)	(5.5)	(883.4)	1,101.7	(517.1)

Cash flow from financing activities
Dividends paid	(57.0)	—	—	—	(57.0)
Debt issuance costs	(39.2)	—	—	—	(39.2)
Revolving credit facility borrowings (repayments), net	(168.0)	—	—	—	(168.0)
Other debt borrowings	1,781.1	—	44.6	—	1,825.7
Other debt repayments	(233.5)	(0.6)	(185.1)	—	(419.2)
Distributions to noncontrolling interest holders	—	—	(2.1)	—	(2.1)
Excess tax benefits from share-based compensation	0.3	—	—	—	0.3
Issuance of common shares	0.3	—	—	—	0.3
Repurchase of common shares	(2.1)	—	—	—	(2.1)
Capital contributions received and loans incurred	—	104.7	1,080.3	(1,185.0)	—
Payments on intercompany loans	—	(69.7)	(13.6)	83.3	—
Net cash provided (used) by financing activities	1,281.9	34.4	924.1	(1,101.7)	1,138.7
Effect of exchange rate changes on cash and cash equivalents	—	—	9.4	—	9.4
Increase (decrease) in cash and cash equivalents	325.2	(5.3)	116.2	—	436.1
Add: Cash overdraft included in assets held for sale at beginning of period	(1.5)	—	—	—	(1.5)
Less: Cash overdraft included in assets held for sale at end of period	—	—	—	—	—
Cash and cash equivalents at the beginning of the period	20.3	7.9	285.4	—	313.6
Cash and cash equivalents at the end of the period	$344.0	$2.6	$401.6	$—	$748.2

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2016
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(in millions, except per share amounts)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2015

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
Net cash used by operating activities	$(60.3)	$(19.3)	$(40.5)	$—	$(120.1)

Cash flow from investing activities
Payments for acquisition, net of cash acquired	—	—	(59.4)	—	(59.4)
Proceeds from maturities of investments	0.6	—	100.4	—	101.0
Payments for purchases of investments	—	—	(107.1)	—	(107.1)
Proceeds from sale of assets	—	3.5	2.1	—	5.6
Capital expenditures	(28.3)	(5.8)	(6.5)	—	(40.6)
Increase in certain other assets	(0.2)	(4.7)	2.0	—	(2.9)
Capital contributions and loans paid	(157.2)	—	—	157.2	—
Proceeds from intercompany loans	132.1	—	—	(132.1)	—
Net cash (used) provided by investing activities - continuing operations	(53.0)	(7.0)	(68.5)	25.1	(103.4)
Net cash used by investing activities - discontinued operations	(2.4)	—	—	—	(2.4)
Net cash (used) provided by investing activities	(55.4)	(7.0)	(68.5)	25.1	(105.8)

Cash flow from financing activities
Dividends paid	(56.5)	—	—	—	(56.5)
Debt issuance costs	(0.7)	—	—	—	(0.7)
Revolving credit facility borrowings (repayments), net	(64.5)	—	28.1	—	(36.4)
Other debt borrowings	230.0	—	87.7	—	317.7
Other debt repayments	(2.9)	(0.6)	(87.7)	—	(91.2)
Distributions to noncontrolling interest holders	—	—	(0.2)	—	(0.2)
Excess tax benefits from share-based compensation	0.3	—	—	—	0.3
Issuance of common shares	3.4	—	—	—	3.4
Repurchase of common shares	(3.0)	—	—	—	(3.0)
Capital contributions received and loans incurred	—	145.1	12.1	(157.2)	—
Payments on intercompany loans	—	(108.9)	(23.2)	132.1	—
Net cash provided (used) by financing activities	106.1	35.6	16.8	(25.1)	133.4
Effect of exchange rate changes on cash and cash equivalents	—	—	(31.0)	—	(31.0)
(Decrease) increase in cash and cash equivalents	(9.6)	9.3	(123.2)	—	(123.5)
Add: Cash overdraft included in assets held for sale at beginning of period	(4.1)	—	—	—	(4.1)
Less: Cash overdraft included in assets held for sale at end of period	(3.9)	—	—	—	(3.9)
Cash and cash equivalents at the beginning of the period	14.7	2.5	308.9	—	326.1
Cash and cash equivalents at the end of the period	$4.9	$11.8	$185.7	$—	$202.4

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2016
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

Introduction

Diebold, Incorporated and its subsidiaries provides the services, software and technology that enable connected commerce for millions of consumers each day across the financial and retail industries. The Company’s software-defined solutions bridge the physical and digital worlds of cash and consumer transactions conveniently, securely and efficiently. As an innovation partner for nearly all of the world’s top 100 financial institutions and a majority of the top 25 global retailers, the Company delivers unparalleled services and technology that are essential to evolve in an ‘always on’ and changing consumer landscape.

Since its founding in 1859, the Company has evolved to become a leading provider of exceptional self-service innovation, retail solutions, security and services. As a result of the Acquisition, the Company has significantly increased its presence around the world with operations in more than 130 countries with approximately 25,000 employees worldwide. In conjunction with the close of the Acquisition, the Company introduced the new Diebold Nixdorf brand to customers, employees and shareholders.

The Company has launched the integration of operations designed to realize approximately $160 million of annual synergies by 2019. This integration plan focuses on the utilization of cost efficiencies and synergy opportunities that result from the Acquisition. The Company continues to execute its multi-year transformation with the primary objective of transforming the Company into a world-class, services-led and software-enabled Company, supported by innovative hardware. The Company anticipates approximately $130 - $160 of costs to be incurred through 2019 in connection with the execution of the integration plan.

Financial Self-Service Solutions

The Company is a leader in managed and maintenance services with a dedicated service network serving its customers across the globe. The combination of the Company’s differentiated security, remote management and highly-trained field technicians has made the Company a preferred choice for current and emerging self-service solutions. Through managed services, banks entrust the management of their ATM and security operations to the Company, allowing their associates to focus on core competencies. Furthermore, the Company’s managed services provide financial institutions with a leading-edge solutions that they need to stay competitive in the marketplace.

A significant demand driver in the global ATM marketplace is branch automation, which helps financial institutions grow revenue, reduce costs, and increase convenience and security for the banks’ customers by migrating routine transactions, typically done inside the branch, to lower-cost automated channels. The Company serves as a strategic partner to its customers by offering a complete branch automation solution - services, software and technology - that addresses the complete value chain of consult, design, build and operate. The Company’s Advisory Services team collaborates with its clients to help define the ideal customer experience, modify processes, refine existing staffing models and deploy technology to meet branch automation objectives. The in-lobby teller terminal (ILT) provides branch automation technology by combining the speed and accuracy of a self-service terminal with intelligence from the bank’s core systems, as well as the ability to complete higher value transactions away from the teller line.

The Company also offers hardware-agnostic, omni-channel software solutions for ATMs and a host of other self-service applications. These offerings include highly configurable, enterprise-wide software that automates and migrates financial services across channels, changing the way financial products are delivered to consumers.

The Company continues to invest in supporting current and developing new services, software and security solutions that align with the needs of its customers. At the Money 20/20 conference in October 2016, the Company showcased several new FSS concepts. Diebold is piloting advanced analytics capabilities with Banco Popular that enable financial institutions to have a complete view of the self-service channel and improve ATM uptime by anticipating maintenance needs. Additionally, the Company introduced the new Extreme ATM concept - the smallest ATM ever developed - which utilizes a cardless Bluetooth-enabled mobile interface.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2016
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Retail Solutions

The Company’s retail solutions primarily consist of omni-channel retailing, store transformation and global delivery excellence. Omni-channel retailing ensures a seamless consumer experience across all consumer touchpoints. Store transformation is focused on providing leading technologies that improve consumer experience and productivity. Global delivery excellence drives operational improvements that increase efficiency while reducing costs. The Company differentiates itself by developing, delivering and operating globally integrated IT solutions for customers and adjusting them with the help of local experts to meet customer requirements globally. For the fiscal year ended September 30, 2015 retail solution revenues were €845.4 as reported using IFRS issued by the EU.

Software is a key differentiator for the retail business and in this sector the Company provides a comprehensive, modular solutions platform. Click & collect, reserve & collect, in-store ordering and return to store are typical shopping processes that consumers expect retailers to be able to deliver across their footprint and digital sales channels. With TP.net, the Company offers a comprehensive software solution to improve end-to-end store processes in support of omni-channel retailing. TP.net and the other components of the TP Application Suite are designed on a modular principle and can be integrated fully or partially into existing infrastructures. Data from typical information sources such as inventories, omni-channel transactions and customer information are available at the customer touchpoints in stores, including traditional POS terminals and self-service checkout systems, kiosk terminals and mobile devices like tablets, as well as at enterprise functions at the retailers’ headquarter.

Retail service experts are trained to install, monitor and operate store IT solutions on a global scale and provide retail companies with full service support throughout the store’s lifecycle. The service experts can install and operate multi-vendor solutions. Retailers that aim to optimize their total cost of ownership utilize the Company’s services to increase system availability. The services ensure the rapid recovery of system failures and are provided on-site by field service engineers or by means of remote maintenance. The Company also provides cash cycle management services, which ensures the availability of cash recycling systems in both the front and back-offices.

The Company also provides innovative and reliable POS technology that is being optimized continually to meet increasing automation requirements and to support omni-channel retailing. The checkout portfolio includes modular, integrated and mobile POS systems. Supplementing the POS systems is a broad range of peripherals, including printers, scales and mobile scanners, as well as the cash management portfolio which offers a wide range of banknote and coin processing systems. Also in the portfolio, the Company provides self-checkout terminals that ensure a consistent purchasing experience with their focus on speed, convenience and flexibility. The latest hybrid product generation can be switched from attended operation to self-checkout by the cashier with the press of a button and is thus a highly attractive solution for retailers with fluctuating store traffic throughout the day.

Business Drivers

The business drivers of the Company's future performance include, but are not limited to:

•	demand for services and software, including managed services and professional services;

•	timing of equipment upgrades and/or replacement cycles;

•	demand for products and solutions related to branch and store transformation;

•	demand for security products and services for the financial, retail and commercial sectors; and

•	high levels of deployment growth for new self-service products in emerging markets.

Significant Highlights

During the third quarter of 2016, the following significant items occurred:

•	Completed the acquisition of Wincor Nixdorf on August 15, 2016 within the company's expected timing, after receiving final required regulatory approvals

•	Completed our corporate monitorship, demonstrating strengthened internal controls, compliance policies and processes

•	Re-building competitive position in China, finalizing previously disclosed joint ventures with prominent China-based IT providers Aisino and Inspur

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2016
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

During the third quarter of 2016, the Company received cash proceeds of $27.7 related to the sale of stock in its Aevi International GmbH and Wincor Nixdorf China subsidiaries. In addition to the cash proceeds, the Company obtained receivables of $44.7 for the divestiture of its Wincor Nixdorf China subsidiaries.

On October 25, 2015, the Company entered into a definitive asset purchase agreement with Securitas Electronic Security to divest its electronic security business located in the United States and Canada for an aggregate purchase price of $350.0 in cash, 10.0 percent of which was contingent based on the successful transition of certain customer relationships. The Company received the full payment of $35.0 in the first quarter of 2016 now that all contingencies for this payment have been achieved. For the NA electronic security business to continue its growth, it would require resources and investment that the Company was not committed to make given its focus on the self-service market. The closing of the NA electronic security divestiture occurred on February 1, 2016 and the Company recorded a gain on sale, net of tax, of $(4.6) and $145.0 for the three and nine months ended September 30, 2016. The Company also agreed to provide certain transition services to Securitas Electronic Security after the closing, including providing Securitas Electronic Security a $6.0 credit for such services, of which $5.0 relates to a quarterly payment to Securitas Electronic Security and $1.0 is a credit against payments due from Securitas Electronic Security. During the three and nine months ended September 30, 2016, $1.3 and $3.8, respectively, were paid as part of the quarterly payments and $1.0 during the nine months ended September 30, 2016 was used against amounts owed by Securitas Electronic Security. The operating results for the NA electronic security business were previously included in the Company's NA segment and have been reclassified to discontinued operations for all of the periods presented.

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

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2016		2015		2016		2015
	Amount	% of Net sales	Amount	% of Net sales	Amount	% of Net sales	Amount	% of Net sales
Net sales	$983.3	100.0	$589.6	100.0	$2,072.9	100.0	$1,808.9	100.0
Gross profit	$197.6	20.1	$150.3	25.5	$491.5	23.7	$480.3	26.6
Operating expenses	$284.3	28.9	$137.9	23.4	$573.6	27.7	$446.9	24.7
Operating profit (loss)	$(86.7)	(8.8)	$12.4	2.1	$(82.1)	(4.0)	$33.4	1.8
Net income (loss)	$(101.8)	(10.4)	$22.9	3.9	$46.4	2.2	$41.2	2.3
Net income attributable to noncontrolling interests	$0.5	0.1	$1.2	0.2	$1.6	0.1	$0.1	—
Net income (loss) attributable to Diebold, Incorporated	$(102.3)	(10.4)	$21.7	3.7	$44.8	2.2	$41.1	2.3

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2016
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Net Sales

The following table represents information regarding our net sales:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015	% Change	2016	2015	% Change
Financial self-service	$696.7	$509.7	36.7	$1,636.3	$1,572.6	4.1
Retail	173.6	—	N/M	173.6	—	N/M
Security	66.2	74.7	(11.4)	198.5	219.1	(9.4)
Brazil other	46.8	5.2	N/M	64.5	17.2	N/M
Net sales	$983.3	$589.6	66.8	$2,072.9	$1,808.9	14.6

FSS sales in the three months ended September 30, 2016 increased $187.0 or 36.7 percent compared to the same period of 2015, including net unfavorable currency impact of $2.6. FSS sales in the nine months ended September 30, 2016 increased $63.7 or 4.1 percent compared to the same period of 2015, including net unfavorable currency impact of $47.4 or 3.0 percent. The Acquisition accounted for $231.7 in FSS sales. FSS revenue in the three and nine months ended September 30, 2016 was negatively impacted $2.9 related to purchase accounting adjustments. The following results include the impact of foreign currency and purchase accounting adjustments:

•
NA FSS sales in the three and nine months ended September 30, 2016 increased $30.1 and $0.9 or 14.2 and 0.1 percent, respectively, compared to the prior year periods. Unfavorable currency impact of $4.1 negatively influenced the nine months ended September 30, 2016 related to the Canada dollar. Excluding the impact of the Acquisition of $18.9 and currency, FSS sales in the three months ended September 30, 2016 increased as a result of higher installation services revenue correlated with increased product sales as a result of our national customer portfolio. Additionally, maintenance service revenue was favorably impacted as a result of increased multi-vendor service contracts. These increases were partially offset by lower product revenue in the U.S. regional bank space related to the completion of the Agilis 3/Windows 7 upgrade activity and lower volume in Canada as a result of a large deposit automation upgrade project that ended in the third quarter of 2015. FSS sales in the nine months ended September 30, 2016 decreased compared to the prior year period related to the aforementioned decline in product revenue in the U.S. regional bank space and Canada. Additionally, overall lower installation revenue related to the decline in product revenue adversely impacted the nine-month period. These declines were partially offset by higher maintenance service revenue related to an increase in multi-vendor service contracts.

•
AP FSS sales in the three months ended September 30, 2016 increased $12.0 or 11.5 percent. FSS sales in the nine months ended September 30, 2016 decreased $40.9 or 12.9 percent compared to the prior year. Unfavorable currency impact mainly related to the China renminbi and India rupee of $3.3 and $15.1 negatively influenced the three and nine months ended September 30, 2016, respectively. Excluding the impact of the Acquisition of $45.5 and currency, the decrease in both periods was largely attributable to a decline in product revenue stemming from lower volume primarily in China, where the government continues to encourage banks to increase their use of domestic ATM suppliers. India also contributed to the decline due to lower product sales volume and the correlating installation service revenue along with a decrease in managed services revenue compared to the prior periods.

•
EMEA FSS sales in the three and nine months ended September 30, 2016 increased $137.6 and $136.4 or 153.8 and 48.3 percent, respectively, compared to the prior year periods. Unfavorable currency impact mainly related to the South Africa rand, Great Britain pound and Turkey lira of $2.4 and $11.6 negatively impacted the three and nine months ended September 30, 2016, respectively. Excluding the impact of the Acquisition of $158.6 and currency, FSS product revenue decreased in both the three- and nine-month periods as a result of large projects in the prior year that did not recur, primarily in Turkey, combined with lower product volume within our distributor channels as well as in Italy and Poland. A significant increase in product volume in Spain, in the three- and nine- month periods, and in Switzerland, in the nine-month period, helped to partially offset the overall decline in product revenue. In the three months ended September 30, 2016, FSS service revenue decreased slightly related to a decline in service parts sales volume. Conversely, FSS service revenue was higher in the nine-month period due to incremental installation services projects in France and Switzerland.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2016
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

•
LA FSS sales in the three months ended September 30, 2016 increased $7.3 or 7.1 percent inclusive of a $3.1 favorable currency impact related to the Brazil real. FSS sales in the nine months ended September 30, 2016 decreased $32.7 or 10.6 percent compared to the prior year period. Unfavorable currency impact of $16.8 related to the Brazil real negatively impacted the nine months ended September 30, 2016. Excluding the impact of the Acquisition of $8.7 and currency, the decrease in the three-month period was primarily the result of a product volume decline in Mexico and Colombia related to large non-recurring projects in the prior year. These increases were partially offset by higher product volume in Brazil, an increase in service revenue related to incremental maintenance service contracts in Mexico and Colombia and improved contract pricing on existing service maintenance contracts in Brazil. The decrease in the nine months ended September 30, 2016, was principally a result of product volume declines in Brazil, Central America, Colombia and Chile that were partially offset by higher volume in regional distributor channels.

Retail sales in the three and nine months ended September 30, 2016 were $173.6 as a result of the Acquisition.

Security sales in the three and nine months ended September 30, 2016 decreased $8.5 and $20.6 or 11.4 and 9.4 percent, respectively, compared to the same periods in 2015. Favorable currency impact of $0.2 positively impacted the three month time period while unfavorable currency impact of $1.7 negatively influenced the nine months ended September 30, 2016, both primarily related to the Brazil real. Excluding the impact of the Acquisition and currency, the NA physical security business decreased in both the three- and nine- month periods due to a decline in service contract base and product volume declines more heavily weighted in the national bank space when compared to the prior year. The electronic security business declined in both periods primarily in LA attributable to lower sales in Chile, Colombia and Ecuador, which was partially offset by the transition services revenue in NA as a sub-contractor to Securitas.

Brazil other sales in the three and nine months ended September 30, 2016 increased $41.6 and $47.3, respectively due to an increase in election equipment sales and a reduction in information technology sales compared to the same prior year periods. Favorable currency impact of $0.9 positively influenced the three months ended September 30, 2016 while the nine-month period was adversely impacted $2.5 related to unfavorable currency.

Gross Profit

The following table represents information regarding our gross profit:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015	% Change	2016	2015	% Change
Gross profit - services	$154.0	$111.2	38.5	$383.3	$341.5	12.2
Gross profit - products	43.6	39.1	11.5	108.2	138.8	(22.0)
Total gross profit	$197.6	$150.3	31.5	$491.5	$480.3	2.3

Gross margin – services	28.4%	32.1%		31.0%	32.8%
Gross margin – products	9.9%	16.1%		12.9%	18.1%
Total gross margin	20.1%	25.5%		23.7%	26.6%

Service gross margins for the three and nine months ended September 30, 2016 were lower due to the impact of the Acquisition as well as declines in AP related to customer mix in addition to service level agreement penalties in the region. Additionally, NA was unfavorably impacted in the three-month period due to retro-active contract amendments and customer service level agreement penalties. Excluding the impact of the Acquisition, EMEA and LA partially offset these declines driven primarily by favorable revenue and customer mix as well as improved cost controls. In the three and nine months ended September 30, 2016, service gross profit included non-routine charges of $2.4 related to purchase accounting adjustments associated with the Acquisition. Service gross profit in the three- and nine-month periods also included restructuring charges of $0.8 and $2.5, respectively. The three and nine months ended September 30, 2015 included restructuring charges of $1.6 and $2.7, respectively.

Product gross margin for the three months ended September 30, 2016 compared to the same period in 2015 decreased as a result of purchase accounting adjustments associated with the Acquisition, primarily related to inventory revaluation. Purchase accounting adjustments included a $2.4 reduction in product revenue and an increase in product cost of sales of $38.7, primarily related to the valuation adjustment of acquired inventory balances. In addition, product gross profit included other non-routine charges of

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2016
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

$0.9 and $1.5 in the three- and nine-month periods, respectively. The three and nine months ended September 30, 2016 included restructuring charges of $1.6, compared to $0.2 and $1.4 in the comparable periods of 2015, respectively. Excluding the impact of non-routine and restructuring, product gross profit in the three months ended September 30, 2016 increased due to incremental gross profit in EMEA and AP associated with the Acquisition. Offsetting this increase, NA product gross margin declined due to unfavorable customer and product solution mix. In the nine months ended September 30, 2016, excluding the impact of non-routine and restructuring charges, product gross profit was relatively flat due to the favorable impact of the Acquisition which was partially offset by lower volume combined with an unfavorable blend of country revenue, customer and product solution mix in AP, NA and EMEA. Additionally, the nine-month period was impacted by the deteriorating market conditions in China.

Operating Expenses

The following table represents information regarding our operating expenses:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015	% Change	2016	2015	% Change
Selling and administrative expense	$253.5	$117.8	N/M	$506.4	$363.2	39.4
Research, development and engineering expense	31.3	20.0	56.5	67.4	66.2	1.8
Impairment of assets	—	—	N/M	—	18.9	N/M
(Gain) loss on sale of assets, net	(0.5)	0.1	N/M	(0.2)	(1.4)	N/M
Total operating expenses	$284.3	$137.9	N/M	$573.6	$446.9	28.4

Excluding the impact of incremental expense associated with the Acquisition, the increase in selling and administrative expense in the three and nine months ended September 30, 2016 compared to the same periods of 2015 primarily resulted from higher non-routine charges. These increases were partially offset by favorable selling expense primarily related to the recovery of bad debt expense in Brazil, a decrease in sales commission expense, lower IT and marketing expense tied to transformation initiatives and a favorable currency impact.

Non-routine expenses in selling and administrative expense of $81.9 and $4.0 were included in the three months ended September 30, 2016 and 2015, respectively. The primary component of the non-routine expenses in the three months ended September 30, 2016 pertained to acquisition and divestiture costs totaling $73.8. Selling and administrative expense included restructuring charges of $5.0 and $5.8 in the three months ended September 30, 2016 and 2015, respectively. Non-routine expenses of $113.6 and $13.5 were included in the nine months ended September 30, 2016 and 2015, respectively. The primary component of the non-routine expenses in the nine months ended September 30, 2016 pertained to acquisition and divestiture costs totaling $99.2 as well as $5.4 of legal, indemnification and professional fees related to the corporate monitor. Selling and administrative expense included restructuring charges of $8.6 and $13.1 in the nine months ended September 30, 2016 and 2015, respectively.

Research, development and engineering expense as a percent of net sales in the three and nine months ended September 30, 2016 were 3.2 percent and 3.3 percent, respectively, compared with the same periods in 2015, which were 3.3 percent and 3.7 percent, respectively. Excluding the impact of acquisitions, research and development expense decreased in both the three and nine months ended September 30, 2016 primarily as a result of lower reinvestment associated with the maturity of the Company's transformation initiatives compared to the same prior year periods.

The (gain) loss on sale of assets in the three and nine months ended September 30, 2015 was primarily due to the sale of a building in NA.

Operating Profit

The following table represents information regarding our operating profit:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015	% Change	2016	2015	% Change
Operating profit (loss)	$(86.7)	$12.4	N/M	$(82.1)	$33.4	N/M
Operating profit margin	(8.8)%	2.1%		(4.0)%	1.8%

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2016
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

The change in operating profit for the three and nine months ended September 30, 2016 compared to the same periods in 2015 were due to a decline in product gross profit primarily associated with the inventory valuation adjustment from the Acquisition and higher operating expenses. These operating expenses included amortization of acquired intangible assets and costs of acquisitions and divestitures.

Other Income (Expense)

The following table represents information regarding our other income (expense), net:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015	% Change	2016	2015	% Change
Interest income	$5.3	$5.9	(10.2)	$16.5	$20.6	(19.9)
Interest expense	(32.4)	(8.5)	N/M	(68.2)	(24.1)	N/M
Foreign exchange gain (loss), net	2.0	1.3	53.8	(1.6)	(9.2)	82.6
Miscellaneous, net	(4.2)	(1.4)	N/M	3.6	(1.7)	N/M
Other income (expense), net	$(29.3)	$(2.7)	N/M	$(49.7)	$(14.4)	N/M

The decrease in interest income in the three and nine months ended September 30, 2016, compared with the same period in 2015, was driven primarily by a decrease in customer financing in Brazil. Interest income in the three-month period was favorably impacted by currency of $0.4 while the nine-month period was negatively impacted by currency of $1.9. Interest expense in the three and nine months ended September 30, 2016 was higher than the prior year periods associated with the financing required for the Acquisition. The foreign exchange gain, net for the three months ended September 30, 2016 was relatively flat compared to 2015. Additionally, during the nine months ended September 30, 2015, foreign exchange loss, net included $7.5 related to the devaluation of Venezuela currency. Miscellaneous, net in the three months ended September 30, 2016 included a mark-to market loss of $3.6 associated with the Company’s foreign currency forward contract entered into on April 29, 2016. In addition, the nine months ended September 30, 2016 included a mark-to-market gain of $35.6 associated with the Company's foreign currency option contracts entered into on November 23, 2015, a mark-to-market loss of $26.3 associated with the Company’s foreign currency forward contract entered into on April 29, 2016 and $6.3 in financing fees related to the Company’s bridge financing required for the Acquisition.

Income (Loss) From Continuing Operations, Net of Tax

The following table represents information regarding our income (loss) from continuing operations, net of tax:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015	% Change	2016	2015	% Change
Income (loss) from continuing operations, net of tax	$(97.2)	$18.2	N/M	$(97.3)	$27.8	N/M
Percent of net sales	(9.9)%	3.1%		(4.7)%	1.5%
Effective tax rate	16.2%	(87.6)%		26.2%	(46.3)%

Income (loss) from continuing operations, net of tax was $(97.2) and $18.2 for the three months ended September 30, 2016 and 2015, respectively, and was $(97.3) and $27.8 for the nine months ended September 30, 2016 and 2015, respectively. The decrease is primarily due to the reasons described above and the change in income tax (benefit) expense.

The tax rate benefit on the loss for the three and nine months ended September 30, 2016 was negatively impacted due to the recognition of unfavorable discrete items and expenses relating to the Acquisition. The tax rate benefit on the loss for the nine months ended September 30, 2016 was also impacted by the favorable release of an uncertain tax position due to the expiration of the statute of limitations. The rates for both periods were also negatively impacted by an increase in the deferred tax liability associated with the Company's undistributed foreign subsidiary earnings. The non-taxable foreign currency hedges related to the Acquisition generated a loss for the three months ended September 30, 2016 and a net gain for nine months ended September 30, 2016, resulting in a decrease in the rate for the three months ended September 30, 2016 and an increase in the tax benefit rate for the nine months ended September 30, 2016.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2016
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

The tax rate benefit on income for the three months and nine months ended September 30, 2015 resulted from the repatriation of foreign earnings and the associated recognition of foreign tax credits and releases of uncertain tax positions due to the expiration of the statute of limitations. Additionally, the tax rate benefit for the nine months ended September 30, 2015 included discrete tax items related to the Venezuela divestiture and the release of a valuation allowance.

Income (Loss) From Discontinued Operations, Net of Tax

Income (loss) from discontinued operations, net of tax was $(4.6) and $4.7 for the three months ended September 30, 2016 and 2015, respectively, and was $143.7 and $13.4 for the nine months ended September 30, 2016 and 2015, respectively. The closing of the NA electronic security divestiture occurred on February 1, 2016 and the Company recorded a gain (loss) on sale, net of tax, of $(4.6) and $145.0 for the three and nine months ended September 30, 2016, respectively. Additionally, the income from discontinued operations, net of tax includes a net loss of $1.3 as a result of the operations included through February 1, 2016 and net income of $4.6 and $13.4 for the three and nine months ended September 30, 2015, respectively. The closing purchase price was subject to a customary working capital adjustment, which was finalized in the third quarter of 2016.

Net Income (Loss)

Net income (loss) decreased $124.7 to a net loss of $(101.8) for the three months ended September 30, 2016, compared to income of $22.9 for the same period in 2015, and increased $5.2 to net income of $46.4 for the nine months ended September 30, 2016, compared to income of $41.2 for the same period in 2015, due to the reasons described above.

Segment Revenue and Operating Profit Summary

The following tables represent information regarding our revenue and operating profit by reporting segment:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
North America	2016	2015	% Change	2016	2015	% Change
Revenue	$305.4	$270.1	13.1	$832.3	$831.8	0.1
Segment operating profit	$50.1	$59.6	(15.9)	$166.5	$187.5	(11.2)
Segment operating profit margin	16.4%	22.1%		20.0%	22.5%

NA revenue increased in both the three and nine month time periods $35.3 and $0.5, respectively. Excluding the impact of the Acquisition of $29.0, NA revenue in the three months ended September 30, 2016 increased compared to the prior year period primarily due to higher service revenue in the U.S. as a result of increased multi-vendor service contracts and higher product sales within our national customer portfolio. These increases were partially offset by lower revenue in the U.S. regional and Canadian FSS businesses as well as lower revenue from physical security. Revenue in the nine months ended September 30, 2016 decreased as a result of lower product revenue in Canada and the U.S. regional bank space, which overshadowed the growth in multi-vendor service contracts.
Segment operating profit decreased in both the three and nine months ended September 30, 2016 due to lower product volume and unfavorable customer and product solution mix, which adversely impacted gross profit. In the three months ended September 30, 2016, service gross profit was flat. Service gross profit was higher in the nine month time period driven by higher volume and incremental profit associated with the Acquisition, which helped to offset the decline in product gross profit. Segment operating profit was also impacted by higher operating expense in both the three and nine months ended September 30, 2016 as a result of incremental expense associated with the Acquisition and higher bad debt expense. In addition, during the nine months ended September 30, 2015 segment operating profit was favorably impacted due to the gain on sale of a manufacturing plant.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2016
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Asia Pacific	2016	2015	% Change	2016	2015	% Change
Revenue	$138.5	$107.6	28.7	$304.5	$327.5	(7.0)
Segment operating profit	$16.1	$14.2	13.4	$31.0	$46.7	(33.6)
Segment operating profit margin	11.6%	13.2%		10.2%	14.3%

AP revenue increased $30.9 in the three months ended September 30, 2016 and decreased $23.0 in the nine months ended September 30, 2016. Revenue for the three and nine month periods was also adversely impacted by unfavorable currency of $3.3 and $15.6, respectively. Excluding the impact of the Acquisition of $66.7 and currency, AP revenue in the three and nine months ended September 30, 2016 decreased from the prior year comparable periods mainly as a result of a decline in product revenue stemming from lower volume particularly in China, where the government continues to encourage banks to increase their use of domestic ATM suppliers. India also contributed to the decline due to lower product sales volume and corresponding installation service revenue as well as a decrease in managed services revenue.

Segment operating profit in the three months ended September 30, 2016 compared to the same period of 2015 increased as a result of incremental product and service gross profit which was partially offset by higher operating expense associated with acquisitions and divestitures. Segment operating profit in the nine months ended September 30, 2016 decreased from a combination of lower product gross profit primarily driven by volume declines and deteriorating market conditions in China and lower service gross profit related to customer service level agreement contract requirements in India. These declines were partially offset by incremental gross profit associated with the Acquisition. Operating expenses increased in the nine months ended September 30, 2016 as a result of incremental expense associated with acquisitions and divestitures.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Europe, Middle East and Africa	2016	2015	% Change	2016	2015	% Change
Revenue	$371.3	$89.5	N/M	$563.4	$282.4	99.5
Segment operating profit	$36.9	$11.1	N/M	$63.5	$37.6	68.9
Segment operating profit margin	9.9%	12.4%		11.3%	13.3%

EMEA revenue in the three and nine months ended September 30, 2016 increased $281.8 and $281.0, respectively. Revenue for the three and nine month periods was also adversely impacted by unfavorable currency of $2.4 and $11.6, respectively. Excluding the impact of the Acquisition of $299.4 and currency, product revenue decreased in both the three- and nine-month periods as a result of large projects in the prior year that did not recur, primarily in Turkey, combined with lower product volume within our distributor channels, Italy and Poland. A significant increase in product volume in Spain, in the three- and nine-month periods, and in Switzerland, in the nine-month period, helped to partially offset the overall decline in product revenue. In the three months ended September 30, 2016, service revenue decreased slightly related to a decline in service parts sales volume. In the nine months ended September 30, 2016, service revenue was higher due to incremental installation projects in France and Switzerland.

Segment operating profit increased in the three months ended September 30, 2016 due to the additional gross profit contributed as a result of the Acquisition. Excluding the impact of the Acquisition, operating profit decreased in the three and nine month periods mainly attributable to volume declines and unfavorable product mix which was partially offset by an increase in service gross profit driven by amended contracts in distributor channels, higher volume in France, and favorable mix in South Africa. In Spain, prior year installation projects unfavorably impacted service gross profit. Operating expenses were relatively flat in both the three and nine months ended September 30, 2016.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Latin America	2016	2015	% Change	2016	2015	% Change
Revenue	$168.1	$122.4	37.3	$372.7	$367.2	1.5
Segment operating profit	$12.8	$4.8	N/M	$33.6	$21.1	59.2
Segment operating profit margin	7.6%	3.9%		9.0%	5.7%

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2016
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

LA revenue in the three and nine months ended September 30, 2016 increased $45.7 and $5.5, respectively. Excluding the impact of the Acquisition of $10.2, LA revenue increased in the three and nine months ended September 30, 2016 inclusive of a favorable currency impact of $4.2 in the three-month period and an unfavorable currency impact $20.3 in the nine-month period. Excluding the impact of currency, revenue increased mainly by higher election equipment sales in Brazil, partially offset by a decrease in FSS product and information technology sales. Additionally, service revenue was higher in the three months ended September 30, 2016 primarily in Mexico and Colombia, while service revenue declined in the nine-month period related to Venezuela as the Company sold its equity interest in the joint venture in April 2015.

Segment operating profit increased in both the three and nine months ended September 30, 2016. The three-month period increased primarily as a result of higher product and service gross profit in Brazil as well as incremental profit associated with the Acquisition. Operating expenses decreased slightly as a result of cost control measures but were partially offset by incremental expense associated with the Acquisition. Operating profit in the nine months ended September 30, 2016 was higher due to favorable product gross profit in Brazil while service gross profit remained relatively flat. Lower operating expenses in the nine month time period benefited from bad debt recovery and cost control measures while being partially offset by incremental expense associated with the Acquisition.

Refer to note 19 to the condensed consolidated financial statements for further details of segment revenue and operating profit.

Liquidity and Capital Resources

The Company's total cash and cash availability as of September 30, 2016 and December 31, 2015 was as follows:

	September 30, 2016	December 31, 2015
Cash and cash equivalents	$748.2	$313.6
Additional cash availability from
Uncommitted lines of credit	138.2	69.0
Revolving credit facility	520.0	352.0
Short-term investments	39.9	39.9
Total cash and cash availability	$1,446.3	$774.5

Capital resources are obtained from income retained in the business, borrowings under the Company’s senior notes, committed and uncommitted credit facilities and operating and capital leasing arrangements. Management expects that the Company’s capital resources will be sufficient to finance planned working capital needs, research and development activities, investments in facilities or equipment, pension contributions, repayments of debt, the payment of dividends on the Company’s common shares and any repurchases of the Company’s common shares for at least the next 12 months. As of September 30, 2016, $441.3 or 56.0 percent of the Company's cash and cash equivalents and short-term investments reside in international tax jurisdictions. Repatriation of these funds could be negatively impacted by potential payments for foreign and domestic taxes. The Company has approximately $172.8 of earnings that are available for repatriation with no additional tax expense as the Company has already provided for such taxes. Part of the Company’s growth strategy is to pursue acquisitions complementary to the Company's future structure. The Company has made acquisitions in the past and intends to make acquisitions in the future. The Company intends to finance any future acquisitions with either cash and short-term investments, cash provided from operations, borrowings under available credit facilities, proceeds from debt or equity offerings and/or the issuance of common shares. During the first half of 2016, the Company successfully obtained the appropriate financing for the Acquisition with the revolver and term loans under the Credit Agreement and the 2024 Senior Notes. In November 2016, the Company repaid $200.0 of the outstanding debt from the Term Loan B Facility - USD, which was included in notes payable as of September 30, 2016.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2016
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

The following table summarizes the results of our condensed consolidated statement of cash flows for the nine months ended September 30:

Summary of cash flows:	2016	2015
Net cash used by operating activities - continuing operations	$(186.7)	$(122.6)
Net cash used by investing activities - continuing operations	(879.0)	(103.4)
Net cash provided by financing activities	1,138.7	133.4
Discontinued operations, net	353.7	0.1
Effect of exchange rate changes on cash and cash equivalents	9.4	(31.0)
Increase (decrease) in cash and cash equivalents	$436.1	$(123.5)

Operating Activities

Cash flows from operating activities can fluctuate significantly from period to period as working capital needs and the timing of payments for income taxes, restructuring activities, pension funding and other items impact reported cash flows.

Net cash used by operating activities - continuing operations was $186.7, of which $40.3 related to the Acquisition, for the nine months ended September 30, 2016, an increased use of $64.1 from $122.6 for the same period in 2015, primarily as a result of acquisition-related costs and interest paid offset by improvements in working capital usage.

•
The net aggregate of trade accounts receivable, inventories and accounts payable used $90.0 in operating cash flows during the nine months ended September 30, 2016, compared to $161.8 used during the same period of 2015. In general, the amount of cash flow provided or used by the aggregate of trade accounts receivable, inventories and trade accounts payable depends upon how effectively the Company manages the cash conversion cycle, which represents the number of days that elapse from the day it pays for the purchase of raw materials and components to the collection of cash from its customers and can be significantly impacted by the timing of collections and payments in a period. The accounts receivable use is lower due to an increase in collections compared to the prior year same period. When excluding the non-cash purchase accounting adjustments, inventory was relatively consistent year over year. Accounts payable remained relatively flat compared to prior year same period. The cash flows provided by the aggregate amount of the trade accounts receivable, inventories and accounts payable related to the Acquisition, for the nine months ended September 30, 2016 was $32.8 primarily due to the timing of payments in accounts payable and the non-cash impact of the inventory step-up purchase accounting adjustment.

•
In the aggregate the other combined certain assets and liabilities used $78.1 of operating cash during the nine months ended September 30, 2016, compared to $72.5 provided in the same period of 2015. The decrease is primarily due to a reduction in collections of other receivables and an increase in deferred revenue. The cash flows provided by the aggregate amount of the other combined certain assets and liabilities related to the Acquisition, for the nine months ended September 30, 2016 was $16.8.

•
Net income for the nine months ended September 30, 2016 increased $5.2, which is primarily attributable to the gain from the NA electronic security business divestiture offset by acquisition costs and increase interest expense related the the debt utilized to complete the Acquisition. The net loss related to the Acquisition, for the nine months ended September 30, 2016 was $41.6. Net income (loss) from continuing operations, net of tax, decreased $(125.1) primarily due to the Acquisition costs and the increase in interest expense 2016 compared to the same period of 2015 for the reasons mentioned above.

On November 23, 2015, the Company entered into two foreign currency option contracts to purchase €1,416.0 for $1,547.1 to hedge against the effect of exchange rate fluctuations on the euro-denominated cash consideration related to the Acquisition and estimated euro denominated acquisition-related costs and any outstanding Wincor Nixdorf borrowings. At that time, the cash component of the purchase price consideration approximated €1,162.2. The foreign currency option contracts were sold during the second quarter of 2016 for cash proceeds of $42.6, which are included in investing activities in the condensed consolidated statements of cash flows, resulting in a gain of $35.6 during the nine months ended September 30, 2016 and $7.0 during the fourth quarter of 2015. The weighted average strike price was $1.09 per euro. These foreign currency option contracts were non-designated and included in other current assets on the condensed consolidated balance sheet as of December 31, 2015 based on the net asset position.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2016
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

On April 29, 2016, the Company entered into one foreign currency forward contract to purchase €713.0 for $820.9 to hedge against the effect of exchange rate fluctuations on the euro-denominated cash consideration related to the Acquisition and estimated euro denominated acquisition-related costs and any outstanding Wincor Nixdorf borrowings. The forward rate was $1.1514. The foreign currency forward contract was settled for $792.6 during the third quarter of 2016, which is included in investing activities in the condensed consolidated statements of cash flows, resulting in a loss of $26.3 during the nine months ended September 30, 2016. This foreign currency forward contract is non-designated and included in other current assets or other current liabilities based on the net asset or net liability position, respectively, in the condensed consolidated balance sheets. The gains and losses from the revaluation of the foreign currency forward contract are included in other income (expense) miscellaneous, net on the condensed consolidated statements of operations.

During the three and nine months ended September 30, 2016, the Company recorded a $(3.6) and $9.3, respectively, mark-to-market gain (loss) on foreign currency and forward option contracts reflected in miscellaneous, net. These instruments were sold prior to September 30, 2016 however the fair value of the Company's foreign currency forward and option contracts was $7.0 as of December 31, 2015 which was included in other current assets, respectively.

Investing Activities

Net cash used by investing activities - continuing operations was $879.0 for the nine months ended September 30, 2016 compared to net cash used by investing activities of $103.4 for the same period in 2015. The $775.6 change was primarily related to the 2016 payments for acquisition, net of cash acquired of $890.6 offset by the proceeds from sale of assets of $28.7 and the $16.2 net proceeds from sale of the foreign currency option and forward contracts. The proceeds from sale of assets primarily related the $27.7 of cash received for the sale of stock in Aevi International GmbH and Wincor Nixdorf China subsidiaries. The prior year acquisition of Phoenix and capital expenditures were the primary uses of cash in investing.

Financing Activities

Net cash provided by financing activities was $1,138.7 for the nine months ended September 30, 2016 compared to net cash provided by financing activities of $133.4 for the same period in 2015 for a period over period increase of $1,005.3. The change was primarily due to the period over period increase of $1,009.9 in debt borrowings, net of repayments and $39.2 debt issuance costs associated with the debt borrowings for the Acquisition.

The cash flows related to debt borrowings and repayments were as follows:

	Nine Months Ended
	September 30, 2016
	September 30, 2016	September 30, 2015
Revolving credit facility borrowings (repayments), net	$(168.0)	$(36.4)

Proceeds from Term Loan A Facility under the Credit Agreement	$—	$230.0
Proceeds from Term Loan B Facility ($1,000.0) under the Credit Agreement	990.0	—
Proceeds from Term Loan B Facility (€350.0) under the Credit Agreement	398.1	—
Proceeds from 2024 Senior Notes	393.0	—
International short-term uncommitted lines of credit borrowings	44.6	87.7
Other debt borrowings	$1,825.7	$317.7

Payments on 2006 Senior Notes	$(225.0)	$—
Payments on Term Loan A Facility under the Credit Agreement	(8.6)	(2.9)
International short-term uncommitted lines of credit and other repayments	(185.6)	(88.3)
Other debt repayments	$(419.2)	$(91.2)

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2016
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

The cash provided by the discontinued operations, net, primarily related to the $361.9 proceeds received for the NA electronic security business divestiture that includes working capital adjustments which were finalized in the third quarter of 2016.

The effect of exchange rate changes on cash and cash equivalents was negatively impacted by $9.5 related to the currency devaluation in Venezuela for the nine months ended September 30, 2015.

Debt As of September 30, 2016, the Company had various international short-term uncommitted lines of credit with borrowing limits of $159.3. The weighted-average interest rate on outstanding borrowings on the short-term uncommitted lines of credit as of September 30, 2016 and December 31, 2015 was 5.16 percent and 5.66 percent, respectively. The increase in the weighted-average interest rate is attributable to a change in mix of borrowings of foreign entities. Short-term uncommitted lines mature in less than one year. The amount available under the short-term uncommitted lines at September 30, 2016 was $138.2.

The Company entered into the Credit Agreement, dated as of November 23, 2015, among the Company and certain of the Company's subsidiaries, as borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders named therein. The Credit Agreement included, among other things, mechanics for the Company’s existing revolving and term loan A facilities to be refinanced under the Credit Agreement. On December 23, 2015, the Company entered into a Replacement Facilities Effective Date Amendment, which amended the Credit Agreement, among the Company, certain of the Company’s subsidiaries, the lenders identified therein and JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to which the Company refinanced its $520.0 revolving and $230.0 term loan A senior unsecured credit facilities (which have been terminated and repaid in full) with, respectively, a new unsecured Revolving Facility in an amount of up to $520.0 and a new (non-delayed draw) unsecured Term Loan A Facility on substantially the same terms as the Delayed Draw Term Facility (as defined in the Credit Agreement) in the amount of up to $230.0. The Delayed Draw Term Facility of $250.0 may be drawn up to one year after the closing date of the Acquisition. The Revolving Facility and Term Loan A Facility are subject to the same maximum consolidated net leverage ratio and minimum consolidated interest coverage ratio as the Delayed Draw Term Facility. On December 23, 2020, the Term Loan A Facility will mature and the Revolving Facility will automatically terminate. The weighted-average interest rate on outstanding revolving credit facility borrowings as of September 30, 2016 and December 31, 2015 was 1.94 percent and 2.33 percent, respectively, which is variable based on the LIBOR. The amount available under the revolving credit facility as of September 30, 2016 was $520.0.

On April 19, 2016, the Company issued the 2024 Senior Notes in an offering exempt from the registration requirements of the Securities Act in connection with the Acquisition. The 2024 Senior Notes are and will be guaranteed by certain of the Company’s existing and future domestic subsidiaries.

Also in April 2016, allocation and pricing of the Term Loan B Facility provided under the Credit Agreement (which the Term Loan B Facility was used to provide part of the financing for the Acquisition) was completed. The Term Loan B Facility consists of a $1,000.0 U.S. dollar-denominated tranche that bears interest at LIBOR plus an applicable margin of 4.50 percent (or, at the Company’s option, prime plus an applicable margin of 3.50 percent), and a €350.0 euro-denominated tranche that will bear interest at EURIBOR plus an applicable margin of 4.25 percent. Each tranche was funded during the second quarter of 2016 at 99 percent of par. In November, the Company repaid $200.0 of the outstanding debt from the Term Loan B Facility - USD, which was included in notes payable as of September 30, 2016.

On May 6, and August 16, 2016, the Company entered into the Second and Third Amendments to the Credit Agreement, which re-denominated a portion of the Term Loan B Facility into euros and guaranteed the prompt and complete payment and performance of the obligations when due under the Credit Agreement.

The Amended and Restated Credit Agreement financial ratios at September 30, 2016 are as follows:

•
a maximum total net debt to adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) leverage ratio of 4.50 for the three months ended September 30, 2016 (reducing to 4.25 on December 31, 2017, further reduced to 4.00 on December 31, 2018, and further reduced to 3.75 on June 30, 2019); and

•	a minimum adjusted EBITDA to net interest expense coverage ratio of not less than 3.00

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2016
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

The key affirmative and negative covenants of the Credit Agreement include:

Affirmative Covenants	Negative Covenants - Limitations on:
pay principal and interest on time	merger, consolidation and fundamental changes
mandatory prepayments	sale of assets
timely financial reporting (including compliance certificate)	investments and acquisitions
use of proceeds	liens and security interests
notice of defaults	transactions with affiliates
continue with line of business	dividends and other restricted payments
paying taxes	negative pledge clause
maintain insurance	restrictions on subsidiary distributions
compliance with applicable laws	hedges for financial speculation
maintain property and title to property	receivable indebtedness
provide updates to guaranties and collateral when acquiring new assets or subsidiaries	incurrence of indebtedness (secured, unsecured and subordinated)
engage in periodic credit rating reviews	payments of junior/unsecured/subordinated debt
perfecting security interest on material U.S. based assets	organizational documents amendments

Mandatory prepayments are required if the outstanding revolving loans or facility letters of credit exceed the aggregate revolving credit commitments, including due to currency fluctuations if difference is greater than 105%, the excess loans must be repaid or facility letters of credit must be cash collateralized. Voluntary prepayments require one business day notice for floating rate loans in $1.0 or multiples thereof and three business days for euro currency rate loans in $5.0 or $1.0 multiples thereof. There is a prepayment premium with respect to the Term B Facility only. Until May 6, 2017, if there is a repricing event, where the Term B Facility is refinanced or amended to reduce the yield, there is a prepayment premium of 1.00% refinanced or amended. Other mandatory prepayments include incurrence of new debt outside what is allowed in the Credit Agreement, sale of certain assets beyond a de-minimis exception amount and depending on the net debt leverage, a percentage of "Excess Cash Flows" as defined in the Credit Agreement beginning with 2017 cash flows.

The Company incurred $28.0 and $39.2 of fees in the three and nine months ended September 30, 2016, respectively, related to the Credit Agreement and 2024 Senior Notes, which are amortized as a component of interest expense over the terms.

Below is a summary of financing and replacement facilities information:

Financing and Replacement Facilities	Interest Rate Index and Margin	Maturity/Termination Dates	Term (Years)
Credit Agreement facilities
Revolving Facility	LIBOR + 2.25%(i)	December 2020	5
Term Loan A Facility	LIBOR + 2.25%(i)	December 2020	5
Delayed Draw Term Loan A	LIBOR + 2.25%(i)	December 2020	5
Term Loan B Facility ($1,000.0)	LIBOR(ii) + 4.50%	November 2023	7.5
Term Loan B Facility (€350.0)	EURIBOR(iii) + 4.25%	November 2023	7.5
2024 Senior Notes	8.5%	April 2024	8

(i)	Upon completion of the fourth quarter compliance certificate, the anticipated interest rate index and margin will be LIBOR + 1.75%.

(ii)	LIBOR with a floor of 0.75%.

(iii)	EURIBOR with a floor of 0.75%.

In November 2016, the Company entered into multiple pay-fixed receive-variable interest rate swaps outstanding with an aggregate notional amount of $400.0.

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2016
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

Following the close of the Acquisition, the debt facilities under the Credit Agreement are secured by substantially all assets of the Company and its domestic subsidiaries that are borrowers or guarantors under the Credit Agreement, subject to certain exceptions and permitted liens.

In March 2006, the Company issued senior notes (2006 Senior Notes) in an aggregate principal amount of $300.0. The Company funded the repayment of $75.0 aggregate principal amount of the 2006 Senior Notes at maturity in March 2013 using borrowings under its revolving credit facility and the repayment of $175.0 aggregate principal amount of the 2006 Senior Notes that matured in March 2016 through the use of proceeds from the divestiture of the Company's NA electronic security business. Prepayment of the remaining $50.0 aggregate principal amount of the 2006 Senior Notes were paid in full on May 2, 2016. The prepayment included a make-whole premium of $3.9, which was paid in addition to the principal and interest of the 2006 Senior Notes and is included in interest expense for the nine months ended September 30, 2016.

The Company’s financing agreements contain various restrictive financial covenants, including net debt to capitalization, net debt to EBITDA and net interest coverage ratios. As of September 30, 2016, the Company was in compliance with the financial and other covenants within its debt agreements.

Restricted Cash As a result of the Acquisition, the Company has no cash classified as restricted as of September 30, 2016. The restricted cash was used for the cash portion of the Acquisition, paying off existing debt and related interest, as well as any transaction costs pursuant to the terms of the Credit Agreement. The carrying value of restricted cash approximated its fair value and was included in cash flows from investing and financing activities until it was utilized for the Acquisition. Restricted cash in investing activities consisted of the proceeds from the debt borrowings related to the Acquisition. Restricted cash in financing activities consisted of the domestic net proceeds from the NA electronic security divestiture offset by the $175.0 and $50.0 payments of the 2006 Senior Notes during the first and second quarter of 2016, respectively.

Dividends The Company paid dividends of $57.0 and $56.5 in the nine months ended September 30, 2016 and 2015, respectively. Quarterly dividends were $0.2875 per share for both periods. The Company announced a $0.10 dividend per share for its fourth quarter of 2016.

Contractual Obligations In the first nine months of 2015, the Company entered into purchase commitments due within one year for materials through contract manufacturing agreements for a total negotiated price. At September 30, 2016, the Company had purchase commitments due within one year totaling $22.6 for materials through contract manufacturing agreements at negotiated prices.

The Company has borrowed term loans available under the Credit Agreement and issued $400.0 aggregate principal amount of the 2024 Senior Notes. In November 2016 the Company repaid $200.0 of the outstanding debt from the Term Loan B Facility - USD , which was included in notes payable as of September 30, 2016. Refer to the aforementioned debt section for more details.

On August 16, 2016, the board of directors of the Company and the supervisory and management boards of Wincor Nixdorf approved the conclusion of a proposed DPLTA between Diebold KGaA, as controlling company, and Wincor Nixdorf, as controlled company. The parties executed the DPLTA after an extraordinary meeting of shareholders of Wincor Nixdorf that approved the DPLTA on September 26, 2016.

The DPLTA registration is expected to occur following fast-track clearance or final dismissal of pending shareholder litigation in Germany aimed at preventing the effectiveness of the DPLTA. Diebold is currently aware of certain Wincor Nixdorf minority shareholders who have filed contestation actions against the DPLTA resolutions adopted at Wincor Nixdorf’s extraordinary meeting of shareholders on September 26, 2016. Wincor Nixdorf initiated fast-track proceedings to obtain court approval to register the DPLTA despite such pending shareholder litigation. While the conclusion of fast-track proceedings typically takes between three to five months following the initial filing, no assurance can be given as to the duration and outcome of such proceedings.

Under the DPLTA, when effective and subject to certain limitations pursuant to applicable law, (i) Diebold KGaA will be entitled to issue binding instructions to the management board of Wincor Nixdorf, (ii) Wincor Nixdorf will transfer all of its annual profits to Diebold KGaA, subject to, among other things, the creation or dissolution of certain reserves, and (iii) Diebold KGaA will generally absorb all annual losses incurred by Wincor Nixdorf. In addition, when effective and subject to certain limitations pursuant to applicable law, the DPLTA will provide that Wincor Nixdorf minority shareholders be offered, at their election, (i) to put their Wincor Nixdorf ordinary shares to Diebold KGaA in exchange for a compensation in cash of €55.02 per Wincor Nixdorf ordinary

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2016
DIEBOLD, INCORPORATED AND SUBSIDIARIES
(unaudited)
(in millions, except per share amounts)

share, or (ii) to remain Wincor Nixdorf minority shareholders and receive a recurring compensation in cash of €3.13 (€2.82 net under the current taxation regime) for each full fiscal year of Wincor Nixdorf and for each Wincor Nixdorf ordinary share.

In connection with the DPLTA and pursuant to the German stock corporation act, Diebold KGaA and Wincor Nixdorf published a joint contract report, dated August 16, 2016, of the management board of Wincor Nixdorf and the management of Diebold KGaA that includes a description of the transactions contemplated by the DPLTA and other information (the Contract Report), attaching the form of the proposed DPLTA and a valuation report of PricewaterhouseCoopers AG Wirtschaftsprüfungsgesellschaft, dated August 16, 2016, regarding the enterprise value of Wincor Nixdorf as of September 26, 2016, and other information. In connection with the proposed DPLTA, Diebold KGaA and Wincor Nixdorf also obtained an audit report by an independent court-appointed auditor, ADKL AG, dated August 16, 2016 (the Audit Report). Diebold KGaA’s obligations under the DPLTA will be fully guaranteed by the Company.

Except for the items noted above, all contractual cash obligations with initial and remaining terms in excess of one year and contingent liabilities remained generally unchanged at September 30, 2016 compared to December 31, 2015.

Off-Balance Sheet Arrangements The Company enters into various arrangements not recognized in the condensed consolidated balance sheets that have or could have an effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources. The principal off-balance sheet arrangements that the Company enters into are guarantees, operating leases and sales of finance receivables. The Company provides its global operations guarantees and standby letters of credit through various financial institutions to suppliers, regulatory agencies and insurance providers. If the Company is not able to make payment, the suppliers, regulatory agencies and insurance providers may draw on the pertinent bank. Refer to note 14 to the condensed consolidated financial statements for further details of guarantees. The Company has sold finance receivables to financial institutions while continuing to service the receivables. The Company records these sales by removing finance receivables from the condensed consolidated balance sheets and recording gains and losses in the condensed consolidated statements of operations.

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

Management believes there have been no significant changes during the nine months ended September 30, 2016 to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s annual report on Form 10-K for the year ended December 31, 2015.

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations as of September 30, 2016
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

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Some of the risks, uncertainties and other factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements include, but are not limited to:

•	the ultimate impact and outcome of the review of the Acquisition by the Competition and Markets Authority in the United Kingdom;

•	the implementation, ultimate impact and outcome of the DPLTA, including that its effectiveness may be delayed as a result of litigation or otherwise;

•
the ultimate outcome and results of integrating the operations of the Company and Wincor Nixdorf, the ultimate outcome of the Company’s pricing, operating and tax strategies applied to Wincor Nixdorf and the ultimate ability to realize synergies;

•	the success of the Company's strategic business alliance with Securitas AB;

•	the Company's ability to successfully launch and operate its joint ventures in China with the Inspur Group and Aisino Corp.;

•	the Company's ability to reduce stranded costs related to its NA electronic security business from its ongoing operations;

•	competitive pressures, including pricing pressures and technological developments;

•	changes in the Company's relationships with customers, suppliers, distributors and/or partners in its business ventures;

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

On August 15, 2016 the Company designated its €350.0 euro-denominated Term Loan B Facility as a net investment hedge of its investments in certain subsidiaries that use the Euro as their functional currency in order to reduce volatility in stockholders' equity caused by the changes in foreign currency exchange rates of the Euro with respect to the U.S. Dollar. The notes will bear interest at the EURIBOR plus an applicable margin of 4.25 percent. Effectiveness will be assessed at least quarterly by confirming that the respective designated net investments' net equity balances at the beginning of any period collectively continues to equal or exceed the balance outstanding on the Company's Euro-denominated term loan. Changes in value that are deemed effective are accumulated in AOCI. When the respective net investments are sold or substantially liquidated, the balance of the cumulative translation adjustment in AOCI will be reclassified into earnings. The net gain (loss) recognized in AOCI on net investment hedge foreign currency borrowings was $(2.3) for both the three and nine months ended September 30, 2016.

Refer to the Company’s annual report on Form 10-K for the year ended December 31, 2015 for a discussion of market risk exposures. There have been no material changes in this information since December 31, 2015.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2016
(in millions, except share and per share amounts)

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

In connection with the preparation of this quarterly report on Form 10-Q, the Company's management, under the supervision and with the participation of the CEO and CFO, conducted an evaluation of disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the CEO and CFO have concluded that such disclosure controls and procedures were effective as of September 30, 2016.

Change in Internal Controls

We continued a phased implementation of enterprise resource planning systems in our NA operations, a portion of which was completed during 2015 and the balance expected to be substantially completed during 2016. We believe we are maintaining and monitoring appropriate internal controls during the implementation period. On August 15, 2016, the Company completed the acquisition of Wincor Nixdorf. As permitted by SEC guidance, the scope of management’s evaluation of internal control over financing reporting as of September 30, 2016 did not include the internal control over financial reporting of Wincor Nixdorf. However, we are extending our oversight and monitoring processes that support our internal control over financial reporting to include Wincor Nixdorf's operations.

During the quarter ended September 30, 2016, there have been no other changes in our internal control over financial reporting during the period covered by this quarterly report on 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2016
(in millions, except share and per share amounts)

Part II – Other Information
Item 1: Legal Proceedings

At September 30, 2016, the Company was a party to several lawsuits as well as several routine indirect tax claims from various taxing authorities globally that were incurred in the normal course of business, which neither individually nor in the aggregate are considered material by management in relation to the Company's financial position or results of operations. In addition, the Company has indemnification obligations with certain former employees and costs associated with these indemnifications are expensed as incurred. In management's opinion, the Company's condensed consolidated financial statements would not be materially affected by the outcome of those legal proceedings, commitments or asserted claims.

On October 22, 2013, Diebold, Inc. finalized a settlement agreement with the U.S. Securities and Exchange Commission (SEC) and a Deferred Prosecution Agreement (DPA) with the U.S. Department of Justice (DOJ) to settle charges arising from violations of the Foreign Corrupt Practices Act (FCPA).  Pursuant to those agreements, Diebold was required to retain an independent corporate monitor to review our compliance program, internal accounting controls, record-keeping, and financial reporting policies and procedures relating to the FCPA and other applicable anti-corruption laws.  Since that time, the Company has made significant enhancements to its global ethics and compliance program.  On October 24, 2016, the corporate monitor certified to the SEC and DOJ that our compliance program is reasonably designed and implemented to prevent and detect violations of anti-corruption laws.  The DPA and the independent corporate monitorship expired on October 29, 2016.  With the completion of the monitorship, the Company has fulfilled its obligations under the settlement agreements with the DOJ and SEC.

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

The business combination remains subject to antitrust review by the Competition and Markets Authority of the United Kingdom, which, if approval is delayed or not granted, may impact our ability to integrate Wincor Nixdorf successfully.

While the Acquisition closed on August 15, 2016, and, accordingly, Wincor Nixdorf is an indirect subsidiary of Diebold, the business combination remains subject to review by the Competition and Markets Authority of the United Kingdom (CMA). Although receipt of clearance from the CMA was not a condition to the consummation of the business combination, Diebold and Wincor Nixdorf are required to operate their businesses in the U.K. separately until such clearance has been received. The CMA has broad discretion in administering the governing regulations and may impose requirements, limitations or costs, mandate remedies, such as divestitures of certain business assets, or place additional restrictions on the conduct of our businesses, to ensure sufficient competition in the U.K. market. No assurance can be given as to the ultimate impact and outcome of the CMA review, that approval from the CMA will be obtained, or the terms, conditions and timing of such approval. Any delay or uncertainty relating to such approval may result in additional transaction costs and make it more difficult for us to maintain or pursue particular business strategies and integrate Wincor Nixdorf successfully. Conditions imposed by the CMA may restrict our ability to modify the operations of our business in response to changing circumstances or our ability to expend cash for other uses or otherwise have an adverse effect on the anticipated benefits of the business combination, thereby adversely impacting the business, financial condition and results of operations of Diebold.

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

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2016
(in millions, except share and per share amounts)

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Information concerning the Company’s share repurchases made during the third quarter of 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
July	2,547	$26.96	—	2,426,177
August	—	$—	—	2,426,177
September	2,409	$24.88	—	2,426,177
Total	4,956	$25.95	—

(1)	All shares were surrendered or deemed surrendered to the Company in connection with the Company’s share-based compensation plans.

(2)
The total number of shares repurchased as part of the publicly announced share repurchase plan since its inception was 13,450,772 as of September 30, 2016. The plan was approved by the Board of Directors in 1997. The Company may purchase shares from time to time in open market purchases or privately negotiated transactions. The Company may make all or part of the purchases pursuant to accelerated share repurchases or Rule 10b5-1 plans. The plan has no expiration date. The following table provides a summary of Board of Directors approvals to repurchase the Company’s outstanding common shares:

Total Number of Shares Approved for Repurchase
1997	2,000,000
2004	2,000,000
2005	6,000,000
2007	2,000,000
2011	1,876,949
2012	2,000,000
15,876,949

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

None.

DIEBOLD, INCORPORATED AND SUBSIDIARIES
FORM 10-Q as of September 30, 2016
(in millions, except share and per share amounts)

Item 6: Exhibits

3.1(i)
Amended and Restated Articles of Incorporation of Diebold, Incorporated – incorporated by reference to Exhibit 3.1(i) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 (Commission File No. 1-4879)

3.1(ii)	Amended and Restated Code of Regulations - incorporated by reference to Exhibit 3.1(ii) to Registrant’s Current Report on Form 8-K filed on August 19, 2016 (Commission File No. 1-4879)

3.2
Certificate of Amendment by Shareholders to Amended Articles of Incorporation of Diebold, Incorporated – incorporated by reference to Exhibit 3.2 to Registrant’s Form 10-Q for the quarter ended March 31, 1996 (Commission File No. 1-4879)

3.3
Certificate of Amendment to Amended Articles of Incorporation of Diebold, Incorporated – incorporated by reference to Exhibit 3.3 to Registrant’s Form 10-K for the year ended December 31, 1998 (Commission File No. 1-4879)

10.1
Domination and Profit and Loss Transfer Agreement, dated September 26, 2016, by and among Diebold Holding Germany Inc. & Co. KGaA and Wincor Nixdorf AG (English translation) - incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on September 29, 2016 (Commission File No. 1-4879)

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

DIEBOLD, INCORPORATED

Date: November 14, 2016	By:	/s/ Andreas W. Mattes
Andreas W. Mattes
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2016	By:	/s/ Christopher A. Chapman
Christopher A. Chapman
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT DESCRIPTION
3.1(i)
Amended and Restated Articles of Incorporation of Diebold, Incorporated - incorporated by reference to Exhibit 3.1(i) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 (Commission File No. 1-4879)

3.1(ii)	Amended and Restated Code of Regulations - incorporated by reference to Exhibit 3.1(ii) to Registrant’s Current Report on Form 8-K filed on August 19, 2016 (Commission File No. 1-4879)

3.2
Certificate of Amendment by Shareholders to Amended Articles of Incorporation of Diebold, Incorporated – incorporated by reference to Exhibit 3.2 to Registrant’s Form 10-Q for the quarter ended March 31, 1996 (Commission File No. 1-4879)

3.3
Certificate of Amendment to Amended Articles of Incorporation of Diebold, Incorporated – incorporated by reference to Exhibit 3.3 to Registrant’s Form 10-K for the year ended December 31, 1998 (Commission File No. 1-4879)

10.1
Domination and Profit and Loss Transfer Agreement, dated September 26, 2016, by and among Diebold Holding Germany Inc. & Co. KGaA and Wincor Nixdorf AG (English translation) - incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on September 29, 2016 (Commission File No. 1-4879)

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